Form 10-Q
period 1999-03-31
UMPQUA HOLDINGS CORP
filed 1999-05-11
CIK 1077771

As Filed with the Securities and Exchange Commission on May 11, 1999


                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: March 31, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to
     _____________.


Commission File Number:  000-25597


                          Umpqua Holdings Corporation
            (Exact Name of Registrant as Specified in Its Charter)


                   OREGON                                93-1261319
       ---------------------------------           -----------------------
         (State or Other Jurisdiction                 (I.R.S. Employer
       of Incorporation or Organization)            Identification Number)


                                445 SE Main St
                            Roseburg, Oregon 97470
              (address of Principal Executive Offices)(Zip Code)


                                (541) 440-3963
             (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      __X__  Yes  _____ No

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:

Common stock, no par value, outstanding as of March 31, 1999: 7,665,552

                          UMPQUA HOLDINGS CORPORATION
                                   FORM 10-Q
                               QUARTERLY REPORT
                               TABLE OF CONTENTS
                                 _____________


PART I     FINANCIAL INFORMATION                                      PAGE

Item 1.    Financial Statements

           Condensed Consolidated Statements of Income:
                Three months ended March 31, 1999 and 1998              3

           Condensed Consolidated Statements of Comprehensive Income:
                Three months ended March 31, 1999 and 1998              4

           Condensed Consolidated Balance Sheets:
                March 31, 1999 and December 31, 1998                    5

           Condensed Consolidated Statements of Cash Flows:
                Three months ended March 31, 1999 and 1998              6

           Notes to Condensed Consolidated Financial Statements         7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       8-16

Item 3.    Quantitative and Qualitative disclosures about
           market risk                                                 16

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                         None
Item 2.    Changes in Securities                                     None
Item 3.    Defaults Upon Senior Securities                           None
Item 4.    Submission of Matters to a Vote of Security Holders       None
Item 5.    Other Information                                         None
Item 6.    Exhibits and Reports on Form 8-K                            17

SIGNATURES                                                             18

                          PART I: FINANCIAL INFORMATION


Item 1. Financial Statements

                           UMPQUA HOLDINGS CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                              Three months ended March 31,
                                                                 1999           1998
                                                              ------------   ------------
Interest Income
  Interest and fees on loans                                  $ 4,365,657    $ 3,699,806
  Interest on investment securities available for sale          1,244,880      1,023,227
  Interest bearing deposits with other banks                      112,844         99,696
                                                              -----------    -----------
    Total interest income                                       5,723,381      4,822,729
                                                              -----------    -----------

Interest Expense
  Interest on deposits                                          1,618,078      1,582,389
  Interest on borrowings                                          323,418        198,685
                                                              -----------    -----------
    Total interest expense                                      1,941,496      1,781,074
                                                              -----------    -----------

Net Interest Income                                             3,781,885      3,041,655
  Provision for loan losses                                       328,000        273,500
                                                              -----------    -----------
Net interest income after provision for loan losses             3,453,885      2,768,155

Noninterest Income
  Service charges                                                 634,546        489,200
  Commissions                                                     100,100        187,691
  Other noninterest income                                        225,654        169,943
                                                              -----------    -----------
    Total noninterest income                                      960,300        846,834
                                                              -----------    -----------
Noninterest Expense
  Salaries and employee benefits                                1,361,025      1,126,254
  Premises and Equipment                                          365,529        346,138
  Other noninterest expense                                       793,230        721,938
                                                              -----------    -----------
  Total noninterest expense                                     2,519,784      2,194,330
                                                              -----------    -----------

Income before income taxes                                      1,894,401      1,420,659
  Provision for income taxes                                      691,456        528,659
                                                              -----------    -----------
Net Income                                                    $ 1,202,945      $ 892,000
                                                              ===========    ===========
Earnings Per Share
  Basic                                                            $ 0.16         $ 0.14
  Diluted                                                          $ 0.15         $ 0.13

See accompanying notes to condensed consolidated financial statements


                           UMPQUA HOLDINGS CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                Three months ended March
                                                                 1999           1998
                                                              ------------   ------------
Net income                                                    $ 1,202,945    $   892,000
                                                              -----------    -----------
  Unrealized losses arising during the period on
    investment securities available for sale                     (804,012)       (11,806)
                                                              -----------    -----------
  Income tax benefits related to unrealized
     losses on investment securities                              274,048          4,132
                                                              -----------    -----------
     Net unrealized losses on investment securities
       available for sale                                        (529,964)        (7,674)
                                                              -----------    -----------
Comprehensive Income                                          $   672,981    $   884,326
                                                              ===========    ===========

See accompanying notes to condensed consolidated financial statements

                           UMPQUA HOLDINGS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                  March 31,        December 31,
                                                                    1999              1998
                                                                ------------       ------------
ASSETS
  Cash and due from banks                                       $ 17,806,612       $ 17,765,938
  Interest bearing deposits in other banks                         6,535,859         19,201,605
                                                                ------------       ------------
    Total Cash and Cash Equivalents                               24,342,471         36,967,543
  Investment securities available for sale                        81,706,691         84,887,992
  Mortgage loans held for sale                                       671,251          1,780,225
  Loans receivable                                               200,636,958        186,166,966
    Less: Allowance for loan losses                               (2,911,586)        (2,663,914)
                                                                ------------       ------------
    Loans, net                                                   197,725,372        183,503,052
  Federal Home Loan Bank stock at cost                             1,986,400          1,949,200
  Property and equipment, net of depreciation                      7,438,413          7,161,950
  Interest receivable                                              2,284,919          2,131,553
  Other assets                                                       981,705            505,467
                                                                ------------       ------------
Total Assets                                                    $317,137,222       $318,886,982
                                                                ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
    Noninterest bearing                                         $ 49,890,457       $ 52,235,927
    Savings and interest-bearing checking                        128,426,709        131,357,171
    Time deposits                                                 75,317,519         72,211,623
                                                                ------------       ------------
      Total Deposits                                             253,634,685        255,804,721

  Term debt to Federal Home Loan Bank                             25,188,000         25,198,000
  Accrued interest payable                                           314,690            353,054
  Other liabilities                                                1,602,325          1,385,581
                                                                ------------       ------------
      Total Liabilities                                          280,739,700        282,741,356
                                                                ------------       ------------

Commitments and contingencies

SHAREHOLDERS' EQUITY
  Common stock, no par value                                      26,504,220         26,425,200
  Retained earnings                                                9,758,171          9,055,331
  Cumulative other comprehensive income                              135,131            665,095
                                                                ------------       ------------
      Total Shareholders' Equity                                  36,397,522         36,145,626
                                                                ------------       ------------
Total Liabilities and Shareholders' Equity                      $317,137,222       $318,886,982
                                                                ============       ============


See accompanying notes to condensed consolidated financial statements

                          UMPQUA HOLDINGS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                       Three months ended March 31,

                                                                                             1999                 1998
                                                                                         -----------           ---------
Cash flows from operating activities:
    Net income                                                                           $ 1,202,945           $ 892,000
    Adjustments to reconcile net income to net cash provided by (used in)
            operating activities:
        Federal Home Loan Bank stock dividends                                               (37,200)            (34,500)
        Deferred income tax benefit
        Amortization of investment premiums, net                                              48,646              74,351
        Origination of loans held for sale                                                (4,354,450)         (8,270,092)
        Proceeds from sales of loans held for sale                                         5,527,690           7,335,920
        Provision for loan losses                                                            328,000             273,500
        Gain on sales of mortgage servicing rights
        Gain on sales of loans                                                               (69,929)            (93,096)
        Net realized losses on sale of investment securities available for sale
        Depreciation of premises and equipment                                               164,855             167,616
        (Gain) loss on sale of premises and equipment
        Net (increase) decrease in other assets                                             (355,557)             77,600
        Net increase (decrease) in other liabilities                                         275,795          (1,085,756)
                                                                                         -----------         -----------
                    Net cash provided by (used in) operating activities                    2,730,795            (662,457)
                                                                                         -----------         -----------

Cash flows from investing activities:
    Purchases of investment securities                                                    (5,114,945)         (6,270,290)
    Maturities of investment securities                                                    4,518,056           4,050,000
    Principal repayments received on mortgagebacked and related securities                2,925,532           1,895,626
    Proceeds from sales of investment securities available for sale
    Net  loan originations                                                               (15,057,141)         (8,407,722)
    Purchase of loans                                                                       (763,380)
    Proceeds from sales of loans                                                           1,275,864             238,553
    Purchases of premises and equipment                                                     (441,318)            (37,563)
                                                                                         -----------         -----------
    Proceeds from sale of premises and equipment                                                   -                   -
                                                                                         -----------         -----------
                    Net cash used in investing activities                                (12,657,332)         (8,531,396)
                                                                                         -----------         -----------
Cash flows from financing activities:
    Net increase (decrease) in deposit liabilities                                        (2,170,036)          3,701,793
    Dividends paid on common stock                                                          (306,702)           (162,709)
    Repurchase of common stock                                                              (303,113)
    Proceeds from stock options exercised                                                     91,316              24,729
    Proceeds from (repayments of) Federal Home Loan Bank borrowings  net                    (10,000)          4,990,000
                                                                                         -----------         -----------
                    Net cash provided by (used in) financing activities                   (2,698,535)          8,553,813
                                                                                         -----------         -----------

Net decrease in cash and cash equivalents                                                (12,625,072)           (640,040)

Cash and cash equivalents, beginning of period                                            36,967,543          24,114,566
                                                                                         -----------         -----------

Cash and cash equivalents, end of period                                                 $24,342,471         $23,474,526
                                                                                         ===========         ===========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest                                                                         $ 1,979,860         $ 1,846,666
        Income taxes                                                                     $         -         $         -

Noncash financing activities
        Tax benefit of stock options exercised                                           $    97,374         $         -


See accompanying notes to condensed consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)   BASIS OF FINANCIAL STATEMENT PREPARATION

            The accompanying condensed consolidated financial statements have been prepared by the Company without audit and in conformity with generally accepted accounting principles for interim financial information. Accordingly, certain financial information and footnotes have been omitted or condensed. In the opinion of management, the condensed consolidated financial statements include all necessary adjustments (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's audited condensed consolidated financial statements for the year ended December 31, 1998 included as part of the Company's 1998 annual report to shareholders. The results of operations for the interim period shown in this report are not necessarily indicative of results for any future interim period or the entire fiscal year.

      (b)   EARNINGS PER SHARE

            Basic and diluted net income per share are based on the weighted average number of common shares outstanding during each period, with diluted including the effect of potentially dilutive common shares. The weighted average number of common shares outstanding for basic net income per share computations were 7,666,949 and 6,512,830 for the three month periods ended March 31, 1999 and 1998, respectively. For diluted net income per share 143,606 and 165,167 were added to weighted average shares outstanding for 1999 and 1998, respectively, representing potential dilution for stock options outstanding, calculated using the treasury stock method. Options to purchase 14,107 shares at $12 per share were outstanding during the first quarter of 1999 but were not included in the computation of diluted earnings per share because the options, exercise price was greater than the average market price of the common shares. The options, which expire on March 31, 2009, were still outstanding at March 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion contains a review of Umpqua Holdings Corporation's (Company) financial condition at March 31, 1999 and the operating results for the three months then ended. When warranted, comparisons are made to the same period in 1998 and to December 31, 1998. This discussion should be read in conjunction with the financial statements (unaudited) contained elsewhere in this report. All numbers, except per share data, are expressed in thousands of dollars.

      This discussion contains certain forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated. These risks and uncertainties include the Company's ability to maintain or expand its market share, net interest margins, or implement its marketing and growth strategies. Further, actual results may be affected by the Company's ability to compete on price and other factors with other financial institutions; customer acceptance of new products and services; general trends in the banking and the regulatory environment, as they relate to the Company's cost of funds and returns on assets. In addition there are risks inherent in the banking industry relating to the collectability of loans and changes in interest rates. The reader is advised that this list of risks is not exhaustive and should not be construed as any prediction by the Company as to which risks would cause actual results to differ materially from those indicated by the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

HIGHLIGHTS

      The Company earned $1,203 during the first quarter of 1999, an increase of 34.9% over first quarter 1998 earnings of $892. Diluted earnings per share for the first quarters of 1999 and 1998 were $0.15 and $0.13, respectively. At March 31, 1999 total assets were $317,137, a 1% decrease from December 31, 1998. Comparing the first quarter of 1999 to the same period in 1998, return on average assets increased from 1.41% in 1998 to 1.56% in 1999 while return on average equity decreased to 13.3% from 17.1%. Return on average equity has declined as the Company absorbs $12,384 of additional capital raised in its public stock offering April 1, 1998.


RESULTS OF OPERATIONS

Net Interest Income

      Net interest income is the primary source of the Company's revenue. Net interest income is the difference between interest income earned from loans and investment securities, and interest expense paid on customer deposits and debt. Changes in net interest income result from changes in "volume" and "rate". Volume refers to the dollar level of interest earning assets and interest bearing liabilities. Rate refers to the underlying earnings yields on assets and costs of liabilities.

      Net interest income on a tax-equivalent basis for the first quarter 1999 was $3,856, an increase of 25% over net interest income of $3,081 in the first quarter of 1998 (see table 1). Average earning assets during the three months ended March 31, 1999 increased 23% over the comparable period in 1998.

      The overall earning asset yield for the first quarter of 1999 was 8.15%, down 0.25% from the comparable prior year period. Average loans during the first quarter 1999 were $192,792, a 23% increase over the first quarter of 1998. Investment securities also increased 22% during the same period.

      The cost of interest bearing liabilities during the first quarter 1999 was 3.52%, down 0.24% from the first quarter of 1998. Interest bearing liabilities comprised 77% of the earning asset base during the first quarter of 1999 compared to 82% during the first quarter of 1998. Additional funding was provided by the capital raised from the Company's $12,284 stock offering April 1, 1998.

      AVERAGE BALANCES AND AVERAGE RATES EARNED AND PAID The following table shows average balances and interest income or interest expense, with the resulting average yield or rates by category of average earning asset or interest-bearing liability:


                                     Three Months ended                 Three Months ended
                                       March 31, 1989                     March 31, 1989
                               -----------------------------     ---------------------------------
                                                                                                          INCREASE (DECREASE)
                                AVERAGE     INCOME/               AVERAGE          INCOME/                 DUE TO CHANGE IN
                                BALANCE     EXPENSE    RATE       BALANCE          EXPENSE   RATE     VOLUME      RATE   NET CHANGE
                               -----------------------------     ---------------------------------    -----------------------------
(in thousands)
INTEREST-EARNING ASSETS:
Loans (1)(2)                    $ 192,792   $ 4,348    9.15%     $ 156,717         $ 3,688   9.54%     $ 849      (189)    $ 660
Loans held for sale                   632        18   11.55%           895              15   6.80%        (4)        7         3
Investment securities
   Taxable securities              69,877     1,072    6.14%        64,921             968   5.96%        74        30       104
   Nontaxable securities (1)       15,133       247    6.53%         4,657              83   7.13%       187       (23)      164
Temporary investments              10,057       113    4.56%         7,528             100   5.39%        34       (21)       13
                                -------------------              -------------------------            --------------------------
Total interest earning assets     288,491     5,798    8.15%       234,718           4,854   8.39%     1,140      (196)      944
Cash and due from banks            16,456                           13,817
Allowance for loan losses          (2,729)                          (2,231)
Other assets                       10,171                            9,793
                                ---------                        ---------
   Total assets                 $ 312,389                        $ 256,097
                                =========                        =========

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and
   savings accounts             $ 126,622    $  775    2.48%     $ 113,773           $ 757   2.70%        85       (67)       18
Time deposits                      71,507       844    4.79%        64,464             825   5.19%        90       (71)       19
Term debt                          25,425       323    5.15%        14,011             199   5.76%       162       (38)      124
                                -------------------              -------------------------            --------------------------
   Total interest-bearing
     liabilities                  223,554     1,942    3.52%       192,248           1,781   3.76%       337      (176)      161
Non interest bearing deposits      50,300                           41,751                            --------------------------
Other liabilities                   1,840                              960
                                ---------                        ---------
   Total liabilities              275,694                          234,959
Shareholders' equity               36,695                           21,138
                                ---------                        ---------
   Total liabilities and
    shareholders' equity        $ 312,389                        $ 256,097
                                =========                        =========

NET INTEREST INCOME (1)                     $ 3,856                                $ 3,073             $ 803     $ (20)    $ 783
                                            =======                                =======            =======   ======    ======
NET INTEREST SPREAD                                    4.63%                                 4.63%

AVERAGE YIELD ON EARNING ASSETS (1),(2)                8.15%                                 8.39%
INTEREST EXPENSE TO EARNING ASSETS                     2.73%                                 3.08%
                                                      -----                                 -----
NET INTEREST INCOME TO EARNING ASSETS (1),(2)          5.42%                                 5.31%
                                                      =====                                 =====


(1) Tax exempt income has been adjusted to a tax equivalent basis at a 34% effective rate. The amount of such adjustment was an addition to recorded income of $74 and $31 for the three months ended March 31, 1999 and 1998, respectively.

(2)   Non-accrual loans are included in average balance.


Provision for Loan Losses

      The provision for loan losses is management's estimate of the amount necessary to maintain an allowance for loan losses that is considered adequate based on the risk of future losses in the loan portfolio. The provision for loan losses for the first quarter 1999 was $328 compared with $274 during the first quarter of 1998. Net charge-offs were $80 for the three months ended March 31, 1999 compared with net charge-offs of $57 for the same period in 1998. Nonperforming assets increased to $1,425 at March 31, 1999 from $616 at December 31, 1998. The $809 increase in nonperforming assets was primarily attributable to two real estate credits that the Company believes are adequately secured. The allowance for loan losses totaled $2,912, or 1.45% of total loans, at March 31, 1999 compared to $2,664, or 1.43% of total loans, at December 31, 1998.

Noninterest Income

      Noninterest income increased 13% from $847 to $960 during the first quarter of 1999 compared with the same period in 1998. This increase results from growth in service fees on deposit accounts and an expansion of ATM revenue through the addition of ATM machines during the second half on 1998. Commissions income decreased $88 due to lower sales volume at the Company's brokerage subsidiary.

Noninterest Expense

      Other operating expenses consist principally of employees' salaries and benefits, occupancy costs, data processing and communications expenses, marketing, insurance premiums, professional fees and other noninterest expenses. A measure of the Company's ability to contain noninterest expense is the efficiency ratio. This statistic is derived by dividing total noninterest expenses by the sum of net interest income and noninterest income. The efficiency ratio has improved steadily during 1999 as net interest income and noninterest income have increased without a corresponding percentage increase in noninterest expenses. The efficiency ratio for the first quarter 1999 was 52% compared to 56% for the first quarter 1998.

      Salaries and employee benefits increased 20.8% during the first quarter 1999 as compared to 1998. The increase over 1998 was due primarily to changes in the Company's compensation structure at its brokerage subsidiary. Approximately $70 of brokerage commissions were paid to an independent contractor in the first quarter of 1998 and recorded in Other noninterest expense. In 1999 all brokerage personnel were employees of the Company and the corresponding commissions expense was recorded in Salaries and benefits expense. Expansion of the Company's infrastructure due to growth, and merit increases account for the remainder of the increase in Salaries and benefits expense.

      Premises and equipment expenses and other noninterest expense for first quarter 1999 increased 5.6% and 9.9% respectively from the prior year. These increases were attributable to the opening of a new business and real estate loan center in March 1999, expansion of the ATM network and increased activity.


FINANCIAL CONDITION

      Significant changes in the Company's financial position from December 31, 1998 to March 31, 1999 are as follows:

      Interest bearing deposits with banks - Interest bearing deposits with banks decreased from $19,202 at December 31, 1998 to $6,536 at March 31, 1999. These balances consist of short-term deposits at the Federal Home Loan Bank and fluctuate in response to loan demand and deposit fluctuations.

      Loans - Loans increased $14,470 from December 31, 1998 to March 31, 1999. This increase was primarily related to increases in commercial real estate loans.

      Shareholders' equity - Shareholders' equity increased $252 from December 31, 1998. Retained earnings increased as a result of quarterly earnings offset by dividends accrued of $307. Cumulative other comprehensive income decreased from $665 at December 31, 1998 to $135 at March 31, 1999 due to decreases in the market value of investments available for sale.

LIQUIDITY AND CAPITAL RESOURCES

      The Company derives liquidity through the growth of core deposits and the maturity of investment securities and loans. Additional liquidity is provided by the Company's ability to borrow funds on an overnight or long-term basis. There was no erosion in the Company's liquidity position between December 31, 1998 and March 31, 1999.

      At March 31, 1999 the Company was required to have Tier 1 and Total Risk-Based Capital ratios of 4.0% and 8.0%, respectively. The Company's actual ratios at that date were 17.2% and 18.5 respectively.


EFFECTS OF THE YEAR 2000

      INTRODUCTION. The Year 2000 creates challenges with respect to the automated systems used by financial institutions and other companies. Many software programs are not able to recognize the year 2000, since most programs and systems were designed to store calendar year in the 1900's by assuming the "19" and storing only the last two digits of the year. For example, these automated systems would recognize a year stored as "00" as the year "1900", rather than as the year "2000". If these automated systems are not appropriately re-coded, updated or replaced before the year 2000, they will likely confuse data, crash or fail in some manner. In addition, many software programs and automated systems will fail to recognize the year 2000 as a leap year. The problem is not limited to computer systems. Year 2000 issues will potentially affect every system that has an embedded microchip, such as automated teller machines, elevators and vaults.

      The year 2000 challenge is especially problematic for financial institutions, since many transactions such as interest accruals and payments are date sensitive. It also may affect the operations of third parties with whom the Company does business, including the Company's vendors, suppliers, utility companies and customers.

THE COMPANY'S STATE OF READINESS. The Company is committed to addressing these year 2000 challenges in a prompt and responsible manner and has dedicated resources to do so. Management has completed an assessment of its automated systems and has implemented a plan to resolve these issues, including purchasing appropriate computer technology. The Company's year 2000 compliance plan ("Year 2000 Plan") has five phases. These phases are
(1) project management, (2) awareness, (3) assessment, (4) testing, and (5) renovation and implementation. The Company has substantially completed phases one through four, and has made significant progress in the renovation and implementation phase of the Year 2000 Plan. Appropriate follow-up activities are continuing to occur.

      Project Management. The Company has assigned primary responsibility for year 2000 project management to its Chief Financial Officer. The Company has also formed a year 2000 compliance committee, consisting of appropriate representatives from its critical operational areas to assist in implementing the Year 2000 Plan. In addition, the Company provides periodic reports to its Board of Directors in order to assist them in overseeing the Company's year 2000 readiness.

      Awareness. The Company has completed several projects designed to promote awareness of year 2000 issues throughout our organization and our customer base. These projects include communication through local seminars in each of the communities the Company serves, mailing information brochures to deposit and loan customers, providing training for lending officers and other staff, and responding to vendor, customer, and shareholder inquiries.

      Assessment.    Assessment   is   the   process   of    identifying    all
      mission-critical applications that could potentially be negatively affected by dates in the year 2000 and beyond. The Company's assessment phase is complete. Systems examined during this phase included telecommunication systems, account-processing applications, and other software and hardware used in connection with customer accounts. The
      Company's operations, like those of many other companies, are intertwined with the operations of certain of its business partners. Accordingly, the Company's operations could be materially affected if the operations of those companies who provide the Company with mission-critical applications, systems, and services are materially affected. For example, the Company depends upon vendors who provide equipment, technology, and software to it in connection with its business operations. Failure of these software vendors to achieve year 2000 readiness could substantially affect the operations of the Company. In addition, lawsuits and other financial challenges materially affecting the financial viability of these vendors could materially affect the Company. In response to this concern, the Company has identified and contacted those vendors who provide our mission-critical applications. The Company has assessed their year 2000 compliance efforts and will continue to monitor their progress as the year 2000 approaches.

      Testing. Initial testing of the Company's computer system used to account for customer accounts has been successful. Management expects all testing to be completed by the second quarter of 1999.

      Renovation and Implementation. This phase involves obtaining and implementing renovated software applications provided by our vendors. As these applications are received and implemented, the Company will test them for year 2000 compliance. This phase also involves upgrading and replacing automated systems where appropriate and will continue throughout 1999. Although this phase will be substantially complete before the end of 1999, additional follow-up activities may take place in the year 2000 and beyond.

      ESTIMATED COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES. The total financial effect of these year 2000 challenges on the Company cannot be predicted with certainty at this time. In fact, in spite of all efforts being made to rectify these problems, the success of these efforts cannot be predicted until the year 2000 actually arrives. The Company will upgrade or replace certain automated systems before the year 2000; however, some of these systems would have been replaced before the year 2000 without regard to year 2000 compliance issues, due to technology updates and Company expansion.

      Management does not believe that expenses related to meeting the Company's year 2000 challenges will have a material effect on the operations or financial performance of the Company. However, factors beyond the control of management, such as the effects on vendors of our mission-critical software and systems, the effects of year 2000 issues on the economy, and the development of the risks identified below under "The Risks of the Company's Year 2000 Issues," among other things, could have a material effect on the operations or financial performance of the Company.

      For 1999, the Company has incurred approximately $15 of external operating expenses relative to year 2000 compliance issues. In 1999, the Company expects to incur external additional operating expenses of approximately the $100. These amounts do not include the significant internal costs associated with the year 2000 issues, such as compensation costs of the technology staff.

      THE RISKS OF THE COMPANY'S YEAR 2000 ISSUES. The year 2000 presents certain risks to the Company and its operations. Some of these risks are present because the Company purchases technology applications from other parties who face year 2000 challenges. Other of these risks are inherent in the business of banking or are risks faced by many companies with stock traded on a national stock exchange. Although it is impossible to identify every possible risk that the Company may face moving into the new millennium, management has, to date, identified the following potential risks:

o Commercial banks, such as the Company, may experience a contraction in their deposit base, if a significant amount of deposited funds are withdrawn by customers prior the year 2000. This potential deposit contraction could make it necessary for the Company to change its sources of funding and could materially impact future earnings. Significant demand for funds by other banks could reduce the amount of funds available for the Company to borrow. If insufficient funds are available from a Federal Home Loan Bank or other correspondents, the Company may also sell investment securities or other liquid assets to meet liquidity needs. Despite these efforts, a significant deposit contraction could materially impact the Company's earnings or future operations, particularly if funds availability at the Federal Home Loan Bank is impaired.

o The Company lends significant amounts to business in its market area. If these businesses are adversely affected by year 2000 issues, their ability to repay loans could be impaired. This increased credit risk could affect the Company's financial performance. During the assessment phase of the Company's Year 2000 Plan, significant borrowers were identified. Management is currently monitoring the year 2000 compliance efforts of these credit customers.

o The Company's operations, like those of many other companies, can be affected by the year 2000 triggered failures of other companies upon whom the Company depends for the functioning of its automated systems. Accordingly, the Company's operations could be materially affected, if the operations of those companies who provide the Company with mission-critical applications, systems, and services are materially affected. As described previously, the Company has identified its mission-critical vendors and is monitoring their year 2000 compliance progress.

o All companies with stock traded on a national stock exchange, including the Company, could experience a drop in stock price as investors change their investment portfolios or sell stock prior to the new millennium. At this time, it is impossible to predict whether or not this will in fact be the case with respect to the stock of the Company or any other company.

o The Company's ability to operate effectively in the year 2000 could be affected by communications abilities and access to utilities, such as electricity, water, telephone, and others, to the extent access is interrupted due to the effects of year 2000 issues on these and other utilities.

      THE COMPANY'S CONTINGENCY PLANS. In addition to renovation and implementation of software applications, as may be required, the Company has developed contingency plans in the event of year 2000 developments. These contingency plans may be triggered if full year 2000 compliance is not achieved for the Company's mission-critical systems, or if external factors are viewed as potentially impacting the Company. These contingency plans are focused on liquidity requirements, funding requirements, credit monitoring, and storage and retrieval of computer based records, as well as staff availability at critical dates including the beginning of the year 2000.

      REGULATORY AGENCY OVERSIGHT. The Federal Financial Institutions Examination Council ("FFIEC") has made recommendations and has issued guidelines to the financial community for preparing for the year 2000. In addition, the FFIEC monitors the Company's progress towards critical dates for each guideline.

      The  Company  is  in  full  compliance  with  the   recommendations  and
guidelines, and is ahead of the schedule established for critical dates.

Item 3.    Quantitative and Qualitative disclosures about market risk

      Please refer to the section above "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 8-16.

                          Part II: OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a) Exhibit 3 (i) The articles of incorporation are incorporated herein by reference to Exhibit 3.1 of the Company's Form S-8 dated April 27, 1999 (File # 333-77259).

      Exhibit 3 (ii) The bylaws of the Company are incorporated herein by reference to Exhibit 3.2 of the Company's Form S-8 dated April 27, 1999 (File # 333-77259).

      Exhibit 4 The Company's specimen common stock certificate is incorporated herein by reference to Exhibit 4.1 of the Company's Form S-8 dated April 27, 1999 (File # 333-77259).

      Exhibit 10 The Company's stock option plan is incorporated herein by reference to Exhibit 99 of the Company's Form S-8 dated April 27, 1999 (File # 333-77259).

      Exhibit 27  Financial Data Schedule

b) The Company filed a form 8-K dated March 15, 1999 reporting the formation of a Bank Holding Company and subsequent reorganization whereby South Umpqua Bank became a wholly-owned subsidiary of Umpqua Holdings Corporation.

                                  SIGNATURES

      Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


UMPQUA HOLDINGS CORPORATION
(Registrant)


Dated      May 7, 1999                   /s/  Raymond P. Davis
                                         ------------------------------------
                                         Raymond P. Davis
                                         President and Chief Executive
                                         Officer


Dated      May 7, 1999                   /s/  Daniel A. Sullivan
                                         ------------------------------------
                                         Daniel A. Sullivan
                                         Senior Vice President and
                                         Chief Financial Officer