Form 10-Q/A
period 1999-03-31
UMPQUA HOLDINGS CORP
filed 1999-05-18
CIK 1077771

As Filed with the Securities and Exchange Commission on May 18, 1999


                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                   FORM 10-Q/A

                                 Amendment No. 1


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
                                                              ===========    ===========

See accompanying notes to condensed consolidated financial statements

                           UMPQUA HOLDINGS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                  March 31,        December 31,
                                                                    1999              1998
                                                                ------------       ------------
ASSETS
  Cash and due from banks                                       $ 17,806,612       $ 17,765,938
  Interest bearing deposits in other banks                         6,535,859         19,201,605
                                                                ------------       ------------
    Total Cash and Cash Equivalents                               24,342,471         36,967,543
  Investment securities available for sale                        81,706,691         84,887,992
  Mortgage loans held for sale                                       671,251          1,780,225
  Loans receivable                                               200,636,958        186,166,966
    Less: Allowance for loan losses                               (2,911,586)        (2,663,914)
                                                                ------------       ------------
    Loans, net                                                   197,725,372        183,503,052
  Federal Home Loan Bank stock at cost                             1,986,400          1,949,200
  Property and equipment, net of depreciation                      7,438,413          7,161,950
  Interest receivable                                              2,284,919          2,131,553
  Other assets                                                       981,705            505,467
                                                                ------------       ------------
Total Assets                                                    $317,137,222       $318,886,982
                                                                ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
    Noninterest bearing                                         $ 49,890,457       $ 52,235,927
    Savings and interest-bearing checking                        128,426,709        131,357,171
    Time deposits                                                 75,317,519         72,211,623
                                                                ------------       ------------
      Total Deposits                                             253,634,685        255,804,721

  Term debt to Federal Home Loan Bank                             25,188,000         25,198,000
  Accrued interest payable                                           314,690            353,054
  Other liabilities                                                1,602,325          1,385,581
                                                                ------------       ------------
      Total Liabilities                                          280,739,700        282,741,356
                                                                ------------       ------------

Commitments and contingencies

SHAREHOLDERS' EQUITY
  Common stock, no par value                                      26,310,737         26,425,200
  Retained earnings                                                9,951,654          9,055,331
  Cumulative other comprehensive income                              135,131            665,095
                                                                ------------       ------------
      Total Shareholders' Equity                                  36,397,522         36,145,626
                                                                ------------       ------------
Total Liabilities and Shareholders' Equity                      $317,137,222       $318,886,982
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


UMPQUA HOLDINGS CORPORATION
(Registrant)


Dated      May 18, 1999                  /s/  Raymond P. Davis
                                         ------------------------------------
                                         Raymond P. Davis
                                         President and Chief Executive
                                         Officer


Dated      May 18, 1999                  /s/  Daniel A. Sullivan
                                         ------------------------------------
                                         Daniel A. Sullivan
                                         Senior Vice President and
                                         Chief Financial Officer