Form 10-Q
period 1999-06-30
UMPQUA HOLDINGS CORP
filed 1999-08-12
CIK 1077771

As Filed with the Securities and Exchange Commission on August 11, 1999


                  U.S. Securities and Exchange Commission
                          Washington, D.C. 20549

                                 FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended:         June 30, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from _____________ to _____________.



Commission File Number:        000-25597



                        Umpqua Holdings Corporation
          (Exact Name of Registrant as Specified in Its Charter)


                    OREGON                               93-1261319
       ---------------------------------            ----------------------
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

      __X__  Yes  _____ No


Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:


Common stock, no par value, outstanding as of June 30, 1999:  7,627,977

                        UMPQUA HOLDINGS CORPORATION
                                 FORM 10-Q
                             QUARTERLY REPORT
                             TABLE OF CONTENTS
                               _____________



PART I     FINANCIAL INFORMATION                                       PAGE

Item 1.    Financial Statements

           Consolidated Condensed Balance Sheets:
                June 30, 1999 and December 31,1998                       3

           Consolidated Condensed Statements of Income:
                Three and six months ended June 30, 1999 and 1998        4

           Consolidated Statements of Comprehensive Income:
                Three and six months ended June 30, 1999 and 1998        5

           Consolidated Statements of Cash Flows:
                Six months ended June 30, 1999 and 1998                  6

           Notes to Consolidated Financial Statements                    7

Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                   8-18

Item 3.    Quantitative and Qualitative Disclosures about
                Market Risk                                             18

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                             none

Item 2.    Changes in Securities                                         none

Item 3.    Defaults Upon Senior Securities                               none

Item 4.    Submission of Matters to a Vote of Security Holders           19

Item 5.    Other Information                                             none

Item 6.    Exhibits and Reports on Form 8-K                              19


SIGNATURES                                                              20

PART I:   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                           UMPQUA HOLDINGS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                                June 30,     December 31,
                                                                  1999           1998
ASSETS
  Cash and due from banks                                     $ 21,233,107   $ 17,765,938
  Interest bearing deposits in other banks                       8,213,270     19,201,605
                                                              ------------   ------------
    Total Cash and Cash Equivalents                             29,446,377     36,967,543

  Investment securities available for sale                      83,616,300     84,887,992
  Mortgage loans held for sale                                   1,063,078      1,780,225
  Loans receivable                                             208,198,811    186,166,966
    Less: Allowance for loan losses                             (2,942,364)    (2,663,914)
                                                              ------------   ------------
    Loans, net                                                 205,256,447    183,503,052
  Federal Home Loan Bank stock at cost                           2,022,300      1,949,200
  Property and equipment, net of depreciation                    8,089,205      7,161,950
  Interest receivable                                            2,300,331      2,131,553
  Other assets                                                   1,448,002        505,467
                                                              ------------   ------------
Total Assets                                                  $ 333,242,040  $ 318,886,982
                                                              ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
    Noninterest bearing                                       $ 59,044,285   $ 52,235,927
    Savings and interest-bearing checking                      135,378,540    131,357,171
    Time deposits                                               76,696,400     72,211,623
                                                              ------------   ------------
      Total Deposits                                           271,119,225    255,804,721

  Term debt to Federal Home Loan Bank                           25,178,000     25,198,000
  Accrued interest payable                                         378,173        353,054
  Other liabilities                                                864,969      1,385,581
                                                              ------------   ------------
      Total Liabilities                                        297,540,367    282,741,356
                                                              ------------   ------------
Commitments and contingencies

SHAREHOLDERS' EQUITY
  Common stock                                                  25,938,370     26,425,200
  Retained earnings                                             10,819,623      9,055,331
  Cumulative other comprehensive income (loss)                  (1,056,320)       665,095
                                                              ------------   ------------
      Total Shareholders' Equity                                35,701,673     36,145,626

Total Liabilities and Shareholders' Equity                    $333,242,040   $318,886,982
                                                              ============   ============


See accompanying notes to condensed consolidated financial statements

                           UMPQUA HOLDINGS CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                          Three months ended June 30,      Six months ended June 30,
                                                             1999             1998            1999            1998
                                                          ---------------------------     ---------------------------
Interest Income
  Interest and fees on loans                              $ 4,580,954     $ 3,926,623     $ 8,946,611     $ 7,626,429
  Interest on investment securities available for sale      1,233,480       1,110,855       2,469,314       2,134,082
  Interest bearing deposits with other banks                  127,006         102,039         248,896         201,735
                                                          -----------     -----------     -----------     -----------
    Total interest income                                   5,941,440       5,139,517      11,664,821       9,962,246
                                                          -----------     -----------     -----------     -----------
Interest Expense
  Interest on deposits                                      1,710,847       1,576,983       3,328,926       3,159,372
  Interest on borrowings                                      324,794         208,206         648,212         406,891
                                                          -----------     -----------     -----------     -----------
    Total interest expense                                  2,035,641       1,785,189       3,977,138       3,566,263
                                                          -----------     -----------     -----------     -----------
Net Interest Income                                         3,905,799       3,354,328       7,687,683       6,395,983
  Provision for loan losses                                   327,000         237,150         655,000         510,650
                                                          -----------     -----------     -----------     -----------
Net interest income after provision for loan losses         3,578,799       3,117,178       7,032,683       5,885,333

Noninterest Income
  Service charges                                             744,211         517,406       1,378,757       1,006,606
  Commissions                                                  90,137         146,287         190,237         333,978
  Other noninterest income                                    123,768         183,765         349,422         353,708
                                                          -----------     -----------     -----------     -----------
    Total noninterest income                                  958,116         847,458       1,918,416       1,694,292
                                                          -----------     -----------     -----------     -----------

Noninterest Expense
  Salaries and employee benefits                            1,251,121       1,128,147       2,612,146       2,245,041
  Premises and equipment                                      434,112         363,703         799,641         709,841
  Other noninterest expense                                 1,027,911         831,969       1,821,141       1,563,267
                                                          -----------     -----------     -----------     -----------
  Total noninterest expense                                 2,713,144       2,323,819       5,232,928       4,518,149
                                                          -----------     -----------     -----------     -----------
Income before income taxes                                  1,823,771       1,640,817       3,718,171       3,061,476
  Provision for income taxes                                  650,682         610,607       1,342,138       1,139,266
                                                          -----------     -----------     -----------     -----------
Net Income                                                $ 1,173,089     $ 1,030,210     $ 2,376,033     $ 1,922,210
                                                          ===========     ===========     ===========     ===========
Earnings Per Share
  Basic                                                        $ 0.15          $ 0.13          $ 0.31          $ 0.27
  Diluted                                                      $ 0.15          $ 0.13          $ 0.30          $ 0.27


See accompanying notes to condensed consolidated financial statements.

                           UMPQUA HOLDINGS CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)



                                                                       Three months ended June 30,      Six months ended June 30,
                                                                      ----------------------------      ---------------------------
                                                                         1999             1998             1999            1998
                                                                      -----------     -----------       -----------     -----------
Net income                                                            $ 1,173,089     $ 1,030,210       $ 2,376,032     $ 1,922,210
                                                                      -----------     -----------       -----------     -----------
  Unrealized gains (losses) arising during the period on
    investment securities available for sale                           (1,932,792)        250,171        (2,736,804)        238,365
                                                                      -----------     -----------       -----------     -----------
  Income tax (benefit) expense related to unrealized gains
    on investment securities                                             (741,341)         87,560        (1,015,389)         83,429
                                                                      -----------     -----------       -----------     -----------
  Net unrealized gains (losses) on investment
    securities available for sale                                      (1,191,451)        162,611        (1,721,415)        154,936
                                                                      -----------     -----------       -----------     -----------
Comprehensive Income (Loss)                                             $ (18,362)    $ 1,192,821         $ 654,617     $ 2,077,146
                                                                      ===========     ===========       ===========     ===========



See accompanying notes to condensed consolidated financial statements.

                          UMPQUA HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
                                  (UNAUDITED)


                                                                                      Six months ended June 30,
                                                                                    ----------------------------
                                                                                      1999             1998
                                                                                    -----------     ------------
Cash flows from operating activities:
    Net income                                                                      $ 2,376,033      $ 1,922,210
    Adjustments to reconcile net income to net cash provided by operating activities:
        Federal Home Loan Bank stock dividends                                          (73,100)         (70,000)
        Amortization of investment premiums, net                                         91,447          146,383
        Origination of loans held for sale                                           (9,045,400)     (16,108,125)
        Proceeds from sales of loans held for sale                                    9,878,969       16,166,644
        Provision for loan losses                                                       655,000          510,650
        Gain on sales of loans                                                         (122,085)        (195,794)
        Depreciation of premises and equipment                                          341,548          332,518
        Net increase in other assets                                                    (95,924)        (385,700)
        Net increase in other liabilities                                              (398,124)      (1,072,145)
                                                                                     ----------       ----------
                    Net cash provided by operating activities                         3,608,364        1,246,641

Cash flows from investing activities:
    Purchases of investment securities                                              (11,442,038)     (19,139,377)
    Maturities of investment securities                                               4,774,244        4,175,009
    Principal repayments received on mortgage-backed and related securities           5,111,235        5,185,649
    Net  loan originations                                                          (22,676,669)     (13,187,528)
    Purchase of loans                                                                (1,001,927)        (187,758)
    Proceeds from sales of loans                                                      1,275,864          238,553
    Purchases of premises and equipment                                              (1,268,803)        (193,249)
                                                                                     ----------       ----------
                    Net cash used in investing activities                           (25,228,094)     (23,108,701)
                                                                                     ----------       ----------

Cash flows from financing activities:
    Net increase in deposit liabilities                                              15,314,504       12,892,870
    Dividends paid on common stock                                                     (611,741)        (354,494)
    Proceeds from stock offering                                                             --       12,384,000
    Common stock retired                                                               (689,210)              --
    Proceeds from stock options exercised                                               105,011           24,728
    Repayments of Federal Home Loan Bank borrowings, net                                (20,000)         (20,000)
                                                                                     ----------       ----------
                    Net cash provided by financing activities                        14,098,564       24,927,104
                                                                                     ----------       ----------

Net (decrease) increase in cash and cash equivalents                                 (7,521,166)       3,065,044

Cash and cash equivalents, beginning of year                                         36,967,543       24,114,566
                                                                                     ----------       ----------

Cash and cash equivalents, end of year                                               29,446,377       27,179,610
                                                                                     ----------       ----------

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
        Interest                                                                    $ 3,952,019      $ 3,617,644
        Income taxes                                                                $ 1,410,000      $ 1,155,000
Non-cash financing activities
        Tax benefit of stock options exercised                                      $    97,369      $        --


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                (UNAUDITED)

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a) Basis of financial statement preparation

      The accompanying condensed consolidated financial statements have been prepared by the Company without audit and in conformity with generally accepted accounting principles for interim financial information. Accordingly, certain financial information and footnotes have been omitted or condensed. In the opinion of management, the condensed consolidated financial statements include all necessary adjustments (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's 1998 annual report to shareholders. The results of operations for the interim period shown in this report are not necessarily indicative of results for any future interim period or the entire fiscal year.

      (b) EARNINGS PER SHARE

      Basic and diluted net income per share are based on the weighted average number of common shares outstanding during each period, with diluted including the effect of potentially dilutive common shares. The weighted average number of common shares outstanding for basic net income per share computations were 7,652,156 and 7,075,173 for the six months ended June 30, 1999 and 1998 respectively. For diluted net income per share 141,785 and 175,864 were added to weighted average shares outstanding for the six months ended June 30, 1999 and 1998 respectively, representing potential dilution for stock options outstanding, calculated using the treasury stock method. The weighted average number of common shares outstanding for basic net income per share computations were 7,637,527 and 7,631,336 for the three months ended June 30, 1999 and 1998 respectively. For diluted net income per share 139,965 and 191,750 were added to weighted average shares outstanding for the three months ended June 30, 1999 and 1998 respectively, representing potential dilution for stock options outstanding, calculated using the treasury stock method.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of Umpqua Holdings Corporation's (Company) and the Company's principal subsidiary, South Umpqua Bank's (Bank) financial condition at June 30, 1999 and the operating results for the three and six months then ended. When warranted, comparisons are made to the same periods in 1998 and to December 31, 1998. This discussion should be read in conjunction with the financial statements (unaudited) contained elsewhere in this report. All numbers, except per share data, are expressed in thousands of dollars in the text of this filing, but not in the financial statements or "Table 1" or "Table 2".

This discussion contains certain forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated. These risks and uncertainties include the Company's ability to maintain or expand its market share and net interest margins, or implement its marketing and growth strategies. Further, actual results may be affected by the Company's ability to compete on price and other factors with other financial institutions; customer acceptance of new products and services; and general trends in the banking and regulatory environment, as they relate to the Company's cost of funds and returns on assets. In addition there are risks inherent in the banking industry relating to the collectability of loans and changes in interest rates. The reader is advised that this list of risks is not exhaustive and should not be construed as any prediction by the Company as to which risks would cause actual results to differ materially from those indicated by the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

HIGHLIGHTS

The Company earned $1,173 during the three months ended June 30, 1999, a 13.9% increase over the comparable period in 1998. For the six month period ended June 30, 1999 the Company earned $2,376, a 23.6% increase over the comparable 1998 period. Diluted earnings per share were $0.15 and $0.30 for the three and six month periods ended June 30, 1999, respectively compared with $0.13 and $0.27 for the comparable periods in 1998 respectively. Annualized return on average assets was 1.45% and 1.50% for the three and six month periods ended June 30, 1999, respectively and the annualized return on average equity was 13.07% and 13.26% for the same periods, respectively. Total assets were $333.2 million, up $14.3 million from December 31, 1998. Total loans outstanding have increased $22.0 million since December 31, 1998 to $208.2 million at quarter end and total deposits have increased $15.3 million to $271.1 million during the same period.

On May 11, 1999 the Company announced the pending acquisition of Strand, Atkinson, Williams and York, Inc., a full service investment firm headquartered in Portland, Oregon. The acquisition is subject to regulatory approval, which is expected in the third quarter of 1999. At June 30, 1999 Strand, Atkinson, Williams and York, Inc. had total assets of $1.0 million and total revenues of $2.1 million for the six months then ended. The Bank continued its expansion by opening a new store in Portland, Oregon in July and announcing plans for a new store in Salem opening in late 1999.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the primary source of the Company's revenue. Net interest income is the difference between interest income earned from loans and investment securities, and interest expense paid on customer deposits and debt. Changes in net interest income result from changes in "volume" and changes in "rate". Volume refers to the dollar level of interest earning assets and interest bearing liabilities. Rate refers to the underlying yields on assets and costs of liabilities.

Net interest income on a tax-equivalent basis was $4,008 for the second quarter ended June 30, 1999 compared with $3,392 for the same period in 1998 (see Table 1). The $616 increase was primarily the result of an increase in the average volume of earning assets which were up $49.4 million over the 1998 level. The increase in the average volume of earning assets was due to loans outstanding which were up $38.9 million compared with the same period in 1998 and nontaxable securities which grew $13.7 million compared with the same period. The net interest spread, which is the difference between the yield of interest earning assets less the cost of interest bearing liabilities, increased 0.01% during the second quarter of 1999 compared with the second quarter of 1998. The net interest margin, which is annualized net interest income divided by interest earning assets, decreased 0.07% during the second quarter of 1999 compared with the second quarter of 1998. This decrease was the result of increased funding requirements due to the growth in earning assets. Average interest bearing liabilities were 78.3% of interest earning assets during the second quarter of 1999 compared with 77.6% of interest earning assets in 1998.

Table 1

      AVERAGE BALANCES AND AVERAGE RATES EARNED AND PAID. The following table shows average balances and interest income or interest expense, with the resulting average yield or rates by category of average earning asset or interest-bearing liability:

                                                  Three Months ended            Three Months ended
                                                     June 30, 1999                June 30, 1998             Increase (Decrease)
                                             ----------------------------   --------------------------   -------------------------
                                               Average  Income/              Average  Income/            Due to Change In     Net
                                               Balance  Expense     Rate     Balance  Expense    Rate      Volume    Rate   Change
                                             ----------------------------   --------------------------   -------------------------
(in thousands)
INTEREST-EARNING ASSETS:
Loans (1)(2)                                  $204,207  $ 4,564     8.96%   $165,351  $ 3,889    9.43%     $  914  $ (239) $  675
Loans held for sale                                388       16    16.54%      2,315       41    7.10%        (34)      9     (25)
Investment securities
   Taxable securities                           63,761    1,001     6.28%     68,627    1,027    5.99%        (73)     47     (26)
   Nontaxable securities (1)                    20,590      335     6.51%      6,916      118    6.82%        233     (16)    217
Temporary investments                           10,844      127     4.70%      7,207      102    5.68%         51     (26)     25
                                              --------  -------             --------  -------              ------  ------  ------
Total interest earning assets                  299,790    6,043     8.09%    250,416    5,177    8.29%      1,091    (225)    866
Cash and due from banks                         17,839                        14,103
Allowance for loan losses                       (2,921)                       (2,460)
Other assets                                    10,600                         9,764
                                              --------                      --------
   Total assets                               $325,308                      $271,823
                                              ========                      ========

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and
   savings accounts                           $135,789    $ 855     2.53%   $118,752    $ 799    2.70%      $ 115   $ (59)   $ 56
Time deposits                                   73,378      855     4.67%     61,415      778    5.08%        152     (75)     77
Term debt                                       25,522      325     5.11%     14,086      208    5.92%        169     (52)    117
                                              --------  -------             --------  -------              ------  ------  ------
   Total interest-bearing liabilities          234,689    2,035     3.48%    194,253    1,785    3.69%        436    (186)    250
                                                                                                           ------  ------  ------
Non interest bearing deposits                   52,938                        43,501
Other liabilities                                1,668                         1,289
                                              --------                      --------
   Total liabilities                           289,295                       239,043
Shareholders' equity                            36,013                        32,780
                                              --------                      --------
   Total liabilities and
    shareholders' equity                      $325,308                      $271,823
                                              ========                      ========

NET INTEREST INCOME (1)                                 $ 4,008                       $ 3,392               $ 655   $ (39)  $ 616
                                                        =======                       =======               =====   =====   =====
NET INTEREST SPREAD                                                 4.61%                        4.60%

AVERAGE YIELD ON EARNING ASSETS (1),(2)                             8.09%                        8.29%
INTEREST EXPENSE TO EARNING ASSETS                                  2.73%                        2.86%
                                                                   -----                        -----
NET INTEREST INCOME TO EARNING ASSETS (1),(2)                       5.36%                        5.43%
                                                                   =====                        =====


(1) Tax exempt income ha been adjusted to a tax equivalent basis at a 34% effective rate. The amount of such adjustment was an addition to recorded income of $101 and $37 for the three months ended June 30, 1999 and 1998 respectively.

(2)   Non-accrual loans are included in average balance.


Tax-equivalent net interest income for the six months ended June 30, 1999 was $7,863, a $1,399 increase over the same period of 1998 (see Table 2). The primary reason for the increase was the increase of average earning assets. Average earning assets increased 21.2% for the six months ended June 30, 1999 compared with the same period in 1998. The yield on interest earning assets decreased 0.22% as did the cost of interest bearing liabilities, leaving the net interest spread unchanged at 4.62%. The net interest margin was 5.39% for the six months ended June 30, 1999 compared with 5.38% for the same period in 1998.

Table 2

                                                   Six Months ended             Six Months ended
                                                     June 30, 1999                June 30, 1998             Increase (Decrease)
                                             ----------------------------   --------------------------   -------------------------
                                               Average  Income/              Average  Income/            Due to Change In     Net
                                               Balance  Expense     Rate     Balance  Expense    Rate      Volume    Rate   Change
                                             ----------------------------   --------------------------   -------------------------
(in thousands)
INTEREST-EARNING ASSETS:
Loans (1)(2)                                  $198,530  $ 8,913     9.05%   $161,075  $ 7,562    9.47%     $1,758  $ (407) $1,351
Loans held for sale                                509       34    13.47%      1,615       70    8.74%        (48)     12     (36)
Investment securities
   Taxable securities                           66,756    2,063     6.18%     66,804    1,996    5.98%         (1)     68      67
   Nontaxable securities (1)                    17,862      581     6.51%      5,792      201    6.94%        419     (39)    380
Temporary investments                           10,453      249     4.80%      7,325      202    5.56%         86     (39)     47
                                              --------  -------             --------  -------              ------  ------  ------
Total interest earning assets                  294,110   11,840     8.12%    242,611   10,031    8.34%      2,214    (405)  1,809
Cash and due from banks                         17,151                        13,982
Allowance for loan losses                       (2,825)                       (2,343)
Other assets                                    10,410                         9,781
                                              --------                      --------
   Total assets                               $318,846                      $264,031
                                              ========                      ========

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and
   savings accounts                           $131,230   $1,628     2.50%   $116,286   $1,556    2.70%     $  200   $(128) $   72
Time deposits                                   72,448    1,701     4.73%     62,916    1,604    5.14%        243    (146)     97
Term debt                                       25,474      648     5.13%     14,057      407    5.84%        331    ( 90)    241
                                              --------  -------             --------  -------              ------  ------  ------
   Total interest-bearing liabilities          229,152    3,977     3.50%    193,259    3,567    3.72%        774    (364)    410
                                                                                                           ------  ------  ------
Non interest bearing deposits                   51,626                        42,640
Other liabilities                                1,927                         1,151
                                              --------                      --------
   Total liabilities                           282,705                       237,050
Shareholders' equity                            36,141                        26,981
                                              --------                      --------
   Total liabilities and
    shareholders' equity                      $318,846                      $264,031
                                              ========                      ========

NET INTEREST INCOME (1)                                 $ 7,863                       $ 6,464              $1,440   $ (41) $1,399
                                                        =======                       =======              ======   =====  ======
NET INTEREST SPREAD                                                 4.62%                        4.62%

AVERAGE YIELD ON EARNING ASSETS (1),(2)                             8.12%                        8.34%
INTEREST EXPENSE TO EARNING ASSETS                                  2.73%                        2.96%
                                                                   -----                        -----
NET INTEREST INCOME TO EARNING ASSETS (1),(2)                       5.39%                        5.38%
                                                                   =====                        =====


(1) Tax exempt income has been adjusted to a tax equivalent basis at a 34% effective rate. The amount of such adjustment was an addition to recorded income of $175 and $69 for the six months ended June 30, 1999 and 1998 respectively.

(2)   Non-accrual loans are included in average balance.



Provision for Loan Losses

The provision for loan losses is management's estimate of the amount necessary to maintain an allowance for loan losses that is considered adequate based on the risk of losses inherent in the loan portfolio (see additional discussion under Allowance for Loan Losses). The provision for loan losses was $327 for the quarter ended June 30, 1999 compared with $237 for the same quarter in 1998. For the six months ended June 30, 1999 the provision for loan losses was $655 compared with $511 for the same period in 1998.

Noninterest Income

Noninterest income for the second quarter of 1999 increased 13.1% over the same period in 1998 to $958. Service fees on deposit accounts increased 43.8% due to increases in the number of accounts and increases in service charge fees. Total deposit accounts on hand at June 30, 1999 were 39,000 compared with 34,000 at June 30, 1998. ATM fees also increased due to the expansion of the Company's ATM network. Commissions in the second quarter of 1999 decreased $56 compared with the second quarter of 1998 due to lower sales volume at the Company's brokerage subsidiary. Other noninterest income in the second quarter of 1999 decreased $60 due to decreases in servicing release fees generated from the origination and sale of residential mortgages. Origination of residential loans during the second quarter of 1999 declined due to less refinancing activity compared with 1998.

Noninterest income for the six months ended June 30, 1999 was $1,918 compared with 1,694 for the comparable period in 1998. Service fees on deposit accounts were up $372 due to increases in the number of accounts as well as increases in service charge fees. ATM fees were also up during the period. Commissions income was $144 lower for the six months ended June 30, 1999 compared with the same period in 1999 due to lower sales volumes at the Company's brokerage subsidiary.

Noninterest Expense

Noninterest expense for the quarter ended June 30, 1999 was $2,713, an increase of $389 over the same period in 1998. Salaries and employee benefits increased due to additional staffing required to support the growth in loans and deposits. At June 30, 1999 the Company had 167 full-time equivalent employees compared with 145 full-time equivalent employees at June 30, 1998. Premises and equipment increased $70 for the quarter ended June 30, 1999 compared with the same period in 1998. This increase was due to expansion of the Company's support facilities and the acquisition of a store site in Portland, Oregon. Other noninterest expense was $1,028 for the quarter ended June 30, 1999 compared with $832 in the second quarter of 1998. Significant increases in professional fees due to expansion initiatives including the Company's pending acquisition of the brokerage firm of Strand, Atkinson, Williams and York was the primary cause of the increase.

Noninterest expense for the six months ended June 30, 1999 was $5,233 compared with $4,518 for the same period in 1998. Salaries and benefits increased $367 for the six months ended June 30, 1999 compared with the same period in 1998 due to increase staffing levels to support the growth in loans and deposits. Premises and Equipment expense for the six months ended June 30, 1999 was $800, an increase of $90 over the same period in 1998. This increase was due to the expansion of the Company's support facilities during early 1999 and the acquisition of a future store site in Portland, Oregon. Other noninterest expense for the six months ended June 30, 1999 increased $258 over the same period in 1998 to $1,821. This increase was due primarily to higher professional fees due to expansion activities.

FINANCIAL CONDITION

Significant changes in the Company's financial position from December 31, 1998 to June 30, 1999 are as follows:

Loans

Loans have increased $22 million from December 31, 1998 to $208.2 million at June 30, 1999. This increase was primarily due to increases in commercial real estate loans outstanding which have increased $16 million during the period. Loans outstanding at June 30, 1999 and December 31, 1998 were as follows:


                               June 30, 1999        December 31, 1998
                               -------------        -----------------

Commercial &                      $  49,994             $  48,140
Industrial Real Estate:
  Construction                       18,257                13,766
  Residential Mortgage               20,309                19,825
  Commercial Real Estate             90,102                73,767
Individuals                          29,292                30,309
Other                                   245                   360
                                  ---------             ---------
Total Loans                       $ 208,199             $ 186,167
                                  =========             =========


Allowance for Loan Losses

The allowance for loan losses is maintained at a level considered by management to be adequate to absorb losses inherent in the loan portfolio. Management monitors the adequacy of the allowance based on a probable loss rate assigned to an internal risk rating for each loan or pool of loans, by the Company's historical loan loss rate and management's judgement. As shown in the preceding table, the loan portfolio has a concentration in real estate secured loans. Although management believes the location and repayment sources of these loans are well diversified, the risk of market depreciation in property values is an inherent risk to this portion of the loan portfolio. The commercial loan portfolio carries the risks associated with asset based lending and unsecured loans. The consumer portfolio, while well diversified, carries risk associated with economic and bankruptcy issues, particularly unsecured lending. At June 30, 1999 the allowance for loan losses was 1.41% of total loans compared with 1.43% of total loans at December 31, 1998.

The allowance for loan losses is based upon estimates of losses inherent in the portfolio. The amount of losses actually incurred can vary significantly from these estimates. Assessing the adequacy of the allowance on a quarterly basis allows management to adjust these estimates based upon the most recent information available.

Activity in the allowance for loan losses was as follows for the three and six month periods ending June 30, 1999.

                             Three months ended          Six months ended
                               June 30, 1999               June 30, 1999
                             ------------------          ----------------

Beginning Balance                  $2,912                     $2,664
  Provision for Loan Losses           327                        655
Less: Charge-offs
  Commercial                         (243)                      (292)
  Individuals                         (64)                      (135)
Recoveries                             10                         50
                                   ------                     ------
Ending Balance                     $2,942                     $2,942
                                   ======                     ======


Non-performing assets, comprised of loans on nonaccrual status, loans past due 90 days or more and other real estate owned were $1,166 or 0.35% of total assets at June 30, 1999 compared with $616 or 0.19% or total assets at December 31, 1998. The primary reason for the increase was the addition of two commercial real estate credits to the non-performing category. The Company does not currently have any other real estate owned.

Deposits

Deposits have increased $15 million since December 31, 1998 due to successful sales and marketing efforts. Deposits consisted of the following at June 30, 1999 and December 31, 1998:


                               June 30, 1999            December 31, 1998
                             ------------------         -----------------

Noninterest bearing demand        $ 59,044                  $ 52,236
Interest bearing demand and
  Money market accounts            112,933                   111,389
Savings                             22,446                    19,968
Time deposits                       76,696                    72,212
                                  --------                  --------
Total Deposits                    $271,119                  $255,805
                                  ========                  ========


Shareholder's Equity

Shareholder's equity has decreased $0.4 million since December 31, 1998. Increases due to net income of $2,376 have been offset by dividends of $612 and the change in net unrealized gains/losses on investment securities available for sale, net of applicable taxes, of $1,721. The change in unrealized gains/losses on investment securities is due to the generally increasing interest rate environment that has existed for the first six months of 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company derives liquidity though the growth of core deposits and the maturity of investment securities and loans. Additional liquidity is provided by the Company's ability to borrow funds on an overnight or long-term basis. There has been no erosion in the Company's liquidity position since December 31, 1998.

At June 30, 1999 the Company's Tier 1 and Total Risk-Based capital ratios were 16.41% and 17.66%.

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

THE COMPANY'S STATE OF READINESS. The Company is committed to addressing these year 2000 challenges in a prompt and responsible manner and has dedicated resources to do so. Management has completed an assessment of its automated systems and has implemented a plan to resolve these issues, including purchasing appropriate computer technology. The Company's year 2000 compliance plan ("Year 2000 Plan") has five phases. These phases are (1) project management, (2) awareness, (3) assessment, (4) testing, and (5) renovation and implementation. The Company has substantially completed all phases of the year 2000 plan. Appropriate follow-up activities are continuing to occur which include contingency planning, and testing of the contingency plan.

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

      Testing. Initial testing of the Company's computer system used to account for customer accounts has been successful. Management completed this in the second quarter of 1999.

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

o The Company lends significant amounts to businesses in its market area. If these businesses are adversely affected by year 2000 issues, their ability to repay loans could be impaired. This increased credit risk could affect the Company's financial performance. During the assessment phase of the Company's Year 2000 Plan, significant borrowers were identified. Management is currently monitoring the year 2000 compliance efforts of these credit customers.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company considers interest rate, credit and operations risks as the most significant risks impacting the Company. Other types of market risk, such as foreign exchange risk and commodity price risk, do not impact the Company in the normal course of operations.

The Company relies on prudent underwriting standards, loan reviews and an adequate allowance for loan losses to mitigate credit risk. Internal controls and periodic internal audits of business operations mitigate operations risk.

The Company uses an asset/liability model to measure and monitor interest rate risk. The model projects net interest income for the upcoming twelve months in various interest rate scenarios. The Company's current one-year position is slightly liability sensitive, meaning that more interest-bearing liabilities mature or reprice within the next year than interest-earning assets. Therefore, if market interest rates increased significantly, net interest income could be adversely affected. In contrast, if market rates decreased significantly, net interest income could improve. The Company attempts to mitigate interest rate risk through the management of the maturity and repricing characteristics of its interest earning assets and interest bearing liabilities. The Company also has increased its emphasis on non-interest sources of revenue in order to further stabilize future earnings.

The model the Company uses includes assumptions regarding prepayments of assets and early withdrawals of liabilities, the level and mix of interest earning assets and interest bearing liabilities, the level and responsiveness of interest rates on deposit products without stated maturities and the level of nonperforming assets. These assumptions are based on management judgement and future expected pricing behavior. Actual results could vary significantly from the results derived from the model.

Item 4.  Submission of Matters to a Vote of Security Holders

      The annual shareholders meeting of Umpqua Holdings Corporation was held on April 28, 1999 in Roseburg, Oregon. At the meeting the following directors were elected:


Name                               Term
---------------------------------------------------------------------
Scott Chambers                     1 year
Ronald O. Doan                     1 year
Allyn C. Ford                      1 year
Frances Jean Phelps                2 years
Raymond P. Davis                   2 years
Harold L. Ball                     2 years
Lynn K. Herbert                    2 years
David B. Frohnmayer                3 years
Neil D. Hummel                     3 years

No other matters were submitted to a vote of security holders at the meeting.


Item 6.  Exhibits and Reports on Form 8-K

a)    Exhibit 27  Financial Data Schedule

SIGNATURES

      Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


UMPQUA HOLDINGS CORPORATION
(Registrant)


Dated: August 12, 1999        /s/  Raymond P. Davis
                              ------------------------------------------------
                              Raymond P. Davis
                              President and Chief Executive Officer


Dated: August 12, 1999        /s/  Daniel A. Sullivan
                              ------------------------------------------------
                              Daniel A. Sullivan
                              Senior Vice President and Chief Financial Officer