Form 10-Q
period 1999-09-30
UMPQUA HOLDINGS CORP
filed 1999-11-12
CIK 1077771

U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: September 30, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to
     _____________.


Commission File Number: 000-25597


                          Umpqua Holdings Corporation
            (Exact Name of Registrant as Specified in Its Charter)


                 OREGON                                93-1261319  ___
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

Common stock, no par value, outstanding as of October 31, 1999: 7,614,227

                          UMPQUA HOLDINGS CORPORATION
                                   FORM 10-Q
                               QUARTERLY REPORT


                               TABLE OF CONTENTS

                                                                    PAGE
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

          Condensed  Consolidated Balance Sheets:  September
          30, 1999 and December 31,1998                               3

          Condensed Consolidated Statements of Income: Three
          and nine months ended  September 30, 1999 and 1998          4

          Condensed Consolidated Statements of Comprehensive
          Income:  Three and nine months ended September 30,
          1999 and 1998                                               5

          Condensed  Consolidated  Statements of Cash Flows:
          Nine months ended September 30, 1999 and 1998               6

          Notes   to   Condensed    Consolidated   Financial
          Statements                                                  7

Item 2.   Management's  Discussion  and Analysis of Financial
          Condition and Results of Operations                      8-18

Item 3.   Quantitative  and  Qualitative  Disclosures  about
          Market Risk                                                19

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                        none

Item 2.   Changes in Securities                                    none

Item 3.   Defaults Upon Senior Securities                          none

Item 4.   Submission of Matters to a Vote of Security Holders      none

Item 5.   Other Information                                        none

Item 6.   Exhibits and Reports on Form 8-K                           20


SIGNATURES                                                           21

                         PART I: FINANCIAL INFORMATION

                         Item 1. Financial Statements

                          UMPQUA HOLDINGS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                          September 30,  December 31,
                                                              1999           1998
                                                          ------------   ------------
                                                           (unaudited)
ASSETS
  Cash and due from banks                                 $ 32,580,822   $ 17,765,938
  Interest bearing deposits in other banks                   4,095,309     19,201,605
                                                          ------------   ------------
    Total Cash and Cash Equivalents                         36,676,131     36,967,543

  Investment securities available for sale                  79,500,224     84,887,992
  Mortgage loans held for sale                                 452,500      1,780,225
  Loans receivable                                         224,538,144    186,166,966
    Less: Allowance for loan losses                         (3,102,665)    (2,663,914)
                                                          ------------   ------------
    Loans, net                                             221,435,479    183,503,052
  Federal Home Loan Bank stock at cost                       2,059,200      1,949,200
  Property and equipment, net of depreciation                8,663,415      7,161,950
  Interest receivable                                        2,461,449      2,131,553
  Other assets                                               1,687,066        505,467
                                                          ------------   ------------
Total Assets                                              $352,935,464   $318,886,982
                                                          ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
    Noninterest bearing                                   $ 63,937,652   $ 52,235,927
    Savings and interest-bearing checking                  142,391,753    131,357,171
    Time deposits                                           83,238,949     72,211,623
                                                          ------------   ------------
      Total Deposits                                       289,568,354    255,804,721

  Term debt to Federal Home Loan Bank                       25,168,000     25,198,000
  Accrued interest payable                                     456,793        353,054
  Other liabilities                                          1,350,420      1,385,581
                                                          ------------   ------------
      Total Liabilities                                    316,543,567    282,741,356
                                                          ------------   ------------
Commitments and contingencies

SHAREHOLDERS' EQUITY
  Common stock                                              25,863,929     26,425,200
  Retained earnings                                         11,758,055      9,055,331
  Cumulative other comprehensive income (loss)              (1,230,087)       665,095
                                                          ------------   ------------
      Total Shareholders' Equity                            36,391,897     36,145,626
                                                          ------------   ------------
Total Liabilities and Shareholders' Equity                $352,935,464   $318,886,982
                                                          ============   ============

See accompanying notes to condensed consolidated financial statements

                          UMPQUA HOLDINGS CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                              Three months ended September 30,    Nine months ended September 30,
                                                  1999                 1998             1999              1998
                                              -----------          -----------      -----------       -----------
Interest Income
  Interest and fees on loans                  $ 4,853,961          $ 3,989,611      $13,800,572      $ 11,616,040
  Interest on investment securities
     available for sale                         1,233,333            1,204,446        3,702,647         3,338,528
  Interest bearing deposits with other banks      195,061              194,166          443,957           395,901
                                              -----------          -----------      -----------       -----------
    Total interest income                       6,282,355            5,388,223       17,947,176        15,350,469
                                              -----------          -----------      -----------       -----------

Interest Expense
  Interest on deposits                          1,805,353            1,673,412        5,134,279         4,832,784
  Interest on borrowings                          325,724              198,971          973,936           605,862
                                              -----------          -----------      -----------       -----------
    Total interest expense                      2,131,077            1,872,383        6,108,215         5,438,646
                                              -----------          -----------      -----------       -----------

Net Interest Income                             4,151,278            3,515,840       11,838,961         9,911,823
  Provision for loan losses                       226,000              180,000          881,000           690,650
                                              -----------          -----------      -----------       -----------
Net interest income after provision
  for loan losses                               3,925,278            3,335,840       10,957,961         9,221,173

Noninterest Income
  Service charges                                 780,373              605,393        2,159,130         1,611,999
  Commissions                                      64,016               82,515          254,253           416,493
  Other noninterest income                        128,318              152,582          477,740           506,290
                                              -----------          -----------      -----------       -----------
    Total noninterest income                      972,707              840,490        2,891,123         2,534,782
                                              -----------          -----------      -----------       -----------

Noninterest Expense
  Salaries and employee benefits                1,463,873            1,201,506        4,076,019         3,446,547
  Premises and equipment                          449,184              371,323        1,248,825         1,081,164
  Other noninterest expense                     1,029,899              805,680        2,851,040         2,368,947
                                              -----------          -----------      -----------       -----------
  Total noninterest expense                     2,942,956            2,378,509        8,175,884         6,896,658
                                              -----------          -----------      -----------       -----------

Income before income taxes                      1,955,029            1,797,821        5,673,200         4,859,297
  Provision for income taxes                      711,822              660,447        2,053,960         1,799,713
                                              -----------          -----------      -----------       -----------
Net Income                                    $ 1,243,207          $ 1,137,374      $ 3,619,240       $ 3,059,584
                                              ===========          ===========      ===========       ===========

Earnings Per Share
  Basic                                            $ 0.16               $ 0.15           $ 0.47            $ 0.42
  Diluted                                          $ 0.16               $ 0.15           $ 0.46            $ 0.41


See accompanying notes to condensed consolidated financial statements

                          UMPQUA HOLDINGS CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                                Three months ended            Nine months ended
                                                                   September 30,                 September 30,
                                                             --------------------------    --------------------------
                                                                 1999           1998           1999           1998
                                                             -----------    -----------    -----------    -----------
Net income                                                   $ 1,243,207    $ 1,137,374    $ 3,619,240    $ 3,059,584

Other Comprehensive Income:
  Unrealized (losses) gains arising during the period on
    investment securities available for sale                    (281,888)     1,420,936     (3,018,692)     1,659,301
  Unrealized losses on securities transferred from held
    to maturity to available for sale                               --          (94,792)          --          (94,792)
                                                             -----------    -----------    -----------    -----------
                                                                (281,888)     1,326,144     (3,018,692)     1,564,509
  Income tax (benefit) expense related to unrealized gains
    on investment securities                                    (108,121)       464,150     (1,123,510)       547,578
                                                             -----------    -----------    -----------    -----------
  Net unrealized (losses) gains on investment
    securities available for sale                               (173,767)       861,994     (1,895,182)     1,016,931
                                                             -----------    -----------    -----------    -----------
Comprehensive Income                                         $ 1,069,440    $ 1,999,368    $ 1,724,058    $ 4,076,515
                                                             -----------    -----------    -----------    -----------

See accompanying notes to condensed consolidated financial statements

                          UMPQUA HOLDINGS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 Nine months ended September 30,
                                                                       1999            1998
                                                                  ------------    ------------
Cash flows from operating activities:

    Net income                                                    $  3,619,240    $  3,059,584
    Adjustments to reconcile net income to net cash provided by operating activities:
        Federal Home Loan Bank stock dividends                        (110,000)       (105,400)
        Amortization of investment premiums, net                       150,356         205,978
        Origination of loans held for sale                         (12,645,495)    (22,953,433)
        Proceeds from sales of loans held for sale                  14,141,005      22,879,375
        Provision for loan losses                                      881,000         690,650
        Gain on sales of loans                                        (220,651)           --
        Depreciation of premises and equipment                         522,556         488,346
        Net (increase) in other assets                                (387,985)       (246,405)
        Net increase (decrease) in other liabilities                   167,695        (862,266)
                                                                  ------------    ------------
                    Net cash provided by operating activities        6,117,721       3,156,429
                                                                  ------------    ------------

Cash flows from investing activities:
    Purchases of investment securities                             (11,442,038)    (28,804,064)
    Maturities of investment securities                              6,454,479       5,959,798
    Principal repayments received on mortgage-backed
    and related securities                                           7,206,279       7,877,072
    Net  loan originations                                         (39,701,459)    (12,628,269)
    Purchase of loans                                               (1,334,966)     (1,510,081)
    Proceeds from sales of loans                                     2,275,864         238,553
    Proceeds from sale of premises and equipment                          --              --
                                                                  ------------    ------------
                    Net cash used in investing activities          (38,565,863)    (29,158,810)
                                                                  ------------    ------------

Cash flows from financing activities:
    Net increase in deposit liabilities                             33,763,633      23,709,625
    Dividends paid on common stock                                    (916,516)       (546,114)
    Proceeds from stock offering                                          --        12,384,000
    Common stock retired                                              (771,400)           --
    Proceeds from stock options exercised                              105,011          24,728
    Repayments of Federal Home Loan Bank borrowings                    (30,000)        (30,000)
                                                                  ------------    ------------
                    Net cash provided by financing activities       32,150,728      35,542,239
                                                                  ------------    ------------

Net increase (decrease) in cash and cash equivalents                  (297,414)      9,539,858

Cash and cash equivalents, beginning of period                      36,967,543      24,114,566
                                                                  ------------    ------------
Cash and cash equivalents, end of period                          $ 36,670,129    $ 33,654,424
                                                                  ============    ============
Supplemental disclosures of cash flow information:
    Cash paid during the year for:
        Interest                                                  $  6,004,476    $  5,555,237
        Income taxes                                              $  1,875,000    $  1,775,000
Non-cash financing activities
        Tax benefit of stock options exercised                    $    105,118    $       --



See accompanying notes to condensed consolidated financial statements

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Basis of financial statement preparation

     The accompanying condensed consolidated financial statements have been prepared by the Company without audit and in conformity with generally accepted accounting principles for interim financial information. Accordingly, certain financial information and footnotes have been omitted or condensed. In the opinion of management, the condensed consolidated financial statements include all necessary adjustments (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's 1998 annual report to shareholders. The results of operations for the 1999 interim periods shown in this report are not necessarily indicative of results for any future interim period or the entire fiscal year.

     (b)  EARNINGS PER SHARE

     Basic and diluted net income per share are based on the weighted average number of common shares outstanding during each period, with diluted including the effect of potentially dilutive common shares. The weighted average number of common shares outstanding for basic net income per share computations were 7,643,284 and 7,273,607 for the nine months ended September 30, 1999 and 1998 respectively. For diluted net income per share 141,125 and 171,310 were added to weighted average shares outstanding for the nine months ended September 30, 1999 and 1998 respectively, representing potential dilution for stock options outstanding, calculated using the treasury stock method. The weighted average number of common shares outstanding for basic net income per share computations were 7,625,830 and 7,664,852 for the three months ended September 30, 1999 and 1998 respectively. For diluted net income per share 139,803 and 155,055 were added to weighted average shares outstanding for the three months ended September 30, 1999 and 1998 respectively, representing potential dilution for stock options outstanding, calculated using the treasury stock method.

     Options to purchase 212,500 shares of common stock for prices ranging from $9.625 to $12.00 per share were outstanding during 1999 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion contains a review of Umpqua Holdings Corporation's (Company) and the Company's principal subsidiary, South Umpqua Bank's (Bank) financial condition at September 30, 1999 and the operating results for the three and nine months then ended. When warranted, comparisons are made to the same periods in 1998 and to December 31, 1998. This discussion should be read in conjunction with the financial statements (unaudited) contained elsewhere in this report. All numbers, except per share data, are expressed in thousands of dollars in the text of this filing but not in the financial statements.

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

HIGHLIGHTS

     The Company earned a record $1,243 for the quarter ended September 30, 1999 and a record $3,619 for the nine months then ended. In 1998 the Company earned $1,137 and $3,060 for the comparable periods, respectively. Fully diluted earnings per share were $0.16 for the third quarter ended September 30, 1999, and $0.46 for the nine months then ended. Fully diluted earnings per share were $0.15 and $0.41 for the comparable periods in 1998, respectively. Total loans rose to $224.5 million at September 30, 1999, a 20.6% increase over December 31, 1998. Total deposits have increased $33.8 million, or 13.2% since year end and were $289.6 million at September 30, 1999.

     Annualized return on average assets was 1.44% for the three months ended September 30, 1999 compared with 1.57% for the comparable period in 1998. For the nine months ended September 30, 1999, annualized return on average assets was 1.48% compared with 1.50% for the same period in 1998. Annualized return on average equity was 13.62% for the quarter ended September 30, 1999 and 13.38% for the nine months then ended. Annualized return on average equity was 12.94% for the third quarter of 1998 and 13.82% for the nine months ended September 30, 1998.

     On May 11, 1998 the Company announced the pending acquisition of Strand, Atkinson, Williams and York, Inc., a full service investment firm headquartered in Portland, Oregon. The acquisition is subject to regulatory approval. At September 30, 1999 Strand, Atkinson, Williams and York, Inc. had total assets of $1.1 million and total revenues of $3.2 million for the nine months then ended. The Bank continued its expansion with the opening of a new store in Portland in July and commencing construction on its new store in Salem in August. The Salem store, which will be the Company's fourteenth store, is scheduled for opening in early 2000.


RESULTS OF OPERATIONS

Net Interest Income

     Net interest income is the primary source of the Company's revenue. Net interest income is the difference between interest income earned from loans and investment securities, and interest expense paid on customer deposits and debt. Changes in net interest income result from changes in "volume" and changes in "rate". Volume refers to the level of interest earning assets and interest bearing liabilities. Rate refers to the underlying yields on assets and costs of liabilities. Tables 1 and 2 segregate the change in taxable equivalent net interest income into the portion attributable to changes in rate and the portion attributable to changes in volume for the three and nine month periods ended September 30, 1999 compared with the same periods in 1998.

     Net interest income on a tax-equivalent basis was $4,263 for the quarter ended September 30, 1999 compared with $3,568, a $695 increase (Table 1). The increase in net interest income was due primarily to increases in the volume of earning assets which were up 19.9% over the third quarter of 1998. The yield on earning assets declined 0.17% while the cost of interest bearing liabilities declined 0.22% comparing the third quarter of 1999 with the same period of 1998. Both of these declines were consistent with changes in market rates. As a result of these changes, the net interest margin decreased slightly to 5.35%.

     Net interest income on a tax equivalent basis for the nine months ended September 30, 1999 was $12,125 compared with $10,032 for the same period in 1998 (Table 2). Again, the increase was due primarily to increases in earning assets which were up 20.8% for nine months ended September 30, 1999 compared with the same period in 1998. The yield on earning assets decreased 0.21% while the cost of interest bearing assets decreased 0.22% comparing the nine months ended September 30, 1999 with the same period of 1999. These decreases were consistent with general market rate movements during the period. As a result of these offsetting decreases, the net interest margin was unchanged at 5.38% for the period.

                                   TABLE 1

AVERAGE BALANCES AND AVERAGE RATES EARNED AND PAID The following table shows average balances and interest income or interest expense, with the resulting average yield or rates by category of average earning asset or interest-bearing liability:

                                         Three Months ended               Three Months ended
                                         September 30, 1999               September 30, 1998              INCREASE (DECREASE)
                                   -----------------------------    -----------------------------    ------------------------------
                                   AVERAGE     INCOME/              AVERAGE     INCOME/               DUE TO CHANGE IN       NET
                                   BALANCE     EXPENSE     RATE     BALANCE     EXPENSE     RATE      VOLUME      RATE      CHANGE
(in thousands)                     --------    --------   ------    --------    --------   ------    --------   --------   --------
INTEREST-EARNING ASSETS:
Loans (1)(2)                       $214,618    $  4,844    8.95%    $167,343    $  3,968    9.41%    $  1,121   $   (245)   $   876
Loans held for sale                     322          10   12.32%         900          22    9.70%         (14)         2        (12)
Investment securities
   Taxable securities                62,697         972    6.15%      71,228       1,076    5.99%        (129)        25       (104)
   Nontaxable securities (1)         22,037         364    6.55%      10,705         180    6.67%         191         (7)       184
Temporary investments                16,139         204    5.01%      13,180         194    5.84%          44        (34)        10
                                   --------    --------             --------    --------             --------   --------    -------
Total interest earning assets       315,813       6,394    8.03%     263,356       5,440    8.20%       1,213       (259)       954
Cash and due from banks              18,660                           17,077
Allowance for loan losses            (3,062)                          (2,541)
Other assets                         12,244                            9,844
                                   --------                         --------
   Total assets                    $343,655                         $287,736
                                   ========                         ========

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and
   savings accounts                $140,584    $    867    2.45%    $125,481    $    851    2.69%    $    102   $    (86)   $    16
Time deposits                        80,382         938    4.63%      64,515         822    5.05%         202        (86)       116
Term debt                            25,171         326    5.14%      13,711         199    5.76%         166        (39)       127
                                   --------    --------             --------    --------             --------   --------    -------
   Total interest-bearing liab.     246,137       2,131    3.43%     203,707       1,872    3.65%         470       (211)       259

Non interest bearing deposits        59,996                           47,922
Other liabilities                     1,296                            1,344
                                   --------                         --------
   Total liabilities                307,429                          252,973
Shareholders' equity                 36,226                           34,763
                                   --------                         --------
   Total liabilities and
    shareholders' equity           $343,655                         $287,736
                                   ========                         ========
NET INTEREST INCOME (1)                        $  4,263                         $  3,568             $    743   $    (48)   $   695
                                               ========                         ========             ========   ========    =======
NET INTEREST SPREAD                                        4.60%                            4.55%

AVERAGE YIELD ON EARNING ASSETS (1),(2)                    8.03%                            8.20%
INTEREST EXPENSE TO EARNING ASSETS                         2.68%                            2.82%
                                                          ------                           ------
NET INTEREST INCOME TO EARNING ASSETS (1),(2)              5.35%                            5.38%
                                                          ======                           ======


(1) Tax exempt income has been adjusted to a tax equivalent basis at a 34% effective rate. The amount of such adjustment was an addition to recorded income of $112 and $52 for the three months ended September 30, 1999 and 1998 respectively.

(2)  Non-accrual loans are included in average balance.

Table 2

                                         Nine Months ended                Nine Months ended
                                         September 30, 1999               September 30, 1998              INCREASE (DECREASE)
                                   -----------------------------    -----------------------------    ------------------------------
                                   AVERAGE     INCOME/              AVERAGE     INCOME/               DUE TO CHANGE IN       NET
                                   BALANCE     EXPENSE     RATE     BALANCE     EXPENSE     RATE      VOLUME      RATE      CHANGE
(in thousands)                     --------    --------   ------    --------    --------   ------    --------   --------   --------
INTEREST-EARNING ASSETS:
Loans (1)(2)                       $203,952    $ 13,756    9.02%    $163,190    $ 11,531    9.45%    $  2,880   $   (655)   $ 2,225
Loans held for sale                     446          44   13.19%       1,374          92    8.95%         (62)        14        (48)
Investment securities
   Taxable securities                65,495       3,035    6.20%      68,278       3,070    6.01%        (125)        90        (35)
   Nontaxable securities (1)         19,302         945    6.55%       7,443         382    6.86%         609        (46)       563
Temporary investments                12,369         453    4.90%       9,292         396    5.70%         131        (74)        57
                                   --------    --------             --------    --------             --------   --------    -------
Total interest earning assets       301,564      18,233    8.08%     249,577      15,471    8.29%       3,433       (671)     2,762
Cash and due from banks              17,701                           15,026
Allowance for loan losses            (2,905)                          (2,410)
Other assets                         10,932                            9,804
                                   --------                         --------
   Total assets                    $327,292                         $271,997
                                   ========                         ========

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and
   savings accounts                $134,383    $  2,494    2.48%    $119,374    $  2,408    2.70%    $    303   $   (217)   $    86
Time deposits                        75,122       2,640    4.70%      63,451       2,425    5.11%         446       (231)       215
Term debt                            25,372         974    5.13%      13,940         606    5.81%         497       (129)       368
                                   --------    --------             --------    --------             --------   --------    -------
   Total interest-bearing liab.     234,877       6,108    3.48%     196,765       5,439    3.70%       1,246       (577)       669

Non interest bearing deposits        54,446                           44,417
Other liabilities                     1,694                            1,215
                                   --------                         --------
   Total liabilities                291,017                          242,397
Shareholders' equity                 36,175                           29,600
                                   --------                         --------
   Total liabilities and
    shareholders' equity           $327,192                         $271,997
                                   ========                         ========
NET INTEREST INCOME (1)                        $ 12,125                         $ 10,032             $  2,187   $    (94)   $ 2,093
                                               ========                         ========             ========   ========    =======
NET INTEREST SPREAD                                        4.60%                            4.59%

AVERAGE YIELD ON EARNING ASSETS (1),(2)                    8.08%                            8.29%
INTEREST EXPENSE TO EARNING ASSETS                         2.70%                            2.91%
                                                          ------                           ------
NET INTEREST INCOME TO EARNING ASSETS (1),(2)              5.38%                            5.38%
                                                          ======                           ======


(1) Tax exempt income has been adjusted to a tax equivalent basis at a 34% effective rate. The amount of such adjustment was an addition to recorded income of $286 and $120 for the three months ended September 30, 1999 and 1998 respectively.

(2)  Non-accrual loans are included in average balance.

Provision for Loan Losses

     The provision for loan losses is management's estimate of the amount necessary to maintain an allowance for loan losses that is considered adequate based on the risk of losses inherent in the loan portfolio (see additional discussion under Allowance for Loan Losses). The provision for loan losses was $226 for the quarter ended September 30, 1999 compared with $180 for the same quarter in 1998. For the nine months ended September 30, 1999 the provision for loan losses was $881 compared with $691 for the same period in 1998.

Noninterest Income

     Noninterest income for the third quarter of 1999 was $973, an increase of $133 over the same period of 1998. The increase was due to increases in service charges on deposit accounts offset by decreases in investment commissions and other noninterest income. Service fees on deposit accounts increased 28.9% due to increases in the number of accounts and increases in service charge fees. ATM fees also increased due to the expansion of the Company's ATM network. Investment commissions decreased $19 compared to the third quarter of 1998 due to lower sales volume at the Company's brokerage subsidiary. Other noninterest income decreased compared with the third quarter of 1998 due to a decline in servicing release premiums generated by the origination and sale of mortgages in the secondary market.

     For the nine months ended September 30, 1999 noninterest income increased $356 due to increases in service charges on deposit accounts offset by decreases in investment commissions and other noninterest income. Service charges have increased 33.9% over the prior year due to increases in service charge fees and expansion of the Company's ATM network. Investment commissions for the period decreased $162 due to lower sales volume at the Company's brokerage subsidiary. Other noninterest income is down slightly from the prior year due to declines in servicing release premiums.

Noninterest Expense

     Noninterest expense for the quarter ended September 30, 1999 was $2,943, an increase of $564 over the same period in 1998. Salaries and employee benefits increased due to additional staffing required to generate and support the growth in loans and deposits. At September 30, 1999 the Company had 168 full-time equivalent employees compared with 149 at September 30, 1998. Of this increase, 6 full-time equivalent employees were located in the Portland store and the remainder were in various administrative and support functions throughout the organization. Premises and equipment expense increased $78 from the third quarter of 1998 to the third quarter of 1999 due to the opening of a loan center in January, the relocation of the accounting and support functions to a new facility in May, the acquisition and relocation of the Sutherlin store in June, the acquisition of a future store site in Salem, and the opening of the Portland store in July. Other noninterest expense was $1,030 for the third quarter of 1999 compared with $806 for the third quarter of 1998. Increases in professional fees and marketing expenses were the primary reasons for the increase.

     Noninterest expense for the nine months ended September 30, 1999 was $8,176 compared with $6,897 for the same period in 1998, an increase of $1,279. Salaries and benefits increased $629 for the nine months ended September 30, 1999 compared with the same period in 1998 due to increase staffing levels to support the growth in loans and deposits as well as the opening of the Company's thirteenth store in Portland. Premises and Equipment expense for the nine months ended September 30, 1999 was $1,249, an increase of $168 over the same period in 1998. This increase was due to the expansion of the Company's support facilities during early 1999, the opening a store in Portland and the acquisition of a future site in Salem, Oregon. Other noninterest expense for the nine months ended September 30, 1999 increased $482 over the same period in 1998 to $2,851. This increase was due primarily to higher professional and marketing fees due to expansion activities.

FINANCIAL CONDITION

     Significant changes in the Company's financial position from December 31, 1998 to September 30, 1999 are as follows:

Loans

     Loans have increased $38.4 million from December 31, 1998 to $224.5 million at September 30, 1999. This increase was primarily due to increases in commercial real estate loans outstanding which have increased $22.2 million during the period. Loans outstanding at September 30, 1999 and December 31, 1998 were as follows:


                                         September 30, 1999   December 31, 1998
                                         ------------------   -----------------
Commercial & Industrial                      $ 53,404              $ 48,140
Real Estate:
  Construction                                 22,173                13,766
  Residential Mortgage                         22,615                19,825
  Commercial Real Estate                       95,973                73,767
Individuals                                    29,988                30,309
Other                                             385                   360
                                             --------              --------
Total Loans                                  $224,538              $186,167
                                             ========              ========


Allowance for Loan Losses

     The allowance for loan losses is maintained at a level considered by management to be adequate to absorb losses inherent in the loan portfolio. Management monitors and evaluates the adequacy of the allowance on an ongoing basis. The following tools are used to manage and evaluate the loan portfolio:

o    Internal credit review and risk grading system
o    Regulatory examination results
o    Monitoring of charge-off, past due and non-performing activity and trends
o    Assessment of economic and business conditions in our market areas

On a quarterly basis losses inherent in the portfolio are estimated by reviewing the following key elements of the loan portfolio:

o    Portfolio performance measures
o    Portfolio mix
o    Portfolio growth rates
o    Historical loss rates
o    Portfolio concentrations
o    Current economic conditions in our market areas

The Company also tests the adequacy of the allowance for loan losses using the following methodologies:

o    Loss allocation by internally assigned risk rating
o    Loss allocation by portfolio type based on historic loan loss experience
o    The allowance as a percentage of total loans

     The allowance for loan losses is based upon estimates of losses inherent in the portfolio. The amount of losses actually incurred can vary significantly from these estimates. Assessing the adequacy of the allowance on a quarterly basis allows management to adjust these estimates based upon the most recent information available.

     Activity in the allowance for loan losses was as follows for the three and nine month periods ending September 30, 1999 was as follows:

                              ALLOWANCE ACTIVITY

                                          Three months ended  Nine months ended
                                          September 30, 1999  September 30, 1999
                                          ------------------  -----------------
Beginning Balance                              $  2,942           $  2,664
  Provision for Loan Losses                         226                881
    Charge-offs                                    (251)              (679)
    Recoveries                                      186                237
  Net charge-offs/revoveries                        (65)              (442)
                                               --------           --------
Ending Balance                                 $  3,103           $  3,103
                                               ========           ========


     Non-performing assets, comprised of loans on nonaccrual status, loans past due 90 days or more and other real estate owned were $554 or 0.25% of total loans at September 30, 1999 compared with $616 or 0.33% or total loans at December 31, 1998. The Company does not currently have any other real estate owned.

Deposits

     Deposits have increased $33.8 million since December 31, 1998 due to successful sales and marketing efforts. Deposits consisted of the following at September 30, 1999 and December 31, 1998:

                                          September 30, 1999  December 31, 1999
                                          ------------------  -----------------
Noninterest bearing demand                     $ 63,937           $ 52,236
Interest bearing demand and
  Money market accounts                         119,113            111,389
Savings                                          23,279             19,968
Time deposits                                    83,239             72,212
                                               --------           --------
     Total Deposits                            $289,568           $255,805
                                               ========           ========

Shareholder's Equity

     Shareholder's equity has increased $246 since December 31, 1998. Increases due to net income of $3,619 have been offset by dividends of $917, the change in net unrealized gains/losses on investment securities available for sale, net of applicable taxes, of $1,895 and the repurchase of stock, net of the proceeds from stock options exercised of $561. The change in unrealized gains/losses on investment securities is due to the generally increasing interest rate environment that has existed for the first nine months of 1999.


LIQUIDITY AND CAPITAL RESOURCES

     The Company derives liquidity though the growth of core deposits and the maturity of investment securities and loans. Additional liquidity is provided by the Company's ability to borrow funds on an overnight or long-term basis. There has been no erosion in the Company's liquidity position since December 31, 1998.

     At September 30, 1999 the Company's Tier 1 and Total Risk-Based capital ratios were 15.86% and 17.11%, respectively.

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

     The information here is designated a "Year 2000 Readiness Disclosure" pursuant to the Year 2000 Information and Readiness Disclosure Act, Public Law 105-271.

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

     For 1999, the Company has incurred approximately $22 of external operating expenses relative to year 2000 compliance issues. In 1999, the Company expects to incur external additional operating expenses of approximately $100. These amounts do not include the significant internal costs associated with the year 2000 issues, such as compensation costs of the technology staff.

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

0 Commercial banks, such as the Company, may experience a contraction in their deposit base, if a significant amount of deposited funds are withdrawn by customers prior the year 2000. This potential deposit contraction could make it necessary for the Company to change its sources of funding and could materially impact future earnings. Significant demand for funds by other banks could reduce the amount of funds available for the Company to borrow. If insufficient funds are available from a Federal Home Loan Bank or other correspondents, the Company may also sell investment securities or other liquid assets to meet liquidity needs. Despite these efforts, a significant deposit contraction could materially impact the Company's earnings or future operations, particularly if funds availability at the Federal Home Loan Bank is impaired.

0 The Company lends significant amounts to businesses in its market area. If these businesses are adversely affected by year 2000 issues, their ability to repay loans could be impaired. This increased credit risk could affect the Company's financial performance. During the assessment phase of the Company's Year 2000 Plan, significant borrowers were identified. Management is currently monitoring the year 2000 compliance efforts of these credit customers.

0 The Company's operations, like those of many other companies, can be affected by the year 2000 triggered failures of other companies upon whom the Company depends for the functioning of its automated systems. Accordingly, the Company's operations could be materially affected, if the operations of those companies who provide the Company with mission-critical applications, systems, and services are materially affected. As described previously, the Company has identified its mission-critical vendors and is monitoring their year 2000 compliance progress.

0 All companies with stock traded on a national stock exchange, including the Company, could experience a drop in stock price as investors change their investment portfolios or sell stock prior to the new millennium. At this time, it is impossible to predict whether or not this will in fact be the case with respect to the stock of the Company or any other company.

0 The Company's ability to operate effectively in the year 2000 could be affected by communications abilities and access to utilities, such as electricity, water, telephone, and others, to the extent access is interrupted due to the effects of year 2000 issues on these and other utilities.

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


                                   UMPQUA HOLDINGS CORPORATION
                                     (Registrant)

Dated      November 10, 1999       /s/  Raymond P. Davis
                                   -------------------------------------------
                                   Raymond P. Davis
                                   President and Chief Executive Officer


Dated      November 10, 1999       /s/  Daniel A. Sullivan
                                   -------------------------------------------
                                   Daniel A. Sullivan
                                   Senior Vice President and
                                     Chief Financial Officer