Form 10-K
period 1999-12-31
UMPQUA HOLDINGS CORP
filed 2000-03-31
CIK 1077771

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number:

                          Umpqua Holdings Corporation
            (Exact name of registrant as specified in its charter)

            Oregon                                      93-1261319
---------------------------------       ---------------------------------------
  (State or other jurisdiction          (I.R.S. Employer Identification Number)
of incorporation or organization)


445 S.E. Main Street, Roseburg, Oregon                    97470
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code: 541-440-3900

Securities registered pursuant to Section 12(b) of the Act:  None

Name of exchange on which registered:  None

          Securities registered pursuant to Section 12(g) of the Act:

                                 Common Stock
                              ------------------
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if  disclosure of  delinquent  filing  pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 20, 2000, there were 7,606,927 shares of common stock outstanding. The aggregate market value of common stock held by non-affiliates was $50,194,421 at March 20, 2000, based on the last reported sale price on such date as reported by the Nasdaq National Market.

     Documents Incorporated by Reference:

     Portions of the 1999 Annual Report to Shareholders are incorporated by reference in Part II hereof. Portions of the registrant's definitive proxy statement for the 2000 annual meeting of shareholders are incorporated by reference in Part III hereof.

                                    Part I

Item 1. Business

     Introduction

     Umpqua Holdings Corporation (the Company) is a bank holding company formed in March 1999. At that time, the Company acquired 100% of the outstanding shares of South Umpqua Bank. The Company is headquartered in Roseburg, Oregon, and engages primarily in the business of commercial and retail banking and the delivery of retail brokerage services. The Company provides a wide range of banking, asset management, mortgage banking, and other financial services to corporate, institutional and individual customers through its wholly-owned banking subsidiary South Umpqua Bank (the Bank). The Company engages in the retail brokerage business through its wholly-owned subsidiary Strand, Atkinson, Williams & York, Inc. The Company and its subsidiaries are subject to the regulations of certain federal agencies and undergo periodic examinations by these regulatory agencies.

     South Umpqua Bank ("South Umpqua") is one of the most innovative community banks in the United States, combining a retail product delivery approach with an emphasis on quality-assured personal service. The Company is the fourth largest community bank in the State of Oregon, currently operating 14 full-service stores (or branches) in Douglas, Lane, Marion and Multnomah Counties in Oregon. At December 31, 1999, South Umpqua had assets of $387 million and deposits of $302 million.

     Since 1995, South Umpqua has transformed itself from a traditional community bank into a community-oriented financial services retailer. The Company has implemented a variety of retail marketing strategies to increase revenue and differentiate itself from its competition. To establish itself as a financial services retailer, the Company has remodeled a majority of its branches to resemble retail stores. These new stores incorporate "serious about service centers" that are the focal point for customer information and "investment opportunity centers" providing broker-dealer services and featuring financial and investment information in a multimedia format. The Company has introduced smaller, 1,100 square foot "neighborhood stores," which are lower cost, new format stores located in residential areas. To monitor the quality of its customer service, South Umpqua introduced a "return on quality" program for its sales associates and implemented an in-house "banking college" to train its personnel in cross-selling and effective customer service.

     Strand, Atkinson, Williams & York offer a full range of investment products and services including:

o    Stocks
o Fixed Income (municipals, corporates, preferreds, governments, agencies, CDs, money market instruments)
o    Mutual Funds
o    Annuities
o    Options
o    Retirement Planning
o Money management Services (Strand, Atkinson, Williams & York is a Registered Investment Advisor)
o    Life Insurance, Disability Insurance and Medical Supplement Policies

     Industry Overview

     The commercial banking industry continues to undergo increased competition, consolidation and change. Non-insured financial service companies such as mutual funds, brokerage firms, insurance companies, mortgage companies and leasing companies are offering alternative investment opportunities for customers' funds or lending sources for their needs. Banks have been granted extended powers to better compete including the limited right to sell insurance and securities products, but the percentage of financial transactions handled by commercial banks has dropped steadily. Although the amount of deposits in banks is remaining steady, such deposits represent less than 20% of household financial assets compared to over 35% twenty-five years ago. This trend represents a continuing shift to stocks, bonds, mutual funds and retirement accounts.

      Nonetheless, commercial banks are reducing costs by consolidation and exploring alternative ways of providing bank products. Although new community banks continue to be organized, bank mergers substantially outstrip formations.

     To more effectively and efficiently deliver its products, banks are opening in-store branches, installing more automated teller machines ("ATMs") and investing in technology to permit telephone, personal computer and internet banking. While all banks are experiencing the effects of the changing environment, the manner in which banks choose to compete is increasing the gap between larger super-regional banks, committed to becoming national or regional "brand names" providing a broad selection of products at low cost and with advanced technology, and community banks which provide most of the same products but with a commitment to personal service and with local ties to the customers and communities they serve.

     The Gramm-Leach-Bliley Act of 1999 eliminates many of the restrictions placed on the activities of certain qualified bank holding companies. Effective March 11, 2000, our bank holding company qualified as a "financial holding company" and we are now qualified to expand into a wide variety of financial services, including additional securities activities, and insurance without the prior approval of the Federal Reserve Board.

     Business Strategy

     Umpqua Holdings Corporation's ("Company") objective is to become the leading community-oriented financial services retailer throughout Oregon. The Company intends to continue to grow its assets and increase profitability and shareholder value by differentiating itself from its competitors through the following strategy:

     Capitalize On Its Innovative Product Delivery System: The Company's philosophy has been to develop an environment for the customer that makes the customer's banking experience an enjoyable one. With this approach in mind, the Company developed a prototype store that offers "one-stop" shopping and that includes distinct physical areas or boutiques, such as a "serious about service center," an "investment opportunity center" and a "computer cafe," which make the Company's products and services more tangible and accessible. The Company's initial prototype store was opened in 1996 in Roseburg, Oregon, a community with historically low deposit growth. This new store, nevertheless, captured $12 million in deposits from competitors by the end of its first year of operation. On the basis of this initial success, the Company opened four additional stores featuring the new format during 1997, two additional stores in 1999, and plans to open additional stores in the near future.

     Deliver Superior Quality Service: The Company has insisted on quality service as an integral part of the Company's culture, from the Board of Directors to new sales associates. South Umpqua believes it was among the first banks to introduce a measurable quality service program. Under its "return on quality" program introduced in 1995, each sales associate's and store's performance is evaluated monthly based on specific measurable factors such as the "sales effectiveness ratio" that measures the average number of banking products purchased by each new customer. The evaluations also encompass factors such as the number of referrals generated for the sale of investment products, the number of new loans and deposits generated in each store, reports by incognito "mystery shoppers" and customer surveys. Based on scores achieved, the return on quality program rewards both individual sales associates and store teams with financial incentives. Through such programs, the Company believes it can measure the quality of service provided to its customers and maintain employee focus on quality customer service.

     Establish Strong Brand Awareness: As a financial services retailer, the Company has devoted considerable resources to developing the "South Umpqua
Bank" brand. This campaign has included the redesign of the Company's corporate logo to emphasize its geographical origin, and promotion of the "South Umpqua Bank" brand in advertising and merchandise bearing the South Umpqua Bank logo, such as coffee beans, mugs, tee-shirts, hats and umbrellas. The store's unique "look and feel" and innovative product displays help position South Umpqua as an innovative, customer friendly retailer of financial products and services. The Company believes it can build consumer preference for its products and services through high quality service and strong brand awareness.

     Use Technology to Expand Customer Base: Although the Company's strategy will continue to emphasize superior personal service, the Company will also continue to expand user-friendly, technology-based systems to attract customers that may prefer to interact with their financial institution electronically. Over the past years, the Company has introduced technology-based services which include voice response banking, debit cards, automatic payroll deposit programs, a "bank@home" program, automated loan machines, advanced function ATMs and an internet web site. The Company believes the availability of both traditional bank services and the newer electronic banking services will enhance its ability to attract a broad range of customers.

     Increase Market Share in Existing Markets and Expand Into New Markets: As a result of its innovative retail product orientation, measurable quality service program and strong brand awareness, the Company believes that there is significant potential to increase business with current customers, to attract new customers in its existing markets and to enter new markets. Since its introduction of these programs, South Umpqua has experienced significant growth in deposits within Douglas County, increasing its share of commercial bank deposits from 21.1% at June 30, 1995 to 32.2% at June 30, 1999. In July 1996, South Umpqua opened its first store in Eugene, Oregon, and as of December 31, 1999, had four new format stores in the Eugene market with total deposits of $80 million. During 1999, the Company opened new stores in Salem and Portland, Oregon. From time to time, the Company has held discussions with other institutions about the possibility of acquiring these banks. The Company plans on pursuing further acquisition discussions and opening new stores to expand into other markets outside of Douglas and Lane Counties through acquisitions or the opening of new stores.

     Marketing and Sales

     South Umpqua's goal to increase its share of financial services in the market areas it serves is driven by a marketing plan comprising several key components.

     Media Advertising. Over the years, the Company has introduced several comprehensive media advertising campaigns. These campaigns augment the Company's goal of strengthening its brand image and heightening public awareness of its innovative product delivery system. These campaigns, entitled "The Banking Revolution" and "Expect the Unexpected," were designed to showcase South Umpqua's innovative style of banking, as well as the Company's commitment to providing quality service to its customers. "The Banking Revolution" campaign is designed to differentiate South Umpqua from other financial institutions in its market area, while "Expect the Unexpected" challenged them to visit the Company's stores and experience first-hand its quality service. Both of these campaigns utilized various forms of media, which included television, radio, print, billboards and direct mail flyers and letters.

     Retail Store Concept. As a financial services provider, the Company believes that store environment is critical to successfully market and sell its products and services. Retailers for years have displayed their merchandise within their stores to encourage customers to purchase their products. Purchases are made on the spur of the moment due to the products' availability and attractiveness. South Umpqua believes this same concept can be applied to financial institutions and accordingly displays its financial services and products through tactile merchandising within its stores. Recent displays have included enticements for mortgage loans, retirement accounts, investments, and checking account programs. Unlike many financial institutions whose strategy is to discourage customers from visiting their facilities in favor of ATMs or other forms of electronic banking, South Umpqua encourages its customers to visit its stores, where they are greeted by well-trained sales associates, and encouraged to browse and to make "impulse buys." South Umpqua introduced its first "prototype" store in mid-1996, which included such services as a 24-hour banking vestibule with an automated loan machine, an advanced function ATM and a 24-hour self-service U.S. Postal service center.

     Neighborhood Stores. To bring financial services to the customer in a cost-effective way, South Umpqua has created "neighborhood stores." These facilities are constructed near high volume traffic areas, close to neighborhood shopping centers. These stand-alone stores are, on average, approximately 1,100 square feet in size and include all the features of the prototype store described above. To strengthen brand recognition, all neighborhood stores are identical in appearance. The Company currently has three neighborhood stores, all located in the Eugene/Springfield area.

     Sales Culture. Although a successful marketing program will attract customers to visit its stores, a sales environment and a well-trained sales team is critical to selling the Company's products and services. The Company believes that its sales culture has become well established throughout the Company due to its unique facility design and its commitment to ongoing training of sales associates on all aspects of sales and service. South Umpqua trains its sales associates in its own banking college and pays commissions for the sale of the Company's products and services. The Company's sales culture has helped South Umpqua transform itself from a traditional community bank to a nationally recognized marketing company focused on selling financial products and services.

     Products and Services

     The Company offers a full array of financial products to meet the banking needs of its market area and targeted customers. To ensure the ongoing viability of its product offerings, the Company regularly examines the desirability and profitability of existing and potential new products. To make it easy for new prospective customers to bank with South Umpqua and access its products, the Company introduced its "Switch Kit," which allows a customer to open their primary checking account with the Company in less than four minutes. These products and services have helped the Company grow its number of deposit accounts from 18,200 in 1994 to 40,000 in 1999, a 100% increase. Other avenues through which customers can access the Company's products include the Company's web site and its 24-hour voice response system.

     Deposit Products. The Company has a traditional array of deposit products, including non-interest checking accounts, interest-bearing checking and savings accounts, money market accounts and certificates of deposit. These accounts earn interest at rates established by management based on competitive market factors and management's desire to increase certain types or maturities of deposit liabilities. In order to increase the number of relationships with customers and increase service fee income, the Company also introduced its line of "Value Packages" in 1996. These packages are comprised of several products bundled together to provide added value to the customer and increase the customer's ties to the Company. The Company also offers a seniors program, the "Platinum Account," which offers an array of banking services and other amenities such as purchase discounts, vacation trips and seminars, to customers over fifty years old.

     Investment Services. Strand, Atkinson, Williams & York, Inc. provides a variety of investment products and services. These products include: equity and debt securities, annuities, certificates of deposit, mutual funds, retirement plans, life and health insurance and U.S. Government securities.

     Commercial Loans. The Company offers specialized loans for its business and commercial customers, including equipment and inventory financing, real estate construction loans and SBA loans for qualified businesses. Commercial lending is the primary focus of the Company's lending activities and a significant portion of the Company's loan portfolio consists of commercial loans. For regulatory reporting purposes, a substantial portion of the Company's commercial loans are designated as real estate loans, because the loans are secured by mortgages and trust deeds on real property, even though the loans may be made for purposes of financing commercial activities, such as accounts receivable, equipment purchases and leasing.

     Real Estate Loans. Real estate loans are available for construction, purchase and refinancing of residential owner-occupied and rental properties. Borrowers can choose from a variety of fixed and adjustable rate options and terms. Generally, the Company originates residential real estate loans as an accommodation to its customers and sells most mortgages into the secondary market. Real estate loans reflected in the loan portfolio are in large part loans made to commercial customers that are secured by real property.

     Consumer Loans. The Company provides loans to individual borrowers for a variety of purposes, including secured and unsecured personal loans, home equity and personal lines of credit and motor vehicle loans.

     Market Area

     South Umpqua primarily accepts deposits and makes loans in Douglas, Marion, Multnomah and Lane Counties of Oregon. As a community bank, the Company has certain competitive advantages in its local focus. The Company is, however, also more dependent on, and exposed to changes in, the local economy than competitors who serve a number of geographic markets.

     Douglas County

     Douglas County, where most of the Company's stores are located, is the eighth most populous county in Oregon with a population in 1999 of approximately 99,200. Roseburg is the most populous city in the county, with a population in 1999 of approximately 19,900. Population growth, which has been modest since 1990, is largely attributable to a significant increase in new residents over the age of 65, offset by a decline in younger residents. Most of the population in the county resides near in the Interstate 5 corridor, the Company's primary market area. According to the Oregon Employment Department, the county's population is projected to increase over the next decade, but at a slower rate than that of Oregon as a whole.

     Douglas County is known as the "timber capital" of Oregon with approximately 2.8 million acres of commercial forest land, most of which is owned and managed by the federal government. The lumber and wood products industry accounted for approximately 20% of the county's private-sector employment in 1999, according to the Oregon Employment Department. Timber harvests on public lands have declined significantly over the past several years, as various court and administrative challenges and limits reduced the amount of timber available for harvest. Decreased economic activity in Asia has further dampened log exports and related logging activity. Employment in the timber and forest products industry has declined accordingly, as it has in related industries and governmental agencies, such as transportation companies serving the forest products industry, the Bureau of Land Management and the National Forest Service. Government employment still accounts for approximately 20% of total employment in the county. Increases in service jobs, particularly in health care and tourism, have helped to offset timber-related job losses, with the result that total employment has been essentially flat from the late 1970's to the mid-1990's, compared to a state-wide growth of approximately 29% for the same period. It is expected that the economy of Douglas County will continue to be dependent on the timber and forest products industry.

     Lane, Marion and Multnomah Counties

     Lane County, where the Company has recently opened four new stores, has experienced modest growth in population in the past several years, from approximately 283,000 in 1990 to approximately 320,000 in 1999, an increase of 13%. A considerable amount of the growth is believed to be attributable to the growth in technology-related employment in the Springfield/Eugene area.

     Lane, Marion and Multnomah County have a significantly more diverse economy than Douglas County. Their economies are dependent primarily on service businesses, trade and government. Manufacturing employment has shifted toward technology and non-timber-related manufacturing. The University of Oregon, located in Eugene, is one of the largest employers in Lane County, with approximately 4,560 employees.

     Technology

     The Company is committed to supporting its business with the best available technology consistent with prudent management of resources. This commitment applies to the delivery of financial services to its customers, as well as internal operations such as data processing and accounting. Although the Company considers personal contact with customers important to the overall quality of service, the Company believes that providing customers access to technology-driven financial services is crucial to maintaining its competitive position in the financial services marketplace. As a result, the Company provides automated teller machines at each store with access to nationwide ATM networks, and offers telephone and internet banking, both in the "Computer Cafe" in its newer stores and through the Company's home banking system.

     Competition

     The community banking business is highly competitive. The Company competes with other commercial banks and with other financial institutions, including savings and loan associations, mutual savings banks, finance companies, mortgage banking companies, credit unions, and investment companies. In recent years, competition has increased from institutions not subject to the same regulatory restrictions as banks and bank holding companies.

     The geographic market area served by South Umpqua is highly competitive for both deposits and loans. The Company competes with traditional banking and thrift institutions, as well as non-bank financial services providers, such as credit unions, brokerage firms and mortgage companies. The major commercial bank competitors are super-regional institutions headquartered outside the state of Oregon, and their deposits represent a significant majority of total statewide commercial bank deposits. The major banks have competitive advantages over the Company in that they have higher lending limits and are able to offer statewide facilities and services that the Company does not offer.

     The Company, however, views non-bank financial services providers, such as credit unions, brokerage firms, insurance companies and mortgage companies, as its principal competition. As the industry becomes increasingly dependent on and oriented toward technology-driven delivery systems, permitting transactions to be conducted by telephone, computer and the internet, such non-bank institutions are able to attract funds and provide lending and other financial services even without offices located in the Company's primary service area. Some insurance companies and brokerage firms compete for deposits by offering rates that are higher than may be appropriate for the bank in relation to its asset/liability objectives, although the Company offers a wide array of deposit products and believes it can compete effectively through select rate-driven product promotions.

     The acquisition of Strand, Atkinson, Williams & York, the retail brokerage firm with offices in Portland and Medford, Oregon, as well as Kalama, Washington, expanded the Company's business into the area of brokerage services including equity and fixed income products, mutual funds, annuities, options, retirement planning, and money management services. Additionally, Strand, Atkinson, Williams & York offers life insurance, disability insurance and medical supplement policies. As a result, in addition to competition for banking services, the Company also competes with full service investment firms for non-bank financial products and services.

     Credit unions present a significant competitive challenge for the Company. As credit unions currently enjoy an exemption from taxes, they are able to offer higher deposit rates and lower loan rates than the Company. Credit unions are also not currently subject to certain regulatory constraints applicable to the Company, such as the Community Reinvestment Act, which, among other things, requires regulated financial institutions to implement procedures to make and monitor loans throughout the communities it serves. Adhering to such regulatory requirements raises the costs associated with the Company's lending activities, and reduces potential operating profits.
Accordingly, the Company seeks to compete by focusing on building customer relations, providing superior service and offering a wide variety of commercial banking products that do not compete directly with products and services offered by the credit unions, such as commercial real estate loans, inventory and accounts receivable financing, and SBA loans for qualified businesses.

     Employees

     As of December 31, 1999, the Company had a total of 170 full-time equivalent employees. None of the employees are subject to a collective bargaining agreement. The Company considers its relationship with its employees to be good.

     Government Policies

     The operations of the Company's subsidiaries are affected by state and federal legislative changes and by policies of various regulatory authorities, including those of the State of Oregon. These policies include, for example, statutory maximum legal lending rates, domestic monetary policies of the Board of Governors of the Federal Reserve System, Unites States fiscal policy, and capital adequacy and liquidity constraints imposed by national and state regulatory agencies.

Supervision and Regulation

     General - The Company is extensively regulated under federal and state law. These laws and regulations are generally intended to protect depositors, not shareholders. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory or regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. The operations of the Company may be affected by legislative changes and by the policies of various regulatory authorities. The Company cannot accurately predict the nature or the extent of the effects on its business and earnings that fiscal or monetary policies, or new federal or state legislation may have in the future.

     Holding Company Regulation - The Company is a registered Financial Holding Company under the Gramm-Leach-Bliley Act of 1999 (the "Act"), and is subject to the supervision of, and regulation by, the Board of Governors of the Federal Reserve System (the "Federal Reserve"). As a financial holding company, the Company is examined by and files reports with the Federal Reserve.

     Financial holding companies are bank holding companies that satisfy certain criteria and are permitted to engage in activities that traditional bank holding companies are not. The qualifications and permitted activities of financial holdings companies are described below under "Changing Regulatory Structure of the Financial Service Industry".

     Federal and State Bank Regulation - The Bank, as a state chartered bank with deposits insured by the Federal Deposit Insurance Corporation ("FDIC"), is subject to the supervision and regulation of the Oregon Department of Consumer and Business Services, and of the FDIC. These agencies may prohibit the Company from engaging in what they believe constitute unsafe or unsound banking practices. In practice, the primary state regulator makes regular examinations of the bank subject to its regulatory review or participates in joint examinations with federal regulator. Areas subject to review by federal authorities include the allowance for credit losses, investments, loans, mergers, payments of dividends, establishment of stores and other aspects of operations.

     Strand, Atkinson, Williams & York is a member of the National Association of Securities Dealers and is subject to their regulatory supervision. Areas subject to this regulatory review include compliance with trading rules, financial reporting, investment suitability for respective clients, and compliance with NYSE rules and regulations.

     The Community Reinvestment Act ("CRA") requires that, in connection with examinations of financial institutions within its jurisdiction, the FDIC evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or new facility. The Company's current CRA rating is "Satisfactory."

     Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interest of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral as, and follow credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with persons not affiliated with the Company, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the affected bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of that bank, the imposition of a cease and desist order, and other regulatory sanctions.

     The Federal Reserve and the FDIC have adopted non-capital safety and soundness standards for institutions under their authority. These standards cover internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, and standards for asset quality, earnings and stock valuation. An institution which fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Management believes that the Company is in substantial compliance with these standards.

     Deposit Insurance - The deposits of the Company are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF"), administered by the FDIC. The Company is required to pay semi-annual deposit insurance premium assessments to the FDIC. Assessments are based on how much risk a bank is deemed to present to the BIF. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or involving a higher degree of supervisory concern. The Bank qualifies for the lowest premium level, and currently pays only the statutory minimum rate.

     Dividends - Under the Oregon Bank Act, the Bank is subject to restrictions on the payment of cash dividends to its parent company. A bank may not pay cash dividends if that payment would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. In addition, the amount of the dividend may not be greater than its net unreserved retained earnings, after first deducting (i) to the extent not already charged against earnings or reflected in a reserve, all bad debts, which are debts on which interest is unpaid and past due at least six months;
(ii) all other assets charged off as required by the Oregon Director or state or federal examiner; and (iii) all accrued expenses, interest and taxes.

     In addition, the appropriate regulatory authorities are authorized to prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice. The Company is not currently subject to any regulatory restrictions on dividends other than those noted above.

     Capital Adequacy - The federal and state bank regulatory agencies use capital adequacy guidelines in their examination and regulation of financial holding companies and banks. If the capital falls below the minimum levels established by these guidelines, a holding company or a bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open new facilities.

     The FDIC and Federal Reserve have adopted risk-based capital guidelines for banks and bank holding companies. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The capital adequacy guidelines limit the degree to which a bank or bank holding company may leverage its equity capital.

     Effects of Government Monetary Policy - The earnings and growth of the Company are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy for such purposes as curbing inflation and combating recession, by its open market operations in U.S. Government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits. These activities influence growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on the Company cannot be predicted with certainty.

     Changing Regulatory Structure of the Financial Services Industry - Federal laws and regulations governing banking and financial services have undergone significant changes in recent years. Of particular significance is the recently enacted Gramm-Leach-Bliley Act that repealed sections of the Banking Act of 1933, commonly referred to as the Glass-Steagall Act, that prohibited banks from engaging in securities activities, and prohibited securities firms from engaging in banking. The GLB Act created a new form of holding company, known as a financial holding company, that is permitted to acquire subsidiaries that are variously engaged in banking, securities underwriting and dealing, and insurance underwriting.

     A bank holding company, if it meets specified criteria, may become a financial holding company by filing a declaration with the Federal Reserve, and may thereafter provide its customers with a far broader spectrum of products and services than a traditional bank holding company is permitted to do. A financial holding company may, through a subsidiary, engage in any activity that is deemed to be financial in nature and activities that are incidental or complementary to activities that are financial in nature. These activities include traditional banking services and activities previously permitted to bank holding companies under Federal Reserve regulations, but also include underwriting and dealing in securities, providing investment advisory services, underwriting and selling insurance, merchant banking (holding a portfolio of commercial businesses, regardless of the nature of the business, for investment), and arranging or facilitating financial transactions for third parties.

     To qualify as a financial holding company, the bank holding company must be deemed to be well-capitalized and well-managed, as those terms are used by the Federal Reserve. In addition, each subsidiary bank of a bank holding company must also be well-capitalized and well-managed. Further, each subsidiary bank must be rated at least "satisfactory" under the Community Reinvestment Act.

     A bank holding company that does not qualify, or has not chosen, to become a financial holding company must limit its activities to traditional banking activities and those non-banking activities the Federal Reserve has deemed to be permissible because they are closely related to the business of banking.

     Legislation enacted by Congress in 1995 permits interstate banking and branching, which allows banks to expand nationwide through acquisition, consolidation or merger. Under this law, an adequately capitalized bank holding company may acquire banks in any state or merge banks across state lines if permitted by state law. Further, banks may establish and operate branches in any state subject to the restrictions of applicable state law. Under Oregon law, an out-of-state bank or bank holding company may merge with or acquire an Oregon state chartered bank or bank holding company if the Oregon bank, or in the case of a bank holding company, the subsidiary bank, has been in existence for a minimum of three years, and the law of the state in which the acquiring bank in located permits such merger. Branches may not be acquired or opened separately, but once an out-of-state bank has acquired branches in Oregon, either through a merger with or acquisition of substantially all the assets of an Oregon bank, the acquirer may open additional branches.

Item 2. Properties

     South Umpqua's main office is located in Roseburg, Oregon. The Company conducts its business through fourteen full-service financial stores throughout its market area with stores located in Roseburg (4), Eugene (3), Salem, Portland, Sutherlin, Canyonville, Myrtle Creek, Glendale and Springfield. All of the stores have automated teller machines and 13 of the 14 stores have drive-up windows. The Company owns all but two stores, and leases the land on which two others are located. The Company has options to extend existing leases on the leased facilities. The Company's fourteen stores range in size from approximately 1,100 square feet to slightly more than 15,000 square feet. In one store, excess space is leased to others. The Company opened a Loan service center in February 1999 in Roseburg, Oregon. The property, which is leased, is approximately 4,828 square feet and houses loan processing staff.

Item 3. Legal Proceedings

     No material legal proceedings, to which the Company is a party or which involve any of its properties, was pending as of the date of this report on Form 10-K.

Item 4. Submissions of Matters to a Vote of Securities Holders

     None.

                                   PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock is traded over-the-counter on the NASDAQ Stock Market National Market System under the symbol "UMPQ." Prior to the second quarter of 1998, when the Company completed a public offering and registered its stock under the Securities Exchange Act of 1934, the Common Stock was traded over-the-counter through the Bulletin Board Service of the NASDAQ Stock Market and the Pink Sheet Service of the National Quotation Bureau . The following lists the high and low trade prices for each period, as adjusted for subsequent stock dividends and stock splits including a four-for-one stock split paid on February 2, 1998. Prices do not include retail mark-ups, mark-downs or commissions:

                                    High Trade      Low Trade         Cash
                                       Price           Price        Dividends
                                    for Period      for Period       Declared
                                   -------------------------------------------
1998
First Quarter ..............        $     16.75     $      9.00     $   0.0250
Second Quarter .............        $     16.75     $     13.13     $   0.0250
Third Quarter ..............        $     14.38     $      7.75     $   0.0250
Fourth Quarter .............        $     11.88     $      7.25     $   0.0400

1999
First Quarter ..............        $     11.00     $      8.75     $     0.04
Second Quarter .............        $     10.63     $      8.25     $     0.04
Third Quarter ..............        $     10.63     $      8.00     $     0.04
Fourth Quarter .............        $     11.00     $      8.50     $     0.04

As of December 31, 1999, the Common Stock was held of record by approximately 600 shareholders.

     The Board of Directors' dividend policy is to review the Company's financial performance, capital adequacy, regulatory compliance and cash resources on a quarterly basis, and, if such review is favorable, to declare and pay a cash dividend to shareholders. Although the Company expects to continue to pay cash dividends, future dividends are subject to these limitations and to the discretion of the Board of Directors, and could be reduced or eliminated.

     The Company has a dividend reinvestment plan that permits participants to have shares purchased at the then-current market price in lieu of the receipt of cash dividends.

Item 6. Selected Financial Data

   Financial Highlights                                    1999           1998          1997           1996           1995
   -------------------------------------------------------------------------------------------------------------------------------
     Net Income ....................................   $  4,874,000   $  4,110,000   $  3,044,000   $  2,361,000   $  2,207,000
     Basic Earnings Per Common Share ...............   $       0.64   $       0.56   $       0.47   $       0.36   $       0.34
     Fully Diluted Earnings Per Common Share .......   $       0.63   $       0.55   $       0.46   $       0.35   $       0.34
     Total Shareholders' Equity ....................   $ 36,716,000   $ 36,146,000   $ 19,973,000   $ 17,022,000   $ 15,211,000
     Total Assets ..................................   $386,737,000   $318,887,000   $257,746,000   $203,838,000   $172,096,000
     Total Loans ...................................   $248,534,000   $186,167,000   $155,078,000   $112,861,000   $ 82,713,000
     Total Deposits ................................   $301,673,000   $255,805,000   $221,726,000   $172,837,000   $149,751,000

   Selected Ratios                                               1999           1998           1997           1996           1995
   -------------------------------------------------------------------------------------------------------------------------------
     Return on Average Assets ......................             1.45%          1.47%          1.31%          1.27%          1.37%
     Return on Average Equity ......................            13.55%         13.14%         16.50%         14.71%         15.38%
     Net Interest Margin ...........................             5.37%          5.37%          5.24%          5.14%          5.15%
     Efficiency Ratio ..............................            55.60%         55.31%         61.86%         58.91%         57.93%
     Loans/Deposits ................................            82.39%         72.78%         69.94%         65.30%         55.23%

   Asset Quality Ratios                                              1999          1998          1997          1996          1995
   -------------------------------------------------------------------------------------------------------------------------------
     Allowance for possible loan losses to:
       Ending Total Loans ...............................            1.40%         1.43%         1.38%         1.76%         1.50%
       Nonperforming Assets .............................          216.19%       432.37%       170.27%       815.44%       541.43%
     Nonperforming assets to
         ending total loans .............................            0.65%         0.33%         0.81%         0.21%         0.27%
     Net loan charge-offs (recoveries)
         to average loans ...............................            0.28%         0.30%         0.30%        -0.16%         0.09%


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

     The response to this item is incorporated by reference to the Company's 1999 Annual Report to Shareholders, pages 17-28.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     The information called for by this item is incorporated by reference to the Company's 1999 Annual Report to Shareholders, pages 17-28.

Item 9.     Changes in and Disagreements With Accountants

      None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

      The response to this item is incorporated by reference to the Company's Proxy Statement for the 2000 annual meeting of shareholders scheduled to be held April 26, 2000, under the captions "Election of Directors" and "Executive Officers."


Item 11.  Executive Compensation

      The response to this item is incorporated by reference to the Company's Proxy Statement for the 2000 annual meeting of shareholders scheduled to be held April 26, 2000, under the caption "Executive Compensation."


Item 12.      Security Ownership of Certain Beneficial Owners and Management

      The response to this item is incorporated by reference to the Company's Proxy Statement for the 2000 annual meeting of shareholders scheduled to be held April 26, 2000, under the caption "Security Ownership of Management and Others."


Item 13.  Certain Relationships and Related Transactions

      The response to this item is incorporated by reference to the Company's Proxy Statement for the 2000 annual meeting of shareholders scheduled to be held April 26, 2000, under the caption "Transactions with Directors and Officers."


                                   PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial  Statements:   The  consolidated   financial  statements  are
       incorporated by reference to pages 30-43 of the Company's 1999 Annual Report to Shareholders

   (2) Financial Statement Schedules:

          All schedules have been omitted because the information is not required, not applicable, not present in amounts sufficient to require submission of the schedule, or is included in the financial statements or notes thereto.

    (3) The exhibits filed with this report are listed in the Exhibit Index on sequential page 16.

(b) There were no current reports on Form 8-K filed by the registrant during the last quarter of the year ended December 31, 1999.

                                  Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

UMPQUA HOLDINGS CORPORATION
(Registrant)


By: /s/ Raymond P. Davis                              Date: March 15, 2000
    ----------------------------------------------
    Raymond P. Davis, President and Chief
        Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Allyn C. Ford                                 Date: March 15, 2000
    ----------------------------------------------
      Allyn C. Ford, Chairman of the Board
        of Directors

By:                                                   Date: March 15, 2000
    ----------------------------------------------
      Lynn K. Herbert, Director

By: /s/ Harold L. Ball                                Date: March 15, 2000
    ----------------------------------------------
      Harold L. Ball, Director

By: /s/ Ronald O. Doan                                Date: March 15, 2000
    ----------------------------------------------
      Ronald O. Doan, Director

By:                                                   Date: March 15, 2000
    ----------------------------------------------
      David B. Frohnmayer, Director

By: /s/ Neil D. Hummel                                Date: March 15, 2000
    ----------------------------------------------
      Neil D. Hummel, Director

By: /s/ Frances Jean Phelps                           Date: March 15, 2000
    ----------------------------------------------
      Frances Jean Phelps, Director

By: /s/ Raymond P. Davis                              Date: March 15, 2000
    ----------------------------------------------
      Raymond P. Davis, Director, President and
      Chief Executive Officer

By: /s/ Scott Chambers                                Date: March 15, 2000
    ----------------------------------------------
      Scott Chambers, Director

                                EXHIBIT INDEX



Exhibit

3.1   Articles of Incorporation of Umpqua Holdings Corporation*

3.2   Bylaws of Umpqua Holdings Corporation*

4.0   Specimen Stock Certificate*

10.1 Executive Employment and Compensation Agreement dated July 10, 1998, for Ray Davis

10.2  Executive  Employment Agreement dated June 1, 1999, for Steven
      May

10.3  Executive  Employment  Agreement  dated  March 31,  1999,  for
      Daniel A. Sullivan

10.4  Executive Employment Agreement dated April 19, 1999, for Dolly
      Lusty

10.5 South Umpqua Bank Stock Option Plan dated January 26, 1995, as adopted by Umpqua Holdings Corporation as of March 12, 1999*

10.6  Form of Stock Option Agreement

10.7 Description of South Umpqua State Bank's 1997 Incentive Plan for Senior Management**

10.8 Retail Lease Agreement dated November 1, 1994, relating to lease of Garden Valley Shopping Center Branch Office in Roseburg, Oregon**

10.9 Lease Agreement dated November 5, 1996, relating to lease of Gateway Mall Brach Office in Springfield, Oregon**

10.10 Commercial Building Lease dated August 29, 1996, relating to lease of 40th and Donald Street Branch Office in Eugene, Oregon**

10.11 Commercial   Lease  dated   October  23,  1973,   and  related
      agreements  relating  to lease  of  Glendale,  Oregon,  Branch
      Office**

10.12 Strand, Atkinson, Williams & York, Inc. Purchase Agreement dated May 10, 1999

10.13 Ground  Lease   (including   First  Amendment)  dated  2/12/99
      relating to lease of the Salem, Oregon store

10.14 Commercial lease agreement dated February 25, 1999 related to lease of the Northeast Portland store

10.15 Commercial lease agreement dated November 5, 1998 relating to the Roseburg, Oregon Loan Center

13.0  Annual Report to Shareholders

21.1  Subsidiaries of the Registrant

23.0  Consent of Independent Auditors

27.0  Financial Data Schedule


* Incorporated by reference to the registration statement on Form S-8 filed on April 23, 1999.

** Incorporated herein by reference to the registration statement on Form 10 filed by South Umpqua Bank as predecessor registrant, as declared effective by the Federal Deposit Insurance Corporation on April 1, 1998.