Form 10-Q
period 2000-03-31
UMPQUA HOLDINGS CORP
filed 2000-05-15
CIK 1077771

As Filed with the Securities and Exchange Commission on May 10, 2000


                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: March 31, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to
     _____________.


Commission File Number:   000-25597


                          Umpqua Holdings Corporation
            (Exact Name of Registrant as Specified in Its Charter)


                    OREGON                            93-1261319
      --------------------------------          ---------------------
         (State or Other Jurisdiction             (I.R.S. Employer
       of Incorporation or Organization)        Identification Number)


                                445 SE Main St
                            Roseburg, Oregon 97470
              --------------------------------------------------
              (address of Principal Executive Offices)(Zip Code)


                                (541) 440-3963
             ----------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      X  Yes   ____ No


Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:

Common stock, no par value, outstanding as of April 30, 2000: 7,626,127

                          UMPQUA HOLDINGS CORPORATION
                                   FORM 10-Q
                               QUARTERLY REPORT
                               TABLE OF CONTENTS
                               -----------------


PART I    FINANCIAL INFORMATION                              PAGE

Item 1.   Financial Statements

          Condensed  Consolidated  Statements  of  Income:
          Three months ended March 31, 2000 and 1999                    3

          Condensed     Consolidated     Statements     of
          Comprehensive  Income:  Three months ended March
          31, 2000 and 1999                                             4

          Condensed Consolidated Balance Sheets: March 31,
          2000 and December 31, 1999                                    5

          Condensed Consolidated Statements of Cash Flows:
          Three months ended March 31, 2000 and 1999                    6

          Notes  to   Condensed   Consolidated   Financial
          Statements                                                  7-8

Item 2.   Management's  Discussion and Analysis of Financial
          Condition and Results of Operations                        8-14

Item 3.   Quantitative and Qualitative Disclosures about
          Market Risk                                               14-15


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                          none

Item 2.   Changes in Securities                                      none

Item 3.   Defaults Upon Senior Securities                            none

Item 4.   Submission of Matters to a Vote of Security Holders        none

Item 5.   Other Information                                          none

Item 6.   Exhibits and Reports on Form 8-K                             16


SIGNATURES                                                             17

                         PART I: FINANCIAL INFORMATION

                          UMPQUA HOLDINGS CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                Three months ended March 31,
                                                  2000              1999
                                              -------------   ------------------
Interest Income
  Interest and fees on loans                    $5,741,260          $ 4,365,657
  Interest on investment securities
    available for sale                           1,175,471            1,244,880
  Interest bearing deposits with other banks       126,966              112,844
                                              -------------   ------------------
    Total interest income                        7,043,697            5,723,381
                                              -------------   ------------------

Interest Expense
  Interest on deposits                           2,119,091            1,618,078
  Interest on borrowings                           544,190              323,418
                                              -------------   ------------------
    Total interest expense                       2,663,281            1,941,496
                                              -------------   ------------------

Net Interest Income                              4,380,416            3,781,885
  Provision for loan losses                        450,000              328,000
                                              -------------   ------------------
Net interest income after provision
  for loan losses                                3,930,416            3,453,885

Noninterest Income
  Service charges                                  789,607              651,992
  Brokerage fees and commissions                 1,480,088              100,100
  Other noninterest income                         140,537              225,654
                                              -------------   ------------------
    Total noninterest income                     2,410,232              977,746
                                              -------------   ------------------

Noninterest Expense
  Salaries and employee benefits                 2,461,322            1,361,025
  Premises and Equipment                           573,239              365,529
  Other noninterest expense                      1,279,230              810,676
                                              -------------   ------------------
  Total noninterest expense                      4,313,791            2,537,230
                                              -------------   ------------------

Income before income taxes                       2,026,857            1,894,401
  Provision for income taxes                       714,509              691,456
                                              -------------   ------------------
Net Income                                      $1,312,348          $ 1,202,945
                                              =============   ==================

Earnings Per Share
  Basic                                             $ 0.17               $ 0.16
  Diluted                                           $ 0.17               $ 0.15


See accompanying notes to condensed consolidated financial statements

                          UMPQUA HOLDINGS CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                   Three months ended March 31,
                                                        2000           1999
                                                    -----------    -----------

Net income                                          $ 1,312,348    $ 1,202,945
                                                    -----------    -----------

  Unrealized losses arising during the period on
    investment securities available for sale           (118,478)      (804,012)

  Income tax benefit related to unrealized losses
    on investment securities                            (45,443)      (274,048)
                                                    -----------    -----------

  Net unrealized losses on investment
    securities available for sale                       (73,035)      (529,964)
                                                    -----------    -----------
Comprehensive Income                                $ 1,239,313    $   672,981
                                                    ===========    ===========


See accompanying notes to condensed consolidated financial statements

                          UMPQUA HOLDINGS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                           March 31,     December 31,
                                                             2000           1999
                                                          ------------   ------------
ASSETS
  Cash and due from banks                                $ 27,429,974   $ 30,058,897
  Interest bearing deposits in other banks                 15,591,303     15,630,197
                                                         ------------   ------------
    Total Cash and Cash Equivalents                        43,021,277     45,689,094

  Trading account assets                                      653,319        474,782

  Investment securities available for sale                 75,714,637     76,868,536
  Mortgage loans held for sale                              1,185,480              -
  Loans receivable                                        259,623,756    248,533,933
    Less: Allowance for loan losses                        (3,777,133)    (3,469,350)
                                                         ------------   ------------
    Loans, net                                            255,846,623    245,064,583
  Federal Home Loan Bank stock at cost                      2,384,100      2,346,200
  Premises and equipment, net of depreciation               9,615,792      9,419,744
  Interest receivable                                       2,703,163      1,141,308
  Other assets                                              4,650,303      5,732,469
                                                         ------------   ------------
Total Assets                                             $395,774,694   $386,736,716
                                                         ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
    Noninterest bearing                                  $ 62,671,133   $ 59,709,104
    Savings and interest-bearing checking                 149,436,900    151,199,156
    Time deposits                                          99,355,975     90,765,095
                                                         ------------   ------------
      Total Deposits                                      311,464,008    301,673,355

  Term debt to Federal Home Loan Bank                      44,148,000     46,158,000
  Accrued interest payable                                    523,313        543,424
  Other liabilities                                         1,989,210      1,645,715
                                                         ------------   ------------
      Total Liabilities                                   358,124,531    350,020,494
                                                         ------------   ------------

Commitments and contingencies

SHAREHOLDERS' EQUITY
  Common stock                                             25,778,259     25,778,259
  Retained earnings                                        13,715,344     12,708,368
  Cumulative other comprehensive income                    (1,843,440)    (1,770,405)
                                                         ------------   ------------
      Total Shareholders' Equity                           37,650,163     36,716,222
                                                         ------------   ------------
Total Liabilities and Shareholders' Equity               $395,774,694   $386,736,716
                                                         ============   ============


See accompanying notes to condensed consolidated financial statements

                          UMPQUA HOLDINGS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
                                  (UNAUDITED)


                                                                Three months ended March 31,
                                                                    2000          1999
                                                                ------------- -------------
Cash flows from operating activities:
    Net income                                                   $ 1,312,348   $ 1,202,945
    Adjustments to reconcile net income to net cash provided by operating activities:
        Federal Home Loan Bank stock dividends                       (37,900)      (37,200)
        Net increase in trading account assets                      (178,537)            -
        Amortization of investment premiums, net                      39,926        48,646
        Origination of loans held for sale                        (2,852,430)   (4,354,450)
        Proceeds from sales of loans held for sale                 1,677,418     5,527,690
        Provision for loan losses                                    450,000       328,000
        Gain on sales of loans                                       (10,468)      (69,929)
        Depreciation of premises and equipment                       173,189       164,855
        Net increase in other assets                                (434,246)     (355,557)
        Net increase in other liabilities                            323,384       275,795
                                                                 -----------   -----------
             Net cash provided by operating activities               462,684     2,730,795
                                                                 -----------   -----------

Cash flows from investing activities:
    Purchases of investment securities                                     -    (5,114,945)
    Maturities of investment securities                                    -     4,518,056
    Principal repayments received on mortgage-backed
        and related securities                                       995,495     2,925,532
    Net  loan originations                                       (12,235,930)  (15,057,141)
    Purchase of loans                                                 (5,362)     (763,380)
    Proceeds from sales of loans                                   1,009,252     1,275,864
    Purchases of premises and equipment                             (369,237)     (441,318)
                                                                 -----------   -----------
            Net cash used in investing activities                (10,605,782)  (12,657,332)
                                                                 -----------   -----------

Cash flows from financing activities:
    Net increase (decrease) in deposit liabilities                 9,790,653    (2,170,036)
    Dividends paid on common stock                                  (305,372)     (306,702)
    Repurchase of common stock                                             -      (303,113)
    Proceeds from stock options exercised                                  -        91,316
    Repayments of Federal Home Loan Bank borrowings               (2,010,000)      (10,000)
                                                                 -----------   -----------
            Net cash provided by (used in) financing activities    7,475,281    (2,698,535)
                                                                 -----------   -----------

Net decrease in cash and cash equivalents                         (2,667,817)  (12,625,072)

Cash and cash equivalents, beginning of period                    45,689,094    36,967,543
                                                                 -----------   -----------

Cash and cash equivalents, end of period                         $43,021,277   $24,342,471
                                                                 ===========   ===========

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
        Interest                                                 $ 2,683,392   $ 1,751,126
        Income taxes                                             $         -   $         -


See accompanying notes to condensed consolidated financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Basis of financial statement preparation

     The accompanying condensed consolidated financial statements have been prepared by the Company without audit and in conformity with generally accepted accounting principles for interim financial information. Accordingly, certain financial information and footnotes have been omitted or condensed. The condensed consolidated financial statements include the accounts of Umpqua Holdings Corporation (the Company), South Umpqua Bank (the Bank) and Strand, Atkinson, Williams & York, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements include all necessary adjustments (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's 1999 annual report to shareholders. The results of operations for the 2000 interim period shown in this report is not necessarily indicative of the results for any future interim period or the entire fiscal year.

     (b)  Earnings per share

     Basic and diluted earnings per share are based on the weighted average number of common shares outstanding during each period, with diluted including the effect of potentially dilutive common shares. The weighted average number of common shares outstanding for basic earnings per share computations were 7,609,727 and 7,666,949 for the three months ended March 31, 2000 and 1999 respectively. For diluted earnings per share 123,295 and 143,606 were added to weighted average shares outstanding for the three months ended March 31, 2000 and 1999 respectively, representing potential dilution for stock options outstanding, calculated using the treasury stock method.

     Options to purchase 296,600 shares of common stock for prices ranging from $8.625 to $12.00 per share were outstanding during the quarter ended March 31, 2000 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during the period.

(2)  SEGMENT INFORMATION

     For purposes of measuring and reporting the financial results, the Company is divided into two business segments; Community Banking and Retail Brokerage Services. The Community Banking segment consists of the operations conducted by the Company's subsidiary South Umpqua Bank. The Bank provides a full array of credit and deposit products to meet the banking needs of its market area and targeted customers. At March 31, 2000, the Bank had 13 full service stores. The Retail Brokerage Service segment consists of the operations of the Company's subsidiary Strand, Atkinson, Williams & York, Inc. which was acquired in December 1999. Strand, Atkinson, Williams & York, Inc. provides a full range of retail brokerage services to its clients through its two principal offices in Portland and Medford, Oregon as well as sales counters at most of the

     Bank's stores. At March 31, 2000, Strand, Atkinson, Williams & York, Inc. had 16 full time brokers. The following table presents summary income statements and a reconciliation to the Company's consolidated totals for the three months ended March 31, 2000.



($ in thousands)                        Community    Retail Brokerage
                                         Banking         Services      Administration  Eliminations   Consolidated
                                     -------------------------------------------------------------------------------
Interest Income                              $ 7,037               $ 6             $ -           $ -        $ 7,043
Interest Expense                               2,663                 -               -             -          2,663
                                     -------------------------------------------------------------------------------
  Net Interest Income                          4,374                 6               -             -          4,380
Provision for Loan Losses                        450                 -               -             -            450
Noninterest Income                               960             1,465               -           (15)         2,410
Noninterest Expense                            3,123             1,186              19           (15)         4,313
                                     -------------------------------------------------------------------------------
  Income (loss) before Taxes                   1,761               285             (19)            -          2,027
Income Tax Expense (Benefit)                     612               110              (7)            -            715
                                     -------------------------------------------------------------------------------
Net Income (loss)                            $ 1,149             $ 175           $ (12)          $ -        $ 1,312
                                     ===============================================================================


Total assets by segment have not changed materially since December 31, 1999.

(2)  IMPAIRED LOANS

     The Company had loans totaling $770,000 and $1,051,700 at March 31, 2000 and December 31, 1999, respectively, that were considered impaired. At March 31, 2000 and December 31, 1999 the allowance for loan losses allocated to impaired loans was $540,000. The average investment in impaired loans was $1,039,000 for the quarter ended March 31, 2000. All payments received on the loans were applied to principal and consequently no income was recognized during the quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion contains a review of Umpqua Holdings Corporation's (Company) financial condition at March 31, 2000 and the operating results for the three months then ended. When warranted, comparisons are made to the same period in 1999 and to December 31, 1999. This discussion should be read in conjunction with the financial statements (unaudited) contained elsewhere in this report. All numbers, except per share data, are expressed in thousands of dollars.

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

HIGHLIGHTS

The Company earned $1,312 during the first quarter of 2000, an increase of 9.1% over first quarter 1999 earnings of $1,203. Diluted earnings per share for the first quarters of 2000 and 1999 were $0.17 and $0.15, respectively. At March 31, 2000 total assets were $395,775, up slightly from December 31, 1999 total assets of $386,737. Comparing the first quarter of 2000 to the same period in 1999, return on average equity improved from 13.3% in 1999 to 14.2% in 2000.

Additionally, the Company opened its first store in Salem, Oregon and due to its success announced plans for a second store in the Salem area. The Company was also granted approval by the Federal Reserve Board to become a financial holding company on March 13, 2000.

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

Net interest income on a tax-equivalent basis for the first quarter 2000 was $4,492, an increase of 16.5% over net interest income of $3,856 in the first quarter of 1999 (see table 1). The primary reason for the improvement was an increase in average volume of earning assets.

The overall earning asset yield for the first quarter of 2000 was 8.42%, up 0.27% from the comparable prior year period. Average loans during the first quarter of 2000 were $253,962, a 31.7% increase over the first quarter of 1999. Average investment securities decreased $6,719 in the first quarter of 2000 compared with the same period in 1999 due to principal payments on mortgage backed securities and maturities.

The cost of interest bearing liabilities during the first quarter 2000 was 3.85%, up 0.33% from the first quarter of 1999. The increase was due to increased rates paid on time deposits and term debt as well as a shift in the mix of interest bearing deposits to more expensive sources of funds. Interest bearing checking and savings accounts, traditionally the least expensive source of funds for the Company, decreased to 51.2% of total interest bearing liabilities for the first quarter of 2000 compared with 56.6% in the first quarter of 1999. Interest bearing liabilities comprised 81.5% of the earning asset base during the first quarter of 2000 compared to 77.5% during the first quarter of 1999.

Table 1

     AVERAGE BALANCES AND AVERAGE RATES EARNED AND PAID The following table shows average balances and interest income or interest expense, with the resulting average yield or rates by category of average earning asset or interest-bearing liability:


                                 Three Months ended          Three Months ended
                                   March 31, 2000             March 31, 1999        INCREASE (DECREASE)
                              AVERAGE  INCOME/            AVERAGE  INCOME/           DUE TO CHANGE IN     NET
                              BALANCE  EXPENSE   RATE     BALANCE  EXPENSE  RATE     VOLUME     RATE     CHANGE

(in thousands)
INTEREST-EARNING ASSETS:
Loans (1)(2)                  $253,962 $ 5,735    9.08%   $192,792 $ 4,348  9.15%     $ 1,391      $ (4) $ 1,387
Loans held for sale                213       7   13.22%        632      18 11.55%         (12)        1      (11)
Trading Account Assets             527       9    6.87%          -       -  0.00%           0         9        9
Investment securities
   Taxable securities           56,972     926    6.50%     69,877   1,072  6.14%        (198)       52     (146)
   Nontaxable securities (1)    21,319     357    6.70%     15,133     247  6.53%         101         9      110
Temporary investments            8,764     121    5.55%     10,057     113  4.56%         (15)       23        8
                              ----------------            ----------------            --------------------------
Total interest earning assets  341,757   7,155    8.42%    288,491   5,798  8.15%       1,267        90    1,357
Cash and due from banks         16,456                      16,456
Allowance for loan losses       (2,729)                     (2,729)
Other assets                    10,171                      10,171
                              ---------                   ---------
   Total assets               $365,655                    $312,389
                              =========                   =========

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and
   savings accounts           $142,606     862    2.43%   $126,622     775  2.48%          99       (12)      87
Time deposits                   96,818   1,257    5.22%     71,507     844  4.79%         301       112      413
Term debt                       39,074     544    5.60%     25,425     323  5.15%         175        46      221
                              ----------------            ----------------            --------------------------
   Total interest-bearing
        liabilities            278,498   2,663    3.85%    223,554   1,942  3.52%         575       146      721
                                                                                      --------------------------
Non interest bearing deposits   50,300                      50,300
Other liabilities                1,840                       1,840
                              ---------                   ---------
   Total liabilities           330,638                     275,694
Shareholders' equity            36,695                      36,695
                              ---------                   ---------
   Total liabilities and
    shareholders' equity      $367,333                    $312,389
                              =========                   =========

NET INTEREST INCOME (1)                $ 4,492                     $ 3,856              $ 692     $ (56)   $ 636
                                       ========                    ========           ==========================
NET INTEREST SPREAD                               4.57%                     4.63%

AVERAGE YIELD ON EARNING                          8.42%                     8.15%
   ASSETS (1),(2)
INTEREST EXPENSE TO                               3.13%                     2.73%
   EARNING ASSETS
                                               ---------                   -------
NET INTEREST INCOME TO                            5.29%                     5.42%
                                               =========                   =======


(1) Tax exempt income has been adjusted to a tax equivalent basis at a 34% effective rate. The amount of such adjustment was an addition to recorded income of $112 and $74 for the three months ended March 31, 2000 and 1999, respectively.

(2)  Non-accrual loans are included in average balance.


Provision for Loan Losses

The provision for loan losses is management's estimate of the amount necessary to maintain an allowance for loan losses that is considered adequate based on the risk of future losses in the loan portfolio (see additional discussion under Allowance for Loan Losses). The provision for loan losses for the first quarter of 2000 was $450 compared with $328 during the first quarter of 1999. Net charge-offs were $147 for the three months ended March 31, 2000 compared with net charge-offs of $80 for the same period in 1999. Nonperforming assets decreased from $1,604 at December 31, 1999 to $1,398 at March 31, 2000. The decrease in nonperforming assets was primarily attributable to principal payments received on nonaccrual loans. The allowance for loan losses totaled $3,777, or 1.45% of total loans, at March 31, 2000 compared with $3,469, or 1.40% of total loans at December 31, 1999.


Noninterest Income

Noninterest income increased $1,432 from $978 to $2,410 during the first quarter of 2000 compared with the same period in 1999. This increase was primarily attributable to the revenues generated by the Company's brokerage subsidiary Strand, Atkinson, Williams & York, Inc.(see additional discussion under business segments). Brokerage fees and commissions were $1,480 in the first quarter of 2000 compared with $100 in the first quarter of 1999. Service charges increased $138 compared with the first quarter of 1999 to $790 in the first quarter of 2000. This increase was primarily attributable to increased service charges on deposit accounts and increased ATM fees due to expansion of the Company's ATM network. Other income decreased $85 due primarily to decreases in servicing release premiums on mortgages sold.


Noninterest Expense

Noninterest expense for the first quarter of 2000 was $4,314, an increase of $1,777 over the first quarter of 1999. The primary reason for the increase was expenses generated by the Company's brokerage subsidiary Strand, Atkinson, Williams & York, Inc. (see additional discussion under business segments). The following table details noninterest expenses by company:




NONINTEREST EXPENSE DETAIL                                       For the quarter ended March 31, 2000

                                  Community           Retail Brokerage
                                  Banking                 Services        Administration  Eliminations  Consolidated
                                  -----------------------------------------------------------------------------------
Salaries and employee benefits               $ 1,582               $ 879              $ -           $ -      $ 2,461
Premises and Equipment                           541                  32                -             -          573
Other noninterest expense                      1,002                 270               19           (11)       1,280
                                  -----------------------------------------------------------------------------------
  Total noninterest expense                  $ 3,125             $ 1,181             $ 19         $ (11)     $ 4,314
                                  ===================================================================================

                                                                 For the quarter ended March 31, 1999

                                  Community           Retail Brokerage
                                  Banking                 Services        Administration  Eliminations  Consolidated
                                  -----------------------------------------------------------------------------------
Salaries and employee benefits               $ 1,361                 $ -              $ -           $ -      $ 1,361
Premises and Equipment                           366                   -                -             -          366
Other noninterest expense                        811                   -                -             -          811
                                  -----------------------------------------------------------------------------------
  Total noninterest expense                  $ 2,538                 $ -              $ -           $ -      $ 2,538
                                  ===================================================================================

The increase in salaries and benefits at the Bank was due to expansion of the lending staff and related support areas as well as employee costs related to the Portland store which opened in July 1999 and the Salem store which opened in January 2000. Occupancy and equipment costs were up at the Bank due primarily to expenses associated with the new Portland and Salem stores and expansion of the Bank's ATM network. Other expense at the Bank was up $191 due to increased supplies, communications and marketing expenses associated with expansion into new markets and new account growth.

Income taxes

The effective tax rate for the Company decreased to 35.3% during the first quarter of 2000 from 36.5% during the first quarter of 1999. The decrease was due to increased tax-exempt municipal interest income during the first quarter of 2000 compared with the same period in the prior year.

Financial Condition

Significant changes in the Company's financial position from December 31, 1999 to March 31, 2000 are as follows:

Loans

Loans have increased $11.1 million since December 31, 1999 to $259.6 million at March 31, 2000. This increase was primarily due to increases in commercial real estate loans outstanding which have increased $9.8 million during the period. Loans outstanding at March 31, 2000 and December 31, 1999 were as follows:

LOAN DETAIL

                                    March 31, 2000    December 31, 1999
                                  ---------------------------------------
Commercial & Industrial                      $56,515             $60,137
Real Estate:
  Construction                                33,633              29,962
  Residential Mortgage                        24,398              23,099
  Commercial Real Estate                     114,595             104,823
Individuals                                   30,287              30,309
Other                                            196                 204
                                  ---------------------------------------
Total Loans                                 $259,624            $248,534
                                  =======================================


The Company had no off balance sheet derivative financial instruments as of March 31, 2000 or December 31, 1999.

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

Activity in the allowance for loan losses was as follows for the three month period ending March 31, 2000:

ALLOWANCE ACTIVITY

                                  Three months ended
                                    March 31, 2000
                                  -------------------
Beginning Balance                            $ 3,469
  Provision for Loan Losses                      450
    Charge-offs                                 (157)
    Recoveries                                    15
                                  -------------------
  Net charge-offs/recoveries                    (142)
                                  -------------------
Ending Balance                               $ 3,777
                                  ===================


Liquidity

Liquidity enables the Company to meet the borrowing needs of its customers and withdrawals of its depositors. The Company meets its liquidity needs through the maintenance of cash resources, lines of credit with other financial institutions, maturities and sales of investments securities available for sale, and a stable base of core deposits. Having a stable and diversified deposit base is a significant factor in the Company's long-term liquidity structure. At March 31, 2000 that Company had a total funding line with the Federal Home Loan Bank of $96.1 million of which $44.1 million was outstanding. The Company also had available lines of $18.4 million from other financial institutions.

At March 31, 2000 the Company had approximately $55 million in outstanding commitments to extend credit. The Company anticipates that a portion of these commitments will expire or terminate without funding and that the Company has sufficient available resources to fund these commitments in the normal course of business.

Capital Resources

Total shareholders' equity increased $1.0 million to $37.7 million at March 31, 2000. The increase was the result of earnings of $1.3 million, offset by dividends paid of $0.3 million. At March 31, the Company's Tier 1 and total risk-based capital ratios were approximately 13.7% and 15.0%. The Federal Reserve Board's minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8% respectively.


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

The Company uses an asset/liability model to measure and monitor interest rate risk. The model projects net interest income for the upcoming twelve months in various interest rate scenarios. The model the Company uses includes assumptions regarding prepayments of assets and early withdrawals of liabilities, the level and mix of interest earning assets and interest bearing liabilities, the level and responsiveness of interest rates on deposit products without stated maturities and the level of nonperforming assets. These assumptions are based on management's judgement and future expected pricing behavior. Actual results could vary significantly from the results derived from the model. The Company's interest rate risk has not changed materially since December 31, 1999. The Company also has increased its emphasis on noninterest sources of revenue in order to further stabilize future earnings.

Part II: OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are being filed herewith and this list constitutes the exhibit index.

     Exhibit 27 Financial Data Schedule

(b) There were no current reports on Form 8-K filed by the registrant during the quarter ended March 31, 2000

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


UMPQUA HOLDINGS CORPORATION
(Registrant)
                                        /s/  Raymond P. Davis
Dated: May __, 2000                     --------------------------------------
                                        Raymond P. Davis
                                        President and Chief Executive Officer


                                        /s/  Daniel A. Sullivan
Dated: May __, 2000                     --------------------------------------
                                        Daniel A. Sullivan
                                        Senior Vice President and
                                        Chief Financial Officer