Form 10-Q
period 2000-06-30
UMPQUA HOLDINGS CORP
filed 2000-08-14
CIK 1077771

As Filed with the Securities and Exchange Commission on August 14, 2000


                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: June 30, 2000

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to
     _____________.


Commission File Number: 000-25597


                         Umpqua Holdings Corporation
            ------------------------------------------------------
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

      __X__  Yes  _____ No


Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:


Common stock, no par value, outstanding as of  July 31, 2000:     7,625,627

                          UMPQUA HOLDINGS CORPORATION
                                   FORM 10-Q
                               QUARTERLY REPORT
                               TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION                                         PAGE

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets:
        June 30, 2000 and December 31, 1999                             3

        Condensed Consolidated Statements of Income:
        Three and six months ended June 30, 2000 and 1999               4

        Condensed Consolidated Statements of Comprehensive Income:
        Three and six months ended June 30,  2000 and 1999              5

        Condensed Consolidated Statements of Cash Flows:
        Six months ended June 30, 2000 and 1999                         6

        Notes to Condensed Consolidated Financial Statements          7-8


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                          8-15

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk                                                 15-16


PART II     OTHER INFORMATION

Item 1. Legal Proceedings                                            none

Item 2. Changes in Securities                                        none

Item 3. Defaults Upon Senior Securities                              none

Item 4. Submission of Matters to a Vote of Security Holders            16

Item 5. Other Information                                            none

Item 6. Exhibits and Reports on Form 8-K                               16


SIGNATURES                                                             17

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

UMPQUA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


                                                           June 30,      December 31,
                                                             2000           1999
                                                          ------------   ------------
ASSETS
  Cash and due from banks                                 $ 27,065,839   $ 30,058,897
  Interest bearing deposits in other banks                 31,127,364     15,630,197
                                                          ------------   ------------
    Total Cash and Cash Equivalents                        58,193,203     45,689,094

Trading account assets                                      1,065,608        474,782

  Investment securities available for sale                 71,578,854     76,868,536
  Mortgage loans held for sale                              3,916,403              -
  Loans receivable                                        261,096,726    248,533,933
    Less: Allowance for loan losses                        (3,769,593)    (3,469,350)
                                                          ------------   ------------
    Loans, net                                            257,327,133    245,064,583
  Federal Home Loan Bank stock at cost                      2,422,600      2,346,200
  Property and equipment, net of depreciation               9,549,886      9,419,744
  Interest receivable                                       1,139,420      1,141,308
  Other assets                                              5,884,409      5,732,469
                                                          ------------   ------------
Total Assets                                              $411,077,516   $386,736,716
                                                          ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
    Noninterest bearing                                   $ 69,081,882   $ 59,709,104
    Savings and interest-bearing checking                 154,271,936    151,199,156
    Time deposits                                         121,246,775     90,765,095
                                                          ------------   ------------
      Total Deposits                                      344,600,593    301,673,355

  Securities sold under agreements to repurchase              625,271              -
  Term debt to Federal Home Loan Bank                      24,638,000     46,158,000
  Accrued interest payable                                    604,200        543,424
  Other liabilities                                         1,729,072      1,645,715
                                                          ------------   ------------
      Total Liabilities                                   372,197,136    350,020,494
                                                          ------------   ------------

Commitments and contingencies

SHAREHOLDERS' EQUITY
  Common stock                                             25,823,869     25,778,259
  Retained earnings                                        14,797,825     12,708,368
  Accumulated other comprehensive loss                     (1,741,314)    (1,770,405)
                                                          ------------   ------------
      Total Shareholders' Equity                           38,880,380     36,716,222
                                                          ------------   ------------
Total Liabilities and Shareholders' Equity                $411,077,516   $386,736,716
                                                          ============   ============

See accompanying notes to condensed consolidated financial statements.

UMPQUA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                               Three months ended June 30,       Six months ended June 30,
                                                  2000            1999             2000              1999
                                               ------------   -------------    -------------     -------------
Interest Income
  Interest and fees on loans                    $6,101,146      $4,580,956     $ 11,842,406        $8,946,613
  Interest on investment securities
     available for sale                          1,126,819       1,233,480        2,302,290         2,478,360
  Interest bearing deposits with other banks       180,221         127,005          313,830           239,849
                                               ----------------------------    -------------------------------
    Total interest income                        7,408,186       5,941,441       14,458,526        11,664,822
                                               ----------------------------    -------------------------------

Interest Expense
  Interest on deposits                           2,387,047       1,710,848        4,506,138         3,328,926
  Interest on borrowings and repurchase
     agreements                                    373,342         324,794          917,533           648,212
                                               ----------------------------    -------------------------------
    Total interest expense                       2,760,389       2,035,642        5,423,671         3,977,138
                                               ----------------------------    -------------------------------

Net Interest Income                              4,647,797       3,905,799        9,034,855         7,687,684
  Provision for loan losses                        584,500         327,000        1,034,500           655,000
                                               ----------------------------    -------------------------------
Net interest income after provision for
  loan losses                                    4,063,297       3,578,799        8,000,355         7,032,684

Noninterest Income
  Service charges                                  801,614         744,211        1,591,220         1,396,203
  Commissions                                    1,260,204          90,137        2,740,293           190,237
  Other noninterest income                         237,556         123,768          371,451           349,422
                                               ----------------------------    -------------------------------
    Total noninterest income                     2,299,374         958,116        4,702,964         1,935,862
                                               ----------------------------    -------------------------------

Noninterest Expense
  Salaries and employee benefits                 2,354,346       1,251,121        4,815,668         2,612,146
  Premises and Equipment                           566,387         434,112        1,139,623           799,641
  Other noninterest expense                      1,274,687       1,027,911        2,553,920         1,838,587
                                               ----------------------------    -------------------------------
  Total noninterest expense                      4,195,420       2,713,144        8,509,211         5,250,374
                                               ----------------------------    -------------------------------

Income before income taxes                       2,167,251       1,823,771        4,194,108         3,718,172
  Provision for income taxes                       780,492         650,682        1,495,000         1,342,138
                                               ----------------------------    -------------------------------
Net Income                                      $1,386,759      $1,173,089      $ 2,699,108        $2,376,034
                                               ============================    ===============================

Earnings Per Share
  Basic                                             $ 0.18          $ 0.15           $ 0.35            $ 0.31
  Diluted                                           $ 0.18          $ 0.15           $ 0.35            $ 0.30



See accompanying notes to condensed consolidated financial statements.

UMPQUA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

                                                                 Three months ended June 30,             Six months ended June 30,
                                                                   2000               1999                  2000             1999
                                                                ------------------------------        ------------------------------
Net income                                                      $ 1,386,759        $ 1,173,089        $ 2,699,108        $ 2,376,034
                                                                -----------        -----------        -----------        -----------

Unrealized gains (losses) arising during
  the period on investment securities
  available for sale                                             (1,932,792)        (2,736,804)
                                                                                                          165,670             47,192
                                                                -----------        -----------        -----------        -----------

Income tax expense (benefit) related to
  unrealized gains (losses) on investment
  securities available for sale                                  (1,015,389)
                                                                                        63,544           (741,341)            18,101
                                                                -----------        -----------        -----------        -----------

Net unrealized gains (losses) on investment
  securities available for sale                                  (1,191,451)        (1,721,415)
                                                                                                          102,126             29,091
                                                                -----------        -----------        -----------        -----------
Comprehensive Income (Loss)                                     $ 1,488,885        $   (18,362)       $ 2,728,199        $   654,619
                                                                ===========        ===========        ===========        ===========



See accompanying notes to condensed consolidated financial statements.

UMPQUA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
(UNAUDITED)

                                                                                              Six months ended June 30,
                                                                                               2000                 1999
                                                                                       ---------------------  ------------------
Cash flows from operating activities:
    Net income                                                                                  $ 2,699,108         $ 2,376,034
    Adjustments to reconcile net income to net cash provided (used) by operating activities:
        Federal Home Loan Bank stock dividends                                                      (76,400)            (73,100)
        Net increase in trading account assets                                                     (590,826)                  -
        Amortization of investment premiums, net                                                     75,230              91,447
        Origination of loans held for sale                                                       (9,913,409)         (9,045,400)
        Proceeds from sales of loans held for sale                                                6,043,139           9,878,969
        Amortization of intangibles                                                                 112,130                   -
        Provision for loan losses                                                                 1,034,500             655,000
        Gain on sales of loans                                                                     (133,436)           (122,085)
        Depreciation of premises and equipment                                                      469,931             341,548
        Net increase in other assets                                                               (280,283)            (95,925)
        Net increase (decrease) in other liabilities                                                189,761            (398,124)
                                                                                       ---------------------  ------------------
                    Net cash provided (used) by operating activities                               (370,555)          3,608,364
                                                                                       ---------------------  ------------------

Cash flows from investing activities:
    Purchases of investment securities                                                                    -         (11,442,038)
    Maturities of investment securities                                                           3,196,473           4,774,244
    Principal repayments received on mortgage-backed and related securities                       2,065,171           5,111,235
    Net  loan originations                                                                      (22,684,208)        (22,676,669)
    Purchase of loans                                                                                (5,362)         (1,001,927)
    Proceeds from sales of loans                                                                  9,479,823           1,275,864
    Purchases of premises and equipment                                                            (600,073)         (1,268,803)
                                                                                       ---------------------  ------------------
                    Net cash used in investing activities                                        (8,548,176)        (25,228,094)
                                                                                       ---------------------  ------------------

Cash flows from financing activities:
    Net increase in deposit liabilities                                                          42,927,238          15,314,504
    Net increase in securities sold under agreements to repurchase                                  625,271                   -
    Dividends paid on common stock                                                                 (609,651)           (611,741)
    Repurchase of common stock                                                                      (67,408)           (689,210)
    Proceeds from stock options exercised                                                            67,390             105,011
    Repayments of Federal Home Loan Bank borrowings                                             (21,520,000)            (20,000)
                                                                                       ---------------------  ------------------
                    Net cash provided by financing activities                                    21,422,840          14,098,564
                                                                                       ---------------------  ------------------

Net increase (decrease) in cash and cash equivalents                                             12,504,109          (7,521,166)

Cash and cash equivalents, beginning of period                                                   45,689,094          36,967,543
                                                                                       ---------------------  ------------------

Cash and cash equivalents, end of period                                                       $ 58,193,203        $ 29,446,377
                                                                                       =====================  ==================

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest                                                                                $ 5,362,895         $ 3,952,019
        Income taxes                                                                            $ 1,540,000         $ 1,410,000


See accompanying notes to condensed consolidated financial statements

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of financial statement preparation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit and in conformity with generally accepted accounting principles for interim financial information. Accordingly, certain financial information and footnotes have been omitted or condensed. The condensed consolidated financial statements include the accounts of Umpqua Holdings Corporation (the Company), South Umpqua Bank (the Bank) and Strand, Atkinson, Williams & York, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements include all necessary adjustments (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's 1999 annual report to shareholders. The results of operations for the 2000 interim period shown in this report are not necessarily indicative of the results for any future interim period or the entire fiscal year.

(b)  Earnings per share

Basic and diluted earnings per share are based on the weighted average number of common shares outstanding during each period, with diluted including the effect of potentially dilutive common shares. The weighted average number of common shares outstanding for basic earnings per share computations were 7,625,132 and 7,637,527 for the three months ended June 30, 2000 and 1999, respectively. For diluted earnings per share 108,762 and 134,414 were added to weighted average shares outstanding for the three months ended June 30, 2000 and 1999, respectively, representing potential dilution for stock options outstanding, calculated using the treasury stock method. The weighted average number of common shares outstanding for basic earnings per share computations were 7,617,430 and 7,652,156 for the six months ended June 30, 2000 and 1999, respectively. For diluted earnings per share 114,462 and 136,148 were added to weighted average shares outstanding for the six months ended June 30, 2000 and 1999, respectively, representing potential dilution for stock options outstanding

Options to purchase 340,374 shares of common stock for prices ranging from $8.375 to $12.00 per share were outstanding during the quarter ended June 30, 2000 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during the period.

(2)  SEGMENT INFORMATION

For purposes of measuring and reporting the financial results, the Company is divided into two business segments; Community Banking and Retail Brokerage Services. The Community Banking segment consists of the operations conducted by the Company's subsidiary South Umpqua Bank. The Bank provides a full array of credit and deposit products to meet the banking needs of its market area and targeted customers. At June 30, 2000, the Bank had 13 full service stores. The Retail Brokerage Service segment consists of the operations of the Company's subsidiary Strand, Atkinson, Williams & York, Inc. which was acquired in December 1999. Strand, Atkinson, Williams & York, Inc. provides a full range of retail brokerage services to its clients through its two principal offices in Portland and Medford, Oregon as well as sales counters at most of the Bank's stores. At June 30, 2000, Strand, Atkinson, Williams & York, Inc. had 17 full time brokers. The following table presents summary income statements and a reconciliation to the Company's consolidated totals for the six months ended June 30, 2000.



($ in thousands)                        Community    Retail Brokerage
                                         Banking         Services      Administration  Eliminations   Consolidated
                                     -------------------------------------------------------------------------------
Interest Income                             $ 14,427              $ 31             $ -           $ -       $ 14,458
Interest Expense                               5,424                 -               -             -          5,424
                                     -------------------------------------------------------------------------------
  Net Interest Income                          9,003                31               -             -          9,034
Provision for Loan Losses                      1,034                 -               -             -          1,034
Noninterest Income                             2,026             2,724               -           (47)         4,703
Noninterest Expense                            6,155             2,319              82           (47)         8,509
                                     -------------------------------------------------------------------------------
  Income (Loss) before Taxes                   3,840               436             (82)            -          4,194
Income Tax Expense (Benefit)                   1,342               182             (29)            -          1,495
                                     -------------------------------------------------------------------------------
                                     -------------------------------------------------------------------------------
Net Income (Loss)                            $ 2,498             $ 254           $ (53)          $ -        $ 2,699
                                     ===============================================================================


Total assets by segment have not changed materially since December 31, 1999.

(2)  IMPAIRED LOANS

The Company had loans totaling $1,389,000 and $1,052,000 at June 30, 2000 and December 31, 1999, respectively, that were considered impaired. At June 30, 2000 the allowance for loan losses dedicated to impaired loans was $450,000 and at December 31, 1999 the allowance for loan losses allocated to impaired loans was $540,000. The average investment in impaired loans was $1,998,000 for the six months ended June 30, 2000. All payments received on the loans were applied to principal and consequently no income has been recognized during the six months ended June 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of Umpqua Holdings Corporation's (Company) financial condition at June 30, 2000 and the operating results for the three months then ended. When warranted, comparisons are made to the same period in 1999 and to December 31, 1999. This discussion should be read in conjunction with the financial statements (unaudited) contained elsewhere in this report. All numbers, except per share data, are expressed in thousands of dollars.

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

Financial Highlights

The Company earned $1,387 for the quarter ended June 30, 2000, an 18.2% improvement over the same period in the previous year. Diluted earnings per share also improved to $0.18 for the second quarter of 2000 compared with $0.15 for the comparable in 1999. Return on equity was 14.7% and return on assets was 1.44% for the quarter ended June 30, 2000.

For the six months ended June 30, 2000 the Company earned $2,699 compared with $2,376 for the comparable period in 1999, a 13.6% increase. Diluted earnings per share were $0.35 for the first six months of 2000, up from $0.30 during the same period in 1999. Return on equity was 14.4% and return on assets was 1.42% for the six months ended June 30, 2000 compared with a return on equity of 13.26% and a return on assets of 1.50% for the same period in 1999.

Loans and deposits grew to record highs at June 30, 2000. Loans have increased from $248.5 million at December 31, 1999 to $261.1 million at June 30, 2000. Deposits have increased $42.9 million, or 14.2% since December 31, 1999 to $344.6 million at June 30, 2000.

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

Taxable equivalent net interest income for second quarter of 2000 was $4,762 compared with $4,008 for the second quarter of 1999, a $754 increase (See Table 1). The increase was due almost entirely to increases in the volume of earning assets. The yield on average earning assets improved to 8.53% during the period compared with 8.09% in 1999, reflecting the increased yield on the Company's loan portfolio and a shift in the mix of earning assets. The yield on the Company's loan portfolio increased to 9.16% during the second quarter of 2000 compared with 8.96% during the same period in 1999. The increase was primarily due to repricing of the Company's variable rate loans. Additionally, there was a shift in the mix of earning assets towards loans and out of investments securities. Loans generally earn a higher rate of interest than investment securities. In 1999 the ratio of loans to total earning assets was 68% compared with 75% in 2000. The cost of interest bearing liabilities increased to 3.90% during the period compared with 3.48% in 1999 due primarily to higher rates paid on time deposits. The net interest margin improved to 5.40% for the second quarter of 2000 compared with 5.36% in for the same period in 1999.

Table 1

AVERAGE BALANCES AND AVERAGE RATES EARNED AND PAID The following table shows average balances and interest income or interest expense, with the resulting average yield or rates by category of average earning asset or interest-bearing liability:

                                    Three Months ended             Three Months ended
                                       June 30, 2000                  June 30,               INCREASE (DECREASE)
                                 AVERAGE    INCOME/             AVERAGE   INCOME/             DUE TO CHANGE IN
                                 BALANCE    EXPENSE   RATE      BALANCE   EXPENSE    RATE      VOLUME    RATE   NET CHANGE
-------------------------------------------------------------------------------------------------------------------------
(in thousands)

INTEREST-EARNING ASSETS:
Loans (1)(2)                      $267,299   $ 6,085   9.16%     $204,207  $ 4,564    8.96%     $ 1,406     115  $ 1,521
Loans held for sale                    663        17  10.31%          388       16   16.54%          11     (10)       1
Trading account assets                 932        25  10.79%                                         25       -       25
Investment securities
   Taxable securities               53,685       878   6.54%       63,761    1,001    6.28%        (158)     35     (123)
   Nontaxable securities (1)        21,230       355   6.69%       20,590      335    6.51%          10      10       20
Temporary investments               10,703       162   6.09%       10,844      127    4.70%          (2)     37       35
                                --------------------           -------------------                ----------------------
Total interest earning assets      354,512     7,522   8.53%      299,790    6,043    8.09%       1,292     187    1,479
Cash and due from banks             19,986                         17,839
Allowance for loan losses           (3,789)                        (2,921)
Other assets                        16,738                         10,600
                                -----------                    -----------
   Total assets                   $387,447                       $325,308
                                ===========                    ===========

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and
   savings accounts               $145,378     $ 805   2.23%     $135,789    $ 855    2.53%          60    (110)     (50)
Time deposits                      111,986     1,582   5.68%       73,378      855    4.67%         449     279      727
Term debt and Repurchase                                       .
  agreements                        27,443       373   5.47%       25,522      325    5.11%          24      23       48
                                --------------------           -------------------                ----------------------
   Total interest-bearing liabiliti284,807     2,760   3.90%      234,689    2,035    3.48%         533     192      725
Non interest bearing deposits       62,248                         52,938
Other liabilities                    2,336                          1,668
                                -----------                    -----------
   Total liabilities               349,391                        289,295
Shareholders' equity                38,056                         36,013
                                -----------                    -----------
   Total liabilities and
    shareholders' equity          $387,447                       $325,308
                                ===========                    ===========

NET INTEREST INCOME (1)                      $ 4,762                       $ 4,008                $ 759    $ (5)   $ 754
                                           ==========                     =========           ===========================
NET INTEREST SPREAD                                    4.64%                          4.61%

AVERAGE YIELD ON EARNING ASSETS (1),(2)                8.53%                          8.09%
INTEREST EXPENSE TO EARNING ASSETS                     3.13%                          2.72%
                                                     --------                      ---------
NET INTEREST INCOME TO EARNING
     ASSETS (1),(2)                                    5.40%                          5.36%
                                                     ========                      =========


(1) Tax exempt income has been adjusted to a tax equivalent basis at a 34% effective rate. The amount of such adjustment was an addition to recorded income of $114 and $101 for the three months ended June 30, 2000 and 1999 respectively.

(2)  Non-accrual loans are included in average balance.


Taxable equivalent net interest income for the six months ended June 30, 2000 improved $1,389 over the same period in 1999 to $9,252 (see Table 2). The improvement was due almost entirely to increases in the volume of earning assets. Average earning assets increased $53.8 million in 2000 compared with 1999. Average loans, the largest component of average interest earning assets increased $61.9 million for the six month ended June 30, 2000 compared with the same period in 1999. The yield on earning assets improved 0.43% and the cost of interest bearing deposits also increased 0.43% while the net interest margin decreased slightly for the six months ended June 30, 2000 to 5.36% from 5.39% for the same period in 1999.

Table 2


                                     Six Months ended               Six Months ended
                                       June 30, 2000                  June 30,               INCREASE (DECREASE)
                                 AVERAGE    INCOME/             AVERAGE   INCOME/             DUE TO CHANGE IN
                                 BALANCE    EXPENSE   RATE      BALANCE   EXPENSE    RATE      VOLUME    RATE   NET CHANGE
-------------------------------------------------------------------------------------------------------------------------
(in thousands)

INTEREST-EARNING ASSETS:
Loans (1)(2)                      $260,406   $11,819   9.13%     $198,530  $ 8,913    9.05%     $ 2,785     121  $ 2,907
Loans held for sale                    438        24  11.02%          509       34   13.47%          (5)     (5)     (10)
Trading account assets                 729        35   9.65%            -        -                   35       -       35
Investment securities
   Taxable securities               55,329     1,803   6.52%       66,756    2,063    6.18%        (353)     93     (260)
   Nontaxable securities (1)        21,275       712   6.69%       17,862      581    6.51%         111      20      131
Temporary investments                9,734       283   5.85%       10,453      249    4.80%         (17)     51       34
                                --------------------           -------------------                ----------------------
Total interest earning assets      347,911    14,676   8.51%      294,110   11,840    8.12%       2,556     280    2,837
Cash and due from banks             19,944                         17,151
Allowance for loan losses           (3,718)                        (2,825)
Other assets                        17,160                         10,410
                                -----------                    -----------
   Total assets                   $381,297                       $318,846
                                ===========                    ===========

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and
   savings accounts               $143,992    $1,666   2.33%     $131,230   $1,628    2.50%         159    (121)      38
Time deposits                      104,402     2,840   5.47%       72,448    1,701    4.73%         752     387    1,139
Term debt and Repurchase
  agreements                        33,259       917   5.54%       25,474      648    5.13%         199      70      269
                                --------------------           -------------------                ----------------------
   Total interest-bearing
     liabilities                   281,653     5,423   3.87%      229,152    3,977    3.50%       1,110     336    1,446
Non interest bearing deposits       59,552                         51,626
Other liabilities                    2,529                          1,927
                                -----------                    -----------
   Total liabilities               343,734                        282,705
Shareholders' equity                37,563                         36,141
                                -----------                    -----------
   Total liabilities and
    shareholders' equity          $381,297                       $318,846
                                ===========                    ===========

NET INTEREST INCOME (1)                      $ 9,253                       $ 7,863              $ 1,446   $ (56)  $1,390
                                           ==========                     =========           ===========================
NET INTEREST SPREAD                                    4.63%                          4.62%

AVERAGE YIELD ON EARNING ASSETS (1),(2)                8.51%                          8.12%
INTEREST EXPENSE TO EARNING ASSETS                     3.14%                          2.73%
                                                     --------                      ---------
NET INTEREST INCOME TO EARNING
     ASSETS (1),(2)                                    5.36%                          5.39%
                                                     ========                      =========


(1) Tax exempt income has been adjusted to a tax equivalent basis at a 34% effective rate. The amount of such adjustment was an addition to recorded income of $217 and $175 for the six months ended June 30, 2000 and 1999 respectively.

(2)  Non-accrual loans are included in average balance.

Provision for Loan Losses

The provision for loan losses is management's estimate of the amount necessary to maintain an allowance for loan losses that is considered adequate based on the risk of future losses in the loan portfolio (see additional discussion under Allowance for Loan Losses). The provision for loan losses for the second quarter of 2000 was $592 compared with $327 during the second quarter of 1999. Net charge-offs were $589 for the three months ended June 30, 2000 compared with net charge-offs of $296 for the same period in 1999. Nonperforming assets increased from $1,604 at December 31, 1999 to $1,718 at June 30, 2000. The allowance for loan losses totaled $3,770, or 1.44% of total loans, at June 30, 2000 compared with $3,469, or 1.40% of total loans at December 31, 1999.

Noninterest Income

Noninterest income totaled $2,299 for the quarter ended June 30, 2000 compared with $958 for the same period in 1999. The primary reason for the increase was revenue generated by the Company's subsidiary Strand, Atkinson, Williams & York, which was acquired in December 1999. The subsidiary generated $1,260 in noninterest income during the quarter. Other noninterest income also increased during the quarter to $238 from $124 for the same period in 1999. The primary reason for this increase was an $87 gain on the sale of approximately $6 million of loans during the quarter.

Noninterest income was $4,703 for the six months ended June 30, 2000 compared with $1,936 for the same period in 1999. The increase is primarily attributable to $2,724 of noninterest income generated by Strand, Atkinson, Williams and York. Service charges on deposit also increased $195 for the six month period ending June 30, 2000 compared with the same period in 1999. This increase was due to increases in the number of accounts as well as selected service fee repricing that occurred at the end of the second quarter 1999.

Noninterest Expense

Noninterest expense for the quarter ended June 30, 2000 was $4,195 compared with $2,713 for the same period in 1999. The primary reason for the increase was expenses incurred by Strand, Atkinson, Williams & York. Details of noninterest expense by business segment for the second quarter of 2000 and 1999 are detailed below:

                                            For the quarter ended June 30, 2000

                                  Community                    Retail Brokerage
                                  Banking                 Services        Administration  Eliminations  Consolidated
                                  -----------------------------------------------------------------------------------
Salaries and employee benefits               $ 1,529               $ 825              $ -           $ -      $ 2,354
Premises and Equipment                           535                  31                -             -          566
Other noninterest expense                        966                 282               63           (36)       1,275
                                  -----------------------------------------------------------------------------------
  Total noninterest expense                  $ 3,030             $ 1,138             $ 63         $ (36)     $ 4,195
                                  ===================================================================================


                                            For the quarter ended June 30, 1999

                                  Community                    Retail Brokerage
                                  Banking                 Services        Administration  Eliminations  Consolidated
                                  -----------------------------------------------------------------------------------
Salaries and employee benefits               $ 1,251                 $ -              $ -           $ -      $ 1,251
Premises and Equipment                           434                   -                -             -          434
Other noninterest expense                        941                   -               92            (5)       1,028
                                  -----------------------------------------------------------------------------------
  Total noninterest expense                  $ 2,626                 $ -             $ 92          $ (5)     $ 2,713
                                  ===================================================================================


The increase in salaries and employee benefits in the Community Banking segment was due to the opening of the Salem store in early 2000 and additional lending staff. The increase in premises and equipment expense in the Community Banking segment is also due to the opening of the Salem store.

For the six months ended June 30, 2000 noninterest expense was $8,509 compared with $5,250 for the same period in 1999. The primary reason for the increase was due to expenses incurred by Strand, Atkinson, Williams & York. Details of noninterest expense by business segment is detailed below:

NONINTEREST EXPENSE DETAIL                For the six months ended June 30, 2000

                                  Community                    Retail Brokerage
                                  Banking                 Services        Administration  Eliminations  Consolidated
                                  -----------------------------------------------------------------------------------
Salaries and employee benefits               $ 3,111             $ 1,704              $ -           $ -      $ 4,815
Premises and Equipment                         1,076                  64                -             -        1,140
Other noninterest expense                      1,968                 552               82           (48)       2,554
                                  -----------------------------------------------------------------------------------
  Total noninterest expense                  $ 6,155             $ 2,320             $ 82         $ (48)     $ 8,509
                                  ===================================================================================


                                          For the six months ended June 30, 1999

                                  Community                    Retail Brokerage
                                  Banking                 Services        Administration  Eliminations  Consolidated
                                  -----------------------------------------------------------------------------------
Salaries and employee benefits               $ 2,612                 $ -              $ -           $ -      $ 2,612
Premises and Equipment                           800                   -                -             -          800
Other noninterest expense                      1,751                   -               92            (5)       1,838
                                  -----------------------------------------------------------------------------------
  Total noninterest expense                  $ 5,163                 $ -             $ 92          $ (5)     $ 5,250
                                  ===================================================================================



The primary reason for the increase in salaries and employee benefits in the community banking segment was staff associated with the opening of the Portland store in July 1999 and the Salem store in January 2000 as well as additional lending staff. Premises and equipment expense also increased as a result of the two new stores.

Income taxes

The effective tax rate for the Company was 36.0% during the second quarter of 2000 compared with 35.7% during the second quarter of 1999. For the six months ended June 30, 2000 the Company's effective tax rate was 35.6% compared with 36.1% for the same period in 1999.

Financial Condition

Significant changes in the Company's financial position from December 31, 1999 to June 30, 2000 are as follows:

Loans have increased $12.6 million since December 31, 1999 to $261.1 million at June 30, 2000. Details of the loan portfolio at June 30, 2000 and December 31, 1999 were as follows:


                                      June 30, 2000      December 31, 1999
                                  ---------------------------------------
Commercial & Industrial                   $   59,208          $   60,137
Real Estate:
  Construction                                32,984              29,962
  Residential Mortgage                        26,162              23,099
  Commercial Real Estate                     111,063             104,823
Individuals                                   30,691              30,309
Other                                            989                 204
                                  ---------------------------------------
Total Loans                                $ 261,097           $ 248,534
                                  =======================================


The Company had no off balance sheet derivative instruments at June 30, 2000 or December 31, 1999.

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

Activity in the allowance for loan losses was as follows for the three and six month periods ending June 30, 2000:

                                      Three months ended    Year to Date
                                       June 30, 2000       June 30, 2000
                                  ---------------------------------------
Beginning Balance                            $ 3,777             $ 3,469
  Provision for Loan Losses                      585               1,035
    Charge-offs                                 (606)               (763)
    Recoveries                                    14                  29
                                  ---------------------------------------
  Net charge-offs/recoveries                    (592)               (734)
                                  ---------------------------------------
Ending Balance                               $ 3,770             $ 3,770
                                  =======================================

Liquidity

Liquidity enables the Company to meet the borrowing needs of its customers and withdrawals of its depositors. The Company meets its liquidity needs through the maintenance of cash resources, lines of credit with other financial institutions, maturities and sales of investments securities available for sale, and a stable base of core deposits. Having a stable and diversified deposit base is a significant factor in the Company's long-term liquidity structure. At June 30, 2000 that Company had a total funding line with the Federal Home Loan Bank of $98.1 million of which $24.6 million was outstanding. The Company also had available lines of $18.4 million from other financial institutions.

At June 30, 2000 the Company had approximately $72 million in outstanding commitments to extend credit. The Company anticipates that a portion of these commitments will expire or terminate without funding and that the Company has sufficient available resources to fund these commitments in the normal course of business.

Capital Resources

Total shareholders' equity increased $2.2 million to $38.9 million at June 30, 2000. The increase was the result of earnings of $2.7 million, offset by dividends paid of $0.6 million. At June 30, 2000 the Company's Tier 1 and total risk-based capital ratios were approximately 13.38% and 14.63%. The Federal Reserve Board's minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8% respectively.


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

The Company uses an asset/liability model to measure and monitor interest rate risk. The model projects net interest income for the upcoming twelve months in various interest rate scenarios. The model the Company uses includes assumptions regarding prepayments of assets and early withdrawals of liabilities, the level and mix of interest earning assets and interest bearing liabilities, the level and responsiveness of interest rates on deposit products without stated maturities and the level of nonperforming assets. These assumptions are based on management's judgment and future expected pricing behavior. Actual results could vary significantly from the results derived from the model. The Company's interest rate risk has not changed materially since December 31, 1999. The Company also has increased its emphasis on noninterest sources of revenue in order to further stabilize future earnings.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual shareholders' meeting on April 26, 2000. At the meeting the following Directors were elected to serve 3-year terms:

                                            Votes For          Votes Withheld
Scott Chambers                              6,126,836              32,981
Ron Doan                                    6,116,972              42,845
Allyn Ford                                  6,126,206              33,611

The following Directors continued to serve out the remainder of their terms, either 1 or 2 years:

         Harold L. Ball
         Raymond P. Davis
         David B. Frohnmayer
         Lynn K. Herbert
         Neil D. Hummel
         Frances Jean Phelps


Part II: OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a) The following exhibits are being filed herewith and this list constitutes the exhibit index. Exhibit 27 Financial Data Schedule

     (b) There were no current reports on Form 8-K filed by the registrant during the quarter ended June 30, 2000

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


UMPQUA HOLDINGS CORPORATION
(Registrant)


Dated August 11, 2000                   /s/ Raymond P. Davis
                                        --------------------------------------
                                        Raymond P. Davis
                                        President and Chief Executive Officer


Dated August 11, 2000                   /s/ Daniel A. Sullivan
                                        --------------------------------------
                                        Daniel A. Sullivan
                                        Senior Vice President and Chief
                                        Executive Officer