Form 10-Q
period 2000-09-30
UMPQUA HOLDINGS CORP
filed 2000-11-14
CIK 1077771

As Filed with the Securities and Exchange Commission on November 13, 2000

                   U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: September 30, 2000

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

      __X__  Yes  _____ No

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:

Common stock, no par value, outstanding as of  October 31, 2000:  7,625,627

                          UMPQUA HOLDINGS CORPORATION
                                   FORM 10-Q
                               QUARTERLY REPORT
                               TABLE OF CONTENTS


PART I FINANCIAL INFORMATION PAGE

Item 1. Financial Statements (unaudited)

        Condensed Consolidated Balance Sheets:
          September 30, 2000 and December 31, 1999                      3

        Condensed Consolidated Statements of Income:
          Three and nine months ended September 30, 2000 and 1999       4

        Condensed Consolidated Statements of Comprehensive Income:
          Three and nine months ended September 30,  2000 and 1999      5

        Condensed Consolidated Statements of Cash Flows:
          Nine months ended September 30, 2000 and 1999                 6

        Notes to Condensed Consolidated Financial Statements          7-9

Item 2.  Management's  Discussion  and  Analysis of
         Financial  Condition  and Results of Operations             9-18

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk                                                   18


PART II OTHER INFORMATION

Item 1. Legal Proceedings                                            none

Item 2. Changes in Securities                                        none

Item 3. Defaults Upon Senior Securities                              none

Item 4. Submission of Matters to a Vote of Security Holders          none

Item 5. Other Information                                            none

Item 6. Exhibits and Reports on Form 8-K                            18-19


SIGNATURES                                                             19

                         PART I: FINANCIAL INFORMATION
                         Item 1. Financial Statements

                          UMPQUA HOLDINGS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                          September 30,  December 31,
                                                             2000           1999
                                                          ------------   ------------
ASSETS
  Cash and due from banks                                $ 22,511,016   $ 30,058,897
  Interest bearing deposits in other banks                 30,431,820     15,630,197
                                                         ------------   ------------
    Total Cash and Cash Equivalents                        52,942,836     45,689,094

Trading account assets                                      1,477,753        474,782

  Investment securities available for sale                 71,153,768     76,868,536
  Mortgage loans held for sale                              2,207,281              -
  Loans receivable                                        274,205,819    248,533,933
    Less: Allowance for loan losses                        (4,118,589)    (3,469,350)
                                                         ------------   ------------
    Loans, net                                            270,087,230    245,064,583
  Federal Home Loan Bank stock at cost                      2,462,100      2,346,200
  Property and equipment, net of depreciation              10,287,494      9,419,744
  Intangibles                                               3,435,359      2,284,415
  Interest receivable                                       2,720,008      2,422,829
  Other assets                                              2,083,047      2,166,533
                                                         ------------   ------------
Total Assets                                             $418,856,876   $386,736,716
                                                         ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
    Noninterest bearing                                  $ 71,197,916   $ 59,709,104
    Savings and interest-bearing checking                 149,708,909    151,199,156
    Time deposits                                         134,176,990     90,765,095
                                                         ------------   ------------
      Total Deposits                                      355,083,815    301,673,355

  Securities sold under agreements to repurchase            5,107,215              -
  Term debt to Federal Home Loan Bank                      14,628,000     46,158,000
  Accrued interest payable                                    758,397        543,424
  Other liabilities                                         2,635,449      1,645,715
                                                         ------------   ------------
      Total Liabilities                                   378,212,876    350,020,494
                                                          ------------   ------------

Commitments and contingencies

SHAREHOLDERS' EQUITY
  Common stock                                             25,823,869     25,778,259
  Retained earnings                                        15,903,362     12,708,368
  Accumulated other comprehensive loss                     (1,083,231)    (1,770,405)
                                                         ------------   ------------
      Total Shareholders' Equity                           40,644,000     36,716,222
                                                         ------------   ------------
Total Liabilities and Shareholders' Equity               $418,856,876   $386,736,716
                                                         ============   ============


See accompanying notes to condensed consolidated financial statements

                          UMPQUA HOLDINGS CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                               Three months ended September 30, Nine months ended September 30,
                                                  2000             1999             2000             1999
                                              ------------   ----------------  -------------     ------------
Interest Income
  Interest and fees on loans                   $ 6,363,230        $ 4,853,961    $18,205,636      $13,800,572
  Interest on taxable investment securities        848,904            971,121      2,652,770        3,034,981
  Interest on tax-exempt investment securities     274,095            253,165        803,817          658,620
  Interest bearing deposits with other banks       429,455            204,108        711,987          453,003
                                              -------------------------------  ------------------------------
    Total interest income                        7,915,684          6,282,355     22,374,210       17,947,176
                                              -------------------------------  ------------------------------

Interest Expense
  Interest on deposits                           2,820,295          1,805,353      7,326,432        5,134,279
  Interest on borrowings and repurchase
     agreements                                    250,808            325,724      1,168,340          973,936
                                              -------------------------------  ------------------------------
    Total interest expense                       3,071,103          2,131,077      8,494,772        6,108,215
                                              -------------------------------  ------------------------------

Net Interest Income                              4,844,581          4,151,278     13,879,438       11,838,961
  Provision for loan losses                        375,000            226,000      1,409,500          881,000
                                              -------------------------------  ------------------------------
Net interest income after provision
  for loan loss                                  4,469,581          3,925,278     12,469,938       10,957,961

Noninterest Income
  Service charges                                  832,884            780,373      2,424,104        2,159,130
  Commissions                                    1,778,758             64,016      4,519,051          254,253
  Other noninterest income                         216,147            128,318        587,597          477,740
                                              -------------------------------  ------------------------------
    Total noninterest income                     2,827,789            972,707      7,530,752        2,891,123
                                              -------------------------------  ------------------------------

Noninterest Expense
  Salaries and employee benefits                 2,827,732          1,463,873      7,643,399        4,076,019
  Premises and Equipment                           612,597            449,184      1,752,220        1,248,825
  Other noninterest expense                      1,619,480          1,029,899      4,173,406        2,851,040
                                              -------------------------------  ------------------------------
  Total noninterest expense                      5,059,809          2,942,956     13,569,025        8,175,884
                                              -------------------------------  ------------------------------

Income before income taxes                       2,237,561          1,955,029      6,431,665        5,673,200
  Provision for income taxes                       827,000            711,822      2,322,000        2,053,960
                                              -------------------------------  ------------------------------
Net Income                                     $ 1,410,561        $ 1,243,207     $4,109,665       $3,619,240
                                              ===============================  ==============================

Earnings Per Share
  Basic                                             $ 0.18             $ 0.16         $ 0.54           $ 0.47
  Diluted                                           $ 0.18             $ 0.16         $ 0.53           $ 0.46



See accompanying notes to condensed consolidated financial statements

                          UMPQUA HOLDINGS CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                      Three months ended September 30,     Nine months ended September 30,
                                                          2000               1999              2000              1999
                                                   ------------------  ----------------  ----------------  ----------------

Net income                                                $ 1,410,561       $ 1,243,207       $ 4,109,665       $ 3,619,240
                                                   ------------------  ----------------  ----------------  ----------------

  Unrealized gains (losses) arising during the period on
    investment securities available for sale                1,067,555          (281,888)        1,114,747        (3,018,692)
                                                   ------------------  ----------------  ----------------  ----------------

  Income tax expense (benefit) related to unrealized gains
   (losses) on investment securities                          409,472          (108,121)          427,573        (1,123,510)
                                                   ------------------  ----------------  ----------------  ----------------

  Net unrealized gains (losses) on investment
    securities available for sale                             658,083          (173,767)          687,174        (1,895,182)
                                                   ------------------  ----------------  ----------------  ----------------
Comprehensive Income (Loss)                               $ 2,068,644       $ 1,069,440       $ 4,796,839       $ 1,724,058
                                                   ==================  ================  ================  ================


See accompanying notes to condensed consolidated financial statements

                          UMPQUA HOLDINGS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                            Nine months ended September 30,
                                                                                2000                1999
                                                                         ------------------   ---------------
Cash flows from operating activities:
    Net income                                                                  $ 4,109,665       $ 3,619,240
    Adjustments to reconcile net income to net cash provided by operating activities:
        Federal Home Loan Bank stock dividends                                     (115,900)         (110,000)
        Net increase in trading account assets                                   (1,002,971)                -
        Amortization of investment premiums, net                                    108,209           150,356
        Origination of loans held for sale                                      (12,419,823)      (12,645,495)
        Proceeds from sales of loans held for sale                               10,292,069        14,141,005
        Amortization of intangibles                                                 188,502                 -
        Provision for loan losses                                                 1,409,500           881,000
        Gain on sales of loans                                                     (222,579)         (220,651)
        Depreciation of premises and equipment                                      688,785           522,556
        Net increase in other assets                                             (1,980,712)         (387,985)
        Net increase in other liabilities                                         1,250,335           167,695
                                                                         ------------------   ---------------
                    Net cash provided by operating activities                     2,305,080         6,117,721
                                                                         ------------------   ---------------

Cash flows from investing activities:
    Purchases of investment securities                                                    -       (11,442,038)
    Maturities of investment securities                                           3,196,473         6,454,479
    Principal repayments received on mortgage-backed and related securities       3,524,833         7,206,279
    Net  loan originations                                                      (37,473,248)      (39,701,459)
    Purchase of loans                                                                (5,362)       (1,334,966)
    Proceeds from sales of loans                                                 11,189,515         2,275,864
    Purchases of premises and equipment                                          (1,556,535)       (2,024,022)
                                                                         ------------------   ---------------
                    Net cash used in investing activities                       (21,124,324)      (38,565,863)
                                                                         ------------------   ---------------

Cash flows from financing activities:
    Net increase in deposit liabilities                                          53,410,460        33,763,633
    Net increase in securities sold under agreements to repurchase                5,107,215                 -
    Dividends paid on common stock                                                 (914,671)         (916,516)
    Repurchase of common stock                                                      (67,408)         (771,400)
    Proceeds from stock options exercised                                            67,390           105,011
    Repayments of Federal Home Loan Bank borrowings                             (31,530,000)          (30,000)
                                                                         ------------------   ---------------
                    Net cash provided by financing activities                    26,072,986        32,150,728
                                                                         ------------------   ---------------

Net increase (decrease) in cash and cash equivalents                              7,253,742          (297,414)

Cash and cash equivalents, beginning of year                                     45,689,094        36,967,543
                                                                         ------------------   ---------------
Cash and cash equivalents, end of period                                       $ 52,942,836      $ 36,670,129
                                                                         ==================   ===============

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest                                                               $  8,279,799      $  6,004,476
        Income taxes                                                           $  1,920,500      $  1,875,000



See accompanying notes to condensed consolidated financial statements

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Basis of financial statement preparation

     The accompanying condensed consolidated financial statements have been prepared by the Company without audit and in conformity with generally accepted accounting principles for interim financial information. Accordingly, certain financial information and footnotes have been omitted or condensed. The condensed consolidated financial statements include the accounts of Umpqua Holdings Corporation (the Company), and its wholly-owned subsidiaries South Umpqua Bank (the Bank) and Strand, Atkinson, Williams & York, Inc (Strand, Atkinson). All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements include all necessary adjustments (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's 1999 annual report to shareholders. The results of operations for the 2000 interim periods shown in this report are not necessarily indicative of the results for any future interim period or the entire fiscal year.

     (b)  Earnings per share

     Basic and diluted earnings per share are based on the weighted average number of common shares outstanding during each period, with diluted including the effect of potentially dilutive common shares. The weighted average number of common shares outstanding for basic and diluted earnings per share computations were as follows:

                                       Three months ended   Three months ended
                                       September 30, 2000   September 30, 1999
                                       ------------------   ------------------
Weighted Average Shares Outstanding           7,625,627            7,625,830
Common Stock Equivalents                        105,977              139,803
                                       ------------------   ------------------
Diluted Shares Outstanding                    7,731,604            7,765,633
                                       ==================   ==================


                                       Nine  months ended   Nine  months ended
                                       September 30, 2000   September 30, 1999
                                       ------------------   ------------------
Weighted Average Shares Outstanding           7,620,182            7,643,284
Common Stock Equivalents                        111,634              141,125
                                       ------------------   ------------------
Diluted Shares Outstanding                    7,731,816            7,784,409
                                       ==================   ==================


Options to purchase 371,500 shares of common stock for prices ranging from $8.375 to $12.00 per share were outstanding during the quarter ended September 30, 2000 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during the period.

(2)  ACQUISITION OF ADAMS, HESS, MOORE & CO.

     On August 4, 2000, the Company acquired the retail brokerage firm of Adams, Hess, Moore & Co. (Adams, Hess). Adams, Hess has offices in Portland, Eugene and Salem and 18 investment representatives. The operations of Strand, Atkinson and Adams, Hess have been combined and the combined company is operating under the Strand, Atkinson name. The acquisition was accounted for using the purchase method of accounting and accordingly, the assets and liabilities of Adams, Hess were recorded at their respective fair values on the balance sheet of the Company on the date of the acquisition. Intangible assets acquired are being amortized over the lives of such assets. Goodwill is being amortized over 15 years. Revenues and expenses since the acquisition date have been included in the results of operations for the Company.

(3)  SEGMENT INFORMATION

     For purposes of measuring and reporting the financial results, the Company is divided into two business segments; Community Banking and Retail Brokerage Services. The Community Banking segment consists of the operations conducted by the Company's subsidiary South Umpqua Bank. The Bank provides a full array of credit and deposit products to meet the banking needs of its market area and targeted customers. At September 30, 2000, the Bank had 13 full service stores. The Retail Brokerage Service segment consists of the operations of the Company's subsidiary Strand, Atkinson, Williams & York, Inc. which was acquired in December 1999. Strand, Atkinson provides a full range of retail brokerage services to its clients through its two principal offices in Portland and Medford, Oregon as well as sales counters at most of the Bank's stores. At September 30, 2000, Strand, Atkinson, Williams & York, Inc. had 37 full time brokers. The following table presents summary income statements and a reconciliation to the Company's consolidated totals for the nine months ended September 30, 2000.


($ in thousands)                       Community    Retail Brokerage
                                        Banking         Services      Administration Eliminations Consolidated
                                ---------------------------------------------------------------------------
Interest Income                        $ 22,317             $ 57            $ -          $ -      $ 22,374
Interest Expense                          8,495               21              -          (21)        8,495
                                ---------------------------------------------------------------------------
  Net Interest Income                    13,822               36              -          (21)       13,879
Provision for Loan Losses                 1,410                -              -            -         1,410
Noninterest Income                        3,105            4,503              -          (77)        7,531
Noninterest Expense                       9,528            3,982            136          (78)       13,568
                                ---------------------------------------------------------------------------
  Income before Taxes                     5,989              557           (136)         (20)        6,432
Income Tax Expense (Benefit)              2,116              244            (38)           -         2,322
                                ---------------------------------------------------------------------------
Net Income                              $ 3,873            $ 313          $ (98)       $ (20)      $ 4,110
                                ===========================================================================

Total assets by segment have not changed materially since December 31, 1999.

(3)  IMPAIRED LOANS

     The Company had loans totaling $763,000 and $1,052,000 at September 30, 2000 and December 31, 1999, respectively, that were considered impaired. At September 30, 2000 the allowance for loan losses dedicated to impaired loans was $450,000 and at December 31, 1999 the allowance for loan losses allocated to impaired loans was $540,000. The average investment in impaired loans was

$958,000 for the nine months ended September 30, 2000. All payments received on the loans were applied to principal and consequently no income has been recognized during the nine months ended September 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion contains a review of Umpqua Holdings Corporation's (Company) financial condition at September 30, 2000 and the operating results for the three and nine months then ended. When warranted, comparisons are made to the same period in 1999 and to December 31, 1999. This discussion should be read in conjunction with the financial statements (unaudited) contained elsewhere in this report. All numbers, except per share data, are expressed in thousands of dollars.

     This discussion contains certain forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated. These risks and uncertainties include the Company's ability to maintain or expand its market share and net interest margins, or to implement its marketing and growth strategies. Further, actual results may be affected by the Company's ability to compete on price and other factors with other financial institutions; customer acceptance of new products and services; and general trends in the banking and the regulatory environment, as they relate to the Company's cost of funds and returns on assets. In addition there are risks inherent in the banking industry relating to the collectability of loans and changes in interest rates. The reader is advised that this list of risks is not exhaustive and should not be construed as any prediction by the Company as to which risks would cause actual results to differ materially from those indicated by the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

Financial Highlights

     The Company earned $1,411 for the quarter ended September 30, 2000 compared with $1,243 for the same period in 1999, a 13.5% increase. Diluted earnings per share improved from $0.16 for the third quarter of 1999 to $0.18 for the third quarter of 2000. Return on average shareholders' equity was 14.1% and return on average assets was 1.39% for the quarter ended September 30, 2000.

     For the nine months ended September 30, 2000 the Company earned $4,110 compared with $3,619 for the same period in 1999. Diluted earnings per share improved to $0.53 in 2000 from $0.46 in 1999. Return on average equity was 14.3% and return on average assets was 1.41% for the nine months ended September 30, 2000.

     Total assets have increased $32 million, or 8.3% since December 31, 1999 to $419 million at September 30, 2000.

     On August 15, 2000 the Company announced the signing of a definitive merger agreement between itself and VRB Bancorp. The transaction will be accounted for using the pooling-of-interests method of accounting. The merger, expected to close in the fourth quarter 2000, is subject to customary regulatory approvals and the shareholder approval of both companies.

Results of Operations

Net interest income

     Net interest income is the primary source of the Company's revenue. Net interest income is the difference between interest income generated from earning assets, primarily loans and investment securities, and interest expense paid on customer deposits and debt. Changes in net interest income result from changes in "volume" and "rate". Volume refers to the level of interest earning assets and interest bearing liabilities while rate refers to the underlying yields on assets and costs of liabilities.

     Taxable equivalent net interest income for third quarter of 2000 was $4,964 compared with $4,263 for the third quarter of 1999, a $701 increase (See Table 1). The increase was due almost entirely to increases in the volume of earning assets. The yield on average earning assets improved to 8.64% during the period compared with 8.03% in 1999, reflecting the increased yield on the Company's loan portfolio. The yield on the Company's loan portfolio increased to 9.45% during the third quarter of 2000 compared with 8.95% during the same period in 1999. The increase was primarily due to repricing of the Company's adjustable rate loans. The cost of interest bearing liabilities increased to 4.15% during the period compared with 3.43% in 1999 due primarily to higher rates paid on time deposits. As a result of these factors, the net interest margin was relatively unchanged during the period, decreasing 0.01% to 5.34% for the third quarter of 2000.

TABLE 1

AVERAGE BALANCES AND AVERAGE RATES EARNED AND PAID The following table shows average balances and interest income or interest expense, with the resulting average yield or rates by category of average earning asset or interest-bearing liability:

                                         Nine Months ended               Nine Months ended
                                         September 30, 2000              September 30, 1999     INCREASE (DECREASE)
                                    AVERAGE    INCOME/              AVERAGE   INCOME/             DUE TO CHANGE IN   NET
                                    BALANCE    EXPENSE     RATE     BALANCE   EXPENSE    RATE      VOLUME   RATE    CHANGE
                                   -----------------------------   ----------------------------    ------------------------------
(in thousands)
INTEREST-EARNING ASSETS:
Loans (1)(2)                           $267,123  $6,342    9.45%     $214,618   $4,844   8.95%      $1,169  $329   $1,498
Loans held for sale                         910      21    9.18%          322       10  12.32%          18    (7)      11
Trading account assets (1)                1,466      39   10.58%            -        -                  39     -       39
Investment securities
   Taxable securities                    52,303     849    6.46%       62,697      972   6.15%        (163)   40     (123)
   Nontaxable securities (1)             21,565     355    6.55%       22,037      364   6.55%          (9)   (0)      (9)
Temporary investments                    26,400     429    6.46%       16,139      204   5.01%         129    96      225
                                      -----------------             ------------------              ---------------------
Total interest earning assets           369,767   8,035    8.64%      315,813    6,394   8.03%       1,183   458    1,641
Cash and due from banks                  20,940                        18,660
Allowance for loan losses                (4,029)                       (3,062)
Other assets                             16,952                        12,244
                                      ---------                      --------
   Total assets                        $403,630                      $343,655
                                      =========                      ========

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and
   savings accounts                    $147,342   $ 878    2.37%     $140,584    $ 867   2.45%          39   (28)      11
Time deposits                           128,584   1,942    6.01%       80,382      938   4.63%         558   446    1,004
Term debt and Repurchase
  agreements                             18,755     251    5.32%       25,171      326   5.14%         (84)    9      (75)
                                      -----------------              -----------------              ---------------------

   Total interest-bearing liabilities   294,681   3,071    4.15%      246,137    2,131   3.43%         513   427      940
Non interest bearing deposits            66,240                        59,996
Other liabilities                         2,777                         1,296
                                      ---------                      --------

   Total liabilities                    363,698                       307,429
Shareholders' equity                     39,932                        36,226
                                      ---------                      --------

   Total liabilities and
    shareholders' equity               $403,630                      $343,655
                                      =========                      ========

NET INTEREST INCOME (1)                          $4,964                         $4,263               $ 670   $31    $ 701
                                                =======                        =======               ====================
NET INTEREST SPREAD                                        4.50%                         4.60%

AVERAGE YIELD ON EARNING ASSETS (1),(2)                    8.64%                         8.03%
INTEREST EXPENSE TO EARNING ASSETS                         3.30%                         2.68%
                                                          -----                         -----
NET INTEREST INCOME TO EARNING ASSETS (1),(2)              5.34%                         5.35%
                                                          =====                         =====


(1) Tax exempt income has been adjusted to a tax equivalent basis at a 34% effective rate. The amount of such adjustment was an addition to recorded income of $119,316 and $111,645 for the three months ended September 30, 2000 and 1999 respectively.

(2)  Non-accrual loans are included in average balance.

     Taxable equivalent net interest income for the nine months ended September 30, 2000 was $14,216 compared with $12,125 for the same period in 1999. The improvement was due almost entirely to increases in the volume of earning assets. Average earning assets increased $53.7 million in 2000 compared with 1999. Average loans, the largest component of average interest earning assets increased $58.7 million for the nine months ended September 30, 2000 compared with the same period in 1999. The yield on earning assets improved 0.49% and the cost of interest bearing deposits also increased 0.49% while the net interest margin improved slightly for the nine months ended September 30, 2000 to 5.39% from 5.38% for the same period in 2000.

TABLE 2

AVERAGE BALANCES AND AVERAGE RATES EARNED AND PAID The following table shows average balances and interest income or interest expense, with the resulting average yield or rates by category of average earning asset or interest-bearing liability:


                                         Nine Months ended                  Nine Months ended
                                         September 30, 2000                 September 30, 1999     INCREASE (DECREASE)
                                    AVERAGE    INCOME/                 AVERAGE   INCOME/              DUE TO CHANGE IN      NET
                                    BALANCE    EXPENSE     RATE        BALANCE   EXPENSE    RATE     VOLUME       RATE     CHANGE
                                   -----------------------------     ----------------------------    ------------------------------

(in thousands)
INTEREST-EARNING ASSETS:
Loans (1)(2)                       $ 262,662    $ 18,161   9.24%     $ 203,952   $ 13,756   9.02%    $ 3,977      $ 428     $ 4,405
Loans held for sale                      597          44   9.84%           446         44  13.19%         15        (15)         (0)
Trading account assets (1)               977          74  10.12%             -          -      NA         74          -          74
Investment securities
   Taxable securities                 54,312       2,653   6.51%        65,495      3,035   6.18%       (518)       136        (382)
   Nontaxable securities (1)          21,372       1,067   6.66%        19,302        945   6.53%        101         21         122
Temporary investments                 15,330         712   6.20%        12,369        453   4.90%        110        149         259
                                  -----------------------           ----------------------           -------------------------------
Total interest earning assets        355,250      22,711   8.54%       301,564     18,233   8.08%      3,759        719       4,478
Cash and due from banks               20,278                            17,701
Allowance for loan losses             (3,822)                           (2,905)
Other assets                          17,090                            10,932
                                  -----------                       -----------
   Total assets                    $ 388,796                         $ 327,292
                                  ===========                       ===========

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and
   savings accounts                $ 145,117     $ 2,544   2.34%     $ 134,383    $ 2,494   2.48%        202       (152)         50
Time deposits                        112,521       4,783   5.68%        75,122      2,640   4.70%      1,319        824       2,143
Term debt and repurchase
  agreements                          28,389       1,168   5.50%        25,372        974   5.13%        116         78         194
                                  -----------------------           ----------------------           -------------------------------
   Total interest-bearing
     liabilities                     286,027       8,495   3.97%       234,877      6,108   3.48%      1,637        750       2,387
                                                                                                     -------------------------------
Non interest bearing deposits         61,797                            54,446
Other liabilities                      2,613                             1,694
                                  -----------                       -----------
   Total liabilities                 350,437                           291,017
Shareholders' equity                  38,359                            36,175
                                  -----------                       -----------
   Total liabilities and
    shareholders' equity           $ 388,796                         $ 327,192
                                  ===========                       ===========

NET INTEREST INCOME (1)                         $ 14,216                         $ 12,125            $ 2,122      $ (31)    $ 2,091
                                             ============                      ===========           ===============================
NET INTEREST SPREAD                                        4.57%                            4.60%

AVERAGE YIELD ON EARNING ASSETS (1),(2)                    8.54%                            8.08%
INTEREST EXPENSE TO EARNING ASSETS                         3.19%                            2.70%
                                                         --------                         --------
NET INTEREST INCOME TO EARNING ASSETS (1),(2)              5.35%                            5.38%
                                                         ========                         ========



(1) Tax exempt income has been adjusted to a tax equivalent basis at a 34% effective rate. The amount of such adjustment was an addition to recorded income of $336,790 and $285,824 for the nine months ended September 30, 2000 and 1999 respectively.

(2)  Non-accrual loans are included in average balance.

Provision for Loan Losses

     The provision for loan losses is management's estimate of the amount necessary to maintain an allowance for loan losses that is considered adequate based on the risk of future losses in the loan portfolio (see additional discussion under Allowance for Loan Losses). The provision for loan losses for the third quarter of 2000 was $375 compared with $226 during the third quarter of 1999. Net charge-offs were $26 for the three months ended September 30, 2000 compared with net charge-offs of $66 for the same period in 1999. For the nine months ended September 30, 2000 net charge-offs totaled $760 compared with $442 for the same period in 1999. Nonperforming assets decreased from $1,604 at December 31, 1999 to $763 at September 30, 2000. The allowance for loan losses totaled $4,119, or 1.50% of total loans, at September 30, 2000 compared with $3,469, or 1.40% of total loans at December 31, 1999.

Noninterest Income

     Noninterest income totaled $2,828 for the quarter ended September 30, 2000 compared with $973 for the same period in 1999. The primary reason for the increase was revenue generated by the Company's subsidiary Strand, Atkinson which was acquired in December 1999. The subsidiary generated $1,779 in noninterest income during the quarter. Other noninterest income also increased during the quarter to $216 from $128.

     Noninterest income was $7,531 for the nine months ended September 30, 2000 compared with $2,891 for the same period in 1999. The increase is primarily attributable to $4,519 of noninterest income generated by Strand, Atkinson. Service charges on deposits also increased $265 for the nine month period ending September 30, 2000 compared with the same period in 1999. This increase was due to increases in the number of accounts as well as selected service fee repricing that occurred at the end of the second quarter 1999.

Noninterest Expense

     Noninterest expense for the quarter ended September 30, 2000 was $5,060 compared with $2,943 for the same period in 1999. The primary reason for the increase was expenses incurred by Strand, Atkinson, Williams & York. Details of noninterest expense by business segment for the second quarter of 2000 and 1999 are detailed below:

                                          For the quarter ended September 30, 2000

                                   Community            Retail Brokerage
                                    Banking         Services     Administration  EliminationsConsolidated
                                -----------------------------------------------------------------------
Salaries and employee benefits           $ 1,586         $ 1,242             $ -         $ -   $ 2,828
Premises and Equipment                       565              58               -         (10)      613
Other noninterest expense                  1,224             383              54         (42)    1,619
                                -----------------------------------------------------------------------
  Total noninterest expense              $ 3,375         $ 1,683            $ 54       $ (52)  $ 5,060
                                =======================================================================

                                          For the quarter ended September 30, 1999

                                Community               Retail Brokerage
                                Banking             Services     Administration  EliminationsConsolidated
                                -----------------------------------------------------------------------
Salaries and employee benefits           $ 1,464             $ -            $  -       $   -   $ 1,464
Premises and Equipment                       449               -               -           -       449
Other noninterest expense                    982               -              59         (11)    1,030
                                -----------------------------------------------------------------------
  Total noninterest expense              $ 2,895             $ -            $ 59       $ (11)  $ 2,943
                                =======================================================================


The increase in expenses in the Community Banking segment was due to the opening of the Salem store in early 2000 and additional lending staff.

     For the nine months ended September 30, 2000 noninterest expense was $13,569 compared with $8,176 for the same period in 1999. The primary reason for the increase was due to expenses incurred by Strand, Atkinson. Details of noninterest expense by business segment is detailed below:

                                  For the nine months ended September 30, 2000

                                   Community     Retail Brokerage
                                    Banking         Services     Administration  EliminationsConsolidated
                                -----------------------------------------------------------------------
Salaries and employee benefits           $ 4,697         $ 2,946           $   -       $      $  7,643
Premises and Equipment                     1,642             121               -         (11)    1,752
Other noninterest expense                  3,189             915             136         (67)    4,173
                                -----------------------------------------------------------------------
  Total noninterest expense              $ 9,528         $ 3,982           $ 136       $ (78) $ 13,568
                                =======================================================================

                                        For the nine months ended September 30, 1999

                                Community               Retail Brokerage
                                Banking             Services     Administration  EliminationsConsolidated
                                -----------------------------------------------------------------------
Salaries and employee benefits           $ 4,076             $ -           $   -       $       $ 4,076
Premises and Equipment                     1,249               -               -                 1,249
Other noninterest expense                  2,732               -             151         (32)    2,851
                                -----------------------------------------------------------------------
  Total noninterest expense              $ 8,057             $ -           $ 151       $ (32)  $ 8,176
                                =======================================================================

The primary reason for the increase in salaries and employee benefits in the community banking segment was staff associated with the opening of the Portland store in July 1999 and the Salem store in January 2000 as well as additional lending staff. Premises and equipment expense also increased as a result of the two new stores.

Income taxes

The effective tax rate for the Company was 37.0% during the third quarter of 2000 compared with 36.4% during the third quarter of 1999. For the nine months ended September 30, 2000 the Company's effective tax rate was 36.1% compared with 36.2% for the same period in 1999.

Financial Condition

Significant changes in the Company's financial position from December 31, 1999 to September 30, 2000 are as follows:

Loans

Loans have increased $25.7 million since December 31, 1999 to $274.2 million at September 30, 2000. Details of the loan portfolio at September 30, 2000 and December 31, 1999 were as follows:


                                                     09/30/00         12/31/99
                                                     --------         --------
Commercial & Industrial                              $ 60,792         $ 60,137
Real Estate:
  Construction                                         35,402           29,962
  Residential Mortgage                                 27,122           23,099
  Commercial Real Estate                              118,441          104,823
Individuals                                            32,253           30,309
Other                                                     196              204
                                                     --------         --------
Total Loans                                          $274,206         $248,534
                                                     ========         ========


The Company had no off balance sheet derivative instruments at September 30, 2000 or December 31, 1999.

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

Activity in the allowance for loan losses was as follows for the three and nine month periods ending September 30, 2000:


                                      Three months ended      Year to Date
                                      September 30, 2000   September 30, 2000
                                      ------------------   ------------------

Beginning Balance                                $ 3,770              $ 3,469
  Provision for Loan Losses                          375                1,410
    Charge-offs                                      (65)                (828)
    Recoveries                                        39                   68
                                           -------------        -------------
  Net charge-offs                                    (26)                (760)
                                           -------------        -------------
Ending Balance                                   $ 4,119              $ 4,119
                                           =============        =============


Deposits

Deposits have grown from $301.7 million at December 31, 1999 to $355.1 million at September 30, 2000. Details of deposits at December 31, 1999 and September 30, 2000 were as follows:



                                       September 30, 2000   December 31, 1999
                                       ------------------   -----------------

Noninterest bearing demand                       $  71,198           $  59,709
Interest bearing demand and
  Money market accounts                            127,405             128,321
Savings                                             22,304              22,878
Time deposits                                      134,177              90,765
                                             -------------        ------------
Total Deposits                                   $ 355,084           $ 301,673
                                             =============        ============



Liquidity

     Liquidity enables the Company to meet the borrowing needs of its customers and withdrawals of its depositors. The Company meets its liquidity needs through the maintenance of cash resources, lines of credit with other financial institutions, maturities and sales of investment securities available for sale, and a stable base of core deposits. Having a stable and diversified deposit base is a significant factor in the Company's long-term liquidity structure. At September 30, 2000 that Company had a total funding line with the Federal Home Loan Bank of $101.9 million of which $14.6 million was outstanding. The Company also had available lines of $18.4 million from other financial institutions.

     At September 30, 2000 the Company had approximately $77.4 million in outstanding commitments to extend credit. The Company anticipates that a portion of these commitments will expire or terminate without funding and that the Company has sufficient available resources to fund these commitments in the normal course of business.

Capital Resources

     Total shareholders' equity increased $3.9 million to $40.6 million at September 30, 2000. The increase was the result of earnings of $4.1 million and a $0.7 million increase in accumulated other comprehensive income offset by dividends paid of $0.9 million. At September 30, 2000 the Company's Tier 1 and total risk-based capital ratios were approximately 12.8% and 14.1%. The Federal Reserve Board's minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8% respectively.

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

          Exhibit 27 Financial Data Schedule

     (b) On August 15, 2000 the registrant filed a Form 8-K to report the definitive agreement to merge with VRB Bancorp.

SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UMPQUA HOLDINGS CORPORATION
(Registrant)


Dated November 10, 2000                   /s/ Raymond P. Davis
                                          ------------------------------------
                                          Raymond P. Davis
                                          President and Chief Executive
                                          Officer


Dated November 10, 2000                   /s/ Daniel A. Sullivan
                                          ------------------------------------
                                          Daniel A. Sullivan
                                          Senior Vice President and
                                          Chief Financial Officer