Form 10-K
period 2000-12-31
UMPQUA HOLDINGS CORP
filed 2001-03-30
CIK 1077771

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

(Mark One)
[X]      Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the fiscal year ended December 31, 2000

                                       or

[_]      Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from [______] to
         [______]

Commission file number:
                       --------------------------------------------------------

                           Umpqua Holdings Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    Oregon                                                           93-1261319
----------------------------                             -----------------------                                                                                          ------------------------------------------------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                         Identification Number)

445 S.E. Main Street, Roseburg, Oregon                                    97470
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code: 541-440-3900
                                                    ------------

Securities registered pursuant to Section 12(b)                 Name of exchange
        of the Act:                                          on which registered

         None                                                         None
----------------------------------------------               -------------------

          Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
--------------------------------------------------------------------------------
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
                                              -----      -----

         Indicate by check mark if disclosure of delinquent filing pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ___ ]

         As of March 15, 2001, there were 14,393,383 shares of common stock outstanding. The aggregate market value of common stock held by non-affiliates was $9,251,404.50 at March 21, 2001, based on the closing price of such stock on such date as reported by the NASDAQ National Market System.

                      Documents Incorporated by Reference:

Portions of the 2000 Annual Report to Shareholders are incorporated by reference in Part II hereof. Portions of the registrant's definitive proxy statement for the 2001 annual meeting of shareholders are incorporated by reference in Part
III hereof.

                                    Part I

Item 1.  BUSINESS

         Introduction
         ------------

         Umpqua Holdings Corporation, an Oregon corporation (the "Company" or
"Umpqua"), is a financial holding company formed in March 1999. At that time, the Company acquired 100% of the outstanding shares of South Umpqua Bank, an
Oregon state chartered bank formed in 1953. The Company became a financial holding company in March 2000 under the newly enacted Gramm-Leach-Bliley Act. On
December 1, 2000, the Company completed a "merger of equals" with VRB Bancorp, a bank holding company that conducted its business solely through Valley of the
Rogue Bank. At the same time, Valley of the Rogue Bank merged with and into
South Umpqua Bank and the continuing bank changed its name to Umpqua Bank.

         The Company is headquartered in Roseburg, Oregon, and engages primarily in the business of commercial and retail banking and the delivery of retail brokerage services. The Company provides a wide range of banking, asset management, mortgage banking, and other financial services to corporate, institutional and individual customers through its wholly-owned banking subsidiary Umpqua Bank (the "Bank"). The Company engages in the retail brokerage business through its wholly-owned subsidiary Strand, Atkinson, Williams &
York, Inc. ("Strand Atkinson"). In July 2000, Strand Atkinson acquired Adams,
Hess, Moore & Company, a full service brokerage firm with offices in
Portland, Salem, and Eugene, Oregon. The Company and its subsidiaries are subject to the regulations of certain federal agencies and undergo periodic examinations by these regulatory agencies.

         Umpqua Bank is one of the most innovative community banks in the United
States, combining a retail product delivery approach with an emphasis on quality-assured personal service. The Bank is the third largest community bank in the state of Oregon, currently operating 27 full-service stores (or branches)
in Douglas, Jackson, Josephine, Lane, Marion and Multnomah Counties in Oregon.
At December 31, 2000, the Bank had assets of $785 million and deposits of $681 million.

         Since 1995, the Bank has transformed itself from a traditional community bank into a community-oriented financial services retailer. The Bank has implemented a variety of retail marketing strategies to increase revenue and differentiate itself from its competition. To establish itself as a financial services retailer, the Bank has remodeled a majority of its branches to resemble retail stores. The Bank is in the process of remodeling the former Valley of the
Rogue Bank branches to resemble Umpqua Bank stores. These new stores incorporate
"serious about service centers" that is the focal point for customer information and "investment opportunity centers" providing broker-dealer services and featuring financial and investment information in a multimedia format. The Bank has introduced smaller, 1,100 square foot "neighborhood stores," which are lower cost stores located in residential areas. To monitor the quality of its customer service, the Bank introduced a "return on quality" program for its sales associates and implemented an in-house "banking college" to train its personnel in cross-selling and effective customer service.

         The Company's retail brokerage subsidiary, Strand Atkinson, is a registered broker-dealer and investment advisor with offices in Portland, Salem,
Eugene, Roseburg, Medford, Oregon, and Kalama, Washington, and offers a full range of investment products and services including:

         o   Stocks
         o   Fixed Income Securities (municipal, corporate, and government bonds, CDs, money market instruments)
         o   Mutual Funds
         o   Annuities
         o   Options
         o   Retirement Planning
         o   Money Management Services
         o   Life Insurance, Disability Insurance and Medical Supplement
                  Policies

Industry Overview
-----------------

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

Business Strategy
-----------------

         The Company's objective is to become the leading community-oriented financial services retailer throughout Oregon. We intend to continue to grow our assets and increase profitability and shareholder value by differentiating ourself from our competitors through the following strategy:

         Capitalize On Innovative Product Delivery System. Our philosophy has been to develop an environment for the customer that makes the banking experience an enjoyable one. With this approach in mind, Umpqua Bank developed a prototype store that offers "one-stop" shopping and that includes distinct physical areas or boutiques, such as a "serious about service center," an
"investment opportunity center" and a "computer cafe," which make the Bank's products and services more tangible and accessible. The Bank's initial prototype store was opened in 1996 in Roseburg, Oregon, a community with historically low deposit growth. This new store, nevertheless, captured $12 million in deposits from competitors by the end of its first year of operation. On the basis of this initial success, the Bank opened four additional stores featuring the new format during 1997, two additional stores in 1999, one additional store in 2000, and plans to open additional stores in the near future. The Company plans on remodeling former Valley of the Rogue Bank branches over the next two years.

         Deliver Superior Quality Service. We have insisted on quality service as an integral part of our culture, from the Board of Directors to new sales associates. Umpqua Bank believes it was among the first banks to introduce a measurable quality service program. Under its "return on quality" program introduced in 1995, each sales associate's and store's performance is evaluated monthly based on specific measurable factors such as the "sales effectiveness ratio" that totals the average number of banking products purchased by each new customer. The evaluations also encompass factors such as the number of referrals generated for the sale of investment products, the number of new loans and deposits generated in each store, reports by incognito "mystery shoppers" and customer surveys. Based on scores achieved, the "return on quality" program rewards both individual sales associates and store teams with financial incentives. Through such programs, the Bank believes it can measure the quality of service provided to its customers and maintain employee focus on quality customer service.

         ESTABLISH STRONG BRAND AWARENESS. As a financial services retailer, the
Bank has devoted considerable resources to developing the "Umpqua Bank" brand.
This campaign has included the redesign of the corporate logo to emphasize its geographical origin, and promotion of the "Umpqua Bank" brand in advertising and merchandise bearing the Umpqua Bank logo, such as coffee beans, mugs, tee-shirts, hats and umbrellas. The store's unique "look and feel" and innovative product displays help position the Bank as an innovative, customer friendly retailer of financial products and services. The Bank believes it can build consumer preference for its products and services through high quality service and strong brand awareness.

         USE TECHNOLOGY TO EXPAND CUSTOMER BASE. Although Umpqua Bank's strategy will continue to emphasize superior personal service, the Bank will also continue to expand user-friendly, technology-based systems to attract customers that may prefer to interact with their financial institution electronically.
Over the past years, the Bank has introduced technology-based services which include voice response banking, debit cards, automatic payroll deposit programs, the "ibank@umpqua" program, automated loan machines, advanced function ATMs and an internet web site. The Bank believes the availability of both traditional bank services and the newer electronic banking services enhances its ability to attract a broad range of customers.

         INCREASE MARKET SHARE IN EXISTING MARKETS AND EXPAND INTO NEW MARKETS.
As a result of our innovative retail product orientation, measurable quality service program and strong brand awareness, we believe that there is significant potential to increase business with current customers, to attract new customers in our existing markets and to enter new markets. Since its introduction of these programs, Umpqua Bank has experienced significant growth in deposits within Douglas County, increasing its share of commercial bank deposits from
21.1% at June 30, 1995 to 31.6% at June 30, 2000. In July 1996, the Bank opened its first store in Eugene, Oregon, and as of December 31, 2000, had four new-format stores in the Eugene market with total deposits of $92.6 million.
Within the last year, the Bank opened new stores in Salem and Portland, Oregon.

         The Company accelerated its business strategy of providing financial services throughout the main Oregon population centers along the I-5 corridor with the completion of the merger with VRB Bancorp. Valley of the Rogue Bank was the second largest community bank based in Southern Oregon and operated 13 full service branches in Jackson County and Josephine County. After the merger,
Umpqua Bank became the third largest community bank in Oregon. From time to time, the Company has held discussions with other institutions about the possibility of acquiring these banks. The Company plans on pursuing further acquisition discussions and opening new stores to expand into other markets.

Marketing and Sales
-------------------

         The Company's goal of increasing its share of financial services in its market areas is driven by a marketing plan comprising the following key components:

         MEDIA ADVERTISING. Over the years, the Bank has introduced several comprehensive media advertising campaigns. These campaigns augment the Bank's goal of strengthening the Umpqua Bank brand image and heightening public awareness of its innovative product delivery system. These campaigns, entitled
"The Banking Revolution" and "Expect the Unexpected," were designed to showcase
Umpqua Bank's innovative style of banking, as well as its commitment to providing quality service to its customers. "The Banking Revolution" campaign is designed to differentiate the Bank from other financial institutions in its market area, while "Expect the Unexpected" challenged customers to visit the
Bank's stores and experience first-hand its quality service. Both of these campaigns utilized various forms of media, including television, radio, print, billboards and direct mail flyers and letters.

         RETAIL STORE CONCEPT. As a financial services provider, the Bank believes that store environment is critical to successfully market and sell its products and services. Retailers traditionally have displayed merchandise within their stores to encourage customers to purchase their products. Purchases are made on the spur of the moment due to the products' availability and attractiveness. The Bank believes this same concept can be applied to financial institutions and accordingly displays its financial services and products through tactile merchandising within its stores. Recent displays have included enticements for mortgage loans, retirement accounts, investments, and checking account programs. Unlike many financial institutions whose strategy is to discourage customers from visiting their facilities in favor of ATMs or other forms of electronic banking, the Bank encourages its customers to visit its stores, where they are greeted by well-trained sales associates, and encouraged to browse and to make "impulse buys." The Bank introduced its first "prototype"
store in mid-1996, which included such services as a 24-hour banking vestibule with an automated loan machine, an advanced function ATM and a 24-hour self-service U.S. Postal service center.

         NEIGHBORHOOD STORES. To bring financial services to the customer in a cost-effective way, Umpqua Bank has created "neighborhood stores." These facilities are constructed near high volume traffic areas, close to neighborhood shopping centers. These stand-alone stores are, on average, approximately 1,100 square feet in size and include all the features of the prototype store described above. To strengthen brand recognition, all neighborhood stores are identical in appearance. The Bank has three neighborhood stores, all located in the Eugene/Springfield area.

         SALES CULTURE. Although a successful marketing program will attract customers to visit its stores, a sales environment and a well-trained sales team are critical to selling the Bank's products and services. The Bank believes that its sales culture has become well established throughout the organization due to its unique facility design and its commitment to ongoing training of sales associates on all aspects of sales and service. Umpqua Bank trains its sales associates in its own banking college and pays commissions for the sale of the
Bank's products and services. This sales culture has helped the Bank transform itself from a traditional community bank to a nationally recognized marketing company focused on selling financial products and services.

Products and Services
---------------------

         Umpqua Bank offers a full array of financial products to meet the banking needs of its market area and targeted customers. To ensure the ongoing viability of its product offerings, the Bank regularly examines the desirability and profitability of existing and potential new products. To make it easy for new prospective customers to bank with Umpqua Bank and access its products, the bank introduced its "Switch Kit," which allows a customer to open their primary checking account with Umpqua in less than four minutes. Other avenues through which customers can access Umpqua's products include its web site, through the
"ibank@umpqua" internet banking program and its 24-hour telephone voice response system.

         DEPOSIT PRODUCTS. Umpqua Bank has a traditional array of deposit products, including non-interest checking accounts, interest-bearing checking and savings accounts, money market accounts and certificates of deposit. These accounts earn interest at rates established by management based on competitive market factors and management's desire to increase certain types or maturities of deposit liabilities. The Bank also introduced its line of "Value Packages" in
1996 to increase the number of relationships with customers and increase service fee income. These packages comprise several products bundled together to provide added value to the customer and increase the customer's ties to the Bank. The
Bank also offers a seniors program, the "Platinum Account," which offers an array of banking services and other amenities such as purchase discounts, vacation trips and seminars, to customers over fifty years old.

         RETAIL INVESTMENT SERVICES. Strand Atkinson provides a variety of investment products and services including equity and debt securities, annuities, certificates of deposit, mutual funds, retirement plans, life and health insurance and U.S. Government securities. The firm has four stand-alone retail brokerage offices with thirty-four licensed broker-dealer professionals.
Additionally, ten Umpqua Bank stores have "Investment Opportunity Centers" which are periodically staffed by a licensed sales representative. Two Umpqua Bank stores, in Salem and Roseburg, have Strand Atkinson offices in the store Special appointments can be arranged for meetings in any store.

         COMMERCIAL LOANS. Umpqua Bank offers specialized loans for its business and commercial customers, including equipment and inventory financing, real estate construction loans and SBA loans for qualified businesses. Commercial lending is the primary focus of the Bank's lending activities and a significant portion of its loan portfolio consists of commercial loans. For regulatory reporting purposes, a substantial portion of the Bank's commercial loans are designated as real estate loans, because the loans are secured by mortgages and trust deeds on real property, even though the loans may be made for purposes of financing commercial activities, such as accounts receivable, equipment purchases and leasing.

         REAL ESTATE LOANS. Real estate loans are available for construction, purchase and refinancing of residential owner-occupied and rental properties.
Borrowers can choose from a variety of fixed and adjustable rate options and terms. Generally, the Bank originates residential real estate loans as an accommodation to its customers and sells most mortgages into the secondary market. Real estate loans reflected in the loan portfolio are in large part loans made to commercial customers that are secured by real property.

         CONSUMER LOANS. Umpqua Bank provides loans to individual borrowers for a variety of purposes, including secured and unsecured personal loans, home equity and personal lines of credit and motor vehicle loans.

Market Area
-----------

         Umpqua Bank primarily accepts deposits and makes loans along Oregon's
I-5 corridor in Douglas, Jackson, Josephine, Lane, Marion, and Multnomah
Counties of Oregon. As a community bank, Umpqua Bank has certain competitive advantages in its local focus. The Bank is, however, also more dependent on, and exposed to changes in, the local economy than competitors who serve a number of geographic markets.

         DOUGLAS COUNTY

         Douglas County is the eighth most populous county in Oregon with a population in 2000 of approximately 100,000. Roseburg is the most populous city in the county, with a population in 2000 of approximately 26,000. Population growth, which has been modest since 1990, is largely attributable to a significant increase in new residents over the age of 65, offset by a decline in younger residents. Most of the population in the county resides near in the
Interstate 5 corridor, the Company's primary market area. According to the
Oregon Employment Department, the county's population is projected to increase over the next decade, but at a slower rate than that of Oregon as a whole.

         Douglas County is known as the "timber capital" of Oregon with approximately 2.8 million acres of commercial forest land, most of which is owned and managed by the federal government. The lumber and wood products industry accounted for approximately 17% of the county's private-sector employment in 2000, according to the Oregon Employment Department. Timber harvests on public lands have declined significantly over the past several years, as various court and administrative challenges and limits reduced the amount of timber available for harvest. Decreased economic activity in Asia has further dampened log exports and related logging activity. Employment in the timber and forest products industry has declined accordingly, as it has in related industries and governmental agencies, such as transportation companies serving the forest products industry, the Bureau of Land Management and the
National Forest Service. Government employment still accounts for approximately
20% of total employment in the county. Increases in service jobs, particularly in health care and tourism, have helped to offset timber-related job losses, with the result that total employment has been essentially flat from the late
1970's to the mid-1990's, compared to a state-wide growth of approximately 29%
for the same period. It is expected that the economy of Douglas County will continue to be dependent on the timber and forest products industry.

         JACKSON AND JOSEPHINE COUNTIES

         Umpqua Bank entered the Jackson and Josephine Counties (the "Rogue
Valley") as a result of the merger with VRB Bancorp. Together, the counties have a population of approximately 250,000. The Rogue Valley experienced an estimated
23% increase in population during the 1990's. The area experienced an influx of out of state retirees evidenced by an estimated 22% of the population base being at least 60 years old. The Rogue Valley continues to become increasingly urbanized and infrastructure growth has been robust, including both residential and commercial development. The region's dependence on wood products has declined significantly, with timber manufacturing jobs now accounting for less than half of all manufacturing hobs in the Rogue Valley. Despite historical job losses in wood products, the region has seen relatively steady job growth over the last decade. Since 1990, the region has added over 19,000 jobs, and service industry sectors such as retail, trade, tourism, higher education and medical services have experienced strong growth. Non-farm payroll jobs are predicted to grow 23% from 1996 through 2006, outpacing the 21% expected average for the state of Oregon. Medford, the fourth largest city in Oregon, serves as the commercial center for the Rogue Valley.

         LANE, MARION AND MULTNOMAH COUNTIES

         Lane County, where Umpqua Bank recently opened four new stores, has experienced modest growth in population in the past several years, from approximately 283,000 in 1990 to approximately 320,000 in 1999, an increase of
13%. A considerable amount of the growth is believed to be attributable to the growth in technology-related employment in the Springfield/Eugene area.

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

Technology
----------

         Umpqua Bank is committed to supporting its business with the best available technology consistent with prudent management of resources. This commitment applies to the delivery of financial services to its customers, as well as internal operations such as data processing and accounting. Although the
Bank considers personal contact with customers important to the overall quality of service, the Bank believes that providing customers access to technology-driven financial services is crucial to maintaining its competitive position in the financial services marketplace. As a result, the Bank provides automated teller machines at each store with access to nationwide ATM networks, and offers telephone and internet banking, both in the "Computer Cafe" in its newer stores and through the Bank's internet banking system.

Competition
-----------

         The community banking business is highly competitive. Umpqua Bank competes with other commercial banks and with other financial institutions, including savings and loan associations, mutual savings banks, finance companies, mortgage banking companies, credit unions, and investment companies.
In recent years, competition has increased from institutions not subject to the same regulatory restrictions as banks and bank holding companies.

         The geographic market area served by Umpqua Bank is highly competitive for both deposits and loans. The Bank competes with traditional banking and thrift institutions, as well as non-bank financial services providers, such as credit unions, brokerage firms and mortgage companies. The major commercial bank competitors are super-regional institutions headquartered outside the state of
Oregon, and their deposits represent a significant majority of total statewide commercial bank deposits. The major banks have competitive advantages over the
Bank in that they have higher lending limits and are able to offer statewide facilities and services that the Bank does not offer.

         The Bank, however, views non-bank financial services providers, such as credit unions, brokerage firms, insurance companies and mortgage companies, as its principal competition. As the industry becomes increasingly dependent on and oriented toward technology-driven delivery systems, permitting transactions to be conducted by telephone, computer and the internet, such non-bank institutions are able to attract funds and provide lending and other financial services even without offices located in the Bank's primary service area. Some insurance companies and brokerage firms compete for deposits by offering rates that are higher than may be appropriate for the bank in relation to its asset/liability objectives, although the Bank offers a wide array of deposit products and believes it can compete effectively through select rate-driven product promotions.

         The acquisition of Strand Atkinson, a retail brokerage firm with offices in Portland, Salem, Eugene, Roseburg, and Medford, Oregon, and Kalama,
Washington, expanded the Company's business into the area of brokerage services including equity and fixed income products, mutual funds, annuities, options, retirement planning, and money management services. Additionally, Strand
Atkinson offers life insurance, disability insurance and medical supplement policies. As a result, in addition to competition for banking services, the
Company also competes with full service investment firms for non-bank financial products and services.

         Credit unions present a significant competitive challenge for Umpqua
Bank. As credit unions currently enjoy an exemption from taxes, they are able to offer higher deposit rates and lower loan rates than the Bank. Credit unions are also not currently subject to certain regulatory constraints applicable to the
Bank, such as the Community Reinvestment Act, which, among other things, requires regulated financial institutions to implement procedures to make and monitor loans throughout the communities it serves. Adhering to such regulatory requirements raises the costs associated with the Bank's lending activities, and reduces potential operating profits. Accordingly, the Bank seeks to compete by focusing on building customer relations, providing superior service and offering a wide variety of commercial banking products that do not compete directly with products and services offered by the credit unions, such as commercial real estate loans, inventory and accounts receivable financing, and SBA loans for qualified businesses.

Employees
---------

         As of December 31, 2000, the Company had a total of 375 full-time equivalent employees. None of the employees are subject to a collective bargaining agreement. The Company considers its relationship with its employees to be good.

Government Policies
-------------------

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

Supervision and Regulation
--------------------------

         GENERAL. The Company and its subsidiaries are extensively regulated under federal and state law. These laws and regulations are generally intended to protect depositors and customers, not shareholders. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory or regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. The operations of the
Company may be affected by legislative changes and by the policies of various regulatory authorities. The Company cannot accurately predict the nature or the extent of the effects on its business and earnings that fiscal or monetary policies, or new federal or state legislation may have in the future.

         HOLDING COMPANY REGULATION. The Company is a registered financial holding company under the Gramm-Leach-Bliley Act of 1999 (the "Act"), and is subject to the supervision of, and regulation by, the Board of Governors of the
Federal Reserve System (the "Federal Reserve"). As a financial holding company, the Company is examined by and files reports with the Federal Reserve.

         Financial holding companies are bank holding companies that satisfy certain criteria and are permitted to engage in activities that traditional bank holding companies are not. The qualifications and permitted activities of financial holdings companies are described below under "Changing Regulatory
Structure of the Financial Service Industry."

         FEDERAL AND STATE BANK REGULATION. The Bank, as a state chartered bank with deposits insured by the Federal Deposit Insurance Corporation ("FDIC"), is
subject to the supervision and regulation of the Oregon Department of Consumer and Business Services, and of the FDIC. These agencies may prohibit the Bank from engaging in what they believe constitute unsafe or unsound banking practices. In practice, the primary state regulator makes regular examinations of the Bank or participates in joint examinations with federal regulator. Areas subject to review by federal authorities include the allowance for credit losses, investments, loans, mergers, payments of dividends, establishment of stores and other aspects of operations.

         The Community Reinvestment Act ("CRA") requires that, in connection with examinations of financial institutions within its jurisdiction, the FDIC evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or new facility. The Bank's current CRA rating is
"Satisfactory."

         Banks are also subject to certain restrictions imposed by the Federal
Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interest of such persons. Extensions of credit (i)
must be made on substantially the same terms, including interest rates and collateral as, and follow credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with persons not affiliated with the Bank, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the affected bank or any officer,

director, employee, agent or other person participating in the conduct of the affairs of that bank, the imposition of a cease and desist order, and other regulatory sanctions.

         The Federal Reserve and the FDIC have adopted non-capital safety and soundness standards for institutions under their authority. These standards cover internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, and standards for asset quality, earnings and stock valuation. An institution which fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Management believes that the
Bank is in substantial compliance with these standards.

         DEPOSIT INSURANCE. The deposits of the Bank are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF"), administered by the FDIC. The Bank is required to pay semi-annual deposit insurance premium assessments to the FDIC. Assessments are based on how much risk a bank is deemed to present to the BIF. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or involving a higher degree of supervisory concern. The Bank qualifies for the lowest premium level, and currently pays only the statutory minimum rate.

         DIVIDENDS. Under the Oregon Bank Act, the Bank is subject to restrictions on the payment of cash dividends to its parent company. A bank may not pay cash dividends if that payment would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements.
In addition, the amount of the dividend may not be greater than its net unreserved retained earnings, after first deducting (i) to the extent not already charged against earnings or reflected in a reserve, all bad debts, which are debts on which interest is unpaid and past due at least six months; (ii) all other assets charged off as required by the Oregon Director or state or federal examiner; and (iii) all accrued expenses, interest and taxes..

         In addition, the appropriate regulatory authorities are authorized to prohibit banks and bank holding companies from paying dividends that would constitute an unsafe or unsound banking practice. The Company is not currently subject to any regulatory restrictions on dividends other than those noted
above.

         CAPITAL ADEQUACY. The federal and state bank regulatory agencies use capital adequacy guidelines in their examination and regulation of financial holding companies and banks. If the capital falls below the minimum levels established by these guidelines, a holding company or a bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open new facilities.

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

         EFFECTS OF GOVERNMENT MONETARY POLICY. The earnings and growth of the
Company are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal
Reserve. The Federal Reserve can and does implement national monetary policy for such purposes as curbing inflation and combating recession, by its open market operations in U.S. Government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits. These activities influence growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on the Company cannot be predicted with certainty.

         BROKER-DEALER AND RELATED REGULATORY SUPERVISION. Strand Atkinson is a
member of the National Association of Securities Dealers and is subject to their regulatory supervision. Areas subject to this regulatory review include compliance with trading rules, financial reporting, investment suitability for respective clients, and compliance with NYSE rules and regulations.

         CHANGING REGULATORY STRUCTURE OF THE FINANCIAL SERVICES INDUSTRY.
Federal laws and regulations governing banking and financial services have undergone significant changes in recent years and are subject to significant changes in the future. Bills are now pending or expected to be introduced in the
United States Congress that contain proposals for altering the structure, regulation, and competitive relationships of the nation's financial institutions. If enacted into law, these bills could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, and other financial institutions. Whether or in what form any such legislation may be adopted or the extent to which the business of the Company might be affected thereby cannot be predicted.

         Of particular significance Congress enacted the Gramm-Leach-Bliley Act in December 1999. The GLB Act repealed sections of the Banking Act of 1933, commonly referred to as the Glass-Steagall Act, that prohibited banks from engaging in securities activities, and prohibited securities firms from engaging in banking. The GLB Act created a new form of holding company, known as a financial holding company, that is permitted to acquire subsidiaries that are variously engaged in banking, securities underwriting and dealing, and insurance underwriting.

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

         The GLB Act also includes provisions to protect consumer privacy by prohibiting financial services providers, whether or not affiliated with a bank, from disclosing non-public personal, financial information to unaffiliated parties without the consent of the customer, and by requiring annual disclosure of the provider's privacy policy.

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

Item 2.  PROPERTIES

         The Company's main office is located in Roseburg, Oregon. Umpqua conducts its business through Umpqua Bank's 27 full-service financial stores and
Strand Atkinson's 4 stand-alone offices throughout its market area.

         Umpqua Bank's stores are located in Roseburg (4), Grants Pass (4),
Eugene (3), Medford (3), Salem, Portland, Sutherlin, Canyonville, Myrtle Creek,
Glendale, Springfield, Merlin, Rogue River, Central Point, Talent, Phoenix, and
Ashland. All of the stores have automated teller machines and 26 of the 27 have drive-up windows. Umpqua owns all but 7 stores, and leases the land on which 7 others are located. Umpqua has options to extend existing leases on the leased facilities. Umpqua's twenty-seven stores range in size from approximately 1,100 square feet to slightly more than 15,000 square feet. In one store, excess space is leased to others. The Company opened a loan service center in February 1999 in Roseburg, Oregon. The property, which is leased, is approximately 4,828 square feet and houses loan processing staff. Strand Atkinson leases its stand-alone offices, which are located in Portland, Eugene, and Medford, Oregon, and Kalama, Washington.

Item 3.  LEGAL PROCEEDINGS

         No material legal proceedings, to which the Company is a party or which involve any of its properties, were pending as of the date of this report on
Form 10-K.

Item 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITIES HOLDERS

(a)      Umpqua held a Special Meeting of Shareholders on November 30, 2000.

(b)      Not Applicable.

(c)      There were two items voted on at the Special Meeting.

         1. To vote on an Agreement and Plan of Reorganization and accompanying
Plan of Merger providing for the merger of Umpqua Holdings Corporation with VRB
Bancorp and the election of eleven directors to serve following the merger.
Shareholders approved the Merger by the votes indicated:

         Number of Votes
         ---------------
         For                    6,205,817
         Against                   60,417
         Abstain                    7,499
         Broker Non-Votes       1,351,884

         Shareholders elected the following eleven directors by the votes indicated:

                                    For            Against
                                  -------          -------

         Raymond P. Davis        6,205,817          60,417
         David B. Frohnmayer     6,205,817          60,417
         William A. Haden        6,205,817          60,417
         Allyn C. Ford           6,205,817          60,417
         Ronald O. Doan          6,205,817          60,417
         James D. Coleman        6,205,817          60,417
         Michael Donovan         6,205,817          60,417
         Lynn K. Herbert         6,205,817          60,417
         Scott Chambers          6,205,817          60,417
         Larry L. Parducci       6,205,817          60,417
         John O. Dunkin          6,205,817          60,417

         2. Adoption of the Umpqua Holdings Corporation 2000 Stock Option Plan,
which plan provides for the issuance of up to 1,000,000 shares of common stock upon exercise of incentive stock and nonqualified stock options. Shareholders adopted the 2000 Stock Option Plan by the votes indicated:

         Number of Votes
         ---------------
         For                    5,453,326
         Against                  421,700
         Abstain                  398,717
         Broker Non-Votes       1,351,884

(d)      Not Applicable.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Umpqua's Common Stock is traded over-the-counter on the NASDAQ Stock
Market National Market System under the symbol "UMPQ." Prior to the second quarter of 1998, when the Company completed a public offering and registered its stock under the Securities Exchange Act of 1934, the Common Stock was traded over-the-counter through the Bulletin Board Service of the NASDAQ Stock Market
and the Pink Sheet Service of the National Quotation Bureau. The following lists the high and low trade prices for each period, as adjusted for subsequent stock dividends and stock splits. Prices do not include retail mark-ups, mark-downs or commissions:

                                        High Trade     Low Trade        Cash
                                        Price for      Price for      Dividends
                                          Period         Period       Declared
                                        --------       --------       --------
               1999
                   First Quarter        $  11.00       $  8.75         $ 0.04
                   Second Quarter       $  10.625      $  8.25         $ 0.04
                   Third Quarter        $  10.625      $  8.00         $ 0.04
                   Fourth Quarter       $  11.00       $  8.50         $ 0.04
               2000
                   First Quarter        $  10.00       $  5.50         $ 0.04
                   Second Quarter       $   9.00       $  6.75         $ 0.04
                   Third Quarter        $   8.625      $  7.375        $ 0.04
                   Fourth Quarter       $   8.50       $  7.50         $ 0.04

As of March 20, 2001, the Common Stock was held of record by approximately 1,016 shareholders, a number that does not include beneficial owners who hold shares in "street name."

         Oregon and federal banking laws and regulations place restrictions on the payment of dividends by a bank to its shareholders. The Board of Directors'
dividend policy is to review the Company's financial performance, capital adequacy, regulatory compliance and cash resources on a quarterly basis, and, if such review is favorable, to declare and pay a cash dividend to shareholders.
Although the Company expects to continue to pay cash dividends, future dividends are subject to these limitations and to the discretion of the Board of
Directors, and could be reduced or eliminated.

         The Company has a dividend reinvestment plan that permits participants to have shares purchased at the then-current market price in lieu of the receipt of cash dividends.

Item 6.  SELECTED FINANCIAL DATA

                           UMPQUA HOLDINGS CORPORATION
                    (dollars in thousands except share data)

Financial Highlights
                                              2000        1999        1998       1997       1996
                                          --------     --------   --------   --------   --------
Net Income                                $  8,871     $  9,762   $  9,037   $  6,478   $  5,612
Basic Earnings Per Common Share           $   0.62     $   0.67   $   0.63   $   0.53   $   0.46
Fully  Diluted Earnings Per Common Share  $   0.61     $   0.66   $   0.62   $   0.52   $   0.45
Total Shareholders' Equity                $ 78,801     $ 70,326   $ 71,381   $ 51,833   $ 37,210
Total Assets                              $785,648     $697,469   $629,032   $463,654   $380,945
Total Loans                               $531,677     $450,028   $366,661   $279,291   $214,269
Total Deposits                            $681,305     $577,297   $529,319   $394,254   $328,405

Selected Ratios
                                              2000        1999        1998       1997       1996
                                          --------     --------   --------   --------   --------
Return on Average Assets                      1.22%       1.51%       1.54%      1.61%     1.60%
Return on Average Equity                     11.94%      13.86%      13.89%     16.67%    16.09%
Net Interest Margin                           5.50%       5.66%       5.67%      5.89%     5.98%
Efficiency Ratio                             64.28%      55.74%      55.46%     57.46%    54.84%
Loans / Deposits                             78.04%      77.95%      69.27%     70.84%    65.25%

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATION

         The response to this item is incorporated by reference to the Company's
2000 Annual Report to Shareholders, pages 1-15.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information called for by this item is incorporated by reference to the Company's 2000 Annual Report to Shareholders, pages 1-15.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements called for by this item are incorporated by reference to the Company's 2000 Annual Report to Shareholders, pages 18-42.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         The response to this item is incorporated herein by reference to Form
8-K, filed on April 10, 2000.

                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The response to this item is incorporated by reference to the Company's
Proxy Statement for the 2001 annual meeting of shareholders scheduled for April
25, 2001, under the captions "Election of Directors" and "Executive Officers."

Item 11. EXECUTIVE COMPENSATION

         The response to this item is incorporated by reference to the Company's
Proxy Statement for the 2001 annual meeting of shareholders scheduled for April
25, 2001, under the caption "Executive Compensation."

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The response to this item is incorporated by reference to the Company's
Proxy Statement for the 2001 annual meeting of shareholders scheduled to be held
April 25, 2001, under the caption "Security Ownership of Management and Others."

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The response to this item is incorporated by reference to the Company's
Proxy Statement for the 2001 annual meeting of shareholders scheduled to be held
April 25, 2001, under the caption "Transactions with Directors and Officers."

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1)   Financial Statements:

                  The consolidated financial statements are incorporated by
                  reference to pages 18-42 of the Company's 2000 Annual Report to Shareholders

            (2)   Financial Statement Schedules:

                  All schedules have been omitted because the information is not required, not applicable, not present in amounts sufficient to require submission of the schedule, or is included in the
                  financial statements or notes thereto.

            (3)   The exhibits filed with this report are listed in the Exhibit
                  Index on sequential page 17.

         (b)      On December 18, 2000, the registrant filed a Form 8-K to
                  report under Item 2 the completion of the previously announced merger with VRB Bancorp.

                  The following financial statements were filed as part of this
                  Form 8-K:

                  (i)      Financial Statements of VRB Bancorp

                           o   Unaudited Balance Sheet as of September 30,
                                    2000

                           o   Unaudited Consolidated Statements of Income
                                    and Comprehensive Income for the nine months
                                    ended September 30, 2000

                           o   Unaudited Consolidated Statements of Changes
                                    in Shareholders' Equity for the nine months
                                    ended September 30, 2000

                           o   Unaudited Consolidated Statements of Cash
                                    Flows for the nine months ended September
                                    30, 2000

                           o   Notes to Financial Statements for the nine
                                    months ended September 30, 2000

                           o   Independent Auditor's Report

                  (ii)     Pro Forma Combined Financial Information

                           o   Unaudited Pro Forma Combined Balance Sheet
                                    as of September 30, 2000

                           o   Unaudited Pro Forma Combined Statement of
                                    Income for the nine months ended September
                                    30, 2000

                           o   Unaudited Pro Forma Combined Statement of
                                    Income for the nine months ended September
                                    30, 2000

                           o   Unaudited Pro Forma Condensed Combined
                                    Statement of Income for the year ended
                                    December 31, 1999

                           o   Unaudited Pro Forma Combined Statement of
                                    Income for the year ended December 31, 1998

                           o   Unaudited Pro Forma Combined Statement of
                                    Income for the year ended December 31, 1997

                           o   Notes to Unaudited Pro Forma Combined
                                    Financial Statements

                                  Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

UMPQUA HOLDINGS CORPORATION (Registrant)

By:/s/ Raymond P. Davis                                    Date: March 21, 2001
   -------------------------------------------------------
   Raymond P. Davis, President and Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/ Allyn C. Ford                                       Date: March 21, 2001
   -------------------------------------------------------
   Allyn C. Ford, Director

By:/s/ Lynn K. Herbert                                     Date: March 21, 2001
   -------------------------------------------------------
   Lynn K. Herbert, Director

By:/s/ James D. Coleman                                    Date: March 21, 2001
   -------------------------------------------------------
   James D. Coleman, Director

By:/s/ Ronald O. Doan                                      Date: March 21, 2001
   -------------------------------------------------------
   Ronald O. Doan, Director

By:/s/ David B. Frohnmayer                                 Date: March 21, 2001
   -------------------------------------------------------
   David B. Frohnmayer, Director

By:/s/ Larry L. Parducci                                   Date: March 21, 2001
   -------------------------------------------------------
   Larry L. Parducci, Director

By:/s/ Scott Chambers                                      Date: March 21, 2001
   -------------------------------------------------------
    Scott Chambers, Director

By:/s/ John O. Dunkin                                      Date: March 21, 2001
   -------------------------------------------------------
   John O. Dunkin, Director

By:/s/ Michael Donovan                                     Date: March 21, 2001
   -------------------------------------------------------
   Michael Donovan, Director

By:/s/ William A. Haden                                    Date: March 21, 2001
   -------------------------------------------------------
   William A. Haden, Director, Executive Vice President,
   and President and Chief Executive Officer of Umpqua Bank

By:/s/ Raymond P. Davis                                    Date: March 21, 2001
   -------------------------------------------------------
   Raymond P. Davis, Director, President and
   Chief Executive Officer

By:/s/ Daniel A. Sullivan                                  Date: March 21, 2001
   -------------------------------------------------------
   Daniel A. Sullivan, Senior Vice President/Chief Financial Officer
   Principal Accounting Officer

                                 EXHIBIT INDEX

Exhibit
-------                                                                                                                                                                                                                                  -

2        Agreement and Plan of Reorganization and accompanying Plan of Merger dated August 14, 2000, by and among Umpqua Holdings Corporation, South
         Umpqua Bank, VRB Bancorp, and Valley of the Rogue
         Bank.................................................................*

3        (i) Articles of Incorporation of Umpqua Holdings Corporation........**

         (ii)Bylaws of Umpqua Holdings Corporation...........................**

4.0      Specimen Stock Certificate..........................................**

10.1     Executive Employment and Compensation Agreement dated as of July 10,
         2001, and revised as of March 20, 2001, for Ray Davis

10.2     Executive Employment Agreement dated effective as of December 1, 2001, for William A. Haden

10.3     Executive Employment Agreement dated March 21, 2001, for Daniel A.
         Sullivan

10.4     2000 Stock Option Plan as adopted by Umpqua Holdings Corporation as of
         December 1, 2000.....................................................*

10.5     Description of South Umpqua State Bank's 1997 Incentive Plan for Senior
         Management.........................................................***

10.6     Retail Lease Agreement dated November 1, 1994, relating to lease of
         Garden Valley Shopping Center Branch Office in Roseburg, Oregon....***

10.7     Lease Agreement dated November 5, 1996, relating to lease of Gateway
         Mall Brach Office in Springfield, Oregon...........................***

10.8     Commercial Building Lease dated August 29, 1996, relating to lease of
         40th and Donald Street Branch Office in Eugene, Oregon.............***

10.9     Commercial Lease dated October 23, 1973, and related agreements relating to lease of Glendale, Oregon, Branch Office...............***

10.10    Strand, Atkinson, Williams & York, Inc. Purchase Agreement dated
         May 10, 1999......................................................****

10.11    Ground Lease (including First Amendment) dated 2/12/99 relating to lease of the Salem, Oregon store..................................****

10.12    Commercial lease agreement dated February 25, 1999 related to lease of the Northeast Portland store......................................****

10.13    Commercial lease agreement dated November 5, 1998 relating to the
         Roseburg, Oregon Loan Center......................................****

10.14    Ground Lease dated June 1, 1988, relating to lease of parking area of
         Poplar Drive (Medford) branch office.............................*****

10.15    Lease Agreement dated August 15, 1989, relating to lease of Stewart
         Avenue (Medford) branch office...................................*****

10.16    Lease Agreement dated December 27, 1979, and related agreements for the lease of the Talent branch office................................*****

13.0     Annual Report to Shareholders

21.1     Subsidiaries of the Registrant

23.0     Consent of Independent Auditors

23.1     Consent of KPMG LLP

99.1     Report of KPMG LLP

99.2     Report of Moss Adams LLP******

*        Incorporated herein by reference to Appendices to the Joint Proxy
         Statement filed by the registrant October 26, 2000.

**       Incorporated herein by reference to the registration statement on Form
         S-8 filed by the registrant on April 23, 1999.

***      Incorporated herein by reference to the registration statement on Form
         10 filed by South Umpqua Bank as predecessor registrant, as declared effective by the Federal Deposit Insurance Corporation on April 1,
         1998.

****     Incorporated herein by reference to Exhibit 10.12 to the annual report on Form 10-K filed by the registrant on March 31, 2000.

*****    Incorporated herein by reference to the registration statement on Form
         10 filed on April 26, 1995 (Commission File # 0-25932) by VRB pursuant to Section 12(g) of the Securities Exchange Act of 1934.

******   Incorporated herein by reference to Exhibit 13 to Form 10-K filed March
         29, 2000, by VRB Bancorp.