Form 10-Q
period 2001-03-31
UMPQUA HOLDINGS CORP
filed 2001-05-15
CIK 1077771

As Filed with the Securities and Exchange Commission on May 14, 2001

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: March 31, 2001
[_]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number:        000-25597

Umpqua Holdings Corporation
(Exact Name of Registrant as Specified in Its Charter)

OREGON	93-1261319
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

445 SE Main St.
Roseburg, Oregon 97470
(address of Principal Executive Offices)

(541) 440-3963
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes	[_] No

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practical date:

Common stock, no par value, outstanding as of April 30, 2001:        14,422,959

UMPQUA HOLDINGS CORPORATION
FORM 10-Q
QUARTERLY REPORT
TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	PAGE
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets: March 31, 2001 and December 31, 2000	3
	Condensed Consolidated Statements of Income: Three months ended March 31, 2001 and 2000	4
	Condensed Consolidated Statements of Comprehensive Income: Three months ended March 31, 2001 and 2000	5
	Condensed Consolidated Statements of Cash Flows: Three months ended March 31, 2001 and 2000	6
	Notes to Condensed Consolidated Financial Statements	7-8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	none
Item 2.	Changes in Securities	none
Item 3.	Defaults Upon Senior Securities	none
Item 4.	Submission of Matters to a Vote of Security Holders	none
Item 5.	Other Information	none
Item 6.	Exhibits and Reports on Form 8-K	16
SIGNATURES		17

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

UMPQUA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                 March 31,     December 31,
                                                      2001             2000
                                             -------------    -------------
ASSETS
  Cash and due from banks                    $  35,618,103    $  43,998,452
  Federal funds sold                            38,400,000       23,750,000
  Interest bearing deposits in other banks      31,539,271        9,203,982
                                             -------------    -------------
    Total Cash and Cash Equivalents            105,557,374       76,952,434

Trading account assets                           1,494,483        1,105,868

  Investment securities available for sale,
        at fair value                           88,185,851      123,649,847
  Investment securities held to maturity,
        at amortized cost                       16,961,810       17,060,488
  Mortgage loans held for sale                   7,886,117        1,534,060
  Loans receivable                             541,971,898      530,143,203
    Less: Allowance for loan losses             (7,298,181)      (7,096,499)
                                             -------------    -------------
    Loans, net                                 534,673,717      523,046,704
  Federal Home Loan Bank stock at cost           4,599,800        4,527,300
  Property and equipment, net of depreciation   19,485,514       18,678,617
  Intangible assets                             11,208,485       11,113,258
  Other assets                                   7,184,903        7,979,686
                                             -------------    -------------
Total Assets                                 $ 797,238,054    $ 785,648,262
                                             =============    =============
LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
    Noninterest bearing                      $ 163,463,733    $ 161,351,466
    Savings and interest-bearing checking      279,383,519      289,264,421
    Time deposits                              244,173,130      230,689,407
                                             -------------    -------------
      Total Deposits                           687,020,382      681,305,294

  Securities sold under agreements
        to repurchase                            7,829,040        4,513,924
  Term debt to Federal Home Loan Bank           14,608,000       14,618,000
  Accrued interest payable                       6,341,359        6,410,511
                                             -------------    -------------
      Total Liabilities                        715,798,781      706,847,729
                                             -------------    -------------
Commitments and contingencies
SHAREHOLDERS' EQUITY
  Common stock                                  44,706,391       44,618,852
  Retained earnings                             36,279,247       34,523,533
  Cumulative other comprehensive
        income (loss)                              453,635         (341,852)
                                             -------------    -------------
      Total Shareholders' Equity                81,439,273       78,800,533
                                             -------------    -------------
Total Liabilities and Shareholders' Equity   $ 797,238,054    $ 785,648,262
                                             =============    =============

See accompanying notes to financial statements

UMPQUA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                Three months ended March 31,
                                              2001                       2000
                                        ----------------         ----------------
Interest Income
  Interest and fees on loans               $ 12,270,156              $ 10,235,518
  Interest on taxable securities              1,401,642                 1,798,983
  Interest on non-taxable securities            464,269                   481,313
  Interest on temporary investments             516,208                   133,252
  Interest on trading account assets             20,057                     6,261
                                        ------------------------------------------
    Total interest income                    14,672,332                12,655,327
                                        ------------------------------------------

Interest Expense
  Interest on deposits                        5,490,504                 3,724,847
  Interest on repurchase agreements              62,518                        --
  Interest on borrowings                        182,753                   576,380
                                        ------------------------------------------
    Total interest expense                    5,735,775                 4,301,227
                                        ------------------------------------------

Net Interest Income                           8,936,557                 8,354,100
  Provision for loan losses                     260,000                   450,000
                                        ------------------------------------------
Net interest income after provision
        for loan losses                       8,676,557                 7,904,100

Noninterest Income
  Service charges                             1,405,715                 1,143,227
  Brokerage fees and commissions              1,930,334                 1,480,089
  Other noninterest income                      465,057                   364,385
                                        ------------------------------------------
    Total noninterest income                  3,801,106                 2,987,701
                                        ------------------------------------------

Noninterest Expense
  Salaries and employee benefits              4,262,671                 4,066,731
  Premises and equipment                      1,111,756                 1,042,758
  Other noninterest expense                   2,376,285                 1,858,308
  Merger expenses                               787,618                        --
                                        ------------------------------------------
  Total noninterest expense                   8,538,330                 6,967,797
                                        ------------------------------------------

Income before income taxes                    3,939,333                 3,924,004
  Provision for income taxes                  1,604,073                 1,394,508
                                        ------------------------------------------
Net Income                                  $ 2,335,260               $ 2,529,496
                                        ==========================================

Earnings Per Share
  Basic                                          $ 0.16                    $ 0.18
  Diluted                                        $ 0.16                    $ 0.17

See accompanying notes to financial statements

UMPQUA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

                                                  Three months ended March 31,
                                                        2001          2000
                                                   -----------   -----------

Net income                                         $ 2,335,260   $ 2,529,496
                                                   -----------   -----------
  Unrealized gains (losses) arising
        during the period on
        investment securities available for sale     1,281,814      (389,118)

  Income tax (benefit) expense related to
        unrealized gains on investment securities      486,327      (147,851)
                                                   -----------   -----------

  Net unrealized gains (losses) on investment
    securities available for sale                      795,487      (241,267)
                                                   -----------   -----------
Comprehensive Income                               $ 3,130,747   $ 2,288,229
                                                   ===========   ===========

See accompanying notes to financial statements

UMPQUA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                        Three months ended March 31,
                                                         2001                2000
                                                     ----------------   ---------------
Cash flows from operating activities:
    Net income                                           $ 2,335,260       $ 2,529,496
    Adjustments to reconcile net income to net cash
            provided by operating activities:
        Federal Home Loan Bank stock dividends               (72,500)          (68,500)
        Net increase in trading account assets              (388,615)         (178,537)
        Amortization of investment premiums, net              13,480            38,589
        Origination of loans held for sale               (16,391,408)       (2,573,479)
        Proceeds from sales of loans held for sale        10,228,787         1,677,418
        Provision for loan losses                            260,000           450,000
        Gain on sales of loans                              (189,436)          (10,468)
        Depreciation of premises and equipment               332,577           376,145
        Amortization of intangibles                          238,108           216,281
        Net increase in other assets                         (24,879)         (242,831)
        Net (decrease) increase in other liabilities         (46,997)        1,244,023
                                                     ----------------   ---------------
                    Net cash (used in) provided by
                        operating activities              (3,705,623)        3,458,137
                                                     ----------------   ---------------

Cash flows from investing activities:
    Purchases of investment securities
        available for sale                                (6,035,625)               --
    Maturities/calls of investment securities
        available for sale                                41,897,521                --
    Principal repayments received on
        mortgage-backed
        and related securities                               869,112           898,144
    Maturities of investment securities
        held to maturity                                     100,000                --
    Net  loan originations                               (11,887,013)      (16,661,390)
    Purchases of premises and equipment                   (1,139,474)         (512,622)
                                                     ----------------   ---------------
                    Net cash provided by
                        (used in)
                        investing activities              23,804,521       (16,275,868)
                                                     ----------------   ---------------

Cash flows from financing activities:
    Net increase in deposit liabilities                    5,715,088        14,347,306
    Net increase in securities sold
        under agreements to repurchase                     3,315,116                --
    Dividends paid on common stock                          (576,580)       (1,301,128)
    Repurchase of common stock                                    --           (49,257)
    Proceeds from stock options exercised                     62,418            17,838
    Repayments of Federal Home Loan Bank borrowings          (10,000)       (2,010,000)
                                                     ----------------   ---------------
                    Net cash provided by
                        financing activities               8,506,042        11,004,759
                                                     ----------------   ---------------

Net increase (decrease) in cash and cash equivalents      28,604,940        (1,812,972)

Cash and cash equivalents, beginning of period            76,952,434        63,510,056
                                                     ----------------   ---------------

Cash and cash equivalents, end of period               $ 105,557,374      $ 61,697,084
                                                     ================   ===============
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest                                         $ 5,685,319       $ 4,321,338
        Income taxes                                             $--         $ 445,000

See accompanying notes to financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)    Basis of financial statement preparation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit and in conformity with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, certain financial information and footnotes have been omitted or condensed. The condensed consolidated financial statements include the accounts of Umpqua Holdings Corporation (the Company), and its wholly-owned subsidiaries Umpqua Bank (the Bank) and Strand, Atkinson, Williams & York, Inc. (Strand, Atkinson). All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements include all necessary adjustments (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's 2000 annual report to shareholders. The results of operations for the 2001 interim periods shown in this report are not necessarily indicative of the results for any future interim period or the entire fiscal year.

(b) Earnings per share

Basic and diluted earnings per share are based on the weighted average number of common shares outstanding during each period, with diluted including the effect of potentially dilutive common shares. The weighted average number of common shares outstanding for basic and diluted earnings per share computations were as follows:

	3 months ended
	March 31, 2001	March 31, 2000
Net Income	$ 2,335,260	$ 2,335,260
Average O/S shares	14,402,380	14,359,337
Basic EPS	$ 0.16	$ 0.18
	===========	===========
Common Stock Equivalents	158,409	156,247
Fully diluted shares	14,560,789	14,515,584
Fully diluted EPS	$ 0.16	$ 0.17
	===========	===========

Options to purchase 208,643 shares of common stock for prices ranging from $10.05 to $13.59 per share were outstanding during the quarter ended March 31, 2001 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during the period.

(2) SEGMENT INFORMATION

For purposes of measuring and reporting the financial results, the Company is divided into two business segments; Community Banking and Retail Brokerage Services. The Community Banking segment consists of the operations conducted by the Company's subsidiary Umpqua Bank. The Bank provides a full array of credit and deposit products to meet the banking needs of its market area and targeted customers. At March 31, 2001, the Bank had 27 full service stores. The Retail Brokerage Services segment consists of the operations of the Company's subsidiary Strand, Atkinson, Williams & York, Inc. which was acquired in December 1999. Strand, Atkinson provides a full range of retail brokerage services to its clients and has sales counters at most of the Bank's stores. At March 31, 2001, Strand, Atkinson, Williams & York, Inc. had 47 full time brokers. The following table presents summary income statements and a reconciliation to the Company's consolidated totals for the three months ended March 31, 2001 and 2000 (in thousands).

                                                Three months ended March 31, 2001
                              Community  Retail Brokerage    Admin-     Elimin-
                               Banking      Services        istration   ations   Consolidated
                              ----------------------------------------------------------------
Interest Income               $ 14,652       $ 20             $ 32        $ (32)    $ 14,672
Interest Expense                 5,736         32               --          (32)       5,736
                              ----------------------------------------------------------------
  Net Interest Income            8,916        (12)              32           --       8,936
Provision for Loan Losses          260         --               --           --         260
Noninterest Income               1,893      1,931               --          (23)       3,801
Noninterest Expense              6,670      1,841               50          (23)       8,538
                              ----------------------------------------------------------------
  Income before Taxes            3,879         78              (18)          --       3,939
Income Tax Expense (Benefit)     1,566         53              (14)          --       1,605
                              ----------------------------------------------------------------
Net Income                     $ 2,313       $ 25             $ (4)        $ --     $ 2,334
                              ================================================================

                                                Three months ended March 31, 2000
                              Community  Retail Brokerage    Admin-     Elimin-
                               Banking      Services        istration   ations   Consolidated
                              ----------------------------------------------------------------
Interest Income               $ 12,649        $ 6             $ --         $ --     $ 12,655
Interest Expense                 4,301         --               --           --        4,301
                              ----------------------------------------------------------------
  Net Interest Income            8,348          6               --           --        8,354
Provision for Loan Losses          450         --               --           --          450
Noninterest Income               1,538      1,465               --          (15)       2,988
Noninterest Expense              5,778      1,186               19          (15)       6,968
                              ----------------------------------------------------------------
  Income before Taxes            3,658        285              (19)          --        3,924
Income Tax Expense (Benefit)     1,292        110               (7)          --        1,395
                              ----------------------------------------------------------------
Net Income                     $ 2,366      $ 175            $ (12)        $ --      $ 2,529
                              ================================================================

Total assets by segment have not changed materially since December 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of Umpqua Holdings Corporation's (the Company) financial condition at March 31, 2001 and the operating results for the three months then ended. When warranted, comparisons are made to the same period in 2000 and to December 31, 2000. This discussion should be read in conjunction with the financial statements (unaudited) contained elsewhere in this report. All numbers, except per share data, are expressed in thousands of dollars.

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

Financial Highlights

On a pre-merger expense basis, the Company earned $2,821 for the quarter ended March 31, 2001 compared with $2,529 for the same period in 2000, an 11.5% increase. Diluted earnings per share excluding merger expenses improved to $0.19 for the first quarter of 2001 compared with $0.17 for the first quarter of 2000. Return on average shareholders' equity was 14.2% and return on average assets was 1.46% for the quarter ended March 31, 2001 before merger related expenses. Including merger expenses of $486 (net of tax) the Company earned $2,335 for the quarter ended March 31, 2001.

Total assets reached $797.2 million at March 31, 2001, an $11.6 million increase since December 31, 2001.

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

Net interest income on a taxable equivalent basis was $9,165 for the quarter ended March 31, 2001 compared with $8,598 for the same period in 2000 (Table 1 and 2). The increase of $567 was primarily attributable to an increase in the volume of earning assets, offset by a compression in rates. Average earning assets increased $88 million or 14% compared with the prior year period. Loans, the largest component of earning assets, increased $80 million on average compared with the prior year period. Average investment securities available-for-sale decreased $24 million in the current year due to maturities and calls. Partly due to these maturities and calls, the average volume of temporary investments increased $32 million compared with prior year. Overall, the yield on earning assets improved to 8.51% for the quarter compared with 8.35% for the same period in the prior year. Average interest bearing liabilities increased $60 million compared with the prior year period. Of this increase, $85 million was in the time deposit category, generally the most expensive deposit product, offset by a $26 million decrease in term borrowings. As a result of the mix changes in interest bearing liabilities, the average cost of those liabilities increased 0.71% to 4.31% for the quarter ended March 31, 2001. Somewhat offsetting the increase in interest bearing liability cost was an increase in average noninterest bearing funding sources. Average noninterest bearing funding sources consist of noninterest bearing deposits, capital and other liabilities. Average noninterest bearing funding sources increased $34 million compared with the prior year period. As a result of the preceding changes, the interest spread (the difference between the yield on earning assets and the cost of interest bearing liabilities) decreased 0.54% to 4.20% for the quarter ended March 31, 2001 compared with the same period in the prior year. The net interest margin for the quarter ended March 31, 2001 was 5.24%, a decrease of 0.32% from the same period in the prior year.

Table 1                                          QUARTER ENDED MARCH 31, 2001                 QUARTER ENDED MARCH 31, 2000
                                           AVERAGE     INTEREST INCOME   AVERAGE YIELDS   AVERAGE   INTEREST INCOME  AVERAGE YIELDS
                                           BALANCE       OR EXPENSE          OR RATES     BALANCE    OR EXPENSE         OR RATES

(in thousands)
INTEREST-EARNING ASSETS:
Loans and loans held for sale (2)           $539,141        $ 12,270           9.23%      $ 458,516        $ 10,236           8.98%
Investment securities- Available for sale
   Taxable securities                         88,238           1,402           6.36%        113,757           1,799           6.33%
   Non-taxable securities(1)                  22,406             375           6.70%         21,319             357           6.70%
Investment securities- Held to maturity (1)   17,036             311           7.30%         18,011             365           8.11%
Trading account assets                         1,241              27           8.70%            527               9           6.83%
Temporary investments                         41,941             516           4.99%          9,520             133           5.62%
                                           -------------------------                      -------------------------
Total interest earning assets                710,003          14,901           8.51%        621,650          12,899           8.35%
Allowance for loan losses                     (7,195)                                        (7,381)
Other assets                                  77,785                                         72,633
                                           ---------                                      ---------
   Total assets                             $780,593                                      $ 686,902
                                           =========                                      =========

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and
   savings accounts                         $279,501         $ 1,839           2.67%      $ 283,337         $ 1,832           2.60%
Time deposits                                240,264           3,651           6.16%        155,324           1,893           4.90%
Repurchase agreements                          5,301              63           4.82%              0               0
Term debt                                     14,613             183           5.08%         41,230             576           5.62%
                                           -------------------------                      -------------------------
   Total interest-bearing liabilities        539,679           5,736           4.31%        479,891           4,301           3.60%
Non-interest-bearing deposits                157,234                                        131,146
Other liabilities                              3,257                                          4,779
                                           ---------                                      ---------
   Total liabilities                         700,170                                        615,816
Shareholders' equity                          80,423                                         71,086
                                           ---------                                      ---------
   Total liabilities and
    shareholders' equity                    $780,593                                      $ 686,902
                                           =========                                      =========

NET INTEREST INCOME (1)                                      $ 9,165                                        $ 8,598
                                                           =========                                      =========
NET INTEREST SPREAD                                                            4.20%                                          4.74%

AVERAGE YIELD ON EARNING ASSETS (1),(2)                                        8.51%                                          8.35%
INTEREST EXPENSE TO EARNING ASSETS                                             3.28%                                          2.78%
                                                                            --------                                      ---------
NET INTEREST INCOME TO EARNING ASSETS (1),(2)                                  5.24%                                          5.56%
(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% effective rate. The amount of such adjustment was an addition to recorded income of $229 and $244 for 2001 and 2000, respectively.
(2)	Non-accrual loans are included in average balance.

                                                              2001 COMPARED TO 2000
                                                      ----------------------------------
                                                              INCREASE (DECREASE)
                                                              DUE TO CHANGE IN
                                                      ----------------------------------
Table 2                                                 VOLUME     RATE       NET CHANGE

(in thousands)
INTEREST-EARNING ASSETS:
Loans(1)                                               $ 1,700      $ 334       $ 2,034
Investment securities- Available for sale
   Taxable securities                                     (404)         7          (397)
   Non-taxable securities(1)                                18         --            18
Investment securities- Held to maturity (1)                (20)       (34)          (54)
Trading account assets                                      12          6            18
Temporary investments                                      448        (65)          383
                                                     ----------------------------------
      Total (1)                                          1,755        247         2,002

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and
  savings accounts                                         (40)        47             7
Time deposits                                            1,011        747         1,758
Repurchase agreements                                       63         --            63
Term debt                                                 (374)       (19)         (393)
                                                     ----------------------------------
      Total                                                660        774         1,435
                                                     ----------------------------------
Net increase (decrease) in net interest income         $ 1,095     $ (528)        $ 567
                                                     ==================================
(1)	Tax-exempt interest income has been adjusted to a tax equivalent basis at a 35% effective tax rate.

Provision for Loan Losses

The provision for loan losses is management's estimate of the amount necessary to maintain an allowance for loan losses that is considered adequate based on the risk of losses in the loan portfolio (see additional discussion under Allowance for Loan Losses). The provision for loan losses for the quarter ended March 31, 2001 was $260 compared with $450 during the first quarter of 2000. Net charge-offs were $58 for the three months ended March 31, 2001 compared with net charge-offs of $144 for the same period in 2000. Nonperforming assets at March 31, 2001 were relatively unchanged from year-end 2000 levels at $996. The allowance for loan losses totaled $7,298, or 1.35% of total loans, at March 31, 2001 compared with $7,096, or 1.34% of total loans at December 31, 2000.

Noninterest Income

Noninterest income for the quarter ended March 31, 2001 was $3,801, an $814 increase over the same period in 2000. Brokerage commissions and fees, the largest component of noninterest income increased $450 over the prior year. This increase was due to the acquisition of Adams, Hess, Moore & Co. (Adams, Hess) by Strand, Atkinson in August 2000. Revenue generated by Adams, Hess was $620 in the first quarter of 2001. Service charges, the second largest component of noninterest income increased $263 compared with the same quarter in the prior year. Service charges increased primarily due to deposit fee repricings that occurred during the quarter. These repricings were a result of the integration of the deposit products at the Bank.

Noninterest Expense

Noninterest expense for the quarter ended March 31, 2001 was $8,538 compared with $6,968 for the same period in 2000. The primary reason for the increase were merger expenses incurred as a result of the merger of Valley of the Rogue Bank and South Umpqua Bank. Details of merger expenses incurred in 2001 were as follows:

Professional fees	$46
Severance and relocation	263
Premises and equipment write-downs	234
Computer conversions	62
Supplies	36
Other	147
Total	$788

Accrued merger expenses at March 31, 2001 were $367 and consisted of accrued severance and related expenses.

Salaries and employee benefits expense was $4,263 for the quarter ended March 31, 2001, up $196 compared with the same period in 2000. Salaries and benefits at Strand, Atkinson increased $412 due primarily to the acquisition of Adams, Hess in August 2000. Premises and equipment expense was $1,112 for the quarter ended March 31, 2001, an increase of $69 from the same period in the prior year. Again, the increase was primarily attributable to the acquisition of Adams, Hess. Additionally, the Bank opened a new store in Central Point in February 2001. Other noninterest expense which consists of marketing, services, insurance, other fees, communication costs, intangible amortization and other expense increased $518 over the first quarter of 2000 to $2,376.

Income taxes

The effective tax rate for the Company was 40.7% during the first quarter of 2001 compared with 35.5% during the first quarter of 2000. The increase was partially attributable to certain merger expenses which are not deductible for income tax purposes.

Financial Condition

Significant changes in the Company's financial position from December 31, 2000 to March 31, 2001 are as follows:

Investment securities available for sale-

Investment securities have decreased $35.5 million since year-end 2000 due primarily to early calls of approximately $34 million of U.S. agency securities. The cash flows from these calls has been temporarily invested in federal funds sold and interest bearing balances in other banks, which together have increased $37 million since year end.

Loans

Loans have increased $12 million since year end. Details of the loan portfolio at March 31, 2001 and December 31, 2000:

	March 31, 2001	December 31, 2000
Commercial & Industrial	$86,219	$104,559
Real Estate:
Construction	63,034	67,790
Residential and commercial	363,228	308,423
Individuals	28,307	47,662
Other	1,184	1,709
Total Loans	$541,972	$530,143
	==========	==========

Commitments to extend credit were $108 million at March 31, 2001 and $108 million at December 31, 2001.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level considered by management to be adequate to absorb losses inherent in the loan portfolio. Management monitors and evaluates the adequacy of the allowance on an ongoing basis. The following tools are used to manage and evaluate the loan portfolio:

•	Internal credit review and risk grading system
•	Regulatory examination results
•	Monitoring of charge-off, past due and non-performing activity and trends
•	Assessment of economic and business conditions in our market areas

On a quarterly basis losses inherent in the portfolio are estimated by reviewing the following key elements of the loan portfolio:

•	Portfolio performance measures
•	Portfolio mix
•	Portfolio growth rates
•	Historical loss rates
•	Portfolio concentrations
•	Current economic conditions in our market areas

The Company also tests the adequacy of the allowance for loan losses using the following methodologies:

•	Loss allocation by internally assigned risk rating
•	Loss allocation by portfolio type based on historic loan loss experience
•	The allowance as a percentage of total loans

The allowance for loan losses is based upon estimates of losses inherent in the portfolio. The amount of losses actually incurred can vary significantly from these estimates. Assessing the adequacy of the allowance on a quarterly basis allows management to adjust these estimates based upon the most recent information available.

Activity in the allowance for loan losses was as follows for the three month periods ending March 31:

	Three months ended
	March 31, 2001	March 31, 2000
Beginning Balance	$ 7,096	$ 6,973
Provision for Loan Losses	260	450
Charge-offs	(73)	(165)
Recoveries	15	21
Net charge-offs/recoveries	(58)	(144)
Ending Balance	$ 7,298	$ 7,279
	==========	==========

Deposits

Deposits have grown from $681 million at December 31, 2000 to $687 million at March 31, 2001. Details of deposits at December 31, 2000 and March 31, 2001 were as follows:

	March 31, 2001	December 31, 2000
Noninterest bearing demand	$ 163,464	$161,351
Interest bearing demand and Money market accounts	234,969	246,192
Savings	44,415	43,072
Time deposits	244,172	230,690
Total Deposits	$687,020	$681,305

Liquidity

Liquidity enables the Company to meet the borrowing needs of its customers and withdrawals of its depositors. The Company meets its liquidity needs through the maintenance of cash resources, lines of credit with other financial institutions, maturities and sales of investment securities available for sale, and a stable base of core deposits. Having a stable and diversified deposit base is a significant factor in the Company's long-term liquidity structure. At March 31, 2001 the Company had overnight investments of $70 million and available lines of credit of approximately $142 million with various financial institutions.

Capital Resources

Total shareholders' equity increased $2.6 million to $81.4 million at March 31, 2001. The increase was the result of earnings of $2.3 million, a $0.8 million increase in accumulated other comprehensive income and $0.1 million from the exercise of stock options, offset by dividends paid of $0.6 million. At March 31, 2001 the Company's Tier 1 and total risk-based capital ratios were approximately 11.70% and 12.87%. The Federal Reserve Board's minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8% respectively.

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

The Company uses an asset/liability model to measure and monitor interest rate risk. The model projects net interest income for the upcoming twelve months in various interest rate scenarios. The model the Company uses includes assumptions regarding prepayments of assets and early withdrawals of liabilities, the level and mix of interest earning assets and interest bearing liabilities, the level and responsiveness of interest rates on deposit products without stated maturities and the level of nonperforming assets. These assumptions are based on management's judgment and future expected pricing behavior. Actual results could vary significantly from the results derived from the model. The Company's interest rate risk has not changed materially since December 31, 2000. The Company also has increased its emphasis on noninterest sources of revenue in order to further stabilize future earnings.

Part II: OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a)    Exhibits.

       NONE

b)    Reports on Form 8-K.

       NONE

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UMPQUA HOLDINGS CORPORATION
(Registrant)

Dated May 14, 2001	/s/ Raymond P. Davis
Raymond P. Davis President and Chief Executive Officer

Dated May 14, 2001	/s/ Daniel A. Sullivan
Daniel A. Sullivan Executive Vice President and Chief Financial Officer