Form 10-Q
period 2001-06-30
UMPQUA HOLDINGS CORP
filed 2001-08-14
CIK 1077771

As Filed with the Securities and Exchange Commission on August 13, 2001

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: June 30, 2001
[_]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________.

Commission File Number:    000-25597

Umpqua Holdings Corporation
(Exact Name of Registrant as Specified in Its Charter)

Oregon	93-1261319
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

200 SW Market Street, Suite 1900
Portland, Oregon 97201
(address of Principal Executive Offices)(Zip Code)

(503) 546-2491
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              X      Yes             No

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practical date:

Common stock, no par value, outstanding as of July 31, 2001:     14,435,412

UMPQUA HOLDINGS CORPORATION
FORM 10-Q
QUARTERLY REPORT
TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	PAGE
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets: June 30, 2001 and December 31, 2000	3
	Condensed Consolidated Statements of Income: Three and six months ended June 30, 2001 and 2000	4
	Condensed Consolidated Statements of Comprehensive Income: Three and six months ended June, 2001 and 2000	5
	Condensed Consolidated Statements of Cash Flows: Six months ended June 30, 2001 and 2000	6
	Notes to Condensed Consolidated Financial Statements	7-9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18-19
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	none
Item 2.	Changes in Securities	none
Item 3.	Defaults Upon Senior Securities	none
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	none
Item 6.	Exhibits and Reports on Form 8-K	19
SIGNATURES		20

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

UMPQUA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2001	December 31, 2000
ASSETS Cash and due from banks	$ 44,052,589	$ 43,998,452
Interest bearing deposits in other banks	68,784,085	32,953,982
Total Cash and Cash Equivalents	112,836,674	76,952,434
Trading account assets	4,477,964	1,105,868
Investment securities available for sale	67,848,434	123,649,847
Investment securities held to maturity	16,373,147	17,060,488
Mortgage loans held for sale	6,196,790	1,534,060
Loans receivable	584,469,565	530,143,203
Less: Allowance for loan losses	(7,655,559)	(7,096,499)
Loans, net	576,814,006	523,046,704
Federal Home Loan Bank stock at cost	4,680,000	4,527,300
Property and equipment, net of depreciation	20,241,278	18,678,617
Other assets	6,130,602	7,979,686
Total Assets	$ 826,563,174 ==========	$ 785,648,262 ==========
LIABILITIES AND SHAREHOLDERS' EQUITY Deposits Noninterest bearing	$ 176,686,532	$ 161,351,466
Savings and interest-bearing checking	282,569,999	289,264,421
Time deposits	253,936,250	230,689,407
Total Deposits	713,192,781	681,305,294
Securities sold under agreements to repurchase	6,982,825	4,513,924
Term debt to Federal Home Loan Bank	14,598,000	14,618,000
Other liabilities	7,976,376	6,410,511
Total Liabilities	742,749,982	706,847,729
Commitments and contingencies SHAREHOLDERS' EQUITY Deposits Common stock (20,000,000 shares authorized; 14,435,412 and 14,378,784 shares outstanding at June 30, 2001 and December 31, 2000, respectively)	44,915,413	44,618,852
Retained earnings	38,509,578	34,523,533
Cumulative other comprehensive income (loss)	388,201	(341,852)
Total Shareholders' Equity	83,813,192	78,800,533
Total Liabilities and Shareholders' Equity	$ 826,563,174 ==========	$ 785,648,262 ==========

See accompanying notes to condensed consolidated financial statements

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

UMPQUA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Interest Income Interest and fees on loans	$ 12,576,572	$ 10,955,848	$ 24,846,728	$ 21,191,365
Interest on taxable securities	865,402	1,745,552	2,267,044	3,544,535
Interest on non-taxable securities	466,629	477,159	930,898	958,471
Interest on temporary investments	527,232	174,696	1,043,440	307,948
Interest on trading account assets	19,567	25,039	39,624	31,299
Total interest income	14,455,402	13,378,294	29,127,734	26,033,618
Interest Expense Interest on deposits	$ 5,031,672	$ 4,161,030	$ 10,522,176	$ 7,885,877
Interest on borrowings and repurchase agreements	230,670	452,203	475,941	1,028,583
Total interest expense	5,262,342	4,613,233	10,998,117	8,914,460
Net Interest Income	9,193,060	8,765,061	18,129,617	17,119,158
Provision for loan losses	420,000	584,500	680,000	1,034,500
Net interest income after provision for loan losses	8,773,060	8,180,561	17,449,617	16,084,658
Noninterest Income Service charges	1,571,581	1,242,686	2,977,296	2,385,913
Commissions	2,032,638	1,260,204	3,962,972	2,740,293
Other noninterest income	551,098	332,742	1,016,155	697,127
Total noninterest income	4,155,317	2,835,632	7,956,423	5,823,333
Noninterest Expense Salaries and employee benefits	4,304,312	4,042,301	8,566,983	8,109,032
Premises and equipment	1,210,555	969,010	2,322,311	2,011,768
Other noninterest expense	2,715,130	1,912,602	5,091,414	3,770,907
Merger expenses	181,052	--	968,670	--
Total noninterest expense	8,411,049	6,923,913	16,949,378	13,891,707
Income before income taxes	4,517,328	4,092,280	8,456,662	8,016,284
Provision for income taxes	1,712,546	1,543,492	3,316,620	2,938,001
Net Income	$ 2,804,782 =============	$ 2,548,788 =============	$ 5,140,042 =============	$ 5,078,283 =============
Earnings Per Share Basic	$ 0.19	$ 0.18	$ 0.36	$ 0.35
Diluted	$ 0.19	$ 0.18	$ 0.35	$ 0.35

See accompanying notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Net Income	$ 2,804,782	$ 2,548,788	$ 5,140,042	$ 5,078,283
Unrealized gains (losses) arising during the period on investment securities available for sale	(96,567)	232,365	1,185,247	(156,753)
Income tax expense (benefit) related to unrealized gains (losses) on investment securities	(28,133)	94,572	455,194	(53,280)
Net unrealized gains (losses) on investment securities available for sale	(68,434)	137,793	730,053	(103,473)

Comprehensive income	$ 2,736,348 =============	$ 2,686,581 =============	$ 5,870,095 =============	$ 4,974,810 =============

See accompanying notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2001	2000
Cash flows from operating activities: Net income	$ 5,140,042	$ 5,078,283
Adjustments to reconcile net income to net cash provided by operating activities: Federal Home Loan Bank stock dividends	(152,700)	(138,100)
Net increase in trading account assets	(3,372,096)	(590,826)
Amortization of investment premiums, net	45,353	68,841
Origination of loans held for sale	(33,760,444)	(9,913,409)
Proceeds from sales of loans held for sale	29,619,239	5,812,801
Amortization of intangibles	482,313	437,254
Provision for loan losses	680,000	1,034,500
Gain on sales of loans	(521,525)	(275,844)
Depreciation of premises and equipment	810,948	723,164
Net decrease (increase) in other assets	1,060,556	(393,216)
Net increase in other liabilities	1,588,020	107,182
Net cash provided by operating activities	1,619,706	1,950,630
Cash flows from operating activities: Purchases of investment securities	(6,035,625)	--
Maturities of investment securities	61,658,403	3,696,473
Principal repayments received on mortgage-backed and related securities	1,315,870	2,267,143
Maturities of investment securities held to maturity	690,000	770,000
Net loan originations	(54,447,302)	(30,283,237)
Purchase of loans Proceeds from sales of loans Purchases of premises and equipment	(2,373,609)	(909,561)
Net cash provided by (used in) investing activities	807,737	(24,459,182)
Cash flows from financing activities: Net increase in deposit liabilities	31,887,487	45,896,682
Net increase in securities sold under agreements to repurchase	2,468,901	625,271
Dividends paid on common stock	(1,153,996)	(1,612,928)
Repurchase of common stock	--	(116,665)
Proceeds from stock options exercised	274,405	103,888
Repayments of Federal Home Loan Bank borrowings	(20,000)	(10,520,000)
Net cash provided by financing activities	33,456,797	34,376,248
Net increase in cash and cash equivalents	35,884,240	11,867,696
Cash and cash equivalents, beginning of period	76,952,434	63,510,056
Cash and cash equivalents, end of period	$ 112,836,674 ============	$ 75,377,752 ============
Supplemental disclosures of cash flow information: Cash paid during the period for: Interest	$ 11,117,339	$ 8,855,725
Income taxes	$ 3,030,000	$ 2,746,000

See accompanying notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)     Basis of financial statement preparation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit and in conformity with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, certain financial information and footnotes have been omitted or condensed. The condensed consolidated financial statements include the accounts of Umpqua Holdings Corporation (the Company), and its wholly-owned subsidiaries Umpqua Bank (the Bank) and Strand, Atkinson, Williams & York, Inc. (Strand, Atkinson). All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements include all necessary adjustments (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company’s 2000 annual report to shareholders. The results of operations for the 2001 interim periods shown in this report are not necessarily indicative of the results for any future interim period or the entire fiscal year.

     (b)     Earnings per share

Basic and diluted earnings per share are based on the weighted average number of common shares outstanding during each period, with diluted including the effect of potentially dilutive common shares. The weighted average number of common shares outstanding for basic and diluted earnings per share computations were as follows:

	Three months ended		Six months ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
Net Income	$2,804,782 ===========	$2,548,788 ===========	$5,140,042 ===========	$5,078,283 ===========
Average O/S shares	14,424,583	14,377,182	14,413,543	14,368,259
Basic EPS	$0.19 ===========	$0.18 ===========	$0.36 ===========	$0.35 ===========
Common Stock Equivalents	177,602	148,047	168,058	152,147
Fully diluted shares	14,602,185	14,525,229	14,581,601	14,520,406
Fully diluted EPS	$0.19 ===========	$0.18 ===========	$0.35 ===========	$0.35 ===========

Options to purchase 142,690 shares of common stock for prices ranging from $11.68 to $13.59 per share were outstanding during the quarter ended June 30, 2001 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during the period.

(2)    SEGMENT INFORMATION

For purposes of measuring and reporting the financial results, the Company is divided into two business segments; Community Banking and Retail Brokerage Services. The Community Banking segment consists of the operations conducted by the Company’s subsidiary Umpqua Bank. The Bank provides a full array of credit and deposit products to meet the banking needs of its market area and targeted customers. At June 30, 2001, the Bank had 28 full service stores. The Retail Brokerage Services segment consists of the operations of the Company’s subsidiary Strand, Atkinson, Williams & York, Inc. which was acquired in December 1999. Strand, Atkinson provides a full range of retail brokerage services to its clients and has sales counters at most of the Bank’s stores. At June 30, 2001, Strand, Atkinson, Williams & York, Inc. had 40 full time brokers. The following table presents summary income statements and a reconciliation to the Company’s consolidated totals for the six months ended June 30, 2001 and 2000 (in thousands).

	Six months ended June 30, 2001
	Community Banking	Retail Brokerage Services		Administration and Eliminations	Consolidated
Interest Income	$ 29,088	$ 40		$ --	$ 29,128
Interest Expense	10,998	59		(59)	10,998
Net Interest Income	18,090	(19)		59	18,130
Provision for Loan Losses	680	--		--	680
Noninterest Income	4,046	3,963		(53)	7,956
Noninterest Expense	12,991	3,876		83	16,950
Income before Taxes	8,465	68		(77)	8,456
Income Tax Expense (Benefit)	3,275	72		(31)	3,316
Net Income	$ 5,190 ==============	$ (4 ==============	)	$ (46 ============== )	$ 5,140 ==============
	Six months ended June 30, 2000
	Community Banking	Retail Brokerage Services		Administration and Eliminations	Consolidated
Interest Income	$ 26,003	$ 31		$ --	$ 26,034
Interest Expense	8,914	--		--	8,914
Net Interest Income	17,089	31		--	17,120
Provision for Loan Losses	1,035	--		--	1,035
Noninterest Income	3,146	2,724		(47)	5,823
Noninterest Expense	11,620	2,319		(47)	13,892
Income before Taxes	7,580	436		--	8,016
Income Tax Expense (Benefit)	2,785	182		(29)	2,938
Net Income	$ 4,795 ==============	$ 254 ==============		$ 29 ==============	$ 5,078 ==============

Total assets by segment have not changed materially since December 31, 2000.

(3)     RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”.  The statement discontinues the use of the pooling of interest method of accounting for business combinations.  The statement is effective for all business combinations initiated after June 30, 2001.  Management has completed an evaluation of the effects of this statement and does not believe that it will have a material effect on the Company’s consolidated financial statements.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. The statement will require discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives.  Instead, these assets will be tested periodically for impairment and written down to their fair market value as necessary.  This statement is effective for fiscal years beginning after December 15, 2001, however, early adoption is allowed for companies that have not issued first quarter financial statements as of July 1, 2001.  The Company plans to adopt the provisions of this statement on January 1, 2002, and is currently evaluating the effect on the Company’s consolidated financial statements.

(4)     ACQUISITION OF INDEPENDENT FINANCIAL NETWORK

On June 22, 2001 the Company announced an agreement to acquire Independent Financial Network (IFN), a multi-bank holding company based in Coos Bay, Oregon with subsidiaries throughout Southwest Oregon. Upon approval of the agreement, IFN shareholders will receive 0.827 shares of Umpqua Holdings Corporation common stock for each share of IFN stock. All of IFN’s subsidiary banks will be consolidated into Umpqua Bank which will have consolidated assets of approximately $1.2 billion. The acquisition will be accounted for using the pooling method of accounting. Completion of the merger is expected by the end of 2001 and is subject to regulatory and shareholder approval.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of Umpqua Holdings Corporation’s (the Company) financial condition at June 30, 2001 and the operating results for the three and six month periods then ended. When warranted, comparisons are made to the same periods in 2000 and to December 31, 2000. This discussion should be read in conjunction with the financial statements (unaudited) contained elsewhere in this report. All numbers, except per share data, are expressed in thousands of dollars.

This discussion contains certain forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated. These risks and uncertainties include the Company’s ability to maintain or expand its market share and net interest margins, or to implement its marketing and growth strategies. Further, actual results may be affected by the Company’s ability to compete on price and other factors with other financial institutions; customer acceptance of new products and services; and general trends in the banking and the regulatory environment, as they relate to the Company’s cost of funds and returns on assets. In addition there are risks inherent in the banking industry relating to the collectability of loans and changes in interest rates. The reader is advised that this list of risks is not exhaustive and should not be construed as any prediction by the Company as to which risks would cause actual results to differ materially from those indicated by the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

Financial Highlights

On a pre-merger expense basis, the Company earned $2,915 for the quarter ended June 30, 2001 compared with $2,548 for the same period in 2000, a 14.4% increase. Diluted earnings per share excluding merger expenses improved to $0.20 for the quarter ended June 30, 2001 compared with $0.18 for the quarter ended June 30, 2000. Return on average shareholders’ equity was 14.2% and return on average assets was 1.47% for the quarter ended June 30, 2001 before merger related expenses. Including merger expenses of $181 ($110 net of tax) the Company earned $2,805 for the quarter ended June 30, 2001.

Excluding merger-related expenses the Company earned $5,736 for the six months ended June 30, 2001 compared with $5,078 for the comparable period in 2000, a 13.0% increase. Return on average shareholders’ equity was 14.3% and return on average assets was 1.47% for the six months ended June 30, 2001 before merger related expenses. Including merger expenses of $969 ($596 net of tax) the Company earned $5,140 for the six months ended June 30, 2001.

	Six months ended June 30,			Three months ended June 30,
	2001	2000	% of change	2001	2000	% of change
Interest income	$ 29,127,734	$ 26,033,619	11.9%	$ 14,455,402	$ 13,378,293	8.1%
Interest expense	10,998,117	8,914,460	23.4%	5,262,342	4,613,233	14.1%
Net interest income	18,129,617	17,119,159	5.9%	9,193,060	8,765,060	4.9%
Provision for loan losses	680,000	1,034,500	-34.3%	420,000	584,500	-28.1%
Non interest income	7,956,423	5,823,333	36.6%	4,155,317	2,835,632	46.5%
Non interest expense	15,980,708	13,891,708	15.0%	8,229,997	6,923,912	18.9%
Operating income before merger expense	9,425,332	8,016,284	17.6%	4,698,380	4,092,280	14.8%
Income Taxes	3,689,213	2,938,001	25.6%	1,783,682	1,543,492	15.6%
Income before merger expenses	5,736,119	5,078,283	13.0%	2,914,698	2,548,788	14.4%
Merger expenses net of tax benefit (1)	596,077	--		109,916	--
Net income	$ 5,140,042 ===========	$ 5,078,283 ===========	1.2%	$ 2,804,782 ===========	$ 2,548,788 ===========	10.0%

Total assets reached $826.6 million at June 30, 2001, a $41.0 million increase since December 31, 2001.

Results of Operations

Net interest income

Net interest income is the primary source of the Company’s revenue. Net interest income is the difference between interest income generated from earning assets, primarily loans and investment securities, and interest expense paid on customer deposits and debt. Changes in net interest income result from changes in “volume” and “rate”. Volume refers to the level of interest earning assets and interest bearing liabilities while rate refers to the underlying yields on assets and costs of liabilities.

Net interest income on a taxable equivalent basis was $9,408 for the quarter ended June 30, 2001 compared with $9,007 for the same period in 2000 (Tables 1 and 2). The increase of $402 was primarily attributable to an increase in the volume of earning assets, offset by a compression in the net interest margin. Average earning assets increased $85.9 million or 13.4% compared with the same period in the prior year. Average loans, the largest component of earning assets, increased $101.4 million on average compared with the prior year period. Average investment securities available-for-sale decreased $51.1 million in the current year due to maturities and calls. Partly due to these maturities and calls, the average volume of temporary investments increased $36.1 million compared with the prior year. Overall, the yield on earning assets decreased to 8.11% for the quarter compared with 8.56% for the same period in the prior year. Average interest bearing liabilities increased $56.4 million compared with the prior year period. Of this increase, $70.6 million was in the time deposit category, generally the most expensive deposit product, offset by a $17.4 million decrease in term borrowings. As a result of the mix changes in interest bearing liabilities, the average cost of those liabilities increased 0.08% to 3.90% for the quarter ended June 30, 2001. Somewhat offsetting the increase in interest bearing liability cost was a $19.6 million increase in average noninterest bearing deposits. As a result of the preceding changes, the interest spread (the difference between the yield on earning assets and the cost of interest bearing liabilities) decreased 0.53% to 4.22% for the quarter ended June 30, 2001 compared with the same period in the prior year. The net interest margin for the quarter ended June 30, 2001 was 5.20%, a decrease of 0.46% from the same period in the prior year.

Table 1	QUARTER ENDED JUNE 30, 2001			QUARTER ENDED JUNE 30, 2000
	AVERAGE BALANCE	INTEREST INCOME OR EXPENSE	AVERAGE YIELDS OR RATES	AVERAGE BALANCE	INTEREST INCOME OR EXPENSE	AVERAGE YIELDS OR RATES
(in thousands) INTEREST-EARNING ASSETS: Loans and loans held for sale (2)	$579,643	$ 12,577	8.70%	$478,264	$10,956	9.21%
Investment securities- Available for sale Taxable securities	57,855	865	5.98%	109,892	1,745	6.35%
Non-taxable securities(1)	22,181	370	6.68%	21,230	359	6.76%
Investment securities- Held to maturity (1)	16,399	303	7.40%	17,761	360	8.11%
Trading account assets	1,763	29	6.69%	932	25	10.73%
Temporary investments	47,664	527	4.43%	11,563	175	6.09%
Total interest earning assets	725,505	14,671	8.11%	639,642	13,620	8.56%
Allowance for loan losses	(7,502)			(7,578)
Other assets	75,044			71,836
Total assets	$793,047 ============			$ 703,900 ============
INTEREST-BEARING LIABILITIES: Interest-bearing checking and savings accounts	$278,963	$ 1,537	2.21%	$280,695	$1,725	2.47%
Time deposits	243,317	3,496		172,750	2,436	5.67%
Repurchase agreements	4,928	45	3.66%	0	0	--
Term debt	14,602	185	5.08%	32,013	452	5.68%
Total interest-bearing liabilities	541,810	5,263	3.90%	485,458	4,613	3.82%
Non-interest-bearing deposits	162,711			143,112
Other liabilities	5,973			2,081
Total liabilities	710,494			630,651
Shareholders' equity	82,553			73,249
Total liabilities and shareholders' equity	$793,047 ==========			$703,900 ==========
NET INTEREST INCOME (1)		$9,408 ==========			$9,007 ==========
NET INTEREST SPREAD			4.21%			4.74%
AVERAGE YIELD ON EARNING ASSETS (1),(2)			8.11%			8.56%
INTEREST EXPENSE TO EARNING ASSETS			2.91%			2.90%
NET INTEREST INCOME TO EARNING ASSETS(1),(2)			5.20% ==========			5.66% ==========

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% effective rate. The amount of such adjustment was an addition to recorded income of $210 and $164 for 2001 and 2000, respectively.
(2)	Non-accrual loans are included in average balance.

Table 2 Analysis of changes in interest differential    The following table sets forth, on a tax-equivalent basis, a summary of the changes in net interest income resulting from changes in volumes and rates. Changes not due solely to changes in volume or rate are allocated to rate.

Table 2	QTD 6/30/01 COMPARED TO QTD 6/30/00
	INCREASE (DECREASE) DUE TO CHANGE IN
	VOLUME	RATE	NET CHANGE
(in thousands) INTEREST-EARNING ASSETS: Loans(1)	$ 2,329	$ (708)	$ 1,621
Investment securities- Available for sale Taxable securities	(826)	(54)	(880)
Non-taxable securities(1)	16	(5)	11
Investment securities- Held to maturity (1)	(28)	(29)	(57)
Trading account assets	22	(18)	4
Temporary investments	548	(196)	352
Total (1)	2,061	(1,010)	1,051
INTEREST-BEARING LIABILITIES: Interest-bearing checking and savings accounts	(11)	(177)	(188)
Time deposits	998	63	1,061
Repurchase agreements	45	--	45
Term Debt	(247)	(21)	(268)
Total	785	(135)	650
Net increase (decrease) in net interest income	$1,276 =============	$(875 ============= )	$401 =============
(1)	Tax-exempt interest income has been adjusted to a tax equivalent basis at a 35% effective tax rate.

Net interest income on a taxable equivalent basis was $18,576 for the six months ended June 30, 2001 compared with $17,605 for the same period in 2000 (Tables 3 and 4). The increase was due to the increase in average earning assets in 2001 compared with 2000. Average earning assets were $717.8 million in 2001 compared with $630.4 million in 2000. Average loans, the largest component of earning assets, increased $91.3 million for the first six months of 2001 compared with the same period in the prior year. The yield on earning assets decreased from 8.51% for the six months ended June 30, 2000 to 8.31% for the same period in 2001. The decrease was primarily due to decreases in the yield on loans and temporary investments. The cost of interest bearing liabilities increased to 4.10% for the six months ended June 30, 2001 compared with 3.73% for the first six months of 2000. The increase was due partially to increases in the cost of time deposits, as well as a change in the mix of interest-bearing liabilities. Average time deposits were 34% of interest-bearing liabilities for the first six months of 2000 compared with 45% of interest bearing deposits for the first six months of 2001. As a result of the preceding changes, the interest spread (the difference between the yield on earning assets and the cost of interest bearing liabilities) decreased 0.56% to 4.21% for the six months ended June 30, 2001 compared with the same period in the prior year. The net interest margin for the six months ended June 30, 2001 was 5.22%, a decrease of 0.43% from the same period in the prior year.

Table 3	SIX MONTHS ENDED ENDED JUNE 30, 2001			SIX MONTHS ENDED JUNE 30, 2000
	AVERAGE BALANCE	INTEREST INCOME OR EXPENSE	AVERAGE YIELDS OR RATES	AVERAGE BALANCE	INTEREST INCOME OR EXPENSE	AVERAGE YIELDS OR RATES
(in thousands) INTEREST-EARNING ASSETS: Loans and loans held for sale (2)	$559,504	$24,847	8.96%	$468,165	$21,191	9.15%
Investment securities- Available for sale Taxable securities	72,963	2,267	6.21%	111,825	3,544	6.34%
Non-taxable securities(1)	22,293	746	6.69%	21,275	716	6.73%
Investment securities- Held to maturity (1)	16,716	615	7.36%	17,886	725	8.11%
Trading account assets	1,503	57	7.53%	729	35	9.60%
Temporary investments	44,818	1,043	4.69%	10,542	308	5.91%
Total interest earning assets	717,797	29,575	8.31%	630,422	26,519	8.51%
Allowance for loan losses	(7,349)			(7,480)
Other assets	76,407			72,459
Total assets	$786,854 ========			$695,401 ========
INTEREST-BEARING LIABILITIES: Interest-bearing checking and savings accounts	$279,231	$3,376	2.44%	$282,016	$3,556	2.55%
Time deposits	241,799	7,147	5,96%	164,037	4,330	5.34%
Repurchase agreements	5,114	108	4.26%	--		--
Term debt	14,608	368	5.08%	36,622	1,028	5.68%
Total interest-bearing liabilities	540,750	10,999	4.10%	482,675	8,914	3.73%
Non-interest-bearing deposits	159,988			137,129
Other liabilities	4,622			3,430
Total liabilities	705,361			623,234
Shareholders' equity	81,494			72,167
Total liabilities and shareholders' equity	$786,854 ========			$695,401 ========
NET INTEREST INCOME (1)		$18,576 ========			$17,605 ========
NET INTEREST SPREAD			4.21%			4.77%
AVERAGE YIELD ON EARNING ASSETS (1),(2)			8.31%			8.51%
INTEREST EXPENSE TO EARNING ASSETS			3.09%			2.86%
NET INTEREST INCOME TO EARNING ASSETS (1),(2)			5.22% ========			5.65% ========

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% effective rate. The amount of such adjustment was an addition to recorded income of $427 and $595 for 2001 and 2000, respectively.
(2)	Non-accrual loans are included in average balance.

Table 4	2001 COMPARED TO 2000
	INCREASE (DECREASE) DUE TO CHANGE IN
	VOLUME	RATE	NET CHANGE
(in thousands) INTEREST-EARNING ASSETS: Loans(1)	$ 4,416	$ (490)	$ 3,656
Investment securities- Available for sale Taxable securities	(1,232)	(45)	(1,277)
Non-taxable securities(1)	34	(4)	30
Investment securities- Held to maturity (1)	(47)	(62)	(109)
Trading account assets	37	(16)	21
Temporary investments	1,004	(269)	735
Total (1)	3,942	(886)	3,056
INTEREST-BEARING LIABILITIES: Interest-bearing checking and savings accounts	(35)	(145)	(180)
Time deposits	2,058	759	2,817
Repurchase agreements	108	--	108
Term Debt	(620)	(40)	(660)
Total	1,511	574	2,085
Net increase (decrease) in net interest income	$2,431 =============	$(1,460 ============= )	$971 =============

(1)	Tax-exempt interest income has been adjusted to a tax equivalent basis at a 35% effective tax rate.

Provision for Loan Losses

The provision for loan losses is management’s estimate of the amount necessary to maintain an allowance for loan losses that is considered adequate based on the risk of losses in the loan portfolio (see additional discussion under Allowance for Loan Losses). The provision for loan losses for the quarter ended June 30, 2001 was $420 compared with $585 during the second quarter of 2000. Net charge-offs were $63 for the three months ended June 30, 2001 compared with net charge-offs of $743 for the same period in 2000.

The provision for loan losses was $680 for the six months ended June 30, 2001 compared with $1,035 for the first six months of 2000. Net charge-offs were $121 for the first six months of 2001 compared with $743 for the first six months of 2000.

Nonperforming assets at June 30, 2001 were $1,967, up from $931 at December 31, 2000. The allowance for loan losses totaled $7,656, or 1.31% of total loans, at June 30, 2001 compared with $7,096, or 1.34% of total loans at December 31, 2000.

Noninterest Income

Noninterest income for the quarter ended June 30, 2001 was $4,155, a $1,319 increase over the same period in 2000. Brokerage commissions and fees, the largest component of noninterest income increased $773 over the prior year. This increase was due to the acquisition of Adams, Hess, Moore & Co. (Adams, Hess) by Strand, Atkinson in August 2000. Revenue generated by Adams, Hess was $674 in the second quarter of 2001. Service charges, the second largest component of noninterest income increased $329 compared with the same quarter in the prior year. Service charges increased primarily due to deposit fee repricings that occurred during the first quarter of 2001. These repricings were a result of the integration of the deposit products at the Bank.

For the first six months of 2001 noninterest income was $7,956 compared with $5,823 for the same period in the prior year. Brokerage commissions and fees were up $1,223 for the first six months of 2001 due primarily to the acquisition of Adams, Hess. Revenue generated by Adams, Hess was $1,294 for the first six months of 2001. Service charges were $2,977 for the six months ended June 30, 2001 compared with $2,386 for the first six months of 2000, a 25% increase.

Noninterest Expense

Noninterest expense for the quarter ended June 30, 2001 was $8,411 compared with $6,924 for the same period in 2000. Salaries and employee benefits expense was $4,304 for the quarter ended June 30, 2001, up $258 compared with the same period in 2000. Salaries and benefits at Strand, Atkinson increased $548 due primarily to the acquisition of Adams, Hess in August 2000. Premises and equipment expense was $1,211for the quarter ended June 30, 2001, an increase of $242 from the same period in the prior year. The increase was attributable to the acquisition of Adams, Hess as well as the opening of a new store in Central Point in February 2001 and increased data processing expenses. Other noninterest expense which consists of marketing, services, insurance, other fees, communication costs, intangible amortization and other expense increased $802 over the second quarter of 2000 to $2,715. Merger expenses were $181 for the quarter ended June 30, 2001 and were related to the acquisition of Valley of the Rogue Bank in November 2000. No additional charges are anticipated related to this merger.

Noninterest expense for the six months ended June 30, 2001 was $16,949 compared with $13,892 for the same period in the prior year.

Details of merger expenses incurred in 2001 were as follows:

Professional fees	$ 88
Supplies	48
Severance and relocation	284
Premises and equipment write-downs	212
Computer conversions	161
Other	176
Total	$ 969

Accrued merger expenses at June 30, 2001 were $206 and consisted of accrued severance and related expenses.

Income taxes

The effective tax rate for the Company was 37.9% during the second quarter of 2001 compared with 37.7% during the first quarter of 2000. The effective tax rate for the first six months of 2001 was 39.2% compared with 36.7% during the first six months of 2000.

Financial Condition

Significant changes in the Company's financial position from December 31, 2000 to June 30, 2001 are as follows:

Investment Securities Available for Sale

Investment securities have decreased $55.8 million since year-end 2000 due primarily to early calls of approximately $50 million of U.S. agency securities. The cash flows from these calls has been temporarily invested in federal funds sold and interest bearing balances in other banks, which together have increased $35.8 million since year-end.

Loans

Loans have increased $54.3 million since year-end. Details of the loan portfolio at June 30, 2001 and December 31, 2000:

	June 30, 2001	December 31, 2000
Commercial & Industrial	$100,183	$104,559
Real Estate: Construction	76,902	67,790
Residential and commercial	358,419	308,423
Individuals	48,357	47,662
Other	609	$ 1,709
Total Loans	$584,470 =============	$530,143 =============

Commitments to extend credit were $106 million at June 30, 2001 and $108 million at December 31, 2000.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level considered by management to be adequate to absorb losses inherent in the loan portfolio. Management monitors and evaluates the adequacy of the allowance on an ongoing basis. The following tools are used to manage and evaluate the loan portfolio:

  Internal credit review and risk grading system
  Regulatory examination results
  Monitoring of charge-off, past due and non-performing activity and trends
  Assessment of economic and business conditions in our market areas

On a quarterly basis losses inherent in the portfolio are estimated by reviewing the following key elements of the loan portfolio:

  Portfolio performance measures
  Portfolio mix
  Portfolio growth rates
  Historical loss rates
  Portfolio concentrations
  Current economic conditions in our market areas

The Company also tests the adequacy of the allowance for loan losses using the following methodologies:

  Loss allocation by internally assigned risk rating
  Loss allocation by portfolio type based on historic loan loss experience
  The allowance as a percentage of total loans

The allowance for loan losses is based upon estimates of losses inherent in the portfolio. The amount of losses actually incurred can vary significantly from these estimates. Assessing the adequacy of the allowance on a quarterly basis allows management to adjust these estimates based upon the most recent information available.

Activity in the allowance for loan losses was as follows for the three and six month periods ending June 30, 2001 and 2000:

	Three months ended June 30,2001	Year to Date June 30,2001	Three months ended June 30,2000	Year to Date June 30,2000
Beginning Balance	$7,298	$7,096	$7,279	$6,973
Provision for Loan Losses	420	680	585	1,035
Charge-offs	(90)	(182)	(616)	(780)
Recoveries	28	62	16	36
Net charge-offs/recoveries	(62)	(120)	(600)	(744)
Ending Balance	$7,656 ============	$7,656 ============	$7,264 ============	$7,264 ============

Deposits

Deposits have grown from $681 million at December 31, 2000 to $713 million at June 30, 2001. Details of deposits at December 31, 2000 and June 30, 2001 were as follows:

	June 30, 2001	December 31, 2000
Noninterest bearing demand	$ 176,686	$ 161,351
Interest Bearing demand and Money market accounts	237,305	246,192
Savings	45,265	43,072
Time deposits	253,936	230,690
Ttotal Deposits	$ 713,192 ==============	$ 681,305 ==============

Liquidity

Liquidity enables the Company to meet the borrowing needs of its customers and withdrawals of its depositors. The Company meets its liquidity needs through the maintenance of cash resources, lines of credit with other financial institutions, maturities and sales of investment securities available for sale, and a stable base of core deposits. Having a stable and diversified deposit base is a significant factor in the Company’s long-term liquidity structure. At June 30, 2001 the Company had overnight investments of $68.7 million and available lines of credit of approximately $200 million with various financial institutions.

Capital Resources

Total shareholders’ equity increased $5.0 million to $83.8 million at June 30, 2001. The increase was the result of earnings of $5.1 million, a $0.7 million increase in accumulated other comprehensive income and $0.3 million from the exercise of stock options, offset by dividends paid of $1.2 million. At June 30, 2001 the Company’s Tier 1 and total risk-based capital ratios were approximately 10.76% and 13.04%. The Federal Reserve Board’s minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8% respectively.

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

The Company uses an asset/liability model to measure and monitor interest rate risk. The model projects net interest income for the upcoming twelve months in various interest rate scenarios. The model the Company uses includes assumptions regarding prepayments of assets and early withdrawals of liabilities, the level and mix of interest earning assets and interest bearing liabilities, the level and responsiveness of interest rates on deposit products without stated maturities and the level of nonperforming assets. These assumptions are based on management’s judgment and future expected pricing behavior. Actual results could vary significantly from the results derived from the model. The Company’s interest rate risk has not changed materially since December 31, 2000. The Company also has increased its emphasis on noninterest sources of revenue in order to further stabilize future earnings.

Part II: OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual shareholders' meeting on April 25, 2001. At the meeting the following Directors were elected to serve 3-year terms:

	Votes For	Votes Withheld
Raymond P. Davis	11,991,679	65,322
David B. Frohnmayer	11,871,495	185,506
William A. Haden	11,926,261	130,740

The following Directors continued to serve out the remainder of their terms, either 1 or 2 years:    Scott Chambers, James Coleman, Ronald Doan, John Dunkin, Allyn Ford, Lynn Herbert, and Larry Parducci.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits NONE
(b)	Reports on Form 8-K

          On June 22, 2001, Umpqua filed a report on Form 8-K (Item 5) announcing that Umpqua and Independent Financial Network, Inc. ("IFN") entered into an Agreement and Plan of Reorganization, pursuant to which IFN will merge with and into Umpqua.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UMPQUA HOLDINGS CORPORATION
(Registrant)

Dated: August 13, 2001	/s/ Raymond P. Davis Raymond P. Davis President and Chief Executive Officer
Dated: August 13, 2001	/s/ Daniel A. Sullivan Daniel A. Sullivan Executive Vice President and Chief Financial Officer