Form 10-Q/A
period 2001-06-30
UMPQUA HOLDINGS CORP
filed 2001-09-24
CIK 1077771

As Filed with the Securities and Exchange Commission on September 21, 2001

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q/A

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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

UMPQUA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2001	December 31, 2000
ASSETS Cash and due from banks	$ 44,052,589	$ 43,998,452
Interest bearing deposits in other banks	68,784,085	32,953,982
Total Cash and Cash Equivalents	112,836,674	76,952,434
Trading account assets	4,477,964	1,105,868
Investment securities available for sale	67,848,434	123,649,847
Investment securities held to maturity	16,373,147	17,060,488
Mortgage loans held for sale	6,196,790	1,534,060
Loans receivable	584,469,565	530,143,203
Less: Allowance for loan losses	(7,655,559)	(7,096,499)
Loans, net	576,814,006	523,046,704
Federal Home Loan Bank stock at cost	4,680,000	4,527,300
Property and equipment, net of depreciation	20,241,278	18,678,617
Intangibles	10,964,279	11,113,258
Other assets	6,130,602	7,979,686
Total Assets	$ 826,563,174 ==========	$ 785,648,262 ==========
LIABILITIES AND SHAREHOLDERS' EQUITY Deposits Noninterest bearing	$ 176,686,532	$ 161,351,466
Savings and interest-bearing checking	282,569,999	289,264,421
Time deposits	253,936,250	230,689,407
Total Deposits	713,192,781	681,305,294
Securities sold under agreements to repurchase	6,982,825	4,513,924
Term debt to Federal Home Loan Bank	14,598,000	14,618,000
Other liabilities	7,976,376	6,410,511
Total Liabilities	742,749,982	706,847,729
Commitments and contingencies SHAREHOLDERS' EQUITY Deposits Common stock (20,000,000 shares authorized; 14,435,412 and 14,378,784 shares outstanding at June 30, 2001 and December 31, 2000, respectively)	44,915,413	44,618,852
Retained earnings	38,509,578	34,523,533
Cumulative other comprehensive income (loss)	388,201	(341,852)
Total Shareholders' Equity	83,813,192	78,800,533
Total Liabilities and Shareholders' Equity	$ 826,563,174 ==========	$ 785,648,262 ==========

See accompanying notes to condensed consolidated financial statements

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

UMPQUA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Interest Income Interest and fees on loans	$ 12,576,572	$ 10,955,848	$ 24,846,728	$ 21,191,365
Interest on taxable securities	865,402	1,745,552	2,267,044	3,544,535
Interest on non-taxable securities	466,629	477,159	930,898	958,471
Interest on temporary investments	527,232	174,696	1,043,440	307,948
Interest on trading account assets	19,567	25,039	39,624	31,299
Total interest income	14,455,402	13,378,294	29,127,734	26,033,618
Interest Expense Interest on deposits	5,031,672	4,161,030	10,522,176	7,885,877
Interest on borrowings and repurchase agreements	230,670	452,203	475,941	1,028,583
Total interest expense	5,262,342	4,613,233	10,998,117	8,914,460
Net Interest Income	9,193,060	8,765,061	18,129,617	17,119,158
Provision for loan losses	420,000	584,500	680,000	1,034,500
Net interest income after provision for loan losses	8,773,060	8,180,561	17,449,617	16,084,658
Noninterest Income Service charges	1,571,581	1,242,686	2,977,296	2,385,913
Commissions	2,032,638	1,260,204	3,962,972	2,740,293
Other noninterest income	551,098	332,742	1,016,155	697,127
Total noninterest income	4,155,317	2,835,632	7,956,423	5,823,333
Noninterest Expense Salaries and employee benefits	4,304,312	4,042,301	8,566,983	8,109,032
Premises and equipment	1,210,555	969,010	2,322,311	2,011,768
Other noninterest expense	2,715,130	1,912,602	5,091,414	3,770,907
Merger expenses	181,052	--	968,670	--
Total noninterest expense	8,411,049	6,923,913	16,949,378	13,891,707
Income before income taxes	4,517,328	4,092,280	8,456,662	8,016,284
Provision for income taxes	1,712,546	1,543,492	3,316,620	2,938,001
Net Income	$ 2,804,782 =============	$ 2,548,788 =============	$ 5,140,042 =============	$ 5,078,283 =============
Earnings Per Share Basic	$ 0.19	$ 0.18	$ 0.36	$ 0.35
Diluted	$ 0.19	$ 0.18	$ 0.35	$ 0.35

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

Table 1	QUARTER ENDED JUNE 30, 2001			QUARTER ENDED JUNE 30, 2000
	AVERAGE BALANCE	INTEREST INCOME OR EXPENSE	AVERAGE YIELDS OR RATES	AVERAGE BALANCE	INTEREST INCOME OR EXPENSE	AVERAGE YIELDS OR RATES
(in thousands) INTEREST-EARNING ASSETS: Loans and loans held for sale (2)	$579,643	$ 12,577	8.70%	$478,264	$10,956	9.21%
Investment securities- Available for sale Taxable securities	57,855	865	5.98%	109,892	1,745	6.35%
Non-taxable securities(1)	22,181	370	6.68%	21,230	359	6.76%
Investment securities- Held to maturity (1)	16,399	303	7.40%	17,761	360	8.11%
Trading account assets	1,763	29	6.69%	932	25	10.73%
Temporary investments	47,664	527	4.43%	11,563	175	6.09%
Total interest earning assets	725,505	14,671	8.11%	639,642	13,620	8.56%
Allowance for loan losses	(7,502)			(7,578)
Other assets	75,044			71,836
Total assets	$793,047 ============			$ 703,900 ============
INTEREST-BEARING LIABILITIES: Interest-bearing checking and savings accounts	$278,963	$ 1,537	2.21%	$280,695	$1,725	2.47%
Time deposits	243,317	3,496	5.76%	172,750	2,436	5.67%
Repurchase agreements	4,928	45	3.66%	--	--	--
Term debt	14,602	185	5.08%	32,013	452	5.68%
Total interest-bearing liabilities	541,810	5,263	3.90%	485,458	4,613	3.82%
Non-interest-bearing deposits	162,711			143,112
Other liabilities	5,973			2,081
Total liabilities	710,494			630,651
Shareholders' equity	82,553			73,249
Total liabilities and shareholders' equity	$793,047 ==========			$703,900 ==========
NET INTEREST INCOME (1)		$9,408 ==========			$9,007 ==========
NET INTEREST SPREAD			4.21%			4.74%
AVERAGE YIELD ON EARNING ASSETS (1),(2)			8.11%			8.56%
INTEREST EXPENSE TO EARNING ASSETS			2.91%			2.90%
NET INTEREST INCOME TO EARNING ASSETS(1),(2)			5.20% ==========			5.66% ==========

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% effective rate. The amount of such adjustment was an addition to recorded income of $210 and $164 for 2001 and 2000, respectively.
(2)	Non-accrual loans are included in average balance.

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

Table 3	SIX MONTHS ENDED ENDED JUNE 30, 2001			SIX MONTHS ENDED JUNE 30, 2000
	AVERAGE BALANCE	INTEREST INCOME OR EXPENSE	AVERAGE YIELDS OR RATES	AVERAGE BALANCE	INTEREST INCOME OR EXPENSE	AVERAGE YIELDS OR RATES
(in thousands) INTEREST-EARNING ASSETS: Loans and loans held for sale (2)	$559,504	$24,847	8.96%	$468,165	$21,191	9.15%
Investment securities- Available for sale Taxable securities	72,963	2,267	6.21%	111,825	3,544	6.34%
Non-taxable securities(1)	22,293	746	6.69%	21,275	716	6.73%
Investment securities- Held to maturity (1)	16,716	615	7.36%	17,886	725	8.11%
Trading account assets	1,503	57	7.53%	729	35	9.60%
Temporary investments	44,818	1,043	4.69%	10,542	308	5.91%
Total interest earning assets	717,797	29,575	8.31%	630,422	26,519	8.51%
Allowance for loan losses	(7,349)			(7,480)
Other assets	76,407			72,459
Total assets	$786,854 ========			$695,401 ========
INTEREST-BEARING LIABILITIES: Interest-bearing checking and savings accounts	$279,231	$3,376	2.44%	$282,016	$3,556	2.55%
Time deposits	241,799	7,147	5,96%	164,037	4,330	5.34%
Repurchase agreements	5,114	108	4.26%	--		--
Term debt	14,608	368	5.08%	36,622	1,028	5.68%
Total interest-bearing liabilities	540,750	10,999	4.10%	482,675	8,914	3.73%
Non-interest-bearing deposits	159,988			137,129
Other liabilities	4,622			3,430
Total liabilities	705,361			623,234
Shareholders' equity	81,494			72,167
Total liabilities and shareholders' equity	$786,854 ========			$695,401 ========
NET INTEREST INCOME (1)		$18,576 ========			$17,605 ========
NET INTEREST SPREAD			4.21%			4.77%
AVERAGE YIELD ON EARNING ASSETS (1),(2)			8.31%			8.51%
INTEREST EXPENSE TO EARNING ASSETS			3.09%			2.86%
NET INTEREST INCOME TO EARNING ASSETS (1),(2)			5.22% ========			5.65% ========

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% effective rate. The amount of such adjustment was an addition to recorded income of $427 and $595 for 2001 and 2000, respectively.
(2)	Non-accrual loans are included in average balance.

Table 4	2001 COMPARED TO 2000
	INCREASE (DECREASE) DUE TO CHANGE IN
	VOLUME	RATE	NET CHANGE
(in thousands) INTEREST-EARNING ASSETS: Loans(1)	$ 4,146	$ (490)	$ 3,656
Investment securities- Available for sale Taxable securities	(1,232)	(45)	(1,277)
Non-taxable securities(1)	34	(4)	30
Investment securities- Held to maturity (1)	(47)	(62)	(109)
Trading account assets	37	(16)	21
Temporary investments	1,004	(269)	735
Total (1)	3,942	(886)	3,056
INTEREST-BEARING LIABILITIES: Interest-bearing checking and savings accounts	(35)	(145)	(180)
Time deposits	2,058	759	2,817
Repurchase agreements	108	--	108
Term Debt	(620)	(40)	(660)
Total	1,511	574	2,085
Net increase (decrease) in net interest income	$2,431 =============	$(1,460 ============= )	$971 =============

(1)	Tax-exempt interest income has been adjusted to a tax equivalent basis at a 35% effective tax rate.

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

UMPQUA HOLDINGS CORPORATION
(Registrant)

Dated: September 21, 2001	/s/ Raymond P. Davis Raymond P. Davis President and Chief Executive Officer
Dated: September 21, 2001	/s/ Daniel A. Sullivan Daniel A. Sullivan Executive Vice President and Chief Financial Officer