Form 10-Q
period 2001-09-30
UMPQUA HOLDINGS CORP
filed 2001-11-14
CIK 1077771

As Filed with the Securities and Exchange Commission on November 14, 2001

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: September 30, 2001

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

Common stock, no par value, outstanding as of October 29, 2001: 14,489,238

UMPQUA HOLDINGS CORPORATION
FORM 10-Q
QUARTERLY REPORT
TABLE OF CONTENTS
_____________

PART I	FINANCIAL INFORMATION	PAGE
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets: September 30, 2001 and December 31, 2000	3
	Condensed Consolidated Statements of Income: Three and nine months ended September 30, 2001 and 2000	4
	Condensed Consolidated Statements of Comprehensive Income: Three and nine months ended September, 2001 and 2000	5
	Condensed Consolidated Statements of Cash Flows: Nine months ended September 30, 2001 and 2000	6
	Notes to Condensed Consolidated Financial Statements	7-9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-22
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23-24
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	none
Item 2.	Changes in Securities	none
Item 3.	Defaults Upon Senior Securities	none
Item 4.	Submission of Matters to a Vote of Security Holders	none
Item 5.	Other Information	none
Item 6.	Exhibits and Reports on Form 8-K	24
SIGNATURES		25

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

UMPQUA HOLDINGS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2001	December 31, 2000
ASSETS		
Cash and due from banks	$ 51,622,877	$ 43,998,452
Interest bearing deposits in other banks	62,937,512	32,953,982
Total Cash and Cash Equivalents	114,560,389	76,952,434
Trading account assets	3,190,053	1,105,868
Investment securities available for sale	90,194,395	123,649,847
Investment securities held to maturity	16,314,499	17,060,488
Mortgage loans held for sale	5,855,728	1,534,060
Loans receivable	607,111,183	530,143,203
Less: Allowance for loan losses	(7,952,276)	(7,096,499)
Loans, net	599,158,907	523,046,704
Federal Home Loan Bank stock at cost	4,762,500	4,527,300
Property and equipment, net of depreciation	20,482,854	18,678,617
Intangibles	10,720,073	11,113,258
Other assets	6,680,024	7,979,686
Total Assets	$ 871,919,422	$ 785,648,262
LIABILITIES AND SHAREHOLDERS' EQUITY		
Deposits		
Noninterest bearing	$ 190,961,063	$ 161,351,466
Savings and interest-bearing checking	305,326,639	289,264,421
Time deposits	255,688,242	230,689,407
Total Deposits	751,975,944	681,305,294
Securities sold under agreements to repurchase	14,048,665	4,513,924
Term debt to Federal Home Loan Bank	14,588,000	14,618,000
Other liabilities	4,061,899	6,410,511
Total Liabilities	784,674,508	706,847,729
Commitments and contingencies		
SHAREHOLDERS' EQUITY		
Common stock (20,000,000 shares authorized; 14,489,238 and 14,378,784 shares outstanding at September 30, 2001 and December 31, 2000, respectively)	45,312,265	44,618,852
Retained earnings	41,003,828	34,523,533

UMPQUA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30, 2001	2000
Cash flows from operating activities:		
Net income	$ 8,213,862	$ 7,586,825
Adjustments to reconcile net income to net cash provided by operating activities:		
Federal Home Loan Bank stock dividends	(235,200)	(209,600)
Net increase in trading account assets	(2,084,185)	(1,002,971)
Amortization of investment premiums, net	89,839	98,214
Origination of loans held for sale	(49,220,381)	(12,645,495)
Proceeds from sales of loans held for sale	45,730,416	11,230,463
Amortization of intangibles	726,520	667,437
Provision for loan losses	1,100,000	1,409,500
Gain on sales of loans	(831,703)	(403,298)
Depreciation of premises and equipment	1,321,823	1,169,702
Net decrease (increase) in other assets	641,417	(2,042,859)
Net (decrease) increase in other liabilities	(2,828,774)	2,015,557
Net cash provided by operating activities	2,623,634	7,873,475
Cash flows from investing activities:		
Purchases of investment securities	(43,619,818)	-
Maturities of investment securities	76,564,436	3,723,786
Principal repayments received on mortgage-backed and related securities	2,492,729	3,524,833
Maturities of investment securities held to maturity	750,000	955,000
Net loan originations	(80,726,600)	(52,536,885)
Proceeds from sales of loans	3,514,397	-
Purchases of premises and equipment	(3,126,060)	(2,337,249)
Net cash used in investing activities	(44,150,916)	(46,670,515)
Cash flows from financing activities:		
Net increase in deposit liabilities	70,670,650	87,287,369
Net increase in securities sold under agreements to repurchase	9,534,741	5,107,215
Dividends paid on common stock	(1,733,566)	(2,827,715)
Repurchase of common stock	-	(116,655)
Proceeds from stock options exercised	693,412	210,212
Repayments of Federal Home Loan Bank borrowings	(30,000)	(31,530,000)
Net cash provided by financing activities	79,135,237	58,130,416
Net increase in cash and cash equivalents	37,607,955	19,333,376
Cash and cash equivalents, beginning of period	76,952,434	63,510,056
Cash and cash equivalents, end of period	$ 114,560,389	$ 82,843,432
Supplemental disclosures of cash flow information:		
Cash paid during the period for:		
Interest	$ 16,209,400	$ 13,720,718
Income taxes	$ 5,070,000	$ 3,925,500

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Options to purchase 131,692 shares of common stock for prices ranging from $11.68 to $13.59 per share were outstanding during the quarter ended September 30, 2001 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during the period.

(2) SEGMENT INFORMATION

For purposes of measuring and reporting the financial results, the Company is divided into two business segments; Community Banking and Retail Brokerage Services. The Community Banking segment consists of the operations conducted by the Company's subsidiary Umpqua Bank. The Bank provides a full array of credit and deposit products to meet the banking needs of its market area and targeted customers. At September 30, 2001, the Bank had 28 full service stores. The Retail Brokerage Services segment consists of the operations of the Company's subsidiary Strand, Atkinson, Williams & York, Inc. which was acquired in December 1999. Strand, Atkinson provides a full range of retail brokerage services to its clients and has sales counters at most of the Bank's stores. At September 30, 2001, Strand, Atkinson, Williams & York, Inc. had 40 full time brokers. The following table presents summary income statements and a reconciliation to the Company's consolidated totals for the nine months ended September 30, 2001 and 2000 (in thousands).

Nine months ended September 30, 2001			
	Community Banking	Retail Brokerage Services	Administration and Eliminations	Consolidated
Interest Income	$ 43,910	$ 67	$ -	$ 43,977
Interest Expense	16,090	84	(84)	16,090
Net Interest Income	27,820	(17)	84	27,887
Provision for Loan Losses	1,100	-	-	1,100
Noninterest Income	6,191	6,184	(94)	12,281
Noninterest Expense	19,457	6,016	131	25,604
Income before Taxes	13,454	151	(141)	13,464
Income Tax Expense (Benefit)	5,180	125	(55)	5,250
Net Income	$ 8,274	$ 26	$ (86)	$ 8,214

	Nine months ended September 30, 2000			
	Community Banking	Retail Brokerage Services	Administration and Eliminations	Consolidated
Interest Income	$ 40,120	$ 57	$ -	$ 40,177
Interest Expense	14,040	21	(21)	14,040
Net Interest Income	26,080	36	21	26,137
Provision for Loan Losses	1,410	-		1,410
Noninterest Income	4,869	4,503	(77)	9,295
Noninterest Expense	17,805	3,982	58	21,845
Income before Taxes	11,734	557	(114)	12,177
Income Tax Expense (Benefit)	4,384	244	(38)	4,590
Net Income	$ 7,350	$ 313	$ (76)	$ 7,587

Three months ended September 30, 2001			
	Community Banking	Retail Brokerage Services	Administration and Eliminations	Consolidated
Interest Income	$ 14,847	$ 27	$ -	$ 14,874
Interest Expense	5,092	25	(25)	5,092
Net Interest Income	9,755	2	25	9,782
Provision for Loan Losses	420	-	-	420
Noninterest Income	2,120	2,221	(41)	4,300
Noninterest Expense	6,466	2,140	48	8,654
Income before Taxes	4,989	83	(64)	5,008
Income Tax Expense (Benefit)	1,905	53	(24)	1,934
Net Income	$ 3,084	$ 30	$ (40)	$ 3,074

	Three months ended September 30, 2000			
	Community Banking	Retail Brokerage Services	Administration and Eliminations	Consolidated
Interest Income	$ 14,117	$ 26	$ -	$ 14,143
Interest Expense	5,126	21	(21)	5,126
Net Interest Income	8,991	5	21	9,017
Provision for Loan Losses	375	-	-	375
Noninterest Income	1,723	1,779	(30)	3,472
Noninterest Expense	6,185	1,663	105	7,953
Income before Taxes	4,154	121	(114)	4,161
Income Tax Expense (Benefit)	1,599	62	(9)	1,652
Net Income	$ 2,555	$ 59	$ (105)	$ 2,509

Total assets by segment have not changed materially since December 31, 2000.
  RECENT ACCOUNTING PRONOUNCEMENTS

  In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations".  The statement discontinues the use of the pooling of interests method of accounting for business combinations.  The statement is effective for all business combinations initiated after June 30, 2001.  Management has completed an evaluation of the effects of this statement and does not believe that it will have a material effect on the Company's consolidated financial statements.

  In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". The statement will require discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives.  Instead, these assets will be tested periodically for impairment and written down to their fair market value as necessary.  This statement is effective for fiscal years beginning after December 15, 2001, however, early adoption is allowed for companies that have not issued first quarter financial statements as of July 1, 2001.  The Company plans to adopt the provisions of this statement on January 1, 2002, and is currently evaluating the effect on the Company's consolidated financial statements.

  ACQUISITION OF INDEPENDENT FINANCIAL NETWORK

On June 22, 2001 the Company announced an agreement to acquire Independent Financial Network Inc. (IFN), a multi-bank holding company based in Coos Bay, Oregon with subsidiaries throughout Southwest Oregon. Upon completion of the transaction, IFN shareholders will receive 0.827 shares of Umpqua Holdings Corporation common stock for each share of IFN stock. The exchange ratio could decrease to 0.80 under certain conditions. All of IFN's subsidiary banks will be merged into Umpqua Bank which will have consolidated assets of approximately $1.2 billion. The acquisition will be accounted for using the pooling of interests method of accounting except the acquisition of the minority interests in McKenzie State Banks (MSB) and Oregon State Banks (OSB), both majority-owned subsidiaries of IFN. Shareholders of MSB and OSB other than IFN will receive 1.3 shares of Umpqua Holdings Corporation common stock for each share of MSB and OSB stock. Completion of the merger is expected by the end of 2001 and is subject to regulatory and shareholder approval.

On August 21, 2001 the Company announced an agreement to acquire Linn-Benton Bank, a community-based bank headquartered in Albany, Oregon. Umpqua will issue approximately 889,000 Umpqua shares to acquire 60% of the Bank's outstanding shares at a fixed exchange ratio of approximately 944 Umpqua shares for each share of Linn-Benton Bank. The exchange ratio is subject to adjustment under certain conditions. The remaining 40% of the outstanding shares will be acquired for cash for $12.75 per share. The transaction will qualify as a tax-free reorganization with no tax effect to the extent shareholders receive Umpqua stock. The transaction will be accounted for under the purchase accounting method. Completion of the merger is expected by the end of 2001 and is subject to regulatory and shareholder approval. At September 30, 2001 Linn-Benton had total loans of $89 million, total deposits of $98 million, and total assets of $115 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of Umpqua Holdings Corporation's (the Company) financial condition at September 30, 2001 and the operating results for the three and nine month periods then ended. When warranted, comparisons are made to the same periods in 2000 and to December 31, 2000. This discussion should be read in conjunction with the financial statements (unaudited) contained elsewhere in this report. All numbers, except per share data, are expressed in thousands of dollars.

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

Financial Highlights

The Company earned $3,074 for the quarter ended September 30, 2001 compared with $2,508 for the same period in 2000, a 22.5% increase. Diluted earnings per share improved to $0.21 for the quarter ended September 30, 2001 compared with $0.17 for the quarter ended September 30, 2000. Return on average shareholders' equity was 14.26% and return on average assets was 1.43% for the quarter ended September 30, 2001.

Excluding merger-related expenses the Company earned $8,810 for the nine months ended September 30, 2001 compared with $7,805 for the comparable period in 2000, a 12.9% increase. Return on average shareholders' equity was 14.2% and return on average assets was 1.45% for the nine months ended September 30, 2001 before merger related expenses. Including merger expenses of $969 ($596 net of tax) the Company earned $8,214 for the nine months ended September 30, 2001.

Total assets reached $871.9 million at September 30, 2001, an $86.3 million increase since December 31, 2000.

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

Net interest income on a taxable equivalent basis was $10,035 for the quarter ended September 30, 2001 compared with $9,197 for the same period in 2000 (Tables 1 and 2). The increase of $838 was primarily attributable to an increase in the volume of earning assets, offset by a compression in the net interest margin. Average earning assets increased $108 million or 16.2% compared with the same period in the prior year. Average loans, the largest component of earning assets, increased $108.5 million on average compared with the prior year period. Average investment securities available-for-sale decreased $52.6 million in the current year due to maturities and calls. Partly due to these maturities and calls, the average volume of temporary investments increased $51.4 million compared with the prior year. Overall, the yield on earning assets decreased to 7.71% for the quarter compared with 8.50% for the same period in the prior year. This decrease was due to repricing of the Company's variable rate loans and the increase in average temporary investments. Average interest bearing liabilities increased $79.8 million compared with the prior year period. Of this increase, $63.9 million was in the time deposit category, generally the most expensive deposit product. The average rate on interest bearing liabilities decreased 0.62% compared with the same period in the prior year as the Company reduced rates paid on its deposit products. Somewhat offsetting the increase in interest bearing liability cost was a $22.8 million increase in average noninterest bearing deposits and a $10.9 million increase in shareholders' equity. As a result of the preceding changes, the interest spread (the difference between the yield on earning assets and the cost of interest bearing liabilities) decreased 0.17% to 4.27% for the quarter ended September 30, 2001 compared with the same period in the prior year. The net interest margin for the quarter ended September 30, 2001 was 5.11%, a decrease of 0.35% from the same period in the prior year.

Table 2 Analysis of changes in interest differential The following table sets forth, on a tax-equivalent basis, a summary of the changes in net interest income resulting from changes in volumes and rates. Changes not due solely to changes in volume or rate are allocated to rate.

Net interest income on a taxable equivalent basis was $28,584 for the nine months ended September 30, 2001 compared with $26,867 for the same period in 2000 (Tables 3 and 4). The increase was due to an increase in average earning assets in 2001 compared with 2000. Average earning assets were $742.6 million in 2001 compared with $643.8 million in 2000. Average loans, the largest component of earning assets, increased $97.4 million for the first nine months of 2001 compared with the same period in the prior year. The yield on earning assets decreased from 8.49% for the nine months ended September 30, 2000 to 8.04% for the same period in 2001. The decrease was primarily due to decreases in the yield on loans and temporary investments and was due to the generally declining market rates that existed during the first nine months of 2001. The cost of interest bearing liabilities increased to 3.86% for the nine months ended September 30, 2001 compared with 3.82% for the first nine months of 2000. The increase was due to increases in the cost of time deposits. Although time deposit rates have declined substantially over the past six months, these deposits reprice only when they mature. Since they generally have maturities from 6-12 months, the average rate on these deposits react more slowly to changes in market rates than do interest bearing and savings deposits. As a result of the preceding changes, the interest spread (the difference between the yield on earning assets and the cost of interest bearing liabilities) decreased 0.49% to 4.18% for the nine months ended September 30, 2001 compared with the same period in the prior year. The net interest margin for the nine months ended September 30, 2001 was 5.15%, a decrease of 0.42% from the same period in the prior year.

Provision for Loan Losses

The provision for loan losses is management's estimate of the amount necessary to maintain an allowance for loan losses that is considered adequate based on the risk of losses in the loan portfolio (see additional discussion under Allowance for Loan Losses). The provision for loan losses for the quarter ended September 30, 2001 was $420 compared with $375 during the third quarter of 2000. Net charge-offs were $124 for the three months ended September 30, 2001 compared with net charge-offs of $23 for the same period in 2000.

The provision for loan losses was $1,100 for the nine months ended September 30, 2001 compared with $1,409 for the first nine months of 2000. Net charge-offs were $244 for the first nine months of 2001 compared with $766 for the first nine months of 2000.

Nonperforming assets at September 30, 2001 were $1,143, up slightly from $931 at December 31, 2000. The allowance for loan losses totaled $7,952, or 1.31% of total loans, at September 30, 2001 compared with $7,096, or 1.34% of total loans at December 31, 2000.

Noninterest Income

Noninterest income for the quarter ended September 30, 2001 was $4,300, an $828 increase over the same period in 2000. Brokerage commissions and fees, the largest component of noninterest income increased $442 over the prior year. This increase was due to the acquisition of Adams, Hess, Moore & Co. (Adams, Hess) by Strand, Atkinson in August 2000. Service charges, the second largest component of noninterest income increased $180 compared with the same quarter in the prior year. Service charges increased primarily due to deposit fee repricings that occurred during the first quarter of 2001. These repricings were a result of the integration of the deposit products at the Bank.

For the first nine months of 2001 noninterest income was $12,281 compared with $9,295 for the same period in the prior year. Brokerage commissions and fees were up $1,665 for the first nine months of 2001 due primarily to the acquisition of Adams, Hess. Service charges were $6,184 for the nine months ended September 30, 2001 compared with $4,519 for the first nine months of 2000, a 37% increase. This increase was primarily due to deposit fee repricings that occurred in the first quarter of 2001. Other noninterest income was $1,639 for the first nine months of 2001 compared with $1,089 for the same period in 2000. The primary reason for the increase was gain on the sale of loans which increased from $403 in 2000 to $832 in 2001.

Noninterest Expense

Noninterest expense for the quarter ended September 30, 2001 was $8,655 compared with $7,954 for the same period in 2000. Salaries and employee benefits expense was $4,677 for the quarter ended September 30, 2001, up $222 compared with the same period in 2000. Salaries and benefits at Strand, Atkinson increased $261 due primarily to the acquisition of Adams, Hess in August 2000. Premises and equipment expense was $1,257 for the quarter ended September 30, 2001, an increase of $197 from the same period in the prior year. The increase was attributable to the acquisition of Adams, Hess as well as the opening of a new store in Central Point in February 2001 and increased data processing expenses. Other noninterest expense which consists of marketing, services, insurance, other fees, communication costs, intangible amortization and other expense increased $501 over the second quarter of 2000 to $2,721.

Noninterest expense for the nine months ended September 30, 2001 was $25,604 compared with $21,846 for the same period in the prior year. Salaries and benefits expense was up $648 primarily due to the acquisition of Adams, Hess in August 2000. Premises and equipment expenses increased 15% to $3,551 due to the opening of the Central Point store in February and the acquisition of Adams, Hess. Other noninterest expenses increased $1,881 to $7,872 for the first nine months of 2001. Merger expenses associated with the acquisition of VRB Bancorp totaled $969 for the first nine months of 2001.

Details of merger expenses incurred in 2001 were as follows:

Professional fees	$ 88
Supplies	48
Severance and relocation	284
Premises and equipment write-downs	212
Computer conversions	161
Other	176
Total	969

Accrued merger expenses at September 30, 2001 were $84 and consisted of accrued severance and related expenses.

Income taxes

The effective tax rate for the Company was 38.6% during the third quarter of 2001 compared with 39.7% during the third quarter of 2000. The effective tax rate for the first nine months of 2001 was 39.0% compared with 37.7% during the first nine months of 2000.

Financial Condition

Significant changes in the Company's financial position from December 31, 2000 to September 30, 2001 are as follows:

Investment securities available for sale

Investment securities have decreased $33.5 million since year-end 2000 due primarily to early calls of approximately $70 million of U.S. agency securities, offset by purchases of collateralized mortgage-backed securities of $43.6 million. Cash flows from these calls that have not been invested in investment securities have been temporarily invested in federal funds sold and interest bearing balances in other banks, which together have increased $30.0 million since year-end.

Loans

Loans have increased $77.0 million since year-end. Details of the loan portfolio at September 30, 2001 and December 31, 2000:

Commitments to extend credit were $135 million at September 30, 2001 and $108 million at December 31, 2000.

Credit Risk Management

Umpqua Bank's Credit Administration and Credit Quality Departments are responsible for the establishment and oversight of the Bank's credit risk policies. The credit policies address underwriting standards, internal lending limits, portfolio concentration levels, a credit risk grading system, and processes for monitoring credit risk in the portfolios. Loans are primarily monitored by closely following changes and trends in assigned risk ratings and changes and trends in past due and collection activity. Consumer loans are categorized according to the Federal Financial Institution Examination Council (FFIEC) Uniform Retail Credit Classification and Account Management Policy. Commercial loans are assigned individual risk ratings. These ratings are assigned at origination by the lender based upon individual credit analysis; these ratings are reviewed by management. The Credit Quality Department independently reviews newly originated and renewed loans to ensure risk ratings are appropriate. Credit Quality also reviews loans with repeated past-due payments to determine if the risk grade is still appropriate. The review findings are reported to senior management and the Audit Committee.

Loans placed on non-accrual status are further evaluated for potential impairment and possible loss based upon review and discussion among lending officers, collection officers, credit review, credit administration, and senior management. Factors considered include the market value of collateral, cash flows generated by the borrower, third-party guarantees, the general economic climate, and any specific industry trends that may affect an individual loan.

Between 1996 and 2000, the bank's loan portfolio grew from $214.2 million to $530.1 million as a result of increased market share and expansion into new locations. Umpqua Bank maintains sound underwriting practices for loans advanced, but management realizes that loan growth adds a level of unseasoned loans to the portfolio. Management has funded the allowance to keep pace with loan growth and support unseasoned risk. The make-up of the loan portfolio changed with the loan growth. The portfolio has gradually evolved from a 75 / 25 percent mix between commercial and consumer borrowers in 1997 to an 85 / 15 percent mix at third-quarter 2001 (see loan discussion). This migration resulted in an increase in the average loan size and an increase in exposure to the higher level risk associated with commercial and commercial real estate loans. Correspondingly, management has funded the reserve for this risk.

A general economic slow-down began in 2000 and Oregon's economy followed that of the nation. In 2000 Oregon's employment rate began to lag that of the nation. Douglas County's unemployment rate climbed also and continues to be among the highest in the state. Both personal and business bankruptcy filings were on the rise in Oregon in 2000. Umpqua Bank, headquartered in Douglas County saw an increase in consumer loan losses as a result of bankruptcy filings. Two of the Bank's wood-industry commercial customers filed bankruptcy resulting in charge-offs recorded in 2000 and 2001. As economic conditions continued to weaken in the first half of 2001, Umpqua Bank saw a gradual increase in its internally identified watch credits.

Loan Loss Provision

Loan loss reserve allocations are calculated based on risk grades of commercial loans and classification ratings of consumer loans. Loans receive risk grades based on the evaluation of the quality of the individual credit. The evaluation is based on the financial strength of the borrower and/or the valuation of the underlying collateral. Loan loss reserve allocations for risk grades are based on industry standards, historical loss rates, and management's assessment of the economic climate and current conditions. Potential problem loans are reviewed for impairment and assigned a specific allocation of the allowance if appropriate. While reserve amounts are allocated to various portfolio categories or classifications, the total reserve, less the portion attributable to reserves as prescribed under provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", is available to absorb losses from any loan category.

Activity in the allowance for loan losses was as follows for the three and nine month periods ending September 30, 2001 and 2000:

Umpqua Bank maintains an allowance for loan and lease losses to absorb losses in the loan portfolio. Management monitors the loan portfolio and evaluates the adequacy of the allowance quarterly. The reserve is maintained at a level management considers adequate to cover the risk in the portfolio.

Umpqua Bank follows guidance from the Interagency Policy Statement issued by the Council (FFIEC) regarding Allowance for Loan and Lease Losses Methodologies. Quarterly, management determines the appropriate allowance for loan losses using the following three methodologies:

  Loss allocation to groups of loans by internal risk grade

  Loss allocation by loan type

  Loss allocation by historical loss percentage

Management's determination of the adequacy of the reserve is based on an assessment of the risk in the portfolio given the conditions at the time. This assessment consists of certain loans being evaluated on an individual basis, as well as all loans being categorized based on common credit risk attributes and being evaluated as a group. The adequacy of the allowance is monitored on an ongoing basis and is based on management's evaluation of numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio's risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and non-performing trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information.

Deposits

Deposits have grown from $681 million at December 31, 2000 to $752 million at September 30, 2001. Details of deposits at December 31, 2000 and September 30, 2001 were as follows:

Liquidity

Liquidity enables the Company to meet the borrowing needs of its customers and withdrawals of its depositors. The Company meets its liquidity needs through the maintenance of cash resources, lines of credit with other financial institutions, maturities and sales of investment securities available for sale, and a stable base of core deposits. Having a stable and diversified deposit base is a significant factor in the Company's long-term liquidity structure. At September 30, 2001 the Company had overnight investments of $62.9 million and available lines of credit of approximately $200 million with various financial institutions.

Capital Resources

Total shareholders' equity increased $8.4 million from December 31, 2000 to $87.2 million at September 30, 2001. The increase was the result of earnings of $8.2 million, a $1.3 million increase in accumulated other comprehensive income and $0.6 million from the exercise of stock options, offset by dividends paid of $1.7 million. At September 30, 2001 the Company's Tier 1 and total risk-based capital ratios were approximately 8.98% and 10.91%. The Federal Reserve Board's minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.

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

The Company uses an asset/liability model to measure and monitor interest rate risk. The model projects net interest income for the upcoming twelve months in various interest rate scenarios. The model the Company uses includes assumptions regarding prepayments of assets and early withdrawals of liabilities, the level and mix of interest earning assets and interest bearing liabilities, the level and responsiveness of interest rates on deposit products without stated maturities and the level of nonperforming assets. These assumptions are based on management's judgment and future expected pricing behavior. Actual results could vary significantly from the results derived from the model. Since December 31, 2000 the Federal Reserve has reduced the Federal Funds rate ten times to its current level of 2.00 percent. Reduction in the Federal Funds rate negatively impact the amount of interest the Company earns on its variable rate loans and overnight investments. To mitigate this impact the Company has significantly reduced the interest rates paid on its deposit products during 2001. Deposit rates are currently very low and further reductions in the Federal Funds could negatively impact the Company's earnings. The Company also has increased its emphasis on noninterest sources of revenue in order to further stabilize future earnings.

Part II: OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

The following exhibits are filed with or incorporated by reference into this report on Form 10-Q and this list shall constitute the exhibit index:

10.1 Agreement and Plan of Reorganization dated August 20, 2001 between

Umpqua Holdings Corporation, Umpqua Bank and Linn-Benton Bank.

10.2 Agreement and Plan of Reorganization dated June 22, 2001 between

Umpqua Holdings Corporation, Umpqua Bank and Independent Financial Network, Inc. incorporated by reference to Appendix I to Umpqua Holdings Corporation's Definitive Proxy Statement filed November 7, 2001 (Accession # 0000912057-01-538032).

(b) Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UMPQUA HOLDINGS CORPORATION
(Registrant)

Dated November 14, 2001 /s/ Raymond P. Davis
Raymond P. Davis
President and Chief Executive
Officer

Dated November 14, 2001 /s/ Daniel A. Sullivan
Daniel A. Sullivan
Executive Vice President and
Chief Financial Officer