Form 10-Q/A
period 2001-09-30
UMPQUA HOLDINGS CORP
filed 2002-01-09
CIK 1077771

As Filed with the Securities and Exchange Commission on January 9, 2002

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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

UMPQUA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2001	December 31, 2000
ASSETS		
Cash and due from banks	$ 51,622,877	$ 43,998,452
Interest bearing deposits in other banks	62,937,512	32,953,982
Total Cash and Cash Equivalents	114,560,389	76,952,434
Trading account assets	3,190,053	1,105,868
Investment securities available for sale	90,194,395	123,649,847
Investment securities held to maturity	16,314,499	17,060,488
Mortgage loans held for sale	5,855,728	1,534,060
Loans receivable	607,111,183	530,143,203
Less: Allowance for loan losses	(7,952,276)	(7,096,499)
Loans, net	599,158,907	523,046,704
Federal Home Loan Bank stock at cost	4,762,500	4,527,300
Property and equipment, net of depreciation	20,482,854	18,678,617
Intangibles	10,720,073	11,113,258
Other assets	6,680,024	7,979,686
Total Assets	$ 871,919,422	$ 785,648,262
LIABILITIES AND SHAREHOLDERS' EQUITY		
Deposits		
Noninterest bearing	$ 190,961,063	$ 161,351,466
Savings and interest-bearing checking	305,326,639	289,264,421
Time deposits	255,688,242	230,689,407
Total Deposits	751,975,944	681,305,294
Securities sold under agreements to repurchase	14,048,665	4,513,924
Term debt to Federal Home Loan Bank	14,588,000	14,618,000
Other liabilities	4,061,899	6,410,511
Total Liabilities	784,674,508	706,847,729
Commitments and contingencies		
SHAREHOLDERS' EQUITY		
Common stock (20,000,000 shares authorized; 14,489,238 and 14,378,784 shares outstanding at September 30, 2001 and December 31, 2000, respectively)	45,312,265	44,618,852
Retained earnings	41,003,828	34,523,533
Cumulative other comprehensive income (loss)	928,821	(341,852)
Total Shareholders' Equity	87,244,914	78,800,533
Total Liabilities and Shareholders' Equity	$ 871,919,422	$ 785,648,262

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

Table 3

(in thousands)	NINE MONTHS ENDED SEPTEMBER 30, 2001 AVERAGE BALANCE	INTEREST INCOME OR EXPENSE	AVERAGE YIELDS OR RATES	NINE MONTHS ENDED SEPTEMBER 30, 2000 AVERAGE BALANCE	INTEREST INCOME OR EXPENSE	AVERAGE YIELDS OR RATES
INTEREST-EARNING ASSETS:						
Loans and loans held for sale (2)	$ 572,921	$ 37,618	8.78%	$ 475,495	$ 32,665	9.18%
Investment securities- Available for sale						
Taxable securities	71,583	3,145	5.86%	110,664	5,266	6.34%
Non-taxable securities(1)	22,216	1,127	6.77%	21,372	1,067	6.66%
Investment securities- Held to maturity (1)	16,631	927	7.43%	17,630	1,012	7.65%
Trading account assets	1,861	100	7.16%	977	74	10.10%
Temporary investments	57,384	1,757	4.09%	17,646	823	6.23%
Total interest earning assets	742,596	44,674	8.04%	643,784	40,907	8.49%
Allowance for loan losses	(7,459)			(7,623)		
Other assets	79,195			73,531		
Total assets	$ 814,332			$ 709,692		
INTEREST-BEARING LIABILITIES:						
Interest-bearing checking and savings accounts	$ 286,735	$ 4,792	2.23%	$ 284,120	$ 5,461	2.57%
Time deposits	248,570	10,559	5.68%	175,620	7,258	5.52%
Repurchase agreements	7,510	185	3.29%	-		-
Term debt	14,603	554	5.07%	31,480	1,321	5.61%
Total interest-bearing liabilities	557,418	16,090	3.86%	491,220	14,040	3.82%
Non-interest-bearing deposits	168,364			141,298		
Other liabilities	5,548			4,197		
Total liabilities	731,330			636,715		
Shareholders' equity	83,002			72,977		
Total liabilities and shareholders' equity	$ 814,332			$ 709,692		
NET INTEREST INCOME (1)		$ 28,584			$ 26,867	
NET INTEREST SPREAD			4.18%			4.67%
AVERAGE YIELD ON EARNING ASSETS (1),(2)			8.04%			8.49%
INTEREST EXPENSE TO EARNING ASSETS			2.90%			2.91%
NET INTEREST INCOME TO EARNING ASSETS (1),(2)			5.15%			5.57%

(1) Tax exempt income has been adjusted to a tax equivalent basis at a 35% effective rate.
The amount of such adjustment was an addition to recorded income of $697 and $731 for 2001 and 2000, respectively.

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

UMPQUA HOLDINGS CORPORATION

(Registrant)

 Dated January 9, 2002 /s/ Raymond P. Davis
Raymond P. Davis
President and Chief Executive
Officer

Dated January 9, 2002 /s/ Daniel A. Sullivan
Daniel A. Sullivan
Executive Vice President and
Chief Financial Officer