Form 10-K
period 2001-12-31
UMPQUA HOLDINGS CORP
filed 2002-04-01
CIK 1077771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

or

[    ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number:

Umpqua Holdings Corporation
(Exact name of registrant as specified in its charter)
Oregon (State or other jurisdiction of incorporation or organization)	93-1261319 (I.R.S. Employer Identification Number)
200 S.W. Market Street, Suite 1900, Portland, Oregon (Address of principal executive offices)	97201 (Zip Code)

Registrant's telephone number, including area code: 503-546-2490

Securities registered pursuant to Section 12(b) of the Act: None	Name of exchange on which registered None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

Indicate by check mark if disclosure of delinquent filing pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 15, 2002, there were 19,964,676 shares of common stock outstanding. The aggregate market value of common stock held by non-affiliates was $304,062,015.50 at March 15, 2002, based on the sale price of such stock on such date as reported by the NASDAQ National Market System.

Documents Incorporated by Reference:

Portions of the 2001 Annual Report to Shareholders are incorporated by reference in Part II hereof. Portions of the registrant's definitive proxy statement for the 2002 annual meeting of shareholders are incorporated by reference in Part III hereof.

Part I

Item 1. Business

Introduction

Umpqua Holdings Corporation, an Oregon corporation, is a financial holding company formed in March 1999. At that time, we acquired 100% of the outstanding shares of South Umpqua Bank, an Oregon state-chartered bank formed in 1953. We became a financial holding company in March 2000 under the Gramm-Leach-Bliley Act. On December 1, 2000, Umpqua completed a "merger of equals" with VRB Bancorp, a bank holding company that conducted its business solely through Valley of the Rogue Bank. At the same time, Valley of the Rogue Bank merged with and into South Umpqua Bank and the continuing bank changed its name to Umpqua Bank.

On December 28, 2001, we completed the acquisition of Linn-Benton Bank, an Oregon state-chartered bank, based in Albany with branches in Corvallis, Lebanon, Sweet Home and Tangent. On December 31, 2001, we completed the acquisition of Independent Financial Network, Inc.("IFN"), based in Coos Bay and formerly known as Security Bank Holding Company, and its community bank and non-bank subsidiaries including:

  Independent Financial Network Bank doing business as and formerly known as Security Bank, with offices in Coos Bay, Coquille, Bandon, Myrtle Point and North Bend;
  Pacific State Bank, with offices in Reedsport and Lakeside;
  Lincoln Security Bank, with offices in Newport and Waldport;
  Family Security Bank, with one office in Brookings-Harbor;
  McKenzie State Bank, with one office in Springfield;
  Oregon State Bank, with one office in Corvallis;
  Roseburg Community Banking Company, a division of IFN Bank, with offices in Roseburg and Winston;
  Security Mortgage, a division of IFN Bank, with retail and wholesale mortgage lending offices in Coos Bay, Bend and Portland; and
  Alliance Technology, Inc., a data processing and IT consulting company with offices in Coos Bay and Portland.

We are headquartered in Portland, Oregon, and engage primarily in the business of commercial and retail banking and the delivery of retail brokerage services. We provide a wide range of banking, asset management, mortgage banking, and other financial services to corporate, institutional and individual customers through our wholly owned banking subsidiary Umpqua Bank. We engage in the retail brokerage business through our wholly owned subsidiary Strand, Atkinson, Williams & York, Inc. ("Strand Atkinson"). Along with our subsidiaries, we are subject to the regulations of federal agencies and undergo periodic examinations by these regulatory agencies. See "Regulatory Considerations."

We are one of the most innovative community banks in the United States, combining a retail product delivery approach with an emphasis on quality-assured personal service. We are the largest community bank in the state of Oregon, currently operating 45 full-service stores (or branches) in Benton, Coos, Curry, Douglas, Jackson, Josephine, Lane, Lincoln, Linn, Marion and Multnomah Counties in Oregon. At December 31, 2001, we had assets of approximately $1.4 billion and deposits of approximately $1.2 billion.

Since 1995, we transformed ourselves from a traditional community bank into a community-oriented financial services retailer by implementing a variety of retail marketing strategies to increase revenue and differentiate ourselves from our competition.

Our retail brokerage subsidiary, Strand Atkinson, is a registered broker-dealer and investment advisor with offices in Portland, Salem, Eugene, Roseburg, and Medford, Oregon, and Kalama, Washington, and offers a full range of investment products and services including:

  Stocks
  Fixed Income Securities (municipal, corporate, and government bonds, CDs, money market instruments)
  Mutual Funds
  Annuities
  Options
  Retirement Planning
  Money Management Services
  Life Insurance, Disability Insurance and Medical Supplement Policies

Business Strategy

Our objective is to become the leading community-oriented financial services retailer throughout the Pacific Northwest. We intend to continue to grow our assets and increase profitability and shareholder value by differentiating ourselves from competitors through the following strategy:

Capitalize On Innovative Product Delivery System. Our philosophy has been to develop an environment for the customer that makes the banking experience an enjoyable one. With this approach in mind, Umpqua Bank developed a unique store concept that offers "one-stop" shopping and that includes distinct physical areas or boutiques, such as a "serious about service center," an "investment opportunity center" and a "computer café," which make Umpqua Bank's products and services more tangible and accessible. We opened Umpqua Bank's initial prototype store in 1996 in Roseburg, Oregon, a community with historically low deposit growth. This new store, nevertheless, captured $12 million in deposits from competitors by the end of its first year of operation. On the basis of this initial success, we opened four additional stores featuring the new format during 1997, two in 1999, one in 2000, and one in 2001 and remodeled a majority of our previous stores. Our plan is to remodel former VRB, IFN and Linn-Benton branches over the next year.

Deliver Superior Quality Service. We insist on quality service as an integral part of our culture, from the board of directors to our new sales associates. We believe we were among the first banks to introduce a measurable quality service program. Under our "return on quality" program introduced in 1995, each sales associate's and store's performance is evaluated monthly based on specific measurable factors such as the "sales effectiveness ratio" that totals the average number of banking products purchased by each new customer. The evaluations also encompass factors such as the number of referrals generated for the sale of investment products, the number of new loans and deposits generated in each store, reports by incognito "mystery shoppers" and customer surveys. Based on scores achieved, the "return on quality" program rewards both individual sales associates and store teams with financial incentives. Through such programs, we believe we can measure the quality of service provided to our customers and maintain employee focus on quality customer service.

Establish Strong Brand Awareness. As a financial services retailer, we devote considerable resources to developing the "Umpqua Bank" brand. This campaign has included the redesign of the corporate logo to emphasize our geographical origin, and promotion of the "Umpqua Bank" brand in advertising and merchandise bearing the Umpqua Bank logo, such as coffee beans, mugs, tee-shirts, hats and umbrellas. The store's unique "look and feel" and innovative product displays help position us as an innovative, customer friendly retailer of financial products and services. We build consumer preference for our products and services through strong brand awareness.

Use Technology to Expand Customer Base. Although our strategy will continue to emphasize superior personal service, we will also continue to expand user-friendly, technology-based systems to attract customers that may prefer to interact with their financial institution electronically. Over the past years, we introduced technology-based services which include voice response banking, debit cards, automatic payroll deposit programs, the "ibank@Umpqua" program, automated loan machines, advanced function ATMs and an internet web site. We believe the availability of both traditional bank services and the newer electronic banking services enhances our ability to attract a broad range of customers.

Increase Market Share in Existing Markets and Expand Into New Markets. As a result of our innovative retail product orientation, measurable quality service program and strong brand awareness, we believe that there is significant potential to increase business with current customers, to attract new customers in our existing markets and to enter new markets.

Upon completion of the IFN merger and the acquisition of Linn-Benton Bank, Umpqua Bank became the largest community bank in Oregon. From time to time, we have discussions with other institutions about the possibility of acquiring these banks. We plan on pursuing further acquisition discussions and opening new stores to expand into other markets.

Marketing and Sales

Our goal of increasing our share of financial services in our market areas is driven by a marketing plan comprising the following key components.

Media Advertising. Over the years, we have introduced several comprehensive media advertising campaigns. These campaigns augment our goal of strengthening the "Umpqua Bank" brand image and heightening public awareness of our innovative product delivery system. These campaigns, entitled "The Banking Revolution" and "Expect the Unexpected," were designed to showcase our innovative style of banking, as well as our commitment to providing quality service to our customers. "The Banking Revolution" campaign is designed to differentiate Umpqua Bank from other financial institutions while "Expect the Unexpected" challenges customers to visit our stores and experience first-hand our quality service. Both of these campaigns utilized various forms of media, including television, radio, print, billboards and direct mail flyers and letters.

Retail Store Concept. As a financial services provider, we believe that the store environment is critical to successfully market and sell products and services. Retailers traditionally have displayed merchandise within their stores to encourage customers to purchase their products. Purchases are made on the spur of the moment due to the products' availability and attractiveness. Umpqua Bank believes this same concept can be applied to financial institutions and accordingly displays financial services and products through tactile merchandising within our stores. Recent displays have included enticements for mortgage loans, retirement accounts, investments, and checking account programs. Unlike many financial institutions whose strategy is to discourage customers from visiting their facilities in favor of ATMs or other forms of electronic banking, we encourage customers to visit our stores, where they are greeted by well-trained sales associates, and encouraged to browse and to make "impulse buys."

Neighborhood Stores. To bring financial services to the customer in a cost-effective way, we have created "neighborhood stores." These facilities are constructed near high volume traffic areas, close to neighborhood shopping centers. These stand-alone stores are, on average, approximately 1,100 square feet in size and include all the features of the prototype store described above. To strengthen brand recognition, all neighborhood stores are identical in appearance. We have three neighborhood stores, all located in the Eugene/Springfield area.

Sales Culture. Although a successful marketing program will attract customers to visit our stores, a sales environment and a well-trained sales team are critical to selling our products and services. We believe that our sales culture has become well established throughout the organization due to the unique facility design and our ongoing training of sales associates on all aspects of sales and service. We train our sales associates in our own banking college and pay commissions for the sale of Umpqua Bank's products and services. This sales culture has helped transform us from a traditional community bank to a nationally recognized marketing company focused on selling financial products and services.

Products and Services

We offer a full array of financial products to meet the banking needs of our market area and targeted customers. To ensure the ongoing viability of its product offerings, we regularly examine the desirability and profitability of existing and potential new products. To make it easy for new prospective customers to bank with Umpqua Bank and access its products, we introduced a "Switch Kit," which allows a customer to open a primary checking account with Umpqua Bank in less than four minutes. Other avenues through which customers can access our products include our web site, internet banking through the "ibank@Umpqua" program, and its 24-hour telephone voice response system.

Deposit Products. We offer a traditional array of deposit products, including non-interest-bearing checking accounts, interest-bearing checking and savings accounts, money market accounts and certificates of deposit. These accounts earn interest at rates established by management based on competitive market factors and management's desire to increase certain types or maturities of deposit liabilities. We also offer a line of "Value Packages" to increase the number of relationships with customers and increase service fee income. These packages comprise several products bundled together to provide added value to the customer and increase the customer's ties to us. We also offer a seniors program, the "Platinum Account," which includes an array of banking services and other amenities, such as purchase discounts, vacation trips and seminars, to customers over fifty years old.

Retail Investment Services. The acquisition of Strand Atkinson, a retail brokerage firm with offices in Portland, Salem, Eugene, Roseburg, and Medford, Oregon, and Kalama, Washington, expanded Umpqua's business into the area of brokerage services including equity and fixed income products, mutual funds, annuities, options, retirement planning, and money management services. Additionally, Strand Atkinson offers life insurance, disability insurance and medical supplement policies. Strand Atkinson has five stand-alone retail brokerage offices with fifty-three licensed broker-dealer professionals. Additionally, fourteen Umpqua Bank stores have "Investment Opportunity Centers" which are periodically staffed by a licensed sales representative. Five Umpqua Bank stores have Strand Atkinson offices in the stores. Special appointments can be arranged for meetings in any of our stores.

Commercial Loans. We offer specialized loans for business and commercial customers, including equipment and inventory financing, real estate construction loans and SBA loans for qualified businesses. Commercial lending is the primary focus of our lending activities and a significant portion of our loan portfolio consists of commercial loans. For regulatory reporting purposes, a substantial portion of our commercial loans are designated as real estate loans, because the loans are secured by mortgages and trust deeds on real property, even though the loans may be made for purposes of financing commercial activities, such as accounts receivable, equipment purchases and leasing.

Real Estate Loans. Real estate loans are available for construction, purchase and refinancing of residential owner-occupied and rental properties. Borrowers can choose from a variety of fixed and adjustable rate options and terms. Generally, we originate residential real estate loans as an accommodation to our customers and we sell most mortgages into the secondary market. Real estate loans reflected in the loan portfolio are in large part loans made to commercial customers that are secured by real property.

Consumer Loans. We also provide loans to individual borrowers for a variety of purposes, including secured and unsecured personal loans, home equity and personal lines of credit and motor vehicle loans.

Competition

The geographic markets we serve are highly competitive for both deposits and loans. We compete with traditional banking and thrift institutions, as well as non-bank financial service providers, such as credit unions, brokerage firms and mortgage companies. The major commercial bank competitors are super-regional institutions headquartered outside the state of Oregon, and their deposits represent a significant majority of total statewide commercial bank deposits. The major banks have competitive advantages over us in that they have higher lending limits and are able to offer statewide facilities and services that we do not offer.

We also view non-bank financial services providers, such as credit unions, brokerage firms, insurance companies and mortgage companies, as principal competitors. As the industry becomes increasingly dependent on and oriented toward technology-driven delivery systems, permitting transactions to be conducted by telephone, computer and the internet, such non-bank institutions are able to attract funds and provide lending and other financial services even without offices located in our primary service area. Some insurance companies and brokerage firms compete for deposits by offering rates that are higher than may be appropriate for the bank in relation to its asset/liability objectives. However, we offer a wide array of deposit products and believes we can compete effectively through select rate-driven product promotions. We also compete with full service investment firms for non-bank financial products and services offered by Strand Atkinson.

Credit unions present a significant competitive challenge for our banking services and products. As credit unions currently enjoy an exemption from taxes, they are able to offer higher deposit rates and lower loan rates than we can on a comparable basis. Credit unions are also not currently subject to certain regulatory constraints, such as the Community Reinvestment Act, which, among other things, requires our bank to implement procedures to make and monitor loans throughout the communities we serve. Adhering to such regulatory requirements raises the costs associated with our lending activities, and reduces potential operating profits. Accordingly, we seek to compete by focusing on building customer relations, providing superior service and offering a wide variety of commercial banking products that do not compete directly with products and services offered by the credit unions, such as commercial real estate loans, inventory and accounts receivable financing, and SBA loans for qualified businesses.

Market Area

We accept deposits and make loans primarily along Oregon's I-5 corridor in Benton, Douglas, Jackson, Josephine, Lane, Linn, Marion, and Multnomah Counties and along the Southern Oregon Coast in Coos, Curry, Douglas, Lane and Lincoln Counties. As a community bank, we have certain competitive advantages in our local focus.

Many of our stores are located in markets that have experienced growth below statewide averages and the economy of Oregon is particularly sensitive to changes in the demand for forest and high technology products. Currently, Oregon suffers from one of the highest unemployment rates in the nation at over 8% as a result of the recent recession and slowdown in those business segments.

Employees

As of December 31, 2001, we had a total of 668 full-time equivalent employees. None of the employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

Government Policies

The operations of our subsidiaries are affected by state and federal legislative changes and by policies of various regulatory authorities, including those of the State of Oregon. These policies include, for example, statutory maximum legal lending rates, domestic monetary policies of the Board of Governors of the Federal Reserve System, Unites States fiscal policy, and capital adequacy and liquidity constraints imposed by national and state regulatory agencies.

Supervision and Regulation

General. We are extensively regulated under federal and state law. These laws and regulations are generally intended to protect depositors and customers, not shareholders. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory or regulatory provisions. Any change in applicable laws or regulations may have a material effect on our business and prospects. Our operations may be affected by legislative changes and by the policies of various regulatory authorities. We cannot accurately predict the nature or the extent of the effects on our business and earnings that fiscal or monetary policies, or new federal or state legislation may have in the future.

Holding Company Regulation. We are registered financial holding company under the Gramm-Leach-Bliley Act of 1999 (the "Act"), and are subject to the supervision of, and regulation by, the Board of Governors of the Federal Reserve System (the "Federal Reserve"). As a financial holding company, we are examined by and file reports with the Federal Reserve.

Financial holding companies are bank holding companies that satisfy certain criteria and are permitted to engage in activities that traditional bank holding companies are not. The qualifications and permitted activities of financial holdings companies are described below under "Changing Regulatory Structure of the Financial Service Industry."

Federal and State Bank Regulation. Umpqua Bank, as a state chartered bank with deposits insured by the Federal Deposit Insurance Corporation ("FDIC"), is subject to the supervision and regulation of the Oregon Department of Consumer and Business Services, and of the FDIC. These agencies may prohibit Umpqua Bank from engaging in what they believe constitute unsafe or unsound banking practices. In practice, the primary state regulator makes regular examinations of Umpqua Bank or participates in joint examinations with the federal regulator. Areas subject to review by federal authorities include the allowance for credit losses, investments, loans, mergers, payments of dividends, establishment of stores and other aspects of operations.

The Community Reinvestment Act ("CRA") requires that, in connection with examinations of financial institutions within its jurisdiction, the FDIC evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or new facility. Umpqua Bank's current CRA rating is "Satisfactory."

Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interest of such persons. Extensions of credit must be made on substantially the same terms, including interest rates and collateral as, and follow credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with persons not affiliated with the bank, and must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the affected bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of that bank, the imposition of a cease and desist order, and other regulatory sanctions.

The Federal Reserve and the FDIC have adopted non-capital safety and soundness standards for institutions under their authority. These standards cover internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, and standards for asset quality, earnings and stock valuation. An institution which fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. We believe that Umpqua Bank is in substantial compliance with these standards.

Deposit Insurance. Umpqua Bank's deposits are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF"), administered by the FDIC. Umpqua Bank is required to pay semi-annual deposit insurance premium assessments to the FDIC. Assessments are based on how much risk a bank is deemed to present to the BIF. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or involving a higher degree of supervisory concern. Umpqua Bank qualifies for the lowest premium level, and currently pays only the statutory minimum rate.

Dividends. Under the Oregon Bank Act, Umpqua Bank is subject to restrictions on the payment of cash dividends to its parent company. A bank may not pay cash dividends if that payment would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. In addition, the amount of the dividend may not be greater than its net unreserved retained earnings, after first deducting to the extent not already charged against earnings or reflected in a reserve, all bad debts, which are debts on which interest is unpaid and past due at least six months; all other assets charged off as required by the Oregon Director or state or federal examiner; and  all accrued expenses, interest and taxes.

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

Effects of Government Monetary Policy. Our earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy for such purposes as curbing inflation and combating recession, by its open market operations in U.S. Government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits. These activities influence growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on us cannot be predicted with certainty.

Broker-Dealer and Related Regulatory Supervision. Strand Atkinson is a member of the National Association of Securities Dealers and is subject to their regulatory supervision. Areas subject to this regulatory review include compliance with trading rules, financial reporting, investment suitability for respective clients, and compliance with stock exchange rules and regulations.

Changing Regulatory Structure of the Financial Services Industry. Federal laws and regulations governing banking and financial services have undergone significant changes in recent years and are subject to significant changes in the future. From time to time, legislation is introduced in the United States Congress that contain proposals for altering the structure, regulation, and competitive relationships of the nation's financial institutions. If enacted into law, these bills could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, and other financial institutions. Whether or in what form any such legislation may be adopted or the extent to which our business might be affected thereby cannot be predicted.

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

Legislation enacted by Congress in 1995 permits interstate banking and branching, which allows banks to expand nationwide through acquisition, consolidation or merger. Under this law, an adequately capitalized bank holding company may acquire banks in any state or merge banks across state lines if permitted by state law. Further, banks may establish and operate branches in any state subject to the restrictions of applicable state law. Under Oregon law, an out-of-state bank or bank holding company may merge with or acquire an Oregon state chartered bank or bank holding company if the Oregon bank, or in the case of a bank holding company, the subsidiary bank, has been in existence for a minimum of three years, and the law of the state in which the acquiring bank is located permits such merger. Branches may not be acquired or opened separately, but once an out-of-state bank has acquired branches in Oregon, either through a merger with or acquisition of substantially all the assets of an Oregon bank, the acquirer may open additional branches.

Item 2. Properties

Our main office is located in Portland, Oregon. Umpqua Bank's main office is in Roseburg, Oregon. We conduct our business through Umpqua Bank's 45 full-service financial stores and Strand Atkinson's five stand-alone offices throughout our market area.

Umpqua Bank's stores are located in Roseburg (4), Grants Pass (4), Eugene (3), Medford (3), Salem (2), Springfield (2), Albany, Ashland, Bandon, Brookings-Harbor, Canyonville, Central Point, Coos Bay, Coquille, Corvallis, Glendale, Lakeside, Lebanon, Merlin, Myrtle Creek, Myrtle Point, Newport, North Bend, Phoenix, Portland, Reedsport, Rogue River, Sutherlin, Sweet Home, Talent, Tangent, Waldport, Winston. All of the stores except Myrtle Point have automated teller machines and most have drive-up windows. We own the land and building for 28 stores; own the land but lease the building for 7 stores; and lease the land and building for 10 stores. Lease terms range from 1 to 35 years with varying renewal options. Our stores range in size from approximately 1,100 square feet to slightly more than 15,000 square feet. We opened a loan service center in February 1999 in Roseburg, Oregon which is leased from an unaffiliated party. Strand Atkinson leases its offices, which are located in Portland, Eugene, and Medford, Oregon, and Kalama, Washington. Strand Atkinson's Salem and Roseburg, Oregon offices are located at Umpqua Bank sites. We lease our corporate headquarters in Portland, Oregon.

Item 3. Legal Proceedings

Because of the nature of our business, we are involved in legal proceedings in the regular course of business. At this time, we do not believe that there is pending litigation the unfavorable outcome of which would result in a material adverse change to our financial condition.

Item 4. Submissions of Matters to a Vote of Securities Holders

(a) Umpqua held a Special Meeting of Shareholders on December 14, 2001.

(b) Not Applicable.

(c) Shareholders voted on two items at the Special Meeting.

1. To vote on an Agreement and Plan of Reorganization and accompanying Plan of Merger providing for the merger of Umpqua Holdings Corporation with Independent Financial Network, Inc. Shareholders approved the merger by the votes indicated:

Number of Votes

For	9,535,668
Against	326,619
Abstain/Broker Non-Votes	70,763

2. Adoption of an amendment to the Articles of Incorporation of Umpqua Holdings Corporation to increase the authorized capital stock.

Number of Votes
For	9,266,418
Against	557,210
Abstain/Broker Non-Votes	109,422

(d) Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Our Common Stock is traded over-the-counter on the NASDAQ Stock Market National Market System under the symbol "UMPQ." The following lists the high and low sales prices for each period, as adjusted for subsequent stock dividends and stock splits. Prices do not include retail mark-ups, mark-downs or commissions:

	High Sales Price for Period	Low Sales Price for Period	Cash Dividends Declared
2000
First Quarter	$ 10.00	$ 5.50	$ 0.04
Second Quarter	$ 9.00	$ 6.75	$ 0.04
Third Quarter	$ 8.63	$ 7.38	$ 0.04
Fourth Quarter	$ 8.50	$ 7.25	$ 0.04

2001
First Quarter	$ 10.31	$ 8.19	$ 0.04
Second Quarter	$ 13.79	$ 8.25	$ 0.04
Third Quarter	$ 14.60	$ 10.85	$ 0.04
Fourth Quarter	$ 13.95	$ 12.04	$ 0.04

As of March 15, 2002, our Common Stock was held of record by approximately 1,635 shareholders, a number that does not include beneficial owners who hold shares in "street name."

Oregon and federal banking laws and regulations place restrictions on the payment of dividends by a bank to its shareholders. The Board of Directors' dividend policy is to review our financial performance, capital adequacy, regulatory compliance and cash resources on a quarterly basis, and, if such review is favorable, to declare and pay a cash dividend to our shareholders. Although we expect to continue to pay cash dividends, future dividends are subject to these limitations and to the discretion of the Board of Directors, and could be reduced or eliminated.

We have a dividend reinvestment plan that permits participants to have shares purchased at the then-current market price in lieu of the receipt of cash dividends.

Item 6. Selected Financial Data

UMPQUA HOLDINGS CORPORATION
(dollars in thousands except share data)

Financial Highlights	2001	2000	1999	1998	1997

Net Income	$ 8,550	$ 11,109	$ 11,776	$ 7,488	$ 9,243
Basic Earnings Per Common Share	$ 0.46	$ 0.59	$ 0.62	$ 0.40	$ 0.60
Fully Diluted Earnings Per Common Share	$ 0.45	$ 0.59	$ 0.61	$ 0.39	$ 0.59
Total Shareholders' Equity	$ 135,301	$ 111,486	$ 99,044	$ 100,414	$ 80,256
Total Assets	$ 1,428,711	$ 1,159,150	$ 1,014,070	$ 902,671	$ 733,886
Total Loans and Losses	$ 1,016,142	$ 752,010	$ 635,601	$ 516,033	$ 412,746
Total Deposits	$ 1,204,893	$ 993,577	$ 841,266	$ 756,144	$ 608,095

Selected Ratios	2001	2000	1999	1998	1997

Return on Average Assets	0.70%	1.03%	1.23%	0.92%	1.36%
Return on Average Equity	7.22%	10.67%	11.81%	8.29%	12.95%
Net Interest Margin	5.13%	5.30%	5.42%	5.54%	5.60%
Efficiency Ratio	75.72%	69.22%	63.52%	71.12%	63.11%
Loans / Deposits	84.33%	75.69%	75.55%	68.25%	67.88%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

The response to this item is incorporated by reference to Umpqua's 2001 Annual Report to Shareholders, pages 1-16.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this item is incorporated by reference to Umpqua's 2001 Annual Report to Shareholders, pages 13-16.

Item 8. Financial Statements and Supplementary Data

The financial statements called for by this item are incorporated by reference to Umpqua's 2001 Annual Report to Shareholders, pages 17-46.

Item 9. Changes in and Disagreements with Accountants

On April 5, 2000, the Audit Committee recommended and approved a change in our independent accountants for the fiscal year ended December 31, 2000, from KPMG LLP to Deloitte & Touche. The Board of Directors approved the decision to change accountants. KPMG LLP's report on the financial statements for the years ended December 31, 1998 and 1999, contained no adverse opinion or disclaimer of opinion, nor was any such report qualified as to uncertainty, audit scope, or accounting principles. During the fiscal years ended December 31, 1998 and 1999, and during the interim period between January 1, 2000, and April 5, 2000, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG LLP, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports. The Form 8-K reporting the change in accountants filed on April 10, 2000, is incorporated herein by reference.

PART III

Item 10. Directors and Executive Officers of the Registrant

The response to this item is incorporated by reference to Umpqua's Proxy Statement for the 2002 annual meeting of shareholders scheduled for April 30, 2002, under the captions "Election of Directors" and "Executive Officers."

Item 11. Executive Compensation

The response to this item is incorporated by reference to Umpqua's Proxy Statement for the 2002 annual meeting of shareholders scheduled for April 30, 2002, under the caption "Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management

The response to this item is incorporated by reference to Umpqua's Proxy Statement for the 2002 annual meeting of shareholders scheduled to be held April 30, 2002, under the caption "Security Ownership of Management and Others."

Item 13. Certain Relationships and Related Transactions

The response to this item is incorporated by reference to Umpqua's Proxy Statement for the 2002 annual meeting of shareholders scheduled to be held April 30, 2002, under the caption "Transactions with Directors and Officers."

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements:

The consolidated financial statements are incorporated by reference to pages 17-46 of Umpqua's 2001 Annual Report to Shareholders.

(2) Financial Statement Schedules:

All schedules have been omitted because the information is not required, not applicable, not present in amounts sufficient to require submission of the schedule, or is included in the financial statements or notes thereto.

(3) Exhibits. The exhibits filed with this report are listed in the Exhibit Index on sequential page 16.

(b)	On November 6, 2001, we filed a Form 8-K/A to amend a Form 8-K filed on December 18, 2000. The initial Form 8-K reported under Item 2 the completion of the merger with VRB Bancorp and the Form 8-K/A corrected typographical errors in the initial filing. The following financial statements were filed as part of the Form 8-K and 8-K/A:

(i) Financial Statements of VRB Bancorp
  Unaudited Balance Sheet as of September 30, 2000
  Unaudited Consolidated Statements of Income and Comprehensive Income for the nine months ended September 30, 2000
  Unaudited Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2000
  Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2000
  Notes to Financial Statements for the nine months ended September 30, 2000
  Independent Auditor's Report

(ii) Pro Forma Combined Financial Information

  Unaudited Pro Forma Combined Balance Sheet as of September 30, 2000
  Unaudited Pro Forma Combined Statement of Income for the nine months ended September 30, 2000
  Unaudited Pro Forma Combined Statement of Income for the nine months ended September 30, 2000
  Unaudited Pro Forma Condensed Combined Statement of Income for the year ended December 31, 1999
  Unaudited Pro Forma Combined Statement of Income for the year ended December 31, 1998
  Unaudited Pro Forma Combined Statement of Income for the year ended December 31, 1997
  Notes to Unaudited Pro Forma Combined Financial Statements

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

UMPQUA HOLDINGS CORPORATION (Registrant)

By:	/s/ Raymond P. Davis Raymond P. Davis, President and Chief Executive Officer	Date: March 26, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Allyn C. Ford Allyn C. Ford, Director	Date: March 26, 2002

By:	/s/ Lynn K. Herbert Lynn K. Herbert, Director	Date: March 26, 2002

By:	/s/ Ronald O. Doan Ronald O. Doan, Director	Date: March 26, 2002

By:	/s/ David B. Frohnmayer, Director	Date: March , 2002

By:	/s/ Larry L. Parducci Larry L. Parducci, Director	Date: March 26, 2002

By:	/s/ Scott Chambers Scott Chambers, Director	Date: March 26, 2002

By:	/s/ John O. Dunkin, Director	Date: March , 2002

By:	/s/ James D. Coleman James D. Coleman, Director	Date: March 26, 2002

By:	/s/ Michael Donovan, Director	Date: March , 2002

By:	/s/ William Sherwood William Sherwood, Director	Date: March 26, 2002

By:	/s/ William Lansing William Lansing, Director	Date: March 26, 2002

By:	/s/ Kenneth Messerle, Director	Date: March , 2002

By:	/s/ William A. Haden, Director, Executive Vice President, And President and CEO of Umpqua Bank	Date: March , 2002

By:	/s/ Raymond P. Davis Raymond P. Davis, Director, President and Chief Executive Officer	Date: March 26, 2002

By:	/s/ Daniel A. Sullivan Daniel A. Sullivan, Executive Vice President Chief Financial Officer Principal Accounting Officer	Date: March 26, 2002

EXHIBIT INDEX

Exhibit
2	(a)	Agreement and Plan of Reorganization and accompanying Plan of Merger dated June 22, 2001, by and among Umpqua Holdings Corporation, Umpqua Bank, and Independent Financial Network, Inc.

3.1	(b)	Articles of Incorporation, as amended

3.2	(b)	Bylaws

4.0	(b)	Specimen Stock Certificate

10.1	(c)	Executive Employment and Compensation Agreement dated as of July 10, 2000, and revised as of March 20, 2001, for Ray Davis

10.2	(c)	Executive Employment Agreement dated effective as of December 1, 2000, for William A. Haden

10.3	(c)	Executive Employment Agreement dated March 21, 2001, for Daniel A. Sullivan

10.4	(d)	Umpqua Holdings Corporation 2000 Stock Option Plan

13		Annual Report to Shareholders

21.1		9; Subsidiaries of the Registrant

23.1		9; Consent of Independent Auditors

23.2		9; Consent of KPMG, LLP

99.1		Risk Factors

99.2		9; Report of KPMG, LLP

99.3		Report of KPMG, LLP

99.4	(e)	Report of Moss Adams LLP

	(a)	Incorporated by reference to the Appendices to the Joint Proxy Statement filed with the SEC on Form DEFM14A on November 7, 2001.

	(b)	Incorporated by reference to the Registration Statement on Form S-8 (No. 333-77259) with the SEC on April 28, 1999.

	(c)	Incorporated by reference to the annual report on Form 10-K filed on March 30, 2001.

	(d)	Incorporated by reference to the Appendices to the Joint Proxy Statement filed with the SEC on Form DEFM14A on October 26, 2000.

	(e)	Incorporated herein by reference to Exhibit 13 to the annual report on Form 10-K filed by VRB Bancorp on March 29, 2000.

EXHIBIT 13

Management's Discussion & Analysis Of Financial Condition & Results Of Operations

Disclosure Regarding Forward-Looking Statements

The following narrative includes a discussion of certain significant business trends and uncertainties as well as other forward looking statements and is intended to be read in conjunction with and is qualified in its entirety by reference to the consolidated financial statements and accompanying notes included elsewhere in this Annual Report.

This Annual Report includes forward looking statements that are based on the current beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. All statements other than statements of historical facts included in this Annual Report regarding the Company's financial position, business strategy and plans and objective of management of the Company for future operations, are forward looking statements. When used in this Annual Report, the words "anticipate," "believe," "estimate," and "intend" and words or phrases of similar meaning, as they relate to the Company or Company management, are intended to identify forward looking statements. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Based upon changing conditions, the occurrence of certain risks or uncertainties, or if any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company and or persons acting on its behalf are expressly qualified in their entirety.

Overview

Umpqua Holdings Corporation (the "Company") is a financial holding company headquartered in Portland, Oregon. It is the parent company of Umpqua Bank, a commercial bank (the "Bank") and Strand, Atkinson, Williams and York, Inc. ("Strand Atkinson") a retail brokerage firm. The Company provides financial solutions for its customers along the Interstate 5 corridor from Ashland to Portland, Oregon and along the Oregon coast. The Company's strategy is to differentiate itself through superior customer service, innovative product delivery and the establishment of strong brand awareness and customer loyalty.

The Company continued its expansion plans in 2001 through a merger with Independent Financial Network, Inc. ("INFN") on December 30, 2001 and Linn Benton Bank ("LBB") on December 28, 2001. The IFN merger was accounted for using the pooling of interests method of accounting and accordingly the assets, liabilities, and results of operations of the Companies were combined on a historical cost basis. Additionally, all historical financial data has been restated to reflect the merger. The LBB acquisition was accounted for using the purchase method of accounting and accordingly the assets and liabilities of LBB were combined based on their fair values. At December 31, 2001, the combined Company had assets of approximately $1.4 billion and the Bank operated 45 store locations located along Oregon's I-5 corridor from Ashland to Portland and along the Oregon coast.

Strand acquired the brokerage firm of Adams, Hess, Moore & Co. ("Adams Hess"), a full service retail brokerage firm in August 2000. The combined firm manages over $1.5 billion in client assets and produced over $8 million in gross revenue during 2001. The acquisition was accounted for using the purchase method of accounting and accordingly the assets and liabilities of Adams Hess were recorded at their fair value on the date of acquisition.

Critical Accounting Policies and Estimates

The "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as disclosures included elsewhere in this Form 10-K, are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates the estimates used, including the adequacy of the allowance for loan and lease losses, impairment of intangible assets, and contingencies and litigation. Estimates are based upon historical experience, current economic conditions and other factors that management considers reasonable under the circumstances. These estimates result in judgments regarding the carrying values of assets and liabilities when these values are not readily available from other sources as well as assessing and identifying the accounting treatments of commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. The following critical accounting policies involve the more significant judgments and assumptions used in the preparation of the consolidated financial statements.

The allowance for loan and lease losses is established to absorb known and inherent losses attributable to loans and leases outstanding and related off-balance sheet commitments. The adequacy of the allowance is monitored on an ongoing basis and is based on management's evaluation of numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio's risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and non-performing trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information. Approximately 70 percent of the Company's loan portfolio is secured by real estate and a significant depreciation in real estate values in Oregon would cause management to increase the allowance for loan and lease losses.

Retained mortgage servicing rights are measured by allocating the carrying value of the loans between the assets sold and the interest retained, based on the relative fair value at the date of the sale. The fair market values are determined using a discounted cash flow model. Mortgage servicing assets are amortized over the expected life of the loan and are evaluated periodically for impairment. The expected life of the loan can vary from management's estimates due to prepayments by borrowers. Prepayments in excess of management's estimates would negatively impact the recorded value of the mortgage servicing rights. The value of the mortgage servicing rights is also dependent upon the discount rate used in the model. Management reviews this rate on an ongoing basis based on current market rates. A significant increase in the discount rate would negatively impact the value of mortgage servicing rights.

At December 31, 2001 the Company had approximately $25.8 million in goodwill and other intangible assets as a result of business combinations. The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 142 on January 1, 2002. Ongoing analysis of the fair value of recorded goodwill and other intangibles with indefinite lives for impairment will involve a substantial amount of judgment, as will establishing and monitoring estimated lives of other amortizable intangible assets.

The Company is party to various legal proceedings. These matters have a high degree of uncertainty associated with them. There can be no assurance that the ultimate outcome will not differ materially from our assessment of them. There can also be no assurance that all matters that may be brought against us are known to us at any point in time.

Financial Highlights

The Company earned $13.4 million before merger related expenses for the year ended December 31, 2001, a 5.5% increase over the same period in 2000. Diluted earnings per share declined to $0.45 for the year ended December 31, 2001 compared with $0.59 for the year ended December 31, 2000. The primary reason for the decrease was costs associated with the IFN merger. The return on average shareholders' equity before merger related expenses was 11.32% in 2001 compared with 12.18% in 2000. Return on average assets before merger related expenses declined slightly in 2001 to 1.10% from 1.19% in 2000.

Total loans reached a record $1.0 billion at December 31, 2001 compared with $748 million at December 31, 2000, a 35% increase. At the same time, total deposits reached a record high of $1.2 billion compared with $994 million at December 31, 2000, a 21% increase. Shareholders' equity also increased during the year to $135 million at year-end 2001, up 21% from December 31, 2000.

Financial Highlights ($000's)	2001	2000	Percentage Growth

Pro Forma Excluding Merger Expenses (1):
Income before merger related expenses	$ 13,387	$ 12,690	5.5%
Basic earnings per common share before merger related expenses	$ 0.71	$ 0.68	4.4%
Diluted earnings per common share before merger related expenses	$ 0.70	$ 0.67	4.5%

As Reported:
Income after merger related expenses	$ 8,550	$ 11,109	(23.0)%
Basic earnings per common share after merger related expenses	$ 0.46	$ 0.59	(22.0)%
Diluted earnings per common share after merger related expenses	$ 0.45	$ 0.59	(23.7)%

Total shareholders' equity	$ 135,301	$ 111,486	21.4%
Total assets	$ 1,428,711	$ 1,159,150	23.3%
Total loans and leases	$ 1,016,142	$ 752,010	35.1%
Total deposits	$ 1,204,893	$ 993,577	21.3%

Selected Ratios	2001	2000

Pro Forma Excluding Merger Expenses (1):
Return on average assets	1.10%	1.19%
Return on average equity	11.32%	12.18%
Efficiency ratio	67.50%	66.38%
Efficiency ratio- Umpqua Bank	58.23%	59.05%

As Reported:
Return on average assets	0.70%	1.03%
Return on average equity	7.22%	10.67%
Efficiency ratio	75.72%	69.22%
Efficiency ratio- Umpqua Bank	62.08%	62.20%

Net interest margin	5.13%	5.30%
Loans and leases/deposits	84.33%	75.69%

Asset Quality Ratios	2001	2000

Allowance for loan and lease losses to ending total loans and leases	1.30%	1.31%
Nonperforming loans and leases to ending total loans and leases	0.33%	0.21%
Net charge-offs to average loans and leases	0.20%	0.25%

(1) Excludes merger related expenses of $4,837 and $1,581, net of tax benefit in 2001 and 2000.

Results of Operations

The following discussion is intended to provide information to facilitate the understanding and assessment of significant changes and trends related to the financial condition and results of operations of the Company. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes appearing elsewhere in this Annual Report.

Selected Quarterly Financial Data (unaudited)

The following tables set forth the Company's unaudited consolidated financial data regarding operations for each quarter of 2001 and 2000. This information, in the opinion of management, includes all adjustments necessary, consisting only of normal and recurring adjustments, to state fairly the information set forth therein. Certain amounts previously reported have been reclassified to conform with current presentation. These reclassifications had no net impact on the results of operations. The increase in the provision for loan and lease losses in the fourth quarter of 2001 was due to the application of the Umpqua Bank allowance methodology to the IFN portfolios.

	2001
	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

Interest income	$ 21,821	$ 21,924	$ 22,568	$ 21,725
Interest expense	9,032	8,574	8,314	6,489
Net interest income	12,789	13,350	14,254	15,236
Provision for loan and lease losses	327	496	617	1,750
Net interest income after provision for loan and lease losses	12,462	12,854	13,637	13,486
Non-interest income	4,958	6,001	5,313	7,126
Non-interest expense (excluding merger expenses)	12,359	13,637	13,718	14,543
Merger expense	787	181		5,642
Income before provision for income taxes	4,274	5,037	5,232	427
Provision for income taxes	1,688	1,761	1,947	1,010
Net income (loss) before minority interest	2,586	3,276	3,285	(583)
Net (income) loss attributable to minority interest	3	(2)	(8)	(8)
Net income (loss)	$ 2,589	$ 3,274	$ 3,277	$ (591)

Basic earnings (loss) per common share	$ 0.14	$ 0.17	$ 0.17	$ (0.03)
Diluted earnings (loss) per common share	$ 0.14	$ 0.17	$ 0.17	$ (0.03)

	2000
	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

Interest income	$ 18,580	$ 19,856	$ 21,262	$ 22,370
Interest expense	6,754	7,371	8,220	9,017
Net interest income	11,826	12,485	13,042	13,353
Provision for loan and lease losses	596	702	467	171
Net interest income after provision for loan and lease losses	11,230	11,783	12,575	13,182
Non-interest income	3,986	4,123	4,599	4,761
Non-interest expense (excluding merger expenses)	10,921	11,045	11,813	12,315
Merger expense			219	1,753
Income before provision for income taxes	4,295	4,861	5,142	3,875
Provision for income taxes	1,511	1,753	1,861	1,813
Net income before minority interest	2,784	3,108	3,281	2,062
Net (income) loss attributable to minority interest	5	(33)	(60)	(38)
Net income	$ 2,789	$ 3,075	$ 3,221	$ 2,024

Basic earnings per common share	$ 0.15	$ 0.16	$ 0.17	$ 0.11
Diluted earnings per common share	$ 0.15	$ 0.16	$ 0.17	$ 0.11

Average Balances and Average Rates Earned and Paid ($000's)

The following table shows average balances and interest income or interest expense, with the resulting average yield or rates by category of average earning asset or interest-bearing liability:

	Year Ended December 31, 2001			Year Ended December 31, 2000			Year Ended December 31, 1999
		Interest	Average		Interest	Average		Interest	Average
	Average	Income or	Yields	Average	Income or	Yields	Average	Income or	Yields
	Balance	Expense	or Rates	Balance	Expense	or Rates	Balance	Expense	or Rates
Interest-earning assets:
Loans and leases (2)	$ 838,348	$ 73,222	8.73%	$ 695,214	$ 65,110	9.37%	$ 566,870	$ 52,058	9.18%
Investment securities - available-for-sale:
Taxable securities	147,604	9,220	6.25%	195,409	11,948	6.11%	189,747	11,098	5.85%
Non-taxable securities (1)	39,723	2,811	7.08%	36,557	2,554	6.99%	34,617	2,348	6.78%
Investment securities - held-to-maturity (1)	16,786	1,246	7.42%	17,487	1,329	7.60%	18,004	1,382	7.68%
Trading account assets (1)	1,955	122	6.24%	1,067	123	11.53%	-	-	0.00%
FHLB & FRB stock at cost	7,869	533	6.77%	7,369	474	6.43%	6,808	478	7.02%
Temporary investments (3)	59,656	2,236	3.75%	27,955	1,794	6.42%	41,424	2,058	4.97%
Total interest earning assets	1,111,941	89,390	8.04%	981,058	83,332	8.49%	857,470	69,422	8.10%
Cash and due from banks	24,950			49,604			49,081
Allowance for loan losses	(10,440)			(10,191)			(9,291)
Other assets	97,267			54,035			44,234
Total assets	$ 1,223,718			$ 1,074,506			$ 941,494

Interest-bearing liabilities:
Interest-bearing checking and savings accounts	$ 415,307	$ 8,587	2.07%	$ 404,012	$ 10,647	2.64%	$ 384,112	$ 9,796	2.55%
Time deposits	399,166	21,568	5.40%	309,681	17,949	5.80%	233,999	11,268	4.81%
Federal funds purchased and
repurchase agreements	21,110	614	2.91%	13,941	676	4.85%	10,394	436	4.19%
Term debt	30,233	1,640	5.42%	35,061	2,090	5.96%	27,716	1,458	5.26%
Total interest-bearing liabilities	865,816	32,409	3.74%	762,695	31,362	4.11%	656,221	22,958	3.50%
Non-interest-bearing deposits	229,091			197,368			174,856
Other liabilities	8,848			7,389			8,151
Total liabilities	1,103,755			967,452			839,228
Minority interest	1,552			2,892			3,031
Shareholders' equity	118,411			104,162			99,235
Total liabilities and shareholders' equity
	$ 1,223,718			$ 1,074,506			$ 941,494

NET INTEREST INCOME (1)		$ 56,981			$ 51,970			$ 46,464

NET INTEREST SPREAD			4.30%			4.38%			4.60%

AVERAGE YIELD ON EARNING ASSETS (1),(2)			8.04%			8.49%			8.10%
INTEREST EXPENSE TO EARNING ASSETS			2.91%			3.19%			2.68%

NET INTEREST INCOME TO EARNING ASSETS (1),(2)			5.13%			5.30%			5.42%

(1) Tax-exempt income has been adjusted to a tax equivalent basis at a 35% effective rate. The amount of such adjustment was an addition to recorded income of $1,352, $1,264 and $1,154 for 2001, 2000 and 1999, respectively.

(2) Non-accrual loans are included in average balance.

(3) Temporary investments include federal funds sold and interest-bearing deposits at other banks.

Analysis of Changes in Interest Differential ($000's)

The following table sets forth, on a tax-equivalent basis, a summary of the changes in net interest income resulting from changes in volumes and rates. Changes not due solely to volume or rate are allocated to rate.

	2001 COMPARED TO 2000			2000 COMPARED TO 1999
	INCREASE (DECREASE) DUE TO CHANGE IN			INCREASE (DECREASE) DUE TO CHANGE IN

	VOLUME	RATE	NET CHANGE	VOLUME	RATE	NET CHANGE
INTEREST-EARNING ASSETS:
Loans and leases	$ 13,405	$ (5,293)	$ 8,112	$ 11,787	$ 1,265	$ 13,052
Investment securities - available-for-sale
Taxable securities	(2,923)	195	(2,728)	331	519	850
Non-taxable securities (1)	221	36	257	132	74	206
Investment securities - held-to-maturity (1)	(53)	(30)	(83)	(40)	(13)	(53)
Trading account assets (1)	102	(103)	(1)	-	123	123
FHLB & FRB stock at cost	32	27	59	39	(43)	(4)
Temporary investments (2)	2,035	(1,593)	442	(669)	405	(264)
Total (1)	12,819	(6,761)	6,058	11,580	2,330	13,910

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	$ 298	$ (2,358)	$ (2,060)	$ 508	$ 343	$ 851
Time deposits	5,186	(1,567)	3,619	3,643	3,039	6,682
Repurchase agreements	348	(410)	(62)	149	91	240
Term debt	(288)	(162)	(450)	387	244	631
Total	5,544	(4,497)	1,047	4,687	3,717	8,404

Net increase (decrease) in net interest income	$ 7,275	$ (2,264)	$ 5,011	$ 6,893	$ (1,387)	$ 5,506

(1) Tax-exempt interest income has been adjusted to a tax equivalent basis at a 35% effective tax rate.
(2) Temporary investments include federal funds sold and interest-bearing deposits at other banks.

Net Interest Income for the Years Ended December 31, 2001, 2000 and 1999

The primary component of earnings for financial institutions is net interest income. Net interest income is the difference between interest income, primarily from loans and investments, and interest expense on deposits and borrowings. Changes in net interest income result from changes in "volume," changes in "spread," and change in "margin." Volume refers to the level of average interest-earning assets or interest-bearing liabilities. Spread refers to the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Margin refers to the ratio of net interest income to average earning assets and is influenced by the mix of interest-earning assets and interest-bearing liabilities as well as the relative proportion of interest-bearing liabilities to interest earning assets.

Net interest income for the year ended December 31, 2001 was $57.0 million, a $5.0 million increase over the same period in 2000. Interest income on a taxable equivalent basis increased to $89.4 million in 2001 compared with $83.3 million in 2000. This $6.1 million increase was driven primarily by increases in the volume of earning assets, offset by a decrease in the yield. The average volume of earning assets increased $131 million during 2001. The earning asset increase was driven by growth in average loans, which were up $143 million compared with 2000. Offsetting the increase in loans was a decrease in average taxable investment securities. Approximately $85 million of these securities were called by the issuers prior to their scheduled maturity during 2001 due to the low interest rate environment that existed during 2001. The Federal Reserve dramatically reduced short-term rates during 2001 in response to a weakening economy and the terrorism attacks of September 11, 2001. As a result of the Federal Reserve actions, the prime rate declined from 9.50% at the beginning of the year to 4.75% at December 31, 2001. The overall yield on earning assets decreased by 0.45% during 2001 compared to 2000 due to variable rate loan repricings and lower yields on temporary investments. Approximately 40% of the Company's loans reprice within one year. Interest expense for 2001 increased to $32.4 million from $31.4 million in 2000 due to increases in the volume of interest-bearing liabilities offset by decreases in the rates paid. The cost of interest-bearing liabilities decreased from 4.11% in 2000 to 3.74% in 2001 as management aggressively reduced deposit rates in response to the Federal Reserve actions. The result of the changes discussed above was a slight compression in the net interest margin from 5.30% in 2000 to 5.13% in 2001.

Net interest income increased from $46.5 million in 1999 to $52.0 million in 2000. Interest income on a taxable equivalent basis increased $13.9 million due primarily to increases in the volume of average earning assets, and to a lesser extent increases in the rates earned. The average volume of earning assets increased $123.6 million due primarily to growth in loans. The increase in the yield on earning assets was primarily attributable to the overall higher level of interest rates that existed in 2000 compared with 1999 as well as a shift in the mix of earning assets. Loans and leases, generally the highest yielding earning asset, increased to 71% of earning assets during 2000 compared with 66% during 1999. Interest expense increased from $23.0 million in 1999 to $31.4 million in 2000 due to increases in the volume of interest bearing liabilities as well as increases in the rates paid. Growth in average interest-bearing liabilities was primarily in higher cost time deposits, which grew $75.7 million from 1999 to 2000. As a result of the above changes, the net interest margin declined slightly to 5.30% in 2000 compared with 5.42% in 1999.

Provision for Loan and Lease Losses for the Years Ended December 31, 2001, 2000 and 1999 ($000's)

The provision for loan and lease losses is management's estimate of the amount necessary to maintain an allowance for loan and lease losses at a level that is considered adequate based on the risk of losses inherent in the loan and lease portfolio (see additional discussion under Allowance for Loan and Lease Losses). Management believes the allowance has been maintained at an adequate level with the provision for loan and lease loss expense of $3,190 in 2001, $1,936 in 2000 and $1,862 in 1999. The provision increased in 2001 due to loan growth as well as an increase in non-accrual loans. Charge-offs, net of recoveries, were $1,670, $1,715 and $742 for the years ended 2001, 2000 and 1999 respectively.

Non-Interest Income for the Years Ended December 31, 2001, 2000 and 1999 ($000's)

Non-interest income was $23,398 for 2001 compared with $17,469 in 2000. Brokerage commissions and fees, the largest component of non-interest income, increased to $8,309 in 2001 from $6,458 in 2000. This increase was due to revenues generated by the Company's retail brokerage subsidiary, Strand, which was acquired in November 1999. The primary reason for the increase at Strand was revenue generated through the acquisition of Adams Hess in August 2000. Service fees, the second largest component of non-interest income, increased to $7,768 in 2001 from $6,447 in 2000. The increase in service fees was due primarily to growth in deposit accounts, selected deposit fee repricing, and increases in ATM revenues. Mortgage banking income increased to $5,106 in 2001 from $2,262 in 2000 due to increased residential mortgage activity. Mortgage banking income consists of origination fees, gains on sales of mortgage loans, and servicing fees, net of mortgage servicing rights amortization. In response to low mortgage interest rates, the Company originated $413 million of mortgages in 2001 compared with $97 million during 2000.

Comparing 2000 with 1999, total non-interest income increased $5,918 primarily due to increases in revenues generated by Strand which was acquired in November 1999. Service fees increased $836 due to deposit fee repricing and an increase in the number of checking accounts. ATM fees, which are included in service fees, also increased due to expansion of the Company's ATM network.

Non-Interest Expense for the Years Ended December 31, 2001, 2000 and 1999 ($000's)

Non-interest expense consists principally of employees' salaries and benefits, occupancy costs, service fees, brokerage settlement fees, intangible amortization, supplies, marketing and communications expenses. Also included in non-interest expense in 2000 and 2001 are merger related expenses. One measure of a bank's ability to contain non-interest expense is the efficiency ratio. It is calculated by dividing total non-interest expense by the sum of taxable equivalent net interest income and non-interest income. The Bank's efficiency ratio excluding merger related expenses was 58.23% in 2001 compared with 59.05% in 2000 and 54.91% in 1999.

Non-interest expense increased to $60,866 in 2001 compared with $48,066 in 2000. Excluding merger expenses, the largest component of this increase was salaries and benefits which increased $3,797. Of this increase, $1,238 was attributable to Strand and the acquisition of Adams Hess in August 2000. Additionally, approximately $1,200 was due to increased staffing levels associated with mortgage loan originations. The remainder of the increase was due to increased staffing levels at the Bank as a result of new store openings, additional lending staff and general compensation increases. Occupancy and equipment expense increased to $8,263 in 2001 compared with $7,189 in 2000. The primary reason for the increase was occupancy and equipment expenses associated with Strand, relocation of the Holding Company to Portland, and the opening of a new store in Central Point in early 2001. Services, which include expenses of attorneys, accountants, ATM network fees, armored car services and other professional fees increased to $4,025 in 2001 compared with $3,529 in 2000. The increase was associated with the Company's expanded ATM network and increases in internal audit and accounting fees. Other expenses increased to $4,092 in 2001 compared with $2,313 in 2000. Reasons for the increase are the inclusion of full-year operating expenses associated with the Adams Hess acquisition and loan workout expenses at the Bank. Merger expenses were $6,610 in 2001 compared with $1,972 in 2000. Merger expenses by acquisition were as follows:
Independent Financial Network	$5,534
VRB Bancorp	942
Linn Benton Bank	134
Total	$6,610

Merger expenses consist primarily of severance, professional fees, computer conversions, and duplicate premises and equipment write-downs.

Comparing 2000 with 1999, non-interest expense increased to $48,066 from $36,850. Salaries and benefits increased to $26,463 in 2000 from $20,566 in 1999. The growth was primarily due to the inclusion of Strand for the entire year in 2000 compared with only one month in 1999. Additional increases were due to staffing increases at the Bank to generate and support loan and deposit growth. Occupancy and equipment expense increased from $5,714 in 1999 to $7,189 in 2000. The increase was primarily due to Strand expenses.

Income Tax Expense for the Years Ended December 31, 2001, 2000 and 1999 ($000's)

The provision for income taxes was $6,406, $6,938 and $6,433 for the years 2001, 2000 and 1999, respectively. The provision resulted in effective combined federal and state tax rates of 42.8%, 38.2%, and 35.4%. The increases in the effective tax rate from 1999 to 2001 were primarily due to non-deductible merger-related expenses incurred in 2000 and 2001.

Investment Portfolio

Investment securities are classified as either available-for-sale or held-to-maturity according to management's intention. The objectives of the investment portfolio are to provide liquidity, balance interest rate risk positions and provide a profitable interest yield to the Company. The following table provides the carrying values of the Company's portfolio of investment securities as of December 31, 2001 and 2000:

	December 31,
(In thousands)	2001	2000	1999
Investment Securities Available-For-Sale At Fair Value:
U.S. Treasury and agencies	$ 44,001	$ 95,863	$ 131,407
U.S. Government agency mortgage-backed securities	95,925	80,406	40,803
Corporate obligations	8,647	15,217	12,131
Obligations of states and political subdivisions	44,684	40,570	35,322
Other investment securities	331	-	-
	$ 193,588	$ 232,056	$ 219,663

Investment Securities Held-To-Maturity At Amortized Cost:
U.S. Treasury and agencies	$ 200	$	$
U.S. Government agency mortgage-backed securities	2	-	-
Obligations of states and political subdivisions	18,537	17,060	18,010
Other investment securities	395	-	-
	$ 19,134	$ 17,060	$ 18,010

The maturity distribution and yields of securities at December 31, 2001 were as follows:

	December 31, 2001
		Approximate	Weighted
	Amortized	Market	Average
(In thousands)	Cost	Value	Yield (1)
U.S. Treasuries and Agencies:
One year or less	$ 9,899	$ 10,096	6.07%
One to five years	25,308	26,409	6.07%
Five to ten years	7,528	7,696	6.67%
	42,735	44,201	6.18%

Corporates:
One year or less	1,202	1,211	5.75%
One to five years	6,442	6,729	6.73%
Five to ten years	719	707	6.26%
	8,363	8,647	6.55%

Obligations of States and Political Subdivisions:
One year or less	3,291	3,323	6.61%
One to five years	17,370	17,843	7.17%
Five to ten years	32,032	32,606	6.42%
Over ten years	9,793	9,803	7.61%
	62,486	63,575	6.89%

Serial Maturities (2)	95,177	95,927	6.35%

Other investment securities	726	726	4.69%
	$ 209,487	$ 213,076	6.33%

(1) Weighted average yields are stated on a federal tax equivalent basis at a 35% effective tax rate.
(2) Serial maturities includes mortgage-backed securities, collateralized mortgage obligations and asset-backed securities.

Loans and Leases

Loans and leases, excluding mortgage loans held for sale, were $1.016 billion at December 31, 2001 compared with $752.0 million at December 31, 2000, a 35.1% increase. The largest increases were in real estate mortgages, primarily commercial properties, and commercial and industrial loans. The Company's loan portfolio carries credit risk, which could result in loan charge-offs. The Company manages this risk through the use of credit policies and review procedures. (See additional information under the Allowance for Loan and Lease Losses discussion.)

The following table presents the composition of the Company's loan portfolio at December 31 of the years indicated:

	2001		2000		1999		1998		1997
	AMOUNT	%	AMOUNT	%	AMOUNT	%	AMOUNT	%	AMOUNT	%
(In thousands)
Commercial and industrial	$ 235,809	23.3%	$ 161,709	21.5%	$ 129,461	20.4%	$ 103,901	20.4%	$ 94,212	23.0%
Real estate:
Construction	151,468	15.0%	67,789	9.1%	58,995	9.3%	37,318	7.3%	26,237	6.4%
Mortgage	556,935	55.0%	443,414	59.3%	365,707	57.8%	289,335	56.8%	210,850	51.5%
Individuals	59,988	5.9%	69,457	9.3%	75,102	11.9%	74,484	14.6%	74,133	18.1%
Other	7,844	0.8%	5,885	0.8%	3,611	0.6%	4,346	0.9%	4,258	1.0%
Total	$ 1,012,044	100.0%	$ 748,254	100.0%	$ 632,876	100.0%	$ 509,384	100.0%	$ 409,690	100.0%

The following table sets forth the Company's loan portfolio maturities on fixed rate loans and the repricing dates on variable rate loans, at December 31, 2001:

(In thousands)	Within 1 Year	1 to 5 Years	After 5 Years	Total
Fixed-Rate Loan Maturities:
Commercial and industrial	$ 19,609	$ 34,861	$ 20,768	$ 75,238
Real estate	27,143	40,548	152,618	220,309
Individuals	2,212	23,987	20,312	46,511
Other	734	190	6,605	7,529
Total	$ 49,698	$ 99,586	$ 200,303	$ 349,587

	Within 1 Year	1 to 5 Years	After 5 Years	Total
Adjustable-Rate Loan Repricing:
Commercial and industrial	$ 122,610	$ 34,671	$ 3,290	$ 160,571
Real estate	194,070	284,893	9,131	488,094
Individuals	11,192	2,285	-	13,477
Other	315	-	-	315
Total	$ 328,187	$ 321,849	$ 12,421	$ 662,457

Non-Performing Assets

Non-performing loans include loans that are on non-accrual status and loans that are 90 days past due with respect to the payment of principal or interest. Non-performing loans increased to $3.4 million at December 31, 2001 from $1.6 million at December 31, 2000. Non-performing loans and leases as a percent of total loans and leases increased to 0.33% of total loans at December 31, 2001 compared with 0.21% in 2000.

The following table presents information with respect to non-performing assets:
	2001	2000	1999	1998	1997
(In thousands)
Loans on non-accrual status	$ 3,055	$ 1,275	$ 2,417	$ 1,277	$ 2,035
Loans past due greater than 90 days but
not on non-accrual status	311	306	362	324	351
Other real estate owned ("OREO")	1,061	-	86	51	-
Total non-performing assets	$ 4,427	$ 1,581	$ 2,865	$ 1,652	$ 2,386

Percentage of non-performing assets to total loans,
leases and OREO	0.44%	0.21%	0.45%	0.32%	0.58%

Percentage of non-performing loans and leases to
total loans and leases	0.33%	0.21%	0.44%	0.31%	0.58%

Credit Risk and Allowance for Loan and Lease Losses

Umpqua Bank's Credit Administration and Credit Quality Departments are responsible for the establishment and oversight of the bank's credit risk policies. The credit policies address underwriting standards, internal lending limits, portfolio concentration levels, a credit risk grading system, and processes for monitoring credit risk in the portfolios. Loans are primarily monitored by closely following changes and trends in assigned risk ratings and changes and trends in past due and collection activity. Consumer loans are categorized according to the Federal Financial Institutions Examination Council ("FFIEC") Uniform Retail Credit Classification and Account Management Policy. Commercial loans are assigned individual risk ratings. These ratings are assigned at origination by the lender based upon individual credit analysis; management reviews these ratings. The Credit Quality Department ("Credit Quality") independently reviews newly originated and renewed loans to ensure risk ratings are appropriate. Credit Quality also reviews loans with repeated past-due payments to determine if the risk grade is still appropriate. The review findings are reported to senior management and the Audit Committee.

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

Between 1996 and 2001, the Bank's loan portfolio grew from $214.2 million to $1.0 billion as a result of acquisitions, increased market share and expansion into new locations. The Bank maintains sound underwriting practices for loans advanced, but management realizes that loan growth adds a level of unseasoned loans to the portfolio. Management has funded the allowance to keep pace with loan growth and support unseasoned risk. The make-up of the loan portfolio changed with the loan growth. The portfolio has gradually evolved from a 75 / 25 percent mix between commercial and consumer borrowers in 1997 to an 85 / 15 percent mix in 2001 (see loan discussion). This migration resulted in an increase in the average loan size and an increase in exposure to the higher level risk associated with commercial and commercial real estate loans. Correspondingly, management has funded the reserve for this risk.

The Bank also monitors industry concentration levels in its loan and lease portfolio and maintains a reserve level to cover risks identified by industry.

A general economic slow-down began in late 2000 and Oregon's economy followed that of the nation. In 2001 Oregon's employment rate began to lag that of the nation. Douglas County's unemployment rate also climbed and continues to be among the highest in the state. Both personal and business bankruptcy filings were on the rise in Oregon in 2001. Umpqua Bank, headquartered in Douglas County saw an increase in consumer loan losses as a result of bankruptcy filings. Two of the Bank's wood-industry commercial customers filed bankruptcy resulting in charge-offs recorded in 2000 and 2001. As economic conditions continued to weaken throughout 2001, the Bank saw a gradual increase in its internally identified watch credits.

Allowance and Provision for Loan and Lease Losses - Loan loss reserve allocations are calculated based on risk grades of commercial loans and ratings of consumer loans. Loans receive risk grades based on the evaluation of the quality of the individual credit. The evaluation is based on the financial strength of the borrower and/or the valuation of the underlying collateral. Loan loss reserve allocations for risk grades are based on regulatory standards, historical loss rates, and management's assessment of the economic climate and current conditions. Potential problem loans are reviewed for impairment and assigned a specific allocation of the allowance if appropriate. While reserve amounts are allocated to various portfolio categories or classifications, the total reserve, less the portion attributable to reserves as prescribed under provisions of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, is available to absorb losses from any loan category.

The following table sets forth the allocation of the allowance for loan and lease losses:

	December 31, 2001
		Percentage of Loans in Each
	Amount	Category to Total Loans
(In thousands)
Commercial and industrial	$ 3,760	23.3%
Real estate	7,919	70.0%
Loans to individuals	1,121	5.9%
Other	7	0.8%
Unallocated	414
	$ 13,221	100.0%

	December 31, 2000
		Percentage of Loans in Each
	Amount	Category to Total Loans
(In thousands)
Commercial and industrial	$ 2,841	21.5%
Real estate	5,072	68.4%
Loans to individuals	1,241	9.3%
Other	106	0.8%
Unallocated	578
	$ 9,838	100.0%

The following table illustrates historical activity in the allowance for loan and lease loss account:

	Years Ended December 31,
	2001	2000	1999	1998
(In thousands)
Loans and leases outstanding at end of year	$ 1,016,142	$ 752,010	$ 635,601	$ 516,033

Average loans and leases outstanding	$ 838,348	$ 695,214	$ 566,870	$ 502,618

Allowance for loan and lease losses, beginning of year	$ 9,838	$ 9,617	$ 8,497	$ 5,350

Charge-offs:
Commercial	1,380	1,205	553	289
Real estate	111	105	31	91
Consumer	655	531	535	689
Total charge-offs	2,146	1,841	1,119	1,069

Recoveries:
Commercial	308	53	263	86
Real estate	25	6	-	-
Consumer	143	67	114	100
Total recoveries	476	126	377	186

Net loans and leases charged off	1,670	1,715	742	883

Provision charged to income	3,190	1,936	1,862	2,132
Acquisitions	1,863			1,898
Allowance for loan and lease losses, end of year	$ 13,221	$ 9,838	$ 9,617	$ 8,497

Ratio of net loans and leases charged off to
average loans and leases outstanding	0.20%	0.25%	0.13%	0.18%

Ratio of allowance for loan and lease losses to
ending total loans and leases	1.30%	1.31%	1.51%	1.65%

The Bank maintains an allowance for loan and lease losses to absorb losses in the loan and lease portfolio. Management monitors the loan and lease portfolio and evaluates the adequacy of the allowance quarterly. The reserve is maintained at a level management considers adequate to cover the risk in the loan and lease portfolio.

The Bank follows guidance from the Interagency Policy Statement issued by the FFIEC regarding Allowance for Loan and Lease Losses Methodologies. Quarterly, management determines the appropriate allowance for loan and lease losses using the following three methodologies:

  Loss allocation to groups of loans by internal risk grade
  Loss allocation by loan type
  Loss allocation by historical loss percentage

Management's determination of the adequacy of the reserve is based on an assessment of the risk in the portfolio given the conditions at the time. This assessment consists of certain loans and leases being evaluated on an individual basis, as well as all loans being categorized based on common credit risk attributes and being evaluated as a group. The adequacy of the allowance is monitored on an ongoing basis and is based on management's evaluation of numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio's risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and non-performing trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information.

Deposits and Borrowings ($000's)

Total deposits increased $211,316 over December 31, 2000 to $1,204,893 at December 31, 2001. Borrowings and securities sold under agreements to repurchase increased $22,366 during the year to $64,256 at December 31, 2001. See additional discussion under the Liquidity section.

The following table sets forth the average balances of the Company's interest-bearing liabilities, interest expense and average rates paid for the periods indicated:

	Year Ended December 31,
	2001			2000			1999
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Liabilities:
Interest-bearing checking and
savings accounts	$ 415,307	$ 8,587	2.07%	$ 404,012	$ 10,647	2.64%	$ 384,112	$ 9,796	2.55%
Time deposits	399,166	21,568	5.40%	309,681	17,949	5.80%	233,999	11,268	4.81%
Federal funds purchased and
repurchase agreements	21,110	614	2.91%	13,941	676	4.85%	10,394	436	4.19%
Term debt	30,233	1,640	5.42%	35,061	2,090	5.96%	27,716	1,458	5.26%
Total interest-bearing liabilities	865,816	$ 32,409	3.74%	762,695	$ 31,362	4.11%	656,221	$ 22,958	3.50%

Non-interest-bearing liabilities	237,939			204,757			183,007
Total liabilities	$ 1,103,755			$ 967,452			$ 839,228

Market Risk

Interest-rate, credit and operations risks are the most significant risks affecting the Company's performance. Other types of risks, such as commodity and foreign exchange risk do not impact the Company in the normal course of business. The Company relies on credit reviews, underwriting standards and the adequacy of the allowance for loan and lease losses to mitigate credit risk.

The Company manages the balance between the rate-sensitive assets and rate-sensitive liabilities being repriced in any given period with objectives of minimizing fluctuations in net interest income. The Company considers its rate-sensitive assets to be those that either contain a provision to adjust the interest rate periodically or mature within one year. These assets include certain loans and leases and investment securities and interest-bearing deposits in other banks. Rate-sensitive liabilities are those liabilities that are considered sensitive to periodic interest rate changes within one year, including maturing time certificates, savings deposits and interest-bearing demand deposits. The difference between the aggregate amount of assets and liabilities that reprice within various time frames is called the "static gap." The Company generally seeks to maintain a balanced position within one year, whereby the difference between assets and liabilities is minimized. This is accomplished by maintaining a significant level of loans and leases, investment securities and deposits available for repricing within one year.

According to the traditional financial institution industry static gap basis table set forth on the following table, the Company was liability sensitive within one year due primarily to interest-bearing demand deposits. These deposits do not necessarily react at the same time or in the same degree as the Bank's prime rate.

Interest Rate Sensitivity- Static Gap Basis	By Repricing Interval				Non-Interest-
December 31, 2001 (in thousands)	0-3 Months	3-12 Months	1-5 Years	Over 5 Years	Bearing Funds	Total
Assets
Interest-bearing deposits in other banks	$ 37,833	$ -	$ -	$ -	$ -	$ 37,833
Securities available-for-sale	19,694	25,601	57,272	99,191	-	201,758
Securities held-to-maturity	482	1,399	13,115	4,138	-	19,134
Trading account securities	3,010	-	-	-	-	3,010
Loans	293,617	255,497	315,290	163,258	-	1,027,662
Non-interest-earning assets and allowance for
credit losses	-	-	-	-	139,314	139,314
Total	$ 354,636	$ 282,497	$ 385,677	$ 266,587	$ 139,314	$ 1,428,711
	=======	=======	=======	=======	=======	=======
Liabilities and Shareholders' Equity
Interest-bearing demand deposits	$ 440,739	$ -	$ -	$ -	$ -	$ 440,739
Savings deposits	73,357	-	-	-	-	73,357
Time deposits	156,116	219,698	43,924	246	-	419,984
Securities sold under agreements to repurchase	25,715	-	-	-	-	25,715
Federal funds purchased	7,500	-	-	-	-	7,500
Term debt	18,956	5,000	7,085	-	-	31,041
Non-interest-bearing liabilities and shareholders'
equity	-	-	-	-	430,375	430,375
Total	$ 722,383	$ 224,698	$ 51,009	$ 246	$ 430,375	$ 1,428,711
	=======	=======	=======	=======	=======	=======
Interest rate sensitivity gap	$ (367,747)	$ 57,799	$ 334,668	$ 266,341	$ 291,061
Cumulative	$ (367,747)	$(309,948)	$ 24,720	$ 291,061	$ -
	=======	=======	=======	=======	=======
Cumulative gap as a % of earning assets	(28.5)%	(24.0)%	1.9%	22.6%	0.0%
	=======	=======	=======	=======	=======

In addition to the static gap report, management uses an asset-liability simulation model to measure interest rate risk. The model simulates net interest income under various interest rate scenarios over a twelve-month period. The model results indicate that the Company will be slightly negatively impacted by falling interest rates and would be slightly positively impacted by rising interest rates. It should be noted that the model does not take into account future management actions that could be undertaken, if there were a change in actual market interest rates during the year. Additionally, certain assumptions are required to perform modeling simulations that may have a significant impact on the results. Model assumptions include timing and amount of non-maturity deposit repricing, estimated prepayments of loans and changes in the mix of the balance sheet. The change in net interest income may not always follow the general expectations of an asset sensitive or liability sensitive balance sheet during periods of changing interest rates, because interest rates earned or paid may change by differing increments and at different time intervals for each type of interest sensitive asset or liability. As a result of these factors, at any given time, the Company may be more sensitive or less sensitive to changes in interest rates than indicated in the following table.

Based on a financial analysis (dynamic gap) performed as of December 31, 2001, which takes into account how the specific interest rate scenario would be expected to affect each interest-earning asset and each interest-bearing liability, the Company estimates that changes in the prime interest rate would affect the Company's performance as follows:

December 31, 2001
Increase (decrease) in
	Net Interest Income	Net Interest Margin	Return on Equity*
(Current prime rate is 4.75%)	(000's)	2001 = 5.12%	2001 = 11.32%

Prime rate increase of:
2% to 6.75%	$ 4,210	5.50%	13.32%
1% to 5.75%	$ 3,092	5.40%	12.79%

Prime rate decrease of:
2% to 2.75%	$ (4,671)	4.70%	9.02%
1% to 3.75%	$ (2,815)	4.87%	9.93%

December 31, 2000
Increase (decrease) in
	Net Interest Income	Net Interest Margin	Return on Equity*
(Current prime rate is 9.50%)	(000's)	2000 = 5.30%	2000 = 12.18%

Prime rate increase of:
2% to 11.50%	$ 1,144	5.47%	12.48%
1% to 10.50%	$ 569	5.38%	12.33%

Prime rate decrease of:
2% to 7.50%	$ (1,790)	4.96%	11.34%
1% to 8.50%	$ (687)	5.15%	11.78%

* Before merger related expenses

Liquidity

Liquidity enables the Company to meet the borrowing needs of its customers and withdrawals of its depositors. The Company meets its liquidity needs through the maintenance of cash resources, lines of credit with other financial institutions, and a stable base of core deposits. Excess funds, when available, are deposited on a short-term basis with the Federal Home Loan Bank ("FHLB") or invested overnight with other banks as federal funds sold. Customer deposits are the Company's primary source of funds. Having a stable and diversified deposit base is a significant factor in the Company's long-term liquidity structure.

At December 31, 2001 the Company had an available line of credit at FHLB of $258.4 million. The Company also had available lines of $30.0 million at other financial institutions. At December 31, 2001 the Company had overnight investments of $37.8 million. The Company also has the flexibility of selling securities from its available-for-sale investment portfolio to meet liquidity needs.

Capital

Management seeks to maintain capital at a level that provides shareholders, customers and regulators with assurance of the Company's financial soundness, while at the same time employing leverage to achieve a desirable level of profitability. The Company is subject to certain minimum regulatory capital standards. These minimum standards include maintaining Tier 1 Capital at 4.0% and Total Capital at 8.0% of risk-weighted assets. At December 31, 2001 the Company had a Tier 1 ratio of 9.70% and a Total Capital ratio of 10.86%.

Inflation

Assets and liabilities of a financial institution are primarily monetary in nature and therefore inflation has a less significant impact on financial institutions than fluctuations in interest rates. Inflation, as measured by the Consumer Price Index, has not changed significantly during the past two years and has not had a material impact on the Company.

UMPQUA HOLDINGS CORPORATION

Consolidated Financial Statements for the Years
Ended December 31, 2001, 2000 and 1999,
and Independent Auditors' Report

UMPQUA HOLDINGS CORPORATION

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
Umpqua Holdings Corporation
Portland, Oregon

We have audited the consolidated balance sheets of Umpqua Holdings Corporation and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Umpqua Holdings Corporation and Independent Financial Network, Inc. as described in Note 2 to the consolidated financial statements. We did not audit the balance sheet of Independent Financial Network, Inc. as of December 31, 2000, or the related statements of income, stockholders' equity, and cash flows of Independent Financial Network, Inc. for the year then ended, which statements reflect total assets of $373,502,000 as of December 31, 2000, and total net interest income and net income of $15,376,000 and $2,236,000, respectively, for the year ended December 31, 2000. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Independent Financial Network, Inc. for 2000, is based solely on the report of such other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Umpqua Holdings Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements give retroactive effect to the merger of Umpqua Holdings Corporation and VRB Bancorp in 2000, and the merger of Umpqua Holdings Corporation and Independent Financial Network, Inc. in 2001, both of which have been accounted for as a pooling of interests as described in Note 2 to the consolidated financial statements. Other auditors audited and reported on the consolidated statements of income, changes in shareholders' equity, and cash flows of Umpqua Holdings Corporation for the year ended December 31, 1999, prior to their restatement for the 2000 and 2001 pooling of interests. The contribution of Umpqua Holdings Corporation to total 1999 net interest income and net income was 36% and 41%, respectively, of the respective restated totals. The separate consolidated financial statements of VRB Bancorp and Independent Financial Network, Inc. for the year ended December 31, 1999 were audited and reported on separately by other auditors. We audited the combination of the accompanying consolidated statements of income, changes in shareholders' equity and cash flows for the year ended December 31, 1999, after restatement for the 2001 and 2000 pooling of interests; in our opinion, such consolidated financial statements have been properly combined on the basis described in Note 1 to the consolidated financial statements.

/s/ Deloitte & Touche LLP

Portland, Oregon
February 28, 2002

UMPQUA HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000 ($000's)

ASSETS	2001	2000
Cash and due from banks, non-interest-bearing (Note 3)	$ 70,155	$ 56,457
Federal funds sold	26,353	29,500
Interest-bearing deposits in other banks	11,480	9,204
Total cash and cash equivalents	107,988	95,161
Trading account securities	3,010	1,106
Investment securities available-for-sale, at fair value (Note 4)	193,588	232,056
Investment securities held-to-maturity, at amortized cost (Note 4)	19,134	17,060

Mortgage loans held for sale, at cost which approximates market	11,520	3,814

Loans receivable (Note 5)	1,012,044	748,254
Leases (Note 6)	4,098	3,756
Less: Allowance for loan and lease losses	(13,221)	(9,838)
Loans and leases, net	1,002,921	742,172
Federal Home Loan Bank stock, at cost	8,170	6,901
Federal Reserve Bank stock, at cost	-	759
Premises and equipment, net (Note 7)	38,871	33,596
Mortgage servicing rights (Note 8)	4,876	3,137
Goodwill and other intangibles, net	25,841	11,113
Accrued interest receivable and other assets	12,792	12,275
	$ 1,428,711	$ 1,159,150

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposit liabilities:
Demand, non-interest-bearing	$ 270,813	$ 218,854
Demand, interest-bearing	440,739	342,669
Savings	73,357	64,110
Time deposits (Note 9)	419,984	367,944
Total deposit liabilities	1,204,893	993,577
Securities sold under agreements to repurchase (Note 10)	25,715	15,133
Federal funds purchased	7,500	-
Term debt (Note 16)	31,041	26,757
Accrued interest payable and other liabilities	24,261	9,618
	1,293,410	1,045,085

Minority interest in subsidiaries	-	2,579.00

Commitments and contingencies (Notes 11 and 19)

Shareholders' equity (Notes 17 and 18)
Common stock, no par value, 100,000,000 shares authorized; issued and
outstanding: 19,952,965 in 2001 and 18,728,300 in 2000	92,268	76,127
Retained earnings	41,041	35,016
Accumulated other comprehensive income	1,992	343
	135,301	111,486
	$ 1,428,711	$ 1,159,150

See notes to consolidated financial statements.

UMPQUA HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 ($000's)

	2001	2000	1999
INTEREST INCOME
Interest and fees on loans	$ 73,222	$ 65,110	$ 52,058
Interest on taxable investment securities	9,220	11,948	11,098
Interest on tax-exempt investment securities	2,737	2,655	2,577
Dividends on FHLB and FRB stock	533	474	478
Interest on temporary investments	2,236	1,794	2,057
Interest on trading account assets	90	87	-
Total interest income	88,038	82,068	68,268

INTEREST EXPENSE
Interest on deposits	30,155	28,596	21,064
Interest on securities sold under agreements to repurchase	614	676	436
Interest on borrowed funds	1,640	2,090	1,458
Total interest expense	32,409	31,362	22,958
Net interest income	55,629	50,706	45,310

Provision for loan and lease losses (Note 5)	3,190	1,936	1,862
Net interest income after provision for loan and lease losses	52,439	48,770	43,448

NON-INTEREST INCOME
Service fees	7,768	6,447	5,611
Brokerage commissions and fees	8,309	6,458	830
Mortgage banking income	5,106	2,262	2,488
Gain on sale of investments	210	4	186
Other income	2,005	2,298	2,436
Total non-interest income	23,398	17,469	11,551

NON-INTEREST EXPENSE
Salaries and benefits (Note 15)	30,260	26,463	20,566
Occupancy and equipment	8,263	7,189	5,714
Communications	2,633	2,408	2,215
Marketing	1,580	1,398	1,538
Supplies	1,650	1,316	1,285
Services	4,025	3,529	2,546
Settlement fees	619	546	48
Intangible amortization	1,134	932	785
Other operating	4,092	2,313	2,153
Merger expense	6,610	1,972	-
Total non-interest expense	60,866	48,066	36,850

INCOME BEFORE PROVISION FOR INCOME TAXES	14,971	18,173	18,149

PROVISION FOR INCOME TAXES (Note 12)	6,406	6,938	6,433
INCOME BEFORE MINORITY INTEREST	8,565	11,235	11,716

(INCOME) LOSS ATTRIBUTABLE TO MINORITY INTEREST	(15)	(126)	60
NET INCOME	$ 8,550	$ 11,109	$ 11,776

EARNINGS PER COMMON SHARE (Note 14)
Basic	$ 0.46	$ 0.59	$ 0.62

Diluted	$ 0.45	$ 0.59	$ 0.61

See notes to consolidated financial statements.

UMPQUA HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 ($000's)

				Accumulated
				Other Com-	Compre-
	Common Stock			prehensive	hensive
			Retained	Income	Income
	Shares	Amount	Earnings	(Loss)	(Loss)

BALANCE AT JANUARY 1, 1999	19,068,851	$ 79,445	$ 19,784	$ 1,185
Net income			11,776		$ 11,776
Other comprehensive income, net of tax
Unrealized losses on securities arising during the period (1)				(5,521)	(5,521)
Comprehensive income					$ 6,255

Stock repurchased	(436,883)	(3,961)
Proceeds from stock options exercised (Note 18)	61,232	429
Sale of common stock	6,419	73
Cash dividends			(4,166)
Balance at December 31, 1999	18,699,619	$ 75,986	$ 27,394	$ (4,336)

BALANCE AT JANUARY 1, 2000	18,699,619	$ 75,986	$ 27,394	$ (4,336)
Net income			11,109		$ 11,109
Other comprehensive income, net of tax
Unrealized gains on securities arising during the period (2)				4,679	4,679
Comprehensive income					$ 15,788

Stock repurchased	(15,962)	(117)
Proceeds from stock options exercised (Note 18)	44,643	258
Cash dividends			(3,487)

Balance at December 31, 2000	18,728,300	$ 76,127	$ 35,016	$ 343

BALANCE AT JANUARY 1, 2001	18,728,300	$ 76,127	$ 35,016	$ 343
Net income			8,550		$ 8,550
Other comprehensive income, net of tax
Unrealized gains on securities arising during the period (3)				1,649	1,649
Comprehensive income					$ 10,199

Proceeds from stock options exercised (Note 18)	110,258	811
Stock dividend
Stock issued in connection with acquisitions (Note 2)	1,114,407	15,330
Cash dividends			(2,525)

Balance at December 31, 2001	19,952,965	$ 92,268	$ 41,041	$ 1,992

(1) Net unrealized holding loss on securities of $5,406 (net of $3,017 tax benefit) less reclassification adjustment for net gains included in net earnings of $115 (net of $71 tax expense)
(2) Net unrealized holding gain on securities of $4,681 (net of $2,666 tax expense) less reclassification adjustment for net gains included in net earnings of $2 (net of $2 tax expense)
(3) Net unrealized holding gain on securities of $1,779 (net of $1,098 tax expense) less reclassification adjustment for net gains included in net earnings of $130 (net of $80 tax expense)

See notes to consolidated financial statements.

UMPQUA HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 ($000's)

	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 8,550	$ 11,109	$ 11,776
Adjustments to reconcile net income to net cash provided by operating activities:
Federal Home Loan Bank stock dividends	(489)	(428)	(438)
Deferred income tax expense	88	275	505
Amortization of investment premiums, net	360	310	689
Origination of loans held for sale	(412,915)	(96,889)	(123,045)
Proceeds from sales of loans held for sale	406,351	98,566	125,828
Net increase in trading account assets	(1,904)	(277)	-
Provision for loan losses	3,190	1,936	1,862
Gain on sales of loans	(1,389)	(477)	(364)
Gain on call/sales of investment securities available for sale	(210)	(4)	(186)
Increase in mortgage servicing rights	(1,739)	(420)	(631)
Depreciation and amortization	4,531	3,882	3,007
Gain on sales of furniture and equipment	-	-	(66)
Income (loss) attributable to minority interest	15	126	(60)
Net increase in other assets	(921)	(1,023)	(926)
Net increase (decrease) in other liabilities	4,830	3,012	(3,050)
Net cash provided by operating activities	8,348	19,698	14,901

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(77,369)	(40,717)	(66,805)
Purchases of investment securities held-to-maturity	(1,395)	-	(1,126)
Purchases of Federal Home Loan Bank stock	(41)	(47)	(267)
Sales and maturities of investment securities available-for-sale	129,416	35,350	67,728
Redemption (purchase) of Federal Reserve Bank stock	759	(3)	(107)
Maturities of investment securities held-to-maturity	744	955	575
Net loan and lease originations (payments)	(149,888)	(112,118)	(115,880)
Purchase of loans	(28,340)	(19,871)	(13,975)
Sales of furniture and equipment	-	-	66
Acquisitions, net of cash acquired	7,313	(1,797)	(2,820)
Investment in subsidiary	(333)	-	-
Proceeds from sales of loans	3,762	13,958	3,798
Minority interest in subsidiaries	(2,594)	(853)	1,142
Purchases of premises and equipment	(5,444)	(5,531)	(8,967)
Net cash used by investing activities	(123,410)	(130,674)	(136,638)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit liabilities	113,490	152,312	85,153
Net increase in securities sold under agreements to repurchase	17,135	1,632	3,113
Dividends paid on common stock	(2,525)	(3,487)	(4,166)
Proceeds from stock options exercised	705	213	397
Retirement of common stock	-	(117)	(3,961)
Borrowings (repayments) of term debt	(916)	(24,618)	26,145
Net cash provided by financing activities	127,889	125,935	106,681
Net increase (decrease) in cash and cash equivalents	12,827	14,959	(15,056)
Cash and cash equivalents, beginning of year	95,161	80,202	95,258
Cash and cash equivalents, end of year	$ 107,988	$ 95,161	$ 80,202

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ 32,818	$ 30,602	$ 22,771
Income taxes	$ 8,279	$ 6,014	$ 6,342

See notes to consolidated financial statements.

UMPQUA HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Umpqua Holdings Corporation (the "Company") is a financial holding company headquartered in Portland, Oregon, and is engaged primarily in the business of commercial and retail banking and the delivery of retail brokerage services. The Company provides a wide range of banking, asset management, mortgage banking, and other financial services to corporate, institutional and individual customers through its wholly-owned banking subsidiary Umpqua Bank (the "Bank"). The Company engages in the retail brokerage business through its wholly-owned subsidiary Strand, Atkinson, Williams & York, Inc. ("Strand"). The Company and its subsidiaries are subject to the regulations of certain National and State agencies and undergo periodic examination by these regulatory agencies.

Basis of Financial Statement Presentation - The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with prevailing practices within the banking and securities industries. In preparing such financial statements, management is required to make certain estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses for the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses.

Consolidation - The accompanying consolidated financial statements include the accounts of Umpqua Holdings Corporation, Umpqua Bank and Strand, Atkinson, Williams & York, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents - Include cash and due from banks, federal funds sold and interest bearing balances due from other banks.

Trading Account Securities - Debt securities held for resale are classified as trading account securities and reported at fair value. Realized and unrealized gains or losses are recorded in noninterest income.

Investment Securities held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Securities available-for-sale are stated at fair value. Gains and losses on sales of securities, recognized on a specific identification basis, are included in noninterest income. Net unrealized gain or loss on securities available-for-sale is included, net of tax, as a component of shareholders' equity..

Mortgage-backed and related securities represent participating interests in pools of mortgage loans originated and serviced by the issuers of the securities. Premiums and discounts are amortized using a method that approximates the level yield method over the remaining period to contractual maturity, adjusted for anticipated prepayments.

Certain obligations of U.S. Government agencies are callable by the agency. Premiums on these securities are amortized using a method that approximates the level yield method over the remaining period to the first call date. Discounts are amortized under the level yield method over the remaining period to scheduled maturity.

Loans Held For Sale include mortgage loans and are reported at the lower of cost or market value. Gains or losses on the sale of loans that are held for sale are recognized at the time of the sale and determined by the difference between net sale proceeds and the net book value of the loans less the estimated fair value of any retained mortgage servicing rights.

Loans are reported net of unearned income. All discounts and premiums are recognized over the life of the loan as yield adjustments.

Leases - Loans include the direct financing leases. The aggregate lease payments to be received over the term of the leases plus the estimated residual values are capitalized as net investment in the leases. The excess of the investment in the leases over the costs of equipment (unearned income) is recognized as income over the term of the lease using a method that results in an approximate level yield. Gains or losses from the sales of residual values of leased equipment are included in other non-interest income.

Impaired Loans - Loans specifically identified as impaired are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. If the measurement of the impaired loan is less than the recorded investment in the loan, impairment is recognized by creating or adjusting an existing allocation of the allowance for loan losses. Interest received on impaired loans is applied in the following order:

  Against the recorded impaired loan until paid in full
  As a recovery up to any amounts charged off related to the impaired loan
  As revenue

Allowance for Loan and Lease Losses - The allowance for loan and lease losses is established to absorb known and inherent losses primarily resulting from loans and leases outstanding and related off-balance sheet commitments. Accordingly, all loan and lease losses are charged to the allowance and all recoveries are credited to it. The provision for loan and lease losses charged to operating expense is based on past loan and lease loss experience and other factors which, in management's judgment, deserve current recognition in estimating probable loan and lease losses. Such other factors include growth and composition of the loan and lease portfolio, credit concentrations, trends in portfolio volume, maturities, delinquencies and non-accruals, the relationship of the allowance for loan and lease losses to outstanding loans and leases, and general economic conditions. While management uses the best information available to base its estimates, future adjustments to the allowance may be necessary if economic conditions, particularly in the Company's market, differ substantially from the assumptions used. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan and lease losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. The Company's principal lending activity is concentrated along the Interstate 5 corridor in Oregon state.

Loan Fees and Direct Loan Origination Costs - Loan origination fees and direct loan origination costs are capitalized and recognized as an adjustment to the yield over the life of the related loans.

Non-Accrual Loans - Commercial and real estate loans are placed on non-accrual status when they are 90 days past due as to principal or interest unless the loan is both well secured and in process of collection. When a loan is placed on non-accrual status, unpaid interest that is deemed uncollectible is reversed and charged against current earnings and all amortization of net deferred fees or costs is discontinued.

Income Taxes are accounted for using the asset and liability method. Under this method a deferred tax asset or liability is determined based on the enacted tax rates which will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company's income tax returns. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not, that all or some portion of the potential deferred tax asset will not be realized.

Mortgage Servicing Rights ("MSR") retained are measured by allocating the carrying value of the loans between the assets sold and the interest retained, based on the relative fair value at the date of the sale. MSR are amortized in proportion to, and over the period of, estimated future net servicing income.

The Company assesses impairment of the MSR based on the fair value of those rights. For purposes of measuring impairment, the MSR are stratified based on interest rate characteristics (fixed-rate and adjustable-rate), as well as by coupon rate. In order to determine the fair value of the MSR, the Company uses a model that estimates the present value of expected future cash flows. Assumptions used in the model include market discount rates and anticipated prepayment speeds. In addition, the Company uses market comparables for estimates of the cost of servicing, inflation rates and ancillary income.

Premises and Equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided over the estimated useful life of equipment, 3 to 10 years, on a straight-line or accelerated basis. Depreciation is provided over the estimated useful life of premises, up to 39 years, on a straight-line or accelerated basis. Expenditures for major renovations and betterments of the Company's premises and equipment are capitalized. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, management reviews long-lived assets and intangibles any time that a change in circumstance indicates that the carrying amount of these assets may not be recoverable. Recoverability of these assets is determined by comparing the carrying value of the asset to the forecasted undiscounted cash flows of the operation associated with the asset. If the evaluation of the forecasted cash flows indicates that the carrying value of the asset is not recoverable, the asset is written down to fair value.

Intangibles consist of goodwill and core deposit intangibles. Intangibles are amortized over the estimated periods to be benefited, from 7 to 15 years. Accumulated amortization related to intangibles was $3,801 at December 31, 2001. Intangibles are evaluated periodically for impairment.

Other Real Estate Owned represents property acquired through foreclosures or settlement of loans and is carried at the lower of the principal amount of the loans outstanding at the time acquired or at the estimated fair market value of the property. Other real estate owned is recorded in other assets in the financial statements.

Profit Sharing and Stock Option Plans - The Company has a profit sharing plan covering substantially all its employees. The contribution is determined annually by the Board of Directors at its discretion.

The Company has a stock option plan. For stock options issued under the plan, grants are issued with an exercise price equal to the fair value of the shares at the date of grant. In accordance with Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees, no compensation expense is recognized for the issuance of these grants.

Federal Home Loan Bank Stock - The Company's investment in Federal Home Loan Bank ("FHLB") stock is carried at par value, which reasonably approximates its fair value. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets or FHLB advances. At December 31, 2001, the Company's minimum required investment was approximately $8.2 million. The Company may request redemption at par value of any stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB.

Reclassifications - Certain amounts reported in prior years' financial statements have been reclassified to conform to the current presentation.

Business Segments - SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, requires public enterprises to report certain information about their operating segments in a complete set of financial statements to shareholders. It also requires reporting of certain enterprise-wide information about the Company's products and services, its activities in different geographic areas, and its reliance on major customers. The basis for determining the Company's operating segments is the manner in which management operates the business. Management has identified four primary business segments, Retail Banking, Retail Brokerage, Mortgage Banking and Other. Retail Banking consists of the Company's 45 stores and is engaged in full-service community banking. The Retail Brokerage segment consists of the operations of Strand. Strand provides a full range of retail brokerage activities. The Mortgage Banking segment is a division of the Bank engaged in the origination, sale and servicing of single family residential mortgages. In 2001, Other consists of administrative overhead expenses and inter-segment eliminations.

Recently Issued Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations. SFAS No. 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. As a result of this statement, future merger activity by the Company will be accounted for using the purchase method of accounting which will likely result in the recording of intangible assets.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective beginning January 1, 2002. SFAS No. 142 will require that goodwill and other intangibles with indefinite lives no longer be amortized and instead be tested for impairment at least annually. In addition, the standard includes provisions for the accounting and reporting of certain existing recognized intangibles and goodwill. Management is currently evaluating the impact that SFAS No. 142 may have on its consolidated financial statements. Amortization of goodwill and other intangibles was $1,134, $932 and $785 for 2001, 2000 and 1999, respectively.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective beginning January 1, 2002. This statement supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 for the disposal of a segment of a business. The Company is currently evaluating the impact that adoption of SFAS No. 144 may have on the consolidated financial statements.

2.      ACQUISITIONS ($000's except per share amounts)

On December 30, 2001, Umpqua Holdings Corporation ("UMPQ") merged with Independent Financial Network, Inc. ("INFN"). Each share of INFN stock was exchanged for .80 shares of UMPQ stock, resulting in the issuance of 4,348,010 new shares. The transaction was accounted for under the pooling-of-interests method of accounting and accordingly, the assets and liabilities of the two corporations were combined using historical cost. In conjunction with the INFN merger, the Company bought out the minority interests in certain subsidiaries of INFN. The minority interest buyout was accounted for using the purchase method of accounting. The Company issued 226,954 shares of UMPQ stock and recorded goodwill and core deposit intangibles of $1,518. All financial statements and footnotes have been restated for all periods presented to reflect the combined organization.

On December 1, 2000, the Company merged with VRB Bancorp. Each share of VRB Bancorp stock was exchanged for .8135 shares of Umpqua stock. The transaction was accounted for under the pooling-of-interests method of accounting and, accordingly, the assets and liabilities of the two corporations were combined using historical cost. VRB Bancorp total assets at September 30, 2000 were $347.8 million.

The following data summarizes the results of operations of the previously separate companies for the nine months ending September 30, 2001 and the years ended 2000 and 1999 before the acquisition. Certain reclassifications of prior period components have been made to conform to current classifications and consistent presentations. Intercompany transactions have been eliminated from the information provided. Amounts in the financial statements for INFN presented in the following table for the nine months ended September 30, 2001 give effect to the recording of impairment of mortgage servicing rights which was identified during the fourth quarter but related to this period.

	Nine months ended		Year ended
	September 30, 2001		December 31, 2000		December 31, 1999
	UMPQ	INFN	UMPQ	INFN	UMPQ	INFN

Interest income	$ 43,976	$ 22,337	$ 55,074	$ 26,994	$ 47,363	$ 20,905
Interest expense	16,090	9,830	19,744	11,618	14,869	8,089

Net interest income	27,886	12,507	35,330	15,376	32,494	12,816
Provision for loan and lease losses	1,100	340	1,643	293	1,392	470
Noninterest income	12,282	3,990	12,840	4,629	6,350	5,201
Noninterest expense	25,604	15,078	31,532	16,534	22,126	14,724

Income before taxes	13,464	1,079	14,995	3,178	15,326	2,823
Provision for taxes	5,250	146	6,122	816	5,564	869
Minority interest		(7)		(126)		60

Net income	$ 8,214	$ 926	$ 8,873	$ 2,236	$ 9,762	$ 2,014

As a result of the mergers, the Company incurred $6,610 in merger-related expenses. The components of the charges for the years ended December 31 were as follows:

	2001	2000
Professional fees	$2,118	$1,209
Severance	1,647	423
Premises and equipment write-downs	1,205	246
Contract settlements	798	76
Other	842	18
Total	$6,610	$1,972

The following table summarizes activity in the Company's accrued restructuring charges:

	For the Years Ended
	December 31,
	2001	2000

Beginning balance	$ 352	$ -
Provision for merger charges	3,614	352
Balance acquired in Linn Benton Bank acquisition	645	-
Utilization:
Cash payments	(337)	-
Ending balance	$ 4,274	$ 352

The Company expects to incur approximately $1,000 of additional merger-related expenses in early 2002 due primarily to conversion of the Company's computer systems and relocation costs. At December 31, 2001, the Company had recorded accrued merger expenses of $4,274.

UMPQ acquired Linn Benton Bank ("LBB") on December 28, 2001 for 887,453 shares of common stock and $7,994 in cash. The acquisition was accounted for as a purchase for accounting purposes. Accordingly, the assets and liabilities of LBB have been recorded at their respective fair values at the effective date of the acquisition. Goodwill, the excess of the purchase price over the net fair value of the assets and liabilities acquired, was recorded at $9,943. The following information presents unaudited pro forma results of operations for the year ended December 31, 2001 as though the acquisition had occurred on January 1, 2000. The pro forma results do not necessarily indicate the actual result that would have been obtained had the acquisition of LBB actually occurred on January 1, 2000.
	Year Ended December 31,
	2001	2000
	(Unaudited)
Net interest income	$ 61,502	$ 56,136
Provision for loan losses	4,383	2,247
Noninterest income	24,254	18,259
Noninterest expense	67,095	53,542
Income before taxes	14,278	18,606
Provision for income taxes	7,030	7,193
Income before minority interest	7,248	11,413
Minority interest	(15)	(126)
Net income	$ 7,233	$ 11,287

Basic earnings per share	$ 0.38	$ 0.57
Diluted earnings per share	$ 0.36	$ 0.57

The fair values of the asset acquired and liabilities assumed as of December 28, 2001:

Investment securities	$ 12,827
Loans, net	89,225
Premises	3,347
Goodwill	9,943
Other intangibles	2,088
Other assets	1,764
$ 119,194

Deposits	$ 98,958
Federal funds purchased	947
Other borrowings	5,200
Other liabilities	2,242
Acquisition cost, net of cash acquired	11,847
$ 119,194

3.      CASH AND DUE FROM BANKS

The Company is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The amount of average required reserve balance for the period including December 31, 2001 and 2000 was approximately $8.3 million and $10.8 million, respectively, and was met by holding cash and maintaining an average balance with the Federal Reserve Bank.

4.      INVESTMENT SECURITIES ($000's)

The amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities are as follows:

	December 31, 2001
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-For-Sale:
U.S. Treasury and agencies	$ 42,535	$ 1,466	$	$ 44,001
U.S. Government agency mortgage-backed securities	95,175	1,119	369	95,925
Corporate obligations	8,363	296	12	8,647
Obligations of states and political subdivisions	43,949	825	90	44,684
Other investment securities	331			331
	$ 190,353	$ 3,706	$ 471	$ 193,588

Held-To-Maturity:
U.S. Treasury and agencies	$ 200	$	$	$ 200
U.S. Government agency mortgage-backed securities	2	-	-	2
Obligations of states and political subdivisions	18,537	473	119	18,891
Other investment securities	395			395
	$ 19,134	$ 473	$ 119	$ 19,488

29

	December 31, 2000
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-For-Sale:
U.S. Treasury and agencies	$ 96,465	$ 73	$ 675	$ 95,863
U.S. Government agency mortgage-backed securities	79,467	1,084	145	80,406
Corporate obligations	15,316	50	149	15,217
Obligations of states and political subdivisions	40,240	487	157	40,570
	$ 231,488	$ 1,694	$ 1,126	$ 232,056

Held-To-Maturity:
Obligations of states and political subdivisions	$ 17,060	$ 452	$ 33	$ 17,479
	$ 17,060	$ 452	$ 33	$ 17,479

Gross realized gains and gross realized losses on securities available-for-sale for the years ended December 31, 2001, 2000 and 1999 were as follows:

	2001		2000		1999

	Gains	Losses	Gains	Losses	Gains	Losses

U.S. Treasury and agencies	$ 199	$ 9	$ -	$ -	$ 17	$ -
U.S. Government agency mortgage-backed securities	-	10	-	-	9	-
Corporate obligations	30	-	4	-	16	54
Obligations of states and political subdivisions		-	-	-	228	30
	$ 229	$ 19	$ 4	$ -	$ 270	$ 84

Investment securities having a carrying value of $91,614 and $71,257 at December 31, 2001 and 2000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The carrying value and fair value of debt securities at December 31, 2001 with contractual maturity dates are shown in the following table. Securities with serial maturities, which include mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, are detailed on a separate line. Serial maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Certain obligations of U.S. government agencies and states and political subdivisions are callable by the applicable agency or political subdivision. These borrowers also have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-For-Sale		Held-To-Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$ 14,437	$ 14,669	$ 290	$ 291
Due after one year through five years	45,603	47,348	3,515	3,633
Due after five years through ten years	31,118	31,544	6,925	7,152
Due after ten years	4,022	4,102	8,404	8,412
Serial maturities	95,173	95,925	-	-
Total	$ 190,353	$ 193,588	$ 19,134	$ 19,488

5.      LOANS RECEIVABLE ($000's)

The breakdown of loans receivable is as follows:

	2001	2000

Commercial and industrial	$ 235,809	$ 161,709
Real estate:
Construction	151,468	67,789
Residential and commercial	556,935	443,414
Individuals	59,988	69,457
Other	7,844	5,885
Total	$ 1,012,044	$ 748,254

Included in the above balances are net deferred fees of $2,306 and $1,350 at December 31, 2001 and 2000, respectively.

At December 31, 2001, loans are comprised of fixed and variable rate instruments as follows:

Loans at fixed rates	$ 349,587
Loans at variable rates	662,457
Total	$1,022,044

Loans at variable rates include loans that reprice immediately, as well as loans that reprice any time prior to maturity.

Approximate loan portfolio maturities on fixed-rate loans and repricings on variable-rate loans at December 31, 2001 are as follows:

	Within 1 Year	1 to 5 Years	After 5 Years	Total

Commercial and industrial	$ 142,219	$ 69,532	$ 24,058	$ 235,809
Real estate	221,213	325,441	161,749	708,403
Individuals	13,404	26,272	20,312	59,988
Other	1,049	190	6,605	7,844
Total	$ 377,885	$ 421,435	$ 212,724	$ 1,012,044

Approximately $328,187 of variable-rate loans will reprice within one year. Variable residential real estate loans have maturities between 15 and 30 years; variable commercial and industrial real estate loans typically have maturities between 5 and 10 years.

In the ordinary course of business, the Company has made loans to its directors, executive officers, principal shareholders and their associated and affiliated companies ("related parties"). All such loans have been made on the same terms as those prevailing at the time of origination to other borrowers. At December 31, 2001 and 2000 outstanding loans to related parties were $6,675 and $12,004, respectively. Repayments of $302 and new advances of $37 were made during the year ended December 31, 2001. The significant decrease in loans to related parties is due to the fact that several former directors and officers who were considered related parties at December 31, 2000 were not considered related parties at December 31, 2001.

Transactions in the allowance for loan and lease losses of the Company for the indicated years ended December 31 are summarized as follows:

	2001	2000	1999

Balance, January 1	$ 9,838	$ 9,617	$ 8,497
Provision for loan and lease losses	3,190	1,936	1,862
	13,028	11,553	10,359
Charge-offs	(2,146)	(1,841)	(1,119)
Recoveries	476	126	377
Net charge-offs	11,358	9,838	9,617
Acquisitions	1,863	-	-
Balance, December 31	$ 13,221	$ 9,838	$ 9,617

A summary of non-accrual loans and the related loss of interest income is presented below:

	2001	2000

Non-accrual loans December 31	$ 3,055	$ 1,275
Interest income that would have been earned during the year at
original contractual rates	$ 261	$ 285
Interest income actually recognized during the year	$ 50	$ 19

At December 31, 2001 the Company had loans totaling $1,061 considered impaired under SFAS No. 114, Accounting for Impaired Loans, included in non-accrual loans. The Company had loans totaling $1,379 considered impaired at December 31, 2000. The allowance allocated to impaired loans was $177 and $390 at December 31, 2001 and 2000, respectively. The amount of the allowance against impaired loans was determined after measuring impairment based on the present value of the expected future cash flows discounted at the loan's effective rate. The average recorded investment in impaired loans was $1,058 and $2,190 for the years ended December 31, 2001 and 2000. The Company has no commitment to extend additional credit on loans which are non-accrual or impaired at December 31, 2001.

All of the Bank's loans, commitments and commercial and standby letters of credit have been granted to customers in the Bank's market area. Investments in state and municipal securities are not significantly concentrated within any one region of the United States. The distribution of commitments to extend credit were granted primarily to commercial borrowers as of December 31, 2001. The Bank's loan policy does not allow the extension of credit to any single borrower or group of related borrowers in excess of a total of $3 million commercial credit or $5 million real estate secured credit without approval from the Board of Directors.

6.      DIRECT FINANCING LEASES ($000's)

Following are the components of the net investment in direct financing leases at December 31, 2001 and 2000:

	2001	2000

Total minimum lease payments receivable	$ 4,041	$ 3,909
Add:
Estimated unguaranteed residual values of leased equipment	1,022	676
Less:
Unearned income	(965)	(829)
Net investment in direct financing leases	$ 4,098	$ 3,756

Future minimum lease payments to be received on direct financing leases are as follows:

Year Ending December 31,

2002	$ 1,628
2003	953
2004	543
2005	366
2006	551
Total	$ 4,041

7.     PREMISES AND EQUIPMENT ($000's)

The detail of premises and equipment is as follows:

	2001	2000

Land	$ 7,085	$ 6,772
Buildings	29,161	23,607
Furniture, fixtures and equipment	24,933	21,112
	61,179	51,491
Less accumulated depreciation and amortization	22,308	17,895
Total	$ 38,871	$ 33,596

8.     MORTGAGE SERVICING RIGHTS ($000's)

Mortgages serviced for others are not included in the accompanying balance sheets. Loans serviced for others totaled $538.5 million and $324.2 million at December 31, 2001 and 2000, respectively. The fair value of the mortgage servicing rights ("MSR") was determined using a discounted cash flow model, which incorporates the expected life of the loans, estimated costs to service the loans, servicing fees to be received, and other factors. The key assumptions used to initially value the MSR recorded in 2001 included a constant prepayment rate ("CPR") of 12.4% and a discount rate of 10%. The changes in the balance of capitalized mortgage servicing rights were as follows:

	2001	2000	1999

Balance, beginning of year	$ 3,137	$ 2,717	$ 2,086
Additions for other loans sold	4,038	999	1,159
Amortization of servicing rights for loans securitized	(1,303)	(579)	(528)
Valuation allowance	(996)	-	-
	$ 4,876	$ 3,137	$ 2,717

The valuation allowance was established during 2001 through a charge to operations due to higher loan prepayments.

The sensitivity of the current fair value for capitalized MSR to immediate changes in key assumptions were as follows:

	15 Year
	and Adjust-
	able Rate	30 Year
	Mortgages	Mortgages	Total

Fair value of MSR	$ 1,344	$ 3,532	$ 4,876
Weighted Average Life (in years)	3.3	4.5	4.2
Constant Prepayment Rate	13.27%	12.27%	12.42%
Impact on fair value of 25% decrease	108	532	640
Impact on fair value of 50% decrease	268	1,132	1,400
Impact on fair value of 25% increase	(130)	(302)	(432)
Impact on fair value of 50% increase	(215)	(603)	(818)

Future cash flows discounted at	10.00%	10.00%	10.00%
Impact on fair value of 25% decrease	$ 60	$ 400	$ 460
Impact on fair value of 50% decrease	154	796	950
Impact on fair value of 25% increase	(95)	(225)	(320)
Impact on fair value of 50% increase	(160)	(474)	(634)

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased discount rates), which might magnify or counteract the sensitivities.

9.      TIME DEPOSITS ($000's)

Included in time deposits at December 31, 2001, 2000 and 1999 are $139,472, $107,251 and $65,403, respectively, of deposits $100,000 or greater.

The following table sets forth, by remaining maturity, time certificates of deposit at December 31, 2001:

	Time Deposits of	All Other
	$100,000 or More	Time Deposits	Total

Three months or less	$ 48,069	$ 101,494	$ 149,563
Over three months through twelve months	82,460	142,608	225,068
Over twelve months through three years	6,806	27,724	34,530
Over three years	2,137	8,686	10,823
Total	$ 139,472	$ 280,512	$ 419,984

10.      SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE ($000's)

		Weighted	Carrying	Market
		Average	Value of	Value of
	Repurchase	Interest	Underlying	Underlying
	Amount	Rate	Assets	Assets

December 31, 2001: Overnight	$ 25,715	1.76%	$ 26,878	$ 26,964
December 31, 2000: Overnight	$ 15,133.00	4.59%	$ 15,133.00	$ 15,133.00

The securities underlying agreements to repurchase entered into by the Bank are for the same securities originally sold, with a one day maturity. In all cases, the Company maintains control over the securities. Securities sold under agreements to repurchase average approximately $19,321 for the year ended December 31, 2001, and the maximum amount outstanding at any month end for the year ended December 31, 2001 was $29,480. Investment securities are pledged as collateral in an amount equal to the repurchase agreements.

11.      LEASE COMMITMENTS ($000's)

The Company is obligated under a number of noncancelable operating leases for land, buildings and equipment. The majority of these leases have renewal options. In addition, some of the leases contain escalation clauses tied to the consumer price index with caps.

The Company's future minimum rental payments required under land, buildings and equipment operating leases that have initial or remaining noncancelable lease terms of one year or more are as follows:

Year Ending
December 31,

2002	$ 1,486
2003	1,314
2004	1,046
2005	873
2006	733
Thereafter	3,547

Total	$ 8,999

Rent expense applicable to operating leases for the years ended December 31, 2001, 2000 and 1999 was $1,019, $1,011 and $770, respectively.

The Bank leases portions of its various buildings to other tenants. The leases provide for monthly lease payments to the Bank in the amount of $14.

12.      INCOME TAXES ($000's)

The following is a summary of consolidated income tax expense:

	Current	Deferred	Total
Year ended December 31, 2001:
Federal	$ 5,257	$ 73	$ 5,330
State	1,061	15	1,076
Total	$ 6,318	$ 88	$ 6,406

Year ended December 31, 2000:
Federal	$ 5,459	$ 229	$ 5,688
State	1,204	46	1,250
Total	$ 6,663	$ 275	$ 6,938

Year ended December 31, 1999:
Federal	$ 4,832	$ 428	$ 5,260
State	1,095	78	1,173
Total	$ 5,927	$ 506	$ 6,433

A reconciliation of the Company's expected tax expense using the U.S. Federal income tax statutory rate to the actual effective rate is as follows:

	2001	2000	1999

Statutory Federal income tax rate	35.0%	34.6%	34.8%
Tax-exempt income	(6.5)	(5.0)	(5.3)
State excise tax, net of Federal income tax benefit	5.3	4.7	4.6
Amortization of intangibles	3.2	1.7	1.4
Nondeductible merger expenses	4.8	1.8	-
Other	1.0	0.4	(0.1)
Effective income tax rate	42.8%	38.2%	35.4%

The tax effects of temporary differences which give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31 are as follows:

	2001	2000
Deferred tax assets:
Loans receivable, due to allowance for loan losses	$ 3,481	$ 2,939
Net operating loss carryforward	323	119
Unrealized loss on investment securities	-	204
Deferred bonus	679	262
Accrued liabilities	128	161
Other	417	547
Total gross deferred tax assets	5,028	4,232

Deferred tax liabilities:
Investment securities, due to accretion of discount	254	172
Excess tax over book depreciation	1,115	1,018
Investment securities, due to FHLB stock dividends	1,139	932
Unrealized gain on investment securities	1,243	427
Deferred loan fees	1,943	1,333
Leased assets	205	238
Other	350	-
Total gross deferred tax liabilities	6,249	4,120
Net deferred tax (liabilities) assets	$ (1,221)	$ 112

There was no valuation allowance for deferred tax assets as of December 31, 2001 and 2000. The Company has determined that it is not required to establish a valuation allowance for the deferred tax assets as management believes it is more likely than not that the deferred tax asset of $5,028 and $4,232 at December 31, 2001 and 2000, respectively, will be realized principally through carrryback to taxable income in prior years, future reversals of existing taxable temporary differences, and to a minor extent, future taxable income. Management believes that future taxable income will be sufficient to realize the benefits of temporary deductible differences that cannot be realized through carryback to prior years or through the reversal of future temporary taxable differences.

13.      FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and financial guarantees. Those instruments involve elements of credit and interest-rate risk similar to the amounts recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of the Company's involvement in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, and financial guarantees written, is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company's experience has been that a majority of loan commitments are drawn upon by customers. While most commercial letters of credit are not utilized, a significant portion of such utilization is on an immediate payment basis. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral varies but may include cash, accounts receivable, inventory, premises and equipment, and income-producing commercial properties.

Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary.

The Company has not been required to perform on any financial guarantees during the past three years. The Company has not incurred any losses on its commitments in either 2001, 2000 or 1999.

14.      EARNINGS PER SHARE ($000's except per share data)

The following table reconciles basic earnings per common share (EPS) to diluted EPS:

	For the Year Ended December 31, 2001
		Weighted
		Average	Per Share
	Income	Shares	Amount
Basic EPS:
Income available to common shareholders	$ 8,550	18,781,813	$ 0.46
Effect of dilutive securities: stock options	-	224,536	(0.01)
Diluted EPS	$ 8,550	19,006,349	$ 0.45

	For the Year Ended December 31, 2000
		Weighted
		Average	Per Share
	Income	Shares	Amount
Basic EPS:
Income available to common shareholders	$ 11,109	18,713,018	$ 0.59
Effect of dilutive securities: stock options	-	185,881	(0.00)
Diluted EPS	$ 11,109	18,898,899	$ 0.59

	For the Year Ended December 31, 1999
		Weighted
		Average	Per Share
	Income	Shares	Amount
Basic EPS:
Income available to common shareholders	$ 11,776	18,949,781	$ 0.62
Effect of dilutive securities: stock options	-	217,256	(0.01)
Diluted EPS	$ 11,776	19,167,037	$ 0.61

Options to purchase 142,644, 425,438 and 194,100 shares of common stock at prices ranging from $8.38 to $13.59 per share were outstanding during 2001, 2000 and 1999, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire from 2008 to 2010 were outstanding at December 31, 2001.

15.      EMPLOYEE BENEFIT PLANS ($000's)

Employee Savings Plan - The Bank's employees participate in a defined contribution profit sharing and 401(k) plan sponsored by the Bank. At the discretion of the Bank's Board of Directors, the Bank may elect to contribute to the profit sharing plan based on profits of the Bank. Employees become eligible to participate in the profit sharing plan the first year they achieve 1,000 hours of service. The provision for profit sharing costs charged to expense amounted to $1,118, $720 and $579 in 2001, 2000 and 1999, respectively.

Strand employees also participate in the defined contribution profit sharing and 401(k) plan. At the discretion of Strand's Board of Directors, Strand may elect to contribute to the profit sharing plan based on profits of Strand. Employees become eligible to participate in the profit sharing plan upon completion of two years of service. The provision for profit sharing costs charged to expense amounted to $29, $49 and $1 in 2001, 2000 and 1999 respectively.

Employee Stock Ownership Plan ("ESOP") - The Company sponsored an employee stock ownership plan that covered all employees who met the eligibility requirements. To be eligible, an employee must have been age twenty-one or older and have completed one year of service during which the employee had at least 1,000 hours of service. The ESOP was noncontributory. Employees were 20% vested after two years of service and vesting increased at the rate of 20% each year thereafter such that employees were 100% vested after six years of service. The Company made annual contributions to the ESOP at a minimum, sufficient to pay interest due on outstanding loans, required principal repayments, operating expenses and administrative fees. In certain years, the Company also deposited additional funds to enable the ESOP to repurchase shares from participants. All dividends received by the ESOP were used to pay debt service. The ESOP shares initially were pledged as collateral for its debt. As the debt was repaid, shares were released from the collateral based on the proportion of debt service paid in the year and allocated to active employees.

The shares pledged as collateral for debt due to the Company by the ESOP were reported as unearned ESOP shares on the consolidated balance sheets. As shares were committed to be released from collateral, the Company reported compensations expense equal to the shares being released for allocations multiplied by the average market price of the Company's common stock during the year. Dividends on allocated ESOP shares were recorded as a reduction of retained earnings. Dividends on unallocated ESOP shares were recorded as a reduction of debt and accrued interest.

In 1998, the ESOP debt was repaid in full, thereby releasing all remaining shares for allocation. On December 30, 1999 the Company decided to terminate the ESOP pending approval from the Internal Revenue Service ("IRS"). In December of 2000, the Company received approval from the IRS to terminate the plan. All participants were immediately 100% vested and the plan was disbursed in February 2001. The ESOP share activity for the years ended December 31, 2001, 2000 and 1999 were as follows (share amounts have been restated for the conversion to Umpqua Holdings Corporation ("UMPQ") stock).

	2001	2000	1999

Allocated	872,935	872,935	702,250
Shared released for allocation	(872,935)		170,685
Total ESOP shares		872,935	872,935

Executive Supplemental Income Plan - The Company sponsors a Key Executive Deferred Compensation Plan which is a noncontributory defined benefit plan covering a select group of key management employees. Benefits under the Plan are based on years of service, final average pay and covered compensation. At December 31, 2001, the Plan covered eight participants, including four employees, two former employees with vested right to future benefits, and two retirees and beneficiaries receiving benefits.

The Key Executive Deferred Compensation Plan is an unfunded plan providing supplementary retirement benefits to high-level employees. The activity with respect to this plan in 2001, 2000 and 1999 is as follows:

Change in Benefit Obligation	2001	2000	1999
Benefit obligation at beginning of year	$ 1,204	$ 920	$ 1,016
Service cost	44	34	43
Interest cost	78	59	65
Actuarial loss (gain)	(87)	206	(189)
Benefits paid	(27)	(15)	(15)
Benefit obligation at end of year	$ 1,212	$ 1,204	$ 920

Weighted Average Assumptions as of
December 31,
Discount rate	6.50%	6.50%	6.50%

Expected return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	4.00%	4.00%

Components of Net Periodic Cost	2001	2000	1999
Service cost	$ 44	$ 34	$ 43
Interest cost	78	59	65
Amortization of prior service cost	7	7	7
Recognized net actuarial loss	9	-	25
Net periodic benefit cost	$ 138	$ 100	$ 140

16.      TERM DEBT ($000's)

The Bank had outstanding notes from the FHLB at December 31, 2001 and 2000 as follows:

December 31, 2001			December 31, 2000
		Interest			Interest
Amount	Maturity	Rate	Amount	Maturity	Rate

$ 14,263	January 2002	5.09%	$ 139	January 2001	6.00%
1,000	March 2002	3.42%	7,500	October 2001	4.85%
5,000	May 2002	4.37%	10,000	April 2002	6.70%
1,000	June 2002	4.14%	118	November 2003	5.75%
700	August 2002	1.83%	7,000	December 2003	5.30%
2,000	April 2003	4.88%	2,000	November 2011	8.50%
78	November 2003	5.75%	$ 26,757	Weighted average	5.94%
7,000	December 2003	5.30%
$ 31,041	Weighted average	4.85%

Interest on the above borrowings is due monthly with the principal due at maturity, with the exception of the note due November 2003, where in addition to interest a portion of the principal is due monthly.

The maximum amount outstanding at month end during 2001 and 2000 was $38,578 and $56,155, respectively. The average balance outstanding during 2001 and 2000 was $14,200 and $36,302, respectively. The average interest rates on the borrowings was 5.05% in 2001 and 5.85% in 2000.

The Bank has pledged as collateral for these notes all FHLB stock, all funds on deposit with the FHLB, all notes or other instruments representing obligations of third parties, and its instruments, accounts, general intangibles, equipment and other property in which a security interest can be granted by the Bank to the FHLB.

The Bank had unused lines of credit of $288.4 million at December 31, 2001. The FHLB requires the Bank to maintain a required level of investment in FHLB and sufficient collateral to qualify for notes. At December 31, 2001, the Bank had $232 million in qualifying collateral.

17.      SHAREHOLDERS' EQUITY ($000's)

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classifications are also subject to qualitative judgments by the regulators about risk components, asset risk weighting, and other factors.

Risk based capital guidelines issued by the Federal Reserve Bank establish a risk adjusted ratio relating capital to different categories of assets and off balance sheet exposures for bank holding companies. The Company's Tier 1 capital is comprised primarily of common equity, and excludes the equity impact of adjusting available-for-sale securities to fair value. Total capital also includes a portion of the allowance for loan losses, as defined according to regulatory guidelines.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets (as defined in the regulations), and of Tier I capital to average assets (as defined in the regulations). Management believes, as of December 31, 2001, that the Company meets all capital adequacy requirements to which it is subject.

The Company's actual capital amounts and ratios are presented in the following table:

To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2001:
Total capital
(To risk weighted assets)	$ 123,689	10.86%	$ 91,135	8.00%	$ 113,918	10.00%
Tier I capital
(To risk weighted assets)	$ 110,469	9.70%	$ 45,567	4.00%	$ 68,351	6.00%
Tier 1 capital
(To average assets)	$ 110,469	8.65%	$ 51,088	4.00%	$ 63,860	5.00%

As of December 31, 2000:
Total capital
(To risk weighted assets)	$ 112,348	13.11%	$ 68,539	8.00%	$ 85,675	10.00%
Tier I capital
(To risk weighted assets)	$ 102,429	11.95%	$ 34,270	4.00%	$ 51,405	6.00%
Tier 1 capital
(To average assets)	$ 102,429	9.64%	$ 42,525	4.00%	$ 53,155	5.00%

The Bank is a state chartered bank with deposits insured by the Federal Deposit Insurance Corporation ("FDIC") and is not a member of the Federal Reserve System, and is subject to the supervision and regulation of the Director of the Oregon Department of Consumer and Business Services, administered through the Division of Finance and Corporate Securities and to the supervision and regulation of the FDIC. As of December 31, 2001, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions present since the notification that management believes have changed the Bank's category.

18.      EMPLOYEE STOCK OPTION PLAN ($000's except per share data)

The Company adopted a new stock option plan that was approved by shareholders in November 2000 which provided for grants of up to 1,000,000 shares. The plan further provides that no grants would be issued if existing options and later grants under the 2000 stock option plan exceed 10% of outstanding shares. Under the plan, the exercise price of each option equals the market price of the Company's stock on the date of the grant, and an option's maximum term is 11 years. Options vest upon meeting performance criteria, but in all circumstances no later than six years after the date of the grant. Upon adoption of the plan, the previous stock option plan, adopted by shareholders in 1995, was terminated. The following table summarizes information about stock options outstanding at December 31, 2001, 2000 and 1999:

	2001		2000		1999
		Average		Average		Average
	Options	Price Per	Options	Price Per	Options	Price Per
	Outstanding	Share	Outstanding	Share	Outstanding	Share

Balance, beginning of year	1,069,302	$ 7.18	987,392	$ 7.08	855,148	$ 6.29
Grants	21,000	5.44	141,638	6.90	243,655	9.24
Exercised	(110,258)	5.95	(44,643)	3.48	(61,232)	3.54
Linn Benton Bank options converted	48,235	10.61	-	-	-	-
Canceled and returned to plan	(37,330)	5.37	(15,085)	8.82	(50,179)	8.50
Balance, end of year	990,949	$ 7.51	1,069,302	$ 7.18	987,392	$ 7.08

Options exercisable at end of year	662,983		580,191		474,030

Average fair value of options granted during year		$ 1.80		$ 2.85		$ 3.99

The fair value per share of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumption for grants in 2001, 2000 and 1999: dividend yield from 1.7% to 3.3%, risk-free interest rate of 5.1% - 5.5%, volatility of 25% - 47% and expected lives of six to ten years.

The Company applies APB Opinion No. 25 in accounting for its plan and, accordingly, no compensation cost has been recognized for stock options in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for the stock options under the Black-Scholes option-pricing model described above, as permitted in SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

	2001	2000	1999

Net income, as reported	$ 8,550	$ 11,109	$ 11,776
Net income, pro forma	$ 8,527	$ 10,866	$ 11,193
Basic earnings per share	$ 0.46	$ 0.59	$ 0.62
Basic earnings per share, pro forma	$ 0.45	$ 0.58	$ 0.59
Diluted earnings per share	$ 0.45	$ 0.59	$ 0.61
Diluted earnings per share, pro forma	$ 0.45	$ 0.57	$ 0.58

Outstanding options at December 31, 2001 are as follows:

		Exercise Price
Total Shares	Vested Shares	per Share	Expiration

295,559	279,858	$ 3.47	2005
5,587	3,218	4.57	2006
130,264	105,282	8.16	2007
163,979	117,442	11.64	2008
226,152	87,657	9.44	2009
140,724	50,082	8.34	2010
28,684	19,444	7.49	2011

990,949	662,983	$ 7.51

19.      COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries are defendants in various legal proceedings. Management, after reviewing these actions and proceedings with legal counsel, believes that the outcome of such proceedings will not have a materially adverse effect upon the financial position or results of operations of the Company and its subsidiaries.

In the normal course of business, there are various commitments and contingent liabilities outstanding, such as commitments to extend credit. At December 31, 2001, the Company had approximately $705 million committed under standby letters of credit. The Company issues these standby letters of credit using the same guidelines as a direct loan. Management anticipates no material losses as a result of these transactions.

At December 31, 2001, outstanding commitments to advance funds amounted to approximately $263 million of which approximately $32 million were for fixed rate loans and approximately $231 million were for variable rate loans.

At December 31, 2001 the Company had firm commitments to sell $19.5 million of residential loans. These agreements are short-term fixed rate commitments and no material gain or loss is likely.

20.      FAIR VALUE OF FINANCIAL INSTRUMENTS ($000's)

The following is presented pursuant to the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments.

The estimated fair values of the Company's financial instruments are as follows:

	December 31, 2001		December 31, 2000
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and due from banks	$ 107,988	$ 107,988	$ 95,161	$ 95,161
Trading account assets	3,010	3,010	1,106	1,106
Securities held-to-maturity	19,134	19,488	17,060	17,479
Securities available-for-sale	193,588	193,588	232,056	232,056
Loans and leases	1,016,142	1,029,794	752,010	744,605
FHLB stock	8,170	8,170	6,901	6,901
FRB stock	-	-	759	759
Mortgage servicing rights	4,876	4,876	3,137	4,217
Mortgage loans held for sale	11,520	11,520	3,814	3,814

Financial liabilities:
Deposits	$ 1,204,893	$ 1,206,552	$ 993,577	$ 993,375
Securities sold under agreement to repurchase	25,715	25,715	15,133	15,133
Fed funds purchased	7,500	7,500	-	-
Term debt	31,041	31,346	26,757	26,560

Off-balance-sheet financial instruments:
Loan commitments	$ 244,000	$ 244,000	$ 181,126	$ 181,126
Letters of credit	705	705	2,338	2,338

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value. The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Potential tax ramifications related to the realization of unrealized gains and losses that would be incurred in an actual sale have not been taken into consideration.

Cash and Short-Term Investments - For short-term instruments, including cash and due from banks, and interest-bearing deposits with banks, the carrying amount is a reasonable estimate of fair value.

Securities - For trading securities and securities available-for-sale, fair value estimates are based on quoted market prices or dealer quotes.

Loans - Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, including commercial, real estate and consumer loans. Each loan category is further segregated by fixed and variable rate, performing and nonperforming categories. For variable rate loans, carrying value approximates fair value. Fair value of fixed rate loans is calculated by discounting contractual cash flows at rates which similar loans are currently being made.

Deposit Liabilities - The fair value of deposits with no stated maturity, such as noninterest-bearing deposits, savings and interest checking accounts, and money market accounts, is equal to the amount payable on demand as of December 31, 2001 and 2000. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Term Debt - The fair value of medium term notes is calculated based on the discounted value of the contractual cash flows using current rates at which such borrowings can currently be obtained.

Other Assets and Liabilities - The carrying amount of financial instruments in these classifications is a reasonable estimate of fair value due to their short-term nature.

21.      SEGMENT INFORMATION ($000's)

During 2001, the Company operated three primary segments, the community banking, mortgage banking and the retail brokerage segments. The community banking segment consists of the Company's subsidiary Umpqua Bank which operates 45 stores from Ashland to Portland along the I-5 corridor and the Oregon coast. The Bank offers loan and deposit products to its customers who consist of individuals, state and local governmental bodies, and small to medium size commercial companies. The mortgage banking segment originates, sells and services residential mortgage loans. The retail brokerage segment consists of the Company's subsidiary Strand, Atkinson, Williams and York. Strand offers a full range of retail brokerage services and products to its clients who consist primarily of individual investors. Since Strand was acquired in November 1999, the Company did not consider it to be a reportable segment during 1999.

The Company accounts for intercompany fees and services at an estimated fair value according to regulatory requirements for services provided. Intercompany items relate primarily to management services and interest on intercompany borrowings.

Summarized financial information concerning the Company's reportable segments and the reconciliation to the Company's consolidated results is shown in the following tables:

	Year Ended December 31, 2001
	Retail	Retail	Mortgage		Consoli-
	Banking	Brokerage	Banking	Other	dated

Interest income	$ 84,928	$ 90	$ 3,096	$ (76)	$ 88,038
Interest expense	30,806	-	1,402	201	32,409
Net interest income	54,122	90	1,694	(277)	55,629
Provision for loan and lease losses	3,165	-	25	-	3,190
Noninterest income	10,991	8,309	4,211	(113)	23,398
Noninterest expense	38,136	7,847	3,980	3,159	53,122
Intangible amortization	729	226	-	179	1,134
Merger expenses	6,461	153	-	(4)	6,610

Income before taxes	16,622	173	1,900	(3,724)	14,971
Provision for income taxes	6,960	152	714	(1,420)	6,406
Net income before minority interest	9,662	21	1,186	(2,304)	8,565
Income attributable to minority interest	-	-	-	(15)	(15)
Net income	$ 9,662	$ 21	$ 1,186	$ (2,319)	$ 8,550
	=========	=========	=========	=========	=========
Total assets	$ 1,376,676	$ 8,187	$ 56,101	$ (12,253)	$ 1,428,711
Loans and leases	$ 964,474	$ -	$ 51,668	$ -	$ 1,016,142
Deposits	$ 1,205,432	$ -	$ 2,987	$ (3,526)	$ 1,204,893

43

	Year Ended December 31, 2000
	Retail	Retail	Mortgage		Consoli-
	Banking	Brokerage	Banking	Other	dated

Interest income	$ 80,949	$ 87	$ 1,205	$ (173)	$ 82,068
Interest expense	30,577	57	829	(101)	31,362
Net interest income	50,372	30	376	(72)	50,706
Provision for loan and lease losses	1,944	-	(8)	-	1,936
Noninterest income	9,615	6,458	801	595	17,469
Noninterest expense	35,318	5,870	913	3,061	45,162
Intangible amortization	766	158	-	8	932
Merger expenses	1,972	-	-	-	1,972
Income before taxes	19,987	460	272	(2,546)	18,173
Provision for income taxes	7,604	221	88	(975)	6,938
Net income before minority interest	12,383	239	184	(1,571)	11,235
Income attributable to minority interest	-	-	-	(126)	(126)
Net income	$ 12,383	$ 239	$ 184	$ (1,697)	$ 11,109
	=========	=========	=========	=========	=========
Total assets	$ 1,126,988	$ 5,531	$ 24,511	$ 2,120	$ 1,159,150
Loans and leases	$ 731,002	$ -	$ 21,008	$ -	$ 752,010
Deposits	$ 993,251	$ -	$ 1,779	$ (1,453)	$ 993,577

	Year Ended December 31, 1999
	Retail	Retail	Mortgage		Consoli-
	Banking	Brokerage	Banking	Other	dated

Interest income	$ 68,352	$ -	$ -	$ (84)	$ 68,268
Interest expense	23,005	-	-	(47)	22,958
Net interest income	45,347	-	-	(37)	45,310
Provision for loan and lease losses	1,862	-	-	-	1,862
Noninterest income	9,491	-	2,403	(343)	11,551
Noninterest expense	32,205	-	1,985	1,875	36,065
Intangible amortization	785	-	-	-	785
Merger expenses	-	-	-	-	-
Income before taxes	19,986	-	418	(2,255)	18,149
Provision for income taxes	7,172	-	149	(888)	6,433
Net income before minority interest	12,814	-	269	(1,367)	11,716
Loss attributable to minority interest	-	-	-	60	60
Net income	$ 12,814	$ -	$ 269	$ (1,307)	$ 11,776
	=========	=========	=========	=========	=========
Total assets	$ 1,015,038	$ -	$ 269	$ (1,237)	$ 1,014,070
Loans and leases	$ 635,601	$ -	$ -	$ -	$ 635,601
Deposits	$ 842,097	$ -	$ -	$ (831)	$ 841,266

22.      PARENT COMPANY FINANCIAL STATEMENTS ($000's)

	December 31,
Condensed Balance Sheets	2001	2000

Assets
Non-interest-bearing deposits with subsidiary banks	$ 2,397	$ 803
Investments in:
Bank subsidiary	130,694	106,251
Nonbank subsidiary	3,306	4,224
Receivable from bank subsidiary	8,900	800
Receivable from nonbank subsidiary	2,647	1,557
Other assets	528	1,465
Total assets	$ 148,472	$ 115,100

Liabilities and shareholders' equity
Payable to bank subsidiary	$	$ 16
Other liabilities	9,408.00	1,598.00
Other borrowings	3,763	2,000
Total liabilities	13,171	3,614
Shareholders' equity	135,301	111,486
Total liabilities and shareholders' equity	$ 148,472	$ 115,100

	Year Ended December 31,
Condensed Statements of Income	2001	2000	1999

Income
Dividends from subsidiaries	$ 15,100	$ 6,630	$ 11,830
Other income	839	2,494	3,697
Total income	15,939	9,124	15,527

Expenses
Management fees paid to subsidiaries	142	63	26
Other expenses	3,962	4,906	5,507
Total expenses	4,104	4,969	5,533

Income before income tax and equity in undistributed
income (loss) of subsidiaries	11,835	4,155	9,994
Income tax benefit	(1,216)	(951)	(737)
Net income before equity in undistributed income
(loss) of subsidiaries	13,051	5,106	10,731
Equity in undistributed income (loss) of
subsidiaries	(4,501)	6,003	1,045
Net income	$ 8,550	$ 11,109	$ 11,776

45

	Year Ended December 31,
Condensed Statements of Cash Flows	2001	2000	1999

Operating activities:
Net income	$ 8,550	$ 11,109	$ 11,776
Adjustment to reconcile net income to net cash
provided by operating activities:
Equity in undistributed (earnings) loss of
subsidiaries	4,501	(6,003)	(1,045)
Deferred income taxes	-	(918)	(704)
Increase in other liabilities	7,810	367	653
Increase in other assets	827	952	586
Net cash provided by operating activities	21,688	5,507	11,266

Investing activities:
Investment in subsidiary	(10,937)	(1,471)	(5,706)
Net increase in receivables from subsidiaries	(9,190)	(1,946)	(410)
Net cash used by investing activities	(20,127)	(3,417)	(6,116)

Financing activities:
Net (decrease) increase in payables to subsidiaries	(16.00)	(30.00)	846.00
Increase in other borrowings	1,763	1,200	-
Dividends paid	(2,525)	(3,487)	(4,166)
Stock repurchased	-	(117)	(3,721)
Proceeds from issuance of common stock	-	-	73
Proceeds from exercise of stock options	811	155	149
Net cash provided (used) by financing activities	33	(2,279)	(6,819)

Change in cash and cash equivalents	1,594	(189)	(1,669)
Cash and cash equivalents, beginning of year	803	992	2,661
Cash and cash equivalents, end of year	$ 2,397	$ 803	$ 992

EXHIBIT 21.1

SUBSIDIARIES OF THE REGISTRANT

Name of Subsidiary	Jurisdiction of Incorporation	Name Under Which Business Is Conducted
Umpqua Bank	Oregon	Umpqua Bank
Strand, Atkinson, Williams & York, Inc.	Oregon	Strand, Atkinson, Williams & York

EXHIBIT 23.1

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statements Nos. 333-77259 and 333-58978 of Umpqua Holdings Corporation on Form S-8 of our report dated February 28, 2002 appearing in this Annual Report on Form 10-K of Umpqua Holdings Corporation for the year ended December 31, 2001.

/s/ Deloitte & Touche LLP

Portland, Oregon
March 28, 2002

EXHIBIT 23.2

UMPQUA HOLDINGS CORPORATION

Consent of Independent Certified Public Accountants
Dated March 29, 2002

Consent of Independent Certified Public Accountants

To the Shareholders and Board of Directors
of Umpqua Holdings Corporation
Roseburg, Oregon:

We consent to incorporation by reference in the Registration Statements (Nos. 333-77259 and 333-58978) on Form S-8 of Umpqua Holdings Corporation of our report dated January 21, 2000, relating to the historical consolidated statements of income, changes in shareholders' equity and comprehensive income, and cash flows of Umpqua Holdings Corporation and subsidiaries for the year ended December 31, 1999, prior to their restatement for the 2001 and 2000 poolings of interests described in note 2 to the 2001 consolidated financial statements, which report appears in the December 31, 2001 annual report on Form 10-K of Umpqua Holdings Corporation.

/s/ KPMG LLP

Portland, Oregon
March 29, 2002

Exhibit 99.1

RISK FACTORS

The following summarizes certain risks which management believes are specific to the company's business. These should not be viewed as including all risks to the company.

The majority of Umpqua's assets are loans which if not paid would result in losses to the company.

Umpqua, like other lenders, is subject to credit risk, which is the risk of losing principal and interest due to customers' failure to repay loans in accordance with their terms. Although we have established lending criteria and most loans are secured by collateral, a downturn in the economy or the real estate market in our market areas or a rapid increase in interest rates could have a negative effect on collateral values and borrowers' ability to repay.

Although management believes that our allowance for loan losses at December 31, 2001 is adequate, no assurance can be given that an additional provision for loan losses will not be required. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Loans."

Umpqua is pursuing an aggressive growth strategy, which may place heavy demands on its management resources.

Umpqua is a dynamic organization that is one of the fastest-growing community financial services organizations in the United States. We merged with VRB Bancorp in December 2000 increasing our assets from approximately $435 million to $785 million, and with the recent mergers in December 2001, have added approximately $550 million in assets. From time to time we have explored other merger and acquisition opportunities and intend to continue to do so. We expect that a substantial amount of management's attention and effort will be directed at deriving the benefits and efficiencies expected from the mergers. If we were to pursue our strategy too aggressively, or if factors beyond management's control were to divert attention away from our integration plans, management may become over-taxed and we might be unable to realize some or all of the anticipated benefits. Moreover, the combined company is dependent on the efforts of key personnel to achieve the integration of the mergers and any other acquisitions we undertake. The loss of one or more of our key persons could have a material adverse effect upon our ability to achieve the anticipated benefits.

The integration of recently acquired banks may not be completed smoothly, which could result in loss of customers.

In December 2002, we acquired Linn-Benton Bank and in a separate transaction, six banks owned or controlled by Independent Financial Network, Inc. (the "acquired banks"). At the time of the mergers, all of the acquired banks were merged into our existing bank subsidiary under the name of "Umpqua Bank." The acquired banks' customers were accustomed to traditional community bank branch facilities and services. Umpqua Bank has transformed itself from a traditional community bank into a community-oriented financial services retailer. In accommodating this strategy, we have remodeled many of the banking branches to resemble retail stores that include distinct physical areas or boutiques such as a "serious about service center," an "investment opportunity center" and "a computer cafe'." Over a period of months following the mergers, we intend to remodel and convert most of the acquired banks' branches in a similar fashion. Such a conversion would involve significant expenses, disrupt banking activities during the remodeling period, and would present a new look and feel to the banking services and products being offered. There is a risk that some of the existing customers will not stay with Umpqua Bank during the remodeling period or after the conversion is completed. Further, there may be delays in completing the conversion which could cause confusion and disruption in the business of those branches.

The restructuring and integration costs of the recent mergers could exceed estimates; expected consolidation savings may not materialize.

We estimate that we will incur approximately $1.0 million in additional restructuring costs and related expenses by the time the operations of the acquired banks are fully integrated including additional system integration, store remodeling and disposal of duplicative equipment. The actual costs could exceed these estimates and unanticipated costs and charges may arise. Additionally, the cost of remodeling the branches and training personnel could exceed estimates and might not result in increased banking activity, revenues or profits.

Further, we anticipate that as a result of the mergers, various cost savings will accrue to the combined organization by eliminating duplicate positions and outside services including accounting, regulatory compliance, marketing and data processing. There is a risk that we will not be able to realize the cost savings anticipated in the amount or within the time anticipated.

A rapid change in interest rates could make it difficult to maintain interest income and could result in reduced earnings.

Our earnings are largely derived from net interest income, which is interest income and fees earned on loans and investment income, less interest expense paid on deposits and other borrowings. Interest rates are highly sensitive to many factors which are beyond the control of our management, including general economic conditions and the policies of various governmental and regulatory authorities. As interest rates change, net interest income is affected. With fixed rate assets (such as fixed rate loans) and liabilities (such as certificates of deposit), the effect on net interest income depends on the maturity of the asset or liability. Although we strive to minimize interest rate risk through asset/liability management policies, from time to time maturities are not balanced. The rapid drop in interest rates during 2001 made it difficult to reduce interest expense as rapidly as a drop in interest income as interest on many loans is contractually tied to prime rate. Any rapid increase in interest rates in the future could result in interest costs increasing faster than interest income because of fixed rate loans and longer-term investments. An unanticipated rapid decrease or increase in interest rates could have an adverse effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore on the level of net interest income.

Umpqua's banking and brokerage operations are subject to extensive government regulations, which has and can be expected to increase our costs or make us less competitive.

We and our subsidiaries are subject to extensive regulations under federal and state laws. These laws and regulations are intended primarily to protect customers, depositors and the deposit insurance fund, rather than shareholders. Umpqua Bank is a state chartered commercial bank subject to regulations and supervision by the Administrator of the Division of Finance and Corporate Securities of the State of Oregon and by the Federal Deposit Insurance Corporation which also insures bank deposits. We are subject to regulation and supervision by the Board of Governors of the Federal Reserve System. Federal and state regulations place banks at a competitive disadvantage compared to less regulated competitors such as finance companies, credit unions, mortgage banking companies and leasing companies. Although we have been able to compete effectively in our market area in the past, there can be no assurance that we will be able to continue to do so. Further, future changes in federal and state banking regulations could adversely affect our operating results and ability to continue to compete effectively. See "Business - Regulation and Supervision."

Involvement in non-bank businesses may involve new risks.

We have a licensed retail broker-dealer subsidiary, Strand, Atkinson, Williams & York, Inc. The operation of commercial banking and retail brokerage under common ownership has only recently been permitted by federal law, and retail brokerage operations present special risks not previously borne by community banks. For example, the brokerage industry is subject to fluctuations in the stock market that may have a significant adverse impact on transaction fees, customer activity and investment portfolio gains and losses. Likewise, additional or modified regulations may affect our banking, investment banking and brokerage operations. A decline in fees and commissions or losses suffered in the investment portfolio could adversely affect the subsidiary's contribution to the income of the holding company, and might increase the subsidiary's capital needs. In our continuing expansion, we may acquire other financial services companies whose successful integration is not assured and may present additional management challenges and new risks to us.

EXHIBIT 99.2

UMPQUA HOLDINGS CORPORATION
AND SUBSIDIARIES

Independent Auditors' Report for Inclusion
in Historical Consolidated Financial Statements

December 31, 1999

Independent Auditors' Report

To the Shareholders and Board of Directors
of Umpqua Holdings Corporation:

We have audited the historical consolidated statements of income, changes in shareholders' equity and comprehensive income, and cash flows for the year ended December 31, 1999 of Umpqua Holdings Corporation and subsidiaries (prior to the restatement for the 2001 and 2000 poolings of interests described in note 2 to the 2001 consolidated financial statements). These historical consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these historical consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the historical consolidated financial statements (prior to their restatement for the 2001 and 2000 poolings of interests as described in note 2 to the 2001 consolidated financial statements) referred to above present fairly, in all material respects, the results of the operations of Umpqua Holdings Corporation and subsidiaries and their cash flows for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Portland, Oregon
January 21, 2000

EXHIBIT 99.3

INDEPENDENT FINANCIAL NETWORK, INC.
AND SUBSIDIARIES

Independent Auditors' Report for Inclusion
in Consolidated Financial Statements

December 31, 2000 and 1999

Independent Auditors' Report

The Board of Directors and Shareholders
Independent Financial Network, Inc.:

We have audited the historical consolidated balance sheet of Independent Financial Network, Inc. and Subsidiaries as of December 31, 2000, and the related historical consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the years ended December 31, 2000 and 1999 (prior to the restatement for the 2001 pooling of interests as described in note 2 to the 2001 consolidated financial statements of Umpqua Holdings Corporation). These historical consolidated financial statements are the responsibility of Umpqua Holdings Corporation's management. Our responsibility is to express an opinion on these historical consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the historical consolidated financial statements (prior to their restatement for the 2001 pooling of interests as described in note 2 to the 2001 consolidated financial statements of Umpqua Holdings Corporation) referred to above present fairly, in all material respects, the financial position of Independent Financial Network, Inc. and Subsidiaries as of December 31, 2000, and the results of their operations and their cash flows the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Portland, Oregon
February 5, 2001