Form 10-K/A
period 2001-12-31
UMPQUA HOLDINGS CORP
filed 2002-04-11
CIK 1077771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

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

(3) Exhibits. The exhibits filed with this report are listed in the Exhibit Index on sequential page 15.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Umpqua Holdings Corporation has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on April 5, 2002.

UMPQUA HOLDINGS CORPORATION (Registrant)

By:	/s/ Raymond P. Davis Raymond P. Davis, President and Chief Executive Officer	Date: April 5, 2002

EXHIBIT INDEX

Exhibit
2	(a)	Agreement and Plan of Reorganization and accompanying Plan of Merger dated June 22, 2001, by and among Umpqua Holdings Corporation, Umpqua Bank, and Independent Financial Network, Inc.

3.1	(b)	Articles of Incorporation, as amended

3.2	(b)	Bylaws

4.0	(b)	Specimen Stock Certificate

10.1	(c)	Executive Employment and Compensation Agreement dated as of July 10, 2000, and revised as of March 20, 2001, for Ray Davis

10.2	(c)	Executive Employment Agreement dated effective as of December 1, 2000, for William A. Haden

10.3	(c)	Executive Employment Agreement dated March 21, 2001, for Daniel A. Sullivan

10.4	(d)	Umpqua Holdings Corporation 2000 Stock Option Plan

13		Annual Report to Shareholders

21.1		Subsidiaries of the Registrant

23.1		Consent of Independent Auditors

23.2		Consent of KPMG, LLP

23.3		Consent of Moss Adams LLP

99.1		Risk Factors

99.2		Report of KPMG, LLP

99.3		Report of KPMG, LLP

99.4	(e)	Report of Moss Adams LLP

	(a)	Incorporated by reference to the Appendices to the Joint Proxy Statement filed with the SEC on Form DEFM14A on November 7, 2001.

	(b)	Incorporated by reference to the Registration Statement on Form S-8 (No. 333-77259) with the SEC on April 28, 1999.

	(c)	Incorporated by reference to the annual report on Form 10-K filed on March 30, 2001.

	(d)	Incorporated by reference to the Appendices to the Joint Proxy Statement filed with the SEC on Form DEFM14A on October 26, 2000.

	(e)	Incorporated herein by reference to Exhibit 13 to the annual report on Form 10-K filed by VRB Bancorp on March 29, 2000.

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

/s/ KPMG LLP

Portland, Oregon
March 29, 2002

EXHIBIT 23.3

CONSENT AND REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

We hereby consent to the use in the Form 10-K/A of Umpqua Holdings Corporation dated April 5, 2002 of our report dated January 14, 2000, relating to the consolidated financial statements of VRB Bancorp and subsidiary as of and for the years ended December 31, 1999, 1998 and 1997.

/s/ Moss Adams LLP

Portland, OR
April 5, 2002

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