Form 10-Q
period 2002-03-31
UMPQUA HOLDINGS CORP
filed 2002-05-15
CIK 1077771

As Filed with the Securities and Exchange Commission on May 15, 2002

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: March 31, 2002

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________.

Commission File Number: 000-25597

Umpqua Holdings Corporation
(Exact Name of Registrant as Specified in Its Charter)

OREGON (State or Other Jurisdiction of Incorporation or Organization)	93-1261319 (I.R.S. Employer Identification Number)

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

    X     Yes _____ No

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:

Common stock, no par value, outstanding as of April 30, 2002:  19,974,315

UMPQUA HOLDINGS CORPORATION
FORM 10-Q
QUARTERLY REPORT
TABLE OF CONTENTS
_____________
PART I	FINANCIAL INFORMATION	PAGE
Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets: March 31, 2002 and December 31, 2001	3

	Condensed Consolidated Statements of Income: Three months ended March 31, 2002 and 2001	4

	Condensed Consolidated Statements of Comprehensive Income: Three months ended March 31, 2002 and 2001	5

	Condensed Consolidated Statements of Cash Flows: Three months ended March 31, 2002 and 2001	6

	Notes to Condensed Consolidated Financial Statements	7-9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	none

Item 2.	Changes in Securities	none

Item 3.	Defaults Upon Senior Securities	none

Item 4.	Submission of Matters to a Vote of Security Holders	none

Item 5.	Other Information	none

Item 6.	Exhibits and Reports on Form 8-K	17

SIGNATURES		18

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

UMPQUA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
Dollars in thousands	2002	2001
ASSETS
Cash and due from banks	$76,038	$70,155
Federal funds sold	10,900	26,353
Interest bearing deposits in other banks	10,273	11,480
Total Cash and Cash Equivalents	97,211	107,988

Trading account assets	861	3,010

Investment securities available for sale, at fair value	172,076	193,588
Investment securities held to maturity, at amortized cost	19,113	19,134
Mortgage loans held for sale	29,314	11,520
Loans and leases receivable	1,041,553	1,016,142
Less: Allowance for credit losses	(14,271)	(13,221)
Loans and leases, net	1,027,282	1,002,921
Federal Home Loan Bank stock, at cost	8,291	8,170
Property and equipment, net of depreciation	39,310	38,871
Intangible assets	26,169	25,841
Mortgage servicing rights	5,991	4,876
Other assets	11,554	12,792
Total Assets	$1,437,172	$1,428,711

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest bearing	$268,428	$270,813
Savings and interest-bearing checking	521,726	514,096
Time deposits	417,359	419,984
Total Deposits	1,207,513	1,204,893

Securities sold under agreements to repurchase	29,216	25,715
Fed funds purchased	-	7,500
Term debt	35,068	31,041
Other liabilities	27,461	24,261
Total Liabilities	1,299,258	1,293,410

SHAREHOLDERS' EQUITY
Common stock, no par value, 100,000,000 shares authorized; issued and
outstanding: 19,970,763 at March 31, 2002 and 19,952,965 at December 31, 2001	92,469	92,268
Retained earnings	44,197	41,041
Accumulated other comprehensive income	1,248	1,992
Total Shareholders' Equity	137,914	135,301
Total Liabilities and Shareholders' Equity	$1,437,172	$1,428,711

See accompanying notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended March 31,
Dollars in thousands	2002	2001
Interest Income
Interest and fees on loans	$19,834	$17,605
Interest on direct finance leasing	97	83
Interest on taxable securities	2,285	2,838
Interest on non-taxable securities	729	695
Interest on temporary investments	105	580
Interest on trading account assets	15	20
Total interest income	23,065	21,821
Interest Expense
Interest on deposits	5,284	8,438
Interest on repurchase agreements	81	181
Interest on borrowings	330	413
Total interest expense	5,695	9,032
Net Interest Income	17,370	12,789
Provision for credit losses	1,004	327
Net interest income after provision for credit losses	16,366	12,462
Noninterest Income
Service charges	2,084	1,820
Brokerage fees and commissions	2,174	1,930
Mortgage banking revenue, net	1,679	675
Other noninterest income	543	533
Total noninterest income	6,480	4,958
Noninterest Expense
Salaries and employee benefits	8,709	7,017
Premises and Equipment	2,099	1,914
Other noninterest expense	4,109	3,428
Merger expenses	1,520	787
Total noninterest expense	16,437	13,146
Income before income taxes and minority interest	6,409	4,274
Provision for income taxes	2,448	1,688
	3,961	2,586
Loss attributable to minority interest	-	3
Net Income	$3,961	$2,589
Earnings Per Share
Basic	$ 0.20	$ 0.14
Diluted	$ 0.20	$ 0.14

See accompanying notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended March 31,
Dollars in thousands	2002	2001

Net income	$3,961	$2,589

Unrealized gains (losses) arising during the period on
investment securities available for sale	(1,191)	2,406

Income tax (benefit) expense related to unrealized gains
(losses) on investment securities, available for sale	(447)	918

Net unrealized gains (losses) on investment
securities available for sale	(744)	1,488
Comprehensive Income	$3,217	$4,077

See accompanying notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
(UNAUDITED)
	Three months ended March 31,
Dollars in thousands	2002	2001
Cash flows from operating activities:
Net income	$3,961	$2,589
Adjustments to reconcile net income to net cash used in
operating activities:
Federal Home Loan Bank stock dividends	(121)	(111)
Net decrease (increase) in trading account assets	2,149	(388)
Amortization of investment premiums and discounts, net	43	(101)
Origination of loans held for sale	(152,800)	(65,490)
Proceeds from sales of loans held for sale	136,653	59,344
Provision for credit losses	1,004	327
(Increase) decrease in mortgage servicing rights	(1,115)	100
Gain on sales of loans	(1,647)	(189)
Depreciation of premises and equipment	832	762
Amortization of intangibles	120	238
Net loss attributable to minority interest	-	(3)
Net decrease (increase) in other assets	1,685	(1,643)
Net increase in other liabilities	3,200	932
Net cash used by operating activities	(6,036)	(3,633)

Cash flows from investing activities:
Purchases of investment securities	-	(16,872)
Maturities/calls of investment securities available for sale	20,299	47,877
Investment in subsidiaries	(448)	(333)
Sales of investment securities available for sale	-	7,046
Maturities of investment securities held to maturity	-	100
Net loan originations	(25,365)	(22,094)
Purchases of premises and equipment	(1,271)	(1,234)
Minority interest	-	(1,178)
Net cash (used) provided by investing activities	(6,785)	13,312

Cash flows from financing activities:
Net increase in deposit liabilities	2,620	16,731
Net increase in securities sold under agreements to repurchase	3,501	4,983
Fed funds repaid, net	(7,500)	-
Dividends paid on common stock	(805)	(577)
Proceeds from stock options exercised	201	83
Proceeds from term borrowings	15,000	2,351
Repayments of term borrowings	(10,973)	-
Net cash provided by financing activities	2,044	23,571

Net (decrease) increase in cash and cash equivalents	(10,777)	33,250

Cash and cash equivalents, beginning of period	107,988	95,161

Cash and cash equivalents, end of period	$97,211	$128,411
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,277	$8,952
Income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of financial statement preparation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit and in conformity with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, certain financial information and footnotes have been omitted or condensed. The condensed consolidated financial statements include the accounts of Umpqua Holdings Corporation (the Company), and its wholly-owned subsidiaries Umpqua Bank (the Bank) and Strand, Atkinson, Williams & York, Inc. (Strand, Atkinson). All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements include all necessary adjustments (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's 2001 annual report to shareholders. The results of operations for the 2002 interim periods shown in this report are not necessarily indicative of the results for any future interim period or the entire fiscal year.

(b) Earnings per share

Basic and diluted earnings per share are based on the weighted average number of common shares outstanding during each period, with diluted including the effect of potentially dilutive common shares. The weighted average number of common shares outstanding for basic and diluted earnings per share computations were as follows:

Dollars in thousands, except per	Quarter ended
share amounts	March 31, 2002	March 31, 2001
Net Income	$3,961	$2,589

Average outstanding shares	19,960,668	18,736,884

Basic earnings per share	$0.20	$0.14

Common Stock Equivalents	243,474	196,459

Fully diluted shares	20,204,142	18,933,343

Fully diluted EPS	$0.20	$0.14

(2) SEGMENT INFORMATION

For purposes of measuring and reporting the financial results, the Company is divided into three business segments; Community Banking, Mortgage Banking and Retail Brokerage Services. The Community Banking segment consists of the operations conducted by the Company's subsidiary Umpqua Bank. The Bank provides a full array of credit and deposit products to meet the banking needs of its market area and targeted customers. At March 31, 2002, the Bank had 45 full service stores. The Mortgage Banking segment originates, sells and services residential mortgage loans. The Retail Brokerage Services segment consists of the operations of the Company's subsidiary Strand, Atkinson, Williams & York, Inc. which was acquired in December 1999. Strand, Atkinson provides a full range of retail brokerage services to its clients and has sales counters at most of the Bank's stores. The following table presents summary income statements and a reconciliation to the Company's consolidated totals for the three months ended March 31, 2002 and 2001 (in thousands).

	Three months ended March 31, 2002
	Community	Retail Brokerage	Mortgage	Administration
	Banking	Services	Banking	and eliminations	Consolidated
Interest Income	$21,472	$15	$1,578	$-	$23,065
Interest Expense	4,929	29	758	(21)	5,695
Net Interest Income	16,543	(14)	820	21	17,370
Provision for Credit Losses	937	-	67	-	1,004
Noninterest Income	2,534	2,181	1,814	(49)	6,480
Noninterest Expense	11,463	1,976	1,406	72	14,917
Merger expenses	1,407	101	-	12	1,520
Income before Income Taxes	5,270	90	1,161	(112)	6,409
Income Tax Expense	2,009	31	442	(34)	2,448
Net Income	$3,262	$59	$718	$(78)	$3,961
	Three months ended March 31, 2002
	Community	Retail Brokerage	Mortgage	Administration
	Banking	Services	Banking	and eliminations	Consolidated
Interest Income	$21,300	$20	$521	$(20)	$21,821
Interest Expense	8,696	32	275	29	9,032
Net Interest Income	12,604	(12)	246	(49)	12,789
Provision for Credit Losses	327	-	-	-	327
Noninterest Income	2,817	1,931	259	(49)	4,958
Noninterest Expense	9,218	1,841	573	727	12,359
Merger expenses	787	-	-	-	787
Income before Taxes and Minority Interest	5,089	78	(68)	(825)	4,274
Income Income Tax Expense (Benefit)	1,972	53	(40)	(297)	1,688
Income before Minority Interest	3,117	25	(28)	(528)	2,586
Loss attributable to Minority Interest	-	-	-	3	3
Net Income (loss)	$3,117	$25	$(28)	$(525)	$2,589

Total assets by segment have not changed materially since December 31, 2001.

(3)  RECENTLY ADOPTED ACCOUNTING STANDARDS

The Company adopted Financial Accounting Standard 142, Goodwill and Other Intangible Assets, on January 1, 2002. In accordance with the standard, Goodwill and other intangibles with indefinite lives are no longer being amortized but instead will be tested for impairment at least annually. Management intends to complete impairment testing for the Company's intangibles prior to June 30, 2002. The following table summarizes selected intangible asset information:

	Gross Carrying Amount		Accumulated Amortization
Intangible assets carrying value	March 31, 2002	December 31, 2001	March 31, 2002	December 31, 2001
Core deposit intangible	$ 2,240	$ 2,240	$ (120)	$ -
Mortgage servicing rights	5,991	5,872	-	-
Total	$ 8,231	$ 8,112	$ (120)	$ -

Amortization expense
Quarter end March 31,
Intangible assets amortization	2002	2001
Core deposit intangible	121	-
Mortgage servicing rights	368	249
Total	$ 489	$ 249

Estimated amortization expense
For year ended 12/31/02	$ 1,432
For year ended 12/31/03	$ 1,384
For year ended 12/31/04	$ 1,335
For year ended 12/31/05	$ 1,266
For year ended 12/31/06	$ 1,178

	Community	Retail
Goodwill	Banking	Brokerage
Balance December 31, 2001	$ 20,542	$ 3,058
Additions	116	333
Balance March 31, 2002	$ 20,658	$ 3,391

Quarter ended
	March 31, 2002	March 31, 2001
Reported net income	$ 3,961	$ 2,589
Add back: Goodwill amortization	-	238
Adjusted net income	$ 3,961	$ 2,827

Basic earnings per share
Reported basic earnings per share	$ 0.20	$ 0.14
Add back: Goodwill amortization	-	0.01
Adjusted basic earnings per share	$ 0.20	$ 0.15

Diluted earnings per share
Reported diluted earnings per share	$ 0.20	$ 0.14
Add back: Goodwill amortization	-	0.01
Adjusted diluted earnings per share	$ 0.20	$ 0.15

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of Umpqua Holdings Corporation's (the Company) financial condition at March 31, 2002 and the operating results for the three months then ended. When warranted, comparisons are made to the same period in 2001 and to December 31, 2001. This discussion should be read in conjunction with the financial statements (unaudited) contained elsewhere in this report. All numbers, except per share data, are expressed in thousands of dollars.

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

Financial Highlights

The Company earned $3,961 for the quarter ended March 31, 2002, up $972 from the comparable period in the prior year. Diluted earnings per share improved to $0.20 for the first quarter of 2002, up from $0.14 for the same period in 2001. Return on average equity and return on average assets were 1.14% and 11.60% for the quarter compared with 0.91% and 9.25% in 2001.

Excluding merger related expenses the Company earned $4.9 million for the quarter ended March 31, 2002, a $1.8 million increase over the $3.1 million earned during the first quarter of 2001. Return on equity excluding merger expenses was 14.45% for the first three months of 2002 compared with 10.98% for the same period in 2001 excluding merger expenses. The Company reported merger-related expenses, net of tax, of $973 for the first quarter of 2002 and completed the operational integration of Independent Financial Network (INFN) and Linn-Benton Bank (LBB), both of which were acquired by Umpqua Holdings Corporation in December 2001. In the first quarter of 2001, the Company reported merger related expenses of $486, net of tax, related to the acquisition of Valley of the Rogue Bank.

Total assets reached $1.437 billion at March 31, 2002.

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

Net interest income on a taxable equivalent basis was $17.7 million for the quarter ended March 31, 2002 compared with $13.1 million for the same period in 2001 (Tables 1 and 2). The increase of $4.6 million was primarily attributable to an increase in the volume of earning assets and to a lesser extent improvement in the net interest margin. Average earning assets increased $217 million or 21% compared with the prior year period. Loans, the largest component of earning assets, increased $266 million on average compared with the prior year period. Offsetting this increase were decreases in average taxable investment securities and temporary investments. Overall, the yield on earning assets decreased to 7.48% for the quarter compared with 8.54% for the same period in the prior year. This decline was primarily attributable to the 1.54% decrease in the yield on loans. This decline was due to variable loan repricings as well as new loan production occurring at lower rates. Average prime rate for the first quarter of 2002 was 4.75% compared with 8.63% for the first quarter of 2001. Average noninterest earning assets were $38 million higher in the first quarter of 2002 compared with the first quarter of 2001. The increase was primarily attributable to intangibles related to the acquisition of LBB. Average interest bearing liabilities increased $172 million compared with the prior year period. Of this increase, $123 million was in the interest bearing checking and savings accounts deposit category, generally the least expensive deposit product. The overall cost of interest bearing liabilities for the first quarter of 2002 was 2.32% compared with 4.45% for the first quarter of 2001, a 2.13% decrease. The decrease was primarily the result of a decrease in the average cost of time deposits. As time deposits matured during 2001 and 2002 the Company was able to roll them over at lower rates. Average noninterest bearing funding sources increased $79 million compared with the prior year period. As a result of the preceding changes, the interest spread (the difference between the yield on earning assets and the cost of interest bearing liabilities) increased 1.07 % to 5.16% for the quarter ended March 31, 2002 compared with the same period in the prior year. The net interest margin for the quarter ended March 31, 2002 was 5.66%, an increase of 0.60% from the same period in the prior year.

Table 1	QUARTER ENDED MARCH 31, 2002			QUARTER ENDED MARCH 31, 2001
	AVERAGE	INTEREST INCOME	AVERAGE YIELDS	AVERAGE	INTEREST INCOME	AVERAGE YIELDS
	BALANCE	OR EXPENSE	OR RATES	BALANCE	OR EXPENSE	OR RATES

INTEREST-EARNING ASSETS:
Loans and loans held for sale (2)	$ 1,033,129	$ 19,931	7.82%	$ 766,537	$ 17,688	9.36%
Taxable securities	148,158	2,290	6.18%	179,200	2,838	6.33%
Non-taxable securities(1)	61,189	1,088	7.11%	58,979	1,057	7.17%
Temporary investments	26,822	105	1.59%	47,218	580	4.98%
Total interest earning assets	1,269,298	23,414	7.48%	1,051,934	22,163	8.54%
Allowance for credit losses	(13,772)			(9,976)
Other assets	154,720			116,822
Total assets	$ 1,410,246			$ 1,158,780

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and
savings accounts	$ 518,857	$ 1,341	1.05%	$ 395,770	$ 2,693	2.76%
Time deposits	414,294	3,943	3.86%	381,921	5,745	6.10%
Repurchase agreements	23,035	81	1.43%	16,412	181	4.47%
Overnight borrowings	7,045	13	0.75%	-	-	NA
Borrowings	32,184	317	3.99%	28,817	413	5.81%
Total interest-bearing liabilities	995,415	5,695	2.32%	822,920	9,032	4.45%
Non-interest-bearing deposits	257,663			212,361
Other liabilities	18,695			8,189
Total liabilities	1,271,773			1,043,470
Minority interest				1,816
Shareholders' equity	138,473			113,494
Total liabilities and
shareholders' equity	$ 1,410,246			$ 1,158,780

NET INTEREST INCOME (1)		$ 17,719			$ 13,131
NET INTEREST SPREAD			5.16%			4.09%

AVERAGE YIELD ON EARNING ASSETS (1),(2)			7.48%			8.54%
INTEREST EXPENSE TO EARNING ASSETS			1.82%			3.48%
NET INTEREST INCOME TO EARNING ASSETS (1),(2)			5.66%			5.06%

(1) Tax exempt income has been adjusted to a tax equivalent basis at a 35% effective rate.
The amount of such adjustment was an addition to recorded income of $349 and $342 for 2002 and 2001, respectively.
(2) Non-accrual loans are included in average balance.

	2002 COMPARED TO 2001
	INCREASE (DECREASE)
	DUE TO CHANGE IN
Table 2	VOLUME	RATE	NET CHANGE

INTEREST-EARNING ASSETS:
Loans	$ 6,152	$ (3,909)	$ 2,243
Taxable securities	(492)	(56)	(548)
Non-taxable securities(1)	40	(9)	31
Temporary investments	(251)	(224)	(475)
Total (1)	5,449	(4,198)	1,251

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and
savings accounts	838	(2,190)	(1,352)
Time deposits	487	(2,289)	(1,802)
Repurchase agreements	73	(173)	(100)
Overnight borrowings	13	NA	13
Term debt	48	(144)	(96)
Total	1,459	(4,796)	(3,337)

Net increase in net interest income	$ 3,990	$ 598	$ 4,588

(1) Tax-exempt interest income has been adjusted to a tax equivalent basis at a 35% effective tax rate.

Provision for Credit Losses

The provision for credit losses is management's estimate of the amount necessary to maintain an allowance for credit losses that is considered adequate based on the risk of losses in the loan and lease portfolio (see additional discussion under Allowance for Credit Losses). The provision for credit losses for the quarter ended March 31, 2002 was $1,004 compared with $327 during the first quarter of 2001. Net recoveries were $(46) for the three months ended March 31, 2002 compared with net charge-offs of $72 for the same period in 2001. Nonperforming loans at March 31, 2002 increased to $4.7 million from $3.4 million at December 31, 2001. The allowance for credit losses totaled $14,271, or 1.37% of total loans at March 31, 2002 compared with $13,221, or 1.30% of total loans at December 31, 2001.

Noninterest Income

Noninterest income for the quarter ended March 31, 2002 was $6,480, a $1,522 increase over the same period in 2001. Brokerage commissions and fees, the largest component of noninterest income increased $244 over the prior year. Service charges, the second largest component of noninterest income increased $264 compared with the same quarter in the prior year. Service charges increased as the Company converted to a standard fee schedule in all of its markets. Mortgage banking revenue was $1,679 during the first quarter of 2002 compared with $675 for the first quarter of 2001. The increase was due to increased mortgage banking activity related to lower interest rates in 2002. The Company originated $153 million in residential mortgages during the first quarter of 2002 compared with $65 million in 2001.

Noninterest Expense

Noninterest expense for the quarter ended March 31, 2002 was $16,437 compared with $13,146 for the same period in 2001. Salaries and employee benefits increased $1,692 to $8,709 in the first quarter of 2002. The increase was due to increased mortgage banking activity and salaries and benefits associated with the acquisition of LBB. Premises and equipment expense increased $185 compared with the prior year due to expenses associated with new stores and expanded backroom facilities and equipment. Other noninterest expense increased $681 to $4,109 for the first quarter of 2002. Other expense increased due to growth at the Bank and Strand. Merger expenses for the first quarter of 2002 and 2001 were as follows:

	Quarter ended
Merger expenses	March 31, 2002	March 31, 2001
Professional fees	$ 409	$ 46
Supplies	27	36
Severance and relocation	218	263
Premises and equipment write-downs	97	234
Computer conversions	86	62
New market expenses	499	-
Other	184	146
	$ 1,520	$ 787

Accrued merger expenses at March 31, 2002 were $3,001 and consisted primarily of accrued severance and related expenses and contract termination costs.

Income taxes

The effective tax rate for the Company was 38.2% during the first quarter of 2002 compared with 39.5 % during the first quarter of 2001. The decrease was partially attributable to certain merger expenses which were not deductible for income tax purposes in 2001.

Financial Condition

Significant changes in the Company's financial position from December 31, 2001 to March 31, 2002 are as follows:

Investment Securities Available for Sale

Investment securities have decreased $21.5 million since year-end 2001 due primarily to payments received on mortgage backed securities. Payments on these securities has been accelerated due to low interest rates.

Loans

Loans have increased $25.4 million since year end. Details of the loan portfolio at March 31, 2002 and December 31, 2001:

	March 31, 2002	December 31, 2001
Commercial & Industrial	$ 245,722	$ 235,809
Real Estate:
Construction	80,455	74,372
Residential and commercial	653,961	634,031
Individuals	56,829	59,988
Leases	3,905	4,098
Other	681	7,844
Total Loans	$ 1,041,553	$ 1,016,142

Allowance for Credit Losses

The allowance for credit losses is maintained at a level considered by management to be adequate to absorb losses inherent in the loan portfolio. Management monitors and evaluates the adequacy of the allowance on an ongoing basis. The following tools are used to manage and evaluate the loan and lease portfolio:

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
  Portfolio growth rates
  Historical loss rates
  Portfolio concentrations
  Current economic conditions in our market areas

The Company also tests the adequacy of the allowance for credit losses using the following methodologies:

  Loss allocation by internally assigned risk rating
  Loss allocation by portfolio type based on historic loan and lease loss experience
  The allowance as a percentage of total loans and leases

The allowance for credit losses is based upon estimates of losses inherent in the portfolio. The amount of losses actually incurred can vary significantly from these estimates. Assessing the adequacy of the allowance on a quarterly basis allows management to adjust these estimates based upon the most recent information available.

Activity in the allowance for credit losses was as follows for the three-month periods ending March 31:

		Three months ended		Three months ended
		March 31, 2002		March 31, 2001
Beginning Balance		$13,221		$9,838
Provision for Loan Losses		1,004		327
Charge-offs		(130)		(149)
Recoveries		176		77
Net charge-offs/recoveries		46		(72)
Ending Balance	$	$ 14,271	$	$ 10,093

Deposits

Details of deposits at March 31, 2002 and December 31, 2001 were as follows:

	March 31, 2002	December 31, 2001
Noninterest bearing demand	$268,428	$270,813
Interest bearing demand and
Money market accounts	445,726	440,739
Savings	76,000	73,357
Time deposits	417,359	419,984
Total Deposits	$1,207,513	$1,204,893

Liquidity

Liquidity enables the Company to meet the borrowing needs of its customers and withdrawals of its depositors. The Company meets its liquidity needs through the maintenance of cash resources, lines of credit with other financial institutions, maturities and sales of investment securities available for sale, and a stable base of core deposits. Having a stable and diversified deposit base is a significant factor in the Company's long-term liquidity structure. At March 31, 2002 the Company had overnight investments of $21.2 million and available lines of credit of approximately $279 million with various financial institutions.

Capital Resources

Total shareholders' equity increased $2.6 million to $137.9 million at March 31, 2002. The increase was the result of earnings of $4.0 million, a $0.7 million decrease in accumulated other comprehensive income and $0.1 million from the exercise of stock options, offset by dividends paid of $0.8 million. At March 31, 2002 the Company's Tier 1 and total risk-based capital ratios were approximately 9.63% and 10.88% respectively. The Federal Reserve Board's minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8% respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company considers interest rate, credit and operations risks as the most significant risks impacting the Company. Other types of market risk, such as foreign exchange risk and commodity price risk, do not impact the Company in the normal course of operations.

The Company relies on prudent underwriting standards, loan reviews and an adequate allowance for credit losses to mitigate credit risk. Internal controls and periodic internal audits of business operations mitigate operations risk.

The Company uses an asset/liability model to measure and monitor interest rate risk. The model projects net interest income for the upcoming twelve months in various interest rate scenarios. The model the Company uses includes assumptions regarding prepayments of assets and early withdrawals of liabilities, the level and mix of interest earning assets and interest bearing liabilities, the level and responsiveness of interest rates on deposit products without stated maturities and the level of nonperforming assets. These assumptions are based on management's judgment and future expected pricing behavior. Actual results could vary significantly from the results derived from the model. The Company's interest rate risk has not changed materially since December 31, 2001. The Company also has increased its emphasis on noninterest sources of revenue in order to further stabilize future earnings.

Part II: OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) None

(b) On January 2, 2002, the registrant filed a report on Form 8-K to report under Item 2 the completion of its merger with Independent Financial Network, Inc.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UMPQUA HOLDINGS CORPORATION

(Registrant)
Dated May 15, 2002	By: /s/ Raymond P. Davis Raymond P. Davis President and Chief Executive Officer

Dated May 15, 2002	By: /s/ Daniel A. Sullivan Daniel A. Sullivan Executive Vice President and Chief Financial Officer