Form 10-Q
period 2002-06-30
UMPQUA HOLDINGS CORP
filed 2002-08-14
CIK 1077771

Index

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: June 30, 2002

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________.

Commission File Number: 000-25597

Umpqua Holdings Corporation
 (Exact Name of Registrant as Specified in Its Charter)

OREGON (State or Other Jurisdiction of Incorporation or Organization)	93-1261319 (I.R.S. Employer Identification Number)

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

Common stock, no par value, outstanding as of July 31, 2002: 20,108,342

UMPQUA HOLDINGS CORPORATION
FORM 10-Q
QUARTERLY REPORT
TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	PAGE
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets: June 30, 2002 and December 31, 2001	3
	Condensed Consolidated Statements of Income: Three and six months ended June 30, 2002 and 2001	4
	Condensed Consolidated Statements of Comprehensive Income: Three and six months ended June 30, 2002 and 2001	5
	Condensed Consolidated Statements of Cash Flows: Six months ended June 30, 2002 and 2001	6
	Notes to Condensed Consolidated Financial Statements	7-12
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-21
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	none
Item 2.	Changes in Securities	none
Item 3.	Defaults Upon Senior Securities	none
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 5.	Other Information	none
Item 6.	Exhibits and Reports on Form 8-K	22
SIGNATURES		23

Index

PART I: FINANCIAL INFORMATION Item 1. Financial Statements UMPQUA HOLDINGS CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
	June 30,	December 31,
Dollars in thousands	2002	2001
ASSETS
Cash and due from banks, non-interest bearing	$53,423	$70,155
Federal funds sold	48,200	26,353
Interest bearing deposits in other banks	38,400	11,480
Total Cash and Cash Equivalents	140,023	107,988

Trading account assets	2,770	3,010

Investment securities available for sale, at fair value	177,246	193,588
Investment securities held to maturity, at amortized cost	20,074	19,134
Mortgage loans held for sale	21,414	11,520
Loans and leases receivable	1,051,008	1,016,142
Less: Allowance for credit losses	(14,698)	(13,221)
Loans and leases, net	1,036,310	1,002,921
Federal Home Loan Bank stock, at cost	8,415	8,170
Property and equipment, net of depreciation	39,264	38,871
Intangible assets	26,117	25,841
Mortgage servicing rights	7,068	4,876
Other assets	11,010	12,792
Total Assets	$1,489,711	$1,428,711

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest bearing	$296,899	$270,813
Savings and interest-bearing checking	517,250	514,096
Time deposits	463,937	419,984
Total Deposits	1,278,086	1,204,893

Securities sold under agreements to repurchase	26,227	25,715
Fed funds purchased	-	7,500
Term debt	24,058	31,041
Other liabilities	15,963	24,261
Total Liabilities	1,344,334	1,293,410

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock, no par value, 100,000,000 shares authorized; issued and
outstanding: 20,108,342 at June 30, 2002 and 19,952,965 at December 31, 2001	93,951	92,268
Retained earnings	48,675	41,041
Accumulated other comprehensive income	2,751	1,992
Total Shareholders' Equity	145,377	135,301
Total Liabilities and Shareholders' Equity	$1,489,711	$1,428,711

See accompanying notes to condensed consolidated financial statements

Index

PART I: FINANCIAL INFORMATION Item 1. Financial Statements UMPQUA HOLDINGS CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Three months ended June 30,		Six months ended June 30,
Dollars in thousands, except for per share data	2002	2001	2002	2001
Interest Income
Interest and fees on loans	$20,261	$18,350	$40,192	$36,038
Interest on taxable securities	1,985	2,034	4,270	4,872
Interest on non-taxable securities	721	954	1,450	1,649
Interest on temporary investments	165	567	270	1,147
Interest on trading account assets	17	19	32	39
Total interest income	23,149	21,924	46,214	43,745

Interest Expense
Interest on deposits	5,098	7,969	10,382	16,407
Interest on borrowings and repurchase agreements	330	605	741	1,199
Total interest expense	5,428	8,574	11,123	17,606

Net Interest Income	17,721	13,350	35,091	26,139
Provision for credit losses	600	496	1,604	823
Net interest income after provision for credit losses	17,121	12,854	33,487	25,316

Noninterest Income
Service charges	1,877	2,011	3,961	3,831
Commissions	2,331	2,033	4,505	3,963
Mortgage banking revenue, net	2,216	1,375	3,895	2,050
Other noninterest income	(423)	582	120	1,115
Total noninterest income	6,001	6,001	12,481	10,959

Noninterest Expense
Salaries and employee benefits	8,568	7,546	17,277	14,563
Premises and equipment	2,213	2,061	4,312	3,975
Other noninterest expense	4,108	4,032	8,217	7,457
Merger expenses	-	181	1,520	968
Total noninterest expense	14,889	13,820	31,326	26,963
Income before income taxes	8,233	5,035	14,642	9,312
Provision for income taxes	2,951	1,761	5,399	3,449
Net Income	$5,282	$3,274	$9,243	$5,863

Earnings Per Share
Basic	$0.26	$0.17	$0.46	$0.31
Diluted	$0.26	$0.17	$0.46	$0.31

See accompanying notes to condensed consolidated financial statements

Index
UMPQUA HOLDINGS CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Dollars in thousands
Net income	$5,282	$3,274	$9,243	$5,863

Unrealized gains (losses) arising during the period on
investment securities available for sale	2,487	(36)	1,296	2,370

Income tax expense (benefit) related to unrealized gains
(losses) on investment securities	975	(8)	537	910

Net unrealized gains (losses) on investment
securities available for sale	1,512	(28)	759	1,460
Comprehensive income	$6,794	$3,246	$10,002	$7,323

See accompanying notes to condensed consolidated financial statements

Index

UMPQUA HOLDINGS CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six months ended June 30,
Dollars in thousands	2002	2001
Cash flows from operating activities:
Net income	$9,243	$5,863
Adjustments to reconcile net income to net cash used in
operating activities:
Federal Home Loan Bank stock dividends	(245)	(283)
Net decrease (increase) in trading account assets	240	(3,372)
Amortization of investment premiums and discounts, net	105	125
Origination of loans held for sale	(262,911)	(164,259)
Proceeds from sales of loans held for sale	256,960	152,556
Provision for credit losses	1,604	823
Increase in mortgage servicing rights	(2,192)	(406)
Gain on sales of loans	(3,943)	(889)
Depreciation of premises and equipment	1,657	1,628
Amortization of intangibles	208	482
Gain on sales/calls of investment securities available for sale	-	(177)
Impairment charge on investments available for sale	900	-
Tax benefit of stock options exercised	583	95
Net decrease in other assets	1,245	201
Net (decrease) increase in other liabilities	(8,298)	2,159
Net cash used by operating activities	(4,844)	(5,454)

Cash flows from investing activities:
Purchases of investment securities available for sale	(19,160)	(21,639)
Maturities/calls of investment securities available for sale	35,793	73,942
Investment in subsidiaries	(484)	(333)
Sales of investment securities available for sale	-	11,873
Purchases of investment securities held to maturity	(980)	-
Maturities of investment securities held to maturity	40	690
Net loan originations	(34,993)	(88,565)
Purchases of premises and equipment	(2,050)	(3,081)
Minority interest	-	(1,012)
Net cash used by investing activities	(21,834)	(28,125)

Cash flows from financing activities:
Net increase in deposit liabilities	73,193	54,598
Net increase in securities sold under agreements to repurchase	512	1,960
Fed funds repaid, net	(7,500)	-
Dividends paid on common stock	(1,609)	(1,154)
Proceeds from stock options exercised	1,100	200
Proceeds from term borrowings	25,000	7,188
Repayments of term borrowings	(31,983)	(159)
Net cash provided by financing activities	58,713	62,633

Net increase in cash and cash equivalents	32,035	29,054

Cash and cash equivalents, beginning of period	107,988	95,161

Cash and cash equivalents, end of period	$140,023	$124,215

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,412	$17,741
Income taxes	$4,056	$3,282

See accompanying notes to condensed consolidated financial statements

Index

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

(b) Critical accounting policies

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

The allowance for loan and lease losses is established to absorb known and inherent losses attributable to loans outstanding and related off-balance sheet commitments. The adequacy of the allowance is monitored on an ongoing basis and is based on management's evaluation of numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio's risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and non-performing trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information. Approximately 70 percent of the Company's loan portfolio is secured by real estate and a significant depreciation in real estate values in Oregon would cause management to increase the allowance for loan and lease losses.

Index

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

At June 30, 2002 the Company had approximately $23.9 million in goodwill as a result of business combinations. The Company adopted Statement of Financial Accounting Standard No. 142 on January 1, 2002. Ongoing analysis of the fair value of recorded goodwill for impairment will involve a substantial amount of judgment, as will establishing and monitoring estimated lives of other amortizable intangible assets.

The Company is party to various legal proceedings. These matters have a high degree of uncertainty associated with them. There can be no assurance that all matters that may be brought against the Company are known to us at any point in time.

(c) Earnings per share

Basic and diluted earnings per share are based on the weighted average number of common shares outstanding during each period, with diluted including the effect of potentially dilutive common shares. The weighted average number of common shares outstanding for basic and diluted earnings per share computations were as follows:

Dollars in thousands, except per share amounts	Quarter ended		Six months ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Net Income	$5,282	$3,274	$9,243	$5,863

Average outstanding shares	20,041,973	18,759,099	20,001,545	18,894,000

Basic earnings per share	$0.26	$0.17	$0.46	$0.31

Common Stock Equivalents	276,731	218,513	249,500	178,000

Fully diluted shares	20,318,704	18,977,612	20,251,045	19,072,000

Fully diluted EPS	$0.26	$0.17	$0.46	$0.31

Index

(2)     SEGMENT INFORMATION

For purposes of measuring and reporting the financial results, the Company is divided into three business segments; Community Banking, Mortgage Banking and Retail Brokerage Services. The Community Banking segment consists of the operations conducted by the Company's subsidiary Umpqua Bank. The Bank provides a full array of credit and deposit products to meet the banking needs of its market area and targeted customers. At June 30, 2002, the Bank had 45 full service stores. The Mortgage Banking segment originates, sells and services residential mortgage loans. The Retail Brokerage Services segment consists of the operations of the Company's subsidiary Strand, Atkinson, Williams & York, Inc. Strand, Atkinson provides a full range of retail brokerage services to its clients and has sales counters at most of the Bank's stores. The following table presents summary income statements and reconciliation to the Company's consolidated totals for the three and six-month periods ended June 30, 2002 and 2001 (in thousands).

Index

	Three months ended June 30, 2002
	Community	Retail Brokerage	Mortgage	Administration
	Banking	Services	Banking	and eliminations	Consolidated
Interest Income	$21,755	$18	$1,377	$(1)	$23,149
Interest Expense	4,718	29	709	(28)	5,428
Net Interest Income (Expense)	17,037	(11)	668	27	17,721
Provision for Credit Losses	600	-	-	-	600
Noninterest Income	1,363	2,389	2,294	(45)	6,001
Noninterest Expense	11,083	2,177	1,335	294	14,889
Merger expenses	-	-	-	-	-
Income before Income Taxes	6,717	201	1,627	(312)	8,233
Income Tax Expense	2,370	69	644	(132)	2,951
Net Income	$4,347	$132	$983	$(180)	$5,282

	Three months ended June 30, 2001
	Community	Retail Brokerage	Mortgage	Administration
	Banking	Services	Banking	and eliminations	Consolidated
Interest Income	$21,242	$20	$688	$(26)	$21,924
Interest Expense	8,128	27	391	28	8,574
Net Interest Income (Expense)	13,114	(7)	297	(54)	13,350
Provision for Credit Losses	496	-	-	-	496
Noninterest Income	3,175	2,032	733	61	6,001
Noninterest Expense	9,677	2,007	887	1,068	13,639
Merger expenses	153	28	-	-	181
Income (Loss) before Income Taxes	5,963	(10)	143	(1,061)	5,035
Income Tax Expense	2,112	19	69	(440)	1,761
Net Income (Loss)	$3,851	$(29)	$74	$(621)	$3,274

	Six months ended June 30, 2002
	Community	Retail Brokerage	Mortgage	Administration
	Banking	Services	Banking	and eliminations	Consolidated
Interest Income	$43,227	$33	$2,955	$(1)	$46,214
Interest Expense	9,647	58	1,467	(49)	11,123
Net Interest Income (Expense)	33,580	(25)	1,488	48	35,091
Provision for Credit Losses	1,604	-	-	-	1,604
Noninterest Income	3,897	4,570	4,108	(94)	12,481
Noninterest Expense	22,546	4,153	2,741	366	29,806
Merger expenses	1,407	101	-	12	1,520
Income before Income Taxes	11,920	291	2,855	(424)	14,642
Income Tax Expense	4,379	100	1,086	(166)	5,399
Net Income	$7,541	$191	$1,769	$(258)	$9,243

	Six months ended June 30, 2001
	Community	Retail Brokerage	Mortgage	Administration
	Banking	Services	Banking	and eliminations	Consolidated
Interest Income	$42,542	$40	$1,209	$(46)	$43,745
Interest Expense	16,824	59	666	57	17,606
Net Interest Income (Expense)	25,718	(19)	543	(103)	26,139
Provision for Credit Losses	823	-	-	-	823
Noninterest Income	5,992	3,963	992	12	10,959
Noninterest Expense	18,892	3,848	1,460	1,795	25,995
Merger expenses	940	28	-	-	968
Income before Income Taxes	11,055	68	75	(1,886)	9,312
Income Tax Expense	4,084	72	29	(736)	3,449
Net Income (Loss)	$6,971	$(4)	$46	$(1,150)	$5,863

Index

(3)     ACQUISITION OF CENTENNIAL BANCORP

On July 23, 2002 the Company announced the signing of a definitive agreement for the acquisition of Centennial Bancorp by merger. Upon completion of the transaction, Centennial Bancorp shareholders, with a total of 24.7 million shares of common stock outstanding, may elect to receive either $9.35 per share in cash or 0.5343 Umpqua Holdings shares for each share of Centennial Bancorp. The exchange ratio is subject to adjustment under certain conditions. Umpqua Holdings will issue approximately 8.6 million shares of its own stock to acquire 65 percent of Centennial Bancorp's outstanding shares at a fixed exchange ratio of 0.5343 Umpqua Holdings shares for each share of Centennial Bancorp. The remaining 35 percent of outstanding Centennial Bancorp shares will be acquired for an aggregate of approximately $81.0 million in cash.

The boards of directors of both companies have approved the definitive agreement. Completion of the transaction is expected in the fourth quarter of 2002 and is subject to regulatory and shareholder approval.

In conjunction with the acquisition of Centennial Bancorp, the Company expects to issue approximately $75 million in preferred stock, senior debt securities, or some combination thereof. The proceeds of these securities will be used to fund the cash portion of the acquisition price. Additionally, these securities are expected to qualify as regulatory capital under the Federal Reserve Bank regulations.

The operational integration of the combined institutions is expected to be completed during the first half of 2003. The combined organization will have assets of approximately $2.3 billion, deposits of approximately $2.0 billion, and shareholders' equity of approximately $317 million.

(4)     RECENTLY ADOPTED ACCOUNTING STANDARDS

The Company adopted Financial Accounting Standard 142, Goodwill and Other Intangible Assets, on January 1, 2002. In accordance with the standard, Goodwill and other intangibles with indefinite lives are no longer being amortized but instead will be tested for impairment at least annually. Management completed impairment testing for the Company's intangibles during the quarter ended June 30, 2002 and determined that there was no impairment. The following tables summarize selected intangible asset information:

Dollars in thousands	Gross Carrying Amount		Accumulated Amortization
Intangible assets carrying value	June 30, 2002	December 31, 2001	June 30, 2002	December 31, 2001
Core deposit intangible	$2,412		$(209)	$-
Mortgage servicing rights	7,068	4,876	-	-
Total	$9,480	$4,876	$(209)	$-

	Amortization expense Six months ended June 30,
Dollars in thousands
Intangible assets amortization	2002	2001
Core deposit intangible	209	-
Mortgage servicing rights	787	564
Total	$996	$564

Estimated amortization expense
For year ended 12/31/02	$1,485
For year ended 12/31/03	$1,425
For year ended 12/31/04	$1,367
For year ended 12/31/05	$1,306
For year ended 12/31/06	$1,230

Index

Dollars in thousands	Community	Retail
Goodwill	Banking	Brokerage
Balance December 31, 2001	$20,542	$3,058
Adjustments	(171)	-
Additions	152	333
Balance June 30, 2002	$20,523	$3,391

Dollars in thousands, except per share data	Quarter ended		Six months ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Reported net income	$5,282	$3,274	$9,243	$5,863
Add back: Goodwill amortization	-	244	-	482
Adjusted net income	$5,282	$3,518	$9,243	$6,345

Basic earnings per share
Reported basic earnings per share	$0.26	$0.17	$0.46	$0.31
Add back: Goodwill amortization	-	0.01	-	0.03
Adjusted basic earnings per share	$0.26	$0.18	$0.46	$0.34

Diluted earnings per share
Reported diluted earnings per share	$0.26	$0.17	$0.46	$0.31
Add back: Goodwill amortization	-	0.01	-	0.03
Adjusted diluted earnings per share	$0.26	$0.18	$0.46	$0.34

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force Issue No. 94-3, which required that a liability for an exit cost be recognized at the date of an entity's commitment to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company has not yet determined the effect that adoption of this standard will have on results of operations, financial position or cash flows.

Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of Umpqua Holdings Corporation's (the Company) financial condition at June 30, 2002 and the operating results for the three and six months then ended. When warranted, comparisons are made to the same periods in 2001 and to December 31, 2001. This discussion should be read in conjunction with the financial statements (unaudited) contained elsewhere in this report.

This discussion and information in the accompanying financial statements contains certain forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated. These risks and uncertainties include the Company's ability to maintain or expand its market share and net interest margins, or to implement its marketing and growth strategies. Further, actual results may be affected by the Company's ability to compete on price and other factors with other financial institutions; customer acceptance of new products and services; and general trends in the banking and the regulatory environment, as they relate to the Company's cost of funds and returns on assets. In addition there are risks inherent in the banking industry relating to the collectability of loans and changes in interest rates. Risks associated with the anticipated acquisition of Centennial Bancorp include the receipt and timing of shareholder and regulatory approvals; the issuance of approximately $75 million in preferred stock, senior debt securities or some combination thereof to fund the cash portion of the acquisition price; the election made by shareholders of Centennial Bancorp; and the maintenance of current deposit levels and the market value of Umpqua Common Stock prior to and following the merger. The reader is advised that this list of risks is not exhaustive and should not be construed as any prediction by the Company as to which risks would cause actual results to differ materially from those indicated by the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

Financial Highlights

The Company earned $5.28 million for the quarter ended June 30, 2002, up $2.0 million from the comparable quarter of the prior year. Diluted earnings per share improved to $0.26 for the second quarter of 2002, up from $0.17 for the same period in 2001. Return on average assets and return on average equity were 1.48% and 14.82%, respectively, for the quarter compared with 1.10% and 11.27%, respectively, in 2001. The Company's net interest margin for the quarter was 5.63% compared with 5.07% for the second quarter of 2001. The Bank's efficiency ratio continued to improve during the quarter as benefits from integration and consolidation initiatives were realized. The Bank's efficiency ratio was 57.2% for the second quarter of 2002 compared with an efficiency ratio, excluding merger related costs, of 59.8% in the second quarter of 2001.

For the first six months of 2002, the Company earned $9.24 million or $0.46 per diluted share. This compares with $5.86 million and $0.31 per diluted share in the prior year. Return on average assets and average equity were 1.31% and 13.24%, respectively, for the six-month period ended June 30, 2002 compared with 1.01% and 10.28%, respectively, for the same period in the prior year.

Total assets grew to $1.490 billion at June 30, 2002 up from $1.429 billion at December 31, 2001.

Index

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

Net interest income on a taxable equivalent basis was $18.1 million for the quarter ended June 30, 2002 compared with $13.7 million for the same period in 2001 (Tables 1 and 2). The increase of $4.4 million was primarily attributable to an increase in the volume of earning assets as well as an improvement in the net interest spread. Average earning assets increased $205 million or 19% compared with the same period in the prior year. Loans, the largest component of earning assets, increased $233 million on average compared with the prior year period. Offsetting this increase were decreases in average taxable investment securities and temporary investments. Overall, the yield on earning assets decreased to 7.33% for the quarter compared with 8.25% for the same period in the prior year. This decline was primarily attributable to the 1.24% decrease in the yield on loans. This decline was due to variable loan repricings as well as new loan production occurring at lower rates. Average prime rate for the second quarter of 2002 was 4.75% compared with 7.34% for the second quarter of 2001. Average noninterest earning assets were $42 million higher in the second quarter of 2002 compared with the second quarter of 2001. The increase was primarily attributable to intangibles and other assets related to the acquisition of Linn-Benton Bank. Average interest-bearing liabilities increased $150 million compared with the prior year period. Of this increase, $120 million was in the interest-bearing checking and savings accounts deposit category, generally the least expensive deposit product. The overall cost of interest-bearing liabilities for the second quarter of 2002 was 2.20% compared with 4.08% for the second quarter of 2001, a 1.88% decrease. The decrease was primarily the result of decreases in rates paid on interest bearing checking and time deposits. As time deposits matured during 2001 and 2002 the Company was able to roll them over at lower rates. Average noninterest-bearing funding sources increased $93 million compared with the prior year period. As a result of the preceding changes, the interest spread (the difference between the yield on earning assets and the cost of interest bearing liabilities) increased 0.96 % to 5.13% for the quarter ended June 30, 2002 compared with the same period in the prior year. The net interest margin for the quarter ended June 30, 2002 was 5.63%, an increase of 0.56% from the same period in the prior year.

Index

Table 1	QUARTER ENDED JUNE 30, 2002			QUARTER ENDED JUNE 30, 2001
	AVERAGE	INTEREST INCOME	AVERAGE YIELDS	AVERAGE	INTEREST INCOME	AVERAGE YIELDS
	BALANCE	OR EXPENSE	OR RATES	BALANCE	OR EXPENSE	OR RATES

(in thousands)
INTEREST-EARNING ASSETS:
Loans and loans held for sale (2)	$1,058,067	$20,261	7.68%	$825,013	$18,350	8.92%
Taxable securities	130,338	1,990	6.11%	146,382	2,290	6.26%
Non-taxable securities(1)	61,257	1,082	7.07%	58,750	1,047	7.13%
Temporary investments	36,899	165	1.79%	51,788	567	4.39%
Total interest earning assets	1,286,561	23,498	7.33%	1,081,933	22,254	8.25%
Allowance for loan losses	(14,285)			(10,318)
Other assets	159,613			118,005
Total assets	$1,431,889			$1,189,620

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and
savings accounts	$520,130	$1,383	1.07%	$400,598	$2,377	2.38%
Time deposits	422,881	3,715	3.52%	391,481	5,592	5.73%
Repurchase agreements and
overnite borrowings	20,257	78	1.54%	17,834	170	3.82%
Term debt	28,381	252	3.56%	32,117	435	5.43%
Total interest-bearing liabilities	991,649	5,428	2.20%	842,030	8,574	4.08%
Non-interest-bearing deposits	275,126			220,065
Other liabilities	22,106			10,961
Total liabilities	1,288,881			1,073,056
Shareholders' equity	143,008			116,564
Total liabilities and
shareholders' equity	$1,431,889			$1,189,620

NET INTEREST INCOME (1)		$18,070			$13,680
NET INTEREST SPREAD			5.13%			4.17%

AVERAGE YIELD ON EARNING ASSETS (1),(2)			7.33%			8.25%
INTEREST EXPENSE TO EARNING ASSETS			1.69%			3.18%
NET INTEREST INCOME TO EARNING ASSETS (1),(2)			5.63%			5.07%

(1) Tax exempt income has been adjusted to a tax equivalent basis at a 35% effective rate.
      The amount of such adjustment was an addition to recorded income of $349 and $330 for 2002 and 2001, respectively.

(2) Non-accrual loans are included in average balance.

	INCREASE (DECREASE)
	DUE TO CHANGE IN
Table 2	VOLUME	RATE	NET CHANGE

(in thousands)
INTEREST-EARNING ASSETS:
Loans	$5,184	$(3,273)	$1,911
Investment securities- Available for sale
Taxable securities	(251)	(49)	(300)
Non-taxable securities (1)	45	(10)	35
Temporary investments	(163)	(239)	(402)
Total	4,815	(3,571)	1,244

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and
savings accounts	709	(1,703)	(994)
Time deposits	449	(2,326)	(1,877)
Repurchase agreements and overnite borrowings	23	(116)	(92)
Term debt	(51)	(132)	(183)
Total	1,130	(4,276)	(3,146)

Net increase in net interest income	$3,685	$705	$4,390

(1) Tax-exempt interest income has been adjusted to a tax equivalent basis at a 35% effective tax rate.

Index

Net interest income on a taxable equivalent basis was $35.8 million for the first six months of 2002 compared with $26.8 million for the same period in 2001 (Tables 3 and 4). The primary reason for the increase was an increase in the volume of earning assets. Average earning assets for the first six months of 2002 were $1.28 billion compared with $1.07 billion for the same period in 2001. While the average volume of earning assets increased, the average yield decreased from 8.40% in 2001 to 7.40% in 2002. This decrease was due to asset repricings during a period of declining interest rates. Average interest bearing liabilities also increased during the period, from $832.5 million for the first six months of 2001 to $993.5 million for the same period in 2002. Similar to earning assets, the cost of interest bearing liabilities decreased from 4.26% in 2001 to 2.26% in 2002. The decrease in the cost of interest bearing liabilities was due to repricings of interest bearing checking and savings accounts as well as the rollover of maturing certificates of deposit at lower rates. As a result of the preceding changes, the interest spread (the difference between the yield on earning assets and the cost of interest bearing liabilities) increased 1.01 % to 5.14% for the six months ended June 30, 2002 compared with the same period in the prior year. The net interest margin for the six months ended June 30, 2002 was 5.65%, an increase of 0.59% from the same period in the prior year.

Table 3
		SIX MONTHS ENDED JUNE 30, 2002			SIX MONTHS ENDED JUNE 30, 2001
		AVERAGE	INTEREST INCOME	AVERAGE YIELDS	AVERAGE	INTEREST INCOME	AVERAGE YIELDS
		BALANCE	OR EXPENSE	OR RATES	BALANCE	OR EXPENSE	OR RATES

(in thousands)
INTEREST-EARNING ASSETS:
Loans and loans held for sale (2)		$1,045,667	$40,192	7.75%	$795,775	$36,038	9.13%
Taxable securities		139,199	4,280	6.15%	155,057	4,872	6.28%
Non-taxable securities(1)		61,223	2,170	7.09%	66,599	2,361	7.09%
Temporary investments		31,888	270	1.71%	49,503	1,147	4.67%
Total interest earning assets		1,277,977	46,912	7.40%	1,066,934	44,418	8.40%
Allowance for loan losses		(14,285)			(10,147)
Other assets		157,435			117,414
Total assets		$1,421,127			$1,174,200

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and
savings accounts	$	$ 519,498	$2,724	1.06%	$398,184	$5,069	2.57%
Time deposits		418,611	7,658	3.69%	386,701	11,338	5.91%
Repurchase agreements and
overnite borrowings		25,141	171	1.37%	17,280	350	4.08%
Term debt		30,272	570	3.80%	30,310	849	5.65%
Total interest-bearing liabilities		993,522	11,123	2.26%	832,475	17,606	4.26%
Non-interest-bearing deposits		266,442			216,213
Other liabilities		20,410			10,483
Total liabilities		1,280,374			1,059,171
Shareholders' equity		140,753			115,029
Total liabilities and
shareholders' equity		$1,421,127			$1,174,200

NET INTEREST INCOME (1)			$35,789			$26,812
NET INTEREST SPREAD				5.14%			4.13%

AVERAGE YIELD ON EARNING ASSETS (1),(2)				7.40%			8.40%
INTEREST EXPENSE TO EARNING ASSETS				1.76%			3.34%
NET INTEREST INCOME TO EARNING ASSETS (1),(2)				5.65%			5.06%

(1) Tax exempt income has been adjusted to a tax equivalent basis at a 35% effective rate.
The amount of such adjustment was an addition to recorded income of $698 and $673 for 2002 and 2001, respectively.
(2) Non-accrual loans are included in average balance.

Index

	INCREASE (DECREASE)
	DUE TO CHANGE IN
Table 4	VOLUME	RATE	NET CHANGE

(in thousands)
INTEREST-EARNING ASSETS:
Loans	$11,317	$(7,163)	$4,154
Taxable securities	(498)	(94)	(592)
Non-taxable securities (1)	(191)	-	(191)
Temporary investments	(408)	(469)	(877)
Total	10,220	(7,726)	2,494

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and
savings accounts	1,544	(3,889)	(2,345)
Time deposits	936	(4,616)	(3,680)
Repurchase agreements	159	(338)	(179)
Term debt	(1)	(278)	(279)
Total	2,638	(9,121)	(6,483)

Net increase in net interest income	$7,582	$1,395	$8,977

(1) Tax-exempt interest income has been adjusted to a tax equivalent basis at a 35% effective tax rate.

Provision for Credit Losses

The provision for credit losses is management's estimate of the amount necessary to maintain an allowance for credit losses that is considered adequate based on the risk of losses in the loan and lease portfolio (see additional discussion under Allowance for Credit Losses). The provision for credit losses for the quarter ended June 30, 2002 was $600,000 compared with $496,000 during the second quarter of 2001. Net charge-offs for the second quarter of 2002 were $173,000 compared with net charge-offs of $123,000 for the same period in 2001. For the first six months of 2002, net charge-offs were $127,000 compared with $194,000 for the same period in 2001. Nonperforming loans at June 30, 2002 increased to $6.7 million from $3.4 million at December 31, 2001. The increase in nonperforming loans was primarily due to an increase in nonperforming commercial real estate loans. The allowance for credit losses totaled $14.7 million, or 1.40% of total loans at June 30, 2002 compared with $13.2 million, or 1.30% of total loans at December 31, 2001.

Index

Noninterest Income

Noninterest income for the quarter ended June 30, 2002 was $6.0 million, equal to the amount recorded in the second quarter of 2001. Brokerage commissions and fees, the largest component of noninterest income, increased $298,000 over the prior year. Service charges, the second largest component of noninterest income, decreased slightly to $1.88 million compared with $2.01 million for the same quarter in the prior year. Mortgage banking revenue was $2.22 million for the second quarter of 2002 compared with $1.38 million for the second quarter of 2001. The increase was due to increased mortgage banking activity related to lower interest rates in 2002. The Company originated $263 million in residential mortgages during the second quarter of 2002 compared with $164 million in 2001. Other noninterest income for the second quarter of 2002 was ($423,000) compared with $582,000 for the same period in 2001. The reason for the decline was a $900,000 impairment charge related to an investment in a Worldcom bond. The remaining book value of the bond on the Company's books at June 30, 2002 was $82,000.

For the first six months of 2002 noninterest income was $12.48 million compared with $10.96 million for the same period in 2001. The increase was primarily attributable to mortgage banking revenue which increased $1.85 million compared with the prior year and brokerage commission which increased $542,000. These increases were offset by the previously mentioned $900,000 impairment charge recorded in the second quarter of 2002.

Noninterest Expense

Noninterest expense for the quarter ended June 30, 2002 was $14.89 million compared with $13.82 million for the same period in 2001. Salaries and employee benefits increased $1.02 million to $8.57 million in the second quarter of 2002. The increase was due to increased mortgage banking activity and salaries and benefits associated with the acquisition of Linn-Benton Bank. Premises and equipment expense increased $152,000 compared with the prior year due to expenses associated with new stores and expanded backroom facilities and equipment. Other noninterest expense increased $76,000 to $4.11 million for the second quarter of 2002.

For the first six months of 2002 noninterest expense was $31.33 million compared with $26.96 million for the first six months of 2001. Salaries and benefits increased $2.71 million due to increased mortgage banking activity and salaries and benefits associated with the acquisition of Linn-Benton Bank. Premises and equipment and other noninterest expense also increased due to expenses associated with news stores and expanded backroom support facilities and equipment. Merger expenses for the first six months of 2002 were $1.52 million and were associated with the acquisitions of Independent Financial Network and Linn-Benton Bank. Merger expenses of $968,000 incurred during the first six months of 2001 were related to the acquisition of Valley of the Rogue Bancorp.

Accrued merger expenses at June 30, 2002 were $2.24 million and consisted primarily of accrued severance and related expenses and contract termination costs.

Index

Income taxes

The effective tax rate for the Company was 35.8% during the second quarter of 2002 compared with 35.0 % during the second quarter of 2001.

For the first six months of 2002 The Company's effective tax rate was 36.9% compared with 37.0% for the comparable period in 2001.

Financial Condition

Significant changes in the Company's financial position from December 31, 2001 to June 30, 2002 are as follows:

Loans and leases

Loans and leases have increased $34.9 million since year end. Details of the loan portfolio at June 30, 2002 and December 31, 2001:

Dollars in thousands	June 30, 2002	December 31, 2001
Commercial & Industrial	$255,389	$235,809
Real Estate:
Construction	96,829	74,372
Residential and commercial	644,407	634,031
Individuals	50,448	59,988
Leases	3,535	4,098
Other	400	7,844
Total Loans and Leases	$1,051,008	$1,016,142

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

Index

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

Activity in the allowance for credit losses for the six-month periods ending June 30 was as follows:

	Six months ended
Dollars in thousands	June 30, 2002	June 30, 2001
Beginning Balance	$ 13,221	$ 9,838
Provision for Credit Losses	1,604	823
Charge-offs	(363)	(312)
Recoveries	236	118
Net charge-offs/recoveries	(127)	(194)
Ending Balance	$ 14,698	$ 10,467

Deposits

Details of deposits at June 30, 2002 and December 31, 2001 were as follows:

Dollars in thousands	June 30, 2002	December 31, 2001
Noninterest bearing demand	$296,899	$270,813
Interest bearing demand and
Money market accounts	438,356	440,739
Savings	78,894	73,357
Time deposits	463,937	419,984
Total Deposits	$1,278,086	$1,204,893

Liquidity

Liquidity enables the Company to meet the borrowing needs of its customers and withdrawals of its depositors. The Company meets its liquidity needs through the maintenance of cash resources, lines of credit with other financial institutions, maturities and sales of investment securities available for sale, and a stable base of core deposits. Having a stable and diversified deposit base is a significant factor in the Company's long-term liquidity structure. At June 30, 2002 the Company had overnight investments of $86.6 million and available lines of credit of approximately $290.1 million with various financial institutions.

Index

Capital Resources

Total shareholders' equity increased $10.1 million to $145.4 million at June 30, 2002. The increase was the result of earnings of $9.2 million, a $800,000 increase in accumulated other comprehensive income and $1.7 million from the exercise of stock options, offset by dividends paid of $1.6 million. At June 30, 2002 the Company's Tier 1 and total risk-based capital ratios were approximately 10.10% and 11.34%, respectively. The Federal Reserve Board's minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8% respectively.

In conjunction with the acquisition of Centennial Bancorp, the Company expects to issue approximately $75 million in preferred stock, senior debt securities, or some combination thereof. The proceeds of these securities will be used to fund the cash portion of the acquisition price. Additionally, these securities are expected to qualify as regulatory capital under the Federal Reserve Bank regulations.

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

Index

Part II: OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders of the Company was held on April 30, 2002 in Roseburg, Oregon.

The following director nominees were elected to the board of directors by the shareholders at the Annual Meeting:
Name of Nominee (Expiration of Term)	Votes in Favor	Votes Against	Votes Abstained	Nonvotes
Allyn C. Ford (2005)	16,383,225		157,109
Ronald O. Doan (2005)	16,484,621		55,713
Michael Donovan (2005)	16,500,811		39,523
James D. Coleman (2005)	16,496,736		49,598
Scott Chambers (2004)	16,491,378		48,956
William Lansing (2004)	16,508,054		32,280
William Sherwood (2003)	16,372,379		167,955
Kenneth Messerle (2003)	16,507,274		33,060

The following persons continued as members of the Board of Directors

Raymond P. Davis
William A. Haden
Lynn K. Herbert
David B. Frohnmayer
John O. Dunkin
Larry L. Parducci

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

99.1 Certification by Chief Executive Officer and Chief Financial Officer

(b) The Company filed no interim reports on Form 8-K during the period ending June 30, 2002.

Index

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UMPQUA HOLDINGS CORPORATION

(Registrant)
Dated August 14, 2002	By: /s/ Raymond P. Davis Raymond P. Davis President and Chief Executive Officer

Dated August 14, 2002	By: /s/ Daniel A. Sullivan Daniel A. Sullivan Executive Vice President and Chief Financial Officer

Index

Exhibit 99.1

CERTIFICATION OF

CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

This certification is given by the undersigned Chief Executive Officer and Chief Financial Officer of Umpqua Holdings Corporation (the "registrant") pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Each of the undersigned hereby certifies, with respect to the registrant's quarterly report of Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Raymond P. Davis
Raymond P. Davis
President and Chief Executive Officer
Umpqua Holdings Corporation

/s/ Daniel A. Sullivan
Daniel A. Sullivan
Executive Vice President and
Chief Financial Officer
Umpqua Holdings Corporation

August 14, 2002