Form 10-Q
period 2002-11-14
UMPQUA HOLDINGS CORP
filed 2002-11-14
CIK 1077771

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: September 30, 2002

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 000-25597

Umpqua Holdings Corporation
(Exact Name of Registrant as Specified in Its Charter)
OREGON (State or Other Jurisdiction of Incorporation or Organization)	93-1261319 (I.R.S. Employer Identification Number)

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

[X] Yes [  ] No

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:

Common stock, no par value, outstanding as of October 31, 2002:               20,139,743

UMPQUA HOLDINGS CORPORATION
FORM 10-Q
QUARTERLY REPORT
TABLE OF CONTENTS
_____________

PART I	FINANCIAL INFORMATION	PAGE
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets: September 30, 2002 and December 31, 2001	1
	Condensed Consolidated Statements of Income: Three and nine months ended September 30, 2002 and 2001	2
	Condensed Consolidated Statements of Comprehensive Income: Three and nine months ended September 30, 2002 and 2001	3
	Condensed Consolidated Statements of Cash Flows: Nine months ended September 30, 2002 and 2001	4
	Notes to Condensed Consolidated Financial Statements	5-9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19
Item 4.	Controls and Procedures	19
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	None
Item 2.	Changes in Securities	None
Item 3.	Defaults Upon Senior Securities	None
Item 4.	Submission of Matters to a Vote of Security Holders	None
Item 5.	Other Information	None
Item 6.	Exhibits and Reports on Form 8-K	19
SIGNATURES		20
CERTIFICATIONS		21-24

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
UMPQUA HOLDINGS CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
Dollars in thousands	2002	2001
ASSETS
Cash and due from banks, non-interest bearing	$65,322	$70,155
Federal funds sold	27,800	26,353
Interest bearing deposits in other banks	34,900	11,480
Total Cash and Cash Equivalents	128,022	107,988

Trading account assets	1,534	3,010

Investment securities available for sale, at fair value	251,996	193,588
Investment securities held to maturity, at amortized cost	20,011	19,134
Mortgage loans held for sale	32,959	11,520
Loans and leases receivable	1,076,521	1,016,142
Less: Allowance for credit losses	(15,038)	(13,221)
Loans and leases, net	1,061,483	1,002,921
Federal Home Loan Bank stock, at cost	4,973	8,170
Property and equipment, net of depreciation	40,623	38,871
Intangible assets	26,105	25,841
Mortgage servicing rights	7,043	4,876
Other assets	12,206	12,792
Total Assets	$1,586,955	$1,428,711
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest bearing	$320,150	$270,813
Savings and interest-bearing checking	572,954	514,096
Time deposits	454,390	419,984
Total Deposits	1,347,494	1,204,893

Securities sold under agreements to repurchase	28,771	25,715
Fed funds purchased	-	7,500
Term debt	24,048	31,041
Trust preferred securities	25,000	-
Other liabilities	10,428	24,261
Total Liabilities	1,435,741	1,293,410
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock, no par value, 100,000,000 shares authorized; issued and
outstanding: 20,137,343 at September 30, 2002 and 19,952,965 at December 31, 2001	94,116	92,268
Retained earnings	53,880	41,041
Accumulated other comprehensive income	3,218	1,992
Total Shareholders' Equity	151,214	135,301
Total Liabilities and Shareholders' Equity	$1,586,955	$1,428,711
See accompanying notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended Sept. 30,		Nine months ended Sept. 30,
Dollars in thousands, except for per share data	2002	2001	2002	2001
Interest Income
Interest and fees on loans	$20,435	$18,809	$60,626	$54,847
Interest on taxable securities	2,557	2,196	6,828	7,324
Interest on non-taxable securities	714	689	2,164	2,082
Interest on temporary investments	318	846	588	1,993
Interest on trading account assets	28	28	60	67
Total interest income	24,052	22,568	70,266	66,313

Interest Expense
Interest on deposits	5,394	7,693	15,776	24,100
Interest on borrowings and repurchase agreements	327	621	1,067	1,820
Interest on trust preferred securities	18	-	18	-
Total interest expense	5,739	8,314	16,861	25,920

Net Interest Income	18,313	14,254	53,405	40,393
Provision for credit losses	900	617	2,504	1,440
Net interest income after provision for credit losses	17,413	13,637	50,901	38,953

Noninterest Income
Service charges	2,138	1,871	6,098	5,702
Commissions	2,299	2,221	6,805	6,184
Mortgage banking revenue, net	1,190	861	5,085	2,911
Other noninterest income	1,078	360	1,198	1,475
Total noninterest income	6,705	5,313	19,186	16,272

Noninterest Expense
Salaries and employee benefits	8,963	7,660	26,240	22,223
Premises and equipment	2,348	2,139	6,660	6,114
Other noninterest expense	3,810	3,927	12,028	11,383
Merger expenses	-	-	1,520	969
Total noninterest expense	15,121	13,726	46,448	40,689
Income before income taxes	8,997	5,224	23,639	14,536
Provision for income taxes	2,987	1,947	8,386	5,396
Net Income	$6,010	$3,277	$15,253	$9,140

Earnings Per Share
Basic	$ 0.30	$ 0.17	$ 0.76	$ 0.49
Diluted	$ 0.29	$ 0.17	$ 0.75	$ 0.48
See accompanying notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2002	2001	2002	2001
Dollars in thousands
Net income	$6,010	$3,277	$15,253	$9,140

Unrealized gains arising during the period on
investment securities available for sale	372	1,860	2,779	4,230

Income tax expense (benefit) related to unrealized gains
on investment securities	147	750	1,121	1,660

Less adjustments for (gains) losses included in net
income, net of tax of $156, $0, $(281), and $0	(242)	-	432	-

Net unrealized gains (losses) on investment
securities available for sale	467	1,110	1,226	2,570
Comprehensive income	$6,477	$4,387	$16,479	$11,710

See accompanying notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine months ended September 30,
Dollars in thousands	2002	2001
Cash flows from operating activities:
Net income	$15,253	$9,140
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Federal Home Loan Bank stock dividends	(370)	(409)
Net decrease (increase) in trading account assets	1,476	(2,084)
Amortization of investment premiums and discounts, net	278	221
Origination of loans held for sale	(428,846)	(254,469)
Proceeds from sales of loans held for sale	413,654	252,003
Provision for credit losses	2,504	1,440
Increase in mortgage servicing rights	(2,167)	(337)
Gain on sales of loans	(6,782)	(3,817)
Depreciation of premises and equipment	2,600	2,618
Amortization of intangibles	305	812
Gain on sales/calls of investment securities available for sale	(401)	(202)
Impairment charge on investments available for sale	900	-
Tax benefit of stock options exercised	538	195
Net decrease in other assets	(253)	(1,332)
Net decrease increase in other liabilities	(13,833)	(2,372)
Net cash used by operating activities	(15,144)	1,407
Cash flows from investing activities:
Purchases of investment securities available for sale	(115,439)	(67,413)
Maturities/calls of investment securities available for sale	51,162	97,186
Investment in subsidiaries	(569)	(2,162)
Sales of investment securities available for sale	7,155	11,961
Purchases of investment securities held to maturity	(980)	-
Maturities of investment securities held to maturity	105	750
Redemption of FHLB stock	3,567	-
Loans sold	7,758	3,514
Net loan originations	(68,289)	(121,348)
Purchases of premises and equipment	(4,352)	(4,069)
Net cash used by investing activities	(119,882)	(81,581)
Cash flows from financing activities:
Net increase in deposit liabilities	142,601	115,387
Net increase in securities sold under agreements to repurchase	3,056	9,336
Fed funds repaid, net	(7,500)	-
Proceeds from issuance of trust preferred securities	25,000	-
Dividends paid on common stock	(2,414)	(1,734)
Retirement of common stock	(228)	-
Proceeds from stock options exercised	1,538	557
Proceeds from term borrowings	25,000	6,875
Repayments of term borrowings	(31,993)	(169)
Net cash provided by financing activities	155,060	130,252
Net increase in cash and cash equivalents	20,034	50,078
Cash and cash equivalents, beginning of period	107,988	95,161
Cash and cash equivalents, end of period	$128,022	$145,239
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$16,500	$26,133
Income taxes	$8,035	$5,365
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

(b) Earnings per share

Basic and diluted earnings per share are based on the weighted average number of common shares outstanding during each period, with diluted including the effect of potentially dilutive common shares. The weighted average number of common shares outstanding for basic and diluted earnings per share computations were as follows:
Dollars in thousands, except per share amounts	Three months ended		Nine months ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Net Income	$6,010	$3,277	$15,253	$9,140

Average outstanding shares	20,125,583	18,791,249	20,043,346	18,762,411

Basic earnings per share	$0.30	$0.17	$0.76	$0.49

Common Stock Equivalents	273,213	274,579	260,210	229,850

Fully diluted shares	20,398,796	19,065,828	20,303,556	18,992,261

Fully diluted EPS	$0.29	$0.17	$0.75	$0.48

(2)  SEGMENT INFORMATION

For purposes of measuring and reporting the financial results, the Company is divided into three business segments:  Community Banking, Mortgage Banking and Retail Brokerage Services. The Community Banking segment consists of the operations conducted by the Company's subsidiary Umpqua Bank. The Bank provides a full array of credit and deposit products to meet the banking needs of its market area and targeted customers. At September 30, 2002, the Bank had 45 full service stores. The Mortgage Banking segment originates, sells and services residential mortgage loans. The Retail Brokerage Services segment consists of the operations of the Company's subsidiary Strand, Atkinson, Williams & York, Inc. Strand, Atkinson provides a full range of retail brokerage services to its clients and has sales counters at most of the Bank's stores. The following table presents summary income statements and reconciliation to the Company's consolidated totals for the three and nine-month periods ended September 30, 2002 and 2001 (in thousands).

	Nine months ended September 30, 2002
	Community Banking	Mortgage Banking	Retail Brokerage	Administration and eliminations	Consolidated
Interest income	$65,933	$4,273	$60	$-	$70,266
Interest expense	14,685	2,151	88	(63)	16,861
Net interest income	51,248	2,122	(28)	63	53,405
Provision for credit losses	2,388	116	-	-	2,504
Net int. income after provision	48,860	2,006	(28)	63	50,901

Other income	7,119	5,306	6,907	(146)	19,186
Other expense	33,854	4,143	6,414	517	44,928
Merger expenses	1,407		101	12	1,520
Pre-tax operating income	20,718	3,169	364	(612)	23,639

Income tax provision	7,378	1,129	118	(239)	8,386
Net Income	$13,340	$2,040	$246	$(373)	$15,253

	Nine months ended September 30, 2001
	Community Banking	Mortgage Banking	Retail Brokerage	Administration and eliminations	Consolidated
Interest income	$64,410	$1,895	$67	$(59)	$66,313
Interest expense	24,714	1,035	84	87	25,920
Net interest income	39,696	860	(17)	(146)	40,393
Provision for credit losses	1,440	-	-	-	1,440
Net int. income after provision	38,256	860	(17)	(146)	38,953

Other income	10,437	1,165	6,184	(1,514)	16,272
Other expense	30,658	2,335	6,016	711	39,720
Merger expenses	969	-	-	-	969
Pre-tax operating income(loss)	17,066	(310)	151	(2,371)	14,536

Income tax provision	6,183	(121)	125	(791)	5,396
Net Income(loss)	$10,883	$(189)	$26	$(1,580)	$9,140

	Three months ended September 30, 2002
	Community Banking	Mortgage Banking	Retail Brokerage	Administration and eliminations	Consolidated
Interest income	$22,706	$1,318	$27	$1	$24,052
Interest expense	5,039	684	30	(14)	5,739
Net interest income	17,667	634	(3)	15	18,313
Provision for credit losses	784	116	-	-	900
Net int. income after provision	16,883	518	(3)	15	17,413

Other income	3,222	1,198	2,337	(52)	6,705
Other expense	11,307	1,402	2,261	151	15,121
Merger expenses	-	-	-	-	-
Pre-tax operating income	8,798	314	73	(188)	8,997

Income tax provision	2,999	43	18	(73)	2,987
Net Income	$5,799	$271	$55	$(115)	$6,010

	Three months ended September 30, 2001
	Community Banking	Mortgage Banking	Retail Brokerage	Administration and eliminations	Consolidated
Interest income	$21,868	$686	$27	$(13)	$22,568
Interest expense	7,889	369	25	31	8,314
Net interest income	13,979	317	2	(44)	14,254
Provision for credit losses	617	-	-	-	-
Net int. income after provision	13,362	317	2	(44)	13,637

Other income	3,484	173	2,221	(565)	5,313
Other expense	10,551	874	2,140	161	13,726
Merger expenses	-	-	-	-	-
Pre-tax operating income(loss)	6,295	(384)	83	(770)	5,224

Income tax provision	2,339	(150)	53	(295)	1,947
Net Income(loss)	$3,956	$(234)	$30	$(475)	$3,277

(3) ACQUISITION OF CENTENNIAL BANCORP

On July 23, 2002 the Company announced the signing of a definitive agreement for the acquisition of Centennial Bancorp by merger. Upon completion of the transaction, Centennial Bancorp shareholders, with a total of 24.4 million shares of common stock outstanding, may elect to receive either $9.35 per share in cash or 0.5343 Umpqua Holdings shares for each share of Centennial Bancorp. The exchange ratio is subject to adjustment under certain conditions. Umpqua Holdings will issue approximately 8.6 million shares of its own stock to acquire approximately 66 percent of Centennial Bancorp's outstanding shares at an exchange ratio of 0.5343 Umpqua Holdings shares for each share of Centennial Bancorp. The remaining 34 percent of outstanding Centennial Bancorp shares will be acquired for an aggregate of approximately $78 million in cash. If the elections with respect to the form of consideration filed by Centennial shareholders differs from the 66% stock, 34% cash ratio, the mix of stock and cash used to effect the acquisition could change at the Company's option.

The boards of directors and shareholders of both companies have approved the definitive agreement and we have received regulatory approvals.

The operational integration of the combined institutions is expected to be completed during the first half of 2003. The combined organization will have assets of approximately $2.3 billion, deposits of approximately $2.0 billion, and shareholders' equity of approximately $317 million.

(4) RECENTLY ADOPTED ACCOUNTING STANDARDS

The Company adopted Financial Accounting Standard 142, Goodwill and Other Intangible Assets, on January 1, 2002. In accordance with the standard, goodwill and other intangibles with indefinite lives are no longer being amortized but instead will be tested for impairment at least annually. Management completed impairment testing for the Company's intangibles with indefinite lives during the quarter ended June 30, 2002 and determined that there was no impairment. The following tables summarize selected intangible asset information:
Dollars in thousands	Gross Carrying Amount		Accumulated Amortization
Intangible assets carrying value	September 30, 2002	December 31, 2001	September 30, 2002	December 31, 2001
Core deposit intangible	$ 2,412	$ -	$ (305)	$ -
Mortgage servicing rights	7,043	4,876	-	-
Total	$ 9,455	$ 4,876	$ (305)	$ -

	Amortization expense
Dollars in thousands	Nine months ended September 30,
Intangible assets amortization	2002	2001
Core deposit intangible	$305	$-
Mortgage servicing rights	1,407	564
Total	$1,712	$564

Estimated amortization expenses
For year ended 12/31/02	$2,255
For year ended 12/31/03	$1,559
For year ended 12/31/04	$1,499
For year ended 12/31/05	$1,437
For year ended 12/31/06	$1,351

The following table shows the pro forma effects of SFAS No. 142 applied to the prior comparative period (in thousands except per share amounts):

Dollars in thousands	Community	Retail
Goodwill	Banking	Brokerage
Balance December 31, 2001	$20,542	$3,058
Adjustments	64	-
Additions	-	333
Balance September 30, 2002	$20,606	$3,391

Dollars in thousands, except per share data	Quarter ended		Nine months ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Reported net income	$6,010	$3,277	$15,253	$9,140
Add back: Goodwill amortization	-	330	-	812
Adjusted net income	6,010	3,607	$15,253	$9.952

Basic earnings per share
Reported basic earnings per share	$0.30	$0.17	$0.76	$0.49
Add back: Goodwill amortization	-	0.02	-	0.04
Adjusted basic earnings per share	$0.30	$0.19	$0.76	$0.53

Diluted earnings per share
Reported diluted earnings per share	$0.29	$0.17	$0.75	$0.48
Add back: Goodwill amortization	-	0.02	-	0.04
Adjusted diluted earnings per share	$0.29	$0.19	$0.75	$0.52

In September 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. This Statement removes acquisitions of financial institutions from the scope of both SFAS No 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method, and requires that those transactions be accounted for in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  As a result, the requirement in SFAS No. 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement.

In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets.  Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used.

This statement is effective for acquisitions under the purchases method for which the date of acquisition is on or after October 1, 2002.  The provisions in this statement related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002.  Transition provisions for previously recognized unidentifiable intangible assets are effective on October 1, 2002, with earlier application permitted.  The Company believes there will be no current impact of adopting the provisions of this statement on its financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of Umpqua Holdings Corporation's (the Company) financial condition at September 30, 2002 and the operating results for the three and nine months then ended. When warranted, comparisons are made to the same periods in 2001 and to December 31, 2001. This discussion should be read in conjunction with the financial statements (unaudited) contained elsewhere in this report.

Forward Looking Statements and Risk Factors

This discussion and information in the accompanying financial statements contains certain forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated. These risks and uncertainties include the Company's ability to maintain or expand its market share and net interest margins, or to implement its marketing and growth strategies. Further, actual results may be affected by the Company's ability to compete on price and other factors with other financial institutions; customer acceptance of new products and services; and general trends in the banking and the regulatory environment, as they relate to the Company's cost of funds and returns on assets. In addition there are risks inherent in the banking industry relating to the collectability of loans and changes in interest rates. Risks associated with the anticipated acquisition of Centennial Bancorp include the satisfaction of all conditions to closing, the election made by shareholders of Centennial Bancorp, the maintenance of current deposit levels and the market value of Umpqua Common Stock prior to and following the merger. The reader is advised that this list of risks is not exhaustive and should not be construed as any prediction by the Company as to which risks would cause actual results to differ materially from those indicated by the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

Critical Accounting Policies

The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates the estimates used, including the adequacy of the allowance for credit losses, impairment of intangible assets, and contingencies and litigation. Estimates are based upon historical experience, current economic conditions and other factors that management considers reasonable under the circumstances. These estimates result in judgments regarding the carrying values of assets and liabilities when these values are not readily available from other sources as well as assessing and identifying the accounting treatments of commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. The following critical accounting policies involve the more significant judgments and assumptions used in the preparation of the consolidated financial statements.

The allowance for credit losses is established to absorb known and inherent losses attributable to loans outstanding and related off-balance sheet commitments. The adequacy of the allowance is monitored on an ongoing basis and is based on management's evaluation of numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio's risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and non-performing trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information. Approximately 70 percent of the Company's loan portfolio is secured by real estate and a significant depreciation in real estate values in Oregon would cause management to increase the allowance for loan and lease losses.

Retained mortgage servicing rights are initially measured by allocating the carrying value of the loans between the assets sold and the interest retained, based on the relative fair value at the date of the sale and in subsequent periods. The fair market values are determined using a discounted cash flow model. Mortgage servicing assets are amortized over the expected life of the loan and are evaluated periodically for impairment. The expected life of the loan can vary from management's estimates due to prepayments by borrowers. Prepayments in excess of management's estimates would negatively impact the recorded value of the mortgage servicing rights. The value of the mortgage servicing rights is also dependent upon the discount rate used in the model. Management reviews this rate on an ongoing basis based on current market rates. A significant increase in the discount rate would negatively impact the value of mortgage servicing rights. Details of the mortgage servicing rights asset were as follows:
Dollars in thousands	September 30, 2002	December 31, 2001
Serviced loans	$807,763	$538,542

Mortgage Servicing Rights	$8,789	$5,872
Less: valuation reserve	(1,746)	(996)
Net book value	$7,043	$4,876

Mortgage servicing rights as a percent of serviced loans	0.87%	0.91%
Weighted average note rate of services assets	6.55%	6.81%

At September 30, 2002 the Company had approximately $24.0 million in goodwill as a result of business combinations. The Company adopted Statement of Financial Accounting Standards No. 142 on January 1, 2002. Ongoing analysis of the fair value of recorded goodwill for impairment will involve a substantial amount of judgment, as will establishing and monitoring estimated lives of other amortizable intangible assets.

The Company is party to various legal proceedings. These matters have a high degree of uncertainty associated with them. There can be no assurance that all matters that may be brought against the Company are known to us at any point in time.

Financial Highlights

The Company earned $6.01 million for the quarter ended September 30, 2002, up 83.4% over the same period in 2001 and up 13.8% over the quarter ended June 30, 2002. Diluted earnings per share for the third quarter of 2002 were $0.29 compared with $0.17 for the same period in 2001 and $0.26 for the second quarter of 2002. The return on average equity was 15.97% for the third quarter of 2002, compared with 10.80% for the same period in 2001 and 14.82% for the second quarter of 2002.

For the nine months ended September 30, 2002 the Company earned $15.3 million, up 66.9% over the $9.1 million reported for the same period in the prior year. Diluted earnings per share were $0.75 and $0.48 for the nine-month periods ending September 30, 2002 and 2001, respectively. Return on average equity for the nine months ended September 30, 2002 was 14.20%, compared with 13.24% for the same period in 2001.

Total assets increased to $1.6 billion at September 30, 2002, up $158 million since December 31, 2001 and $97 million since June 30, 2002.

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

Net interest income on a taxable equivalent basis was $18.7 million for the quarter ended September 30, 2002 compared with $14.6 million for the same period in 2001 (Tables 1 and 2). The increase of approximately $4 million was primarily attributable to an increase in the volume of earning assets. Average earning assets increased $252.6 million or 21.9% compared with the same period in the prior year. Loans, the largest component of earning assets, increased $225.6 million on average compared with the prior year period. Average taxable securities also increased $43.4 million during the current quarter compared with the same period in the prior year. Offsetting these increases was a slight decrease in average temporary investments. Overall, the yield on earning assets decreased to 6.89% for the quarter compared with 7.89% for the same period in the prior year. This decline was primarily attributable to the 1.21% decrease in the yield on loans. This decline was due to variable loan repricings as well as new loan production occurring at lower rates in the third quarter of 2002 compared with the third quarter of 2001. Average prime rate for the third quarter of 2002 was 4.75% compared with 6.60% for the third quarter of 2001. Average noninterest earning assets were $21.8 million higher in the third quarter of 2002 compared with the third quarter of 2001. The increase was primarily attributable to intangibles and other assets related to the acquisition of Linn- Benton Bank. Average interest- bearing liabilities increased $174.5 million compared with the prior year period. Of this increase, $127.7 million was in the interest- bearing checking and savings accounts deposit category, generally the least expensive deposit product. The overall cost of interest- bearing liabilities for the third quarter of 2002 was 2.12% compared with 3.67% for the third quarter of 2001, a 1.55% decrease. The decrease was primarily the result of decreases in rates paid on interest bearing checking and time deposits. As time deposits matured during 2001 and 2002 the Company was able to roll them over at lower rates. Average noninterest- bearing funding sources increased $65.4 million compared with the prior year period. As a result of the preceding changes, the interest spread (the difference between the yield on earning assets and the cost of interest bearing liabilities) increased 0.55% to 4.77% for the quarter ended September 30, 2002 compared with the same period in the prior year. The net interest margin for the quarter ended September 30, 2002 was 5.27%, an increase of 0.24% from the same period in the prior year.

Table 1	QUARTER ENDED SEPT. 30, 2002			QUARTER ENDED SEPT. 30, 2001
	AVERAGE	INTEREST INCOME	AVERAGE YIELDS	AVERAGE	INTEREST INCOME	AVERAGE YIELDS
	BALANCE	OR EXPENSE	OR RATES	BALANCE	OR EXPENSE	OR RATES

(in thousands)
INTEREST-EARNING ASSETS:
Loans and loans held for sale(1)	$1,085,667	$20,435	7.47%	$860,076	$18,809	8.68%
Taxable securities	181,482	2,557	5.64%	138,093	2,196	6.36%
Non-taxable securities(2)	60,044	1,102	7.34%	59,388	1,080	7.27%
Temporary investments	78,864	318	1.60%	95,917	846	3.50%
Total interest earning assets	1,406,057	24,412	6.89%	1,153,474	22,931	7.89%
Allowance for loan losses	(14,915)			(10,570)
Other assets	148,193			126,368
Total assets	$ 1,539,335			$ 1,269,272

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and
savings accounts	$ 555,476	$ 1,381	0.99%	$ 427,744	$ 2,257	2.09%
Time deposits	467,031	4,013	3.41%	416,694	5,436	5.18%
Repurchase agreements and
overnite borrowings	26,168	101	1.53%	21,611	174	3.19%
Term debt	25,411	244	3.81%	33,553	447	5.29%
Total interest-bearing liabilities	1,074,086	5,739	2.12%	899,602	8,314	3.67%
Non-interest-bearing deposits	302,983			237,544
Other liabilities	12,916			11,745
Total liabilities	1,389,985			1,148,891
Shareholders' equity	149,350			120,381
Total liabilities and
shareholders' equity	$ 1,539,335			$ 1,269,272

NET INTEREST INCOME (2)		$ 18,673			$ 14,617
NET INTEREST SPREAD			4.77%			4.22%

AVERAGE YIELD ON EARNING ASSETS (1),(2)			6.89%			7.89%
INTEREST EXPENSE TO EARNING ASSETS			1.62%			2.86%
NET INTEREST INCOME TO EARNING ASSETS (1),(2)			5.27%			5.03%

(1) Non-accrual loans are included in average balance.
(2) Tax exempt income has been adjusted to a tax equivalent basis at a 35% effective rate.
The amount of such adjustment was an addition to recorded income of $360 and $363 for 2002 and 2001, respectively.

	INCREASE (DECREASE)
	DUE TO CHANGE IN
Table 2	VOLUME	RATE	NET CHANGE

(in thousands)
INTEREST-EARNING ASSETS:
Loans	$4,933	$(3,307)	$1,626
Investment securities-Available for sale Taxable securities	690	(329)	361
Non-taxable securities (1)	12	10	22
Temporary investments	(150)	(378)	(528)
Total	5,485	(4,004)	1,481

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and
savings accounts	674	(1,550)	(876)
Time deposits	657	(2,080)	(1,423)
Repurchase agreements and overnite borrowings	37	(110)	(73)
Term debt	(108)	(95)	(203)
Total	1,259	(3,834)	(2,575)

Net increase in net interest income	$4,226	$(170)	$4,056

(1) Tax-exempt interest income has been adjusted to a tax equivalent basis at a 35% effective tax rate.

Net interest income on a taxable equivalent basis was $54.5 million for the first nine months of 2002 compared with $41.4 million for the same period in 2001 (Tables 3 and 4). The primary reason for the increase was an increase in the volume of earning assets. Average earning assets for the first nine months of 2002 were $1.3 billion compared with $1.1 billion for the same period in 2001. While the average volume of earning assets increased, the average yield decreased from 8.22% in 2001 to 7.22% in 2002. This decrease was due to asset repricings during a period of declining interest rates. Average interest bearing liabilities also increased during the period, from $854.9 million for the first nine months of 2001 to $1 billion for the same period in 2002. Similar to earning assets, the cost of interest bearing liabilities decreased from 4.05% in 2001 to 2.21% in 2002. The decrease in the cost of interest bearing liabilities was due to repricings of interest bearing checking and savings accounts as well as the rollover of maturing certificates of deposit at lower rates. As a result of the preceding changes, the interest spread (the difference between the yield on earning assets and the cost of interest bearing liabilities) increased 0.85% to 5.01% for the nine months ended September 30, 2002 compared with the same period in the prior year. The net interest margin for the nine months ended September 30, 2002 was 5.51%, an increase of 0.46% from the same period in the prior year.

Table 3	NINE MONTHS ENDED SEPT. 30, 2002			NINE MONTHS ENDED SEPT. 30, 2001
	AVERAGE	INTEREST INCOME	AVERAGE YIELDS	AVERAGE	INTEREST INCOME	AVERAGE YIELDS
	BALANCE	OR EXPENSE	OR RATES	BALANCE	OR EXPENSE	OR RATES

(in thousands)
INTEREST-EARNING ASSETS:
Loans and loans held for sale (1)	$1,059,146	$60,626	7.65%	$817,209	$54,847	8.97%
Taxable securities	153,449	6,828	5.93%	154,558	7,324	6.32%
Non-taxable securities(2)	60,826	3,299	7.23%	59,039	3,185	7.19%
Temporary investments	47,719	588	1.65%	64,974	1,993	4.10%
Total interest earning assets	1,321,140	71,341	7.22%	1,095,780	67,349	8.22%
Allowance for loan losses	(14,497)			(10,288)
Other assets	154,320			120,398
Total assets	$1,460,963			$1,205,890

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and
savings accounts	$531,622	$4,105	1.03%	$408,037	$7,328	2.40%
Time deposits	434,929	11,671	3.59%	396,699	16,772	5.65%
Repurchase agreements and
overnite borrowings	25,487	272	1.43%	18,724	524	3.74%
Term debt and Trust preferred sec.	28,634	813	3.80%	31,391	1,296	5.52%
Total interest-bearing liabilities	1,020,672	16,861	2.21%	854,851	25,920	4.05%
Non-interest-bearing deposits	278,756			223,322
Other liabilities	17,885			10,904
Total liabilities	1,317,313			1,089,077
Shareholders' equity	143,650			116,813
Total liabilities and
shareholders' equity	$1,460,963			$1,205,890

NET INTEREST INCOME (2)		$54,480			$41,429
NET INTEREST SPREAD			5.01%			4.16%

AVERAGE YIELD ON EARNING ASSETS (1),(2)			7.22%			8.22%
INTEREST EXPENSE TO EARNING ASSETS			1.71%			3.16%
NET INTEREST INCOME TO EARNING ASSETS (1),(2)			5.51%			5.05%

(1) Non-accrual loans are included in average balance.
(2) Tax exempt income has been adjusted to a tax equivalent basis at a 35% effective rate.
The amount of such adjustment was an addition to recorded income of $1,075 and $1,036 for 2002 and 2001, respectively.

	INCREASE (DECREASE)
	DUE TO CHANGE IN
Table 4	VOLUME	RATE	NET CHANGE

(in thousands)
INTEREST-EARNING ASSETS:
Loans	$16,238	$(10,459)	$5,779
Taxable securities	(53)	(443)	(496)
Non-taxable securities (1)	96	18	114
Temporary investments	(529)	(876)	(1,405)
Total	15,752	(11,760)	3,992

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and
savings accounts	2,219	(5,442)	(3,223)
Time deposits	1,616	(6,717)	(5,101)
Repurchase agreements	189	(441)	(252)
Term debt	(114)	(369)	(483)
Total	3,911	(12,970)	(9,059)

Net increase in net interest income	$11,841	$1,210	$13,051

(1) Tax-exempt interest income has been adjusted to a tax equivalent basis at a 35% effective tax rate.

Provision for Credit Losses

The provision for credit losses is management's estimate of the amount necessary to maintain an allowance for credit losses that is considered adequate based on the risk of losses in the loan and lease portfolio (see additional discussion under Allowance for Credit Losses). The provision for credit losses for the quarter ended September 30, 2002 was $900,000 compared with $617,000 during the third quarter of 2001. Net charge-offs for the third quarter of 2002 were $560,000 compared with net charge-offs of $253,000 for the same period in 2001. For the first nine months of 2002, net charge-offs were $687,000 compared with $447,000 for the same period in 2001. Nonperforming loans at September 30, 2002 increased to $5.3 million from $3.4 million at December 31, 2001. The increase in nonperforming loans was primarily due to an increase in nonperforming commercial real estate loans. The allowance for credit losses totaled $15 million, or 1.40% of total loans at September 30, 2002 compared with $13.2 million, or 1.30% of total loans at December 31, 2001.

Noninterest Income

Noninterest income for the quarter ended September 30, 2002 was $6.7 million, an increase of $1.4 million over the amount recorded in the third quarter of 2001. Service charges, the second largest component of noninterest income increased $267,000 compared with the third quarter of 2001 due primarily to an increase in the number of checking accounts. Mortgage banking revenue was $1.2 million for the third quarter of 2002 compared with $861,000 for the third quarter of 2001. The increase was due to increased mortgage banking activity related to lower interest rates in 2002. The Company originated $166 million in residential mortgages during the third quarter of 2002 compared with $90 million for the same period in 2001. Other noninterest income for the third quarter of 2002 was $1.1 million compared with $360,000 for the same period in 2001. The primary reason for the increase was a $396,000 gain on the sale of the Company's corporate bond portfolio. The Company sold its entire corporate bond portfolio during the quarter due to concerns regarding the portfolio's credit quality.

For the first nine months of 2002, noninterest income was $19.2 million compared with $16.3 million for the same period in 2001. The increase was primarily attributable to mortgage banking revenue which increased $2.2 million ,845 compared with the prior year and brokerage commissions which increased $621,000. These increases were offset by a $277 decrease in other noninterest income due to a $900 impairment charge recorded in the second quarter related to a corporate bond investment, offset by the previously mentioned $396,000 gain on the liquidation of the Company's corporate bond portfolio.

Noninterest Expense

Noninterest expense for the quarter ended September 30, 2002 was $15.1 million compared with $13.7 million for the same period in 2001. Salaries and employee benefits increased $1.3 million to $9 million in the third quarter of 2002. The increase was due to increased mortgage banking activity and salaries and benefits associated with the acquisition of Linn- Benton Bank. Premises and equipment expense increased $209,000 compared with the prior year due to expenses associated with new stores and expanded backroom facilities and equipment. Other noninterest expense decreased $117,000 to $3.8 million for the third quarter of 2002.

For the first nine months of 2002 noninterest expense was $46.4 million compared with $40.7 million for the first nine months of 2001. Salaries and benefits increased $4 million due to increased mortgage banking activity and salaries and benefits associated with the acquisition of Linn- Benton Bank. Premises and equipment and other noninterest expense also increased due to expenses associated with news stores and expanded backroom support facilities and equipment. Merger expenses for the first nine months of 2002 were $1.5 million and were associated with the acquisitions of Independent Financial Network and Linn- Benton Bank. Merger expenses of $969,000 incurred during the first nine months of 2001 were related to the acquisition of Valley of the Rogue Bank.

Accrued merger expenses at September 30, 2002 were $1.5 million and consisted primarily of accrued severance and related expenses and contract termination costs. Final premises and equipment adjustments are expected to be recorded in the fourth fourther of 2002 without material financial statement impact. Severance and realted expense payments are scheduled through the first quarter of 2003. Details of the activity in the merger reserves during 2002 were as follows:
(In thousands)	Severance and Benefits	Premises and Equipment	Contracts and Professional fees	Total
Balance December 31, 2001	$1,281	$971	$1,147	$3,399
Additions charged to merger expense	200	60	-	260
Less: payments and write-downs	(1,034)	(10)	(1,142)	(2,186)
Balance September 30, 2002	$447	$1,021	$5	$1,473

Income taxes

The effective tax rate for the Company was 32.2% during the third quarter of 2002 compared with 37.3% during the third quarter of 2001. The decrease in the effective tax rate was due to an adjustment made in the current quarter related to a change in the treatment of merger related costs for the year ended December 31, 2001.

For the first nine months of 2002 The Company's effective tax rate was 35.5% compared with 37.1% for the comparable period in 2001.

Financial Condition

Significant changes in the Company's financial position from December 31, 2001 to September 30, 2002 are as follows:

Investment securities available for sale

Investment securities available for sale have increased from $193.6 million at December 31, 2001 to $252 million at September 30, 2002. The Company purchased $115.4 million in securities, primarily collateralized mortgage obligations, during the first nine months of 2002. The purchases were made to enhance the yield on earning assets as well as compliment the asset liability mix of the Company.

Loans and leases

Loans and leases have increased $60.4 million since year end 2001. Details of the loan portfolio at September 30, 2002 and December 31, 2001 are as follows:
Dollars in thousands	September 30, 2002	December 31, 2001
Commercial & Industrial	$259,266	$235,809
Real Estate:
Construction	125,433	74,372
Residential and commercial	641,451	634,031
Individuals	46,184	59,988
Leases	3,931	4,098
Other	256	7,844
Total Loans and Leases	$1,076,521	$1,016,142

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

On a quarterly basis, losses inherent in the portfolio are estimated by reviewing the following key elements of the loan portfolio:

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

Activity in the allowance for credit losses for the nine-month periods ending September 30 was as follows:
	Nine months ended
Dollars in thousands	September 30, 2002	September 30, 2001
Beginning Balance	$13,221	$9,838
Provision for Credit Losses	2,504	1,440
Charge-offs	(1,033)	(800)
Recoveries	346	353
Net charge-offs	(687)	(447)
Ending Balance	$15,038	$10,831

Deposits

Details of deposits at September 30, 2002 and December 31, 2001 were as follows:
Dollars in thousands	September 30, 2002	December 31, 2001
Noninterest bearing demand	$320,150	$270,813
Interest bearing demand and
Money market accounts	490,640	440,739
Savings	82,314	73,357
Time deposits	454,390	419,984
Total Deposits	$1,347,494	$1,204,893

Liquidity

Liquidity enables the Company to meet the borrowing needs of its customers and withdrawals of its depositors. The Company meets its liquidity needs through the maintenance of cash resources, lines of credit with other financial institutions, maturities and sales of investment securities available for sale, and a stable base of core deposits. Having a stable and diversified deposit base is a significant factor in the Company's long-term liquidity structure. At September 30, 2002 the Company had overnight investments of $27.8 million and available lines of credit of approximately $290 million with various financial institutions.

Capital Resources

Total shareholders' equity increased from December 31, 2001, by $15.9 million to $151.2 million at September 30, 2002. The increase was the result of earnings of $15.3 million, a $1.2 million increase in accumulated other comprehensive income and $2.1 million from the exercise of stock options, offset by dividends paid of $2.4 million and stock repurchased of $228,000. At September 30, 2002 the Company's Tier 1 and total risk-based capital ratios were approximately 11.8% and 13.0%, respectively. The Federal Reserve Board's minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8% respectively.

In conjunction with the acquisition of Centennial Bancorp, the Company has issued approximately $75 million in trust-preferred securities, $25 million of which was issued by September 30, 2002. The securities are variable rate instruments with a 30-year maturity and are callable at the option of the Company after 10 years. Interest on these securities is due quarterly. Additionally, these securities are expected to qualify as regulatory capital under Federal Reserve regulations.

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

The Company uses an asset/liability model to measure and monitor interest rate risk. The model projects net interest income for the upcoming twelve months in various interest rate scenarios. The model the Company uses includes assumptions regarding prepayments of assets and early withdrawals of liabilities, the level and mix of interest earning assets and interest bearing liabilities, the level and responsiveness of interest rates on deposit products without stated maturities and the level of nonperforming assets. These assumptions are based on management's judgment and future expected pricing behavior. Actual results could vary significantly from the results derived from the model. Since December 31, 2001 market interest rates have generally been declining and to date the Company has been successful in reducing its funding cost during this period. However, additional interest rate reductions could reduce the net interest margin as the Company may not be able to reduce its funding costs as quickly or in the same proportion as market rates.   The Company also has increased its emphasis on noninterest sources of revenue in order to further stabilize future earnings.

Item 4. Controls and Procedures

In October 2002, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

Part II: OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibit
2

Agreement and Plan of Reorganization between Umpqua Holdings Corporation, Umpqua Bank, Centennial Bancorp and Centennial Bank dated July 22, 2002 (incorporated by reference to Appendix I of the Proxy Statement/Prospectus included in the Registration Statement on Form S-4 filed September 9, 2002 (SEC File Number 333-99301; Film Number: 02759103)

	99.1	Certification of Chief Executive Officer and Chief Financial Officer
(b)	The Company did not file any reports on Form 8-K during the quarter ended September 30, 2002

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UMPQUA HOLDINGS CORPORATION

(Registrant)
Dated: November 14, 2002	By: /s/Raymond P. Davis Raymond P. Davis President and Chief Executive Officer

Dated: November 14, 2002	By: /s/Raymond P. Davis Daniel A. Sullivan Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, Raymond P. Davis, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Umpqua Holdings Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/Raymond P. Davis
Raymond P. Davis
Chief Executive Officer and President (principal executive officer)

I, Daniel A. Sullivan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Umpqua Holdings Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/Daniel A. Sullivan__________________
Daniel A. Sullivan
Chief Financial Officer and Executive Vice President (principal accounting officer)

EXHIBIT INDEX
2

Agreement and Plan of Reorganization between Umpqua Holdings Corporation, Umpqua Bank, Centennial Bancorp and Centennial Bank dated July 22, 2002 (incorporated by reference to Appendix I of the Proxy Statement/ Prospectus included in the Registration Statement on Form S-4 filed September 9, 2002 (SEC File Number: 333-99301; Film Number: 02759103))

99.1	Certification by Chief Executive Officer and Chief Financial Officer

Exhibit 99.1

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

This certification is given by the undersigned Chief Executive Officer and Chief Financial Officer of Umpqua Holdings Corporation (the "registrant") pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Each of the undersigned hereby certifies, with respect to the registrant's quarterly report of Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Raymond P. Davis
Raymond P. Davis
President and Chief Executive Officer
Umpqua Holdings Corporation

/s/Daniel A. Sullivan
Daniel A. Sullivan
Executive Vice President and
Chief Financial Officer
Umpqua Holdings Corporation

November 14, 2002