Form 10-K
period 2002-12-31
UMPQUA HOLDINGS CORP
filed 2003-03-31
CIK 1077771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended       December 31, 2002

or

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

Yes X No ___

Indicate by check mark if disclosure of delinquent filing pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of common stock held by non-affiliates was $342,051,266 at June 28, 2002 (the last business day of our most recently completed second quarter), based on the sale price of such stock on such date as reported by the NASDAQ National Market System.

As of March 24, 2003, there were 28,257,167 shares of common stock outstanding.

Documents Incorporated by Reference:

Portions of the 2002 Annual Report to Shareholders are incorporated by reference in Part II hereof. Portions of Umpqua's definitive proxy statement for the 2003 annual meeting of shareholders are incorporated by reference in Part III hereof.

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

       On December 28, 2001, we completed the acquisition of Linn-Benton Bank, an Oregon state-chartered bank, based in Albany with branches in Corvallis, Lebanon, Sweet Home and Tangent. On December 31, 2001, we completed the acquisition of Independent Financial Network, Inc., its data processing and loan production operations, and its banking subsidiaries with branches in Coos Bay, Coquille, Bandon, Myrtle Point, North Bend, Reedsport, Lakeside, Newport, Waldport, Brookings-Harbor, Springfield, Corvallis, Roseburg, and Winston.

       On November 15, 2002, we completed a merger with Centennial Bancorp, holding company of Centennial Bank. Centennial Bank operated 22 branches in Eugene, Springfield, Cottage Grove, and Salem, Oregon, and in the Portland, Oregon metropolitan area including Vancouver, Washington.

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

       We are one of the most innovative community banks in the United States, combining a retail product delivery approach with an emphasis on quality-assured personal service. We are the largest community bank in the state of Oregon, currently operating stores in Benton, Clackamas, Coos, Curry, Douglas, Jackson, Josephine, Lane, Lincoln, Linn, Marion, Multnomah and Washington Counties in Oregon and in Clark County, Washington. At December 31, 2002, we had assets of approximately $2.6 billion and deposits of approximately $2.1 billion.

       Since 1995, we transformed Umpqua Bank from a traditional community bank into a community-oriented financial services retailer by implementing a variety of retail marketing strategies to increase revenue and differentiate ourselves from our competition.

       Strand Atkinson is a registered broker-dealer and investment advisor with offices in Portland, Salem, Eugene, Roseburg, and Medford, Oregon, and Kalama, Washington, and offers a full range of investment products and services including:

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

       Capitalize On Innovative Product Delivery System. Our philosophy has been to develop an environment for the customer that makes the banking experience an enjoyable one. With this approach in mind, Umpqua Bank developed a unique store concept that offers "one-stop" shopping and that includes distinct physical areas or boutiques, such as a "serious about service center," an "investment opportunity center" and a "computer café," which make Umpqua Bank's products and services more tangible and accessible. We opened Umpqua Bank's initial prototype store in 1996 in Roseburg, Oregon, a community with historically low deposit growth. This new store, nevertheless, captured $12 million in deposits from competitors by the end of its first year of operation. On the basis of this initial success, we opened four additional stores featuring the new format during 1997, two in 1999, one in 2000, and one in 2001 and remodeled a majority of our other stores. Our plan is to remodel former Centennial Bank branches over the next year. In April 2003, our next evolution prototype store opens in Portland's Pearl District, taking the Umpqua banking experience to new levels.

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

       Establish Strong Brand Awareness. As a financial services retailer, we devote considerable resources to developing the "Umpqua Bank" brand. This campaign has included the redesign of the corporate logo to emphasize our geographical origin, and promotion of the brand in advertising and merchandise bearing the Umpqua Bank logo, such as coffee beans, mugs, tee-shirts, hats and umbrellas. The store's unique "look and feel" and innovative product displays help position us as an innovative, customer friendly retailer of financial products and services. We build consumer preference for our products and services through strong brand awareness.

       Use Technology to Expand Customer Base. Although our strategy will continue to emphasize superior personal service, we continue to expand user-friendly, technology-based systems to attract customers that may prefer to interact with their financial institution electronically. We offer technology-based services including voice response banking, debit cards, automatic payroll deposit programs, "ibank@Umpqua" online banking, bill pay and cash management, automated loan machines, advanced function ATMs and an internet web site. We believe the availability of both traditional bank services and electronic banking services enhances our ability to attract a broad range of customers.

       Increase Market Share in Existing Markets and Expand Into New Markets. As a result of our innovative retail product orientation, measurable quality service program and strong brand awareness, we believe that there is significant potential to increase business with current customers, to attract new customers in our existing markets and to enter new markets.

       Upon completion of the IFN merger and the acquisition of Linn-Benton Bank, Umpqua Bank became the largest community bank in Oregon. With the recent completion of the Centennial merger, we rank among the largest community banks headquartered in the Pacific Northwest. From time to time, we have discussions with other institutions about the possibility of acquiring other banks. We plan on pursuing further acquisition discussions and opening new stores to expand into other markets.

       Marketing and Sales

       Our goal of increasing our share of financial services in our market areas is driven by a marketing plan comprising the following key components.

      Media Advertising. Over the years, we have introduced several comprehensive media advertising campaigns. These campaigns augment our goal of strengthening the "Umpqua Bank" brand image and heightening public awareness of our innovative product delivery system. Campaign slogans such as "The Banking Revolution," "Expect the Unexpected," and "Different for a Reason" were designed to showcase our innovative style of banking, as well as our commitment to providing quality service to our customers. Our campaigns utilized various forms of media, including television, radio, print, billboards and direct mail flyers and letters.

       Retail Store Concept. As a financial services provider, we believe that the store environment is critical to successfully market and sell products and services. Retailers traditionally have displayed merchandise within their stores to encourage customers to purchase their products. Purchases are made on the spur of the moment due to the products' availability and attractiveness. Umpqua Bank believes this same concept can be applied to financial institutions and accordingly displays financial services and products through tactile merchandising within our stores. Unlike many financial institutions whose strategy is to discourage customers from visiting their facilities in favor of ATMs or other forms of electronic banking, we encourage customers to visit our stores, where they are greeted by well-trained sales associates, and encouraged to browse and to make "impulse buys." The new prototype store opening in April 2003 includes features like wireless laptop computers customers can check out, opening rooms with fresh fruit and refrigerated beverages, and innovative products like the Green Account that pays interest to non-profit organizations. We plan on hosting a variety of after-hours events, from poetry readings to seminars on how to build an art collection.

       Neighborhood Stores. To bring financial services to the customer in a cost-effective way, we have created "neighborhood stores." These facilities are constructed near high volume traffic areas, close to neighborhood shopping centers. These stand-alone stores are, on average, approximately 1,100 to 3,000 square feet in size and include all the features of the prototype store described above. To strengthen brand recognition, all neighborhood stores are identical in appearance.

       Sales Culture. Although a successful marketing program will attract customers to visit our stores, a sales environment and a well-trained sales team are critical to selling our products and services. We believe that our sales culture has become well established throughout the organization due to the unique facility design and our ongoing training of sales associates on all aspects of sales and service. We train our sales associates in our own banking college and pay commissions for the sale of Umpqua Bank's products and services. A new training center facility is under construction in Roseburg and is scheduled for completion in December 2003. This sales culture has helped transform us from a traditional community bank to a nationally recognized marketing company focused on selling financial products and services.

       Products and Services

       We offer a full array of financial products to meet the banking needs of our market area and targeted customers. To ensure the ongoing viability of its product offerings, we regularly examine the desirability and profitability of existing and potential new products. To make it easy for new prospective customers to bank with Umpqua Bank and access its products, we introduced a "Switch Kit," which allows a customer to open a primary checking account with Umpqua Bank in less than four minutes. Other avenues through which customers can access our products include our web site, internet banking through the "ibank@Umpqua" program, and our 24-hour telephone voice response system.

       Deposit Products. We offer a traditional array of deposit products, including non-interest-bearing checking accounts, interest-bearing checking and savings accounts, money market accounts and certificates of deposit. These accounts earn interest at rates established by management based on competitive market factors and management's desire to increase certain types or maturities of deposit liabilities. We also offer a line of "Value Packages" to increase the number of relationships with customers and increase service fee income. These packages comprise several products bundled together to provide added value to the customer and increase the customer's ties to us. We also offer a seniors program, the "Elite Account," which includes an array of banking services and other amenities, such as purchase discounts, vacation trips and seminars, to customers over fifty years old.

       Retail Investment Services. The acquisition of Strand Atkinson, a retail brokerage firm with offices in Portland, Salem, Eugene, Roseburg, and Medford, Oregon, and Kalama, Washington, expanded Umpqua's business into the area of brokerage services including equity and fixed income products, mutual funds, annuities, options, retirement planning, and money management services. Additionally, Strand Atkinson offers life insurance, disability insurance and medical supplement policies. Strand Atkinson has five stand-alone retail brokerage offices with fifty-three licensed broker-dealer professionals. Additionally, fourteen Umpqua Bank stores have "Investment Opportunity Centers" which are periodically staffed by a licensed sales representative. As of December 31, 2002, Strand Atkinson offices were located in six Umpqua Bank stores. Special appointments can be arranged for meetings in any of our stores.

       Private Client Services. In March 2002, we introduced our Private Client Services division. The mission of Private Client Services is to provide integrated banking and investment products and services by coordinating the offerings of Umpqua Bank and Strand Atkinson in serving high value customers. The "Prosperity" suite of products includes 24-hour access to a private client executive, courier service, premium rates on deposit and loan products, brokerage accounts and portfolio management.

       Commercial Loans. We offer specialized loans for business and commercial customers, including accounts receivable and inventory financing, equipment loans, real estate construction loans and permanent financing and some SBA program financing. Additionally, we offer specially designed loan products for small businesses through our Small Business Lending Center. Commercial lending is the primary focus of our lending activities and a significant portion of our loan portfolio consists of commercial loans. We provide funding for income-producing real estate, though a substantial share of our commercial real estate loans are for owner-occupied projects of commercial loan customers and for borrowers we have financed for many years. For regulatory reporting purposes, some of our commercial loans are designated as real estate loans, because the loans are secured by mortgages and trust deeds on real property, even though the loans may be made for purposes of financing commercial activities, such as accounts receivable financing and inventory and equipment purchases.

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

       We also view non-bank financial services providers, such as credit unions, brokerage firms, insurance companies and mortgage companies, as principal competitors. As the industry becomes increasingly dependent on and oriented toward technology-driven delivery systems, permitting transactions to be conducted by telephone, computer and the internet, such non-bank institutions are able to attract funds and provide lending and other financial services even without offices located in our primary service area. Some insurance companies and brokerage firms compete for deposits by offering rates that are higher than may be appropriate for the bank in relation to its asset/liability objectives. However, we offer a wide array of deposit products and believe we can compete effectively through select rate-driven product promotions. We also compete with full service investment firms for non-bank financial products and services offered by Strand Atkinson.

       Credit unions present a significant competitive challenge for our banking services and products. As credit unions currently enjoy an exemption from income taxes, they are able to offer higher deposit rates and lower loan rates than we can on a comparable basis. Credit unions are also not currently subject to certain regulatory constraints, such as the Community Reinvestment Act, which, among other things, requires us to implement procedures to make and monitor loans throughout the communities we serve. Adhering to such regulatory requirements raises the costs associated with our lending activities, and reduces potential operating profits. Accordingly, we seek to compete by focusing on building customer relations, providing superior service and offering a wide variety of commercial banking products that do not compete directly with products and services offered by the credit unions, such as commercial real estate loans, inventory and accounts receivable financing, and some SBA program loans for qualified businesses.

       Market Area

       We accept deposits and make loans primarily along the I-5 corridor throughout Oregon in Benton, Clackamas, Douglas, Jackson, Josephine, Lane, Linn, Marion, Multnomah and Washington Counties, in Southwest Washington in Clark County, and along the Southern Oregon Coast in Coos, Curry, Douglas, Lane and Lincoln Counties. As a community bank, we have competitive advantages in our local focus.

       Many of our stores are located in markets that have experienced growth below statewide averages and the economy of Oregon is particularly sensitive to changes in the demand for forest and high technology products. Currently, Oregon suffers from one of the highest unemployment rates in the nation at over 7% as a result of the recent recession and slowdown in those business segments.

       Employees

       As of December 31, 2002, we had a total of 987 full-time equivalent employees. None of the employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

       Government Policies

       The operations of our subsidiaries are affected by state and federal legislative changes and by policies of various regulatory authorities, including those of the State of Oregon. These policies include, for example, statutory maximum legal lending rates, domestic monetary policies of the Board of Governors of the Federal Reserve System, Unites States fiscal policy, and capital adequacy and liquidity constraints imposed by federal and state regulatory agencies.

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

       Financial holding companies are bank holding companies that satisfy certain criteria and are permitted to engage in activities that traditional bank holding companies are not. The qualifications and permitted activities of financial holdings companies are described below under "Regulatory Structure of the Financial Services Industry."

      Federal and State Bank Regulation. Umpqua Bank, as a state chartered bank with deposits insured by the Federal Deposit Insurance Corporation ("FDIC"), is subject to the supervision and regulation of the Oregon Department of Consumer and Business Services, the Washington Department of Financial Institutions and of the FDIC. These agencies may prohibit Umpqua Bank from engaging in what they believe constitute unsafe or unsound banking practices. In practice, our primary state regulator (the State of Oregon) makes regular examinations of Umpqua Bank or participates in joint examinations with the federal regulator. Areas subject to review by federal authorities include the allowance for credit losses, investments, loans, mergers, payments of dividends, establishment of stores and other aspects of operations.

       The Community Reinvestment Act ("CRA") requires that, in connection with examinations of financial institutions within its jurisdiction, the FDIC evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or new facility. Umpqua Bank's current CRA rating is "Satisfactory."

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

      The Federal Reserve Act and related Regulation W limit the amount of certain loan and investment transactions between Umpqua Bank and its affiliates, require certain levels of collateral for such loans, and limit the amount of advances to third parties that may be collateralized by the securities of Umpqua or its subsidiaries. The Act also requires that certain transactions between Umpqua Bank and its affiliates may be on terms substantially the same, or at least as favorable to Umpqua Bank, as those prevailing at the time for comparable transactions with or involving nonaffiliated companies or, in the absence of comparable transactions, on terms and under circumstances, including credit standards, that in good faith would be offered to or would apply to nonaffiliated companies. Umpqua and its subsidiaries have adopted an Affiliate Transactions Policy and have entered into an Affiliate Tax Sharing Agreement.

       The Federal Reserve and the FDIC have adopted non-capital safety and soundness standards for institutions under their authority. These standards cover internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, and standards for asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that it will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. We believe that Umpqua Bank is in substantial compliance with these standards.

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

      Dividends. Dividends paid by Umpqua Bank and Strand Atkinson provide substantially all of Umpqua's cash flow. Under the Oregon Bank Act, and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), Umpqua Bank is subject to restrictions on the payment of cash dividends to its parent company. A bank may not pay cash dividends if that payment would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. In addition, the amount of the dividend may not be greater than its net unreserved retained earnings, after first deducting to the extent not already charged against earnings or reflected in a reserve, all bad debts, which are debts on which interest is unpaid and past due at least six months; all other assets charged off as required by the Oregon Director or state or federal examiner; and all accrued expenses, interest and taxes.

      In addition, the appropriate regulatory authorities are authorized to prohibit banks and bank holding companies from paying dividends that would constitute an unsafe or unsound banking practice. We are not currently subject to any regulatory restrictions on dividends other than those noted above.

      Capital Adequacy. The federal and state bank regulatory agencies use capital adequacy guidelines in their examination and regulation of holding companies and banks. If the capital falls below the minimum levels established by these guidelines, a holding company or a bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open new facilities.

      The FDIC and Federal Reserve have adopted risk-based capital guidelines for holding companies and banks. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The capital adequacy guidelines limit the degree to which a holding company or bank may leverage its equity capital.

       Federal regulations establish minimum requirements for the capital adequacy of depository institutions, such as Umpqua Bank. Banks with capital ratios below the required minimums are subject to certain administrative actions, including prompt corrective action, the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing.

       FDICIA requires federal banking regulators to take "prompt corrective action" with respect to a capital-deficient institution, including requiring a capital restoration plan and restricting certain growth activities of the institution. Umpqua could be required to guarantee any such capital restoration plan required of Umpqua Bank.

       Pursuant to FDICIA, regulations were adopted defining five capital levels: well capitalized, adequately capitalized, undercapitalized, severely undercapitalized and critically undercapitalized. Under the regulations, Umpqua is considered "well capitalized."

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

      Broker-Dealer and Related Regulatory Supervision. Strand Atkinson is a member of the National Association of Securities Dealers and is subject to their regulatory supervision. Areas subject to this regulatory review include compliance with trading rules, financial reporting, investment suitability for clients, and compliance with stock exchange rules and regulations.

      Regulatory Structure of the Financial Services Industry. Federal laws and regulations governing banking and financial services underwent significant changes in recent years and are subject to significant changes in the future. From time to time, legislation is introduced in the United States Congress that contain proposals for altering the structure, regulation, and competitive relationships of the nation's financial institutions. If enacted into law, these proposals could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, and other financial institutions. Whether or in what form any such legislation may be adopted or the extent to which our business might be affected thereby cannot be predicted.

      Of particular significance Congress enacted the Gramm-Leach-Bliley Act (the "GLB Act") in November 1999. The GLB Act repealed sections of the Banking Act of 1933, commonly referred to as the Glass-Steagall Act, that prohibited banks from engaging in securities activities, and prohibited securities firms from engaging in banking. The GLB Act created a new form of holding company, known as a financial holding company, that is permitted to acquire subsidiaries that are variously engaged in banking, securities underwriting and dealing, and insurance underwriting.

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

      Legislation enacted by Congress in 1995 permits interstate banking and branching, which allows banks to expand nationwide through acquisition, consolidation or merger. Under this law, an adequately capitalized bank holding company may acquire banks in any state or merge banks across state lines if permitted by state law. Further, banks may establish and operate branches in any state subject to the restrictions of applicable state law. Under Oregon law, an out-of-state bank or bank holding company may merge with or acquire an Oregon state chartered bank or bank holding company if the Oregon bank, or in the case of a bank holding company, the subsidiary bank, has been in existence for a minimum of three years, and the law of the state in which the acquiring bank is located permits such merger. Branches may not be acquired or opened separately, but once an out-of-state bank has acquired branches in Oregon, either through a merger with or acquisition of substantially all the assets of an Oregon bank, the acquirer may open additional branches. As a result of the 2002 merger with Centennial Bank, Umpqua Bank now has the ability to open additional branches in the state of Washington.

      Anti-Terrorism Legislation. October 26, 2001, President Bush signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism ("USA Patriot Act") of 2001 into law. Among other things, the USA Patriot Act prohibits banks from providing correspondent accounts directly to foreign shell banks;
  imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals;
  requires financial institutions to establish an anti-money-laundering compliance program; and
  generally eliminates civil liability for persons who file suspicious activity reports.

      The USA Patriot Act also increases governmental powers to investigate terrorism, including expanded government access to account records. The Department of the Treasury is empowered to administer and make rules to implement the Act. While the USA Patriot Act may, to some degree, affect our record-keeping and reporting expenses, we do not believe that the Act will have a material adverse effect on our business and operations.

      Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The new law addresses public company corporate governance, auditing, accounting, executive compensation, and enhanced and timely disclosure of corporate information.

      The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

      The Sarbanes-Oxley Act provides for, among other matters:

  a prohibition on personal loans by Umpqua to its directors and executive officers except loans made by its subsidiary, Umpqua Bank;
  independence requirements for Board audit committee members and our auditors;
  certification of Exchange Act reports by the chief executive officer and the chief financial officer;
  disclosure of off-balance sheet transactions;
  expedited reporting of stock transactions by insiders; and
  increased criminal penalties for violations of securities laws.

      Provisions of the Sarbanes-Oxley Act become effective at various times during the 18 months beginning July 30, 2002. The SEC has been delegated the task of adopting rules to implement various provisions, including disclosure in periodic filings pursuant to the Exchange Act. Also, in response to the Sarbanes-Oxley Act, the NASD will adopt new standards for listed companies. While we believe the Sarbanes-Oxley Act may, to some degree, affect our reporting expenses, we do not believe that the Act will have a material adverse effect on our business and operations.

Item 2.      Properties

      Our main office is located in Portland, Oregon. Umpqua Bank's main office is in Roseburg, Oregon. We conduct our business through Umpqua Bank's financial stores and Strand Atkinson's five stand-alone offices throughout our market area. As of December 31, 2002, Umpqua Bank operated sixty full-service financial stores and seven limited service retirement community stores. As a result of the Centennial merger, we intend to consolidate four stores in Eugene into two sites and two stores in Portland into one site. We closed the Lakeside store on January 31, 2003. We also intend to close the store located at 7700 NE Ambassador Place in Portland. Our new Pearl District store in downtown Portland will open in April 2003.

      As of December 31, 2002, Umpqua Bank's stores were located in Vancouver, Washington (2), and in Oregon in Portland (10), Eugene (7), Roseburg (4), Grants Pass (4), Medford (3), Salem (3), Springfield (3), Albany, Ashland, Bandon, Beaverton, Brookings, Canyonville, Central Point, Clackamas, Coos Bay, Coquille, Corvallis, Cottage Grove, Glendale, Gresham, Lake Oswego, Lakeside, Lebanon, Merlin, Myrtle Creek, Myrtle Point, Newport, North Bend, Phoenix, Reedsport, Rogue River, Sutherlin, Sweet Home, Talent, Tangent, Tigard, and Waldport. Six of our Portland stores and our Lake Oswego store are located in retirement community centers and access is restricted to residents of the center. All of the stores except one in Eugene, one in Portland and our retirement community stores have automated teller machines and most have drive-up windows. We own the land and building for 36 stores; own the building but lease the land for 8 stores; and lease the land and building for 23 stores. Lease terms range from 1 to 50 years with varying renewal options. Our stores range in size from approximately 1,100 square feet to slightly more than 6,000 square feet. Some of our stores are located in larger buildings that house administrative back-room operations. We conduct administrative operations in other leased and owned facilities. Our retirement community stores are located within managed care facilities and operate with limited hours to meet the needs of facility residents. We opened a loan service center in February 1999 in Roseburg, Oregon, which is leased from an unaffiliated party.

      As of December 31, 2002, Strand Atkinson leased stand-alone offices in Portland, Salem, Eugene, and Medford, Oregon, and Kalama, Washington. As of that date, Strand Atkinson operated offices in Umpqua Bank stores in the following cities: Roseburg, Central Point, Coos Bay, Eugene, Grants Pass and Salem, Oregon. We lease our corporate headquarters in Portland, Oregon.

      We have started construction of a 20,000 square foot Umpqua Bank training center in Roseburg, Oregon. Construction is expected to be complete in December 2003. In 2003, we will move our data processing center to a larger facility in Portland.

Item 3.      Legal Proceedings

      Because of the nature of our business, we are involved in legal proceedings in the regular course of business. At this time, we do not believe that there is pending litigation the unfavorable outcome of which would result in a material adverse change to our financial condition, results of operations or cash flows.

Item 4.      Submissions of Matters to a Vote of Securities Holders

(a)      Umpqua held a Special Meeting of Shareholders on November 7, 2002.

(b)      Not Applicable.

(c)      Shareholders voted on an Agreement and Plan of Reorganization and accompanying Plan of Merger providing for the merger of Umpqua Holdings Corporation with Centennial Bancorp. Shareholders approved the merger by the votes indicated:

                        Number of Votes
For	13,793,859
Against	277,751
Abstain/Broker Non-Votes	6,080,033

(d)      Not Applicable.

PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters

      Our Common Stock is traded over-the-counter on the NASDAQ Stock Market National Market System under the symbol "UMPQ." The following lists the high and low sales prices for each period, as adjusted for subsequent stock dividends and stock splits. Prices do not include retail mark-ups, mark-downs or commissions:
	High Sales Price for Period	Low Sales Price for Period	Cash Dividends Declared
2001
First Quarter	$ 10.31	$ 8.19	$ 0.04
Second Quarter	$ 13.79	$ 9.25	$ 0.04
Third Quarter	$ 14.60	$ 10.85	$ 0.04
Fourth Quarter	$ 13.95	$ 12.04	$ 0.04

2002
First Quarter	$ 16.25	$ 11.90	$ 0.04
Second Quarter	$ 18.50	$ 14.05	$ 0.04
Third Quarter	$ 18.68	$ 14.26	$ 0.04
Fourth Quarter	$ 18.50	$ 13.65	$ 0.04

As of March 24, 2003, our Common Stock was held of record by approximately 2,351 shareholders, a number that does not include beneficial owners who hold shares in "street name."

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

Item 6. Selected Financial Data

UMPQUA HOLDINGS CORPORATION
(dollars in thousands except share data)

Financial Highlights	2002	2001	2000	1999	1998

Net Income	$21,968	$8,550	$11,109	$11,776	$7,488
Basic Earnings Per Common Share	$1.04	$0.46	$0.59	$0.62	$0.40
Fully Diluted Earnings Per Common Share	$1.03	$0.45	$0.59	$0.61	$0.39
Total Shareholders' Equity	$288,159	$135,301	$111,486	$99,044	$100,414
Total Assets	$2,555,964	$1,428,711	$1,159,150	$1,014,070	$902,671
Total Loans and leases	$1,778,315	$1,016,142	$752,010	$635,601	$516,033
Total Deposits	$2,103,790	$1,204,893	$993,577	$841,266	$756,144

Selected Ratios	2002	2001	2000	1999	1998

Return on Average Assets	1.36%	0.70%	1.03%	1.23%	0.92%
Return on Average Equity	13.58%	7.22%	10.67%	11.81%	8.29%
Net Interest Margin	5.38%	5.13%	5.30%	5.42%	5.54%
Efficiency Ratio	60.15%	75.72%	69.22%	63.52%	71.12%
Loans / Deposits	84.53%	84.33%	75.69%	75.55%	68.25%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

      The response to this item is incorporated by reference to Umpqua's 2002 Annual Report to Shareholders, pages 1-20.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The information called for by this item is incorporated by reference to Umpqua's 2002 Annual Report to Shareholders, pages 18-20.

Item 8. Financial Statements and Supplementary Data

      The financial statements called for by this item are incorporated by reference to Umpqua's 2002 Annual Report to Shareholders, pages 21-55.

Item 9. Changes in and Disagreements with Accountants

      Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

      The response to this item is incorporated by reference to Umpqua's Proxy Statement for the 2003 annual meeting of shareholders scheduled for April 29, 2003, under the captions "Election of Directors" and "Executive Officers."

Item 11. Executive Compensation

      The response to this item is incorporated by reference to Umpqua's Proxy Statement for the 2003 annual meeting of shareholders scheduled for April 29, 2003, under the caption "Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The response to this item is incorporated by reference to Umpqua's Proxy Statement for the 2003 annual meeting of shareholders scheduled to be held April 29, 2003, under the caption "Security Ownership of Management and Others."

Item 13. Certain Relationships and Related Transactions

      The response to this item is incorporated by reference to Umpqua's Proxy Statement for the 2003 annual meeting of shareholders scheduled to be held April 29, 2003, under the caption "Transactions with Directors and Officers."

Item 14. Controls and Procedures

      In February and March 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b of the Securities Exchange Act of 1934. Based on that evaluation, we created a Disclosure Committee and adopted a charter for that committee that was approved by our Audit and Compliance Committee. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

      There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)(1)	Financial Statements:

The consolidated financial statements are incorporated by reference to pages 21-55 of Umpqua's 2002 Annual Report to Shareholders.

(2)	Financial Statement Schedules:

All schedules have been omitted because the information is not required, not applicable, not present in amounts sufficient to require submission of the schedule, or is included in the financial statements or notes thereto.

(3)	Exhibits.

The exhibits filed with this report are listed in the Exhibit Index on sequential page 19.

(b)	On November 27, 2002, we filed a Form 8-K to report under Item 2 the completion of the merger with Centennial Bancorp. Financial statements were not required to be filed as part of the Form 8-K.

Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Umpqua Holdings Corporation has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2003.

UMPQUA HOLDINGS CORPORATION (Registrant)
By:	/s/ Raymond P. Davis	Date: March 19, 2003
Raymond P. Davis, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	____________________ Scott Chambers, Director	Date: March ___, 2003

By:	/s/ James D. Coleman James Coleman, Director	Date: March 19, 2003

By:	/s/ Raymond Davis Raymond Davis, President, CEO, Director	Date: March 19, 2003

By:	/s/ Allyn Ford Allyn Ford, Chairman	Date: March 19, 2003

By:	____________________ David Frohnmayer, Director	Date: March __, 2003

By:	/s/ Dan Giustina Dan Giustina, Director	Date: March 19, 2003

By:	/s/ Lynn Herbert Lynn Herbert, Director	Date: March 19, 2003

By:	/s/ Katherine Keene Katherine Keene, Director	Date: March 19, 2003

By:	/s/ William Lansing William Lansing, Director	Date: March 19, 2003

By:	/s/ Brian Obie Brian Obie, Director	Date: March 19, 2003

By:	/s/ Daniel Sullivan Daniel Sullivan, Executive Vice President Chief Financial Officer, Principal Accounting Officer	Date: March 19, 2003

By:	/s/ Richard Williams Richard Williams, Director	Date: March 19, 2003

CERTIFICATIONS

I, Raymond Davis, certify that:

1. I have reviewed this annual report on Form 10-K of Umpqua Holdings Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003
/s/ Raymond Davis
Raymond Davis
President and Chief Executive Officer

I, Daniel Sullivan, certify that:

1. I have reviewed this annual report on Form 10-K of Umpqua Holdings Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003
/s/ Daniel A. Sullivan
Daniel A. Sullivan
Executive Vice President
Chief Financial Officer
Principal Accounting Officer

EXHIBIT INDEX

Exhibit
2	(a)	Agreement and Plan of Reorganization and accompanying Plan of Merger dated July 22, 2002, by and among Umpqua Holdings Corporation and Centennial Bancorp.
3.1	(b)	Articles of Incorporation, as amended
3.2	(c)	Bylaws
4.0	(c)	Specimen Stock Certificate
10.1	(d)	Executive Employment and Compensation Agreement dated as of July 10, 2000, and revised as of March 20, 2001, for Ray Davis
10.2	(d)	Executive Employment Agreement dated March 21, 2001, for Daniel A. Sullivan
10.3	(e)	Umpqua Holdings Corporation 2000 Stock Option Plan
10.4		Umpqua Holdings Corporation Director Compensation Plan
13		Annual Report to Shareholders
21.1		Subsidiaries of the Registrant
23.1		Consent of Independent Auditors
23.2		Consent of KPMG LLP
99.1		Risk Factors
99.2		Report of KPMG LLP
99.3		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)  Incorporated by reference to Appendix I of the Proxy Statement/ Prospectus included in the Registration Statement on Form S-4 filed September 9, 2002.
(b)  Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed September 9, 2002.
(c)  Incorporated by reference to the Registration Statement on Form S-8 (No. 333-77259) filed with the SEC on April 28, 1999.
(d)  Incorporated by reference to the annual report on Form 10-K filed on March 30, 2001.
(e)  Incorporated by reference to the Appendices to the Joint Proxy Statement filed with the SEC on Form DEFM14A on October 26, 2000.

EXHIBIT 10.4

Umpqua Holdings Corporation

DIRECTOR COMPENSATION PLAN

1.       Introduction

       1.1       Participating Entities and Directors. This Umpqua Holdings Corporation Director Compensation Plan (the "Director Compensation Plan") shall apply to Umpqua Holdings Corporation ("Umpqua") and also to those subsidiaries of Umpqua for whom Umpqua has agreed to be responsible for compensating non-employee directors serving on the board of directors of such subsidiary (each a "Participating Subsidiary"). As used in this Director Compensation Plan, the term "Participating Director" shall mean each director of Umpqua and each director of each Participating Subsidiary when such director is not an employee of Umpqua or any subsidiary of Umpqua.

       1.2       Purpose. The purpose of this Director Compensation Plan is to set forth the terms and manner in which non-employee directors will be compensated for their service on the board of directors and committees of Umpqua and Participating Subsidiaries. Umpqua's Board of Directors (the "Board") believes that this Director Compensation Plan is in the interest of Umpqua and its shareholders because it (i) fairly compensates Participating Directors for their service and responsibility, (ii) provides adequate compensation to attract and maintain qualified directors, and (iii) ties the amount of compensation to the individual director's board committee participation and actual attendance of meetings. By paying compensation to Participating Directors in the form of Umpqua stock purchased on the open market, the Board seeks to increase each Participating Director's proprietary interests in Umpqua, while avoiding the dilution that would result from issuance of new shares. The Board believes an increase in the Participating Directors' proprietary interests in Umpqua is desirable as a means to create an incentive to more dedicated service as a director.

       1.3       Components of Director Compensation Plan. This Director Compensation Plan incorporates by reference the Rule 10b5-1 Trading Plan as currently arranged with Wells Fargo Investment, LLC attached as Exhibit A, and as amended or substituted in the future with either Wells Fargo Investment, LLC or a different broker-dealer (the "Broker") which provides the mechanism for purchasing Umpqua common stock on the open market for the purposes of this Director Compensation Plan (the "Open Market Purchase Plan"). This Director Compensation Plan also incorporates by reference the Umpqua Holdings Corporation Outside Directors Nonqualified Deferred Compensation Plan, attached as Exhibit B, and as amended or substituted in the future, which allows a Participating Director to choose to defer receipt of all or part of the director's compensation (the "Deferral Plan").

       1.4             Term. This Director Compensation Plan shall be effective immediately upon its adoption by the Board and shall continue until terminated by the Board or superseded by another director compensation plan adopted by the Board that expressly states that it supersedes this Director Compensation Plan.

       1.5       No Contractual Obligation. This Director Compensation Plan is subject to amendment or termination by the Board at any time and does not constitute a contractual obligation of Umpqua to any director, except to the extent a Participating Director has already earned Director Fees, (as defined in Section 2 below), for service prior to the amendment or termination of this Director Compensation Plan.

2.        Amount of Compensation.

       2.1       Components to the Total Director Fees. The total compensation to be paid to each Participating Director under this Directors Compensation Plan (collectively, the "Director Fees") shall consist of a "Quarterly Retainer," a "Monthly Fee for Board Meetings" and a "Quarterly Fee for Committee Meetings," each as described below.

       2.1.1       Quarterly Retainer. The Quarterly Retainer shall be a fixed dollar amount paid to each Participating Director who serves as a director for all or any portion of a calendar quarter. The amount of the Quarterly Retainer may be higher for that director that is designated to serve as chair of the Board or a Participating Subsidiary's board of directors. The amount of the Quarterly Retainer paid to Participating Directors serving on the board of directors of a Participating Subsidiary may differ from that paid to Umpqua's Participating Directors or Participating Directors of other Participating Subsidiaries.

       2.1.2       Monthly Fee for Board Meetings. The Monthly Fee for Board Meetings shall be a fixed dollar amount paid to each Participating Director regardless of the actual number of board meetings that are held during the month. The Monthly Fee for Board Meetings shall be subject to the obligation of the Participating Director to reimburse Umpqua under certain circumstances as set forth in Section 4 hereof. The amount of the Monthly Fee for Board Meetings may be higher for that director that is designated to serve as chair of the Board or a Participating Subsidiary's board of directors. The amount of the Monthly Fee for Board Meetings paid to Participating Directors serving on the board of directors of a Participating Subsidiary may differ from that paid to Umpqua's Participating Directors or Participating Directors of other Participating Subsidiaries.

       2.1.3       Quarterly Fee for Committee Meetings. The Quarterly Fee for Committee Meetings shall be a fixed dollar amount paid to each Participating Director for service on a committee regardless of the actual number of committee meetings that are held during the quarter. The Quarterly Fee for Committee Meetings shall be subject to the obligation of the Participating Director to reimburse Umpqua under certain circumstances as set forth in Section 4 hereof. The amount of the Quarterly Fee for Committee Meetings may be higher for that director that is designated to serve as the Chair of a committee. The amount of the Quarterly Fee for Committee Meetings for a certain committee may be a higher or lower amount than the Quarterly Fee for Committee Meetings for other committees.

       2.2       Amounts of Quarterly Retainer, Monthly Fee for Board Meetings, and Quarterly Fees for Committee Meetings. A schedule showing the current amounts of the Quarterly Retainers, the current amounts of the Monthly Fees for Board Meetings and the current amounts of the Quarterly Fees for Committee Meetings is attached hereto. This schedule and the amounts and distinctions made therein may be changed from time-to-time by the Board, in its sole discretion, adopting a new or revised schedule. However, any such resolution shall be adopted and shall only become effective in accordance with the terms and conditions set forth in the Open Market Purchase Plan.

3.        Payment of Director Fees

       3.1       Deposit of Quarterly Estimated Directors' Fees. Prior to the beginning of each calendar quarter, Umpqua will deposit the quarter's anticipated Director Fees into an account of Umpqua maintained with the Broker.

       3.2       Directors' Accounts with the Broker. The Open Market Purchase Plan and this Directors Compensation Plan require that each Participating Director shall maintain an account with the Broker. If Umpqua changes the Broker through which it has arranged the Open Market Purchase Plan, each Participating Director shall establish accounts with the new Broker. Each Participating Director shall cooperate with Umpqua and the Broker in all matters relating to the establishment and maintenance of such director's account with the Broker.

       3.3       Ability of Directors to Participate in the Deferral Plan. Each Participating Director may elect to defer constructive and actual receipt of all or a portion of Director Fees that such Participating Director would otherwise be entitled to receive pursuant to this Director Compensation Plan. Any such election must be made in accordance with the terms and conditions prescribed by the Deferral Plan and by means of executing and delivering the requisite notice or agreement as prescribed by the Deferral Plan (the "Deferral Election"). The Deferral Election shall only commence when properly completed and delivered and shall remain in effect for the calendar year in which the election is made and for each subsequent year, unless prior to the next calendar year, the Participating Director notifies Umpqua of the director's desire to change or revoke the Deferral Election in accordance with the terms and conditions of the Deferral Plan. The Trustee under the Deferral Plan shall maintain an account with the Broker and, if Umpqua changes the Broker through which it has arranged the Open Market Purchase Plan, the Trustee under the Deferral Plan shall establish an account with the new Broker.

       3.4       Purchase of Umpqua Stock by the Broker and Allocation to Proper Accounts. The Broker may, at any time or times during the calendar quarter, withdraw funds from Umpqua's account with the Broker and purchase shares of Umpqua common stock in the open market pursuant to and in accordance with the terms and conditions of the Open Market Purchase Plan. No Participating Director shall direct, influence or attempt to direct or influence the timing or amount of the purchases of shares by the Broker under the Open Market Purchase Plan. Shares of Umpqua Common Stock purchased by the Broker under the Open Market Purchase Plan shall be deposited in the Participating Directors' accounts in proportion to each director's entitlement to part of the total Director Fees for the quarter. To the extent a Participating Director has elected to defer receipt under the Deferral Plan, such shares shall be deposited in the account of the Trustee pursuant to the Deferral Plan.

4.        Effect of Missed Meetings/ Early Termination of Service

       4.1       Reimbursement Obligation. A Participating Director shall be required to reimburse Umpqua for the Monthly Fee for Board Meetings for a given month if the Participating Director does not within such month attend at least one meeting of the board of directors. A director shall be required to reimburse Umpqua for the Quarterly Fee for Committee Meetings if the director does not attend at least the number of regularly scheduled meetings for such committee within the quarter. For purposes of both the Monthly Fee for Board Meetings and the Quarterly Fee for Committee Meetings, a Participating Director will be credited with attendance at a meeting if the Participating Director participates by teleconference; provided, however, that a Participating Director may not, without the consent of the remainder of the board of directors, attend by teleconference more than two meetings per year. A Participating Director will also be credited with attendance at a meeting if the Participating Director's failure to attend is due to a medical excuse.

       4.2       Early Termination of Service. If a Participating Director for any reason ceases to be a director of Umpqua or any Participating Subsidiary or ceases to be a member of a committee during a calendar quarter for which Umpqua has already paid Director Fees for the benefit of the Participating Director, the Participating Director shall reimburse Umpqua the Quarterly Retainer, Monthly Fee for Board Meetings and/or the Quarterly Fee for Committee Meetings, as applicable, pro-rated for the days remaining in the calendar quarter after the date on which the Participating Director ceased to be a director or member of such committee.

       4.3       Settlement of Reimbursement Obligations. Any amounts that a Participating Director is required to reimburse Umpqua pursuant to Section 4.1 shall be deducted from Director Fees owed to such Participating Director for the next calendar quarter and will have the effect of reducing the total Director Fees to be paid by Umpqua to the Broker for the following calendar quarter. In this regard, the reimbursement obligation will reduce the amount, if any, of Director Fees being deferred by the Participating Director in the same proportion as such director is deferring his or her Director Fees. If a Participating Director ceases to serve as director of Umpqua or any Participating Subsidiary while still owing Umpqua a reimbursement under Section 4.1 or 4.2, the Participating Director shall pay Umpqua in cash the amount of such reimbursement within two weeks from the date the Participating Director ceases to be a director of Umpqua or any Participating Subsidiary. If the Participating Director fails to reimburse Umpqua within two weeks, Umpqua shall have the right to recover the reimbursement amount from any amount held for the benefit of the director in the account for the Deferred Compensation Trust.

5.        Disposition of Shares

       5.1       Disposition of Shares in Account at Broker. A Participating Director shall have all of the rights of a shareholder with respect to the shares in the Participating Director's account at the Broker as soon as such shares are allocated to such account by the Broker, including but not limited to the right to vote the shares and entitlement to all dividends or distributions upon liquidation. A Participating Director may dispose of such shares subject to the restrictions in Section 6.2.

       5.2.       Distribution of Shares or Other Assets in Deferral Account. Shares that are purchased with Director Fees that the Participating Director has elected to have deferred pursuant to the Deferral Plan will be held by the trustee of the Deferred Compensation Trust (the "Trustee"). The rights of a Participating Director under the Deferral Plan are an unfunded, unsecured obligation of Umpqua and the assets held by the Deferred Compensation Trust will be subject to Umpqua's general creditors, with no preference given to the Participating Director. The Participating Director does not have any right to transfer, assign, pledge, or encumber the Participating Director's right to distributions under the Deferral Plan, nor can such distributions be subject to seizure by any creditor of the Participating Director. The Trustee may dispose of the Umpqua stock, although it is not intended that the Trustee will do so, and retains all rights as a shareholder. The Participating Director has no right or ability to control or attempt to influence the Trustee with respect to any of such decisions. Under the Deferral Plan, the Participating Director has the right to eventually receive a distribution of the Participating Director's portion of the assets of the Deferred Compensation Trust only when the Participating Director ceases to serve as a director of Umpqua or any Participating Subsidiary or earlier in the event of an "Unforeseeable Emergency," as that term is defined in the Deferral Plan. This distribution is generally paid in the form of shares of Umpqua common stock distributed, at the option of the Participating Director, in a lump-sum or in three (3), five (5) or ten (10) consecutive annual installments beginning on January 1 of the following year in accordance with the terms of the Deferral Plan.

6.        Tax and Securities Law Considerations

       6.1       Tax Treatment. The Director Fees are self-employment compensation income as they are received by the Participating Director. Generally, the Director Fees will be deemed received when shares are allocated to the Participating Director's account at the Broker and as they are distributed to the Participating Director from the Deferred Compensation Trust based upon the value of the shares on such date. Umpqua will treat the Director Fees accordingly and shall, each year, report such to the Internal Revenue Service on a Form 1099-MISC. When the Participating Director disposes of shares that were either allocated to the Participating Director's account at the Broker or where distributed to the Participating Director from the Deferred Compensation Trust, the difference between the proceeds from such sale and the value of the shares at the time of the allocation or distribution should be treated as a capital gain or loss. However, the gain or loss will only be treated as a long-term capital gain or loss if the shares have been held for 12 months from the date of the allocation or distribution. The tax treatment of Director Fees and the sale of shares is subject to interpretation and may, from time-to-time, change. Umpqua does not guarantee the tax treatment of Director Fees paid in shares of Umpqua Stock or the tax treatment of deferred compensation.

       6.2       Disposition of Shares in Compliance with Applicable Securities Laws. Shares of Umpqua common stock received by a Participating Director under this Director Compensation Plan may only be sold, transferred, pledged or otherwise disposed of (a "Disposition") by the Participating Director in compliance with all applicable federal and state securities laws.

       6.2.1       Compliance with Rule 144 under the Securities Act. A Participating Director probably will be considered to be an "affiliate" of Umpqua and, as such, the shares will be considered to be "control shares" under Rule 144 under the Securities Act. In connection with any Disposition, the Participating Director will need to file a Form 144 and otherwise comply with requirements of Rule 144. The shares received by a Participating Director under this Director Compensation Plan should not be considered to be "restricted securities" for purposes of Rule 144 and thus a Participating Director should not need to hold the shares for any holding period prior to disposing of the shares pursuant to Rule 144.

       6.2.2       Section 16 Compliance. All directors of Umpqua and certain directors of Participating Subsidiary will be "reporting persons" subject to Section 16 of the Securities Exchange Act of 1934 ("Section 16"). The allocation of shares to a Participating Director's account with the Broker or to the Trustee for the benefit of a Participating Director under the Deferred Compensation Plan are exempt under Rule 16b-3(c) and should not, by itself, require the Participating Director to file a Form 4 under Section 16(a), nor will it be matchable under Section 16(b) with any other transaction. However, a Participating Director that is a reporting person will need to include within his or her direct holdings all shares included in the Participating Director's account with the Broker and also include within his or her indirect holdings all shares held for the benefit of the Participating Director in the Deferred Compensation Trust in each Form 4 that the Participating Director is otherwise required to file and should file a Form 5 not later than 45 days after Umpqua's fiscal year end. Dispositions of shares received by a Participating Director must be reported on Form 4 if the Participating Director is a reporting person.

       6.2.3       Compliance with Umpqua Insider Trading Policies. A Participating Director will not dispose of any shares received under this Director Compensation Plan except in compliance with the Insider Trading Policies of Umpqua as such may exist from time-to-time. If a Participating Director has ceased to be a director of Umpqua and of all Participating Subsidiaries, he or she shall, nonetheless, comply with such Insider Trading Policies unless advised in writing by Umpqua or its legal counsel that he or she no longer needs to comply with such policies.

       6.2.4       Underwriters' Lockup Agreements. Each Participating Director, by participating in this Director Compensation Plan agrees that whenever Umpqua undertakes a firmly underwritten public offering of its securities, the Participating Director will, if requested to do so by the managing underwriter in such offering, enter into an agreement not to dispose of any securities of Umpqua owned or controlled by the Participating Director provided that such restriction will not extend beyond twelve (12) months from the effective date of the registration statement filed in connection with such offering.

The obligations of directors with respect to the reporting of holdings and transactions in shares and restrictions on the disposition of such shares is subject to interpretation and may, from time-to-time, change. Umpqua does not guarantee the ability, under applicable federal or state securities laws, of a Participating Director to transfer shares of Umpqua Stock received under this Director Compensation Plan.

7.        Miscellaneous

       7.1       Governing Law. This Director Compensation Plan shall be governed by and construed in accordance with the laws of the State of Oregon.

       7.2       Construction. If a conflict arises between the various documents that govern issues related to director compensation, the following order of priority shall be given to the documents for purposes of resolving conflicts and ambiguities: (1) the Open Market Purchase Plan, (2) the Deferral Plan, (3) this Director Compensation Plan, and (4) the schedule to this Director Compensation Plan.

       7.3       Final and Binding Arbitration. The parties agree to submit any dispute arising under this Agreement to final, binding, private arbitration in Portland, Oregon. This includes not only disputes about the meaning or performance of the Agreement, but disputes about its negotiation, drafting, or execution. The dispute will be determined by a single arbitrator in accordance with the then-existing rules of arbitration procedure of Multnomah County, Oregon Circuit Court, except that there shall be no right of de novo review in Circuit Court and the arbitrator may charge his or her standard arbitration fees rather than the fees prescribed in the Multnomah County Circuit Court arbitration procedures. The proceeding will be commenced by the filing of a civil Complaint in Multnomah County Circuit Court and a simultaneous request for transfer to arbitration. The parties expressly agree that they may choose an arbitrator who is not on the list provided by the Multnomah County Circuit Court Arbitration Department, but if they are unable to agree upon the single arbitrator within ten days of receipt of the Arbitration Department list, they will ask the Arbitration Department to make the selection for them. The arbitrator will have full authority to determine all issues, including arbitrability, to award any remedy, including permanent injunctive relief, and to determine any request for costs and expenses. The arbitrator's award may be reduced to final judgment in Multnomah County Circuit Court. The complaining party shall bear the arbitration expenses and may seek their recovery if it prevails. Notwithstanding any other provision of this Agreement, an aggrieved party may seek a temporary restraining order or preliminary injunction in Multnomah County Circuit Court to preserve the status quo during the arbitration proceeding.

       7.4       Acknowledgment. Each Participating Director shall acknowledge and agree to the terms and conditions of this Director Compensation Plan by executing and delivering to Umpqua a written Acknowledgement in such form as Umpqua may, from time-to-time, adopt. The current form of the Acknowledgment is attached to this plan.

       7.5       Amendment. The Board of Directors of Umpqua may, at any time and from time to time, modify or amend this Plan as it deems advisable.

Umpqua Holdings Corporation

Schedule of Directors' Fees
As in effect on March 19, 2003

Quarterly Retainer
The Quarterly Retainer amount shall be:
For the Chair of the Board of Directors of Umpqua	$2,500.00
For every other Participating Director of Umpqua	$1,875.00
For every Participating Director of a Participating Subsidiary	$1,875.00

Except that, no Participating Director that serves as a director of both Umpqua and a Participating Subsidiary or that serves as a director of more than one Participating Subsidiary shall receive more than a single Quarterly Retainer but shall, instead, receive the highest Quarterly Retainer amount that he or she would otherwise be entitled to receive.

Monthly Fee for Board Meetings
The Monthly Fee for Board Meetings shall be:
For the Chair of the Board of Directors of Umpqua	$1,500.00
For every other Participating Director of Umpqua	$1,250.00
For every Participating Director of a Participating Subsidiary	$1,250.00

A Participating Director that serves as a director of both Umpqua and a Participating Subsidiary or that serves as a director of more than one Participating Subsidiary shall receive only one Monthly Fee for Board Meetings (at the highest Monthly Fee for Board Meetings amount that he or she would otherwise be entitled to receive) if the Umpqua and Participating Subsidiary board meetings are regularly scheduled to be held on the same day, one following another. If the Participating Subsidiary's board meetings are not regularly scheduled to correspond with regularly scheduled Umpqua board meetings, the Participating Director shall be entitled to both Monthly Fees for Board Meetings.

If a Participating Director serves as a director of both Umpqua and a Participating Subsidiary and is only entitled to one Monthly Fee for Board Meetings, as discussed above, the Participating Director shall be deemed to have missed a meeting for purposes of Section 4.1 above, if the Participating Director does not attend both the Umpqua and Participating Subsidiary's board meetings.

Quarterly Fee for Committee Meetings
The Quarterly Fee for Committee Meetings shall be:
For the Chair of the Umpqua Audit Committee	$ 300.00
For every other Participating Director on the Umpqua Audit Committee	$ 300.00
For the Chair of the Umpqua Compensation Committee	$ 300.00
For every other Participating Director on the Umpqua Compensation Committee	$ 300.00
For every Participating Director on any other Umpqua Board Committee	$ 300.00
For the Chair of the Loan Committee of Umpqua Bank	$ 300.00
For every Participating Director on the Loan Committee of Umpqua Bank	$ 300.00
For every Participating Director on any other Participating
Subsidiary Board Committee	$ 300.00

8

Umpqua Holdings Corporation

DIRECTOR COMPENSATION PLAN
Exhibit A

Rule 10b5-1 Trading Plan
(the "Open Market Purchase Plan")

Wells Fargo Investments, LLC

Rule 10b5-1 Trading Plan

This Rule 10b5-1 Trading Plan is entered into on April 12, 2002 (this "Plan") between Umpqua Holdings Corporation ("Issuer"), a public company incorporated in the State of Oregon, and Ragen MacKenzie, Inc., a division of Wells Fargo Investments, LLC ("WFI").

A.      Recitals

WHEREAS, Issuer desires to purchase shares of its common stock, no par value (the "Stock"), in the open market, for the purpose of depositing such shares of Stock in the accounts of beneficiaries (the "Beneficiaries") of the Directors' Compensation Plan of Issuer (the "Compensation Plans") in accordance with the provisions of the Compensation Plans;

WHEREAS, Issuer desires to appoint WFI as its independent agent to purchase shares of Stock for such purpose and in accordance with this Plan;

WHEREAS, Issuer has established, or prior to the execution of this Plan will establish, an account with WFI (the "Funding Account") by executing an Account Agreement with WFI (the "Funding Account Agreement") for the purpose of funding purchases of Stock pursuant to this Plan and for the payment of all fees, commissions and expenses which WFI is entitled to collect in connection with the transactions executed pursuant to this Plan; and

NOW, THEREFORE, Issuer and WFI hereby agree as follows:

1.      This Plan is entered into between Issuer and WFI for the purpose of establishing a trading arrangement that complies with the requirements of Rule 10b5-1(c)(1) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and authorizes WFI to act as an agent for Issuer to purchase shares of Stock for the purpose of depositing such shares of Stock in the accounts of participants in and beneficiaries of the Compensation Plans pursuant to the instructions specified in Exhibit A to this Plan.

2.       Issuer is establishing this Plan in order to permit the orderly purchase of shares of Stock for the above stated purpose.

B.       Issuer's Representations, Warranties and Covenants

1.      Issuer intends and represents that when this Plan is implemented in accordance with the instructions specified herein, (a) purchases pursuant to this Plan will not, by virtue of Rule 10b-18(a)(3)(ii) under the Exchange Act, be subject to the requirements of Rule 10b-18 under the Exchange Act; (b) purchases pursuant to this Plan will not, by virtue of Section 102(c) of Regulation M of the Exchange Act, be subject to the limitations on purchases imposed by Section 102(a) of Regulation M of the Exchange Act; (c) the beneficiaries of the Compensation Plans may rely upon the availability of Rule 16b-3 under the Exchange Act; and (d) purchases of Stock and distributions or allocations of such shares of Stock to the beneficiaries of the Compensation Plans pursuant to the instructions specified by Issuer under this Plan will not be subject to the registration requirements of Section 5 of the Securities Act of 1933, as amended (the "Securities Act"). Issuer is permitted under applicable provisions of the Securities Act and the Exchange Act to purchase shares of Stock for the purpose stated herein. 2.      As of the date hereof, Issuer represents and warrants that it is not aware of any material nonpublic information concerning it, its business or its securities. Issuer is entering into this Plan in good faith and not as part of a plan or scheme to evade compliance with the federal or state securities laws.

3.      While this Plan is in effect, Issuer agrees not to enter into or alter any corresponding or hedging transaction or position with respect to any shares of Stock, including any securities exchangeable or convertible into shares of Stock, and agrees not to alter or deviate from the terms of this Plan.

4.       (a)      Issuer will notify WFI via facsimile, certified mail or nationally recognized overnight delivery service at the number or address set forth in paragraph G.4. of this Plan as soon as practicable upon the occurrence of any event that would prohibit any purchase of shares of Stock under this Plan, including but not limited to any legal, regulatory or contractual restriction. Such notice will indicate only the anticipated duration of the restriction and will, in accordance with paragraph B.7. of this Plan, not include any nonpublic or other information about the nature of the restriction.

          (b)      Issuer agrees that this Plan will be suspended or, at WFI's option, terminated if WFI receives any notice pursuant to paragraph B.4.(a) of this Plan.

5.      The execution and delivery of this Plan by Issuer and the transactions contemplated by this Plan will not contravene any provision of applicable law or regulation, any agreement or other instrument binding on Issuer or any of Issuer's affiliates, or any judgment, order or decree of any governmental body, agency or court having jurisdiction over Issuer or Issuer's affiliates.

6.       The purchase of Stock pursuant to this Plan has been duly authorized by Issuer and is consistent with Issuer's publicly announced open market Stock purchase program.

7.       Issuer will not, directly or indirectly, communicate any material nonpublic information about it or its securities, including the Stock, to any employee or representative of WFI or its affiliates who is involved, directly or indirectly, in executing this Plan at any time while this Plan is in effect.

8.       Except as specified in Exhibit A, Issuer acknowledges that neither it, any of its affiliates, nor any beneficiary of the Compensation Plans has, will have or will attempt to have or exercise any direct or indirect influence or control over:

      (a)      the prices or amounts of the shares of Stock to be purchased pursuant to this Plan;

      (b)      the timing of or date(s) on which any purchases of Stock are effected pursuant to this Plan;

      (c)      the manner in which shares of Stock are purchased pursuant to this Plan; or

      (d)      the selection of any individual broker or dealer (other than WFI itself) through which purchases of Stock may be effected pursuant to this Plan.

9.       Issuer has consulted with Issuer's own advisors as to the legal, business, financial, tax and related aspects of, and has not relied upon WFI or any person affiliated with or retained for WFI in connection with, Issuer's adoption of this Plan.

10.      The Quarter's Purchase Amount, as defined in Exhibit A, will be determined pursuant to the formula set forth in Exhibit A. At the beginning of each fiscal quarter, for so long as this Plan is effective, Issuer will deposit the Quarter's Purchase Amount in the Funding Account. Issuer will not, more than once in any three-month period, change the basis on which the Quarter's Purchase Amount is determined or the frequency of deposits of the Quarter's Purchase Amount in the Funding Account. If Issuer changes the basis on which the Quarter's Purchase Amount is determined or the frequency of deposits of the Quarter's Purchase Amount in the Funding Account, this Plan shall be terminated and Issuer shall execute with WFI a new Rule 10b5-1 trading plan prior to such change becoming effective.

11.      The Compensation Plans are each a "Plan" and WFI, when acting in accordance with this Plan, is an "Agent Independent of the Issuer," as such terms are defined in Rule 100 of Regulation M under the Exchange Act.

C.       Representations, Warranties and Covenants of WFI

1.      WFI will provide Issuer with written trade confirmations of the purchases made pursuant to this Plan promptly after the execution of such transactions and also will include such information in monthly statements to Issuer.

2.      WFI will have implemented reasonable policies and procedures to ensure that any employee or representative of WFI making any purchases pursuant to this Plan does not purchase shares of Stock on the basis of material nonpublic information.

3.      WFI will invest the amounts in the Funding Account in money market funds or cash equivalent until such time as such amounts are used to purchase shares of Stock pursuant to this Plan. At no time will shares of Stock or any other securities issued by the Issuer or any of its subsidiaries ever be purchased for or held in the Funding Account or any other account of Issuer.

4.      WFI will implement purchases pursuant to this Plan in accordance with the instructions specified in Exhibit A.

D.      Implementation of this Plan

1.      Issuer hereby appoints WFI as its independent agent to purchase shares of Stock pursuant to the terms and conditions set forth in Exhibit A of this Plan. Subject to such terms and conditions, WFI hereby accepts such appointment.

2.      WFI is authorized to begin purchasing shares of Stock pursuant to this Plan as soon as practicable after the date of execution of this Plan and as set forth in Exhibit A, and will cease purchasing shares of Stock (and this Plan will terminate) on the earliest to occur of (a) the date specified by Issuer in Exhibit A; (b) the date on which WFI receives notice from Issuer that it has terminated the Compensation Plans; (c) the date on which WFI receives written notice from Issuer, sent in accordance with paragraphs B.4.(a) and G.4. or E.1.(a) of this Plan, of the termination of this Plan; or (d) the date on which WFI receives notice of the commencement of any proceedings in respect of or triggered by Issuer's bankruptcy or insolvency.

3.      WFI will not purchase shares of Stock under this Plan at any time:

        (a)       when WFI, in its sole discretion, has determined that a market disruption, banking moratorium, outbreak or escalation of hostilities or other crisis or calamity has occurred, that could, in WFI's judgment, impact purchases of shares of Stock;

        (b)      when WFI, in its sole discretion, has determined that it is prohibited from doing so by a legal, regulatory or contractual restriction applicable to it or its affiliates or to Issuer or Issuer's affiliates (other than any such restriction relating to the possession or alleged possession by Issuer of material non-public information about Issuer or the Stock); or

      (c)      after which WFI receives notice from Issuer, sent in accordance with paragraphs B.4.(a) and G.4., of the occurrence of any event that would prohibit the purchase of shares of Stock under this Plan, including but not limited to any legal, regulatory or contractual restriction.

       (d)      If WFI suspends purchases of Stock pursuant to this Plan pursuant to this paragraph D.3, WFI may resume purchases of Stock pursuant to this Plan, in the case of a suspension pursuant to subsection (a) or (b) above, when, in its discretion, it determines that conditions leading to its suspension of purchases pursuant to subsection (a) or (b) above no longer exist and/or will not impact purchases of Stock pursuant to this Plan, or, in the case of a suspension pursuant to subsection (c) above, it receives notice from Issuer, sent in accordance with paragraphs B.7. and G.4., that the occurrence or restriction(s) identified in the Issuer's notice to WFI pursuant to subsection (c) above no longer exist(s) and will not impact purchases of Stock pursuant to this Plan.

4.      Issuer agrees to deliver into the Funding Account $78,475.00 prior to the commencement of purchases of shares of Stock under this Plan.

5.      WFI will in no event effect any purchase under this Plan if the funds for the purchase of shares of Stock pursuant to this Plan are not in the Funding Account that Issuer has designated in writing for use in connection with this Plan.

6.      WFI may purchase shares of Stock on any national securities exchange, in the over-the-counter market, on an automated trading system or otherwise.

7.      Unless otherwise agreed to in Exhibit A to this Plan, Issuer is subject to WFI's usual and customary commissions and fees.

E.      Termination and Amendment

1.      This Plan is designed to be in effect until terminated pursuant to this Plan or by either party, except that:

(a)      Issuer or WFI may terminate this Plan at any time by giving written notice to the other party in accordance with paragraph G.4. below; and

(b)      any termination of this Plan pursuant to subsection (a) above, would require Issuer and WFI to enter into a new Rule 10b5-1 trading arrangement for purchases of Stock.

2.      This Plan, including Exhibit A hereto, may be amended by Issuer at a time when Issuer does not possess material nonpublic information about it or its securities by executing with WFI a new Rule 10b5-1 trading plan, substantially in the same form as this Plan.

F.      Indemnification; Limitation of Liability

1.      Issuer agrees to indemnify and hold harmless WFI, its affiliates and their directors, officers, employees, agents and affiliates from and against all claims, losses, damages and liabilities (including, without limitation, any legal or other expenses reasonably incurred in connection with defending or investigating any such action or claim):

      (a)      arising out of or attributable to actions taken or not taken by any of them under this Plan, except in the case of any claims, losses, damages or liabilities resulting from WFI's gross negligence or willful misconduct;

      (b)      arising out of or attributable to any breach by Issuer of this Plan (including Issuer's representations and warranties in this Plan); or

      (c)      arising out of or attributable to any violation by Issuer of applicable laws or regulations.

This indemnification will survive termination of this Plan.

2.      Notwithstanding any other provision of this Plan, neither WFI nor any of its affiliates or their directors, officers, employees, agents or affiliates will be liable to Issuer or any other person or entity:

        (a)      as a result of actions taken or not taken by any of them under this Plan, except in the case of a liability resulting from WFI's gross negligence or willful misconduct;

        (b)      for special, indirect, punitive, exemplary or consequential damages, or incidental losses or damages of any kind, even if advised of the possibility of such losses or damages or if such losses or damages could have been reasonably foreseen; or

        (c)      for any failure to perform, or to cease performance, or any delay in performance that results from a cause or circumstance that is beyond WFI's reasonable control, including but not limited to failure of electronic or mechanical equipment, strikes, failure of common carrier or utility systems, severe weather, market disruptions or other causes commonly known as "acts of God."

G.       General

1.       Issuer and WFI acknowledge and agree that this Plan is a "securities contract," as such term is defined in Section 741(7) of Title 11 of the United States Code (the "Bankruptcy Code"), entitled to all of the protections given such contracts under the Bankruptcy Code.

2.       This Plan, which incorporates by reference the Funding Account Agreement, constitutes the entire agreement between Issuer and WFI with respect to this Plan and supersedes any prior agreements or understandings with regard to this Plan. In the event that the terms or conditions in this Plan conflict with the terms or conditions in the Funding Account Agreement, the terms or conditions in this Plan will govern with respect to the implementation of this Plan.

3.       Issuer agrees to give all notices to WFI with respect to this Plan either by facsimile at (503) 274-7379 (provided Issuer receives confirmation that such facsimile was successfully transmitted), by certified mail or nationally recognized overnight delivery service to the following address:
Wells Fargo Investments, LLC
c/o Ragen Mackenzie, Inc.
888 S.W. 5th Avenue, Suite 1250
Portland, Oregon 97204
Attn: Bruce Cramer

4.       WFI agrees to give all notices to Issuer with respect to this Plan either by facsimile at (503) 546-2498 (provided WFI receives confirmation that such facsimile was successfully transmitted), by certified mail or nationally recognized overnight delivery service to the following address:
Umpqua Holdings Corporation
200 S.W. Market Street, Suite 1900
Portland, Oregon 97201
Attn: Daniel Sullivan

6.       This Plan may be signed in any number of counterparts, each of which will be an original, with the same effect as if the signatures on all counterparts were upon the same instrument.

7.       If any provision of this Plan is or becomes inconsistent with any applicable present or future law, rule or regulation, that provision will be deemed modified or, if necessary, rescinded in order to comply with the relevant law, rule or regulation. All other provisions of this Plan will continue and remain in full force and effect.

8.       This Agreement shall be governed by, construed and enforced under the laws of the State of California. The parties agree that any action arising out of this Plan shall be brought in the state or federal courts located in the State of California and submit to the exclusive jurisdiction of any such court.

IN WITNESS WHEREOF, the undersigned have signed this Plan as of the date first written above.

Umpqua Holdings Corporation

Signature:_________________________________________

Print Name:________________________________________

Title:_____________________________________________

Wells Fargo Investments, LLC

By:______________________________________________

Print Name:________________________________________

Title:_____________________________________________

EXHIBIT A

Issuer Instructions for Rule 10b5-1 Trading Plan

      Issuer has entered into a Rule 10b5-1 Trading Plan, with respect to which this Exhibit A is a part, with WFI for the purpose of establishing a trading arrangement that complies with the requirements of Rules 10b5-1(c)(1) under the Exchange Act.

      Issuer intends and represents that when this Plan is implemented in accordance with the instructions specified herein, (a) purchases pursuant to this Plan will not, by virtue of Rule 10b-18(a)(3)(ii) under the Exchange Act, be subject to the requirements of Rule 10b-18 under the Exchange Act; (b) purchases pursuant to this Plan will not, by virtue of Section 102(c) of Regulation M of the Exchange Act, be subject to the limitations on purchases imposed by Section 102(a) of Regulation M of the Exchange Act; (c) the beneficiaries of the Compensation Plans may rely upon the availability of Rule 16b-3 under the Exchange Act; and (d) purchases of Stock and distributions or allocations of such shares of Stock to the beneficiaries of the Compensation Plans (the "Beneficiaries") pursuant to the instructions specified by Issuer under this Plan will not be subject to the registration requirements of Section 5 of the Securities Act of 1933, as amended (the "Securities Act").

Pursuant to this Plan, Issuer instructs WFI to purchase shares of Stock as follows:

1.       Implementation of Purchases Under This Plan:

      (a)      Plan Trading Period:

      (i)  Commencement of Plan Trading Period: WFI will not execute any sales or purchases of shares of Stock pursuant to this Plan until after April 12, 2002.

      (ii)        Quarter's Purchase Amount. (A) The Compensation Plans provide that each Beneficiary receives the following fees for service as a director of Issuer as follows:
  A quarterly retainer of $1,875.00 ($2,500.00 for the Chairman of the Board); plus
  A monthly fee of $1,250.00 ($1,500.00 for the Chairman of the Board) per month for Board meetings attended; plus
  $300.00 for each committee meeting attended, not to exceed the regularly scheduled monthly or quarterly meetings for the year.

(B)       Pursuant to the Compensation Plans, these fees are paid or prepaid to the Beneficiaries in shares of Stock in an amount based upon the (1) fee amounts set forth above; (2) the number of board meetings and committee meetings scheduled for the upcoming calendar quarter and (3) the number of Beneficiaries and their committee assignments.

(C)       Issuer will, prior to the first day of each calendar quarter, calculate, pursuant to the above formula, and notify WFI, in writing in accordance with paragraphs B.7. and G.4. of this Plan, of the aggregate dollar amount of shares of Stock to be purchased in the upcoming calendar quarter (the "Quarter's Purchase Amount"), with such notice providing a copy of the calculation of the Quarter's Purchase Amount and a breakdown of that amount with a separate dollar amount assigned to each Beneficiary.

(D)       It is understood and agreed that the formula by which the Quarter's Purchase Amount is determined under the Compensation Plans shall not be changed by Issuer more than once in any three-month period and any such change shall become effective only if this Plan is amended and terminated in accordance with paragraphs B.10 and E.2 of this Plan.

(E)       If, for any reason, WFI is unable to purchase shares of Stock during any calendar quarter with an aggregate purchase price equal to the full amount of the then-applicable Quarter's Purchase Amount, then the shortfall shall carry forward to the following calendar quarter and WFI shall use such shortfall to purchase additional shares of Stock in its discretion in such subsequent calendar quarter for an aggregate purchase price equal to the amount of such shortfall.

(iii)  Establishment and Maintenance of Beneficiary's Accounts.

(A)      From time to time, Issuer shall, in accordance with paragraph G.4. of this Plan, provide WFI with the names of all Beneficiaries of the Compensation Plans and, immediately upon any change of status, the name of any new Beneficiary or the name of any Beneficiary who, for whatever reason, ceases to be eligible to receive further allocations of Stock pursuant to this Plan. In addition, in accordance with paragraphs B.7 and G.4. of this Plan, Issuer agrees to provide WFI with such other information as necessary for WFI to implement this Plan and allocate shares of Stock to the accounts of the Beneficiaries.

(B)      WFI and Issuer shall cooperate as necessary to ensure that each Beneficiary has an active account with WFI (the "Beneficiary's WFI Account") and has executed an Account Agreement with WFI (the "Beneficiary's WFI Account Agreement").

(C)      WFI and Issuer shall cooperate as necessary to ensure that the trustee under the Outside Director's Nonqualified Deferred Compensation Plan has an active account with WFI (the "Trustee's WFI Account") and has executed an Account Agreement with WFI (the "Trustee's WFI Account Agreement").

(b)      Purchase of Shares of Stock: During the Plan Trading Period, WFI will use its discretion to purchase shares of Stock with an aggregate purchase price equal to the Quarter's Purchase Amount in accordance with the following:

(i)       All purchases of Stock will take place in accordance with and subject to ordinary principles of best execution at the then-prevailing market price; and

(ii)       WFI has and will have sole discretion, during any calendar quarter when this Plan is in effect, and subject to the Quarter's Purchase Amount, to determine the amount, per share price and timing of purchases of shares of Stock pursuant to this Plan; provided, however, that it will effect such purchases with the objectives of (a) utilizing the entire Quarter's Purchase Amount to purchase shares of Stock in each calendar quarter, (b) maximizing the number of shares of Stock purchased during each calendar quarter and (c) minimizing the average purchase price of shares of Stock purchased during each calendar quarter.

(c)       No Influence or Control by Issuer, Affiliate of Issuer or Beneficiary of the Compensation Plans: Issuer acknowledges that, except as set forth in Exhibit A of this Plan, neither it, any of its affiliates, nor any beneficiary of the Compensation Plans has, will have or will attempt to have or exercise any direct or indirect influence or control over:

      (i)      the prices or amounts of the shares of Stock to be purchased pursuant to this Plan;

      (ii)     the timing of or date(s) on which any purchases of Stock are effected pursuant to this Plan;

      (iii)    the manner in which shares of Stock are purchased pursuant to this Plan; or

      (iv)    the selection of any individual broker or dealer (other than WFI itself) through which purchases of Stock may be effected pursuant to this Plan.

(d)       Settlement on Purchases of Shares of Stock. The aggregate purchase price of all shares of Stock purchased pursuant to this Plan will be deducted from the Funding Account in accordance with WFI's customary settlement policies. The shares of Stock purchased by WFI in each transaction shall be allocated to and credited into each of the Beneficiary's WFI Accounts and the Trustee's WFI Account in accordance with each beneficiary's pro rata share based upon the relationship to the total Quarter's Purchase Amount of the dollar amount assigned therein to such beneficiary. To the extent that WFI is required to round the number of shares assigned to any Beneficiary's WFI Account or to the Trustee's WFI Account from any given purchase, WFI shall make an appropriate adjustment in rounding the number of shares assigned to such Beneficiary's WFI Account or the Trustee's WFI Account from subsequent purchases so as to ensure that the number of shares credited to each Beneficiary's WFI Account and the Trustee's WFI Account during any calendar quarter is as close as possible to equaling such beneficiary's pro rata share of the Quarter's Purchase Amount. For purposes of the foregoing, the pro rata share to be allocated to the Trustee's RM Account shall equal the sum of the dollar amount assigned to all Beneficiaries that have elected to participate in the Outside Directors' Nonqualified Deferred Compensation Plan.

2.       Commission or Fees of Broker.

       (a)       WFI may deduct from the Funding Account the amount of any commission, commission equivalent, mark-up or differential and other expenses of purchases pursuant to this Plan as customarily charged by WFI in connection with transactions executed pursuant to arrangements similar to this Plan.

      (b)      The total commissions, commission equivalents, mark-ups or differentials and other expenses of purchases pursuant to this Plan shall not exceed the greater of $0.12 per share of Stock or $50.00 per transaction.

      (c)      WFI, upon the reasonable request of Issuer, will provide Issuer with a full accounting of all commissions and fees deducted from the Funding Account.

[SIGNATURES APPEAR ON FOLLOWING PAGE]

Umpqua Holdings Corporation

Signature:_________________________________

Print Name:________________________________

Title:_____________________________________

Wells Fargo Investments, LLC

By:______________________________________

Print Name:________________________________

Title:_____________________________________

Umpqua Holdings Corporation

DIRECTOR COMPENSATION PLAN
Exhibit B

Umpqua Holdings Corporation Outside Directors
Nonqualified Deferred Compensation Plan
(the "Deferral Plan")

UMPQUA HOLDINGS CORPORATION OUTSIDE

DIRECTORS NONQUALIFIED DEFERRED COMPENSATION PLAN

1.       INTRODUCTION

           1.1  Purpose. The purpose of the Umpqua Holdings Corporation Outside Directors Nonqualified Deferred Compensation Plan (the "Plan") is to allow non-employee directors of Umpqua Holdings Corporation (the "Company") and Umpqua Bank (the "Bank") the opportunity to defer constructive or actual receipt of all or a portion of what otherwise would be current compensation from fees payable for service as a member of the Board of Directors of the Company and the Bank.

                Company is the sole shareholder of Bank and directly benefits from the successful business operations of the Bank. Company has a substantial and continuing interest in ensuring that the members of the Board of Directors of the Bank are highly qualified to serve as directors, have an incentive to remain as Bank directors, are adequately compensated for their directors' services and have an interest in the success of the Company and the Bank. Therefore, the Company has assumed legal responsibility for paying fees to the non-employee directors of the Bank for all directorial services.

         1.2   Effective Date. This plan shall be effective immediately upon its adoption by the Board.

2.       DEFINITIONS

         2.1   "Board" shall mean the present and any succeeding Board of Directors of the Company.

         2.2   "Compensation" shall mean fees payable to a Participant for service as a member of the Board of Directors of the Company or the Bank, but excluding any such compensation deferred from a prior period, expense, reimbursement and allowances and benefits not normally paid in cash to the Participant.

         2.3   "Deferral Election" shall mean an irrevocable election to defer the receipt of Compensation pursuant to Section 4.2.

         2.4   "Deferred Compensation Account" shall mean an account as defined in Section 4.1.

         2.5   "Eligible Director" means an individual who is not an employee of the Company or the Bank and who serves as a member of the Board of Directors of either the Company or the Bank.

         2.6   "Election Period" means the 60-day period ending on the last day of each Plan Year.

         2.7   "Participant" shall mean an Eligible Director who has made a Deferral Election in accordance with Section 4.2.

         2.8   "Plan Administrator" means Ray Davis and Dan Sullivan, or such other persons or committees as may be appointed from time to time by the Board to administer the Plan.

         2.9   "Plan Year" means the calendar year.

         2.10  "Termination Date" means the date on which the Participant ceases to serve as a director of the Company and the Bank for any reason.

         2.11  "Unforeseeable Emergency" is defined in Section 5.3.

3.       PLAN AGREEMENT / PARTICIPATION

          3.1      Plan Agreement and Deferral Election. The specific terms and conditions of each deferred compensation arrangement with a Participant shall be embodied in a written nonqualified deferred compensation plan agreement (the "Plan Agreement") in a form approved by the Plan Administrator which shall contain terms and conditions not inconsistent with this Plan and which shall incorporate this Plan by reference. A Participant's initial Deferral Election must be evidenced by a Plan Agreement executed by the Company and the Participant, and subsequent Deferral Elections must be made on such forms and in such manner as prescribed by the Plan Administrator. Provided, however, that a Deferral Election made with respect to a Plan Year shall remain in effect with respect to succeeding Plan Years pursuant to Section 4.2 below and a Participant need not execute any additional documents to evidence a Deferral Election for a Plan Year if he has previously made a Deferral Election for a Plan Year by executing a Plan Agreement or other Deferral Election and desires to keep that Deferral Election in effect for a succeeding Plan Year.

        3.2      Commencement of Participation. A person may make a Deferral Election with respect to any Plan Year for which he is an Eligible Director as of the first day of such Plan Year. Deferral elections shall be made in accordance with Section 4.2. An Eligible Director who makes a Deferral Election hereunder shall be a Participant.

        3.3      Cessation of Participation. A Participant will cease to be such upon distribution of his entire Deferred Compensation Account.

4.       ACCOUNTS AND DEFERRAL ELECTION

        4.1      Deferred Compensation Accounts. The Company shall create and maintain on its own books an unfunded bookkeeping account (a "Deferred Compensation Account") in the name of each Participant which shall reflect the value of all amounts payable to such Participant (or to such Participant's beneficiary in the event of the Participant's death) under the Plan. The balance in the Deferred Compensation Account of a Participant shall consist of the total of the amounts deferred by the Participant under this Plan pursuant to Section 4.2, subtractions pursuant to Section 4.4 and any earnings thereon credited pursuant to Section 4.3.

        4.2      Deferral Election. During the Election Period, each Eligible Director shall be permitted to elect to defer the payment of all or any portion of his Compensation which may be earned by such Eligible Director with respect to services performed during the immediately following Plan Year. The amounts so deferred shall be credited to the Participant's Deferred Compensation Account on the last day of each calendar quarter during the Plan Year. Notwithstanding the forgoing, for any Compensation which may be earned by an Eligible Director with respect to the first Plan Year of the Plan, such Eligible Director's election to defer all or any of such Compensation must be made no later than thirty (30) days after the date the Plan is adopted by the Board of Directors of the Company. An election made pursuant to this Section 4.2 shall be referred to as a "Deferral Election" and shall, subject to Section 5.3, be irrevocable with respect to a Plan Year once made. A Participant's most recent Deferral Election with respect to a Plan Year shall be deemed to remain in effect with respect to each succeeding Plan Year unless the Participant revokes or changes such Election during the applicable Election Period for such Plan Year. The first Deferral Election must be evidenced by a Plan Agreement executed by the Company and the Participant, and subsequent Deferral Elections must be made on such forms and in such manner as prescribed by the Plan Administrator. Provided, however, that, as provided in this section, a Deferral Election made with respect to a Plan Year shall remain in effect with respect to succeeding Plan Years pursuant to this Section 4.2, unless the Participant revokes or modifies the Deferral Election within the applicable Election Period, and a Participant need not execute any additional documents to evidence a Deferral Election for a Plan Year if he has previously made a Deferral Election for a Plan Year by executing a Plan Agreement or a Plan Agreement and a new Deferral Election and desires to keep the most recent Deferral Election in effect for the succeeding Plan Year.

        4.3      Adjustments on Accounts. Until distributed, each Participant's Deferred Compensation Account shall be credited or debited based on the actual annualized return from any investment of the balance of a Participant's Deferred Compensation Account. As provided in Section 4.5 below, the Company will invest each Participant's entire Deferred Compensation Account in a rabbi trust for the purpose of accumulating the amounts necessary to provide benefits hereunder, with such trust assets being invested exclusively in Company Stock (defined in Section 4.5.2 below). The Participant's Deferred Compensation Account will be credited with all dividends payable with respect to the Company Stock credited to said account, with said dividends being reinvested in Company Stock in accordance with the provisions of this Plan. The rabbi trust shall reflect separate accounts for each Participant reflecting the aggregate amount of each Participant's Deferred Compensation Account under the Plan at any time.

        4.4      Subtractions for Distributions from Deferred Compensation Account. All distributions from a Participant's Deferred Compensation Account shall be subtracted when such distributions are made.

          4.5      Transfer of Deferred Compensation Account to Rabbi Trust.

4.5.1      As set forth below in Section 9.7, all Participants and their beneficiaries are general unsecured creditors of the Company with respect to the benefits due under the Plan and any Plan Agreement and the Plan and any Plan Agreement constitute a mere promise by the Company to make benefit payments in the future. It is the intention of the Company that the Plan and all Plan Agreements be considered unfunded for tax purposes. Nevertheless, the Company shall establish a rabbi trust which will be used to hold assets which are maintained as reserves against the Company's unfunded, unsecured obligations hereunder. Such reserves shall at all times be subject to the claims of the Company's creditors. The trust will be established, and assets contributed, for the purpose of fulfilling the Company's obligation hereunder, and such obligation of the Company shall be reduced to the extent such assets are utilized to meet its obligations hereunder. The trust established hereunder shall conform in all material respects to the form of trust agreement attached hereto as Exhibit A and by this reference specifically made a part hereof ("Trust"). The form of the Trust provides that all assets held by the Trust are subject to the general creditors of the Company, that the Participants and their beneficiaries have no preferred claim on, or any beneficial interest in, any assets of the Trust, and that all Trust assets will be subject to the claims of the Company's general creditors under federal and state law in the event of Insolvency, as defined in Section 3.1 of the Trust.

B-4

4.5.2      The Company shall establish the Trust to hold assets which are maintained as reserves against the Company's unfunded, unsecured obligations hereunder, and the terms of the Trust shall include the Company's instruction and direction to the trustee of said Trust (the "Trustee" "), and any investment manager appointed by said Trustee in accordance with the terms of said Trust (the "Investment Manager") to invest all or substantially all of the trust estate in common stock issued by the Company ("Company Stock") by purchasing Company Stock on the open market and to retain said Company Stock as the primary or exclusive asset of the trust estate, regardless of any actual, expected or projected fluctuations or changes in the fair market value of the Company Stock or any projections or expectations that may reflect positively or negatively on the future business or financial viability of the Company, whether or not the Company Stock are productive of any income and independent of any requirement of diversification or other factor. In addition, the Participant's Deferred Compensation Account which will be administered as part of the trust estate will be credited with all dividends payable with respect to the Company Stock credited to said account, with said dividends being reinvested in Company Stock in accordance with the provisions of this Plan. In accordance with Section 8.1 of the Trust, the Company shall deliver to the Trustee and any Investment Manager a written direction (the "Demand") that all or substantially all of the trust estate be invested in Company Stock and that said Trustee and any Investment Manager retain said Company Stock as the primary or exclusive asset of the trust estate, regardless of any actual, expected or projected fluctuations or changes in the fair market value of the Company Stock or any projections or expectations that may reflect positively or negatively on the future business or financial viability of the Company, whether or not the Company Stock are productive of any income and independent of any requirement of diversification or other factor. The requirement that all or substantially all of the trust estate be invested in Company Stock shall be specified in each Plan Agreement. Accordingly, the Trustee's or an Investment Manager's investment in, and continued retention of, Company Stock as the primary or exclusive asset of the trust estate is contemplated by, and in conformity with, the terms of this Plan, each Plan Agreement and the Trust. Therefore, if said Trustee or Investment Manager acts in accordance with said documents and the Demand, then said Trustee or Investment Manager shall incur no liability to the Company, a Participant or any other person, as provided in Section 8.1 of said Trust.

        4.6      No Withdrawals Permitted. No withdrawals or other distributions shall be permitted from a Participant's Deferred Compensation Account except as provided below in Section 5.

5      PAYMENT OF ACCOUNTS

        5.1      Vesting. Each Participant shall at all times have a fully vested interest in his Deferred Compensation Account.

        5.2      Distribution.

5.2.1      At the time of the Participant's commencement of participation in the Plan and in conjunction with his initial Deferral Election, the Participant shall elect one of the following methods of distribution:

(i)       a lump sum; or

(ii)       annual installments of three (3), five (5) or ten (10) consecutive years.

The Participant's Deferred Compensation Account shall be distributed (or distributions shall commence) on January 1 immediately succeeding the Termination Date. If the Participant's Deferred Compensation Account will be paid in annual installments, the installment amount shall be calculated by dividing the fair market value of the Participant's Deferred Compensation Account as of the payment date by the number of years remaining in the distribution period. In the event of the death of a Participant before all amounts in his Deferred Compensation Account have been distributed, the balance of such Deferred Compensation Account shall be distributed in the same manner to the Participant's designated beneficiary, if any, to the Participant's surviving spouse, if any and if no valid beneficiary designation is in place, or otherwise to the Participant's estate.

5.2.2      As set forth in Section 4.5 above, Company will establish the Trust to hold assets which are maintained as reserves against the Company's unfunded, unsecured obligations hereunder, which Trust will require, and the Company will direct, that the Trustee or any Investment Manager invest all or substantially all of the Participant's Deferred Compensation Account in Company Stock by purchasing Company Stock on the open market. Additionally, all dividends payable with respect to Company Stock credited to the Participant's Deferred Compensation Account will be reinvested in Company Stock in accordance with the terms of this Plan. Neither the Trustee nor any Investment Manager will have authority to invest assets of the trust estate in other assets and properties. When Trust assets are distributed to Participant or the Participant's beneficiary(ies) for the purpose of fulfilling the Company's obligations hereunder, the Trustee will be required to make any distribution or payment in kind in the Company Stock that comprise the Participant's Deferred Compensation Account. Further, any distribution made directly by Company shall be paid to Participant or the Participant's beneficiary(ies) in kind in Company Stock .

5.3      Distribution Due to Unforeseeable Emergency. A Participant may request a distribution due to Unforeseeable Emergency by submitting a written request to the Plan Administrator accompanied by evidence to demonstrate the existence of Unforeseeable Emergency. The Plan Administrator shall have authority to require such evidence as it deems necessary to determine if a distribution is warranted. If an application for a distribution due to Unforeseeable Emergency is approved, then the distribution shall be paid as soon as administratively practicable following approval. Any determination by the Plan Administrator shall be final and binding on the Participant.

For purposes of the forgoing, "Unforeseeable Emergency" means a severe financial hardship to the Participant resulting from a sudden and unexpected illness or accident of the Participant or of a dependant of the Participant, loss of the Participant's property due to casualty, or other similar extraordinary and unforeseeable circumstances arising as a result of events beyond the control of the Participant. The circumstances that will constitute an Unforeseeable Emergency will depend on the facts and circumstances of each case, but, in any case, payment may not be made when such hardship may be relieved:

(i)      Through reimbursement or compensation by insurance or otherwise;

(ii)      By liquidation of the Participant's assets to the extent that such liquidation would not itself cause hardship; and/or

(iii)      By cessation of deferrals under the Plan.

5.4      Payments to Minors and Incompetents. If a Participant or his or her beneficiary entitled to receive any benefits hereunder is a minor or is adjudged to be legally incapable of giving valid receipt and discharge for such benefits, or as deemed so by the Plan Administrator, benefits will by paid to such person as the Administrator may designate for the benefit of such Participant or his or her beneficiary. Such payment shall be considered a payment to such Participant or his or her beneficiary and shall, to the extent paid, be deemed a complete discharge of any liability for such payments under the Plan and any Plan Agreement.

5.5      Distribution of Benefit When Distributee Cannot be Located. The Plan Administrator shall make all reasonable attempts to determine the identity and/or whereabouts of a Participant or a Participant's beneficiary entitled to benefits under this Plan and any Plan Agreement, including the mailing by certified mail of a notice to the last known address shown on the Company's or the Administrator's records. If the Administrator is unable to locate such a person entitled to benefits hereunder, or if there has been no claim made for such benefits, the Company shall continue to hold the benefit due such person, subject to any applicable statute of escheats.

6      ADMINISTRATION OF PLAN

6.1      Plan Administrator. The administration of the Plan shall be under the supervision of the Plan Administrator. The Plan Administrator will have full power to administer the Plan in all of its details. For this purpose, the Plan Administrator's powers will include, but will not be limited to, the following authority, in addition to all other powers provided by this Plan:

(a)       to make and enforce such rules and regulations as it deems necessary or proper for the efficient administration of the Plan, including the establishment of any claims procedures that may be required by applicable provisions of law;

(b)       to exercise discretion in interpreting the Plan;

(c)       to exercise discretion in deciding all questions concerning the Plan and the eligibility of any person to participate in the Plan;

(d)      to appoint such agents, counsel, accountants, consultants, and other persons as may be required to assist in administering the Plan; and

(e)      to allocate and delegate its responsibilities under the Plan and to designate other persons to carry out any of its responsibilities under the Plan, any such allocation, delegation, or designation to be in writing.

6.2      Reporting. The Plan Administrator will provide each Participant with an annual statement of the Participant's Deferred Compensation Account. The Administrator will make available to each Participant such of his records under the Plan as pertain to him, for examination at reasonable times during normal business hours.

6.3      Indemnification of Administrator. The Company agrees to indemnify and to defend to the fullest extent permitted by law any person serving as the Administrator or as a member of a committee designated as Plan Administrator (including any employee or former employee of the Company who formerly served as Plan Administrator or as a member of such committee) against all liabilities, damages, costs and expenses (including attorney's fees and amounts paid in settlement of any claims approved by the Company) occasioned by any act or omission to act in connection with this Plan or any Plan Agreement, if such act or omission is in good faith.

7      CLAIMS FOR BENEFITS

7.1      Benefits shall be paid in accordance with the provisions of this Plan and the Participant's Plan Agreement(s). Any designated beneficiary or other person who believes that he or she is being denied a benefit to which he or she is entitled under this Plan or the Plan Agreement(s) (hereinafter referred to as a "Claimant") shall file a written request for such benefit with the Company, setting forth his or her claim. The written request shall be mailed or otherwise delivered to the Named Fiduciary under the Plan Agreement(s), at the Company's then principal place of business. The Named Fiduciary shall thereupon forward such claim to the Plan Administrator.

7.2      Upon proper delivery and receipt of a claim, the Plan Administrator shall advise the Claimant that a reply will be forthcoming within ninety (90) days and shall, in fact, deliver such reply within such period. The Plan Administrator may, however, extend the reply period for an additional ninety (90) days for reasonable cause.

If the claim is denied in whole or in part, the Plan Administrator shall provide written notice, using language calculated to be understood by the Claimant, setting forth:

(a)      The specific reason or reasons for such denial;

(b)      The specific reference to pertinent provisions of the Plan Agreement(s) on which such denial is based;

(c)      A description of any additional material or information necessary for the Claimant to perfect his or her claim and an explanation why such material or such information is necessary;

(d)      Appropriate information as to the steps to be taken if the Claimant wishes to submit the claim for review; and

(e)      The time limits for requesting a review under Section 7.3 and for review under Section 7.4 hereof.

7.3      If the claim is denied and a review is desired, the Claimant must, within sixty (60) days after the receipt by the Claimant of the written denial of claim as described above, request in writing that the Plan Administrator reconsider the determination of the Company. Such request must be addressed to the Named Fiduciary of the Company, at its then principal place of business. The Named Fiduciary shall thereupon deliver the request to the Plan Administrator. The Claimant or his or her duly authorized representative may, but need not, review the pertinent documents and submit issues and comments in writing for consideration of the Plan Administrator. If the Claimant does not request a reconsideration of the Plan Administrator's determination within such sixty (60) day period, then he or she shall be barred and stopped from challenging the Plan Administrator's determination.

7.4      Within sixty (60) days after the Plan Administrator's receipt of a timely and properly delivered request for review, it shall review the Company's determination, and after considering all materials presented by the Claimant, shall render a written opinion, written in a manner calculated to be understood by the Claimant, setting forth the specific reasons for the decision and containing specific references to the pertinent provisions of the Plan Agreement on which the decision is based. If special circumstances require that the sixty (60) day time period be extended, the Named Fiduciary will so notify the Claimant and the Plan Administrator will render the decision as soon as possible, but no later than one hundred twenty (120) days after receipt of the request for review.

7.5      The claims procedure set forth in this Section 7 shall be set forth in each Plan Agreement.

8      AMENDMENT AND TERMINATION

The Board of Directors of the Company reserves the right to amend this Plan in whole or in part at any time and from time to time and to terminate this Plan at any time, provided that written notice of such amendment or termination shall be given to the Participant and subject to any limitations on the ability to amend or alter the Plan or any Plan Agreement under the terms of any Plan Agreement or the Trust. Unless otherwise determined by Board of Directors of the Company, in the event of the termination of the Plan, all outstanding Deferral Elections shall be revoked and all Deferred Compensation Accounts shall continue to be payable in accordance with Section 5.2. Until distributed, Deferred Compensation Accounts shall continue to be credited with earnings or debited with losses pursuant to Section 4.3.

9      MISCELLANEOUS PROVISIONS

9.1      Information to Be Furnished. Participants shall provide the Company and the Administrator with such information and evidence, and shall sign such documents, as may reasonably be requested from time to time for the purpose of administration of the Plan.

9.2      Limitation of Rights. Neither the establishment of the Plan, the execution of a Plan Agreement nor any amendment thereof, nor the payment of any benefits, will be construed as giving to any Participant or other person any legal or equitable right against the Company or Plan Administrator, except as provided herein.

9.3      Spendthrift Clause. No Participant or beneficiary shall have the right to transfer, assign, alienate, anticipate, pledge, or encumber any part of the benefits provided by this Plan, by a Plan Agreement or the Trust, nor shall such benefits be subject to seizure by legal process by any creditor of such Participant or beneficiary. Any attempt to effect such a diversion or seizure shall be deemed null and void for all purposes hereunder, under any Plan Agreement and under the Trust.

9.4      Plan Not a Contract. The Plan shall not be deemed to be a contract between the Company and any Participant or the Bank and any Participant or to be consideration or an inducement for the continued service of any Eligible Director as a director of the Company or the Bank.

9.5      Construction. A pronoun or adjective in the masculine gender includes the feminine gender, and the singular includes the plural, unless the context clearly indicates otherwise.

9.6      Tax Withholding.  All payments and deferrals under the Plan and any Plan Agreement shall be subject to such income and other tax withholding requirements of applicable law, if any.

9.7      Unfunded Character. The Plan, each Plan Agreement entered into pursuant to the Plan and the Trust shall be considered unfunded arrangements and shall constitute and represent to each Participant an unsecured promise to pay by the Company. Any liability of the Company to any person with respect to benefits distributable under the Plan or any Plan Agreement shall be based solely upon such contractual obligations, if any, as shall be created by the Plan or any Plan Agreement, and shall give rise only to a claim against the general assets of the Company. No such liability shall be deemed to be secured by any pledge or any other encumbrance on any specific property of the Company or any property or assets held by the Trust. The payments to a Participant, his designated beneficiary or any other beneficiary shall be made from assets which shall continue, for all purposes, to be part of the general, unrestricted assets of the Company, including any and all assets which may be transferred to the Trust, it being specifically acknowledged that all assets held by the Trust will be subject to the general creditors of the Company, that the Participant and his beneficiaries will have no preferred claim on, or any beneficial interest in, any assets of the Trust, and that all Trust assets will be subject to the claims of the Company's general creditors under federal and state law in the event of Insolvency, as defined in Section 3.1 of the Trust.

9.8      Governing Law. The provisions of this Plan, any Plan Agreement or the Trust shall be enforced in accordance with the laws of the State of Oregon.

10      EXECUTION

        IN WITNESS WHEREOF, the Company has caused this Plan to be executed in its name and on its behalf by its duly authorized officer this ____ day of _______________, 2002.
Umpqua Holdings Corporation

By:
Its:

Umpqua Holdings Corporation

DIRECTOR COMPENSATION PLAN

Acknowledgment

      The undersigned has received a copy of the Umpqua Holdings Corporation Director Compensation Plan (the "Director Compensation Plan") and is a non-employee director of either Umpqua or a Participating Subsidiary, as such terms are defined in the Director Compensation Plan. The undersigned has reviewed the Director Compensation Plan and has had an opportunity to consult with his or her legal, tax and financial advisors with respect to the terms thereof.

      The undersigned agrees to be bound by the terms and conditions of the Director Compensation Plan and agrees that such plan fully sets forth all compensation that the undersigned is entitled to receive for his or her service as a director including participation on committees of the boards of directors.

DATED:

Signature:

Director's Printed Name:

EXHIBIT 13

Management's Discussion & Analysis Of Financial Condition & Results Of Operations

Disclosure Regarding Forward-Looking Statements

This Annual Report includes forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that expressly or implicitly predict future results, performance or events are forward-looking statements. The words "anticipate," "believe," "expect", "estimate," and "intend" and words or phrases of similar meaning, are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause or contribute to those differences include, but are not limited to, the following: general economic conditions, either nationally or regionally that could result in increased loan losses, interest rate fluctuations, pricing pressure and other competitive factors, potential delays or problems with integrating prior acquisitions, the ability to attract new deposits and loans, changes in legal or regulatory requirements, competition in the retail brokerage industry and general stock market conditions, changes in technology and other factors described in this and other Company reports and statements. Readers are encouraged to review the notes that accompany this report and are cautioned not to place undue reliance on forward-looking statements. The Company does not intend to update these forward-looking statements. All written and oral forward-looking statements attributable to the Company and/or persons acting on its behalf are expressly qualified by this disclosure.

Overview

Umpqua Holdings Corporation (the "Company") is a financial holding company headquartered in Portland, Oregon. It is the parent company of Umpqua Bank, a state-chartered commercial bank (the "Bank") and Strand, Atkinson, Williams and York, Inc. ("Strand") a retail brokerage firm. The Company provides financial solutions for its customers along the Interstate 5 corridor from Ashland through Portland, Oregon, along the Oregon coast and in southwest Washington state. The Company's strategy is to differentiate itself through superior customer service, innovative product delivery and the establishment of strong brand awareness and customer loyalty.

The Company continued its expansion in 2002 through the acquisition of Centennial Bancorp ("Centennial" or "CEBC"). The CEBC acquisition was accounted for using the purchase method of accounting and accordingly, the assets and liabilities were recorded based on their fair values at the acquisition date, which was November 15, 2002. The merger expanded the Company's presence in the Eugene market with the addition of four additional stores, in Portland with the addition of Centennial's six Portland metropolitan area offices including two offices in Vancouver, Wash., and offices in seven Portland-area retirement centers. Total CEBC assets on November 15, 2002 were approximately $843 million and the total value of the transaction, both cash and stock, was approximately $217.3 million.

In 2001, the Company merged with Independent Financial Network ("INFN") and Linn Benton Bank ("LBB"). The INFN merger was accounted for using the pooling-of-interests method of accounting and accordingly the assets, liabilities, and results of operations of the Companies were combined on a historical cost basis. Additionally, all historical financial data has been restated to reflect the merger. The LBB acquisition was accounted for using the purchase method of accounting and accordingly the assets and liabilities of LBB were combined based on their fair values.

At December 31, 2002, the consolidated Company had assets of approximately $2.6 billion and the Bank operated 67 store locations.

Strand, Atkinson, Williams & York, Inc. ("Strand"), the Company's full-service retail brokerage subsidiary, operates through offices in Portland, Eugene, Medford and Salem, Oregon and Kalama, Washington. Additionally, Strand maintains a full-time presence in six of the Bank's stores. The firm managed over $1.3 billion in client assets at December 31, 2002 and produced over $9 million in gross revenue during 2002.

1

Critical Accounting Policies and Estimates

The "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as disclosures included elsewhere in this Annual Report, are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates the estimates used, including the adequacy of the allowance for credit losses, impairment of intangible assets, other contingencies and litigation. Estimates are based upon historical experience, current economic conditions and other factors that management considers reasonable under the circumstances. These estimates result in judgments regarding the carrying values of assets and liabilities when these values are not readily available from other sources as well as assessing and identifying the accounting treatments of commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. The following critical accounting policies identify the more significant judgments and assumptions used in the preparation of the consolidated financial statements.

The allowance for credit losses is established to absorb known and inherent losses attributable to loans and leases outstanding and related off-balance sheet commitments. The adequacy of the allowance is monitored on an ongoing basis and is based on management's evaluation of numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio's risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and non-performing trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information. Approximately 66 percent of the Company's loan portfolio is secured by real estate and a significant depreciation in real estate values in Oregon would cause management to increase the allowance for credit losses.

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

At December 31, 2002 the Company had approximately $161 million in goodwill and other intangible assets as a result of business combinations. The Company adopted Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. In accordance with the standard, goodwill and other intangibles with indefinite lives are no longer being amortized but instead will be tested for impairment on an annual basis or more frequently if impairment indicators arise. Management completed impairment testing for the Company's intangibles with indefinite lives during 2002 and determined that there was no impairment.

Periodically, and in the ordinary course of business, various claims and lawsuits are brought by and against the Company. As of the date of this Annual Report, the Company was not a party to any legal proceedings management believes are material. There can be no assurance that all unasserted potential claims are known to us at any point in time.

2

Management classifies non-capitalizable costs that are a result of the Company's merger activities as merger related expenses. Merger related expenses included severance and employee relocation expenses, costs of closing duplicate facilities, conversion related expenses, contract termination costs and marketing and communication expenses.

Financial Highlights

The Company earned $22.0 million for the year ended December 31, 2002, a 157% increase over the same period in 2001. Diluted earnings per share rose to $1.03 for the year ended December 31, 2002 compared with $0.45 for the year ended December 31, 2001. Return on average shareholders' equity was 13.58% in 2002 compared with 7.22% in 2001. Return on average assets improved to 1.36% in 2002 from 0.70% in 2001.

Operating earnings are defined as the company's earnings before deduction of merger related expenses (net of tax benefit), which are only reported in periods in which significant merger related activities occur. Net income is operating earnings minus merger related expenses (net of tax benefit).

On an operating earnings basis, the Company earned $23.7 million for the year ended December 31, 2002, a 77% increase over the same period in 2002. Diluted earnings per share, on an operating earnings basis, increased to $1.11 per share, a $0.41 per share increase over the comparable per share amount in 2001. Return on average equity and return on average assets, on an operating earnings basis, were 14.64% and 1.47%, respectively, in 2002.

Total loans reached a record $1.8 billion at December 31, 2002 compared with $1.0 billion at December 31, 2001, a 75% increase. Of this increase, approximately $634 million was due to the Centennial acquisition. At the same time, total deposits reached a record $2.1 billion compared with $1.2 billion at December 31, 2001. Of this increase, approximately $722 million was due to the Centennial acquisition.

3

MD&A
Financial Highlights
Dollars in thousands, except per share data
			Percentage
Financial Highlights	2002	2001	Growth
Reconciliation of Net income to" Operating earnings"
Net Income	$ 21,968	$ 8,550	156.9%
Add back: Merger related expenses, net of tax benefit	1,721	4,837	-64.4%
Operating earnings	$ 23,689	$ 13,387	77.0%

Diluted earnings per common share	$ 1.03	$ 0.45	128.9%
Diluted operating earnings per common share	$ 1.11	$ 0.70	58.6%

Total shareholders' equity	$ 288,159	$ 135,301	113.0%
Total assets	$ 2,555,964	$ 1,428,711	78.9%
Total loans and leases	$ 1,778,315	$ 1,016,142	75.0%
Total deposits	$ 2,103,790	$ 1,204,893	74.6%

Selected Ratios	2002	2001	2000

Return on average assets	1.36%	0.70%	1.03%
Return on average equity	13.58%	7.22%	10.67%

Operating Earnings (1):
Return on average assets	1.47%	1.10%	1.19%
Return on average equity	14.64%	11.32%	12.18%

Net interest margin	5.38%	5.13%	5.30%
Loans and leases/deposits	84.53%	84.33%	75.69%

Equity to assets	11.27%	9.47%	9.62%
Dividend payout ratio	16.09%	29.53%	31.38%

Asset Quality Ratios	2002	2001	2000

Allowance for credit losses to ending total loans and leases	1.39%	1.30%	1.31%
Nonperforming loans and leases to ending total loans and leases	1.03%	0.33%	0.21%
Net charge-offs to average loans and leases	0.20%	0.20%	0.25%

(1) Excludes merger related expenses of $1,721 and $4,837 net of tax benefit in 2002 and 2001, respectively.

3

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

Selected Quarterly Financial Data (unaudited)

The following tables set forth the Company's unaudited consolidated financial data regarding operations for each quarter of 2002 and 2001. This information, in the opinion of management, includes all adjustments necessary, consisting only of normal and recurring adjustments, to state fairly the information set forth therein. Certain amounts previously reported have been reclassified to conform with current presentation. These reclassifications had no net impact on the results of operations. The increase in the provision for credit losses in the fourth quarter of 2001 was due to the application of the Umpqua Bank allowance methodology to the INFN loan portfolio.

4

	2002
	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

Interest income	$23,065	$23,149	$24,052	$30,059
Interest expense	5,695	5,428	5,739	6,935
Net interest income	17,370	17,721	18,313	23,124
Provision for credit losses	1,004	600	900	1,384
Net interest income after provision for credit losses	16,366	17,121	17,413	21,740
Non-interest income	6,480	6,001	6,705	9,157
Non-interest expense	14,917	14,889	15,121	19,035
Merger related expense	1,520	-	-	1,232
Income before provision for income taxes	6,409	8,233	8,997	10,630
Provision for income taxes	2,448	2,951	2,987	3,915
Net income	$3,961	$5,282	$6,010	$6,715

Basic earnings per common share	$0.20	$0.26	$0.30	$0.28
Diluted earnings per common share	$0.20	$0.26	$0.29	$0.28

	2001
	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

Interest income	$21,821	$21,924	$22,568	$21,725
Interest expense	9,032	8,574	8,314	6,489
Net interest income	12,789	13,350	14,254	15,236
Provision for loan and lease losses	327	496	617	1,750
Net interest income after provision for loan and lease losses	12,462	12,854	13,637	13,486
Non-interest income	4,958	6,001	5,313	7,126
Non-interest expense (excluding merger expenses)	12,359	13,637	13,718	14,542
Merger expense	787	181		5,642
Income before provision for income taxes	4,274	5,037	5,232	428
Provision for income taxes	1,688	1,761	1,947	1,010
Net income (loss) before minority interest	2,586	3,276	3,285	(582)
Net (income) loss attributable to minority interest	3	(2)	(8)	(8)
Net income (loss)	$2,589	$3,274	$3,277	$(590)

Basic earnings (loss) per common share	$0.14	$0.17	$0.17	$(0.03)
Diluted earnings (loss) per common share	$0.14	$0.17	$0.17	$(0.03)

6

Average Balances and Average Rates Earned and Paid ($000's)

The following table shows average balances and interest income or interest expense, with the resulting average yield or rates by category of average earning asset or interest-bearing liability:

	Year Ended December 31, 2002			Year Ended December 31, 2001			Year Ended December 31, 2000
		Interest	Average		Interest	Average		Interest	Average
	Average	Income or	Yields	Average	Income or	Yields	Average	Income or	Yields
	Balance	Expense	or Rates	Balance	Expense	or Rates	Balance	Expense	or Rates
Interest-earning assets:
Loans and leases (2)	$1,157,423	$86,967	7.51%	$838,348	$73,222	8.73%	$695,214	$65,110	9.37%
Taxable securities	176,430	9,408	5.33%	174,214	11,121	6.38%	221,332	13,874	6.27%
Non-taxable securities (1)	62,509	4,586	7.34%	39,723	2,811	7.08%	36,557	2,554	6.99%
Temporary investments (3)	52,888	836	1.58%	59,656	2,236	3.75%	27,955	1,794	6.42%
Total interest earning assets	1,449,250	101,797	7.02%	1,111,941	89,390	8.04%	981,058	83,332	8.49%
Cash and due from banks	64,082			24,950			49,604
Allowance for credit losses	(15,939)			(10,440)			(10,191)
Other assets	117,382			97,267			54,035
Total assets	$1,614,775			$1,223,718			$1,074,506

Interest-bearing liabilities:
Interest-bearing checking and savings
accounts	$591,919	$5,898	1.00%	$415,307	$8,587	2.07%	$404,012	$10,647	2.64%
Time deposits	463,003	15,647	3.38%	399,166	21,568	5.40%	309,681	17,949	5.80%
Federal funds purchased and
repurchase agreements	27,020	372	1.38%	21,110	614	2.91%	13,941	676	4.85%
Term debt	26,743	1,024	3.83%	30,233	1,640	5.42%	35,061	2,090	5.96%
Trust preferred securities	16,068	856	5.33%	-	-	0.00%	-	-	0.00%
Total interest-bearing liabilities	1,124,753	23,797	2.12%	865,816	32,409	3.74%	762,695	31,362	4.11%
Non-interest-bearing deposits	309,502			229,091			197,368
Other liabilities	18,746			10,400			10,281
Total liabilities	1,453,001			1,105,307			970,344
Shareholders' equity	161,774			118,411			104,162
Total liabilities and shareholders'
equity	$1,614,775			$1,223,718			$1,074,506

NET INTEREST INCOME (1)		$78,000			$56,981			$51,970
NET INTEREST SPREAD			4.91%			4.30%			4.38%

AVERAGE YIELD ON EARNING ASSETS (1),(2)			7.02%			8.04%			8.49%
INTEREST EXPENSE TO EARNING ASSETS			1.64%			2.91%			3.19%
NET INTEREST INCOME TO EARNING ASSETS (1),(2)			5.38%			5.13%			5.30%
			.
(1) Tax-exempt income has been adjusted to a tax equivalent basis at a 35% effective rate. The amount of such adjustment was an addition to recorded income of $1,554, $1,352 and $1,264 for 2002, 2001 and 2000, respectively.

(2) Non-accrual loans are included in average balance.
(3) Temporary investments include federal funds sold and interest-bearing deposits at other banks.

6

Analysis of Changes in Interest Differential ($000's)

The following table sets forth, on a tax-equivalent basis, a summary of the changes in net interest income resulting from changes in volumes and rates. Changes not due solely to volume or rate are allocated to rate.

	2002 COMPARED TO 2001			2001 COMPARED TO 20007
	INCREASE (DECREASE)			INCREASE (DECREASE)
	DUE TO CHANGE IN			DUE TO CHANGE IN
	VOLUME	RATE	NET CHANGE	VOLUME	RATE	NET CHANGE
INTEREST-EARNING ASSETS:
Loans and leases	$ 27,868	$ (14,123)	$ 13,745	$ 13,405	$ (5,293)	$ 8,112
Taxable securities	141	(1,749)	(1,608)	(2,842)	89	(2,753)
Non-taxable securities (1)	1,612	58	1,670	221	36	257
Temporary investments (2)	(254)	(1,146)	(1,400)	2,035	(1,593)	442
Total (1)	29,367	(16,960)	12,407	12,819	(6,761)	6,058

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	$ 3,652	$ (6,341)	$ (2,689)	$ 298	$ (2,358)	$ (2,060)
Time deposits	3,449	(9,370)	(5,921)	5,186	(1,567)	3,619
Repurchase agreements	172	(399)	(227)	348	(410)	(62)
Term debt	(189)	(442)	(631)	(288)	(162)	(450)
Trust preferred securities	856	-	856	-	-	-
Total	7,940	(16,552)	(8,612)	5,544	(4,497)	1,047

Net increase (decrease) in net interest income	$ 21,427	$ (408)	$ 21,019	$ 7,275	$ (2,264)	$ 5,011

(1) Tax-exempt interest income has been adjusted to a tax equivalent basis at a 35% effective tax rate.
(2) Temporary investments include federal funds sold and interest-bearing deposits at other banks.

Net Interest Income for the Years Ended December 31, 2002, 2001 and 2000

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

Net interest income on a tax-equivalent basis for the year ended December 31, 2002 was $78.0 million, a $21.0 million increase over the same period in 2001. Interest income on a tax-equivalent basis increased to $101.8 million in 2002 compared with $89.4 million in 2001. This $12.4 million increase was driven primarily by increases in the volume of earning assets, offset by a decrease in the average yield. The average volume of earning assets increased $337 million during 2002. The earning asset increase was driven primarily by growth in average loans, which were up $319 million compared with 2001. The overall yield on earning assets decreased by 1.02% during 2002 compared to 2001 due primarily to a decrease in the average yield on the Company's loan portfolio. The average yield on loans decreased from 8.73% in 2001 to 7.51% during 2002. This decrease was attributable to variable rate loan repricings and lower yields on new loan originations and refinancings. Variable rate loan repricings are based on market rates, primarily the Prime rate. The Prime rate declined 4.75% during 2001 and another 0.50% in 2002. Approximately 47% of the Company's loans reprice within one year. Interest expense for 2002 decreased to $23.8 million from $32.4 million in 2001 due to decreases in the average rates paid on interest-bearing liabilities offset by increases in the average volume of interest-bearing liabilities. The cost of interest-bearing liabilities decreased from 3.74% in 2001 to 2.12% in 2002 as management aggressively reduced deposit rates in response to the decrease in market rates. Rates paid on interest bearing checking and savings accounts are generally variable at management's discretion while rates on time deposits are generally fixed during the term of the time deposit. Approximately 70% of the Company's time deposits mature within one year. In the late third quarter and fourth quarter of 2002 the Company issued $75 million in Trust Preferred Securities in connection with the acquisition of Centennial. Rates on these securities reset quarterly based on LIBOR plus a spread. Also contributing to the improvement in net interest income was an increase in average non-interest bearing sources of funds, which increased $132 million compared with 2001. The impact of the changes discussed above was an improvement in the net interest margin from 5.13% in 2001 to 5.38% in 2002.

Net interest income on a tax-equivalent basis increased from $52.0 million in 2000 to $57.0 million in 2001. Interest income on a taxable equivalent basis increased $6.0 million due primarily to increases in the volume of average earning assets, offset by a decrease in the average rate earned. The average volume of earning assets increased $131 million due primarily to growth in loans, offset by a decrease in average taxable investment securities. Average taxable investment securities declined primarily due to calls by the issuers of the securities. The average yield on earning assets declined to 8.04% during 2001 compared with 8.49% during 2000. The decline was due primarily to a decrease in average yield on loans, which declined 0.64%, and to a lesser extent a decline in the average yield on temporary investments. Both of these yields declined due to reductions to short-term interest rates initiated by the Federal Reserve in response to a weakening economy and the terrorism attacks of September 11, 2001. As a result of these actions, the Prime rate declined from 9.50% at the beginning of 2001 to 4.75% at December 31, 2001. Interest expense increased $1 million from 2000 to 2001 due to increases in the volume of interest-bearing liabilities offset by decreases in the average rate paid. Average interest bearing liabilities increased $103 million during the year while the average cost declined from 4.11% in 2000 to 3.74% in 2001. The reduction in the average cost was due to the Company's aggressive repricing of deposit rates in response to the Federal Reserve actions. The result of the changes discussed above was compression in the net interest margin from 5.30% in 2000 to 5.13% in 2001.

Provision for Credit Losses for the Years Ended December 31, 2002, 2001 and 2000 ($000's)

The provision for credit losses is management's estimate of the amount necessary to maintain an allowance for credit losses at a level that is considered adequate based on the risk of losses inherent in the loan and lease portfolio (see additional discussion under Credit Risk and Allowance for Credit Losses). Management believes the allowance has been maintained at an adequate level with the provision for credit losses expense of $3,888 in 2002, $3,190 in 2001 and $1,936 in 2000. The provision increased in 2002 due to loan growth as well as an increase in non-accrual loans. Charge-offs, net of recoveries, were $2,234, $1,670 and $1,715 for the years ended 2002, 2001 and 2000 respectively.

Non-Interest Income for the Years Ended December 31, 2002, 2001 and 2000 ($000's)

Non-interest income was $28,343 for 2002 compared with $23,398 in 2001. Brokerage commissions and fees increased to $9,012 in 2002 from $8,309 in 2001. This increase was due to revenues generated by the Company's retail brokerage subsidiary, Strand. Mortgage banking income increased to $9,075 in 2002 from $5,106 in 2001 due to increased residential mortgage activity. Mortgage banking income consists of origination fees, gains on sales of mortgage loans, and servicing fees, net of mortgage servicing rights amortization and impairment. In response to low mortgage interest rates, the Company originated $778 million of mortgages in 2002 compared with $413 million during 2001. The Company does not anticipate that this level of activity will continue in 2003. Service fees, the third largest component of non-interest income in 2002, increased to $8,640 in 2002 from $7,768 in 2001. The increase in service fees was due primarily to growth in deposit accounts. Loss on sale of investments was $497 in 2002 which resulted from the disposal of the majority of the Company's corporate bond portfolio. This disposal was the result of the Company's desire to reduce its credit exposure in the investment portfolio.

Comparing 2001 with 2000, total non-interest income increased $5,929 primarily due to increases in revenues generated by Strand, higher mortgage banking income and service charges on deposit accounts. Revenues at Strand increased due to its acquisition of Adams, Hess, Moore, which was acquired in August 2000. Mortgage banking income increased due to increased mortgage activity as a result of a decline in mortgage interest rates. Service fees increased $1,321 due to growth in deposit accounts, selected deposit fee repricing, and increases in ATM revenues.

Non-Interest Expense for the Years Ended December 31, 2002, 2001 and 2000 ($000's)

Non-interest expense consists principally of employees' salaries and benefits, occupancy costs, service fees, brokerage settlement fees, intangible amortization, supplies, marketing and communications expenses. Also included in non-interest expense are merger related expenses. One measure of a bank's ability to contain non-interest expense is the efficiency ratio. It is calculated by dividing total non-interest expense by the sum of taxable equivalent net interest income and non-interest income. The Bank's efficiency ratio excluding merger related expenses was 55.58% in 2002 compared with 58.23% in 2001 and 59.05% in 2000.

Non-interest expense increased to $66,714 in 2002 compared with $60,881 in 2001. Excluding merger expenses, the largest component of this increase was salaries and benefits which increased $6,857. Of this increase, approximately $2,137 was due to increased staffing levels associated with mortgage loan originations. The remainder of the increase was due to increased staffing levels at the Bank as a result of new store openings, additional lending staff and general compensation increases. Occupancy and equipment expense increased to $9,596 in 2002 compared with $8,263 in 2001. The primary reason for the increase was occupancy and equipment expenses associated with expansion of the Company's store network, including the acquisition of LBB in December 2001. Services, which include expenses of attorneys, accountants, ATM network fees, armored car and messenger services, correspondent bank fees, internet banking and other professional fees increased to $5,043 in 2002 compared with $4,025 in 2001. The increase was associated with the Company's expanded store network, internet banking fees and higher correspondent bank fees. Intangible asset amortization declined to $405 in 2002 from $1,134 in 2001 due to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Accounting for Goodwill and Other Intangible Assets. The statement required that goodwill and other intangibles with indefinite lives no longer be amortized and instead be tested for impairment at least annually. The Company completed its impairment testing during the 2002 and determined that there was no impairment.

Merger related expenses consist of non-capitalizable costs that management determines are a result of the Company's merger activities. Merger related expenses were $2,752 in 2002 compared with $6,610 in 2001. Merger related expenses by year were as follows:

	Years ended December 31,
(In thousands)	2002	2001	2000
Professional fees	$224	$2,118	$1,209
Severance and relocation	726	1,647	423
Premises and equipment write-downs	-	1,205	246
Contract settlements	-	798	76
Marketing and communications	1,079	118	-
Other	723	724	18
	$2,752	$6,610	$1,972

Comparing 2001 with 2000, non-interest expense increased to $60,881 from $48,192. Salaries and benefits increased to $30,260 in 2001 from $26,463 in 2000. The growth was primarily due to increases at Strand from the acquisition of Adams, Hess, Moore ("Adams, Hess") in August 2000 and increased staffing levels associated with mortgage loan originations. Additional increases were due to staffing increases at the Bank to generate and support loan and deposit growth. Occupancy and equipment expense increased from $7,189 in 2000 to $8,263 in 2001. The increase was primarily due to occupancy and equipment expenses associated with Strand, the relocation of the Holding Company to Portland, and the opening of a new store in Central Point in early 2001. Other expenses increased to $4,107 in 2001 compared with $2,439 in 2000 due to the inclusion of full-year operating expenses associate with the Adams, Hess acquisition and loan workout expenses at the Bank.

Income Tax Expense for the Years Ended December 31, 2002, 2001 and 2000 ($000's)

The provision for income taxes was $12,301, $6,406 and $6,938 for the years 2002, 2001 and 2000, respectively. The provision resulted in effective combined federal and state tax rates of 35.9%, 42.8%, and 38.4%. The increase in the effective tax rate in 2001 was due to the tax treatment of certain merger related expenses incurred in 2001. The decrease in 2002 was partially due to a revision in the tax treatment of a portion of these merger related expenses incurred in 2001 and the adoption of SFAS No. 142 which ceased the amortization of Goodwill.

Investment Portfolio

Investment securities are classified as either available-for-sale or held-to-maturity according to management's intention. The objectives of the investment portfolio are to provide liquidity, balance interest rate risk positions and provide a profitable interest yield to the Company. The following table provides the carrying values of the Company's portfolio of investment securities as of December 31, 2002, 2001, and 2000:

	December 31,
(In thousands)	2002	2001	2000
Investment Securities Available-For-Sale At Fair Value:
U.S. Treasury and agencies	$53,188	$44,001	$95,863
U.S. Government agency mortgage-backed securities	193,257	95,925	80,406
Corporate obligations	3,750	8,647	15,217
Obligations of states and political subdivisions	60,927	44,684	40,570
Other investment securities	20,038	331	-
	$331,160	$193,588	$232,056

Investment Securities Held-To-Maturity At Amortized Cost:
U.S. Treasury and agencies	$-	$200	$-
U.S. Government agency mortgage-backed securities	-	2	-
Obligations of states and political subdivisions	17,780	18,537	17,060
Other investment securities	675	395	-
	$18,455	$19,134	$17,060

The maturity distribution and yields of securities at December 31, 2002 were as follows:
	December 31, 2002
		Approximate	Weighted
	Amortized	Market	Average
(In thousands)	Cost	Value	Yield (1)
U.S. Treasuries and Agencies:
One year or less	$12,583	$12,751	5.61%
One to five years	39,422	40,437	4.57%
	52,005	53,188	4.83%

Corporates:
One year or less	250	250	7.23%
Over ten years	3,485	3,500	4.02%
	3,735	3,750	4.24%

Obligations of States and Political Subdivisions:
One year or less	11,021	11,089	6.03%
One to five years	23,020	24,095	6.28%
Five to ten years	21,893	23,073	7.60%
Over ten years	20,363	21,263	7.59%
	76,297	79,520	6.97%

Serial Maturities (2)	191,418	193,257	5.30%

Other investment securities	20,713	20,700	2.59%
	$344,168	$350,415	5.62%

(1) Weighted average yields are stated on a federal tax equivalent basis at a 35% effective tax rate.
(2) Serial maturities includes mortgage-backed securities, collateralized mortgage obligations and asset-backed securities.

Loans and Leases

Loans and leases, excluding mortgage loans held for sale, were $1.8 billion at December 31, 2002 compared with $1.0 billion at December 31, 2001, a $762 million increase. Of this increase, $634 million was a result of the Centennial acquisition, while the Company's lending staff generated the remaining $128 million. The largest increases were in commercial and industrial loans, commercial real estate mortgages, and construction loans. The Company's loan portfolio carries credit risk, which could result in loan charge-offs. The Company manages this risk through the use of credit policies and review procedures. (See additional information under the Credit Risk and Allowance for Credit Losses discussion.)

The following table presents the composition of the Company's loan and lease portfolio at December 31 of the years indicated:
	2002		2001		2000		1999		1998
	AMOUNT	%	AMOUNT	%	AMOUNT	%	AMOUNT	%	AMOUNT	%
(In thousands)
Commercial and industrial	$554,748.00	31.2%	$235,809.00	23.2%	$161,709.00	21.5%	$129,461.00	20.4%	$103,901.00	20.4%
Real estate:
Construction	270,115.00	15.2%	151,468.00	14.9%	67,789.00	9.0%	58,995.00	9.3%	37,318.00	7.3%
Mortgage	866,878.00	48.7%	556,935.00	54.8%	443,414.00	59.0%	365,707.00	57.5%	289,335.00	56.8%
Individuals	79,169.00	4.5%	59,988.00	5.9%	69,457.00	9.2%	75,102.00	11.8%	74,484.00	14.6%
Leases	6,698.00	0.4%	4,098.00	0.4%	3,756.00	0.5%	2,725.00	0.4%	-	-
Other	707.00	0.0%	7,844.00	0.8%	5,885.00	0.8%	3,611.00	0.6%	4,346.00	0.9%
Total	$1,778,315.00	100.0%	$1,016,142.00	100.0%	$752,010.00	100.0%	$635,601.00	100.0%	$509,384.00	100.0%

The following table sets forth the Company's loan portfolio maturities on fixed rate loans and the repricing dates on variable rate loans, at December 31, 2002:
(In thousands)	Within 1 Year	1 to 5 Years	After 5 Years	Total
Fixed-Rate Loan Maturities:
Commercial and industrial	$55,521	$93,545	$38,336	$187,402
Real estate	104,134	83,206	192,223	379,563
Individuals	1,608	16,746	26,198	44,552
Other	707	-	-	707
Total	$161,970	$193,497	$256,757	$612,224

	Within 1 Year	1 to 5 Years	After 5 Years	Total
Adjustable-Rate Loan Repricing:
Commercial and industrial	$302,410	$49,849	$15,087	$367,346
Real estate	309,440	436,523	11,467	757,430
Individuals	33,293	1,292	32	34,617
Other	-	-	-	-
Total	$645,143	$487,664	$26,586	$1,159,393

Non-Performing Loans

Non-performing loans include loans that are on non-accrual status and loans that are 90 days past due with respect to the payment of principal or interest. Non-performing loans increased to $18.4 million at December 31, 2002 from $3.4 million at December 31, 2001. Of this increase, $12.9 million was due to the Centennial acquisition. Management of these credits has been transferred to the Bank's special credit team. Non-performing loans and leases as a percent of total loans and leases increased to 1.03% of total loans at December 31, 2002 compared with 0.33% in 2001.

The following tables present information with respect to non-performing assets:

	December 31,
	2002	2001	2000	1999	1998
(In thousands)
Loans on non-accrual status	$ 15,152	$ 3,055	$ 1,275	$ 2,417	$ 1,277
Loans past due greater than 90 days but
not on non-accrual status	3,243	311	306	362	324
Other real estate owned ("OREO")	2,209	1,061		86	51
Total non-performing assets	$ 20,604	$ 4,427	$ 1,581	$ 2,865	$ 1,652
Percentage of non-performing assets to total loans,
leases and OREO	1.16%	0.44%	0.21%	0.45%	0.32%

Percentage of non-performing loans and leases to
total loans and leases	1.03%	0.33%	0.21%	0.44%	0.31%

The accrual of interest on a loan is discontinued when the future collection of principal or interest is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured. When a loan is placed on non-accrual status, interest previously accrued but uncollected is reversed and charged against current income.

OREO consists of real estate acquired through foreclosure or by a deed in lieu of foreclosure. Properties in OREO are carried at the lower of net realizable value or the principal balance of the related loan. Any excess of the loan balance over fair value of the property at the time of acquisition is charged to the allowance for loan losses.

Credit Risk and Allowance for Credit Losses

The Bank's Credit Administration and Credit Quality Departments are responsible for the establishment and oversight of the Bank's credit risk policies. The credit policies address underwriting standards, internal lending limits, portfolio concentration levels, a credit risk grading system, and processes for monitoring credit risk in the portfolios. Loans are primarily monitored by closely following changes and trends in assigned risk ratings and changes and trends in past due and collection activity. Consumer loans are categorized according to the Federal Financial Institutions Examination Council ("FFIEC") Uniform Retail Credit Classification and Account Management Policy. Commercial loans are assigned individual risk ratings. These ratings are assigned at origination by the lender based upon individual credit analysis; management reviews these ratings. The Credit Quality Department ("Credit Quality") independently reviews newly originated and renewed loans to ensure risk ratings are appropriate. Credit Quality also reviews loans with repeated past due payments to determine if the risk grade is still appropriate. The review findings are reported to senior management and the Audit Committee.

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

Between 1997 and 2002, the Bank's loan portfolio grew from $409.7 million to $1.8 billion as a result of acquisitions, increased market share and expansion into new locations. The Bank maintains sound underwriting practices for loans advanced and management has funded the allowance to keep pace with loan growth. The make-up of the loan portfolio changed with the loan growth. The portfolio has gradually evolved from an 80%/20% mix between commercial and consumer borrowers in 1997 to a 95%/5% mix in 2002 (see loan discussion). This migration resulted in an increase in the average loan size and an increase in exposure to the higher level risk associated with commercial and commercial real estate loans. Correspondingly, management has funded the allowance for this risk.

The Bank also monitors industry concentration levels in its loan and lease portfolio and maintains an allowance level to cover risks identified by industry.

Allowance and Provision for Credit Losses - Credit loss allowance allocations are calculated based on risk grades of commercial loans and ratings of consumer loans. Loans receive risk grades based on the evaluation of the quality of the individual credit. The evaluation is based on the financial strength of the borrower and/or the valuation of the underlying collateral. Credit loss reserve allocations for risk grades are based on regulatory standards, historical loss rates, and management's assessment of the economic climate and current conditions. Potential problem loans are reviewed for impairment and assigned a specific allocation of the allowance if appropriate. While allowance amounts are allocated to various portfolio categories or classifications, the total allowance, less the portion attributable to the allowance as prescribed under provisions of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, is available to absorb losses from any loan category.

The following table sets forth the allocation of the allowance for credit losses:
	December 31, 2002		December 31, 2001		December 31, 2000
		Percentage of Loans in Each		Percentage of Loans in Each		Percentage of Loans in Each
	Amount	Category to Total Loans	Amount	Category to Total Loans	Amount	Category to Total Loans
(In thousands)
Commercial and industrial	$ 11,010	31.3%	$ 3,760	23.3%	$ 2,841	21.5%
Real estate	11,302	65.9%	7,919	70.0%	5,072	68.4%
Loans to individuals	1,653	2.8%	1,121	5.9%	1,241	9.3%
Other	-	-	7	0.8%	106	0.8%
Unallocated	766		414		578
	$ 24,731	100.0%	$ 13,221	100.0%	$ 9,838	100.0%

The following table illustrates historical activity in the allowance for credit losses account:
	Years Ended December 31,
	2002	2001	2000	1999	1998
(In thousands)
Loans and leases outstanding at end of year	$ 1,778,315	$ 1,016,142	$ 752,010	$ 635,601	$ 516,033

Average loans and leases outstanding	$ 1,157,423	$ 838,348	$ 695,214	$ 566,870	$ 502,618

Allowance for credit losses, beginning of year	$ 13,221	$ 9,838	$ 9,617	$ 8,497	$ 5,350

Charge-offs:
Commercial	1,685	1,380	1,205	553	289
Real estate	679	111	105	31	91
Consumer	428	655	531	535	689
Total charge-offs	2,792	2,146	1,841	1,119	1,069

Recoveries:
Commercial	440	308	53	263	86
Real estate	31	25	6	-	-
Consumer	87	143	67	114	100
Total recoveries	558	476	126	377	186

Net loans and leases charged off	2,234	1,670	1,715	742	883

Provision charged to income	3,888	3,190	1,936	1,862	2,132
Acquisitions	9,856	1,863			1,898
Allowance for credit losses, end of year	$ 24,731	$ 13,221	$ 9,838	$ 9,617	$ 8,497

Ratio of net loans and leases charged off to
average loans and leases outstanding	0.19%	0.20%	0.25%	0.13%	0.18%

Ratio of allowance for credit losses to
ending total loans and leases	1.39%	1.30%	1.31%	1.51%	1.65%

The Bank maintains an allowance for credit losses to absorb losses in the loan and lease portfolio. Management monitors the loan and lease portfolio and evaluates the adequacy of the allowance quarterly. The reserve is maintained at a level management considers adequate to cover the risk in the loan and lease portfolio.

The Bank follows guidance from the Interagency Policy Statement issued by the FFIEC regarding Allowance for Loan and Lease Losses Methodologies. Quarterly, management determines the appropriate allowance for credit losses using the following three methodologies:

  Loss allocation to groups of loans by internal risk grade
  Loss allocation by loan type
  Loss allocation by historical loss percentage

Management's determination of the adequacy of the allowance is based on an assessment of the risk in the portfolio given the conditions at the time. This assessment consists of certain loans and leases being evaluated on an individual basis, as well as all loans being categorized based on common credit risk attributes and being evaluated as a group. The adequacy of the allowance is monitored on an ongoing basis and is based on management's evaluation of numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio's risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and non-performing trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information.

Goodwill and Other Intangible Assets ($000's)

Goodwill and other intangible assets consist of goodwill and core deposit intangibles. Goodwill and other intangibles totaled $160,967 at December 31, 2002 compared with $25,841 at December 31, 2001. Goodwill arises from acquisitions accounted for using the purchase method and represents the excess of the purchase price over the estimated fair value of the net assets acquired. Effective January 1, 2002 the Company adopted SFAS No. 142, Accounting for Goodwill and Other Intangible Assets, and accordingly no longer amortizes its goodwill. The Company completed impairment testing of its intangibles, as required by SFAS No. 142, during 2002 and determined that there was no impairment. Other intangibles consist of core deposit intangibles, which are being amortized over their estimated useful life on an accelerated basis.

Deposits and Borrowings ($000's)

Total deposits increased $899 million over December 31, 2001 to $2.1 billion at December 31, 2002. Borrowings and securities sold under agreements to repurchase decreased slightly to $60.4 million at December 31, 2002 compared to $64.3 million at December 31, 2001. See additional discussion under the Liquidity section.

The following table sets forth the average balances of the Company's interest-bearing liabilities, interest expense and average rates paid for the periods indicated:
	Year Ended December 31,
	2002			2001			2000
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Liabilities:
Interest-bearing checking and savings accounts	$ 591,919.00	$ 5,898.00	1.00%	$ 415,307.00	$ 8,587.00	2.07%	$ 404,012.00	$ 10,647.00	2.64%

Time deposits	463,003.00	15,647.00	3.38%	399,166.00	21,568.00	5.40%	309,681.00	17,949.00	5.80%
Federal funds purchased and repurchase agreements	27,020.00	372.00	1.38%	21,110.00	614.00	2.91%	13,941	676	4.85%

Term debt	26,743.00	1,024.00	3.83%	30,233.00	1,640.00	5.42%	35,061.00	2,090.00	5.96%
Trust preferred securities	16,068.00	856.00	5.33%	-	-	0.00%	-	-	0.00%
Total interest-bearing liabilities	1,124,753.00	$ 23,797.00	2.12%	865,816.00	$ 32,409.00	3.74%	762,695.00	$ 31,362.00	4.11%
Non-interest-bearing liabilities	328,248.00			239,491.00			207,649.00
Total liabilities	$ 1,453,001.00			$ 1,105,307.00			$ 970,344.00

Trust Preferred Securities ($000's)

Umpqua Statutory Trust I, II and III ("Trusts") issued $75 million of Mandatorily Redeemable Preferred Securities (Trust Preferred Securities) during the third and fourth quarter of 2002. The Company owns 100 percent of the common equity of the Trusts. The proceeds of the offering were invested by the Trusts in junior subordinated debentures of Umpqua Holdings Corporation. The debentures bear the same terms and interest rates as the related Trust Preferred Securities. Umpqua Holdings Corporation has wholly and unconditionally guaranteed all of the obligations of the Trusts. The Trust Preferred Securities have a 30-year stated maturity date, but are optionally redeemable by the Company after five years. Interest on the Trust Preferred Securities resets quarterly based on the 90-day LIBOR rate plus a margin. The margin over LIBOR on the securities varies from 3.35%-3.50%. Proceeds from the securities were used to fund the cash portion of the Centennial acquisition. Under applicable regulatory guidelines, the securities qualify as Tier 1 capital subject to certain limitations. At December 31, 2002 the regulatory limitations did not affect the Company's Tier 1 capital calculation.

Market Risk

Interest-rate, credit, liquidity and operations risks are the most significant risks affecting the Company's performance. Other types of risks, such as commodity and foreign exchange risk do not impact the Company in the normal course of business. The Company relies on credit reviews, underwriting standards and the adequacy of the allowance for credit losses to mitigate credit risk. The Company manages liquidity risk through the maintenance of cash resources, lines of credit with other financial institutions, and a stable base of core deposits. See additional discussion in the Liquidity section.

The Company manages the balance between the rate-sensitive assets and rate-sensitive liabilities being repriced in any given period with objectives of minimizing fluctuations in net interest income. The Company considers its rate-sensitive assets to be those that either contain a provision to adjust the interest rate periodically or mature within one year. These assets include certain loans and leases and investment securities and interest-bearing deposits in other banks. Rate-sensitive liabilities are those liabilities that are considered sensitive to periodic interest rate changes within one year, including maturing time certificates, savings deposits, interest-bearing demand deposits and Trust Preferred securities. The difference between the aggregate amount of assets and liabilities that reprice within various time frames is called the "static gap." The Company generally seeks to maintain a balanced position within one year, whereby the difference between assets and liabilities is minimized. This is accomplished by maintaining a significant level of loans, investment securities and deposits available for repricing within one year.

According to the traditional financial institution industry static gap basis table set forth on the following table, the Company was liability sensitive within one year due primarily to interest-bearing demand deposits. These deposits do not necessarily react at the same time or in the same degree as the Bank's prime rate.

Interest Rate Sensitivity- Static Gap Basis	By Repricing Interval				Non-Interest-
December 31, 2002 (in thousands)	0-3 Months	3-12 Months	1-5 Years	Over 5 Years	Bearing Funds	Total
Assets
Interest-bearing deposits in other banks	$ 17,649	$ -	$ -	$ -	$ -	$ 17,649.00
Securities available-for-sale	27,461	72,986	172,977	57,736	-	331,160.00
Securities held-to-maturity	601	3,947	10,729	3,178	-	18,455.00
Trading account securities	1,905	-	-	-	-	1,905.00
Loans	542,457	326,649	687,913	283,645	-	1,840,664.00
Non-interest-earning assets and allowance for
credit losses					346,131	346,131.00
Total	$ 590,073.00	$ 403,582.00	$ 871,619.00	$ 344,559.00	$ 346,131.00	$ 2,555,964.00

Liabilities and Shareholders' Equity
Interest-bearing demand deposits	$ 814,494.00	$ -	$ -	$ -	$ -	$ 814,494.00
Savings deposits	162,043	-	-	-	-	162,043.00
Time deposits	144,227	296,584	190,311	1,321	-	632,443.00
Securities sold under agreements to repurchase	31,232	-	-	-	-	31,232.00
Federal funds purchased	5,000	-	-	-	-	5,000.00
Trust preferred securities	75,000	-	-	-	-	75,000.00
Term debt	57	12,162	12,000	-	-	24,219.00
Non-interest-bearing liabilities and shareholders'
equity					811,533	811,533.00
Total	$ 1,232,053	$ 308,746	$ 202,311	$ 1,321	$ 811,533	$ 2,555,964

Interest rate sensitivity gap	$ (641,980)	$ 94,836	$ 669,308	$ 343,238	$ (465,402.00)
Cumulative	$ (641,980)	$ (547,144)	$ 122,164	$ 465,402	$ 0
Cumulative gap as a % of earning assets

In addition to the static gap report, management uses an asset-liability simulation model to measure interest rate risk. The model simulates net interest income under various interest rate scenarios over a twelve-month period. The model results indicate that the Company will be slightly negatively impacted by falling interest rates and would be slightly positively impacted by rising interest rates. It should be noted that the model does not necessarily take into account all future management actions that could be undertaken, if there were a change in actual market interest rates during the year. Additionally, certain assumptions are required to perform modeling simulations that may have a significant impact on the results. Model assumptions include timing and amount of non-maturity deposit repricing, estimated prepayments of loans and changes in the mix of the balance sheet. The change in net interest income may not always follow the general expectations of an asset sensitive or liability sensitive balance sheet during periods of changing interest rates, because interest rates earned or paid may change by differing increments and at different time intervals for each type of interest sensitive asset or liability. As a result of these factors, at any given time, the Company may be more sensitive or less sensitive to changes in interest rates than indicated in the following table.

Based on a financial analysis (dynamic gap) performed as of December 31, 2002 and 2001, which takes into account how the specific interest rate scenario would be expected to affect each interest-earning asset and each interest-bearing liability, the Company estimates that changes in the prime interest rate would affect the Company's performance as follows:
December 31, 2002
Increase (decrease) in
	Net Interest Income	Net Interest Margin	Return on Equity*
(Prime rate- 4.25%)	(000's)	2002 = 5.38%	2002 = 14.64%

Prime rate increase of:
2% to 6.25%	$ 7,642	5.70%	17.51%
1% to 5.25%	$ 4,809	5.58%	16.45%

Prime rate decrease of:
2% to 2.25%	$ (10,550)	4.94%	10.68%
1% to 3.25%	$ (6,200)	5.12%	12.32%

December 31, 2001
Increase (decrease) in
	Net Interest Income	Net Interest Margin	Return on Equity*
(Prime rate- 4.75%)	(000's)	2001 = 5.13%	2001 = 11.32%

Prime rate increase of:
2% to 6.75%	$ 4,210	5.50%	13.32%
1% to 5.75%	$ 3,092	5.40%	12.79%

Prime rate decrease of:
2% to 2.75%	$ (4,671)	4.70%	9.02%
1% to 3.75%	$ (2,815)	4.87%	9.93%

* Before merger related expenses

Liquidity

Liquidity enables the Company to meet the borrowing needs of its customers and withdrawals of its depositors. The Company meets its liquidity needs through the maintenance of cash resources, lines of credit with other financial institutions, a stable base of core deposits and the use of Trust Preferred Securities. Excess funds, when available, are deposited on a short-term basis with the Federal Home Loan Bank ("FHLB") or invested overnight with other banks as federal funds sold. Customer deposits are the Company's primary source of funds. Having a stable and diversified deposit base is a significant factor in the Company's long-term liquidity structure.

At December 31, 2002 Umpqua Bank had unused lines of credit of $636 million at the FHLB. The FHLB requires the bank to maintain a required level of investment in FHLB and sufficient collateral to qualify for notes. At December 31, 2002, Umpqua Bank had $338 million in qualifying collateral. The Company also had fed funds lines available at various financial institutions totaling $50.0 million at other financial institutions. At December 31, 2002 the Company had overnight investments of $12.0 million. The Company also has the flexibility of selling securities from its available-for-sale investment portfolio to meet liquidity needs.

Capital

Shareholders' equity was $288.2 million at December 31, 2002 compared with $135.3 million at December 31, 2001. The increase was due primarily to the $131.3 million issuance of stock in connection with the Centennial acquisition, earnings of $22.0 million, $2.3 million proceeds from the exercise of stock options, offset by dividends paid of $3.5 million.

Management seeks to maintain capital at a level that provides shareholders, customers and regulators with assurance of the Company's financial soundness, while at the same time employing leverage to achieve a desirable level of profitability. The Company is subject to certain minimum regulatory capital standards. These minimum standards include maintaining Tier 1 Capital at 4.0% and Total Capital at 8.0% of risk-weighted assets. At December 31, 2002 the Company had a Tier 1 ratio of 9.56% and a Total Capital ratio of 10.74%.

The Bank is also subject to regulatory capital standards. These minimum standards include maintaining Tier 1 Capital at 4.0% and Total Capital at 8.0% of risk-weighted assets. At December 31, 2002 the Bank had a Tier 1 ratio of 9.05% and a Total Capital ratio of 10.24%.

Inflation

Assets and liabilities of a financial institution are primarily monetary in nature and therefore inflation has a less significant impact on financial institutions than fluctuations in interest rates. Inflation, as measured by the Consumer Price Index, has not changed significantly during the past two years and has not had a material impact on the Company.

UMPQUA HOLDINGS CORPORATION

Consolidated Financial Statements for the Years
Ended December 31, 2002, 2001 and 2000,
and Independent Auditors' Report

UMPQUA HOLDINGS CORPORATION

TABLE OF CONTENTS

Page

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
Umpqua Holdings Corporation
Portland, Oregon

We have audited the consolidated balance sheets of Umpqua Holdings Corporation and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Umpqua Holdings Corporation and Independent Financial Network, Inc. as described in Note 2 to the consolidated financial statements. We did not audit the statements of income, stockholders' equity, and cash flows of Independent Financial Network, Inc. for the year ended December 31, 2000, which statements reflect total net interest income and net income of $15,376,000 and $2,236,000, respectively, for the year ended December 31, 2000. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Independent Financial Network, Inc. for 2000, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Umpqua Holdings Corporation and subsidiaries as of December 31, 2002, and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill to conform with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ Deloitte & Touche LLP

Portland, Oregon
February 14, 2003

UMPQUA HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001 ($000's)

ASSETS	2002	2001
Cash and due from banks, non-interest-bearing (Note 3)	$ 101,892	$ 70,155
Federal funds sold	12,049	26,353
Interest-bearing deposits in other banks	6,601	11,480
Total cash and cash equivalents	120,542	107,988
Trading account securities	1,905	3,010
Investment securities available-for-sale, including $155,085 in pledged securities
at fair value (Note 4)	331,160	193,588
Investment securities held-to-maturity, including $15,413 in pledged securities
at amortized cost (Note 4)	18,455	19,134
Mortgage loans held for sale, at cost which approximates market	62,349	11,520

Loans receivable (Note 5)	1,771,617	1,012,044
Leases	6,698	4,098
Less: Allowance for credit losses (Note 5)	(24,731)	(13,221)
Loans and leases, net	1,753,584	1,002,921
Federal Home Loan Bank stock, at cost	6,589	8,170
Premises and equipment, net (Note 6)	58,585	38,871
Mortgage servicing rights, net (Note 7)	9,316	4,876
Goodwill and other intangibles, net (Note 8)	160,967	25,841
Accrued interest receivable and other assets	32,512	12,792
	$ 2,555,964	$ 1,428,711

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposit liabilities:
Demand, non-interest-bearing	$ 494,810	$ 270,813
Demand, interest-bearing	814,494	440,739
Savings	162,043	73,357
Time deposits (Note 9)	632,443	419,984
Total deposit liabilities	2,103,790	1,204,893
Securities sold under agreements to repurchase (Note 10)	31,232	25,715
Federal funds purchased	5,000	7,500
Term debt (Note 16)	24,219	31,041
Trust preferred securities (Note 17)	75,000	-
Accrued interest payable and other liabilities	28,564	24,261
	2,267,805	1,293,410

Commitments and contingencies (Notes 11 and 20)

Shareholders' equity (Notes 18 and 19)
Common stock, no par value, 100,000,000 shares authorized; issued and
outstanding: 27,980,591 in 2002 and 19,952,965 in 2001	225,380	92,268
Retained earnings	59,475	41,041
Accumulated other comprehensive income	3,304	1,992
	288,159	135,301
	$ 2,555,964	$ 1,428,711
See notes to consolidated financial statements.

UMPQUA HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 ($000s, except per share amounts)

	2002	2001	2000
INTEREST INCOME
Interest and fees on loans	$ 86,967	$ 73,222	$ 65,110
Interest on taxable investment securities	8,942	9,220	11,948
Interest on tax-exempt investment securities	3,032	2,737	2,655
Dividends on FHLB and FRB stock	466	533	474
Interest on temporary investments	836	2,236	1,794
Interest on trading account securities	82	90	87
Total interest income	100,325	88,038	82,068

INTEREST EXPENSE
Interest on deposits	21,545	30,155	28,596
Interest on securities sold under agreements to repurchase	372	614	676
Interest on borrowed funds	1,024	1,640	2,090
Interest on Trust Preferred securities	856
Total interest expense	23,797	32,409	31,362
Net interest income	76,528	55,629	50,706

Provision for credit losses (Note 5)	3,888	3,190	1,936
Net interest income after provision for credit losses	72,640	52,439	48,770

NON-INTEREST INCOME
Service fees	8,640	7,768	6,447
Brokerage commissions and fees	9,012	8,309	6,458
Mortgage banking income	9,075	5,106	2,262
(Loss) gain on sale of investments	(497)	210	4
Other income	2,113	2,005	2,298
Total non-interest income	28,343	23,398	17,469

NON-INTEREST EXPENSE
Salaries and benefits (Note 15)	37,117	30,260	26,463
Occupancy and equipment	9,596	8,263	7,189
Communications	3,147	2,633	2,408
Marketing	1,837	1,580	1,398
Supplies	1,591	1,650	1,316
Services	5,043	4,025	3,529
Settlement fees	822	619	546
Intangible amortization (Note 8)	405	1,134	932
Other operating	4,404	4,107	2,439
Merger related expenses (Note 2)	2,752	6,610	1,972
Total non-interest expense	66,714	60,881	48,192

INCOME BEFORE PROVISION FOR INCOME TAXES	34,269	14,956	18,047

PROVISION FOR INCOME TAXES (Note 12)	12,301	6,406	6,938
NET INCOME	$ 21,968	$ 8,550	$ 11,109

EARNINGS PER COMMON SHARE (Note 14)
Basic	$ 1.04	$ 0.46	$ 0.59

Diluted	$ 1.03	$ 0.45	$ 0.59

See notes to consolidated financial statements.

UMPQUA HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 ($000's)

				Accumulated
				Other Com-
	Common Stock			prehensive	Compre-
			Retained	Income	hensive
	Shares	Amount	Earnings	(Loss)	Income

BALANCE AT JANUARY 1, 2000	18,699,619	$ 75,986	$ 27,394	$ (4,336)
Net income			11,109		$ 11,109
Other comprehensive income, net of tax
Unrealized gains on securities arising during the period (1)				4,679	4,679
Comprehensive income					$ 15,788
Stock repurchased and retired	(15,962)	(117)
Stock option plans (Note 19)	44,643	258
Cash dividends			(3,487)
Balance at December 31, 2000	18,728,300	$ 76,127	$ 35,016	$ 343

BALANCE AT JANUARY 1, 2001	18,728,300	$ 76,127	$ 35,016	$ 343
Net income			8,550		$ 8,550
Other comprehensive income, net of tax
Unrealized gains on securities arising during the period (2)				1,649	1,649
Comprehensive income					$ 10,199
Stock option plans (Note 19)	110,258	811
Stock issued in connection with acquisitions (Note 2)	1,114,407	15,330
Cash dividends			(2,525)
Balance at December 31, 2001	19,952,965	$ 92,268	$ 41,041	$ 1,992

BALANCE AT JANUARY 1, 2002	19,952,965	$ 92,268	$ 41,041	$ 1,992
Net income			21,968		$ 21,968
Other comprehensive income, net of tax
Unrealized gains on securities arising during the period (3)				1,312	1,312
Comprehensive income					$ 23,280
Deferred compensation related to acquisitions		(356)
Deferred compensation earned during the period		140
Stock repurchased and retired	(14,893)	(228)
Stock option plans (Note 19)	223,438	2,285
Stock issued in connection with acquisitions (Note 2)	7,819,081	131,271
Cash dividends			(3,534)
Balance at December 31, 2002	27,980,591	$ 225,380	$ 59,475	$ 3,304

(1) Net unrealized holding gain on securities of $4,681 (net of $2,666 tax expense) less reclassification adjustment for net gains included in net earnings of $2 (net of $2 tax expense)
(2) Net unrealized holding gain on securities of $1,779 (net of $1,098 tax expense) less reclassification adjustment for net gains included in net earnings of $130 (net of $80 tax expense)

(3) Net unrealized holding gain on securities of $1,010 (net of $705 tax expense) plus reclassification adjustment for net losses included in net earnings of $302 (net of $195 tax benefit)

See notes to consolidated financial statements.

UMPQUA HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 ($000's)

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 21,968	$ 8,550	$ 11,109
Adjustments to reconcile net income to net cash (used by) provided by operating activities:
Federal Home Loan Bank stock dividends	(466)	(489)	(428)
Deferred income tax (benefit) expense	(2,304)	88	275
Amortization of investment premiums, net	808	360	310
Origination of loans held for sale	(777,727)	(412,915)	(96,889)
Proceeds from sales of loans held for sale	745,824	406,351	98,566
Net decrease (increase) in trading account securities	1,105	(1,904)	(277)
Provision for credit losses	3,888	3,190	1,936
Gain on sales of loans	(10,577)	(1,389)	(477)
Loss (gain) on call/sales of investment securities available for sale	497	(210)	(4)
Increase in mortgage servicing rights	(5,424)	(1,739)	(420)
Depreciation and amortization	3,768	4,531	3,882
Net increase in other assets	(5,503)	(921)	(1,023)
Net (decrease) increase in other liabilities	(2,651)	4,879	3,070
Other, net	1,502	15	126
Net cash (used by) provided by operating activities	(25,292)	8,397	19,756

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(158,987)	(77,369)	(40,717)
Purchases of investment securities held-to-maturity	-	(1,395)	-
Purchases of Federal Home Loan Bank stock	-	(41)	(47)
Sales and maturities of investment securities available-for-sale	119,236	129,416	35,350
Redemption of Federal Home Loan Bank stock	3,747	759	(3)
Maturities of investment securities held-to-maturity	1,011	744	955
Net loan and lease originations	(148,737)	(149,888)	(112,118)
Purchase of loans	-	(28,340)	(19,871)
Disposals of furniture and equipment	1,423	-	-
Acquisitions, net of cash acquired	(15,074)	7,313	(1,797)
Investment in subsidiary	(638)	(333)	-
Proceeds from sales of loans	16,176	3,762	13,958
Purchases of premises and equipment	(8,767)	(5,444)	(5,531)
Minority interest in subsidiaries	-	(2,594)	(853)
Net cash used by investing activities	(190,610)	(123,410)	(130,674)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit liabilities	176,948	113,490	152,312
Net (decrease) increase in Fed funds purchased	(2,500)	7,500	-
Net (decrease) increase in securities sold under agreements to repurchase	(1,764)	17,135	1,632
Dividends paid on common stock	(3,534)	(2,525)	(3,487)
Issuance of Trust preferred securities	75,000	-	-
Proceeds from stock options exercised	1,504	656	155
Retirement of common stock	(228)	-	(117)
Term debt borrowings	30,000	-	-
Repayments of term debt	(46,970)	(8,416)	(24,618)
Net cash provided by financing activities	228,456	127,840	125,877
Net increase in cash and cash equivalents	12,554	12,827	14,959
Cash and cash equivalents, beginning of year	107,988	95,161	80,202
Cash and cash equivalents, end of year	$ 120,542	$ 107,988	$ 95,161

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ 31,173	$ 32,818	$ 30,602
Income taxes	$ 14,045	$ 8,279	$ 6,014

See notes to consolidated financial statements.

UMPQUA HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Umpqua Holdings Corporation (the "Company") is a financial holding company headquartered in Portland, Oregon, and is engaged primarily in the business of commercial and retail banking and the delivery of retail brokerage services. The Company provides a wide range of banking, asset management, mortgage banking, and other financial services to corporate, institutional and individual customers through its wholly-owned banking subsidiary Umpqua Bank (the "Bank"). The Company engages in the retail brokerage business through its wholly-owned subsidiary Strand, Atkinson, Williams & York, Inc. ("Strand"). The Company is also the parent company of Umpqua Statutory Trust I, II and III (the "Trusts"). The Company and its subsidiaries are subject to the regulations of certain National and State agencies and undergo periodic examination by these regulatory agencies.

Basis of Financial Statement Presentation - The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with prevailing practices within the banking and securities industries. In preparing such financial statements, management is required to make certain estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses for the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses and the valuation of mortgage servicing rights.

Consolidation - The accompanying consolidated financial statements include the accounts of Umpqua Holdings Corporation, Umpqua Bank, Strand, Atkinson, Williams & York, Inc. and Umpqua Statutory Trusts I, II and III. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents include cash and due from banks, federal funds sold and interest bearing balances due from other banks.

Trading Account Securities - Debt securities held for resale are classified as trading account securities and reported at fair value. Realized and unrealized gains or losses are recorded in noninterest income.

Investment Securities held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Securities available-for-sale are stated at fair value. Gains and losses on sales of securities, recognized on a specific identification basis, are included in noninterest income. Net unrealized gain or loss on securities available-for-sale is included, net of tax, as a component of shareholders' equity.

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

Leases -The aggregate lease payments to be received over the term of the leases plus the estimated residual values are capitalized as net investment in the leases. The excess of the investment in the leases over the costs of equipment (unearned income) is recognized as income over the term of the lease using a method that results in an approximate level yield. Gains or losses from the sales of residual values of leased equipment are included in other non-interest income.

Impaired Loans - Loans specifically identified as impaired are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. If the measurement of the impaired loan is less than the recorded investment in the loan, impairment is recognized by creating or adjusting an existing allocation of the allowance for credit losses. Interest received on impaired loans is applied first against the recorded impaired loan until paid in full, next as a recovery up to any amounts charged off related to the impaired loan and lastly as revenue.

Allowance for Credit Losses - The allowance for credit losses is established to absorb known and inherent losses primarily resulting from loans and leases outstanding and related off-balance sheet commitments. Accordingly, all credit losses are charged to the allowance and all recoveries are credited to it. The provision for credit losses charged to operating expense is based on past credit loss experience and other factors which, in management's judgment, deserve current recognition in estimating probable credit losses. Such other factors include growth and composition of the loan and lease portfolio, credit concentrations, trends in portfolio volume, maturities, delinquencies and non-accruals, the relationship of the allowance for credit losses to outstanding loans and leases, and general economic conditions. While management uses the best information available to base its estimates, future adjustments to the allowance may be necessary if economic conditions, particularly in the Company's market, differ substantially from the assumptions used. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for credit losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. The Company's principal lending activity is concentrated along the Interstate 5 corridor in Oregon state.

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

Mortgage Servicing Rights - Mortgage servicing rights ("MSR") retained are measured by allocating the carrying value of the loans between the assets sold and the interest retained, based on the relative fair value at the date of the securitization. MSR are capitalized at their allocated carrying value and amortized in proportion to, and over the period of, estimated future net servicing income.

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

Premises and Equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided over the estimated useful life of equipment, 3 to 10 years, on a straight-line or accelerated basis. Depreciation is provided over the estimated useful life of premises, up to 39 years, on a straight-line or accelerated basis. Expenditures for major renovations and betterments of the Company's premises and equipment are capitalized. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, management reviews long-lived assets and intangibles any time that a change in circumstance indicates that the carrying amount of these assets may not be recoverable. Recoverability of these assets is determined by comparing the carrying value of the asset to the forecasted undiscounted cash flows of the operation associated with the asset. If the evaluation of the forecasted cash flows indicates that the carrying value of the asset is not recoverable, the asset is written down to fair value.

Intangibles consist of goodwill and core deposit intangibles. Core deposit intangibles are amortized on an accelerated basis over 10 years. Intangibles are evaluated periodically for impairment.

Other Real Estate Owned represents property acquired through foreclosures or settlement of loans and is carried at the lower of the principal amount of the loans outstanding at the time acquired or at the estimated fair market value of the property. Other real estate owned is recorded in other assets in the financial statements.

Federal Home Loan Bank Stock - The Company's investment in Federal Home Loan Bank ("FHLB") stock is carried at par value, which reasonably approximates its fair value. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets or FHLB advances. At December 31, 2002, the Company's minimum required investment was approximately $2.4 million. The Company may request redemption at par value of any stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB.

Reclassifications - Certain amounts reported in prior years' financial statements have been reclassified to conform to the current presentation. The effects of the reclassifications are not considered material.

Business Segments - SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, requires public enterprises to report certain information about their operating segments in a complete set of financial statements to shareholders. It also requires reporting of certain enterprise-wide information about the Company's products and services, its activities in different geographic areas, and its reliance on major customers. The basis for determining the Company's operating segments is the manner in which management operates the business. Management has identified four primary business segments, Retail Banking, Retail Brokerage, Mortgage Banking and Other. Retail Banking consists of the Company's 68 stores and is engaged in full-service community banking. The Retail Brokerage segment consists of the operations of Strand. Strand provides a full range of retail brokerage activities. The Mortgage Banking segment is a division of the Bank engaged in the origination, sale and servicing of single family residential mortgages. Other consists of administrative overhead expenses and inter-segment eliminations.

Stock Options and Profit Sharing Plans- The Company applies APB Opinion No. 25 in accounting for its plan and, accordingly, no compensation cost has been recognized for stock options in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for the stock options under the Black-Scholes option-pricing model, as permitted, the Company's net income would have been reduced to the pro forma amounts indicated below:

	2002	2001	2000

Net income, as reported (000's)	$ 21,968	$ 8,550	$ 11,109
Net income, pro forma (000's)	$ 21,724	$ 8,527	$ 10,866
Basic earnings per share	$ 1.04	$ 0.46	$ 0.59
Basic earnings per share, pro forma	$ 1.03	$ 0.45	$ 0.58
Diluted earnings per share	$ 1.03	$ 0.45	$ 0.59
Diluted earnings per share, pro forma	$ 1.02	$ 0.45	$ 0.57

The Company has a profit sharing plan covering substantially all its employees. The contribution is determined annually by the Board of Directors at its discretion.

The Company has a stock option plan. For stock options issued under the plan, grants are issued with an exercise price equal to the fair value of the shares at the date of grant. In accordance with Accounting Principals Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, no compensation expense is recognized for the issuance of these grants.

Recently Issued Accounting Pronouncements - In June 2002, the Financial Accounting Standards Board (''FASB'') issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred and be measured at fair value and adjusted for changes in estimated cash flows. Existing generally accepted accounting principles provide for the recognition of such costs at the date of management's commitment to an exit plan. Under SFAS No. 146, management's commitment to an exit plan would not be sufficient, by itself, to recognize a liability. The Statement is effective for exit for disposal activities initiated after December 31, 2002. The statement could have a material impact on the timing of expenses related to future acquisitions.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. This Statement amends Statements Nos. 72 and 144 and FASB Interpretation No. 9. Among other topics, this Statement requires that an unidentifiable intangible asset that is recognized in an acquisition of a financial institution, which is accounted for as a business combination, in which the liabilities assumed exceed the identifiable assets acquired, be recorded as goodwill. Consequently, this unidentifiable intangible asset will be subject to the goodwill accounting standards set forth in SFAS No. 142, Goodwill and Other Intangible Assets, and will be evaluated for impairment on an annual basis instead of being amortized. The Company adopted the statement effective January 1, 2003 and it did not have a material impact on the results of operations or financial condition of the Company.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN No. 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 is an interpretation of FASB Statements No. 5, 57 and 107 and rescinds FIN No. 35. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the disclosure provisions of FIN No. 45.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. This statement is effective for fiscal years ending after December 15, 2002. Management does not expect that the provisions of SFAS No. 148 will have a material impact on the results of operations or financial condition of the Company.

2.        ACQUISITIONS ($000's, except share data)

On November 15, 2002 the Company completed the acquisition of Centennial Bancorp ("CEBC"). Each share of CEBC stock was exchanged for .5343 shares of Umpqua stock, or $9.35 in cash, or a combination thereof resulting in the issuance of 7,819,081 new shares. The acquisition was accounted for using the purchase method of accounting and, accordingly, the assets and liabilities of CEBC were recorded at their respective fair values. Goodwill, the excess of the purchase price over the net fair value of the assets and liabilities acquired, was recorded at $135 million.

The Company acquired Linn Benton Bank ("LBB") on December 28, 2001 for 887,453 shares of common stock and $7,994 in cash. The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of LBB have been recorded at their respective fair values at the effective date of the acquisition. Goodwill, the excess of the purchase price over the net fair value of the assets and liabilities acquired, was recorded at $10 million. At the time of the acquisition, LBB had total loans of $91 million, total assets of $128 million and total deposits of $99 million.

The following information presents unaudited pro forma results of operations for the years ended December 31, 2002 and 2001 as though the LBB and CEBC acquisitions had occurred on January 1, 2001. The pro forma results do not necessarily indicate the results that would have been obtained had the acquisitions actually occurred on January 1, 2001.

	Year ended December 31,
	(unaudited)
	2002	2001
Net interest income	$ 109,885	$ 100,453
Provision for credit losses	10,494	7,140
Non-interest income	34,022	29,578
Non-interest expense	91,923	89,195
Income before provision for income taxes	41,490	33,696
Provision for income taxes	15,051	13,498
Net income	$ 26,439	$ 20,198

Basic earnings per share	$ 0.95	$ 0.76
Diluted earnings per share	$ 0.93	$ 0.75

The fair values of the CEBC assets acquired and liabilities assumed as of November 15, 2002 were as follows:

Investment securities	$ 96,977
Loans, net	632,895
Premises	16,147
Goodwill	134,515
Other intangibles	352
Other assets	14,787
$ 895,673

Deposits	$ 722,225
Securities sold under agreements to repurchase	7,281
Other borrowings	10,172
Other liabilities	9,968
Acquisition cost, net of cash acquired	146,027
$ 895,673

On December 30, 2001, Umpqua Holdings Corporation ("UMPQ") merged with Independent Financial Network, Inc. ("INFN"). Each share of INFN stock was exchanged for .80 shares of UMPQ stock, resulting in the issuance of 4,348,010 new shares. The transaction was accounted for under the pooling-of-interests method of accounting and accordingly, the assets and liabilities of the two corporations were combined using historical cost. In conjunction with the INFN merger, the Company bought out the minority interests in certain subsidiaries of INFN. The minority interest buyout was accounted for using the purchase method of accounting. The Company issued 226,954 shares of UMPQ stock and recorded goodwill and core deposit intangibles of $1,518. All financial statements and footnotes have been restated for all periods presented to reflect the combined organization. At the time of the acquisition INFN had total loans of $275 million, total assets of $440 million and total deposits of $352 million

On December 1, 2000, the Company merged with VRB Bancorp ("VRB"). Each share of VRB Bancorp stock was exchanged for .8135 shares of UMPQ stock. The transaction was accounted for under the pooling-of-interests method of accounting and, accordingly, the assets and liabilities of the two corporations were combined using historical cost. At the time of the acquisition, VRB had total loans of $226 million, total assets of $348 million and total deposits of $310 million.

As a result of the mergers and merger related activities, the Company incurred expenses that were classified as merger-related. The components of these charges for the years ended December 31 was as follows:

	Years ended December 31,
	2002	2001	2000
Professional fees	$ 224	$ 2,118	$ 1,209
Severance and relocation	726	1,647	423
Premises and equipment write-downs	-	1,205	246
Contract settlements	-	798	76
Marketing and communications	1,079	118	-
Other	723	724	18
	$ 2,752	$ 6,610	$ 1,972

The following table summarizes activity in the Company's accrued restructuring charges:
		December 31,
CEBC merger		2002
Beginning balance		$-
Expenses accrued		270
Balance acquired from CEBC		3,880
Utilization:
Payments and write-offs		(245)
Ending balance	$	$ 3,905
		December 31,
INFN, LBB and VRB mergers		2002	2001	2000
Beginning balance		$4,274	$352	$-
Additional expenses accrued		200	3,614	352
Balance acquired from LBB		-	645	-
Utilization:
Payments and write-offs		(4,053)	(337)	-
Revision of estimated payable		(184)	-	-
Ending balance		$237	$4,274	$352

At December 31, 2002 the accrued restructuring liability consisted of $2.1 million of accrued severance, $1.6 million of accrued contract termination charges, and $0.4 million of other merger related items.

The Company expects to incur approximately $2 million of additional merger-related expenses in early 2003 due primarily to conversion of the Company's computer systems and relocation costs.

The Company was continuing to evaluate the fair value of certain non-marketable investments acquired in the CEBC acquisition and the cost to terminate certain CEBC contracts at December 31, 2002. Any adjustment to the carrying value of these assets or liabilities will result in an adjustment to goodwill.

3.         CASH AND DUE FROM BANKS

The Company is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The amount of average required reserve balance for the periods ending December 31, 2002 and 2001 was approximately $18.2 million and $8.3 million, respectively, and was met by holding cash and maintaining an average balance with the Federal Reserve Bank.

4.         INVESTMENT SECURITIES ($000's)

The amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities are as follows:
	December 31, 2002
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-For-Sale:
U.S. Treasury and agencies	$52,005	$1,230	$47	$53,188
U.S. Government agency mortgage-backed securities	191,418	2,249	410	193,257
Corporate obligations	3,735	15	-	3,750
Obligations of states and political subdivisions	58,517	2,441	31	60,927
Other investment securities	20,038	-	-	20,038
	$325,713	$5,935	$488	$331,160

Held-To-Maturity:
Obligations of states and political subdivisions	$17,780	$864	$51	$18,593
Other investment securities	675	-	13	662
	$18,455	$864	$64	$19,255

		December 31, 2001
		Amortized		Unrealized		Unrealized
		Cost		Gains		Losses		Fair Value
Available-For-Sale:
U.S. Treasury and agencies		$42,535		$1,466		$-		$44,001
U.S. Government agency mortgage-backed securities		95,175		1,119		369		95,925
Corporate obligations		8,363		296		12		8,647
Obligations of states and political subdivisions		43,949		825		90		44,684
Other investment securities		331		-		-		331
	$	$ 190,353	$	$ 3,706	$	$ 471	$	$ 193,588

Held-To-Maturity:
U.S. Treasury and agencies		$200		$-		$-		$200
U.S. Government agency mortgage-backed securities		2		-		-		2
Obligations of states and political subdivisions		18,537		473		119		18,891
Other investment securities		395		-		-		395
	$	$ 19,134	$	$ 473	$	$ 119	$	$ 19,488

Gross realized gains and gross realized losses on securities available-for-sale for the years ended December 31, 2002, 2001 and 2000 were as follows:
	2002				2001			2000

	Gains		Losses		Gains		Losses	Gains	Losses

U.S. Treasury and agencies	$-	$	$ 11	$	$ 199	$	$ 9	$-	$-
U.S. Government agency mortgage-backed securities	4		-		-		10	-	-
Corporate obligations	404		904		30		-	4	-
Obligations of states and political subdivisions	10		-		-		-	-	-
	$418		$915		$229		$19	$4	$-

Investment securities having a carrying value of $170,498 and $91,614 at December 31, 2002 and 2001, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The carrying value and fair value of debt securities at December 31, 2002 with contractual maturity dates are shown in the following table. Securities with serial maturities, which include mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, are detailed on a separate line. Serial maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Certain obligations of U.S. government agencies and states and political subdivisions are callable by the applicable agency or political subdivision. These borrowers also have the right to call or prepay obligations with or without call or prepayment penalties.
	Available-For-Sale		Held-To-Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$ 21,014	$ 21,179	$ 2,840	$ 2,911
Due after one year through five years	61,074	63,069	1,368	1,463
Due after five years through ten years	12,154	12,779	9,739	10,294
Due after ten years	20,015	20,838	3,833	3,925
Serial maturities	191,418	193,257	-	-
Other investment securities	20,038	20,038	675	662
Total	$ 325,713	$ 331,160	$ 18,455	$ 19,255

5.      LOANS RECEIVABLE ($000's)

The breakdown of loans receivable is as follows:
	2002	2001

Commercial and industrial	$554,748	$235,809
Real estate:
Construction	270,115	151,468
Residential and commercial	866,878	556,935
Individuals	79,169	59,988
Other	707	7,844
Total	$1,771,617	$1,012,044

Included in the above balances are net deferred fees of $4,760 and $2,306 at December 31, 2002 and 2001, respectively.

At December 31, 2002, loans are comprised of fixed and variable rate instruments as follows:
Loans at fixed rates	$612,224
Loans at variable rates	1,159,393
Total	$1,771,617

Loans at variable rates include loans that reprice immediately, as well as loans that reprice any time prior to maturity.

Approximate loan portfolio maturities on fixed-rate loans and repricings on variable-rate loans at December 31, 2002 are as follows:
	Within 1 Year	1 to 5 Years	After 5 Years	Total

Commercial and industrial	$357,931	$143,394	$53,423	$554,748
Real estate	413,574	519,729	203,690	1,136,993
Individuals	34,901	18,038	26,230	79,169
Other	707	-	-	707
Total	$807,113	$681,161	$283,343	$1,771,617

Approximately $645,143 of variable-rate loans will reprice within one year. Variable residential real estate loans have maturities between 15 and 30 years; variable commercial and industrial real estate loans typically have maturities between 5 and 10 years.

In the ordinary course of business, the Company has made loans to its directors, executive officers, principal shareholders and their associated and affiliated companies ("related parties"). All such loans have been made on the same terms as those prevailing at the time of origination to other borrowers. At December 31, 2002 and 2001 outstanding loans to related parties were $3,518 and $6,675, respectively. Repayments of $673 and new advances of $1,323 were made during the year ended December 31, 2002. The significant decrease in loans to related parties is due to the fact that several former directors and officers who were considered related parties at December 31, 2001 were not considered related parties at December 31, 2002.

Transactions in the allowance for credit losses of the Company for the indicated years ended December 31 are summarized as follows:
	2002	2001	2000

Balance, January 1	$13,221	$9,838	$9,617
Provision for credit losses	3,888	3,190	1,936
	17,109	13,028	11,553
Charge-offs	(2,792)	(2,146)	(1,841)
Recoveries	558	476	126
Net charge-offs	(2,234)	(1,670)	(1,715)
Acquisitions	9,856	1,863	-
Balance, December 31	$24,731	$13,221	$9,838

A summary of non-accrual loans and the related loss of interest income is presented below:
	2002	2001

Non-accrual loans December 31	$15,152	$3,055
Interest income that would have been earned during the year at
original contractual rates	$406	$261
Interest income actually recognized during the year	$113	$50

At December 31, 2002 the Company had $6,548 of loans that were considered impaired under SFAS No. 114, Accounting for Impaired Loans, included in non-accrual loans. The Company had loans totaling $1,061 considered impaired at December 31, 2001. The allowance allocated to impaired loans was $0 and $177 at December 31, 2002 and 2001, respectively. The amount of the allowance against impaired loans was determined after measuring impairment based on the present value of the expected future cash flows discounted at the loan's effective rate. The average recorded investment in impaired loans was approximately $640 and $1,058 for the years ended December 31, 2002 and 2001.

All of the Bank's loans, commitments and commercial and standby letters of credit have been granted to customers in the Bank's market area. Investments in state and municipal securities are not significantly concentrated within any one region of the United States. The distribution of commitments to extend credit were granted primarily to commercial borrowers as of December 31, 2002. The Bank's loan policy does not allow the extension of credit to any single borrower or group of related borrowers in excess of a total of $20 million without approval from the Board of Directors.

6.      PREMISES AND EQUIPMENT ($000's)

The detail of premises and equipment is as follows:
	2002	2001

Land	$9,171	$7,085
Buildings	41,455	29,161
Furniture, fixtures and equipment	32,078	24,933
	82,704	61,179
Less accumulated depreciation and amortization	24,119	22,308
Total	$58,585	$38,871

7.      MORTGAGE SERVICING RIGHTS ($000's)

Mortgages serviced for others are not included in the accompanying balance sheets. Loans serviced for others totaled $985 million and $538 million at December 31, 2002 and 2001, respectively. In order to determine the fair value of the MSR, the Company uses a model that estimates the present value of expected future cash flows. Assumptions used in the model include market discount rates and anticipated prepayment speeds. In addition, the Company uses market comparables for estimates of the cost of servicing, inflation rates and ancillary income.

The key assumptions used to initially value the MSR recorded in 2002 included a weighted average constant prepayment rate ("CPR") of 17.8% and a discount rate of 8.625%. The changes in the balance of capitalized mortgage servicing rights were as follows:
	2002	2001	2000

Balance, beginning of year	$4,876	$3,137	$2,717
Additions for new mortgage servicing rights capitalized	8,067	4,038	999
Amortization of servicing rights	(2,406)	(1,303)	(579)
Impairment charge	(1,221)	(996)	-
	$9,316	$4,876	$3,137

The valuation allowance is adjusted as needed through a charge to operations

8.       GOODWILL AND OTHER INTANGIBLES ($000's)

Goodwill and other intangible assets consisted of the following at December 31, 2002 and 2001:

	Gross Carrying Amount December 31,
Intangible assets carrying value	2002	2001
Core deposit intangible	$ 2,764	$ 2,241
Goodwill	158,608	23,600
Mortgage servicing rights	9,316	4,876
Total	$ 170,688	$ 30,717

At December 31, 2002 and 2001 the Company had $405 and $0 of accumulated amortization related to core deposit intangibles.

Amortization and write-downs of intangible assets for 2002 and 2001 was as follows:

	Amortization and write-downs
	Year ended December 31
Intangible assets amortization and impairment	2002	2001
Core deposit intangible	$ 405	$ -
Mortgage servicing rights	3,627	2,299
Total	$ 4,032	$ 2,299

Forecasted existing intangible asset amortization for the next five years is as follows:

Estimated amortization expense
2003	$ 2,113
2004	1,831
2005	1,781
2006	1,730
2007	1,640

Core deposit intangibles are recorded at the Retail Banking segment and mortgage servicing rights are recorded at the Mortgage banking segment. Goodwill by segment was as follows at December 31, 2002 and 2001:

	Retail	Retail
Goodwill:	Banking	Brokerage
Balance December 31, 2001	$ 20,542	$ 3,058
Adjustments	(146)	-
Additions	134,515	639
Balance December 31, 2002	$ 154,911	$ 3,697

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002 and, accordingly, no longer amortizes goodwill. The following table presents the impact to 2001 earnings per share data on a comparable basis with 2002:

Year ended
	December 31, 2002	December 31, 2001
Reported net income	$ 21,968	$ 8,550
Add back: goodwill amortization		1,134
Adjusted net income	$ 21,968	$ 9,684

Basic earnings per share
Reported basic earnings per share	$ 1.04	$ 0.46
Add back: goodwill amortization		0.06
Adjusted basic earnings per share	$ 1.04	$ 0.52

Diluted earnings per share
Reported diluted earnings per share	$ 1.03	$ 0.45
Add back: goodwill amortization		0.06
Adjusted diluted earnings per share	$ 1.03	$ 0.51

9.      TIME DEPOSITS ($000's)

Included in time deposits at December 31, 2002, and 2001 are $248,385 and $139,472 respectively, of deposits $100 thousand or greater.

The following table sets forth, by remaining maturity, time certificates of deposit at December 31, 2002 and 2001:
	Time Deposits of	All Other
December 31, 2002	$100,000 or More	Time Deposits	Total

Three months or less	$67,517	$77,060	$144,577
Over three months through twelve months	116,537	179,797	296,334
Over twelve months through three years	52,771	107,303	160,074
Over three years	11,560	19,898	31,458
Total	$248,385	$384,058	$632,443

	Time Deposits of	All Other
December 31, 2001	$100,000 or More	Time Deposits	Total

Three months or less	$48,069	$101,494	$149,563
Over three months through twelve months	82,460	142,608	225,068
Over twelve months through three years	6,806	27,724	34,530
Over three years	2,137	8,686	10,823
Total	$139,472	$280,512	$419,984

10.       SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE ($000's)

	Repurchase Amount	Weighted Average Interest Rate	Carrying Value of Underlying Assets	Market Value of Underlying Assets

December 31, 2002	$ 31,232	1.43%	$ 31,458	$ 31,458
December 31, 2001	$ 25,715	1.76%	$ 26,878	$ 26,964

The securities underlying agreements to repurchase entered into by the Bank are for the same securities originally sold, with a one day maturity. In all cases, the Company maintains control over the securities. Securities sold under agreements to repurchase average approximately $25,239 for the year ended December 31, 2002, and the maximum amount outstanding at any month end for the year ended December 31, 2002 was $34,737. Investment securities are pledged as collateral in an amount equal to the repurchase agreements.

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

The Company's future minimum rental payments required under land, buildings and equipment operating leases that have initial or remaining noncancelable lease terms of one year or more are as follows:

Year Ending
December 31,

2003	$ 2,514
2004	2,204
2005	2,076
2006	2,049
2007	2,380
Thereafter	13,206

Total	$ 24,429

Rent expense applicable to operating leases for the years ended December 31, 2002, 2001 and 2000 was $1,205, $1,019 and $1,011, respectively.

12.       INCOME TAXES ($000's)

The following is a summary of consolidated income tax expense (benefit):

	Current	Deferred	Total
Year ended December 31, 2002:
Federal	$ 12,152	$ (1,917)	$ 10,235
State	2,453	(387)	2,066
Total	$ 14,605	$ (2,304)	$ 12,301

Year ended December 31, 2001:
Federal	$ 5,257	$ 73	$ 5,330
State	1,061	15	1,076
Total	$ 6,318	$ 88	$ 6,406

Year ended December 31, 2000:
Federal	$ 5,459	$ 229	$ 5,688
State	1,204	46	1,250
Total	$ 6,663	$ 275	$ 6,938

A reconciliation of the Company's expected tax expense using the U.S. Federal income tax statutory rate to the actual effective rate is as follows:
	2002	2001	2000

Statutory Federal income tax rate	35.0%	35.0%	34.6%
Tax-exempt income	(3.1)	(6.5)	(5.0)
State tax, net of Federal income tax benefit	4.3	5.3	4.7
Amortization of intangibles	-	3.2	1.7
Nondeductible merger expenses	-	4.8	1.8
Other	(0.3)	1.0	0.6
Effective income tax rate	35.9%	42.8%	38.4%

The tax effects of temporary differences which give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31 are as follows:

	2002	2001
Deferred tax assets:
Loans receivable, due to allowance for loan losses	$ 8,000	$ 3,481
Net operating loss carryforward	-	323
Deferred bonus	1,348	679
Accrued liabilities	588	128
Other	1,100	417
Total gross deferred tax assets	11,036	5,028

Deferred tax liabilities:
Investment securities, due to accretion of discount	370	254
Excess tax over book depreciation	2,867	1,115
Investment securities, due to FHLB stock dividends	-	1,139
Unrealized gain on investment securities	2,125	1,225
Deferred loan fees	1,223	1,943
Leased assets	-	205
Other	692	368
Total gross deferred tax liabilities	7,277	6,249
Net deferred tax assets (liabilities)	$ 3,759	$ (1,221)

There was no valuation allowance for deferred tax assets as of December 31, 2002 and 2001. The Company has determined that it is not required to establish a valuation allowance for the deferred tax assets as management believes it is more likely than not that the deferred tax asset of $11,036 and $5,028 at December 31, 2002 and 2001, respectively, will be realized principally through carryback to taxable income in prior years, future reversals of existing taxable temporary differences, and to a minor extent, future taxable income. Management believes that future taxable income will be sufficient to realize the benefits of temporary deductible differences that cannot be realized through carryback to prior years or through the reversal of future temporary taxable differences.

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

The Company has not been required to perform on any financial guarantees during the past three years. The Company has not incurred any losses on its commitments in either 2002, 2001 or 2000.

14.       EARNINGS PER SHARE ($000's, except share data)

The following table reconciles basic earnings per common share (EPS) to diluted EPS:
	For the Year Ended December 31, 2002
		Weighted
		Average	Per Share
	Income	Shares	Amount
Basic EPS:
Income available to common shareholders	$ 21,968	21,054,351	$ 1.04
Effect of dilutive securities: stock options		251,686	(0.01)
Diluted EPS	$ 21,968	21,306,037	$ 1.03

	For the Year Ended December 31, 2001
		Weighted
		Average	Per Share
	Income	Shares	Amount
Basic EPS:
Income available to common shareholders	$ 8,550	18,781,813	$ 0.46
Effect of dilutive securities: stock options		224,536	(0.01)
Diluted EPS	$ 8,550	19,006,349	$ 0.45

	For the Year Ended December 31, 2000
		Weighted
		Average	Per Share
	Income	Shares	Amount
Basic EPS:
Income available to common shareholders	$ 11,109	18,713,018	$ 0.59
Effect of dilutive securities: stock options		185,881
Diluted EPS	$ 11,109	18,898,899	$ 0.59

Options to purchase 142,644 and 425,438 shares of common stock at prices ranging from $8.38 to $13.59 per share were outstanding during 2001 and 2000, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

15.       EMPLOYEE BENEFIT PLANS ($000's)

Employee Savings Plan - The Bank's employees participate in a defined contribution profit sharing and 401(k) plan sponsored by the Bank. At the discretion of the Bank's Board of Directors, the Bank may elect to contribute to the profit sharing plan based on profits of the Bank. Employees become eligible to participate in the profit sharing plan the first year they achieve 1,000 hours of service. The provision for profit sharing costs charged to expense amounted to $1,657, $1,118 and $720 in 2002, 2001 and 2000, respectively.

Strand employees also participate in the defined contribution profit sharing and 401(k) plan. At the discretion of Strand's Board of Directors, Strand may elect to contribute to the profit sharing plan based on profits of Strand. Employees become eligible to participate in the profit sharing plan upon completion of two years of service. The provision for profit sharing costs charged to expense amounted to $0, $29 and $49 in 2002, 2001 and 2000 respectively.

Executive Supplemental Income Plans - The Company sponsors a Key Executive Deferred Compensation Plan which is a noncontributory defined benefit plan covering a select group of key management employees. Benefits under the plan are based on years of service, final average pay and covered compensation. At December 31, 2002, the Plan covered ten participants, including four employees, two former employees with vested right to future benefits, and four retirees and beneficiaries receiving benefits. The Key Executive Deferred Compensation Plan is an unfunded plan providing supplementary retirement benefits to high-level employees. Expenses related to this plan totaled $79, $138, and $100 for the years ended December 31, 2002, 2001 and 2000 respectively. The benefit obligation at December 31, 2002 and 2001 was $1,535 and $1,212, respectively.

Defined Benefit Retirement Plan - The Company sponsors various defined benefit plans covering a select group of retirees. Benefits under the plans are paid out over 20 years. The Plans are unfunded plans providing retirement benefits to retirees. The benefit obligation at December 31, 2002 was $3,471.

16.       TERM DEBT ($000's)

The Bank had outstanding notes from the FHLB at December 31, 2002 and 2001 as follows:

December 31, 2002			December 31, 2001
		Interest			Interest
Amount	Maturity	Rate	Amount	Maturity	Rate

$ 2,000	April 2003	4.88%	$ 14,263	January 2002	5.09%
38	November 2003	5.75%	1,000	March 2002	3.42%
10,181	December 2003	1.77%	5,000	May 2002	4.37%
7,000	December 2003	5.30%	1,000	June 2002	4.14%
5,000	January 2005	4.25%	700	August 2002	1.83%
			2,000	April 2003	4.88%
			78	November 2003	5.75%
			7,000	December 2003	5.30%
$ 24,219	Weighted average	3.57%	$ 31,041	Weighted average	4.85%

Interest on the above borrowings is due monthly with the principal due at maturity, with the exception of the note due November 2003, where in addition to interest a portion of the principal is due monthly.

The maximum amount outstanding at month end during 2002 and 2001 was $36,071and $38,578, respectively. The average balance outstanding during 2002 and 2001 was $26,743 and $14,200, respectively. The average interest rates on the borrowings was 3.77% in 2002 and 5.05% in 2001.

The Bank has pledged as collateral for these notes all FHLB stock, all funds on deposit with the FHLB, all notes or other instruments representing obligations of third parties, and its instruments, accounts, general intangibles, equipment and other property in which a security interest can be granted by the Bank to the FHLB.

The Bank had unused lines of credit of $636 million at December 31, 2002. The FHLB requires the Bank to maintain a required level of investment in FHLB and sufficient collateral to qualify for notes. At December 31, 2002, the Bank had $338 million in qualifying collateral.

17.       TRUST PREFERRED SECURITIES ($000's)

Umpqua Statutory Trust I, Umpqua Statutory Trust II and Umpqua Statutory Trust III, collectively referred to as the "Trusts", are Delaware business trusts of which all the common securities are owned by Umpqua Holdings Corporation and were formed for the purpose of issuing Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures ("Trust Preferred Securities"). The Trust Preferred Securities are individually described below. Dividends on the Trust Preferred Securities are payable quarterly and are deferrable, at the Company's option, for up to five years. As of December 31, 2002, all dividends are current. Following the issuance of each Trust Preferred Securities, the Trusts used the proceeds from the Trust Preferred Securities offerings to purchase a like amount of Junior Subordinated Deferrable Interest Debentures (the "Debentures") of Umpqua Holdings Corporation. The Debentures bear the same terms and interest rates as the related Trust Preferred Securities. The Debentures are the sole assets of the Trusts and are eliminated, along with the related income statement effects, in the consolidated financial statements. Umpqua Holdings Corporation has fully and unconditionally guaranteed all of the obligations of the Trusts. Under applicable regulatory guidelines, the Trust Preferred Securities qualify as Tier I capital.

      The following Trust Preferred Securities were outstanding at December 31, 2002:

(in thousands)		Amount	Date of	Stated	Optional
Security title	Issuer	outstanding	original issue	maturity	redemption date
Floating Rate Trust Preferred Securities	Umpqua Statutory Trust I	$ 25,000	Sept. 26, 2002	Sept. 26, 2032	Sept. 26, 2007
Floating Rate Trust Preferred Securities	Umpqua Statutory Trust II	20,000	Oct. 17, 2002	Oct. 30, 2032	Oct. 30, 2007
Floating Rate Trust Preferred Securities	Umpqua Statutory Trust III	30,000	Oct. 29, 2002	Nov. 7, 2032	Nov. 7, 2007
		$ 75,000

The Trust Preferred Securities are mandatorily redeemable, in whole or in part, upon repayment of their underlying Debentures at their respective stated maturities or their earlier redemption. The Debentures are redeemable prior to maturity at the Company's option on or after their respective optional redemption dates.

Securities issued by Umpqua Statutory Trust I accrue interest at a variable rate of interest, initially at 5.32% on the outstanding securities. The interest rate resets quarterly and is equal to the 3-month LIBOR rate plus 350 basis points. The rate at December 31, 2002 was 4.90%.

Securities issued by Umpqua Statutory Trust II accrue interest at a variable rate of interest, initially at 5.15% on the outstanding securities. The interest rate resets quarterly and is equal to the 3-month LIBOR rate plus 335 basis points. The rate at December 31, 2002 was 5.15%.

Securities issued by Umpqua Statutory Trust III accrue interest at a variable rate of interest, initially at 5.27% on the outstanding securities. The interest rate resets quarterly and is equal to the 3-month LIBOR rate plus 345 basis points. The rate at December 31, 2002 was 5.27%.

The total amount of Trust Preferred Securities outstanding at December 31, 2002 and 2001 was $75.0 million and $0 million, respectively. The dividends paid on Trust Preferred Securities were $0.34 million, $0 million and $0 million in 2002, 2001 and 2000, respectively.

18.       SHAREHOLDERS' EQUITY ($000's)

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

Risk based capital guidelines issued by the Federal Reserve Bank establish a risk adjusted ratio relating capital to different categories of assets and off balance sheet exposures for bank holding companies. The Company's Tier 1 capital is comprised primarily of common equity, and excludes the equity impact of adjusting available-for-sale securities to fair value. Total capital also includes a portion of the allowance for credit losses, as defined according to regulatory guidelines.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets (as defined in the regulations), and of Tier I capital to average assets (as defined in the regulations). Management believes, as of December 31, 2002 that the Company meets all capital adequacy requirements to which it is subject.

The Company's actual capital amounts and ratios are presented in the following table:

To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2002:
Total capital
(To risk weighted assets)	$ 223,650	10.74%	$ 166,546	8.00%	$ 208,182	10.00%
Tier 1 capital
(To risk weighted assets)	$ 198,919.00	9.56%	$ 83,273.00	4.00%	$ 124,909.00	6.00%
Tier 1 capital
(To average assets)	$ 198,919.00	10.42%	$ 76,384.00	4.00%	$ 95,480.00	5.00%

As of December 31, 2001:
Total capital
(To risk weighted assets)	$ 123,689	10.86%	$ 91,135	8.00%	$ 113,918	10.00%
Tier 1 capital
(To risk weighted assets)	$ 110,469.00	9.70%	$ 45,567.00	4.00%	$ 68,351.00	6.00%
Tier 1 capital
(To average assets)	$ 110,469.00	8.65%	$ 51,088.00	4.00%	$ 63,860.00	5.00%

The Bank is a state chartered bank with deposits insured by the Federal Deposit Insurance Corporation ("FDIC") and is not a member of the Federal Reserve System, and is subject to the supervision and regulation of the Director of the Oregon Department of Consumer and Business Services, administered through the Division of Finance and Corporate Securities and to the supervision and regulation of the FDIC. As of December 31, 2002, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions present since the notification that management believes have changed the Bank's category.

19.      EMPLOYEE STOCK OPTION PLAN

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

The following table summarizes information about stock options outstanding at December 31, 2002, 2001 and 2000:

	2002		2001		2000
		Average		Average		Average
	Options	Price Per	Options	Price Per	Options	Price Per
	Outstanding	Share	Outstanding	Share	Outstanding	Share

Balance, beginning of year	990,949.00	$ 7.52	1,069,302.00	$ 7.18	987,392.00	$ 7.08
Grants	245,000.00	14.35	21,000.00	5.44	141,638.00	6.90
Exercised	(223,438.00)	6.73	(110,258.00)	5.95	(44,643.00)	3.48
LBB options converted	-	-	48,235.00	10.61	-	-
CEBC options converted	800,587.00	11.11	-	-	-	-
Canceled and returned to plan	(83,044)	8.98	(37,330)	5.37	(15,085)	8.82
Balance, end of year	1,730,054.00	$ 10.20	990,949.00	$ 7.52	1,069,302.00	$ 7.18

Options exercisable at end of year	1,294,530.00	$ 9.47	662,983.00	$ 6.96	580,191.00	$ 5.63

Average fair value of options granted during year		$ 6.93		$ 1.80		$ 2.85

The fair value per share of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2002, 2001 and 2000:

	Year ended
	December 31, 2002	December 31, 2001	December 31, 2000
Expected volatility	46.00%	46.10%	46.10%
Expected dividend yield	2.09%	5.05%	3.34%
Risk-free investment rate	5.00%	5.00%	5.10%
Expected life	6.4 years	7 years	7 years

For the years ended December 31, 2002, 2001 and 2000 the Company received income tax benefits of $781, $155, and $103 related to the exercise of nonqualifying employee stock options. These benefits are included in cash flows from operating activities in the consolidated statements of cash flows.

Outstanding options at December 31, 2002 are as follows:

Grant Price Range			Options Outstanding	Wtd. Avg. Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

$2.14	-	$4.29	269,343	2.5 years	$2.91	269,343	$2.91
$4.30	-	$6.43	291,326	8.9 years	$5.05	263,139	$5.03
$6.44	-	$8.58	96,454	6.7 years	$8.07	54,709	$7.95
$8.59	-	$10.72	214,365	6.2 years	$9.65	162,604	$9.64
$10.73	-	$12.86	179,298	6.6 years	$12.12	155,602	$12.10
$12.87	-	$15.01	381,408	7.9 years	$13.55	148,905	$13.63
$15.02	-	$17.15	199,732	5.8 years	$16.39	154,732	$16.36
$17.16	-	$19.30	14,537	7.1 years	$17.94	4,537	$18.74
$19.31		$21.44	83,591	5.5 years	$20.06	80,959	$20.04
			1,730,054	6.4 years	$10.20	1,294,530	$9.47

20.      COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries are defendants in various legal proceedings. Management, after reviewing these actions and proceedings with legal counsel, believes that the outcome of such proceedings will not have a materially adverse effect upon the financial position or results of operations of the Company and its subsidiaries.

In the normal course of business, there are various commitments and contingent liabilities outstanding, such as commitments to extend credit. At December 31, 2002, the Company had approximately $12.9 million committed under standby letters of credit. The Company issues these standby letters of credit using the same guidelines as a direct loan. Management anticipates no material losses as a result of these transactions.

At December 31, 2002, outstanding commitments to advance funds amounted to approximately $370.3 million of which approximately $81 million were for real estate loan commitments. Other loan commitments to extend credit, which include commercial and consumer lines of credit, totaled $289 million.

At December 31, 2002 the Company had firm commitments to sell $41.7 million of residential loans. These agreements are short-term fixed rate commitments and no material gain or loss is likely.

21.        FAIR VALUE OF FINANCIAL INSTRUMENTS ($000's)

The following is presented pursuant to the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments.

The estimated fair values of the Company's financial instruments are as follows:

	December 31, 2002		December 31, 2001
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and due from banks	$ 120,542	$ 120,542	$ 107,988	$ 107,988
Trading account assets	1,905	1,905	3,010	3,010
Securities held-to-maturity	18,455	19,255	19,134	19,488
Securities available-for-sale	331,160	331,160	193,588	193,588
Loans and leases	1,753,584	1,774,201	1,002,921	1,016,573
FHLB stock	6,589	6,589	8,170	8,170
Mortgage servicing rights	9,316	9,316	4,876	4,876
Mortgage loans held for sale	62,349	62,349	11,520	11,520

Financial liabilities:
Deposits	$ 2,103,790	$ 2,118,555	$ 1,204,893	$ 1,206,552
Securities sold under agreement to repurchase	31,232	31,232	25,715	25,715
Fed funds purchased	5,000	5,000	7,500	7,500
Term debt	24,219	24,543	31,041	31,346
Trust Preferred securities	75,000	75,000	-	-

Derivative financial instruments:
Rate lock commitments	$ 623	$ 623	-	-
Forward sales agreements	$ (345)	$ (345)	-	-

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

Deposit Liabilities - The fair value of deposits with no stated maturity, such as noninterest-bearing deposits, savings and interest checking accounts, and money market accounts, is equal to the amount payable on demand as of December 31, 2002 and 2001. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Term Debt - The fair value of medium term notes is calculated based on the discounted value of the contractual cash flows using current rates at which such borrowings can currently be obtained.

Trust Preferred Securities - Trust Preferred Securities bear a variable rate of interest and therefore the carrying amount approximates fair value.

Other Assets and Liabilities - The carrying amount of financial instruments in these classifications is a reasonable estimate of fair value due to their short-term nature.

22.      SEGMENT INFORMATION ($000's)

During 2002, the Company operated three primary segments, the retail banking, mortgage banking and the retail brokerage segments. The retail banking segment consists of the Company's subsidiary Umpqua Bank which operates 68 stores from Ashland to Portland along the I-5 corridor, the Oregon coast and Southwest Washington state. The Bank offers loan and deposit products to its customers who consist of individuals, state and local governmental bodies, and small to medium size commercial companies. The mortgage banking segment originates, sells and services residential mortgage loans. The retail brokerage segment consists of the Company's subsidiary Strand, Atkinson, Williams and York. Strand offers a full range of retail brokerage services and products to its clients who consist primarily of individual investors. The Company accounts for intercompany fees and services at an estimated fair value according to regulatory requirements for services provided. Intercompany items relate primarily to management services and interest on intercompany borrowings.

Summarized financial information concerning the Company's reportable segments and the reconciliation to the Company's consolidated results is shown in the following tables:

	Year Ended December 31, 2002
	Retail	Retail	Mortgage		Consoli-
	Banking	Brokerage	Banking	Other	dated

Interest income	$ 94,650	$ 82	$ 5,565	$ 28	$ 100,325
Interest expense	20,471	116	2,461	749	23,797
Net interest income (expense)	74,179	(34)	3,104	(721)	76,528
Provision for credit losses	3,688	-	200	-	3,888
Noninterest income	10,068	9,162	9,320	(207)	28,343
Noninterest expense	47,806	8,703	6,320	728	63,557
Intangible amortization	405	-	-	-	405
Merger related expenses	2,637	101	-	14	2,752
Income (loss) before taxes	29,711	324	5,904	(1,670)	34,269
Provision for income taxes	10,546	98	2,320	(663)	12,301
Net income (loss)	$ 19,165	$ 226	$ 3,584	$ (1,007)	$ 21,968

Total assets	$ 2,426,233	$ 7,678	$ 118,650	$ 3,403	$ 2,555,964
Loans and leases	$ 1,730,519	$ -	$ 47,796	$ -	$ 1,778,315
Deposits	$ 2,101,119	$ -	$ 7,347	$ (4,676)	$ 2,103,790

	Year Ended December 31, 2001
	Retail	Retail	Mortgage		Consoli-
	Banking	Brokerage	Banking	Other	dated

Interest income	$ 84,928	$ 90	$ 3,096	$ (76)	$ 88,038
Interest expense	30,806		1,402	201	32,409
Net interest income	54,122	90	1,694	(277)	55,629
Provision for credit losses	3,165	-	25	-	3,190
Noninterest income	10,991	8,309	4,211	(113)	23,398
Noninterest expense	38,136	7,847	3,980	3,159	53,122
Intangible amortization	729	226	-	179	1,134
Merger related expenses	6,461	153		11	6,625
Income (loss) before taxes	16,622	173	1,900	(3,739)	14,956
Provision for income taxes	6,960	152	714	(1,420)	6,406
Net income	$ 9,662	$ 21	$ 1,186	$ (2,319)	$ 8,550

Total assets	$ 1,376,676	$ 8,187	$ 56,101	$ (12,253)	$ 1,428,711
Loans and leases	$ 964,474	$	$ 51,668	$ -	$ 1,016,142
Deposits	$ 1,205,432	$	$ 2,987	$ (3,526)	$ 1,204,893

23.      PARENT COMPANY FINANCIAL STATEMENTS ($000's)

	December 31,
Condensed Balance Sheets	2002	2001

Assets
Non-interest-bearing deposits with subsidiary banks	$4,675	$2,397
Investments in:
Bank subsidiary	349,160	130,694
Nonbank subsidiary	6,507	3,306
Receivable from bank subsidiary	-	8,900
Receivable from nonbank subsidiary	2,763	2,647
Other assets	3,451	528
Total assets	$366,556	$148,472

Liabilities and shareholders' equity
Payable to bank subsidiary	$44	$-
Other liabilities	3,353	9,408
Other borrowings	-	3,763
Intercompany subordinated debentures	75,000	-
Total liabilities	78,397	13,171
Shareholders' equity	288,159	135,301
Total liabilities and shareholders' equity	$366,556	$$148,472

	Year Ended December 31,
Condensed Statements of Income	2002	2001	2000

Income
Dividends from subsidiaries	$25,385	$15,100	$6,630
Other income	150	839	2,494
Total income	25,535	15,939	9,124

Expenses
Management fees paid to subsidiaries	157	142	63
Other expenses	1,688	3,962	4,906
Total expenses	1,845	4,104	4,969

Income before tax and equity (deficit) in undistributed
income of subsidiaries	23,690	11,835	4,155
Income tax benefit	(664)	(1,216)	(951)
Net income before equity (deficit) in undistributed income
of subsidiaries	24,354	13,051	5,106
(Deficit) equity in undistributed income of
subsidiaries	(2,386)	(4,501)	6,003
Net income	$21,968	$8,550	$11,109

	Year Ended December 31,
Condensed Statements of Cash Flows	2002	2001	2000

Operating activities:
Net income	$21,968	$8,550	$11,109
Adjustment to reconcile net income to net cash
provided by operating activities:
(Deficit) equity in undistributed earnings of
subsidiaries	2,386	4,501	(6,003)
Deferred income taxes	-	-	(918)
Amortization of deferred compensation	140	-	-
(Decrease) increase in other liabilities	(6,055)	7,810	367
(Increase) decrease in other assets	(1,091)	982	952
Net cash provided by operating activities	17,348	21,843	5,507

Investing activities:
Investment in subsidiary	(94,242)	(10,937)	(1,471)
Cash acquired through acquisitions	1,365	-	-
Net decrease (increase) in receivables from subsidiaries	8,784	(9,190)	(1,946)
Net cash used by investing activities	(84,093)	(20,127)	(3,417)

Financing activities:
Net increase (decrease) in payables to subsidiaries	44	(16)	(30)
(Decrease) increase in other borrowings	(3,763)	1,763	1,200
Proceeds from the issuance of intercompany
subordinated debentures	75,000	-	-
Dividends paid	(3,534)	(2,525)	(3,487)
Stock repurchased	(228)	-	(117)
Proceeds from exercise of stock options	1,504	656	155
Net cash provided (used) by financing activities	69,023	(122)	(2,279)

Change in cash and cash equivalents	2,278	1,594	(189)
Cash and cash equivalents, beginning of year	2,397	803	992
Cash and cash equivalents, end of year	$4,675	$2,397	$803

EXHIBIT 21.1

SUBSIDIARIES OF THE REGISTRANT

Name of Subsidiary	Jurisdiction of Incorporation	Name Under Which Business Is Conducted

Umpqua Bank Umpqua Bank Mortgage	Oregon	Umpqua Bank

Strand, Atkinson, Williams & York, Inc.	Oregon	Strand, Atkinson, Williams & York

EXHIBIT 23.1

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statements Nos. 333-101357, 333-77259 and 333-58978 of Umpqua Holdings Corporation on Form S-8 of our report dated February 14, 2003 (which expresses an unqualified opinion and includes an explanatory paragraph relating to the Company's adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets) appearing in this Annual Report on Form 10-K of Umpqua Holdings Corporation for the year ended December 31, 2002.

/s/ Deloitte & Touche LLP

Portland, Oregon
March 27, 2003

EXHIBIT 23.2

UMPQUA HOLDINGS CORPORATION

Consent of Independent Certified Public Accountants

Dated March 26, 2003

Consent of Independent Certified Public Accountants

To the Shareholders and Board of Directors
of Umpqua Holdings Corporation
Portland, Oregon:

We consent to incorporation by reference in the Registration Statements (Nos. 333-101357, 333-77259 and 333-58978) on Form S-8 of Umpqua Holdings Corporation of our report dated February 5, 2001, relating to the historical consolidated statements of income, comprehensive income, shareholders' equity and cash flows of Independent Financial Network, Inc. and Subsidiaries for the year ended December 31, 2000, which report is included as a schedule in the December 31, 2002 annual report on Form 10-K of Umpqua Holdings Corporation.

/s/ KPMG LLP

Portland, Oregon
March 27, 2003

EXHIBIT 99.1

RISK FACTORS

       The following summarizes certain risks which management believes are specific to the Company's business. These should not be viewed as including all risks to the Company.

The integration of recently acquired banks may not be completed smoothly, which could result in loss of customers.

       In November 2002, we acquired Centennial Bancorp. At the time of the acquisition its subsidiary Centennial Bank merged into our existing bank subsidiary under the name of "Umpqua Bank." Centennial Bank customers were accustomed to traditional bank branch facilities and services. Umpqua Bank has transformed itself from a traditional community bank into a community-oriented financial services retailer. In pursuing this strategy, we have remodeled many of the bank branches to resemble retail stores that include distinct physical areas or boutiques such as a 'serious about service center," an "investment opportunity center" and "a computer café." Over a period of months following the mergers, we intend to remodel and convert most of the Centennial Bank branches in a similar fashion. This conversion will involve significant expenses, disrupt banking activities during the remodeling period, and will present a new look and feel to the banking services and products being offered. There is a risk that some of the existing customers will not stay with Umpqua Bank during the remodeling period or after the conversion is completed. Further, there may be delays in completing the conversion, which could cause confusion and disruption in the business of those branches.

Umpqua is pursuing an aggressive growth strategy which may place heavy demands on its management resources.

       Umpqua is a dynamic organization that is one of the fastest-growing community financial services organizations in the United States. We merged with VRB Bancorp in December 2000, increasing our assets from approximately $435 million to $785 million; acquired Linn-Benton Bank and merged with Independent Financial Network, Inc. in December 2001, to add approximately $550 million in assets; and merged with Centennial Bancorp in November 2002 to add approximately $800 million in assets. We continue to explore other merger and acquisition opportunities. We expect that a substantial amount of management's attention and effort will be directed at deriving the benefits and efficiencies expected from the merger. If we pursue our strategy too aggressively, or if factors beyond management's control divert attention away from our integration plans, management may become over-taxed and we might be unable to realize some or all of the anticipated benefits. Moreover, the combined Company is dependent on the efforts of key personnel to achieve the synergies associated with our acquisitions. The loss of one or more of our key persons could have a material adverse effect upon our ability to achieve the anticipated benefits.

Involvement in non-bank businesses may involve new risks.

       We have a licensed retail broker-dealer subsidiary, Strand, Atkinson, Williams & York, Inc. The operation of commercial banking and retail brokerage under common ownership has only recently been permitted by federal law, and retail brokerage operations present special risks not previously borne by community banks. For example, the brokerage industry is subject to fluctuations in the stock market that may have a significant adverse impact on transaction fees, customer activity and investment portfolio gains and losses. Likewise, additional or modified regulations may affect our banking, investment banking and brokerage operations. A decline in fees and commissions or losses suffered in the investment portfolio could adversely affect the subsidiary's contribution to the income of the holding company, and might increase the subsidiary's capital needs. The risks associated with retail brokerage may not be supported by the income generated by those operations. As we continue to grow, we may acquire other financial services companies whose successful integration is not assured and may present additional management challenges and new risks to us.

The restructuring and integration costs of the recent mergers could exceed estimates; expected consolidation savings may not materialize.

       We estimate that we will incur approximately $2.0 million in additional restructuring costs and related expenses by the time the operations of Centennial Bank are fully integrated including additional system integration, store remodeling and disposal of duplicative equipment. The actual costs could exceed these estimates and unanticipated costs and charges may arise. Additionally, the cost of remodeling the branches and training personnel could exceed estimates and might not result in increased banking activity, revenues or profits.

       Further, we anticipate that as a result of the mergers, various cost savings will accrue to the combined organization by eliminating duplicate positions and outside services including accounting, regulatory compliance, marketing and data processing. There is a risk that we will not be able to realize the cost savings anticipated in the amount or within the time anticipated.

The majority of Umpqua Bank's assets are loans, which if not paid would result in losses to the company.

       Umpqua Bank, like other lenders, is subject to credit risk, which is the risk of losing principal and/or interest due to borrowers' failure to repay loans in accordance with their terms. Although we have established underwriting and documentation criteria and most loans are secured by collateral, a downturn in the economy or the real estate market in our market areas or a rapid increase in interest rates could have a negative effect on collateral values and borrowers' ability to repay. To the extent loans are not serviced by borrowers, the loans are placed on non-accrual, thereby reducing interest income. To the extent loan charge-offs exceed expectations, additional amounts must be added to the allowance for loan losses, which reduces income.

       Although management believes that our allowance for credit losses at December 31, 2002 is adequate, no assurance can be given that an additional provision for loan losses will not be required. See Management's Discussion and Analysis of Financial Condition and Results of Operations - "Loans and Leases" and "Credit Risk and Allowance for Credit Losses."

A rapid change in interest rates could make it difficult to maintain our current interest income spread and could result in reduced earnings.

       Our earnings are largely derived from net interest income, which is interest income and fees earned on loans and investments, less interest paid on deposits and other borrowings. Interest rates are highly sensitive to many factors that are beyond the control of our management, including general economic conditions and the policies of various governmental and regulatory authorities. As interest rates change, net interest income is affected. With fixed rate assets (such as fixed rate loans) and liabilities (such as certificates of deposit), the effect on net interest income depends on the maturity of the asset or liability. Although we strive to minimize interest rate risk through asset/liability management policies, from time to time maturities are not balanced. For example, the rapid drop in short term interest rates during 2001 made it difficult to reduce interest expense as rapidly as interest income fell on loans contractually tied to prime rate. Any rapid increase in interest rates in the future could result in interest expense increasing faster than interest income because of fixed rate loans and longer-term investments. Further, substantially higher interest rates generally reduce loan demand and may result in lower loan totals. An unanticipated rapid decrease or increase in interest rates could have an adverse effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore on the level of net interest income.

Umpqua's banking and brokerage operations are subject to extensive government regulations, which has increased and can be expected to become more burdensome, increase our costs and/or make us less competitive.

       We and our subsidiaries are subject to extensive regulations under federal and state laws. These laws and regulations are intended primarily to protect customers, depositors and the deposit insurance fund, rather than shareholders. Umpqua Bank is a state chartered commercial bank subject to regulations and supervision by the Administrator of the Division of Finance and Corporate Securities of the State of Oregon, the Washington Department of Financial Institutions and by the Federal Deposit Insurance Corporation, which insures bank deposits. We are subject to regulation and supervision by the Board of Governors of the Federal Reserve System. Federal and state regulations place banks at a competitive disadvantage compared to less regulated competitors such as finance companies, credit unions, mortgage banking companies and leasing companies. Although we have been able to compete effectively in our market area in the past, there can be no assurance that we will be able to continue to do so. Further, future changes in federal and state banking regulations could adversely affect our operating results and ability to continue to compete effectively. See "Business - Supervision and Regulation."

EXHIBIT 99.2

independent financial network, inc.
and subsidiaries

Independent Auditors' Report for Inclusion
in Consolidated Financial Statements

December 31, 2000

Independent Auditors' Report

The Board of Directors and Shareholders
Independent Financial Network, Inc.:

We have audited the historical consolidated statements of income, changes in shareholders' equity and comprehensive income and cash flows of Independent Financial Network, Inc. and Subsidiaries for the year ended December 31, 2000. These historical consolidated financial statements are the responsibility of Independent Financial Network, Inc.'s management. Our responsibility is to express an opinion on these historical consolidated financial statements based on our audit.

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

In our opinion, the historical consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Independent Financial Network, Inc. and Subsidiaries, and their cash flows the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Portland, Oregon
February 5, 2001

Exhibit 99.3

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

This certification is given by the undersigned Chief Executive Officer and Chief Financial Officer of Umpqua Holdings Corporation (the "registrant") pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Each of the undersigned hereby certifies, with respect to the registrant's annual report of Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), that:

      (1)      The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2)      The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the registrant

/s/ Raymond P. Davis
Raymond P. Davis
President and Chief Executive Officer
Umpqua Holdings Corporation

/s/ Daniel A. Sullivan
Daniel A. Sullivan
Executive Vice President and
Chief Financial Officer
Umpqua Holdings Corporation

March 21, 2003