Form 10-Q
period 2003-03-31
UMPQUA HOLDINGS CORP
filed 2003-05-15
CIK 1077771

Go to Index

As Filed with the Securities and Exchange Commission on May 15, 2003

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: March 31, 2003
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________.

Commission File Number: 000-25597

Umpqua Holdings Corporation
 (Exact Name of Registrant as Specified in Its Charter)

OREGON (State or Other Jurisdiction of Incorporation or Organization)	93-1261319 (I.R.S. Employer Identification Number)

200 SW Market Street, Suite 1900
Portland, Oregon 97201
 (address of Principal Executive Offices) (Zip Code)

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

Common stock, no par value, outstanding as of April 30, 2003: 28,241,386

UMPQUA HOLDINGS CORPORATION
FORM 10-Q
QUARTERLY REPORT
TABLE OF CONTENTS

Back to Index

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

UMPQUA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
Dollars in thousands	2003	2002
ASSETS
Cash and due from banks	$105,701	$101,892
Temporary investments	48,573	18,650
Total Cash and Cash Equivalents	154,274	120,542

Trading account assets	670	1,905

Investment securities available for sale, at fair value	355,079	331,160
Investment securities held to maturity, at amortized cost	18,251	18,455
Mortgage loans held for sale	42,239	62,349
Loans and leases receivable	1,823,311	1,778,315
Less: Allowance for credit losses	(24,538)	(24,731)
Loans and leases, net	1,798,773	1,753,584
Federal Home Loan Bank stock, at cost	4,828	6,589
Property and equipment, net of depreciation	61,339	58,585
Goodwill and other intangible assets, net	161,181	160,967
Mortgage servicing rights, net	10,179	9,316
Other assets	39,102	32,512
Total Assets	$2,645,915	$2,555,964

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest bearing	$543,319	$494,810
Savings and interest-bearing checking	1,010,902	976,537
Time deposits	624,548	632,443
Total Deposits	2,178,769	2,103,790

Securities sold under agreements to repurchase	34,675	31,232
Fed funds purchased	-	5,000
Term debt	24,162	24,219
Trust preferred securities	75,000	75,000
Other liabilities	34,840	28,564
Total Liabilities	2,347,446	2,267,805
Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock, no par value, 100,000,000 shares authorized; issued and
outstanding: 28,234,620 at March 31, 2003 and 27,980,591at December 31, 2002	228,899	225,380
Retained earnings	66,724	59,475
Accumulated other comprehensive income	2,846	3,304
Total Shareholders' Equity	298,469	288,159
Total Liabilities and Shareholders' Equity	$2,645,915	$2,555,964

See accompanying notes to condensed consolidated financial statements

Back to Index

UMPQUA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended March 31,
Dollars in thousands, except per share data	2003	2002
Interest Income
Interest and fees on loans and leases	$31,383	$19,931
Interest on taxable securities	2,967	2,285
Interest on non-taxable securities	802	729
Interest on temporary investments	151	105
Interest on trading account assets	14	15
Total interest income	35,317	23,065
Interest Expense
Interest on deposits	6,480	5,284
Interest on repurchase agreements	109	81
Interest on trust preferred securities	937	-
Interest on borrowings	212	330
Total interest expense	7,738	5,695
Net interest income	27,579	17,370
Provision for credit losses	1,475	1,004
Net interest income after provision for credit losses	26,104	16,366
Noninterest Income
Service charges	3,020	2,084
Brokerage fees and commissions	1,939	2,174
Mortgage banking revenue, net	4,279	1,679
Other noninterest income	1,052	543
Total noninterest income	10,290	6,480
Noninterest Expense
Salaries and employee benefits	12,899	8,709
Premises and equipment	3,582	2,099
Other noninterest expense	6,200	4,109
Merger-related expenses	638	1,520
Total noninterest expense	23,319	16,437
Income before income taxes	13,075	6,409
Provision for income taxes	4,695	2,448
Net income	$8,380	$3,961
Earnings Per Share
Basic	$0.30	$0.20
Diluted	$0.29	$0.20

See accompanying notes to condensed consolidated financial statements

Back to Index

UMPQUA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended March 31,
Dollars in thousands	2003	2002

Net income	$8,380	$3,961

Unrealized losses arising during the period on
investment securities available for sale	(674)	(1,191)

Income tax benefit related to unrealized losses on
investment securities, available for sale	(216)	(447)

Net unrealized losses on investment
securities available for sale	(458)	(744)
Comprehensive Income	$7,922	$3,217

See accompanying notes to condensed consolidated financial statements

Back to Index

UMPQUA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Three months ended March 31,
Dollars in thousands	2003	2002
Cash flows from operating activities:
Net income	$8,380	$3,961
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Federal Home Loan Bank stock dividends	(82)	(121)
Net decrease in trading account assets	1,235	2,149
Amortization of investment premiums and discounts, net	425	43
Amortization of purchase accounting adjustments, net	(3)	-
Origination of loans held for sale	(246,360)	(152,800)
Proceeds from sales of loans held for sale	272,011	136,653
Provision for credit losses	1,475	1,004
Increase in mortgage servicing rights	(863)	(1,115)
Gain on sales of loans	(5,541)	(1,647)
Depreciation of premises and equipment	1,676	832
Gain on sale of premises and equipment	(93)	-
Amortization of intangibles	113	120
Net (increase) decrease in other assets	(6,374)	1,685
Net increase in other liabilities	6,959	3,200
Net cash provided by (used by) operating activities	32,958	(6,036)
Cash flows from investing activities:
Purchases of investment securities	(50,144)	-
Maturities/calls of investment securities available for sale	24,910	20,299
Redemption of FHLB stock	1,843	-
Investment in subsidiaries	(327)	(448)
Maturities of investment securities held to maturity	200	-
Net loan originations	(46,791)	(25,365)
Sales of premises and equipment	355	-
Purchases of premises and equipment	(4,723)	(1,271)
Net cash used by investing activities	(74,677)	(6,785)
Cash flows from financing activities:
Net increase in deposit liabilities	75,353	2,620
Net increase in securities sold under agreements to repurchase	3,443	3,501
Fed funds repaid, net	(5,000)	(7,500)
Dividends paid on common stock	(1,131)	(805)
Stock retired	(409)	-
Proceeds from stock options exercised	3,205	201
Proceeds from term borrowings	-	15,000
Repayments of term borrowings	(10)	(10,973)
Net cash provided by financing activities	75,451	2,044
Net increase (decrease) in cash and cash equivalents	33,732	(10,777)
Cash and cash equivalents, beginning of period	120,542	107,988
Cash and cash equivalents, end of period	$154,274	$97,211
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,918	$8,952
Income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements

Back to Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of financial statement preparation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit and in conformity with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, certain financial information and footnotes have been omitted or condensed. The condensed consolidated financial statements include the accounts of Umpqua Holdings Corporation (the Company), and its wholly-owned subsidiaries Umpqua Bank (the Bank) and Strand, Atkinson, Williams & York, Inc. (Strand, Atkinson). All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements include all necessary adjustments (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's 2002 annual report to shareholders. The results of operations for the 2003 interim period shown in this report are not necessarily indicative of the results for any future interim period or the entire fiscal year.

(b) Earnings per share

Basic and diluted earnings per share are based on the weighted average number of common shares outstanding during each period, with diluted including the effect of potentially dilutive common shares. The weighted average number of common shares outstanding for basic and diluted earnings per share computations were as follows:

Dollars in thousands, except per	Three months ended
share amounts	March 31, 2003	March 31, 2002
Net Income	$8,380	$3,961

Average outstanding shares	28,157,475	19,960,668

Basic earnings per share	$0.30	$0.20

Common Stock Equivalents	412,669	243,474

Fully diluted shares	28,570,144	20,204,142

Fully diluted EPS	$0.29	$0.20

(c) Allowance for credit losses

The allowance for credit losses is based upon estimates of losses inherent in the portfolio. The amount of losses actually incurred can vary significantly from these estimates. Assessing the adequacy of the allowance on a quarterly basis allows management to adjust these estimates based upon the most recent information available.

Back to Index

Activity in the allowance for credit losses was as follows for the three-month periods ending March 31:

Dollars in thousands	Three months ended
	March 31, 2003	March 31, 2002
Beginning Balance	$24,731	$13,221
Provision for Credit Losses	1,475	1,004
Charge-offs	(1,975)	(130)
Recoveries	307	176
Net (charge-offs)/recoveries	(1,668)	46
Ending Balance	$24,538	$14,271

(d) Mortgage servicing rights

Mortgages serviced for others are not included in the accompanying balance sheets. Loans serviced for others totaled $1.1 billion and $985 million at March 31, 2003 and December 31, 2002, respectively.  Mortgage servicing rights ("MSRs") retained are initially measured by allocating the carrying value of the loans between the assets sold and the interest retained, based on the relative fair values at the date of the sale.  MSRs are subsequently measured for impairment by comparing the amortized basis to the fair value determined using a discounted cash flow model, which incorporates the expected life of the loans, estimated costs to service the loans, servicing fees to be received, and other factors. The key assumptions used to initially value the MSR recorded in 2003 included a weighted average constant prepayment rate ("CPR") of 17.6% and a discount rate of 8.625%.

(2) SEGMENT INFORMATION

For purposes of measuring and reporting the financial results, the Company is divided into three business segments; Community Banking, Mortgage Banking and Retail Brokerage Services. The Community Banking segment consists of the operations conducted by the Company's subsidiary Umpqua Bank. The Bank provides a full array of credit and deposit products to meet the banking needs of its market area and targeted customers. The Mortgage Banking segment originates, sells and services residential mortgage loans. The Retail Brokerage Services segment consists of the operations of the Company's subsidiary Strand, Atkinson, Williams & York, Inc. Strand, Atkinson provides a full range of retail brokerage services to its clients and has sales counters at most of the Bank's stores. The following table presents summary income statements and reconciliation to the Company's consolidated totals for the three months ended March 31, 2003 and 2002.

Back to Index

	Three months ended March 31, 2003
Dollars in thousands	Community	Retail Brokerage	Mortgage	Administration
	Banking	Services	Banking	and eliminations	Consolidated
Interest Income	$33,318	$14	$1,978	$7	$35,317
Interest Expense	5,823	-	978	937	7,738
Net Interest Income	27,495	14	1,000	(930)	27,579
Provision for Credit Losses	1,380	-	95	-	1,475
Noninterest Income	3,981	1,976	4,361	(28)	10,290
Noninterest Expense	17,571	2,104	2,945	61	22,681
Merger expenses	638	-	-	-	638
Income (Loss) before Income Taxes	11,887	(114)	2,321	(1,019)	13,075
Income Tax Expense (Benefit)	4,317	(48)	843	(417)	4,695
Net Income (Loss)	$7,570	$(66)	$1,478	$(602)	$8,380

	Three months ended March 31, 2002
	Community	Retail Brokerage	Mortgage	Administration
	Banking	Services	Banking	and eliminations	Consolidated
Interest Income	$21,472	$15	$1,578	$-	$23,065
Interest Expense	4,929	29	758	(21)	5,695
Net Interest Income	16,543	(14)	820	21	17,370
Provision for Credit Losses	937	-	67	-	1,004
Noninterest Income	2,534	2,181	1,814	(49)	6,480
Noninterest Expense	11,463	1,976	1,406	72	14,917
Merger expenses	1,407	101	-	12	1,520
Income (Loss) before Income Taxes	5,270	90	1,161	(112)	6,409
Income Tax Expense (Benefit)	2,009	31	442	(34)	2,448
Net Income (Loss)	$3,262	$59	$718	$(78)	$3,961

Total assets by segment have not changed materially since December 31, 2002.

3.    STOCK-BASED COMPENSATION

At March 31, 2003, the Company had a stock option plan that was accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Back to Index

Dollars in thousands except per share data	Three months ended
	March 31, 2003	March 31, 2002

Net income, as reported	$8,380	$3,961
Deduct: Total employee stock option
expense determined under fair value
based method for all awards, net of
related tax effect	(128)	(152)
Net income, pro forma	$8,252	$3,809

Basic earnings per share	$0.30	$0.20
Basic earnings per share, pro forma	$0.29	$0.19
Diluted earnings per share	$0.29	$0.20
Diluted earnings per share, pro forma	$0.29	$0.19

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of Umpqua Holdings Corporation's (the Company) financial condition at March 31, 2003 and the operating results for the three months then ended. When warranted, comparisons are made to the same period in 2002 and to December 31, 2002. This discussion should be read in conjunction with the financial statements (unaudited) contained elsewhere in this report. All amounts, except per share data, are expressed in thousands of dollars.

This Report includes forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that expressly or implicitly predict future results, performance or events are forward-looking statements. The words "anticipate," "believe," "expect", "estimate," and "intend" and words or phrases of similar meaning, are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause or contribute to those differences include, but are not limited to, the following: general economic conditions, either nationally or regionally that could result in increased loan losses, interest rate fluctuations, pricing pressure and other competitive factors, potential delays or problems with integrating prior acquisitions, the ability to attract new deposits and loans, changes in legal or regulatory requirements, competition in the retail brokerage industry and general stock market conditions, changes in technology and other factors described in this and other Company reports and statements. Readers are encouraged to review the notes that accompany this report and the risk factors set forth in Exhibit 99.1, and are cautioned not to place undue reliance on forward-looking statements. The Company does not intend to update these forward-looking statements. All written and oral forward-looking statements attributable to the Company and/or persons acting on its behalf are expressly qualified by this disclosure.

Back to Index

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

At March 31, 2003 the Company had approximately $161 million in goodwill and other intangible assets as a result of business combinations. The Company adopted Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. In accordance with the standard, goodwill and other intangibles with indefinite lives are no longer being amortized but instead will be tested for impairment on an annual basis or more frequently if impairment indicators arise. Management completed impairment testing for the Company's intangibles with indefinite lives during 2003 and determined that there was no impairment.

Periodically, and in the ordinary course of business, various claims and lawsuits are brought by and against the Company. At the end of the period covered by this Report, the Company was not a party to any legal proceedings management believes are material. There can be no assurance that all unasserted potential claims are known to us at any point in time.

Back to Index

Management classifies non-capitalizable costs that are a result of the Company's merger activities as merger related expenses. Merger related expenses included severance and employee relocation expenses, costs of closing duplicate facilities, conversion related expenses, contract termination costs and marketing and communication expenses.

Financial Highlights

The Company earned $8.38 million for the quarter ended March 31, 2003, up $4.42 million, or 112% from the comparable period in the prior year. Diluted earnings per share improved to $0.29 for the first quarter of 2003, up from $0.20 for the same period in 2002. Return on average equity and return on average assets were 1.32% and 11.61% for the quarter compared with 1.14% and 11.60% in 2002.

Management classifies non-capitalizable costs that are a result of the Company's merger activities as merger-related expenses. Merger-related expenses include severance and employee relocation expenses, costs of closing duplicate facilities, conversion related expenses, contract termination costs and marketing and communication expenses.

The Company reported merger-related expenses of $638,000 for the first quarter of 2003 and completed the operational integration of Centennial Bancorp (Centennial), which was acquired by Umpqua Holdings Corporation in November 2002. In the first quarter of 2002, the Company reported merger-related expenses of $1.5 million related to the acquisitions of Independent Financial Network and Linn Benton Bank, both of which were acquired in December 2001.

Total assets reached $2.646 billion at March 31, 2003.

Results of Operations

Net Interest Income

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

Net interest income on a taxable equivalent basis was $28.0 million for the quarter ended March 31, 2003 compared with $17.7 million for the same period in 2002 (Tables 1 and 2). The difference between net interest income on a taxable equivalent basis and net interest income on a GAAP basis is due to the taxable equivalent adjustment. The taxable equivalent adjustment is an amount added to non-taxable securities interest income so that is comparable to income on a taxable investment. The amount of such adjustment was $392,000 and $349,000 for the quarters ended March 31, 2003 and 2002, respectively.

Back to Index

The increase in taxable net interest income of $10.3 million was primarily attributable to an increase in the volume of earning assets, offset by a decrease in the net interest margin. Average earning assets increased $955 million or 75% compared with the prior year period due primarily to the acquisition of Centennial. On November 15, 2002, the date of the Centennial acquisition, Centennial had earning assets of approximately $730 million.

Loans, the largest component of earning assets, increased $798 million on average compared with the prior year period while investment securities increased $131 million over the same period. Overall, the yield on earning assets decreased to 6.51% for the quarter compared with 7.48% for the same period in the prior year. This decline was primarily attributable to the 0.87% decrease in the yield on loans and a decrease in the yield on investment securities. The decline in the yield on loans was due to variable loan repricings as well as new loan production occurring at lower rates. Average prime rate for the first quarter of 2003 was 4.25% compared with 4.75% for the first quarter of 2002.

The decrease in the yield on investment securities was due to maturities and payments on higher yielding securities that were reinvested in lower yielding securities during the year. Average noninterest earning assets were $214 million higher in the first quarter of 2003 compared with the first quarter of 2002. The increase was primarily attributable to intangibles and other assets related to the Centennial acquisition. Average interest bearing liabilities increased $766 million compared with the prior year period. The increase was primarily attributable to the Centennial acquisition. On the date of the acquisition, Centennial had interest bearing liabilities of approximately $591 million.

Average trust preferred securities increased $75 million compared with the same quarter in 2002. These securities were issued in late 2002 primarily to fund the acquisition of Centennial. The interest rate on these securities is based on LIBOR plus a spread and resets quarterly. Average shareholders' equity increased $154 million primarily as a result of additional shares issued in connection with the Centennial acquisition. As a result of the preceding changes, the interest spread decreased 0.43% to 4.73% for the quarter ended March 31, 2003 compared with the same period in the prior year. The net interest margin for the quarter ended March 31, 2003 was 5.10%, a decrease of 0.56% from the same period in the prior year.

Back to Index

Average Rates and Balances

Table 1 (Dollars in thousands)	QUARTER ENDED MARCH 31, 2003			QUARTER ENDED MARCH 31, 2002
	AVERAGE	INTEREST INCOME	AVERAGE YIELDS	AVERAGE	INTEREST INCOME	AVERAGE YIELDS
	BALANCE	OR EXPENSE	OR RATES	BALANCE	OR EXPENSE	OR RATES

INTEREST-EARNING ASSETS:
Loans and loans held for sale (2)	$1,831,173	$31,383	6.95%	$1,033,129	$19,931	7.82%
Taxable securities	266,082	2,972	4.47%	148,158	2,290	6.18%
Non-taxable securities(1)	74,188	1,203	6.49%	61,189	1,088	7.11%
Temporary investments	52,302	151	1.17%	26,822	105	1.59%
Total interest earning assets	2,223,745	35,709	6.51%	1,269,298	23,414	7.48%
Allowance for credit losses	(25,561)			(13,772)
Other assets	380,867			154,720
Total assets	$2,579,051			$1,410,246

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and
savings accounts	$1,003,294	$2,472	1.00%	$518,857	$1,341	1.05%
Time deposits	627,861	4,008	2.59%	414,294	3,943	3.86%
Repurchase agreements	30,548	109	1.45%	23,035	81	1.43%
Overnight borrowings	-	-	-	7,045	13	0.75%
Trust preferred securities	75,000	937	5.07%	-	-	-
Borrowings	24,191	212	3.55%	32,184	317	3.99%
Total interest-bearing liabilities	1,760,894	7,738	1.78%	995,415	5,695	2.32%
Non-interest-bearing deposits	473,501			257,663
Other liabilities	51,889			18,695
Total liabilities	2,286,284			1,271,773
Minority interest
Shareholders' equity	292,767			138,473
Total liabilities and
shareholders' equity	$2,579,051			$1,410,246

NET INTEREST INCOME (1)		$27,971			$17,719
NET INTEREST SPREAD			4.73%			5.16%

AVERAGE YIELD ON EARNING ASSETS (1),(2)			6.51%			7.48%
INTEREST EXPENSE TO EARNING ASSETS			1.41%			1.82%
NET INTEREST INCOME TO EARNING ASSETS (1),(2)			5.10%			5.66%

(1) Tax exempt income has been adjusted to a tax equivalent basis at a 35% effective rate.
The amount of such adjustment was an addition to recorded income of $392 and $349 for 2003 and 2002, respectively.
(2) Non-accrual loans are included in average balance.

Back to Index

ANALYSIS OF CHANGES IN INTEREST DIFFERENTIAL The following table sets forth, on a tax-equivalent basis, a summary of the changes in net interest income resulting from changes in volumes and rates. Changes not due solely to volume or rate changes are allocated to rate.

	2003 COMPARED TO 2002
	INCREASE (DECREASE)
	DUE TO CHANGE IN
Table 2 (Dollars in thousands)	VOLUME	RATE	NET CHANGE

INTEREST-EARNING ASSETS:
Loans	$15,396	$(3,944)	$11,452
Taxable securities	1,823	(1,141)	682
Non-taxable securities(1)	231	(116)	115
Temporary investments	100	(54)	46
Total (1)	17,549	(5,254)	12,295

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and
savings accounts	1,252	(121)	1,131
Time deposits	2,033	(1,968)	65
Repurchase agreements	26	2	28
Overnight borrowings	(13)	NA	(13)
Trust preferred securities	937	NA	937
Term debt	(79)	(26)	(105)
Total	4,156	(2,113)	2,043

Net increase in net interest income	$13,393	$(3,141)	$10,252

(1) Tax-exempt interest income has been adjusted to a tax equivalent basis at a 35% effective tax rate.

Provision for Credit Losses

The provision for credit losses is management's estimate of the amount necessary to maintain an allowance for credit losses that is considered adequate based on the risk of losses in the loan and lease portfolio (see additional discussion under Allowance for Credit Losses). The provision for credit losses for the quarter ended March 31, 2003 was $1,475 compared with $1,004 during the first quarter of 2002. Net credit losses were $1,668 for the three months ended March 31, 2003 compared with net recoveries of $46 for the same period in 2002. Nonperforming loans at March 31, 2003 decreased to $17.8 million from $18.4 million at December 31, 2002. Changes in the balance of nonperforming loans were as follows:

Back to Index

Dollars in thousands

Balance December 31, 2002	$18,395
New nonacccruals	5,518
Less:
Charge-offs	(43)
Payments	(726)
Returned to accrual	(874)
Transferred to OREO	(2,174)
Decrease in loans past due 90
days and accruing interest	(2,280)
Balance March 31, 2003	$17,816

The allowance for credit losses totaled $24,538, or 1.35% of total loans at March 31, 2003 compared with $24,731, or 1.39% of total loans at December 31, 2002.

Noninterest Income

Noninterest income for the quarter ended March 31, 2003 was $10.3 million, a $3.8 million increase over the same period in 2002. Service charges, another major component of noninterest income increased $0.9 million over the prior year due to the Centennial acquisition and growth in the number of accounts. Brokerage fees, the second largest component of noninterest income decreased $0.2 million compared with the same quarter in the prior year. Mortgage banking revenue was $4.3 million during the first quarter of 2003 compared with $1.7 million for the first quarter of 2002. The increase was due to higher mortgage banking activity related to lower interest rates in 2003. The Company originated $246 million in residential mortgages during the first quarter of 2003 compared with $153 million in 2002. The Company does not expect this level of activity to continue throughout 2003. Other income was $1.1 million for the current quarter compared with $0.5 million in 2002. Other income consists of gains/losses on sales of assets, miscellaneous service fees, merchant bankcard processing and other miscellaneous income.

Noninterest Expense

Noninterest expense for the quarter ended March 31, 2003 was $23.3 million compared with $16.4 million for the same period in 2002. Salaries and employee benefits increased $4.2 million to $12.9 million in the first quarter of 2003. The increase was due to increased mortgage banking activity and salaries and benefits associated with the acquisition of Centennial. Premises and equipment expense increased $1.5 million compared with the prior year due to expenses associated with the stores acquired in the Centennial acquisition and expanded backroom facilities and equipment. Other noninterest expense increased $2.1 million to $6.2 million for the first quarter of 2003. Other expense increased due to the Centennial acquisition. Merger expenses for the first quarter of 2003 and 2002 were as follows:

Back to Index

	Three months ended
Dollars in thousands	March 31, 2003	March 31, 2002
Professional fees	$35	$409
Supplies	20	27
Severance and relocation	131	218
Premises and equipment write-downs	-	97
Computer conversions	248	86
New market expenses	168	499
Other	36	184
	$638	$1,520

Accrued merger expenses at March 31, 2003 were $3.6 million and consisted primarily of accrued severance and related expenses and contract termination costs.

Income taxes

The effective tax rate for the Company was 35.9% during the first quarter of 2003 compared with 38.2 % during the first quarter of 2002. The decrease was partially attributable to the Company's investment in certain tax-advantaged low-income housing projects.

Financial Condition

Significant changes in the Company's financial position from December 31, 2002 to March 31, 2003 are as follows:

Investment securities available for sale

Investment securities have increased $24 million since year-end 2002 due to the purchase of $50 million of investment securities, primarily CMOs, offset by principal payments and maturities. The Company increased its investment portfolio during the first quarter to improve the net interest margin and as an alternative to fed funds. The weighted average life of the Company's available-for-sale securities portfolio was 2.96 years at March 31, 2003.

Back to Index

Loans and leases

Loans and leases have increased $45 million since year-end. Details of the loan and lease portfolio at March 31, 2003 and December 31, 2002:

Dollars in thousands	March 31, 2003	December 31, 2002
Commercial real estate	$841,492	$817,691
Residential real estate	79,636	79,708
Construction	281,223	270,116
Total real estate	1,202,351	1,167,515
Commercial	566,677	551,852
Leases	9,271	9,594
Consumer	44,959	48,647
Other	53	707
Total loans and leases	$1,823,311	$1,778,315

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

Back to Index

Activity in the allowance for credit losses was as follows for the three-month periods ended March 31:

Dollars in thousands	Three months ended
	March 31, 2003	March 31, 2002
Beginning Balance	$24,731	$13,221
Provision for Credit Losses	1,475	1,004
Charge-offs	(1,975)	(130)
Recoveries	307	176
Net (charge-offs)/recoveries	(1,668)	46
Ending Balance	$24,538	$14,271

Deposits

Details of deposits at March 31, 2003 and December 31, 2002 were as follows:

Dollars in thousands	March 31, 2003	December 31, 2002
Noninterest bearing demand	$543,319	$494,810
Interest bearing demand and
Money market accounts	843,187	814,494
Savings	167,715	162,043
Time deposits	624,548	632,443
Total Deposits	$2,178,769	$2,103,790

Liquidity

Liquidity enables the Company to meet the borrowing needs of its customers and withdrawals of its depositors. The Company meets its liquidity needs through the maintenance of cash resources, lines of credit with other financial institutions, maturities and sales of investment securities available for sale, and a stable base of core deposits. Having a stable and diversified deposit base is a significant factor in the Company's long-term liquidity structure. At March 31, 2003 the Company had overnight investments of $48.6 million and available lines of credit of approximately $394 million with various financial institutions.

Capital Resources

Total shareholders' equity increased $10.3 million to $298.5 million at March 31, 2003. The increase was the result of earnings of $8.4 million, a $0.5 million decrease in accumulated other comprehensive income and $3.9 million from the exercise of stock options, offset by dividends paid of $1.1 million and stock repurchased of $0.4 million. At March 31, 2003 the Company's Tier 1 and total risk-based capital ratios were approximately 9.95% and 11.12%, respectively. The Federal Reserve Board's minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8% respectively.

Back to Index

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

The Company uses an asset/liability model to measure and monitor interest rate risk. The model projects net interest income for the upcoming twelve months in various interest rate scenarios. The model the Company uses includes assumptions regarding prepayments of assets and early withdrawals of liabilities, the level and mix of interest earning assets and interest bearing liabilities, the level and responsiveness of interest rates on deposit products without stated maturities and the level of nonperforming assets. These assumptions are based on management's judgment and future expected pricing behavior. Actual results could vary significantly from the results derived from the model. The Company's interest rate risk has not changed materially since December 31, 2002. The Company also has increased its emphasis on noninterest sources of revenue in order to further stabilize future earnings.

Item 4. Controls and Procedures

In February and March 2003, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b of the Securities Exchange Act of 1934. Based on that evaluation, the Company created a Disclosure Committee and adopted a charter for that committee that was approved by our Audit and Compliance Committee. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

Because of the nature of our business, we are involved in legal proceedings in the regular course of business. As of the end of the period covered by this Report, we do not believe that there is pending litigation the unfavorable outcome of which would result in a material adverse change to our financial condition, results of operations or cash flows.

Item 2. Changes in Securities and Use of Proceeds

None.

Back to Index

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submissions of Matters to a Vote of Securities Holders

No items were submitted to a vote of security holders during the period covered by this Report.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

    The exhibits filed as part of this Report and exhibits incorporated herein by reference to other documents are listed in the Exhibit Index to this Report.
    Reports on Form 8-K:

    The Company filed the following reports on Form 8-K during the period covered by this Report:

      Report filed February 19, 2003.  In compliance with Regulation BTR, the report included a notice sent to executive officers and directors informing them of a blackout period with respect to trading in the company's securities associated with a blackout period for 401(k) plan participants in connection with the merger of the Centennial Bank Employee Savings and Profit Sharing Plan with and into the Umpqua Bank 401(k) and Profit Sharing Plan.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UMPQUA HOLDINGS CORPORATION

(Registrant)
Dated	May 14, 2003	/s/ Raymond P. Davis
Raymond P. Davis President and Chief Executive Officer

Dated	May 14, 2003	/s/ Daniel A. Sullivan
Daniel A. Sullivan Executive Vice President and Chief Financial Officer

Back to Index

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated	May 14, 2003	/s/ Raymond P. Davis
Raymond P. Davis President and Chief Executive Officer

Back to Index

I, Daniel Sullivan, certify that:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated	May 14, 2003	/s/ Daniel A. Sullivan
Daniel A. Sullivan Executive Vice President and Chief Financial Officer Principal Accounting Officer

Back to Index

EXHIBIT INDEX

Exhibit
3.1	(b)	Articles of Incorporation, as amended
3.2	(c)	Bylaws
4.0	(c)	Specimen Stock Certificate
10.1	(d)	Executive Employment and Compensation Agreement dated as of July 10, 2000, and revised as of March 20, 2001, for Raymond P. Davis
10.2	(d)	Executive Employment Agreement dated March 21, 2001, for Daniel A. Sullivan
10.3	(e)	Umpqua Holdings Corporation 2000 Stock Option Plan
10.4	(f)	Umpqua Holdings Corporation Director Compensation Plan
10.5	(g)	Umpqua Holdings Corporation 2003 Stock Incentive Plan
99.1		Risk Factors
99.2		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to Appendix I of the Proxy Statement/ Prospectus included in the Registration Statement on Form S-4 filed September 9, 2002.
(b)	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed September 9, 2002.
(c)	Incorporated by reference to the Registration Statement on Form S-8 (No. 333-77259) filed with the SEC on April 28, 1999.
(d)	Incorporated by reference to the annual report on Form 10-K filed on March 30, 2001.
(e)	Incorporated by reference to the Appendices to the Joint Proxy Statement filed with the SEC on Form DEFM14A on October 26, 2000.
(f)	Incorporated by reference to Exhibit 10.4 to Form 10-K filed March 31, 2003
(g)	Incorporated by reference to Appendix A to the Proxy Statement for the annual meeting of shareholders filed with the SEC on March 27, 2003.

Back to Index

EXHIBIT 99.1

RISK FACTORS

The following summarizes certain risks which management believes are specific to the Company's business. These should not be viewed as including all risks to the Company.

The integration of recently acquired banks may not be completed smoothly, which could result in loss of customers

In November 2002, we acquired Centennial Bancorp. At the time of the acquisition its subsidiary Centennial Bank merged into our existing bank subsidiary under the name of "Umpqua Bank." Centennial Bank customers were accustomed to traditional bank branch facilities and services. Umpqua Bank has transformed itself from a traditional community bank into a community-oriented financial services retailer. In pursuing this strategy, we have remodeled many of the bank branches to resemble retail stores that include distinct physical areas or boutiques such as a "serious about service center," an "investment opportunity center" and "a computer café." Over a period of months following the mergers, we intend to remodel and convert several of the Centennial Bank branches in a similar fashion. This conversion will involve significant expenses, disrupt banking activities during the remodeling period, and will present a new look and feel to the banking services and products being offered. There is a risk that some of the existing customers will not stay with Umpqua Bank during the remodeling period or after the conversion is completed. Further, there may be delays in completing the conversion, which could cause confusion and disruption in the business of those branches.

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

Involvement in non-bank businesses may involve new risks

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

Back to Index

The restructuring and integration costs of the recent mergers could exceed estimates; expected consolidation savings may not materialize

We estimate that we will incur approximately $1 million in additional restructuring costs and related expenses by the time the operations of Centennial Bank are fully integrated including additional system integration, store remodeling and disposal of duplicative equipment. The actual costs could exceed these estimates and unanticipated costs and charges may arise. Additionally, the cost of remodeling the branches and training personnel could exceed estimates and might not result in increased banking activity, revenues or profits.

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

Umpqua Bank, like other lenders, is subject to credit risk, which is the risk of losing principal and/or interest due to borrowers' failure to repay loans in accordance with their terms. Although we have established underwriting and documentation criteria and most loans are secured by collateral, a downturn in the economy or the real estate market in our market areas or a rapid increase in interest rates could have a negative effect on collateral values and borrowers' ability to repay. To the extent loans are not serviced by borrowers, the loans are placed on non-accrual, thereby reducing interest income. To the extent loan charge-offs exceed expectations, additional amounts must be added to the allowance for credit losses, which reduces income.

Although management believes that our allowance for credit losses at March 31, 2003 is adequate, no assurance can be given that an additional provision for credit losses will not be required. See Management's Discussion and Analysis of Financial Condition and Results of Operations - "Provision for Credit Losses" and "Allowance for Credit Losses."

A rapid change in interest rates could make it difficult to maintain our current interest income spread and could result in reduced earnings.

Our earnings are largely derived from net interest income, which is interest income and fees earned on loans and investments, less interest paid on deposits and other borrowings. Interest rates are highly sensitive to many factors that are beyond the control of our management, including general economic conditions and the policies of various governmental and regulatory authorities. As interest rates change, net interest income is affected. With fixed rate assets (such as fixed rate loans) and liabilities (such as certificates of deposit), the effect on net interest income depends on the maturity of the asset or liability. Although we strive to minimize interest rate risk through asset/liability management policies, from time to time maturities are not balanced. For example, the rapid drop in short term interest rates during 2002 made it difficult to reduce interest expense as rapidly as interest income fell on loans contractually tied to prime rate. Any rapid increase in interest rates in the future could result in interest expense increasing faster than interest income because of fixed rate loans and longer-term investments. Further, substantially higher interest rates generally reduce loan demand and may result in lower loan totals. An unanticipated rapid decrease or increase in interest rates could have an adverse effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore on the level of net interest income.

Back to Index

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

Back to Index

Exhibit 99.2

CERTIFICATION OF

CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

This certification is given by the undersigned Chief Executive Officer and Chief Financial Officer of Umpqua Holdings Corporation (the "registrant") pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Each of the undersigned hereby certifies, with respect to the registrant's quarterly report of Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), that:

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

May 14, 2003