Form 10-Q
period 2003-06-30
UMPQUA HOLDINGS CORP
filed 2003-08-14
CIK 1077771

As Filed with the Securities and Exchange Commission on August 14, 2003

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: June 30, 2003

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number:      000-25597

Umpqua Holdings Corporation
(Exact Name of Registrant as Specified in Its Charter)

OREGON	93-1261319
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

[X]     Yes     [__]    No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

[X]     Yes     [__]    No

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:

Common stock, no par value, outstanding as of July 31, 2003:     28,333,840

UMPQUA HOLDINGS CORPORATION FORM 10-Q QUARTERLY REPORT TABLE OF CONTENTS

_____________

UMPQUA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
Dollars in thousands	2003	2002
ASSETS
Cash and due from banks	$ 124,193	$ 101,892
Temporary investments	60,069	18,650
Total Cash and Cash Equivalents	184,262	120,542

Trading account assets	1,833	1,905

Investment securities available for sale, at fair value	351,209	331,160
Investment securities held to maturity, at amortized cost	17,836	18,455
Mortgage loans held for sale	62,926	62,349
Loans and leases receivable	1,877,238	1,778,315
Less: Allowance for credit losses	(25,316)	(24,731)
Loans and leases, net	1,851,922	1,753,584
Federal Home Loan Bank stock, at cost	4,891	6,589
Property and equipment, net of depreciation	62,853	58,585
Goodwill and other intangible assets, net	160,547	160,967
Mortgage servicing rights, net	9,274	9,316
Other assets	39,504	32,512
Total Assets	$ 2,747,057	$ 2,555,964

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest bearing	$ 617,326	$ 494,810
Savings and interest-bearing checking	1,058,896	976,537
Time deposits	606,687	632,443
Total Deposits	2,282,909	2,103,790

Securities sold under agreements to repurchase	33,581	31,232
Fed funds purchased	-	5,000
Term debt	22,105	24,219
Trust preferred securities	75,000	75,000
Other liabilities	28,358	28,564
Total Liabilities	2,441,953	2,267,805

Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock, no par value, 100,000,000 shares authorized; issued and
outstanding: 28,331,279 at June 30, 2003 and 27,980,591at December 31, 2002	229,780	225,380
Retained earnings	73,724	59,475
Accumulated other comprehensive income	1,600	3,304
Total Shareholders' Equity	305,104	288,159
Total Liabilities and Shareholders' Equity	$ 2,747,057	$ 2,555,964

See accompanying notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
Dollars in thousands, except per share data	2003	2002	2003	2002
Interest Income
Interest and fees on loans and leases	$ 30,962	$ 20,261	$ 62,345	$ 40,192
Interest on taxable securities	2,395	1,985	5,362	4,270
Interest on non-taxable securities	721	721	1,523	1,450
Interest on temporary investments	187	165	338	270
Interest on trading account assets	16	17	30	32
Total interest income	34,281	23,149	69,598	46,214
Interest Expense
Interest on deposits	6,268	5,098	12,748	10,382
Interest on repurchase agreements	105	76	214	157
Interest on trust preferred securities	914	-	1,851	-
Interest on borrowings	193	254	405	584
Total interest expense	7,480	5,428	15,218	11,123
Net Interest Income	26,801	17,721	54,380	35,091
Provision for credit losses	950	600	2,425	1,604
Net interest income after provision for credit losses	25,851	17,121	51,955	33,487
Noninterest Income
Service charges	3,350	1,877	6,370	3,961
Brokerage fees and commissions	2,370	2,331	4,309	4,505
Mortgage banking revenue, net	2,835	2,216	7,114	3,895
Gain (loss) on sale of securities	2,136	(900)	2,143	(899)
Other noninterest income	1,099	477	2,144	1,019
Total noninterest income	11,790	6,001	22,080	12,481
Noninterest Expense
Salaries and employee benefits	13,171	8,568	26,070	17,277
Premises and Equipment	3,947	2,213	7,529	4,312
Other noninterest expense	6,912	4,108	13,112	8,217
Merger-related expenses	1,050	-	1,688	1,520
Total noninterest expense	25,080	14,889	48,399	31,326
Income before income taxes	12,561	8,233	25,636	14,642
Provision for income taxes	4,429	2,951	9,124	5,399
Net Income	$ 8,132	$ 5,282	$ 16,512	$ 9,243
Earnings Per Share
Basic	$ 0.29	$ 0.26	$ 0.59	$ 0.46
Diluted	$ 0.28	$ 0.26	$ 0.58	$ 0.46

See accompanying notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
Dollars in thousands	2003	2002	2003	2002

Net income	$ 8,132	$ 5,282	$ 16,512	$ 9,243

Unrealized (losses) gains arising during the period on
investment securities available for sale	(1)	1,587	(668)	397

Reclassification adjustment for (gains) losses realized in
net income	(1,297)	546	(1,301)	546

Income tax (benefit) expense related to unrealized (losses)
gains on investment securities, available for sale	(52)	621	(265)	184

Net unrealized gains (losses) on investment
securities available for sale	(1,246)	1,512	(1,704)	759
Comprehensive Income	$ 6,886	$ 6,794	$ 14,808	$ 10,002

See accompanying notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six months ended June 30,
Dollars in thousands	2003	2002
Cash flows from operating activities:
Net income	$ 16,512	$ 9,243
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Federal Home Loan Bank stock dividends	(145)	(245)
Net decrease in trading account assets	72	240
Amortization of investment premiums and discounts, net	1,310	105
Amortization of purchase accounting adjustments, net	(201)	-
Origination of loans held for sale	(516,158)	(262,911)
Proceeds from sales of loans held for sale	525,834	256,960
Provision for credit losses	2,425	1,604
Increase in mortgage servicing rights	(1,908)	(2,492)
Impairment charge for mortgage servicing rights valuation	1,950	300
(Gain) loss on sales of securities available for sale	(2,243)	900
Gain on sales of loans	(10,735)	(3,943)
Depreciation of premises and equipment	3,135	1,657
Gain on sale of premises and equipment	(150)	-
Amortization of intangibles	209	208
Net (increase) decrease in other assets	(5,675)	1,245
Net increase (decrease) in other liabilities	556	(7,715)
Net cash provided by (used by) operating activities	14,788	(4,844)
Cash flows from investing activities:
Purchases of investment securities	(155,545)	(19,160)
Maturities/calls of investment securities available for sale	103,380	35,793
Sales of investment securities available for sale	29,642	-
Redemption of FHLB stock	1,843	-
Investment in subsidiaries	211	(484)
Purchases of investment securities held to maturity	-	(980)
Maturities of investment securities held to maturity	610	40
Net loan originations	(103,426)	(34,993)
Proceeds from sales of loans	2,891	-
Sales of premises and equipment	355	-
Purchases of premises and equipment	(7,564)	(2,050)
Net cash used by investing activities	(127,603)	(21,834)
Cash flows from financing activities:
Net increase in deposit liabilities	179,807	73,193
Net increase in securities sold under agreements to repurchase	2,349	512
Fed funds repaid, net	(5,000)	(7,500)
Dividends paid on common stock	(2,263)	(1,609)
Stock retired	(409)	-
Proceeds from stock options exercised	3,970	1,100
Proceeds from term borrowings	-	25,000
Repayments of term borrowings	(2,019)	(31,983)
Net cash provided by financing activities	176,435	58,713
Net increase in cash and cash equivalents	63,620	32,035
Cash and cash equivalents, beginning of period	120,542	107,988
Cash and cash equivalents, end of period	$ 184,162	$ 140,023
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 15,611	$ 10,412
Income taxes	$ 7,780	$ 4,056
See accompanying notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of financial statement preparation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit and in conformity with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, certain financial information and footnotes have been omitted or condensed. The condensed consolidated financial statements include the accounts of Umpqua Holdings Corporation (the Company), and its wholly-owned subsidiaries Umpqua Bank (the Bank) and Strand, Atkinson, Williams and York, Inc. (Strand, Atkinson), and Umpqua Statutory Trust I, Umpqua Statutory Trust II and Umpqua Statutory Trust III. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements include all necessary adjustments (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's 2002 annual report to shareholders. The results of operations for the 2003 interim periods shown in this report are not necessarily indicative of the results for any future interim periods or the entire fiscal year.

(b) Earnings per share

Basic and diluted earnings per share are based on the weighted average number of common shares outstanding during each period, with diluted including the effect of potentially dilutive common shares. The weighted average number of common shares outstanding for basic and diluted earnings per share computations was as follows:

Dollars in thousands, except per	Three months ended June 30,		Six months ended June 30,
share amounts	2003	2002	2003	2002
Net Income	$8,132	$5,282	$16,512	$9,243

Average outstanding shares	28,283,843	20,041,973	28,221,008	20,001,545

Basic earnings per share	$0.29	$0.26	$0.59	$0.46

Common Stock Equivalents	384,083	276,731	379,471	249,500

Fully diluted shares	28,667,926	20,318,704	28,600,479	20,251,045

Fully diluted EPS	$0.28	$0.26	$0.58	$0.46

(c) Allowance for credit losses

The allowance for credit losses is based upon estimates of losses inherent in the portfolio. The amount of losses actually incurred can vary significantly from these estimates. Assessing the adequacy of the allowance on a quarterly basis allows management to adjust these estimates based upon the most recent information available.

        Activity in the allowance for credit losses was as follows for the six-month periods ending June 30:

	Six months ended
Dollars in thousands	June 30, 2003	June 30, 2002
Beginning Balance	$24,731	$13,221
Provision for Loan Losses	2,425	1,604
Charge-offs	(2,440)	(363)
Recoveries	600	236
Net charge-offs	(1,840)	(127)
Ending Balance	$25,316	$14,698

(d)    Mortgage servicing rights

Mortgages serviced for others are not included in the accompanying balance sheets. Loans serviced for others totaled $1.2 billion and $985 million at June 30, 2003 and December 31, 2002, respectively. Mortgage servicing rights ("MSRs") retained are initially measured by allocating the carrying value of the loans between the assets sold and the interest retained, based on the relative fair values at the date of the sale. MSRs are subsequently measured for impairment by comparing the amortized basis to the fair value. The key assumptions used to estimate the fair value of the MSRs recorded at June 30, 2003 included a weighted average constant prepayment rate ("CPR") of 20.4% and a discount rate of 8.625%.

2.      SEGMENT INFORMATION

For purposes of measuring and reporting the financial results, the Company is divided into three business segments; Community Banking, Mortgage Banking and Retail Brokerage Services. The Community Banking segment consists of operations conducted by the Company's subsidiary Umpqua Bank. The Bank provides a full array of credit and deposit products to meet the banking needs of its market area and targeted customers. The Mortgage Banking segment originates, sells and services residential mortgage loans. The Retail Brokerage Services segment consists of the operations of the Company's subsidiary Strand, Atkinson, Williams and York, Inc. The following table presents summary income statements and reconciliation to the Company's consolidated totals for the three and six months ended June 30, 2003 and 2002.

	Six months ended June 30, 2003
	Community	Retail Brokerage	Mortgage	Administration
Dollars in thousands	Banking	Services	Banking	and eliminations	Consolidated
Interest Income	$ 64,802	$ 30	$ 4,752	$ 14	$ 69,598
Interest Expense	11,293	-	2,073	1,852	15,218
Net Interest Income	53,509	30	2,679	(1,838)	54,380
Provision for Credit Losses	2,271	-	154	-	2,425
Noninterest Income	10,494	4,398	7,238	(50)	22,080
Noninterest Expense	36,052	4,399	6,060	200	46,711
Merger related expenses	1,600	88	-	-	1,688
Income (Loss) before Income Taxes	24,080	(59)	3,703	(2,088)	25,636
Income Tax Expense (Benefit)	8,662	(29)	1,332	(841)	9,124
Net Income (Loss)	$ 15,418	$ (30)	$ 2,371	$ (1,247)	$ 16,512

	Six months ended June 30, 2002
	Community	Retail Brokerage	Mortgage	Administration
Dollars in thousands	Banking	Services	Banking	and eliminations	Consolidated
Interest Income	$ 43,227	$ 33	$ 2,955	$ (1)	$ 46,214
Interest Expense	9,647	58	1,467	(49)	11,123
Net Interest Income	33,580	(25)	1,488	48	35,091
Provision for Credit Losses	1,604	-	-	-	1,604
Noninterest Income	3,897	4,570	4,108	(94)	12,481
Noninterest Expense	22,546	4,153	2,741	366	29,806
Merger related expenses	1,407	101	-	12	1,520
Income (Loss) before Income Taxes	11,920	291	2,855	(424)	14,642
Income Tax Expense (Benefit)	4,379	100	1,086	(166)	5,399
Net Income (Loss)	$ 7,541	$ 191	$ 1,769	$ (258)	$ 9,243

	Three months ended June 30, 2003
	Community	Retail Brokerage	Mortgage	Administration
Dollars in thousands	Banking	Services	Banking	and eliminations	Consolidated
Interest Income	$ 31,484	$ 16	$ 2,774	$ 7	$ 34,281
Interest Expense	5,470	-	1,095	915	7,480
Net Interest Income	26,014	16	1,679	(908)	26,801
Provision for Credit Losses	891	-	59	-	950
Noninterest Income	6,513	2,422	2,877	(22)	11,790
Noninterest Expense	18,481	2,295	3,115	139	24,030
Merger related expenses	962	88	-	-	1,050
Income (Loss) before Income Taxes	12,193	55	1,382	(1,069)	12,561
Income Tax Expense (Benefit)	4,345	19	489	(424)	4,429
Net Income (Loss)	$ 7,848	$ 36	$ 893	$ (645)	$ 8,132

	Three months ended June 30, 2002
	Community	Retail Brokerage	Mortgage	Administration
Dollars in thousands	Banking	Services	Banking	and eliminations	Consolidated
Interest Income	$ 21,755	$ 18	$ 1,377	$ (1)	$ 23,149
Interest Expense	4,718	29	709	(28)	5,428
Net Interest Income	17,037	(11)	668	27	17,721
Provision for Credit Losses	667	-	(67)	-	600
Noninterest Income	1,363	2,389	2,294	(45)	6,001
Noninterest Expense	11,083	2,177	1,335	294	14,889
Merger related expenses	-	-	-	-	-
Income (Loss) before Income Taxes	6,650	201	1,694	(312)	8,233
Income Tax Expense (Benefit)	2,370	69	644	(132)	2,951
Net Income (Loss)	$ 4,280	$ 132	$ 1,050	$ (180)	$ 5,282

Total assets by segment have not changed materially since December 31, 2002.

3.       STOCK-BASED COMPENSATION

At June 30, 2003, the Company had a stock option plan that was accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended June 30,		Six months ended June 30,
Dollars in thousands, except per	2003	2002	2003	2002
share data
Net income, as reported	$ 8,132	$ 5,282	$ 16,512	$ 9,243
Deduct: Total employee stock option
expense determined under fair value
based method for all awards, net of
related tax effect	(130)	(148)	(258)	(300)
Net income, pro forma	$ 8,002	$ 5,134	$ 16,254	$ 8,943

Basic earnings per share	$ 0.29	$ 0.26	$ 0.59	$ 0.46
Basic earnings per share, pro forma	$ 0.28	$ 0.26	$ 0.58	$ 0.45
Diluted earnings per share	$ 0.28	$ 0.26	$ 0.58	$ 0.46
Diluted earnings per share, pro forma	$ 0.28	$ 0.25	$ 0.57	$ 0.44

4.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 provides guidance on how to identify the primary beneficiary of a variable interest entity and determine when the variable interest entity should be consolidated by the primary beneficiary. The recognition and measurement provisions of this Interpretation become effective for the Company's existing variable interest entities for the quarter ending September 30, 2003.  The Company is still evaluating the impact that adoption of FIN 46 will have on the Company's consolidated financial statements.

On May 31, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of SFAS No. 150 has not had a material impact on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of Umpqua Holdings Corporation's (the Company) financial condition at June 30, 2003 and the operating results for the three and six months then ended. When warranted, comparisons are made to the same periods in 2002 and to December 31, 2002. This discussion should be read in conjunction with the financial statements (unaudited) contained elsewhere in this report. All amounts, except per share data, are expressed in thousands of dollars.

This Report includes forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that expressly or implicitly predict future results, performance or events are forward-looking statements. The words "anticipate," "believe," "expect", "estimate," and "intend" and words or phrases of similar meaning, are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause or contribute to those differences include, but are not limited to, the following: general economic conditions, either nationally or regionally that could result in increased loan losses, interest rate fluctuations, pricing pressure and other competitive factors, potential delays or problems with integrating prior acquisitions, the ability to attract new deposits and loans, changes in legal or regulatory requirements, competition in the retail brokerage industry, general stock market conditions, changes in technology and other factors described in this and other Company reports and statements. Readers are encouraged to review the notes that accompany this report and are cautioned not to place undue reliance on forward-looking statements. The Company does not intend to update these forward-looking statements. All written and oral forward-looking statements attributable to the Company and/or persons acting on its behalf are expressly qualified by this disclosure.

Critical Accounting Policies and Estimates

The "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as disclosures included elsewhere in this report, are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates the estimates used, including the adequacy of the allowance for credit losses, the value of retained mortgage servicing rights, impairment of intangible assets, other contingencies and litigation. Estimates are based upon historical experience, current economic conditions and other factors that management considers reasonable under the circumstances. These estimates result in judgments regarding the carrying values of assets and liabilities when these values are not readily available from other sources as well as assessing and identifying the accounting treatments of commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. The following critical accounting policies identify the more significant judgments and assumptions used in the preparation of the consolidated financial statements.

The allowance for credit losses is established to absorb known and inherent losses attributable to loans and leases outstanding. The adequacy of the allowance is monitored on an ongoing basis and is based on management's evaluation of numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio's risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and non-performing trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information. Approximately 66 percent of the Company's loan portfolio is secured by real estate and a significant depreciation in real estate values in Oregon would cause management to increase the allowance for credit losses.

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

At June 30, 2003 the Company had approximately $161 million in goodwill and other intangible assets as a result of business combinations. The Company adopted Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. In accordance with the standard, goodwill and other intangibles with indefinite lives are no longer being amortized but instead will be tested for impairment on an annual basis or more frequently if impairment indicators arise. Management performs an impairment analysis for the Company's intangibles with indefinite lives on a quarterly basis and determined that there was no impairment as of June 30, 2003.

Periodically, and in the ordinary course of business, various claims and lawsuits are brought by and against the Company. Known claims and litigation that the Company considers material are described in Part II, Item I of this Report. There can be no assurance that all unasserted potential claims are known to us at any point in time.

Management classifies non-capitalizable costs that are a result of the Company's merger activities as merger related expenses. Merger related expenses included severance and employee relocation expenses, costs of closing duplicate facilities, conversion related expenses, contract termination costs and marketing and communication expenses.

Financial Highlights

The Company earned $8.13 million for the quarter ended June 30, 2003, up $2.85 million, or 54% from the comparable period in the prior year. Diluted earnings per share improved to $0.28 for the second quarter of 2003, up from $0.26 for the same period in 2002. Return on average assets and return on average equity were 1.24% and 10.83%, respectively, for the quarter compared with 1.48% and 14.82%, respectively, in 2002.

For the six-month period ending June 30, 2003, the Company earned $16.51 million compared with $9.24 million for the comparable period in 2002. Diluted earnings per share was $0.58 for the six months ended June 30, 2003 compared with $0.46 for the same period in 2002.

The Company reported merger-related expenses of $1.05 million for the second quarter of 2003 and completed the operational integration of Centennial Bancorp (Centennial), which was acquired by the Company in November 2002. These charges resulted primarily from store closures and contract termination costs. In the second quarter of 2002, the Company did not record any merger related expenses.

For the six-month period ending June 30, 2003 the Company reported merger-related expenses of $1.69 million compared with $1.52 million for the same period in 2002. The merger-related expenses in 2002 related to the Company's acquisition of Independent Financial Network in December 2001.

At June 30, 2003 total loans and leases were $1.877 billion, up $98.9 million since December 31, 2002. Total deposits were $2.283 billion at June 30, 2003, up $179.1 million since year-end 2002.

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

For the quarter ended June 30, 2003 the Company reported net interest income on a taxable equivalent basis of $27.2 million compared with $18.1 million for the same period in 2002 (Tables 1 and 2). The difference between net interest income on a GAAP basis is due to the taxable equivalent adjustment. The taxable equivalent adjustment is an amount added to non-taxable securities interest income so that it is comparable to income on a taxable investment. The amount of such adjustment was $357,000 and $349,000 for the quarters ended June 30, 2003 and 2002, respectively.

The $9.1 million increase in net interest income is primarily attributable to the growth in average earning assets, offset by a decrease in the margin. Average earning assets increased to $2.297 billion for the second quarter of 2003, a $1.01 billion increase over the second quarter of 2002. This growth was primarily due to the acquisition of Centennial and internally generated growth. On November 15, 2002, the date of the Centennial acquisition, Centennial had interest earning assets of approximately $740 million.

Loans, the largest component of earning assets, increased $810.0 million on average compared with the prior year period while taxable securities increase $168.3 million over the same period. Overall, the yield on earning assets declined 1.28% for the second quarter of 2003 compared with the same quarter in 2002. The decline in the yield on earning assets was a result of declines in the yield on loans and investment securities compared with the prior year period. The yield on loans declined 1.03% for the second quarter of 2003 compared with the same period in 2002 while the yield on taxable securities declined 2.90% during the same period. The decline in the yield on loans was a result of repayments of higher-yielding fixed rate loans, variable rate loan repricings, and new loan originations occurring at lower rates. The decline in the yield on investment securities was due to prepayments and calls of investment securities. Payments on mortgage-backed or collateralized mortgage obligation securities that exceed forecasted payments cause an acceleration of the premium amortization. Payments on these investment securities accelerated in the second quarter of 2003 due to the historically low mortgage rates. Accelerated premium amortization for the second quarter of 2003 totaled $677,000. Average noninterest earning assets increased $204.9 million in the second quarter of 2003 compared with the same quarter of 2002 due to intangibles and other assets associated with the Centennial acquisition.

Average interest bearing liabilities were $1.773 billion in the second quarter of 2003 compared with $991.6 million in the second quarter of 2002. The increase was due to the Centennial acquisition and the issuance of $75 million of Trust Preferred securities during the third and fourth quarters of 2002. The average cost of interest bearing liabilities declined to 1.69% during the second quarter of 2003 compared with 2.20% for the same period in the prior year. The decline was due to reductions in the rates paid on deposits and maturities of time deposits that were replaced at lower rates. Additionally, average noninterest bearing sources of funds increased from $440.2 million to $863.7 million. As a result of the preceding changes, the spread decreased 0.77% and the margin declined 0.89% for the second quarter of 2003 compared with the second quarter of 2002.

Analysis of Changes in Interest Differential

Table 1	QUARTER ENDED JUNE 30, 2003			QUARTER ENDED JUNE 30, 2002
Dollars in thousands	AVERAGE	INTEREST INCOME	AVERAGE YIELDS	AVERAGE	INTEREST INCOME	AVERAGE YIELDS
	BALANCE	OR EXPENSE	OR RATES	BALANCE	OR EXPENSE	OR RATES

INTEREST-EARNING ASSETS:
Loans and loans held for sale (2)	$ 1,868,038	$ 30,962	6.65%	$ 1,058,067	$ 20,261	7.68%
Taxable securities	298,673	2,399	3.21%	130,338	1,990	6.11%
Non-taxable securities(1)	66,376	1,088	6.56%	61,257	1,082	7.07%
Temporary investments	63,553	188	1.19%	36,899	165	1.79%
Total interest earning assets	2,296,640	34,637	6.05%	1,286,561	23,498	7.33%
Allowance for credit losses	(24,991)			(14,285)
Other assets	364,554			159,613
Total assets	$ 2,636,203			$ 1,431,889

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and
savings accounts	$ 1,028,999	$ 2,369	0.92%	$ 520,130	$ 1,383	1.07%
Time deposits	615,153	3,898	2.54%	422,881	3,715	3.52%
Repurchase agreements	29,810	106	1.43%	20,257	78	1.54%
Overnight borrowings	1,099	4	1.46%	-	-
Trust preferred securities	75,000	914	4.89%	-
Borrowings	22,461	189	3.38%	28,381	252	3.56%
Total interest-bearing liabilities	1,772,522	7,480	1.69%	991,649	5,428	2.20%
Non-interest-bearing deposits	531,779			275,126
Other liabilities	30,588			22,106
Total liabilities	2,334,889			1,288,881
Shareholders' equity	301,314			143,008
Total liabilities and
shareholders' equity	$ 2,636,203			$ 1,431,889

NET INTEREST INCOME (1)		$ 27,157			$ 18,070
NET INTEREST SPREAD			4.36%			5.13%

AVERAGE YIELD ON EARNING ASSETS (1),(2)			6.05%			7.33%
INTEREST EXPENSE TO EARNING ASSETS			1.31%			1.69%
NET INTEREST INCOME TO EARNING ASSETS (1),(2)			4.74%			5.63%

(1) Tax exempt income has been adjusted to a tax equivalent basis at a 35% effective rate.
The amount of such adjustment was an addition to recorded income of $356 and $349 for 2003 and 2002, respectively.
(2) Non-accrual loans are included in average balance.

The following table sets forth, on a tax-equivalent basis, a summary of the changes in net interest income resulting from changes in volumes and rates. Changes not due solely to volume or rate changes are allocated to rate.

	2003 COMPARED TO 2002
	INCREASE (DECREASE)
	DUE TO CHANGE IN
Table 2	VOLUME	RATE	NET CHANGE
Dollars in thousands

INTEREST-EARNING ASSETS:
Loans	$ 15,510	$ (4,809)	$ 10,701
Taxable securities	2,570	(2,161)	409
Non-taxable securities(1)	90	(84)	6
Temporary investments	119	(96)	23
Total (1)	18,289	(7,150)	11,139

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and
savings accounts	1,353	(367)	986
Time deposits	1,689	(1,506)	183
Repurchase agreements	37	(9)	28
Overnight borrowings	4	NA	4
Trust preferred securities	914	NA	914
Term debt	(53)	(10)	(63)
Total	3,944	(1,892)	2,052
Time deposits	1,689	(1,506)	183

Net increase in net interest income	$ 14,346	$ (5,259)	$ 9,087

(1) Tax-exempt interest income has been adjusted to a tax equivalent basis at a 35% effective tax rate.

Net interest income on a taxable-equivalent basis was $55.1 million for the first six months of 2003 compared with $35.8 million for the same period in 2002 (Tables 3 and 4). The increase was primarily due to an increase in the volume of earning assets, offset by a decrease in the margin. Average earning assets for the first half of 2003 were $2.260 billion compared with $1.278 billion for the same period in 2002, a $982 million increase. The primary reason for the increase was the earning assets acquired in the Centennial acquisition in late 2002 that added approximately $740 million in interest earning assets. The remaining increase was due to growth in the loan and investment portfolios.

Loans, the largest component of earning assets averaged $1.850 billion for the first half of 2003 compared with $1.046 billion for the same period in 2002. This growth was due the Centennial acquisition and new loans booked during 2003. Centennial had approximately $643 million in loans on November 15, 2002, the date of the acquisition. Investments for the first six months of 2003 average $352.7 million compared with $200.4 million for the comparable period in 2002. The yield on average earning assets declined for the first six months of 2003 to 6.28% from 7.40% during the comparable period in 2002. The decline was primarily a result of the decline in the yield on loans and investments. The decline in the yield on loans was a result of repayments of higher-yielding fixed rate loans, variable rate loan repricings, renegotiation of fixed rate loans and new loan originations occurring at lower rates compared with the prior year. The decline in the yield on investment securities was due to prepayments and calls of investment securities. Payments on mortgage-backed or collateralized mortgage obligation securities that exceed forecasted payments cause an acceleration of the premium amortization. Payments on these investment securities accelerated in the second quarter of 2003 due to the historically low mortgage rates. Average noninterest earning assets increased to $372.7 for the first six months of 2003 compared with $157.4 million due to intangibles and other assets associated with the Centennial acquisition.

Average interest bearing liabilities were $1.767 billion for the first six months of 2003 compared with $993.5 million for the same period in 2002. The increase was primarily due to interest bearing liabilities acquired in the Centennial acquisition and the issuance of $75 million of Trust Preferred securities during the third and fourth quarters of 2002. The cost of interest bearing liabilities declined during the first half of 2003 to 1.74% compared with 2.26% in 2002. The decline was due to the replacement of higher rate maturing time deposits at lower rates during 2003 as well as a decrease in the rates paid on interest bearing checking and savings accounts. Noninterest bearing funds averaged $841 million for the first six months of 2003 compared with $427.6 million in 2002. Of this increase, $236.4 million was in noninterest bearing checking accounts. As a result of the preceding changes, the spread decreased 0.60% and the margin declined 0.73% for the six months ended June 30, 2003 compared with the same period in 2002.

Table 3	SIX MONTHS ENDED JUNE 30, 2003			SIX MONTHS ENDED JUNE 30, 2002
Dollars in thousands	AVERAGE BALANCE	INTEREST INCOME OR EXPENSE	AVERAGE YIELDS OR RATES	AVERAGE BALANCE	INTEREST INCOME OR EXPENSE	AVERAGE YIELDS OR RATES

INTEREST-EARNING ASSETS:
Loans and loans held for sale (2)	$ 1,849,707	$ 62,346	6.80%	$ 1,045,667	$ 40,192	7.75%
Taxable securities	282,468	5,293	7.50%	139,199	4,280	12.30%
Non-taxable securities(1)	70,260	2,369	13.49%	61,223	2,170	14.18%
Temporary investments	57,958	338	1.18%	31,888	270	1.71%
Total interest earning assets	2,260,393	70,346	6.28%	1,277,977	46,912	7.40%
Allowance for credit losses	(25,274)			(14,285)
Other assets	372,666			157,435
Total assets	$ 2,607,785			$ 1,421,127

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and
savings accounts	$ 1,016,218	$ 4,841	0.96%	$ 519,498	$ 2,724	1.06%
Time deposits	621,472	7,906	2.57%	418,611	7,658	3.69%
Repurchase agreements	30,122	214	1.43%	25,141	171	1.37%
Overnight borrowings	608	4	1.33%	-	-
Trust preferred securities	75,000	1,851	4.98%	-	-
Borrowings	23,321	402	3.48%	30,272	570	3.80%
Total interest-bearing liabilities	1,766,741	15,218	1.74%	993,522	11,123	2.26%
Non-interest-bearing deposits	502,801			266,442
Other liabilities	41,179			20,410
Total liabilities	2,310,721			1,280,374
Shareholders' equity	297,064			140,753
Total liabilities and
shareholders' equity	$ 2,607,785			$ 1,421,127

NET INTEREST INCOME (1)		$ 55,128			$ 35,789
NET INTEREST SPREAD			4.54%			5.14%

AVERAGE YIELD ON EARNING ASSETS (1),(2)			6.28%			7.40%
INTEREST EXPENSE TO EARNING ASSETS			1.36%			1.76%
NET INTEREST INCOME TO EARNING ASSETS (1),(2)			4.92%			5.65%

(1) Tax exempt income has been adjusted to a tax equivalent basis at a 35% effective rate.
The amount of such adjustment was an addition to recorded income of $748 and $698 for 2003 and 2002, respectively.
(2) Non-accrual loans are included in average balance.

The following table sets forth, on a tax-equivalent basis, a summary of the changes in net interest income resulting from changes in volumes and rates.  Changes not due solely to volume or rate changes are allocated to rate.
Table 4	2003 COMPARED TO 2002
	INCREASE (DECREASE)
	DUE TO CHANGE IN
	VOLUME	RATE	NET CHANGE
Dollars in thousands
INTEREST-EARNING ASSETS:
Loans	$30,905	(8,751)	$22,154
Taxable securities	4,405	(3,392)	1,013
Non-taxable securities(1)	320	(121)	199
Temporary investments	221	(153)	68
Total (1)	35,851	(12,417)	23,434

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and
savings accounts	2,605	(488)	2,117
Time deposits	3,711	(3,463)	248
Repurchase agreements	34	9	43
Overnight borrowings	-	4	4
Trust preferred securities	-	1,851	1,851
Term debt	(131)	(37)	(168)
Total	6,219	(2,124)	4,095

Net increase in net interest income	$29,632	($10,293)	$19,339

(1) Tax-exempt interest income has been adjusted to a tax equivalent basis at a 35% effective tax rate.

Provision for Credit Losses

The provision for credit losses is management's estimate of the amount necessary to maintain an allowance for credit losses that is considered adequate based on the risk of losses in the loan and lease portfolio (see additional discussion under Allowance for Credit Losses). The provision for credit losses for the quarter and six months ended June 30, 2003 was $950 and $2,425, respectively compared with $600 and $1,604, respectively for the comparable periods in 2002. Net credit losses were $172 for the second quarter of 2003 and $1,840 for the six-month period ending June 30, 2003. For the same periods in 2002, net charge-offs were $173 and $127, respectively. Nonperforming loans at June 30, 2003 were $21.9 million, up from $18.4 million at December 31, 2002. Changes in the balance of nonperforming loans were as follows:

Dollars in thousands
Balance December 31, 2002	$ 18,395
New nonacccruals	10,458
Less:
Charge-offs	(247)
Payments	(1,419)
Returned to accrual	(1,003)
Transferred to OREO	(2,174)
Decrease in loans past due 90
days and accruing interest	(2,131)
Balance June 30, 2003	$ 21,879

The allowance for credit losses totaled $25,316, or 1.35% of total loans at June 30, 2003 compared with $24,731, or 1.39% of total loans at December 31, 2002.

Noninterest Income

Noninterest income for the quarter ended June 30, 2003 was $11.8 million, a $5.8 million increase over the same period in 2002. Service charges, a major component of noninterest income increased $1.5 million over the prior year due to the Centennial acquisition and growth in the number of deposit accounts. Mortgage banking revenue increased $0.6 million due to a higher volume of mortgages originated and sold, offset by a charge for the impairment of mortgage servicing rights. (See additional discussion under Mortgage Servicing Rights). The Company originated $270 million in residential mortgages during the second quarter of 2003 compared with $110 million in the second quarter of 2002. Brokerage fees, the third largest component of noninterest income was flat compared with the same quarter in the prior year. Gain on the sale of securities was $2.1 million for the second quarter of 2003 compared with a loss of $0.9 million in the second quarter of 2002. The Company sold $29.6 million of available for sale securities during the second quarter of 2003. These securities were sold, in part to offset the mortgage servicing rights impairment charge. In the second quarter of 2002, the Company took an impairment charge for certain corporate securities. These securities have since been sold. Other income was $1.1 million for the current quarter compared with $0.5 million in 2002. The primary reason for the increase was a $0.4 million gain on the sale of the Company's credit card portfolio. The Company will continue to originate and provide credit card products to its customers through a service provider. Other income consists of gains/losses on sales of assets, miscellaneous service fees, merchant bankcard processing and other miscellaneous income.

Noninterest income for the first six months of 2003 was $22.1 million compared with $12.5 million for the same period in 2002. Mortgage banking revenue increased $3.2 million compared with the prior year six-month period to $7.1 million due to increased mortgage banking activity. For the first six months of 2003, the Company originated $516 million in mortgage loans compared with $263 million for the same period in 2002. Service charges increased $2.4 million to $6.4 million in 2003 due to the Centennial acquisition and growth in the number of accounts. Brokerage commissions and fees declined $0.2 million compared with the prior year period. Gain on the sale of securities was $2.1 million for the first six months of 2003 compared with a loss of $0.9 million for the comparable period in 2002 for the same reasons as described earlier in this section. Other noninterest income was $2.1 million for the first half of 2003 compared with $1.0 million for the first half of 2002. The increase was partially due to the sale of the Company's credit card portfolio in the second quarter of 2003.

Noninterest Expense

Noninterest expense for the second quarter of 2003 was $25.1 million compared with $14.9 million for the same period in 2002. Salaries and employee benefits increased to $13.2 million in 2003 compared with $8.6 million in 2002 due to increased mortgage banking activity and the acquisition of Centennial. Premises and equipment expense increased to $3.9 million for the quarter compared with $2.2 million in 2002 due to expenses associated with the stores acquired in the Centennial acquisition, new stores opened, and expanded backroom infrastructure equipment and facilities. Other noninterest expense increased to $6.9 million compared with $4.1 million in 2002 due primarily to the acquisition of Centennial. Merger expenses totaled $1.1 million in the second quarter of 2003 compared with $0 in the second quarter of 2002. Merger expenses consisted of the following for the second quarter of 2003:

Three months ended
Dollars in thousands	June 30, 2003
Marketing	$ 1
Store closures	396
Personnel	341
Conversion	24
Other	288
Total	$ 1,050

Accrued merger expenses at June 30, 2003 were $2.5 million and consisted primarily of accrued store closure costs and contract termination costs.

Noninterest expense for the first six months of 2003 totaled $48.4 million compared with $31.3 million for the same period in 2002. Salaries and employee benefits increased $8.8 million over the first six months of 2002 to $26.1 million for the period then ended due to increased mortgage banking activity and staffing increases due to the Centennial acquisition. Premises and equipment expense for the first six months of 2003 was $7.5 million compared with $4.3 million for the same period in 2002. The increase was due to expenses associate with the stores acquired in the Centennial acquisition, new stores opened and expanded backroom infrastructure equipment and facilities. Other expense increased to $13.1 million for the first six months of 2003 from $8.2 million for the first six months of 2002 due primarily to the acquisition of Centennial. Merger expenses were $1.7 million for the first half of 2003 compared with $1.5 million for the same period in 2002. Merger expenses in 2002 were associated with the acquisition of Independent Financial Network and Linn-Benton Bank in December 2001.

Income taxes

The effective tax rate for the Company was 35.3% during the second quarter of 2003 compared with 35.8 % during the second quarter of 2002. For the first six months of 2003, the effective tax rate was 35.6% compared with 36.9% for the same period in 2002.

Financial Condition

Significant changes in the Company's financial position from December 31, 2002 to June 30, 2003 are as follows:

Investment securities available for sale

Investment securities have increased $20 million since year-end 2002 due primarily to the purchase of $155.6 million of investment securities, primarily CMOs, offset by principal payments and maturities of $103.4 million and the sale of $29.6 million of municipal securities. The Company recorded a $2.1 million gain on the sale of the municipal securities. These securities were sold in order to capture gains and offset the impairment charge on the mortgage servicing rights and the accelerated premium amortization on the Company's CMO and mortgage-backed securities portfolio.

Loans and leases

Loans and leases have increased $98.9 million since year-end. Details of the loan and lease portfolio at June 30, 2003 and December 31, 2002:

Dollars in thousands	June 30, 2003	December 31, 2002
Commercial real estate	$ 886,543	$ 817,691
Residential real estate	78,578	79,708
Construction	265,753	270,116
Total real estate	1,230,874	1,167,515
Commercial	596,778	551,852
Leases	9,082	9,594
Consumer	39,905	48,647
Other	599	707
Total loans and leases	$ 1,877,238	$ 1,778,315

Allowance for Credit Losses

The allowance for credit losses is maintained at a level considered by management to be adequate to absorb losses inherent in the loan portfolio. Management monitors and evaluates the adequacy of the allowance on an ongoing basis. The following tools are used to manage and evaluate the loan and lease portfolio:

  Internal risk grading system
  Internal credit review process
  Regulatory examination results
  Monitoring of charge-off, past due and non-performing activity and collection efforts
  Assessment of economic and business conditions in our market areas

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

Activity in the allowance for credit losses was as follows for the six-month periods ended June 30:

	Six months ended
Dollars in thousands	June 30, 2003	June 30, 2002
Beginning Balance	$ 24,731	$ 13,221
Provision for Loan Losses	2,425	1,604
Charge-offs	(2,440)	(363)
Recoveries	600	236
Net charge-offs	(1,840)	(127)
Ending Balance	$ 25,316	$ 14,698

Mortgage Servicing Rights

The value of mortgage servicing rights, net of impairment allowance, was $9.3 million at June 30, 2003, approximately equal to the amount at December 31, 2002. Activity in the account was as follows for the first six months of 2003:

Dollars in thousands	Mortgage Servicing Rights
Balance December 31, 2002	$ 9,316
New Servicing Release Premiums	4,514
Amortization	(2,606)
Impairment charge	(1,950)
$ 9,274

Deposits

Details of deposits at June 30, 2003 and December 31, 2002 were as follows:

Dollars in thousands	June 30, 2003	December 31, 2002
Noninterest bearing demand	$ 617,326	$ 494,810
Interest bearing demand and
Money market accounts	877,765	814,494
Savings	181,131	162,043
Time deposits	606,687	632,443
Total Deposits	$ 2,282,909	$ 2,103,790

Liquidity

Liquidity enables the Company to meet the borrowing needs of its customers and withdrawals of its depositors. The Company meets its liquidity needs through the maintenance of cash resources, lines of credit with other financial institutions, maturities and sales of investment securities available for sale, and a stable base of core deposits. Having a stable and diversified deposit base is a significant factor in the Company's long-term liquidity structure. At June 30, 2003 the Company had overnight investments of $60.1 million and available lines of credit of approximately $400 million with various financial institutions.

Capital Resources

Total shareholders' equity increased $16.9 million from year-end 2002 to $305.1 million at June 30, 2003. The increase was the result of earnings of $16.5 million, a $1.7 million decrease in accumulated other comprehensive income and $4.8 million from the exercise of stock options, offset by dividends paid of $2.3 million and stock repurchased of $0.4 million. At June 30, 2003 the Company's Tier 1 and total risk-based capital ratios were approximately 9.84% and 10.98%, respectively. The Federal Reserve Board's minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8% respectively.

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

Item 4. Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings. The Company's disclosure controls and procedures were last evaluated by management on or about April 11, 2003.

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

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

The Company conducted its annual meeting of shareholders on April 29, 2003. On March 14, 2003, the record date, there were 28,243,267 shares of common stock outstanding. Holders of 24,767,633 shares were present at the meeting in person or by proxy. The following persons were elected as directors to serve the terms stated below:

Name	Term expires	Votes For	Votes Withheld
Scott Chambers	2006	24,555,509	212,123
Raymond P. Davis	2006	23,985,949	781,683
Lynn K. Herbert	2006	24,535,796	231,836
Brian B. Obie	2005	24,291,801	475,831
Richard C. Williams	2005	24,439,341	328,291
Dan Giustina	2004	24,452,435	315,197
Katherine Keene	2004	24,235,036	532,596

The following directors continue with terms of office that expire after the annual meeting: James D. Coleman (2005), Allyn C. Ford (2005), David B. Frohnmayer (2004) and William Lansing (2004).

At that meeting, the shareholders also approved the 2003 Stock Incentive Plan. The vote on that resolution follows:

Votes
For	17,337,176
Against	1,955,077
Abstain	326,620
Broker non-votes	8,624,393

Item 5. Other Information

On May 14, 2003, Diana Goldschmidt and Gary DeStefano were appointed to the Company's board of directors, to serve until the next annual meeting of shareholders. On June 9, 2003, Richard C. Williams retired from the board of directors.

Item 6. Exhibits and Reports on Form 8-K

    The exhibits filed as part of this Report and exhibits incorporated herein by reference to other documents are listed in the Exhibit Index to this Report.
    Reports on Form 8-K:

    The Company filed the following reports on Form 8-K during the period covered by this Report:

      Report filed April 16, 2003. The information attached as Exhibit 99 was not filed, but was furnished under Item 9, Regulation FD disclosure. The report included a press release announcing the company's operating results for the first quarter of 2003.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UMPQUA HOLDINGS CORPORATION

(Registrant)

Dated August 7, 2003	/s/Raymond P. Davis
Raymond P. Davis
President and Chief Executive
Officer

Dated August 7, 2003	/s/Daniel A. Sullivan
Daniel A. Sullivan
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
2	(a) Agreement and Plan of Reorganization and accompanying Plan of Merger dated July 22, 2002, by and among Umpqua Holdings Corporation and Centennial Bancorp.
3.1	(b) Articles of Incorporation, as amended
3.2	(c) Bylaws
4.0	(c) Specimen Stock Certificate
10.1	(d) Executive Employment Agreement dated March 21, 2001, for Daniel A. Sullivan
10.2	(e) Umpqua Holdings Corporation 2003 Stock Incentive Plan
10.3	(f) Umpqua Holdings Corporation Director Compensation Plan
10.4	Employment Agreement dated effective July 1, 2003 for Raymond P. Davis
10.5	Supplemental Executive Retirement Plan dated effective July 1, 2003 for Raymond P. Davis
10.6	Nonqualified Stock Option Agreement dated April 28, 2003 for Raymond P. Davis
10.7	Nonqualified Stock Option Agreement dated July 1, 2003 for Raymond P. Davis
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Risk Factors

____________________________
(a)	Incorporated by reference to Appendix I of the Proxy Statement/ Prospectus included in the Registration Statement on Form S-4 filed September 9, 2002.
(b)	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed September 9, 2002.
(c)	Incorporated by reference to the Registration Statement on Form S-8 (No. 333-77259) filed with the SEC on April 28, 1999.
(d)	Incorporated by reference to the annual report on Form 10-K filed on March 30, 2001.
(e)	Incorporated by reference to Appendix A to the Proxy Statement filed with the SEC on Form DEF14A on March 27, 2003.
(f)	Incorporated by reference to Exhibit 10.4 to Form 10-K filed March 31, 2003

Back to Exhibit Index

EXHIBIT 10.4

UMPQUA HOLDINGS CORPORATION

EMPLOYMENT AGREEMENT

FOR

RAYMOND P. DAVIS

Effective as of July 1, 2003

Back to Exhibit Index

EMPLOYMENT AGREEMENT

        This Employment Agreement (the "Agreement") is by and between Umpqua Holdings Corporation ("Umpqua") and Raymond P. Davis ("Davis"), effective as of July 1, 2003 ("Effective Date").

        1.    PURPOSE AND DURATION OF AGREEMENT. The purpose of this Agreement is to set forth the terms of Davis' employment with Umpqua and to provide Davis benefits in certain circumstances where Davis' employment is terminated.

        2.    EMPLOYMENT. Umpqua will continue to employ Davis and such employment, as of the Effective Date, shall be on the terms and conditions contained in this Agreement.

        3.    NO TERM OF EMPLOYMENT. There is no term of employment. Umpqua may terminate Davis' employment at any time for any lawful reason or for no reason at all, subject to the obligations set forth herein.

        4.    DUTIES; POSITION.

               4.1    Position. Davis shall be employed as Chief Executive Officer and President of Umpqua and will perform such duties for Umpqua or any of its subsidiaries as may be designated by Umpqua's Board of Directors (the "Board").

               4.2    Obligations of Davis

                        (a)    Davis agrees that to the best of his ability and experience, he will at all times loyally and conscientiously perform all of the duties and obligations required of him pursuant to the express and implicit terms of this Agreement and the direction of the Board.

                        (b)    Davis shall devote his entire working time, attention and efforts to Umpqua's business and affairs; shall faithfully and diligently serve Umpqua's interests; and shall not engage in any business or employment activity that is not on Umpqua's behalf except for (i) activities approved in writing in advance by the Board and (ii) passive investments or community activities which do not materially interfere with his duties to Umpqua.

        5.    COMPENSATION. For services performed under this Agreement, Davis shall be entitled to receive the following:

               5.1    Base Salary . An annual salary of $400,000 ("Base Salary") beginning on the Effective Date, which shall be subject to increases consistent with Board policy;

               5.2    Incentive Compensation. Annual target incentive compensation ("Bonus") in the amount of (i) 50% of the Base Salary (or such higher percentage at the sole election of the Board), provided Davis achieves certain annual performance objectives ("Performance Objectives"), which shall be set by the Board not later than the end of the first quarter of Umpqua's fiscal year, but with respect to 2003, no later than July 1, 2003 or (ii) in the Board's sole discretion, such greater Bonus as the Board may award if Davis exceeds the Performance Objectives or such lesser Bonus as the Board may award if Davis does not fully achieve the Performance Objectives;

Back to Exhibit Index

               5.3    One-time Option Grant. Options to purchase 75,000 shares of Umpqua's stock, to be issued on the Effective Date as a nonqualified stock option under Umpqua's 2003 Stock Incentive Plan, with an exercise price equal to the stock's closing price on the last trading day prior to the Effective Date, such options to vest on the seventh year anniversary of the Effective Date;

                    5.4    Additional Option Grants. Such additional stock option grants as the Board in its sole discretion chooses to award Davis;

               5.5    SERP. Benefits pursuant to the Supplemental Executive Retirement Plan ("SERP"), attached hereto as Exhibit A;

               5.6    Perquisites. Such perquisites in the Board's discretion, which shall not be less generous than those made available to other senior executive officers, including group health insurance, long-term disability insurance, an automobile allowance and a club membership; and

               5.7    Vacation. Four weeks vacation per year.

        6.    TERMINATION. Davis' employment shall terminate for any of the following reasons:

               6.1    For Cause. Upon Umpqua's termination of Davis for Cause (as defined in Section 7.1 below) ("Termination For Cause");

               6.2    Without Cause. Upon Umpqua's termination of Davis without Cause, at any time in Umpqua's sole discretion, for any reason other than for Cause, or for no reason ("Termination Without Cause");

               6.3    For Good Reason. Upon Davis' termination of the employment for Good Reason (as defined in Section 7.2 below) ("Termination For Good Reason");

               6.4    Death or Disability. Upon Davis' death or Disability (as defined in Section 7.3 below);

               6.5    Resignation. Upon Davis' voluntary resignation in writing, which shall be given to Umpqua at least 60 days prior to the effective date of such resignation ("Resignation"); provided, Resignation shall not be permitted if an event has occurred that would give rise to Termination for Cause; or

               6.6    Retirement. Starting when Davis reaches age 62, if Umpqua or Davis at any time elects for Davis to retire and provides the other party at least 60 days written notice.

Back to Exhibit Index

        7.    DEFINITIONS.

               7.1    Cause. For the purposes of this Agreement, "Cause" for Davis' termination will exist upon the occurrence of one or more of the following events:

                        (a)    Dishonest or fraudulent conduct by Davis with respect to the performance of Davis' duties with Umpqua;

                        (b)    Conduct by Davis that materially discredits Umpqua or any of its subsidiaries or is materially detrimental to the reputation of Umpqua or any of its subsidiaries, including but not limited to conviction or a plea of nolo contendere of Davis of a felony or crime involving moral turpitude;

                        (c)    Davis' willful misconduct or gross negligence in performance of his duties under this Agreement, including but not limited to Davis' refusal to comply in any material respect with the legal directives of the Board, if such misconduct or negligence has not been remedied or is not being remedied to the Board's reasonable satisfaction within thirty (30) days after written notice, including a detailed description of the misconduct or negligence, has been delivered by the Board to Davis;

                        (d)    An order or directive from a state or federal banking regulatory agency requesting or requiring removal of Davis or a finding by any such agency that Davis' performance threatens the safety or soundness of Umpqua or any of its subsidiaries; or

                        (e)    Material breach of Davis' fiduciary duties to Umpqua if such breach has not been remedied or is not being remedied to the Board's reasonable satisfaction within thirty (30) days after written notice, including a detailed description of the breach, has been delivered by the Board to Davis.

               7.2    Good Reason. For purposes of this Agreement, "Good Reason" for Davis' termination will exist upon the occurrence of one or more of the following events, without Davis' consent:

                        (a)    there is a material diminution in Davis' authority or responsibility;

                        (b)    there is a material reduction in Base Salary, unless such reduction arises out of (i) a regulatory requirement that compensation for Umpqua's management group be reduced or (ii) a Board decision, in response to a material adverse financial condition, to reduce salaries of all senior executive officers pro rata; or

                        (c)    a requirement for Davis to relocate to a facility or location more than 30 miles from Portland, Oregon.

               7.3    Disability. For purposes of this Agreement, "Disability" shall mean that (i) Davis has been unable to perform Davis' duties under this Agreement as a result of Davis' incapacity due to physical or mental illness for at least 90 consecutive calendar days or 150 calendar days during any consecutive 12 month period and (ii) a physician selected by Umpqua and its insurers and acceptable to Davis or Davis' legal representative (with such agreement on acceptability of the physician not to be unreasonably withheld), determines the incapacity to be (a) total and permanent and (b) prohibiting of Davis' ability to perform the essential functions of Davis' position with or without reasonable accommodation.

Back to Exhibit Index

               7.4    Change in Control. For purposes of this Agreement, a "Change in Control" shall be deemed to have occurred when any of the following events take place:

                        (a)    Any person (including any individual or entity), or persons acting in concert, become(s) the beneficial owner of voting shares representing fifty percent (50%) or more of Umpqua;

                        (b)    A majority of the Board is removed from office by a vote of Umpqua's shareholders over the recommendation of the Board then serving; or

                        (c)    Umpqua is a party to a plan of merger or plan of exchange and upon consummation of such plan, the shareholders of Umpqua immediately prior to the transaction do not continue to own at least a majority of the shares of the surviving organization.

        8.    PAYMENT UPON TERMINATION. Upon termination of Davis' employment for any of the reasons set forth in Section 6 above, Davis will receive payment for all Base Salary and benefits accrued as of the date of Davis' termination ("Earned Compensation"). In the event of Termination For Cause, Termination Without Cause, termination due to Disability or Retirement, Earned Compensation shall be paid on the date of termination. If Davis terminates his employment For Good Reason or resigns, Earned Compensation shall be paid pursuant to the requirements of ORS 652.140. If Davis' employment is terminated due to Davis' death, Earned Compensation shall be paid to Davis' surviving spouse or if none, to Davis' surviving children by the next regular payday.

        9.    SEVERANCE BENEFIT. In the event of Termination Without Cause or Termination for Good Reason, in addition to receiving Earned Compensation, Davis will receive a severance benefit equal to two times Base Salary, based on Davis' Base Salary just prior to termination, and two times the Bonus Davis received the prior year (the aforementioned combined amounts are collectively referred to herein as the "Severance Benefit"). The Severance Benefit shall be paid in equal installments over two years, starting on the next regular payday following termination. Davis shall also continue to receive health and welfare benefits at Umpqua's expense for the two-year period. Receipt of the Severance Benefit and continued health and welfare benefits is conditioned on Davis not being in violation of any material term of this Agreement. If Umpqua deems that Davis is in violation of a material term of this Agreement, the Board may not withhold benefits under this Section unless the violation is not remedied or is not being remedied to the Board's reasonable satisfaction within thirty (30) days after written notice, including a description of the violation, has been delivered by the Board to Davis.

Back to Exhibit Index

        10.    CHANGE IN CONTROL BENEFIT

               10.1    Benefit. After announcement of a proposed Change in Control and for a period continuing for one year following a Change in Control, in the event of Termination Without Cause or Termination for Good Reason, instead of receiving the Severance Benefit set forth in Section 9 above, Davis shall receive:

                        (a)    three years Base Salary, based on Davis' Base Salary just prior to the termination of employment and three times the Bonus that Davis was targeted to receive for that year (the aforementioned Base Salary and Bonus are collectively referred to as the "Change in Control Benefit"), paid in equal installments over 36 months, starting on the next regular payday following termination;

                        (b)    continued health and welfare benefits for a period of three years at Umpqua's expense; and

                        (c)    immediate vesting of all unvested stock options; and

                        (d)    credit to Davis' SERP of additional years of service equal to 1/2 of the difference between 17 and the actual years of service on the date of termination.

               10.2    IRC Section 280G Adjustment.

                        (a)    In the event Davis becomes entitled to a payment or benefit pursuant to the terms of this Agreement or of any other plan, arrangement or agreement (collectively, the "Payments") of Umpqua or its successor (or any affiliate) (collectively, the "Employer"), and the Employer's Auditor determines that the Payments result in "excess parachute payments" under section 280G of the Internal Revenue Code (the "Code"), then Davis shall receive, instead of the Payments, aggregate payments equal to the Reduced Amount (defined below).

                        (b)    For purposes of this subsection 10(b), the "Reduced Amount" shall be the amount, expressed as a present value, that maximizes the aggregate present value of the payments without causing any payment to be nondeductible by the Employer under section 280G of the Code and "Employer's Auditor" shall mean the independent auditors retained most recently prior to the transaction implicating section 280G of the Code by the Employer, or, if the Employer is not the surviving entity following the Change in Control, by the Employer's successor (or any affiliate). In computing the maximum amount payable, the Employer's Auditor shall take into account the independent value to the Employer of Davis' restrictive covenants following a Change of Control as set forth in Sections 11, 12 and 13 of this Agreement, which value should constitute separate consideration outside of sections 280G and 4999 of the Code. ).

                        (c)    If the amount of the aggregate payments to Davis must be reduced under this Section, then Davis shall direct in which order the payments are to be reduced, but no change in the timing of any payment shall be made without the consent of the Employer. As a result of uncertainty in the application of sections 280G and 4999 of the Code at the time of an initial determination by the Employer's Auditor, it is possible that a payment will have been made by the Employer that should not have been made (an "Overpayment") or that an additional payment that will not have been made by the Employer could have been made (an "Underpayment"). In the event that the Employer's Auditor, based upon the assertion of a deficiency by the Internal Revenue Service against the Employer or Davis that the Employer's Auditor believes has a high probability of success, determines that an Overpayment has been made, such Overpayment shall be treated for all purposes as a bilateral error subject to adjustment which Davis shall repay to the Employer, together with interest at the applicable federal rate specified in section 7872(f)(2) of the Code. In the event that the Employer's Auditor determines that an Underpayment has occurred, such Underpayment shall promptly be paid or transferred by the Employer to, or for the benefit of, Davis, together with interest at the applicable federal rate specified in section 7872(f)(2) of the Code.

Back to Exhibit Index

               10.3    Conditional Receipt. Receipt of the Change in Control Benefit and the continued health and welfare benefits is conditioned on Davis not being in violation of any material term of this Agreement. If Umpqua deems that Davis is in violation of a material term of this Agreement, the Board may not withhold benefits under this Section unless the violation is not remedied or is not being remedied to the Board's reasonable satisfaction within thirty (30) days after written notice, including a description of the violation, has been delivered by the Board to Davis.

        11.    NONCOMPETITION. For the period of time in which Davis is entitled to payment of the Severance Benefit or Change in Control Benefit, Davis shall not engage in any activity as an officer, director, owner (except for an ownership of less than three percent (3%) of any publicly traded security), employee, consultant, or otherwise of a competing financial services company. For purposes of this Agreement, a "competing financial services company" shall mean a company a majority of whose revenues are derived from financial services also provided by Umpqua or its subsidiaries if (i) the company's executive offices are located within 50 miles of any office or branch of Umpqua or any of its subsidiaries within the states of Oregon, Washington or California at the time of termination, (ii)  Davis' office is located within the aforementioned 50 miles or (iii) the company derives over 10% of its revenues from geographic markets then served by Umpqua or any of its subsidiaries. If Davis breaches the prohibitions of this Section, as Umpqua's sole remedy, Davis shall forfeit his right to receive the unpaid portion of the Severance Benefit or Change in Control Benefit. No such forfeiture shall occur unless the violation is not remedied or is not being remedied to the Board's reasonable satisfaction within thirty (30) days after written notice including a description of the violation, has been delivered to Davis as provided herein.

        12.    NON-SOLICITATION. For a period of two years following termination, Davis shall not knowingly solicit any customer of Umpqua or of any of its subsidiaries for financial services of a type previously offered by Umpqua or any of Umpqua's subsidiaries. For purposes of this Section, "customers" are defined as (a) all customers serviced by Umpqua or any of Umpqua's subsidiaries at any time within 12 months before termination of Davis' employment, (b) all customers and potential customers whom Umpqua or any of Umpqua's subsidiaries actively solicited at any time within 12 months before termination of Davis' employment, and (c) all successors, owners, directors, partners and management personnel of the customers just described in (a) and (b).

Back to Exhibit Index

        13.    NONRAIDING OF EMPLOYEES. Davis recognizes that Umpqua's workforce is a vital part of its business; therefore, for a period of two years following termination, Davis agrees not to directly or indirectly solicit any employee to leave his or her employment with Umpqua or any of Umpqua's subsidiaries. This prohibition includes (a) disclosing to any third party the names, backgrounds or qualifications of any Umpqua or any of Umpqua subsidiary's employees or otherwise identifying them as potential candidates for employment, or (b) Davis personally or through any other person approaching, recruiting, interviewing or otherwise soliciting employees of Umpqua or any of Umpqua's subsidiaries to work for any other employer. For purposes of this Section, employees include all employees working for Umpqua or any of Umpqua's subsidiaries at the time of termination of Davis' employment.

        14.    CONFIDENTIAL INFORMATION. The parties acknowledge that in the course of Davis' duties, Davis will have access to and become familiar with certain Confidential Information (defined below). Davis acknowledges that the Confidential Information constitutes valuable, special, and unique assets of Umpqua's business, even though such information may not be of a technical nature and may not be protected under trade secret or related laws. Davis agrees to hold in a fiduciary capacity and not use for Davis' benefit, nor reveal, communicate, or divulge during the period of Davis' employment with Umpqua or at any time thereafter, and in any manner whatsoever, any Confidential Information to any person, firm, entity, or company other than Umpqua or persons, firms, entities, or companies designated by Umpqua. Davis agrees that all Confidential Information shall be Umpqua's property ("Umpqua Property"). Upon termination or at Umpqua's request, Davis shall promptly return all the Umpqua Property to Umpqua. Subject to the following sentence, "Confidential Information" includes, but is not limited to, ideas, designs, drawings, specifications, techniques, models, data, programs, codes, processes, know-how, customer lists, marketing plans, and financial and technical information. Notwithstanding anything in this Agreement to the contrary, "Confidential Information" does not include, and Davis will not incur any liability to Umpqua resulting from any use or disclosure of information which: (a) at the time of disclosure was generally available to or known by the public (other than as a result of a disclosure made in violation of this Agreement) or (b) was, at or prior to the time of disclosure available to Davis on a non-confidential basis from a source other than Umpqua (provided that such source was not known by Davis to be bound by a confidential agreement with Umpqua or other contractual, legal or fiduciary duty of confidentiality to Umpqua). In the event that Davis is requested pursuant to, or required by, applicable law or by legal process (for example, by deposition, interrogatory, request for documents, subpoena, civil investigative demand, or similar process or by applicable statute, rule or regulation or by governmental regulatory authorities) to disclose any of Umpqua's Confidential Information, Davis will, to the extent permitted by law and as otherwise reasonably practicable, provide Umpqua with prompt prior written notice of such requirement so that Umpqua may seek a protective order or other appropriate remedy and/or waive compliance with the terms of this Agreement. In the event that such protective order or other remedy is not obtained, or that Umpqua waives compliance with the provisions hereof, Davis will furnish only that portion of Umpqua's Confidential Information that, in the opinion of Davis' counsel, is legally required to be furnished, and Davis shall have no liability hereunder for furnishing such Confidential Information.

Back to Exhibit Index

        15.    DISPUTE RESOLUTION. The parties agree to submit any dispute arising under this Agreement to final, binding, private arbitration in Portland, Oregon. This includes not only disputes about the meaning or performance of the Agreement, but disputes about its negotiation, drafting, or execution. The dispute will be determined by a single arbitrator in accordance with the then-existing rules of arbitration procedure of Multnomah County Circuit Court, except that there shall be no right of de novo review in court and the arbitrator may charge his or her standard arbitration fees rather than the fees prescribed in the Multnomah County Circuit Court arbitration procedures. The proceeding will be commenced by the filing of a civil complaint in Multnomah County Circuit Court and a simultaneous request for transfer to arbitration. The parties expressly agree that they may choose an arbitrator who is not on the list provided by the Multnomah County Circuit Court Arbitration Department, but if they are unable to agree upon the single arbitrator within ten days of receipt of the Arbitration Department list, they will ask the Arbitration Department to make the selection for them. The arbitrator will have full authority to determine all issues, including arbitrability, to award any remedy, including permanent injunctive relief, and to determine any request for costs and expenses in accordance with Section 17.9 of this Agreement. The arbitrator's award may be reduced to final judgment in Multnomah County Circuit Court. The complaining party shall bear the arbitration expenses and may seek their recovery if it prevails. Notwithstanding any other provision of this Agreement, an aggrieved party may seek a temporary restraining order or preliminary injunction in Multnomah County Circuit Court to preserve the status quo during the arbitration proceeding.

        16.    NOTICES. All notices, requests, demands, and other communications provided for by this Agreement will be in writing and shall be deemed sufficient upon receipt, when delivered personally or by a nationally-recognized delivery service (such as Federal Express), or three (3) business days after being deposited in the U.S. mail as certified mail, return receipt requested, with postage prepaid, if such notice is addressed to the party to be notified at such party's address as set forth below or as subsequently modified by written notice.

To Umpqua:	Umpqua Holdings Corporation
200 SW Market Street
Suite 1900
Portland, Oregon 97201
Attn: Chairman of the Board of Directors

:	and copy to:	Kenneth Roberts Foster Pepper Tooze LLP 101 S.W. Main Street, Fifteenth Floor Portland, Oregon 97204

Back to Exhibit Index

To Davis:	Raymond P. Davis
609 NW 11th Avenue
Portland, Oregon 97209

and copy to:	Terrence R. Pancoast Stoel Rives LLP 900 SW Fifth Avenue, Suite 2600 Portland, Oregon 97204

        17.    GENERAL PROVISIONS.

                17.1    Governing Law. This Agreement shall be governed by the laws of the State of Oregon.

                17.2    Saving Provision. If any part of this Agreement is held to be unenforceable, it shall not affect any other part. If any part of this Agreement is held to be unenforceable as written, it shall be enforced to the maximum extent allowed by applicable law.

                17.3    Survival Provision. The noncompetition, nonraiding, confidential information, and dispute resolution provisions of this Agreement shall survive after termination of this Agreement, and shall be enforceable regardless of any claim Davis may have against Umpqua. Also, if any benefits provided in Sections 9 or 10 of this Agreement are still owed, or claims pursuant to Section 11, 12, 13, or 14 are still pending, at the time of termination of this Agreement, this Agreement shall continue in force, with respect to those obligations or claims, until such benefits are paid in full.

                17.4    Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original, but all of which together will constitute one and the same instrument.

                17.5    Entire Agreement. This Agreement constitutes the sole agreement of the parties regarding Davis' benefits in the event of termination or change in control and together with Umpqua's employee handbook governs the terms of Davis' employment. Where there is a conflict between the employee handbook and this Agreement, the terms of this Agreement shall govern.

                17.6    Previous Agreements. This Agreement supersedes all prior oral and written agreements between Davis and Umpqua, or any affiliates or representatives of Umpqua regarding the subject matters set forth herein.

                17.7    Waiver. No waiver of any provision of this Agreement shall be valid unless in writing, signed by the party against whom the waiver is sought to be enforced. The waiver of any breach of this Agreement or failure to enforce any provision of this Agreement shall not waive any later breach.

Back to Exhibit Index

                17.8    Assignment. Davis may not assign, transfer or delegate the performance of his duties under the terms of this Agreement to a third party; however any benefit under this Agreement shall inure to his heirs, successors or assignors. The rights and obligations of Umpqua under this Agreement shall inure to the benefit of and be binding in each and every respect upon the direct and indirect successors and assigns of Umpqua, regardless of the manner in which the successors or assigns succeed to the interests or assets of Umpqua. This agreement shall not be terminated by the voluntary or involuntary dissolution of Umpqua, by any merger, consolidation or acquisition where Umpqua is not the surviving corporation, by any transfer of all or substantially all of Umpqua's assets, or by any other change in Umpqua's structure or the manner in which Umpqua's business or assets are held. In the event of any merger, consolidation or transfer of assets, this Agreement shall be binding upon and shall inure to the benefit of the surviving corporation or the corporation to which the assets are transferred.

                17.9    Attorneys' Fees. If either party institutes a proceeding to enforce its rights under, or to recover damages for breach of, this Agreement, the prevailing party shall be awarded all costs and expenses of the proceeding, including, but not limited to, attorneys' fees, filing and service fees, witness fees, and arbitrator's fees. If arbitration is commenced, the arbitrator will have full authority and complete discretion to determine the "prevailing party" and the amount of costs and expenses to be awarded under this paragraph.

        18.    ADVICE OF COUNSEL. Davis acknowledges that, in executing this Agreement, he has had the opportunity to seek the advice of independent legal counsel, and has read and understood all of the terms and provisions of this Agreement. This Agreement shall not be construed against any party by reason of the drafting or preparation hereof.

UMPQUA HOLDINGS CORPORATION

By:
William Lansing
Chairman of the Compensation Committee,
on the authority of the Board of Directors

Raymond P. Davis

EXHIBIT A

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN
(SERP)

Back to Exhibit Index

EXHIBIT 10.5

UMPQUA HOLDINGS CORPORATION

Supplemental Executive Retirement Plan
for
Raymond P. Davis

        THIS AGREEMENT is made and entered into effective as of July 1, 2003 by and between Umpqua Holdings Corporation ("Umpqua"), and Raymond P. Davis (hereinafter referred to as "Participant").

RECITALS

     A.     Participant is serving as the President and Chief Executive Officer of Umpqua. The parties' desire that Participant will continue to render valuable service to Umpqua in the future. This plan is intended to provide a financial inducement to Participant for continued service, as well as a form of compensation for doing so.

     B.     Umpqua and Participant entered into an Employment Agreement dated effective as of July 1, 2003 ("Employment Agreement").

     C.     Pursuant to the Employment Agreement, Umpqua is obligated to provide Participant with a supplemental executive retirement benefit on the terms and conditions set forth in this Agreement.

     ACCORDINGLY, the parties agree as follows:

ARTICLE 1
ADMINISTRATION

     Section 1.1     Purpose of the Plan. The purpose of the Plan is to provide retirement benefits for Raymond P. Davis.

     Section 1.2     Administration of the Plan. The Compensation Committee shall appoint from time-to-time a person or persons to administer and interpret the terms of the Plan and adopt rules and regulations to implement the Plan ("Administrator").

     Section 1.3     Top Hat Plan and Excess Benefits. The Plan is an unfunded plan maintained primarily to provide deferred compensation benefits for a select group of management or highly compensated participants (within the meaning of sections 201(2), 301(a)(3), and 401(a)(1) of ERISA), and is intended to be exempt from Parts 2, 3, and 4 of ERISA. The Plan also separately accounts for benefits that are provided in excess of the limitations on contributions and benefits imposed by section 415 of the Internal Revenue Code of 1986, as described in section 3(36) of ERISA, and such separate part of the Plan is intended to be an "excess benefit plan" exempt from ERISA pursuant to section 4(b)(5).

Back to Exhibit Index

ARTICLE 2
SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

        Section 2.1     Definitions. For purposes of the Supplemental Executive Retirement Plan and this Article 2, the following definitions shall apply:

               "Account" means the separate bookkeeping account established for Participant on the books of Umpqua for the purpose of recording the amounts of supplemental retirement benefits accrued for Participant pursuant to the provisions of this Plan and as required by applicable generally accepted accounting principles.

               "Annual Retirement Benefit" means an amount (subject to the provisions of Section 2.9 of this Plan) to be paid annually until Participant's death. The Annual Retirement Benefit equals three percent (3%) of Participant's Final Average Compensation multiplied by the Participant's total years of service, net of certain other retirement benefits provided by Umpqua (or its affiliates) and Social Security ("Offsetting Benefits"). The Annual Retirement Benefit shall be capped at sixty percent (60%) (i.e., twenty years of service). The Annual Retirement Benefit shall be paid in monthly installments or on such other basis permitted herein.

               "Cause" has the same meaning as first ascribed to it in the Employment Agreement.

               "Change in Control" has the same meaning as first ascribed to it in the Employment Agreement.

               "Compensation" means Participant's base salary and cash bonus paid or payable by Umpqua to Participant under the Employment Agreement.

               "Compensation Committee" means the Compensation Committee of the Board of Directors of Umpqua or its equivalent appointed by the Board.

               "Disability" has the same meaning as first ascribed to it in the Employment Agreement.

               "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time.

               "Final Average Compensation" means the highest three (3) year average annual total Compensation out of the final five (5) years of employment.

               "Good Reason" has the same meaning as first ascribed to it in the Employment Agreement.

Back to Exhibit Index

               "Normal Commencement Date" means the first day of the first month following a termination after reaching Retirement Age or, if terminated prior to Retirement Age, the first day of the first month following Participant's reaching Retirement Age.

               "Offsetting Benefits" means Social Security retirement benefits plus any Retirement Plan or pension benefits funded by Umpqua or its affiliates for the benefit of Participant, including interest or earnings thereon, but specifically excluding amounts contributed by Participant into a 401(k) or similar plan together with interest or earnings thereon and any gain or other value derived under any stock options or other stock based compensation plans.

               "Plan" means the Supplemental Executive Retirement Plan set forth in this Agreement, as it may be amended from time to time.

               "Retirement Age" means the Participant's sixty-second birthday, June 3, 2011.

               "Retirement Plan" means any defined benefit or defined contribution plan qualified under Section 401(a) of the Internal Revenue Code of 1986, sponsored by Umpqua.

               "Termination Date" means the date on which Participant ceases to be an employee of Umpqua for any reason, including death, retirement, disability and voluntary or involuntary termination.

               "Vesting Schedule" means that portion of the Account that Participant is vested in as of the date of termination. The vesting years and corresponding vesting percentages of the Account are as follows:

Prior to Year End	Voluntary Termination or Termination with Cause	Termination by Umpqua Without Cause or by Participant for Good Reason
6/30/2004	20%	30%
6/30/2005	25%	40%
6/30/2006	30%	50%
6/30/2007	35%	60%
6/30/2008	40%	80%
6/30/2009	60%	100%
6/30/2010	80%	100%
6/30/2011	90%	100%
Thereafter	100%	100%

Back to Exhibit Index

        Section 2.2     Normal Retirement Benefits.  In the event Participant's employment is terminated on or after Participant has attained Retirement Age, then on the Normal Commencement Date, Participant shall be entitled to receive monthly payments of the Annual Retirement Benefit. Subject to Section 2.9 of this Plan, monthly payments of the Annual Retirement Benefit shall continue until Participant's death.

        Section 2.3     Benefits Upon Disability of Participant Prior to Retirement Age. If Participant's employment terminates by reason of a Disability, Participant shall be entitled to receive monthly payments commencing on the Normal Commencement Date determined by annuitizing the amount of the Account at the time of termination using the then life expectancy table published by the Internal Revenue Service and other appropriate assumptions determined by Umpqua's consulting actuaries reasonably acceptable to Participant. Subject to the provisions of this Plan, the monthly payments shall continue until Participant's death. If Participant's employment is terminated due to a Disability prior to Participant reaching Retirement Age, notwithstanding the forgoing, Participant may elect to receive the Account amount prior to the Normal Commencement Date or for a fixed term of years if Participant, his conservator or his attorney in fact provide written notification to Umpqua of such election within 30 days from the date of Participant's termination. In such event, the monthly amount payable shall be adjusted as provided in Section 2.8.

        Section 2.4.     Benefits Upon Termination With Cause or by Participant Without Good Reason. If Participant is terminated for Cause, or Participant terminates employment without Good Reason, prior to Participant reaching Retirement Age, Participant shall be entitled to receive monthly payments commencing on the Normal Commencement Date determined by annuitizing the vested portion of the Account as set forth in the Vesting Schedule using the then life expectancy table published by the IRS and other appropriate assumptions determined by Umpqua's consulting actuaries reasonably acceptable to Participant. Subject to Section 2.9 of this Plan, the monthly payments shall continue until Participant's death.

        Section 2.5.     Benefits Upon Termination Without Cause or For Good Reason. If Participant's employment is terminated without Cause or Participant terminates employment for Good Reason prior to Participant reaching Retirement Age, Participant shall be entitled to receive monthly payments commencing on the Normal Commencement Date determined by annuitizing the vested portion of the Account as set forth in the Vesting Schedule using the then life expectancy table published by the Internal Revenue Service and other appropriate assumptions determined by Umpqua's consulting actuaries reasonably acceptable to Participant. Subject to Section 2.9 of this Plan, the monthly payments shall continue until Participant's death.

        Section 2.6.     Change in Control. If within two years of a Change of Control Participant's employment is terminated without Cause or Participant terminates his employment for any reason, Participant shall be entitled to receive an amount (subject to the provisions of Section 2.9 of this Plan) to be paid annually commencing on the Normal Commencement Date and continuing until his death, equal to three percent (3%) of Participant's Final Average Compensation multiplied by the Participant's total years of service at the date of termination with a credit for additional years of service equal to one half of the difference between 17 and the actual years of service on the date of termination, net of Offsetting Benefits. This annual retirement benefit shall be paid in monthly installments or on such other basis permitted herein.

Back to Exhibit Index

     For illustrative purposes only, if Davis' employment terminated on June 1, 2006 after a Change of Control with a Final Average Compensation of $600,000, he would be entitle to a monthly payment of $21,750.00 for life commencing July 1, 2011 calculated as follows:

[(12< years of service > + 2.5 < 17 - 12 years of services 2 >) (.03 < 3% per year for each credited years of service >) ($600,000 <Final Average Compensation>) (12 < to calculate monthly payment >)] or [14.5 .03 $600,000 12] equals $21,750 per month.

        Section 2.7.     Election as to Time or Number of Payments. Participant may, by completing an election form and filing it with the Administrator within 30 days following the effective date of this Plan, or prior to any calendar year to be effective for subsequent calendar years, elect to receive the Annual Retirement Benefits or other payments hereunder on such terms as the Administrator may permit that does not increase the accrued costs to Umpqua.

        Section 2.8.     Adjustment to Monthly Payments. If Participant elects to receive any benefits accrued hereunder prior to Normal Commencement Date and/or over a fixed term, the amount of the monthly payments shall be determined by annuitizing the adjusted or vested portion of the Account using the then life expectancy table published by the Internal Revenue Service and other appropriate assumptions (or with respect to an Annual Retirement Benefit, by recalculating such monthly payments to reflect the fixed term of such payments), as determined by Umpqua's consulting actuaries reasonably acceptable to Participant.

        Section 2.9.     Minimum and Maximum Term of Life Payments. If Participant is receiving payments under this Plan until his death, Umpqua and Participant agree that such payments will cease in any event no later than 36 months after Participant's predicted life expectancy determined by Umpqua's consulting actuaries at the time of Participant's termination of employment, but, notwithstanding Participant's earlier death, such payments will continue to a date 36 months prior to such predicted life expectancy, with such payments made to Participant's beneficiary as designated in writing to the Administrator, or if no beneficiary is so designated, to Participant's estate. Participant's life expectancy shall be determined based upon the then most recently published life expectancy table by the Internal Revenue Services or other generally accepted reference source.

        Section 2.10.     Early Payment. Participant shall not be entitled to withdraw any portion of the balance in the Account except that, in cases of hardship caused by an unforeseeable emergency, the Administrator may (but is under no obligation to), after taking into account other resources reasonably available to Participant, authorize payment of so much of Participant's Account as is required to meet the need created by the unforeseeable emergency and consistent with the standards set forth in Rev Proc 92-65, 1992-2 CB 428, but in no event more than that portion of the Account to which he would have vested had he voluntarily terminated his employment at that time. In the event of any early payment, later benefits will be appropriately adjusted to reflect the early payment as determined by Umpqua's consulting actuaries reasonably acceptable to Participant.

Back to Exhibit Index

        Section 2.11.     Withholding. Any payment or other distribution of benefits under this Plan may be reduced by any amount required to be withheld by Umpqua under any applicable law, rule, regulation, order or other requirement, now or hereafter in effect, of any governmental authority.

        Section 2.12.     Effect on Retirement Plans. Any amounts payable under this Plan shall be disregarded for the purpose of determining any accrued benefits of Participant under any Retirement Plan, except as required by law.

        Section 2.13.     Account. The Account established under this Plan is an unfunded plan of deferred compensation. Benefits and interest earned hereunder are represented solely by bookkeeping entries on records maintained by the Administrator. No funds are held in trust or otherwise segregated for the sole purpose of paying Plan benefits. All Plan benefits are payable solely from the general assets of Umpqua. The Umpqua may from time to time reserve assets in a general account or grantor trust owned by Umpqua for the purpose of paying liabilities that are accrued under this Plan. The Participant (and his successors) shall have no legal or equitable rights, interest or claims in any specific collateral, property or assets of Umpqua, but shall be general unsecured creditors of Umpqua until benefits are paid hereunder.

        Section 2.14.     Offset. Any amounts due to Participant hereunder may be applied by Umpqua to offset any amounts past due Umpqua from Participant, provided that such offset may only occur at such time and to the extent that benefit payments are due and payable.

        Section 2.15.     Claims Procedure.

               2.15.1     Interpretation. Any person desiring a benefit under, interpretation or construction of, ruling under or information regarding this Plan shall submit a written request therefor to the Administrator. The Administrator shall respond in writing to any such request as soon as practicable. Any interpretation or construction of, and any ruling under, this Plan by the Administrator shall be final and binding on all parties.

               2.15.2     Denial of Claim. If a claim for benefits is denied in whole or in part, the Administrator shall notify the claimant of such denial and of his or her right to a conference with an individual designated in the notice for the purpose of explaining the denial. If the claimant does not want such a conference, or is dissatisfied with its outcome, he or she shall be furnished in writing, in a manner calculated to be understood by the claimant, specific reasons for such denial, specific references to the Plan provisions on which the denial is based, a description of any additional material necessary for him or her to perfect his or her claim, an explanation of why such material is necessary, and an explanation of this Plan's appeals procedure as described in Section 2.15.3.

Back to Exhibit Index

               2.15.3     Appeal Procedure. Any person, or his or her duly authorized representative, whose claim for benefits under this Plan has been denied in whole or in part, may appeal from such denial to the Administrator by submitting to the Administrator a written request for review within seventy-five (75) days after receiving notice of denial. The Administrator shall give the claimant an opportunity to review pertinent documents relating to the denial in preparing his or her request for review. The request must set forth all the grounds upon which it is based, supporting facts and documents, and any other matters which the claimant deems pertinent, and the relief sought. The Administrator may require the claimant to submit such additional facts, documents or other material as it deems necessary or advisable in making its review. The Administrator shall act upon a request for review within 60 days after receipt thereof unless special circumstances require further time, but in no event later than 120 days after such receipt. If the Administrator confirms the denial in whole or in part, the Administrator shall give written notice to the claimant setting forth, in a manner calculated to be understood by the claimant, the specific reasons for denial and specific reference to the Plan provisions on which the decision was based. The determination of the Administrator upon such review shall be final and conclusive, but subject to any right of appeal under applicable law.

ARTICLE 3
MISCELLANEOUS.

        Section 3.1     Amendment or Termination. This Plan may be amended or terminated only by the written consent by the Compensation Committee and the Participant.

        Section 3.2     Plan Administrator. With respect to ERISA, the Administrator shall be the plan administrator and named fiduciary as to this Plan and the corporate secretary of Umpqua shall be the agent for purposes of receiving legal process.

        Section 3.3     No Right to Employment. This Plan shall not confer upon Participant the right to be retained in the employ of Umpqua, interfere with the right of Umpqua to discharge or otherwise deal with Participant without regard to the existence of this Plan or otherwise be interpreted or construed as creating or modifying any employment or other contract between Umpqua and Participant.

        Section 3.4     Conclusiveness of Authorized Action. All determinations made under this Agreement by Umpqua's independent consulting actuaries shall be binding upon Umpqua and Davis in the absence of manifest error. Any other actions taken with respect to this Plan by the Administrator shall be conclusive upon Participant, his beneficiaries and any other persons entitled to benefits under this Plan, subject to the claims procedure set forth in Section 2.15 and the arbitration provisions set forth in Section 3.10.

        Section 3.5     Alienation. No right, interest or benefit under this Plan shall be subject to any anticipation, alienation, sale, transfer, assignment, pledge, security interest, encumbrance, charge, execution, attachment, garnishment or legal process, and any attempt to do so shall be void.

Back to Exhibit Index

        Section 3.6     Information. Participant and his beneficiaries under this Plan shall provide such authorizations, elections, designations and other information, as Umpqua shall deem necessary for the proper administration of this Plan. All such authorizations, elections, designations and other information shall be in form approved by Umpqua. The Umpqua shall not be obligated to determine the accuracy or authenticity of any information provided by Participant or any beneficiary under this Plan and any payment or other distribution of benefits based thereon shall be binding on such person, or on anyone claiming by, through or under such person, and shall completely discharge any liability under this Plan to the extent of any payment made.

         Section 3.7     Headings. Headings of sections and paragraphs of this Plan are inserted for convenience of reference only and shall not constitute a part of this Plan.

        Section 3.8     Governing State. This Plan shall be interpreted, construed and enforced in accordance with the laws of the State of Oregon, except insofar as state law has been preempted by ERISA.

        Section 3.9     Entire Agreement. This document constitutes the entire agreement between the parties with respect to the Plan provided pursuant to Section 5.5 of the Employment Agreement dated July 1, 2003

        Section 3.10     Arbitration. Any dispute hereunder shall be resolved under binding arbitration pursuant to the provision in Section 15 of the Employment Agreement. Attorney fees will be awarded as provided by Section 17.9 of the Employment Agreement.

        Section 3.11     Notices. All notices, requests, demands, and other communications provided for by this Agreement will be in writing and shall be deemed sufficient upon receipt, when delivered personally or by a nationally-recognized delivery service (such as Federal Express), or three (3) business days after being deposited in the U.S. mail as certified mail, return receipt requested, with postage prepaid, if such notice is addressed to the party to be notified at such party's address as set forth below or as subsequently modified by written notice.

To Umpqua, Administrator, or Compensation Committee	Umpqua Holdings Corporation 200 SW Market Street Suite 1900 Portland, Oregon 97201 Attn: Chairman of the Board of Directors

Back to Exhibit Index

and copy to:

Kenneth Roberts Foster Pepper Tooze LLP 101 SW Main Street, Fifteenth Floor Portland, Oregon 97204
To Participant:	Raymond P. Davis 609 NW 11th Avenue Portland, Oregon 97209

and copy to:

Terrence R. Pancoast Stoel Rives LLP 900 SW Fifth Avenue, Suite 2600 Portland, Oregon 97204

     IN WITNESS WHEREOF, the parties hereto have signed this Agreement on the date written above.

Umpqua Holdings Corporation

By:
Its:

Raymond P. Davis, Participant

Back to Exhibit Index

EXHIBIT 10.6

NONQUALIFIED STOCK OPTION AGREEMENT

     This Nonqualified Stock Option Agreement is made and entered into pursuant to the terms of the 2003 Stock Incentive Plan, dated effective March 19, 2003 (the "Plan") adopted by the Board of Directors and shareholders of Umpqua Holdings Corporation, an Oregon corporation (the "Company"). Unless otherwise defined herein, capitalized terms in this Nonqualified Stock Option Agreement shall have the same meanings as defined in the Plan.
The "Optionee"	Raymond P. Davis

Number of Shares of the Company's Common Stock	75,000

"Exercise Price" per Share	$19.31

"Date of Grant"	April 28, 2003

"Expiration Date"	April 27, 2013

1.     Terms of the Option.

     1.1     Grant of Option. The Company hereby grants to the Optionee the right, privilege, and option (the "Option") to purchase up to the number of shares of Common Stock indicated above (the "Option Shares") at the Exercise Price indicate above, subject to adjustment in accordance with the terms and conditions of the Plan and this Nonqualified Stock Option Agreement. The Option may only be exercised as to a whole number of shares of Common Stock.

     1.2     Status of this Option as a Nonqualified Stock Option. It is intended by the Company that this Option will not qualify as an incentive stock option within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended.

     1.3     Nontransferability of Option. This Option and the rights of the Optionee under this Nonqualified Stock Option Agreement may not be transferred in any manner except by will or by the laws of descent and distribution upon the death of the Optionee.

     1.5     Reservation of Shares. The Company agrees that at all times there will be reserved for issuance upon exercise of this Option such number of shares of its Common Stock as is required for such issuance.

2.     Time of Exercise of Option.

    2.1     When the Option Becomes Exercisable. This Option may only be exercised on or after April 27, 2010 in accordance with the following vesting schedule and only to the extent not previously exercised:
Maximum Number of Shares
On or After

April 27, 2004	22,500
April 27, 2005	22,500
April 27, 2006	15,000
April 27, 2007	15,000

1

Back to Exhibit Index

     Provided however, in the event of a Change in Control as defined below, any unvested options shall become immediately exercisable in full. For this purpose, a "Change in Control" will be deemed to have occurred when any of the following events take place:

                (a)    Any person (including any individual or entity), or persons acting in concert, become(s) the beneficial owner of voting shares representing fifty percent (50%) or more of the Company;

                (b)    A majority of the Board is removed from office by a vote of the Company's shareholders over the recommendation of the Board then serving; or

                (c)    The Company is a party to a plan of merger or plan of exchange and upon consummation of such plan, the shareholders of the Company immediately prior to the transaction do not continue to own at least a majority of the shares of the surviving organization.

     2.2     Effect of Unpaid Leaves of Absence. If at any time during the term of this Option, the Optionee is on unpaid leave from the Company or any Subsidiary, the Option may not be exercised during such unpaid leave and the dates contained in the foregoing vesting schedule shall be extended by the length of such unpaid leave.

     2.3     Expiration and Termination of Option. This Option will expire upon the close of business on the Expiration Date and may terminate earlier upon certain events as set forth in Section 4 of this Option. To the extent that this Option has not been exercised prior to the Expiration Date or any earlier termination, all further rights to purchase shares pursuant to this Option will cease and terminate at such time.

3.     Option Exercise Procedures.

     3.1     Who May Exercise the Option. Only the Optionee (or, in the case of exercise after death of the Optionee, by the executor, administrator, heir, or legatee of the Optionee, as the case may be) may exercise this Option.

     3.2     Notice of Exercise. A "Notice of Exercise" must be signed and delivered to the Company's corporate Secretary or such other person as the Company may designate at the principal business office of the Company. A copy of the Company's current form of Notice of Exercise is attached hereto. The Company, however, reserves the right to revise its form of Notice of Exercise from time-to-time as it determines to be appropriate. If, at the time of the exercise of this Option, the Company does not have an effective registration statement on file with the Securities and Exchange Commission that covers the issuance of shares upon the exercise of this Option, the Notice of Exercise will also contain certain representations from the Optionee as required under applicable state and federal securities laws. A copy of the then-current form of Notice of Exercise may be obtained at any time from the Company. A notice will only be effective if submitted on the form in effect at the time of such exercise.

     3.3     Payment of Exercise Price. The Notice of Exercise must indicate the manner of payment of the Exercise Price for the number of shares so purchased. Payment shall be made by cash, by the surrender to the Company for cancellation of shares of Common Stock or other securities of the Company (provided that the surrendered shares of Common Stock or other securities of the Company shall have been held by the Optionee for not less than six months) or any combination of the foregoing.

     3.4     Payment of Tax Withholding. The Optionee shall pay or make adequate provision for payment of Tax Withholding upon exercise of this Option. The notice of exercise shall indicate the method of payment of Tax Withholding, which may be accomplished by payment in cash, the Company withholding other amounts payable by the Company to the Optionee, by the application of shares to be received upon exercise of this Option, by the surrender of shares of Common Stock or other securities of the Company (provided that the surrendered shares of Common Stock or other securities of the Company shall have been held by the Optionee for not less than six months) or any combination of the foregoing.

2

Back to Exhibit Index

     3.5     Delivery of Shares Following Exercise. The Company will make delivery of the Option Shares purchased within a reasonable time after it receives the Notice of Exercise and payment in full of the Exercise Price of the Option Shares being purchased and the payment or adequate provision for payment of Tax Withholding. However, if any law or regulation requires the Company to take any action with respect to the issuance of the Option Shares, including, without limitation, actions that may be required for compliance with federal and state securities laws or the listing requirements of any stock exchange upon which the Company's Common Stock is then listed, then the date of delivery of such shares may be extended for the period necessary to take such action. The Optionee shall only become the holder of such shares when the issuance of the shares is reflected on the Company's stock transfer record.

4.     Termination and/or Acceleration of the Option Upon Certain Events

     4.1     Effect of the Death of the Optionee. If the Optionee dies while an employee of the Company or any Subsidiary, this Option will terminate one year after the date of such death or, if sooner, upon the Expiration Date. In such event, this Option may be exercised only to the extent the Optionee was entitled to exercise this Option on the date of the Optionee's death and only by the person or persons to whom the Optionee's rights under this Option may pass by the Optionee's will or by the laws of descent and distribution of the state or country of the Optionee's domicile at the time of death.

     4.2     Effect of the Disability of the Optionee. If the Optionee's employment by the Company terminates as a result of the Optionee becoming Disabled (as defined in the Plan) while an employee of the Company or any Subsidiary, this Option will terminate one year after the date of such termination of employment or, if sooner, upon the Expiration Date. In such event, this Option may be exercised only to the extent the Optionee was entitled to exercise this Option on the date of such termination.

     4.3     Effect of Termination of the Employment of the Optionee for Cause. If the Optionee's employment with the Company or any Subsidiary is terminated for "cause", as defined in the Plan, this Option will terminate on the effective date of the termination of Optionee's employment and shall no longer be exercisable as to any of the remaining Option Shares.

     4.4     Effect of Any Other Termination of the Employment of the Optionee. If the Optionee's employment with the Company or any Subsidiary terminates as a result of the Optionee's retirement or for any reason other than the reasons set forth in Sections 4.1, 4.2 or 4.3 of this Option, this Option will terminate thirty (30) days after the date of such termination of employment or, if sooner, upon the Expiration Date. In such event, this Option may be exercised only to the extent the Optionee was entitled to exercise this Option on the date of such termination. For purposes of this Option, the Optionee's employment with the Company or any Subsidiary shall be considered to have terminated if the Optionee for any reason becomes a "part-time" employee as such term is defined in the Company's then existing employment rules or guidelines.

5.     Representations, Warranties and Covenants of the Optionee.

     5.1.     No Effect on Employment. The Optionee understands and agrees that nothing contained in this Nonqualified Stock Option Agreement will be construed to limit or restrict the rights of the Company to terminate the employment of the Optionee at any time, with or without cause, to change the duties of the Optionee or to increase or decrease the Optionee's compensation. Without limiting the foregoing, the Optionee understands and agrees that the vesting of shares under this Option is subject to and is conditioned upon the continued employment of the Optionee by the Company or a Subsidiary and that such employment can be terminated at any time by the Company or its Subsidiary.

     5.2.     Rights Prior to Exercise of This Option. The Optionee understands and agrees that the Optionee will have no rights as a shareholder in the Option Shares, including, without limitation, the right to vote or receive dividends, until the issuance of the shares is reflected in the Company's stock transfer records.

3

Back to Exhibit Index

     5.3.     Tax Implications. The Optionee understands that, under federal income tax laws as they currently exist, the exercise of this Option will result in ordinary income in the amount by which the Fair Market Value (as of the date of exercise) of the shares acquired upon exercise exceeds the Exercise Price.

     5.4     Underwriter's Lock-up. The Optionee by accepting this Option agrees that whenever the Company undertakes a firm underwritten public offering of its securities and if requested by the managing underwriter in such offering, the Optionee will enter into an agreement not to sell or dispose of any securities of the Company owned or controlled by the Optionee provided that such restriction will not extend beyond twelve (12) months from the effective date of the registration statement filed in connection with such offering.

     5.5     Disclosures. The Optionee acknowledges receipt of a copy of the Plan and certain related information and represents that Optionee has fully reviewed the terms and conditions of the Plan and this Option and has had opportunity to obtain the advice of counsel prior to executing this Option. The Optionee represents and warrants that the Optionee is not relying upon any representations, agreements or understandings of or with the Company except for those set forth in this Option.

6. Miscellaneous Provisions

     6.1.     Binding Effect. This Option will be binding upon and inure to the benefit of the parties hereto and their heirs, executors, administrators, successors, and assigns.

     6.2.     Notices. All notices to the Optionee or other persons then entitled to exercise this Option will be delivered at the address contained in the records of the Company or such other address as may be specified in writing by the Optionee or such other person. All notices to the Company will be delivered at its principal offices.

     6.3.     Governing Law and Interpretation. This Option will be governed by the laws of the State of Oregon as to all matters, including but not limited to matters of validity, construction, effect, and performance, without giving effect to rules of choice of law. This Option hereby incorporates by reference all of the provisions of the Plan and will in all respects be interpreted and construed in such manner as to effectuate the intent of the Plan. In the event of a conflict between the terms of this Option and the Plan, the terms of the Plan will prevail. All matters of interpretation of the Plan and this Option, including the applicable terms and conditions and the definitions of the words, will be determined in the sole and final discretion of the Committee or the Company's Board of Directors.

     6.4.     Attorney Fees. If any suit or action is instituted in connection with any controversy arising out of this Option or the enforcement of any right hereunder, the prevailing party will be entitled to recover, in addition to costs, such sums as the court may adjudge reasonable as attorney fees, including fees on any appeal.

UMPQUA HOLDINGS CORPORATION

By:
William A. Lansing - Director
Attest:

By:
,Secretary

OPTIONEE:

Raymond P. Davis, President & CEO

4

Back to Exhibit Index

NOTICE OF EXERCISE OF NONQUALIFIED STOCK OPTION

TO:     UMPQUA HOLDINGS CORPORATION

        This Notice of Exercise serves as an irrevocable notice from the undersigned of the undersigned's intent to exercise the following Nonqualified Stock Option to purchase shares of the Company's Common Stock (all of which are vested under the Option) under and in accordance with the terms and conditions set forth in the Plan under which the Nonqualified Stock Option was granted and the terms of the written Nonqualified Stock Option Agreement.

Date of Grant of the Option

Number of Shares being Purchased through the exercise of the Option

Exercise Price per Share	$

Aggregate Exercise Price	$
(must equal number of shares multiplied by exercise price per share)

Method of Payment (indicated selected method or methods)
Exercise Price	Tax Withholding

Cash Payment. My check is stapled to this notice.

Delivery of certificate(s) representing shares of the Company's Common Stock that I have held for at least six months. The certificate(s ) are duly endorsed for cancellation of that number of shares that have a fair market value as of the date of exercise equal to the aggregate exercise price less any cash payment enclosed.

Delivery of an affidavit attesting to my ownership of _________ shares of the Company's Common Stock that I have held for at least six months. The shares which I currently own will not be cancelled but the new certificate representing the shares being purchased by this exercise will be reduced by that number of shares that have a fair market value as of the date of exercise equal to the aggregate exercise price less any cash payment enclosed.

Broker Assisted Cashless Exercise. I have instructed the following broker to wire transfer to the Company from my account an amount equal to the aggregate exercise price and/or Tax Withholding.

Name of Broker
Mailing Address

Telephone Number:
Brokerage Account Number:

OPTIONEE:

(signature of the Optionee)	(name of the Optionee, printed)

(date of signing of notice of exercise)
(mailing address for shareholder records)
(Optionee's social security number)

Back to Exhibit Index

EXHIBIT 10.7

NONQUALIFIED STOCK OPTION AGREEMENT

     This Nonqualified Stock Option Agreement is made and entered into pursuant to the terms of the 2003 Stock Incentive Plan, dated effective March 19, 2003 (the "Plan") adopted by the Board of Directors and shareholders of Umpqua Holdings Corporation, an Oregon corporation (the "Company"). Unless otherwise defined herein, capitalized terms in this Nonqualified Stock Option Agreement shall have the same meanings as defined in the Plan.

The "Optionee"	Raymond P. Davis

Number of Shares of Company's Common Stock	75,000

"Exercise Price" per Share	$18.58

"Date of Grant"	July 1, 2003

"Expiration Date"	June 30, 2013

1.     Terms of the Option.

     1.1     Grant of Option. The Company hereby grants to the Optionee the right, privilege, and option (the "Option") to purchase up to the number of shares of Common Stock indicated above (the "Option Shares") at the Exercise Price indicate above, subject to adjustment in accordance with the terms and conditions of the Plan and this Nonqualified Stock Option Agreement. The Option may only be exercised as to a whole number of shares of Common Stock.

     1.2     Status of this Option as a Nonqualified Stock Option. It is intended by the Company that this Option will not qualify as an incentive stock option within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended.

     1.3     Nontransferability of Option. This Option and the rights of the Optionee under this Nonqualified Stock Option Agreement may not be transferred in any manner except by will or by the laws of descent and distribution upon the death of the Optionee.

     1.4     Reservation of Shares. The Company agrees that at all times there will be reserved for issuance upon exercise of this Option such number of shares of its Common Stock as is required for such issuance.

2.     Time of Exercise of Option.

     2.1     When the Option Becomes Exercisable. This Option may only be exercised on or after June 30, 2010 in accordance with the following vesting schedule and only to the extent not previously exercised:
Maximum Number of Shares
On or After

June 30, 2010	75,000

1

Back to Exhibit Index

     Provided however, in the event of a Change in Control as defined below, any unvested options shall become immediately exercisable in full. For this purpose, a "Change in Control" will be deemed to have occurred when any of the following events take place:

        (a)    Any person (including any individual or entity), or persons acting in concert, become(s) the beneficial owner of voting shares representing fifty percent (50%) or more of the Company;

        (b)    A majority of the Board is removed from office by a vote of the Company's shareholders over the recommendation of the Board then serving; or

        (c)    The Company is a party to a plan of merger or plan of exchange and upon consummation of such plan, the shareholders of the Company immediately prior to the transaction do not continue to own at least a majority of the shares of the surviving organization.

     2.2     Effect of Unpaid Leaves of Absence. If at any time during the term of this Option, the Optionee is on unpaid leave from the Company or any Subsidiary, the Option may not be exercised during such unpaid leave and the dates contained in the foregoing vesting schedule shall be extended by the length of such unpaid leave.

     2.3     Expiration and Termination of Option. This Option will expire upon the close of business on the Expiration Date and may terminate earlier upon certain events as set forth in Section 4 of this Option. To the extent that this Option has not been exercised prior to the Expiration Date or any earlier termination, all further rights to purchase shares pursuant to this Option will cease and terminate at such time.

3.     Option Exercise Procedures.

     3.1     Who May Exercise the Option. Only the Optionee (or, in the case of exercise after death of the Optionee, by the executor, administrator, heir, or legatee of the Optionee, as the case may be) may exercise this Option.

     3.2     Notice of Exercise. A "Notice of Exercise" must be signed and delivered to the Company's corporate Secretary or such other person as the Company may designate at the principal business office of the Company. A copy of the Company's current form of Notice of Exercise is attached hereto. The Company, however, reserves the right to revise its form of Notice of Exercise from time-to-time as it determines to be appropriate. If, at the time of the exercise of this Option, the Company does not have an effective registration statement on file with the Securities and Exchange Commission that covers the issuance of shares upon the exercise of this Option, the Notice of Exercise will also contain certain representations from the Optionee as required under applicable state and federal securities laws. A copy of the then-current form of Notice of Exercise may be obtained at any time from the Company. A notice will only be effective if submitted on the form in effect at the time of such exercise.

     3.3     Payment of Exercise Price. The Notice of Exercise must indicate the manner of payment of the Exercise Price for the number of shares so purchased. Payment shall be made by cash, by the surrender to the Company for cancellation of shares of Common Stock or other securities of the Company (provided that the surrendered shares of Common Stock or other securities of the Company shall have been held by the Optionee for not less than six months) or any combination of the foregoing.

     3.4     Payment of Tax Withholding. The Optionee shall pay or make adequate provision for payment of Tax Withholding upon exercise of this Option. The notice of exercise shall indicate the method of payment of Tax Withholding, which may be accomplished by payment in cash, the Company withholding other amounts payable by the Company to the Optionee, by the application of shares to be received upon exercise of this Option, by the surrender of shares of Common Stock or other securities of the Company (provided that the surrendered shares of Common Stock or other securities of the Company shall have been held by the Optionee for not less than six months) or any combination of the foregoing.

2

Back to Exhibit Index

     3.5     Delivery of Shares Following Exercise. The Company will make delivery of the Option Shares purchased within a reasonable time after it receives the Notice of Exercise and payment in full of the Exercise Price of the Option Shares being purchased and the payment or adequate provision for payment of Tax Withholding. However, if any law or regulation requires the Company to take any action with respect to the issuance of the Option Shares, including, without limitation, actions that may be required for compliance with federal and state securities laws or the listing requirements of any stock exchange upon which the Company's Common Stock is then listed, then the date of delivery of such shares may be extended for the period necessary to take such action. The Optionee shall only become the holder of such shares when the issuance of the shares is reflected on the Company's stock transfer record.

4.     Termination and/or Acceleration of the Option Upon Certain Events

     4.1     Effect of the Death of the Optionee. If the Optionee dies while an employee of the Company or any Subsidiary, this Option will terminate one year after the date of such death or, if sooner, upon the Expiration Date. In such event, this Option may be exercised only to the extent the Optionee was entitled to exercise this Option on the date of the Optionee's death and only by the person or persons to whom the Optionee's rights under this Option may pass by the Optionee's will or by the laws of descent and distribution of the state or country of the Optionee's domicile at the time of death.

     4.2     Effect of the Disability of the Optionee. If the Optionee's employment by the Company terminates as a result of the Optionee becoming Disabled (as defined in the Plan) while an employee of the Company or any Subsidiary, this Option will terminate one year after the date of such termination of employment or, if sooner, upon the Expiration Date. In such event, this Option may be exercised only to the extent the Optionee was entitled to exercise this Option on the date of such termination.

     4.3     Effect of Termination of the Employment of the Optionee for Cause. If the Optionee's employment with the Company or any Subsidiary is terminated for "cause", as defined in the Plan, this Option will terminate on the effective date of the termination of Optionee's employment and shall no longer be exercisable as to any of the remaining Option Shares.

     4.4     Effect of Any Other Termination of the Employment of the Optionee. If the Optionee's employment with the Company or any Subsidiary terminates as a result of the Optionee's retirement or for any reason other than the reasons set forth in Sections 4.1, 4.2 or 4.3 of this Option, this Option will terminate thirty (30) days after the date of such termination of employment or, if sooner, upon the Expiration Date. In such event, this Option may be exercised only to the extent the Optionee was entitled to exercise this Option on the date of such termination. For purposes of this Option, the Optionee's employment with the Company or any Subsidiary shall be considered to have terminated if the Optionee for any reason becomes a "part-time" employee as such term is defined in the Company's then existing employment rules or guidelines.

5.     Representations, Warranties and Covenants of the Optionee.

     5.1.     No Effect on Employment. The Optionee understands and agrees that nothing contained in this Nonqualified Stock Option Agreement will be construed to limit or restrict the rights of the Company to terminate the employment of the Optionee at any time, with or without cause, to change the duties of the Optionee or to increase or decrease the Optionee's compensation. Without limiting the foregoing, the Optionee understands and agrees that the vesting of shares under this Option is subject to and is conditioned upon the continued employment of the Optionee by the Company or a Subsidiary and that such employment can be terminated at any time by the Company or its Subsidiary.

     5.2.     Rights Prior to Exercise of This Option. The Optionee understands and agrees that the Optionee will have no rights as a shareholder in the Option Shares, including, without limitation, the right to vote or receive dividends, until the issuance of the shares is reflected in the Company's stock transfer records.

3

Back to Exhibit Index

     5.3.     Tax Implications. The Optionee understands that, under federal income tax laws as they currently exist, the exercise of this Option will result in ordinary income in the amount by which the Fair Market Value (as of the date of exercise) of the shares acquired upon exercise exceeds the Exercise Price.

     5.4     Underwriter's Lock-up. The Optionee by accepting this Option agrees that whenever the Company undertakes a firm underwritten public offering of its securities and if requested by the managing underwriter in such offering, the Optionee will enter into an agreement not to sell or dispose of any securities of the Company owned or controlled by the Optionee provided that such restriction will not extend beyond twelve (12) months from the effective date of the registration statement filed in connection with such offering.

     5.5     Disclosures. The Optionee acknowledges receipt of a copy of the Plan and certain related information and represents that Optionee has fully reviewed the terms and conditions of the Plan and this Option and has had opportunity to obtain the advice of counsel prior to executing this Option. The Optionee represents and warrants that the Optionee is not relying upon any representations, agreements or understandings of or with the Company except for those set forth in this Option.

6. Miscellaneous Provisions

     6.1.     Binding Effect. This Option will be binding upon and inure to the benefit of the parties hereto and their heirs, executors, administrators, successors, and assigns.

     6.2.     Notices. All notices to the Optionee or other persons then entitled to exercise this Option will be delivered at the address contained in the records of the Company or such other address as may be specified in writing by the Optionee or such other person. All notices to the Company will be delivered at its principal offices.

     6.3.     Governing Law and Interpretation. This Option will be governed by the laws of the State of Oregon as to all matters, including but not limited to matters of validity, construction, effect, and performance, without giving effect to rules of choice of law. This Option hereby incorporates by reference all of the provisions of the Plan and will in all respects be interpreted and construed in such manner as to effectuate the intent of the Plan. In the event of a conflict between the terms of this Option and the Plan, the terms of the Plan will prevail. All matters of interpretation of the Plan and this Option, including the applicable terms and conditions and the definitions of the words, will be determined in the sole and final discretion of the Committee or the Company's Board of Directors.

     6.4.     Attorney Fees. If any suit or action is instituted in connection with any controversy arising out of this Option or the enforcement of any right hereunder, the prevailing party will be entitled to recover, in addition to costs, such sums as the court may adjudge reasonable as attorney fees, including fees on any appeal.

UMPQUA HOLDINGS CORPORATION
By:
Daniel A. Sullivan, EVP & CFO
Attest:
By:_____________________
________________________, Secretary

OPTIONEE:

Raymond P. Davis, President & CEO

4

Back to Exhibit Index

NOTICE OF EXERCISE OF NONQUALIFIED STOCK OPTION

TO:     UMPQUA HOLDINGS CORPORATION

        This Notice of Exercise serves as an irrevocable notice from the undersigned of the undersigned's intent to exercise the following Nonqualified Stock Option to purchase shares of the Company's Common Stock (all of which are vested under the Option) under and in accordance with the terms and conditions set forth in the Plan under which the Nonqualified Stock Option was granted and the terms of the written Nonqualified Stock Option Agreement.

Date of Grant of the Option

Number of Shares being Purchased through the exercise of the Option

Exercise Price per Share	$

Aggregate Exercise Price	$
(must equal number of shares multiplied by exercise price per share)

Method of Payment (indicated selected method or methods)
Exercise Price	Tax Withholding

Cash Payment. My check is stapled to this notice.

Delivery of certificate(s) representing shares of the Company's Common Stock that I have held for at least six months. The certificate(s ) are duly endorsed for cancellation of that number of shares that have a fair market value as of the date of exercise equal to the aggregate exercise price less any cash payment enclosed.

Delivery of an affidavit attesting to my ownership of _________ shares of the Company's Common Stock that I have held for at least six months. The shares which I currently own will not be cancelled but the new certificate representing the shares being purchased by this exercise will be reduced by that number of shares that have a fair market value as of the date of exercise equal to the aggregate exercise price less any cash payment enclosed.

Broker Assisted Cashless Exercise. I have instructed the following broker to wire transfer to the Company from my account an amount equal to the aggregate exercise price and/or Tax Withholding.

Name of Broker
Mailing Address

Telephone Number:
Brokerage Account Number:

OPTIONEE:

(signature of the Optionee)	(name of the Optionee, printed)

(date of signing of notice of exercise)
(mailing address for shareholder records)
(Optionee's social security number)

Back to Exhibit Index

EXHIBIT 31.1

Certification
of
Chief Executive Officer under Sec. 302 of the Sarbanes-Oxley Act of 2002

I, Raymond P. Davis, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Umpqua Holdings Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15(e)) and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is likely to materially affect the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting, which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 7, 2003
/s/ Raymond P. Davis
Raymond P. Davis
President and Chief Executive Officer

Back to Exhibit Index

EXHIBIT 31.2

Certification
of
Chief Financial Officer under Sec. 302 of the Sarbanes-Oxley Act of 2002

I, Daniel A. Sullivan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Umpqua Holdings Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15(e)) and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is likely to materially affect the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting, which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 7, 2003
/s/ Daniel A. Sullivan
Daniel A. Sullivan
Executive Vice President
Chief Financial Officer
Principal Accounting Officer

Back to Exhibit Index

Exhibit 32

CERTIFICATION

OF

CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

This certification is given by the undersigned Chief Executive Officer and Chief Financial Officer of Umpqua Holdings Corporation (the "registrant") pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Each of the undersigned hereby certifies, with respect to the registrant's quarterly report of Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), that:

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

August 7, 2003

Back to Exhibit Index

EXHIBIT 99.1

RISK FACTORS

The following summarizes certain risks which management believes are specific to the Company's business. These should not be viewed as including all risks to the Company.

The integration of recently acquired banks may not be completed smoothly, which could result in loss of customers

In November 2002, we acquired Centennial Bancorp. At the time of the acquisition, its subsidiary, Centennial Bank, merged into our existing bank subsidiary under the name of "Umpqua Bank." Centennial Bank customers were accustomed to traditional bank branch facilities and services. Umpqua Bank has transformed itself from a traditional community bank into a community-oriented financial services retailer. In pursuing this strategy, we have remodeled many of the bank branches to resemble retail stores that include distinct physical areas or boutiques such as a "serious about service center," an "investment opportunity center" and "a computer café." Over a period of months following the merger, we intend to remodel and convert several of the Centennial Bank branches in a similar fashion. This conversion will involve significant expenses, disrupt banking activities during the remodeling period, and will present a new look and feel to the banking services and products being offered. There is a risk that some of the existing customers will not stay with Umpqua Bank during the remodeling period or after the conversion is completed. Further, there may be delays in completing the conversion, which could cause confusion and disruption in the business of those branches.

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

1

Back to Exhibit Index

Involvement in non-bank businesses may involve new risks

We have a licensed retail broker-dealer subsidiary, Strand, Atkinson, Williams and York, Inc. The operation of commercial banking and retail brokerage under common ownership has only recently been permitted by federal law, and retail brokerage operations present special risks not previously borne by community banks. For example, the brokerage industry is subject to fluctuations in the stock market that may have a significant adverse impact on transaction fees, customer activity and investment portfolio gains and losses. Likewise, additional or modified regulations may affect our banking, investment banking and brokerage operations. A decline in fees and commissions or losses suffered in the investment portfolio could adversely affect the subsidiary's contribution to the income of the holding company, and might increase the subsidiary's capital needs. The risks associated with retail brokerage may not be supported by the income generated by those operations. As we continue to grow, we may acquire other financial services companies whose successful integration is not assured and may present additional management challenges and new risks to us.

The restructuring and integration costs of the recent mergers could exceed estimates; expected consolidation savings may not materialize.

This year, through June 30, we have incurred approximately $1.7 million in expenses relating to the Centennial Bancorp acquisition. Those expenses include additional system integration, store closing and remodeling, contract terminations, personnel expenses and disposal of duplicative equipment. Although we do not expect to incur significant additional merger-related costs, unanticipated costs and charges may arise. Additionally, the cost of remodeling the branches and training personnel could exceed estimates and might not result in increased banking activity, revenues or profits.

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

Although management believes that our allowance for credit losses at June 30, 2003 is adequate, no assurance can be given that an additional provision for credit losses will not be required. See Management's Discussion and Analysis of Financial Condition and Results of Operations - "Provision for Credit Losses" and "Allowance for Credit Losses."

2

Back to Exhibit Index

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

3