Form 10-Q
period 2003-09-30
UMPQUA HOLDINGS CORP
filed 2003-11-14
CIK 1077771

As Filed with the Securities and Exchange Commission on November 14, 2003

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: September 30, 2003

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number:      000-25597

Umpqua Holdings Corporation
 (Exact Name of Registrant as Specified in Its Charter)

OREGON	93-1261319
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

__X__ Yes _____ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

__X__ Yes _____ No

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:

Common stock, no par value, outstanding as of October 31, 2003:     28,391,505

UMPQUA HOLDINGS CORPORATION FORM 10-Q QUARTERLY REPORT TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets:
	September 30, 2003 and December 31, 2002	3

	Condensed Consolidated Statements of Income:
	Three and nine months ended September 30, 2003 and 2002	4

	Condensed Consolidated Statements of Comprehensive Income:
	Three and nine months ended September 30, 2003 and 2002	5

	Condensed Consolidated Statements of Cash Flows:
	Nine months ended September 30, 2003 and 2002	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10

Item 3	Quantitative and Qualitative Disclosures about
	Market Risk	22

Item 4.	Controls and Procedures	22

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 2.	Changes in Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities 9;	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6.	Exhibits and Reports on Form 8-K	24

SIGNATURES		25
EXHIBIT INDEX		26

UMPQUA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
Dollars in thousands	2003	2002
ASSETS
Cash and due from banks	$97,877	$101,892
Temporary investments	32,870	18,650
Total Cash and Cash Equivalents	130,747	120,542

Trading account assets	1,561	1,905

Investment securities available for sale, at fair value	404,771	331,160
Investment securities held to maturity, at amortized cost	16,641	18,455
Mortgage loans held for sale	51,620	62,349
Loans and leases receivable	1,935,482	1,778,315
Less: Allowance for credit losses	(25,312)	(24,731)
Loans and leases, net	1,910,170	1,753,584
Federal Home Loan Bank stock, at cost	6,703	6,589
Property and equipment, net of depreciation	63,560	58,585
Goodwill and other intangible assets, net	160,012	160,967
Mortgage servicing rights, net	10,732	9,316
Other assets	54,678	32,512
Total Assets	$2,811,195	$2,555,964

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest bearing	$599,939	$494,810
Savings and interest-bearing checking	1,085,455	976,537
Time deposits	577,817	632,443
Total Deposits	2,263,211	2,103,790

Securities sold under agreements to repurchase	43,555	31,232
Fed funds purchased	19,998	5,000
Term debt	72,048	24,219
Notes payable for trust preferred securities	77,321	75,000
Other liabilities	23,075	28,564
Total Liabilities	2,499,208	2,267,805

Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock, no par value, 100,000,000 shares authorized; issued and
outstanding: 28,365,814 at Sept. 30, 2003 and 27,980,591at Dec. 31, 2002	230,174	225,380
Retained earnings	81,605	59,475
Accumulated other comprehensive income	208	3,304
Total Shareholders' Equity	311,987	288,159
Total Liabilities and Shareholders' Equity	$2,811,195	$2,555,964

See accompanying notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended Sept 30,		Nine months ended Sept 30,
Dollars in thousands, except per share data	2003	2002	2003	2002
Interest Income
Interest and fees on loans and leases	$32,615	$20,435	$94,960	$60,627
Interest on taxable securities	2,726	2,557	8,088	6,827
Interest on non-taxable securities	479	714	2,002	2,164
Interest on temporary investments	82	318	420	588
Interest on trading account assets	24	28	54	60
Total interest income	35,926	24,052	105,524	70,266
Interest Expense
Interest on deposits	5,454	5,394	18,202	15,775
Interest on repurchase agreements	99	101	313	258
Interest on notes payable for trust preferred securities	936	18	2,787	18
Interest on borrowings	349	226	754	810
Total interest expense	6,838	5,739	22,056	16,861
Net Interest Income	29,088	18,313	83,468	53,405
Provision for credit losses	1,050	900	3,475	2,504
Net interest income after provision for credit losses	28,038	17,413	79,993	50,901
Noninterest Income
Service charges	3,256	2,138	9,368	6,098
Brokerage fees and commissions	2,635	2,299	6,944	6,805
Mortgage banking revenue, net	3,159	1,190	10,273	5,085
Gain (loss) on sale of securities	10	396	2,153	(503)
Other noninterest income	457	682	2,601	1,701
Total noninterest income	9,517	6,705	31,339	19,186
Noninterest Expense
Salaries and employee benefits	13,438	8,963	39,507	26,240
Premises and equipment	3,535	2,348	11,064	6,660
Other noninterest expense	6,332	3,810	19,186	12,027
Merger-related expenses	394	-	2,082	1,521
Total noninterest expense	23,699	15,121	71,839	46,448
Income before income taxes	13,856	8,997	39,493	23,639
Provision for income taxes	4,841	2,987	13,965	8,386
Net Income	$9,015	$6,010	$25,528	$15,253
Earnings Per Share
Basic	$0.32	$0.30	$0.90	$0.76
Diluted	$0.31	$0.29	$0.89	$0.75

See accompanying notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended Sept 30,		Nine months ended Sept 30,
Dollars in thousands	2003	2002	2003	2002

Net income	$9,015	$6,010	$25,528	$15,253

Unrealized (losses) gains arising during the period on
investment securities available for sale	(2,282)	1,165	(2,950)	1,562

Reclassification adjustment for (gains) losses realized in
net income	(6)	(240)	(1,307)	305

Income tax (benefit) expense related to unrealized (losses)
gains on investment securities, available for sale	(896)	458	(1,161)	641

Net unrealized gains (losses) on investment
securities available for sale	(1,392)	467	(3,096)	1,226
Comprehensive Income	$7,623	$6,477	$22,432	$16,479

See accompanying notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
Dollars in thousands	2003	2002
Cash flows from operating activities:
Net income	$25,528	$15,253
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Federal Home Loan Bank stock dividends	(221)	(370)
Net decrease in trading account assets	344	1,476
Amortization of investment premiums and discounts, net	2,097	278
Amortization of purchase accounting adjustments, net	231	-
Origination of loans held for sale	(734,311)	(428,846)
Proceeds from sales of loans held for sale	757,716	413,654
Provision for credit losses	3,475	2,504
Increase in mortgage servicing rights	(1,726)	(2,167)
Impairment charge for mortgage servicing rights valuation	310	-
Gain on sales of securities available for sale	(2,147)	(397)
Impairment charge on investments available for sale	-	900
Gain on calls of securities held to maturity	(6)	-
Gain on sales of loans	(13,427)	(6,782)
Depreciation of premises and equipment	4,471	2,600
Gain on sale of premises and equipment, net	(43)	-
Amortization of intangibles	306	305
Increase in cash surrender value of Bank owned life insurance	(21)	-
Net increase in other assets	(3,517)	(257)
Tax benefit of stock options	(870)	(538)
Net decrease in other liabilities	(3,787)	(13,295)
Net cash provided by (used by) operating activities	34,402	(15,682)
Cash flows from investing activities:
Purchases of investment securities	(275,034)	(115,439)
Maturities/calls of investment securities available for sale	165,900	51,162
Sales of investment securities available for sale	29,642	7,155
Redemption of FHLB stock	1,843	3,567
Purchase of FHLB stock	(1,736)	-
Purchase of Bank owned life insurance	(14,300)	-
Investment in subsidiaries	-	(569)
Purchases of investment securities held to maturity	-	(980)
Maturities of investment securities held to maturity	1,806	105
Net loan originations	(163,448)	(68,289)
Proceeds from sales of loans	3,689	7,758
Sales of premises and equipment	999	-
Purchases of premises and equipment	(10,528)	(4,352)
Net cash used by investing activities	(261,167)	(119,882)
Cash flows from financing activities:
Net increase in deposit liabilities	160,395	142,601
Net increase in securities sold under agreements to repurchase	12,323	3,056
Fed funds (repaid) borrowed, net	14,998	(7,500)
Proceeds from notes payable for trust preferred securities	-	25,000
Dividends paid on common stock	(3,398)	(2,414)
Stock retired	(409)	(228)
Proceeds from stock options exercised	5,090	2,076
Proceeds from term borrowings	50,000	25,000
Repayments of term borrowings	(2,029)	(31,993)
Net cash provided by financing activities	236,970	155,598
Net increase in cash and cash equivalents	10,205	20,034
Cash and cash equivalents, beginning of period	120,542	107,988
Cash and cash equivalents, end of period	$130,747	$128,022
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$22,313	$16,500
Income taxes	$10,180	$8,035
See accompanying notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of financial statement preparation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit and in conformity with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, certain financial information and footnotes have been omitted or condensed. The condensed consolidated financial statements include the accounts of Umpqua Holdings Corporation (the Company), and its wholly owned subsidiaries Umpqua Bank (the Bank) and Strand, Atkinson, Williams & York, Inc. (Strand, Atkinson). All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements include all necessary adjustments (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's 2002 annual report to shareholders. The results of operations for the 2003 interim periods shown in this report are not necessarily indicative of the results for any future interim periods or the entire fiscal year.

(b) Earnings per share

Basic and diluted earnings per share are based on the weighted average number of common shares outstanding during each period, with diluted including the effect of potentially dilutive common shares. The weighted average number of common shares outstanding for basic and diluted earnings per share computations was as follows:

Dollars in thousands, except per	Three months ended Sept. 30,		Nine months ended Sept. 30,
share amounts	2003	2002	2003	2002
Net Income	$9,015	$6,010	$25,528	$15,253

Average outstanding shares	28,343,696	20,125,583	28,262,353	20,043,346

Basic earnings per share	$0.32	$0.30	$0.90	$0.76

Common Stock Equivalents	359,192	273,213	359,802	260,210

Fully diluted shares	28,702,888	20,398,796	28,622,155	20,303,556

Fully diluted EPS	$0.31	$0.29	$0.89	$0.75

(c) Allowance for credit losses

The allowance for credit losses is based upon estimates of losses inherent in the portfolio. The amount of losses actually incurred can vary significantly from these estimates. Assessing the adequacy of the allowance on a quarterly basis allows management to adjust these estimates based upon the most recent information available.

Activity in the allowance for credit losses was as follows for the nine-month periods ending September 30:

	Nine months ended
Dollars in thousands	September 30, 2003	September 30, 2002
Beginning Balance	$24,731	$13,221
Provision for Loan Losses	3,475	2,504
Charge-offs	(4,486)	(1,033)
Recoveries	1,592	346
Net charge-offs	(2,894)	(687)
Ending Balance	$25,312	$15,038

(d) Mortgage servicing rights

Mortgages serviced for others are not included in the accompanying balance sheets. Loans serviced for others totaled $1.2 billion and $985 million at September 30, 2003 and December 31, 2002, respectively. Mortgage servicing rights ("MSRs") retained are initially measured by allocating the carrying value of the loans between the assets sold and the interest retained, based on the relative fair values at the date of the sale. MSRs are subsequently measured for impairment by comparing the amortized basis to the fair value. The key assumptions used to estimate the fair value of the MSRs recorded at September 30, 2003 included a weighted average constant prepayment rate ("CPR") of 16.8% and a discount rate of 9.3%.

2.      SEGMENT INFORMATION

For purposes of measuring and reporting the financial results, the Company is divided into three business segments; Community Banking, Mortgage Banking and Retail Brokerage Services. The Community Banking segment consists of operations conducted by the Company's subsidiary Umpqua Bank, excluding mortgage banking operations. The Bank provides a full array of credit and deposit products to meet the banking needs of its market area and targeted customers. The Mortgage Banking segment originates, sells and services residential mortgage loans. The Retail Brokerage Services segment consists of the operations of the Company's subsidiary Strand, Atkinson, Williams & York, Inc. The following table presents summary income statements and reconciliation to the Company's consolidated totals for the three and nine months ended September 30, 2003 and 2002.

	Three months ended September 30, 2003
	Community	Retail Brokerage	Mortgage	Administration
Dollars in thousands	Banking	Services	Banking	and eliminations	Consolidated
Interest Income	$33,479	$24	$2,416	$7	$35,926
Interest Expense	4,925	-	978	935	6,838
Net Interest Income	28,554	24	1,438	(928)	29,088
Provision for Credit Losses	1,026	-	24	-	1,050
Noninterest Income	3,655	2,682	3,215	(35)	9,517
Noninterest Expense	17,842	2,426	2,912	125	23,305
Merger related expenses	366	28	-	-	394
Income (Loss) before Income Taxes	12,975	252	1,717	(1,088)	13,856
Income Tax Expense (Benefit)	4,553	93	602	(407)	4,841
Net Income (Loss)	$8,422	$159	$1,115	$(681)	$9,015

	Three months ended September 30, 2002
	Community	Retail Brokerage	Mortgage	Administration
Dollars in thousands	Banking	Services	Banking	and eliminations	Consolidated
Interest Income	$22,706	$27	$1,318	$1	$24,052
Interest Expense	5,039	30	684	(14)	5,739
Net Interest Income	17,667	(3)	634	15	18,313
Provision for Credit Losses	784	-	116	-	900
Noninterest Income	3,222	2,337	1,198	(52)	6,705
Noninterest Expense	11,307	2,261	1,402	151	15,121
Merger related expenses	-	-	-	-	-
Income (Loss) before Income Taxes	8,798	73	314	(188)	8,997
Income Tax Expense (Benefit)	2,999	18	43	(73)	2,987
Net Income (Loss)	$5,799	$55	$271	$(115)	$6,010
	Nine months ended September 30, 2003
	Community	Retail Brokerage	Mortgage	Administration
Dollars in thousands	Banking	Services	Banking	and eliminations	Consolidated
Interest Income	$98,281	$54	$7,168	$21	$105,524
Interest Expense	16,218	-	3,051	2,787	22,056
Net Interest Income	82,063	54	4,117	(2,766)	83,468
Provision for Credit Losses	3,297	-	178	-	3,475
Noninterest Income	13,891	7,080	10,453	(85)	31,339
Noninterest Expense	53,635	6,825	8,972	325	69,757
Merger related expenses	1,966	116	-	-	2,082
Income (Loss) before Income Taxes	37,056	193	5,420	(3,176)	39,493
Income Tax Expense (Benefit)	13,215	64	1,934	(1,248)	13,965
Net Income (Loss)	$23,841	$129	$3,486	$(1,928)	$25,528
	Nine months ended September 30, 2002
	Community	Retail Brokerage	Mortgage	Administration
Dollars in thousands	Banking	Services	Banking	and eliminations	Consolidated
Interest Income	$65,933	$60	$4,273	$-	$70,266
Interest Expense	14,685	88	2,151	(63)	16,861
Net Interest Income	51,248	(28)	2,122	63	53,405
Provision for Credit Losses	2,388	-	116	-	2,504
Noninterest Income	7,119	6,907	5,306	(146)	19,186
Noninterest Expense	33,853	6,414	4,143	517	44,927
Merger related expenses	1,408	101	-	12	1,521
Income (Loss) before Income Taxes	20,718	364	3,169	(612)	23,639
Income Tax Expense (Benefit)	7,378	118	1,129	(239)	8,386
Net Income (Loss)	$13,340	$246	$2,040	$(373)	$15,253

Total assets by segment have not changed materially since December 31, 2002.

3.       STOCK-BASED COMPENSATION

At September 30, 2003, the Company had stock option plans that were accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plans had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended September 30,		Nine months ended September 30,
Dollare in thousands, except per	2003	2002	2003	2002
share data
Net income, as reported	$9,015	$6,010	$25,528	$15,253
Deduct: Total employee stock option
expense determined under fair value
based method for all awards, net of
related tax effect	(188)	(152)	(446)	(453)
Net income, pro forma	$8,827	$5,858	$25,082	$14,800

Basic earnings per share	0.32	0.30	0.90	0.76
Basic earnings per share, pro forma	0.31	0.29	0.89	0.74
Diluted earnings per share	0.31	0.29	0.89	0.75
Diluted earnings per share, pro forma	0.31	0.29	0.88	0.73

4.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 provides guidance on how to identify the primary beneficiary of a variable interest entity and determine when the variable interest entity should be consolidated by the primary beneficiary. The recognition and measurement provisions of this Interpretation were adopted for the Company's Trust Preferred subsidiaries for the quarter ending September 30, 2003.  As permitted by the Interpretation, the Company is continuing to evaluate the impact of this interpretation on its other variable interest entities. The final effective date of the interpretation is for reporting periods ending after December 31, 2003.

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

The following discussion contains a review of Umpqua Holdings Corporation's (the Company) financial condition at September 30, 2003 and the operating results for the three and nine months then ended. When warranted, comparisons are made to the same periods in 2002 and to December 31, 2002. This discussion should be read in conjunction with the financial statements (unaudited) contained elsewhere in this report. All amounts, except per share data, are expressed in thousands of dollars.

This Report includes forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that expressly or implicitly predict future results, performance or events are forward-looking statements. The words "anticipate," "believe," "expect", "estimate," and "intend" and words or phrases of similar meaning, are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause or contribute to those differences include, but are not limited to, the following: general economic conditions, either nationally or regionally that could result in increased loan losses, interest rate fluctuations, pricing pressure and other competitive factors, potential delays or problems with integrating prior acquisitions, the ability to attract new deposits and loans, changes in legal or regulatory requirements, competition in the retail brokerage industry, general stock market conditions, changes in technology, the factors in Exhibit 99.1 to this report and other factors described in this and other Company reports and statements. Readers are encouraged to review the notes that accompany this report and are cautioned not to place undue reliance on forward-looking statements. The Company does not intend to update these forward-looking statements. All written and oral forward-looking statements attributable to the Company and/or persons acting on its behalf are expressly qualified by this disclosure.

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

The allowance for credit losses is established to absorb known and inherent losses attributable to loans and leases outstanding. The adequacy of the allowance is monitored on an ongoing basis and is based on management's evaluation of numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio's risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and non-performing trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information. Approximately 67 percent of the Company's loan portfolio is secured by real estate and a significant depreciation in value of such real estate would cause management to increase the allowance for credit losses.

Estimates are used in the presentation of the investment securities portfolio and these estimates impact the presentation of the Company's financial condition and results of operations. Many of the securities included in the securities portfolio are purchased at a premium or discount. The premiums or discounts are amortized or accreted over the life of the security. For mortgage-related securities, including Collateralized Mortgage Obligations, ("CMOs"), the amortization or accretion is based on estimated lives of the securities. The lives of the securities can fluctuate based on the amount of prepayments received on the underlying collateral of the securities. The Company uses estimates for the lives of these mortgage-related securities based on information provided by third parties. The Company adjusts the rate of amortization or accretion regularly to reflect changes in the estimated lives of these securities.

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

At September 30, 2003 the Company had approximately $160 million in goodwill and other intangible assets as a result of business combinations. The Company adopted Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. In accordance with the standard, goodwill and other intangibles with indefinite lives are no longer being amortized but instead will be tested for impairment on an annual basis or more frequently if impairment indicators arise. Management performs an impairment analysis for the Company's intangibles with indefinite lives on a quarterly basis and determined that there was no impairment as of September 30, 2003.

Periodically, and in the ordinary course of business, various claims and lawsuits are brought by and against the Company. Known claims and litigation that the Company considers material are described in Part II, Item 1 of this Report. There can be no assurance that all unasserted potential claims are known to us at any point in time.

Management classifies non-capitalizable costs that are a result of the Company's merger activities as merger related expenses. Merger related expenses included severance and employee relocation expenses, costs of closing duplicate facilities, conversion related expenses, contract termination costs and marketing and communication expenses.

Financial Highlights

The Company earned $9.0 million for the quarter ended September 30, 2003, up $3.0 million, or 50% from the comparable period in the prior year. Diluted earnings per share improved to $0.31 for the third quarter of 2003, up from $0.29 for the same period in 2002. Return on average assets and return on average equity were 1.30% and 11.70%, respectively, for the quarter compared with 1.55% and 15.97%, respectively, in 2002.

For the nine-month period ending September 30, 2003, the Company earned $25.5 million compared with $15.3 million for the comparable period in 2002. Diluted earnings per share were $0.89 for the nine months ended September 30, 2003 compared with $0.75 for the same period in 2002.

The Company reported merger-related expenses of $0.4 million for the third quarter of 2003 and completed the operational integration of Centennial Bancorp (Centennial), which was acquired by the Company in November 2002. These charges resulted primarily from store closures. In the third quarter of 2002, the Company did not record any merger related expenses.

For the nine-month period ending September 30, 2003 the Company reported merger-related expenses of $2.1 million compared with $1.5 million for the same period in 2002. The merger-related expenses in 2002 related to the Company's acquisition of Independent Financial Network and Linn-Benton Bank in December 2001.

At September 30, 2003 total loans and leases were $1.935 billion, up $157.2 million since December 31, 2002. Total deposits were $2.263 billion at September 30, 2003, up $159.4 million since year-end 2002.

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

For the quarter ended September 30, 2003 the Company reported net interest income on a taxable equivalent basis of $29.3 million compared with $18.7 million for the same period in 2002 (Tables 1 and 2). The difference between net interest income on a GAAP basis and net interest income on a taxable equivalent basis is due to the taxable equivalent adjustment. The taxable equivalent adjustment is an amount added to non-taxable securities interest income so that it is comparable to income on a taxable investment. The amount of such adjustment was $247,000 and $360,000 for the quarters ended September 30, 2003 and 2002, respectively.

The $10.6 million increase in net interest income is primarily attributable to the growth in average earning assets, offset by a decrease in the margin. Average earning assets increased to $2.413 billion for the third quarter of 2003, a $1.007 billion increase over the third quarter of 2002. This growth was primarily due to the acquisition of Centennial supplemented by internally generated growth. On November 15, 2002, the date of the Centennial acquisition, Centennial had interest earning assets of approximately $740 million.

Loans, the largest component of earning assets, increased $888.0 million on average compared with the prior year period while taxable securities increased $183.1 million over the same period. Overall, the yield on earning assets declined 0.94% for the third quarter of 2003 compared with the same quarter in 2002. The decline in the yield on earning assets was a result of declines in the yield on loans and investment securities compared with the prior year period. The yield on loans declined 0.91% for the third quarter of 2003 compared with the same period in 2002 while the yield on taxable securities declined 2.65% during the same period. The decline in the yield on loans was a result of repayments of higher-yielding fixed rate loans, variable rate loan repricings, and new loan originations occurring at lower rates. The decline in the yield on investment securities was due to prepayments and calls of investment securities and new investments made at lower rates. Payments on mortgage-backed or collateralized mortgage obligation securities that exceed forecasted payments cause an acceleration of the premium amortization. Payments on these investment securities were higher in the third quarter of 2003 compared with the third quarter of 2002 due to the lower mortgage interest rates. Accelerated premium amortization for the third quarter of 2003 totaled $382,000. Average noninterest earning assets increased $213.7 million in the third quarter of 2003 compared with the same quarter of 2002 due to intangibles and other assets associated with the Centennial acquisition.

Average interest bearing liabilities were $1.844 billion in the third quarter of 2003 compared with $1.074 billion in the third quarter of 2002. The increase was due to the Centennial acquisition and the issuance of $75 million of Trust Preferred securities during the third and fourth quarters of 2002. The average cost of interest bearing liabilities declined to 1.47% during the third quarter of 2003 compared with 2.12% for the same period in the prior year. The decline was due to reductions in the rates paid on deposits and maturities of time deposits that were replaced at lower rates. Additionally, average noninterest bearing sources of funds increased from $465.2 million to $915.7 million. As a result of the preceding changes, the spread decreased 0.29% and the margin declined 0.45% for the third quarter of 2003 compared with the third quarter of 2002.

Table 1	QUARTER ENDED SEPTEMBER 30, 2003			QUARTER ENDED SEPTEMBER 30, 2002
Dollars in thousands	AVERAGE	INTEREST INCOME	AVERAGE YIELDS	AVERAGE	INTEREST INCOME	AVERAGE YIELDS
	BALANCE	OR EXPENSE	OR RATES	BALANCE	OR EXPENSE	OR RATES

INTEREST-EARNING ASSETS:
Loans and loans held for sale (2)	$ 1,973,693	$ 32,615	6.56%	$ 1,085,667	$ 20,435	7.47%
Taxable securities	364,620	2,726	2.99%	181,482	2,557	5.64%
Non-taxable securities(1)	43,331	713	6.58%	58,544	1,064	7.27%
Trading account assets	2,101	37	6.99%	1,500	38	10.05%
Temporary investments	28,883	82	1.13%	78,864	318	1.60%
Total interest earning assets	2,412,628	36,173	5.95%	1,406,057	24,412	6.89%
Allowance for credit losses	(25,550)			(14,915)
Other assets	372,512			148,193
Total assets	$ 2,759,590			$ 1,539,335

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and
savings accounts	$ 1,075,212	$ 2,079	0.77%	$ 555,476	$ 1,381	0.99%
Time deposits	583,358	3,375	2.30%	467,031	4,013	3.41%
Repurchase agreements	38,004	99	1.03%	26,168	101	1.53%
Overnight borrowings	21,282	55	1.03%	-	-
Notes payable for trust preferred securities	77,321	936	4.80%	-	-
Term borrowings	48,712	294	2.39%	25,411	244	3.81%
Total interest-bearing liabilities	1,843,889	6,838	1.47%	1,074,086	5,739	2.12%
Non-interest-bearing deposits	583,422			302,983
Other liabilities	26,528			12,916
Total liabilities	2,453,839			1,389,985
Shareholders' equity	305,751			149,350
Total liabilities and
shareholders' equity	$ 2,759,590			$ 1,539,335

NET INTEREST INCOME (1)		$ 29,335			$ 18,673
NET INTEREST SPREAD			4.48%			4.77%

AVERAGE YIELD ON EARNING ASSETS (1),(2)			5.95%			6.89%
INTEREST EXPENSE TO EARNING ASSETS			1.12%			1.62%
NET INTEREST INCOME TO EARNING ASSETS (1),(2)			4.82%			5.27%

(1) Tax exempt income has been adjusted to a tax equivalent basis at a 35% effective rate.
The amount of such adjustment was an addition to recorded income of $247 and $360 for 2003 and 2002, respectively.
(2) Non-accrual loans are included in average balance.

	QUARTER ENDED SEPTEMBER 30
	2003 COMPARED TO 2002
	INCREASE (DECREASE)
	DUE TO CHANGE IN
Table 2	VOLUME	RATE	NET CHANGE
Dollars in thousands

INTEREST-EARNING ASSETS:
Loans and loans held for sale	$ 16,715	$ (4,535)	$ 12,180
Taxable securities	2,580	(2,411)	169
Non-taxable securities(1)	(276)	(75)	(351)
Trading account assets	15	(16)	(1)
Temporary investments	(202)	(34)	(236)
Total (1)	18,832	(7,071)	11,761

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and
savings accounts	1,292	(594)	698
Time deposits	1,000	(1,638)	(638)
Repurchase agreements	46	(48)	(2)
Overnight borrowings	55	-	55
Notes payable for trust preferred securities	936	-	936
Term borrowings	224	(174)	50
Total	3,553	(2,454)	1,099

Net increase in net interest income	$ 15,279	$ (4,617)	$ 10,662

(1) Tax-exempt interest income has been adjusted to a tax equivalent basis at a 35% effective tax rate.

Net interest income on a taxable-equivalent basis was $84.5 million for the first nine months of 2003 compared with $54.5 million for the same period in 2002 (Tables 3 and 4). The difference between net interest income on a GAAP basis and net interest income on a taxable equivalent basis is due to the taxable equivalent adjustment. The taxable equivalent adjustment is an amount added to non-taxable securities interest income so that it is comparable to income on a tax investment. The increase was primarily due to an increase in the volume of earning assets, offset by a decrease in the margin. Average earning assets for the first nine months of 2003 were $2.312 billion compared with $1.321 billion for the same period in 2002, a $991 million increase. The primary reason for the increase was the earning assets acquired in the Centennial acquisition in late 2002 that added approximately $740 million in interest earning assets. The remaining increase was due to growth in the loan and investment portfolios.

Loans, the largest component of earning assets, averaged $1.891 billion for the first nine months of 2003 compared with $1.059 billion for the same period in 2002. This growth was due to the Centennial acquisition and new loans booked during 2003. Centennial had approximately $643 million in loans on November 15, 2002, the date of the acquisition. Investments for the first nine months of 2003 averaged $372.0 million compared with $214.3 million for the comparable period in 2002. The yield on average earning assets declined for the first nine months of 2003 to 6.16% from 7.22% during the comparable period in 2002. The decline was primarily a result of the decline in the yield on loans and investments. The decline in the yield on loans was a result of repayments of higher-yielding fixed rate loans, variable rate loan repricings, renegotiation of fixed rate loans and new loan originations occurring at lower rates compared with the prior year. The decline in the yield on investment securities was due to prepayments and calls of investment securities and new investments made at lower rates.  Payments on mortgage-backed or collateralized mortgage obligation securities that exceed forecasted payments cause an acceleration of the premium amortization. Payments on these investment securities were higher in the first nine months of 2003 compared with the same period in 2002 due to the lower mortgage interest rates.  Accelerated premium amortization for the nine months ending September 30, 2003 was $963,000.  Average noninterest earning assets increased to $347.2 for the first nine months of 2003 compared with $139.8 million due to intangibles and other assets associated with the Centennial acquisition.

Average interest bearing liabilities were $1.793 billion for the first nine months of 2003 compared with $1.021 billion for the same period in 2002. The increase was primarily due to interest bearing liabilities acquired in the Centennial acquisition and the issuance of $75 million of Trust Preferred securities during the third and fourth quarters of 2002. The cost of interest bearing liabilities declined during the first nine months of 2003 to 1.64% compared with 2.21% in 2002. The decline was due to the replacement of higher rate maturing time deposits at lower rates during 2003 as well as a decrease in the rates paid on interest bearing checking and savings accounts. Noninterest bearing funds averaged $866.2 million for the first nine months of 2003 compared with $440.3 million in 2002. Of this increase, $251.2 million was in noninterest bearing checking accounts. As a result of the preceding changes, the spread decreased 0.49% and the margin declined 0.62% for the nine months ended September 30, 2003 compared with the same period in 2002.

Table 3	NINE MONTHS ENDED SEPTEMBER 30, 2003			NINE MONTHS ENDED SEPTEMBER 30, 2002
Dollars in thousands	AVERAGE BALANCE	INTEREST INCOME OR EXPENSE	AVERAGE YIELDS OR RATES	AVERAGE BALANCE	INTEREST INCOME OR EXPENSE	AVERAGE YIELDS OR RATES

INTEREST-EARNING ASSETS:
Loans and loans held for sale (2)	$ 1,891,490	$ 94,960	6.71%	$ 1,059,146	$ 60,626	7.65%
Taxable securities	310,153	8,088	3.48%	153,449	6,828	5.93%
Non-taxable securities(1)	60,560	2,971	6.54%	59,160	3,217	7.25%
Trading account assets	1,333	81	8.10%	1,666	81	6.50%
Temporary investments	48,160	420	1.17%	47,719	588	1.65%
Total interest earning assets	2,311,696	106,520	6.16%	1,321,140	71,340	7.22%
Allowance for credit losses	(25,550)			(14,497)
Other assets	372,797			154,320
Total assets	$ 2,658,943			$ 1,460,963

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and
savings accounts	$ 1,036,099	$ 6,919	0.89%	$ 531,622	$ 4,105	1.03%
Time deposits	608,628	11,283	2.48%	434,929	11,671	3.59%
Repurchase agreements	32,778	313	1.28%	25,487	272	1.43%
Overnight borrowings	7,575	58	1.02%	-	-
Notes payable for trust preferred securities	75,782	2,787	4.92%	-	-
Term borrowings	31,877	696	2.92%	28,634	813	3.80%
Total interest-bearing liabilities	1,792,739	22,056	1.64%	1,020,672	16,861	2.21%
Non-interest-bearing deposits	529,970			278,756
Other liabilities	36,243			17,885
Total liabilities	2,358,952			1,317,313
Shareholders' equity	299,991			143,650
Total liabilities and
shareholders' equity	$ 2,658,943			$ 1,460,963

NET INTEREST INCOME (1)		$ 84,464			$ 54,479
NET INTEREST SPREAD			4.52%			5.01%

AVERAGE YIELD ON EARNING ASSETS (1),(2)			6.16%			7.22%
INTEREST EXPENSE TO EARNING ASSETS			1.28%			1.71%
NET INTEREST INCOME TO EARNING ASSETS (1),(2)			4.89%			5.51%

(1) Tax exempt income has been adjusted to a tax equivalent basis at a 35% effective rate.
The amount of such adjustment was an addition to recorded income of $996 and $1,074 for 2003 and 2002, respectively.
(2) Non-accrual loans are included in average balance.

	YEAR ENDED SEPTEMBER 30
Table 4	2003 COMPARED TO 2002
	INCREASE (DECREASE)
	DUE TO CHANGE IN
	VOLUME	RATE	NET CHANGE
Dollars in thousands
INTEREST-EARNING ASSETS:
Loans and loans held for sale	$ 47,644	$ (13,310)	$ 34,334
Taxable securities	6,973	(5,713)	1,260
Non-taxable securities(1)	76	(322)	(246)
Trading account assets	(16)	16	-
Temporary investments	5	(173)	(168)
Total (1)	54,682	(19,502)	35,180

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and
savings accounts	3,895	(1,081)	2,814
Time deposits	4,661	(5,049)	(388)
Repurchase agreements	78	(37)	41
Overnight borrowings	58	-	58
Notes payable for trust preferred securities	2,787	-	2,787
Term borrowings	92	(209)	(117)
Total	11,571	(6,376)	5,195

Net increase in net interest income	$ 43,111	$ (13,126)	$ 29,985

(1) Tax-exempt interest income has been adjusted to a tax equivalent basis at a 35% effective tax rate.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is management's estimate of the amount necessary to maintain an allowance for credit losses that is considered adequate based on the risk of losses in the loan and lease portfolio (see additional discussion under Allowance for Credit Losses). The provision for credit losses for the quarter and nine months ended September 30, 2003 was $1,050 and $3,475, respectively compared with $900 and $2,504, respectively for the comparable periods in 2002. Net charge-offs were $1,054 for the third quarter of 2003 and $2,894 for the nine-month period ending September 30, 2003. For the same periods in 2002, net charge-offs were $560 and $687, respectively. Nonperforming loans at September 30, 2003 were $13.4 million, down from $18.4 million at December 31, 2002. Changes in the balance of nonperforming loans were as follows:

Dollars in thousands
Balance December 31, 2002	$18,395
New nonaccruals	12,244
Less:
Charge-offs	(2,043)
Payments	(8,514)
Returned to accrual	(1,003)
Transferred to OREO	(2,977)
Decrease in loans past due 90
days and accruing interest	(2,710)
Balance September 30, 2003	$13,392

The allowance for credit losses totaled $25,312, or 1.31% of total loans at September 30, 2003 compared with $24,731, or 1.39% of total loans at December 31, 2002.

NONINTEREST INCOME

Noninterest income for the quarter ended September 30, 2003 was $9.5 million, a $2.8 million increase over the same period in 2002. Service charges, a major component of noninterest income, increased $1.12 million over the prior year due to the Centennial acquisition and growth in the number of deposit accounts. Mortgage banking revenue increased $1.97 million due primarily to a $1.6 million reversal of impairment charges previously recorded. (See additional discussion under Mortgage Servicing Rights). The Company originated $218 million in residential mortgages during the third quarter of 2003 compared with $166 million in the third quarter of 2002. Brokerage fees, the third largest component of noninterest income, was $2.6 million compared with $2.3 million in the same period in 2002. Gain on the sale of securities was $0.4 million in the third quarter of 2002 due to the sale of the Company's corporate bond portfolio and $0.0 for the same period in 2003. Other income was $0.5 million for the current quarter compared with $0.7 million in 2002. Other income consists of gains/losses on sales of assets, miscellaneous service fees, merchant bankcard processing and other miscellaneous income.

Noninterest income for the first nine months of 2003 was $31.3 million compared with $19.2 million for the same period in 2002. Mortgage banking revenue increased $5.2 million compared with the prior year period to $10.2 million due to increased mortgage banking activity. For the first nine months of 2003, the Company originated $734 million in mortgage loans compared with $429 million for the same period in 2002. Service charges increased $3.3 million to $9.4 million in 2003 due to the Centennial acquisition and growth in the number of accounts. Brokerage commissions and fees increased $0.1 million compared with the prior year period. Gain on the sale of securities was $2.1 million for the first nine months of 2003 compared with a loss of $0.5 million for the comparable period in 2002. In 2003, the Company sold $29.6 million of available for sale securities. In 2002, the Company recorded a $900,000 impairment charge related to a corporate bond investment, offset by a $396,000 gain on the liquidation of the Company's corporate bond portfolio. Other noninterest income was $2.6 million for the nine months of 2003 compared with $1.7 million for the comparable period in 2002. The increase was partially due to the $400,000 gain recorded on the sale of the Company's credit card portfolio in the second quarter of 2003.

NONINTEREST EXPENSE

Noninterest expense for the third quarter of 2003 was $23.7 million compared with $15.1 million for the same period in 2002. Salaries and employee benefits increased to $13.3 million in 2003 compared with $9.0 million in 2002 due to increased mortgage banking activity and the acquisition of Centennial. Premises and equipment expense increased to $3.5 million for the quarter compared with $2.3 million in 2002 due to expenses associated with the stores acquired in the Centennial acquisition, new stores opened, and expanded backroom infrastructure equipment and facilities. Other noninterest expense increased to $6.3 million compared with $3.8 million in 2002 due primarily to the acquisition of Centennial. Merger expenses totaled $0.4 million in the third quarter of 2003 compared with $0 in the third quarter of 2002. Merger expenses consisted of the following for the third quarter of 2003:

	Three months ended	Nine months ended
Dollars in thousands	September 30, 2003	September 30, 2003
Marketing	$-	$169
Store closures	262	657
Personnel	53	526
Professional fees	56	92
Conversion	-	271
Other	23	367
Total	$394	$2,082

Accrued merger expenses at September 30, 2003 were $1.6 million and consisted primarily of accrued store closure costs and contract termination costs.

Noninterest expense for the first nine months of 2003 totaled $71.8 million compared with $46.4 million for the same period in 2002. Salaries and employee benefits increased $13.3 million over the first nine months of 2002 to $39.5 million for the period then ended due to increased mortgage banking activity and staffing increases due to the Centennial acquisition. Premises and equipment expense for the first nine months of 2003 was $11.1 million compared with $6.7 million for the same period in 2002. The increase was due to expenses associated with the stores acquired in the Centennial acquisition, new stores opened and expanded backroom infrastructure equipment and facilities. Other expense increased to $19.2 million for the first nine months of 2003 from $12.0 million for the first nine months of 2002 due primarily to the acquisition of Centennial. Merger expenses were $2.1 million for the first nine months of 2003 compared with $1.5 million for the same period in 2002. Merger expenses in 2002 were associated with the acquisition of Independent Financial Network and Linn-Benton Bank in December 2001.

INCOME TAXES

The effective tax rate for the Company was 34.9% during the third quarter of 2003 compared with 33.2% during the third quarter of 2002. For the first nine months of 2003, the effective tax rate was 35.4% compared with 35.5% for the same period in 2002.

Financial Condition

Significant changes in the Company's financial position from December 31, 2002 to September 30, 2003 are as follows:

INVESTMENT SECURITIES AVAILABLE FOR SALE

Investment securities available for sale have increased $74 million since year-end 2002 due primarily to the purchase of $275.0 million of investment securities, primarily CMOs, offset by principal payments and maturities of $165.9 million and the sale of $29.6 million of municipal securities. The Company recorded a $2.1 million gain on the sale of the municipal securities.

LOANS AND LEASES

Loans and leases have increased $157.2 million since year-end. Details of the loan and lease portfolio at September 30, 2003 and December 31, 2002:

Dollars in thousands	September 30, 2003	December 31, 2002
Commercial real estate	$971,775	$817,691
Residential real estate	84,317	79,708
Construction	247,629	270,116
Total real estate	1,303,721	1,167,515
Commercial	585,406	551,852
Leases	8,612	9,594
Consumer	37,131	48,647
Other	612	707
Total loans and leases	$1,935,482	$1,778,315

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

Activity in the allowance for credit losses was as follows for the nine-month periods ended September 30:

	Nine months ended
Dollars in thousands	September 30, 2003	September 30, 2002
Beginning Balance	$24,731	$13,221
Provision for Loan Losses	3,475	2,504
Charge-offs	(4,486)	(1,033)
Recoveries	1,592	346
Net charge-offs	(2,894)	(687)
Ending Balance	$25,312	$15,038

MORTGAGE SERVICING RIGHTS

The value of mortgage servicing rights, net of impairment allowance, was $10.7 million at September 30, 2003, compared with $9.3 million at December 31, 2002. Activity in the account was as follows for the first nine months of 2003 and 2002:

	Nine months ended
Dollars in thousands	September 30, 2003	September 30, 2002
Balance December 31, 2002	$ 9,316	$ 4,876
New Servicing Release Premiums	5,622	4,324
Amortization and payoffs	(4,296)	(1,407)
Change in Impairment Allowance	90	(750)
	$ 10,732	$ 7,043

The balance of the impairment allowance was $2.1 million and $750,000 at September 30, 2003 and 2002, respectively.

DEPOSITS

Details of deposits at September 30, 2003 and December 31, 2002 were as follows:

Dollars in thousands	September 30, 2003	December 31, 2002
Noninterest bearing demand	$599,939	$494,810
Interest bearing demand and
Money market accounts	937,606	814,494
Savings	147,849	162,043
Time deposits	577,817	632,443
Total Deposits	$2,263,211	$2,103,790

Term Debt

Term debt increased $47.8 million from year-end 2002 to $72.1 million at September 30, 2003. The increase was the result of a $50.0 million, one year term, borrowing to fund security purchases and meet liquidity requirements.

Liquidity

Liquidity enables the Company to meet the borrowing needs of its customers and withdrawals of its depositors. The Company meets its liquidity needs through the maintenance of cash resources, lines of credit with other financial institutions, maturities and sales of investment securities available for sale, and a stable base of core deposits. Having a stable and diversified deposit base is a significant factor in the Company's long-term liquidity structure. At September 30, 2003 the Company had overnight investments of $32.9 million and available lines of credit of approximately $316 million with various financial institutions.

Capital Resources

Total shareholders' equity increased $23.8 million from year-end 2002 to $312.0 million at September 30, 2003. The increase was the result of earnings of $25.5 million, a $3.1 million decrease in accumulated other comprehensive income and $5.1 million from the exercise of stock options, offset by dividends paid of $3.4 million and stock repurchased of $0.4 million. At September 30, 2003 the Company's Tier 1 and total risk-based capital ratios were approximately 9.79% and 10.89% respectively. The Federal Reserve Board's minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8% respectively.

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

Item 4. Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings. The Company's disclosure controls and procedures were last evaluated by management on October 22, 2003.

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

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4.Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

On September 30, 2003, Brian B. Obie resigned from the board of directors.

Item 6. Exhibits and Reports on Form 8-K
(a)    The exhibits filed as part of this Report and exhibits incorporated herein by reference to other documents are listed in the Exhibit Index to this          Report.

(b)    Reports on Form 8-K:

The Company filed the following reports on Form 8-K during the period covered by this Report:

  Report filed July 24, 2003. The information attached as Exhibit 99 was not filed, but was furnished under Item 9, Regulation FD disclosure. The report included a press release announcing the company's operating results for the second quarter of 2003.
  Report filed September 18, 2003. The information attached as Exhibit 99 was not filed, but was furnished under Item 9, Regulation FD disclosure. The report included a press release announcing a cash dividend to shareholders for the third quarter of 2003 and scheduled the company's quarterly investor conference call.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UMPQUA HOLDINGS CORPORATION

(Registrant)

Dated November 12, 2003	/s/ Raymond P. Davis
Raymond P. Davis President and Chief Executive Officer

Dated November 12, 2003	/s/ Daniel A. Sullivan
Daniel A. Sullivan Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit

3.1	(a) Articles of Incorporation, as amended
3.2	(b) Bylaws
4.0	(b) Specimen Stock Certificate
10.1	(c) Employment Agreement dated effective July 1, 2003 for Raymond P. Davis
10.2	(c) Supplemental Executive Retirement Plan dated effective July 1, 2003 for Raymond P. Davis
10.3	Form of Restricted Stock Agreement with Brad Copeland, David Edson, Daniel Sullivan, Barbara Baker and Steven Philpott
10.4	Form of Nonqualified Stock Option Agreement with Brad Copeland, David Edson and Daniel Sullivan
10.5	Form of Terms of Employment and Severance Agreement with executive officers other than Ray Davis and Steven Philpott
10.6	Restated Severance Agreement effective August 1, 2003 with Steven L. Philpott
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Risk Factors

(a) Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed September 9, 2002.
(b) Incorporated by reference to the Registration Statement on Form S-8 (No. 333-77259) filed with the SEC on April 28, 1999.
(c) Incorporated to reference to Exhibit 10.4 and 10.5 to Form 10-Q filed August 14, 2003

Exhibit 10.3

UMPQUA HOLDINGS CORPORATION

RESTRICTED STOCK AGREEMENT

This Restricted Stock Agreement is made and entered into pursuant to the terms of the 2003 Stock Incentive Plan (the "Plan") adopted by the Board of Directors and Shareholders of Umpqua Holdings Corporation, an Oregon corporation (the "Company"). Unless otherwise defined herein, capitalized terms defined in this Restricted Stock Agreement shall have the meanings as defined in the Plan.

The "Grantee"

Number of Shares of the Company's
Common Stock Awarded	(the "Grant Shares")

"Date of Award"	September 30, 2003

Price Paid by Grantee per Share	$ 0

Fair Market Value per Share of Date of Award	$19.01

Repurchase Price per Share	$0.001

"Vesting Schedule"	Per the attached Schedule A

1. AWARD OF RESTRICTED STOCK GRANT

The Company hereby awards to the Grantee and the Grantee accepts the award of a Restricted Stock Grant of the number of shares of Common Stock of the Company specified above as the Grant Shares. This Restricted Stock Grant is being made as part of the Grantee's compensation package without the payment of any consideration other than the Grantee's services to the Company and payment of the Price Paid by the Grantee per Share specified above, if any. The Award is being made pursuant to the Plan and is subject to and conditioned upon the terms and conditions of the Plan and the terms and conditions set forth in this Agreement. Any inconsistency between this Agreement and the terms and conditions of the Plan will be resolved in accordance with the Plan.

2. REPRESENTATIONS OF THE GRANTEE

2.1 No Representations by or on Behalf of the Company. The Grantee is not relying on any representation, warranty or statement made by the Company or any agent, employee or officer, director, shareholder or other controlling person of the Company regarding the Grant Shares or this Restricted Stock Grant.

2.2. Tax Election. The Company has advised the Grantee to seek and the Grantee has obtained his or her own tax and financial advice with regard to the federal and state tax considerations resulting from the Grantee's receipt of the Grant Shares pursuant to the Award. Based upon that advice (and not upon any advice or statements of anyone acting on behalf of the Company), the Grantee is making his or her own determination as to the advisability of making a Section 83(b) election with respect to the Grant Shares covered by the Award and this Restricted Stock Agreement. The Grantee understands that the Company will report to appropriate taxing authorities the payment to the Grantee of compensation income either (i) upon the vesting of Shares or (ii) if the Grantee makes a timely Section 83(b) election, as of the Date of the Award. The Grantee understands that he or she is solely responsible for the payment of all federal and state taxes resulting from this Restricted Stock Grant. With respect to Tax Withholding Amounts, the Company has all of the rights specified in Section 5 of this Restricted Stock Agreement and has no obligations to the Grantee except as expressly stated in Section 5 of this Restricted Stock Agreement.

2.3 Agreement to Enter into Lock-Up Agreement with an Underwriter. The Grantee, by accepting the Award represented by this Restricted Stock Agreement, understands and agrees that whenever the Company undertakes a firmly underwritten public offering of its securities, the Grantee will, if requested to do so by the managing underwriter in such offering, enter into an agreement not to sell or dispose of any securities of the Company owned or controlled by the Grantee provided that such restriction will not extend beyond 12 months from the effective date of the registration statement filed in connection with such offering.

3. GENERAL RESTRICTIONS OF TRANSFERS OF UNVESTED SHARES

3.1 No Transfers of Unvested Shares. The Grantee agrees for himself or herself, his or her executors, administrators and other successors in interest that none of the Unvested Shares, nor any interest therein, may be voluntarily or involuntarily sold, transferred, assigned, donated, pledged, hypothecated or otherwise disposed of, gratuitously or for consideration prior to their vesting in accordance with the Vesting Schedule set forth in Schedule A.

3.2 Stock Distributions. If the Company makes any distribution of stock with respect to the Grant Shares by way of a stock dividend or stock split, or pursuant to any recapitalization, reorganization, consolidation, merger or otherwise, and the Grantee receives any additional shares of stock in the Company (or other shares of stock in another corporation) as a result thereof, such additional (or other) shares shall be deemed Grant Shares hereunder and shall be subject to the same restrictions and obligations imposed by this Agreement.

3.3 Invalid Transfers. Any disposition of the Grant Shares other than in strict compliance with the provisions of this Agreement shall be void. The Company shall not be required (i) to transfer on its books any Grant Shares which have been sold or transferred in violation of the provisions of this Section 2 or (ii) to treat as the owner of the Grant Shares, or otherwise to accord voting, dividend or any other rights to, any person or entity to whom Grantee transferred or attempted to transfer the Grant Shares in contravention of this Agreement.

3.4 Status of Repurchased Grant Shares. Any of the Grant Shares repurchased by the Company pursuant to this Agreement shall return to the status of authorized, but unissued, shares of the Company.

4. RIGHT TO REPURCHASE UNVESTED GRANT SHARES

4.1 Repurchase Right. For a period of ninety days (90) after the occurrence of any of the foregoing events (each a "Repurchase Event"), the Company shall have the right, at its option, to repurchase the Grant Shares from the Grantee to the extent that they were Unvested on the date of the Repurchase Event:

(i) upon the death of the Grantee; and

(ii) upon the Grantee becoming Disabled, as such term is defined in the Plan; and

(iii) upon the Grantee ceasing, for any reason, to be an Employee, as such term is defined in the Plan, except that a leave of absence in accordance with the Company's sick leave, family leave or military leave policies or that is otherwise approved by the Committee that administers the Plan shall not constitute cessation of Employment provided unless the Grantee fails to return to employment with the Company at the end of such leave in accordance with such policies or approval; and

Notwithstanding the foregoing, if the Company was not aware of the occurrence of the Repurchase Event, the ninety-day period shall not begin to run until such time as the Company actually becomes aware of such occurrence. If the Company fails to exercise its repurchase right upon the occurrence of one Repurchase Event, this shall not bar or waive the Company's right to exercise its repurchase right in connection with any subsequent Repurchase Event.

4.2 Purchase Price and Payment. The Repurchase Price of the Grant Shares under this Section 4 is as specified on the first page of this Restricted Stock Agreement and shall be paid by the Company at the closing by check.

4.3 Closing of the Repurchase. Any shares repurchased pursuant to this Section 4 shall be transferred at a closing to be held at the principal office of the Company no later than ten (10) days after the expiration of the ninety (90) day period specified in Section 4.1.

4.4 Safekeeping of Stock Certificate Until the Expiration of the Repurchase Right. Until Grant Shares are vested in accordance with the vesting schedule set forth in Schedule A, the stock certificate representing the Grant Shares may be retained by the Company or its transfer agent. Upon the closing of any repurchase pursuant to this Section 4, Grantee does hereby authorized and does hereby irrevocably appoint the Secretary of the Company (with full power of substitution) his attorney-in-fact to transfer the Grant Shares on the books of the Company and to cancel or reissue a new certificate representing the Grant Shares in accordance with this Section 4. Upon the written request of the Grantee, the Company will deliver or cause to be delivered to the Grantee a stock certificate representing the Grant Shares that have vested in accordance with the vesting schedule set forth in Schedule A to the extent that stock certificates for such vested shares have not previously been delivered to the Grantee. The power of attorney contained in this Section 4.4 shall become null and void as to Grant Shares that have vested in accordance with the vesting schedule set forth in Schedule A.

4.5 Assignment of Rights by the Company. The Company may, in its sole discretion, assign its rights to repurchase Unvested Grant Shares to any one or more persons without notice to, or the prior consent of, the Grantee.

5. PROVISION FOR PAYMENT OF TAX WITHHOLDING AMOUNTS

5.1 Payment of Tax Withholding Amounts. Upon the vesting of the Grant Shares or upon the Grantee making a valid election under Section 83(b) of the Internal Revenue Code, the Grantee must pay to the Company or make adequate provision for the payment of all Tax Withholding as such term is defined in the Plan. By accepting the Award represented by this Restricted Stock Agreement, the Grantee shall be deemed to have consented to the Company withholding the amount of any Tax Withholding from any amounts payable by the Company to the Grantee. No shares of Common Stock will be released from the restrictions on their transfer under Section 3 of this Restricted Stock Agreement unless and until payment or adequate provision for payment of the Tax Withholding has been made. If the Company later determines that additional Tax Withholding was or has become required beyond any amount paid or provided for by the Grantee, the Grantee will pay such additional amount to the Company immediately upon demand by the Company. If the Grantee fails to pay the amount demanded, the Company may withhold that amount from other amounts payable by the Company to the Grantee, including salary.

5.2 Alternative Provisions for the Payment of Tax Withholding Amounts. The alternative means by which the Grantee may pay or make provisions for the payment of Tax Withholding Amounts are set forth on Schedule B attached to this Restricted Stock Agreement.

6. MISCELLANEOUS PROVISIONS

6.1 Specific Performance. The parties hereby acknowledge and agree that it is impossible to measure in money the damages which will be suffered by a party hereto by reason of any breach by another party of any term of this Agreement, that the Company and its common stock are unique and that a non-breaching party will suffer irreparable injury if this Agreement is not specifically performed. Accordingly, the parties hereto acknowledge that a non-breaching party shall, in addition to all other remedies available hereunder or at law, be entitled to equitable relief (including without limitation preliminary and permanent injunctive relief) to enforce the terms of this Agreement.

6.2 No Rights to Continued Employment. Nothing contained herein shall confer upon Grantee any right to continue in the employ of the Company, and the Company reserves all rights to discharge Grantee for any reason whatsoever, with or without cause, as an at-will employee, subject to the terms of any other written agreement that may exist between the Company and Grantee.

6.3 Amendment and Modification. This Agreement may be amended, modified and supplemented only by written agreement of all of the parties hereto.

6.4 Assignment. This Agreement and all of the provisions hereof shall be binding upon and inure to the benefit of the parties hereto and their respective successors and permitted assigns, but neither this Agreement nor any of the rights, interests or obligations hereunder shall be assigned by the Grantee without the prior written consent of the Company.

6.5 Governing Law. This Agreement and the rights and obligations of the parties hereunder shall be governed by and construed in accordance with the internal laws of the State of Oregon applicable to the construction and enforcement of contracts wholly executed in Oregon by residents of Oregon and wholly performed in Oregon. Any action or proceeding brought by any party hereto shall be brought only in a state or federal court of competent jurisdiction located in the County of Multnomah in the State of Oregon and all parties hereto hereby submit to the in personam jurisdiction of such court for purposes of any such action or procedure.

6.6 Attorneys' Fees. If any party to this Agreement brings an action against another party to enforce his or its rights under this Agreement, the prevailing party shall be entitled to recover his or its, costs and expenses, including without limitation attorneys fees and costs, incurred in connection with such action, including any appeal of such action. In the event that a party brings such an action against more, than one of the other parties to this Agreement, any attorneys fees awarded against such other parties shall be equitably apportioned among such other parties in light of all of the facts and circumstances surrounding their involvement in such action.

6.7 Headings. The headings of the sections and subsections of this Agreement are inserted for convenience only and shall not constitute a part hereof.

6.8 Entire Agreement. This Agreement and the Plan embody the entire agreement and understanding of the parties hereto in respect of the subject matter contained herein and supersedes all prior written or oral communications or agreements all of which are merged herein. There are no restrictions, promises, warranties, covenants, or undertakings, other than those expressly set forth or referred to herein.

6.9 No Waiver. No waiver of any provision of this Agreement or any rights or obligations of any party hereunder shall be effective, except pursuant to a written instrument signed by the party or parties waiving compliance, and any such waiver shall be effective only in the specific instance and for the specific purpose stated in such writing.

6.10 Severability of Provisions. In the event that any provision hereof is found invalid or unenforceable pursuant to judicial decree or decision, the remainder of this Agreement shall remain valid and enforceable according to its terms.

6.11 Notices. All notices or other communications pursuant to this Agreement shall be in writing and shall be deemed duly given if personally delivered or if mailed by certified mail, return receipt requested, prepaid and addressed to the address of the party as set forth in this Agreement or such other address as such party shall have furnished to the other party in writing.

IN WITNESS WHEREOF, the Grantee and the Company have executed this Agreement on the day and year first indicated above.

The GRANTEE

[name typed or printed]

Social Security Number:

Address:

COMPANY		UMPQUA HOLDINGS CORPORATION

By:
Raymond P. Davis, Chief Executive Officer

RESTRICTED STOCK AGREEMENT

Schedule A - Vesting Schedule

Grant Shares Awarded under the Restricted Stock Agreement to which this Schedule A is attached shall vest in accordance with the following. Grant Shares that have not yet vested in accordance with the vesting schedule set forth herein, are referred to in the Restricted Stock Agreement as "Unvested Shares."

A. Upon the following vesting dates:

Vesting Date	Number of Grant Shares Vesting on that Date
September 30, 2004
September 30, 2005
September 30, 2006
September 30, 2007
September 30, 2008

B. Upon the consummation of a Change in Control Transaction, as such term is defined in the Plan, all of the Grant Shares that remain unvested shall become vested.

Notwithstanding the foregoing:
(i)	no additional Grant Shares will vest after the occurrence of any Repurchase Event
(ii)	no additional Grant Shares will vest while the Grantee is on leave
(iii)	any vesting dates referred to above shall automatically be extended by the duration of any leave of absence that is without pay; and
(iv)

the number of Grant Shares vesting above shall automatically be adjusted as appropriate to reflect any stock dividend, stock-split, combination of shares or other similar event as referred to in Section 10.1 of the Plan.

RESTRICTED STOCK AGREEMENT

Schedule B - Alternative Provisions for Payment of Tax Withholding Amounts

The Grantee may pay or make provision for the payment of Tax Withholding Amounts due under Section 5 of the Restricted Stock Agreement in the following manner:

The Grantee may elect to pay the Tax Withholding (i) in cash (including by check), (ii) by the Company withholding such amount from other amounts payable by the Company to the Grantee, including salary, (iii) by surrender of shares of Common Stock (including vested Grant Shares) valued at their Fair Market Value as such term is defined in the Plan, (iv) by authorizing a duly registered and licensed broker-dealer to sell shares of Common Stock that are vested or vesting under the Restricted Stock Agreement (or, at least a sufficient portion thereof) and instructing such broker-dealer to immediately remit to the Company a sufficient portion of the proceeds from such sale to pay the Tax Withholding (v) by the surrender of other securities of the Company in the manner specified in Section 8.4 of the Plan, or (vi) any combination of the foregoing.

Exhibit 10.4

NONQUALIFIED STOCK OPTION AGREEMENT

This Nonqualified Stock Option Agreement is made and entered into pursuant to the terms of the 2003 Stock Incentive Plan (the "Plan") adopted by the Board of Directors and Shareholders of Umpqua Holdings Corporation (the "Company"). Unless otherwise defined herein, capitalized terms defined in this Nonqualified Stock Option Agreement shall have the meanings as defined in the Plan.

The "Optionee"	[Executive's Name]

Number of Shares of the	[Number of Shares]
Company's Common Stock

"Exercise Price" per Share	$19.01

"Date of Grant"	September 30, 2003

"Expiration Date"	September 30, 2013

1. Terms of the Option.

1.1 Grant of Option. The Company hereby grants to the Optionee the right, privilege, and option (the "Option") to purchase up to the number of shares of Common Stock indicated above (the "Option Shares") at the Exercise Price indicated above, subject to adjustment in accordance with the terms and conditions of the Plan. The Option may only be exercised as to a whole number of shares of Common Stock.

1.2 Status of the Option as a Nonqualified Stock Option. It is intended by the Company that the Option will not qualify as an incentive stock option within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended.

1.3 Limited Transferability of Option. The Option may be transferred by gift to Permitted Transferees. "Permitted Transferees" includes the Optionee's spouse, children or a trust for the exclusive benefit of any combination of the Optionee, the Optionee's spouse and the Optionee's children. A transfer to a Permitted Transfer will not be effective unless and until the Optionee and the transferee of the Option execute and deliver to the Company a Transfer/Assumption of Nonqualified Stock Option Agreement in the form requested by the Company. Notwithstanding any transfer of the Option, the Optionee shall remain liable to the Company for any income tax withholding amounts which the Bank is required to withhold at the time that the transferred Option is exercised. Other than as set forth above, the Option and the rights of the Optionee under this Nonqualified Stock Option Agreement may only be transferred by will or by the laws of descent and distribution upon the death of Optionee.

1.4 Reservation of Shares. The Company agrees that at all times there will be reserved for issuance upon exercise of the Option such number of shares of its Common Stock as is required for such issuance.

2. Time of Exercise of Option.

2.1 When the Option Becomes Exercisable. Except as otherwise set forth in Section 5.2 below, the Option may only be exercised in accordance with the vesting schedule attached hereto (the "Vesting Schedule") and only to the extent not previously exercised. In the event of certain changes in the capital structure of the Company, the number of Option Shares vesting at any time as indicated in the Vesting Schedule may be adjusted as determined appropriate by the Committee.

2.2 Effect of Unpaid Leaves of Absence. Unless the Committee at the time of such leave determines otherwise, if at any time during the term of the Option, the Optionee is on unpaid leave from the Company or any Subsidiary, the Option may not be exercised during such unpaid leave and the dates contained in the Vesting Schedule shall be extended by the length of such unpaid leave.

2.3 Expiration and Termination of Option. The Option will expire upon the close of business on the Expiration Date and may terminate earlier upon certain events as set forth in Section 4 of this Nonqualified Stock Option Agreement. To the extent that the Option has not been exercised prior to the Expiration Date or any earlier termination, all further rights to purchase shares pursuant to the Option will cease and terminate at such time.

3. Option Exercise Procedures.

3.1 Who May Exercise the Option. Only the Optionee (or, in the case of exercise after death of the Optionee, by the executor, administrator, heir, or legatee of the Optionee, as the case may be) or the Permitted Transferee may exercise the Option.

3.2 Notice of Exercise. A "Notice of Exercise" must be signed and delivered to the Company's corporate Secretary or such other person as the Company may designate at the Company's principal business office of the Company. A copy of the Company's current form of Notice of Exercise is attached hereto. The Company, however, reserves the right to revise its form of Notice of Exercise from time-to-time as it determines to be appropriate. If, at the time of the exercise of the Option, the Company does not have an effective registration statement on file with the Securities and Exchange Commission that covers the issuance of shares upon the exercise of the Option, the Notice of Exercise will also contain certain representations from the Optionee as required under applicable state and federal securities laws. A copy of the then-current form of Notice of Exercise may be obtained at any time from the Company. A notice will only be effective if submitted on the form in effect at the time of such exercise.

3.3 Payment of Exercise Price. The Notice of Exercise must indicate the manner of payment of the Exercise Price for the number of shares so purchased. Payment shall be made by cash, by the surrender to the Company for cancellation of shares of Common Stock or other securities of the Company, based on the Fair Market Value of the Common Stock, (provided that the surrendered shares of Common Stock or other securities of the Company shall have been held by the Optionee for not less than six months), such other valid consideration as the Committee may, in its sole discretion, permit or any combination of the foregoing.

3.4 Payment of Tax Withholding. The Optionee shall pay or make adequate provision for payment of Tax Withholding upon exercise of the Option. The notice of exercise shall indicate the method of payment of Tax Withholding, which may be accomplished by payment in cash, the Company withholding other amounts payable by the Company to the Optionee, by the application of shares to be received upon exercise of the Option based on Fair Market Value of the Common Stock, the surrender of shares of Common Stock or other securities of the Company based on the Fair Market Value of the Common Stock (provided that the surrendered shares of Common Stock or other securities of the Company shall have been held by the Optionee for not less than six months) or any combination of the foregoing.

3.5 Delivery of Shares Following Exercise. The Company will make delivery of a certificate representing the Option Shares purchased within a reasonable time after it receives the Notice of Exercise, payment in full of the Exercise Price of the Option Shares being purchased and the payment or adequate provision for payment of Tax Withholding. However, if any law or regulation requires the Company to take any action with respect to the issuance of the Option Shares, including, without limitation, actions that may be required for compliance with federal and state securities laws or the listing requirements of any stock exchange upon which the Company's Common Stock is then listed, then the date of delivery of such certificate may be extended for the period necessary to take such action. The Optionee shall only become the holder of such shares when the issuance of the shares is reflected on the Company's stock transfer record, except that if the Option is exercised conditioned on the occurrence of a Change of Control Transaction, as provided for in Section 5.3 below, the Optionee shall be deemed a holder of such shares as of the effective date of the Change of Control Transaction.

4. Termination of the Option

4.1 Effect of the Death of the Optionee. If the Optionee dies while an employee of the Company or any Subsidiary, the Option will terminate one year after the date of such death or, if sooner, upon the Expiration Date. In such event, the Option may be exercised only to the extent the Optionee was entitled to exercise the Option on the date of the Optionee's death and only by a Permitted Transferee or the person or persons to whom the Optionee's rights under the Option may pass by the Optionee's will or by the laws of descent and distribution of the state or country of the Optionee's domicile at the time of death.

4.2 Effect of the Disability of the Optionee. If the Optionee's employment by the Company or any Subsidiary terminates as a result of the Optionee becoming Disabled (as defined in the Plan) while an employee of the Company or any Subsidiary, the Option will terminate one year after the date of such termination of employment or, if sooner, upon the Expiration Date. In such event, the Option may be exercised only to the extent the Optionee or Permitted Transferee was entitled to exercise the Option on the date of such termination.

4.3 Effect of Termination of the Employment of the Optionee for Cause. If the Optionee's employment with the Company or any Subsidiary is terminated for "cause," the Option will terminate on the effective date of the termination of the Optionee's employment and shall no longer be exercisable as to any of the remaining Option Shares. "Cause" shall have the definition given in the Optionee's employment, severance, or change in control agreement, if any, or if the Optionee has no such agreement, "cause" shall be determined by the Company's President or Board of Directors in their reasonable discretion.

4.4 Effect of any other Termination of the Employment of the Optionee. If the Optionee's employment with the Company or any Subsidiary terminates for any reason other than the reasons set forth in Sections 4.1, 4.2 or 4.3 of this Nonqualified Stock Option Agreement, the Option will terminate thirty (30) days after the date of such termination of employment or, if sooner, upon the Expiration Date. In such event, the Option may be exercised only to the extent the Optionee or Permitted Transferee was entitled to exercise the Option on the date of such termination.

4.5 Effect of Change of Control Transaction. Notwithstanding the provisions of Sections 2.3, 4.1, 4.2, 4.3 or 4.4, the Option may terminate upon the earlier occurrence of a Change of Control Transaction as provided in Section 5.5 below.

5. Effect of Change of Control Transaction

5.1 Notice of Change of Control Transaction. The Company will provide the Optionee with written notice of any Change of Control Transaction and will undertake reasonable efforts to provide such notice at least fifteen (15) days prior to the effective date of the Change of Control Transaction. Such notice shall generally describe the expected Change of Control Transaction and the anticipated effects of the transaction on the Optionee's rights under this Nonqualified Stock Option Agreement.

5.2 Accelerated Vesting. Accelerated vesting upon the occurrence of a Change of Control Transaction, if any, shall be as set forth in the Vesting Schedule.

5.3 Conditional Exercise and Deferred Payment. In anticipation of a Change of Control Transaction, the Optionee shall be permitted to tender a notice of exercise of the Option that is conditioned on the Change of Control Transaction actually occurring and the Optionee shall not be required to tender payment of the exercise price or amounts that the Company may be required to withhold for tax purposes until after the occurrence of the Change of Control Transaction.

5.4 Effect on Option Shares and Exercise Price. Following the occurrence of any Change of Control Transaction, the Option shall be exercisable for the number and kind of shares, other securities, debt instruments, cash or other property for which the Option Shares would have been exchanged if they had been outstanding at the time of the Change of Control Transaction. In addition, the Exercise Price shall be adjusted such that the aggregate exercise price following such Change of Control Transaction shall be equal to the product of the Exercise Price per Share prior to the Change of Control Transaction multiplied by the number of Option Shares that could be purchased under the Option at such time without regard to the Vesting Schedule. The determination of the Committee as to what, if any, adjustments need to be made to the Option Shares and the Exercise Price and the extent thereof will be final and conclusive and shall be binding upon the Optionee.

5.5 Termination. The Option shall terminate effective as of the effective date of a Change of Control Transaction, unless the terms and conditions of the Change of Control Transaction provide for the assumption of the Plan and the continuation of this Nonqualified Stock Option Agreement. Alternatively, the terms and conditions of the Change of Control Transaction may provide for the issuance to the Optionee by the Company's successor of a substitute option granted under a plan adopted by such successor and, subject to Sections 5.2 and 5.4 above, containing terms and conditions substantially equivalent to the terms and conditions of the Option.

6. Representations, Warranties and Covenants of the Optionee.

6.1. No Effect on Employment. The Optionee understands and agrees that nothing contained in this Nonqualified Option Agreement will be construed to limit or restrict the rights of the Company to terminate the employment of the Optionee at any time, with or without cause, to change the duties of the Optionee or to increase or decrease the Optionee's compensation. Without limiting the foregoing, the Optionee understands and agrees that the vesting of shares under this Nonqualified Stock Option Agreement is subject to and is conditioned upon the continued employment of the Optionee by the Company or a Subsidiary and that such employment can be terminated at any time by the Company or its Subsidiary prior to some or all of the Option Shares vesting. In the event of any such termination, the Optionee understands and agrees that the Optionee shall have not right or claim, under contract, under any other legal principle or under any equitable principle to any portion of the unvested Option Shares.

6.2 Rights Prior to Exercise of the Option. The Optionee understands and agrees that the Optionee will have no rights as a shareholder in the Option Shares, including, without limitation, the right to vote or receive dividends, until the issuance of the shares is reflected in the Company's stock transfer records.

6.3 Tax Implications. The Optionee understands that, under federal, state and local income tax laws as they currently exist, the exercise of the Option will result in ordinary income to the Optionee in the amount by which the Fair Market Value (as of the date of exercise) of the shares acquired upon exercise exceeds the Exercise Price.

6.4 Underwriter's Lock-up. The Optionee by accepting the Option agrees that whenever the Company undertakes a firm underwritten public offering of its securities and if requested by the managing underwriter in such offering, the Optionee will enter into an agreement not to sell or dispose of any securities of the Company owned or controlled by the Optionee provided that such restriction will not extend beyond twelve (12) months from the effective date of the registration statement filed in connection with such offering.

6.5 Disclosures. The Optionee acknowledges receipt of a copy of the Plan and certain related information and represents that the Optionee has fully reviewed the terms and conditions of the Plan and this Nonqualified Stock Option Agreement and has had opportunity to obtain the advice of counsel prior to executing this Nonqualified Stock Option Agreement. The Optionee represents and warrants that the Optionee is not relying upon any representations, agreements or understandings of or with the Company except for those set forth in this Nonqualified Stock Option Agreement.

7. Miscellaneous Provisions

7.1 Binding Effect. This Nonqualified Stock Option Agreement will be binding upon and inure to the benefit of the parties hereto and their heirs, executors, administrators, successors, and assigns.

7.2 Notices. All notices or other communications pursuant to this Agreement shall be in writing and shall be deemed duly given if personally delivered or if mailed by certified mail, return receipt requested, prepaid and addressed to the address of the party as set forth in this Agreement or such other address as such party shall have furnished to the other party in writing.

7.3 Governing Law and Interpretation. This Nonqualified Stock Option Agreement and the Option granted hereunder will be governed by the laws of the State of Oregon as to all matters, including but not limited to matters of validity, construction, effect, and performance, without giving effect to rules of choice of law. This Nonqualified Stock Option Agreement hereby incorporates by reference all of the provisions of the Plan and will in all respects be interpreted and construed in such manner as to effectuate the intent of the Plan. In the event of a conflict between the terms of this Nonqualified Stock Option Agreement and the Plan, the terms of the Plan will prevail. All matters of interpretation of the Plan and this Nonqualified Stock Option Agreement, including the applicable terms and conditions and the definitions of the words, will be determined in the sole and final discretion of the Committee or the Company's Board of Directors.

7.4. Arbitration. The parties agree to submit any dispute arising under this Nonqualified Stock Option Agreement to final, binding, private arbitration in Portland, Oregon. This includes not only disputes about the meaning or performance of the Nonqualified Stock Option Agreement, but disputes about its negotiation, drafting, or execution. The dispute will be determined by a single arbitrator in accordance with the then-existing rules of arbitration procedure of Multnomah County, Oregon Circuit Court, except that there shall be no right of de novo review in Circuit Court and the arbitrator may charge his or her standard arbitration fees rather than the fees prescribed in the Multnomah County Circuit Court arbitration procedures. The proceeding will be commenced by the filing of a civil complaint in Multnomah County Circuit Court and a simultaneous request for transfer to arbitration. The parties expressly agree that they may choose an arbitrator who is not on the list provided by the Multnomah County Circuit Court Arbitration Department, but if they are unable to agree upon the single arbitrator within ten days of receipt of the Arbitration Department list, they will ask the Arbitration Department to make the selection for them. The arbitrator will have full authority to determine all issues, including arbitrability, to award any remedy, including permanent injunctive relief, and to determine any request for costs and expenses in accordance with Section 7.5 of this Agreement. The arbitrator's award may be reduced to final judgment in Multnomah County Circuit Court. The complaining party shall bear the arbitration expenses and may seek their recovery if it prevails. Notwithstanding any other provision of this Agreement, an aggrieved party may seek a temporary restraining order or preliminary injunction in Multnomah County Circuit Court to preserve the status quo during the arbitration proceeding.

7.5 Attorney Fees. If any suit, action, or proceeding is instituted in connection with any controversy arising out of this Nonqualified Stock Option Agreement or the enforcement of any right hereunder, the prevailing party will be entitled to recover, in addition to costs, such sums as the court may adjudge reasonable as attorney fees, including fees on any appeal.

UMPQUA HOLDINGS CORPORATION

By:_______________________________
    Raymond P. Davis, Chief Executive Officer

OPTIONEE:

__________________________________
[Executive's Name]

Address:____________________________
___________________________________

NONQUALIFIED STOCK OPTION AGREEMENT

Vesting Schedule

Under the Nonqualified Stock Option Agreement to which this Vesting Schedule is attached, Option Shares shall vest and the Option may be exercised only as the number of Option Shares in accordance with the following schedule:
Vesting Date	Number of Shares Vesting	Aggregate Number of Vested Shares

September 30, 2004
September 30, 2005
September 30, 2006
September 30, 2007
September 30, 2008

Upon the occurrence of a Change of Control Transaction, all unvested Option Shares shall vest as of the effective date of the Change of Control Transaction notwithstanding the terms of the Vesting Schedule.

NOTICE OF EXERCISE OF NONQUALIFIED STOCK OPTION

TO: UMPQUA HOLDINGS CORPORATION (the "Company")

This Notice of Exercise serves as an irrevocable notice from the undersigned of the undersigned's intent to exercise the Option granted under following Nonqualified Stock Option Agreement to purchase shares of the Company's Common Stock (all of which are vested under the Nonqualified Stock Option Agreement) under and in accordance with the terms and conditions set forth in the Plan under which the Option was granted and the terms of the written Nonqualified Stock Option Agreement.
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

Delivery of an affidavit attesting to my ownership of _________ shares of the Company's Common Stock that I have held for at least six months. The shares which I currently own will not be cancelled but the new certificate representing the Option Shares being purchased by this exercise will be reduced by that number of shares that have a fair market value as of the date of exercise equal to the aggregate exercise price less any cash payment enclosed.

Broker Assisted Cashless Exercise. I have instructed the following broker to wire transfer to the Company from my account an amount equal to the aggregate exercise price and/or Tax Withholding.
Name of Broker:
Mailing Address:
Telephone Number:
Brokerage Account Number:

(signature of the Optionee)	(name of the Optionee, printed)

(date of signing of notice of exercise)
(mailing address for shareholder records)
(The Optionee's social security number

Exhibit 10.5

UMPQUA HOLDINGS CORPORATION

TERMS OF EMPLOYMENT

AND

SEVERANCE AGREEMENT

FOR

[Executive's Name]

Dated as of September 15, 2003

Table of Contents

TERMS OF EMPLOYMENT AND SEVERANCE AGREEMENT

This Terms of Employment and Severance Agreement (the "Agreement") is by and between Umpqua Holdings Corporation ("Umpqua") and [Executive's Name] ("Officer"), effective as of September 15, 2003.

1.    PURPOSE AND DURATION OF AGREEMENT. The purpose of this Agreement is to set forth the terms of Officer's employment with Umpqua and to provide Officer benefits in certain circumstances where Officer's employment is terminated or a Change of Control (defined below) occurs. This Agreement, including the severance provisions governed by ERISA, shall expire five (5) years from the date first written above.

2.    EMPLOYMENT. Umpqua, either directly or through one of its wholly owned subsidiaries, employs the Officer and the Officer accepts that employment on the terms and conditions contained in this Agreement.

3.    NO TERM OF EMPLOYMENT. There is no term of employment. Umpqua may terminate Officer's employment at any time for any lawful reason or for no reason at all.

4.    DUTIES; POSITION

4.1    Position. Officer shall be employed as [Officer's Title] of Umpqua, and will perform such duties as may be designated by Umpqua's Board of Directors (the "Board") or Umpqua's Chief Executive Officer, to whom Officer will directly report (the "Supervisor").

4.2    Obligations of Officer.

(a)    Officer agrees that to the best of officer's ability and experience, Officer will at all times loyally and conscientiously perform all of the duties and obligations required of Officer pursuant to the express and implicit terms of this Agreement and as directed by the Board or the Supervisor.

(b)    Employee shall devote Employee's entire working time, attention and efforts to Umpqua's business and affairs, shall faithfully and diligently serve Umpqua's interests and shall not engage in any business or employment activity that is not on Umpqua's behalf (whether or not pursued for gain or profit) except for (a) activities approved in writing in advance by the Board and (b) passive investments that do not involve Employee providing any advice or services to the businesses in which the investments are made.

5.    BASE COMPENSATION. For services performed under this Agreement, Officer shall be entitled to $[Monthly base salary] per month ($[annual salary] on annualized basis) ("Base Salary"), which Umpqua may increase in its sole discretion, as well as perquisites provided to Umpqua's officers. Officer shall be entitled to participate, under the terms of the respective plans, in the bonus compensation plans, group health insurance, long-term disability insurance, as well as such other compensation or benefits as approved by the Board. Officer is entitled to four weeks vacation per year.

6.    TERMINATION. Officer's employment shall terminate for any of the following reasons:

6.1    For Cause. Upon Umpqua's termination of Officer for Cause (as defined in Section 7.1 below) ("Termination For Cause").

6.2    Without Cause. Upon Umpqua's termination of Officer without Cause, at any time in Umpqua's sole discretion, for any reason other than for Cause or for no reason ("Termination Without Cause").

6.3    For Good Reason. Upon Officer's termination of the employment for Good Reason (as defined in Section 7.2 below) ("Termination For Good Reason").

6.4    Death or Disability. Upon Officer's death or Disability (as defined in Section 7.3 below).

6.5    Resignation. Upon Officer's voluntary resignation in writing, which shall be given to Umpqua at least 60 days prior to the effective date of such resignation ("Resignation"); provided, Resignation shall not be permitted if an event has occurred that would give rise to Termination for Cause.

7.    DEFINITIONS.

7.1    Cause. For the purposes of this Agreement, "Cause" for Officer's termination will exist upon the occurrence of one or more of the following events:

(a)    Dishonest or fraudulent conduct by Officer with respect to the performance of Officer's duties with Umpqua;

(b)    Conduct by Officer that materially discredits Umpqua or any of its subsidiaries or is materially detrimental to the reputation of Umpqua or any of its subsidiaries, including but not limited to conviction or a plea of nolo contendere of Officer of a felony or crime involving moral turpitude;

(c)    Officer's willful misconduct or gross negligence in performance of Officer's duties under this Agreement, including but not limited to Officer's refusal to comply in any material respect with the legal directives of the Board or the Supervisor, if such misconduct or negligence has not been remedied or is not being remedied to the Board's reasonable satisfaction within thirty (30) days after written notice, including a detailed description of the misconduct or negligence, has been delivered by the Board to Officer;

(d)    An order or directive from a state or federal banking regulatory agency requesting or requiring removal of Officer or a finding by any such agency that Officer's performance threatens the safety or soundness of Umpqua or any of its subsidiaries;

(e)    Officer's failure to materially perform the duties set forth in Section 4 of this Agreement if such failure has not been remedied or is not being remedied to the Board's reasonable satisfaction within thirty (30) days after written notice, including a detailed description of the failure, has been delivered by the Board to Officer;

(f)    Material breach of Officer's fiduciary duties to Umpqua if such breach has not been remedied or is not being remedied to the Board's reasonable satisfaction within thirty (30) days after written notice, including a detailed description of the breach, has been delivered by the Board to Officer; or

(g)    Officer's failure to satisfy the minimum performance standards, if any, set forth in the Schedule 7.1(g) to this Agreement.

7.2    Good Reason. For purposes of this Agreement, "Good Reason" for Officer's termination will exist upon the occurrence of one or more of the following events, without Officer's consent:

(a)    A reduction of Officer's Base Salary, unless the reduction is in connection with, and commensurate with, reductions in the salaries of all or substantially all senior officers of Umpqua; or

(b)    A requirement for Officer to relocate to a facility or location more than 50 miles from [Officer's current location], Oregon, unless Officer consents to such relocation.

7.3    Disability. For purposes of this Agreement, "Disability" shall mean that (i) Officer has been unable to perform Officer's duties under this Agreement as a result of Officer's incapacity due to physical or mental illness for at least 90 consecutive calendar days or 150 calendar days during any consecutive 12 month period and (ii) a physician selected by Umpqua and its insurers and acceptable to Officer or Officer's legal representative (with such agreement on acceptability of the physician not to be unreasonably withheld), determines the incapacity to be (a) total and permanent and (b) prohibiting of Officer's ability to perform the essential functions of Officer's position with or without reasonable accommodation.

7.4    Change in Control. For purposes of this Agreement, a "Change in Control" shall be deemed to have occurred when any of the following events take place:

(a)    Any person (including any individual or entity), or persons acting in concert, become(s) the beneficial owner of voting shares representing fifty percent (50%) or more of Umpqua.

(b)    A majority of the Board is removed from office by a vote of the Umpqua's shareholders over the recommendation of the Board then serving.

(c)    Umpqua is a party to a plan of merger or plan of exchange and upon consummation of such plan, the shareholders of Umpqua immediately prior to the transaction do not own or continue to own (i) at least forty percent (40%) of the shares of the surviving company (if the then current CEO of Umpqua continues as CEO of the surviving organization), or (ii) at least a majority of the shares of the surviving organization (if the then current CEO of Umpqua does not continue as CEO of the surviving organization).

8.    PAYMENT UPON TERMINATION. Upon termination of Officer's employment for any of the reasons set forth in Section 6 above, Officer will receive payment for all Base Salary and benefits accrued as of the date of Officer's termination ("Earned Compensation"). In the event of Termination For Cause, Termination Without Cause, or termination due to Disability, Earned Compensation shall be paid on the date of termination. If Officer terminates his employment For Good Reason or resigns, Earned Compensation shall be paid pursuant to the requirements of ORS 652.140. If Officer's employment is terminated due to Officer's death, Earned Compensation shall be paid not later than the next business day after Umpqua becomes aware of Officer's death.

9.    SEVERANCE BENEFIT. In the event of Termination Without Cause or Termination for Good Reason, in addition to receiving Earned Compensation, Officer will receive a severance benefit equal to the greater of (i) [six to nine] months Base Salary, based on Officer's Base Salary just prior to termination or (ii) two weeks for every year of employment with Umpqua (the "Severance Benefit"). The Severance Benefit shall be paid in equal installments over six months, starting on the next regular payday following termination. Receipt of the Severance Benefit is conditioned on Officer not being in violation of any material term of this Agreement, including but not limited to, the provisions of Sections 13 through 16.

10.    CHANGE IN CONTROL BENEFIT. After announcement of a proposed Change in Control and for a period continuing for one year following a Change in Control, in the event of Termination Without Cause, Termination for Good Reason or Officer's resignation within 30 days after reassignment to a position that is not substantially equivalent, instead of receiving the Severance Benefit set forth in Section 9 above, Officer shall receive [one to two] years Base Salary, based on Officer's Base Salary just prior to the termination of employment, as well as [100 to 200]% of the bonus Officer received in the previous year (the aforementioned Base Salary and bonus are collectively referred to as the "Change in Control Benefit"). The Change in Control Benefit shall be paid in equal installments over twelve months, starting on the next regular payday following termination. Receipt of the Change in Control Benefit is conditioned on Officer not being in violation of any material term of this Agreement, including but not limited to, the provisions of Sections 13 through 16.

11.    CHANGE IN CONTROL RETENTION BONUS. If Officer remains employed for 12 months following a Change in Control, Officer will receive [six to twelve] months Base Salary and 50% of the bonus Officer received in the previous year (the aforementioned Base Salary and bonus are collectively referred to as the "Retention Bonus"). The Retention Bonus shall be paid in equal installments over six months, starting on the next regular payday following the first anniversary of the Change in Control. Receipt of the Retention Bonus is conditioned on Officer not being in violation of any material term of this Agreement, including but not limited to, the provisions of Sections 13 through 16.

12.    EXECUTIVE SEVERANCE PLAN.

12.1    In General. Those provisions of the Agreement (including this Section 12) related to the Severance Benefit set forth in Section 9 and Change in Control Benefit set forth in Section 10 constitute part of the terms of the Umpqua Holdings Corporation Executive Severance Plan (the "Executive Severance Plan") with respect to the Officer, and such terms and the general terms of the Executive Severance Plan established by Umpqua shall comprise the entirety of the Executive Severance Plan as it applies to the Officer. Umpqua intends for the Plan to be considered a welfare benefit plan within the meaning of Section 3(1) of the Employee Retirement Income Security Act ("ERISA"), and a plan which is unfunded and maintained by the Umpqua solely for the purpose of providing benefits for a select group of management or highly compensated employees within the meaning of ERISA Regulation Section 2520.104-24. A copy of the Executive Severance Plan will be furnished to the Officer upon request.

12.2    Administration of Executive Severance Plan. Umpqua's Chief Executive Officer and Human Resources Director are each plan administrators (the "Plan Administrator") of the Executive Severance Plan and the Plan Administrator shall have the discretionary authority to administer and construe the terms of the Executive Severance Plan, including the authority to decide if Officer is entitled to the Severance Benefit or Change in Control Benefit and the authority to determine if there is Termination for Cause or Termination for Good Reason.

12.3    Claims Procedures. The Officer may file a claim for a payment under the Executive Severance Plan by filing a written request for such a payment with the Plan Administrator. If the Plan Administrator prescribes a form for such a claim, the claim must be filed on such form. The claim should be sent to the attention of the Plan Administrator of the Executive Severance Plan at the address set forth for Umpqua in Section 19.

If the Plan Administrator denies the claim, in whole or in part, the Plan Administrator shall notify the Officer within 90 days of the Plan Administrator's receipt of the claim, unless the Plan Administrator determines that special circumstances require an extension of time for processing the claim. If the Plan Administrator determines that an extension of time is required, written notice of the extension shall be furnished to the Officer prior to the termination of the initial 90-day period. Such extension notice shall indicate the special circumstances and the date by which the Plan Administrator expects to issue a determination with respect to the claim. The period of the extension will not exceed 90 days beyond the termination of the original 90-day period. If the Plan Administrator does not provide written notice, the Officer may deem the claim denied and seek review according to the appeals procedures set forth below.

The notice of denial of the Officer's claim shall state:

(a)    the specific reasons for the denial,

(b)    specific references to pertinent provisions of the Executive Severance Plan on which the denial was based,

(c)    a description of any additional material or information needed for the Officer to perfect his or her claim and an explanation of why the material or information is needed, and

(d)    a statement (1) that the Officer may request a review upon written application to the Plan Administrator, review or receive (free of charge) pertinent Plan documents and records, and submit issues and comments in writing, (2) that any appeal that the Officer wishes to make of the adverse determination must be in writing to the Plan Administrator within sixty (60) days after the Officer receives notice of denial of benefits, and (3) that the Officer may bring a civil action under ERISA Section 502(a) following an adverse benefit determination upon review.

The notice of denial of benefits shall specify that the Officer must forward any appeal to the Plan Administrator at the address provided in such notice. The notice may state that failure to appeal the action to the Plan Administrator in writing within the sixty (60) day period will render the determination final, binding and conclusive.

If the Officer appeals to the Plan Administrator, the Officer may submit in writing whatever issues and comments he or she believes to be pertinent. The Plan Administrator shall reexamine all facts related to the appeal and make a final determination about whether the denial of benefits is justified under the circumstances. The Plan Administrator shall advise the Officer in writing of:

(a)    its decision on appeal,

(b)    the specific reasons for the decision,

(c)    the specific provisions of the Plan on which the decision is based, and

(d)    the Officer's right to receive, upon request and free of charge, reasonable access to, and copies of, all relevant documents and records.

Notice of the Plan Administrator's decision shall be given within sixty (60) days of the Officer's written request for review, unless additional time is required due to special circumstances. In no event shall the Plan Administrator render a decision on an appeal later than one hundred twenty (120) days after receiving a request for a review. If the Plan Administrator fails to provide a decision with respect to the Officer's appeal within the 60 (or, if applicable, 120) day period the Officer may deem his or her appeal denied and may pursue the arbitration remedy set forth below.

In the event that the Officer fails to pursue his or her administrative remedies as set forth above within the specified periods, he shall have no further right to the benefits subject to his or her claim and agrees by executing this Agreement that he or she shall have no right to pursue such claim in arbitration or in a court of law.

For purposes of this Claims Procedure under the Executive Severance Plan, the Officer may act through a representative authorized in writing to act on his behalf, provided that such authorization is furnished to the Plan Administrator.

In the event that Umpqua denies the Officer's appeal of the denial of his or her claim, in whole or in part, Umpqua and the Officer's may agree to submit the Plan Administrator's decision to binding arbitration in lieu of the Officer's right to pursue his claim in any court of law.

13.    NONCOMPETITION. For the period of time in which Officer is entitled to payment of the Severance Benefit, Change in Control Benefit, or Retention Bonus, Officer shall not engage in any activity as an officer, director, owner (except for an ownership of less than three percent (3%) of any publicly traded security), employee, consultant, or otherwise of a financial services company with an office or doing business within 50 miles of any office or branch of Umpqua or of any of its subsidiaries in existence at the time of termination. If Officer breaches the prohibitions of this Section 13, as Umpqua's sole remedy, Officer shall forfeit Officer's right to receive the unpaid portion of the Severance Benefit, Change in Control Benefit or Retention Bonus.

14.    NON-SOLICITATION. For a period of two years following termination of employment, Officer shall not solicit any customer of Umpqua or of any of its subsidiaries. For purposes of this Section 14, "customers" are defined as (a) all customers serviced by Umpqua or any of Umpqua's subsidiaries at any time within 12 months before termination of Officer's employment, (b) all customers and potential customers whom Umpqua or any of Umpqua's subsidiaries actively solicited at any time within 12 months before termination of Officer's employment, and (c) all successors, owners, directors, partners and management personnel of the customers just described in (a) and (b).

15.    NONRAIDING OF EMPLOYEES. Officer recognizes that Umpqua's workforce is a vital part of its business; therefore, Officer agrees that for a period of two years following termination of employment, Officer will not to directly or indirectly solicit any employee to leave his or her employment with Umpqua or any of Umpqua's subsidiaries. This includes that Officer will not (a) disclose to any third party the names, backgrounds or qualifications of any Umpqua or any of Umpqua subsidiary's employees or otherwise identify them as potential candidates for employment, or (b) personally or through any other person approach, recruit, interview or otherwise solicit employees of Umpqua or any of Umpqua's subsidiaries to work for any other employer. For purposes of this Section 15, employees include all employees working for Umpqua or any of Umpqua's subsidiaries at the time of termination of Officer's employment.

16.    CONFIDENTIAL INFORMATION. The parties acknowledge that in the course of Officer's duties, Officer will have access to and become familiar with certain proprietary and confidential information of Umpqua and its subsidiaries not known by its actual or potential competitors. Officer acknowledges that such information constitutes valuable, special, and unique assets of Umpqua's business, even though such information may not be of a technical nature and may not be protected under trade secret or related laws. Officer agrees to hold in a fiduciary capacity and not use for Officer's benefit, nor reveal, communicate, or divulge during the period of Officer's employment with Umpqua or at any time thereafter, and in any manner whatsoever, any such data and confidential information of any kind, nature, or description concerning any matters affecting or relating to Umpqua's business, its customers, or its services, including information developed by Employee, alone or with others, or entrusted to Umpqua by its customers or others, to any person, firm, entity, or company other than Umpqua or persons, firms, entities, or companies designated by Umpqua. Officer agrees that all memoranda, notes, records, papers, customer files, and other documents, and all copies thereof relating to Umpqua's operations or business, or matters related to any of Umpqua's customers, some of which may be prepared by Officer, and all objects associated therewith in any way obtained by Officer, shall be Umpqua's property ("Umpqua Property"). Upon termination or at Umpqua's request, Officer shall promptly return all the Umpqua Property to Umpqua.

17.    DISPUTE RESOLUTION. Except where such matters are deemed governed by ERISA and are the subject to Section 12 above, the parties agree to submit any dispute arising under this Agreement to final, binding, private arbitration in Portland, Oregon. This includes not only disputes about the meaning or performance of the Agreement, but disputes about its negotiation, drafting, or execution. The dispute will be determined by a single arbitrator in accordance with the then-existing rules of arbitration procedure of Multnomah County, Oregon Circuit Court, except that there shall be no right of de novo review in Circuit Court and the arbitrator may charge his or her standard arbitration fees rather than the fees prescribed in the Multnomah County Circuit Court arbitration procedures. The proceeding will be commenced by the filing of a civil complaint in Multnomah County Circuit Court and a simultaneous request for transfer to arbitration. The parties expressly agree that they may choose an arbitrator who is not on the list provided by the Multnomah County Circuit Court Arbitration Department, but if they are unable to agree upon the single arbitrator within ten days of receipt of the Arbitration Department list, they will ask the Arbitration Department to make the selection for them. The arbitrator will have full authority to determine all issues, including arbitrability, to award any remedy, including permanent injunctive relief, and to determine any request for costs and expenses in accordance with Section 19.9 of this Agreement. The arbitrator's award may be reduced to final judgment in Multnomah County Circuit Court. The complaining party shall bear the arbitration expenses and may seek their recovery if it prevails. Notwithstanding any other provision of this Agreement, an aggrieved party may seek a temporary restraining order or preliminary injunction in Multnomah County Circuit Court to preserve the status quo during the arbitration proceeding.

18.    NOTICES. All notices, requests, demands, and other communications provided for by this Agreement will be in writing and shall be deemed sufficient upon receipt, when delivered personally or by a nationally-recognized delivery service (such as Federal Express), or three (3) business days after being deposited in the U.S. mail as certified mail, return receipt requested, with postage prepaid, if such notice is addressed to the party to be notified at such party's address as set forth below or as subsequently modified by written notice.

To Umpqua:	Umpqua Holdings Corporation
200 SW Market Street
Suite 1900
Portland, Oregon 97201
Attention: Raymond P. Davis, Chief Executive Officer

To Officer:	[Officer Name and Address]

19.    GENERAL PROVISIONS.

19.1    Governing Law. The validity, interpretation, construction and performance of this Agreement shall be governed by federal ERISA, as it relates to the Severance Benefit and Change in Control Benefit as discussed in Section 12 above, and otherwise by the laws of the State of Oregon.

19.2    Saving Provision. If any part of this Agreement is held to be unenforceable, it shall not affect any other part. If any part of this Agreement is held to be unenforceable as written, it shall be enforced to the maximum extent allowed by applicable law.

19.3    Survival Provision. The noncompetition, nonraiding, confidential information, and dispute resolution provisions of this Agreement shall survive after termination of this Agreement, and shall be enforceable regardless of any claim Employee may have against Company. Also, if any benefits provided in Sections 9, 10, or 11 of this Agreement are still owed, or claims pursuant to Section 12 are still pending, at the time of termination of this Agreement, this Agreement shall continue in force, with respect to those obligations or claims, until such benefits are paid in full.

19.4    Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original, but all of which together will constitute one and the same instrument.

19.5    Entire Agreement. This Agreement constitutes the sole agreement of the parties regarding Officer's benefits in the event of termination or change in control and together with Umpqua's employee handbook governs the terms of Officer's employment. Where there is a conflict between the employee handbook and this Agreement, the terms of this Agreement shall govern.

19.6    Previous Agreements. This Agreement supersedes all prior oral and written agreements between the Officer and Umpqua, or any affiliates or representatives of Umpqua regarding the subject matters set forth herein.

19.7    Waiver. No waiver of any provision of this Agreement shall be valid unless in writing, signed by the party against whom the waiver is sought to be enforced. The waiver of any breach of this Agreement or failure to enforce any provision of this Agreement shall not waive any later breach.

19.8    Assignment. Officer shall not assign or transfer any of Officer's rights pursuant to this Agreement, wholly or partially, to any other person or to delegate the performance of its duties under the terms of this Agreement. The rights and obligations of Umpqua under this Agreement shall inure to the benefit of and be binding in each and every respect upon the direct and indirect successors and assigns of Umpqua, regardless of the manner in which the successors or assigns succeed to the interests or assets of Umpqua. This agreement shall not be terminated by the voluntary or involuntary dissolution of Umpqua, by any merger, consolidation or acquisition where Umpqua is not the surviving corporation, by any transfer of all or substantially all of Umpqua's assets, or by any other change in Umpqua's structure or the manner in which Umpqua's business or assets are held. In the event of any merger, consolidation or transfer of assets, this Agreement shall be binding upon and shall inure to the benefit of the surviving corporation or the corporation to which the assets are transferred.

19.9    Attorneys' Fees. If either party institutes a proceeding to enforce its rights under, or to recover damages for breach of, this Agreement, the prevailing party shall be awarded all costs and expenses of the proceeding, including, but not limited to, attorneys' fees, filing and service fees, witness fees, and arbitrator's fees. If arbitration is commenced, the arbitrator will have full authority and complete discretion to determine the "prevailing party" and the amount of costs and expenses to be awarded under this paragraph.

20.    ADVICE OF COUNSEL. Officer acknowledges that, in executing this Agreement, Officer has had the opportunity to seek the advice of independent legal counsel, and has read and understood all of the terms and provisions of this Agreement. This Agreement shall not be construed against any party by reason of the drafting or preparation hereof.

UMPQUA HOLDINGS CORPORATION

By:
Raymond P. Davis, Chief Executive Officer

Date:

OFFICER

By:
[Officer Name]

Date:

Exhibit 10.6

RESTATED SEVERANCE AGREEMENT

This Restated Severance Agreement (the "Agreement") by and between Umpqua Holdings Corporation, an Oregon corporation, ("Umpqua") and Steven L. Philpott ("Executive"), is effective August 1, 2003 (the "Effective Date").

RECITALS

A.    Centennial Bancorp and Executive were parties to a Severance Agreement dated May 15, 2001, as amended by a First Addendum dated June 3, 2002 (the "Centennial Agreement").

B.    Umpqua succeeded to the rights and obligations of Centennial Bancorp under the Centennial Agreement in a merger effective November 15, 2002 (the "Centennial Merger"). Umpqua now employs Executive.

C.    The Centennial Merger was a "Change in Control" as defined in the Centennial Agreement. Under the Centennial Agreement, Executive may terminate employment during a 30-day period after the first anniversary of the Centennial Merger and thereby receive certain severance and termination benefits (the "Benefit").

D.    Umpqua desires to retain the services of Executive and to give Executive an incentive to continue employment with Umpqua. Umpqua is willing to pay the Benefit subject to the conditions stated herein, even if Executive continues with Umpqua.

E.    The Parties desire to replace the Centennial Agreement with the terms and conditions stated herein.

AGREEMENT

In consideration of the foregoing Recitals, which are incorporated by this reference herein, and the terms and conditions stated below, the parties agree as follows:

1. Calculation and Payment of Severance and Termination Benefits. In exchange for termination of the Centennial Agreement, the parties agree that Executive shall be entitled to a total Benefit amount of $190,763 payable by Umpqua as follows under the terms and conditions hereof:

(a)     One-third of that amount ($63,588) shall be paid on April 1, 2004;

(b)     One-third of that amount ($63,588) shall be paid on April 1, 2005; and

(c)     The remaining balance of the Benefit shall be paid on April 1, 2006.

No interest shall accrue on the Benefit. The Benefit shall be paid in addition to Executive's regular base salary and incentives. The Benefit shall not be considered in calculation of Executive's profit sharing, incentive compensation, or any other benefit. Payroll taxes will be deducted from each Benefit payment.

2. Termination of Benefit. Umpqua shall be excused from its obligation to pay future installments of the Benefit if one or more of the following events occur ("Benefit Right Termination Events"):

(a)    The Executive terminates his or her employment without "Good Reason" (defined below) prior to the date the next installment is payable;

(b)    Umpqua terminates the Executive's employment for "Cause" (defined below); or

(c)    The Executive violates any material term of this Agreement and such violation is not remedied within 30 days after written notice, including a description of the violation, has been delivered to the Executive by Umpqua's Board of Directors (the "Board").

3. Accelerated Payment of Benefit. The remaining unpaid balance of the Benefit shall be due and payable in full within 15 days following the effective date or occurrence of any one of the following events:

(a)    A Change in Control (defined below) occurs between the Effective Date and the Executive's receipt of the entire Benefit;

(b)    Umpqua terminates Executive's employment for any reason other than for "Cause" as defined below;

(c)    Executive terminates his or her employment with Umpqua for "Good Reason," as defined below; or

(d)    Executive dies while actively employed by Umpqua.

4. Retention of Paid Benefit/Other Benefits. The occurrence of any Benefit Right Termination Event shall not affect Executive's ability to keep and retain any prior payments of the Benefit and shall not require a forfeiture of any such prior payments. Termination of Executive's employment for any reason shall not affect any rights the Executive may have under any other benefit, compensation, option, incentive agreement, policy, plan, program or arrangement of Umpqua or a subsidiary, which rights shall be governed by the terms thereof.

5. Definitions.

5.1 Good Reason. For purposes of this Agreement, "Good Reason" for Executive's termination will exist upon the occurrence of one or more of the following events, without Executive's prior written consent:

(a)    A reduction of Executive's annual salary, incentive compensation or benefit plans, unless the reduction is in connection with, and commensurate with, reductions in the salaries, incentive compensation or benefit plans of all or substantially all senior officers of Umpqua;

(b)    A requirement for Executive to relocate to a facility or location more than 45 miles from the Executive's current office;

(c)    A material breach of this Agreement by Umpqua or any successor thereto if such breach has not been remedied within thirty (30) days after written notice, including a detailed description of the breach, has been delivered to the Board by the Executive.

5.2. Cause. For the purposes of this Agreement, "Cause" for Executive's termination will exist upon the occurrence of one or more of the following events:

(a)    Dishonest or fraudulent conduct by Executive with respect to the performance of Executive's duties with Umpqua;

(b)    Conduct by Executive that materially discredits Umpqua or any of its subsidiaries or is materially detrimental to the reputation of Umpqua or any of its subsidiaries, including but not limited to conviction of, or a plea of nolo contendere to, a felony or crime involving moral turpitude;

(c)    Executive's willful misconduct or gross negligence in performance of Executive's duties under this Agreement, including but not limited to Executive's refusal to comply in any material respect with the legal directives of the Board or Executive's supervisor if such misconduct or gross negligence has not been remedied or is not being remedied to the Board's reasonable satisfaction within thirty (30) days after written notice, including a detailed description of the misconduct or negligence, has been delivered by the Board to Executive.

(d)    An order or directive from a state or federal banking regulatory agency requesting or requiring removal of Executive or a finding by any such agency that Executive's performance threatens the safety or soundness of Umpqua or any of its subsidiaries; or

(e)    Material breach of Executive's fiduciary duties to Umpqua if such breach has not been remedied or is not being remedied to the Board's reasonable satisfaction within thirty (30) days after written notice, including a detailed description of the breach, has been delivered by the Board to Executive.

5.3 Change in Control. For purposes of this Agreement, a "Change in Control" shall be deemed to have occurred when any of the following events take place:

(a)    Any person (including any individual or entity), or persons acting in concert, become(s) the beneficial owner of voting shares representing fifty percent (50%) or more of Umpqua;

(b)    A majority of the Board is removed from office by a vote of Umpqua's shareholders over the recommendation of the Board then serving; or

(c)    Umpqua is a party to a plan of merger or plan of exchange and upon consummation of such plan, the shareholders of Umpqua immediately prior to the transaction do not continue to own at least a majority of the shares of the surviving organization, unless the current CEO of Umpqua continues as CEO or President of the surviving organization.

6. Non-Solicitation. If Executive resigns or otherwise voluntarily terminates employment for any reason other than "Good Reason", as defined herein, Executive shall not, for a period of one year following termination of employment, solicit any customer of Umpqua or of any of its subsidiaries for the purpose of providing or recommending banking or brokerage services. For purposes of this Section, "customers" are defined as (a) all customers serviced by Umpqua or any of Umpqua's subsidiaries at any time within 12 months before termination of Executive's employment, (b) all customers and potential customers whom Umpqua or any of Umpqua's subsidiaries actively solicited at any time within 12 months before termination of Executive's employment, and (c) all successors, owners, directors, partners and management personnel of the customers just described in (a) and (b). Notwithstanding the foregoing, Umpqua acknowledges that Executive may be employed by or contract with a competitor of Umpqua or one of its subsidiaries at any time after termination of Executive's employment with Umpqua.

7. Nonraiding of Employees. Executive recognizes that Umpqua's workforce is a vital part of its business; therefore, Executive agrees not to directly or indirectly solicit any employee to leave his or her employment with Umpqua or any of Umpqua's subsidiaries for a period of one year following termination of Executive's employment with Umpqua. This means that Executive will not (a) disclose to any third party the names, backgrounds or qualifications of any Umpqua or any of Umpqua subsidiary's employees or otherwise identify them as potential candidates for employment, or (b) personally or through any other person approach, recruit, interview or otherwise solicit employees of Umpqua or any of Umpqua's subsidiaries to work for any other employer. For purposes of this Section, employees include all employees working for Umpqua or any of Umpqua's subsidiaries at the time of termination of Executive's employment.

8. Confidential Information. The parties acknowledge that in the course of Executive's duties, Executive will have access to and become familiar with certain proprietary and confidential information of Umpqua and its subsidiaries not known by its actual or potential competitors. Executive acknowledges that such information constitutes valuable, special, and unique assets of Umpqua's business, even though such information may not be of a technical nature and may not be protected under trade secret or related laws. Executive agrees to hold in a fiduciary capacity and not use for Executive's benefit, nor reveal, communicate, or divulge during the period of Executive's employment with Umpqua or at any time thereafter, and in any manner whatsoever, any such data and confidential information of any kind, nature, or description concerning any matters affecting or relating to Umpqua's business, its customers, or its services, including information developed by Employee, alone or with others, or entrusted to Umpqua by its customers or others, to any person, firm, entity, or company other than Umpqua or persons, firms, entities, or companies designated by Umpqua. Executive agrees that all memoranda, notes, records, papers, customer files, and other documents, and all copies thereof relating to Umpqua's operations or business, or matters related to any of Umpqua's customers, some of which may be prepared by Executive, and all objects associated therewith in any way obtained by Executive, shall be Umpqua's property ("Umpqua Property"). Umpqua agrees that Umpqua Property and confidential information do not include documents or information now or hereafter voluntarily disseminated by Umpqua or its subsidiaries to the public, or which otherwise become part of the public domain through lawful means. Upon termination or at Umpqua's request, Executive shall promptly return all Umpqua Property to Umpqua.

9. Dispute Resolution. The parties agree to submit any dispute arising under this Agreement to final, binding, private arbitration in Portland, Oregon. This includes not only disputes about the meaning or performance of the Agreement, but disputes about its negotiation, drafting, or execution. The dispute will be determined by a single arbitrator in accordance with the then-existing rules of arbitration procedure of Multnomah County, Oregon Circuit Court, except that there shall be no right of de novo review in Circuit Court and the arbitrator may charge his or her standard arbitration fees rather than the fees prescribed in the Multnomah County Circuit Court arbitration procedures. The proceeding will be commenced by the filing of a civil complaint in Multnomah County Circuit Court and a simultaneous request for transfer to arbitration. The parties expressly agree that they may choose an arbitrator who is not on the list provided by the Multnomah County Circuit Court Arbitration Department, but if they are unable to agree upon the single arbitrator within ten days of receipt of the Arbitration Department list, they will ask the Arbitration Department to make the selection for them. The arbitrator will have full authority to determine all issues, including arbitrability, to award any remedy, including permanent injunctive relief, and to determine any request for costs and expenses in accordance with Section 10.9 of this Agreement. The arbitrator's award may be reduced to final judgment in Multnomah County Circuit Court. The complaining party shall bear the arbitration expenses and may seek their recovery if it prevails. Notwithstanding any other provision of this Agreement, an aggrieved party may seek a temporary restraining order or preliminary injunction in Multnomah County Circuit Court to preserve the status quo during the arbitration proceeding.

10. General Provisions.

10.1 Governing Law. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the State of Oregon.

10.2 Saving Provision. If any part of this Agreement is held to be unenforceable, it shall not affect any other part. If any part of this Agreement is held to be unenforceable as written, it shall be enforced to the maximum extent allowed by applicable law.

10.3 Survival Provision. The noncompetition, nonraiding, confidential information, and dispute resolution provisions of this Agreement shall survive after termination of this Agreement, and shall be enforceable regardless of any claim Employee may have against Umpqua. Also, if any amount of Benefit is still unpaid or claims pursuant to Section 9 are still pending, at the time of termination of this Agreement, this Agreement shall continue in force, with respect to those obligations or claims, until such benefits are paid in full.

10.4 Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original, but all of which together will constitute one and the same instrument.

10.5 Entire Agreement. This Agreement supersedes and replaces the Centennial Agreement in its entirety and constitutes the sole agreement of the parties regarding Executive's benefits in the event of termination of employment or change in control.

10.6 Previous Agreements. This Agreement supersedes all prior oral and written agreements between the Executive and Umpqua, or any affiliates or representatives of Umpqua regarding the subject matters set forth herein, including but not limited to the Centennial Agreement.

10.7 Waiver. No waiver of any provision of this Agreement shall be valid unless in writing, signed by the party against whom the waiver is sought to be enforced. The waiver of any breach of this Agreement or failure to enforce any provision of this Agreement shall not waive any later breach.

10.8 Assignment. The rights and obligations of Umpqua under this Agreement shall inure to the benefit of and be binding in each and every respect upon the direct and indirect successors and assigns of Umpqua, regardless of the manner in which the successors or assigns succeed to the interests or assets of Umpqua. This agreement shall not be terminated by the voluntary or involuntary dissolution of Umpqua, by any merger, consolidation or acquisition where Umpqua is not the surviving Umpqua, by any transfer of all or substantially all of Umpqua's assets, or by any other change in Umpqua's structure or the manner in which Umpqua's business or assets are held. In the event of any merger, consolidation or transfer of assets, this Agreement shall be binding upon and shall inure to the benefit of the surviving Umpqua or Umpqua to which the assets are transferred. This Agreement will inure to the benefit of and be enforceable by the Executive's personal or legal representatives, executors, administrators, successors, heirs, distributees and legatees.

10.9 Attorneys' Fees. If either party institutes a proceeding to enforce its rights under, or to recover damages for breach of, this Agreement, the prevailing party shall be awarded all costs and expenses of the proceeding, including, but not limited to, attorneys' fees, filing and service fees, witness fees, and arbitrator's fees. If arbitration is commenced, the arbitrator will have full authority and complete discretion to determine the "prevailing party" and the amount of costs and expenses to be awarded under this paragraph.

11. Term of Agreement. The term of this Agreement shall expire when Umpqua has paid the full amount of the Benefit owed under this Agreement or upon the occurrence of a Benefit Rights Termination Event.

12.    Advice of Counsel. Executive acknowledges that, in executing this Agreement, Executive has had the opportunity to seek the advice of independent legal counsel, and has read and understood all of the terms and provisions of this Agreement. This Agreement shall not be construed against any party by reason of the drafting or preparation hereof.

This Agreement is only effective if signed by Executive and returned to Umpqua on or before August 8, 2003.

IN WITNESS WHEREOF, the parties have executed this Restated Severance Agreement effective the date first stated above.

Umpqua Holdings Corporation:	Executive:

By: Barbara Baker, SVP-Human Resources	Steven L. Philpott

Signature	Signature

Date	Date

EXHIBIT 31.1

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
Date: November 12, 2003	/s/ Raymond P. Davis
Raymond P. Davis
President and Chief Executive Officer

EXHIBIT 31.2

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
Date: November 12, 2003	/s/ Daniel A. Sullivan
Daniel A. Sullivan
Executive Vice President
Chief Financial Officer

Exhibit 32

CERTIFICATION
OF
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

This certification is given by the undersigned Chief Executive Officer and Chief Financial Officer of Umpqua Holdings Corporation (the "registrant") pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Each of the undersigned hereby certifies, with respect to the registrant's quarterly report of Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), that:

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

November 12, 2003

EXHIBIT 99.1

RISK FACTORS

The following summarizes certain risks which management believes are specific to the Company's business. These should not be viewed as including all risks to the Company.

The integration of recently acquired banks may not be completed smoothly, which could result in loss of customers

In November 2002, we acquired Centennial Bancorp. At the time of the acquisition, its subsidiary, Centennial Bank, merged into our existing bank subsidiary under the name of "Umpqua Bank." Centennial Bank customers were accustomed to traditional bank branch facilities and services. Umpqua Bank has transformed itself from a traditional community bank into a community-oriented financial services retailer. In pursuing this strategy, we have remodeled many of the bank branches to resemble retail stores that include distinct physical areas or boutiques such as a "serious about service center," an "investment opportunity center" and "a computer cafe." Since the merger, we remodeled and converted two of the Centennial Bank branches in a similar fashion and we will remodel and convert two or three more over the coming year. This conversion will involve significant expenses, disrupt banking activities during the remodeling period, and will present a new look and feel to the banking services and products being offered. There is a risk that some of the existing customers will not stay with Umpqua Bank during the remodeling period or after the conversion is completed. Further, there may be delays in completing the conversion, which could cause confusion and disruption in the business of those branches.

Umpqua is pursuing an aggressive growth strategy which may place heavy demands on its management resources.

Umpqua is a dynamic organization that is one of the fastest-growing community financial services organizations in the United States. We merged with VRB Bancorp in December 2000, increasing our assets from approximately $435 million to $785 million; acquired Linn-Benton Bank and merged with Independent Financial Network, Inc. in December 2001, to add approximately $550 million in assets; and merged with Centennial Bancorp in November 2002 to add approximately $800 million in assets. We continue to explore other merger and acquisition opportunities. We expect that a substantial amount of management's attention and effort will be directed at deriving the benefits and efficiencies expected from past and future mergers. We have announced our intent to open seven new stores in 2004, to continue our growth strategy. If we pursue our strategy too aggressively, or if factors beyond management's control divert attention away from our integration plans, management may become over-taxed and we might be unable to realize some or all of the anticipated benefits. Moreover, the combined Company is dependent on the efforts of key personnel to achieve the synergies associated with our acquisitions. The loss of one or more of our key persons could have a material adverse effect upon our ability to achieve the anticipated benefits.

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

The restructuring and integration costs of the recent mergers could exceed estimates

This year, through September 30, we have incurred approximately $2.1 million in expenses relating to the Centennial Bancorp acquisition. Those expenses include additional system integration, store closing and remodeling, contract terminations, personnel expenses and disposal of duplicative equipment. Although we do not expect to incur significant additional merger-related costs, unanticipated costs and charges may arise. Additionally, the cost of remodeling the branches and training personnel could exceed estimates and might not result in increased banking activity, revenues or profits.

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

Although management believes that our allowance for credit losses at September 30, 2003 is adequate, no assurance can be given that an additional provision for credit losses will not be required. See Management's Discussion and Analysis of Financial Condition and Results of Operations - "Provision for Credit Losses" and "Allowance for Credit Losses."

A rapid change in interest rates could make it difficult to maintain our current interest income spread and could result in reduced earnings.

Our earnings are largely derived from net interest income, which is interest income and fees earned on loans and investments, less interest paid on deposits and other borrowings. Interest rates are highly sensitive to many factors that are beyond the control of our management, including general economic conditions and the policies of various governmental and regulatory authorities. As interest rates change, net interest income is affected. With fixed rate assets (such as fixed rate loans) and liabilities (such as certificates of deposit), the effect on net interest income depends on the maturity of the asset or liability. Although we strive to minimize interest rate risk through asset/liability management policies, from time to time maturities are not balanced. For example, the rapid drop in short term interest rates during 2002 made it difficult to reduce interest expense as rapidly as interest income fell on loans contractually tied to prime rate. More recently, the rapid increase in long term home mortgage interest rates caused a reduction in refinance activity and the sale of some previously "locked" loans at a loss. Any rapid increase in interest rates in the future could result in interest expense increasing faster than interest income because of fixed rate loans and longer-term investments. Further, substantially higher interest rates generally reduce loan demand and may result in lower loan totals. An unanticipated rapid decrease or increase in interest rates could have an adverse effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore on the level of net interest income.

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