Form 10-K
period 2003-12-31
UMPQUA HOLDINGS CORP
filed 2004-03-15
CIK 1077771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______

Commission file number: ______

Umpqua Holdings Corporation
(Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	93-1261319 (I.R.S. Employer Identification Number)

200 S.W. Market Street, Suite 1900, Portland, Oregon (Address of principal executive offices)	97201 (Zip Code)

Registrant's telephone number, including area code:503-546-2490

Securities registered pursuant to Section 12(b) of the Act: None	Name of exchange on which registered: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes     X         No ___

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X         No ___

Indicate by check mark if disclosure of delinquent filing pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of common stock held by non-affiliates was $499,646,170 on June 30, 2003 (the last business day of our most recently completed second quarter), based on the sale price of such stock on such date as reported by the NASDAQ National Market System.

As of March 1, 2004, there were 28,460,278 shares of common stock outstanding.

Documents Incorporated by Reference:

Portions of the 2003 Annual Report to Shareholders are incorporated by reference in Part II hereof. Portions of Umpqua's definitive proxy statement for the 2004 annual meeting of shareholders (to be filed hereafter) are incorporated by reference in Part III hereof.

PART I

Item 1. Business

Introduction

     Umpqua Holdings Corporation, an Oregon corporation, is a financial holding company formed in March 1999. At that time, we acquired 100% of the outstanding shares of South Umpqua Bank, an Oregon state-chartered bank formed in 1953. We became a financial holding company in March 2000 under the Gramm-Leach-Bliley Act.

     Through a succession of mergers with VRB Bancorp ($348 million), Linn-Benton Bank ($119 million) and Independent Financial Network, Inc. ($440 million) in 2000 and 2001, we expanded the company's footprint in southern Oregon, the Oregon coast and north along the I-5 corridor in the Willamette Valley.

     On November 15, 2002, we completed a merger with Centennial Bancorp ("Centennial"), the holding company of Centennial Bank. Centennial Bank operated 22 branches in Eugene, Springfield, Cottage Grove, and Salem, Oregon, and in the Portland, Oregon metropolitan area including Vancouver, Washington. The Centennial merger increased assets by about $840 million and Centennial was successfully integrated into our operations during 2003.

     We are headquartered in Portland, Oregon, and engage primarily in the business of commercial and retail banking and the delivery of retail brokerage services. We provide a wide range of banking, asset management, mortgage banking, and other financial services to corporate, institutional and individual customers through our wholly owned banking subsidiary Umpqua Bank. We engage in the retail brokerage business through our wholly owned subsidiary Strand, Atkinson, Williams & York, Inc. ("Strand Atkinson"). Along with our subsidiaries, we are subject to the regulations of state and federal agencies and undergo periodic examinations by these regulatory agencies. See "Supervision and Regulation."

     We are one of the most innovative community banks in the United States, combining a retail product delivery approach with an emphasis on quality-assured personal service. We are the largest community bank in the state of Oregon, currently operating stores in Benton, Clackamas, Coos, Curry, Douglas, Jackson, Josephine, Lane, Lincoln, Linn, Marion, Multnomah and Washington Counties in Oregon and in Clark County, Washington. At December 31, 2003, we had assets of over $2.9 billion and deposits of approximately $2.4 billion.

     Since 1995, we transformed Umpqua Bank from a traditional community bank into a community-oriented financial services retailer by implementing a variety of retail marketing strategies to increase revenue and differentiate ourselves from our competition.

     Strand Atkinson is a registered broker-dealer and investment advisor with offices in Portland, Salem, Eugene, Roseburg and Medford, Oregon, and Kalama, Washington, and offers a full range of investment products and services including:

  Stocks
  Fixed Income Securities (municipal, corporate, and government bonds, CDs, money market instruments)
  Mutual Funds
  Annuities
  Options
  Retirement Planning
  Money Management Services
  Life Insurance, Disability Insurance and Medical Supplement Policies

Business Strategy

     Our objective is to become the leading community-oriented financial services retailer throughout the Pacific Northwest. We plan to expand our market from Seattle to Sacramento, primarily along the I-5 corridor. We intend to continue to grow our assets and increase profitability and shareholder value by differentiating ourselves from competitors through the following strategy:

      Capitalize On Innovative Product Delivery System. Our philosophy has been to develop an environment for the customer that makes the banking experience an enjoyable one. With this approach in mind, Umpqua Bank developed a unique store concept that offers "one-stop" shopping and that includes distinct physical areas or boutiques, such as a "serious about service center," an "investment opportunity center" and a "computer café," which make Umpqua Bank's products and services more tangible and accessible. We opened Umpqua Bank's next generation prototype store in April 2003 in Portland, Oregon's Pearl District. This new store was an immediate success, building to over $28 million in deposits at the end of December 2003. Also in 2003, in Eugene, we remodeled the Eugene Main store and we relocated and rebuilt the Valley River store, completing a project started by Centennial, to fit this new prototype and we plan to continue remodeling existing stores in urban locations to further our retail vision.

     During 2004, we plan to build or begin construction on five new stores: two in the Medford area, one in the Bend area and two in the Portland area, each of which will incorporate features of our next generation prototype store.

      Deliver Superior Quality Service. We insist on quality service as an integral part of our culture, from the board of directors to our new sales associates. We believe we are among the first banks to introduce a measurable quality service program. Under our "return on quality" program introduced in 1995, each sales associate's and store's performance is evaluated monthly based on specific measurable factors such as the "sales effectiveness ratio" that totals the average number of banking products purchased by each new customer. The evaluations also encompass factors such as the number of referrals generated for the sale of investment products, the number of new loans and deposits generated in each store, reports by incognito "mystery shoppers" and customer surveys. Based on scores achieved, the "return on quality" program rewards both individual sales associates and store teams with financial incentives. Through such programs, we believe we can measure the quality of service provided to our customers and maintain employee focus on quality customer service.

      Establish Strong Brand Awareness. As a financial services retailer, we devote considerable resources to developing the "Umpqua Bank" brand. This campaign has included the redesign of the corporate logo to emphasize our geographical origin, and promotion of the brand in advertising and merchandise bearing the Umpqua Bank logo, such as mugs, tee-shirts, hats, umbrellas and bags of custom roasted coffee beans. The store's unique "look and feel" and innovative product displays help position us as an innovative, customer friendly retailer of financial products and services. We build consumer preference for our products and services through strong brand awareness.

      Use Technology to Expand Customer Base. Although our strategy will continue to emphasize superior personal service, we continue to expand user-friendly, technology-based systems to attract customers that may prefer to interact with their financial institution electronically. We offer technology-based services including voice response banking, debit cards, automatic payroll deposit programs, "ibank@Umpqua" online banking, bill pay and cash management, advanced function ATMs and an internet web site. We believe the availability of both traditional bank services and electronic banking services enhances our ability to attract a broad range of customers.

      Increase Market Share in Existing Markets and Expand Into New Markets. As a result of our innovative retail product orientation, measurable quality service program and strong brand awareness, we believe that there is significant potential to increase business with current customers, to attract new customers in our existing markets and to enter new markets.

     Umpqua Bank is now the largest community bank in Oregon and we rank among the largest community banks headquartered in the Pacific Northwest. From time to time, we have discussions with other institutions about the possibility of acquiring other banks. We plan on pursuing further acquisition discussions and opening new stores to expand into other markets.

Marketing and Sales

     Our goal of increasing our share of financial services in our market areas is driven by a marketing plan comprising the following key components.

     Media Advertising. Over the years, we have introduced several comprehensive media advertising campaigns. These campaigns augment our goal of strengthening the "Umpqua Bank" brand image and heightening public awareness of our innovative product delivery system. Campaign slogans such as "The Banking Revolution," "Expect the Unexpected," and "Different for a Reason" were designed to showcase our innovative style of banking, as well as our commitment to providing quality service to our customers. Our campaigns utilize various forms of media, including television, radio, print, billboards and direct mail flyers and letters.

      Retail Store Concept. As a financial services provider, we believe that the store environment is critical to successfully market and sell products and services. Retailers traditionally have displayed merchandise within their stores to encourage customers to purchase their products. Purchases are made on the spur of the moment due to the products' availability and attractiveness.Umpqua Bank believes this same concept can be applied to financial institutions and accordingly displays financial services and products through tactile merchandising within our stores. Unlike many financial institutions whose strategy is to discourage customers from visiting their facilities in favor of ATMs or other forms of electronic banking, we encourage customers to visit our stores, where they are greeted by well-trained sales associates, and encouraged to browse and to make "impulse buys." The new prototype store includes features like wireless laptop computers customers can check out, opening rooms with fresh fruit and refrigerated beverages, and innovative products like the Community Interest Account that pays interest to non-profit organizations. We host a variety of after-hours events, from poetry readings to seminars on how to build an art collection.

      Neighborhood Stores. To bring financial services to our customers in a cost-effective way, we have created "neighborhood stores." We build these facilities near high volume traffic areas, close to neighborhood shopping centers. These stand-alone stores are, on average, approximately 1,100 to 3,000 square feet in size and include many of the features of the retail store described above. To strengthen brand recognition, all neighborhood stores are nearly identical in appearance.

      Sales Culture. Although a successful marketing program will attract customers to visit our stores, a sales environment and a well-trained sales team are critical to selling our products and services. We believe that our sales culture has become well established throughout the organization due to the unique facility design and our ongoing training of sales associates on all aspects of sales and service. We train our sales associates in our own "World's Greatest Bank University" and pay commissions for the sale of Umpqua Bank's products and services. Construction is complete on our new training center facility in Roseburg and it will be the site of our 2004 annual shareholder meeting. This sales culture has helped transform us from a traditional community bank to a nationally recognized marketing company focused on selling financial products and services.

Products and Services

     We offer a full array of financial products to meet the banking needs of our market area and targeted customers. To ensure the ongoing viability of its product offerings, we regularly examine the desirability and profitability of existing and potential new products. To make it easy for new prospective customers to bank with Umpqua Bank and access its products, we offer a "Switch Kit," which allows a customer to open a primary checking account with Umpqua Bank in less than four minutes. Other avenues through which customers can access our products include our web site, internet banking through the "ibank@Umpqua" program, and our 24-hour telephone voice response system.

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

      Retail Investment Services. Strand Atkinson, our retail brokerage firm, provides a full range of brokerage services including equity and fixed income products, mutual funds, annuities, options, retirement planning, and money management services. Additionally, Strand Atkinson offers life insurance, disability insurance and medical supplement policies. At the end of 2003, Strand Atkinson had five stand-alone retail brokerage offices with 54 series 7 licensees as sales professionals. As of December 31, 2003, Strand Atkinson offices staffed by licensed Strand professionals were located in eight Umpqua Bank stores. Most Umpqua Bank stores have "Investment Opportunity Centers" that promote Strand Atkinson's products and services. Licensed Strand Atkinson professionals will make special arrangements to meet customers in any of our Umpqua Bank stores.

      Private Client Services. Our Private Client Services division provides integrated banking and investment products and services by coordinating the offerings of Umpqua Bank and Strand Atkinson in serving high value customers. The

"Prosperity" suite of products includes 24-hour access to a private client executive, courier service, premium rates on deposit and loan products, brokerage accounts and portfolio management.

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

     Our primary competitors also include non-bank financial services providers, such as credit unions, brokerage firms, insurance companies and mortgage companies. As the industry becomes increasingly dependent on and oriented toward technology-driven delivery systems, permitting transactions to be conducted by telephone, computer and the internet, such non-bank institutions are able to attract funds and provide lending and other financial services even without offices located in our primary service area. Some insurance companies and brokerage firms compete for deposits by offering rates that are higher than may be appropriate for the bank in relation to its asset/liability objectives. However, we offer a wide array of deposit products and believe we can compete effectively through select rate-driven product promotions. We also compete with full service investment firms for non-bank financial products and services offered by Strand Atkinson.

     Credit unions present a significant competitive challenge for our banking services and products. As credit unions currently enjoy an exemption from income tax, they are able to offer higher deposit rates and lower loan rates than we can on a comparable basis. Credit unions are also not currently subject to certain regulatory constraints, such as the Community Reinvestment Act, which, among other things, requires us to implement procedures to make and monitor loans throughout the communities we serve. Adhering to such regulatory requirements raises the costs associated with our lending activities, and reduces potential operating profits. Accordingly, we seek to compete by focusing on building customer relations, providing superior service and offering a wide variety of commercial banking products that do not compete directly with products and services offered by the credit unions, such as commercial real estate loans, inventory and accounts receivable financing, and some SBA program loans for qualified businesses.

Market Area

     We accept deposits and make loans primarily along the I-5 corridor throughout Oregon in Benton, Clackamas, Douglas, Jackson, Josephine, Lane, Linn, Marion, Multnomah and Washington Counties, in Southwest Washington in Clark County, and along the Southern Oregon Coast in Coos, Curry, Douglas, Lane and Lincoln Counties. As a community bank, our local focus gives a competitive advantage over our national competitors.

     Many of our stores are located in markets that have experienced growth below statewide averages and the economy of Oregon is particularly sensitive to changes in the demand for forest and high technology products. Currently, Oregon suffers from one of the highest unemployment rates in the nation as a lingering result of the recent slowdown in those business segments.

Employees

     As of December 31, 2003, we had a total of 903 full-time equivalent employees at Umpqua Bank plus 75 full-time equivalent employees at Strand Atkinson. None of the employees are subject to a collective bargaining agreement. We believe we have a good relationship with our employees.

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

     Holding Company Regulation. We are registered financial holding company under the Gramm-Leach-Bliley Act of 1999 (the "GLB Act"), and are subject to the supervision of, and regulation by, the Board of Governors of the Federal Reserve System (the "Federal Reserve"). As a financial holding company, we are examined by and file reports with the Federal Reserve.

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

     The Federal Reserve Act and related Regulation W limit the amount of certain loan and investment transactions between Umpqua Bank and its affiliates, require certain levels of collateral for such loans, and limit the amount of advances to third parties that may be collateralized by the securities of Umpqua or its subsidiaries. The GLB Act requires that certain transactions between Umpqua Bank and its affiliates may be on terms substantially the same, or at least as favorable to Umpqua Bank, as those prevailing at the time for comparable transactions with or involving nonaffiliated companies or, in the absence of comparable transactions, on terms and under circumstances, including credit standards, that in good faith would be offered to or would apply to nonaffiliated companies. Umpqua and its subsidiaries have adopted an Affiliate Transactions Policy and have entered into an Affiliate Tax Sharing Agreement.

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

      Deposit Insurance. Umpqua Bank's deposits are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF"), administered by the FDIC. Umpqua Bank is required to pay semi-annual deposit insurance premium assessments to the FDIC. Assessments are based on how much risk a bank is deemed to present to the BIF. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or involving a higher degree of supervisory concern. Umpqua Bank qualifies for the lowest premium level, and currently pays only the statutory minimum rate. However, if the BIF's reserve ratio falls below required levels, the fund may increase assessments for all institutions.

     Dividends. Dividends paid by Umpqua Bank and Strand Atkinson provide substantially all of Umpqua's cash flow. Under the Oregon Bank Act, and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), Umpqua Bank is subject to restrictions on the payment of cash dividends to its parent company. A bank may not pay cash dividends if that payment would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. In addition, the amount of the dividend may not be greater than net unreserved retained earnings, after first deducting to the extent not already charged against earnings or reflected in a reserve, all bad debts, which are debts on which interest is unpaid and past due at least six months; all other assets charged off as required by the Oregon Director or state or federal examiner; and all accrued expenses, interest and taxes.

     In addition, the appropriate regulatory authorities are authorized to prohibit banks and bank holding companies from paying dividends that would constitute an unsafe or unsound banking practice. We are not currently subject to any regulatory restrictions on dividends other than those noted above.

     Capital Adequacy. The federal and state bank regulatory agencies use capital adequacy guidelines in their examination and regulation of holding companies and banks. If capital falls below the minimum levels established by these guidelines, a holding company or a bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open new facilities.

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

     FDICIA requires federal banking regulators to take "prompt corrective action" with respect to a capital-deficient institution, including requiring a capital restoration plan and restricting certain growth activities of the institution. Umpqua could be required to guarantee any such capital restoration plan required of Umpqua Bank if Umpqua Bank became undercapitalized.

     Pursuant to FDICIA, regulations were adopted defining five capital levels: well capitalized, adequately capitalized, undercapitalized, severely undercapitalized and critically undercapitalized. Under the regulations, Umpqua Bank is considered "well capitalized."

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

     Of particular significance Congress enacted the GLB Act in November 1999. The GLB Act repealed sections of the Banking Act of 1933, commonly referred to as the Glass-Steagall Act, that prohibited banks from engaging in securities activities, and prohibited securities firms from engaging in banking. The GLB Act created a new form of holding company, known as a financial holding company, that is permitted to acquire subsidiaries that are variously engaged in banking, securities underwriting and dealing, and insurance underwriting.

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

     Legislation enacted by Congress in 1995 permits interstate banking and branching, which allows banks to expand nationwide through acquisition, consolidation or merger. Under this law, an adequately capitalized bank holding company may acquire banks in any state or merge banks across state lines if permitted by state law. Further, banks may establish and operate branches in any state subject to the restrictions of applicable state law. Under Oregon law, an out-of-state bank or bank holding company may merge with or acquire an Oregon state chartered bank or bank holding company if the Oregon bank, or in the case of a bank holding company, the subsidiary bank, has been in existence for a minimum of three years, and the law of the state in which the acquiring bank is located permits such merger. Branches may not be acquired or opened separately, but once an out-of-state bank has acquired branches in Oregon, either through a merger with or acquisition of substantially all the assets of an Oregon bank, the acquirer may open additional branches. Umpqua Bank now has the ability to open additional de novo branches in the states of Oregon and Washington.

     Anti-Terrorism Legislation. October 26, 2001, President Bush signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism ("USA Patriot Act") of 2001 into law. Among other things, the USA Patriot Act:

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

     The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and regulation of the relationship between a board of directors and management and between a board of directors and its committees.

The Sarbanes-Oxley Act provides for, among other things:

  a prohibition on personal loans byUmpqua to its directors and executive officers except loans made by its subsidiary, Umpqua Bank;
  independence requirements for Board audit committee members and our auditors;
  certification of Exchange Act reports by the chief executive officer and the chief financial officer;
  disclosure of off-balance sheet transactions;
  expedited reporting of stock transactions by insiders; and
  increased criminal penalties for violations of securities laws.

     The SEC has adopted regulations to implement various provisions of the Sarbanes-Oxley Act, including disclosures in periodic filings pursuant to the Exchange Act. Also, in response to the Sarbanes-Oxley Act, the NASD adopted new standards for listed companies. While we believe the Sarbanes-Oxley Act will increase our reporting and compliance expenses, we do not believe that the Act will have a material adverse effect on our business and operations.

Item 2. Properties

     Our main office and Strand Atkinson's main office are located in Portland, Oregon. Umpqua Bank's main office is in Roseburg, Oregon. We conduct our business through Umpqua Bank's financial stores and Strand Atkinson's five stand-alone offices throughout our market area. As of December 31, 2003, Umpqua Bank operated 57 full-service financial stores and seven limited service retirement community stores. Our primary facilities are listed below:

Location	Owned	Leased	Ground Lease	Total

Albany, OR	1B			1
Ashland, OR	1B			1

Bandon, OR	1B			1

Beaverton, OR	1B			1

Bend, OR		1B		1

Brookings, OR		1B		1

Canyonville, OR	1B			1

Central Point, OR	1B			1

Clackamas, OR		1B		1

Coos Bay, OR	1B			1

Coquille, OR	1B			1

Corvallis, OR			1B	1

Cottage Grove, OR	1B			1

Eugene, OR	2B	1S, 1B	2B	6

Glendale, OR			1B	1

Grants Pass, OR	3B		1B	4

Gresham, OR		1B		1

Kalama, WA		1S		1

Lake Oswego, OR		1B		1

Lebanon, OR	1B			1

Medford, OR	2B	1S, 1B		4

Merlin, OR			1B	1

Myrtle Creek, OR	1B			1

Myrtle Point, OR	1B			1

Newport, OR		1B		1

North Bend, OR		1B		1

Phoenix, OR	1B			1

Portland, OR		1S, 1H, 9B		11

Reedsport, OR	1B			1

Rogue River, OR	1B			1

Roseburg, OR	2B	1B		3

Salem, OR	1B	1S, 1B	1B	4

Springfield, OR	2B	1B		3

Sutherlin, OR	1B			1
Sweet Home, OR	1B			1
Talent, OR		1B		1
Tangent, OR		1B		1
Tigard, OR			1B	1
Vancouver, WA	2B			2
Waldport, OR	1B			1
Totals	32	29	8	69
B = Umpqua Bank
S = Strand Atkinson
H = Umpqua Holdings

     Six of our Portland stores and our Lake Oswego store are located in retirement community centers that serve only residents of the center. Our retirement community stores are located within managed care facilities and operate with limited hours to meet the needs of those residents. All of the stores except our retirement community stores have automated teller machines and most have drive-up windows. Lease terms range from 1 to 50 years with varying renewal options. Our stores range in size from approximately 1,100 square feet to slightly more than 6,000 square feet. Some of our stores are located in larger buildings that house administrative back-room operations. We conduct data processing and other administrative operations in other leased and owned facilities.

     We completed construction of our Roseburg training facility in early 2004. We are constructing a new data center in Gresham. We currently operate two data centers, one in Medford at the Poplar store and one near the Portland airport. Additionally, we still retain some network data center services in Roseburg. All of these facilities will be relocated into the new data center in Gresham.

     As of December 31, 2003, Strand Atkinson leased stand-alone offices in Portland, Salem, Eugene and Medford, Oregon, and Kalama, Washington. As of that date, Strand Atkinson operated offices in Umpqua Bank stores in the following cities: Roseburg, Central Point, Coos Bay, Eugene, Grants Pass and Salem, Oregon, and Vancouver, Washington. We lease Umpqua's corporate headquarters in Portland, Oregon.

Item 3. Legal Proceedings

     Because of the nature of our business, we are involved in legal proceedings in the regular course of business. At this time, we do not believe that there is pending litigation the unfavorable outcome of which would result in a material adverse change to our financial condition, results of operations or cash flows.

Item 4. Submissions of Matters to a Vote of Securities Holders

(a)	Not Applicable.
(b)	Not Applicable.
(c)	Not Applicable.
(d)	Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

STOCK PRICE AND DIVIDEND HISTORY

     Our Common Stock is traded over-the-counter on the NASDAQ Stock Market National Market System under the symbol "UMPQ." The following lists the high and low sales prices for each period, as adjusted for subsequent stock dividends and stock splits. Prices do not include retail mark-ups, mark-downs or commissions:

	High Sales Price	Low Sales Price	Cash Dividend
	For Period	for Period	Declared
2003
First Quarter	$20.50	$16.25	$0.04
Second Quarter	$21.12	$17.95	$0.04
Third Quarter	$19.75	$18.15	$0.04
Fourth Quarter	$22.21	$18.90	$0.04

2002
First Quarter	$16.25	$11.90	$0.04
Second Quarter	$18.50	$14.05	$0.04
Third Quarter	$18.68	$14.26	$0.04
Fourth Quarter	$18.50	$13.65	$0.04

As of March 4, 2004, our common stock was held of record by approximately 2,298 shareholders, a number that does not include beneficial owners who hold shares in "street name", or shareholders from previously acquired companies that have not exchanged their stock.

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

Item 6. Selected Financial Data

The response to this item is incorporated by reference to Umpqua's 2003 Annual Report to Shareholders, see

Financial Highlights, pages 3 through 19.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

     The response to this item is incorporated by reference to Umpqua's 2003 Annual Report to Shareholders, pages 2 through 19.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The information called for by this item is incorporated by reference to Umpqua's 2003 Annual Report to Shareholders, see Market Risk, pages 17 through 19.

Item 8. Financial Statements and Supplementary Data

     The financial statements called for by this item are incorporated by reference to Umpqua's 2003 Annual Report to Shareholders, pages 20 through 50.

Item 9. Changes in and Disagreements with Accountants

Not applicable.

Item 9A. Controls and Procedures

     On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b of the Securities Exchange Act of 1934. Our Disclosure Control Committee operates under a charter that was approved by our Audit and Compliance Committee. Most recently, in February 2004, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

     Although we change and improve our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the fourth quarter 2003 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

     There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The response to this item is incorporated by reference to Umpqua's Proxy Statement for the 2004 annual meeting of shareholders scheduled for April 29, 2004, under the captions "Election of Directors" and "Executive Officers."

Item 11. Executive Compensation

     The response to this item is incorporated by reference to Umpqua's Proxy Statement for the 2004 annual meeting of shareholders scheduled for April 29, 2004, under the caption "Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The response to this item is incorporated by reference to Umpqua's Proxy Statement for the 2004 annual meeting of shareholders scheduled for April 29, 2004, under the caption "Security Ownership of Management and Others."

Item 13. Certain Relationships and Related Transactions

     The response to this item is incorporated by reference to Umpqua's Proxy Statement for the 2004 annual meeting of shareholders scheduled for April 29, 2004, under the caption "Transactions with Directors and Officers."

Item 14. Principal Accounting Fees and Services

     The response to this item is incorporated by reference to Umpqua's Proxy Statement for the 2004 annual meeting of shareholders scheduled for April 29, 2004, under the caption "Independent Auditors".

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	(1) Financial Statements: The consolidated financial statements are incorporated by reference to pages 20 through 50 of Umpqua's 2003 Annual Report to Shareholders.
(2)	Financial Statement Schedules:
All schedules have been omitted because the information is not required, not applicable, not present in amounts sufficient to require submission of the schedule, or is included in the financial statements or notes thereto.

(b)	Reports on Form 8-K:
Umpqua Holdings filed the following reports on Form 8-K during the 4th quarter of 2003.

(1)	Report filed October 14, 2003. Items included:
Item 12. Results of Operation and Financial Condition. The report included a press release announcing Umpqua Holdings Corporation'sthird quarter 2003 financial results and unaudited consolidated financial statements for the nine months ended September 30, 2003.

(2)	Report filed December 19, 2003. Items included:
Item 9. Regulation FD Disclosure. The report included a press release announcing a cash dividend to shareholders for the fourth quarter 2003 and scheduling its quarterly investor conference call. The press release was not filed, but was furnished pursuant to Regulation FD.

(c)	The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed on the Index of Exhibits to this annual report on Form 10-K on sequential page 16.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Umpqua Holdings Corporation has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 12,  2004.

UMPQUA HOLDINGS CORPORATION (Registrant)

By:	/s/ Raymond P. Davis	Date: March 12, 2004
Raymond P. Davis, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Scott Chambers	Date: March 12, 2004
Scott Chambers, Director

By:	/s/ James Coleman	Date: March 12, 2004
James Coleman, Director

By:	/s/ Raymond Davis	Date: March 12, 2004
Raymond Davis, President, CEO, Director

By:	/s/ Gary M. DeStefano	Date: March 12, 2004
Gary M. DeStefano, Director

By:	/s/ Allyn Ford	Date: March 12, 2004
Allyn Ford, Chairman

By:	/s/ David Forhnmayer	Date: March 12, 2004
David Frohnmayer, Director

By:	/s/ Dan Giustina	Date: March 12, 2004
Dan Giustina, Director

By:	/s/ Diane E. Goldschmidt	Date: March 12, 2004
Diana E. Goldschmidt, Director

By:	/s/ Lynn Herbert	Date: March 12, 2004
Lynn Herbert, Director

By:		Date: March ___, 2004
Katherine Keene, Director

By:		Date: March ___, 2004
William Lansing, Director

By:	/s/ Daniel Sullivan	Date: March 12, 2004
Daniel Sullivan, Executive Vice President Chief Financial Officer, Principal Accounting Officer

EXHIBIT INDEX

Exhibit
3.1	(a) Articles of Incorporation, as amended
3.2	(b) Bylaws
4.0	(b) Specimen Stock Certificate
10.1	(c) Employment Agreement dated effective July 1, 2003 for Raymond P. Davis
10.2	(c) Supplemental Executive Retirement Plan dated effective July 1, 2003 for Raymond P. Davis
10.3	(d) Restricted Stock Agreements dated September 30, 2003 under which shares were awarded to the following executive officers: Brad F. Copeland, EVP/CCO, David M. Edson, President-
Commercial Banking, Daniel A. Sullivan, EVP/CFO, Barbara Baker, SVP-HR Director and
Steven L Philpott, EVP/ General Counsel
10.4	(e) Nonqualified Stock Option Agreements dated September 30, 2003 under which options to purchase the shares were awarded to the following executive officers: Brad F. Copeland,
EVP/CCO, David M. Edson, President-Commercial Banking and Daniel A. Sullivan, EVP/CFO
10.5	(f) Terms of Employment and Severance Agreements dated effective September 15, 2003 with the following executive officers: Brad F. Copeland, EVP/CCO, David M. Edson, President-
Commercial Banking, Daniel A. Sullivan, EVP/CFO and Barbara Baker, SVP- HR Director
10.6	(g) Restated Severance Agreement effective August 1, 2003 with Steven L. Philpott
10.7	(h) Umpqua Holdings Corporation Director Compensation Plan
10.8	(i) Umpqua Holdings Corporation 2003 Stock Incentive Plan
10.9	Addendum to Supplemental Executive Retirement Plan for Raymond P. Davis
15	2003 Annual Report to Shareholders
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Auditors
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Risk Factors

(a)	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed September 9, 2002
(b)	Incorporated by reference to the Registration Statement on Form S-8 (No. 333-77259) filed with the SEC on April 28, 1999
(c)	Incorporated by reference to Exhibit 10.4 and 10.5 to Form 10-Q filed August 14, 2003
(d)	Incorporated by reference to Exhibit 10.3 to Form 10-Q filed November 14, 2003
(e)	Incorporated by reference to Exhibit 10.4 to Form 10-Q filed November 14, 2003
(f)	Incorporated by reference to Exhibit 10.5 to Form 10-Q filed November 14, 2003
(g)	Incorporated by reference to Exhibit 10.6 to Form 10-Q filed November 14, 2003
(h)	Incorporated by reference to Exhibit 10.4 to Form 10-K filed March 31, 2003
(i)	Incorporated by reference to Appendix A to Definitive 14-A filed March 27, 2003

EXHIBIT 10.9

UMPQUA HOLDINGS CORPORATION

Addendum to
Supplemental Executive Retirement Plan
for
Ray Davis

     The undersigned are parties to a Supplemental Executive Retirement Plan dated effective July 1, 2003 (the "SERP"). After the execution of the SERP, a question arose regarding the method by which the amount of the Account was to be determined. The following clarifies the intent of the parties and is consistent with the pro forma schedules provided at the time the SERP was approved and executed.

    The parties agree to replace the definition of "Account" set forth in Section 2.1 of the SERP with the following:

"Account" means the separate bookkeeping account established for Participant on the books of Umpqua for the purpose of recording the amounts of supplemental retirement benefits accrued for Participant pursuant to the provisions of this Plan as if the Plan were accounted for in accordance with Statement of Financial Accounting Standards No. 87.

Dated effective July 1, 2003.

Umpqua Holdings Corporation

By: /s/ William Lansing
Its: Chairman, Compensation Committee

/s/Raymond P. Davis
Raymond P. Davis, Participant

EXHIBIT 15
UMPQUA HOLDINGS CORPORATION

2003 ANNUAL REPORT

TABLE OF CONTENTS

Page
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION & RESULTS OF OPERATIONS	2-19

INDEPENDENT AUDITORS' REPORT	21

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS

ENDED DECEMBER 31, 2003, 2002 AND 2001:

Consolidated Balance Sheets	22

Consolidated Statements of Income	23

Consolidated Statements of Changes in Shareholders' Equity	24

Consolidated Statements of Cash Flows	25

Notes to Consolidated Financial Statements	26-50

Annual Report Page 1

Management's Discussion & Analysis Of Financial Condition & Results Of Operations

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report includes forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that expressly or implicitly predict future results, performance or events are forward-looking statements. The words "anticipate," "believe," "expect", "estimate," and "intend" and words or phrases of similar meaning, are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause or contribute to those differences include, but are not limited to, the following: general economic conditions, either nationally or regionally that could result in increased loan losses, interest rate fluctuations, pricing pressure and other competitive factors, potential delays or problems with integrating prior acquisitions, the ability to attract new deposits and loans, changes in legal or regulatory requirements, competition in the retail brokerage industry and general stock market conditions, changes in technology and other factors described in Exhibit 99.1 to our Form 10-K and other Company reports and statements. Readers are encouraged to review the notes that accompany this report and are cautioned not to place undue reliance on forward-looking statements. The Company does not intend to update these forward-looking statements. All written and oral forward-looking statements attributable to the Company and/or persons acting on its behalf are expressly qualified by this disclosure.

OVERVIEW

Umpqua Holdings Corporation (the "Company") is a financial holding company headquartered in Portland, Oregon. It is the parent company of Umpqua Bank, a state-chartered commercial bank (the "Bank") and Strand, Atkinson, Williams & York, Inc. ("Strand") a retail brokerage firm. The Company provides financial solutions for its customers along the Interstate 5 corridor from Ashland through Portland, Oregon, along the Oregon coast and in Southwest Washington State. The Company's strategy is to differentiate itself through superior customer service, innovative product delivery and the establishment of strong brand awareness and customer loyalty.

The Company enjoyed another successful year in 2003 highlighted by the following:

  Completed the integration of Centennial Bancorp ("Centennial" or "CEBC") into the operations and culture of the Company. All integration steps were completed on time and without customer disruption. Signage, data processing conversion and personnel integration to the Company's culture were completed.
  Achieved a 38% reduction in non-performing assets through active credit management of problem loans. The allowance for credit losses was $25.4 million at December 31, 2003, or 1.27% of total loans and leases and 229% of non-performing loans.
  Achieved 13% growth in loans and leases, 13% growth in deposits and 16% growth in total assets. This growth was 100% internally generated as there were no acquisitions in 2003. Total assets, loans and leases, and deposits were $2.96 billion, $2.00 billion and $2.38 billion at December 31, 2003, respectively.

• Opened our new concept store to rave reviews in Portland in March 2003. Deposits totaled $28.7 million in this new store at December 31, 2003, nine months later.

• Issued $20 million in trust preferred securities to strengthen regulatory capital.

The Company also faced significant challenges in 2003, the most critical of which was the compression of the net interest margin. Market interest rates remained at historically low levels throughout 2003 which continued to put pressure on the yield on interest-earning assets as higher yielding assets matured and were replaced with lower-yielding assets and existing customers refinanced their borrowings. In response to this challenge, management aggressively managed down the cost of its interest-bearing liabilities.

ACQUISITIONS

On November 15, 2002 the Company acquired Centennial Bancorp. The acquisition was accounted for using the purchase method of accounting and accordingly, the assets and liabilities were recorded based on their fair values at the acquisition date. The merger expanded the Company's presence in the Eugene market with the addition of four stores, in Portland with the addition of Centennial's six Portland metropolitan area offices including two offices in Vancouver, Washington and offices in seven Portland-area retirement centers. Total CEBC assets on November 15, 2002 were approximately $843 million and the total value of the transaction, both cash and stock, was approximately $217.3 million.

In 2001, the Company merged with Independent Financial Network ("INFN") and Linn Benton Bank ("LBB"). The INFN merger was accounted for using the pooling-of-interests method of accounting and accordingly the assets, liabilities and results of operations of the Companies were combined on a historical cost basis. Additionally, all historical financial data has been restated to reflect the merger. The LBB acquisition was accounted for using the purchase method of accounting and accordingly the assets and liabilities of LBB were recorded based on their fair values.

BROKERAGE SUBSIDIARY

Strand, Atkinson, Williams & York, Inc. ("Strand"), the Company's full-service retail brokeragesubsidiary, operates through offices in Portland, Eugene, Medford and Salem, Oregon and Kalama, Washington. Additionally, Strand maintains a full-time presence in eight of the Bank's stores. The firm managed over $2 billion in client assets at December 31, 2003 and produced over $9.78 million in gross revenue during 2003.

Annual Report Page 2

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

The allowance for credit losses is established to absorb known and inherent losses attributable to loans and leases outstanding. The adequacy of the allowance is monitored on an ongoing basis and is based on management's evaluation of numerous factors.These factors include the credit quality of the current loan portfolio, the trend in the loan portfolio's risk ratings, current economic conditions, loan concentrations, loan growth rates, past due and non-performing trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information. Approximately 69% of the Company's loan portfoliois secured by real estate and a significant depreciation in real estate values in Oregon would cause management to increase the allowance for credit losses.

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

Retained mortgage servicing rights are measured by allocating the carrying value of the loans between the assets sold and the interest retained, based on the relative fair value at the date of the sale. The fair market values are determined using a discounted cash flow model. Mortgage servicing assets are amortized over the expected life of the servicing asset and are evaluated periodically for impairment. The expected life of the servicing asset can vary from management's estimates due to prepayments by borrowers. Prepayments in excess of management's estimates would negatively impact the recorded value of the mortgage servicing rights. The value of the mortgage servicing rights is also dependent upon the discount rate used in the model. Management reviews this rate on an ongoing basis based on current market rates. A significant increase in the discount rate would negatively impact the value of mortgage servicing rights.

At December 31, 2003 the Company had approximately $160 million in goodwill and other intangible assets as a result of business combinations. The Company adopted Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. In accordance with the standard, goodwill and other intangibles with indefinite lives are no longer being amortized but instead will be tested for impairment on an annual basis or more frequently if impairment indicators arise. Management has completed impairment testing for the Company's intangibles with indefinite lives and determined that there was no impairment.

Periodically, and in the ordinary course of business, various claims and lawsuits are brought by and against the Company. As of the date of this Annual Report, the Company was not a party to any legal proceedings management believes are material. There can be no assurance that all unasserted potential claims are known to us at any point in time.

Management classifies certain non-capitalizable costs that are a result of the Company's merger activities as merger related expenses. Merger related expenses included severance and employee relocation expenses, costs of closing duplicate facilities, conversion related expenses, contract termination costs, and marketing and communication expenses.

FINANCIAL HIGHLIGHTS

The Company earned $34.1 million for the year ended December 31, 2003, a 155% increase over the same period in 2002. A significant portion of this increase was due to the Centennial acquisition that occurred in November 2002. Results for 2002 were impacted by only 1 ½ months of Centennial operations compared with a full year for 2003. Diluted earnings per share rose to $1.19 for the year ended December 31, 2003 compared with $1.03 for the year ended December 31, 2002. Return on average shareholders' equity was 11.24% in 2003 compared with 13.58% in 2002. Return on tangible equity (Net income/(average equity less average intangible assets)) was 23.87% for 2003 compared with 18.33% in 2002.

Note: We calculate return on tangible equity, which may be a non-GAAP financial measure. Generally a non-GAAP financial measure is a numerical measure of a company's performance, financial position or cash flows that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles (GAAP). We believe our disclosure of return on tangible equity provides a useful means of comparing our performance with other institutions without regard to differences in the respective amount of tangible assets.

Annual Report Page 3

Total loans and leases reached a record $2.00 billion at December 31, 2003 compared with $1.78 billion at December 31, 2002.  At the same time, total deposits reached a record $2.38 billion compared with $2.10 billion at December 31, 2002.

Financial Highlights ($000's except share data)	2003	2002	2001	2000	1999

Net Income	$34,119	$21,968	$8,550	$11,109	$11,776

Basic earnings per common share	$1.21	$1.04	$0.46	$0.59	$0.62
Diluted earnings per common share	$1.19	$1.03	$0.45	$0.59	$0.61

Total shareholders' equity	$318,969	$288,159	$135,301	$111,486	$99,043
Total assets	$2,963,815	$2,555,964	$1,428,711	$1,159,150	$1,014,070
Total loans and leases	$2,003,587	$1,778,315	$1,016,142	$752,010	$635,601
Total deposits	$2,378,192	$2,103,790	$1,204,893	$993,577	$841,266

Selected Ratios	2003	2002	2001	2000	1999

Return on average assets	1.26%	1.36%	0.70%	1.03%	1.25%
Return on average equity	11.24%	13.58%	7.22%	10.67%	11.87%

Net interest margin	4.85%	5.38%	5.13%	5.30%	5.42%
Loans and leases/deposits	84.25%	84.53%	84.33%	75.69%	75.55%

Equity to assets	10.76%	11.27%	9.47%	9.62%	9.77%
Dividend payout ratio	13.29%	16.09%	29.53%	31.38%	35.38%

Asset Quality Ratios	2003	2002	2001	2000	1999

Allowance for credit losses to ending total loans and leases	1.27%	1.39%	1.30%	1.31%	1.51%
Nonperforming loans and leases to ending total loans and leases	0.57%	1.03%	0.33%	0.21%	0.44%
Net charge-offs to average loans and leases	0.21%	0.20%	0.20%	0.25%	0.13%

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

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth the Company'sunaudited consolidated financial data regarding operations for each quarter of 2003 and 2002. This information, in the opinion of management, includes all adjustments necessary, consisting only of normal and recurring adjustments, to state fairly the information set forth therein. Certain amounts previously reported have been reclassified to conform with current presentation. These reclassifications had no net impact on the results of operations.

Annual Report Page 4

	2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
($000's except per share data)
Interest income	$35,317	$34,281	$35,927	$36,607
Interest expense	7,737	7,480	6,839	6,804
Net interest income	27,580	26,801	29,088	29,803
Provision for credit losses	1,475	950	1,050	1,075
Net interest income after provision for credit losses	26,105	25,851	28,038	28,728
Non-interest income	10,184	11,639	9,516	7,704
Non-interest expense (excluding merger expenses)	22,574	23,879	23,304	23,430
Merger expense	638	1,050	394	-
Income before provision for income taxes	13,077	12,561	13,856	13,002
Provision for income taxes	4,695	4,429	4,841	4,412
Net income	$8,382	$8,132	$9,015	$8,590

Basic earnings per common share	$0.30	$0.29	$0.32	$0.30
Diluted earnings per common share	$0.29	$0.28	$0.31	$0.30

	2002
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
($000's except per share data)
Interest income	$23,065	$23,149	$24,052	$30,059
Interest expense	5,695	5,428	5,739	6,935
Net interest income	17,370	17,721	18,313	23,124
Provision for credit losses	1,004	600	900	1,384
Net interest income after provision for credit losses	16,366	17,121	17,413	21,740
Non-interest income	6,480	6,001	6,705	9,157
Non-interest expense (excluding merger expenses)	14,917	14,889	15,121	19,035
Merger expense	1,520	-	-	1,232
Income before provision for income taxes	6,409	8,233	8,997	10,630
Provision for income taxes	2,448	2,951	2,987	3,915
Net income	$3,961	$5,282	$6,010	$6,715

Basic earnings per common share	$0.20	$0.26	$0.30	$0.28
Diluted earnings per common share	$0.20	$0.26	$0.29	$0.28

Annual Report Page 5

AVERAGE BALANCES AND AVERAGE RATES EARNED AND PAID

The following table shows average balances and interest income or interest expense, with the resulting average yield or rates by category of average earning asset or interest-bearing liability:

	Year Ended December 31, 2003			Year Ended December 31, 2002			Year Ended December 31, 2001
		Interest	Average		Interest	Average		Interest	Average
	Average	Income or	Yields	Average	Income or	Yields	Average	Income or	Yields
($000's)	Balance	Expense	or Rates	Balance	Expense	or Rates	Balance	Expense	or Rates
Interest-earning assets:
Loans and leases (2)	$1,915,170	$126,900	6.63%	$1,157,423	$86,967	7.51%	$838,348	$73,222	8.73%
Taxable securities	345,553	12,273	3.55%	176,430	9,408	5.33%	174,214	11,121	6.38%
Non-taxable securities (1)	56,522	3,716	6.57%	62,509	4,586	7.34%	39,723	2,811	7.08%
Temporary investments (3)	41,897	465	1.11%	52,888	836	1.58%	59,656	2,236	3.75%
Total interest-earning assets	2,359,142	143,354	6.08%	1,449,250	101,797	7.02%	1,111,941	89,390	8.04%
Cash and due from banks	92,163			64,082			24,950
Allowance for credit losses	(25,352)			(15,939)			(10,440)
Other assets	284,435			117,382			97,267
Total assets	$2,710,388			$1,614,775			$1,223,718

Interest-bearing liabilities:
Interest-bearing checking and savings
accounts	$1,065,574	$9,269	0.87%	$591,919	$5,898	1.00%	$415,307	$8,587	2.07%
Time deposits	602,502	14,339	2.38%	463,003	15,647	3.38%	399,166	21,568	5.40%
Federal funds purchased and
repurchase agreements	43,021	502	1.17%	27,020	372	1.38%	21,110	614	2.91%
Term debt	41,699	1,035	2.48%	26,743	1,024	3.83%	30,233	1,640	5.42%
Notes payable on junior subordinated
debentures and trust preferred securities	76,444	3,715	4.86%	16,068	856	5.33%	-	-	0.00%
Total interest-bearing liabilities	1,829,240	28,860	1.58%	1,124,753	23,797	2.12%	865,816	32,409	3.74%
Non-interest-bearing deposits	544,006			309,502			229,091
Other liabilities	33,573			18,746			10,400
Total liabilities	2,406,819			1,453,001			1,105,307
Shareholders’ equity	303,569			161,774			118,411
Total liabilities and shareholders’
equity	$2,710,388			$1,614,775			$1,223,718

NET INTEREST INCOME (1)		$114,494			$78,000			$56,981
NET INTEREST SPREAD			4.50%			4.90%			4.30%

AVERAGE YIELD ON EARNING ASSETS (1),(2)			6.08%			7.02%			8.04%
INTEREST EXPENSE TO EARNING ASSETS			1.23%			1.64%			2.91%
NET INTEREST INCOME TO EARNING ASSETS (1),(2)			4.85%			5.38%			5.13%

(1)	Tax-exempt income has been adjusted to a tax equivalent basis at a 35% effective rate. The amount of such adjustment was an addition to recorded income of $1,222, $1,472 and $1,352 for 2003, 2002 and 2001, respectively.

(2)	Non-accrual loans are included in average balance. Includes mortgage loans held for sale.
(3)	Temporary investments include federal funds sold and interest-bearing deposits at other banks.

Annual Report Page 6

ANALYSIS OF CHANGES IN INTEREST DIFFERENTIAL

The following table sets forth, on a tax-equivalent basis, a summary of the changes in net interest income resulting from changes in volumes and rates. Changes not due solely to volume or rate are allocated to rate.

	2003 COMPARED TO 2002			2002 COMPARED TO 2001
	INCREASE (DECREASE)			INCREASE (DECREASE)
	DUE TO CHANGE IN			DUE TO CHANGE IN
($000's)	VOLUME	RATE	NET CHANGE	VOLUME	RATE	NET CHANGE
INTEREST-EARNING ASSETS:
Loans and leases, including mortgage loans held for sale	$56,936	$(17,003)	$39,933	$27,868	$(14,123)	$13,745
Taxable securities	9,018	(6,153)	2,865	141	(1,749)	(1,608)
Non-taxable securities (1)	(439)	(431)	(870)	1,612	58	1,670
Temporary investments (2)	(174)	(197)	(371)	(254)	(1,146)	(1,400)
Total (1)	65,341	(23,784)	41,557	29,367	(16,960)	12,407

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	$4,720	$(1,349)	$3,371	$3,652	$(6,341)	$(2,689)
Time deposits	4,714	(6,022)	(1,308)	3,449	(9,370)	(5,921)
Repurchase agreements	220	(90)	130	172	(399)	(227)
Term debt	573	(562)	11	(189)	(442)	(631)
Notes payable on junior subordinated debentures
and trust preferred securities	3,216	(357)	2,859	856	- -	856
Total	13,443	(8,380)	5,063	7,940	(16,552)	(8,612)

Net increase (decrease) in net interest income	$51,898	$(15,404)	$36,494	$21,427	$(408)	$21,019
(1)	Tax-exempt interest income has been adjusted to a tax equivalent basis at a 35% effective tax rate.
(2)	Temporary investments include federal funds sold and interest-bearing deposits at other banks.

NET INTEREST INCOME FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

The primary component of earnings for financial institutions is net interest income. Net interest income is the difference between interest income, primarily from loans and investments, and interest expense on deposits and borrowings. Changes in net interest income result from changes in "volume," changes in "spread," and change in "margin." Volume refers to the level of average interest-earning assets or interest-bearing liabilities. Spread refers to the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Margin refers to the ratio of net interest income to average earning assets and is influenced by the mix of interest-earning assets and interest-bearing liabilities as well as the relative proportion of interest-bearing liabilities to interest-earning assets.

Net interest income on a tax-equivalent basis for the year ended December 31, 2003 was $114.5 million, a $36.5 million increase over the same period in 2002. Interest income on a tax-equivalent basis increased to $143.4 million in 2003 compared with $101.8 million in 2002. The increase was primarily the result of a $910 million increase in the volume of earning assets, offset by a 0.94% decline in the yield on earning assets. The increase in average earning assets was primarily related to loans and leases which were up $757.7 million and taxable investment securities which were up $169.1 million. The growth in loans was due to internally generated growth and the acquisition of Centennial in November 2002.

Centennial had total loans and leases of $643 million at the time of the acquisition. The growth in taxable investment securities was due to purchases of investment securities and the acquisition of Centennial. Centennial had $97.0 million of investment securities at the date of the acquisition. The decline in the yield on earning assets was primarily the result of the decline in the yield on loans and leases and taxable securities. The yield on loans and leases declined 0.88% from 2002 to 6.63% for 2003. This decline was due to lower market yields in 2003 compared with 2002, resulting in lower yields on new loan originations and refinancings. The Company uses prepayment penalties and rate floors to mitigate the risk of refinancings. At December 31, 2003 the Company had approximately $636 million in loans with floors. Of this amount, approximately $276 million have reference rates below their floor rates and therefore would not immediately reprice at the first rate increase. The yield on taxable securities declined 1.78% compared with 2002 to 3.55%. This decline was primarily the result of accelerated premium amortization on mortgage related securities and the lower rate environment that resulted in new investments yielding less than maturing investments. Prepayments on mortgage related securities accelerated in 2003 due to historically low mortgage rates and as a result premiums paid on those securities were amortized on an accelerated basis. Accelerated premium amortization totaled $1.2 million in 2003. Interest expense for 2003 increased $5.1 million over 2002 to $28.9 million. The increase was due to the increase in the average volume of interest-bearing liabilities, offset by a decrease in the rates paid. The volume increase was due primarily to increases in interest-bearing checking and savings accounts as well as increases in time deposits, federal funds purchased, term debt and notes payable for trust preferred securities. The increase in customer deposits was due to growth and the acquisition of Centennial. At the time of the acquisition, Centennial had interest-bearing deposits of approximately $567 million. Average notes payable on junior subordinated debentures

Annual Report Page 7

and trust preferred securities increased due to $75 million of issuances in the third and fourth quarters of 2002 that were outstanding for all of 2003. Additionally, the Company issued another $20.6 million in notes payable in December 2003. The rates paid on interest-bearing liabilities in 2003 decreased 0.54% compared with 2002 due primarily to decreases in rates paid on time deposits and interest-bearing checking and savings accounts. These declines were due to aggressive downward repricing of deposits in response to the decline in market rates and decreases in the margin. As a result of the changes discussed there was a decline of 0.53% in the net interest margin.

Comparing 2002 to 2001, there was a $12.4 million increase in taxable equivalent interest income. This increase was driven primarily by increases in the volume of earning assets, offset by a decrease in the average yield. The average volume of earning assets increased $337.3 million during 2002. The earning asset increase was driven primarily by growth in average loans and leases, which were up $319.1 million compared with 2001. The overall yield on earning assets decreased by 1.02% during 2002 compared to 2001 due primarily to a decrease in the average yield on the Company's loan portfolio. The average yield on loans decreased from 8.73% in 2001 to 7.51% during 2002. This decrease was attributable to variable rate loan repricings and lower yields on new loan originations and refinancings. Variable rate loan repricings are based on market rates, primarily the Prime and U.S. Treasury rates. The Prime rate declined 4.75% during 2001 and another 0.50% in 2002. The five and ten year constant maturity U.S.

Treasury rates declined 1.36% and 1.06%, respectively from December 31, 2001 to December 31, 2002. Interest expense for 2002 decreased to $23.8 million from $32.4 million in 2001 due to decreases in the average rates paid on interest-bearing liabilities offset by increases in the average volume of interest-bearing liabilities. The cost of interest-bearing liabilities decreased from 3.74% in 2001 to 2.12% in 2002 as management aggressively reduced deposit rates in response to the decrease in market rates. In the late third quarter and fourth quarter of 2002 the Company issued $75 million in Trust Preferred Securities in connection with the acquisition of Centennial. Rates on these securities reset quarterly based on LIBOR plus a spread. Also contributing to the improvement in net interest income was an increase in average non-interest-bearing sources of funds, which increased $132 million compared with 2001. The impact of the changes discussed above was an improvement in the net interest margin from 5.13% in 2001 to 5.38% in 2002.

PROVISION FOR CREDIT LOSSES FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

The provision for credit losses is management's estimate of the amount necessary to maintain an allowance for credit losses at a level that is considered adequate based on the risk of losses inherent in the loan and lease portfolio (see additional discussion under Credit Risk and Allowance for Credit Losses). Management believes the allowance has been maintained at an adequate level with the provision for credit losses expense of $4.55 million in 2003, $3.89 million in 2002 and $3.19 million in 2001. Charge-offs, net of recoveries, were $3.93 million, $2.23 million and $1.67 million for the years ended December 31, 2003, 2002 and 2001, respectively.

NON-INTEREST INCOME FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

Non-interest income was $39.04 million for 2003 compared with $28.34 million in 2002. Service fees, the largest component of non-interest income increased $3.916 million over 2002 due primarily to the inclusion of the Centennial deposit accounts and related service fees for all of 2003 and only 1 ½ months in 2002. Revenue generated from the Centennial accounts in 2003 was approximately $2.60 million. The remainder of the increase was due to growth in the number of deposit accounts, repricing of selected fees and fees on new products introduced in 2003. Mortgage banking income, the second largest component of non-interest income increased $2.40 million to $11.47 million. Mortgage banking income consists of origination fees, gains on sales of mortgage loans and servicing fees, net of mortgage servicing rights amortization and impairment charges. Mortgage originations totaled $863 million in 2003 compared with $778 million in 2002. Mortgage banking income was reduced by a $90,000 impairment charge for mortgage servicing rights in 2003. In 2002 there was a $1.22 million impairment charge. Brokerage commissions and fees increased $486,000 over 2002 due in part to the recovery in the equity markets. In 2003, the Company reported gains on the sales of investment securities of $2.16 million compared with a loss of $497,000 in 2002. In 2003 the Company sold its entire corporate bond portfolio of $3.7 million and $25 million of its municipal bond portfolio. The corporate sales were the result of the Company's desire to reduce its credit exposure in theinvestments portfolio and the municipal bond sales were the result of the Company's desire to capture gains on a portion of this portfolio. Loss on the sale of investment securities in 2002 was the result of corporate bond sales. Other income increased $1.25 million to $3.36 million in 2003. The increase was due to the $417,000 gain on the sale of the Company's credit card portfolio, increased cash surrender value of Company owned life insurance and approximately $200,000 from the sale of excess property.

Comparing 2002 with 2001, total non-interest income increased $4.95 million primarily due to higher mortgage banking income offset by a loss on the sale of securities. Mortgage banking income increased due to increased mortgage activity as a result of a decline in mortgage interest rates. The loss on the sale of securities was a result of the sale of the majority of the Company's corporate bond portfolio.

NON-INTEREST EXPENSE FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

Non-interest expense consists principally of employees' salaries and benefits, occupancy costs, service fees, brokerage settlement fees, intangible amortization, supplies, marketing and communications expenses. Also included in non-interest expense are merger related expenses. One measure of a bank's ability to contain non-interest expense is the efficiency ratio. It is calculated by dividing total non-interest expense by the sum of taxable equivalent net interest income and non-interest income. The Bank's efficiency ratio was 57.66% in 2003 compared with 58.26% in 2002 and 68.36% in 2001. The efficiency ratio was high in 2001 due primarily to merger related costs.

Annual Report Page 8

Non-interest expense increased to $95.27 million in 2003 compared with $66.71 million in 2002. Non-interest expense was up in almost all categories due to the Centennial acquisition. The acquisition occurred in November 2002 and therefore only one and a half months of expense are included in 2002 compared with a full year in 2003. The largest component of this increase was salaries and benefits, which increased $15.97 million primarily as a result of the acquisition and personnel costs associated with increased mortgage originations. Additional increases were due to increased staffing levels at the Bank as a result of new store openings, additional lending staff and annual raises. Occupancy and equipment expense increased to $14.83 million in 2003 compared with $9.60 million in 2002. The primary reason for the increase was occupancy and equipment expenses associated with the Centennial acquisition. Marketing expense increased to $3.57 million in 2003 compared with $1.84 million in 2002 as the Company sought to establish its brand in new markets that were a result of the Centennial acquisition. Services, which include expenses of attorneys, accountants, ATM network fees, armored car and messenger services, correspondent bank fees, internet banking and other professional fees increased to $7.37 million in 2003 compared with $5.04 million in 2002. The increase was associated with the Company's expanded store network due to the Centennial acquisition.

Merger related expenses consist of non-capitalizable costs that management determines are a result of the Company's merger activities. Merger related expenses were $2.08 million in 2003 compared with $2.75 million in 2002 and $6.61.million in 2001. Merger related expenses by year were as follows:

	Years Ended December 31,
($000's)	2003	2002	2001
Professional fees	$92	$224	$2,118
Severance and relocation	526	726	1,647
Premises and equipment write-downs	657	-	1,205
Contract settlements	-	-	798
Marketing and communications	169	1,079	118
Other	638	723	724
	$2,082	$2,752	$6,610

Comparing 2002 with 2001, non-interest expense increased to $66.71 million from $60.88 million. Excluding merger expenses, the largest component of this increase was salaries and benefits, which increased $6.86 million. Of this increase, approximately $2.14 million was due to increased personnel costs associated with mortgage loan originations. The remainder of the increase was due to increased staffing levels at the Bank as a result of new store openings, additional lending staff and annual raises. Occupancy and equipment expense increased due to occupancy and equipment expenses associated with expansion of the Company's store network, including the acquisition of LBB in December 2001. Services increase was associated with the Company's expanded store network,internet banking fees and higher correspondent bank fees. Intangible asset amortization declined to $405,000 in 2002 due to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Accounting for Goodwill and Other Intangible Assets. The statement required that goodwill and other intangibles with indefinite lives no longer be amortized and instead be tested for impairment at least annually.

INCOME TAX EXPENSE FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

The provision for income taxes was $18.38 million, $12.30 million and $6.41 million for the years 2003, 2002 and 2001, respectively. The provision resulted in effective combined federal and state tax rates of 35.0%, 35.9% and 42.8%. The higher effective tax rate in 2001 was due to the tax treatment of certain merger related expenses.

Annual Report Page 9

INVESTMENT PORTFOLIO

Investment securities are classified as either available-for-sale or held-to-maturity according to management's intention. The objectives of the investment portfolio are to provide liquidity, balance interest rate risk positions and provide a profitable interest yield to the Company. The following table provides the carrying values of the Company's portfolio of investment securities as of December 31, 2003, 2002 and 2001:

		December 31,
($000's)		2003		2002	2001
Investment Securities Available-For-Sale At Fair Value:
U.S. Treasury and agencies		$172,774		$53,188	$44,001
U.S. Government agency mortgage-backed securities		255,390		193,257	95,925
Corporate obligations		-		3,750	8,647
Obligations of states and political subdivisions		24,267		60,927	44,684
Other investment securities		49,473		20,038	331
		$501,904		$331,160	$193,588

Investment Securities Held-To-Maturity At Amortized Cost:
U.S. Treasury and agencies	$	- -	$	- -	$200
U.S. Government agency mortgage-backed securities		- -		- -	2
Obligations of states and political subdivisions		14,237		17,780	18,537
Other investment securities		375		675	395
		$14,612		$18,455	$19,134

The Company's available-for-sale investment portfolio increased from $331.2 million at December 31, 2002 to $501.9 million at December 31, 2003. During 2003 the Company purchased $399.2 million in securities and had maturities, payments and sales of $220.2 million. The Company had net unrealized losses of $1.42 million at December 31, 2003 compared with net unrealized gains of $5.45 million at December 31, 2002. The decline was partly due to $2.20 million of gains realized from the sale of a portion of its available-for-sale securities.

The Company's held-to-maturity investment portfolio decreased from $18.5 million to $14.6 million due tomaturities of a portion of these securities.

There were no securities that have had continuous unrealized losses for more than 12 months in 2003 or 2002.

Annual Report Page 10

The maturity distribution and yields of securities at December 31, 2003 were as follows:

	December 31, 2003
		Approximate	Weighted
	Amortized	Market	Average
($000's)	Cost	Value	Yield (1)
U.S. Treasuries and Agencies:
One year or less	$29,128	$29,278	3.93%
One to five years	62,133	62,956	3.92%
Five to ten years	79,996	79,514	4.02%
Over ten years	1,006	1,026	5.16%
	172,263	172,774	3.97%

Obligations of States and Political Subdivisions:
One year or less	4,982	5,025	6.14%
One to five years	12,898	13,484	6.63%
Five to ten years	13,717	14,519	7.76%
Over ten years	6,182	6,238	7.69%
	37,779	39,266	7.15%

Serial Maturities(2)	257,483	255,390	4.27%

Other investment securities	50,412	49,858	2.78%
	$517,937	$517,288	4.49%

(1) Weighted average yields are stated on a federal tax equivalent basis at a 35% effective tax rate.
(2) Serial maturities includes mortgage-backed securities, collateralized mortgage obligations and asset-backed securities.

LENDING ACTIVITIES

The Company provides a wide variety of credit services to its customers including commercial real estate construction and term loans, commercial lines of credit, secured and unsecured commercial loans, secured and unsecured loans and lines to individuals, and residential construction and term real estate loans.

The Company maintains sound loan underwriting standards with written loan policies, individual lending limits and depending on the size of the credit request, reviews by the Board of Director's Loan and Investment Committee. Underwriting standards are designed to achieve a high-quality loan portfolio, compliance with lending regulations and the desired mix of loan maturities, repricing characteristics and industry concentrations. The Company further seeks to minimize credit risk by monitoring the financial condition of its borrowers and the value of collateral.

The following table presents the composition of the Company's loan and lease portfolio at December 31 of the years indicated:

	2003		2002		2001		2000		1999
($000's)	AMOUNT	%	AMOUNT	%	AMOUNT	%	AMOUNT	%	AMOUNT	%
Commercial	$566,092	28.3%	$554,748	31.2%	$235,809	23.2%	$161,709	21.5%	$129,461	20.4%
Real estate:
Construction	232,792	11.6%	270,115	15.2%	151,468	14.9%	67,789	9.0%	58,995	9.3%
Mortgage	1,106,998	55.3%	866,878	48.7%	556,935	54.8%	443,414	59.0%	365,707	57.5%
Individuals	86,023	4.3%	79,169	4.5%	59,988	5.9%	69,457	9.2%	75,102	11.8%
Leases	10,918	0.5%	6,698	0.4%	4,098	0.4%	3,756	0.5%	2,725	0.4%
Other	764	0.0%	707	0.0%	7,844	0.8%	5,885	0.8%	3,611	0.6%
Total	$2,003,587	100.0%	$1,778,315	100.0%	$1,016,142	100.0%	$752,010	100.0%	$635,601	100.0%

Annual Report Page 11

The following table sets forth the Company's loan portfolio maturities on fixed rate loans and the repricing dates on variable rate loans, at December 31, 2003:

($000's)	Within 1 Year	1 to 5 Years	After 5 Years	Total
Fixed-Rate Loan Maturities
Commercial	$24,579	$63,397	$37,214	$125,190
Real Estate	31,809	77,534	135,990	245,333
Individuals	928	3,716	6,851	11,495
Other	764	-	-	764
Total	$58,080	$144,647	$180,055	$382,782

($000's)	Within 1 Year	1 to 5 Years	After 5 Years	Total
Adjustable-Rate Loan Repricing
Commercial	$367,175	$69,067	$4,660	$440,902
Real Estate	435,826	603,727	54,904	1,094,457
Individuals	58,229	10,546	5,753	74,528
Other	-	-	-	-
Total	$861,230	$683,340	$65,317	$1,609,887

REAL ESTATE LOANS

Real estate secured loans comprise the largest segment of the Company's loan portfolio. Of the $1.34 billion outstanding at December 31, 2003, approximately $1.07 billion consisted of commercial real estate term loans, $232.79 million were construction loans and $35.28 million were residential term loans. Income property loans and commercial loans secured by real estate typically involve large balances to single borrowers or groups of related borrowers. At December 31, 2003, $1.094 billion of real estate loans had adjustable or floating rates and $245.33 million had fixed rates. Income property and commercial loans secured by real estate generally have maturities of 10 years or less. Construction loans generally have maturities of one year.

COMMERCIAL LOANS

Commercial loans are the second largest category of loans. The Company provides a wide range of commercial loans including working capital lines of credit and term loans for the acquisition of equipment and other purposes. Collateral generally includes equipment, accounts receivable and inventory. Where warranted by the financial condition of the borrower, loans may be made on an unsecured basis. At December 31, 2003 $440.90 million of commercial loans had adjustable or floating rates and $125.19 million had fixed rates. Operating lines of credit are payable on demand and subject to annual renewal. Term loans maturities generally range from one to five years.

LOANS TO INDIVIDUALS

Loans to individuals consist of personal lines of credit, installment loans, home equity lines of credit and home equity term loans. At December 31, 2003, $74.53 million of loans to individuals had variable rates and $11.50 million were at fixed rates. Personal lines of credit are subject to periodic review, home equity loans have maturities up to twenty years and installment loans have maturities up to fifteen years.

COMMITMENTS AND CONTINGENT LIABILITIES

In the ordinary course of business, the Company enters into various types of transactions that include commitments to extend credit and standby letters of credit. Credit standards applied to commitments are the same as those used in all lending processes, and these commitments are included in lending risk evaluations. Collateral for these commitments may include cash, accounts receivable, inventory, equipment securities and/or real estate.

Annual Report Page 12

CREDIT AUTHORITY AND LOAN LIMITS

All loans and other credit facilities are subject to credit and collateral approval procedures and loan amount limitations. Loan officers and commercial banking center managers have individual authority to approve loans in amounts up to established limits, ranging from $25,000 to $750,000. Credit requests in excess of those limits, or not in conformance with lending policies, are reviewed by successive levels of approval authority according to the total amounts involved. The Board of Directors must approve all loans to executive officers and Directors of the Company.

Under Oregon law, permissible loans from a financial institution to one borrower are generally limited to 15% of the institution's Tier 2 Capital and may be made to the borrower if the obligations are secured by a first lien on real estate, and the obligation does not exceed 80% of the fair market value of the real estate as determined by an independent appraisal. At December 31, 2003 the Bank's legal lending limit was $39.63 million (or $66.05 million if secured by a first lien on real estate). However, internal guidelines provide for a lending limit of $20 million and maximum exposure to one borrower is held to that level in most instances.

NON-PERFORMING ASSETS

Non-performing loans include loans that are on non-accrual status and loans that are 90 days past due with respect to the payment of principal or interest. Non-performing assets decreased substantially from $20.60 million at December 31, 2002 to $13.95 million at December 31, 2003. The decrease was primarily due to decreases in nonaccrual loans and in loans past due 90 days but still accruing interest.

	Years Ended December 31,
($000's)	2003	2002	2001	2000	1999
Loans on non-accrual status	$10,498	$15,152	$3,055	$1,275	$2,417
Loans past due greater than 90 days but
not on non-accrual status	927	3,243	311	306	362
Other real estate owned ("OREO")	2,529	2,209	1,061	-	86
Total non-performing assets	$13,954	$20,604	$4,427	$1,581	$2,865

Percentage of non-performing assets to total
loans and leases and OREO	0.69%	1.16%	0.44%	0.21%	0.45%

Percentage of non-performing loans and leases to	0.57%	1.03%	0.33%	0.21%	0.44%
total loans and leases

The accrual of interest on a loan is discontinued when the future collection of principal or interest is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured. When a loan is placed on non-accrual status, interest previously accrued but uncollected is reversed and charged against current income.

OREO consists of real estate acquired through foreclosure or by a deed in lieu of foreclosure. Properties in OREO are carried at the lower of net realizable value or the principal balance of the related loan. Any excess of the loan balance over fair value of the property at the time of acquisition is charged to the allowance for credit losses.

CREDIT RISK AND ALLOWANCE FOR CREDIT LOSSES

The Bank's Credit Administration and Credit Review Departments are responsible for the establishment and oversight of the Bank's credit risk policies. The credit policies address underwriting standards, internal lending limits, portfolio concentration levels, a credit risk grading system and processes for monitoring credit risk in the portfolios. Loans are primarily monitored by closely following changes and trends in assigned risk ratings and changes and trends in past due and collection activity. Commercial loans are assigned individual risk ratings. These ratings are assigned at origination by the lender based upon individual credit analysis; management reviews these ratings. The Credit Review Department ("Credit Review") independently conducts reviews of the Bank's lending units to ensure risk ratings are appropriate. Credit Review also reviews loans with repeated past due payments to determine if the risk grade is still appropriate. The review findings are reported to senior management and the Loan and Investment Committee of the Board of Directors.

Loans placed on non-accrual status are further evaluated for potential impairment and possible loss based upon review and discussion among lending officers, collection officers, credit review, credit administration and senior management. Factors considered include the market value of collateral, cash flows generated by the borrower, third-party guarantees, the general economic climate and any specific industry trends that may affect an individual loan.

Annual Report Page 13

Between 1997 and 2003, the Bank's loan portfolio grew from $409.7 million to $2.0 billion as a result of acquisitions, increased market share and expansion into new locations. The Bank maintains sound underwriting practices for loans and management has funded the allowance to keep pace with loan growth. The make-up of the loan portfolio changed with the loan growth. The portfolio has gradually evolved from an 80%/20% mix between commercial and consumer borrowers in 1997 to a 95%/5% mix in 2003 (see "lending activities"). This migration resulted in an increase in the average loan size and an increase in exposure to the higher level risk associated with commercial and commercial real estate loans.

The Bank also monitors industry concentration levels in its loan and lease portfolio and maintains an allowance level to cover risks identified by industry.

ALLOWANCE AND PROVISION FOR CREDIT LOSSES

Credit loss allowance allocations are calculated based on risk grades of commercial loans and ratings of consumer loans. Loans receive risk grades based on the evaluation of the quality of the individual credit. The evaluation is based on the financial strength of the borrower and/or the valuation of the underlying collateral. Credit loss reserve allocations for risk grades are based on regulatory standards, historical loss rates and management's assessment of the economic climate and current conditions. Potential problem loans are reviewed for impairment and assigned a specific allowance, if appropriate. While allowance amounts are allocated to various portfolio categories or classifications, the total allowance is available to absorb losses from any loan category.

The following table sets forth the allocation of the allowance for credit losses:

	2003		2002		2001
		PERCENTAGE OF		PERCENTAGE OF		PERCENTAGE OF
		LOANS IN		LOANS IN		LOANS IN
		EACH CATEGORY		EACH CATEGORY		EACH CATEGORY
($000's)	AMOUNT	TO TOTAL LOANS	AMOUNT	TO TOTAL LOANS	AMOUNT	TO TOTAL LOANS
Commercial	$11,091	28.4%	$11,010	31.3%	$3,760	23.3%
Real estate	12,689	67.3%	11,302	65.9%	7,919	70.0%
Loans to individuals	1,225	4.3%	1,653	2.8%	1,121	5.9%
Other	-	-	-	-	7	0.8%
Unallocated	347	-	766	-	414
	$25,352	100.0%	$24,731	100.0%	$13,221	100.0%

Annual Report Page 14

The following table illustrates historical activity in the allowance for credit losses:

	Years Ended December 31,
($000's)	2003	2002	2001	2000	1999
Loans and leases outstanding at end of year (1)	$2,003,587	$1,778,315	$1,016,142	$752,010	$635,601

Average loans and leases outstanding (1)	$1,868,165	$1,134,832	$827,481	$688,893	$561,762

Allowance for credit losses, beginning of year	$24,731	$13,221	$9,838	$9,617	$8,497
Charge-offs:
Commercial	5,429	1,685	1,380	1,205	553
Real estate	15	679	111	105	31
Consumer	633	428	655	531	535
Total charge-offs	6,077	2,792	2,146	1,841	1,119

Recoveries:
Commercial	1,761	440	308	53	263
Real estate	123	31	25	6	-
Consumer	264	87	143	67	114
Total recoveries	2,148	558	476	126	377

Net loans and leases charged off	3,929	2,234	1,670	1,715	742

Provision charged to income	4,550	3,888	3,190	1,936	1,862
Acquisitions	-	9,856	1,863	-	-
Allowance for credit losses, end of year	$25,352	$24,731	$13,221	$9,838	$9,617

Ratio of net loans and leases charged off to average
loans and leases outstanding	0.21%	0.20%	0.20%	0.25%	0.13%

Ratio of allowance for credit losses to ending
total loans and leases	1.27%	1.39%	1.30%	1.31%	1.51%

(1) Excluding mortgage loans held for sale.

The Bank maintains an allowance for credit losses to absorb losses in the loan and lease portfolio. Management monitors the loan and lease portfolio and evaluates the adequacy of the allowance quarterly. The reserve is maintained at a level management considers adequate to cover the risk in the loan and lease portfolio.

The Bank follows guidance from the Interagency Policy Statement issued by the FFIEC regarding Allowance for Credit Losses Methodologies. Quarterly, management determines the appropriate allowance for credit losses utilizing the following factors:

  Loss estimate based on internal risk grades of adversely risk rated loans
  Loss estimate by loan type excluding adversely risk rated loans
  Loss estimates based on historical loss percentages
  Managements judgment based on current economic and other factors
  Specific loss estimates on problem loans

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

Annual Report Page 15

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of goodwill and core deposit intangibles. Goodwill and other intangibles totaled $159.59 million at December 31, 2003 compared with $160.97 million at December 31, 2002. Goodwill arises from acquisitions accounted for using the purchase method and represents the excess of the purchase price over the estimated fair value of the net assets acquired. Effective January 1, 2002 the Company adopted SFAS No. 142, Accounting for Goodwill and Other Intangible Assets and accordingly no longer amortizes its goodwill. The Company completed impairment testing of its intangibles, as required by SFAS No. 142, during 2003 and determined that there was no impairment. Other intangibles consist of core deposit intangibles, which are being amortized over their estimated useful life on an accelerated basis.

DEPOSITS AND BORROWINGS

Total deposits increased $274.4 million over December 31, 2002 to $2.38 billion at December 31, 2003. Deposits increased in virtually all regions during the year. During 2003 interest-bearing and non-interest-bearing checking deposits grew $329.33 million, while savings accounts and time deposits decreased $16.08 million and $38.85 million, respectively.

The following table sets forth the average balances of the Company's interest-bearing liabilities, interest expense and average rates paid for the periods indicated:

	Years Ended December 31,
	2003			2002			2001
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
($000's)
Liabilities:
Interest-bearing checking and
savings accounts	$1,065,574	$9,269	0.87%	$591,919	$5,898	1.00%	$415,307	$8,587	2.07%
Time deposits	602,502	14,339	2.38%	463,003	15,647	3.38%	399,166	21,568	5.40%
Federal funds purchased and
repurchase agreements	43,021	502	1.17%	27,020	372	1.38%	21,110	614	2.91%
Term debt	41,699	1,035	2.48%	26,743	1,024	3.83%	30,233	1,640	5.42%
Trust preferred securities	76,444	3,715	4.86%	16,068	856	5.33%	-	-	0.00%
Total interest-bearing liabilities	1,829,240	$28,860	1.58%	1,124,753	$23,797	2.12%	865,816	$32,409	3.74%
Non-interest-bearing liabilities	577,579			328,248			239,491
Total liabilities	$2,406,819			$1,453,001			$1,105,307

JUNIOR SUBORDINATED DEBENTURES HELD BY TRUSTS THAT ISSUED GUARANTEED CAPITAL DEBT SECURITIES AND TRUST PREFERRED SECURITIES

Umpqua Statutory Trust I, II and III issued $75 million of Mandatorily Redeemable Preferred Securities during the third and fourth quarters of 2002. On December 23, 2003, the Company issued $10 million of Mandatorily Redeemable Preferred Securities through a trust subsidiary, Umpqua Statutory Trust IV. Bear Stearns and J.P. Morgan underwrote the offering. The Company received gross aggregate consideration of $10 million and incurred $100,000 in underwriting commission and costs, for net proceeds of $9,900,000. On December 30, 2003, the Company issued $10 million of Mandatorily Redeemable Preferred Securities through a trust subsidiary, Umpqua Statutory Trust V. Keefe Bruyette & Woods and First Tennessee underwrote the offering. The Company received gross aggregate consideration of $10 million and incurred $90,000 in underwriting commission and costs, for net proceeds of $9,910,000. These securities are not convertible to equity securities.

The Company owns 100 % of the common equity of the Trusts I, II, III, IV and V. The proceeds of the offerings were invested by the Trusts in junior subordinated debentures of the Company. The debentures bear the same terms and interest rates as the related Trust Preferred Securities. The Company has wholly and unconditionally guaranteed all of the obligations of the Trusts. The Trust Preferred Securities have a 30-year stated maturity date, but are optionally redeemable by the Company after five years. Interest on the Trust Preferred Securities resets quarterly based on the 90-day LIBOR rate plus a margin. The margin over LIBOR on the securities varies from 3.35%-3.50%. In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 provides guidance on how to identify the primary beneficiary of a variable interest entity and determine when the primary beneficiary should consolidate the variable interest entity. The recognition and measurement provisions of this Interpretation were adopted for the Company's Trust Preferred subsidiaries for the quarter ended September 30, 2003 and resulted in a de-consolidation of the trusts. Under applicable regulatory guidelines, the securities qualify as Tier 1 capital subject to certain limitations. At December 31, 2003 the regulatory limitations did not affect the Company's Tier 1 capital calculation.

Annual Report Page 16

MARKET RISK

Interest-rate, credit, liquidity and operations risks are the most significant risks affecting the Company's performance. Other types of risks, such as commodity and foreign exchange risk do not impact the Company in the normal course of business. The Company relies on credit reviews, underwriting standards and the adequacy of the allowance for credit losses to mitigate credit risk. The Company manages liquidity risk through the maintenance of cash resources, lines of credit with other financial institutions and a stable base of core deposits. See additional discussion in the Liquidity section.

The Company manages interest rate risk which is the balance between the rate-sensitive assets and rate-sensitive liabilities being repriced in any given period with objectives of minimizing fluctuations in net interest income. The Company considers its rate-sensitive assets to be those that either contain a provision to adjust the interest rate periodically or mature within one year. These assets include certain loans and leases and investment securities and interest-bearing deposits in other banks. Rate-sensitive liabilities are those liabilities that are considered sensitive to periodic interest rate changes within one year, including maturing time certificates, savings deposits, interest-bearing demand deposits and junior subordinated debentures. The difference between the aggregate amount of assets and liabilities that reprice within various time frames is called the "static gap." The Company generally seeks to maintain a balanced position within one year, whereby the difference between assets and liabilities is minimized. This is accomplished by maintaining a significant level of loans and leases, investment securities and deposits available for repricing within one year.

According to the traditional financial institution industry static gap analysis set forth on the following table, the Company was liability sensitive within one year due primarily to the significant balance of interest-bearing demand deposits. These deposits do not necessarily react at the same time or in the same degree as the Bank's lending rates.

($000's)	By Repricing Interval
December 31, 2003	0-3 Months	3-12 Months	1-5 Years	Over 5 Years	Non-Interst Bearing Funds	Total
Assets
Interest-bearing deposits in other	$30,441	$-	$-	$-	$ -	$30,441
Securities available-for-	93,803	45,781	167,685	194,635	-	501,904
Securities held-to-maturity	30	70	1,822	12,690	-	14,612
Trading account assets	1,265	-	-	-	-	1,265
Loans and leases, including loans held for	733,120	227,899	836,018	244,348	-	2,041,385
Non-interest-earning assets and allowance
credit losses	-	-	-	-	374,208	374,208
Total	858,659	273,750	1,005,525	451,673	374,208	$2,963,815

Liabilities and Shareholders' Equity
Interest-bearing demand	1,048,733	-	-	-	-	$1,048,733
Savings deposits	145,960	-	-	-	-	145,960
Time deposits	164,137	280,830	146,481	2,150	-	593,598
Securities sold under agreements to	43,531	-	-	-	-	43,531
Federal funds purchased	40,000	-	-	-	-	40,000
Trust preferred securities	97,941	-	-	-	-	97,941
Term debt	5,000	50,000	-	-	-	55,000
Non-interest-bearing liabilities and
equity	-	-	-	-	939,052	939,052
Total	1,545,302	330,830	146,481	2,150	939,052	$2,963,815

Interest rate sensitivity gap	(686,643)	(57,080)	859,044	449,523	(564,844)
Cumulative interest rate sensitivity gap	$(686,643)	$(743,723)	$115,321	$564,844	$ -
Cumulative gap as a % of earning	-26.5%	-28.7%	4.5%	21.8%	0.0%

Annual Report Page 17

In addition to the static gap report, management uses an asset-liability simulation model to measure interest rate risk. The model simulates net interest income under various interest rate scenarios over a twelve-month period. The model results indicate that the Company will be slightly negatively impacted by falling interest rates and would be slightly positively impacted by rising interest rates. It should be noted that the model does not necessarily take into account future management actions that could be undertaken, if there were a change in actual market interest rates during the year. Additionally, certain assumptions are required to perform modeling simulations that may have a significant impact on the results. Model assumptions include parallel and sustained shifts in the yield curve, asset growth and mix, liability growth and mix, timing and amount of non-maturity deposit repricing, estimated prepayments of loans and investments, and changes in the mix of the balance sheet. The change in net interest income may not always follow the general expectations of an asset sensitive or liability sensitive balance sheet during periods of changing interest rates, because interest rates earned or paid may change by differing increments and at different time intervals for each type of interest sensitive asset or liability. As a result of these factors, at any given time, the Company may be more sensitive or less sensitive to changes in interest rates than indicated in the following table. Management reviews predicted results versus actual results on a periodic basis and as a result of these reviews modifies assumptions as appropriate.

Based on a financial analysis of the asset-liability simulation model performed as of December 31, 2003 and 2002, which takes into account how the specific interest rate scenario would be expected to affect each interest-earning asset and each interest-bearing liability, the Company estimates that changes in market interest rates would affect the Company's performance as follows:

	December 31, 2003		December 31, 2002
	Increase (decrease)	Estimated	Increase (decrease)	Estimated
	in Net Interest	Net Interest	in Net Interest	Net Interest
	Income	Margin	Income	Margin
($000's)
Interest rate increase of:
100 basis points	$3,434	4.78%	$4,809	5.58%
200 basis points	$5,433	4.85%	$7,642	5.70%

Interest rate decrease of:
100 basis points	($4,199)	4.51%	($6,200)	5.12%
200 basis points	($6,852)	4.41%	($10,550)	4.94%

LIQUIDITY

Maintaining the appropriate amount of liquidity enables the Company to meet the borrowing needs of its customers and withdrawals of its depositors. The Company meets its liquidity needs through the maintenance of cash resources, lines of credit with other financial institutions, a stable base of core deposits and the use of junior subordinated debentures held by trusts that issued guaranteed capital debt securities. Excess funds, when available, are deposited on a short-term basis with the Federal Home Loan Bank ("FHLB") or invested overnight with other banks as federal funds sold. Customer deposits are the Company's primary source of funds. Having a stable and diversified deposit base is a significant factor in the Company's long-term liquidity structure.

At December 31, 2003 the Company had an available line of credit at FHLB of $97.9 million, which was secured by a blanket pledge of selected bank assets. The Company also had total fed funds lines at various financial institutions totaling $63.0 million at other financial institutions. At December 31, 2003 the Company had overnight investments of $24.5 million. The Company also has the flexibility of selling securities from its available-for-sale investment portfolio to meet liquidity needs.

Annual Report Page 18

The following table presents the Company's future contractual obligations:

	Less than			More than
	1 year	1-3 years	3-5 years	5 years	Total
Equipment leases	$3	$5	$-	$-	$8
Real estate leases	2,910	5,582	4,642	12,184	25,318
Long term debt	50,000	5,000	-	-	55,000
Junior subordinated debentures held by trusts
that issued guaranteed capital debt securities	-	-	-	97,941	97,941
Other	987	675	675	3,278	5,615
Total	$53,900	$11,262	$5,317	$113,403	$183,882

CAPITAL

Shareholders' equity was $319.0 million at December 31, 2003 compared with $288.2 million at December 31, 2002. The increase was due primarily to earnings and stock options exercised, offset by a decrease in accumulated other comprehensive income and dividends paid.

Management seeks to maintain capital at a level that provides shareholders, customers and regulators with assurance of the Company's financial soundness, while at the same time employing leverage to achieve a desirable level of profitability. The Company is subject to certain minimum regulatory capital standards. These minimum standards include maintaining Tier 1 Capital at 4.0% and Total Capital at 8.0% of risk-weighted assets. At December 31, 2003 the Company had a Tier 1 ratio of 10.67% and a Total Capital ratio of 11.73%.

The Bank is also subject to regulatory capital standards. These minimum standards include maintaining Tier 1 Capital at 4.0% and Total Capital at 8.0% of risk-weighted assets. At December 31, 2003 the Bank had a Tier 1 ratio of 10.04% and a Total Capital ratio of 11.11%.

Annual Report Page 19

UMPQUA HOLDINGS CORPORATION

Consolidated Financial Statements for the Years
Ended December 31, 2003, 2002 and 2001,
and Independent Auditors' Report

Annual Report Page 20

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
Umpqua Holdings Corporation
Portland, Oregon

We have audited the consolidated balance sheets of Umpqua Holdings Corporation and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Umpqua Holdings Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Portland, Oregon
February 27, 2004

Annual Report Page 21

UMPQUA HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002 ($000's)
ASSETS	2003	2002
Cash and due from banks, non-interest-bearing (Note 2)	$103,565	$101,892
Federal funds sold	24,500	12,049
Interest-bearing deposits in other banks	5,941	6,601
Total cash and cash equivalents	134,006	120,542
Trading account securities	1,265	1,905
Investment securities available-for-sale, at fair value (Note 3)	501,904	331,160
Investment securities held-to-maturity, at amortized cost (Note 3)	14,612	18,455

Mortgage loans held for sale, at cost which approximates market	37,798	62,349

Loans receivable (Note 4)	1,992,669	1,771,617
Leases	10,918	6,698
Less: Allowance for credit losses (Note 4)	(25,352)	(24,731)
Loans and leases, net	1,978,235	1,753,584
Federal Home Loan Bank stock, at cost	7,168	6,589
Premises and equipment, net (Note 5)	63,328	58,585
Mortgage servicing rights, net (Note 6)	10,608	9,316
Goodwill and other intangibles, net (Note 7)	159,585	160,967
Accrued interest receivable and other assets	55,306	32,512
	$2,963,815	$2,555,964
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposit liabilities:
Demand, non-interest-bearing	$589,901	$494,810
Demand, interest-bearing	1,048,733	814,494
Savings	145,960	162,043
Time deposits (Note 8)	593,598	632,443
Total deposit liabilities	2,378,192	2,103,790
Securities sold under agreements to repurchase (Note 9)	43,531	31,232
Federal funds purchased	40,000	5,000
Term debt (Note 16)	55,000	24,219
Trust preferred securities (Note 17)	-	75,000
Junior subordinated debentures held by Trusts that issued guaranteed
capital debt securities (Note 17)	97,941	-
Accrued interest payable and other liabilities	30,182	28,564
	2,644,846	2,267,805

Commitments and contingencies (Notes 10 and 20)

Shareholders’ equity (Notes 18 and 19)
Common stock, no par value, 100,000,000 shares authorized; issued and
outstanding: 28,411,816 in 2003 and 27,980,591 in 2002	230,773	225,380
Retained earnings	89,058	59,475
Accumulated other comprehensive (loss) income	(862)	3,304
	318,969	288,159
	$2,963,815	$2,555,964

See notes to consolidated financial statements.

Annual Report Page 22

UMPQUA HOLDINGS CORPORATION CONSOLIDATED STATEMENTS OF INCOME YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 ($000's except per share amounts)
	2003	2002	2001
INTEREST INCOME
Interest and fees on loans	$126,900	$86,967	$73,222
Interest on taxable investment securities	11,948	8,942	9,220
Interest on tax-exempt investment securities	2,443	3,032	2,737
Dividends on FHLB and FRB stock	307	466	533
Interest on temporary investments	465	836	2,236
Interest on trading account assets	69	82	90
Total interest income	142,132	100,325	88,038
INTEREST EXPENSE
Interest on deposits	23,608	21,545	30,155
Interest on federal funds purchased and repurchase agreements	502	372	614
Interest on borrowed funds	1,035	1,024	1,640
Interest on notes payable of junior subordinated debentures and
trust preferred securities	3,715	856	-
Total interest expense	28,860	23,797	32,409
Net interest income	113,272	76,528	55,629
Provision for credit losses (Note 4)	4,550	3,888	3,190
Net interest income after provision for credit losses	108,722	72,640	52,439
NON-INTEREST INCOME
Service fees	12,556	8,640	7,768
Brokerage commissions and fees	9,498	9,012	8,309
Mortgage banking income	11,473	9,075	5,106
Gain (loss) on sale of investments	2,155	(497)	210
Other income	3,361	2,113	2,005
Total non-interest income	39,043	28,343	23,398
NON-INTEREST EXPENSE
Salaries and benefits (Note 15)	53,090	37,117	30,260
Occupancy and equipment	14,833	9,596	8,263
Communications	4,630	3,147	2,633
Marketing	3,567	1,837	1,580
Supplies	2,100	1,591	1,650
Services	7,367	5,043	4,025
Settlement fees	777	822	619
Intangible amortization	404	405	1,134
Other operating	6,419	4,404	4,107
Merger expense (Note 12)	2,082	2,752	6,610
Total non-interest expense	95,269	66,714	60,881
INCOME BEFORE PROVISION FOR INCOME TAXES	52,496	34,269	14,956
PROVISION FOR INCOME TAXES (Note 11)	18,377	12,301	6,406
NET INCOME	$34,119	$21,968	$8,550
EARNINGS PER COMMON SHARE (Note 14)
Basic	$1.21	$1.04	$0.46
Diluted	$1.19	$1.03	$0.45
See notes to consolidated financial statements.

Annual Report Page 23

UMPQUA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 ($000's)
				Accumulated
				Other Com-
	Common Stock			prehensive	Compre-
			Retained	Income	hensive
	Shares	Amount	Earnings	(Loss)	Income
BALANCE AT JANUARY 1, 2001	18,728,300	$76,127	$35,016	$343
Net income			8,550		$8,550
Other comprehensive income, net of tax
Unrealized gains on securities arising during the period (1)				1,649	1,649
Comprehensive income					$10,199
Stock option plans (Note 19)	110,258	811
Stock issued in connection with acquisitions (Note 12)	1,114,407	15,330
Cash dividends			(2,525)
Balance at December 31, 2001	19,952,965	$92,268	$41,041	$1,992
BALANCE AT JANUARY 1, 2002	19,952,965	$92,268	$41,041	$1,992
Net income			21,968		$21,968
Other comprehensive income, net of tax
Unrealized gains on securities arising during the period (2)				1,312	1,312
Comprehensive income					$23,280
Deferred compensation related to acquisitions		(356)
Deferred compensation earned during the period		140
Stock repurchased and retired	(14,893)	(228)
Stock option plans (Note 19)	223,438	2,285
Stock issued in connection with acquisitions (Note 12)	7,819,081	131,271
Cash dividends			(3,534)
Balance at December 31, 2002	27,980,591	$225,380	$59,475	$3,304
BALANCE AT JANUARY 1, 2003	27,980,591	$225,380	$59,475	$3,304
Net income			34,119		$34,119
Other comprehensive loss, net of tax
Unrealized losses on securities arising during the period (3)				(4,166)	(4,166)
Comprehensive income					$29,953
Deferred compensation earned during the period		149
Stock repurchased and retired	(24,000)	(409)
Stock option plans (Note 19)	455,225	5,653
Cash dividends			(4,536)
Balance at December 31, 2003	28,411,816	$230,773	$89,058	$(862)

(1)	Net unrealized holding gain on securities of $1,779 (net of $1,098 tax expense) less reclassification adjustment for net gains included in net earnings of $130 (net of $80 tax expense)
(2)	Net unrealized holding gain on securities of $1,010 (net of $705 tax expense) plus reclassification adjustment for net losses included in net earnings of $302 (net of $195 tax benefit)
(3)	Net unrealized holding loss on securities of $2,858 (net of $1,849 of tax benefit) plus reclassification adjustment for net gains included in net earnings of $1,308 (net of $847 tax expense)

See notes to consolidated financial statements.

Annual Report Page 24

UMPQUA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 ($000's)
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,119	$21,968	$8,550
Adjustments to reconcile net income to net cash provided by (used by) operating activities:
Federal Home Loan Bank stock dividends	(307)	(466)	(489)
Deferred income tax expense (benefit)	4,074	(2,304)	88
Amortization of investment premiums, net	3,618	808	360
Origination of loans held for sale	(863,351)	(777,727)	(412,915)
Proceeds from sales of loans held for sale	901,386	745,824	406,351
Net decrease (increase) in trading account assets	640	1,105	(1,904)
Provision for loan losses	4,550	3,888	3,190
Gain on sales of loans	(13,484)	(10,577)	(1,389)
(Gain) loss on sale investment securities available-for-sale	(2,155)	497	(210)
Increase in mortgage servicing rights	(982)	(5,424)	(1,739)
Depreciation and amortization	5,961	3,768	4,531
Tax benefit of stock options exercised	(911)	(781)	(155)
Net increase in other assets	(18,765)	(5,503)	(921)
Net increase (decrease) in other liabilities	4,552	(2,651)	4,830
Other, net	(1,050)	1,502	15
Net cash provided by (used by) operating activities	57,895	(26,073)	8,193
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(399,235)	(158,987)	(77,369)
Purchases of investment securities held-to-maturity	-	-	(1,395)
Purchases of Federal Home Loan Bank stock	(2,115)	-	(41)
Sales and maturities of investment securities available-for-sale	220,157	119,236	129,416
Redemption of Federal Home Loan Bank stock	1,843	3,747	759
Maturities of investment securities held-to-maturity	3,833	1,011	744
Net loan and lease originations	(226,554)	(148,737)	(149,888)
Purchase of loans	(11,000)	-	(28,340)
Disposals of furniture and equipment	3,277	1,423	-
Acquisitions, net of cash acquired	-	(15,074)	7,313
Investment in subsidiary	-	(638)	(333)
Proceeds from sales of loans	4,449	16,176	3,762
Minority interest in subsidiaries	-	-	(2,594)
Purchases of premises and equipment	(13,911)	(8,767)	(5,444)
Net cash used by investing activities	(419,256)	(190,610)	(123,410)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit liabilities	275,856	176,948	113,490
Net increase (decrease) in Fed funds purchased	35,000	(2,500)	7,500
Net increase (decrease) in securities sold under agreements to repurchase	12,299	(1,764)	17,135
Dividends paid on common stock	(4,536)	(3,534)	(2,525)
Proceeds from the issuance of Trust preferred securities	20,000	75,000	-
Proceeds from stock options exercised	5,653	2,285	860
Retirement of common stock	(409)	(228)	-
Term debt borrowings	50,000	30,000	-
Repayments of term debt	(19,038)	(46,970)	(8,416)
Net cash provided by financing activities	374,825	229,237	128,044
Net increase in cash and cash equivalents	13,464	12,554	12,827
Cash and cash equivalents, beginning of year	120,542	107,988	95,161
Cash and cash equivalents, end of year	$134,006	$120,542	$107,988

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$29,022	$22,561	$32,818
Income taxes	$15,230	$14,045	$8,279

See notes to consolidated financial statements.

Annual Report Page 25

UMPQUA HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Umpqua Holdings Corporation (the "Company") is a financial holding company headquartered in Portland, Oregon, and is engaged primarily in the business of commercial and retail banking and the delivery of retail brokerage services. The Company provides a wide range of banking, asset management, mortgage banking, and other financial services to corporate, institutional and individual customers through its wholly-owned banking subsidiary Umpqua Bank (the "Bank"). The Company engages in the retail brokerage business through its wholly owned subsidiary Strand, Atkinson, Williams & York, Inc. ("Strand"). The Company and its subsidiaries are subject to the regulations of certain National and State agencies and undergo periodic examination by these regulatory agencies.

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

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 provides guidance on how to identify the primary beneficiary of a variable interest entity and determine when the primary beneficiary should consolidate the variable interest entity. The recognition and measurement provisions of this Interpretation were adopted for the Company's Trust Preferred subsidiaries effective September 30, 2003. In December 2003 the FASB issued a revision to FIN 46. As permitted by the revised Interpretation, the Company is continuing to evaluate the impact of this interpretation on its other variable interest entities. The final effective date of the interpretation is for reporting periods ending after March 15, 2004.

Cash and Cash Equivalents include cash and due from banks, federal funds sold and interest bearing balances due from other banks.

Trading Account Securities - Debt securities held for resale are classified as trading account securities and reported at fair value. Realized and unrealized gains or losses are recorded in non-interest income.

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

Annual Report Page 26

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

Impaired Loans - Loans specifically identified as impaired are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. If the measurement of the impaired loans value is less than the recorded investment in the loan, impairment is recognized by creating or adjusting an existing allocation of the allowance for credit losses. Interest received on impaired loans is applied first against the recorded impaired loan until paid in full, next as a recovery up to any amounts charged off related to the impaired loan and lastly as revenue.

Allowance for Credit Losses - The allowance for credit losses is established to absorb known and inherent losses primarily resulting from loans and leases outstanding. Accordingly, all credit losses are charged to the allowance and all recoveries are credited to it. The provision for credit losses charged to operating expense is based on past credit loss experience and other factors, which in management's judgment deserve current recognition in estimating probable credit losses. Such other factors include growth and composition of the loan and lease portfolio, credit concentrations, trends in portfolio volume, maturities, delinquencies and non-accruals, the relationship of the allowance for credit losses to outstanding loans and leases, and general economic conditions. While management uses the best information available to base its estimates, future adjustments to the allowance may be necessary if economic conditions, particularly in the Company's market, differ substantially from the assumptions used. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for credit losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. The Company's principal lending activity is concentrated along the Interstate 5 corridor in Oregon State and southern Washington State.

Loan Fees and Direct Loan Origination Costs - Loan origination fees and direct loan origination costs are deferred and recognized as an adjustment to the yield over the life of the related loans.

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

Annual Report Page 27

Other Real Estate Owned represents property acquired through foreclosures or settlement of loans and is carried at the lower of the principal amount of the loans outstanding at the time acquired or at the estimated fair market value of the property. Other real estate owned is recorded in other assets in the financial statements.

Federal Home Loan Bank Stock - The Company's investment in Federal Home Loan Bank ("FHLB") stock is carried at par value, which reasonably approximates its fair value. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets or FHLB advances. At December 31, 2003, the Company's minimum required investment was approximately $5.6 million. The Company may request redemption at par value of any stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB.

Reclassifications - Certain amounts reported in prior years' financial statements have been reclassified to conform to the current presentation. The effects of the reclassifications are not considered material.

Business Segments - SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, requires public enterprises to report certain information about their operating segments in a complete set of financial statements to shareholders. It also requires reporting of certain enterprise-wide information about the Company's products and services, its activities in different geographic areas, and its reliance on major customers. The basis for determining the Company's operating segments is the manner in which management operates the business. Management has identified four primary business segments, Retail Banking, Retail Brokerage, Mortgage Banking and Other. Retail Banking consists of the Company's 63 stores and is engaged in full-service community banking. The Retail Brokerage segment consists of the operations of Strand. Strand provides a full range of retail brokerage activities. The Mortgage Banking segment is a division of the Bank engaged in the origination, sale and servicing of single family residential mortgages. Other consists of administrative overhead expenses and inter-segment eliminations.

Stock Options and Profit Sharing Plans- The Company applies Accounting Principals Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its plan and, accordingly, no compensation cost has been recognized for stock options in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for the stock options under the Black-Scholes option-pricing model, as permitted, the Company's net income would have been reduced to the pro forma amounts indicated below:

	2003	2002	2001

Net income, as reported (000's)	$34,119	$21,968	$8,550
Net income, pro forma (000's)	$33,348	$21,724	$8,527
Basic earnings per share	$1.21	$1.04	$0.46
Basic earnings per share, pro forma	$1.18	$1.03	$0.45
Diluted earnings per share	$1.19	$1.03	$0.45
Diluted earnings per share, pro forma	$1.16	$1.02	$0.45

The Company has a stock option plan. For stock options issued under the plan, grants are issued with an exercise price equal to the fair value of the shares at the date of grant. In accordance with APB Opinion No. 25, no compensation expense is recognized for the issuance of these grants.

The Company also has a profit sharing plan covering substantially all its employees. The contribution is determined annually by the Board of Directors, at its discretion.

The Company has a restricted stock plan covering a select group of employees. The stock awards vest ratably over 5 years and are recognized as expense over that same period of time.

Recently Issued Accounting Pronouncements- In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 provides guidance on how to identify the primary beneficiary of a variable interest entity and determine when the variable interest entity should be consolidated by the primary beneficiary. The recognition and measurement provision of this Interpretation were adopted for the Company's Trust Preferred subsidiaries for the quarter ending September 30, 2003. As permitted by the Interpretation, the Company is continuing to evaluate the impact of this interpretation on its other variable interest entities. The final effective date of the interpretation is for reporting periods ending after December 31, 2003.

On May 31, 2003 the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is

Annual Report Page 28

effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of SFAS No. 150 has not had a material impact on the Company's financial statements.

The Securities and Exchange Commission is expected to issue a staff accounting bulletin in the first quarter of 2004 that will require registrants to begin accounting for loan commitments on loans held for sale as written options that would be reported as liabilities, not as assets. The change is expected to be effective for periods ending after March 15, 2004 and is not expected to have a material impact on the Company's financial statements.

2. CASH AND DUE FROM BANKS

The Company is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The amount of average required reserve balance for the periods ending December 31, 2003 and 2002 was approximately $38.1 million and $18.2 million, respectively, and was met by holding cash and maintaining an average balance with the Federal Reserve Bank.

3. INVESTMENT SECURITIES

The amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities are as follows:

	December 31, 2003
	Amortized	Unrealized	Unrealized
($000's)	Cost	Gains	Losses	Fair Value
Available-For-Sale:
U.S. Treasury and agencies	$172,263	$1,165	$654	$172,774
U.S. Government agency mortgage-backed securities	257,483	1,008	3,101	255,390
Obligations of states and political subdivisions	23,542	768	43	24,267
Other investment securities	50,037	-	564	49,473
	$503,325	$2,941	$4,362	$501,904
($000's)
Held-To-Maturity:
Obligations of states and political subdivisions	$14,237	$765	$3	$14,999
Other investment securities	375	10	-	385
	$14,612	$775	$3	$15,384

	December 31, 2002
	Amortized	Unrealized	Unrealized
($000's)	Cost	Gains	Losses	Fair Value
Available-For-Sale:
U.S. Treasury and agencies	$52,005	$1,230	$47	$53,188
U.S. Government agency mortgage-backed securities	191,418	2,249	410	193,257
Corporate obligations	3,735	15	-	3,750
Obligations of states and political subdivisions	58,517	2,441	31	60,927
Other investment securities	20,038	-	-	20,038
	$325,713	$5,935	$488	$331,160
($000's)
Held-To-Maturity:
Obligations of states and political subdivisions	$17,780	$864	$51	$18,593
Other investment securities	675		13	662
	$18,455	$864	$64	$19,255

Annual Report Page 29

Gross realized gains and gross realized losses on securities available-for-sale for the years ended December 31, 2003, 2002 and 2001 were as follows:

	2003		2002		2001
($000's)	Gains	Losses	Gains	Losses	Gains	Losses
U.S. Treasury and agencies	$5	$-	$-	$11	$199	$9
U.S. Government agency mortgage-backed securities	3	12	4	-	-	10
Corporate obligations	10	-	404	904	30	-
Obligations of states and political subdivisions	2,264	115	10	-	-	-
Total	$2,282	$127	$418	$915	$229	$19

There were no securities that have had continuous unrealized losses for more than 12 months in 2003 or 2002.

Investment securities having a carrying value of $224.25 million and $170.50 million at December 31, 2003 and 2002, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The carrying value and fair value of debt securities at December 31, 2003 with contractual maturity dates are shown in the following table. Securities with serial maturities, which include mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, are detailed on a separate line. Serial maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Certain obligations of U.S. government agencies and states and political subdivisions are callable by the applicable agency or political subdivision. These borrowers also have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-For-Sale		Held-To-Maturity
($000's)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$34,010	$34,202	$100	$101
Due after one year through five years	73,208	74,529	1,823	1,911
Due after five years through ten years	83,039	82,703	10,674	11,330
Due after ten years	5,548	5,607	1,640	1,657
Serial maturities	257,483	255,390	-	-
Other investment securities	50,037	49,473	375	385
Total	$503,325	$501,904	$14,612	$15,384

 4. LOANS RECEIVABLE

The breakdown of loans receivable for the indicated years ended December 31 are summarized as follows:

($000's)	2003	2002
Commercial	$566,092	$554,748
Real estate:
Construction	232,792	270,115
Residential and commercial	1,106,998	866,878
Individuals	86,023	79,169
Other	764	707
Total	$1,992,669	$1,771,617

 Included in the above balances are net deferred fees of $6.91 million and $4.76 million at December 31, 2003 and 2002, respectively.

Annual Report Page 30

At December 31, 2003, loans are comprised of fixed and variable rate instruments as follows:

($000's)
Loans at fixed rates	$382,782
Loans at variable rates	1,609,887
Total	$1,992,669

Loans at variable rates include loans that reprice immediately, as well as loans that reprice any time prior to maturity.

Approximate loan portfolio maturities on fixed-rate loans and repricings on variable-rate loans at December 31, 2003 are as follows:

($000's)	Within 1 Year	1 to 5 Years	After 5 Years	Total
Commercial	$391,754	$132,464	$41,874	$566,092
Real estate	467,635	681,261	190,894	1,339,790
Individuals	59,157	14,262	12,604	86,023
Other	764	-	-	764
Total	$919,310	$827,987	$245,372	$1,992,669

Approximately $861.23 million of variable-rate loans will reprice within one year and an additional $683.34 million will reprice within five years. Variable residential real estate loans have maturities between 15 and 30 years; variable commercial and industrial real estate loans typically have maturities between 5 and 10 years.

In the ordinary course of business, the Company has made loans to its directors, executive officers, principal shareholders and their associated and affiliated companies ("related parties"). All such loans have been made on the same terms as those prevailing at the time of origination to other borrowers. At December 31, 2003 and 2002 outstanding loans to related parties were $2.66 million and $3.52 million, respectively. Repayments of $846,000 and new advances of $356,000 were made during the year ended December 31, 2003. The significant decrease in loans to related parties is due to the fact that several former directors and officers who were considered related parties at December 31, 2002 were not considered related parties at December 31, 2003.

Transactions in the allowance for credit losses of the Company for the indicated years ended December 31 are summarized as follows:

($000's)	2003	2002	2001
Balance, January 1	$24,731	$13,221	$9,838
Provision for credit losses	4,550	3,888	3,190
	29,281	17,109	13,028
Charge-offs	(6,077)	(2,792)	(2,146)
Recoveries	2,148	558	476
Net charge-offs	(3,929)	(2,234)	(1,670)
Acquisitions	-	9,856	1,863
Balance, December 31	$25,352	$24,731	$13,221

Annual Report Page 31

A summary of non-accrual loans and the related loss of interest income is presented below:

($000's)	2003	2002
Non-accrual loans December 31	$10,498	$15,152
Interest income that would have been earned during the year at	$405	$406
original contractual rates
Interest income actually recognized during the year	$79	$113

At December 31, 2003 the Company had $963,000 of loans that were considered impaired under SFAS No. 114, Accounting for Impaired Loans, included in non-accrual loans. The Company had loans totaling $6.55 million considered impaired at December 31, 2002. The allowance allocated to impaired loans was $0 and $0 at December 31, 2003 and 2002, respectively. The amount of the allowance against impaired loans was determined after measuring impairment based on the present value of the expected future cash flows discounted at the loan's effective rate. The average recorded investment in impaired loans was approximately $1.15 million and $640,000 for the years ended December 31, 2003 and 2002.

All of the Bank's loans, commitments and commercial and standby letters of credit have been granted to customers in the Bank's market area. Investments in state and municipal securities are not significantly concentrated within any one region of the United States. The distribution of commitments to extend credit were granted primarily to commercial borrowers as of December 31, 2003. The Bank's loan policy does not allow the extension of credit to any single borrower or group of related borrowers in excess of a total of $20 million without approval from the Board of Directors.

5. PREMISES AND EQUIPMENT

The detail of premises and equipment is as follows:

(000's)	2003	2002
Land	$8,553	$9,171
Buildings	51,185	41,455
Furniture, fixtures and equipment	45,446	32,078
	105,184	82,704
Less accumulated depreciation and amortization	41,856	24,119
Total	$63,328	$58,585

6. MORTGAGE SERVICING RIGHTS

Mortgages serviced for others are not included in the accompanying balance sheets. Loans serviced for others totaled $1.170 billion and $985 million at December 31, 2003 and 2002, respectively. In order to determine the fair value of the MSR, the Company uses a model that estimates the present value of expected future cash flows. Assumptions used in the model include market discount rates and anticipated prepayment speeds. In addition, the Company uses market comparables for estimates of the cost of servicing, inflation rates and ancillary income.

Annual Report Page 32

The key assumptions used in impairment testing of the MSR included a weighted average constant prepayment rate ("CPR") of 17.3% and a discount rate of 8.796%. The changes in the balance of capitalized mortgage servicing rights were as follows:

($000's)	2003	2002	2001
Balance, beginning of year	$9,316	$4,876	$3,137
Additions for new mortgage servicing rights capitalized	6,671	8,067	4,038
Amortization of servicing rights	(5,289)	(2,406)	(1,303)
Impairment charge	(90)	(1,221)	(996)
	$10,608	$9,316	$4,876

The impairment charge is established through a valuation allowance which is adjusted as needed through a charge to operations.

7. GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangible assets consisted of the following at December 31, 2003 and 2002:

($000's)	Gross Carrying Amount
Intangible assets carrying value	2003	2002
Core deposit intangible, net	$1,955	$2,359
Goodwill	157,630	158,608
Mortgage servicing rights, net	10,608	9,316
Total	$170,193	$170,283

At December 31, 2003 and 2002 the Company had $809,000 and $405,000 of accumulated amortization related to core deposit intangibles. The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002 and, accordingly, no longer amortizes goodwill.

Amortization and write-downs of intangible assets for 2003 and 2002 was as follows:

($000's)	Amortization and write-down Years Ended December 31
Intangible assets amortization and impairment	2003	2002
Core deposit intangible	$404	$405
Mortgage servicing rights	5,379	3,627
Total	$5,783	$4,032

Forecasted existing intangible asset amortization for the next five years is as follows:

Estimated amortization expense ($000's)
For year ended 12/31/04	$2,139
For year ended 12/31/05	1,957
For year ended 12/31/06	1,913
For year ended 12/31/07	1,854
For year ended 12/31/08	1,764

Annual Report Page 33

Core deposit intangibles are recorded at the Retail Banking segment and mortgage servicing rights are recorded at the Mortgage banking segment. Goodwill by segment was as follows at December 31, 2003 and 2002:

($000's)	Retail	Retail
Goodwill:	Banking	Brokerage
Balance, December 31, 2002	$154,911	$3,697
Adjustments (1)	(1,228)	-
Additions	250	-
Balance, December 31, 2003	$153,933	$3,697

(1) Included in adjustments is the fair value of assets and liabilities acquired in the Centennial acquisition recorded during the purchase price allocation period which ended on November 15, 2003.

	Years Ended December 31,
	2003	2002	2001
($000's except per share data)
Reported net income	$34,119	$21,968	$8,550
Add back: goodwill amortization	-	-	1,134
Adjusted net income	$34,119	$21,968	$9,684

Basic earnings per share
Reported basic earnings per share	$1.21	$1.04	$0.46
Add back: goodwill amortization	-	-	0.06
Adjusted basic earnings per share	$1.21	$1.04	$0.52

Diluted earnings per share
Reported diluted earnings per share	$1.19	$1.03	$0.45
Add back: goodwill amortization	-	-	0.06
Adjusted diluted earnings per share	$1.19	$1.03	$0.51

8. TIME DEPOSITS

Included in time deposits at December 31, 2003, and 2002 are $288.93 million and $248.39 million respectively, of deposits $100,000 or greater.

The following table sets forth, by remaining maturity, time certificates of deposit at December 31, 2003 and 2002:

($000's)	Time Deposits of $100 thousand or More	All Other Time Deposits	Total

December 31, 2003
Three months or less	$83,486	$80,944	$164,430
Over three months through twelve months	137,517	143,142	280,659
Over twelve months through three years	49,776	58,257	108,033
Over three years	18,149	22,327	40,476
Total	$288,928	$304,670	$593,598

Annual Report Page 34

	Time Deposits of	All Other
($000's)	$100 thousand or More	Time Deposits	Total
December 31, 2002
Three months or less	$67,517	$77,060	$144,577
Over three months through twelve months	116,537	179,797	296,334
Over twelve months through three years	52,771	107,303	160,074
Over three years	11,560	19,898	31,458
Total	$248,385	$384,058	$632,443

9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

($000's)	Repurchase Amount	Weighted Average Interest Rate	Carrying Value of Underlying Assets	Market Value of Underlying Assets
December 31, 2003	$43,531	1.40%	$44,422	$44,224
December 31, 2002	$31,232	1.43%	$31,458	$31,458

The securities underlying agreements to repurchase entered into by the Bank are for the same securities originally sold, with a one day maturity. In all cases, the Company maintains control over the securities. Securities sold under agreements to repurchase averaged approximately $34.89 million for the year ended December 31, 2003, and the maximum amount outstanding at any month end for the year ended December 31, 2003 was $43.56 million. Investment securities are pledged as collateral in an amount equal to the repurchase agreements.

10. LEASE COMMITMENTS

The Company is obligated under a number of noncancelable operating leases for land, buildings and equipment. The majority of these leases have renewal options. In addition, some of the leases contain escalation clauses tied to the consumer price index with caps.

The Company's future minimum rental payments required under land, buildings and equipment operating leases that have initial or remaining noncancelable lease terms of one year or more are as follows ($000's):

Year Ending December 31,
2004	$2,913
2005	2,930
2006	2,657
2007	2,404
2008	2,238
Thereafter	12,184
Total	25,326

Rent expense applicable to operating leases for the years ended December 31, 2003, 2002 and 2001 was $3.08 million, $1.21 million and $1.02 million, respectively.

Annual Report Page 35

11. INCOME TAXES

The following is a summary of consolidated income tax expense (benefit):

	Current	Deferred	Total
Year ended December 31, 2003 ($000's):
Federal	$11,701	$3,390	$15,091
State	2,602	684	3,286
	$14,303	$4,074	$18,377

Year ended December 31, 2002 ($000's):
Federal	$12,152	$(1,917)	$10,235
State	2,453	(387)	2,066
	$14,605	$(2,304)	$12,301

Year ended December 31, 2001 ($000's):
Federal	$5,257	$73	$5,330
State	1,061	15	1,076
	$6,318	$88	$6,406

A reconciliation of the Company's expected tax expense using the U.S. Federal income tax statutory rate to the actual effective rate is as follows:

	2003	2002	2001

Statutory Federal income tax rate	35.0%	35.0%	35.0%
Tax-exempt income	(2.0)	(3.1)	(6.5)
State tax, net of Federal income tax benefit	4.1	4.3	5.3
Tax credits	(1.3)	-	-
Amortization of intangibles	-	-	3.2
Nondeductible merger expenses	-	-	4.8
Other	(0.8)	(0.3)	1.0
Effective income tax rate	35.0%	35.9%	42.8%

Annual Report Page 36

The tax effects of temporary differences which give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31 are as follows:

($000's)	2003	2002
Deferred tax assets:
Loans receivable, due to allowance
for loan losses	$9,572	$8,000
Net operating loss carryforward	2,190	-
Deferred bonus	558	1,348
Accrued liabilities	353	588
Other	1,039	1,100
Total gross deferred tax assets	13,712	11,036

Deferred tax liabilities:
Investment securities, due to accretion of discount	372	370
Excess tax over book depreciation	4,404	2,867
Investment securities, due to FHLB stock dividends	1,621	-
Unrealized gain on investment securities	-	2,125
Deferred loan fees	1,627	1,223
Leased assets	2,258	-
Other	1,025	692
Total gross deferred tax liabilities	11,307	7,277

Net deferred tax assets	$2,405	$3,759

There was no valuation allowance for deferred tax assets as of December 31, 2003 and 2002. The Company has determined that it is not required to establish a valuation allowance for the deferred tax assets as management believes it is more likely than not that the deferred tax asset of $14.02 million and $11.04 million at December 31, 2003 and 2002, respectively, will be realized principally through carryback to taxable income in prior years, future reversals of existing taxable temporary differences, and to a minor extent, future taxable income. Management believes that future taxable income will be sufficient to realize the benefits of temporary deductible differences that cannot be realized through carryback to prior years or through the reversal of future temporary taxable differences.

12. ACQUISITIONS

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

The Company acquired Linn Benton Bank ("LBB") on December 28, 2001 for 887,453 shares of common stock and $7.99 million in cash. The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of LBB have been recorded at their respective fair values at the effective date of the acquisition. Goodwill, the excess of the purchase price over the net fair value of the assets and liabilities acquired, was recorded at $10 million. At the time of the acquisition, LBB had total loans of $91 million, total assets of $128 million and total deposits of $99 million.

The following information presents unaudited pro forma results of operations for the years ended December 31, 2002 and 2001 as though the LBB and CEBC acquisitions had occurred on January 1, 2001. The pro forma results do not necessarily indicate the results that would have been obtained had the acquisitions actually occurred on January 1, 2001.

Annual Report Page 37

	Years Ended December 31, (unaudited)
($000's except per share data)	2002	2001
Net interest income	$109,885	$100,453
Provision for credit losses	10,494	7,140
Non-interest income	34,022	29,578
Non-interest expense	91,923	$89,195
Income before provision for income taxes	41,490	33,696
Provision for income taxes	15,051	13,498
Net income	$26,439	20,198

Basic earnings per share	$0.95	$0.76
Diluted earnings per share	$0.93	$0.75

The fair values of the CEBC assets acquired and liabilities assumed as of November 15, 2002 were initially recorded as follows ($000's):

Investment securities	$96,977
Loans and leases, net	632,895
Premises	16,147
Goodwill	134,515
Other intangibles	352
Other assets	14,787
$895,673

Deposits	$722,225
Securities sold under agreements to repurchase	7,281
Other borrowings	10,172
Other liabilities	9,968
Acquisition cost, net of cash acquired	146,027
$895,673

Subsequent to the acquisition, certain of these assets were adjusted as part of the allocation of the purchase price.

On December 30, 2001, Umpqua Holdings Corporation ("UMPQ") merged with Independent Financial Network, Inc. ("INFN"). Each share of INFN stock was exchanged for .80 shares of UMPQ stock, resulting in the issuance of 4,348,010 new shares. The transaction was accounted for under the pooling-of-interests method of accounting and accordingly, the assets and liabilities of the two corporations were combined using historical cost. In conjunction with the INFN merger, the Company bought out the minority interests in certain subsidiaries of INFN. The minority interest buyout was accounted for using the purchase method of accounting. The Company issued 226,954 shares of UMPQ stock and recorded goodwill and core deposit intangibles of $1.52 million. All financial statements and footnotes have been restated for all periods presented to reflect the combined organization. At the time of the acquisition INFN had total loans of $275 million, total assets of $440 million and total deposits of $352 million

On December 1, 2000, the Company merged with VRB Bancorp ("VRB"). Each share of VRB Bancorp stock was exchanged for .8135 shares of UMPQ stock. The transaction was accounted for under the pooling-of-interests method of accounting and, accordingly, the assets and liabilities of the two corporations were combined using historical cost. At the time of the acquisition, VRB had total loans of $226 million, total assets of $348 million and total deposits of $310 million.

Annual Report Page 38

As a result of the mergers and merger related activities, the Company incurred expenses that were classified as merger-related. The components of these charges for the years ended December 31 was as follows:

	Years Ended December 31,
($000's)	2003	2002	2001
Professional fees	$92	$224	$2,118
Severance and relocation	526	726	1,647
Premises and equipment write-downs	657	-	1,205
Contract settlement		-	798
Marketing and communications	169	1,079	118
Other	638	723	724
	$2,082	$2,752	$6,610

The following table summarizes activity in the Company's accrued restructuring charges:

($000's)	December 31,
CEBC merger	2003	2002
Beginning balance	$3,905	$-
Additions:
Charged to merger expense	621	270
Charged to goodwill	248
Balance acquired from CEBC	-	3,880
Utilization:
Reductions credited to goodwill	(1,602)	-
Reductions credited to merger expense	(21)
Reclassifications	(1,118)
Payments and write-offs	(1,656)	(245)
Ending Balance	$377	$3,905

Beginning balance

($000's)	December 31,
INFN, LBB and VRB mergers	2003	2002	2001
Beginning balance	$237	$4,274	$352
Additional expenses accrued	239	200	3,614
Balance acquired from LBB	-	-	645
Utilization:
Payments and write-offs	(351)	(4,053)	(337)
Revision of estimated payable	-	(184)	-
Ending balance	$125	$237	$4,274

At December 31, 2003 the accrued restructuring liability consisted of $61,000 of accrued severance and $441,000 of accrued contract termination charges.

The Company does not expect to incur additional merger-related expenses related to these acquisitions.

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

Annual Report Page 39

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company's experience has been thata majority of loan commitments are drawn upon by customers. While most commercial letters of credit are not utilized, a significant portion of such utilization is on an immediate payment basis. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral varies but may include cash, accounts receivable, inventory, premises and equipment, and income-producing commercial properties.

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

The Company has not been required to perform on any financial guarantees during the past three years. The Company has not incurred any losses on its commitments in either 2003, 2002 or 2001.

14. EARNINGS PER SHARE

The following table reconciles basic earnings per common share (EPS) to diluted EPS:

	For the Year Ended December 31, 2003
		Weighted
		Average	Per Share
($000's except per share data)	Income	Shares	Amount
Basic EPS:
Income available to common shareholders	$34,119	28,294,291	$1.21
Effect of dilutive securities: stock options	-	371,779	(0.02)
Diluted EPS	$34,119	28,666,070	$1.19

	For the Year Ended December 31, 2002
		Weighted
		Average	Per Share
($000's except per share data)	Income	Shares	Amount
Basic EPS:
Income available to common shareholders	$21,968	21,054,351	$1.04
Effect of dilutive securities: stock options	-	251,686	(0.01)
Diluted EPS	$21,968	21,306,037	$1.03

Annual Report Page 40

	For the Year Ended December 31, 2001
		Weighted
		Average	Per Share
($000's except per share data)	Income	Shares	Amount
Basic EPS:
Income available to common shareholders	$8,550	18,781,813	$0.46
Effect of dilutive securities: stock options	-	224,536	(0.01)
Diluted EPS	$8,550	19,006,349	$0.45

15. EMPLOYEE BENEFIT PLANS

Employee Savings Plan - The Bank's employees participate in a defined contribution profit sharing and 401(k) plan sponsored by the Bank. At the discretion of the Bank's Board of Directors, the Bank may elect to contribute to the profit sharing plan based on profits of the Bank. Employees become eligible to participate in the profit sharing plan the first year they achieve 1,000 hours of service. The provision for profit sharing costs charged to expense amounted to $1.04 million, $1.66 million and $1.12 million in 2003, 2002 and 2001, respectively.

Strand employees participate in a defined contribution profit sharing and 401(k) plan sponsored by Strand, Atkinson, Williams & York, Inc. At the discretion of Strand's Board of Directors, Strand may elect to contribute to the profit sharing plan based on profits of Strand. Employees become eligible to participate in the profit sharing plan upon completion of two years of service. The provision for profit sharing costs charged to expense amounted to $17,000, $0 and $29,000 in 2003, 2002 and 2001, respectively.

Executive Supplemental Income Plans - The Company sponsors various Executive Deferred Compensation Plans which are noncontributory defined benefit plans covering a select group of key management employees. Benefits under the plans are based on years of service, final average pay and covered compensation. All of the plans are unfunded and provide supplementary retirement benefits to high-level employees. Expenses related to these plans totaled $165,000, $79,000 and $138,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Certain of these retirement benefits are directly or indirectly funded through the purchase of corporate owned life insurance policies. The recorded cash surrender value of these policies was $15.2 million and $685,000 at December 31, 2003 and 2002, respectively.

Defined Benefit Retirement Plan - The Company sponsors various defined benefit plans covering a select group of retirees. Benefits under the plans are paid out over 20 years. These are unfunded plans providing retirement benefits to retirees. The benefit obligation was $2.44 million and $3.47 million at December 31, 2003 and 2002, respectively.

Restricted Stock Plan - The Company sponsors a restricted stock plan for a select group of employees. Stock awards vest ratably over 5 years and are recognized as expense over the same period. For the years ending December 31, 2003, 2002 and 2001 the Company recognized $55,000, $0 and $0, respectively as compensation expense related to these awards.

Annual Report Page 41

16. TERM DEBT

The Bank had outstanding notes from the FHLB at December 31, 2003 and 2002 as follows ($000's):

December 31, 2003			December 31, 2002
		Interest			Interest
Amount	Maturity	Rate	Amount	Maturity	Rate
$50,000	August 2004	1.49%	$2,000	April 2003	4.88%
5,000	January 2005	4.25%	38	November 2003	5.75%
			10,181	December 2003	1.77%
			7,000	December 2003	5.30%
			5,000	January 2005	4.25%
$55,000	Weighted average	1.74%	$24,219	Weighted average	3.57%

Interest on the above borrowings is due monthly with the principal due at maturity, with the exception of the note due November 2003, where in addition to interest a portion of the principal was due monthly.

The maximum amount outstanding at month end during 2003 and 2002 was $72,011and $36,071, respectively. The average balance outstanding during 2003 and 2002 was $41.70 million and $26.74 million, respectively. The average interest rates on the borrowings was 2.48% in 2003 and 3.77% in 2002.

The Bank has pledged as collateral for these notes all FHLB stock, all funds on deposit with the FHLB, all notes or other instruments representing obligations of third parties, and its instruments, accounts, general intangibles, equipment and other property in which a security interest can be granted by the Bank to the FHLB.

The Bank had unused lines of credit of $160.9 million at December 31, 2003. The FHLB requires the Bank to maintain a required level of investment in FHLB and sufficient collateral to qualify for notes.

JUNIOR SUBORDINATED DEBENTURES HELD BY TRUSTS THAT ISSUED GUARANTEED
CAPITAL DEBT SECURITIES AND TRUST PREFERRED SECURITIES

At December 31, 2003, the Company had 5 wholly-owned statutory business trusts ("trusts") that issued guaranteed preferred beneficial interests in the Company's junior subordinated debentures. Prior to adoption of FIN 46, 3 of these trusts were considered consolidated subsidiaries of Umpqua Holdings Corporation. At December 31, 2002, the $75 million of preferred securities were included in the Company's consolidated balance sheet in the liabilities section, under the caption "Trust preferred securities," and the retained common capital securities of the issuer trusts were eliminated against the Company's investment in the issuer trusts. Distributions on the preferred securities were recorded as interest expense on the consolidated statements of income.

As a result of the adoption of FIN 46, the Company deconsolidated all 5 issuer trusts as of September 30, 2003. As a result, the junior subordinated debentures issued by the Company to the issuer trusts, totaling $97.94 million, are reflected in the Company's consolidated balance sheet in the liabilities section at December 31, 2003 under the caption "Junior subordinated debentures held by trusts that issued guaranteed capital debt securities." The Company will record interest expense on the corresponding junior subordinated debentures in its consolidates statements of income. The Company also recorded the common capital securities issued by the trusts in Other assets in its consolidated balance sheet at December 31, 2003.

The debentures issued by the issuer trusts, less the capital securities of the business trusts, continue to qualify as Tier 1 capital under guidance issued by the Board of Governors of the Federal Reserve System.

Annual Report Page 42

18. SHAREHOLDERS' EQUITY

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets (as defined in the regulations), and of Tier I capital to average assets (as defined in the regulations). Management believes, as of December 31, 2003 that the Company meets all capital adequacy requirements to which it is subject.

The Company's actual capital amounts and ratios are presented in the following table:

			For Capital		To Be Well Capitalized Under Prompt Corrective
($000's)	Actual		Adequacy purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003:
Total Capital
(to Risk Weighted Assets)	$279,474	11.73%	$190,621	8.00%	$238,277	10.00%
Tier I Capital
(to Risk Weighted Assets)	$254,122	10.67%	$95,311	4.00%	$142,966	6.00%
Tier I Capital
(to Average Assets)	$254,122	9.40%	$108,135	4.00%	$135,169	5.00%

As of December 31, 2002:
Total Capital
(to Risk Weighted Assets)	$223,650	10.74%	$166,546	8.00%	$208,182	10.00%
Tier I Capital
(to Risk Weighted Assets)	$198,919	9.56%	$83,273	4.00%	$124,909	6.00%
Tier I Capital
(to Average Assets)	$198,919	10.42%	$76,384	4.00%	$95,480	5.00%

The Bank is a state chartered bank with deposits insured by the Federal Deposit Insurance Corporation ("FDIC") and is not a member of the Federal Reserve System, and is subject to the supervision and regulation of the Director of the Oregon Department of Consumer and Business Services, administered through the Division of Finance and Corporate Securities and to the supervision and regulation of the FDIC. As of December 31, 2003, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions present since the notification that management believes have changed the Bank's category.

Annual Report Page 43

19. EMPLOYEE STOCK OPTION PLAN

The Company adopted a new stock option plan that was approved by shareholders in April 2003 which provided for grants of up to 2 million shares. The plan further provides that no grants would be issued if existing options and later grants under the 2003 stock option plan exceed 10% of outstanding shares. Under the plan, the exercise price of each option equals the market price of the Company's stock on the date of the grant, and an option's maximum term is ten years. Options vest upon meeting performance criteria, but in all circumstances no later than six years after the date of the grant. Upon adoption of the plan, the previous stock option plan, adopted by shareholders in 1995 and 2000 were terminated.

The following table summarizes information about stock options outstanding at December 31, 2003, 2002 and 2001:

	2003		2002		2001
		Average		Average		Average
	Options	Price Per	Options	Price Per	Options	Price Per
	Outstanding	Share	Outstanding	Share	Outstanding	Share
Balance, beginning of year	1,730,054	$10.20	990,949	$7.52	1,069,302	$7.18
Grants	225,000	19.05	245,000	14.35	21,000	5.44
Exercised	(455,225)	10.66	(223,438)	6.73	(110,258)	5.95
LBB options converted	-	-	-	-	48,235	10.61
CEBC options converted	-	-	800,587	11.11	-	-
Cancelled and returned to plan	(57,518)	13.47	(83,044)	8.98	(37,330)	5.37
Balance, end of year	1,442,311	$11.31	1,730,054	$10.20	990,949	$7.52

Options exercisable at end of year	960,194	$9.16	1,294,530	$9.47	662,983	$6.96

Average fair value of options granted during year		$8.16		$6.93		$1.80

The fair value per share of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2003, 2002 and 2001:

	Year Ended
	December 31, 2003	December 31, 2002	December 31, 2001
Expected volatility	45.00%	46.00%	46.10%
Expected dividend yield	1.35%	2.09%	5.05%
Risk-free investment rate	5.00%	5.00%	5.00%
Expected life	6.8 Years	6.4 Years	7 Years

For the years ended December 31, 2003, 2002 and 2001 the Company received income tax benefits of $911,000, $781,000 and $155,000, respectively, related to the exercise of nonqualifying employee stock options and disqualifying dispositions for the exercise of incentive stock options. These benefits are included in cash flows from operating activities in the consolidated statements of cash flows.

Annual Report Page 44

Outstanding options at December 31, 2003 are as follows:

		Wtd. Avg.	Weighted		Weighted
	Options	Remaining	Average	Options	Average
Grant Price Range	Outstanding	Contractual Life	Price	Exercisable	Price
$2.6956 - $4.7326	316,947	6.87 years	$3.62	314,571	$3.61
$5.1300 - $6.9452	107,315	4.21 years	5.70	85,060	5.78
$7.3500 - $8.6250	83,332	6.08 years	8.35	65,506	8.36
$9.0000 - $10.2500	149,383	5.79 years	9.69	127,224	9.70
$12.0000 - $13.9000	354,553	6.79 years	12.88	229,455	12.65
$14.1500 - $15.7500	63,639	7.73 years	14.82	28,236	14.73
$16.3900 - $17.7100	69,627	6.81 years	16.88	37,627	16.63
$18.5800 - $19.8100	278,531	7.94 years	19.16	63,531	19.81
$20.5300 - $21.4400	18,984	7.34 years	20.75	8,984	20.70
	1,442,311	6.79 years	$11.31	960,194	$9.16

20. COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries are defendants in various legal proceedings. Management, after reviewing these actions and proceedings with legal counsel, believes that the outcome of such proceedings will not have a materially adverse effect upon the financial position or results of operations of the Company and its subsidiaries.

In the normal course of business, there are various commitments and contingent liabilities outstanding, such as commitments to extend credit. At December 31, 2003, the Company had approximately $10.9 million committed under standby letters of credit. The Company issues these standby letters of credit using the same guidelines as a direct loan. Management anticipates no material losses as a result of these transactions.

At December 31, 2003, outstanding commitments to advance funds amounted to approximately $474.8 million of which approximately $141.6 million were for real estate loan commitments. Other loan commitments to extend credit, which include commercial and consumer lines of credit, totaled $333.2 million.

At December 31, 2003 the Company had firm commitments to sell $41.3 million of residential loans. These agreements are short-term fixed rate commitments and no material gain or loss is likely.

21. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following is presented pursuant to the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments.

Annual Report Page 45

The estimated fair values of the Company's financial instruments are as follows:

	December 31, 2003		December 31, 2002
	Carrying	Fair	Carrying	Fair
($000's)	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$134,006	$134,006	$120,542	$120,542
Trading account assets	1,265	1,265	1,905	1,905
Securities available-for-sale	501,904	501,904	331,160	331,160
Securities held-to-maturity	14,612	15,384	18,455	19,255
Mortgage loans held for sale	37,798	37,798	62,349	62,349
Loans and leases, net	1,978,235	1,995,663	1,753,584	1,774,201
FHLB stock	7,168	7,168	6,589	6,589
Mortgage servicing rights	10,608	10,608	9,316	9,316

Financial liabilities:
Deposits	$2,378,192	$2,382,607	$2,103,790	$2,118,555
Securities sold under agreement to repurchase	43,531	43,531	31,232	31,232
Fed funds purchased	40,000	40,000	5,000	5,000
Term debt	55,000	54,598	2,419	24,543
Junior Subordinated Debentures held by Trusts
that issued guaranteed capital debt securities	97,941	97,941	-	-
Trust Preferred securities	-	-	75,000	75,000

Derivative financial instruments:
Rate lock commitments	$96	$96	$623	$623
Forward sales agreements	(172)	(172)	(345)	(345)

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

Securities - For trading securities, securities available-for-sale and securities held-to-maturity, fair value estimates are based on quoted market prices or dealer quotes.

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

Deposit Liabilities - The fair value of deposits with no stated maturity, such as non-interest-bearing deposits, savings and interest checking accounts, and money market accounts, is equal to the amount payable on demand as of December 31, 2003 and 2002. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Term Debt - The fair value of medium term notes is calculated based on the discounted value of the contractual cash flows using current rates at which such borrowings can currently be obtained.

Junior Subordinated Debentures held by Trusts that issued guaranteed capital debt securities and Trust Preferred Securities - These securities bear a variable rate of interest and therefore the carrying amount approximates fair value.

Annual Report Page 46

Other Assets and Liabilities - The carrying amount of financial instruments in these classifications is a reasonable estimate of fair value due to their short-term nature.

22. SEGMENT INFORMATION

During 2003, the Company operated three primary segments, the retail banking, mortgage banking and the retail brokerage segments. The retail banking segment consists of the Company's subsidiaryUmpqua Bank which operates 63 stores from Ashland to Portland along the I-5 corridor, the Oregon coast and Southwest Washington state. The Bank offers loan and deposit products to its customers who consist of individuals, state and local governmental bodies, and small to medium size commercial companies. The mortgage banking segment originates, sells and services residential mortgage loans. The retail brokerage segment consists of the Company's subsidiary Strand, Atkinson, Williams & York. Strand offers a full range of retail brokerage services and products to its clients who consist primarily of individual investors. The Company accounts for intercompany fees and services at an estimated fair value according to regulatory requirements for services provided. Intercompany items relate primarily to management services and interest on intercompany borrowings.

Summarized financial information concerning the Company's reportable segments and the reconciliation to the Company's consolidated results is shown in the following tables:

	Year Ended December 31, 2003
	Retail	Retail	Mortgage		Consoli-
($000's)	Banking	Brokerage	Banking	Other	dated
Interest income	$133,743	$69	$8,292	$28	$142,132
Interest expense	21,549	-	3,595	3,716	28,860
Net interest income (expense)	112,194	69	4,697	(3,688)	113,272
Provision for credit losses	4,354	-	196	-	4,550
Noninterest income	17,762	9,711	11,691	(121)	39,043
Noninterest expense	71,641	9,665	11,066	411	92,783
Intangible amortization	404	-	-	-	404
Merger related expenses	1,966	116	-	-	2,082
Income (loss) before taxes	51,995	(1)	5,126	(4,220)	52,496
Provision (benefit) for income taxes	18,238	(16)	1,813	(1,658)	18,377
Net income (loss)	$33,757	$15	$3,313	$(2,562)	$34,119

Total assets	$2,868,706	$7,153	$81,524	$6,432	$2,963,815
Loans and leases	$1,970,382	$-	$33,205	$-	$2,003,587
Deposits	$2,386,749	$-	$185	$(8,742)	$2,378,192

Annual Report Page 47

	Year Ended December 31, 2002
(000's)	Retail Banking	Retail Brokerage	Mortgage Banking	Other	Consolidated
Interest Income	$94,650	$82	$5,565	$28	$100,325
Interest expense	20,471	116	2,461	749	23,797
Net interest income (expense)	74,179	(34)	3,104	(721)	76,528
Provision for credit losses	3,688	-	200	-	3,888
Noninterest income	10,068	9,162	9,320	(207)	28,343
Noninterest expense	47,806	8,703	6,320	728	63,557
Intangible amortization	405	-	-	-	405
Merger related expenses	2,637	101	-	14	2,752
Income (loss) before taxes	29,711	324	5,904	(1,670)	34,269
Provision (benefit) for income taxes	10,546	98	2,320	(663)	12,301
Net income (loss)	$19,165	$226	$3,584	$(1,007)	$21,968

Total assets	$2,426,233	$7,678	$118,650	$3,403	$2,555,964
Loans and leases	$1,730,519	$-	$47,796	$-	$1,778,315
Deposits	$2,101,119	$-	$7,347	$(4,676)	$2,103,790

	Year Ended December 31, 2001
(000's)	Retail Banking	Retail Brokerage	Mortgage Banking	Other	Consolidated
Interest income	$84,928	$90	$3,096	$(76)	$88,038
Interest expense	30,806	-	1,402	201	32,409
Net interest income (expense)	54,122	90	1,694	(277)	55,629
Provision for credit losses	3,165	-	25	-	3,190
Noninterest income	10,991	8,309	4,211	(113)	23,398
Noninterest expense	38,151	7,847	3,980	3,159	53,137
Intangible amortization	729	226	-	179	1,134
Merger related expenses	6,446	153	-	11	6,610
Income (loss) before taxes	16,622	173	1,900	(3,739)	14,956
Provision (benefit) for income taxes	6,960	152	714	(1,420)	6,406
Net income (loss)	$9,662	$21	$1,186	$(2,319)	$8,550

Total assets	$1,376,676	$8,187	$56,101	$(12,253)	$1,428,711
Loans and leases	$964,474	$-	$51,668	$-	$1,016,142
Deposits	$1,205,432	$-	$2,987	$(3,526)	$1,204,893

Annual Report Page 48

23.    PARENT COMPANY FINANCIAL STATEMENTS

	December 31,
Condensed Balance Sheets ($000's)	2003	2002

Assets
Non-interest-bearing deposits with subsidiary banks	$8,742	$4,675
Investments in:
Bank subsidiary	395,375	349,160
Nonbank subsidiary	7,139	6,507
Receivable from bank subsidiary	-	-
Receivable from nonbank subsidiary	2,865	2,763
Other assets	3,495	3,451
Total assets	$417,616	$366,556

Liabilities and shareholders' equity
Payable to bank subsidiary	$11	$44
Other liabilities	695	3,353
Junior subordinated debentures held by trusts that
issued guaranteed capital debt securities	97,941	-
Intercompany subordinated debentures	-	75,000
Total liabilities	98,647	78,397
Shareholders' equity	318,969	288,159
Total liabilities and shareholders' equity	$417,616	$366,556

	December 31,
Condensed Statements of Income ($000's)	2003		2002	2001

Income
Dividends from subsidiaries	$6,100		$25,385	$15,100
Other income	270		150	839
Total income	6,370		25,535	15,939

Expenses		-		-
Management fees paid to subsidiaries	81		157	142
Other expenses	4,406		1,688	3,962
Total expenses	4,487		1,845	4,104

Income before income tax and equity in undistributed
earnings of subsidiaries	1,883		$23,690	11,835
Income tax benefit	(1,658)		(664)	(1,216)
Net income before equity in undistributed earnings
of subsidiaries	3,541		24,354	13,051
Equity (deficit) in undistributed earnings of subsidiaries	30,578		(2,386)	(4,501)
Net income	$34,119		$21,968	$8,550

Annual Report Page 49

	December 31,
Condensed Statements of Cash Flows ($000's)	2003	2002	2001

Operating activities:
Net income	$34,119	$21,968	$8,550
Adjustment to reconcile net income to net cash
provided by operating activities:
(Equity) deficit in undistributed earnings of
subsidiaries	(30,578)	2,386	4,501
Amortization of deferred compensation	149	140	-
(Decrease) increase in other liabilities	(2,658)	(6,055)	7,810
Decrease (increase) in other assets	2,897	(1,872)	778
Net cash provided by operating activities	3,929	16,567	21,639

Investing activities:
Investment in subsidiary	(20,435)	(92,242)	(10,937)
Acquisitions	-	1,365	-
Net (decrease) increase in receivables from subsidiaries	(102)	8,784	(9,190)
Net cash used by investing activities	(20,537)	(84,093)	(20,127)

Financing activities:
Net (decrease) increase in payables to subsidiaries	(33)	44	(16)
(Decrease) increase in other borrowings	-	(3,763)	1,763
Proceeds from the issuance of intercompany
subordinated debentures	20,000	75,000	-
Dividends paid	(4,536)	(3,534)	(2,525)
Stock repurchased	(409)	(228)	-
Proceeds from exercise of stock options	5,653	2,285	860
Net cash provided by financing activities	20,675	69,804	82

Change in cash and cash equivalents	4,067	2,278	1,594
Cash and cash equivalents, beginning of year	4,675	2,397	803
Cash and cash equivalents, end of yeare	$8,742	$4,675	$2,397

Annual Report Page 50

EXHIBIT 21.1

SUBSIDIARIES OF THE REGISTRANT

Name of	Jurisdiction	Name Under Which
Subsidiary	of Incorporation	Business Is Conducted

Umpqua Bank	Oregon	Umpqua Bank
Umpqua Bank Mortgage

Strand, Atkinson, Williams & York, Inc.	Oregon	Strand, Atkinson, Williams & York

Umpqua Statutory Trust I	Connecticut

Umpqua Statutory Trust II	Delaware

Umpqua Statutory Trust III	Delaware

Umpqua Statutory Trust IV	Delaware

Umpqua Statutory Trust V	Delaware

Exhibit 23.1

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement Nos. 333-105637, 333-101357, 333-77259, and 333-58978 of Umpqua Holdings Corporation on Form S-8 of our report dated February 27, 2004 (which expresses an unqualified opinion) appearing in this Annual Report on Form 10-K of Umpqua Holdings Corporation for the year ended December 31, 2003.

/s/ Deloitte & Touche LLP

Portland, Oregon
March 12, 2004

EXHIBIT 31.1

Certification
of
Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

I, Raymond P. Davis, certify that:

1.    I have reviewed this quarterly report on Form 10-K of Umpqua Holdings Corporation;
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

4.    The registrant's other certifying officers and I are responsible forestablishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15(e)) and have:

a)    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is likely to materially affect the registrant's internal control over financial reporting; and

5.    The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date: March 12, 2004	/s/ Raymond P. Davis
Raymond P. Davis President and Chief Executive Offficer

EXHIBIT 31.2

Certification
of
Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

I, Daniel A. Sullivan, certify that:

1.    I have reviewed this quarterly report on Form 10-K of Umpqua Holdings Corporation;

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

4.    The registrant's other certifying officers and I are responsible forestablishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15(e)) and have:

a)    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is likely to materially affect the registrant's internal control over financial reporting; and

5.    The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date: March 12, 2004	/s/ Daniel A. Sullivan
Daniel A. Sullivan Executive Vice President Chief Financial Offficer Principal Accounting Officer

EXHIBIT 32

CERTIFICATION

OF

CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

This certification is given by the undersigned Chief Executive Officer and Chief Financial Officer of Umpqua Holdings Corporation (the "registrant") pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Each of the undersigned hereby certifies, with respect to the registrant's annual report on Form 10-K for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), that:

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

March 12, 2004

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

The remodeling of our branches may not be completed smoothly or within budget, which could result in reduced earnings.

     Umpqua Bank has transformed itself from a traditional community bank into a community-oriented financial services retailer through a series of mergers and acquisitions in the past few years. In pursuing this strategy, we have remodeled many of the bank branches to resemble retail stores that include distinct physical areas or boutiques such as a "serious about service center," an "investment opportunity center" and "a computer café." Remodeling involves significant expenses, disrupts banking activities during the remodeling period, and presents a new look and feel to the banking services and products being offered. There is a risk that remodeling costs will exceed forecasted budgets and that there may be delays in completing the remodels, which could cause confusion and disruption in the business of those branches.

Involvement in non-bank businesses may involve new risks.

     We have a licensed retail broker-dealer subsidiary, Strand, Atkinson, Williams & York, Inc. The operation of commercial banking and retail brokerage under common ownership has only recently been permitted by federal law, and retail brokerage operations present special risks not previously borne by community banks. For example, the brokerage industry is subject to fluctuations in the stock market that may have a significant adverse impact on transaction fees, customer activity and investment portfolio gains and losses. Likewise, additional or modified regulations may affect our banking, investment banking and brokerage operations. A decline in fees and commissions or losses suffered in the investment portfolio could adversely affect the subsidiary's contribution to the income of the holding company, and might increase the subsidiary's capital needs. Strand Atkinson is subject to claim arbitration risk arising from customers who claim their investments were not suitable or that their portfolios were too actively traded. Their risks increase when the market, as a whole, declines. The risks associated with retail brokerage may not be supported by the income generated by those operations. As we continue to grow, we may acquire other financial services companies whose successful integration is not assured and may present additional management challenges and new risks to us.

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

     Although management believes that our allowance for credit losses at December 31, 2003 is adequate, no assurance can be given that an additional provision for credit losses will not be required. See Management's Discussion and Analysis of Financial Condition and Results of Operations - "Provision for Credit Losses" and "Allowance for Credit Losses."

A rapid change in interest rates could make it difficult to maintain our current interest income spread and could result in reduced earnings.

     Our earnings are largely derived from net interest income, which is interest income and fees earned on loans and investments, less interest paid on deposits and other borrowings. Interest rates are highly sensitive to many factors that are beyond the control of our management, including general economic conditions and the policies of various governmental and regulatory authorities. As interest rates change, net interest income is affected. With fixed rate assets (such as fixed rate loans) and liabilities (such as certificates of deposit), the effect on net interest income depends on the maturity of the asset or liability. Although we strive to minimize interest rate risk through asset/liability management policies, from time to time maturities are not balanced. For example, the rapid drop in short term interest rates during 2002 made it difficult to reduce interest expense as rapidly as interest income fell on loans contractually tied to prime rate. More recently, in mid-2003, the rapid increase in long term home mortgage rates caused a reduction in refinance activity and the sale of some previously "locked" loans at a loss. Any rapid increase in interest rates in the future could result in interest expense increasing faster than interest income because of fixed rate loans and longer-term investments. Further, substantially higher interest rates generally reduce loan demand and may result in lower loan totals. An unanticipated rapid decrease or increase in interest rates could have an adverse effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore on the level of net interest income.

The volatility of our mortgage banking business can adversely affect earnings.

     Changes in interest rates greatly affect the mortgage banking business. One of the principal risks in this area is prepayment of mortgages and their affect on mortgage servicing rights ("MSR"). We can mitigate this risk by purchasing financial instruments, such as fixed rate investment securities and interest rate contracts, which tend to increase in value when long-term interest rates decline. The success of this strategy, however, depends on management's judgments regarding the amount, type and mix of MSR risk management instruments that we believe are appropriate to manage the changes in the fair value of our MSR asset. If these decisions and strategies are not successful, our net income could be adversely affected.

Umpqua's banking and brokerage operations are subject to extensive government regulations, which has increased and can be expected to become more burdensome, increase our costs and/or make us less competitive.

     We and our subsidiaries are subject to extensive regulation under federal and state laws. These laws and regulations are intended primarily to protect customers, depositors and the deposit insurance fund, rather than shareholders. Umpqua Bank is a state chartered commercial bank subject to regulations and supervision by the Administrator of the Division of Finance and Corporate Securities of the State of Oregon, the Washington Department of Financial Institutions and by the Federal Deposit Insurance Corporation, which insures bank deposits. We are subject to regulation and supervision by the Board of Governors of the Federal Reserve System. Federal and state regulations place banks at a competitive disadvantage compared to less regulated competitors such as finance companies, credit unions, mortgage banking companies and leasing companies. Although we have been able to compete effectively in our market area in the past, there can be no assurance that we will be able to continue to do so. Further, future changes in federal and state banking regulations could adversely affect our operating results and ability to continue to compete effectively.

The financial services industry is highly competitive.

     We face significant competition in attracting and retaining deposits and making loans as well as in providing other financial services throughout our market area. We face pricing competition for loans and deposits. We also face competition with respect to customer convenience, product lines, accessibility of service and service capabilities. Our most direct competition comes from other banks, brokerages, mortgage companies and savings institutions. We also face competition from credit unions, government-sponsored enterprises, mutual fund companies, insurance companies and other non-bank businesses.