Form 10-Q
period 2004-03-31
UMPQUA HOLDINGS CORP
filed 2004-05-10
CIK 1077771

As Filed with the Securities and Exchange Commission on May 10, 2004

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the
quarterly period ended: March 31, 2004
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for
the transition period from __________________ to __________________ .

Commission File Number: 000-25597

Umpqua Holdings Corporation
 (Exact Name of Registrant as Specified in Its Charter)

OREGON	93-1261319
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification Number)

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

Common stock, no par value, outstanding as of April 30, 2004: 28,450,629

UMPQUA HOLDINGS CORPORATION
FORM 10-Q
QUARTERLY REPORT
TABLE OF CONTENTS

_____________

PART I	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets:
	March 31, 2004 and December 31, 2003	3

	Condensed Consolidated Statements of Income:
	Three months ended March 31, 2004 and 2003	4

	Condensed Consolidated Statements of Comprehensive Income:
	Three months ended March 31, 2004 and 2003	5

	Condensed Consolidated Statements of Cash Flows:
	Three months ended March 31, 2004 and 2003	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about
	Market Risk	19

Item 4.	Controls and Procedures	19

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 2.	Changes in Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits and Reports on Form 8-K	20

SIGNATURES		22

EXHIBIT INDEX		23

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

UMPQUA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	March 31,	December31,
Dollars in thousands	2004	2003

ASSETS
Cash and due from banks	$103,882	$103,565
Temporary investments	2,031	30,441

Total Cash and Cash Equivalents	105,913	134,006
Trading account assets	1,094	1,265
Investment securities available for sale, at fair value	502,807	501,904
Investment securities held to maturity, at amortized cost	14,594	14,612
Mortgage loans held for sale	31,526	37,798
Loans and leases receivable	2,073,875	2,003,587
Less: Allowance for credit losses	(26,287)	(25,352)

Loans and leases, net	2,047,588	1,978,235
Federal Home Loan Bank stock, at cost	7,239	7,168
Property and equipment, net of depreciation	67,504	63,328
Goodwill and other intangible assets, net	159,661	159,585
Mortgage servicing rights, net	10,959	10,608
Other assets	48,898	55,306

Total Assets	$2,997,783	$2,963,815

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest bearing	$592,762	$589,901
Savings and interest-bearing checking	1,235,545	1,194,693
Time deposits	600,619	593,598

Total Deposits	2,428,926	2,378,192
Securities sold under agreements to repurchase	43,906	43,531
Fed funds purchased	15,000	40,000
Term debt	55,620	55,000
Junior subordinated debentures held by Trusts that issued
guaranteed capital debt securities	97,941	97,941
Other liabilities	26,153	30,182

Total Liabilities	2,667,546	2,644,846

Commitments and contingencies
SHAREHOLDERS' EQUITY
Common stock, no par value, 100,000,000 shares authorized; issued and
outstanding: 28,507,570 at March 31, 2004 and 28,411,816 at December 31, 2003	232,118	230,773
Retained earnings	96,317	89,058
Accumulated other comprehensive income (loss)	1,802	(862)

Total Shareholders' Equity	330,237	318,969

Total Liabilities and Shareholders' Equity	$2,997,783	$2,963,815

See accompanying notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended March 31,

Dollars in thousands, except per share data	2004	2003

Interest Income
Interest and fees on loans and leases	$31,865	$31,383
Interest on taxable securities	4,590	2,967
Interest on non-taxable securities	413	802
Interest on temporary investments	23	151
Interest on trading account assets	16	14

Total interest income	36,907	35,317

Interest Expense
Interest on deposits	5,889	6,480
Interest on repurchase agreements	103	109
Interest on junior subordinated debentures and trust preferred securities	1,123	937
Interest on borrowings	277	212

Total interest expense	7,392	7,738

Net Interest Income	29,515	27,579
Provision for credit losses	1,075	1,475

Net interest income after provision for credit losses	28,440	26,104
Noninterest Income
Service charges	3,127	2,914
Brokerage fees and commissions	2,891	1,939
Mortgage banking revenue, net	1,649	4,279
Other noninterest income	793	1,052

Total noninterest income	8,460	10,184

Noninterest Expense
Salaries and employee benefits	13,665	12,899
Premises and Equipment	4,115	3,582
Other noninterest expense	5,946	6,094
Merger-related expenses	216	638

Total noninterest expense	23,942	23,213

Income before income taxes	12,958	13,075
Provision for income taxes	4,560	4,695

Net Income	$8,398	$8,380

Earnings Per Share
Basic	$0.30	$0.30
Diluted	$0.29	$0.29

See accompanying notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended March 31,
Dollars in thousands	2004	2003

Net income	$8,398	$8,380

Unrealized gains (losses) arising during the period on
investment securities available for sale	4,388	(667)

Reclassification adjustment for losses (gains) realized
in net income	-	(4)

Income tax expense (benefit) related to unrealized gains
(losses) on investment securities, available for sale	1,724	(213)

Net unrealized gains (losses) on investment
securities available for sale	2,664	(458)

Comprehensive Income	$11,062	$7,922

See accompanying notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Three months ended March 31,
Dollars in thousands	2004	2003

Cash flows from operating activities:
Net income	$8,398	$8,380
Adjustments to reconcile net income to net cash provided by
operating activities:
Net decrease in trading account assets	171	1,235
Amortization of investment premiums and discounts, net	317	425
Amortization of purchase accounting adjustments, net	294	(3)
Origination of loans held for sale	(110,644)	(246,360)
Proceeds from sales of loans held for sale	118,270	272,011
Provision for credit losses	1,075	1,475
(Increase) in mortgage servicing rights	(351)	(863)
Gain on sales of loans	(1,354)	(5,541)
Depreciation of premises and equipment	1,578	1,676
Write down of Other Real Estate Owned	285	-
Sale of Other Real Estate Owned	533	-
Net decrease (increase) in other assets	1,750	(6,436)
Tax benefit of stock options exercised	(357)	(683)
Net increase in other liabilities	(3,984)	6,959

Net cash provided by operating activities	15,981	32,275

Cash flows from investing activities:
Purchases of investment securities	(30,150)	(50,144)
Maturities/calls of investment securities available for sale	33,155	24,910
Redemption of FHLB stock	-	1,843
Investment in subsidiaries	-	(327)
Maturities of investment securities held to maturity	15	200
Net loan originations	(70,623)	(46,791)
Sales of premises and equipment	-	355
Purchases of premises and equipment	(2,866)	(4,723)

Net cash used by investing activities	(70,469)	(74,677)

Cash flows from financing activities:
Net increase in deposit liabilities	50,829	75,353
Net increase in securities sold under agreements to repurchase	375	3,443
Fed funds repaid, net	(25,000)	(5,000)
Dividends paid on common stock	(1,140)	(1,131)
Stock retired	-	(409)
Proceeds from stock options exercised	1,331	3,888
Repayments of term borrowings	-	(10)

Net cash provided by financing activities	26,395	76,134

Net increase (decrease) in cash and cash equivalents	(28,093)	33,732
Cash and cash equivalents, beginning of period	134,006	120,542

Cash and cash equivalents, end of period	$105,913	$154,274

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,210	$7,918
Income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            (a)    Basis of financial statement preparation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit and in conformity with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, certain financial information and footnotes have been omitted or condensed. The condensed consolidated financial statements include the accounts of Umpqua Holdings Corporation (the Company), and its wholly owned subsidiaries Umpqua Bank (the Bank) and Strand, Atkinson, Williams & York, Inc. (Strand, Atkinson). All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements include all necessary adjustments (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's 2003 annual report to shareholders. The results of operations for the 2004 interim period shown in this report are not necessarily indicative of the results for any future interim periods or the entire fiscal year.

            (b)    Earnings per share

Basic and diluted earnings per share ("EPS") are based on the weighted average number of common shares outstanding during each period, with diluted including the effect of potentially dilutive common shares. The weighted average number of common shares outstanding for basic and diluted earnings per share computations was as follows:

	Three months ended

Dollars in thousands, except per share amounts	March 31, 2004	March 31, 2003

Net Income	$8,398	$8,380

Average outstanding shares	28,445,316	28,157,475
Basic earnings per share	$0.30	$0.30

Common Stock Equivalents	373,884	412,669
Fully diluted shares	28,819,200	28,570,144
Fully diluted EPS	$0.29	$0.29

            (c)    Allowance for credit losses

The allowance for credit losses is based upon estimates of losses inherent in the portfolio. The amount of losses actually incurred can vary significantly from these estimates. Assessing the adequacy of the allowance on a quarterly basis allows management to adjust these estimates based upon the most recent information available.

Activity in the allowance for credit losses was as follows for the three-month periods ending March 31:

	Three months ended

Dollars in thousands	March 31, 2004	March 31, 2003

Beginning Balance	$25,352	$24,731
Provision for Loan Losses	1,075	1,475
Charge-offs	(447)	(1,975)
Recoveries	307	307

Net charge-offs/recoveries	(140)	(1,668)

Ending Balance	$26,287	$24,538

            (d)    Mortgage servicing rights

Mortgages serviced for others are not included in the accompanying balance sheets. Loans serviced for others totaled $1.15 billion and $1.17 billion at March 31, 2004 and December 31, 2003, respectively. Mortgage servicing rights ("MSRs") are contracts to service mortgage loans for others under which the Bank performs loan administration functions and is compensated with servicing fees. MSRs are initially measured by allocating the carrying value of the loans between the assets sold and the interest retained, based on the relative fair values at the date of the sale. MSRs are subsequently measured for impairment by comparing the amortized basis to the fair value. The key assumptions used to estimate the fair value of the MSRs recorded at March 31, 2004 included a weighted average constant prepayment rate ("CPR") of 15% and a discount rate of 8.265% .

(2)        SEGMENT INFORMATION

For purposes of measuring and reporting the financial results, the Company is divided into three business segments: Community Banking, Mortgage Banking and Retail Brokerage Services. The Community Banking segment consists of operations conducted by the Company's subsidiary Umpqua Bank, excluding mortgage banking operations. The Bank provides a full array of credit and deposit products to meet the banking needs of its market area and targeted customers. The Mortgage Banking segment originates, sells and services residential mortgage loans. The Retail Brokerage Services segment consists of the operations of the Company's subsidiary Strand, Atkinson, Williams & York, Inc. The following table presents summary income statements and reconciliation to the Company's consolidated totals for the three months ended March 31, 2004 and 2003. Total assets by segment have not changed materially since December 31, 2003.

	Three months ended March 31, 2004

	Community	Retail Brokerage	Mortgage	Administration
Dollars in thousands	Banking	Services	Banking	and eliminations	Consolidated

Interest Income	$35,992	$16	$892	$7	$36,907
Interest Expense	5,825	-	444	1,123	7,392

Net Interest Income	30,167	16	448	(1,116)	29,515
Provision for Credit Losses	1,058	-	17	-	1,075
Noninterest Income	3,879	2,956	1,661	(36)	8,460
Noninterest Expense	19,394	2,519	1,753	60	23,726
Merger related expenses	216	-	-	-	216

Income (Loss) before Income Taxes	13,378	453	339	(1,212)	12,958
Income Tax Expense (Benefit)	4,752	163	121	(476)	4,560

Net Income (Loss)	$8,626	$290	$218	$(736)	$8,398

	Three months ended March 31, 2003

	Community	Retail Brokerage	Mortgage	Administration
Dollars in thousands	Banking	Services	Banking	and eliminations	Consolidated

Interest Income	$33,318	$14	$1,978	$7	$35,317
Interest Expense	5,823	-	978	937	7,738

Net Interest Income	27,495	14	1,000	(930)	27,579
Provision for Credit Losses	1,380	-	95	-	1,475
Noninterest Income	3,875	1,976	4,361	(28)	10,184
Noninterest Expense	17,465	2,104	2,945	61	22,575
Merger related expenses	638	-	-	-	638

Income (Loss) before Income Taxes	11,887	(114)	2,321	(1,019)	13,075
Income Tax Expense (Benefit)	4,317	(48)	843	(417)	4,695

Net Income (Loss)	$7,570	$(66)	$1,478	$(602)	$8,380

(3)        STOCK-BASED COMPENSATION

At March 31, 2004, the Company had stock options that were accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plans had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended

	March 31, 2004	March 31,2003

Dollars in thousands, except per share data
Net income, as reported	$8,398	$8,380
Deduct: Total employee stock option expense determined under
fair value based method for all awards, net of related tax effect	(226)	(128)

Net income, pro forma	$8,172	$8,252

Basic earnings per share	$0.30	$0.30
Basic earnings per share, pro forma	0.29	0.29
Diluted earnings per share	0.29	0.29
Diluted earnings per share, pro forma	0.28	0.29

(4)       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. In December 2003 the FASB made revisions and delayed implementation of certain provisions of FIN 46. FIN 46 provides guidance on how to identify the primary beneficiary of a variable interest entity and determine when the variable interest entity should be consolidated by the primary beneficiary. The recognition and measurement provisions of this Interpretation were adopted for the Company's Trust Preferred subsidiaries for the quarter ended September 30, 2003. The Company adopted the Interpretation for its other variable interest entities for the quarter ending March 31, 2004.

In March 2004, the SEC issued Staff Accounting Bulleting ("SAB") No. 105 ("SAB 105"), Application of Accounting Principles to Loan Commitments. SAB 105 provides guidance on the accounting for loan commitments accounted for as derivative instruments. The Company adopted SAB 105 in March 2004. The adoption did not have a material impact on the financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of Umpqua Holdings Corporation's (the Company) financial condition at March 31, 2004 and the operating results for the three months then ended. When warranted, comparisons are made to the same period in 2003 and to December 31, 2003. This discussion should be read in conjunction with the unaudited financial statements contained elsewhere in this report.

This Report includes forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that expressly or implicitly predict future results, performance or events are forward-looking statements. The words "anticipate," "believe," "expect", "estimate," and "intend" and words or phrases of similar meaning, are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated. Risks and uncertainties that could cause or contribute to those differences include, but are not limited to, the following: general economic conditions, either nationally or regionally that could result in increased loan losses, interest rate fluctuations, pricing pressure and other competitive factors, potential delays in obtaining, or inability to obtain, necessary shareholder and regulatory approvals for the proposed acquisition of Humboldt Bancorp, potential delays or problems with integrating prior acquisitions, the ability to attract new deposits and loans, changes in legal or regulatory requirements, competition in the retail brokerage industry, general stock market conditions, changes in technology and other factors described in this and other Company reports and statements. Readers are encouraged to review additional risks and uncertainties in Exhibit 99.1 to this report and are cautioned not to place undue reliance on forward-looking statements. The Company does not intend to update these forward-looking statements. All written and oral forward-looking statements attributable to the Company and/or persons acting on its behalf are expressly qualified by this disclosure.

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

Retained mortgage servicing rights are initially measured by allocating the carrying value of the loans between the assets sold and the interest retained, based on the relative fair value at the date of the sale. The fair market values are determined using published market data and valuations obtained from independent third parties. Mortgage servicing assets are amortized over the expected life of the loan and are evaluated periodically for impairment. The expected life of the loan can vary from management's estimates due to prepayments by borrowers. Prepayments in excess of management's estimates would negatively impact the recorded value of the mortgage servicing rights. The value of the mortgage servicing rights is also dependent upon the discount rate used in the model. Management reviews this rate on an ongoing basis based on current market rates. A significant increase in the discount rate would negatively impact the value of mortgage servicing rights.

At March 31, 2004 the Company had approximately $160 million in goodwill and other intangible assets as a result of business combinations. The Company adopted Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. In accordance with the standard, goodwill and other intangibles with indefinite lives are no longer being amortized but instead is tested for impairment on at least an annual basis or more frequently if impairment indicators arise. Management performs an impairment analysis for the Company's intangibles with indefinite lives on a quarterly basis and determined that there was no impairment as of March 31, 2004.

Periodically, and in the ordinary course of business, various claims and lawsuits are brought by and against the Company. Known claims and litigation that the Company considers material, if any, are described in Part II, Item 1 of this Report. There can be no assurance that all unasserted potential claims are known to us at any point in time.

Management classifies non-capitalizable costs that are a result of the Company's merger activities as merger related expenses. Merger related expenses included severance and employee relocation expenses, costs of closing duplicate facilities, conversion related expenses, contract termination costs and communication expenses.

Financial Highlights

The Company earned $8.40 million for the quarter ended March 31, 2004, and diluted earnings per share of $0.29. This was consistent with the same period in 2003. Return on average assets and return on average equity were 1.15% and 10.42%, respectively, for the quarter compared with 1.32% and 11.61%, respectively, for the same quarter in 2003.

The Company announced, on March 15, 2004, the signing of a definitive agreement to acquire Humboldt Bancorp (Humboldt) and its principal operating subsidiary Humboldt Bank, including Humboldt Bank's Capitol Valley Bank, Feather River State Bank and Tehama Bank divisions, by merger. The agreement provides for Humboldt shareholders to receive one share of Umpqua common stock for each share of Humboldt common stock, giving the acquisition a total value of approximately $340 million. At March 31, 2004 Humboldt had total assets of approximately $1.5 billion and operated 27 Northern California sales and service centers including locations in the Eureka, Redding, Yuba City, Roseville and Chico areas.

At March 31, 2004 total loans and leases were $2.074 billion, up $70.3 million since December 31, 2003. Total deposits were $2.429 billion at March 31, 2004, up $50.7 million since year-end 2003.

Total assets reached $2.998 billion at March 31, 2004, up $34 million since December 31, 2003.

Results of Operations

NET INTEREST INCOME

The primary component of the Company's earnings is net interest income. Net interest income is the difference between interest income, primarily from loans and investments, and interest expense on deposits and borrowings. Changes in net interest income result from changes in "volume," changes in "spread," and change in "margin." Volume refers to the level of average interest-earning assets or interest-bearing liabilities. Spread refers to the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Margin refers to the ratio of net interest income to average earning assets and is influenced by the mix of interest-earning assets and interest-bearing liabilities as well as the relative proportion of interest-bearing liabilities to interest earning assets.

For the quarter ended March 31, 2004 the Company reported net interest income on a taxable equivalent basis of $29.7 million compared with $28.0 million for the same period in 2003 (Tables 1 and 2). The difference between net interest income on a GAAP basis and net interest income on a taxable equivalent basis is due to the taxable equivalent adjustment. The taxable equivalent adjustment is an amount added to non-taxable securities interest income so that it is comparable to income on a taxable investment. The amount of such adjustment was $210,000 and $392,000 for the quarters ended March 31, 2004 and 2003, respectively.

The $1.754 million increase in net interest income is primarily attributable to the growth in average earning assets, offset by a decrease in the margin. Average earning assets increased to $2.581 billion for the first quarter of 2004, a $358 million increase over the first quarter of 2003. This growth was primarily due to the increase in loans and taxable securities.

Loans, the largest component of earning assets, increased $227.3 million on average compared with the prior year period due to loan originations. The Company sought to invest overnight funds, therefore taxable securities increased $208.7 million over the same period last year. Overall, the yield on earning assets declined 0.73% for the first quarter of 2004 compared with the same quarter in 2003. The decline in the yield on earning assets was a result of declines in the yield on loans and investment securities compared with the prior year period. The yield on loans declined 0.72% for the first quarter of 2004 compared with the same period in 2003 while the yield on taxable securities declined 0.60% during the same period. The decline in the yield on loans was a result of repayments of higher-yielding fixed rate loans, variable rate loan repricings, and new loan originations at lower rates. The decline in the yield on investment securities was due to prepayments and calls of investment securities and new investments at lower rates. The Company purchased approximately $379 million in mortgage-backed, collateralized mortgage obligations and agency securities between March 31, 2003 and March 31, 2004.

Average interest bearing liabilities were $2.02 billion in the first quarter of 2004 compared with $1.76 billion in the first quarter of 2003. The increase was primarily due to increases in interest-bearing checking and savings accounts. The average cost of interest bearing liabilities declined to 1.47% during the first quarter of 2004 compared with 1.78% for the same period in the prior year. The decline was due to reductions in the rates paid on deposits and maturities of time deposits that were replaced at lower rates.

Additionally, noninterest bearing deposits increased from $473.5 million to $571.1 million and other liabilities decreased from $51.9 million to $25.6 million. As a result of these changes, the spread decreased 0.42% and the margin declined 0.47% for the first quarter of 2004 compared with the first quarter of 2003.

Table 1	QUARTER ENDED MARCH 31, 2004			QUARTER ENDED MARCH 31, 2003
Dollars in thousands	AVERAGE BALANCE	INTEREST INCOME OR EXPENSE	AVERAGE YIELDS OR RATES	AVERAGE BALANCE	INTEREST INCOME OR EXPENSE	AVERAGE YIELDS OR RATES

INTEREST-EARNING ASSETS:
Loans and loans held for sale (2)	$2,058,456	$31,865	6.23%	$1,831,173	$31,383	6.95%
Taxable securities	474,738	4,596	3.87%	266,082	2,972	4.47%
Non-taxable securities(1)	37,755	633	6.71%	74,188	1,203	6.49%
Temporary investments	10,400	23	0.91%	52,302	151	1.17%

Total interest earning assets	2,581,349	37,117	5.78%	2,223,745	35,709	6.51%
Allowance for credit losses	(26,043)			(25,561)
Other assets	386,658			380,867

Total assets	$2,941,964			$2,579,051

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and
savings accounts	$1,216,085	$2,524	0.83%	$1,003,294	$2,472	1.00%
Time deposits	597,514	3,365	2.27%	627,861	4,008	2.59%
Repurchase agreements	42,334	103	0.98%	30,548	109	1.45%
Overnight borrowings	12,176	35	1.16%	-	-	-
Trust preferred securities	97,941	1,124	4.62%	75,000	937	5.07%
Borrowings	55,000	241	1.76%	24,191	212	3.55%

Total interest-bearing liabilities	2,021,050	7,392	1.47%	1,760,894	7,738	1.78%
Non-interest-bearing deposits	571,130			473,501
Other liabilities	25,593			51,889

Total liabilities	2,617,773			2,286,284
Shareholders' equity	324,191			292,767

Total liabilities and
shareholders' equity	$2,941,964			$2,579,051

NET INTEREST INCOME (1)		$29,725			$27,971

NET INTEREST SPREAD			4.31%			4.73%
AVERAGE YIELD ON EARNING ASSETS(1),(2)			5.78%			6.51%
INTEREST EXPENSE TO EARNING ASSETS			1.15%			1.41%

NET INTEREST INCOME TO EARNINGASSETS(1),(2)			4.63%			5.10%

(1) Tax exempt income has been adjusted to a tax equivalent basis at a 35% effective rate.
The amount of such adjustment was an addition to recorded income of $210 and $392 for 2004 and 2003, respectively.
(2) Non-accrual loans are included in average balance.

	2004 COMPARED TO 2003
	INCREASE (DECREASE) DUE TO CHANGE IN
Table 2	VOLUME	RATE	NET CHANGE
Dollars in thousands
INTEREST-EARNING ASSETS:
Loans	$4,190	$(3,708)	$482
Taxable securities	2,331	(707)	1,624
Non-taxable securities(1)	(591)	21	(570)
Temporary investments	(121)	(7)	(128)

Total (1)	5,809	(4,401)	1,408
INTEREST-BEARING LIABILITIES:
Interest-bearing checking and
savings accounts	550	(498)	52
Time deposits	(162)	(481)	(643)
Repurchase agreements	43	(49)	(6)
Overnight borrowings	35	-	35
Trust preferred securities	297	(110)	187
Term debt	274	(245)	29

Total	1,037	(1,383)	(346)

Net increase in net interest income	$4,772	$(3,018)	$1,754

(1) Tax-exempt interest income has been adjusted to a tax equivalent basis at a 35% effective tax rate.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is management's estimate of the amount necessary to maintain an allowance for credit losses that is considered adequate based on the risk of losses in the loan and lease portfolio (see additional discussion under Allowance for Credit Losses). The provision for credit losses for the quarter ended March 31, 2004 was $1.075 million, compared with $1.475 million for the comparable period in 2003. Net charge-offs were $140,000 for the first quarter of 2004 and $1.668 million for the comparable period in 2003. Nonperforming loans at March 31, 2004 were $11.80 million, up from $11.43 million at December 31, 2003. Changes in the balance of nonperforming loans were as follows:

Dollars in thousands
Balance December 31, 2003	$11,425
New nonacccruals	2,171
Less:
Charge-offs	(266)
Payments	(1,635)
Returned to accrual	(214)
Transferred to OREO	-
Increase in loans past due 90
days and accruing interest	319

Balance March 31, 2004	$11,800

The allowance for credit losses totaled $26.3 million, or 1.27% of total loans at March 31, 2004 compared with $25.4 million, or 1.27% of total loans at December 31, 2003.

NONINTEREST INCOME

Noninterest income for the quarter ended March 31, 2004 was $8.5 million, a $1.7 million decrease over the same period in 2003. Mortgage banking revenue decreased $2.63 million due primarily to lower loan originations. The decline in originations was due to higher interest rates in first quarter of 2004 compared to the same period in 2003. Brokerage fees, the third largest component of noninterest income was $2.9 million compared with $1.9 million in the same period in 2003. Other income was $793,000 for the current quarter compared with $1.1 million in 2003. Other income consists of gains/losses on sales of assets, miscellaneous service fees, merchant bankcard processing and other miscellaneous income.

NONINTEREST EXPENSE

Noninterest expense for the first quarter of 2004 was $24.0 million compared with $23.2 million for the same period in 2003. Salaries and employee benefits increased to $13.7 million in 2004 compared with $12.9 million in 2003. The increase of $800,000 was due to expenses associated with deferred compensation plans, restricted stock grants, severance associated with the consolidation of back room functions and other staff expenses. Premises and equipment expense increased to $4.1 million for the quarter compared with $3.6 million in 2003 due to new stores opened and expanded backroom infrastructure equipment and facilities. Other noninterest expense decreased to $5.9 million compared with $6.1 million in 2003.

Merger expenses totaled $216,000 in the first quarter of 2004 compared with $638,000 in the first quarter of 2003. Merger expenses for the first quarter of 2004 and 2003 were are follows:

	Quarter ended

Dollars in thousands	March 31, 2004	March 31, 2003

Professional fees	$109	$35
Supplies	1	20
Severance and relocation	25	131
Computer conversions	60	248
Communications	21	168
Other	-	36

	$216	$638

INCOME TAXES

The effective tax rate for the Company was 35.3% during the first quarter of 2004 compared with 35.9% during the first quarter of 2003.

Financial Condition

Significant changes in the Company's financial position from December 31, 2003 to March 31, 2004 are discussed below.

INVESTMENT SECURITIES AVAILABLE FOR SALE

Investment securities available for sale have increased $903,000 since year-end 2003 due to the purchase of $30 million of investment securities, primarily CMOs, offset by principal payments and maturities of $33 million and a $4 million increase in fair market value.

LOANS AND LEASES

Loans and leases have increased $70.3 million since year-end. The following table details the loan and lease portfolio at March 31, 2004 and December 31, 2003:

Dollars in thousands	March 31, 2004	December 31, 2003

Commercial real estate	$1,121,008	$1,071,721
Residential real estate	36,957	35,277
Construction	230,674	232,792

Total real estate	1,388,639	1,339,790
Commercial	578,823	566,092
Leases	10,214	10,918
Consumer, including home equity	94,653	86,023
Other	1,546	764

Total loans and leases	$2,073,875	$2,003,587

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

Activity in the allowance for credit losses was as follows for the three-month periods ended March 31:

	Three months ended

Dollars in thousands	March 31, 2004	March 31, 2003
Beginning Balance	$25,352	$24,731
Provision for Loan Losses	1,075	1,475
Charge-offs	(447)	(1,975)
Recoveries	307	307

Net charge-offs	(140)	(1,668)

Ending Balance	$26,287	$24,538

MORTGAGE SERVICING RIGHTS (MSRs)

The value of MSRs, net of impairment allowance, was $11.0 million at March 31, 2004, compared with $10.2 million at March 31, 2003. Activity in mortgage servicing rights was as follows for the first three months of 2004 and 2003:

Dollars in thousands	March 31, 2004	March 31, 2003
Beginning balance
Beginning balance	$10,608	$9,316
New servicing relase premiums	742	2,244
Amortization and payoffs	(991)	(1,131)
Change in impairment allowance	600	(250)

	$10,959	$10,179

The balance of the impairment allowance was $1.3 million and $2.5 million at March 31, 2004 and 2003, respectively. The decrease of $1.2 million in the impairment allowance related to payoff's of higher coupon rate mortgage loans due to increased refinancing activity, replaced by loans with lower current coupon rates, along with a reduction in the estimated prepayment speeds and discount rate for the remainder of the servicing portfolio.

DEPOSITS

Details of deposits at March 31, 2004 and December 31, 2003 were as follows:

Dollars in thousands	March 31, 2004	December 31, 2003

Noninterest bearing demand	$592,762	$589,901
Interest bearing demand and
Money market accounts	1,069,064	1,048,733
Savings	166,481	145,960
Time deposits	600,619	593,598

Total Deposits	$2,428,926	$2,378,192

Term Debt

Term debt increased $620,000 from year-end 2003 to $55.6 million at March 31, 2004. The increase was the result of the consolidation of a low-income housing investment in accordance with FIN 46.

Liquidity

Liquidity enables the Company to meet the borrowing needs of its customers and withdrawals of its depositors. The Company meets its liquidity needs through the maintenance of cash resources, lines of credit with other financial institutions, maturities and sales of investment securities available for sale, and a stable base of core deposits. Having a stable and diversified deposit base is a significant factor in the Company's long-term liquidity structure. At March 31, 2004 the Company had overnight investments of $2 million and available lines of credit of approximately $161 million with various financial institutions.

Capital Resources

Total shareholders' equity increased $11.3 million from year-end 2003 to $330.2 million at March 31, 2004. The increase was the result of earnings of $8.4 million, a $2.7 million increase in accumulated other comprehensive income and $1.3 million from the exercise of stock options and offset by dividends paid of $1.1 million. At March 31, 2004 the Company's Tier 1 and total risk-based capital ratios were approximately 10.66% and 11.73% respectively. The Federal Reserve Board's minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8% respectively.

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

The Company uses an asset/liability model to measure and monitor interest rate risk. The model projects net interest income for the upcoming twelve months in various interest rate scenarios. The model the Company uses includes assumptions regarding prepayments of assets and early withdrawals of liabilities, the level and mix of interest earning assets and interest bearing liabilities, the level and responsiveness of interest rates on deposit products without stated maturities and the level of nonperforming assets. These assumptions are based on management's judgment and future expected pricing behavior. Actual results could vary significantly from the results derived from the model. The Company's interest rate risk has not changed materially since December 31, 2003. The Company also has increased its emphasis on noninterest sources of revenue in order to further stabilize future earnings.

Item 4. Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings. The Company's disclosure controls and procedures were last evaluated by management as of March 31, 2004.

There have been no significant changes in our internal controls or in other factors that are likely to materially affect the Company's internal control over financial reporting subsequent to the date of the evaluation.

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

None.

Item 6. Exhibits and Reports on Form 8-K

            (a)    The exhibits filed as part of this Report and exhibits incorporated herein by reference to other documents are listed in the Exhibit Index to this Report immediately following the signature page.

            (b)    Reports on Form 8-K:

            The Company filed the following reports on Form 8-K during the period covered by this Report:

1.	Report filed January 16, 2004. The information attached as Exhibit 99 was not filed, but was furnished under Item 11, Regulation BTR disclosure. The report included a notice announcing a temporary suspension of trading in company securities by Section 16 officers and directors due to a "blackout" in the Company's 401(k) and profit sharing plan.
2.	Report filed January 20, 2004. The information attached as Exhibit 99 was not filed, but was furnished under Item 12, Regulation FD disclosure. The report included a press release announcing the Company's operating results for the fourth quarter and year-end 2003.
3.	Report filed January 22, 2004. The information attached as Exhibit 99 was not filed, but was furnished under Item 9, Regulation FD disclosure. The report included a statistical supplement for the three years ended December 31, 2003.
4.	Report filed March 15, 2004. The information attached as Exhibit 99 was filed under Item 5, Other Events and Regulation FD disclosure. The report included a press release announcing the signing of a definitive agreement for the Company's acquisition of Humboldt Bancorp and its principal operating subsidiary, Humboldt Bank.

5.	Report filed March 16, 2004. The documents attached as Exhibit 2 and Exhibit 10 were filed under Item 5, Other Events and Regulation FD disclosure. Exhibit 2 is a copy of the Agreement and Plan of Reorganization dated March 13, 2004 between the Company, its wholly owned subsidiary Umpqua Bank, Humboldt Bancorp and its wholly owned subsidiary Humboldt Bank. Exhibit 10 is a stock option agreement dated March 13, 2004, which grants the Company the right to buy up to 19.9% of Humboldt Bancorp's outstanding shares under certain conditions.
6.	Report filed March 24, 2004. The information attached as Exhibit 99 was not filed but was furnished under Item 9, Regulation FD disclosure. The report included a press release announcing a cash dividend to shareholders of record as of April 2, 2004 and scheduled the Company's quarterly investor conference call.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UMPQUA HOLDINGS CORPORATION

(Registrant)

Dated May 10, 2004	/s/ Raymond P. Davis
Raymond P. Davis President and Chief Executive Officer

Dated May 10, 2004	/s/ Daniel A. Sullivan
Daniel A. Sullivan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
2	(a)	Agreement and Plan of Reorganization and accompanying Plan of Merger dated
March 13, 2004 by and among Umpqua Holdings Corporation and Humboldt Bancorp
3.1	(b)	Articles of Incorporation, as amended
3.2		Bylaws, as amended effective April 21, 2004
4.0	(c)	Specimen Stock Certificate
10.1	(d)	Addendum to Supplemental Executive Retirement Plan for Raymond P. Davis
31.1		Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the
Sarbanes -Oxley Act of 2002
99.1		Risk Factors

(a)	Incorporated by reference to Appendix A and Appendix B of the Joint Proxy Statement/Prospectus included in the Registration Statement on Form S-4 filed April 19, 2004 (Registration No. 333-114566)
(b)	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed September 9, 2002
(c)	Incorporated by reference to the Registration Statement on Form S-8 (No. 333-77259) filed with the SEC on April 28, 1999
(d)	Incorporated by reference to Exhibit 10.9 to Form 10-K filed March 15, 2004

EXHIBIT 3.2

BYLAWS

OF

UMPQUA HOLDINGS CORPORATION

As of April 21, 2004

BYLAWS

OF

UMPQUA HOLDINGS CORPORATION

ARTICLE 1.

SHAREHOLDERS' MEETINGS

     Section 1.1 Annual Meeting. The annual meeting of the shareholders will be held at such time, date and place as may be determined by the Board of Directors. At such meeting, the shareholders entitled to vote will elect a Board of Directors and transact such other business as may come before the meeting. Business shall be deemed as properly coming before the annual meeting of shareholders if and only if (i) such business is set forth the in the corporation's notice to shareholders, (ii) the board of directors of the corporation, after the mailing of the notice of the annual meeting to shareholders, determines that it is appropriate that such business be brought before the annual meeting of shareholders, or (iii) such business is proposed by a person who is entitled to vote at that meeting and who has complied with the notice procedures set forth in this Section 1.1, and the Secretary of the corporation determines, in the Secretary's reasonable discretion, that such business is appropriate for consideration by the shareholders of the corporation under the Oregon Business Corporation Act or under the rules of the Securities Exchange Commission as promulgated from time to time pursuant to the Securities Exchange Act of 1934, as amended.

     Unless otherwise permitted by the Board of Directors, business, including nominations of directors, may be properly brought before an annual meeting by a shareholder only upon the shareholder's timely notice in writing to the Secretary of the Corporation. To be timely, a shareholder's notice must be delivered to or mailed and received at the principal executive offices of the Corporation not later than the close of business ninety (90) calendar days before the calendar date of the Corporation's proxy statement released to shareholders in connection with the previous year's annual meeting. A shareholder's notice shall set forth (i) a brief description of each matter desired to be brought before the annual meeting and the reason for conducting such business at the meeting, (ii) the name and address of the shareholder proposing such business, (iii) the class and number of shares of stock of the corporation which are beneficially owned by the proposing shareholder, (iv) any material interest of the shareholder in the business, and (v) as for each person whom the shareholder proposes to nominate for election or reelection as a director (1) the name, age, business address, and residence address of such person, (2) the principal occupation or employment of such person, (3) the class and number or shares stock of the corporation which are beneficially owned by such person, (4) the proposed nominee's written consent, and (5) any other information relating to such person that is required to be disclosed or is otherwise required by any applicable law.

     Section 1.2 Special Meetings. Special meetings of shareholders will be held at any time on call of the Chief Executive Officer or the Board of Directors, or on demand in writing by shareholders of record holding shares with at least 10 percent of the votes entitled to be cast on any matter proposed to be considered at the special meeting.

     Section 1.3 Notice. Written notice stating the place, date and time of the meeting, and, in the case of a special meeting, the purpose or purposes for which the meeting is called, will be delivered not less than ten nor more than sixty days before the date of the meeting, either personally or by mail, by or at the direction of the President or the Secretary, to each shareholder of record entitled to vote at such meeting. If mailed, the notice will be deemed to be delivered when deposited in the United States mail addressed to the shareholder at the shareholder's address as it appears on the current shareholder records of the Corporation, with postage prepaid.

     Section 1.4 Waiver of Notice. A shareholder may, at any time, waive any notice required by these Bylaws, the Articles of Incorporation or the Oregon Business Corporation Act. Except as otherwise provided by this Section 1.4, the waiver must be in writing, must be signed by the shareholder and must be delivered to the Corporation for inclusion in the minutes and filing in the corporate records. A shareholder's attendance at a meeting waives any objection to (a) lack of notice or defective notice, unless the shareholder objects at the beginning of the meeting to holding the meeting or transacting business at the meeting and (b) consideration of any matter at the meeting that is not within the purpose or purposes described in the notice of a special meeting, unless the shareholder objects to considering the matter when it is first presented.

     Section 1.5 Voting. Except as otherwise provided in the Articles of Incorporation, each shareholder will be entitled to one vote, in person or by proxy, on each matter voted on at a shareholder's meeting for each share of stock outstanding in such shareholder's name on the records of the Corporation which is entitled to vote on such matter. Unless held as trustee or in another fiduciary capacity, shares may not be voted if held by another corporation in which the Corporation holds a majority of the shares entitled to vote for directors of such other corporation.

     Section 1.6 Quorum; Vote Required. A majority of the shares entitled to vote on a matter, represented in person or by proxies, will constitute a quorum with respect to that matter at any meeting of the shareholders. If a quorum is present, action on a matter, other than the election of directors, is approved if the votes cast in favor of the action exceed the votes cast in opposition, unless the vote of a greater number is required by the Oregon Business Corporation Act or the Articles of Incorporation. Election of directors is governed by Section 2.1 of these Bylaws. Unless otherwise provided in the Articles of Incorporation, a majority of votes represented at a meeting of shareholders, whether or not a quorum, may adjourn the meeting to a different time, date, or place. No further notice of the adjourned meeting is required if the new time, date, and place is announced at the meeting prior to adjournment and the date is set 120 days or less from the date of the original meeting.

     Section 1.7 Action Without Meeting. Any action required or permitted to be taken at a meeting of shareholders may be taken without a meeting if a written consent or consents, describing the action taken is signed by all of the shareholders entitled to vote on the action and is delivered to the Corporation for inclusion in the minutes and filing with the corporate records. The action is effective when the last shareholder signs the consent, unless the consent specifies an earlier or later effective date. A consent signed under this section has the effect of a meeting vote and may be described as such in any document. Unless a record date for determining the shareholders entitled to take action without a meeting is otherwise established, the record date for that purpose is the date the first shareholder signs the consent. If the Oregon Business Corporation Act requires that notice of a proposed action be given to non-voting shareholders and that the action is to be taken by unanimous consent of the shareholders, at least 10 days written notice of the proposed action will be given to non-voting shareholders before the action is taken.

Page 2 of 8 - Bylaws of Umpqua Holdings Corporation as of April 21, 2004

ARTICLE 2.

BOARD OF DIRECTORS

     Section 2.1 Number and Election of Directors. The Board of Directors will consist of not less than six (6) members and not more than nineteen (19) members. The number of directors will be established within this range from time to time by the Board of Directors. A decrease in the number of directors will not have the effect of shortening the term of any incumbent director. At each annual meeting, the shareholders will elect directors by a plurality of the votes cast by the shares entitled to vote in the election. Each director will be elected to hold office until the next annual meeting of shareholders and until the election and qualification of a successor, subject to prior death, resignation or removal.

     Section 2.2 Vacancies. Unless otherwise provided in the Articles of Incorporation, any vacancy occurring in the Board of Directors, including a vacancy resulting from an increase in the number of directors, may be filled by the Board of Directors or if the remaining directors do not constitute a quorum, by the affirmative vote of a majority of the remaining directors. A director elected to fill a vacancy will serve for the unexpired term of the director's predecessor in office, subject to prior death, resignation or removal.

     Section 2.3 Annual Meeting. An annual meeting of the Board of Directors will be held without notice immediately after the adjournment of the annual meeting of the shareholders or at another time designated by the Board of Directors upon notice in the same manner as provided in Section 2.5. The annual meeting will be held at the principal office of the Corporation or at such other place as the Board of Directors may designate.

     Section 2.4 Regular Meetings. The Board of Directors may provide by resolution for regular meetings. Unless otherwise required by such resolution, regular meetings may be held without notice of the date, time, place or purpose of the meeting.

     Section 2.5 Special Meetings. Special meetings of the Board of Directors may be called by the President, the Chief Executive Officer or any member of the Board of Directors. Notice of each special meeting will be given to each director, either by oral or in written notification actually received not less than 24 hours prior to the meeting or by written notice mailed by deposit in the United States mail, first class postage prepaid, addressed to the director at the director's address appearing on the records of the Corporation not less than 72 hours prior to the meeting. Special meetings of the directors may also be held at any time when all members of the Board of Directors are present and consent to a special meeting. Special meetings of the directors will be held at the principal office of the Corporation or at any other place designated by a majority of the Board of Directors.

     Section 2.6 Videoconference/Telephonic Meetings. The Board of Directors may permit directors to participate in a meeting by any means of communication by which all of the persons participating in the meeting can hear each other at the same time. Participation in such a meeting will constitute presence in person at the meeting.

     Section 2.7 Waiver of Notice. A director may, at any time, waive any notice required by these Bylaws, the Articles of Incorporation or the Oregon Business Corporation Act. Except as otherwise provided in this Section 2.7, the waiver must be in writing, must be signed by the director, must specify the meeting for which notice is waived, and must be delivered to the Corporation for inclusion in the minutes and filing in the corporate records. A director's attendance at a meeting waives any required notice, unless the director at the beginning of the meeting or promptly upon the director's arrival objects to holding the meeting or transacting business at the meeting and does not thereafter vote for or assent to any action taken at the meeting.

Page 3 of 8 - Bylaws of Umpqua Holdings Corporation as of April 21, 2004

     Section 2.8 Quorum. A majority of the number of directors that has been established by the Board of Directors pursuant to Section 2.1 of these Bylaws will constitute a quorum for the transaction of business.

     Section 2.9 Voting. The act of the majority of the directors present at a meeting at which a quorum is present will for all purposes constitute the act of the Board of Directors, unless otherwise provided by the Articles of Incorporation or these Bylaws.

Section 2.10 Action Without Meeting. Unless otherwise provided by the Articles of

Incorporation, any action required or permitted to be taken at a Board of Directors meeting may be taken without a meeting if a written consent, or consents, describing the action taken is signed by each director and included in the minutes and filed with the corporate records. The action is effective when the last director signs the consent, unless the consent specifies an earlier or later effective date. A consent signed under this section has the effect of an act of the Board of Directors at a meeting and may be described as such in any document.

     Section 2.11 Powers of Directors. The Board of Directors will have the sole responsibility for the management of the business of the Corporation. In the management and control of the property, business and affairs of the Corporation, the Board of Directors is vested with all of the powers possessed by the Corporation itself, so far as this delegation of power is not inconsistent with the Oregon Business Corporation Act, the Articles of Incorporation, or these Bylaws. The Board of Directors will have the power to determine what amount constitutes net earnings of the Corporation, what amount will be reserved for working capital and for any other purpose, and what amount, if any, will be declared as dividends. Such determinations by the Board of Directors will be final and conclusive except as otherwise expressly provided by the Oregon Business Corporation Act or the Articles of Incorporation. The Board of Directors may designate one or more elected officers of the Corporation who will have the power to sign all deeds, leases, contracts, mortgages, deeds of trust and other instruments and documents executed by and binding upon the Corporation. In the absence of a designation of any other elected officer or officers, the Chief Executive Officer is so designated.

     Section 2.12 Committees. The Board of Directors may designate from among its members an Executive Committee and any number of other committees. The Board of Directors shall designate from among its members an Audit and Compliance Committee, a Compensation Committee and a Nominating Committee, each consisting of at least three directors, all of the members being directors who are not employees or executive officers of the corporation. Each additional committee must consist of two or more directors and will have such powers and will perform such duties as may be delegated and assigned to the committee by the Board of Directors. A committee may not (a) authorize or approve distributions, except according to a formula or method, or within limits, prescribed by the Board of Directors; (b) approve or propose to shareholders action that must be approved by shareholders under the Oregon Business Corporation Act; (c) fill vacancies on the Board of Directors or on any of its committees, except that the Board of Directors may appoint one or more directors as alternate members of any committee to replace any absent or disqualified member during the member's absence or disqualification and in the event of the absence or disqualification of a member of a committee, the member or members present at any meeting and not disqualified from voting, unanimously, may appoint a director to act in place of the absent or disqualified member; (d) adopt, amend or repeal these bylaws; or (e) take any other action which the Oregon Business Corporation Act prohibits a committee of a board of directors to take. The provisions of Sections 2.4, 2.5, 2.6, 2.7, 2.8, 2.9, and 2.10 of the Bylaws will also apply to all committees of the Board of Directors. Each committee will keep written records of its activities and proceedings. All actions by committees will be reported to the Board of Directors at its next regular meeting following the action and the Board of Directors may ratify, revise or alter such action, provided that no rights or acts of third parties will be affected by any such revision or alteration.

Page 4 of 8 - Bylaws of Umpqua Holdings Corporation as of April 21, 2004

     Section 2.13 Board Chair. The Board of Directors may elect one of its members to be chairperson of the Board of Directors (the "Board Chair"). The Board Chair will advise and consult with the Board of Directors and the officers of the Corporation as to the determination of policies of the Corporation, will preside at all meetings of the Board of Directors and of the shareholders, and will perform such other functions and responsibilities as the Board of Directors may designate from time to time.

     Section 2.14 Vice Chair of the Board. The Board may elect one of its members to be Vice Chair of the Board and to serve at the pleasure of the Board. The Vice Chair shall perform such duties as the Board may prescribe from time to time or as may be required by law and shall perform the duties of the Board Chair in case of the Board Chair's absence, disqualification or inability.

ARTICLE 3.

OFFICERS

     Section 3.1 Elected Officers. The elected officers of this Corporation will consist of at least a President, a Secretary, a Chief Executive Officer and a Chief Financial Officer, each of whom will be elected by the Board of Directors at the annual meeting of the Board of Directors or at any regular meeting of the Board of Directors or at any special meeting called for that purpose. Any vacancies occurring in any office of this Corporation may be filled by election or appointment by the Board of Directors at any regular meeting or any special meeting called for that purpose. The Board shall also elect those other officers who are identified by the Board as performing major policy making functions for the Corporation for the purpose of Item 401(b) of Regulation S-K and Section 16a-1(f) of the Exchange Act of 1934. Each elected officer will hold his or her office until the next annual meeting of the Board of Directors and until the election and qualification of a successor in such office, subject to prior death, resignation or removal.

     Section 3.2 Chief Executive Officer. The Board of Directors may designate one of the elected officers of the Corporation or the Board Chair to serve as the Chief Executive Officer of the Corporation. The Chief Executive Officer will be responsible for implementing the policies and goals of the Corporation as stated by the Board of Directors and will have general supervisory responsibility and authority over the property, business and affairs of the Corporation. Unless otherwise provided by the Board of Directors, the Chief Executive Officer will have the authority to hire and fire employees and agents of the Corporation and to take such other actions as the Chief Executive Officer deems to be necessary or appropriate to implement the policies, goals and directions of the Board of Directors. In the absence of a specific designation by the Board of Directors of a separate President, the Chief Executive Officer shall have all the responsibilities and authority of the President under the Oregon Business Corporation Act.

     Section 3.3 President. In the absence of a specific designation by the Board of Directors of a separate Chief Executive Officer, the President will have all the responsibilities and authority of the Chief Executive Officer as set forth in Section 3.2 and may be referred to as the Corporation's Chief Executive Officer. The President may sign any documents and instruments of the Corporation which require the signature of the President under the Oregon Business Corporation Act, the Articles of Incorporation or these Bylaws. The President will also have such responsibilities and authority as may be delegated to the President by the Chief Executive Officer or prescribed by the Board of Directors. At the request of the Board Chair or in the absence of the Board Chair and the Vice Chair, the President will preside at meetings of the Board of Directors and at meetings of the shareholders. Upon the death, resignation or removal of the President, the Board of Directors may appoint an Executive Vice President or another person to serve as an "acting" or "interim" President to serve as such until the position is filled by action of the Board of Directors. Unless otherwise provided by the Board of Directors, an "acting" or "interim" President will have all responsibilities and authority of the President.

Page 5 of 8 - Bylaws of Umpqua Holdings Corporation as of April 21, 2004

     Section 3.4 Secretary. The Secretary will keep the minutes and records of all the meetings of the shareholders and directors and of all other official business of the Corporation. The Secretary will give notice of meetings to the shareholders and directors and will perform such other duties as may be prescribed by the Board of Directors.

     Section 3.5 Chief Financial Officer. The Chief Financial Officer, will receive all moneys and funds of the Corporation and deposit such moneys and funds in the name of and for the account of the Corporation with one or more banks designated by the Board of Directors or in such other short-term investment vehicles as may from time to time be designated or approved by the Board of Directors. The Chief Financial Officer will keep accurate books of account and will make reports of financial transactions of the Corporation to the Board of Directors, and will perform such other duties as may be prescribed by the Board of Directors. The statutory duties of the treasurer shall be the responsibility of the Chief Financial Officer.

     Section 3.6 Removal. The directors, at any regular meeting or any special meeting called for that purpose, may remove any elected officer from office with or without cause; provided, however, that no removal will impair the contract rights, if any, of the officer removed or of this Corporation or of any other person or entity.

     Section 3.7 Appointed Officers . The Chief Executive Officer may appoint additional officers, who may be given a title containing the words "vice president" or "officer." The Chief Executive Officer shall report to the Board the appointment or departure of all persons given the title of Executive Vice President. The Chief Executive Officer may also delegate this power to appoint officers to another elected officer. Appointed officers are not "executive officers" for the purposes of Item 401(b) of Regulation S-K and Section 169(f) of the Exchange Act of 1934 and shall not be subject to election by the Board of Directors under Section 3.1 hereof. Appointed officers shall have the duties prescribed by the Chief Executive Officer, or the elected officer to whom the Chief Executive Officer has delegated the authority to appoint such officers. Appointed officers shall report to the Chief Executive Officer or to another officer designated by the Chief Executive Officer. The Chief Executive Officer or the elected officer appointing them may remove any appointed officer from office with or without cause; provided, however, that no removal will impair the contract rights, if any, of the appointed officer removed or of this Corporation or of any other person or entity.

ARTICLE 4.

STOCK AND OTHER SECURITIES

     Section 4.1 Certificates. All stock and other securities of this Corporation will be represented by certificates which will be signed by the President or a Vice President and the Secretary or an Assistant Secretary of the Corporation, and which may be sealed with the seal of the Corporation or a facsimile thereof.

     Section 4.2 Transfer Agent and Registrar. The Board of Directors may from time to time appoint one or more Transfer Agents and one or more Registrars for the stock and other securities of the Corporation. The signatures of the President or a Vice President and the Secretary or an Assistant Secretary upon a certificate may be facsimiles if the certificate is manually signed by a Transfer Agent, or registered by a Registrar.

Page 6 of 8 - Bylaws of Umpqua Holdings Corporation as of April 21, 2004

     Section 4.3 Transfer. Title to a certificate and to the interest in this Corporation represented by that certificate can be transferred only (a) by delivery of the certificate endorsed by the person designated by the certificate to be the owner of the interest represented thereby either in blank or to a specified person or (b) by delivery of the certificate and a separate document containing a written assignment of the certificate or a power of attorney to sell, assign or transfer the same, signed by the person designated by the certificate to be the owner of the interest represented thereby either in blank or to a specified person.

     Section 4.4 Necessity for Registration. Prior to presentment for registration upon the transfer books of the Corporation of a transfer of stock or other securities of this Corporation, the Corporation or its agent for purposes of registering transfers of its securities may treat the registered owner of the security as the person exclusively entitled to vote the securities; to receive any notices to shareholders; to receive payment of any interest on a security, or of any ordinary, extraordinary, partial liquidating, final liquidating, or other dividend, or of any other distribution, whether paid in cash or in securities or in any other form; and otherwise to exercise or enjoy any or all of the rights and powers of an owner.

     Section 4.5 Fixing Record Date. The Board of Directors may fix in advance a date as record date for the purpose of determining the registered owners of stock or other securities (a) entitled to notice of or to vote at any meeting of the shareholders or any adjournment thereof; (b) entitled to receive payment of any interest on a security, or of any ordinary, extraordinary, partial liquidating, final liquidating, or other dividend, or of any other distribution, whether paid in cash or in securities or in any other form; or (c) entitled to otherwise exercise or enjoy any or all of the rights and powers of an owner, or in order to make a determination of registered owners for any other proper purpose. The record date will be not more than 70 days and, in the case of a meeting of shareholders, not less than 10 days prior to the date on which the particular action which requires such determination of registered owners is to be taken.

     Section 4.6 Record Date for Adjourned Meeting. A determination of shareholders entitled to notice of or to vote at a meeting of the shareholders is effective for any adjournment of the meeting unless the Board of Directors fixes a new record date. A new record date must be fixed if a meeting of the shareholders' is adjourned to a date more than 120 days after the date fixed for the original meeting.

     Section 4.7 Lost Certificates. In case of the loss or destruction of a certificate of stock or other security of this Corporation, a duplicate certificate may be issued in its place upon such conditions as the Board of Directors may prescribe.

ARTICLE 5.

CORPORATE SEAL

    If the Corporation has a corporate seal, its size and style is shown by the impression below:

Page 7 of 8 - Bylaws of Umpqua Holdings Corporation as of April 21, 2004

ARTICLE 6.

AMENDMENTS

     Unless otherwise provided in the Articles of Incorporation, the Bylaws of the Corporation may be amended or repealed by the directors, subject to amendment or repeal by action of the shareholders, at any regular meeting or at any special meeting called for that purpose, provided notice of the proposed change is given in the notice of the meeting or notice thereof is waived in writing.

ARTICLE 7.

SEVERABILITY

     If any provision of these Bylaws is found, in any action, suit or proceeding, to be invalid or ineffective, the validity and the effect of the remaining provisions will not be affected.

     These Bylaws were adopted by the Board of Directors of Umpqua Holdings Corporation on April 21, 2004.

/s/ Steven L. Philpott
 Steven L. Philpott, Secretary

Page 8 of 8 - Bylaws of Umpqua Holdings Corporation as of April 21, 2004

EXHIBIT 31.1

Certification
of
Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

I, Raymond P. Davis, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Umpqua Holdings Corporation;

2. Based on my knowledge, this report does not c o n t a i n any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is likely to materially affect the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's a u d i t o r s and the audit committee of registrant's board of directors ( o r persons performing the equivalent function):

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

Date: May 10, 2004	/s/ Raymond P. Davis
Raymond P. Davis
President and Chief Executive Officer

EXHIBIT 31.2

Certification
of
Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

 I, Daniel A. Sullivan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Umpqua Holdings Corporation;

2. Based on my knowledge, this report does not c o n t a i n any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is likely to materially affect the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's a u d i t o r s and the audit committee of registrant's board of directors ( o r persons performing the equivalent function):

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

Date: May 10, 2004	/s/ Daniel A. Sullivan
Daniel A. Sullivan
Executive Vice President
Chief Financial Officer
Principal Accounting Office

Exhibit 32

CERTIFICATION

OF

CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

This certification is given by the undersigned Chief Executive Officer and Chief Financial Officer of Umpqua Holdings Corporation (the "registrant") pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Each of the undersigned hereby certifies, with respect to the registrant's annual report on Form 10-Q for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the registrant.

/s/ Raymond P. Davis
 Raymond P. Davis
President and Chief Executive Officer
Umpqua Holdings Corporation

/s/ Daniel A. Sullivan
 Daniel A. Sullivan
Executive Vice President and
Chief Financial Officer
Umpqua Holdings Corporation

May 10, 2004

EXHIBIT 99.1

RISK FACTORS

     The following summarizes certain risks which management believes are specific to the Company's business. These should not be viewed as including all risks to the Company.

Pending Merger with Humboldt Bancorp

     In March 2004, we announced a transaction in which Humboldt Bancorp would be merged with and into Umpqua and Humboldt Bank would be merged with and into Umpqua Bank. Subject to the satisfaction of certain conditions the transaction is expected to close in the third quarter 2004. The merger is expected to generate after-tax cost savings and expense reductions of approximately 23% of Humboldt's non-interest expense when fully phased-in. The expense reductions are intended to be achieved by eliminating duplicative technology, operations, outside services, redundant staff, facility consolidations and purchasing efficiencies. The combined company may fail to realize some or all or the anticipated cost savings and other benefits of the transaction.

Umpqua is pursuing an aggressive growth strategy which may place heavy demands on its management resources.

     Umpqua is a dynamic organization that is one of the fastest-growing community financial services organizations in the United States. We merged with VRB Bancorp in December 2000, increasing our assets from approximately $435 million to $785 million; acquired Linn-Benton Bank and merged with Independent Financial Network, Inc. in December 2001, to add approximately $550 million in assets; and merged with Centennial Bancorp in November 2002 to add approximately $800 million in assets. In March 2004 we announced a pending merger with Humboldt Bancorp and we continue to explore other merger and acquisition opportunities. We expect that a substantial amount of management's attention and effort will be directed at deriving the benefits and efficiencies expected from past and future mergers. We have announced our intent to open new stores in Oregon and Washington, to continue our growth strategy. If we pursue our strategy too aggressively, or if factors beyond management's control divert attention away from our integration plans, management may become over-taxed and we might be unable to realize some or all of the anticipated benefits. Moreover, the combined Company is dependent on the efforts of key personnel to achieve the synergies associated with our acquisitions. The loss of one or more of our key persons could have a material adverse effect upon our ability to achieve the anticipated benefits.

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

     We have a licensed retail broker-dealer subsidiary, Strand, Atkinson, Williams & York, Inc. The operation of commercial banking and retail brokerage under common ownership related to fluctuations in the stock market that may have a significant adverse impact on transaction fees, customer activity and investment portfolio gains and losses. Likewise, additional or modified regulations may affect our banking, investment banking and brokerage operations. A decline in fees and commissions or losses suffered in the investment portfolio could adversely affect the subsidiary's contribution to the income of the holding company, and might increase the subsidiary's capital needs. Strand Atkinson is subject to claim arbitration risk arising from customers who claim their investments were not suitable or that their portfolios were too actively traded. Their risks increase when the market, as a whole, declines. The risks associated with retail brokerage may not be supported by the income generated by those operations. As we continue to grow, we may acquire other financial services companies whose successful integration is not assured and may present additional management challenges and new risks to us.

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

     Although management believes that our allowance for credit losses at March 31, 2004 is adequate, no assurance can be given that an additional provision for credit losses will not be required. See Management's Discussion and Analysis of Financial Condition and Results of Operations - "Provision for Credit Losses" and "Allowance for Credit Losses."

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

     Changes in interest rates greatly affect the mortgage banking business. One of the principal risks in this area is prepayment of mortgages and their effect on mortgage servicing rights ("MSR"). We can mitigate this risk by purchasing financial instruments, such as fixed rate investment securities and interest rate contracts, which tend to increase in value when long-term interest rates decline. The success of this strategy, however, depends on management's judgments regarding the amount, type and mix of MSR risk management instruments that we believe are appropriate to manage the changes in the fair value of our MSR asset. If these decisions and strategies are not successful, our net income could be adversely affected.

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