Form 10-Q
period 2004-06-30
UMPQUA HOLDINGS CORP
filed 2004-08-09
CIK 1077771

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the
quarterly period ended: June 30, 2004
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the
transition period from ________ to ________.

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

Common stock, no par value, outstanding as of July 31, 2004: 43,779,461

UMPQUA HOLDINGS CORPORATION
FORM 10-Q
QUARTERLY REPORT
TABLE OF CONTENTS
_____________

PART I	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets:
	June 30, 2004 and December 31, 2003	3

	Condensed Consolidated Statements of Income:
	Three and six months ended June 30, 2004 and 2003	4

	Condensed Consolidated Statements of Comprehensive Income (Loss):
	Three and six months ended June 30, 2004 and 2003	5

	Condensed Consolidated Statements of Cash Flows:
	Six months ended June 30, 2004 and 2003	6

	Notes to Condensed Consolidated Financial Statements	7-11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11-23

Item 3.	Quantitative and Qualitative Disclosures about
	Market Risk	23

Item 4.	Controls and Procedures	23

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 2.	Changes in Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits and Reports on Form 8-K	25

SIGNATURES		26
EXHIBIT INDEX		27
CERTIFICATIONS		28-30
EXHIBITS		31-33

UMPQUA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
Dollars in thousands	2004	2003

ASSETS
Cash and due from banks	$95,678	$103,565
Temporary investments	15,126	30,441

Total Cash and Cash Equivalents	110,804	134,006

Trading account assets	1,089	1,265

Investment securities available for sale, at fair value	559,013	501,904
Investment securities held to maturity, at amortized cost	13,908	14,612
Mortgage loans held for sale	37,866	37,798
Loans and leases receivable	2,152,417	2,003,587
Less: Allowance for credit losses	(27,319)	(25,352)

Loans and leases, net	2,125,098	1,978,235
Federal Home Loan Bank stock, at cost	10,368	7,168
Property and equipment, net	68,526	63,328
Goodwill and other intangible assets, net	159,575	159,585
Mortgage servicing rights, net	11,391	10,608
Other assets	55,653	55,306

Total Assets	$3,153,291	$2,963,815

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest bearing	$624,391	$589,901
Savings and interest-bearing checking	1,282,523	1,194,693
Time deposits	572,201	593,598

Total Deposits	2,479,115	2,378,192

Securities sold under agreements to repurchase	38,615	43,531
Federal funds purchased	39,000	40,000
Term debt	145,618	55,000
Junior subordinated debentures held by trusts that issued
guaranteed capital debt securities	97,941	97,941
Other liabilities	30,963	30,182

Total Liabilities	2,831,252	2,644,846

Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock, no par value, 100,000,000 shares authorized; issued and
outstanding: 28,219,677 at June 30, 2004 and 28,411,816 at December 31, 2003	226,774	230,773
Retained earnings	103,754	89,058
Accumulated other comprehensive loss	(8,489)	(862)

Total Shareholders' Equity	322,039	318,969

Total Liabilities and Shareholders' Equity	$3,153,291	$2,963,815

See accompanying notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
Dollars in thousands, except per share data	2004	2003	2004	2003
Interest Income
Interest and fees on loans and leases	$32,791	$30,962	$64,655	$62,346
Interest on taxable securities	5,415	2,395	10,006	5,361
Interest on non-taxable securities	396	720	809	1,523
Interest on temporary investments	29	187	52	338
Interest on trading account assets	15	16	31	30

Total interest income	38,646	34,280	75,553	69,598

Interest Expense
Interest on deposits	5,785	6,267	11,675	12,748
Interest on repurchase agreements	97	106	200	214
Interest on junior subordinated debentures
and trust preferred securities	1,120	914	2,243	1,851
Interest on federal funds purchased	87	4	123	3
Interest on term debt	467	189	708	402

Total interest expense	7,556	7,480	14,949	15,218

Net Interest Income	31,090	26,800	60,604	54,380
Provision for credit losses	1,100	950	2,175	2,425

Net interest income after provision for credit losses	29,990	25,850	58,429	51,955
Noninterest Income
Service charges	3,273	3,198	6,400	6,112
Brokerage fees and commissions	3,014	2,370	5,905	4,309
Mortgage banking revenue, net	2,399	2,835	4,048	7,113
Gain on sale of securities	6	2,136	6	2,143
Other noninterest income	716	1,099	1,509	2,145

Total noninterest income	9,408	11,638	17,868	21,822

Noninterest Expense
Salaries and employee benefits	13,753	13,170	27,419	26,070
Premises and Equipment	4,153	3,947	8,268	7,529
Other noninterest expense	6,551	6,760	12,495	12,854
Merger-related expenses	549	1,050	765	1,688

Total noninterest expense	25,006	24,927	48,947	48,141

Income before income taxes	14,392	12,561	27,350	25,636
Provision for income taxes	5,261	4,429	9,821	9,124

Net Income	$9,131	$8,132	$17,529	$16,512

Earnings Per Share
Basic	$0.32	$0.29	$0.62	$0.59
Diluted	$0.32	$0.28	$0.61	$0.58

See accompanying notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
Dollars in thousands	2004	2003	2004	2003

Net income	$9,131	$8,132	$17,529	$16,512

Unrealized losses arising during the period on
investment securities available for sale	(16,944)	(1)	(12,555)	(668)

Reclassification adjustment for gains realized in
net income, net of tax (expense of $2 and $839
for the 3 months ended and $2 and $842 for
the 6 months ended)	(4)	(1,297)	(4)	(1,301)

Income tax benefit related to unrealized losses
on investment securities, available for sale	(6,658)	(52)	(4,934)	(265)

Net unrealized losses on investment
securities available for sale	(10,290)	(1,246)	(7,625)	(1,704)

Comprehensive (Loss) Income	$(1,159)	$6,886	$9,904	$14,808

See accompanying notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
Dollars in thousands	2004	2003
Net cash provided by operating activities	$26,585	$14,026

Cash flows from investing activities:
Purchases of investment securities	(133,723)	(155,545)
Maturities/calls of investment securities available for sale	63,202	103,380
Sales of investment securities available for sale	-	29,642
(Purchase) redemption of FHLB stock	(3,037)	1,843
Investment in subsidiaries	-	211
Maturities of investment securities held to maturity	711	610
Net loan originations	(149,511)	(103,426)
Proceeds from sales of loans	-	2,891
Sales of premises and equipment	156	355
Purchases of premises and equipment	(5,888)	(7,564)

Net cash used by investing activities	(228,090)	(127,603)

Cash flows from financing activities:
Net increase in deposit liabilities	101,076	179,807
Net (decrease) increase in securities sold under agreements to repurchase	(4,916)	2,349
Federal funds repaid, net	(1,000)	(5,000)
Dividends paid on common stock	(2,831)	(2,263)
Stock repurchased and retired	(6,062)	(409)
Proceeds from stock options exercised	2,036	4,732
Proceeds from term borrowings	140,000	-
Repayments of term borrowings	(50,000)	(2,019)

Net cash provided by financing activities	178,303	177,197

Net (decrease) increase in cash and cash equivalents	(23,202)	63,620
Cash and cash equivalents, beginning of period	134,006	120,542

Cash and cash equivalents, end of period	$110,804	$184,162

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$14,966	$15,611
Income taxes	$5,360	$7,780

See accompanying notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of financial statement preparation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit and in conformity with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, certain financial information and notes have been omitted or condensed. The condensed consolidated financial statements include the accounts of Umpqua Holdings Corporation (the Company), and its wholly-owned subsidiaries Umpqua Bank (the Bank) and Strand, Atkinson, Williams & York, Inc. (Strand, Atkinson). All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements include all necessary adjustments (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's 2003 annual report to shareholders. The results of operations for the 2004 interim periods shown in this report are not necessarily indicative of the results for any future interim periods or the entire fiscal year.

(b) Earnings per share

Basic and diluted earnings per share are based on the weighted average number of common shares outstanding during each period, with diluted including the effect of potentially dilutive common shares. The weighted average number of common shares outstanding for basic and diluted earnings per share computations was as follows:

Dollars in thousands, except per	Three months ended June 30,		Six months ended June 30,
share amounts	2004	2003	2004	2003
Net income	$9,131	$8,132	$17,529	$16,512

Average outstanding shares	28,339,080	28,283,843	28,392,198	28,221,008

Basic earnings per share	$0.32	$0.29	$0.62	$0.59

Common stock equivalents	325,199	384,083	342,661	379,471

Diluted shares	28,664,279	28,667,926	28,734,859	28,600,479

Diluted earnings per share	$0.32	$0.28	$0.61	$0.58

(c) Allowance for credit losses

The allowance for credit losses is based upon estimates of losses inherent in the portfolio. The amount of losses actually incurred can vary significantly from these estimates. Assessing the adequacy of the allowance on a quarterly basis allows management to adjust these estimates based upon the most recent information available.

Activity in the allowance for credit losses was as follows for the six-month periods ending June 30:

	Six months ended
Dollars in thousands	June 30, 2004	June 30, 2003
Beginning Balance	$25,352	$24,731
Provision for Credit Losses	2,175	2,425
Charge-offs	(862)	(2,440)
Recoveries	654	600

Net charge-offs	(208)	(1,840)

Ending Balance	$27,319	$25,316

(d) Mortgage servicing rights

Mortgage loans serviced for others are not included in the accompanying balance sheets and totaled $1.12 billion and $1.17 billion at June 30, 2004 and December 31, 2003, respectively. Mortgage servicing rights (MSRs) retained are initially measured by allocating the carrying value of the loans between the assets sold and the interest retained, based on the relative fair values at the date of the sale. MSRs are subsequently measured for impairment by comparing the amortized basis to the fair value. The key assumptions used to estimate the fair value of the MSRs recorded at June 30, 2004 included a weighted average constant prepayment rate of 12.9% and a discount rate of 8.27% .

(2) SEGMENT INFORMATION

For purposes of measuring and reporting the financial results, the Company is divided into three business segments; Community Banking, Mortgage Banking and Retail Brokerage Services. The Community Banking segment consists of operations conducted by the Bank. The Bank provides a full array of credit and deposit products to meet the banking needs of its market area and targeted customers. The Mortgage Banking segment originates, sells and services residential mortgage loans. The Retail Brokerage Services segment consists of the operations of the Company's subsidiary Strand, Atkinson. The following table presents summary income statements and reconciliation to the Company's consolidated totals for the three and six months ended June 30, 2004 and 2003.

	Six months ended June 30, 2004
	Community	Retail Brokerage	Mortgage	Administration
Dollars in thousands	Banking	Services	Banking	and eliminations	Consolidated
Interest Income	$73,766	$31	$1,743	$13	$75,553
Interest Expense	11,803	-	903	2,243	14,949

Net Interest Income	61,963	31	840	(2,230)	60,604
Provision for Credit Losses	2,143	-	32	-	2,175
Noninterest Income	7,814	6,055	4,081	(82)	17,868
Noninterest Expense	38,984	5,431	3,514	253	48,182
Merger related expenses	765	-	-	-	765

Income (Loss) before Income Taxes	27,885	655	1,375	(2,565)	27,350
Income Tax Expense (Benefit)	10,087	234	508	(1,008)	9,821

Net Income (Loss)	$17,798	$421	$867	$(1,557)	$17,529

	Six months ended June 30,2003
	Community	Retail Brokerage	Mortgage	Administration
Dollars in thousands	Banking	Services	Banking	and eliminations	Consolidated
Interest Income	$64,802	$30	$4,752	$14	$69,598
Interest Expense	11,293	-	2,073	1,852	15,218

Net Interest Income	53,509	30	2,679	(1,838)	54,380
Provision for Credit Losses	2,271	-	154	-	2,425
Noninterest Income	10,236	4,398	7,238	(50)	21,822
Noninterest Expense	35,794	4,399	6,060	200	46,453
Merger related expenses	1,600	88	-	-	1,688

Income (Loss) before Income Taxes	24,080	(59)	3,703	(2,088)	25,636
Income Tax Expense (Benefit)	8,662	(29)	1,332	(841)	9,124

Net Income (Loss)	$15,418	$(30)	$2,371	$(1,247)	$16,512

	Three months ended June 30,2004
	Community	Retail Brokerage	Mortgage	Administration
Dollars in thousands	Banking	Services	Banking	and eliminations	Consolidated
Interest Income	$37,773	$15	$851	$7	$38,646
Interest Expense	5,973	-	463	1,120	7,556

Net Interest Income	31,800	15	388	(1,113)	31,090
Provision for Credit Losses	1,085	-	15	-	1,100
Noninterest Income	3,935	3,099	2,420	(46)	9,408
Noninterest Expense	19,588	2,911	1,763	195	24,457
Merger related expenses	549	-	-	-	549

Income (Loss) before Income Taxes	14,513	203	1,030	(1,354)	14,392
Income Tax Expense (Benefit)	5,328	71	394	(532)	5,261

Net Income (Loss)	$9,185	$132	$636	$(822)	$9,131

	Three months ended June 30, 2003
	Community	Retail Brokerage	Mortgage	Administration
Dollars in thousands	Banking	Services	Banking	and eliminations	Consolidated
Interest Income	$31,483	$16	$2,774	$7	$34,280
Interest Expense	5,470	-	1,095	915	7,480

Net Interest Income	26,013	16	1,679	(908)	26,800
Provision for Credit Losses	891	-	59	-	950
Noninterest Income	6,361	2,422	2,877	(22)	11,638
Noninterest Expense	18,328	2,295	3,115	139	23,877
Merger related expenses	962	88	-	-	1,050

Income (Loss) before Income Taxes	12,193	55	1,382	(1,069)	12,561
Income Tax Expense (Benefit)	4,345	19	489	(424)	4,429

Net Income (Loss)	$7,848	$36	$893	$(645)	$8,132

Total assets by segment have not changed materially since December 31, 2003.

(3) STOCK-BASED COMPENSATION

At June 30, 2004, the Company had a stock option plan that was accounted for under the recognition and measurement principles of Accounting Principals Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended June 30,		Six months ended June 30,
Dollars in thousands, except per	2004	2003	2004	2003
share data
Net income, as reported	$9,131	$8,132	$17,529	$16,512
Deduct: Total employee stock option
expense determined under fair value
based method for all awards, net of
related tax effect	(241)	(156)	(467)	(311)

Net income, pro forma	$8,890	$7,976	$17,062	$16,201

Basic earnings per share	$0.32	$0.29	$0.62	$0.59
Basic earnings per share, pro forma	0.31	0.28	0.60	0.57
Diluted earnings per share	0.32	0.28	0.61	0.58
Diluted earnings per share, pro forma	$0.31	$0.28	$0.59	$0.57

(4) SUBSEQUENT EVENTS

On July 9, 2004 the Company completed the acquisition of Humboldt Bancorp (HBC) of Roseville,

California, the parent company of Humboldt Bank, in an acquisition accounted for under the purchase method of accounting. The Company issued approximately 15.5 million shares of Umpqua Holdings Corporation (UMPQ) common stock in exchange for all the outstanding shares of HBC. The acquisition expands the Company's presence along the I-5 corridor between Sacramento, California and Seattle, Washington.

As of June 30, 2004, the recorded values of HBC's assets and liabilities were as follows:

Dollars in thousands
ASSETS:
Cash and cash equivalents	$47,674
Investment securities	219,938
Loans, net of allowance for loan losses	1,046,647
Premises and equipment, net	27,647
Other assets	129,295

Total Assets	$1,471,201

LIABILITIES:
Deposits	$1,175,628
Borrowed funds	59,206
Trust preferred securities	58,921
Other liabilities	20,454

Total Liabilities	$1,314,209

Under the purchase method of accounting, the Company will record HBC's assets and liabilities at their fair values at the acquisition date, and record an intangible asset (goodwill) for the excess of the fair value of the purchase price paid over the fair value of assets and liabilities acquired. Additionally, the results of operations after July 9, 2004 will be on a combined basis.

(5) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. In December 2003 the FASB made revisions and delayed implementation of certain provisions of FIN 46. FIN 46 provides guidance on how to identify the primary beneficiary of a variable interest entity and determine when the variable interest entity should be consolidated by the primary beneficiary. The recognition and measurement provisions of this Interpretation, as revised, were adopted for the Company's Trust Preferred subsidiaries for the quarter ended September 30, 2003. The Company adopted the Interpretation for its other variable interest entities for the quarter ending March 31, 2004. The adoption did not have a material impact on the financial condition or results of operations.

In March 2004, the Security Exchange Commission (SEC) issued Staff Accounting Bulletin No. 105 (SAB 105), Application of Accounting Principles to Loan Commitments. SAB 105 provides guidance on the accounting for loan commitments accounted for as derivative instruments. The Company adopted SAB 105 in March 2004. The adoption did not have a material impact on the financial condition or results of operations.

In March 2004, the FASB ratified the consensuses reached by the Emerging Issues Task Force regarding issue 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The consensus provides guidance for determining when an investment is other-than-temporarily-impaired. The guidance was effective for periods beginning after June 15, 2004 and will be adopted by the Company in the third quarter. The Company is evaluating the impact this guidance will have on its financial condition and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of Umpqua Holdings Corporation's (the Company) financial condition at June 30, 2004 and the operating results for the three and six months then ended. When warranted, comparisons are made to the same periods in 2003 and to December 31, 2003. This discussion should be read in conjunction with the unaudited financial statements contained in Part I, Item 1 in this report.

This Report includes forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that expressly or implicitly predict future results, performance or events are forward-looking statements. The words "anticipate," "believe," "expect", "estimate," and "intend" and words or phrases of similar meaning, are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause or contribute to those differences include, but are not limited to, the following: general economic conditions, either nationally or regionally that could result in increased loan losses, interest rate fluctuations, pricing pressure and other competitive factors, potential delays or problems with integrating acquisitions, the ability to attract new deposits and loans, changes in legal or regulatory requirements, competition in the retail brokerage industry, general stock market conditions, changes in technology and other factors described in this and other Company reports filed with the SEC including exhibit 99.1 attached hereto. Readers are encouraged to review the notes that accompany this report and are cautioned not to place undue reliance on forward-looking statements. The Company does not intend to update these forward-looking statements. All written and oral forward-looking statements attributable to the Company and/or persons acting on its behalf are expressly qualified by this disclosure.

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

The allowance for credit losses is established to absorb known and inherent losses attributable to loans and leases outstanding. The adequacy of the allowance is monitored on an ongoing basis and is based on management's evaluation of numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio's risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and non-performing trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information. Approximately 70 percent of the Company's loan portfolio is secured by real estate and a significant decline in market values would cause management to increase the allowance for credit losses.

Estimates are used in the presentation of the investment securities portfolio and these estimates impact the presentation of the Company's financial condition and results of operations. Many of the securities included in the securities portfolio are purchased at a premium or discount. The premiums or discounts are amortized or accreted over the life of the security. For mortgage-related securities, including Collateralized Mortgage Obligations (CMOs) the amortization or accretion is based on estimated lives of the securities. The lives of the securities can fluctuate based on the amount of prepayments received on the underlying collateral of the securities. The Company uses estimates for the lives of these mortgage-related securities based on information provided by third parties. The Company adjusts the rate of amortization or accretion regularly to reflect changes in the estimated lives of these securities.

Retained mortgage servicing rights are measured by allocating the carrying value of the loans between the assets sold and the interest retained, based on the relative fair value at the date of the sale. The subsequent measurements are determined using a discounted cash flow model. Mortgage servicing assets are amortized over the expected life of the loan and are evaluated periodically for impairment. The expected life of the loan can vary from management's estimates due to prepayments by borrowers. Prepayments in excess of management's estimates would negatively impact the recorded value of the mortgage servicing rights. The value of the mortgage servicing rights is also dependent upon the discount rate used in the model.

Management reviews this rate on an ongoing basis based on current market rates. A significant increase in the discount rate would negatively impact the value of mortgage servicing rights.

At June 30, 2004 the Company had approximately $160 million in goodwill and other intangible assets as a result of business combinations. The Company adopted Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. In accordance with the standard, goodwill and other intangibles with indefinite lives are no longer being amortized but instead will be tested for impairment on an annual basis or more frequently if impairment indicators arise. Management performs an impairment analysis for the Company's intangibles with indefinite lives on a quarterly basis and determined that there was no impairment as of June 30, 2004.

Periodically, and in the ordinary course of business, various claims and lawsuits are brought by and against the Company. There can be no assurance that all unasserted potential claims are known to us at any point in time.

Management classifies non-capitalizable costs that are a result of the Company's merger activities as merger- related expenses. Merger related expenses included severance and employee relocation expenses, costs of closing duplicate facilities, conversion related expenses, contract termination costs and communication expenses.

Financial Highlights

The Company earned $9.1 million for the quarter ended June 30, 2004, up $1.0 million, or 12%, from the comparable period in the prior year. Diluted earnings per share improved to $0.32 for the second quarter of 2004, up from $0.28 for the same period in 2003. Return on average assets and return on average equity were 1.18% and 11.23%, respectively, for the quarter compared with 1.24% and 10.83%, respectively, in 2003.

For the six-month period ending June 30, 2004, the Company earned $17.5 million, as compared with $16.5 million for the same period in 2003. Diluted earnings per share were $0.61 for the six months ended June 30, 2004 as compared with $0.58 for the same period in 2003.

The Company reported merger-related expenses of $549,000 for the second quarter of 2004. These charges resulted primarily from store closures and contract termination costs, as well as certain professional fees associated with the HBC acquisition. In the second quarter of 2003, the Company recorded $1.1 million of merger-related expenses.

For the six-month period ending June 30, 2004 the Company reported merger-related expenses of $765,000 compared with $1.7 million for the same period in 2003. The merger-related expenses in 2003 related to the Company's acquisition of Centennial in November 2002.

At June 30, 2004 total loans and leases were $2.2 billion, up $148.8 million since December 31, 2003. Total deposits were $2.5 billion at June 30, 2004, up $100.9 million since year-end 2003.

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

For the quarter ended June 30, 2004 the Company recorded net interest income on a taxable equivalent basis of $31.3 million compared with $27.2 million for the same period in 2003 (Tables 1 and 2). The difference between net interest income on a GAAP basis is due to the taxable equivalent adjustment. The taxable equivalent adjustment is an amount added to non-taxable securities interest income so that it is comparable to income on a taxable investment. The amount of such adjustment was $203,000 and $357,000 for the quarters ended June 30, 2004 and 2003, respectively.

The $4.1 million increase in net interest income is primarily attributable to the growth in average earning assets, offset, in part, by a decrease in the margin. Average earning assets increased to $2.8 billion for the second quarter of 2004, a $454.8 million increase over the second quarter of 2003. This growth was primarily due to the increase in loans and taxable securities.

Loans, the largest component of earning assets, increased $286.2 million on average for the second quarter of 2004 compared with the prior year period due to loan originations. The Company has purchased $377.4 million of investment securities over the past year of which $103.6 million were purchased early in the second quarter of 2004, resulting in an increase of average taxable securities of $249.8 million over the same period last year. The yield on earning assets declined 0.37% for the second quarter of 2004 compared with the same quarter in 2003 as a result of declines in the yield on loans and a change in the mix of earning assets compared with the prior year period. The yield on loans declined 0.53% for the second quarter of 2004 compared with the same period in 2003. This decline was the result of repayments of higher-yielding fixed rate loans, variable rate loan repricings, and new loan originations occurring at lower rates. The mix of average earning assets changed from 81% loans and 19% other earning assets for the quarter ended June 30, 2003 to 78% loans and 22% other earning assets for the comparable period in 2004.

Average interest bearing liabilities were $2.3 billion in the second quarter of 2004 compared with $1.8 million in the second quarter of 2003. The increase was due to increased levels of interest bearing checking and increased borrowings. Proceeds from new borrowings were used to fund earning asset growth during the second quarter of 2004. The average cost of interest bearing liabilities declined to 1.42% during the second quarter of 2004 compared with 1.69% for the same period in the prior year. The decline was due to reductions in the rates paid on deposits and the reductions in the rates paid on borrowings. Additionally, average noninterest bearing deposits increased from $531.8 million to $607.5 million. As a result of the preceding changes, the spread decreased 0.10% and the margin declined 0.17% for the second quarter of 2004 compared with the second quarter of 2003.

The following table shows average balance and interest income or interest expense, with the resulting average yield or rates by category of average earning asset or interest-bearing liability:

Table 1	QUARTER ENDED JUNE 30, 2004			QUARTER ENDED JUNE 30, 2003
Dollars in thousands	AVERAGE	INTEREST INCOME	AVERAGE YIELDS	AVERAGE	INTEREST INCOME		AVERAGE YIELDS
	BALANCE	OR EXPENSE	OR RATES	BALANCE	OR	EXPENSE	OR RATES

INTEREST-EARNING ASSETS:
Loans and loans held for sale (2)	$2,154,276	$32,791	6.12%	$1,868,038		$30,962	6.65%
Taxable securities	548,474	5,419	3.95%	298,673		2,399	3.21%
Non-taxable securities(1)	36,088	610	6.76%	66,376		1,088	6.56%
Temporary investments	12,630	29	0.92%	63,553		188	1.19%

Total interest earning assets	2,751,468	38,849	5.68%	2,296,640		34,637	6.05%
Allowance for credit losses	(27,159)			(24,991)
Other assets	382,083			364,554

Total assets	$3,106,392			$2,636,203

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and
savings accounts	$1,271,845	$2,547	0.81%	$1,028,999		$2,369	0.92%
Time deposits	589,774	3,238	2.21%	615,153		3,898	2.54%
Repurchase agreements	39,423	97	0.99%	29,810		106	1.43%
Overnight borrowings	47,959	87	0.73%	1,099		4	1.46%
Trust preferred securities	97,941	1,120	4.60%	75,000		914	4.89%
Term debt	98,367	467	1.91%	22,461		189	3.38%

Total interest-bearing liabilities	2,145,309	7,556	1.42%	1,772,522		7,480	1.69%
Non-interest-bearing deposits	607,543			531,779
Other liabilities	26,476			30,588

Total liabilities	2,779,328			2,334,889
Shareholders' equity	327,064			301,314

Total liabilities and
shareholders' equity	3,106,392			$2,636,203

NET INTEREST INCOME (1)		$31,293				$27,157

NET INTEREST SPREAD			4.26%				4.36%
AVERAGE YIELD ON EARNING ASSETS(1),(2)			5.68%				6.05%
INTEREST EXPENSE TO EARNING ASSETS			1.11%				1.31%

NET INTEREST MARGIN			4.57%				4.74%

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% effective rate.
The amount of such adjustment was an addition to recorded income of $203 and $357 for 2004 and 2003, respectively.
(2)	Non-accrual loans are included in average balance.

	QUARTER ENDED JUNE 30
	2004 COMPARED TO 2003
	INCREASE (DECREASE) DUE TO CHANGE IN
Table 2	VOLUME	RATE	NET CHANGE
Dollars in thousands

INTEREST-EARNING ASSETS:
Loans	$4,647	$(2,818)	$1,829
Taxable securities	2,006	1,014	3,020
Non-taxable securities(1)	(496)	18	(478)
Temporary investments	(151)	(8)	(159)

Total (1)	6,006	(1,794)	4,212

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and
savings accounts	551	(373)	178
Time deposits	(171)	(489)	(660)
Repurchase agreements	34	(43)	(9)
Overnight borrowings	170	(87)	83
Trust preferred securities	276	(70)	206
Term debt	636	(358)	278

Total	1,496	(1,420)	76

Net increase in net interest income	$4,510	$(374)	$4,136

(1) Tax-exempt interest income has been adjusted to a tax equivalent basis at a 35% effective tax rate.

Net interest income on a taxable-equivalent basis was $61.0 million for the first six months of 2004 compared with $55.1 million for the same period in 2003 (Tables 3 and 4). The increase was primarily due to an increase in the volume of earning assets, offset, in part, by a decrease in the margin. Average earning assets for the first half of 2004 were $2.7 billion compared with $2.3 billion for the same period in 2003, a $406 million increase. This growth was primarily due to the increase in loans and taxable securities.

Loans averaged $2.1 billion for the first half of 2004 compared with $1.9 billion for the same period in 2003. The Company purchased $133.7 million of investment securities in the first six months of 2004. Therefore average taxable investments for the first six months of 2004 were $511.6 million compared with $282.5 million for the comparable period in 2003. The yield on average earning assets declined for the first six months of 2004 to 5.73% from 6.28% during the comparable period in 2003. The decline was primarily a result of the decline in the yield on loans and a change in the mix of earning assets. The decline in the yield on loans was a result of repayments of higher-yielding fixed rate loans, variable rate loan repricings and new loan originations occurring at lower rates compared with the prior year.

Average interest bearing liabilities were $2.1 billion for the first six months of 2004 compared with $1.8 billion for the same period in 2003. The increase was due to increased interest bearing checking and increased borrowings. Proceeds from new borrowings were used to fund earning asset growth during the first six months of 2004. The cost of interest bearing liabilities declined during the first half of 2004 to 1.44% compared with 1.74% in 2003. The decline was due to reductions in the rates paid on deposits and the reductions in the rates paid on borrowings. Noninterest bearing deposits increased from $502.8 million to $589.3 million. As a result of these changes, the spread decreased 0.25% and the margin declined 0.32% for the six months ended June 30, 2004 compared with the same period in 2003.

The following table shows average balances and interest income or interest expense, with the resulting average yield or rates by category of average earning asset or interest-bearing liability:

Table 3	SIX MONTHS ENDED JUNE 30, 2004			SIX MONTHS ENDED JUNE 30, 2003
Dollars in thousands	AVERAGE	INTEREST INCOME	AVERAGE YIELDS	AVERAGE	INTEREST INCOME	AVERAGE YIELDS
	BALANCE	OR EXPENSE	OR RATES	BALANCE	OR EXPENSE	OR RATES
INTEREST-EARNING ASSETS:
Loans and loans held for sale (2)	$2,106,366	$64,655	6.17%	$1,849,707	$62,346	6.80%
Taxable securities	511,606	10,014	3.91%	282,468	5,293	3.75%
Non-taxable securities(1)	36,921	1,243	6.73%	70,260	2,369	6.74%
Temporary investments	11,515	52	0.91%	57,958	338	1.18%

Total interest earning assets	2,666,408	75,964	5.73%	2,260,393	70,346	6.28%
Allowance for credit losses	(26,601)			(25,274)
Other assets	384,371			372,666

Total assets	$3,024,178			$2,607,785

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and
savings accounts	$1,243,965	$5,072	0.82%	$1,016,218	$4,841	0.96%
Time deposits	593,644	6,603	2.24%	621,472	7,906	2.57%
Repurchase agreements	40,878	200	0.98%	30,122	214	1.43%
Overnight borrowings	30,068	123	0.82%	608	4	1.33%
Trust preferred securities	97,941	2,243	4.61%	75,000	1,851	4.98%
Term debt	76,683	708	1.86%	23,321	402	3.48%

Total interest-bearing liabilities	2,083,179	14,949	1.44%	1,766,741	15,218	1.74%
Non-interest-bearing deposits	589,337			502,801
Other liabilities	26,034			41,179

Total liabilities	2,698,550			2,310,721
Shareholders' equity	325,628			297,064

Total liabilities and
shareholders' equity	$3,024,178			$2,607,785

NET INTEREST INCOME (1)		$61,015			$55,128

NET INTEREST SPREAD			4.29%			4.54%
AVERAGE YIELD ON EARNING ASSETS(1),(2)			5.73%			6.28%
INTEREST EXPENSE TO EARNING ASSETS			1.13%			1.36%

NET INTEREST MARGIN			4.60%			4.92%

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% effective rate.
The amount of such adjustment was an addition to recorded income of $411 and $748 for 2004 and 2003, respectively.
(2)	Non-accrual loans are included in average balance.

	SIX MONTHS ENDED
	2004 COMPARED TO 2003

	INCREASE (DECREASE) DUE TO CHANGE IN
Table 4	VOLUME	RATE	NET CHANGE
Dollars in thousands
INTEREST-EARNING ASSETS:
Loans	$8,848	$(6,539)	$2,309
Taxable securities	4,294	427	4,721
Non-taxable securities(1)	(1,124)	(2)	(1,126)
Temporary investments	(271)	(15)	(286)

Total (1)	11,747	(6,129)	5,618

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and
savings accounts	1,101	(870)	231
Time deposits	(333)	(970)	(1,303)
Repurchase agreements	77	(91)	(14)
Overnight borrowings	194	(75)	119
Trust preferred securities	573	(181)	392
Term debt	924	(618)	306

Total	2,536	(2,805)	(269)

Net increase in net interest income	$9,211	$(3,324)	$5,887

(1) Tax-exempt interest income has been adjusted to a tax equivalent basis at a 35% effective tax rate.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is management's estimate of the amount necessary to maintain an allowance for credit losses that is considered adequate based on the risk of losses in the loan and lease portfolio (see additional discussion under Allowance for Credit Losses). The provision for credit losses for the quarter and six months ended June 30, 2004 was $1.1 million and $2.2 million, respectively compared with $950,000 and $2.4 million, respectively for the comparable periods in 2003. Net charge-offs were $69,000 for the second quarter of 2004 and $208,000 for the six-month period ended June 30, 2004. For the same periods in 2003, net charge-offs were $172,000 and $1.8 million respectively. Nonperforming loans at June 30, 2004 were $12.4 million, up from $11.4 million at December 31, 2003. Changes in the balance of nonperforming loans for the six months ended June 30, 2004 and 2003 were as follows:

	Six months ended
Dollars in thousands	June 30, 2004	June30, 2003
Balance December 31,	$11,425	$18,395
New nonacccruals	5,818	10,458
Less:
Charge-offs	(515)	(247)
Payments	(3,834)	(1,419)
Returned to accrual	(234)	(1,003)
Transferred to OREO	(85)	(2,174)
Decrease in loans past due 90
days and accruing interest	(223)	(2,131)

Balance June 30,	$12,352	$21,879

The allowance for credit losses totaled $27.3 million, or 1.27% of total loans and leases, at June 30, 2004 compared with $25.4 million, or 1.27% of total loans, at December 31, 2003.

NONINTEREST INCOME

Noninterest income for the quarter ended June 30, 2004 was $9.4 million, a $2.2 million decrease from the same period in 2003. Mortgage banking revenue decreased $400,000 due primarily to a lower volume of mortgages originated. This decline was due to higher interest rates in the second quarter of 2004 compared to the same period in 2003, which reduced refinancing. Brokerage fees, the second largest component of noninterest income, were $3.0 million for the quarter ended June 30, 2004 compared with $2.4 million in the same period of the prior year. This increase was due to the expansion into new markets along with increased customer confidence in the securities market. Gain on the sale of securities was $6,000 for the second quarter of 2004 compared with $2.1 million in the second quarter of 2003. This decrease was due to the sale of $29.6 million of available for sale securities during the second quarter of 2003. These securities were sold, in part, to offset the mortgage servicing rights impairment charge. Other income was $716,000 for the current quarter compared with $1.1 million in 2003. Other income consists of gains/losses on sales of assets, miscellaneous service fees, merchant bankcard processing and other miscellaneous income.

Noninterest income for the first six months of 2004 was $17.9 million compared with $21.8 million for the same period in 2003. Mortgage banking revenue decreased $3.1 million compared with the prior year six-month period to $4.0 million due to reduced mortgage origination activity. For the first six months of 2004, the Company originated $236 million in mortgage loans compared with $516 million for the same period in 2003. Service charges increased $288,000 to $6.4 million in the first six months of 2004. Brokerage commissions and fees increased $1.6 million to $5.9 million in the first six months of 2004. This was due to the expansion into new markets along with increased customer confidence in the securities market. Gain on the sale of securities was $6,000 for the first six months of 2004 compared with $2.1 million for the comparable period in 2003 for the same reasons described earlier in this section. Other noninterest income was $1.5 million for the first half of 2004 compared with $2.1 million for the first half of 2003. During the second quarter of 2003, the Company sold it's credit card portfolio and the Company recognized a gain of approximately $400,000.

NONINTEREST EXPENSE

Noninterest expense for the second quarter of 2004 remained flat at $25.0 million compared with the same period in 2003. Salaries and employee benefits increased to $13.8 million in 2004 compared with $13.2 million in 2003. This increase was due to increased variable compensation due to increased revenue at Strand, Atkinson and increased benefit costs. Premises and equipment expense increased to $4.2 million for the quarter compared with $3.9 million in 2003 due to new stores opened and expanded backroom infrastructure equipment and facilities. Other noninterest expense decreased to $6.6 million compared with $6.8 million in 2003. Merger expenses totaled $549,000 in the second quarter of 2004 compared with $1.1 million in the second quarter of 2003. Merger expenses consisted of the following for the second quarter of 2004 and 2003:

	Quarter ended	Quarter ended
Dollars in thousands	June 30, 2004	June 30, 2003

Professional fees	$138	$-
Supplies	11	-
Severance and relocation	51	341
Conversion	34	24
Communications	12	1
Facilities	234	396
Other	69	288

Total	$549	$1,050

Accrued merger expenses at June 30, 2004 were $206,000 and consisted primarily of accrued store closure costs and contract termination costs.

Noninterest expense for the first six months of 2004 totaled $48.9 million compared with $48.1 million for the same period in 2003. Salaries and employee benefits increased $1.3 million over the first six months of 2003 to $27.4 million for the period then ended due to increased variable compensation due to increased revenue at Strand, Atkinson and increased benefit costs. Premises and equipment expense for the first six months of 2004 was $8.3 million compared with $7.5 million for the same period in 2003. The increase was due to new stores opened and expanded backroom infrastructure equipment and facilities. Other expense decreased to $12.5 million for the first six months of 2004 from $12.9 million for the first six months of 2003. Merger expenses were $765,000 for the first half of 2004 compared with $1.7 million for the same period in 2003. Merger expenses consisted of the following for the six months ended June 30, 2004 and 2003:

	Six months ended	Six months ended
Dollars in thousands	June 30, 2004	June 30, 2003

Professional fees	$248	$35
Supplies	12	19
Severance and relocation	76	473
Conversion	94	271
Communications	22	169
Facilities	234	396
Other	79	325

Total	$765	$1,688

INCOME TAXES

The effective tax rate for the Company was 36.6% during the second quarter of 2004 compared with 35.3 % during the second quarter of 2003. For the first six months of 2004, the effective tax rate was 35.9% compared with 35.6% for the same period in 2003.

Financial Condition

Significant changes in the Company's financial position from December 31, 2003 to June 30, 2004 are as follows:

INVESTMENT SECURITIES AVAILABLE FOR SALE

Investment securities increased $57 million since year-end 2003 due primarily to the purchase of $133.7 million of investment securities offset by principal payments and maturities of $63.2 million and a decrease in the fair value of $12.6 million.

LOANS AND LEASES

Loans and leases have increased $148.8 million since year-end 2003. The following table presents the major components of the loan and lease portfolio at June 30, 2004 and December 31, 2003:

Dollars in thousands	June 30, 2004	December31, 2003

Commercial real estate	$1,209,975	$1,071,721
Residential real estate	105,003	84,423
Construction	196,577	232,792

Total real estate	1,511,555	1,388,936
Commercial	592,718	566,092
Leases	9,439	10,918
Consumer	35,904	36,877
Other	2,801	764

Total loans and leases	$2,152,417	$2,003,587

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
  Portfolio growth rates
  Historical loss rates
  Portfolio concentrations
  Current economic conditions in our market areas

The allowance for credit losses is based upon estimates of losses inherent in the portfolio as of the balance sheet date. The amount of losses actually incurred can vary significantly from these estimates. Assessing the adequacy of the allowance on a quarterly basis allows management to adjust these estimates based upon the most recent information available.

Activity in the allowance for credit losses was as follows for the six-month periods ended June 30:

	Six months ended

Dollars in thousands	June 30, 2004	June 30, 2003

Beginning Balance	$25,352	$24,731
Provision for Credit Losses	2,175	2,425
Charge-offs	(862)	(2,440)
Recoveries	654	600

Net charge-offs	(208)	(1,840)

Ending Balance	$27,319	$25,316

MORTGAGE SERVICING RIGHTS

The value of mortgage servicing rights, net of impairment allowance, was $11.4 million at June 30, 2004, compared with $10.6 million at December 31, 2003. Activity in the account was as follows for the first six months of 2004:

Dollars in thousands	June 30, 2004

Beginning balance	$10,608
New servicing relase premiums	1,431
Amortization	(2,114)
Change in impairment allowance	1,466

Ending balance	$11,391

The balance of the impairment allowance was $441,000 at June 30, 2004 and $1.9 million at December 31, 2003. The decrease of $1.5 million related to a reduction in the estimated prepayment speeds and discount rates for the remainder of the servicing portfolio.

DEPOSITS

Details of deposits at June 30, 2004 and December 31, 2003 were as follows:

Dollars in thousands	June 30, 2004	December 31, 2003

Noninterest bearing demand	$624,391	$589,901
Interest bearing demand and
Money market accounts	1,132,087	1,048,733
Savings	150,436	145,960
Time deposits	572,201	593,598

Total Deposits	$$2,479,115	$2,378,192

Liquidity

Liquidity enables the Company to meet the borrowing needs of its customers and withdrawals of its depositors. The Company meets its liquidity needs through the maintenance of cash resources, lines of credit with other financial institutions, maturities and sales of investment securities available for sale, and a stable base of core deposits. Having a stable and diversified deposit base is a significant factor in the Company's long-term liquidity structure. At June 30, 2004 the Company had overnight investments of $15.1 million and available lines of credit of approximately $327 million with various financial institutions.

Capital Resources

Total shareholders' equity increased $3.1 million from year-end 2003 to $322.0 million at June 30, 2004. The increase was the result of earnings of $17.5 million and $4.5 million from the exercise of stock options, offset by a $7.6 million decrease in accumulated other comprehensive income, dividends paid of $2.8 million and stock repurchased of $6.1 million. At June 30, 2004 the Company's Tier 1 and total risk-based capital ratios were approximately 10.26% and 11.32%, respectively. The Federal Reserve Board's minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8% respectively. Additionally, the Bank is subject to the Federal Deposit Insurance Corporation's minimum risk-based capital standards and accordingly at June 30, 2004 their Tier 1 and total risk-based capital ratios were 9.87% and 10.93%, respectively.

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

Item 4. Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings. The Company's disclosure controls and procedures were last evaluated by management as of June 30, 2004.

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

Item 2. Changes in Securities and Use of Proceeds

(e) STOCK REPURCHASE PROGRAM

In July 2003, the Company announced its board of directors authorized plan to repurchase up to 1.5 million shares of common stock. This plan expires on June 30, 2005. The following table details the stock repurchased during the second quarter of 2004:

			Accumulated	Number of
	Total Number	Average	Shares Purchased	Remaining
Dollars in thousands, except	of Shares	Price Paid	as Part of	Shares that may
share amounts	Repurchased	Per Share	Approved Plan	be Purchased

April 2004	64,003	$19.00	102,303	1,397,697
May 2004	257,726	18.75	360,029	1,139,971
June 2004	-	-	-	1,139,971

	321,729	$18.80

Under Oregon law, financial institutions are prohibited from holding treasury stock and therefore these shares have been retired.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

The Company conducted its annual meeting of shareholders on April 29, 2004. On March 15, 2004, the record date, there were 28,460,278 shares of common stock outstanding. Holders of 24,792,644 shares (87%) were present at the meeting in person or by proxy. The following persons were elected as directors to serve the terms stated below:

Name	Term expires	Votes For	Votes Withheld
David B. Frohnmayer	2007	24,539,119	253,523
Dan Giustina	2007	24,394,703	397,939
William A. Lansing	2007	24,727,070	65,572
Diana E. Goldschmidt	2006	24,543,154	249,488
Gary M. DeStefano	2005	21,159,569	3,633,073
Katherine Keene	2005	24,408,603	348,039

The following directors continue with terms of office that expire after the annual meeting: Scott Chambers (2006), Raymond P. Davis (2006), Lynn K. Herbert (2006), James D. Coleman (2005), and Allyn C. Ford (2005).

Item 5. Other Information

On May 14, 2004, Gary M. DeStefano resigned from the board of directors.

Item 6. Exhibits and Reports on Form 8-K

(a) The exhibits filed as part of this Report and exhibits incorporated herein by reference to other documents are listed in the Exhibit Index to this Report.

(b) Reports on Form 8-K:

The Company filed the following reports on Form 8-K during the period covered by this Report:

1.	Report filed April 14, 2004. The information attached as Exhibit 99 was not filed, but was furnished under Item 9, Regulation FD disclosure. The report included a press release announcing the company's expansion efforts in the state of Washington.
2.	Report filed April 15, 2004. The information attached as Exhibits 99.1 and 99.2 were furnished under Item 12, Results of Operations and Financial Condition. The report included a press release announcing the company's operating results for the first quarter of 2004 and statistical supplement.
3.	Report filed May 5, 2004. The information attached as Exhibit 99 was not filed, but was furnished under Item 9, Regulation FD disclosure. The report included slides for a presentation made at D.A. Davidson & Co.'s Sixth Annual Financial Services Conference
in Seattle, Washington.
4.	Report filed May 6, 2004. The information attached as Exhibit 99.1 was not filed, but was furnished under Item 9, Regulation FD disclosure. The report included a press release announcing the anticipated special shareholder meeting and closing dates relating to the merger of the company with Humboldt Bancorp.
5.	Report filed May 21, 2004. The information attached as Exhibit 99 was not filed, but was furnished under Item 9, Regulation FD disclosure. The report included a press release announcing the closure of the company's Tangent store.
6.	Report filed May 24, 2004. The information attached as Exhibit 99 was not filed, but was furnished under Item 9, Regulation FD disclosure. The report included slides for a presentation made at investor conferences.
7.	Report filed June 8, 2004. The information attached as Exhibit 99 was not filed, but was furnished under Item 9, Regulation FD disclosure. The report included a press release announcing a cash dividend to shareholders for the second quarter of 2004 and scheduled the quarterly investor conference call.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UMPQUA HOLDINGS CORPORATION
(Registrant)

Dated August 6, 2004	/s/ Raymond P. Davis______________________
Raymond P. Davis
President and
Chief Executive Officer
Dated August 6, 2004	/s/ Daniel A. Sullivan______________________
Daniel A. Sullivan
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit

2	(a) Agreement and Plan of Reorganization dated March 13, 2004, by and among Umpqua Holdings
Corporation, Umpqua Bank, Humboldt Bancorp and Humboldt Bank.
3.1	(b) Articles of Incorporation, as amended
3.2	(c) Bylaws, as amended
4.0	(d) Specimen Stock Certificate
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-
Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-
Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Risk Factors

(a)	Incorporated by reference to Appendix A of the Proxy Statement/ Prospectus included in the Registration Statement on Form S-4 filed April 19, 2004.
(b)	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed September 9, 2002.
(c)	Incorporated by reference to Exhibit 3.2 to the Form 10-Q filed May 10, 2004.
(d)	Incorporated by reference to the Registration Statement on Form S-8 (No. 333-77259) filed with the SEC on April 28, 1999.

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

Date: August 6, 2004

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

Date: August 6, 2004

/s/ Daniel A. Sullivan
Daniel A. Sullivan
Executive Vice President
Chief Financial Officer
Principal Accounting Officer

Exhibit 32

CERTIFICATION

OF

CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

This certification is given by the undersigned Chief Executive Officer and Chief Financial Officer of Umpqua Holdings Corporation (the "registrant") pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Each of the undersigned hereby certifies, with respect to the registrant's quarterly report on Form 10-Q for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), that:

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

August 6, 2004

EXHIBIT 99.1

RISK FACTORS

     The following summarizes certain risks which management believes are specific to the Company's business. These should not be viewed as including all risks to the Company.

Merger with Humboldt Bancorp

     On July 9, 2004, Humboldt Bancorp was merged with and into Umpqua and on July 10, 2004, Humboldt Bank was merged with and into Umpqua Bank. The merger is expected to generate after-tax cost savings and expense reductions of approximately 23% of Humboldt's non-interest expense when fully phased-in. The expense reductions are intended to be achieved by eliminating duplicative technology, operations, outside services, redundant staff, facility consolidations and purchasing efficiencies. The combined company may fail to realize some or all or the anticipated cost savings and other benefits of the transaction.

Umpqua is pursuing an aggressive growth strategy which may place heavy demands on its management resources.

     Umpqua is a dynamic organization that is one of the fastest-growing community financial services organizations in the United States. We merged with VRB Bancorp in December 2000, increasing our assets from approximately $435 million to $785 million; acquired Linn-Benton Bank and merged with Independent Financial Network, Inc. in December 2001, to add approximately $550 million in assets; and merged with Centennial in November 2002 to add approximately $800 million in assets. In July 2004, we merged with Humboldt Bancorp and we continue to explore other merger and acquisition opportunities. We expect that a substantial amount of management's attention and effort will be directed at deriving the benefits and efficiencies expected from past and future mergers. We have announced our intent to open new stores in Oregon, Washington and California, and to continue our growth strategy. If we pursue our strategy too aggressively, or if factors beyond management's control divert attention away from our integration plans, management may become over-taxed and we might be unable to realize some or all of the anticipated benefits. Moreover, the combined Company is dependent on the efforts of key personnel to achieve the synergies associated with our acquisitions. The loss of one or more of our key persons could have a material adverse effect upon our ability to achieve the anticipated benefits.

The remodeling of our branches may not be completed smoothly or within budget, which could result in reduced earnings.

     Umpqua Bank has transformed itself from a traditional community bank into a community-oriented financial services retailer through a series of mergers and acquisitions in the past few years. In pursuing this strategy, we have remodeled many of the bank branches to resemble retail stores that include distinct physical areas or boutiques such as a "serious about service center," an "investment opportunity center" and "a computer cafe'." Remodeling involves significant expenses, disrupts banking activities during the remodeling period, and presents a new look and feel to the banking services and products being offered. There is a risk that remodeling costs will exceed forecasted budgets and that there may be delays in completing the remodels, which could cause confusion and disruption in the business of those branches.

Involvement in non-bank businesses may involve new risks.

     We have a licensed retail broker-dealer subsidiary, Strand, Atkinson, Williams & York, Inc. Retail brokerage operations present special risks not generally borne by community banks. For example, the brokerage industry is subject to fluctuations in the stock market that may have a significant adverse impact on transaction fees, customer activity and investment portfolio gains and losses. Likewise, additional or modified regulations may affect our banking, investment banking and brokerage operations. A decline in fees and commissions or losses suffered in the investment portfolio could adversely affect the subsidiary's contribution to the income of the holding company, and might increase the subsidiary's capital needs. Strand Atkinson is subject to claim arbitration risk arising from customers who claim their investments were not suitable or that their portfolios were too actively traded. Their risks increase when the market, as a whole, declines. The risks associated with retail brokerage may not be supported by the income generated by those operations. As we continue to grow, we may acquire other financial services companies whose successful integration is not assured and may present additional management challenges and new risks to us.

The majority of Umpqua Bank's assets are loans, which if not paid would result in losses to the company.

     Umpqua Bank, like other lenders, is subject to credit risk, which is the risk of losing principal and/or interest due to borrowers' failure to repay loans in accordance with their terms. Although we have established underwriting and documentation criteria and most loans are secured by collateral, a downturn in the economy or the real estate market in our market areas or a rapid increase in interest rates could have a negative effect on collateral values and borrowers' ability to repay. To the extent scheduled loan payments are not made, the loans are placed on non-accrual, thereby reducing interest income. To the extent loan charge-offs exceed expectations, additional amounts must be added to the allowance for credit losses, which reduces income.

     Although management believes that our allowance for credit losses at June 30, 2004 is adequate, no assurance can be given that an additional provision for credit losses will not be required. See Management's Discussion and Analysis of Financial Condition and Results of Operations - "Provision for Credit Losses" and "Allowance for Credit Losses."

A rapid change in interest rates could make it difficult to maintain our current net interest margin and could result in reduced earnings.

     Our earnings are largely derived from net interest income, which is interest income and fees earned on loans and investments, less interest paid on deposits and other borrowings. Interest rates are highly sensitive to many factors that are beyond the control of our management, including general economic conditions and the policies of various governmental and regulatory authorities. As interest rates change, net interest income is affected. With fixed rate assets (such as fixed rate loans) and liabilities (such as certificates of deposit), the effect on net interest income depends on the maturity of the asset or liability. Although we strive to minimize interest rate risk through asset/liability management policies, from time to time maturities are not balanced. For example, the drop in short term interest rates during 2002 and 2003 made it difficult to reduce interest expense as rapidly as interest income fell on loans contractually tied to prime rate. More recently, in mid-2003, the rapid increase in long term home mortgage rates caused a reduction in refinance activity and the sale of some previously "locked" loans at a loss. Any rapid increase in interest rates in the future could result in interest expense increasing faster than interest income because of fixed rate loans and longer-term investments. Further, substantially higher interest rates generally reduce loan demand and may result in lower loan totals. An unanticipated rapid decrease or increase in interest rates could have an adverse effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore on the level of net interest income.

The volatility of our mortgage banking business can adversely affect earnings.

     Changes in interest rates greatly affect the mortgage banking business. One of the principal risks in this area is prepayment of mortgages and their effect on mortgage servicing rights (MSR). We can mitigate this risk by purchasing financial instruments, such as fixed rate investment securities and interest rate contracts, which tend to increase in value when long-term interest rates decline. The success of this strategy, however, depends on management's judgments regarding the amount, type and mix of MSR risk management instruments that we believe are appropriate to manage the changes in the fair value of our MSR asset. If these decisions and strategies are not successful, our net income could be adversely affected.

Umpqua's banking and brokerage operations are subject to extensive government regulations, which has increased and can be expected to become more burdensome, increase our costs and/or make us less competitive.

     We and our subsidiaries are subject to extensive regulation under federal and state laws. These laws and regulations are intended primarily to protect customers, depositors and the deposit insurance fund, rather than shareholders. Umpqua Bank is a state chartered commercial bank subject to regulations and supervision by the Administrator of the Division of Finance and Corporate Securities of the State of Oregon, the Washington Department of Financial Institutions, the California Department of Financial Institutions and by the Federal Deposit Insurance Corporation, which insures bank deposits. Strand, Atkinson, Williams & York, Inc. is subject to extensive regulation by the SEC and the National Association of Securities Dealers, Inc. We are subject to regulation and supervision by the Board of Governors of the Federal Reserve System, the SEC and the Nasdaq. Federal and state regulations place banks at a competitive disadvantage compared to less regulated competitors such as finance companies, credit unions, mortgage banking companies and leasing companies. Although we have been able to compete effectively in our market area in the past, there can be no assurance that we will be able to continue to do so. Further, future changes in federal and state banking regulations could adversely affect our operating results and ability to continue to compete effectively.

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