Form 10-Q
period 2004-09-30
UMPQUA HOLDINGS CORP
filed 2004-11-09
CIK 1077771

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended: September 30, 2004

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to .

Commission File Number: 000-25597

Umpqua Holdings Corporation

(Exact Name of Registrant as Specified in Its Charter)

OREGON	93-1261319
(State or Other Jurisdiction	(I.R.S. Employer Identification Number)
of Incorporation or Organization)

200 SW Market Street, Suite 1900
Portland, Oregon 97201
(Address of Principal Executive Offices)(Zip Code)

(503) 546-2491
(Registrant’s Telephone Number, Including Area Code)

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

Common stock, no par value: 44,037,096 shares outstanding as of October 29, 2004:

FORM 10-Q CROSS-REFERENCE INDEX

PAGE
PART I FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Income	4
Condensed Consolidated Statements of Comprehensive Income	5
Condensed Consolidated Statements of Cash Flows	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-35
Item 3. Quantitative and Qualitative Disclosures about Market Risk	35
Item 4. Controls and Procedures	35
PART II OTHER INFORMATION
Item 1. Legal Proceedings	35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3. Defaults Upon Senior Securities	36
Item 4. Submission of Matters to a Vote of Security Holders	36
Item 5. Other Information	37
Item 6. Exhibits and Reports on Form 8-K	37
SIGNATURES	38
EXHIBIT INDEX	39
CERTIFICATIONS
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32
Exhibit 99.1

UMPQUA HOLDINGS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
Dollars in thousands	2004	2003
ASSETS
Cash and due from banks	$119,603	$103,565
Temporary investments	125,954	30,441

Total Cash and Cash Equivalents	245,557	134,006
Trading account assets	1,539	1,265
Investment securities available for sale, at fair value	738,538	501,904
Investment securities held to maturity, at amortized cost	12,340	14,612
Mortgage loans held for sale	29,632	37,798
Loans	3,323,137	2,003,587
Less: Allowance for loan losses	(43,374)	(25,352)

Loans, net	3,279,763	1,978,235
Federal Home Loan Bank stock, at cost	14,840	7,168
Property and equipment, net	94,928	63,328
Goodwill and other intangible assets, net	409,516	159,585
Mortgage servicing rights, net	11,140	10,608
Other assets	108,668	55,306

Total Assets	$4,946,461	$2,963,815

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$935,206	$589,901
Interest bearing	2,984,065	1,788,291

Total Deposits	3,919,271	2,378,192
Securities sold under agreements to repurchase	47,752	43,531
Federal funds purchased	—	40,000
Term debt	88,521	55,000
Junior subordinated debentures	166,280	97,941
Other liabilities	52,660	30,182

Total Liabilities	4,274,484	2,644,846

Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common stock, no par value, 100,000,000 shares authorized; issued and outstanding: 43,979,674 in 2004 and 28,411,816 in 2003	556,995	230,773
Retained earnings	114,494	89,058
Accumulated other comprehensive income (loss)	488	(862)

Total Shareholders’ Equity	671,977	318,969

Total Liabilities and Shareholders’ Equity	$4,946,461	$2,963,815

See accompanying notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
Dollars in thousands, except per share data	2004	2003	2004	2003
Interest Income
Interest and fees on loans	$50,718	$32,615	$115,373	$94,960
Interest on taxable securities	7,433	2,726	17,438	8,088
Interest on non-taxable securities	749	479	1,558	2,002
Interest on temporary investments	194	82	247	420
Interest on trading account assets	14	24	45	54

Total interest income	59,108	35,926	134,661	105,524

Interest Expense
Interest on deposits	8,927	5,454	20,601	18,202
Interest on federal funds purchased and repurchase agreements	207	99	529	313
Interest on junior subordinated debentures	1,979	936	4,222	2,787
Interest on term debt	731	349	1,440	754

Total interest expense	11,844	6,838	26,792	22,056

Net Interest Income	47,264	29,088	107,869	83,468
Provision for credit losses	1,479	1,050	3,654	3,475

Net interest income after provision for credit losses	45,785	28,038	104,215	79,993
Noninterest Income
Service charges	5,323	3,256	11,723	9,368
Brokerage fees and commissions	2,787	2,635	8,692	6,944
Mortgage banking revenue, net	1,836	3,159	5,884	10,273
Gain on sale of securities	13	10	19	2,153
Other noninterest income	1,863	457	3,372	2,601

Total noninterest income	11,822	9,517	29,690	31,339

Noninterest Expense
Salaries and employee benefits	19,744	13,438	47,162	39,507
Premises and equipment	5,746	3,535	14,014	11,064
Other noninterest expense	10,037	6,332	22,534	19,186
Merger-related expenses	2,176	394	2,941	2,082

Total noninterest expense	37,703	23,699	86,651	71,839

Income before income taxes	19,904	13,856	47,254	39,493
Provision for income taxes	6,536	4,841	16,357	13,965

Net Income	$13,368	$9,015	$30,897	$25,528

Earnings Per Share
Basic	$0.32	$0.32	$0.94	$0.90
Diluted	$0.31	$0.31	$0.92	$0.89

See accompanying notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
Dollars in thousands	2004	2003	2004	2003
Net income	$13,368	$9,015	$30,897	$25,528

Unrealized gains (losses) arising during the period on investment securities available for sale	15,229	(2,282)	2,307	(2,950)
Income tax expense (benefit) related to unrealized gains (losses) on investment securities, available for sale	6,244	(896)	946	(1,161)
Reclassification adjustment for gains realized in net income, net of tax (expense of $5 and $4 for the 3 months ended and $8 and $846 for the 9 months ended)	(8)	(6)	(11)	(1,307)

Net unrealized gains (losses) on investment securities available for sale	8,977	(1,392)	1,350	(3,096)

Comprehensive Income	$22,345	$7,623	$32,247	$22,432

See accompanying notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
Dollars in thousands	2004	2003
Net cash provided by (used in) operating activities	$50,512	$34,402
Investing Activities
Purchases of investment securities available for sale	(133,723)	(275,034)
Sales and maturities of investment securities available for sale	117,637	195,542
Maturities of investment securities held to maturity	2,291	1,806
Net decrease (increase) in FHLB stock	(3,037)	107
Purchase of bank-owned life insurance	—	(14,300)
Net loan originations	(261,860)	(159,759)
Purchases of premises and equipment	(7,211)	(10,528)
Proceeds from disposal of premises and equipment	—	999
Acquisition, net of cash acquired	54,180	—

Net cash used in investing activities	(231,723)	(261,167)
Financing Activities
Net increase in deposits	349,406	160,395
Net decrease (increase) in federal funds purchased and securities sold under agreement to repurchase	(35,779)	27,321
Net (decrease) increase in other borrowed funds	(14,191)	47,971
Payment of cash dividends on common stock	(3,969)	(3,398)
Repurchase of common stock	(6,062)	(409)
Proceeds from issuance of stock for exercised options	3,357	5,090

Net cash provided by financing activities	292,762	236,970

Net change in cash and cash equivalents	111,551	10,205
Cash and cash equivalents at beginning of period	134,006	120,542

Cash and cash equivalents at end of period	$245,557	$130,747

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$24,120	$22,313
Income taxes	8,947	10,180

See accompanying notes to the consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

The accounting and financial reporting policies of Umpqua Holdings Corporation (referred to in this report as “we”, “our” or “Umpqua Holdings”) conform with accounting principles generally accepted in the United States of America. All material inter-company balances and transactions have been eliminated. The consolidated financial statements have not been audited. A more detailed description of our accounting policies is included in the 2003 Annual Report filed on Form 10-K. There have been no significant changes to these policies.

In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments are normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period.

Note 2 – Mergers

On July 9, 2004, we acquired all of the outstanding common stock of Humboldt Bancorp (“Humboldt”) of Roseville, California, the parent company of Humboldt Bank, in an acquisition accounted for under the purchase method of accounting. The results of Humboldt’s operations have been included in the consolidated financial statements since that date. This merger was consistent with our community banking expansion strategy and provides the opportunity to enter growth markets in Northern California with an established franchise with 27 stores.

The aggregate purchase price was $329 million, consisting of common stock valued at $310 million, stock options valued at $17 million and direct merger costs of $2 million. The value of the 15.5 million common shares issued was determined based on the $19.98 average closing market price for our common stock for the two days before and after announcement of the merger agreement on March 15, 2004. Outstanding Humboldt stock options were converted (using the same 1:1 exchange ratio applied to the share conversion) into approximately 1.1 million Umpqua Holdings stock options, at a weighted average fair value of $15.58 per option.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Fair Value of Humboldt Assets Acquired and Liabilities Assumed

(In thousands)

July 9, 2004
Assets Acquired
Cash and due from banks	$46,170
Temporary investments	8,010

Total cash and cash equivalents	54,180
Investment securities available for sale	219,430
Loans	1,059,295
Less: allowance for loan losses	(17,257)

Net loans	1,042,038
Federal Home Loan Bank stock, at cost	4,357
Property and equipment, net	28,252
Goodwill	238,205
Core deposit intangible asset	11,646
Other assets	63,731

Total assets	$1,661,839

Liabilities Assumed
Deposits
Noninterest-bearing	$471,571
Interest-bearing	720,488

Total deposits	1,192,059
Term debt	47,142
Junior subordinated debentures held by trusts that issued guaranteed capital debt securities	68,561
Other liabilities	27,211

Total liabilities	$1,334,973

The core deposit intangible asset shown in the table above represents the value ascribed to the long-term deposit relationships acquired. This intangible asset is being amortized on a double declining balance basis over a term of ten years. Amortization of the Humboldt core deposit intangible asset for the third quarter of 2004 totaled $582,000. Goodwill represents the excess of the total purchase price paid for Humboldt over the fair values of the assets acquired, net of liabilities assumed. Goodwill is not amortized, but is evaluated for possible impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. No impairment losses were recognized in connection with core deposit intangible or goodwill assets during the three and nine-month month periods ended September 30, 2004 and 2003.

The table below presents the forecasted amortization expense for 2005 through 2009 for core deposit intangible assets acquired in all mergers:

Expected Core Deposit Intangible Amortization

dollars in thousands

Expected
Year	Amortization
2005	$2,408
2006	$1,999
2007	$1,672
2008	$1,407
2009	$1,194

Following is pro forma presentation of the results for the combined companies for the three and nine-month periods ended September 30, 2003 as if the merger had occurred on January 1, 2003. Since Humboldt completed its merger with California Independent Bancorp (“CIB”) on January 6, 2004, the pro forma results for that transaction are presented separately in the tables.

Pro Forma Financial Information
(In thousands, except per share data)

	Three Months Ended September 30, 2003
				Pro Forma		Pro Forma
	Umpqua	Humboldt	CIB	Adjustments		Combined
Net interest income after provision for loan losses	$28,038	$11,749	$3,567	$324	(a)(b)	$43,678
Non-interest income	9,517	2,290	919	—		12,726
Non-interest expense	23,699	10,005	3,331	214	(a)	37,249

Income from continuing operations	13,856	4,034	1,155	110		19,155
Income taxes	4,841	1,090	385	(46	) (c)	6,270

Net income from continuing operations	$9,015	$2,944	$770	$156		$12,885

Earnings from continuing operations per share:
Basic	$0.32					$0.30
Diluted	$0.31					$0.29
Average shares outstanding:
Basic	28,344			15,044		43,388
Diluted	28,703			15,548		44,251

	Nine Months Ended September 30, 2003
				Pro Forma		Pro Forma
	Umpqua	Humboldt	CIB	Adjustments		Combined
Net interest income after provision for loan losses	$79,993	$34,472	$11,144	$973	(a)(b)	$126,582
Non-interest income	31,339	6,805	2,335			40,479
Non-interest expense	71,839	30,105	9,343	642	(a)	111,929

Income from continuing operations	39,493	11,172	4,136	331		55,132
Income taxes	13,965	3,018	1,442	(139	) (c)	18,286

Net income from continuing operations	$25,528	$8,154	$2,694	$470		$36,846

Earnings from continuing operations per share:
Basic	$0.90					$0.85
Diluted	$0.89					$0.83
Average shares outstanding:
Basic	28,262			15,119		43,381
Diluted	28,622			15,628		44,250

(a)	Amortization and accretion of purchase accounting adjustments.

(b)	Reflects cost of subordinated debentures issued to fund cash portion of consideration.

(c)	Income tax effect of pro forma adjustments.

Note 3 – Per Share Information

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number shares of common stock outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Included in the denominator is the dilutive effect of stock options and unvested (“restricted”) stock, computed under the treasury stock method. The following table provides a reconciliation of the basic and diluted earnings per share computations for the three and nine-month periods ended September 30, 2004 and 2003.

Earnings Per Share
(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Basic earnings per share:
Weighted average shares outstanding	42,149	28,344	33,011	28,262
Net income	$13,368	$9,015	30,897	$25,528
Basic earnings per share	$0.32	$0.32	0.94	$0.90
Diluted earnings per share:
Weighted average shares outstanding	42,149	28,344	33,011	28,262
Net effect of the assumed exercise of stock options based on the treasury stock method using average market price for the period	741	359	505	360

Total weighted average shares and common stock equivalents outstanding	42,890	28,703	33,516	28,622

Net income	$13,368	$9,015	$30,897	$25,528
Diluted earnings per share	$0.31	$0.31	$0.92	$0.89

Note 4 – Segment Information

For purposes of measuring and reporting the financial results, the Company is divided into three business segments: Community Banking, Mortgage Banking and Retail Brokerage Services. The Community Banking segment consists of operations conducted by Umpqua Bank (“the Bank”), which is our largest subsidiary. The Bank provides a full array of credit and deposit products to meet the banking needs of its market area and targeted customers. The Mortgage Banking segment, which operates as a division of the Bank, originates, sells and services residential mortgage loans. The Retail Brokerage Services segment consists of the operations of our brokerage subsidiary, Strand, Atkinson Williams and York (“Strand Atkinson”). The following table presents summary income statements and reconciliation to the consolidated totals for the three and nine-month periods ended September 30, 2004 and 2003.

Segment Information
(in thousands, except per share data)

	Three Months Ended September 30, 2004
		Retail
	Community	Brokerage	Mortgage
	Banking	Services	Banking	Consolidated
Interest income	$57,316	$14	$1,778	$59,108
Interest expense	10,986	—	858	11,844

Net interest income	46,330	14	920	47,264
Provision for loan losses	1,450	—	29	1,479
Non-interest income	7,067	2,813	1,942	11,822
Non-interest expense	30,522	2,834	2,171	35,527
Merger-related expense	2,176	—	—	2,176

Income (loss) before income taxes	19,249	(7)	662	19,904
Income tax expense (benefit)	6,312	(5)	229	6,536

Net income (loss)	$12,937	$(2)	$433	$13,368

Net income per diluted share	$0.30	$—	$0.01	$0.31

	Three Months Ended September 30, 2003
		Retail
	Community	Brokerage	Mortgage
	Banking	Services	Banking	Consolidated
Interest income	$33,486	$24	$2,416	$35,926
Interest expense	5,860	—	978	6,838

Net interest income	27,626	24	1,438	29,088
Provision for loan losses	1,026	—	24	1,050
Non-interest income	3,620	2,682	3,215	9,517
Non-interest expense	17,967	2,426	2,912	23,305
Merger-related expense	366	28	—	394

Income before income taxes	11,887	252	1,717	13,856
Income tax expense	4,146	93	602	4,841

Net income	$7,741	$159	$1,115	$9,015

Net income per diluted share	$0.27	$—	$0.04	$0.31

	Nine Months Ended September 30, 2004
		Retail
	Community	Brokerage	Mortgage
	Banking	Services	Banking	Consolidated
Interest income	$131,095	$45	$3,521	$134,661
Interest expense	25,030	—	1762	26,792

Net interest income	106,065	45	1,759	107,869
Provision for loan losses	3,593	—	61	3,654
Non-interest income	14,798	8,868	6,024	29,690
Non-interest expense	69,760	8,265	5,685	83,710
Merger-related expense	2,941	—	—	2,941

Income before income taxes	44,569	648	2,037	47,254
Income tax expense	15,402	228	727	16,357

Net income	$29,167	$420	$1,310	$30,897

Net income per diluted share	$0.87	$0.01	$0.04	$0.92

	Nine Months Ended September 30, 2003
		Retail
	Community	Brokerage	Mortgage
	Banking	Services	Banking	Consolidated
Interest income	$98,302	$54	$7,168	$105,524
Interest expense	19,005	—	3051	22,056

Net interest income	79,297	54	4,117	83,468
Provision for loan losses	3,297	—	178	3,475
Non-interest income	13,806	7,080	10,453	31,339
Non-interest expense	53,960	6,825	8,972	69,757
Merger-related expense	1,966	116	—	2,082

Income before income taxes	33,880	193	5,420	39,493
Income tax expense	11,967	64	1,934	13,965

Net income	$21,913	$129	$3,486	$25,528

Net income per diluted share	$0.77	$—	$0.12	$0.89

The only material change to total assets by segment was for the Community Banking segment, which increased by approximately $1.7 billion as a result of the Humboldt merger. Total Community Banking segment assets were approximately $4.8 billion at September 30, 2004, as compared to $2.9 billion at December 31, 2003.

Note 5 – Stock-Based Compensation

At September 30, 2004, we had a total of 2.2 million stock options issued under various plans (some assumed in connection with mergers) that were accounted for under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost related to stock options issued by Umpqua Holdings is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table presents the effect on net income and earnings per share as if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to outstanding unvested stock options for each period presented.

Stock-Based Compensation
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income, as reported	$13,368	$9,015	$30,897	$25,528
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(368)	(188)	(835)	(446)

Pro forma net income	$13,000	$8,827	$30,062	$25,082

Earnings per share:
Basic — as reported	$0.32	$0.32	$0.94	$0.90
Basic — pro forma	$0.31	$0.31	$0.91	$0.89
Diluted — as reported	$0.31	$0.31	$0.92	$0.89
Diluted — pro forma	$0.30	$0.31	$0.90	$0.88

In connection with the Humboldt merger, we assumed approximately 1.1 million stock options that were granted under various plans. Substantially all of these options were vested prior to the merger date. The fair value of the assumed options was included as a component of the acquisition cost and, accordingly, there is no pro forma impact for converted Humboldt options reflected in the table above.

Note 6 – Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46R”), Consolidation of Variable Interest Entities (revised December 2003). In December 2003, the FASB made revisions and delayed implementation of certain provisions of FIN 46R. FIN 46R provides guidance on how to identify the primary beneficiary of a variable interest entity and determine when the variable interest entity should be consolidated by the primary beneficiary. The recognition and measurement provisions of FIN 46R, as revised, were adopted for our Trust Preferred subsidiaries for the quarter ended September 30, 2003, and for other variable interest entities for the quarter ended March 31, 2004. The adoption did not have a material impact on our financial condition or results of operations.

In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105 (“SAB 105”), Application of Accounting Principles to Loan Commitments. SAB 105 provides guidance on the accounting for loan commitments accounted for as derivative instruments. We adopted SAB 105 in March 2004. The adoption did not have a material impact on our financial condition or results of operations.

In March 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force regarding issue 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-01”). The consensus provided guidance for determining when an investment is other-than-temporarily-impaired. The guidance was effective for periods beginning after June 15, 2004. On September 30, 2004, the FASB deferred the implementation of the recognition criteria of EITF 03-01 until the fourth quarter of 2004 pending a review of the guidance in light of comments received. We will evaluate the potential impact this guidance may have on our financial condition and results of operations when it is released in final form.

Note 7 – Allowance for Loan Losses

As of September 30, 2004, we refined the model used for determining certain components of the allowance for loan losses. The model refinement was done principally in connection with the Humboldt acquisition, and did not have a material impact on the recorded allowance for loan losses. Additionally, as of September 30, 2004, we reclassified the reserve for unfunded lending commitments from the allowance for loan losses to other liabilities. The amount reclassified as of September 30, 2004 was approximately $1.2 million, or 3 basis points of total gross loans. The reclassifications had no effect on the provision for credit losses as reported.

Note 8 – Junior Subordinated Debentures

As of September 30, 2004, we had ten wholly-owned trusts (“Trusts”) that were formed to issue trust preferred securities and related common securities of the Trusts. Five Trusts, representing aggregate total obligations of approximately $58.9 million (fair value of approximately $69 million as of the merger date), were assumed in connection with the Humboldt merger. Following is information regarding the Trusts:

Junior Subordinated Debentures
(in thousands)

		Issued	Carrying		Effective
Trust Name	Issue Date	Amount	Value (1)	Rate (2)	Rate (3)	Maturity Date	Call Date
Umpqua Holdings Statutory Trust I	September 2002	$25,774	$25,774	Floating (4)	5.80%	September 2032	September 2007
Umpqua Statutory Trust II	October 2002	20,619	20,619	Floating (5)	5.03%	October 2032	October 2007
Umpqua Statutory Trust III	October 2002	30,928	30,928	Floating (6)	5.17%	November 2032	November 2007
Umpqua Statutory Trust IV	December 2003	10,310	10,310	Floating (7)	4.45%	January 2034	January 2009
Umpqua Statutory Trust V	December 2003	10,310	10,310	Floating (7)	4.41%	March 2034	March 2009
HB Capital Trust I	March 2000	5,310	6,734	10.875%	7.73%	March 2030	March 2010
Humboldt Bancorp Statutory Trust I	February 2001	5,155	6,178	10.200%	7.91%	February 2031	February 2011
Humboldt Bancorp Statutory Trust II	December 2002	10,310	11,766	Floating (8)	4.03%	December 2031	December 2006
Humboldt Bancorp Staututory Trust III	September 2003	27,836	32,124	6.75% (9)	4.89%	September 2033	September 2008
CIB Capital Trust	November 2002	10,310	11,537	Floating (6)	4.23%	November 2032	November 2007

	Total	$156,862	$166,280

(1)	Reflects purchase accounting adjustments, net of accumulated amortization, for junior subordiated debentures assumed in connection with the Humboldt merger.

(2)	Contractual interest rate of junior subordinated debentures.

(3)	Effective interest rate as of the third quarter of 2004, including impact of purchase accounting amortization.

(4)	Rate based on LIBOR plus 3.50%, adjusted quarterly.

(5)	Rate based on LIBOR plus 3.35%, adjusted quarterly.

(6)	Rate based on LIBOR plus 3.45%, adjusted quarterly.

(7)	Rate based on LIBOR plus 2.85%, adjusted quarterly.

(8)	Rate based on LIBOR plus 3.60%, adjusted quarterly.

(9)	Rate fixed for 5 years for issuance, then adjusted quarterly thereafter based on LIBOR plus 2.95%.

As a result of the adoption of FIN 46R, the Trusts have been deconsolidated. The $166.3 million of junior subordinated debentures issued to the Trusts as of September 30, 2004 ($97.9 million as of December 31, 2003) are reflected as junior subordinated debentures in the consolidated balance sheets. The common stock issued by the Trusts is recorded in other assets in the consolidated balance sheets, and totaled $4.7 million and $2.9 million, respectively, at September 30, 2004 and December 31, 2003.

All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of September 30, 2004, under guidance issued by the Board of Governors of the Federal Reserve System (Federal Reserve Board). In May 2004, the Federal Reserve Board proposed a rule that would continue to allow the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. Under the proposal, after a three-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Based on the proposed rule, we expect to include all currently issued trust preferred securities in Tier 1 capital. However, the provisions of the final rule could significantly differ from those proposed and there can be no assurance that the Federal Reserve Board will not further limit the amount of trust preferred securities permitted to be included in Tier 1 capital for regulatory capital purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report includes forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that expressly or implicitly predict future results, performance or events are forward-looking statements. The words “anticipate,” “believe,” “expect”, “estimate,” and “intend” and words or phrases of similar meaning, are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause or contribute to those differences include, but are not limited to, the following: general economic conditions, either nationally or regionally that could result in increased loan losses, interest rate fluctuations, pricing pressure and other competitive factors, potential delays or problems with integrating acquisitions, the ability to attract new deposits and loans, changes in legal or regulatory requirements, competition in the retail brokerage industry, general stock market conditions, changes in technology and other factors described in this and other reports filed with the SEC including exhibit 99.1 attached hereto. Readers are encouraged to review the notes that accompany this report and are cautioned not to place undue reliance on forward-looking statements. We do not intend to update these forward-looking statements. All written and oral forward-looking statements attributable to the Umpqua Holdings and/or persons acting on its behalf are expressly qualified by this disclosure.

Summary of Critical Accounting Policies

The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. Our significant accounting policies are described in Note 1 in the Notes to the Consolidated Financial Statements for the year ended December 31, 2003 as filed on Form 10-K (the “Notes to the 2003 Consolidated Financial Statements”). Not all of these critical accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management believes that the following policies and those disclosed in the Notes to the 2003 Consolidated Financial Statements could be considered critical within the SEC definition.

Allowance for Loan Losses and Reserve for Unfunded Commitments

The allowance for loan losses (“ALL”) is established to absorb known and inherent losses attributable to loans and leases outstanding. The reserve for unfunded commitments (“RUC”) is established to absorb inherent losses associated with our commitment the lend funds, such as with a letter or line of credit. The adequacy of the ALL and RUC are monitored on a regular basis and are based on management’s evaluation of numerous factors. These factors include the quality of the current loan portfolio; the trend in the loan portfolio’s risk ratings; current economic conditions; loan concentrations; loan growth rates; past-due and non-performing trends; evaluation of specific loss estimates for all significant problem loans; historical charge-off and recovery experience; and other pertinent information. Approximately 73 percent of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan losses.

Mortgage Servicing Rights

Retained mortgage servicing rights are measured by allocating the carrying value of the loans between the assets sold and the interest retained, based on their relative fair values at the date of the sale. The subsequent measurements are determined using a discounted cash flow model. Mortgage servicing rights assets are amortized over the expected life of the loan and are evaluated periodically for impairment. The expected life of the loan can vary from management’s estimates due to prepayments by borrowers, especially when rates fall. Prepayments in excess of management’s estimates would negatively impact the recorded value of the mortgage servicing rights. The value of the mortgage servicing rights is also dependent upon the discount rate used in the model. Management reviews this rate on an ongoing basis based on current market rates. A significant increase in the discount rate would reduce the value of mortgage servicing rights.

Goodwill and Intangible Assets

At September 30, 2004, we had approximately $410 million in goodwill and other intangible assets as a result of business combinations. We adopted Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. In accordance with the standard, goodwill and other intangibles with indefinite lives are no longer being amortized but instead are periodically tested for impairment. Management performs an impairment analysis for the intangible assets with indefinite lives on a quarterly basis and determined that there was no impairment as of September 30, 2004.

Financial Overview

Net income was $13.4 million, or $0.31 per diluted share, for the quarter ended September 30, 2004, as compared with $9.0 million, or $0.31 per diluted share, for the same period in 2003. For the nine month period ended September 30, 2004, net income was $30.9 million, or $0.92 per diluted share, as compared with $25.6 million, or $0.89 per diluted share, for the same period in 2003.

We incur expenses related to mergers. Accordingly, we believe that our operating results are best measured on a comparative basis excluding the impact of merger-related expenses, net of tax. Operating Income is defined as net income before merger related expenses, net of tax, and operating income per diluted share is calculated by dividing operating earnings by the same diluted share total used in determining diluted earnings per share (see Note 3 of the Notes to the Condensed Consolidated Financial Statements).

The following table presents a reconciliation of net operating income and net operating income per share to net income and net income per share for the three and nine-month periods ended September 30, 2004 and 2003:

Table 1 — Reconciliation of Operating Income to Net Income
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$13,368	$9,015	$30,897	$25,528
Merger-related expenses, net of tax	1,411	252	1,888	1,332

Operating income	$14,779	$9,267	$32,785	$26,860

Per diluted share:
Net income	$0.31	$0.31	$0.92	$0.89
Merger-related expenses, net of tax	0.03	0.01	0.06	0.05

Operating income	$0.34	$0.32	$0.98	$0.94

The return on average assets and return on average shareholders’ equity were 1.13% and 8.5%, respectively, for the third quarter of 2004 compared with 1.30% and 11.7%, respectively, in 2003. For the nine months ended September 30, 2004, the return on average assets and average shareholders’ equity were 1.15% and 9.7%, respectively, compared with 1.28% and 11.4%, respectively, for the same period in 2003.

Our return on equity is negatively impacted as the result of capital required to support goodwill under bank regulatory guidelines. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger-related intangible assets, we believe it is important to consider the impact of intangible assets. The return on average tangible shareholders’ equity (which is computed by dividing net operating income, as shown above, plus amortization of identifiable intangible assets, net of taxes, by average total shareholders’ equity less average goodwill and average identifiable intangible assets) for the three and nine-month periods ended September 30, 2004 were 24.1% and 22.8%, respectively.

At September 30, 2004 total loans were $3.3 billion, total deposits were $3.9 billion and total shareholders’ equity was $672 million. The increases since year-end 2003 are attributable to the Humboldt acquisition and continued organic growth.

Results of Operations

Net Interest Income

Net interest income is the largest source of our operating income. Net interest income was $47.3 million for the three-month period ended September 30, 2004, an increase of $18.2 million, or 62% over the comparable period in 2003. This increase is attributable to growth in outstanding average interest earning assets and interest-bearing liabilities over the comparable prior year period, primarily due to the Humboldt merger, which was completed on July 9, 2004. The fair value of earning assets acquired on that date totaled $1,287 million, and interest-bearing liabilities totaled $836 million.

For the three-month period ended September 30, 2004, the net interest margin (net interest income as a percentage of average interest earning assets) on a fully tax-equivalent basis was 4.72%, a decrease of 10 basis points as compared to the same period in 2003. This decrease is principally attributable to lower loan yields resulting from continued historically low short-term market interest rates, offset by a higher margin on the earning asset base acquired in the Humboldt merger. The third quarter 2004 margin expanded by 15 basis points over second quarter principally due to the Humboldt merger. This is attributed both to the higher historical margin of Humboldt and also to accretion resulting from purchase accounting adjustments.

The following table presents the condensed average balance sheet information, together with interest income and yields on average interest bearing assets and interest expense and rates paid on average interest-bearing liabilities for the three-month periods ended September 30, 2004 and 2003:

Table 2 — Average Rates and Balances (Quarterly)
(in thousands)

	QUARTER ENDED SEPTEMBER 30, 2004			QUARTER ENDED SEPTEMBER 30, 2003
	AVERAGE	INTEREST INCOME	AVERAGE YIELDS	AVERAGE	INTEREST INCOME	AVERAGE YIELDS
	BALANCE	OR EXPENSE	OR RATES	BALANCE	OR EXPENSE	OR RATES
INTEREST-EARNING ASSETS:
Loans and loans held for sale (1)	$3,188,278	$50,718	6.33%	$1,973,693	$32,615	6.56%
Taxable securities	711,140	7,433	4.16%	364,620	2,726	2.97%
Non-taxable securities (2)	66,069	1,124	6.77%	43,331	713	6.53%
Temporary investments	50,117	194	1.54%	30,984	119	1.52%

Total interest earning assets	4,015,604	59,469	5.89%	2,412,628	36,173	5.95%
Allowance for credit losses	(43,522)			(25,550)
Goodwill and intangible assets	384,833			160,494
Other assets	336,810			212,018

Total assets	$4,693,725			$2,759,590

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	$1,847,886	$4,063	0.87%	$1,075,212	$2,079	0.77%
Time deposits	913,495	4,864	2.12%	583,358	3,375	2.30%
Repurchase agreements and federal funds	59,918	207	1.37%	59,286	154	1.03%
Junior subordinated debentures	159,740	1,979	4.93%	77,321	936	4.80%
Term debt	162,900	731	1.79%	48,712	294	2.39%

Total interest-bearing liabilities	3,143,939	11,844	1.50%	1,843,889	6,838	1.47%

Non-interest-bearing deposits	875,741			583,422
Other liabilities	45,378			26,528

Total liabilities	4,065,058			2,453,839
Shareholders’ equity	628,667			305,751

Total liabilities and shareholders’ equity	$4,693,725			$2,759,590

NET INTEREST INCOME (1) (2)		$47,625			$29,335

NET INTEREST SPREAD			4.39%			4.48%
Impact of non-interest-bearing sources and other changes in balance sheet composition			0.33%			0.34%

NET INTEREREST MARGIN			4.72%			4.82%

(1)	Non-accrual loans are included in average balance.

(2)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% effective rate.

The following table sets forth a summary of the changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three-month period ended September 30, 2004 as compared to the same period in 2003. Changes in interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances:

Table 3 — Rate/Volume Analysis (Quarterly)
(in thousands)

	QUARTER ENDED SEPTEMBER 30
	2004 COMPARED TO 2003
	INCREASE (DECREASE)
	DUE TO CHANGE IN
	VOLUME	RATE	NET CHANGE
INTEREST-EARNING ASSETS:
Loans	$19,364	$(1,261)	$18,103
Taxable securities	3,318	1,389	4,707
Non-taxable securities (1)	386	25	411
Temporary investments	74	1	75

Total (1)	23,142	154	23,296
INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	1,666	318	1,984
Time deposits	1,777	(288)	1,489
Repurchase agreements and federal funds	2	51	53
Junior subordinated debentures	1,021	22	1,043
Term debt	529	(92)	437

Total (1)	4,995	12	5,006

Net increase in net interest income	$18,147	$142	$18,290

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% effective rate.

Net interest income was $107.9 million for the nine-month period ended September 30, 2004, an increase of $24.4 million, or 29% over the comparable period in 2003. This increase is attributable to growth in outstanding average interest earning assets and interest-bearing liabilities over the comparable prior year period, primarily due to the Humboldt merger and continued organic loan growth.

For the nine-month period ended September 30, 2004, the net interest margin on a fully tax-equivalent basis was 4.65%, a decrease of 24 basis points as compared to the same period in 2003. This decrease is principally attributable to lower loan yields resulting from continued historically low short-term market interest rates, partially offset by a higher margin on the earning asset base acquired in the Humboldt merger. The higher margin due to the Humboldt merger is attributed both to the higher historical margin of Humboldt and also to accretion resulting from purchase accounting adjustments.

The following table presents the condensed average balance sheet information, together with interest income and yields on average interest bearing assets and interest expense and rates paid on average interest-bearing liabilities for the nine-month periods ended September 30, 2004 and 2003:

Table 4 — Average Rates and Balances (Year-to-Date)
(in thousands)

	NINE MONTHS ENDED SEPTEMBER 30, 2004			NINE MONTHS ENDED SEPTEMBER 30, 2003
	AVERAGE BALANCE	INTEREST INCOME OR EXPENSE	AVERAGE YIELDS OR RATES	AVERAGE BALANCE	INTEREST INCOME OR EXPENSE	AVERAGE YIELDS OR RATES
INTEREST-EARNING ASSETS:
Loans and loans held for sale (1)	$2,469,635	$115,373	6.24%	$1,891,490	$94,960	6.71%
Taxable securities	579,281	17,483	4.03%	311,486	8,169	3.51%
Non-taxable securities (2)	46,031	2,337	6.78%	60,560	2,971	6.56%
Temporary investments	24,476	82	0.45%	48,160	420	1.17%

Total interest earning assets	3,119,423	135,275	5.79%	2,311,696	106,520	6.16%
Allowance for credit losses	(32,282)			(25,550)
Goodwill and intangible assets	235,213			160,639
Other assets	262,402			212,158

Total assets	$3,584,756			$2,658,943

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	$1,440,697	$9,133	0.85%	$1,036,099	$6,919	0.89%
Time deposits	707,083	11,468	2.17%	608,628	11,283	2.48%
Repurchase agreements and federal funds	67,243	529	1.05%	40,353	371	1.23%
Junior subordinated debentures	118,691	4,222	4.75%	75,782	2,787	4.92%
Term debt	105,632	1,440	1.82%	31,877	696	2.92%

Total interest-bearing liabilities	2,439,346	26,792	1.47%	1,792,739	22,056	1.64%

Non-interest-bearing deposits	685,502			529,970
Other liabilities	32,530			36,243

Total liabilities	3,157,378			2,358,952
Shareholders’ equity	427,378			299,991

Total liabilities and shareholders’ equity	$3,584,756			$2,658,943

NET INTEREST INCOME (1) (2)		$108,483			$84,464

NET INTEREST SPREAD			4.33%			4.52%
Impact of non-interest-bearing sources and other changes in balance sheet composition			0.32%			0.37%

NET INTEREREST MARGIN			4.65%			4.89%

(1)	Non-accrual loans are included in average balance.

(2)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% effective rate.

The following table sets forth a summary of the changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the nine-month period ended September 30, 2004 as compared to the same period in 2003. Changes in interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances:

Table 5 — Rate/Volume Analysis (Year-to-Date)
(in thousands)

	NINE MONTHS ENDED SEPTEMBER 30
	2004 COMPARED TO 2003
	INCREASE (DECREASE)
	DUE TO CHANGE IN
	VOLUME	RATE	NET CHANGE
INTEREST-EARNING ASSETS:
Loans	$27,382	$(6,969)	$20,413
Taxable securities	7,924	1,390	9,314
Non-taxable securities (1)	(735)	101	(634)
Temporary investments	(150)	(188)	(338)

Total (1)	34,421	(5,666)	28,755
INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	2,581	(367)	2,214
Time deposits	1,696	(1,511)	185
Repurchase agreements and federal funds	218	(60)	158
Junior subordinated debentures	1,529	(94)	1,435
Term debt	1,089	(345)	744

Total (1)	7,113	(2,376)	4,736

Net increase in net interest income	$27,308	$(3,290)	$24,019

(1) Tax exempt income has been adjusted to a tax equivalent basis at a 35% effective rate.

Additional information on our exposure to changes in market interest rates is included in the Asset/Liability Management section below.

Provision for Loan Losses

The provision for loan losses was $1.5 million, or 0.19% of average loans on an annualized basis, for the three months ended September 30, 2004, compared with $1.1 million, or 0.22% of average loans on an annualized basis, for the same period in 2003. For the nine-month period ended September 30, 2004, the provision for loan losses was $3.7 million, or 0.20% of loans on an annualized basis, compared with $3.5 million, or 0.25% of average loans on an annualized basis, for the same period in 2003. The decreases in the provision for loan losses as a percentage of average loans is principally attributable to the lower levels of net charge-offs.

Net charge-offs for the three months ended September 30, 2004 were $1.5 million, or 0.18% of average loans on an annualized basis, compared to $1.1 million, or 0.22% of average loans on an annualized basis, for the same period in 2003. For the nine-month period ended September 30, 2004, net charge-offs were $1.7 million, or 0.09% of average loans on an annualized basis, compared to $2.8 million, or 0.21% of loans on an annualized basis for the same period in 2003. The decreases for both the three and nine-month periods in 2004 are principally attributable to the identification of certain problem loans after completion of the Centennial acquisition during the fourth quarter of 2002 and subsequent recognition of related losses in 2003.

Effective September 30, 2004, a portion of the allowance for loan losses that has been allocated to cover potential losses associated with unfunded lending commitments (such as letters of credit) was reclassified from the allowance for loan losses to other liabilities. We refer to this as the “Reserve for Unfunded Commitments” (“RUC”). No adjustments were made to the provision for loan losses in connection with this reclassification. In future periods, the reserve for unfunded commitments will be increased or decreased (as the case may be) through charges or credits to other non-interest expense.

During the third quarter of 2004, in connection with the Humboldt acquisition, we refined our model for determining the allowance for loan losses. These refinements did not result in a material change in the amount of provision for loan losses recognized during the third quarter of 2004.

The ratio of allowance for loan losses to total loans and the allowance for credit losses (which includes the allowance for loan losses and the reserve for unfunded commitments) to total loans were 1.31% and 1.34%, respectively, as of September 30, 2004. The allowance for credit losses was 1.27% of total loans at December 31 and September 30, 2003.

The provision for loan losses and allowance for loan losses reflect management’s consideration of the various risks in the loan portfolio. Based on current portfolio and economic information, we expect net charge-offs will fall in the range of 15 to 25 basis points of average loans annually; however, quarterly results may be higher or lower than this range. Additional discussion of loan quality and the allowance for loan losses is provided in the Asset Quality discussion section of this Report.

Non-Interest Income

Non-interest income for the quarter ended September 30, 2004 was $11.8 million, an increase of $2.3 million, or 24%, over the same period in 2003. For the nine-month period ended September 30, 2004, non-interest income was $29.7 million, a decrease of $1.7 million, or 5%, from the same period in 2003. The following table presents the key components on non-interest income for the three and nine-month periods ended September 30, 2004 and 2003:

Table 6 — Non-Interest Income
(In thousands)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			Change	Change			Change	Change
	2004	2003	Amount	Percent	2004	2003	Amount	Percent
Deposit service charges	$5,323	$3,256	$2,067	63%	$11,723	$9,368	$2,355	25%
Brokerage fees	2,787	2,635	152	6%	8,692	6,944	1,748	25%
Mortgage banking revenue	1,836	3,159	(1,323)	(42%)	5,884	10,273	(4,389)	(43%)
Securities gains	13	10	3	30%	19	2,153	(2,134)	(99%)
Other	1,863	457	1,406	308%	3,372	2,601	771	30%

Total	$11,822	$9,517	$2,305	24%	$29,690	$31,339	$(1,649)	(5%)

Total deposit service charges for the three-month period ended September 30, 2004 were $5.3 million, an increase of $2.1 million, or 63%, over the same period in 2003. This increase is principally attributable to the Humboldt merger. The deposit service charge structures for Humboldt were conformed to the Umpqua Bank standards as of the merger date. As a result of these changes, total deposit service charges derived from the California region (formerly Humboldt) increased by approximately $500,000 over the second quarter results recorded by Humboldt. Growth in deposit service charges was a component of our expected synergies for the merger and was forecast to be approximately $2 million annually. Based on the results experienced during the first quarter of combined operations, we expect this synergy target will be realized.

Total brokerage fees for the three-month period ended September 30, 2004 were $2.8 million, an increase of $152,000, or 6%, over the same period in 2003. For the nine-month period ended September 30, 2004, brokerage fees were $8.7 million, an increase of $1.7 million, or 25%, over the same period in 2003. This increase is principally attributable to improved equity market conditions, additional brokerage staff and enhanced sales management.

The following table presents the key components of mortgage banking revenue for the three and nine-month periods ended September 30, 2004 and 2003:

Table 7 — Mortgage Banking Revenue
(In thousands)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			Change	Change			Change	Change
	2004	2003	Amount	Percent	2004	2003	Amount	Percent
Gains on sale	$1,959	$2,424	$(465)	(19%)	$5,135	$12,676	$(7,541)	(59%)
Servicing fee revenue, net	196	(904)	1,100	(122%)	(398)	(2,093)	1,695	(81%)
Valuation (impairment) / recovery	(319)	1,640	(1,959)	(119%)	1,147	(310)	1,457	(470%)

Total	$1,836	$3,160	$(1,324)	(42%)	$5,884	$10,273	$(4,389)	(43%)

The decreases in gains on sale for the three and nine-month periods in 2004 is principally attributable to decreased origination and sale volumes due to higher market interest rates in 2004. The Humboldt acquisition did not have a material impact on mortgage gains. Servicing fee revenue for the third quarter of 2004 increased by $1.1 million, or 122%, over the same period in 2003. This is principally attributable to lower amortization of mortgage servicing rights as a result of higher market interest rates and lower loan prepayment speeds. During the third quarter of 2004, a valuation reserve charge was incurred for $319,000, as compared to a reserve recovery of $1.6 million for the same period in 2003. For the nine-month period ended September 30, 2004, net servicing fee revenue increased by $1.7 million, or 81%, over the same period in 2003. This increase is principally attributable to lower mortgage servicing rights amortization. A valuation reserve recovery of $1.1 million was recorded during the nine-month period ended September 30, 2004. During the same nine-month period in 2003, which was principally a period of historically low rates and high levels of prepayment and refinance activity, a valuation impairment reserve of $310,000 was recorded. Please see the Mortgage Servicing Rights section of this Report for additional information on impairment.

During the third quarter of 2004, after completion of a strategic evaluation of mortgage operations, we terminated our wholesale production unit. Although this decision will result in lower origination volumes and related gains on sale in future periods, we expect that the overall level of profitability of the mortgage segment will be positively impacted as a result of decreased operating expenses.

No material securities gains were recorded during the three-month periods ended September 30, 2004 or 2003, or for the nine month period ended September 30, 2003. Total gains on the sale of securities for the nine-month period ended September 30, 2003 were $2.2 million. Substantially all of this gain was recorded in connection with $30 million in securities sales initiated during the second quarter of 2004. The sales were in connection with a comprehensive review of the securities portfolio in light of changes in market interest rates and in consideration of offsetting valuation reserve adjustments related to mortgage servicing rights.

Other non-interest income for the three-month period ended September 30, 2004 was $1.9 million, an increase of $1.4 million, or 308%, over the same period in 2003. This increase is principally attributable to the Humboldt merger, which contributed approximately $920,000 of other non-interest income for the quarter ended September 30, 2004. The main components of this were ATM fees of $214,000, SBA-related fees of $160,000 and earnings on company-owned life insurance policies of $230,000.

For the nine-month period ended September 30, 2004, total other non-interest income was $3.4 million, an increase of $771,000, or 30%, as compared to the same period in 2003. This increase is principally attributable to the additional revenues resulting from the Humboldt merger (described above), offset by a gain of approximately $400,000 that was recognized during the second quarter of 2003 in connection with the sale of our credit card portfolio to a third party.

Non-Interest Expense

Non-interest expense for the quarter ended September 30, 2004 was $37.7 million, an increase of $14.0 million, or 59%, over the same period in 2003. For the nine-month period ended September 30, 2004, non-interest expense was $86.7 million, an increase of $14.8 million, or 21%, from the same period in 2003. The following table presents the key elements of non-interest expense for the three and nine-month periods ended September 30, 2004 and 2003:

Table 8 — Non-Interest Expense
(In thousands)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			Change	Change			Change	Change
	2004	2003	Amount	Percent	2004	2003	Amount	Percent
Compensation and benefits	$19,744	$13,438	$6,306	47%	$47,162	$39,507	$7,655	19%
Occupancy and equipment	5,746	3,535	2,211	63%	14,014	11,064	2,950	27%
Communications	1,559	1,160	399	34%	4,099	3,531	568	16%
Marketing	1,758	1,106	652	59%	3,419	2,750	669	24%
Stationery and supplies	535	462	73	16%	1,387	1,674	(287)	(17%)
Professional fees and other services	2,824	1,595	1,229	77%	6,091	5,742	349	6%
Intangible amortization	669	96	573	597%	842	306	536	175%
Merger-related expenses	2,176	394	1,782	452%	2,941	2,082	859	41%
Other	2,692	1,913	779	41%	6,696	5,183	1,513	29%

Total	$37,703	$23,699	$14,004	59%	$86,651	$71,839	$14,812	21%

Compensation and benefits expense for the three and nine-month periods ended September 30, 2004 increased by $6.3 and $7.7 million, respectively, over the same periods in 2003. Approximately $5.5 million of the increase for both the three and nine-month periods is attributable to the inclusion of expenses for our California operations in the third quarter of 2004. The remaining increase is principally attributable to staff increases for new stores and operational support functions, annual merit increases, and increased variable compensation for loan officers and investment brokers.

Occupancy and equipment expense for the three and nine-month periods ended September 30, 2004 increased by $2.2 million and $3.0 million, respectively, over the same periods in 2003. Approximately $1.3 million of the increase for both the three and nine month periods is attributable to the inclusion of expenses for our California operations in the third quarter of 2004. The remaining increase is principally attributable to the opening of 3 new stores since October 1, 2003.

The increases in communications, marketing, stationery/supply and professional/service fee expenses for the three-month period ended September 30, 2004 are all principally attributable to the inclusion of expenses for our California operations in the third quarter of 2004. The year-to-date increases are principally attributable to the inclusion of expenses related to our California operations in the third quarter of 2004 and increased costs associated with growth in the number of stores and customer accounts.

Intangible amortization expense for the three-month and nine-month periods ended September 30, 2004 increased by $573,000 and $536,000, respectively, over the same periods in 2003. These increases are both attributable to core deposit intangible amortization related to the Humboldt merger. Note 2 of the Notes to the Condensed Consolidated Financial Statements includes information regarding expected core deposit amortization for the years 2005 through 2009.

We incur significant expenses related to mergers that cannot be capitalized. Generally, these expenses begin to be recognized while due diligence is being conducted and continue until such time as all systems have been converted and operational functions integrated. Merger-related expenses are included as a unique line item on the income statement and are excluded from the calculation of certain performance ratios since we believe that they not reflective of core operating results. Total merger-related expenses for the three-month periods ended September 30, 2004 and 2003 were $2.2 million and $394,000, respectively. For the nine-month period ended September 30, 2004, total merger related expense was $2.9 million, as compared to $2.1 million in 2003.

The following table presents the key components of merger-related expense for the three and nine-month periods ended September 30, 2004 and 2003. Substantially all of the merger-related expenses incurred in 2004 are in connection with the Humboldt merger and substantially all of the merger-related expenses incurred during 2003 were in connection with the Centennial merger.

Table 9 — Merger-Related Expense
(In thousands)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			Change	Change			Change	Change
	2004	2003	Amount	Percent	2004	2003	Amount	Percent
Professional fees	$280	$56	$224	400%	$528	$363	$165	45%
Compensation and relocation	333	—	333	nm	410	526	(116)	(22%)
Communications	66	—	66	nm	87	169	(82)	(49%)
Premises and equipment	761	262	499	190%	761	657	104	16%
Charitable contributions	135	—	135	nm	135	—	135	nm
Other	601	75	526	701%	1,020	367	653	178%

Total	$2,176	$393	$1,783	454%	$2,941	$2,082	$859	41%

nm-not meaningful

We expect to incur approximately $3.5 million of additional merger-related expenses for the Humboldt integration, substantially all of which will be recognized during the fourth quarter of 2004 and relates to the write-off of computer hardware and software that is being replaced. Accrued merger expenses at September 30, 2004 were $2.4 million and consisted primarily of accrued severance related benefits and certain contract termination costs.

We view the Bank’s efficiency ratio (total non-interest expense as a percentage of net interest income plus total non-interest income) as a key performance metric. The Bank’s efficiency ratio, excluding the impact of merger-related expenses, was 55.4% for the third quarter of 2004, as compared to 55.9% for the same period in 2003. On a year-to-date basis as of September 30, 2004, the efficiency ratio (excluding merger-related expenses) was 56.1%, unchanged from the same period in 2003. Although there was no significant improvement in these ratios for 2004, it is important to note that the overall level of efficiency was maintained during the first quarter of combined operations with Humboldt. Since Humboldt Bank historically operated with an efficiency ratio in the mid-60 percent range, we believe the efficiency results for the third quarter of 2004 are an indicator that our integration synergies are line with original estimates.

Income Taxes

Income tax expense for the three-month period ended September 30, 2004 was $6.5 million, compared with $4.8 million for the same period in 2003. The effective tax rate (income tax expense as a percentage of pre-tax income) for the third quarter of 2004 was 32.8%, as compared to 34.9% for the same period in 2003. For the nine-month period ended September 30, 2004, income tax expense totaled $16.4 million, as compared to $14.0 million for the same period in 2003. The effective rate for the nine-month period ended September 30, 2004 was 34.6%, as compared to 35.4% for the same period in 2003.

Financial Condition

Cash and Equivalents

Total cash and equivalents at September 30, 2004 were $246 million, an increase of $112 million over year-end 2003. Approximately $54 million of cash and equivalents were acquired in connection with the Humboldt merger. Substantially all of the remaining increase is attributable to large deposits received in late September 2004. Since these deposits are viewed as temporary, they will not be available for the investment in loans or investment securities.

Investment Securities

Total investment securities as of September 30, 2004 were $752 million, as compared to $517 million at December 31, 2004. This increase is principally attributable to the Humboldt merger, in which investment securities with a fair value of approximately $219 million were acquired. Excluding the acquired investment portfolio, a total of $134 million of securities were purchased during the nine-month period ended September 30, 2004 (none during the three-month period then ended).

The following table presents the investment securities portfolio by major type as of September 30, 2004 and 2003:

Table 10 — Investment Securities
(in thousands)

	Investment Securities Available for Sale
	September 30, 2004		December 31, 2003
	Fair Value	%	Fair Value	%
U.S. Treasury and agencies	$233,695	31%	$172,774	34%
Mortgage-backed	159,436	22%	108,820	22%
Collateralized mortgage obligations	237,264	32%	146,570	29%
Obligations of states and political subdivisions	59,098	8%	24,267	5%
Other	49,045	7%	49,473	10%

Total	$738,538	100%	$501,904	100%

	Investment Securities Held to Maturity
	September 30, 2004		December 31, 2003
	Amortized		Amortized
	Cost	%	Cost	%
U.S. Treasury and agencies	$—	0%	$—	0%
Mortgage-backed	—	0%	—	0%
Collateralized mortgage obligations	—	0%	—	0%
Obligations of states and political subdivisions	11,965	97%	14,237	97%
Other	375	3%	375	3%

Total	$12,340	100%	$14,612	100%

For the three and nine-month periods ended September 30, 2004 the investment securities portfolio had net unrealized gains of $15.2 million and $2.3 million, respectively. These gains are principally attributable to changes (decreases) in market interest rates from June 30, 2004 and December 31, 2003, respectively.

The average duration for the investment securities portfolio at September 30, 2004 was approximately 2.2 years. Information on average investment securities balances and average fully tax-equivalent yields is included in Tables 2 and 4 under the Net Interest Income section of this Report.

Loans

Total loans as of September 30, 2004 were $3.3 billion, as compared to $2.0 billion at December 31, 2003. This increase is attributable to the Humboldt merger (total loans acquired of $1.1 billion) and organic growth. Annualized organic loan growth for the three and nine-month month periods ended September 30, 2004 was 21% and 18%, respectively. Third quarter 2004 loan growth was strong in both the Oregon/Washington and California markets, which recorded growth of $74 million and $34 million, respectively. This growth is consistent with recent periods and is attributed to continued improvement of economic conditions in our markets resulting in strong loan demand, the quality of our loan origination staff and the fact that most loan decisions can be made locally.

The following table presents the major components of the loan portfolio at September 30, 2004, December 31, 2003 and September 30, 2003:

Table 11 — Loans by Type
(in thousands)

	September 30, 2004		December 31, 2003		September 30, 2003
	$	%	$	%	$	%
Construction and development	$427,671	13%	$238,218	12%	$243,952	13%
Commercial real estate	1,575,864	48%	918,199	45%	849,096	43%
Commercial & industrial	675,678	20%	495,645	25%	515,878	27%
Agriculture	81,378	2%	31,497	2%	24,813	1%
Multi-family	182,811	6%	120,956	6%	112,044	6%
Residential term	94,753	3%	93,330	5%	111,529	6%
Home equity	145,085	4%	44,730	2%	43,441	2%
Consumer and other	139,897	4%	61,012	3%	34,729	2%

Total	$3,323,137	100%	$2,003,587	100%	$1,935,482	100%

Information on average loan balances and average yields is included in Tables 2 and 4 under the Net Interest Income section of this Report.

Asset Quality

Non-performing assets, which include non-accrual loans, loans past-due 90 days or more and still accruing interest and other real estate owned, totaled $28.4 million at September 30, 2004, as compared to $14.0 million at December 31, 2003 and $15.8 million at September 30, 2003. Total non-performing loans at September 30, 2004 were $27.8 million, as compared to $11.4 million at December 31, 2003 and $13.4 million at September 30, 2003.

The increase in non-performing loans since December 31, 2003 is principally attributable to non-performing loans acquired in the Humboldt merger (approximately $4.9 million) and four real estate secured loans comprising a total aggregate outstanding relationship balance of approximately $10 million that were placed on non-accrual status during the third quarter of 2004.

Loans are classified as non-accrual when collection of principal or interest is doubtful—generally if they are past due as to maturity or payment of principal or interest by 90 days or more—unless such loans are well-secured and in the process of collection. Additionally, all loans that are “impaired” in accordance with SFAS No. 114, Accounting by Creditors for the Impairment of a Loan, are considered for non-accrual status. These loans will typically remain on non-accrual status until all principal and interest payments are brought current and the prospects for future payments in accordance with the loan agreement appear relatively certain. Foreclosed properties held as other real estate owned are recorded at the lower of the recorded investment in the loan or market value of the property less expected selling costs. Other real estate owned at September 30, 2004 totaled $641,000 and consisted of six properties, three of which were under contract for sale. No significant gains or losses are expected in connection with the disposition of these properties.

The following table presents information about non-performing assets, including asset quality ratios as of September 30, 2004, June 30, 2004, December 31, 2003 and September 30, 2003:

Table 12 — Non-Performing Assets
(in thousands)

	September 30,	June 30,	December 31,	September 30,
	2004	2004	2003	2003
Loans on non-accrual status	$27,299	$11,648	$10,498	$12,861
Loans past due 90 days or more and still accruing	497	704	927	533

Total non-performing loans	27,796	12,352	11,425	13,394
Other real estate owned	641	724	2,529	2,452

Total non-performing assets	$28,437	$13,076	$13,954	$15,846

Total non-performing loans as a percentage of total loans	0.84%	0.57%	0.57%	0.69%
Total non-performing assets as a percentage of total assets	0.58%	0.41%	0.47%	0.56%

The following table provides an analysis of the changes in the ALL for the three and nine-month periods ended September 30, 2004 and 2003:

Table 13 — Allowance for Loan Losses
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Balance beginning of period	$27,319	$25,316	$25,352	$24,731
Provision for loan losses	1,479	1,050	3,654	3,475
Loans charged-off	(2,124)	(2,045)	(2,986)	(4,486)
Charge-off recoveries	659	991	1,313	1,592

Net charge-offs	(1,465)	(1,054)	(1,673)	(2,894)
Reclassification (1)	(1,216)	—	(1,216)	—
Change incident to merger	17,257	—	17,257	—

Balance end of period	$43,374	$25,312	$43,374	$25,312

Reserve for unfunded commitments	$1,216	$—	$1,216	$—
Allowance for credit losses (2)	$44,590	$25,312	$44,590	$25,312
As a percentage of average loans (annualized):
Net charge-offs	0.18%	0.22%	0.09%	0.21%
Provision for loan losses	0.19%	0.22%	0.20%	0.25%
Allowance for loan losses as a percentage of:
Period end loans	1.31%	1.31%	1.31%	1.31%
Non-performing loans	156%	189%	156%	189%
Allowance for credit losses as a percentage of:
Period end loans	1.34%	1.31%	1.34%	1.31%
Non-performing loans	160%	189%	160%	189%

(1) See Note 7 of Notes to the Condensed Consolidated Financial Statements

(2) Allowance for loan losses plus reserve for unfunded commitments

As of September 30, 2004, approximately $1.2 million of the ALL associated with unfunded lending commitments was reclassified to other liabilities. We refer to this as the reserve for unfunded commitments (“RUC”). Prior to 2004, we did not attribute any portion of the ALL for unfunded commitments. Accordingly, there is no restatement of prior periods in Table 13 above.

The ALL and RUC are maintained at a levels considered by management to be adequate to absorb losses inherent in the loan portfolio. Management monitors and evaluates the adequacy of the ALL and RUC on a quarterly basis. The following tools are used to manage and evaluate the overall quality of the loan portfolio:

•	Internal risk grading system
•	Internal credit review process
•	Regulatory examination results
•	Monitoring of charge-off, past due and non-performing activity and collection efforts
•	Assessment of economic and business conditions in our market areas

On a quarterly basis, losses inherent in the portfolio are estimated by reviewing the following key elements of the loan portfolio:

•	Portfolio performance measures
•	Portfolio mix
•	Portfolio growth rates

•	Historical loss rates
•	Portfolio concentrations
•	Current economic conditions in our market areas

During the third quarter of 2004, in connection with the Humboldt merger, we refined the model for determining the adequacy of the ALL and RUC. These refinements included the bifurcation of the portfolio based on geography (Oregon/Washington and California) and the establishment of loss factors for each portfolio segment. In connection with the Humboldt merger, Humboldt’s ALL of approximately $17.3 million was transferred into our ALL at its carrying value without any adjustments. There were no material changes in the amount of provision for loan losses or the ALL as a result of the model refinement.

The total recorded investment in loans classified as “impaired” in accordance with SFAS No. 114 (Accounting by Creditors for Impairment of a Loan) was $35.3 million at September 30, 2004. Of this total, approximately $27.8 million, or 79%, were included in non-performing loans. Included in the allowance for loan losses at September 30, 2004 were specific valuation reserves for impaired loans totaling $3.0 million. Management closely monitors all impaired loans and the decision to continue interest accrual or to recognize interest on a cash basis for a loan classified as impaired requires the approval of the Allowance for Loan Losses Committee.

We believe that the ALL and RUC at September 30, 2004 are sufficient to absorb losses inherent in the loan portfolio. This assessment is based upon the best available information and does involve uncertainty and matters of judgment. Accordingly, the adequacy of the loan loss reserve cannot be determined with precision and could be susceptible to significant change in future periods.

Mortgage Servicing Rights

The following table presents the key elements of our mortgage servicing rights asset as of September 30, 2004 and December 31, 2003:

Table 14 — Mortgage Servicing Rights
(in thousands)

	September 30,	December 31,
	2004	2003
Principal balance of residential mortgage loans serviced for others	$1,093,460	$1,170,000
Mortgage servicing asset	$11,900	$12,515
Valuation reserve	(760)	(1,907)

Net mortgage servicing rights	$11,140	$10,608

As of September 30, 2004, we serviced residential mortgage loans for others with an aggregate outstanding principal balance of approximately $1.1 billion for which servicing assets have been recorded. In accordance with generally accepted accounting principles, the servicing asset recorded at the time of sale is amortized over the term of, and in proportion to, net servicing revenues.

Our servicing portfolio is segmented for purposes of determining impairment. To the extent the fair value for any segment is less than the carrying value, an impairment reserve is recorded. The following table presents information about the segmentation of our mortgage servicing rights portfolio as of September 30, 2004:

Table 15 — Mortgage Servicing Rights Valuation Analysis
(in thousands)

	Aggregate Principal	Servicing Asset				Net Carrying
	Balance	Net Book	Fair	Valuation	Net Carrying	Value/Agg.
Segment	Outstanding	Value	Value	Reserve	Value	Prin. Balance
ARM/Hybrid ARM	$204,298	$1,898	$1,268	$630	$1,268	0.62%
Fixed less than 5.50%	277,968	3,479	3,548	—	3,479	1.25%
Fixed 5.50% - 6.24%	347,388	3,976	4,209	—	3,976	1.14%
Fixed 6.25% - 6.99%	183,362	1,907	1,777	130	1,777	0.97%
Fixed 7% or greater	80,444	640	757	—	640	0.80%

Total portfolio	$1,093,460	$11,900	$11,559	$760	$11,140	1.02%

The value of servicing rights is impacted by market rates for mortgage loans. Historically low market rates, which have been experienced at times during the past two years, can cause prepayments to increase as a result of refinancing activity. To the extent prepayment speeds exceed those estimated at the time servicing assets are originally recorded, it is possible that certain mortgage servicing rights assets may become impaired to the extent that the fair value is less than carrying value (net of any previously recorded amortization or valuation reserves). Generally speaking, the fair value of our mortgage servicing rights will increase as market rates for mortgage loans rise and decrease if market rates fall.

Deposits

Total deposits as of September 30, 2004 were $3.9 billion, as compared to $2.4 billion at December 31, 2003. This increase is attributable to the Humboldt merger (total deposits assumed of $1.2 billion) and organic growth. Total deposits at September 30, 2004 included approximately $50 million of escrow-related deposits that are temporary in nature. Excluding the impact of these deposits, annualized deposit growth for the nine-months ended September 30, 2004 was approximately 17%. This growth is consistent with recent periods and is attributed to our unique delivery process, service quality focus, marketing and product design, and not as the result of paying rates in excess of market. Information on average deposit balances and average rates paid is included in Tables 2 and 4 under the Net Interest Income section of this Report.

The following table presents the deposit balances by major category as of September 30, 2004, December 31, 2003 and September 30, 2003:

Table 16 — Deposits
(in thousands)

	September 30, 2004		December 31, 2003		September 30, 2003
	$	%	$	%	$	%
Non-interest bearing	$935,206	24%	$589,901	25%	$599,939	27%
Interest bearing demand	1,502,899	38%	1,048,733	44%	937,606	40%
Savings and money market	531,466	14%	145,960	6%	147,849	7%
Time, less than $100,000	436,025	11%	304,670	13%	317,336	14%
Time, $100,000 or greater	513,675	13%	288,928	12%	260,481	12%

Total	$3,919,271	100%	$2,378,192	100%	$2,263,211	100%

As of September 30, 2004, we had $72 million of brokered time deposits. Of this total, $62 million are fixed-rate instruments that mature prior to June 30, 2006. One brokered issuance, in the amount of $10 million, matures in June 2010. This issuance is callable at our option. We expect that brokered certificates of deposit will be used from time to time in the future as an alternative source of funding.

Asset/Liability Management

Our financial performance is largely dependent upon our ability to manage market interest rate risk, which can be further defined as the exposure of net interest income to fluctuations in interest rates. Since net interest income is the largest component of revenue, management of interest rate risk is a priority. Our interest rate risk management program includes a coordinated approach to managing interest rate risk and is governed by policies and our Asset and Liability Management Committee (“ALCO”). The ALCO meets regularly to evaluate the impact of market interest rates on the assets, liabilities, net interest margin, capital and liquidity and to determine the appropriate strategic plans to address the impact of these factors.

Management monitors the sensitivity of net interest income to changes in market interest rates by utilizing a simulation model. This model measures net interest income sensitivity and volatility to interest rate changes based on assumptions which management believes are reasonable. Factors considered in the simulation model include actual maturities, estimated cash flows, re-pricing characteristics, and the relative sensitivity of assets and liabilities to changes in market interest rates. The simulation model considers other factors that can impact net interest income, including the mix of earning assets and liabilities, yield curve relationships, customer preferences and general market conditions. By utilizing the simulation model, management can project the impact of changes in interest rates on net interest income.

The estimated impact on our net interest income over a one-year time horizon as of September 30, 2004 is presented in the table below. The interest rate simulation assumes a parallel and sustained shift in market interest rates of 25 basis points per month until the rate shock limit is reached and no change in the composition or size of the balance sheet. For example, the “up 200 basis points” scenario is based on a theoretical increase in market rates of 25 basis points per month for 8 months and then held constant for four months.

Table 17 — Interest Rate Simulation

	Increase (Decrease) in Net Interest	Percentage
Scenario	Income from Flat Rate Scenario	Change
	(Dollars in thousands)
Up 200 basis points	$8,081	3.7%
Up 100 basis points	5,023	2.3%
Down 100 basis points	(5,895)	(2.7%)
Down 200 basis points	(10,669)	(4.9%)

We acquired four derivative financial instruments in connection with the Humboldt merger. Subsequent to completion of the merger on July 9, 2004, an evaluation of the derivatives was performed in light of the combined company’s interest rate risk exposure. As a result of this review, all four of the derivatives were terminated as of September 30, 2004.

The following table presents information regarding the interest rate swap contracts terminated during the third quarter of 2004:

Table 18 — Interest Rate Swap Contracts Terminated
(in thousands)

					Fair Value	Gain
Issue	Notional	Maturity	Hedge	Hedged	at	(Loss) on
Date	Amount	Date	Type	Instrument	Acquisition	Sale
January 2002	$25,000	January 2005	Cash Flow	Loans	$266	$(26)
July 2002	25,000	July 2005	Cash Flow	Loans	280	(17)
December 2002	10,000	June 2010	Fair Value	Callable CD	(100)	55
December 2001	10,000	December 2006	Cash Flow	Trust Preferred	(335)	(91)

Total interest rate swaps	$70,000				$111	$(79)

Capital Resources and Liquidity

Shareholders’ equity at September 30, 2004 was $672 million, an increase of $353 million, or 111% from year-end 2003. The following table presents a summary of the major changes in stockholders’ equity for the three-month and nine-month periods ended September 30, 2004:

Table 19 — Summary of Changes in Shareholders’ Equity

	Periods Ended September 30, 2004
	Three Months	Nine Months
Shareholders’ equity at beginning of period	$322,039	$318,969
Net income	13,368	30,897
Dividends declared	(2,639)	(5,472)
Shares issued in connection with various plans, and related tax benefits	3,566	5,629
Shares repurchased	—	(6,062)
Shares issued in connection with merger	326,666	326,666
Other comprehensive income	8,977	1,350

Shareholders’ equity at end of period	$671,977	$671,977

Our cash dividend per share was increased by 50%, to $0.06 per quarter, effective with the declaration in June 2004. This increase was approved by the Board of Directors in connection with its annual review of our capital plan and in consideration of the growth in net income per share. The following table presents cash dividends declared for the three and nine-month periods ended September 30, 2004 and 2003:

Table 20 — Cash Dividends

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Dividend per share	$0.06	$0.04	$0.16	$0.12
Payout ratio	19%	13%	17%	13%

Although we expect to pay cash dividends on a quarterly basis, there is no assurance that any future cash dividends will be paid. The payment of cash dividends is subject to Federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Umpqua Bank to Umpqua Holdings is subject to both Federal and State regulatory requirements.

Our board of directors has approved a stock repurchase plan for up to 1.5 million shares of common stock. As of September 30, 2004, a total of 1.1 million shares remain available for repurchase under this authorization, which expires on June 30, 2005. In addition, our stock option plans provide for option holders to pay for the exercise price in part or whole by tendering previously held shares. A table is included under Part II, Item 2 of this Report detailing the shares repurchased by month during 2004. Although no shares were repurchased in open market transactions during the third quarter, we do expect to repurchase additional shares in the future. The timing and amount of such repurchases will be dependent upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings and our capital plan.

The following table shows Umpqua Holdings’ consolidated capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a “well-capitalized” institution at September 30, 2004 and December 31, 2003:

Table 21 — Capital Ratios

	September 30,	December 31,
	2004	2003
Leverage ratio:	9.63%	9.40%
Regulatory minimum	4.00%	4.00%
Well-capitalized minimum	5.00%	5.00%
Tier I risk-based capital:	10.39%	10.67%
Regulatory minimum	4.00%	4.00%
Well-capitalized minimum	6.00%	6.00%
Total risk-based capital:	11.48%	11.73%
Regulatory minimum	8.00%	8.00%
Well-capitalized minimum	10.00%	10.00%

Liquidity measures the ability to meet current and future cash flow needs as they become due. Maintaining an adequate level of liquid funds, at the most economical cost, is an important component of our asset and liability management program. We have several sources of available funding to provide the required level of liquidity, including deposits and short- and long-term borrowings. Like most banking organizations, we rely primarily upon cash inflows from financing activities (deposit gathering, short-term borrowing and issuance of long-term debt) in order to fund our investing activities (loan origination and securities purchases). The investing activity cash inflows such as loan payments and securities sales and prepayments are also a significant component of liquidity. Following is a summary of our contractual obligations extending beyond one year from September 30, 2004:

Table 22 — Long-Term Contractual Obligations
(in thousands)

	Less than	1 thru 3	3 thru 5	More than
	1 year	years	years	5 years	Total
Term debt*	$85,000	$—	$1,000	$2,240	$88,240
Junior subordinated debentures*	—	—	—	156,862	156,862
Operating leases	4,942	8,975	7,131	13,884	34,932
Other long-term liabilities	708	1,821	1,817	7,602	11,948

Total contractual obligations	$90,650	$10,796	$9,948	$180,588	$291,982

*Excludes fair value adjustments due to purchase accounting.

At September 30, 2004, we had overnight investments of $124 million and available lines of credit of approximately $58 million with various financial institutions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     There have been no material changes in the quantitative and qualitative disclosures about market risk as of September 30, 2004 from those presented in our Annual Report on Form 10-K for the year ended December 31, 2003. Refer to the Asset/Liability Management section above for additional information on interest rate risk.

Item 4. Controls and Procedures

     Our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings. The disclosure controls and procedures were last evaluated by management as of September 30, 2004.

     There have been no significant changes in our internal controls or in other factors that are likely to materially affect our internal controls over financial reporting subsequent to the date of the evaluation.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

     Because of the nature of our business, we are involved in legal proceedings in the regular course of business. At this time, we do not believe that there is pending litigation the unfavorable outcome of which would result in a material adverse change to our financial condition, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     (e) Stock Repurchase Program

	Issuer Purchases of Equity Securities
			Total Number of	Maximum Number of
			Shares	Remaining
	Total number		Purchased as	Shares that
	of Shares	Average Price	Part of	May be
Period	Purchased(1)	Paid per Share	Publicly Announced Plan(1)	Purchased
April 2004	64,003	$19.00	69,003	1,397,697
May 2004	257,726	$18.75	257,726	1,139,971
June 2004	—	$—	—	1,139,971

	321,729	$18.80	321,729	1,139,971
July 2004	—	$—	—	1,139,971
August 2004	60,984	$22.98	—	1,139,971
September 2004	—	$—	—	1,139,971

	60,984	$22.98	60,984	1,139,971

     (1) Includes 60,984 shares tendered in consideration for the exercise price of stock options in August 2004. These shares are not considered as repurchased under the publicly announced plan described in Note 2 below.

     (2) On August 13, 2002, we announced that our board of directors authorized a plan to repurchase up to 1.0 million shares of common stock. This authorization was subsequently increased to 1.5 million shares. This plan expires on June 30, 2005.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Securities Holders

     Umpqua Holdings held a special meeting of shareholders on July 7, 2004 to consider approval of the Agreement and Plan of Reorganization providing for the merger of Humboldt Bancorp with and into Umpqua Holdings. On March 15, 2004, the record date, there were 28,517,584 shares of common stock outstanding. Holders of 22,273,506 shares (78%) were present at the meeting in person or by proxy. The vote on that resolution follows:

Votes
For	21,576,935
Against	627,795
Abstain	68,776
Broker non-votes	6,244,077

Item 5. Other Information

     On September 15, 2004, Robert M. Daugherty resigned as an executive officer and employee of Umpqua Holdings and Umpqua Bank.

Item 6. Exhibits and Reports on Form 8-K

(a)	The exhibits filed as part of this Report and exhibits incorporated herein by reference to other documents are listed in the Exhibit Index to this Report.

(b)	Reports on Form 8-K:

We filed the following reports on Form 8-K during the period covered by this Report:

1.	Report filed July 8, 2004. The information attached as Exhibit 99.1 was not filed, but was furnished under Item 9, Regulation FD disclosure. The report included a press release announcing the date of the Company’s quarterly earnings conference call.

2.	Report filed July 8, 2004. The information attached as Exhibit 99 was not filed, but was furnished under Item 9, Regulation FD disclosure. The report included a press release announcing the approval by the Company’s shareholders and Humboldt Bancorp’s shareholders of the proposed merger between the Company and Humboldt.

3.	Report filed July 12, 2004. The information attached as Exhibit 99.1 was filed under Item 2, Acquisition or Disposition of Assets. The report included a press release announcing the closing of the merger between the Company and Humboldt Bancorp.

4.	Report filed July 13, 2004. The information attached as Exhibit 99.1 was not filed, but was furnished under Item 9, Regulation FD disclosure. The report included a press release announcing the promotion of David Edson to the position of President, Umpqua Bank Oregon.

5.	Report filed July 15, 2004. The information attached as Exhibit 99.1 was filed under Item 12, Results of Operations and Financial Condition. The report included a press release and financial statements announcing the Company’s financial results for the second quarter of 2004.

6.	Report filed July 15, 2004. The information attached as Exhibit 99.1 was not filed, but was furnished under Item 9, Regulation FD disclosure. The report included a statistical supplement provided to shareholders and others who had requested additional financial and statistical information from the Company that was not included in the Company’s earnings release.

7.	Report filed July 16, 2004. The information provided was not filed, but was furnished under Item 9, Regulation FD disclosure. The information included disclosures made during the Company’s quarterly earnings conference call held July 15, 2004.

8.	Report filed July 28, 2004. The information attached as Exhibit 99 was not filed, but was furnished under Item 9, Regulation FD disclosure. The report included slides for a presentation made at investor conferences.

9.	Report filed September 21, 2004. The information attached as Exhibit 99 was filed under Item 8.01, Other Events. The report included a press release announcing a cash dividend to shareholders and the time and date of its quarterly investor conference call.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UMPQUA HOLDINGS CORPORATION
(Registrant)

Dated November 9, 2004	/s/ Raymond P. Davis
Raymond P. Davis
President and
Chief Executive Officer

Dated November 9, 2004	/s/ Daniel A. Sullivan
Daniel A. Sullivan
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
3.1	(a) Articles of Incorporation, as amended

3.2	(b) Bylaws, as amended

4.0	(c) Specimen Stock Certificate

10.1	Employment Agreement dated March 13, 2004, effective July 9, 2004 between the Company and Patrick J. Rusnak

10.2	Nonqualified Stock Option Agreement dated effective July 9, 2004 for Patrick J. Rusnak

10.3	Employment Agreement dated March 13, 2004, effective July 9, 2004 between the Company and Robert M. Daugherty

10.4	Deferred Compensation Plan Trust Agreement dated effective July 10, 2004 between the Company and Wells Fargo Bank for the benefit of Robert M. Daugherty and Patrick J. Rusnak

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Risk Factors

(a) Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed September 9, 2002.

(b) Incorporated by reference to Exhibit 3.2 to the Form 10-Q filed Mayl 10, 2004.

(c) Incorporated by reference to the Registration Statement on Form S-8 (No. 333-77259) filed with the SEC on April 28, 1999.