Form 10-K
period 2004-12-31
UMPQUA HOLDINGS CORP
filed 2005-03-31
CIK 1077771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10K
[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2004
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
ONE SW COLUMBIA STREET, SUITE 1200, PORTLAND, OREGON 97258
(Address of principal executive offices) (zip code)
(503) 546-2491
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:	Common Stock

(Title of Class)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ]      No [    ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ x ]      No [    ]
Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practical date:
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2004, based on the closing price on that date of $20.99 per share, was $561,085,537. The number of shares of the Registrant’s common stock (no par value) outstanding as of June 30, 2004 and February 28, 2005 were 28,219,677 and 44,390,084, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2005 Annual Meeting of Shareholders of Umpqua Holdings Corporation to be held on April 27, 2005 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

Umpqua Holdings Corporation
FORM 10-K CROSS-REFERENCE INDEX
 Part I

Item 1.	Business	Page 2
Item 2.	Properties	Page 15
Item 3.	Legal Proceedings	Page 15
Item 4.	Submission of Matters to a Vote of Security Holders	Page 15
 Part II
 Part III
 Part IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	Page 80
Signatures		Page 81
Exhibit Index		Page 83
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 13
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 31.3
EXHIBIT 32

Umpqua Holdings Corporation
PART I

ITEM 1.	BUSINESS
This Annual Report on Form 10-K contains certain forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that expressly or implicitly predict future results, performance or events are forward-looking. In addition, the words “expect,” believe,” “anticipate” and other similar expressions identify forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expected. Factors that could cause or contribute to such differences include, but are not limited to, the risk factors discussed below in “Risk Factors” and the following:

•	The ability to attract new deposits and loans

•	Competitive market pricing factors

•	Deterioration in economic conditions that could result in increased loan losses

•	Market interest rate volatility

•	Changes in legal or regulatory requirements

•	The ability to recruit and retain certain key management and staff

•	Risks associated with merger integration
Readers of this report should not place undue reliance on forward-looking statements contained herein, which speak only as of the date of this report. Umpqua Holdings Corporation undertakes no obligation to revise any forward-looking statements to reflect subsequent events or circumstances.
Introduction
Umpqua Holdings Corporation (referred to in this report as “we,” “our,” “Umpqua,” and “the Company”), an Oregon corporation, is a financial holding company formed in March 1999. At that time, we acquired 100% of the outstanding shares of South Umpqua Bank, an Oregon state-chartered bank formed in 1953. We became a financial holding company in March 2000 under the provisions of the Gramm-Leach-Bliley Act. Umpqua has two principal operating subsidiaries, Umpqua Bank (the “Bank”) and Strand, Atkinson, Williams and York, Inc. (“Strand”).
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, periodic reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may obtain these reports, and any amendments, from the SEC’s website at www.sec.gov. You may obtain copies of these reports, and any amendments, through our website at www.umpquaholdingscorp.com. These reports are available through our website as soon as reasonably practicable after they are filed electronically with the SEC. All of our SEC filings since November 14, 2002 were made available on our website within two days of filing with the SEC.
Risk Factors
The following summarizes certain risks that management believes are specific to our business. This should not be viewed as including all risks.
Merger with Humboldt Bancorp
On July 9, 2004, Humboldt Bancorp (“Humboldt”) merged with and into Umpqua and on July 10, 2004, Humboldt Bank merged with and into the Bank. The merger is expected to generate after-tax cost savings and expense reductions through the consolidation of facilities, increased purchasing efficiencies, and elimination of duplicative technology, operations, outside services and redundant staff. The combined company may fail to realize some or all of the anticipated cost savings and other benefits of the transaction. See Management’s Discussion and Analysis of Financial Condition and Results of Operations— “Non-interest Expense” in Item 7 of this report.

Umpqua Holdings Corporation
We are pursuing an aggressive growth strategy that may include mergers and acquisitions, which could place heavy demands on our management resources.
Umpqua is a dynamic organization that is among the fastest-growing community financial services organizations in the United States. Since 2000, we have completed the acquisition and integration of five other financial institutions. Although all of these acquisitions were integrated in a successful manner, there is no assurance that future acquisitions will be integrated in a manner as successful as those previously completed. We have announced our intent to open new stores in Oregon, Washington and California, and to continue our growth strategy. If we pursue our growth strategy too aggressively, or if factors beyond management’s control divert attention away from our integration plans, we might not be able to realize some or all of the anticipated benefits. Moreover, we are dependent on the efforts of key personnel to achieve the synergies associated with our acquisitions. The loss of one or more of our key persons could have a material adverse effect upon our ability to achieve the anticipated benefits.
The remodeling of our stores may not be completed smoothly or within budget, which could result in reduced earnings.
The Bank has, over the past several years, been transformed from a traditional community bank into a community-oriented financial services retailer. In pursuing this strategy, we have remodeled many bank branches to resemble retail stores that include distinct physical areas or boutiques such as a “serious about service center,” an “investment opportunity center” and a “computer café.” Remodeling involves significant expense, disrupts banking activities during the remodeling period, and presents a new look and feel to the banking services and products being offered. There are risks that remodeling costs will exceed forecasted budgets and that there may be delays in completing the remodels, which could cause confusion and disruption in the business of those stores.
Involvement in non-bank businesses involves unique risks.
Strand’s retail brokerage operations present special risks not borne by community banks. For example, the brokerage industry is subject to fluctuations in the stock market that may have a significant adverse impact on transaction fees, customer activity and investment portfolio gains and losses. Likewise, additional or modified regulations may adversely affect Strand’s operations. A significant decline in fees and commissions or trading losses suffered in the investment portfolio could adversely affect Strand’s income and potentially require the contribution of additional capital to support its operations. Strand is subject to claim arbitration risk arising from customers who claim their investments were not suitable or that their portfolios were too actively traded. These risks increase when the market, as a whole, declines. The risks associated with retail brokerage may not be supported by the income generated by those operations. See Management’s Discussion and Analysis of Financial Condition and Results of Operations— “Non-interest Income” in Item 7 of this report.
The majority of our assets are loans, which if not paid would result in losses to the Bank in excess of loss allowances.
The Bank, like other lenders, is subject to credit risk, which is the risk of losing principal or interest due to borrowers’ failure to repay loans in accordance with their terms. Although we have established underwriting and documentation criteria and most loans are secured by collateral, a downturn in the economy or the real estate market in our market areas or a rapid increase in interest rates could have a negative effect on collateral values and borrowers’ ability to repay. To the extent loans are not paid timely by borrowers, the loans are placed on non-accrual, thereby reducing interest income. To the extent loan charge-offs exceed expectations, additional amounts may be charged to the provision for loan losses, which reduces income.
Although management believes that the allowance for loan losses and reserve for unfunded commitments at December 31, 2004 are adequate, no assurance can be given that an additional provision for loan losses or unfunded commitments will not be required. See Management’s Discussion and Analysis of Financial Condition and Results of Operations— “Allowance for Loan Losses and Reserve for Unfunded Commitments,” “Provision for Loan Losses” and “Asset Quality and Non-Performing Assets” in Item 7 of this report.
A rapid change in interest rates could make it difficult to maintain our current interest income spread and could result in reduced earnings.
Our earnings are largely derived from net interest income, which is interest income and fees earned on loans and investments, less interest paid on deposits and other borrowings. Interest rates are highly sensitive to many factors that are beyond the control of our management, including general economic conditions and the policies of various governmental and regulatory authorities. As interest rates change, net interest income is affected. With fixed rate assets (such as fixed rate loans) and liabilities (such as certificates of deposit), the effect on net interest income depends on the maturity of the asset or liability. Although we strive to manage interest rate risk through asset/liability management policies, from time to time maturities are not balanced. Any rapid increase in interest rates in the future could result in interest expense increasing faster than interest income because of fixed rate loans and longer-term investments. Further, substantially higher interest rates generally reduce loan demand and may result in slower loan growth than previously experienced. An unanticipated rapid decrease or increase in interest rates could have an adverse effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore on the level of net interest income. See Quantitative and Qualitative Disclosures about Market Risk in Item 7A of this report.
The volatility of our mortgage banking business can adversely affect earnings.
Changes in interest rates greatly affect the mortgage banking business. One of the principal risks in this area is prepayment of mortgages and their effect on mortgage servicing rights (“MSR”). We can mitigate this risk by purchasing financial instruments, such as fixed rate investment securities and interest rate contracts, which tend to increase in value when long-term interest rates decline. The success of this strategy, however, depends on management’s judgments regarding the amount, type and mix of MSR risk management instruments that we believe are appropriate to manage the changes in the fair value of our MSR asset. If these decisions and strategies are not successful, our net income could be adversely affected. See Management’s Discussion and Analysis of Financial Condition and Results of Operations— “Mortgage Servicing Rights” in Item 7 of this report.
Our banking and brokerage operations are subject to extensive government regulations, that have increased and are expected to become more burdensome, increasing our costs and/ or making us less competitive.
We and our subsidiaries are subject to extensive regulation under federal and state laws. These laws and regulations are primarily intended to protect customers, depositors and the deposit insurance fund, rather than shareholders. The Bank is an Oregon state-chartered commercial bank whose primary regulator is the Oregon Division of Finance and Corporate Securities. The Bank is also subject to the supervision by and the regulations of the Washington Department of Financial Institutions, the California Department of Financial Institutions and the Federal Deposit Insurance Corporation (“FDIC”), which insures bank deposits. Strand is subject to extensive regulation by the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Umpqua is subject to regulation and supervision by the Board of Governors of the Federal Reserve System, the SEC and NASDAQ. Federal and state regulations may place banks at a competitive disadvantage compared to less regulated competitors such as finance companies, credit unions, mortgage banking companies and leasing companies. Although we have been able to compete effectively in our market area in the past, there can be no assurance that we will be able to continue to do so. Further, future changes in federal and state banking and brokerage regulations could adversely affect our operating results and ability to continue to compete effectively.
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
General Background
Through a succession of mergers with VRB Bancorp ($348 million of assets), Linn–Benton Bank ($119 million of assets) and Independent Financial Network, Inc. ($440 million of assets) in 2000 and 2001, we expanded the Company’s footprint in southern Oregon, the Oregon coast and north along the I-5 corridor in the Willamette Valley. During 2002, we completed the acquisition of Centennial Bancorp (“Centennial”), the parent company of Centennial Bank, which at the time of acquisition had total assets of approximately $840 million and 22 branches located principally in the Portland metropolitan and Willamette Valley areas of Oregon along the I-5 corridor. During the third quarter of 2004, we completed the acquisition of Humboldt

Umpqua Holdings Corporation
Bancorp, the parent company of Humboldt Bank, which at the time of acquisition had total assets of approximately $1.5 billion and 27 branches located throughout Northern California.
Our headquarters is located in Portland, Oregon, and we engage primarily in the business of commercial and retail banking and the delivery of retail brokerage services. The Bank provides a wide range of banking, mortgage banking and other financial services to corporate, institutional and individual customers. Along with our subsidiaries, we are subject to the regulations of state and federal agencies and undergo periodic examinations by these regulatory agencies. See “Supervision and Regulation” below for additional information.
We are considered one of the most innovative community banks in the United States, combining a retail product delivery approach with an emphasis on quality-assured personal service. Since 1995, we transformed the Bank from a traditional community bank into a community-oriented financial services retailer by implementing a variety of retail marketing strategies to increase revenue and differentiate ourselves from our competition.
Strand is a registered broker-dealer and investment advisor with offices in Portland, Salem, Eugene, Roseburg and Medford, Oregon, and Kalama, Washington, and offers a full range of investment products and services including:

•	Stocks

•	Fixed Income Securities (municipal, corporate, and government bonds, CDs, money market instruments)

•	Mutual Funds

•	Annuities

•	Options

•	Retirement Planning

•	Money Management Services

•	Life Insurance, Disability Insurance and Medical Supplement Policies
Business Strategy
Our principal objective is to become the leading community-oriented financial services retailer throughout the Pacific Northwest and Northern California. We plan to continue the expansion of our market from Seattle to Sacramento, primarily along the I-5 corridor. We intend to continue to grow our assets and increase profitability and shareholder value by differentiating ourselves from competitors through the following strategies:
Capitalize On Innovative Product Delivery System. Our philosophy has been to develop an environment for the customer that makes the banking experience enjoyable. With this approach in mind, we have developed a unique store concept that offers “one-stop” shopping and that includes distinct physical areas or boutiques, such as a “serious about service center,” an “investment opportunity center” and a “computer café,” which make the Bank’s products and services more tangible and accessible. We expect to continue remodeling existing stores in metropolitan locations to further our retail vision.
Deliver Superior Quality Service. We insist on quality service as an integral part of our culture, from the board of directors to our new sales associates, and believe we are among the first banks to introduce a measurable quality service program. Under our “return on quality” program introduced in 1995, each sales associate’s and store’s performance is evaluated monthly based on specific measurable factors such as the “sales effectiveness ratio” that totals the average number of banking products purchased by each new customer. The evaluations also encompass factors such as the number of new loan and deposit accounts generated in each store, reports by incognito “mystery shoppers” and customer surveys. Based on scores achieved, the “return on quality” program rewards both individual sales associates and store teams with financial incentives.
Through such programs, we believe we can measure the quality of service provided to our customers and maintain employee focus on quality customer service.
Establish Strong Brand Awareness. As a financial services retailer, we devote considerable resources to developing the “Umpqua Bank” brand. This campaign has included the redesign of the corporate logo to emphasize our geographical origin, and promotion of the brand in advertising and merchandise bearing the Bank’s logo, such as mugs, tee-shirts, hats, umbrellas and bags of custom roasted coffee beans. The store’s unique “look and feel” and innovative product displays help position us as an innovative, customer friendly retailer of financial products and services. We build consumer preference for our products and services through strong brand awareness. In January 2005, we announced that the Bank secured naming rights to the former Benj. Franklin Plaza office tower in Portland, Oregon, in connection with leasing additional office space to accommodate growth. The downtown building now displays prominent illuminated signage with the Bank’s name and logo.
Use Technology to Expand Customer Base. Although our strategy will continue to emphasize superior personal service, we continue to expand user-friendly, technology-based systems to attract customers that may prefer to interact with their financial institution electronically. We offer technology-based services including voice response banking, debit cards, automatic payroll deposit programs, “ibank@Umpqua” online banking, bill pay and cash management, advanced function ATMs and an internet web site. We believe the availability of both traditional bank services and electronic banking services enhances our ability to attract a broader range of customers.
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
Marketing and Sales
Our goal of increasing our share of financial services in our market areas is driven by a marketing plan comprising the following key components:
Media Advertising. Over the past five years, we have introduced several comprehensive media advertising campaigns. These campaigns augment our goal of strengthening the “Umpqua Bank” brand image and heightening public awareness of our innovative product delivery system. Campaign slogans such as “Why Not?,” “The Banking Revolution,” “Expect the Unexpected,” and “Different for a Reason” were designed to showcase our innovative style of banking and our commitment to providing quality customer service. Our marketing campaigns utilize various forms of media, including television, radio, print, billboards and direct mail flyers and letters.
Retail Store Concept. As a financial services provider, we believe that the store environment is critical to successfully market and sell products and services. Retailers traditionally have displayed merchandise within their stores in a manner designed to encourage customers to purchase their products. Purchases are made on the spur of the moment due to the products’ availability and attractiveness. Umpqua Bank believes this same concept can be applied to financial institutions and accordingly displays financial services and products through tactile merchandising within our stores. Unlike many financial institutions whose strategy is to discourage customers from visiting their facilities in favor of ATMs or other forms of electronic banking, we encourage customers to visit our stores, where they are greeted by well-trained sales associates and encouraged to browse and to make “impulse purchases.” The latest store design, referred to as the “Pearl,” includes features like wireless laptop computers customers can use, opening rooms with fresh fruit and refrigerated beverages and innovative products like the Community Interest Account that pays interest to non-profit organizations. The stores host a variety of after-hours events, from poetry readings to seminars on how to build an art collection.
To bring financial services to our customers in a cost-effective way, we have created “neighborhood stores.” We build these facilities near high volume traffic areas, close to neighborhood shopping centers. These stand-alone stores are, on average, approximately 1,100 to 3,000 square feet in size and include many of the features of the retail store described above. To strengthen brand recognition, all neighborhood stores are nearly identical in appearance.
Sales Culture. Although a successful marketing program will attract customers to visit our stores, a sales environment and a well-trained sales team are critical to selling our products and services. We believe that our sales culture has become well established throughout the organization due to the unique facility design and our ongoing training of sales associates on all aspects of sales and service. We train our sales associates in our in-house training facility known as “The World’s Greatest Bank University” and pay commissions for the sale of the Bank’s products and services. This sales culture has helped transform us from a traditional community bank to a nationally recognized marketing company focused on selling financial products and services.

Umpqua Holdings Corporation
Products and Services
We offer a full array of financial products to meet the banking needs of our market area and targeted customers. To ensure the ongoing viability of its product offerings, we regularly examine the desirability and profitability of existing and potential new products. To make it easy for new prospective customers to bank with us and access our products, we offer a “Switch Kit,” which allows a customer to open a primary checking account with Umpqua Bank in less than ten minutes. Other avenues through which customers can access our products include our web site, internet banking through the “ibank@Umpqua” program, and our 24-hour telephone voice response system.
Deposit Products. We offer a traditional array of deposit products, including non-interest-bearing checking accounts, interest-bearing checking and savings accounts, money market accounts and certificates of deposit. These accounts earn interest at rates established by management based on competitive market factors and management’s desire to increase certain types or maturities of deposit liabilities. We also offer a line of “Life Cycle Packages” to increase the number of relationships with customers and increase service fee income. These packages comprise several products bundled together to provide added value to the customer and increase the customer’s ties to us. We also offer a seniors program to customers over fifty years old, which includes an array of banking services and other amenities, such as purchase discounts, vacation trips and seminars.
Retail Brokerage Services. Strand provides a full range of brokerage services including equity and fixed income products, mutual funds, annuities, options, retirement planning and money management services. Additionally, Strand offers life insurance, disability insurance and medical supplement policies. At December 31, 2004, Strand had 54 Series 7-licensed representatives serving clients at 5 stand-alone retail brokerage offices and “Investment Opportunity Centers” located in 11 Bank stores.
Private Client Services. Our Private Client Services division provides integrated banking and investment products and services by coordinating the offerings of the Bank and Strand, focusing principally on serving high value customers. The “Prosperity” suite of products includes 24-hour access to a private client executive, courier service, preferred rates on deposit and loan products, brokerage accounts and portfolio management.
Commercial Loans. We offer specialized loans for business and commercial customers, including accounts receivable and inventory financing, equipment loans, real estate construction loans and permanent financing and SBA program financing. Additionally, we offer specially designed loan products for small businesses through our Small Business Lending Center. Commercial lending is the primary focus of our lending activities and a significant portion of our loan portfolio consists of commercial loans. We provide funding for income-producing real estate, though a substantial share of our commercial real estate loans are for owner-occupied projects of commercial loan customers and for borrowers we have financed for many years. For regulatory reporting purposes, some of our commercial loans are designated as real estate loans because the loans are secured by mortgages and trust deeds on real property, even though the loans may be made for purposes of financing commercial activities, such as providing working capital support and funding equipment purchases.
Real Estate Loans. Real estate loans are available for construction, purchase and refinancing of residential owner-occupied and rental properties. Borrowers can choose from a variety of fixed and adjustable rate options and terms. We sell most residential real estate loans that we originate into the secondary market. Real estate loans reflected in the loan portfolio are in large part loans made to commercial customers that are secured by real property.
Consumer Loans. We also provide loans to individual borrowers for a variety of purposes, including secured and unsecured personal loans, home equity and personal lines of credit and motor vehicle loans.
Market Area and Competition
The geographic markets we serve are highly competitive for deposits, loans and retail brokerage services. We compete with traditional banking and thrift institutions, as well as non-bank financial service providers, such as credit unions, brokerage firms and mortgage companies. In our primary market areas of Oregon and Northern California, major banks and large regional banks generally hold dominant market share positions. By virtue of their larger capital bases, these banks have significantly larger lending limits than we do and generally have more expansive branch networks. Competition also includes other commercial banks that are community-focused, some of which were recently formed as “de novo” institutions seeking to capitalize on any perceived marketplace void resulting from merger and acquisition consolidation. In some cases, the directors and key officers of de novo banks were previously associated with the Bank or banks previously acquired by Umpqua.
Our primary competitors also include non-bank financial services providers, such as credit unions, brokerage firms, insurance companies and mortgage companies. As the industry becomes increasingly dependent on and oriented toward technology-driven delivery systems, permitting transactions to be conducted by telephone, computer and the internet, such non-bank institutions are able to attract funds and provide lending and other financial services even without offices located in our primary service area. Some insurance companies and brokerage firms compete for deposits by offering rates that are higher than may be appropriate for the Bank in relation to its asset/liability objectives. However, we offer a wide array of deposit products and believe we can compete effectively through rate-driven product promotions. We also compete with full service investment firms for non-bank financial products and services offered by Strand.
Credit unions present a significant competitive challenge for our banking services and products. As credit unions currently enjoy an exemption from income tax, they are able to offer higher deposit rates and lower loan rates than we can on a comparable basis. Credit unions are also not currently subject to certain regulatory constraints, such as the Community Reinvestment Act, which, among other things, requires us to implement procedures to make and monitor loans throughout the communities we serve. Adhering to such regulatory requirements raises the costs associated with our lending activities, and reduces potential operating profits. Accordingly, we seek to compete by focusing on building customer relations, providing superior service and offering a wide variety of commercial banking products that do not compete directly with products and services typically offered by the credit unions, such as commercial real estate loans, inventory and accounts receivable financing, and SBA program loans for qualified businesses.
Many of our stores are located in markets that have experienced growth below statewide averages and the economy of Oregon is particularly sensitive to changes in the demand for forest and high technology products. Currently, Oregon suffers from one of the highest unemployment rates in the nation as a lingering result of the recent slowdown in those business segments. With the completion of the Humboldt acquisition, the Bank’s market was expanded to include most of Northern California exclusive of the Bay Area. Like Oregon, some California stores are located in communities with growth rates that lag behind the state average. During the past several years, the State of California has experienced some financial difficulties. Despite these fiscal problems, many of the Northern California communities served by the Bank, particularly those located in the Sacramento Valley region, have continued to experience solid economic growth and significant appreciation of real estate values. To the extent California’s fiscal condition does not improve, there could be an adverse effect on business conditions in the state that would negatively impact the prospects for the Bank’s operations located there.
The following table presents the market share percentage and rank for total deposits in each county where we have operations. The table also indicates the ranking by deposit size in each market. All information in the table was obtained from SNL Financial of Charlottesville, Virginia, which compiles deposit data published by the FDIC as of June 30 each year and

Umpqua Holdings Corporation
updates the information for any bank mergers completed subsequent to the reporting date. The number of stores shown is as of December 31, 2004.

Oregon

	Market	Market	Number
County	Share	Rank	of Stores

Benton	8.0%	6	1
Clackamas	1.6%	10	4
Coos	33.8%	1	5
Curry	15.9%	3	1
Deschutes	0.1%	13	1
Douglas	44.2%	1	9
Jackson	12.2%	3	8
Josephine	16.4%	2	5
Lane	19.7%	1	9
Lincoln	10.1%	6	2
Linn	13.9%	4	3
Marion	3.4%	7	3
Multnomah	1.6%	7	8
Washington	2.4%	9	4

California

	Market	Market	Number
County	Share	Rank	of Stores

Butte	2.3%	9	2
Colusa	24.8%	3	2
Glenn	20.2%	3	2
Humboldt	30.9%	1	7
Mendocino	2.8%	8	1
Napa	0.4%	16	1
Placer	3.2%	8	3
Shasta	2.1%	10	1
Sutter	15.4%	4	2
Tehama	22.3%	2	2
Trinity	21.9%	2	1
Yolo	1.5%	11	1
Yuba	20.5%	3	2

Washington

	Market	Market	Number
County	Share	Rank	of Stores

Clark	2.3%	9	2
Lending and Credit Functions
The Bank makes both secured and unsecured loans to individuals and businesses. At December 31, 2004, real estate construction/development, real estate mortgage, commercial/industrial and consumer/other loans represented approximately 14%, 62%, 21% and 3% respectively, of the total loan portfolio. Specific risk elements associated with each of the lending categories include, but are not limited to:

Real Estate Construction/ Development—Inadequate collateral and long-term financing agreements; inability to complete projects on time and within budget.

Real Estate Mortgage—Changes in local economy affecting borrower’s financial condition; insufficient collateral value due to decline in property value.

Commercial/ Industrial—Industry concentrations; inability to monitor the condition of collateral (inventory, accounts receivable and equipment); lack of borrower management expertise; increased competition; use of specialized or obsolete equipment as collateral; insufficient cash flow from operations to service debt payment.

Consumer/ Other—Loss of borrower’s employment; changes in local economy; the inability to monitor collateral (vehicles, boats, and mobile homes).
Inter-agency guidelines adopted by federal bank regulators mandate that financial institutions establish real estate lending policies with maximum allowable real estate loan-to-value limits, subject to an allowable amount of non-conforming loans as a percentage of capital. We have adopted the federal guidelines as the maximum allowable limits; however, policy exceptions are permitted for real estate loan customers with strong financial credentials.
Allowance for Loan Losses (ALL) Methodology
The Bank performs regular credit reviews of the loan portfolio to determine the credit quality of the portfolio and the adherence to underwriting standards. When loans are originated, they are assigned a risk rating that is assessed periodically during the term of the loan through the credit review process. The risk ratings are a primary factor in determining an appropriate amount for the allowance for loan losses. During 2004, the Bank formed a management ALL Committee, which is responsible for, among other things, regular review of the ALL methodology, including loss factors, and ensuring that it is designed and applied in accordance with generally accepted accounting principles. The ALL Committee also reviews and approves placing loans on or removing loans from impaired or non-accrual status. The Bank’s Audit, Compliance & Governance Committee provides board oversight of the ALL process and reviews and approves the ALL methodology on a quarterly basis.
Each risk rating is assessed an inherent credit loss factor that determines the amount of the allowance for loan losses provided for that group of loans with similar risk rating. Credit loss factors vary by region based on management’s belief that there may ultimately be different credit loss rates experienced in each region.
The regular credit reviews of the portfolio also identify loans that are considered potentially impaired. Potentially impaired loans are referred to the ALL committee who reviews and approves designating loans as impaired. A loan is considered impaired when based on current information and events, we determine that we will probably not be able to collect all amounts due according to the loan contract, including scheduled interest payments.
When we identify a loan as impaired, we measure the impairment using discounted cash flows, except when the sole remaining source of the repayment for loan is the liquidation of the collateral. In these cases, we use the current fair value of the collateral, less selling costs, instead of discounted cash flows.
If we determine that the value of the impaired loan is less than the recorded investment in the loan, we recognize this impairment reserve as a specific requirement to be provided for in the allowance for loan losses.
The combination of the risk rating based allowance requirements and the impairment reserve allowance requirements lead to an allocated allowance for loan losses requirement. The Bank also maintains an unallocated allowance amount to provide for other credit losses inherent in a loan portfolio that may not have been contemplated in the credit loss factors.
This unallocated amount generally comprises less than 5% of the allowance. The unallocated amount is reviewed periodically based on trends in credit losses, the results of credit reviews and overall economic trends.
Management believes that the ALL was adequate as of December 31, 2004. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALL that could possibly result in additional charges to the provision for

Umpqua Holdings Corporation
loan losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan losses in future periods if the results of their review warrant.
Employees
As of December 31, 2004, we had a total of 1,328 full-time equivalent employees. None of the employees are subject to a collective bargaining agreement and management believes its relations with employees to be good. Umpqua Bank was named #1 on “The 100 Best Companies to Work for in Oregon” large companies list for 2004 by Oregon Business magazine. Information regarding employment agreements with our executive officers is contained in the Proxy Statement for the 2005 annual meeting of shareholders.
Government Policies
The operations of our subsidiaries are affected by state and federal legislative changes and by policies of various regulatory authorities. These policies include, for example, statutory maximum legal lending rates, domestic monetary policies of the Board of Governors of the Federal Reserve System, United States fiscal policy, and capital adequacy and liquidity constraints imposed by federal and state regulatory agencies.
Supervision and Regulation
General. We are extensively regulated under federal and state law. These laws and regulations are generally intended to protect depositors and customers, not shareholders. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statute or regulation. Any change in applicable laws or regulations may have a material effect on our business and prospects. Our operations may be affected by legislative changes and by the policies of various regulatory authorities. We cannot accurately predict the nature or the extent of the effects on our business and earnings that fiscal or monetary policies, or new federal or state legislation may have in the future.
Holding Company Regulation. We are a registered financial holding company under the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”), and are subject to the supervision of, and regulation by, the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As a financial holding company, we are examined by and file reports with the Federal Reserve.
Financial holding companies are bank holding companies that satisfy certain criteria and are permitted to engage in activities that traditional bank holding companies are not. The qualifications and permitted activities of financial holdings companies are described below under “Regulatory Structure of the Financial Services Industry.”
Federal and State Bank Regulation. Umpqua Bank, as a state chartered bank with deposits insured by the FDIC, is subject to the supervision and regulation of the Oregon Department of Consumer and Business Services Division of Finance and Corporate Securities, the Washington Department of Financial Institutions, the California Department of Financial Institutions and the FDIC. These agencies may prohibit the Bank from engaging in what they believe constitute unsafe or unsound banking practices. Our primary state regulator (the State of Oregon) makes regular examinations of the Bank or participates in joint examinations with the FDIC.
The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of financial institutions within its jurisdiction, the FDIC evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or new facility. A less than “Satisfactory” rating would result in the suspension of any growth of the Bank through acquisitions or opening de novo branches until the rating is improved. As of the most recent CRA examination in November 2004, the Bank’s CRA rating was “Satisfactory.”
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

The Federal Reserve Act and related Regulation W limit the amount of certain loan and investment transactions between the Bank and its affiliates, require certain levels of collateral for such loans, and limit the amount of advances to third parties that may be collateralized by the securities of Umpqua or its subsidiaries. Regulation W requires that certain transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving nonaffiliated companies or, in the absence of comparable transactions, on terms and under circumstances, including credit standards, that in good faith would be offered to or would apply to nonaffiliated companies. Umpqua and its subsidiaries have adopted an Affiliate Transactions Policy and have entered into an Affiliate Tax Sharing Agreement.
The Federal Reserve and the FDIC have adopted non-capital safety and soundness standards for institutions under their authority. These standards cover internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, and standards for asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that it will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. We believe that the Bank is in compliance with these standards.
Federal Deposit Insurance. The Bank’s deposits are currently insured to a maximum of $100,000 per depositor by the FDIC. In general, bank deposits are insured through the Bank Insurance Fund (“BIF”) and savings institution deposits are insured through the Savings Association Insurance Fund (“SAIF”). A SAIF member may merge with a bank as long as the acquiring bank continues to pay the SAIF insurance assessments on deposits acquired. The Bank pays SAIF assessments on certain deposits related to branches that Humboldt acquired from savings institutions prior to July 2004, when the Humboldt merger was completed.
The amount of FDIC assessments paid by each member institution is based on its relative risk of default as measured by regulatory capital levels, regulatory examination ratings and other factors. The current assessment rates range from $0.00 to $0.27 per $100 of deposits annually. At December 31, 2004, the Bank’s assessment rate was $0.00. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis in order to manage the BIF and SAIF to prescribed statutory target levels. An increase in the assessment rate could have a material adverse effect on our earnings, depending upon the amount of the increase.
The FDIC may terminate the deposit insurance of any insured depository institution if it determines that the institution has engaged in or is engaging in unsafe and unsound banking practices, is in an unsafe or unsound condition or has violated any applicable law, regulation or order or any condition imposed in writing by, or pursuant to, any written agreement with the FDIC. The termination of deposit insurance for the Bank could have a material adverse effect on our financial condition and results of operations due to the fact that the Bank’s liquidity position would likely be affected by deposit withdrawal activity.
Dividends. Under the Oregon Bank Act and the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the Bank is subject to restrictions on the payment of cash dividends to its parent company. Dividends paid by the Bank provide substantially all of Umpqua’s (as a stand-alone parent company) cash flow. A bank may not pay cash dividends if that payment would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. In addition, under the Oregon Bank Act, the amount of the dividend may not be greater than net unreserved retained earnings, after first deducting to the extent not already charged against earnings or reflected in a reserve, all bad debts, which are debts on which interest is unpaid and past due at least six months; all other assets charged off as required by the Oregon Director or state or federal examiner; and all accrued expenses, interest and taxes. In addition, state and federal regulatory authorities are authorized to prohibit banks and holding companies from paying dividends that would constitute an unsafe or unsound banking practice. We are not currently subject to any regulatory restrictions on dividends other than those noted above.
During the second quarter of 2004, Umpqua’s board of directors approved increasing the quarterly cash dividend rate to $0.06 from $0.04 per share. This increase was made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels and expected asset growth. We expect that the dividend rate will be reassessed on a quarterly basis by the board of directors in accordance with the dividend policy.

Umpqua Holdings Corporation
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
Federal regulations establish minimum requirements for the capital adequacy of depository institutions, such as the Bank. Banks with capital ratios below the required minimums are subject to certain administrative actions, including prompt corrective action, the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing.
FDICIA requires federal banking regulators to take “prompt corrective action” with respect to a capital-deficient institution, including requiring a capital restoration plan and restricting certain growth activities of the institution. Umpqua could be required to guarantee any such capital restoration plan required of Umpqua Bank if Umpqua Bank became undercapitalized. Pursuant to FDICIA, regulations were adopted defining five capital levels: well capitalized, adequately capitalized, undercapitalized, severely undercapitalized and critically undercapitalized. Under the regulations, the Bank is considered “well capitalized” as of December 31, 2004.
Effects of Government Monetary Policy. Our earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve implements national monetary policy for such purposes as curbing inflation and combating recession, by its open market operations in U.S. Government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits. These activities influence growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on us cannot be predicted with certainty.
Broker-Dealer and Related Regulatory Supervision. Strand is a member of the National Association of Securities Dealers and is subject to its regulatory supervision. Areas subject to this regulatory review include compliance with trading rules, financial reporting, investment suitability for clients, and compliance with stock exchange rules and regulations.
Regulatory Structure of the Financial Services Industry. Federal laws and regulations governing banking and financial services underwent significant changes in recent years and are subject to significant changes in the future. From time to time, legislation is introduced in the United States Congress that contain proposals for altering the structure, regulation, and competitive relationships of the nation’s financial institutions. If enacted into law, these proposals could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, and other financial institutions. Whether or in what form any such legislation may be adopted or the extent to which our business might be affected thereby cannot be predicted.
The GLB Act, enacted in November 1999, repealed sections of the Banking Act of 1933, commonly referred to as the Glass-Steagall Act, that prohibited banks from engaging in securities activities, and prohibited securities firms from engaging in banking. The GLB Act created a new form of holding company, known as a financial holding company, that is permitted to acquire subsidiaries that are variously engaged in banking, securities underwriting and dealing, and insurance underwriting.
A bank holding company, if it meets specified requirements, may elect to become a financial holding company by filing a declaration with the Federal Reserve, and may thereafter provide its customers with a broader spectrum of products and services than a traditional bank holding company is permitted to do. A financial holding company may, through a subsidiary, engage in any activity that is deemed to be financial in nature and activities that are incidental or complementary to activities that are financial in nature. These activities include traditional banking services and activities previously permitted to bank holding companies under Federal Reserve regulations, but also include underwriting and dealing in securities, providing investment advisory services, underwriting and selling insurance, merchant banking (holding a portfolio of commercial businesses, regardless of the nature of the business, for investment), and arranging or facilitating financial transactions for third parties.
To qualify as a financial holding company, the bank holding company must be deemed to be well-capitalized and well-managed, as those terms are used by the Federal Reserve. In addition, each subsidiary bank of a bank holding company must also be well-capitalized and well-managed and be rated at least “satisfactory” under the Community Reinvestment Act. A bank holding company that does not qualify, or has not chosen, to become a financial holding company must limit its activities to traditional banking activities and those non-banking activities the Federal Reserve has deemed to be permissible because they are closely related to the business of banking.
The GLB Act also includes provisions to protect consumer privacy by prohibiting financial services providers, whether or not affiliated with a bank, from disclosing non-public personal, financial information to unaffiliated parties without the consent of the customer, and by requiring annual disclosure of the provider’s privacy policy.
Legislation enacted by Congress in 1995 permits interstate banking and branching, which allows banks to expand nationwide through acquisition, consolidation or merger. Under this law, an adequately capitalized bank holding company may acquire banks in any state or merge banks across state lines if permitted by state law. Further, banks may establish and operate branches in any state subject to the restrictions of applicable state law. Under Oregon law, an out-of-state bank or bank holding company may merge with or acquire an Oregon state chartered bank or bank holding company if the Oregon bank, or in the case of a bank holding company, the subsidiary bank, has been in existence for a minimum of three years, and the law of the state in which the acquiring bank is located permits such merger. Branches may not be acquired or opened separately, but once an out-of-state bank has acquired branches in Oregon, either through a merger with or acquisition of substantially all the assets of an Oregon bank, the acquirer may open additional branches. The Bank now has the ability to open additional de novo branches in the states of Oregon, California and Washington.
Anti-Terrorism Legislation. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (“USA Patriot Act”), enacted in 2001:

•	prohibits banks from providing correspondent accounts directly to foreign shell banks;

•	imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals;

•	requires financial institutions to establish an anti-money-laundering (“AML”) compliance program; and

•	generally eliminates civil liability for persons who file suspicious activity reports.
The USA Patriot Act also increases governmental powers to investigate terrorism, including expanded government access to account records. The Department of the Treasury is empowered to administer and make rules to implement the Act. While the USA Patriot Act, to some degree, affects our record-keeping and reporting expenses, we do not believe that the Act has a material adverse effect on our business and operations. Should the Bank’s AML compliance program be deemed insufficient by federal regulators, we would not be able to grow through acquiring other institutions or opening de novo branches.
Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 addresses public company corporate governance, auditing, accounting, executive compensation and enhanced and timely disclosure of corporate information.
The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and regulation of the relationship between a board of directors and management and between a board of directors and its committees.
The Sarbanes-Oxley Act provides for, among other things:

•	prohibition on personal loans by Umpqua to its directors and executive officers except loans made by the Bank in accordance with federal banking regulations;

Umpqua Holdings Corporation

•	independence requirements for Board audit committee members and our auditors;

•	certification of Exchange Act reports by the chief executive officer and the chief financial officer;

•	disclosure of off-balance sheet transactions;

•	expedited reporting of stock transactions by insiders; and

•	increased criminal penalties for violations of securities laws.
The SEC has adopted regulations to implement various provisions of the Sarbanes-Oxley Act, including disclosures in periodic filings pursuant to the Exchange Act. Also, in response to the Sarbanes-Oxley Act, NASDAQ adopted new standards for listed companies. In 2004, the Sarbanes-Oxley Act substantially increased our reporting and compliance expenses, but we do not believe that the Act will have a material adverse effect on our business and operations.
ITEM 2. PROPERTIES
The executive offices of Umpqua are located at One SW Columbia Street in Portland, Oregon in office space that is leased. The main office of Strand is located at 200 SW Market Street in Portland, Oregon in office space that is leased. The Bank owns its main office located in Roseburg, Oregon. At December 31, 2004, the Bank conducted business at 93 locations including the main office, of which 55 are owned and 38 are leased under various agreements. As of December 31, 2004, the Bank also operated 21 facilities for the purpose of administrative functions, such as data processing, of which 4 are owned and 17 are leased. All facilities are in a good state of repair and appropriately designed for use as banking or administrative office facilities. As of December 31, 2004, Strand leased 5 stand-alone offices from unrelated third parties and also leased space in 11 Bank stores under lease agreements that are based on market rates.
Additional information with respect to owned premises and lease commitments is included in Notes 7 and 13, respectively, of the Notes to Consolidated Financial Statements in Item 8 below.
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
ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITIES HOLDERS
(a) Not Applicable.
(b) Not Applicable.
(c) Not Applicable.
(d) Not Applicable.

Umpqua Holdings Corporation
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Our Common Stock is traded on the NASDAQ Stock Market National Market System under the symbol “UMPQ.” As of December 31, 2004, there were 100,000,000 shares authorized for issuance. The following table presents the high and low sales prices of our common stock for each period, based on inter-dealer prices that do not include retail mark-ups, mark-downs or commissions:

			Cash Dividend
Quarter Ended	High	Low	Per Share

December 31, 2004	$26.39	$22.37	$0.06
September 30, 2004	$23.74	$20.73	$0.06
June 30, 2004	$21.09	$18.13	$0.06
March 31, 2004	$21.50	$19.23	$0.04
December 31, 2003	$22.21	$18.90	$0.04
September 30, 2003	$19.75	$18.15	$0.04
June 30, 2003	$21.12	$17.95	$0.04
March 31, 2003	$20.50	$16.25	$0.04
As of February 28, 2005, our common stock was held of record by approximately 3,524 shareholders, a number that does not include beneficial owners who hold shares in “street name”, or shareholders from previously acquired companies that have not exchanged their stock. At December 31, 2004, a total of 1,877,308 stock options were outstanding. Additional information about stock options is included in Note 19 of the Notes to Consolidated Financial Statements in Item 8 below.
The payment of future cash dividends is at the discretion of our Board and subject to a number of factors, including results of operations, general business conditions, growth, financial condition and other factors deemed relevant by the board of directors. Further, our ability to pay future cash dividends is subject to certain regulatory requirements and restrictions discussed in the Supervision and Regulation section in Item 1 above.
We have a dividend reinvestment plan that permits shareholder participants to purchase shares at the then-current market price in lieu of the receipt of cash dividends. Shares issued in connection with the dividend reinvestment plan are purchased in open market transactions.
Although we have an authorized stock repurchase plan and certain stock option plans which provide for the payment of the option exercise price by tendering previously owned shares, no shares were repurchased, and no shares were tendered in connection with option exercises during the three months ended December 31, 2004. The repurchase plan, which was approved by the Board and announced in August 2003, originally authorized the repurchase of up to 1.0 million shares. The authorization was subsequently amended to increase the repurchase limit to 1.5 million shares. As of December 31, 2004, 1.1 million shares were available for repurchase under the plan, which expires on June 30, 2005.

Umpqua Holdings Corporation
ITEM 6. SELECTED FINANCIAL DATA
Umpqua Holdings Corporation
Annual Financial Trends

(in thousands, except per share data)		2003	2002	2001	2000
	2004

Interest income	$198,058	$142,132	$100,325	$88,038	$82,068
Interest expense	40,371	28,860	23,797	32,409	31,362

Net interest income	157,687	113,272	76,528	55,629	50,706
Provision for loan losses	7,321	4,550	3,888	3,190	1,936
Non-interest income	41,373	38,001	27,657	22,716	16,960
Non-interest expense	119,582	93,187	63,962	54,271	46,220
Merger-related expense	5,597	2,082	2,752	6,610	1,972

Income before income taxes and discontinued operations	66,560	51,454	33,583	14,274	17,538
Provision for income taxes	23,270	17,970	12,032	6,138	6,738

Income from continuing operations	43,290	33,484	21,551	8,136	10,800
Income from discontinued operations, net of tax	3,876	635	417	414	309

Net income	$47,166	$34,119	$21,968	$8,550	$11,109

YEAR END
Assets	$4,873,035	$2,963,815	$2,555,964	$1,428,711	$1,159,150
Earning assets	4,201,709	2,589,607	2,210,834	1,281,227	1,044,750
Loans	3,467,904	2,003,587	1,778,315	1,016,142	752,010
Deposits	3,799,107	2,378,192	2,103,790	1,204,893	993,577
Shareholders’ equity	$687,613	$318,969	$288,159	$135,301	$111,486
Shares outstanding	44,211	28,412	27,981	19,953	18,728
AVERAGE
Assets	$3,919,985	$2,710,388	$1,614,775	$1,223,718	$1,074,506
Earning assets	3,392,475	2,359,142	1,449,250	1,111,941	981,058
Loans	2,679,576	1,915,170	1,157,423	838,348	695,214
Deposits	3,090,497	2,212,082	1,364,424	1,043,564	911,061
Shareholders’ equity	$490,724	$303,569	$161,774	$118,411	$104,162
Basic shares outstanding	35,804	28,294	21,054	18,782	18,713
Diluted shares outstanding	36,345	28,666	21,306	19,006	18,899
PER SHARE DATA
Basic earnings	$1.32	$1.21	$1.04	$0.46	$0.59
Diluted earnings	1.30	1.19	1.03	0.45	0.59
Basic earnings—continuing operations	1.21	1.18	1.02	0.43	0.58
Diluted earnings—continuing operations	1.19	1.17	1.01	0.43	0.57
Book value	15.55	11.23	10.30	6.78	5.95
Tangible book value	6.31	5.61	4.55	5.49	5.36
Cash dividends declared	$0.22	$0.16	$0.16	$0.22	$0.19

(in thousands, except per share data)	2004	2003	2002	2001	2000

PERFORMANCE RATIOS
Return on average assets	1.20%	1.26%	1.36%	0.70%	1.03%
Return on average shareholders’ equity	9.61%	11.24%	13.58%	7.22%	10.67%
Efficiency ratio	60.58%	62.05%	62.73%	75.74%	69.40%
Efficiency ratio—Bank*	53.51%	55.49%	55.58%	58.23%	59.05%
Average equity to average assets	12.52%	11.20%	10.02%	9.68%	9.69%
Leverage ratio	9.55%	8.73%	8.38%	8.83%	8.02%
Net interest margin (fully tax equivalent)	4.68%	4.85%	5.38%	5.12%	5.30%
Non-interest revenue to total revenue	20.78%	25.12%	26.55%	28.99%	25.06%
Dividend payout ratio	16.67%	13.22%	15.38%	47.83%	32.20%
ASSET QUALITY
Non-performing assets	$23,552	$13,954	$20,604	$4,427	$1,581
Allowance for loan losses	44,229	25,352	24,731	13,221	9,838
Net charge-offs	4,485	3,929	2,234	1,670	1,715
Non-performing assets to total assets	0.48%	0.47%	0.81%	0.31%	0.14%
Allowance for loan losses to loans	1.28%	1.27%	1.39%	1.30%	1.31%
Net charge-offs to average loans	0.17%	0.21%	0.19%	0.20%	0.25%
*Excludes merger-related expenses.

Umpqua Holdings Corporation
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview
At December 31, 2004, we had total consolidated assets of $4.9 billion, total loans of $3.5 billion, total deposits of $3.8 billion and total shareholders’ equity of $688 million.
The year 2004 saw continued solid financial performance coupled with many significant accomplishments, some of which were not necessarily reflected in our operating results. During the past year, we:

•	Completed the acquisition and successful integration of Humboldt Bancorp, which expanded our market footprint to include 27 stores located throughout Northern California. This acquisition increased our asset size by approximately 50%. As of December 31, 2004, we operated 92 stores throughout Oregon, Northern California and Southwestern Washington.

•	Continued our track record of double-digit organic (that is, excluding growth from acquisitions) loan and deposit growth. For 2004, organic loan and deposit growth was 20% and 10%, respectively.

•	Maintained exceptional credit quality standards, with net charge-offs of only 0.17% of average loans for 2004. The ratio of non-performing assets to total assets at December 31, 2004 was 0.48%, up one basis point from year-end 2003.

•	Completed the sale of our merchant bankcard portfolio, which resulted in an after-tax gain of $3.4 million. We believe this transaction will result in a reduction of our risk exposure to a business line where scale is essential.

•	Produced record brokerage revenue of $11.8 million, up 25% over 2003. The retail brokerage segment contribution to net income for 2004 was $557,000, up from $15,000 in 2003.

•	Increased our cash dividend by 50%, to $0.06 per quarter, effective in the second quarter of 2004. Our board of directors plans to review the dividend payout on a quarterly basis.

•	Opened our new data center located in Gresham, Oregon and new training facility (the “World’s Greatest Bank University”) in Roseburg, Oregon.

•	Successfully addressed the significant new compliance requirements of the Sarbanes-Oxley Act. We believe that, as a result of internal efforts expended on this project, our internal control structure has never been stronger.
However, the past year was not without some challenges, including:

•	Mortgage banking revenue declined by 33%, and the net income contribution from our mortgage division fell by 53%, mostly due to a reduction in the level of mortgage refinance activity. During 2004, we took steps to strengthen the mortgage division management team and also terminated wholesale channel originations. Our mortgage focus is now solely on developing profitable business through our retail store network, including unique products such as a “single close” construction loan that automatically converts into a permanent mortgage loan upon completion.

•	Our net interest margin continued to compress due to historically low short-term market interest rates and the structure of our balance sheet. The fully tax-equivalent net interest margin for 2004 was 4.68%, down 17 basis points from 2003 and down 70 basis points from 2002. The prospects for margin improvement in 2005 appear to be bright, given recent increases in short-term rates and the asset-sensitive structure of our balance sheet. The fully tax-equivalent net interest margin for the fourth quarter of 2004 was 4.74%, up 10 basis points over the first quarter of 2004.
Summary of Critical Accounting Policies
The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. Our significant accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements for the year ended December 31, 2004 in Item 8 of this report. Not all of these critical accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management believes that the following policies and those disclosed in the Notes to Consolidated Financial Statements could be considered critical under the SEC’s definition.
Allowance for Loan Losses and Reserve for Unfunded Commitments
The allowance for loan losses (“ALL”) is established to absorb known and inherent losses attributable to loans and leases outstanding. The reserve for unfunded commitments (“RUC”) is established to absorb inherent losses associated with our commitment to lend funds, such as with a letter or line of credit. The adequacy of the ALL and RUC are monitored on a regular basis and are based on management’s evaluation of numerous factors. These factors include the quality of the current loan portfolio; the trend in the loan portfolio’s risk ratings; current economic conditions; loan concentrations; loan growth rates; past-due and non-performing trends; evaluation of specific loss estimates for all significant problem loans; historical charge-off and recovery experience; and other pertinent information. Approximately 76% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan losses.
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
Goodwill and Intangible Assets
At December 31, 2004, we had approximately $408 million in goodwill and other intangible assets as a result of business combinations. We adopted Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. In accordance with the standard, goodwill and other intangibles with indefinite lives are no longer being amortized but instead are periodically tested for impairment. Management performs an impairment analysis for the intangible assets with indefinite lives on a quarterly basis and determined that there was no impairment as of December 31, 2004.
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share Based Payment, a revision to the previously issued guidance on accounting for stock options and other forms of equity-based compensation. SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based forms of compensation issued to employees. For us, this standard will become effective for the third quarter of 2005.
The method of determining the grant date fair value of stock options under SFAS No. 123R is substantially the same at the method currently used to calculate the pro forma impact on net income and earnings per share as presented in Note 1 of the Notes to Consolidated Financial Statements in Item 8 below. Accordingly, we do not expect the impact of adoption of SFAS No. 123R on earnings per share will be materially different from the current pro forma disclosure.
Companies may elect one of two methods for adoption of SFAS No. 123R. Under the modified prospective method, any awards that are granted or modified after the date of adoption will be measured and accounted for under the provisions of SFAS No. 123R. The unvested portion of previously granted awards will continue to be accounted for under SFAS No. 123, Accounting for Stock-Based Compensation, except that the compensation expense associated with the unvested portions will be recognized in the income statement. Under the modified retrospective method, all amounts previously reported are restated to reflect the amounts in the SFAS No. 123 pro forma disclosure. We expect to make a decision with respect to the method of adoption during the second quarter of 2005.
Additional information regarding other recent accounting pronouncements is included in Note 1 of the Notes to Consolidated Financial Statements in Item 8 below.
Results of Operations—Overview
For the year ended December 31, 2004, net income was $47.2 million, or $1.30 per diluted share, an increase of 9% on a per diluted share basis. Income from continuing operations for the year ended December 31, 2004, which excludes the after-tax operating results from and gain on the sale of our merchant bankcard portfolio was $43.3 million, or $1.19 per diluted share, an increase of 2% on a per diluted share basis. Additional information on discontinued operations is provided under the

Umpqua Holdings Corporation
heading Discontinued Operations below. The improvement in diluted earnings per share from continuing operations for 2004 is principally attributable to improved net interest income, offset by a decrease in mortgage banking revenue and increased operating expenses. We completed the acquisition of Humboldt on July 9, 2004, and the result’s of the acquired operations are only included in our financial results starting on July 10, 2004.
Net income for 2003 was $34.1 million, or $1.19 per diluted share, an increase of 16% on a per diluted share basis over 2002. The improvement in diluted earnings per share for 2003 was principally due to growth in net interest income, offset by an increase in operating expenses. We completed the acquisition of Centennial on November 15, 2002, and the results of the acquired operations are only included in our financial results starting on November 16, 2002.
We incur significant expenses related to the completion and integration of mergers. Accordingly, we believe that our operating results are best measured on a comparative basis excluding the impact of merger-related expenses, net of tax. We define operating income as income before merger related expenses, net of tax, and we calculate operating income per diluted share by dividing operating earnings by the same diluted share total used in determining diluted earnings per share (see Note 14 of the Notes to Consolidated Financial Statements in Item 8 below). Operating income and operating income per diluted share are considered “non-GAAP” financial measures. Although we believe the presentation of non-GAAP financial measures provides a better indication of our operating performance, readers of this report are urged to review the GAAP results as presented in the Financial Statements and Supplementary Data in Item 8 below.
The following table presents a reconciliation of operating income and operating income per share to net income and net income per share for years ended December 31, 2004, 2003 and 2002:
Reconciliation of Operating Income to Net Income

Years Ended December 31,
(in thousands, except per shae data)	2004	2003	2002

Net income	$47,166	$34,119	$21,968
Merger-related expenses, net of tax	3,583	1,332	1,721

Operating income	$50,749	$35,451	$23,689

PER DILUTED SHARE:

Net income	$1.30	$1.19	$1.03
Merger-related expenses, net of tax	0.10	0.05	0.08

Operating income	$1.40	$1.24	$1.11

The following table presents the returns on average assets, average shareholders’ equity and average tangible shareholders’ equity for the years ended December 31, 2004, 2003 and 2002. For each of the years presented, the table includes the calculated ratios based on reported net income and income from continuing operations, and operating income as shown in the Table above. Our return on average shareholders’ equity is negatively impacted as the result of capital required to support goodwill under bank regulatory guidelines. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger-related intangible assets, we believe it beneficial to also consider the return on average tangible shareholders’ equity. The return on average tangible shareholders’ equity is calculated by dividing net income by average shareholders’ equity less average intangible assets. The return on average tangible shareholders’ equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average shareholders’ equity.
Returns on Average Assets, Shareholders’ Equity and Tangible Shareholders’ Equity

For the Years Ended December 31,
(in thousands)	2004	2003	2002

RETURNS ON AVERAGE ASSETS:
Net income	1.20%	1.26%	1.36%
Income from continuing operations	1.10%	1.24%	1.33%
Operating income	1.29%	1.31%	1.47%
RETURNS ON AVERAGE SHAREHOLDERS’ EQUITY:
Net income	9.61%	11.24%	13.58%
Income from continuing operations	8.82%	11.03%	13.32%
Operating income	10.34%	11.68%	14.64%
RETURNS ON AVERAGE TANGIBLE SHAREHOLDERS’ EQUITY:
Net income	22.27%	23.87%	18.33%
Income from continuing operations	20.44%	23.43%	17.98%
Operating income	23.97%	24.80%	19.76%
CALCULATION OF AVERAGE TANGIBLE SHAREHOLDERS’ EQUITY:
Average shareholders’ equity	$490,724	$303,569	$161,774
Less: average intangible assets	(278,975)	(160,639)	(41,902)

Average tangible shareholders’ equity	$211,749	$142,930	$119,872

Discontinued Operations
During the fourth quarter of 2004, we completed a strategic review of our merchant bankcard portfolio. The review concluded that shareholder value would be maximized, on a risk-adjusted basis, through a sale of the portfolio to a third party. In December 2004, the Bank sold its merchant bankcard portfolio to a third party for $5.9 million in cash, resulting in a gain on sale (after selling costs and related expenses) of $5.6 million, or $3.4 million after-tax. In accordance with generally accepted accounting principles, the operating results related to the merchant bankcard portfolio (including the gain on sale) have been reclassified as income from discontinued operations, net of tax, for all periods presented. We retained no ongoing liability related to the portfolio subsequent to the sale and entered into an agreement whereby we will refer all merchant applications exclusively to the buyer for a period of seven years. In consideration for the referrals, we will receive remuneration for each accepted application and an on-going royalty based on a percentage of net revenue generated by the account as defined in the agreement. We do not expect the referral revenue will have a material impact on our non-interest income.
For the years ended December 31, 2004, 2003 and 2002, we recognized revenue related to the merchant bankcard portfolio of $827,000, $1.0 million and $686,000, respectively. As a result of the sale, we will no longer have the benefit of this revenue stream. Since, for the year ended December 31, 2004, merchant bankcard revenue comprised only about 2% of total non-interest income, we do not expect the loss of revenue will have a material impact on our results of operations in 2005.
Additional information on discontinued operations is provided in Note 2 of the Notes to Consolidated Financial Statements in Item 8 below.

Umpqua Holdings Corporation
Net Interest Income
Average Rates and Balances

	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2004			2003			2002

		Interest			Interest			Interest
		Income	Average		Income	Average		Income	Average
	Average	or	Yields or	Average	or	Yields or	Average	or	Yields or
($000’s)	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates

Interest-Earning Assets:
Loans and leases(2)	$2,706,346	$170,791	6.31%	$1,915,170	$126,900	6.63%	$1,157,423	$86,967	7.51%
Taxable securities	601,151	24,330	4.05%	345,553	12,273	3.55%	176,430	9,408	5.33%
Non-taxable securities(1)	51,218	3,569	6.97%	56,522	3,716	6.57%	62,509	4,586	7.34%
Temporary investments(3)	33,760	544	1.61%	41,897	465	1.11%	52,888	836	1.58%

Total interest-earning assets	3,392,475	199,234	5.87%	2,359,142	143,354	6.08%	1,449,250	101,797	7.02%

Cash and due from banks	116,431			92,163			64,082
Allowance for credit losses	(35,326)			(25,352)			(15,939)
Other assets	446,405			284,435			117,382

Total assets	$3,919,985			$2,710,388			$1,614,775

Interest-bearing liabilities:

Interest-bearing checking and savings accounts	$1,570,610	$14,069	0.90%	$1,065,574	$9,269	0.87%	$591,919	$5,898	1.00%
Time deposits	771,507	16,930	2.19%	602,502	14,339	2.38%	463,003	15,647	3.38%
Federal funds purchased and repurchase agreements	70,443	794	1.13%	43,021	502	1.17%	27,020	372	1.38%
Term debt	101,321	2,023	2.00%	41,699	1,035	2.48%	26,743	1,024	3.83%
Notes payable on junior subordinated debentures and trust preferred securities	130,644	6,555	5.02%	76,444	3,715	4.86%	16,068	856	5.33%

Total interest-bearing liabilities	2,644,525	40,371	1.53%	1,829,240	28,860	1.58%	1,124,753	23,797	2.12%

Non-interest-bearing deposits	748,380			544,006			309,502
Other liabilities	36,356			33,573			18,746

Total liabilities	3,429,261			2,406,819			1,453,001
Shareholders’ equity	490,724			303,569			161,774

Total liabilities and shareholders’ equity	$3,919,985			$2,710,388			$1,614,775

NET INTEREST INCOME(1)		$158,863			$114,494			$78,000

NET INTEREST SPREAD			4.34%			4.50%			4.90%
AVERAGE YIELD ON EARNING ASSETS(1),(2)			5.87%			6.08%			7.02%
INTEREST EXPENSE TO EARNING ASSETS			1.20%			1.23%			1.64%

NET INTEREST INCOME TO EARNING ASSETS(1),(2)			4.68%			4.85%			5.38%

(1) Tax-exempt income has been adjusted to a tax equivalent basis at a 35% effective rate. The amount of such adjustment was an addition to recorded income of $1,176, $1,222 and $1,472 for 2004, 2003 and 2002, respectively.

(2)	Non-accrual loans are included in average balance. Includes mortgage loans held for sale.
(3)	Temporary investments include federal funds sold and interest-bearing deposits at other banks.

Rate/ Volume Analysis

	2004 Compared to 2003			2003 Compared to 2002

	Increase (Decrease) in Interest			Increase (Decrease) in Interest
	Income and Expense Due to			Income and Expense Due to
	Changes in			Changes in
(dollars in thousands)
	Volume	Rate	Total	Volume	Rate	Total

Interest income:
Loans and leases	$50,187	$(6,296)	$43,891	$51,237	$(11,304)	$39,933
Investment securities	9,849	2,140	11,989	6,354	(4,730)	1,624

Total increase (decrease) in interest income	60,035	(4,155)	55,880	57,591	(16,034)	41,557

Interest expense:
Interest-bearing checking and savings accounts	4,516	284	4,800	4,202	(831)	3,371
Time deposits & IRA accounts	3,777	(1,186)	2,591	4,011	(5,319)	(1,308)
Borrowed funds	4,389	(269)	4,120	2,976	24	3,000

Total increase (decrease) in interest expense	12,682	(1,171)	11,511	11,189	(6,126)	5,063

Total increase (decrease) in net interest income	$47,353	$(2,984)	$44,369	$46,402	$(9,908)	$36,494

Provision for Loan Losses
The provision for loan losses was $7.3 million for 2004, compared with $4.6 million for 2003 and $3.9 million for 2002. As a percentage of average outstanding loans, the provision for loan losses recorded for 2004 was 0.27%, an increase of three basis points from 2003 and down seven basis points from 2002. The increase in the provision for loan losses in 2004 is principally attributable to growth in the loan portfolio, both on an organic basis and as a result of the Humboldt acquisition. The increase in provision in 2003 as compared to 2002 is principally attributable to growth, both on an organic basis and as a result of the Centennial acquisition.
The provision for loan losses is based on management’s evaluation of inherent risks in the loan portfolio and a corresponding analysis of the allowance for loan losses. Based on current portfolio and economic information, we expect net charge-offs for 2005 will fall in the range of 20 to 25 basis points of average loans, although quarterly results may be higher or lower than this range. Additional discussion on loan quality and the allowance for loan losses is provided under the heading Asset Quality and Non-Performing Assets below.
Non-Interest Income
The following table presents the key components of non-interest income for years ended December 31, 2004, 2003 and 2002:
Non-Interest Income

Years Ended December 31,
(in thousands)
	2004	2003	2002

Deposit service charges	$17,404	$12,556	$8,640
Brokerage fees	11,829	9,498	9,012
Mortgage banking revenue	7,655	11,473	9,075
Net gain (loss) on sale of securities	19	2,155	(497)
Ancillary bank services	752	565	436
Gain on sale of loans	976	767	587
Earnings on bank-owned life insurance	1,155	224	3
Gains on sale of other real estate owned	330	113	—
Other	1,253	650	401

	$41,373	$38,001	$27,657

Umpqua Holdings Corporation
The following table presents the major elements of mortgage banking revenue for the years ended December 31, 2004, 2003 and 2002:
Mortgage Banking Revenue

Years Ended December 31,
(in thousands)	2004	2003	2002

Gains on sale of mortgage loans	$6,688	$13,884	$10,675
Servicing fee expense, net	(148)	(2,321)	(379)
Valuation recovery/ (impairment)	1,115	(90)	(1,221)

	$7,655	$11,473	$9,075

The decrease in mortgage banking revenue for 2004 as compared to 2003 and 2002 is principally attributable to a reduction in loan origination volumes resulting from a decrease in mortgage refinance activity.
Non-Interest Expense
The following table presents the key elements of non-interest expense for the years ended December 31, 2004, 2003 and 2002.
Non-Interest Expense

Years Ended December 31,
(in thousands)	2004	2003	2002

Salaries and employee benefits	$67,351	$53,090	$37,117
Net occupancy and equipment	19,765	14,833	9,596
Communications	5,752	4,630	3,147
Marketing	4,228	3,567	1,837
Services	9,414	7,367	5,043
Supplies	1,995	2,100	1,591
Intangible amortization	1,512	404	405
Merger-related expenses	5,597	2,082	2,752
Other	9,565	7,196	5,226

	$125,179	$95,269	$66,714

We incur significant expenses in connection with the completion and integration of bank acquisitions that are not capitalizable. Classification of expenses as merger-related is done in accordance with the provisions of a board-approved policy. The following table presents the merger-related expenses by major category for the years ended December 31, 2004, 2003 and 2002. Substantially all of the merger-related expense for 2004 was related to the Humboldt acquisition and substantially all of the merger-related expense recognized during 2003 and 2002 was related to the Centennial acquisition.
Merger-Related Expense

Years Ended December 31,
(in thousands)
	2004	2003	2002

Professional fees	$835	$92	$224
Compensation and relocation	607	526	726
Communications	98	169	1,079
Premises and equipment	2,636	657	—
Charitable contributions	131	—	—
Other	1,290	638	723

Total	$5,597	$2,082	$2,752

Income Taxes
Our consolidated effective tax rate as a percentage of pre-tax income from continuing operations for 2004 was 35.0%, compared to 34.9% for 2003 and 35.8% for 2002. The effective tax rates were below the federal statutory rate of 35% and the apportioned state rate of 5% (net of the federal tax benefit) principally because of income arising from bank owned life insurance, income on tax exempt investment securities, tax credits arising from low income housing investments and exemptions related to loans and hiring in certain designated enterprise zones.
Additional information on income taxes is provided in Note 12 of the Notes to Consolidated Financial Statements in Item 8 below.
Investment Securities
The composition of our investment securities portfolio reflects management’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of interest income. The investment securities portfolio also mitigates interest rate and credit risk inherent in the loan portfolio, while providing a vehicle for the investment of available funds, a source of liquidity (by pledging as collateral or through repurchase agreements) and collateral for certain public funds deposits.
The following table presents information regarding the amortized cost, fair value, average yield and maturity structure of the investment portfolio at December 31, 2004.
Investment Securities Composition*

December 31, 2004	Amortized	Fair	Average
(in thousands)	Cost	Value	Yield

U.S. Treasury and agencies
One year or less	$1,499	$1,512	6.62%
One to five years	146,359	145,548	3.51%
Five to ten years	59,944	59,569	4.35%

	207,802	206,629	3.77%
Obligations of states and political subdivisions:
One year or less	4,243	4,296	6.54%
One to five years	14,549	15,013	6.58%
Five to ten years	18,764	19,856	7.89%
Over ten years	27,255	27,599	7.11%

	64,811	66,764	7.18%
Serial Maturities	366,689	365,468	4.41%
Other investment securities	50,492	49,326	3.20%

Total securities	$689,794	$688,187	4.39%

*Weighted average yields are stated on a federal tax-equivalent basis of 35%, and have been annualized, where appropriate.
The mortgage-related securities in “Serial Maturities” in the table above include both pooled mortgage-backed issues and high-quality CMO structures, with an average duration of five years. These mortgage-related securities provide yield spread to U.S. Treasury or agency securities; however, the cash flows arising from them can be volatile (even in the best structures) due to refinancing of the underlying mortgage loans. The structure of most of the mortgage-related securities provides for minimal extension risk in the event of increased market rates.
Equity securities in “Other Investment Securities” in the table above at December 31, 2004 consisted principally of investments in two mutual funds comprised largely of mortgage-related securities, although the funds may also invest in U.S. government or agency securities, bank certificates of deposit insured by the FDIC or repurchase agreements.
Additional information about the investment securities portfolio is provided in Note 5 of the Notes to Consolidated Financial Statements in Item 8 below.

Umpqua Holdings Corporation
Loans
Total loans outstanding at December 31, 2004 were $3.5 billion, an increase of $1.5 billion, or 73%, from year-end 2003. The growth in loans was principally due to the Humboldt acquisition ($1.1 billion of loans as of the acquisition date) and organic loan growth in both the Oregon/ Southern Washington and Northern California markets.
The Bank provides a wide variety of credit services to its customers, including construction loans, commercial lines of credit, secured and unsecured commercial loans, commercial real estate loans, residential mortgage loans, home equity credit lines, consumer loans and commercial leases. Loans are principally made on a secured basis to customers who reside, own property or operate businesses within the Bank’s principal market area.
The following table presents the composition of the loan portfolio as of December 31, 2004, 2003, 2002, 2001 and 2000:
Loan Portfolio Composition

As of December 31,
(in thousands)
	2004		2003		2002		2001		2000

Type of Loan	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

Real estate secured loans:
Construction	$481,836	13.9%	$232,792	11.6%	$270,115	15.2%	$151,468	14.9%	$67,789	9.0%
Mortgage	2,135,435	61.6%	1,106,998	55.3%	866,878	48.7%	556,935	54.8%	443,414	59.0%

Total real estate loans	2,617,271	75.5%	1,339,790	66.9%	1,136,993	63.9%	708,403	69.7%	511,203	68.0%
Commercial	733,876	21.2%	566,092	28.3%	554,748	31.2%	235,809	23.2%	161,709	21.5%
Leases	18,351	0.5%	10,918	0.5%	6,698	0.4%	4,098	0.4%	3,756	0.5%
Installment and other	98,406	2.8%	86,787	4.3%	79,876	4.5%	67,832	6.7%	75,342	10.0%

Total loans	$3,467,904	100.0%	$2,003,587	100.0%	$1,778,315	100.0%	$1,016,142	100.0%	$752,010	100.0%

The following table presents, as of December 31, 2004, the concentration distribution of our loan portfolio by major type:
Loan Concentrations

December 31, 2004
(in thousands)
Type of Loan	Amount	Percentage

Construction and development	$481,836	13.9%
Farmland	39,662	1.1%
Home equity credit lines	126,264	3.6%
Single family first lien mortgage	116,457	3.4%
Single family second lien mortgage	20,729	0.6%
Multifamily	182,526	5.3%
Commercial real estate	1,649,797	47.6%

Total real estate secured	2,617,271	75.5%
Commercial and industrial	699,471	20.2%
Agricultural production	34,405	1.0%
Consumer	77,903	2.2%
Leases	18,351	0.5%
Other	20,503	0.6%

Total loans	$3,467,904	100.0%

The following table presents the maturity distribution of our commercial and construction loan portfolios and the sensitivity of these loans to changes in interest rates as of December 31, 2004:
Maturities and Sensitivities of Loans to Changes in Interest Rates

					Loans Over One Year
	By Maturity				By Rate Sensitivity

	One Year	One Through	Over Five		Fixed	Floating
(in thousands)	or Less	Five Years	Years	Total	Rate	Rate

Commercial and Agriculture	$300,228	$250,097	$183,551	$733,876	$155,023	$278,625
Real Estate–construction	360,165	75,784	45,887	481,836	5,310	116,361

Total	$660,393	$325,881	$229,438	$1,215,712	$160,333	$394,986

Asset Quality and Non-Performing Assets
We manage asset quality and control credit risk through diversification of the loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices. The Bank’s loan administration function is charged with monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures across the Bank. The provision for loan losses charged to earnings is based upon management’s judgment of the amount necessary to maintain the allowance at a level adequate to absorb probable incurred losses. The amount of provision charge is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of loan portfolio quality, general economic conditions that can impact the value of collateral, and other trends. The evaluation of these factors is performed through an analysis of the adequacy of the allowance for loan losses. Reviews of non-performing, past due loans and larger credits, designed to identify potential charges to the allowance for loan losses, as well as determine the adequacy of the allowance, are conducted on a quarterly basis. These reviews are performed by Bank staff or an independent third party, and consider such factors as the financial strength of borrowers, the value of the applicable collateral, loan loss experience, estimated loan losses, growth in the loan portfolio, prevailing economic conditions and other factors.
The process for determining the adequacy of the allowance for loan losses was modified during 2004 in connection with the Humboldt acquisition. These modifications did not result in a material adjustment to the allowance for loans losses. Additional information regarding the methodology used in determining the adequacy of the allowance for loan losses is contained in Part I of this report in the section titled Lending and Credit Functions.
Non-performing loans, which include non-accrual loans and accruing loans past due over 90 days totaled $22.6 million, or 0.65% of total loans, at December 31, 2004, as compared to $11.4 million, or 0.57% of total loans, at December 31, 2003. Non-performing assets, which include non-performing loans and foreclosed real estate (“other real estate owned”), totaled $23.6 million, or 0.48% of total assets as of December 31, 2004, compared with $14.0 million, or 0.47% of total assets as of

Umpqua Holdings Corporation
December 31, 2003. The following table summarizes our non-performing assets as of December 31 for each of the last five years.
Non-Performing Assets

As of December 31,
(in thousands)	2004	2003	2002	2001	2000

Loans on nonaccrual status	$21,836	$10,498	$15,152	$3,055	$1,275
Loans past due 90 days or more and accruing	737	927	3,243	311	306

Total nonperforming loans	22,573	11,425	18,395	3,366	1,581
Other real estate owned	979	2,529	2,209	1,061	—

Total nonperforming assets	$23,552	$13,954	$20,604	$4,427	$1,581

Allowance for loan losses	$44,229	$25,352	$24,731	$13,221	$9,838
Reserve for unfunded commitments	1,338	—	—	—	—

Allowance for credit losses	$45,567	$25,352	$24,731	$13,221	$9,838

Asset quality ratios:
Non-performing assets to total assets	0.48%	0.47%	0.81%	0.31%	0.14%
Non-performing loans to total loans	0.65%	0.57%	1.03%	0.33%	0.21%
Allowance for loan losses to total loans	1.28%	1.27%	1.39%	1.30%	1.31%
Allowance for credit losses to total loans	1.31%	1.27%	1.39%	1.30%	1.31%
Allowance for credit losses to total non-performing loans	202%	222%	134%	393%	622%
At December 31, 2004, approximately $18.2 million of loans were classified as restructured. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. Substantially all of the restructured loans as of December 31, 2004 were classified as impaired and $12.0 million were included as non-accrual loans in the Table above.
Allowance for Loan Losses and Reserve for Unfunded Commitments
The allowance for loan losses (“ALL”) totaled $44.2 million, $25.4 million and $24.7 million at December 31, 2004, 2003 and 2002, respectively. The increase in the ALL from year-end 2003 is principally attributable to the Humboldt acquisition ($17.3 million) and provision for loan losses in excess of net charge-offs ($2.8 million).
The following table sets forth the allocation of the allowance for loan losses:

	2004		2003		2002

		Percentage of		Percentage of		Percentage of
		Loans in		Loans in		Loans in
		Each Category		Each Category		Each Category
(in thousands)	Amount	To Total Loans	Amount	To Total Loans	Amount	To Total Loans

Commercial	$12,334	21.7%	$11,091	28.4%	$11,010	31.3%
Real estate	29,464	75.5%	12,689	67.3%	11,302	65.9%
Loans to individuals	1,126	2.8%	1,225	4.3%	1,653	2.8%
Unallocated	1,305	—	347	—	766	—

Allowance for loan losses	$44,229	100.0%	$25,352	100.0%	$24,731	100.0%

The following table provides a summary of activity in the ALL by major loan type for each of the five years ended December 31, 2004:
Summary of Loan Loss Experience

(in thousands)	2004	2003	2002	2001	2000

Balance at beginning of year	$25,352	$24,731	$13,221	$9,838	$9,617
Loans charged off:
Real estate	(42)	(15)	(679)	(111)	(105)
Commercial	(5,244)	(5,429)	(1,685)	(1,380)	(1,205)
Consumer and other	(1,143)	(633)	(428)	(655)	(531)

Total loans charged off	(6,429)	(6,077)	(2,792)	(2,146)	(1,841)
Recoveries:
Real Estate	292	123	31	25	6
Commercial	1,292	1,761	440	308	53
Consumer and other	360	264	87	143	67

Total recoveries	1,944	2,148	558	476	126

Net charge-offs	(4,485)	(3,929)	(2,234)	(1,670)	(1,715)
Addition incident to mergers	17,257	—	9,856	1,863	—
Reclassification(1)	(1,216)	—	—	—	—
Provision charged to operations	7,321	4,550	3,888	3,190	1,936

Balance at end of year	$44,229	$25,352	$24,731	$13,221	$9,838

Ratio of net charge-offs to average loans	0.17%	0.21%	0.19%	0.20%	0.25%
Ratio of provision to average loans	0.27%	0.24%	0.34%	0.38%	0.28%
Recoveries as a percentage of charge-offs	30%	35%	20%	22%	7%

(1)	Reflects amount of allowance related to unfunded commitments, which was reclassified during the third quarter of 2004.
During the third quarter of 2004, a portion of the ALL related to unfunded credit commitments, such as letters of credit and the available portion of credit lines, was reclassified from the ALL to other liabilities on the balance sheet in accordance with bank regulatory requirements. Prior to July 1, 2004, our ALL adequacy model did not allocate any specific component of the ALL to loss exposure for unfunded commitments.
Also during the third quarter of 2004, we revised our methodology (the “ALL model”) for determining the adequacy of the ALL. This was done principally as a result of the Humboldt acquisition, which increased our loan portfolio by approximately $1.1 billion, or 49%. Substantially all of the loans acquired from Humboldt were to borrowers in Northern California and approximately 77% were secured by real estate, with construction/development and commercial real estate representing 19% and 45%, respectively. Although Humboldt’s underwriting standards were similar to ours, differences did exist for loans acquired. Subsequent to the date the acquisition was completed, all loans were originated in accordance with the Bank’s underwriting guidelines, policies and procedures.
The level of actual losses, as indicated by the ratio of net-charge-offs to total loans, declined slightly during 2004 as compared to the two previous years. The loss factors used in the ALL model were adjusted for the Oregon/ Washington and California portfolios as of September 30, 2004; no changes were made during the fourth quarter of 2004.
We have not identified any potential problem loans that were not classified as non-performing but for which known information about the borrower’s financial condition caused management to have concern about the ability of the borrowers to comply with the repayment terms of the loans. A decline in the economic conditions in our general market areas or other factors could adversely impact individual borrowers or the loan portfolio in general. Accordingly, there can be no assurance that loans will not become 90 days or more past due, become impaired or placed on non-accrual, restructured or transferred to other real estate owned in the future.

Umpqua Holdings Corporation
The following table presents a summary of activity in the reserve for unfunded commitments since being established at September 30, 2004:
Summary of Reserve for Unfunded Commitments Activity

(in thousands)

Balance at September 30, 2004	$1,216
Increase charged to other expenses	122
Charge-offs	—
Recoveries	—

Balance at December 31, 2004	$1,338

We believe that the ALL and reserve for unfunded commitments at December 31, 2004 are sufficient to absorb losses inherent in the loan portfolio and credit commitments outstanding as of that date, respectively, based on the best information available. This assessment, based in part on historical levels of net charge-offs, loan growth, and a detailed review of the quality of the loan portfolio, involves uncertainty and judgment; therefore, the adequacy of the ALL cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan losses in future periods if the results of their review warrant such.
Mortgage Servicing Rights
The following table presents the key elements of our mortgage servicing rights asset as of December 31, 2004, 2003 and 2002:
Mortgage Servicing Rights

(in thousands)	2004	2003	2002

Balance, beginning of year	$10,608	$9,316	$4,876
Additions for new mortgage servicing rights capitalized	2,643	6,671	8,067
Amortization of servicing rights	(3,212)	(5,289)	(2,406)
Impairment recovery/ (charge)	1,115	(90)	(1,221)

Balance, end of year	$11,154	$10,608	$9,316

Balance of loans serviced for others	$1,064,000	$1,170,000	$985,000
MSR as a percentage of serviced loans	1.05%	0.91%	0.95%
As of December 31, 2004, we serviced residential mortgage loans for others with an aggregate outstanding principal balance of approximately $1.1 billion for which servicing assets have been recorded. In accordance with generally accepted accounting principles, the servicing asset recorded at the time of sale is amortized over the term of, and in proportion to, net servicing revenues. For the year ended December 31, 2004, total mortgage loan origination volume was $438 million, a decrease of $425 million, or 49%, from 2003. This decrease is principally attributable to a lower level of refinance activity (due to higher market interest rates) and the termination of wholesale channel originations during the third quarter of 2004.

Our servicing portfolio is segmented for purposes of determining impairment. To the extent the fair value for any segment is less than the carrying value, an impairment reserve is recorded. The following table presents information about the segmentation of our mortgage servicing rights portfolio as of December 31, 2004:
Mortgage Servicing Rights Valuation Analysis

		Servicing Asset
						Net	Estimated Change in Fair
	Aggregate					Carrying	Value for Rate Change of
	Principal	Net			Net	Value/Agg.
(in thousands)	Balance	Book	Fair	Valuation	Carrying	Prin.	Down	Down	Up	Up
Segment	Outstanding	Value	Value	Reserve	Value	Balance	50bp	25bp	25bp	50bp

ARM/ Hybrid ARM	$192,896	$1,817	$1,131	$686	$1,131	0.59%	$(170)	(91)	21	$57
Fixed less than 5.50%	281,438	3,594	3,646	—	3,594	1.28%	(761)	(390)	75	165
Fixed 5.50%–6.24%	340,453	4,069	4,282	—	4,069	1.20%	(1,507)	(867)	198	563
Fixed 6.25%–6.99%	174,584	1,858	1,752	106	1,752	1.00%	(506)	(396)	102	301
Fixed 7% or greater	74,477	608	692	—	608	0.82%	(98)	(62)	11	68

Total portfolio	$1,063,848	$11,946	$11,503	$792	$11,154	1.05%	$(3,042)	$(1,806)	$407	$1,154

The value of mortgage servicing rights is impacted by market rates for mortgage loans. Historically low market rates, which were experienced during 2003, can cause prepayments to increase as a result of refinancing activity. To the extent prepayment speeds exceed those estimated at the time servicing assets are originally recorded, it is possible that certain mortgage servicing rights assets may become impaired to the extent that the fair value is less than carrying value (net of any previously recorded amortization or valuation reserves). Generally, the fair value of our mortgage servicing rights will increase as market rates for mortgage loans rise and decrease if market rates fall.
A valuation reserve of $792,000 was recorded as of December 31, 2004 based on the estimated fair value of the servicing portfolio. The valuation reserve is adjusted on a quarterly basis through adjustments to mortgage banking revenue.
Goodwill and Core Deposit Intangible Assets
At December 31, 2004, we had goodwill and core deposit intangibles of $396.4 million and $12.1 million, respectively, as compared to $157.6 million and $2.0 million, respectively, at year-end 2003. This increase is attributed to the Humboldt acquisition. The goodwill recorded in connection with the Humboldt acquisition represented the excess of the purchase price over the estimated fair value of the net assets acquired. A portion of the purchase price was allocated to the value of Humboldt’s core deposits, which included all deposits except certificates of deposit. The value of the core deposits was determined by a third party based on an analysis of the cost differential between the core deposits and alternative funding sources. We amortize core deposit intangible assets on an accelerated basis over an estimated ten-year life.
Substantially all of the goodwill is associated with our community banking operations. We evaluate goodwill for possible impairment on a quarterly basis and there were no impairments recorded for the years ended December 31, 2004, 2003 or 2002.
Additional information regarding our accounting for goodwill and core deposit intangible assets is included in Notes 1 and 9 of the Notes to Consolidated Financial Statements in Item 8 below.
Deposits
Total deposits were $3.8 billion at December 31, 2004, an increase of $1.4 billion, or 60%, from the prior year-end. Excluding the impact of deposit liabilities assumed in connection with the Humboldt acquisition ($1.2 billion), total deposits grew by $229 million, or 10%, during 2004. Additional information regarding deposits is included in Note 10 of the Notes to Consolidated Financial Statements in Item 8 below.

Umpqua Holdings Corporation
The following table presents the scheduled maturities of time deposits of $100,000 and greater as of December 31, 2004:
Maturities of Time Deposits of $100,000 and Greater

(in thousands)

Three months or less	$141,033
Three months to six months	72,999
Six months to one year	106,587
Over one year	150,066

Total	$470,685

Borrowings
At December 31, 2004, the Bank had outstanding term debt of $88.5 million. Advances from the Federal Home Loan Banks of San Francisco and Seattle (“FHLB”) amounted to $87.5 million of the total and are secured by investment securities and residential mortgage loans. The FHLB advances outstanding at December 31, 2004 had fixed interest rates ranging from 1.76% to 8.08%. Approximately $85 million, or 97%, of the FHLB advances mature prior to December 31, 2005, and $86 million, or 98%, mature prior to December 31, 2007. Management expects continued use of FHLB advances as a source of short and long-term funding. Additional information regarding term debt is provided in Note 16 of Notes to Consolidated Financial Statements in Item 8 below.
Junior Subordinated Debentures
We had junior subordinated debentures with carrying values of $166.3 million and $97.9 million, respectively, at December 31, 2004 and 2003. The increase in outstanding junior subordinated debentures during 2004 is attributable to the Humboldt acquisition and the assumption of obligations of five special purpose trust subsidiaries of Humboldt. In connection with the purchase accounting for the acquisition, the carrying value of Humboldt’s $58.9 million of outstanding junior subordinated debentures was adjusted to yield an interest cost at then current market rates. As a result, the issued amount of debentures was increased by recording a premium of $9.6 million that is being amortized over the contractual lives of each issuance.
At December 31, 2004, approximately $119 million, or 75% of the total issued amount, had interest rates that are adjustable on a quarterly basis based on a spread over LIBOR. Increases in short-term market interest rates during 2004 have resulted in increased interest expense for junior subordinated debentures. Although any additional increases in short-term market interest rates will increase the interest expense for junior subordinated debentures, we believe that other attributes of our balance sheet will serve to mitigate the impact to net interest income on a consolidated basis.
As of December 31, 2004, $156.9 million (representing the entire issued amount) of junior subordinated debentures qualified as Tier 1 capital under regulatory capital purposes. Additional information regarding the terms of the junior subordinated debentures, including maturity/call dates and interest rates, is included in Note 17 of the Notes to Consolidated Financial Statements in Item 8 below.
Liquidity and Cash Flow
The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of its customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs.
We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.
Umpqua is a separate entity from the Bank and must provide for its own liquidity. Substantially all of Umpqua’s revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to Umpqua. We believe that such restrictions will not have an adverse impact on the ability of Umpqua to meet its ongoing cash obligations, which consist principally of debt service of approximately $9.8 million annually on the $156.9 million (issued amount) of outstanding junior subordinated debentures. As of December 31, 2004, Umpqua did not have any borrowing arrangements.
As disclosed in the Consolidated Statements of Cash Flows in Item 8 of this report, net cash provided by operating activities was $86 million during 2004. The principal source of cash provided by operating activities was net income. Net cash of $318 million used in investing activities consisted principally of $418 million of net loan growth offset by net cash acquired in connection with the Humboldt acquisition of $51 million. The $216 million of cash provided in financing activities primarily consisted of $230 million of net deposit growth and $9 million of proceeds from the exercise of stock options, offset by $14 million of financing outflows related to stock repurchases and dividend payments.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses that may require payment of a fee by the customer. Since many of the commitments will expire without being drawn upon, the total commitment amounts do not necessarily reflect future cash requirements. At December 31, 2004, commitments to extend credit and standby letters of credit were approximately $907 million and $26 million, respectively.
The following table presents a summary of significant contractual obligations extending beyond one year from December 31, 2004:
Future Contractual Obligations

	Less than	1 to 3	3 thru 5	More than
(in thousands)	1 Year	Years	Years	5 Years	Total

Term debt	$85,010	$1,000	$—	$2,190	$88,200
Junior subordinated debentures	—	—	—	156,862	156,862
Operating leases	5,128	10,047	7,622	17,594	40,391
Other long-term liabilities	747	1,861	1,817	15,723	20,148

Total contractual obligations	$90,885	$12,908	$9,439	$192,369	$305,601

The table above does not include deposit liabilities or interest payments or purchase accounting adjustments related to term debt or junior subordinated debentures.
Although we expect the Bank’s and Umpqua’s liquidity positions to remain satisfactory during 2005, increases in market interest rates during the second half of 2004 have resulted in increased competition for bank deposits. It is possible that our deposit growth for 2005 may not be maintained at previous levels due to increased pricing pressure or, in order to generate deposit growth, our pricing may need to be adjusted in manner that results in increased interest expense on deposits.
Capital Resources
Shareholders’ equity at December 31, 2004 was $688 million, an increase of $369 million, or 115%, from December 31, 2003. The increase in shareholders’ equity during 2004 was principally due to the issuance of shares valued at $327 million in connection with the Humboldt acquisition, the exercise and related tax benefit of $9.0 million of stock options and the retention of $39.1 million, or approximately 83%, of net income for the year, partially offset by $6.1 million of common stock repurchases. Book value per share as of December 31, 2004 was $15.55 and tangible book value (total shareholders’ equity less intangible assets, divided by total shares outstanding) per share was $6.31.
The Federal Reserve Board has in place guidelines for risk-based capital requirements applicable to U.S. banks and bank/financial holding companies. These risk-based capital guidelines take into consideration risk factors, as defined by regulation, associated with various categories of assets, both on and off-balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The guidelines require an 8% total risk-based capital ratio, of which 4% must be Tier I capital. Our consolidated Tier I capital, which consists of shareholders’ equity and qualifying trust-preferred securities, less other comprehensive income, goodwill and deposit-based intangibles, totaled $431 million at December 31, 2004. Tier II capital components include all, or a portion of, the allowance for loan losses and the portion of trust preferred securities in excess of Tier I statutory limits. The total of Tier I capital plus Tier II capital components is referred to as Total Risk-Based Capital, and was $475 million at December 31, 2004. The percentage ratios, as calculated under the guidelines, were 10.51% and 11.59% for Tier I and Total Risk-Based Capital, respectively, at December 31, 2004.
A minimum leverage ratio is required in addition to the risk-based capital standards and is defined as period-end shareholders’ equity and qualifying trust preferred securities, less other comprehensive income, goodwill and deposit-based intangibles, divided by average assets as adjusted for goodwill and other intangible assets. Although a minimum leverage ratio of 4% is required for the highest-rated financial holding companies that are not undertaking significant expansion programs, the Federal Reserve Board may require a financial holding company to maintain a leverage ratio greater than 4% if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve Board. The Federal Reserve Board uses the leverage and risk-based capital ratios to assess capital adequacy

Umpqua Holdings Corporation
of banks and financial holding companies. Our consolidated leverage ratios at December 31, 2004 and 2003 were 9.55%, and 9.40%, respectively.
At December 31, 2004, all three of the capital ratios of the Bank exceeded the minimum ratios required by federal regulation. Management monitors these ratios on a regular basis to ensure that the Bank remains within regulatory guidelines. Further information regarding the actual and required capital ratios is provided in Note 18 of the Notes to Consolidated Financial Statements in Item 8 below.
Our cash dividend per share was increased by 50%, to $0.06 per quarter, effective with the declaration in June 2004. This increase was approved by the Board of Directors in connection with its annual review of our capital plan and in consideration of the growth in net income per share. The payment of cash dividends is subject to regulatory limitations as described under the Supervision and Regulation section of Part I of this report. There is no assurance that future cash dividends will be declared or increased. The following table presents cash dividends declared and dividend payout ratios (dividends declared per share divided by basic earnings per share) for the years ended December 31, 2004, 2003 and 2002:
Cash Dividends and Payout Ratios

	2004	2003	2002

Dividend declared per share	$0.22	$0.16	$0.16
Dividend payout ratio	17%	13%	15%
Our board of directors has approved a stock repurchase plan for up to 1.5 million shares of common stock. As of December 31, 2004, a total of 1.1 million shares remain available for repurchase under this authorization, which expires on June 30, 2005. In addition, our stock option plans provide for option holders to pay for the exercise price in part or whole by tendering previously held shares. Although no shares were repurchased in open market transactions during the third or fourth quarters of 2004, we do expect to repurchase additional shares in the future. The timing and amount of such repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings and our capital plan.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The absolute level and volatility of interest rates can have a significant impact on our profitability. The objective of interest rate risk management is to identify and manage the sensitivity of net interest income to changing interest rates to achieve our overall financial objectives. Based on economic conditions, asset quality and various other considerations, management establishes tolerance ranges for interest rate sensitivity and manages within these ranges. Net interest income and the fair value of financial instruments are greatly influenced by changes in the level of interest rates. We manage exposure to fluctuations in interest rates through policies that are established by the Asset/ Liability Management Committee (“ALCO”). The ALCO meets monthly and has responsibility for developing asset/liability management policy, formulating and implementing strategies to improve balance sheet positioning and earnings and reviewing interest rate sensitivity. The Board of Directors’ Loan and Investment Committee provides oversight of the asset/liability management process, reviews the results of the interest rate risk analyses prepared for the ALCO and approves the asset/liability policy on an annual basis.
Management utilizes an interest rate simulation model to estimate the sensitivity of net interest income to changes in market interest rates. Such estimates are based upon a number of assumptions for each scenario, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments. Interest rate sensitivity is a function of the repricing characteristics of our interest earning assets and interest bearing liabilities. These repricing characteristics are the time frames within which the interest bearing assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity during the life of the instruments. Interest rate sensitivity management focuses on the maturity structure of assets and liabilities and their repricing characteristics during periods of changes in market interest rates. Effective interest rate sensitivity management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable timeframe, thereby minimizing the impact of interest rate changes on net interest income. Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities at a point in time that are subject to repricing at various time horizons: immediate to three months, four to twelve months, one to five years, over five years, and on a cumulative basis. The differences are known as interest sensitivity gaps. The table below sets forth interest sensitivity gaps for these different intervals as of December 31, 2004.

Interest Sensitivity Gap

	By Repricing Interval
December 31, 2004					Non-Rate-
(in thousands)	0-3 Months	4-12 Months	1-5 Years	Over 5 Years	Sensitive	Total

Assets
Temporary investments	$23,646	$—	$—	$—	$—	$23,646
Securities available-for-sale	108,436	123,298	337,982	109,320	(3,052)	675,984
Securities held-to-maturity	—	30	2,680	9,097	—	11,807
Trading account assets	1,577	—	—	—	—	1,577
Loans and loans held for sale	1,521,215	512,678	1,335,104	111,256	8,442	3,488,695
Non-interest-earning assets	—	—	—	—	671,326	671,326

Total assets	1,654,874	636,006	1,675,766	229,673	676,716	$4,873,035

Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	1,504,397					1,504,397
Savings deposits	452,686					452,686
Time deposits	256,327	368,408	310,795	14,763		950,293
Securities sold under agreements to repurchase	60,267					60,267
Federal funds purchased	28,000					28,000
Term debt	117,787	60,000	29,451	37,824	9,645	254,707
Non-interest-bearing liabilities and shareholders’ equity	—	—	—	—	1,622,685	1,622,685

Total liabilities and shareholders’ equity	2,419,464	428,408	340,246	52,587	1,632,330	$4,873,035

Interest rate sensitivity gap	(764,590)	207,598	1,335,520	177,086	(955,614)
Cumulative interest rate sensitivity gap	$(764,590)	$(556,992)	$778,528	$955,614	$—

Cumulative gap as a % of earning assets	-18.2%	-13.3%	18.5%	22.7%

Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly, while the timing of repricing for both the asset and the liability remains the same, thus impacting net interest income. This characteristic is referred to as basis risk and generally relates to the possibility that the repricing characteristics of short-term assets tied to the prime rate are different from those of short-term funding sources such as certificates of deposit. Varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities that are not reflected in the interest rate sensitivity analysis. These prepayments may have a significant impact on our net interest margin. Because of these factors, an interest sensitivity gap analysis may not provide an accurate assessment of our exposure to changes in interest rates.
We utilize an interest rate simulation model to monitor and evaluate the impact of changing interest rates on net interest income. The estimated impact on our net interest income over a time horizon of one year as of December 31, 2004 is indicated in the table below. For the scenarios shown, the interest rate simulation assumes a parallel and sustained shift in market interest rates ratably over a twelve-month period and no change in the composition or size of the balance sheet. For example, the “up 200 basis points” scenario is based on a theoretical increase in market rates of 16.7 basis points per month for twelve months.

Umpqua Holdings Corporation
Interest Rate Simulation Impact on Net Interest Income

(in thousands)
	2004		2003

	Increase (Decrease)		Increase (Decrease)
	in Net Interest		in Net Interest
	Income From	Percentage	Income From	Percentage
Scenario	Base Scenario	Change	Base Scenario	Change

Up 200 basis points	$7,265	3.3%	$5,433	4.2%
Up 100 basis points	$6,138	2.8%	$3,434	2.7%
Down 100 basis points	$(6,503)	-3.0%	$(4,199)	-3.1%
Down 200 basis points	$(13,986)	-6.4%	$(6,852)	-5.3%
As of December 31, 2004 and 2003, we believe our balance sheet was in an “asset-sensitive” position, as the repricing characteristics were such that an increase in market interest rates would have a positive effect on net interest income and a decrease in market interest rates would have negative effect on net interest income. It should be noted that some of the assumptions made in the simulation model may not materialize and unanticipated events and circumstances will occur. In addition, the simulation model does not take into account any future actions which we could undertake to mitigate an adverse impact due to changes in interest rates from those expected or in the actual level of market interest rates.
A second interest rate sensitivity measure we utilize is the quantification of market value changes for all financial assets and liabilities, given an increase or decrease in market interest rates. This approach provides a longer-term view of interest rate risk, capturing all future expected cash flows. Assets and liabilities with option characteristics are measured based on different interest rate path valuations using statistical rate simulation techniques.
The table below illustrates the effects of various market interest rate changes, or “shocks”, on the fair values of financial assets and liabilities (excluding mortgage servicing rights) as compared to the corresponding carrying values and fair values as of December 31, 2004:
Interest Rate Simulation Impact on Fair Value of Financial Assets and Liabilities

(in thousands)
	Increase (Decrease) in Estimated	Percentage
Scenario	Economic Value of Equity	Change

Up 200 basis points	$(131,755)	-16.6%
Up 100 basis points	$(66,321)	-8.3%
Down 100 basis points	$49,911	6.3%
Down 200 basis points	$116,282	14.4%
Impact of Inflation and Changing Prices
A financial institution’s asset and liability structure is substantially different from that of an industrial firm in that primarily all assets and liabilities of a bank are monetary in nature, with relatively little investment in fixed assets or inventories. Inflation has an important impact on the growth of total assets and the resulting need to increase equity capital at higher than normal rates in order to maintain appropriate capital ratios. We believe that the impact of inflation on financial results depends on management’s ability to react to changes in interest rates and, by such reaction, reduce the inflationary impact on performance. We have an asset/liability management program which attempts to manage interest rate sensitivity. In addition, periodic reviews of banking services and products are conducted to adjust pricing in view of current and expected costs.
Our financial statements included in Item 8 below have been prepared in accordance with accounting principles generally accepted in the United States, which requires us to measure financial position and operating results principally in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on our results of operations is through increased operating costs, such as compensation, utilities and travel expenses. In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the rate of inflation. Although interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond our control, including U.S. fiscal and monetary policy and general national and global economic conditions.

Umpqua Holdings Corporation
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Umpqua Holdings Corporation
Portland, Oregon
We have audited the accompanying consolidated balance sheets of Umpqua Holdings Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Umpqua Holdings Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Portland, Oregon
March 31, 2005

Umpqua Holdings Corporation
UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003
(in thousands, except shares	2004	2003

ASSETS
Cash and due from banks	$94,561	$103,565
Temporary investments	23,646	30,441

Total cash and cash equivalents	118,207	134,006
Trading account assets	1,577	1,265
Investment securities available for sale, at fair value	675,984	501,904
Investment securities held to maturity, at amortized cost	11,807	14,612
Mortgage loans held for sale	20,791	37,798
Loans	3,467,904	2,003,587
Allowance for loan losses	(44,229)	(25,352)

Net loans	3,423,675	1,978,235
Federal Home Loan Bank stock, at cost	14,218	7,168
Premises and equipment, net	85,681	63,328
Goodwill and other intangible assets, net	408,460	159,585
Mortgage servicing rights, net	11,154	10,608
Other assets	101,481	55,306

Total assets	$4,873,035	$2,963,815

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$891,731	$589,901
Interest bearing	2,907,376	1,788,291

Total deposits	3,799,107	2,378,192
Securities sold under agreements to repurchase and federal funds purchased	88,267	83,531
Term debt	88,451	55,000
Junior subordinated debentures	166,256	97,941
Other liabilities	43,341	30,182

Total Liabilities	4,185,422	2,644,846

COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY
Common stock, no par value, 100,000,000 shares authorized; issued and outstanding: 44,211,075 in 2004 and 28,411,816 in 2003	560,611	230,773
Retained earnings	128,112	89,058
Accumulated other comprehensive loss	(1,110)	(862)

Total shareholders’ equity	687,613	318,969

Total liabilities and shareholders’ equity	$4,873,035	$2,963,815

See notes to consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2004, 2003 and 2002
(in thousands, except per shre amounts)	2004	2003	2002

INTEREST INCOME
Interest and fees on loans	$170,791	$126,900	$86,967
Interest and dividends on investment securities
Taxable	24,076	11,948	8,942
Exempt from federal income tax	2,325	2,443	3,032
Dividends	254	307	466
Other interest income	612	534	918

Total Interest Income	198,058	142,132	100,325
INTEREST EXPENSE
Interest on deposits	30,999	23,608	21,545
Interest on federal funds purchased and repurchase agreements	794	502	372
Interest on borrowed funds	2,023	1,035	1,024
Interest on junior subordinated debentures	6,555	3,715	856

Total interest expense	40,371	28,860	23,797

Net interest income	157,687	113,272	76,528
Provision for loan losses	7,321	4,550	3,888

Net interest income after provision for loan losses	150,366	108,722	72,640
NON-INTEREST INCOME
Service charges on deposit accounts	17,404	12,556	8,640
Brokerage commissions and fees	11,829	9,498	9,012
Mortgage banking revenue	7,655	11,473	9,075
Other income	4,466	2,319	1,427
Net gain (loss) on sale of investment securities	19	2,155	(497)

Total non-interest income	41,373	38,001	27,657
NON-INTEREST EXPENSE
Salaries and employee benefits	67,351	53,090	37,117
Net occupancy and equipment	19,765	14,833	9,596
Communications	5,752	4,630	3,147
Marketing	4,228	3,567	1,837
Services	9,414	7,367	5,043
Supplies	1,995	2,100	1,591
Intangible amortization	1,512	404	405
Merger related expenses	5,597	2,082	2,752
Other expenses	9,565	7,196	5,226

Total non-interest expenses	125,179	95,269	66,714
Income before income taxes and discontinued operations	66,560	51,454	33,583
Provision for income taxes	23,270	17,970	12,032

Income from continuing operations	43,290	33,484	21,551
Gain on sale of discontinued operations, net of tax	3,375	—	—
Income from discontinued operations, net of tax	501	635	417

Net income	$47,166	$34,119	$21,968

BASIC EARNINGS PER SHARE
Continuing operations	$1.21	$1.18	$1.02
Discontinued operations	0.11	0.03	0.02

Net income	$1.32	$1.21	$1.04

DILUTED EARNINGS PER SHARE
Continuing operations	$1.19	$1.17	$1.01
Discontinued operations	0.11	0.02	0.02

Net income	$1.30	$1.19	$1.03

See notes to consolidated financial statements

Umpqua Holdings Corporation
UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

				Accumulated
CONSOLIDATED STATEMENTS OF CHANGES IN				Other
SHAREHOLDERS’ EQUITY	Common Stock			Comprehensive
For the years ended December 31, 2004, 2003 and 2002			Retained	Income	Comprehensive
(in thousands, except shaes)	Shares	Amount	Earnings	(Loss)	Income

BALANCE AT JANUARY 1, 2002	19,952,965	$92,268	$41,041	$1,992
Net income			21,968		$21,968
Other comprehensive income, net of tax:
Unrealized gains on securities arising during the year(1)				1,312	1,312

Comprehensive income					$23,280

Deferred compensation related to acquisitions		(356)
Deferred compensation earned during the year		140
Stock repurchased and retired	(14,893)	(228)
Stock options exercised and related tax benefit (Note 19)	223,438	2,285
Stock issued in connection with acquisitions (Note 3)	7,819,081	131,271
Cash dividends			(3,534)

Balance at December 31, 2002	27,980,591	$225,380	$59,475	$3,304

BALANCE AT JANUARY 1, 2003	27,980,591	$225,380	$59,475	$3,304
Net income			34,119		$34,119
Other comprehensive loss, net of tax:
Unrealized losses on securities arising during the year(2)				(4,166)	(4,166)

Comprehensive income					$29,953

Deferred compensation earned during the year		149
Stock repurchased and retired	(24,000)	(409)
Stock options exercised and related tax benefit (Note 19)	455,225	5,653
Cash dividends			(4,536)

Balance at December 31, 2003	28,411,816	$230,773	$89,058	$(862)

BALANCE AT JANUARY 1, 2004	28,411,816	$230,773	$89,058	$(862)
Net income			47,166		$47,166
Other comprehensive loss, net of tax:
Unrealized losses on securities arising during the year(3)				(248)	(248)

Comprehensive income					$46,918

Deferred compensation earned during the year		226
Stock repurchased and retired	(321,729)	(6,062)
Stock options exercised and related tax benefit (Note 19)	629,661	9,018
Stock issued in connection with acquisitions (Note 3)	15,491,327	326,656
Cash dividends			(8,112)

Balance at December 31, 2004	44,211,075	$560,611	$128,112	$(1,110)

(1)	Net unrealized holding gain on securities of $1,010 (net of $705 tax expense), plus reclassification adjustment for net losses included in net income of $302 (net of $195 tax benefit).
(2)	Net unrealized holding loss on securities of $2,858 (net of $1,849 tax benefit), plus reclassification adjustment for net gains included in net income of $1,308 (net of $847 tax expense).
(3)	Net unrealized holding loss on securities of $237 (net of $101 tax benefit), plus reclassification adjustment for net gains included in net income of $11 (net of $8 tax expense).
See notes to consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004, 2003 and 2002
($000’s)	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,166	$34,119	$21,968
Gain on sale of discontinued operations, net of tax	(3,375)	—	—
Income from discontinued operations, net of tax	(501)	(635)	(417)

Income from continuing operations	43,290	33,484	21,551
Adjustments to reconcile income from continuing operations to net cash provided by (used by) operating activities:
Federal Home Loan Bank stock dividends	(254)	(307)	(466)
Deferred income tax expense (benefit)	6,910	4,074	(2,304)
Amortization of investment premiums, net	945	3,618	808
Origination of loans held for sale	(438,565)	(863,351)	(777,727)
Proceeds from sales of loans held for sale	456,548	901,386	745,824
Net decrease (increase) in trading account assets	(312)	640	1,105
Provision for loan losses	7,321	4,550	3,888
Gain on sales of loans	(976)	(13,484)	(10,577)
(Gain) loss on sale of investment securities available-for-sale	(19)	(2,155)	497
Increase (decrease) in mortgage servicing rights	569	(982)	(5,424)
Depreciation and amortization	7,769	5,961	3,768
Tax benefit of stock options exercised	(3,079)	(911)	(781)
Net decrease (increase) in other assets	14,866	(18,765)	(5,503)
Net (decrease) increase in other liabilities	(10,974)	4,552	(2,651)
Other, net	1,873	(415)	1,919

Net cash provided by (used by) operating activities of continuing operations	85,912	57,895	(26,073)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(133,763)	(399,235)	(158,987)
Purchases of Federal Home Loan Bank stock	(3,027)	(2,115)	—
Sales and maturities of investment securities available-for-sale	177,886	220,157	119,236
Redemption of Federal Home Loan Bank stock	663	1,843	3,747
Maturities of investment securities held-to-maturity	2,846	3,833	1,011
Net loan and lease originations	(418,059)	(226,554)	(148,737)
Purchase of loans	(20,352)	(11,000)	—
Disposals of furniture and equipment	17,312	3,277	1,423
Acquisitions	50,894	—	(15,074)
Investment in subsidiary	—	—	(638)
Proceeds from sales of loans	27,631	4,449	16,176
Purchases of premises and equipment	(20,141)	(13,911)	(8,767)

Net cash used by investing activities	(318,110)	(419,256)	(190,610)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit liabilities	229,889	275,856	176,948
Net (decrease) increase in Fed funds purchased	(12,000)	35,000	(2,500)
Net increase (decrease) in securities sold under agreements to repurchase	16,736	12,299	(1,764)
Dividends paid on common stock	(8,112)	(4,536)	(3,534)
Proceeds from the issuance of Trust preferred securities	—	20,000	75,000
Proceeds from stock options exercised	9,018	5,653	2,285
Retirement of common stock	(6,062)	(409)	(228)
Term debt borrowings	270	50,000	30,000
Repayments of term debt	(13,340)	(19,038)	(46,970)

Net cash provided by financing activities	216,399	374,825	229,237

Net (decrease) increase in cash and cash equivalents	(15,799)	13,464	12,554
Cash and cash equivalents, beginning of year	134,006	120,542	107,988

Cash and cash equivalents, end of year	$118,207	$134,006	$120,542

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$37,862	$29,022	$22,561
Income taxes	$16,257	$15,230	$14,045
See notes to consolidated financial statements

Umpqua Holdings Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004, 2003 and 2002
NOTE 1–SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations—Umpqua Holdings Corporation (the “Company”) is a financial holding company headquartered in Portland, Oregon, that is engaged primarily in the business of commercial and retail banking and the delivery of retail brokerage services. The Company provides a wide range of banking, asset management, mortgage banking and other financial services to corporate, institutional and individual customers through its wholly-owned banking subsidiary Umpqua Bank (the “Bank”). The Company engages in the retail brokerage business through its wholly-owned subsidiary Strand, Atkinson, Williams & York, Inc. (“Strand”). The Company and its subsidiaries are subject to regulation by certain federal and state agencies and undergo periodic examination by these regulatory agencies.
Basis of Financial Statement Presentation—The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with prevailing practices within the banking and securities industries. In preparing such financial statements, management is required to make certain estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses for the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of mortgage servicing rights.
Consolidation—The accompanying consolidated financial statements include the accounts of the Company, the Bank and Strand. All significant intercompany balances and transactions have been eliminated in consolidation.
Cash and Cash Equivalents—include cash and due from banks, federal funds sold and interest bearing balances due from other banks.
Trading Account Securities—Debt securities held for resale are classified as trading account securities and reported at fair value. Realized and unrealized gains or losses are recorded in non-interest income. For all periods presented, the only securities classified as trading were held by Strand.
Investment Securities—are classified as held-to-maturity if the Company has both the intent and ability to hold those securities to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the effective interest method over their contractual lives.
Securities are classified as available-for-sale if the Company intends and has the ability to hold those securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available-for-sale are carried at fair value. Unrealized holding gains or losses are included in other comprehensive income as a separate component of shareholders’ equity, net of tax. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.
Unrealized losses due to fluctuations in the fair value of securities held to maturity or available for sale are recognized through earnings when it is determined that an other than temporary decline in value has occurred. No other than temporary impairment losses were recognized in the years ended December 31, 2004, 2003 or 2002. Additional information on recent developments in the accounting for securities that are considered impaired is included under the heading Recently Issued Accounting Pronouncements below. Additional information on investment securities is included in Note 5.
Loans Held For Sale—includes mortgage loans and are reported at the lower of cost or market value. Cost approximates market value, given the short duration of these assets. Gains or losses on the sale of loans that are held for sale are recognized at the time of the sale and determined by the difference between net sale proceeds and the net book value of the loans less the estimated fair value of any retained mortgage servicing rights.
Loans—are stated at the amount of unpaid principal, net of unearned income and any deferred fees or costs. All discounts and premiums are recognized over the estimated life of the loan as yield adjustments. This estimated life is adjusted for prepayments.

Loans are classified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due, in accordance with the terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows (discounted at the loan’s effective interest rate) or, for collateral dependent loans, at fair value of the collateral. If the measurement of the impaired loans’ value is less than the recorded investment in the loan, an impairment allowance is created by either charging the provision for loan losses or allocating an existing component of the allowance for loan losses. Additional information on loans is included in Note 6.
Income Recognition on Non-Accrual and Impaired Loans—Loans, including impaired loans, are classified as non-accrual if the collection of principal and interest is doubtful. Generally, this occurs when a loan is past due as to maturity or payment of principal or interest by 90 days or more, unless such loans are well-secured and in the process of collection. If a loan or portion thereof is partially charged-off, the loan is considered impaired and classified as non-accrual. Loans that are less than 90 days past due may also be classified as non-accrual if repayment in full of principal and/or interest is in doubt.
When a loan is classified as non-accrual, all uncollected accrued interest is reversed to interest income and the accrual of interest income is terminated. Generally, any cash payments are applied as a reduction of principal outstanding. In cases where the future collectibility of the principal balance in full is expected, interest income may be recognized on a cash basis. A loan may be restored to accrual status when the borrower’s financial condition improves so that full collection of principal is considered likely. For those loans placed on non-accrual status due to payment delinquency, this will generally not occur until the borrower demonstrates repayment ability over a period of not less than six months.
The decision to place a loan on non-accrual status or to classify a loan as impaired is made by the Bank’s Allowance for Loan Losses Committee. This Committee meets regularly to review the status of all problem and potential problem loans. If the Committee concludes a loan is impaired but recovery of the full principal and interest is expected, an impaired loan may remain on accrual status.
Allowance for Loan Losses—is maintained at a level that, in the opinion of management, is adequate to absorb probable incurred losses inherent in the loan portfolio. Management determines the adequacy of the allowance based upon reviews of individual loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other relevant factors. The allowance is based on estimates, and ultimate losses may vary from the current estimates. These estimates are evaluated on a regular basis and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Loans or portions thereof deemed uncollectible are charged to the allowance. Provisions for losses, and recoveries on loans previously charged off, are added to the allowance. Additional information on the allowance for loan losses is included in Note 6.
Reserve for Unfunded Commitments—is maintained at a level that, in the opinion of management, is adequate to absorb probable losses associated with the Bank’s commitment to lend funds under existing agreements such as letters or lines of credit. Management determines the adequacy of the reserve for unfunded commitments based upon reviews of individual credit facilities, current economic conditions, the risk characteristics of the various categories of commitments and other relevant factors. The reserve is based on estimates, and ultimate losses may vary from the current estimates. These estimates are evaluated on a regular basis and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Draws on unfunded commitments that are considered uncollectible at the time funds are advanced are charged to the allowance. Provisions for unfunded commitment losses, and recoveries on loans previously charged off, are added to the reserve for unfunded commitments, which is included in the Other Liabilities section of the consolidated balance sheets.
Prior to September 30, 2004, the reserve for unfunded commitments was in the allowance for loan losses. During the third quarter of 2004, approximately $1.2 million of the allowance was reclassified to establish the reserve for unfunded commitments. Prior to January 1, 2004, there was not any specific component of the allowance for loan losses ascribed to unfunded commitments, therefore this reclassification was not applied to periods prior to 2004.
Loan Fees and Direct Loan Origination Costs—Loan origination and commitment fees and direct loan origination costs are deferred and recognized as an adjustment to the yield over the life of the related loans.
Income Taxes—are accounted for using the asset and liability method. Under this method a deferred tax asset or liability is determined based on the enacted tax rates which will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s income tax returns. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the

Umpqua Holdings Corporation and Subsidiaries
enactment date. Valuation allowances are established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not, that all or some portion of the potential deferred tax asset will not be realized.
Mortgage Servicing Rights—Mortgage servicing rights (“MSR”) retained are measured by allocating the carrying value of the loans between the assets sold and the interest retained, based on the relative fair value at the date of the securitization. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, MSR are capitalized at their allocated carrying value and amortized in proportion to, and over the period of, estimated future net servicing income.
The Company assesses impairment of the MSR based on the fair value of those rights. For purposes of measuring impairment, the MSR are stratified based on interest rate characteristics (fixed-rate and adjustable-rate), as well as by coupon rate. In order to determine the fair value of the MSR, the present value of expected future cash flows are estimated. Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income.
The carrying value of MSR is evaluated for possible impairment on a quarterly basis in accordance with SFAS No. 140. If an impairment condition exists for a particular valuation tranche, a valuation allowance is established for the excess of amortized cost over the estimated fair value through a charge to mortgage servicing fee revenue. If, in subsequent periods, the estimated fair value is determined to be in excess of the amortized cost net of the related valuation allowance, the valuation allowance is reduced through a credit to mortgage servicing revenue. Additional information on MSR is provided in Note 8.
SBA/USDA Loans Sold—The Bank, on a regular basis, sells or transfers loans, including the guaranteed portion of Small Business Administration (“SBA”) and Department of Agriculture (“USDA”) loans (with servicing retained) for cash proceeds equal to the principal amount of loans, as adjusted to yield interest to the investor based upon the current market rates. The Bank records an asset representing the right to service loans for others when it sells a loan and retains the servicing rights. The carrying value of loans is allocated between the loan and the servicing rights, based on their relative fair values. The fair value of servicing rights is estimated by discounting estimated future cash flows from servicing using discount rates that approximate current market rates and using estimated prepayment rates. The servicing rights are carried at the lower of cost or market and are amortized in proportion to, and over the period of, the estimated net servicing income, assuming prepayments.
For purposes of evaluating and measuring impairment, servicing rights are based on a discounted cash flow methodology, current prepayment speeds and market discount rate. Any impairment is measured as the amount by which the carrying value of servicing rights for a stratum exceeds its fair value. The carrying value of SBA/ USDA servicing rights at December 31, 2004 and 2003 were $685,000 and $137,000, respectively. No impairment charges were recorded for the years ended December 31, 2004, 2003 or 2002 related to SBA/ USDA servicing assets.
A premium over the adjusted carrying value is received upon the sale of the guaranteed portion of an SBA or USDA loan. The Bank’s investment in an SBA or USDA loan is allocated among the sold and retained portions of the loan based on the relative fair value of each portion at the time of loan origination, adjusted for payments and other activities. Because the portion retained does not carry an SBA or USDA guarantee, part of the gain recognized on the sold portion of the loan may be deferred and amortized as a yield enhancement on the retained portion in order to obtain a market equivalent yield.
Premises and Equipment—are stated at cost less accumulated depreciation and amortization. Depreciation is provided over the estimated useful life of equipment, generally three to ten years, on a straight-line or accelerated basis. Depreciation is provided over the estimated useful life of premises, up to 39 years, on a straight-line or accelerated basis. Leasehold improvements are amortized over the life of the related lease, or the life of the related asset, whichever is shorter. Expenditures for major renovations and betterments of the Company’s premises and equipment are capitalized.
In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, management reviews long-lived assets and intangibles any time that a change in circumstance indicates that the carrying amount of these assets may not be recoverable. Recoverability of these assets is determined by comparing the carrying value of the asset to the forecasted undiscounted cash flows of the operation associated with the asset. If the evaluation of the forecasted cash flows indicates that the carrying value of the asset is not recoverable, the asset is written down to fair value.
Additional information on premises and equipment is provided in Note 7.
Goodwill and Other Intangibles—are comprised of goodwill and core deposit intangibles acquired in business combinations. Goodwill and intangible assets with indefinite useful lives are not amortized. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and also reviewed for impairment.

Amortization of core deposit intangibles is included in other non-interest expense in the consolidated statements of income. Goodwill is tested for impairment on a quarterly basis and more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. Additional information on goodwill and intangible assets is included in Note 9.
Other Real Estate Owned—represents real estate which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned is recorded at the lower of the carrying amount of the loan or fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at date of acquisition are charged to the allowance for loan losses. After foreclosure, management periodically performs valuations and the real estate is carried at the lower of its new cost basis or fair value net of estimated costs to sell. Revenue and expenses from operations and subsequent adjustments to the carrying amount of the property are included in other non-interest expense in the consolidated statements of income.
In some instances, the Bank makes loans to facilitate the sales of other real estate owned. Management reviews all sales for which it is the lending institution for compliance with sales treatment under provisions established by SFAS No. 66, Accounting for Sales of Real Estate.
Federal Home Loan Bank Stock—represents the Bank’s investment in Federal Home Loan Banks of Seattle and of San Francisco (“FHLB”) stock and is carried at par value, which reasonably approximates its fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets or FHLB advances. At December 31, 2004, the Bank’s minimum required investment was approximately $14 million. The Bank may request redemption at par value of any stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB.
Reclassifications—Certain amounts reported in prior years’ financial statements have been reclassified to conform to the current presentation. The effects of the reclassifications are not considered material.
Operating Segments—SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, requires public enterprises to report certain information about their operating segments in a complete set of financial statements to shareholders. It also requires reporting of certain enterprise-wide information about the Company’s products and services, its activities in different geographic areas, and its reliance on major customers. The basis for determining the Company’s operating segments is the manner in which management operates the business. Management has identified three primary business segments, Community Banking, Retail Brokerage and Mortgage Banking. Additional information on Operating Segments is provided in Note 21.
Stock-Based Compensation—The Company has one active stock-based compensation plan that provides for the granting of stock options and restricted stock awards to eligible employees and directors that are accounted for under the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Under the intrinsic value method, compensation expense is recognized only to the extent an option’s exercise price is less than the market value of the underlying stock on the date of grant. For all options originally granted by the Company, no compensation cost has been recognized in the accompanying statement of income. Compensation cost has been recognized for certain options that were assumed in connection with the acquisition of Centennial Bancorp and Humboldt Bancorp that were unvested as of the date the acquisitions were completed.

Umpqua Holdings Corporation and Subsidiaries
The following table presents the effect on net income and earnings per share if the fair value based method prescribed by SFAS No. 123 had been applied to all outstanding and unvested awards in each period:
Stock-Based Compensation Disclosure

Years Ended December 31,
(in thousands, except per share data)
	2004	2003	2002

NET INCOME, AS REPORTED	$47,166	$34,119	$21,968
Add stock-based employee compensation expense included in reported net income, net of tax effects	50	87	81
Deduct stock-based employee compensation determined under the fair-value-based method for all awards, net of tax effects	(667)	(858)	(325)

Pro forma net income	$46,549	$33,348	$21,724

INCOME FROM CONTINUING OPERATIONS, AS REPORTED	$43,290	$33,484	$21,551
Add stock-based employee compensation expense included in reported income from continuing operations, net of tax effects	50	87	81
Deduct stock-based employee compensation determined under the fair-value-based method for all awards, net of tax effects	(667)	(858)	(325)

Pro forma income from continuing operations	$42,673	$32,713	$21,307

NET INCOME PER SHARE:
Basic—as reported	$1.32	$1.21	$1.04
Basic—pro forma	1.30	1.18	1.03
Diluted—as reported	1.30	1.19	1.03
Diluted—pro forma	1.28	1.16	1.02
INCOME FROM CONTINUING OPERATIONS PER SHARE:
Basic—as reported	$1.21	$1.18	$1.02
Basic—pro forma	1.19	1.16	1.01
Diluted—as reported	1.19	1.17	1.01
Diluted—pro forma	1.17	1.14	1.00
The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model, as permitted, using the following weighted-average assumptions:

	2004	2003	2002

Dividend yield	2.00%	1.35%	2.09%
Expected life (years)	8.2	6.8	6.4
Expected volatility	39%	45%	46%
Risk-free rate	4.45%	5.00%	5.00%
Weighted average grant date fair value of options granted	$9.27	$8.16	$6.93
The Company’s stock compensation plan provides for granting of restricted stock awards. The restricted stock awards generally vest ratably over 5 years and are recognized as expense over that same period of time. For the years ended December 31, 2004, 2003 and 2002, compensation expense of $256,422, $52,468 and $0, respectively, was recognized in connection with restricted stock grants.
Additional information on recently issued accounting pronouncements that will impact the accounting for stock options is included below under the heading Recently Issued Accounting Pronouncements.
Earnings per Share—Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in a similar manner, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares were issued using the treasury stock method. For all periods presented, stock options are the only potentially dilutive instruments issued by the Company.
During 2004, the Company entered into a transaction that resulted in certain financial results being reported as a discontinued operation. Accordingly, the presentations for all periods include basic and diluted earnings per share from continuing operations and discontinued operations. These are computed in the same manner as described above, except the numerator being income from continuing operations or income from discontinued operations (net of tax), respectively (See Note 2).
Recently Issued Accounting Pronouncements—In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share Based Payment, a revision to the previously issued guidance on accounting for stock options and other forms of equity-based compensation. SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based forms of compensation issued to employees. For the Company, this standard will become effective for the third quarter of 2005.
The method of determining the grant date fair value of stock options under SFAS No. 123R is substantially the same as the method currently used to calculate the pro forma impact on net income and earnings per share as presented in Note 14. Accordingly, the Company does not expect the impact of adoption of SFAS No. 123R on earnings per share will be materially different from the current pro forma disclosure.
Companies may elect one of two methods for adoption of SFAS No. 123R. Under the modified prospective method, any awards that are granted or modified after the date of adoption will be measured and accounted for under the provisions of SFAS No. 123R. The unvested portion of previously granted awards will continue to be accounted for under SFAS No. 123, Accounting for Stock-Based Compensation, except that the compensation expense associated with the unvested portions will be recognized in the statement of income. Under the modified retrospective method, all amounts previously reported are restated to reflect the amounts in the SFAS No. 123 pro forma disclosure. The Company expects to make a decision with respect to the method of adoption during the second quarter of 2005.
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
In March 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force regarding issue 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-01”). The consensus provided guidance for determining when an investment is other-than-temporarily-impaired and established disclosure requirements for investments with unrealized losses. The guidance was effective for periods beginning after June 15, 2004. On September 30, 2004, the FASB deferred the implementation of the recognition criteria of EITF 03-01 pending a review of the guidance in light of comments received. We will evaluate the potential impact this guidance may have on our financial condition and results of operations when it is released in final form.
In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities (revised December 2003). In December 2003, the FASB made revisions and delayed implementation of certain provisions of FIN 46 with the issuance of FIN 46R. FIN 46R provides guidance on how to identify the primary beneficiary of a variable interest entity and determine when the variable interest entity should be consolidated by the primary beneficiary. The recognition and measurement provisions of FIN 46, were adopted for our Trust subsidiaries for the quarter ended September 30, 2003, and for other variable interest entities under Fin 46R for the quarter ended March 31, 2004. The adoption did not have a material impact on our financial condition or results of operations.
NOTE 2. DISCONTINUED OPERATIONS
During the fourth quarter of 2004, the Bank sold its merchant bankcard portfolio to an unrelated third party for $5.9 million in cash. The gain on sale, after selling costs and other expenses, was $5.6 million. This gain, net of $2.2 million in related tax expense, is reflected as gain on sale of discontinued operations, net of tax, in the statement of income for 2004. Except for standard representations and warranties, the Bank assumed no liability subsequent to completion of the sale.
The following table presents the contribution components from the Bank’s merchant bankcard operations for the years ended December 31, 2004, 2003 and 2002:
Contribution from Merchant Bankcard

(in thousands)
	2004	2003	2002

Other non-interest income	$827	$1,042	$686
Provision for income taxes	(326)	(407)	(269)

Income from discontinued operations, net of tax	$501	$635	$417

Umpqua Holdings Corporation and Subsidiaries
At December 31, 2004, a liability of $239,000 was recorded in connection with professional fees and contract termination costs related to the sale of the merchant bankcard portfolio. This liability is expected to be relieved through cash payments by December 31, 2005.
In accordance with SFAS No. 144, Impairment of Long-Lived Assets, the financial results related to the merchant bankcard operation (exclusive of the gain on sale) have been reclassified as income from discontinued operations, net of tax, in the statements of income for all periods presented. Although the gain on sale of discontinued operations, net of tax and income from discontinued operations, net of tax are shown separately on the statements of income, they have been combined for all other presentations in this Report. Collectively, they are referred to as income from discontinued operations, net of tax.
NOTE 3. BUSINESS COMBINATIONS
On July 9, 2004, the Company acquired all of the outstanding common stock of Humboldt Bancorp (“Humboldt”) of Roseville, California, the parent company of Humboldt Bank, in an acquisition accounted for under the purchase method of accounting. The results of Humboldt’s operations have been included in the consolidated financial statements since that date. This merger was consistent with the Company’s community banking expansion strategy and provides the opportunity to enter growth markets in Northern California with an established franchise of 27 stores.
The aggregate purchase price was $328 million and included common stock valued at $310 million, stock options valued at $17 million and direct merger costs of $1 million. The value of the 15.5 million common shares issued was determined based on the $19.98 average closing market price of the Company’s common stock for the two trading days before and after announcement of the merger agreement on March 15, 2004. Outstanding Humboldt stock options were converted (using the same 1:1 exchange ratio applied to the share conversion) into approximately 1.1 million Umpqua Holdings Corporation stock options, at a weighted average fair value of $15.58 per option.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:
Humboldt

(in thousands)

ASSETS ACQUIRED:
Investment securities	$219,430
Loans, net	1,042,038
Premises & equipment, net	28,252
Goodwill	238,205
Core deposit intangible asset	11,646
Other assets	122,268

Total assets acquired	1,661,839

LIABILITIES ASSUMED:
Deposits	1,192,059
Term debt	47,142
Junior subordinated debentures	68,561
Other liabilities	27,211

Total liabilities assumed	1,334,973

Net assets acquired	$326,866

Subsequent to the acquisition, certain of these assets were adjusted as part of the allocation of the purchase price. Additional adjustments may be made to the purchase price allocation, specifically related to other assets, taxes and compensation adjustments. At December 31, 2004, the goodwill asset recorded in connection with the Humboldt acquisition was approximately $239 million.
The following tables present unaudited pro forma results of operations for the years ended December 31, 2004 and 2003 as if the acquisitions of Humboldt had occurred on January 1, 2003. Since Humboldt completed its merger with California Independent Bancorp (“CIB”) on January 6, 2004, the pro forma results for that transaction are presented separately in the tables. The Company expects to realize significant revenue enhancements and cost savings as a result of the Humboldt merger that are not reflected in the pro forma consolidated condensed statements of income. No assurance can be given with respect to the ultimate level of such revenue enhancements or cost savings. The pro forma results do not necessarily indicate the results that would have been obtained had the acquisitions actually occurred on January 1, 2003:

Pro Forma Financial Information–Unaudited

2004
(in thousands, except per share data)				Pro Forma		Pro Forma
	Umpqua	Humboldt(d)	CIB(e)	Adjustments		Combined

Net interest income	$157,687	$32,607	$165	$736	(a)	$191,195
Provision for loan losses	7,321	1,243	—	—		8,564
Non-interest income	41,373	6,935	34	—		48,342
Non-interest expense	125,179	26,852	18	1,198	(b)	153,247

Income from continuing operations, before income taxes	66,560	11,447	181	(462)		77,726
Provision for income taxes	23,270	3,503	65	(194)	(c)	26,644

Income from continuing operations	$43,290	$7,944	$116	$(268)		$51,082

EARNINGS PER SHARE FROM CONTINUING OPERATIONS:
Basic	$1.21					$1.19
Diluted	$1.19					$1.16
AVERAGE SHARES OUTSTANDING:
Basic	35,804					43,107
Diluted	36,345					43,866

(a)	Includes $1.45 million of net accretion related to the Humboldt acquisition, less $712,000 of accretion recognized by Humboldt in connection with the CIB merger for the period January 1 through July 9, 2004.

(b)	Includes amortization of premises and fixed asset purchase accounting adjustments of $32,000 and core deposit intangible amortization of $1.17 million.

(c)	Income tax effect of pro forma adjustments.

(d)	Excludes merger-related costs for the Humboldt merger with Umpqua of $3.06 million.
(e)	Excludes merger-related costs for the CIB merger with Humboldt of $5.27 million and related tax benefit of $1.71 million.

2003
(in thousands, except per share data)				Pro Forma		Pro Forma
	Umpqua	Humboldt	CIB(d)	Adjustments		Combined

Net interest income	$113,272	$47,259	$14,658	$1,073	(a)	$176,262
Provision for loan losses	4,550	1,523	(690)	—		5,383
Non-interest income	38,001	9,048	2,002	—		49,051
Non-interest expense	95,269	40,560	12,163	2,396	(b)	150,388

Income from continuing operations, before income taxes	51,454	14,224	5,187	(1,323)		69,542
Provision for income taxes	17,970	3,992	1,788	(556)	(c)	23,194

Income from continuing operations	$33,484	$10,232	$3,399	$(767)		$46,348

EARNINGS PER SHARE FROM CONTINUING OPERATIONS:
Basic	$1.18					$1.06
Diluted	$1.17					$1.04
AVERAGE SHARES OUTSTANDING:
Basic	28,294					43,527
Diluted	28,666					44,540

(a)	Includes $1.82 million of interest expense related to the issuance of $27 million of subordinated debentures in connection with the CIB acquisition and $2.90 million of net accretion related to the Humboldt acquisition

Umpqua Holdings Corporation and Subsidiaries

(b)	Includes amortization of premises and fixed asset purchase accounting adjustments of $64,000 and core deposit intangible amortization of $2.33 million.

(c)	Income tax effect of pro forma adjustments.

(d)	Excludes merger related costs for the CIB merger of $483,000 and related tax benefit of $52,000.
On November 15, 2002 the Company completed the acquisition of Centennial Bancorp (“Centennial”), the parent company of Centennial Bank, in an acquisition accounted for under the purchase method of accounting. The results of Centennial’s operations have been included in the Company’s consolidated financial statements since that date. The aggregate purchase price was $146 million; each share of Centennial stock was exchanged for 0.5343 shares of Umpqua Holdings Corporation stock, or $9.35 in cash, or a combination thereof resulting in the issuance of 7.8 million shares.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:
Centennial

(in thousands)

ASSETS ACQUIRED:
Investment securities	$96,977
Loans, net	632,895
Premises & equipment, net	16,147
Goodwill	134,515
Core deposit intangible asset	352
Other assets	14,787

Total assets acquired	895,673

LIABILITIES ASSUMED:
Deposits	722,225
Securities sold under agreement to repurchase	7,281
Term debt	10,172
Other liabilities	9,968

Total liabilities assumed	749,646

Net assets acquired	$146,027

Subsequent to the acquisition, certain of these assets were adjusted as part of the allocation of the purchase price. At December 31, 2004, the goodwill asset recorded in connection with the Centennial acquisition was approximately $134 million.
The Company incurs significant expenses related to mergers that cannot be capitalized. Generally, these expenses begin to be recognized while due diligence is being conducted and continue until such time as all systems have been converted and operational functions fully integrated. Merger-related expenses are included as a line item on the statements of income.
The following table presents the key components of merger-related expense for years ended December 31, 2004, 2003 and 2002. Substantially all of the merger-related expenses incurred during 2004 were in connection with the Humboldt acquisition, substantially all of the merger-related expenses incurred during 2003 were in connection with the Centennial acquisition and merger-related expenses incurred during 2002 were in connection with the Centennial and prior acquisitions.
Merger-Related Expense

(in thousands)
	2004	2003	2002

Professional fees	$835	$92	$224
Compensation and relocation	607	526	726
Communications	98	169	1,079
Premises and equipment	2,636	657	—
Charitable contributions	131	—	—
Other	1,290	638	723

Total	$5,597	$2,082	$2,752

The following table summarizes activity in the Company’s accrued restructuring charges related to the Humboldt and Centennial acquisitions as well as prior acquisitions of Independent Financial Network, Inc. (INFN), Linn-Benton Bank (LBB) and VRB Bancorp (VRB):

Humboldt

(in thousands)	2004

Beginning balance	$—
ADDITIONS:
Charged to merger expense	304
Charged to goodwill	2,113
Charged to deferred tax asset	319
Charged to fixed assets	349
UTILIZATION:
Reductions credited to goodwill	(363)
Reductions credited to merger expense	(110)
Reclassifications	(472)
Payments and write-offs	(1,006)

Ending Balance	$1,134

	Centennial
(in thousands)
	2004	2003	2002

Beginning balance	$377	$3,905	$—
ADDITIONS:
Charged to merger expense	—	621	270
Charged to goodwill	—	248	3,880
UTILIZATION:
Reductions credited to goodwill	—	(1,602)	—
Reductions credited to merger expense	(37)	(21)	—
Reclassifications	13	(1,118)	—
Payments and write-offs	(154)	(1,656)	(245)

Ending Balance	$199	$377	$3,905

	INFN, LBB and VRB
(in thousands)
	2004	2003	2002

Beginning balance	$125	$237	$4,274
ADDITIONS:
Charged to merger expense	60	239	200
UTILIZATION:
Reclassifications	—	—	(184)
Payments and write-offs	(185)	(351)	(4,053)

Ending Balance	$—	$125	$237

The Company expects to incur approximately $1 million of additional merger-related expenses in connection with the Humboldt merger, principally during the first six months of 2005. No additional merger-related expenses are expected in connection with any other previous acquisitions.
NOTE 4. CASH AND DUE FROM BANKS
The Bank is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The amount of required reserve balance at December 31, 2004 and 2003 was approximately $26.1 million and $38.1 million, respectively, and was met by holding cash and maintaining an average balance with the Federal Reserve Bank.

Umpqua Holdings Corporation and Subsidiaries
NOTE 5. INVESTMENT SECURITIES
The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at December 31, 2004 and 2003:

December 31, 2004
(in thousands)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

AVAILABLE-FOR-SALE:
U.S. Treasury and agencies	$207,802	$90	$(1,263)	$206,629
Mortgage-backed securities and collateralized mortgage obligations	366,689	1,690	(2,911)	365,468
Obligations of states and political subdivisions	53,379	1,837	(280)	54,936
Other investment securities	50,117	—	(1,166)	48,951

	$677,987	$3,617	$(5,620)	$675,984

HELD-TO-MATURITY:
Obligations of states and political subdivisions	$11,432	$396	$—	$11,828
Other investment securities	375	—	—	375

	$11,807	$396	$—	$12,203

	Amortized	Unrealized	Unrealized
December 31, 2003	Cost	Gains	Losses	Fair Value

AVAILABLE-FOR-SALE:
U.S. Treasury and agencies	$172,263	$1,165	$(654)	$172,774
Mortgage-backed securities and collateralized mortgage obligations	257,483	1,008	(3,101)	255,390
Corporate obligations	23,542	768	(43)	24,267
Other investment securities	50,037	—	(564)	49,473

	$503,325	$2,941	$(4,362)	$501,904

HELD-TO-MATURITY:
Obligations of states and political subdivisions	$14,237	$765	$(3)	$14,999
Other investment securities	375	10	—	385

	$14,612	$775	$(3)	$15,384

Investment securities that were in an unrealized loss position as of December 31, 2004 are presented in the following table, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to interest rate differentials:

	Less than 12 Months		12 Months or Longer		Total

(in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury and agencies	$171,405	$541	$29,278	$722	$200,683	$1,263
Obligations of states and political subdivisions	7,432	280	—	—	7,432	280
Collateralized mortgage obligations	98,064	948	3,303	1,261	101,367	2,209
Mortgage-backed securities	53,582	385	14,765	317	68,347	702
Other investment securities	—	—	48,872	1,166	48,872	1,166

Total temporarily impaired securities	$330,483	$2,154	$96,218	$3,466	$426,701	$5,620

The unrealized losses on investments in U.S. Treasury and agencies securities were caused by interest rate increases subsequent to the purchase of the securities. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than par. Because the Bank has the ability and intent to hold these investments until a market price recovery or to maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

The unrealized losses on obligations of political subdivisions were caused by interest rate increases subsequent to the purchase of the securities. Management monitors published credit ratings of these securities and no adverse ratings changes have occurred since the date of purchase on obligations of political subdivisions in an unrealized loss position as of December 31, 2004. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Bank has the ability and intent to hold these investments until a market price recovery or to maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.
The unrealized losses on collateralized mortgage obligations and mortgage-backed securities were caused by interest rate increases subsequent to the purchase of the securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Bank has the ability and intent to hold these investments until a market price recovery or to maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.
Other investment securities consists primarily of investments in two mutual funds comprised largely of mortgage-related securities, although the funds may also invest in U.S. government or agency securities, bank certificates of deposit insured by the FDIC or repurchase agreements. The unrealized loss on other investment securities at December 31, 2004 is attributed to changes in interest rates and not credit quality. Since the Bank has the ability and intent to hold these investments until a market price recovery, the unrealized losses on these investments are not considered other-than-temporarily impaired.
The following table presents the maturities of investment securities at December 31, 2004:

	Available-for-Sale		Held-To-Maturity

(in thousands)	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

AMOUNTS MATURING IN:
Three months or less	$2,670	$2,677	$—	$—
Over three months through twelve months	34,523	34,778	30	30
After one year through three years	151,549	151,215	1,165	1,203
After three years through five years	255,610	252,548	1,140	1,176
After five years through fifteen years	178,982	180,181	8,142	8,451
After fifteen years	4,536	5,633	955	968
Other investment securities	50,117	48,952	375	375

	$677,987	$675,984	$11,807	$12,203

The amortized cost and fair value of collateralized mortgage obligations and mortgage-backed securities are presented by expected average life, rather than contractual maturity, in the preceding table. Expected maturities differ from contractual maturities because borrowers may have the right to prepay underlying loans without prepayment penalties.
The following table presents the gross realized gains and gross realized losses on the sale of securities available-for-sale for the years ended December 31, 2004, 2003 and 2002:

	2004		2003		2002
(in thousands)
	Gains	Losses	Gains	Losses	Gains	Losses

U.S. Treasury and agencies	$—	$—	$5	$—	$—	$11
Obligations of states and political subdivisions	22	3	2,264	115	10	—
Mortgage-backed securities and collateralized mortgage obligations	—	—	3	12	4	—
Other investment securities	—	—	10	—	404	904

	$22	$3	$2,282	$127	$418	$915

Umpqua Holdings Corporation and Subsidiaries
The following table presents, as of December 31, 2004, investment securities which were pledged to secure borrowings and public deposits as permitted or required by law:

(in thousands)
	Amortized Cost	Fair Value

SECURITIES PLEDGED:
To Federal Home Loan Bank to secure borrowings	$39,646	$39,357
To state and local governments to secure public deposits	103,254	103,431
To U.S. Treasury and Federal Reserve to secure customer tax payments	14	15
Other securities pledged	121,035	120,280

Total pledged securities	$263,949	$263,083

NOTE 6.	LOANS AND ALLOWANCE FOR LOAN LOSSES
The following table presents the major types of loans recorded in the balance sheets as of December 31, 2004 and 2003:

(in thousands)
	2004	2003

Real estate—construction and land development	$481,836	$238,218
Real estate—commercial and agricultural	1,700,640	939,424
Real estate—single and multi-family residential	445,976	264,663
Commercial, industrial and agricultural	745,733	515,125
Leases	18,351	10,918
Installment and other	86,543	42,145

	3,479,079	2,010,493
Deferred loan fees, net	(11,175)	(6,906)

Total loans	$3,467,904	$2,003,587

The following table summarizes activity related to the allowance for loan losses for the years ended December 31, 2004, 2003 and 2002:

(In thousands)
	2004	2003	2002

Balance, beginning of year	$25,352	$24,731	$13,221
Provision for loan losses	7,321	4,550	3,888
Charge-offs	(6,429)	(6,077)	(2,792)
Recoveries	1,944	2,148	558
Reclassification(1)	(1,216)	—	—
Acquisitions	17,257	—	9,856

Balance, end of year	$44,229	$25,352	$24,731

(1)	Reflects amount of allowance related to unfunded commitments, which was reclassified during the third quarter of 2004.
At December 31, 2004, the recorded investment in loans classified as impaired in accordance with SFAS No. 114, Accounting for Impaired Loans, totaled $27.5 million, with a corresponding valuation allowance (included in the allowance for loan losses) of $3.3 million. At December 31, 2003, the total recorded investment in impaired loans was $963,000, with no associated valuation allowances. The average recorded investment in impaired loans was approximately $14.4 million for 2004 and $1.1 million for 2003. For the years ended December 31, 2004, 2003, and 2002, interest income of $784,000, $79,000, and $113,000, respectively, was recognized in connection with impaired loans.
Non-accrual loans totaled $21.8 million at December 31, 2004 and $10.5 million at December 31, 2003. Foregone interest income resulting from loans being placed on non-accrual status totaled approximately $1.2 million, $405,000, and $406,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

NOTE 7.	PREMISES AND EQUIPMENT
The following table presents the major components of premises and equipment at December 31, 2004 and 2003:

(In thousands)
	2004	2003	2002

Land	$11,880	$8,553	9,171
Buildings and improvements	64,917	51,185	41,455
Furniture, fixtures and equipment	52,746	45,446	32,078

Total premises and equipment	129,543	105,184	82,704
Less: Accumulated depreciation and amortization	(43,862)	(41,856)	(24,119)

Premises and equipment, net	$85,681	$63,328	58,585

Depreciation expense totaled $7.8 million, $6.0 million and $3.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 8.	MORTGAGE SERVICING RIGHTS
The portfolio of residential mortgage loans serviced for others at December 31, 2004 and 2003 totaled $1.1 billion and $1.2 billion, respectively.
The following table summarizes the changes in the MSR asset for the years ended December 31, 2004, 2003 and 2002:

(in thousands)	2004	2003	2002

Balance, beginning of year	$10,608	$9,316	$4,876
Additions for new mortgage servicing rights capitalized	2,643	6,671	8,067
Amortization of servicing rights	(3,212)	(5,289)	(2,406)
Impairment recovery/ (charge)	1,115	(90)	(1,221)

Balance, end of year	$11,154	$10,608	$9,316

Balance of loans serviced for others	$1,064,000	$1,170,000	$985,000
MSR as a percentage of serviced loans	1.05%	0.91%	0.95%
The following table summarizes the changes in the valuation allowance for the years ended December 31, 2004, 2003 and 2002.

(in thousands)	2004	2003	2002

Balance, beginning of year	$1,907	$1,817	$596
(Impairment recovery)/charge	(1,115)	90	1,221

Balance, end of year	$792	$1,907	$1,817

Umpqua Holdings Corporation and Subsidiaries

NOTE 9.	GOODWILL AND CORE DEPOSIT INTANGIBLES
The following table summarizes the changes in the Company’s goodwill and core deposit intangible asset for the years ended December 31, 2004 and 2003. Goodwill is reflected by operating segment; all core deposit intangible is related to the Community Banking segment:

	Goodwill
				Core
	Community	Retail		Deposit
(In thousands)	Banking	Brokerage	Total	Intangible

Balance, December 31, 2002	$154,911	$3,697	$158,608	$2,359
Additions	250	—	250	—
Amortization	—	—	—	(404)
Adjustments(1)	(1,228)	—	(1,228)	—

Balance, December 31, 2003	153,933	3,697	157,630	1,955
Additions	238,741	—	238,741	11,646
Amortization	—	—	—	(1,512)

Balance, December 31, 2004	$392,674	$3,697	$396,371	$12,089

(1)	Includes adjustments related to the purchase price allocation for the Centennial acquisition.
The goodwill additions for 2004 were related to the Humboldt acquisition. Additional information on the purchase price allocation is provided in Note 3.
In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company has not recognized any amortization expense for goodwill for the periods presented in this Report.
Core deposit intangible assets were recorded in connection with certain acquisitions. During 2004, a core deposit intangible asset in the amount of $11.6 million was recorded in connection with the Humboldt acquisition.
The table below presents the forecasted amortization expense for 2005 through 2009 for core deposit intangible assets acquired in all mergers:
Expected Core Deposit Intangible Amortization

(in thousands)	Expected
Year	Amortization

2005	$2,430
2006	$2,019
2007	$1,687
2008	$1,413
2009	$1,195

NOTE 10.	INTEREST-BEARING DEPOSITS
The following table presents the major types of interest-bearing deposits at December 31, 2004 and 2003:

(in thousands)	2004	2003

Negotiable order of withdrawal (NOW)	$578,723	$318,214
Savings and money market	1,378,358	876,479
Time, $100,000 and over	470,685	288,928
Other time less than $100,000	462,951	304,670
Brokered time deposits	16,659	—

Total interest-bearing deposits	$2,907,376	$1,788,291

The following table presents interest expense for each deposit type for the years ended December 31, 2004, 2003 and 2002:

(in thousands)	2004	2003	2002

NOW	$956	$819	$251
Savings and money market	13,113	8,451	5,646
Time, $100,000 and over	9,162	6,315	5,392
Other time less than $100,000	7,371	8,023	10,256
Brokered time deposits	397	—	—

Total interest on deposits	$30,999	$23,608	$21,545

The following table presents maturities of time deposits as of December 31, 2004:

(in thousands)

Three months or less	$257,286
Over three months through twelve months	368,288
Over one year through three years	244,230
Over three years	80,491

Total time deposits	$950,295

NOTE 11.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
The following table presents information regarding securities sold under agreements to repurchase at December 31, 2004 and 2003:

		Weighted	Carrying	Market
		Average	Value of	Value of
	Repurchase	Interest	Underlying	Underlying
(in thousands)	Amount	Rate	Assets	Assets

December 31, 2004	$60,267	2.14%	$61,947	$61,555
December 31, 2003	$43,531	1.40%	$44,422	$44,224
The securities underlying agreements to repurchase entered into by the Bank are for the same securities originally sold, with a one-day maturity. In all cases, the Bank maintains control over the securities. Securities sold under agreements to repurchase averaged approximately $45.9 million, $34.9 million and $25.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. The maximum amount outstanding at any month end for the year ended December 31, 2004 was $60.3 million. For the years ended December 31, 2003 and 2002, the maximum amount outstanding at any month end was $43.6 million and $34.7 million, respectively. Investment securities are pledged as collateral in an amount equal to the repurchase agreements.

Umpqua Holdings Corporation and Subsidiaries

NOTE 12.	INCOME TAXES
The following table presents the components of income tax expense (benefit) attributable to continuing operations included in the consolidated statements of income for the years ended December 31:

	Current	Deferred	Total

YEAR ENDED DECEMBER 31, 2004 ($000’s):
Federal	$13,429	$5,944	$19,373
State	2,931	966	3,897

	$16,360	$6,910	$23,270

YEAR ENDED DECEMBER 31, 2003 ($000’s):
Federal	$11,363	$3,390	$14,753
State	2,533	684	3,217

	$13,896	$4,074	$17,970

YEAR ENDED DECEMBER 31, 2002 ($000’s):
Federal	$11,928	$(1,917)	$10,011
State	2,408	(387)	2,021

	$14,336	$(2,304)	$12,032

The following table presents a reconciliation of income taxes computed at the Federal statutory rate to the actual effective rate attributable to continuing operations for the years ended December 31:

	2004	2003	2002

Statutory Federal income tax rate	35.0%	35.0%	35.0%
Tax-exempt income	-1.5%	-2.0%	-3.1%
State tax, net of Federal income tax benefit	3.8%	4.0%	4.2%
Tax credits	-1.5%	-1.3%	0.0%
Other	-0.8%	-0.8%	-0.3%

Effective income tax rate	35.0%	34.9%	35.8%

The following table reflects the effects of temporary differences that give rise to the components of the net deferred tax asset (recorded in Other Assets on the consolidated balance sheets) as of December 31:

($000’s)	2004	2003

DEFERRED TAX ASSETS:
Loans receivable, due to allowance for loan losses	$17,094	$9,572
Net operating loss carryforward	403	—
Deferred compensation	5,512	2,190
Loss on residual interests	4,573	—
Accrued liabilities	906	353
Leased assets	2,509	815
Unrealized loss on investment securities	893	558
Discount on trust preferred securities	3,764	—
Other	2,557	224

Total gross deferred tax assets	38,211	13,712
DEFERRED TAX LIABILITIES:
Investment securities, due to accretion of discount	332	372
Premises and equipment, primarily due to depreciation	9,258	4,404
Investment securities, due to FHLB stock dividends	2,146	1,621
Deferred loan fees	2,131	2,258
Mortgage servicing rights	2,573	98
Intangibles	4,834	1,118
Other	1,838	1,436

Total gross deferred tax liabilities	23,112	11,307

Net deferred tax assets	$15,099	$2,405

The Company has determined that it is not required to establish a valuation allowance for the deferred tax assets as management believes it is more likely than not that the deferred tax assets of $38.2 million and $13.7 million at December 31, 2004 and 2003, respectively, will be realized principally through carry-back to taxable income in prior years, future reversals of existing taxable temporary differences, and to a minor extent, future taxable income. Management further believes that future taxable income will be sufficient to realize the benefits of temporary deductible differences that cannot be realized through carry-back to prior years or through the reversal of future temporary taxable differences.

NOTE 13.	COMMITMENTS AND CONTINGENCIES
Lease Commitments — The Company leases 64 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times upon expiration.
The following table sets forth, as of December 31, 2004, the future minimum lease payments under non-cancelable operating leases:

(in thousands)

2005	$5,128
2006	5,175
2007	4,872
2008	4,472
2009	3,150
Thereafter	17,594

Total	$40,391

Rent expense, net of rental income, for the years ended December 31, 2004, 2003 and 2002 was $3.8 million, $2.9 million and $1.6 million, respectively.

Umpqua Holdings Corporation and Subsidiaries
Financial Instruments with Off-Balance Sheet Risk — The Company’s financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank’s business and involve elements of credit, liquidity and interest rate risk. These commitments and contingent liabilities include commitments to extend credit, commitments to sell residential mortgage loans and standby letters of credit. The following table presents a summary of the Bank’s commitments and contingent liabilities as of December 31, 2004 and 2003:

Contractual Amounts
(in thousands)	2004	2003

Commitments to extend credit	$907,000	$474,800
Commitments to sell residential loans	$15,935	$41,300
Standby letters of credit	$25,806	$10,900
The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and financial guarantees. Those instruments involve elements of credit and interest-rate risk similar to the amounts recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of the Bank’s involvement in particular classes of financial instruments.
The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, and financial guarantees written, is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. While most commercial letters of credit are not utilized, a significant portion of such utilization is on an immediate payment basis. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral varies but may include cash, accounts receivable, inventory, premises and equipment and income-producing commercial properties.
Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank has not been required to perform on any financial guarantees and did not incur any losses in connection with standby letters of credit during 2004, 2003 or 2002.
The Bank established a loss reserve for unfunded commitments, including loan commitments and letters of credit, during 2004 by reclassifying $1.2 million of the allowance for loan losses. At December 31, 2004, the reserve for unfunded commitments, which is included in other liabilities on the consolidated balance sheet, was approximately $1.3 million. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amounts of commitments, loss experience and economic conditions.
The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/ dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position. There were no counterparty default losses on forward contracts in 2004, 2003 or 2002. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/ dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/ dealer equal to the increase or decrease in the market value of the forward contract. At December 31, 2004 and 2003, the Bank had forward contracts outstanding totaling $15.9 million and $41.3 million, respectively.

Mortgage loans sold to investors are generally sold with servicing rights retained, with only the standard legal representations and warranties regarding recourse to the Bank. Management believes that any liabilities that may result from such recourse provisions is not significant.
Legal Proceedings—In the ordinary course of business, various claims and lawsuits are brought by and against the Company, the Bank and Strand. In the opinion of management, there is no pending or threatened proceeding in which an adverse decision could result in a material adverse change in the Company’s consolidated financial condition or results of operations.

NOTE 14.	EARNINGS PER SHARE
The following is a computation of basic and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002:

(In thousands, except per share data)	2004	2003	2002

BASIC EARNINGS PER SHARE:
Weighted average shares outstanding	35,804	28,294	21,054
Net income	$47,166	$34,119	$21,968
Income from continuing operations	$43,290	$33,484	$21,551
Basic earnings per share	$1.32	$1.21	$1.04
Basic earnings per share–continuing operations	$1.21	$1.18	$1.02
DILUTED EARNINGS PER SHARE:
Weighted average shares outstanding	35,804	28,294	21,054
Net effect of the assumed exercise of stock options, based on the treasury stock method	541	372	252

Total weighted average shares and common stock equivalents outstanding	36,345	28,666	21,306

Net income	$47,166	$34,119	$21,968
Income from continuing operations	$43,290	$33,484	$21,551
Diluted earnings per share	$1.30	$1.19	$1.03
Diluted earnings per share–continuing operations	$1.19	$1.17	$1.01

NOTE 15.	EMPLOYEE BENEFIT PLANS
Employee Savings Plan—Substantially all of the Bank’s and Strand’s employees are eligible to participate in the Umpqua Bank 401(k) and Profit Sharing Plan (the “Umpqua 401(k) Plan”), a defined contribution and profit sharing plan sponsored by the Company. Employees may elect to have a portion of their salary contributed to the plan in conformity with Section 401(k) of the Internal Revenue Code. At the discretion of the Company’s Board of Directors, the Company may elect to make matching and/or profit sharing contributions to the Umpqua 401(k) Plan based on profits of the Bank. The provision for profit sharing costs charged to expense amounted to $1.4 million, $1.0 million and $1.7 million in 2004, 2003 and 2002, respectively.
Supplemental Executive Retirement Plan—The Company has established the Umpqua Holdings Corporation Supplemental Retirement Plan (the “SERP”), a nonqualified deferred compensation plan to help supplement the retirement income of certain highly compensated executives selected by resolution of the Company’s Board of Directors. The Company may make discretionary contributions to the SERP. For the years ended December 31, 2004, 2003 and 2002, the Company’s matching contribution charged to expense for these supplemental plans totaled $39,000, $26,000 and $24,000, respectively. The plan balances at December 31, 2004 and 2003 were $113,000 and $78,000, respectively.
Salary Continuation Plans—The Bank sponsors various salary continuation plans for certain key employees (and retired employees). These plans are unfunded, and provide for the payment of a specified amount on a monthly basis for a specified period (generally 10 to 20 years) after retirement. In the event of a participant employee’s death prior to or during retirement, the Bank is obligated to pay to the designated beneficiary the benefits set forth under the plan. At December 31, 2004 and 2003, liabilities recorded for the estimated present value of future salary continuation plan benefits totaled $7.0 million and $1.4 million, respectively.
Deferred Compensation Plans and Rabbi Trusts—The Bank has a deferred compensation plan that provides certain key executives with the option to defer a portion of their compensation. This plan had no participation during 2004 or 2003. In connection with the Humboldt, Centennial and Independent Financial Network acquisitions, the Bank assumed liability for certain deferred compensation plans for key employees, retired employees and directors. Subsequent to the effective date of the acquisitions, no additional contributions were made to these plans. At December 31, 2004 and 2003, liabilities recorded in connection with deferred compensation plan benefits totaled $6.3 million and $2.8 million, respectively.

Umpqua Holdings Corporation and Subsidiaries
The Bank has established and sponsors, for some deferred compensation plans assumed in connection with the Humboldt and Centennial mergers, irrevocable trusts commonly referred to as “Rabbi Trusts.” The trust assets are included in other assets in the consolidated balance sheets and the associated liability (which equals the related asset balance) is included in other liabilities. The balances related to these trusts as of December 31, 2004 and 2003 were $2.8 million and $961,000, respectively.
The Bank has purchased, or acquired through mergers, life insurance policies in connection with the implementation of certain executive supplemental income, salary continuation and deferred compensation retirement plans. These policies provide protection against the adverse financial effects that could result from the death of a key employee and provide tax-deferred income to offset expenses associated with the plans. Although the lives of individual current or former management-level employees are insured, the Bank is the owner and beneficiary. At December 31, 2004 and 2003, the cash surrender value of these policies was $40.4 million and $15.9 million, respectively. The Bank is exposed to credit risk to the extent an insurance company is unable to fulfill its financial obligations under a policy. In order to mitigate this risk, the Bank uses a variety of insurance companies and regularly monitors their financial condition.
In connection with the Humboldt acquisition, the Bank became the sponsor of the Humboldt Bancorp Retirement Savings Plan (“Humboldt Plan”) and California Independent Bancorp Employee Stock Ownership Plan (“CIB Plan”). Effective January 1, 2005, the Humboldt Plan was merged into the Bank’s 401(k) plan. The Bank recognized $225,000 of expense related to employer matching contributions for the Humboldt Plan during 2004. Prior to completion of the Humboldt acquisition, Humboldt initiated the process of terminating the CIB Plan. Subject to receipt of approval from the Internal Revenue Service, the CIB plan is expected to be terminated by December 31, 2005.

NOTE 16.	TERM DEBT AND LINES OF CREDIT
The Bank had outstanding secured advances from the FHLB and other creditors at December 31, 2004 and 2003 of $88.5 million and $55.0 million, respectively.
Future maturities of borrowed funds (excluding purchase accounting adjustments) at December 31, 2004:

Year
(dollars in thousands)	Amount

2005	$85,010
2006	$—
2007	$1,000
2008	$—
2009	$—
Thereafter	$2,190

Total borrowed funds	$88,200

The maximum amount outstanding from the FHLB at month end during 2004 and 2003 was $188.5 million and $72.1 million, respectively. The average balance outstanding during 2004 and 2003 was $100.7 million and $41.7 million, respectively. The average interest rates on the borrowings was 2.09% in 2004 and 2.48% in 2003.
The Bank has pledged as collateral for these notes all FHLB stock, all funds on deposit with the FHLB, all notes or other instruments representing obligations of third parties, and its instruments, accounts, general intangibles, equipment and other property in which a security interest can be granted by the Bank to the FHLB.
The Bank had available lines of credit totaling $208 million at December 31, 2004. The FHLB requires the Bank to maintain a required level of investment in FHLB and sufficient collateral to qualify for notes.
The Bank has uncommitted federal funds line of credit agreements with four financial institutions totaling $83 million and $63 million at December 31, 2004 and 2003, respectively. Availability of the lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements restrict the consecutive day usage. At December 31, 2004 and December 31, 2003, the outstanding balance of federal funds purchased was $28 million and $40 million, respectively.

NOTE 17.	JUNIOR SUBORDINATED DEBENTURES
As of December 31, 2004, the Company had ten wholly-owned trusts (“Trusts”) that were formed to issue trust preferred securities and related common securities of the Trusts. Five Trusts, representing aggregate total obligations of approximately

$58.9 million (fair value of approximately $69 million as of the merger date), were assumed in connection with the Humboldt merger. Following is information about the Trusts:
Junior Subordinated Debentures
(in thousands)

		Issued	Carrying		Effective
Trust Name	Issue Date	Amount	Value(1)	Rate(2)	Rate(3)	Maturity Date	Call Date

Umpqua Holdings Statutory Trust I	September 2002	$25,774	$25,774	Floating(4)	6.04%	September 2032	September 2007
Umpqua Statutory Trust II	October 2002	20,619	20,619	Floating(5)	5.51%	October 2032	October 2007
Umpqua Statutory Trust III	October 2002	30,928	30,928	Floating(6)	5.72%	November 2032	November 2007
Umpqua Statutory Trust IV	December 2003	10,310	10,310	Floating(7)	4.92%	January 2034	January 2009
Umpqua Statutory Trust V	December 2003	10,310	10,310	Floating(7)	5.35%	March 2034	March 2009
HB Capital Trust I	March 2000	5,310	6,720	10.875%	7.73%	March 2030	March 2010
Humboldt Bancorp Statutory Trust I	February 2001	5,155	6,169	10.200%	7.91%	February 2031	February 2011
Humboldt Bancorp Statutory Trust II	December 2002	10,310	11,753	Floating(8)	4.89%	December 2031	December 2006
Humboldt Bancorp Statutory Trust III	September 2003	27,836	32,148	6.75%(9)	4.89%	September 2033	September 2008
CIB Capital Trust	November 2002	10,310	11,525	Floating(6)	4.75%	November 2032	November 2007

	Total	$156,862	$166,256

(1)	Reflects purchase accounting adjustments, net of accumulated amortization, for junior subordinated debentures assumed in connection with the Humboldt merger.
(2)	Contractual interest rate of junior subordinated debentures.
(3)	Effective interest rate as of December 2004, including impact of purchase accounting amortization.
(4)	Rate based on LIBOR plus 3.50%, adjusted quarterly.
(5)	Rate based on LIBOR plus 3.35%, adjusted quarterly.
(6)	Rate based on LIBOR plus 3.45%, adjusted quarterly.
(7)	Rate based on LIBOR plus 2.85%, adjusted quarterly.
(8)	Rate based on LIBOR plus 3.60%, adjusted quarterly.
(9)	Rate fixed for 5 years from issuance, then adjusted quarterly thereafter based on LIBOR plus 2.95%.
As a result of the adoption of FIN 46, the Trusts have been deconsolidated. The $166.3 million of junior subordinated debentures issued to the Trusts as of December 31, 2004 ($97.9 million as of December 31, 2003) are reflected as junior subordinated debentures in the consolidated balance sheets. The common stock issued by the Trusts is recorded in other assets in the consolidated balance sheets, and totaled $4.7 million and $2.9 million, respectively, at December 31, 2004 and December 31, 2003.
All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of December 31, 2004, under guidance issued by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). In May 2004, the Federal Reserve Board proposed a rule that would continue to allow the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. Under the proposal, after a three-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Based on the proposed rule, the Company expects to include all currently issued trust preferred securities in Tier 1 capital. However, the provisions of the final rule could significantly differ from those proposed and there can be no assurance that the Federal Reserve Board will not further limit the amount of trust preferred securities permitted to be included in Tier 1 capital for regulatory capital purposes

NOTE 18.	REGULATORY MATTERS
The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators

Umpqua Holdings Corporation and Subsidiaries
that, if undertaken, could have a material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about risk components, asset risk weighting, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets (as defined in the regulations), and of Tier I capital to average assets (as defined in the regulations). Management believes, as of December 31, 2004 that the Company meets all capital adequacy requirements to which it is subject.
The Company’s capital amounts and ratios as of December 31, 2004 and 2003 are presented in the following table:

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		purposes		Action Provisions

(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

AS OF DECEMBER 31, 2004:
Total Capital (to Risk Weighted Assets)	$475,480	11.59%	$328,484	8.00%	$410,605	10.00%
Tier I Capital (to Risk Weighted Assets)	$431,251	10.51%	$164,286	4.00%	$246,429	6.00%
Tier I Capital (to Average Assets)	$431,251	9.55%	$180,629	4.00%	$225,786	5.00%
AS OF DECEMBER 31, 2003:
Total Capital (to Risk Weighted Assets)	$279,474	11.73%	$190,621	8.00%	$238,277	10.00%
Tier I Capital (to Risk Weighted Assets)	$254,122	10.67%	$95,311	4.00%	$142,966	6.00%
Tier I Capital (to Average Assets)	$254,122	9.40%	$108,135	4.00%	$135,169	5.00%
The Bank is a state chartered bank with deposits insured by the Federal Deposit Insurance Corporation (“FDIC”), and is subject to the supervision and regulation of the Director of the Oregon Department of Consumer and Business Services, administered through the Division of Finance and Corporate Securities, and to the supervision and regulation of the California Department of Financial Institutions, the Washington Department of Financial Institutions and the FDIC. As of December 31, 2004, the most recent notification from the FDIC categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s regulatory capital category.

NOTE 19.	STOCK OPTION PLANS
The Company adopted the 2003 Stock Incentive Plan (“2003 Plan”) in April 2003 that provided for grants of up to 2 million shares. The plan further provides that no grants may be issued if existing options and subsequent grants under the 2003 Plan exceed 10% of the Company’s outstanding shares on a diluted basis. Generally, options vest over a period of five years. Under the terms of the 2003 Plan, the exercise price of each option equals the market price of the Company’s stock on the date of the grant, and the maximum term is ten years.
The Company has options outstanding under two prior plans adopted in 1995 and 2000, respectively. Subsequent to the adoption of the 2003 Plan, no additional grants can be issued under the previous plans. The Company also assumed various plans in connection with mergers and acquisitions. During 2004, in connection with the Humboldt merger, a total of 1.13 million options were exchanged for a like amount of Humboldt stock options granted under seven plans. Substantially all of the Humboldt options were vested as of the date the merger was completed. No additional grants may be made under plans assumed in connection with mergers subsequent to the effective date of the acquisitions.

The following table summarizes information about stock options outstanding at December 31, 2004, 2003 and 2002:

	2004		2003		2002

	Options	Weighted-Avg	Options	Weighted-Avg	Options	Weighted-Avg
	Outstanding	Exercise Price	Outstanding	Exercise Price	Outstanding	Exercise Price

Balance, beginning of year	1,442,311	$11.31	1,730,054	$10.20	990,949	$7.52

Granted	30,000	22.15	225,000	19.05	245,000	14.35
Exercised	(678,295)	10.75	(455,225)	10.66	(223,438)	6.73
Acquisitions	1,125,493	8.53	—	—	800,587	11.11
Forfeited/expired	(42,201)	13.35	(57,518)	13.47	(83,044)	8.98

Balance, end of year	1,877,308	$9.98	1,442,311	$11.31	1,730,054	$10.20

Options exercisable at end of year	1,510,562	$8.34	960,194	$9.16	1,294,530	$9.47

Weighted average fair value of options granted during the year	$9.27		$8.16		$6.93
Number of shares of nonvested stock granted during the year, net of forfeitures	11,000		55,000		—
Weighted average fair value of nonvested stock granted during the year	$25.73		$19.02		—
For the years ended December 31, 2004, 2003 and 2002, the Company received income tax benefits of $3.1 million, $911,000 and $781,000, respectively, related to the exercise of non-qualifying employee stock options and disqualifying dispositions for the exercise of incentive stock options. These benefits are included in cash flows from operating activities in the consolidated statements of cash flows.
The following table summarizes information about outstanding stock options issued under all plans as of December 31, 2004:

		Weighted Avg.
	Options	Remaining	Weighted Avg.	Options	Weighted Avg.
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$1.49 to $4.98	485,960	4.8	$3.85	485,696	$3.85
$4.99 to $8.49	310,641	4.4	7.05	288,533	7.12
$8.50 to $12.00	478,493	5.0	10.18	477,993	10.17
$12.01 to $15.51	312,016	7.0	13.65	197,642	13.57
$15.52 to $19.02	170,706	8.2	18.30	31,706	17.58
$19.03 to $22.15	119,492	8.5	20.20	28,992	19.63

	1,877,308	5.7 years	$9.97	1,510,562	$8.34

Umpqua Holdings Corporation and Subsidiaries

NOTE 20.	FAIR VALUES OF FINANCIAL INSTRUMENTS
SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. The following table presents estimated fair values of the Company’s financial instruments as of December 31, 2004 and 2003:

	December 31, 2004		December 31, 2003

	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value

FINANCIAL ASSETS:
Cash and cash equivalents	$118,207	$118,207	$134,006	$134,006
Trading account assets	1,577	1,577	1,265	1,265
Securities available-for-sale	675,984	675,984	501,904	501,904
Securities held-to-maturity	11,807	12,203	14,612	15,384
Mortgage loans held for sale	20,791	20,791	37,798	37,798
Loans and leases, net	3,423,675	3,485,543	1,978,235	1,995,663
FHLB stock	14,218	14,218	7,168	7,168
FINANCIAL LIABILITIES:
Deposits	$3,799,107	$3,803,765	$2,378,192	$2,382,607
Securities sold under agreement to repurchase and federal funds purchased	88,267	88,267	83,531	83,531
Term debt	88,451	88,407	55,000	54,598
Junior subordinated debentures	166,256	171,680	97,941	97,941
DERIVATIVE FINANCIAL INSTRUMENTS:
Rate lock commitments	$43	$43	$96	$96
Forward sales agreements	$(55)	$(55)	$(172)	$(172)
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:
Cash and Short-Term Investments—For short-term instruments, including cash and due from banks, and interest-bearing deposits with banks, the carrying amount is a reasonable estimate of fair value.
Securities—Fair values for investment securities are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of instruments with comparable characteristics.
Loans—Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, including commercial, real estate and consumer loans. Each loan category is further segregated by fixed and variable rate, performing and nonperforming categories. For variable rate loans, carrying value approximates fair value. Fair value of fixed rate loans is calculated by discounting contractual cash flows at rates which similar loans are currently being made.
Deposit Liabilities—The fair value of deposits with no stated maturity, such as non-interest-bearing deposits, savings and interest checking accounts, and money market accounts, is equal to the amount payable on demand as of December 31, 2004 and 2003. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.
Term Debt—The fair value of medium term notes is calculated based on the discounted value of the contractual cash flows using current rates at which such borrowings can currently be obtained.
Junior Subordinated Debentures—The fair value of fixed rate issuances is estimated using a discounted cash flow calculation. For variable rate issuances, the carrying amount approximates fair value.

NOTE 21.	OPERATING SEGMENTS
During 2004, the Company operated three primary segments: Community Banking, Mortgage Banking and Retail Brokerage. The Community Banking segment consists of all non-mortgage related operations of the Bank, which operates 92 stores located principally throughout Oregon, Northern California and Southwestern Washington. The Community Banking segment’s principal business focus is the offering of loan and deposit products to its business and retail customers in its primary market areas.
The Mortgage Banking segment originates, sells and services residential mortgage loans. During the third quarter of 2004, a strategic review of the Mortgage Banking segment was completed and resulted in the termination of wholesale channel origination. Although this decision did result in a reduction in loan origination volumes, revenue and expense, the segment net income was not adversely impacted in a material manner.
The Retail Brokerage segment consists of the operations of Strand, which offers a full range of retail brokerage services and products to its clients who consist primarily of individual investors. The Company accounts for intercompany fees and services between Strand and the Bank at an estimated fair value according to regulatory requirements for services provided. Intercompany items relate primarily to management services and interest on intercompany borrowings.

Umpqua Holdings Corporation and Subsidiaries
Summarized financial information concerning the Company’s reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

Year Ended December 31, 2004	Community	Retail	Mortgage
(in thousands, except pershare data)	Banking	Brokerage	Banking	Consolidated

Interest income	$192,822	$68	$5,168	$198,058
Interest expense	37,682	—	2,689	40,371

Net interest income	155,140	68	2,479	157,687
Provision for loan losses	7,203	—	118	7,321
Non-interest income	21,555	12,135	7,683	41,373
Non-interest expense	100,656	11,343	7,583	119,582
Merger-related expense	5,597	—	—	5,597

Income before income taxes and discontinued operations	63,239	860	2,461	66,560
Provision for income taxes	22,077	303	890	23,270

Income from continuing operations	41,162	557	1,571	43,290
Income from discontinued operations, net of tax	3,876	—	—	3,876

Net income	$45,038	$557	$1,571	$47,166

BASIC EARNINGS PER SHARE:
Income from continuing operations	$1.15	$0.02	$0.04	$1.21
Income from discontinued operations, net of tax	$0.11	$—	$—	$0.11

Net income	$1.26	$0.02	$0.04	$1.32

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$1.13	$0.02	$0.04	$1.19
Income from discontinued operations, net of tax	$0.11	$—	$—	$0.11

Net income	$1.24	$0.02	$0.04	$1.30

Total assets	$4,789,093	$7,288	$76,654	$4,873,035
Total loans	$3,426,362	$—	$41,542	$3,467,904
Total deposits	$3,799,107	$—	$—	$3,799,107

Year Ended December 31, 2003	Community	Retail	Mortgage
(in thousands, except pershare data)	Banking	Brokerage	Banking	Consolidated

Interest income	$133,771	$69	$8,292	$142,132
Interest expense	25,265	—	3,595	28,860

Net interest income	108,506	69	4,697	113,272
Provision for loan losses	4,354	—	196	4,550
Non-interest income	16,599	9,711	11,691	38,001
Non-interest expense	72,456	9,665	11,066	93,187
Merger-related expense	1,966	116	—	2,082

Income before income taxes and discontinued operations	46,329	(1)	5,126	51,454
Provision for income taxes	16,173	(16)	1,813	17,970

Income from continuing operations	30,156	15	3,313	33,484
Income from discontinued operations, net of tax	635	—	—	635

Net income	$30,791	$15	$3,313	$34,119

BASIC EARNINGS PER SHARE:
Income from continuing operations	$1.07	$—	$0.12	$1.18
Income from discontinued operations, net of tax	$0.02	$—	$—	$0.03

Net income	$1.09	$—	$0.12	$1.21

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$1.05	$—	$0.12	$1.17
Income from discontinued operations, net of tax	$0.02	$—	$—	$0.02

Net income	$1.07	$—	$0.12	$1.19

Total assets	$2,875,138	$7,153	$81,524	$2,963,815
Total loans	$1,970,382	$—	$33,205	$2,003,587
Total deposits	$2,378,007	$—	$185	$2,378,192

Umpqua Holdings Corporation and Subsidiaries

Year Ended December 31, 2002	Community	Retail	Mortgage
(in thousands, except pershare data)	Banking	Brokerage	Banking	Consolidated

Interest income	$94,678	$82	$5,565	$100,325
Interest expense	21,220	116	2,461	23,797

Net interest income	73,458	(34)	3,104	76,528
Provision for loan losses	3,688	—	200	3,888
Non-interest income	9,175	9,162	9,320	27,657
Non-interest expense	48,939	8,703	6,320	63,962
Merger-related expense	2,651	101	—	2,752

Income before income taxes and discontinued operations	27,355	324	5,904	33,583
Provision for income taxes	9,614	98	2,320	12,032

Income from continuing operations	17,741	226	3,584	21,551
Income from discontinued operations, net of tax	417	—	—	417

Net income	$18,158	$226	$3,584	$21,968

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.84	$0.01	$0.17	$1.02
Income from discontinued operations, net of tax	$0.02	$—	$—	$0.02

Net income	$0.86	$0.01	$0.17	$1.04

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.83	$0.01	$0.17	$1.01
Income from discontinued operations, net of tax	$0.02	$—	$—	$0.02

Net income	$0.85	$0.01	$0.17	$1.03

Total assets	$2,429,636	$7,678	$118,650	$2,555,964
Total loans	$1,730,519	$—	$47,796	$1,778,315
Total deposits	$2,096,443	$—	$7,347	$2,103,790

NOTE 22.    PARENT COMPANY FINANCIAL STATEMENTS
Condensed Balance Sheets

December 31,
(in thousands)	2004	2003

ASSETS
Non-interest-bearing deposits with subsidiary banks	$5,655	$8,742
Investments in:
Bank subsidiary	817,831	395,375
Nonbank subsidiary	9,493	7,139
Receivable from bank subsidiary	4,842	—
Receivable from nonbank subsidiary	2,973	2,865
Other assets	14,285	3,495

Total assets	$855,079	$417,616

LIABILITIES AND SHAREHOLDERS’ EQUITY
Payable to bank subsidiary	$38	$11
Other liabilities	1,172	695
Junior subordinated debentures	166,256	97,941

Total liabilities	167,466	98,647
Shareholders’ equity	687,613	318,969

Total liabilities and shareholders’ equity	$855,079	$417,616

Condensed Statements of Income

Year Ended December 31,
(in thousands)	2004	2003	2002

INCOME
Dividends from subsidiaries	$11,000	$6,100	$25,385
Other income	158	270	150

Total income	11,158	6,370	25,535

EXPENSES
Management fees paid to subsidiaries	116	81	157
Other expenses	7,627	4,406	1,688

Total expenses	7,743	4,487	1,845

Income before income tax and equity in undistributed earnings of subsidiaries	3,415	1,883	23,690
Income tax benefit	(2,895)	(1,658)	(664)

Income before equity in undistributed earnings of subsidiaries	6,310	3,541	24,354
Equity (deficit) in undistributed earnings of subsidiaries	40,856	30,578	(2,386)

Net income	$47,166	$34,119	$21,968

Umpqua Holdings Corporation and Subsidiaries
Condensed Statements of Cash Flows

Year Ended December 31,
(in thousands)	2004	2003	2002

OPERATING ACTIVITIES:
Net income	$47,166	$34,119	$21,968
Adjustment to reconcile net income to net cash provided by operating activities:
(Equity) deficit in undistributed earnings of subsidiaries	(40,856)	(30,578)	2,386
Net amortization and depreciation	8	149	140
Increase (decrease) in other liabilities	92	(2,658)	(6,055)
Decrease (increase) in other assets	(1,144)	2,897	(1,872)

Net cash provided by operating activities	5,266	3,929	16,567
INVESTING ACTIVITIES:
Investment in subsidiary	—	(20,435)	(94,242)
Acquisitions	1,233	—	1,365
Net (increase) decrease in receivables from subsidiaries	(4,842)	(102)	8,784

Net cash used by investing activities	(3,609)	(20,537)	(84,093)
FINANCING ACTIVITIES:
Net increase (decrease) in payables to subsidiaries	412	(33)	44
Decrease in other borrowings	—	—	(3,763)
Proceeds from the issuance of intercompany subordinated debentures	—	20,000	75,000
Dividends paid	(8,112)	(4,536)	(3,534)
Stock repurchased	(6,062)	(409)	(228)
Proceeds from exercise of stock options	9,018	5,653	2,285

Net cash (used) provided by financing activities	(4,744)	20,675	69,804
Change in cash and cash equivalents	(3,087)	4,067	2,278
Cash and cash equivalents, beginning of year	8,742	4,675	2,397

Cash and cash equivalents, end of year	$5,655	$8,742	$4,675

NOTE 23.	RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Bank has made loans to its directors and executive officers (and their associated and affiliated companies). All such loans have been made on the same terms as those prevailing at the time of origination to other borrowers.
The following table presents a summary of aggregate activity involving related party borrowers for the years ended December 31, 2004 and 2003:

(in thousands)	2004	2003

Loans outstanding at beginning of year	$2,660	$3,520
New loans and advances	89	356
Less loan repayments	(197)	(846)
Acquired through merger	133	—
Reclassification(1)	—	(370)

Loans outstanding at end of year	$2,685	$2,660

(1)	Several former directors and executive officers who were considered related parties at December 31, 2002 were no longer so classified at December 31, 2003.
At December 31, 2004 deposits of related parties amounted to $7.6 million.

NOTE 24.	QUARTERLY FINANCIAL INFORMATION (Unaudited)
The following table presents the summary results for the eight quarters ending December 31, 2004:
2004

	March 31,	June 30,	September 30,	December 31,	Four
	2004	2004	2004	2004	Quarters

Interest income	$36,907	$38,646	$59,265	$63,240	$198,058
Interest expense	7,392	7,557	11,856	13,566	40,371

Net interest income	29,515	31,089	47,409	49,674	157,687
Provision for loan losses	1,075	1,100	1,479	3,667	7,321
Non-interest income	8,212	9,206	11,471	12,484	41,373
Non-interest expense (including merger expenses)	23,942	25,005	37,699	38,533	125,179

Income before taxes and discontinued operations	12,710	14,190	19,702	19,958	66,560
Income taxes	4,463	5,180	6,457	7,170	23,270

Income from continuing operations	8,247	9,010	13,245	12,788	43,290
Income from discontinued operations, net of tax	151	121	123	3,481	3,876

Net income	$8,398	$9,131	$13,368	$16,269	$47,166

Earnings per share—basic:
Continuing operations	$0.29	$0.32	$0.31	$0.29
Discontinued operations	0.01	—	0.01	0.08
Net income	$0.30	$0.32	$0.32	$0.37
Earnings per share—diluted:
Continuing operations	$0.29	$0.31	$0.31	$0.28
Discontinued operations	—	0.01	—	0.08
Net income	$0.29	$0.32	$0.31	$0.36
Cash dividends declared per common share	$0.04	$0.06	$0.06	$0.06

Umpqua Holdings Corporation and Subsidiaries
2003

	March 31,	June 30,	September 30,	December 31,	Four
	2003	2003	2003	2003	Quarters

Interest income	$35,317	$34,281	$35,927	$36,607	$142,132
Interest expense	7,737	7,480	6,839	6,804	28,860

Net interest income	27,580	26,801	29,088	29,803	113,272
Provision for credit losses	1,475	950	1,050	1,075	4,550
Non-interest income	9,920	11,364	9,277	7,440	38,001
Non-interest expense (including merger expenses)	23,212	24,929	23,698	23,430	95,269

Income before taxes and discontinued operations	12,813	12,286	13,617	12,738	51,454
Income taxes	4,592	4,322	4,748	4,308	17,970

Income from continuing operations	8,221	7,964	8,869	8,430	33,484
Income from discontinued operations, net of tax	161	168	146	160	635

Net income	$8,382	$8,132	$9,015	$8,590	$34,119

Earnings per share—basic:
Continuing operations	$0.29	$0.28	$0.31	$0.30
Discontinued operations	0.01	0.01	0.01	—
Net income	$0.30	$0.29	$0.32	$0.30
Earnings per share—diluted:
Continuing operations	$0.29	$0.28	$0.31	$0.29
Discontinued operations	—	—	—	0.01
Net income	$0.29	$0.28	$0.31	$0.30
Cash dividends declared per common share	$0.04	$0.04	$0.04	$0.04

Umpqua Holdings Corporation
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b of the Securities Exchange Act of 1934. Our Disclosure Control Committee operates under a charter that was approved by our Audit, Compliance & Governance Committee. As of December 31, 2004, our management, including our Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.
Although we change and improve our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the fourth quarter 2004 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.
There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation.
REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Umpqua Holdings Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and under the Securities Exchange Act of 1934. The company’s internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The company’s internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the company’s assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with the authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment and those criteria, we believe that, as of December 31, 2004, the company maintained effective internal control over financial reporting.
The company’s independent registered public accounting firm has audited management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2004 and issued their Report of Independent

Umpqua Holdings Corporation
Registered Public Accounting Firm, appearing under Item 9A, which expresses unqualified opinions on management’s assessment and on the effectiveness of the company’s internal controls over financial reporting as of December 31, 2004.
March 31, 2005

/s/ Raymond P. Davis Raymond P. Davis President and Chief Executive Officer /s/ Ronald L. Farnsworth Ronald L. Farnsworth Senior Vice President Principal Accounting Officer	/s/ Daniel A. Sullivan --------------------------------------------------------- Daniel A. Sullivan Executive Vice President Chief Financial Officer Principal Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Umpqua Holdings Corporation
Portland, Oregon
We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that Umpqua Holdings Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income for Schedules RC, RI, and RI-A. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing, and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of income, cash flows, and changes in shareholders’ equity for the year then ended of the Company and our report dated March 31, 2005 expressed an unqualified opinion on those financial statements.
Portland, Oregon
March 31, 2005

Umpqua Holdings Corporation
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The response to this item is incorporated by reference to Umpqua’s Proxy Statement for the 2005 annual meeting of shareholders scheduled for May 6, 2005, under the captions “Business of the Meeting”, “Information About Directors and Executive Officers”, “Employee Code of Conduct” and “Compliance with Section 16 Filing Requirements.”
ITEM 11. EXECUTIVE COMPENSATION
The response to this item is incorporated by reference to the Proxy Statement, under the caption “Executive Compensation.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The response to this item is incorporated by reference to the Proxy Statement, under the caption “Security Ownership of Management and Others.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The response to this item is incorporated by reference to the Proxy Statement, under the caption “Transactions with Directors and Officers.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The response to this item is incorporated by reference to the Proxy Statement, under the caption “Registered Independent Public Accounting Firm.”

Umpqua Holdings Corporation
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a) (1) Financial Statements:

The consolidated financial statements are included as Item 8 of this Form 10-K.
   (2) Financial Statement Schedules:

All schedules have been omitted because the information is not required, not applicable, not present in amounts sufficient to require submission of the schedule, or is included in the financial statements or notes thereto.
   (3) The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed on the Index of Exhibits to this annual report on Form 10-K on sequential page 83.

Umpqua Holdings Corporation
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Umpqua Holdings Corporation has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2005.
UMPQUA HOLDINGS CORPORATION (Registrant)

By: /s/ Raymond P. Davis Raymond P. Davis, President and Chief Executive Officer	Date: March 30, 2005
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raymond P. Davis Raymond P. Davis	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2005

/s/ Daniel A. Sullivan Daniel A. Sullivan	Executive Vice President Chief Financial Officer (Principal Financial Officer)	March 30, 2005

/s/ Ronald L. Farnsworth Ronald L. Farnsworth	Senior Vice President (Principal Accounting Officer)	March 30, 2005

/s/ Ronald F. Angell Ronald F. Angell	Director	March 30, 2005

/s/ James D. Coleman James D. Coleman	Director	March 30, 2005

/s/ Scott D. Chambers Scott D. Chambers	Director	March 14, 2005

/s/ Allyn C. Ford Allyn C. Ford	Director	March 30, 2005

Signature	Title	Date

/s/ David B. Frohnmayer David B. Frohnmayer	Director	March 14, 2005

/s/ Dan Guistina Dan Guistina	Director	March 30, 2005

/s/ Lynn K. Herbert Lynn K. Herbert	Director	March 30, 2005

/s/ Diana E. Goldschmidt Diana E. Goldschmidt	Director	March 30, 2005

/s/ William A. Lansing William A. Lansing	Director	March 30, 2005

/s/ Theodore S. Mason Theodore S. Mason	Director	March 14, 2005

/s/ Diane D. Miller Diane D. Miller	Director	March 30, 2005

/s/ Bryan L. Timm Bryan L. Timm	Director	March 30, 2005

/s/ Thomas W. Weborg Thomas W. Weborg	Director	March 15, 2005

Umpqua Holdings Corporation
EXHIBIT INDEX

Exhibit

2.0	(a) Agreement and Plan of Reorganization and accompanying Plan of Merger dated March 13, 2004 by and among Umpqua Holdings Corporation, Umpqua Bank, Humboldt Bancorp and Humboldt Bank
3.1	(b) Articles of Incorporation, as amended
3.2	(c) Bylaws
4.0	(d) Specimen Stock Certificate
10.1	(e) Employment Agreement dated effective July 9, 2004 between the Company and Raymond P. Davis
10.2	(f) Supplemental Executive Retirement Plan dated effective July 1, 2003 for Raymond P. Davis
10.3	(g) Amendment to Supplemental Executive Retirement Plan for Raymond P. Davis
10.4	(h) Terms of Employment and Severance Agreements dated effective September 15, 2003 with executive officers Brad F. Copeland, David M. Edson, Daniel A. Sullivan and Barbara Baker
10.5	Merchant Asset Purchase Agreement with NOVA Information Systems, Inc. (‘NOVA”), which provided for the sale of the Company’s merchant card services business to NOVA
10.6	Lease Agreement between OR-BF Plaza Limited Partnership and Umpqua Bank
10.7	(h) Restated Severance Agreement with Steven L. Philpott dated effective August 1, 2003
13	2004 Annual Report to Shareholders
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to Appendices A and B of the Joint Proxy Statement/ Prospectus included in the Registration Statement on Form S-4 filed April 19, 2004 (Registration No. 333-114566)

(b)	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed September 9, 2002

(c)	Incorporated by reference to Exhibit 3.2 on the Form 10-Q filed May 10, 2004

(d)	Incorporated by reference to the Registration Statement on Form S-8 (No. 333-77259) filed with the SEC on April 28, 1999

(e)	Incorporated by reference to Exhibit 10.4 to Form 10-Q filed August 14, 2003

(f)	Incorporated by reference to Exhibit 10.5 to Form 10-Q filed August 14, 2003

(g)	Incorporated by reference to Exhibit 10.9 to Form 10-K filed March 15, 2004

(h)	Incorporated by reference to Exhibit 10.5 to Form 10-Q filed November 14, 2003