Form 10-Q
period 2005-03-31
UMPQUA HOLDINGS CORP
filed 2005-05-10
CIK 1077771

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: March 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 000-25597

Umpqua Holdings Corporation

(Exact Name of Registrant as Specified in Its Charter)

OREGON	93-1261319

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

One SW Columbia Street, Suite 1200
Portland, Oregon 97258
(Address of Principal Executive Offices)(Zip Code)

(971) 544-1085
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☑ Yes ☐ No

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practical date:

Common stock, no par value: 44,450,754 shares outstanding as of April 30, 2005

UMPQUA HOLDINGS CORPORATION
FORM 10-Q
QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
(in thousands, except shares)	2005	2004
ASSETS
Cash and due from banks	$130,100	$94,561
Temporary investments	73,401	23,646

Total cash and cash equivalents	203,501	118,207
Trading account assets	1,350	1,577
Investment securities available for sale, at fair value	639,706	675,984
Investment securities held to maturity, at amortized cost	11,793	11,807
Mortgage loans held for sale	12,398	20,791
Loans	3,532,061	3,467,904
Allowance for loan losses	(45,360)	(44,229)

Net loans	3,486,701	3,423,675

Federal Home Loan Bank stock, at cost	14,220	14,218
Premises and equipment, net	87,073	85,681
Goodwill and other intangible assets, net	407,788	408,460
Mortgage servicing rights, net	11,081	11,154
Other assets	106,043	101,481

Total assets	$4,981,654	$4,873,035

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$962,912	$891,731
Interest bearing	2,990,758	2,907,376

Total deposits	3,953,670	3,799,107
Securities sold under agreements to repurchase and federal funds purchased	55,712	88,267
Term debt	63,373	88,451
Junior subordinated debentures	166,134	166,256
Other liabilities	45,818	43,341

Total Liabilities	4,284,707	4,185,422

COMMITMENTS AND CONTINGENCIES (NOTE 10)

SHAREHOLDERS’ EQUITY
Common stock, no par value, 100,000,000 shares authorized; issued and outstanding: 44,434,655 in 2005 and 44,211,075 in 2004	563,319	560,611
Retained earnings	140,462	128,112
Accumulated other comprehensive loss	(6,834)	(1,110)

Total shareholders’ equity	696,947	687,613

Total liabilities and shareholders’ equity	$4,981,654	$4,873,035

See accompanying notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended
	March 31,
(in thousands, except per share amounts)	2005	2004
INTEREST INCOME
Interest and fees on loans	$56,936	$31,865
Interest and dividends on investment securities
Taxable	6,549	4,590
Exempt from federal income tax	713	413
Dividends	43	23
Other interest income	233	16

Total Interest Income	64,474	36,907

INTEREST EXPENSE
Interest on deposits	11,324	5,889
Interest on federal funds purchased and repurchase agreements	501	139
Interest on borrowed funds	405	241
Interest on junior subordinated debentures	2,394	1,123

Total interest expense	14,624	7,392

Net interest income	49,850	29,515
Provision for loan losses	1,000	1,075

Net interest income after provision for loan losses	48,850	28,440

NON-INTEREST INCOME
Service charges on deposit accounts	4,822	3,127
Brokerage commissions and fees	3,129	2,891
Mortgage banking revenue	1,350	1,649
Other income	1,301	545

Total non-interest income	10,602	8,212

NON-INTEREST EXPENSE
Salaries and employee benefits	20,279	13,665
Net occupancy and equipment	6,133	4,115
Merger related expenses	101	216
Other expenses	8,922	5,946

Total non-interest expenses	35,435	23,942

Income before income taxes and discontinued operations	24,017	12,710
Provision for income taxes	8,998	4,463

Income from continuing operations	15,019	8,247
Income from discontinued operations, net of tax	—	151

Net income	$15,019	$8,398

BASIC EARNINGS PER SHARE
Continuing operations	$0.34	$0.29
Discontinued operations	—	0.01

Net income	$0.34	$0.30

DILUTED EARNINGS PER SHARE
Continuing operations	$0.33	$0.29
Discontinued operations	—	—

Net income	$0.33	$0.29

See accompanying notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended March 31,
(in thousands)	2005	2004
Net income	$15,019	$8,398

Unrealized gains (losses) arising during the period on investment securities available for sale	(9,495)	4,388

Income tax expense (benefit) related to unrealized gains (losses) on investment securities, available for sale	(3,771)	1,724

Net unrealized gains (losses) on investment securities available for sale	(5,724)	2,664

Comprehensive Income	$9,295	$11,062

See accompanying notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
(in thousands)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,019	$8,398
Adjustments to reconcile net income to net cash provided by operating activities:
Federal Home Loan Bank stock dividends	(43)	—
Amortization of investment premiums, net	281	317
Origination of loans held for sale	(63,856)	(110,644)
Proceeds from sales of loans held for sale	72,444	118,270
Net decrease in trading account assets	227	171
Provision for loan losses	1,000	1,075
Gain on sales of loans	(195)	(1,354)
Decrease in mortgage servicing rights	(211)	(351)
Depreciation and amortization	2,759	1,578
Tax benefit of stock options exercised	(1,336)	(357)
Net (increase) decrease in other assets	(640)	2,044
Net increase (decrease) in other liabilities	3,813	(3,984)
Other, net	(599)	818

Net cash provided by operating activities	28,663	15,981

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(634)	(30,150)
Sales and maturities of investment securities available-for-sale	27,342	33,155
Redemption of Federal Home Loan Bank stock	41	—
Maturities of investment securities held-to-maturity	15	15
Net loan and lease originations	(66,013)	(70,623)
Purchase of loans	(7,451)	—
Disposals of furniture and equipment	18	—
Proceeds from sales of loans	9,430	—
Purchases of premises and equipment	(3,553)	(2,866)

Net cash used by investing activities	(40,805)	(70,469)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit liabilities	155,000	50,829
Net decrease in Fed funds purchased	(28,000)	(25,000)
Net (decrease) increase in securities sold under agreements to repurchase	(4,555)	375
Dividends paid on common stock	(2,669)	(1,140)
Proceeds from stock options exercised	2,711	1,331
Repayments of term debt	(25,051)	—

Net cash provided by financing activities	97,436	26,395

Net increase (decrease) in cash and cash equivalents	85,294	(28,093)
Cash and cash equivalents, beginning of period	118,207	134,006

Cash and cash equivalents, end of period	$203,501	$105,913

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$12,324	$7,210
Income taxes	$4,975	$—

See accompanying notes to consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

The accounting and financial reporting policies of Umpqua Holdings Corporation (referred to in this report as “we”, “our” or “the Company”) conform with accounting principles generally accepted in the United States of America. The accompanying interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Umpqua Bank (“Bank”), and Strand, Atkinson, Williams & York, Inc. (“Strand”). All material inter-company balances and transactions have been eliminated. The consolidated financial statements have not been audited. A more detailed description of our accounting policies is included in the 2004 Annual Report filed on Form 10-K. There have been no significant changes to these policies.

In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments are normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period. Certain reclassifications of prior year amounts have been made to conform to current classifications.

Note 2 – Stock-Based Compensation

At March 31, 2005 the Company had a total of 2.1 million stock options issued under various plans (some assumed in connection with mergers) that were accounted for under the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Under the intrinsic value method, compensation expense is recognized only to the extent an option’s exercise price is less than the market value of the underlying stock on the date of grant. For all options originally granted by the Company, no compensation cost has been recognized in the accompanying statement of income. Compensation cost has been recognized for certain options that were assumed in connection with prior acquisitions that were unvested as of the date the acquisitions were completed.

The following table presents the effect on net income and earnings per share if the fair value based method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended, had been applied to all outstanding and unvested awards in each period:

Stock-Based Compensation Disclosure

	Three Months Ended
	March 31,
(in thousands, except per share data)	2005	2004
NET INCOME, AS REPORTED	$15,019	$8,398
Add: Stock-based employee compensation expense included in reported net income, net of tax effects	10	—
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of tax effects	(102)	(226)

Pro forma net income	$14,927	$8,172

INCOME FROM CONTINUING OPERATIONS, AS REPORTED	$15,019	$8,247
Add: Stock-based employee compensation expense included in reported net income, net of tax effects	10	—
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of tax effects	(102)	(226)

Pro forma net income	$14,927	$8,021

NET INCOME PER SHARE:
Basic — as reported	$0.34	$0.30
Basic — pro forma	$0.34	$0.29
Diluted — as reported	$0.33	$0.29
Diluted — pro forma	$0.33	$0.28
INCOME FROM CONTINUING OPERATIONS PER SHARE:
Basic — as reported	$0.34	$0.29
Basic — pro forma	$0.34	$0.28
Diluted — as reported	$0.33	$0.29
Diluted — pro forma	$0.33	$0.28

The Company’s stock compensation plan provides for granting of restricted stock awards. The restricted stock awards generally vest ratably over 5 years and are recognized as expense over that same period of time. For the three months ended March 31, 2005 and 2004, compensation expense of $68,000 and $55,000, respectively, was recognized in connection with restricted stock grants.

Note 3 – Discontinued Operations

During the fourth quarter of 2004, the Bank sold its merchant bankcard portfolio to an unrelated third party for $5.9 million in cash. The gain on sale, after selling costs and other expenses, was $5.6 million. Except for standard representations and warranties, the Bank assumed no liability subsequent to completion of the sale.

The following table presents the contribution components from the Bank’s merchant bankcard operations for the three months ended March 31, 2005 and 2004:

Contribution from Merchant Bankcard

	Three months ended
	March 31,
(in thousands)	2005	2004
Other non-interest income	$—	$248
Provision for income taxes	—	(97)

Income from discontinued operations, net of tax	$—	$151

At March 31, 2005, the remaining liability recorded in connection with professional fees and contract termination costs related to the sale of the merchant bankcard portfolio was $184,000. This liability is expected to be relieved through cash payments by December 31, 2005.

In accordance with SFAS No. 144, Impairment of Long-Lived Assets, the financial results related to the merchant bankcard operation (exclusive of the gain on sale) have been reclassified as income from discontinued operations, net of tax in the statements of income.

Note 4 – Business Combinations

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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Fair Value of Humboldt Assets Acquired and Liabilities Assumed

(in thousands)
Assets acquired:
Investment securities	$219,430
Loans, net	1,042,038
Premises & equipment, net	28,252
Goodwill	238,205
Core deposit intangible asset	11,646
Other assets	122,268

Total assets acquired	$1,661,839

Liabilities assumed:
Deposits	$1,192,059
Term debt	47,142
Junior subordinated debentures	68,561
Other liabilities	27,211

Total liabilities assumed	1,334,973

Net assets acquired	$326,866

Subsequent to the acquisition, certain of these assets were adjusted as part of the allocation of the purchase price. Additional adjustments may be made to the purchase price allocation, specifically related to other assets, taxes and compensation adjustments. At March 31, 2005, the goodwill asset recorded in connection with the Humboldt acquisition was approximately $237 million.

The following table presents unaudited pro forma results of operations for the three months ended March 31, 2004 as if the acquisition of Humboldt had occurred on January 1, 2004. The Company expects to realize significant revenue enhancements and cost savings as a result of the Humboldt merger that are not reflected in the pro forma consolidated condensed statements of income. No assurance can be given with respect to the ultimate level of such revenue enhancements or cost savings. The pro forma results do not necessarily indicate the results that would have been obtained had the acquisitions actually occurred on January 1, 2004:

Pro Forma Financial Information – Unaudited

	Three Months Ended March 31, 2004
			Pro Forma		Pro Forma
	Umpqua	Humboldt	Adjustments		Combined
Net interest income	$29,515	$15,170	$721	(a)	$45,406
Provision for loan losses	1,075	184	—		1,259
Non-interest income	8,212	3,102	—		11,314
Non-interest expense	23,942	13,621	596	(b)	38,159

Income from continuing operations, before income taxes	12,710	4,467	125		17,302
Provision for income taxes	4,463	1,550	(53	)(c)	5,960

Income from continuing operations	$8,247	$2,917	$178		$11,342

Earnings per share from continuing operations:
Basic	$0.29				$0.26
Diluted	$0.29				$0.26

Average shares outstanding:
Basic	28,445				43,421
Diluted	28,819				44,377

(a)	Includes $721,000 of net accretion related to the Humboldt acquisition.

(b)	Includes amortization of premises fixed asset purchase accounting adjustments of $16,000 and core deposit intangible amortization of $580,000.

(c)	Income tax effect of pro forma adjustments.

The Company expects to incur less than $500,000 of additional merger-related expenses in connection with the Humboldt merger,

principally during the second quarter of 2005. No additional merger-related expenses are expected in connection with any other previous acquisitions.

Note 5 – Per Share Information

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in a similar manner, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares were issued using the treasury stock method. For all periods presented, stock options and restricted stocks are the only potentially dilutive instruments issued by the Company. During 2004, the Company entered into a transaction that resulted in certain financial results being reported as a discontinued operation. Accordingly, basic and diluted earnings per share from continuing operations and discontinued operations (net of tax) are presented.

The following is a computation of basic and diluted earnings per share and basic and diluted earnings per share from continuing operations for the three months ended March 31, 2005 and 2004:

Earnings Per Share

	Three months ended
	March 31,
(in thousands, except per share data)	2005	2004
Basic earnings per share:
Weighted average shares outstanding	44,331	28,445
Net income	$15,019	$8,398
Income from continuing operations	$15,019	$8,247
Basic earnings per share	$0.34	$0.30
Basic earnings per share — continuing operations	$0.34	$0.29

Diluted earnings per share:
Weighted average shares outstanding	44,331	28,445
Net effect of the assumed exercise of stock options, based on the treasury stock method	632	374

Total weighted average shares and common stock equivalents outstanding	44,963	28,819

Net income	$15,019	$8,398
Income from continuing operations	$15,019	$8,247
Diluted earnings per share	$0.33	$0.29
Diluted earnings per share — continuing operations	$0.33	$0.29

Note 6 – Segment Information

The Company operates three primary segments: Community Banking, Mortgage Banking and Retail Brokerage. The Community Banking segment consists of all non-mortgage related operations of Umpqua Bank (“the Bank”), which operates 93 stores located throughout Oregon, Northern California and Washington. The Community Banking segment’s principal business focus is the offering of loan and deposit products to its business and retail customers in its primary market areas.

The Mortgage Banking segment, which operates as a division of the Bank, originates, sells and services residential mortgage loans. During the third quarter of 2004, the Company completed a strategic review of the Mortgage Banking segment and decided to terminate wholesale channel origination. Although this decision resulted in a reduction in mortgage loan origination volumes, revenue and expense, the segment net income was not adversely impacted in a material manner.

The Retail Brokerage segment consists of the operations of the Company’s brokerage subsidiary, Strand, which offers a full range of retail brokerage services and products to its clients who consist primarily of individual investors. The Company accounts for intercompany fees and services between Strand and the Bank at an estimated fair value according to regulatory requirements for services provided. Intercompany items relate primarily to management services and interest on intercompany borrowings.

Summarized financial information concerning the Company’s reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

Segment Information

	Three Months Ended March 31, 2005
	Community	Retail	Mortgage
(in thousands, except per share data)	Banking	Brokerage	Banking	Consolidated

Interest income	$63,001	$13	$1,460	$64,474
Interest expense	13,770	—	854	14,624

Net interest income	49,231	13	606	49,850
Provision for loan losses	1,000	—	—	1,000
Non-interest income	6,058	3,177	1,367	10,602
Non-interest expense	30,616	2,872	1,846	35,334
Merger-related expense	101	—	—	101

Income before income taxes and discontinued operations	23,572	318	127	24,017
Provision for income taxes	8,829	118	51	8,998

Income from continuing operations	14,743	200	76	15,019
Income from discontinued operations, net of tax	—	—	—	—

Net income	$14,743	$200	$76	$15,019

Basic earnings per share:
Income from continuing operations	$0.33	$0.01	$—	$0.34
Income from discontinued operations, net of tax	$—	$—	—	—

Net income	$0.33	$0.01	—	$0.34

Diluted earnings per share:
Income from continuing operations	$0.33	$—	$—	$0.33
Income from discontinued operations, net of tax	$—	$—	$—	$—

Net income	$0.33	$—	$—	$0.33

	Three Months Ended March 31, 2004
	Community	Retail	Mortgage
(in thousands, except per share data)	Banking	Brokerage	Banking	Consolidated

Interest income	$35,999	$16	$892	$36,907
Interest expense	6,948	—	444	7,392

Net interest income	29,051	16	448	29,515
Provision for loan losses	1,058	—	17	1,075
Non-interest income	3,595	2,956	1,661	8,212
Non-interest expense	19,454	2,519	1,753	23,726
Merger-related expense	216	—	—	216

Income before income taxes and discontinued operations	11,918	453	339	12,710
Provision for income taxes	4,179	163	121	4,463

Income from continuing operations	7,739	290	218	8,247
Income from discontinued operations, net of tax	151	—	—	151

Net income	$7,890	$290	$218	$8,398

Basic earnings per share:
Income from continuing operations	$0.27	$0.01	$0.01	$0.29
Income from discontinued operations, net of tax	$0.01	$—	$—	$0.01

Net income	$0.28	$0.01	$0.01	$0.30

Diluted earnings per share:
Income from continuing operations	$0.27	$0.01	$0.01	$0.29
Income from discontinued operations, net of tax	$—	$—	$—	$—

Net income	$0.27	$0.01	$0.01	$0.29

	March 31, 2005
	Community	Retail	Mortgage
(in thousands)	Banking	Brokerage	Banking	Consolidated

Total assets	$4,878,803	$6,887	$95,964	$4,981,654
Total loans	$3,460,203	$—	$71,858	$3,532,061
Total deposits	$3,953,063	$—	$607	$3,953,670

	December 31, 2004
	Community	Retail	Mortgage
(in thousands)	Banking	Brokerage	Banking	Consolidated

Total assets	$4,789,093	$7,288	$76,654	$4,873,035
Total loans	$3,426,362	$—	$41,542	$3,467,904
Total deposits	$3,799,107	$—	$—	$3,799,107

Note 7 – Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share Based Payment, a revision to the previously issued guidance on accounting for stock options and other forms of equity-based compensation. SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based forms of compensation issued to employees. For the Company, this standard will become effective on January 1, 2006. The Company does not expect the impact of adoption of SFAS No. 123R on earnings per share will be materially different from the current fair value pro forma disclosure.

Companies may elect one of two methods for adoption of SFAS No. 123R. Under the modified prospective method, any awards that are granted or modified after the date of adoption will be measured and accounted for under the provisions of SFAS No. 123R. The unvested portion of previously granted awards will continue to be accounted for under SFAS No. 123, Accounting for Stock-Based Compensation, except that the compensation expense associated with the unvested portions will be recognized in the statement of income. Under the modified retrospective method, all amounts previously reported are restated to reflect the amounts in the SFAS No. 123 pro forma disclosure. The Company expects to make a decision with respect to the method of adoption during the fourth quarter of 2005.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 which expressed the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term. The Company is assessing the impact SAB No. 107 will have on its consolidated financial statements.

In March 2004, the Securities and Exchange Commission issued SAB No. 105, Application of Accounting Principles to Loan Commitments. SAB No. 105 provides guidance on the accounting for loan commitments accounted for as derivative instruments. The Company adopted SAB No. 105 in March 2004. The adoption did not have a material impact on our financial condition or results of operations.

In March 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force regarding issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-01”). The consensus provided guidance for determining when an investment is other-than-temporarily-impaired and established disclosure requirements for investments with unrealized losses. The guidance was effective for periods beginning after June 15, 2004. On September 30, 2004, the FASB deferred the implementation of the recognition criteria of EITF 03-01 pending a review of the guidance in light of comments received. We will evaluate the potential impact this guidance may have on our financial condition and results of operations when it is released in final form.

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

Note 8 – Allowance for Loan Losses

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

Note 9 — Junior Subordinated Debentures

As of March 31, 2005, the Company had ten wholly-owned trusts (“Trusts”) that were formed to issue trust preferred securities and related common securities of the Trusts. Five Trusts, representing aggregate total obligations of approximately $58.9 million (fair value of approximately $69 million as of the merger date), were assumed in connection with the Humboldt merger. Following is information about the Trusts:

Junior Subordinated Debentures

(in thousands)
		Issued	Carrying		Effective
Trust Name	Issue Date	Amount	Value (1)	Rate (2)	Rate (3)	Maturity Date	Call Date
Umpqua Holdings Statutory Trust I	September 2002	$25,774	$25,774	Floating (4)	6.59%	September 2032	September 2007
Umpqua Statutory Trust II	October 2002	20,619	20,619	Floating (5)	6.08%	October 2032	October 2007
Umpqua Statutory Trust III	October 2002	30,928	30,928	Floating (6)	6.24%	November 2032	November 2007
Umpqua Statutory Trust IV	December 2003	10,310	10,310	Floating (7)	5.51%	January 2034	January 2009
Umpqua Statutory Trust V	December 2003	10,310	10,310	Floating (7)	5.88%	March 2034	March 2009
HB Capital Trust I	March 2000	5,310	6,706	10.875%	7.73%	March 2030	March 2010
Humboldt Bancorp Statutory Trust I	February 2001	5,155	6,159	10.200%	7.91%	February 2031	February 2011
Humboldt Bancorp Statutory Trust II	December 2002	10,310	11,740	Floating (8)	5.36%	December 2031	December 2006
Humboldt Bancorp Staututory Trust III	September 2003	27,836	32,074	6.75% (9)	4.89%	September 2033	September 2008
CIB Capital Trust	November 2002	10,310	11,514	Floating (6)	5.20%	November 2032	November 2007

	Total	$156,862	$166,134

(1)	Reflects purchase accounting adjustments, net of accumulated amortization, for junior subordiated debentures assumed in connection with the Humboldt merger.

(2)	Contractual interest rate of junior subordinated debentures.

(3)	Effective interest rate as of March 2005, including impact of purchase accounting amortization.

(4)	Rate based on LIBOR plus 3.50%, adjusted quarterly.

(5)	Rate based on LIBOR plus 3.35%, adjusted quarterly.

(6)	Rate based on LIBOR plus 3.45%, adjusted quarterly.

(7)	Rate based on LIBOR plus 2.85%, adjusted quarterly.

(8)	Rate based on LIBOR plus 3.60%, adjusted quarterly.

(9)	Rate fixed for 5 years from issuance, then adjusted quarterly thereafter based on LIBOR plus 2.95%.

As a result of the adoption of FIN 46, the Trusts have been deconsolidated. The $166.1 million of junior subordinated debentures issued to the Trusts as of March 31, 2005 ($166.3 million as of December 31, 2004) are reflected as junior subordinated debentures in the consolidated balance sheets. The common stock issued by the Trusts is recorded in other assets in the consolidated balance sheets, and totaled $4.7 million at March 31, 2005 and December 31, 2004.

All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of March 31, 2005, under guidance issued by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). In May 2004, the Federal Reserve Board proposed a rule that would continue to allow the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. Under the proposal, after a three-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Based on the proposed rule, the Company expects to include all currently issued trust preferred securities in Tier 1 capital. However, the provisions of the final rule could significantly differ from those proposed and there can be no assurance that the Federal Reserve Board will not further limit the amount of trust preferred securities permitted to be included in Tier 1 capital for regulatory capital purposes.

Note 10 – Commitments and Contingencies

Lease Commitments — The Company leases 65 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times upon expiration. Rent expense, net of rental income, for premises and equipment rentals for the three months ended March 31, 2005 was $1.4 million compared to $832,000 in the comparable period in 2004.

Financial Instruments with Off-Balance Sheet Risk — The Company’s financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank’s business and involve elements of credit, liquidity and interest rate risk. These commitments and contingent liabilities include commitments to extend credit, commitments to sell residential mortgage loans and standby letters of credit. The following table presents a summary of the Bank’s commitments and contingent liabilities as of March 31, 2005:

Contractual Amounts

March 31,
(in thousands)	2005
Commitments to extend credit	$926,107
Commitments to sell residential loans	$18,309
Standby letters of credit	$22,441

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank has not been required to perform on any financial guarantees and did not incur any losses in connection with standby letters of credit during the three months ended March 31, 2005.

The Bank established a loss reserve for unfunded commitments, including loan commitments and letters of credit, during 2004 by reclassifying $1.2 million of the allowance for loan losses. At March 31, 2005, the reserve for unfunded commitments, which is included in other liabilities on the consolidated balance sheet, was approximately $1.4 million. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amounts of commitments, loss experience and economic conditions.

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/ dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position. There were no counterparty default losses on forward contracts in the three months ended March 31, 2005. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/ dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At March 31, 2005, the Bank had forward contracts outstanding totaling $10.5 million, with a fair value of approximately $85,000.

Mortgage loans sold to investors are generally sold with servicing rights retained, with only the standard legal representations and warranties regarding recourse to the Bank. Management believes that any liabilities that may result from such recourse provisions are not significant.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report contains certain forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that expressly or implicitly predict future results, performance or events are forward-looking. In addition, the words “expect,” believe,” “anticipate” and other similar expressions identify forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expected. Factors that could cause or contribute to such differences include, but are not limited to, the risk factors discussed in this and other reports filed with the SEC, including exhibit 99.1 attached hereto, and the following:

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

Summary of Critical Accounting Policies

Our significant accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements for the year ended December 31, 2004 as filed on Form 10-K. Not all of these accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes that the following policies could be considered critical under the SEC’s definition.

Allowance for Loan Losses and Reserve for Unfunded Commitments

The allowance for loan losses (“ALL”) is maintained at a level that is adequate to absorb probable incurred losses inherent in the loan portfolio. The reserve for unfunded commitments (“RUC”) is maintained at a level that is adequate to absorb probable losses associated with our commitment to lend funds, such as with a letter or line of credit. The adequacy of the ALL and RUC are monitored on a regular basis and are based on management’s evaluation of numerous factors. These factors include the quality of the current loan portfolio; the trend in the loan portfolio’s risk ratings; current economic conditions; loan concentrations; loan growth rates; past-due and non-performing trends; evaluation of specific loss estimates for all significant problem loans; historical charge-off and recovery experience; and other pertinent information. Approximately 76% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan losses.

Mortgage Servicing Rights

Mortgage servicing rights (“MSR”) retained are measured by allocating the carrying value of the loans between the assets sold and the interest retained, based on their relative fair values at the date of the sale. The subsequent measurements are determined based on evaluations provided by third parties. MSR assets are amortized over the expected life of the loan and are evaluated periodically for impairment. The expected life of the loan can vary from management’s estimates due to prepayments by borrowers, especially when rates fall. Prepayments in excess of management’s estimates would negatively impact the recorded value of the MSR. The value of the MSR is also dependent upon the discount rate used in the model. Management reviews this rate on an ongoing basis based on current market rates. A significant increase in the discount rate would reduce the value of MSR.

Goodwill and Other Intangibles

At March 31, 2005, we had approximately $408 million in goodwill and other intangible assets as a result of business combinations. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and also reviewed for impairment. Goodwill and other intangibles with indefinite lives are not amortized but instead are periodically tested for impairment. Management performs this impairment analysis on a quarterly basis, or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. No impairment loss was recognized during the quarter ended March 31, 2005.

Results of Operations—Overview

For the three months ended March 31, 2005, net income was $15.0 million, or $0.33 per diluted share, an increase of 14% on a per diluted share basis as compared to $8.4 million, or $0.29 per diluted share for the first quarter of 2004. Income from continuing operations for the three months ended March 31, 2005, which excludes the after-tax operating results from our merchant bankcard portfolio, was $15.0 million, or $0.33 per diluted share, as compared to $8.2 million, or $0.29 per diluted share for the first quarter of 2004. Additional information on discontinued operations is provided under the heading Discontinued Operations below. The improvement in diluted earnings per share from continuing operations for the three months ended March 31, 2005 is principally attributable to improved net interest income, offset by a decrease in mortgage banking revenue and increased operating expenses. We completed the acquisition of Humboldt on July 9, 2004, and the results of the acquired operations are included in our financial results starting on July 10, 2004.

We incur significant expenses related to the completion and integration of mergers. Accordingly, we believe that our operating results are best measured on a comparative basis excluding the impact of merger-related expenses, net of tax. We define operating income as income before merger related expenses, net of tax, and we calculate operating income per diluted share by dividing operating earnings by the same diluted share total used in determining diluted earnings per share (see Note 5 of the Notes to Condensed Consolidated Financial Statements). Operating income and operating income per diluted share are considered “non-GAAP” financial measures. Although we believe the presentation of non-GAAP financial measures provides a better indication of our operating performance, readers of this report are urged to review the GAAP results as presented in the Condensed Consolidated Financial Statements.

The following table presents a reconciliation of operating income and operating income per share to net income and net income per share for the three months ended March 31, 2005 and 2004:

Reconciliation of Operating Income to Net Income

	Three Months Ended March 31,
(in thousands, except per share data)	2005	2004
Net income	$15,019	$8,398
Merger-related expenses, net of tax	61	131

Operating income	$15,080	$8,529

Per diluted share:
Net income	$0.33	$0.29
Merger-related expenses, net of tax	0.01	0.01

Operating income	$0.34	$0.30

The following table presents the returns on average assets, average shareholders’ equity and average tangible shareholders’ equity for the three months ended March 31, 2005 and 2004. It includes the calculated ratios based on reported net income and income from continuing operations, and operating income as shown in the Table above. To the extent return on average shareholders’ equity is used to compare our performance with other financial institutions that do not have merger-related intangible assets, we believe it beneficial to also consider the return on average tangible shareholders’ equity. The return on average tangible shareholders’ equity is calculated by dividing net income by average shareholders’ equity less average intangible assets. The return on average tangible shareholders’ equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average shareholders’ equity.

Returns on Average Assets, Shareholders’ Equity and Tangible Shareholders’ Equity

	For the Three Months Ended March 31,
(in thousands)	2005	2004
Returns on average assets:
Net income	1.24%	1.15%
Income from continuing operations	1.24%	1.13%
Operating income	1.25%	1.17%

Returns on average shareholders’ equity:
Net income	8.78%	10.42%
Income from continuing operations	8.78%	10.23%
Operating income	8.82%	10.58%

Returns on average tangible shareholders’ equity:
Net income	21.34%	20.52%
Income from continuing operations	21.34%	20.15%
Operating income	21.43%	20.84%

Calculation of average tangible shareholders’ equity:
Average shareholders’ equity	$693,551	$324,191
Less: average intangible assets	(408,160)	(159,550)

Average tangible shareholders’ equity	$285,391	$164,641

Discontinued Operations

During the fourth quarter of 2004, we completed a strategic review of our merchant bankcard portfolio. We concluded that shareholder value would be maximized, on a risk-adjusted basis, through a sale of the portfolio to a third party. In December 2004, the Bank sold its merchant bankcard portfolio to a third party for $5.9 million in cash, resulting in a gain on sale (after selling costs and related expenses) of $5.6 million, or $3.4 million after-tax. The operating results related to the merchant bankcard portfolio (including the gain on sale) have been reclassified as income from discontinued operations, net of tax for all periods presented. We retained no ongoing liability related to the portfolio subsequent to the sale and entered into an agreement whereby we will refer all merchant applications exclusively to the buyer for a period of seven years. In consideration for the referrals, we will receive remuneration for each accepted application and an on-going royalty based on a percentage of net revenue generated by the account as defined in the agreement. We do not expect the referral revenue will have a material impact on our non-interest income.

For the three months ended March 31, 2005, we recognized no income related to the merchant bankcard portfolio. In the first quarter of 2004, we recognized $151,000, net of tax. As a result of the sale, we will no longer have the benefit of this revenue stream. Since, for the year ended December 31, 2004, merchant bankcard revenue comprised only about 2% of total non-interest income, we do not expect the loss of revenue will have a material impact on our results of operations in 2005.

Additional information on discontinued operations is provided in Note 3 of the Notes to Condensed Consolidated Financial Statements.

Net Interest Income

Net interest income is the largest source of our operating income. Net interest income was $49.9 million for the three-month period ended March 31, 2005, an increase of $20.3 million, or 69% over the comparable period in 2004. This increase is attributable to growth in outstanding average interest earning assets and interest-bearing liabilities over the comparable prior year period, primarily due to the Humboldt merger, which was completed on July 9, 2004. The fair value of earning assets acquired on that date totaled $1.3 billion, and interest-bearing liabilities totaled $836 million.

For the three-month period ended March 31, 2005, the net interest margin (net interest income as a percentage of average interest earning assets) on a fully tax-equivalent basis was 4.83%, an increase of 20 basis points as compared to the same period in 2004. This increase is principally attributable to both the higher historical margin of Humboldt and accretion resulting from purchase accounting adjustments. The first quarter 2005 margin expanded by 9 basis points over the fourth quarter 2004 principally due to recent increases in short-term market interest rates.

The following table presents the condensed average balance sheet information, together with interest income and yields on average interest bearing assets, and interest expense and rates paid on average interest-bearing liabilities for the three-month periods ended March 31, 2005 and 2004:

Average Rates and Balances

	Three Months Ended			Three Months Ended
	March 31, 2005			March 31, 2004
		Interest	Average		Interest	Average
	Average	Income or	Yields	Average	Income or	Yields
(in thousands)	Balance	Expense	or Rates	Balance	Expense	or Rates
INTEREST-EARNING ASSETS:
Loans and leases (1)	$3,488,907	$56,936	6.62%	$2,058,456	$31,865	6.23%
Taxable securities	624,299	6,592	4.28%	474,738	4,596	3.89%
Non-taxable securities (2)	66,699	1,080	6.57%	37,755	633	6.74%
Temporary investments (3)	36,030	220	2.48%	10,400	23	0.89%

Total interest earning assets	4,215,935	64,828	6.24%	2,581,349	37,117	5.78%
Allowance for credit losses	(45,636)			(26,043)
Other assets	738,102			386,658

Total assets	$4,908,401			$2,941,964

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	$2,032,998	$5,464	1.09%	$1,216,085	$2,524	0.83%
Time deposits	894,916	5,860	2.66%	597,514	3,365	2.27%
Federal funds purchased and repurchase agreements	87,505	501	2.32%	54,510	138	1.02%
Term debt	82,625	405	1.99%	55,000	241	1.76%
Notes payable on junior subordinated debentures and trust preferred securities	166,214	2,394	5.84%	97,941	1,124	4.62%

Total interest-bearing liabilities	3,264,258	14,624	1.82%	2,021,050	7,392	1.47%
Non-interest-bearing deposits	894,916			571,130
Other liabilities	55,676			25,593

Total liabilities	4,214,850			2,617,773
Shareholders’ equity	693,551			324,191

Total liabilities and shareholders’ equity	$4,908,401			$2,941,964

NET INTEREST INCOME (2)		$50,204			$29,725

NET INTEREST SPREAD			4.42%			4.31%

AVERAGE YIELD ON EARNING ASSETS (1), (2)			6.24%			5.78%

INTEREST EXPENSE TO EARNING ASSETS			1.41%			1.15%

NET INTEREST INCOME TO EARNING ASSETS (1), (2)			4.83%			4.63%

(1)	Non-accrual loans are included in average balance. Includes mortgage loans held for sale.

(2)	Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of $354,000 and $210,000 for the three months ended March 31, 2005 and 2004, respectively.

(3)	Temporary investments include federal funds sold and interest-bearing deposits at other banks.

The following table sets forth a summary of the changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three month period ended March 31, 2005 as compared to the same period in 2004. Changes in interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Rate/ Volume Analysis

	THREE MONTHS ENDED MARCH 31,
	2005 COMPARED TO 2004
	INCREASE (DECREASE) IN INTEREST
	INCOME AND EXPENSE DUE TO
	CHANGES IN
(in thousands)	VOLUME	RATE	TOTAL
INTEREST-EARNING ASSETS:
Loans	$23,257	$1,814	$25,071
Taxable securities	1,550	446	1,996
Non-taxable securities (1)	476	(12)	464
Temporary investments	114	83	197

Total (1)	25,397	2,331	27,728

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	2,044	896	2,940
Time deposits	1,880	615	2,495
Repurchase agreements and federal funds	118	245	363
Junior subordinated debentures	132	32	164
Term debt	929	341	1,270

Total (1)	5,103	2,129	7,232

Net increase in net interest income	$20,294	$202	$20,496

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

Provision for Loan Losses

The provision for loan losses was $1.0 million for the three months ended March 31, 2005, compared with $1.1 million for the same period in 2004. As a percentage of average outstanding loans, the provision for loan losses recorded for the three months ended March 31, 2005 was 0.12%, a decrease of nine basis points from the same period in 2004. The decrease in the provision for loan losses in the three months ended March 31, 2005 is principally attributable to net recoveries during the period and improved asset quality trends.

The provision for loan losses is based on management’s evaluation of inherent risks in the loan portfolio and a corresponding analysis of the allowance for loan losses. Additional discussion on loan quality and the allowance for loan losses is provided under the heading Asset Quality and Non-Performing Assets below.

Non-Interest Income

Non-interest income for the quarter ended March 31, 2005 was $10.6 million, an increase of $2.4 million, or 29%, over the same period in 2004. The following table presents the key components of non-interest income for the three months ended March 31, 2005 and 2004:

Non-Interest Income

	Three months ended March 31,

(in thousands)	2005	2004	Change Amount	Change Percent
Deposit service charges	$4,822	$3,127	$1,695	54%
Brokerage fees	3,129	2,891	238	8%
Mortgage banking revenue	1,350	1,649	(299)	-18%
Other	1,301	545	756	139%

Total	$10,602	$8,212	$2,390	29%

Deposit service charges increases are principally attributable to the Humboldt acquisition. Total brokerage fees for the three months ended March 31, 2005 increased $238,000 or 8% as compared to the same period in 2004. The increase is primarily due to additional brokerage staff and enhanced sales and marketing efforts. Increases in other non-interest income result primarily from increased revenue related to the Humboldt acquisition.

Non-Interest Expense

Non-interest expense for the quarter ended March 31, 2005 was $35.4 million, an increase of $11.5 million or 48% over the same period of 2004. The following table presents the key elements of non-interest expense for the three months ended March 31, 2005 and 2004.

Non-Interest Expense

	Three months ended March 31,

(in thousands)	2005	2004	Change Amount	Change Percent
Salaries and employee benefits	$20,279	$13,665	$6,614	48%
Net occupancy and equipment	6,133	4,115	2,018	49%
Communications	1,245	1,238	7	1%
Marketing	757	736	21	3%
Services	3,512	1,601	1,911	119%
Supplies	527	435	92	21%
Intangible amortization	660	86	574	667%
Merger-related expenses	101	216	(115)	-53%
Other	2,221	1,850	371	20%

Total	$35,435	$23,942	$11,493	48%

Increases for the quarter are primarily attributable to the inclusion of expenses from California operations as a result of the Humboldt acquisition. We incur significant expenses in connection with the completion and integration of bank acquisitions that are not capitalizable. Substantially all merger-related expense incurred in the first quarter of 2005 related to the Humboldt acquisition. We expect to incur less than $500,000 of additional merger-related expenses in connection with the Humboldt merger, principally during the second quarter of 2005.

Income Taxes

Our consolidated effective tax rate as a percentage of pre-tax income from continuing operations for three months ended March 31, 2005 was 37.5%, compared to 35.1% for the same period in 2004. The change is primarily attributable to the increased State of California tax rate on income from operations related to the Humboldt acquisition and the reduced proportion of tax exempt income to total income. The effective tax rates were below the federal statutory rate of 35% and the apportioned state rate of 5% (net of the federal tax benefit) principally because of income arising from bank owned life insurance, income on tax exempt investment securities, tax credits arising from low income housing investments and exemptions related to loans and hiring in certain designated enterprise zones.

FINANCIAL CONDITION

Investment Securities

Total investment securities as of March 31, 2005 were $651 million, as compared to $688 million at December 31, 2004. This decrease is principally attributable to the maturities of investment securities as well as unrealized losses in the investment securities portfolio during the quarter. A total of $634,000 in securities were purchased during the three-month period ended March 31, 2005.

The following table presents the investment securities portfolio by major type as of March 31, 2005 and December 31, 2004:

Investment Securities Composition

	Investment Securities Available for Sale
	March 31, 2005		December 31, 2004
(in thousands)	Fair Value	%	Fair Value	%

U.S. Treasury and agencies	$201,986	32%	$206,629	31%
Mortgage-backed	141,875	22%	150,454	22%
Collateralized mortgage obligations	193,733	30%	215,014	32%
Obligations of states and political subdivisions	53,681	8%	54,936	8%
Other	48,431	8%	48,951	7%

Total	$639,706	100%	$675,984	100%

	Investment Securities Held to Maturity
	March 31, 2005		December 31, 2004
	Amortized		Amortized
	Cost	%	Cost	%

Obligations of states and political subdivisions	11,418	97%	11,432	97%
Other	375	3%	375	3%

Total	$11,793	100%	$11,807	100%

For the three month period ended March 31, 2005, the investment securities portfolio had net unrealized losses of $9.5 million. These losses are principally attributable to increases in market interest rates from December 31, 2004 to March 31, 2005.

The average duration for the investment securities portfolio at March 31, 2005 was approximately 2.7 years. Information on average investment securities balances and average fully tax-equivalent yields is included under the Net Interest Income section of this Report.

Loans

Total loans outstanding as of March 31, 2005 were $3.5 billion, an increase of $64 million, or 2% from December 31, 2004. First quarter loan growth was strong in both the Oregon/Washington and California markets, which recorded growth of $26 million and $38 million, respectively. This growth is consistent with recent periods and is attributed to continued improvement of economic conditions in our markets resulting in strong loan demand, the quality of our loan origination staff and the fact that most loan decisions can be made locally.

The following table presents the major components of the loan portfolio at March 31, 2005 and December 31, 2004:

Loan Concentrations

(in thousands)	March 31, 2005		December 31, 2004
Type of Loan	Amount	Percentage	Amount	Percentage
Construction and development	$489,315	13.9%	$481,836	13.9%
Farmland	41,116	1.2%	39,662	1.1%
Home equity credit lines	126,790	3.6%	126,264	3.6%
Single family first lien mortgage	123,582	3.5%	116,457	3.4%
Single family second lien mortgage	21,006	0.6%	20,729	0.6%
Multifamily	177,077	5.0%	182,526	5.3%
Commercial real estate	1,706,485	48.3%	1,649,797	47.6%

Total real estate secured	2,685,371	76.1%	2,617,271	75.5%
Commercial and industrial	702,928	19.9%	699,471	20.2%
Agricultural production	33,361	0.9%	34,405	1.0%
Consumer	70,836	2.0%	77,903	2.2%
Leases	17,389	0.5%	18,351	0.5%
Other	22,176	0.6%	20,503	0.6%

Total loans	$3,532,061	100.0%	$3,467,904	100.0%

Information on average loan balances and average yields is included under the Net Interest Income section of this Report.

Asset Quality and Non-Performing Assets

Non-performing loans, which include non-accrual loans and accruing loans past due over 90 days totaled $23.7 million, or 0.67% of total loans, at March 31, 2005, as compared to $22.6 million, or 0.65% of total loans, at December 31, 2004. Non-performing assets, which include non-performing loans and foreclosed real estate (“other real estate owned”), totaled $23.9 million, or 0.48% of total assets as of March 31, 2005, compared with $23.6 million, or 0.48% of total assets as of December 31, 2004.

The increase in non-performing loans since December 31, 2004 is principally attributable to one $2 million loan relationship that was delinquent beyond 90 days. This loan is an accruing asset and full collection is expected.

Loans are classified as non-accrual when collection of principal or interest is doubtful—generally if they are past due as to maturity or payment of principal or interest by 90 days or more—unless such loans are well-secured and in the process of collection. Additionally, all loans that are “impaired” in accordance with SFAS No. 114, Accounting by Creditors for the Impairment of a Loan, are considered for non-accrual status. These loans will typically remain on non-accrual status until all principal and interest payments are brought current and the prospects for future payments in accordance with the loan agreement appear relatively certain. Foreclosed properties held as other real estate owned are recorded at the lower of the recorded investment in the loan or market value of the property less expected selling costs. Other real estate owned at March 31, 2005 totaled $213,000 and consisted of two small commercial properties, following the sale of three properties during the first quarter of 2005.

The following table summarizes our non-performing assets as of March 31, 2005 and December 31, 2004:

Non-Performing Assets

	March 31,	December 31,
(in thousands)	2005	2004
Loans on nonaccrual status	$21,420	$21,836
Loans past due 90 days or more and accruing	2,240	737

Total nonperforming loans	23,660	22,573
Other real estate owned	213	979

Total nonperforming assets	$23,873	$23,552

Allowance for loan losses	$45,360	$44,229
Reserve for unfunded commitments	1,368	1,338

Allowance for credit losses	$46,728	$45,567

Asset quality ratios:
Non-performing assets to total assets	0.48%	0.48%
Non-performing loans to total loans	0.67%	0.65%
Allowance for loan losses to total loans	1.28%	1.28%
Allowance for credit losses to total loans	1.32%	1.31%
Allowance for credit losses to total non-performing loans	197%	202%

At March 31, 2005, approximately $17.0 million of loans were classified as restructured. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. Substantially all of the restructured loans as of March 31, 2005 were classified as impaired and $15.8 million were included as non-accrual loans in the table above.

Subsequent to quarter-end we received information of potential problems with a customer that has a $2.5 million unsecured line of credit. We are in the process of receiving additional information but currently we cannot reasonably estimate a potential range of loss or if a potential loss exists. We have not identified any other potential problem loans that were not classified as non-performing but for which known information about the borrower’s financial condition caused management to have concern about the ability of the borrowers to comply with the repayment terms of the loans. A decline in the economic conditions in our general market areas or other factors could adversely impact individual borrowers or the loan portfolio in general. Accordingly, there can be no assurance that loans will not become 90 days or more past due, become impaired or placed on non-accrual, restructured or transferred to other real estate owned in the future.

Allowance for Loan Losses and Reserve for Unfunded Commitments

The process for determining the adequacy of the allowance for loan losses (“ALL”) was modified during 2004 in connection with the Humboldt acquisition. These modifications did not result in a material adjustment to the allowance for loans losses. Additional information regarding the methodology used in determining the adequacy of the allowance for loan losses is contained in Part I, Item 1 of our Annual Report on Form 10-K under the heading “Allowance for Loan Loss Methodology”.

The ALL totaled $45.4 million and $44.2 million at March 31, 2005 and December 31, 2004, respectively. The increase in the ALL from year-end 2004 is principally attributable to the provision for loan losses.

Allowance for Loan Losses

	Three Months Ended
	March 31,
(in thousands)	2005	2004

Balance beginning of period	$44,229	$25,352
Provision for loan losses	1,000	1,075
Loans charged-off	(612)	(447)
Charge-off recoveries	743	307

Net recoveries (charge-offs)	131	(140)
Total Allowance for loan losses	45,360	26,287

Reserve for unfunded commitments	1,368	—

Allowance for credit losses	$46,728	$26,287

As a percentage of average loans (annualized):
Net (recoveries) charge-offs	(0.02)%	0.03%
Provision for loan losses	0.12%	0.21%

Allowance for loan losses as a percentage of:
Period end loans	1.28%	1.27%
Non-performing loans	192%	223%

Allowance for credit losses as a percentage of:
Period end loans	1.32%	1.27%
Non-performing loans	197%	223%

During the third quarter of 2004, a portion of the ALL related to unfunded credit commitments, such as letters of credit and the available portion of credit lines, was reclassified from the ALL to other liabilities on the balance sheet. Prior to July 1, 2004, our ALL adequacy model did not allocate any specific component of the ALL to loss exposure for unfunded commitments.

The following table presents a summary of activity in the reserve for unfunded commitments (“RUC”) since December 31, 2004:

Summary of Reserve for Unfunded Commitments Activity

	March 31,	December 31,
(in thousands)	2005	2004
Balance beginning of quarter	$1,338	$1,216
Increase charged to other expenses	30	122
Charge-offs	—	—
Recoveries	—	—

Balance end of quarter	$1,368	$1,338

We believe that the ALL and RUC at March 31, 2005 are sufficient to absorb losses inherent in the loan portfolio and credit commitments outstanding as of that date, respectively, based on the best information available. This assessment, based in part on historical levels of net charge-offs, loan growth, and a detailed review of the quality of the loan portfolio, involves uncertainty and judgment; therefore, the adequacy of the ALL and RUC cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan losses or other expenses in future periods if the results of their review warrant such.

Mortgage Servicing Rights (“MSR”)

The following table presents the key elements of our MSR asset as of March 31, 2005 and December 31, 2004:

MSR

	March 31,	December 31,
(in thousands)	2005	2004
Balance, beginning of quarter	$11,154	$11,140
Additions for new mortgage servicing rights capitalized	671	577
Amortization of servicing rights	(460)	(531)
Impairment recovery / (charge)	(284)	(32)

Balance, end of quarter	$11,081	$11,154

Balance of loans serviced for others	1,052,910	1,064,000
MSR as a percentage of serviced loans	1.05%	1.05%

As of March 31, 2005, we serviced residential mortgage loans for others with an aggregate outstanding principal balance of approximately $1.1 billion for which servicing assets have been recorded. In accordance with generally accepted accounting principles, the servicing asset recorded at the time of sale is amortized over the term of, and in proportion to, net servicing revenues. For the three months ended March 31, 2005, total mortgage loan origination volume was $67.5 million, a decrease of $43.1 million, or 39%, from the same period in 2004. This decrease is principally attributable to a lower level of refinance activity (due to higher market interest rates) and the termination of wholesale channel originations during the third quarter of 2004.

The value of MSR is impacted by market rates for mortgage loans. Historically low market rates, which were experienced during 2003, can cause prepayments to increase as a result of refinancing activity. To the extent loans are prepaid sooner than estimated at the time servicing assets are originally recorded, it is possible that certain MSR assets may become impaired to the extent that the fair value is less than carrying value (net of any previously recorded amortization or valuation reserves). Generally, the fair value of our MSR will increase as market rates for mortgage loans rise and decrease if market rates fall.

At March 31, 2005, we had a valuation reserve of $1.1 million based on the estimated fair value of the servicing portfolio. The valuation reserve is adjusted on a quarterly basis through adjustments to mortgage banking revenue.

Goodwill and Core Deposit Intangible Assets

At March 31, 2005, we had goodwill and core deposit intangibles of $396.4 million and $11.4 million, respectively, as compared to $396.4 million and $12.1 million, respectively, at year-end 2004. We amortize core deposit intangible assets on an accelerated basis over an estimated ten-year life.

Substantially all of the goodwill is associated with our community banking operations. We evaluate goodwill for possible impairment on a quarterly basis. There were no impairments recorded for the three months ended March 31, 2005 and 2004.

Deposits

Total deposits were $4.0 billion at March 31, 2005, an increase of $155 million, or 4%, from December 31, 2004. This growth is consistent with recent periods and is attributed to our unique delivery process, service quality focus, marketing and product design, and not as the result of paying rates in excess of market. Information on average deposit balances and average rates paid is included under the Net Interest Income section of this Report.

The following table presents the deposit balances by major category as of March 31, 2005 and December 31, 2004:

Deposits

	March 31, 2005		December 31, 2004
(in thousands)	Amount	%	Amount	%
Non-interest bearing	$962,912	24%	$891,731	23%
Interest bearing demand	1,563,394	40%	1,504,396	40%
Savings and money market	451,733	11%	452,684	12%
Time, less than $100,000	462,426	12%	462,951	12%
Time, $100,000 or greater	513,205	13%	487,345	13%

Total	$3,953,670	100%	$3,799,107	100%

Borrowings

At March 31, 2005, the Bank had outstanding term debt of $63.4 million. Advances from the Federal Home Loan Banks of San Francisco and Seattle (“FHLB”) amounted to $62.5 million of the total and are secured by investment securities and residential mortgage loans. The FHLB advances outstanding at March 31, 2005 had fixed interest rates ranging from 1.76% to 8.08%. Approximately $60 million, or 96%, of the FHLB advances mature prior to December 31, 2005, and $61 million, or 98%, mature prior to December 31, 2007. Management expects continued use of FHLB advances as a source of short and long-term funding.

Junior Subordinated Debentures

We had junior subordinated debentures with carrying values of $166.1 million and $166.3 million, respectively, at March 31, 2005 and December 31, 2004, respectively.

At March 31, 2005, approximately $119 million, or 76% of the total issued amount, had interest rates that are adjustable on a quarterly basis based on a spread over LIBOR. Increases in short-term market interest rates during the three months ended March 31, 2005 have resulted in increased interest expense for junior subordinated debentures. Although any additional increases in short-term market interest rates will increase the interest expense for junior subordinated debentures, we believe that other attributes of our balance sheet will serve to mitigate the impact to net interest income on a consolidated basis.

As of March 31, 2005, $156.9 million (representing the entire issued amount) of junior subordinated debentures qualified as Tier 1 capital under regulatory capital purposes. Additional information regarding the terms of the junior subordinated debentures, including maturity/call dates and interest rates, is included in Note 9 of the Notes to Condensed Consolidated Financial Statements.

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

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to meet its ongoing cash obligations, which consist principally of debt service on the $156.9 million (issued amount) of outstanding junior subordinated debentures. As of March 31, 2005, the Company did not have any borrowing arrangements.

As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $28.7 million during the three months ended March 31, 2005. The principal source of cash provided by operating activities was net income. Net cash of $40.8 million used in investing activities consisted principally of $73.5 million of net loan growth offset by sales and maturities of investment securities available for sale of $27.3 million. The $97.4 million of cash provided in financing activities primarily consisted of $155.0 million of net deposit growth, offset by $57.6 million of financing outflows related to repayment of term loans, Fed funds purchased and securities sold under agreements to repurchase.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses that may require payment of a fee by the customer. Since many of the commitments will expire without being drawn upon, the total commitment amounts do not necessarily reflect future cash requirements. At March 31, 2005, commitments to extend credit and standby letters of credit were approximately $926 million and $22 million, respectively.

Capital Resources

Shareholders’ equity at March 31, 2005 was $697 million, an increase of $9.3 million, or 1%, from December 31, 2004. The increase in shareholders’ equity during the three months ended March 31, 2005 was principally due to the retention of $12.4 million, or approximately 82%, of net income for the quarter, partially offset by an increase in accumulated other comprehensive loss as a result of unrealized loss in the investment securities portfolio.

The following table shows Umpqua Holdings’ consolidated capital adequacy ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a “well-capitalized” institution at March 31, 2005 and December 31, 2004:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy purposes		Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2005:
Total Capital (to Risk Weighted Assets)	$491,219	11.81%	$332,748	8.00%	$415,935	10.00%
Tier I Capital (to Risk Weighted Assets)	$445,859	10.72%	$166,365	4.00%	$249,548	6.00%
Tier I Capital (to Average Assets)	$445,859	9.89%	$180,327	4.00%	$225,409	5.00%

As of December 31, 2004:
Total Capital (to Risk Weighted Assets)	$475,480	11.58%	$328,484	8.00%	$410,605	10.00%
Tier I Capital (to Risk Weighted Assets)	$431,251	10.50%	$164,286	4.00%	$246,429	6.00%
Tier I Capital (to Average Assets)	$431,251	9.55%	$180,629	4.00%	$225,786	5.00%

The following table presents cash dividends declared and dividend payout ratios (dividends declared per share divided by basic earnings per share) for the three months ended March 31, 2005 and 2004:

Cash Dividends and Payout Ratios

	Three Months Ended
	March 31,
	2005	2004
Dividend declared per share	$0.06	$0.04
Dividend payout ratio	18%	13%

Our board of directors has approved a stock repurchase plan for up to 1.5 million shares of common stock. As of March 31, 2005, a total of 1.1 million shares remain available for repurchase under this authorization, which expires on June 30, 2005. In addition, our stock option plans provide for option holders to pay for the exercise price in part or whole by tendering previously held shares. Although no shares were repurchased in open market transactions during the first quarter of 2005, we do expect to repurchase additional shares in the future. The timing and amount of such repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings and our capital plan.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     There have been no material changes in the quantitative and qualitative disclosures about market risk as of March 31, 2005 from those presented in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

     Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings. The disclosure controls and procedures were last evaluated by management as of March 31, 2005.

     There have been no significant changes in our internal controls or in other factors that are likely to materially affect our internal controls over financial reporting subsequent to the date of the evaluation.

Part II. OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submissions of Matters to a Vote of Securities Holders

(a)	Not Applicable.

(b)	Not Applicable.

(c)	Not Applicable.

(d)	Not Applicable.

Item 5. Other Information

(a)	Not Applicable.

(b)	Not Applicable.

Item 6. Exhibits

The exhibits filed as part of this Report and exhibits incorporated herein by reference to other documents are listed in the Exhibit Index to this Report.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UMPQUA HOLDINGS CORPORATION (Registrant)

Dated May 9, 2005	/s/ Raymond P. Davis

Raymond P. Davis
President and
Chief Executive Officer

Dated May 9, 2005	/s/ Daniel A. Sullivan

Daniel A. Sullivan
Executive Vice President and
Chief Financial Officer

Dated May 9, 2005	/s/ Ronald L. Farnsworth

Ronald L. Farnsworth
Senior Vice President/Finance and
Principal Accounting Officer

EXHIBIT INDEX

Exhibit

3.1(a)	Articles of Incorporation, as amended

3.2(b)	Bylaws, as amended

4.0(c)	Specimen Stock Certificate

10.1(d)	Amendment dated effective December 30, 2004 to a Supplemental Executive Retirement Plan dated July 1, 2003, between the Company and Raymond P. Davis

10.2	Nonqualified Stock Option Agreement dated January 3, 2005 for Raymond P. Davis

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Risk Factors

(a)	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed September 9, 2002.

(b)	Incorporated by reference to Exhibit 3.2 to the Form 10-Q filed May 10, 2004.

(c)	Incorporated by reference to the Registration Statement on Form S-8 (No. 333-77259) filed with the SEC on April 28, 1999.

(d)	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed January 3, 2005.