Form 10-Q
period 2005-06-30
UMPQUA HOLDINGS CORP
filed 2005-08-09
CIK 1077771

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: June 30, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File Number: 000-25597
Umpqua Holdings Corporation
(Exact Name of Registrant as Specified in Its Charter)

OREGON	93-1261319

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
One SW Columbia Street, Suite 1200
Portland, Oregon 97258
(Address of Principal Executive Offices)(Zip Code)
(503) 727-4100
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
Common stock, no par value: 44,476,750 shares outstanding as of July 31, 2005

UMPQUA HOLDINGS CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
(in thousands, except shares)	2005	2004
ASSETS
Cash and due from banks	$127,286	$94,561
Temporary investments	73,462	23,646

Total cash and cash equivalents	200,748	118,207
Trading account assets	1,403	1,577
Investment securities available for sale, at fair value	571,895	675,984
Investment securities held to maturity, at amortized cost	11,735	11,807
Mortgage loans held for sale	20,301	20,791
Loans	3,612,004	3,467,904
Allowance for loan losses	(44,510)	(44,229)

Net loans	3,567,494	3,423,675
Federal Home Loan Bank stock, at cost	14,298	14,218
Premises and equipment, net	88,321	85,681
Goodwill and other intangible assets, net	407,072	408,460
Mortgage servicing rights, net	9,268	11,154
Other assets	146,080	101,481

Total assets	$5,038,615	$4,873,035

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$977,160	$891,731
Interest bearing	2,995,760	2,907,376

Total deposits	3,972,920	3,799,107
Securities sold under agreements to repurchase and federal funds purchased	127,449	88,267
Term debt	13,296	88,451
Junior subordinated debentures	165,970	166,256
Other liabilities	44,243	43,341

Total Liabilities	4,323,878	4,185,422

COMMITMENTS AND CONTINGENCIES (NOTE 10)

SHAREHOLDERS’ EQUITY
Common stock, no par value, 100,000,000 shares authorized; issued and outstanding: 44,453,407 in 2005 and 44,211,075 in 2004	563,582	560,611
Retained earnings	153,794	128,112
Accumulated other comprehensive loss	(2,639)	(1,110)

Total shareholders’ equity	714,737	687,613

Total liabilities and shareholders’ equity	$5,038,615	$4,873,035

See accompanying notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
INTEREST INCOME
Interest and fees on loans	$60,220	$32,791	$117,156	$64,655
Interest and dividends on investment securities
Taxable	6,252	5,324	12,801	9,843
Exempt from federal income tax	699	396	1,412	809
Dividends	38	91	81	162
Other interest income	454	44	687	84

Total Interest Income	67,663	38,646	132,137	75,553

INTEREST EXPENSE
Interest on deposits	13,485	5,785	24,809	11,675
Interest on federal funds purchased and repurchase agreements	407	184	908	323
Interest on borrowed funds	139	467	544	708
Interest on junior subordinated debentures	2,550	1,120	4,944	2,243

Total interest expense	16,581	7,556	31,205	14,949

Net interest income	51,082	31,090	100,932	60,604
Provision for loan losses	1,400	1,100	2,400	2,175

Net interest income after provision for loan losses	49,682	29,990	98,532	58,429

NON-INTEREST INCOME
Service charges on deposit accounts	5,426	3,273	10,248	6,400
Brokerage commissions and fees	2,879	3,014	6,008	5,905
Mortgage banking revenue	228	2,399	1,578	4,048
Other income	1,993	514	3,294	1,059
Net gain on sale of investment securities	1,398	6	1,398	6

Total non-interest income	11,924	9,206	22,526	17,418

NON-INTEREST EXPENSE
Salaries and employee benefits	20,361	13,753	40,640	27,419
Net occupancy and equipment	6,109	4,153	12,242	8,268
Merger related expenses	161	549	262	765
Other expenses	9,790	6,551	18,712	12,495

Total non-interest expenses	36,421	25,006	71,856	48,947

Income before income taxes and discontinued operations	25,185	14,190	49,202	26,900
Provision for income taxes	9,179	5,180	18,177	9,643

Income from continuing operations	16,006	9,010	31,025	17,257
Income from discontinued operations, net of tax	—	121	—	272

Net income	$16,006	$9,131	$31,025	$17,529

BASIC EARNINGS PER SHARE
Continuing operations	$0.36	$0.32	$0.70	$0.61
Discontinued operations	—	—	—	0.01

Net income	$0.36	$0.32	$0.70	$0.62

DILUTED EARNINGS PER SHARE
Continuing operations	$0.36	$0.31	$0.69	$0.60
Discontinued operations	—	0.01	—	0.01

Net income	$0.36	$0.32	$0.69	$0.61

See accompanying notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

				Accumulated
	Common Stock			Other
			Retained	Comprehensive
(in thousands, except shares)	Shares	Amount	Earnings	Loss	Total

BALANCE AT JANUARY 1, 2004	28,411,816	$230,773	$89,058	$(862)	$318,969
Net income			47,166		47,166
Other comprehensive loss, net of tax:
Unrealized losses on securities arising during the year (1)				(248)	(248)

Comprehensive income					$46,918

Deferred compensation earned during the year		226			226
Stock repurchased and retired	(321,729)	(6,062)			(6,062)
Stock options exercised and related tax benefit	629,661	9,018			9,018
Stock issued in connection with acquisitions (Note 4)	15,491,327	326,656			326,656
Cash dividends			(8,112)		(8,112)

Balance at December 31, 2004	44,211,075	$560,611	$128,112	$(1,110)	$687,613

BALANCE AT JANUARY 1, 2005	44,211,075	$560,611	$128,112	$(1,110)	$687,613
Net income			31,025		31,025
Other comprehensive loss, net of tax:
Unrealized losses on securities arising during the period (2)				(1,529)	(1,529)

Comprehensive income					$29,496

Deferred compensation earned during the period		519			519
Stock repurchased and retired	(52,405)	(1,149)			(1,149)
Stock options exercised and related tax benefit	294,737	3,601			3,601
Cash dividends			(5,343)		(5,343)

Balance at June 30, 2005	44,453,407	$563,582	$153,794	$(2,639)	$714,737

(1)	Net unrealized holding loss on securities of $237,000 (net of $101,000 tax benefit), plus reclassification adjustment for net gains included in net income of $11,000 (net of $8,000 tax expense).

(2)	Net unrealized holding loss on securities of $690,000 (net of $460,000 tax benefit), plus reclassification adjustment for net gains included in net income of $839,000 (net of $559,000 tax expense).
See accompanying notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2005	2004	2005	2004
Net income	$16,006	$9,131	$31,025	$17,529

Unrealized gains (losses) arising during the period on investment securities available for sale	8,390	(16,944)	(1,150)	(12,555)

Reclassification adjustment for gains realized in net income, net of tax (expense of $559 for the three and six months ended June 30, 2005 and $2 for the three and six months ended June 30, 2004)	(839)	(4)	(839)	(4)

Income tax expense (benefit) related to unrealized gains (losses) on investment securities, available for sale	3,356	(6,658)	(460)	(4,934)

Net unrealized gains (losses) on investment securities available for sale	4,195	(10,290)	(1,529)	(7,625)

Comprehensive income (loss)	$20,201	$(1,159)	$29,496	$9,904

See accompanying notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
(in thousands)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used) provided by operating activities of continuing operations	$(5,985)	$26,585

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(634)	(133,723)
Sales and maturities of investment securities available-for-sale	103,779	63,202
Redemption of Federal Home Loan Bank stock	41	(3,037)
Maturities of investment securities held-to-maturity	75	711
Net loan and lease originations	(157,006)	(149,511)
Purchase of loans	(3,904)	—
Disposals of furniture and equipment	40	156
Proceeds from sales of loans	15,052	—
Purchases of premises and equipment	(6,966)	(5,888)

Net cash used by investing activities	(49,523)	(228,090)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit liabilities	174,242	101,076
Net increase (decrease) in Fed funds purchased	47,000	(1,000)
Net decrease in securities sold under agreements to repurchase	(7,818)	(4,916)
Dividends paid on common stock	(2,672)	(2,831)
Proceeds from stock options exercised	3,601	2,036
Retirement of common stock	(1,149)	(6,062)
Term debt borrowings	—	140,000
Repayments of term debt	(75,155)	(50,000)

Net cash provided by financing activities	138,049	178,303

Net increase (decrease) in cash and cash equivalents	82,541	(23,202)
Cash and cash equivalents, beginning of period	118,207	134,006

Cash and cash equivalents, end of period	$200,748	$110,804

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$28,170	$14,966
Income taxes	$12,674	$5,360
See accompanying notes to consolidated financial statements.

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
Note 2 – Stock-Based Compensation
At June 30, 2005 the Company had a total of 2.1 million stock options issued under various plans (some assumed in connection with mergers) that were accounted for under the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Under the intrinsic value method, compensation expense is recognized only to the extent an option’s exercise price is less than the market value of the underlying stock on the date of grant. For all options originally granted by the Company, no compensation cost has been recognized in the accompanying statement of income. Compensation cost has been recognized for certain options that were assumed in connection with prior acquisitions that were unvested as of the date the acquisitions were completed.
The following table presents the effect on net income and earnings per share if the fair value based method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended, had been applied to all outstanding and unvested awards in each period:
Stock-Based Compensation Disclosure

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2005	2004	2005	2004
NET INCOME, AS REPORTED	$16,006	$9,131	$31,025	$17,529
Add: Stock-based employee compensation expense included in reported net income, net of tax effects	9	—	19	—
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of tax effects	(113)	(241)	(215)	(467)

Pro forma net income	$15,902	$8,890	$30,829	$17,062

INCOME FROM CONTINUING OPERATIONS, AS REPORTED	$16,006	$9,010	$31,025	$17,257
Add: Stock-based employee compensation expense included in reported net income, net of tax effects	9	—	19	—
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of tax effects	(113)	(241)	(215)	(467)

Pro forma income from continuing operations	$15,902	$8,769	$30,829	$16,790

NET INCOME PER SHARE:
Basic — as reported	$0.36	$0.32	$0.70	$0.62
Basic — pro forma	$0.36	$0.31	$0.69	$0.60
Diluted — as reported	$0.36	$0.32	$0.69	$0.61
Diluted — pro forma	$0.35	$0.31	$0.69	$0.59
INCOME FROM CONTINUING OPERATIONS PER SHARE:
Basic — as reported	$0.36	$0.32	$0.70	$0.61
Basic — pro forma	$0.36	$0.31	$0.69	$0.59
Diluted — as reported	$0.36	$0.31	$0.69	$0.60
Diluted — pro forma	$0.35	$0.31	$0.69	$0.58

The Company’s stock compensation plan provides for granting of restricted stock awards. The restricted stock awards generally vest ratably over five years and are recognized as expense over that same period of time. For the three and six months ended June 30, 2005, compensation expense of $48,000 and $116,000, respectively, was recognized in connection with restricted stock grants as compared to $51,000 and $106,000 for the comparable periods in 2004.
Note 3 – Discontinued Operations
During the fourth quarter of 2004, the Bank sold its merchant bankcard portfolio to an unrelated third party for $5.9 million in cash. The gain on sale, after selling costs and other expenses, was $5.6 million. Except for standard representations and warranties, the Bank assumed no liability subsequent to completion of the sale.
The following table presents the contribution components from the Bank’s merchant bankcard operations for the three and six months ended June 30, 2005 and 2004:
Contribution from Merchant Bankcard

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2005	2004	2005	2004
Other non-interest income	$—	$202	$—	$450
Provision for income taxes	—	(81)	—	(178)

Income from discontinued operations, net of tax	$—	$121	$—	$272

At June 30, 2005, there was no remaining liability recorded in connection with professional fees and contract termination costs related to the sale of the merchant bankcard portfolio.
In accordance with SFAS No. 144, Impairment of Long-Lived Assets, the financial results related to the merchant bankcard operation have been reclassified as income from discontinued operations, net of tax in the statements of income.
Note 4 – Business Combinations
On July 9, 2004, the Company acquired all of the outstanding common stock of Humboldt Bancorp (“Humboldt”) of Roseville, California, the parent company of Humboldt Bank, in an acquisition accounted for under the purchase method of accounting. The results of Humboldt’s operations have been included in the consolidated financial statements since that date. This merger was consistent with the Company’s community banking expansion strategy and provided the opportunity to enter growth markets in Northern California with an established franchise of 27 stores at the time of acquisition.
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

Subsequent to the acquisition, certain of these assets were adjusted as part of the allocation of the purchase price. Additional adjustments may be made to the purchase price allocation, specifically related to other assets and tax adjustments. At June 30, 2005, the goodwill asset recorded in connection with the Humboldt acquisition was $237.3 million.
The following table presents unaudited pro forma results of operations for the three and six months ended June 30, 2004 as if the acquisition of Humboldt had occurred on January 1, 2004. Since Humboldt completed its merger with California Independent Bancorp (“CIB”) on January 6, 2004, the pro forma results for that transaction are presented separately in the tables. Any revenue enhancements and cost savings as a result of the Humboldt merger have not been reflected in the pro forma consolidated condensed statements of income. No assurance can be given with respect to the ultimate level of such revenue enhancements or cost savings. The pro forma results do not necessarily indicate the results that would have been obtained had the acquisitions actually occurred on January 1, 2004:

Pro Forma Financial Information – Unaudited

(in thousands, except per share data)	Three Months Ended June 30, 2004
				Pro Forma			Pro Forma
	Umpqua	Humboldt (d)	CIB (e)	Adjustments			Combined
Net interest income	$31,090	$16,304	$83	$368	(a	)	$47,845
Provision for loan losses	1,100	622	—	—			1,722
Non-interest income	9,206	3,468	17	—			12,691
Non-interest expense	25,006	13,426	9	599	(b	)	39,040

Income from continuing operations, before income taxes	14,190	5,724	91	(231)			19,774
Provision for income taxes	5,180	1,752	33	(97)	(c	)	6,868

Income from continuing operations	$9,010	$3,972	$58	$(134)			$12,906

Earnings per share from continuing operations:
Basic	$0.32						$0.30
Diluted	$0.31						$0.29

Average shares outstanding:
Basic	28,339						43,572
Diluted	28,664						44,538

(a)	Includes $724,000 of net accretion related to the Humboldt acquisition, less $356,000 of accretion recognized by Humboldt in connection with the CIB merger for the period January 1 through July 9, 2004.

(b)	Includes amortization of premises and fixed asset purchase accounting adjustments of $16,000 and core deposit intangible amortization of $583,000 million.

(c)	Income tax effect of pro forma adjustments.

(d)	Excludes estimated merger related costs for the Humboldt merger with Umpqua of $1.5 million.

(e)	Excludes estimated merger related costs for the CIB merger with Humboldt of $2.64 million and estimated related tax benefit of $855,000.

(in thousands, except per share data)	Six Months Ended June 30, 2004
				Pro Forma			Pro Forma
	Umpqua	Humboldt (d)	CIB (e)	Adjustments			Combined
Net interest income	$60,604	$32,607	$165	$736	(a	)	$94,112
Provision for loan losses	2,175	1,243	—	—			3,418
Non-interest income	17,418	6,935	34	—			24,387
Non-interest expense	48,947	26,852	18	1,198	(b	)	77,015

Income from continuing operations, before income taxes	26,900	11,447	181	(462)			38,066
Provision for income taxes	9,643	3,503	65	(194)	(c	)	13,017

Income from continuing operations	$17,257	$7,944	$116	$(268)			$25,049

Earnings per share from continuing operations:
Basic	$0.61						$0.57
Diluted	$0.60						$0.56

Average shares outstanding:
Basic	28,392						43,625
Diluted	28,735						44,609

(a)	Includes $1.45 million of net accretion related to the Humboldt acquisition, less $712,000 of accretion recognized by Humboldt in connection with the CIB merger for the period January 1 through July 9, 2004.

(b)	Includes amortization of premises and fixed asset purchase accounting adjustments of $32,000 and core deposit intangible amortization of $1.17 million.

(c)	Income tax effect of pro forma adjustments.

(d)	Excludes merger related costs for the Humboldt merger with Umpqua of $3.06 million.

(e)	Excludes merger related costs for the CIB merger with Humboldt of $5.27 million and related tax benefit of $1.71 million.
No additional merger-related expenses are expected in connection with the Humboldt or any other previous acquisitions.

Note 5 – Per Share Information
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in a similar manner, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares were issued using the treasury stock method. For all periods presented, stock options and restricted shares are the only potentially dilutive instruments issued by the Company. During 2004, the Company entered into a transaction that resulted in certain financial results being reported as a discontinued operation. Accordingly, basic and diluted earnings per share from continuing operations and discontinued operations (net of tax) are presented.
The following is a computation of basic and diluted earnings per share and basic and diluted earnings per share from continuing operations for the three and six months ended June 30, 2005 and 2004:
Earnings Per Share

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2005	2004	2005	2004
Basic earnings per share:
Weighted average shares outstanding	44,436	28,339	44,384	28,392
Net income	$16,006	$9,131	$31,025	$17,529
Income from continuing operations	$16,006	$9,010	$31,025	$17,257
Basic earnings per share	$0.36	$0.32	$0.70	$0.62
Basic earnings per share — continuing operations	$0.36	$0.32	$0.70	$0.61

Diluted earnings per share:
Weighted average shares outstanding	44,436	28,339	44,384	28,392
Net effect of the assumed exercise of stock options, based on the treasury stock method	552	325	588	343

Total weighted average shares and common stock equivalents outstanding	44,988	28,664	44,972	28,735

Net income	$16,006	$9,131	$31,025	$17,529
Income from continuing operations	$16,006	$9,010	$31,025	$17,257
Diluted earnings per share	$0.36	$0.32	$0.69	$0.61
Diluted earnings per share — continuing operations	$0.36	$0.31	$0.69	$0.60
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
Summarized financial information concerning the Company’s reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

Segment Information

	Three Months Ended June 30, 2005
	Community	Retail	Mortgage
(in thousands, except per share data)	Banking	Brokerage	Banking	Consolidated
Interest income	$66,213	$20	$1,430	$67,663
Interest expense	15,721	—	860	16,581

Net interest income	50,492	20	570	51,082
Provision for loan losses	1,400	—	—	1,400
Non-interest income	8,697	2,953	274	11,924
Non-interest expense	31,290	2,860	2,110	36,260
Merger-related expense	161	—	—	161

Income before income taxes and discontinued operations	26,338	113	(1,266)	25,185
Provision for income taxes	9,649	37	(507)	9,179

Income from continuing operations	16,689	76	(759)	16,006
Income from discontinued operations, net of tax	—	—	—	—

Net income	$16,689	$76	$(759)	$16,006

Basic earnings per share:
Income from continuing operations	$0.38	$—	$(0.02)	$0.36
Income from discontinued operations, net of tax	$—	$—	$—	—

Net income	$0.38	$—	$(0.02)	$0.36

Diluted earnings per share:
Income from continuing operations	$0.38	$—	$(0.02)	$0.36
Income from discontinued operations, net of tax	$—	$—	$—	$—

Net income	$0.38	$—	$(0.02)	$0.36

	Three Months Ended June 30, 2004
	Community	Retail	Mortgage
(in thousands, except per share data)	Banking	Brokerage	Banking	Consolidated
Interest income	$37,780	$15	$851	$38,646
Interest expense	7,093	—	463	7,556

Net interest income	30,687	15	388	31,090
Provision for loan losses	1,085	—	15	1,100
Non-interest income	3,687	3,099	2,420	9,206
Non-interest expense	19,783	2,911	1,763	24,457
Merger-related expense	549	—	—	549

Income before income taxes and discontinued operations	12,957	203	1,030	14,190
Provision for income taxes	4,715	71	394	5,180

Income from continuing operations	8,242	132	636	9,010
Income from discontinued operations, net of tax	121	—	—	121

Net income	$8,363	$132	$636	$9,131

Basic earnings per share:
Income from continuing operations	$0.30	$—	$0.02	$0.32
Income from discontinued operations, net of tax	$—	$—	$—	$—

Net income	$0.30	$—	$0.02	$0.32

Diluted earnings per share:
Income from continuing operations	$0.29	$—	$0.02	$0.31
Income from discontinued operations, net of tax	$0.01	$—	$—	$0.01

Net income	$0.30	$—	$0.02	$0.32

	Six Months Ended June 30, 2005
	Community	Retail	Mortgage
(in thousands, except per share data)	Banking	Brokerage	Banking	Consolidated

Interest income	$129,214	$33	$2,890	$132,137
Interest expense	29,491	—	1,714	31,205

Net interest income	99,723	33	1,176	100,932
Provision for loan losses	2,400	—	—	2,400
Non-interest income	14,755	6,130	1,641	22,526
Non-interest expense	61,906	5,732	3,956	71,594
Merger-related expense	262	—	—	262

Income before income taxes and discontinued operations	49,910	431	(1,139)	49,202
Provision for income taxes	18,478	155	(456)	18,177

Income from continuing operations	31,432	276	(683)	31,025
Income from discontinued operations, net of tax	—	—	—	—

Net income	$31,432	$276	$(683)	$31,025

Basic earnings per share:
Income from continuing operations	$0.71	$0.01	$(0.02)	$0.70
Income from discontinued operations, net of tax	$—	$—	$—	$—

Net income	$0.71	$0.01	$(0.02)	$0.70

Diluted earnings per share:
Income from continuing operations	$0.70	$0.01	$(0.02)	$0.69
Income from discontinued operations, net of tax	$—	$—	$—	$—

Net income	$0.70	$0.01	$(0.02)	$0.69

	Six Months Ended June 30, 2004
	Community	Retail	Mortgage
(in thousands, except per share data)	Banking	Brokerage	Banking	Consolidated

Interest income	$73,779	$31	$1,743	$75,553
Interest expense	14,046	—	903	14,949

Net interest income	59,733	31	840	60,604
Provision for loan losses	2,143	—	32	2,175
Non-interest income	7,282	6,055	4,081	17,418
Non-interest expense	39,237	5,431	3,514	48,182
Merger-related expense	765	—	—	765

Income before income taxes and discontinued operations	24,870	655	1,375	26,900
Provision for income taxes	8,901	234	508	9,643

Income from continuing operations	15,969	421	867	17,257
Income from discontinued operations, net of tax	272	—	—	272

Net income	$16,241	$421	$867	$17,529

Basic earnings per share:
Income from continuing operations	$0.57	$0.01	$0.03	$0.61
Income from discontinued operations, net of tax	$0.01	$—	$—	$0.01

Net income	$0.58	$0.01	$0.03	$0.62

Diluted earnings per share:
Income from continuing operations	$0.56	$0.01	$0.03	$0.60
Income from discontinued operations, net of tax	$0.01	$—	$—	$0.01

Net income	$0.57	$0.01	$0.03	$0.61

	June 30, 2005
	Community	Retail	Mortgage
(in thousands)	Banking	Brokerage	Banking	Consolidated
Total assets	$4,931,435	$7,324	$99,856	$5,038,615
Total loans	$3,542,044	$—	$69,960	$3,612,004
Total deposits	$3,972,856	$—	$64	$3,972,920

	December 31, 2004
	Community	Retail	Mortgage
(in thousands)	Banking	Brokerage	Banking	Consolidated
Total assets	$4,789,093	$7,288	$76,654	$4,873,035
Total loans	$3,426,362	$—	$41,542	$3,467,904
Total deposits	$3,799,107	$—	$—	$3,799,107
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
Note 9 — Junior Subordinated Debentures
As of June 30, 2005, the Company had ten wholly-owned trusts (“Trusts”) that were formed to issue trust preferred securities and related common securities of the Trusts. Five Trusts, representing aggregate total obligations of approximately $58.9 million (fair value of approximately $69 million as of the merger date), were assumed in connection with the Humboldt merger. Following is information about the Trusts:

Junior Subordinated Debentures

		Issued	Carrying		Effective
Trust Name	Issue Date	Amount	Value (1)	Rate (2)	Rate (3)	Maturity Date	Call Date
Umpqua Holdings Statutory Trust I	September 2002	$25,774	$25,774	Floating (4)	6.97%	September 2032	September 2007
Umpqua Statutory Trust II	October 2002	20,619	20,619	Floating (5)	6.56%	October 2032	October 2007
Umpqua Statutory Trust III	October 2002	30,928	30,928	Floating (6)	6.72%	November 2032	November 2007
Umpqua Statutory Trust IV	December 2003	10,310	10,310	Floating (7)	5.99%	January 2034	January 2009
Umpqua Statutory Trust V	December 2003	10,310	10,310	Floating (7)	6.27%	March 2034	March 2009
HB Capital Trust I	March 2000	5,310	6,687	10.875%	7.73%	March 2030	March 2010
Humboldt Bancorp Statutory Trust I	February 2001	5,155	6,146	10.200%	7.91%	February 2031	February 2011
Humboldt Bancorp Statutory Trust II	December 2002	10,310	11,722	Floating (8)	5.70%	December 2031	December 2006
Humboldt Bancorp Staututory Trust III	September 2003	27,836	31,974	6.75% (9)	4.89%	September 2033	September 2008
CIB Capital Trust	November 2002	10,310	11,500	Floating (6)	5.62%	November 2032	November 2007

	Total	$156,862	$165,970

(1)	Reflects purchase accounting adjustments, net of accumulated amortization, for junior subordinated debentures assumed in connection with the Humboldt merger.

(2)	Contractual interest rate of junior subordinated debentures.

(3)	Effective interest rate as of June 2005, including impact of purchase accounting amortization.

(4)	Rate based on LIBOR plus 3.50%, adjusted quarterly.

(5)	Rate based on LIBOR plus 3.35%, adjusted quarterly.

(6)	Rate based on LIBOR plus 3.45%, adjusted quarterly.

(7)	Rate based on LIBOR plus 2.85%, adjusted quarterly.

(8)	Rate based on LIBOR plus 3.60%, adjusted quarterly.

(9)	Rate fixed for 5 years from issuance, then adjusted quarterly thereafter based on LIBOR plus 2.95%.
As a result of the adoption of FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities (revised December 2003), the Trusts have been deconsolidated. The $166.0 million of junior subordinated debentures issued to the Trusts as of June 30, 2005 ($166.3 million as of December 31, 2004) are reflected as junior subordinated debentures in the consolidated balance sheets. The common stock issued by the Trusts is recorded in other assets in the consolidated balance sheets, and totaled $4.7 million at June 30, 2005 and December 31, 2004.
All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of June 30, 2005, under guidance issued by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). In May 2004, the Federal Reserve Board proposed a rule that would continue to allow the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. Under the proposal, after a three-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Based on the proposed rule, the Company expects to include all currently issued trust preferred securities in Tier 1 capital. However, the provisions of the final rule could significantly differ from those proposed and there can be no assurance that the Federal Reserve Board will not further limit the amount of trust preferred securities permitted to be included in Tier 1 capital for regulatory capital purposes.
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
Rent expense, net of rental income, for premises and equipment rentals for the three and six months ended June 30, 2005 was $1.5 million and $3.1 million, respectively, compared to $883,000 and $1.7 million in the comparable periods in 2004.
Financial Instruments with Off-Balance Sheet Risk — The Company’s financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank’s business and involve elements of credit, liquidity and interest rate risk. These commitments and contingent liabilities include commitments to extend credit, commitments to originate residential mortgage loans and standby letters of credit. The following table presents a summary of the Bank’s commitments and contingent liabilities as of June 30, 2005:

Contractual Amounts

June 30,
(in thousands)	2005
Commitments to extend credit	$908,720
Commitments to extend overdrafts	$85,833
Commitments to originate residential loans	$21,452
Standby letters of credit	$25,385
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
Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank has not been required to perform on any financial guarantees and did not incur any losses in connection with standby letters of credit during the three and six months ended June 30, 2005.
The Bank established a loss reserve for unfunded commitments, including loan commitments and letters of credit, during 2004 by reclassifying $1.2 million of the allowance for loan losses. At June 30, 2005, the reserve for unfunded commitments, which is included in other liabilities on the consolidated balance sheet, was approximately $1.4 million. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amounts of commitments, loss experience and economic conditions.
The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position. There were no counterparty default losses on forward contracts in the three and six months ended June 30, 2005. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying a fee to or receiving a fee from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At June 30, 2005, the Bank had commitments to originate residential loans and forward contracts outstanding of $21.5 million and $11.2 million, respectively, with a fair value of approximately $50,000 and negative $81,000, respectively.
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
Allowance for Loan Losses and Reserve for Unfunded Commitments
The allowance for loan losses (“ALL”) is maintained at a level that is adequate to absorb probable incurred losses inherent in the loan portfolio. The reserve for unfunded commitments (“RUC”) is maintained at a level that is adequate to absorb probable losses associated with our commitment to lend funds, such as with a letter or line of credit. The adequacy of the ALL and RUC are monitored on a regular basis and are based on management’s evaluation of numerous factors. These factors include the quality of the current loan portfolio; the trend in the loan portfolio’s risk ratings; current economic conditions; loan concentrations; loan growth rates; past-due and non-performing trends; evaluation of specific loss estimates for all significant problem loans; historical charge-off and recovery experience; and other pertinent information. Approximately 77% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan losses.
Mortgage Servicing Rights
Mortgage servicing rights (“MSR”) retained are measured by allocating the carrying value of the loans between the assets sold and the interest retained, based on their relative fair values at the date of the sale. The subsequent measurements are determined based on valuations provided by third parties. MSR assets are amortized over the expected life of the loan and are evaluated periodically for impairment. The expected life of the loan can vary from management’s estimates due to prepayments by borrowers, especially when rates fall. Prepayments in excess of management’s estimates would negatively impact the recorded value of the MSR. The value of the MSR is also dependent upon the discount rate used in the model. Management reviews this rate on an ongoing basis based on current market rates. A significant increase in the discount rate would reduce the value of MSR.
Goodwill and Other Intangibles
At June 30, 2005, we had approximately $407 million in goodwill and other intangible assets as a result of business combinations. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and also reviewed for impairment. Goodwill and other intangibles with indefinite lives are not amortized but instead are periodically tested for impairment. Management performs this impairment analysis on a quarterly basis, or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. No impairment loss was recognized during the three and six months ended June 30, 2005.
Results of Operations—Overview
For the three months ended June 30, 2005, net income was $16.0 million, or $0.36 per diluted share, an increase of 13% on a per diluted share basis as compared to $9.1 million, or $0.32 per diluted share for the three months ended June 30, 2004. Income from continuing operations for the three months ended June 30, 2005, which excludes the after-tax operating results from our merchant bankcard portfolio, was $16.0 million, or $0.36 per diluted share, as compared to $9.0 million, or $0.31 per diluted share for the three months ended June 30, 2004.
For the six months ended June 30, 2005, net income was $31.0 million, or $0.69 per diluted share, an increase of 13% on a per diluted share basis as compared to $17.5 million, or $0.61 per diluted share for the six months ended June 30, 2004. Income from continuing operations for the six months ended June 30, 2005, which excludes the after-tax operating results from our merchant bankcard portfolio, was $31.0 million, or $0.69 per diluted share, as compared to $17.3 million, or $0.60 per diluted share for the six months ended June 30, 2004. Additional information on discontinued operations is provided under the heading Discontinued Operations below.
The improvement in diluted earnings per share from continuing operations for the three and six months ended June 30, 2005 is principally attributable to improved net interest income, offset by a decrease in mortgage banking revenue and increased operating expenses. We completed the acquisition of Humboldt on July 9, 2004, and the results of the acquired operations are included in our financial results starting on July 10, 2004.
We incur significant expenses related to the completion and integration of mergers. Accordingly, we believe that our operating results are best measured on a comparative basis excluding the impact of merger-related expenses, net of tax. We define operating income as income before merger related expenses, net of tax, and we calculate operating income per diluted share by dividing operating income by the same diluted share total used in determining diluted earnings per share (see Note 5 of the Notes to Condensed Consolidated Financial Statements). Operating income and operating income per diluted share are considered “non-GAAP” financial measures. Although we believe the presentation of non-GAAP financial measures provides a better indication of our operating performance, readers of this report are urged to review the GAAP results as presented in the Condensed Consolidated Financial Statements.
The following table presents a reconciliation of operating income and operating income per share to net income and net income per share for the three and six months ended June 30, 2005 and 2004:
Reconciliation of Operating Income to Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2005	2004	2005	2004
Net income	$16,006	$9,131	$31,025	$17,529
Merger-related expenses, net of tax	97	333	157	464

Operating income	$16,103	$9,464	$31,182	$17,993

Per diluted share:
Net income	$0.36	$0.32	$0.69	$0.61
Merger-related expenses, net of tax	—	0.01	—	0.02

Operating income	$0.36	$0.33	$0.69	$0.63

The following table presents the returns on average assets, average shareholders’ equity and average tangible shareholders’ equity for the three and six months ended June 30, 2005 and 2004. It includes the calculated ratios based on reported net income and income from continuing operations, and operating income as shown in the table above. To the extent return on average shareholders’ equity is used to compare our performance with other financial institutions that do not have merger-related intangible assets, we believe it beneficial to also consider the return on average tangible shareholders’ equity. The return on average tangible shareholders’ equity is calculated by dividing net income by average shareholders’ equity less average intangible assets. The return on average tangible shareholders’ equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average shareholders’ equity.

Returns on Average Assets, Shareholders’ Equity and Tangible Shareholders’ Equity

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004
Returns on average assets:
Net income	1.29%	1.18%	1.27%	1.17%
Income from continuing operations	1.29%	1.17%	1.27%	1.15%
Operating income	1.30%	1.23%	1.27%	1.20%

Returns on average shareholders’ equity:
Net income	9.11%	11.23%	8.95%	10.83%
Income from continuing operations	9.11%	11.08%	8.95%	10.66%
Operating income	9.17%	11.64%	9.00%	11.11%

Returns on average tangible shareholders’ equity:
Net income	21.61%	21.93%	21.48%	21.23%
Income from continuing operations	21.61%	21.64%	21.48%	20.90%
Operating income	21.74%	22.73%	21.59%	21.79%

Calculation of average tangible shareholders’ equity:
Average shareholders’ equity	$704,466	$327,064	$699,039	$325,628
Less: average intangible assets	(407,364)	(159,612)	(407,760)	(159,581)

Average tangible shareholders’ equity	$297,102	$167,452	$291,279	$166,047

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
For the three and six months ended June 30, 2005, we recognized no income related to the merchant bankcard portfolio. In the three and six months ended June 30, 2004, we recognized $121,000 and $272,000, net of tax. As a result of the sale, we will no longer have the benefit of this revenue stream. Since, for the year ended December 31, 2004, merchant bankcard revenue comprised only about 2% of total non-interest income, we do not expect the loss of revenue will have a material impact on our results of operations in 2005.
Additional information on discontinued operations is provided in Note 3 of the Notes to Condensed Consolidated Financial Statements.
Net Interest Income
Net interest income is the largest source of our operating income. Net interest income for the three months ended June 30, 2005, was $51.1 million, an increase of $20.0 million, or 64% over the comparable period in 2004. Net interest income for the six months ended June 30, 2005, was $100.9 million, an increase of $40.3 million, or 67% over the comparable period in 2004. This increase is attributable to growth in outstanding average interest earning assets and interest-bearing liabilities over the comparable prior year period, primarily due to the Humboldt merger, which was completed on July 9, 2004. The fair value of interest-earning assets acquired on that date totaled $1.3 billion, and interest-bearing liabilities totaled $836 million.
For the three months ended June 30, 2005, the net interest margin (net interest income as a percentage of average interest earning assets) on a fully tax-equivalent basis was 4.81%, an increase of 24 basis points as compared to the same period in 2004. The net interest margin on a fully tax-equivalent basis for the six months ended June 30, 2005 was 4.82%, an increase of 22 basis points as compared to the same period in 2004. This increase is principally attributable to both the higher historical margin of Humboldt and accretion resulting from purchase accounting adjustments. The second quarter 2005 margin of 4.81% was comparable to the first quarter 2005 margin of 4.83%.
The following tables present the condensed average balance sheet information, together with interest income and yields on average interest bearing assets, and interest expense and rates paid on average interest-bearing liabilities for the three and six months ended June 30, 2005 and 2004:
Average Rates and Balances (Quarterly)

	Three Months Ended			Three Months Ended
	June 30, 2005			June 30, 2004
		Interest	Average		Interest	Average
	Average	Income or	Yields	Average	Income or	Yields
(in thousands)	Balance	Expense	or Rates	Balance	Expense	or Rates
INTEREST-EARNING ASSETS:
Loans and leases (1)	$3,570,800	$60,220	6.76%	$2,154,276	$32,791	6.12%
Taxable securities	588,806	6,290	4.27%	548,474	5,419	3.95%
Non-taxable securities (2)	64,575	1,062	6.59%	36,088	610	6.77%
Temporary investments (3)	62,792	434	2.76%	12,630	29	0.92%

Total interest earning assets	4,286,973	68,006	6.36%	2,751,468	38,849	5.68%
Allowance for credit losses	(46,372)			(27,159)
Other assets	739,766			382,083

INTEREST-BEARING LIABILITIES:	$4,980,367			$3,106,392

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	$2,027,536	$6,582	1.30%	$1,271,845	$2,547	0.81%
Time deposits	980,870	6,903	2.82%	589,774	3,238	2.21%
Federal funds purchased and repurchase agreements	72,142	407	2.26%	87,382	184	0.85%
Term debt	27,061	139	2.06%	98,367	467	1.91%
Notes payable on junior subordinated debentures and trust preferred securities	166,032	2,550	6.16%	97,941	1,120	4.60%

Total interest-bearing liabilities	3,273,641	16,581	2.03%	2,145,309	7,556	1.42%
Non-interest-bearing deposits	949,610			607,543

Other liabilities	52,650			26,476

Total liabilities	4,275,901			2,779,328
Shareholders’ equity	704,466			327,064

Total liabilities and shareholders’ equity	$4,980,367			$3,106,392

NET INTEREST INCOME (2)		$51,425			$31,293

NET INTEREST SPREAD			4.33%			4.26%
AVERAGE YIELD ON EARNING ASSETS (1), (2)			6.36%			5.68%

INTEREST EXPENSE TO EARNING ASSETS			1.55%			1.11%

NET INTEREST INCOME TO EARNING ASSETS (1), (2)			4.81%			4.57%

(1)	Non-accrual loans are included in average balance. Includes mortgage loans held for sale.

(2)	Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of $343,000 and $203,000 for the three months ended June 30, 2005 and 2004, respectively.

(3)	Temporary investments include federal funds sold and interest-bearing deposits at other banks.

Average Rates and Balances (Year-to-Date)

	Six Months Ended			Six Months Ended
	June 30, 2005			June 30, 2004
		Interest	Average		Interest	Average
	Average	Income or	Yields	Average	Income or	Yields
(in thousands)	Balance	Expense	or Rates	Balance	Expense	or Rates
INTEREST-EARNING ASSETS:
Loans and leases (1)	$3,530,080	$117,156	6.69%	$2,106,366	$64,655	6.17%
Taxable securities	606,428	12,882	4.25%	511,606	10,014	3.91%
Non-taxable securities (2)	65,658	2,142	6.53%	36,921	1,243	6.69%
Temporary investments (3)	49,485	654	2.66%	11,515	52	0.93%

Total interest earning assets	4,251,651	132,834	6.30%	2,666,408	75,964	5.73%
Allowance for credit losses	(46,006)			(26,601)
Other assets	738,938			384,371

INTEREST-BEARING LIABILITIES:	$4,944,583			$3,024,178

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	$1,995,279	$12,046	1.22%	$1,243,965	$5,072	0.82%
Time deposits	973,104	12,763	2.64%	593,644	6,603	2.24%
Federal funds purchased and repurchase agreements	79,781	908	2.30%	70,946	323	0.91%
Term debt	54,690	544	2.01%	76,683	708	1.86%
Notes payable on junior subordinated debentures and trust preferred securities	166,123	4,944	6.00%	97,941	2,243	4.61%

Total interest-bearing liabilities	3,268,977	31,205	1.92%	2,083,179	14,949	1.44%
Non-interest-bearing deposits	922,414			589,337
Other liabilities	54,153			26,034

Total liabilities	4,245,544			2,698,550
Shareholders’ equity	699,039			325,628

Total liabilities and shareholders’ equity	$4,944,583			$3,024,178

NET INTEREST INCOME (2)		$101,629			$61,015

NET INTEREST SPREAD			4.38%			4.29%

AVERAGE YIELD ON EARNING ASSETS (1), (2)			6.30%			5.73%

INTEREST EXPENSE TO EARNING ASSETS			1.48%			1.13%

NET INTEREST INCOME TO EARNING ASSETS (1), (2)			4.82%			4.60%

(1)	Non-accrual loans are included in average balance. Includes mortgage loans held for sale.

(2)	Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of $697,000 and $411,000 for the three months ended June 30, 2005 and 2004, respectively.

(3)	Temporary investments include federal funds sold and interest-bearing deposits at other banks.
The following tables set forth a summary of the changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three and six months ended June 30, 2005 as compared to the same period in 2004. Changes in interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Rate/ Volume Analysis (Quarterly)

	THREE MONTHS ENDED JUNE 30,
	2005 COMPARED TO 2004
	INCREASE (DECREASE) IN INTEREST
	INCOME AND EXPENSE DUE TO
		CHANGES IN
(in thousands)	VOLUME	RATE	TOTAL
INTEREST-EARNING ASSETS:
Loans	$23,561	$3,868	$27,429
Taxable securities	414	457	871
Non-taxable securities (1)	468	(16)	452
Temporary investments	269	136	405

Total (1)	24,712	4,445	29,157

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	1,973	2,062	4,035
Time deposits	2,571	1,094	3,665
Repurchase agreements and federal funds	(37)	260	223
Junior subordinated debentures	(363)	35	(328)
Term debt	958	472	1,430

Total	5,102	3,923	9,025

Net increase in net interest income (1)	$19,610	$522	$20,132

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.
Rate/ Volume Analysis (Year-to-Date)

	SIX MONTHS ENDED JUNE 30,
	2005 COMPARED TO 2004
	INCREASE (DECREASE) IN INTEREST
	INCOME AND EXPENSE DUE TO
		CHANGES IN
(in thousands)	VOLUME	RATE	TOTAL
INTEREST-EARNING ASSETS:
Loans	$46,869	$5,632	$52,501
Taxable securities	1,964	904	2,868
Non-taxable securities (1)	939	(40)	899
Temporary investments	380	222	602

Total (1)	50,152	6,718	56,870

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	3,883	3,091	6,974
Time deposits	4,812	1,348	6,160
Repurchase agreements and federal funds	46	539	585
Junior subordinated debentures	(216)	52	(164)
Term debt	1,888	813	2,701

Total	10,413	5,843	16,256

Net increase in net interest income (1)	$39,739	$875	$40,614

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

Provision for Loan Losses
The provision for loan losses was $1.4 million and $2.4 million for the three and six months ended June 30, 2005, respectively, compared with $1.1 million and $2.2 million for the same periods in 2004. As a percentage of average outstanding loans, the provision for loan losses recorded for the three months ended June 30, 2005 was 0.16%, a decrease of five basis points from the same period in 2004. The provision for loan losses as a percentage of average outstanding loans recorded for the six months ended June 30, 2005 was 0.14%, a decrease of seven basis points from the same period in 2004. The decrease in the provision for loan losses in the three and six months ended June 30, 2005 is principally attributable to improved asset quality trends.
The provision for loan losses is based on management’s evaluation of inherent risks in the loan portfolio and a corresponding analysis of the allowance for loan losses. Additional discussion on loan quality and the allowance for loan losses is provided under the heading Asset Quality and Non-Performing Assets below.
Non-Interest Income
Non-interest income for the three months ended June 30, 2005 was $11.9 million, an increase of $2.7 million, or 30%, over the same period in 2004. Non-interest income for the six months ended June 30, 2005 was $22.5 million, an increase of $5.1 million, or 29%, over the same period in 2004. The following table presents the key components of non-interest income for the three and six months ended June 30, 2005 and 2004:
Non-Interest Income

	Three months ended June 30,				Six months ended June 30,
			Change	Change			Change	Change
(in thousands)	2005	2004	Amount	Percent	2005	2004	Amount	Percent
Deposit service charges	$5,426	$3,273	$2,153	66%	$10,248	$6,400	$3,848	60%
Brokerage fees	2,879	3,014	(135)	–4%	6,008	5,905	103	2%
Mortgage banking revenue	228	2,399	(2,171)	–90%	1,578	4,048	(2,470)	–61%
Other	1,993	514	1,479	288%	3,294	1,059	2,235	211%
Net gain on sale of investment securities	1,398	6	1,392	NM	1,398	6	1,392	NM

Total	$11,924	$9,206	$2,718	30%	$22,526	$17,418	$5,108	29%

    NM — Not meaningful
Deposit service charges increases are principally attributable to the Humboldt acquisition. Total brokerage fees for the three and six months ended June 30, 2005 were comparable to the three and six months ended June 30, 2004. The decrease in mortgage banking revenue in the three and six months ended June 30, 2005 relates to a $2.1 million impairment charge to the value of mortgage servicing right portfolio. This impairment resulted from a decline in mortgage interest rates. Excluding mortgage servicing right impairments, mortgage banking revenue was $2.3 million for the second quarter of 2005, compared to $1.5 million for the same quarter one year ago. Offsetting the impairment in the second quarter of 2005 were $1.4 million in gains on the sale of securities and $0.6 million in gain on the sale of our remaining credit card portfolio which is reflected in other non-interest income. The remaining increase in other non-interest income results primarily from increased revenue related to the Humboldt acquisition.
Non-Interest Expense
Non-interest expense for the three months ended June 30, 2005 was $36.4 million, an increase of $11.4 million or 46% over the same period of 2004. Non-interest expense for the six months ended June 30, 2005 was $71.9 million, an increase of $22.9 million or 47% over the six months ended June 30, 2004. The following table presents the key elements of non-interest expense for the three and six months ended June 30, 2005 and 2004.

Non-Interest Expense

	Three months ended June 30,				Six months ended June 30,
			Change	Change			Change	Change
(in thousands)	2005	2004	Amount	Percent	2005	2004	Amount	Percent
Salaries and employee benefits	$20,361	$13,753	$6,608	48%	$40,640	$27,419	$13,221	48%
Net occupancy and equipment	6,109	4,153	1,956	47%	12,242	8,268	3,974	48%
Communications	1,578	1,303	275	21%	2,823	2,541	282	11%
Marketing	1,310	925	385	42%	2,067	1,662	405	24%
Services	2,835	1,667	1,168	70%	6,347	3,267	3,080	94%
Supplies	710	416	294	71%	1,237	851	386	45%
Intangible amortization	660	86	574	667%	1,320	173	1,147	663%
Merger-related expenses	161	549	(388)	–71%	262	765	(503)	–66%
Other	2,697	2,154	543	25%	4,918	4,001	917	23%

Total	$36,421	$25,006	$11,415	46%	$71,856	$48,947	$22,909	47%

Increase in non-interest expense is primarily attributable to the inclusion of expenses from California operations as a result of the Humboldt acquisition as well as increased communication expense and marketing initiatives. We incur significant expenses in connection with the completion and integration of bank acquisitions that are not capitalizable. Substantially all merger-related expense incurred in the three and six months ended June 30, 2005 related to the Humboldt acquisition. We do not expect to incur any additional merger-related expenses in connection with the Humboldt or any other previous merger.
Income Taxes
Our consolidated effective tax rate as a percentage of pre-tax income from continuing operations for three and six months ended June 30, 2005 was 36.4% and 36.9%, compared to 36.5% and 35.8% for the three and six months ended June 30, 2004. The change in the six month effective tax rate is primarily attributable to the increased State of California tax rate on income from operations related to the Humboldt acquisition and the reduced proportion of tax exempt income to total income. The effective tax rates were below the federal statutory rate of 35% and the apportioned state rate of 5% (net of the federal tax benefit) principally because of income arising from bank owned life insurance, income on tax exempt investment securities, tax credits arising from low income housing investments and exemptions related to loans and hiring in certain designated enterprise zones.
FINANCIAL CONDITION
Investment Securities
Total investment securities as of June 30, 2005 were $583.6 million, as compared to $687.8 million at December 31, 2004. This decrease is principally attributable to the sale of $39.8 million in municipal securities in the quarter and maturities of investment securities. No securities were purchased during the three months ended June 30, 2005. A total of $634,000 in securities were purchased during the six months ended June 30, 2005.
The following table presents the investment securities portfolio by major type as of June 30, 2005 and December 31, 2004:

Investment Securities Composition

	Investment Securities Available for Sale
	June 30, 2005		December 31, 2004
(in thousands)	Fair Value	%	Fair Value	%
U.S. Treasury and agencies	$200,116	35%	$206,629	31%
Mortgage-backed	137,880	24%	150,454	22%
Collateralized mortgage obligations	173,856	30%	215,014	32%
Obligations of states and political subdivisions	11,408	2%	54,936	8%
Other	48,635	9%	48,951	7%

Total	$571,895	100%	$675,984	100%

	Investment Securities Held to Maturity
	June 30, 2005		December 31, 2004
	Amortized		Amortized
	Cost	%	Cost	%
Obligations of states and political subdivisions	$11,360	97%	$11,432	97%
Other	375	3%	375	3%

Total	$11,735	100%	$11,807	100%

The investment securities portfolio had net unrealized gains of $4.2 million for the three months ended June 30, 2005 and net unrealized losses of $1.5 million for the six months ended June 30, 2005. These losses are principally attributable to increases in market interest rates from December 31, 2004 to June 30, 2005.
The average duration for the investment securities portfolio at June 30, 2005 was approximately 2.5 years. Information on average investment securities balances and average fully tax-equivalent yields is included under the Net Interest Income section of this Report.
Loans
Total loans outstanding as of June 30, 2005 were $3.6 billion, an increase of $144.1 million, or 4% from December 31, 2004. Loan growth in the six months ended June 30, 2005 occurred in both the Oregon/Washington and California markets, which recorded growth of $61.8 million and $82.3 million, respectively. This growth is consistent with recent periods and is attributed to continued improvement of economic conditions in our markets, the quality of our loan origination staff and the fact that most loan decisions can be made locally.
The following table presents the major components of the loan portfolio at June 30, 2005 and December 31, 2004:
Loan Concentrations

(in thousands)	June 30, 2005		December 31, 2004
Type of Loan	Amount	Percentage	Amount	Percentage
Construction and development	$512,160	14.2%	$481,836	13.9%
Farmland	44,453	1.2%	39,662	1.1%
Home equity credit lines	129,425	3.6%	126,264	3.6%
Single family first lien mortgage	112,315	3.1%	116,457	3.4%
Single family second lien mortgage	19,520	0.5%	20,729	0.6%
Multifamily	172,603	4.8%	182,526	5.3%
Commercial real estate	1,778,039	49.2%	1,649,797	47.6%

Total real estate secured	2,768,515	76.6%	2,617,271	75.5%
Commercial and industrial	697,559	19.3%	699,471	20.2%
Agricultural production	39,355	1.1%	34,405	1.0%
Consumer	62,438	1.7%	77,903	2.2%
Leases	16,887	0.5%	18,351	0.5%
Other	27,250	0.8%	20,503	0.6%

Total loans	$3,612,004	100.0%	$3,467,904	100.0%

Information on average loan balances and average yields is included under the Net Interest Income section of this Report.
Asset Quality and Non-Performing Assets
Non-performing loans, which include non-accrual loans and accruing loans past due over 90 days totaled $20.6 million, or 0.57% of total loans, at June 30, 2005, as compared to $22.6 million, or 0.65% of total loans, at December 31, 2004. Non-performing assets, which include non-performing loans and foreclosed real estate (“other real estate owned”), totaled $20.8 million, or 0.41% of total assets as of June 30, 2005, compared with $23.6 million, or 0.48% of total assets as of December 31, 2004.
Loans are classified as non-accrual when collection of principal or interest is doubtful — generally if they are past due as to maturity or payment of principal or interest by 90 days or more — unless such loans are well-secured and in the process of collection. Additionally, all loans that are “impaired” in accordance with SFAS No. 114, Accounting by Creditors for the Impairment of a Loan, are considered for non-accrual status. These loans will typically remain on non-accrual status until all principal and interest payments are brought current and the prospects for future payments in accordance with the loan agreement appear relatively certain. Foreclosed properties held as other real estate owned are recorded at the lower of the recorded investment in the loan or market value of the property less expected selling costs. Other real estate owned at June 30, 2005 totaled $213,000 and consisted of three small commercial properties.
The following table summarizes our non-performing assets as of June 30, 2005 and December 31, 2004:
Non-Performing Assets

	June 30,	December 31,
(in thousands)	2005	2004
Loans on nonaccrual status	$19,458	$21,836
Loans past due 90 days or more and accruing	1,148	737

Total nonperforming loans	20,606	22,573
Other real estate owned	213	979

Total nonperforming assets	$20,819	$23,552

Allowance for loan losses	$44,510	$44,229
Reserve for unfunded commitments	1,354	1,338

Allowance for credit losses	$45,864	$45,567

Asset quality ratios:
Non-performing assets to total assets	0.41%	0.48%
Non-performing loans to total loans	0.57%	0.65%
Allowance for loan losses to total loans	1.23%	1.28%
Allowance for credit losses to total loans	1.27%	1.31%
Allowance for credit losses to total non-performing loans	223%	202%
At June 30, 2005, approximately $15.7 million of loans were classified as restructured. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. Substantially all of the restructured loans as of June 30, 2005 were classified as impaired and $14.8 million were included as non-accrual loans in the table above.
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
The ALL totaled $44.5 million and $27.3 million at June 30, 2005 and June 30, 2004, respectively. The increase in the ALL from June 30, 2004 is principally attributable to the Humboldt acquisition.
Allowance for Loan Losses

	Six Months Ended
	June 30,
(in thousands)	2005	2004
Balance beginning of period	$44,229	$25,352
Provision for loan losses	2,400	2,175
Loans charged-off	(3,851)	(862)
Charge-off recoveries	1,732	654

Net charge-offs	(2,119)	(208)
Total Allowance for loan losses	44,510	27,319

Reserve for unfunded commitments	1,354	—

Allowance for credit losses	$45,864	$27,319

As a percentage of average loans (annualized):
Net charge-offs	0.12%	0.02%
Provision for loan losses	0.14%	0.21%

Allowance for loan losses as a percentage of:
Period end loans	1.23%	1.27%
Non-performing loans	216%	221%

Allowance for credit losses as a percentage of:
Period end loans	1.27%	1.27%
Non-performing loans	223%	221%
During the third quarter of 2004, a portion of the ALL related to unfunded credit commitments, such as letters of credit and the available portion of credit lines, was reclassified from the ALL to other liabilities on the balance sheet. Prior to July 1, 2004, our ALL adequacy model did not allocate any specific component of the ALL to loss exposure for unfunded commitments.
The following table presents a summary of activity in the reserve for unfunded commitments (“RUC”):
Summary of Reserve for Unfunded Commitments Activity

	June 30,	December 31,
(in thousands)	2005	2004
Balance beginning of quarter	$1,368	$1,216
Increase (decrease) charged to other expenses	(14)	122
Charge-offs	—	—
Recoveries	—	—

Balance end of quarter	$1,354	$1,338

We believe that the ALL and RUC at June 30, 2005 are sufficient to absorb losses inherent in the loan portfolio and credit commitments outstanding as of that date, respectively, based on the best information available. This assessment, based in part on historical levels of net charge-offs, loan growth, and a detailed review of the quality of the loan portfolio, involves uncertainty and judgment; therefore, the adequacy of the ALL and RUC cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan losses or other expenses in future periods if the results of their review warrant such.

Mortgage Servicing Rights (“MSR”)
The following table presents the key elements of our MSR asset as of June 30, 2005 and December 31, 2004:
MSR
Mortgage Servicing Rights

	Six months ended
	June 30,	December 31,
(in thousands)	2005	2004
Balance, beginning of period	$11,154	$11,391
Additions for new mortgage servicing rights capitalized	1,478	1,211
Amortization of servicing rights	(969)	(1,097)
Impairment recovery / (charge)	(2,395)	(351)

Balance, end of period	$9,268	$11,154

Balance of loans serviced for others	1,026,088	1,064,000
MSR as a percentage of serviced loans	0.90%	1.05%
As of June 30, 2005, we serviced residential mortgage loans for others with an aggregate outstanding principal balance of approximately $1.0 billion for which servicing assets have been recorded. In accordance with generally accepted accounting principles, the servicing asset recorded at the time of sale is amortized over the term of, and in proportion to, net servicing revenues. For the three months ended June 30, 2005, total mortgage loan origination volume was $97.1 million, a decrease of $28.2 million, or 22%, as compared to the three months ended June 30, 2004. For the six months ended June 30, 2005, total mortgage loan origination volume was $164.6 million, a decrease of $71.3 million, or 30%, as compared to the six months ended June 30, 2004. This decrease is principally attributable to a lower level of refinance activity (due to higher market interest rates) and the termination of wholesale channel originations during the third quarter of 2004.
The value of MSR is impacted by market rates for mortgage loans. Historically low market rates can cause prepayments to increase as a result of refinancing activity. To the extent loans are prepaid sooner than estimated at the time servicing assets are originally recorded, it is possible that certain MSR assets may become impaired to the extent that the fair value is less than carrying value (net of any previously recorded amortization or valuation reserves). Generally, the fair value of our MSR will increase as market rates for mortgage loans rise and decrease if market rates fall.
During the second quarter of 2005, we recorded a $2.1 million impairment to the value of our mortgage servicing right portfolio. This impairment resulted from higher mortgage prepayment forecasts due to a decline in mortgage interest rates, and is included as a charge in mortgage banking revenue. At June 30, 2005, we had a valuation reserve of $3.2 million based on the estimated fair value of the servicing portfolio. The valuation reserve is adjusted on a quarterly basis through adjustments to mortgage banking revenue.
Goodwill and Core Deposit Intangible Assets
At June 30, 2005, we had goodwill and core deposit intangibles of $396.3 million and $10.8 million, respectively, as compared to $396.4 million and $12.1 million, respectively, at December 31, 2004. We amortize core deposit intangible assets on an accelerated basis over an estimated ten-year life.
Substantially all of the goodwill is associated with our community banking operations. We evaluate goodwill for possible impairment on a quarterly basis. There were no impairments recorded for the three and six months ended June 30, 2005 and 2004.
Deposits
Total deposits were $4.0 billion at June 30, 2005, an increase of $173.8 million, or 5%, from December 31, 2004. This growth is attributed to our unique delivery process, service quality focus, marketing and product design, and not as the result of paying rates in excess of market. Information on average deposit balances and average rates paid is included under the Net Interest Income section of this Report.
The following table presents the deposit balances by major category as of June 30, 2005 and December 31, 2004:

Deposits

	June 30, 2005		December 31, 2004
(in thousands)	Amount	%	Amount	%
Non-interest bearing	$977,160	25%	$891,731	23%
Interest bearing demand	1,562,189	39%	1,504,396	40%
Savings and money market	445,319	11%	452,684	12%
Time, less than $100,000	473,463	12%	462,951	12%
Time, $100,000 or greater	514,789	13%	487,345	13%

Total	$3,972,920	100%	$3,799,107	100%

Borrowings
At June 30, 2005, the Bank had outstanding term debt of $13.3 million. Advances from the Federal Home Loan Banks of San Francisco and Seattle (“FHLB”) amounted to $12.5 million of the total and are secured by investment securities and residential mortgage loans. The FHLB advances outstanding at June 30, 2005 had fixed interest rates ranging from 2.69% to 7.44%. Approximately $10 million, or 80%, of the FHLB advances mature prior to December 31, 2005, and $11 million, or 88%, mature prior to December 31, 2007. Management expects continued use of FHLB advances as a source of short and long-term funding.
Junior Subordinated Debentures
We had junior subordinated debentures with carrying values of $166.0 million and $166.3 million, respectively, at June 30, 2005 and December 31, 2004, respectively.
At June 30, 2005, approximately $119 million, or 76% of the total issued amount, had interest rates that are adjustable on a quarterly basis based on a spread over LIBOR. Increases in short-term market interest rates during the three and six months ended June 30, 2005 have resulted in increased interest expense for junior subordinated debentures. Although any additional increases in short-term market interest rates will increase the interest expense for junior subordinated debentures, we believe that other attributes of our balance sheet will serve to mitigate the impact to net interest income on a consolidated basis.
As of June 30, 2005, $156.9 million (representing the entire issued amount) of junior subordinated debentures qualified as Tier 1 capital under regulatory capital purposes. Additional information regarding the terms of the junior subordinated debentures, including maturity/call dates and interest rates, is included in Note 9 of the Notes to Condensed Consolidated Financial Statements.
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
The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to meet its ongoing cash obligations, which consist principally of debt service on the $156.9 million (issued amount) of outstanding junior subordinated debentures. As of June 30, 2005, the Company did not have any borrowing arrangements.
As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash used by operating activities was $6.0 million during the six months ended June 30, 2005. Net cash of $49.5 million used in investing activities consisted principally of $157.0 million of net loan growth offset by sales and maturities of investment securities available for sale of $103.8 million. The $138.0 million of cash provided in financing activities primarily consisted of $174.2 million of net deposit growth, $47.0 million of Fed funds purchased, offset by $83.0 million of financing outflows related to repayment of term loans and securities sold under agreements to repurchase.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses that may require payment of a fee by the customer. Since many of the commitments will expire without being drawn upon, the total commitment amounts do not necessarily reflect future cash requirements. At June 30, 2005, commitments to extend credit and standby letters of credit were approximately

$908.7 million and $25.4 million, respectively.
Capital Resources
Shareholders’ equity at June 30, 2005 was $714.7 million, an increase of $27.1 million, or 4%, from December 31, 2004. The increase in shareholders’ equity during the six months ended June 30, 2005 was principally due to the retention of $25.7 million, or approximately 83%, of net income for the six month period, partially offset by an increase in accumulated other comprehensive loss as a result of unrealized loss in the investment securities portfolio.
The following table shows Umpqua Holdings’ consolidated capital adequacy ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a “well-capitalized” institution at June 30, 2005 and December 31, 2004:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy purposes		Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2005:
Total Capital
(to Risk Weighted Assets)	$505,367	11.85%	$341,176	8.00%	$426,470	10.00%
Tier I Capital
(to Risk Weighted Assets)	$459,503	10.78%	$170,502	4.00%	$255,753	6.00%
Tier I Capital
(to Average Assets)	$459,503	10.04%	$183,069	4.00%	$228,836	5.00%

As of December 31, 2004:
Total Capital
(to Risk Weighted Assets)	$475,480	11.58%	$328,484	8.00%	$410,605	10.00%
Tier I Capital
(to Risk Weighted Assets)	$431,251	10.50%	$164,286	4.00%	$246,429	6.00%
Tier I Capital
(to Average Assets)	$431,251	9.55%	$180,629	4.00%	$225,786	5.00%
The following table presents cash dividends declared and dividend payout ratios (dividends declared per share divided by basic earnings per share) for the three and six months ended June 30, 2005 and 2004:
Cash Dividends and Payout Ratios

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Dividend declared per share	$0.06	$0.06	$0.12	$0.10
Dividend payout ratio	17%	19%	17%	16%
Our board of directors has approved a stock repurchase plan for up to 2.5 million shares of common stock. As of June 30, 2005, a total of 2.1 million shares remain available for repurchase under this authorization, which expires on June 30, 2007. In addition, our stock option plans provide for option holders to pay for the exercise price in part or whole by tendering previously held shares. Shares repurchased in open market transactions during the three and six months ended June 30, 2005 totaled 52,405. We expect to continue to repurchase additional shares in the future. The timing and amount of such repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings and our capital plan.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in the quantitative and qualitative disclosures about market risk as of June 30, 2005 from those presented in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures
Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings. The disclosure controls and procedures were last evaluated by management as of June 30, 2005.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not Applicable
(b) Not Applicable
(c) The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2005:

				Maximum Number
			Total Number of	of Remaining
			Shares	Shares that May
	Total number		Purchased as	be Purchased at
	of Shares	Average Price	Part of Publicly	Period End under
Period	Purchased (1)	Paid per Share	Announced Plan (2)	the Plan
4/1/05 - 4/30/05	16	$22.88	—	2,139,971
5/1/05 - 5/31/05	52,405	$21.87	52,405	2,087,566
6/1/05 - 6/30/05	—	$—	—	2,087,566

Total for quarter	52,421	$21.87	52,405
(1) Shares repurchased by the Company during the quarter include: (a) shares repurchased pursuant to the Company’s publicly announced corporate stock repurchase plan described in (2) below, and (b) cancellation of restricted stock to pay withholding taxes totaling 16 shares, 0 shares and 0 shares for April 2005, May 2005 and June 2005, respectively. No shares were tendered in connection with option exercises during the three months ended June 30, 2005.
(2) The repurchase plan, which was approved by the Board and announced in August 2003, originally authorized the repurchase of up to 1.0 million shares. The authorization was amended to increase the repurchase limit initially to 1.5 million shares. On June 8, 2005, the Company announced an expansion of the repurchase plan by increasing the repurchase limit to 2.5 million shares and extending the plan to expire on June 30, 2007.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Submissions of Matters to a Vote of Securities Holders
(a), (b), (c): The Company conducted its annual meeting of shareholders on May 6, 2005. On March 4, 2005, the record date, there were 44,391,059 shares of common stock outstanding. Holders of 38,316,596 shares (86.3%) were present at the meeting in person or by proxy. The following persons were elected as directors to serve the terms stated below:

Name	Term expires	Votes For	Votes Withheld
Allyn C. Ford	2008	37,633,781	684,815
Diane D. Miller	2008	37,458,137	860,459
Ronald F. Angell	2008	37,534,373	784,223
Bryan L. Timm	2008	37,524,448	794,148
Thomas W. Weborg	2007	37,617,708	700,808
Theodore S. Mason	2006	37,501,820	816,776
The following directors continue with terms of office that expire after the annual meeting: Scott Chambers (2006), Raymond P. Davis (2006), Lynn K. Herbert (2006), Diana E. Goldschmidt (2006), David B. Frohnmayer (2007), Dan Giustina (2007) and William A. Lansing (2007). Stephen M. Gambee was appointed to the Board on May 6, 2005, as reported in Form 8-K filed May 11, 2005.

At the annual meeting, shareholders also approved the Umpqua Holdings Corporation 2005 Performance-Based Executive Incentive Plan by the following vote:

For	Against	Abstain	Broker non-votes
26,347,773	1,647,779	464,873	9,858,171
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

UMPQUA HOLDINGS CORPORATION (Registrant)

Dated August 9, 2005	/s/	Raymond P. Davis

Raymond P. Davis
President and
Chief Executive Officer

Dated August 9, 2005	/s/	Daniel A. Sullivan

Daniel A. Sullivan
Executive Vice President and
Chief Financial Officer

Dated August 9, 2005	/s/	Ronald L. Farnsworth, Jr.

Ronald L. Farnsworth, Jr.
Senior Vice President/Finance and
Principal Accounting Officer

EXHIBIT INDEX
Exhibit

3.1(a)	Articles of Incorporation, as amended
3.2(b)	Bylaws, as amended
4.0(c)	Specimen Stock Certificate
10.1	Employment Agreement for William Fike dated May 12, 2005
10.2	2005 Executive Deferred Compensation Agreement with William Fike dated effective June 11, 2005.
10.3(d)	Umpqua Holdings Corporation 2005 Performance-Based Executive Incentive Plan
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Risk Factors

(a)	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed September 9, 2002.

(b)	Incorporated by reference to Exhibit 3.2 to the Form 10-Q filed May 10, 2004.

(c)	Incorporated by reference to the Registration Statement on Form S-8 (No. 333-77259) filed with the SEC on April 28, 1999.

(d)	Incorporated by reference to Appendix B to the DEF 14A filed March 31, 2005.