Form 10-Q
period 2005-09-30
UMPQUA HOLDINGS CORP
filed 2005-11-08
CIK 1077771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: September 30, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File Number: 000-25597
Umpqua Holdings Corporation

(Exact Name of Registrant as Specified in Its Charter)

OREGON	93-1261319

(State or Other Jurisdiction	(I.R.S. Employer Identification Number)
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
☑ Yes     ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☑ No
Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practical date:
Common stock, no par value: 44,510,039 shares outstanding as of October 31, 2005

UMPQUA HOLDINGS CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
(in thousands, except shares)	2005	2004
ASSETS
Cash and due from banks	$143,138	$94,561
Temporary investments	29,027	23,646

Total cash and cash equivalents	172,165	118,207
Trading account assets	830	1,577
Investment securities available for sale, at fair value	697,231	675,984
Investment securities held to maturity, at amortized cost	10,676	11,807
Mortgage loans held for sale	20,202	20,791
Loans	3,696,820	3,467,904
Allowance for loan losses	(43,603)	(44,229)

Net loans	3,653,217	3,423,675

Federal Home Loan Bank stock, at cost	14,259	14,218
Premises and equipment, net	88,577	85,681
Goodwill and other intangible assets, net	407,059	408,460
Mortgage servicing rights, net	10,729	11,154
Other assets	111,437	101,481

Total assets	$5,186,382	$4,873,035

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$1,071,940	$891,731
Interest bearing	3,021,026	2,907,376

Total deposits	4,092,966	3,799,107
Securities sold under agreements to repurchase and federal funds purchased	145,551	88,267
Term debt	3,236	88,451
Junior subordinated debentures	165,847	166,256
Other liabilities	52,018	43,341

Total liabilities	4,459,618	4,185,422

COMMITMENTS AND CONTINGENCIES (NOTE 10)

SHAREHOLDERS’ EQUITY
Common stock, no par value, 100,000,000 shares authorized; issued and outstanding: 44,476,104 in 2005 and 44,211,075 in 2004	563,640	560,611
Retained earnings	170,153	128,112
Accumulated other comprehensive loss	(7,029)	(1,110)

Total shareholders’ equity	726,764	687,613

Total liabilities and shareholders’ equity	$5,186,382	$4,873,035

See accompanying notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
(in thousands, except per share amounts)
INTEREST INCOME
Interest and fees on loans	$65,579	$50,875	$182,735	$115,530
Interest and dividends on investment securities
Taxable	6,558	7,283	19,359	17,126
Exempt from federal income tax	427	748	1,839	1,557
Dividends	40	150	121	312
Other interest income	617	209	1,304	293

Total Interest Income	73,221	59,265	205,358	134,818

INTEREST EXPENSE
Interest on deposits	16,101	8,941	40,910	20,616
Interest on federal funds purchased and repurchase agreements	511	206	1,419	528
Interest on term debt	89	730	633	1,439
Interest on junior subordinated debentures	2,719	1,979	7,663	4,222

Total interest expense	19,420	11,856	50,625	26,805

Net interest income	53,801	47,409	154,733	108,013
Provision for loan losses	—	1,479	2,400	3,654

Net interest income after provision for loan losses	53,801	45,930	152,333	104,359

NON-INTEREST INCOME
Service charges on deposit accounts	5,778	5,570	16,026	11,970
Brokerage commissions and fees	2,735	2,736	8,743	8,641
Mortgage banking revenue	3,256	1,942	4,834	5,990
Other income	1,985	1,210	5,279	2,269
Net gain on sale of investment securities	28	13	1,426	19

Total non-interest income	13,782	11,471	36,308	28,889

NON-INTEREST EXPENSE
Salaries and employee benefits	20,708	19,685	61,348	47,103
Net occupancy and equipment	6,291	5,688	18,533	13,956
Merger related expenses	—	2,176	262	2,941
Other expenses	10,084	10,150	28,796	22,646

Total non-interest expenses	37,083	37,699	108,939	86,646

Income before income taxes and discontinued operations	30,500	19,702	79,702	46,602
Provision for income taxes	10,577	6,457	28,754	16,100

Income from continuing operations	19,923	13,245	50,948	30,502
Income from discontinued operations, net of tax	—	123	—	395

Net income	$19,923	$13,368	$50,948	$30,897

BASIC EARNINGS PER SHARE
Continuing operations	$0.45	$0.31	$1.15	$0.92
Discontinued operations	—	0.01	—	0.02

Net income	$0.45	$0.32	$1.15	$0.94

DILUTED EARNINGS PER SHARE
Continuing operations	$0.44	$0.31	$1.13	$0.91
Discontinued operations	—	—	—	0.01

Net income	$0.44	$0.31	$1.13	$0.92

See accompanying notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

				Accumulated
	Common Stock			Other
			Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total

(in thousands, except shares)
BALANCE AT JANUARY 1, 2004	28,411,816	$230,773	$89,058	$(862)	$318,969
Net income			47,166		47,166
Other comprehensive loss, net of tax:
Unrealized losses on securities arising during the year (1)				(248)	(248)

Comprehensive income					$46,918

Deferred compensation earned during the year		226			226
Stock repurchased and retired	(321,729)	(6,062)			(6,062)
Issuances of common stock under stock plans and related tax benefit	629,661	9,018			9,018
Stock issued in connection with acquisitions (Note 4)	15,491,327	326,656			326,656
Cash dividends			(8,112)		(8,112)

Balance at December 31, 2004	44,211,075	$560,611	$128,112	$(1,110)	$687,613

BALANCE AT JANUARY 1, 2005	44,211,075	$560,611	$128,112	$(1,110)	$687,613
Net income			50,948		50,948
Other comprehensive loss, net of tax:
Unrealized losses on securities arising during the period (2)				(5,919)	(5,919)

Comprehensive income					$45,029

Deferred compensation earned during the period		732			732
Stock repurchased and retired	(83,981)	(1,899)			(1,899)
Issuances of common stock under stock plans and related tax benefit	349,010	4,196			4,196
Cash dividends			(8,907)		(8,907)

Balance at September 30, 2005	44,476,104	$563,640	$170,153	$(7,029)	$726,764

(1)	Net unrealized holding loss on securities of $237,000 (net of $101,000 tax benefit), plus reclassification adjustment for net gains included in net income of $11,000 (net of $8,000 tax expense).

(2)	Net unrealized holding loss on securities of $5.1 million (net of $3.4 million tax benefit), plus reclassification adjustment for net gains included in net income of $856,000 (net of $570,000 tax expense).
See accompanying notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2005	2004	2005	2004
Net income	$19,923	$13,368	$50,948	$30,897

Unrealized gains (losses) arising during the period on investment securities available for sale	(7,289)	15,229	(8,439)	2,307

Add: Reclassification adjustment for gains realized in net income, net of tax (expense of $11 and $5 for the three months and $570 and $8 for the nine months periods ended September 30, 2005 and September 2004, respectively)	(17)	(8)	(856)	(11)

Less: Income tax expense (benefit) related to unrealized gains (losses) on investment securities, available for sale	(2,916)	6,244	(3,376)	946

Net unrealized gains (losses) on investment securities available for sale	(4,390)	8,977	(5,919)	1,350

Comprehensive income	$15,533	$22,345	$45,029	$32,247

See accompanying notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended
(in thousands)	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities of continuing operations	$64,583	$50,512

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(168,603)	(133,723)
Sales and maturities of investment securities available-for-sale	138,629	117,637
Redemption (purchases) of Federal Home Loan Bank stock	120	(3,037)
Maturities of investment securities held-to-maturity	1,156	2,291
Net loan and lease originations	(227,354)	(261,860)
Purchase of loans	(29,271)	—
Disposals of furniture and equipment	155	—
Acquisitions	—	54,180
Proceeds from sales of loans	25,252	—
Purchases of premises and equipment	(9,509)	(7,211)

Net cash used by investing activities	(269,425)	(231,723)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit liabilities	294,301	349,406
Net increase (decrease) in Fed funds purchased	56,000	(40,000)
Net increase in securities sold under agreements to repurchase	1,284	4,221
Dividends paid on common stock	(7,999)	(3,969)
Proceeds from stock options exercised	2,260	3,357
Retirement of common stock	(1,899)	(6,062)
Repayment of term debt	(85,147)	(14,191)

Net cash provided by financing activities	258,800	292,762

Net increase in cash and cash equivalents	53,958	111,551
Cash and cash equivalents, beginning of period	118,207	134,006

Cash and cash equivalents, end of period	$172,165	$245,557

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$47,771	$24,120
Income taxes	$19,418	$8,947
See accompanying notes to consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Summary of Significant Accounting Policies
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
Note 2 — Stock-Based Compensation
At September 30, 2005 the Company had a total of 2.0 million stock options issued under various plans (some assumed in connection with mergers) that were accounted for under the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Under the intrinsic value method, compensation expense is recognized only to the extent an option’s exercise price is less than the market value of the underlying stock on the date of grant. For all options originally granted by the Company, no compensation cost has been recognized in the accompanying statement of income. Compensation cost has been recognized for certain options that were assumed in connection with prior acquisitions that were unvested as of the date the acquisitions were completed.
The Company’s stock compensation plan provides for granting of restricted stock awards. The restricted stock awards generally vest ratably over five years and are recognized as expense over that same period of time. For the three and nine months ended September 30, 2005, compensation expense of $63,000 and $179,000, respectively, was recognized in connection with restricted stock grants as compared to $56,000 and $162,000 for the comparable periods in 2004.
The following table presents the effect on net income and earnings per share if the fair value based method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended, had been applied to all outstanding and unvested awards in each period:
Stock-Based Compensation
(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
NET INCOME, AS REPORTED	$19,923	$13,368	$50,948	$30,897
Deduct: Additional stock-based employee compensation determined under the fair value based method for all awards, net of tax effects	(481)	(368)	(696)	(835)

Pro forma net income	$19,442	$13,000	$50,252	$30,062

INCOME FROM CONTINUING OPERATIONS, AS REPORTED	$19,923	$13,245	$50,948	$30,502
Deduct: Additional stock-based employee compensation determined under the fair value based method for all awards, net of tax effects	(481)	(368)	(696)	(835)

Pro forma income from continuing operations	$19,442	$12,877	$50,252	$29,667

NET INCOME PER SHARE:
Basic — as reported	$0.45	$0.32	$1.15	$0.94
Basic — pro forma	$0.44	$0.31	$1.13	$0.91
Diluted — as reported	$0.44	$0.31	$1.13	$0.92
Diluted — pro forma	$0.43	$0.30	$1.12	$0.90
INCOME FROM CONTINUING OPERATIONS PER SHARE:
Basic — as reported	$0.45	$0.31	$1.15	$0.92
Basic — pro forma	$0.44	$0.31	$1.13	$0.90
Diluted — as reported	$0.44	$0.31	$1.13	$0.91
Diluted — pro forma	$0.43	$0.30	$1.12	$0.89

Note 3 — Discontinued Operations
During the fourth quarter of 2004, the Bank sold its merchant bankcard portfolio to an unrelated third party for $5.9 million in cash. The gain on sale, after selling costs and other expenses, was $5.6 million. Except for standard representations and warranties, the Bank assumed no liability subsequent to completion of the sale.
The following table presents the contribution components from the Bank’s merchant bankcard operations for the three and nine months ended September 30, 2005 and 2004:
Contribution from Merchant Bankcard

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2005	2004	2005	2004
Other non-interest income	$—	$202	$—	$652
Provision for income taxes	—	(79)	—	(257)

Income from discontinued operations, net of tax	$—	$123	$—	$395

At September 30, 2005, there was no remaining liability recorded in connection with professional fees and contract termination costs related to the sale of the merchant bankcard portfolio.
In accordance with SFAS No. 144, Impairment of Long-Lived Assets, the financial results related to the merchant bankcard operation have been reclassified as income from discontinued operations, net of tax in the statements of income.
Note 4 — Business Combinations
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

Subsequent to the acquisition, certain of these assets were adjusted as part of the allocation of the purchase price. Additional adjustments may be made to the purchase price allocation, specifically related to tax adjustments. At September 30, 2005, the goodwill asset recorded in connection with the Humboldt acquisition was $237.8 million.
The following table presents unaudited pro forma results of operations for nine months ended September 30, 2004 as if the acquisition of Humboldt had occurred on January 1, 2004. Since Humboldt completed its merger with California Independent Bancorp (“CIB”) on January 6, 2004, the pro forma results for that transaction are presented separately in the tables. Any revenue enhancements and cost savings as a result of the Humboldt merger have not been reflected in the pro forma consolidated condensed statements of income. No assurance can be given with respect to the ultimate level of such revenue enhancements or cost savings. The pro forma results do not necessarily indicate the results that would have been obtained had the acquisitions actually occurred on January 1, 2004:
Pro Forma Financial Information — Unaudited

(in thousands, except per share data)	Nine Months Ended September 30, 2004
				Pro Forma			Pro Forma
	Umpqua	Humboldt (d)	CIB (e)	Adjustments			Combined
Net interest income	$108,013	$32,607	$165	$736	(a	)	$141,521
Provision for loan losses	3,654	1,243	—	—			4,897
Non-interest income	28,889	6,935	34	—			35,858
Non-interest expense	86,646	26,852	18	1,198	(b	)	114,714

Income from continuing operations, before income taxes	46,602	11,447	181	(462)			57,768
Provision for income taxes	16,100	3,503	65	(194)	(c	)	19,474

Income from continuing operations	$30,502	$7,944	$116	$(268)			$38,294

Earnings per share from continuing operations:
Basic	$0.92						$0.86
Diluted	$0.91						$0.84
Average shares outstanding:
Basic	33,011						44,436
Diluted	33,516						45,422

(a)	Includes $1.45 million of net accretion related to the Humboldt acquisition, less $712,000 of accretion recognized by Humboldt in connection with the CIB merger for the period January 1 through July 9, 2004.

(b)	Includes amortization of premises and fixed asset purchase accounting adjustments of $32,000 and core deposit intangible amortization of $1.17 million.

(c)	Income tax effect of pro forma adjustments.

(d)	Excludes merger related costs for the Humboldt merger with Umpqua of $3.06 million.

(e)	Excludes merger related costs for the CIB merger with Humboldt of $5.27 million and related tax benefit of $1.71 million.
The following table summarizes activity in the Company’s accrued restructuring charges related to the Humboldt acquisition as well as prior acquisition of Centennial Bancorp:

(in thousands)	Humboldt and Centennial
	2005	2004
Beginning balance	$1,333	$377
Additions:
Charged to merger expense	—	304
Charged to goodwill	153	2,113
Charged to deferred tax asset	—	319
Charged to fixed assets	—	349
Utilization:
Reductions credited to goodwill	—	(363)
Reductions credited to merger expense	—	(147)
Reclassifications	—	(459)
Payments and write-offs	(1,225)	(1,160)

Ending Balance	$261	$1,333

No additional merger-related expenses are expected in connection with the Humboldt or any other previous acquisitions.

Note 5 — Per Share Information
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
The following is a computation of basic and diluted earnings per share and basic and diluted earnings per share from continuing operations for the three and nine months ended September 30, 2005 and 2004:
Earnings Per Share

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2005	2004	2005	2004
Basic earnings per share:
Weighted average shares outstanding	44,468	42,149	44,412	33,011
Net income	$19,923	$13,368	$50,948	$30,897
Income from continuing operations	$19,923	$13,245	$50,948	$30,502
Basic earnings per share	$0.45	$0.32	$1.15	$0.94
Basic earnings per share — continuing operations	$0.45	$0.31	$1.15	$0.92

Diluted earnings per share:
Weighted average shares outstanding	44,468	42,149	44,412	33,011
Net effect of the assumed exercise of stock options, based on the treasury stock method	554	741	572	505

Total weighted average shares and common stock equivalents outstanding	45,022	42,890	44,984	33,516

Net income	$19,923	$13,368	$50,948	$30,897
Income from continuing operations	$19,923	$13,245	$50,948	$30,502
Diluted earnings per share	$0.44	$0.31	$1.13	$0.92
Diluted earnings per share — continuing operations	$0.44	$0.31	$1.13	$0.91
Note 6 — Segment Information
The Company operates three primary segments: Community Banking, Mortgage Banking and Retail Brokerage. The Community Banking segment’s principal business focus is the offering of loan and deposit products to its business and retail customers in its primary market areas. The Community Banking segment operates 93 stores located throughout Oregon, Northern California and Washington.
The Mortgage Banking segment, which operates as a division of Umpqua Bank (“the Bank”), originates, sells and services residential mortgage loans. During the third quarter of 2004, the Company completed a strategic review of the Mortgage Banking segment and decided to terminate wholesale channel origination. Although this decision resulted in a reduction in mortgage loan origination volumes, revenue and expense, the segment net income was not adversely impacted in a material manner.
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
Summarized financial information concerning the Company’s reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

Segment Information

	Three Months Ended September 30, 2005
	Community	Retail	Mortgage
(in thousands, except per share data)	Banking	Brokerage	Banking	Consolidated

Interest income	$71,660	$15	$1,546	$73,221
Interest expense	18,432	—	988	19,420

Net interest income	53,228	15	558	53,801
Provision for loan losses	—	—	—	—
Non-interest income	7,475	3,011	3,296	13,782
Non-interest expense	32,177	2,722	2,184	37,083
Merger-related expense	—	—	—	—

Income before income taxes and discontinued operations	28,526	304	1,670	30,500
Provision for income taxes	9,801	108	668	10,577

Income from continuing operations	18,725	196	1,002	19,923
Income from discontinued operations, net of tax	—	—	—	—

Net income	$18,725	$196	$1,002	$19,923

Basic earnings per share:
Income from continuing operations	$0.42	$0.01	$0.02	$0.45
Income from discontinued operations, net of tax	$—	$—	$—	—

Net income	$0.42	$0.01	$0.02	$0.45

Diluted earnings per share:
Income from continuing operations	$0.42	$—	$0.02	$0.44
Income from discontinued operations, net of tax	$—	$—	$—	$—

Net income	$0.42	$—	$0.02	$0.44

	Three Months Ended September 30, 2004
	Community	Retail	Mortgage
(in thousands, except per share data)	Banking	Brokerage	Banking	Consolidated

Interest income	$57,473	$14	$1,778	$59,265
Interest expense	10,998	—	858	11,856

Net interest income	46,475	14	920	47,409
Provision for loan losses	1,450	—	29	1,479
Non-interest income	6,716	2,813	1,942	11,471
Non-interest expense	30,518	2,834	2,171	35,523
Merger-related expense	2,176	—	—	2,176

Income before income taxes and discontinued operations	19,047	(7)	662	19,702
Provision for income taxes	6,233	(5)	229	6,457

Income from continuing operations	12,814	(2)	433	13,245
Income from discontinued operations, net of tax	123	—	—	123

Net income	$12,937	$(2)	$433	$13,368

Basic earnings per share:
Income from continuing operations	$0.30	$—	$0.01	$0.31
Income from discontinued operations, net of tax	$0.01	$—	$—	$0.01

Net income	$0.31	$—	$0.01	$0.32

Diluted earnings per share:
Income from continuing operations	$0.30	$—	$0.01	$0.31
Income from discontinued operations, net of tax	$—	$—	$—	$—

Net income	$0.30	$—	$0.01	$0.31

	Nine Months Ended September 30, 2005
	Community	Retail	Mortgage
(in thousands, except per share data)	Banking	Brokerage	Banking	Consolidated

Interest income	$200,874	$48	$4,436	$205,358
Interest expense	47,923	—	2,702	50,625

Net interest income	152,951	48	1,734	154,733
Provision for loan losses	2,400	—	—	2,400
Non-interest income	22,230	9,141	4,937	36,308
Non-interest expense	94,083	8,454	6,140	108,677
Merger-related expense	262	—	—	262

Income before income taxes and discontinued operations	78,436	735	531	79,702
Provision for income taxes	28,279	263	212	28,754

Income from continuing operations	50,157	472	319	50,948
Income from discontinued operations, net of tax	—	—	—	—

Net income	$50,157	$472	$319	$50,948

Basic earnings per share:
Income from continuing operations	$1.13	$0.01	$0.01	$1.15
Income from discontinued operations, net of tax	$—	$—	$—	$—

Net income	$1.13	$0.01	$0.01	$1.15

Diluted earnings per share:
Income from continuing operations	$1.11	$0.01	$0.01	$1.13
Income from discontinued operations, net of tax	$—	$—	$—	$—

Net income	$1.11	$0.01	$0.01	$1.13

	Nine Months Ended September 30, 2004
	Community	Retail	Mortgage
(in thousands, except per share data)	Banking	Brokerage	Banking	Consolidated

Interest income	$131,252	$45	$3,521	$134,818
Interest expense	25,043	—	1,762	26,805

Net interest income	106,209	45	1,759	108,013
Provision for loan losses	3,593	—	61	3,654
Non-interest income	13,997	8,868	6,024	28,889
Non-interest expense	69,755	8,265	5,685	83,705
Merger-related expense	2,941	—	—	2,941

Income before income taxes and discontinued operations	43,917	648	2,037	46,602
Provision for income taxes	15,145	228	727	16,100

Income from continuing operations	28,772	420	1,310	30,502
Income from discontinued operations, net of tax	395	—	—	395

Net income	$29,167	$420	$1,310	$30,897

Basic earnings per share:
Income from continuing operations	$0.87	$0.01	$0.04	$0.92
Income from discontinued operations, net of tax	$0.02	$—	$—	$0.02

Net income	$0.89	$0.01	$0.04	$0.94

Diluted earnings per share:
Income from continuing operations	$0.86	$0.01	$0.04	$0.91
Income from discontinued operations, net of tax	$0.01	$—	$—	$0.01

Net income	$0.87	$0.01	$0.04	$0.92

	September 30, 2005
	Community	Retail	Mortgage
(in thousands)	Banking	Brokerage	Banking	Consolidated

Total assets	$5,073,282	$7,897	$105,203	$5,186,382
Total loans	$3,623,132	$—	$73,688	$3,696,820
Total deposits	$4,092,528	$—	$438	$4,092,966

	December 31, 2004
	Community	Retail	Mortgage
(in thousands)	Banking	Brokerage	Banking	Consolidated

Total assets	$4,789,093	$7,288	$76,654	$4,873,035
Total loans	$3,426,362	$—	$41,542	$3,467,904
Total deposits	$3,799,107	$—	$—	$3,799,107
Note 7 — Recently Issued Accounting Pronouncements
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
Note 8 — Allowance for Loan Losses
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
Note 9 — Junior Subordinated Debentures
As of September 30, 2005, the Company had ten wholly-owned trusts (“Trusts”) that were formed to issue trust preferred securities and related common securities of the Trusts. Five Trusts, representing aggregate total obligations of approximately $58.9 million (fair value of approximately $69 million as of the merger date), were assumed in connection with the Humboldt merger. Following is information about the Trusts:

Junior Subordinated Debentures
(in thousands)

		Issued	Carrying			Effective
Trust Name	Issue Date	Amount	Value (1)	Rate (2)		Rate (3)	Maturity Date	Call Date
Umpqua Holdings Statutory Trust I	September 2002	$25,774	$25,774	Floating (4)		7.46%	September 2032	September 2007
Umpqua Statutory Trust II	October 2002	20,619	20,619	Floating (5)		7.04%	October 2032	October 2007
Umpqua Statutory Trust III	October 2002	30,928	30,928	Floating (6)		7.24%	November 2032	November 2007
Umpqua Statutory Trust IV	December 2003	10,310	10,310	Floating (7)		6.45%	January 2034	January 2009
Umpqua Statutory Trust V	December 2003	10,310	10,310	Floating (7)		6.74%	March 2034	March 2009
HB Capital Trust I	March 2000	5,310	6,673	10.875%		7.73%	March 2030	March 2010
Humboldt Bancorp Statutory Trust I	February 2001	5,155	6,136	10.200%		7.91%	February 2031	February 2011
Humboldt Bancorp Statutory Trust II	December 2002	10,310	11,709	Floating (8)		6.10%	December 2031	December 2006
Humboldt Bancorp Staututory Trust III	September 2003	27,836	31,899	6.75	%(9)	4.89%	September 2033	September 2008
CIB Capital Trust	November 2002	10,310	11,489	Floating (6)		6.08%	November 2032	November 2007

	Total	$156,862	$165,847

(1)	Reflects purchase accounting adjustments, net of accumulated amortization, for junior subordinated debentures assumed in connection with the Humboldt merger.

(2)	Contractual interest rate of junior subordinated debentures.

(3)	Effective interest rate as of September 2005, including impact of purchase accounting amortization.

(4)	Rate based on LIBOR plus 3.50%, adjusted quarterly.

(5)	Rate based on LIBOR plus 3.35%, adjusted quarterly.

(6)	Rate based on LIBOR plus 3.45%, adjusted quarterly.

(7)	Rate based on LIBOR plus 2.85%, adjusted quarterly.

(8)	Rate based on LIBOR plus 3.60%, adjusted quarterly.

(9)	Rate fixed for 5 years from issuance, then adjusted quarterly thereafter based on LIBOR plus 2.95%.
As a result of the adoption of FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities (revised December 2003), the Trusts have been deconsolidated. The $165.8 million of junior subordinated debentures issued to the Trusts as of September 30, 2005 ($166.3 million as of December 31, 2004) are reflected as junior subordinated debentures in the consolidated balance sheets. The common stock issued by the Trusts is recorded in other assets in the consolidated balance sheets, and totaled $4.7 million at September 30, 2005 and December 31, 2004.
All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of September 30, 2005, under guidance issued by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Effective April 11, 2005, the Federal Reserve Board adopted a rule that permits the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. Under the rule, after a five-year transition period ending March 31, 2009, the aggregate amount of trust preferred securities and certain other restricted core capital elements is limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. The Company includes all currently issued trust preferred securities in Tier 1 capital. There can be no assurance that the Federal Reserve Board will not further limit the amount of trust preferred securities permitted to be included in Tier 1 capital for regulatory capital purposes.
Note 10 — Commitments and Contingencies
Lease Commitments — The Company leases 71 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times upon expiration. Rent expense, net of rental income, for premises and equipment rentals for the three and nine months ended September 30, 2005 was $1.5 million and $4.7 million, respectively, compared to $1.0 and $2.7 million in the comparable periods in 2004.
Financial Instruments with Off-Balance Sheet Risk — The Company’s financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank’s business and involve elements of credit, liquidity and interest rate risk. These commitments and contingent liabilities include commitments to extend credit, commitments to originate residential mortgage loans and standby letters of credit. The following table presents a summary of the Bank’s commitments and contingent liabilities as of September 30, 2005:

Contractual Amounts
(in thousands)

September 30,
2005
Commitments to extend credit	$1,005,630
Commitments to extend overdrafts	$90,203
Commitments to originate residential loans	$97,974
Forward sales commitments	$21,000
Standby letters of credit	$24,456
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
Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or accounts, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The Bank has not been required to perform on any financial guarantees and did not incur any losses in connection with standby letters of credit during the three and nine months ended September 30, 2005.
The Bank established a loss reserve for unfunded commitments, including loan commitments and letters of credit, during 2004 by reclassifying $1.2 million of the allowance for loan losses. At September 30, 2005, the reserve for unfunded commitments, which is included in other liabilities on the consolidated balance sheet, was approximately $1.5 million. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amounts of commitments, loss experience and economic conditions.
The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position. There were no counterparty default losses on forward contracts in the three and nine months ended September 30, 2005. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying a fee to or receiving a fee from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At September 30, 2005, the Bank had commitments to originate residential loans and forward sales commitments outstanding of $98.0 million and $21.0 million, respectively, with net fair values of approximately $(99,000) and $45,000, respectively.
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
This Report contains certain forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that expressly or implicitly predict future results, performance or events are forward-looking. In addition, the words “expect,” “believe,” “anticipate” and other similar expressions identify forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expected. Factors that could cause or contribute to such differences include, but are not limited to, the risk factors discussed in this and other reports filed with the SEC, including exhibit 99.1 attached hereto, and the following:
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
Allowance for Loan Losses and Reserve for Unfunded Commitments
The allowance for loan losses (“ALL”) is maintained at a level that is adequate to absorb probable incurred losses inherent in the loan and deposit overdraft portfolios. The reserve for unfunded commitments (“RUC”) is maintained at a level that is adequate to absorb probable losses associated with our commitment to lend funds, such as with a letter or line of credit. The adequacy of the ALL and RUC are monitored on a regular basis and are based on management’s evaluation of numerous factors. These factors include the quality of the current loan portfolio; the trend in the loan portfolio’s risk ratings; current economic conditions; loan concentrations; loan growth rates; past-due and non-performing trends; evaluation of specific loss estimates for all significant problem loans; historical charge-off and recovery experience; and other pertinent information. Beginning in September 2005, in accordance with guidance issued by banking regulatory authorities in 2005, we also include an analysis of deposit overdrafts in the calculation of allowance for loan losses. Approximately 78% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan losses.
Mortgage Servicing Rights
Mortgage servicing rights (“MSR”) retained are measured by allocating the carrying value of the loans between the assets sold and the interest retained, based on their relative fair values at the date of the sale. Subsequent measurements are determined based on valuations provided by third parties. MSR assets are amortized over the expected life of the loan and are evaluated periodically for impairment. The expected life of the loan can vary from management’s estimates due to prepayments by borrowers, which may accelerate when rates fall. Prepayments in excess of management’s estimates would negatively impact the recorded value of the MSR. The value of the MSR is also dependent upon the discount rate used in the model. Management reviews this rate on an ongoing basis based on current market rates. A significant increase in the discount rate would reduce the value of MSR.
Goodwill and Other Intangibles
At September 30, 2005, we had $407.1 million in goodwill and other intangible assets as a result of business combinations. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and also reviewed for impairment. Goodwill and other intangibles with indefinite lives are not amortized but instead are periodically tested for impairment. Management performs this impairment analysis on a quarterly basis, or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. No impairment loss was recognized during the three and nine months ended September 30, 2005.
Results of Operations—Overview
For the three months ended September 30, 2005, net income was $19.9 million, or $0.44 per diluted share, an increase of 42% on a per diluted share basis as compared to $13.4 million, or $0.31 per diluted share for the three months ended September 30, 2004. Income from continuing operations for the three months ended September 30, 2005, which excludes the after-tax operating results from our merchant bankcard portfolio, was $19.9 million, or $0.44 per diluted share, as compared to $13.2 million, or $0.31 per diluted share for the three months ended September 30, 2004.
For the nine months ended September 30, 2005, net income was $50.9 million, or $1.13 per diluted share, an increase of 23% on a per diluted share basis as compared to $30.9 million, or $0.92 per diluted share for the nine months ended September 30, 2004. Income from continuing operations for the nine months ended September 30, 2005, which excludes the after-tax operating results from our merchant bankcard portfolio, was $50.9 million, or $1.13 per diluted share, as compared to $30.5 million, or $0.91 per diluted share for the nine months ended September 30, 2004. Additional information on discontinued operations is provided under the heading Discontinued Operations below.
The improvement in diluted earnings per share from continuing operations for the three and nine months ended September 30, 2005 is principally attributable to improved net interest income, offset by increased operating expenses in the nine months ended September 30, 2005. We completed the acquisition of Humboldt on July 9, 2004, and the results of the acquired operations are included in our financial results starting on July 10, 2004.
Our earnings are impacted by certain non-core items that fluctuate significantly or occur infrequently. These non-core items include merger-related expenses, significant infrequent gains and losses or expenses that are not reflective of continuing operations. We define core earnings as income before non-core items, net of tax, and we calculate core earnings per diluted share by dividing core earnings by the same diluted share total used in determining diluted earnings per share (see Note 5 of the Notes to Condensed Consolidated Financial Statements). Core earnings and core earnings per diluted share are considered “non-GAAP” financial measures. Although we believe the presentation of non-GAAP financial measures provides better visibility of our core performance, readers of this report are urged to review the GAAP results as presented in the Condensed Consolidated Financial Statements.
The following table illustrates improvement in our core earnings per diluted share:

	Three months ended				Nine months ended
	September 30,				September 30,
			Change	Change			Change	Change
Core earnings per diluted share:	2005	2004	Amount	Percent	2005	2004	Amount	Percent
Net income	$0.44	$0.31	$0.13	42%	$1.13	$0.92	$0.21	23%
Less non-core items, net of tax:
MSR valuation recovery (impairment)	0.01	—	0.01		(0.02)	0.02	(0.04)
Securities gains	—	—	—		0.02	—	0.02
Corporate state tax credit	0.01	—	0.01		0.01	—	0.01
Discontinued operations	—	—	—		—	0.01	(0.01)
Merger related expense	—	(0.03)	0.03		—	(0.06)	0.06

Core earnings	$0.42	$0.34	$0.08	24%	$1.12	$0.95	$0.17	18%

During the third quarter of 2005, the Company recognized a $1.05 million fair value recovery in our mortgage servicing rights portfolio. This fair value adjustment resulted from an increase in mortgage interest rates, and is included as additional mortgage banking revenue on the Company’s consolidated statement of income. The Company also recognized a $0.6 million reduction to our Oregon state tax provision in the third quarter of 2005. This reduction to the Company’s state income tax expense results from an adjustment to Oregon state income tax rates which was finalized in the third quarter and is retrospectively applied to the 2005 year. During the second quarter of 2005, the Company realized $1.4 million in gains on the sale of securities. Our definition of core earnings excludes these items, along with merger related expense and discontinued operations.
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
The following table presents a reconciliation of operating income and operating income per share to net income and net income per share for the three and nine months ended September 30, 2005 and 2004:

Reconciliation of Operating Income to Net Income

	Three months ended		Nine months ended
(in thousands, except per share data)	September 30,		September 30,
	2005	2004	2005	2004
Net income	$19,923	$13,368	$50,948	$30,897
Merger-related expenses, net of tax	—	1,411	157	1,888

Operating income	$19,923	$14,779	$51,105	$32,785

Per diluted share:
Net income	$0.44	$0.31	$1.13	$0.92
Merger-related expenses, net of tax	—	0.03	0.01	0.06

Operating income	$0.44	$0.34	$1.14	$0.98

The following table presents the returns on average assets, average shareholders’ equity and average tangible shareholders’ equity for the three and nine months ended September 30, 2005 and 2004. It includes the calculated ratios based on reported net income and income from continuing operations, and operating income as shown in the table above. To the extent return on average shareholders’ equity is used to compare our performance with other financial institutions that do not have merger-related intangible assets, we believe it beneficial to also consider the return on average tangible shareholders’ equity. The return on average tangible shareholders’ equity is calculated by dividing net income by average shareholders’ equity less average intangible assets. The return on average tangible shareholders’ equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average shareholders’ equity.
Returns on Average Assets, Shareholders’ Equity and Tangible Shareholders’ Equity

	Three months ended		Nine months ended
(in thousands)	September 30,		September 30,
	2005	2004	2005	2004
Returns on average assets:
Net income	1.55%	1.13%	1.36%	1.15%
Income from continuing operations	1.55%	1.12%	1.36%	1.14%
Operating income	1.55%	1.25%	1.37%	1.22%

Returns on average shareholders’ equity:
Net income	11.01%	8.46%	9.66%	9.66%
Income from continuing operations	11.01%	8.38%	9.66%	9.53%
Operating income	11.01%	9.35%	9.69%	10.25%

Returns on average tangible shareholders’ equity:
Net income	25.43%	21.81%	22.87%	21.48%
Income from continuing operations	25.43%	21.61%	22.87%	21.20%
Operating income	25.43%	24.11%	22.94%	22.79%

Calculation of average tangible shareholders’ equity:
Average shareholders’ equity	$717,827	$628,667	$705,371	$427,378
Less: average intangible assets	(406,955)	(384,833)	(407,489)	(235,213)

Average tangible shareholders’ equity	$310,872	$243,834	$297,882	$192,165

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
For the three and nine months ended September 30, 2005, we recognized no income related to the merchant bankcard portfolio. In the three and nine months ended September 30, 2004, we recognized $123,000 and $395,000, net of tax. As a result of the sale, we will no longer have the benefit of this revenue stream. Since, for the year ended December 31, 2004, merchant bankcard revenue comprised only about 2% of total non-interest income, we do not expect the loss of revenue will have a material impact on our results of operations in 2005.
Additional information on discontinued operations is provided in Note 3 of the Notes to Condensed Consolidated Financial Statements.
Net Interest Income
Net interest income is the largest source of our operating income. Net interest income for the three months ended September 30, 2005, was $53.8 million, an increase of $6.4 million, or 13% over the comparable period in 2004. Net interest income for the nine months ended September 30, 2005, was $154.7 million, an increase of $46.7 million, or 43% over the comparable period in 2004. This increase for the nine month period is attributable to growth in outstanding average interest-earning assets offset by growth in interest-bearing liabilities over the comparable prior year period, primarily due to the Humboldt merger, which was completed on July 9, 2004. The fair value of interest-earning assets acquired on that date totaled $1.3 billion, and interest-bearing liabilities totaled $836 million.
For the three months ended September 30, 2005, the net interest margin (net interest income as a percentage of average interest earning assets) on a fully tax-equivalent basis was 4.89%, an increase of 16 basis points as compared to the same period in 2004. The net interest margin on a fully tax-equivalent basis for the nine months ended September 30, 2005 was 4.84%, an increase of 18 basis points as compared to the same period in 2004. This increase is due to growth in non-interest bearing deposits as well as increased yield on earning assets. The increased yield on earning assets, primarily from short term interest rate increases, was somewhat offset by a corresponding increase in our cost of interest bearing liabilities. The third quarter 2005 margin of 4.89% expanded by 8 basis points over second quarter 2005 margin of 4.81%.
The following tables present the condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three and nine months ended September 30, 2005 and 2004:

Average Rates and Balances (Quarterly)
(in thousands)

	Three Months Ended			Three Months Ended
	September 30, 2005			September 30, 2004
		Interest	Average		Interest	Average
	Average	Income or	Yields	Average	Income or	Yields
	Balance	Expense	or Rates	Balance	Expense	or Rates

INTEREST-EARNING ASSETS:
Loans and leases (1)	$3,658,639	$65,579	7.11%	$3,188,278	$50,875	6.35%
Taxable securities	608,752	6,598	4.34%	709,998	7,433	4.19%
Non-taxable securities (2)	44,130	644	5.84%	67,211	1,140	6.78%
Temporary investments (3)	70,978	604	3.38%	50,117	195	1.55%

Total interest earning assets	4,382,499	73,425	6.65%	4,015,604	59,643	5.91%
Allowance for credit losses	(43,772)			(43,522)
Other assets	750,011			721,643

Total assets	$5,088,738			$4,693,725

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	$2,053,113	$8,325	1.61%	$1,847,886	$4,077	0.88%
Time deposits	996,661	7,776	3.10%	913,495	4,864	2.12%
Federal funds purchased and repurchase agreements	80,471	511	2.52%	59,918	206	1.37%
Term debt	12,825	89	2.75%	162,900	730	1.78%
Notes payable on junior subordinated debentures and trust preferred securities	165,892	2,719	6.50%	159,740	1,979	4.93%

Total interest-bearing liabilities	3,308,962	19,420	2.33%	3,143,939	11,856	1.50%
Non-interest-bearing deposits	1,007,113			875,741
Other liabilities	54,836			45,378

Total liabilities	4,370,911			4,065,058
Shareholders’ equity	717,827			628,667

Total liabilities and shareholders’ equity	$5,088,738			$4,693,725

NET INTEREST INCOME (2)		$54,005			$47,787

NET INTEREST SPREAD			4.32%			4.41%

AVERAGE YIELD ON EARNING ASSETS (1), (2)			6.65%			5.91%

INTEREST EXPENSE TO EARNING ASSETS			1.76%			1.18%

NET INTEREST INCOME TO EARNING ASSETS (1), (2)			4.89%			4.73%

(1)	Non-accrual loans are included in average balance. Includes mortgage loans held for sale.

(2)	Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

The amount of such adjustment was an addition to recorded income of $204,000 and $378,000 for the three months ended September 30, 2005 and 2004, respectively.

(3)	Temporary investments include federal funds sold and interest-bearing deposits at other banks.

Average Rates and Balances (Year-to-date)
(in thousands)

	Nine Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2004
		Interest	Average		Interest	Average
	Average	Income or	Yields	Average	Income or	Yields
	Balance	Expense	or Rates	Balance	Expense	or Rates

INTEREST-EARNING ASSETS:
Loans and leases (1)	$3,573,403	$182,735	6.84%	$2,469,636	$115,530	6.25%
Taxable securities	607,211	19,480	4.28%	578,143	17,438	4.02%
Non-taxable securities (2)	58,403	2,788	6.37%	47,168	2,370	6.70%
Temporary investments (3)	56,728	1,256	2.96%	24,476	248	1.35%

Total interest earning assets	4,295,745	206,259	6.42%	3,119,423	135,586	5.81%
Allowance for credit losses	(45,253)			(32,282)
Other assets	742,670			497,615

Total assets	$4,993,162			$3,584,756

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	$2,014,768	$20,370	1.35%	$1,440,697	$9,148	0.85%
Time deposits	981,043	20,540	2.80%	707,083	11,468	2.17%
Federal funds purchased and repurchase agreements	80,014	1,419	2.37%	67,243	528	1.05%
Term debt	40,581	633	2.09%	105,632	1,439	1.82%
Notes payable on junior subordinated debentures and trust preferred securities	166,045	7,663	6.17%	118,691	4,222	4.75%

Total interest-bearing liabilities	3,282,451	50,625	2.06%	2,439,346	26,805	1.47%
Non-interest-bearing deposits	950,957			685,502
Other liabilities	54,383			32,530

Total liabilities	4,287,791			3,157,378
Shareholders’ equity	705,371			427,378

Total liabilities and shareholders’ equity	$4,993,162			$3,584,756

NET INTEREST INCOME (2)		$155,634			$108,781

NET INTEREST SPREAD			4.36%			4.34%

AVERAGE YIELD ON EARNING ASSETS (1), (2)			6.42%			5.81%

INTEREST EXPENSE TO EARNING ASSETS			1.58%			1.15%

NET INTEREST INCOME TO EARNING ASSETS (1), (2)			4.84%			4.66%

(1)	Non-accrual loans are included in average balance. Includes mortgage loans held for sale.

(2)	Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

The amount of such adjustment was an addition to recorded income of $901,000 and $768,000 for the nine months ended September 30, 2005 and 2004, respectively.

(3)	Temporary investments include federal funds sold and interest-bearing deposits at other banks.
The following tables set forth a summary of the changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three and nine months ended September 30, 2005 as compared to the same period in 2004. Changes in interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Rate/Volume Analysis (Quarterly)
(in thousands)

	THREE MONTHS ENDED SEPTEMBER 30,
	2005 COMPARED TO 2004
	INCREASE (DECREASE) IN INTEREST
	INCOME AND EXPENSE DUE TO
	CHANGES IN
	VOLUME	RATE	TOTAL

INTEREST-EARNING ASSETS:
Loans	$8,010	$6,694	$14,704
Taxable securities	(1,090)	255	(835)
Non-taxable securities (1)	(353)	(143)	(496)
Temporary investments	107	302	409

Total (1)	6,674	7,108	13,782

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	497	3,751	4,248
Time deposits	477	2,435	2,912
Repurchase agreements and federal funds	88	217	305
Term debt	(903)	262	(641)
Junior subordinated debentures	79	661	740

Total	238	7,326	7,564

Net increase in net interest income (1)	$6,436	$(218)	$6,218

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.
Rate/Volume Analysis (Year-to-date)
(in thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2005 COMPARED TO 2004
	INCREASE (DECREASE) IN INTEREST
	INCOME AND EXPENSE DUE TO
	CHANGES IN
	VOLUME	RATE	TOTAL

INTEREST-EARNING ASSETS:
Loans	$55,614	$11,591	$67,205
Taxable securities	902	1,140	2,042
Non-taxable securities (1)	541	(123)	418
Temporary investments	531	477	1,008

Total (1)	57,588	13,085	70,673

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	4,513	6,709	11,222
Time deposits	5,182	3,890	9,072
Repurchase agreements and federal funds	116	775	891
Term debt	(990)	184	(806)
Junior subordinated debentures	1,971	1,470	3,441

Total	10,792	13,028	23,820

Net increase in net interest income (1)	$46,796	$57	$46,853

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

Provision for Loan Losses
There was no provision for loan losses for the three months ended September 30, 2005 while the provision for loan losses was $2.4 million for the nine months ended September 30, 2005. This compared with the provision for loan losses of $1.5 million and $3.7 million for the same periods in 2004. As a percentage of average outstanding loans, the provision for loan losses for the three months ended September 30, 2005 decreased by 19 basis points from the same period in 2004. The provision for loan losses as a percentage of average outstanding loans for the nine months ended September 30, 2005 was 0.09%, a decrease of 11 basis points from the same period in 2004. The decrease in the provision for loan losses in the three and nine months ended September 30, 2005 is principally attributable to improved asset quality trends.
The provision for loan losses is based on management’s evaluation of inherent risks in the loan portfolio and a corresponding analysis of the allowance for loan losses. Additional discussion on loan quality and the allowance for loan losses is provided under the heading Asset Quality and Non-Performing Assets below.
Non-Interest Income
Non-interest income for the three months ended September 30, 2005 was $13.8 million, an increase of $2.3 million, or 20%, over the same period in 2004. Non-interest income for the nine months ended September 30, 2005 was $36.3 million, an increase of $7.4 million, or 26%, over the same period in 2004. The following table presents the key components of non-interest income for the three and nine months ended September 30, 2005 and 2004:
Non-Interest Income

	Three months ended				Nine months ended
(in thousands)	September 30,				September 30,
			Change	Change			Change	Change
	2005	2004	Amount	Percent	2005	2004	Amount	Percent
Deposit service charges	$5,778	$5,570	$208	4%	$16,026	$11,970	$4,056	34%
Brokerage fees	2,735	2,736	(1)	0%	8,743	8,641	102	1%
Mortgage banking revenue	3,256	1,942	1,314	68%	4,834	5,990	(1,156)	-19%
Other	1,985	1,210	775	64%	5,279	2,269	3,010	133%
Net gain on sale of investment securities	28	13	15	115%	1,426	19	1,407	NM

Total	$13,782	$11,471	$2,311	20%	$36,308	$28,889	$7,419	26%

NM — Not meaningful
Deposit service charges for the three months ended September 30, 2005 were comparable to the three months ended September 30, 2004. The increase in deposit service charges for the nine month period is principally attributable to the Humboldt acquisition. The increase in mortgage banking revenue in the three months ended September 30, 2005 compared to the same period in 2004 is primarily due to a $1.05 million positive fair value adjustment to our mortgage servicing rights portfolio. The fair value adjustment resulted from an increase in mortgage interest rates in the quarter. The decrease in mortgage banking revenue for the nine months ended September 30, 2005 relates to a $1.4 million net year-to-date impairment charge to the value of mortgage servicing right portfolio. This impairment resulted from a decline in mortgage interest rates during the nine months. There were $1.4 million in gains on the sale of securities in the nine months ending September 30, 2005. The remaining increase in other non-interest income results primarily from increased revenue related to the Humboldt acquisition.
Non-Interest Expense
Non-interest expense for the three months ended September 30, 2005 was $37.1 million, a decrease of 2% compared to three months ended September 30, 2004. Non-interest expense for the nine months ended September 30, 2005 was $108.9 million, an increase of $22.3 million or 26% over the nine months ended September 30, 2004. The following table presents the key elements of non-interest expense for the three and nine months ended September 30, 2005 and 2004.

Non-Interest Expense

	Three months ended				Nine months ended
(in thousands)	September 30,				September 30,
			Change	Change			Change	Change
	2005	2004	Amount	Percent	2005	2004	Amount	Percent
Salaries and employee benefits	$20,708	$19,685	$1,023	5%	$61,348	$47,103	$14,245	30%
Net occupancy and equipment	6,291	5,688	603	11%	18,533	13,956	4,577	33%
Communications	1,511	1,560	(49)	-3%	4,334	4,101	233	6%
Marketing	1,151	1,755	(604)	-34%	3,218	3,416	(198)	-6%
Services	3,245	2,824	421	15%	9,592	6,093	3,499	57%
Supplies	793	535	258	48%	2,030	1,386	644	46%
Intangible amortization	555	669	(114)	-17%	1,875	843	1,032	122%
Merger-related expenses	—	2,176	(2,176)	-100%	262	2,941	(2,679)	-91%
Other	2,829	2,807	22	1%	7,747	6,807	940	14%

Total	$37,083	$37,699	$(616)	-2%	$108,939	$86,646	$22,293	26%

The increase in non-interest expense for the nine-months ended September 30, 2005 is primarily attributable to the inclusion of expenses from California operations as a result of the Humboldt acquisition. We incur significant expenses in connection with the completion and integration of bank acquisitions that are not capitalizable. Substantially all merger-related expense incurred in the nine months ended September 30, 2005 related to the Humboldt acquisition. We do not expect to incur any additional merger-related expenses in connection with the Humboldt or any other previous merger.
Income Taxes
Our consolidated effective tax rate as a percentage of pre-tax income from continuing operations for three and nine months ended September 30, 2005 was 34.7% and 36.1%, compared to 32.8% and 34.5% for the three and nine months ended September 30, 2004. The decrease in the three month effective tax rate results from an adjustment to Oregon state income tax rates which was finalized in the third quarter and is retrospectively applied to the 2005 year. The change in the nine month effective tax rate is primarily attributable to the increased State of California tax rate on income from operations related to the Humboldt acquisition and the reduced proportion of tax exempt income to total income. The effective tax rates were below the federal statutory rate of 35% and the apportioned state rate of 5% (net of the federal tax benefit) principally because of income arising from bank owned life insurance, income on tax exempt investment securities, tax credits arising from low income housing investments and exemptions related to loans and hiring in certain designated enterprise zones.
FINANCIAL CONDITION
Investment Securities
Total investment securities as of September 30, 2005 were $707.9 million, as compared to $687.8 million at December 31, 2004. This increase is principally attributable to the purchase of $168.6 million in investment securities, offset by maturities and sale of $139.8 million in investment securities in the nine months ended September 30, 2005. Investment securities purchases in the quarter totaled $168.1 million. No securities were sold in the three months ended September 30, 2005.
The following table presents the investment securities portfolio by major type as of September 30, 2005 and December 31, 2004:

Investment Securities Composition

(in thousands)	Investment Securities Available for Sale
	September 30, 2005		December 31, 2004
	Fair Value	%	Fair Value	%

U.S. Treasury and agencies	$197,527	28%	$206,629	31%
Mortgage-backed	164,304	24%	150,454	22%
Collateralized mortgage obligations	224,178	32%	215,014	32%
Obligations of states and political subdivisions	63,127	9%	54,936	8%
Other	48,095	7%	48,951	7%

Total	$697,231	100%	$675,984	100%

	Investment Securities Held to Maturity
	September 30, 2005		December 31, 2004
	Amortized		Amortized
	Cost	%	Cost	%

Obligations of states and political subdivisions	$10,301	96%	$11,432	97%
Other	375	4%	375	3%

Total	$10,676	100%	$11,807	100%

The investment securities portfolio had net unrealized losses of $4.4 million and $5.9 million for the three and nine months ended September 30, 2005, respectively. These losses are principally attributable to increases in market interest rates from December 31, 2004 to September 30, 2005. Because the Bank has the ability and intent to hold these investments until a market price recovery or to maturity, these investments are not considered other-than-temporarily impaired.
The average duration for the investment securities portfolio at September 30, 2005 was approximately 2.4 years. Information on average investment securities balances and average fully tax-equivalent yields is included under the Net Interest Income section of this Report.
Loans
Total loans outstanding as of September 30, 2005 were $3.7 billion, an increase of $228.9 million, or 7% from December 31, 2004. Loan growth in the nine months ended September 30, 2005 occurred in both the Oregon/Washington and California markets, which recorded growth of $80.1 million and $148.8 million, respectively. This growth is consistent with recent periods and is attributed to continued improvement of economic conditions in our markets, the quality of our loan origination staff and the fact that most loan decisions can be made locally.
The following table presents the major components of the loan portfolio at September 30, 2005 and December 31, 2004:
Loan Concentrations

(in thousands)	September 30, 2005		December 31, 2004
Type of Loan	Amount	Percentage	Amount	Percentage

Construction and development	$562,847	15.2%	$481,836	13.9%
Farmland	48,926	1.3%	39,662	1.1%
Home equity credit lines	129,186	3.5%	126,264	3.6%
Single family first lien mortgage	116,704	3.2%	116,457	3.4%
Single family second lien mortgage	16,969	0.5%	20,729	0.6%
Multifamily	137,367	3.7%	182,526	5.3%
Commercial real estate	1,873,112	50.7%	1,649,797	47.6%

Total real estate secured	2,885,111	78.1%	2,617,271	75.5%
Commercial and industrial	674,219	18.2%	699,471	20.2%
Agricultural production	42,223	1.2%	34,405	1.0%
Consumer	55,747	1.5%	77,903	2.2%
Leases	15,800	0.4%	18,351	0.5%
Other	23,720	0.6%	20,503	0.6%

Total loans	$3,696,820	100.0%	$3,467,904	100.0%

Information on average loan balances and average yields is included under the Net Interest Income section of this Report.
Asset Quality and Non-Performing Assets
Non-performing loans, which include non-accrual loans and accruing loans past due over 90 days totaled $8.3 million, or 0.22% of total loans, at September 30, 2005. This represents a significant decline from $20.6 million in non-performing loans and leases at June 30, 2005, and $22.6 million, or 0.65% of total loans, at December 31, 2004. Non-performing assets, which include non-performing loans and foreclosed real estate (“other real estate owned”), totaled $8.5 million, or 0.16% of total assets as of September 30, 2005, compared with $23.6 million, or 0.48% of total assets as of December 31, 2004.
Loans are classified as non-accrual when collection of principal or interest is doubtful—generally if they are past due as to maturity or payment of principal or interest by 90 days or more—unless such loans are well-secured and in the process of collection. Additionally, all loans that are “impaired” in accordance with SFAS No. 114, Accounting by Creditors for the Impairment of a Loan, are considered for non-accrual status. These loans will typically remain on non-accrual status until all principal and interest payments are brought current and the prospects for future payments in accordance with the loan agreement appear relatively certain. Foreclosed properties held as other real estate owned are recorded at the lower of the recorded investment in the loan or market value of the property less expected selling costs. Other real estate owned at September 30, 2005 totaled $213,000 and consisted of three small commercial properties.
The following table summarizes our non-performing assets as of September 30, 2005 and December 31, 2004:
Non-Performing Assets

(in thousands)	September 30,	December 31,
	2005	2004
Loans on nonaccrual status	$7,720	$21,836
Loans past due 90 days or more and accruing	537	737

Total nonperforming loans	8,257	22,573
Other real estate owned	213	979

Total nonperforming assets	$8,470	$23,552

Allowance for loan losses	$43,603	$44,229
Reserve for unfunded commitments	1,489	1,338

Allowance for credit losses	$45,092	$45,567

Asset quality ratios:
Non-performing assets to total assets	0.16%	0.48%
Non-performing loans to total loans	0.22%	0.65%
Allowance for loan losses to total loans	1.18%	1.28%
Allowance for credit losses to total loans	1.22%	1.31%
Allowance for credit losses to total non-performing loans	546%	202%
At September 30, 2005, approximately $3.2 million of loans were classified as restructured. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. Substantially all of the restructured loans as of September 30, 2005 were classified as impaired and $2.1 million were included as non-accrual loans in the table above.
We have not identified any other potential problem loans that were not classified as non-performing but for which known information about the borrower’s financial condition caused management to have concern about the ability of the borrowers to comply with the repayment terms of the loans. A decline in the economic conditions in our general market areas or other factors could adversely impact individual borrowers or the loan portfolio in general. Accordingly, there can be no assurance that loans will not become 90 days or more past due, become impaired or placed on non-accrual status, restructured or transferred to other real estate owned in the future.
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
The ALL totaled $43.6 million at September 30, 2005 which was comparable to $43.4 million at September 30, 2004. Based on the quality of the loan portfolio, there was no provision for loan loss during the third quarter of 2005.
Allowance for Loan Losses

(in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Balance, beginning of period	$44,510	$27,319	$44,229	$25,352
Provision for loan losses	—	1,479	2,400	3,654
Loans charged-off	(3,289)	(2,124)	(7,140)	(2,986)
Charge-off recoveries	2,382	659	4,114	1,313

Net charge-offs	(907)	(1,465)	(3,026)	(1,673)
Reclassification (1)	—	(1,216)	—	(1,216)
Change incident to merger	—	17,257	—	17,257

Total Allowance for loan losses	43,603	43,374	43,603	43,374
Reserve for unfunded commitments	1,489	1,216	1,489	1,216

Allowance for credit losses	$45,092	$44,590	$45,092	$44,590

As a percentage of average loans (annualized):
Net charge-offs	0.10%	0.18%	0.11%	0.09%
Provision for loan losses	0.00%	0.19%	0.09%	0.20%
During the third quarter of 2004, a portion of the ALL related to unfunded credit commitments, such as letters of credit and the available portion of credit lines, was reclassified from the ALL to other liabilities on the balance sheet. Prior to July 1, 2004, our ALL adequacy model did not allocate any specific component of the ALL to loss exposure for unfunded commitments.
The following table presents a summary of activity in the reserve for unfunded commitments (“RUC”):
Summary of Reserve for Unfunded Commitments Activity

	Three months ended		Nine months ended
(in thousands)	September 30,		September 30,
	2005	2004	2005	2004
Balance, beginning of period	$1,354	$—	$1,338	$—
Reclassification(1)	—	1,216	—	1,216
Net increase charged to other expenses	135	—	151	—

Balance, end of period	$1,489	$1,216	$1,489	$1,216

(1)	See Note 8 to condensed consolidated financial statements.
We believe that the ALL and RUC at September 30, 2005 are sufficient to absorb losses inherent in the loan portfolio and credit commitments outstanding as of that date, respectively, based on the best information available. This assessment, based in part on historical levels of net charge-offs, loan growth, and a detailed review of the quality of the loan portfolio, involves uncertainty and judgment; therefore, the adequacy of the ALL and RUC cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan losses or other expenses in future periods if the results of their review warrant such.
Mortgage Servicing Rights (“MSR”)
The following table presents the key elements of our MSR asset as of September 30, 2005 and December 31, 2004:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2005	2004	2005	2004
Balance, beginning of period	$9,268	$11,391	$11,154	$10,608
Additions for new mortgage servicing rights capitalized	990	634	2,468	2,065
Amortization of servicing rights	(574)	(566)	(1,543)	(2,680)
Impairment recovery / (charge)	1,045	(319)	(1,350)	1,147

Balance, end of period	$10,729	$11,140	$10,729	$11,140

Balance of loans serviced for others	1,015,597	1,093,460
MSR as a percentage of serviced loans	1.06%	1.02%
As of September 30, 2005, we serviced residential mortgage loans for others with an aggregate outstanding principal balance of approximately $1.0 billion for which servicing assets have been recorded. In accordance with generally accepted accounting principles, the servicing asset recorded at the time of sale is amortized over the term of, and in proportion to, net servicing revenues. For the three months ended September 30, 2005, total mortgage loan origination volume was $113.6 million, a decrease of $12.3 million, or 10%, as compared to the three months ended September 30, 2004. For the nine months ended September 30, 2005, total mortgage loan origination volume was $278.2 million, a decrease of $83.6 million, or 23%, as compared to the nine months ended September 30, 2004. This decrease is principally attributable to a lower level of refinance activity (due to higher market interest rates) and the termination of wholesale channel originations during the third quarter of 2004.
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
At September 30, 2005, we had a valuation reserve of $2.1 million based on the estimated fair value of the servicing portfolio. The valuation reserve is adjusted on a quarterly basis through adjustments to mortgage banking revenue.
Goodwill and Core Deposit Intangible Assets
At September 30, 2005, we had goodwill and core deposit intangibles of $396.8 million and $10.2 million, respectively, as compared to $396.4 million and $12.1 million, respectively, at December 31, 2004. We amortize core deposit intangible assets on an accelerated basis over an estimated ten-year life.
Substantially all of the goodwill is associated with our community banking operations. We evaluate goodwill for possible impairment on a quarterly basis. There were no impairments recorded for the three and nine months ended September 30, 2005 and 2004.
Deposits
Total deposits were $4.1 billion at September 30, 2005, an increase of $293.9 million, or 8%, from December 31, 2004. This growth is attributed to our unique delivery process, service quality focus, marketing and product design, and not as the result of paying rates in excess of market. Information on average deposit balances and average rates paid is included under the Net Interest Income section of this Report.
The following table presents the deposit balances by major category as of September 30, 2005 and December 31, 2004:
Deposits

(in thousands)	September 30, 2005		December 31, 2004
	Amount	%	Amount	%
Non-interest bearing	$1,071,940	26%	$891,731	23%
Interest bearing demand	1,631,039	40%	1,504,396	40%
Savings and money market	393,217	10%	452,684	12%
Time, less than $100,000	486,435	12%	462,951	12%
Time, $100,000 or greater	510,335	12%	487,345	13%

Total	$4,092,966	100%	$3,799,107	100%

Borrowings
At September 30, 2005, the Bank had outstanding term debt of $3.3 million. Advances from the Federal Home Loan Banks of San Francisco and Seattle (“FHLB”) amounted to $2.5 million of the total and are secured by investment securities and residential mortgage loans. The FHLB advances outstanding at September 30, 2005 had fixed interest rates ranging from 6.08% to 7.44%. Approximately $1 million, or 41%, mature prior to December 31, 2007. Management expects continued use of FHLB advances as a source of short and long-term funding.
Junior Subordinated Debentures
We had junior subordinated debentures with carrying values of $165.8 million and $166.3 million, respectively, at September 30, 2005 and December 31, 2004, respectively.
At September 30, 2005, approximately $121.1 million, or 73% of the total issued amount, had interest rates that are adjustable on a quarterly basis based on a spread over LIBOR. Increases in short-term market interest rates during the three and nine months ended September 30, 2005 have resulted in increased interest expense for junior subordinated debentures. Although any additional increases in short-term market interest rates will increase the interest expense for junior subordinated debentures, we believe that other attributes of our balance sheet will serve to mitigate the impact to net interest income on a consolidated basis.
As of September 30, 2005, $156.9 million (representing the entire issued amount) of junior subordinated debentures qualified as Tier 1 capital under regulatory capital purposes. Additional information regarding the terms of the junior subordinated debentures, including maturity/call dates and interest rates, is included in Note 9 of the Notes to Condensed Consolidated Financial Statements.
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
The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to meet its ongoing cash obligations, which consist principally of debt service on the $156.9 million (issued amount) of outstanding junior subordinated debentures. As of September 30, 2005, the Company did not have any borrowing arrangements.
As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $64.6 million during the nine months ended September 30, 2005. Net cash of $269.4 million used in investing activities consisted principally of $231.4 million of net loan growth, purchases of $168.6 million of investment securities available for sale and $9.5 million of premises and equipment, offset by sales and maturities of investment securities available for sale of $138.6 million. The $258.8 million of cash provided in financing activities primarily consisted of $294.3 million of net deposit growth, $56.0 million of Fed funds purchased, offset by $85.1 million of financing outflows related to repayment of term loans.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses that may require payment of a fee by the customer. Since many of the commitments will expire without being drawn upon, the total commitment amounts do not necessarily reflect future cash requirements. The following table presents a summary of the Bank’s commitments and contingent liabilities as of September 30, 2005:
Contractual Amounts

(in thousands)	September 30,
2005
Commitments to extend credit	$1,005,630
Commitments to extend overdrafts	$90,203
Commitments to originate residential loans	$97,974
Forward sales commitments	$21,000
Standby letters of credit	$24,456

Capital Resources
Shareholders’ equity at September 30, 2005 was $726.8 million, an increase of $39.2 million, or 8%, from December 31, 2004. The increase in shareholders’ equity during the nine months ended September 30, 2005 was principally due to the retention of $42.0 million, or approximately 83%, of net income for the nine month period.
The following table shows Umpqua Holdings’ consolidated capital adequacy ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a “well-capitalized” institution at September 30, 2005 and December 31, 2004:

			For Capital		To be Well
(in thousands)	Actual		Adequacy purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2005:
Total Capital
(to Risk Weighted Assets)	$520,816	11.85%	$351,903	8.00%	$439,878	10.00%
Tier I Capital
(to Risk Weighted Assets)	$475,724	10.82%	$176,031	4.00%	$264,047	6.00%
Tier I Capital
(to Average Assets)	$475,724	10.12%	$187,662	4.00%	$234,578	5.00%

As of December 31, 2004:
Total Capital
(to Risk Weighted Assets)	$475,480	11.58%	$328,484	8.00%	$410,605	10.00%
Tier I Capital
(to Risk Weighted Assets)	$431,251	10.50%	$164,286	4.00%	$246,429	6.00%
Tier I Capital
(to Average Assets)	$431,251	9.55%	$180,629	4.00%	$225,786	5.00%
The following table presents cash dividends declared and dividend payout ratios (dividends declared per share divided by basic earnings per share) for the three and nine months ended September 30, 2005 and 2004:
Cash Dividends and Payout Ratios

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Dividend declared per share	$0.08	$0.06	$0.20	$0.16
Dividend payout ratio	18%	19%	17%	17%
Our board of directors has approved a stock repurchase plan for up to 2.5 million shares of common stock. As of September 30, 2005, a total of 2.1 million shares remain available for repurchase under this authorization, which expires on June 30, 2007. In addition, our stock option plans provide for option holders to pay for the exercise price in part or whole by tendering previously held shares. Shares repurchased in open market transactions during the three and nine months ended September 30, 2005 totaled 83,981. We expect to continue to repurchase additional shares in the future. The timing and amount of such repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings and our capital plan.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in the quantitative and qualitative disclosures about market risk as of September 30, 2005 from those presented in our Annual Report on Form 10-K for the year ended December 31, 2004.
Item 4. Controls and Procedures
Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings. The disclosure controls and procedures were last evaluated by management as of September 30, 2005.
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
(b) Not Applicable
(c) The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2005:

			Total Number of	Maximum Number
			Shares	of Remaining
			Purchased as	Shares that May
	Total number of		Part of Publicly	be Purchased at
	Shares	Average Price	Announced Plan	Period End under
Period	Purchased (1)	Paid per Share	(2)	the Plan
7/1/05 - 7/31/05	742	$24.90	—	2,087,566
8/1/05 - 8/31/05	29,150	$23.65	29,150	2,058,416
9/1/05 - 9/30/05	1,668	$24.20	624	2,057,792

Total for quarter	31,560	$23.71	29,774

(1)	Shares repurchased by the Company during the quarter include: (a) shares repurchased pursuant to the Company’s publicly announced corporate stock repurchase plan described in (2) below, and (b) cancellation of restricted stock to pay withholding taxes totaling 742 shares, 0 shares and 1,044 shares for July 2005, August 2005 and September 2005, respectively. No shares were tendered in connection with option exercises during the three months ended September 30, 2005.

(2)	The repurchase plan, which was approved by the Board and announced in August 2003, originally authorized the repurchase of up to 1.0 million shares. The authorization was amended to increase the repurchase limit initially to 1.5 million shares. On June 8, 2005, the Company announced an expansion of the repurchase plan by increasing the repurchase limit to 2.5 million shares and extending the plan to expire on June 30, 2007.
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

UMPQUA HOLDINGS CORPORATION
(Registrant)

Dated November 7, 2005	/s/ Raymond P. Davis
Raymond P. Davis
President and Chief Executive Officer

Dated November 7, 2005	/s/ Daniel A. Sullivan
Daniel A. Sullivan
Executive Vice President and Chief Financial Officer

Dated November 7, 2005	/s/ Ronald L. Farnsworth, Jr.
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