Form 10-K
period 2005-12-31
UMPQUA HOLDINGS CORP
filed 2006-03-14
CIK 1077771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2005
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
(503) 727-4100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

NONE

Securities registered pursuant to Section 12(g) of the Act:	Common Stock
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ x ]      No [    ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [    ]      No [ x ]
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [ x ]      No [    ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. Check one:
Large Accelerated filer [ x ]        Accelerated filer [    ]        Non-accelerated filer [    ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [    ]      No [ x ]
Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practical date:
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2005, based on the closing price on that date of $23.54 per share, was $961,028,857. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded because those persons may be deemed affiliates. The number of shares of the Registrant’s common stock (no par value) outstanding as of June 30, 2005 and February 28, 2006 were 44,453,407 and 44,702,580, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2006 Annual Meeting of Shareholders of Umpqua Holdings Corporation are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

Umpqua Holdings Corporation
FORM 10-K CROSS REFERENCE INDEX

Umpqua Holdings Corporation
PART I

ITEM 1.	BUSINESS.
This Annual Report on Form 10-K contains forward-looking statements, which statements are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. These statements may include statements that expressly or implicitly predict future results, performance or events. All statements other than statements of historical fact are forward-looking statements. You can find many of these statements by looking for words such as “anticipates,” “expects,” believes,” “estimates” and “intends” and words or phrases of similar meaning. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the control of Umpqua. Risks and uncertainties include the following:

•	The ability to attract new deposits and loans

•	Competitive market pricing factors

•	Deterioration in economic conditions that could result in increased loan losses

•	Market interest rate volatility

•	Changes in legal or regulatory requirements

•	The ability to recruit and retain certain key management and staff

•	Risks associated with merger integration
There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. For a more detailed discussion of some of the risk factors, see the section entitled“Risk Factors“below. We do not intend to update these forward-looking statements. You should consider any forward looking statements in light of this explanation, and we caution you about relying on forward-looking statements.
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
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may obtain these reports, and any amendments, from the SEC’s website at www.sec.gov. You may obtain copies of these reports, and any amendments, through our website at www.umpquaholdingscorp.com. These reports are available through our website as soon as reasonably practicable after they are filed electronically with the SEC. All of our SEC filings since November 14, 2002 are made available on our website within two days of filing with the SEC.
General Background
Through a succession of three mergers in 2000 and 2001, we expanded the Company’s footprint in southern Oregon, the Oregon coast and north along the I-5 corridor in the Willamette Valley. During 2002, we completed the acquisition of Centennial Bancorp, which at the time of acquisition had total assets of approximately $840 million and 22 branches located principally in the Portland metropolitan and Willamette Valley areas of Oregon along the I-5 corridor. During the third quarter of 2004, we completed the acquisition of Humboldt Bancorp, which at the time of acquisition had total assets of approximately $1.5 billion and 27 branches located throughout Northern California. On February 8, 2006, we announced the signing of a definitive agreement to acquire Western Sierra Bancorp and its principal operating subsidiaries, Western Sierra Bank, Central California Bank, Lake Community Bank and Auburn Community Bank. At the time of the announcement, Western Sierra Bancorp had total assets of approximately $1.3 billion and 31 branches located throughout Northern California. This transaction is expected to close in the second quarter of 2006.
Our headquarters is located in Portland, Oregon, and we engage primarily in the business of commercial and retail banking and the delivery of retail brokerage services. The Bank provides a wide range of banking, mortgage banking and other financial services to corporate, institutional and individual customers. Along with our subsidiaries, we are subject to the

Umpqua Holdings Corporation
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
Strand is a registered broker-dealer and investment advisor with offices in Portland, Eugene, and Medford, Oregon, and offers a full range of investment products and services including: stocks, fixed income securities (municipal, corporate, and government bonds, CDs, money market instruments), mutual funds, annuities, options, retirement planning, money management services, life insurance, disability insurance and medical supplement policies.
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
Capitalize On Innovative Product Delivery System. Our philosophy has been to develop an environment for the customer that makes the banking experience enjoyable. With this approach in mind, we have developed a unique store concept that offers “one-stop” shopping and that includes distinct physical areas or boutiques, such as a “serious about service center,” an “investment opportunity center” and a “computer café,” which make the Bank’s products and services more tangible and accessible. We expect to continue remodeling existing and acquired stores in metropolitan locations to further our retail vision.
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
Establish Strong Brand Awareness. As a financial services retailer, we devote considerable resources to developing the “Umpqua Bank” brand. This campaign has included the redesign of the corporate logo to emphasize our geographical origin, and promotion of the brand in advertising and merchandise bearing the Bank’s logo, such as mugs, tee-shirts, hats, umbrellas and bags of custom roasted coffee beans. The unique “look and feel” of our stores and our innovative product displays help position us as an innovative, customer friendly retailer of financial products and services. We build consumer preference for our products and services through strong brand awareness. During 2005, we secured naming rights to the office tower in Portland, Oregon in which our administrative offices and main branch are now located. This downtown building now displays prominent illuminated signage with the Bank’s name and logo.
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

Marketing and Sales
Our goal of increasing our share of financial services in our market areas is driven by a marketing and sales plan with the following key components:
Media Advertising. Over the past five years, we have introduced several comprehensive media advertising campaigns. These campaigns augment our goal of strengthening the “Umpqua Bank” brand image and heightening public awareness of our innovative product delivery system. Campaign slogans such as “Why Not?,” “The Banking Revolution,” “Expect the Unexpected,” and “Different for a Reason” were designed to showcase our innovative style of banking and our commitment to providing quality customer service. Our current “Be a Localist” campaign highlights our commitment to the communities we serve. Our marketing campaigns utilize various forms of media, including television, radio, print, billboards and direct mail flyers and letters.
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
To bring financial services to our customers in a cost-effective way, we are creating “neighborhood stores.” We build these facilities near high volume traffic areas, close to neighborhood shopping centers. These stand-alone stores are, on average, approximately 1,100 to 3,000 square feet in size and include many of the features of the retail store described above. To strengthen brand recognition, all neighborhood stores will be nearly identical in appearance.
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
Products and Services
We offer a full array of financial products to meet the banking needs of our market area and targeted customers. To ensure the ongoing viability of our product offerings, we regularly examine the desirability and profitability of existing and potential new products. To make it easy for new prospective customers to bank with us and access our products, we offer a “Switch Kit,” which allows a customer to open a primary checking account with Umpqua Bank in less than ten minutes. Other avenues through which customers can access our products include our web site, internet banking through the “ibank@Umpqua” program, and our 24-hour telephone voice response system.
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
Retail Brokerage Services. Strand provides a full range of brokerage services including equity and fixed income products, mutual funds, annuities, options, retirement planning and money management services. Additionally, Strand offers life insurance, disability insurance and medical supplement policies. At December 31, 2005, Strand had 42 Series 7-licensed

Umpqua Holdings Corporation
representatives serving clients at 4 stand-alone retail brokerage offices and “Investment Opportunity Centers” located in nine Bank stores.
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
Commercial and Commercial Real Estate Loans. We offer specialized loans for business and commercial customers, including accounts receivable and inventory financing, equipment loans, real estate construction loans and permanent financing and SBA program financing. Additionally, we offer specially designed loan products for small businesses through our Small Business Lending Center. Commercial real estate lending is the primary focus of our lending activities and a significant portion of our loan portfolio consists of commercial real estate loans. We provide funding for income-producing real estate, though a substantial share of our commercial real estate loans are for owner-occupied projects of commercial loan customers and for borrowers we have financed for many years.
Residential Real Estate Loans. Real estate loans are available for construction, purchase and refinancing of residential owner-occupied and rental properties. Borrowers can choose from a variety of fixed and adjustable rate options and terms. We sell most residential real estate loans that we originate into the secondary market.
Consumer Loans. We also provide loans to individual borrowers for a variety of purposes, including secured and unsecured personal loans, home equity and personal lines of credit and motor vehicle loans.
Market Area and Competition
The geographic markets we serve are highly competitive for deposits, loans and retail brokerage services. We compete with traditional banking and thrift institutions, as well as non-bank financial service providers, such as credit unions, brokerage firms and mortgage companies. In our primary market areas of Oregon and Northern California, major banks and large regional banks generally hold dominant market share positions. By virtue of their larger capital bases, major banks and super-regional banks have significantly larger lending limits than we do and generally have more expansive branch networks. Competition also includes other commercial banks that are community-focused, some of which were recently formed as “de novo” institutions seeking to capitalize on any perceived marketplace void resulting from merger and acquisition consolidation. In some cases, the directors and key officers of de novo banks were previously associated with the Bank or banks previously acquired by Umpqua.
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
Many of our stores are located in markets that have experienced growth below statewide averages and the economy of Oregon is particularly sensitive to changes in the demand for forest and high technology products. Over the past few years, Oregon suffered from one of the highest unemployment rates in the nation as a lingering result of the recent slowdown in those business segments. With the completion of the Humboldt acquisition, the Bank’s market was expanded to include most of Northern California exclusive of the Bay Area. Like Oregon, some California stores are located in communities with growth rates that lag behind the state average. During the past several years, the State of California has experienced some financial difficulties. Despite these fiscal problems, many of the Northern California communities served by the Bank, particularly those located in the Sacramento Valley region, have continued to experience solid economic growth and significant appreciation of real estate values. To the extent California’s fiscal condition does not improve, there could be an adverse effect on business conditions in the state that would negatively impact the prospects for the Bank’s operations located there.
The following table presents the Bank’s market share percentage and rank for total deposits in each county where we have operations. The table also indicates the ranking by deposit size in each market. All information in the table was obtained from SNL Financial of Charlottesville, Virginia, which compiles deposit data published by the FDIC as of June 30, 2005 and updates the information for any bank mergers completed subsequent to the reporting date.

Oregon

	Market	Market	Number
County	Share	Rank	of Stores

Benton	8.0%	6	1
Clackamas	2.2%	10	4
Coos	32.0%	1	5
Curry	16.1%	3	1
Deschutes	2.3%	9	1
Douglas	45.4%	1	9
Jackson	12.2%	3	8
Josephine	15.6%	2	5
Lane	18.8%	1	9
Lincoln	10.8%	4	2
Linn	12.3%	4	3
Marion	3.4%	8	3
Multnomah	1.7%	6	8
Washington	4.3%	7	3

California

	Market	Market	Number
County	Share	Rank	of Stores

Butte	2.3%	9	2
Colusa	23.2%	3	2
Glenn	20.0%	3	2
Humboldt	26.4%	1	7
Mendocino	2.4%	7	1
Napa	0.5%	17	1
Placer	3.9%	7	3
Shasta	1.9%	10	1
Sutter	14.6%	4	2
Tehama	18.5%	3	2
Trinity	25.4%	2	1
Yolo	1.5%	11	1
Yuba	21.7%	3	2

Washington

	Market	Market	Number
County	Share	Rank	of Stores

Clark	2.1%	9	2
King	0.0%	46	1

Umpqua Holdings Corporation
Lending and Credit Functions
The Bank makes both secured and unsecured loans to individuals and businesses. At December 31, 2005, real estate construction/development, real estate mortgage, commercial/industrial and consumer/other loans represented approximately 16%, 63%, 19% and 2% respectively, of the total loan portfolio.
Inter-agency guidelines adopted by federal bank regulators mandate that financial institutions establish real estate lending policies with maximum allowable real estate loan-to-value limits, subject to an allowable amount of non-conforming loans as a percentage of capital. We have adopted as loan policy loan-to-value limits that range from 5% to 10% less than the federal guidelines for each category; however, policy exceptions are permitted for real estate loan customers with strong financial credentials.
Allowance for Loan Losses (ALL) Methodology
The Bank performs regular credit reviews of the loan portfolio to determine the credit quality of the portfolio and the adherence to underwriting standards. When loans are originated, they are assigned a risk rating that is assessed periodically during the term of the loan through the credit review process. The risk ratings are a primary factor in determining an appropriate amount for the allowance for loan losses. During 2004, the Bank formed a management ALL Committee, which is responsible for, among other things, regular review of the ALL methodology, including loss factors, and ensuring that it is designed and applied in accordance with generally accepted accounting principles. The ALL Committee reviews loans that have been placed on non-accrual status and approves placing loans on impaired status. The ALL Committee also approves removing loans that are impaired from impairment and non-accrual status. The Bank’s Audit and Compliance Committee provides board oversight of the ALL process and reviews and approves the ALL methodology on a quarterly basis.
Each risk rating is assessed an inherent credit loss factor that determines the amount of the allowance for loan losses provided for that group of loans with similar risk rating. Credit loss factors may vary by region based on management’s belief that there may ultimately be different credit loss rates experienced in each region.
The regular credit reviews of the portfolio also identify loans that are considered potentially impaired. Potentially impaired loans are referred to the ALL Committee which reviews and approves designating loans as impaired. A loan is considered impaired when based on current information and events, we determine that we will probably not be able to collect all amounts due according to the loan contract, including scheduled interest payments.
When we identify a loan as impaired, we measure the impairment using discounted cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of the collateral, less selling costs, instead of discounted cash flows.
If we determine that the value of the impaired loan is less than the recorded investment in the loan, we recognize this impairment reserve as a specific component to be provided for in the allowance for loan losses.
The combination of the risk rating based allowance component and the impairment reserve allowance component lead to an allocated allowance for loan losses. The Bank also maintains an unallocated allowance amount to provide for other credit losses inherent in a loan portfolio that may not have been contemplated in the credit loss factors.
This unallocated amount generally comprises less than 5% of the allowance. The unallocated amount is reviewed periodically based on trends in credit losses, the results of credit reviews and overall economic trends.
Management believes that the ALL was adequate as of December 31, 2005. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALL and could possibly result in additional charges to the provision for loan losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan losses in future periods if the results of their review warrant.
Employees
As of December 31, 2005, we had a total of 1,396 full-time equivalent employees. None of the employees are subject to a collective bargaining agreement and management believes its relations with employees to be good. Umpqua Bank was named #9 on Oregon Business magazine’s 2006 large companies list of “The 100 Best Companies to Work for in Oregon”. Information regarding employment agreements with our executive officers is contained in Item 11 below.
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
The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of financial institutions within its jurisdiction, the FDIC evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or new facility. A less than “Satisfactory” rating would result in the suspension of any growth of the Bank through acquisitions or opening de novo branches until the rating is improved. As of the most recent CRA examination in August 2005, the Bank’s CRA rating was “Satisfactory.”
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

Umpqua Holdings Corporation
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
The amount of FDIC assessments paid by each member institution is based on its relative risk of default as measured by regulatory capital levels, regulatory examination ratings and other factors. The current assessment rates range from $0.00 to $0.27 per $100 of deposits annually. At December 31, 2005, the Bank’s assessment rate was $0.00. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis in order to manage the BIF and SAIF to prescribed statutory target levels. An increase in the assessment rate could have a material adverse effect on our earnings, depending upon the amount of the increase.
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
FDICIA requires federal banking regulators to take “prompt corrective action” with respect to a capital-deficient institution, including requiring a capital restoration plan and restricting certain growth activities of the institution. Umpqua could be required to guarantee any such capital restoration plan required of the Bank if the Bank became undercapitalized. Pursuant to FDICIA, regulations were adopted defining five capital levels: well capitalized, adequately capitalized, undercapitalized, severely undercapitalized and critically undercapitalized. Under the regulations, the Bank is considered “well capitalized” as of December 31, 2005.
Effects of Government Monetary Policy. Our earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve implements national monetary policy for such purposes as curbing inflation and combating recession, through its open market operations in U.S. Government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits. These activities influence growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on us cannot be predicted with certainty.
Broker-Dealer and Related Regulatory Supervision. Strand is a member of the National Association of Securities Dealers and is subject to its regulatory supervision. Areas subject to this regulatory review include compliance with trading rules, financial reporting, investment suitability for clients, and compliance with stock exchange rules and regulations.
Regulatory Structure of the Financial Services Industry. Federal laws and regulations governing banking and financial services underwent significant changes in recent years and are subject to significant changes in the future. From time to time, legislation is introduced in the United States Congress that contains proposals for altering the structure, regulation, and competitive relationships of the nation’s financial institutions. If enacted into law, these proposals could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, and other financial institutions. Whether or in what form any such legislation may be adopted or the extent to which our business might be affected thereby cannot be predicted.
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

Umpqua Holdings Corporation
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
The USA Patriot Act also increases governmental powers to investigate terrorism, including expanded government access to account records. The Department of the Treasury is empowered to administer and make rules to implement the Act. While the Act, to some degree, affects our record-keeping and reporting expenses, we do not believe that the Act has a material adverse effect on our business and operations. Should the Bank’s AML compliance program be deemed insufficient by federal regulators, we would not be able to grow through acquiring other institutions or opening de novo branches.
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
The Sarbanes-Oxley Act provides for, among other things:

•	prohibition on personal loans by Umpqua to its directors and executive officers except loans made by the Bank in accordance with federal banking regulations;

•	independence requirements for Board audit committee members and our auditors;

•	certification of Exchange Act reports by the chief executive officer, chief financial officer and principal accounting officer;

•	disclosure of off-balance sheet transactions;

•	expedited reporting of stock transactions by insiders; and

•	increased criminal penalties for violations of securities laws.
The Sarbanes-Oxley Act also requires:

•	management to establish, maintain and evaluate disclosure controls and procedures;

•	report on its annual assessment of the effectiveness of internal controls over financial reporting;

•	our external auditor to attest to management’s assessment of internal controls.
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
ITEM 1A.    RISK FACTORS.
The following summarizes certain risks that management believes are specific to our business. This should not be viewed as including all risks.
Merger with Western Sierra Bancorp creates integration risk.
On February 8, 2006, Umpqua announced the signing of a definitive agreement to acquire Western Sierra Bancorp and its principal operating subsidiaries, Western Sierra Bank, Central California Bank, Lake Community Bank and Auburn Community Bank. The merger is expected to generate cost savings and expense reductions through the consolidation of facilities, increased purchasing efficiencies, and elimination of duplicative technology, operations, outside services and redundant staff. The combined company may fail to realize some or all of the anticipated cost savings and other benefits of the transaction.
We are pursuing an aggressive growth strategy that is expected to include mergers and acquisitions, which could create integration risks.
Umpqua is a dynamic organization that is among the fastest-growing community financial services organizations in the United States. Since 2000, we have completed the acquisition and integration of five other financial institutions. There is no assurance that future acquisitions will be successfully integrated. We have announced our intent to open new stores in Oregon, Washington and California, and to continue our growth strategy. If we pursue our growth strategy too aggressively, or if factors beyond management’s control divert attention away from our integration plans, we might not be able to realize some or all of the anticipated benefits. Moreover, we are dependent on the efforts of key personnel to achieve the synergies associated with our acquisitions. The loss of one or more of our key persons could have a material adverse effect upon our ability to achieve the anticipated benefits.
Store construction may not be completed smoothly or within budget, which could result in reduced earnings.
The Bank has, over the past several years, been transformed from a traditional community bank into a community-oriented financial services retailer. We have announced plans to build new stores in Oregon, Washington and California as part of our de novo branching strategy. We also continue to remodel acquired bank branches to resemble retail stores that include distinct physical areas or boutiques such as a “serious about service center,” an “investment opportunity center” and a “computer cafe.” Store construction involves significant expense and risks associated with locating store sites and delays in obtaining permits and completing construction. Remodeling involves significant expense, disrupts banking activities during the remodeling period, and presents a new look and feel to the banking services and products being offered. There are risks that construction or remodeling costs will exceed forecasted budgets and that there may be delays in completing the projects, which could cause disruption in those markets.
Involvement in non-bank business creates risks associated with securities industry.
Strand’s retail brokerage operations present special risks not borne by community banks. For example, the brokerage industry is subject to fluctuations in the stock market that may have a significant adverse impact on transaction fees, customer activity and investment portfolio gains and losses. Likewise, additional or modified regulations may adversely affect Strand’s operations. The departure of established brokers often results in the loss of customer accounts. A significant decline in fees and commissions or trading losses suffered in the investment portfolio could adversely affect Strand’s income and potentially require the contribution of additional capital to support its operations. Strand is subject to claim arbitration risk arising from customers who claim their investments were not suitable or that their portfolios were too actively traded. These risks increase when the market, as a whole, declines. The risks associated with retail brokerage may not be supported by the income generated by those operations. See Management’s Discussion and Analysis of Financial Condition and Results of Operations— “Non-interest Income” in Item 7 of this report.
The majority of our assets are loans, which if not paid would result in losses to the Bank in excess of loss allowances.
The Bank, like other lenders, is subject to credit risk, which is the risk of losing principal or interest due to borrowers’ failure to repay loans in accordance with their terms. Underwriters and documentation controls do not always work properly. A downturn in the economy or the real estate market in our market areas or a rapid increase in interest rates could have a negative effect on collateral values and borrowers’ ability to repay. To the extent loans are not paid timely by borrowers, the loans are placed on non-accrual status, thereby reducing interest income. To the extent loan charge-offs exceed expectations, additional amounts may be charged to the provision for loan losses, which reduces income.
No assurance can be given that an additional provision for loan losses or unfunded commitments will not be required. See Management’s Discussion and Analysis of Financial Condition and Results of Operations— “Allowance for Loan Losses and Reserve for Unfunded Commitments”, “Provision for Loan Losses” and “Asset Quality and Non-Performing Assets” in Item 7 of this report.
A rapid change in interest rates could make it difficult to maintain our current interest income spread and could result in reduced earnings.
Our earnings are largely derived from net interest income, which is interest income and fees earned on loans and investments, less interest paid on deposits and other borrowings. Interest rates are highly sensitive to many factors that are beyond the control of our management, including general economic conditions and the policies of various governmental and regulatory

Umpqua Holdings Corporation
authorities. As interest rates change, net interest income is affected. With fixed rate assets (such as fixed rate loans and most investment securities) and liabilities (such as certificates of deposit), the effect on net interest income depends on the cash flows associated with the maturity of the asset or liability. Asset/ Liability Management policies may not be successfully implemented and from time to time our risk position is not balanced. An unanticipated rapid decrease or increase in interest rates could have an adverse effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore on the level of net interest income. For instance, any rapid increase in interest rates in the future could result in interest expense increasing faster than interest income because of fixed rate loans and longer-term investments. Further, substantially higher interest rates generally reduce loan demand and may result in slower loan growth than previously experienced. See Quantitative and Qualitative Disclosures about Market Risk in Item 7A of this report.
The volatility of our mortgage banking business can adversely affect earnings if our mitigating strategies are not successful.
Changes in interest rates greatly affect the mortgage banking business. One of the principal risks in this area is prepayment of mortgages and their effect on the value of mortgage servicing rights (“MSR”). Hedging strategies to mitigate risk depend on management decisions. If these decisions and strategies are not successful, our net income could be adversely affected. See Management’s Discussion and Analysis of Financial Condition and Results of Operations— “Mortgage Servicing Rights” in Item 7 of this report.
Our banking and brokerage operations are subject to extensive government regulation that is expected to become more burdensome, increase our costs and/or make us less competitive compared to financial services firms that are not subject to the same regulation.
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
Our business is highly reliant on technology and our ability to manage the operational risks associated with technology.
We depend on internal and outsourced technology to support all aspects of our business operations. Interruption or failure of these systems creates a risk of business loss such as civil fines or damage claims from privacy breaches, and adverse customer experience. Risk management programs are expensive to maintain and will not protect the company from all risks associated with maintaining the security of customer information, proprietary data, external and internal intrusions, disaster recovery and failures in the controls used by vendors.
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.    PROPERTIES.
The executive offices of Umpqua are located at One SW Columbia Street in Portland, Oregon in office space that is leased. The main office of Strand is located at 200 SW Market Street in Portland, Oregon in office space that is leased. The Bank owns its main office located in Roseburg, Oregon. At December 31, 2005, the Bank conducted business at 96 locations in Northern California, Oregon and Washington along the I-5 corridor; in Bend, Oregon; along the Northern California and Oregon Coasts; and in Bellevue, Washington, of which 55 are owned and 41 are leased under various agreements. As of December 31,

2005, the Bank also operated 12 facilities for the purpose of administrative functions, such as data processing, of which 3 are owned and 9 are leased. All facilities are in a good state of repair and appropriately designed for use as banking or administrative office facilities. As of December 31, 2005, Strand leased four stand-alone offices from unrelated third parties and also leased space in nine Bank stores under lease agreements that are based on market rates.
Additional information with respect to owned premises and lease commitments is included in Notes 7 and 14, respectively, of the Notes to Consolidated Financial Statements in Item 8 below.
ITEM 3.    LEGAL PROCEEDINGS.
Because of the nature of our business, we are involved in legal proceedings in the regular course of business. At this time, we do not believe that there is pending litigation the unfavorable outcome of which would result in a material adverse change to our financial condition, results of operations or cash flows.
ITEM 4.    SUBMISSIONS OF MATTERS TO A VOTE OF SECURITIES HOLDERS.
No matters were submitted to the shareholders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2005.

Umpqua Holdings Corporation
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
(a) Our Common Stock is traded on the NASDAQ National Market under the symbol “UMPQ.” As of December 31, 2005, there were 100,000,000 common shares authorized for issuance. The following table presents the high and low sales prices of our common stock for each period, based on inter-dealer prices that do not include retail mark-ups, mark-downs or commissions:

			Cash Dividend
Quarter Ended	High	Low	Per Share

December 31, 2005	$29.25	$22.58	$0.12
September 30, 2005	$25.30	$23.10	$0.08
June 30, 2005	$24.23	$19.63	$0.06
March 31, 2005	$25.41	$22.99	$0.06
December 31, 2004	$26.39	$22.37	$0.06
September 30, 2004	$23.74	$20.73	$0.06
June 30, 2004	$21.09	$18.13	$0.06
March 31, 2004	$21.50	$19.23	$0.04
As of February 28, 2006, our common stock was held of record by approximately 3,472 shareholders, a number that does not include beneficial owners who hold shares in “street name”, or shareholders from previously acquired companies that have not exchanged their stock. At December 31, 2005, a total of 1,845,690 stock options and 47,020 restricted shares were outstanding. Additional information about stock options and restricted shares is included in Note 20 of the Notes to Consolidated Financial Statements in Item 8 below and in Item 12 below.
The payment of future cash dividends is at the discretion of our Board and subject to a number of factors, including results of operations, general business conditions, growth, financial condition and other factors deemed relevant by the Board of Directors. Further, our ability to pay future cash dividends is subject to certain regulatory requirements and restrictions discussed in the Supervision and Regulation section in Item 1 above. During the fourth quarter of 2005, Umpqua’s board of directors approved increasing the quarterly cash dividend rate to $0.12 from $0.08 per share in the third quarter of 2005 and $0.06 per share in the second quarter of 2005. This increase was made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels and expected asset growth. We expect that the dividend rate will be reassessed on a quarterly basis by the board of directors in accordance with the dividend policy.
We have a dividend reinvestment plan that permits shareholder participants to purchase shares at the then-current market price in lieu of the receipt of cash dividends. Shares issued in connection with the dividend reinvestment plan are purchased in open market transactions.
(b) Not applicable.
(c) Our share repurchase plan, which was approved by the Board and announced in August 2003, originally authorized the repurchase of up to 1.0 million shares. The authorization was amended to increase the repurchase limit initially to 1.5 million shares. On June 8, 2005, the Company announced an expansion of the repurchase plan by increasing the repurchase limit to 2.5 million shares and extending the plan to expire on June 30, 2007. No shares were repurchased during the three months ended December 31, 2005. As of December 31, 2005, 2.1 million shares were available for repurchase under the plan.
We also have certain stock option and restricted stock plans which provide for the payment of the option exercise price or withholding taxes by tendering previously owned or recently vested shares. No shares were tendered in connection with option exercises during the three months ended December 31, 2005. Restricted shares cancelled to pay withholding taxes totaled 204 shares during the three months ended December 31, 2005.

ITEM 6.    SELECTED FINANCIAL DATA.
Umpqua Holdings Corporation
Annual Financial Trends

(in thousands, except per share data)		2004	2003	2002	2001
	2005

Interest income	$282,276	$198,058	$142,132	$100,325	$88,038
Interest expense	72,994	40,371	28,860	23,797	32,409

Net interest income	209,282	157,687	113,272	76,528	55,629
Provision for loan losses	2,468	7,321	4,550	3,888	3,190
Non-interest income	47,782	41,373	38,001	27,657	22,716
Non-interest expense	146,794	119,582	93,187	63,962	54,271
Merger-related expense	262	5,597	2,082	2,752	6,610

Income before income taxes and discontinued operations	107,540	66,560	51,454	33,583	14,274
Provision for income taxes	37,805	23,270	17,970	12,032	6,138

Income from continuing operations	69,735	43,290	33,484	21,551	8,136
Income from discontinued operations, net of tax	—	3,876	635	417	414

Net income	$69,735	$47,166	$34,119	$21,968	$8,550

YEAR END
Assets	$5,360,639	$4,873,035	$2,963,815	$2,555,964	$1,428,711
Earning assets	4,622,071	4,201,709	2,589,607	2,210,834	1,281,227
Loans	3,921,631	3,467,904	2,003,587	1,778,315	1,016,142
Deposits	4,286,266	3,799,107	2,378,192	2,103,790	1,204,893
Shareholders’ equity	738,261	687,613	318,969	288,159	135,301
Shares outstanding	44,556	44,211	28,412	27,981	19,953
AVERAGE
Assets	$5,053,417	$3,919,985	$2,710,388	$1,614,775	$1,223,718
Earning assets	4,353,696	3,392,475	2,359,142	1,449,250	1,111,941
Loans	3,628,548	2,706,346	1,915,170	1,157,423	838,348
Deposits	4,002,153	3,090,497	2,212,082	1,364,424	1,043,564
Shareholders’ equity	711,765	490,724	303,569	161,774	118,411
Basic shares outstanding	44,438	35,804	28,294	21,054	18,782
Diluted shares outstanding	45,011	36,345	28,666	21,306	19,006
PER SHARE DATA
Basic earnings	$1.57	$1.32	$1.21	$1.04	$0.46
Diluted earnings	1.55	1.30	1.19	1.03	0.45
Basic earnings—continuing operations	1.57	1.21	1.18	1.02	0.43
Diluted earnings—continuing operations	1.55	1.19	1.17	1.01	0.43
Book value	16.57	15.55	11.23	10.30	6.78
Tangible book value(1)	7.40	6.31	5.61	4.55	5.49
Cash dividends declared	0.32	0.22	0.16	0.16	0.22
PERFORMANCE RATIOS
Return on average assets	1.38%	1.20%	1.26%	1.36%	0.70%
Return on average shareholders’ equity	9.80%	9.61%	11.24%	13.58%	7.22%
Efficiency ratio(2)	56.93%	60.58%	62.05%	62.73%	75.74%
Efficiency ratio—Bank*	52.47%	53.51%	55.49%	55.58%	58.23%
Average equity to average assets	14.08%	12.52%	11.20%	10.02%	9.68%
Leverage ratio(3)	10.09%	9.55%	8.73%	8.38%	8.83%
Net interest margin (fully tax equivalent)(4)	4.84%	4.68%	4.85%	5.38%	5.12%
Non-interest revenue to total revenue	18.59%	20.78%	25.12%	26.55%	28.99%
Dividend payout ratio	20.38%	16.67%	13.22%	15.38%	47.83%

Umpqua Holdings Corporation

(in thousands, except per share data)	2005	2004	2003	2002	2001

ASSET QUALITY
Non-performing assets	$7,563	$23,552	$13,954	$20,604	$4,427
Allowance for loan losses	43,885	44,229	25,352	24,731	13,221
Net charge-offs	2,812	4,485	3,929	2,234	1,670
Non-performing assets to total assets	0.14%	0.48%	0.47%	0.81%	0.31%
Allowance for loan losses to loans	1.12%	1.28%	1.27%	1.39%	1.30%
Net charge-offs to average loans	0.08%	0.17%	0.21%	0.19%	0.20%
*Excludes merger-related expenses.

(1)	Average shareholders’ equity less average intangible assets divided by shares outstanding at the end of the year.
(2)	Non-interest expense divided by the sum of net interest income (fully tax equivalent) and non-interest income.
(3)	Tier 1 Capital divided by leverage assets. Leverage assets are defined as quarterly average total assets, net of goodwill, intangibles and certain other items as required by the Federal Reserve.
(4)	Net interest margin (fully tax equivalent) is calculated by dividing net interest income (fully tax equivalent) by average interest-earning assets.
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
Forward Looking Statements and Risk Factors
See the discussion of forward-looking statements and risk factors in Part I Item 1 and Item 1A of this report.
Executive Overview
At December 31, 2005, we had total consolidated assets of $5.4 billion, total loans of $3.9 billion, total deposits of $4.3 billion and total shareholders’ equity of $738.3 million.
In 2005, Umpqua continued to demonstrate solid financial performance coupled with many significant accomplishments and some challenges, some of which were not necessarily reflected in our operating results. During the past year, we:

•	Continued our track record of double-digit organic growth (that is, excluding growth from acquisitions) in loans and deposits. For 2005, organic loan and deposit growth were both 13%.

•	Maintained exceptional credit quality standards, with net charge-offs of only 0.08% of average loans for 2005. The ratio of non-performing assets to total assets at December 31, 2005 was 0.14%, down 34 basis point from year-end 2004.

•	Achieved a 19% increase in basic and diluted earnings per share as compared to 2004.

•	Increased our cash dividend by 100% from year-end 2004, to $0.12 per quarter, effective in the fourth quarter of 2005. Our Board of Directors plans to review the dividend payout on a quarterly basis.

•	Opened new stores in Bellevue, Washington, and Napa, California.

•	Mortgage banking revenue declined by 16%, mostly due to a $1.6 million net impairment charge to the value of mortgage servicing right portfolio. This impairment resulted from a decline in mortgage interest rates during the year.
In February 2006, we announced the signing of a definitive agreement for the Company to acquire Western Sierra Bancorp and its principal operating subsidiaries, Western Sierra Bank, Central California Bank, Lake Community Bank and Auburn Community Bank. The agreement provides for Western Sierra shareholders to receive 1.61 shares of the Company’s common stock for each share of Western Sierra common stock, giving the acquisition a total value of approximately $355 million. This transaction is expected to close during the second quarter of 2006.
Upon completion of the acquisition expected in the second quarter of 2006, all Western Sierra Bancorp branches will operate under the Umpqua Bank name. The acquisition will add Western Sierra’s complete network of 31 Northern California branches, including locations in the Sacramento, Auburn, Lakeport and Sonora areas, to our network of 96 Northern California, Oregon and Washington locations, and result in a combined institution with assets of approximately $6.9 billion.
Summary of Critical Accounting Policies
The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. Our significant accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements in Item 8 of this report. Not all of these critical accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes that the following policies would be considered critical under the SEC’s definition.
Allowance for Loan Losses and Reserve for Unfunded Commitments
The Bank performs regular credit reviews of the loan portfolio to determine the credit quality of the portfolio and the adherence to underwriting standards. When loans are originated, they are assigned a risk rating that is assessed periodically during the term of the loan through the credit review process. The risk ratings are a primary factor in determining an appropriate amount for the allowance for loan losses. During 2004, the Bank formed a management ALL Committee, which is responsible for, among other things, regular review of the ALL methodology, including loss factors, and ensuring that it is designed and applied in accordance with generally accepted accounting principles. The ALL Committee reviews loans that have been placed on non-accrual status and approves placing loans on impaired status. The ALL Committee also approves removing loans that are impaired from impairment and non-accrual status. The Bank’s Audit and Compliance Committee provides board oversight of the ALL process and reviews and approves the ALL methodology on a quarterly basis.
Each risk rating is assessed an inherent credit loss factor that determines the amount of the allowance for loan losses provided for that group of loans with similar risk rating. Credit loss factors may vary by region based on management’s belief that there may ultimately be different credit loss rates experienced in each region.
The regular credit reviews of the portfolio also identify loans that are considered potentially impaired. Potentially impaired loans are referred to the ALL Committee which reviews and approves designating loans as impaired. A loan is considered impaired when based on current information and events, we determine that we will probably not be able to collect all amounts due according to the loan contract, including scheduled interest payments.
When we identify a loan as impaired, we measure the impairment using discounted cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of the collateral, less selling costs, instead of discounted cash flows.
If we determine that the value of the impaired loan is less than the recorded investment in the loan, we recognize this impairment reserve as a specific component to be provided for in the allowance for loan losses.
The combination of the risk rating based allowance component and the impairment reserve allowance component lead to an allocated allowance for loan losses. The Bank also maintains an unallocated allowance amount to provide for other credit losses inherent in a loan portfolio that may not have been contemplated in the credit loss factors.
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
Management believes that the ALL was adequate as of December 31, 2005. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALL and could possibly result in additional charges to the provision for loan losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan losses in future periods if the results of their review warrant. Approximately 78% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan losses.

Umpqua Holdings Corporation
Mortgage Servicing Rights
Retained mortgage servicing rights are measured by allocating the carrying value of the loans between the assets sold and the interest retained, based on their relative fair values at the date of the sale. The subsequent measurements are determined using a discounted cash flow model. Mortgage servicing rights are amortized over the expected life of the loan and are evaluated periodically for impairment. The expected life of the loan can vary from management’s estimates due to prepayments by borrowers, especially when rates fall. Prepayments in excess of management’s estimates would negatively impact the recorded value of the mortgage servicing rights. The value of the mortgage servicing rights is also dependent upon the discount rate used in the model. Management reviews this rate on an ongoing basis based on current market rates. A significant increase in the discount rate would reduce the value of mortgage servicing rights.
Valuation of Goodwill and Intangible Assets
At December 31, 2005, we had $408.5 million in goodwill and other intangible assets as a result of business combinations. We adopted Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. In accordance with the standard, goodwill and other intangibles with indefinite lives are no longer being amortized but instead are periodically tested for impairment. Management performs an impairment analysis for the intangible assets with indefinite lives on a quarterly basis and determined that there was no impairment as of December 31, 2005. The valuation is based on discounted cash flows or observable market prices on a segment basis. A 10% or 20% decrease in market price is not expected to result in an impairment. If impairment was deemed to exist, a write down of the asset would occur with a charge to earnings.
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share Based Payment, a revision to the previously issued guidance on accounting for stock options and other forms of equity-based compensation. SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based forms of compensation issued to employees. For the Company, this standard became effective on January 1, 2006. The Company does not expect the impact of adoption of SFAS No. 123R on earnings per share will be materially different from the current fair value pro forma disclosure contained in Note 1 of the Notes to Consolidated Financial Statements.
We adopted SFAS No. 123R on January 1, 2006 under the modified prospective method which means any awards that are granted or modified after the date of adoption will be measured and accounted for under the provisions of SFAS No. 123R. The unvested portion of previously granted awards will continue to be accounted for under SFAS No. 123, Accounting for Stock-Based Compensation, except that the compensation expense associated with the unvested portions will be recognized in the statement of income.
In March 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force regarding issue 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-01”). The consensus provided guidance for determining when an investment is other-than-temporarily-impaired and established disclosure requirements for investments with unrealized losses. The guidance was effective for periods beginning after June 15, 2004. On September 30, 2004, the FASB deferred the implementation of the recognition criteria of EITF 03-01. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP nullifies certain requirements of Issue 03-1. Based on the clarification provided in FSP FAS 115-1 and FAS 124-1, the amount of any other-than-temporary impairment that needs to be recognized will continue to be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee and an entity’s intent and ability to hold the impaired investment at the time of the valuation. FSP FAS 115-1 and FAS 124-1 are effective for reporting periods beginning after December 15, 2005. Adoption of this FSP is not expected to have a material effect on our financial condition or results of operations.
In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans and Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for acquired loans that show evidence of having deteriorated in terms of credit quality since their origination and for which a loss is deemed probable of occurring. SOP 03-3 requires acquired loans to be recorded at their fair value, defined as the present value of future cash flows including interest income, to be recognized over the life of the loan. SOP 03-3 prohibits the carryover of an allowance for loan loss on certain acquired loans within its scope considered in the future cash flows assessment. SOP 03-3 was effective for loans acquired in fiscal years beginning after December 15, 2004 and has not had a material effect on our financial condition or results of operations.

Results of Operations—Overview
For the year ended December 31, 2005, net income was $69.7 million, or $1.55 per diluted share, an increase of 19% on a per diluted share basis. Income from continuing operations for the year ended December 31, 2005, which excludes the after-tax operating results from and gain on the sale of our merchant bankcard portfolio, was $69.7 million, or $1.55 per diluted share, an increase of 30% on a per diluted share basis compared to $43.3 million or $1.19 per diluted share for the year ended December 31, 2004. Additional information on discontinued operations is provided under the heading Discontinued Operations below. The improvement in diluted earnings per share from continuing operations for 2005 is principally attributable to improved net interest income, offset by increased operating expenses.
Net income for 2004 was $47.2 million, or $1.30 per diluted share, an increase of 9% on a per diluted share basis over 2003. Income from continuing operations for the year ended December 31, 2004, was $43.3 million, or $1.19 per diluted share, an increase of 2% on a per diluted share basis. The improvement in diluted earnings per share from continuing operations for 2004 was principally attributable to improved net interest income, offset in part by a decrease in mortgage banking revenue and increased operating expenses. We completed the acquisition of Humboldt on July 9, 2004, and the results of the acquired operations are only included in our financial results starting on July 10, 2004.
We incur significant expenses related to the completion and integration of mergers. Accordingly, we believe that our operating results are best measured on a comparative basis excluding the impact of merger-related expenses, net of tax. We define operating income as income before merger related expenses, net of tax, and we calculate operating income per diluted share by dividing operating earnings by the same diluted share total used in determining diluted earnings per share (see Note 15 of the Notes to Consolidated Financial Statements in Item 8 below). Operating income and operating income per diluted share are considered “non-GAAP” financial measures. Although we believe the presentation of non-GAAP financial measures provides a better indication of our operating performance, readers of this report are urged to review the GAAP results as presented in the Financial Statements and Supplementary Data in Item 8 below.
The following table presents a reconciliation of operating income and operating income per share to net income and net income per share for years ended December 31, 2005, 2004 and 2003:
Reconciliation of Operating Income to Net Income

Years Ended December 31,
(in thousands, except per shae data)	2005	2004	2003

Net income	$69,735	$47,166	$34,119
Merger-related expenses, net of tax	157	3,583	1,332

Operating income	$69,892	$50,749	$35,451

PER DILUTED SHARE:
Net income	$1.55	$1.30	$1.19
Merger-related expenses, net of tax	—	0.10	0.05

Operating income	$1.55	$1.40	$1.24

Umpqua Holdings Corporation
The following table presents the returns on average assets, average shareholders’ equity and average tangible shareholders’ equity for the years ended December 31, 2005, 2004 and 2003. For each of the years presented, the table includes the calculated ratios based on reported net income and income from continuing operations, and operating income as shown in the Table above. Our return on average shareholders’ equity is negatively impacted as the result of capital required to support goodwill under bank regulatory guidelines. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger-related intangible assets, we believe it beneficial to also consider the return on average tangible shareholders’ equity. The return on average tangible shareholders’ equity is calculated by dividing net income by average shareholders’ equity less average intangible assets. The return on average tangible shareholders’ equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average shareholders’ equity.
Returns on Average Assets, Shareholders’ Equity and Tangible Shareholders’ Equity

For the Years Ended December 31,
(in thousands)	2005	2004	2003

RETURNS ON AVERAGE ASSETS:
Net income	1.38%	1.20%	1.26%
Income from continuing operations	1.38%	1.10%	1.24%
Operating income	1.38%	1.29%	1.31%
RETURNS ON AVERAGE SHAREHOLDERS’ EQUITY:
Net income	9.80%	9.61%	11.24%
Income from continuing operations	9.80%	8.82%	11.03%
Operating income	9.82%	10.34%	11.68%
RETURNS ON AVERAGE TANGIBLE SHAREHOLDERS’ EQUITY:
Net income	22.91%	22.27%	23.87%
Income from continuing operations	22.91%	20.44%	23.43%
Operating income	22.96%	23.97%	24.80%
CALCULATION OF AVERAGE TANGIBLE SHAREHOLDERS’ EQUITY:
Average shareholders’ equity	$711,765	$490,724	$303,569
Less: average intangible assets	(407,313)	(278,975)	(160,639)

Average tangible shareholders’ equity	$304,452	$211,749	$142,930

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
In 2005, we recognized no revenue related to the merchant bankcard portfolio. The revenue related to the merchant bankcard portfolio was $827,000 and $1.0 million, respectively, in 2004 and 2003. As a result of the sale, we will no longer have the benefit of this revenue stream. Since, for the year ended December 31, 2004, merchant bankcard revenue comprised only about 2% of total non-interest income, the loss of revenue did not have a material impact on our results of operations in 2005.
Additional information on discontinued operations is provided in Note 2 of the Notes to Consolidated Financial Statements in Item 8 below.

Net Interest Income
Net interest income is the largest source of our operating income. Net interest income for 2005 was $209.3 million, an increase of $51.6 million, or 33% over 2004. This increase is attributable to growth in outstanding average interest-earning assets offset by growth in interest-bearing liabilities over 2004, primarily due to the Humboldt merger, which was completed on July 9, 2004. The fair value of interest-earning assets acquired on that date totaled $1.3 billion, and interest-bearing liabilities totaled $836 million.
The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax-equivalent basis was 4.84% for 2005, an increase of 16 basis points as compared to 2004. This increase is due to growth in non-interest-bearing deposits as well as increased yield on interest-earning assets. The increased yield on interest-earning assets, primarily from short term interest rate increases, was somewhat offset by a corresponding increase in our cost of interest-bearing liabilities.
Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, changes in volume, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds, or rates. The following table presents condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the years ended December 31, 2005, 2004 and 2003:

Umpqua Holdings Corporation
Average Rates and Balances
(dollars in thousands)

	2005			2004			2003

		Interest			Interest			Interest
		Income	Average		Income	Average		Income	Average
	Average	or	Yields or	Average	or	Yields or	Average	or	Yields or
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates

Interest-Earning Assets:
Loans and leases(1)	$3,628,548	$251,715	6.94%	$2,706,346	$170,791	6.31%	$1,915,170	$126,900	6.63%
Taxable securities	613,748	26,432	4.31%	601,151	24,330	4.05%	345,553	12,273	3.55%
Non-taxable securities(2)	62,931	3,872	6.15%	51,218	3,526	6.88%	56,522	3,716	6.57%
Temporary investments(3)	48,469	1,484	3.06%	33,760	544	1.61%	41,897	465	1.11%

Total interest earning assets	4,353,696	283,503	6.51%	3,392,475	199,191	5.87%	2,359,142	143,354	6.08%
Allowance for credit losses	(44,866)			(35,326)			(25,352)
Other assets	744,587			562,836			376,598

Total assets	$5,053,417			$3,919,985			$2,710,388

Interest-Bearing Liabilities:
Interest-bearing checking and savings accounts	$2,041,090	$30,343	1.49%	$1,570,610	$14,069	0.90%	$1,065,574	$9,269	0.87%
Time deposits	993,215	29,235	2.94%	771,507	16,930	2.19%	602,502	14,339	2.38%
Federal funds purchased and repurchase agreements	86,201	2,207	2.56%	70,443	794	1.13%	43,021	502	1.17%
Term debt	31,161	659	2.11%	101,321	2,023	2.00%	41,699	1,035	2.48%
Notes payable on junior subordinated debentures and trust preferred securities	165,981	10,550	6.36%	130,644	6,555	5.02%	76,444	3,715	4.86%

Total interest-bearing liabilities	3,317,648	72,994	2.20%	2,644,525	40,371	1.53%	1,829,240	28,860	1.58%
Non-interest-bearing deposits	967,848			748,380			544,006
Other liabilities	56,156			36,356			33,573

Total liabilities	4,341,652			3,429,261			2,406,819
Shareholders’ equity	711,765			490,724			303,569

Total liabilities and shareholders’ equity	$5,053,417			$3,919,985			$2,710,388

NET INTEREST INCOME(2)		$210,509			$158,820			$114,494

NET INTEREST SPREAD			4.31%			4.34%			4.50%
AVERAGE YIELD ON EARNING ASSETS(1),(2)			6.51%			5.87%			6.08%
INTEREST EXPENSE TO EARNING ASSETS			1.67%			1.19%			1.23%

NET INTEREST INCOME TO EARNING ASSETS(1),(2)			4.84%			4.68%			4.85%

(1)	Non-accrual loans are included in average balance. Includes mortgage loans held for sale.
(2)	Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1.2 million each for the years ended December 31, 2005, 2004, and 2003, respectively.
(3)	Temporary investments include federal funds sold and interest-bearing deposits at other banks.

The following table sets forth a summary of the changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for 2005 compared to 2004 and 2004 compared to 2003. Changes in interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.
Rate/ Volume Analysis

(in thousands)
	2005 Compared to 2004			2004 Compared to 2003

	Increase (Decrease) in Interest			Increase (Decrease) in Interest
	Income and Expense Due to			Income and Expense Due to
	Changes in			Changes in

	Volume	Rate	Total	Volume	Rate	Total

Interest-Earning Assets:
Loans	$62,671	$18,253	$80,924	$50,187	$(6,296)	$43,891
Taxable securities	518	1,584	2,102	10,144	1,913	12,057
Non-taxable securities(1)	748	(402)	346	(361)	170	(191)
Temporary investments	306	634	940	(102)	181	79

Total(1)	64,243	20,069	84,312	59,868	(4,032)	55,836
Interest-Bearing Liabilities:
Interest-bearing checking and savings accounts	5,082	11,192	16,274	4,516	284	4,800
Time deposits	5,624	6,681	12,305	3,777	(1,186)	2,591
Repurchase agreements and federal funds purchased	211	1,202	1,413	310	(18)	292
Term debt	(1,477)	113	(1,364)	1,225	(237)	988
Junior subordinated debentures	2,011	1,984	3,995	2,715	125	2,840

Total	11,451	21,172	32,623	12,543	(1,032)	11,511

Net increase in net interest income(1)	$52,792	$(1,103)	$51,689	$47,325	$(3,000)	$44,325

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.
Provision for Loan Losses
The provision for loan losses was $2.5 million for 2005, compared with $7.3 million for 2004 and $4.6 million for 2003. As a percentage of average outstanding loans, the provision for loan losses recorded for 2005 was 0.07%, a decrease of 20 basis points from 2004 and down 17 basis points from 2003. The decrease in the provision for loan losses in 2005 is principally attributable to improved asset quality trends. The increase in the provision for loan losses in 2004 as compared to 2003 is principally attributable to growth in the loan portfolio, both on an organic basis and as a result of the Humboldt acquisition.
The provision for loan losses is based on management’s evaluation of inherent risks in the loan portfolio and a corresponding analysis of the allowance for loan losses. Additional discussion on loan quality and the allowance for loan losses is provided under the heading Asset Quality and Non-Performing Assets below.

Umpqua Holdings Corporation
Non-Interest Income
Non-interest income in 2005 was $47.8 million, an increase of $6.4 million, or 15%, over 2004. Non-interest income for 2004 was $41.4 million, an increase of $3.4 million, or 9%, over 2003. The following table presents the key components of non-interest income for years ended December 31, 2005, 2004 and 2003:
Non-Interest Income

Years Ended December 31,
(in thousands)
	2005 Compared to 2004				2004 Compared to 2003

			Change	Change			Change	Change
	2005	2004	Amount	Percent	2004	2003	Amount	Percent

Deposit service charges	$21,697	$17,404	$4,293	25%	$17,404	$12,556	$4,848	39%
Brokerage fees	11,317	11,829	(512)	-4%	11,829	9,498	2,331	25%
Mortgage banking revenue, net	6,426	7,655	(1,229)	-16%	7,655	11,473	(3,818)	-33%
Net gain on sale of investment securities	1,439	19	1,420	NM	19	2,155	(2,136)	NM
Other	6,903	4,466	2,437	55%	4,466	2,319	2,147	93%

Total	$47,782	$41,373	$6,409	15%	$41,373	$38,001	$3,372	9%

NM—Not meaningful
The increase in deposit service charges in 2005 over 2004 is principally attributable to the increased volume of deposit accounts as a result of the Humboldt acquisition. There were $1.4 million in gains on the sale of securities in 2005. The remaining increase in other non-interest income results primarily from increased revenue related to the Humboldt acquisition.
The increase in deposit service charges in 2004 over 2003 was principally attributable to the Humboldt acquisition. Our brokerage division produced record revenue of $11.8 million in 2004, up 25% from 2003. There were $19,000 in gains on the sale of securities in 2004 compared to $2.2 million in 2003. The remaining increase in other non-interest income in 2004 over 2003 results primarily from increased revenue related to the Humboldt acquisition.
The following table presents the major elements of mortgage banking revenue for the years ended December 31, 2005, 2004 and 2003:
Mortgage Banking Revenue

Years Ended December 31,
(in thousands)	2005	2004	2003

Gains on sale of mortgage loans	$7,266	$6,688	$13,884
Servicing fee revenue (expense), net	742	(148)	(2,321)
Valuation (impairment) / recovery	(1,582)	1,115	(90)

	$6,426	$7,655	$11,473

The decrease in mortgage banking revenue for 2005 as compared to 2004 is principally attributable to a $1.6 million net impairment charge to the value of mortgage servicing rights portfolio. This impairment resulted from a decline in mortgage interest rates during the year.
In 2004, mortgage banking revenue declined by 33% compared to 2003, mostly due to a reduction in the level of the mortgage refinance activity. During 2004, we took steps to strengthen the mortgage division management team and also terminated wholesale channel originations. Our mortgage focus is now solely on developing profitable business through our retail store network, including specialized products such as a “single close” construction loan that automatically converts into a permanent mortgage loan upon completion.

Non-Interest Expense
Non-interest expense for 2005 was $147.1 million, an increase of $21.9 million or 17% compared to 2004. Non-interest expense for 2004 was $125.2 million, an increase of $29.9 million or 31% over 2003. The following table presents the key elements of non-interest expense for the years ended December 31, 2005, 2004 and 2003.
Non-Interest Expense

Years Ended December 31,	2005 compared to 2004				2004 compared to 2003
(in thousands)
			Change	Change			Change	Change
	2005	2004	Amount	Percent	2004	2003	Amount	Percent

Salaries and employee benefits	$82,467	$67,351	$15,116	22%	$67,351	$53,090	$14,261	27%
Net occupancy and equipment	24,693	19,765	4,928	25%	19,765	14,833	4,932	33%
Communications	5,841	5,752	89	2%	5,752	4,630	1,122	24%
Marketing	4,564	4,228	336	8%	4,228	3,567	661	19%
Services	13,245	9,414	3,831	41%	9,414	7,367	2,047	28%
Supplies	2,706	1,995	711	36%	1,995	2,100	(105)	-5%
Intangible amortization	2,430	1,512	918	61%	1,512	404	1,108	274%
Merger-related expenses	262	5,597	(5,335)	-95%	5,597	2,082	3,515	169%
Other	10,848	9,565	1,283	13%	9,565	7,196	2,369	33%

Total	$147,056	$125,179	$21,877	17%	$125,179	$95,269	$29,910	31%

The increase in non-interest expense in 2005 over 2004 and 2004 over 2003 is primarily attributable to the inclusion of expenses from California operations as a result of the Humboldt acquisition. Salaries and employee benefits have continued to increase due to increased incentives, benefit costs, additional staff at new stores, and primarily the addition of approximately 350 associates in July 2004 as a result of the Humboldt acquisition. Net occupancy and equipment also continues to increase reflecting the addition of 27 new banking locations as a result of the Humboldt acquisition. We incur significant expenses in connection with the completion and integration of bank acquisitions that are not capitalizable. Classification of expenses as merger-related is done in accordance with the provisions of a Board-approved policy.
The following table presents the merger-related expenses by major category for the years ended December 31, 2005, 2004 and 2003. Substantially all of the merger-related expense for 2005 and 2004 was related to the Humboldt acquisition and substantially all of the merger-related expense recognized during 2003 was related to the Centennial acquisition. We do not expect to incur any additional merger-related expenses in connection with the Humboldt or any other previous merger.
Merger-Related Expense

Years Ended December 31,
(in thousands)
	2005	2004	2003

Professional fees	$211	$835	$92
Compensation and relocation	—	607	526
Communications	—	98	169
Premises and equipment	(65)	2,636	657
Charitable contributions	—	131	—
Other	116	1,290	638

Total	$262	$5,597	$2,082

Income Taxes
Our consolidated effective tax rate as a percentage of pre-tax income from continuing operations for 2005 was 35.2%, compared to 35.0% for 2004 and 34.9% for 2003. The effective tax rates were below the federal statutory rate of 35% and the apportioned state rate of 5% (net of the federal tax benefit) principally because of non-taxable income arising from bank owned life insurance, income on tax-exempt investment securities, tax credits arising from low income housing investments and exemptions related to loans and hiring in certain designated enterprise zones.
Additional information on income taxes is provided in Note 13 of the Notes to Consolidated Financial Statements in Item 8 below.

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
Total investment securities as of December 31, 2005 were $680.5 million, as compared to $687.8 million at December 31, 2004. This decrease is principally attributable to maturities and sale of $169.2 million in investment securities and decrease in fair market value of available-for-sale securities of $14.1 million, offset by the purchase of $175.5 million in investment securities in 2005.
Investment securities for each of the last three years is as follows:
Summary of Investment Securities

As of December 31,
(in thousands)	2005	2004	2003

Available-For-Sale:
U.S. Treasury and agencies	$196,538	$206,629	$172,774
Mortgage-backed securities and collateralized mortgage obligations	359,583	365,468	255,390
Obligations of states and political subdivisions	67,836	54,936	24,267
Other investment securities	47,911	48,951	49,473

	$671,868	$675,984	$501,904

Held-To-Maturity:
Obligations of states and political subdivisions	$8,302	$11,432	$14,237
Other investment securities	375	375	375

	$8,677	$11,807	$14,612

The following table presents information regarding the amortized cost, fair value, average yield and maturity structure of the investment portfolio at December 31, 2005.
Investment Securities Composition*

December 31, 2005	Amortized	Fair	Average
(in thousands)	Cost	Value	Yield

U.S. Treasury and agencies
One year or less	$17,686	$17,471	2.77%
One to five years	183,864	179,067	3.83%

	201,550	196,538	3.74%
Obligations of states and political subdivisions:
One year or less	1,230	1,218	6.29%
One to five years	4,727	4,692	7.11%
Five to ten years	37,232	36,705	6.03%
Over ten years	34,347	33,622	5.69%

	77,536	76,237	5.95%
Serial Maturities	367,388	359,583	4.63%
Other investment securities	50,442	48,286	3.96%

Total securities	$696,916	$680,644	4.47%

*Weighted average yields are stated on a federal tax-equivalent basis of 35%. Weighted average yields for available-for-sale investments have been calculated on an amortized cost basis.

The mortgage-related securities in “Serial Maturities” in the table above include both pooled mortgage-backed issues and high-quality collaterized mortgage obligation structures, with an average duration of three years. These mortgage-related securities provide yield spread to U.S. Treasury or agency securities; however, the cash flows arising from them can be volatile (even in the best structures) due to refinancing of the underlying mortgage loans. The structure of most of the mortgage-related securities provides for minimal extension risk in the event of increased market rates.
Equity securities in “Other Investment Securities” in the table above at December 31, 2005 consisted principally of investments in two mutual funds comprised largely of mortgage-related securities, although the funds may also invest in U.S. government or agency securities, bank certificates of deposit insured by the FDIC or repurchase agreements.
Because the Bank has the ability and intent to hold these investments until a market price recovery or to maturity, none of the investment securities are considered other than temporarily impaired. Additional information about the investment securities portfolio is provided in Note 5 of the Notes to Consolidated Financial Statements in Item 8 below.
Loans
Total loans outstanding at December 31, 2005 were $3.9 billion, an increase of $453.7 million, or 13%, from year-end 2004. The growth in loans was principally due to organic loan growth in both the Oregon/ Washington and California markets.
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
The following table presents the composition of the loan portfolio as of December 31 for each of the last five years:
Loan Portfolio Composition

As of December 31,
(in thousands)
	2005		2004		2003		2002		2001

Type of Loan	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

Real estate secured loans:
Construction	$638,555	16.3%	$481,836	13.9%	$232,792	11.6%	$270,115	15.2%	$151,468	14.9%
Mortgage	2,436,432	62.1%	2,135,435	61.6%	1,106,998	55.3%	866,878	48.7%	556,935	54.8%

Total real estate loans	3,074,987	78.4%	2,617,271	75.5%	1,339,790	66.9%	1,136,993	63.9%	708,403	69.7%
Commercial	753,131	19.3%	733,876	21.2%	566,092	28.3%	554,748	31.2%	235,809	23.2%
Leases	17,385	0.4%	18,351	0.5%	10,918	0.5%	6,698	0.4%	4,098	0.4%
Installment and other	76,128	1.9%	98,406	2.8%	86,787	4.3%	79,876	4.5%	67,832	6.7%

Total loans	$3,921,631	100.0%	$3,467,904	100.0%	$2,003,587	100.0%	$1,778,315	100.0%	$1,016,142	100.0%

Umpqua Holdings Corporation
The following table presents the concentration distribution of our loan portfolio by major type:
Loan Concentrations

As of December 31, 2005
(in thousands)
	2005		2004

Type of Loan	Amount	Percentage	Amount	Percentage

Construction and development	$638,555	16.3%	$481,836	13.9%
Farmland	54,039	1.4%	39,662	1.1%
Home equity credit lines	125,508	3.2%	126,264	3.6%
Single family first lien mortgage	121,955	3.1%	116,457	3.4%
Single family second lien mortgage	18,570	0.5%	20,729	0.6%
Multifamily	161,844	4.1%	182,526	5.3%
Commercial real estate	1,954,516	49.8%	1,649,797	47.6%

Total real estate secured	3,074,987	78.4%	2,617,271	75.5%
Commercial and industrial	711,913	18.2%	699,471	20.2%
Agricultural production	41,218	1.1%	34,405	1.0%
Consumer	51,702	1.3%	77,903	2.2%
Leases	17,385	0.4%	18,351	0.5%
Other	24,426	0.6%	20,503	0.6%

Total loans	$3,921,631	100.0%	$3,467,904	100.0%

Commercial, agriculture and construction loans are the most sensitive to interest rate changes. The following table presents the maturity distribution of our commercial and construction loan portfolios and the sensitivity of these loans to changes in interest rates as of December 31, 2005:
Maturities and Sensitivities of Loans to Changes in Interest Rates

(in thousands)
					Loans Over One Year
	By Maturity				By Rate Sensitivity

	One Year	One Through	Over Five		Fixed	Floating
	or Less	Five Years	Years	Total	Rate	Rate

Commercial and Agriculture	$353,065	$302,896	$97,170	$753,131	$122,345	$277,721
Real Estate–construction	472,428	117,982	48,145	638,555	35,049	$131,078

	$825,493	$420,878	$145,315	$1,391,686	$157,394	$408,799

Asset Quality and Non-Performing Assets
We manage asset quality and control credit risk through diversification of the loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices. The Bank’s Credit Quality Group is charged with monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures across the Bank. The provision for loan losses charged to earnings is based upon management’s judgment of the amount necessary to maintain the allowance at a level adequate to absorb probable incurred losses. The amount of provision charge is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of loan portfolio quality, general economic conditions that can impact the value of collateral, and other trends. The evaluation of these factors is performed through an analysis of the adequacy of the allowance for loan losses. Reviews of non-performing, past due loans and larger credits, designed to identify potential charges to the allowance for loan losses, and to determine the adequacy of the allowance, are conducted on a quarterly basis. These reviews consider such factors as the financial strength of borrowers, the value of the applicable collateral, loan loss experience, estimated loan losses, growth in the loan portfolio, prevailing economic conditions and other factors.
The process for determining the adequacy of the allowance for loan losses was modified during 2004 in connection with the Humboldt acquisition. These modifications did not result in a material adjustment to the allowance for loans losses. Additional information regarding the methodology used in determining the adequacy of the allowance for loan losses is contained in Part I Item 1 of this report in the section titled Lending and Credit Functions.
Non-performing loans, which include non-accrual loans and accruing loans past due over 90 days totaled $6.4 million, or 0.16% of total loans, at December 31, 2005, which represents a significant decline as compared to $22.6 million, or 0.65% of total loans, at December 31, 2004. Non-performing assets, which include non-performing loans and foreclosed real estate (“other real estate owned”), totaled $7.6 million, or 0.14% of total assets as of December 31, 2005, compared with $23.6 million, or 0.48% of total assets as of December 31, 2004.
Loans are classified as non-accrual when collection of principal or interest is doubtful—generally if they are past due as to maturity or payment of principal or interest by 90 days or more—unless such loans are well-secured and in the process of collection. Additionally, all loans that are “impaired” in accordance with SFAS No. 114, Accounting by Creditors for the Impairment of a Loan, are considered for non-accrual status. These loans will typically remain on non-accrual status until all principal and interest payments are brought current and the prospects for future payments in accordance with the loan agreement appear relatively certain. Foreclosed properties held as other real estate owned are recorded at the lower of the recorded investment in the loan or market value of the property less expected selling costs. Other real estate owned at December 31, 2005 totaled $1.1 million and consisted of three commercial properties.
The following table summarizes our non-performing assets as of December 31 for each of the last five years.
Non-Performing Assets

As of December 31,
(in thousands)	2005	2004	2003	2002	2001

Loans on nonaccrual status	$5,953	$21,836	$10,498	$15,152	$3,055
Loans past due 90 days or more and accruing	487	737	927	3,243	311

Total nonperforming loans	6,440	22,573	11,425	18,395	3,366
Other real estate owned	1,123	979	2,529	2,209	1,061

Total nonperforming assets	$7,563	$23,552	$13,954	$20,604	$4,427

Allowance for loan losses	$43,885	$44,229	$25,352	$24,731	$13,221
Reserve for unfunded commitments	1,601	1,338	—	—	—

Allowance for credit losses	$45,486	$45,567	$25,352	$24,731	$13,221

Asset quality ratios:
Non-performing assets to total assets	0.14%	0.48%	0.47%	0.81%	0.31%
Non-performing loans to total loans	0.16%	0.65%	0.57%	1.03%	0.33%
Allowance for loan losses to total loans	1.12%	1.28%	1.27%	1.39%	1.30%
Allowance for credit losses to total loans	1.16%	1.31%	1.27%	1.39%	1.30%
Allowance for credit losses to total non-performing loans	706%	202%	222%	134%	393%
At December 31, 2005, approximately $4.0 million of loans were classified as restructured as compared to $18.2 million at December 31, 2004. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. Substantially all of the restructured loans as of December 31, 2005 and 2004 were classified as impaired and $935,000 and $12.0 million, respectively, were included as non-accrual loans in the table above.
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
Additional information about the loan portfolio is provided in Note 6 of the Notes to Consolidated Financial Statements in Item 8 below.

Umpqua Holdings Corporation
Allowance for Loan Losses and Reserve for Unfunded Commitments
The allowance for loan losses (“ALL”) totaled $43.9 million, $44.2 million and $25.4 million at December 31, 2005, 2004 and 2003, respectively.
The following table sets forth the allocation of the allowance for loan losses:
Allowance for Loan Losses Composition

As of December 31,
(in thousands)	2005	2004	2003	2002	2001

Commercial	$11,230	$12,334	$11,091	$11,010	$3,760
Real estate	30,137	29,464	12,689	11,302	7,919
Loans to individuals and overdrafts	669	1,126	1,225	1,653	1,128
Unallocated	1,849	1,305	347	766	414

Allowance for loan losses	$43,885	$44,229	$25,352	$24,731	$13,221

The decrease in ALL reflects the continuing improvement in the credit quality of the loan portfolio. The unallocated portion of ALL provides for coverage of credit losses inherent in the loan portfolio but not provided for in other components of ALL analysis, and acknowledges the inherent imprecision of all loss prediction models. Additionally the ALL composition should not be interpreted as an indication of specific amounts or loan categories in which future charge-offs may occur.
The following table provides a summary of activity in the ALL by major loan type for each of the five years ended December 31:
Activity in the Allowance for Loan Losses

Years Ended December 31,
(in thousands)	2005	2004	2003	2002	2001

Balance at beginning of year	$44,229	$25,352	$24,731	$13,221	$9,838
Loans charged off:
Real estate	(132)	(42)	(15)	(679)	(111)
Commercial	(6,538)	(5,244)	(5,429)	(1,685)	(1,380)
Consumer and other	(1,082)	(1,143)	(633)	(428)	(655)

Total loans charged off	(7,752)	(6,429)	(6,077)	(2,792)	(2,146)
Recoveries:
Real Estate	32	292	123	31	25
Commercial	4,344	1,292	1,761	440	308
Consumer and other	564	360	264	87	143

Total recoveries	4,940	1,944	2,148	558	476

Net charge-offs	(2,812)	(4,485)	(3,929)	(2,234)	(1,670)
Addition incident to mergers	—	17,257	—	9,856	1,863
Reclassification (1)	—	(1,216)	—	—	—
Provision charged to operations	2,468	7,321	4,550	3,888	3,190

Balance at end of year	$43,885	$44,229	$25,352	$24,731	$13,221

Ratio of net charge-offs to average loans	0.08%	0.17%	0.21%	0.19%	0.20%
Ratio of provision to average loans	0.07%	0.27%	0.24%	0.34%	0.38%
Recoveries as a percentage of charge-offs	64%	30%	35%	20%	22%

(1)	Reflects amount of allowance related to unfunded commitments, which was reclassified during the third quarter of 2004.
During the third quarter of 2004, a portion of the ALL related to unfunded credit commitments, such as letters of credit and the available portion of credit lines, was reclassified from the ALL to other liabilities on the balance sheet in accordance with generally accepted accounting principles. Prior to July 1, 2004, our ALL adequacy model did not allocate any specific component of the ALL to loss exposure for unfunded commitments.

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
The level of actual losses, as indicated by the ratio of net-charge-offs to average loans, declined during 2005 as compared to the two previous years and recoveries as a percentage of charge-offs reached their highest levels in the past five years. These factors combined with improving trends in non-performing assets resulted in a decreased ratio of provision to average loans as compared to 2004.
The following table presents a summary of activity in the reserve for unfunded commitments (“RUC”) since being established at September 30, 2004:
Summary of Reserve for Unfunded Commitments Activity

Years Ended December 31,
(in thousands)	2005	2004

Balance, beginning of period	$1,338	$—
Reclassification	—	1,216
Net increase charged to other expenses	263	122

Balance, end of period	$1,601	$1,338

We believe that the ALL and RUC at December 31, 2005 are sufficient to absorb losses inherent in the loan portfolio and credit commitments outstanding as of that date, respectively, based on the best information available. This assessment, based in part on historical levels of net charge-offs, loan growth, and a detailed review of the quality of the loan portfolio, involves uncertainty and judgment; therefore, the adequacy of the ALL and RUC cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan losses in future periods if the results of their review warrant such.
Mortgage Servicing Rights
The following table presents the key elements of our mortgage servicing rights asset as of December 31, 2005, 2004 and 2003:
Summary of Mortgage Servicing Rights

Years Ended December 31,
(in thousands)	2005	2004	2003

Balance, beginning of year	$11,154	$10,608	$9,316
Additions for new mortgage servicing rights capitalized	3,318	2,643	6,671
Amortization of servicing rights	(2,000)	(3,212)	(5,289)
Impairment (charge)/ recovery	(1,582)	1,115	(90)

Balance, end of year	$10,890	$11,154	$10,608

Balance of loans serviced for others	$1,016,000	$1,064,000	$1,170,000
MSR as a percentage of serviced loans	1.07%	1.05%	0.91%
As of December 31, 2005, we serviced residential mortgage loans for others with an aggregate outstanding principal balance of approximately $1.0 billion for which servicing assets have been recorded. In accordance with generally accepted accounting principles, the servicing asset recorded at the time of sale is amortized over the term of, and in proportion to, net servicing revenues.
For the year ended December 31, 2005, total mortgage loan origination volume was $365.3 million, a decrease of $73.3 million, or 17%, from 2004. This decrease is principally attributable to a lower level of refinance activity (due to higher market interest rates) and the termination of wholesale channel originations during the third quarter of 2004.

Umpqua Holdings Corporation
Our servicing portfolio is segmented for purposes of determining impairment. To the extent the fair value for any segment is less than the carrying value, an impairment reserve is recorded. The following table presents information about the segmentation of our mortgage servicing rights portfolio as of December 31, 2005:
Mortgage Servicing Rights Valuation Analysis

(in thousands)

						Net	Estimated Change in Fair
	Aggregate	Servicing Asset				Carrying	Value for Rate Change of
	Principal	Net			Net	Value/Agg.
	Balance	Book	Fair	Valuation	Carrying	Prin.	Down	Down	Up	Up
Segment	Outstanding	Value	Value	Reserve	Value	Balance	50bp	25bp	25bp	50bp

ARM/ Hybrid ARM	$142,214	$1,496	$795	$(701)	$795	0.56%	$(26)	$(5)	$28	$42
Fixed less than 5.50%	270,436	3,795	3,204	(591)	3,204	1.18%	(107)	(21)	117	171
Fixed 5.50%–6.24%	399,882	5,648	4,806	(842)	4,806	1.20%	(315)	(43)	185	273
Fixed 6.25%–6.99%	151,252	1,840	1,599	(241)	1,599	1.06%	(220)	(69)	137	193
Fixed 7% or greater	52,308	486	497	—	486	0.93%	(493)	(21)	43	70

Total portfolio	$1,016,092	$13,265	$10,901	$(2,375)	$10,890	1.07%	$(1,161)	$(159)	$510	$749

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
At December 31, 2005, we had a valuation reserve of $2.4 million based on the estimated fair value of the servicing portfolio. The valuation reserve is adjusted on a quarterly basis through adjustments to mortgage banking revenue.
Goodwill and Core Deposit Intangible Assets
At December 31, 2005, we had goodwill and core deposit intangibles of $398.8 million and $9.7 million, respectively, as compared to $396.4 million and $12.1 million, respectively, at year-end 2004. This increase in goodwill is attributed to tax adjustments related to the Humboldt acquisition. The goodwill recorded in connection with the Humboldt acquisition represented the excess of the purchase price over the estimated fair value of the net assets acquired. A portion of the purchase price was allocated to the value of Humboldt’s core deposits, which included all deposits except certificates of deposit. The value of the core deposits was determined by a third party based on an analysis of the cost differential between the core deposits and alternative funding sources. We amortize core deposit intangible assets on an accelerated basis over an estimated ten-year life.
Substantially all of the goodwill is associated with our community banking operations. We evaluate goodwill for possible impairment on a quarterly basis and there were no impairments recorded for the years ended December 31, 2005, 2004 or 2003.
Additional information regarding our accounting for goodwill and core deposit intangible assets is included in Notes 1 and 9 of the Notes to Consolidated Financial Statements in Item 8 below.
Deposits
Total deposits were $4.3 billion at December 31, 2005, an increase of $487.2 million, or 13%, from the prior year-end. This growth is attributed to our unique delivery process, service quality focus, marketing and product design. Information on average deposit balances and average rates paid is included under the Net Interest Income section of this report. Additional information regarding deposits is included in Note 11 of the Notes to Consolidated Financial Statements in Item 8 below.

The following table presents the deposit balances by major category as of December 31:
Deposits

As of December 31,
(in thousands)
	2005		2004

	Amount	Percentage	Amount	Percentage

Non-interest bearing	$987,714	23%	$891,731	23%
Interest bearing demand	576,037	13%	578,723	15%
Savings and money market	1,597,311	38%	1,378,358	37%
Time, $100,000 or greater	601,616	14%	487,344	13%
Time, less than $100,000	523,588	12%	462,951	12%

Total	$4,286,266	100%	$3,799,107	100%

The following table presents the scheduled maturities of time deposits of $100,000 and greater as of December 31, 2005:
Maturities of Time Deposits of $100,000 and Greater

(in thousands)

Three months or less	$187,397
Three months to six months	165,768
Six months to one year	100,151
Over one year	148,300

Total	$601,616

Borrowings
At December 31, 2005, the Bank had outstanding term debt of $3.2 million. Advances from the Federal Home Loan Banks of San Francisco (“FHLB”) amounted to $2.4 million of the total and are secured by investment securities and residential mortgage loans. The FHLB advances outstanding at December 31, 2005 had fixed interest rates ranging from 6.08% to 7.44%. Approximately $1.0 million, or 41%, of the FHLB advances mature prior to December 31, 2007. Management expects continued use of FHLB advances as a source of short and long-term funding. Additional information regarding term debt is provided in Note 17 of Notes to Consolidated Financial Statements in Item 8 below.
Junior Subordinated Debentures
We had junior subordinated debentures with carrying values of $165.7 million and $166.3 million, respectively, at December 31, 2005 and 2004.
At December 31, 2005, approximately $121.1 million, or 73% of the total issued amount, had interest rates that are adjustable on a quarterly basis based on a spread over LIBOR. Increases in short-term market interest rates during 2005 have resulted in increased interest expense for junior subordinated debentures. Although any additional increases in short-term market interest rates will increase the interest expense for junior subordinated debentures, we believe that other attributes of our balance sheet will serve to mitigate the impact to net interest income on a consolidated basis.
As of December 31, 2005, $156.9 million (representing the entire issued amount) of junior subordinated debentures qualified as Tier 1 capital under regulatory capital purposes. Additional information regarding the terms of the junior subordinated debentures, including maturity/call dates and interest rates, is included in Note 18 of the Notes to Consolidated Financial Statements in Item 8 below.
Liquidity and Cash Flow
The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs.
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

Umpqua Holdings Corporation
At December 31, 2005, the outstanding balance of federal funds purchased was $55 million at a rate of 4.325%. This compared to an outstanding balance of federal funds purchased at December 31, 2004 of $28 million. The Bank had available lines of credit with the FHLB totaling $158 million at December 31, 2005. The Bank had uncommitted federal funds line of credit agreements with four additional financial institutions totaling $98 million and $83 million at December 31, 2005 and 2004, respectively. Availability of the lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements restrict the consecutive day usage.
The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. In 2005, the Bank paid the Company $20.0 million in dividends. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to meet its ongoing cash obligations, which consist principally of debt service on the $156.9 million (issued amount) of outstanding junior subordinated debentures. As of December 31, 2005, the Company did not have any borrowing arrangements of its own.
As disclosed in the Consolidated Statements of Cash Flows in Item 8 of this report, net cash provided by operating activities was $100.2 million during 2005. The principal source of cash provided by operating activities was net income. Net cash of $474.0 million used in investing activities consisted principally of $455.7 million of net loan growth, purchases of $175.5 million of investment securities available for sale and $12.1 million of premises and equipment, offset by sales and maturities of investment securities available for sale of $169.2 million. The $417.3 million of cash provided by financing activities primarily consisted of $487.6 million of net deposit growth, $27.0 million increase in Fed funds purchased, offset by $85.2 million of financing outflows related to repayment of term loans and $11.6 million payment of dividends.
Off-Balance Sheet Arrangements
In the normal course of business, we utilize financial instruments with off-balance sheet risk to meet the financing needs of our customers, including loan commitments to extend credit, commitments to extend overdrafts, commitments to originate residential loans and related forward sales commitments, and standby letters of credit.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses that may require payment of a fee by the customer. Since many of the commitments will expire without being drawn upon, the total commitment amounts do not necessarily reflect future cash requirements. The following table presents a summary of the Bank’s commitments and contingent liabilities:
Commitments and Contingent Liabilities

As of December 31, 2005
(in thousands)

Commitments to extend credit	$1,050,768
Commitments to extend overdrafts	$92,439
Commitments to originate residential loans	$68,140
Forward sales commitments	$7,500
Standby letters of credit	$31,090

The following table presents a summary of significant contractual obligations extending beyond one year as of December 31, 2005 and maturing as indicated:
Future Contractual Obligations

As of December 31, 2005
(in thousands)	Less than	1 to 3	3 to 5	More than
	1 Year	Years	Years	5 Years	Total

Term debt	$—	$1,000	$—	$2,012	$3,012
Junior subordinated debentures	—	—	—	156,862	156,862
Operating leases	6,411	11,950	8,813	26,681	53,855
Other long-term liabilities(1)	1,746	3,816	3,710	20,082	29,354

Total contractual obligations	$8,157	$16,766	$12,523	$205,637	$243,083

(1)	Include payments related to employee benefit plans. Additional information about employee benefit plans is provided in Note 16 of the Notes to Consolidated Financial Statements in Item 8 below.
The table above does not include deposit liabilities, interest payments or purchase accounting adjustments related to term debt or junior subordinated debentures.
Although we expect the Bank’s and the Company’s liquidity positions to remain satisfactory during 2006, increases in market interest rates have resulted in increased competition for bank deposits. It is possible that our deposit growth for 2006 may not be maintained at previous levels due to increased pricing pressure or, in order to generate deposit growth, our pricing may need to be adjusted in a manner that results in increased interest expense on deposits.
Concentrations of Credit Risk
The Company grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington and California.
In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 78% and 76% of the Company’s loan portfolio at December 31, 2005 and 2004, respectively. Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations to have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectibility of these loans. Personal and business income represent the primary source of repayment for a majority of these loans.
The Bank recognizes the credit risks inherent in dealing with other depository institutions. Accordingly, to prevent excessive exposure to any single correspondent, the Bank has established general standards for selecting correspondents as well as internal limits for allowable exposure to any single correspondent. In addition, the Bank has an investment policy that sets forth limitations that apply to all investments with respect to credit rating and concentrations per issuer.
Capital Resources
Shareholders’ equity at December 31, 2005 was $738.3 million, an increase of $50.6 million, or 7%, from December 31, 2004. The increase in shareholders’ equity during 2005 was principally due to the retention of $55.5 million, or approximately 80%, of net income for the year and issuance of common stock under stock plans and related tax benefit of $5.2 million, partially offset by $8.8 million of unrealized losses on securities arising during the year. Book value per share as of December 31, 2005 was $16.57 and tangible book value (total shareholders’ equity less intangible assets, divided by total shares outstanding) per share was $7.40.
The Federal Reserve Board has in place guidelines for risk-based capital requirements applicable to U.S. banks and bank/ financial holding companies. These risk-based capital guidelines take into consideration risk factors, as defined by regulation, associated with various categories of assets, both on and off-balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The guidelines require an 8% total risk-based capital ratio, of which 4% must be Tier I capital. Our consolidated Tier I capital, which consists of shareholders’ equity and qualifying trust-preferred securities, less other comprehensive income, goodwill and deposit-based intangibles, totaled $488.4 million at December 31, 2005. Tier II capital components include all, or a portion of, the allowance for loan losses and the portion of trust preferred securities in excess of Tier I statutory limits. The total of Tier I capital plus

Umpqua Holdings Corporation
Tier II capital components is referred to as Total Risk-Based Capital, and was $533.9 million at December 31, 2005. The percentage ratios, as calculated under the guidelines, were 10.59% and 11.58% for Tier I and Total Risk-Based Capital, respectively, at December 31, 2005.
A minimum leverage ratio is required in addition to the risk-based capital standards and is defined as period-end shareholders’ equity and qualifying trust preferred securities, less other comprehensive income, goodwill and deposit-based intangibles, divided by average assets as adjusted for goodwill and other intangible assets. Although a minimum leverage ratio of 4% is required for the highest-rated financial holding companies that are not undertaking significant expansion programs, the Federal Reserve Board may require a financial holding company to maintain a leverage ratio greater than 4% if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve Board. The Federal Reserve Board uses the leverage and risk-based capital ratios to assess capital adequacy of banks and financial holding companies. Our consolidated leverage ratios at December 31, 2005 and 2004 were 10.09%, and 9.55%, respectively.
At December 31, 2005, all three of the capital ratios of the Bank exceeded the minimum ratios required by federal regulation. Management monitors these ratios on a regular basis to ensure that the Bank remains within regulatory guidelines. Further information regarding the actual and required capital ratios is provided in Note 19 of the Notes to Consolidated Financial Statements in Item 8 below.
During the fourth quarter of 2005, Umpqua’s Board of Directors approved increasing the quarterly cash dividend rate to $0.12 from $0.08 per share in the third quarter of 2005 and $0.06 per share in the second quarter of 2005. This increase was made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels and expected asset growth. The payment of cash dividends is subject to regulatory limitations as described under the Supervision and Regulation section of Part I of this report. There is no assurance that future cash dividends will be declared or increased. The following table presents cash dividends declared and dividend payout ratios (dividends declared per share divided by basic earnings per share) for the years ended December 31, 2005, 2004 and 2003:
Cash Dividends and Payout Ratios

	2005	2004	2003

Dividend declared per share	$0.32	$0.22	$0.16
Dividend payout ratio	20%	17%	13%
Our Board of Directors has approved a stock repurchase plan for up to 2.5 million shares of common stock. As of December 31, 2005, a total of 2.1 million shares remain available for repurchase under this authorization, which expires on June 30, 2007. In addition, our stock option plans provide for option holders to pay for the exercise price in part or whole by tendering previously held shares. Although no shares were repurchased in open market transactions during the fourth quarter of 2005, we expect to continue to repurchase additional shares in the future. The timing and amount of such repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings and our capital plan.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The absolute level and volatility of interest rates can have a significant impact on our profitability. The objective of interest rate risk management is to identify and manage the sensitivity of net interest income to changing interest rates to achieve our overall financial objectives. Based on economic conditions, asset quality and various other considerations, management establishes tolerance ranges for interest rate sensitivity and manages within these ranges. Net interest income and the fair value of financial instruments are greatly influenced by changes in the level of interest rates. We manage exposure to fluctuations in interest rates through policies that are established by the Asset/ Liability Management Committee (“ALCO”). The ALCO meets monthly and has responsibility for developing asset/ liability management policy, formulating and implementing strategies to improve balance sheet positioning and earnings and reviewing interest rate sensitivity. The Board of Directors’ Loan and Investment Committee provides oversight of the asset/ liability management process, reviews the results of the interest rate risk analyses prepared for the ALCO and approves the asset/ liability policy on an annual basis.
Management utilizes an interest rate simulation model to estimate the sensitivity of net interest income to changes in market interest rates. Such estimates are based upon a number of assumptions for each scenario, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments. Interest rate sensitivity is a function of the repricing characteristics of our interest-earning assets and interest-bearing liabilities. These repricing characteristics are the time frames within which the interest-bearing assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity during the life of the instruments. Interest rate sensitivity management focuses on the maturity structure of assets and liabilities and their repricing characteristics during periods of changes in market interest rates. Effective interest rate sensitivity management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable timeframe, thereby minimizing the impact of interest rate changes on net interest income. Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities at a point in time that are subject to repricing at various time horizons: immediate to three months, four to twelve months, one to five years, over five years, and on a cumulative basis. The differences are known as interest sensitivity gaps. The table below sets forth interest sensitivity gaps for these different intervals as of December 31, 2005.
Interest Sensitivity Gap

(in thousands)
	By Repricing Interval
					Non-Rate-
	0-3 Months	4-12 Months	1-5 Years	Over 5 Years	Sensitive	Total

ASSETS
Temporary Investments	$10,233	$—	$—	$—	$—	$10,233
Securities available-for-sale	82,649	70,440	350,841	180,501	(12,563)	671,868
Securities held-to-maturity	1,997	2,190	3,415	1,075	—	8,677
Trading account assets	601	—	—	—	—	601
Loans and loans held for sale	1,571,754	531,934	1,683,103	152,130	(8,229)	3,930,692
Non-interest-earning assets	—	—	—	—	738,568	738,568

Total assets	1,667,234	604,564	2,037,359	333,706	717,776	$5,360,639

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	576,037	—	—	—	—	$576,037
Savings and money-market deposits	1,597,311	—	—	—	—	1,597,311
Time deposits	354,659	481,758	283,822	4,616	349	1,125,204
Securities sold under agreements to repurchase	58,865	—	—	—	—	58,865
Federal funds purchased	55,000	—	—	—	—	55,000
Term debt	37	117	1,730	541	759	3,184
Junior subordinated debentures	118,561	—	27,836	10,465	8,863	165,725
Non-interest bearing liabilities and shareholders’ equity	—	—	—	—	1,779,313	1,779,313

Total liabilities and shareholders’ equity	2,760,470	481,875	313,388	15,622	1,789,284	$5,360,639

Interest rate sensitivity gap	(1,093,236)	122,689	1,723,971	318,084	(1,071,508)	—
Cumulative interest rate sensitivity gap	$(1,093,236)	$(970,547)	$753,424	$1,071,508	$—

Cumulative gap as a % of earning assets	-23.5%	-20.9%	16.2%	23.1%

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
We utilize an interest rate simulation model to monitor and evaluate the impact of changing interest rates on net interest income. The estimated impact on our net interest income over a time horizon of one year as of December 31, 2005 is indicated in the table below. For the scenarios shown, the interest rate simulation assumes a parallel and sustained shift in market interest rates ratably over a twelve-month period and no change in the composition or size of the balance sheet. For example, the “up 200 basis points” scenario is based on a theoretical increase in market rates of 16.7 basis points per month for twelve months.

Umpqua Holdings Corporation
Interest Rate Simulation Impact on Net Interest Income

As of December 31,
(in thousands)
	2005		2004		2003

	Increase (Decrease)		Increase (Decrease)		Increase (Decrease)
	in Net Interest		in Net Interest		in Net Interest
	Income From	Percentage	Income From	Percentage	Income From	Percentage
	Base Scenario	Change	Base Scenario	Change	Base Scenario	Change

Up 200 basis points	$2,664	1.1%	$7,265	3.3%	$5,433	4.2%
Up 100 basis points	$1,482	0.6%	$6,138	2.8%	$3,434	2.7%
Down 100 basis points	$(2,147)	-0.9%	$(6,503)	-3.0%	$(4,199)	-3.1%
Down 200 basis points	$(5,709)	-2.4%	$(13,986)	-6.4%	$(6,852)	-5.3%
As of December 31, 2005, 2004 and 2003, we believe our balance sheet was in an “asset-sensitive” position, as the repricing characteristics were such that an increase in market interest rates would have a positive effect on net interest income and a decrease in market interest rates would have negative effect on net interest income. The flattening yield curve in 2005 resulted in decreased asset sensitivity from the previous years. Some of the assumptions made in the simulation model may not materialize and unanticipated events and circumstances will occur. In addition, the simulation model does not take into account any future actions which we could undertake to mitigate an adverse impact due to changes in interest rates from those expected or in the actual level of market interest rates.
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
The table below illustrates the effects of various market interest rate changes on the fair values of financial assets and liabilities (excluding mortgage servicing rights) as compared to the corresponding carrying values and fair values:
Interest Rate Simulation Impact on Fair Value of Financial Assets and Liabilities

As of December 31,
(in thousands)
	2005		2004

	Increase (Decrease) in		Increase (Decrease) in
	Estimated Fair	Percentage	Estimated Fair	Percentage
	Value of Equity	Change	Value of Equity	Change

Up 200 basis points	$(71,891)	-8.0%	$(131,755)	-16.6%
Up 100 basis points	$(39,490)	-4.4%	$(66,321)	-8.3%
Down 100 basis points	$9,406	1.0%	$49,911	6.3%
Down 200 basis points	$28,848	3.2%	$116,282	14.4%
The flattening yield curve in 2005 resulted in decreased fair value sensitivity from 2004.

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
Our financial statements included in Item 8 below have been prepared in accordance with accounting principles generally accepted in the United States, which requires us to measure financial position and operating results principally in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on our results of operations is through increased operating costs, such as compensation, occupancy and business development expenses. In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the rate of inflation. Although interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond our control, including U.S. fiscal and monetary policy and general national and global economic conditions.

Umpqua Holdings Corporation
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Umpqua Holdings Corporation and Subsidiaries
We have audited the accompanying consolidated balance sheet of Umpqua Holdings Corporation and Subsidiaries (the Company) as of December 31, 2005, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2005. We also have audited management’s assessment included in the accompanying Report of Management on Internal Control over Financial Reporting that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits. The financial statements as of and for each of the years in the two year period ended December 31, 2004 were audited by other auditors whose report dated March 31, 2005 expressed an unqualified opinion on those statements.
We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and well as evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and Directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Umpqua Holdings Corporation and Subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that Umpqua Holdings Corporation maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Umpqua Holdings Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ Moss Adams LLP
Portland, Oregon
March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Umpqua Holdings Corporation
Portland, Oregon
We have audited the consolidated balance sheet of Umpqua Holdings Corporation and subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Umpqua Holdings Corporation and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Portland, Oregon
March 31, 2005

Umpqua Holdings Corporation
UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004
(in thousands, except shares	2005	2004

ASSETS
Cash and due from banks	$151,521	$94,561
Temporary investments	10,233	23,646

Total cash and cash equivalents	161,754	118,207
Trading account assets	601	1,577
Investment securities available for sale, at fair value	671,868	675,984
Investment securities held to maturity, at amortized cost	8,677	11,807
Mortgage loans held for sale	9,061	20,791
Loans	3,921,631	3,467,904
Allowance for loan losses	(43,885)	(44,229)

Net loans	3,877,746	3,423,675
Federal Home Loan Bank stock, at cost	14,263	14,218
Premises and equipment, net	88,865	85,681
Goodwill and other intangible assets, net	408,503	408,460
Mortgage servicing rights, net	10,890	11,154
Other assets	108,411	101,481

Total assets	$5,360,639	$4,873,035

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$987,714	$891,731
Interest bearing	3,298,552	2,907,376

Total deposits	4,286,266	3,799,107
Securities sold under agreements to repurchase and federal funds purchased	113,865	88,267
Term debt	3,184	88,451
Junior subordinated debentures	165,725	166,256
Other liabilities	53,338	43,341

Total liabilities	4,622,378	4,185,422

COMMITMENTS AND CONTINGENCIES (NOTE 14)
SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized; issued and outstanding: 44,556,269 in 2005 and 44,211,075 in 2004	564,579	560,611
Retained earnings	183,591	128,112
Accumulated other comprehensive loss	(9,909)	(1,110)

Total shareholders’ equity	738,261	687,613

Total liabilities and shareholders’ equity	$5,360,639	$4,873,035

See notes to consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2005, 2004 and 2003
(in thousands, except per shre amounts)	2005	2004	2003

INTEREST INCOME
Interest and fees on loans	$251,715	$170,791	$126,900
Interest and dividends on investment securities
Taxable	26,268	24,076	11,948
Exempt from federal income tax	2,544	2,325	2,443
Dividends	164	254	307
Other interest income	1,585	612	534

Total Interest Income	282,276	198,058	142,132
INTEREST EXPENSE
Interest on deposits	59,578	30,999	23,608
Interest on federal funds purchased and repurchase agreements	2,207	794	502
Interest on term debt	659	2,023	1,035
Interest on junior subordinated debentures	10,550	6,555	3,715

Total interest expense	72,994	40,371	28,860

Net interest income	209,282	157,687	113,272
Provision for loan losses	2,468	7,321	4,550

Net interest income after provision for loan losses	206,814	150,366	108,722
NON-INTEREST INCOME
Service charges on deposit accounts	21,697	17,404	12,556
Brokerage commissions and fees	11,317	11,829	9,498
Mortgage banking revenue, net	6,426	7,655	11,473
Net gain on sale of investment securities	1,439	19	2,155
Other income	6,903	4,466	2,319

Total non-interest income	47,782	41,373	38,001
NON-INTEREST EXPENSE
Salaries and employee benefits	82,467	67,351	53,090
Net occupancy and equipment	24,693	19,765	14,833
Communications	5,841	5,752	4,630
Marketing	4,564	4,228	3,567
Services	13,245	9,414	7,367
Supplies	2,706	1,995	2,100
Intangible amortization	2,430	1,512	404
Merger related expenses	262	5,597	2,082
Other expenses	10,848	9,565	7,196

Total non-interest expenses	147,056	125,179	95,269
Income before income taxes and discontinued operations	107,540	66,560	51,454
Provision for income taxes	37,805	23,270	17,970

Income from continuing operations	69,735	43,290	33,484
Gain on sale of discontinued operations, net of tax	—	3,375	—
Income from discontinued operations, net of tax	—	501	635

Net income	$69,735	$47,166	$34,119

BASIC EARNINGS PER SHARE
Continuing operations	$1.57	$1.21	$1.18
Discontinued operations	—	0.11	0.03

Net income	$1.57	$1.32	$1.21

DILUTED EARNINGS PER SHARE
Continuing operations	$1.55	$1.19	$1.17
Discontinued operations	—	0.11	0.02

Net income	$1.55	$1.30	$1.19

See notes to consolidated financial statements

Umpqua Holdings Corporation
UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

				Accumulated
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’				Other
EQUITY	Common Stock			Comprehensive
For the years ended December 31, 2005, 2004 and 2003			Retained	Income
(in thousands, except share)	Shares	Amount	Earnings	(Loss)	Total

BALANCE AT JANUARY 1, 2003	27,980,591	$225,380	$59,475	$3,304	$288,159
Net income			34,119		34,119
Other comprehensive loss, net of tax:
Unrealized losses on securities arising during the year(1)				(4,166)	(4,166)

Comprehensive income					$29,953

Deferred compensation earned during the year		149			149
Stock repurchased and retired	(24,000)	(409)			(409)
Issuances of common stock under stock plans and related tax benefit (Note 20)	455,225	5,653			5,653
Cash dividends ($0.16 per share)			(4,536)		(4,536)

Balance at December 31, 2003	28,411,816	$230,773	$89,058	$(862)	$318,969

BALANCE AT JANUARY 1, 2004	28,411,816	$230,773	$89,058	$(862)	$318,969
Net income			47,166		47,166
Other comprehensive loss, net of tax:
Unrealized losses on securities arising during the year(2)				(248)	(248)

Comprehensive income					$46,918

Deferred compensation earned during the year		226			226
Stock repurchased and retired	(321,729)	(6,062)			(6,062)
Issuances of common stock under stock plans and related tax benefit (Note 20)	629,661	9,018			9,018
Stock issued in connection with acquisitions (Note 3)	15,491,327	326,656			326,656
Cash dividends ($0.22 per share)			(8,112)		(8,112)

Balance at December 31, 2004	44,211,075	$560,611	$128,112	$(1,110)	$687,613

BALANCE AT JANUARY 1, 2005	44,211,075	$560,611	$128,112	$(1,110)	$687,613
Net income			69,735		69,735
Other comprehensive loss, net of tax:
Unrealized losses on securities arising during the year(3)				(8,799)	(8,799)

Comprehensive income					$60,936

Deferred compensation earned during the period		693			693
Stock repurchased and retired	(84,185)	(1,904)			(1,904)
Issuances of common stock under stock plans and related tax benefit (Note 20)	429,379	5,179			5,179
Cash dividends ($0.32 per share)			(14,256)		(14,256)

Balance at December 31, 2005	44,556,269	$564,579	$183,591	$(9,909)	$738,261

(1)	Net unrealized holding loss on securities of $2.9 million (net of $1.8 million tax benefit), plus reclassification adjustment for net gains included in net income of $1.3 million (net of $847,000 tax expense).
(2)	Net unrealized holding loss on securities of $237,000 (net of $101,000 tax benefit), plus reclassification adjustment for net gains included in net income of $11,000 (net of $8,000 tax expense).
(3)	Net unrealized holding loss on securities of $7.9 million (net of $5.3 million tax benefit), plus reclassification adjustment for net gains included in net income of $863,000 (net of $576,000 tax expense).
See notes to consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2005, 2004 and 2003
(in thousands)	2005	2004	2003

Net income	$69,735	$47,166	$34,119
Unrealized losses arising during the period on investment securities available for sale	(13,226)	(338)	(4,707)
Add: Reclassification adjustment for gains realized in net income, net of tax (expense of $576, $8 and $847 in 2005, 2004 and 2003, respectively)	(863)	(11)	(1,308)
Less: Income tax benefit related to unrealized losses on investment securities, available for sale	(5,290)	(101)	(1,849)

Net unrealized losses on investment securities available for sale	(8,799)	(248)	(4,166)

Comprehensive income	$60,936	$46,918	$29,953

See notes to consolidated financial statements

Umpqua Holdings Corporation
UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME		Revised— see Note 1
For the Years Ended December 31, 2005, 2004 and 2003
(in thousands)	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$69,735	$47,166	$34,119
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Gain on sale of discontinued operations, net of tax	—	(3,375)	—
Income from discontinued operations net of tax	—	(501)	(635)
Federal Home Loan Bank stock dividends	(164)	(254)	(307)
Deferred income tax expense	7,575	6,910	4,074
Amortization of investment premiums, net	1,150	945	3,618
Origination of loans held for sale	(289,277)	(438,565)	(863,351)
Proceeds from sales of loans held for sale	299,868	456,548	901,386
Net decrease (increase) in trading account assets	976	(312)	640
Provision for loan losses	2,468	7,321	4,550
Gain on sales of loans	(214)	(976)	(13,484)
Gain on sale of investment securities available-for-sale	(1,439)	(19)	(2,155)
(Decrease) increase in mortgage servicing rights	(1,736)	569	(982)
Depreciation and amortization	10,992	7,769	5,961
Tax benefits of stock options exercised	2,425	3,079	911
Net (increase) decrease in other assets	(10,096)	10,990	(19,400)
Net increase (decrease) in other liabilities	7,298	(14,053)	3,641
Other, net	630	1,873	(415)

Net cash provided by operating activities of continuing operations	$100,191	$85,115	$58,171
Net cash provided by operating activities of discontinued operations	—	3,876	635

Net cash provided by operating activities	100,191	88,991	58,806

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(175,546)	(133,763)	(399,235)
Purchases of Federal Home Loan Bank stock	—	(3,027)	(2,115)
Sales and maturities of investment securities available-for-sale	166,012	177,886	220,157
Redemption of Federal Home Loan Bank stock	119	663	1,843
Maturities of investment securities held-to-maturity	3,169	2,846	3,833
Net loan and lease originations	(455,227)	(418,059)	(226,554)
Purchase of loans	(40,410)	(20,352)	(11,000)
Disposals of furniture and equipment	89	17,312	3,277
Acquisitions	—	50,894	—
Proceeds from sales of loans	39,888	27,631	4,449
Purchases of premises and equipment	(12,051)	(20,141)	(13,911)

Net cash used by investing activities	(473,957)	(318,110)	(419,256)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit liabilities	487,610	229,889	275,856
Net increase (decrease) in Fed funds purchased	27,000	(12,000)	35,000
Net (decrease) increase in securities sold under agreements to repurchase	(1,402)	16,736	12,299
Dividends paid on common stock	(11,557)	(8,112)	(4,536)
Proceeds from the issuance of Trust preferred securities	—	—	20,000
Proceeds from stock options exercised	2,754	5,939	4,742
Retirement of common stock	(1,904)	(6,062)	(409)
Term debt borrowings	—	270	50,000
Repayment of term debt	(85,188)	(13,340)	(19,038)

Net cash provided by financing activities	417,313	213,320	373,914

Net increase (decrease) in cash and cash equivalents	43,547	(15,799)	13,464

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$68,821	$37,862	$29,022
Income taxes	$19,418	$16,257	$15,230
See notes to consolidated financial statements

Umpqua Holdings Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
NOTE 1.    SIGNIFICANT ACCOUNTING POLICIES
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
Basis of Financial Statement Presentation—The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with prevailing practices within the banking and securities industries. In preparing such financial statements, management is required to make certain estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses for the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the valuation of mortgage servicing rights and the valuation of goodwill and other intangible assets.
Consolidation—The accompanying consolidated financial statements include the accounts of the Company, the Bank and Strand. All significant intercompany balances and transactions have been eliminated in consolidation.
Cash and Cash Equivalents—Cash and cash equivalents include cash and due from banks, and temporary investments which are federal funds sold and interest-bearing balances due from other banks. Cash and cash equivalents generally have a maturity of 90 days or less at the time of purchase.
Trading Account Securities—Debt securities held for resale are classified as trading account securities and reported at fair value. Realized and unrealized gains or losses are recorded in non-interest income. For all periods presented, the only securities classified as trading were held by Strand.
Investment Securities—Debt securities are classified as held-to-maturity if the Company has both the intent and ability to hold those securities to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the effective interest method over their contractual lives.
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
Unrealized losses due to fluctuations in the fair value of securities held to maturity or available for sale are recognized through earnings when it is determined that an other than temporary decline in value has occurred. The Company assesses other-than-temporary impairment based on the nature of the decline and whether the Company has the ability and intent to hold the investments until a market price recovery. No other than temporary impairment losses were recognized in the years ended December 31, 2005, 2004 or 2003. Additional information on recent developments in the accounting for securities that are considered impaired is included under the heading Recently Issued Accounting Pronouncements below. Additional information on investment securities is included in Note 5.
Loans Held For Sale—Loans held for sale includes mortgage loans and are reported at the lower of cost or market value. Cost approximates market value, given the short duration of these assets. Gains or losses on the sale of loans that are held for sale are recognized at the time of the sale and determined by the difference between net sale proceeds and the net book value of the loans less the estimated fair value of any retained mortgage servicing rights.

Umpqua Holdings Corporation and Subsidiaries
Loans—Loans are stated at the amount of unpaid principal, net of unearned income and any deferred fees or costs. All discounts and premiums are recognized over the estimated life of the loan as yield adjustments. This estimated life is adjusted for prepayments.
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
The decision to classify a loan as impaired is made by the Bank’s Allowance for Loan Losses Committee. This Committee meets regularly to review the status of all problem and potential problem loans. If the Committee concludes a loan is impaired but recovery of the full principal and interest is expected, an impaired loan may remain on accrual status.
Allowance for Loan Losses—The Bank performs regular credit reviews of the loan portfolio to determine the credit quality of the portfolio and the adherence to underwriting standards. When loans are originated, they are assigned a risk rating that is assessed periodically during the term of the loan through the credit review process. The risk ratings are a primary factor in determining an appropriate amount for the allowance for loan losses. During 2004, the Bank formed a management ALL Committee, which is responsible for, among other things, regular review of the ALL methodology, including loss factors, and ensuring that it is designed and applied in accordance with generally accepted accounting principles. The ALL Committee reviews loans that have been placed on non-accrual status and approves placing loans on impaired status. The ALL Committee also approves removing loans that are impaired from impairment and non-accrual status. The Bank’s Audit and Compliance Committee provides board oversight of the ALL process and reviews and approves the ALL methodology on a quarterly basis.
Each risk rating is assessed an inherent credit loss factor that determines the amount of the allowance for loan losses provided for that group of loans with similar risk rating. Credit loss factors may vary by region based on management’s belief that there may ultimately be different credit loss rates experienced in each region.
The regular credit reviews of the portfolio also identify loans that are considered potentially impaired. Potentially impaired loans are referred to the ALL Committee which reviews and approves designating loans as impaired. A loan is considered impaired when based on current information and events, we determine that we will probably not be able to collect all amounts due according to the loan contract, including scheduled interest payments.
When we identify a loan as impaired, we measure the impairment using discounted cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of the collateral, less selling costs, instead of discounted cash flows.
If we determine that the value of the impaired loan is less than the recorded investment in the loan, we recognize this impairment reserve as a specific component to be provided for in the allowance for loan losses.
The combination of the risk rating based allowance component and the impairment reserve allowance component lead to an allocated allowance for loan losses. The Bank also maintains an unallocated allowance amount to provide for other credit losses inherent in a loan portfolio that may not have been contemplated in the credit loss factors.

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
Management believes that the ALL was adequate as of December 31, 2005. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALL and could possibly result in additional charges to the provision for loan losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan losses in future periods if the results of their review warrant. Approximately 78% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan losses.
As adjustments become necessary, they are reported in earnings in the periods in which they become known. Loans or portions thereof deemed uncollectible are charged to the allowance. Provisions for losses, and recoveries on loans previously charged off, are added to the allowance. Additional information on the allowance for loan losses is included in Note 6.
Reserve for Unfunded Commitments—A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is adequate to absorb probable losses associated with the Bank’s commitment to lend funds under existing agreements such as letters or lines of credit. Management determines the adequacy of the reserve for unfunded commitments based upon reviews of individual credit facilities, current economic conditions, the risk characteristics of the various categories of commitments and other relevant factors. The reserve is based on estimates, and ultimate losses may vary from the current estimates. These estimates are evaluated on a regular basis and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Draws on unfunded commitments that are considered uncollectible at the time funds are advanced are charged to the allowance. Provisions for unfunded commitment losses, and recoveries on loans previously charged off, are added to the reserve for unfunded commitments, which is included in the Other Liabilities section of the consolidated balance sheets.
Prior to September 30, 2004, the reserve for unfunded commitments was recognized in the allowance for loan losses. During the third quarter of 2004, approximately $1.2 million of the allowance was reclassified to establish the reserve for unfunded commitments. Prior to January 1, 2004, there was not any specific component of the allowance for loan losses ascribed to unfunded commitments, therefore this reclassification was not applied to periods prior to 2004.
Loan Fees and Direct Loan Origination Costs—Loan origination and commitment fees and direct loan origination costs are deferred and recognized as an adjustment to the yield over the life of the related loans.
Income Taxes—Income taxes are accounted for using the asset and liability method. Under this method a deferred tax asset or liability is determined based on the enacted tax rates which will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s income tax returns. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not, that all or some portion of the potential deferred tax asset will not be realized.
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

Umpqua Holdings Corporation and Subsidiaries
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
SBA/ USDA Loans Sold—The Bank, on a regular basis, sells or transfers loans, including the guaranteed portion of Small Business Administration (“SBA”) and Department of Agriculture (“USDA”) loans (with servicing retained) for cash proceeds equal to the principal amount of loans, as adjusted to yield interest to the investor based upon the current market rates. The Bank records an asset representing the right to service loans for others when it sells a loan and retains the servicing rights. The carrying value of loans is allocated between the loan and the servicing rights, based on their relative fair values. The fair value of servicing rights is estimated by discounting estimated future cash flows from servicing using discount rates that approximate current market rates and using estimated prepayment rates. The servicing rights are carried at the lower of cost or market and are amortized in proportion to, and over the period of, the estimated net servicing income, assuming prepayments.
For purposes of evaluating and measuring impairment, servicing rights are based on a discounted cash flow methodology, current prepayment speeds and market discount rate. Any impairment is measured as the amount by which the carrying value of servicing rights for a stratum exceeds its fair value. The carrying value of SBA/ USDA servicing rights at December 31, 2005 and 2004 were $657,000 and $685,000, respectively. No impairment charges were recorded for the years ended December 31, 2005, 2004 or 2003 related to SBA/ USDA servicing assets.
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
Premises and Equipment—Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided over the estimated useful life of equipment, generally three to ten years, on a straight-line or accelerated basis. Depreciation is provided over the estimated useful life of premises, up to 39 years, on a straight-line or accelerated basis. Leasehold improvements are amortized over the life of the related lease, or the life of the related asset, whichever is shorter. Expenditures for major renovations and betterments of the Company’s premises and equipment are capitalized.
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
Goodwill and Other Intangibles—Intangible assets are comprised of goodwill and core deposit intangibles acquired in business combinations. Goodwill and intangible assets with indefinite useful lives are not amortized. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and also reviewed for impairment.
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
Other Real Estate Owned—Other real estate owned represents real estate which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned is recorded at the lower of the carrying amount of the loan or fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Revenue and expenses from operations and subsequent adjustments to the carrying amount of the property are included in other non-interest expense in the consolidated statements of income.
In some instances, the Bank may make loans to facilitate the sales of other real estate owned. Management reviews all sales for which it is the lending institution for compliance with sales treatment under provisions established by SFAS No. 66, Accounting for Sales of Real Estate.
Federal Home Loan Bank Stock—Federal Home Loan Bank stock represents the Bank’s investment in the Federal Home Loan Banks of Seattle and San Francisco (“FHLB”) stock and is carried at par value, which reasonably approximates its fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets or FHLB advances. At December 31, 2005, the Bank’s minimum required investment was approximately $10 million. The Bank may request redemption at par value of any stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB.
Derivative Loan Commitments—The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. The commitments to originate mortgage loans held for sale and the related forward delivery contracts are considered derivatives. The Company accounts for its derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The Statement requires recognition of all derivatives as either assets or liabilities in the balance sheet and requires measurement of those instruments at fair value through adjustments to accumulated other comprehensive income and/or current earnings, as appropriate. The Company reports changes in fair values in current period net income.
The fair value of the derivative loan commitments is estimated using the present value of expected future cash flows. Assumptions used include pull-through rate assumption based on historical information, current mortgage interest rates, the stage of completion of the underlying application and underwriting process, and the time remaining until the expiration of the derivative loan commitment.
Operating Segments—SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, requires public enterprises to report certain information about their operating segments in a complete set of financial statements to shareholders. It also requires reporting of certain enterprise-wide information about the Company’s products and services, its activities in different geographic areas, and its reliance on major customers. The basis for determining the Company’s operating segments is the manner in which management operates the business. Management has identified three primary business segments, Community Banking, Retail Brokerage and Mortgage Banking. Additional information on Operating Segments is provided in Note 22.
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

Umpqua Holdings Corporation and Subsidiaries
The following table presents the effect on net income and earnings per share if the fair value based method prescribed by SFAS No. 123, using straight-line expense recognition, had been applied to all outstanding and unvested awards in each period:
Stock-Based Compensation Disclosure

Years Ended December 31,
(in thousands, except per share data)
	2005	2004	2003

NET INCOME, AS REPORTED	$69,735	$47,166	$34,119
Deduct: Additional stock-based employee compensation determined under the fair value based method for all awards, net of tax effects	(813)	(617)	(771)

Pro forma net income	$68,922	$46,549	$33,348

INCOME FROM CONTINUING OPERATIONS, AS REPORTED	$69,735	$43,290	$33,484
Deduct: Additional stock-based employee compensation determined under the fair value based method for all awards, net of tax effects	(813)	(617)	(771)

Pro forma income from continuing operations	$68,922	$42,673	$32,713

NET INCOME PER SHARE:
Basic—as reported	$1.57	$1.32	$1.21
Basic—pro forma	$1.55	$1.30	$1.18
Diluted—as reported	$1.55	$1.30	$1.19
Diluted—pro forma	$1.53	$1.28	$1.16
INCOME FROM CONTINUING OPERATIONS PER SHARE:
Basic—as reported	$1.57	$1.21	$1.18
Basic—pro forma	$1.55	$1.19	$1.16
Diluted—as reported	$1.55	$1.19	$1.17
Diluted—pro forma	$1.53	$1.17	$1.14
The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model, as permitted, using the following weighted-average assumptions:

	2005	2004	2003

Dividend yield	1.67%	2.00%	1.35%
Expected life (years)	7.5	8.2	6.8
Expected volatility	38%	39%	45%
Risk-free rate	4.21%	4.45%	5.00%
Weighted average grant date fair value of options granted	$9.50	$9.27	$8.16
The Company’s stock compensation plan provides for granting of restricted stock awards. The restricted stock awards generally vest ratably over 5 years and are recognized as expense over that same period of time. For the years ended December 31, 2005, 2004 and 2003, compensation expense of $241,000, $256,000 and $52,000, respectively, was recognized in connection with restricted stock grants.
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
During 2004, the Company entered into a transaction that resulted in certain financial results being reported as a discontinued operation. Accordingly, the presentations for all periods include basic and diluted earnings per share from continuing operations and discontinued operations. These are computed in the same manner as described above, except the numerator is income from continuing operations or income from discontinued operations (net of tax), respectively (See Note 2).

Advertising Expenses—Advertising costs are generally expensed as incurred.
Recently Issued Accounting Pronouncements—In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share Based Payment, a revision to the previously issued guidance on accounting for stock options and other forms of equity-based compensation. SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based forms of compensation issued to employees. For the Company, this standard became effective on January 1, 2006. The Company does not expect the impact of adoption of SFAS No. 123R on net income and earnings per share will be materially different from the current fair value pro forma disclosure described above.
We adopted FAS 123R on January 1, 2006 under the modified prospective method which means any awards that are granted or modified after the date of adoption will be measured and accounted for under the provisions of SFAS No. 123R. The unvested portion of previously granted awards will continue to be accounted for under SFAS No. 123, Accounting for Stock-Based Compensation, except that the compensation expense associated with the unvested portions will be recognized in the statement of income.
In March 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force regarding issue 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-01”). The consensus provided guidance for determining when an investment is other-than-temporarily-impaired and established disclosure requirements for investments with unrealized losses. The guidance was effective for periods beginning after June 15, 2004. On September 30, 2004, the FASB deferred the implementation of the recognition criteria of EITF 03-01. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP nullifies certain requirements of Issue 03-1. Based on the clarification provided in FSP FAS 115-1 and FAS 124-1, the amount of any other-than-temporary impairment that needs to be recognized will continue to be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee and an entity’s intent and ability to hold the impaired investment at the time of the valuation. FSP FAS 115-1 and FAS 124-1 are effective for reporting periods beginning after December 15, 2005. Adoption of this FSP is not expected to have a material effect on our financial condition or results of operations.
In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans and Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for acquired loans that show evidence of having deteriorated in terms of credit quality since their origination and for which a loss is deemed probable of occurring. SOP 03-3 requires acquired loans to be recorded at their fair value, defined as the present value of future cash flows including interest income, to be recognized over the life of the loan. SOP 03-3 prohibits the carryover of an allowance for loan loss on certain acquired loans within its scope considered in the future cash flows assessment. SOP 03-3 was effective for loans acquired in fiscal years beginning after December 15, 2004 and has not had a material effect on our financial condition or results of operations.
Reclassifications—Certain amounts reported in prior years’ financial statements have been reclassified to conform to the current presentation. The results of the reclassifications are not considered material and have no effect on previously reported net income and earnings per share.
Revisions—In 2005, the Company revised the Consolidated Statements of Cash Flows to separately disclose the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.
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

Umpqua Holdings Corporation and Subsidiaries
The following table presents the contribution components from the Bank’s merchant bankcard operations for the years ended December 31, 2005, 2004 and 2003:
Contribution from Merchant Bankcard

(in thousands)
	2005	2004	2003

Other non-interest income	$—	$827	$1,042
Provision for income taxes	—	(326)	(407)

Income from discontinued operations, net of tax	$—	$501	$635

At December 31, 2004, a liability of $239,000 was recorded in connection with professional fees and contract termination costs related to the sale of the merchant bankcard portfolio. At December 31, 2005, there was no remaining liability recorded related to the sale.
In accordance with SFAS No. 144, Impairment of Long-Lived Assets, the financial results related to the merchant bankcard operation (exclusive of the gain on sale) have been reclassified as income from discontinued operations, net of tax, in the statements of income for all periods presented. Although the gain on sale of discontinued operations, net of tax and income from discontinued operations, net of tax are shown separately on the statements of income, they have been combined for all other presentations in this Report. Collectively, they are referred to as income from discontinued operations, net of tax in the Notes to Consolidated Financial Statements.
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
The aggregate purchase price was $328.1 million and included common stock valued at $309.7 million, stock options valued at $17.2 million and direct merger costs of $1.0 million. The value of the 15.5 million common shares issued was determined based on the $19.98 average closing market price of the Company’s common stock for the two trading days before and after announcement of the merger agreement on March 15, 2004. Outstanding Humboldt stock options were converted (using the same 1:1 exchange ratio applied to the share conversion) into approximately 1.1 million Umpqua Holdings Corporation stock options, at a weighted average fair value of $15.58 per option. Substantially all of the Humboldt options were vested as of the date the merger was completed and the compensation expense associated with the converted options has not been significant.

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

Subsequent to the acquisition, certain of these assets were adjusted as part of the allocation of the purchase price. In 2005, the increase in goodwill is attributed to tax adjustments related to the Humboldt acquisition. Additional tax related adjustments may be made to the purchase price allocation. At December 31, 2005, the goodwill asset recorded in connection with the Humboldt acquisition was $239.8 million.
The following table presents unaudited pro forma results of operations for the year ended December 31, 2004 as if the acquisition of Humboldt had occurred on January 1, 2004. Since Humboldt completed its merger with California Independent Bancorp (“CIB”) on January 6, 2004, the pro forma results for that transaction are presented separately in the table. Any revenue enhancements and cost savings as a result of the Humboldt merger have not been reflected in the pro forma combined condensed statements of income. No assurance can be given with respect to the ultimate level of such revenue

Umpqua Holdings Corporation and Subsidiaries
enhancements or cost savings. The pro forma results do not necessarily indicate the results that would have been obtained had the acquisitions actually occurred on January 1, 2004:
Pro Forma Financial Information–Unaudited

2004
(in thousands, except per share data)				Pro Forma		Pro Forma
	Umpqua	Humboldt(d)	CIB(e)	Adjustments		Combined

Net interest income	$157,687	$32,607	$165	$736	(a)	$191,195
Provision for loan losses	7,321	1,243	—	—		8,564
Non-interest income	41,373	6,935	34	—		48,342
Non-interest expense	125,179	26,852	18	1,198	(b)	153,247

Income from continuing operations, before income taxes	66,560	11,447	181	(462)		77,726
Provision for income taxes	23,270	3,503	65	(194)	(c)	26,644

Income from continuing operations	$43,290	$7,944	$116	$(268)		$51,082

EARNINGS PER SHARE FROM CONTINUING OPERATIONS:
Basic	$1.21					$1.19
Diluted	$1.19					$1.16
AVERAGE SHARES OUTSTANDING:
Basic	35,804					43,107
Diluted	36,345					43,866

(a)	Includes $1.5 million of net accretion related to the Humboldt acquisition, less $712,000 of accretion recognized by Humboldt in connection with the CIB merger for the period January 1 through July 9, 2004.

(b)	Includes amortization of premises and fixed asset purchase accounting adjustments of $32,000 and core deposit intangible amortization of $1.2 million.

(c)	Income tax effect of pro forma adjustments at 42%.

(d)	Excludes merger related expenses for the Humboldt merger with Umpqua of $3.1 million.
(e)	Excludes merger related expenses for the CIB merger with Humboldt of $5.3 million and related tax benefit of $1.7 million.
The Company incurs significant expenses related to mergers that cannot be capitalized. Generally, these expenses begin to be recognized while due diligence is being conducted and continue until such time as all systems have been converted and operational functions become fully integrated. Merger-related expenses are included as a line item on the statements of income.
The following table presents the key components of merger-related expense for years ended December 31, 2005, 2004 and 2003. Substantially all of the merger-related expenses incurred during 2005 and 2004 were in connection with the Humboldt acquisition and substantially all of the merger-related expenses incurred during 2003 were in connection with the prior acquisition of Centennial Bancorp (“Centennial”).
Merger-Related Expense

(in thousands)
	2005	2004	2003

Professional fees	$211	$835	$92
Compensation and relocation	—	607	526
Communications	—	98	169
Premises and equipment	(65)	2,636	657
Charitable contributions	—	131	—
Other	116	1,290	638

Total	$262	$5,597	$2,082

The following table summarizes activity in the Company’s accrued restructuring charges related to the Humboldt and Centennial acquisitions:

(in thousands)
	Humboldt and Centennial

	2005	2004	2003

Beginning balance	$1,333	$377	$3,905
ADDITIONS:
Charged to merger expense	—	304	621
Charged to goodwill	92	2,113	248
Charged to deferred tax asset	61	319	—
Charged to fixed assets	—	349	—
UTILIZATION:
Reductions credited to goodwill	—	(363)	(1,602)
Reductions credited to merger expense	—	(147)	(21)
Reclassifications	—	(459)	(1,118)
Payments and write-offs	(1,327)	(1,160)	(1,656)

Ending Balance	$159	$1,333	$377

No additional merger-related expenses are expected in connection with Humboldt, Centennial or any other previous acquisitions.
NOTE 4.    CASH AND DUE FROM BANKS
The Bank is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The amount of required reserve balance at December 31, 2005 and 2004 was approximately $29.4 million and $26.1 million, respectively, and was met by holding cash and maintaining an average balance with the Federal Reserve Bank.
NOTE 5.    INVESTMENT SECURITIES
The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at December 31, 2005 and 2004:

December 31, 2005
(in thousands)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

AVAILABLE-FOR-SALE:
U.S. Treasury and agencies	$201,550	$18	$(5,030)	$196,538
Mortgage-backed securities and collateralized mortgage obligations	367,388	295	(8,100)	359,583
Obligations of states and political subdivisions	69,234	2	(1,400)	67,836
Other investment securities	50,067	—	(2,156)	47,911

	$688,239	$315	$(16,686)	$671,868

HELD-TO-MATURITY:
Obligations of states and political subdivisions	$8,302	$99	$—	$8,401
Other investment securities	375	—	—	375

	$8,677	$99	$—	$8,776

Umpqua Holdings Corporation and Subsidiaries

December 31, 2004	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value

AVAILABLE-FOR-SALE:
U.S. Treasury and agencies	$207,802	$90	$(1,263)	$206,629
Mortgage-backed securities and collateralized mortgage obligations	366,689	1,690	(2,911)	365,468
Obligations of states and political subdivisions	53,379	1,837	(280)	54,936
Other investment securities	50,117	—	(1,166)	48,951

	$677,987	$3,617	$(5,620)	$675,984

HELD-TO-MATURITY:
Obligations of states and political subdivisions	$11,432	$396	$—	$11,828
Other investment securities	375	—	—	375

	$11,807	$396	$—	$12,203

Investment securities that were in an unrealized loss position as of December 31, 2005 are presented in the following table, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to interest rate differentials:

(in thousands)
	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury and agencies	$47,811	$1,039	$147,710	$3,991	$195,521	$5,030
Mortgage-backed securities	134,059	2,505	12,162	504	146,221	3,009
Collateralized mortgage obligations	133,255	2,038	70,223	3,053	203,478	5,091
Obligations of states and political subdivisions	65,659	1,381	541	19	66,200	1,400
Other investment securities	—	—	47,882	2,156	47,882	2,156

Total temporarily impaired securities	$380,784	$6,963	$278,518	$9,723	$659,302	$16,686

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
The unrealized losses on mortgage-backed securities and collateralized mortgage obligations were caused by interest rate increases subsequent to the purchase of the securities. It is expected that the securities will not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Bank has the ability and intent to hold these investments until a market price recovery or to maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.
The unrealized losses on obligations of political subdivisions were caused by interest rate increases subsequent to the purchase of the securities. Management monitors published credit ratings of these securities and no adverse ratings changes have occurred since the date of purchase on obligations of political subdivisions in an unrealized loss position as of December 31, 2005. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Bank has the ability and intent to hold these investments until a market price recovery or to maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.
Other investment securities consists primarily of investments in two mutual funds comprised largely of mortgage-related securities, although the funds may also invest in U.S. government or agency securities, bank certificates of deposit insured by the FDIC or repurchase agreements. The unrealized loss on other investment securities at December 31, 2005 is attributed to changes in interest rates and not credit quality. Since the Bank has the ability and intent to hold these investments until a market price recovery, the unrealized losses on these investments are not considered other-than-temporarily impaired.

The following table presents the maturities of investment securities at December 31, 2005:

(in thousands)
	Available-for-Sale		Held-To-Maturity

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

AMOUNTS MATURING IN:
Three months or less	$2,927	$2,923	$—	$—
Over three months through twelve months	15,745	15,521	285	287
After one year through three years	92,999	90,539	1,180	1,187
After three years through five years	97,185	94,762	605	618
After five years through fifteen years	255,987	250,630	5,307	5,377
After fifteen years	173,329	169,582	925	932
Other investment securities	50,067	47,911	375	375

	$688,239	$671,868	$8,677	$8,776

The amortized cost and fair value of collateralized mortgage obligations and mortgage-backed securities are presented by expected average life, rather than contractual maturity, in the preceding table. Expected maturities differ from contractual maturities because borrowers may have the right to prepay underlying loans without prepayment penalties.
The following table presents the gross realized gains and gross realized losses on the sale of securities available-for-sale for the years ended December 31, 2005, 2004 and 2003:

(in thousands)
	2005		2004		2003

	Gains	Losses	Gains	Losses	Gains	Losses

U.S. Treasury and agencies	$5	$—	$—	$—	$5	$—
Mortgage-backed securities and collateralized mortgage obligations	—	—	—	—	3	12
Obligations of states and political subdivisions	1,654	220	22	3	2,264	115
Other investment securities	—	—	—	—	10	—

	$1,659	$220	$22	$3	$2,282	$127

The following table presents, as of December 31, 2005, investment securities which were pledged to secure borrowings and public deposits as permitted or required by law:

(in thousands)
	Amortized Cost	Fair Value

SECURITIES PLEDGED:
To Federal Home Loan Bank to secure borrowings	$130,910	$127,354
To state and local governments to secure public deposits	180,624	176,354
To U.S. Treasury and Federal Reserve to secure customer tax payments	4,367	4,135
Other securities pledged	152,665	148,885

Total pledged securities	$468,566	$456,728

Umpqua Holdings Corporation and Subsidiaries
NOTE 6.    LOANS AND ALLOWANCE FOR LOAN LOSSES
The following table presents the major types of loans recorded in the balance sheets as of December 31, 2005 and 2004:

(in thousands)
	2005	2004

Real estate—construction and land development	$638,555	$481,836
Real estate—commercial and agricultural	2,019,623	1,700,634
Real estate—single and multi-family residential	427,877	445,976
Commercial, industrial and agricultural	753,131	733,876
Leases	17,385	18,351
Installment and other	76,128	98,406

	3,932,699	3,479,079
Deferred loan fees, net	(11,068)	(11,175)

Total loans	$3,921,631	$3,467,904

The following table summarizes activity related to the allowance for loan losses for the years ended December 31, 2005, 2004 and 2003:

(In thousands)
	2005	2004	2003

Balance, beginning of year	$44,229	$25,352	$24,731
Provision for loan losses	2,468	7,321	4,550
Charge-offs	(7,752)	(6,429)	(6,077)
Recoveries	4,940	1,944	2,148
Reclassification(1)	—	(1,216)	—
Acquisitions	—	17,257	—

Balance, end of year	$43,885	$44,229	$25,352

(1)	Reflects amount of allowance related to unfunded commitments, which was reclassified during the third quarter of 2004.
At December 31, 2005, the recorded investment in loans classified as impaired in accordance with SFAS No. 114, Accounting for Impaired Loans, totaled $14.7 million, with a corresponding valuation allowance (included in the allowance for loan losses) of $1.5 million. At December 31, 2004, the total recorded investment in impaired loans was $27.5 million, with a corresponding valuation allowance (included in the allowance for loan losses) of $3.3 million. The average recorded investment in impaired loans was approximately $20.4 million for 2005 and $14.4 million for 2004. For the years ended December 31, 2005, 2004, and 2003, interest income of $765,000, $784,000, and $79,000, respectively, was recognized in connection with impaired loans.
Non-accrual loans totaled $6.0 million at December 31, 2005 and $21.8 million at December 31, 2004. Foregone interest income resulting from loans being placed on non-accrual status totaled approximately $448,000, $1.2 million, and $405,000 for the years ended December 31, 2005, 2004, and 2003, respectively.
As of December 31, 2005, loans totaling $1.0 billion were pledged to secure borrowings.
NOTE 7.    PREMISES AND EQUIPMENT
The following table presents the major components of premises and equipment at December 31, 2005 and 2004:

(In thousands)
	2005	2004

Land	$11,880	$11,880
Buildings and improvements	69,276	64,470
Furniture, fixtures and equipment	56,484	52,296
Construction in progress	3,079	930

Total premises and equipment	140,719	129,576
Less: Accumulated depreciation and amortization	(51,854)	(43,895)

Premises and equipment, net	$88,865	$85,681

Depreciation expense totaled $8.5 million, $6.3 million and $5.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.
Umpqua’s subsidiaries have entered into a number of non-cancelable lease agreements with respect to premises and equipment. See Note 14 for more information on the rental expense, net of rent income and minimum annual rental commitments under non-cancelable lease agreements.
NOTE 8.    MORTGAGE SERVICING RIGHTS
The portfolio of residential mortgage loans serviced for others at December 31, 2005 and 2004 totaled $1.0 billion and $1.1 billion, respectively.
The following table summarizes the changes in the MSR asset for the years ended December 31, 2005, 2004 and 2003:

(in thousands)	2005	2004	2003

Balance, beginning of year	$11,154	$10,608	$9,316
Additions for new mortgage servicing rights capitalized	3,318	2,643	6,671
Amortization of servicing rights	(2,000)	(3,212)	(5,289)
Impairment (charge)/recovery	(1,582)	1,115	(90)

Balance, end of year	$10,890	$11,154	$10,608

Balance of loans serviced for others	$1,016,000	$1,064,000	$1,170,000
MSR as a percentage of serviced loans	1.07%	1.05%	0.91%
The following table summarizes the changes in the valuation allowance for the years ended December 31, 2005, 2004 and 2003.

(in thousands)	2005	2004	2003

Balance, beginning of year	$792	$1,907	$1,817
Impairment charge/(recovery)	1,582	(1,115)	90

Balance, end of year	$2,374	$792	$1,907

NOTE 9.    GOODWILL AND CORE DEPOSIT INTANGIBLES
The following table summarizes the changes in the Company’s goodwill and core deposit intangible asset for the years ended December 31, 2005 and 2004. Goodwill is reflected by operating segment; all core deposit intangibles are related to the Community Banking segment:

	Goodwill
				Core
	Community	Retail		Deposit
	Banking	Brokerage	Total	Intangible

Balance, December 31, 2003	$153,933	$3,697	$157,630	$1,955
Additions	238,741	—	238,741	11,646
Amortization	—	—	—	(1,512)

Balance, December 31, 2004	392,674	3,697	396,371	12,089
Additions	2,473	—	2,473	—
Amortization	—	—	—	(2,430)

Balance, December 31, 2005	$395,147	$3,697	$398,844	$9,659

The goodwill additions were related to the Humboldt acquisition. Core deposit intangible assets were also recorded in connection with certain acquisitions. During 2004, a core deposit intangible asset in the amount of $11.6 million was recorded in connection with the Humboldt acquisition. Additional information on the purchase price allocation is provided in Note 3.

Umpqua Holdings Corporation and Subsidiaries
The table below presents the forecasted amortization expense for 2006 through 2010 for core deposit intangible assets acquired in all mergers:

(in thousands)	Expected
Year	Amortization

2006	$2,019
2007	$1,687
2008	$1,413
2009	$1,195
2010	$1,022
NOTE 10.    OTHER ASSETS
Other assets consisted of the following at December 31, 2005 and 2004:

	2005	2004

Deferred tax assets, net	$13,377	$15,099
Accrued interest receivable	20,974	17,047
Cash surrender value of life insurance policies	41,722	40,435
Investment in unconsolidated subsidiary— Homestead	5,765	6,299
Other	26,573	22,601

Total	$108,411	$101,481

The Company invested in Homestead Capital, a limited partnership that operates qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. The Company accounts for the investment under the equity method. The Company’s remaining capital commitments to this partnership at December 31, 2005 and 2004 were approximately $6.0 million and $6.6 million respectively. Such amounts are included in other liabilities on the consolidated balance sheet.
NOTE 11. INTEREST-BEARING DEPOSITS
The following table presents the major types of interest-bearing deposits at December 31, 2005 and 2004:

(in thousands)
	2005	2004

Negotiable order of withdrawal (NOW)	$576,037	$578,723
Savings and money market	1,597,311	1,378,358
Time, $100,000 and over	601,616	487,344
Other time less than $100,000	523,588	462,951

Total interest-bearing deposits	$3,298,552	$2,907,376

The following table presents interest expense for each deposit type for the years ended December 31, 2005, 2004 and 2003:

(in thousands)
	2005	2004	2003

NOW	$5,881	$956	$819
Savings and money market	24,462	13,113	8,451
Time, $100,000 and over	16,601	9,559	6,315
Other time less than $100,000	12,634	7,371	8,023

Total interest on deposits	$59,578	$30,999	$23,608

The following table presents maturities of time deposits as of December 31, 2005:

(in thousands)

Three months or less	$312,550
Over three months through twelve months	506,579
Over one year through three years	217,285
Over three years	88,790

Total time deposits	$1,125,204

NOTE 12.    SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND FEDERAL FUNDS PURCHASED
The following table presents information regarding securities sold under agreements to repurchase at December 31, 2005 and 2004:

(in thousands)
		Weighted	Carrying	Market
		Average	Value of	Value of
	Repurchase	Interest	Underlying	Underlying
	Amount	Rate	Assets	Assets

December 31, 2005	$58,865	2.20%	$60,100	$60,100
December 31, 2004	$60,267	2.14%	$61,947	$61,555
The securities underlying agreements to repurchase entered into by the Bank are for the same securities originally sold, with a one-day maturity. In all cases, the Bank maintains control over the securities. Securities sold under agreements to repurchase averaged approximately $59.6 million, $45.9 million and $34.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. The maximum amount outstanding at any month end for the year ended December 31, 2005 was $65.8 million. For the years ended December 31, 2004 and 2003, the maximum amount outstanding at any month end was $60.3 million and $43.6 million, respectively. Investment securities are pledged as collateral in an amount equal to or greater than the repurchase agreements.
At December 31, 2005, the outstanding balance of federal funds purchased was $55 million at a rate of 4.325%. This compared to an outstanding balance of federal funds purchased at December 31, 2004 of $28 million. The Bank had available lines of credit with the FHLB totaling $158 million at December 31, 2005. The Bank had uncommitted federal funds line of credit agreements with four additional financial institutions totaling $98 million and $83 million at December 31, 2005 and 2004, respectively. Availability of the lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements restrict the consecutive day usage.
NOTE 13.    INCOME TAXES
The following table presents the components of income tax expense attributable to continuing operations included in the consolidated statements of income for the years ended December 31:

(in thousands)	Current	Deferred	Total

YEAR ENDED DECEMBER 31, 2005:
Federal	$26,066	$6,220	$32,286
State	4,164	1,355	5,519

	$30,230	$7,575	$37,805

YEAR ENDED DECEMBER 31, 2004:
Federal	$13,429	$5,944	$19,373
State	2,931	966	3,897

	$16,360	$6,910	$23,270

YEAR ENDED DECEMBER 31, 2003:
Federal	$11,363	$3,390	$14,753
State	2,533	684	3,217

	$13,896	$4,074	$17,970

Umpqua Holdings Corporation and Subsidiaries
The following table presents a reconciliation of income taxes computed at the Federal statutory rate to the actual effective rate attributable to continuing operations for the years ended December 31:

	2005	2004	2003

Statutory Federal income tax rate	35.0%	35.0%	35.0%
Tax-exempt income	-1.1%	-1.5%	-2.0%
State tax, net of Federal income tax benefit	3.4%	3.8%	4.0%
Tax credits	-1.2%	-1.5%	-1.3%
Other	-0.9%	-0.8%	-0.8%

Effective income tax rate	35.2%	35.0%	34.9%

The following table reflects the effects of temporary differences that give rise to the components of the net deferred tax asset (recorded in Other Assets on the consolidated balance sheets) as of December 31:

(in thousands)
	2005	2004

DEFERRED TAX ASSETS:
Loans receivable, due to allowance for loan losses	$17,484	$17,094
Net operating loss carryforward	13	403
Deferred compensation	5,915	5,512
Loss on residual interests	4,553	4,573
Accrued liabilities	1,395	906
Leased assets	2,398	2,509
Unrealized loss on investment securities	6,775	893
Discount on trust preferred securities	3,535	3,764
Other	2,093	2,557

Total gross deferred tax assets	44,161	38,211
DEFERRED TAX LIABILITIES:
Investment securities, due to accretion of discount	351	332
Premises and equipment, primarily due to depreciation	11,704	9,258
Investment securities, due to FHLB stock dividends	2,248	2,146
Deferred loan fees	7,220	2,131
Mortgage servicing rights	2,859	2,573
Intangibles	4,060	4,834
Other	2,342	1,838

Total gross deferred tax liabilities	30,784	23,112

Net deferred tax assets	$13,377	$15,099

The Company has determined that it is not required to establish a valuation allowance for the deferred tax assets as management believes it is more likely than not that the deferred tax assets of $44.2 million and $38.2 million at December 31, 2005 and 2004, respectively, will be realized principally through carry-back to taxable income in prior years and future reversals of existing taxable temporary differences. Management further believes that future taxable income will be sufficient to realize the benefits of temporary deductible differences that cannot be realized through carry-back to prior years or through the reversal of future temporary taxable differences.
NOTE 14.    COMMITMENTS AND CONTINGENCIES
Lease Commitments— The Company leases 70 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times upon expiration.

The following table sets forth, as of December 31, 2005, the future minimum lease payments under non-cancelable operating leases:

(in thousands)

2006	$6,411
2007	6,191
2008	5,759
2009	4,659
2010	4,154
Thereafter	26,681

Total	$53,855

Rent expense for the years ended December 31, 2005, 2004 and 2003 was $5.9 million, $4.2 million and $3.1 million, respectively. Rent expense was offset by rent income of $270,000, $394,000 and $161,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
Financial Instruments with Off-Balance Sheet Risk—The Company’s financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank’s business and involve elements of credit, liquidity and interest rate risk. The following table presents a summary of the Bank’s commitments and contingent liabilities as of December 31, 2005:

(in thousands)

Commitments to extend credit	$1,050,768
Commitments to extend overdrafts	$92,439
Commitments to originate residential loans	$68,140
Forward sales commitments	$7,500
Standby letters of credit	$31,090
The Bank is a party to financial instruments with off-balance-sheet credit risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and financial guarantees. Those instruments involve elements of credit and interest-rate risk similar to the amounts recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of the Bank’s involvement in particular classes of financial instruments.
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. While most standby letters of credit are not utilized, a significant portion of such utilization is on an immediate payment basis. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral varies but may include cash, accounts receivable, inventory, premises and equipment and income-producing commercial properties.
The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/ dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position. There were no counterparty default losses on forward contracts in 2005, 2004 or 2003. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the

Umpqua Holdings Corporation and Subsidiaries
broker/dealer equal to the increase or decrease in the market value of the forward contract. At December 31, 2005, the Bank had commitments to originate mortgage loans totaling $68.1 million with a net fair value asset of approximately $28,000. As of that date, it also had forward sales commitments of $7.5 million with a net fair value liability of $39,000. The Bank recorded a gain of $166,000 and $185,000 related to its commitments to originate mortgage loans and related forward sales commitments in 2005 and 2004, respectively.
Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank has not been required to perform on any financial guarantees and did not incur any losses in connection with standby letters of credit during 2005, 2004 or 2003. At December 31, 2005, approximately $20.9 million of standby letters of credit expire within one year, and $10.2 million expire thereafter. Upon issuance, the Company recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. Fees are recognized ratably over the term of the standby letter of credit. The fair value of guarantees associated with standby letters of credit were $161,000 as of December 31, 2005.
The Bank established a loss reserve for unfunded commitments, including loan commitments and letters of credit, during 2004 by reclassifying $1.2 million of the allowance for loan losses. At December 31, 2005, the reserve for unfunded commitments, which is included in other liabilities on the consolidated balance sheet, was approximately $1.6 million. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amounts of commitments, loss experience and economic conditions.
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
Concentrations of Credit Risk—The Company grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington and California. In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 78% and 76% of the Company’s loan portfolio at December 31, 2005 and 2004, respectively. Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations to have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectibility of these loans. Personal and business income represent the primary source of repayment for a majority of these loans.
The Bank recognizes the credit risks inherent in dealing with other depository institutions. Accordingly, to prevent excessive exposure to any single correspondent, the Bank has established general standards for selecting correspondents as well as internal limits for allowable exposure to any single correspondent. In addition, the Bank has an investment policy that sets forth limitations that apply to all investments with respect to credit rating and concentrations per issuer.

NOTE 15.	EARNINGS PER SHARE
The following is a computation of basic and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003:

(In thousands, except per share data)
	2005	2004	2003

BASIC EARNINGS PER SHARE:
Weighted average shares outstanding	44,438	35,804	28,294
Net income	$69,735	$47,166	$34,119
Income from continuing operations	$69,735	$43,290	$33,484
Basic earnings per share	$1.57	$1.32	$1.21
Basic earnings per share–continuing operations	$1.57	$1.21	$1.18
DILUTED EARNINGS PER SHARE:
Weighted average shares outstanding	44,438	35,804	28,294
Net effect of the assumed exercise of stock options, based on the treasury stock method	573	541	372

Total weighted average shares and common stock equivalents outstanding	45,011	36,345	28,666

Net income	$69,735	$47,166	$34,119
Income from continuing operations	$69,735	$43,290	$33,484
Diluted earnings per share	$1.55	$1.30	$1.19
Diluted earnings per share–continuing operations	$1.55	$1.19	$1.17

NOTE 16.	EMPLOYEE BENEFIT PLANS
Employee Savings Plan—Substantially all of the Bank’s and Strand’s employees are eligible to participate in the Umpqua Bank 401(k) and Profit Sharing Plan (the “Umpqua 401(k) Plan”), a defined contribution and profit sharing plan sponsored by the Company. Employees may elect to have a portion of their salary contributed to the plan in conformity with Section 401(k) of the Internal Revenue Code. At the discretion of the Company’s Board of Directors, the Company may elect to make matching and/or profit sharing contributions to the Umpqua 401(k) Plan based on profits of the Bank. The Company’s contributions under the plan charged to expense amounted to $2.0 million, $1.4 million and $1.0 million in 2005, 2004 and 2003, respectively, and are recorded in other liabilities.
Supplemental Executive Retirement Plan—The Company has established the Umpqua Holdings Corporation Supplemental Retirement Plan (the “SERP”), a nonqualified deferred compensation plan to help supplement the retirement income of certain highly compensated executives selected by resolution of the Company’s Board of Directors. The Company may make discretionary contributions to the SERP. For the years ended December 31, 2005, 2004 and 2003, the Company’s matching contribution charged to expense for these supplemental plans totaled $66,000, $39,000 and $26,000, respectively. The plan balances at December 31, 2005 and 2004 were $179,000 and $113,000, respectively, and are recorded in other liabilities.
Salary Continuation Plans—The Bank sponsors various salary continuation plans for the CEO (and certain retired employees). These plans are unfunded, and provide for the payment of a specified amount on a monthly basis for a specified period (generally 10 to 20 years) after retirement. In the event of a participant employee’s death prior to or during retirement, the Bank is obligated to pay to the designated beneficiary the benefits set forth under the plan. At December 31, 2005 and 2004, liabilities recorded for the estimated present value of future salary continuation plan benefits totaled $7.6 million and $7.0 million, respectively, and are recorded in other liabilities.
Deferred Compensation Plans and Rabbi Trusts—The Bank from time to time adopts deferred compensation plans that provide certain key executives with the option to defer a portion of their compensation. In connection with prior acquisitions, the Bank assumed liability for certain deferred compensation plans for key employees, retired employees and directors. Subsequent to the effective date of the acquisitions, no additional contributions were made to these plans. At December 31, 2005 and 2004, liabilities recorded in connection with deferred compensation plan benefits totaled $5.9 million and $6.3 million, respectively, and are recorded in other liabilities.
The Bank has established and sponsors, for some deferred compensation plans assumed in connection with the Humboldt and Centennial mergers, irrevocable trusts commonly referred to as “Rabbi Trusts.” The trust assets are included in other assets in the consolidated balance sheets and the associated liability (which equals the related asset balance) is included in other liabilities. The balances related to these trusts as of December 31, 2005 and 2004 were $2.6 million and $2.8 million, respectively.

Umpqua Holdings Corporation and Subsidiaries
The Bank has purchased, or acquired through mergers, life insurance policies in connection with the implementation of certain executive supplemental income, salary continuation and deferred compensation retirement plans. These policies provide protection against the adverse financial effects that could result from the death of a key employee and provide tax-deferred income to offset expenses associated with the plans. Although the lives of individual current or former management-level employees are insured, the Bank is the owner and beneficiary. At December 31, 2005 and 2004, the cash surrender value of these policies was $41.7 million and $40.4 million, respectively. The Bank is exposed to credit risk to the extent an insurance company is unable to fulfill its financial obligations under a policy. In order to mitigate this risk, the Bank uses a variety of insurance companies and regularly monitors their financial condition.
In connection with the Humboldt acquisition, the Bank became the sponsor of the Humboldt Bancorp Retirement Savings Plan (“Humboldt Plan”) and California Independent Bancorp Employee Stock Ownership Plan (“CIB Plan”). Effective January 1, 2005, the Humboldt Plan was merged into the Bank’s 401(k) plan. The Bank recognized $225,000 of expense related to employer matching contributions for the Humboldt Plan during 2004. Prior to completion of the Humboldt acquisition, Humboldt initiated the process of terminating the CIB Plan and the plan was terminated by December 31, 2005.
NOTE 17.    TERM DEBT AND LINES OF CREDIT
The Bank had outstanding secured advances from the FHLB and other creditors at December 31, 2005 and 2004 of $3.2 million and $88.5 million, respectively.
Future maturities of borrowed funds (excluding purchase accounting adjustments) at December 31, 2005 are as follows:

(in thousands)
Year	Amount

2006	$—
2007	$1,000
2008	$—
2009	$—
2010	$—
Thereafter	$2,012

Total borrowed funds	$3,012

The maximum amount outstanding from the FHLB under term advances at month end during 2005 and 2004 was $82.6 million and $188.5 million, respectively. The average balance outstanding on FHLB term advances during 2005 and 2004 was $30.4 million and $100.7 million, respectively. The average interest rate on the borrowings was 2.43% in 2005 and 2.09% in 2004. The FHLB requires the Bank to maintain a required level of investment in FHLB and sufficient collateral to qualify for notes. The Bank has pledged as collateral for these notes all FHLB stock, all funds on deposit with the FHLB, all notes or other instruments representing obligations of third parties, and its instruments, accounts, general intangibles, equipment and other property in which a security interest can be granted by the Bank to the FHLB.

NOTE 18.    JUNIOR SUBORDINATED DEBENTURES
As of December 31, 2005, the Company had ten wholly-owned trusts (“Trusts”) that were formed to issue trust preferred securities and related common securities of the Trusts. Five Trusts, representing aggregate total obligations of approximately $58.9 million (fair value of approximately $68.6 million as of the merger date), were assumed in connection with the Humboldt merger. Following is information about the Trusts:
Junior Subordinated Debentures

(in thousands)		Issued	Carrying		Effective
Trust Name	Issue Date	Amount	Value(1)	Rate(2)	Rate(3)	Maturity Date	Call Date

Umpqua Holdings Statutory Trust I	September 2002	$25,774	$25,774	Floating(4)	8.02%	September 2032	September 2007
Umpqua Statutory Trust II	October 2002	20,619	20,619	Floating(5)	7.59%	October 2032	October 2007
Umpqua Statutory Trust III	October 2002	30,928	30,928	Floating(6)	7.79%	November 2032	November 2007
Umpqua Statutory Trust IV	December 2003	10,310	10,310	Floating(7)	7.00%	January 2034	January 2009
Umpqua Statutory Trust V	December 2003	10,310	10,310	Floating(7)	7.35%	March 2034	March 2009
HB Capital Trust I	March 2000	5,310	6,659	10.875%	7.73%	March 2030	March 2010
Humboldt Bancorp Statutory Trust I	February 2001	5,155	6,127	10.200%	7.91%	February 2031	February 2011
Humboldt Bancorp Statutory Trust II	December 2001	10,310	11,695	Floating(8)	6.63%	December 2031	December 2006
Humboldt Bancorp Statutory Trust III	September 2003	27,836	31,825	6.75%(9)	4.89%	September 2033	September 2008
CIB Capital Trust	November 2002	10,310	11,478	Floating(6)	6.58%	November 2032	November 2007

	Total	$156,862	$165,725

(1)	Reflects purchase accounting adjustments, net of accumulated amortization, for junior subordinated debentures assumed in connection with the Humboldt merger.
(2)	Contractual interest rate of junior subordinated debentures.
(3)	Effective interest rate as of December 2005, including impact of purchase accounting amortization.
(4)	Rate based on LIBOR plus 3.50%, adjusted quarterly.
(5)	Rate based on LIBOR plus 3.35%, adjusted quarterly.
(6)	Rate based on LIBOR plus 3.45%, adjusted quarterly.
(7)	Rate based on LIBOR plus 2.85%, adjusted quarterly.
(8)	Rate based on LIBOR plus 3.60%, adjusted quarterly.
(9)	Rate fixed for 5 years from issuance, then adjusted quarterly thereafter based on LIBOR plus 2.95%.
As a result of the adoption of FIN 46, the Trusts have been deconsolidated. The $165.7 million of junior subordinated debentures issued to the Trusts as of December 31, 2005 ($166.3 million as of December 31, 2004) are reflected as junior subordinated debentures in the consolidated balance sheets. The common stock issued by the Trusts is recorded in other assets in the consolidated balance sheets, and totaled $4.7 million at December 31, 2005 and December 31, 2004.
All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of December 31, 2005, under guidance issued by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Effective April 11, 2005, the Federal Reserve Board adopted a rule that permits the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. Under the proposal, after a five-year transition period ending March 31, 2009, the aggregate amount of trust preferred securities and certain other restricted core capital elements is limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. The Company includes all currently issued trust preferred securities

Umpqua Holdings Corporation and Subsidiaries
in Tier 1 capital. There can be no assurance that the Federal Reserve Board will not further limit the amount of trust preferred securities permitted to be included in Tier 1 capital for regulatory capital purposes.
NOTE 19.    REGULATORY MATTERS
The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Under capital adequacy guidelines, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about risk components, asset risk weighting, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets (as defined in the regulations), and of Tier I capital to average assets (as defined in the regulations). Management believes, as of December 31, 2005, that the Company meets all capital adequacy requirements to which it is subject.
The Company’s capital amounts and ratios as of December 31, 2005 and 2004 are presented in the following table:

			For Capital
			Adequacy		To Be Well
	Actual		purposes		Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

AS OF DECEMBER 31, 2005:
Total Capital (to Risk Weighted Assets)	$533,890	11.58%	$368,836	8.00%	$461,045	10.00%
Tier I Capital (to Risk Weighted Assets)	$488,404	10.59%	$184,477	4.00%	$276,716	6.00%
Tier I Capital (to Average Assets)	$488,404	10.09%	$193,619	4.00%	$242,024	5.00%
AS OF DECEMBER 31, 2004:
Total Capital (to Risk Weighted Assets)	$475,480	11.59%	$328,484	8.00%	$410,605	10.00%
Tier I Capital (to Risk Weighted Assets)	$431,251	10.51%	$164,286	4.00%	$246,429	6.00%
Tier I Capital (to Average Assets)	$431,251	9.55%	$180,629	4.00%	$225,786	5.00%
The Bank is a state chartered bank with deposits insured by the Federal Deposit Insurance Corporation (“FDIC”), and is subject to the supervision and regulation of the Director of the Oregon Department of Consumer and Business Services, administered through the Division of Finance and Corporate Securities, and to the supervision and regulation of the California Department of Financial Institutions, the Washington Department of Financial Institutions and the FDIC. As of December 31, 2005, the most recent notification from the FDIC categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s regulatory capital category.
NOTE 20.    COMMON STOCK
Stock Plans
The Company adopted the 2003 Stock Incentive Plan (“2003 Plan”) in April 2003 that provides for grants of up to 2 million shares. The plan further provides that no grants may be issued if existing options and subsequent grants under the 2003 Plan exceed 10% of the Company’s outstanding shares on a diluted basis. Generally, options vest ratably over a period of five years. Under the terms of the 2003 Plan, the exercise price of each option equals the market price of the Company’s stock on the date of the grant, and the maximum term is ten years.
The Company has options outstanding under two prior plans adopted in 1995 and 2000, respectively. With the adoption of the 2003 Plan, no additional grants can be issued under the previous plans. The Company also assumed various plans in connection with mergers and acquisitions. During 2004, in connection with the Humboldt merger, a total of 1.1 million options were exchanged for a like amount of Humboldt stock options granted under seven plans. Substantially all of the Humboldt options were vested as of the date the merger was completed.
The following table summarizes information about stock options outstanding at December 31, 2005, 2004 and 2003:

(shares in thousands)
	2005		2004		2003

	Options	Weighted-Avg	Options	Weighted-Avg	Options	Weighted-Avg
	Outstanding	Exercise Price	Outstanding	Exercise Price	Outstanding	Exercise Price

Balance, beginning of year	1,877	$9.98	1,442	$11.31	1,730	$10.20
Granted	508	23.60	30	22.15	225	19.05
Exercised	(409)	6.73	(678)	10.75	(455)	10.66
Acquisitions	—	—	1,125	8.53	—	—
Forfeited/expired	(130)	19.88	(42)	13.35	(58)	13.47

Balance, end of year	1,846	$13.75	1,877	$9.98	1,442	$11.31

Options exercisable at end of year	1,164	$9.42	1,511	$8.34	960	$9.16

Weighted average fair value of options granted during the year	$9.50		$9.27		$8.16
The following table summarizes information about outstanding stock options issued under all plans as of December 31, 2005:

(shares in thousands)
		Weighted Avg.
		Remaining
	Options	Contractual Life	Weighted Avg.	Options	Weighted Avg.
Range of Exercise Prices	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price

$0.00 to $4.99	285	6.0	$4.32	285	$4.31
$5.00 to $9.99	482	3.7	8.36	448	8.26
$10.00 to $14.99	387	4.8	12.79	338	12.65
$15.00 to $19.99	229	7.1	18.67	84	18.56
$20.00 to $24.99	440	9.0	23.38	9	20.89
$25.00 to $29.99	23	9.7	26.21	—	—

	1,846	6.0	$13.75	1,164	$9.42

The Company grants restricted stock periodically as a part of the 2003 Plan for the benefit of employees and directors. Restricted shares issued currently vest ratably over five years for all grants issued. Recipients of restricted stock do not pay any cash consideration to the Company for the shares, and have the right to vote all shares subject to such grant, and receive all dividends with respect to such shares, whether or not the shares have vested. The restriction is based on continuous service.
The following table summarizes information about restricted shares outstanding at December 31, 2005, 2004 and 2003:

(shares in thousands)
	2005		2004		2003

	Restricted	Average	Restricted	Average	Restricted	Average
	Shares	Market	Shares	Market	Shares	Market
	Outstanding	Price at Grant	Outstanding	Price at Grant	Outstanding	Price at Grant

Balance, beginning of year	66		54		—
Granted	8	$25.20	12	$25.16	55	$19.01
Vested	(15)		(11)		—
Acquisitions	—		13		—
Forfeited/expired	(12)		(2)		(1)

Balance, end of year	47		66		54

Umpqua Holdings Corporation and Subsidiaries
The balance of unearned compensation related to these restricted shares as of December 31, 2005 and 2004 was $955,000 and $1.3 million respectively. For the years ended December 31, 2005, 2004 and 2003, compensation expense of $241,000, $256,000 and $52,000, respectively, was recognized in connection with restricted stock grants.
For the years ended December 31, 2005, 2004 and 2003, the Company received income tax benefits of $2.4 million, $3.1 million and $911,000, respectively, related to the exercise of non-qualifying employee stock options, disqualifying dispositions for the exercise of incentive stock options and the vesting of restricted shares. These benefits are recorded as a reduction to taxes payable and included in cash flows from operating activities in the consolidated statements of cash flows.
Share Repurchase Plan
Our share repurchase plan, which was approved by the Board and announced in August 2003, originally authorized the repurchase of up to 1.0 million shares. The authorization was amended to increase the repurchase limit initially to 1.5 million shares. On June 8, 2005, the Company announced an expansion of the repurchase plan by increasing the repurchase limit to 2.5 million shares and extending the plan to expire on June 30, 2007. The Company repurchased 82,179 and 321,729 shares in 2005 and 2004, respectively. As of December 31, 2005, 2.1 million shares were available for repurchase under the plan.
We also have certain stock option and restricted stock plans which provide for the payment of the option exercise price or withholding taxes by tendering previously owned or recently vested shares. No shares were tendered in connection with option exercises in 2005. Restricted shares cancelled to pay withholding taxes totaled 2,006 and 63,016 shares in 2005 and 2004, respectively.

NOTE 21.	FAIR VALUES OF FINANCIAL INSTRUMENTS
SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. The following table presents estimated fair values of the Company’s financial instruments as of December 31, 2005 and 2004:

(in thousands)
	2005		2004

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

FINANCIAL ASSETS:
Cash and cash equivalents	$161,754	$161,754	$118,207	$118,207
Trading account assets	601	601	1,577	1,577
Securities available-for-sale	671,868	671,868	675,984	675,984
Securities held-to-maturity	8,677	8,776	11,807	12,203
Mortgage loans held for sale	9,061	9,061	20,791	20,791
Loans and leases, net	3,877,746	3,772,716	3,423,675	3,485,543
FHLB stock	14,263	14,263	14,218	14,218
FINANCIAL LIABILITIES:
Deposits	$4,286,266	$4,277,968	$3,799,107	$3,803,765
Securities sold under agreement to repurchase and federal funds purchased	113,865	113,865	88,267	88,267
Term debt	3,184	3,115	88,451	88,407
Junior subordinated debentures	165,725	195,014	166,256	171,680
DERIVATIVE FINANCIAL INSTRUMENTS:
Rate lock commitments	$28	$28	$43	$43
Forward sales agreements	$(39)	$(39)	$(55)	$(55)
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
Deposit Liabilities—The fair value of deposits with no stated maturity, such as non-interest-bearing deposits, savings and interest checking accounts, and money market accounts, is equal to the amount payable on demand as of December 31, 2005 and 2004. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.
Term Debt—The fair value of medium term notes is calculated based on the discounted value of the contractual cash flows using current rates at which such borrowings can currently be obtained.
Junior Subordinated Debentures—The fair value of fixed rate issuances is estimated using a discounted cash flow calculation. For variable rate issuances, the carrying amount approximates fair value.
Derivative Loan Commitments—The fair value of the derivative loan commitments is estimated using the present value of expected future cash flows. Assumptions used include pull-through rate assumption based on historical information, current mortgage interest rates, the stage of completion of the underlying application and underwriting process, and the time remaining until the expiration of the derivative loan commitment.

NOTE 22.	OPERATING SEGMENTS
The Company operates three primary segments: Community Banking, Mortgage Banking and Retail Brokerage. The Community Banking segment’s principal business focus is the offering of loan and deposit products to its business and retail customers in its primary market areas. The Community Banking segment operates 96 stores located principally throughout Oregon, Northern California and Washington.
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
Summarized financial information concerning the Company’s reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

Umpqua Holdings Corporation and Subsidiaries

Year Ended December 31, 2005
(in thousands)	Community	Retail	Mortgage
	Banking	Brokerage	Banking	Consolidated

Interest income	$276,224	$101	$5,951	$282,276
Interest expense	69,239	—	3,755	72,994

Net interest income	206,985	101	2,196	209,282
Provision for loan losses	2,468	—	—	2,468
Non-interest income	29,427	11,816	6,539	47,782
Non-interest expense	127,329	11,284	8,181	146,794
Merger-related expense	262	—	—	262

Income before income taxes and discontinued operations	106,353	633	554	107,540
Provision for income taxes	37,365	219	221	37,805

Income from continuing operations	68,988	414	333	69,735
Income from discontinued operations, net of tax	—	—	—	—

Net income	$68,988	$414	$333	$69,735

Total assets	$5,257,333	$7,925	$95,381	$5,360,639
Total loans	$3,846,507	$—	$75,124	$3,921,631
Total deposits	$4,286,227	$—	$39	$4,286,266

Year Ended December 31, 2004
(in thousands)	Community	Retail	Mortgage
	Banking	Brokerage	Banking	Consolidated

Interest income	$192,822	$68	$5,168	$198,058
Interest expense	37,682	—	2,689	40,371

Net interest income	155,140	68	2,479	157,687
Provision for loan losses	7,203	—	118	7,321
Non-interest income	21,555	12,135	7,683	41,373
Non-interest expense	100,656	11,343	7,583	119,582
Merger-related expense	5,597	—	—	5,597

Income before income taxes and discontinued operations	63,239	860	2,461	66,560
Provision for income taxes	22,077	303	890	23,270

Income from continuing operations	41,162	557	1,571	43,290
Income from discontinued operations, net of tax	3,876	—	—	3,876

Net income	$45,038	$557	$1,571	$47,166

Total assets	$4,789,093	$7,288	$76,654	$4,873,035
Total loans	$3,426,362	$—	$41,542	$3,467,904
Total deposits	$3,799,107	$—	$—	$3,799,107

Year Ended December 31, 2003
(in thousands)	Community	Retail	Mortgage
	Banking	Brokerage	Banking	Consolidated

Interest income	$133,771	$69	$8,292	$142,132
Interest expense	25,265	—	3,595	28,860

Net interest income	108,506	69	4,697	113,272
Provision for loan losses	4,354	—	196	4,550
Non-interest income	16,599	9,711	11,691	38,001
Non-interest expense	72,456	9,665	11,066	93,187
Merger-related expense	1,966	116	—	2,082

Income before income taxes and discontinued operations	46,329	(1)	5,126	51,454
Provision for income taxes	16,173	(16)	1,813	17,970

Income from continuing operations	30,156	15	3,313	33,484
Income from discontinued operations, net of tax	635	—	—	635

Net income	$30,791	$15	$3,313	$34,119

Total assets	$2,875,138	$7,153	$81,524	$2,963,815
Total loans	$1,970,382	$—	$33,205	$2,003,587
Total deposits	$2,378,007	$—	$185	$2,378,192
NOTE 23.    PARENT COMPANY FINANCIAL STATEMENTS
Condensed Balance Sheets

December 31,
(in thousands)	2005	2004

ASSETS
Non-interest-bearing deposits with subsidiary banks	$8,103	$5,655
Investments in:
Bank subsidiary	867,875	817,831
Nonbank subsidiary	9,943	9,493
Receivable from bank subsidiary	19	4,842
Receivable from nonbank subsidiary	2,722	2,973
Other assets	22,208	17,192

Total assets	$910,870	$857,986

LIABILITIES AND SHAREHOLDERS’ EQUITY
Payable to bank subsidiary	$7	$38
Other liabilities	6,877	4,079
Junior subordinated debentures	165,725	166,256

Total liabilities	172,609	170,373
Shareholders’ equity	738,261	687,613

Total liabilities and shareholders’ equity	$910,870	$857,986

Umpqua Holdings Corporation and Subsidiaries
Condensed Statements of Income

Year Ended December 31,
(in thousands)	2005	2004	2003

INCOME
Dividends from subsidiaries	$20,000	$11,000	$6,100
Other income	251	158	270

Total income	20,251	11,158	6,370

EXPENSES
Management fees paid to subsidiaries	119	116	81
Other expenses	11,626	7,627	4,406

Total expenses	11,745	7,743	4,487

Income before income tax and equity in undistributed earnings of subsidiaries	8,506	3,415	1,883
Income tax benefit	(4,355)	(2,895)	(1,658)

Net income before equity in undistributed earnings of subsidiaries	12,861	6,310	3,541
Equity in undistributed earnings of subsidiaries	56,874	40,856	30,578

Net income	$69,735	$47,166	$34,119

Condensed Statements of Cash Flows

Year Ended December 31,
(in thousands)	2005	2004	2003

OPERATING ACTIVITIES:
Net income	$69,735	$47,166	$34,119
Adjustment to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(56,874)	(40,856)	(30,578)
Net amortization and depreciation	3	8	149
Increase (decrease) in other liabilities	99	92	(2,658)
(Increase) decrease in other assets	(4,901)	1,935	3,808

Net cash provided by operating activities	8,062	8,345	4,840
INVESTING ACTIVITIES:
Investment in subsidiary	—	—	(20,435)
Acquisitions	—	1,233	—
Sales and maturities of investment securities available for sale	50	—	—
Net decrease (increase) in receivables from subsidiaries	5,074	(4,842)	(102)

Net cash provided (used) by investing activities	5,124	(3,609)	(20,537)
FINANCING ACTIVITIES:
Net (decrease) increase in payables to subsidiaries	(31)	412	(33)
Proceeds from the issuance of subordinated debentures	—	—	20,000
Dividends paid	(11,557)	(8,112)	(4,536)
Stock repurchased	(1,904)	(6,062)	(409)
Proceeds from exercise of stock options	2,754	5,939	4,742

Net cash (used) provided by financing activities	(10,738)	(7,823)	19,764
Change in cash and cash equivalents	2,448	(3,087)	4,067
Cash and cash equivalents, beginning of year	5,655	8,742	4,675

Cash and cash equivalents, end of year	$8,103	$5,655	$8,742

NOTE 24.    RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Bank has made loans to its directors and executive officers (and their associated and affiliated companies). All such loans have been made on the same terms as those prevailing at the time of origination to other borrowers.
The following table presents a summary of aggregate activity involving related party borrowers for the years ended December 31, 2005 and 2004:

(in thousands)	2005	2004

Loans outstanding at beginning of year	$2,685	$2,660
New loans and advances	10,559	89
Less loan repayments	(1,489)	(197)
Acquired through merger	—	133
Reclassification (1)	(25)	—

Loans outstanding at end of year	$11,730	$2,685

(1)	Several former directors and executive officers who were considered related parties at December 31, 2004 were no longer so classified at December 31, 2005.
At December 31, 2005 and 2004, deposits of related parties amounted to $1.6 million and $12.9 million, respectively.
NOTE 25.    QUARTERLY FINANCIAL INFORMATION (Unaudited)
The following tables present the summary results for the eight quarters ending December 31, 2005:

2005
(in thousands, except per share information)
					Four
	December 31	September 30	June 30	March 31	Quarters

Interest income	$76,918	$73,221	$67,663	$64,474	$282,276
Interest expense	22,369	19,420	16,581	14,624	72,994

Net interest income	54,549	53,801	51,082	49,850	209,282
Provision for loan losses	68	—	1,400	1,000	2,468
Non-interest income	11,474	13,782	11,924	10,602	47,782
Non-interest expense (including merger expenses)	38,117	37,083	36,421	35,435	147,056

Income before income taxes and discontinued operations	27,838	30,500	25,185	24,017	107,540
Provision for income taxes	9,051	10,577	9,179	8,998	37,805

Income from continuing operations	18,787	19,923	16,006	15,019	69,735
Income from discontinued operations, net of tax	—	—	—	—	—

Net income	$18,787	$19,923	$16,006	$15,019	$69,735

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.42	$0.45	$0.36	$0.34
Income from discontinued operations, net of tax	—	—	—	—

Net income	$0.42	$0.45	$0.36	$0.34

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.42	$0.44	$0.36	$0.33
Income from discontinued operations, net of tax	—	—	—	—

Net income	$0.42	$0.44	$0.36	$0.33

Cash dividends declared per common share	$0.12	$0.08	$0.06	$0.06

Umpqua Holdings Corporation and Subsidiaries

2004
(in thousands, except per share information)
					Four
	December 31	September 30	June 30	March 31	Quarters

Interest income	$63,240	$59,265	$38,646	$36,907	$198,058
Interest expense	13,566	11,856	7,557	7,392	40,371

Net interest income	49,674	47,409	31,089	29,515	157,687
Provision for loan losses	3,667	1,479	1,100	1,075	7,321
Non-interest income	12,484	11,471	9,206	8,212	41,373
Non-interest expense (including merger expenses)	38,533	37,699	25,005	23,942	125,179

Income before income taxes and discontinued operations	19,958	19,702	14,190	12,710	66,560
Provision for income taxes	7,170	6,457	5,180	4,463	23,270

Income from continuing operations	12,788	13,245	9,010	8,247	43,290
Income from discontinued operations, net of tax	3,481	123	121	151	3,876

Net income	$16,269	$13,368	$9,131	$8,398	$47,166

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.29	$0.31	$0.32	$0.29
Income from discontinued operations, net of tax	0.08	0.01	—	0.01

Net income	$0.37	$0.32	$0.32	$0.30

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.28	$0.31	$0.31	$0.29
Income from discontinued operations, net of tax	0.08	—	0.01	—

Net income	$0.36	$0.31	$0.32	$0.29

Cash dividends declared per common share	$0.06	$0.06	$0.06	$0.04
NOTE 26.    SUBSEQUENT EVENTS
In February 2006, we announced the signing of a definitive agreement for the Company to acquire Western Sierra Bancorp and its principal operating subsidiaries, Western Sierra Bank, Central California Bank, Lake Community Bank and Auburn Community Bank. The agreement provides for Western Sierra shareholders to receive 1.61 shares of the Company’s common stock for each share of Western Sierra common stock, giving the acquisition a total value of approximately $355 million.
Upon completion of the acquisition expected in the second quarter of 2006, all Western Sierra Bancorp branches will operate under the Umpqua Bank name. The acquisition will add Western Sierra’s complete network of 31 Northern California branches, including locations in the Sacramento, Auburn, Lakeport and Sonora areas, to our network of 96 Northern California, Oregon and Washington locations and result in a combined institution with assets of approximately $6.9 billion.

Umpqua Holdings Corporation
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.
On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b of the Securities Exchange Act of 1934. Our Disclosure Control Committee operates under a charter that was approved by our Audit and Compliance Committee. As of December 31, 2005, our management, including our Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us, that is required to be included in our periodic SEC filings.
Although we change and improve our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the fourth quarter 2005 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment and those criteria, we believe that, as of December 31, 2005, the company maintained effective internal control over financial reporting.
The company’s independent registered public accounting firm has audited management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2005 and issued their Report of Independent Registered Public Accounting Firm, appearing under Item 9A, which expresses unqualified opinions on management’s assessment and on the effectiveness of the company’s internal controls over financial reporting as of December 31, 2005.
March 14 , 2006
ITEM 9B.    OTHER INFORMATION.
None.

Umpqua Holdings Corporation
PART III
ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
The response to this item is incorporated by reference to Umpqua’s Proxy Statement for the 2006 annual meeting of shareholders under the captions “Business of the Meeting”, “Information About Directors and Executive Officers”, “Employee Code of Conduct” and “Compliance with §16 Filing Requirements.”
ITEM 11. EXECUTIVE COMPENSATION.
The response to this item is incorporated by reference to the Proxy Statement, under the caption “Executive Compensation.”
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The response to this item is incorporated by reference to the Proxy Statement, under the caption “Security Ownership of Management and Others.”
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The response to this item is incorporated by reference to the Proxy Statement, under the caption “Transactions with Directors and Officers.”
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.
The response to this item is incorporated by reference to the Proxy Statement, under the caption “Registered Independent Public Accounting Firm.”

Umpqua Holdings Corporation
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) (1) Financial Statements:

The consolidated financial statements are included as Item 8 of this Form 10-K.
   (2) Financial Statement Schedules:

All schedules have been omitted because the information is not required, not applicable, not present in amounts sufficient to require submission of the schedule, or is included in the financial statements or notes thereto.
   (3) The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed on the Index of Exhibits to this annual report on Form 10-K on sequential page 85.

Umpqua Holdings Corporation
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Umpqua Holdings Corporation has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2006.
UMPQUA HOLDINGS CORPORATION (Registrant)

By: /s/ Raymond P. Davis Raymond P. Davis, President and Chief Executive Officer	Date: March 14, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raymond P. Davis Raymond P. Davis	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2006

/s/ Daniel A. Sullivan Daniel A. Sullivan	Executive Vice President Chief Financial Officer (Principal Financial Officer)	March 14, 2006

/s/ Ronald L. Farnsworth Ronald L. Farnsworth	Senior Vice President (Principal Accounting Officer)	March 14, 2006

/s/ Ronald F. Angell Ronald F. Angell	Director	March 14, 2006

/s/ Scott D. Chambers Scott D. Chambers	Director	March 14, 2006

/s/ Allyn C. Ford Allyn C. Ford	Director	March 14, 2006

/s/ David B. Frohnmayer David B. Frohnmayer	Director	March 14, 2006

Signature	Title	Date

Stephen Gambee	Director	March 14, 2006
/s/ Dan Giustina Dan Giustina	Director	March 14, 2006
/s/ Lynn K. Herbert Lynn K. Herbert	Director	March 14, 2006
/s/ Diana E. Goldschmidt Diana E. Goldschmidt	Director	March 14, 2006
/s/ William A. Lansing William A. Lansing	Director	March 14, 2006
/s/ Theodore S. Mason Theodore S. Mason	Director	March 14, 2006
/s/ Diane D. Miller Diane D. Miller	Director	March 14, 2006
/s/ Bryan L. Timm Bryan L. Timm	Director	March 14, 2006
/s/ Thomas W. Weborg Thomas W. Weborg	Director

Umpqua Holdings Corporation
EXHIBIT INDEX

Exhibit

3.1	(a) Articles of Incorporation, as amended
3.2	(b) Bylaws
4.0	(c) Specimen Stock Certificate
10.1	Restated Supplemental Executive Retirement Plan effective January 1, 2006 between the Company and Raymond P. Davis
10.2	(d) Amendment dated effective December 30, 2004 to a Supplemental Executive Retirement Plan dated July 1, 2003, between the Company and Raymond P. Davis (incorporated in Exhibit 10.1)
10.3	(e) Employment Agreement for William Fike dated May 12, 2005
10.4	(f) 2005 Executive Deferred Compensation Agreement with William Fike dated effective June 11, 2005
10.5	(g) Umpqua Holdings Corporation 2005 Performance-Based Executive Incentive Plan
10.6	(h) Nonqualified Stock Option Agreement dated January 3, 2005 for Raymond P. Davis
10.7	(i) Terms of Employment and Severance Agreements dated effective September 15, 2003 with Named Executive Officers Brad F. Copeland, David M. Edson and Daniel A. Sullivan
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm—Moss Adams LLP
23.2	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed September 9, 2002

(b)	Incorporated by reference to Exhibit 3.2 to Form 10-Q filed May 10, 2004

(c)	Incorporated by reference to the Registration Statement on Form S-8 (No. 333-77259) filed with the SEC on April 28, 1999

(d)	Incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 10, 2005

(e)	Incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 9, 2005

(f)	Incorporated by reference to Exhibit 10.2 to Form 10-Q filed August 9, 2005

(g)	Incorporated by reference to Appendix B to the DEF 14A filed March 31, 2005

(h)	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed January 3, 2005

(i)	Incorporated by reference to Exhibit 10.5 to the Form 10-Q filed November 14, 2003