Form 10-Q
period 2006-03-31
UMPQUA HOLDINGS CORP
filed 2006-05-09
CIK 1077771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended: March 31, 2006

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
☑  Yes  ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
☑   Large accelerated filer       ☐   Accelerated filer      ☐   Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes  ☑  No
Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practical date:
Common stock, no par value: 44,728,154 shares outstanding as of May 1, 2006

UMPQUA HOLDINGS CORPORATION
FORM 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except shares)

	March 31,	December 31,
	2006	2005
ASSETS
Cash and due from banks	$120,615	$151,521
Temporary investments	1,855	10,233

Total cash and cash equivalents	122,470	161,754
Trading account assets	372	601
Investment securities available for sale, at fair value	648,487	671,868
Investment securities held to maturity, at amortized cost	7,633	8,677
Mortgage loans held for sale	11,760	9,061
Loans	4,096,194	3,921,631
Allowance for loan losses	(44,546)	(43,885)

Net loans	4,051,648	3,877,746

Federal Home Loan Bank stock, at cost	14,264	14,263
Premises and equipment, net	88,857	88,865
Goodwill and other intangible assets, net	408,156	408,503
Mortgage servicing rights, net	11,203	10,890
Other assets	110,994	108,411

Total assets	$5,475,844	$5,360,639

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$990,803	$987,714
Interest bearing	3,238,845	3,298,552

Total deposits	4,229,648	4,286,266
Securities sold under agreements to repurchase and federal funds purchased	272,990	113,865
Term debt	3,111	3,184
Junior subordinated debentures	165,643	165,725
Other liabilities	53,670	53,338

Total liabilities	4,725,062	4,622,378

COMMITMENTS AND CONTINGENCIES (NOTE 8)

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized; issued and outstanding: 44,721,027 in 2006 and 44,556,269 in 2005	567,369	564,579
Retained earnings	195,639	183,591
Accumulated other comprehensive loss	(12,226)	(9,909)

Total shareholders’ equity	750,782	738,261

Total liabilities and shareholders’ equity	$5,475,844	$5,360,639

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share amounts)

	Three months ended
	March 31,
	2006	2005
INTEREST INCOME
Interest and fees on loans	$73,120	$56,936
Interest and dividends on investment securities
Taxable	6,711	6,549
Exempt from federal income tax	722	713
Dividends	44	43
Other interest income	149	233

Total Interest Income	80,746	64,474

INTEREST EXPENSE
Interest on deposits	21,038	11,324
Interest on securties sold under agreements to repurchase and federal funds purchased	2,389	501
Interest on term debt	28	405
Interest on junior subordinated debentures	3,012	2,394

Total interest expense	26,467	14,624

Net interest income	54,279	49,850
Provision for loan losses	21	1,000

Net interest income after provision for loan losses	54,258	48,850

NON-INTEREST INCOME
Service charges on deposit accounts	5,484	4,822
Brokerage commissions and fees	2,368	3,129
Mortgage banking revenue, net	1,844	1,350
Other income	2,506	1,301

Total non-interest income	12,202	10,602

NON-INTEREST EXPENSE
Salaries and employee benefits	21,801	20,279
Net occupancy and equipment	7,168	6,133
Communications	1,465	1,245
Marketing	1,325	757
Services	3,403	3,512
Supplies	629	527
Intangible amortization	547	660
Merger related expenses	251	101
Other expenses	2,391	2,221

Total non-interest expenses	38,980	35,435

Income before income taxes	27,480	24,017
Provision for income taxes	10,053	8,998

Net income	$17,427	$15,019

Basic earnings per share	$0.39	$0.34
Diluted earnings per share	$0.39	$0.33
See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except shares)

				Accumulated
	Common Stock			Other
			Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total

BALANCE AT JANUARY 1, 2005	44,211,075	$560,611	$128,112	$(1,110)	$687,613
Net income			69,735		69,735
Other comprehensive loss, net of tax:
Unrealized losses on securities arising during the year (1)				(8,799)	(8,799)

Comprehensive income					$60,936

Deferred compensation earned during the period		693			693
Stock repurchased and retired	(84,185)	(1,904)			(1,904)
Issuances of common stock under stock plans and related tax benefit	429,379	5,179			5,179
Cash dividends ($0.32 per share)			(14,256)		(14,256)

Balance at December 31, 2005	44,556,269	$564,579	$183,591	$(9,909)	$738,261

BALANCE AT JANUARY 1, 2006	44,556,269	$564,579	$183,591	$(9,909)	$738,261
Net income			17,427		17,427
Other comprehensive loss, net of tax:
Unrealized losses on securities arising during the year (2)				(2,317)	(2,317)

Comprehensive income					$15,110

Deferred compensation earned during the period		470			470
Issuances of common stock under stock plans and related tax benefit	164,758	2,320			2,320
Cash dividends ($0.12 per share)			(5,379)		(5,379)

Balance at March 31, 2006	44,721,027	$567,369	$195,639	$(12,226)	$750,782

(1)	Net unrealized holding loss on securities of $7.9 million (net of $5.3 million tax benefit), plus reclassification adjustment for net gains included in net income of $863,000 (net of $576,000 tax expense).

(2)	Net unrealized holding loss on securities of $2.3 million (net of $1.3 million tax benefit).
See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three months ended
	March 31,
	2006	2005
Net income	$17,427	$15,019

Unrealized losses arising during the period on investment securities available for sale	(3,603)	(9,495)

Less: Income tax benefit related to unrealized losses on investment securities, available for sale	(1,286)	(3,771)

Net unrealized losses on investment securities available for sale	(2,317)	(5,724)

Comprehensive income	$15,110	$9,295

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three months ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,427	$15,019
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Federal Home Loan Bank stock dividends	(44)	(43)
Amortization of investment premiums, net	293	281
Origination of loans held for sale	(61,655)	(63,856)
Proceeds from sales of loans held for sale	58,869	72,444
Net decrease in trading account assets	229	227
Provision for loan losses	21	1,000
Gain on sales of loans	(333)	(195)
Increase in mortgage servicing rights	(634)	(211)
Depreciation and amortization	2,667	2,759
Tax benefits of stock options exercised	431	1,336
Net (increase) decrease in other assets	(2,351)	(640)
Net increase (decrease) in other liabilities	(96)	1,141
Other, net	1,018	(599)

Net cash provided by operating activities	15,842	28,663

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	—	(634)
Sales and maturities of investment securities available-for-sale	19,614	27,342
Redemption of Federal Home Loan Bank stock	43	41
Maturities of investment securities held-to-maturity	1,045	15
Net loan and lease originations	(182,915)	(66,013)
Purchase of loans	(136)	(7,451)
Disposals of furniture and equipment	28	18
Sales of real estate owned	1,054	—
Proceeds from sales of loans	9,549	9,430
Purchases of premises and equipment	(2,588)	(3,553)

Net cash used by investing activities	(154,306)	(40,805)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposit liabilities	(56,610)	155,000
Net increase (decrease) in Fed funds purchased	152,500	(28,000)
Net increase (decrease) in securities sold under agreements to repurchase	6,625	(4,555)
Dividends paid on common stock	(5,352)	(2,669)
Excess tax benefits from the exercise of stock options	751	—
Proceeds from stock options exercised	1,339	2,711
Repayment of term debt	(73)	(25,051)

Net cash provided by financing activities	99,180	97,436

Net increase (decrease) in cash and cash equivalents	(39,284)	85,294
Cash and cash equivalents, beginning of period	161,754	118,207

Cash and cash equivalents, end of period	$122,470	$203,501

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$26,241	$12,324
Income taxes	$4,100	$4,975

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 – Summary of Significant Accounting Policies
The accounting and financial reporting policies of Umpqua Holdings Corporation (referred to in this report as “we”, “our” or “the Company”) conform with accounting principles generally accepted in the United States of America. The accompanying interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Umpqua Bank (“Bank”), and Strand, Atkinson, Williams & York, Inc. (“Strand”). All material inter-company balances and transactions have been eliminated. The consolidated financial statements have not been audited. A more detailed description of our accounting policies is included in the 2005 Annual Report filed on Form 10-K. There have been no significant changes to these policies.
In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period. Certain reclassifications of prior year amounts have been made to conform with current classifications.
Note 2 – Stock-Based Compensation
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
The Company has options outstanding under two prior plans adopted in 1995 and 2000, respectively. With the adoption of the 2003 Plan, no additional grants can be issued under the previous plans. The Company also assumed various plans in connection with mergers and acquisitions but does not make grants under those plans.
Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payments, a revision to the previously issued guidance on accounting for stock options and other forms of equity-based compensation. SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). Prior to January 1, 2006, we accounted for share-based compensation to employees under the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Under the intrinsic value method, compensation expense is recognized only to the extent an option’s exercise price is less than the market value of the underlying stock on the date of grant. We also followed the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. We adopted SFAS No. 123R under the modified prospective method which means that the unvested portion of previously granted awards and any awards that are granted or modified after the date of adoption will be measured and accounted for under the provisions of SFAS No. 123R. Accordingly, financial statement amounts for prior periods presented have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options. The Company will continue to use straight-line recognition of expenses for awards with graded vesting.
As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s income before income taxes and net income for the three months ended March 31, 2006, are $355,000 and $213,000 lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three months ended March 31, 2006 would have been $0.40 and $0.39, respectively, if the Company had not adopted SFAS No. 123R, compared to reported basic and diluted earnings per share of $0.39.
The compensation cost related to stock options that has been charged against income (included in salaries and employee benefits) was $367,000 for the three months ended March 31, 2006. The total income tax benefit recognized in the income statement related to stock options was $146,000 for the three months ended March 31, 2006.
The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model using assumptions noted in the following table. Expected volatility is based on the historical volatility of the price of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination rates within the valuation model. The expected term of options granted is derived from the vesting period and contractual term using an allowed “short-cut method” and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Three months ended
March 31, 2006
Dividend yield	2.68%
Expected life (years)	6.4
Expected volatility	35%
Risk-free rate	4.30%
Weighted average grant date fair value of options granted	$9.18
Under APB No. 25, for all options originally granted by the Company, no compensation cost was recognized related to stock options in the three months ended March 31, 2005. Compensation cost of $10,000, net of tax, was recognized as salaries and benefits expense for certain unvested options that were assumed in connection with the acquisitions of Centennial Bancorp and Humboldt Bancorp that continued to vest after acquisition. The following table presents the effect on net income and earnings per share if the fair value based method prescribed by SFAS No. 123, using straight-line expense recognition, had been applied to all outstanding and unvested awards in the three months ended March 31, 2005:
(in thousands, except per share data)

Three months ended
March 31, 2005
NET INCOME, AS REPORTED	$15,019
Deduct: Additional stock-based employee compensation determined under the fair value based method for all awards, net of tax effects	(102)

Pro forma net income	$14,917

NET INCOME PER SHARE:
Basic — as reported	$0.34
Basic — pro forma	$0.34
Diluted — as reported	$0.33
Diluted — pro forma	$0.33
The following weighted-average assumptions were used to determine the fair value of option grants as of the grant date to determine compensation cost under SFAS No. 123:

Dividend yield	1.66%
Expected life (years)	7.5
Expected volatility	38%
Risk-free rate	4.24%
Weighted average grant date fair value of options granted	$9.61
The following table summarizes information about stock option activity for the three months ended March 31, 2006:

(In thousands, except per share data)

	Three months ended March 31, 2006
			Weighted-Avg
	Options	Weighted-Avg	Remaining Contractual	Aggregate
	Outstanding	Exercise Price	Term	Intrinsic Value
Balance, beginning of period	1,846	$13.75
Granted	25	$28.43
Exercised	(165)	$8.13
Forfeited/expired	(13)	$20.97

Balance, end of period	1,693	$14.45	6.3	$23,784

Options exercisable at end of period	1,093	$10.64	5.3	$19,525

The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of options exercised during the three months ended March 31, 2006 and 2005 was $3.3 million and $4.1 million, respectively. During the three months ended March 31, 2006, the amount of cash received from the exercise of stock options was $1.3 million. As of March 31, 2006, there was $4.4 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 3.3 years.
The Company grants restricted stock periodically as a part of the 2003 Plan for the benefit of employees. Restricted shares issued currently vest ratably over five years for all grants issued. Recipients of restricted stock do not pay any cash consideration to the Company for the shares, and have the right to vote all shares subject to such grant, and receive all dividends with respect to such shares, whether or not the shares have vested. Restrictions are based on continuous service.
The following table summarizes information about non-vested restricted shares as of March 31, 2006 and changes for the three months ended March 31, 2006:
(In thousands, except per share data)

	Three months ended March 31, 2006
	Restricted
	Shares	Average Grant
	Outstanding	Date Fair Value
Balance, beginning of period	47	$20.77
Granted	82	$28.03
Vested	—	—
Forfeited/expired	(3)	22.13

Balance, end of period	126	$25.48

The compensation cost related to restricted stock that has been charged against income (included in salaries and employee benefits) was $103,000 for the three months ended March 31, 2006. This compared with a restricted stock compensation cost of $65,000 for the three months ended March 31, 2005. The total income tax benefit recognized in the income statement related to restricted stock was $41,000 for the three months ended March 31, 2006. This compared with an income tax benefit related to restricted stock of $26,000 for the three months ended March 31, 2005. As of March 31, 2006, there was $3.1 million of total unrecognized compensation cost related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 4.2 years.
For the three months ended March 31, 2006 and 2005, the Company received income tax benefits of $1.2 million, and $1.3 million, respectively, related to the exercise of non-qualifying employee stock options, disqualifying dispositions for the exercise of incentive stock options and the vesting of restricted shares. Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS No. 123R requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $751,000 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123R.

Note 3 – Business Combinations
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
Upon completion of the acquisition, which is expected in the second quarter of 2006, all Western Sierra Bancorp branches will operate under the Umpqua Bank name. The acquisition will add Western Sierra’s complete network of 31 Northern California branches, including locations in the Sacramento, Auburn, Lakeport and Sonora areas, to our network of 96 Northern California, Oregon and Washington locations and result in a combined institution with assets of approximately $6.9 billion.
Note 4 – Per Share Information
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
The following is a computation of basic and diluted earnings per share for the three months ended March 31, 2006 and 2005:
Earnings Per Share
(in thousands, except per share data)

	Three months ended
	March 31,
	2006	2005
Basic earnings per share:
Weighted average shares outstanding	44,658	44,331
Net income	$17,427	$15,019
Basic earnings per share	$0.39	$0.34

Diluted earnings per share:
Weighted average shares outstanding	44,658	44,331
Net effect of the assumed exercise of stock options and vesting of restricted shares, based on the treasury stock method	371	632

Total weighted average shares and common stock equivalents outstanding	45,029	44,963

Net income	$17,427	$15,019
Diluted earnings per share	$0.39	$0.33
Note 5 – Segment Information
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
Summarized financial information concerning the Company’s reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

Segment Information

	Three Months Ended March 31, 2006
(in thousands)	Community	Retail	Mortgage
	Banking	Brokerage	Banking	Consolidated

Interest income	$79,270	$22	$1,454	$80,746
Interest expense	25,396	—	1,071	26,467

Net interest income	53,874	22	383	54,279
Provision for loan losses	21	—	—	21
Non-interest income	7,950	2,477	1,775	12,202
Non-interest expense	34,170	2,576	1,983	38,729
Merger-related expense	251	—	—	251

Income before income taxes	27,382	(77)	175	27,480
Provision for income taxes	9,981	—	72	10,053

Net income	$17,401	$(77)	$103	$17,427

	Three Months Ended March 31, 2005
	Community	Retail	Mortgage
(in thousands)	Banking	Brokerage	Banking	Consolidated

Interest income	$63,001	$13	$1,460	$64,474
Interest expense	13,770	—	854	14,624

Net interest income	49,231	13	606	49,850
Provision for loan losses	1,000	—	—	1,000
Non-interest income	6,058	3,177	1,367	10,602
Non-interest expense	30,616	2,872	1,846	35,334
Merger-related expense	101	—	—	101

Income before income taxes	23,572	318	127	24,017
Provision for income taxes	8,829	118	51	8,998

Net income	$14,743	$200	$76	$15,019

	March 31, 2006
	Community	Retail	Mortgage
(in thousands)	Banking	Brokerage	Banking	Consolidated

Total assets	$5,371,038	$7,870	$96,936	$5,475,844
Total loans	$4,022,868	$—	$73,326	$4,096,194
Total deposits	$4,229,589	$—	$59	$4,229,648

	December 31, 2005
	Community	Retail	Mortgage
(in thousands)	Banking	Brokerage	Banking	Consolidated

Total assets	$5,257,333	$7,925	$95,381	$5,360,639
Total loans	$3,846,507	$—	$75,124	$3,921,631
Total deposits	$4,286,227	$—	$39	$4,286,266
Note 6 – Recently Issued Accounting Pronouncements
In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 156”). SFAS No. 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value. In addition, entities are permitted to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess the rights for impairment. Beginning with the fiscal year in which an entity adopts SFAS No. 156, it may elect to subsequently measure a class of servicing assets and liabilities at fair value. Post adoption, an entity may make this election as of the beginning of any fiscal year. An entity that elects to subsequently measure a class of servicing assets and liabilities at fair value should apply that election to all new and existing recognized servicing assets and liabilities within that class. The effect of remeasuring an existing class of servicing assets and liabilities at fair value is to be reported as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact of the adoption of SFAS No. 156.
In March 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force regarding Issue 03-1 The Meaning of

Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-01”). The consensus provided guidance for determining when an investment is other-than-temporarily impaired and established disclosure requirements for investments with unrealized losses. The guidance was effective for periods beginning after June 15, 2004. On September 30, 2004, the FASB deferred the implementation of the recognition criteria of EITF 03-01. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP nullifies certain requirements of EITF 03-1. Based on the clarification provided in FSP FAS 115-1 and FAS 124-1, the amount of any other-than-temporary impairment that needs to be recognized will continue to be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee and an entity’s intent and ability to hold the impaired investment at the time of the valuation. The Company adopted FSP FAS 115-1 and FAS 124-1 effective January 1, 2006. Adoption of this FSP did not have a material effect on our financial condition or results of operations.
In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans and Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for acquired loans that show evidence of having deteriorated in terms of credit quality since their origination and for which a loss is deemed probable of occurring. SOP 03-3 requires acquired loans to be recorded at their fair value, defined as the present value of future cash flows including interest income, to be recognized over the life of the loan. SOP 03-3 prohibits the carryover of an allowance for loan loss on certain acquired loans within its scope considered in the future cash flow assessments. SOP 03-3 was effective for loans acquired in fiscal years beginning after December 15, 2004 and has not had a material effect on our financial condition or results of operations.
Note 7 — Junior Subordinated Debentures
As of March 31, 2006, the Company had ten wholly-owned trusts (“Trusts”) that were formed to issue trust preferred securities and related common securities of the Trusts and are not consolidated. Five Trusts, representing aggregate total obligations of approximately $58.9 million (fair value of approximately $68.6 million as of the merger date), were assumed in connection with the Humboldt merger. Following is information about the Trusts:
Junior Subordinated Debentures
(in thousands)

		Issued	Carrying		Effective
Trust Name	Issue Date	Amount	Value (1)	Rate (2)	Rate (3)	Maturity Date	Call Date
Umpqua Holdings Statutory Trust I	September 2002	$25,774	$25,774	Floating (4)	8.46%	September 2032	September 2007
Umpqua Statutory Trust II	October 2002	20,619	20,619	Floating (5)	8.01%	October 2032	October 2007
Umpqua Statutory Trust III	October 2002	30,928	30,928	Floating (6)	8.20%	November 2032	November 2007
Umpqua Statutory Trust IV	December 2003	10,310	10,310	Floating (7)	7.45%	January 2034	January 2009
Umpqua Statutory Trust V	December 2003	10,310	10,310	Floating (7)	7.77%	March 2034	March 2009
HB Capital Trust I	March 2000	5,310	6,650	10.875%	7.73%	March 2030	March 2010
Humboldt Bancorp Statutory Trust I	February 2001	5,155	6,120	10.200%	7.91%	February 2031	February 2011
Humboldt Bancorp Statutory Trust II	December 2001	10,310	11,686	Floating (8)	7.01%	December 2031	December 2006
Humboldt Bancorp Statutory Trust III	September 2003	27,836	31,775	6.75% (9)	4.89%	September 2033	September 2008
CIB Capital Trust	November 2002	10,310	11,471	Floating (6)	6.94%	November 2032	November 2007

	Total	$156,862	$165,643

(1)	Reflects purchase accounting adjustments, net of accumulated amortization, for junior subordinated debentures assumed in connection with the Humboldt merger.

(2)	Contractual interest rate of junior subordinated debentures.

(3)	Effective interest rate as of March 2006, including impact of purchase accounting amortization.

(4)	Rate based on LIBOR plus 3.50%, adjusted quarterly.

(5)	Rate based on LIBOR plus 3.35%, adjusted quarterly.

(6)	Rate based on LIBOR plus 3.45%, adjusted quarterly.

(7)	Rate based on LIBOR plus 2.85%, adjusted quarterly.

(8)	Rate based on LIBOR plus 3.60%, adjusted quarterly.

(9)	Rate fixed for 5 years from issuance, then adjusted quarterly thereafter based on LIBOR plus 2.95%.
The $165.6 million of junior subordinated debentures issued to the Trusts as of March 31, 2006 ($165.7 million as of December 31, 2005) are reflected as junior subordinated debentures in the consolidated balance sheets. The common stock issued by the Trusts is recorded in other assets in the consolidated balance sheets, and totaled $4.7 million at March 31, 2006 and December 31, 2005.
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
Note 8 – Commitments and Contingencies
Lease Commitments — The Company leases 75 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times upon expiration.
Rent expense for the three months ended March 31, 2006 and 2005 was $2.0 million and $1.5 million, respectively. Rent expense was offset by rent income of $55,000 and $71,000 for the three months ended March 31, 2006 and 2005, respectively.
Financial Instruments with Off-Balance Sheet Risk — The Company’s financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank’s business and involve elements of credit, liquidity and interest rate risk. The following table presents a summary of the Bank’s commitments and contingent liabilities as of March 31, 2006:
(in thousands)

As of March 31, 2006
Commitments to extend credit	$1,064,890
Commitments to extend overdrafts	$94,804
Commitments to originate residential loans	$84,119
Forward sales commitments	$17,162
Standby letters of credit	$29,544
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
The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position. There were no counterparty default losses on forward contracts in the three months ended March 31, 2006 and 2005. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At March 31, 2006, the Bank had commitments to originate mortgage loans totaling $84.1 million with a net fair value liability of approximately $74,000. As of that date, it also had forward sales commitments of $17.2 million with a net fair value asset of $105,000. The Bank recorded gains of $27,000 and $12,000 related to its commitments to originate mortgage loans and related forward sales commitments in the three months ended March 31, 2006 and 2005, respectively.

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank has not been required to perform on any financial guarantees and did not incur any losses in connection with standby letters of credit during the three months ended March 31, 2006 and 2005. At March 31, 2006, approximately $19.0 million of standby letters of credit expire within one year, and $10.5 million expire thereafter. Upon issuance, the Company recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. Fees are recognized ratably over the term of the standby letter of credit. The fair value of guarantees associated with standby letters of credit was $110,000 as of March 31, 2006.
At March 31, 2006, the reserve for unfunded commitments, which is included in other liabilities on the consolidated balance sheet, was approximately $1.6 million. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amounts of commitments, loss experience, and economic conditions.
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
Concentrations of Credit Risk — The Company grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington and California. In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 79% and 78% of the Company’s loan portfolio at March 31, 2006 and December 31, 2005, respectively. Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations to have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectibility of these loans. Personal and business income represent the primary source of repayment for a majority of these loans.
The Bank recognizes the credit risks inherent in dealing with other depository institutions. Accordingly, to prevent excessive exposure to any single correspondent, the Bank has established general standards for selecting correspondent banks as well as internal limits for allowable exposure to any single correspondent. In addition, the Bank has an investment policy that sets forth limitations that apply to all investments with respect to credit rating and concentrations per issuer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Report contains certain forward-looking statements, which are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. These statements may include statements that expressly or implicitly predict future results, performance or events. In addition, the words “expect,” believe,” “anticipate” and other similar expressions identify forward-looking statements. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the control of Umpqua. Risks and uncertainties include the following:
•	The ability to attract new deposits and loans

•	Competitive market pricing factors

•	Deterioration in economic conditions that could result in increased loan losses

•	Market interest rate volatility

•	Changes in legal or regulatory requirements

•	The ability to recruit and retain certain key management and staff

•	Risks associated with merger integration
There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. We do not intend to update these forward-looking statements. Readers should consider any forward-looking statements in light of this explanation, and we caution readers about relying on forward-looking statements.
General
Umpqua Holdings Corporation (referred to in this report as “we,” “our,” and “the Company”), an Oregon corporation, is a financial holding company with two principal operating subsidiaries, Umpqua Bank (the “Bank”) and Strand, Atkinson, Williams and York, Inc. (“Strand”).
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
We are considered one of the most innovative community banks in the United States, combining a retail product delivery approach with an emphasis on quality-assured personal service. Beginning in 1995, we have transformed the Bank from a traditional community bank into a community-oriented financial services retailer by implementing a variety of retail marketing strategies to increase revenue and differentiate ourselves from our competition.
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
Executive Summary and Highlights
Highlights for the first quarter of 2006 were as follows:
•	On February 6, 2006, we announced the signing of a definitive agreement to acquire Western Sierra Bancorp (“Western Sierra”) and its principal operating subsidiaries, Western Sierra Bank, Central California Bank, Lake Community Bank and Auburn Community Bank. At the time of the announcement, Western Sierra had total assets of $1.3 billion and 31 branches throughout Northern California.

•	Net income per diluted share was $0.39 for the first quarter of 2006, an increase of 18% over the $0.33 per diluted share earned in the first quarter of 2005.

•	Total consolidated assets as of March 31, 2006 were $5.48 billion, compared to $4.98 billion a year ago, an increase of 10%.

•	Gross loans and leases increased 16% from a year ago.

•	Deposits increased 7% from a year ago.

•	Credit quality continued to improve. Non-performing loans and leases were $7.8 million at March 31, 2006 or 0.19% of total loans and leases, a significant decrease compared to $23.9 million or 0.67% of total loans and leases a year ago.

•	With net recoveries of $640,000 in the quarter and credit quality improvement, there was no substantial provision for credit losses during the quarter. This compared to a provision of $1.0 million for the same period a year ago.

•	Net interest margin decreased to 4.69% for the quarter, compared to 4.83% for the same period a year ago, due to recent increases in short-term market interest rates which led to an increase in deposit and borrowing costs.
•	New stores were opened in Medford and Bend, Oregon during the three months ended March 31, 2006.
Summary of Critical Accounting Policies
Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2005 included in the Form 10-K filed with the Securities and Exchange Commission (‘SEC”) on March 14, 2006. Not all of these critical accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes that the following policies would be considered critical under the SEC’s definition.
Allowance for Loan Losses and Reserve for Unfunded Commitments
The Bank performs regular credit reviews of the loan portfolio to determine the credit quality of the portfolio and the adherence to underwriting standards. When loans are originated, they are assigned a risk rating that is assessed periodically during the term of the loan through the credit review process. The risk ratings are a primary factor in determining an appropriate amount for the allowance for loan losses. During 2004, the Bank formed a management Allowance for Loan Losses (“ALL”) Committee, which is responsible for, among other things, regular review of the ALL methodology, including loss factors, and ensuring that it is designed and applied in accordance with generally accepted accounting principles. The ALL Committee reviews loans that have been placed on non-accrual status and approves placing loans on impaired status. The ALL Committee also approves removing loans that are impaired from impairment and non-accrual status.
Each risk rating is assessed an inherent credit loss factor that determines the amount of the allowance for loan losses provided for that group of loans with similar risk rating. Credit loss factors may vary by region based on management’s belief that there may ultimately be different credit loss rates experienced in each region.
Regular credit reviews of the portfolio also identify loans that are considered potentially impaired. Potentially impaired loans are referred to the ALL Committee which reviews and approves designating loans as impaired. A loan is considered impaired when based on current information and events, we determine that we will probably not be able to collect all amounts due according to the loan contract, including scheduled interest payments. When we identify a loan as impaired, we measure the impairment using discounted cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In this case, we use the current fair value of the collateral, less selling costs, instead of discounted cash flows. If we determine that the value of the impaired loan is less than the recorded investment in the loan, we recognize this impairment reserve as a specific component to be provided for in the allowance for loan losses. The combination of the risk rating-based allowance component and the impairment reserve allowance component lead to an allocated allowance for loan losses. The Bank also maintains an unallocated allowance amount to provide for other credit losses inherent in the loan portfolio that may not have been contemplated in the credit loss factors. This unallocated amount generally comprises less than 5% of the allowance. The unallocated amount is reviewed periodically based on trends in credit losses, the results of credit reviews and overall economic trends.
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
Mortgage Servicing Rights
Retained mortgage servicing rights are measured by allocating the carrying value of the loans between the assets sold and the interest retained, based on their relative fair values at the date of the sale. Subsequent measurements are determined using a discounted cash flow model. Mortgage servicing rights are amortized over the expected life of the loan and are evaluated periodically for impairment. The expected life of the loan can vary from management’s estimates due to prepayments by borrowers, especially when interest rates fall. Prepayments in excess of management’s estimates would negatively impact the recorded value of the mortgage servicing rights. The value of the mortgage servicing rights is also dependent upon the discount rate used in the model. Management reviews this rate on an ongoing basis based on current market rates. A significant increase in the discount rate would reduce the value of mortgage servicing rights.
Valuation of Goodwill and Intangible Assets
At March 31, 2006, we had $408.2 million in goodwill and other intangible assets as a result of business combinations. Goodwill and other intangibles with indefinite lives are not amortized but instead are periodically tested for impairment. Management performs an impairment analysis for the intangible assets with indefinite lives on a quarterly basis and determined that there was no impairment as of March 31, 2006. The valuation is based on discounted cash flows or observable market prices on a segment basis. A 10% or 20%

decrease in market price is not expected to result in an impairment. If impairment was deemed to exist, a write down of the asset would occur with a charge to earnings.
Stock-based Compensation
Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment, a revision to the previously issued guidance on accounting for stock options and other forms of equity-based compensation. Additional information is included in Note 2 of the Notes to Condensed Consolidated Financial Statements.
RESULTS OF OPERATIONS—OVERVIEW
For the three months ended March 31, 2006, net income was $17.4 million, or $0.39 per diluted share, an increase of 18% on a per diluted share basis. The improvement in diluted earnings per share for the three months ended March 31, 2006 is principally attributable to improved net interest income, partially offset by increased operating expenses.
We incur significant expenses related to the completion and integration of mergers. Accordingly, we believe that our operating results are best measured on a comparative basis excluding the impact of merger-related expenses, net of tax. We define operating income as income before merger related expenses, net of tax, and we calculate operating income per diluted share by dividing operating earnings by the same diluted share total used in determining diluted earnings per share (see Note 4 of the Notes to Condensed Consolidated Financial Statements). Operating income and operating income per diluted share are considered “non-GAAP” financial measures. Although we believe the presentation of non-GAAP financial measures provides a better indication of our operating performance, readers of this report are urged to review the GAAP results as presented in the Condensed Consolidated Financial Statements.
The following table presents a reconciliation of operating income and operating income per share to net income and net income per share for the three months ended March 31, 2006 and 2005:
Reconciliation of Operating Income to Net Income
(in thousands, except per share data)

	Three months ended
	March 31,
	2006	2005
Net income	$17,427	$15,019
Merger-related expenses, net of tax	151	61

Operating income	$17,578	$15,080

Per diluted share:
Net income	$0.39	$0.33
Merger-related expenses, net of tax	—	0.01

Operating income	$0.39	$0.34

The following table presents the returns on average assets, average shareholders’ equity and average tangible shareholders’ equity for the three months ended March 31, 2006 and 2005. For each of the periods presented, the table includes the calculated ratios based on reported net income and operating income as shown in the Table above. Our return on average shareholders’ equity is negatively impacted as the result of capital required to support goodwill under bank regulatory guidelines. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger-related intangible assets, we believe it beneficial to also consider the return on average tangible shareholders’ equity. The return on average tangible shareholders’ equity is calculated by dividing net income by average shareholders’ equity less average intangible assets. The return on average tangible shareholders’ equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average shareholders’ equity.

Returns on Average Assets, Shareholders’ Equity and Tangible Shareholders’ Equity
(in thousands)

	Three months ended
	March 31,
	2006	2005
Returns on average assets:
Net income	1.31%	1.24%
Operating income	1.32%	1.25%

Returns on average shareholders’ equity:
Net income	9.50%	8.78%
Operating income	9.58%	8.82%

Returns on average tangible shareholders’ equity:
Net income	21.04%	21.34%
Operating income	21.22%	21.43%

Calculation of average tangible shareholders’ equity:
Average shareholders’ equity	$744,190	$693,551
Less: average intangible assets	(408,212)	(408,160)

Average tangible shareholders’ equity	$335,978	$285,391

NET INTEREST INCOME
Net interest income is the largest source of our operating income. Net interest income for the three months ended March 31, 2006 was $54.3 million, an increase of $4.4 million, or 9% over the same period in 2005. This increase is attributable to growth in outstanding average interest-earning assets, primarily loans, offset by growth in interest-bearing liabilities, primarily money-market and time deposits, over the same period in 2005.
The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax-equivalent basis was 4.69% for the three months ended March 31, 2006, a decrease of 14 basis points as compared to the same period in 2005. This decrease is primarily due to increases in short-term market rates which led to an increase in deposit and borrowing costs. The increased yield on interest-earning assets of 72 basis points was more than offset by a corresponding increase in our cost of interest-bearing liabilities which increased by 112 basis points.
Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, changes in volume, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds, or rates. The following table presents condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three months ended March 31, 2006 and 2005:

Average Rates and Balances
(dollars in thousands)

	Three months ended			Three months ended
	March 31, 2006			March 31, 2005
		Interest	Average		Interest	Average
	Average	Income or	Yields	Average	Income or	Yields
	Balance	Expense	or Rates	Balance	Expense	or Rates

INTEREST-EARNING ASSETS:
Loans and leases (1)	$4,025,130	$73,120	7.37%	$3,488,907	$56,936	6.62%
Taxable securities	608,211	6,755	4.44%	624,299	6,592	4.22%
Non-taxable securities (2)	76,525	1,070	5.59%	66,699	1,080	6.47%
Temporary investments (3)	12,038	127	4.28%	36,030	220	2.48%

Total interest earning assets	4,721,904	81,072	6.96%	4,215,935	64,828	6.24%
Allowance for credit losses	(43,842)			(45,636)
Other assets	733,357			738,102

Total assets	$5,411,419			$4,908,401

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	$2,108,789	$10,829	2.08%	$2,032,998	$5,464	1.09%
Time deposits	1,134,994	10,209	3.65%	894,916	5,860	2.66%
Federal funds purchased and repurchase agreements	233,860	2,389	4.14%	87,505	501	2.32%
Term debt	3,138	28	3.62%	82,625	405	1.99%
Notes payable on junior subordinated debentures and trust preferred securities	165,703	3,012	7.37%	166,214	2,394	5.84%

Total interest-bearing liabilities	3,646,484	26,467	2.94%	3,264,258	14,624	1.82%
Non-interest-bearing deposits	968,506			894,916
Other liabilities	52,239			55,676

Total liabilities	4,667,229			4,214,850
Shareholders’ equity	744,190			693,551

Total liabilities and shareholders’ equity	$5,411,419			$4,908,401

NET INTEREST INCOME (2)		$54,605			$50,204

NET INTEREST SPREAD			4.02%			4.42%

AVERAGE YIELD ON EARNING ASSETS (1), (2)			6.96%			6.24%

INTEREST EXPENSE TO EARNING ASSETS			2.27%			1.41%

NET INTEREST INCOME TO EARNING ASSETS (1),(2)			4.69%			4.83%

(1)	Non-accrual loans and mortgage loans held for sale are included in the average balance.

(2)	Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $326,000 and $354,000 for the three months ended March 31, 2006 and 2005, respectively.

(3)	Temporary investments include federal funds sold and interest-bearing deposits at other banks.
The following table sets forth a summary of the changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three months ended March 31, 2006 as compared to the same period in 2005. Changes in interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Rate/Volume Analysis
(in thousands)

	THREE MONTHS ENDED MARCH 31,
	2006 COMPARED TO 2005
	INCREASE (DECREASE) IN INTEREST
	INCOME AND EXPENSE DUE TO
	CHANGES IN
	VOLUME	RATE	TOTAL

INTEREST-EARNING ASSETS:
Loans	$9,321	$6,863	$16,184
Taxable securities	(173)	336	163
Non-taxable securities (1)	148	(158)	(10)
Temporary investments	(197)	104	(93)

Total (1)	9,099	7,145	16,244

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	211	5,154	5,365
Time deposits	1,817	2,532	4,349
Repurchase agreements and federal funds	1,285	603	1,888
Term debt	(562)	185	(377)
Junior subordinated debentures	(7)	625	618

Total	2,744	9,099	11,843

Net increase in net interest income (1)	$6,355	$(1,954)	$4,401

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.
PROVISION FOR LOAN LOSSES
The provision for loan losses for the three months ended March 31, 2006 was $21,000 and primarily related to overdrafts. This compared with $1.0 million of provision for loan losses for the same period in 2005. As a percentage of average outstanding loans, the provision for loan losses recorded for the three months ended March 31, 2006 was insignificant, representing a decrease of 12 basis points from the three months ended March 31, 2005. The decrease in the provision for loan losses in the three months ended March 31, 2006 is principally attributable to improved asset quality trends and net recoveries of $640,000 in the quarter.
The provision for loan losses is based on management’s evaluation of inherent risks in the loan portfolio and a corresponding analysis of the allowance for loan losses. Additional discussion on loan quality and the allowance for loan losses is provided under the heading Asset Quality and Non-Performing Assets below.
NON-INTEREST INCOME
Non-interest income in the three months ended March 31, 2006 was $12.2 million, an increase of $1.6 million, or 15%, over the same period in 2005. The following table presents the key components of non-interest income for the three months ended March 31, 2006 and 2005:

Non-Interest Income
(in thousands)

	Three months ended
	March 31,
			Change	Change
	2006	2005	Amount	Percent
Deposit service charges	$5,484	$4,822	$662	14%
Brokerage fees	2,368	3,129	(761)	-24%
Mortgage banking revenue, net	1,844	1,350	494	37%
Other	2,506	1,301	1,205	93%

Total	$12,202	$10,602	$1,600	15%

The increase in deposit service charges in 2006 over 2005 is principally attributable to the increased volume of deposit accounts. The decrease in brokerage fees resulted from the departure of certain investment advisors. The increase in mortgage banking revenue was a result of increased volume of loans originated and sold during the quarter and a reduced valuation write down of mortgage servicing rights as compared to the same period a year ago. The increase in other income included an approximate $300,000 legal settlement and increased income from the sale of SBA loans driven by increased production in our government-guaranteed lending group.
NON-INTEREST EXPENSE
Non-interest expense for the three months ended March 31, 2006 was $39.0 million, an increase of $3.5 million or 10% compared to the three months ended March 31, 2005. The following table presents the key elements of non-interest expense for the three months ended March 31, 2006 and 2005.
Non-Interest Expense
(in thousands)

	Three months ended
	March 31,
			Change	Change
	2006	2005	Amount	Percent
Salaries and employee benefits	$21,801	$20,279	$1,522	8%
Net occupancy and equipment	7,168	6,133	1,035	17%
Communications	1,465	1,245	220	18%
Marketing	1,325	757	568	75%
Services	3,403	3,512	(109)	-3%
Supplies	629	527	102	19%
Intangible amortization	547	660	(113)	-17%
Merger-related expenses	251	101	150	149%
Other	2,391	2,221	170	8%

Total	$38,980	$35,435	$3,545	10%

Salaries and employee benefits have continued to increase due to increased incentives, benefit costs, and additional staff. Net occupancy and equipment also continues to increase reflecting increased lease costs and continued infrastructure development to support the Company’s growth and expansion. We also incur significant expenses in connection with the completion and integration of bank acquisitions that are not capitalizable. Classification of expenses as merger-related is done in accordance with the provisions of a Board-approved policy.
INCOME TAXES
Our consolidated effective tax rate as a percentage of pre-tax income for the three months ended March 31, 2006 was 36.6%, compared to 37.5% for the same period in 2005. The effective tax rates were below the federal statutory rate of 35% and the apportioned state rate of 5% (net of the federal tax benefit) principally because of non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities, tax credits arising from low income housing investments and exemptions related to loans and hiring in certain designated enterprise zones.

FINANCIAL CONDITION
INVESTMENT SECURITIES
Total investment securities as of March 31, 2006 were $656.1 million, as compared to $680.5 million at December 31, 2005. This decrease is principally attributable to maturities of $19.6 million in investment securities and decrease in fair market value of available-for-sale securities of $3.6 million.
The following table presents the investment securities portfolio by major type as of March 31, 2006 and December 31, 2005:
Investment Securities Composition
(in thousands)

	Investment Securities Available for Sale
	March 31, 2006		December 31, 2005
	Fair Value	%	Fair Value	%

U.S. Treasury and agencies	$193,388	30%	$196,538	29%
Mortgage-backed securities and collateralized mortgage obligations	340,143	53%	359,583	54%
Obligations of states and political subdivisions	67,462	10%	67,836	10%
Other investment securities	47,494	7%	47,911	7%

Total	$648,487	100%	$671,868	100%

	Investment Securities Held to Maturity
	March 31, 2006		December 31, 2005
	Amortized		Amortized
	Cost	%	Cost	%

Obligations of states and political subdivisions	$7,258	95%	$8,302	96%
Other investment securities	375	5%	375	4%

Total	$7,633	100%	$8,677	100%

Because the Bank has the ability and intent to hold investments with unrealized losses until a market price recovery or to maturity, none of the investment securities with unrealized losses are considered other than temporarily impaired.
LOANS
Total loans outstanding at March 31, 2006 were $4.1 billion, an increase of $174.6 million, or 4%, from year-end 2005. The growth in loans was principally due to organic loan growth in both the Oregon/Washington and California markets.
The following table presents the concentration distribution of our loan portfolio by major type:

Loan Concentrations
(in thousands)

	March 31, 2006		December 31, 2005
Type of Loan	Amount	Percentage	Amount	Percentage
Construction and development	$684,149	16.7%	$638,555	16.3%
Farmland	55,426	1.4%	54,039	1.4%
Home equity credit lines	122,018	3.0%	125,508	3.2%
Single family first lien mortgage	122,962	3.0%	121,955	3.1%
Single family second lien mortgage	21,831	0.5%	18,570	0.5%
Multifamily	162,705	4.0%	161,844	4.1%
Commercial real estate	2,066,101	50.4%	1,954,516	49.8%

Total real estate secured	3,235,192	79.0%	3,074,987	78.4%
Commercial and industrial	730,905	17.8%	711,913	18.2%
Agricultural production	40,742	1.0%	41,218	1.1%
Consumer	47,811	1.2%	51,702	1.3%
Leases	16,959	0.4%	17,385	0.4%
Other	24,585	0.6%	24,426	0.6%

Total loans	$4,096,194	100.0%	$3,921,631	100.0%

ASSET QUALITY AND NON-PERFORMING ASSETS
Non-performing loans, which include non-accrual loans and accruing loans past due over 90 days, totaled $7.8 million, or 0.19% of total loans, at March 31, 2006, as compared to $6.4 million, or 0.16% of total loans, at December 31, 2005. Non-performing assets, which include non-performing loans and foreclosed real estate (“other real estate owned”), totaled $7.9 million, or 0.14% of total assets as of March 31, 2006, compared with $7.6 million, or 0.14% of total assets as of December 31, 2005.
Loans are classified as non-accrual when collection of principal or interest is doubtful—generally if they are past due as to maturity or payment of principal or interest by 90 days or more—unless such loans are well-secured and in the process of collection. Additionally, all loans that are “impaired” in accordance with SFAS No. 114, Accounting by Creditors for the Impairment of a Loan, are considered for non-accrual status. These loans will typically remain on non-accrual status until all principal and interest payments are brought current and the prospects for future payments in accordance with the loan agreement appear relatively certain. Foreclosed properties held as other real estate owned are recorded at the lower of the recorded investment in the loan or market value of the property less expected selling costs. Other real estate owned at March 31, 2006 totaled $69,000 and consisted of two commercial properties.
The following table summarizes our non-performing assets as of March 31, 2006 and December 31, 2005.
Non-Performing Assets
(dollars in thousands)

	March 31,	December 31,
	2006	2005
Loans on nonaccrual status	$6,113	$5,953
Loans past due 90 days or more and accruing	1,683	487

Total nonperforming loans	7,796	6,440
Other real estate owned	69	1,123

Total nonperforming assets	$7,865	$7,563

Allowance for loan losses	$44,546	$43,885
Reserve for unfunded commitments	1,642	1,601

Allowance for credit losses	$46,188	$45,486

Asset quality ratios:
Non-performing assets to total assets	0.14%	0.14%
Non-performing loans to total loans	0.19%	0.16%
Allowance for loan losses to total loans	1.09%	1.12%
Allowance for credit losses to total loans	1.13%	1.16%
Allowance for credit losses to total non-performing loans	592%	706%

At March 31, 2006, approximately $8.8 million of loans were classified as restructured as compared to $4.0 million at December 31, 2005. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. Substantially all of the restructured loans as of March 31, 2006 and December 31, 2005 were classified as impaired and $715,000 and $935,000, respectively, were included as non-accrual loans in the table above.
We have not identified any other potential problem loans that were not classified as non-performing but for which known information about the borrowers’ financial condition caused management to have concern about the ability of the borrower to comply with the repayment terms of their loans. A decline in the economic conditions in our general market areas or other factors could adversely impact individual borrowers or the loan portfolio in general. Accordingly, there can be no assurance that loans will not become 90 days or more past due, become impaired or placed on non-accrual status, restructured or transferred to other real estate owned in the future.
ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS
The allowance for loan losses (“ALL”) totaled $44.5 million at March 31, 2006 down from the $45.4 million at March 31, 2005.
Allowance for Loan Losses
(in thousands)

	Three months ended
	March 31,
	2006	2005
Balance, beginning of period	$43,885	$44,229
Provision for loan losses	21	1,000

Loans charged-off	(613)	(612)
Charge-off recoveries	1,253	743

Net recoveries	640	131

Total allowance for loan losses	44,546	45,360
Reserve for unfunded commitments	1,642	1,368

Allowance for credit losses	$46,188	$46,728

As a percentage of average loans (annualized):
Net recoveries	0.06%	0.02%
Provision for loan losses	0.00%	0.12%
The level of actual losses, as indicated by the ratio of net recoveries to average loans, declined during the three months ended March 31, 2006 as compared to the same period in 2005. These factors combined with improving trends in non-performing assets resulted in a decreased ratio of provision to average loans as compared to the same period in 2005.
The following table presents a summary of activity in the reserve for unfunded commitments (“RUC”):
Summary of Reserve for Unfunded Commitments Activity
(in thousands)

	Three months ended
	March 31,
	2006	2005
Balance, beginning of period	$1,601	$1,338
Net increase charged to other expenses	41	30

Balance, end of period	$1,642	$1,368

We believe that the ALL and RUC at March 31, 2006 are sufficient to absorb losses inherent in the loan portfolio and credit commitments outstanding as of that date, respectively, based on the best information available. This assessment, based in part on historical levels of net charge-offs, loan growth, and a detailed review of the quality of the loan portfolio, involves uncertainty and judgment. Therefore, the adequacy of the ALL and RUC cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan losses in future periods if the results of their review warrant such.

MORTGAGE SERVICING RIGHTS
The following table presents the key elements of our mortgage servicing rights asset as of March 31, 2006 and December 31, 2005:
Summary of Mortgage Servicing Rights
(in thousands)

	Three months ended
	March 31,
	2006	2005
Balance, beginning of period	$10,890	$11,154
Additions for new mortgage servicing rights capitalized	667	671
Amortization of servicing rights	(321)	(460)
Impairment charge	(33)	(284)

Balance, end of period	$11,203	$11,081

Balance of loans serviced for others	1,014,680	1,052,910
MSR as a percentage of serviced loans	1.10%	1.05%
As of March 31, 2006, we serviced residential mortgage loans for others with an aggregate outstanding principal balance of approximately $1.0 billion for which servicing assets have been recorded. In accordance with generally accepted accounting principles, the servicing asset recorded at the time of sale is amortized over the term of, and in proportion to, net servicing revenues. For the three months ended March 31, 2006, total mortgage loan origination volume was $81.6 million, an increase of $13.6 million, or 20%, from the same period in 2005.
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
At March 31, 2006, we had a valuation reserve of $2.4 million based on the estimated fair value of the servicing portfolio. The valuation reserve is adjusted on a quarterly basis through adjustments to mortgage banking revenue. For the three months ended March 31, 2006, impairment charge was $33,000 as compared to $284,000 for the same period in 2005.
GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS
At March 31, 2006, we had goodwill and core deposit intangibles of $399.1 million and $9.1 million, respectively, as compared to $398.8 million and $9.7 million, respectively, at year-end 2005. This increase in goodwill is primarily attributed to tax adjustments related to the Humboldt acquisition. The goodwill recorded in connection with the Humboldt acquisition represented the excess of the purchase price over the estimated fair value of the net assets acquired. A portion of the purchase price was allocated to the value of Humboldt’s core deposits, which included all deposits except certificates of deposit. The value of the core deposits was determined by a third party based on an analysis of the cost differential between the core deposits and alternative funding sources. We amortize core deposit intangible assets on an accelerated basis over an estimated ten-year life.
Substantially all of the goodwill is associated with our community banking operations. We evaluate goodwill for possible impairment on a quarterly basis and there were no impairments recorded for the three months ended March 31, 2006 and 2005.
DEPOSITS
Total deposits were $4.2 billion at March 31, 2006, a decrease of $56.6 million, or 1%, from the prior year-end due to seasonal deposit swings. Information on average deposit balances and average rates paid is included under the Net Interest Income section of this report.
The following table presents the deposit balances by major category as of March 31, 2006 and December 31, 2005:

Deposits
(in thousands)

	March 31, 2006		December 31, 2005
	Amount	Percentage	Amount	Percentage
Non-interest bearing	$990,803	23%	$987,714	23%
Interest bearing demand	588,871	14%	576,037	13%
Savings and money market	1,534,756	37%	1,597,311	38%
Time, $100,000 or greater	590,042	14%	601,616	14%
Time, less than $100,000	525,176	12%	523,588	12%

Total	$4,229,648	100%	$4,286,266	100%

BORROWINGS
At March 31, 2006, the Bank had outstanding term debt of $3.1 million. Advances from the Federal Home Loan Bank of San Francisco (“FHLB”) amounted to $2.4 million of the total and are secured by investment securities and residential mortgage loans. The FHLB advances outstanding at March 31, 2006 had fixed interest rates ranging from 6.08% to 7.44%. Approximately $1.0 million, or 42%, of the FHLB advances mature prior to December 31, 2007. Management expects continued use of FHLB advances as a source of short and long-term funding.
JUNIOR SUBORDINATED DEBENTURES
We had junior subordinated debentures with carrying values of $165.6 million and $165.7 million, respectively, at March 31, 2006 and December 31, 2005.
At March 31, 2006, approximately $121.1 million, or 73% of the total issued amount, had interest rates that are adjustable on a quarterly basis based on a spread over LIBOR. Increases in short-term market interest rates during 2005 and first quarter of 2006 have resulted in increased interest expense for junior subordinated debentures. Although any additional increases in short-term market interest rates will increase the interest expense for junior subordinated debentures, we believe that other attributes of our balance sheet will serve to mitigate the impact to net interest income on a consolidated basis.
As of March 31, 2006, $156.9 million (representing the entire issued amount) of junior subordinated debentures qualified as Tier 1 capital under regulatory capital purposes. Additional information regarding the terms of the junior subordinated debentures, including maturity/call dates and interest rates, is included in Note 7 of the Notes to Condensed Consolidated Financial Statements.
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
The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. In the three months ended March 31, 2006, the Bank paid the Company $6.0 million in dividends. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to meet its ongoing cash obligations, which consist principally of debt service on the $156.9 million (issued amount) of outstanding junior subordinated debentures. As of March 31, 2006, the Company did not have any borrowing arrangements of its own.
As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $15.8 million during the three months ended March 31, 2006. The principal source of cash provided by operating activities was net income. Net cash of $154.3 million used in investing activities consisted principally of $173.5 million of net loan growth, offset by maturities of investment securities available for sale of $19.6 million. The $99.2 million of cash provided by financing activities primarily consisted of $159.1 million increase in federal funds purchased and securities sold under agreements to repurchase, partly offset by $56.6 million of net deposit growth, and $5.4 million payment of dividends.

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
OFF-BALANCE SHEET ARRANGEMENTS
Information regarding Off-Balance Sheet Arrangements is included in Note 8 of the Notes to Condensed Consolidated Financial Statements.
CONCENTRATIONS OF CREDIT RISK
Information regarding Concentrations of Credit Risk is included in Note 8 of the Notes to Condensed Consolidated Financial Statements.
CAPITAL RESOURCES
Shareholders’ equity at March 31, 2006 was $750.8 million, an increase of $12.5 million, or 2%, from December 31, 2005. The increase in shareholders’ equity during the three months ended March 31, 2006 was principally due to the retention of $12.0 million, or approximately 69%, of net income for the period.
The following table shows Umpqua Holdings’ consolidated and Umpqua Bank capital adequacy ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a “well-capitalized” institution at March 31, 2006 and December 31, 2005:

			For Capital		To be Well
	Actual		Adequacy purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2006:
Total Capital
(to Risk Weighted Assets)
Consolidated	$549,369	11.61%	$378,549	8.00%	$473,186	10.00%
Umpqua Bank	$530,299	11.26%	$376,767	8.00%	$470,958	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$503,182	10.63%	$189,344	4.00%	$284,016	6.00%
Umpqua Bank	$484,112	10.28%	$188,370	4.00%	$282,556	6.00%
Tier I Capital
(to Average Assets)
Consolidated	$503,182	10.05%	$200,471	4.00%	$250,589	5.00%
Umpqua Bank	$484,112	9.71%	$199,428	4.00%	$249,285	5.00%

As of December 31, 2005:
Total Capital
(to Risk Weighted Assets)
Consolidated	$533,890	11.58%	$368,836	8.00%	$461,045	10.00%
Umpqua Bank	$515,040	11.23%	$366,903	8.00%	$458,629	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$488,404	10.59%	$184,477	4.00%	$276,716	6.00%
Umpqua Bank	$469,554	10.24%	$183,420	4.00%	$275,129	6.00%
Tier I Capital
(to Average Assets)
Consolidated	$488,404	10.09%	$193,619	4.00%	$242,024	5.00%
Umpqua Bank	$469,554	9.78%	$192,047	4.00%	$240,058	5.00%
The following table presents cash dividends declared and dividend payout ratios (dividends declared per share divided by basic earnings per share) for the three months ended March 31, 2006 and 2005:
Cash Dividends and Payout Ratios

	Three months ended
	March 31,
	2006	2005
Dividend declared per share	$0.12	$0.06
Dividend payout ratio	31%	18%
Our Board of Directors has approved a stock repurchase plan for up to 2.5 million shares of common stock. As of March 31, 2006, a total of 2.1 million shares remain available for repurchase under this authorization, which expires on June 30, 2007. In addition, our stock option plans provide for option holders to pay for the exercise price in part or whole by tendering previously held shares. Although no shares were repurchased in open market transactions during the first quarter of 2006, we expect to continue to repurchase additional shares in the future. The timing and amount of such repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings and our capital plan. We will not repurchase any shares during the proxy solicitation period leading up to the shareholder meetings on May 30, 2006 in connection with the Western Sierra acquisition.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in the quantitative and qualitative disclosures about market risk as of March 31, 2006 from those presented in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 4. Controls and Procedures
Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings. The disclosure controls and procedures were last evaluated by management as of March 31, 2006.
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
Item 1A.Risk Factors
There have been no material changes to the risk factors as of March 31, 2006 from those presented in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not Applicable

(b)	Not Applicable

(c)	There were no repurchases of common stock by the Company during the quarter ended March 31, 2006.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Submissions of Matters to a Vote of Securities Holders
(a)	Not Applicable.

(b)	Not Applicable.

(c)	Not Applicable.
Item 5. Other Information
(a)	On January 18, 2006, we entered into a Nonqualified Stock Option Agreement with President and Chief Executive Officer Raymond P. Davis. The agreement grants to Mr. Davis the option to purchase 25,000 shares of Umpqua common stock at an exercise price of $28.425 per share (the closing price of Umpqua common stock on January 18, 2006), subject to the following vesting schedule: options to purchase 7,500 shares vest on January 18, 2007, options to purchase 7,500 shares vest on January 18, 2008, options to purchase 5,000 shares vest on January 18, 2009 and options to purchase 5,000 shares vest on January 18, 2010. All options will vest upon occurrence of a change in control transaction. The options expire January 17, 2016. The agreement is attached as Exhibit 10.1 to this report.

(b)	Not Applicable.
Item 6. Exhibits
The exhibits filed as part of this Report and exhibits incorporated herein by reference to other documents are listed in the Exhibit Index to this Report.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UMPQUA HOLDINGS CORPORATION
(Registrant)

Dated May 9, 2006	/s/ Raymond P. Davis

Raymond P. Davis
President and
Chief Executive Officer

Dated May 9, 2006	/s/ Daniel A. Sullivan

Daniel A. Sullivan
Executive Vice President and
Chief Financial Officer

Dated May 9, 2006	/s/ Ronald L. Farnsworth

Ronald L. Farnsworth
Senior Vice President/Finance and
Principal Accounting Officer

EXHIBIT INDEX

Exhibit
1.1	(a) Agreement and Plan of Reorganization dated February 7, 2006 between Umpqua Holdings Corporation, Umpqua Bank, Western Sierra Bancorp, Western Sierra Bank, Auburn Community Bank, Lake Community Bank and Central California Bank and related Plan of Merger

3.1	(b) Articles of Incorporation, as amended

3.2	(c) Bylaws

4.0	(d) Specimen Stock Certificate

10.1	Nonqualified Stock Option Agreement dated January 18, 2006 between the Company and Raymond P. Davis

10.2	(e)Restated Supplemental Executive Retirement Plan effective January 1, 2006 between the Company and Raymond P. Davis

10.3	(f)Amendment to Employment Agreement for William Fike dated effective March 10, 2006

10.4	(g)Employment Agreements (3) dated effective March 10, 2006 with Named Executive Officers Brad Copeland, David Edson and Barbara Baker

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to Appendix A and Appendix B to the Joint Proxy Statement/Prospectus included in the Registration Statement on Form S-4A filed April 13, 2006 (File No. 333-132453)

(b)	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed September 9, 2002 (File No. 333-99301)

(c)	Incorporated by reference to Exhibit 3.2 to Form 10-Q filed May 10, 2004

(d)	Incorporated by reference to the Registration Statement on Form S-8 (No. 333-77259) filed April 28, 1999

(e)	Incorporated by reference to Exhibit 10.1 to Form 10-K filed March 14, 2006

(f)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed March 21, 2006

(g)	Incorporated by reference to Exhibits 10.2 through 10.4 to Form 8-K filed March 21, 2006