Form 10-Q
period 2006-06-30
UMPQUA HOLDINGS CORP
filed 2006-08-07
CIK 1077771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended: June 30, 2006

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
Common stock, no par value: 57,777,868 shares outstanding as of July 31, 2006

UMPQUA HOLDINGS CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except shares)

	June 30,	December 31,
	2006	2005
ASSETS
Cash and due from banks	$176,983	$151,521
Temporary investments	61,981	10,233

Total cash and cash equivalents	238,964	161,754
Trading account assets	376	601
Investment securities available for sale, at fair value	692,910	671,868
Investment securities held to maturity, at amortized cost	9,676	8,677
Mortgage loans held for sale	31,118	9,061
Loans	5,296,720	3,921,631
Allowance for loan losses	(58,516)	(43,885)

Net loans	5,238,204	3,877,746

Restricted equity securities	20,538	14,263
Premises and equipment, net	100,040	88,865
Goodwill and other intangible assets, net	682,789	408,503
Mortgage servicing rights, net	11,550	10,890
Other assets	153,778	108,411

Total assets	$7,179,943	$5,360,639

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$1,264,249	$987,714
Interest bearing	4,200,521	3,298,552

Total deposits	5,464,770	4,286,266
Securities sold under agreements to repurchase and federal funds purchased	261,720	113,865
Term debt	57,081	3,184
Junior subordinated debentures	204,222	165,725
Other liabilities	79,050	53,338

Total liabilities	6,066,843	4,622,378

COMMITMENTS AND CONTINGENCIES (NOTE 8)

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized; issued and outstanding: 57,651,533 in 2006 and 44,556,269 in 2005	923,309	564,579
Retained earnings	208,335	183,591
Accumulated other comprehensive loss	(18,544)	(9,909)

Total shareholders’ equity	1,113,100	738,261

Total liabilities and shareholders’ equity	$7,179,943	$5,360,639

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
INTEREST INCOME
Interest and fees on loans	$86,004	$60,220	$159,124	$117,156
Interest and dividends on investment securities
Taxable	6,693	6,252	13,404	12,801
Exempt from federal income tax	836	699	1,558	1,412
Dividends	56	38	100	81
Other interest income	354	454	503	687

Total Interest Income	93,943	67,663	174,689	132,137

INTEREST EXPENSE
Interest on deposits	25,953	13,485	46,991	24,809
Interest on securities sold under agreements to repurchase and federal funds purchased	1,802	407	4,191	908
Interest on term debt	2,055	139	2,083	544
Interest on junior subordinated debentures	3,376	2,550	6,388	4,944

Total interest expense	33,186	16,581	59,653	31,205

Net interest income	60,757	51,082	115,036	100,932
Provision for loan losses	54	1,400	75	2,400

Net interest income after provision for loan losses	60,703	49,682	114,961	98,532

NON-INTEREST INCOME
Service charges on deposit accounts	6,450	5,426	11,934	10,248
Brokerage commissions and fees	2,534	2,879	4,902	6,008
Mortgage banking revenue, net	2,503	228	4,347	1,578
Net (loss) gain on sale of investment securities	(1)	1,398	(1)	1,398
Other income	2,320	1,993	4,826	3,294

Total non-interest income	13,806	11,924	26,008	22,526

NON-INTEREST EXPENSE
Salaries and employee benefits	23,337	20,361	45,138	40,640
Net occupancy and equipment	7,199	6,109	14,367	12,242
Communications	1,480	1,578	2,945	2,823
Marketing	1,491	1,310	2,816	2,067
Services	3,414	2,835	6,817	6,347
Supplies	722	710	1,351	1,237
Intangible amortization	791	660	1,338	1,320
Merger related expenses	1,656	161	1,907	262
Other expenses	3,153	2,697	5,544	4,918

Total non-interest expenses	43,243	36,421	82,223	71,856

Income before income taxes	31,266	25,185	58,746	49,202
Provision for income taxes	11,635	9,179	21,688	18,177

Net income	$19,631	$16,006	$37,058	$31,025

Basic earnings per share	$0.40	$0.36	$0.80	$0.70
Diluted earnings per share	$0.40	$0.36	$0.79	$0.69
See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except shares)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total

BALANCE AT JANUARY 1, 2005	44,211,075	$560,611	$128,112	$(1,110)	$687,613
Net income			69,735		69,735
Other comprehensive loss, net of tax:
Unrealized losses on securities arising during the year (1)				(8,799)	(8,799)

Comprehensive income					$60,936

Stock-based compensation		693			693
Stock repurchased and retired	(84,185)	(1,904)			(1,904)
Issuances of common stock under stock plans and related tax benefit	429,379	5,179			5,179
Cash dividends ($0.32 per share)			(14,256)		(14,256)

Balance at December 31, 2005	44,556,269	$564,579	$183,591	$(9,909)	$738,261

BALANCE AT JANUARY 1, 2006	44,556,269	$564,579	$183,591	$(9,909)	$738,261
Net income			37,058		37,058
Other comprehensive loss, net of tax:
Unrealized losses on securities arising during the year (2)				(8,635)	(8,635)

Comprehensive income					$28,423

Stock-based compensation		1,019			1,019
Stock repurchased and retired	(48)	(1)			(1)
Issuances of common stock under stock plans and related tax benefit	349,983	3,991			3,991
Stock issued in connection with acquisitions	12,745,329	353,721			353,721
Cash dividends ($0.24 per share)			(12,314)		(12,314)

Balance at June 30, 2006	57,651,533	$923,309	$208,335	$(18,544)	$1,113,100

(1)	Net unrealized holding loss on securities of $7.9 million (net of $5.3 million tax benefit), plus reclassification adjustment for net gains included in net income of $863,000 (net of $576,000 tax expense).

(2)	Net unrealized holding loss on securities of $8.6 million (net of $5.4 million tax benefit), plus reclassification adjustment for net gains included in net income of $1,000.
See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$19,631	$16,006	$37,058	$31,025

Unrealized (losses) gains arising during the period on investment securities available for sale	(10,407)	8,390	(14,010)	(1,150)

Reclassification adjustment for losses (gains) realized in net income, net of tax (expense of $559 for the three and six months ended June 30, 2005)	1	(839)	1	(839)

Income tax benefit (expense) related to unrealized losses/gains on investment securities, available for sale	4,088	(3,356)	5,374	460

Net unrealized (losses) gains on investment securities available for sale	(6,318)	4,195	(8,635)	(1,529)

Comprehensive income	$13,313	$20,201	$28,423	$29,496

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six months ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,058	$31,025
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Federal Home Loan Bank stock dividends	(100)	(81)
Deferred income tax benefit	(264)	—
Amortization of investment premiums, net	572	518
Origination of loans held for sale	(133,339)	(146,221)
Proceeds from sales of loans held for sale	112,889	147,207
Net decrease in trading account assets	270	174
Provision for loan losses	75	2,400
Gain on sales of loans	(388)	(496)
Loss (gain) on sale of investment securities available-for-sale	1	(1,398)
(Increase) decrease in mortgage servicing rights	(1,301)	917
Depreciation and amortization	5,719	5,607
Tax benefits of stock options exercised	187	1,592
Net decrease (increase) in other assets	37,518	(47,323)
Net decrease in other liabilities	(610)	(177)
Other, net	484	271

Net cash provided by operating activities	58,771	(5,985)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	—	(634)
Sales and maturities of investment securities available-for-sale	37,998	103,779
Redemption of Federal Home Loan Bank stock	87	41
Maturities of investment securities held-to-maturity	1,850	75
Net loan and lease originations	(386,523)	(157,006)
Purchase of loans	(15,245)	(3,904)
Disposals of furniture and equipment	37	40
Cash acquired in merger, net of cash consideration paid	36,950	—
Proceeds from sales of loans	50,437	15,052
Purchases of premises and equipment	(5,677)	(6,966)

Net cash used by investing activities	(280,086)	(49,523)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit liabilities	162,704	174,242
Net increase in Fed funds purchased	145,000	47,000
Net increase (decrease) in securities sold under agreements to repurchase	2,855	(7,818)
Dividends paid on common stock	(10,732)	(2,672)
Excess tax benefits from the exercise of stock options	752	—
Proceeds from stock options exercised	3,052	3,601
Retirement of common stock	(1)	(1,149)
Repayment of term debt	(5,105)	(75,155)

Net cash provided by financing activities	298,525	138,049

Net increase in cash and cash equivalents	77,210	82,541
Cash and cash equivalents, beginning of period	161,754	118,207

Cash and cash equivalents, end of period	$238,964	$200,748

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$58,345	$28,170
Income taxes	$19,458	$12,674
See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 – Summary of Significant Accounting Policies
The accounting and financial reporting policies of Umpqua Holdings Corporation (referred to in this report as “we”, “our” or “the Company”) conform with accounting principles generally accepted in the United States of America. The accompanying interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Umpqua Bank (“Bank”), and Strand, Atkinson, Williams & York, Inc. (“Strand”). All material inter-company balances and transactions have been eliminated. The consolidated financial statements have not been audited. A more detailed description of our accounting policies is included in the 2005 Annual Report filed on Form 10-K. There have been no significant changes to these policies. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the 2005 Annual Report filed on Form 10-K.
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
As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s results for the three and six months ended June 30, 2006 reflected the following changes:
(in thousands, except per share data)

	Three months ended	Six months ended
	June 30, 2006	June 30, 2006
	Increase/(Decrease)
Salaries and employee benefits	$344	$698
Income before income taxes	$(344)	$(698)
Provision for income taxes	$(138)	$(279)
Net income	$(206)	$(419)
Basic earnings per share	$0.00	$0.00
Diluted earnings per share	$0.00	$(0.01)
The compensation cost related to stock options that has been charged against income (included in salaries and employee benefits) was $355,000 and $721,000 for the three and six months ended June 30, 2006, respectively, as compared to $14,000 and $30,000 for the same periods in 2005, respectively. This cost includes incremental expense resulting under SFAS No. 123R as well as costs related to unvested options assumed in connection with acquisitions as described below. The total income tax benefit recognized in the income statement related to stock options was $142,000 and $288,000 for the three and six months ended June 30, 2006, respectively, as compared to $6,000 and $12,000 for the same periods in 2005, respectively.
The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model using assumptions noted in the following table. Expected volatility is based on the historical volatility of the price of the Company’s stock. The Company uses historical data to estimate option exercise and stock option forfeiture rates within the valuation model. The expected term of options granted is derived from the vesting period and contractual term using an allowed “short-cut method” and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no stock option grants in the three months ended June 30, 2006.

Six months ended
June 30, 2006
Dividend yield	2.68%
Expected life (years)	6.4
Expected volatility	35%
Risk-free rate	4.30%
Weighted average grant date fair value of options granted	$9.18
Under APB No. 25, for all options originally granted by the Company, no compensation cost was recognized related to stock options in the three and six months ended June 30, 2005. Compensation cost, net of tax, of $8,000 and $18,000, was recognized as salaries and benefits expense for the three and six months ended June 30, 2005, respectively, for certain unvested options that were assumed in connection with the acquisitions of Centennial Bancorp and Humboldt Bancorp that continued to vest after acquisition. The following table presents the effect on net income and earnings per share if the fair value based method prescribed by SFAS No. 123, using straight-line expense recognition, had been applied to all outstanding and unvested awards in the three and six months ended June 30, 2005:
(in thousands, except per share data)

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
NET INCOME, AS REPORTED	$16,006	$31,025
Deduct: Additional stock-based employee compensation determined under the fair value based method for all awards, net of tax effects	(113)	(215)

Pro forma net income	$15,893	$30,810

NET INCOME PER SHARE:
Basic — as reported	$0.36	$0.70
Basic — pro forma	$0.36	$0.69
Diluted — as reported	$0.36	$0.69
Diluted — pro forma	$0.35	$0.69
The following weighted-average assumptions were used to determine the fair value of option grants as of the grant date to determine compensation cost under SFAS No. 123:

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
Dividend yield	1.66%	1.66%
Expected life (years)	7.5	7.5
Expected volatility	38%	38%
Risk-free rate	4.04%	4.20%
Weighted average grant date fair value of options granted	$8.90	$9.41
The following table summarizes information about stock option activity for the six months ended June 30, 2006:

(In thousands, except per share data)

	Six months ended June 30, 2006
			Weighted-Avg
	Options	Weighted-Avg	Remaining Contractual	Aggregate
	Outstanding	Exercise Price	Term (Years)	Intrinsic Value
Balance, beginning of period	1,846	$13.75
Granted	25	$28.43
Acquisitions	723	$14.32
Exercised	(348)	$8.78
Forfeited/expired	(18)	$17.87

Balance, end of period	2,228	$14.85	6.32	$24,178

Options exercisable at end of period	1,666	$12.62	5.80	$21,718

The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of options exercised during the three and six months ended June 30, 2006 was $3.0 million and $6.3 million, respectively. This compared to the total intrinsic value of options exercised during the three and six months ended June 30, 2005 of $946,000 and $4.6 million, respectively. During the three and six months ended June 30, 2006, the amount of cash received from the exercise of stock options was $1.8 million and $3.1 million, respectively. As of June 30, 2006, there was $3.8 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 3.1 years.
The Company grants restricted stock periodically as a part of the 2003 Plan for the benefit of employees. Restricted shares issued currently vest on an annual basis over five years for all grants issued. Recipients of restricted stock do not pay any cash consideration to the Company for the shares, and receive all dividends with respect to such shares, whether or not the shares have vested. Restrictions are based on continuous service.
The following table summarizes information about non-vested restricted shares as of June 30, 2006 and changes for the six months ended June 30, 2006:
(In thousands, except per share data)

	Six months ended June 30, 2006
	Restricted
	Shares	Average Grant
	Outstanding	Date Fair Value
Balance, beginning of period	47	$20.77
Granted	91	$27.98
Vested	—	—
Forfeited/expired	(4)	$22.20

Balance, end of period	134	$25.62

The compensation cost related to restricted stock that has been charged against income (included in salaries and employee benefits) was $195,000 and $298,000 for the three and six months ended June 30, 2006, respectively, as compared to $55,000 and $120,000 for the same periods in 2005, respectively. The total income tax benefit recognized in the income statement related to restricted stock was $78,000 and $119,000 for the three and six months ended June 30, 2006, respectively as compared to $22,000 and $48,000 for the same periods in 2005, respectively. The total fair value of shares vested during the three and six months ended June 30, 2006 was $8,000. This compared to total fair value of shares vested during the three and six months ended June 30, 2005 of $5,000 and $18,000, respectively. As of June 30, 2006, there was $3.1 million of total unrecognized compensation cost related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 4.0 years.
For the three months ended June 30, 2006 and 2005, the Company received income tax benefits of $749,000 and $259,000, respectively, related to the exercise of non-qualified employee stock options, disqualifying dispositions in the exercise of incentive stock options and the vesting of restricted shares. For the six months ended June 30, 2006 and 2005, the Company received income tax benefits of $1.9 million and $1.6 million, respectively. Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS No. 123R requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The amount of excess tax benefit classified as a financing cash flow in the current period was $752,000.
Note 3 – Business Combinations
On June 2, 2006, the Company acquired all of the outstanding common stock of Western Sierra Bancorp (“Western Sierra”) of Cameron Park, California, and its principal operating subsidiaries, Western Sierra Bank, Central California Bank, Lake Community Bank and Auburn Community Bank, in an acquisition accounted for under the purchase method of accounting. The results of Western Sierra’s operations have been included in the consolidated financial statements since that date. This acquisition has added Western Sierra’s complete network of 31 Northern California branches, including locations in the Sacramento, Auburn, Lakeport and Sonora areas, to our network of 96 California, Oregon and Washington locations. This merger was consistent with the Company’s community banking expansion strategy and provides further opportunity to enter growth markets in Northern California.
The aggregate purchase price was $353.7 million and included 12.7 million common shares valued at $343.0 million, and 723,000 stock options valued at $10.7 million. Western Sierra shareholders received 1.61 shares of the Company’s common stock for each share of Western Sierra common stock (“exchange ratio of 1.61:1”). The value of the common shares issued was determined as $26.91 per share based on the average closing market price of the Company’s common stock for the two trading days before and after the last trading day before public announcement of the merger. Outstanding Western Sierra stock options were converted (using the exchange ratio of 1.61:1) at a weighted average fair value of $14.32 per option.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

June 2, 2006
Assets Acquired:
Cash and equivalents	$36,978
Investment securities	76,229
Loans, net	1,009,860
Premises and equipment, net	10,109
Core deposit intangible asset	27,625
Goodwill	247,799
Other assets	82,866

Total assets acquired	$1,491,466

Liabilities Assumed:
Deposits	$1,016,053
Term debt	59,030
Junior subordinated debentures	38,094
Other liabilities	24,540

Total liabilities assumed	1,137,717

Net Assets Acquired	$353,749

Additional adjustments to the purchase price allocation may be required, specifically related to other assets, taxes and compensation adjustments. At June 30, 2006, the goodwill asset recorded in connection with the Western Sierra acquisition was $247.8 million.
The core deposit intangible asset shown in the table above represents the value ascribed to the long-term deposit relationships acquired. This intangible asset is being amortized on a straight-line basis over a weighted average estimated useful life of ten years. The core deposit intangible asset is not estimated to have a significant residual value. Goodwill represents the excess of the total purchase price paid for Western Sierra over the fair values of the assets acquired, net of the fair values of liabilities assumed. Goodwill has been assigned to the Community Banking segment. Goodwill is not amortized, but is evaluated for possible impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. No impairment losses were recognized in connection with core deposit intangible or goodwill assets during the three and six-month month periods ended June 30, 2006 and 2005.
The following tables present unaudited pro forma results of operations for the three and six months ended June 30, 2006 and 2005 as if the acquisition of Western Sierra had occurred on January 1, 2005. The Company expects to realize significant cost savings as a result of the Western Sierra merger that are not reflected in the pro forma consolidated condensed statements of income. No assurance can be given with respect to the ultimate level of such revenue enhancements or cost savings. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisitions actually occurred on January 1, 2005:
Pro Forma Financial Information — Unaudited
(in thousands, except per share data)

	Three Months Ended June 30, 2006
		Western	Pro Forma		Pro Forma
	Umpqua	Sierra	Adjustments		Combined
Net interest income	$60,757	$10,390	$1,729	(a)	$72,876
Provision for loan losses	54	350	—		404
Non-interest income	13,806	1,889	—		15,695
Non-interest expense	43,243	7,619	(968	)(b)	49,894

Income before income taxes	31,266	4,310	2,697		38,273
Provision for income taxes	11,635	1,708	1,079	(c)	14,422

Net income	$19,631	$2,602	$1,618		$23,851

Earnings per share:
Basic	$0.40				$0.42
Diluted	$0.40				$0.41

Average shares outstanding:
Basic	48,529	5,466	3,334	(d)	57,329
Diluted	48,994	5,584	3,406	(d)	57,984

(a)	Consists of net accretion of fair value adjustments related to the Western Sierra acquisition.

(b)	Consists of merger related expenses of $1.7 million, partially offset by core deposit intangible amortization of $688,000.

(c)	Income tax effect of pro forma adjustments at 40%.

(d)	Additional shares issued at an exchange ratio of 1.61:1.
(in thousands, except per share data)

	Six Months Ended June 30, 2006
		Western	Pro Forma		Pro Forma
	Umpqua	Sierra	Adjustments		Combined
Net interest income	$115,036	$25,834	$3,510	(a)	$144,380
Provision for loan losses	75	350	—		425
Non-interest income	26,008	5,040	—		31,048
Non-interest expense	82,223	18,168	(531	)(b)	99,860

Income before income taxes	58,746	12,356	4,041		75,143
Provision for income taxes	21,688	4,898	1,616	(c)	28,202

Net income	$37,058	$7,458	$2,425		$46,941

Earnings per share:
Basic	$0.80				$0.82
Diluted	$0.79				$0.81

Average shares outstanding:
Basic	46,604	6,638	4,049	(d)	57,291
Diluted	47,112	6,812	4,155	(d)	58,079

(a)	Consists of net accretion of fair value adjustments related to the Western Sierra acquisition.

(b)	Consists of merger related expenses of $1.9 million, partially offset by core deposit intangible amortization of $1.4 million.

(c)	Income tax effect of pro forma adjustments at 40%.

(d)	Additional shares issued at an exchange ratio of 1.61:1.

(in thousands, except per share data)

	Three Months Ended June 30, 2005
		Western	Pro Forma		Pro Forma
	Umpqua	Sierra	Adjustments		Combined
Net interest income	$51,082	$14,355	$1,427	(a)	$66,864
Provision for loan losses	1,400	460	—		1,860
Non-interest income	11,924	3,531	—		15,455
Non-interest expense	36,421	11,066	732	(b)	48,219

Income before income taxes	25,185	6,360	695		32,240
Provision for income taxes	9,179	2,269	278	(c)	11,726

Net income	$16,006	$4,091	$417		$20,514

Earnings per share:
Basic	$0.36				$0.36
Diluted	$0.36				$0.35

Average shares outstanding:
Basic	44,436	7,713	4,705	(d)	56,854
Diluted	44,988	7,982	4,869	(d)	57,839

(a)	Consists of net accretion of fair value adjustments related to the Western Sierra acquisition.

(b)	Consists of amortization of core deposit intangible asset related to the Western Sierra acquisition.

(c)	Income tax effect of pro forma adjustments at 40%.

(d)	Additional shares issued at an exchange ratio of 1.61:1.
(in thousands, except per share data)

	Six Months Ended June 30, 2005
		Western	Pro Forma		Pro Forma
	Umpqua	Sierra	Adjustments		Combined
Net interest income	$100,932	$28,200	$3,441	(a)	$132,573
Provision for loan losses	2,400	910	—		3,310
Non-interest income	22,526	6,140	—		28,666
Non-interest expense	71,856	20,881	1,464	(b)	94,201

Income before income taxes	49,202	12,549	1,977		63,728
Provision for income taxes	18,177	4,435	791	(c)	23,403

Net income	$31,025	$8,114	$1,186		$40,325

Earnings per share:
Basic	$0.70				$0.71
Diluted	$0.69				$0.70

Average shares outstanding:
Basic	44,384	7,679	4,684	(d)	56,747
Diluted	44,972	7,972	4,863	(d)	57,807

(a)	Consists of net accretion of fair value adjustments related to the Western Sierra acquisition.

(b)	Consists of amortization of core deposit intangible asset related to the Western Sierra acquisition.

(c)	Income tax effect of pro forma adjustments at 40%.

(d)	Additional shares issued at an exchange ratio of 1.61:1.
The following table summarizes activity in the Company’s accrued restructuring charges related to the Western Sierra acquisition which are recorded in other liabilities:

(in thousands)

Western Sierra
2006
Beginning balance	$—
Additions:
Severance, retention and other compensation	5,285
Other	22
Utilization:
Cash payments	(130)
Non-cash write-downs and other adjustments	(72)

Ending Balance	$5,105

The Company expects to incur approximately $1.4 million of additional merger-related expenses, generally consisting of professional fees and compensation costs, in connection with the Western Sierra merger.
Note 4 – Per Share Information
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in a similar manner, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares were issued using the treasury stock method. For all periods presented, stock options and unvested restricted shares are the only potentially dilutive instruments issued by the Company.
The following is a computation of basic and diluted earnings per share for the three and six months ended June 30, 2006 and 2005:
Earnings Per Share
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Basic earnings per share:
Weighted average shares outstanding	48,529	44,436	46,604	44,384
Net income	$19,631	$16,006	$37,058	$31,025
Basic earnings per share	$0.40	$0.36	$0.80	$0.70

Diluted earnings per share:
Weighted average shares outstanding	48,529	44,436	46,604	44,384
Net effect of the assumed exercise of stock options and vesting of restricted shares, based on the treasury stock method	465	552	508	588

Total weighted average shares and common stock equivalents outstanding	48,994	44,988	47,112	44,972

Net income	$19,631	$16,006	$37,058	$31,025
Diluted earnings per share	$0.40	$0.36	$0.79	$0.69
Note 5 – Segment Information
The Company operates three primary segments: Community Banking, Mortgage Banking and Retail Brokerage. The Community Banking segment’s principal business focus is the offering of loan and deposit products to its business and retail customers in its primary market areas. The Community Banking segment operates 127 stores located principally throughout Oregon, Northern California and Washington.
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
Summarized financial information concerning the Company’s reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

Segment Information

	Three Months Ended June 30, 2006
(in thousands)	Community	Retail	Mortgage
	Banking	Brokerage	Banking	Consolidated

Interest income	$91,704	$18	$2,221	$93,943
Interest expense	31,598	—	1,588	33,186

Net interest income	60,106	18	633	60,757
Provision for loan losses	54	—	—	54
Non-interest income	8,668	2,617	2,521	13,806
Non-interest expense	36,916	2,469	2,202	41,587
Merger-related expense	1,656	—	—	1,656

Income before income taxes	30,148	166	952	31,266
Provision for income taxes	11,185	60	390	11,635

Net income	$18,963	$106	$562	$19,631

	Six Months Ended June 30, 2006
(in thousands)	Community	Retail	Mortgage
	Banking	Brokerage	Banking	Consolidated

Interest income	$170,974	$40	$3,675	$174,689
Interest expense	56,994	—	2,659	59,653

Net interest income	113,980	40	1,016	115,036
Provision for loan losses	75	—	—	75
Non-interest income	16,618	5,094	4,296	26,008
Non-interest expense	71,086	5,045	4,185	80,316
Merger-related expense	1,907	—	—	1,907

Income before income taxes	57,530	89	1,127	58,746
Provision for income taxes	21,166	60	462	21,688

Net income	$36,364	$29	$665	$37,058

	Three Months Ended June 30, 2005
(in thousands)	Community	Retail	Mortgage
	Banking	Brokerage	Banking	Consolidated

Interest income	$66,213	$20	$1,430	$67,663
Interest expense	15,721	—	860	16,581

Net interest income	50,492	20	570	51,082
Provision for loan losses	1,400	—	—	1,400
Non-interest income	8,697	2,953	274	11,924
Non-interest expense	31,290	2,860	2,110	36,260
Merger-related expense	161	—	—	161

Income before income taxes	26,338	113	(1,266)	25,185
Provision for income taxes	9,649	37	(507)	9,179

Net income	$16,689	$76	$(759)	$16,006

	Six Months Ended June 30, 2005
(in thousands)	Community	Retail	Mortgage
	Banking	Brokerage	Banking	Consolidated

Interest income	$129,214	$33	$2,890	$132,137
Interest expense	29,491	—	1,714	31,205

Net interest income	99,723	33	1,176	100,932
Provision for loan losses	2,400	—	—	2,400
Non-interest income	14,755	6,130	1,641	22,526
Non-interest expense	61,906	5,732	3,956	71,594
Merger-related expense	262	—	—	262

Income before income taxes	49,910	431	(1,139)	49,202
Provision for income taxes	18,478	155	(456)	18,177

Net income	$31,432	$276	$(683)	$31,025

	June 30, 2006
(in thousands)	Community	Retail	Mortgage
	Banking	Brokerage	Banking	Consolidated

Total assets	$6,980,419	$7,040	$192,484	$7,179,943
Total loans	$5,133,777	$—	$162,943	$5,296,720
Total deposits	$5,464,702	$—	$68	$5,464,770

	December 31, 2005
(in thousands)	Community	Retail	Mortgage
	Banking	Brokerage	Banking	Consolidated

Total assets	$5,257,333	$7,925	$95,381	$5,360,639
Total loans	$3,846,507	$—	$75,124	$3,921,631
Total deposits	$4,286,227	$—	$39	$4,286,266
Note 6 – Recently Issued Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standards No. (“SFAS”) 109, Accounting for Income Taxes. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the adoption of FIN 48.
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
In March 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force regarding Issue 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). The consensus provided guidance for determining when an investment is other-than-temporarily impaired and established disclosure requirements for investments with unrealized losses. The guidance was effective for periods beginning after June 15, 2004. On September 30, 2004, the FASB deferred the implementation of the recognition criteria of EITF 03-1. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP nullifies certain requirements of EITF 03-1. Based on the clarification provided in FSP FAS 115-1 and FAS 124-1, the amount of any other-than-temporary impairment that needs to be recognized will continue to be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee and an entity’s intent and ability to hold the impaired investment at the time of the valuation. The Company adopted FSP FAS 115-1 and FAS 124-1 effective January 1, 2006. Adoption of this FSP did not have a material effect on our financial condition or results of operations.
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
Note 7 — Junior Subordinated Debentures
As of June 30, 2006, the Company had 14 wholly-owned trusts (“Trusts”) that were formed to issue trust preferred securities and related common securities of the Trusts and are not consolidated. Five Trusts, representing aggregate total obligations of approximately $58.9 million (fair value of approximately $68.6 million as of the merger date), were assumed in connection with the Humboldt merger. Four Trusts, representing aggregate total obligations of approximately $37.1 million (fair value of approximately $38.7 million as of the merger date), were assumed in connection with the Western Sierra merger. Following is information about the Trusts:
Junior Subordinated Debentures
(in thousands)

		Issued	Carrying		Effective
Trust Name	Issue Date	Amount	Value (1)	Rate (2)	Rate (3)	Maturity Date	Call Date
Umpqua Holdings Statutory Trust I	September 2002	$25,774	$25,774	Floating (4)	8.96%	September 2032	September 2007
Umpqua Statutory Trust II	October 2002	20,619	20,619	Floating (5)	8.50%	October 2032	October 2007
Umpqua Statutory Trust III	October 2002	30,928	30,928	Floating (6)	8.62%	November 2032	November 2007
Umpqua Statutory Trust IV	December 2003	10,310	10,310	Floating (7)	7.92%	January 2034	January 2009
Umpqua Statutory Trust V	December 2003	10,310	10,310	Floating (7)	8.25%	March 2034	March 2009
HB Capital Trust I	March 2000	5,310	6,636	10.875%	7.73%	March 2030	March 2010
Humboldt Bancorp Statutory Trust I	February 2001	5,155	6,110	10.200%	7.87%	February 2031	February 2011
Humboldt Bancorp Statutory Trust II	December 2001	10,310	11,673	Floating (8)	7.42%	December 2031	December 2006
Humboldt Bancorp Staututory Trust III	September 2003	27,836	31,700	6.75% (9)	4.89%	September 2033	September 2008
CIB Capital Trust	November 2002	10,310	11,460	Floating (6)	7.32%	November 2032	November 2007
Western Sierra Statutory Trust I	July 2001	6,196	6,519	Floating (10)	6.49%	July 2031	July 2006
Western Sierra Statutory Trust II	December 2001	10,300	10,837	Floating (8)	6.73%	December 2031	December 2006
Western Sierra Statutory Trust III	September 2003	10,310	10,673	Floating (11)	6.45%	September 2033	September 2008
Western Sierra Statutory Trust IV	September 2003	10,310	10,673	Floating (11)	6.45%	September 2033	September 2008

	Total	$193,978	$204,222

(1)	Includes purchase accounting adjustments, net of accumulated amortization, for junior subordinated debentures assumed in connection with the Humboldt and Western Sierra mergers.

(2)	Contractual interest rate of junior subordinated debentures.

(3)	Effective interest rate as of June 2006, including impact of purchase accounting amortization.

(4)	Rate based on LIBOR plus 3.50%, adjusted quarterly.

(5)	Rate based on LIBOR plus 3.35%, adjusted quarterly.

(6)	Rate based on LIBOR plus 3.45%, adjusted quarterly.

(7)	Rate based on LIBOR plus 2.85%, adjusted quarterly.

(8)	Rate based on LIBOR plus 3.60%, adjusted quarterly.

(9)	Rate fixed for 5 years from issuance, then adjusted quarterly thereafter based on LIBOR plus 2.95%.

(10)	Rate based on LIBOR plus 3.58%, adjusted quarterly.

(11)	Rate based on LIBOR plus 2.90%, adjusted quarterly.
The $204.2 million of junior subordinated debentures issued to the Trusts as of June 30, 2006 ($165.7 million as of December 31, 2005) are reflected as junior subordinated debentures in the consolidated balance sheets. The common stock issued by the Trusts is recorded in other assets in the consolidated balance sheets, and totaled $5.8 million at June 30, 2006 as compared to $4.7 million at December 31, 2005.
All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of June 30, 2006, under guidance issued by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Effective April 11, 2005, the Federal Reserve Board adopted a rule that permits the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. Under the Federal Reserve Board rule, after a five-year transition period ending March 31, 2009, the aggregate amount of trust preferred securities and certain other restricted core capital elements is limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. The Company includes all currently issued trust preferred securities in Tier 1 capital. There can be no assurance that the Federal Reserve Board will not further limit the amount of trust preferred securities permitted to be included in Tier 1 capital for regulatory capital purposes.
Note 8 – Commitments and Contingencies
Lease Commitments — The Company leases 110 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times upon expiration.
Rent expense for the three and six months ended June 30, 2006 was $2.0 million and $4.0 million, respectively, compared to $1.5 million and $3.0 million in the comparable periods in 2005. Rent expense was offset by rent income for the three and six months ended June 30, 2006 of $68,000 and $123,000, respectively, compared to $82,000 and $153,000 in the comparable periods in 2005.
Financial Instruments with Off-Balance-Sheet Risk — The Company’s financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank’s business and involve elements of credit, liquidity and interest rate risk. The following table presents a summary of the Bank’s commitments and contingent liabilities as of June 30, 2006:
(in thousands)

As of June 30, 2006
Commitments to extend credit	$1,384,670
Commitments to extend overdrafts	$90,413
Commitments to originate loans held-for-sale	$61,835
Forward sales commitments	$12,983
Standby letters of credit	$45,047
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
The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position. There were no counterparty default losses on forward contracts in the three and six months ended June 30, 2006 and 2005. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At June 30, 2006, the Bank had commitments to originate mortgage loans totaling $61.8 million with a net fair value liability of approximately $44,000. As of that date, it also had forward sales commitments of $13.0 million with a net fair value asset of $66,000. The Bank recorded gains related to its commitments to originate mortgage loans and related forward sales commitments of $205,000 and $232,000 in the three and six months ended June 30, 2006 as compared to losses of $176,000 and $165,000 in the comparable periods in 2005, respectively.
Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank has not been required to perform on any financial guarantees and did not incur any losses in connection with standby letters of credit during the three and six months ended June 30, 2006 and 2005. At June 30, 2006, approximately $14.9 million of standby letters of credit expire within one year, and $30.1 million expire thereafter. Upon issuance, the Company recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. Fees are recognized ratably over the term of the standby letter of credit. The fair value of guarantees associated with standby letters of credit was $176,000 as of June 30, 2006.
At June 30, 2006, the reserve for unfunded commitments, which is included in other liabilities on the consolidated balance sheet, was approximately $2.1 million. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amounts of commitments, loss experience, and economic conditions.
Mortgage loans sold to investors may be sold with servicing rights retained, with only the standard legal representations and warranties regarding recourse to the Bank. Management believes that any liabilities that may result from such recourse provisions are not significant.
Legal Proceedings—In the ordinary course of business, various claims and lawsuits are brought by and against the Company, the Bank and Strand. In the opinion of management, there is no pending or threatened proceeding in which an adverse decision could result in a material adverse change in the Company’s consolidated financial condition or results of operations.
Concentrations of Credit Risk — The Company grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington and California. In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 81% and 78% of the Company’s loan portfolio at June 30, 2006 and December 31, 2005, respectively. Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations to have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectibility of these loans. Personal and business income represent the primary source of repayment for a majority of these loans.
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
There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Specific risks in this report include the ability of the Company to realize significant cost savings as a result of the Western Sierra merger. We do not intend to update these forward-looking statements. Readers should consider any forward-looking statements in light of this explanation, and we caution readers about relying on forward-looking statements.
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
Executive Summary and Highlights
Highlights for the second quarter of 2006 were as follows:
•	Net income per diluted share was $0.40 for the second quarter of 2006, an increase of 11% over the $0.36 per diluted share earned in the second quarter of 2005.

•	On June 2, 2006, we completed the acquisition of Western Sierra Bancorp (“Western Sierra”) and its principal operating subsidiaries, Western Sierra National Bank, Central California Bank, Lake Community Bank and Auburn Community Bank in an all stock exchange valued at $353.7 million with 12.7 million shares of common stock issued in connection with the acquisition.

•	The Western Sierra acquisition was accretive to operating earnings (which exclude merger expenses, net of tax) by $0.01 per diluted share during the second quarter, based mainly on accelerated synergy realization.

•	Total consolidated assets as of June 30, 2006 were $7.2 billion, compared to $5.4 billion at December 31, 2005, an increase of $1.8 billion or 34%. The Western Sierra acquisition accounted for $1.5 billion of the growth. Annualized organic growth (which excludes growth from acquisition as of the merger date) was 12% in the six months ended June 30, 2006.

•	Total gross loans and leases were $5.3 billion as of June 30, 2006, compared to $3.9 billion at December 31, 2005, an increase of $1.4 billion or 35%. The Western Sierra acquisition accounted for $1.0 billion of the growth. Annualized organic growth (which excludes growth from acquisition as of the merger date) was 18% in the six months ended June 30, 2006.

•	Total deposits were $5.5 billion as of June 30, 2006, compared to $4.3 billion at December 31, 2005, an increase of $1.2 billion or 27%. The Western Sierra acquisition accounted for $1.0 billion of the growth. Annualized organic growth (which excludes growth from acquisition as of the merger date) was 8% in the six months ended June 30, 2006.

•	Credit quality continued to improve. Non-performing assets were $7.4 million at June 30, 2006 or 0.10% of total assets, a decrease compared to $7.6 million or 0.14% of total assets at December 31, 2005.

•	With net recoveries of $513,000 in the six months ended June 30, 2006 and credit quality improvement, there was no substantial provision for credit losses during the three and six months ended June 30, 2006. This compared to a provision of $1.4 million and $2.4 million for the same periods a year ago.

•	Net interest margin decreased to 4.68% and 4.69% for the three and six months ended June 30, 2006, compared to 4.81% and 4.82% for the same periods a year ago, due to increases in short-term market interest rates which led to an increase in deposit and borrowing costs.
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
Allowance for Loan Losses and Reserve for Unfunded Commitments
The Bank performs regular credit reviews of the loan portfolio to determine the credit quality of the portfolio and the adherence to underwriting standards. When loans are originated, they are assigned a risk rating that is assessed periodically during the term of the loan through the credit review process. The risk ratings are a primary factor in determining an appropriate amount for the allowance for loan losses. Management’s Allowance for Loan Losses (“ALL”) Committee is responsible for regular review of the ALL methodology, including loss factors, and ensuring that it is designed and applied in accordance with generally accepted accounting principles. The ALL Committee reviews loans that have been placed on non-accrual status and approves placing loans on impaired status. The ALL Committee also approves removing loans that are impaired from impairment and non-accrual status.
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
Valuation of Goodwill and Intangible Assets
At June 30, 2006, we had $682.8 million in goodwill and other intangible assets as a result of business combinations. Goodwill and other intangibles with indefinite lives are not amortized but instead are periodically tested for impairment. Management performs an impairment analysis for the intangible assets with indefinite lives on a quarterly basis and determined that there was no impairment as of June 30, 2006. The valuation is based on discounted cash flows or observable market prices on a segment basis. A 10% or 20% decrease in market price is not expected to result in an impairment. If impairment was deemed to exist, a write down of the asset would occur with a charge to earnings.
Stock-based Compensation
Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment, a revision to the previously issued guidance on accounting for stock options and other forms of equity-based compensation. Additional information is included in Note 2 of the Notes to Condensed Consolidated Financial Statements.
RESULTS OF OPERATIONS
OVERVIEW
For the three months ended June 30, 2006, net income was $19.6 million, or $0.40 per diluted share, an increase of 11% on a per diluted share basis as compared to $16.0 million, or $0.36 per diluted share for the three months ended June 30, 2005. For the six months ended June 30, 2006, net income was $37.1 million, or $0.79 per diluted share, an increase of 14% on a per diluted share basis as compared to $31.0 million, or $0.69 per diluted share for the six months ended June 30, 2005. The improvement in diluted earnings per share for the six months ended June 30, 2006 is principally attributable to improved net interest income, partially offset by increased operating expenses.
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
The following table presents a reconciliation of operating income and operating income per share to net income and net income per share for the three and six months ended June 30, 2006 and 2005:

Reconciliation of Operating Income to Net Income
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$19,631	$16,006	$37,058	$31,025
Merger-related expenses, net of tax	994	97	1,144	157

Operating income	$20,625	$16,103	$38,202	$31,182

Per diluted share:
Net income	$0.40	$0.36	$0.79	$0.69
Merger-related expenses, net of tax	0.02	—	0.02	—

Operating income	$0.42	$0.36	$0.81	$0.69

The following table presents the returns on average assets, average shareholders’ equity and average tangible shareholders’ equity for the three and six months ended June 30, 2006 and 2005. For each of the periods presented, the table includes the calculated ratios based on reported net income and operating income as shown in the Table above. Our return on average shareholders’ equity is negatively impacted as the result of capital required to support goodwill. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger-related intangible assets, we believe it beneficial to also consider the return on average tangible shareholders’ equity. The return on average tangible shareholders’ equity is calculated by dividing net income by average shareholders’ equity less average intangible assets. The return on average tangible shareholders’ equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average shareholders’ equity.
Returns on Average Assets, Shareholders’ Equity and Tangible Shareholders’ Equity
(dollars in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Returns on average assets:
Net income	1.31%	1.29%	1.31%	1.27%
Operating income	1.37%	1.30%	1.35%	1.27%

Returns on average shareholders’ equity:
Net income	9.18%	9.11%	9.32%	8.95%
Operating income	9.64%	9.17%	9.61%	9.00%

Returns on average tangible shareholders’ equity:
Net income	21.17%	21.61%	21.10%	21.48%
Operating income	22.24%	21.74%	21.76%	21.59%

Calculation of average tangible shareholders’ equity:
Average shareholders’ equity	$858,168	$704,466	$801,494	$699,039
Less: average intangible assets	(486,167)	(407,364)	(447,405)	(407,760)

Average tangible shareholders’ equity	$372,001	$297,102	$354,089	$291,279

NET INTEREST INCOME
Net interest income is the largest source of our operating income. Net interest income for the three months ended June 30, 2006 was $60.8 million, an increase of $9.7 million, or 19% over the same period in 2005. Net interest income for the six months ended June 30, 2006 was $115.0 million, an increase of $14.1 million, or 14% over the same period in 2005. This increase is attributable to growth in outstanding average interest-earning assets, primarily loans, offset by growth in interest-bearing liabilities, primarily money-market and time deposits, over the same period in 2005.
The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax-equivalent basis was 4.68% for the three months ended June 30, 2006, a decrease of 13 basis points as compared to the same period in 2005. The net interest margin on a fully tax-equivalent basis for the six months ended June 30, 2006 was 4.69%, a decrease of 13 basis points as compared to the same period in 2005. This decrease is primarily due to increases in short-term market rates which led to an increase in deposit and borrowing costs. The increased yield on interest-earning assets of 86 and 80 basis points in the three and six months ended June 30, 2006 was more than offset by a corresponding increase in our cost of interest-bearing liabilities which increased by 124 and 120 basis points in the three and six months ended June 30, 2006.
Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, changes in volume, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds, or rates. The following table presents condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three and six months ended June 30, 2006 and 2005:
Average Rates and Balances (Quarterly)
(dollars in thousands)

	Three months ended			Three months ended
	June 30, 2006			June 30, 2005
		Interest	Average		Interest	Average
	Average	Income or	Yields	Average	Income or	Yields
	Balance	Expense	or Rates	Balance	Expense	or Rates
INTEREST-EARNING ASSETS:
Loans and leases (1)	$4,519,866	$86,004	7.63%	$3,570,800	$60,220	6.76%
Taxable securities	595,993	6,749	4.53%	588,806	6,290	4.27%
Non-taxable securities (2)	88,360	1,228	5.56%	64,575	1,062	6.59%
Temporary investments (3)	32,541	336	4.13%	62,792	434	2.76%

Total interest earning assets	5,236,760	94,317	7.22%	4,286,973	68,006	6.36%
Allowance for credit losses	(49,251)			(46,372)
Other assets	843,243			739,766

Total assets	$6,030,752			$4,980,367

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	$2,280,089	$13,711	2.41%	$2,027,536	$6,582	1.30%
Time deposits	1,267,003	12,242	3.88%	980,870	6,903	2.82%
Federal funds purchased and repurchase agreements	176,868	1,802	4.09%	72,142	407	2.26%
Term debt	163,400	2,055	5.04%	27,061	139	2.06%
Notes payable on junior subordinated debentures and trust preferred securities	177,510	3,376	7.63%	166,032	2,550	6.16%

Total interest-bearing liabilities	4,064,870	33,186	3.27%	3,273,641	16,581	2.03%
Non-interest-bearing deposits	1,048,201			949,610
Other liabilities	59,513			52,650

Total liabilities	5,172,584			4,275,901
Shareholders’ equity	858,168			704,466

Total liabilities and shareholders’ equity	$6,030,752			$4,980,367

NET INTEREST INCOME (2)		$61,131			$51,425

NET INTEREST SPREAD			3.95%			4.33%

AVERAGE YIELD ON EARNING ASSETS (1) (2)			7.22%			6.36%

INTEREST EXPENSE TO EARNING ASSETS			2.54%			1.55%

NET INTEREST INCOME TO EARNING ASSETS (1) (2)			4.68%			4.81%

(1)	Non-accrual loans and mortgage loans held for sale are included in the average balance.

(2)	Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $374,000 and $343,000 for the three months ended June 30, 2006 and 2005, respectively.

(3)	Temporary investments include federal funds sold and interest-bearing deposits at other banks.

Average Rates and Balances (Year-to-Date)
(dollars in thousands)

	Six months ended			Six months ended
	June 30, 2006			June 30, 2005
		Interest	Average		Interest	Average
	Average	Income or	Yields	Average	Income or	Yields
	Balance	Expense	or Rates	Balance	Expense	or Rates
INTEREST-EARNING ASSETS:
Loans and leases (1)	$4,273,865	$159,124	7.51%	$3,530,080	$117,156	6.69%
Taxable securities	602,068	13,504	4.49%	606,428	12,882	4.25%
Non-taxable securities (2)	82,475	2,298	5.57%	65,658	2,142	6.53%
Temporary investments (3)	22,346	463	4.17%	49,485	654	2.66%

Total interest earning assets	4,980,754	175,389	7.10%	4,251,651	132,834	6.30%
Allowance for credit losses	(46,587)			(46,006)
Other assets	788,629			738,938

Total assets	$5,722,796			$4,944,583

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	$2,194,913	$24,540	2.25%	$1,995,279	$12,046	1.22%
Time deposits	1,201,363	22,451	3.77%	973,104	12,763	2.64%
Federal funds purchased and repurchase agreements	205,206	4,191	4.12%	79,781	908	2.30%
Term debt	83,712	2,083	5.02%	54,690	544	2.01%
Notes payable on junior subordinated debentures and trust preferred securities	171,639	6,388	7.51%	166,123	4,944	6.00%

Total interest-bearing liabilities	3,856,833	59,653	3.12%	3,268,977	31,205	1.92%
Non-interest-bearing deposits	1,008,573			922,414
Other liabilities	55,896			54,153

Total liabilities	4,921,302			4,245,544
Shareholders’ equity	801,494			699,039

Total liabilities and shareholders’ equity	$5,722,796			$4,944,583

NET INTEREST INCOME (2)		$115,736			$101,629

NET INTEREST SPREAD			3.98%			4.38%

AVERAGE YIELD ON EARNING ASSETS (1) (2)			7.10%			6.30%

INTEREST EXPENSE TO EARNING ASSETS			2.41%			1.48%

NET INTEREST INCOME TO EARNING ASSETS (1) (2)			4.69%			4.82%

(1)	Non-accrual loans and mortgage loans held for sale are included in the average balance.

(2)	Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $700,000 and $697,000 for the six months ended June 30, 2006 and 2005, respectively.

(3)	Temporary investments include federal funds sold and interest-bearing deposits at other banks.
The following table sets forth a summary of the changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three and six months ended June 30, 2006 as compared to the same period in 2005. Changes in interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Rate/Volume Analysis (Quarterly)
(in thousands)

	THREE MONTHS ENDED JUNE 30,
	2006 COMPARED TO 2005
	INCREASE (DECREASE) IN INTEREST
	INCOME AND EXPENSE DUE TO
	CHANGES IN
	VOLUME	RATE	TOTAL
INTEREST-EARNING ASSETS:
Loans	$17,391	$8,393	$25,784
Taxable securities	77	382	459
Non-taxable securities (1)	349	(183)	166
Temporary investments	(260)	162	(98)

Total (1)	17,557	8,754	26,311

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	909	6,220	7,129
Time deposits	2,344	2,995	5,339
Repurchase agreements and federal funds	897	498	1,395
Term debt	1,489	427	1,916
Junior subordinated debentures	185	641	826

Total	5,824	10,781	16,605

Net increase in net interest income (1)	$11,733	$(2,027)	$9,706

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.
Rate/Volume Analysis (Year-to-Date)
(in thousands)

	SIX MONTHS ENDED JUNE 30,
	2006 COMPARED TO 2005
	INCREASE (DECREASE) IN INTEREST
	INCOME AND EXPENSE DUE TO
	CHANGES IN
	VOLUME	RATE	TOTAL
INTEREST-EARNING ASSETS:
Loans	$26,591	$15,377	$41,968
Taxable securities	(94)	716	622
Non-taxable securities (1)	498	(342)	156
Temporary investments	(458)	267	(191)

Total (1)	26,537	16,018	42,555

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	1,313	11,181	12,494
Time deposits	3,447	6,241	9,688
Repurchase agreements and federal funds	2,181	1,102	3,283
Term debt	402	1,137	1,539
Junior subordinated debentures	169	1,275	1,444

Total	7,512	20,936	28,448

Net increase in net interest income (1)	$19,025	$(4,918)	$14,107

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

PROVISION FOR LOAN LOSSES
The provision for loan losses was $54,000 and $75,000 for the three and six months ended June 30, 2006. This compared with $1.4 million and $2.4 million of provision for loan losses for the same periods in 2005. As a percentage of average outstanding loans, the provision for loan losses recorded for the three and six months ended June 30, 2006 was insignificant, representing a decrease of 16 basis points and 14 basis points, respectively, from the same periods in 2005. The decrease in the provision for loan losses in the three and six months ended June 30, 2006 is principally attributable to improved asset quality trends and net recoveries of $513,000 in the six months ended June 30, 2006.
The provision for loan losses is based on management’s evaluation of inherent risks in the loan portfolio and a corresponding analysis of the allowance for loan losses. Additional discussion on loan quality and the allowance for loan losses is provided under the heading Asset Quality and Non-Performing Assets below.
NON-INTEREST INCOME
Non-interest income in the three months ended June 30, 2006 was $13.8 million, an increase of $1.9 million, or 16%, over the same period in 2005. Non-interest income for the six months ended June 30, 2006 was $26.0 million, an increase of $3.5 million, or 15% over the same period in 2005. The following table presents the key components of non-interest income for the three and six months ended June 30, 2006 and 2005:
Non-Interest Income
(in thousands)

	Three months ended				Six months ended
	June 30,				June 30,
			Change	Change			Change	Change
	2006	2005	Amount	Percent	2006	2005	Amount	Percent
Service charges on deposit accounts	$6,450	$5,426	$1,024	19%	$11,934	$10,248	$1,686	16%
Brokerage commissions and fees	2,534	2,879	(345)	-12%	4,902	6,008	(1,106)	-18%
Mortgage banking revenue, net	2,503	228	2,275	998%	4,347	1,578	2,769	175%
Net (loss) gain on sale of investment securities	(1)	1,398	(1,399)	-100%	(1)	1,398	(1,399)	-100%
Other income	2,320	1,993	327	16%	4,826	3,294	1,532	47%

Total	$13,806	$11,924	$1,882	16%	$26,008	$22,526	$3,482	15%

The increase in deposit service charges in 2006 over 2005 is principally attributable to the increased volume of deposit accounts. The decrease in brokerage fees resulted from the departure of certain Strand investment advisors. The increase in mortgage banking revenue was a result of increased volume of loans originated and sold during the three and six months ended June 30, 2006 and an impairment recovery of mortgage servicing rights as compared to a valuation write down in the same periods a year ago. The increase in other income for the six months ended June 30, 2006 included an approximate $475,000 legal settlement and $849,000 increase in servicing income and gain on sale of SBA loans in our government-guaranteed lending group.
NON-INTEREST EXPENSE
Non-interest expense for the three months ended June 30, 2006 was $43.2 million, an increase of $6.8 million or 19% compared to the three months ended June 30, 2005. Non-interest expense for the six months ended June 30, 2006 was $82.2 million, an increase of $10.4 million or 14% over the six months ended June 30, 2005. The following table presents the key elements of non-interest expense for the three and six months ended June 30, 2006 and 2005.

Non-Interest Expense
(in thousands)

	Three months ended				Six months ended
	June 30,				June 30,
			Change	Change			Change	Change
	2006	2005	Amount	Percent	2006	2005	Amount	Percent
Salaries and employee benefits	$23,337	$20,361	$2,976	15%	$45,138	$40,640	$4,498	11%
Net occupancy and equipment	7,199	6,109	1,090	18%	14,367	12,242	2,125	17%
Communications	1,480	1,578	(98)	-6%	2,945	2,823	122	4%
Marketing	1,491	1,310	181	14%	2,816	2,067	749	36%
Services	3,414	2,835	579	20%	6,817	6,347	470	7%
Supplies	722	710	12	2%	1,351	1,237	114	9%
Intangible amortization	791	660	131	20%	1,338	1,320	18	1%
Merger-related expenses	1,656	161	1,495	929%	1,907	262	1,645	628%
Other	3,153	2,697	456	17%	5,544	4,918	626	13%

Total	$43,243	$36,421	$6,822	19%	$82,223	$71,856	$10,367	14%

Salaries and employee benefits have continued to increase due to the Western Sierra acquisition, increased incentives, benefit costs, and additional staff. Net occupancy and equipment also continues to increase reflecting the Western Sierra acquisition, increased lease costs and continued infrastructure development to support the Company’s growth and expansion. We also incur significant expenses in connection with the completion and integration of bank acquisitions that are not capitalizable. Classification of expenses as merger-related is done in accordance with the provisions of a Board-approved policy.
INCOME TAXES
Our consolidated effective tax rate as a percentage of pre-tax income for the three and six months ended June 30, 2006 was 37.2% and 36.9%, compared to 36.4% and 36.9% for the three and six months ended June 30, 2005. The effective tax rates were below the federal statutory rate of 35% and the apportioned state rate of 5% (net of the federal tax benefit) principally because of non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities, tax credits arising from low income housing investments and exemptions related to loans and hiring in certain designated enterprise zones.
FINANCIAL CONDITION
INVESTMENT SECURITIES
Total investment securities as of June 30, 2006 were $702.6 million, as compared to $680.5 million at December 31, 2005. This increase is principally attributable to the Western Sierra acquisition ($76.2 million of investment securities as of the acquisition date), partially offset by maturities of $39.8 million in investment securities and decrease in fair market value of available-for-sale securities of $14.0 million.
The following table presents the investment securities portfolio by major type as of June 30, 2006 and December 31, 2005:

Investment Securities Composition
(in thousands)

	Investment Securities Available for Sale
	June 30, 2006		December 31, 2005
	Fair Value	%	Fair Value	%

U.S. Treasury and agencies	$207,917	30%	$196,538	29%
Mortgage-backed securities and collateralized mortgage obligations	327,216	47%	359,583	54%
Obligations of states and political subdivisions	109,147	16%	67,836	10%
Other investment securities	48,630	7%	47,911	7%

Total	$692,910	100%	$671,868	100%

	Investment Securities Held to Maturity
	June 30, 2006		December 31, 2005
	Amortized		Amortized
	Cost	%	Cost	%

Obligations of states and political subdivisions	$8,879	92%	$8,302	96%
Mortgage-backed securities and collateralized mortgage obligations	430	4%	—	—
Other investment securities	367	4%	375	4%

Total	$9,676	100%	$8,677	100%

Because the Bank has the ability and intent to hold investments with unrealized losses until a market price recovery or to maturity, none of the investment securities with unrealized losses are considered other than temporarily impaired.
LOANS
Total loans outstanding at June 30, 2006 were $5.3 billion, an increase of $1.4 billion, or 35%, from year-end 2005. The growth in loans was principally due to the Western Sierra acquisition ($1.0 billion of loans as of the acquisition date) and organic loan growth in both the Oregon/Washington and California markets.
The following table presents the concentration distribution of our loan portfolio by major type at June 30, 2006 and December 31, 2005:
Loan Concentrations
(in thousands)

	June 30, 2006		December 31, 2005
Type of Loan	Amount	Percentage	Amount	Percentage
Construction and development	$1,109,042	20.9%	$638,555	16.3%
Farmland	60,069	1.1%	54,039	1.4%
Home equity credit lines	153,760	2.9%	125,508	3.2%
Single family first lien mortgage	167,705	3.2%	121,955	3.1%
Single family second lien mortgage	27,843	0.5%	18,570	0.5%
Multifamily	185,930	3.5%	161,844	4.1%
Commercial real estate	2,567,012	48.7%	1,954,516	49.8%

Total real estate secured	4,271,361	80.8%	3,074,987	78.4%
Commercial and industrial	873,679	16.5%	711,913	18.2%
Agricultural production	54,996	1.0%	41,218	1.1%
Consumer	49,135	0.9%	51,702	1.3%
Leases	18,430	0.3%	17,385	0.4%
Other	29,119	0.5%	24,426	0.6%

Total loans	$5,296,720	100.0%	$3,921,631	100.0%

ASSET QUALITY AND NON-PERFORMING ASSETS
Non-performing loans, which include non-accrual loans and accruing loans past due over 90 days, totaled $7.3 million, or 0.14% of total loans, at June 30, 2006, as compared to $6.4 million, or 0.16% of total loans, at December 31, 2005. Non-performing assets, which include non-performing loans and foreclosed real estate (“other real estate owned”), totaled $7.4 million, or 0.10% of total assets as of June 30, 2006, compared with $7.6 million, or 0.14% of total assets as of December 31, 2005.
Loans are classified as non-accrual when collection of principal or interest is doubtful—generally if they are past due as to maturity or payment of principal or interest by 90 days or more—unless such loans are well-secured and in the process of collection. Additionally, all loans that are “impaired” in accordance with SFAS No. 114, Accounting by Creditors for the Impairment of a Loan, are considered for non-accrual status. These loans will typically remain on non-accrual status until all principal and interest payments are brought current and the prospects for future payments in accordance with the loan agreement appear relatively certain. Foreclosed properties held as other real estate owned are recorded at the lower of the recorded investment in the loan or market value of the property less expected selling costs. Other real estate owned at June 30, 2006 totaled $69,000 and consisted of two commercial properties.
The following table summarizes our non-performing assets as of June 30, 2006 and December 31, 2005.
Non-Performing Assets
(dollars in thousands)

	June 30,	December 31,
	2006	2005

Loans on nonaccrual status	$6,977	$5,953
Loans past due 90 days or more and accruing	353	487

Total nonperforming loans	7,330	6,440
Other real estate owned	69	1,123

Total nonperforming assets	$7,399	$7,563

Allowance for loan losses	$58,516	$43,885
Reserve for unfunded commitments	2,145	1,601

Allowance for credit losses	$60,661	$45,486

Asset quality ratios:
Non-performing assets to total assets	0.10%	0.14%
Non-performing loans to total loans	0.14%	0.16%
Allowance for loan losses to total loans	1.10%	1.12%
Allowance for credit losses to total loans	1.15%	1.16%
Allowance for credit losses to total non-performing loans	828%	706%
At June 30, 2006, approximately $7.9 million of loans were classified as restructured as compared to $4.0 million at December 31, 2005. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. Substantially all of the restructured loans as of June 30, 2006 and December 31, 2005 were classified as impaired and $437,000 and $935,000, respectively, were included as non-accrual loans in the table above.
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
ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS
The allowance for loan losses (“ALL”) totaled $58.5 million at June 30, 2006, an increase from the $43.9 million at December 31, 2005.

Allowance for Loan Losses
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Balance, beginning of period	$44,546	$45,360	$43,885	$44,229
Acquisitions	14,043	—	14,043	—
Provision for loan losses	54	1,400	75	2,400

Loans charged-off	(947)	(3,239)	(1,560)	(3,851)
Charge-off recoveries	820	989	2,073	1,732

Net (charge-offs) recoveries	(127)	(2,250)	513	(2,119)

Total allowance for loan losses	58,516	44,510	58,516	44,510
Reserve for unfunded commitments	2,145	1,354	2,145	1,354

Allowance for credit losses	$60,661	$45,864	$60,661	$45,864

As a percentage of average loans (annualized):
Net (charge-offs) recoveries	-0.01%	-0.25%	0.02%	-0.12%
Provision for loan losses	0.00%	0.16%	0.00%	0.14%
The level of actual losses, as indicated by the ratio of net charge-offs to average loans, declined during the three and six months ended June 30, 2006 as compared to the same periods in 2005. These factors combined with improving trends in non-performing assets resulted in a decreased ratio of provision to average loans as compared to the same periods in 2005.
The following table presents a summary of activity in the reserve for unfunded commitments (“RUC”):
Summary of Reserve for Unfunded Commitments Activity
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Balance, beginning of period	$1,642	$1,368	$1,601	$1,338
Acquisitions	382	—	382	—
Net increase (decrease) charged to other expenses	121	(14)	162	16

Balance, end of period	$2,145	$1,354	$2,145	$1,354

We believe that the ALL and RUC at June 30, 2006 are sufficient to absorb losses inherent in the loan portfolio and credit commitments outstanding as of that date, respectively, based on the best information available. This assessment, based in part on historical levels of net charge-offs, loan growth, and a detailed review of the quality of the loan portfolio, involves uncertainty and judgment. Therefore, the adequacy of the ALL and RUC cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan losses in future periods if the results of their review warrant such additions.
MORTGAGE SERVICING RIGHTS
The following table presents the key elements of our mortgage servicing rights asset as of June 30, 2006 and December 31, 2005:

Summary of Mortgage Servicing Rights
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Balance, beginning of period	$11,203	$11,081	$10,890	$11,154
Additions for new mortgage servicing rights capitalized	445	807	1,112	1,478
Amortization of servicing rights	(320)	(509)	(641)	(969)
Impairment recovery / (charge)	222	(2,111)	189	(2,395)

Balance, end of period	$11,550	$9,268	$11,550	$9,268

Balance of loans serviced for others	1,004,148	1,026,088
MSR as a percentage of serviced loans	1.15%	0.90%
As of June 30, 2006, we serviced residential mortgage loans for others with an aggregate outstanding principal balance of approximately $1.0 billion for which servicing assets have been recorded. In accordance with generally accepted accounting principles, the servicing asset recorded at the time of sale is amortized over the term of, and in proportion to, net servicing revenues.
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
At June 30, 2006, we had a valuation reserve of $2.2 million based on the estimated fair value of the servicing portfolio. The valuation reserve is adjusted on a quarterly basis through adjustments to mortgage banking revenue. For the three and six months ended June 30, 2006, the impairment recovery was $222,000 and $189,000, as compared with impairment charges of $2.1 million and $2.4 million for the same periods in 2005.
GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS
At June 30, 2006, we had goodwill and core deposit intangibles of $646.9 million and $35.9 million, respectively, as compared to $398.8 million and $9.7 million, respectively, at year-end 2005. This increase in goodwill is primarily a result of the Western Sierra acquisition. The goodwill recorded in connection with the Western Sierra acquisition represented the excess of the purchase price over the estimated fair value of the net assets acquired. A portion of the purchase price was allocated to the value of Western Sierra’s core deposits, which included all deposits except certificates of deposit. The value of the core deposits was determined by a third party based on an analysis of the cost differential between the core deposits and alternative funding sources.
Substantially all of the goodwill is associated with our community banking operations. We evaluate goodwill for possible impairment on a quarterly basis and there were no impairments recorded for the three and six months ended June 30, 2006 and 2005.
DEPOSITS
Total deposits were $5.5 billion at June 30, 2006, an increase of $1.2 billion, or 27%, from the prior year-end. The growth in deposits was principally due to the Western Sierra acquisition ($1.0 billion of deposits as of the acquisition date) and organic loan growth. Information on average deposit balances and average rates paid is included under the Net Interest Income section of this report.
The following table presents the deposit balances by major category as of June 30, 2006 and December 31, 2005:

Deposits
(in thousands)

	June 30, 2006		December 31, 2005
	Amount	Percentage	Amount	Percentage
Non-interest bearing	$1,264,249	23%	$987,714	23%
Interest bearing demand	707,253	13%	576,037	13%
Savings and money market	1,912,833	35%	1,597,311	38%
Time, $100,000 or greater	769,737	14%	601,616	14%
Time, less than $100,000	810,698	15%	523,588	12%

Total	$5,464,770	100%	$4,286,266	100%

BORROWINGS
At June 30, 2006, the Bank had outstanding term debt of $57.1 million. Advances from the Federal Home Loan Bank of San Francisco (“FHLB”) amounted to $56.3 million of the total and are secured by investment securities and residential mortgage loans. The FHLB advances outstanding at June 30, 2006 had fixed interest rates ranging from 3.73% to 7.44%. Approximately $47.5 million, or 84%, of the FHLB advances mature prior to December 31, 2006 and another $4.5 million, or 8%, mature prior to December 31, 2007. Management expects continued use of FHLB advances as a source of short and long-term funding.
JUNIOR SUBORDINATED DEBENTURES
We had junior subordinated debentures with carrying values of $204.2 million and $165.7 million, respectively, at June 30, 2006 and December 31, 2005.
At June 30, 2006, approximately $155.7 million, or 80% of the total issued amount, had interest rates that are adjustable on a quarterly basis based on a spread over LIBOR. Increases in short-term market interest rates during 2005 and through the second quarter of 2006 have resulted in increased interest expense for junior subordinated debentures. Although any additional increases in short-term market interest rates will increase the interest expense for junior subordinated debentures, we believe that other attributes of our balance sheet will serve to mitigate the impact to net interest income on a consolidated basis.
As of June 30, 2006, $188.2  million of junior subordinated debentures ($194.0 million issued amount less common stock issued of $5.8 million) qualified as Tier 1 capital under regulatory capital purposes. Additional information regarding the terms of the junior subordinated debentures, including maturity/call dates and interest rates, is included in Note 7 of the Notes to Condensed Consolidated Financial Statements.
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
The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. In the three and six months ended June 30, 2006, the Bank paid the Company $6.0 million and $12.0 million in dividends. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to fund its quarterly cash dividend distributions to shareholders and meet its ongoing cash obligations, which consist principally of debt service on the $194.0 million (issued amount) of outstanding junior subordinated debentures. As of June 30, 2006, the Company did not have any borrowing arrangements of its own.
As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $58.8 million during the six months ended June 30, 2006. The principal source of cash provided by operating activities was net income. Net cash of $280.1 million used in investing activities consisted principally of $351.3 million of net loan growth, offset by maturities of investment securities available for sale of $38.0 million and net cash acquired in the Western Sierra merger of $37.0 million. The $298.5 million of cash provided by financing activities primarily consisted of $147.9 million increase in federal funds purchased and securities sold under agreements to repurchase, and $162.7 million of net deposit growth, partly offset by $10.7 million payment of dividends.
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
OFF-BALANCE-SHEET ARRANGEMENTS
Information regarding Off-Balance-Sheet Arrangements is included in Note 8 of the Notes to Condensed Consolidated Financial Statements.
CONCENTRATIONS OF CREDIT RISK
Information regarding Concentrations of Credit Risk is included in Note 8 of the Notes to Condensed Consolidated Financial Statements.
CAPITAL RESOURCES
Shareholders’ equity at June 30, 2006 was $1.1 billion, an increase of $374.8 million, or 51%, from December 31, 2005. The increase in shareholders’ equity during the six months ended June 30, 2006 was principally due to the issuance of shares valued at $353.7 million in connection with the Western Sierra acquisition and the retention of $24.7 million, or approximately 67%, of net income for the six month period, partially offset by an increase in accumulated other comprehensive loss as a result of unrealized loss in the investment securities portfolio.
The following table shows Umpqua Holdings’ consolidated and Umpqua Bank capital adequacy ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a “well-capitalized” institution at June 30, 2006 and December 31, 2005:

			For Capital		To be Well
	Actual		Adequacy purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2006:
Total Capital (to Risk Weighted Assets)
Consolidated	$693,725	11.38%	$487,680	8.00%	$609,600	10.00%
Umpqua Bank	$672,713	11.07%	$486,152	8.00%	$607,690	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$633,064	10.38%	$243,955	4.00%	$365,933	6.00%
Umpqua Bank	$612,052	10.07%	$243,119	4.00%	$364,678	6.00%
Tier I Capital (to Average Assets)
Consolidated	$633,064	11.84%	$213,873	4.00%	$267,341	5.00%
Umpqua Bank	$612,052	11.38%	$215,133	4.00%	$268,916	5.00%

As of December 31, 2005:
Total Capital (to Risk Weighted Assets)
Consolidated	$533,890	11.58%	$368,836	8.00%	$461,045	10.00%
Umpqua Bank	$515,040	11.23%	$366,903	8.00%	$458,629	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$488,404	10.59%	$184,477	4.00%	$276,716	6.00%
Umpqua Bank	$469,554	10.24%	$183,420	4.00%	$275,129	6.00%
Tier I Capital (to Average Assets)
Consolidated	$488,404	10.09%	$193,619	4.00%	$242,024	5.00%
Umpqua Bank	$469,554	9.78%	$192,047	4.00%	$240,058	5.00%
The following table presents cash dividends declared and dividend payout ratios (dividends declared per share divided by basic earnings per share) for the three and six months ended June 30, 2006 and 2005:

Cash Dividends and Payout Ratios

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Dividend declared per share	$0.12	$0.06	$0.24	$0.12
Dividend payout ratio	30%	17%	30%	17%
Our Board of Directors has approved a stock repurchase plan for up to 2.5 million shares of common stock. As of June 30, 2006, a total of 2.1 million shares remain available for repurchase under this authorization, which expires on June 30, 2007. In addition, our stock option plans provide that option holders may pay for the exercise price and tax withholdings in part or whole by tendering previously held shares. Although no shares were repurchased in open market transactions during the second quarter of 2006, we expect to continue to repurchase additional shares in the future. The timing and amount of such repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings and our capital plan.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our assessment of market risk as of June 30, 2006, which includes the impact of the Western Sierra acquisition, indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 4. Controls and Procedures
Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings. The disclosure controls and procedures were last evaluated by management as of June 30, 2006.
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
Item 1A.Risk Factors
There have been no material changes to the risk factors as of June 30, 2006 from those presented in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not Applicable

(b)	Not Applicable

(c)	There were no repurchases of common stock by the Company during the quarter ended June 30, 2006.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Submissions of Matters to a Vote of Securities Holders
(a)	The Company conducted its annual meeting of shareholders on May 30, 2006. On April 7, 2006, the record date, there were 44,723,932 shares of common stock outstanding. Holders of 40,574,347 shares (90.7%) were present at the meeting in person or by proxy.

(b)(c)	The following persons, which is the entire board of directors, were elected as directors to serve a term expiring at the 2007 annual meeting. Each nominee received the votes stated below:

Nominee	Votes For	Votes Withheld
Ronald F. Angell	39,928,855	645,492
Scott D. Chambers	40,202,070	372,277
Raymond P. Davis	40,139,260	435,087
Allyn C. Ford	40,242,236	332,111
David B. Frohnmayer	39,889,550	684,797
Stephen M. Gambee	40,255,838	318,509
Dan Giustina	39,746,618	827,729
Diana E. Goldschmidt	39,758,599	815,748
Lynn K. Herbert	39,943,451	630,896
William A. Lansing	40,229,485	344,862
Theodore S. Mason	40,078,132	496,215
Diane D. Miller	39,905,093	669,254
Bryan L. Timm	39,933,358	640,989
Thomas W. Weborg	40,226,088	348,259
At the annual meeting, shareholders approved the principal terms of the Agreement and Plan of Reorganization by and among Umpqua Holdings Corporation and Western Sierra Bancorp in connection with the proposed merger by the following vote:

For	Against	Abstain	Broker non-votes
35,466,205	309,318	153,185	4,645,639

Shareholders also voted at the annual meeting to approve amendments to Umpqua’s Articles of Incorporation to declassify Umpqua’s board of directors, to provide for the annual election of directors and allow directors to be removed without cause by the following vote:

For	Against	Abstain	Broker non-votes
38,259,807	2,006,375	308,164	—
The Restated Articles of Incorporation are attached as Exhibit 3.1.

(d)	Not Applicable.
Item 5. Other Information
(a)	Not Applicable.

(b)	Not Applicable.
Item 6. Exhibits
The exhibits filed as part of this Report and exhibits incorporated herein by reference to other documents are listed in the Exhibit Index to this Report.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UMPQUA HOLDINGS CORPORATION (Registrant)

Dated August 7, 2006	/s/Raymond P. Davis
Raymond P. Davis
President and Chief Executive Officer

Dated August 7, 2006	/s/ Daniel A. Sullivan
Daniel A. Sullivan
Executive Vice President and Chief Financial Officer

Dated August 7, 2006	/s/Ronald L. Farnsworth, Jr.
Ronald L. Farnsworth, Jr.
Senior Vice President/Finance and Principal Accounting Officer

EXHIBIT INDEX

Exhibit

3.1	Articles of Incorporation, as amended

3.2	(a)Bylaws

4.0	(b)Specimen Stock Certificate

10.1	(c)Employment Agreement signed April 18, 2006, dated effective March 27, 2006 with Steven L. Philpott

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to Exhibit 3.2 to Form 10-Q filed May 10, 2004

(b)	Incorporated by reference to the Registration Statement on Form S-8 (No. 333-77259) filed April 28, 1999

(c)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed April 18, 2006