Form 10-Q
period 2006-09-30
UMPQUA HOLDINGS CORP
filed 2006-11-08
CIK 1077771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended: September 30, 2006

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
Common stock, no par value: 58,036,404 shares outstanding as of October 31, 2006

UMPQUA HOLDINGS CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except shares)

	September 30,	December 31,
	2006	2005
ASSETS
Cash and due from banks	$151,334	$151,521
Temporary investments	40,700	10,233

Total cash and cash equivalents	192,034	161,754
Trading account assets	682	601
Investment securities available for sale, at fair value	689,841	671,868
Investment securities held to maturity, at amortized cost	9,494	8,677
Loans held for sale	18,951	9,061
Loans and leases	5,385,262	3,921,631
Allowance for loan and lease losses	(60,475)	(43,885)

Net loans and leases	5,324,787	3,877,746

Restricted equity securities	15,255	14,263
Premises and equipment, net	99,251	88,865
Goodwill and other intangible assets, net	680,722	408,503
Mortgage servicing rights, net	10,427	10,890
Other assets	157,404	108,411

Total assets	$7,198,848	$5,360,639

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$1,246,499	$987,714
Interest bearing	4,403,839	3,298,552

Total deposits	5,650,338	4,286,266
Securities sold under agreements to repurchase and federal funds purchased	65,471	113,865
Term debt	57,072	3,184
Junior subordinated debentures	203,955	165,725
Other liabilities	80,332	53,338

Total liabilities	6,057,168	4,622,378

COMMITMENTS AND CONTINGENCIES (NOTE 8)

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized; issued and outstanding: 58,028,555 in 2006 and 44,556,269 in 2005	929,893	564,579
Retained earnings	220,726	183,591
Accumulated other comprehensive loss	(8,939)	(9,909)

Total shareholders’ equity	1,141,680	738,261

Total liabilities and shareholders’ equity	$7,198,848	$5,360,639

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
INTEREST INCOME
Interest and fees on loans	$106,320	$65,579	$265,444	$182,735
Interest and dividends on investment securities
Taxable	6,797	6,558	20,201	19,359
Exempt from federal income tax	1,127	427	2,685	1,839
Dividends	105	40	205	121
Other interest income	389	617	892	1,304

Total interest income	114,738	73,221	289,427	205,358

INTEREST EXPENSE
Interest on deposits	34,121	16,101	81,112	40,910
Interest on securities sold under agreements to repurchase and federal funds purchased	2,155	511	6,346	1,419
Interest on term debt	692	89	2,775	633
Interest on junior subordinated debentures	3,971	2,719	10,359	7,663

Total interest expense	40,939	19,420	100,592	50,625

Net interest income	73,799	53,801	188,835	154,733
Provision for loan and lease losses	2,352	—	2,427	2,400

Net interest income after provision for loan losses	71,447	53,801	186,408	152,333

NON-INTEREST INCOME
Service charges on deposit accounts	7,606	5,778	19,540	16,026
Brokerage commissions and fees	2,506	2,735	7,408	8,743
Mortgage banking revenue, net	1,445	3,256	5,792	4,834
Net (loss) gain on sale of investment securities	—	28	(1)	1,426
Other income	1,919	1,985	6,745	5,279

Total non-interest income	13,476	13,782	39,484	36,308

NON-INTEREST EXPENSE
Salaries and employee benefits	26,387	20,708	71,525	61,348
Net occupancy and equipment	8,540	6,291	22,907	18,533
Communications	1,744	1,511	4,689	4,334
Marketing	1,780	1,151	4,596	3,218
Services	4,199	3,245	11,016	9,592
Supplies	925	793	2,276	2,030
Intangible amortization	1,195	555	2,533	1,875
Merger related expenses	2,451	—	4,358	262
Other expenses	3,465	2,829	9,009	7,747

Total non-interest expense	50,686	37,083	132,909	108,939

Income before income taxes	34,237	30,500	92,983	79,702
Provision for income taxes	11,381	10,577	33,069	28,754

Net income	$22,856	$19,923	$59,914	$50,948

Basic earnings per share	$0.40	$0.45	$1.19	$1.15
Diluted earnings per share	$0.39	$0.44	$1.17	$1.13
See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except shares)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total

BALANCE AT JANUARY 1, 2005	44,211,075	$560,611	$128,112	$(1,110)	$687,613
Net income			69,735		69,735
Other comprehensive loss, net of tax:
Unrealized losses on securities arising during the year (1)				(8,799)	(8,799)

Comprehensive income					$60,936

Stock-based compensation		693			693
Stock repurchased and retired	(84,185)	(1,904)			(1,904)
Issuances of common stock under stock plans and related tax benefit	429,379	5,179			5,179
Cash dividends ($0.32 per share)			(14,256)		(14,256)

Balance at December 31, 2005	44,556,269	$564,579	$183,591	$(9,909)	$738,261

BALANCE AT JANUARY 1, 2006	44,556,269	$564,579	$183,591	$(9,909)	$738,261
Net income			59,914		59,914
Other comprehensive loss, net of tax:
Unrealized gains on securities arising during the year (2)				970	970

Comprehensive income					$60,884

Stock-based compensation		1,563			1,563
Stock repurchased and retired	(1,392)	(39)			(39)
Issuances of common stock under stock plans and related tax benefit	728,349	10,069			10,069
Stock issued in connection with acquisitions	12,745,329	353,721			353,721
Cash dividends ($0.42 per share)			(22,779)		(22,779)

Balance at September 30, 2006	58,028,555	$929,893	$220,726	$(8,939)	$1,141,680

(1)	Net unrealized holding loss on securities of $7.9 million (net of $5.3 million tax benefit), plus reclassification adjustment for net gains included in net income of $863,000 (net of $576,000 tax expense).

(2)	Net unrealized holding gain on securities of $969,000 (net of $648,000 tax expense), plus reclassification adjustment for net losses included in net income of $1,000.
See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$22,856	$19,923	$59,914	$50,948

Unrealized gains (losses) arising during the period on investment securities available for sale	16,008	(7,289)	1,617	(8,439)

Reclassification adjustment for (gains) losses realized in net income, net of tax (expense of $11 and $570 for the three and nine months ended September 30, 2005, respectively)	—	(17)	1	(856)

Income tax (expense) benefit related to unrealized losses/(gains) on investment securities, available for sale	(6,403)	2,916	(648)	3,376

Net unrealized gains (losses) on investment securities available for sale	9,605	(4,390)	970	(5,919)

Comprehensive income	$32,461	$15,533	$60,884	$45,029

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine months ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$59,914	$50,948
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Resticted equity securities stock dividends	(205)	(161)
Deferred income tax benefit	(409)	—
Amortization of investment premiums, net	907	793
Origination of loans held for sale	(194,856)	(240,942)
Proceeds from sales of loans held for sale	186,873	242,613
Net (increase) decrease in trading account assets	(36)	747
Provision for loan losses	2,427	2,400
Loss (gain) on sale of investment securities available-for-sale	1	(1,426)
Increase in mortgage servicing rights	(470)	(1,118)
Depreciation and amortization	9,571	8,306
Tax benefits from the exercise of stock options	—	1,936
Excess tax benefits from the exercise of stock options	(855)	—
Net decrease (increase) in other assets	24,074	(9,080)
Net (increase) decrease in other liabilities	(2,068)	9,705
Other, net	(372)	(138)

Net cash provided by operating activities	84,496	64,583

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	—	(168,603)
Sales and maturities of investment securities available-for-sale	56,303	138,629
Redemption of restricted equity securities	9,242	120
Maturities of investment securities held-to-maturity	2,237	1,156
Net loan and lease originations	(523,928)	(227,354)
Purchase of loans	(15,338)	(29,271)
Disposals of furniture and equipment	193	155
Sales of real estate owned	93	—
Cash acquired in merger, net of cash consideration paid	36,950	—
Proceeds from sales of loans	100,770	25,252
Purchases of premises and equipment	(8,196)	(9,509)

Net cash used by investing activities	(341,674)	(269,425)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit liabilities	348,851	294,301
Net (decrease) increase in Fed funds purchased	(55,000)	56,000
Net increase in securities sold under agreements to repurchase	6,606	1,284
Dividends paid on common stock	(17,664)	(7,999)
Excess tax benefits from the exercise of stock options	855	—
Proceeds from stock options exercised	8,936	2,260
Retirement of common stock	(39)	(1,899)
Term debt borrowings	600,000	—
Repayment of term debt	(605,087)	(85,147)

Net cash provided by financing activities	287,458	258,800

Net increase in cash and cash equivalents	30,280	53,958
Cash and cash equivalents, beginning of period	161,754	118,207

Cash and cash equivalents, end of period	$192,034	$172,165

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$95,172	$47,771
Income taxes	$38,808	$19,418
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
As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s results for the three and nine months ended September 30, 2006 reflected the following changes:
(in thousands, except per share data)

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
	Increase/(Decrease)
Salaries and employee benefits	$331	$1,029
Income before income taxes	$(331)	$(1,029)
Provision for income taxes	$(132)	$(412)
Net income	$(199)	$(617)
Basic earnings per share	$0.00	$(0.01)
Diluted earnings per share	$0.00	$(0.01)
The compensation cost related to stock options, including costs related to unvested options assumed in connection with acquisitions, that has been charged against income (included in salaries and employee benefits) was $342,000 and $1.1 million for the three and nine months ended September 30, 2006, respectively, as compared to $15,000 and $45,000 for the same periods in 2005, respectively. The total income tax benefit recognized in the income statement related to stock options was $137,000 and $425,000 for the three and nine months ended September 30, 2006, respectively, as compared to $6,000 and $18,000 for the same periods in 2005, respectively.
The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model using assumptions noted in the following table. Expected volatility is based on the historical volatility of the price of the Company’s stock. The Company uses historical data to estimate option exercise and stock option forfeiture rates within the valuation model. The expected term of options granted is derived from the vesting period and contractual term using an allowed “short-cut method” and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no stock option grants in the three months ended September 30, 2006.

Nine months ended
September 30, 2006
Dividend yield	2.68%
Expected life (years)	6.4
Expected volatility	35%
Risk-free rate	4.30%
Weighted average grant date fair value of options granted	$9.18
Under APB No. 25, for all options originally granted by the Company, no compensation cost was recognized related to stock options in the three and nine months ended September 30, 2005. Compensation cost, net of tax, of $9,000 and $27,000, was recognized as salaries and benefits expense for the three and nine months ended September 30, 2005, respectively, for certain unvested options that were assumed in connection with the acquisitions of Centennial Bancorp and Humboldt Bancorp that continued to vest after acquisition. The following table presents the effect on net income and earnings per share if the fair value based method prescribed by SFAS No. 123, using straight-line expense recognition, had been applied to all outstanding and unvested awards in the three and nine months ended September 30, 2005:
(in thousands, except per share data)

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
NET INCOME, AS REPORTED	$19,923	$50,948
Deduct: Additional stock-based employee compensation determined under the fair value based method for all awards, net of tax effects	(481)	(696)

Pro forma net income	$19,442	$50,252

NET INCOME PER SHARE:
Basic — as reported	$0.45	$1.15
Basic — pro forma	$0.44	$1.13
Diluted — as reported	$0.44	$1.13
Diluted — pro forma	$0.43	$1.12
The following weighted-average assumptions were used to determine the fair value of option grants as of the grant date to determine compensation cost under SFAS No. 123. There were no stock option grants in the three months ended September 30, 2005.

Nine months ended
September 30, 2005
Dividend yield	1.66%
Expected life (years)	7.5
Expected volatility	38%
Risk-free rate	4.20%
Weighted average grant date fair value of options granted	$9.41
The following table summarizes information about stock option activity for the nine months ended September 30, 2006:

(In thousands, except per share data)

	Nine months ended September 30, 2006
			Weighted-Avg
	Options	Weighted-Avg	Remaining Contractual	Aggregate
	Outstanding	Exercise Price	Term (Years)	Intrinsic Value
Balance, beginning of period	1,846	$13.75
Granted	25	$28.43
Acquisitions	723	$14.32
Exercised	(716)	$12.43
Forfeited/expired	(18)	$19.93

Balance, end of period	1,860	$14.62	5.92	$26,017

Options exercisable at end of period	1,313	$11.74	5.20	$22,138

The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of options exercised during the three and nine months ended September 30, 2006 was $4.1 million and $10.4 million, respectively. This compared to the total intrinsic value of options exercised during the three and nine months ended September 30, 2005 of $652,000 and $5.3 million, respectively. During the three and nine months ended September 30, 2006, the amount of cash received from the exercise of stock options was $5.8 million and $8.9 million, respectively. As of September 30, 2006, there was $3.5 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 3.5 years.
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
The following table summarizes information about non-vested restricted shares as of September 30, 2006 and changes for the nine months ended September 30, 2006:
(In thousands, except per share data)

	Nine months ended September 30, 2006
	Restricted
	Shares	Average Grant
	Outstanding	Date Fair Value
Balance, beginning of period	47	$21.28
Granted	92	$27.96
Vested	(10)	$19.49
Forfeited/expired	(4)	$23.37

Balance, end of period	125	$26.29

The compensation cost related to restricted stock that has been charged against income (included in salaries and employee benefits) was $203,000 and $501,000 for the three and nine months ended September 30, 2006, respectively, as compared to $59,000 and $179,000 for the same periods in 2005, respectively. The total income tax benefit recognized in the income statement related to restricted stock was $81,000 and $200,000 for the three and nine months ended September 30, 2006, respectively as compared to $24,000 and $72,000 for the same periods in 2005, respectively. The total fair value of shares vested during the three and nine months ended September 30, 2006 was $292,000 and $300,000. This compared to total fair value of shares vested during the three and nine months ended September 30, 2005 of $295,000 and $313,000, respectively. As of September 30, 2006, there was $2.9 million of total unrecognized compensation cost related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 3.9 years.
For the three months ended September 30, 2006 and 2005, the Company received income tax benefits of $1.6 million and $345,000, respectively, related to the exercise of non-qualified employee stock options, disqualifying dispositions in the exercise of incentive stock options and the vesting of restricted shares. For the nine months ended September 30, 2006 and 2005, the Company received income tax benefits of $3.5 million and $1.9 million, respectively. Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS No. 123R requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The amount of excess tax benefit classified as a financing cash flow in the current period was $855,000.
Note 3 – Business Combinations
On June 2, 2006, the Company acquired all of the outstanding common stock of Western Sierra Bancorp (“Western Sierra”) of Cameron Park, California, and its principal operating subsidiaries, Western Sierra Bank, Central California Bank, Lake Community Bank and Auburn Community Bank, in an acquisition accounted for under the purchase method of accounting. The results of Western Sierra’s operations have been included in the consolidated financial statements since that date. This acquisition added Western Sierra’s complete network of 31 Northern California branches, including locations in the Sacramento, Auburn, Lakeport and Sonora areas, to our network of 96 California, Oregon and Washington locations. This merger was consistent with the Company’s community banking expansion strategy and provides further opportunity to enter growth markets in Northern California.
The aggregate purchase price was $353.7 million and included 12.7 million common shares valued at $343.0 million, and 723,000 stock options valued at $10.7 million. Western Sierra shareholders received 1.61 shares of the Company’s common stock for each share of Western Sierra common stock (“exchange ratio of 1.61:1”). The value of the common shares issued was determined as $26.91 per share based on the average closing market price of the Company’s common stock for the two trading days before and after the last trading day before public announcement of the merger. Outstanding Western Sierra stock options were converted (using the exchange ratio of 1.61:1) at a weighted average fair value of $14.80 per option.
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

Additional adjustments to the purchase price allocation may be required, specifically related to other assets, taxes and compensation adjustments. At September 30, 2006, the goodwill asset recorded in connection with the Western Sierra acquisition was $246.8 million. The $1.0 million change from June 2, 2006 is related primarily to the tax benefit of fully vested acquired options of $1.2 million, partially offset by asset write-offs and the recognition of unrecorded liabilities.
The core deposit intangible asset shown in the table above represents the value ascribed to the long-term deposit relationships acquired. This intangible asset is being amortized on a straight-line basis over a weighted average estimated useful life of ten years. The core deposit intangible asset is not estimated to have a significant residual value. Goodwill represents the excess of the total purchase price paid for Western Sierra over the fair values of the assets acquired, net of the fair values of liabilities assumed. Goodwill has been assigned to the Community Banking segment. Goodwill is not amortized, but is evaluated for possible impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. No impairment losses were recognized in connection with core deposit intangible or goodwill assets during the period from acquisition (June 2, 2006) to September 30, 2006.
The following tables present unaudited pro forma results of operations for the nine months ended September 30, 2006 and three and nine months ended September 30, 2005 as if the acquisition of Western Sierra had occurred on January 1, 2005. The Company expects to realize significant cost savings as a result of the Western Sierra merger that are not reflected in the pro forma consolidated condensed statements of income. No assurance can be given with respect to the ultimate level of such cost savings. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisitions actually occurred on January 1, 2005:
Pro Forma Financial Information — Unaudited
(in thousands, except per share data)

	Nine Months Ended September 30, 2006
		Western	Pro Forma		Pro Forma
	Umpqua	Sierra (a)	Adjustments		Combined
Net interest income	$188,835	$25,834	$(99)	(b)	$214,570
Provision for loan and lease losses	2,427	350	—		2,777
Non-interest income	39,484	5,040	—		44,524
Non-interest expense	132,909	18,168	(3,270)	(c)	147,807

Income before income taxes	92,983	12,356	3,171		108,510
Provision for income taxes	33,069	4,898	1,268	(d)	39,235

Net income	$59,914	$7,458	$1,903		$69,275

Earnings per share:
Basic	$1.19				$1.21
Diluted	$1.17				$1.19

Average shares outstanding:
Basic	50,378	4,401	2,685	(e)	57,464
Diluted	51,010	4,517	2,755	(e)	58,282

(a)	Western Sierra amounts represent results from January 1, 2006 to acquisition date of June 2, 2006.

(b)	Consists of additional net accretion of fair value adjustments related to the Western Sierra acquisition.

(c)	Consists of merger related expenses of $4.4 million, partially offset by additional core deposit intangible amortization of $1.1 million.

(d)	Income tax effect of pro forma adjustments at 40%.

(e)	Additional shares issued at an exchange ratio of 1.61:1.
(in thousands, except per share data)

	Three Months Ended September 30, 2005
		Western	Pro Forma		Pro Forma
	Umpqua	Sierra	Adjustments		Combined
Net interest income	$53,801	$15,339	$1,108	(a)	$70,248
Provision for loan and lease losses	—	540	—		540
Non-interest income	13,782	3,430	—		17,212
Non-interest expense	37,083	10,813	688	(b)	48,584

Income before income taxes	30,500	7,416	420		38,336
Provision for income taxes	10,577	2,706	168	(c)	13,451

Net income	$19,923	$4,710	$252		$24,885

Earnings per share:
Basic	$0.45				$0.44
Diluted	$0.44				$0.43

Average shares outstanding:
Basic	44,468	7,729	4,715	(d)	56,912
Diluted	45,022	7,987	4,872	(d)	57,881

(a)	Consists of net accretion of fair value adjustments related to the Western Sierra acquisition.

(b)	Consists of amortization of core deposit intangible asset related to the Western Sierra acquisition.

(c)	Income tax effect of pro forma adjustments at 40%.

(d)	Additional shares issued at an exchange ratio of 1.61:1.

(in thousands, except per share data)

	Nine Months Ended September 30, 2005
		Western	Pro Forma		Pro Forma
	Umpqua	Sierra	Adjustments		Combined
Net interest income	$154,733	$43,539	$4,609	(a)	$202,881
Provision for loan and lease losses	2,400	1,450	—		3,850
Non-interest income	36,308	9,570	—		45,878
Non-interest expense	108,939	31,694	2,152	(b)	142,785

Income before income taxes	79,702	19,965	2,457		102,124
Provision for income taxes	28,754	7,141	983	(c)	36,878

Net income	$50,948	$12,824	$1,474		$65,246

Earnings per share:
Basic	$1.15				$1.15
Diluted	$1.13				$1.13

Average shares outstanding:
Basic	44,412	7,696	4,695	(d)	56,803
Diluted	44,984	7,976	4,865	(d)	57,825

(a)	Consists of net accretion of fair value adjustments related to the Western Sierra acquisition.

(b)	Consists of amortization of core deposit intangible asset related to the Western Sierra acquisition.

(c)	Income tax effect of pro forma adjustments at 40%.

(d)	Additional shares issued at an exchange ratio of 1.61:1.
The following table summarizes activity in the Company’s accrued restructuring charges related to the Western Sierra acquisition which are recorded in other liabilities:
(in thousands)

Accrued
Restructuring
Charges
Beginning balance	$—
Additions:
Severance, retention and other compensation	5,698
Other	53
Utilization:
Cash payments	(1,078)
Non-cash write-downs and other adjustments	(87)

Ending Balance	$4,586

The Company expects to incur approximately $500,000 of additional merger-related expenses, generally consisting of professional fees and compensation costs, in connection with the Western Sierra merger.
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
The following is a computation of basic and diluted earnings per share for the three and nine months ended September 30, 2006 and 2005:

Earnings Per Share
(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic earnings per share:
Weighted average shares outstanding	57,802	44,468	50,378	44,412
Net income	$22,856	$19,923	$59,914	$50,948
Basic earnings per share	$0.40	$0.45	$1.19	$1.15

Diluted earnings per share:
Weighted average shares outstanding	57,802	44,468	50,378	44,412
Net effect of the assumed exercise of stock options and vesting of restricted shares, based on the treasury stock method	650	554	632	572

Total weighted average shares and common stock equivalents outstanding	58,452	45,022	51,010	44,984

Net income	$22,856	$19,923	$59,914	$50,948
Diluted earnings per share	$0.39	$0.44	$1.17	$1.13
Note 5 – Segment Information
The Company operates three primary segments: Community Banking, Mortgage Banking and Retail Brokerage. The Community Banking segment’s principal business focus is the offering of loan and deposit products to its business and retail customers in its primary market areas. The Community Banking segment operates 127 stores located throughout Oregon, Northern California and Washington.
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
Summarized financial information concerning the Company’s reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:
Segment Information
(in thousands)

	Three Months Ended September 30, 2006
	Community	Retail	Mortgage
	Banking	Brokerage	Banking	Consolidated

Interest income	$109,731	$15	$4,992	$114,738
Interest expense	37,784	—	3,155	40,939

Net interest income	71,947	15	1,837	73,799
Provision for loan and lease losses	2,352	—	—	2,352
Non-interest income	9,331	2,608	1,537	13,476
Non-interest expense	43,091	2,447	2,697	48,235
Merger-related expense	2,451	—	—	2,451

Income before income taxes	33,384	176	677	34,237
Provision for income taxes	11,047	63	271	11,381

Net income	$22,337	$113	$406	$22,856

	Nine Months Ended September 30, 2006
(in thousands)	Community	Retail	Mortgage
	Banking	Brokerage	Banking	Consolidated

Interest income	$280,388	$55	$8,984	$289,427
Interest expense	94,779	—	5,813	100,592

Net interest income	185,609	55	3,171	188,835
Provision for loan and lease losses	2,427	—	—	2,427
Non-interest income	25,950	7,702	5,832	39,484
Non-interest expense	114,182	7,493	6,876	128,551
Merger-related expense	4,358	—	—	4,358

Income before income taxes	90,592	264	2,127	92,983
Provision for income taxes	32,095	123	851	33,069

Net income	$58,497	$141	$1,276	$59,914

	Three Months Ended September 30, 2005
	Community	Retail	Mortgage
(in thousands)	Banking	Brokerage	Banking	Consolidated

Interest income	$71,660	$15	$1,546	$73,221
Interest expense	18,432	—	988	19,420

Net interest income	53,228	15	558	53,801
Provision for loan and lease losses	—	—	—	—
Non-interest income	7,475	3,011	3,296	13,782
Non-interest expense	32,177	2,722	2,184	37,083
Merger-related expense	—	—	—	—

Income before income taxes	28,526	304	1,670	30,500
Provision for income taxes	9,801	108	668	10,577

Net income	$18,725	$196	$1,002	$19,923

	Nine Months Ended September 30, 2005
	Community	Retail	Mortgage
(in thousands)	Banking	Brokerage	Banking	Consolidated

Interest income	$200,874	$48	$4,436	$205,358
Interest expense	47,923	—	2,702	50,625

Net interest income	152,951	48	1,734	154,733
Provision for loan and lease losses	2,400	—	—	2,400
Non-interest income	22,230	9,141	4,937	36,308
Non-interest expense	94,083	8,454	6,140	108,677
Merger-related expense	262	—	—	262

Income before income taxes	78,436	735	531	79,702
Provision for income taxes	28,279	263	212	28,754

Net income	$50,157	$472	$319	$50,948

	September 30, 2006
(in thousands)	Community	Retail	Mortgage
	Banking	Brokerage	Banking	Consolidated

Total assets	$6,923,587	$7,219	$268,042	$7,198,848
Total loans	$5,148,318	$—	$236,944	$5,385,262
Total deposits	$5,649,825	$—	$513	$5,650,338

	December 31, 2005
(in thousands)	Community	Retail	Mortgage
	Banking	Brokerage	Banking	Consolidated

Total assets	$5,257,333	$7,925	$95,381	$5,360,639
Total loans	$3,846,507	$—	$75,124	$3,921,631
Total deposits	$4,286,227	$—	$39	$4,286,266

Note 6 – Recently Issued Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. (“SFAS”) 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R). This Standard requires the balance sheet recognition of the funded status of defined benefit pension and other postretirement plans, along with a corresponding after-tax adjustment to stockholders’ equity. The recognition of funded status provision of this Standard applies prospectively and is effective December 31, 2006. This Standard also requires measurement of plan assets and benefit obligations at the fiscal year end effective December 31, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 158.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 157.
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB SFAS No. 109, Accounting for Income Taxes. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the adoption of FIN 48.
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
Note 7 — Junior Subordinated Debentures
As of September 30, 2006, the Company had 14 wholly-owned trusts (“Trusts”) that were formed to issue trust preferred securities and related common securities of the Trusts and are not consolidated. Five Trusts, representing aggregate total obligations of approximately $58.9 million (fair value of approximately $68.6 million as of the merger date), were assumed in connection with the Humboldt merger. Four Trusts, representing aggregate total obligations of approximately $37.1 million (fair value of approximately $38.7 million as of the merger date), were assumed in connection with the Western Sierra merger. Following is information about the Trusts:

Junior Subordinated Debentures
(in thousands)

		Issued	Carrying		Effective
Trust Name	Issue Date	Amount	Value (1)	Rate (2)	Rate (3)	Maturity Date	Redemption Date
Umpqua Holdings Statutory Trust I	September 2002	$25,774	$25,774	Floating (4)	8.96%	September 2032	September 2007
Umpqua Statutory Trust II	October 2002	20,619	20,619	Floating (5)	8.84%	October 2032	October 2007
Umpqua Statutory Trust III	October 2002	30,928	30,928	Floating (6)	8.86%	November 2032	November 2007
Umpqua Statutory Trust IV	December 2003	10,310	10,310	Floating (7)	8.36%	January 2034	January 2009
Umpqua Statutory Trust V	December 2003	10,310	10,310	Floating (7)	8.24%	March 2034	March 2009
HB Capital Trust I	March 2000	5,310	6,622	10.875%	7.87%	March 2030	March 2010
Humboldt Bancorp Statutory Trust I	February 2001	5,155	6,101	10.200%	7.98%	February 2031	February 2011
Humboldt Bancorp Statutory Trust II	December 2001	10,310	11,659	Floating (8)	7.49%	December 2031	December 2006
Humboldt Bancorp Staututory Trust III	September 2003	27,836	31,625	6.75% (9)	5.00%	September 2033	September 2008
CIB Capital Trust	November 2002	10,310	11,449	Floating (6)	7.59%	November 2032	November 2007
Western Sierra Statutory Trust I	July 2001	6,196	6,490	Floating (10)	6.85%	July 2031	July 2006
Western Sierra Statutory Trust II	December 2001	10,300	10,788	Floating (8)	6.77%	December 2031	December 2006
Western Sierra Statutory Trust III	September 2003	10,310	10,640	Floating (11)	6.91%	September 2033	September 2008
Western Sierra Statutory Trust IV	September 2003	10,310	10,640	Floating (11)	6.91%	September 2033	September 2008

	Total	$193,978	$203,955

(1)	Includes purchase accounting adjustments, net of accumulated amortization, for junior subordinated debentures assumed in connection with the Humboldt and Western Sierra mergers.

(2)	Contractual interest rate of junior subordinated debentures.

(3)	Effective interest rate as of September 2006, including impact of purchase accounting amortization.

(4)	Rate based on LIBOR plus 3.50%, adjusted quarterly.

(5)	Rate based on LIBOR plus 3.35%, adjusted quarterly.

(6)	Rate based on LIBOR plus 3.45%, adjusted quarterly.

(7)	Rate based on LIBOR plus 2.85%, adjusted quarterly.

(8)	Rate based on LIBOR plus 3.60%, adjusted quarterly.

(9)	Rate fixed for 5 years from issuance, then adjusted quarterly thereafter based on LIBOR plus 2.95%.

(10)	Rate based on LIBOR plus 3.58%, adjusted quarterly.

(11)	Rate based on LIBOR plus 2.90%, adjusted quarterly.
The $204.0 million of junior subordinated debentures issued to the Trusts as of September 30, 2006 ($165.7 million as of December 31, 2005) are reflected as junior subordinated debentures in the consolidated balance sheets. The common stock issued by the Trusts is recorded in other assets in the consolidated balance sheets, and totaled $5.8 million at September 30, 2006 as compared to $4.7 million at December 31, 2005.
All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of September 30, 2006, under guidance issued by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Effective April 11, 2005, the Federal Reserve Board adopted a rule that permits the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. Under the Federal Reserve Board rule, after a five-year transition period ending March 31, 2009, the aggregate amount of trust preferred securities and certain other restricted core capital elements is limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. The Company includes all currently issued trust preferred securities in Tier 1 capital. There can be no assurance that the Federal Reserve Board will not further limit the amount of trust preferred securities permitted to be included in Tier 1 capital for regulatory capital purposes.
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
Rent expense for the three and nine months ended September 30, 2006 was $2.7 million and $6.7 million, respectively, compared to $1.5 million and $4.4 million in the comparable periods in 2005. Rent expense was offset by rent income for the three and nine months ended September 30, 2006 of $143,000 and $271,000, respectively, compared to $54,000 and $206,000 in the comparable periods in 2005.
Financial Instruments with Off-Balance-Sheet Risk — The Company’s financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank’s business and involve elements of credit, liquidity and interest rate risk. The following table presents a summary of the Bank’s commitments and contingent liabilities as of September 30, 2006:

(in thousands)

As of September 30, 2006
Commitments to extend credit	$1,310,747
Commitments to extend overdrafts	$169,320
Commitments to originate loans held-for-sale	$43,015
Forward sales commitments	$14,742
Standby letters of credit	$52,832
The Bank is a party to financial instruments with off-balance-sheet credit risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve elements of credit and interest-rate risk similar to the amounts recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of the Bank’s involvement in particular classes of financial instruments.
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
The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position. There were no counterparty default losses on forward contracts in the three and nine months ended September 30, 2006 and 2005. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At September 30, 2006, the Bank had commitments to originate mortgage loans totaling $43.0 million with a net fair value asset of approximately $40,000. As of that date, it also had forward sales commitments of $14.7 million with a net fair value liability of $53,000. The Bank recorded a loss of $152,000 and a gain of $80,000 related to its commitments to originate mortgage loans and related forward sales commitments in the three and nine months ended September 30, 2006, respectively. This compared to a gain of $17,000 and a loss of $148,000 related to commitments to originate mortgage loans and related forward sales commitments in the comparable periods in 2005, respectively.
Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank has not been required to perform on any financial guarantees and did not incur any losses in connection with standby letters of credit during the three and nine months ended September 30, 2006 and 2005. At September 30, 2006, approximately $17.1 million of standby letters of credit expire within one year, and $35.7 million expire thereafter. Upon issuance, the Company recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. Fees are recognized ratably over the term of the standby letter of credit. The fair value of guarantees associated with standby letters of credit was $223,000 as of September 30, 2006.
At September 30, 2006, the reserve for unfunded commitments, which is included in other liabilities on the consolidated balance sheet, was approximately $2.0 million. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amounts of commitments, loss experience, and economic conditions.
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
Concentrations of Credit Risk — The Company grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington and California. In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 82% and 78% of the Company’s loan and lease portfolio at September 30, 2006 and December 31, 2005, respectively. Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations to have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the repayment of these loans. Personal and business income represent the primary source of repayment for a majority of these loans.
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
This Report contains certain forward-looking statements, which are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. These statements may include statements that expressly or implicitly predict future results, performance or events. In addition, the words “expect,” believe,” “anticipate” and other similar expressions identify forward-looking statements. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the control of Umpqua. Risks and uncertainties include the following:
•	The ability to attract new deposits and loans

•	Competitive market pricing factors

•	Deterioration in economic conditions that could result in increased loan and lease losses

•	Market interest rate volatility

•	Changes in legal or regulatory requirements

•	The ability to recruit and retain certain key management and staff

•	Risks associated with merger integration
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
Executive Summary and Highlights
Highlights for the third quarter of 2006 were as follows:
•	Total consolidated assets as of September 30, 2006 were $7.2 billion, compared to $5.4 billion at December 31, 2005, an increase of $1.8 billion or 34%. The Western Sierra acquisition accounted for $1.5 billion of the growth. Annualized organic growth (which excludes growth from acquisition as of the merger date) was 9% in the nine months ended September 30, 2006.

•	Total gross loans and leases were $5.4 billion as of September 30, 2006, compared to $3.9 billion at December 31, 2005, an increase of $1.5 billion or 37%. The Western Sierra acquisition accounted for $1.0 billion of the growth. Annualized organic growth (which excludes growth from acquisition as of the merger date) was 15% in the nine months ended September 30, 2006.

•	Total deposits were $5.7 billion as of September 30, 2006, compared to $4.3 billion at December 31, 2005, an increase of $1.4 billion or 32%. The Western Sierra acquisition accounted for $1.0 billion of the growth. Annualized organic growth (which excludes growth from acquisition as of the merger date) was 11% in the nine months ended September 30, 2006.

•	Non-performing assets were $10.6 million at September 30, 2006 or 0.15% of total assets, which was comparable to $7.6 million or 0.14% of total assets at December 31, 2005.

•	Net interest margin decreased to 4.83% and 4.74% for the three and nine months ended September 30, 2006, compared to 4.89% and 4.84% for the same periods a year ago, due to increases in short-term market interest rates which led to an increase in deposit and borrowing costs. On a sequential quarter basis, the 4.83% compares favorably to the 4.68% in second quarter primarily due to organic deposit growth during the third quarter and the positive impact of the Western Sierra acquisition.

•	The provision for loan and lease losses was $2.4 million during the three and nine months ended September 30, 2006. This compared to no provision and $2.4 million for the same periods a year ago.

•	The impairment charge for the valuation of the mortgage servicing right portfolio was $1.1 million in the quarter. This compared to a valuation recovery of $0.2 million for the second quarter of 2006, and a $1.0 million valuation recovery for the same quarter a year ago. The valuation impairment charge during the third quarter of 2006 resulted from declines in mortgage interest rates.

•	Net income per diluted share was $1.17 for the nine months ended September 30, 2006, an increase of 4% over the $1.13 per diluted share earned in the nine months ended September 30, 2005.

•	Cash dividends increased by 50% from $0.12 declared in the first and second quarter to $0.18 declared in the third quarter of 2006.
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
Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments
The Bank performs regular credit reviews of the loan portfolio to determine the credit quality of the portfolio and the adherence to underwriting standards. When loans are originated, they are assigned a risk rating that is assessed periodically during the term of the loan through the credit review process. The risk ratings are a primary factor in determining an appropriate amount for the allowance for loan and lease losses. Management’s Allowance for Loan and Lease Losses (“ALLL”) Committee is responsible for regular review of the ALLL methodology, including loss factors, and ensuring that it is designed and applied in accordance with generally accepted accounting principles. The ALLL Committee reviews loans that have been placed on non-accrual status and approves placing loans on impaired status. The ALLL Committee also approves removing loans that are no longer impaired from impairment and non-accrual status.
Each risk rating is assessed an inherent credit loss factor that determines the amount of the allowance for loan and lease losses provided for that group of loans with similar risk rating. Credit loss factors may vary by region based on management’s belief that there may ultimately be different credit loss rates experienced in each region.
Regular credit reviews of the portfolio also identify loans that are considered potentially impaired. Potentially impaired loans are referred to the ALLL Committee which reviews and approves designated loans as impaired. A loan is considered impaired when based on current information and events, we determine that we will probably not be able to collect all amounts due according to the loan contract, including scheduled interest payments. When we identify a loan as impaired, we measure the impairment using discounted cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In this case, we use the current fair value of the collateral, less selling costs, instead of discounted cash flows. If we determine that the value of the impaired loan is less than the recorded investment in the loan, we recognize this impairment reserve as a specific component to be provided for in the allowance for loan and lease losses. The combination of the risk rating-based allowance component and the impairment reserve allowance component lead to an allocated allowance for loan and lease losses. The Bank also maintains an unallocated allowance amount to provide for other credit losses inherent in the loan portfolio that may not have been contemplated in the credit loss factors. This unallocated amount generally comprises less than 5% of the allowance. The unallocated amount is reviewed periodically based on trends in credit losses, the results of credit reviews and overall economic trends.
The reserve for unfunded commitments (“RUC”) is established to absorb inherent losses associated with our commitment to lend funds, such as with a letter or line of credit. The adequacy of the ALLL and RUC are monitored on a regular basis and are based on management’s evaluation of numerous factors. These factors include the quality of the current loan portfolio; the trend in the loan portfolio’s risk ratings; current economic conditions; loan concentrations; loan growth rates; past-due and non-performing trends;

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
In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 156”). Additional information is included in Note 6 of the Notes to Condensed Consolidated Financial Statements.
Valuation of Goodwill and Intangible Assets
At September 30, 2006, we had $680.7 million in goodwill and other intangible assets as a result of business combinations. Goodwill and other intangibles with indefinite lives are not amortized but instead are periodically tested for impairment. Management performs an impairment analysis for the intangible assets with indefinite lives on a quarterly basis and determined that there was no impairment as of September 30, 2006. The valuation is based on discounted cash flows or observable market prices on a segment basis. A 10% or 20% decrease in market price is not expected to result in an impairment. If impairment was deemed to exist, a write down of the asset would occur with a charge to earnings.
Stock-based Compensation
Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment, a revision to the previously issued guidance on accounting for stock options and other forms of equity-based compensation. Additional information is included in Note 2 of the Notes to Condensed Consolidated Financial Statements.
RESULTS OF OPERATIONS
OVERVIEW
For the three months ended September 30, 2006, net income was $22.9 million, or $0.39 per diluted share, a decrease of 11% on a per diluted share basis as compared to $19.9 million, or $0.44 per diluted share for the three months ended September 30, 2005. For the nine months ended September 30, 2006, net income was $59.9 million, or $1.17 per diluted share, an increase of 4% on a per diluted share basis as compared to $50.9 million, or $1.13 per diluted share for the nine months ended September 30, 2005. The improvement in diluted earnings per share for the nine months ended September 30, 2006 is principally attributable to improved net interest income, partially offset by increased operating expenses.
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
The following table presents a reconciliation of operating income and operating income per share to net income and net income per share for the three and nine months ended September 30, 2006 and 2005:

Reconciliation of Operating Income to Net Income
(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$22,856	$19,923	$59,914	$50,948
Merger-related expenses, net of tax	1,471	—	2,615	157

Operating income	$24,327	$19,923	$62,529	$51,105

Per diluted share:
Net income	$0.39	$0.44	$1.17	$1.13
Merger-related expenses, net of tax	0.03	—	0.06	0.01

Operating income	$0.42	$0.44	$1.23	$1.14

The following table presents the returns on average assets, average shareholders’ equity and average tangible shareholders’ equity for the three and nine months ended September 30, 2006 and 2005. For each of the periods presented, the table includes the calculated ratios based on reported net income and operating income as shown in the Table above. Our return on average shareholders’ equity is negatively impacted as the result of capital required to support goodwill. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger-related intangible assets, we believe it beneficial to also consider the return on average tangible shareholders’ equity. The return on average tangible shareholders’ equity is calculated by dividing net income by average shareholders’ equity less average intangible assets. The return on average tangible shareholders’ equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average shareholders’ equity.
Returns on Average Assets, Shareholders’ Equity and Tangible Shareholders’ Equity
(dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Returns on average assets:
Net income	1.27%	1.55%	1.29%	1.36%
Operating income	1.35%	1.55%	1.35%	1.37%

Returns on average shareholders’ equity:
Net income	8.06%	11.01%	8.80%	9.66%
Operating income	8.58%	11.01%	9.18%	9.69%

Returns on average tangible shareholders’ equity:
Net income	20.50%	25.43%	20.87%	22.87%
Operating income	21.82%	25.43%	21.78%	22.94%

Calculation of average tangible shareholders’ equity:
Average shareholders’ equity	$1,124,398	$717,827	$910,311	$705,371
Less: average intangible assets	(681,988)	(406,955)	(526,459)	(407,489)

Average tangible shareholders’ equity	$442,410	$310,872	$383,852	$297,882

NET INTEREST INCOME
Net interest income is the largest source of our operating income. Net interest income for the three months ended September 30, 2006 was $73.8 million, an increase of $20.0 million, or 37% over the same period in 2005. Net interest income for the nine months ended September 30, 2006 was $188.8 million, an increase of $34.1 million, or 22% over the same period in 2005. This increase over the same period in 2005 is attributable to growth in outstanding average interest-earning assets, primarily loans and leases, partially offset by both growth in interest-bearing liabilities, primarily money-market and time deposits, and a decrease in net interest margin.
The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax-equivalent basis was 4.83% for the three months ended September 30, 2006, a decrease of 6 basis points as compared to the same period in 2005. The net interest margin on a fully tax-equivalent basis for the nine months ended September 30, 2006 was 4.74%, a decrease of 10 basis points as compared to the same period in 2005. This decrease is primarily due to increases in short-term market rates which led to an increase in deposit and borrowing costs. The increased yield on interest-earning assets of 84 and 83 basis points in the three and nine months ended September 30, 2006 was more than offset by a corresponding increase in our cost of interest-bearing liabilities which increased by 112 and 119 basis points in the three and nine months ended September 30, 2006.
Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, changes in volume, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds, or rates. The following tables present condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three and nine months ended September 30, 2006 and 2005:
Average Rates and Balances (Quarterly)
(dollars in thousands)

	Three months ended			Three months ended
	September 30, 2006			September 30, 2005
		Interest	Average		Interest	Average
	Average	Income or	Yields	Average	Income or	Yields
	Balance	Expense	or Rates	Balance	Expense	or Rates
INTEREST-EARNING ASSETS:
Loans and leases (1)	$5,352,986	$106,320	7.88%	$3,658,639	$65,579	7.11%
Taxable securities	609,131	6,902	4.53%	608,752	6,598	4.34%
Non-taxable securities (2)	107,851	1,640	6.08%	44,130	644	5.84%
Temporary investments (3)	37,225	374	3.99%	70,978	604	3.38%

Total interest earning assets	6,107,193	115,236	7.49%	4,382,499	73,425	6.65%
Allowance for credit losses	(56,891)			(43,772)
Other assets	1,085,186			750,011

Total assets	$7,135,488			$5,088,738

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	$2,737,802	$17,693	2.56%	$2,053,113	$8,325	1.61%
Time deposits	1,510,526	16,428	4.31%	996,661	7,776	3.10%
Federal funds purchased and repurchase agreements	192,098	2,155	4.45%	80,471	511	2.52%
Term debt	57,043	692	4.81%	12,825	89	2.75%
Notes payable on junior subordinated debentures and trust preferred securities	204,113	3,971	7.72%	165,892	2,719	6.50%

Total interest-bearing liabilities	4,701,582	40,939	3.45%	3,308,962	19,420	2.33%
Non-interest-bearing deposits	1,235,838			1,007,113
Other liabilities	73,670			54,836

Total liabilities	6,011,090			4,370,911
Shareholders’ equity	1,124,398			717,827

Total liabilities and shareholders’ equity	$7,135,488			$5,088,738

NET INTEREST INCOME (2)		$74,297			$54,005

NET INTEREST SPREAD			4.04%			4.32%

AVERAGE YIELD ON EARNING ASSETS (1) (2)			7.49%			6.65%

INTEREST EXPENSE TO EARNING ASSETS			2.66%			1.76%

NET INTEREST INCOME TO EARNING ASSETS (1) (2)			4.83%			4.89%

(1)	Non-accrual loans and mortgage loans held for sale are included in the average balance.

(2)	Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $498,000 and $204,000 for the three months ended September 30, 2006 and 2005, respectively.

(3)	Temporary investments include federal funds sold and interest-bearing deposits at other banks.

Average Rates and Balances (Year-to-date)
(in thousands)

	Nine months ended			Nine months ended
	September 30, 2006			September 30, 2005
		Interest	Average		Interest	Average
	Average	Income or	Yields	Average	Income or	Yields
	Balance	Expense	or Rates	Balance	Expense	or Rates
INTEREST-EARNING ASSETS:
Loans and leases (1)	$4,637,525	$265,444	7.65%	$3,573,403	$182,735	6.84%
Taxable securities	604,448	20,406	4.50%	607,211	19,480	4.28%
Non-taxable securities (2)	91,027	3,938	5.77%	58,403	2,788	6.37%
Temporary investments (3)	27,360	837	4.09%	56,728	1,256	2.96%

Total interest earning assets	5,360,360	290,625	7.25%	4,295,745	206,259	6.42%
Allowance for credit losses	(50,161)			(45,253)
Other assets	888,669			742,670

Total assets	$6,198,868			$4,993,162

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	$2,374,863	$42,240	2.38%	$2,014,768	$20,370	1.35%
Time deposits	1,308,552	38,872	3.97%	981,043	20,540	2.80%
Federal funds purchased and repurchase agreements	200,789	6,346	4.23%	80,014	1,419	2.37%
Term debt	74,724	2,775	4.97%	40,581	633	2.09%
Notes payable on junior subordinated debentures and trust preferred securities	182,583	10,359	7.59%	166,045	7,663	6.17%

Total interest-bearing liabilities	4,141,511	100,592	3.25%	3,282,451	50,625	2.06%
Non-interest-bearing deposits	1,085,161			950,957
Other liabilities	61,885			54,383

Total liabilities	5,288,557			4,287,791
Shareholders’ equity	910,311			705,371

Total liabilities and shareholders’ equity	$6,198,868			$4,993,162

NET INTEREST INCOME (2)		$190,033			$155,634

NET INTEREST SPREAD			4.00%			4.36%

AVERAGE YIELD ON EARNING ASSETS (1) (2)			7.25%			6.42%

INTEREST EXPENSE TO EARNING ASSETS			2.51%			1.58%

NET INTEREST INCOME TO EARNING ASSETS (1) (2)			4.74%			4.84%

(1)	Non-accrual loans and mortgage loans held for sale are included in the average balance.

(2)	Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1.2 million and $901,000 for the nine months ended September 30, 2006 and 2005, respectively.

(3)	Temporary investments include federal funds sold and interest-bearing deposits at other banks.
The following tables set forth a summary of the changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three and nine months ended September 30, 2006 as compared to the same period in 2005. Changes in interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Rate/Volume Analysis (Quarterly)
(in thousands)

	THREE MONTHS ENDED SEPTEMBER 30,
	2006 COMPARED TO 2005
	INCREASE (DECREASE) IN INTEREST
	INCOME AND EXPENSE DUE TO
	CHANGES IN
	VOLUME	RATE	TOTAL
INTEREST-EARNING ASSETS:
Loans and leases	$33,032	$7,709	$40,741
Taxable securities	4	300	304
Non-taxable securities (1)	968	28	996
Temporary investments	(325)	95	(230)

Total (1)	33,679	8,132	41,811

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	3,369	5,999	9,368
Time deposits	4,905	3,747	8,652
Repurchase agreements and federal funds	1,059	585	1,644
Term debt	495	108	603
Junior subordinated debentures	692	560	1,252

Total	10,520	10,999	21,519

Net increase in net interest income (1)	$23,159	$(2,867)	$20,292

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.
Rate/Volume Analysis (Year-to-Date)
(in thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2006 COMPARED TO 2005
	INCREASE (DECREASE) IN INTEREST
	INCOME AND EXPENSE DUE TO
	CHANGES IN
	VOLUME	RATE	TOTAL
INTEREST-EARNING ASSETS:
Loans and leases	$59,052	$23,657	$82,709
Taxable securities	(88)	1,014	926
Non-taxable securities (1)	1,432	(282)	1,150
Temporary investments	(793)	374	(419)

Total (1)	59,603	24,763	84,366

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	4,168	17,702	21,870
Time deposits	8,131	10,201	18,332
Repurchase agreements and federal funds	3,245	1,682	4,927
Term debt	811	1,331	2,142
Junior subordinated debentures	816	1,880	2,696

Total	17,171	32,796	49,967

Net increase in net interest income (1)	$42,432	$(8,033)	$34,399

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

PROVISION FOR LOAN AND LEASE LOSSES
The provision for loan and lease losses was $2.4 million for the three and nine months ended September 30, 2006. This compared with no provision and $2.4 million of provision for loan and lease losses for the same periods in 2005. The provision for loan and lease losses recorded as a percentage of average outstanding loans and leases was 0.17% and 0.07% for the three and nine months ended September 30, 2006, respectively, representing an increase of 17 basis points and a decrease of 2 basis points, respectively, from the same periods in 2005.
The provision for loan and lease losses is based on management’s evaluation of inherent risks in the loan portfolio and a corresponding analysis of the allowance for loan and lease losses. Additional discussion on loan quality and the allowance for loan and lease losses is provided under the heading Asset Quality and Non-Performing Assets below.
NON-INTEREST INCOME
Non-interest income in the three months ended September 30, 2006 was $13.5 million, a decrease of $306,000, or 2%, as compared to the same period in 2005. Non-interest income for the nine months ended September 30, 2006 was $39.5 million, an increase of $3.2 million, or 9% over the same period in 2005. The following table presents the key components of non-interest income for the three and nine months ended September 30, 2006 and 2005:
Non-Interest Income
(in thousands)

	Three months ended				Nine months ended
	September 30,				September 30,
			Change	Change			Change	Change
	2006	2005	Amount	Percent	2006	2005	Amount	Percent
Service charges on deposit accounts	$7,606	$5,778	$1,828	32%	$19,540	$16,026	$3,514	22%
Brokerage commissions and fees	2,506	2,735	(229)	-8%	7,408	8,743	(1,335)	-15%
Mortgage banking revenue, net	1,445	3,256	(1,811)	-56%	5,792	4,834	958	20%
Net (loss) gain on sale of investment securities	—	28	(28)	-100%	(1)	1,426	(1,427)	-100%
Other income	1,919	1,985	(66)	-3%	6,745	5,279	1,466	28%

Total	$13,476	$13,782	$(306)	-2%	$39,484	$36,308	$3,176	9%

The increase in deposit service charges in 2006 over 2005 is principally attributable to the increased volume of deposit accounts. The decrease in brokerage fees resulted from the departure of certain Strand investment advisors. The decrease in mortgage banking revenue in the three months ended September 30, 2006 was a result of a $1.1 million impairment charge for the valuation of the mortgage servicing rights portfolio as compared to an impairment recovery of $1.0 million in the same period a year ago. The increase in mortgage banking revenue in the nine months ended September 30, 2006 was a result of an increase in servicing income to $529,000 and a decrease in impairment charge of $483,000 in the nine months ended September 30, 2006 as compared to the same period a year ago. The increase in other income for the nine months ended September 30, 2006 included an approximate $475,000 in legal settlement, $328,000 increase in cash surrender value of Bank Owned Life Insurance policies primarily related to the Western Sierra acquisition, and $554,000 increase in servicing income and gain on sale of SBA loans in our government-guaranteed lending group.
NON-INTEREST EXPENSE
Non-interest expense for the three months ended September 30, 2006 was $50.7 million, an increase of $13.6 million or 37% compared to the three months ended September 30, 2005. Non-interest expense for the nine months ended September 30, 2006 was $132.9 million, an increase of $24.0 million or 22% over the nine months ended September 30, 2005. The following table presents the key elements of non-interest expense for the three and nine months ended September 30, 2006 and 2005.

Non-Interest Expense
(in thousands)

	Three months ended				Nine months ended
	September 30,				September 30,
			Change	Change			Change	Change
	2006	2005	Amount	Percent	2006	2005	Amount	Percent
Salaries and employee benefits	$26,387	$20,708	$5,679	27%	$71,525	$61,348	$10,177	17%
Net occupancy and equipment	8,540	6,291	2,249	36%	22,907	18,533	4,374	24%
Communications	1,744	1,511	233	15%	4,689	4,334	355	8%
Marketing	1,780	1,151	629	55%	4,596	3,218	1,378	43%
Services	4,199	3,245	954	29%	11,016	9,592	1,424	15%
Supplies	925	793	132	17%	2,276	2,030	246	12%
Intangible amortization	1,195	555	640	115%	2,533	1,875	658	35%
Merger-related expenses	2,451	—	2,451	N/M	4,358	262	4,096	N/M
Other	3,465	2,829	636	22%	9,009	7,747	1,262	16%

Total	$50,686	$37,083	$13,603	37%	$132,909	$108,939	$23,970	22%

N/M — Not meaningful
Salaries and employee benefits have increased due to the Western Sierra acquisition, increased incentives, benefit costs, and additional staff. Net occupancy and equipment increased reflecting the Western Sierra acquisition, increased lease costs and continued infrastructure development to support the Company’s growth and expansion. We also incur significant expenses in connection with the completion and integration of bank acquisitions that are not capitalizable. Classification of expenses as merger-related is done in accordance with the provisions of a Board-approved policy.
INCOME TAXES
Our consolidated effective tax rate as a percentage of pre-tax income for the three and nine months ended September 30, 2006 was 33.2% and 35.6%, compared to 34.7% and 36.1% for the three and nine months ended September 30, 2005, respectively. The effective tax rates were below the federal statutory rate of 35% and the apportioned state rate of 5% (net of the federal tax benefit) principally because of non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities, tax credits arising from low income housing investments and exemptions related to loans and hiring in designated enterprise zones.
FINANCIAL CONDITION
INVESTMENT SECURITIES
Total investment securities as of September 30, 2006 were $699.3 million, as compared to $680.5 million at December 31, 2005. This increase is principally attributable to the Western Sierra acquisition ($76.2 million of investment securities as of the acquisition date), partially offset by maturities of $58.5 million in investment securities.
The following table presents the investment securities portfolio by major type as of September 30, 2006 and December 31, 2005:

Investment Securities Composition
(in thousands)

	Investment Securities Available for Sale
	September 30, 2006		December 31, 2005
	Fair Value	%	Fair Value	%
U.S. Treasury and agencies	$211,304	31%	$196,538	29%
Mortgage-backed securities and collateralized mortgage obligations	318,037	46%	359,583	54%
Obligations of states and political subdivisions	111,212	16%	67,836	10%
Other investment securities	49,288	7%	47,911	7%

Total	$689,841	100%	$671,868	100%

	Investment Securities Held to Maturity
	September 30, 2006		December 31, 2005
	Amortized		Amortized
	Cost	%	Cost	%
Obligations of states and political subdivisions	$8,720	92%	$8,302	96%
Mortgage-backed securities and collateralized mortgage obligations	399	4%	—	—
Other investment securities	375	4%	375	4%

Total	$9,494	100%	$8,677	100%

LOANS AND LEASES
Total loans and leases outstanding at September 30, 2006 were $5.4 billion, an increase of $1.5 billion, or 37%, from year-end 2005. The growth in loans and leases was principally due to the Western Sierra acquisition ($1.0 billion of loans and leases as of the acquisition date) and organic loan growth in the Oregon/Washington markets.
The following table presents the concentration distribution of our loan portfolio by major type at September 30, 2006 and December 31, 2005:
Loan Concentrations
(in thousands)

	September 30, 2006		December 31, 2005
Type of Loan	Amount	Percentage	Amount	Percentage
Construction and development	$1,198,321	22.3%	$638,555	16.3%
Farmland	69,628	1.3%	54,039	1.4%
Home equity credit lines	152,006	2.8%	125,508	3.2%
Single family first lien mortgage	179,947	3.3%	121,955	3.1%
Single family second lien mortgage	30,561	0.6%	18,570	0.5%
Multifamily	164,930	3.1%	161,844	4.1%
Commercial real estate	2,602,424	48.3%	1,954,516	49.8%

Total real estate secured	4,397,817	81.7%	3,074,987	78.4%
Commercial and industrial	841,221	15.6%	711,913	18.2%
Agricultural production	56,946	1.1%	41,218	1.1%
Consumer	45,680	0.8%	51,702	1.3%
Leases	19,514	0.4%	17,385	0.4%
Other	24,084	0.4%	24,426	0.6%

Total loans	$5,385,262	100.0%	$3,921,631	100.0%

ASSET QUALITY AND NON-PERFORMING ASSETS
Non-performing loans, which include non-accrual loans and accruing loans past due over 90 days, totaled $10.6 million, or 0.20% of total loans, at September 30, 2006, as compared to $6.4 million, or 0.16% of total loans, at December 31, 2005. Non-performing assets, which include non-performing loans and foreclosed real estate (“other real estate owned”), totaled $10.6 million, or 0.15% of total assets as of September 30, 2006, compared with $7.6 million, or 0.14% of total assets as of December 31, 2005.

Loans are classified as non-accrual when collection of principal or interest is doubtful—generally if they are past due as to maturity or payment of principal or interest by 90 days or more—unless such loans are well-secured and in the process of collection. Additionally, all loans that are “impaired” in accordance with SFAS No. 114, Accounting by Creditors for the Impairment of a Loan, are considered for non-accrual status. These loans will typically remain on non-accrual status until all principal and interest payments are brought current and the prospects for future payments in accordance with the loan agreement appear relatively certain. Foreclosed properties held as other real estate owned are recorded at the lower of the recorded investment in the loan or market value of the property less expected selling costs. Other real estate owned at September 30, 2006 totaled $31,000 and consisted of one commercial property.
The following table summarizes our non-performing assets as of September 30, 2006 and December 31, 2005.
Non-Performing Assets
(dollars in thousands)

	September 30,	December 31,
	2006	2005
Loans on nonaccrual status	$10,158	$5,953
Loans past due 90 days or more and accruing	416	487

Total nonperforming loans	10,574	6,440
Other real estate owned	31	1,123

Total nonperforming assets	$10,605	$7,563

Allowance for loan losses	$60,475	$43,885
Reserve for unfunded commitments	2,021	1,601

Allowance for credit losses	$62,496	$45,486

Asset quality ratios:
Non-performing assets to total assets	0.15%	0.14%
Non-performing loans to total loans	0.20%	0.16%
Allowance for loan losses to total loans	1.12%	1.12%
Allowance for credit losses to total loans	1.16%	1.16%
Allowance for credit losses to total non-performing loans	591%	706%
At September 30, 2006, approximately $8.1 million of loans were classified as restructured as compared to $4.0 million at December 31, 2005. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. Substantially all of the restructured loans as of September 30, 2006 and December 31, 2005 were classified as impaired. None of the restructured loans were classified as non-accrual loans as of September 30, 2006 as compared to $935,000 as of December 31, 2005 being included as non-accrual loans in the table above.
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
ALLOWANCE FOR LOAN AND LEASE LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS
The allowance for loan and lease losses (“ALLL”) totaled $60.5 million at September 30, 2006, an increase from the $43.9 million at December 31, 2005.

Allowance for Loan and Lease Losses
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Balance, beginning of period	$58,516	$44,510	$43,885	$44,229
Acquisitions	184	—	14,227	—
Provision for loan and lease losses	2,352	—	2,427	2,400

Loans charged-off	(1,027)	(3,289)	(2,587)	(7,140)
Charge-off recoveries	450	2,382	2,523	4,114

Net charge-offs	(577)	(907)	(64)	(3,026)

Total allowance for loan and lease losses	60,475	43,603	60,475	43,603
Reserve for unfunded commitments	2,021	1,489	2,021	1,489

Allowance for credit losses	$62,496	$45,092	$62,496	$45,092

As a percentage of average loans (annualized):
Net charge-offs	0.04%	0.10%	0.00%	0.11%
Provision for loan and lease losses	0.17%	0.00%	0.07%	0.09%
The level of actual losses, as indicated by the ratio of net charge-offs to average loans and leases decreased during the three and nine months ended September 30, 2006 as compared to the same periods in 2005. This is consistent with a lower ratio of provision to average loans and leases in the nine months ended September 30, 2006, as compared to the same period in 2005. For the three months ended September 30, 2006, the ratio of provision to average loans and leases was higher than the same period in 2005 due to increase in non-performing loans and leases in the quarter as compared to a decrease in non-performing loans and leases in the same period in 2005 and other changes in risk ratings within the loan and lease portfolio.
The following table presents a summary of activity in the reserve for unfunded commitments (“RUC”):
Summary of Reserve for Unfunded Commitments Activity
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Balance, beginning of period	$2,145	$1,354	$1,601	$1,338
Acquisitions	—	—	382	—
Net (decrease) increase charged to other expenses	(124)	135	38	151

Balance, end of period	$2,021	$1,489	$2,021	$1,489

We believe that the ALLL and RUC at September 30, 2006 are sufficient to absorb losses inherent in the loan portfolio and credit commitments outstanding as of that date, respectively, based on the best information available. This assessment, based in part on historical levels of net charge-offs, loan growth, and a detailed review of the quality of the loan portfolio, involves uncertainty and judgment. Therefore, the adequacy of the ALLL and RUC cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if the results of their review warrant such additions.
MORTGAGE SERVICING RIGHTS
The following table presents the key elements of our mortgage servicing rights asset as of September 30, 2006 and December 31, 2005:

Summary of Mortgage Servicing Rights
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Balance, beginning of period	$11,550	$9,268	$10,890	$11,154
Additions for new mortgage servicing rights capitalized	225	990	1,337	2,468
Amortization of servicing rights	(292)	(574)	(933)	(1,543)
Impairment (charge) / recovery	(1,056)	1,045	(867)	(1,350)

Balance, end of period	$10,427	$10,729	$10,427	$10,729

Balance of loans serviced for others	$978,723	$1,015,597
MSR as a percentage of serviced loans	1.07%	1.06%
As of September 30, 2006, we serviced residential mortgage loans for others with an aggregate outstanding principal balance of approximately $1.0 billion for which servicing assets have been recorded. In accordance with generally accepted accounting principles, the servicing asset recorded at the time of sale is amortized over the term of, and in proportion to, net servicing revenues.
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
At September 30, 2006, we had a valuation reserve of $3.2 million based on the estimated fair value of the servicing portfolio. The valuation reserve is adjusted on a quarterly basis through adjustments to mortgage banking revenue. For the three and nine months ended September 30, 2006, the impairment charge was $1.1 million and $867,000, as compared with a $1.0 million recovery and a $1.4 million charge for the same periods in 2005.
GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS
At September 30, 2006, we had goodwill and core deposit intangibles of $645.9 million and $34.8 million, respectively, as compared to $398.8 million and $9.7 million, respectively, at year-end 2005. This increase in goodwill is primarily a result of the Western Sierra acquisition. The goodwill recorded in connection with the Western Sierra acquisition represented the excess of the purchase price over the estimated fair value of the net assets acquired. A portion of the purchase price was allocated to the value of Western Sierra’s core deposits, which included all deposits except certificates of deposit. The value of the core deposits was determined by a third party based on an analysis of the cost differential between the core deposits and alternative funding sources.
Substantially all of the goodwill is associated with our community banking operations. We evaluate goodwill for possible impairment on a quarterly basis and there were no impairments recorded for the three and nine months ended September 30, 2006 and 2005.
DEPOSITS
Total deposits were $5.7 billion at September 30, 2006, an increase of $1.4 billion, or 32%, from the prior year-end. The growth in deposits was principally due to the Western Sierra acquisition ($1.0 billion of deposits as of the acquisition date) and organic deposit growth. Information on average deposit balances and average rates paid is included under the Net Interest Income section of this report.
The following table presents the deposit balances by major category as of September 30, 2006 and December 31, 2005:

Deposits
(in thousands)

	September 30, 2006		December 31, 2005
	Amount	Percentage	Amount	Percentage
Non-interest bearing	$1,246,499	22%	$987,714	23%
Interest bearing demand	703,113	12%	576,037	13%
Savings and money market	2,097,948	38%	1,597,311	38%
Time, $100,000 or greater	798,005	14%	601,616	14%
Time, less than $100,000	804,773	14%	523,588	12%

Total	$5,650,338	100%	$4,286,266	100%

BORROWINGS
At September 30, 2006, the Bank had outstanding term debt of $57.1 million. Advances from the Federal Home Loan Bank of San Francisco (“FHLB”) amounted to $56.3 million of the total and are secured by investment securities and residential mortgage loans. The FHLB advances outstanding at September 30, 2006 had fixed interest rates ranging from 3.73% to 7.44%. Approximately $47.5 million, or 84%, of the FHLB advances mature prior to December 31, 2006 and another $3.5 million, or 6%, mature prior to December 31, 2007. Management expects continued use of FHLB advances as a source of short and long-term funding.
JUNIOR SUBORDINATED DEBENTURES
We had junior subordinated debentures with carrying values of $204.0 million and $165.7 million, respectively, at September 30, 2006 and December 31, 2005.
At September 30, 2006, approximately $155.7 million, or 80% of the total issued amount, had interest rates that are adjustable on a quarterly basis based on a spread over LIBOR. Increases in short-term market interest rates during 2005 and through the third quarter of 2006 have resulted in increased interest expense for junior subordinated debentures. Although any additional increases in short-term market interest rates will increase the interest expense for junior subordinated debentures, we believe that other attributes of our balance sheet will serve to mitigate the impact to net interest income on a consolidated basis.
As of September 30, 2006, all of the junior subordinated debentures totaling $188.2 million ($194.0 million issued amount less common stock issued of $5.8 million) qualified as Tier 1 capital under regulatory capital purposes. Additional information regarding the terms of the junior subordinated debentures, including maturity/call dates and interest rates, is included in Note 7 of the Notes to Condensed Consolidated Financial Statements.
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
The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. In the three and nine months ended September 30, 2006, the Bank paid the Company $6.0 million and $18.0 million in dividends. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to fund its quarterly cash dividend distributions to shareholders and meet its ongoing cash obligations, which consist principally of debt service on the $194.0 million (issued amount) of outstanding junior subordinated debentures. As of September 30, 2006, the Company did not have any borrowing arrangements of its own.
As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $84.5 million during the nine months ended September 30, 2006. The principal source of cash provided by operating activities was net income. Net cash of $341.7 million used in investing activities consisted principally of $438.5 million of net loan growth, offset by maturities of investment securities available for sale of $58.5 million and net cash acquired in the Western Sierra merger of $37.0 million. The $287.5 million of cash provided by financing activities primarily consisted of $348.9 million of net deposit growth, partly offset by $48.4 million decrease in federal funds purchased and securities sold under agreements to repurchase, and $17.7 million payment of dividends.
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
OFF-BALANCE-SHEET ARRANGEMENTS
Information regarding Off-Balance-Sheet Arrangements is included in Note 8 of the Notes to Condensed Consolidated Financial Statements.
CONCENTRATIONS OF CREDIT RISK
Information regarding Concentrations of Credit Risk is included in Note 8 of the Notes to Condensed Consolidated Financial Statements.
CAPITAL RESOURCES
Shareholders’ equity at September 30, 2006 was $1.1 billion, an increase of $403.4 million, or 55%, from December 31, 2005. The increase in shareholders’ equity during the nine months ended September 30, 2006 was principally due to the issuance of shares valued at $353.7 million in connection with the Western Sierra acquisition, the retention of $37.1 million, or approximately 62%, of net income for the nine month period and issuances of common stock under stock plans and related tax benefits of $10.1 million.
The following table shows Umpqua Holdings’ consolidated and Umpqua Bank capital adequacy ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a “well-capitalized” institution at September 30, 2006 and December 31, 2005:

			For Capital		To be Well
	Actual		Adequacy purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2006:
Total Capital
(to Risk Weighted Assets)
Consolidated	$718,055	11.43%	$502,576	8.00%	$628,220	10.00%
Umpqua Bank	$697,907	11.13%	$501,640	8.00%	$627,050	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$655,559	10.44%	$251,172	4.00%	$376,758	6.00%
Umpqua Bank	$635,411	10.14%	$250,655	4.00%	$375,983	6.00%
Tier I Capital
(to Average Assets)
Consolidated	$655,559	10.15%	$258,348	4.00%	$322,935	5.00%
Umpqua Bank	$635,411	9.86%	$257,773	4.00%	$322,217	5.00%

As of December 31, 2005:
Total Capital
(to Risk Weighted Assets)
Consolidated	$533,890	11.58%	$368,836	8.00%	$461,045	10.00%
Umpqua Bank	$515,040	11.23%	$366,903	8.00%	$458,629	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$488,404	10.59%	$184,477	4.00%	$276,716	6.00%
Umpqua Bank	$469,554	10.24%	$183,420	4.00%	$275,129	6.00%
Tier I Capital
(to Average Assets)
Consolidated	$488,404	10.09%	$193,619	4.00%	$242,024	5.00%
Umpqua Bank	$469,554	9.78%	$192,047	4.00%	$240,058	5.00%
The following table presents cash dividends declared and dividend payout ratios (dividends declared per share divided by basic earnings per share) for the three and nine months ended September 30, 2006 and 2005:

Cash Dividends and Payout Ratios

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Dividend declared per share	$0.18	$0.08	$0.42	$0.20
Dividend payout ratio	45%	18%	35%	17%
Our Board of Directors has approved a stock repurchase plan for up to 2.5 million shares of common stock. As of September 30, 2006, a total of 2.1 million shares remain available for repurchase under this authorization, which expires on June 30, 2007. In addition, our stock option plans provide that option holders may pay for the exercise price and tax withholdings in part or whole by tendering previously held shares. Although no shares were repurchased in open market transactions during the third quarter of 2006, we expect to continue to repurchase additional shares in the future. The timing and amount of such repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings and our capital plan.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our assessment of market risk as of September 30, 2006, which includes the impact of the Western Sierra acquisition, indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 4. Controls and Procedures
Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings. The disclosure controls and procedures were last evaluated by management as of September 30, 2006.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors as of September 30, 2006 from those presented in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not Applicable

(b)	Not Applicable
(c) The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2006:

			Total Number	Maximum Number
			of Shares	of Remaining
			Purchased as	Shares that May
	Total number		Part of Publicly	be Purchased at
	of Shares	Average Price	Announced	Period End under
Period	Purchased (1)	Paid per Share	Plan (2)	the Plan
7/1/06 - 7/31/06	196	$25.46	—	2,057,792
8/1/06 - 8/31/06	—	$—	—	2,057,792
9/1/06 - 9/30/06	1,148	$28.60	—	2,057,792

Total for quarter	1,344	$27.73	—

(1) Shares repurchased by the Company during the quarter consist of cancellation of restricted stock to pay withholding taxes. No shares were repurchased during the three months ended September 30, 2006 pursuant to the Company’s publicly announced corporate stock repurchase plan described in (2) below. No shares were tendered in connection with option exercises during the three months ended September 30, 2006.
     (2) The repurchase plan, which was approved by the Board and announced in August 2003, originally authorized the repurchase of up to 1.0 million shares. The authorization was amended to increase the repurchase limit initially to 1.5 million shares. On June 8, 2005, the Company announced an expansion of the repurchase plan by increasing the repurchase limit to 2.5 million shares and extending the plan’s expiration date to June 30, 2007.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Submissions of Matters to a Vote of Security Holders
(a)	Not Applicable.

(b)	Not Applicable.

(c)	Not Applicable.

(d)	Not Applicable.
Item 5. Other Information
(a)	Not Applicable.

(b)	Not Applicable.

Item 6. Exhibits
The exhibits filed as part of this Report and exhibits incorporated herein by reference to other documents are listed in the Exhibit Index to this Report, which follows the signature page.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UMPQUA HOLDINGS CORPORATION
(Registrant)

Dated November 7, 2006	By:	/s/ Raymond P. Davis
Raymond P. Davis
President and
Chief Executive Officer

	By:	/s/ Daniel A. Sullivan
Dated November 7, 2006		Daniel A. Sullivan
Executive Vice President and
Chief Financial Officer

Dated November 7, 2006	By:	/s/ Ronald L. Farnsworth
Ronald L. Farnsworth
Senior Vice President/Finance and
Principal Accounting Officer

EXHIBIT INDEX

Exhibit
3.1	(a)Restated Articles of Incorporation
3.2	(b)Bylaws
4.0	(c)Specimen Stock Certificate
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to Exhibit 3.1 to Form 10-Q filed August 7, 2006

(b)	Incorporated by reference to Exhibit 3.2 to Form 10-Q filed May 10, 2004

(c)	Incorporated by reference to the Registration Statement on Form S-8 (No. 333-77259) filed April 28, 1999