Form 10-K
period 2006-12-31
UMPQUA HOLDINGS CORP
filed 2007-03-01
CIK 1077771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2006
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
Large Accelerated filer [ x ]        Accelerated filer [    ]        Non-accelerated filer [    ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [    ]      No [ x ]
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2006, based on the closing price on that date of $25.65 per share, and 57,651,533 shares outstanding was $1,159,983,878. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded because those persons may be deemed affiliates.
Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practical date:
The number of shares of the Registrant’s common stock (no par value) outstanding as of January 31, 2007 was 58,157,232.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2007 Annual Meeting of Shareholders of Umpqua Holdings Corporation are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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
This Annual Report on Form 10-K contains forward-looking statements, which statements are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. These statements may include statements that expressly or implicitly predict future results, performance or events. All statements other than statements of historical fact are forward-looking statements. You can find many of these statements by looking for words such as “anticipates,” “expects,” believes,” “estimates” and “intends” and words or phrases of similar meaning. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the control of Umpqua. Risks and uncertainties include the following:

•	The ability to attract new deposits and loans and leases

•	Competitive market pricing factors

•	Deterioration in economic conditions that could result in increased loan and lease losses

•	Market interest rate volatility

•	Changes in legal or regulatory requirements

•	The ability to recruit and retain key management and staff

•	Risks associated with merger integration
There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. For a more detailed discussion of some of the risk factors, see the section entitled “Risk Factors” below. We do not intend to update these forward-looking statements. You should consider any forward looking statements in light of this explanation, and we caution you about relying on forward-looking statements.
Introduction
Umpqua Holdings Corporation (referred to in this report as “we,” “our,” “Umpqua,” and “the Company”), an Oregon corporation, was formed as a bank holding company in March 1999. At that time, we acquired 100% of the outstanding shares of South Umpqua Bank, an Oregon state-chartered bank formed in 1953. We became a financial holding company in March 2000 under the provisions of the Gramm-Leach-Bliley Act. Umpqua has two principal operating subsidiaries, Umpqua Bank (the “Bank”) and Strand, Atkinson, Williams and York, Inc. (“Strand”).
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
Recent Developments
On January 18, 2007, we announced the signing of a definitive agreement to acquire North Bay Bancorp and its principal operating subsidiary, The Vintage Bank, along with its Solano Bank division. The acquisition will add North Bay Bancorp’s network of 10 Northern California branches, including locations in the Napa, St. Helena, American Canyon, Vacaville, Benicia, Vallejo and Fairfield areas, to our network of 134 Northern California, Oregon and Washington locations and result in a combined institution with assets of approximately $8 billion. The transaction is expected to close in the second quarter of 2007.
General Background
Prior to 2002, the Company’s footprint included southern Oregon, the Oregon coast and the I-5 corridor in the Willamette Valley. During 2002, we completed the acquisition of Centennial Bancorp, which at the time of acquisition had total assets of approximately $840 million and 22 branches located principally in the Portland metropolitan and Willamette Valley areas of Oregon along the I-5 corridor. During the third quarter of 2004, we completed the acquisition of Humboldt Bancorp, which at the time of acquisition had total assets of approximately $1.5 billion and 27 branches located throughout Northern California. On June 2, 2006, we completed the acquisition of Western Sierra Bancorp and its principal operating subsidiaries, Western

Umpqua Holdings Corporation
Sierra Bank, Central California Bank, Lake Community Bank and Auburn Community Bank. At the time of the acquisition, Western Sierra Bancorp had total assets of approximately $1.5 billion and 31 branches located throughout Northern California.
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
We are considered one of the most innovative community banks in the United States, combining a retail product delivery approach with an emphasis on quality-assured personal service. The Bank has evolved from a traditional community bank into a community-oriented financial services retailer by implementing a variety of retail marketing strategies to increase revenue and differentiate ourselves from our competition.
Strand is a registered broker-dealer and investment advisor with offices in Portland, Eugene, and Medford, Oregon, and in 11 Umpqua Bank stores. Strand offers a full range of investment products and services including: stocks, fixed income securities (municipal, corporate, and government bonds, CDs, and money market instruments), mutual funds, annuities, options, retirement planning, money management services, life insurance, disability insurance and medical supplement policies.
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
Capitalize On Innovative Product Delivery System. Our philosophy has been to develop an environment for the customer that makes the banking experience enjoyable. With this approach in mind, we have developed a unique store concept that offers “one-stop” shopping and that includes distinct physical areas or boutiques, such as a “serious about service center,” an “investment opportunity center” and a “computer café,” which make the Bank’s products and services more tangible and accessible. In 2006, we introduced our “Neighborhood Stores” and have announced the development of another new store concept, our “Store of the Future” which will be introduced in 2007. We expect to continue remodeling existing and acquired stores in metropolitan locations to further our retail vision.
Deliver Superior Quality Service. We insist on quality service as an integral part of our culture, from the Board of Directors to our new sales associates, and believe we are among the first banks to introduce a measurable quality service program. Under our “return on quality” program, each sales associate’s and store’s performance is evaluated monthly based on specific measurable factors such as the “sales effectiveness ratio” that totals the average number of banking products purchased by each new customer. The evaluations also encompass factors such as the number of new loan and deposit accounts generated in each store, reports by incognito “mystery shoppers” and customer surveys. Based on scores achieved, the “return on quality” program rewards both individual sales associates and store teams with financial incentives.
Through such programs, we believe we can measure the quality of service provided to our customers and maintain employee focus on quality customer service.
Establish Strong Brand Awareness. As a financial services retailer, we devote considerable resources to developing the “Umpqua Bank” brand. In 1997, we redesigned our corporate logo to emphasize our geographical origin. We promote the brand in advertising and merchandise bearing the Bank’s logo, such as mugs, tee-shirts, hats, umbrellas and bags of custom roasted coffee beans. The unique “look and feel” of our stores and our innovative product displays help position us as an innovative, customer friendly retailer of financial products and services. We build consumer preference for our products and services through strong brand awareness. During 2005, we secured naming rights to the office tower in Portland, Oregon in which our administrative offices and main branch are now located. This downtown building now displays prominent illuminated signage with the Bank’s name and logo.
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
In 2006, to bring financial services to our customers in a cost-effective way, we introduced “Neighborhood Stores.” We build these stores in established neighborhoods and design them to be neighborhood hubs. These stand-alone stores are smaller and emphasize advanced technology. To strengthen brand recognition, all Neighborhood Stores will be nearly identical in appearance.
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

Umpqua Holdings Corporation
Retail Brokerage Services. Strand provides a full range of brokerage services including equity and fixed income products, mutual funds, annuities, options, retirement planning and money management services. Additionally, Strand offers life insurance, disability insurance and medical supplement policies. At December 31, 2006, Strand had 39 Series 7-licensed representatives serving clients at 3 stand-alone retail brokerage offices and “Investment Opportunity Centers” located in 11 Bank stores.
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
Commercial and Commercial Real Estate Loans. We offer specialized loans for business and commercial customers, including accounts receivable and inventory financing, equipment loans, real estate construction loans and permanent financing and SBA program financing. Additionally, we offer specially designed loan products for small businesses through our Small Business Lending Center. Commercial real estate lending is the primary focus of our lending activities and a significant portion of our loan and lease portfolio consists of commercial real estate loans. We provide funding for income-producing real estate, though a substantial share of our commercial real estate loans are for owner-occupied projects of commercial loan customers and for borrowers we have financed for many years.
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
Market Area and Competition
The geographic markets we serve are highly competitive for deposits, loans and leases and retail brokerage services. We compete with traditional banking and thrift institutions, as well as non-bank financial service providers, such as credit unions, brokerage firms and mortgage companies. In our primary market areas of Oregon and Northern California, major banks and large regional banks generally hold dominant market share positions. By virtue of their larger capital bases, major banks and super-regional banks have significantly larger lending limits than we do and generally have more expansive branch networks. Competition also includes other commercial banks that are community-focused, some of which were recently formed as “de novo” institutions seeking to capitalize on any perceived marketplace void resulting from merger and acquisition consolidation. In some cases, the directors and key officers of de novo banks were previously associated with the Bank or banks previously acquired by Umpqua.
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
Many of our stores are located in markets that have experienced growth below statewide averages and the economy of Oregon is particularly sensitive to changes in the demand for forest and high technology products. Over the past few years,

Oregon suffered from one of the highest unemployment rates in the nation as a lingering result of the recent slowdown in those business segments. With the completion of the Humboldt and Western Sierra acquisitions, the Bank’s market area expanded to include most of Northern California exclusive of the Bay Area. Like Oregon, some California stores are located in communities with growth rates that lag behind the state average. During the past several years, the States of Oregon and California have experienced some financial difficulties. To the extent the fiscal condition of state and local governments does not improve, there could be an adverse effect on business conditions in the affected state that would negatively impact the prospects for the Bank’s operations located there.
The following table presents the Bank’s market share percentage for total deposits in each county where we have operations. The table also indicates the ranking by deposit size in each market. All information in the table was obtained from SNL Financial of Charlottesville, Virginia, which compiles deposit data published by the FDIC as of June 30, 2006 and updates the information for any bank mergers completed subsequent to the reporting date.

Oregon

	Market	Market	Number
County	Share	Rank	of Stores

Benton	7.9%	6	1
Clackamas	2.3%	10	5
Coos	33.1%	1	5
Curry	16.8%	3	1
Deschutes	3.7%	9	3
Douglas	48.2%	1	9
Jackson	13.3%	2	9
Josephine	15.6%	1	5
Lane	18.7%	1	9
Lincoln	11.1%	4	2
Linn	13.0%	4	3
Marion	5.3%	7	3
Multnomah	2.0%	7	9
Washington	3.5%	8	3

California

	Market	Market	Number
County	Share	Rank	of Stores

Amador	3.3%	7	1
Butte	2.9%	9	2
Calaveras	22.0%	2	4
Colusa	25.4%	2	2
Contra Costa	0.2%	25	1
El Dorado	9.3%	5	5
Glenn	22.1%	3	2
Humboldt	25.4%	1	7
Lake	12.1%	4	2
Mendocino	2.7%	7	1
Napa	0.8%	16	1
Placer	6.7%	6	10
Sacramento	0.8%	20	6
San Joaquin	0.4%	20	1
Shasta	2.3%	9	1
Stanislaus	1.0%	17	2
Sutter	14.8%	4	3
Tehama	17.7%	3	2

Umpqua Holdings Corporation

California

	Market	Market	Number
County	Share	Rank	of Stores

Trinity	25.8%	2	1
Tuolumne	14.7%	3	6
Yolo	1.6%	11	1
Yuba	24.3%	3	2

Washington

	Market	Market	Number
County	Share	Rank	of Stores

Clark	2.8%	9	2
King	0.1%	47	1
Lending and Credit Functions
The Bank makes both secured and unsecured loans to individuals and businesses. At December 31, 2006, real estate construction/development, real estate mortgage, commercial real estate, commercial/industrial and consumer/other loans represented approximately 22%, 11%, 48%, 17% and 2%, respectively, of the total loan and lease portfolio.
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
Allowance for Loan And Lease Losses (ALLL) Methodology
The Bank performs regular credit reviews of the loan and lease portfolio to determine the credit quality of the portfolio and the adherence to underwriting standards. When loans and leases are originated, they are assigned a risk rating from 1 to 10 that is assessed periodically during the term of the loan through the credit review process. The 10 risk rating categories are a primary factor in determining an appropriate amount for the allowance for loan and lease losses. During 2004, the Bank formed a management ALLL Committee, which is responsible for, among other things, regular review of the ALLL methodology, including loss factors, and ensuring that it is designed and applied in accordance with generally accepted accounting principles. The ALLL Committee reviews loans and leases that have been placed on non-accrual status and approves placing loans and leases on impaired status. The ALLL Committee also approves removing loans and leases that are no longer impaired from impairment and non-accrual status. The Bank’s Audit and Compliance Committee provides board oversight of the ALLL process and reviews and approves the ALLL methodology on a quarterly basis.
Each risk rating is assessed an inherent credit loss factor that determines the amount of the allowance for loan and lease losses provided for that group of loans and leases with similar risk rating. Credit loss factors may vary by region based on management’s belief that there may ultimately be different credit loss rates experienced in each region.
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
The combination of the risk rating based allowance component and the impairment reserve allowance component lead to an allocated allowance for loan and lease losses. The Bank also maintains an unallocated allowance amount to provide for other credit losses inherent in a loan and lease portfolio that may not have been contemplated in the credit loss factors. This unallocated amount generally comprises less than 5% of the allowance. The unallocated amount is reviewed periodically based on trends in credit losses, the results of credit reviews and overall economic trends.

Management believes that the ALLL was adequate as of December 31, 2006. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.
Employees
As of December 31, 2006, we had a total of 1,530 full-time equivalent employees. None of the employees are subject to a collective bargaining agreement and management believes its relations with employees to be good. Umpqua Bank was named #9 on Oregon Business magazine’s 2006 large companies list of “The 100 Best Companies to Work for in Oregon” and was named #34 on Fortune magazine’s 2007 list of “100 Best Companies to Work For”. Information regarding employment agreements with our executive officers is contained in Item 11 below, which item is incorporated by reference to our proxy statement for the 2007 annual meeting of shareholders.
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

Umpqua Holdings Corporation
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
Federal Deposit Insurance. The Federal Deposit Insurance Reform Act of 2005 (“Reform Act”), enacted in February 2006, increased the deposit insurance limit for certain retirement plan deposit accounts from $100,000 to $250,000. The basic insurance limit for other deposits, including individuals, joint account holders, businesses, government entities, and trusts, remains at $100,000. The Reform Act also provided for the merger of the two deposit insurance funds administered by the FDIC, the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”), into the Deposit Insurance Fund (“DIF”). The FDIC effectuated the merger of the BIF and the SAIF into the DIF as of March 31, 2006. As a result of the merger of the funds, the BIF and the SAIF were abolished.
The amount of FDIC assessments paid by each member institution is based on its relative risk of default as measured by regulatory capital levels, regulatory examination ratings and other factors. For 2006, the assessment rates ranged from $0.00 to $0.27 per $100 of deposits annually. For the year 2006, the Bank’s assessment rate was $0.00. The Reform Act created a new system and assessment rate schedule to calculate an institution’s assessment. The new base assessment rates per the Reform Act range from $0.02 to $0.40 per $100 of deposits annually. The FDIC has indicated that the Bank’s annual assessment rate for 2007 will be $0.05 per $100 of deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis in order to manage the DIF to prescribed statutory target levels. An increase in the assessment rate could have a material adverse effect on our earnings, depending upon the amount of the increase.
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
FDICIA requires federal banking regulators to take “prompt corrective action” with respect to a capital-deficient institution, including requiring a capital restoration plan and restricting certain growth activities of the institution. Umpqua could be required to guarantee any such capital restoration plan required of the Bank if the Bank became undercapitalized. Pursuant to FDICIA, regulations were adopted defining five capital levels: well capitalized, adequately capitalized, undercapitalized, severely undercapitalized and critically undercapitalized. Under the regulations, the Bank is considered “well capitalized” as of December 31, 2006.
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

Umpqua Holdings Corporation
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
Anti-Terrorism Legislation. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (“USA Patriot Act”), enacted in 2001:

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
Merger with North Bay Bancorp may fail to realize all of the anticipated benefits.
On January 18, 2007, Umpqua announced the signing of a definitive agreement to acquire North Bay Bancorp and its principal operating subsidiary, The Vintage Bank. The merger is expected to close in the second quarter of 2007, but is subject to the approval of North Bay Bancorp’s shareholders and other customary closing conditions. We expect to generate cost savings and expense reductions through the consolidation of facilities, increased purchasing efficiencies, and elimination of duplicative technology, operations, outside services and redundant staff. The combined company may fail to realize some or all of the anticipated cost savings and other benefits of the transaction, and it may take longer than anticipated to realize such benefits. Any failure to realize the potential benefits could have a material adverse effect on the value of Umpqua common stock.
We are pursuing an aggressive growth strategy that is expected to include mergers and acquisitions, which could create integration risks.
Umpqua is among the fastest-growing community financial services organizations in the United States. Since 2000, we have completed the acquisition and integration of six other financial institutions. There is no assurance that future acquisitions will be successfully integrated. We have announced our intent to open new stores in Oregon, Washington and California, and to continue our growth strategy. If we pursue our growth strategy too aggressively, or if factors beyond management’s control divert attention away from our integration plans, we might not be able to realize some or all of the anticipated benefits. Moreover, we are dependent on the efforts of key personnel to achieve the synergies associated with our acquisitions. The loss of one or more of our key persons could have a material adverse effect upon our ability to achieve the anticipated benefits.
Store construction can disrupt banking activities and may not be completed on time or within budget, which could result in reduced earnings.
The Bank has, over the past several years, been transformed from a traditional community bank into a community-oriented financial services retailer. We have announced plans to build new stores in Oregon, Washington and California as part of our de novo branching strategy. This includes our strategy of building “Neighborhood Stores.” We also continue to remodel acquired bank branches to resemble retail stores that include distinct physical areas or boutiques such as a “serious about service center,” an “investment opportunity center” and a “computer cafe.” Store construction involves significant expense and risks associated with locating store sites and delays in obtaining permits and completing construction. Remodeling involves significant expense, disrupts banking activities during the remodeling period, and presents a new look and feel to the banking services and products being offered. Customers may not react favorably to the construction-related activities or the remodeled look and feel. There are risks that construction or remodeling costs will exceed forecasted budgets and that there may be delays in completing the projects, which could cause disruption in those markets.
Involvement in non-bank business creates risks associated with securities industry.
Strand’s retail brokerage operations present special risks not borne by community banks that focus exclusively on community banking. For example, the brokerage industry is subject to fluctuations in the stock market that may have a significant adverse impact on transaction fees, customer activity and investment portfolio gains and losses. Likewise, additional or modified regulations may adversely affect Strand’s operations. Strand is also dependent on a small number of established brokers, whose departure could result in the loss of a significant number of customer accounts. A significant decline in fees and commissions or trading losses suffered in the investment portfolio could adversely affect Strand’s income and potentially require the contribution of additional capital to support its operations. Strand is subject to claim arbitration risk arising from customers who claim their investments were not suitable or that their portfolios were too actively traded. These risks increase when the market, as a whole, declines. The risks associated with retail brokerage may not be supported by the income generated by those operations. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Non-interest Income” in Item 7 of this report.

Umpqua Holdings Corporation
The majority of our assets are loans, which if not repaid would result in losses to the Bank in excess of loss allowances.
The Bank, like other lenders, is subject to credit risk, which is the risk of losing principal or interest due to borrowers’ failure to repay loans in accordance with their terms. Underwriting and documentation controls do not always work properly. A downturn in the economy or the real estate market in our market areas or a rapid increase in interest rates could have a negative effect on collateral values and borrowers’ ability to repay. To the extent loans are not paid timely by borrowers, the loans are placed on non-accrual status, thereby reducing interest income. Further, under these circumstances, an additional provision for loan and lease losses or unfunded commitments may be required. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments”, “Provision for Loan and Lease Losses” and “Asset Quality and Non-Performing Assets” in Item 7 of this report.
A rapid change in interest rates could make it difficult to maintain our current interest income spread and could result in reduced earnings.
Our earnings are largely derived from net interest income, which is interest income and fees earned on loans and investments, less interest paid on deposits and other borrowings. Interest rates are highly sensitive to many factors that are beyond the control of our management, including general economic conditions and the policies of various governmental and regulatory authorities. As interest rates change, net interest income is affected. With fixed rate assets (such as fixed rate loans and most investment securities) and liabilities (such as certificates of deposit), the effect on net interest income depends on the cash flows associated with the maturity of the asset or liability. Asset/liability management policies may not be successfully implemented and from time to time our risk position is not balanced. An unanticipated rapid decrease or increase in interest rates could have an adverse effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore on the level of net interest income. For instance, any rapid increase in interest rates in the future could result in interest expense increasing faster than interest income because of fixed rate loans and longer-term investments. Further, substantially higher interest rates generally reduce loan demand and may result in slower loan growth than previously experienced. See Quantitative and Qualitative Disclosures about Market Risk in Item 7A of this report.
The volatility of our mortgage banking business can adversely affect earnings if our mitigating strategies are not successful.
Changes in interest rates greatly affect the mortgage banking business. One of the principal risks in this area is prepayment of mortgages and the consequent detrimental effect on the value of mortgage servicing rights (“MSR”). We employ hedging strategies to mitigate risk this but if the hedging decisions and strategies are not successful, our net income could be adversely affected. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Mortgage Servicing Rights” in Item 7 of this report.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.    PROPERTIES.
The executive offices of Umpqua are located at One SW Columbia Street in Portland, Oregon in office space that is leased. The main office of Strand is located at 200 SW Market Street in Portland, Oregon in office space that is leased. The Bank owns its main office located in Roseburg, Oregon. At December 31, 2006, the Bank conducted business at 130 locations and 4 limited service facilities in Northern California, Oregon and Washington along the I-5 corridor; in Bend, Oregon; along the Northern California and Oregon Coasts; and in Bellevue, Washington, of which 57 are owned and 73 are leased under various agreements. As of December 31, 2006, the Bank also operated 19 facilities for the purpose of administrative functions, such as data processing, of which 5 are owned and 14 are leased. All facilities are in a good state of repair and appropriately designed for use as banking or administrative office facilities. As of December 31, 2006, Strand leased three stand-alone offices from unrelated third parties and also leased space in 11 Bank stores under lease agreements that are based on market rates.
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
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.
No matters were submitted to the shareholders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2006.

Umpqua Holdings Corporation
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
(a) Our Common Stock is traded on the NASDAQ Global Select Market under the symbol “UMPQ.” As of December 31, 2006, there were 100,000,000 common shares authorized for issuance. The following table presents the high and low sales prices of our common stock for each period, based on inter-dealer prices that do not include retail mark-ups, mark-downs or commissions:

			Cash Dividend
Quarter Ended	High	Low	Per Share

December 31, 2006	$30.66	$27.21	$0.18
September 30, 2006	$29.27	$23.98	$0.18
June 30, 2006	$28.67	$24.50	$0.12
March 31, 2006	$29.67	$26.25	$0.12

December 31, 2005	$29.25	$22.58	$0.12
September 30, 2005	$25.30	$23.10	$0.08
June 30, 2005	$24.23	$19.63	$0.06
March 31, 2005	$25.41	$22.99	$0.06
As of January 31, 2007, our common stock was held of record by approximately 4,504 shareholders, a number that does not include beneficial owners who hold shares in “street name”, or shareholders from previously acquired companies that have not exchanged their stock. At December 31, 2006, a total of 1,806,818 stock options and 122,290 unvested restricted shares were outstanding. Additional information about stock options and unvested restricted shares is included in Note 20 of the Notes to Consolidated Financial Statements in Item 8 below and in Item 12 below.
The payment of future cash dividends is at the discretion of our Board and subject to a number of factors, including results of operations, general business conditions, growth, financial condition and other factors deemed relevant by the Board of Directors. Further, our ability to pay future cash dividends is subject to certain regulatory requirements and restrictions discussed in the Supervision and Regulation section in Item 1 above. During the fourth quarter of 2006, Umpqua’s board of directors approved a quarterly cash dividend of $0.18, unchanged from the third quarter of 2006 and an increase from $0.12 per share in the first and second quarters of 2006. This increase was made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels and expected asset growth. We expect that the dividend rate will be reassessed on a quarterly basis by the board of directors in accordance with the dividend policy.
We have a dividend reinvestment plan that permits shareholder participants to purchase shares at the then-current market price in lieu of the receipt of cash dividends. Shares issued in connection with the dividend reinvestment plan are purchased in open market transactions.

Equity Compensation Plan Information
The following table sets forth information about equity compensation plans that provide for the award of securities or the grant of options to purchase securities to employees and directors of Umpqua, its subsidiaries and its predecessors by merger that were in effect at December 31, 2006.

	Equity Compensation Plan Information

	(a)	(b)	(c)
			Number of securities
			remaining available for
	Number of securities to be		future issuance under equity
	issued upon exercise of	Weighted-average exercise	compensation plans
	outstanding options,	price of outstanding	excluding securities
Plan category	warrants and rights(1)	options, warrants and rights	reflected in column(a)(2)(3)

Equity compensation plans approved by security holders	1,806,818	$14.79	1,237,450
Equity compensation plans not approved by security holders	0	0	0

Total	1,806,818	$14.79	1,237,450

(1)	Includes 198,326 shares issued under Centennial Bancorp’s stock option plans, having a weighted average exercise price of $6.659 per share at December 31, 2006. Includes 371,206 shares issued under Humboldt Bancorp’s stock option plans, having a weighted average exercise price of $7.2784 per share at December 31, 2006. Includes 209,305 shares issued under Western Sierra Bancorp’s stock option plans, having a weighted average exercise price of $6.7251. In connection with mergers, Umpqua assumed Centennial’s, Humboldt’s and Western Sierra’s obligations under their respective stock option plans.

(2)	Includes 1,000 unvested restricted stock award shares under Humboldt Bancorp plans that were assumed in connection with the acquisition of Humboldt Bancorp in July 2004.

(3)	At Umpqua’s 2003 Annual Meeting, shareholders approved the 2003 Stock Incentive Plan. The plan authorized the issuance of 2,000,000 shares of stock through awards of incentive stock options, nonqualified stock options or restricted stock grants; provided awards of stock options and restricted stock grants under the 2003 Stock Incentive Plan, when added to options outstanding under all other plans, are limited to a maximum 10% of the outstanding shares on a fully diluted basis.
(b) Not applicable.
(c) Our share repurchase plan, which was approved by the Board and announced in August 2003, originally authorized the repurchase of up to 1.0 million shares. The authorization was amended to increase the repurchase limit initially to 1.5 million shares. On June 8, 2005, the Company announced an expansion of the repurchase plan by increasing the repurchase limit to 2.5 million shares and extending the plan’s expiration date to June 30, 2007. No shares were repurchased under the plan during the year ended December 31, 2006. As of December 31, 2006, 2.1 million shares were available for repurchase under the plan.
We also have certain stock option and restricted stock plans which provide for the payment of the option exercise price or withholding taxes by tendering previously owned or recently vested shares. During the year ended December 31, 2006, 4,277 shares were tendered in connection with option exercises. Restricted shares cancelled to pay withholding taxes totaled 1,865 shares during the year ended December 31, 2006.

Umpqua Holdings Corporation
STOCK PERFORMANCE GRAPH
The following chart, which is furnished not filed, compares the yearly percentage changes in the cumulative shareholder return on our common stock during the five fiscal years ended December 31, 2006, with (i) the Total Return Index for The Nasdaq Stock Market (U.S. Companies) (ii) the Standard and Poor’s 500 and (iii) the Total Return Index for Nasdaq Bank Stocks, as reported by the Center for Research in Securities Prices. This comparison assumes $100.00 was invested on December 31, 2001, in our common stock and the comparison indices, and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. Price information from December 31, 2001 to December 31, 2006, was obtained by using the Nasdaq closing prices as of the last trading day of each year.

	Period Ending

Index	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006

Umpqua Holdings Corporation	$100.00	$136.51	$156.81	$192.05	$220.09	$231.90

Nasdaq Bank Stocks	$100.00	$59.14	$89.11	$103.85	$130.57	$166.05

Nasdaq U.S.	$100.00	$71.97	$107.18	$117.07	$120.50	$137.02

S&P 500	$100.00	$77.90	$100.24	$111.15	$116.61	$135.03

ITEM 6.    SELECTED FINANCIAL DATA.
Umpqua Holdings Corporation
Annual Financial Trends

(in thousands, except per share data)
	2006	2005	2004	2003	2002

Interest income	$405,941	$282,276	$198,058	$142,132	$100,325
Interest expense	143,817	72,994	40,371	28,860	23,797

Net interest income	262,124	209,282	157,687	113,272	76,528
Provision for loan and lease losses	2,552	2,468	7,321	4,550	3,888
Non-interest income	53,597	47,782	41,373	38,001	27,657
Non-interest expense	177,176	146,794	119,582	93,187	63,962
Merger-related expense	4,773	262	5,597	2,082	2,752

Income before income taxes and discontinued operations	131,220	107,540	66,560	51,454	33,583
Provision for income taxes	46,773	37,805	23,270	17,970	12,032

Income from continuing operations	84,447	69,735	43,290	33,484	21,551
Income from discontinued operations, net of tax	—	—	3,876	635	417

Net income	$84,447	$69,735	$47,166	$34,119	$21,968

YEAR END
Assets	$7,344,236	$5,360,639	$4,873,035	$2,963,815	$2,555,964
Earning assets	6,271,947	4,622,071	4,201,709	2,589,607	2,210,834
Loans and leases	5,361,862	3,921,631	3,467,904	2,003,587	1,778,315
Deposits	5,840,294	4,286,266	3,799,107	2,378,192	2,103,790
Term debt	9,513	3,184	88,451	55,000	24,219
Junior subordinated debentures	203,688	165,725	166,256	97,941	75,000
Shareholders’ equity	1,156,211	738,261	687,613	318,969	288,159
Shares outstanding	58,080	44,556	44,211	28,412	27,981

AVERAGE
Assets	$6,451,660	$5,053,417	$3,919,985	$2,710,388	$1,614,775
Earning assets	5,569,619	4,353,696	3,392,475	2,359,142	1,449,250
Loans and leases	4,803,509	3,613,257	2,679,576	1,868,165	1,134,831
Deposits	5,003,949	4,002,153	3,090,497	2,212,082	1,364,424
Term debt	58,684	31,161	101,321	41,699	26,743
Junior subordinated debentures	187,994	165,981	130,644	76,444	16,068
Shareholders’ equity	970,394	711,765	490,724	303,569	161,774
Basic shares outstanding	52,311	44,438	35,804	28,294	21,054
Diluted shares outstanding	53,050	45,011	36,345	28,666	21,306

PER SHARE DATA
Basic earnings	$1.61	$1.57	$1.32	$1.21	$1.04
Diluted earnings	1.59	1.55	1.30	1.19	1.03
Basic earnings—continuing operations	1.61	1.57	1.21	1.18	1.02
Diluted earnings—continuing operations	1.59	1.55	1.19	1.17	1.01
Book value	19.91	16.57	15.55	11.23	10.30
Tangible book value(1)	8.21	7.40	6.31	5.61	4.55
Cash dividends declared	0.60	0.32	0.22	0.16	0.16

Umpqua Holdings Corporation

(in thousands, except per share data)
	2006	2005	2004	2003	2002

PERFORMANCE RATIOS
Return on average assets	1.31%	1.38%	1.20%	1.26%	1.36%
Return on average shareholders’ equity	8.70%	9.80%	9.61%	11.24%	13.58%
Return on average tangible shareholders’ equity(2)	20.84%	22.91%	22.27%	23.87%	18.33%
Efficiency ratio(3)	57.33%	56.93%	60.58%	62.05%	62.73%
Efficiency ratio—Bank(3),(4)	51.97%	52.47%	53.51%	55.49%	55.58%
Average equity to average assets	15.04%	14.08%	12.52%	11.20%	10.02%
Leverage ratio(5)	10.28%	10.09%	9.55%	8.73%	8.38%
Net interest margin (fully tax equivalent)(6)	4.74%	4.84%	4.68%	4.85%	5.38%
Non-interest revenue to total revenue	16.98%	18.59%	20.78%	25.12%	26.55%
Dividend payout ratio	37.27%	20.38%	16.67%	13.22%	15.38%

ASSET QUALITY
Non-performing assets	$9,058	$7,563	$23,552	$13,954	$20,604
Allowance for loan and lease losses	60,090	43,885	44,229	25,352	24,731
Net charge-offs	574	2,812	4,485	3,929	2,234
Non-performing assets to total assets	0.12%	0.14%	0.48%	0.47%	0.81%
Allowance for loan and lease losses to total loans and leases	1.12%	1.12%	1.28%	1.27%	1.39%
Net charge-offs to average loans and leases	0.01%	0.08%	0.17%	0.21%	0.19%

(1)	Average shareholders’ equity less average intangible assets divided by shares outstanding at the end of the year.

(2)	Net income divided by average shareholders’ equity less average intangible assets.

(3)	Non-interest expense divided by the sum of net interest income (fully tax equivalent) and non-interest income.

(4)	Excludes merger-related expenses.

(5)	Tier 1 Capital divided by leverage assets. Leverage assets are defined as quarterly average total assets, net of goodwill, intangibles and certain other items as required by the Federal Reserve.

(6)	Net interest margin (fully tax equivalent) is calculated by dividing net interest income (fully tax equivalent) by average interest-earning assets.
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements and Risk Factors
See the discussion of forward-looking statements and risk factors in Part I Item 1 and Item 1A of this report.
Executive Overview
In 2006, Umpqua continued to demonstrate solid financial performance coupled with many significant accomplishments, some of which were not necessarily reflected in our operating results. During the past year, we:

•	Completed the acquisition and integration of Western Sierra Bancorp and its principal operating subsidiaries, Western Sierra National Bank, Central California Bank, Lake Community Bank and Auburn Community Bank. The transaction, valued at $353.7 million, was an all stock exchange with 12.7 million shares of common stock issued in connection with the acquisition.

•	Achieved strong organic asset growth (which excludes growth from acquisition as of the merger date) of 9%. Total consolidated assets as of December 31, 2006 were $7.3 billion, compared to $5.4 billion at December 31, 2005, an increase of $2.0 billion or 37%. The Western Sierra acquisition accounted for $1.5 billion of the growth.

•	Maintained double-digit organic growth in loans. Total gross loans and leases were $5.4 billion as of December 31, 2006, compared to $3.9 billion at December 31, 2005, an increase of $1.4 billion or 37%.

The Western Sierra acquisition accounted for $1.0 billion of the growth. Organic loan growth was 11% in 2006.

•	Continued double-digit organic growth in deposits. Total deposits were $5.8 billion as of December 31, 2006, compared to $4.3 billion at December 31, 2005, an increase of $1.6 billion or 36%. The Western Sierra acquisition accounted for $1.0 billion of the growth. Organic deposit growth was 13% in 2006.

•	Maintained exceptional credit quality standards, with net charge-offs of only 0.01% of average loans, a decrease from 0.08% in 2005. The ratio of non-performing assets to total assets decreased to 0.12% at December 31, 2006 from 0.14% at December 31, 2005. Our provision for loan and lease losses was $2.6 million during 2006, comparable to $2.5 million for the prior year.

•	Increased our net income per diluted share by 3% to $1.59 in 2006 from $1.55 per diluted share earned in 2005.

•	Increased our cash dividends by 50% from $0.12 declared in the first and second quarter to $0.18 declared in the third and fourth quarters of 2006.

•	Opened new stores in Medford, Bend and Lake Oswego in Oregon and Antelope and Lincoln in California as well as our first two Neighborhood Stores in Portland, Oregon.
However, the past year was not without some challenges including:

•	Our net interest margin compressed due to increases in short-term market interest rates which led to an increase in deposit and borrowing costs. The fully tax-equivalent net interest margin for 2006 was 4.74%, down 10 basis points from 2005.
In January 2007, we announced the signing of a definitive agreement for the Company to acquire North Bay Bancorp and its principal operating subsidiary, The Vintage Bank, along with its Solano Bank division. The agreement provides for North Bay Bancorp shareholders to receive 1.217 shares of the Company’s common stock for each share of North Bay Bancorp common stock, subject to adjustment in limited circumstances, giving the acquisition a total value of approximately $156.2 million. This transaction is expected to close during the second quarter of 2007.
Upon completion of the acquisition expected in the second quarter of 2007, all the Vintage Bank and Solano Bank branches will operate under the Umpqua Bank name. The acquisition will add North Bay Bancorp’s network of 10 Northern California branches, including locations in the Napa area and in the communities of St. Helena, American Canyon, Vacaville, Benicia, Vallejo and Fairfield, to our network of 134 Northern California, Oregon and Washington locations and result in a combined institution with assets of approximately $8.0 billion.
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
Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments
The Bank performs regular credit reviews of the loan and lease portfolio to determine the credit quality of the portfolio and the adherence to underwriting standards. When loans and leases are originated, they are assigned a risk rating from 1 to 10 that is assessed periodically during the term of the loan through the credit review process. The 10 risk rating categories are a primary factor in determining an appropriate amount for the allowance for loan and lease losses. The Bank has a management ALLL Committee, which is responsible for, among other things, regular review of the ALLL methodology, including loss factors, and ensuring that it is designed and applied in accordance with generally accepted accounting principles. The ALLL Committee reviews loans that have been placed on non-accrual status and approves placing loans on impaired status. The ALLL Committee also approves removing loans that are no longer impaired from impairment and non-accrual status. The Bank’s Audit and Compliance Committee provides board oversight of the ALLL process and reviews and approves the ALLL methodology on a quarterly basis.

Umpqua Holdings Corporation
Each risk rating is assessed an inherent credit loss factor that determines the amount of the allowance for loan and lease losses provided for that group of loans and leases with similar risk rating. Credit loss factors may vary by region based on management’s belief that there may ultimately be different credit loss rates experienced in each region.
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
Management believes that the ALLL was adequate as of December 31, 2006. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 81% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses.
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
Valuation of Goodwill and Intangible Assets
At December 31, 2006, we had $679.5 million in goodwill and other intangible assets as a result of business combinations. Goodwill and other intangibles with indefinite lives are periodically evaluated for impairment. Management’s impairment analysis determined that there was no impairment as of December 31, 2006. The valuation is based on discounted cash flows or observable market prices on a segment basis. A 10% or 20% decrease in market price is not expected to result in an impairment. If impairment was deemed to exist, a write down of the asset would occur with a charge to earnings.
Stock-based Compensation
Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment, a revision to the previously issued guidance on accounting for stock options and other forms of equity-based compensation. SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. This involves assumptions calculated using management’s best estimates at the time of the grant, which impacts the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. Additional information is included in Note 1 of the Notes to Consolidated Financial Statements.
Recent Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities— Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company on January 1, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 159.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company on January 1, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 157.
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB SFAS No. 109, Accounting for Income Taxes. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. For the Company, this standard became effective on January 1, 2007. The Company does not expect the impact of initial adoption of FIN 48 will be material on its financial statements.
In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 156”). SFAS No. 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value. In addition, entities are permitted to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess the rights for impairment. Beginning with the fiscal year in which an entity adopts SFAS No. 156, it may elect to subsequently measure a class of servicing assets and liabilities at fair value. Post adoption, an entity may make this election as of the beginning of any fiscal year. An entity that elects to subsequently measure a class of servicing assets and liabilities at fair value should apply that election to all new and existing recognized servicing assets and liabilities within that class. The effect of remeasuring an existing class of servicing assets and liabilities at fair value is to be reported as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. For the Company, this standard became effective on January 1, 2007 and the Company elected to measure mortgage servicing assets and liabilities at fair value subsequent to adoption. The Company does not expect the impact of initial adoption of SFAS No. 156 will be material on its financial statements.
Results of Operations—Overview
For the year ended December 31, 2006, net income was $84.4 million, or $1.59 per diluted share, an increase of 3% on a per diluted share basis over 2005. The improvement in diluted earnings per share for 2006 is principally attributable to improved net interest income, partially offset by increased operating expenses. We completed the acquisition of Western Sierra Bancorp on June 2, 2006 and the results of the acquired operations are only included in our financial results starting on June 3, 2006.
Net income for 2005 was $69.7 million, or $1.55 per diluted share, an increase of 19% on a per diluted share basis over 2004. Income from continuing operations for the year ended December 31, 2005, was $69.7 million, or $1.55 per diluted share, an increase of 30% on a per diluted share basis over income from continuing operations for 2004. The improvement in diluted earnings per share from continuing operations for 2005 was principally attributable to improved net interest income, offset in part by a decrease in mortgage banking revenue and increased operating expenses. We completed the acquisition of Humboldt on July 9, 2004, and the results of the acquired operations are only included in our financial results starting on July 10, 2004.
We incur significant expenses related to the completion and integration of mergers. Accordingly, we believe that our operating results are best measured on a comparative basis excluding the impact of merger-related expenses, net of tax. We define operating income as income before merger related expenses, net of tax, and we calculate operating income per diluted share by dividing operating income by the same diluted share total used in determining diluted earnings per share

Umpqua Holdings Corporation
over the prior year (see Note 15 of the Notes to Consolidated Financial Statements in Item 8 below). Operating income and operating income per diluted share are considered “non-GAAP” financial measures. Although we believe the presentation of non-GAAP financial measures provides a better indication of our operating performance, readers of this report are urged to review the GAAP results as presented in the Financial Statements and Supplementary Data in Item 8 below.
The following table presents a reconciliation of operating income and operating income per diluted share to net income and net income per diluted share for years ended December 31, 2006, 2005 and 2004:
Reconciliation of Operating Income to Net Income

Years Ended December 31,
(in thousands, except per share data)
	2006	2005	2004

Net income	$84,447	$69,735	$47,166
Merger-related expenses, net of tax	2,864	157	3,583

Operating income	$87,311	$69,892	$50,749

PER DILUTED SHARE:
Net income	$1.59	$1.55	$1.30
Merger-related expenses, net of tax	0.06	—	0.10

Operating income	$1.65	$1.55	$1.40

The following table presents the returns on average assets, average shareholders’ equity and average tangible shareholders’ equity for the years ended December 31, 2006, 2005 and 2004. For each of the years presented, the table includes the calculated ratios based on reported net income and income from continuing operations, and operating income as shown in the table above. Our return on average shareholders’ equity is negatively impacted as the result of capital required to support goodwill under bank regulatory guidelines. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger-related intangible assets, we believe it beneficial to also consider the return on average tangible shareholders’ equity. The return on average tangible shareholders’ equity is calculated by dividing net income by average shareholders’ equity less average intangible assets. The return on average tangible shareholders’ equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average shareholders’ equity.
Returns on Average Assets, Shareholders’ Equity and Tangible Shareholders’ Equity

For the Years Ended December 31,
(in thousands)
	2006	2005	2004

RETURNS ON AVERAGE ASSETS:
Net income	1.31%	1.38%	1.20%
Income from continuing operations	1.31%	1.38%	1.10%
Operating income	1.35%	1.38%	1.29%

RETURNS ON AVERAGE SHAREHOLDERS’ EQUITY:
Net income	8.70%	9.80%	9.61%
Income from continuing operations	8.70%	9.80%	8.82%
Operating income	9.00%	9.82%	10.34%

RETURNS ON AVERAGE TANGIBLE SHAREHOLDERS’ EQUITY:
Net income	20.84%	22.91%	22.27%
Income from continuing operations	20.84%	22.91%	20.44%
Operating income	21.55%	22.96%	23.97%

CALCULATION OF AVERAGE TANGIBLE SHAREHOLDERS’ EQUITY:
Average shareholders’ equity	$970,394	$711,765	$490,724
Less: average intangible assets	(565,167)	(407,313)	(278,975)

Average tangible shareholders’ equity	$405,227	$304,452	$211,749

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
In 2006 and 2005, we recognized no revenue related to the merchant bankcard portfolio. The revenue related to the merchant bankcard portfolio was $827,000 in 2004. As a result of the sale, we will no longer have the benefit of this revenue stream. Since, for the year ended December 31, 2004, merchant bankcard revenue comprised only about 2% of total non-interest income, the loss of revenue did not have a material impact on our results of operations in 2006 and 2005.
Additional information on discontinued operations is provided in Note 2 of the Notes to Consolidated Financial Statements in Item 8 below.
Net Interest Income
Net interest income is the largest source of our operating income. Net interest income for 2006 was $262.1 million, an increase of $52.8 million, or 25% over 2005. This increase over 2005 is attributable to growth in outstanding average interest-earning assets, primarily loans and leases, partially offset by both growth in interest-bearing liabilities, primarily money-market and time deposits, and a decrease in net interest margin. The Western Sierra merger, which was completed on June 2, 2006, contributed to the increase in interest-earning assets and interest-bearing liabilities. The fair value of interest-earning assets acquired on that date totaled $1.1 billion, and interest-bearing liabilities totaled $1.1 billion.
The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax-equivalent basis was 4.74% for 2006, a decrease of 10 basis points as compared to 2005. This decrease is primarily due to increases in short-term market rates which led to an increase in deposit and borrowing costs. The increased yield on interest-earning assets of 81 basis points in 2006, was more than offset by a corresponding increase in our cost of interest-earning assets which increased by 91 basis points in 2006.
Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, changes in volume, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds, or rates. The following table presents condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the years ended December 31, 2006, 2005 and 2004:

Umpqua Holdings Corporation
Average Rates and Balances
(dollars in thousands)

	2006			2005			2004

		Interest			Interest			Interest
		Income	Average		Income	Average		Income	Average
	Average	or	Yields or	Average	or	Yields or	Average	or	Yields or
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates

Interest-Earning Assets:
Loans and leases(1)	$4,818,884	$372,201	7.72%	$3,628,548	$251,715	6.94%	$2,706,346	$170,791	6.31%
Taxable securities	607,267	27,655	4.55%	613,748	26,432	4.31%	601,151	24,330	4.05%
Non-taxable securities(2)	97,723	5,559	5.69%	62,931	3,872	6.15%	51,218	3,526	6.88%
Temporary investments(3)	45,745	2,203	4.82%	48,469	1,484	3.06%	33,760	544	1.61%

Total interest earning assets	5,569,619	407,618	7.32%	4,353,696	283,503	6.51%	3,392,475	199,191	5.87%
Allowance for credit losses	(52,801)			(44,866)			(35,326)
Other assets	934,842			744,587			562,836

Total assets	$6,451,660			$5,053,417			$3,919,985

Interest-Bearing Liabilities:
Interest-bearing checking and savings accounts	$2,483,155	$62,254	2.51%	$2,041,090	$30,343	1.49%	$1,570,610	$14,069	0.90%
Time deposits	1,399,623	57,627	4.12%	993,215	29,235	2.94%	771,507	16,930	2.19%
Securities sold under agreements to repurchase and federal funds purchased	166,831	6,829	4.09%	86,201	2,207	2.56%	70,443	794	1.13%
Term debt	58,684	2,892	4.93%	31,161	659	2.11%	101,321	2,023	2.00%
Junior subordinated debenture	187,994	14,215	7.56%	165,981	10,550	6.36%	130,644	6,555	5.02%

Total interest-bearing liabilities	4,296,287	143,817	3.35%	3,317,648	72,994	2.20%	2,644,525	40,371	1.53%
Non-interest-bearing deposits	1,121,171			967,848			748,380
Other liabilities	63,808			56,156			36,356

Total liabilities	5,481,266			4,341,652			3,429,261
Shareholders’ equity	970,394			711,765			490,724

Total liabilities and shareholders’ equity	$6,451,660			$5,053,417			$3,919,985

NET INTEREST INCOME(2)		$263,801			$210,509			$158,820

NET INTEREST SPREAD			3.97%			4.31%			4.34%

AVERAGE YIELD ON EARNING ASSETS(1),(2)			7.32%			6.51%			5.87%
INTEREST EXPENSE TO EARNING ASSETS			2.58%			1.67%			1.19%

NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1),(2)			4.74%			4.84%			4.68%

(1)	Non-accrual loans and mortgage loans held for sale are included in average balance.
(2)	Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1.7 million in the year ended December 31, 2006, and $1.2 million in each of the years ended December 31, 2005 and 2004, respectively.
(3)	Temporary investments include federal funds sold and interest-bearing deposits at other banks.

The following table sets forth a summary of the changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for 2006 compared to 2005 and 2005 compared to 2004. Changes in interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.
Rate/ Volume Analysis

(in thousands)
	2006 Compared to 2005			2005 Compared to 2004

	Increase (Decrease) in Interest			Increase (Decrease) in Interest
	Income and Expense Due to			Income and Expense Due to
	Changes in			Changes In

	Volume	Rate	Total	Volume	Rate	Total

Interest-Earning Assets:
Loans and leases	$89,533	$30,953	$120,486	$62,671	$18,253	$80,924
Taxable securities	(281)	1,504	1,223	518	1,584	2,102
Non-taxable securities(1)	1,998	(311)	1,687	748	(402)	346
Temporary investments	(87)	806	719	306	634	940

Total(1)	91,163	32,952	124,115	64,243	20,069	84,312
Interest-Bearing Liabilities:
Interest-bearing checking and savings accounts	7,654	24,257	31,911	5,082	11,192	16,274
Time deposits	14,378	14,014	28,392	5,624	6,681	12,305
Securities sold under agreements to repurchase and federal funds purchased	2,817	1,805	4,622	211	1,202	1,413
Term debt	891	1,342	2,233	(1,477)	113	(1,364)
Junior subordinated debentures	1,508	2,157	3,665	2,011	1,984	3,995

Total	27,248	43,575	70,823	11,451	21,172	32,623

Net increase in net interest income(1)	$63,915	$(10,623)	$53,292	$52,792	$(1,103)	$51,689

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.
Provision for Loan and Lease Losses
The provision for loan and lease losses was $2.6 million for 2006, compared with $2.5 million for 2005 and $7.3 million for 2004. As a percentage of average outstanding loans and leases, the provision for loan and lease losses recorded for 2006 was 0.05%, a decrease of 2 basis points from 2005 and down 22 basis points from 2004. The decrease in this ratio in both 2006 and 2005 is principally attributable to improved asset quality trends.
The provision for loan and lease losses is based on management’s evaluation of inherent risks in the loan portfolio and a corresponding analysis of the allowance for loan and lease losses. Additional discussion on loan quality and the allowance for loan and lease losses is provided under the heading Asset Quality and Non-Performing Assets below.

Umpqua Holdings Corporation
Non-Interest Income
Non-interest income in 2006 was $53.6 million, an increase of $5.8 million, or 12%, over 2005. Non-interest income for 2005 was $47.8 million, an increase of $6.4 million, or 15%, over 2004. The following table presents the key components of non-interest income for years ended December 31, 2006, 2005 and 2004:
Non-Interest Income

Years Ended December 31,
(in thousands)
	2006 Compared to 2005				2005 Compared to 2004

			Change	Change			Change	Change
	2006	2005	Amount	Percent	2005	2004	Amount	Percent

Service charges on deposit accounts	$26,975	$21,697	$5,278	24%	$21,697	$17,404	$4,293	25%
Brokerage commissions and fees	9,649	11,317	(1,668)	–15%	11,317	11,829	(512)	–4%
Mortgage banking revenue, net	7,560	6,426	1,134	18%	6,426	7,655	(1,229)	–16%
Net (loss) gain on sale of investment securities	(21)	1,439	(1,460)	NM	1,439	19	1,420	NM
Other income	9,434	6,903	2,531	37%	6,903	4,466	2,437	55%

Total	$53,597	$47,782	$5,815	12%	$47,782	$41,373	$6,409	15%

NM—Not meaningful
The increase in deposit service charges in 2006 over 2005 is principally attributable to the increased volume of deposit accounts as a result of the Western Sierra acquisition. The decrease in brokerage commissions and fees in 2006 over 2005 resulted from the departure of certain Strand investment advisors. The remaining increase in other non-interest income results primarily from increased revenue related to the Western Sierra acquisition.
The increase in deposit service charges in 2005 over 2004 is principally attributable to the increased volume of deposit accounts as a result of the Humboldt acquisition. There were $1.4 million in gains on the sale of securities in 2005. The remaining increase in other non-interest income results primarily from increased revenue related to the Humboldt acquisition.
The following table presents the major elements of mortgage banking revenue for the years ended December 31, 2006, 2005 and 2004:
Mortgage Banking Revenue

Years Ended December 31,
(in thousands)
	2006	2005	2004

Gains on sale of mortgage loans	$7,354	$7,266	$6,688
Servicing fee revenue (expense), net	1,433	742	(148)
Valuation (impairment)/ recovery	(1,227)	(1,582)	1,115

	$7,560	$6,426	$7,655

The increase in mortgage banking revenue for 2006 as compared to 2005 is principally attributable to an increase in servicing fee revenue. Servicing fee revenue increased due to a decrease in prepayment activity resulting in lower related mortgage servicing rights impairment adjustments as compared to 2005.
The decrease in mortgage banking revenue for 2005 as compared to 2004 is principally attributable to a $1.6 million net impairment charge to the value of mortgage servicing rights portfolio. This impairment resulted from a decline in mortgage interest rates during the year.

Non-Interest Expense
Non-interest expense for 2006 was $181.9 million, an increase of $34.9 million or 24% compared to 2005. Non-interest expense for 2005 was $147.1 million, an increase of $21.9 million or 17% over 2004. The following table presents the key elements of non-interest expense for the years ended December 31, 2006, 2005 and 2004.
Non-Interest Expense

Years Ended December 31,
(in thousands)
	2006 Compared to 2005				2005 Compared to 2004

			Change	Change			Change	Change
	2006	2005	Amount	Percent	2005	2004	Amount	Percent

Salaries and employee benefits	$98,840	$82,467	$16,373	20%	$82,467	$67,351	$15,116	22%
Net occupancy and equipment	31,752	24,693	7,059	29%	24,693	19,765	4,928	25%
Communications	6,352	5,841	511	9%	5,841	5,752	89	2%
Marketing	5,760	4,564	1,196	26%	4,564	4,228	336	8%
Services	15,951	13,245	2,706	20%	13,245	9,414	3,831	41%
Supplies	2,994	2,706	288	11%	2,706	1,995	711	36%
Intangible amortization	3,728	2,430	1,298	53%	2,430	1,512	918	61%
Merger-related expenses	4,773	262	4,511	NM	262	5,597	(5,335)	-95%
Other	11,799	10,848	951	9%	10,848	9,565	1,283	13%

Total	$181,949	$147,056	$34,893	24%	$147,056	$125,179	$21,877	17%

NM—Not meaningful
The increase in non-interest expense in 2006 over 2005 and 2005 over 2004 is primarily attributable to the inclusion of expenses from California operations as a result of the Western Sierra and Humboldt acquisitions. Salaries and employee benefits have continued to increase due to increased incentives, benefit costs, additional staff at new stores, and primarily the addition of approximately 350 associates in July 2004 as a result of the Humboldt acquisition and approximately 250 associates in June 2006 due to the Western Sierra acquisition. Net occupancy and equipment also continues to increase reflecting the addition of 27 new banking locations as a result of the Humboldt acquisition in July 2004, 31 new banking locations as a result of Western Sierra acquisition in June 2006 and the addition of 7 de novo branches. We incur significant expenses in connection with the completion and integration of bank acquisitions that are not capitalizable. Classification of expenses as merger-related is done in accordance with the provisions of a Board-approved policy.
The following table presents the merger-related expenses by major category for the years ended December 31, 2006, 2005 and 2004. Substantially all of the merger-related expense for 2006 was related to the Western Sierra acquisition and substantially all of the merger-related expense recognized during 2004 and 2005 was related to the Humboldt acquisition. We do not expect to incur any additional merger-related expenses in connection with the Western Sierra, Humboldt or any other previous merger.
Merger-Related Expense

Years Ended December 31,
(in thousands)
	2006	2005	2004

Professional fees	$1,082	$211	$835
Compensation and relocation	778	—	607
Communications	854	—	98
Premises and equipment	375	(65)	2,636
Charitable contributions	—	—	131
Other	1,684	116	1,290

Total	$4,773	$262	$5,597

Umpqua Holdings Corporation
Income Taxes
Our consolidated effective tax rate as a percentage of pre-tax income from continuing operations for 2006 was 35.6%, compared to 35.2% for 2005 and 35.0% for 2004. The effective tax rates were below the federal statutory rate of 35% and the apportioned state rate of 5% (net of the federal tax benefit) principally because of non-taxable income arising from bank owned life insurance, income on tax-exempt investment securities, tax credits arising from low income housing investments, Business Energy tax credits and exemptions related to loans and hiring in certain designated enterprise zones.
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
Total investment securities as of December 31, 2006 were $723.9 million, as compared to $680.5 million at December 31, 2005. This increase is principally attributable to the acquisition of Western Sierra investment portfolio of $76.2 million and purchase of $60.7 million in investment securities in 2006, partially offset by maturities and sale of $93.6 million in investment securities.
Investment securities for each of the last three years is as follows:
Summary of Investment Securities

As of December 31,
(in thousands)
	2006	2005	2004

Available-For-Sale:
U.S. Treasury and agencies	$193,134	$196,538	$206,629
Mortgage-backed securities and collateralized mortgage obligations	362,882	359,583	365,468
Obligations of states and political subdivisions	110,219	67,836	54,936
Other debt securities	973	—	—
Investments in mutual funds and other equity securities	47,979	47,911	48,951

	$715,187	$671,868	$675,984

Held-To-Maturity:
Obligations of states and political subdivisions	$8,015	$8,302	$11,432
Mortgage-backed securities and collateralized mortgage obligations	372	—	—
Other investment securities	375	375	375

	$8,762	$8,677	$11,807

The following table presents information regarding the amortized cost, fair value, average yield and maturity structure of the investment portfolio at December 31, 2006.
Investment Securities Composition*

December 31, 2006
(in thousands)	Amortized	Fair	Average
	Cost	Value	Yield

U.S. Treasury and agencies
One year or less	$15,810	$15,736	3.66%
One to five years	181,700	177,398	4.00%

	197,510	193,134	3.97%

Obligations of states and political subdivisions:
One year or less	9,066	9,076	2.38%
One to five years	40,232	40,275	3.82%
Five to ten years	65,181	65,042	3.77%
Over ten years	3,775	3,897	4.37%

	118,254	118,290	3.70%

Other debt securities
One to five years	540	493	7.34%
Over ten years	500	480	9.00%

	1,040	973	8.16%
Serial Maturities	372,264	363,253	4.42%
Other investment securities	50,612	48,354	4.59%

Total securities	$739,680	$724,004	4.52%

*Weighted average yields are stated on a federal tax-equivalent basis of 35%. Weighted average yields for available-for-sale investments have been calculated on an amortized cost basis.
The mortgage-related securities in “Serial Maturities” in the table above include both pooled mortgage-backed issues and high-quality collaterized mortgage obligation structures, with an average duration of 3.5 years. These mortgage-related securities provide yield spread to U.S. Treasury or agency securities; however, the cash flows arising from them can be volatile due to refinancing of the underlying mortgage loans. The structure of most of the mortgage-related securities provides for minimal extension risk in the event of increased market rates.
Equity securities in “Other Investment Securities” in the table above at December 31, 2006 consisted principally of investments in two mutual funds comprised largely of mortgage-related securities, although the funds may also invest in U.S. government or agency securities, bank certificates of deposit insured by the FDIC or repurchase agreements.
Because the Bank has the ability and intent to hold these investments until a market price recovery or to maturity, none of the investment securities are considered other than temporarily impaired. Additional information about the investment securities portfolio is provided in Note 5 of the Notes to Consolidated Financial Statements in Item 8 below.
Loans
Total loans outstanding at December 31, 2006 were $5.4 billion, an increase of $1.4 billion, or 37%, from year-end 2005. The growth in loans was principally due to the acquisition of Western Sierra’s $1.0 billion loan portfolio. However, organic loan growth was 11% in 2006.
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

Umpqua Holdings Corporation
The following table presents the composition of the loan portfolio as of December 31 for each of the last five years:
Loan Portfolio Composition

As of December 31,
(in thousands)
	2006		2005		2004		2003		2002

Type of Loan	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

Real estate secured loans:
Construction	$1,189,090	22.2%	$638,555	16.3%	$481,836	13.9%	$232,792	11.6%	$270,115	15.2%
Mortgage	600,998	11.2%	481,916	12.3%	485,638	14.0%	280,541	14.0%	237,850	13.4%
Commercial	2,560,725	47.8%	1,954,516	49.8%	1,649,797	47.6%	826,457	41.3%	629,028	35.3%

Total real estate loans	4,350,813	81.2%	3,074,987	78.4%	2,617,271	75.5%	1,339,790	66.9%	1,136,993	63.9%
Commercial	924,917	17.2%	753,131	19.3%	733,876	21.2%	566,092	28.3%	554,748	31.2%
Leases	22,870	0.4%	17,385	0.4%	18,351	0.5%	10,918	0.5%	6,698	0.4%
Installment and other	63,262	1.2%	76,128	1.9%	98,406	2.8%	86,787	4.3%	79,876	4.5%

Total loans	$5,361,862	100.0%	$3,921,631	100.0%	$3,467,904	100.0%	$2,003,587	100.0%	$1,778,315	100.0%

The following table presents the concentration distribution of our loan portfolio by major type:
Loan Concentrations

As of December 31, 2006 and 2005
(in thousands)
	2006		2005

Type of Loan	Amount	Percentage	Amount	Percentage

Construction and development	$1,189,090	22.2%	$638,555	16.3%
Farmland	77,283	1.4%	54,039	1.4%
Home equity credit lines	152,962	2.9%	125,508	3.2%
Single family first lien mortgage	178,159	3.3%	121,955	3.1%
Single family second lien mortgage	30,554	0.6%	18,570	0.5%
Multifamily	162,040	3.0%	161,844	4.1%
Commercial real estate	2,560,725	47.8%	1,954,516	49.8%

Total real estate secured	4,350,813	81.2%	3,074,987	78.4%
Commercial and industrial	874,264	16.3%	711,913	18.2%
Agricultural production	50,653	0.9%	41,218	1.1%
Consumer	42,417	0.8%	51,702	1.3%
Leases	22,870	0.4%	17,385	0.4%
Other	20,845	0.4%	24,426	0.6%

Total loans	$5,361,862	100.0%	$3,921,631	100.0%

Deferred loan fees, net have been deducted from the outstanding balance of commercial real estate since the majority of deferred fees pertain to this category of loan.

Commercial, agriculture and construction loans are the most sensitive to interest rate changes. The following table presents the maturity distribution of our commercial and construction loan portfolios and the sensitivity of these loans to changes in interest rates as of December 31, 2006:
Maturities and Sensitivities of Loans to Changes in Interest Rates

(in thousands)
					Loans Over One Year
	By Maturity				by Rate Sensitivity

	One Year	One Through	Over Five		Fixed	Floating
	or Less	Five Years	Years	Total	Rate	Years

Commercial and Agriculture	$435,607	$354,054	$135,256	$924,917	$233,261	$256,049
Real estate—construction	931,453	181,055	76,582	1,189,090	114,435	143,202

	$1,367,060	$535,109	$211,838	$2,114,007	$347,696	$399,251

Asset Quality and Non-Performing Assets
We manage asset quality and control credit risk through diversification of the loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices. The Bank’s Credit Quality Group is charged with monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures across the Bank. The provision for loan and lease losses charged to earnings is based upon management’s judgment of the amount necessary to maintain the allowance at a level adequate to absorb probable incurred losses. The amount of provision charge is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of loan portfolio quality, general economic conditions that can impact the value of collateral, and other trends. The evaluation of these factors is performed through an analysis of the adequacy of the allowance for loan and lease losses. Reviews of non-performing, past due loans and larger credits, designed to identify potential charges to the allowance for loan and lease losses, and to determine the adequacy of the allowance, are conducted on a quarterly basis. These reviews consider such factors as the financial strength of borrowers, the value of the applicable collateral, loan loss experience, estimated loan losses, growth in the loan portfolio, prevailing economic conditions and other factors.
The process for determining the adequacy of the allowance for loan and lease losses was modified during 2004 in connection with the Humboldt acquisition. These modifications did not result in a material adjustment to the allowance for loans losses. Additional information regarding the methodology used in determining the adequacy of the allowance for loan and lease losses is contained in Part I Item 1 of this report in the section titled Lending and Credit Functions.
Non-performing loans, which include non-accrual loans and accruing loans past due over 90 days totaled $9.1 million, or 0.17% of total loans, at December 31, 2006, as compared to $6.4 million, or 0.16% of total loans, at December 31, 2005. Non-performing assets, which include non-performing loans and foreclosed real estate (“other real estate owned”), totaled $9.1 million, or 0.12% of total assets as of December 31, 2006, compared with $7.6 million, or 0.14% of total assets as of December 31, 2005.
Loans are classified as non-accrual when collection of principal or interest is doubtful— generally if they are past due as to maturity or payment of principal or interest by 90 days or more— unless such loans are well-secured and in the process of collection. Additionally, all loans that are “impaired” in accordance with SFAS No. 114, Accounting by Creditors for the Impairment of a Loan, are considered for non-accrual status. These loans will typically remain on non-accrual status until all principal and interest payments are brought current and the prospects for future payments in accordance with the loan agreement appear relatively certain. Foreclosed properties held as other real estate owned are recorded at the lower of the recorded investment in the loan or market value of the property less expected selling costs. There was no other real estate owned at December 31, 2006.

Umpqua Holdings Corporation
The following table summarizes our non-performing assets as of December 31 for each of the last five years.
Non-Performing Assets

As of December 31,
(in thousands)
	2006	2005	2004	2003	2002

Loans on nonaccrual status	$8,629	$5,953	$21,836	$10,498	$15,152
Loans past due 90 days or more and accruing	429	487	737	927	3,243

Total nonperforming loans	9,058	6,440	22,573	11,425	18,395
Other real estate owned	—	1,123	979	2,529	2,209

Total nonperforming assets	$9,058	$7,563	$23,552	$13,954	$20,604

Allowance for loan and lease losses	$60,090	$43,885	$44,229	$25,352	$24,731
Reserve for unfunded commitments	1,313	1,601	1,338	—	—

Allowance for credit losses	$61,403	$45,486	$45,567	$25,352	$24,731

Asset quality ratios:
Non-performing assets to total assets	0.12%	0.14%	0.48%	0.47%	0.81%
Non-performing loans to total loans	0.17%	0.16%	0.65%	0.57%	1.03%
Allowance for loan and lease losses to total loans	1.12%	1.12%	1.28%	1.27%	1.39%
Allowance for credit losses to total loans	1.15%	1.16%	1.31%	1.27%	1.39%
Allowance for credit losses to total non-performing loans	678%	706%	202%	222%	134%
At December 31, 2006, $8.0 million of loans were classified as restructured as compared to $9.0 million at December 31, 2005. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. Substantially all of the restructured loans as of December 31, 2006 and 2005 were classified as impaired. No restructured loans were included as non-accrual loans in the table above at December 31, 2006 as compared to $935,000 included as non-accrual at December 31, 2005.
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
Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments
The allowance for loan and lease losses (“ALLL”) totaled $60.1 million, $43.9 million and $44.2 million at December 31, 2006, 2005 and 2004, respectively. The increase in the ALLL from year-end 2005 is principally attributable to the Western Sierra acquisition ($14.2 million) and provision for loan losses in excess of net charge-offs ($2.0 million).

The following table sets forth the allocation of the allowance for loan and lease losses:
Allowance for loan and lease losses Composition

As of December 31,
(in thousands)
	2006	2005	2004	2003	2002

Commercial	$14,161	$11,230	$12,334	$11,091	$11,010
Real estate	44,179	30,137	29,464	12,689	11,302
Loans to individuals and overdrafts	603	669	1,126	1,225	1,653
Unallocated	1,147	1,849	1,305	347	766

Allowance for loan and lease losses	$60,090	$43,885	$44,229	$25,352	$24,731

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not provided for in other components of ALLL analysis, and acknowledges the inherent imprecision of all loss prediction models. Additionally the ALLL composition should not be interpreted as an indication of specific amounts or loan categories in which future charge-offs may occur.
The following table provides a summary of activity in the ALLL by major loan type for each of the five years ended December 31:
Activity in the Allowance for loan and lease losses

Years Ended December 31,
(in thousands)
	2006	2005	2004	2003	2002

Balance at beginning of year	$43,885	$44,229	$25,352	$24,731	$13,221
Loans charged off:
Real estate	(734)	(132)	(42)	(15)	(679)
Commercial	(2,135)	(6,538)	(5,244)	(5,429)	(1,685)
Consumer and other	(1,336)	(1,082)	(1,143)	(633)	(428)

Total loans charged off	(4,205)	(7,752)	(6,429)	(6,077)	(2,792)
Recoveries:
Real Estate	897	32	292	123	31
Commercial	1,916	4,344	1,292	1,761	440
Consumer and other	818	564	360	264	87

Total recoveries	3,631	4,940	1,944	2,148	558

Net charge-offs	(574)	(2,812)	(4,485)	(3,929)	(2,234)
Addition incident to mergers	14,227	—	17,257	—	9,856
Reclassification (1)	—	—	(1,216)	—	—
Provision charged to operations	2,552	2,468	7,321	4,550	3,888

Balance at end of year	$60,090	$43,885	$44,229	$25,352	$24,731

Ratio of net charge-offs to average loans	0.01%	0.08%	0.17%	0.21%	0.19%
Ratio of provision to average loans	0.05%	0.07%	0.27%	0.24%	0.34%
Recoveries as a percentage of charge-offs	86%	64%	30%	35%	20%

(1)	Reflects amount of allowance related to unfunded commitments, which was reclassified during the third quarter of 2004.
During the third quarter of 2004, a portion of the ALLL related to unfunded credit commitments, such as letters of credit and the available portion of credit lines, was reclassified from the ALLL to other liabilities on the balance sheet in accordance with generally accepted accounting principles. Prior to July 1, 2004, our ALLL adequacy model did not allocate any specific component of the ALLL to loss exposure for unfunded commitments.
The level of actual losses in 2006, as indicated by the ratio of net-charge-offs to average loans, declined for the third straight year and recoveries as a percentage of charge-offs reached their highest levels in the past five years. Non-performing loans to

Umpqua Holdings Corporation
total loans were relatively consistent at year-end 2006 as compared to 2005, and the ratio of non-performing assets to total assets decreased to 0.12% at December 31, 2006 from 0.14% at December 31, 2005. The decreased ratio of provision to average loans in 2006 as compared to 2005 is consistent with these improved trends in asset quality.
The following table presents a summary of activity in the reserve for unfunded commitments (“RUC”) since being established at September 30, 2004:
Summary of Reserve for Unfunded Commitments Activity

Years Ended December 31,
(in thousands)
	2006	2005	2004

Balance, beginning of year	$1,601	$1,338	$—
Reclassification	—	—	1,216
Acquisition	382	—	—
Net (decrease) increase charged to other expenses	(670)	263	122

Balance, end of year	$1,313	$1,601	$1,338

We believe that the ALLL and RUC at December 31, 2006 are sufficient to absorb losses inherent in the loan portfolio and credit commitments outstanding as of that date, respectively, based on the best information available. This assessment, based in part on historical levels of net charge-offs, loan growth, and a detailed review of the quality of the loan portfolio, involves uncertainty and judgment; therefore, the adequacy of the ALLL and RUC cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.
Mortgage Servicing Rights
The following table presents the key elements of our mortgage servicing rights asset as of December 31, 2006, 2005 and 2004:
Summary of Mortgage Servicing Rights

Years Ended December 31,
(in thousands)
	2006	2005	2004

Balance, beginning of year	$10,890	$11,154	$10,608
Additions for new mortgage servicing rights capitalized	1,487	3,318	2,643
Amortization of servicing rights	(1,198)	(2,000)	(3,212)
Impairment (charge)/recovery	(1,227)	(1,582)	1,115

Balance, end of year	$9,952	$10,890	$11,154

Balance of loans serviced for others	$955,444	$1,016,092	$1,064,000
MSR as a percentage of serviced loans	1.04%	1.07%	1.05%
As of December 31, 2006, we serviced residential mortgage loans for others with an aggregate outstanding principal balance of $955.4 million for which servicing assets have been recorded. In accordance with generally accepted accounting principles, the servicing asset recorded at the time of sale is amortized over the term of, and in proportion to, net servicing revenues.

Our servicing portfolio is segmented for purposes of determining impairment. To the extent the fair value for any segment is less than the carrying value, an impairment reserve is recorded. The following table presents information about the segmentation of our mortgage servicing rights portfolio as of December 31, 2006:
Mortgage Servicing Rights Valuation Analysis

(in thousands)
		Servicing Asset
						Net	Estimated Change in Fair
	Aggregate					Carrying	Value for Rate Change of
	Principal	Net			Net	Value/Agg.
	Balance	Book	Fair	Valuation	Carrying	Prin.	Down	Down	Up	Up
Segment	Outstanding	Value	Value	Reserve	Value	Balance	50bp	25bp	25bp	50bp

ARM/Hybrid ARM	$109,381	$1,267	$585	$(682)	$585	0.53%	$(45)	$(25)	$8	$21
Fixed less than 5.50%	244,213	3,664	2,622	(1,042)	2,622	1.07%	(212)	(124)	39	108
Fixed 5.50%–6.24%	385,616	5,689	4,516	(1,173)	4,516	1.17%	(720)	(269)	70	197
Fixed 6.25%–6.99%	172,355	2,430	1,836	(594)	1,836	1.07%	(549)	(336)	96	217
Fixed 7% or greater	43,879	503	393	(110)	393	0.90%	(108)	(65)	16	39

Total portfolio	$955,444	$13,553	$9,952	$(3,601)	$9,952	1.04%	$(1,634)	$(819)	$229	$582

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
At December 31, 2006, we had a valuation reserve of $3.6 million based on the estimated fair value of the servicing portfolio. The valuation reserve is adjusted on a quarterly basis through adjustments to mortgage banking revenue.
Goodwill and Core Deposit Intangible Assets
At December 31, 2006, we had goodwill and core deposit intangibles of $645.9 million and $33.6 million, respectively, as compared to $398.8 million and $9.7 million, respectively, at year-end 2005. This increase in goodwill and core deposit intangibles is principally attributed to the Western Sierra acquisition. The goodwill recorded in connection with the Western Sierra acquisition represented the excess of the purchase price over the estimated fair value of the net assets acquired. A portion of the purchase price was allocated to the value of Western Sierra’s core deposits, which included all deposits except certificates of deposit. The value of the core deposits was determined by a third party based on an analysis of the cost differential between the core deposits and alternative funding sources. We amortize core deposit intangible assets on an accelerated or straight-line basis over an estimated ten-year life.
Substantially all of the goodwill is associated with our community banking operations. We evaluate goodwill for possible impairment on a quarterly basis and there were no impairments recorded for the years ended December 31, 2006, 2005 or 2004. Additional information regarding our accounting for goodwill and core deposit intangible assets is included in Notes 1 and 9 of the Notes to Consolidated Financial Statements in Item 8 below.
Deposits
Total deposits were $5.8 billion at December 31, 2006, an increase of $1.6 billion, or 36%, from the prior year-end. This growth is due to the acquisition of $1.0 billion of deposits through the Western Sierra acquisition and organic growth resulting from our unique delivery process, service quality focus, marketing and product design. Information on average deposit balances and average rates paid is included under the Net Interest Income section of this report. Additional information regarding deposits is included in Note 11 of the Notes to Consolidated Financial Statements in Item 8 below.

Umpqua Holdings Corporation
The following table presents the deposit balances by major category as of December 31:
Deposits

As of December 31,
(in thousands)
	2006		2005

	Amount	Percentage	Amount	Percentage

Non-interest bearing	$1,222,107	21%	$987,714	23%
Interest bearing demand	725,127	12%	576,037	13%
Savings and money market	2,133,497	37%	1,597,311	38%
Time, $100,000 or greater	898,617	15%	592,171	14%
Time, less than $100,000	860,946	15%	533,033	12%

Total	$5,840,294	100%	$4,286,266	100%

The following table presents the scheduled maturities of time deposits of $100,000 and greater as of December 31, 2006:
Maturities of Time Deposits of $100,000 and Greater

(in thousands)

Three months or less	$391,095
Three months to six months	228,560
Six months to one year	170,867
Over one year	108,095

Total	$898,617

Borrowings
At December 31, 2006, the Bank had outstanding $48.0 million of securities sold under agreements to repurchase and no federal funds purchased. Additional information regarding securities sold under agreements to repurchase and federal funds purchased is provided in Note 12 of Notes to Consolidated Financial Statements in Item 8 below.
At December 31, 2006, the Bank had outstanding term debt of $9.5 million. Advances from the Federal Home Loan Banks of San Francisco and Seattle (“FHLB”) amounted to $8.8 million of the total and are secured by investment securities and residential mortgage loans. The FHLB advances outstanding at December 31, 2006 had fixed interest rates ranging from 3.73% to 7.44%. Approximately $4.5 million, or 51%, of the FHLB advances mature prior to December 31, 2007 and another $3.0 million, or 34%, mature prior to December 31, 2008. Management expects continued use of FHLB advances as a source of short and long-term funding. Additional information regarding term debt is provided in Note 17 of Notes to Consolidated Financial Statements in Item 8 below.
Junior Subordinated Debentures
We had junior subordinated debentures with carrying values of $203.7 million and $165.7 million, respectively, at December 31, 2006 and 2005. The increase is due to the assumption of debentures originally issued by Western Sierra.
At December 31, 2006, approximately $159.4 million, or 78% of the total issued amount, had interest rates that are adjustable on a quarterly basis based on a spread over LIBOR. Increases in short-term market interest rates during 2006 have resulted in increased interest expense for junior subordinated debentures. Although any additional increases in short-term market interest rates will increase the interest expense for junior subordinated debentures, we believe that other attributes of our balance sheet will serve to mitigate the impact to net interest income on a consolidated basis.
All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of December 31, 2006, under guidance issued by the Board of Governors of the Federal Reserve System. Additional information regarding the terms of the junior subordinated debentures, including maturity/call dates and interest rates, is included in Note 18 of the Notes to Consolidated Financial Statements in Item 8 below.

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
At December 31, 2006, there was no outstanding balance of federal funds purchased. This compared to an outstanding balance of federal funds purchased at December 31, 2005 of $55.0 million at a rate of 4.325%. The Bank had available lines of credit with the FHLB totaling $1.5 billion at December 31, 2006. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $290.0 million and $98.0 million at December 31, 2006 and 2005, respectively. Availability of the lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements restrict the consecutive day usage.
The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. In 2006, the Bank paid the Company $28.0 million in dividends. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to meet its ongoing cash obligations, which consist principally of debt service on the $194.0 million (issued amount) of outstanding junior subordinated debentures. As of December 31, 2006, the Company did not have any borrowing arrangements of its own.
As disclosed in the Consolidated Statements of Cash Flows in Item 8 of this report, net cash provided by operating activities was $118.0 million during 2006. The principal source of cash provided by operating activities was net income. Net cash of $347.0 million used in investing activities consisted principally of $414.1 million of net loan growth and purchases of $60.7 million of investment securities available for sale, partially offset by sales and maturities of investment securities available for sale of $93.6 million and net cash acquired in the Western Sierra merger of $37.0 million. The $402.9 million of cash provided by financing activities primarily consisted of $539.2 million of net deposit growth, partially offset by financing outflows related to $55.0 million decrease in Fed funds purchased, $52.6 million of net repayment of term loans and $28.1 million payment of dividends.
Off-Balance-Sheet Arrangements
Information regarding Off-Balance-Sheet Arrangements is included in Note 14 of the Notes to Consolidated Financial Statements.
The following table presents a summary of significant contractual obligations extending beyond one year as of December 31, 2006 and maturing as indicated:
Future Contractual Obligations

As of December 31, 2006
(in thousands)	Less than	1 to 3	3 to 5	More than
	1 Year	Years	Years	5 Years	Total

Term debt	$4,500	$3,000	$—	$1,879	$9,379
Junior subordinated debentures	—	—	—	193,978	193,978
Operating leases	9,969	17,351	14,325	34,451	76,096
Other long-term liabilities(1)	5,002	6,095	4,672	22,060	37,829

Total contractual obligations	$19,471	$26,446	$18,997	$252,368	$317,282

(1)	Include payments related to employee benefit plans. Additional information about employee benefit plans is provided in Note 16 of the Notes to Consolidated Financial Statements in Item 8 below.
The table above does not include deposit liabilities, interest payments or purchase accounting adjustments related to term debt or junior subordinated debentures.

Umpqua Holdings Corporation
Although we expect the Bank’s and the Company’s liquidity positions to remain satisfactory during 2007, increases in market interest rates have resulted in increased competition for bank deposits. It is possible that our deposit growth for 2007 may not be maintained at previous levels due to increased pricing pressure or, in order to generate deposit growth, our pricing may need to be adjusted in a manner that results in increased interest expense on deposits.
Concentrations of Credit Risk
Information regarding Concentrations of Credit Risk is included in Notes 4, 6 and 14 of the Notes to Consolidated Financial Statements.
Capital Resources
Shareholders’ equity at December 31, 2006 was $1.2 billion, an increase of $418.0 million, or 57%, from December 31, 2005. The increase in shareholders’ equity during 2006 was principally due to stock issued in connection with the Western Sierra merger of $353.7 million, the retention of $51.2 million, or approximately 61%, of net income for the year and issuance of common stock under stock plans and related tax benefit of $10.8 million. Book value per share as of December 31, 2006 was $19.91 and tangible book value (total shareholders’ equity less intangible assets, divided by total shares outstanding) per share was $8.21.
The Federal Reserve Board has in place guidelines for risk-based capital requirements applicable to U.S. banks and bank/financial holding companies. These risk-based capital guidelines take into consideration risk factors, as defined by regulation, associated with various categories of assets, both on and off-balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The guidelines require an 8% total risk-based capital ratio, of which 4% must be Tier I capital. Our consolidated Tier I capital, which consists of shareholders’ equity and qualifying trust-preferred securities, less other comprehensive income, goodwill and deposit-based intangibles, totaled $671.8 million at December 31, 2006. Tier II capital components include all, or a portion of, the allowance for loan and lease losses and the portion of trust preferred securities in excess of Tier I statutory limits. The total of Tier I capital plus Tier II capital components is referred to as Total Risk-Based Capital, and was $733.2 million at December 31, 2006. The percentage ratios, as calculated under the guidelines, were 10.66% and 11.63% for Tier I and Total Risk-Based Capital, respectively, at December 31, 2006.
A minimum leverage ratio is required in addition to the risk-based capital standards and is defined as period-end shareholders’ equity and qualifying trust preferred securities, less other comprehensive income, goodwill and deposit-based intangibles, divided by average assets as adjusted for goodwill and other intangible assets. Although a minimum leverage ratio of 4% is required for the highest-rated financial holding companies that are not undertaking significant expansion programs, the Federal Reserve Board may require a financial holding company to maintain a leverage ratio greater than 4% if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve Board. The Federal Reserve Board uses the leverage and risk-based capital ratios to assess capital adequacy of banks and financial holding companies. Our consolidated leverage ratios at December 31, 2006 and 2005 were 10.28, and 10.09%, respectively. As of December 31, 2006, the most recent notification from the FDIC categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s regulatory capital category.
At December 31, 2006, all three of the capital ratios of the Bank exceeded the minimum ratios required by federal regulation. Management monitors these ratios on a regular basis to ensure that the Bank remains within regulatory guidelines. Further information regarding the actual and required capital ratios is provided in Note 19 of the Notes to Consolidated Financial Statements in Item 8 below.
During the third and fourth quarter of 2006, Umpqua’s Board of Directors approved increasing the quarterly cash dividend rate to $0.18 from $0.12 per share in the first and second quarters of 2006. This increase was made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels and expected asset growth. The payment of cash dividends is subject to regulatory limitations as described under the Supervision and Regulation section of Part I of this report. There is no assurance that future cash dividends will be declared or increased. The following table presents cash dividends declared and dividend payout ratios (dividends declared per share divided by basic earnings per share) for the years ended December 31, 2006, 2005 and 2004:
Cash Dividends and Payout Ratios

	2006	2005	2004

Dividend declared per share	$0.60	$0.32	$0.22
Dividend payout ratio	37%	20%	17%

Our Board of Directors has approved a stock repurchase plan for up to 2.5 million shares of common stock. As of December 31, 2006, a total of 2.1 million shares remain available for repurchase under this authorization, which expires on June 30, 2007. In addition, our stock option plans provide for option holders to pay for the exercise price in part or whole by tendering previously held shares. Although no shares were repurchased in open market transactions during the fourth quarter of 2006, we expect to continue to repurchase additional shares in the future. The timing and amount of such repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings and our capital plan.
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
Management utilizes an interest rate simulation model to estimate the sensitivity of net interest income to changes in market interest rates. Such estimates are based upon a number of assumptions for each scenario, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments. Interest rate sensitivity is a function of the repricing characteristics of our interest-earning assets and interest-bearing liabilities. These repricing characteristics are the time frames within which the interest-bearing assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity during the life of the instruments. Interest rate sensitivity management focuses on the maturity structure of assets and liabilities and their repricing characteristics during periods of changes in market interest rates. Effective interest rate sensitivity management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable timeframe, thereby minimizing the impact of interest rate changes on net interest income. Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities at a point in time that are subject to repricing at various time horizons: immediate to three months, four to twelve months, one to five years, over five years, and on a cumulative basis. The differences are known as interest sensitivity gaps. The table below sets forth interest sensitivity gaps for these different intervals as of December 31, 2006.

Umpqua Holdings Corporation
Interest Sensitivity Gap

(in thousands)
	By Repricing Interval
					Non-Rate-
	0-3 Months	4-12 Months	1-5 Years	Over 5 Years	Sensitive	Total

ASSETS
Temporary Investments	$164,869	$1,010	$—	$—	$—	$165,879
Trading account assets	4,204	—	—	—	—	4,204
Securities available-for-sale	78,414	69,644	387,602	193,258	(13,731)	715,187
Securities held-to-maturity	1,725	2,666	2,389	2,200	(218)	8,762
Loans and loans held for sale	2,269,456	653,137	2,182,470	292,433	(19,581)	5,377,915
Non-interest-earning assets	—	—	—	—	1,072,289	1,072,289

Total assets	2,518,668	726,457	2,572,461	487,891	1,038,759	$7,344,236

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	725,127	—	—	—	—	$725,127
Savings and money-market deposits	2,133,497	—	—	—	—	2,133,497
Time deposits	660,898	837,112	257,473	3,748	332	1,759,563
Securities sold under agreements to repurchase	47,985	—	—	—	—	47,985
Term debt	2,040	2,624	3,772	943	134	9,513
Junior subordinated debentures	155,677	—	27,836	10,465	9,710	203,688
Non-interest bearing liabilities and shareholders’ equity	—	—	—	—	2,464,863	2,464,863

Total liabilities and shareholders’ equity	3,725,224	839,736	289,081	15,156	2,475,039	$7,344,236

Interest rate sensitivity gap	(1,206,556)	(113,279)	2,283,380	472,735	(1,436,280)	—
Cumulative interest rate sensitivity gap	$(1,206,556)	$(1,319,835)	$963,545	$1,436,280	$—

Cumulative gap as a % of earning assets	-19.2%	-21.0%	15.4%	22.9%

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
We utilize an interest rate simulation model to monitor and evaluate the impact of changing interest rates on net interest income. The estimated impact on our net interest income over a time horizon of one year as of December 31, 2006 is indicated in the table below. For the scenarios shown, the interest rate simulation assumes a parallel and sustained shift in market interest rates ratably over a twelve-month period and no change in the composition or size of the balance sheet. For example, the “up 200 basis points” scenario is based on a theoretical increase in market rates of 16.7 basis points per month for twelve months applied to the balance sheet of December 31 for each respective year.

Interest Rate Simulation Impact on Net Interest Income

As of December 31,
(in thousands)
	2006		2005		2004

	Increase (Decrease)		Increase (Decrease)		Increase (Decrease)
	in Net Interest		in Net Interest		in Net Interest
	Income from	Percentage	Income from	Percentage	Income from	Percentage
	Base Scenario	Change	Base Scenario	Change	Base Scenario	Change

Up 200 basis points	$(2,596)	-0.9%	$2,664	1.1%	$7,265	3.3%
Up 100 basis points	$(1,082)	-0.4%	$1,482	0.6%	$6,138	2.8%
Down 100 basis points	$989	0.4%	$(2,147)	-0.9%	$(6,503)	-3.0%
Down 200 basis points	$(2,557)	-0.9%	$(5,709)	-2.4%	$(13,986)	-6.4%
As of December 31, 2005 and 2004, we believe our balance sheet was in an “asset-sensitive” position, as the repricing characteristics were such that an increase in market interest rates would have a positive effect on net interest income and a decrease in market interest rates would have negative effect on net interest income. The flattening yield curve and changed mix and pricing characteristics of our balance sheet in 2006 resulted in decreased asset sensitivity from the previous years. At December 31, 2006, we are “liability-sensitive” in three of four scenarios. However, our overall sensitivity in all four scenarios has decreased as compared to prior years indicating a more neutral interest risk position. Some of the assumptions made in the simulation model may not materialize and unanticipated events and circumstances will occur. In addition, the simulation model does not take into account any future actions which we could undertake to mitigate an adverse impact due to changes in interest rates from those expected, in the actual level of market interest rates or competitive influences on our deposit base.
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
The table below illustrates the effects of various market interest rate changes on the fair values of financial assets and liabilities (excluding mortgage servicing rights) as compared to the corresponding carrying values and fair values:
Interest Rate Simulation Impact on Fair Value of Financial Assets and Liabilities

As of December 31,
(in thousands)
	2006		2005

	Increase (Decrease) in		Increase (Decrease) in
	Estimated Fair	Percentage	Estimated Fair	Percentage
	Value of Equity	Change	Value of Equity	Change

Up 200 basis points	$(72,797)	-4.3%	$(71,891)	-8.0%
Up 100 basis points	$(34,117)	-2.0%	$(39,490)	-4.4%
Down 100 basis points	$9,962	0.6%	$9,406	1.0%
Down 200 basis points	$(4,155)	-0.2%	$28,848	3.2%
Consistent with the results in the interest rate simulation impact on net interest income, our overall sensitivity to market interest rate changes has declined as compared to 2005.

Umpqua Holdings Corporation
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Umpqua Holdings Corporation and Subsidiaries
We have audited the accompanying consolidated balance sheets of Umpqua Holdings Corporation and Subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for the years ended December 31, 2006 and 2005. We also have audited management’s assessment included in the accompanying Report of Management on Internal Control over Financial Reporting that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits. The financial statements for the year ended December 31, 2004 were audited by other auditors whose report dated March 31, 2005 expressed an unqualified opinion on those statements.
We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Umpqua Holdings Corporation and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that Umpqua Holdings Corporation maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Umpqua Holdings Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Portland, Oregon
February 28, 2007

Umpqua Holdings Corporation
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Umpqua Holdings Corporation
Portland, Oregon
We have audited the consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows of Umpqua Holdings Corporation and subsidiaries (the “Company”) for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Umpqua Holdings Corporation and subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
Portland, Oregon
March 31, 2005

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005
(In thousands, except shares)
	2006	2005

ASSETS
Cash and due from banks	$169,769	$151,521
Temporary investments	165,879	10,233

Total cash and cash equivalents	335,648	161,754
Trading account assets	4,204	601
Investment securities available for sale, at fair value	715,187	671,868
Investment securities held to maturity, at amortized cost	8,762	8,677
Mortgage loans held for sale	16,053	9,061
Loans and leases	5,361,862	3,921,631
Allowance for loan and lease losses	(60,090)	(43,885)

Net loans and leases	5,301,772	3,877,746
Restricted equity securities	15,255	14,263
Premises and equipment, net	101,830	88,865
Goodwill and other intangible assets, net	679,493	408,503
Mortgage servicing rights, net	9,952	10,890
Other assets	156,080	108,411

Total assets	$7,344,236	$5,360,639

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$1,222,107	$987,714
Interest bearing	4,618,187	3,298,552

Total deposits	5,840,294	4,286,266
Securities sold under agreements to repurchase and federal funds purchased	47,985	113,865
Term debt	9,513	3,184
Junior subordinated debentures	203,688	165,725
Other liabilities	86,545	53,338

Total liabilities	6,188,025	4,622,378

COMMITMENTS AND CONTINGENCIES (NOTE 14)

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized; issued and outstanding: 58,080,171 in 2006 and 44,556,269 in 2005	930,867	564,579
Retained earnings	234,783	183,591
Accumulated other comprehensive loss	(9,439)	(9,909)

Total shareholders’ equity	1,156,211	738,261

Total liabilities and shareholders’ equity	$7,344,236	$5,360,639

See notes to consolidated financial statements

Umpqua Holdings Corporation
UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands, except per share amounts)
	2006	2005	2004

INTEREST INCOME
Interest and fees on loans	$372,201	$251,715	$170,791
Interest and dividends on investment securities
Taxable	27,233	26,268	24,076
Exempt from federal income tax	3,809	2,544	2,325
Dividends	285	164	254
Other interest income	2,413	1,585	612

Total interest income	405,941	282,276	198,058

INTEREST EXPENSE
Interest on deposits	119,881	59,578	30,999
Interest on securities sold under agreements to repurchase and federal funds purchased	6,829	2,207	794
Interest on term debt	2,892	659	2,023
Interest on junior subordinated debentures	14,215	10,550	6,555

Total interest expense	143,817	72,994	40,371

Net interest income	262,124	209,282	157,687
Provision for loan and lease losses	2,552	2,468	7,321

Net interest income after provision for loan and lease losses	259,572	206,814	150,366

NON-INTEREST INCOME
Service charges on deposit accounts	26,975	21,697	17,404
Brokerage commissions and fees	9,649	11,317	11,829
Mortgage banking revenue, net	7,560	6,426	7,655
Net (loss) gain on sale of investment securities	(21)	1,439	19
Other income	9,434	6,903	4,466

Total non-interest income	53,597	47,782	41,373

NON-INTEREST EXPENSE
Salaries and employee benefits	98,840	82,467	67,351
Net occupancy and equipment	31,752	24,693	19,765
Communications	6,352	5,841	5,752
Marketing	5,760	4,564	4,228
Services	15,951	13,245	9,414
Supplies	2,994	2,706	1,995
Intangible amortization	3,728	2,430	1,512
Merger related expenses	4,773	262	5,597
Other expenses	11,799	10,848	9,565

Total non-interest expense	181,949	147,056	125,179

Income before income taxes and discontinued operations	131,220	107,540	66,560
Provision for income taxes	46,773	37,805	23,270

Income from continuing operations	84,447	69,735	43,290
Gain on sale of discontinued operations, net of tax	—	—	3,375
Income from discontinued operations, net of tax	—	—	501

Net income	$84,447	$69,735	$47,166

BASIC EARNINGS PER SHARE
Continuing operations	$1.61	$1.57	$1.21
Discontinued operations	—	—	0.11

Net income	$1.61	$1.57	$1.32

DILUTED EARNINGS PER SHARE
Continuing operations	$1.59	$1.55	$1.19
Discontinued operations	—	—	0.11

Net income	$1.59	$1.55	$1.30

See notes to consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’				Accumulated
EQUITY				Other
For the Years Ended December 31, 2006, 2005 and 2004	Common Stock			Comprehensive
(in thousands, except shares)			Retained	Income
	Shares	Amount	Earnings	(Loss)	Total

BALANCE AT JANUARY 1, 2004	28,411,816	$230,773	$89,058	$(862)	$318,969
Net income			47,166		47,166
Other comprehensive loss, net of tax:
Unrealized losses on securities arising during the year(1)				(248)	(248)

Comprehensive income					$46,918

Stock-based compensation		226			226
Stock repurchased and retired	(321,729)	(6,062)			(6,062)
Issuances of common stock under stock plans and related tax benefit	629,661	9,018			9,018
Stock issued in connection with acquisitions	15,491,327	326,656			326,656
Cash dividends ($0.22 per share)			(8,112)		(8,112)

Balance at December 31, 2004	44,211,075	$560,611	$128,112	$(1,110)	$687,613

BALANCE AT JANUARY 1, 2005	44,211,075	$560,611	$128,112	$(1,110)	$687,613
Net income			69,735		69,735
Other comprehensive loss, net of tax:
Unrealized losses on securities arising during the year(2)				(8,799)	(8,799)

Comprehensive income					$60,936

Stock-based compensation		693			693
Stock repurchased and retired	(84,185)	(1,904)			(1,904)
Issuances of common stock under stock plans and related tax benefit	429,379	5,179			5,179
Cash dividends ($0.32 per share)			(14,256)		(14,256)

Balance at December 31, 2005	44,556,269	$564,579	$183,591	$(9,909)	$738,261

BALANCE AT JANUARY 1, 2006	44,556,269	$564,579	$183,591	$(9,909)	$738,261
Net income			84,447		84,447
Other comprehensive loss, net of tax:
Unrealized gains on securities arising during the year(3)				470	470

Comprehensive income					$84,917

Stock-based compensation		1,932			1,932
Stock repurchased and retired	(6,142)	(179)			(179)
Issuances of common stock under stock plans and related tax benefit	784,715	10,814			10,814
Stock issued in connection with acquisitions	12,745,329	353,721			353,721
Cash dividends ($0.60 per share)			(33,255)		(33,255)

Balance at December 31, 2006	58,080,171	$930,867	$234,783	$(9,439)	$1,156,211

(1)	Net unrealized holding loss on securities of $237,000 (net of $101,000 tax benefit), plus reclassification adjustment for net gains included in net income of $11,000 (net of $8,000 tax expense).
(2)	Net unrealized holding loss on securities of $7.9 million (net of $5.3 million tax benefit), plus reclassification adjustment for net gains included in net income of $863,000 (net of $576,000 tax expense).
(3)	Net unrealized holding gain on securities of $457,000 (net of $305,000 tax expense), plus reclassification adjustment for net losses included in net income of $13,000 (net of $8,000 tax benefit).
See notes to consolidated financial statements

Umpqua Holdings Corporation
UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2006, 2005 and 2004
(in thousands)
	2006	2005	2004

Net income	$84,447	$69,735	$47,166
Unrealized gains (losses) arising during the period on investment securities available for sale	762	(13,226)	(338)
Reclassification adjustment for losses (gains) realized in net income, net of tax (benefit of $8 in 2006 and expense of $576 and $8 in 2005 and 2004, respectively)	13	(863)	(11)
Income tax (expense) benefit related to unrealized gains/losses on investment securities, available for sale	(305)	5,290	101

Net unrealized losses on investment securities available for sale	470	(8,799)	(248)

Comprehensive income	$84,917	$60,936	$46,918

See notes to consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS			Revised—
For the Years Ended December 31, 2006, 2005 and 2004			see Note 1
(in thousands)
	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$84,447	$69,735	$47,166
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Gain on sale of discontinued operations, net of tax	—	—	(3,375)
Income from discontinued operations, net of tax	—	—	(501)
Restricted equity securities stock dividends	(285)	(164)	(254)
Deferred income tax (benefit) expense	(6,143)	7,575	6,910
Amortization of investment premiums, net	1,101	1,150	945
Loss (gain) on sale of investment securities available-for-sale	21	(1,439)	(19)
Provision for loan and lease losses	2,552	2,468	7,321
Depreciation and amortization	13,413	10,992	7,769
Net (increase) decrease in trading account assets	(1,132)	976	(312)
Origination of loans held for sale	(259,767)	(289,277)	(438,565)
Proceeds from sales of loans held for sale	254,873	299,868	456,548
Increase (decrease) in mortgage servicing rights	(260)	(1,736)	569
Tax benefits from the exercise of stock options	—	2,425	3,079
Excess tax benefits from the exercise of stock options	(1,173)	—	—
Net decrease (increase) in other assets	27,476	(10,096)	10,990
Net increase (decrease) in other liabilities	4,249	7,298	(14,053)
Other, net	(1,377)	416	897

Net cash provided by operating activities of continuing operations	117,995	100,191	85,115
Net cash provided by operating activities of discontinued operations	—	—	3,876

Net cash provided by operating activities	117,995	100,191	88,991

Purchases of investment securities available-for-sale	(60,651)	(175,546)	(133,763)
Purchases of restricted equity securities	—	—	(3,027)
Sales and maturities of investment securities available-for-sale	90,841	166,012	177,886
Maturities of investment securities held-to-maturity	2,764	3,169	2,846
Redemption of restricted equity securities	9,322	119	663
Net loan and lease originations	(521,085)	(455,227)	(418,059)
Purchase of loans	(17,116)	(40,410)	(20,352)
Proceeds from sales of loans	124,096	39,888	27,631
Disposals of furniture and equipment	247	89	17,312
Purchases of premises and equipment	(13,597)	(12,051)	(20,141)
Sales of real estate owned	1,192	—	—
Cash acquired in merger, net of cash consideration paid	36,950	—	50,894

Net cash used by investing activities	(347,037)	(473,957)	(318,110)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit liabilities	539,172	487,610	229,889
Net (decrease) increase in Fed funds purchased	(55,000)	27,000	(12,000)
Net (decrease) increase in securities sold under agreements to repurchase	(10,880)	(1,402)	16,736
Dividends paid on common stock	(28,131)	(11,557)	(8,112)
Excess tax benefits from the exercise of stock options	1,173	—	—
Proceeds from stock options exercised	9,415	2,754	5,939
Retirement of common stock	(179)	(1,904)	(6,062)
Term debt borrowings	600,000	—	270
Repayment of term debt	(652,634)	(85,188)	(13,340)

Net cash provided by financing activities	402,936	417,313	213,320

Net increase in cash and cash equivalents	173,894	43,547	(15,799)
Cash and cash equivalents, beginning of year	161,754	118,207	134,006

Cash and cash equivalents, end of year	$335,648	$161,754	$118,207

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$137,034	$68,821	$37,862
Income taxes	$46,084	$19,418	$16,257
See notes to consolidated financial statements

Umpqua Holdings Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004
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
Basis of Financial Statement Presentation—The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with prevailing practices within the banking and securities industries. In preparing such financial statements, management is required to make certain estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses for the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses, the valuation of mortgage servicing rights and the valuation of goodwill and other intangible assets.
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
Trading Account Securities—Debt and equity securities held for resale are classified as trading account securities and reported at fair value. Realized and unrealized gains or losses are recorded in non-interest income.
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
Unrealized losses due to fluctuations in the fair value of securities held to maturity or available for sale are recognized through earnings when it is determined that an other-than-temporary decline in value has occurred. The Company assesses other-than-temporary impairment based on the nature of the decline and whether the Company has the ability and intent to hold the investments until a market price recovery. No other-than-temporary impairment losses were recognized in the years ended December 31, 2006, 2005 or 2004. Additional information on investment securities is included in Note 5.
Loans Held For Sale—Loans held for sale includes mortgage loans and are reported at the lower of cost or market value. Cost generally approximates market value, given the short duration of these assets. Gains or losses on the sale of loans that are held for sale are recognized at the time of the sale and determined by the difference between net sale proceeds and the net book value of the loans less the estimated fair value of any retained mortgage servicing rights.
Loans—Loans are stated at the amount of unpaid principal, net of unearned income and any deferred fees or costs. All discounts and premiums are recognized over the estimated life of the loan as yield adjustments. This estimated life is adjusted for prepayments.

Loans are classified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due, in accordance with the terms of the original loan agreement. The carrying value of impaired loans is based on the present value of expected future cash flows (discounted at the loan’s effective interest rate) or, for collateral dependent loans, at fair value of the collateral. If the measurement of the impaired loans’ value is less than the recorded investment in the loan, an impairment allowance is created by either charging the provision for loan and lease losses or allocating an existing component of the allowance for loan and lease losses. Additional information on loans is included in Note 6.
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
The decision to classify a loan as impaired is made by the Bank’s Allowance for Loan and Lease Losses (ALLL) Committee. The ALLL Committee meets regularly to review the status of all problem and potential problem loans. If the ALLL Committee concludes a loan is impaired but recovery of the full principal and interest is expected, an impaired loan may remain on accrual status.
Allowance for loan and lease losses—The Bank performs regular credit reviews of the loan portfolio to determine the credit quality of the portfolio and the adherence to underwriting standards. When loans are originated, they are assigned a risk rating that is assessed periodically during the term of the loan through the credit review process. The risk ratings are a primary factor in determining an appropriate amount for the allowance for loan and lease losses. The Bank’s management ALLL Committee is responsible for, among other things, regular review of the ALLL methodology, including loss factors, and ensuring that it is designed and applied in accordance with generally accepted accounting principles. The ALLL Committee reviews loans that have been placed on non-accrual status and approves placing loans on impaired status. The ALLL Committee also approves removing loans that are impaired from impairment and non-accrual status. The Bank’s Audit and Compliance Committee provides board oversight of the ALLL process and reviews and approves the ALLL methodology on a quarterly basis.
Each risk rating is assessed an inherent credit loss factor that determines the amount of the allowance for loan and lease losses provided for that group of loans with similar risk rating. Credit loss factors may vary by region based on management’s belief that there may ultimately be different credit loss rates experienced in each region.
The regular credit reviews of the portfolio also identify loans that are considered potentially impaired. Potentially impaired loans are referred to the ALLL Committee which reviews and approves designating loans as impaired. A loan is considered impaired when based on current information and events, we determine that we will probably not be able to collect all amounts due according to the loan contract, including scheduled interest payments. When we identify a loan as impaired, we measure the impairment using discounted cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of the collateral, less selling costs, instead of discounted cash flows. If we determine that the value of the impaired loan is less than the recorded investment in the loan, we recognize this impairment reserve as a specific component to be provided for in the allowance for loan and lease losses.
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

Umpqua Holdings Corporation and Subsidiaries
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
Management believes that the ALLL was adequate as of December 31, 2006. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 81% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses.
As adjustments become necessary, they are reported in earnings in the periods in which they become known. Loans or portions thereof deemed uncollectible are charged to the allowance. Provisions for losses, and recoveries on loans previously charged off, are added to the allowance. Additional information on the allowance for loan and lease losses is included in Note 6.
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
Prior to September 30, 2004, the reserve for unfunded commitments was recognized in the allowance for loan and lease losses. During the third quarter of 2004, approximately $1.2 million of the allowance was reclassified to establish the reserve for unfunded commitments. Prior to January 1, 2004, there was not any specific component of the allowance for loan and lease losses ascribed to unfunded commitments, therefore this reclassification was not applied to periods prior to 2004.
Loan Fees and Direct Loan Origination Costs—Loan origination and commitment fees and direct loan origination costs are deferred and recognized as an adjustment to the yield over the life of the related loans.
Restricted Equity Securities—At December 31, 2006 and 2005, restricted equity securities were $15.3 million and $14.3 million. Federal Home Loan Bank stock amounted to $14.2 million and $14.3 million of the total restricted securities as of December 31, 2006 and 2005, respectively. Federal Home Loan Bank stock represents the Bank’s investment in the Federal Home Loan Banks of Seattle and San Francisco (“FHLB”) stock and is carried at par value, which reasonably approximates its fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets or FHLB advances. At December 31, 2006, the Bank’s minimum required investment was $6.7 million. The Bank may request redemption at par value of any stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB.
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
In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, management reviews long-lived and intangible assets any time that a change in circumstance indicates that the carrying amount of these assets may not be recoverable. Recoverability of these assets is determined by comparing the carrying value of the asset to the forecasted undiscounted cash flows of the operation associated with the asset. If the evaluation of the forecasted cash flows indicates that the carrying value of the asset is not recoverable, the asset is written down to fair value.
Additional information regarding premises and equipment is provided in Note 7.

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
Mortgage Servicing Rights—Mortgage servicing rights (“MSR”) retained are measured by allocating the carrying value of the loans between the assets sold and the interest retained, based on the relative fair value at the date of measurement. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, MSR are capitalized at their allocated carrying value and amortized in proportion to, and over the period of, estimated future net servicing income. SFAS No. 140 has been amended by SFAS No. 156, Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as described below.
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
SBA/USDA Loans Sales and Servicing— The Bank, on a regular basis, sells or transfers loans, including the guaranteed portion of Small Business Administration (“SBA”) and Department of Agriculture (“USDA”) loans (with servicing retained) for cash proceeds equal to the principal amount of loans, as adjusted to yield interest to the investor based upon the current market rates. The Bank records an asset representing the right to service loans for others when it sells a loan and retains the servicing rights. The carrying value of loans is allocated between the loan and the servicing rights, based on their relative fair values. The fair value of servicing rights is estimated by discounting estimated future cash flows from servicing using discount rates that approximate current market rates and using estimated prepayment rates. The servicing rights are carried at the lower of cost or market and are amortized in proportion to, and over the period of, the estimated net servicing income, assuming prepayments.
For purposes of evaluating and measuring impairment, servicing rights are based on a discounted cash flow methodology, current prepayment speeds and market discount rates. Any impairment is measured as the amount by which the carrying value of servicing rights for a stratum exceeds its fair value. The carrying value of SBA/ USDA servicing rights at December 31, 2006 and 2005 were $1.2 million and $657,000, respectively. No impairment charges were recorded for the years ended December 31, 2006, 2005 or 2004 related to SBA/ USDA servicing assets.
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
Other Real Estate Owned— Other real estate owned represents real estate which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned is recorded at the lower of the carrying amount of the loan or fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Revenue and expenses from operations and subsequent adjustments to the carrying amount of the property are included in other non-interest expense in the consolidated statements of income.

Umpqua Holdings Corporation and Subsidiaries
In some instances, the Bank may make loans to facilitate the sales of other real estate owned. Management reviews all sales for which it is the lending institution for compliance with sales treatment under provisions established by SFAS No. 66, Accounting for Sales of Real Estate.
Income Taxes— Income taxes are accounted for using the asset and liability method. Under this method a deferred tax asset or liability is determined based on the enacted tax rates which will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s income tax returns. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not, that all or some portion of the potential deferred tax asset will not be realized.
Derivative Loan Commitments— The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/ dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. The commitments to originate mortgage loans held for sale and the related forward delivery contracts are considered derivatives. The Company accounts for its derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The Statement requires recognition of all derivatives as either assets or liabilities in the balance sheet and requires measurement of those instruments at fair value through adjustments to accumulated other comprehensive income and/or current earnings, as appropriate. The Company reports changes in fair values in current period net income.
The fair value of the derivative loan commitments is estimated using the present value of expected future cash flows. Assumptions used include pull-through rate assumption based on historical information, current mortgage interest rates, the stage of completion of the underlying application and underwriting process, and the time remaining until the expiration of the derivative loan commitment.
Operating Segments— SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, requires public enterprises to report certain information about their operating segments in a complete set of financial statements to shareholders. It also requires reporting of certain enterprise-wide information about the Company’s products and services, its activities in different geographic areas, and its reliance on major customers. The basis for determining the Company’s operating segments is the manner in which management operates the business. Management has identified three primary business segments, Community Banking, Retail Brokerage and Mortgage Banking. Additional information on Operating Segments is provided in Note 22.
Share-Based Payment— The Company has one active stock-based compensation plan that provides for the granting of stock options and restricted stock awards to eligible employees and directors. Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payments, a revision to the previously issued guidance on accounting for stock options and other forms of equity-based compensation. SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). Prior to January 1, 2006, we accounted for share-based compensation to employees under the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Under the intrinsic value method, compensation expense is recognized only to the extent an option’s exercise price is less than the market value of the underlying stock on the date of grant. We also followed the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation— Transition and Disclosure. We adopted SFAS No. 123R under the modified prospective method which means that the unvested portion of previously granted awards and any awards that are granted or modified after the date of adoption will be measured and accounted for under the provisions of SFAS No. 123R. Accordingly, financial statement amounts for prior periods presented have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options. The Company will continue to use straight-line recognition of expenses for awards with graded vesting.

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s results for the year ended December 31, 2006 reflected the following changes:
Stock-Based Compensation Disclosure

(in thousands, except per share data)
Increase/(Decrease)

Salaries and employee benefits	$1,332
Income before income taxes	$(1,332)
Provision for income taxes	$(533)
Net income	$(799)
Basic earnings per share	$(0.02)
Diluted earnings per share	$(0.02)
The compensation cost related to stock options, including costs related to unvested options assumed in connection with acquisitions, that has been charged against income (included in salaries and employee benefits) was $1.4 million, $59,000 and $53,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The total income tax benefit recognized in the income statement related to stock options was $551,000, $24,000 and $21,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
Under APB No. 25, for all options originally granted by the Company, no compensation cost was recognized related to stock options in the years ended December 31, 2005 and 2004. Compensation cost, net of tax, of $35,000 and $32,000, was recognized as salaries and benefits expense for the years ended December 31, 2005 and 2004, respectively, for certain unvested options that were assumed in connection with the acquisitions of Centennial Bancorp and Humboldt Bancorp that continued to vest after acquisition. The following table presents the effect on net income and earnings per share if the fair value based method prescribed by SFAS No. 123, using straight-line expense recognition, had been applied to all outstanding and unvested awards in the years ended December 31, 2005 and 2004:
Stock-Based Compensation

(in thousands, except per share data)
	2005	2004

NET INCOME, AS REPORTED	$69,735	$47,166
Deduct: Additional stock-based employee compensation determined under the fair value based method for all awards, net of tax effects	(813)	(617)

Pro forma net income	$68,922	$46,549

INCOME FROM CONTINUING OPERATIONS, AS REPORTED	$69,735	$43,290
Deduct: Additional stock-based employee compensation determined under the fair value based method for all awards, net of tax effects	(813)	(617)

	$68,922	$42,673

NET INCOME PER SHARE:
Basic—as reported	$1.57	$1.32
Basic—pro forma	$1.55	$1.30
Diluted—as reported	$1.55	$1.30
Diluted—pro forma	$1.53	$1.28
INCOME FROM CONTINUING OPERATIONS PER SHARE:
Basic—as reported	$1.57	$1.21
Basic—pro forma	$1.55	$1.19
Diluted—as reported	$1.55	$1.19
Diluted—pro forma	$1.53	$1.17
The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model using assumptions noted in the following table. Expected volatility is based on the historical volatility of the price of the Company’s stock. The Company uses historical data to estimate option exercise and stock option forfeiture rates within the valuation model. The expected term of options granted is derived from the vesting period and contractual term using an allowed “short-cut method” and represents the period of time that options granted are expected to be outstanding. The risk-free rate

Umpqua Holdings Corporation and Subsidiaries
for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following weighted-average assumptions were used to determine the fair value of option grants as of the grant date to determine compensation cost under SFAS No. 123R and SFAS No. 123 for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

Dividend yield	2.68%	1.67%	2.00%
Expected life (years)	6.4	7.5	8.2
Expected volatility	35%	38%	39%
Risk-free rate	4.30%	4.21%	4.45%
Weighted average grant date fair value of options granted	$9.18	$9.50	$9.27
The Company’s stock compensation plan provides for granting of restricted stock awards. The restricted stock awards generally vest ratably over 5 years and are recognized as expense over that same period of time.
Additional information on stock-based compensation is provided in Note 20.
Earnings per Share—Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in a similar manner, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares were issued using the treasury stock method. For all periods presented, stock options and unvested restricted stock are the only potentially dilutive instruments issued by the Company.
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
Advertising expenses— Advertising costs are generally expensed as incurred.
Recently Issued Accounting Pronouncements— In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities— Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company on January 1, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 159.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company on January 1, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 157.
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB SFAS No. 109, Accounting for Income Taxes. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. For the Company, this standard became effective on January 1, 2007. The Company does not expect the impact of initial adoption of FIN 48 will be material to its consolidated financial statements.
In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 156”). SFAS No. 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value. In addition, entities are permitted to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess the rights for impairment. Beginning with the fiscal year in which an entity adopts SFAS No. 156, it may elect to subsequently measure a class of servicing assets and liabilities at fair value. Post adoption, an entity may make this election as of the beginning of any fiscal year. An entity that elects to subsequently measure a class of servicing assets and liabilities at fair value should apply that election to all new and existing recognized servicing assets and liabilities within that class. The effect of remeasuring an existing class of servicing assets and liabilities at fair value is to be reported as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. For the Company, this standard became effective on January 1, 2007 and the Company elected to measure mortgage servicing assets and liabilities at fair value subsequent to adoption. The Company does not expect the impact of initial adoption of SFAS No. 156 will be material to its consolidated financial statements.
Reclassifications— Certain amounts reported in prior years’ financial statements have been reclassified to conform to the current presentation. The results of the reclassifications are not considered material and have no effect on previously reported net income and earnings per share.
Revisions— In 2005, the Company revised the Consolidated Statements of Cash Flows to separately disclose the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

NOTE 2.	DISCONTINUED OPERATIONS
During the fourth quarter of 2004, the Bank sold its merchant bankcard portfolio to an unrelated third party for $5.9 million in cash. The gain on sale, after selling costs and other expenses, was $5.6 million. This gain, net of $2.2 million in related tax expense, is reflected as gain on sale of discontinued operations, net of tax, in the statement of income for 2004. Except for standard representations and warranties, the Bank assumed no liability subsequent to completion of the sale and at December 31, 2006 and 2005, there was no remaining liability recorded related to the sale of the merchant bankcard portfolio.
The following table presents the contribution components from the Bank’s merchant bankcard operations for the years ended December 31, 2006, 2005 and 2004:
Contribution from Merchant Bankcard

(in thousands)
	2006	2005	2004

Other non-interest income	$—	$—	$827
Provision for income taxes	—	—	(326)

Income from discontinued operations, net of tax	$—	$—	$501

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

Umpqua Holdings Corporation and Subsidiaries
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:
Western Sierra
(in thousands)

ASSETS ACQUIRED:
Cash and equivalents	$36,978
Investment securities	76,229
Loans, net	1,009,860
Premises and equipment, net	10,109
Core deposit intangible asset	27,624
Goodwill	247,799
Other assets	83,519

Total assets acquired	$1,492,118

LIABILITIES ASSUMED:
Deposits	$1,016,053
Term debt	59,030
Junior subordinated debentures	38,746
Other liabilities	24,540

Total liabilities assumed	1,138,369

Net Assets Acquired	$353,749

Additional adjustments to the purchase price allocation may be required, specifically related to other assets, taxes and compensation adjustments. At December 31, 2006, goodwill recorded in connection with the Western Sierra acquisition was $246.9 million. The $944,000 change from June 2, 2006 is related primarily to the tax benefit of fully vested acquired options of $2.0 million, partially offset by asset write-offs and the recognition of unrecorded liabilities.
The core deposit intangible asset shown in the table above represents the value ascribed to the long-term deposit relationships acquired. This intangible asset is being amortized on a straight-line basis over a weighted average estimated useful life of ten years. The core deposit intangible asset is not estimated to have a significant residual value. Goodwill represents the excess of the total purchase price paid for Western Sierra over the fair values of the assets acquired, net of the fair values of liabilities assumed. Goodwill has been assigned to the Community Banking segment. Goodwill is not amortized, but is evaluated for possible impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. No impairment losses were recognized in connection with core deposit intangible or goodwill assets during the period from acquisition to December 31, 2006.

The following tables present unaudited pro forma results of operations for the years ended December 31, 2006 and 2005 as if the acquisition of Western Sierra had occurred on January 1, 2005. Any cost savings realized as a result of the Western Sierra merger are not reflected in the pro forma consolidated condensed statements of income. No assurance can be given with respect to the ultimate level of such cost savings. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisitions actually occurred on January 1, 2005:
Pro Forma Financial Information–Unaudited

Year Ended December 31, 2006
(in thousands, except per share data)		Western	Pro Forma		Pro Forma
	Umpqua	Sierra(a)	Adjustments		Combined

Net interest income	$262,124	$25,834	$(819)	(b)	$287,139
Provision for loan and lease losses	2,552	350	—		2,902
Non-interest income	53,597	5,040	—		58,637
Non-interest expense	181,949	18,168	(3,730)	(c)	196,387

Income before income taxes	131,220	12,356	2,911		146,487
Provision for income taxes	46,773	4,898	1,164	(d)	52,835

Net income	$84,447	$7,458	$1,747		$93,652

EARNINGS PER SHARE:
Basic	$1.61				$1.63
Diluted	$1.59				$1.60
AVERAGE SHARES OUTSTANDING:
Basic	52,311	3,292	2,008	(e)	57,611
Diluted	53,050	3,378	2,061	(e)	58,489

(a)	Western Sierra amounts represent results from January 1, 2006 to acquisition date of June 2, 2006.

(b)	Consists of additional net accretion of fair value adjustments related to the Western Sierra acquisition.

(c)	Consists of merger related expenses of $4.8 million, partially offset by additional core deposit intangible amortization of $1.0 million.

(d)	Income tax effect of pro forma adjustments at 40%.
(e)	Additional shares issued at an exchange ratio of 1.61:1.

Year Ended December 31, 2005
(in thousands, except per share data)		Western	Pro Forma		Pro Forma
	Umpqua	Sierra	Adjustments		Combined

Net interest income	$209,282	$59,428	$5,613	(a)	$274,323
Provision for loan and lease losses	2,468	2,050	—		4,518
Non-interest income	47,782	13,198	—		60,980
Non-interest expense	147,056	42,758	2,854	(b)	192,668

Income before income taxes	107,540	27,818	2,759		138,117
Provision for income taxes	37,805	10,072	1,104	(c)	48,981

Net income	$69,735	$17,746	$1,655		$89,136

EARNINGS PER SHARE:
Basic	$1.57				$1.57
Diluted	$1.55				$1.54
AVERAGE SHARES OUTSTANDING:
Basic	44,438	7,707	4,701	(d)	56,846
Diluted	45,011	7,951	4,850	(d)	57,812

(a)	Consists of net accretion of fair value adjustments related to the Western Sierra acquisition.

(b)	Consists of amortization of core deposit intangible asset related to the Western Sierra acquisition.

(c)	Income tax effect of pro forma adjustments at 40%.

(d)	Additional shares issued at an exchange ratio of 1.61:1.

Umpqua Holdings Corporation and Subsidiaries
The following table summarizes activity in the Company’s accrued restructuring charges related to the Western Sierra acquisition which are recorded in other liabilities:
Accrued Restructuring Charges

(in thousands)
2006

Beginning balance	$—
ADDITIONS:
Severance, retention and other compensation	6,018
UTILIZATION:
Cash payments	(1,547)
Non-cash write-downs and other adjustments	(102)

Ending balance	$4,369

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
2006

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

Subsequent to the acquisition, certain of these assets were adjusted as part of the allocation of the purchase price. In 2006, the change in goodwill is attributed to tax adjustments related to the Humboldt acquisition. Additional tax related adjustments may be made to the purchase price allocation. At December 31, 2006, the goodwill asset recorded in connection with the Humboldt acquisition was $239.7 million. At December 31, 2006 and 2005, there was no remaining accrued restructuring liability recorded related to the Humboldt acquisition.

The Company incurs significant expenses related to mergers that cannot be capitalized. Generally, these expenses begin to be recognized while due diligence is being conducted and continue until such time as all systems have been converted and operational functions become fully integrated. Merger-related expenses are included as a line item on the consolidated statements of income.
The following table presents the key components of merger-related expense for years ended December 31, 2006, 2005 and 2004. Substantially all of the merger-related expenses incurred during 2006 were in connection with the Western Sierra acquisition and substantially all of the merger-related expenses incurred during 2005 and 2004 were in connection with the prior acquisition of Humboldt.
Merger-Related Expense

(in thousands)
	2006	2005	2004

Professional fees	$1,082	$211	$835
Compensation and relocation	778	—	607
Communications	854	—	98
Premises and equipment	375	(65)	2,636
Charitable contributions	—	—	131
Other	1,684	116	1,290

Total	$4,773	$262	$5,597

No additional merger-related expenses are expected in connection with Western Sierra, Humboldt or any other previous acquisitions.
NOTE 4.    CASH AND DUE FROM BANKS
The Bank is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The amount of required reserve balance at December 31, 2006 and 2005 was approximately $37.8 million and $29.4 million, respectively, and was met by holding cash and maintaining an average balance with the Federal Reserve Bank. As of December 31, 2006, the Bank had a concentration of $160.0 million of federal funds sold to one large well-capitalized international financial institution.
NOTE 5.    INVESTMENT SECURITIES
The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at December 31, 2006 and 2005:

December 31, 2006
(in thousands)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

AVAILABLE-FOR-SALE:
U.S. Treasury and agencies	$197,510	$32	$(4,408)	$193,134
Mortgage-backed securities and collateralized mortgage obligations	371,892	408	(9,418)	362,882
Obligations of states and political subdivisions	110,239	649	(669)	110,219
Other debt securities	1,040	—	(67)	973
Investments in mutual funds and other equity securities	50,237	—	(2,258)	47,979

	$730,918	$1,089	$(16,820)	$715,187

HELD-TO-MATURITY:
Obligations of states and political subdivisions	$8,015	$56	$—	$8,071
Mortgage-backed securities and collateralized mortgage obligations	372	1	(2)	371
Other investment securities	375	—	—	375

	$8,762	$57	$(2)	$8,817

Umpqua Holdings Corporation and Subsidiaries

December 31, 2005
(in thousands)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

AVAILABLE-FOR-SALE:
U.S. Treasury and agencies	$201,550	$18	$(5,030)	$196,538
Mortgage-backed securities and collateralized mortgage obligations	367,388	295	(8,100)	359,583
Obligations of states and political subdivisions	69,234	2	(1,400)	67,836
Other investment securities	50,067	—	(2,156)	47,911

	$688,239	$315	$(16,686)	$671,868

HELD-TO-MATURITY:
Obligations of states and political subdivisions	$8,302	$99	$—	$8,401
Other investment securities	375	—	—	375

	$8,677	$99	$—	$8,776

Investment securities available-for-sale that were in an unrealized loss position as of December 31, 2006 and 2005 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to interest rate differentials:

December 31, 2006
(in thousands)
	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury and agencies	$2,358	$12	$178,689	$4,396	$181,047	$4,408
Mortgage-backed securities and collateralized mortgage obligations	45,527	405	287,341	9,013	332,868	9,418
Obligations of states and political subdivisions	31,654	172	28,592	497	60,246	669
Other debt securities	973	67	—	—	973	67
Investments in mutual funds and other equity securities	—	—	50,037	2,258	50,037	2,258

Total temporarily impaired securities	$80,512	$656	$544,659	$16,164	$625,171	$16,820

December 31, 2005
(in thousands)
	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury and agencies	$47,811	$1,039	$147,710	$3,991	$195,521	$5,030
Mortgage-backed securities and collateralized mortgage obligations	267,314	4,543	82,385	3,557	349,699	8,100
Obligations of states and political subdivisions	65,659	1,381	541	19	66,200	1,400
Other investment securities	—	—	47,882	2,156	47,882	2,156

Total temporarily impaired securities	$380,784	$6,963	$278,518	$9,723	$659,302	$16,686

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
The unrealized losses on obligations of political subdivisions were caused by interest rate increases subsequent to the purchase of the securities. Management monitors published credit ratings of these securities and no adverse ratings changes have occurred since the date of purchase on obligations of political subdivisions in an unrealized loss position as of December 31, 2006. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Bank has the ability and intent to hold these investments until a market price recovery or to maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.
Other investment securities consists primarily of investments in two mutual funds comprised largely of mortgage-related securities, although the funds may also invest in U.S. government or agency securities, bank certificates of deposit insured by the FDIC or repurchase agreements. The unrealized loss on other investment securities at December 31, 2006 is attributed to changes in interest rates and not credit quality. Since the Bank has the ability and intent to hold these investments until a market price recovery, the unrealized losses on these investments are not considered other-than-temporarily impaired.
The following table presents the maturities of investment securities at December 31, 2006:

(in thousands)
	Available-for-Sale		Held-To-Maturity

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

AMOUNTS MATURING IN:
Three months or less	$3,760	$3,739	$705	$706
Over three months through twelve months	36,878	36,668	2,557	2,563
After one year through five years	468,263	457,726	4,237	4,286
After five years through ten years	161,211	158,482	888	887
After ten years	10,569	10,593	—	—
Other investment securities	50,237	47,979	375	375

	$730,918	$715,187	$8,762	$8,817

The amortized cost and fair value of collateralized mortgage obligations and mortgage-backed securities are presented by expected average life, rather than contractual maturity, in the preceding table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay underlying loans without prepayment penalties.
The following table presents the gross realized gains and gross realized losses on the sale of securities available-for-sale for the years ended December 31, 2006, 2005 and 2004:

(in thousands)
	2006		2005		2004

	Gains	Losses	Gains	Losses	Gains	Losses

U.S. Treasury and agencies	$—	$—	$5	$—	$—	$—
Mortgage-backed securities and collateralized mortgage obligations	—	—	—	—	—	—
Obligations of states and political subdivisions	16	37	1,654	220	22	3
Other debt securities	—	—	—	—	—	—
Investments in mutual funds and other equity securities	—	—	—	—	—	—

	$16	$37	$1,659	$220	$22	$3

Umpqua Holdings Corporation and Subsidiaries
The following table presents, as of December 31, 2006, investment securities which were pledged to secure borrowings and public deposits as permitted or required by law:

(in thousands)
	Amortized Cost	Fair Value

SECURITIES PLEDGED:
To Federal Home Loan Bank to secure borrowings	$103,002	$99,275
To state and local governments to secure public deposits	308,782	303,577
To U.S. Treasury and Federal Reserve to secure customer tax payments	6,082	5,933
Other securities pledged	204,269	199,792

Total pledged securities	$622,135	$608,577

The carrying value of investment securities pledged as of December 31, 2005 was $468.6 million.
NOTE 6.    LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES
The following table presents the major types of loans recorded in the balance sheets as of December 31, 2006 and 2005:

(in thousands)
	2006	2005

Real estate—construction and land development	$1,189,090	$638,555
Real estate—commercial and agricultural	2,649,468	2,019,623
Real estate—single and multi-family residential	523,715	427,877
Commercial, industrial and agricultural	924,917	753,131
Leases	22,870	17,385
Installment and other	63,262	76,128

	5,373,322	3,932,699
Deferred loan fees, net	(11,460)	(11,068)

Total loans	$5,361,862	$3,921,631

The following table summarizes activity related to the allowance for loan and lease losses for the years ended December 31, 2006, 2005 and 2004:

(In thousands)
	2006	2005	2004

Balance, beginning of year	$43,885	$44,229	$25,352
Provision for loan and lease losses	2,552	2,468	7,321
Charge-offs	(4,205)	(7,752)	(6,429)
Recoveries	3,631	4,940	1,944
Reclassification(1)	—	—	(1,216)
Acquisitions	14,227	—	17,257

Balance, end of year	$60,090	$43,885	$44,229

(1)	Reflects amount of allowance related to unfunded commitments, which was reclassified during the third quarter of 2004.
At December 31, 2006, the recorded investment in loans classified as impaired in accordance with SFAS No. 114, Accounting for Impaired Loans, totaled $16.7 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $223,000. At December 31, 2005, the total recorded investment in impaired loans was $14.7 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $1.5 million. The average recorded investment in impaired loans was approximately $16.4 million, $20.4 million and $14.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. For the years ended December 31, 2006, 2005, and 2004, interest income of $1.2 million, $765,000, and $784,000, respectively, was recognized in connection with impaired loans.

Non-accrual loans totaled $8.6 million at December 31, 2006 and $6.0 million at December 31, 2005. Foregone interest income resulting from loans being placed on non-accrual status totaled approximately $448,000, $448,000, and $1.2 million for the years ended December 31, 2006, 2005, and 2004, respectively.
As of December 31, 2006, loans totaling $2.3 billion were pledged to secure borrowings.
NOTE 7.    PREMISES AND EQUIPMENT
The following table presents the major components of premises and equipment at December 31, 2006 and 2005:

(In thousands)
	2006	2005

Land	$12,371	$11,880
Buildings and improvements	80,031	69,276
Furniture, fixtures and equipment	67,339	56,484
Construction in progress	3,650	3,079

Total premises and equipment	163,391	140,719
Less: Accumulated depreciation and amortization	(61,561)	(51,854)

Premises and equipment, net	$101,830	$88,865

Depreciation expense totaled $9.5 million, $8.5 million and $6.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.
Umpqua’s subsidiaries have entered into a number of non-cancelable lease agreements with respect to premises and equipment. See Note 14 for more information regarding rental expense, net of rent income, and minimum annual rental commitments under non-cancelable lease agreements.
NOTE 8.    MORTGAGE SERVICING RIGHTS
The portfolio of residential mortgage loans serviced for others at December 31, 2006 and 2005 totaled $955 million and $1.0 billion, respectively.
The following table summarizes the changes in the MSR asset for the years ended December 31, 2006, 2005 and 2004:

(in thousands)
	2006	2005	2004

Balance, beginning of year	$10,890	$11,154	$10,608
Additions for new mortgage servicing rights capitalized	1,487	3,318	2,643
Amortization of servicing rights	(1,198)	(2,000)	(3,212)
Impairment (charge)/recovery	(1,227)	(1,582)	1,115

Balance, end of year	$9,952	$10,890	$11,154

Balance of loans serviced for others	$955,444	$1,016,092	$1,064,000
MSR as a percentage of serviced loans	1.04%	1.07%	1.05%
The following table summarizes the changes in the valuation allowance for the years ended December 31, 2006, 2005 and 2004.

(in thousands)
	2006	2005	2004

Balance, beginning of year	$2,374	$792	$1,907
Impairment charge/(recovery)	1,227	1,582	(1,115)

Balance, end of year	$3,601	$2,374	$792

Umpqua Holdings Corporation and Subsidiaries
NOTE 9.    GOODWILL AND CORE DEPOSIT INTANGIBLES
The following table summarizes the changes in the Company’s goodwill and core deposit intangible asset for the years ended December 31, 2006 and 2005. Goodwill is reflected by operating segment; all core deposit intangibles are related to the Community Banking segment.

(in thousands)
	Goodwill			Core Deposit Intangible

	Community	Retail		Core Deposit	Accumulated
	Banking	Brokerage	Total	Intangible	Amortization	Net

Balance, December 31, 2004	$392,674	$3,697	$396,371	$14,411	$(2,322)	$12,089
Additions	2,473	—	2,473	—	—	—
Amortization	—	—	—	—	(2,430)	(2,430)

Balance, December 31, 2005	395,147	3,697	398,844	14,411	(4,752)	9,659
Additions	247,094	—	247,094	27,624	—	27,624
Amortization	—	—	—	—	(3,728)	(3,728)

Balance, December 31, 2006	$642,241	$3,697	$645,938	$42,035	$(8,480)	$33,555

The goodwill additions were related primarily to the Western Sierra acquisition. Core deposit intangible assets were also recorded in connection with certain acquisitions. During 2006, a core deposit intangible asset in the amount of $27.6 million was recorded in connection with the Western Sierra acquisition. Additional information on the purchase price allocation is provided in Note 3.
The table below presents the forecasted amortization expense for 2007 through 2011 for core deposit intangible assets acquired in all mergers:
(in thousands)

Expected
Year	Amortization

2007	$4,439
2008	$4,164
2009	$3,946
2010	$3,773
2011	$3,635
NOTE 10.    OTHER ASSETS
Other assets consisted of the following at December 31, 2006 and 2005:

(in thousands)
	2006	2005

Deferred tax assets, net	$23,564	$13,377
Accrued interest receivable	32,435	20,974
Cash surrender value of life insurance policies	67,738	41,722
Investment in unconsolidated Trusts	7,806	6,764
Investment in unconsolidated subsidiary—Homestead	5,157	5,765
Investment in unconsolidated subsidiary—WNC Fund	4,168	—
Other	15,212	19,809

Total	$156,080	$108,411

The Company invests in Homestead Capital and WNC Fund, limited partnerships that operate qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. The Company accounts for the investments under the equity method. The Company’s remaining capital commitments to these partnerships at December 31, 2006 and 2005 were approximately $5.0 million and $6.0 million, respectively. Such amounts are included in other liabilities on the consolidated balance sheets. See Note 18 for information on the Company’s investment in Trusts.

NOTE 11.    INTEREST-BEARING DEPOSITS
The following table presents the major types of interest-bearing deposits at December 31, 2006 and 2005:

(in thousands)
	2006	2005

Negotiable order of withdrawal (NOW)	$725,127	$576,037
Savings and money market	2,133,497	1,597,311
Time, $100,000 and over	898,617	592,171
Other time less than $100,000	860,946	533,033

Total interest-bearing deposits	$4,618,187	$3,298,552

The following table presents interest expense for each deposit type for the years ended December 31, 2006, 2005 and 2004:

(in thousands)
	2006	2005	2004

NOW	$11,085	$5,881	$956
Savings and money market	51,169	24,462	13,113
Time, $100,000 and over	30,972	16,139	9,559
Other time less than $100,000	26,655	13,096	7,371

Total interest on deposits	$119,881	$59,578	$30,999

The following table presents time deposits by their maturity or next repricing date as of December 31, 2006:

(in thousands)

Three months or less	$661,287
Over three months through twelve months	837,112
Over one year through three years	214,233
Over three years	46,931

Total time deposits	$1,759,563

NOTE 12.    SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND FEDERAL FUNDS PURCHASED
The following table presents information regarding securities sold under agreements to repurchase at December 31, 2006 and 2005:

(in thousands)
		Weighted	Carrying	Market
		Average	Value of	Value of
	Repurchase	Interest	Underlying	Underlying
	Amount	Rate	Assets	Assets

December 31, 2006	$47,985	3.13%	$49,027	$49,027
December 31, 2005	$58,865	2.20%	$60,100	$60,100
The securities underlying agreements to repurchase entered into by the Bank are for the same securities originally sold, with a one-day maturity. In all cases, the Bank maintains control over the securities. Securities sold under agreements to repurchase averaged approximately $63.5 million, $59.6 million and $45.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. The maximum amount outstanding at any month end for the year ended December 31, 2006 was $65.5 million. For the years ended December 31, 2005 and 2004, the maximum amount outstanding at any month end was $65.8 million and $60.3 million, respectively. Investment securities are pledged as collateral in an amount equal to or greater than the repurchase agreements.
At December 31, 2006, there was no outstanding balance of federal funds purchased. This compared to an outstanding balance of federal funds purchased at December 31, 2005 of $55.0 million at a rate of 4.325%. The Bank had available lines of credit with the FHLB totaling $1.5 billion at December 31, 2006. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $290.0 million and $98.0 million at December 31, 2006 and 2005,

Umpqua Holdings Corporation and Subsidiaries
respectively. Availability of the lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements restrict consecutive day usage.
NOTE 13.    INCOME TAXES
The following table presents the components of income tax expense attributable to continuing operations included in the consolidated statements of income for the years ended December 31:

(in thousands)
	Current	Deferred	Total

YEAR ENDED DECEMBER 31, 2006:
Federal	$45,949	$(4,958)	$40,991
State	6,967	(1,185)	5,782

	$52,916	$(6,143)	$46,773

YEAR ENDED DECEMBER 31, 2005:
Federal	$26,066	$6,220	$32,286
State	4,164	1,355	5,519

	$30,230	$7,575	$37,805

YEAR ENDED DECEMBER 31, 2004:
Federal	$13,429	$5,944	$19,373
State	2,931	966	3,897

	$16,360	$6,910	$23,270

The following table presents a reconciliation of income taxes computed at the Federal statutory rate to the actual effective rate attributable to continuing operations for the years ended December 31:

	2006	2005	2004

Statutory Federal income tax rate	35.0%	35.0%	35.0%
Tax-exempt income	-1.4%	-1.1%	-1.5%
State tax, net of Federal income tax benefit	2.9%	2.6%	3.8%
Tax credits	-1.2%	-1.2%	-1.5%
Other	0.3%	-0.1%	-0.8%

Effective income tax rate	35.6%	35.2%	35.0%

The following table reflects the effects of temporary differences that give rise to the components of the net deferred tax asset (recorded in other assets on the consolidated balance sheets) as of December 31:

(in thousands)
	2006	2005

DEFERRED TAX ASSETS:
Loans receivable, due to allowance for loan losses	$26,402	$17,484
Net operating loss carryforward	—	13
Deferred compensation	9,500	5,915
Loss on residual interests	—	4,553
Accrued liabilities	6,805	1,395
Leased assets	3,416	2,398
Unrealized loss on investment securities	6,293	6,775
Discount on trust preferred securities	4,174	3,535
Purchased tax credits	5,107	—
Other	6,377	2,093

Total gross deferred tax assets	68,074	44,161

DEFERRED TAX LIABILITIES:
Investment securities, due to accretion of discount	378	351
Premises and equipment, primarily due to depreciation	12,736	11,704
Investment securities, due to FHLB stock dividends	2,553	2,248
Deferred loan fees	4,795	7,220
Mortgage servicing rights	2,758	2,859
Intangibles	16,606	4,060
Other	4,684	2,342

Total gross deferred tax liabilities	44,510	30,784

Net deferred tax assets	$23,564	$13,377

The Company has determined that it is not required to establish a valuation allowance for the deferred tax assets as management believes it is more likely than not that the deferred tax assets of $68.1 million and $44.2 million at December 31, 2006 and 2005, respectively, will be realized principally through carry-back to taxable income in prior years and future reversals of existing taxable temporary differences. Management further believes that future taxable income will be sufficient to realize the benefits of temporary deductible differences that cannot be realized through carry-back to prior years or through the reversal of future temporary taxable differences.
The purchased tax credits totaling $5.1 million, comprised primarily of State of Oregon Business Energy Tax Credits (“BETC”), will be utilized to offset future state income taxes. The Company made its first BETC purchase in 2004, and has made subsequent BETC purchases in each year thereafter. Most of the tax credits benefit a five-year period, with an eight-year carry-forward allowed. Management believes, based upon the Company’s historical performance, that the deferred tax assets will be realized in the normal course of operations, and, accordingly, management has not reduced deferred tax assets by a valuation allowance.
NOTE 14.    COMMITMENTS AND CONTINGENCIES
Lease Commitments—The Company leases 110 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times upon expiration.

Umpqua Holdings Corporation and Subsidiaries
The following table sets forth, as of December 31, 2006, the future minimum lease payments under non-cancelable operating leases:

(in thousands)

Year	Amount

2007	$9,969
2008	9,321
2009	8,030
2010	7,392
2011	6,933
Thereafter	34,451

Total	$76,096

Rent expense for the years ended December 31, 2006, 2005 and 2004 was $9.4 million, $5.9 million and $4.2 million, respectively. Rent expense was offset by rent income of $392,000, $270,000 and $394,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
Financial Instruments with Off-Balance Sheet Risk— The Company’s financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank’s business and involve elements of credit, liquidity and interest rate risk. The following table presents a summary of the Bank’s commitments and contingent liabilities as of December 31, 2006:

(in thousands)

Commitments to extend credit	$1,487,415
Commitments to extend overdrafts	$164,469
Commitments to originate loans held-for-sale	$33,583
Forward sales commitments	$22,750
Standby letters of credit	$55,021
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
The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/ dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position. There were no counterparty default losses on forward contracts in 2006, 2005 or 2004. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/ dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/ dealer equal to the increase or decrease in the market value of the forward contract. At December 31, 2006, the Bank had commitments to originate mortgage loans held for sale totaling $33.6 million with a net fair value liability of approximately $49,000. As of that date, it also had forward sales commitments of $22.8 million with a net fair value asset of $70,000. The Bank recorded a loss of $58,000 and a gain of $166,000 related to its commitments to originate mortgage loans and related forward sales commitments in 2006 and 2005, respectively.
Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank has not been required to perform on any financial guarantees and did not incur any losses in connection with standby letters of credit during 2006, 2005 or 2004. At December 31, 2006, approximately $21.6 million of standby letters of credit expire within one year, and $33.4 million expire thereafter. Upon issuance, the Company recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. Fees are recognized ratably over the term of the standby letter of credit. The fair value of guarantees associated with standby letters of credit was $304,000 as of December 31, 2006.
The Bank established a loss reserve for unfunded commitments, including loan commitments and letters of credit, during 2004 by reclassifying $1.2 million of the allowance for loan and lease losses. At December 31, 2006, the reserve for unfunded commitments, which is included in other liabilities on the consolidated balance sheet, was approximately $1.3 million. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amounts of commitments, loss experience and economic conditions.
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
Concentrations of Credit Risk—The Company grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington and California. In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 81% and 78% of the Company’s loan and lease portfolio at December 31, 2006 and 2005, respectively. Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations to have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the repayment of these loans. Personal and business income represent the primary source of repayment for a majority of these loans.
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

Umpqua Holdings Corporation and Subsidiaries

NOTE 15.	EARNINGS PER SHARE
The following is a computation of basic and diluted earnings per share for the years ended December 31, 2006, 2005 and 2004:

(in thousands, except per share)
	2006	2005	2004

BASIC EARNINGS PER SHARE:
Weighted average shares outstanding	52,311	44,438	35,804
Net income	$84,447	$69,735	$47,166
Income from continuing operations	$84,447	$69,735	$43,290
Basic earnings per share	$1.61	$1.57	$1.32
Basic earnings per share— continuing operations	$1.61	$1.57	$1.21

DILUTED EARNINGS PER SHARE:
Weighted average shares outstanding	52,311	44,438	35,804
Net effect of the assumed exercise of stock options and vesting of restricted shares, based on the treasury stock method	739	573	541

Total weighted average shares and common stock equivalents outstanding	53,050	45,011	36,345

Net income	$84,447	$69,735	$47,166
Income from continuing operations	$84,447	$69,735	$43,290
Diluted earnings per share	$1.59	$1.55	$1.30
Diluted earnings per share— continuing operations	$1.59	$1.55	$1.19
NOTE 16.    EMPLOYEE BENEFIT PLANS
Employee Savings Plan— Substantially all of the Bank’s and Strand’s employees are eligible to participate in the Umpqua Bank 401(k) and Profit Sharing Plan (the “Umpqua 401(k) Plan”), a defined contribution and profit sharing plan sponsored by the Company. Employees may elect to have a portion of their salary contributed to the plan in conformity with Section 401(k) of the Internal Revenue Code. At the discretion of the Company’s Board of Directors, the Company may elect to make matching and/or profit sharing contributions to the Umpqua 401(k) Plan based on profits of the Bank. The Company’s contributions under the plan charged to expense amounted to $2.6 million, $2.0 million and $1.4 million for the years ended December 31, 2006, 2005 and 2004, respectively, and are recorded in other liabilities.
Supplemental Executive Retirement Plan—The Company has established the Umpqua Holdings Corporation Supplemental Retirement Plan (the “SERP”), a nonqualified deferred compensation plan to help supplement the retirement income of certain highly compensated executives selected by resolution of the Company’s Board of Directors. The Company may make discretionary contributions to the SERP. For the years ended December 31, 2006, 2005 and 2004, the Company’s matching contribution charged to expense for these supplemental plans totaled $95,000, $66,000 and $39,000, respectively. The plan balances at December 31, 2006 and 2005 were $276,000 and $179,000, respectively, and are recorded in other liabilities.
Salary Continuation Plans—The Bank sponsors various salary continuation plans for the CEO and certain retired employees. These plans are unfunded, and provide for the payment of a specified amount on a monthly basis for a specified period (generally 10 to 20 years) after retirement. In the event of a participant employee’s death prior to or during retirement, the Bank is obligated to pay to the designated beneficiary the benefits set forth under the plan. At December 31, 2006 and 2005, liabilities recorded for the estimated present value of future salary continuation plan benefits totaled $10.8 million and $7.6 million, respectively, and are recorded in other liabilities. For the years ended December 31, 2006, 2005, and 2004, expense recorded for the salary continuation plan benefits totaled $1.3 million, $1.1 million and $1.2 million, respectively.
Deferred Compensation Plans and Rabbi Trusts—The Bank from time to time adopts deferred compensation plans that provide certain key executives with the option to defer a portion of their compensation. In connection with prior acquisitions, the Bank assumed liability for certain deferred compensation plans for key employees, retired employees and directors. Subsequent to the effective date of the acquisitions, no additional contributions were made to these plans. At December 31, 2006 and 2005, liabilities recorded in connection with deferred compensation plan benefits totaled $6.6 million and $6.0 million, respectively, and are recorded in other liabilities.
The Bank has established and sponsors, for some deferred compensation plans assumed in connection with the Humboldt and Centennial mergers, irrevocable trusts commonly referred to as “Rabbi Trusts.” The trust assets (generally cash and trading assets) are consolidated in the Company’s balance sheets and the associated liability (which equals the related asset balances) is included in other liabilities. The asset and liability balances related to these trusts as of December 31, 2006 and 2005 were $2.9 million and $2.6 million, respectively.
The Bank has purchased, or acquired through mergers, life insurance policies in connection with the implementation of certain executive supplemental income, salary continuation and deferred compensation retirement plans. These policies provide protection against the adverse financial effects that could result from the death of a key employee and provide tax-exempt income to offset expenses associated with the plans. It is the Bank’s intent to hold these policies as a long-term investment. However, there will be an income tax impact if the Bank chooses to surrender certain policies. Although the lives of individual current or former management-level employees are insured, the Bank is the owner and beneficiary. At December 31, 2006 and 2005, the cash surrender value of these policies was $67.7 million and $41.7 million, respectively. The Bank is exposed to credit risk to the extent an insurance company is unable to fulfill its financial obligations under a policy. In order to mitigate this risk, the Bank uses a variety of insurance companies and regularly monitors their financial condition.
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
In connection with the Western Sierra acquisition, the Bank became the sponsor of the Western Sierra Bancorp and Subsidiaries 401KSOP (“401KSOP”) and the Western Sierra Bancorp Employee Stock Ownership Plan (“ESOP Plan”). On December 28, 2006, the 401KSOP was merged into the Bank’s 401(k) plan. The Bank recognized $159,000 of expense related to employer matching contributions for the 401KSOP plan during 2006. On October 5, 2006, Umpqua received a favorable determination letter from the IRS approving the termination of the ESOP Plan.
NOTE 17.    TERM DEBT
The Bank had outstanding secured advances from the FHLB and other creditors at December 31, 2006 and 2005 of $9.5 million and $3.2 million, respectively.
Future maturities of borrowed funds (excluding purchase accounting adjustments) at December 31, 2006 are as follows:

(in thousands)

Year	Amount

2007	$4,500
2008	3,000
2009	—
2010	—
2011	—
Thereafter	1,879

Total borrowed funds	$9,379

The maximum amount outstanding from the FHLB under term advances at month end during 2006 and 2005 was $227.4 million and $82.6 million, respectively. The average balance outstanding on FHLB term advances during 2006 and 2005 was $58.7 million and $30.4 million, respectively. The average interest rate on the borrowings was 5.04% in 2006 and 2.43% in 2005. The FHLB requires the Bank to maintain a required level of investment in FHLB and sufficient collateral to qualify for notes. The Bank has pledged as collateral for these notes all FHLB stock, all funds on deposit with the FHLB, and its investments and commercial real estate portfolios, accounts, general intangibles, equipment and other property in which a security interest can be granted by the Bank to the FHLB.
NOTE 18.    JUNIOR SUBORDINATED DEBENTURES
As of December 31, 2006, the Company had 14 wholly-owned trusts (“Trusts”) that were formed to issue trust preferred securities and related common securities of the Trusts and are not consolidated. Five Trusts, representing aggregate total obligations of approximately $58.9 million (fair value of approximately $68.6 million as of the merger date), were assumed in connection with the Humboldt merger. Four Trusts, representing aggregate total obligations of approximately $37.1 million

Umpqua Holdings Corporation and Subsidiaries
(fair value of approximately $38.7 million as of the merger date), were assumed in connection with the Western Sierra merger. Following is information about the Trusts as of December 31, 2006:
Junior Subordinated Debentures

(in thousands)
		Issued	Carrying		Effective		Redemption
Trust Name	Issue Date	Amount	Value(1)	Rate(2)	Rate(3)	Maturity Date	Date

Umpqua Holdings Statutory Trust I	September 2002	$25,774	$25,774	Floating(4)	8.87%	September 2032	September 2007
Umpqua Statutory Trust II	October 2002	20,619	20,619	Floating(5)	8.73%	October 2032	October 2007
Umpqua Statutory Trust III	October 2002	30,928	30,928	Floating(6)	8.82%	November 2032	November 2007
Umpqua Statutory Trust IV	December 2003	10,310	10,310	Floating(7)	8.22%	January 2034	January 2009
Umpqua Statutory Trust V	December 2003	10,310	10,310	Floating(7)	8.21%	March 2034	March 2009
HB Capital Trust I	March 2000	5,310	6,608	10.875%	7.89%	March 2030	March 2010
Humboldt Bancorp Statutory Trust I	February 2001	5,155	6,091	10.200%	7.99%	February 2031	February 2011
Humboldt Bancorp Statutory Trust II	December 2001	10,310	11,646	Floating(8)	7.47%	December 2031	December 2006
Humboldt Bancorp Statutory Trust III	September 2003	27,836	31,551	6.75%(9)	5.01%	September 2033	September 2008
CIB Capital Trust	November 2002	10,310	11,438	Floating(6)	7.57%	November 2032	November 2007
Western Sierra Statutory Trust I	July 2001	6,186	6,450	Floating(10)	6.78%	July 2031	July 2006
Western Sierra Statutory Trust II	December 2001	10,310	10,749	Floating(8)	6.78%	December 2031	December 2006
Western Sierra Statutory Trust III	September 2003	10,310	10,607	Floating(11)	6.80%	September 2033	September 2008
Western Sierra Statutory Trust IV	September 2003	10,310	10,607	Floating(11)	6.80%	September 2033	September 2008

	Total	$193,978	$203,688

(1)	Includes purchase accounting adjustments, net of accumulated amortization, for junior subordinated debentures assumed in connection with the Humboldt and Western Sierra mergers.
(2)	Contractual interest rate of junior subordinated debentures.
(3)	Effective interest rate as of December 2006, including impact of purchase accounting amortization.
(4)	Rate based on LIBOR plus 3.50%, adjusted quarterly.
(5)	Rate based on LIBOR plus 3.35%, adjusted quarterly.
(6)	Rate based on LIBOR plus 3.45%, adjusted quarterly.
(7)	Rate based on LIBOR plus 2.85%, adjusted quarterly.
(8)	Rate based on LIBOR plus 3.60%, adjusted quarterly.
(9)	Rate fixed for 5 years from issuance, then adjusted quarterly thereafter based on LIBOR plus 2.95%.

(10)	Rate based on LIBOR plus 3.58%, adjusted quarterly.
(11)	Rate based on LIBOR plus 2.90%, adjusted quarterly.
The $203.7 million of junior subordinated debentures issued to the Trusts as of December 31, 2006 ($165.7 million as of December 31, 2005) are reflected as junior subordinated debentures in the consolidated balance sheets. The common stock issued by the Trusts is recorded in other assets in the consolidated balance sheets, and totaled $5.8 million at December 31, 2006 as compared to $4.7 million at December 31, 2005.
All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of December 31, 2006, under guidance issued by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Effective April 11, 2005, the Federal Reserve Board adopted a rule that permits the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. Under the Federal Reserve Board rule, after a five-year transition period ending March 31, 2009, the aggregate amount of trust preferred securities and certain other restricted core capital elements is limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. The Company includes all currently issued trust preferred securities in Tier 1 capital. There can be no assurance that the Federal Reserve Board will not further limit the amount of trust preferred securities permitted to be included in Tier 1 capital for regulatory capital purposes.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets (as defined in the regulations), and of Tier I capital to average assets (as defined in the regulations). Management believes, as of December 31, 2006, that the Company meets all capital adequacy requirements to which it is subject.
The Company’s capital amounts and ratios as of December 31, 2006 and 2005 are presented in the following table:

(in thousands)
			For Capital
			Adequacy		To Be Well
	Actual		purposes		Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

AS OF DECEMBER 31, 2006:
Total Capital (to Risk Weighted Assets)
Consolidated	$733,239	11.63%	$504,378	8.00%	$630,472	10.00%
Umpqua Bank	$715,593	11.37%	$503,496	8.00%	$629,369	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$671,836	10.66%	$252,096	4.00%	$378,144	6.00%
Umpqua Bank	$654,190	10.39%	$251,854	4.00%	$377,781	6.00%
Tier I Capital (to Average Assets)
Consolidated	$671,836	10.28%	$261,415	4.00%	$326,769	5.00%
Umpqua Bank	$654,190	10.02%	$261,154	4.00%	$326,442	5.00%

AS OF DECEMBER 31, 2005:
Total Capital (to Risk Weighted Assets)
Consolidated	$533,890	11.58%	$368,836	8.00%	$461,045	10.00%
Umpqua Bank	$515,040	11.23%	$366,903	8.00%	$458,629	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$488,404	10.59%	$184,477	4.00%	$276,716	6.00%
Umpqua Bank	$469,554	10.24%	$183,420	4.00%	$275,129	6.00%
Tier I Capital (to Average Assets)
Consolidated	$488,404	10.09%	$193,619	4.00%	$242,024	5.00%
Umpqua Bank	$469,554	9.78%	$192,047	4.00%	$240,058	5.00%

Umpqua Holdings Corporation and Subsidiaries
The Bank is a state chartered bank with deposits insured by the Federal Deposit Insurance Corporation (“FDIC”), and is subject to the supervision and regulation of the Director of the Oregon Department of Consumer and Business Services, administered through the Division of Finance and Corporate Securities, and to the supervision and regulation of the California Department of Financial Institutions, the Washington Department of Financial Institutions and the FDIC. As of December 31, 2006, the most recent notification from the FDIC categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. The Company is not subject to the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s regulatory capital category.
NOTE 20.    COMMON STOCK
Stock Plans
The Company’s 2003 Stock Incentive Plan (“2003 Plan”) provides for grants of up to 2 million shares. The plan further provides that no grants may be issued if existing options and subsequent grants under the 2003 Plan exceed 10% of the Company’s outstanding shares on a diluted basis. Generally, options vest ratably over a period of five years. Under the terms of the 2003 Plan, the exercise price of each option equals the market price of the Company’s stock on the date of the grant, and the maximum term is ten years.
The Company has options outstanding under two prior plans adopted in 1995 and 2000, respectively. With the adoption of the 2003 Plan, no additional grants can be issued under the previous plans. The Company also assumed various plans in connection with mergers and acquisitions but does not make grants under those plans. During 2004, in connection with the Humboldt merger, a total of 1.1 million options were exchanged for a like amount of Humboldt stock options granted under seven plans. During 2006, in connection with the Western Sierra merger, a total of 723,000 options were exchanged for Western Sierra stock options granted at an exchange ratio of 1.61 Umpqua stock options for each Western Sierra stock option outstanding. Substantially all of the Humboldt options and all of the Western Sierra options were vested as of the date the mergers were completed.
The following table summarizes information about stock options outstanding at December 31, 2006, 2005 and 2004:

(shares in thousands)
	2006		2005		2004

	Options	Weighted-Avg	Options	Weighted-Avg	Options	Weighted-Avg
	Outstanding	Exercise Price	Outstanding	Exercise Price	Outstanding	Exercise Price

Balance, beginning of year	1,846	$13.75	1,877	$9.98	1,442	$11.31
Granted	25	28.43	508	23.60	30	22.15
Acquisitions	723	14.32	—	—	1,125	8.53
Exercised	(769)	12.18	(409)	6.73	(678)	10.75
Forfeited/expired	(18)	19.90	(130)	19.88	(42)	13.35

Balance, end of year	1,807	$14.78	1,846	$13.75	1,877	$9.98

Options exercisable at end of year	1,304	$11.88	1,164	$9.42	1,511	$8.34

The following table summarizes information about outstanding stock options issued under all plans as of December 31, 2006:

(shares in thousands)
	Options Outstanding			Options Exercisable

		Weighted Avg.
		Remaining
	Options	Contractual Life	Weighted Avg.	Options	Weighted Avg.
Range of Exercise Prices	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price

$3.66 to $7.76	369	5.3	$5.63	368	$5.63
$7.83 to $12.00	425	3.0	10.03	425	10.03
$12.36 to $18.63	365	5.7	15.48	267	14.69
$19.01 to $23.49	517	7.8	22.03	214	21.01
$24.25 to $28.73	131	8.3	25.59	30	24.88

	1,807	5.8	$14.78	1,304	$11.88

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2006, was $26.5 million and $22.9 million, respectively. The total intrinsic value of options exercised was $11.5 million, $7.2 million and $8.1 million, in the years ended December 31, 2006, 2005, and 2004, respectively. During the years ended December 31, 2006, 2005, and 2004, the amount of cash received from the exercise of stock options was $9.4 million, $2.8 million and $7.3 million, respectively. As of December 31, 2006, there was $3.0 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 3.2 years.
The Company grants restricted stock periodically as a part of the 2003 Plan for the benefit of employees. Restricted shares issued currently vest on an annual basis over five years for all grants issued. Recipients of restricted stock do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares, whether or not the shares have vested. Restrictions are based on continuous service.
The following table summarizes information about non-vested restricted shares outstanding at December 31:

(shares in thousands)
	2006		2005		2004

	Restricted		Restricted		Restricted
	Shares	Average Grant	Shares	Average Grant	Shares	Average Grant
	Outstanding	Date Fair Value	Outstanding	Date Fair Value	Outstanding	Date Fair Value

Balance, beginning of year	47	$21.28	66	$20.63	54	$19.01
Granted	93	27.99	8	25.20	12	25.16
Vested	(14)	20.76	(15)	20.45	(11)	19.01
Acquired	—	—	—	—	13	22.13
Forfeited/expired	(4)	23.35	(12)	21.36	(2)	21.76

Balance, end of year	122	$26.36	47	$21.28	66	$20.63

The compensation cost related to restricted stock that has been charged against income (included in salaries and employee benefits) was $555,000, $241,000 and $256,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The total income tax benefit recognized in the income statement related to restricted stock was $222,000, $96,000 and $102,000 for the years ended December 31, 2006, 2005, and 2004, respectively. The total fair value of shares vested was $383,000, $363,000 and $243,000, for the years ended December 31, 2006, 2005, and 2004, respectively. As of December 31, 2006, there was $2.4 million of total unrecognized compensation cost related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 3.7 years.
For the years ended December 31, 2006, 2005, and 2004, the Company received income tax benefits of $4.0 million, $2.3 million, and $3.0 million, respectively, related to the exercise of non-qualified employee stock options, disqualifying dispositions in the exercise of incentive stock options and the vesting of restricted shares. Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS No. 123R requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The amount of excess tax benefit classified as a financing cash flow in the current period was $1.2 million.
Share Repurchase Plan
The Company’s share repurchase plan, which was approved by the Board and announced in August 2003, originally authorized the repurchase of up to 1.0 million shares. The authorization was amended to increase the repurchase limit initially to 1.5 million shares. On June 8, 2005, the Company announced an expansion of the repurchase plan by increasing the repurchase limit to 2.5 million shares and extending the plan to expire on June 30, 2007. The Company did not repurchase any shares in 2006 as compared to a share repurchase of 82,179 shares in 2005. As of December 31, 2006, 2.1 million shares were available for repurchase under the plan.
We also have certain stock option and restricted stock plans which provide for the payment of the option exercise price or withholding taxes by tendering previously owned or recently vested shares. During the year ended December 31, 2006, 4,277 shares were tendered in connection with option exercises. No shares were tendered in connection with option exercises in 2005. Restricted shares cancelled to pay withholding taxes totaled 1,865 and 2,006 shares during the years ended December 31, 2006 and 2005.

Umpqua Holdings Corporation and Subsidiaries

NOTE 21.	FAIR VALUES OF FINANCIAL INSTRUMENTS
SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. The following table presents estimated fair values of the Company’s financial instruments as of December 31, 2006 and 2005:

(in thousands)
	2006		2005

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

FINANCIAL ASSETS:
Cash and cash equivalents	$335,648	$335,648	$161,754	$161,754
Trading account assets	4,204	4,204	601	601
Securities available-for-sale	715,187	715,187	671,868	671,868
Securities held-to-maturity	8,762	8,817	8,677	8,776
Mortgage loans held for sale	16,053	16,053	9,061	9,061
Loans and leases, net	5,301,772	5,327,245	3,877,746	3,772,716
FHLB stock	15,255	15,255	14,263	14,263
FINANCIAL LIABILITIES:
Deposits	$5,840,294	$5,838,056	$4,286,266	$4,277,968
Securities sold under agreement to repurchase and federal funds purchased	47,985	47,985	113,865	113,865
Term debt	9,513	9,186	3,184	3,115
Junior subordinated debentures	203,688	239,671	165,725	195,014

DERIVATIVE FINANCIAL INSTRUMENTS:
Rate lock commitments	$(49)	$(49)	$28	$28
Forward sales agreements	$70	$70	$(39)	$(39)
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:
Cash and Cash Equivalents—For short-term instruments, including cash and due from banks, and interest-bearing deposits with banks, the carrying amount is a reasonable estimate of fair value.
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
Deposits—The fair value of deposits with no stated maturity, such as non-interest-bearing deposits, savings and interest checking accounts, and money market accounts, is equal to the amount payable on demand as of December 31, 2006 and 2005. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.
Securities Sold under Agreements to Repurchase and Federal Funds Purchased—For short-term instruments, including securities sold under agreements to repurchase and federal funds purchased, the carrying amount is a reasonable estimate of fair value.
Term Debt—The fair value of medium term notes is calculated based on the discounted value of the contractual cash flows using current rates at which such borrowings can currently be obtained.
Junior Subordinated Debentures—The fair value of fixed rate issuances is estimated using a discounted cash flow calculation. For variable rate issuances, the carrying amount approximates fair value.
Derivative Instruments—The fair value of the derivative loan commitments is estimated using the present value of expected future cash flows. Assumptions used include pull-through rate assumption based on historical information, current mortgage interest rates, the stage of completion of the underlying application and underwriting process, and the time remaining until the expiration of the derivative loan commitment.

NOTE 22.	OPERATING SEGMENTS
The Company operates three primary segments: Community Banking, Mortgage Banking and Retail Brokerage. The Community Banking segment’s principal business focus is the offering of loan and deposit products to its business and retail customers in its primary market areas. The Community Banking segment operates 134 stores located principally throughout Oregon, Northern California and Washington.
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
Summarized financial information concerning the Company’s reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

Year Ended December 31, 2006
(in thousands)
	Community	Retail	Mortgage
	Banking	Brokerage	Banking	Consolidated

Interest income	$392,195	$73	$13,673	$405,941
Interest expense	134,840	—	8,977	143,817

Net interest income	257,355	73	4,696	262,124
Provision for loan and lease losses	2,552	—	—	2,552
Non-interest income	35,675	10,133	7,789	53,597
Non-interest expense	157,870	9,844	9,462	177,176
Merger-related expense	4,773	—	—	4,773

Income before income taxes and discontinued operations	127,835	362	3,023	131,220
Provision for income taxes	45,408	156	1,209	46,773

Income from continuing operations	82,427	206	1,814	84,447
Income from discontinued operations, net of tax	—	—	—	—

Net income	$82,427	$206	$1,814	$84,447

Total assets	$7,087,227	$7,656	$249,353	$7,344,236
Total loans	$5,139,818	$—	$222,044	$5,361,862
Total deposits	$5,834,835	$—	$5,459	$5,840,294

Umpqua Holdings Corporation and Subsidiaries

Year Ended December 31, 2005
(in thousands)	Community	Retail	Mortgage
	Banking	Brokerage	Banking	Consolidated

Interest income	$276,224	$101	$5,951	$282,276
Interest expense	69,239	—	3,755	72,994

Net interest income	206,985	101	2,196	209,282
Provision for loan and lease losses	2,468	—	—	2,468
Non-interest income	29,427	11,816	6,539	47,782
Non-interest expense	127,329	11,284	8,181	146,794
Merger-related expense	262	—	—	262

Income before income taxes and discontinued operations	106,353	633	554	107,540
Provision for income taxes	37,365	219	221	37,805

Income from continuing operations	68,988	414	333	69,735
Income from discontinued operations, net of tax	—	—	—	—

Net income	$68,988	$414	$333	$69,735

Total assets	$5,257,333	$7,925	$95,381	$5,360,639
Total loans	$3,846,507	$—	$75,124	$3,921,631
Total deposits	$4,286,227	$—	$39	$4,286,266

Year Ended December 31, 2004
(in thousands)	Community	Retail	Mortgage
	Banking	Brokerage	Banking	Consolidated

Interest income	$192,822	$68	$5,168	$198,058
Interest expense	37,682	—	2,689	40,371

Net interest income	155,140	68	2,479	157,687
Provision for loan and lease losses	7,203	—	118	7,321
Non-interest income	21,555	12,135	7,683	41,373
Non-interest expense	100,656	11,343	7,583	119,582
Merger-related expense	5,597	—	—	5,597

Income before income taxes and discontinued operations	63,239	860	2,461	66,560
Provision for income taxes	22,077	303	890	23,270

Income from continuing operations	41,162	557	1,571	43,290
Income from discontinued operations, net of tax	3,876	—	—	3,876

Net income	$45,038	$557	$1,571	$47,166

Total assets	$4,789,093	$7,288	$76,654	$4,873,035
Total loans	$3,426,362	$—	$41,542	$3,467,904
Total deposits	$3,799,107	$—	$—	$3,799,107

NOTE 23.    PARENT COMPANY FINANCIAL STATEMENTS
Condensed Balance Sheets

December 31,
(in thousands)
	2006	2005

ASSETS
Non-interest-bearing deposits with subsidiary banks	$33,049	$8,103
Investments in:
Bank subsidiary	1,323,025	867,875
Nonbank subsidiary	11,325	9,943
Receivable from bank subsidiary	—	19
Receivable from nonbank subsidiary	1,662	2,722
Other assets	7,315	22,208

Total assets	$1,376,376	$910,870

LIABILITIES AND SHAREHOLDERS’ EQUITY
Payable to bank subsidiary	$102	$7
Other liabilities	16,375	6,877
Junior subordinated debentures	203,688	165,725

Total liabilities	220,165	172,609
Shareholders’ equity	1,156,211	738,261

Total liabilities and shareholders’ equity	$1,376,376	$910,870

Condensed Statements of Income

Year Ended December 31,
(in thousands)
	2006	2005	2004

INCOME
Dividends from subsidiaries	$28,445	$20,323	$11,197
Other income	886	251	158

Total income	29,331	20,574	11,355
EXPENSES
Management fees paid to subsidiaries	135	119	116
Other expenses	15,366	11,626	7,627

Total expenses	15,501	11,745	7,743

Income before income tax and equity in undistributed earnings of subsidiaries	13,830	8,829	3,612
Income tax benefit	(5,534)	(4,355)	(2,895)

Net income before equity in undistributed earnings of subsidiaries	19,364	13,184	6,507
Equity in undistributed earnings of subsidiaries	65,083	56,551	40,659

Net income	$84,447	$69,735	$47,166

Umpqua Holdings Corporation and Subsidiaries
Condensed Statements of Cash Flows

Year Ended December 31,
(in thousands)
	2006	2005	2004

OPERATING ACTIVITIES:
Net income	$84,447	$69,735	$47,166
Adjustment to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(65,083)	(56,551)	(40,659)
Net amortization and depreciation	—	3	8
Increase in other liabilities	3,137	99	92
Decrease (increase) in other assets	17,303	(5,224)	1,738

Net cash provided by operating activities	39,804	8,062	8,345
INVESTING ACTIVITIES:
Acquisitions	2,638	—	1,233
Sales and maturities of investment securities available for sale	225	50	—
Net decrease (increase) in receivables from subsidiaries	1,079	5,074	(4,842)

Net cash provided (used) by investing activities	3,942	5,124	(3,609)
FINANCING ACTIVITIES:
Net increase (decrease) in payables to subsidiaries	95	(31)	412
Dividends paid	(28,131)	(11,557)	(8,112)
Stock repurchased	(179)	(1,904)	(6,062)
Proceeds from exercise of stock options	9,415	2,754	5,939

Net cash used by financing activities	(18,800)	(10,738)	(7,823)
Change in cash and cash equivalents	24,946	2,448	(3,087)
Cash and cash equivalents, beginning of year	8,103	5,655	8,742

Cash and cash equivalents, end of year	$33,049	$8,103	$5,655

NOTE 24.	RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Bank has made loans to its directors and executive officers (and their associated and affiliated companies). All such loans have been made on the same terms as those prevailing at the time of origination to other borrowers.
The following table presents a summary of aggregate activity involving related party borrowers for the years ended December 31, 2006 and 2005:

(in thousands)
	2006	2005

Loans outstanding at beginning of year	$11,730	$2,685
New loans and advances	3,776	10,559
Less loan repayments	(2,866)	(1,489)
Reclassification (1)	(449)	(25)

Loans outstanding at end of year	$12,191	$11,730

(1)	Several former directors and executive officers who were considered related parties at December 31, 2005 and 2004 were no longer so classified at December 31, 2006 and 2005, respectively.
At December 31, 2006 and 2005, deposits of related parties amounted to $10.2 million and $1.6 million, respectively.

NOTE 25.    QUARTERLY FINANCIAL INFORMATION (Unaudited)
The following tables present the summary results for the eight quarters ending December 31, 2006:

2006
(in thousands, except per share information)					Four
	December 31	September 30	June 30	March 31	Quarters

Interest income	$116,514	$114,738	$93,943	$80,746	$405,941
Interest expense	43,225	40,939	33,186	26,467	143,817

Net interest income	73,289	73,799	60,757	54,279	262,124
Provision for loan losses	125	2,352	54	21	2,552
Non-interest income	14,113	13,476	13,806	12,202	53,597
Non-interest expense (including merger expenses)	49,040	50,686	43,243	38,980	181,949

Income before income taxes and discontinued operations	38,237	34,237	31,266	27,480	131,220
Provision for income taxes	13,704	11,381	11,635	10,053	46,773

Income from continuing operations	24,533	22,856	19,631	17,427	84,447
Income from discontinued operations, net of tax	—	—	—	—	—

Net income	$24,533	$22,856	$19,631	$17,427	$84,447

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.42	$0.40	$0.40	$0.39
Income from discontinued operations, net of tax	—	—	—	—

Net income	$0.42	$0.40	$0.40	$0.39

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.42	$0.39	$0.40	$0.39
Income from discontinued operations, net of tax	—	—	—	—

Net income	$0.42	$0.39	$0.40	$0.39

Cash dividends declared per common share	$0.18	$0.18	$0.12	$0.12

Umpqua Holdings Corporation and Subsidiaries

2005
(in thousands, except per share information)					Four
	December 31	September 30	June 30	March 31	Quarters

Interest income	$76,918	$73,221	$67,663	$64,474	$282,276
Interest expense	22,369	19,420	16,581	14,624	72,994

Net interest income	54,549	53,801	51,082	49,850	209,282
Provision for loan losses	68	—	1,400	1,000	2,468
Non-interest income	11,474	13,782	11,924	10,602	47,782
Non-interest expense (including merger expenses)	38,117	37,083	36,421	35,435	147,056

Income before income taxes and discontinued operations	27,838	30,500	25,185	24,017	107,540
Provision for income taxes	9,051	10,577	9,179	8,998	37,805

Income from continuing operations	18,787	19,923	16,006	15,019	69,735
Income from discontinued operations, net of tax	—	—	—	—	—

Net income	$18,787	$19,923	$16,006	$15,019	$69,735

Basic earnings per share:
Income from continuing operations	$0.42	$0.45	$0.36	$0.34
Income from discontinued operations, net of tax	—	—	—	—

Net income	$0.42	$0.45	$0.36	$0.34

Diluted earnings per share:
Income from continuing operations	$0.42	$0.44	$0.36	$0.33
Income from discontinued operations, net of tax	—	—	—	—

Net income	$0.42	$0.44	$0.36	$0.33

Cash dividends declared per common share	$0.12	$0.08	$0.06	$0.06

NOTE 26.	SUBSEQUENT EVENTS
In January 2007, the Company announced the signing of a definitive agreement to acquire North Bay Bancorp and its principal operating subsidiary, The Vintage Bank, along with its Solano Bank division. The agreement provides for North Bay Bancorp shareholders to receive 1.217 shares of the Company’s common stock for each share of North Bay Bancorp common stock, subject to adjustment in limited circumstances, giving the acquisition a total value of approximately $156.2 million.
Upon completion of the acquisition expected in the second quarter of 2007, all the Vintage Bank and Solano Bank branches will operate under the Umpqua Bank name. The acquisition will add North Bay Bancorp’s network of 10 Northern California branches, including locations in the Napa area and in the communities of St. Helena, American Canyon, Vacaville, Benicia, Vallejo and Fairfield, to our network of 134 Northern California, Oregon and Washington locations and result in a combined institution with assets of approximately $8.0 billion.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.
ITEM 9A.    CONTROLS AND PROCEDURES.
On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b of the Securities Exchange Act of 1934. Our Disclosure Control Committee operates under a charter that was approved by our Audit and Compliance Committee. As of December 31, 2006, our management, including our Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us, that is required to be included in our periodic SEC filings.
Although we change and improve our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the fourth quarter 2006 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment and those criteria, we believe that, as of December 31, 2006, the company maintained effective internal control over financial reporting.
The company’s independent registered public accounting firm has audited management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2006 and issued their Report of Independent Registered Public Accounting Firm, appearing under Item 9A, which expresses unqualified opinions on management’s assessment and on the effectiveness of the company’s internal controls over financial reporting as of December 31, 2006.
February 28, 2007
ITEM 9B.    OTHER INFORMATION.
None.

Umpqua Holdings Corporation
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The response to this item is incorporated by reference to Umpqua’s Proxy Statement for the April 2007 annual meeting of shareholders under the captions “Annual Meeting Business”, “Information About Directors and Executive Officers”, “Corporate Governance Overview” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
ITEM 11.    EXECUTIVE COMPENSATION.
The response to this item is incorporated by reference to the Proxy Statement, under the captions “Executive Compensation Discussion and Analysis” and “Executive Compensation Decisions.”
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The response to this item is incorporated by reference to the Proxy Statement, under the caption “Security Ownership of Management and Others.”
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The response to this item is incorporated by reference to the Proxy Statement, under the caption “Related Party Transactions.”
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The response to this item is incorporated by reference to the Proxy Statement, under the caption “Independent Registered Public Accounting Firm.”

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
      (3) The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed on the Index of Exhibits to this annual report on Form 10-K on sequential page 91.

Umpqua Holdings Corporation
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Umpqua Holdings Corporation has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2007.
UMPQUA HOLDINGS CORPORATION (Registrant)

By: /s/ Raymond P. Davis Raymond P. Davis, President and Chief Executive Officer	Date: February 28, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raymond P. Davis Raymond P. Davis	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2007

/s/ Daniel A. Sullivan Daniel A. Sullivan	Executive Vice President Chief Financial Officer (Principal Financial Officer)	February 28, 2007

/s/ Ronald L. Farnsworth Ronald L. Farnsworth	Senior Vice President (Principal Accounting Officer)	February 28, 2007

/s/ Ronald F. Angell Ronald F. Angell	Director	February 28, 2007

/s/ Matthew A. Bruno Matthew A. Bruno	Director	February 28, 2007

Scott D. Chambers	Director	February 28, 2007

/s/ Allyn C. Ford Allyn C. Ford	Director	February 28, 2007

/s/ David B. Frohnmayer David B. Frohnmayer	Director	February 28, 2007

Signature	Title	Date

Stephen Gambee	Director	February 28, 2007

/s/ Dan Giustina Dan Giustina	Director	February 28, 2007

Diana E. Goldschmidt	Director	February 28, 2007

/s/ Lynn K. Herbert Lynn K. Herbert	Director	February 28, 2007

/s/ William A. Lansing William A. Lansing	Director	February 28, 2007

Theodore S. Mason	Director	February 28, 2007

/s/ Diane D. Miller Diane D. Miller	Director	February 28, 2007

Bryan L. Timm	Director	February 28, 2007

Thomas W. Weborg	Director	February 28, 2007

Umpqua Holdings Corporation
EXHIBIT INDEX

Exhibit

2.1	(a) Agreement and Plan of Reorganization by and among Umpqua Holdings Corporation, Umpqua Bank, Western Sierra Bancorp, Western Sierra Bank, Auburn Community Bank, Lake Community Bank and Central California Bank dated as of February 7, 2006
3.1	(b) Restated Articles of Incorporation
3.2	(c) Bylaws
4.0	(d) Specimen Stock Certificate
10.1	(e) Restated Supplemental Executive Retirement Plan effective January 1, 2006 between the Company and Raymond P. Davis
10.2	(f) Employment Agreement with William Fike dated May 12, 2005
10.3	(g) 2005 Executive Deferred Compensation Agreement with William Fike dated effective June 11, 2005
10.4	(h) Umpqua Holdings Corporation 2005 Performance-Based Executive Incentive Plan
10.5	(i) 2003 Stock Incentive Plan
10.6	(j) Amendment to Employment Agreement with William Fike
10.7	(k) Employment Agreement with Brad Copeland dated March 10, 2006
10.8	(l) Employment Agreement with David Edson dated March 10, 2006
10.9	(m) Employment Agreement with Daniel Sullivan dated September 15, 2003
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm— Moss Adams LLP
23.2	Consent of Independent Registered Public Accounting Firm— Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to Appendix A and Appendix B to the Joint Proxy Statement/ Prospectus included in the Registration Statement on Form S-4A filed April 13, 2006 (File No. 333-132453)

(b)	Incorporated by reference to Exhibit 3.1 to Form 10-Q filed August 7, 2006

(c)	Incorporated by reference to Exhibit 3.2 to Form 10-Q filed May 10, 2004

(d)	Incorporated by reference to the Registration Statement on Form S-8 (No. 333-77259) filed with the SEC on April 28, 1999

(e)	Incorporated by reference to Exhibit 10.1 to Form 10-K filed March 14, 2006

(f)	Incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 9, 2005

(g)	Incorporated by reference to Exhibit 10.2 to Form 10-Q filed August 9, 2005

(h)	Incorporated by reference to Appendix B to Form DEF 14A filed March 31, 2005

(i)	Incorporated by reference to Appendix A to Form DEF 14A filed March 27, 2003

(j)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed March 21, 2006.

(k)	Incorporated by reference to Exhibit 10.2 to Form 8-K filed March 21, 2006

(l)	Incorporated by reference to Exhibit 10.3 to Form 8-K filed March 21, 2006

(m)	Incorporated by reference to Exhibit 10.5 to Form 10-Q filed November 14, 2003