Form 10-Q
period 2007-03-31
UMPQUA HOLDINGS CORP
filed 2007-05-08
CIK 1077771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended: March 31, 2007

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
Common stock, no par value: 57,868,888 shares outstanding as of April 30, 2007

UMPQUA HOLDINGS CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except shares)

	March 31,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$140,986	$169,769
Temporary investments	87,877	165,879

Total cash and cash equivalents	228,863	335,648
Investment securities
Trading	3,010	4,204
Available for sale, at fair value	786,301	715,187
Held to maturity, at amortized cost	8,698	8,762
Loans held for sale	16,515	16,053
Loans and leases	5,392,137	5,361,862
Allowance for loan and lease losses	(60,263)	(60,090)

Net loans and leases	5,331,874	5,301,772

Restricted equity securities	15,510	15,255
Premises and equipment, net	100,189	101,830
Goodwill and other intangible assets, net	677,854	679,493
Mortgage servicing rights, net	9,524	9,952
Other assets	159,700	156,080

Total assets	$7,338,038	$7,344,236

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$1,180,536	$1,222,107
Interest bearing	4,650,369	4,618,187

Total deposits	5,830,905	5,840,294
Securities sold under agreements to repurchase	48,434	47,985
Term debt	7,461	9,513
Junior subordinated debentures, at fair value	100,076	—
Junior subordinated debentures, at amortized cost	105,480	203,688
Other liabilities	77,323	86,545

Total liabilities	6,169,679	6,188,025

COMMITMENTS AND CONTINGENCIES (NOTE 5)

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized; issued and outstanding: 58,223,810 in 2007 and 58,080,171 in 2006	933,064	930,867
Retained earnings	242,870	234,783
Accumulated other comprehensive loss	(7,575)	(9,439)

Total shareholders’ equity	1,168,359	1,156,211

Total liabilities and shareholders’ equity	$7,338,038	$7,344,236

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share amounts)

	Three months ended
	March 31,
	2007	2006
INTEREST INCOME
Interest and fees on loans	$103,981	$73,120
Interest and dividends on investment securities
Taxable	7,519	6,711
Exempt from federal income tax	1,228	744
Dividends	65	44
Interest on temporary investments	894	127

Total interest income	113,687	80,746

INTEREST EXPENSE
Interest on deposits	41,031	21,038
Interest on securities sold under agreements to repurchase and federal funds purchased	403	2,389
Interest on term debt	80	28
Interest on junior subordinated debentures	3,534	3,012

Total interest expense	45,048	26,467

Net interest income	68,639	54,279
PROVISION FOR LOAN AND LEASE LOSSES	83	21

Net interest income after provision for loan and lease losses	68,556	54,258

NON-INTEREST INCOME
Service charges on deposit accounts	7,052	5,484
Brokerage commissions and fees	2,417	2,368
Mortgage banking revenue, net	1,799	1,844
Net gain on sale of investment securities	5	—
Other income	2,363	2,506

Total non-interest income	13,636	12,202

NON-INTEREST EXPENSE
Salaries and employee benefits	28,269	21,801
Net occupancy and equipment	8,826	7,168
Communications	1,803	1,465
Marketing	847	1,325
Services	4,604	3,403
Supplies	780	629
Intangible amortization	1,143	547
Merger related expenses	554	251
Other expenses	3,186	2,391

Total non-interest expense	50,012	38,980

Income before income taxes	32,180	27,480
Provision for income taxes	11,518	10,053

Net income	$20,662	$17,427

Basic earnings per share	$0.36	$0.39
Diluted earnings per share	$0.35	$0.39
See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except shares)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total

BALANCE AT JANUARY 1, 2006	44,556,269	$564,579	$183,591	$(9,909)	$738,261
Net income			84,447		84,447
Other comprehensive loss, net of tax:
Unrealized gains on securities arising during the year				470	470

Comprehensive income					$84,917

Stock-based compensation		1,932			1,932
Stock repurchased and retired	(6,142)	(179)			(179)
Issuances of common stock under stock plans and related tax benefit	784,715	10,814			10,814
Stock issued in connection with acquisitions	12,745,329	353,721			353,721
Cash dividends ($0.60 per share)			(33,255)		(33,255)

Balance at December 31, 2006	58,080,171	$930,867	$234,783	$(9,439)	$1,156,211

BALANCE AT JANUARY 1, 2007	58,080,171	$930,867	$234,783	$(9,439)	$1,156,211
Adoption of fair value option — junior subordinated debentures			(2,064)		(2,064)
Net income			20,662		20,662
Other comprehensive loss, net of tax:
Unrealized gains on securities arising during the year				1,864	1,864

Comprehensive income					$22,526

Stock-based compensation		567			567
Stock repurchased and retired	(2,154)	(61)			(61)
Issuances of common stock under stock plans and related tax benefit	145,793	1,691			1,691
Cash dividends ($0.18 per share)			(10,511)		(10,511)

Balance at March 31, 2007	58,223,810	$933,064	$242,870	$(7,575)	$1,168,359

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three months ended
	March 31,
	2007	2006
Net income	$20,662	$17,427

Unrealized gains (losses) arising during the period on investment securities available for sale	3,107	(3,603)

Reclassification adjustment for gains realized in net income, (net of tax expense of $2,000 for the three months ended March 31, 2007)	(3)	—

Income tax (expense) benefit related to unrealized gains/losses on investment securities, available for sale	(1,240)	1,286

Net unrealized gains (losses) on investment securities available for sale	1,864	(2,317)

Comprehensive income	$22,526	$15,110

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three months ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,662	$17,427
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Restricted equity securities stock dividends	(55)	(44)
Amortization of investment premiums, net	319	293
Gain on sale of investment securities available-for-sale	(5)	—
Provision for loan and lease losses	83	21
Depreciation, amortization and accretion	2,507	3,248
Change in fair value of mortgage servicing rights	566	—
Change in fair value of trust preferred securities	(356)	—
Stock-based compensation	567	470
Net decrease in trading account assets	1,194	229
Origination of loans held for sale	(71,375)	(61,655)
Proceeds from sales of loans held for sale	70,963	58,869
Increase in mortgage servicing rights	(138)	(667)
Excess tax benefits from the exercise of stock options	(222)	(751)
Net increase in other assets	(5,598)	(2,684)
Net (decrease) increase in other liabilities	(6,389)	1,086

Net cash provided by operating activities	12,723	15,842

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(88,623)	—
Sales and maturities of investment securities available-for-sale	20,109	19,614
Maturities of investment securities held-to-maturity	57	1,045
Redemption of restricted equity securities	—	43
Net loan and lease originations	(35,208)	(182,141)
Proceeds from sales of loans	6,393	8,639
Proceeds from disposals of furniture and equipment	8	28
Purchases of premises and equipment	(2,558)	(2,588)
Sales of real estate owned	—	1,054

Net cash used by investing activities	(99,822)	(154,306)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposit liabilities	(9,208)	(56,610)
Net increase in Federal funds purchased	—	152,500
Net increase in securities sold under agreements to repurchase	449	6,625
Dividends paid on common stock	(10,476)	(5,352)
Excess tax benefits from the exercise of stock options	222	751
Proceeds from stock options exercised	1,427	1,339
Retirement of common stock	(61)	—
Repayment of term debt	(2,039)	(73)

Net cash (used) provided by financing activities	(19,686)	99,180

Net decrease in cash and cash equivalents	(106,785)	(39,284)
Cash and cash equivalents, beginning of period	335,648	161,754

Cash and cash equivalents, end of period	$228,863	$122,470

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$46,024	$26,241
Income taxes	$14,825	$4,100
See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 – Summary of Significant Accounting Policies
The accounting and financial reporting policies of Umpqua Holdings Corporation (referred to in this report as “we”, “our” or “the Company”) conform with accounting principles generally accepted in the United States of America. The accompanying interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Umpqua Bank (“Bank”), and Strand, Atkinson, Williams & York, Inc. (“Strand”). All material inter-company balances and transactions have been eliminated. The consolidated financial statements have not been audited. A more detailed description of our accounting policies is included in the 2006 Annual Report filed on Form 10-K. There have been no significant changes to these policies, except due to adoption of Statement of Financial Accounting Standards (“SFAS”) No. 156, Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, SFAS No. 157, Fair Value Measurements, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, and FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) during the quarter. The changes to accounting policies under these standards are described in detail in Notes 3, 4, 7 and 10. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the 2006 Annual Report filed on Form 10-K.
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
Note 2 – Business Combinations
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

(In thousands)

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

Additional adjustments to the purchase price allocation may be required, specifically related to other assets, taxes and compensation adjustments. At March 31, 2007, goodwill recorded in connection with the Western Sierra acquisition was $246.6 million. The $1.2 million decrease from June 2, 2006 is related primarily to the tax benefit of fully vested acquired options of $1.5 million, partially offset by asset write-offs and the recognition of unrecorded liabilities.
The core deposit intangible asset represents the value ascribed to the long-term deposit relationships acquired. This intangible asset is being amortized on a straight-line basis over a weighted average estimated useful life of ten years. The core deposit intangible asset is not estimated to have a significant residual value. Goodwill represents the excess of the total purchase price paid for Western Sierra over the fair values of the assets acquired, net of the fair values of liabilities assumed. Goodwill has been assigned to the Community Banking segment. Goodwill is not amortized, but is evaluated for possible impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. No impairment losses were recognized in connection with core deposit intangible or goodwill assets during the period from acquisition to March 31, 2007.
The following table presents unaudited pro forma results of operations for the three months ended March 31, 2006 as if the acquisition of Western Sierra had occurred on January 1, 2006. Any cost savings realized as a result of the Western Sierra merger are not reflected in the pro forma consolidated condensed statements of income. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisitions actually occurred on January 1, 2006:

Pro Forma Financial information — Unaudited
(in thousands, except per share data)

	Three Months Ended March 31, 2006
		Western	Pro Forma		Pro Forma
	Umpqua	Sierra	Adjustments		Combined
Net interest income	$54,279	$15,444	$1,937	(a)	$71,660
Provision for loan and lease losses	21	—	—		21
Non-interest income	12,202	3,151	—		15,353
Non-interest expense	38,980	11,216	(186	)(b)	50,010

Income before income taxes	27,480	7,379	2,123		36,982
Provision for income taxes	10,053	2,923	849	(c)	13,825

Net income	$17,427	$4,456	$1,274		$23,157

Earnings per share:
Basic	$0.39				$0.40
Diluted	$0.39				$0.40

Average shares outstanding:
Basic	44,658	7,808	4,763	(d)	57,229
Diluted	45,029	8,022	4,893	(d)	57,944

(a)	Consists of net accretion of fair value adjustments related to the Western Sierra acquisition.

(b)	Consists of merger related expenses of $251,000 at Umpqua and $667,000 at Western Sierra, partially offset by core deposit intangible amortization of $732,000.

(c)	Income tax effect of pro forma adjustments at 40%.

(d)	Additional shares issued at an exchange ratio of 1.61:1.
The following table summarizes activity in the Company’s accrued restructuring charges related to the Western Sierra acquisition which are recorded in other liabilities:
Accrued Restructuring Charges
(in thousands)

Three Months Ended
March 31, 2007
Beginning balance	$4,369
Additions:
Severance, retention and other compensation	141
Utilization:
Cash payments	(1,113)

Ending Balance	$3,397

No additional merger-related expenses are expected in connection with the Western Sierra or any other previous acquisition.
Note 3 – Mortgage Servicing Rights
SFAS No. 156, issued in March 2006, requires all separately recognized servicing assets and liabilities to be initially measured at fair value. In addition, entities are permitted to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess the rights for impairment. Beginning with the fiscal year in which an entity adopts SFAS No. 156, it may elect to subsequently measure a class of servicing assets and liabilities at fair value. The effect of remeasuring an existing class of servicing assets and liabilities at fair value is to be reported as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. For the Company, this standard became effective on January 1, 2007.
The Company determines its classes of servicing assets based on the asset type being serviced along with the methods used to manage the risk inherent in the servicing assets, which includes the market inputs used to value the servicing assets. The Company elected to measure its residential mortgage servicing assets at fair value subsequent to adoption. As the retrospective application of SFAS No. 156 is not permitted, there was no change to prior period financial statements. Since there was no difference between the carrying amount and fair value of the MSR on the date of adoption, there was also no cumulative effect adjustment to retained earnings.

Upon the change from the lower of cost or fair value accounting method to fair value accounting under SFAS No. 156, the calculation of amortization and the assessment of impairment were discontinued and the MSR valuation allowance was written off against the recorded value of the MSR. Those measurements have been replaced by fair value adjustments that encompass market-driven valuation changes and the runoff in value that occurs from the passage of time, which are each separately reported. Under the fair value method, the MSR, net, is carried in the balance sheet at fair value and the changes in fair value are reported in earnings under the caption mortgage banking revenue in the period in which the change occurs. Changes in the balance of the MSR were as follows:
Mortgage Servicing Rights
(in thousands)

	Three months ended
	March 31,
	2007	2006
Balance, beginning of period(1)	$9,952	$10,890
Additions for new mortgage servicing rights capitalized	138	667
Changes in fair value:
Due to changes in model inputs or assumptions(2)	(10)	—
Other(3)	(556)	—
Amortization of servicing rights	—	(321)
Impairment charge	—	(33)

Balance, end of period	$9,524	$11,203

Balance of loans serviced for others	$925,541	$1,014,680
MSR as a percentage of serviced loans	1.03%	1.10%

(1)	Represents fair value as of December 31, 2006. Represents amortized cost as of December 31, 2005, which approximated fair value.

(2)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(3)	Represents changes due to collection/realization of expected cash flows over time.
The amount of contractually specified servicing fees, late fees and ancillary fees earned were $625,000, $8,000 and $5,000, respectively, for the three months ended March 31, 2007 and are recorded in mortgage banking revenue on the consolidated statements of income.
Retained mortgage servicing rights are measured at fair values as of the date of sale. We use quoted market prices when available. Subsequent fair value measurements are determined using a discounted cash flow model. In order to determine the fair value of the MSR, the present value of expected future cash flows are estimated. Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income. This model is periodically validated by an independent external model validation group. The model assumptions and the MSR fair value estimates are also compared to observable trades of similar portfolios as well as to MSR broker valuations and industry surveys. Key assumptions used in measuring the fair value of MSR as of March 31, 2007 were as follows:

Constant prepayment rate	13.90%
Discount rate	8.80%
Weighted average life (years)	5.49
The expected life of the loan can vary from management’s estimates due to prepayments by borrowers, especially when rates fall. Prepayments in excess of management’s estimates would negatively impact the recorded value of the mortgage servicing rights. The value of the mortgage servicing rights is also dependent upon the discount rate used in the model, which we base on current market rates. A significant increase in the discount rate would reduce the value of mortgage servicing rights.
Note 4 – Junior Subordinated Debentures
As of March 31, 2007, the Company had 14 wholly-owned trusts (“Trusts”) that were formed to issue trust preferred securities and related common securities of the Trusts and are not consolidated. Five Trusts, representing aggregate total obligations of approximately $58.9 million (fair value of approximately $68.6 million as of the merger date), were assumed in connection with the Humboldt merger. Four Trusts, representing aggregate total obligations of approximately $37.1 million (fair value of approximately $38.7 million as of the merger date), were assumed in connection with the Western Sierra merger. Following is information about the Trusts as of March 31, 2007:

Junior Subordinated Debentures
(in thousands)

		Issued	Carrying		Effective
Trust Name	Issue Date	Amount	Value (1)	Rate (2)	Rate (3)	Maturity Date	Redemption Date
Umpqua Holdings Statutory Trust I	September 2002	$25,774	$26,030	Floating (4)	6.92%	September 2032	September 2007
Umpqua Statutory Trust II	October 2002	20,619	21,117	Floating (5)	6.94%	October 2032	October 2007
Umpqua Statutory Trust III	October 2002	30,928	31,651	Floating (6)	6.94%	November 2032	November 2007
Umpqua Statutory Trust IV	December 2003	10,310	10,708	Floating (7)	6.94%	January 2034	January 2009
Umpqua Statutory Trust V	December 2003	10,310	10,570	Floating (7)	6.93%	March 2034	March 2009
HB Capital Trust I	March 2000	5,310	6,594	10.875%	7.91%	March 2030	March 2010
Humboldt Bancorp Statutory Trust I	February 2001	5,155	6,081	10.200%	8.01%	February 2031	February 2011
Humboldt Bancorp Statutory Trust II	December 2001	10,310	11,633	Floating (8)	7.47%	December 2031	December 2006
Humboldt Bancorp Staututory Trust III	September 2003	27,836	31,476	6.75% (9)	5.02%	September 2033	September 2008
CIB Capital Trust	November 2002	10,310	11,427	Floating (6)	7.56%	November 2032	November 2007
Western Sierra Statutory Trust I	July 2001	6,186	6,421	Floating (10)	6.79%	July 2031	July 2006
Western Sierra Statutory Trust II	December 2001	10,310	10,700	Floating (8)	6.80%	December 2031	December 2006
Western Sierra Statutory Trust III	September 2003	10,310	10,574	Floating (11)	6.81%	September 2033	September 2008
Western Sierra Statutory Trust IV	September 2003	10,310	10,574	Floating (11)	6.81%	September 2033	September 2008

	Total	$193,978	$205,556

(1)	Includes purchase accounting adjustments, net of accumulated amortization, for junior subordinated debentures assumed in connection with the Humboldt and Western Sierra mergers as well as fair value adjustment pursuant to the adoption of SFAS No. 159 related to Umpqua statutory trusts.

(2)	Contractual interest rate of junior subordinated debentures.

(3)	Effective interest rate as of March 2007, including impact of purchase accounting amortization.

(4)	Rate based on LIBOR plus 3.50%, adjusted quarterly.

(5)	Rate based on LIBOR plus 3.35%, adjusted quarterly.

(6)	Rate based on LIBOR plus 3.45%, adjusted quarterly.

(7)	Rate based on LIBOR plus 2.85%, adjusted quarterly.

(8)	Rate based on LIBOR plus 3.60%, adjusted quarterly.

(9)	Rate fixed for 5 years from issuance, then adjusted quarterly thereafter based on LIBOR plus 2.95%.

(10)	Rate based on LIBOR plus 3.58%, adjusted quarterly.

(11)	Rate based on LIBOR plus 2.90%, adjusted quarterly.
The $205.6 million of junior subordinated debentures issued to the Trusts as of March 31, 2007 ($203.7 million as of December 31, 2006) are reflected as junior subordinated debentures in the consolidated balance sheets. The common stock issued by the Trusts is recorded in other assets in the consolidated balance sheets, and totaled $5.8 million at March 31, 2007 and December 31, 2006.
All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of March 31, 2007, under guidance issued by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Effective April 11, 2005, the Federal Reserve Board adopted a rule that permits the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. Under the Federal Reserve Board rule, after a five-year transition period ending March 31, 2009, the aggregate amount of trust preferred securities and certain other restricted core capital elements is limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. The Company includes all currently issued trust preferred securities in Tier 1 capital. There can be no assurance that the Federal Reserve Board will not further limit the amount of trust preferred securities permitted to be included in Tier 1 capital for regulatory capital purposes.
Effective January 1, 2007, the Company adopted SFAS No. 159 and SFAS No. 157. See Note 10 for additional information on SFAS No. 157. SFAS No. 159 allows companies to measure at fair value most financial assets and liabilities that are currently required to be measured in a different manner, such as at amortized cost. Following the initial fair value measurement date, ongoing unrealized gains and losses on items for which fair value reporting has been elected are reported in earnings at each subsequent reporting date. Under SFAS No. 159, fair value reporting may be elected on an instrument-by-instrument basis, and thus companies may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principals (“GAAP”).
Umpqua selected the fair value measurement option for certain pre-existing junior subordinated debentures of $97.9 million (the Umpqua Statutory Trusts). The remaining junior subordinated debentures were acquired through business combinations and were measured at fair value at the time of acquisition. Accounting for the selected junior subordinated debentures at fair value enables us to more closely align our financial performance with the economic value of those liabilities. Additionally, we believe our adoption of the standard will have a positive impact on our ability to manage the market and interest rate risks associated with the junior subordinated debentures, and potentially benefit net interest income, net income and earnings per common share during the remainder of 2007, as well as future periods. The junior subordinated debentures measured at fair value and amortized cost have been presented as separate line items on the balance sheet. We use a discounted cash flow model to determine the fair value of the junior subordinated debentures using market discount rate assumptions.
Retained earnings as of January 1, 2007 were reduced by $2.1 million, net of tax, as a result of the fair value election, as shown below:
(in thousands)

	Balance Sheet	Net Gain/	Balance Sheet
	prior to	(Loss) upon	After
	Adoption	Adoption	Adoption
Other assets (1)	$1,934	$(1,934)	$—
Junior subordinated debentures	97,941	(2,491)	100,432
Other liabilities (2)	984	984	—

Pretax cumulative effect of adoption of the fair value option		(3,441)
Increase in deferred tax asset		1,377

Cumulative effect of adoption of the fair value option (charged to retained earnings)		$(2,064)

(1)	Consists of issuance costs related to junior subordinated debentures for which fair value option was elected.

(2)	Consists of accrued interest related to junior subordinated debentures for which fair value option was elected.
The gains and losses described in the table above will not be recognized in earnings based upon application of SFAS No. 159. Regulatory capital will be reduced by the adjustment to retained earnings. However, the Company’s capital significantly exceeds the capital levels required to be classified as well-capitalized, and the reduction in retained earnings resulting from the adoption of SFAS No. 159 will have minimal effect on the Company’s current regulatory capital ratios.
As a result of the fair value measurement election for the above financial instruments, we recorded gains of $329,000 for the three months ended March 31, 2007 resulting from the change in fair value of the junior subordinated debentures recorded at fair value from the election date of January 1, 2007 to March 31, 2007. These gains were recorded as an offset to interest expense on junior subordinated debentures, which is recorded on an accrual basis. The junior subordinated debentures recorded at fair value of $100.1 million had contractual unpaid principal amounts of $97.9 million outstanding as of March 31, 2007.
Note 5 – Commitments and Contingencies
Lease Commitments — The Company leases 110 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times upon expiration.
Rent expense for the three months ended March 31, 2007 and 2006 was $2.8 million and $2.0 million, respectively. Rent expense was offset by rent income of $143,000 and $55,000 for the three months ended March 31, 2007 and 2006, respectively.
Financial Instruments with Off-Balance-Sheet Risk — The Company’s financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank’s business and involve elements of credit, liquidity and interest rate risk. The following table presents a summary of the Bank’s commitments and contingent liabilities as of March 31, 2007:
(in thousands)

As of March 31, 2007
Commitments to extend credit	$1,427,583
Commitments to extend overdrafts	$170,183
Commitments to originate loans held-for-sale	$40,980
Forward sales commitments	$18,000
Standby letters of credit	$44,673
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
The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position. There were no counterparty default losses on forward contracts in the three months ended March 31, 2007 and 2006. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At March 31, 2007, the Bank had commitments to originate mortgage loans held for sale totaling $41.0 million with a net fair value liability of approximately $24,000. As of that date, it also had forward sales commitments of $18.0 million with a net fair value liability of $19,000. The Bank recorded a loss of $10,000 and a gain of $27,000 related to its commitments to originate mortgage loans and related forward sales commitments in the three months ended March 31, 2007 and 2006, respectively.
Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank has not been required to perform on any financial guarantees and did not incur any losses in connection with standby letters of credit during the three months ended March 31, 2007 and 2006. At March 31, 2007, approximately $22.9 million of standby letters of credit expire within one year, and $21.8 million expire thereafter. Upon issuance, the Company recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. Fees are recognized ratably over the term of the standby letter of credit. The fair value of guarantees associated with standby letters of credit was $318,000 as of March 31, 2007.
At March 31, 2007, the reserve for unfunded commitments, which is included in other liabilities on the consolidated balance sheet, was approximately $1.2 million. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amounts of commitments, loss experience, and economic conditions.
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
Concentrations of Credit Risk — The Company grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington and California. In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 81% of the Company’s loan and lease portfolio at March 31, 2007, and December 31, 2006, respectively. Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the repayment of these loans. Personal and business income represent the primary source of repayment for a majority of these loans.
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
Note 6 – Stock-Based Compensation
The compensation cost related to stock options, including costs related to unvested options assumed in connection with acquisitions, (included in salaries and employee benefits) was $337,000 and $367,000 for the three months ended March 31, 2007 and 2006, respectively. The total income tax benefit recognized in the income statement related to stock options was $135,000 and $146,000 for the three months ended March 31, 2007 and 2006, respectively.
The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model using assumptions noted in the following table:

	Three months ended March 31,
	2007	2006
Dividend yield	3.29%	2.68%
Expected life (years)	6.2	6.4
Expected volatility	34%	35%
Risk-free rate	4.46%	4.30%
Weighted average grant date fair value of options granted	$7.49	$9.18
The following table summarizes information about stock option activity for the three months ended March 31, 2007:
(In thousands, except per share data)

	Three months ended March 31, 2007
			Weighted-Avg
	Options	Weighted-Avg	Remaining Contractual	Aggregate
	Outstanding	Exercise Price	Term (Years)	Intrinsic Value
Balance, beginning of period	1,807	$14.78
Granted	50	$26.12
Exercised	(129)	$11.04
Forfeited/expired	(1)	$14.25

Balance, end of period	1,727	$15.39	5.52	$19,698

Options exercisable at end of period	1,264	$12.75	4.74	$17,727

The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of options exercised during the three months ended March 31, 2007 and 2006 was $2.3 million and $3.3 million, respectively. During the three months ended March 31, 2007 and 2006, the amount of cash received from the exercise of stock options was $1.4 million and $1.3 million, respectively. As of March 31, 2007, there was $2.8 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.7 years.
The compensation cost related to restricted stock that has been charged against income (included in salaries and employee benefits) was $230,000 and $103,000 for the three months ended March 31, 2007 and 2006, respectively. The total income tax benefit recognized in the income statement related to restricted stock was $92,000 and $41,000 for the three months ended March 31, 2007 and 2006, respectively. The following table summarizes information about non-vested restricted shares as of March 31, 2007 and changes for the three months ended March 31, 2007:

(In thousands, except per share data)

	Three months ended March 31, 2007
	Restricted
	Shares	Average Grant
	Outstanding	Date Fair Value
Balance, beginning of period	122	$26.36
Granted	72	$28.09
Vested	(16)	$28.03
Forfeited/expired	(6)	$26.73

Balance, end of period	172	$26.91

The total fair value of shares vested during the three months ended March 31, 2007 was $469,000. No shares vested in the three months ended March 31, 2006. As of March 31, 2007, there was $3.9 million of total unrecognized compensation cost related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 3.9 years.
For the three months ended March 31, 2007 and 2006, the Company received income tax benefits of $1.0 million and $1.2 million, respectively, related to the exercise of non-qualified employee stock options, disqualifying dispositions in the exercise of incentive stock options and the vesting of restricted shares. In the three months ended March 31, 2007 and 2006, the cash flows from excess tax benefits (tax benefits resulting from tax deductions in excess of the compensation cost recognized) classified as financing cash flows were $222,000 and $751,000, respectively. The remaining cash flows from tax benefits were recognized as operating cash flows.
Note 7 – Income Taxes
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as the Oregon and California state jurisdictions. The company is no longer subject to U.S. federal or state and local tax examinations by tax authorities for years before 2003. The Internal Revenue Service concluded an examination of the Company’s U.S. income tax returns for 2003 and 2004 in the second quarter of 2006. The results of the examination had no significant impact on the financial statements.
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized tax benefits. Accrued interest related to unrecognized tax benefits is recognized in tax expense.
Note 8 – Per Share Information
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
The following is a computation of basic and diluted earnings per share for the three months ended March 31, 2007 and 2006:

Earnings Per Share
(in thousands, except per share data)

	Three months ended
	March 31,
	2007	2006
Basic earnings per share:
Weighted average shares outstanding	58,176	44,658
Net income	$20,662	$17,427
Basic earnings per share	$0.36	$0.39

Diluted earnings per share:
Weighted average shares outstanding	58,176	44,658
Net effect of the assumed exercise of stock options and vesting of restricted shares, based on the treasury stock method	654	371

Total weighted average shares and common stock equivalents outstanding	58,830	45,029

Net income	$20,662	$17,427
Diluted earnings per share	$0.35	$0.39
Note 9 – Segment Information
The Company operates three primary segments: Community Banking, Mortgage Banking and Retail Brokerage. The Community Banking segment’s principal business focus is the offering of loan and deposit products to its business and retail customers in its primary market areas. As of March 31, 2007, the Community Banking segment operated 134 stores located principally throughout Oregon, Northern California and Washington.
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
Summarized financial information concerning the Company’s reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:
Segment Information
(in thousands)

	Three Months Ended March 31, 2007
	Community	Retail	Mortgage
	Banking	Brokerage	Banking	Consolidated

Interest income	$109,469	$15	$4,203	113,687
Interest expense	42,129	—	2,919	45,048

Net interest income	67,340	15	1,284	68,639
Provision for loan and lease losses	83	—	—	83
Non-interest income	9,207	2,540	1,889	13,636
Non-interest expense	44,621	2,455	2,382	49,458
Merger-related expense	554	—	—	554

Income before income taxes	31,289	100	791	32,180
Provision for income taxes	11,166	36	316	11,518

Net income	$20,123	$64	$475	$20,662

(in thousands)

	Three Months Ended March 31, 2006
	Community	Retail	Mortgage
	Banking	Brokerage	Banking	Consolidated

Interest income	$79,270	$22	$1,454	$80,746
Interest expense	25,396	—	1,071	26,467

Net interest income	53,874	22	383	54,279
Provision for loan and lease losses	21	—	—	21
Non-interest income	7,950	2,477	1,775	12,202
Non-interest expense	34,170	2,576	1,983	38,729
Merger-related expense	251	—	—	251

Income before income taxes	27,382	(77)	175	27,480
Provision for income taxes	9,981	—	72	10,053

Net income	$17,401	$(77)	$103	$17,427

(in thousands)

	March 31, 2007
	Community	Retail	Mortgage
	Banking	Brokerage	Banking	Consolidated

Total assets	$7,097,191	$7,460	$233,387	$7,338,038
Total loans	$5,185,882	$—	$206,255	$5,392,137
Total deposits	$5,822,086	$—	$8,819	$5,830,905
(in thousands)

	December 31, 2006
	Community	Retail	Mortgage
	Banking	Brokerage	Banking	Consolidated

Total assets	$7,087,227	$7,656	$249,353	$7,344,236
Total loans	$5,139,818	$—	$222,044	$5,361,862
Total deposits	$5,834,835	$—	$5,459	$5,840,294
Note 10 – Fair Value Measurement
SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurement. Upon adoption of SFAS No. 157, there was no cumulative effect adjustment to beginning retained earnings and no impact on the financial statements in the first quarter of 2007.
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2007, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

(in thousands)

		Fair Value Measurements
		at March 31, 2007, Using
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	March 31, 2007	(Level 1)	(Level 2)	(Level 3)
Trading securities	$3,010	$3,010
Available-for-sale securities	786,301	786,301
Mortgage Servicing Rights	9,524		9,524

Total assets measured at fair value	$798,835	$789,311	$9,524	$—

Junior subordinated debentures, at fair value	$100,076		$100,076

Total liabilities measured at fair value	$100,076	$—	$100,076	$—

The following methods were used to estimate the fair value of each class of financial instrument above:
Securities - Fair values for investment securities are based on quoted market prices.
Mortgage Servicing Rights — The fair value of mortgage servicing rights is estimated using a discounted cash flow model.
Junior Subordinated Debentures—The fair value of junior subordinated debentures is estimated using a discounted cash flow model.
Note 11 — Subsequent Events
The Company completed the acquisition of North Bay Bancorp and its principal operating subsidiary, The Vintage Bank, along with its Solano Bank division on April 26, 2007. North Bay Bancorp shareholders received 1.228 shares of the Company’s common stock for each share of North Bay Bancorp common stock, giving the acquisition a total value of approximately $142.8 million.
Upon completion of the acquisition, all the Vintage Bank and Solano Bank branches operate under the Umpqua Bank name. The acquisition has added North Bay Bancorp’s network of 10 Northern California branches, including locations in the Napa area and in the communities of St. Helena, American Canyon, Vacaville, Benicia, Vallejo and Fairfield, to our network of 134 Northern California, Oregon and Washington locations and has resulted in a combined institution with assets of approximately $8.1 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Report contains certain forward-looking statements, which are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. These statements may include statements that expressly or implicitly predict future results, performance or events. All statements other than statements of historical fact are forward-looking statements. In addition, the words “anticipates,” “expects,” believes,” “estimates” and “intends” and words or phrases of similar meaning identify forward-looking statements. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the control of Umpqua. Risks and uncertainties include those set forth in filings with the SEC and the following:
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
General
Umpqua Holdings Corporation (referred to in this report as “we,” “our,” “Umpqua,” and “the Company”), an Oregon corporation, is a financial holding company with two principal operating subsidiaries, Umpqua Bank (the “Bank”) and Strand, Atkinson, Williams and York, Inc. (“Strand”).
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
Executive Overview
Highlights for the first quarter of 2007 were as follows:
•	In January, we announced the signing of a definitive agreement to acquire North Bay Bancorp (“North Bay”) and its principal operating subsidiary, the Vintage Bank, along with its Solano Bank division. The acquisition was completed on April 26, 2007, and resulted in a combined institution with assets of approximately $8.1 billion.

•	Credit quality continued to be strong. With net recoveries of $90,000 during the quarter and strong credit quality, there was no substantial provision for credit losses in the three months ended March 31, 2007.

•	Total gross loans and leases were $5.4 billion as of March 31, 2007 and December 31, 2006, an increase of $30.3 million or 1%. The pace of loan growth slowed from prior periods primarily due to pay-downs of construction loans in California as projects closed, and an overall downturn in the Northern California market.

•	Total deposits were $5.8 billion as of March 31, 2007 and December 31, 2006, a decrease of $9.4 million. This is consistent with seasonal declines and the competitive deposit environment.

•	Total consolidated assets were $7.3 billion as of March 31, 2007 and December 31, 2006.

•	Net interest margin decreased to 4.49% for the three months ended March 31, 2007, compared to 4.69% for the same period a year ago. The decrease in net interest margin resulted from increases in short-term market interest rates and the competitive climate, with the cost of deposits increasing more than the yield on interest-earning assets.

•	Net income per diluted share was $0.35 for the three months ended March 31, 2007, as compared to $0.39 per diluted share earned in the three months ended March 31, 2006.

•	Cash dividends declared in the first quarter of 2007 were $0.18 per share which was comparable to the fourth quarter of 2006 but an increase of 50% from the $0.12 declared in the first quarter of 2006.
Summary of Critical Accounting Policies
Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2006 included in the Form 10-K filed with the Securities and Exchange Commission (‘SEC”) on March 1, 2007. Not all of these critical accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes that the following policies would be considered critical under the SEC’s definition.
Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments
The Bank performs regular credit reviews of the loan and lease portfolio to determine the credit quality of the portfolio and the adherence to underwriting standards. When loans and leases are originated, they are assigned a risk rating from 1 to 10 that is assessed periodically during the term of the loan through the credit review process. The 10 risk rating categories are a primary factor in determining an appropriate amount for the allowance for loan and lease losses. The Bank has a management Allowance for Loan and Lease Losses (“ALLL”) Committee, which is responsible for, among other things, regular review of the ALLL methodology, including loss factors, and ensuring that it is designed and applied in accordance with generally accepted accounting principles. The ALLL Committee reviews loans that have been placed on non-accrual status and approves placing loans on impaired status. The ALLL Committee also approves removing loans that are no longer impaired from impairment and non-accrual status. The Bank’s Audit and Compliance Committee provides board oversight of the ALLL process and reviews and approves the ALLL methodology on a quarterly basis.
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
Management believes that the ALLL was adequate as of March 31, 2007. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 81% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses.
Mortgage Servicing Rights
Retained mortgage servicing rights are measured by allocating the carrying value of the loans between the assets sold and the interest retained, based on their relative fair values at the date of the sale. Subsequent fair value measurements are determined using a discounted cash flow model. The expected life of the loan can vary from management’s estimates due to prepayments by borrowers, especially when interest rates fall. Prepayments in excess of management’s estimates would negatively impact the recorded value of the mortgage servicing rights. The value of the mortgage servicing rights is also dependent upon the discount rate used in the model. Management reviews this rate on an ongoing basis based on current market rates. A significant increase in the discount rate would reduce the value of mortgage servicing rights.
Upon adoption of Statement of Financial Accounting Standards (“SFAS”) No. 156, Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 156”) on January 1, 2007, the Company has elected to measure its residential mortgage servicing assets at fair value. Upon the change from the lower of cost or fair value accounting method to fair value accounting under SFAS No. 156, the calculation of amortization and the assessment of impairment were discontinued. Additional information is included in Note 3 of the Notes to Condensed Consolidated Financial Statements.
Valuation of Goodwill and Intangible Assets
At March 31, 2007, we had $677.9 million in goodwill and other intangible assets as a result of business combinations. Goodwill and other intangibles with indefinite lives are not amortized but instead are periodically tested for impairment. Management performs an impairment analysis for the intangible assets with indefinite lives on a quarterly basis and determined that there was no impairment as of March 31, 2007. The valuation is based on discounted cash flows or observable market prices on a segment basis. A 10% or 20% decrease in market price is not expected to result in an impairment. If impairment was deemed to exist, a write down of the asset would occur with a charge to earnings.
Stock-based Compensation
Effective January 1, 2006, we adopted the provisions of SFAS No. 123R, Share Based Payment, a revision to the previously issued guidance on accounting for stock options and other forms of equity-based compensation. SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. Management assumptions utilized at the time of grant impact the fair value of the option calculated under the Black-Scholes methodology, and ultimately, the expense that will be recognized over the life of the option. Additional information is included in Note 6 of the Notes to Condensed Consolidated Financial Statements.
Fair Value
Effective January 1, 2007, we adopted SFAS No. 157, Fair Value Measurements, which among other things, requires enhanced disclosures about financial instruments carried at fair value. SFAS No. 157 establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. See Note 10 of the Notes to Condensed Consolidated Financial Statements for additional information about the level of pricing transparency associated with financial instruments carried at fair value.
The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction.
RESULTS OF OPERATIONS
OVERVIEW
For the three months ended March 31, 2007, net income was $20.7 million, or $0.35 per diluted share, as compared to $17.4 million, or $0.39 per diluted share for the three months ended March 31, 2006. The improvement in net income for the three months ended

March 31, 2007 is principally attributable to improved net interest income, partially offset by increased operating expenses. We completed the acquisition of Western Sierra Bancorp on June 2, 2006 and the results of the acquired operations are only included in our financial results starting on June 3, 2006.
We incur significant expenses related to the completion and integration of mergers. Accordingly, we believe that our operating results are best measured on a comparative basis excluding the impact of merger-related expenses, net of tax. We define operating income as income before merger related expenses, net of tax, and we calculate operating income per diluted share by dividing operating income by the same diluted share total used in determining diluted earnings per share over the prior year (see Note 8 of the Notes to Condensed Consolidated Financial Statements). Operating income and operating income per diluted share are considered “non-GAAP” financial measures. Although we believe the presentation of non-GAAP financial measures provides a better indication of our operating performance, readers of this report are urged to review the GAAP results as presented in the Condensed Consolidated Financial Statements.
The following table presents a reconciliation of operating income and operating income per share to net income and net income per share for the three months ended March 31, 2007 and 2006:
Reconciliation of Operating Income to Net Income
(in thousands, except per share data)

	Three months ended
	March 31,
	2007	2006
Net income	$20,662	$17,427
Merger-related expenses, net of tax	332	151

Operating income	$20,994	$17,578

Per diluted share:
Net income	$0.35	$0.39
Merger-related expenses, net of tax	0.01	—

Operating income	$0.36	$0.39

The following table presents the returns on average assets, average shareholders’ equity and average tangible shareholders’ equity for the three months ended March 31, 2007 and 2006. For each of the periods presented, the table includes the calculated ratios based on reported net income and operating income as shown in the Table above. Our return on average shareholders’ equity is negatively impacted as the result of capital required to support goodwill. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger-related intangible assets, we believe it beneficial to also consider the return on average tangible shareholders’ equity. The return on average tangible shareholders’ equity is calculated by dividing net income by average shareholders’ equity less average intangible assets. The return on average tangible shareholders’ equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average shareholders’ equity.

Returns on Average Assets, Shareholders’ Equity and Tangible Shareholders’ Equity
(dollars in thousands)

	Three months ended
	March 31,
	2007	2006
Returns on average assets:
Net income	1.15%	1.31%
Operating income	1.17%	1.32%

Returns on average shareholders’ equity:
Net income	7.22%	9.50%
Operating income	7.33%	9.58%

Returns on average tangible shareholders’ equity:
Net income	17.36%	21.04%
Operating income	17.64%	21.22%

Calculation of average tangible shareholders’ equity:
Average shareholders’ equity	$1,161,185	$744,190
Less: average intangible assets	(678,577)	(408,212)

Average tangible shareholders’ equity	$482,608	$335,978

NET INTEREST INCOME
Net interest income is the largest source of our operating income. Net interest income for the three months ended March 31, 2007 was $68.6 million, an increase of $14.4 million, or 26% over the same period in 2006. This increase over the same period in 2006 is attributable to growth in outstanding average interest-earning assets, primarily loans and leases, partially offset by both growth in interest-bearing liabilities, primarily money-market and time deposits, and a decrease in net interest margin. The Western Sierra merger, which was completed on June 2, 2006, contributed to the increase in interest-earning assets and interest-bearing liabilities. The fair value of interest-earning assets acquired on that date totaled $1.1 billion, and interest-bearing liabilities totaled $1.1 billion.
The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax-equivalent basis was 4.49% for the three months ended March 31, 2007, a decrease of 20 basis points as compared to the same period in 2006. This decrease is primarily due to increases in short-term market rates which led to an increase in deposit and borrowing costs. The increased yield on interest-earning assets of 46 basis points in the three months ended March 31, 2007 was more than offset by the increase in our interest expense to earning assets which increased by 66 basis points in the three months ended March 31, 2007.
Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds. The following table presents condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three months ended March 31, 2007 and 2006:

Average Rates and Balances
(dollars in thousands)

	Three months ended			Three months ended
	March 31, 2007			March 31, 2006
		Interest	Average		Interest	Average
	Average	Income or	Yields	Average	Income or	Yields
	Balance	Expense	or Rates	Balance	Expense	or Rates

INTEREST-EARNING ASSETS:
Loans and leases (1)	$5,398,962	$103,981	7.81%	$4,025,130	$73,120	7.37%
Taxable securities	658,694	7,584	4.61%	608,211	6,755	4.44%
Non-taxable securities (2)	118,808	1,749	5.89%	76,525	1,070	5.59%
Temporary investments (3)	68,706	894	5.28%	12,038	127	4.28%

Total interest earning assets	6,245,170	114,208	7.42%	4,721,904	81,072	6.96%
Allowance for credit losses	(60,180)			(43,842)
Other assets	1,071,798			733,357

Total assets	$7,256,788			$5,411,419

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	$2,849,762	$20,783	2.96%	$2,108,789	$10,829	2.08%
Time deposits	1,745,615	20,248	4.70%	1,134,994	10,209	3.65%
Securities sold under agreements to repurchase and federal funds purchased	54,489	403	3.00%	233,860	2,389	4.14%
Term debt	8,639	80	3.76%	3,138	28	3.62%
Junior subordinated debentures	206,039	3,534	6.96%	165,703	3,012	7.37%

Total interest-bearing liabilities	4,864,544	45,048	3.76%	3,646,484	26,467	2.94%
Non-interest-bearing deposits	1,158,203			968,506
Other liabilities	72,856			52,239

Total liabilities	6,095,603			4,667,229
Shareholders’ equity	1,161,185			744,190

Total liabilities and shareholders’ equity	$7,256,788			$5,411,419

NET INTEREST INCOME (2)		$69,160			$54,605

NET INTEREST SPREAD			3.66%			4.02%

AVERAGE YIELD ON EARNING ASSETS (1), (2)			7.42%			6.96%

INTEREST EXPENSE TO EARNING ASSETS			2.93%			2.27%

NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			4.49%			4.69%

(1)	Non-accrual loans and mortgage loans held for sale are included in the average balance.

(2)	Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $521,000 and $326,000 for the three months ended March 31, 2007 and 2006, respectively.

(3)	Temporary investments include federal funds sold and interest-bearing deposits at other banks.
The following table sets forth a summary of the changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three months ended March 31, 2007 as compared to the same period in 2006. Changes in interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Rate/Volume Analysis
(in thousands)

	THREE MONTHS ENDED MARCH 31,
	2007 COMPARED TO 2006
	INCREASE (DECREASE) IN INTEREST
	INCOME AND EXPENSE DUE TO
	CHANGES IN
	VOLUME	RATE	TOTAL

INTEREST-EARNING ASSETS:
Loans and leases	$26,234	$4,627	$30,861
Taxable securities	575	254	829
Non-taxable securities (1)	619	60	679
Temporary investments	730	37	767

Total (1)	28,158	4,978	33,136

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	4,533	5,421	9,954
Time deposits	6,527	3,512	10,039
Repurchase agreements and federal funds	(1,461)	(525)	(1,986)
Term debt	51	1	52
Junior subordinated debentures	700	(178)	522

Total	10,350	8,231	18,581

Net increase in net interest income (1)	$17,808	$(3,253)	$14,555

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.
PROVISION FOR LOAN AND LEASE LOSSES
The provision for loan and lease losses was $83,000 for the three months ended March 31, 2007, compared $21,000 for the same period in 2006. The provision related entirely to customer overdraft activity. No additional provision was required as asset quality trends remained strong and net recoveries of $90,000 were recorded in the quarter. As a percentage of average outstanding loans and leases, the provision for loan and lease losses recorded for the three months ended March 31, 2007 was 0.01%.
The provision for loan and lease losses is based on management’s evaluation of inherent risks in the loan portfolio and a corresponding analysis of the allowance for loan and lease losses. Additional discussion on loan quality and the allowance for loan and lease losses is provided under the heading Asset Quality and Non-Performing Assets below.
NON-INTEREST INCOME
Non-interest income in the three months ended March 31, 2007 was $13.6 million, an increase of $1.4 million, or 12%, as compared to the same period in 2006. The following table presents the key components of non-interest income for the three months ended March 31, 2007 and 2006:

Non-Interest Income
(in thousands)

	Three months ended
	March 31,
			Change	Change
	2007	2006	Amount	Percent
Service charges on deposit accounts	$7,052	$5,484	$1,568	29%
Brokerage commissions and fees	2,417	2,368	49	2%
Mortgage banking revenue, net	1,799	1,844	(45)	-2%
Net (loss) gain on sale of investment securities	5	—	5	NM
Other income	2,363	2,506	(143)	-6%

Total	$13,636	$12,202	$1,434	12%

NM — Not meaningful
The increase in deposit service charges in the three months ended March 31, 2007 over the same period in 2006 is principally attributable to increased volume of deposit accounts as a result of the Western Sierra acquisition. Brokerage commission and fees were relatively unchanged as compared to the first quarter of 2006. The mortgage banking revenue decline related primarily to reduced fair value of mortgage servicing rights, partially offset by increased production revenue. Excluding the effect of a $300,000 legal settlement in the first quarter of 2006, other income increased 7%, primarily due to increased earnings on Bank Owned Life Insurance.
NON-INTEREST EXPENSE
Non-interest expense for the three months ended March 31, 2007 was $50.0 million, an increase of $11.0 million or 28% compared to the three months ended March 31, 2006. The following table presents the key elements of non-interest expense for the three months ended March 31, 2007 and 2006.
Non-Interest Expense
(in thousands)

	Three months ended
	March 31,
			Change	Change
	2007	2006	Amount	Percent
Salaries and employee benefits	$28,269	$21,801	$6,468	30%
Net occupancy and equipment	8,826	7,168	1,658	23%
Communications	1,803	1,465	338	23%
Marketing	847	1,325	(478)	-36%
Services	4,604	3,403	1,201	35%
Supplies	780	629	151	24%
Intangible amortization	1,143	547	596	NM
Merger-related expenses	554	251	303	NM
Other	3,186	2,391	795	33%

Total	$50,012	$38,980	$11,032	28%

NM — Not meaningful
Salaries and employee benefits have increased due to increased incentives, benefit costs, additional staff at new stores, and primarily the addition of approximately 250 associates in June 2006 due to the Western Sierra acquisition. Net occupancy and equipment increased reflecting 31 new banking locations as a result of the Western Sierra acquisition in June 2006 and the addition of 7 de novo branches in 2006. The increase in services expense was primarily due to increased escrow accounting fees and higher consulting fees. We also incur significant expenses in connection with the completion and integration of bank acquisitions that are not capitalizable. Classification of expenses as merger-related is done in accordance with the provisions of a Board-approved policy.
INCOME TAXES
Our consolidated effective tax rate as a percentage of pre-tax income for the three months ended March 31, 2007 was 35.8% compared to 36.6% for the three months ended March 31, 2006. The effective tax rates were below the federal statutory rate of 35% and the apportioned state rate of 5% (net of the federal tax benefit) principally because of non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities, tax credits arising from low income housing investments, Business Energy tax credits and exemptions related to loans and hiring in designated enterprise zones.
FINANCIAL CONDITION
INVESTMENT SECURITIES
Trading securities consist of securities held in inventory by Strand for sale to its clients and securities invested in Trust for former employees of acquired institutions as required by agreements. Trading securities decreased from $4.2 million at December 31, 2006 to $3.0 million at March 31, 2007 due to decrease in Strand’s inventory of investment securities.
Investment securities available for sale were $786.3 million as of March 31, 2007, as compared to $715.2 million at December 31, 2006. This increase is principally attributable to purchases of $88.6 million of investment securities available for sale, partially offset by maturities of $20.1 million of investment securities available for sale.
Investment securities held to maturity were $8.7 million as of March 31, 2007, comparable to $8.8 million at December 31, 2006.
The following table presents the available for sale and held to maturity investment securities portfolio by major type as of March 31, 2007 and December 31, 2006:
Investment Securities Composition
(in thousands)

	Investment Securities Available for Sale
	March 31, 2007		December 31, 2006
	Fair Value	%	Fair Value	%

U.S. Treasury and agencies	$192,198	24%	$193,134	27%
Mortgage-backed securities and collateralized mortgage obligations	420,005	54%	362,882	51%
Obligations of states and political subdivisions	125,216	16%	110,219	15%
Other debt securities	970	0%	973	0%
Investments in mutual funds and other equity securities	47,912	6%	47,979	7%

Total	$786,301	100%	$715,187	100%

	Investment Securities Held to Maturity
	March 31, 2007		December 31, 2006
	Amortized		Amortized
	Cost	%	Cost	%

Obligations of states and political subdivisions	$7,994	92%	$8,015	92%
Mortgage-backed securities and collateralized mortgage obligations	329	4%	372	4%
Other investment securities	375	4%	375	4%

Total	$8,698	100%	$8,762	100%

LOANS AND LEASES
Total loans and leases outstanding at March 31, 2007 were $5.4 billion, an increase of $30.3 million as compared to year-end 2006. The following table presents the concentration distribution of our loan portfolio by major type at March 31, 2007 and December 31, 2006:
Loan Concentrations
(in thousands)

	March 31, 2007		December 31, 2006
Type of Loan	Amount	Percentage	Amount	Percentage
Construction and development	$1,132,450	21.0%	$1,189,090	22.2%
Farmland	80,326	1.5%	77,283	1.4%
Home equity credit lines	148,346	2.8%	152,962	2.9%
Single family first lien mortgage	180,078	3.3%	178,159	3.3%
Single family second lien mortgage	29,356	0.5%	30,554	0.6%
Multifamily	157,756	2.9%	162,040	3.0%
Commercial real estate	2,654,610	49.2%	2,572,186	48.0%

Total real estate secured	4,382,922	81.2%	4,362,274	81.4%
Commercial and industrial	889,085	16.5%	874,264	16.3%
Agricultural production	44,569	0.8%	50,653	0.9%
Consumer	41,064	0.8%	42,417	0.8%
Leases	24,293	0.5%	22,870	0.4%
Other	20,799	0.4%	20,845	0.4%
Deferred loan fees, net	(10,595)	-0.2%	(11,461)	-0.2%

Total loans	$5,392,137	100.0%	$5,361,862	100.0%

The declines in construction and development loans primarily related to line of credit pay-downs as projects completed, and an overall downturn in the Northern California housing market. Commercial real estate and commercial and industrial loan increases more than offset the decline resulting in overall growth during the quarter.
ASSET QUALITY AND NON-PERFORMING ASSETS
Non-performing loans, which include non-accrual loans and accruing loans past due over 90 days, totaled $13.3 million, or 0.25% of total loans, at March 31, 2007, as compared to $9.1 million, or 0.17% of total loans, at December 31, 2006. Non-performing assets, which include non-performing loans and foreclosed real estate (“other real estate owned”), totaled $13.3 million, or 0.18% of total assets as of March 31, 2007, compared with $9.1 million, or 0.12% of total assets as of December 31, 2006.
Loans are classified as non-accrual when collection of principal or interest is doubtful—generally if they are past due as to maturity or payment of principal or interest by 90 days or more—unless such loans are well-secured and in the process of collection. Additionally, all loans that are “impaired” in accordance with SFAS No. 114, Accounting by Creditors for the Impairment of a Loan, are considered for non-accrual status. These loans will typically remain on non-accrual status until all principal and interest payments are brought current and the prospects for future payments in accordance with the loan agreement appear relatively certain. Foreclosed properties held as other real estate owned are recorded at the lower of the recorded investment in the loan or market value of the property less expected selling costs. There was no other real estate owned at March 31, 2007.
The following table summarizes our non-performing assets as of March 31, 2007 and December 31, 2006.

Non-Performing Assets
(dollars in thousands)

	March 31,	December 31,
	2007	2006
Loans on nonaccrual status	$11,826	$8,629
Loans past due 90 days or more and accruing	1,470	429

Total nonperforming loans	13,296	9,058
Other real estate owned	—	—

Total nonperforming assets	$13,296	$9,058

Allowance for loan losses	$60,263	$60,090
Reserve for unfunded commitments	1,231	1,313

Allowance for credit losses	$61,494	$61,403

Asset quality ratios:
Non-performing assets to total assets	0.18%	0.12%
Non-performing loans to total loans	0.25%	0.17%
Allowance for loan losses to total loans	1.12%	1.12%
Allowance for credit losses to total loans	1.14%	1.15%
Allowance for credit losses to total non-performing loans	463%	678%
At March 31, 2007, approximately $2.3 million of loans were classified as restructured as compared to $8.0 million at December 31, 2006. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. Substantially all of the restructured loans as of March 31, 2007 and December 31, 2006 were classified as impaired. None of the restructured loans were classified as non-accrual loans as of March 31, 2007 and December 31, 2006.
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
ALLOWANCE FOR LOAN AND LEASE LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS
The allowance for loan and lease losses (“ALLL”) totaled $60.3 million at March 31, 2007, an increase from the $60.1 million at December 31, 2006. The following table shows the activity in the ALLL for the three months ending March 31, 2007 and 2006:
Allowance for Loan and Lease Losses
(in thousands)

	Three months ended
	March 31,
	2007	2006
Balance, beginning of period	$60,090	$43,885
Provision for loan and lease losses	83	21

Loans charged-off	(713)	(613)
Charge-off recoveries	803	1,253

Net recoveries	90	640

Total allowance for loan and lease losses	60,263	44,546
Reserve for unfunded commitments	1,231	1,642

Allowance for credit losses	$61,494	$46,188

As a percentage of average loans and leases (annualized):
Net recoveries	0.01%	0.06%
Provision for loan and lease losses	0.01%	0.00%

With net recoveries during the quarters and strong credit quality, there was no substantial provision for credit losses in the three months ended March 31, 2007 and 2006.
The following table presents a summary of activity in the reserve for unfunded commitments (“RUC”):
Summary of Reserve for Unfunded Commitments Activity
(in thousands)

	Three months ended
	March 31,
	2007	2006
Balance, beginning of period	$1,313	$1,601
Net (decrease) increase charged to other expenses	(82)	41

Balance, end of period	$1,231	$1,642

We believe that the ALLL and RUC at March 31, 2007 are sufficient to absorb losses inherent in the loan portfolio and credit commitments outstanding as of that date, respectively, based on the best information available. This assessment, based in part on historical levels of net charge-offs, loan growth, and a detailed review of the quality of the loan portfolio, involves uncertainty and judgment; therefore, the adequacy of the ALLL and RUC cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.
MORTGAGE SERVICING RIGHTS
The following table presents the key elements of our mortgage servicing rights asset as of March 31, 2007 and December 31, 2006:
Summary of Mortgage Servicing Rights
(in thousands)

	Three months ended
	March 31,
	2007	2006
Balance, beginning of period(1)	$9,952	$10,890
Additions for new mortgage servicing rights capitalized	138	667
Changes in fair value:
Due to changes in model inputs or assumptions(2)	(10)	—
Other(3)	(556)	—
Amortization of servicing rights	—	(321)
Impairment charge	—	(33)

Balance, end of period	$9,524	$11,203

Balance of loans serviced for others	$925,541	$1,014,680
MSR as a percentage of serviced loans	1.03%	1.10%

(1)	Represents fair value as of December 31, 2006. Represents amortized cost as of December 31, 2005, which approximated fair value.

(2)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(3)	Represents changes due to collection/realization of expected cash flows over time.
As of March 31, 2007, we serviced residential mortgage loans for others with an aggregate outstanding principal balance of $925.5 million for which servicing assets have been recorded. Prior to the adoption of SFAS No.156 on January 1, 2007, the servicing asset recorded at the time of sale was amortized over the term of, and in proportion to, net servicing revenues. Subsequent to adoption, the mortgage servicing rights are adjusted to fair value quarterly with the change recorded in mortgage banking revenue.
GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS
At March 31, 2007, we had goodwill and core deposit intangibles of $645.4 million and $32.4 million, respectively, as compared to $645.9 million and $33.6 million, respectively, at year-end 2006. The goodwill recorded in connection with acquisitions represents the excess of the purchase price over the estimated fair value of the net assets acquired. A portion of the purchase price is allocated to the value of core deposits, which generally include all deposits except certificates of deposit. We amortize core deposit intangible assets on an accelerated or straight-line basis over as estimated ten-year life.
Substantially all of the goodwill is associated with our community banking operations. We evaluate goodwill for possible impairment on a quarterly basis and there were no impairments recorded for the three months ended March 31, 2007 and 2006.
DEPOSITS
Total deposits were $5.8 billion at March 31, 2007, a decrease of $9.4 million as compared to year-end 2006. Information on average deposit balances and average rates paid is included under the Net Interest Income section of this report.
The following table presents the deposit balances by major category as of March 31, 2007 and December 31, 2006:
Deposits
(in thousands)

	March 31, 2007		December 31, 2006
	Amount	Percentage	Amount	Percentage
Non-interest bearing	$1,180,536	20%	$1,222,107	21%
Interest bearing demand	712,895	12%	725,127	12%
Savings and money market	2,191,764	38%	2,133,497	37%
Time, $100,000 or greater	913,490	16%	898,617	15%
Time, less than $100,000	832,220	14%	860,946	15%

Total	$5,830,905	100%	$5,840,294	100%

Deposits increased by $2.5 million in the Oregon/Washington region due to solid growth, offset by a decision to exit higher cost relationships of approximately $50 million during the quarter. Deposits in California decreased by $11.9 million representing seasonal declines as well as commercial customers using excess cash to pay down loan balances.
BORROWINGS
At March 31, 2007, the Bank had outstanding $48.4 million of securities sold under agreements to repurchase. The Bank had outstanding term debt of $7.5 million at March 31, 2007. Advances from the Federal Home Loan Bank of San Francisco (“FHLB”) amounted to $6.7 million of the total and are secured by investment securities and residential mortgage loans. The FHLB advances outstanding at March 31, 2007 had fixed interest rates ranging from 4.09% to 7.44%. Approximately $2.5 million, or 37%, of the FHLB advances mature prior to December 31, 2007 and another $3.0 million, or 45%, mature prior to December 31, 2008. Management expects continued use of FHLB advances as a source of short and long-term funding.
JUNIOR SUBORDINATED DEBENTURES
We had junior subordinated debentures with carrying values of $205.6 million and $203.7 million, respectively, at March 31, 2007 and December 31, 2006. Umpqua early adopted SFAS No. 159 and selected the fair value measurement option for certain junior subordinated debentures not acquired through acquisitions with an issued amount of $97.9 million.
At March 31, 2007, approximately $155.7 million, or 80% of the total issued amount, had interest rates that are adjustable on a quarterly basis based on a spread over LIBOR. Increases in short-term market interest rates during 2006 have resulted in increased interest expense for junior subordinated debentures. Although any additional increases in short-term market interest rates will increase the interest expense for junior subordinated debentures, we believe that other attributes of our balance sheet will serve to mitigate the impact to net interest income on a consolidated basis.
All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of March 31, 2007, under guidance issued by the Board of Governors of the Federal Reserve System. Additional information regarding the terms of the junior subordinated debentures, including maturity/redemption dates, interest rates and the adoption of SFAS No. 159, is included in Note 4 of the Notes to Condensed Consolidated Financial Statements.
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
There was no outstanding balance of federal funds purchased at March 31, 2007 and December 31, 2006. The Bank had available lines of credit with the FHLB totaling $1.5 billion at March 31, 2007. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $290.0 million at March 31, 2007. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements restrict the consecutive day usage.
The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. In the three months ended March 31, 2007, the Bank paid the Company $10.0 million in dividends. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to fund its quarterly cash dividend distributions to shareholders and meet its ongoing cash obligations, which consist principally of debt service on the $194.0 million (issued amount) of outstanding junior subordinated debentures. As of March 31, 2007, the Company did not have any borrowing arrangements of its own.
As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $12.7 million during the three months ended March 31, 2007. The principal source of cash provided by operating activities was net income. Net cash of $99.8 million used in investing activities consisted principally of $28.8 million of net loan growth and purchases of investment securities available for sale of $88.6 million, partially offset by maturities of investment securities available for sale of $20.1 million. The $19.7 million of cash used by financing activities primarily consisted of $10.5 million in dividend payments, and $9.2 million of net deposit decreases.
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
OFF-BALANCE-SHEET ARRANGEMENTS
Information regarding Off-Balance-Sheet Arrangements is included in Note 5 of the Notes to Condensed Consolidated Financial Statements.
CONCENTRATIONS OF CREDIT RISK
Information regarding Concentrations of Credit Risk is included in Note 5 of the Notes to Condensed Consolidated Financial Statements.
CAPITAL RESOURCES
Shareholders’ equity at March 31, 2007 was $1.2 billion, an increase of $12.1 million, or 1%, from December 31, 2006. The increase in shareholders’ equity during the three months ended March 31, 2007 was principally due to the retention of $10.2 million, or approximately 49%, of net income for the three month period.
The following table shows Umpqua Holdings’ consolidated and Umpqua Bank capital adequacy ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a “well-capitalized” institution at March 31, 2007 and December 31, 2006:

(dollars in thousands)

			For Capital		To be Well
	Actual		Adequacy purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2007:
Total Capital (to Risk Weighted Assets)
Consolidated	$745,377	11.79%	$505,769	8.00%	$632,211	10.00%
Umpqua Bank	$730,917	11.59%	$504,516	8.00%	$630,645	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	$683,883	10.82%	$252,822	4.00%	$379,233	6.00%
Umpqua Bank	$669,423	10.61%	$252,374	4.00%	$378,562	6.00%

Tier I Capital (to Average Assets)
Consolidated	$683,883	10.38%	$263,539	4.00%	$329,423	5.00%
Umpqua Bank	$669,423	10.18%	$263,035	4.00%	$328,793	5.00%

As of December 31, 2006:
Total Capital (to Risk Weighted Assets)
Consolidated	$733,239	11.63%	$504,378	8.00%	$630,472	10.00%
Umpqua Bank	$715,593	11.37%	$503,496	8.00%	$629,369	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	$671,836	10.66%	$252,096	4.00%	$378,144	6.00%
Umpqua Bank	$654,190	10.39%	$251,854	4.00%	$377,781	6.00%

Tier I Capital (to Average Assets)
Consolidated	$671,836	10.28%	$261,415	4.00%	$326,769	5.00%
Umpqua Bank	$654,190	10.02%	$261,154	4.00%	$326,442	5.00%
The following table presents cash dividends declared and dividend payout ratios (dividends declared per share divided by basic earnings per share) for the three months ended March 31, 2007 and 2006:
Cash Dividends and Payout Ratios

	Three months ended
	March 31,
	2007	2006
Dividend declared per share	$0.18	$0.12
Dividend payout ratio	50%	31%
On April 19, 2007, the Company announced an expansion of the Board of Directors approved common stock repurchase plan, increasing the repurchase limit to 6.0 million shares and extending the plan’s expiration date from June 30, 2007 to June 30, 2009. As of March 31, 2007, a total of 2.1 million shares remained available for repurchase under the prior authorization, while under the current authorization 5.6 million shares are available for repurchase. Although no shares were repurchased in open market transactions during the first quarter of 2007, we expect to repurchase additional shares in the future. The timing and amount of such repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings and our capital plan. In addition, our stock option plans provide that option holders may pay for the exercise price and tax withholdings in part or whole by tendering previously held shares.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our assessment of market risk as of March 31, 2007 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4. Controls and Procedures
Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings. The disclosure controls and procedures were last evaluated by management as of March 31, 2007.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors as of March 31, 2007 from those presented in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not Applicable
(b) Not Applicable
(c) The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2007:

			Total Number	Maximum Number
			of Shares	of Remaining
			Purchased as	Shares that May
	Total number		Part of Publicly	be Purchased at
	of Shares	Average Price	Announced Plan	Period End under
Period	Purchased (1)	Paid per Share	(2)	the Plan
1/1/07 - 1/31/07	490	$27.51	—	2,057,792
2/1/07 - 2/28/07	1,664	$28.78	—	2,057,792
3/1/07 - 3/31/07	—	—	—	2,057,792

Total for quarter	2,154	$28.49	—

(1)  Shares repurchased by the Company during the quarter consist of cancellation of restricted stock to pay withholding taxes. No shares were repurchased during the three months ended March 31, 2007 pursuant to the Company’s publicly announced corporate stock repurchase plan described in (2) below. No shares were tendered in connection with option exercises during the three months ended March 31, 2007.
(2)  The repurchase plan, which was approved by the Board and announced in August 2003, originally authorized the repurchase of up to 1.0 million shares. The authorization was amended to increase the repurchase limit initially to 1.5 million shares and subsequently to 2.5 million shares. On April 19, 2007, the Company announced an expansion of the repurchase plan by increasing the repurchase limit to 6.0 million shares and extending the plan’s expiration date to June 30, 2009.
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

UMPQUA HOLDINGS CORPORATION
(Registrant)

Dated May 8, 2007	/s/ Raymond P. Davis Raymond P. Davis
President and
Chief Executive Officer

Dated May 8, 2007
/s/ Daniel A. Sullivan Daniel A. Sullivan
Executive Vice President and
Chief Financial Officer

Dated May 8, 2007
/s/ Ronald L. Farnsworth Ronald L. Farnsworth
Senior Vice President/Finance and
Principal Accounting Officer

EXHIBIT INDEX

Exhibit
2.1	(a) Agreement and Plan of Reorganization dated January 17, 2007 by and among Umpqua Holdings Corporation, Umpqua Bank, North Bay Bancorp and The Vintage Bank and related Plan of Merger

3.1	(b)Restated Articles of Incorporation

3.2	Bylaws, as amended

4.0	(c)Specimen Stock Certificate

10.1	(d) Second Restated Supplemental Executive Retirement Plan effective January 1, 2007 between the Company and Raymond P. Davis

10.2	(e) Deferred Restricted Stock Grant Agreement effective March 5, 2007 between the Company and Raymond P. Davis

10.3	(f) 2003 Stock Incentive Plan, as amended, effective March 5, 2007

10.4	(g) 2007 Long Term Incentive Plan effective March 5, 2007

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to Exhibit 2.1 to Form 8-K filed January 18, 2007

(b)	Incorporated by reference to Exhibit 3.1 to Form 10-Q filed August 7, 2006

(c)	Incorporated by reference to the Registration Statement on Form S-8 (No. 333-77259) filed April 28, 1999

(d)	Incorporated by reference to Exhibit 99.1 to Form 8-K filed April 20, 2007

(e)	Incorporated by reference to Exhibit 99.2 to Form 8-K filed April 20, 2007

(f)	Incorporated by reference to Appendix A to Form DEF 14A filed March 14, 2007

(g)	Incorporated by reference to Appendix B to Form DEF 14A filed March 14, 2007