Form 10-Q
period 2007-06-30
UMPQUA HOLDINGS CORP
filed 2007-08-03
CIK 1077771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended: June 30, 2007

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
Common stock, no par value: 61,432,778 shares outstanding as of July 31, 2007

UMPQUA HOLDINGS CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except shares)

	June 30,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$182,739	$169,769
Temporary investments	40,904	165,879

Total cash and cash equivalents	223,643	335,648
Investment securities
Trading	3,090	4,204
Available for sale, at fair value	893,125	715,187
Held to maturity, at amortized cost	8,333	8,762
Loans held for sale	16,953	16,053
Loans and leases	5,981,750	5,361,862
Allowance for loan and lease losses	(68,723)	(60,090)

Net loans and leases	5,913,027	5,301,772

Restricted equity securities	16,715	15,255
Premises and equipment, net	108,656	101,830
Goodwill and other intangible assets, net	767,710	679,493
Mortgage servicing rights, net	9,966	9,952
Other assets	183,340	156,080

Total assets	$8,144,558	$7,344,236

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$1,358,235	$1,222,107
Interest bearing	5,056,190	4,618,187

Total deposits	6,414,425	5,840,294
Securities sold under agreements to repurchase	59,553	47,985
Federal funds purchased	48,000	—
Term debt	75,095	9,513
Junior subordinated debentures, at fair value	99,808	—
Junior subordinated debentures, at amortized cost	105,213	203,688
Other liabilities	86,426	86,545

Total liabilities	6,888,520	6,188,025

COMMITMENTS AND CONTINGENCIES (NOTE 5)

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized; issued and outstanding: 61,315,960 in 2007 and 58,080,171 in 2006	1,019,618	930,867
Retained earnings	251,715	234,783
Accumulated other comprehensive loss	(15,295)	(9,439)

Total shareholders’ equity	1,256,038	1,156,211

Total liabilities and shareholders’ equity	$8,144,558	$7,344,236

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
INTEREST INCOME
Interest and fees on loans	$111,797	$86,004	$215,778	$159,124
Interest and dividends on investment securities
Taxable	8,720	6,693	16,239	13,404
Exempt from federal income tax	1,335	854	2,563	1,598
Dividends	88	56	153	100
Interest on temporary investments	616	336	1,510	463

Total interest income	122,556	93,943	236,243	174,689

INTEREST EXPENSE
Interest on deposits	44,581	25,953	85,612	46,991
Interest on securities sold under agreements to repurchase and federal funds purchased	824	1,802	1,227	4,191
Interest on term debt	813	2,055	893	2,083
Interest on junior subordinated debentures	4,022	3,376	7,885	6,388

Total interest expense	50,240	33,186	95,617	59,653

Net interest income	72,316	60,757	140,626	115,036
PROVISION FOR LOAN AND LEASE LOSSES	3,413	54	3,496	75

Net interest income after provision for loan and lease losses	68,903	60,703	137,130	114,961

NON-INTEREST INCOME
Service charges on deposit accounts	8,148	6,450	15,200	11,934
Brokerage commissions and fees	2,679	2,534	5,096	4,902
Mortgage banking revenue, net	2,607	2,503	4,406	4,347
Net (loss) gain on sale of investment securities	(2)	(1)	3	(1)
Other income	2,498	2,320	5,190	4,826

Total non-interest income	15,930	13,806	29,895	26,008

NON-INTEREST EXPENSE
Salaries and employee benefits	28,898	23,337	57,167	45,138
Net occupancy and equipment	8,782	7,199	17,608	14,367
Communications	1,683	1,480	3,486	2,945
Marketing	1,576	1,491	2,423	2,816
Services	4,598	3,414	9,202	6,817
Supplies	808	722	1,588	1,351
Intangible amortization	1,490	791	2,633	1,338
Merger related expenses	2,383	1,656	2,937	1,907
Other expenses	3,727	3,153	6,913	5,544

Total non-interest expense	53,945	43,243	103,957	82,223

Income before income taxes	30,888	31,266	63,068	58,746
Provision for income taxes	10,975	11,635	22,493	21,688

Net income	$19,913	$19,631	$40,575	$37,058

Basic earnings per share	$0.33	$0.40	$0.68	$0.80
Diluted earnings per share	$0.32	$0.40	$0.67	$0.79
See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except shares)

				Accumulated
	Common Stock			Other
			Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total

BALANCE AT JANUARY 1, 2006	44,556,269	$564,579	$183,591	$(9,909)	$738,261
Net income			84,447		84,447
Other comprehensive loss, net of tax:
Unrealized gains on securities arising during the year				470	470
Comprehensive income					$84,917
Stock-based compensation		1,932			1,932
Stock repurchased and retired	(6,142)	(179)			(179)
Issuances of common stock under stock plans and related tax benefit	784,715	10,814			10,814
Stock issued in connection with acquisition	12,745,329	353,721			353,721
Cash dividends ($0.60 per share)			(33,255)		(33,255)

Balance at December 31, 2006	58,080,171	$930,867	$234,783	$(9,439)	$1,156,211

BALANCE AT JANUARY 1, 2007	58,080,171	$930,867	$234,783	$(9,439)	$1,156,211
Adoption of fair value option — junior subordinated debentures			(2,064)		(2,064)
Net income			40,575		40,575
Other comprehensive loss, net of tax:
Unrealized loss on securities arising during the year				(5,856)	(5,856)
Comprehensive income					$34,719
Stock-based compensation		1,813			1,813
Stock repurchased and retired	(2,382,267)	(60,692)			(60,692)
Issuances of common stock under stock plans and related tax benefit	447,115	5,325			5,325
Stock issued in connection with acquisition	5,170,941	142,305			142,305
Cash dividends ($0.36 per share)			(21,579)		(21,579)

Balance at June 30, 2007	61,315,960	$1,019,618	$251,715	$(15,295)	$1,256,038

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$19,913	$19,631	$40,575	$37,058

Unrealized losses arising during the period on investment securities available for sale	(12,868)	(10,407)	(9,760)	(14,010)

Reclassification adjustment for gains/losses realized in net income, (net of tax benefit of $1,000 and tax expense of $1,000 for the three and six months ended June 30, 2007)	1	1	(2)	1

Income tax benefit related to unrealized gains/losses on investment securities, available for sale	5,147	4,088	3,906	5,374

Net unrealized losses on investment securities available for sale	(7,720)	(6,318)	(5,856)	(8,635)

Comprehensive income	$12,193	$13,313	$34,719	$28,423

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six months ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,575	$37,058
Adjustments to reconcile net income to net cash provided by operating activities:
Restricted equity securities stock dividends	(100)	(100)
Amortization of investment premiums, net	357	572
(Gain) loss on sale of investment securities available-for-sale	(3)	1
Provision for loan and lease losses	3,496	75
Depreciation, amortization and accretion	5,758	4,995
Change in fair value of mortgage servicing rights	329	—
Change in fair value of junior subordinated ventures	(625)	—
Stock-based compensation	1,813	1,019
Net decrease in trading account assets	1,114	270
Origination of loans held for sale	(140,702)	(133,339)
Proceeds from sales of loans held for sale	139,546	112,889
Increase in mortgage servicing rights	(343)	(1,112)
Excess tax benefits from the exercise of stock options	(236)	(752)
Net (increase) decrease in other assets	(9,044)	36,866
Net (decrease) increase in other liabilities	(10,162)	329

Net cash provided by operating activities	31,773	58,771

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(175,162)	—
Sales and maturities of investment securities available-for-sale	72,514	37,998
Maturities of investment securities held-to-maturity	414	1,850
Redemption of restricted equity securities	4,027	87
Net loan and lease originations	(186,904)	(363,858)
Proceeds from sales of loans	12,762	12,527
Proceeds from disposals of furniture and equipment	4,067	37
Purchases of premises and equipment	(5,022)	(5,677)
Cash acquired in merger, net of cash consideration paid	78,718	36,950

Net cash used by investing activities	(194,586)	(280,086)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit liabilities	111,545	162,704
Net increase in Federal funds purchased	48,000	145,000
Net increase in securities sold under agreements to repurchase	11,568	2,855
Dividends paid on common stock	(20,986)	(10,732)
Excess tax benefits from the exercise of stock options	236	752
Proceeds from stock options exercised	5,036	3,052
Retirement of common stock	(60,692)	(1)
Repayment of junior subordinated debentures	(10,310)	—
Repayment of term debt	(33,589)	(5,105)

Net cash provided by financing activities	50,808	298,525

Net (decrease) increase in cash and cash equivalents	(112,005)	77,210
Cash and cash equivalents, beginning of period	335,648	161,754

Cash and cash equivalents, end of period	$223,643	$238,964

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$95,152	$58,345
Income taxes	$27,202	$19,458
See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Summary of Significant Accounting Policies
The accounting and financial reporting policies of Umpqua Holdings Corporation (referred to in this report as “we”, “our” or “the Company”) conform with accounting principles generally accepted in the United States of America. The accompanying interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Umpqua Bank (“Bank”), and Strand, Atkinson, Williams & York, Inc. (“Strand”). All material inter-company balances and transactions have been eliminated. The consolidated financial statements have not been audited. A more detailed description of our accounting policies is included in the 2006 Annual Report filed on Form 10-K. There have been no significant changes to these policies, except due to adoption of Statement of Financial Accounting Standards (“SFAS”) No. 156, Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, SFAS No. 157, Fair Value Measurements, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, and FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). The changes to accounting policies under these standards are described in detail in Notes 3, 4, 7 and 10. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the 2006 Annual Report filed on Form 10-K.
In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period. Certain reclassifications of prior period amounts have been made to conform with current classifications.
Note 2 — Business Combinations
On April 26, 2007, the Company acquired all of the outstanding common stock of North Bay Bancorp (“North Bay”) and its principal operating subsidiary, The Vintage Bank, along with its Solano Bank division. The results of North Bay’s operations have been included in the consolidated financial statements since that date. This acquisition added North Bay’s network of 10 Northern California branches, including locations in the Napa area and in the communities of St. Helena, American Canyon, Vacaville, Benicia, Vallejo and Fairfield, to our network of 134 Northern California, Oregon and Washington locations. This merger was consistent with the Company’s community banking expansion strategy and provided further opportunity to enter growth markets in Northern California.
The aggregate purchase price was $143.4 million and included 5.2 million common shares valued at $135.4 million, options to purchase 542,000 shares of common stock valued at $6.9 million and $1.1 million of direct merger costs. North Bay shareholders received 1.228 shares of the Company’s common stock for each share of North Bay common stock (“exchange ratio of 1.228:1”). The value of the common shares issued was $26.18 per share based on the average closing market price of the Company’s common stock for the fifteen trading days before the last five trading days before the merger. Outstanding North Bay stock options were converted (using the exchange ratio of 1.228:1) at a weighted average fair value of $12.78 per option.
The following table summarizes the purchase price allocation, including the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. Additional adjustments to the purchase price allocation may be required, specifically related to other assets, taxes and compensation adjustments.

(in thousands)

April 26, 2007
Assets Acquired:
Cash and equivalents	$78,729
Investment securities	85,589
Loans, net	437,863
Premises and equipment, net	12,940
Core deposit intangible asset	12,217
Goodwill	80,183
Other assets	20,278

Total assets acquired	$727,799

Liabilities Assumed:
Deposits	$462,624
Term debt	99,227
Junior subordinated debentures	10,342
Other liabilities	13,301

Total liabilities assumed	585,494

Net Assets Acquired	$142,305

The core deposit intangible asset represents the value ascribed to the long-term deposit relationships acquired. This intangible asset is being amortized on an accelerated basis over a weighted average estimated useful life of ten years. The core deposit intangible asset is estimated not to have a significant residual value. Goodwill represents the excess of the total purchase price paid for North Bay over the fair values of the assets acquired, net of the fair values of liabilities assumed. Goodwill has been assigned to our Community Banking segment. Goodwill is not amortized, but is evaluated for possible impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. No impairment losses were recognized in connection with core deposit intangible or goodwill assets during the period from acquisition to June 30, 2007. At June 30, 2007, goodwill recorded in connection with the North Bay acquisition was $79.0 million. The $1.2 million decrease from April 26, 2007 is due to the recognition of tax benefit for fully vested acquired options.
The following table presents unaudited pro forma results of operations for the three and six months ended June 30, 2006 and 2007 as if the acquisition of North Bay had occurred on January 1, 2006. Any cost savings realized as a result of the North Bay merger are not reflected in the pro forma consolidated condensed statements of income. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2006:

Pro Forma Financial Information — Unaudited
(in thousands, except per share data)

	Three Months Ended June 30, 2007
		North	Pro Forma			Pro Forma
	Umpqua	Bay (a)	Adjustments			Combined
Net interest income	$72,316	$1,957	$234	(b	)	$74,507
Provision for loan and lease losses	3,413	—	—			3,413
Non-interest income	15,930	321	—			16,251
Non-interest expense	53,945	1,566	(2,376)	(c	)	53,135

Income before income taxes	30,888	712	2,610			34,210
Provision for income taxes	10,975	236	1,044	(d	)	12,255

Net income	$19,913	$476	$1,566			$21,955

Earnings per share:
Basic	$0.33					$0.35
Diluted	$0.32					$0.35

Average shares outstanding:
Basic	60,679	1,198	273	(e	)	62,150
Diluted	61,397	1,243	283	(e	)	62,923

(a)	North Bay amounts represent results from April 1, 2007 to acquisition date of April 26, 2007.

(b)	Consists of net accretion of fair value adjustments related to the North Bay acquisition.

(c)	Consists of merger related expenses of $2.4 million at Umpqua, adjusted for amortization of core deposit intangible asset and premises purchase accounting adjustment related to the North Bay acquisition.

(d)	Income tax effect of pro forma adjustments at 40%.

(e)	Additional shares issued at an exchange ratio of 1.228:1.
(in thousands, except per share data)

	Six Months Ended June 30, 2007
		North	Pro Forma			Pro Forma
	Umpqua	Bay (a)	Adjustments			Combined
Net interest income	$140,626	$8,732	$281	(b	)	$149,639
Provision for loan and lease losses	3,496	—	—			3,496
Non-interest income	29,895	1,434	—			31,329
Non-interest expense	103,957	6,985	(2,546)	(c	)	108,396

Income before income taxes	63,068	3,181	2,827			69,076
Provision for income taxes	22,493	1,054	1,131	(d	)	24,678

Net income	$40,575	$2,127	$1,696			$44,398

Earnings per share:
Basic	$0.68					$0.71
Diluted	$0.67					$0.70

Average shares outstanding:
Basic	59,435	2,672	609	(e	)	62,716
Diluted	60,132	2,774	633	(e	)	63,539

(a)	North Bay amounts represent results from January 1, 2007 to acquisition date of April 26, 2007.

(b)	Consists of additional net accretion of fair value adjustments related to the North Bay acquisition.

(c)	Consists of merger related expenses of $2.9 million at Umpqua, adjusted for amortization of core deposit intangible asset and premises purchase accounting adjustment related to the North Bay acquisition.

(d)	Income tax effect of pro forma adjustments at 40%.

(e)	Additional shares issued at an exchange ratio of 1.228:1.

(in thousands, except per share data)

	Three Months Ended June 30, 2006
		North	Pro Forma		Pro Forma
	Umpqua	Bay	Adjustments		Combined
Net interest income	$60,757	$7,322	$(47	) (a)	$68,032
Provision for loan and lease losses	54	100	—		154
Non-interest income	13,806	1,192	—		14,998
Non-interest expense	43,243	5,777	563	(b)	49,583

Income before income taxes	31,266	2,637	(610)		33,293
Provision for income taxes	11,635	988	(244	) (c)	12,379

Net income	$19,631	$1,649	$(366)		$20,914

Earnings per share:
Basic	$0.40				$0.39
Diluted	$0.40				$0.39

Average shares outstanding:
Basic	48,529	4,123	940	(d)	53,592
Diluted	48,994	4,280	976	(d)	54,250

(a)	Consists of net accretion of fair value adjustments related to the North Bay acquisition.

(b)	Consists of amortization of core deposit intangible asset and premises purchase accounting adjustment related to the North Bay acquisition.

(c)	Income tax effect of pro forma adjustments at 40%.

(d)	Additional shares issued at an exchange ratio of 1.228:1.
(in thousands, except per share data)

	Six Months Ended June 30, 2006
		North	Pro Forma		Pro Forma
	Umpqua	Bay	Adjustments		Combined
Net interest income	$115,036	$14,696	$(237	) (a)	$129,495
Provision for loan and lease losses	75	200	—		275
Non-interest income	26,008	2,239	—		28,247
Non-interest expense	82,223	11,556	1,114	(b)	94,893

Income before income taxes	58,746	5,179	(1,351)		62,574
Provision for income taxes	21,688	1,815	(540	) (c)	22,963

Net income	$37,058	$3,364	$(811)		$39,611

Earnings per share:
Basic	$0.80				$0.77
Diluted	$0.79				$0.76

Average shares outstanding:
Basic	46,604	4,118	939	(d)	51,661
Diluted	47,112	4,278	975	(d)	52,365

(a)	Consists of net accretion of fair value adjustments related to the North Bay acquisition.

(b)	Consists of amortization of core deposit intangible asset and premises purchase accounting adjustment related to the North Bay acquisition.

(c)	Income tax effect of pro forma adjustments at 40%.

(d)	Additional shares issued at an exchange ratio of 1.228:1.
The following table summarizes activity in the Company’s accrued restructuring charges related to the North Bay acquisition which are recorded in other liabilities:

Accrued Restructuring Charges
(in thousands)

Six months ended
June 30, 2007
Beginning balance	$—
Additions:
Severance, retention and other compensation	2,726
Utilization:
Cash payments	(861)

Ending Balance	$1,865

The Company expects to incur additional merger-related expenses in connection with the North Bay acquisition, principally during the third quarter of 2007. These additional merger-related expenses relate to professional services, consulting and contract termination costs.
On June 2, 2006, the Company acquired all of the outstanding common stock of Western Sierra Bancorp (“Western Sierra”) of Cameron Park, California, and its principal operating subsidiaries, Western Sierra Bank, Central California Bank, Lake Community Bank and Auburn Community Bank. The results of Western Sierra’s operations have been included in the consolidated financial statements since that date. This acquisition added Western Sierra’s complete network of 31 Northern California branches, including locations in the Sacramento, Auburn, Lakeport and Sonora areas, to what was then our network of 96 California, Oregon and Washington locations. This merger was consistent with the Company’s community banking expansion strategy and provided further opportunity to enter growth markets in Northern California.
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
The following table summarizes the purchase price allocation, including the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. Additional adjustments to the purchase price allocation may be required, specifically related to other assets, taxes and compensation adjustments.
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

The core deposit intangible asset represents the value ascribed to the long-term deposit relationships acquired. This intangible asset is being amortized on a straight-line basis over a weighted average estimated useful life of ten years. The core deposit intangible asset is estimated not to have a significant residual value. Goodwill represents the excess of the total purchase price paid for Western Sierra over the fair values of the assets acquired, net of the fair values of liabilities assumed. Goodwill has been assigned to our Community

Banking segment. Goodwill is not amortized, but is evaluated for possible impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. No impairment losses were recognized in connection with core deposit intangible or goodwill assets during the period from acquisition to June 30, 2007. At June 30, 2007, goodwill recorded in connection with the Western Sierra acquisition was $246.8 million. The $1.0 million decrease from June 2, 2006 is related primarily to the tax benefit for fully vested acquired options of $1.7 million, partially offset by fair value adjustments of assets acquired and the recognition of unrecorded liabilities.
The following table presents unaudited pro forma results of operations for the three and six months ended June 30, 2006 as if the acquisition of Western Sierra had occurred on January 1, 2006. Any cost savings realized as a result of the Western Sierra merger are not reflected in the pro forma consolidated condensed statements of income. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2006:
Pro Forma Financial Information — Unaudited
(in thousands, except per share data)

	Three Months Ended June 30, 2006
		Western	Pro Forma		Pro Forma
	Umpqua	Sierra (a)	Adjustments		Combined
Net interest income	$60,757	$10,390	$1,729	(b)	$72,876
Provision for loan and lease losses	54	350	—		404
Non-interest income	13,806	1,889	—		15,695
Non-interest expense	43,243	7,619	(968	) (c)	49,894

Income before income taxes	31,266	4,310	2,697		38,273
Provision for income taxes	11,635	1,708	1,079	(d)	14,422

Net income	$19,631	$2,602	$1,618		$23,851

Earnings per share:
Basic	$0.40				$0.42
Diluted	$0.40				$0.41

Average shares outstanding:
Basic	48,529	5,466	3,334	(e)	57,329
Diluted	48,994	5,584	3,406	(e)	57,984

(a)	Western Sierra amounts represent results from April 1, 2006 to acquisition date of June 2, 2006.

(b)	Consists of net accretion of fair value adjustments related to the Western Sierra acquisition.

(c)	Consists of merger related expenses of $1.7 million, partially offset by core deposit intangible amortization of $688,000.

(d)	Income tax effect of pro forma adjustments at 40%.

(e)	Additional shares issued at an exchange ratio of 1.61:1.

(in thousands, except per share data)

	Six Months Ended June 30, 2006
		Western	Pro Forma		Pro Forma
	Umpqua	Sierra (a)	Adjustments		Combined
Net interest income	$115,036	$25,834	$3,510	(b)	$144,380
Provision for loan and lease losses	75	350	—		425
Non-interest income	26,008	5,040	—		31,048
Non-interest expense	82,223	18,168	(531	) (c)	99,860

Income before income taxes	58,746	12,356	4,041		75,143
Provision for income taxes	21,688	4,898	1,616	(d)	28,202

Net income	$37,058	$7,458	$2,425		$46,941

Earnings per share:
Basic	$0.80				$0.82
Diluted	$0.79				$0.81

Average shares outstanding:
Basic	46,604	6,638	4,049	(e)	57,291
Diluted	47,112	6,812	4,155	(e)	58,079

(a)	Western Sierra amounts represent results from January 1, 2006 to acquisition date of June 2, 2006.

(b)	Consists of additional net accretion of fair value adjustments related to the Western Sierra acquisition.

(c)	Consists of merger related expenses of $1.9 million, partially offset by additional core deposit intangible amortization of $1.4 million.

(d)	Income tax effect of pro forma adjustments at 40%.

(e)	Additional shares issued at an exchange ratio of 1.61:1.
The following table summarizes activity in the Company’s accrued restructuring charges related to the Western Sierra acquisition which are recorded in other liabilities:
Accrued Restructuring Charges
(in thousands)

Six months ended
June 30, 2007
Beginning balance	$4,369
Additions:
Severance, retention and other compensation	183
Utilization:
Cash payments	(1,643)

Ending Balance	$2,909

No additional merger-related expenses are expected in connection with the Western Sierra or any other acquisition prior to Western Sierra.
Note 3 – Mortgage Servicing Rights
SFAS No. 156, issued in March 2006, requires all separately recognized servicing assets and liabilities to be initially measured at fair value. In addition, entities are permitted to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to and over the period of the estimated net servicing income or loss and assess the rights for impairment. Beginning with the fiscal year in which an entity adopts SFAS No. 156, it may elect to subsequently measure a class of servicing assets and liabilities at fair value. The effect of remeasuring an existing class of servicing assets and liabilities at fair value is to be reported as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. For the Company, this standard became effective on January 1, 2007.
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
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Balance, beginning of period(1)	$9,524	$11,203	$9,952	$10,890
Additions for new mortgage servicing rights capitalized	205	445	343	1,112
Changes in fair value:
Due to changes in model inputs or assumptions(2)	905	—	895	—
Other(3)	(668)	—	(1,224)	—
Amortization of servicing rights	—	(320)	—	(641)
Impairment recovery	—	222	—	189

Balance, end of period	$9,966	$11,550	$9,966	$11,550

Balance of loans serviced for others	$897,696	$1,004,180
MSR as a percentage of serviced loans	1.11%	1.15%

(1)	Represents fair value as of March 31, 2007 and December 31, 2006 and amortized cost as of March 31, 2006 and December 31, 2005, which approximated fair value.

(2)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(3)	Represents changes due to collection/realization of expected cash flows over time.
The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in mortgage banking revenue on the consolidated statements of income, were $604,000, $61,000 and $4,000, respectively, for the three months ended June 30, 2007 and $1.2 million, $69,000 and $9,000, respectively, for the six months ended June 30, 2007.
Retained mortgage servicing rights are measured at fair values as of the date of sale. We use quoted market prices when available. Subsequent fair value measurements are determined using a discounted cash flow model. In order to determine the fair value of the MSR, the present value of expected future cash flows are estimated. Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income. This model is periodically validated by an independent external model validation group. The model assumptions and the MSR fair value estimates are also compared to observable trades of similar portfolios as well as to MSR broker valuations and industry surveys. Key assumptions used in measuring the fair value of MSR as of June 30, 2007 were as follows:

Constant prepayment rate	12.30%
Discount rate	8.79%
Weighted average life (years)	5.85
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
Note 4 – Junior Subordinated Debentures
As of June 30, 2007, the Company had 14 wholly-owned trusts (“Trusts”) that were formed to issue trust preferred securities and related common securities of the Trusts and are not consolidated. Five Trusts, representing aggregate total obligations of approximately $58.9 million (fair value of approximately $68.6 million as of the merger date), were assumed in connection with the Humboldt merger. Four Trusts, representing aggregate total obligations of approximately $37.1 million (fair value of approximately $38.7 million as of the merger date), were assumed in connection with the Western Sierra merger.

One Trust, representing an obligation of approximately $10.3 million (fair value of approximately $10.3 million as of the merger date), was assumed in connection with the North Bay merger and subsequently redeemed in June 2007. Following is information about the Trusts as of June 30, 2007:
Junior Subordinated Debentures
(in thousands)

		Issued	Carrying		Effective
Trust Name	Issue Date	Amount	Value (1)	Rate (2)	Rate (3)	Maturity Date	Redemption Date
Umpqua Holdings Statutory Trust I	September 2002	$25,774	$25,927	Floating (4)	6.70%	September 2032	September 2007
Umpqua Statutory Trust II	October 2002	20,619	21,047	Floating (5)	6.71%	October 2032	October 2007
Umpqua Statutory Trust III	October 2002	30,928	31,539	Floating (6)	6.71%	November 2032	November 2007
Umpqua Statutory Trust IV	December 2003	10,310	10,714	Floating (7)	6.71%	January 2034	January 2009
Umpqua Statutory Trust V	December 2003	10,310	10,580	Floating (7)	6.71%	March 2034	March 2009
HB Capital Trust I	March 2000	5,310	6,580	10.875%	7.92%	March 2030	March 2010
Humboldt Bancorp Statutory Trust I	February 2001	5,155	6,072	10.200%	8.02%	February 2031	February 2011
Humboldt Bancorp Statutory Trust II	December 2001	10,310	11,619	Floating (8)	7.49%	December 2031	December 2006
Humboldt Bancorp Staututory Trust III	September 2003	27,836	31,402	6.75% (9)	5.03%	September 2033	September 2008
CIB Capital Trust	November 2002	10,310	11,416	Floating (6)	7.57%	November 2032	November 2007
Western Sierra Statutory Trust I	July 2001	6,186	6,391	Floating (10)	6.82%	July 2031	July 2006
Western Sierra Statutory Trust II	December 2001	10,310	10,652	Floating (8)	6.84%	December 2031	December 2006
Western Sierra Statutory Trust III	September 2003	10,310	10,541	Floating (11)	6.82%	September 2033	September 2008
Western Sierra Statutory Trust IV	September 2003	10,310	10,541	Floating (11)	6.82%	September 2033	September 2008

	Total	$193,978	$205,021

(1)	Includes purchase accounting adjustments, net of accumulated amortization, for junior subordinated debentures assumed in connection with the Humboldt and Western Sierra mergers as well as fair value adjustment pursuant to the adoption of SFAS No. 159 related to Umpqua statutory trusts.

(2)	Contractual interest rate of junior subordinated debentures.

(3)	Effective interest rate as of June 2007, including impact of purchase accounting amortization.

(4)	Rate based on LIBOR plus 3.50%, adjusted quarterly.

(5)	Rate based on LIBOR plus 3.35%, adjusted quarterly.

(6)	Rate based on LIBOR plus 3.45%, adjusted quarterly.

(7)	Rate based on LIBOR plus 2.85%, adjusted quarterly.

(8)	Rate based on LIBOR plus 3.60%, adjusted quarterly.

(9)	Rate fixed for 5 years from issuance, then adjusted quarterly thereafter based on LIBOR plus 2.95%.

(10)	Rate based on LIBOR plus 3.58%, adjusted quarterly.

(11)	Rate based on LIBOR plus 2.90%, adjusted quarterly.
The $205.0 million of junior subordinated debentures issued to the Trusts as of June 30, 2007 ($203.7 million as of December 31, 2006) are reflected as junior subordinated debentures in the consolidated balance sheets. The common stock issued by the Trusts is recorded in other assets in the consolidated balance sheets, and totaled $5.8 million at June 30, 2007 and December 31, 2006.
All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of June 30, 2007, under guidance issued by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Effective April 11, 2005, the Federal Reserve Board adopted a rule that permits the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. Under the Federal Reserve Board rule, after a five-year transition period ending March 31, 2009, the aggregate amount of trust preferred securities and certain other restricted core capital elements is limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. The Company includes all currently issued trust preferred securities in Tier 1 capital. There can be no assurance that the Federal Reserve Board will not further limit the amount of trust preferred securities permitted to be included in Tier 1 capital for regulatory capital purposes.
Effective January 1, 2007, the Company adopted SFAS No. 159 and SFAS No. 157. See Note 10 for additional information on SFAS No. 157. SFAS No. 159 allows companies to measure at fair value most financial assets and liabilities that are currently required to be measured in a different manner, such as at amortized cost. Following the initial fair value measurement date, ongoing unrealized gains and losses on items for which fair value reporting has been elected are reported in earnings at each subsequent reporting date. Under SFAS No. 159, fair value reporting may be elected on an instrument-by-instrument basis, and thus companies may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principles (“GAAP”).
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
As a result of the fair value measurement election for the above financial instruments, we recorded gains of $279,000 and $608,000 for the three and six months ended June 30, 2007 resulting from the change in fair value of the junior subordinated debentures recorded at fair value. These gains were recorded as other non-interest income. Interest expense on junior subordinated debentures is recorded on an accrual basis. The junior subordinated debentures recorded at fair value of $99.8 million had contractual unpaid principal amounts of $97.9 million outstanding as of June 30, 2007.
On July 19, 2007, the Company announced plans to issue $130 million of new trust preferred securities over the next four months and to use the proceeds to redeem $75 million of trust preferred securities related to three Trusts during the third and fourth quarters; to fund previously announced share repurchases; and, for other corporate purposes.
Note 5 – Commitments and Contingencies
Lease Commitments — The Company leases 113 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times upon expiration.
Rent expense for the three and six months ended June 30, 2007 was $3.1 million and $5.9 million, respectively, compared to $2.0 million and $4.0 million in the comparable periods in 2006. Rent expense was offset by rent income for the three and six months ended June 30, 2007 of $133,000 and $276,000, respectively, compared to $68,000 and $123,000 in the comparable periods in 2006.
Financial Instruments with Off-Balance-Sheet Risk — The Company’s financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank’s business and involve elements of credit, liquidity and interest rate risk. The following table presents a summary of the Bank’s commitments and contingent liabilities as of June 30, 2007:

(in thousands)

As of June 30, 2007
Commitments to extend credit	$1,537,184
Commitments to extend overdrafts	$192,195
Commitments to originate loans held-for-sale	$28,472
Forward sales commitments	$10,500
Standby letters of credit	$47,802
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any covenant or condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. While most standby letters of credit are not utilized, a significant portion of such utilization is on an immediate payment basis. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral varies but may include cash, accounts receivable, inventory, premises and equipment and income-producing commercial properties.
The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position. There were no counterparty default losses on forward contracts in the three and six months ended June 30, 2007 and 2006. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At June 30, 2007, the Bank had commitments to originate mortgage loans held for sale totaling $28.5 million with a net fair value liability of approximately $33,000. As of that date, it also had forward sales commitments of $10.5 million with a net fair value asset of $339,000. The Bank recorded gains related to its commitments to originate mortgage loans and related forward sales commitments of $366,000 and $356,000 in the three and six months ended June 30, 2007, respectively, as compared to $205,000 and $232,000 in the comparable periods in 2006.
Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank has not been required to perform on any financial guarantees and did not incur any losses in connection with standby letters of credit during the three and six months ended June 30, 2007 and 2006. At June 30, 2007, approximately $24.8 million of standby letters of credit expire within one year, and $23.0 million expire thereafter. Upon issuance, the Company recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. Fees are recognized ratably over the term of the standby letter of credit. The fair value of guarantees associated with standby letters of credit was $266,000 as of June 30, 2007.
At June 30, 2007, the reserve for unfunded commitments, which is included in other liabilities on the consolidated balance sheet, was approximately $1.3 million. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amounts of commitments, loss experience, and economic conditions.
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
Concentrations of Credit Risk — The Company grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington and California. In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 80% and 81% of the Company’s loan and lease portfolio at June 30, 2007, and December 31, 2006, respectively. Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the repayment of these loans. Personal and business income represent the primary source of repayment for a majority of these loans.
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
Note 6 – Stock-Based Compensation
The compensation cost related to stock options, restricted stock and restricted stock units (included in salaries and employee benefits) was $1.2 million and $1.8 million for the three and six months ended June 30, 2007, respectively, as compared to $550,000 and $1.0 million for the same periods in 2006, respectively. The total income tax benefit recognized in the income statement related to stock based compensation was $498,000 and $725,000 for the three and six months ended June 30, 2007, respectively, as compared to $220,000 and $408,000 for the same periods in 2006, respectively.
The following table summarizes information about stock option activity for the six months ended June 30, 2007:
(in thousands, except per share data)

	Six months ended June 30, 2007
			Weighted-Avg
	Options	Weighted-Avg	Remaining Contractual	Aggregate
	Outstanding	Exercise Price	Term (Years)	Intrinsic Value
Balance, beginning of period	1,807	$14.78
Granted	50	$26.12
Acquisitions	542	$13.39
Exercised	(429)	$11.74
Forfeited/expired	(3)	$26.42

Balance, end of period	1,967	$15.29	5.01	$16,537

Options exercisable, end of period	1,546	$13.29	4.33	$15,903

The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of options exercised during the three and six months ended June 30, 2007 was $3.8 million and $6.1 million, respectively. This compared to the total intrinsic value of options exercised during the three and six months June 30, 2006 of $3.0 million and $6.3 million, respectively. During the three and six months ended June 30, 2007, the amount of cash received from the exercise of stock options was $3.6 million and $5.0 million, respectively.
The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. There were no stock options granted in the three months ended June 30, 2007 and 2006. The following assumptions were used for stock options granted in the six months ended June 30, 2007 and 2006:

	Six months ended
	June 30,
	2007	2006
Dividend yield	3.29%	2.68%
Expected life (years)	6.2	6.4
Expected volatility	34%	35%
Risk-free rate	4.46%	4.30%
Weighted average grant date fair value of options granted	$7.49	$9.18
The Company grants restricted stock periodically as a part of the 2003 Plan for the benefit of employees. Restricted shares issued currently vest on an annual basis over five years for all grants issued. The following table summarizes information about non-vested restricted shares as of June 30, 2007 and changes for the six months ended June 30, 2007:
(in thousands, except per share data)

	Six months ended June 30, 2007
	Restricted	Weighted
	Shares	Average Grant
	Outstanding	Date Fair Value
Balance, beginning of period	122	$26.36
Granted	85	$27.77
Released	(18)	$27.87
Forfeited/expired	(11)	$26.80

Balance, end of period	178	$26.85

The total fair value of restricted shares vested during the three and six months ended June 30, 2007 was $48,000 and $517,000. This compared to total fair value of restricted shares vested during the three and six months ended June 30, 2006 of $8,000.
In the second quarter of 2007, the Company awarded a restricted stock unit grant to an executive under an existing plan that vests based on continued service in various increments through June 30, 2011. The Company shall issue certificates for the vested grant units within the seventh month following termination of executive’s employment. In addition, a 2007 Long Term Incentive Plan was approved during the quarter which authorizes the award of restricted stock unit grants, which are subject to performance-based vesting as well as other approved vesting conditions. The restricted stock units granted under the 2007 Long Term Incentive Plan generally cliff vest after three years based on performance and service conditions. The compensation cost related to these restricted stock units was $599,000 for the three and six months ended June 30, 2007. The following table summarizes information about restricted stock units activity for the six months ended June 30, 2007:
(in thousands, except per share data)

	Six months ended June 30, 2007
	Restricted	Weighted
	Stock Units	Average Grant
	Outstanding	Date Fair Value
Balance, beginning of period	—	$0.00
Granted	149	$25.00
Released	—	$0.00
Forfeited/expired	—	$0.00

Balance, end of period	149	$25.00

Restricted Stock Units vested and deferred, end of period	15	$26.39

As of June 30, 2007, there was $2.7 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.5 years. As of June 30, 2007, there was $3.9 million of total unrecognized compensation cost related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 3.7 years. As of June 30, 2007, there was $3.1 million of total unrecognized compensation cost related to non-vested restricted stock units which is expected to be recognized over a weighted-average period of 2.9 years.
For the three months ended June 30, 2007 and 2006, the Company received income tax benefits of $1.4 million and $749,000, respectively, related to the exercise of non-qualified employee stock options, disqualifying dispositions in the exercise of incentive stock options and the vesting of restricted shares. For the six months ended June 30, 2007 and 2006, the Company received income tax benefits of $2.4 million and $1.9 million, respectively. In the six months ended June 30, 2007 and 2006, the cash flows from excess tax benefits (tax benefits resulting from tax deductions in excess of the compensation cost recognized) classified as financing cash flows were $236,000 and $752,000, respectively. The remaining cash flows from tax benefits were recognized as operating cash flows.
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
Note 8 – Per Share Information
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in a similar manner, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares were issued using the treasury stock method. For all periods presented, stock options, unvested restricted shares and restricted stock units are the only potentially dilutive instruments issued by the Company.
The following is a computation of basic and diluted earnings per share for the three and six months ended June 30, 2007 and 2006:
Earnings Per Share
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Basic earnings per share:
Weighted average shares outstanding	60,679	48,529	59,435	46,604
Net income	$19,913	$19,631	$40,575	$37,058
Basic earnings per share	$0.33	$0.40	$0.68	$0.80

Diluted earnings per share:
Weighted average shares outstanding	60,679	48,529	59,435	46,604
Net effect of the assumed exercise of stock options and vesting of restricted shares, based on the treasury stock method	718	465	697	508

Total weighted average shares and common stock equivalents outstanding	61,397	48,994	60,132	47,112

Net income	$19,913	$19,631	$40,575	$37,058
Diluted earnings per share	$0.32	$0.40	$0.67	$0.79
Note 9 – Segment Information
The Company operates three primary segments: Community Banking, Mortgage Banking and Retail Brokerage. The Community Banking segment’s principal business focus is the offering of loan and deposit products to business and retail customers in its primary market areas. As of June 30, 2007, the Community Banking segment operated 144 stores located throughout Oregon, Northern California and Washington.
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

Summarized financial information concerning the Company’s reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:
Segment Information

	Three Months Ended June 30, 2007
(in thousands)	Community	Retail	Mortgage
	Banking	Brokerage	Banking	Consolidated

Interest income	$118,429	$17	$4,110	$122,556
Interest expense	47,992	—	2,248	50,240

Net interest income	70,437	17	1,862	72,316
Provision for loan and lease losses	3,413	—	—	3,413
Non-interest income	10,429	2,765	2,736	15,930
Non-interest expense	46,722	2,565	2,275	51,562
Merger-related expense	2,383	—	—	2,383

Income before income taxes	28,348	217	2,323	30,888
Provision for income taxes	9,966	80	929	10,975

Net income	$18,382	$137	$1,394	$19,913

	Six Months Ended June 30, 2007
(in thousands)	Community	Retail	Mortgage
	Banking	Brokerage	Banking	Consolidated

Interest income	$227,898	$32	$8,313	$236,243
Interest expense	91,261	—	4,356	95,617

Net interest income	136,637	32	3,957	140,626
Provision for loan and lease losses	3,496	—	—	3,496
Non-interest income	19,965	5,305	4,625	29,895
Non-interest expense	91,343	5,020	4,657	101,020
Merger-related expense	2,937	—	—	2,937

Income before income taxes	58,826	317	3,925	63,068
Provision for income taxes	20,807	116	1,570	22,493

Net income	$38,019	$201	$2,355	$40,575

	Three Months Ended June 30, 2006
(in thousands)	Community	Retail	Mortgage
	Banking	Brokerage	Banking	Consolidated

Interest income	$91,704	$18	$2,221	$93,943
Interest expense	31,598	—	1,588	33,186

Net interest income	60,106	18	633	60,757
Provision for loan and lease losses	54	—	—	54
Non-interest income	8,668	2,617	2,521	13,806
Non-interest expense	36,916	2,469	2,202	41,587
Merger-related expense	1,656	—	—	1,656

Income before income taxes	30,148	166	952	31,266
Provision for income taxes	11,185	60	390	11,635

Net income	$18,963	$106	$562	$19,631

	Six Months June 30, 2006
(in thousands)	Community	Retail	Mortgage
	Banking	Brokerage	Banking	Consolidated

Interest income	$170,974	$40	$3,675	$174,689
Interest expense	56,994	—	2,659	59,653

Net interest income	113,980	40	1,016	115,036
Provision for loan and lease losses	75	—	—	75
Non-interest income	16,618	5,094	4,296	26,008
Non-interest expense	71,086	5,045	4,185	80,316
Merger-related expense	1,907	—	—	1,907

Income before income taxes	57,530	89	1,127	58,746
Provision for income taxes	21,166	60	462	21,688

Net income	$36,364	$29	$665	$37,058

	June 30, 2007
(in thousands)	Community	Retail	Mortgage
	Banking	Brokerage	Banking	Consolidated

Total assets	$7,896,090	$7,855	$240,613	$8,144,558
Total loans	$5,769,492	$—	$212,258	$5,981,750
Total deposits	$6,405,485	$—	$8,940	$6,414,425

	December 31, 2006
(in thousands)	Community	Retail	Mortgage
	Banking	Brokerage	Banking	Consolidated

Total assets	$7,087,227	$7,656	$249,353	$7,344,236
Total loans	$5,139,818	$—	$222,044	$5,361,862
Total deposits	$5,834,835	$—	$5,459	$5,840,294
Note 10 – Fair Value Measurement
SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurement. Upon adoption of SFAS No. 157, there was no cumulative effect adjustment to beginning retained earnings and no impact on the financial statements, other than in conjunction with the adoption of SFAS No. 159, in the three and six months ended June 30, 2007.
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2007, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

(in thousands)

		Fair Value Measurements
		at June 30, 2007, Using
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	June 30, 2007	(Level 1)	(Level 2)	(Level 3)
Trading securities	$3,090	$3,090
Available-for-sale securities	893,125	180,562	712,563
Mortgage Servicing Rights	9,966		9,966

Total assets measured at fair value	$906,181	$183,652	$722,529	$—

Junior subordinated debentures, at fair value	$99,808		$99,808

Total liabilities measured at fair value	$99,808	$—	$99,808	$—

The following methods were used to estimate the fair value of each class of financial instrument above:
Securities — Fair values for investment securities are based on quoted market prices when available or through the use of alternative approaches, such as matrix or model pricing, when market quotes are not readily accessible or available.
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
Executive Overview
Highlights for the second quarter of 2007 were as follows:
•	On April 26, 2007, we completed the acquisition of North Bay Bancorp (“North Bay”) and its principal operating subsidiary, The Vintage Bank, along with its Solano Bank division in an all stock exchange valued at $142.3 million with 5.2 million shares of common stock issued in connection with the acquisition.

•	Total gross loans and leases were $6.0 billion as of June 30, 2007, compared to $5.4 billion as of December 31, 2006, respectively, an increase of $619.9 million or 12%. The North Bay acquisition accounted for $443.0 million of the growth. The annualized organic loan growth rate (excluding growth through acquisition) was 7% as of June 30, 2007.

•	Total deposits were $6.4 billion as of June 30, 2007, compared to $5.8 billion as of December 31, 2006, an increase of $574.1 million or 10%. The North Bay acquisition accounted for $462.6 million of the growth. The annualized organic deposit growth rate (excluding growth through acquisition) was 4% as of June 30, 2007.

•	Total consolidated assets were $8.1 billion as of June 30, 2007, compared to $7.3 billion as of December 31, 2006. The North Bay acquisition accounted for $727.8 million of the growth.

•	Non-accrual loans increased $34.7 million during the quarter, resulting in a $1.2 million reversal in interest income and contributing to a $3.4 million provision for loan and lease losses during the quarter.

•	Net interest margin decreased to 4.34% and 4.40% for the three and six months ended June 30, 2007, compared to 4.68% and 4.69% for the same periods a year ago. The decrease in net interest margin resulted primarily from increases in short-term market interest rates, the reversal of $1.2 million of interest income during the second quarter related to non-accrual loans and the competitive climate, with the cost of deposits increasing more than the yield on interest-earning assets.

•	Net income per diluted share was $0.32 and $0.67 for the three and six months ended June 30, 2007, as compared to $0.40 and $0.79 per diluted share earned in the three and six months ended June 30, 2006. The interest income reversal due to new non-accrual loans and provision for loan and lease losses resulted in a $0.04 per diluted share decline in net income per diluted share for the three months ended June 30, 2007.

•	Cash dividends declared in the second quarter of 2007 were $0.18 per share which was comparable to the first quarter of 2007.

•	During the second quarter, the Company repurchased 2,366,421 shares of stock at a weighted average price of $25.48 per share under its stock repurchase plan.
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
Regular credit reviews of the portfolio also identify loans that are considered potentially impaired. Potentially impaired loans are referred to the ALLL Committee which reviews and approves designated loans as impaired. A loan is considered impaired when based on current information and events, we determine that we will probably not be able to collect all amounts due according to the loan contract, including scheduled interest payments. When we identify a loan as impaired, we measure the impairment using discounted cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of the collateral, less selling costs, instead of discounted cash flows. If we determine that the value of the impaired loan is less than the recorded investment in the loan, we recognize an impairment reserve as a specific component to be provided for in the allowance for loan and lease losses. The combination of the risk rating-based allowance component and the impairment reserve allowance component lead to an allocated allowance for loan and lease losses. The Bank may also maintain an unallocated allowance amount to provide for other credit losses inherent in the loan portfolio that may not have been contemplated in the credit loss factors. This unallocated amount generally comprises less than 5% of the allowance. The unallocated amount is reviewed periodically based on trends in credit losses, the results of credit reviews and overall economic trends.
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
Management believes that the ALLL was adequate as of June 30, 2007. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 80% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses.
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
Valuation of Goodwill and Intangible Assets
At June 30, 2007, we had $767.7 million in goodwill and other intangible assets as a result of business combinations. Goodwill and other intangibles with indefinite lives are not amortized but instead are periodically tested for impairment. Management performs an impairment analysis for the intangible assets with indefinite lives on a quarterly basis and determined that there was no impairment as of June 30, 2007. The valuation is based on discounted cash flows or observable market prices on a segment basis. A 10% or 20% decrease in the Company’s market capitalization is not expected to result in an impairment. If impairment was deemed to exist, a write down of the asset would occur with a charge to earnings.
Stock-based Compensation
Effective January 1, 2006, we adopted the provisions of SFAS No. 123R, Share Based Payment, a revision to the previously issued guidance on accounting for stock options and other forms of equity-based compensation. SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). The requisite service period may be subject to performance conditions. The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. Management assumptions utilized at the time of grant impact the fair value of the option calculated under the Black-Scholes methodology, and ultimately, the expense that will be recognized over the life of the option. Additional information is included in Note 6 of the Notes to Condensed Consolidated Financial Statements.
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
RESULTS OF OPERATIONS
OVERVIEW
For the three months ended June 30, 2007, net income was $19.9 million, or $0.32 per diluted share, as compared to $19.6 million, or $0.40 per diluted share for the three months ended June 30, 2006. For the six months ended June 30, 2007, net income was $40.6 million, or $0.67 per diluted share, as compared to $37.1 million, or $0.79 per diluted share for the six months ended June 30, 2006. The improvement in net income for the three months ended June 30, 2007 is principally attributable to improved net interest income, partially offset by increased operating expenses. We completed the acquisition of North Bay Bancorp and Western Sierra Bancorp on April 26, 2007 and June 2, 2006, respectively, and the results of the acquired operations are only included in our financial results starting on April 27, 2007 and June 3, 2006, respectively.
We incur significant expenses related to the completion and integration of mergers. Accordingly, we believe that our operating results are best measured on a comparative basis excluding the impact of merger-related expenses, net of tax. We define operating income as income before merger related expenses, net of tax, and we calculate operating income per diluted share by dividing operating income by the same diluted share total used in determining diluted earnings per share (see Note 8 of the Notes to Condensed Consolidated Financial Statements). Operating income and operating income per diluted share are considered “non-GAAP” financial measures. Although we believe the presentation of non-GAAP financial measures provides a better indication of our operating performance, readers of this report are urged to review the GAAP results as presented in the Condensed Consolidated Financial Statements.
The following table presents a reconciliation of operating income and operating income per diluted share to net income and net income per diluted share for the three and six months ended June 30, 2007 and 2006:
Reconciliation of Operating Income to Net Income
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$19,913	$19,631	$40,575	$37,058
Merger-related expenses, net of tax	1,430	994	1,762	1,144

Operating income	$21,343	$20,625	$42,337	$38,202

Per diluted share:
Net income	$0.32	$0.40	$0.67	$0.79
Merger-related expenses, net of tax	0.03	0.02	0.03	0.02

Operating income	$0.35	$0.42	$0.70	$0.81

The following table presents the returns on average assets, average shareholders’ equity and average tangible shareholders’ equity for the three and six months ended June 30, 2007 and 2006. For each of the periods presented, the table includes the calculated ratios based on reported net income and operating income as shown in the Table above. Our return on average shareholders’ equity is negatively impacted as the result of capital required to support goodwill. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger-related intangible assets, we believe it beneficial to also consider the return on average tangible shareholders’ equity. The return on average tangible shareholders’ equity is calculated by dividing net income by average shareholders’ equity less average intangible assets. The return on average tangible shareholders’ equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average shareholders’ equity.

Returns on Average Assets, Shareholders’ Equity and Tangible Shareholders’ Equity
(dollars in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Returns on average assets:
Net income	1.02%	1.31%	1.08%	1.31%
Operating income	1.09%	1.37%	1.13%	1.35%

Returns on average shareholders’ equity:
Net income	6.44%	9.18%	6.81%	9.32%
Operating income	6.91%	9.64%	7.11%	9.61%

Returns on average tangible shareholders’ equity:
Net income	16.11%	21.17%	16.72%	21.10%
Operating income	17.26%	22.24%	17.45%	21.76%

Calculation of average tangible shareholders’ equity:
Average shareholders’ equity	$1,239,691	$858,168	$1,200,655	$801,494
Less: average intangible assets	(743,801)	(486,167)	(711,369)	(447,405)

Average tangible shareholders’ equity	$495,890	$372,001	$489,286	$354,089

NET INTEREST INCOME
Net interest income is the largest source of our operating income. Net interest income for the three months ended June 30, 2007 was $72.3 million, an increase of $11.6 million, or 19% over the same period in 2006. Net interest income for the six months ended June 30, 2007 was $140.6 million, an increase of $25.6 million, or 22% over the same period in 2006. This increase over the same period in 2006 is attributable to growth in outstanding average interest-earning assets, primarily loans and leases, partially offset by both growth in interest-bearing liabilities, primarily money-market and time deposits, and a decrease in net interest margin. In addition to organic growth, the Western Sierra merger, which was completed on June 2, 2006, and the North Bay merger, which was completed on April 26, 2007, contributed to the increase in interest-earning assets and interest-bearing liabilities in the three and six months ended June 30, 2007 over the same periods in 2006. The fair value of interest-earning assets acquired as a result of Western Sierra merger totaled $1.1 billion, and interest-bearing liabilities totaled $1.1 billion. The fair value of interest-earning assets acquired as a result of North Bay merger totaled $523.5 million, and interest-bearing liabilities totaled $572.2 million.
The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax-equivalent basis was 4.34% for the three months ended June 30, 2007, a 13 basis point decrease from the first quarter, and a decrease of 34 basis points as compared to the same period in 2006. Excluding an interest income reversal of $1.2 million during the quarter related to non-accrual loans, the margin for the quarter was 4.41%, a decline of 6 basis points from the first quarter. This compares favorably to the 26 basis point quarterly decline experienced in the first quarter. The net interest margin on a fully tax-equivalent basis was 4.40% for the six months ended June 30, 2007, a decrease of 29 basis points as compared to the same period in 2006. This decrease is primarily due to increases in short-term market rates which led to an increase in deposit and borrowing costs and the interest reversal previously noted. The increased yield on interest-earning assets of 11 and 27 basis points in the three and six months ended June 30, 2007 was more than offset by the increase in our interest expense to earning assets which increased by 45 and 56 basis points in the three and six months ended June 30, 2007.
Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds. The following table presents condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three and six months ended June 30, 2007 and 2006:

Average Rates and Balances (Quarterly)
(dollars in thousands)

	Three months ended			Three months ended
	June 30, 2007			June 30, 2006
		Interest	Average		Interest	Average
	Average	Income or	Yields	Average	Income or	Yields
	Balance	Expense	or Rates	Balance	Expense	or Rates
INTEREST-EARNING ASSETS:
Loans and leases (1)	$5,792,915	$111,797	7.74%	$4,519,866	$86,004	7.63%
Taxable securities	746,720	8,808	4.72%	595,993	6,749	4.53%
Non-taxable securities (2)	148,072	1,873	5.06%	88,360	1,228	5.56%
Temporary investments (3)	48,142	616	5.13%	32,541	336	4.13%

Total interest earning assets	6,735,849	123,094	7.33%	5,236,760	94,317	7.22%
Allowance for loan and lease losses	(65,468)			(49,251)
Other assets	1,170,041			843,243

Total assets	$7,840,422			$6,030,752

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	$3,057,077	$22,990	3.02%	$2,280,089	$13,711	2.41%
Time deposits	1,824,422	21,591	4.75%	1,267,003	12,242	3.88%
Securities sold under agreements to repurchase and federal funds purchased	88,484	824	3.74%	176,868	1,802	4.09%
Term debt	70,364	813	4.63%	163,400	2,055	5.04%
Junior subordinated debentures	211,832	4,022	7.62%	177,510	3,376	7.63%

Total interest-bearing liabilities	5,252,179	50,240	3.84%	4,064,870	33,186	3.27%
Non-interest-bearing deposits	1,271,311			1,048,201
Other liabilities	77,241			59,513

Total liabilities	6,600,731			5,172,584
Shareholders’ equity	1,239,691			858,168

Total liabilities and shareholders’ equity	$7,840,422			$6,030,752

NET INTEREST INCOME (2)		$72,854			$61,131

NET INTEREST SPREAD			3.49%			3.95%

AVERAGE YIELD ON EARNING ASSETS (1), (2)			7.33%			7.22%

INTEREST EXPENSE TO EARNING ASSETS			2.99%			2.54%

NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			4.34%			4.68%

(1)	Non-accrual loans and mortgage loans held for sale are included in the average balance.

(2)	Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $538,000 and $374,000 for the three months ended June 30, 2007 and 2006, respectively.

(3)	Temporary investments include federal funds sold and interest-bearing deposits at other banks.

Average Rates and Balances (Year-to-Date)
(dollars in thousands)

	Six months ended			Six months ended
	June 30, 2007			June 30, 2006
		Interest	Average		Interest	Average
	Average	Income or	Yields	Average	Income or	Yields
	Balance	Expense	or Rates	Balance	Expense	or Rates
INTEREST-EARNING ASSETS:
Loans and leases (1)	$5,597,026	$215,778	7.77%	$4,273,865	$159,124	7.51%
Taxable securities	702,951	16,392	4.66%	602,068	13,504	4.49%
Non-taxable securities (2)	133,520	3,622	5.42%	82,475	2,298	5.57%
Temporary investments (3)	58,368	1,510	5.22%	22,346	463	4.17%

Total interest earning assets	6,491,865	237,302	7.37%	4,980,754	175,389	7.10%
Allowance for loan and lease losses	(62,839)			(46,587)
Other assets	1,121,191			788,629

Total assets	$7,550,217			$5,722,796

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	$2,953,992	$43,773	2.99%	$2,194,913	$24,540	2.25%
Time deposits	1,785,236	41,839	4.73%	1,201,363	22,451	3.77%
Federal funds purchased and repurchase agreements	71,580	1,227	3.46%	205,206	4,191	4.12%
Term debt	39,672	893	4.54%	83,712	2,083	5.02%
Junior subordinated debentures	208,952	7,885	7.61%	171,639	6,388	7.51%

Total interest-bearing liabilities	5,059,432	95,617	3.81%	3,856,833	59,653	3.12%
Non-interest-bearing deposits	1,215,069			1,008,573
Other liabilities	75,061			55,896

Total liabilities	6,349,562			4,921,302
Shareholders’ equity	1,200,655			801,494

Total liabilities and shareholders’ equity	$7,550,217			$5,722,796

NET INTEREST INCOME (2)		$141,685			$115,736

NET INTEREST SPREAD			3.56%			3.98%
AVERAGE YIELD ON EARNING ASSETS (1), (2)			7.37%			7.10%

INTEREST EXPENSE TO EARNING ASSETS			2.97%			2.41%

NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			4.40%			4.69%

(1)	Non-accrual loans and mortgage loans held for sale are included in the average balance.

(2)	Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1.1 million and $700,000 for the six months ended June 30, 2007 and 2006, respectively.

(3)	Temporary investments include federal funds sold and interest-bearing deposits at other banks.
The following table sets forth a summary of the changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three and six months ended June 30, 2007 as compared to the same period in 2006. Changes in interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Rate/Volume Analysis (Quarterly)
(in thousands)

	Three months ended June 30,
	2007 compared to 2006
	Increase (decrease) in interest income
	and expense due to changes in
	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans and leases	$24,551	$1,242	$25,793
Taxable securities	1,768	291	2,059
Non-taxable securities (1)	764	(119)	645
Temporary investments	187	93	280

Total (1)	27,270	1,507	28,777

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	5,347	3,932	9,279
Time deposits	6,187	3,162	9,349
Repurchase agreements and federal funds	(834)	(144)	(978)
Term debt	(1,087)	(155)	(1,242)
Junior subordinated debentures	652	(6)	646

Total	10,265	6,789	17,054

Net increase in net interest income (1)	$17,005	$(5,282)	$11,723

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.
Rate/Volume Analysis (Year-to-Date)
(in thousands)

	Six months ended June 30,
	2007 compared to 2006
	Increase (decrease) in interest income
	and expense due to changes in
	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans and leases	$50,831	$5,823	$56,654
Taxable securities	2,335	553	2,888
Non-taxable securities (1)	1,387	(63)	1,324
Temporary investments	907	140	1,047

Total (1)	55,460	6,453	61,913

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	9,910	9,323	19,233
Time deposits	12,732	6,656	19,388
Repurchase agreements and federal funds	(2,378)	(586)	(2,964)
Term debt	(1,007)	(183)	(1,190)
Junior subordinated debentures	1,407	90	1,497

Total	20,664	15,300	35,964

Net increase in net interest income (1)	$34,796	$(8,847)	$25,949

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

PROVISION FOR LOAN AND LEASE LOSSES
The provision for loan and lease losses was $3.4 million and $3.5 million for the three and six months ended June 30, 2007, compared to $54,000 and $75,000 for the same periods in 2006. As an annualized percentage of average outstanding loans, the provision for loan losses recorded for the three and six months ended June 30, 2007 was 0.24% and 0.13%. The increase in the provision for loan and lease losses in the three and six months ended June 30, 2007 as compared to the same periods in 2006 is principally attributable to an increase in non-performing loans and leases during the second quarter and growth in the loan and lease portfolio.
The provision for loan and lease losses is based on management’s evaluation of inherent risks in the loan portfolio and a corresponding analysis of the allowance for loan and lease losses. Additional discussion on loan quality and the allowance for loan and lease losses is provided under the heading Asset Quality and Non-Performing Assets below.
NON-INTEREST INCOME
Non-interest income in the three months ended June 30, 2007 was $15.9 million, an increase of $2.1 million, or 15%, as compared to the same period in 2006. Non-interest income in the six months ended June 30, 2007 was $29.9 million, an increase of $3.9 million, or 15%, as compared to the same period in 2006. The following table presents the key components of non-interest income for the three and six months ended June 30, 2007 and 2006:
Non-Interest Income
(in thousands)

	Three months ended				Six months ended
	June 30,				June 30,
			Change	Change			Change	Change
	2007	2006	Amount	Percent	2007	2006	Amount	Percent
Service charges on deposit accounts	$8,148	$6,450	$1,698	26%	$15,200	$11,934	$3,266	27%
Brokerage commissions and fees	2,679	2,534	145	6%	5,096	4,902	194	4%
Mortgage banking revenue, net	2,607	2,503	104	4%	4,406	4,347	59	1%
Net (loss) gain on sale of investment securities	(2)	(1)	(1)	100%	3	(1)	4	NM
Other income	2,498	2,320	178	8%	5,190	4,826	364	8%

Total	$15,930	$13,806	$2,124	15%	$29,895	$26,008	$3,887	15%

NM — Not meaningful
The increase in deposit service charges in 2007 over the same period in 2006 is principally attributable to increased volume of deposit accounts. Brokerage commission and fees and mortgage banking revenue were relatively unchanged as compared to the same periods in 2006. Excluding the effect of a $300,000 legal settlement received in the first quarter of 2006, the increase in other income related primarily to gains from the change in fair value of junior subordinated debentures of $279,000 and $608,000, in the three and six months ended June 30, 2007, respectively.
NON-INTEREST EXPENSE
Non-interest expense for the three months ended June 30, 2007 was $53.9 million, an increase of $10.7 million or 25% compared to the three months ended June 30, 2006. Non-interest expense for the six months ended June 30, 2007 was $104.0 million, an increase of $21.7 million or 26% compared to the six months ended June 30, 2006. The following table presents the key elements of non-interest expense for the three and six months ended June 30, 2007 and 2006.

Non-Interest Expense
(in thousands)

	Three months ended				Six months ended
	June 30,				June 30,
			Change	Change			Change	Change
	2007	2006	Amount	Percent	2007	2006	Amount	Percent
Salaries and employee benefits	$28,898	$23,337	$5,561	24%	$57,167	$45,138	$12,029	27%
Net occupancy and equipment	8,782	7,199	1,583	22%	17,608	14,367	3,241	23%
Communications	1,683	1,480	203	14%	3,486	2,945	541	18%
Marketing	1,576	1,491	85	6%	2,423	2,816	(393)	-14%
Services	4,598	3,414	1,184	35%	9,202	6,817	2,385	35%
Supplies	808	722	86	12%	1,588	1,351	237	18%
Intangible amortization	1,490	791	699	88%	2,633	1,338	1,295	97%
Merger-related expenses	2,383	1,656	727	44%	2,937	1,907	1,030	54%
Other	3,727	3,153	574	18%	6,913	5,544	1,369	25%

Total	$53,945	$43,243	$10,702	25%	$103,957	$82,223	$21,734	26%

Salaries and employee benefits have increased due to increased incentives, benefit costs, additional staff at new stores, and primarily the addition of approximately 250 associates in June 2006 due to the Western Sierra acquisition and approximately 110 associates in April 2007 due to the North Bay acquisition. Net occupancy and equipment increased reflecting 10 new banking locations as a result of the North Bay acquisition in April 2007, 31 new banking locations as a result of the Western Sierra acquisition in June 2006 and the addition of 7 de novo branches in 2006. The increase in services expense was primarily due to increased escrow accounting fees and higher consulting fees. The increase in intangible amortization is due to the increase in core deposit intangibles as a result of the Western Sierra and North Bay acquisitions in June 2006 and April 2007, respectively. We also incur significant expenses in connection with the completion and integration of bank acquisitions that are not capitalizable. Classification of expenses as merger-related is done in accordance with the provisions of a Board-approved policy.
INCOME TAXES
Our consolidated effective tax rate as a percentage of pre-tax income for the three and six months ended June 30, 2007 was 35.5% and 35.7%, compared to 37.2% and 36.9% for the three and six months ended June 30, 2006. The effective tax rates were below the federal statutory rate of 35% and the apportioned state rate of 5% (net of the federal tax benefit) principally because of non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities, tax credits arising from low income housing investments, Business Energy tax credits and exemptions related to loans and hiring in designated enterprise zones.
FINANCIAL CONDITION
INVESTMENT SECURITIES
Trading securities consist of securities held in inventory by Strand for sale to its clients and securities invested in trust for former employees of acquired institutions as required by agreements. Trading securities decreased from $4.2 million at December 31, 2006 to $3.1 million at June 30, 2007 due to a decrease in Strand’s inventory of investment securities.
Investment securities available for sale were $893.1 million as of June 30, 2007, as compared to $715.2 million at December 31, 2006. This increase is principally attributable to the North Bay acquisition ($85.6 million of investment securities as of the acquisition date) and purchases of $175.2 million of investment securities, partially offset by sales and maturities of $72.5 million of investment securities available for sale and a decrease in fair value of investment securities available for sale of $9.8 million.
Investment securities held to maturity were $8.3 million as of June 30, 2007, as compared to $8.8 million at December 31, 2006.
The following table presents the available for sale and held to maturity investment securities portfolio by major type as of June 30, 2007 and December 31, 2006:

Investment Securities Composition
(in thousands)

	Investment Securities Available for Sale
	June 30, 2007		December 31, 2006
	Fair Value	%	Fair Value	%

U.S. Treasury and agencies	$180,562	20%	$193,134	27%
Mortgage-backed securities and collateralized mortgage obligations	510,021	57%	362,882	51%
Obligations of states and political subdivisions	152,240	17%	110,219	15%
Other debt securities	970	0%	973	0%
Investments in mutual funds and other equity securities	49,332	6%	47,979	7%

Total	$893,125	100%	$715,187	100%

	Investment Securities Held to Maturity
	June 30, 2007		December 31, 2006
	Amortized		Amortized
	Cost	%	Cost	%

Obligations of states and political subdivisions	$7,661	91%	$8,015	92%
Mortgage-backed securities and collateralized mortgage obligations	297	4%	372	4%
Other investment securities	375	5%	375	4%

Total	$8,333	100%	$8,762	100%

LOANS AND LEASES
Total loans and leases outstanding at June 30, 2007 were $6.0 billion, an increase of $619.9 million as compared to year-end 2006. The growth in loans was due to the North Bay acquisition ($443.0 million of loans as of the acquisition date) and organic loan growth of $176.9 million. The following table presents the concentration distribution of our loan portfolio by major type at June 30, 2007 and December 31, 2006:
Loan Concentrations
(in thousands)

	June 30, 2007		December 31, 2006
Type of Loan	Amount	Percentage	Amount	Percentage
Construction and development	$1,122,108	18.8%	$1,189,090	22.2%
Farmland	104,053	1.7%	77,283	1.4%
Home equity credit lines	194,162	3.2%	152,962	2.9%
Single family first lien mortgage	201,427	3.4%	178,159	3.3%
Single family second lien mortgage	27,284	0.5%	30,554	0.6%
Multifamily	156,525	2.6%	162,040	3.0%
Commercial real estate	2,954,875	49.4%	2,572,186	48.0%

Total real estate secured	4,760,434	79.6%	4,362,274	81.4%
Commercial and industrial	1,067,902	17.9%	874,264	16.3%
Agricultural production	61,046	1.0%	50,653	0.9%
Consumer	43,732	0.7%	42,417	0.8%
Leases	35,477	0.6%	22,870	0.4%
Other	24,424	0.4%	20,845	0.4%
Deferred loan fees, net	(11,265)	-0.2%	(11,461)	-0.2%

Total loans	$5,981,750	100.0%	$5,361,862	100.0%

ASSET QUALITY AND NON-PERFORMING ASSETS
Non-performing loans, which include non-accrual loans and accruing loans past due over 90 days, totaled $48.0 million, or 0.80% of total loans, at June 30, 2007, as compared to $13.3 million, or 0.25% of total loans at March 31, 2007 and $9.1 million, or 0.17% of total loans, at December 31, 2006. Non-performing assets, which include non-performing loans and foreclosed real estate (“other real estate owned”), totaled $48.0 million, or 0.59% of total assets as of June 30, 2007, as compared to $13.3 million, or 0.18% of total assets as of March 31, 2007 and $9.1 million, or 0.12% of total assets as of December 31, 2006.
The $34.7 million growth in non-performing loans during the quarter was comprised primarily of four borrowing relationships totaling $32.7 million. One is a commercial agricultural loan in Eastern Washington. One is a commercial real estate construction and development loan in Central Oregon. The remaining two are commercial real estate construction and development loans in Northern California. An impairment analysis on this group of loans determined each was collateral dependent, and accordingly a specific reserve of $1.3 million has been allocated for these loans in the allowance for loan and lease losses. Management believes this specific reserve is sufficient to absorb any losses inherent in these credits.
Loans are classified as non-accrual when collection of principal or interest is doubtful—generally if they are past due as to maturity or payment of principal or interest by 90 days or more—unless such loans are well-secured and in the process of collection. Additionally, all loans that are “impaired” in accordance with SFAS No. 114, Accounting by Creditors for the Impairment of a Loan, are considered for non-accrual status. These loans will typically remain on non-accrual status until all principal and interest payments are brought current and the prospects for future payments in accordance with the loan agreement appear relatively certain. Foreclosed properties held as other real estate owned are recorded at the lower of the recorded investment in the loan or market value of the property less expected selling costs. There was no other real estate owned at June 30, 2007.
The following table summarizes our non-performing assets as of June 30, 2007 and December 31, 2006.
Non-Performing Assets
(dollars in thousands)

	June 30,	December 31,
	2007	2006
Loans on nonaccrual status	$46,642	$8,629
Loans past due 90 days or more and accruing	1,313	429

Total non-performing loans	47,955	9,058
Other real estate owned	—	—

Total non-performing assets	$47,955	$9,058

Allowance for loan losses	$68,723	$60,090
Reserve for unfunded commitments	1,273	1,313

Allowance for credit losses	$69,996	$61,403

Asset quality ratios:
Non-performing assets to total assets	0.59%	0.12%
Non-performing loans to total loans	0.80%	0.17%
Allowance for loan losses to total loans	1.15%	1.12%
Allowance for credit losses to total loans	1.17%	1.15%
Allowance for credit losses to total non-performing loans	146%	678%
At June 30, 2007, approximately $2.3 million of loans were classified as restructured as compared to $8.0 million at December 31, 2006. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. Substantially all of the restructured loans as of June 30, 2007 and December 31, 2006 were classified as impaired. None of the restructured loans were classified as non-accrual loans as of June 30, 2007 and December 31, 2006.
We have not identified any other significant potential problem loans that were not classified as non-performing but for which known information about the borrowers’ financial condition caused management to have concern about the ability of the borrower to comply with the repayment terms of their loans. A decline in the economic conditions in our general market areas or other factors could adversely impact individual borrowers or the loan portfolio in general. Accordingly, there can be no assurance that loans will not become 90 days or more past due, become impaired or placed on non-accrual status, restructured or transferred to other real estate owned in the future.
ALLOWANCE FOR LOAN AND LEASE LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS
The allowance for loan and lease losses (“ALLL”) totaled $68.7 million at June 30, 2007, an increase from the $60.1 million at December 31, 2006. The following table shows the activity in the ALLL for the three and six months ending June 30, 2007 and 2006:

Allowance for Loan and Lease Losses
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Balance, beginning of period	$60,263	$44,546	$60,090	$43,885
Acquisitions	5,078	14,043	5,078	14,043
Provision for loan and lease losses	3,413	54	3,496	75

Loans charged-off	(870)	(947)	(1,583)	(1,560)
Charge-off recoveries	839	820	1,642	2,073

Net (charge-offs) recoveries	(31)	(127)	59	513

Total allowance for loan and lease losses	68,723	58,516	68,723	58,516
Reserve for unfunded commitments	1,273	2,145	1,273	2,145

Allowance for credit losses	$69,996	$60,661	$69,996	$60,661

As a percentage of average loans and leases (annualized):
Net (charge-offs) recoveries	0.00%	-0.01%	0.00%	0.02%
Provision for loan and lease losses	0.24%	0.00%	0.13%	0.00%
The increase in the allowance for loan and lease losses as of June 30, 2007 is principally attributable to an increase in non-performing loans and leases and growth in the loan and lease portfolio.
The following table presents a summary of activity in the reserve for unfunded commitments (“RUC”):
Summary of Reserve for Unfunded Commitments Activity
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Balance, beginning of period	$1,231	$1,642	$1,313	$1,601
Acquisitions	134	382	134	382
Net (decrease) increase charged to other expenses	(92)	121	(174)	162

Balance, end of period	$1,273	$2,145	$1,273	$2,145

We believe that the ALLL and RUC at June 30, 2007 are sufficient to absorb losses inherent in the loan portfolio and credit commitments outstanding as of that date, respectively, based on the best information available. This assessment, based in part on historical levels of net charge-offs, loan growth, and a detailed review of the quality of the loan portfolio, involves uncertainty and judgment. Therefore, the adequacy of the ALLL and RUC cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.
MORTGAGE SERVICING RIGHTS
The following table presents the key elements of our mortgage servicing rights asset:

Summary of Mortgage Servicing Rights
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Balance, beginning of period(1)	$9,524	$11,203	$9,952	$10,890
Additions for new mortgage servicing rights capitalized	205	445	343	1,112
Changes in fair value:
Due to changes in model inputs or assumptions(2)	905	—	895	—
Other(3)	(668)	—	(1,224)	—
Amortization of servicing rights	—	(320)	—	(641)
Impairment recovery	—	222	—	189

Balance, end of period	$9,966	$11,550	$9,966	$11,550

Balance of loans serviced for others	$897,696	$1,004,180
MSR as a percentage of serviced loans	1.11%	1.15%

(1)	Represents fair value as of March 31, 2007 and December 31, 2006 and amortized cost as of March 31, 2006 and December 31, 2005, which approximated fair value.

(2)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(3)	Represents changes due to collection/realization of expected cash flows over time.
As of June 30, 2007, we serviced residential mortgage loans for others with an aggregate outstanding principal balance of $897.7 million for which servicing assets have been recorded. Prior to the adoption of SFAS No.156 on January 1, 2007, the servicing asset recorded at the time of sale was amortized over the term of, and in proportion to, net servicing revenues. Subsequent to adoption, the mortgage servicing rights are adjusted to fair value quarterly with the change recorded in mortgage banking revenue.
GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS
At June 30, 2007, we had goodwill and core deposit intangibles of $724.6 million and $43.1 million, respectively, as compared to $645.9 million and $33.6 million, respectively, at year-end 2006. This increase in goodwill is primarily a result of the North Bay acquisition. The goodwill recorded in connection with the North Bay acquisition represented the excess of the purchase price over the estimated fair value of the net assets acquired. A portion of the purchase price was allocated to the value of North Bay’s core deposits, which included all deposits except certificates of deposit. The value of the core deposits was determined by a third party based on an analysis of the cost differential between the core deposits and alternative funding sources.
We amortize core deposit intangible assets on an accelerated or straight-line basis over an estimated ten-year life. Substantially all of the goodwill is associated with our community banking operations. We evaluate goodwill for possible impairment on a quarterly basis and there were no impairments recorded for the three and six months ended June 30, 2007 and 2006.
DEPOSITS
Total deposits were $6.4 billion at June 30, 2007, an increase of $574.1 million as compared to year-end 2006. The growth in deposits was principally due to the North Bay acquisition ($462.6 million of deposits as of the acquisition date). Organic deposit growth during the second quarter was $120.9 million with $91.9 million (10% annualized organic growth) in Oregon/Washington and $29.0 million (5% annualized organic growth) in California. Management attributes this growth to ongoing business development and marketing efforts in our service markets. Information on average deposit balances and average rates paid is included under the Net Interest Income section of this report.
The following table presents the deposit balances by major category as of June 30, 2007 and December 31, 2006:

Deposits
(in thousands)

	June 30, 2007		December 31, 2006
	Amount	Percentage	Amount	Percentage
Non-interest bearing	$1,358,235	21%	$1,222,107	21%
Interest bearing demand	789,233	12%	725,127	12%
Savings and money market	2,385,660	38%	2,133,497	37%
Time, $100,000 or greater	1,040,906	16%	898,617	15%
Time, less than $100,000	840,391	13%	860,946	15%

Total	$6,414,425	100%	$5,840,294	100%

BORROWINGS
At June 30, 2007, the Bank had outstanding $59.6 million of securities sold under agreements to repurchase and $48.0 million of federal funds purchased. The Bank had outstanding term debt of $75.1 million at June 30, 2007. Advances from the Federal Home Loan Bank (“FHLB”) amounted to $74.2 million of the total and are secured by investment securities and residential mortgage loans. The FHLB advances outstanding at June 30, 2007 had fixed interest rates ranging from 3.25% to 7.44% and $1.0 million, or 1%, mature prior to December 31, 2007, while another $42.0 million, or 57%, mature prior to December 31, 2008. Management expects continued use of FHLB advances as a source of short and long-term funding.
JUNIOR SUBORDINATED DEBENTURES
We had junior subordinated debentures with carrying values of $205.0 million and $203.7 million, respectively, at June 30, 2007 and December 31, 2006. Umpqua early adopted SFAS No. 159 and selected the fair value measurement option for certain junior subordinated debentures with an issued amount of $97.9 million and not acquired through acquisitions.
At June 30, 2007, approximately $155.7 million, or 80% of the total issued amount, had interest rates that are adjustable on a quarterly basis based on a spread over LIBOR. Increases in short-term market interest rates during 2006 have resulted in increased interest expense for junior subordinated debentures. Although any additional increases in short-term market interest rates will increase the interest expense for junior subordinated debentures, we believe that other attributes of our balance sheet will serve to mitigate the impact to net interest income on a consolidated basis.
All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of June 30, 2007, under guidance issued by the Board of Governors of the Federal Reserve System. Additional information regarding the terms of the junior subordinated debentures, including maturity/redemption dates, interest rates and the adoption of SFAS No. 159, is included in Note 4 of the Notes to Condensed Consolidated Financial Statements.
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
The Bank had available lines of credit with the FHLB totaling $1.3 billion at June 30, 2007. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $240.0 million at June 30, 2007. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements restrict consecutive day usage.
The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. In the three and six months ended June 30, 2007, the Bank paid the Company $10.0 million and $20.0 million in dividends to fund regular operations. The Bank also paid the Company $60.0 million in special dividends to fund share repurchases during the second quarter. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to fund its quarterly cash dividend distributions to shareholders and meet its ongoing cash obligations, which consist principally of debt service on the $194.0 million (issued amount) of outstanding junior subordinated debentures. As of June 30,

2007, the Company did not have any borrowing arrangements of its own.
As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $31.8 million during the six months ended June 30, 2007. The principal source of cash provided by operating activities was net income. Net cash of $194.6 million used in investing activities consisted principally of $174.1 million of net loan growth and purchases of investment securities available for sale of $175.2 million, partially offset by sales and maturities of investment securities of $72.9 million and cash acquired in the North Bay merger, net of cash consideration paid, of $78.7 million. The $50.8 million of cash provided by financing activities primarily consisted of $111.5 million of net deposit increases and $59.6 million increase in securities sold under agreements to repurchase and Federal funds purchased, partially offset by $60.7 million in stock repurchases, $43.9 million in repayment of term debt and junior subordinated debentures and $21.0 million in dividend payments.
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
OFF-BALANCE-SHEET ARRANGEMENTS
Information regarding Off-Balance-Sheet Arrangements is included in Note 5 of the Notes to Condensed Consolidated Financial Statements.
CONCENTRATIONS OF CREDIT RISK
Information regarding Concentrations of Credit Risk is included in Note 5 of the Notes to Condensed Consolidated Financial Statements.
CAPITAL RESOURCES
Shareholders’ equity at June 30, 2007 was $1.3 billion, an increase of $99.8 million, or 9%, from December 31, 2006. The increase in shareholders’ equity during the six months ended June 30, 2007 was principally due to the issuance of shares valued at $142.3 million in connection with the North Bay acquisition and retention of $19.0 million, or approximately 47%, of net income for the six month period, partially offset by stock repurchases of $60.7 million.
The following table shows Umpqua Holdings’ consolidated and Umpqua Bank capital adequacy ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a “well-capitalized” institution at June 30, 2007 and December 31, 2006:

(dollars in thousands)

			For Capital		To be Well
	Actual		Adequacy purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2007:
Total Capital
(to Risk Weighted Assets)
Consolidated	$759,058	10.84%	$560,190	8.00%	$700,238	10.00%
Umpqua Bank	$750,951	10.75%	$558,847	8.00%	$698,559	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$689,062	9.84%	$280,107	4.00%	$420,160	6.00%
Umpqua Bank	$680,955	9.75%	$279,366	4.00%	$419,049	6.00%
Tier I Capital
(to Average Assets)
Consolidated	$689,062	9.73%	$283,273	4.00%	$354,091	5.00%
Umpqua Bank	$680,955	9.63%	$282,847	4.00%	$353,559	5.00%

As of December 31, 2006:
Total Capital
(to Risk Weighted Assets)
Consolidated	$733,239	11.63%	$504,378	8.00%	$630,472	10.00%
Umpqua Bank	$715,593	11.37%	$503,496	8.00%	$629,369	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$671,836	10.66%	$252,096	4.00%	$378,144	6.00%
Umpqua Bank	$654,190	10.39%	$251,854	4.00%	$377,781	6.00%
Tier I Capital
(to Average Assets)
Consolidated	$671,836	10.28%	$261,415	4.00%	$326,769	5.00%
Umpqua Bank	$654,190	10.02%	$261,154	4.00%	$326,442	5.00%
The following table presents cash dividends declared and dividend payout ratios (dividends declared per share divided by basic earnings per share) for the three and six months ended June 30, 2007 and 2006:
Cash Dividends and Payout Ratios

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Dividend declared per share	$0.18	$0.12	$0.36	$0.24
Dividend payout ratio	55%	30%	53%	30%
On April 19, 2007, the Company announced an expansion of the Board of Directors approved common stock repurchase plan, increasing the repurchase limit to 6.0 million shares and extending the plan’s expiration date from June 30, 2007 to June 30, 2009. As of June 30, 2007, a total of 3.2 million shares remained available for repurchase. Shares repurchased in open market transactions during the second quarter of 2007 were 2,366,421. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings and our capital plan. In addition, our stock plans provide that option and award holders may pay for the exercise price and tax withholdings in part or whole by tendering previously held shares.
On July 19, 2007, the Company announced plans to issue $130 million of new trust preferred securities over the next four months and to use the proceeds to redeem $75 million of trust preferred securities during the third and fourth quarter and to fund previously announced share repurchases and for other corporate purposes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our assessment of market risk as of June 30, 2007 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 4. Controls and Procedures
Our management, including our Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings. The disclosure controls and procedures were last evaluated by management as of June 30, 2007.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors as of June 30, 2007 from those presented in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not Applicable
(b) Not Applicable
(c) The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2007:

			Total Number of	Maximum Number
			Shares	of Remaining
			Purchased as	Shares that May
	Total number		Part of Publicly	be Purchased at
	of Shares	Average Price	Announced Plan	Period End under
Period	Purchased (1)	Paid per Share	(2)	the Plan
4/1/07 - 4/30/07	364,459	$25.49	364,360	5,193,432
5/1/07 - 5/31/07	2,008,557	$25.42	2,002,061	3,191,371
6/1/07 - 6/30/07	7,097	24.82	—	3,191,371

Total for quarter	2,380,113	$25.43	2,366,421

(1)	Shares repurchased by the Company during the quarter consist of 2,366,421 shares repurchased pursuant to the Company’s publicly announced corporate stock repurchase plan described in (2) below, cancellation of 182 restricted shares to pay withholding taxes and 13,510 shares tendered in connection with option exercises.

(2)	The repurchase plan, which was approved by the Board and announced in August 2003, originally authorized the repurchase of up to 1.0 million shares. The authorization was amended to increase the repurchase limit initially to 1.5 million shares and subsequently to 2.5 million shares. On April 19, 2007, the Company announced an expansion of the repurchase plan by increasing the repurchase limit to 6.0 million shares and extending the plan’s expiration date to June 30, 2009.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Submissions of Matters to a Vote of Security Holders
(a)	The Company conducted its annual meeting of shareholders on April 17, 2007. On February 9, 2007, the record date for the annual meeting, there were 58,186,846 shares of common stock outstanding. Holders of 50,987,279 shares (87.6%) were present at the meeting in person or by proxy.

(b)(c)	The following persons, which is the entire board of directors, were elected as directors to serve a term expiring at the 2008 annual meeting. Each nominee received the votes stated below:

Nominee	Votes For	Votes Withheld
Ronald F. Angell	50,519,030	476,864
Scott D. Chambers	50,319,771	676,123
Raymond P. Davis	50,012,149	983,745

Nominee	Votes For	Votes Withheld
Allyn C. Ford	50,534,173	461,721
David B. Frohnmayer	50,474,114	521,782
Stephen M. Gambee	50,365,606	630,288
Dan Giustina	50,514,561	481,333
William A. Lansing	50,344,227	651,667
Theodore S. Mason	50,489,692	506,202
Diane D. Miller	50,358,540	637,354
Bryan L. Timm	50,365,868	630,026
At the annual meeting, shareholders voted to ratify Moss Adams LLP as the Company’s independent auditors by the following vote:

			Broker Non-
For	Against	Abstain	Votes
50,441,270	263,114	291,506	-0-
Shareholders also voted at the annual meeting to approve an amendment to the Company’s 2003 Stock Incentive Plan by the following vote:

			Broker Non-
For	Against	Abstain	Votes
37,160,207	2,912,869	630,158	10,292,658
Lastly, shareholders voted at the annual meeting to adopt the 2007 Long Term Incentive Plan by the following vote:

			Broker Non-
For	Against	Abstain	Votes
36,950,836	3,065,568	686,830	10,292,658
(d)	Not Applicable.
Item 5. Other Information
(a)	Not Applicable.

(b)	Not Applicable.
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

UMPQUA HOLDINGS CORPORATION
(Registrant)

Dated August 2, 2007	/s/ Raymond P. Davis

Raymond P. Davis
President and
Chief Executive Officer

Dated August 2, 2007	/s/ Ronald L. Farnsworth

Ronald L. Farnsworth
Senior Vice President/Finance and
Principal Financial Officer

Dated August 2, 2007	/s/ Neal McLaughlin

Neal McLaughlin
Senior Vice President/Controller and
Principal Accounting Officer

EXHIBIT INDEX
Exhibit

2.1	(a)Agreement and Plan of Reorganization dated January 17, 2007 by and among Umpqua Holdings Corporation, Umpqua Bank, North Bay Bancorp and The Vintage Bank and related Plan of Merger

3.1	(b)Restated Articles of Incorporation

3.2	(c)Bylaws, as amended

4.1	(d)Specimen Stock Certificate

10.1	(e)2003 Stock Incentive Plan, as amended, effective March 5, 2007

10.2	(f)2007 Long Term Incentive Plan effective March 5, 2007

10.3	(g)Form of Employment Agreement between the Company and Ronald L. Farnsworth, Principal Financial Officer, and Neal McLaughlin, Principal Accounting Officer

10.4	Form of Long Term Incentive Agreement between the Company and each of the following named executive officers: Brad Copeland, Raymond P. Davis, David Edson and William Fike, pursuant to the 2007 Long Term Incentive Plan

10.5	(h) Second Restated Supplemental Executive Retirement Plan for Raymond P. Davis

10.6	(i) Deferred Restricted Stock Unit Grant Agreement for Raymond P. Davis

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to Exhibit 2.1 to Form 8-K filed January 18, 2007

(b)	Incorporated by reference to Exhibit 3.1 to Form 10-Q filed August 7, 2006

(c)	Incorporated by reference to Exhibit 3.2 to Form 10-Q filed May 8, 2007

(d)	Incorporated by reference to the Registration Statement on Form S-8 (No. 333-77259) filed April 28, 1999

(e)	Incorporated by reference to Appendix A to Form DEF 14A filed March 14, 2007

(f)	Incorporated by reference to Appendix B to Form DEF 14A filed March 14, 2007

(g)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed May 16, 2007

(h)	Incorporated by reference to Exhibit 99.1 to Form 8-K filed April 20, 2007

(i)	Incorporated by reference to Exhibit 99.2 to Form 8-K filed April 20, 2007