Form 10-Q
period 2007-09-30
UMPQUA HOLDINGS CORP
filed 2007-11-06
CIK 1077771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended:     September 30, 2007

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
Common stock, no par value: 59,941,599 shares outstanding as of October 31, 2007

UMPQUA HOLDINGS CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except shares)

	September 30,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$148,434	$169,769
Temporary investments	46,787	165,879

Total cash and cash equivalents	195,221	335,648
Investment securities
Trading	4,144	4,204
Available for sale, at fair value	911,883	715,187
Held to maturity, at amortized cost	7,116	8,762
Loans held for sale	19,964	16,053
Loans and leases	6,079,435	5,361,862
Allowance for loan and lease losses	(88,278)	(60,090)

Net loans and leases	5,991,157	5,301,772

Restricted equity securities	15,297	15,255
Premises and equipment, net	107,189	101,830
Goodwill and other intangible assets, net	767,210	679,493
Mortgage servicing rights, net	9,474	9,952
Other assets	197,156	156,080

Total assets	$8,225,811	$7,344,236

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$1,294,334	$1,222,107
Interest bearing	5,223,883	4,618,187

Total deposits	6,518,217	5,840,294
Securities sold under agreements to repurchase	52,883	47,985
Federal funds purchased	20,000	—
Term debt	75,010	9,513
Junior subordinated debentures, at fair value	131,984	—
Junior subordinated debentures, at amortized cost	104,947	203,688
Other liabilities	89,580	86,545

Total liabilities	6,992,621	6,188,025

COMMITMENTS AND CONTINGENCIES (NOTE 5)

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized; issued and outstanding: 59,864,335 in 2007 and 58,080,171 in 2006	987,543	930,867
Retained earnings	253,487	234,783
Accumulated other comprehensive loss	(7,840)	(9,439)

Total shareholders’ equity	1,233,190	1,156,211

Total liabilities and shareholders’ equity	$8,225,811	$7,344,236

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
INTEREST INCOME
Interest and fees on loans	$116,111	$106,320	$331,889	$265,444
Interest and dividends on investment securities
Taxable	9,137	6,797	25,376	20,201
Exempt from federal income tax	1,588	1,142	4,151	2,740
Dividends	96	105	249	205
Interest on temporary investments	929	374	2,439	837

Total interest income	127,861	114,738	364,104	289,427

INTEREST EXPENSE
Interest on deposits	48,138	34,121	133,750	81,112
Interest on securities sold under agreements to repurchase and federal funds purchased	530	2,155	1,757	6,346
Interest on term debt	874	692	1,767	2,775
Interest on junior subordinated debentures	4,444	3,971	12,329	10,359

Total interest expense	53,986	40,939	149,603	100,592

Net interest income	73,875	73,799	214,501	188,835
PROVISION FOR LOAN AND LEASE LOSSES	20,420	2,352	23,916	2,427

Net interest income after provision for loan and lease losses	53,455	71,447	190,585	186,408

NON-INTEREST INCOME
Service charges on deposit accounts	8,448	7,606	23,648	19,540
Brokerage commissions and fees	2,498	2,506	7,594	7,408
Mortgage banking revenue, net	1,366	1,445	5,772	5,792
Net loss on sale of investment securities	(13)	—	(10)	(1)
Other income	6,244	1,919	11,434	6,745

Total non-interest income	18,543	13,476	48,438	39,484

NON-INTEREST EXPENSE
Salaries and employee benefits	28,005	26,387	85,172	71,525
Net occupancy and equipment	9,166	8,540	26,774	22,907
Communications	1,807	1,744	5,293	4,689
Marketing	1,982	1,780	4,405	4,596
Services	4,864	4,199	14,066	11,016
Supplies	984	925	2,572	2,276
Intangible amortization	1,767	1,195	4,400	2,533
Merger related expenses	263	2,451	3,200	4,358
Other expenses	4,055	3,465	10,968	9,009

Total non-interest expense	52,893	50,686	156,850	132,909

Income before income taxes	19,105	34,237	82,173	92,983
Provision for income taxes	5,928	11,381	28,421	33,069

Net income	$13,177	$22,856	$53,752	$59,914

Basic earnings per share	$0.22	$0.40	$0.90	$1.19
Diluted earnings per share	$0.22	$0.39	$0.89	$1.17
See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except shares)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total

BALANCE AT JANUARY 1, 2006	44,556,269	$564,579	$183,591	$(9,909)	$738,261
Net income			84,447		84,447
Other comprehensive income, net of tax:
Unrealized gains on securities arising during the year				470	470

Comprehensive income					$84,917

Stock-based compensation		1,932			1,932
Stock repurchased and retired	(6,142)	(179)			(179)
Issuances of common stock under stock plans and related tax benefit	784,715	10,814			10,814
Stock issued in connection with acquisition	12,745,329	353,721			353,721
Cash dividends ($0.60 per share)			(33,255)		(33,255)

Balance at December 31, 2006	58,080,171	$930,867	$234,783	$(9,439)	$1,156,211

BALANCE AT JANUARY 1, 2007	58,080,171	$930,867	$234,783	$(9,439)	$1,156,211
Adoption of fair value option — junior subordinated debentures			(2,064)		(2,064)
Net income			53,752		53,752
Other comprehensive income, net of tax:
Unrealized gains on securities arising during the period				1,599	1,599

Comprehensive income					$55,351

Stock-based compensation		2,596			2,596
Stock repurchased and retired	(4,048,387)	(96,075)			(96,075)
Issuances of common stock under stock plans and related tax benefit	668,978	8,043			8,043
Stock issued in connection with acquisition	5,163,573	142,112			142,112
Cash dividends ($0.55 per share)			(32,984)		(32,984)

Balance at September 30, 2007	59,864,335	$987,543	$253,487	$(7,840)	$1,233,190

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$13,177	$22,856	$53,752	$59,914

Unrealized gains arising during the period on investment securities available for sale	12,425	16,008	2,665	1,617

Reclassification adjustment for losses realized in net income, (net of tax benefit of $5,000 and $4,000 for the three and nine months ended September 30, 2007, respectively)	8	—	6	1

Income tax expense related to unrealized gains/losses on investment securities, available for sale	(4,978)	(6,403)	(1,072)	(648)

Net unrealized gains on investment securities available for sale	7,455	9,605	1,599	970

Comprehensive income	$20,632	$32,461	$55,351	$60,884

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine months ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$53,752	$59,914
Adjustments to reconcile net income to net cash provided by operating activities:
Restricted equity securities stock dividends	(180)	(205)
Amortization of investment premiums, net	152	907
Loss on sale of investment securities available-for-sale	10	1
Provision for loan and lease losses	23,916	2,427
Depreciation, amortization and accretion	9,295	8,503
Change in fair value of mortgage servicing rights	977	—
Change in fair value of junior subordinated debentures	(4,531)	—
Stock-based compensation	2,596	1,563
Net decrease (increase) in trading account assets	60	(36)
Origination of loans held for sale	(200,179)	(194,856)
Proceeds from sales of loans held for sale	196,521	186,873
Increase in mortgage servicing rights	(499)	(1,337)
Excess tax benefits from the exercise of stock options	(243)	(855)
Net (increase) decrease in other assets	(17,021)	23,665
Net decrease in other liabilities	(7,914)	(2,068)

Net cash provided by operating activities	56,712	84,496

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(219,303)	—
Sales and maturities of investment securities available-for-sale	110,517	56,303
Maturities of investment securities held-to-maturity	1,628	2,237
Redemption of restricted equity securities	5,525	9,242
Net loan and lease originations	(300,243)	(457,625)
Proceeds from sales of loans	18,442	19,129
Proceeds from disposals of furniture and equipment	4,314	193
Purchases of premises and equipment	(6,997)	(8,196)
Sales of real estate owned	—	93
Cash acquired in merger, net of cash consideration paid	78,729	36,950

Net cash used by investing activities	(307,388)	(341,674)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit liabilities	215,245	348,851
Net increase (decrease) in Federal funds purchased	20,000	(55,000)
Net increase in securities sold under agreements to repurchase	4,898	6,606
Term debt borrowings	—	600,000
Proceeds from the issuance of junior subordinated debentures	60,000	—
Repayment of junior subordinated debentures	(36,084)	—
Repayment of term debt	(33,637)	(605,087)
Dividends paid on common stock	(32,055)	(17,664)
Excess tax benefits from the exercise of stock options	243	855
Proceeds from stock options exercised	7,714	8,936
Retirement of common stock	(96,075)	(39)

Net cash provided by financing activities	110,249	287,458

Net (decrease) increase in cash and cash equivalents	(140,427)	30,280
Cash and cash equivalents, beginning of period	335,648	161,754

Cash and cash equivalents, end of period	$195,221	$192,034

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$148,143	$95,172
Income taxes	$37,931	$38,808
See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 – Summary of Significant Accounting Policies
The accounting and financial reporting policies of Umpqua Holdings Corporation (referred to in this report as “we”, “our” or “the Company”) conform to accounting principles generally accepted in the United States of America. The accompanying interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Umpqua Bank (“Bank”), and Strand, Atkinson, Williams & York, Inc. (“Strand”). All material inter-company balances and transactions have been eliminated. The consolidated financial statements have not been audited. A more detailed description of our accounting policies is included in the 2006 Annual Report filed on Form 10-K. There have been no significant changes to these policies, except due to adoption of Statement of Financial Accounting Standards (“SFAS”) No. 156, Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, SFAS No. 157, Fair Value Measurements, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, and FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). The changes to accounting policies under these standards are described in detail in Notes 3, 4, 7 and 10. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the 2006 Annual Report filed on Form 10-K.
In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period. Certain reclassifications of prior period amounts have been made to conform to current classifications.
Note 2 – Business Combinations
On April 26, 2007, the Company acquired all of the outstanding common stock of North Bay Bancorp (“North Bay”) and its principal operating subsidiary, The Vintage Bank, along with its Solano Bank division. The results of North Bay’s operations have been included in the consolidated financial statements since that date. This acquisition added North Bay’s network of 10 Northern California branches, including locations in the Napa area and in the communities of St. Helena, American Canyon, Vacaville, Benicia, Vallejo and Fairfield, to our network of Northern California, Oregon and Washington locations. This merger was consistent with the Company’s community banking expansion strategy and provided further opportunity to enter growth markets in Northern California.
The aggregate purchase price was $143.4 million and included 5.2 million common shares valued at $135.2 million, options to purchase 542,000 shares of common stock valued at $6.9 million and $1.1 million of direct merger costs. North Bay shareholders received 1.228 shares of the Company’s common stock for each share of North Bay common stock (“exchange ratio of 1.228:1”). The value of the common shares issued was $26.18 per share based on the average closing market price of the Company’s common stock for the fifteen trading days before the last five trading days before the merger. Outstanding North Bay stock options were converted (using the exchange ratio of 1.228:1) at a weighted average fair value of $12.78 per option.
The following table summarizes the purchase price allocation, including the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. Additional adjustments to the purchase price allocation may be required, specifically related to other assets, taxes and compensation adjustments.

(in thousands)

April 26, 2007
Assets Acquired:
Cash and equivalents	$78,729
Investment securities	85,589
Loans, net	437,863
Premises and equipment, net	12,940
Intangible assets	14,210
Goodwill	78,794
Other assets	19,481

Total assets acquired	$727,606

Liabilities Assumed:
Deposits	$462,624
Term debt	99,227
Junior subordinated debentures	10,342
Other liabilities	13,301

Total liabilities assumed	585,494

Net Assets Acquired	$142,112

The intangible assets represent the value ascribed to the long-term deposit relationships and merchant services portfolio income stream acquired. These intangible assets are being amortized on an accelerated basis over a weighted average estimated useful life of ten to fifteen years. The intangible assets are estimated not to have a significant residual value. Goodwill represents the excess of the total purchase price paid for North Bay over the fair values of the assets acquired, net of the fair values of liabilities assumed. Goodwill has been assigned to our Community Banking segment. Goodwill is not amortized, but is evaluated for possible impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. No impairment losses were recognized in connection with intangible or goodwill assets during the period from acquisition to September 30, 2007. At September 30, 2007, goodwill recorded in connection with the North Bay acquisition was $77.2 million. The $1.6 million decrease from April 26, 2007 is primarily due to the recognition of a tax benefit upon exercise of fully vested acquired options.
The following table presents unaudited pro forma results of operations for the nine months ended September 30, 2007, and three and nine months ended September 30, 2006 as if the acquisition of North Bay had occurred on January 1, 2006. Any cost savings realized as a result of the North Bay merger are not reflected in the pro forma consolidated condensed statements of income. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2006:

Pro Forma Financial Information — Unaudited
(in thousands, except per share data)

	Nine Months Ended September 30, 2007
		North	Pro Forma		Pro Forma
	Umpqua	Bay (a)	Adjustments		Combined
Net interest income	$214,501	$8,732	$462	(b)	$223,695
Provision for loan and lease losses	23,916	—	—		23,916
Non-interest income	48,438	1,434	—		49,872
Non-interest expense	156,850	6,985	(2,932	)(c)	160,903

Income before income taxes	82,173	3,181	3,394		88,748
Provision for income taxes	28,421	1,054	1,358	(d)	30,833

Net income	$53,752	$2,127	$2,036		$57,915

Earnings per share:
Basic	$0.90				$0.93
Diluted	$0.89				$0.92

Average shares outstanding:
Basic	59,790	1,772	404	(e)	61,966
Diluted	60,450	1,839	419	(e)	62,708

(a)	North Bay amounts represent results from January 1, 2007 to acquisition date of April 26, 2007.

(b)	Consists of additional net accretion of fair value adjustments related to the North Bay acquisition.

(c)	Consists of merger related expenses of $3.2 million at Umpqua, adjusted for amortization of intangible assets and premises purchase accounting adjustment related to the North Bay acquisition.

(d)	Income tax effect of pro forma adjustments at 40%.

(e)	Additional shares issued at an exchange ratio of 1.228:1.
(in thousands, except per share data)

	Three Months Ended September 30, 2006
		North	Pro Forma		Pro Forma
	Umpqua	Bay	Adjustments		Combined
Net interest income	$73,799	$6,956	$2	(a)	$80,757
Provision for loan and lease losses	2,352	—	—		2,352
Non-interest income	13,476	1,239	—		14,715
Non-interest expense	50,686	5,388	600	(b)	56,674

Income before income taxes	34,237	2,807	(598)		36,446
Provision for income taxes	11,381	931	(239	) (c)	12,073

Net income	$22,856	$1,876	$(359)		$24,373

Earnings per share:
Basic	$0.40				$0.39
Diluted	$0.39				$0.38

Average shares outstanding:
Basic	57,802	4,134	943	(d)	62,879
Diluted	58,452	4,296	979	(d)	63,727

(a)	Consists of net accretion of fair value adjustments related to the North Bay acquisition.

(b)	Consists of amortization of intangible assets and premises purchase accounting adjustment related to the North Bay acquisition.

(c)	Income tax effect of pro forma adjustments at 40%.

(d)	Additional shares issued at an exchange ratio of 1.228:1.

(in thousands, except per share data)

	Nine Months Ended September 30, 2006
		North	Pro Forma		Pro Forma
	Umpqua	Bay	Adjustments		Combined
Net interest income	$188,835	$21,651	$(235	)(a)	$210,251
Provision for loan and lease losses	2,427	200	—		2,627
Non-interest income	39,484	3,479	—		42,963
Non-interest expense	132,909	16,943	1,917	(b)	151,769

Income before income taxes	92,983	7,987	(2,152)		98,818
Provision for income taxes	33,069	2,745	(861	)(c)	34,953

Net income	$59,914	$5,242	$(1,291)		$63,865

Earnings per share:
Basic	$1.19				$1.15
Diluted	$1.17				$1.13

Average shares outstanding:
Basic	50,378	4,123	940	(d)	55,441
Diluted	51,010	4,284	977	(d)	56,271

(a)	Consists of net accretion of fair value adjustments related to the North Bay acquisition.

(b)	Consists of amortization of intangible assets and premises purchase accounting adjustment related to the North Bay acquisition.

(c)	Income tax effect of pro forma adjustments at 40%.

(d)	Additional shares issued at an exchange ratio of 1.228:1.
The following table summarizes activity in the Company’s accrued restructuring charges, recorded in other liabilities, related to the North Bay acquisition from acquisition date of April 26, 2007 to September 30, 2007:
Accrued Restructuring Charges
(in thousands)

Beginning balance	$2,796
Utilization:
Cash payments	(1,267)

Ending Balance	$1,529

The Company expects additional merger-related expenses incurred in connection with the North Bay acquisition to be insignificant.
On June 2, 2006, the Company acquired all of the outstanding common stock of Western Sierra Bancorp (“Western Sierra”) of Cameron Park, California, and its principal operating subsidiaries, Western Sierra Bank, Central California Bank, Lake Community Bank and Auburn Community Bank. The results of Western Sierra’s operations have been included in the consolidated financial statements since that date. This acquisition added Western Sierra’s complete network of 31 Northern California branches, including locations in the Sacramento, Auburn, Lakeport and Sonora areas, to our network of California, Oregon and Washington locations. This merger was consistent with the Company’s community banking expansion strategy and provided further opportunity to enter growth markets in Northern California.
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
The following table summarizes the purchase price allocation, including the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. Additional adjustments to the purchase price allocation may be required, specifically related to taxes.

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

The core deposit intangible asset represents the value ascribed to the long-term deposit relationships acquired. This intangible asset is being amortized on a straight-line basis over a weighted average estimated useful life of ten years. The core deposit intangible asset is estimated not to have a significant residual value. Goodwill represents the excess of the total purchase price paid for Western Sierra over the fair values of the assets acquired, net of the fair values of liabilities assumed. Goodwill has been assigned to our Community Banking segment. Goodwill is not amortized, but is evaluated for possible impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. No impairment losses were recognized in connection with core deposit intangible or goodwill assets during the period from acquisition to September 30, 2007. At September 30, 2007, goodwill recorded in connection with the Western Sierra acquisition was $247.9 million.
The following table presents unaudited pro forma results of operations for the nine months ended September 30, 2006 as if the acquisition of Western Sierra had occurred on January 1, 2006. Any cost savings realized as a result of the Western Sierra merger are not reflected in the pro forma consolidated condensed statements of income. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2006:

Pro Forma Financial Information – Unaudited
(in thousands, except per share data)

	Nine Months Ended September 30, 2006
		Western	Pro Forma		Pro Forma
	Umpqua	Sierra (a)	Adjustments		Combined
Net interest income	$188,835	$25,834	$(99	)(b)	$214,570
Provision for loan and lease losses	2,427	350	—		2,777
Non-interest income	39,484	5,040	—		44,524
Non-interest expense	132,909	18,168	(3,270	)(c)	147,807

Income before income taxes	92,983	12,356	3,171		108,510
Provision for income taxes	33,069	4,898	1,268	(d)	39,235

Net income	$59,914	$7,458	$1,903		$69,275

Earnings per share:
Basic	$1.19				$1.21
Diluted	$1.17				$1.19

Average shares outstanding:
Basic	50,378	4,401	2,685	(e)	57,464
Diluted	51,010	4,517	2,755	(e)	58,282

(a)	Western Sierra amounts represent results from January 1, 2006 to acquisition date of June 2, 2006.

(b)	Consists of additional net accretion of fair value adjustments related to the Western Sierra acquisition.

(c)	Consists of merger related expenses of $4.4 million, partially offset by additional core deposit intangible amortization of $1.1 million.

(d)	Income tax effect of pro forma adjustments at 40%.

(e)	Additional shares issued at an exchange ratio of 1.61:1.
The following table summarizes activity in the Company’s accrued restructuring charges related to the Western Sierra acquisition which are recorded in other liabilities:
Accrued Restructuring Charges
(in thousands)

Nine months ended
September 30, 2007
Beginning balance	$4,369
Additions:
Severance, retention and other compensation	217
Premises	1,093
Utilization:
Cash payments	(2,416)

Ending Balance	$3,263

These accrued restructuring charges will be utilized by May 2012. No additional merger-related expenses are expected in connection with the Western Sierra or any other acquisition prior to Western Sierra.
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

156 is not permitted, there was no change to prior period financial statements. Since there was no difference between the carrying amount and fair value of the mortgage servicing rights (“MSR”) on the date of adoption, there was also no cumulative effect adjustment to retained earnings.
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
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Balance, beginning of period(1)	$9,966	$11,550	$9,952	$10,890
Additions for new mortgage servicing rights capitalized	156	225	499	1,337
Changes in fair value:
Due to changes in model inputs or assumptions(2)	(220)	—	675	—
Other(3)	(428)	—	(1,652)	—
Amortization of servicing rights	—	(292)	—	(933)
Impairment charge	—	(1,056)	—	(867)

Balance, end of period	$9,474	$10,427	$9,474	$10,427

Balance of loans serviced for others	$877,648	$978,723
MSR as a percentage of serviced loans	1.08%	1.07%

(1)	Represents fair value as of June 30, 2007 and December 31, 2006 and amortized cost as of June 30, 2006 and December 31, 2005, which approximated fair value.

(2)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(3)	Represents changes due to collection/realization of expected cash flows over time.
The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in mortgage banking revenue on the consolidated statements of income, were $546,000 and $1.9 million, respectively, for the three and nine months ended September 30, 2007, as compared to $652,000 and $2.0 million for the same periods in 2006.
Retained mortgage servicing rights are measured at fair values as of the date of sale. We use quoted market prices when available. Subsequent fair value measurements are determined using a discounted cash flow model. In order to determine the fair value of the MSR, the present value of expected future cash flows is estimated. Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income. This model is periodically validated by an independent external model validation group. The model assumptions and the MSR fair value estimates are also compared to observable trades of similar portfolios as well as to MSR broker valuations and industry surveys. Key assumptions used in measuring the fair value of MSR as of September 30, 2007 were as follows:

Constant prepayment rate	12.17%
Discount rate	8.80%
Weighted average life (years)	5.8
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
Note 4 – Junior Subordinated Debentures
As of September 30, 2007, the Company had 14 wholly-owned trusts (“Trusts”) that were formed to issue trust preferred securities and related common securities of the Trusts and are not consolidated. The Company formed a new Trust that issued trust preferred securities representing an obligation of $61.9 million, and redeemed existing trust preferred securities representing an obligation of $25.8 million in the third quarter. One Trust, representing an obligation of approximately $10.3 million (fair value of approximately $10.3 million as of the merger date), was assumed in connection with the North Bay merger and subsequently redeemed in June 2007. Four Trusts, representing aggregate total obligations of approximately $37.1 million (fair value of approximately $38.7 million as of the merger date), were assumed in connection with the Western Sierra merger. Five Trusts, representing aggregate total obligations of approximately $58.9 million (fair value of approximately $68.6 million as of the merger date), were assumed in connection with previous mergers.
Following is information about the Trusts as of September 30, 2007:
Junior Subordinated Debentures
(in thousands)

Issued	Carrying	Effective
Trust Name	Issue Date	Amount	Value (1)	Rate (2)	Rate (3)	Maturity Date	Redemption Date
At Fair Value:
Umpqua Statutory Trust II	October 2002	$20,619	$20,945	Floating (4)	8.23%	October 2032	October 2007
Umpqua Statutory Trust III	October 2002	30,928	31,376	Floating (5)	8.23%	November 2032	November 2007
Umpqua Statutory Trust IV	December 2003	10,310	10,479	Floating (6)	8.23%	January 2034	January 2009
Umpqua Statutory Trust V	December 2003	10,310	10,311	Floating (6)	8.23%	March 2034	March 2009
Umpqua Master Trust IA	August 2007	41,238	38,436	Floating (7)	8.23%	September 2037	September 2012
Umpqua Master Trust IB	September 2007	20,619	20,437	Floating (8)	8.23%	December 2037	December 2012

134,024	131,984

At Amortized Cost:
HB Capital Trust I	March 2000	5,310	6,566	10.875%	7.94%	March 2030	March 2010
Humboldt Bancorp Statutory Trust I	February 2001	5,155	6,062	10.200%	8.03%	February 2031	February 2011
Humboldt Bancorp Statutory Trust II	December 2001	10,310	11,606	Floating (9)	7.75%	December 2031	December 2006
Humboldt Bancorp Staututory Trust III	September 2003	27,836	31,327	6.75%	(10)	5.04%	September 2033	September 2008
CIB Capital Trust	November 2002	10,310	11,405	Floating (5)	7.76%	November 2032	November 2007
Western Sierra Statutory Trust I	July 2001	6,186	6,362	Floating (11)	6.85%	July 2031	July 2006
Western Sierra Statutory Trust II	December 2001	10,310	10,603	Floating (9)	7.15%	December 2031	December 2006
Western Sierra Statutory Trust III	September 2003	10,310	10,508	Floating (12)	6.85%	September 2033	September 2008
Western Sierra Statutory Trust IV	September 2003	10,310	10,508	Floating (12)	6.85%	September 2033	September 2008

96,037	104,947

Total	$230,061	$236,931

(1)	Includes purchase accounting adjustments, net of accumulated amortization, for junior subordinated debentures assumed in connection with the Humboldt and Western Sierra mergers as well as fair value adjustment pursuant to the adoption of SFAS No. 159 related to trusts recorded at fair value.

(2)	Contractual interest rate of junior subordinated debentures.

(3)	Effective interest rate as of September 2007, including impact of purchase accounting amortization.

(4)	Rate based on LIBOR plus 3.35%, adjusted quarterly.

(5)	Rate based on LIBOR plus 3.45%, adjusted quarterly.

(6)	Rate based on LIBOR plus 2.85%, adjusted quarterly.

(7)	Rate based on LIBOR plus 1.35%, adjusted quarterly.

(8)	Rate based on LIBOR plus 2.75%, adjusted quarterly.

(9)	Rate based on LIBOR plus 3.60%, adjusted quarterly.

(10)	Rate fixed for 5 years from issuance, then adjusted quarterly thereafter based on LIBOR plus 2.95%.

(11)	Rate based on LIBOR plus 3.58%, adjusted quarterly.

(12)	Rate based on LIBOR plus 2.90%, adjusted quarterly.
The $230.1 million of trust preferred securities issued to the Trusts as of September 30, 2007 ($203.7 million as of December 31, 2006) are reflected as junior subordinated debentures in the consolidated balance sheets. The common stock issued by the Trusts is recorded in other assets in the consolidated balance sheets, and totaled $6.9 million and $5.8 million at September 30, 2007 and December 31, 2006.
All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of September 30, 2007, under guidance issued by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Effective April 11, 2005, the Federal Reserve Board adopted a rule that permits the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. Under the Federal Reserve Board rule, after a five-year transition period ending March 31, 2009, the aggregate amount of trust preferred securities and certain other restricted core capital elements is limited to 25% of Tier 1 capital, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. At September 30, 2007, the Company’s restricted core capital elements were 32% of total core capital, net of goodwill. There can be no assurance that the Federal Reserve Board will not further limit the amount of trust preferred securities permitted to be included in Tier 1 capital for regulatory capital purposes.
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
Accounting for selected junior subordinated debentures at fair value enables us to more closely align our financial performance with the economic value of those liabilities. Additionally, we believe our adoption of the standard will have a positive impact on our ability to manage the market and interest rate risks associated with the junior subordinated debentures, and potentially benefit net interest income, net income and earnings per common share during the remainder of 2007, as well as future periods. The junior subordinated debentures measured at fair value and amortized cost have been presented as separate line items on the balance sheet. We use a discounted cash flow model to determine the fair value of the junior subordinated debentures using market discount rate assumptions.
Umpqua selected the fair value measurement option for certain pre-existing junior subordinated debentures of $97.9 million (the Umpqua Statutory Trusts) as of the adoption date. The remaining junior subordinated debentures as of the adoption date were acquired through business combinations and were measured at fair value at the time of acquisition.
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
The gains and losses described in the table above will not be recognized in earnings based upon application of SFAS No. 159. Regulatory capital will be reduced by the adjustment to retained earnings. However, the Company’s capital exceeds the capital levels required to be classified as well-capitalized, and the reduction in retained earnings resulting from the adoption of SFAS No. 159 will have minimal effect on the Company’s current regulatory capital ratios.
On July 19, 2007, the Company announced plans to issue $130 million of new trust preferred securities over the next four months and to use the proceeds to redeem $75 million of trust preferred securities related to three Trusts during the third and fourth quarters; to fund previously announced share repurchases; and, for other corporate purposes. Of the $61.9 million in new trust preferred securities issued in the third quarter, the Company used $25.8 million of the proceeds to redeem trust preferred securities issued by one Trust and the remainder to repurchase 1.65 million shares of common stock. On October 18, 2007, the Company announced that it intended to put on hold plans to issue additional trust preferred securities for at least another quarter until there is improvement in the credit markets. The Company selected the fair value measurement option for the trust preferred securities issued in the third quarter.
As a result of the fair value measurement election for the above financial instruments, we recorded gains of $4.1 million and $4.7 million for the three and nine months ended September 30, 2007 resulting from the change in fair value of the junior subordinated debentures recorded at fair value. These gains were recorded as other non-interest income. Interest expense on junior subordinated debentures is recorded on an accrual basis. The junior subordinated debentures recorded at fair value of $132.0 million had contractual unpaid principal amounts of $134.0 million outstanding as of September 30, 2007.

Note 5 – Commitments and Contingencies
Lease Commitments — The Company leases 109 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times upon expiration.
Rent expense for the three and nine months ended September 30, 2007 was $3.0 million and $8.9 million, respectively, compared to $2.7 million and $6.7 million in the comparable periods in 2006. Rent expense was offset by rent income for the three and nine months ended September 30, 2007 of $183,000 and $459,000, respectively, compared to $143,000 and $271,000 in the comparable periods in 2006.
Financial Instruments with Off-Balance-Sheet Risk — The Company’s financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank’s business and involve elements of credit, liquidity and interest rate risk. The following table presents a summary of the Bank’s commitments and contingent liabilities:
(in thousands)

As of September 30, 2007
Commitments to extend credit	$1,498,690
Commitments to extend overdrafts	$197,382
Commitments to originate loans held-for-sale	$35,514
Forward sales commitments	$22,000
Standby letters of credit	$56,009
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
The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position. There were no counterparty default losses on forward contracts in the three and nine months ended September 30, 2007 and 2006. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At September 30, 2007, the Bank had commitments to originate mortgage loans held for sale totaling $35.5 million with a net fair value asset of approximately $34,000. As of that date, it also had forward sales commitments of $22.0 million with a net fair value liability of $52,000. The Bank recorded a loss of $103,000 and a gain of $253,000 related to its commitments to originate mortgage loans and related forward sales commitments in the three and nine months ended September 30, 2007, respectively, as compared to a loss of $152,000 and a gain of $80,000 in the comparable periods in 2006.
Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank has not been required to perform on any financial guarantees and did not incur any losses in connection with standby letters of credit during the three and nine months ended September 30, 2007 and 2006. At September 30, 2007, approximately $28.5 million of standby letters of credit expire within one year, and $27.5 million expire thereafter. Upon issuance, the Company recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. Fees are recognized ratably over the term of the standby letter of credit. The fair value of guarantees associated with standby letters of credit was $188,000 as of September 30, 2007.
At September 30, 2007, the reserve for unfunded commitments, which is included in other liabilities on the consolidated balance sheet, was $1.2 million. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amounts of commitments, loss experience, and economic conditions.
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
Concentrations of Credit Risk — The Company grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington and California. In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 80% and 81% of the Company’s loan and lease portfolio at September 30, 2007, and December 31, 2006, respectively.  Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the repayment of these loans.  Personal and business incomes represent the primary source of repayment for a majority of these loans. There has been deterioration in the northern California residential development market which has led to an increase in non-performing loans and provision for loan and lease losses this quarter.
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
Note 6 – Stock-Based Compensation
The compensation cost related to stock options, restricted stock and restricted stock units (included in salaries and employee benefits) was $783,000 and $2.6 million for the three and nine months ended September 30, 2007, respectively, as compared to $545,000 and $1.6 million for the same periods in 2006, respectively. The total income tax benefit recognized in the income statement related to stock based compensation was $313,000 and $1.0 million for the three and nine months ended September 30, 2007, respectively, as compared to $218,000 and $625,000 for the same periods in 2006, respectively.
The following table summarizes information about stock option activity for the nine months ended September 30, 2007:
(in thousands, except per share data)

	Nine months ended September 30, 2007
			Weighted-Avg
	Options	Weighted-Avg	Remaining Contractual	Aggregate
	Outstanding	Exercise Price	Term (Years)	Intrinsic Value
Balance, beginning of period	1,807	$14.78
Granted	50	$26.12
Acquisitions	542	$13.39
Exercised	(640)	$12.04
Forfeited/expired	(42)	$21.63

Balance, end of period	1,717	$15.53	5.21	$9,789

Options exercisable, end of period	1,309	$13.27	4.57	$9,627

The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of options exercised during the three and nine months ended September 30, 2007 was $1.8 million and $7.9 million, respectively. This compared to the total intrinsic value of options exercised during the three and nine months September 30, 2006 of $4.1 million and $10.4 million, respectively. During the three and nine months ended September 30, 2007, the amount of cash received from the exercise of stock options was $2.7 million and $7.7 million, respectively.
The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. There were no stock options granted in the three months ended September 30, 2007 and 2006. The following assumptions were used for stock options granted in the nine months ended September 30, 2007 and 2006:

	Nine months ended
	September 30,
	2007	2006
Dividend yield	3.29%	2.68%
Expected life (years)	6.2	6.4
Expected volatility	34%	35%
Risk-free rate	4.46%	4.30%
Weighted average grant date fair value of options granted	$7.49	$9.18
The Company grants restricted stock periodically as a part of the 2003 Plan for the benefit of employees. Restricted shares issued currently vest on an annual basis over five years for all grants issued. The following table summarizes information about non-vested restricted shares as of September 30, 2007 and changes for the nine months ended September 30, 2007:
(in thousands, except per share data)

	Nine months ended September 30, 2007
	Restricted	Weighted
	Shares	Average Grant
	Outstanding	Date Fair Value
Balance, beginning of period	122	$26.36
Granted	86	$27.70
Released	(29)	$24.90
Forfeited/expired	(15)	$26.29

Balance, end of period	164	$27.32

The total fair value of restricted shares vested during the three and nine months ended September 30, 2007 was $201,000 and $718,000. This compared to total fair value of restricted shares vested during the three and nine months ended September 30, 2006 of $292,000 and $300,000.
In the second quarter of 2007, the Company awarded a restricted stock unit grant to an executive under an existing plan that vests based on continued service in various increments through June 30, 2011. The Company shall issue certificates for the vested grant units within the seventh month following termination of executive’s employment. In addition, a 2007 Long Term Incentive Plan was approved during the second quarter which authorizes the award of restricted stock unit grants, which are subject to performance-based vesting as well as other approved vesting conditions. The restricted stock units granted under the 2007 Long Term Incentive Plan generally cliff vest after three years based on performance and service conditions. The compensation cost related to these restricted stock units was $183,000 and $782,000 for the three and nine months ended September 30, 2007. At September 30, 2007, 122,000 restricted stock units with a weighted average grant date fair value of $25.11 were outstanding; 15,000 restricted stock units at a weighted average grant date fair value of $26.39 were vested and deferred.
As of September 30, 2007, there was $2.3 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.3 years. As of September 30, 2007, there was $3.6 million of total unrecognized compensation cost related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 3.6 years. As of September 30, 2007, there was $2.3 million of total unrecognized compensation cost related to non-vested restricted stock units which is expected to be recognized over a weighted-average period of 2.8 years.
For the three months ended September 30, 2007 and 2006, the Company received income tax benefits of $647,000 and $1.6 million, respectively, related to the exercise of non-qualified employee stock options, disqualifying dispositions in the exercise of incentive stock options and the vesting of restricted shares. For the nine months ended September 30, 2007 and 2006, the Company received income tax benefits of $3.1 million and $3.5 million, respectively. In the nine months ended September 30, 2007 and 2006, the cash flows from excess tax benefits (tax benefits resulting from tax deductions in excess of the compensation cost recognized) classified as financing cash flows were $243,000 and $855,000, respectively. The remaining cash flows from tax benefits were recognized as operating cash flows.
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
The following is a computation of basic and diluted earnings per share for the three and nine months ended September 30, 2007 and 2006:
Earnings per Share
(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Basic earnings per share:
Weighted average shares outstanding	60,490	57,802	59,790	50,378
Net income	$13,177	$22,856	$53,752	$59,914
Basic earnings per share	$0.22	$0.40	$0.90	$1.19

Diluted earnings per share:
Weighted average shares outstanding	60,490	57,802	59,790	50,378
Net effect of the assumed exercise of stock options and vesting of restricted shares, based on the treasury stock method	575	650	660	632

Total weighted average shares and common stock equivalents outstanding	61,065	58,452	60,450	51,010

Net income	$13,177	$22,856	$53,752	$59,914
Diluted earnings per share	$0.22	$0.39	$0.89	$1.17
Note 9 – Segment Information
The Company operates three primary segments: Community Banking, Mortgage Banking and Retail Brokerage. The Community Banking segment’s principal business focus is the offering of loan and deposit products to business and retail customers in its primary market areas. As of September 30, 2007, the Community Banking segment operated 146 stores located throughout Oregon, Northern California and Washington.
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
Summarized financial information concerning the Company’s reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

Segment Information

	Three Months Ended September 30, 2007
	Community	Retail	Mortgage
(in thousands)	Banking	Brokerage	Banking	Consolidated

Interest income	$124,103	$9	$3,749	$127,861
Interest expense	51,930	—	2,056	53,986

Net interest income	72,173	9	1,693	73,875
Provision for loan and lease losses	20,420	—	—	20,420
Non-interest income	14,299	2,798	1,446	18,543
Non-interest expense	48,089	2,409	2,132	52,630
Merger-related expense	263	—	—	263

Income before income taxes	17,700	398	1,007	19,105
Provision for income taxes	5,381	144	403	5,928

Net income	$12,319	$254	$604	$13,177

	Nine Months Ended September 30, 2007
	Community	Retail	Mortgage
(in thousands)	Banking	Brokerage	Banking	Consolidated

Interest income	$352,001	$41	$12,062	$364,104
Interest expense	143,191	—	6,412	149,603

Net interest income	208,810	41	5,650	214,501
Provision for loan and lease losses	23,916	—	—	23,916
Non-interest income	34,264	8,103	6,071	48,438
Non-interest expense	139,432	7,429	6,789	153,650
Merger-related expense	3,200	—	—	3,200

Income before income taxes	76,526	715	4,932	82,173
Provision for income taxes	26,188	260	1,973	28,421

Net income	$50,338	$455	$2,959	$53,752

	Three Months Ended September 30, 2006
	Community	Retail	Mortgage
(in thousands)	Banking	Brokerage	Banking	Consolidated

Interest income	$109,731	$15	$4,992	$114,738
Interest expense	37,784	—	3,155	40,939

Net interest income	71,947	15	1,837	73,799
Provision for loan and lease losses	2,352	—	—	2,352
Non-interest income	9,331	2,608	1,537	13,476
Non-interest expense	43,091	2,447	2,697	48,235
Merger-related expense	2,451	—	—	2,451

Income before income taxes	33,384	176	677	34,237
Provision for income taxes	11,047	63	271	11,381

Net income	$22,337	$113	$406	$22,856

	Nine Months September 30, 2006
	Community	Retail	Mortgage
(in thousands)	Banking	Brokerage	Banking	Consolidated

Interest income	$280,388	$55	$8,984	$289,427
Interest expense	94,779	—	5,813	100,592

Net interest income	185,609	55	3,171	188,835
Provision for loan and lease losses	2,427	—	—	2,427
Non-interest income	25,950	7,702	5,832	39,484
Non-interest expense	114,182	7,493	6,876	128,551
Merger-related expense	4,358	—	—	4,358

Income before income taxes	90,592	264	2,127	92,983
Provision for income taxes	32,095	123	851	33,069

Net income	$58,497	$141	$1,276	$59,914

	September 30, 2007
	Community	Retail	Mortgage
(in thousands)	Banking	Brokerage	Banking	Consolidated
Total assets	$7,992,619	$9,830	$223,362	$8,225,811
Total loans	$5,887,239	$—	$192,196	$6,079,435
Total deposits	$6,506,848	$—	$11,369	$6,518,217

	December 31, 2006
	Community	Retail	Mortgage
(in thousands)	Banking	Brokerage	Banking	Consolidated
Total assets	$7,087,227	$7,656	$249,353	$7,344,236
Total loans	$5,139,818	$—	$222,044	$5,361,862
Total deposits	$5,834,835	$—	$5,459	$5,840,294
Note 10 – Fair Value Measurement
SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurement. Upon adoption of SFAS No. 157, there was no cumulative effect adjustment to beginning retained earnings and no impact on the financial statements, other than in conjunction with the adoption of SFAS No. 159, in the three and nine months ended September 30, 2007.
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2007, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
(in thousands)

		Fair Value Measurements
		at September 30, 2007, Using
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	September 30, 2007	(Level 1)	(Level 2)	(Level 3)
Trading securities	$4,144	$4,144
Available-for-sale securities	911,883	166,682	745,201
Mortgage Servicing Rights	9,474		9,474

Total assets measured at fair value	$925,501	$170,826	$754,675	$—

Junior subordinated debentures, at fair value	$131,984		$131,984

Total liabilities measured at fair value	$131,984	$—	$131,984	$—

The following methods were used to estimate the fair value of each class of financial instrument above:
Securities - Fair values for investment securities are based on quoted market prices when available or through the use of alternative approaches, such as matrix or model pricing, when market quotes are not readily accessible or available.
Mortgage Servicing Rights — The fair value of mortgage servicing rights is estimated using a discounted cash flow model.
Junior Subordinated Debentures — The fair value of junior subordinated debentures is estimated using a discounted cash flow model.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Report contains certain forward-looking statements, which are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. These statements may include statements that expressly or implicitly predict future results, performance or events. All statements other than statements of historical fact are forward-looking statements. In addition, the words “anticipates,” “expects,” believes,” “estimates” and “intends” and words or phrases of similar meaning identify forward-looking statements. We make forward-looking statements regarding projected sources of funds, adequacy of our allowance for loan and lease losses and provision for loan and lease losses, and subsequent charge-offs. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the control of Umpqua. Risks and uncertainties include those set forth in filings with the SEC and the following:
•	The ability to attract new deposits and loans

•	Competitive market pricing factors

•	Deterioration in economic conditions that could result in increased loan and lease losses

•	Market interest rate volatility

•	Changes in legal or regulatory requirements

•	The ability to recruit and retain certain key management and staff

•	Risks associated with merger integration

•	Significant decline in the market value of the Company that could result in an impairment of goodwill
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
Executive Overview
Highlights for the third quarter of 2007 were as follows:
•	Total gross loans and leases were $6.1 billion as of September 30, 2007, compared to $5.4 billion as of December 31, 2006, respectively, an increase of $717.6 million or 13%. The North Bay acquisition accounted for $443.0 million of the growth. The annualized organic loan growth rate (excluding growth through acquisition) was 7% as of September 30, 2007.

•	Total deposits were $6.5 billion as of September 30, 2007, compared to $5.8 billion as of December 31, 2006, an increase of $677.9 million or 12%. The North Bay acquisition accounted for $462.6 million of the growth. The annualized organic deposit growth rate (excluding growth through acquisition) was 5% as of September 30, 2007.

•	Total consolidated assets were $8.2 billion as of September 30, 2007, compared to $7.3 billion as of December 31, 2006, an increase of $881.6 million or 12%. The North Bay acquisition accounted for $727.8 million of the growth.

•	Non-performing loans increased $21.0 million during the quarter related primarily to the residential development portfolio in our northern California operations, contributing to a $20.4 million provision for loan and lease losses during the quarter.

•	Net interest margin decreased to 4.20% and 4.33% for the three and nine months ended September 30, 2007, compared to 4.83% and 4.74% for the same periods a year ago. The decrease in net interest margin resulted primarily from increases in short-term market interest rates, reversal of $1.3 million of interest income during the quarter related to new non-accrual loans and the competitive climate.

•	Net income per diluted share was $0.22 and $0.89 for the three and nine months ended September 30, 2007, as compared to $0.39 and $1.17 per diluted share earned in the three and nine months ended September 30, 2006. The interest income reversal due to new non-accrual loans and provision for loan and lease losses contributed to the significant decline in net income per diluted share.

•	During the third quarter, the Company issued $61.9 million of new trust preferred securities, with a weighted average adjustable interest rate of 3 month LIBOR plus 182 basis points, and redeemed existing trust preferred securities representing obligations of $25.8 million.

•	The Company repurchased 1.6 million shares of stock at a weighted average price of $21.23 per share during the third quarter under its stock repurchase plan.

•	Cash dividends declared in the third quarter of 2007 were $0.19 per share which was an increase of $0.01 per share compared to the first and second quarter of 2007.
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
Management believes that the ALLL was adequate as of September 30, 2007. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 80% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses. There has been deterioration in the northern California residential development market which has led to an increase in non-performing loans and allowance for loan and lease losses this quarter.
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
Valuation of Goodwill and Intangible Assets
At September 30, 2007, we had $767.2 million in goodwill and other intangible assets as a result of business combinations. Goodwill and other intangibles with indefinite lives are not amortized but instead are periodically tested for impairment. Management performs an impairment analysis for the intangible assets with indefinite lives on a quarterly basis and determined that there was no impairment as of September 30, 2007. The valuation is determined using discounted cash flows of forecasted earnings, estimated sales price based on recent observable market transactions and market capitalization based on current stock price. If impairment was deemed to exist, a write down of the asset would occur with a charge to earnings. The impairment analysis requires management to make subjective judgments. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures, technology, changes in discount rates and specific industry and market conditions.
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
RESULTS OF OPERATIONS
OVERVIEW
For the three months ended September 30, 2007, net income was $13.2 million, or $0.22 per diluted share, as compared to $22.9 million, or $0.39 per diluted share for the three months ended September 30, 2006. For the nine months ended September 30, 2007, net income was $53.8 million, or $0.89 per diluted share, as compared to $59.9 million, or $1.17 per diluted share for the nine months ended September 30, 2006. The decrease in net income for the three and nine months ended September 30, 2007 is principally attributable to increased provision for loan and lease losses and operating expenses, partially offset by increased net interest and non-interest income. We completed the acquisitions of North Bay Bancorp and Western Sierra Bancorp on April 26, 2007 and June 2, 2006, respectively, and the results of the acquired operations are only included in our financial results starting on April 27, 2007 and June 3, 2006, respectively.
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
The following table presents a reconciliation of operating income and operating income per diluted share to net income and net income per diluted share for the three and nine months ended September 30, 2007 and 2006:
Reconciliation of Operating Income to Net Income
(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$13,177	$22,856	$53,752	$59,914
Merger-related expenses, net of tax	158	1,471	1,920	2,615

Operating income	$13,335	$24,327	$55,672	$62,529

Per diluted share:
Net income	$0.22	$0.39	$0.89	$1.17
Merger-related expenses, net of tax	—	0.03	0.03	0.06

Operating income	$0.22	$0.42	$0.92	$1.23

The following table presents the returns on average assets, average shareholders’ equity and average tangible shareholders’ equity for the three and nine months ended September 30, 2007 and 2006. For each of the periods presented, the table includes the calculated ratios based on reported net income and operating income as shown in the Table above. Our return on average shareholders’ equity is negatively impacted as the result of capital required to support goodwill. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger-related intangible assets, we believe it beneficial to also consider the return on average tangible shareholders’ equity. The return on average tangible shareholders’ equity is calculated by dividing net income by average shareholders’ equity less average intangible assets. The return on average tangible shareholders’ equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average shareholders’ equity.

Returns on Average Assets, Shareholders’ Equity and Tangible Shareholders’ Equity
(dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Returns on average assets:
Net income	0.64%	1.27%	0.93%	1.29%
Operating income	0.65%	1.35%	0.96%	1.35%

Returns on average shareholders’ equity:
Net income	4.20%	8.06%	5.91%	8.80%
Operating income	4.25%	8.58%	6.12%	9.18%

Returns on average tangible shareholders’ equity:
Net income	10.92%	20.50%	14.79%	20.87%
Operating income	11.05%	21.82%	15.32%	21.78%

Calculation of average tangible shareholders’ equity:
Average shareholders’ equity	$1,245,390	$1,124,398	$1,215,730	$910,311
Less: average intangible assets	(766,591)	(681,988)	(729,979)	(526,459)

Average tangible shareholders’ equity	$478,799	$442,410	$485,751	$383,852

NET INTEREST INCOME
Net interest income is the largest source of our operating income. Net interest income for the three months ended September 30, 2007 was $73.9 million, which was consistent with $73.8 million over the same period in 2006. Net interest income for the three months ended September 30, 2007 was negatively impacted by a $1.3 million reversal of interest income on new non-accrual loans during the quarter. Net interest income for the nine months ended September 30, 2007 was $214.5 million, an increase of $25.7 million, or 14% over the same period in 2006. The results for the three and nine months ended September 30, 2007 as compared to the same periods in 2006 are attributable to growth in outstanding average interest-earning assets, primarily loans and leases, partially offset by both growth in interest-bearing liabilities, primarily money-market and time deposits, and a decrease in net interest margin. In addition to organic growth, the Western Sierra merger, which was completed on June 2, 2006, and the North Bay merger, which was completed on April 26, 2007, contributed to the increase in interest-earning assets and interest-bearing liabilities in the three and nine months ended September 30, 2007 over the same periods in 2006. The fair value of interest-earning assets acquired as a result of the Western Sierra merger totaled $1.1 billion, and interest-bearing liabilities totaled $1.1 billion. The fair value of interest-earning assets acquired as a result of the North Bay merger totaled $523.5 million, and interest-bearing liabilities totaled $572.2 million.
The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax-equivalent basis was 4.20% for the three months ended September 30, 2007, a decrease of 63 basis points as compared to the same period in 2006. The net interest margin on a fully tax-equivalent basis was 4.33% for the nine months ended September 30, 2007, a decrease of 41 basis points as compared to the same period in 2006. The decrease in net interest margin over these periods resulted from higher short-term market rates for most of the period and the competitive climate, characterized by increasing deposit costs combined with declining interest earning asset yields. The $1.3 million reversal of interest income on new non-accrual loans in the third quarter discussed above contributed to an 8 basis point decline in tax equivalent interest earning asset yields and 7 basis point decline in the tax equivalent net interest margin during the quarter.
Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds. The following table presents condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three and nine months ended September 30, 2007 and 2006:

Average Rates and Balances (Quarterly)
(dollars in thousands)

	Three months ended			Three months ended
	September 30, 2007			September 30, 2006
		Interest	Average		Interest	Average
	Average	Income or	Yields	Average	Income or	Yields
	Balance	Expense	or Rates	Balance	Expense	or Rates

INTEREST-EARNING ASSETS:
Loans and leases (1)	$6,043,121	$116,111	7.62%	$5,352,986	$106,320	7.88%
Taxable securities	765,345	9,233	4.83%	609,131	6,902	4.53%
Non-taxable securities (2)	159,998	2,247	5.62%	107,851	1,640	6.08%
Temporary investments (3)	71,165	929	5.18%	37,225	374	3.99%

Total interest earning assets	7,039,629	128,520	7.24%	6,107,193	115,236	7.49%
Allowance for loan and lease losses	(69,099)			(56,891)
Other assets	1,219,502			1,085,186

Total assets	$8,190,032			$7,135,488

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	$3,271,992	$25,145	3.05%	$2,737,802	$17,693	2.56%
Time deposits	1,899,131	22,993	4.80%	1,510,526	16,428	4.31%
Securities sold under agreements to repurchase and federal funds purchased	64,130	530	3.28%	192,098	2,155	4.45%
Term debt	75,045	874	4.62%	57,043	692	4.81%
Junior subordinated debentures	232,289	4,444	7.59%	204,113	3,971	7.72%

Total interest-bearing liabilities	5,542,587	53,986	3.86%	4,701,582	40,939	3.45%
Non-interest-bearing deposits	1,319,280			1,235,838
Other liabilities	82,775			73,670

Total liabilities	6,944,642			6,011,090
Shareholders’ equity	1,245,390			1,124,398

Total liabilities and shareholders’ equity	$8,190,032			$7,135,488

NET INTEREST INCOME (2)		$74,534			$74,297

NET INTEREST SPREAD			3.38%			4.04%

AVERAGE YIELD ON EARNING ASSETS (1), (2)			7.24%			7.49%

INTEREST EXPENSE TO EARNING ASSETS			3.04%			2.66%

NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			4.20%			4.83%

(1)	Non-accrual loans and mortgage loans held for sale are included in the average balance.

(2)	Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $659,000 and $498,000 for the three months ended September 30, 2007 and 2006, respectively.

(3)	Temporary investments include federal funds sold and interest-bearing deposits at other banks.

Average Rates and Balances (Year-to-Date)
(dollars in thousands)

	Nine months ended			Nine months ended
	September 30, 2007			September 30, 2006
		Interest	Average		Interest	Average
	Average	Income or	Yields	Average	Income or	Yields
	Balance	Expense	or Rates	Balance	Expense	or Rates

INTEREST-EARNING ASSETS:
Loans and leases (1)	$5,747,358	$331,889	7.72%	$4,637,525	$265,444	7.65%
Taxable securities	723,977	25,625	4.72%	604,448	20,406	4.50%
Non-taxable securities (2)	142,443	5,869	5.49%	91,027	3,938	5.77%
Temporary investments (3)	62,680	2,439	5.20%	27,360	837	4.09%

Total interest earning assets	6,676,458	365,822	7.33%	5,360,360	290,625	7.25%
Allowance for loan and lease losses	(64,951)			(50,161)
Other assets	1,154,324			888,669

Total assets	$7,765,831			$6,198,868

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	$3,061,157	$91,911	4.01%	$2,374,863	$42,240	2.38%
Time deposits	1,823,618	41,839	3.07%	1,308,552	38,872	3.97%
Federal funds purchased and repurchase agreements	69,069	1,757	3.40%	200,789	6,346	4.23%
Term debt	51,592	1,767	4.58%	74,724	2,775	4.97%
Junior subordinated debentures	216,816	12,329	7.60%	182,583	10,359	7.59%

Total interest-bearing liabilities	5,222,252	149,603	3.83%	4,141,511	100,592	3.25%
Non-interest-bearing deposits	1,250,188			1,085,161
Other liabilities	77,661			61,885

Total liabilities	6,550,101			5,288,557
Shareholders’ equity	1,215,730			910,311

Total liabilities and shareholders’ equity	$7,765,831			$6,198,868

NET INTEREST INCOME (2)		$216,219			$190,033

NET INTEREST SPREAD			3.50%			4.00%

AVERAGE YIELD ON EARNING ASSETS (1), (2)			7.33%			7.25%

INTEREST EXPENSE TO EARNING ASSETS			3.00%			2.51%

NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			4.33%			4.74%

(1)	Non-accrual loans and mortgage loans held for sale are included in the average balance.

(2)	Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1.7 million and $1.2 million for the nine months ended September 30, 2007 and 2006, respectively.

(3)	Temporary investments include federal funds sold and interest-bearing deposits at other banks.
     The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three and nine months ended September 30, 2007 as compared to the same period in 2006. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Rate/Volume Analysis (Quarterly)
(in thousands)

	Three months ended September 30,
	2007 compared to 2006
	Increase (decrease) in interest income
	and expense due to changes in
	Volume	Rate	Total

INTEREST-EARNING ASSETS:
Loans and leases	$13,350	$(3,559)	$9,791
Taxable securities	1,862	469	2,331
Non-taxable securities (1)	740	(133)	607
Temporary investments	418	137	555

Total (1)	16,370	(3,086)	13,284

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	3,784	3,668	7,452
Time deposits	4,559	2,006	6,565
Repurchase agreements and federal funds	(1,165)	(460)	(1,625)
Term debt	211	(29)	182
Junior subordinated debentures	540	(67)	473

Total	7,929	5,118	13,047

Net increase in net interest income (1)	$8,441	$(8,204)	$237

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.
Rate/Volume Analysis (Year-to-Date)
(in thousands)

	Nine months ended September 30,
	2007 compared to 2006
	Increase (decrease) in interest income
	and expense due to changes in
	Volume	Rate	Total

INTEREST-EARNING ASSETS:
Loans and leases	$64,069	$2,376	$66,445
Taxable securities	4,193	1,026	5,219
Non-taxable securities (1)	2,126	(195)	1,931
Temporary investments	1,323	279	1,602

Total (1)	71,711	3,486	75,197

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	14,691	34,980	49,671
Time deposits	13,094	(10,127)	2,967
Repurchase agreements and federal funds	(3,537)	(1,052)	(4,589)
Term debt	(805)	(203)	(1,008)
Junior subordinated debentures	1,947	23	1,970

Total	25,390	23,621	49,011

Net increase in net interest income (1)	$46,321	$(20,135)	$26,186

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

PROVISION FOR LOAN AND LEASE LOSSES
The provision for loan and lease losses was $20.4 million and $23.9 million for the three and nine months ended September 30, 2007, compared to $2.4 million for the same periods in 2006. As an annualized percentage of average outstanding loans, the provision for loan losses recorded for the three and nine months ended September 30, 2007 was 1.34% and 0.56% as compared to 0.17% and 0.07% in the same periods in 2006.
The increase in the provision for loan and lease losses in the three and nine months ended September 30, 2007 as compared to the same periods in 2006 is principally attributable to an increase in non-performing loans and leases related primarily to deterioration in the northern California residential development market and growth in the loan and lease portfolio. Within the allowance for credit losses, the Company has identified $16.2 million of impairment reserve related to $67.4 million of non-accrual loans, which are specifically measured for impairment. The net increase in impairment reserve, combined with downgrades within the portfolio related primarily to residential development, led to the $20.4 million and $23.9 million provision for loan and leases losses during the three and nine months ended September 30, 2007. The third quarter provision for loan losses is expected to cover subsequent charge-offs on these non-performing loans.
The provision for loan and lease losses is based on management’s evaluation of inherent risks in the loan portfolio and a corresponding analysis of the allowance for loan and lease losses. Additional discussion on loan quality and the allowance for loan and lease losses is provided under the heading Asset Quality and Non-Performing Assets below.
NON-INTEREST INCOME
Non-interest income in the three months ended September 30, 2007 was $18.5 million, an increase of $5.1 million, or 38%, as compared to the same period in 2006. Non-interest income in the nine months ended September 30, 2007 was $48.4 million, an increase of $9.0 million, or 23%, as compared to the same period in 2006. The following table presents the key components of non-interest income for the three and nine months ended September 30, 2007 and 2006:
Non-Interest Income
(in thousands)

	Three months ended				Nine months ended
	September 30,				September 30,
			Change	Change			Change	Change
	2007	2006	Amount	Percent	2007	2006	Amount	Percent
Service charges on deposit accounts	$8,448	$7,606	$842	11%	$23,648	$19,540	$4,108	21%
Brokerage commissions and fees	2,498	2,506	(8)	0%	7,594	7,408	186	3%
Mortgage banking revenue, net	1,366	1,445	(79)	-5%	5,772	5,792	(20)	0%
Net loss on sale of investment securities	(13)	—	(13)	NM	(10)	(1)	(9)	NM
Other income	6,244	1,919	4,325	225%	11,434	6,745	4,689	70%

Total	$18,543	$13,476	$5,067	38%	$48,438	$39,484	$8,954	23%

NM — Not meaningful
The increase in deposit service charges in 2007 over the same period in 2006 is principally attributable to increased volume of deposit accounts. Brokerage commission and fees was relatively unchanged as compared to the same periods in 2006. Mortgage banking revenue was comparable to the same periods in 2006 despite the slowdown in the mortgage market. The increase in other income over the same periods in 2006 was primarily related to gains of $4.1 million and $4.7 million in the three and nine months ended September 30, 2007, respectively, resulting from the change in fair value of the junior subordinated debentures recorded at fair value as a result of the fair value measurement election. Additional information regarding the fair value election for the junior subordinated debentures is included in Note 4 of the Notes to Condensed Consolidated Financial Statements.
NON-INTEREST EXPENSE
Non-interest expense for the three months ended September 30, 2007 was $52.9 million, an increase of $2.2 million or 4% compared to the three months ended September 30, 2006. Non-interest expense for the nine months ended September 30, 2007 was $156.9 million, an increase of $23.9 million or 18% compared to the nine months ended September 30, 2006. The following table presents the key elements of non-interest expense for the three and nine months ended September 30, 2007 and 2006.

Non-Interest Expense
(in thousands)

	Three months ended				Nine months ended
	September 30,				September 30,
			Change	Change			Change	Change
	2007	2006	Amount	Percent	2007	2006	Amount	Percent
Salaries and employee benefits	$28,005	$26,387	$1,618	6%	$85,172	$71,525	$13,647	19%
Net occupancy and equipment	9,166	8,540	626	7%	26,774	22,907	3,867	17%
Communications	1,807	1,744	63	4%	5,293	4,689	604	13%
Marketing	1,982	1,780	202	11%	4,405	4,596	(191)	-4%
Services	4,864	4,199	665	16%	14,066	11,016	3,050	28%
Supplies	984	925	59	6%	2,572	2,276	296	13%
Intangible amortization	1,767	1,195	572	48%	4,400	2,533	1,867	74%
Merger-related expenses	263	2,451	(2,188)	-89%	3,200	4,358	(1,158)	-27%
Other	4,055	3,465	590	17%	10,968	9,009	1,959	22%

Total	$52,893	$50,686	$2,207	4%	$156,850	$132,909	$23,941	18%

Salaries and employee benefits have increased due to increased incentives, benefit costs, additional staff at new stores, and primarily the addition of approximately 250 associates in June 2006 due to the Western Sierra acquisition and approximately 110 associates in April 2007 due to the North Bay acquisition. Net occupancy and equipment increased reflecting 10 new banking locations as a result of the North Bay acquisition in April 2007, 31 new banking locations as a result of the Western Sierra acquisition in June 2006 and the addition of 7 de novo branches in 2006. The increase in services expense was primarily due to increased escrow accounting fees and higher consulting fees. The increase in intangible amortization is due to the increase in core deposit and other intangibles as a result of the Western Sierra and North Bay acquisitions. We also incur significant expenses in connection with the completion and integration of bank acquisitions that are not capitalizable. Classification of expenses as merger-related is done in accordance with the provisions of a Board-approved policy. The decrease in merger-related expenses in the three and nine months ended September 30, 2007 is due to the difference in timing and size of the Western Sierra and North Bay mergers.
INCOME TAXES
Our consolidated effective tax rate as a percentage of pre-tax income for the three and nine months ended September 30, 2007 was 31.0% and 34.6%, compared to 33.2% and 35.6% for the three and nine months ended September 30, 2006. The effective tax rates were below the federal statutory rate of 35% and the apportioned state rate of 5% (net of the federal tax benefit) principally because of non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities, tax credits arising from low income housing investments, Business Energy tax credits and exemptions related to loans and hiring in designated enterprise zones.
FINANCIAL CONDITION
INVESTMENT SECURITIES
Trading securities consist of securities held in inventory by Strand for sale to its clients and securities invested in trust for former employees of acquired institutions as required by agreements. Trading securities were $4.1 million at September 30, 2007, as compared to $4.2 million at December 31, 2006.
Investment securities available for sale were $911.9 million as of September 30, 2007, as compared to $715.2 million at December 31, 2006. This increase is principally attributable to the North Bay acquisition ($85.6 million of investment securities as of the acquisition date) and purchases of $219.3 million of investment securities, partially offset by sales and maturities of $110.5 million of investment securities available for sale and an increase in fair value of investment securities available for sale of $2.7 million.
Investment securities held to maturity were $7.1 million as of September 30, 2007, as compared to $8.8 million at December 31, 2006. This decrease is principally attributable to sales and maturities of investment securities held to maturity.
The following table presents the available for sale and held to maturity investment securities portfolio by major type as of September 30, 2007 and December 31, 2006:

Investment Securities Composition
(in thousands)

	Investment Securities Available for Sale
	September 30, 2007		December 31, 2006
	Fair Value	%	Fair Value	%
U.S. Treasury and agencies	$166,682	18%	$193,134	27%
Mortgage-backed securities and collateralized mortgage obligations	533,048	59%	362,882	51%
Obligations of states and political subdivisions	161,757	18%	110,219	15%
Other debt securities	970	0%	973	0%
Investments in mutual funds and other equity securities	49,426	5%	47,979	7%

Total	$911,883	100%	$715,187	100%

	Investment Securities Held to Maturity
	September 30, 2007		December 31, 2006
	Amortized		Amortized
	Cost	%	Cost	%
Obligations of states and	$6,499	92%	$8,015	92%
political subdivisions Mortgage-backed securities and collateralized mortgage obligations	242	3%	372	4%
Other investment securities	375	5%	375	4%

Total	$7,116	100%	$8,762	100%

LOANS AND LEASES
Total loans and leases outstanding at September 30, 2007 were $6.1 billion, an increase of $717.6 million as compared to year-end 2006. The growth in loans was due to the North Bay acquisition ($443.0 million of loans as of the acquisition date) and organic loan growth of $274.6 million, or 7% annualized, primarily in the Oregon/Washington region. The following tables present the concentration distribution of our loan portfolio and our loan portfolio by region at September 30, 2007 and December 31, 2006:
Loan Concentrations
(in thousands)

	September 30, 2007		December 31, 2006
	Amount	Percentage	Amount	Percentage
Construction and development	$1,113,842	18.3%	$1,189,090	22.2%
Farmland	116,116	1.9%	77,283	1.4%
Home equity credit lines	201,959	3.3%	152,962	2.9%
Single family first lien mortgage	210,070	3.5%	178,159	3.3%
Single family second lien	28,345	0.5%	30,554	0.6%
mortgage Multifamily	152,668	2.5%	162,040	3.0%
Commercial real estate	3,033,464	49.9%	2,572,186	48.0%

Total real estate secured	4,856,464	79.9%	4,362,274	81.4%
Commercial and industrial	1,068,513	17.6%	874,264	16.3%
Agricultural production	69,134	1.1%	50,653	0.9%
Consumer	37,562	0.6%	42,417	0.8%
Leases	37,095	0.6%	22,870	0.4%
Other	22,085	0.4%	20,845	0.4%
Deferred loan fees, net	(11,418)	-0.2%	(11,461)	-0.2%

Total loans	$6,079,435	100.0%	$5,361,862	100.0%

Loans by Region
(in thousands)

	September 30, 2007		December 31, 2006
	Amount	Mix	Amount	Mix

Oregon/Washington	$3,452,645	57%	$3,168,596	59%
California	2,626,790	43%	2,193,266	41%

Total Loans	$6,079,435	100%	$5,361,862	100%

ASSET QUALITY AND NON-PERFORMING ASSETS
Non-performing loans, which include non-accrual loans and accruing loans past due over 90 days, totaled $68.9 million, or 1.13% of total loans, at September 30, 2007, as compared to $9.1 million, or 0.17% of total loans, at December 31, 2006. Non-performing assets, which include non-performing loans and foreclosed real estate (“other real estate owned”), totaled $79.2 million, or 0.96% of total assets, as of September 30, 2007, as compared to $9.1 million, or 0.12% of total assets, as of December 31, 2006. The increase in non-performing assets in the three and nine months ended September 30, 2007 related primarily to deterioration in the northern California residential development market.
Loans are classified as non-accrual when collection of principal or interest is doubtful—generally if they are past due as to maturity or payment of principal or interest by 90 days or more—unless such loans are well-secured and in the process of collection. Additionally, all loans that are “impaired” in accordance with SFAS No. 114, Accounting by Creditors for the Impairment of a Loan, are considered for non-accrual status. These loans will typically remain on non-accrual status until all principal and interest payments are brought current and the prospects for future payments in accordance with the loan agreement appear relatively certain. Foreclosed properties held as other real estate owned are recorded at the lower of the recorded investment in the loan or market value of the property less expected selling costs. Other real estate owned at September 30, 2007 totaled $10.3 million and consisted of two properties. Subsequent to September 30, 2007, the Company sold $10.0 million of other real estate owned with no loss recognized.
The following table summarizes our non-performing assets as of September 30, 2007 and December 31, 2006.
Non-Performing Assets
(dollars in thousands)

	September 30,	December 31,
	2007	2006
Loans on nonaccrual status	$67,419	$8,629
Loans past due 90 days or more and accruing	1,488	429

Total non-performing loans	68,907	9,058
Other real estate owned	10,310	—

Total non-performing assets	$79,217	$9,058

Allowance for loan losses	$88,278	$60,090
Reserve for unfunded commitments	1,246	1,313

Allowance for credit losses	$89,524	$61,403

Asset quality ratios:
Non-performing assets to total assets	0.96%	0.12%
Non-performing loans to total loans	1.13%	0.17%
Allowance for loan losses to total loans	1.45%	1.12%
Allowance for credit losses to total loans	1.47%	1.15%
Allowance for credit losses to total non-performing loans	130%	678%
The following table summarizes our non-performing assets by region as of September 30, 2007.

Non-Performing Assets by Region
(dollars in thousands)

	Oregon/
	Washington	California	Total
Loans on nonaccrual status	$17,914	$49,505	$67,419
Loans past due 90 days or more and accruing	153	1,335	1,488

Total non-performing loans	18,067	50,840	68,907
Other real estate owned	10,000	310	10,310

Total non-performing assets	$28,067	$51,150	$79,217

At September 30, 2007, there were no loans classified as restructured as compared to $8.0 million at December 31, 2006. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. Substantially all of the restructured loans as of December 31, 2006 were classified as impaired. None of the restructured loans were classified as non-accrual loans as of December 31, 2006.
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
ALLOWANCE FOR LOAN AND LEASE LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS
The allowance for loan and lease losses (“ALLL”) totaled $88.3 million at September 30, 2007, an increase from the $60.1 million at December 31, 2006. The following table shows the activity in the ALLL for the three and nine months ending September 30, 2007 and 2006:
Allowance for Loan and Lease Losses
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Balance, beginning of period	$68,723	$58,516	$60,090	$43,885
Acquisitions	—	184	5,078	14,227
Provision for loan and lease losses	20,420	2,352	23,916	2,427

Loans charged-off	(1,414)	(1,027)	(2,997)	(2,587)
Charge-off recoveries	549	450	2,191	2,523

Net charge-offs	(865)	(577)	(806)	(64)

Total allowance for loan and lease losses	88,278	60,475	88,278	60,475
Reserve for unfunded commitments	1,246	2,021	1,246	2,021

Allowance for credit losses	$89,524	$62,496	$89,524	$62,496

As a percentage of average loans and leases (annualized):
Net charge-offs	0.06%	0.04%	0.02%	0.00%
Provision for loan and lease losses	1.34%	0.17%	0.56%	0.07%
The increase in the allowance for loan and lease losses as of September 30, 2007 is principally attributable to an increase in provision for loan and lease losses during the three and nine months ended September 30, 2007 as compared to the same periods in 2006. Additional discussion on the increase in provision for loan and lease losses is provided under the heading Provision for Loan and Lease Losses above.
The following table presents a summary of activity in the reserve for unfunded commitments (“RUC”):

Summary of Reserve for Unfunded Commitments Activity
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Balance, beginning of period	$1,273	$2,145	$1,313	$1,601
Acquisitions	—	—	134	382
Net (decrease) increase charged to other expenses	(27)	(124)	(201)	38

Balance, end of period	$1,246	$2,021	$1,246	$2,021

We believe that the ALLL and RUC at September 30, 2007 are sufficient to absorb losses inherent in the loan portfolio and credit commitments outstanding as of that date, respectively, based on the best information available. This assessment, based in part on historical levels of net charge-offs, loan growth, and a detailed review of the quality of the loan portfolio, involves uncertainty and judgment. Therefore, the adequacy of the ALLL and RUC cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.
MORTGAGE SERVICING RIGHTS
The following table presents the key elements of our mortgage servicing rights asset:
Summary of Mortgage Servicing Rights
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Balance, beginning of period(1)	$9,966	$11,550	$9,952	$10,890
Additions for new mortgage servicing rights capitalized	156	225	499	1,337
Changes in fair value:
Due to changes in model inputs or assumptions(2)	(220)	—	675	—
Other(3)	(428)	—	(1,652)	—
Amortization of servicing rights	—	(292)	—	(933)
Impairment charge	—	(1,056)	—	(867)

Balance, end of period	$9,474	$10,427	$9,474	$10,427

Balance of loans serviced for others	$877,648	$978,723
MSR as a percentage of serviced loans	1.08%	1.07%

(1)	Represents fair value as of June 30, 2007 and December 31, 2006 and amortized cost as of June 30, 2006 and December 31, 2005, which approximated fair value.

(2)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(3)	Represents changes due to collection/realization of expected cash flows over time.
As of September 30, 2007, we serviced residential mortgage loans for others with an aggregate outstanding principal balance of $877.6 million for which servicing assets have been recorded. Prior to the adoption of SFAS No.156 on January 1, 2007, the servicing asset recorded at the time of sale was amortized over the term of, and in proportion to, net servicing revenues. Subsequent to adoption, the mortgage servicing rights are adjusted to fair value quarterly with the change recorded in mortgage banking revenue.
We plan to start hedging the fair value change of the MSR portfolio starting in the fourth quarter of 2007 with a goal of minimizing the volatility to earnings in the future.
GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS
At September 30, 2007, we had goodwill and other intangible assets of $723.8 million and $43.4 million, respectively, as compared to $645.9 million and $33.6 million, respectively, at year-end 2006. This increase in goodwill is primarily a result of the North Bay acquisition. The goodwill recorded in connection with the North Bay acquisition represented the excess of the purchase price over the estimated fair value of the net assets acquired. A portion of the purchase price was allocated to the value of North Bay’s core deposits, which included all deposits except certificates of deposit and merchant servicing portfolio. The value of the core deposits was determined by a third party based on an analysis of the cost differential between the core deposits and alternative funding sources.
We amortize core deposit intangible assets on an accelerated or straight-line basis over an estimated ten-year life. Substantially all of the goodwill is associated with our community banking operations. We evaluate goodwill for possible impairment on a quarterly basis and there were no impairments recorded for the three and nine months ended September 30, 2007 and 2006.
DEPOSITS
Total deposits were $6.5 billion at September 30, 2007, an increase of $677.9 million as compared to year-end 2006. The growth in deposits was principally due to the North Bay acquisition ($462.6 million of deposits as of the acquisition date). Organic deposit growth during the nine months ended September 30, 2007 was $215.3 million (5% annualized organic growth), primarily in the Oregon/Washington region. Management attributes this growth to ongoing business development and marketing efforts in our service markets. Information on average deposit balances and average rates paid is included under the Net Interest Income section of this report.
The following table presents the deposit balances by major category as of September 30, 2007 and December 31, 2006:
Deposits
(in thousands)

	September 30, 2007		December 31, 2006
	Amount	Percentage	Amount	Percentage
Non-interest bearing	$1,294,334	20%	$1,222,107	21%
Interest bearing demand	783,558	12%	725,127	12%
Savings and money market	2,525,873	39%	2,133,497	37%
Time, $100,000 or greater	1,064,189	16%	898,617	15%
Time, less than $100,000	850,263	13%	860,946	15%

Total	$6,518,217	100%	$5,840,294	100%

The following table presents the deposit balances by region as of September 30, 2007 and December 31, 2006:
Deposits by Region
(in thousands)

	September 30, 2007		December 31, 2006
	Amount	Mix	Amount	Mix

Deposits by region:
Oregon/Washington	$3,700,826	57%	$3,500,965	60%
California	2,817,391	43%	2,339,329	40%

Total Depoits	$6,518,217	100%	$5,840,294	100%

Core deposits: (1)
Oregon/Washington	$3,183,550	58%	$3,030,449	61%
California	2,270,478	42%	1,911,228	39%

Total Core deposits	$5,454,028	100%	$4,941,677	100%

% of total deposits	84%		85%

(1)	Core deposits are defined as total deposits less time deposits greater than $100,000.
BORROWINGS
At September 30, 2007, the Bank had outstanding $52.9 million of securities sold under agreements to repurchase and $20.0 million of federal funds purchased. The Bank had outstanding term debt of $75.0 million at September 30, 2007. Advances from the Federal Home Loan Bank (“FHLB”) amounted to $74.1 million of the total and are secured by investment securities and residential mortgage loans. The FHLB advances outstanding at September 30, 2007 had fixed interest rates ranging from 3.25% to 7.44% and $1.0 million, or 1%, mature prior to December 31, 2007, while another $42.0 million, or 57%, mature prior to December 31, 2008. Management expects continued use of FHLB advances as a source of short and long-term funding.

JUNIOR SUBORDINATED DEBENTURES
We had junior subordinated debentures with carrying values of $236.9 million and $203.7 million, respectively, at September 30, 2007 and December 31, 2006. Umpqua early adopted SFAS No. 159 and selected the fair value measurement option for certain junior subordinated debentures not acquired through acquisitions and new junior subordinated debentures issued in 2007.
At September 30, 2007, approximately $191.8 million, or 83% of the total issued amount, had interest rates that are adjustable on a quarterly basis based on a spread over LIBOR. Increases in short-term market interest rates during 2006 have resulted in increased interest expense for junior subordinated debentures. Although any additional increases in short-term market interest rates will increase the interest expense for junior subordinated debentures, we believe that other attributes of our balance sheet will serve to mitigate the impact to net interest income on a consolidated basis.
All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of September 30, 2007, under guidance issued by the Board of Governors of the Federal Reserve System. Additional information regarding the terms of the junior subordinated debentures, including maturity/redemption dates, interest rates and the adoption of SFAS No. 159, is included in Note 4 of the Notes to Condensed Consolidated Financial Statements.
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
The Bank had available lines of credit with the FHLB totaling $1.6 billion at September 30, 2007. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $240.0 million at September 30, 2007. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.
The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. In the three and nine months ended September 30, 2007, the Bank paid the Company $12.0 million and $32.0 million in dividends to fund regular operations. The Bank also paid the Company $60.0 million in special dividends to fund share repurchases during the second quarter. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to fund its quarterly cash dividend distributions to shareholders and meet its ongoing cash obligations, which consist principally of debt service on the $230.1 million (issued amount) of outstanding junior subordinated debentures. As of September 30, 2007, the Company did not have any borrowing arrangements of its own.
As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $56.7 million during the nine months ended September 30, 2007. The principal source of cash provided by operating activities was net income. Net cash of $307.4 million used in investing activities consisted principally of $281.8 million of net loan growth and purchases of investment securities available for sale of $219.3 million, partially offset by sales and maturities of investment securities of $112.1 million and cash acquired in the North Bay merger, net of cash consideration paid, of $78.7 million. The $110.2 million of cash provided by financing activities primarily consisted of $215.2 million of net deposit increases, $60.0 million in proceeds on issuance of junior subordinated debentures, and $24.9 million increase in securities sold under agreements to repurchase and Federal funds purchased, partially offset by $96.1 million in stock repurchases, $69.7 million in repayment of term debt and junior subordinated debentures and $32.1 million in dividend payments.
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
OFF-BALANCE-SHEET ARRANGEMENTS
Information regarding Off-Balance-Sheet Arrangements is included in Note 5 of the Notes to Condensed Consolidated Financial Statements.

CONCENTRATIONS OF CREDIT RISK
Information regarding Concentrations of Credit Risk is included in Note 5 of the Notes to Condensed Consolidated Financial Statements.
CAPITAL RESOURCES
Shareholders’ equity at September 30, 2007 was $1.2 billion, an increase of $77.0 million, or 7%, from December 31, 2006. The increase in shareholders’ equity during the nine months ended September 30, 2007 was principally due to the issuance of shares in connection with the North Bay acquisition valued at $142.1 million, shares issued in connection with stock plans and related tax benefit of $8.0 million, and retention of $20.8 million, or approximately 39%, of net income for the nine month period, partially offset by stock repurchases of $96.1 million.
The following table shows Umpqua Holdings’ consolidated and Umpqua Bank capital adequacy ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a “well-capitalized” institution at September 30, 2007 and December 31, 2006:
(dollars in thousands)

			For Capital		To be Well
	Actual		Adequacy purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2007:
Total Capital
(to Risk Weighted Assets)
Consolidated	$767,649	10.83%	$567,054	8.00%	$708,817	10.00%
Umpqua Bank	$756,643	10.70%	$565,714	8.00%	$707,143	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$694,368	9.80%	$283,416	4.00%	$425,123	6.00%
Umpqua Bank	$683,362	9.66%	$282,966	4.00%	$424,448	6.00%
Tier I Capital
(to Average Assets)
Consolidated	$694,368	9.35%	$297,056	4.00%	$371,320	5.00%
Umpqua Bank	$683,362	9.21%	$296,791	4.00%	$370,989	5.00%

As of December 31, 2006:
Total Capital
(to Risk Weighted Assets)
Consolidated	$733,239	11.63%	$504,378	8.00%	$630,472	10.00%
Umpqua Bank	$715,593	11.37%	$503,496	8.00%	$629,369	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$671,836	10.66%	$252,096	4.00%	$378,144	6.00%
Umpqua Bank	$654,190	10.39%	$251,854	4.00%	$377,781	6.00%
Tier I Capital
(to Average Assets)
Consolidated	$671,836	10.28%	$261,415	4.00%	$326,769	5.00%
Umpqua Bank	$654,190	10.02%	$261,154	4.00%	$326,442	5.00%
The following table presents cash dividends declared and dividend payout ratios (dividends declared per share divided by basic earnings per share) for the three and nine months ended September 30, 2007 and 2006:
Cash Dividends and Payout Ratios

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Dividend declared per share	$0.19	$0.18	$0.55	$0.42
Dividend payout ratio	86%	45%	61%	35%

On April 19, 2007, the Company announced an expansion of the Board of Directors approved common stock repurchase plan, increasing the repurchase limit to 6.0 million shares and extending the plan’s expiration date from June 30, 2007 to June 30, 2009. As of September 30, 2007, a total of 1.5 million shares remained available for repurchase. Shares repurchased in open market transactions during the third quarter of 2007 were 1,648,426. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings and our capital plan. In addition, our stock plans provide that option and award holders may pay for the exercise price and tax withholdings in part or whole by tendering previously held shares.
On July 19, 2007, the Company announced plans to issue $130 million of new trust preferred securities over the next four months and to use the proceeds to redeem $75 million of trust preferred securities related to three Trusts during the third and fourth quarters; to fund previously announced share repurchases; and, for other corporate purposes. Of the $61.9 million in new trust preferred securities issued in the third quarter, the Company used $25.8 million of the proceeds to redeem trust preferred securities issued by one Trust and the remainder to repurchase 1.65 million shares of common stock. On October 18, 2007, the Company announced that it intended to put on hold plans to issue additional trust preferred securities for at least another quarter until there is improvement in the credit markets.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our assessment of market risk as of September 30, 2007 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 4. Controls and Procedures
Our management, including our Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic SEC filings. The disclosure controls and procedures were last evaluated by management as of September 30, 2007.
There have been no changes in our internal controls or in other factors that have materially affected or are likely to materially affect our internal controls over financial reporting subsequent to the date of the evaluation.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
Because of the nature of our business, we are involved in legal proceedings in the regular course of business. At this time, we do not believe that there is pending litigation the unfavorable outcome of which would result in a material adverse change to our financial condition, results of operations or cash flows.
Item 1A. Risk Factors
There have been no material changes to the risk factors as of September 30, 2007 from those presented in our Annual Report on Form 10-K for the year ended December 31, 2006, except as noted in the Forward Looking Statements discussion under Part I, Item 2 of this report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not Applicable
(b) Not Applicable
(c) The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2007:

			Total Number of	Maximum Number
			Shares	of Remaining
			Purchased as	Shares that May
	Total number		Part of Publicly	be Purchased at
	of Shares	Average Price	Announced Plan	Period End under
Period	Purchased (1)	Paid per Share	(2)	the Plan
7/1/07 - 7/31/07	8,750	$20.30	—	3,191,371
8/1/07 - 8/31/07	1,656,595	$21.24	1,648,426	1,542,945
9/1/07 - 9/30/07	775	20.01	—	1,542,945

Total for quarter	1,666,120	$21.23	1,648,426

(1)   Shares repurchased by the Company during the quarter consist of 1,648,426 shares repurchased pursuant to the Company’s publicly announced corporate stock repurchase plan described in (2) below, cancellation of 1,059 restricted shares to pay withholding taxes and 16,635 shares tendered in connection with option exercises.
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
Item 3. Defaults Upon Senior Securities
Not Applicable
Item 4. Submissions of Matters to a Vote of Security Holders
(a)	Not Applicable

(b)	Not Applicable

(c)	Not Applicable

(d)	Not Applicable
Item 5. Other Information
(a) Not Applicable

(b) Not Applicable
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

UMPQUA HOLDINGS CORPORATION (Registrant)

Dated November 6, 2007	/s/ Raymond P. Davis Raymond P. Davis President and Chief Executive Officer

Dated November 6, 2007	/s/ Ronald L. Farnsworth Ronald L. Farnsworth Senior Vice President/Finance and Principal Financial Officer

Dated November 6, 2007	/s/ Neal T. McLaughlin Neal T. McLaughlin Senior Vice President/Controller and Principal Accounting Officer

EXHIBIT INDEX

Exhibit
3.1	(a) Restated Articles of Incorporation

3.2	(b) Bylaws, as amended

4.1	(c) Specimen Stock Certificate

4.2	(d) Amended and Restated Trust Agreement dated August 9, 2007

4.3	(e) Indenture, dated August 9, 2007, by and between Umpqua Holdings Corporation and LaSalle Bank National Association

4.4	(f) Guarantee Agreement, dated August 9, 2007, by and between Umpqua Holdings Corporation and LaSalle Bank National Association

4.5	(g) Series B Guarantee Agreement, dated September 6, 2007, by and between Umpqua Holdings Corporation and LaSalle Bank National Association

4.6	(h) Series B Supplement pursuant to Amended and Restated Trust Agreement dated August 9, 2007

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to Exhibit 3.1 to Form 10-Q filed August 7, 2006

(b)	Incorporated by reference to Exhibit 3.2 to Form 10-Q filed May 8, 2007

(c)	Incorporated by reference to the Registration Statement on Form S-8 (No. 333-77259) filed April 28, 1999

(d)	Incorporated by reference to Exhibit 4.1 to Form 8-K filed August 10, 2007

(e)	Incorporated by reference to Exhibit 4.2 to Form 8-K filed August 10, 2007

(f)	Incorporated by reference to Exhibit 4.3 to Form 8-K filed August 10, 2007

(g)	Incorporated by reference to Exhibit 4.3 to Form 8-K filed September 7, 2007

(h)	Incorporated by reference to Exhibit 4.4 to Form 8-K filed September 7, 2007