Form 10-K
period 2007-12-31
UMPQUA HOLDINGS CORP
filed 2008-02-26
CIK 1077771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ]    No  [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer”, large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act. Check one:

Large Accelerated filer  [ x ]    Accelerated filer [    ]    Non-accelerated filer  [    ]    Smaller reporting company  [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  [    ]    No  [ x ]

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2007, based on the closing price on that date of $23.51 per share, and 61,315,960 shares outstanding was $1,200,540,924. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded because those persons may be deemed affiliates.

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practical date:

The number of shares of the Registrant’s common stock (no par value) outstanding as of January 31, 2008 was 60,011,464.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2008 Annual Meeting of Shareholders of Umpqua Holdings Corporation are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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

General Background

Prior to 2004, the Company’s footprint included the Portland metropolitan and Willamette Valley areas of Oregon along the I-5 corridor, southern Oregon, and the Oregon coast. During the third quarter of 2004, we completed the acquisition of Humboldt Bancorp, which at the time of acquisition had total assets of approximately $1.5 billion and 27 branches located throughout Northern California. On June 2, 2006, we completed the acquisition of Western Sierra Bancorp and its principal operating subsidiaries, Western Sierra Bank, Central California Bank, Lake Community Bank and Auburn Community Bank. At the time of the acquisition, Western Sierra Bancorp had total assets of approximately $1.5 billion and 31 branches located throughout Northern California. On April 26, 2007, we completed the acquisition of North Bay Bancorp and its principal operating subsidiary, The Vintage Bank, along with its Solano Bank division. At the time of the acquisition, North Bay Bancorp had total assets of approximately $727.6 million and 10 Northern California branches located in the Napa area and in the communities of St. Helena, American Canyon, Vacaville, Benecia, Vallejo and Fairfield.

Umpqua Holdings Corporation

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

Strand is a registered broker-dealer and investment advisor with offices in Portland, Eugene, and Medford, Oregon, and in many of Umpqua Bank stores. The firm is one of the oldest investment companies in the Northwest and is active in many community events. Strand offers a full range of investment products and services including: stocks, fixed income securities (municipal, corporate, and government bonds, CDs, and money market instruments), mutual funds, annuities, options, retirement planning, money management services, life insurance, disability insurance and medical supplement policies.

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

Capitalize On Innovative Product Delivery System.    Our philosophy has been to develop an environment for the customer that makes the banking experience enjoyable. With this approach in mind, we have developed a unique store concept that offers “one-stop” shopping and that includes distinct physical areas or boutiques, such as a “serious about service center,” an “investment opportunity center” and a “computer café,” which make the Bank’s products and services more tangible and accessible. In 2006, we introduced our “Neighborhood Stores” and in 2007, we introduced the Umpqua “Innovation Lab”. We expect to continue remodeling existing and acquired stores in metropolitan locations to further our retail vision.

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

Marketing and Sales

Our goal of increasing our share of financial services in our market areas is driven by a marketing and sales plan with the following key components:

Media Advertising.    Over the past five years, we have introduced several comprehensive media advertising campaigns. These campaigns augment our goal of strengthening the “Umpqua Bank” brand image and heightening public awareness of our innovative product delivery system. Campaign slogans such as “Why Not?,” “The Banking Revolution,” “Expect the Unexpected,” “Different for a Reason”, “Be a Localist”, and “Lemonaire” were designed to showcase our innovative style of banking, our commitment to providing quality customer service, and our commitment to the communities we serve. Our marketing campaigns utilize various forms of media, including television, radio, print, billboards and direct mail flyers and letters.

Retail Store Concept.    As a financial services provider, we believe that the store environment is critical to successfully market and sell products and services. Retailers traditionally have displayed merchandise within their stores in a manner designed to encourage customers to purchase their products. Purchases are made on the spur of the moment due to the products’ availability and attractiveness. Umpqua Bank believes this same concept can be applied to financial institutions and accordingly displays financial services and products through tactile merchandising within our stores. Unlike many financial institutions whose strategy is to discourage customers from visiting their facilities in favor of ATMs or other forms of electronic banking, we encourage customers to visit our stores, where they are greeted by well-trained sales associates and encouraged to browse and to make “impulse purchases.” A recent store design, referred to as the “Pearl,” includes features like wireless laptop computers customers can use, opening rooms with fresh fruit and refrigerated beverages and innovative products like the Community Interest Account that pays interest to non-profit organizations. The stores host a variety of after-hours events, from poetry readings to seminars on how to build an art collection. In 2006, to bring financial services to our customers in a cost-effective way, we introduced “Neighborhood Stores.” We build these stores in established neighborhoods and design them to be neighborhood hubs. These stand-alone stores are smaller and emphasize advanced technology. To strengthen brand recognition, all Neighborhood Stores will be nearly identical in appearance. The latest store design, referred to as the “Innovation Lab”, showcases emerging and existing technologies that foster community and redefine what consumers can expect from a banking experience. As a testing ground for new initiatives, the Lab will change regularly to feature new technology, products, services and community events.

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

Umpqua Holdings Corporation

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

Retail Brokerage Services.    Strand provides a full range of brokerage services including equity and fixed income products, mutual funds, annuities, options, retirement planning and money management services. Additionally, Strand offers life insurance, disability insurance and medical supplement policies. At December 31, 2007, Strand had 44 Series 7-licensed representatives serving clients at three stand-alone retail brokerage offices and “Investment Opportunity Centers” located in many Bank stores.

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

Many of our stores are located in markets that have experienced growth below statewide averages and the economy of Oregon is particularly sensitive to changes in the demand for forest and high technology products. With the completion of the Humboldt, Western Sierra and North Bay acquisitions, the Bank’s market area expanded to include most of Northern California exclusive of the Bay Area. Like Oregon, some California stores are located in communities with growth rates that lag behind the state average. During the past several years, the States of Oregon and California have experienced some financial difficulties. To the extent the fiscal condition of state and local governments does not improve, there could be an adverse effect on business conditions in the affected state that would negatively impact the prospects for the Bank’s operations located there.

The current adverse economic conditions, driven by a slowdown in the housing industry, has primarily been focused in our Northern California region. A continued downturn in the residential real estate construction and development sector could negatively impact our operations in these markets.

The following table presents the Bank’s market share percentage for total deposits in each county where we have operations. The table also indicates the ranking by deposit size in each market. All information in the table was obtained from SNL Financial of Charlottesville, Virginia, which compiles deposit data published by the FDIC as of June 30, 2007 and updates the information for any bank mergers completed subsequent to the reporting date.

Oregon
County	Market Share	Market Rank	Number of Stores
Benton	7.7%	6	1
Clackamas	3.7%	7	5
Coos	34.6%	1	5
Curry	15.9%	3	1
Deschutes	4.5%	9	5
Douglas	54.1%	1	9
Jackson	12.4%	3	9
Josephine	15.4%	1	5
Lane	18.5%	1	9
Lincoln	11.6%	3	2
Linn	12.5%	4	3
Marion	5.4%	7	3
Multnomah	2.3%	7	10
Washington	3.7%	9	3

Umpqua Holdings Corporation

California
County	Market Share	Market Rank	Number of Stores
Amador	3.4%	7	1
Butte	2.9%	9	2
Calaveras	21.2%	2	4
Colusa	30.4%	1	2
Contra Costa	0.2%	24	1
El Dorado	10.4%	5	5
Glenn	24.8%	3	2
Humboldt	24.3%	1	7
Lake	12.0%	4	2
Mendocino	2.7%	8	1
Napa	11.9%	4	7
Placer	8.4%	4	9
Sacramento	0.6%	20	6
San Joaquin	0.4%	20	1
Shasta	2.4%	8	1
Solano	4.2%	8	4
Stanislaus	0.6%	17	2
Sutter	14.2%	4	2
Tehama	16.3%	4	2
Trinity	26.6%	2	1
Tuolumne	11.4%	3	5
Yolo	1.7%	12	1
Yuba	23.5%	3	2

Washington
County	Market Share	Market Rank	Number of Stores
Clark	3.2%	9	2
King	0.1%	46	1

Lending and Credit Functions

The Bank makes both secured and unsecured loans to individuals and businesses. At December 31, 2007, real estate construction/development, real estate mortgage, commercial real estate, commercial/industrial, and consumer/other loans represented approximately 20%, 10%, 50%, 19% and 1%, respectively, of the total loan and lease portfolio.

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

Allowance for Loan and Lease Losses (ALLL) Methodology

The Bank performs regular credit reviews of the loan and lease portfolio to determine the credit quality of the portfolio and the adherence to underwriting standards. When loans and leases are originated, they are assigned a risk rating from 1 to 10 that is assessed periodically during the term of the loan through the credit review process. The 10 risk rating categories are a primary factor in determining an appropriate amount for the allowance for loan and lease losses. The Bank has a management ALLL Committee, which is responsible for, among other things, regularly reviewing of the ALLL methodology, including loss factors, and ensuring that it is designed and applied in accordance with generally accepted accounting principles. The ALLL Committee reviews loans and leases that have been placed on non-accrual status and approves placing loans and leases on impaired status. The ALLL Committee also approves removing loans and leases that are no longer impaired from impairment and non-accrual status. The Bank’s Audit and Compliance Committee provides board oversight of the ALLL process and reviews and approves the ALLL methodology on a quarterly basis.

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

Management believes that the ALLL was adequate as of December 31, 2007. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

Employees

As of December 31, 2007, we had a total of 1,744 full-time equivalent employees. None of the employees are subject to a collective bargaining agreement and management believes its relations with employees to be good. Umpqua Bank was named #13 on Fortune magazine’s 2008 list of “100 Best Companies to Work For” and #34 on the 2007 list. Information regarding employment agreements with our executive officers is contained in Item 11 below, which item is incorporated by reference to our proxy statement for the 2008 annual meeting of shareholders.

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

Supervision and Regulation

General.    We are extensively regulated under federal and state law. These laws and regulations are generally intended to protect depositors and customers, not shareholders. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statute or regulation. Any change in applicable laws or regulations may have a material effect on our business and prospects. Our operations may be affected by legislative changes and by the policies of various regulatory authorities. We cannot accurately predict the nature or the extent of the

Umpqua Holdings Corporation

effects on our business and earnings that fiscal or monetary policies, or new federal or state legislation may have in the future. Umpqua is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the Securities and Exchange Commission. As a listed company on NASDAQ, Umpqua is subject to NASDAQ rules for listed companies.

Holding Company Regulation.    We are a registered financial holding company under the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”), and are subject to the supervision of, and regulation by, the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As a financial holding company, we are examined by and file reports with the Federal Reserve. The Federal Reserve expects a bank holding company to serve as a source of financial and managerial strength to its subsidiary bank and, under appropriate circumstances, to commit resources to support the subsidiary bank.

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

The amount of FDIC assessments paid by each member institution is based on its relative risk of default as measured by regulatory capital levels, regulatory examination ratings and other factors. The Reform Act created a new system and assessment rate schedule to calculate an institution’s assessment. The new base assessment rates per the Reform Act range from $0.02 to $0.40 per $100 of deposits annually. The FDIC may increase or decrease the assessment rate schedule five basis points higher or lower than the base rates in order to manage the DIF to prescribed statutory target levels. For 2007 the effective assessment amounts were $0.03 above the base rate amounts. Assessment rates for well managed, well capitalized institutions ranged from $0.05 to $0.07 per $100 of deposits annually. The Bank’s assessment rate for 2007 fell within this range and is expected to fall within this range for 2008. In 2007 the FDIC issued one-time assessment credits that can be used to offset this expense. The Bank’s credit was fully utilized in 2007 and covered the majority of the assessment. The Bank does not have any remaining credit to offset assessments in 2008. Further increases in the assessment rate could have a material adverse effect on our earnings, depending upon the amount of the increase.

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

Umpqua Holdings Corporation

Federal regulations establish minimum requirements for the capital adequacy of depository institutions, such as the Bank. Banks with capital ratios below the required minimums are subject to certain administrative actions, including prompt corrective action, the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing.

FDICIA requires federal banking regulators to take “prompt corrective action” with respect to a capital-deficient institution, including requiring a capital restoration plan and restricting certain growth activities of the institution. Umpqua could be required to guarantee any such capital restoration plan required of the Bank if the Bank became undercapitalized. Pursuant to FDICIA, regulations were adopted defining five capital levels: well capitalized, adequately capitalized, undercapitalized, severely undercapitalized and critically undercapitalized. Under the regulations, the Bank is considered “well capitalized” as of December 31, 2007.

Federal and State Regulation of Brokers.    Strand Atkinson Williams & York, Inc. is a fully disclosed introducing broker dealer clearing through First Clearing LLC. Strand is regulated by the Financial Industries Regulatory Authority (“FINRA”) and has deposits insured through the Securities Investors Protection Corp (“SIPC”) as well as third party insurers. FINRA performs regular examinations of the firm that include reviews of policies, procedures, recordkeeping, trade practices, and customer protection as well as other inquiries.

SIPC protects client securities and cash up to $500,000, including $100,000 for cash with additional coverage provided through First Clearing for the remaining net equity balance in a brokerage account, if any. This coverage does not include losses in investment accounts.

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

Broker-Dealer and Related Regulatory Supervision.    Strand is a member of the National Association of Securities Dealers and is subject to the regulatory supervision of the Financial Industry Regulatory Authority. Areas subject to this regulatory review include compliance with trading rules, financial reporting, investment suitability for clients, and compliance with stock exchange rules and regulations.

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

The USA Patriot Act also increases governmental powers to investigate terrorism, including expanded government access to account records. The Department of the Treasury is empowered to administer and make rules to implement the Act, which to some degree, affects our record-keeping and reporting expenses. Should the Bank’s AML compliance program be deemed insufficient by federal regulators, we would not be able to grow through acquiring other institutions or opening de novo branches.

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

The SEC has adopted regulations to implement various provisions of the Sarbanes-Oxley Act, including disclosures in periodic filings pursuant to the Exchange Act. Also, in response to the Sarbanes-Oxley Act, NASDAQ adopted new standards for listed companies. In 2004, the Sarbanes-Oxley Act substantially increased our reporting and compliance expenses.

ITEM 1A.    RISK FACTORS.

The following summarizes certain risks that management believes are specific to our business. This should not be viewed as including all risks.

Merger with North Bay Bancorp may fail to realize all of the anticipated benefits.

On April 26, 2007, Umpqua concluded its acquisition of North Bay Bancorp and its principal operating subsidiary, The Vintage Bank. We expect to generate cost savings and expense reductions through the consolidation of facilities, increased purchasing efficiencies, and elimination of duplicative technology, operations, outside services and redundant staff. The combined company may fail to realize some or all of the anticipated cost savings and other benefits of the transaction, and it may take longer than anticipated to realize such benefits. Any failure to realize the potential benefits could have a material adverse effect on the value of Umpqua common stock.

We are pursuing an aggressive growth strategy that is expected to include mergers and acquisitions, which could create integration risks.

Umpqua is among the fastest-growing community financial services organizations in the United States. Since 2000, we have completed the acquisition and integration of seven other financial institutions. There is no assurance that future acquisitions will be successfully integrated. We have announced our intent to open new stores in Oregon, Washington and California, and to continue our growth strategy. If we pursue our growth strategy too aggressively, or if factors beyond management’s control divert attention away from our integration plans, we might not be able to realize some or all of the anticipated benefits. Moreover, we are dependent on the efforts of key personnel to achieve the synergies associated with our acquisitions. The loss of one or more of our key persons could have a material adverse effect upon our ability to achieve the anticipated benefits.

Store construction can disrupt banking activities and may not be completed on time or within budget, which could result in reduced earnings.

The Bank has, over the past several years, been transformed from a traditional community bank into a community-oriented financial services retailer. We have announced plans to build new stores in Oregon, Washington and California as part of our de novo branching strategy. This includes our strategy of building “Neighborhood Stores.” We also continue to remodel acquired bank branches to resemble retail stores that include distinct physical areas or boutiques such as a “serious about service center,” an “investment opportunity center” and a “computer cafe.” Store construction involves significant expense and risks associated with locating store sites and delays in obtaining permits and completing construction. Remodeling involves significant expense, disrupts banking activities during the remodeling period, and presents a new look and feel to the banking services and products being offered. Financial constraints may delay remodeling projects. Customers may not react favorably to the construction-related activities or the remodeled look and feel. There are risks that construction or remodeling costs will exceed forecasted budgets and that there may be delays in completing the projects, which could cause disruption in those markets.

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

Changes in interest rates greatly affect the mortgage banking business. One of the principal risks in this area is prepayment of mortgages and the consequent detrimental effect on the value of mortgage servicing rights (“MSR”). We employ hedging strategies to mitigate this risk but if the hedging decisions and strategies are not successful, our net income could be adversely

Umpqua Holdings Corporation

affected. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Mortgage Servicing Rights” in Item 7 of this report.

Our banking and brokerage operations are subject to extensive government regulation that is expected to become more burdensome, increase our costs and/or make us less competitive compared to financial services firms that are not subject to the same regulation.

We and our subsidiaries are subject to extensive regulation under federal and state laws. These laws and regulations are primarily intended to protect customers, depositors and the deposit insurance fund, rather than shareholders. The Bank is an Oregon state-chartered commercial bank whose primary regulator is the Oregon Division of Finance and Corporate Securities. The Bank is also subject to the supervision by and the regulations of the Washington Department of Financial Institutions, the California Department of Financial Institutions and the Federal Deposit Insurance Corporation (“FDIC”), which insures bank deposits. Strand is subject to extensive regulation by the Securities and Exchange Commission and the Financial Industry Regulatory Authority. Umpqua is subject to regulation and supervision by the Board of Governors of the Federal Reserve System, the SEC and NASDAQ. Federal and state regulations may place banks at a competitive disadvantage compared to less regulated competitors such as finance companies, credit unions, mortgage banking companies and leasing companies. Further, future changes in federal and state banking and brokerage regulations could adversely affect our operating results and ability to continue to compete effectively.

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

A significant decline in the company’s market value could result in an impairment of goodwill.

Recently, the Company’s common stock has been trading at a price below its book value, including goodwill and other intangible assets. The valuation of goodwill is determined using discounted cash flows of forecasted earnings, estimated sales price based on recent observable market transactions and market capitalization based on current stock price. If impairment was deemed to exist, a write down of the asset would occur with a charge to earnings. See section titled “Goodwill and Other Intangible Assets” in Item 7 of this report.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

The executive offices of Umpqua are located at One SW Columbia Street in Portland, Oregon in office space that is leased. The main office of Strand is located at 200 SW Market Street in Portland, Oregon in office space that is leased. The Bank owns its main office located in Roseburg, Oregon. At December 31, 2007, the Bank conducted business at 147 locations, including 4 limited service facilities, in Northern California, Oregon and Washington along the I-5 corridor; in Bend, Oregon; along the

Northern California and Oregon Coasts; and in Bellevue, Washington, of which 53 are owned and 94 are leased under various agreements. As of December 31, 2007, the Bank also operated 17 facilities for the purpose of administrative functions, such as data processing, of which three are owned and 14 are leased. All facilities are in a good state of repair and appropriately designed for use as banking or administrative office facilities. As of December 31, 2007, Strand leased three stand-alone offices from unrelated third parties and also leased space in 14 Bank stores under lease agreements that are based on market rates.

Additional information with respect to owned premises and lease commitments is included in Notes 6 and 17, respectively, of the Notes to Consolidated Financial Statements in Item 8 below.

ITEM 3.    LEGAL PROCEEDINGS.

Because of the nature of our business, we are involved in legal proceedings in the regular course of business. At this time, we do not believe that there is other active or pending litigation the unfavorable outcome of which would result in a material adverse change to our financial condition, results of operations or cash flows.

See Part II, Item 7, Non-Interest Expense for a discussion of the Company’s potential liability arising from litigation involving Visa, Inc.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

No matters were submitted to the shareholders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2007.

Umpqua Holdings Corporation

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Our Common Stock is traded on the NASDAQ Global Select Market under the symbol “UMPQ.” As of December 31, 2007, there were 100,000,000 common shares authorized for issuance. The following table presents the high and low sales prices of our common stock for each period, based on inter-dealer prices that do not include retail mark-ups, mark-downs or commissions, and cash dividends declared for each period:

Quarter Ended	High	Low	Cash Dividend Per Share
December 31, 2007	$20.95	$14.15	$0.19
September 30, 2007	$24.80	$18.52	$0.19
June 30, 2007	$27.00	$23.27	$0.18
March 31, 2007	$30.00	$25.39	$0.18

December 31, 2006	$30.66	$27.21	$0.18
September 30, 2006	$29.27	$23.98	$0.18
June 30, 2006	$28.67	$24.50	$0.12
March 31, 2006	$29.67	$26.25	$0.12

As of January 31, 2008, our common stock was held of record by approximately 5,094 shareholders, a number that does not include beneficial owners who hold shares in “street name”, or shareholders from previously acquired companies that have not exchanged their stock. At December 31, 2007, a total of 1.6 million stock options and 247,000 restricted stock and restricted stock units were outstanding. Additional information about stock options, restricted stock and restricted stock units is included in Note 18 of the Notes to Consolidated Financial Statements in Item 8 below and in Item 12 below.

The payment of future cash dividends is at the discretion of our Board and subject to a number of factors, including results of operations, general business conditions, growth, financial condition and other factors deemed relevant by the Board of Directors. Further, our ability to pay future cash dividends is subject to certain regulatory requirements and restrictions discussed in the Supervision and Regulation section in Item 1 above. During the fourth quarter of 2007, Umpqua’s board of directors approved a quarterly cash dividend of $0.19, unchanged from the third quarter of 2007 and an increase from $0.18 per share in the first and second quarters of 2007. This increase was made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels and expected asset growth. We expect that the dividend rate will be reassessed on a quarterly basis by the board of directors in accordance with the dividend policy.

We have a dividend reinvestment plan that permits shareholder participants to purchase shares at the then-current market price in lieu of the receipt of cash dividends. Shares issued in connection with the dividend reinvestment plan are purchased in open market transactions.

Equity Compensation Plan Information

The following table sets forth information about equity compensation plans that provide for the award of securities or the grant of options to purchase securities to employees and directors of Umpqua, its subsidiaries and its predecessors by merger that were in effect at December 31, 2007.

(shares in thousands)
	Equity Compensation Plan Information

Plan category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted average exercise price of outstanding options, warrants and rights(4)	(C) Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (A)
Equity compensation plans approved by security holders
2003 Stock Incentive Plan(1)	659	$23.04	1,024
2007 Long Term Incentive Plan(2)	—	—	1,000
Other(3)	961	$11.36	—

Total	1,620	$15.94	2,024
Equity compensation plans not approved by security holders	—	—	—

Total	1,620	$15.94	2,024

(1)	At Umpqua’s 2007 Annual Meeting, shareholders approved an amendment to the 2003 Stock Incentive Plan. The plan authorized the issuance of two million shares of stock through awards of incentive stock options, nonqualified stock options or restricted stock grants; provided awards of stock options and restricted stock grants under the 2003 Stock Incentive Plan, when added to options outstanding under all other plans, are limited to a maximum 10% of the outstanding shares on a fully diluted basis.

(2)	At Umpqua’s 2007 Annual Meeting, shareholders approved a 2007 Long Term Incentive Plan. The plan authorized the issuance of one million shares of stock through awards of performance-based restricted stock unit grants to executive officers. Target grants of 111 thousand and maximum grants of 194 thousand were approved to be issued in 2007 under this plan. No performance-based targets were met during 2007. The number of securities available for future issuance would be 806 thousand if the maximum grants were issued.

(3)	Includes other Umpqua stock plans and stock plans assumed through previous mergers. Includes 62 thousand shares issued under North Bay Bancorp’s stock option plans, having a weighted average exercise price of $16.46. Includes 104 thousand shares issued under Western Sierra Bancorp’s stock option plans, having a weighted average exercise price of $15.72. Includes 446 thousand shares issued under all other previously acquired companies’ stock option plans, having a weighted average exercise price of $7.70 per share.

(4)	Weighted average exercise price is based solely on securities with an exercise price.

(b)	Not applicable.

Umpqua Holdings Corporation

(c) The following table provides information about repurchases of common stock by the Company during the quarter ended December 31, 2007:

Period	Total number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
10/1/07 - 10/31/07	12,968	$16.59	—	1,542,945
11/1/07 - 11/30/07	—	$—	—	1,542,945
12/1/07 - 12/31/07	84	$16.14	—	1,542,945

Total for quarter	13,052	$16.59	—

(1)	Shares repurchased by the Company during the quarter consist of cancellation of 435 restricted shares to pay withholding taxes and 12,617 shares tendered in connection with option exercises. There were no shares repurchased pursuant to the Company’s publicly announced corporate stock repurchase plan described in (2) below.

(2)	The Company’s share repurchase plan, which was approved by the Board and announced in August 2003, originally authorized the repurchase of up to 1.0 million shares. Prior to 2007, the authorization was amended to increase the repurchase limit to 2.5 million shares. On April 19, 2007, the Company announced an expansion of the Board approved common stock repurchase plan, increasing the repurchase limit to 6.0 million shares and extending the plan’s expiration date from June 30, 2007 to June 30, 2009. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings and our capital plan.

The Company repurchased 4.0 million shares under the repurchase plan in 2007 as compared to none in 2006. The 2003 Stock Incentive Plan and other stock plans we administer provide for the payment of the option exercise price or withholding taxes by tendering previously owned or recently vested shares. During the years ended December 31, 2007 and 2006, 42,762 and 4,277 shares, respectively, were tendered in connection with option exercises. Restricted shares cancelled to pay withholding taxes totaled 3,830 and 1,865 shares, respectively, during the years ended December 31, 2007 and 2006.

STOCK PERFORMANCE GRAPH

The following chart, which is furnished not filed, compares the yearly percentage changes in the cumulative shareholder return on our common stock during the five fiscal years ended December 31, 2007, with (i) the Total Return Index for Nasdaq Bank Stocks (ii) the Total Return Index for The Nasdaq Stock Market (U.S. Companies) and (iii) the Standard and Poor’s 500. This comparison assumes $100.00 was invested on December 31, 2002, in our common stock and the comparison indices, and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. Price information from December 31, 2002 to December 31, 2007, was obtained by using the Nasdaq closing prices as of the last trading day of each year.

	Period Ending
	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
Umpqua Holdings Corporation	$100.00	$114.87	$140.69	$161.23	$169.88	$91.76
Nasdaq Bank Stocks	$100.00	$130.51	$144.96	$141.92	$159.42	$125.80
Nasdaq U.S.	$100.00	$149.75	$164.64	$168.60	$187.83	$205.22
S&P 500	$100.00	$128.68	$142.69	$149.70	$173.34	$182.87

Umpqua Holdings Corporation

ITEM 6.    SELECTED FINANCIAL DATA.

Umpqua Holdings Corporation

Annual Financial Trends

(in thousands, except per share data)

	2007	2006	2005	2004	2003
Interest income	$488,392	$405,941	$282,276	$198,058	$142,132
Interest expense	202,438	143,817	72,994	40,371	28,860

Net interest income	285,954	262,124	209,282	157,687	113,272
Provision for loan and lease losses	41,730	2,552	2,468	7,321	4,550
Non-interest income	64,825	53,597	47,782	41,373	38,001
Non-interest expense	210,800	177,176	146,794	119,582	93,187
Merger-related expense	3,318	4,773	262	5,597	2,082

Income before income taxes	94,931	131,220	107,540	66,560	51,454
Provision for income taxes and discontinued operations	31,663	46,773	37,805	23,270	17,970

Income from continuing operations	63,268	84,447	69,735	43,290	33,484
Income from discontinued operations, net of tax	—	—	—	3,876	635

Net income	$ 63,268	$84,447	$69,735	$47,166	$34,119

YEAR END
Assets	$8,340,053	$7,344,236	$5,360,639	$4,873,035	$2,963,815
Earning assets	7,146,841	6,287,202	4,636,334	4,215,927	2,596,775
Loans and leases	6,055,635	5,361,862	3,921,631	3,467,904	2,003,587
Deposits	6,589,326	5,840,294	4,286,266	3,799,107	2,378,192
Term debt	73,927	9,513	3,184	88,451	55,000
Junior subordinated debentures, at fair value	131,686	—	—	—	—
Junior subordinated debentures, at amortized cost	104,680	203,688	165,725	166,256	97,941
Shareholders’ equity	1,239,938	1,156,211	738,261	687,613	318,969
Shares outstanding	59,980	58,080	44,556	44,211	28,412

AVERAGE
Assets	$7,897,568	$6,451,660	$5,053,417	$3,919,985	$2,710,388
Earning assets	6,797,834	5,569,619	4,353,696	3,392,475	2,359,142
Loans and leases	5,822,907	4,803,509	3,613,257	2,679,576	1,868,165
Deposits	6,250,521	5,003,949	4,002,153	3,090,497	2,212,082
Term debt	57,479	58,684	31,161	101,321	41,699
Junior subordinated debentures	221,833	187,994	165,981	130,644	76,444
Shareholders’ equity	1,222,628	970,394	711,765	490,724	303,569
Basic shares outstanding	59,828	52,311	44,438	35,804	28,294
Diluted shares outstanding	60,428	53,050	45,011	36,345	28,666

PER SHARE DATA
Basic earnings	$1.06	$1.61	$1.57	$1.32	$1.21
Diluted earnings	1.05	1.59	1.55	1.30	1.19
Basic earnings—continuing operations	1.06	1.61	1.57	1.21	1.18
Diluted earnings—continuing operations	1.05	1.59	1.55	1.19	1.17
Book value	20.67	19.91	16.57	15.55	11.23
Tangible book value(1)	7.92	8.21	7.40	6.31	5.61
Cash dividends declared	0.74	0.60	0.32	0.22	0.16

(Dollars in thousands)

	2007	2006	2005	2004	2003
PERFORMANCE RATIOS
Return on average assets	0.80%	1.31%	1.38%	1.20%	1.26%
Return on average shareholders’ equity	5.17%	8.70%	9.80%	9.61%	11.24%
Return on average tangible shareholders’ equity(2)	13.08%	20.84%	22.91%	22.27%	23.87%
Efficiency ratio(3)	60.62%	57.33%	56.93%	60.58%	62.05%
Efficiency ratio—Bank(3),(4)	56.55%	51.97%	52.47%	53.51%	55.49%
Average equity to average assets	15.48%	15.04%	14.08%	12.52%	11.20%
Leverage ratio(5)	9.24%	10.28%	10.09%	9.55%	8.73%
Net interest margin (fully tax equivalent)(6)	4.24%	4.74%	4.84%	4.68%	4.85%
Non-interest revenue to total net revenue	18.48%	16.98%	18.59%	20.78%	25.12%
Dividend payout ratio	69.81%	37.27%	20.38%	16.67%	13.22%

ASSET QUALITY
Non-performing assets	$98,042	$9,058	$7,563	$23,552	$13,954
Allowance for loan and lease losses	84,904	60,090	43,885	44,229	25,352
Net charge-offs	21,994	574	2,812	4,485	3,929
Non-performing assets to total assets	1.18%	0.12%	0.14%	0.48%	0.47%
Allowance for loan and lease losses to total loans and leases	1.40%	1.12%	1.12%	1.28%	1.27%
Net charge-offs to average loans and leases	0.38%	0.01%	0.08%	0.17%	0.21%

(1)	Average shareholders’ equity less average intangible assets divided by shares outstanding at the end of the year.
(2)	Net income divided by average shareholders’ equity less average intangible assets.
(3)	Non-interest expense divided by the sum of net interest income (fully tax equivalent) and non-interest income.
(4)	Excludes merger-related expenses.
(5)	Tier 1 Capital divided by leverage assets. Leverage assets are defined as quarterly average total assets, net of goodwill, intangibles and certain other items as required by the Federal Reserve.
(6)	Net interest margin (fully tax equivalent) is calculated by dividing net interest income (fully tax equivalent) by average interest-earning assets.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS AND RISK FACTORS

See the discussion of forward-looking statements and risk factors in Part I Item 1 and Item 1A of this report.

EXECUTIVE OVERVIEW

In 2007, Umpqua’s results reflect the impact of the significant slowdown in the housing industry. Primarily affecting our Northern California residential development portfolio, the impact of the slowdown resulted in:

•	Non-performing assets increased to $98.0 million, or 1.18% of total assets as of December 31, 2007, as compared to $9.1 million or 0.12% of total assets, as of December 31, 2006.

•	Net charge-offs increased to $22.0 million in 2007, or 0.38% of average loans and leases, as compared to $574,000 or 0.01% of average loans and leases in 2006.

•	The increase in non-performing assets and net charge-offs in 2007 contributed to a $41.7 million provision for loan and lease losses in 2007, as compared to $2.6 million in 2006.

Umpqua Holdings Corporation

However, the past year was not without some accomplishments. During the year, we:

•

Completed the acquisition and integration of North Bay Bancorp and its principal operating subsidiary, The Vintage Bank, along with its Solano Bank division in an all stock exchange valued at $142.1 million with 5.2 million shares of common stock issued in connection with the acquisition.

•

Increased gross loans and leases to $6.1 billion as of December 31, 2007, compared to $5.4 billion as of December 31, 2006, respectively, a growth of $693.8 million or 13%. The North Bay acquisition accounted for $443.0 million of the growth. Excluding the acquisition, the organic loan growth rate was 5% for 2007.

•

Increased deposits to $6.6 billion as of December 31, 2007, compared to $5.8 billion as of December 31, 2006, a growth of $749.0 million or 13%. The North Bay acquisition accounted for $462.6 million of the growth. The organic deposit growth rate (excluding growth through acquisition) was 5% for 2007.

•

Increased total consolidated assets to $8.3 billion as of December 31, 2007, compared to $7.3 billion as of December 31, 2006, an increase of $995.8 million or 14%. The North Bay acquisition accounted for $727.6 million of the growth. The organic asset growth rate (excluding growth through acquisition) was 4% for 2007.

•

Issued $61.9 million of new trust preferred securities, with a weighted average adjustable interest rate of 3 month LIBOR plus 182 basis points, and redeemed existing trust preferred securities representing obligations of $25.8 million.

•	Repurchased 4.0 million shares of stock at a weighted average price of $23.73 per share.

•	Declared cash dividends of $0.19 per share in the third and fourth quarters of 2007 which was an increase of $0.01 per share compared to the first and second quarters of 2007.

•	Opened two new stores in Portland and one in Bend, Oregon.

Also during the year:

•

Net interest margin decreased to 4.24% in 2007 from 4.74% in 2006. The decrease in net interest margin resulted primarily from volatility in short-term market interest rates and the competitive climate, characterized by increasing deposit costs combined with declining earning asset yields. The decline in earning asset yields was partially due to the reversal of interest income during the year related to new non-accrual loans.

•

We recorded an accrual for our estimated pro-rata share of VISA litigation related to Visa’s settlement with American Express ($3.9 million pre-tax) and its ongoing litigation with Discover ($1.2 million pre-tax).

•

Net income per diluted share was $1.05 in 2007, as compared to $1.59 per diluted share earned in 2006. The interest income reversal due to new non-accrual loans, provision for loan and lease losses and the VISA litigation accrual contributed to the significant decline in net income per diluted share.

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

Management believes that the ALLL was adequate as of December 31, 2007. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 79% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses. There has been deterioration in the northern California residential development market which has led to an increase in non-performing loans and allowance for loan and lease losses in the third and fourth quarters. A continued deterioration in this market may lead to additional charges to the provision for loan and lease losses.

Mortgage Servicing Rights

Retained mortgage servicing rights are measured at quoted market prices. Subsequent measurements are determined using a discounted cash flow model. The expected life of the loan can vary from management’s estimates due to prepayments by borrowers, especially when interest rates fall. Prepayments in excess of management’s estimates would negatively impact the recorded value of the mortgage servicing rights. The value of the mortgage servicing rights is also dependent upon the discount rate used in the model. Management reviews this rate on an ongoing basis based on current market rates. A significant increase in the discount rate would reduce the value of mortgage servicing rights.

Umpqua Holdings Corporation

Upon adoption of Statement of Financial Accounting Standards (“SFAS”) No. 156, Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 156”) on January 1, 2007, the Company has elected to measure its residential mortgage servicing assets at fair value. Upon the change from the lower of cost or fair value accounting method to fair value accounting under SFAS No. 156, the calculation of amortization and the assessment of impairment were discontinued. Additional information is included in Note 7 of the Notes to Consolidated Financial Statements.

Valuation of Goodwill and Intangible Assets

At December 31, 2007, we had $764.9 million in goodwill and other intangible assets as a result of business combinations. Goodwill and other intangible assets with indefinite lives are not amortized but instead are periodically tested for impairment. Management performs an impairment analysis for the intangible assets with indefinite lives on a quarterly basis and determined that there was no impairment as of December 31, 2007. The valuation is determined using discounted cash flows of forecasted earnings, estimated sales price based on recent observable market transactions and market capitalization based on current stock price. If impairment was deemed to exist, a write down of the asset would occur with a charge to earnings. The impairment analysis requires management to make subjective judgments. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures, technology, changes in discount rates and specific industry and market conditions.

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

See Note 20 of the Notes to Consolidated Financial Statements for additional information about the level of pricing transparency associated with financial instruments carried at fair value.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, FASB issued SFAS No. 141 (revised), Business Combinations. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We are currently evaluating the impact of the adoption of SFAS No.141R.

In November 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). SAB 109 provides guidance on the accounting for written loan commitments recorded at fair value under generally accepted accounting principles (“GAAP”). Specifically, the SAB revises the Staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB 109, which supersedes SAB 105, Application of Accounting Principles to Loan Commitments, requires the expected net future cash flows related to the associated servicing of the loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 is effective on January 1, 2008 for the Company. Adoption of SAB 109 is not expected to have a material impact on the Company’s financial statements.

RESULTS OF OPERATIONS—OVERVIEW

For the year ended December 31, 2007, net income was $63.3 million, or $1.05 per diluted share, a decrease of 34% on a per diluted share basis compared to 2006. The decrease in net income in 2007 is principally attributable to increased provision for loan and lease losses and operating expenses, partially offset by increased net interest and non-interest income. We completed the acquisition of North Bay Bancorp on April 26, 2007, and the results of the acquired operations are only included in our financial results starting on April 27, 2007.

For the year ended December 31, 2006, net income was $84.4 million, or $1.59 per diluted share, an increase of 3% on a per diluted share basis over 2005. The improvement in diluted earnings per share for 2006 was principally attributable to improved net interest income, partially offset by increased operating expenses. We completed the acquisition of Western Sierra Bancorp on June 2, 2006 and the results of the acquired operations are only included in our financial results starting on June 3, 2006.

We incur significant expenses related to the completion and integration of mergers. Accordingly, we believe that our operating results are best measured on a comparative basis excluding the impact of merger-related expenses, net of tax. We define operating income as income before merger related expenses, net of tax, and we calculate operating income per diluted share by dividing operating income by the same diluted share total used in determining diluted earnings per share (see Note 21 of the Notes to Consolidated Financial Statements in Item 8 below). Operating income and operating income per diluted share are considered “non-GAAP” financial measures. Although we believe the presentation of non-GAAP financial measures provides a better indication of our operating performance, readers of this report are urged to review the GAAP results as presented in the Financial Statements and Supplementary Data in Item 8 below.

The following table presents a reconciliation of operating income and operating income per diluted share to net income and net income per diluted share for years ended December 31, 2007, 2006 and 2005:

Reconciliation of Operating Income to Net Income

Years Ended December 31,

(in thousands, except per share data)

	2007	2006	2005
Net income	$63,268	$84,447	$69,735
Merger-related expenses, net of tax	1,991	2,864	157

Operating income	$65,259	$87,311	$69,892

Per diluted share:
Net income	$ 1.05	$1.59	$1.55
Merger-related expenses, net of tax	0.03	0.06	—

Operating income	$ 1.08	$1.65	$1.55

The following table presents the returns on average assets, average shareholders’ equity and average tangible shareholders’ equity for the years ended December 31, 2007, 2006 and 2005. For each of the years presented, the table includes the calculated ratios based on reported net income and operating income as shown in the table above. Our return on average

Umpqua Holdings Corporation

shareholders’ equity is negatively impacted as a result of capital required to support goodwill. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger-related intangible assets, we believe it beneficial to also consider the return on average tangible shareholders’ equity. The return on average tangible shareholders’ equity is calculated by dividing net income by average shareholders’ equity less average intangible assets. The return on average tangible shareholders’ equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average shareholders’ equity.

Returns on Average Assets, Shareholders’ Equity and Tangible Shareholders’ Equity

For the Years Ended December 31,

(in thousands)

	2007	2006	2005
RETURNS ON AVERAGE ASSETS:
Net income	0.80%	1.31%	1.38%
Operating income	0.83%	1.35%	1.38%

RETURNS ON AVERAGE SHAREHOLDERS’ EQUITY:
Net income	5.17%	8.70%	9.80%
Operating income	5.34%	9.00%	9.82%

RETURNS ON AVERAGE TANGIBLE SHAREHOLDERS’ EQUITY:
Net income	13.08%	20.84%	22.91%
Operating income	13.50%	21.55%	22.96%

CALCULATION OF AVERAGE TANGIBLE SHAREHOLDERS’ EQUITY:
Average shareholders’ equity	$1,222,628	$970,394	$711,765
Less: average intangible assets	(739,086)	(565,167)	(407,313)

Average tangible shareholders’ equity	$483,542	$405,227	$304,452

NET INTEREST INCOME

Net interest income is the largest source of our operating income. Net interest income for 2007 was $286.0 million, an increase of $23.8 million, or 9% over 2006. Net interest income for 2006 was $262.1 million, an increase of $52.8 million, or 25% over 2005. The increase in net interest income in 2007 as compared to 2006 and 2006 as compared to 2005 is attributable to growth in outstanding average interest-earning assets, primarily loans and leases, partially offset by both growth in interest-bearing liabilities, primarily money-market and time deposits, and a decrease in net interest margin. In addition to organic growth, the North Bay merger, which was completed on April 26, 2007, and the Western Sierra merger, which was completed on June 2, 2006, contributed to the increase in interest-earning assets and interest-bearing liabilities in 2007 over 2006 and 2006 over 2005. The fair value of interest-earning assets acquired as a result of the North Bay merger totaled $523.5 million, and interest-bearing liabilities totaled $572.2 million. The fair value of interest-earning assets acquired as a result of the Western Sierra merger totaled $1.1 billion, and interest-bearing liabilities totaled $1.1 billion.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax-equivalent basis was 4.24% for 2007, a decrease of 50 basis points as compared to the same period in 2006. The decrease in net interest margin in 2007 resulted from volatility in short-term market rates and the competitive climate (characterized by increasing deposit costs combined with declining interest earning asset yields), as well as interest reversals on new nonaccrual loans.

The net interest margin on a fully tax-equivalent basis was 4.74% for 2006, a decrease of 10 basis points as compared to 2005. This decrease is primarily due to increases in short-term market rates which led to an increase in deposit and borrowing costs. The increased yield on interest-earning assets of 81 basis points in 2006, was more than offset by a corresponding increase in our cost of interest-earning assets which increased by 91 basis points in 2006.

Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, changes in volume, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds, or rates. The following table presents condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the years ended December 31, 2007, 2006 and 2005:

Average Rates and Balances

(dollars in thousands)

	2007			2006			2005
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Loans and leases(1)	$5,836,980	$443,939	7.61%	$4,818,884	$372,201	7.72%	$3,628,548	$251,715	6.94%
Taxable securities	743,266	35,216	4.74%	607,267	27,655	4.55%	613,748	26,432	4.31%
Non-taxable securities(2)	149,291	8,234	5.52%	97,723	5,559	5.69%	62,931	3,872	6.15%
Temporary investments(3)	68,297	3,415	5.00%	45,745	2,203	4.82%	48,469	1,484	3.06%

Total interest earning assets	6,797,834	490,804	7.22%	5,569,619	407,618	7.32%	4,353,696	283,503	6.51%
Allowance for loan and lease losses	(70,177)			(52,801)			(44,866)
Other assets	1,169,911			934,842			744,587

Total assets	$7,897,568			$6,451,660			$5,053,417

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	$3,136,738	$93,070	2.97%	$2,483,155	$62,254	2.51%	$2,041,090	$30,343	1.49%
Time deposits	1,849,910	87,770	4.74%	1,399,623	57,627	4.12%	993,215	29,235	2.94%
Securities sold under agreements to repurchase and federal funds purchased	65,660	2,135	3.25%	166,831	6,829	4.09%	86,201	2,207	2.56%
Term debt	57,479	2,642	4.60%	58,684	2,892	4.93%	31,161	659	2.11%
Junior subordinated debentures	221,833	16,821	7.58%	187,994	14,215	7.56%	165,981	10,550	6.36%

Total interest-bearing liabilities	5,331,620	202,438	3.80%	4,296,287	143,817	3.35%	3,317,648	72,994	2.20%
Non-interest-bearing deposits	1,263,873			1,121,171			967,848
Other liabilities	79,447			63,808			56,156

Total liabilities	6,674,940			5,481,266			4,341,652
Shareholders’ equity	1,222,628			970,394			711,765

Total liabilities and shareholders’ equity	$7,897,568			$6,451,660			$5,053,417

NET INTEREST INCOME(2)		$288,366			$263,801			$210,509

NET INTEREST SPREAD			3.42%			3.97%			4.31%

AVERAGE YIELD ON EARNING ASSETS(1),(2)			7.22%			7.32%			6.51%
INTEREST EXPENSE TO EARNING ASSETS			2.98%			2.58%			1.67%

NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN(1),(2)			4.24%			4.74%			4.84%

(1)	Non-accrual loans and mortgage loans held for sale are included in average balance.

Umpqua Holdings Corporation

(2)	Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $2.4 million, $1.7 million and $1.2 million in the years ended December 31, 2007, 2006 and 2005, respectively.
(3)	Temporary investments include federal funds sold and interest-bearing deposits at other banks.

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for 2007 compared to 2006 and 2006 compared to 2005. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Rate/Volume Analysis

(in thousands)

	2007 COMPARED TO 2006			2006 COMPARED TO 2005
	INCREASE (DECREASE) IN INTEREST INCOME AND EXPENSE DUE TO CHANGES IN			INCREASE (DECREASE) IN INTEREST INCOME AND EXPENSE DUE TO CHANGES IN
	VOLUME	RATE	TOTAL	VOLUME	RATE	TOTAL
INTEREST-EARNING ASSETS:
Loans and leases	$77,514	$(5,776)	$71,738	$89,533	$30,953	$120,486
Taxable securities	6,406	1,155	7,561	(281)	1,504	1,223
Non-taxable securities(1)	2,849	(174)	2,675	1,998	(311)	1,687
Temporary investments	1,125	87	1,212	(87)	806	719

Total(1)	87,894	(4,708)	83,186	91,163	32,952	124,115

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	18,157	12,659	30,816	7,654	24,257	31,911
Time deposits	20,457	9,686	30,143	14,378	14,014	28,392
Securities sold under agreements to repurchase and federal funds purchased	(3,506)	(1,188)	(4,694)	2,817	1,805	4,622
Term debt	(58)	(192)	(250)	891	1,342	2,233
Junior subordinated debentures	2,566	40	2,606	1,508	2,157	3,665

Total	37,616	21,005	58,621	27,248	43,575	70,823

Net increase in net interest income(1)	$50,278	$(25,713)	$24,565	$63,915	$(10,623)	$53,292

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

PROVISION FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses was $41.7 million for 2007, compared to $2.6 million for 2006. As a percentage of average outstanding loans, the provision for loan losses recorded for 2007 was 0.72%, an increase of 67 basis points and 65 basis points from 2006 and 2005, respectively.

The increase in the provision for loan and lease losses in 2007 as compared to 2006 and 2005 is principally attributable to an increase in non-performing loans and leases related primarily to the housing market downturn and its impact on our residential development portfolio, growth in the loan and lease portfolio and the increase in loans charged off in 2007. Within the allowance for credit losses, the Company has identified $9.9 million of impairment reserve related to $81.3 million of non-accrual loans, which are specifically measured for impairment. The net increase in impairment reserve, combined with downgrades within the portfolio related primarily to residential development, led to the $41.7 million provision for loan and leases losses during 2007. The provision for loan losses is expected to cover subsequent charge-offs on these non-performing loans.

The provision for loan and lease losses is based on management’s evaluation of inherent risks in the loan portfolio and a corresponding analysis of the allowance for loan and lease losses. Additional discussion on loan quality and the allowance for loan and lease losses is provided under the heading Asset Quality and Non-Performing Assets below.

NON-INTEREST INCOME

Non-interest income in 2007 was $64.8 million, an increase of $11.2 million, or 21%, over 2006. Non-interest income in 2006 was $53.6 million, an increase of $5.8 million, or 12%, over 2005. The following table presents the key components of non-interest income for years ended December 31, 2007, 2006 and 2005:

Non-Interest Income

Years Ended December 31,

(in thousands)

	2007 compared to 2006				2006 compared to 2005
	2007	2006	Change Amount	Change Percent	2006	2005	Change Amount	Change Percent
Service charges on deposit accounts	$32,126	$26,975	$5,151	19%	$26,975	$21,697	$5,278	24%
Brokerage commissions and fees	10,038	9,649	389	4%	9,649	11,317	(1,668)	–15%
Mortgage banking revenue, net	7,791	7,560	231	3%	7,560	6,426	1,134	18%
Net (loss) gain on sale of investment securities	(13)	(21)	8	-38%	(21)	1,439	(1,460)	NM
Other income	14,883	9,434	5,449	58%	9,434	6,903	2,531	37%

Total	$64,825	$53,597	$11,228	21%	$53,597	$47,782	$5,815	12%

NM—Not meaningful

The increase in deposit service charges in 2007 over 2006 is principally attributable to the increased volume of deposit accounts. The increase in brokerage commissions and fees in 2007 over 2006 resulted from management’s efforts to recruit new brokers, increase the weighting of managed fee sources and increase efficiencies in back room operations. The increase in other income over 2006 was primarily related to a gain of $4.9 million in 2007 resulting from the change in fair value of the junior subordinated debentures recorded at fair value and a $909,000 gain on sale of excess property. Additional information regarding the fair value election for the junior subordinated debentures is included in Note 15 of the Notes to Consolidated Financial Statements.

The increase in deposit service charges in 2006 over 2005 is principally attributable to the increased volume of deposit accounts as a result of the Western Sierra acquisition. The decrease in brokerage commissions and fees in 2006 over 2005 resulted from the departure of certain Strand investment advisors. The remaining increase in other non-interest income resulted primarily from increased revenue related to the Western Sierra acquisition.

NON-INTEREST EXPENSE

Non-interest expense for 2007 was $214.1 million, an increase of $32.2 million or 18% compared to 2006. Non-interest expense for 2006 was $181.9 million, an increase of $34.9 million or 24% compared to 2005. The following table presents the key elements of non-interest expense for the years ended December 31, 2007, 2006 and 2005.

Umpqua Holdings Corporation

Non-Interest Expense

Years Ended December 31,

(in thousands)

	2007 compared to 2006				2006 compared to 2005
	2007	2006	Change Amount	Change Percent	2006	2005	Change Amount	Change Percent
Salaries and employee benefits	$112,864	$98,840	$14,024	14%	$ 98,840	$82,467	$16,373	20%
Net occupancy and equipment	35,785	31,752	4,033	13%	31,752	24,693	7,059	29%
Communications	7,202	6,352	850	13%	6,352	5,841	511	9%
Marketing	5,554	5,760	(206)	–4%	5,760	4,564	1,196	26%
Services	18,564	15,951	2,613	16%	15,951	13,245	2,706	20%
Supplies	3,627	2,994	633	21%	2,994	2,706	288	11%
Intangible amortization	6,094	3,728	2,366	63%	3,728	2,430	1,298	53%
Merger-related expenses	3,318	4,773	(1,455)	–30%	4,773	262	4,511	NM
Other	21,110	11,799	9,311	79%	11,799	10,848	951	9%

Total	$214,118	$181,949	$32,169	18%	$181,949	$147,056	$34,893	24%

NM—Not meaningful

The increase in non-interest expense in 2007 over 2006 and 2006 over 2005 is primarily attributable to the inclusion of expenses from California operations as a result of the North Bay and Western Sierra acquisitions. Salaries and employee benefits have continued to increase due to increased incentives, benefit costs, additional staff at new stores, and primarily the addition of approximately 110 associates in April 2007 due to the North Bay acquisition and approximately 250 associates in June 2006 due to the Western Sierra acquisition. Net occupancy and equipment also continues to increase reflecting 10 new banking locations as a result of the North Bay acquisition in April 2007, 31 new banking locations as a result of Western Sierra acquisition in June 2006 and the addition of three de novo branches in 2007 and seven in 2006. The increase in services expense was primarily due to increased escrow accounting fees and higher consulting fees. The increase in intangible amortization is due to the increase in core deposit and other intangibles as a result of the Western Sierra and North Bay acquisitions.

Other expenses in 2007 included a $5.1 million charge for Visa litigation. In November 2007, Visa Inc. announced that it had reached a settlement with American Express related to an antitrust lawsuit. Umpqua Bank and other Visa member banks are obligated to fund the settlement and share in losses resulting from this litigation.

In the fourth quarter of 2007, we recorded a liability and corresponding expense of approximately $3.9 million pre-tax, for our proportionate share of that settlement.

In addition, Visa notified us that it had established a contingency reserve related to unsettled litigation with Discover Card. In connection with this contingency, we recorded, in the fourth quarter of 2007, a liability and corresponding expense of $1.2 million pre-tax, for our proportionate share of that contingent liability. We are not a party to the Visa litigation and our liability arises solely from the Bank’s membership interest in Visa, Inc.

Previously, Visa Inc. announced that it completed restructuring transactions in preparation for an initial public offering of its Class A stock planned for early 2008, and, as part of those transactions, Umpqua Bank’s membership interest in Visa was exchanged for Class B stock of Visa, Inc. In connection with Visa’s planned offering, it is expected that a portion of the Class B shares will be redeemed for cash, with the remaining shares to be converted to Class A shares three years after the offering or upon settlement of certain covered litigation, whichever is later. Visa is expected to set aside a portion of the proceeds from the offering to fund the American Express settlement and other litigation judgments or settlements that may occur.

In connection with the announced American Express settlement, and in consideration of accounting guidance that we have been informed was provided by the Securities and Exchange Commission, we currently anticipate that our proportionate share of the proceeds of the planned initial public offering by Visa will more than offset any liabilities related to the Visa litigation, and no cash payments from Umpqua will be made in settlement of this liability.

We also incur significant expenses in connection with the completion and integration of bank acquisitions that are not capitalizable. Classification of expenses as merger-related is done in accordance with the provisions of a Board-approved policy. The decrease in merger-related expenses in 2007 over 2006 and the increase in 2006 over 2005 is due to the difference in timing and size of the Western Sierra and North Bay mergers.

The following table presents the merger-related expenses by major category for the years ended December 31, 2007, 2006 and 2005. Substantially all of the merger-related expense for 2007 and 2006 were related to the North Bay and Western Sierra acquisitions, respectively. We do not expect to incur any additional merger-related expenses in connection with the North Bay, Western Sierra or any other previous merger.

Merger-Related Expense

Years Ended December 31,

(in thousands)

	2007	2006	2005
Professional fees	$ 982	$1,082	$211
Compensation and relocation	1,077	778	—
Communications	478	854	—
Premises and equipment	188	375	(65)
Other	593	1,684	116

Total	$3,318	$4,773	$262

INCOME TAXES

Our consolidated effective tax rate as a percentage of pre-tax income for 2007 was 33.4%, compared to 35.6% for 2006 and 35.2% for 2005. The effective tax rates were below the federal statutory rate of 35% and the apportioned state rate of 5% (net of the federal tax benefit) principally because of non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities, tax credits arising from low income housing investments, Business Energy tax credits and exemptions related to loans and hiring in designated enterprise zones.

Additional information on income taxes is provided in Note 10 of the Notes to Consolidated Financial Statements in Item 8 below.

FINANCIAL CONDITION

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

Trading securities consist of securities held in inventory by Strand for sale to its clients and securities invested in trust for former employees of acquired institutions as required by agreements. Trading securities were $2.8 million at December 31, 2007, as compared to $4.2 million at December 31, 2006. This decrease is principally attributable to a decrease in Strand’s inventory of trading securities.

Investment securities available for sale were $1.1 billion as of December 31, 2007, as compared to $715.2 million at December 31, 2006. This increase is principally attributable to the North Bay acquisition ($85.6 million of investment securities as of the acquisition date) and purchases of $372.2 million of investment securities, partially offset by sales and maturities of $137.5 million of investment securities available for sale and an increase in fair value of investment securities available for sale of $15.1 million.

Umpqua Holdings Corporation

Investment securities held to maturity were $6.0 million as of December 31, 2007, as compared to $8.8 million at December 31, 2006. This decrease is principally attributable to sales and maturities of investment securities held to maturity.

Investment securities for each of the last three years are as follows:

Summary of Investment Securities

As of December 31,

(in thousands)

	December 31,
	2007	2006	2005
AVAILABLE-FOR-SALE:
U.S. Treasury and agencies	$158,432	$193,134	$196,538
Mortgage-backed securities and collateralized mortgage obligations	672,344	362,882	359,583
Obligations of states and political subdivisions	169,994	110,219	67,836
Other debt securities	967	973	—
Investments in mutual funds and other equity securities	49,019	47,979	47,911

	$1,050,756	$715,187	$671,868

HELD-TO-MATURITY:
Obligations of states and political subdivisions	$5,403	$8,015	$8,302
Mortgage-backed securities and collateralized mortgage obligations	227	372	—
Other investment securities	375	375	375

	$ 6,005	$8,762	$8,677

The following table presents information regarding the amortized cost, fair value, average yield and maturity structure of the investment portfolio at December 31, 2007.

Investment Securities Composition*

December 31, 2007

(in thousands)

	Amortized Cost	Fair Value	Average Yield
U.S. TREASURY AND AGENCIES
One year or less	$73,187	$72,875	3.60%
One to five years	85,632	85,557	4.23%

	158,819	158,432	3.94%

OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS:
One year or less	9,962	10,057	3.92%
One to five years	53,363	53,651	3.77%
Five to ten years	107,498	107,616	3.89%
Over ten years	4,024	4,093	4.39%

	174,847	175,417	3.87%

OTHER DEBT SECURITIES
One to five years	526	487	7.33%
Over ten years	500	480	9.00%

	1,026	967	8.16%

Serial Maturities	670,342	672,572	5.75%

Other investment securities	52,371	49,394	5.00%

Total securities	$1,057,405	$1,056,782	5.13%

*Weighted average yields are stated on a federal tax-equivalent basis of 35%. Weighted average yields for available-for-sale investments have been calculated on an amortized cost basis.

The mortgage-related securities in “Serial Maturities” in the table above include both pooled mortgage-backed issues and high-quality collaterized mortgage obligation structures, with an average duration of 4.9 years. These mortgage-related securities provide yield spread to U.S. Treasury or agency securities; however, the cash flows arising from them can be volatile due to refinancing of the underlying mortgage loans.

Equity securities in “Other Investment Securities” in the table above at December 31, 2007 consisted principally of investments in two mutual funds comprised largely of mortgage-related securities, although the funds may also invest in U.S. government or agency securities, bank certificates of deposit insured by the FDIC or repurchase agreements.

Because the Bank has the ability and intent to hold these investments until a market price recovery or to maturity, none of the investment securities are considered other than temporarily impaired. Additional information about the investment securities portfolio is provided in Note 4 of the Notes to Consolidated Financial Statements in Item 8 below.

LOANS AND LEASES

Total loans and leases outstanding at December 31, 2007 were $6.1 billion, an increase of $693.8 million, or 13%, from year-end 2006. The growth in loans was due to the North Bay acquisition ($443.0 million of loans as of the acquisition date) and organic loan growth of $250.8 million, or 5%, primarily in the Oregon/Washington region.

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

Umpqua Holdings Corporation

The following table presents the composition of the loan portfolio as of December 31 for each of the last five years:

Loan Portfolio Composition

As of December 31,

(in thousands)

	2007		2006		2005		2004		2003
Type of Loan	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Real estate secured loans:
Construction	$1,202,173	19.9%	$1,189,090	22.2%	$638,555	16.3%	$481,836	13.9%	$232,792	11.6%
Mortgage	582,771	9.6%	523,715	9.8%	427,877	10.9%	445,976	12.9%	259,316	12.9%
Commercial and agricultural	3,012,743	49.7%	2,649,468	49.4%	2,019,623	51.5%	1,700,634	49.0%	854,588	42.7%

Total real estate loans	4,797,687	79.2%	4,362,273	81.4%	3,086,055	78.7%	2,628,446	75.8%	1,346,696	67.2%
Commercial and agricultural	1,169,939	19.3%	924,917	17.2%	753,131	19.3%	733,876	21.2%	566,092	28.3%
Leases	40,207	0.7%	22,870	0.4%	17,385	0.4%	18,351	0.5%	10,918	0.5%
Installment and other	59,091	1.0%	63,262	1.2%	76,128	1.9%	98,406	2.8%	86,787	4.3%
Deferred loan fees, net	(11,289)	–0.2%	(11,460)	–0.2%	(11,068)	–0.3%	(11,175)	–0.3%	(6,906)	–0.3%

Total loans	$6,055,635	100.0%	$5,361,862	100.0%	$3,921,631	100.0%	$3,467,904	100.0%	$2,003,587	100.0%

The following table presents the concentration distribution of our loan portfolio by major type:

Loan Concentrations

As of December 31, 2007 and 2006

(in thousands)

	2007		2006
	Amount	Percentage	Amount	Percentage
Construction and land development	$1,202,173	19.9%	$1,189,090	22.2%
Farmland	94,687	1.6%	77,283	1.4%
Home equity credit lines	196,895	3.3%	152,962	2.9%
Single family first lien mortgage	200,570	3.3%	178,159	3.3%
Single family second lien mortgage	29,451	0.5%	30,554	0.6%
Multifamily	155,855	2.6%	162,040	3.0%
Commercial real estate	2,918,056	48.0%	2,572,185	48.0%

Total real estate secured	4,797,687	79.2%	4,362,273	81.4%
Commercial and industrial	1,108,774	18.3%	874,264	16.3%
Agricultural production	61,165	1.0%	50,653	0.9%
Consumer	37,865	0.6%	42,417	0.8%
Leases	40,207	0.7%	22,870	0.4%
Other	21,226	0.4%	20,845	0.4%
Deferred loan fees, net	(11,289)	-0.2%	(11,460)	-0.2%

Total loans	$6,055,635	100.0%	$5,361,862	100.0%

Commercial, agriculture and construction loans are the most sensitive to interest rate changes. The following table presents the maturity distribution of our commercial and construction loan portfolios and the sensitivity of these loans to changes in interest rates as of December 31, 2007:

Maturities and Sensitivities of Loans to Changes in Interest Rates

(in thousands)

	By Maturity				Loans Over One Year by Rate Sensitivity
	One Year or Less	One Through Five Years	Over Five Years	Total	Fixed Rate	Floating Rate
Commercial and Agriculture	$ 504,314	$446,597	$219,028	$1,169,939	324,035	$341,590
Real Estate—construction	980,332	134,031	87,810	1,202,173	87,728	134,113

	$1,484,646	$580,628	$306,838	$2,372,112	$411,763	$475,703

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

Non-performing loans, which include non-accrual loans and accruing loans past due over 90 days totaled $91.1 million or 1.50% of total loans as of December 31, 2007, as compared to $9.1 million, or 0.17% of total loans, at December 31, 2006. Non-performing assets, which include non-performing loans and foreclosed real estate (“other real estate owned”), totaled $98.0 million, or 1.18% of total assets as of December 31, 2007, compared with $9.1 million, or 0.12% of total assets as of December 31, 2006. The increase in non-performing assets in 2007 related primarily to the housing market downturn and its impact on our residential development portfolio.

Loans are classified as non-accrual when collection of principal or interest is doubtful—generally if they are past due as to maturity or payment of principal or interest by 90 days or more—unless such loans are well-secured and in the process of collection. Additionally, all loans that are “impaired” in accordance with SFAS No. 114, Accounting by Creditors for the Impairment of a Loan, are considered for non-accrual status. These loans will typically remain on non-accrual status until all principal and interest payments are brought current and the prospects for future payments in accordance with the loan agreement appear relatively certain. Foreclosed properties held as other real estate owned are recorded at the lower of the recorded investment in the loan or market value of the property less expected selling costs. Other real estate owned at December 31, 2007 totaled $6.9 million and consisted of nine properties.

Umpqua Holdings Corporation

The following table summarizes our non-performing assets as of December 31 for each of the last five years.

Non-Performing Assets

As of December 31,

(in thousands)

	2007	2006	2005	2004	2003
Loans on nonaccrual status	$81,317	$8,629	$5,953	$21,836	$10,498
Loans past due 90 days or more and accruing	9,782	429	487	737	927

Total non-performing loans	91,099	9,058	6,440	22,573	11,425
Other real estate owned	6,943	—	1,123	979	2,529

Total non-performing assets	$98,042	$9,058	$7,563	$23,552	$13,954

Allowance for loan and lease losses	$84,904	$60,090	$43,885	$44,229	$25,352

Reserve for unfunded commitments	1,182	1,313	1,601	1,338	—

Allowance for credit losses	$86,086	$61,403	$45,486	$45,567	$25,352

ASSET QUALITY RATIOS:
Non-performing assets to total assets	1.18%	0.12%	0.14%	0.48%	0.47%
Non-performing loans to total loans	1.50%	0.17%	0.16%	0.65%	0.57%
Allowance for loan and lease losses to total loans	1.40%	1.12%	1.12%	1.28%	1.27%
Allowance for credit losses to total loans	1.42%	1.15%	1.16%	1.31%	1.27%
Allowance for credit losses to total non-performing loans	94%	678%	706%	202%	222%

At December 31, 2007, there were no loans classified as restructured as compared to $8.0 million at December 31, 2006. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. Substantially all of the restructured loans as of December 31, 2006 were classified as impaired. No restructured loans were included as non-accrual loans in the table above at December 31, 2007 and 2006.

A decline in the economic conditions in our general market areas or other factors could adversely impact individual borrowers or the loan portfolio in general. Accordingly, there can be no assurance that loans will not become 90 days or more past due, become impaired or placed on non-accrual status, restructured or transferred to other real estate owned in the future.

Additional information about the loan portfolio is provided in Note 5 of the Notes to Consolidated Financial Statements in Item 8 below.

ALLOWANCE FOR LOAN AND LEASE LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS

The allowance for loan and lease losses (“ALLL”) totaled $84.9 million and $60.1 million at December 31, 2007 and 2006, respectively. The increase in the allowance for loan and lease losses as of December 31, 2007 is principally attributable to an increase in provision for loan and lease losses in excess of charge-offs.

The following table sets forth the allocation of the allowance for loan and lease losses:

Allowance for loan and lease losses Composition

As of December 31,

(in thousands)

	2007	2006	2005	2004	2003
Commercial	$19,513	$14,161	$11,230	$12,334	$11,091
Real estate	60,840	44,179	30,137	29,464	12,689
Loans to individuals and overdrafts	504	603	669	1,126	1,225
Unallocated	4,047	1,147	1,849	1,305	347

Allowance for loan and lease losses	$84,904	$60,090	$43,885	$44,229	$25,352

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not provided for in other components of ALLL analysis, and acknowledges the inherent imprecision of all loss prediction models. The increase in unallocated ALLL resulted from management’s evaluation of existing general business and economic conditions, and declining credit quality and collateral value trends in the residential housing segment. Additionally the ALLL composition should not be interpreted as an indication of specific amounts or loan categories in which future charge-offs may occur.

The following table provides a summary of activity in the ALLL by major loan type for each of the five years ended December 31:

Activity in the Allowance for loan and lease losses

Years Ended December 31,

(in thousands)

	2007	2006	2005	2004	2003
Balance at beginning of year	$ 60,090	$43,885	$44,229	$25,352	$24,731
Loans charged off:
Real estate	(21,340)	(734)	(132)	(42)	(15)
Commercial	(2,030)	(2,135)	(6,538)	(5,244)	(5,429)
Consumer and other	(1,360)	(1,336)	(1,082)	(1,143)	(633)

Total loans charged off	(24,730)	(4,205)	(7,752)	(6,429)	(6,077)

Recoveries:
Real Estate	1,250	897	32	292	123
Commercial	785	1,916	4,344	1,292	1,761
Consumer and other	701	818	564	360	264

Total recoveries	2,736	3,631	4,940	1,944	2,148

Net charge-offs	(21,994)	(574)	(2,812)	(4,485)	(3,929)
Addition incident to mergers	5,078	14,227	—	17,257	—
Reclassification(1)	—	—	—	(1,216)	—
Provision charged to operations	41,730	2,552	2,468	7,321	4,550

Balance at end of year	$ 84,904	$60,090	$43,885	$44,229	$25,352

Ratio of net charge-offs to average loans	0.38%	0.01%	0.08%	0.17%	0.21%
Ratio of provision to average loans	0.72%	0.05%	0.07%	0.27%	0.24%
Recoveries as a percentage of charge-offs	11%	86%	64%	30%	35%

(1)	Reflects amount of allowance related to unfunded commitments, which was reclassified during the third quarter of 2004.

Umpqua Holdings Corporation

The significant increase in real estate loans charged off over previous years was due to significant slowdown in the housing industry which primarily affected our Northern California residential development portfolio.

The following table presents a summary of activity in the reserve for unfunded commitments (“RUC”):

Summary of Reserve for Unfunded Commitments Activity

Years Ended December 31,

(in thousands)

	2007	2006	2005
Balance, beginning of year	$1,313	$1,601	$1,338
Acquisition	134	382	—
Net (decrease) increase charged to other expenses	(265)	(670)	263

Balance, end of year	$1,182	$1,313	$1,601

We believe that the ALLL and RUC at December 31, 2007 are sufficient to absorb losses inherent in the loan portfolio and credit commitments outstanding as of that date, respectively, based on the best information available. This assessment, based in part on historical levels of net charge-offs, loan growth, and a detailed review of the quality of the loan portfolio, involves uncertainty and judgment; therefore, the adequacy of the ALLL and RUC cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

MORTGAGE SERVICING RIGHTS

The following table presents the key elements of our mortgage servicing rights asset as of December 31, 2007, 2006 and 2005:

Summary of Mortgage Servicing Rights

Years Ended December 31,

(in thousands)

	2007	2006	2005
Balance, beginning of year(1)	$ 9,952	$10,890	$11,154
Additions for new mortgage servicing rights capitalized	892	1,487	3,318
Changes in fair value:
Due to changes in model inputs or assumptions(2)	595	—	—
Other(3)	(1,351)	—	—
Amortization of servicing rights	—	(1,198)	(2,000)
Impairment charge	—	(1,227)	(1,582)

Balance, end of year	$ 10,088	$9,952	$10,890

Balance of loans serviced for others	$870,680	$955,444	$1,016,092
MSR as a percentage of serviced loans	1.16%	1.04%	1.07%

(1)	Represents fair value as of December 31, 2006 and amortized cost as of December 31, 2005 and 2004.
The fair value as of December 31, 2005 and 2004 was $10.9 million and $11.5 million, respectively.

(2)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(3)	Represents changes due to collection/realization of expected cash flows over time.

As of December 31, 2007, we serviced residential mortgage loans for others with an aggregate outstanding principal balance of $870.7 million for which servicing assets have been recorded. Prior to the adoption of SFAS No.156 on January 1, 2007, the servicing asset recorded at the time of sale was amortized over the term of, and in proportion to, net servicing revenues. Subsequent to adoption, the mortgage servicing rights are adjusted to fair value quarterly with the change recorded in mortgage banking revenue.

The value of mortgage servicing rights is impacted by market rates for mortgage loans. Historically low market rates can cause prepayments to increase as a result of refinancing activity. To the extent loans are prepaid sooner than estimated at the time servicing assets are originally recorded, it is possible that certain mortgage servicing rights assets may decrease in value. Generally, the fair value of our mortgage servicing rights will increase as market rates for mortgage loans rise and decrease if market rates fall. We have started hedging the fair value change of the MSR portfolio starting in the fourth quarter of 2007 with a goal of minimizing the volatility to earnings.

GOODWILL AND OTHER INTANGIBLE ASSETS

At December 31, 2007, we had goodwill and other intangible assets of $723.3 million and $41.6 million, respectively, as compared to $645.9 million and $33.6 million, respectively, at year-end 2006. This increase in goodwill and other intangible assets is principally attributed to the North Bay acquisition. The goodwill recorded in connection with the North Bay acquisition represented the excess of the purchase price over the estimated fair value of the net assets acquired. A portion of the purchase price was allocated to the value of North Bay’s core deposits, which included all deposits except certificates of deposit, and merchant servicing portfolio. The value of the other intangible assets recorded in connection with the North Bay acquisition was determined by a third party based on the net present value of future cash flows for the merchant servicing portfolio and an analysis of the cost differential between the core deposits and alternative funding sources for the core deposit intangible.

We amortize other intangible assets on an accelerated or straight-line basis over an estimated ten to fifteen year life. Substantially all of the goodwill is associated with our community banking operations. We evaluate goodwill for possible impairment on a quarterly basis and there were no impairments recorded for the years ended December 31, 2007, 2006 or 2005. Additional information regarding our accounting for goodwill and other intangible assets is included in Notes 1, 2 and 8 of the Notes to Consolidated Financial Statements in Item 8 below.

DEPOSITS

Total deposits were $6.6 billion at December 31, 2007, an increase of $749.0 million, or 13%, from the prior year-end. The growth in deposits was principally due to the North Bay acquisition ($462.6 million of deposits as of the acquisition date). Organic deposit growth during 2007 was $286.4 million (5% organic growth), primarily in the Oregon/Washington region. Management attributes this growth to ongoing business development and marketing efforts in our service markets. Information on average deposit balances and average rates paid is included under the Net Interest Income section of this report. Additional information regarding deposits is included in Note 11 of the Notes to Consolidated Financial Statements in Item 8 below.

The following table presents the deposit balances by major category as of December 31:

Deposits

As of December 31,

(in thousands)

	2007		2006
	Amount	Percentage	Amount	Percentage
Non-interest bearing	$1,272,872	19%	$1,222,107	21%
Interest bearing demand	820,122	12%	725,127	12%
Savings and money market	2,538,252	40%	2,133,497	37%
Time, $100,000 or greater	1,138,538	17%	898,617	15%
Time, less than $100,000	819,542	12%	860,946	15%

Total	$6,589,326	100%	$5,840,294	100%

Umpqua Holdings Corporation

The following table presents the deposit balances by region as of December 31:

Deposits by Region

(in thousands)

	2007		2006
	Amount	Mix	Amount	Mix
DEPOSITS BY REGION:
Oregon/Washington	$3,700,419	56%	$3,500,965	60%
California	2,888,907	44%	2,339,329	40%

Total Deposits	$6,589,326	100%	$5,840,294	100%

CORE DEPOSITS:(1)
Oregon/Washington	$3,137,684	58%	$3,030,449	61%
California	2,313,104	42%	1,911,228	39%

Total Core deposits	$5,450,788	100%	$4,941,677	100%

% of total deposits	83%		85%

(1)	Core deposits are defined as total deposits less time deposits greater than $100,000.

The following table presents the scheduled maturities of time deposits of $100,000 and greater as of December 31, 2007:

Maturities of Time Deposits of $100,000 and Greater

(in thousands)

Three months or less	$461,643
Three months to six months	359,165
Six months to one year	247,442
Over one year	70,288

Total	$1,138,538

BORROWINGS

At December 31, 2007, the Bank had outstanding $36.3 million of securities sold under agreements to repurchase and $69.5 million of federal funds purchased. Additional information regarding securities sold under agreements to repurchase and federal funds purchased is provided in Notes 12 and 13 of Notes to Consolidated Financial Statements in Item 8 below.

At December 31, 2007, the Bank had outstanding term debt of $73.9 million. Advances from the Federal Home Loan Bank (“FHLB”) amounted to $73.1 million of the total and are secured by investment securities and residential mortgage loans. The FHLB advances outstanding at December 31, 2007 had fixed interest rates ranging from 3.25% to 7.44% and $42.0 million, or 57%, mature prior to December 31, 2008, while another $30.0 million, or 41%, mature prior to December 31, 2009. Management expects continued use of FHLB advances as a source of short and long-term funding. Additional information regarding term debt is provided in Note 14 of Notes to Consolidated Financial Statements in Item 8 below.

JUNIOR SUBORDINATED DEBENTURES

We had junior subordinated debentures with carrying values of $236.4 million and $203.7 million, respectively, at December 31, 2007 and 2006. Umpqua early adopted SFAS No. 159 and selected the fair value measurement option for certain junior subordinated debentures not acquired through acquisitions and new junior subordinated debentures issued in 2007.

At December 31, 2007, approximately $191.8 million, or 83% of the total issued amount, had interest rates that are adjustable on a quarterly basis based on a spread over LIBOR. Although any increases in short-term market interest rates will increase the interest expense for junior subordinated debentures, we believe that other attributes of our balance sheet will serve to mitigate the impact to net interest income on a consolidated basis.

All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of December 31, 2007, under guidance issued by the Board of Governors of the Federal Reserve System. Additional information regarding the terms of the junior subordinated debentures, including maturity/redemption dates, interest rates and the adoption of SFAS No. 159, is included in Note 15 of the Notes to Consolidated Financial Statements in Item 8 below.

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

The Bank had available lines of credit with the FHLB totaling $1.6 billion at December 31, 2007. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $240.0 million at December 31, 2007. Availability of the lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict the consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. In 2007, the Bank paid the Company $44.0 million in dividends to fund regular operations. The Bank also paid the Company $60.0 million in special dividends in 2007 to fund share repurchases. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to fund its quarterly cash dividend distributions to shareholders and meet its ongoing cash obligations, which consist principally of debt service on the $230.1 million (issued amount) of outstanding junior subordinated debentures. As of December 31, 2007, the Company did not have any borrowing arrangements of its own.

As disclosed in the Consolidated Statements of Cash Flows in Item 8 of this report, net cash provided by operating activities was $79.7 million during 2007. The principal source of cash provided by operating activities was net income. Net cash of $426.1 million used in investing activities consisted principally of $292.6 million of net loan growth and purchases of $372.2 million of investment securities available for sale, partially offset by sales and maturities of investment securities of $140.2 million, cash acquired in the North Bay merger, net of cash consideration paid, of $78.7 million and proceeds on sales of other real estate owned of $17.9 million. The $202.8 million of cash provided by financing activities primarily consisted of $286.3 million of net deposit increases, $60.0 million in proceeds on issuance of junior subordinated debentures and $69.5 million increase in Fed funds purchased, partially offset by financing outflows related to stock repurchases of $96.3 million, dividends payment of $43.5 million, and repayment of $36.1 million of junior subordinated debentures and $34.7 million of term loans.

OFF-BALANCE-SHEET ARRANGEMENTS

Information regarding Off-Balance-Sheet Arrangements is included in Note 17 of the Notes to Consolidated Financial Statements.

Umpqua Holdings Corporation

The following table presents a summary of significant contractual obligations extending beyond one year as of December 31, 2007 and maturing as indicated:

Future Contractual Obligations

As of December 31, 2007

(in thousands)

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Term debt	$42,000	$30,000	$—	$1,694	$73,694
Junior subordinated debentures	—	—	—	230,061	230,061
Operating leases, net of subleases	10,583	18,004	15,105	30,899	74,591
Other long-term liabilities(1)	4,852	5,149	4,384	41,898	56,283

Total contractual obligations	$57,435	$53,153	$19,489	$304,552	$434,629

(1)	Include maximum payments related to employee benefit plans, assuming all future vesting conditions are met. Additional information about employee benefit plans is provided in Note 16 of the Notes to Consolidated Financial Statements in Item 8 below.

The table above does not include deposit liabilities, interest payments or purchase accounting adjustments related to term debt or junior subordinated debentures.

Although we expect the Bank’s and the Company’s liquidity positions to remain satisfactory during 2008, there is significant competition for bank deposits. It is possible that our deposit growth for 2008 may not be maintained at previous levels due to increased pricing pressure or, in order to generate deposit growth, our pricing may need to be adjusted in a manner that results in increased interest expense on deposits.

CONCENTRATIONS OF CREDIT RISK

Information regarding Concentrations of Credit Risk is included in Notes 3, 5, and 17 of the Notes to Consolidated Financial Statements.

CAPITAL RESOURCES

Shareholders’ equity at December 31, 2007 was $1.2 billion, an increase of $83.7 million, or 7%, from December 31, 2006. The increase in shareholders’ equity during 2007 was principally due to the issuance of shares in connection with the North Bay acquisition valued at $142.1 million, shares issued in connection with stock plans and related tax benefit of $9.4 million, and retention of $18.8 million, or approximately 30%, of net income for the year, partially offset by stock repurchases of $96.3 million.

The Federal Reserve Board has in place guidelines for risk-based capital requirements applicable to U.S. banks and bank/financial holding companies. These risk-based capital guidelines take into consideration risk factors, as defined by regulation, associated with various categories of assets, both on and off-balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The guidelines require an 8% total risk-based capital ratio, of which 4% must be Tier I capital. Our consolidated Tier I capital, which consists of shareholders’ equity and qualifying trust-preferred securities, less other comprehensive income, goodwill and deposit-based intangibles, totaled $695.7 million at December 31, 2007. Tier II capital components include all, or a portion of, the allowance for loan and lease losses and the portion of trust preferred securities in excess of Tier I statutory limits. The total of Tier I capital plus Tier II capital components is referred to as Total Risk-Based Capital, and was $771.9 million at December 31, 2007. The percentage ratios, as calculated under the guidelines, were 9.82% and 10.89% for Tier I and Total Risk-Based Capital, respectively, at December 31, 2007.

A minimum leverage ratio is required in addition to the risk-based capital standards and is defined as period-end shareholders’ equity and qualifying trust preferred securities, less other comprehensive income, goodwill and deposit-based intangibles, divided by average assets as adjusted for goodwill and other intangible assets. Although a minimum leverage ratio of 4% is required for the highest-rated financial holding companies that are not undertaking significant expansion programs, the Federal Reserve Board may require a financial holding company to maintain a leverage ratio greater than 4% if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve Board. The Federal Reserve Board uses the leverage and risk-based capital ratios to assess capital adequacy of banks and financial holding companies. Our consolidated leverage ratios at December 31, 2007 and 2006 were 9.24%, and 10.28%, respectively. As of December 31, 2007, the most recent notification from the FDIC categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s regulatory capital category.

At December 31, 2007, all three of the capital ratios of the Bank exceeded the minimum ratios required by federal regulation. Management monitors these ratios on a regular basis to ensure that the Bank remains within regulatory guidelines. Further information regarding the actual and required capital ratios is provided in Note 19 of the Notes to Consolidated Financial Statements in Item 8 below.

During the third and fourth quarter of 2007, Umpqua’s Board of Directors increased the quarterly cash dividend rate to $0.19 from $0.18 per share, which was the rate paid, in the first and second quarters of 2007. This increase was made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels and expected asset growth. The payment of cash dividends is subject to regulatory limitations as described under the Supervision and Regulation section of Part I of this report. There is no assurance that future cash dividends will be declared or increased. The following table presents cash dividends declared and dividend payout ratios (dividends declared per share divided by basic earnings per share) for the years ended December 31, 2007, 2006 and 2005:

Cash Dividends and Payout Ratios

	2007	2006	2005
Dividend declared per share	$0.74	$0.60	$0.32
Dividend payout ratio	70%	37%	20%

On April 19, 2007, the Company announced that the Board of Directors approved an expansion of the common stock repurchase plan, increasing the repurchase limit to 6.0 million shares and extending the plan’s expiration date from June 30, 2007 to June 30, 2009. As of December 31, 2007, a total of 1.5 million shares remained available for repurchase. There were no shares repurchased in open market transactions during the fourth quarter of 2007. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings and our capital plan. In addition, our stock plans provide that option and award holders may pay for the exercise price and tax withholdings in part or whole by tendering previously held shares.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The absolute level and volatility of interest rates can have a significant impact on our profitability. The objective of interest rate risk management is to identify and manage the sensitivity of net interest income to changing interest rates to achieve our overall financial objectives. Based on economic conditions, asset quality and various other considerations, management establishes tolerance ranges for interest rate sensitivity and manages within these ranges. Net interest income and the fair value of financial instruments are greatly influenced by changes in the level of interest rates. We manage exposure to fluctuations in interest rates through policies that are established by the Asset/Liability Management Committee (“ALCO”). The ALCO meets monthly and has responsibility for developing asset/liability management policy, formulating and implementing strategies to improve balance sheet positioning and earnings and reviewing interest rate sensitivity. The Board of Directors’ Loan and Investment Committee provides oversight of the asset/liability management process, reviews the results of the interest rate risk analyses prepared for the ALCO and approves the asset/liability policy on an annual basis.

Management utilizes an interest rate simulation model to estimate the sensitivity of net interest income to changes in market interest rates. Such estimates are based upon a number of assumptions for each scenario, including the level of balance sheet

Umpqua Holdings Corporation

growth, deposit repricing characteristics and the rate of prepayments. Interest rate sensitivity is a function of the repricing characteristics of our interest-earning assets and interest-bearing liabilities. These repricing characteristics are the time frames within which the interest-bearing assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity during the life of the instruments. Interest rate sensitivity management focuses on the maturity structure of assets and liabilities and their repricing characteristics during periods of changes in market interest rates. Effective interest rate sensitivity management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable timeframe, thereby minimizing the impact of interest rate changes on net interest income. Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities at a point in time that are subject to repricing at various time horizons: immediate to three months, four to twelve months, one to five years, over five years, and on a cumulative basis. The differences are known as interest sensitivity gaps. The table below sets forth interest sensitivity gaps for these different intervals as of December 31, 2007.

Interest Sensitivity Gap

(in thousands)

	By Repricing Interval				Non-Rate- Sensitive	Total
	0-3 Months	4-12 Months	1-5 Years	Over 5 Years

ASSETS
Temporary Investments	$3,288	$—	$—	$—	$—	$3,288
Trading account assets	2,837	—	—	—	—	2,837
Securities available-for-sale	157,023	177,309	436,016	292,884	(12,476)	1,050,756
Securities held-to-maturity	2,522	1,425	1,973	72	13	6,005
Loans and loans held for sale	2,353,187	936,448	2,428,587	357,252	(6,792)	6,068,682
Non-interest-earning assets	—	—	—	—	1,208,485	1,208,485

Total assets	2,518,857	1,115,182	2,866,576	650,208	1,189,230	$8,340,053

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	820,122	—	—	—	—	$820,122
Savings and money-market deposits	2,538,252	—	—	—	—	2,538,252
Time deposits	715,195	1,087,381	152,645	3,497	(638)	1,958,080
Securities sold under agreements to repurchase	36,294	—	—	—	—	36,294
Federal funds purchased	69,500	—	—	—	—	69,500
Term debt	50	42,154	30,960	704	59	73,927
Junior subordinated debentures	189,422	27,836	—	10,465	8,643	236,366
Non-interest bearing liabilities and shareholders’ equity	—	—	—	—	2,607,512	2,607,512

Total liabilities and shareholders’ equity	4,368,835	1,157,371	183,605	14,666	2,615,576	$8,340,053

Interest rate sensitivity gap	(1,849,978)	(42,189)	2,682,971	635,542	(1,426,346)	—
Cumulative interest rate sensitivity gap	$(1,849,978)	$(1,892,167)	$790,804	$1,426,346	$—

Cumulative gap as a % of earning assets	–25.9%	–26.5%	11.1%	20.0%

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

We utilize an interest rate simulation model to monitor and evaluate the impact of changing interest rates on net interest income. The estimated impact on our net interest income over a time horizon of one year as of December 31, 2007 is indicated in the table below. For the scenarios shown, the interest rate simulation assumes a parallel and sustained shift in market interest rates ratably over a twelve-month period and no change in the composition or size of the balance sheet. For example, the “up 200 basis points” scenario is based on a theoretical increase in market rates of 16.7 basis points per month for twelve months applied to the balance sheet of December 31 for each respective year.

Interest Rate Simulation Impact on Net Interest Income

As of December 31,

(dollars in thousands)

	2007		2006		2005
	Increase (Decrease) in Net Interest Income from Base Scenario	Percentage Change	Increase (Decrease) in Net Interest Income from Base Scenario	Percentage Change	Increase (Decrease) in Net Interest Income from Base Scenario	Percentage Change
Up 200 basis points	$(7,646)	–2.7%	$(2,596)	–0.9%	$2,664	1.1%
Up 100 basis points	$(3,868)	–1.4%	$(1,082)	–0.4%	$1,482	0.6%
Down 100 basis points	$4,622	1.6%	$989	0.4%	$(2,147)	–0.9%
Down 200 basis points	$5,211	1.8%	$(2,557)	–0.9%	$(5,709)	–2.4%

As of December 31, 2005, we believe our balance sheet was in an “asset-sensitive” position, as the repricing characteristics were such that an increase in market interest rates would have a positive effect on net interest income and a decrease in market interest rates would have negative effect on net interest income. The flattening yield curve and changed mix and pricing characteristics of our balance sheet in 2006 resulted in decreased asset sensitivity from the previous years. At December 31, 2006, we were “liability-sensitive” in three of four scenarios. However, our overall sensitivity in all four scenarios has decreased as compared to prior years indicating a more neutral interest risk position. As of December 31, 2007, we believe our balance sheet was in a “liability-sensitive” position, as the repricing characteristics were such that an increase in market interest rates would have a negative effect on net interest income and a decrease in market interest rates would have positive effect on net interest income. Some of the assumptions made in the simulation model may not materialize and unanticipated events and circumstances will occur. In addition, the simulation model does not take into account any future actions which we could undertake to mitigate an adverse impact due to changes in interest rates from those expected, in the actual level of market interest rates or competitive influences on our deposit base.

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

Umpqua Holdings Corporation

The table below illustrates the effects of various market interest rate changes on the fair values of financial assets and liabilities (excluding mortgage servicing rights) as compared to the corresponding carrying values and fair values:

Interest Rate Simulation Impact on Fair Value of Financial Assets and Liabilities

As of December 31,

(dollars in thousands)

	2007		2006
	Increase (Decrease) in Estimated Fair Value of Equity	Percentage Change	Increase (Decrease) in Estimated Fair Value of Equity	Percentage Change
Up 200 basis points	$(119,042)	–5.9%	$(72,797)	–4.3%
Up 100 basis points	$(54,159)	–2.7%	$(34,117)	–2.0%
Down 100 basis points	$22,483	1.1%	$9,962	0.6%
Down 200 basis points	$18,387	0.9%	$(4,155)	–0.2%

Consistent with the results in the interest rate simulation impact on net interest income, our overall sensitivity to market interest rate changes has increased as compared to 2006.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Umpqua Holdings Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Umpqua Holdings Corporation and Subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risks. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Umpqua Holdings Corporation and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Umpqua Holdings Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Portland, Oregon

February 26, 2008

Umpqua Holdings Corporation

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

(in thousands, except shares)

	2007	2006
ASSETS
Cash and due from banks	$ 188,782	$169,769
Temporary investments	3,288	165,879

Total cash and cash equivalents	192,070	335,648
Investment securities
Trading	2,837	4,204
Available for sale, at fair value	1,050,756	715,187
Held to maturity, at amortized cost	6,005	8,762
Loans held for sale	13,047	16,053
Loans and leases	6,055,635	5,361,862
Allowance for loan and lease losses	(84,904)	(60,090)

Net loans and leases	5,970,731	5,301,772
Restricted equity securities	15,273	15,255
Premises and equipment, net	106,267	101,830
Goodwill and other intangible assets, net	764,906	679,493
Mortgage servicing rights, net	10,088	9,952
Other assets	208,073	156,080

Total assets	$8,340,053	$7,344,236

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$1,272,872	$1,222,107
Interest bearing	5,316,454	4,618,187

Total deposits	6,589,326	5,840,294
Securities sold under agreements to repurchase	36,294	47,985
Federal funds purchased	69,500	—
Term debt	73,927	9,513
Junior subordinated debentures, at fair value	131,686	—
Junior subordinated debentures, at amortized cost	104,680	203,688
Other liabilities	94,702	86,545

Total liabilities	7,100,115	6,188,025

COMMITMENTS AND CONTINGENCIES (NOTE 17)

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized; issued and outstanding: 59,980,161 in 2007 and 58,080,171 in 2006	988,780	930,867
Retained earnings	251,545	234,783
Accumulated other comprehensive loss	(387)	(9,439)

Total shareholders’ equity	1,239,938	1,156,211

Total liabilities and shareholders’ equity	$8,340,053	$7,344,236

See notes to consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2007, 2006 and 2005

(in thousands, except per share amounts)

	2007	2006	2005
INTEREST INCOME
Interest and fees on loans	$443,939	$372,201	$251,715
Interest and dividends on investment securities
Taxable	34,891	27,370	26,268
Exempt from federal income tax	5,822	3,882	2,645
Dividends	325	285	164
Interest on temporary investments	3,415	2,203	1,484

Total interest income	488,392	405,941	282,276

INTEREST EXPENSE
Interest on deposits	180,840	119,881	59,578
Interest on securities sold under agreements to repurchase and federal funds purchased	2,135	6,829	2,207
Interest on term debt	2,642	2,892	659
Interest on junior subordinated debentures	16,821	14,215	10,550

Total interest expense	202,438	143,817	72,994

Net interest income	285,954	262,124	209,282
Provision for Loan and Lease Losses	41,730	2,552	2,468

Net interest income after provision for loan and lease losses	244,224	259,572	206,814

NON-INTEREST INCOME
Service charges on deposit accounts	32,126	26,975	21,697
Brokerage commissions and fees	10,038	9,649	11,317
Mortgage banking revenue, net	7,791	7,560	6,426
Net (loss) gain on sale of investment securities	(13)	(21)	1,439
Other income	14,883	9,434	6,903

Total non-interest income	64,825	53,597	47,782

NON-INTEREST EXPENSE
Salaries and employee benefits	112,864	98,840	82,467
Net occupancy and equipment	35,785	31,752	24,693
Communications	7,202	6,352	5,841
Marketing	5,554	5,760	4,564
Services	18,564	15,951	13,245
Supplies	3,627	2,994	2,706
Intangible amortization	6,094	3,728	2,430
Merger related expenses	3,318	4,773	262
Other expenses	21,110	11,799	10,848

Total non-interest expense	214,118	181,949	147,056

Income before provision for income taxes	94,931	131,220	107,540
Provision for income taxes	31,663	46,773	37,805

Net income	$ 63,268	$84,447	$69,735

BASIC EARNINGS PER SHARE	$ 1.06	$1.61	$1.57
DILUTED EARNINGS PER SHARE	$ 1.05	$1.59	$1.55

See notes to consolidated financial statements

Umpqua Holdings Corporation

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2007, 2006 and 2005

(in thousands, except shares)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
BALANCE AT JANUARY 1, 2005	44,211,075	$560,611	$128,112	$(1,110)	$687,613
Net income			69,735		69,735
Other comprehensive loss, net of tax:
Unrealized losses on securities arising during the year				(8,799)	(8,799)

Comprehensive income					$60,936

Stock-based compensation		693			693
Stock repurchased and retired	(84,185)	(1,904)			(1,904)
Issuances of common stock under stock plans and related tax benefit	429,379	5,179			5,179
Cash dividends ($0.32 per share)			(14,256)		(14,256)

Balance at December 31, 2005	44,556,269	$564,579	$183,591	$(9,909)	$738,261

BALANCE AT JANUARY 1, 2006	44,556,269	$564,579	$183,591	$(9,909)	$738,261
Net income			84,447		84,447
Other comprehensive income, net of tax:
Unrealized gains on securities arising during the year				470	470

Comprehensive income					$84,917

Stock-based compensation		1,932			1,932
Stock repurchased and retired	(6,142)	(179)			(179)
Issuances of common stock under stock plans and related tax benefit	784,715	10,814			10,814
Stock issued in connection with acquisition	12,745,329	353,721			353,721
Cash dividends ($0.60 per share)			(33,255)		(33,255)

Balance at December 31, 2006	58,080,171	$930,867	$234,783	$(9,439)	$1,156,211

BALANCE AT JANUARY 1, 2007	58,080,171	$930,867	$234,783	$(9,439)	$1,156,211
Adoption of fair value option—junior subordinated debentures			(2,064)		(2,064)
Net income			63,268		63,268
Other comprehensive income, net of tax:
Unrealized gains on securities arising during the year				9,052	9,052

Comprehensive income					$72,320

Stock-based compensation		2,684			2,684
Stock repurchased and retired	(4,061,439)	(96,291)			(96,291)
Issuances of common stock under stock plans and related tax benefit	797,856	9,408			9,408
Stock issued in connection with acquisition	5,163,573	142,112			142,112
Cash dividends ($0.74 per share)			(44,442)		(44,442)

Balance at December 31, 2007	59,980,161	$988,780	$251,545	$(387)	$1,239,938

See notes to consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2007, 2006 and 2005

(in thousands)

	2007	2006	2005
Net income	$63,268	$84,447	$69,735
Unrealized gains (losses) arising during the year on investment securities available for sale	15,074	762	(13,226)
Reclassification adjustment for losses (gains) realized in net income, net of tax (benefit of $5 and $8 in 2007 and 2006 and expense of $576 in 2005, respectively)	8	13	(863)
Income tax (expense) benefit related to unrealized gains/losses on investment securities, available for sale	(6,030)	(305)	5,290

Net unrealized gains (losses) on investment securities available for sale	9,052	470	(8,799)

Comprehensive income	$72,320	$84,917	$60,936

See notes to consolidated financial statements

Umpqua Holdings Corporation

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2007, 2006 and 2005

(in thousands)

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$63,268	$84,447	$69,735
Adjustments to reconcile net income to net cash provided by operating activities:
Restricted equity securities stock dividends	(234)	(285)	(164)
Deferred income tax (benefit) expense	(5,080)	(6,143)	7,575
(Accretion) amortization of investment discounts and premiums, net	(373)	1,101	1,150
Loss (gain) on sale of investment securities available-for-sale	13	21	(1,439)
Provision for loan and lease losses	41,730	2,552	2,468
Depreciation, amortization and accretion	12,765	11,331	12,297
Change in fair value of mortgage servicing rights	756	—	—
Change in fair value of junior subordinated debentures	(4,829)	—	—
Stock-based compensation	2,684	1,932	693
Net decrease (increase) in trading account assets	1,367	(1,132)	976
Origination of loans held for sale	(253,647)	(259,767)	(289,277)
Proceeds from sales of loans held for sale	256,830	254,873	299,868
Increase in mortgage servicing rights	(892)	(1,487)	(3,318)
Tax benefits from the exercise of stock options	—	—	2,425
Excess tax benefits from the exercise of stock options	(289)	(1,173)	—
Net (increase) decrease in other assets	(31,347)	27,476	(10,096)
Net (decrease) increase in other liabilities	(3,084)	4,249	7,298

Net cash provided by operating activities	79,638	117,995	100,191

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(372,223)	(60,651)	(175,546)
Sales and maturities of investment securities available-for-sale	137,497	90,841	166,012
Maturities of investment securities held-to-maturity	2,737	2,764	3,169
Redemption of restricted equity securities	5,603	9,322	119
Net loan and lease originations	(315,860)	(437,549)	(478,694)
Proceeds from sales of loans	23,295	23,444	22,945
Proceeds from disposals of furniture and equipment	5,813	247	89
Purchases of premises and equipment	(9,560)	(13,597)	(12,051)
Sales of real estate owned	17,906	1,192	—
Cash acquired in merger, net of cash consideration paid	78,729	36,950	—

Net cash used by investing activities	(426,063)	(347,037)	(473,957)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit liabilities	286,315	539,172	487,610
Net increase (decrease) in Federal funds purchased	69,500	(55,000)	27,000
Net decrease in securities sold under agreements to repurchase	(11,691)	(10,880)	(1,402)
Term debt borrowings	—	600,000	—
Proceeds from the issuance of junior subordinated debentures	60,000	—	—
Repayment of junior subordinated debentures	(36,084)	—	—
Repayment of term debt	(34,685)	(652,634)	(85,188)
Dividends paid on common stock	(43,461)	(28,131)	(11,557)
Excess tax benefits from the exercise of stock options	289	1,173	—
Proceeds from stock options exercised	8,955	9,415	2,754
Retirement of common stock	(96,291)	(179)	(1,904)

Net cash provided by financing activities	202,847	402,936	417,313

Net (decrease) increase in cash and cash equivalents	(143,578)	173,894	43,547
Cash and cash equivalents, beginning of year	335,648	161,754	118,207

Cash and cash equivalents, end of year	$192,070	$335,648	$161,754

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2007, 2006 and 2005

(in thousands)

	2007	2006	2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$202,979	$137,034	$68,821
Income taxes	$50,495	$46,084	$19,418

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gain or loss on available-for-sale securities, net of taxes	$9,052	$470	$(8,799)
Cash dividend declared and payable after year-end	$11,436	$10,476	$5,352
Transfer of loans to other real estate owned	$24,853	$—	$1,190
Acquisitions:
Assets acquired	$648,877	$1,455,140	$—
Liabilities assumed	$585,494	$1,138,369	$—
Net	$63,383	$316,771	$—

See notes to condensed consolidated financial statements

Umpqua Holdings Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

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

Basis of Financial Statement Presentation—The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with prevailing practices within the banking and securities industries. In preparing such financial statements, management is required to make certain estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses for the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses, the valuation of mortgage servicing rights and the valuation of goodwill and other intangible assets.

Consolidation—The accompanying consolidated financial statements include the accounts of the Company, the Bank and Strand. All significant intercompany balances and transactions have been eliminated in consolidation. As of December 31, 2007, the Company had 14 wholly-owned trusts (“Trusts”) that were formed to issue trust preferred securities and related common securities of the Trusts. The Company has not consolidated the accounts of the Trusts in its consolidated financial statements in accordance with FASB Interpretation 46R, Consolidation of Variable Interest Entities. As a result the junior subordinated debentures issued by the Company to the Trusts, are reflected on the Company’s consolidated balance sheet as junior subordinated debentures.

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

Unrealized losses due to fluctuations in the fair value of securities held to maturity or available for sale are recognized through earnings when it is determined that an other-than-temporary decline in value has occurred. The Company assesses other-than-temporary impairment based on the nature of the decline and whether the Company has the ability and intent to hold the investments until a market price recovery. No other-than-temporary impairment losses were recognized in the years ended December 31, 2007, 2006 or 2005. Additional information on investment securities is included in Note 4.

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

Loans are classified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due, in accordance with the terms of the original loan agreement. The carrying value of impaired loans is based on the present value of expected future cash flows (discounted at each loan’s effective interest rate) or, for collateral dependent loans, at fair value of the collateral. If the measurement of each impaired loans’ value is less than the recorded investment in the loan, an impairment allowance is created by either charging the provision for loan and lease losses or allocating an existing component of the allowance for loan and lease losses. Additional information on loans is included in Note 5.

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

Allowance for loan and lease losses—The Bank performs regular credit reviews of the loan and lease portfolio to determine the credit quality of the portfolio and the adherence to underwriting standards. When loans and leases are originated, they are assigned a risk rating from 1 to 10 that is assessed periodically during the term of the loan through the credit review process. The 10 risk rating categories are a primary factor in determining an appropriate amount for the allowance for loan and lease losses. The Bank has a management ALLL Committee, which is responsible for, among other things, regular review of the ALLL methodology, including loss factors, and ensuring that it is designed and applied in accordance with generally accepted accounting principles. The ALLL Committee reviews loans that have been placed on non-accrual status and approves placing loans on impaired status. The ALLL Committee also approves removing loans that are no longer impaired from impairment and non-accrual status. The Bank’s Audit and Compliance Committee provides board oversight of the ALLL process and reviews and approves the ALLL methodology on a quarterly basis.

Each risk rating is assessed an inherent credit loss factor that determines the amount of the allowance for loan and lease losses provided for that group of loans with similar risk rating. Credit loss factors may vary by region based on management’s belief that there may ultimately be different credit loss rates experienced in each region.

Umpqua Holdings Corporation and Subsidiaries

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

As adjustments become necessary, they are reported in earnings in the periods in which they become known as a change in the provision for loan and lease losses and a corresponding charge to the allowance. Loans, or portions thereof, deemed uncollectible are charged to the allowance. Provisions for losses, and recoveries on loans previously charged off, are added to the allowance.

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

Management believes that the ALLL was adequate as of December 31, 2007. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. At December 31, 2007, approximately 79% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses.

Additional information on the allowance for loan and lease losses is included in Note 5.

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

Restricted Equity Securities—Restricted equity securities were $15.3 million at December 31, 2007 and 2006. Federal Home Loan Bank stock amounted to $14.3 million and $14.2 million of the total restricted securities as of December 31, 2007 and 2006, respectively. Federal Home Loan Bank stock represents the Bank’s investment in the Federal Home Loan Banks of Seattle and San Francisco (“FHLB”) stock and is carried at par value, which reasonably approximates its fair value. As a member of the

FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2007, the Bank’s minimum required investment in FHLB stock was $7.0 million. The Bank may request redemption at par value of any stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB.

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

Additional information regarding premises and equipment is provided in Note 6.

Goodwill and Other Intangibles—Intangible assets are comprised of goodwill and other intangibles acquired in business combinations. Goodwill and intangible assets with indefinite useful lives are not amortized. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and also reviewed for impairment.

Amortization of intangible assets is included in other non-interest expense in the consolidated statements of income. Goodwill is tested for impairment on a quarterly basis and more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. Additional information on goodwill and intangible assets is included in Note 8.

Mortgage Servicing Rights—Retained mortgage servicing rights (“MSR”) are measured at quoted market prices. Subsequent measurements are determined using a discounted cash flow model. The expected life of the loan can vary from management’s estimates due to prepayments by borrowers, especially when interest rates fall. Prepayments in excess of management’s estimates would negatively impact the recorded value of MSR. The value of the MSR is also dependent upon the discount rate used in the model. Management reviews this rate on an ongoing basis based on current market rates. A significant increase in the discount rate would reduce the value of MSR.

Upon adoption of Statement of Financial Accounting Standards (“SFAS”) No. 156, Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 156”) on January 1, 2007, the Company has elected to measure its residential mortgage servicing assets at fair value. Upon the change from the lower of cost or fair value accounting method to fair value accounting under SFAS No. 156, the calculation of amortization and the assessment of impairment were discontinued. Additional information is included in Note 7.

Prior to the adoption of SFAS No. 156, MSR were capitalized at their allocated carrying value and amortized in proportion to, and over the period of, estimated future net servicing income in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The carrying value of MSR was evaluated for possible impairment on a quarterly basis in accordance with SFAS No. 140. If an impairment condition existed for a particular valuation tranche, a valuation allowance was established for the excess of amortized cost over the estimated fair value through a charge to mortgage servicing fee revenue. If, in subsequent periods, the estimated fair value was determined to be in excess of the amortized cost net of the related valuation allowance, the valuation allowance was reduced through a credit to mortgage servicing revenue.

SBA/USDA Loans Sales and Servicing—The Bank, on a regular basis, sells or transfers loans, including the guaranteed portion of Small Business Administration (“SBA”) and Department of Agriculture (“USDA”) loans (with servicing retained) for cash proceeds equal to the principal amount of loans, as adjusted to yield interest to the investor based upon the current market

Umpqua Holdings Corporation and Subsidiaries

rates. The Bank records an asset representing the right to service loans for others when it sells a loan and retains the servicing rights. The carrying value of loans is allocated between the loan and the servicing rights, based on their relative fair values. The fair value of servicing rights is estimated by discounting estimated future cash flows from servicing using discount rates that approximate current market rates and using estimated prepayment rates. The servicing rights are carried at the lower of cost or market and are amortized in proportion to, and over the period of, the estimated net servicing income, assuming prepayments.

For purposes of evaluating and measuring impairment, servicing rights are based on a discounted cash flow methodology, current prepayment speeds and market discount rates. Any impairment is measured as the amount by which the carrying value of servicing rights for a stratum exceeds its fair value. The carrying value of SBA/USDA servicing rights at December 31, 2007 and 2006 were $1.0 million and $1.2 million, respectively. No impairment charges were recorded for the years ended December 31, 2007, 2006 or 2005 related to SBA/USDA servicing assets.

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

Derivative Loan Commitments—The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. The commitments to originate mortgage loans held for sale and the related forward delivery contracts are considered derivatives. In the fourth quarter of 2007, the Bank began using derivative instruments to hedge the risk of changes in the fair value of MSR due to changes in interest rates. The Company accounts for its derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Statement requires recognition of all derivatives as either assets or liabilities in the balance sheet and requires measurement of those instruments at fair value through adjustments to accumulated other comprehensive income and/or current earnings, as appropriate. None of the Company’s derivatives qualify for hedge accounting and the Company reports changes in fair values of its derivatives in current period net income.

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

Share-Based Payment—The Company has two active stock-based compensation plans that provide for the granting of stock options and restricted stock awards to eligible employees and directors. Effective January 1, 2006, we adopted the provisions of SFAS No. 123R, Share Based Payment, a revision to the previously issued guidance on accounting for stock options and other forms of equity-based compensation. SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). Prior to January 1, 2006, we accounted for share-based compensation to employees under the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Under the intrinsic value method, compensation expense is recognized only to the extent an option’s exercise price is less than the market value of the underlying stock on the date of grant. We also followed the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. We adopted SFAS No. 123R under the modified prospective method which means that the unvested portion of previously granted awards and any awards that are granted or modified after the date of adoption will be measured and accounted for under the provisions of SFAS No. 123R. Accordingly, financial statement amounts for prior periods presented have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options. The Company will continue to use straight-line recognition of expenses for awards with graded vesting.

The compensation cost related to stock options, including costs related to unvested options assumed in connection with acquisitions, that has been charged against income (included in salaries and employee benefits) was $1.3 million, $1.4 million and $59,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement related to stock options was $540,000, $551,000 and $24,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Under APB No. 25, for all options originally granted by the Company, no compensation cost was recognized related to stock options in the years ended December 31, 2005. Compensation cost, net of tax, of $35,000, was recognized as salaries and benefits expense for the year ended December 31, 2005 for certain unvested options that were assumed in connection with prior acquisitions that continued to vest after acquisition. The following table presents the effect on net income and earnings per share if the fair value based method prescribed by SFAS No. 123, using straight-line expense recognition, had been applied to all outstanding and unvested awards in the year ended December 31, 2005:

(in thousands, except per share data)

2005
NET INCOME, AS REPORTED	$69,735
Deduct: Additional stock-based employee compensation determined under the fair value based method for all awards, net of tax effects	(813)

Pro forma net income	$68,922

NET INCOME PER SHARE:
Basic—as reported	$1.57
Basic—pro forma	$1.55
Diluted—as reported	$1.55
Diluted—pro forma	$1.53

Umpqua Holdings Corporation and Subsidiaries

The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model using assumptions noted in the following table. Expected volatility is based on the historical volatility of the price of the Company’s stock. The Company uses historical data to estimate option exercise and stock option forfeiture rates within the valuation model. The expected term of options granted is derived from the vesting period and contractual term using an allowed “short-cut method” and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following weighted-average assumptions were used to determine the fair value of option grants as of the grant date to determine compensation cost under SFAS No. 123R and SFAS No. 123 for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Dividend yield	3.29%	2.68%	1.67%
Expected life (years)	6.2	6.4	7.5
Expected volatility	34%	35%	38%
Risk-free rate	4.46%	4.30%	4.21%
Weighted average grant date fair value of options granted	$7.49	$9.18	$9.50

The Company’s stock compensation plan provides for granting of restricted stock awards. The restricted stock awards generally vest ratably over 5 years and are recognized as expense over that same period of time.

Additional information on share-based payments is provided in Note 18.

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

Recently Issued Accounting Pronouncements—In December 2007, FASB issued SFAS No. 141 (revised), Business Combinations. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We are currently evaluating the impact of the adoption of SFAS No.141R.

In November 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). SAB 109 provides guidance on the accounting for written loan commitments recorded at fair value under GAAP. Specifically, the SAB revises the Staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB 109, which supersedes SAB 105, Application of Accounting Principles to Loan Commitments, requires the expected net future cash flows related to the associated servicing of the loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 is effective on January 1, 2008 for the Company. Adoption of SAB 109 is not expected to have a material impact on the Company’s financial statements.

Reclassifications—Certain amounts reported in prior years’ and quarters’ financial statements have been reclassified to conform to the current presentation. The results of the reclassifications are not considered material and have no effect on previously reported net income and earnings per share.

NOTE 2.    BUSINESS COMBINATIONS

On April 26, 2007, the Company acquired all of the outstanding common stock of North Bay Bancorp (“North Bay”) and its principal operating subsidiary, The Vintage Bank, along with its Solano Bank division. The results of North Bay’s operations have been included in the consolidated financial statements since that date. This acquisition added North Bay’s network of 10 Northern California branches, including locations in the Napa area and in the communities of St. Helena, American Canyon, Vacaville, Benicia, Vallejo and Fairfield, to the Company’s network of Northern California, Oregon and Washington locations. This merger was consistent with the Company’s community banking expansion strategy and provided further opportunity to enter growth markets in Northern California.

The aggregate purchase price was $143.2 million and included 5.2 million common shares valued at $135.2 million, options to purchase 542,000 shares of common stock valued at $6.9 million and $1.1 million of direct merger costs. North Bay shareholders received 1.228 shares of the Company’s common stock for each share of North Bay common stock (“exchange ratio of 1.228:1”). The value of the common shares issued was $26.18 per share based on the average closing market price of the Company’s common stock for the fifteen trading days before the last five trading days before the merger. Outstanding North Bay stock options were converted (using the exchange ratio of 1.228:1) at a weighted average fair value of $12.78 per option.

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

The intangible assets represent the value ascribed to the long-term deposit relationships and merchant services portfolio income stream acquired. These intangible assets are being amortized on an accelerated basis over a weighted average estimated useful life of ten to fifteen years. The intangible assets are estimated not to have a significant residual value. Goodwill represents the excess of the total purchase price paid for North Bay over the fair values of the assets acquired, net of the fair values of liabilities assumed. Goodwill has been assigned to the Company’s Community Banking segment. Goodwill is not amortized, but is evaluated for possible impairment on a quarterly basis and more frequently if events and circumstances indicate that the asset might be impaired. No impairment losses were recognized in connection with intangible or goodwill assets during the period from acquisition to December 31, 2007. At December 31, 2007, goodwill recorded in connection with the North Bay acquisition was $77.0 million. The $1.8 million decrease from April 26, 2007 is primarily due to the recognition of a tax benefit upon exercise of fully vested acquired options.

Umpqua Holdings Corporation and Subsidiaries

On June 2, 2006, the Company acquired all of the outstanding common stock of Western Sierra Bancorp (“Western Sierra”) of Cameron Park, California, and its principal operating subsidiaries, Western Sierra Bank, Central California Bank, Lake Community Bank and Auburn Community Bank. The results of Western Sierra’s operations have been included in the consolidated financial statements since that date. This acquisition added Western Sierra’s complete network of 31 Northern California branches, including locations in the Sacramento, Auburn, Lakeport and Sonora areas, to the Company’s network of California, Oregon and Washington locations. This merger was consistent with the Company’s community banking expansion strategy and provided further opportunity to enter growth markets in Northern California.

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

The core deposit intangible asset represents the value ascribed to the long-term deposit relationships acquired. This intangible asset is being amortized on a straight-line basis over a weighted average estimated useful life of ten years. The core deposit intangible asset is estimated not to have a significant residual value. Goodwill represents the excess of the total purchase price paid for Western Sierra over the fair values of the assets acquired, net of the fair values of liabilities assumed. Goodwill has been assigned to our Community Banking segment. Goodwill is not amortized, but is evaluated for possible impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. No impairment losses were recognized in connection with core deposit intangible or goodwill assets during the period from acquisition to December 31, 2007. At December 31, 2007, goodwill recorded in connection with the Western Sierra acquisition was $247.1 million.

The following tables present unaudited pro forma results of operations for the year ended December 31, 2007, 2006 and 2005 as if the acquisitions of North Bay and Western Sierra had occurred on January 1, 2005. Any cost savings realized as a result of the mergers are not reflected in the pro forma consolidated condensed statements of income. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisitions actually occurred on January 1, 2005:

Pro Forma Financial Information—Unaudited

(in thousands, except per share data)

	Year Ended December 31, 2007
	Umpqua	North Bay(a)	Western Sierra	Pro Forma Adjustments		Pro Forma Combined
Net interest income	$285,954	$8,732	$—	$454	(b)	$295,140
Provision for loan and lease losses	41,730	—	—	—		41,730
Non-interest income	64,825	1,434	—	—		66,259
Non-interest expense	214,118	6,985	—	(3,537)	(c)	217,566

Income before income taxes	94,931	3,181	—	3,991		102,103
Provision for income taxes	31,663	1,054	—	1,596	(d)	34,313

Net income	$ 63,268	$2,127	$—	$2,395		$67,790

Earnings per share:
Basic	$ 1.06					$1.10
Diluted	$ 1.05					$1.09

Average shares outstanding:
Basic	59,828	1,325	—	302	(e)	61,455
Diluted	60,428	1,376	—	314	(e)	62,118

(a)	North Bay amounts represent results from January 1, 2007 to acquisition date of April 26, 2007.
(b)	Consists of additional net accretion of fair value adjustments related to the North Bay and Western Sierra acquisitions.
(c)	Consists of merger related expenses of $3.3 million at Umpqua, adjusted for amortization of intangible assets and premises purchase accounting adjustment related to the North Bay and Western Sierra acquisitions.
(d)	Income tax effect of pro forma adjustments at 40%.
(e)	Additional shares issued at an exchange ratio of 1.228:1 for North Bay and 1.610:1 for Western Sierra shares.

Umpqua Holdings Corporation and Subsidiaries

(in thousands, except per share data)

	Year Ended December 31, 2006
	Umpqua	North Bay	Western Sierra(a)	Pro Forma Adjustments		Pro Forma Combined
Net interest income	$262,124	$29,094	$25,834	$(474)	(b)	$316,578
Provision for loan and lease losses	2,552	200	350	—		3,102
Non-interest income	53,597	4,547	5,040	—		63,184
Non-interest expense	181,949	22,461	18,168	(1,959)	(c)	220,619

Income before income taxes	131,220	10,980	12,356	1,485		156,041
Provision for income taxes	46,773	3,854	4,898	594	(d)	56,119

Net income	$ 84,447	$7,126	$7,458	$891		$99,922

Earnings per share:
Basic	$1.61					$1.59
Diluted	$1.59					$1.57

Average shares outstanding:
Basic	52,311	4,131	3,292	2,950	(e)	62,684
Diluted	53,050	4,290	3,378	3,039	(e)	63,757

(a)	Western Sierra amounts represent results from January 1, 2006 to acquisition date of June 2, 2006.
(b)	Consists of additional net accretion of fair value adjustments related to the North Bay and Western Sierra acquisitions.
(c)	Consists of merger related expenses of $4.8 million at Umpqua, adjusted for amortization of intangible assets and premises purchase accounting adjustment related to the North Bay and Western Sierra acquisitions.
(d)	Income tax effect of pro forma adjustments at 40%.
(e)	Additional shares issued at an exchange ratio of 1.228:1 for North Bay and 1.610:1 for Western Sierra shares.

(in thousands, except per share data)

	Year Ended December 31, 2005
	Umpqua	North Bay	Western Sierra	Pro Forma Adjustments		Pro Forma Combined
Net interest income	$209,282	$28,660	$59,428	$5,398	(a)	$302,768
Provision for loan and lease losses	2,468	815	2,050	—		5,333
Non-interest income	47,782	4,064	13,198	—		65,044
Non-interest expense	147,056	21,171	42,758	5,232	(b)	216,217

Income before income taxes	107,540	10,738	27,818	166		146,262
Provision for income taxes	37,805	4,105	10,072	66	(c)	52,048

Net income	$ 69,735	$6,633	$17,746	$100		$94,214

Earnings per share:
Basic	$ 1.57					$1.52
Diluted	$ 1.55					$1.49

Average shares outstanding:
Basic	44,438	4,074	7,707	5,630	(d)	61,849
Diluted	45,011	4,254	7,951	5,820	(d)	63,036

(a)	Consists of net accretion of fair value adjustments related to the North Bay and Western Sierra acquisitions.
(b)	Consists of amortization of intangible assets and premises purchase accounting adjustment related to the North Bay and Western Sierra acquisitions.
(c)	Income tax effect of pro forma adjustments at 40%.
(d)	Additional shares issued at an exchange ratio of 1.228:1 for North Bay and 1.610:1 for Western Sierra shares.

The following table summarizes activity in the Company’s accrued restructuring charges related to the North Bay and Western Sierra acquisitions which are recorded in other liabilities:

Accrued Restructuring Charges

(in thousands)

	2007
	Western Sierra	North Bay	Total
Beginning balance	$ 4,369	$—	$4,369
Additions:
Severance, retention and other compensation	242	2,819	3,061
Premises	568	—	568
Utilization:
Cash payments	(2,969)	(1,805)	(4,774)

Ending Balance	$ 2,210	$1,014	$3,224

These accrued restructuring charges will be utilized by May 2012.

The Company incurs significant expenses related to mergers that cannot be capitalized. Generally, these expenses begin to be recognized while due diligence is being conducted and continue until such time as all systems have been converted and operational functions become fully integrated. Merger-related expenses are included as a line item on the consolidated statements of income.

The following table presents the key components of merger-related expense for years ended December 31, 2007, 2006 and 2005. Substantially all of the merger-related expenses incurred during 2007 were in connection with the North Bay acquisition and substantially all of the merger-related expenses incurred during 2006 were in connection with the Western Sierra acquisition.

Merger-Related Expense

(in thousands)

	2007	2006	2005
Professional fees	$ 982	$1,082	$211
Compensation and relocation	1,077	778	—
Communications	478	854	—
Premises and equipment	188	375	(65)
Other	593	1,684	116

Total	$3,318	$4,773	$262

No additional merger-related expenses are expected in connection with the North Bay acquisition or any other acquisition prior to North Bay.

NOTE 3.    CASH AND DUE FROM BANKS

The Bank is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The amount of required reserve balance at December 31, 2007 and 2006 was approximately $43.4 million and $37.8 million, respectively, and was met by holding cash and maintaining an average balance with the Federal Reserve Bank.

Umpqua Holdings Corporation and Subsidiaries

NOTE 4.    INVESTMENT SECURITIES

The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at December 31, 2007 and 2006:

December 31, 2007

(in thousands)

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AVAILABLE-FOR-SALE:
U.S. Treasury and agencies	$158,819	$35	$(422)	$158,432
Mortgage-backed securities and collateralized mortgage obligations	670,115	6,406	(4,177)	672,344
Obligations of states and political subdivisions	169,444	1,165	(615)	169,994
Other debt securities	1,026	—	(59)	967
Investments in mutual funds and other equity securities	51,996	15	(2,992)	49,019

	$1,051,400	$7,621	$(8,265)	$1,050,756

HELD-TO-MATURITY:
Obligations of states and political subdivisions	$5,403	$20	$—	$5,423
Mortgage-backed securities and collateralized mortgage obligations	227	1	—	228
Other investment securities	375	—	—	375

	$ 6,005	$21	$—	$6,026

December 31, 2006

(in thousands)

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AVAILABLE-FOR-SALE:
U.S. Treasury and agencies	$197,510	$32	$(4,408)	$193,134
Mortgage-backed securities and collateralized mortgage obligations	371,892	408	(9,418)	362,882
Obligations of states and political subdivisions	110,239	649	(669)	110,219
Other debt securities	1,040	—	(67)	973
Investments in mutual funds and other equity securities	50,237	—	(2,258)	47,979

	$730,918	$1,089	$(16,820)	$715,187

HELD-TO-MATURITY:
Obligations of states and political subdivisions	$8,015	$56	$—	$8,071
Mortgage-backed securities and collateralized mortgage obligations	372	1	(2)	371
Other investment securities	375	—	—	375

	$ 8,762	$57	$(2)	$8,817

Investment securities available-for-sale that were in an unrealized loss position as of December 31, 2007 and 2006 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to interest rate differentials:

December 31, 2007

(in thousands)

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and agencies	$ 5,156	$17	$124,104	$405	$129,260	$422
Mortgage-backed securities and collateralized mortgage obligations	110,516	1,066	155,880	3,111	266,396	4,177
Obligations of states and political subdivisions	40,260	373	24,337	242	64,597	615
Other debt securities	—	—	967	59	967	59
Investments in mutual funds and other equity securities	—	—	47,045	2,992	47,045	2,992

Total temporarily impaired securities	$155,932	$1,456	$352,333	$6,809	$508,265	$8,265

December 31, 2006

(in thousands)

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and agencies	$ 2,358	$12	$178,689	$4,396	$181,047	$4,408
Mortgage-backed securities and collateralized mortgage obligations	45,527	405	287,341	9,013	332,868	9,418
Obligations of states and political subdivisions	31,654	172	28,592	497	60,246	669
Other debt securities	973	67	—	—	973	67
Investments in mutual funds and other equity securities	—	—	47,979	2,258	47,979	2,258

Total temporarily impaired securities	$80,512	$656	$542,601	$16,164	$623,113	$16,820

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

Umpqua Holdings Corporation and Subsidiaries

The unrealized losses on obligations of political subdivisions were caused by interest rate increases subsequent to the purchase of the securities. Management monitors published credit ratings of these securities and no adverse ratings changes have occurred since the date of purchase on obligations of political subdivisions in an unrealized loss position as of December 31, 2007. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Bank has the ability and intent to hold these investments until a market price recovery or to maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

Other investment securities consist primarily of investments in two mutual funds comprised largely of mortgage-related securities, although the funds may also invest in U.S. government or agency securities, bank certificates of deposit insured by the FDIC or repurchase agreements. The unrealized loss on other investment securities at December 31, 2007 is attributed to changes in interest rates and not credit quality. Since the Bank has the ability and intent to hold these investments until a market price recovery, the unrealized losses on these investments are not considered other-than-temporarily impaired.

The following table presents the maturities of investment securities at December 31, 2007:

(in thousands)

	Available-For-Sale		Held-To-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AMOUNTS MATURING IN:
Three months or less	$2,177	$2,178	$470	$470
Over three months through twelve months	86,448	86,228	1,571	1,579
After one year through five years	448,144	448,249	2,856	2,868
After five years through ten years	370,218	371,030	733	734
After ten years	92,417	94,052	—	—
Other investment securities	51,996	49,019	375	375

	$1,051,400	$1,050,756	$6,005	$6,026

The amortized cost and fair value of collateralized mortgage obligations and mortgage-backed securities are presented by expected average life, rather than contractual maturity, in the preceding table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay underlying loans without prepayment penalties.

The following table presents the gross realized gains and gross realized losses on the sale of securities available-for-sale for the years ended December 31, 2007, 2006 and 2005:

(in thousands)

	2007		2006		2005
	Gains	Losses	Gains	Losses	Gains	Losses
U.S. Treasury and agencies	$44	$78	$—	$—	$5	$—
Mortgage-backed securities and collateralized mortgage obligations	13	—	—	—	—	—
Obligations of states and political subdivisions	16	8	16	37	1,654	220
Other debt securities	—	—	—	—	—	—
Investments in mutual funds and other equity securities	—	—	—	—	—	—

	$73	$86	$16	$37	$1,659	$220

The following table presents, as of December 31, 2007, investment securities which were pledged to secure borrowings and public deposits as permitted or required by law:

(in thousands)

	Amortized Cost	Fair Value
SECURITIES PLEDGED:
To Federal Home Loan Bank to secure borrowings	$113,803	$114,080
To state and local governments to secure public deposits	503,609	505,024
To U.S. Treasury and Federal Reserve to secure customer tax payments	7,675	7,699
Other securities pledged	205,877	205,079

Total pledged securities	$830,964	$831,882

The carrying value of investment securities pledged as of December 31, 2006 was $622.1 million.

NOTE 5.    LOANS, LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents the major types of loans recorded in the balance sheets as of December 31, 2007 and 2006:

(in thousands)

	2007	2006
Real estate—construction and land development	$1,202,173	$1,189,090
Real estate—commercial and agricultural	3,012,743	2,649,468
Real estate—single and multi-family residential	582,771	523,715
Commercial, industrial and agricultural	1,169,939	924,917
Leases	40,207	22,870
Installment and other	59,091	63,262

	6,066,924	5,373,322
Deferred loan fees, net	(11,289)	(11,460)

Total loans and leases	$6,055,635	$5,361,862

The following table summarizes activity related to the allowance for loan and lease losses for the years ended December 31, 2007, 2006 and 2005:

(In thousands)

	2007	2006	2005
Balance, beginning of year	$ 60,090	$43,885	$44,229
Provision for loan and lease losses	41,730	2,552	2,468
Charge-offs	(24,730)	(4,205)	(7,752)
Recoveries	2,736	3,631	4,940
Acquisitions	5,078	14,227	—

Balance, end of year	$ 84,904	$60,090	$43,885

At December 31, 2007, the recorded investment in loans classified as impaired in accordance with SFAS No. 114, Accounting for Impaired Loans, totaled $81.3 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $9.9 million. At December 31, 2006, the total recorded investment in impaired loans was $16.7 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $223,000. The average recorded investment in impaired loans was approximately $45.7 million, $16.4 million and $20.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. There were no impaired loans accruing interest at December 31, 2007. For

Umpqua Holdings Corporation and Subsidiaries

the years ended December 31, 2006 and 2005, interest income of $1.2 million, and $765,000, respectively, was recognized in connection with impaired loans.

Non-accrual loans totaled $81.3 million at December 31, 2007, and $8.6 million at December 31, 2006. If non-accrual loans had performed according to their original terms, additional interest income of approximately $4.7 million, $448,000, and $448,000 would have been recognized in 2007, 2006, and 2005, respectively.

As of December 31, 2007, loans totaling $2.3 billion were pledged to secure borrowings.

NOTE 6.    PREMISES AND EQUIPMENT

The following table presents the major components of premises and equipment at December 31, 2007 and 2006:

(In thousands)

	2007	2006
Land	$ 14,175	$12,389
Buildings and improvements	87,945	79,774
Furniture, fixtures and equipment	72,795	67,578
Construction in progress	3,694	3,650

Total premises and equipment	178,609	163,391
Less: Accumulated depreciation and amortization	(72,342)	(61,561)

Premises and equipment, net	$106,267	$101,830

Depreciation expense totaled $10.9 million, $9.5 million and $8.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Umpqua’s subsidiaries have entered into a number of non-cancelable lease agreements with respect to premises and equipment. See Note 17 for more information regarding rental expense, net of rent income, and minimum annual rental commitments under non-cancelable lease agreements.

NOTE 7.    MORTGAGE SERVICING RIGHTS

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

(in thousands)

	2007	2006	2005
Balance, beginning of year(1)	$ 9,952	$10,890	$11,154
Additions for new mortgage servicing rights capitalized	892	1,487	3,318
Changes in fair value:
Due to changes in model inputs or assumptions(2)	595	—	—
Other(3)	(1,351)	—	—
Amortization of servicing rights	—	(1,198)	(2,000)
Impairment charge	—	(1,227)	(1,582)

Balance, end of year	$ 10,088	$9,952	$10,890

Balance of loans serviced for others	$870,680	$955,444	$1,016,092
MSR as a percentage of serviced loans	1.16%	1.04%	1.07%

(1)	Represents fair value as of December 31, 2006 and amortized cost as of December 31, 2005 and 2004.
The fair value as of December 31, 2005 and 2004 was $10.9 million and $11.5 million, respectively.

(2)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(3)	Represents changes due to collection/realization of expected cash flows over time.

The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in mortgage banking revenue on the consolidated statements of income, were $2.4 million, $2.6 million and $2.1 million, respectively, for the years ended December 31, 2007, 2006 and 2005.

Retained mortgage servicing rights are measured at fair values as of the date of sale. We use quoted market prices when available. Subsequent fair value measurements are determined using a discounted cash flow model. In order to determine the fair value of the MSR, the present value of expected future cash flows is estimated. Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income. This model is periodically validated by an independent external model validation group. The model assumptions and the MSR fair value estimates are also compared to observable trades of similar portfolios as well as to MSR broker valuations and industry surveys. Key assumptions used in measuring the fair value of MSR as of December 31, 2007 were as follows:

Constant prepayment rate	11.38%
Discount rate	8.82%
Weighted average life (years)	6.0

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

In the fourth quarter of 2007, we began using derivative instruments to hedge the risk of changes in the fair value of MSR due to changes in interest rates. During 2007, we recognized a loss of $334,000 related to MSR hedging activities, which was recorded in mortgage banking revenue on the consolidated statements of income.

Umpqua Holdings Corporation and Subsidiaries

NOTE 8.    GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in the Company’s goodwill and other intangible assets for the years ended December 31, 2007 and 2006. Goodwill is reflected by operating segment; all other intangible assets are related to the Community Banking segment.

(in thousands)

	Goodwill			Other Intangible Assets
	Community Banking	Retail Brokerage	Total	Gross	Accumulated Amortization	Net
Balance, December 31, 2005	$395,147	$3,697	$398,844	$14,411	$(4,752)	$9,659
Additions	247,094	—	247,094	27,624	—	27,624
Amortization	—	—	—	—	(3,728)	(3,728)

Balance, December 31, 2006	642,241	3,697	645,938	42,035	(8,480)	33,555
Additions	77,329	—	77,329	14,178	—	14,178
Amortization	—	—	—	—	(6,094)	(6,094)

Balance, December 31, 2007	$719,570	$3,697	$723,267	$56,213	$(14,574)	$41,639

Goodwill additions of $78.8 million and $247.8 million in 2007 and 2006 were related primarily to the North Bay and Western Sierra acquisitions, respectively, and represented the excess of the total purchase price paid over the fair values of the assets acquired, net of the fair values of liabilities assumed. Additional information on the acquisitions and purchase price allocation is provided in Note 2. Other significant changes to goodwill included decreases of $2.6 million and $1.7 million in 2007 and 2006, respectively, due to the recognition of a tax benefit upon exercise of fully vested acquired options.

The additions to other intangible assets in 2007 represent the value ascribed to the long-term deposit relationships and merchant services portfolio income stream acquired in the North Bay acquisition. The additions to other intangible assets in 2006 represent the value ascribed to the long-term deposit relationships acquired in the Western Sierra acquisition. Additional information on intangible assets related to these acquisitions is provided in Note 2.

The table below presents the forecasted amortization expense for 2008 through 2012 for intangible assets acquired in all mergers:

(in thousands)

Year	Expected Amortization
2008	$5,857
2009	$5,361
2010	$5,087
2011	$4,784
2012	$4,686

NOTE 9.    OTHER ASSETS

Other assets consisted of the following at December 31, 2007 and 2006:

(in thousands)

	2007	2006
Cash surrender value of life insurance policies	$80,593	$67,738
Accrued interest receivable	35,010	32,435
Deferred tax assets, net	30,370	23,564
Income taxes receivable	15,189	2,918
Other real estate owned	6,943	—
Investment in unconsolidated Trusts	6,965	7,806
Equity method investments—Homestead	4,689	5,157
Equity method investments—WNC Fund	3,912	4,168
Other	24,402	12,294

Total	$208,073	$156,080

The Company invests in Homestead Capital and WNC Fund, limited partnerships that operate qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. The Company accounts for the investments under the equity method. The Company’s remaining capital commitments to these partnerships at December 31, 2007 and 2006 were approximately $3.6 million and $5.0 million, respectively. Such amounts are included in other liabilities on the consolidated balance sheets. See Note 15 for information on the Company’s investment in Trusts.

NOTE 10.    INCOME TAXES

The following table presents the components of income tax expense attributable to continuing operations included in the consolidated statements of income for the years ended December 31:

(in thousands)

	Current	Deferred	Total
YEAR ENDED DECEMBER 31, 2007:
Federal	$29,946	$(3,793)	$26,153
State	6,797	(1,287)	5,510

	$36,743	$(5,080)	$31,663

YEAR ENDED DECEMBER 31, 2006:
Federal	$45,949	$(4,958)	$40,991
State	6,967	(1,185)	5,782

	$52,916	$(6,143)	$46,773

YEAR ENDED DECEMBER 31, 2005:
Federal	$26,066	$6,220	$32,286
State	4,164	1,355	5,519

	$30,230	$7,575	$37,805

Umpqua Holdings Corporation and Subsidiaries

The following table presents a reconciliation of income taxes computed at the Federal statutory rate to the actual effective rate attributable to continuing operations for the years ended December 31:

	2007	2006	2005
Statutory Federal income tax rate	35.0%	35.0%	35.0%
Tax-exempt income	–3.1%	–1.4%	–1.1%
State tax, net of Federal income tax benefit	3.8%	2.9%	2.6%
Tax credits	–2.3%	–1.2%	–1.2%
Other	0.0%	0.3%	–0.1%

Effective income tax rate	33.4%	35.6%	35.2%

The following table reflects the effects of temporary differences that give rise to the components of the net deferred tax asset (recorded in other assets on the consolidated balance sheets) as of December 31:

(in thousands)

	2007	2006
DEFERRED TAX ASSETS:
Allowance for loan and lease losses	$34,482	$23,958
Accrued severance and deferred compensation	12,162	9,995
Purchased tax credits	9,772	5,107
Discount on trust preferred securities	3,510	3,903
Loans	1,821	2,671
Unrealized loss on investment securities	258	6,292
Other	9,357	7,028

Total gross deferred tax assets	71,362	58,954

DEFERRED TAX LIABILITIES:
Intangibles	17,604	13,734
Deferred loan fees	6,319	4,483
Premises and equipment depreciation	4,084	5,961
Leased assets	3,111	2,856
FHLB stock dividends	2,527	2,386
Mortgage servicing rights	2,355	2,578
Other	4,992	3,392

Total gross deferred tax liabilities	40,992	35,390

Net deferred tax assets	$30,370	$23,564

The Company has determined that it is not required to establish a valuation allowance for the deferred tax assets as management believes it is more likely than not that the deferred tax assets of $71.4 million and $59.0 million at December 31, 2007 and 2006, respectively, will be realized principally through carry-back to taxable income in prior years and future reversals of existing taxable temporary differences. Management further believes that future taxable income will be sufficient to realize the benefits of temporary deductible differences that cannot be realized through carry-back to prior years or through the reversal of future temporary taxable differences.

The purchased tax credits totaling $9.8 million and $5.1 million at December 31, 2007 and 2006, respectively, comprised primarily of State of Oregon Business Energy Tax Credits (“BETC”), will be utilized to offset future state income taxes. The Company made its first BETC purchase in 2004, and has made subsequent BETC purchases in each year thereafter. Most of the tax credits benefit a five-year period, with an eight-year carry-forward allowed. Management believes, based upon the Company’s historical performance, that the deferred tax assets will be realized in the normal course of operations, and, accordingly, management has not reduced deferred tax assets by a valuation allowance.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as the Oregon and California state jurisdictions. Except for the California amended returns of Western Sierra Bancorp and Subsidiaries for the tax years 2001 through 2002, and only as it relates to the net interest deduction taken on these amended returns, the company is no longer subject to U.S. or Oregon state examinations by tax authorities for years before 2004 and California state examinations for years before 2003. The Internal Revenue Service concluded an examination of the Company’s U.S. income tax returns for 2003 and 2004 in the second quarter of 2006. The results of the examination had no significant impact on the financial statements.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized tax benefits. Accrued interest related to unrecognized tax benefits is recognized in tax expense.

NOTE 11.    INTEREST-BEARING DEPOSITS

The following table presents the major types of interest-bearing deposits at December 31, 2007 and 2006:

(in thousands)

	2007	2006
Negotiable order of withdrawal (NOW)	$ 820,122	$725,127
Savings and money market	2,538,252	2,133,497
Time, $100,000 and over	1,138,538	898,617
Other time less than $100,000	819,542	860,946

Total interest-bearing deposits	$5,316,454	$4,618,187

The following table presents interest expense for each deposit type for the years ended December 31, 2007, 2006 and 2005:

(in thousands)

	2007	2006	2005
NOW	$ 13,286	$11,085	$5,881
Savings and money market	79,784	51,169	24,462
Time, $100,000 and over	48,816	30,972	16,139
Other time less than $100,000	38,954	26,655	13,096

Total interest on deposits	$180,840	$119,881	$59,578

The following table presents time deposits by their maturity or next repricing date as of December 31, 2007:

(in thousands)

Three months or less	$715,082
Over three months through twelve months	1,086,963
Over one year through three years	122,763
Over three years	33,272

Total time deposits	$1,958,080

NOTE 12.    SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The following table presents information regarding securities sold under agreements to repurchase at December 31, 2007 and 2006:

(in thousands)

	Repurchase Amount	Weighted Average Interest Rate	Carrying Value of Underlying Assets	Market Value of Underlying Assets
December 31, 2007	$36,294	2.29%	$37,085	$37,085
December 31, 2006	$47,985	3.13%	$49,027	$49,027

Umpqua Holdings Corporation and Subsidiaries

The securities underlying agreements to repurchase entered into by the Bank are for the same securities originally sold, with a one-day maturity. In all cases, the Bank maintains control over the securities. Securities sold under agreements to repurchase averaged approximately $49.1 million, $63.5 million and $59.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. The maximum amount outstanding at any month end for the year ended December 31, 2007, 2006 and 2005 was $59.6 million, $65.5 million and $65.8 million, respectively. Investment securities are pledged as collateral in an amount equal to or greater than the repurchase agreements.

NOTE 13.    FEDERAL FUNDS PURCHASED

At December 31, 2007, the outstanding balance of federal funds purchased was $69.5 million. This compared to no outstanding balance of federal funds purchased at December 31, 2006. The Bank had available lines of credit with the FHLB totaling $1.6 billion at December 31, 2007. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $240.0 million and $290.0 million at December 31, 2007 and 2006, respectively. At December 31, 2007, the lines of credit had interest rates ranging from 3.75% to 4.89%. Availability of the lines is subject to federal funds balances available for loan, continued borrower eligibility and are reviewed and renewed periodically throughout the year. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

NOTE 14.    TERM DEBT

The Bank had outstanding secured advances from the FHLB and other creditors at December 31, 2007 and 2006 of $73.9 million and $9.5 million, respectively.

Future maturities of borrowed funds (excluding purchase accounting adjustments) at December 31, 2007 are as follows:

(in thousands)

Year	Amount
2008	$42,000
2009	30,000
2010	—
2011	—
2012	—
Thereafter	1,694

Total borrowed funds	$73,694

The maximum amount outstanding from the FHLB under term advances at month end during 2007 and 2006 was $104.2 million and $227.4 million, respectively. The average balance outstanding on FHLB term advances during 2007 and 2006 was $63.7 million and $58.7 million, respectively. The average interest rate on the borrowings was 4.35% in 2007 and 5.04% in 2006. The FHLB requires the Bank to maintain a required level of investment in FHLB and sufficient collateral to qualify for notes. The Bank has pledged as collateral for these notes all FHLB stock, all funds on deposit with the FHLB, and its investments and commercial real estate portfolios, accounts, general intangibles, equipment and other property in which a security interest can be granted by the Bank to the FHLB.

NOTE 15.    JUNIOR SUBORDINATED DEBENTURES

As of December 31, 2007, the Company had 14 wholly-owned trusts (“Trusts”) that were formed to issue trust preferred securities and related common securities of the Trusts and are not consolidated. The Company formed master Trusts that issued trust preferred securities representing an obligation of $61.9 million. The proceeds were used to redeem existing trust preferred securities representing an obligation of $25.8 million in the third quarter of 2007 and to repurchase 1.65 million shares of common stock in 2007. One Trust, representing an obligation of approximately $10.3 million (fair value of approximately $10.3 million as of the merger date), was assumed in connection with the North Bay merger and subsequently redeemed in June 2007. Four Trusts, representing aggregate total obligations of approximately $37.1 million (fair value of approximately $38.7 million as of the merger date), were assumed in connection with the Western Sierra merger. Five Trusts, representing aggregate total obligations of approximately $58.9 million (fair value of approximately $68.6 million as of the merger date), were assumed in connection with previous mergers.

Following is information about the Trusts as of December 31, 2007:

Junior Subordinated Debentures

(in thousands)

Trust Name	Issue Date	Issued Amount	Carrying Value(1)	Rate(2)		Effective Rate(3)	Maturity Date	Redemption Date
AT FAIR VALUE:
Umpqua Statutory Trust II	October 2002	$20,619	$20,924	Floating	(4)	7.98%	October 2032	October 2007
Umpqua Statutory Trust III	October 2002	30,928	31,345	Floating	(5)	7.98%	November 2032	November 2007
Umpqua Statutory Trust IV	December 2003	10,310	10,463	Floating	(6)	7.98%	January 2034	January 2009
Umpqua Statutory Trust V	December 2003	10,310	10,302	Floating	(6)	7.98%	March 2034	March 2009
Umpqua Master Trust I	August 2007	41,238	38,346	Floating	(7)	7.98%	September 2037	September 2012
Umpqua Master Trust IB	September 2007	20,619	20,306	Floating	(8)	7.98%	December 2037	December 2012

		134,024	131,686

AT AMORTIZED COST:
HB Capital Trust I	March 2000	5,310	6,552	10.875%		7.96%	March 2030	March 2010
Humboldt Bancorp Statutory Trust I	February 2001	5,155	6,052	10.200%		8.04%	February 2031	February 2011
Humboldt Bancorp Statutory Trust II	December 2001	10,310	11,592	Floating	(9)	7.15%	December 2031	December 2006
Humboldt Bancorp Staututory Trust III	September 2003	27,836	31,253	6.75%	(10)	5.06%	September 2033	September 2008
CIB Capital Trust	November 2002	10,310	11,394	Floating	(5)	7.14%	November 2032	November 2007
Western Sierra Statutory Trust I	July 2001	6,186	6,333	Floating	(11)	6.49%	July 2031	July 2006
Western Sierra Statutory Trust II	December 2001	10,310	10,554	Floating	(9)	6.52%	December 2031	December 2006
Western Sierra Statutory Trust III	September 2003	10,310	10,475	Floating	(12)	6.75%	September 2033	September 2008
Western Sierra Statutory Trust IV	September 2003	10,310	10,475	Floating	(12)	6.75%	September 2033	September 2008

		96,037	104,680

	Total	$230,061	$236,366

(1)	Includes purchase accounting adjustments, net of accumulated amortization, for junior subordinated debentures assumed in connection with the North Bay, Western Sierra and previous mergers as well as fair value adjustment pursuant to the adoption of SFAS No. 159 related to trusts recorded at fair value.

Umpqua Holdings Corporation and Subsidiaries

(2)	Contractual interest rate of junior subordinated debentures.
(3)	Effective interest rate as of December 2007, including impact of purchase accounting amortization.
(4)	Rate based on LIBOR plus 3.35%, adjusted quarterly.
(5)	Rate based on LIBOR plus 3.45%, adjusted quarterly.
(6)	Rate based on LIBOR plus 2.85%, adjusted quarterly.
(7)	Rate based on LIBOR plus 1.35%, adjusted quarterly.
(8)	Rate based on LIBOR plus 2.75%, adjusted quarterly.
(9)	Rate based on LIBOR plus 3.60%, adjusted quarterly.
(10)	Rate fixed for 5 years from issuance, then adjusted quarterly thereafter based on LIBOR plus 2.95%.
(11)	Rate based on LIBOR plus 3.58%, adjusted quarterly.
(12)	Rate based on LIBOR plus 2.90%, adjusted quarterly.

The $236.4 million of trust preferred securities issued to the Trusts as of December 31, 2007 ($203.7 million as of December 31, 2006) are reflected as junior subordinated debentures in the consolidated balance sheets. The common stock issued by the Trusts is recorded in other assets in the consolidated balance sheets, and totaled $6.9 million and $5.8 million at December 31, 2007 and 2006, respectively.

All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of December 31, 2007, under guidance issued by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Effective April 11, 2005, the Federal Reserve Board adopted a rule that permits the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. Under the Federal Reserve Board rule, after a five-year transition period ending March 31, 2009, the aggregate amount of trust preferred securities and certain other restricted core capital elements is limited to 25% of Tier 1 capital, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. At December 31, 2007, the Company’s restricted core capital elements were 32% of total core capital, net of goodwill. There can be no assurance that the Federal Reserve Board will not further limit the amount of trust preferred securities permitted to be included in Tier 1 capital for regulatory capital purposes.

Effective January 1, 2007, the Company adopted SFAS No. 159 and SFAS No. 157. See Note 20 for additional information on SFAS No. 157. SFAS No. 159 allows companies to measure at fair value most financial assets and liabilities that are currently required to be measured in a different manner, such as at amortized cost. Following the initial fair value measurement date, ongoing unrealized gains and losses on items for which fair value reporting has been elected are reported in earnings at each subsequent reporting date. Under SFAS No. 159, fair value reporting may be elected on an instrument-by-instrument basis, and thus companies may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principles (“GAAP”).

Accounting for selected junior subordinated debentures at fair value enables us to more closely align our financial performance with the economic value of those liabilities. Additionally, we believe our adoption of the standard will have a positive impact on our ability to manage the market and interest rate risks associated with the junior subordinated debentures, and potentially benefit net interest income, net income and earnings per common share. The junior subordinated debentures measured at fair value and amortized cost have been presented as separate line items on the balance sheet. We use a discounted cash flow model to determine the fair value of the junior subordinated debentures using market discount rate assumptions.

Umpqua selected the fair value measurement option for certain pre-existing junior subordinated debentures of $97.9 million (the Umpqua Statutory Trusts) as of the adoption date. The remaining junior subordinated debentures as of the adoption date were acquired through business combinations and were measured at fair value at the time of acquisition.

Retained earnings as of January 1, 2007 were reduced by $2.1 million, net of tax, as a result of the fair value election, as shown below:

(in thousands)

	Balance Sheet prior to Adoption	Net Gain/ (Loss) upon Adoption	Balance Sheet After Adoption
Other assets(1)	$1,934	$(1,934)	$—
Junior subordinated debentures	97,941	(2,491)	100,432
Other liabilities(2)	984	984	—

Pretax cumulative effect of adoption of the fair value option		(3,441)
Increase in deferred tax asset		1,377

Cumulative effect of adoption of the fair value option (charged to retained earnings)		$(2,064)

(1)	Consists of issuance costs related to junior subordinated debentures for which fair value option was elected.
(2)	Consists of accrued interest related to junior subordinated debentures for which fair value option was elected.

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

As a result of the fair value measurement election for the above financial instruments, we recorded a gain of $4.9 million for the year ended December 31, 2007 resulting from the change in fair value of the junior subordinated debentures recorded at fair value. This gain was recorded as other non-interest income. Interest expense on junior subordinated debentures is recorded on an accrual basis. The junior subordinated debentures recorded at fair value of $131.7 million had contractual unpaid principal amounts of $134.0 million outstanding as of December 31, 2007.

NOTE 16.    EMPLOYEE BENEFIT PLANS

Employee Savings Plan—Substantially all of the Bank’s and Strand’s employees are eligible to participate in the Umpqua Bank 401(k) and Profit Sharing Plan (the “Umpqua 401(k) Plan”), a defined contribution and profit sharing plan sponsored by the Company. Employees may elect to have a portion of their salary contributed to the plan in conformity with Section 401(k) of the Internal Revenue Code. At the discretion of the Company’s Board of Directors, the Company may elect to make matching and/or profit sharing contributions to the Umpqua 401(k) Plan based on profits of the Bank. The Company’s contributions under the plan charged to expense amounted to $2.5 million, $2.6 million and $2.0 million for the years ended December 31, 2007, 2006 and 2005, respectively, and are recorded in other liabilities.

Supplemental Retirement Plan—The Company has established the Umpqua Holdings Corporation Supplemental Retirement Plan (the “SRP”), a nonqualified deferred compensation plan to help supplement the retirement income of certain highly compensated executives selected by resolution of the Company’s Board of Directors. The Company may make discretionary contributions to the SRP. For the years ended December 31, 2007, 2006 and 2005, the Company’s matching contribution charged to expense for these supplemental plans totaled $65,000, $95,000 and $66,000, respectively. The plan balances at December 31, 2007 and 2006 were $329,000 and $276,000, respectively, and are recorded in other liabilities.

Salary Continuation Plans—The Bank sponsors various salary continuation plans for the CEO and certain retired employees. These plans are unfunded, and provide for the payment of a specified amount on a monthly basis for a specified period (generally 10 to 20 years) after retirement. In the event of a participant employee’s death prior to or during retirement, the Bank is obligated to pay to the designated beneficiary the benefits set forth under the plan. At December 31, 2007 and 2006, liabilities recorded for the estimated present value of future salary continuation plan benefits totaled $14.3 million and $10.8 million, respectively, and are recorded in other liabilities. For the years ended December 31, 2007, 2006, and 2005, expense recorded for the salary continuation plan benefits totaled $719,000, $1.3 million and $1.1 million, respectively.

Umpqua Holdings Corporation and Subsidiaries

Deferred Compensation Plans and Rabbi Trusts—The Bank from time to time adopts deferred compensation plans that provide certain key executives with the option to defer a portion of their compensation. In connection with prior acquisitions, the Bank assumed liability for certain deferred compensation plans for key employees, retired employees and directors. Subsequent to the effective date of the acquisitions, no additional contributions were made to these plans. At December 31, 2007 and 2006, liabilities recorded in connection with deferred compensation plan benefits totaled $6.8 million and $6.6 million, respectively, and are recorded in other liabilities.

The Bank has established and sponsors, for some deferred compensation plans assumed in connection with prior mergers, irrevocable trusts commonly referred to as “Rabbi Trusts.” The trust assets (generally cash and trading assets) are consolidated in the Company’s balance sheets and the associated liability (which equals the related asset balances) is included in other liabilities. The asset and liability balances related to these trusts as of December 31, 2007 and 2006 were $2.5 million and $2.9 million, respectively.

The Bank has purchased, or acquired through mergers, life insurance policies in connection with the implementation of certain executive supplemental income, salary continuation and deferred compensation retirement plans. These policies provide protection against the adverse financial effects that could result from the death of a key employee and provide tax-exempt income to offset expenses associated with the plans. It is the Bank’s intent to hold these policies as a long-term investment. However, there will be an income tax impact if the Bank chooses to surrender certain policies. Although the lives of individual current or former management-level employees are insured, the Bank is the owner and sole or partial beneficiary. At December 31, 2007 and 2006, the cash surrender value of these policies was $80.6 million and $67.7 million, respectively. At December 31, 2007, the Bank also had a $1.2 million liability for post-retirement benefits payable to other partial beneficiaries under some of these life insurance policies. The Bank is exposed to credit risk to the extent an insurance company is unable to fulfill its financial obligations under a policy. In order to mitigate this risk, the Bank uses a variety of insurance companies and regularly monitors their financial condition.

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

In connection with the North Bay acquisition, the Bank became the sponsor of the North Bay 401(k) plan. On May 1, 2007, the North Bay 401(k) plan was frozen and no further contributions were made to that plan. On January 1, 2008, the North Bay 401(k) plan was merged with the Bank’s 401(k) plan.

NOTE 17.    COMMITMENTS AND CONTINGENCIES

Lease Commitments—The Company leases 110 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times upon expiration.

Rent expense for the years ended December 31, 2007, 2006 and 2005 was $11.9 million, $9.4 million and $5.9 million, respectively. Rent expense was offset by rent income of $657,000, $392,000 and $270,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

The following table sets forth, as of December 31, 2007, the future minimum lease payments under non-cancelable operating leases and future minimum income receivable under non-cancelable operating subleases:

(in thousands)

	Lease Payments	Sublease Income
2008	$11,038	$455
2009	9,636	262
2010	8,809	179
2011	8,168	89
2012	7,099	73
Thereafter	30,966	67

Total	$75,716	$1,125

Financial Instruments with Off-Balance-Sheet Risk—The Company’s financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank’s business and involve elements of credit, liquidity and interest rate risk. The following table presents a summary of the Bank’s commitments and contingent liabilities:

(in thousands)

As of December 31, 2007
Commitments to extend credit	$1,404,365
Commitments to extend overdrafts	$182,724
Commitments to originate loans held-for-sale	$27,545
Other derivative commitments	$61,094
Standby letters of credit	$62,491

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position. There were no counterparty default losses on forward contracts in 2007, 2006 or 2005. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to

Umpqua Holdings Corporation and Subsidiaries

changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At December 31, 2007, the Bank had commitments to originate mortgage loans held for sale totaling $27.5 million with a net fair value asset of approximately $68,000. As of that date, it also had forward sales commitments of $24.1 million with a net fair value liability of $144,000. The Bank recorded a loss of $5,000, a loss of $58,000 and a gain of $166,000, related to its commitments to originate mortgage loans and related forward sales commitments in 2007, 2006 and 2005, respectively.

In the fourth quarter of 2007, the Bank began using derivative instruments to hedge the risk of changes in the fair value of MSR due to changes in interest rates. At December 31, 2007, the Bank had derivative instruments with a notional amount of $37.0 million with a net fair value asset of $34,000. During 2007, we recognized a loss of $334,000 related to MSR hedging activities, which was recorded in mortgage banking revenue on the consolidated statements of income.

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank has not been required to perform on any financial guarantees and did not incur any losses in connection with standby letters of credit during the years ended December 31, 2007, 2006 and 2005. At December 31, 2007, approximately $48.3 million of standby letters of credit expire within one year, and $14.2 million expire thereafter. Upon issuance, the Company recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. Fees are recognized ratably over the term of the standby letter of credit. The fair value of guarantees associated with standby letters of credit was $150,000 as of December 31, 2007.

At December 31, 2007, the reserve for unfunded commitments, which is included in other liabilities on the consolidated balance sheet, was $1.2 million. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amounts of commitments, loss experience, and economic conditions.

Mortgage loans sold to investors may be sold with servicing rights retained, with only the standard legal representations and warranties regarding recourse to the Bank. Management believes that any liabilities that may result from such recourse provisions are not significant.

Legal Proceedings—In November 2007, Visa Inc. announced that it had reached a settlement with American Express related to an antitrust lawsuit. Umpqua Bank and other Visa member banks are obligated to fund the settlement and share in losses resulting from this litigation.

In the fourth quarter of 2007, the Company recorded a liability and corresponding expense of approximately $3.9 million pre-tax, for its proportionate share of that settlement.

In addition, Visa notified the Company that it had established a contingency reserve related to unsettled litigation with Discover Card. In connection with this contingency, the Company recorded, in the fourth quarter of 2007, a liability and corresponding expense of $1.2 million pre-tax, for its proportionate share of that contingent liability. The Company is not a party to the Visa litigation and its liability arises solely from the Bank’s membership interest in Visa, Inc.

Previously, Visa Inc. announced that it completed restructuring transactions in preparation for an initial public offering of its Class A stock planned for early 2008, and, as part of those transactions, Umpqua Bank’s membership interest in Visa was exchanged for Class B stock of Visa, Inc. In connection with Visa’s planned offering, it is expected that a portion of the Class B shares will be redeemed for cash, with the remaining shares to be converted to Class A shares three years after the offering or upon settlement of certain covered litigation, whichever is later. Visa is expected to set aside a portion of the proceeds from the offering to fund the American Express settlement and other litigation judgments or settlements that may occur.

In connection with the announced American Express settlement, and in consideration of accounting guidance that the Company has been informed was provided by the Securities and Exchange Commission, the Company currently anticipates that its proportionate share of the proceeds of the planned initial public offering by Visa will more than offset any liabilities related to the Visa litigation, and no cash payments from Umpqua will be made in settlement of this liability.

In the ordinary course of business, various claims and lawsuits are brought by and against the Company, the Bank and Strand. In the opinion of management, there is no pending or threatened proceeding in which an adverse decision could result in a material adverse change in the Company’s consolidated financial condition or results of operations.

Concentrations of Credit Risk—The Company grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington and California. In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 79% and 81% of the Company’s loan and lease portfolio at December 31, 2007 and 2006, respectively. Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, such as was seen with the deterioration in the northern California residential development market in 2007, could have an adverse impact on the repayment of these loans. Personal and business incomes represent the primary source of repayment for a majority of these loans.

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

NOTE 18.    COMMON STOCK

Stock Plans

The Company’s 2007 Long Term Incentive Plan (“2007 LTI Plan”) authorizes the award of up to 1 million restricted stock unit grants, which are subject to performance-based vesting as well as other approved vesting conditions. The Company’s 2003 Stock Incentive Plan (“2003 Plan”) provides for grants of up to 2 million shares. The 2003 Plan further provides that no grants may be issued if existing options and subsequent grants under the 2003 Plan exceed 10% of the Company’s outstanding shares on a diluted basis. Under the terms of the 2003 Plan, options and awards generally vest ratably over a period of five years, the exercise price of each option equals the market price of the Company’s stock on the date of the grant, and the maximum term is ten years.

The Company has options outstanding under two prior plans adopted in 1995 and 2000, respectively. With the adoption of the 2003 Plan, no additional grants can be issued under the previous plans. The Company also assumed various plans in connection with mergers and acquisitions but does not make grants under those plans. During 2007, in connection with the North Bay merger, a total of 542,000 options were exchanged for North Bay stock options granted at an exchange ratio of 1.228 Umpqua stock options for each North Bay stock option outstanding. During 2006, in connection with the Western Sierra merger, a total of 723,000 options were exchanged for Western Sierra stock options granted at an exchange ratio of 1.61 Umpqua stock options for each Western Sierra stock option outstanding. All of the North Bay options and Western Sierra options were vested as of the date the mergers were completed.

Umpqua Holdings Corporation and Subsidiaries

The following table summarizes information about stock options outstanding at December 31, 2007, 2006 and 2005:

(shares in thousands)

	2007		2006		2005
	Options Outstanding	Weighted-Avg Exercise Price	Options Outstanding	Weighted-Avg Exercise Price	Options Outstanding	Weighted-Avg Exercise Price
Balance, beginning of year	1,807	$14.78	1,846	$13.75	1,877	$9.98
Granted	50	26.12	25	28.43	508	23.60
Acquisitions	542	13.39	723	14.32	—	—
Exercised	(767)	11.67	(769)	12.18	(409)	6.73
Forfeited/expired	(50)	21.21	(18)	19.90	(130)	19.88

Balance, end of year	1,582	$15.94	1,807	$14.78	1,846	$13.75

Options exercisable, end of year	1,215	$13.91	1,304	$11.88	1,164	$9.42

The following table summarizes information about outstanding stock options issued under all plans as of December 31, 2007:

(shares in thousands)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Avg. Remaining Contractual Life (Years)	Weighted Avg. Exercise Price	Options Exercisable	Weighted Avg. Exercise Price
$4.00 to $8.78	318	4.8	$5.76	317	$5.76
$9.15 to $13.34	369	2.6	11.44	368	11.43
$13.46 to $19.31	337	5.1	17.55	255	17.20
$19.46 to $23.49	387	6.7	22.94	184	22.72
$24.25 to $28.43	171	7.9	25.66	91	25.48

	1,582	5.1	$15.94	1,215	$13.91

The total intrinsic value (which is the amount by which the stock price exceeds the exercise price) of both options outstanding and options exercisable as of December 31, 2007, was $4.6 million. The weighted average remaining contractual term of options exercisable was 4.7 years as of December 31, 2007. The total intrinsic value of options exercised was $8.7 million, $11.5 million and $7.2 million, in the years ended December 31, 2007, 2006, and 2005, respectively. During the years ended December 31, 2007, 2006, and 2005, the amount of cash received from the exercise of stock options was $9.0 million, $9.4 million and $2.8 million, respectively. As of December 31, 2007, there was $2.0 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.1 years.

The Company grants restricted stock periodically as a part of the 2003 Plan for the benefit of employees. Restricted shares issued generally vest on an annual basis over five years for all grants issued. The following table summarizes information about non-vested restricted shares outstanding at December 31:

(shares in thousands)

	2007		2006		2005
	Restricted Shares Outstanding	Average Grant Date Fair Value	Restricted Shares Outstanding	Average Grant Date Fair Value	Restricted Shares Outstanding	Average Grant Date Fair Value
Balance, beginning of year	122	$26.36	47	$21.28	66	$20.63
Granted	134	23.71	93	27.99	8	25.20
Released	(31)	24.96	(14)	20.76	(15)	20.45
Forfeited/expired	(16)	26.28	(4)	23.35	(12)	21.36

Balance, end of year	209	$24.88	122	$26.36	47	$21.28

The compensation cost related to restricted stock that has been charged against income (included in salaries and employee benefits) was $1.1 million, $555,000 and $241,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement related to restricted stock was $444,000, $222,000 and $96,000 for the years ended December 31, 2007, 2006, and 2005, respectively. The total fair value of shares vested was $757,000, $383,000 and $363,000, for the years ended December 31, 2007, 2006, and 2005, respectively. As of December 31, 2007, there was $3.9 million of total unrecognized compensation cost related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 3.8 years.

In the second quarter of 2007, the Company awarded a restricted stock unit grant to an executive under the 2003 Plan that vests based on continued service in various increments through July 1, 2011. The Company shall issue certificates for the vested grant units within the seventh month following termination of executive’s employment. The restricted stock units granted under the 2007 LTI Plan cliff vest after three years based on performance and service conditions. The compensation cost related to the restricted stock units was $224,000 for the year ended December 31, 2007. At December 31, 2007, 38,000 restricted stock units with a weighted average grant date fair value of $26.39 were outstanding; 8,000 restricted stock units at a weighted average grant date fair value of $26.39 were vested and deferred.

For the years ended December 31, 2007, 2006, and 2005, the Company received income tax benefits of $3.4 million, $4.0 million, and $2.3 million, respectively, related to the exercise of non-qualified employee stock options, disqualifying dispositions in the exercise of incentive stock options and the vesting of restricted shares. In the years ended December 31, 2007 and 2006, the cash flows from excess tax benefits (tax benefits resulting from tax deductions in excess of the compensation cost recognized) classified as financing cash flows were $289,000 and $1.2 million, respectively.

Share Repurchase Plan

The Company’s share repurchase plan, which was approved by the Board and announced in August 2003, originally authorized the repurchase of up to 1.0 million shares. Prior to 2007, the authorization was amended to increase the repurchase limit to 2.5 million shares. On April 19, 2007, the Company announced an expansion of the Board of Directors approved common stock repurchase plan, increasing the repurchase limit to 6.0 million shares and extending the plan’s expiration date from June 30, 2007 to June 30, 2009. As of December 31, 2007, a total of 1.5 million shares remained available for repurchase. The Company repurchased 4.0 million shares under the repurchase plan in 2007 as compared to none in 2006. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings and our capital plan.

We also have certain stock option and restricted stock plans which provide for the payment of the option exercise price or withholding taxes by tendering previously owned or recently vested shares. During the years ended December 31, 2007 and

Umpqua Holdings Corporation and Subsidiaries

2006, 43,000 and 4,000 shares were tendered in connection with option exercises. Restricted shares cancelled to pay withholding taxes totaled 4,000 and 2,000 shares during the years ended December 31, 2007 and 2006.

NOTE 19.    REGULATORY CAPITAL

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets (as defined in the regulations), and of Tier I capital to average assets (as defined in the regulations). Management believes, as of December 31, 2007, that the Company meets all capital adequacy requirements to which it is subject.

The Company’s capital amounts and ratios as of December 31, 2007 and 2006 are presented in the following table:

(in thousands)

	Actual		For Capital Adequacy purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
AS OF DECEMBER 31, 2007:
Total Capital
(to Risk Weighted Assets)
Consolidated	$771,855	10.89%	$567,019	8.00%	$708,774	10.00%
Umpqua Bank	$761,510	10.77%	$565,653	8.00%	$707,066	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$695,662	9.82%	$283,365	4.00%	$425,048	6.00%
Umpqua Bank	$685,317	9.70%	$282,605	4.00%	$423,907	6.00%
Tier I Capital
(to Average Assets)
Consolidated	$695,662	9.24%	$301,152	4.00%	$376,441	5.00%
Umpqua Bank	$685,317	9.12%	$300,578	4.00%	$375,722	5.00%

AS OF DECEMBER 31, 2006:
Total Capital
(to Risk Weighted Assets)
Consolidated	$733,239	11.63%	$504,378	8.00%	$630,472	10.00%
Umpqua Bank	$715,593	11.37%	$503,496	8.00%	$629,369	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$671,836	10.66%	$252,096	4.00%	$378,144	6.00%
Umpqua Bank	$654,190	10.39%	$251,854	4.00%	$377,781	6.00%
Tier I Capital
(to Average Assets)
Consolidated	$671,836	10.28%	$261,415	4.00%	$326,769	5.00%
Umpqua Bank	$654,190	10.02%	$261,154	4.00%	$326,442	5.00%

The Bank is an Oregon state chartered bank with deposits insured by the Federal Deposit Insurance Corporation (“FDIC”), and is subject to the supervision and regulation of the Director of the Oregon Department of Consumer and Business Services, administered through the Division of Finance and Corporate Securities, and to the supervision and regulation of the California Department of Financial Institutions, the Washington Department of Financial Institutions and the FDIC. As of December 31, 2007, the most recent notification from the FDIC categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. The Company is not subject to the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s regulatory capital category.

NOTE 20.    FAIR VALUES

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. The following table presents estimated fair values of the Company’s financial instruments as of December 31, 2007 and 2006:

(in thousands)

	2007		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$192,070	$192,070	$335,648	$335,648
Trading securities	2,837	2,837	4,204	4,204
Securities available-for-sale	1,050,756	1,050,756	715,187	715,187
Securities held-to-maturity	6,005	6,026	8,762	8,817
Loans held for sale	13,047	13,047	16,053	16,053
Loans and leases, net	5,970,731	6,158,672	5,301,772	5,327,245
Restricted equity securities	15,273	15,273	15,255	15,255
Mortgage servicing rights	10,088	10,088	9,952	9,952
Bank owned life insurance assets	80,593	80,593	67,738	67,738

FINANCIAL LIABILITIES:
Deposits	$6,589,326	$6,581,471	$5,840,294	$5,838,056
Securities sold under agreement to repurchase	36,294	36,294	47,985	47,985
Federal funds purchased	69,500	69,500	—	—
Term debt	73,927	74,784	9,513	9,186
Junior subordinated debentures, at fair value	131,686	131,686	—	—
Junior subordinated debentures, at amortized cost	104,680	108,752	203,688	239,671

DERIVATIVE FINANCIAL INSTRUMENTS:
Rate lock commitments	$68	$68	$(49)	$(49)
Forward sales agreements	$(144)	$(144)	$70	$70
MSR hedge instruments	$34	$34	$—	$—

SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurement. Upon adoption of SFAS No. 157, there was no cumulative effect adjustment to beginning retained earnings and no impact on the financial statements, other than in conjunction with the adoption of SFAS No. 159, in the year ended December 31, 2007.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2007, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or

Umpqua Holdings Corporation and Subsidiaries

indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

(in thousands)

		Fair Value Measurements at December 31, 2007, Using
Description	Fair Value December 31, 2007	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities	$ 2,837	$2,837
Securities available-for-sale	1,050,756		1,050,756
Mortgage servicing rights	10,088		10,088

Total assets measured at fair value	$1,063,681	$2,837	$1,060,844	$—

Junior subordinated debentures, at fair value	$ 131,686		$131,686

Total liabilities measured at fair value	$ 131,686	$—	$131,686	$—

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash and Cash Equivalents—For short-term instruments, including cash and due from banks, and interest-bearing deposits with banks, the carrying amount is a reasonable estimate of fair value.

Securities—Fair values for investment securities are based on quoted market prices when available or through the use of alternative approaches, such as matrix or model pricing, when market quotes are not readily accessible or available.

Loans Held For Sale—For loans held for sale, carrying value approximates fair value.

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

Mortgage Servicing Rights—The fair value of mortgage servicing rights is estimated using a discounted cash flow model.

Bank owned life insurance assets—Fair values of insurance policies owned are based on the insurance contract’s cash surrender value.

Deposits—The fair value of deposits with no stated maturity, such as non-interest-bearing deposits, savings and interest checking accounts, and money market accounts, is equal to the amount payable on demand as of December 31, 2007 and 2006. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

Derivative Instruments—The fair value of the derivative instruments is estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate.

NOTE 21.    EARNINGS PER SHARE

The following is a computation of basic and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005:

(in thousands, except per share)

	2007	2006	2005
BASIC EARNINGS PER SHARE:
Weighted average shares outstanding	59,828	52,311	44,438
Net income	$63,268	$84,447	$69,735
Basic earnings per share	$ 1.06	$1.61	$1.57

DILUTED EARNINGS PER SHARE:
Weighted average shares outstanding	59,828	52,311	44,438
Net effect of the assumed exercise of stock options and vesting of restricted shares, based on the treasury stock method	600	739	573

Total weighted average shares and common stock equivalents outstanding	60,428	53,050	45,011

Net income	$63,268	$84,447	$69,735
Diluted earnings per share	$ 1.05	$1.59	$1.55

Options to purchase an additional 510,000 shares of common stock and 66,000 unvested restricted shares were outstanding at December 31, 2007 but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive. Anti-dilutive options and unvested restricted stock excluded at December 31, 2006 and 2005 were not significant.

NOTE 22.    OPERATING SEGMENTS

The Company operates three primary segments: Community Banking, Mortgage Banking and Retail Brokerage. The Community Banking segment’s principal business focus is the offering of loan and deposit products to its business and retail customers in its primary market areas. As of December 31, 2007, the Community Banking segment operates 147 stores located throughout Oregon, Northern California and Washington.

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

Umpqua Holdings Corporation and Subsidiaries

Summarized financial information concerning the Company’s reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

Year Ended December 31, 2007

(in thousands)

	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated
Interest income	$ 472,836	$63	$15,493	$488,392
Interest expense	194,139	—	8,299	202,438

Net interest income	278,697	63	7,194	285,954
Provision for loan and lease losses	41,730	—	—	41,730
Non-interest income	45,966	10,750	8,109	64,825
Non-interest expense	191,998	9,876	8,926	210,800
Merger-related expense	3,318	—	—	3,318

Income before income taxes	87,617	937	6,377	94,931
Provision for income taxes	28,748	364	2,551	31,663

Net income	$ 58,869	$573	$3,826	$63,268

Total assets	$8,120,970	$8,332	$210,751	$8,340,053
Total loans	$5,869,125	$—	$186,510	$6,055,635
Total deposits	$6,581,709	$—	$7,617	$6,589,326

Year Ended December 31, 2006

(in thousands)

	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated
Interest income	$ 392,195	$73	$13,673	$405,941
Interest expense	134,840	—	8,977	143,817

Net interest income	257,355	73	4,696	262,124
Provision for loan and lease losses	2,552	—	—	2,552
Non-interest income	35,675	10,133	7,789	53,597
Non-interest expense	157,870	9,844	9,462	177,176
Merger-related expense	4,773	—	—	4,773

Income before income taxes	127,835	362	3,023	131,220
Provision for income taxes	45,408	156	1,209	46,773

Net income	$ 82,427	$206	$1,814	$84,447

Total assets	$7,087,227	$7,656	$249,353	$7,344,236
Total loans	$5,139,818	$—	$222,044	$5,361,862
Total deposits	$5,834,835	$—	$5,459	$5,840,294

Year Ended December 31, 2005

(in thousands)

	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated
Interest income	$ 276,224	$101	$5,951	$282,276
Interest expense	69,239	—	3,755	72,994

Net interest income	206,985	101	2,196	209,282
Provision for loan and lease losses	2,468	—	—	2,468
Non-interest income	29,427	11,816	6,539	47,782
Non-interest expense	127,329	11,284	8,181	146,794
Merger-related expense	262	—	—	262

Income before income taxes	106,353	633	554	107,540
Provision for income taxes	37,365	219	221	37,805

Net income	$ 68,988	$414	$333	$69,735

Total assets	$5,257,333	$7,925	$95,381	$5,360,639
Total loans	$3,846,507	$—	$75,124	$3,921,631
Total deposits	$4,286,227	$—	$39	$4,286,266

NOTE 23.    RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has made loans to its directors and executive officers (and their associated and affiliated companies). All such loans have been made on the same terms as those prevailing at the time of origination to other borrowers.

The following table presents a summary of aggregate activity involving related party borrowers for the years ended December 31, 2007 and 2006:

(in thousands)

	2007	2006
Loans outstanding at beginning of year	$12,191	$11,730
New loans and advances	2,460	3,776
Less loan repayments	(3,619)	(2,866)
Reclassification(1)	(1,404)	(449)

Loans outstanding at end of year	$ 9,628	$12,191

(1)	Represents loans that were once considered related party but are no longer considered related party, or loans that were not related party that subsequently became related party loans.

At December 31, 2007 and 2006, deposits of related parties amounted to $7.4 million and $10.2 million, respectively.

Umpqua Holdings Corporation and Subsidiaries

NOTE 24.    PARENT COMPANY FINANCIAL STATEMENTS

Condensed Balance Sheets

December 31,

(in thousands)

	2007	2006
ASSETS
Non-interest-bearing deposits with subsidiary banks	$ 18,903	$33,049
Investments in:
Bank subsidiary	1,449,046	1,323,025
Nonbank subsidiaries	13,152	11,325
Receivable from nonbank subsidiary	1,783	1,662
Other assets	6,196	7,315

Total assets	$1,489,080	$1,376,376

LIABILITIES AND SHAREHOLDERS’ EQUITY
Payable to bank subsidiary	$ 7	$102
Other liabilities	12,769	16,375
Junior subordinated debentures, at fair value	131,686	—
Junior subordinated debentures, at amortized cost	104,680	203,688

Total liabilities	249,142	220,165
Shareholders’ equity	1,239,938	1,156,211

Total liabilities and shareholders’ equity	$1,489,080	$1,376,376

Condensed Statements of Income

Year Ended December 31,

(in thousands)

	2007	2006	2005
INCOME
Dividends from subsidiaries	$104,540	$28,445	$20,323
Other income	379	886	251

Total income	104,919	29,331	20,574

EXPENSES
Management fees paid to subsidiaries	150	135	119
Other expenses	13,089	15,366	11,626

Total expenses	13,239	15,501	11,745

Income before income tax and equity in undistributed earnings of subsidiaries	91,680	13,830	8,829
Income tax benefit	(5,011)	(5,534)	(4,355)

Net income before equity in undistributed earnings of subsidiaries	96,691	19,364	13,184
(Distributions in excess) equity in undistributed earnings of subsidiaries	(33,423)	65,083	56,551

Net income	$ 63,268	$84,447	$69,735

Condensed Statements of Cash Flows

Year Ended December 31,

(in thousands)

	2007	2006	2005
OPERATING ACTIVITIES:
Net income	$ 63,268	$84,447	$69,735
Adjustment to reconcile net income to net cash provided by operating activities:
(Distributions in excess) equity in undistributed earnings of subsidiaries	33,423	(65,083)	(56,551)
Net amortization and depreciation	(1,099)	(783)	(529)
Change in fair value of junior subordinated debentures	(4,829)	—	—
Net (increase) decrease in other assets	(207)	18,086	(4,692)
Net (decrease) increase in other liabilities	(2,164)	3,137	99

Net cash provided by operating activities	88,392	39,804	8,062

INVESTING ACTIVITIES:
Investment in subsidiary	1,084	—	—
Acquisitions	2,596	2,638	—
Sales and maturities of investment securities available for sale	797	225	50
Net (increase) decrease in receivables from subsidiaries	(121)	1,079	5,074

Net cash provided by investing activities	4,356	3,942	5,124

FINANCING ACTIVITIES:
Net (decrease) increase in payables to subsidiaries	(13)	95	(31)
Proceeds from the issuance of subordinated debentures	60,000	—	—
Repayment of junior subordinated debentures	(36,084)	—	—
Dividends paid	(43,461)	(28,131)	(11,557)
Stock repurchased	(96,291)	(179)	(1,904)
Proceeds from exercise of stock options	8,955	9,415	2,754

Net cash used by financing activities	(106,894)	(18,800)	(10,738)

Change in cash and cash equivalents	(14,146)	24,946	2,448
Cash and cash equivalents, beginning of year	33,049	8,103	5,655

Cash and cash equivalents, end of year	$ 18,903	$33,049	$8,103

Umpqua Holdings Corporation and Subsidiaries

NOTE 25.    QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following tables present the summary results for the eight quarters ending December 31, 2007:

2007

(in thousands, except per share information)

	2007
	December 31	September 30	June 30	March 31	Four Quarters
Interest income	$124,288	$127,861	$122,556	$113,687	$488,392
Interest expense	52,835	53,986	50,240	45,377	202,438

Net interest income	71,453	73,875	72,316	68,310	285,954
Provision for loan losses	17,814	20,420	3,413	83	41,730
Non-interest income	16,387	18,543	15,930	13,965	64,825
Non-interest expense (including merger expenses)	57,268	52,893	53,945	50,012	214,118

Income before income taxes	12,758	19,105	30,888	32,180	94,931
Provision for income taxes	3,242	5,928	10,975	11,518	31,663

Net income	$ 9,516	$13,177	$19,913	$20,662	$63,268

Basic earnings per share	$ 0.16	$0.22	$0.33	$0.36
Diluted earnings per share	$ 0.16	$0.22	$0.32	$0.35

Cash dividends declared per common share	$ 0.19	$0.19	$0.18	$0.18

2006

(in thousands, except per share information)

	2006
	December 31	September 30	June 30	March 31	Four Quarters
Interest income	$116,514	$114,738	$93,943	$80,746	$405,941
Interest expense	43,225	40,939	33,186	26,467	143,817

Net interest income	73,289	73,799	60,757	54,279	262,124
Provision for loan losses	125	2,352	54	21	2,552
Non-interest income	14,113	13,476	13,806	12,202	53,597
Non-interest expense (including merger expenses)	49,040	50,686	43,243	38,980	181,949

Income before income taxes	38,237	34,237	31,266	27,480	131,220
Provision for income taxes	13,704	11,381	11,635	10,053	46,773

Net income	$ 24,533	$22,856	$19,631	$17,427	$84,447

Basic earnings per share	$ 0.42	$0.40	$0.40	$0.39
Diluted earnings per share	$ 0.42	$0.39	$0.40	$0.39

Cash dividends declared per common share	$ 0.18	$0.18	$0.12	$0.12

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES.

On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b of the Securities Exchange Act of 1934. Our Disclosure Control Committee operates under a charter that was approved by our Audit and Compliance Committee. As of December 31, 2007, our management, including our Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us, which is required to be included in our periodic SEC filings.

Although we change and improve our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the fourth quarter 2007 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment and those criteria, we believe that, as of December 31, 2007, the Company maintained effective internal control over financial reporting.

The Company’s registered public accounting firm has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2007 that are included in this annual report and issued their Report of Independent Registered Public Accounting Firm, appearing under Item 8, which includes an attestation report on the Company’s internal control over financial reporting. The attestation report expresses an unqualified opinion on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2007.

February 25, 2008

ITEM 9B.    OTHER INFORMATION.

None.

Umpqua Holdings Corporation

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference to Umpqua’s Proxy Statement for the April 2008 annual meeting of shareholders under the captions “Annual Meeting Business”, “Information About Directors and Executive Officers”, “Corporate Governance Overview” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

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

(3) The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed on the Index of Exhibits to this annual report on Form 10-K on sequential page 101.

Umpqua Holdings Corporation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Umpqua Holdings Corporation has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2008.

UMPQUA HOLDINGS CORPORATION (Registrant)

By:	/s/ Raymond P. Davis	Date: February 25, 2008
Raymond P. Davis, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raymond P. Davis Raymond P. Davis	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2008

/s/ Ronald L. Farnsworth Ronald L. Farnsworth	Executive Vice President, Chief Financial Officer (Principal Executive Officer)	February 25, 2008

/s/ Neal T. McLaughlin Neal T. McLaughlin	Executive Vice President, Treasurer (Principal Accounting Officer)	February 25, 2008

/s/ Ronald F. Angell Ronald F. Angell	Director	February 25, 2008

/s/ Scott D. Chambers Scott D. Chambers	Director	February 25, 2008

/s/ Allyn C. Ford Allyn C. Ford	Director	February 25, 2008

Signature	Title	Date

David B. Frohnmayer	Director	February 25, 2008

/s/ Stephen Gambee Stephen Gambee	Director	February 25, 2008

/s/ Dan Giustina Dan Giustina	Director	February 25, 2008

William A. Lansing	Director	February 25, 2008

/s/ Theodore S. Mason Theodore S. Mason	Director	February 25, 2008

/s/ Diane D. Miller Diane D. Miller	Director	February 25, 2008

/s/ Bryan L. Timm Bryan L. Timm	Director	February 25, 2008

Umpqua Holdings Corporation

EXHIBIT INDEX

Exhibit

2.1	(a)	Agreement and Plan of Reorganization dated January 17, 2007 by and among Umpqua Holdings Corporation, Umpqua Bank, North Bay Bancorp and The Vintage Bank and related Plan of Merger
3.1	(b)	Restated Articles of Incorporation
3.2	(c)	Bylaws
4.1	(d)	Specimen Stock Certificate
4.2	(e)	Amended and Restated Declaration of Trust for Umpqua Master Trust I, dated August 9, 2007
4.3	(f)	Indenture, dated August 9, 2007, by and between Umpqua Holdings Corporation and LaSalle Bank National Association
4.4	(g)	Series A Guarantee Agreement, dated August 9, 2007, by and between Umpqua Holdings Corporation and LaSalle Bank National Association
4.5	(h)	Series B Guarantee Agreement, dated September 6, 2007, by and between Umpqua Holdings Corporation and LaSalle Bank National Association
4.6	(i)	Series B Supplement pursuant to Amended and Restated Declaration of Trust dated August 9, 2007
10.1	(j)	Second Restated Supplemental Executive Retirement Plan effective January 1, 2007 between the Company and Raymond P. Davis
10.2	(k)	Employment Agreement dated effective July 1, 2003 between the Company and Raymond P. Davis
10.3	(l)	Umpqua Holdings Corporation 2005 Performance-Based Executive Incentive Plan
10.4	(m)	2003 Stock Incentive Plan, as amended, effective March 5, 2007
10.5	(n)	2007 Long Term Incentive Plan effective March 5, 2007
10.6	(o)	Employment Agreement with William Fike, dated May 12, 2005, as amended
10.7	(p)	Employment Agreement with Brad Copeland dated March 10, 2006
10.8	(q)	Employment Agreement with David Edson dated March 10, 2006
10.9	(r)	Employment Agreement with Daniel Sullivan dated September 15, 2003
10.10		Amendment to Employment Agreement with Daniel Sullivan dated June 1, 2007
10.11	(s)	Employment Agreement with Ronald L. Farnsworth dated February 15, 2005
10.12	(t)	Deferred Restricted Stock Grant Agreement effective March 5, 2007 between the Company and Raymond P. Davis
10.13	(u)	2005 Executive Deferred Compensation Agreement between the Company and William Fike
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm—Moss Adams LLP
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to Appendix A to Form S-4 filed February 16, 2007
(b)	Incorporated by reference to Exhibit 3.1 to Form 10-Q filed August 7, 2006
(c)	Incorporated by reference to Exhibit 3.2 to Form 10-Q filed May 8, 2007
(d)	Incorporated by reference to the Registration Statement on Form S-8 (No. 333-77259) filed with the SEC on April 28, 1999
(e)	Incorporated by reference to Exhibit 4.1 to Form 8-K filed August 10, 2007
(f)	Incorporated by reference to Exhibit 4.2 to Form 8-K filed August 10, 2007
(g)	Incorporated by reference to Exhibit 4.3 to Form 8-K filed August 10, 2007
(h)	Incorporated by reference to Exhibit 4.3 to Form 8-K filed September 7, 2007
(i)	Incorporated by reference to Exhibit 4.4 to Form 8-K filed September 7, 2007
(j)	Incorporated by reference to Exhibit 99.1 to Form 8-K filed April 20, 2007

(k)	Incorporated by reference to Exhibit 10.4 to Form 10-Q filed August 11, 2003
(l)	Incorporated by reference to Appendix B to Form DEF 14A filed March 31, 2005
(m)	Incorporated by reference to Appendix A to Form DEF 14A filed March 14, 2007
(n)	Incorporated by reference to Appendix B to Form DEF 14A filed March 14, 2007
(o)	Incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 9, 2005 and to Exhibit 10.1 to Form 8-K filed March 21, 2006.
(p)	Incorporated by reference to Exhibit 10.2 to Form 8-K filed March 21, 2006
(q)	Incorporated by reference to Exhibit 10.3 to Form 8-K filed March 21, 2006
(r)	Incorporated by reference to Exhibit 10.5 to Form 10-Q filed November 14, 2003 and to Exhibit 10.9 attached to this report.
(s)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed May 16, 2007
(t)	Incorporated by reference to Exhibit 99.2 to Form 8-K filed April 20, 2007
(u)	Incorporated by reference to Exhibit 10.2 to Form 10-Q filed August 9, 2005