Form 10-Q
period 2008-03-31
UMPQUA HOLDINGS CORP
filed 2008-05-07
CIK 1077771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended: March 31, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☒  Large accelerated filer            ☐  Accelerated filer            ☐  Non-accelerated filer            ☐  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☒  No

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practical date:

Common stock, no par value: 60,076,558 shares outstanding as of April 30, 2008

UMPQUA HOLDINGS CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except shares)

	March 31, 2008	December 31, 2007

ASSETS
Cash and due from banks	$173,472	$188,782
Temporary investments	19,707	3,288

Total cash and cash equivalents	193,179	192,070
Investment securities
Trading	2,379	2,837
Available for sale, at fair value	1,068,914	1,050,756
Held to maturity, at amortized cost	5,266	6,005
Loans held for sale	39,623	13,047
Loans and leases	6,044,956	6,055,635
Allowance for loan and lease losses	(86,560)	(84,904)

Net loans and leases	5,958,396	5,970,731

Restricted equity securities	15,269	15,273
Premises and equipment, net	104,505	106,267
Goodwill and other intangible assets, net	763,275	764,906
Mortgage servicing rights, net	8,640	10,088
Other assets	196,446	208,073

Total assets	$8,355,892	$8,340,053

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest bearing	$1,260,756	$1,272,872
Interest bearing	5,252,482	5,316,454

Total deposits	6,513,238	6,589,326
Securities sold under agreements to repurchase	38,296	36,294
Federal funds purchased	55,000	69,500
Term debt	173,853	73,927
Junior subordinated debentures, at fair value	129,803	131,686
Junior subordinated debentures, at amortized cost	104,413	104,680
Other liabilities	84,499	94,702

Total liabilities	7,099,102	7,100,115

COMMITMENTS AND CONTINGENCIES (NOTE 5)
SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized; issued and outstanding: 60,059,908 in 2008 and 59,980,161 in 2007	989,764	988,780
Retained earnings	264,767	251,545
Accumulated other comprehensive income (loss)	2,259	(387)

Total shareholders' equity	1,256,790	1,239,938

Total liabilities and shareholders' equity	$8,355,892	$8,340,053

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share amounts)

	Three months ended March 31,
	2008	2007
INTEREST INCOME
Interest and fees on loans	$104,152	$103,981
Interest and dividends on investment securities
Taxable	9,329	7,519
Exempt from federal income tax	1,679	1,228
Dividends	78	65
Interest on temporary investments	203	894

Total interest income	115,441	113,687
INTEREST EXPENSE
Interest on deposits	39,625	41,031
Interest on securities sold under agreements to repurchase and federal funds purchased	749	403
Interest on term debt	1,125	80
Interest on junior subordinated debentures	3,922	3,863

Total interest expense	45,421	45,377

Net interest income	70,020	68,310
PROVISION FOR LOAN AND LEASE LOSSES	15,132	83

Net interest income after provision for loan and lease losses	54,888	68,227
NON-INTEREST INCOME
Service charges on deposit accounts	8,377	7,052
Brokerage commissions and fees	2,175	2,417
Mortgage banking revenue, net	(1,870)	1,799
Net gain on sale of investment securities	3,901	5
Other income	16,400	2,692

Total non-interest income	28,983	13,965
NON-INTEREST EXPENSE
Salaries and employee benefits	28,244	28,269
Net occupancy and equipment	9,116	8,826
Communications	1,778	1,803
Marketing	771	847
Services	4,707	4,604
Supplies	665	780
Intangible amortization	1,491	1,143
Merger related expenses	—	554
Other expenses	104	3,186

Total non-interest expense	46,876	50,012

Income before provision for income taxes	36,995	32,180
Provision for income taxes	12,324	11,518

Net income	$24,671	$20,662

Basic earnings per share	$0.41	$0.36
Diluted earnings per share	$0.41	$0.35

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except shares)

	Common Stock			Accumulated Other
			Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total

BALANCE AT JANUARY 1, 2007	58,080,171	$930,867	$234,783	$(9,439)	$1,156,211
Adoption of fair value option - junior subordinated debentures			(2,064)		(2,064)
Net income			63,268		63,268
Other comprehensive income, net of tax:
Unrealized gains on securities arising during the year				9,052	9,052

Comprehensive income					$72,320

Stock-based compensation		2,684			2,684
Stock repurchased and retired	(4,061,439)	(96,291)			(96,291)
Issuances of common stock under stock plans and related tax benefit	797,856	9,408			9,408
Stock issued in connection with acquisition	5,163,573	142,112			142,112
Cash dividends ($0.74 per share)			(44,442)		(44,442)

Balance at December 31, 2007	59,980,161	$988,780	$251,545	$(387)	$1,239,938

BALANCE AT JANUARY 1, 2008	59,980,161	$988,780	$251,545	$(387)	$1,239,938
Net income			24,671		24,671
Other comprehensive income, net of tax:
Unrealized gains on securities arising during the period				2,646	2,646

Comprehensive income					$27,317

Stock-based compensation		735			735
Stock repurchased and retired	(5,845)	(95)			(95)
Issuances of common stock under stock plans and related tax benefit	85,592	344			344
Cash dividends ($0.19 per share)			(11,449)		(11,449)

Balance at March 31, 2008	60,059,908	$989,764	$264,767	$2,259	$1,256,790

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three months ended March 31,
	2008	2007
Net income	$24,671	$20,662

Unrealized gains arising during the period on investment securities available for sale	8,311	3,107
Reclassification adjustment for gains realized in net income, (net of tax expense of $1,560 and $2 for the three months ended March 31, 2008 and 2007, respectively)	(2,341)	(3)
Income tax expense related to unrealized gains on investment securities, available for sale	(3,324)	(1,240)

Net unrealized gains on investment securities available for sale	2,646	1,864

Comprehensive income	$27,317	$22,526

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three months ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,671	$20,662
Adjustments to reconcile net income to net cash provided by operating activities:
Restricted equity securities stock dividends	(51)	(55)
Amortization of investment premiums, net	194	319
Gain on sale of investment securities available-for-sale	(3,901)	(5)
Loss on sale of other real estate owned	(611)	—
Provision for loan and lease losses	15,132	83
Depreciation, amortization and accretion	3,412	2,507
Change in fair value of mortgage servicing rights	1,923	566
Change in fair value of junior subordinated debentures	(1,883)	(356)
Stock-based compensation	735	567
Net decrease in trading account assets	458	1,194
Origination of loans held for sale	(66,118)	(71,375)
Proceeds from sales of loans held for sale	39,896	70,963
Increase in mortgage servicing rights	(475)	(138)
Excess tax benefits from the exercise of stock options	—	(222)
Net decrease (increase) in other assets	20,249	(5,598)
Net decrease in other liabilities	(9,451)	(6,389)

Net cash provided by operating activities	24,180	12,723

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(355,844)	(88,623)
Proceeds from investment securities available-for-sale	345,515	20,109
Proceeds from investment securities held-to-maturity	737	57
Redemption of restricted equity securities	55	—
Net loan and lease originations	(19,320)	(35,208)
Proceeds from sales of loans	5,392	6,393
Proceeds from disposals of furniture and equipment	66	8
Purchases of premises and equipment	(1,896)	(2,558)
Proceeds from sales of other real estate owned	1,903	—

Net cash used by investing activities	(23,392)	(99,822)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposit liabilities	(76,108)	(9,208)
Net decrease in federal funds purchased	(14,500)	—
Net increase in securities sold under agreements to repurchase	2,002	449
Term debt borrowings	170,000	—
Repayment of term debt	(70,043)	(2,039)
Dividends paid on common stock	(11,436)	(10,476)
Excess tax benefits from the exercise of stock options	—	222
Proceeds from stock options exercised	501	1,427
Retirement of common stock	(95)	(61)

Net cash provided (used) by financing activities	321	(19,686)

Net increase (decrease) in cash and cash equivalents	1,109	(106,785)
Cash and cash equivalents, beginning of period	192,070	335,648

Cash and cash equivalents, end of period	$193,179	$228,863

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$46,807	$46,024
Income taxes	$—	$14,825

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

The accounting and financial reporting policies of Umpqua Holdings Corporation (referred to in this report as “we”, “our” or “the Company”) conform to accounting principles generally accepted in the United States of America. The accompanying interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Umpqua Bank (“Bank”), and Strand, Atkinson, Williams & York, Inc. (“Strand”). All material inter-company balances and transactions have been eliminated. The consolidated financial statements have not been audited. A more detailed description of our accounting policies is included in the 2007 Annual Report filed on Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the 2007 Annual Report filed on Form 10-K.

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

The intangible assets represent the value ascribed to the long-term deposit relationships and merchant services portfolio income stream acquired. These intangible assets are being amortized on an accelerated basis over a weighted average estimated useful life of ten to fifteen years. The intangible assets are estimated not to have a significant residual value. Goodwill represents the excess of the total purchase price paid for North Bay over the fair values of the assets acquired, net of the fair values of liabilities assumed. Goodwill has been assigned to the Company’s Community Banking segment. Goodwill is not amortized, but is evaluated for possible impairment on a quarterly basis and more frequently if events and circumstances indicate that the asset might be impaired. No impairment losses were recognized in connection with intangible or goodwill assets during the period from acquisition to March 31, 2008. At March 31, 2008, goodwill recorded in connection with the North Bay acquisition was $77.0 million. The $1.8 million decrease from April 26, 2007 is primarily due to the recognition of a tax benefit upon exercise of fully vested acquired options.

The following table presents unaudited pro forma results of operations for the three months ended March 31, 2007 as if the acquisition of North Bay had occurred on January 1, 2007. Any cost savings realized as a result of the North Bay merger are not reflected in the pro forma consolidated condensed statements of income. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2007:

Pro Forma Financial Information - Unaudited

(in thousands, except per share data)

	Three months ended March 31, 2007
	Umpqua	North Bay	Pro Forma Adjustments		Pro Forma Combined

Net interest income	$68,310	$6,850	$(190	) (a)	$74,970
Provision for loan and lease losses	83	—	—		83
Non-interest income	13,965	1,125	—		15,090
Non-interest expense	50,012	5,480	96	(b)	55,588

Income before income taxes	32,180	2,495	(286)		34,389
Provision for income taxes	11,518	827	(114	) (c)	12,231

Net income	$20,662	$1,668	$(172)		$22,158

Earnings per share:
Basic	$0.36				$0.35
Diluted	$0.35				$0.35
Average shares outstanding:
Basic	58,176	4,170	951	(d)	63,297
Diluted	58,830	4,329	987	(d)	64,146

(a)	Consists of net amortization of fair value adjustments related to the North Bay acquisition.

(b)	Consists of merger related expenses of $554,000 at Umpqua, adjusted for amortization of intangible assets and premises purchase accounting adjustment related to the North Bay acquisition.

(c)	Income tax effect of pro forma adjustments at 40%.

(d)	Additional shares issued at an exchange ratio of 1.228:1.

The following table summarizes activity in the Company’s accrued restructuring charges related to the North Bay acquisition which are recorded in other liabilities:

Accrued Restructuring Charges

(in thousands)

Three months ended March 31, 2008
Beginning balance	$1,014
Additions:
Severance, retention and other compensation	11
Utilization:
Cash payments	(426)

Ending Balance	$599

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

The Company determines its classes of servicing assets based on the asset type being serviced along with the methods used to manage the risk inherent in the servicing assets, which includes the market inputs used to value the servicing assets. The Company elected to measure its residential mortgage servicing assets at fair value subsequent to adoption. Since there was no difference between the carrying amount and fair value of the mortgage servicing rights (“MSR”) on the date of adoption, there was no cumulative effect adjustment to retained earnings.

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

Mortgage Servicing Rights

(in thousands)

	Three months ended March 31,
	2008	2007

Balance, beginning of period(1)	$10,088	$9,952
Additions for new mortgage servicing rights capitalized	475	138
Changes in fair value:
Due to changes in model inputs or assumptions(2)	(659)	(10)
Other(3)	(1,264)	(556)

Balance, end of period	$8,640	$9,524

Balance of loans serviced for others	$866,652	$925,541
MSR as a percentage of serviced loans	1.00%	1.03%

(1)	Represents fair value as of December 31, 2007 and December 31, 2006.

(2)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(3)	Represents changes due to collection/realization of expected cash flows over time.

The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in mortgage banking revenue on the consolidated statements of income, were $600,000 for the three months ended March 31, 2008, as compared to $638,000 for the three months ended March 31, 2007.

Retained mortgage servicing rights are measured at fair values as of the date of sale. We use quoted market prices when available. Subsequent fair value measurements are determined using a discounted cash flow model. In order to determine the fair value of the MSR, the present value of expected future cash flows is estimated. Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income. This model is periodically validated by an independent external model validation group. The model assumptions and the MSR fair value estimates are also compared to observable trades of similar portfolios as well as to MSR broker valuations and industry surveys. Key assumptions used in measuring the fair value of MSR as of March 31, 2008 were as follows:

Constant prepayment rate	12.57%
Discount rate	8.85%
Weighted average life (years)	5.5

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

Note 4 – Junior Subordinated Debentures

As of March 31, 2008, the Company had 14 wholly-owned trusts (“Trusts”) that were formed to issue trust preferred securities and related common securities of the Trusts and are not consolidated. One Trust, representing an obligation of approximately $10.3 million (fair value of approximately $10.3 million as of the merger date), was assumed in connection with the North Bay merger and subsequently redeemed in June 2007. Nine Trusts, representing aggregate total obligations of approximately $96.0 million (fair value of approximately $107.3 million as of the merger dates), were assumed in connection with previous mergers.

Following is information about the Trusts as of March 31, 2008:

Junior Subordinated Debentures

(in thousands)

Trust Name	Issue Date	Issued Amount	Carrying Value (1)	Rate (2)	Effective Rate (3)	Maturity Date	Redemption Date
AT FAIR VALUE:
Umpqua Statutory Trust II	October 2002	$20,619	$20,825	Floating (4)	6.44%	October 2032	October 2007
Umpqua Statutory Trust III	October 2002	30,928	31,201	Floating (5)	6.44%	November 2032	November 2007
Umpqua Statutory Trust IV	December 2003	10,310	10,370	Floating (6)	6.44%	January 2034	January 2009
Umpqua Statutory Trust V	December 2003	10,310	10,243	Floating (6)	6.44%	March 2034	March 2009
Umpqua Master Trust I	August 2007	41,238	37,378	Floating (7)	6.44%	September 2037	September 2012
Umpqua Master Trust IB	September 2007	20,619	19,786	Floating (8)	6.44%	December 2037	December 2012

		134,024	129,803

AT AMORTIZED COST:
HB Capital Trust I	March 2000	5,310	6,538	10.875%	7.98%	March 2030	March 2010
Humboldt Bancorp Statutory Trust I	February 2001	5,155	6,042	10.200%	8.06%	February 2031	February 2011
Humboldt Bancorp Statutory Trust II	December 2001	10,310	11,579	Floating (9)	5.20%	December 2031	December 2006
Humboldt Bancorp Staututory Trust III	September 2003	27,836	31,179	6.75%(10)	5.07%	September 2033	September 2008
CIB Capital Trust	November 2002	10,310	11,383	Floating (5)	5.51%	November 2032	November 2007
Western Sierra Statutory Trust I	July 2001	6,186	6,303	Floating (11)	4.84%	July 2031	July 2006
Western Sierra Statutory Trust II	December 2001	10,310	10,505	Floating (9)	4.39%	December 2031	December 2006
Western Sierra Statutory Trust III	September 2003	10,310	10,442	Floating (12)	5.80%	September 2033	September 2008
Western Sierra Statutory Trust IV	September 2003	10,310	10,442	Floating (12)	5.80%	September 2033	September 2008

		96,037	104,413

	Total	$230,061	$234,216

(1)	Includes purchase accounting adjustments, net of accumulated amortization, for junior subordinated debentures assumed in connection with the North Bay and previous mergers as well as fair value adjustment pursuant to the adoption of SFAS No. 159 related to trusts recorded at fair value.

(2)	Contractual interest rate of junior subordinated debentures.

(3)	Effective interest rate based upon the carrying value as of March 2008.

(4)	Rate based on LIBOR plus 3.35%, adjusted quarterly.

(5)	Rate based on LIBOR plus 3.45%, adjusted quarterly.

(6)	Rate based on LIBOR plus 2.85%, adjusted quarterly.

(7)	Rate based on LIBOR plus 1.35%, adjusted quarterly.

(8)	Rate based on LIBOR plus 2.75%, adjusted quarterly.

(9)	Rate based on LIBOR plus 3.60%, adjusted quarterly.

(10)	Rate fixed for 5 years from issuance, then adjusted quarterly thereafter based on LIBOR plus 2.95%.

(11)	Rate based on LIBOR plus 3.58%, adjusted quarterly.

(12)	Rate based on LIBOR plus 2.90%, adjusted quarterly.

The $230.1 million of trust preferred securities issued to the Trusts as of March 31, 2008 ($230.1 million as of December 31, 2007) are reflected as junior subordinated debentures in the consolidated balance sheets. The common stock issued by the Trusts is recorded in other assets in the consolidated balance sheets, and totaled $6.9 million at March 31, 2008 and December 31, 2007.

All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of March 31, 2008, under guidance issued by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Effective April 11, 2005, the Federal Reserve Board adopted a rule that permits the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. Under the Federal Reserve Board rule, after a five-year transition period ending March 31, 2009, the aggregate amount of trust preferred securities and certain other restricted core capital elements is limited to 25% of Tier 1 capital, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. At March 31, 2008, the Company’s restricted core capital elements were 31% of total core capital, net of goodwill. There can be no assurance that the Federal Reserve Board will not further limit the amount of trust preferred securities permitted to be included in Tier 1 capital for regulatory capital purposes.

Effective January 1, 2007 the company adopted SFAS No. 159 and SFAS No. 157 allowing us to measure certain financial assets and liabilities at fair value. Umpqua selected the fair value measurement option for certain pre-existing junior subordinated debentures of $97.9 million (the Umpqua Statutory Trusts) as of the adoption date. The remaining junior subordinated debentures as of the adoption date were acquired through business combinations and were measured at fair value at the time of acquisition. Accounting for selected junior subordinated debentures at fair value enables us to more closely align our financial performance with the economic value of those liabilities. Additionally, we believe it improves our ability to manage the market and interest rate risks associated with the junior subordinated debentures. The junior subordinated debentures measured at fair value and amortized cost have been presented as separate line items on the balance sheet. We use a discounted cash flow model to determine the fair value of the junior subordinated debentures using market discount rate assumptions.

As a result of the fair value measurement election for the above financial instruments, we recorded gains of $1.6 million for the three months ended March 31, 2008, as compared to $329,000 for the three months ended March 31, 2007, resulting from the change in fair value of the junior subordinated debentures recorded at fair value. The change in fair value resulted from widening spreads on comparable new issuances. These gains were recorded as other non-interest income. Interest expense on junior subordinated debentures is recorded on an accrual basis. The junior subordinated debentures recorded at fair value of $129.8 million had contractual unpaid principal amounts of $134.0 million outstanding as of March 31, 2008.

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

Rent expense for the three months ended March 31, 2008 and 2007 was $3.0 million and $2.8 million, respectively. Rent expense was offset by rent income of $182,000 and $143,000 for the three months ended March 31, 2008 and 2007, respectively.

Financial Instruments with Off-Balance-Sheet Risk — The Company’s financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank’s business and involve elements of credit, liquidity and interest rate risk. The following table presents a summary of the Bank’s commitments and contingent liabilities:

(in thousands)

As of March 31, 2008
Commitments to extend credit	$1,386,849
Commitments to extend overdrafts	$186,554
Commitments to originate loans held-for-sale	$44,168
Forward sales commitments	$46,647
Standby letters of credit	$61,800

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, and financial guarantees written, is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance- sheet instruments.

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position. There were no counterparty default losses on forward contracts in the three months ended March 31, 2008 and 2007. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At March 31, 2008, the Bank had commitments to originate mortgage loans held for sale totaling $44.2 million with a net fair value asset of approximately $81,000. As of that date, it also had forward sales commitments of $46.7 million with a net fair value liability of $300,000. The Bank recorded a loss of $124,000 and $10,000 related to its commitments to originate mortgage loans and related forward sales commitments in the three months ended March 31, 2008 and 2007, respectively. Gains or losses related to these commitments are generally offset with gains or losses on the sale of loans.

In the fourth quarter of 2007, the Company began using derivative instruments to hedge the risk of changes in the fair value of MSR due to changes in interest rates. Starting in late February 2008 and continuing into March 2008, the bond markets experienced extraordinary volatility. This volatility resulted in widening spreads and price declines on the derivative instruments that were not offset by corresponding gains in the MSR asset. As a result, a $2.4 million charge was recognized within mortgage banking revenue. In March the Company discontinued the MSR hedge completely given the continued volatility.

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank has not been required to perform on any financial guarantees and did not incur any losses in connection with standby letters of credit during the three months ended March 31, 2008 and 2007. At March 31, 2008, approximately $42.8 million of standby letters of credit expire within one year, and $19.0 million expire thereafter. Upon issuance, the Company recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. Fees are recognized ratably over the term of the standby letter of credit. The fair value of guarantees associated with standby letters of credit was $222,000 as of March 31, 2008.

At March 31, 2008, the reserve for unfunded commitments, which is included in other liabilities on the consolidated balance sheet, was $1.1 million. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amount of commitments, loss experience, and economic conditions.

Mortgage loans sold to investors may be sold with servicing rights retained, with only the standard legal representations and warranties regarding recourse to the Bank. Management believes that any liabilities that may result from such recourse provisions are not significant.

Legal Proceedings— In November 2007, Visa Inc. (“Visa”) announced that it had reached a settlement with American Express related to an antitrust lawsuit. Umpqua Bank and other Visa member banks are obligated to fund the settlement and share in losses resulting from this litigation. In the fourth quarter of 2007, the Company recorded a liability and corresponding expense of approximately $3.9 million pre-tax, for its proportionate share of that settlement.

In addition, Visa notified the Company that it had established a contingency reserve related to unsettled litigation with Discover Card. In connection with this contingency, the Company recorded, in the fourth quarter of 2007, a liability and corresponding expense of $1.2 million pre-tax, for its proportionate share of that liability. The Company is not a party to the Visa litigation and its liability arises solely from the Bank’s membership interest in Visa, Inc.

Previously, Visa announced that it completed restructuring transactions in preparation for an initial public offering of its Class A stock planned for early 2008, and, as part of those transactions, Umpqua Bank’s membership interest was exchanged for Class B stock of Visa. In March 2008, Visa completed its initial public offering. Using the proceeds from this offering, Visa established a $3.0 billion escrow account to cover settlements, resolution of pending litigation and related claims (“covered litigation”). In connection with Visa’s establishment of the litigation escrow account, the Company reversed the $5.2 million Visa litigation related reserve in the first quarter of 2008, reflected as a reduction of other non-interest expense.

As a result of Visa’s initial public offering, we received $12.6 million in proceeds from a mandatory partial redemption of our restricted Class B common stock, which is recording in other income. As of March 31, 2008, Umpqua owns 468,659 shares of Class B common stock. These shares are restricted and may not be transferred until the later of (1) three years from the date of the initial public offering or (2) the period of time necessary to resolve the covered litigation. A conversion ratio of 0.71429 was established for the conversion rate of Class B shares into Class A shares. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

In the ordinary course of business, various claims and lawsuits are brought by and against the Company, the Bank and Strand. In the opinion of management, there is no pending or threatened proceeding in which an adverse decision could result in a material adverse change in the Company’s consolidated financial condition or results of operations.

Concentrations of Credit Risk - The Company grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington and California. In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 79% of the Company’s loan and lease portfolio at March 31, 2008, and December 31, 2007. Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, such as was seen with the deterioration in the residential development market since 2007, could have an adverse impact on the repayment of these loans. Personal and business incomes represent the primary source of repayment for a majority of these loans.

The Bank recognizes the credit risks inherent in dealing with other depository institutions. Accordingly, to prevent excessive exposure to any single correspondent, the Bank has established general standards for selecting correspondent banks as well as internal limits for allowable exposure to any single correspondent. In addition, the Bank has an investment policy that sets forth limitations that apply to all investments with respect to credit rating and concentrations with an issuer.

Note 6 – Stock-Based Compensation

The compensation cost related to stock options, restricted stock and restricted stock units (included in salaries and employee benefits) was $735,000 and $567,000 for the three months ended March 31, 2008 and 2007, respectively. The total income tax benefit recognized in the income statement related to stock based compensation was $294,000 and $227,000 for the three months ended March 31, 2008 and 2007, respectively.

The following table summarizes information about stock option activity for the three months ended March 31, 2008:

(in thousands, except per share data)

	Three months ended March 31, 2008
	Options Outstanding	Weighted-Avg Exercise Price	Weighted-Avg Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, beginning of period	1,582	$15.94
Granted	330	$15.50
Exercised	(58)	$8.65
Forfeited/expired	(29)	$21.33

Balance, end of period	1,825	$16.01	5.93	$4,308

Options exercisable, end of period	1,212	$14.68	4.72	$4,298

The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of options exercised was $350,000 and $2.3 million for the three months ended March 31, 2008 and 2007, respectively. During the three months ended March 31, 2008 and 2007, the amount of cash received from the exercise of stock options was $501,000 and $1.4 million, respectively.

The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. The following assumptions were used for stock options granted in the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
	2008	2007
Dividend yield	4.33%	3.29%
Expected life (years)	7.3	6.2
Expected volatility	32%	34%
Risk-free rate	3.19%	4.46%
Weighted average grant date fair value of options granted	$3.43	$7.49

The Company grants restricted stock periodically as a part of the 2003 Stock Incentive Plan for the benefit of employees. Restricted shares issued generally vest on an annual basis over five years. The following table summarizes information about non-vested restricted shares as of March 31, 2008 and the changes for the three months ended March 31, 2008:

(in thousands, except per share data)

	Three months ended March 31, 2008
	Restricted Shares Outstanding	Weighted Average Grant Date Fair Value
Balance, beginning of period	247	$25.11
Granted	27	$15.43
Released	(27)	$28.09
Forfeited/expired	(10)	$27.83

Balance, end of period	237	$23.56

A deferred restricted stock award was granted to an executive in the second quarter of 2007. The award vests monthly based on continued service in various increments through July 1, 2011. The Company will issue certificates for the vested award within the seventh month following termination of the executive’s employment.

The total fair value of restricted shares vested and released during the three months ended March 31, 2008 was $448,000. This compared to the total fair value of restricted shares vested and released during the three months ended March 31, 2007 of $469,000.

The Company grants restricted stock units as a part of the 2007 Long Term Incentive Plan for the benefit of certain executive officers. Restricted stock unit grants are subject to performance-based vesting as well as other approved vesting conditions. In the second quarter of 2007, restricted stock units were granted that cliff vest after three years based on performance and service conditions. In the first quarter of 2008, additional restricted stock units were granted to these executives under substantially similar vesting terms. The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the performance and service conditions set forth in the grant agreements. The following table summarizes information about restricted stock units as of March 31, 2008 and the changes for the three months ended March 31, 2008:

(in thousands, except per share data)

	Three months ended March 31, 2008
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance, beginning of period	194	$24.52
Granted	183	$14.33
Released	—	$0.00
Forfeited/expired	—	$0.00

Balance, end of period	377	$19.57

As of March 31, 2008, there was $2.7 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 3.3 years. As of March 31, 2008, there was $4.6 million of total unrecognized compensation cost related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 3.7 years. As of March 31, 2008, there was $1.6 million of total unrecognized compensation cost related to non-vested restricted stock units which is expected to be recognized over a weighted-average period of 2.4 years.

For the three months ended March 31, 2008 and 2007, the Company received income tax benefits of $319,000 and $1.0 million, respectively, related to the exercise of non-qualified employee stock options, disqualifying dispositions in the exercise of incentive stock options and the vesting of restricted shares. In the three months ended March 31, 2008, the Company had tax deficiencies (tax deficiency resulting from tax deductions less than the compensation cost recognized) of $133,000, compared to excess tax benefits (tax benefits resulting from tax deductions in excess of the compensation cost recognized) of $222,000 for the three months ended March 31, 2007. Cash flows from excess tax benefits are classified as financing cash flows.

Note 7 – Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as the Oregon and California state jurisdictions. Except for the California amended returns of an acquired institution for the tax years 2001 and 2002, and only as it relates to the net interest deduction taken on these amended returns (for which the Company’s exposure is insignificant), the Company is no longer subject to U.S. federal or Oregon state examinations by tax authorities for years before 2004 and California state examinations for years before 2003. The Internal Revenue Service concluded an examination of the Company’s U.S. income tax returns for 2003 and 2004 in the second quarter of 2006. The results of the examination had no significant impact on the financial statements.

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

The following is a computation of basic and diluted earnings per share for the three months ended March 31, 2008 and 2007:

Earnings per Share

(in thousands, except per share data)

	Three months ended
	March 31,
	2008	2007
Basic earnings per share:
Weighted average shares outstanding	60,029	58,176
Net income	$24,671	$20,662
Basic earnings per share	$0.41	$0.36
Diluted earnings per share:
Weighted average shares outstanding	60,029	58,176
Net effect of the assumed exercise of stock options, vesting of restricted shares and vesting of restricted stock units based on the treasury stock method	348	654

Total weighted average shares and common stock equivalents outstanding	60,377	58,830

Net income	$24,671	$20,662
Diluted earnings per share	$0.41	$0.35

Note 9 – Segment Information

The Company operates three primary segments: Community Banking, Mortgage Banking and Retail Brokerage. The Community Banking segment’s principal business focus is the offering of loan and deposit products to business and retail customers in its primary market areas. As of March 31, 2008, the Community Banking segment operated 147 stores located throughout Oregon, Northern California and Washington.

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

Summarized financial information concerning the Company’s reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

Segment Information

	Three Months Ended March 31, 2008
(in thousands)	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated

Interest income	$112,155	$—	$3,286	$115,441
Interest expense	43,828	—	1,593	45,421

Net interest income	68,327	—	1,693	70,020
Provision for loan and lease losses	15,132	—	—	15,132
Non-interest income	28,517	2,299	(1,833)	28,983
Non-interest expense	42,713	2,172	1,991	46,876

Income before income taxes	38,999	127	(2,131)	36,995
Provision for income taxes	13,124	52	(852)	12,324

Net income	$25,875	$75	$(1,279)	$24,671

	Three Months Ended March 31, 2007
(in thousands)	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated

Interest income	$109,469	$15	$4,203	$113,687
Interest expense	42,458	—	2,919	45,377

Net interest income	67,011	15	1,284	68,310
Provision for loan and lease losses	83	—	—	83
Non-interest income	9,536	2,540	1,889	13,965
Non-interest expense	45,175	2,455	2,382	50,012

Income before income taxes	31,289	100	791	32,180
Provision for income taxes	11,166	36	316	11,518

Net income	$20,123	$64	$475	$20,662

	March 31, 2008
(in thousands)	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated

Total assets	$8,116,370	$8,399	$231,123	$8,355,892
Total loans	$5,865,910	$—	$179,046	$6,044,956
Total deposits	$6,504,409	$—	$8,829	$6,513,238

	December 31, 2007
(in thousands)	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated

Total assets	$8,120,970	$8,332	$210,751	$8,340,053
Total loans	$5,869,125	$—	$186,510	$6,055,635
Total deposits	$6,581,709	$—	$7,617	$6,589,326

Note 10 – Fair Value Measurement

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data. In general, fair values determined by Level 1 inputs utilize quoted prices for identical assets or liabilities traded in active markets that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2008

(in thousands)

	Fair Value at March 31, 2008
Description	Total	Level 1	Level 2	Level 3

Trading securities	$2,379	$2,379	$—	$—
Available-for-sale securities	1,068,914	—	1,068,914	—
Mortgage Servicing Rights	8,640	—	8,640	—

Total assets measured at fair value	$1,079,933	$2,379	$1,077,554	$—

Junior subordinated debentures, at fair value	$129,803	$—	$129,803	$—

Total liabilities measured at fair value	$129,803	$—	$129,803	$—

The following methods were used to estimate the fair value of each class of financial instrument above:

Securities - Fair values for investment securities are based on quoted market prices when available or through the use of alternative approaches, such as matrix or model pricing, when market quotes are not readily accessible or available.

Mortgage Servicing Rights - The fair value of mortgage servicing rights is estimated using a discounted cash flow model.

Junior Subordinated Debentures - The fair value of junior subordinated debentures is estimated using a discounted cash flow model.

Additionally, from time to time, certain assets are measured at fair value on a nonrecurring basis. These adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following table presents information about the Company’s assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2008, and the total change resulting from these fair value adjustments for the three months ended March 31, 2008

(in thousands)

					Three months ended
	Fair Value at March 31, 2008				March 31, 2008
Description	Total	Level 1	Level 2	Level 3	Total Loss

Loans and leases	$11,914	$—	$—	$11,914	$9,172

The loans and leases amount above represents impaired, collateral dependent loans that have been adjusted to fair value. When we identify a collateral dependent loan as impaired we measure the impairment using the current fair value of the collateral, less selling costs. Depending on the characteristics of a loan, the fair value of collateral is estimated by obtaining external appraisals. If we determine that the value of the impaired loan is less than the recorded investment in the loan, we recognize this impairment and adjust the carrying value of the loan to fair value through the allowance for loan and lease losses. The loss represents charge-offs or impairments on collateral dependent loans for fair value adjustments based on the fair value of collateral.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report contains certain forward-looking statements, which are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. These statements may include statements that expressly or implicitly predict future results, performance or events. All statements other than statements of historical fact are forward-looking statements. In addition, the words “anticipates,” “expects,” believes,” “estimates” and “intends” and words or phrases of similar meaning identify forward-looking statements. We make forward-looking statements regarding projected sources of funds, adequacy of our allowance for loan and lease losses and provision for loan and lease losses, and subsequent charge-offs. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the control of Umpqua. Risks and uncertainties include those set forth in filings with the SEC and the following:

•	The ability to attract new deposits and loans

•	Competitive market pricing factors

•	Deterioration in economic conditions that could result in increased loan and lease losses

•	Market interest rate volatility

•	Changes in legal or regulatory requirements or the results of regulatory examinations that could restrict growth

•	The ability to recruit and retain certain key management and staff

•	Risks associated with merger integration

•	Significant decline in the market value of the Company that could result in an impairment of goodwill

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

Strand is a registered broker-dealer and investment advisor with offices in Portland, Eugene, and Medford, Oregon, and in many Umpqua Bank stores. The firm is one of the oldest investment companies in the Northwest and is active in many community events. Strand offers a full range of investment products and services including: stocks, fixed income securities (municipal, corporate, and government bonds, CDs, and money market instruments), mutual funds, annuities, options, retirement planning, money management services, life insurance, disability insurance and medical supplement policies.

Executive Overview

Highlights for the first quarter of 2008 were as follows:

•

Non-performing assets decreased to $88.3 million, or 1.06% of total assets, as of March 31, 2008, compared to $98.0 million, or 1.18% of total assets as of December 31, 2007. Non-performing loans decreased to $75.0 million, or 1.24% of total loans, as of March 31, 2008, compared to $91.1 million, or 1.50% of total loans as of December 31, 2007. This represents a 18% and a 10% reduction in non-performing loans and non-performing assets, respectively, from December 31, 2007.

•

Net charge-offs increased to $13.5 million for the three months ended March 31, 2008, or 0.89% of average loans and leases (annualized), as compared to net recoveries of $90,000 or 0.01% of average loans and leases (annualized) for the three months ended March 31, 2007. In comparison to fourth quarter 2007 net charge-offs of $21.2 million, first quarter 2008 net charge-offs have declined 36%.

•

The provision for loan and lease losses was $15.1 million for the three months ended March 31, 2008, as compared to the $83,000 recognized for the three months ended March 31, 2007. This resulted from the increase in net charge-offs and non-performing assets between the two periods. In comparison to the fourth quarter 2007 provision for loan and lease losses of $17.8 million, first quarter 2008 provision for loan and lease losses have declined 15%.

•

As a result of the Visa Inc. (“Visa”) initial public offering, we received $12.6 million in proceeds from a mandatory partial redemption of our restricted Class B common stock. Additionally we reversed our fourth quarter 2007 Visa related litigation reserve of $5.2 million. The value of unredeemed Class A equivalent shares owned by the Company was $20.9 million as of March 31, 2008, and has not been reflected in the accompanying financial statements.

•	The Company recognized gains on sale of investment securities of $3.9 million in the three months ended March 31, 2008.

•	We recorded a gain of $1.6 million representing the change in fair value on our junior subordinated debentures measured at fair value due to widening spreads for new issuances.

•

Mortgage banking incurred a $1.9 million loss for the three months ended March 31, 2008, compared to a $1.8 million gain for the three months ended March 31, 2007. This resulted from a $2.4 million loss on an ineffective mortgage servicing right (“MSR”) hedge due to a widening spreads and price declines that was not offset by a corresponding gain in the related MSR asset. Additionally, a $1.6 million impairment in the MSR asset was recorded due to the declining mortgage rates in the quarter.

•

Net interest margin, on a tax equivalent basis, declined 2 basis points to 3.98% for the three months ended March 31, 2008, compared to the immediately preceding quarter. Earning asset yields declined 40 basis points this quarter, primarily due to the recent reductions in the prime rate, while the cost of interest bearing deposits declined by 50 basis points.

•	Net income per diluted share was $0.41 for the three months ended March 31, 2008, as compared to $0.35 per diluted share earned in the three months ended March 31, 2007.

•

Total gross loans and leases were $6.0 billion as of March 31, 2008, nearly unchanged as compared to December 31, 2007. The pace of loan growth slowed from the prior period primarily as a result of seasonality and the economic downturn experienced in some of the communities we serve.

•

Total deposits were $6.5 billion as of March 31, 2008, compared to $6.6 billion as of December 31, 2007, a decrease of $76.1 million or 4.6% annualized. The decline resulted primarily from seasonal declines and the slowing economic environment.

•	Total consolidated assets were $8.4 billion as of March 31, 2008, compared to $8.3 billion as of December 31, 2007, an increase of $15.8 million.

•	Cash dividends declared in the first quarter of 2008 was $0.19 per share which was comparable to the fourth quarter of 2007, but an increase from the $0.18 declared in the first quarter of 2007.

Summary of Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2007 included in the Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 26, 2008. Not all of these critical accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes that the following policies would be considered critical under the SEC’s definition.

Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

The Bank performs regular credit reviews of the loan and lease portfolio to determine the credit quality of the portfolio and the adherence to underwriting standards. When loans and leases are originated, they are assigned a risk rating from 1 to 10 that is assessed periodically during the term of the loan through the credit review process. The 10 risk rating categories are a primary factor in determining an appropriate amount for the allowance for loan and lease losses. The Bank has a management Allowance for Loan and Lease Losses (“ALLL”) Committee, which is responsible for, among other things, regular review of the ALLL methodology, including loss factors, and ensuring that it is designed and applied in accordance with generally accepted accounting principles. The ALLL Committee reviews and approves loans recommended for impaired status. The ALLL Committee also approves removing loans from impaired status. The Bank’s Audit and Compliance Committee provides board oversight of the ALLL process and reviews and approves the ALLL methodology on a quarterly basis.

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

Management believes that the ALLL was adequate as of March 31, 2008. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 79% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses. Over the last several quarterly reporting periods, there has been deterioration in the residential development market which has led to an increase in non-performing loans and allowance for loan and lease loss. A continued deterioration in this market may lead to additional charges to the provision for loan and lease losses.

Mortgage Servicing Rights

Retained mortgage servicing rights are measured by quoted market prices. Subsequent fair value measurements are determined using a discounted cash flow model. The expected life of the loan can vary from management’s estimates due to prepayments by borrowers, especially when interest rates fall. Prepayments in excess of management’s estimates would negatively impact the recorded value of the mortgage servicing rights. The value of the mortgage servicing rights is also dependent upon the discount rate used in the model. Management reviews this rate on an ongoing basis based on current market rates. A significant increase in the discount rate would reduce the value of mortgage servicing rights.

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

Valuation of Goodwill and Intangible Assets

At March 31, 2008, we had $763.3 million in goodwill and other intangible assets as a result of business combinations. Goodwill and other intangibles with indefinite lives are not amortized but instead are periodically tested for impairment. Management performs an impairment analysis for the intangible assets with indefinite lives on a quarterly basis and determined that there was no impairment as of March 31, 2008. The valuation is determined using discounted cash flows of forecasted earnings, estimated sales price based on recent observable market transactions and market capitalization based on current stock price. If impairment was deemed to exist, a write down of the asset would occur with a charge to earnings. The impairment analysis requires management to make subjective judgments. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures, technology, changes in discount rates and specific industry and market conditions.

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

Recent Accounting Pronouncements

In December 2007, FASB issued SFAS No. 141 (revised), Business Combinations. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquired entity and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We are currently evaluating the impact of the adoption of SFAS No.141R.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS No. 161 expands the disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. This includes enhanced disclosures regarding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective on January 1, 2009 for the Company, to be applied prospectively. We are currently evaluating the impact of the adoption of SFAS No.161.

RESULTS OF OPERATIONS

OVERVIEW

For the three months ended March 31, 2008, net income was $24.7 million, or $0.41 per diluted share, as compared to $20.7 million, or $0.35 per diluted share for the three months ended March 31, 2007. The increase in net income for the three months ended March 31, 2008 is principally attributable to increased non-interest income and decreased non-interest expense, partially offset by increased provision for loan losses. We completed the acquisition of North Bay Bancorp April 26, 2007 and the results of the acquired operations are only included in our financial results starting on April 27, 2007.

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

The following table presents a reconciliation of operating income and operating income per diluted share to net income and net income per diluted share for the three March 31, 2008 and 2007:

Reconciliation of Operating Income to Net Income

(in thousands, except per share data)

	Three months ended March 31,
	2008	2007
Net income	$24,671	$20,662
Merger-related expenses, net of tax	—	332

Operating income	$24,671	$20,994

Per diluted share:
Net income	$0.41	$0.35
Merger-related expenses, net of tax	—	0.01

Operating income	$0.41	$0.36

The following table presents the returns on average assets, average shareholders’ equity and average tangible shareholders’ equity for the three months ended March 31, 2008 and 2007. For each of the periods presented, the table includes the calculated ratios based on reported net income and operating income as shown in the Table above. Our return on average shareholders’ equity is negatively impacted as the result of capital required to support goodwill. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger-related intangible assets, we believe it beneficial to also consider the return on average tangible shareholders’ equity. The return on average tangible shareholders’ equity is calculated by dividing net income by average shareholders’ equity less average intangible assets. The return on average tangible shareholders’ equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average shareholders’ equity.

Returns on Average Assets, Shareholders’ Equity and Tangible Shareholders’ Equity

(dollars in thousands)

	Three months ended March 31,
	2008	2007
Returns on average assets:
Net income	1.20%	1.15%
Operating income	1.20%	1.17%

Returns on average shareholders’ equity:
Net income	7.94%	7.22%
Operating income	7.94%	7.33%

Returns on average tangible shareholders’ equity:
Net income	20.44%	17.36%
Operating income	20.44%	17.64%

Calculation of average tangible shareholders’ equity:
Average shareholders’ equity	$1,249,391	$1,161,185
Less: average intangible assets	(763,989)	(678,577)

Average tangible shareholders’ equity	$485,402	$482,608

NET INTEREST INCOME

Net interest income is the largest source of our operating income. Net interest income for the three months ended March 31, 2008 was $70.0 million, an increase of $1.7 million or 3% over the same period in 2007. Net interest income for the three months ended March 31, 2008 was negatively impacted by a $281,000 reversal of interest income on non-accrual loans during the quarter. The results for the three months ended March 31, 2008 as compared to the same period in 2007 are attributable to growth in outstanding average interest-earning assets, primarily loans and leases, offset by both growth in interest-bearing liabilities, primarily money-market and time deposits, and a decrease in net interest margin. In addition to organic growth, the North Bay merger, which was completed on April 26, 2007, contributed to the increase in interest-earning assets and interest-bearing liabilities in the three months ended March 31, 2008 over the same period in 2007. The fair value of interest-earning assets acquired as a result of the North Bay merger totaled $523.5 million, and interest-bearing liabilities totaled $572.2 million.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax-equivalent basis was 3.98% for the three months ended March 31, 2008, a decrease of 49 basis points as compared to the same period in 2007. The decreased yield on interest-earning assets of 89 basis points in the three months ended March 31, 2008 primarily resulted from the recent reductions in the prime rate. This decline was partially offset by the decrease in our interest expense to earning assets of 40 basis points from the lower costs of interest bearing deposits. The $281,000 reversal of interest income on non-accrual loans in the quarter contributed to a 2 basis point decline in the tax equivalent net interest margin during the quarter.

Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds. The following table presents condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three months ended March 31, 2008 and 2007:

Average Rates and Balances (Quarterly)

(dollars in thousands)

	Three months ended March 31, 2008			Three months ended March 31, 2007
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Loans and leases (1)	$6,082,366	$104,152	6.89%	$5,398,962	$103,981	7.81%
Taxable securities	876,813	9,407	4.29%	658,694	7,584	4.61%
Non-taxable securities (2)	173,749	2,412	5.55%	118,808	1,749	5.89%
Temporary investments (3)	25,685	203	3.18%	68,706	894	5.28%

Total interest earning assets	7,158,613	116,174	6.53%	6,245,170	114,208	7.42%
Allowance for loan and lease losses	(84,447)			(60,180)
Other assets	1,213,477			1,071,798

Total assets	$8,287,643			$7,256,788

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	$3,311,923	$18,176	2.21%	$2,849,762	$20,783	2.96%
Time deposits	1,942,903	21,449	4.44%	1,745,615	20,248	4.70%
Federal funds purchased and repurchase agreements	97,491	749	3.09%	54,489	403	3.00%
Term debt	111,245	1,125	4.07%	8,639	80	3.76%
Junior subordinated debentures	236,077	3,922	6.68%	206,039	3,863	7.60%

Total interest-bearing liabilities	5,699,639	45,421	3.21%	4,864,544	45,377	3.78%
Non-interest-bearing deposits	1,250,628			1,158,203
Other liabilities	87,985			72,856

Total liabilities	7,038,252			6,095,603
Shareholders’ equity	1,249,391			1,161,185

Total liabilities and shareholders’ equity	$8,287,643			$7,256,788

NET INTEREST INCOME (2)		$70,753			$68,831

NET INTEREST SPREAD			3.32%			3.64%

AVERAGE YIELD ON EARNING ASSETS (1), (2)			6.53%			7.42%
INTEREST EXPENSE TO EARNING ASSETS			2.55%			2.95%

NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			3.98%			4.47%

(1)	Non-accrual loans and mortgage loans held for sale are included in the average balance.

(2)	Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $733,000 and $521,000 for the three months ended March 31, 2008 and 2007, respectively.

(3)	Temporary investments include federal funds sold and interest-bearing deposits at other banks.

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three months ended March 31, 2008 as compared to the same period in 2007. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Rate/Volume Analysis (Quarterly)

(in thousands)

	Three months ended March 31, 2008 compared to 2007
	Increase (decrease) in interest income and expense due to changes in
	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans and leases	$12,384	$(12,213)	$171
Taxable securities	2,369	(546)	1,823
Non-taxable securities (1)	768	(105)	663
Temporary investments	(425)	(266)	(691)

Total (1)	15,096	(13,130)	1,966

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	3,040	(5,647)	(2,607)
Time deposits	2,211	(1,010)	1,201
Repurchase agreements and federal funds	329	17	346
Term debt	1,037	8	1,045
Junior subordinated debentures	527	(468)	59

Total	7,144	(7,100)	44

Net increase in net interest income (1)	$7,952	$(6,030)	$1,922

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

PROVISION FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses was $15.1 million for the three months ended March 31, 2008, compared to $83,000 for the same period in 2007. As an annualized percentage of average outstanding loans, the provision for loan losses recorded for the three months ended March 31, 2008 was 1.00% as compared to 0.01% in the same period in 2007.

The increase in the provision for loan and lease losses in the three months ended March 31, 2008 as compared to the same period in 2007 is principally attributable to an increase in non-performing loans and leases related primarily to the housing market downturn and its impact on our residential development portfolio, and the increase in loans charged-off in the quarter. Within the allowance for credit losses, the Company has identified $13.3 million of impairment reserve related to $71.7 million of non-accrual loans, which are specifically measured for impairment. The net increase in impairment reserve, combined with downgrades within the portfolio related primarily to residential development, led to the $15.1 million provision for loan and leases losses during the three months ended March 31, 2008. The first quarter provision for loan losses is expected to cover subsequent charge-offs on the non-performing loans arising during the period.

The provision for loan and lease losses is based on management’s evaluation of inherent risks in the loan portfolio and a corresponding analysis of the allowance for loan and lease losses. Additional discussion on loan quality and the allowance for loan and lease losses is provided under the heading Asset Quality and Non-Performing Assets below.

NON-INTEREST INCOME

Non-interest income in the three months ended March 31, 2008 was $29.0 million, an increase of $15.0 million, or 108%, as compared to the same period in 2007. The following table presents the key components of non-interest income for the three months ended March 31, 2008 and 2007:

Non-Interest Income

(in thousands)

	Three months ended March 31,
	2008	2007	Change Amount	Change Percent
Service charges on deposit accounts	$8,377	$7,052	$1,325	19%
Brokerage commissions and fees	2,175	2,417	(242)	-10%
Mortgage banking revenue, net	(1,870)	1,799	(3,669)	-204%
Net gain on sale of investment securities	3,901	5	3,896	NM
Proceeds from Visa mandatory partial redemption	12,633	—	12,633	NM
Other income	3,767	2,692	1,075	40%

Total	$28,983	$13,965	$15,018	108%

NM - Not meaningful

The increase in deposit service charges in 2008 over the same period in 2007 is principally attributable to increased volume of deposit accounts. The decrease in brokerage commission and fees declined as a result of deteriorating conditions in the trading market for the first quarter 2008, as compared to the same quarter prior year. The decline in mortgage banking revenue resulted from the $2.4 million realized loss on the MSR hedge due to significant market volatility in the first quarter, and the $1.6 million impairment on the MSR asset due to declining mortgage rates during the last half of March. The Company realized a $3.9 million gain on sale of investment securities as part of a repositioning of the investment portfolio to reduce the weighted average life in response to the current economic outlook. The increase in other income over the same period in 2007 partially resulted from a $1.6 million change in fair value on our junior subordinated debentures recorded at fair value as a result of widening spreads for new issuances.

Other income also increased from the completion of the Visa initial public offering and subsequent mandatory partial redemption of shares with proceeds of $12.6 million. As part of this offering, Visa also established a $3.0 billion escrow account to cover settlements, the resolution of pending litigation and related claims (“covered litigation”).

The Company’s remaining 468,659 shares of Visa Class B common stock are restricted and may not be transferred until the later of (1) three years from the date of the initial public offering or (2) the period of time necessary to resolve the covered litigation. A conversion ratio of 0.71429 was established for the conversion rate of Class B shares into Class A shares. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus. As of March 31, 2008, the value of the Class A shares was $62.36 per share. The value of unredeemed Class A equivalent shares owned by the Company was $20.9 million as of March 31, 2008, and has not been reflected in the accompanying financial statements.

NON-INTEREST EXPENSE

Non-interest expense for the three months ended March 31, 2008 was $46.9 million, a decrease of $3.1 million or 6% compared to the three months ended March 31, 2007. The following table presents the key elements of non-interest expense for the three months ended March 31, 2008 and 2007.

Non-Interest Expense

(in thousands)

	Three months ended March 31,
	2008	2007	Change Amount	Change Percent
Salaries and employee benefits	$28,244	$28,269	$(25)	0%
Net occupancy and equipment	9,116	8,826	290	3%
Communications	1,778	1,803	(25)	-1%
Marketing	771	847	(76)	-9%
Services	4,707	4,604	103	2%
Supplies	665	780	(115)	-15%
Intangible amortization	1,491	1,143	348	30%
Merger-related expenses	—	554	(554)	-100%
Visa litigation	(5,183)	—	(5,183)	NM
Other	5,287	3,186	2,101	66%

Total	$46,876	$50,012	$(3,136)	-6%

NM - Not meaningful

Salaries and employee benefits have declined modestly for the three months ended March 31, 2008 when compared to the same quarter of the prior year despite the effects of the North Bay acquisition in April 2007. The decline in salaries, communications, marketing and supplies expense are a result of aggressive cost saving initiatives implemented in late 2007. Net occupancy and equipment increased reflecting 10 new banking locations as a result of the North Bay acquisition in April 2007 and the addition of three de novo branches in 2007. The increase in intangible amortization is due to the increase in core deposit and other intangibles as a result of the North Bay acquisition. We also incur significant expenses in connection with the completion and integration of bank acquisitions that are not capitalizable. Classification of expenses as merger-related is done in accordance with the provisions of a Board-approved policy. The merger-related expenses incurred in 2007 related to the North Bay Bancorp acquisition.

In connection with Visa establishing a $3.0 billion litigation escrow account from the proceeds of their initial public offering, the Company reversed a $5.2 million reserve in the first quarter of 2008, reflected as a reduction of other non-interest expense. We were required to recognize an estimate of Visa’s pending litigation settlements in the fourth quarter of 2007 based on our ownership position prior to their initial public company. Now that the offering is complete and an escrow litigation account funded, we are able to reverse the accrual. Excluding the reversal of the litigation accrual, non-interest expense increased due to expenses related to other real estate owned of $524,000 and FDIC deposit insurance assessments of $1.0 million for the quarter. For the three months ended March 31, 2007, there were no expenses in conjunction with other real estate owned and the Company utilized a one-time FDIC assessment credit resulting in no expense for the period.

INCOME TAXES

Our consolidated effective tax rate as a percentage of pre-tax income for the three months ended March 31, 2008 was 33.3% compared to 35.8% for the three months ended March 31, 2007. The effective tax rates were below the federal statutory rate of 35% and the apportioned state rate of 5% (net of the federal tax benefit) principally because of non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities, tax credits arising from low income housing investments, Business Energy tax credits and exemptions related to loans and hiring in designated enterprise zones.

FINANCIAL CONDITION

INVESTMENT SECURITIES

Trading securities consist of securities held in inventory by Strand for sale to its clients and securities invested in trust for former employees of acquired institutions as required by agreements. Trading securities were $2.4 million at March 31, 2008, as compared to $2.8 million at December 31, 2007.

Investment securities available for sale increased $18.2 million to $1.1 billion as of March 31, 2008, as compared to December 31, 2007. This increase is principally attributable to purchases of $355.8 million of investment securities available for sale, offset by the proceeds from the sales and maturities of $345.5 million of investment securities available for sale (of which $3.9 million represents net gains on sale), and an increase in fair value of investment securities available for sale of $8.3 million.

Investment securities held to maturity were $5.3 million as of March 31, 2008, as compared to $6.0 million at December 31, 2007. This decrease is principally attributable to paydowns and maturities of investment securities held to maturity.

The following table presents the available for sale and held to maturity investment securities portfolio by major type as of March 31, 2008 and December 31, 2007:

Investment Securities Composition

(in thousands)

	Investment Securities Available for Sale
	March 31, 2008		December 31, 2007
	Fair Value	%	Fair Value	%
U.S. Treasury and agencies	$164,908	15%	$158,432	15%
Mortgage-backed securities and collateralized mortgage obligations	705,038	66%	672,344	64%
Obligations of states and political subdivisions	171,086	16%	169,994	16%
Other debt securities	967	0%	967	0%
Investments in mutual funds and other equity securities	26,915	3%	49,019	5%

Total	$1,068,914	100%	$1,050,756	100%

	Investment Securities Held to Maturity
	March 31, 2008		December 31, 2007
	Amortized Cost	%	Amortized Cost	%

Obligations of states and political subdivisions	$4,681	89%	$5,403	90%
Mortgage-backed securities and collateralized mortgage obligations	210	4%	227	4%
Other investment securities	375	7%	375	6%

Total	$5,266	100%	$6,005	100%

LOANS AND LEASES

Total loans and leases outstanding at March 31, 2008 were $6.0 billion, a decrease of $10.7 million as compared to year-end 2007. The pace of loan growth slowed from the prior period primarily as a result of seasonality and the economic downturn experienced in some of the communities we serve. The following tables present the concentration distribution of our loan portfolio at March 31, 2008 and December 31, 2007:

Loan Concentrations

(in thousands)

	March 31, 2008		December 31, 2007
	Amount	Percentage	Amount	Percentage
Construction and development	$1,141,739	18.9%	$1,202,173	19.9%
Farmland	100,885	1.7%	94,687	1.6%
Home equity credit lines	198,997	3.3%	196,895	3.3%
Single family first lien mortgage	194,667	3.2%	200,570	3.3%
Single family second lien mortgage	27,772	0.5%	29,451	0.5%
Multifamily	150,595	2.5%	155,855	2.6%
Commercial real estate	2,975,795	49.1%	2,918,056	48.0%

Total real estate secured	4,790,450	79.2%	4,797,687	79.2%
Commercial and industrial	1,115,375	18.4%	1,108,774	18.3%
Agricultural production	51,903	0.9%	61,165	1.0%
Consumer	35,203	0.6%	37,865	0.6%
Leases	40,968	0.7%	40,207	0.7%
Other	22,298	0.4%	21,226	0.4%
Deferred loan fees, net	(11,241)	-0.2%	(11,289)	-0.2%

Total loans	$6,044,956	100.0%	$6,055,635	100.0%

ASSET QUALITY AND NON-PERFORMING ASSETS

Non-performing loans, which include non-accrual loans and accruing loans past due over 90 days, totaled $75.0 million, or 1.24% of total loans, at March 31, 2008, as compared to $91.1 million, or 1.50% of total loans, at December 31, 2007. Non-performing assets, which include non-performing loans and foreclosed real estate (“other real estate owned”), totaled $88.3 million, or 1.06% of total assets, as of March 31, 2008, as compared to $98.0 million, or 1.18% of total assets, as of December 31, 2007. This represents an 18% and a 10% reduction in non-performing loans and non-performing assets since December 31, 2007. The improvements in these ratios were based on several non-performing loan resolutions during the three months ended March 31, 2008.

Loans are classified as non-accrual when collection of principal or interest is doubtful—generally if they are past due as to maturity or payment of principal or interest by 90 days or more—unless such loans are well-secured and in the process of collection. Additionally, all loans that are “impaired” in accordance with SFAS No. 114, Accounting by Creditors for the Impairment of a Loan, are considered for non-accrual status. Loans placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospects for future payments in accordance with the loan agreement appear relatively certain. Foreclosed properties held as other real estate owned are recorded at the lower of the recorded investment in the loan or market value of the property less expected selling costs. Other real estate owned at March 31, 2008 totaled $13.3 million and consisted of 26 properties from 8 lending relationships.

The following table summarizes our non-performing assets as of March 31, 2008 and December 31, 2007.

Non-Performing Assets

(dollars in thousands)

	March 31, 2008	December 31, 2007
Loans on nonaccrual status	$71,664	$81,317
Loans past due 90 days or more and accruing	3,327	9,782

Total non-performing loans	74,991	91,099
Other real estate owned	13,348	6,943

Total non-performing assets	$88,339	$98,042

Allowance for loan losses	$86,560	$84,904
Reserve for unfunded commitments	1,141	1,182

Allowance for credit losses	$87,701	$86,086

Asset quality ratios:
Non-performing assets to total assets	1.06%	1.18%
Non-performing loans to total loans	1.24%	1.50%
Allowance for loan losses to total loans	1.43%	1.40%
Allowance for credit losses to total loans	1.45%	1.42%
Allowance for credit losses to total non-performing loans	117%	94%

The following table summarizes our non-performing assets by region as of March 31, 2008.

Non-Performing Assets by Region

(dollars in thousands)

	Oregon/ Washington	California	Total
Loans on nonaccrual status	$28,067	$43,597	$71,664
Loans past due 90 days or more and accruing	1,266	2,061	3,327

Total non-performing loans	29,333	45,658	74,991
Other real estate owned	2,775	10,573	13,348

Total non-performing assets	$32,108	$56,231	$88,339

At March 31, 2008, $30.2 million of loans were classified as restructured as compared to no loans at December 31, 2007. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. While all of the restructured loans as of March 31, 2008 were classified as impaired, only $4.1 million were placed on non-accrual.

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

ALLOWANCE FOR LOAN AND LEASE LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS

The allowance for loan and lease losses (“ALLL”) totaled $86.6 million at March 31, 2008, an increase from the $84.9 million at December 31, 2007. The following table shows the activity in the ALLL for the three months ending March 31, 2008 and 2007:

Allowance for Loan and Lease Losses

(in thousands)

	Three months ended March 31,
	2008	2007
Balance, beginning of period	$84,904	$60,090
Provision for loan and lease losses	15,132	83

Loans charged-off	(13,970)	(713)
Charge-off recoveries	494	803

Net (charge-offs) recoveries	(13,476)	90

Total allowance for loan and lease losses	86,560	60,263
Reserve for unfunded commitments	1,141	1,231

Allowance for credit losses	$87,701	$61,494

As a percentage of average loans and leases (annualized):
Net (charge-offs) recoveries	-0.89%	0.01%
Provision for loan and lease losses	1.00%	0.01%

The increase in the allowance for loan and lease losses as of March 31, 2008 is principally attributable to the increase in non-performing loans since March 31, 2007. The increase in charge-offs is primarily due to the significant slowdown in the housing industry which has affected our residential development portfolio. These two items combined has led to an increased provision for loan and lease losses during the three months ended March 31, 2008, as compared to the same period in 2007. Additional discussion on the increase in provision for loan and lease losses is provided under the heading Provision for Loan and Lease Losses above.

The following table presents a summary of activity in the reserve for unfunded commitments (“RUC”):

Summary of Reserve for Unfunded Commitments Activity

(in thousands)

	Three months ended March 31,
	2008	2007
Balance, beginning of period	$1,182	$1,313
Net decrease credited to other expenses	(41)	(82)

Balance, end of period	$1,141	$1,231

We believe that the ALLL and RUC at March 31, 2008 are sufficient to absorb losses inherent in the loan portfolio and credit commitments outstanding as of that date, respectively, based on the best information available. This assessment, based in part on historical levels of net charge-offs, loan growth, and a detailed review of the quality of the loan portfolio, involves uncertainty and judgment. Therefore, the adequacy of the ALLL and RUC cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

MORTGAGE SERVICING RIGHTS

The following table presents the key elements of our mortgage servicing rights asset for the three months ended March 31, 2008 and 2007, respectively:

Summary of Mortgage Servicing Rights

(in thousands)

	Three months ended March 31,
	2008	2007
Balance, beginning of period(1)	$10,088	$9,952
Additions for new mortgage servicing rights capitalized	475	138
Changes in fair value:
Due to changes in model inputs or assumptions(2)	(659)	(10)
Other(3)	(1,264)	(556)

Balance, end of period	$8,640	$9,524

Balance of loans serviced for others	$866,652	$925,541
MSR as a percentage of serviced loans	1.00%	1.03%

(1)	Represents fair value as of December 31, 2007 and December 31, 2006.

(2)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(3)	Represents changes due to collection/realization of expected cash flows over time.

As of March 31, 2008, we serviced residential mortgage loans for others with an aggregate outstanding principal balance of $866.7 million for which servicing assets have been recorded. Prior to the adoption of SFAS No.156 on January 1, 2007, the servicing asset recorded at the time of sale was amortized over the term of, and in proportion to, net servicing revenues. Subsequent to adoption, the mortgage servicing rights are adjusted to fair value quarterly with the change recorded in mortgage banking revenue.

In the fourth quarter of 2007, the Company began using derivative instruments to hedge the risk of changes in the fair value of MSR due to changes in interest rates. Starting in late February 2008 and continuing into March 2008, the bond markets experienced extraordinary volatility. This volatility resulted in widening spreads and price declines on the derivative instruments that were not offset by corresponding gains in the MSR asset. As a result, a $2.4 million charge was recognized within mortgage banking revenue. In March, the Company discontinued the MSR hedge completely, given the continued volatility.

GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS

At March 31, 2008, we had goodwill and other intangible assets of $723.1 million and $40.2 million, respectively, as compared to $723.3 million and $41.6 million, respectively, at year-end 2007. The goodwill recorded in connection with acquisitions represents the excess of the purchase price over the estimated fair value of the net assets acquired. A portion of the purchase price is allocated to the value other intangible assets such as the merchant servicing portfolio or core deposits, which included all deposits except certificates of deposit. The value of other intangible assets was determined by a third party based on the net present value of future cash flows for the merchant servicing portfolio and an analysis of the cost differential between the core deposits and alternative funding sources for the core deposit intangible.

We amortize other intangible assets on an accelerated or straight-line basis over an estimated ten to fifteen year life. Substantially all of the goodwill is associated with our community banking operations. We evaluate goodwill for possible impairment on a quarterly basis and there were no impairments recorded for the three months ended March 31, 2008 and 2007.

DEPOSITS

Total deposits were $6.5 billion at March 31, 2008, a decrease of $76.1 million as compared to year-end 2007. The decline is consistent with seasonal declines and the competitive deposit environment. Information on average deposit balances and average rates paid is included under the Net Interest Income section of this report.

The following table presents the deposit balances by major category as of March 31, 2008 and December 31, 2007:

Deposits

(in thousands)

	March 31, 2008		December 31, 2007

	Amount	Percentage	Amount	Percentage
Non-interest bearing	$1,260,756	20%	$1,272,872	19%
Interest bearing demand	801,826	12%	820,122	12%
Savings and money market	2,490,174	38%	2,538,252	40%
Time, $100,000 or greater	1,165,268	18%	1,138,538	17%
Time, less than $100,000	795,214	12%	819,542	12%

Total	$6,513,238	100%	$6,589,326	100%

BORROWINGS

At March 31, 2008, the Bank had outstanding $38.3 million of securities sold under agreements to repurchase and $55.0 million of federal funds purchased. The Bank had outstanding term debt of $173.9 million at March 31, 2008. Advances from the Federal Home Loan Bank (“FHLB”) amounted to $173.0 million of the total and are secured by investment securities and residential mortgage loans. The FHLB advances outstanding at March 31, 2008 had fixed interest rates ranging from 2.51% to 7.44% and $142.0 million, or 82%, mature prior to December 31, 2008, while another $30.0 million, or 17%, mature prior to December 31, 2009. Management expects continued use of FHLB advances as a source of short and long-term funding.

JUNIOR SUBORDINATED DEBENTURES

We had junior subordinated debentures with carrying values of $234.2 million and $236.4 million, respectively, at March 31, 2008 and December 31, 2007. Umpqua early adopted SFAS No. 159 and selected the fair value measurement option for junior subordinated debentures not acquired through acquisitions and new junior subordinated debentures issued in 2007.

At March 31, 2008, approximately $191.8 million, or 83% of the total issued amount, had interest rates that are adjustable on a quarterly basis based on a spread over LIBOR. Interest expense for junior subordinated debentures have remained flat for the three months ended March 31, 2008, compared to the same quarter in 2007. The increase in expense resulting from additional outstanding issued amounts has been offset by the decreases in short-term market interest rates and LIBOR. Although increases in short-term market interest rates will increase the interest expense for junior subordinated debentures, we believe that other attributes of our balance sheet will serve to mitigate the impact to net interest income on a consolidated basis.

All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of March 31, 2008, under guidance issued by the Board of Governors of the Federal Reserve System. Additional information regarding the terms of the junior subordinated debentures, including maturity/redemption dates, interest rates and the adoption of SFAS No. 159, is included in Note 4 of the Notes to Condensed Consolidated Financial Statements.

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

The Bank had available lines of credit with the FHLB totaling $1.3 billion at March 31, 2008 subject to certain collateral requirements. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $240.0 million at March 31, 2008. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. In the three months ended March 31, 2008, the Bank paid the Company $15.0 million in dividends to fund regular operations. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to fund its quarterly cash dividend distributions to shareholders and meet its ongoing cash obligations, which consist principally of debt service on the $230.1 million (issued amount) of outstanding junior subordinated debentures. As of March 31, 2008, the Company did not have any borrowing arrangements of its own. On April 1, 2008, the Company obtained a $40.0 million line of credit agreement with a financial institution. The line was opened to ensure liquidity, and the Company has no current plans to draw upon this line.

As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $24.2 million during the three months ended March 31, 2008. The principal source of cash provided by operating activities was net income. Net cash of $23.4 million used in investing activities consisted principally of $13.9 million of net loan growth and purchases of investment securities available for sale of $355.8 million, offset by proceeds from investment securities of $346.3 million. The $321,000 of cash provided by financing activities primarily consisted of $170.0 million increase in term debt borrowings, offset by a $76.1 million decrease in net deposits, repayment of $70.0 million in term debt borrowings, $12.5 million decrease in securities sold under agreements to repurchase and Federal funds purchased, and $11.4 million in dividend payments.

Although we expect the Bank’s and the Company’s liquidity positions to remain satisfactory during 2008, it is possible that our deposit growth for 2008 may not be maintained at previous levels due to pricing pressure or, in order to generate deposit growth, our pricing may need to be adjusted in a manner that results in increased interest expense on deposits.

OFF-BALANCE-SHEET ARRANGEMENTS

Information regarding Off-Balance-Sheet Arrangements is included in Note 5 of the Notes to Condensed Consolidated Financial Statements.

CONCENTRATIONS OF CREDIT RISK

Information regarding Concentrations of Credit Risk is included in Note 5 of the Notes to Condensed Consolidated Financial Statements.

CAPITAL RESOURCES

Shareholders’ equity at March 31, 2008 was $1.3 billion, an increase of $16.9 million, or 1%, from December 31, 2007. The increase in shareholders’ equity during the three months ended March 31, 2008 was principally due to unrealized gains on available for sale securities of $2.6 million (net of tax), and retention of $13.2 million, or approximately 54%, of net income for the three month period.

The following table shows Umpqua Holdings’ consolidated and Umpqua Bank capital adequacy ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a “well-capitalized” institution at March 31, 2008 and December 31, 2007:

(dollars in thousands)

	Actual		For Capital Adequacy purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2008:
Total Capital
(to Risk Weighted Assets)
Consolidated	$785,655	11.15%	$563,699	8.00%	$704,623	10.00%
Umpqua Bank	$772,666	11.00%	$561,939	8.00%	$702,424	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$711,235	11.09%	$256,532	4.00%	$384,798	6.00%
Umpqua Bank	$698,246	9.94%	$280,984	4.00%	$421,476	6.00%
Tier I Capital
(to Average Assets)
Consolidated	$711,235	9.45%	$301,052	4.00%	$376,315	5.00%
Umpqua Bank	$698,246	9.29%	$300,644	4.00%	$375,805	5.00%

As of December 31, 2007:
Total Capital
(to Risk Weighted Assets)
Consolidated	$771,855	10.89%	$567,019	8.00%	$708,774	10.00%
Umpqua Bank	$761,510	10.77%	$565,653	8.00%	$707,066	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$695,662	9.82%	$283,365	4.00%	$425,048	6.00%
Umpqua Bank	$685,317	9.70%	$282,605	4.00%	$423,907	6.00%
Tier I Capital
(to Average Assets)
Consolidated	$695,662	9.24%	$301,152	4.00%	$376,441	5.00%
Umpqua Bank	$685,317	9.12%	$300,578	4.00%	$375,722	5.00%

The following table presents cash dividends declared and dividend payout ratios (dividends declared per share divided by basic earnings per share) for the three months ended March 31, 2008 and 2007:

Cash Dividends and Payout Ratios

	Three months ended March 31,
	2008	2007
Dividend declared per share	$0.19	$0.18
Dividend payout ratio	46%	50%

On April 19, 2007, the Company announced an expansion of the Board of Directors approved common stock repurchase plan, increasing the repurchase limit to 6.0 million shares and extending the plan’s expiration date from June 30, 2007 to June 30, 2009. As of March 31, 2008, a total of 1.5 million shares remained available for repurchase. No shares were repurchased under the repurchase plan during the three months ended March 31, 2008. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings and our capital plan. In addition, our stock plans provide that option and restricted stock award holders may pay for the exercise price and tax withholdings in part or whole by tendering previously held shares.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of March 31, 2008 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.	Controls and Procedures

Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic SEC filings. The disclosure controls and procedures were last evaluated by management as of March 31, 2008.

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

Except as noted below, there have been no material changes to the risk factors as of March 31, 2008 from those presented in our Annual Report on Form 10-K for the year ended December 31, 2007.

Our banking and brokerage operations are subject to extensive government regulation that is expected to become more burdensome, increase our costs and/or make us less competitive compared to financial services firms that are not subject to the same regulation. In addition, the results of our regulatory examinations could restrict our ability to make acquisitions, add new stores, develop new lines of business or otherwise continue to grow.

We and our subsidiaries are subject to extensive regulation under federal and state laws. These laws and regulations are primarily intended to protect customers, depositors and the deposit insurance fund, rather than shareholders. The Bank is an Oregon state-chartered commercial bank whose primary regulator is the Oregon Division of Finance and Corporate Securities. The Bank is also subject to the supervision by and the regulations of the Washington Department of Financial Institutions, the California Department of Financial Institutions and the Federal Deposit Insurance Corporation (“FDIC”), which insures bank deposits. Strand is subject to extensive regulation by the Securities and Exchange Commission “SEC”) and the Financial Industry Regulatory Authority. Umpqua is subject to regulation and supervision by the Board of Governors of the Federal Reserve System, the SEC and NASDAQ. Federal and state regulations may place banks and brokerage firms at a competitive disadvantage compared to less regulated competitors such as finance companies, credit unions, mortgage banking companies and leasing companies. If we receive less than satisfactory results on regulatory examinations, we could be restricted from making acquisitions, adding new stores, developing new lines of business or otherwise continuing our growth strategy for a period of time. Furthermore, future changes in federal and state banking and brokerage regulations could adversely affect our operating results and ability to continue to compete effectively.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2008:

Period	Total number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
1/1/08 - 1/31/08	2,489	$15.86	—	1,542,945
2/1/08 - 2/29/08	3,356	$16.52	—	1,542,945
3/1/08 - 3/31/08	—	$—	—	1,542,945

Total for quarter	5,845	$16.24	—

(1)	Shares repurchased by the Company during the quarter consist of cancellation of 5,582 restricted shares to pay withholding taxes and 263 shares tendered in connection with option exercised. No shares were repurchased during the three months ended March 31, 2008 pursuant to the Company’s publicly announced corporate stock repurchase plan described in (2) below.

(2)	The repurchase plan, which was approved by the Board and announced in August 2003, originally authorized the repurchase of up to 1.0 million shares. The authorization was amended to increase the repurchase limit initially to 1.5 million shares and subsequently to 2.5 million shares. On April 19, 2007, the Company announced an expansion of the repurchase plan by increasing the repurchase limit to 6.0 million shares and extending the plan’s expiration date to June 30, 2009.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submissions of Matters to a Vote of Security Holders

(a)	Not Applicable

(b)	Not Applicable

(c)	Not Applicable

(d)	Not Applicable

Item 5.	Other Information

(a)	Not Applicable

(b)	Not Applicable

Item 6.	Exhibits

The exhibits filed as part of this Report and exhibits incorporated herein by reference to other documents are listed in the Exhibit Index to this Report, which follows the signature page.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UMPQUA HOLDINGS CORPORATION
(Registrant)

Dated May 7, 2008	/s/ Raymond P. Davis
Raymond P. Davis
President and Chief Executive Officer

Dated May 7, 2008	/s/ Ronald L. Farnsworth
Ronald L. Farnsworth
Executive Vice President/ Chief Financial Officer and
Principal Financial Officer

Dated May 7, 2008	/s/ Neal T. McLaughlin
Neal T. McLaughlin
Executive Vice President/Treasurer and
Principal Accounting Officer

EXHIBIT INDEX

Exhibit

3.1	(a) Restated Articles of Incorporation

3.2	(b) Bylaws, as amended

4.1	(c) Specimen Stock Certificate

10.1	(d) Form of Employment Agreement dated March 5, 2008 between the Company and each of the following executive officers: Ron Farnsworth, EVP/CFO, Neal McLaughlin, EVP/Treasurer and Steven Philpott, EVP/General Counsel

10.2	(e) Form of Long Term Incentive Restricted Stock Unit Agreement dated March 24, 2008 between the Company and the following named executive officers: Raymond P. Davis, Brad F. Copeland, David M. Edson and William T. Fike, pursuant to the 2007 Long Term Incentive Plan

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to Exhibit 3.1 to Form 10-Q filed August 7, 2006

(b)	Incorporated by reference to Exhibit 3.2 to Form 8-K filed April 22, 2008

(c)	Incorporated by reference to the Registration Statement on Form S-8 (No. 333-77259) filed April 28, 1999

(d)	Incorporated by reference to Exhibit 99.1 to Form 8-K filed March 7, 2008

(e)	Incorporated by reference to Exhibit 10.4 to Form 10-Q filed August 3, 2007