Form 10-Q
period 2008-06-30
UMPQUA HOLDINGS CORP
filed 2008-08-07
CIK 1077771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended:    June 30, 2008

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

Common stock, no par value: 60,093,235 shares outstanding as of July 31, 2008

UMPQUA HOLDINGS CORPORATION

FORM 10-Q

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except shares)

	June 30, 2008	December 31, 2007
ASSETS
Cash and due from banks	$194,458	$188,782
Temporary investments	1,353	3,288

Total cash and cash equivalents	195,811	192,070
Investment securities
Trading	2,087	2,837
Available for sale, at fair value	998,307	1,050,756
Held to maturity, at amortized cost	5,115	6,005
Loans held for sale	12,694	13,047
Loans and leases	6,111,488	6,055,635
Allowance for loan and lease losses	(73,721)	(84,904)

Net loans and leases	6,037,767	5,970,731

Restricted equity securities	18,892	15,273
Premises and equipment, net	104,861	106,267
Goodwill and other intangible assets, net	761,738	764,906
Mortgage servicing rights, net	11,576	10,088
Other assets	197,141	208,073

Total assets	$8,345,989	$8,340,053

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$1,256,236	$1,272,872
Interest bearing	5,103,673	5,316,454

Total deposits	6,359,909	6,589,326
Securities sold under agreements to repurchase	41,281	36,294
Federal funds purchased	147,945	69,500
Term debt	236,774	73,927
Junior subordinated debentures, at fair value	126,539	131,686
Junior subordinated debentures, at amortized cost	104,146	104,680
Other liabilities	85,161	94,702

Total liabilities	7,101,755	7,100,115

COMMITMENTS AND CONTINGENCIES (NOTE 5)

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 2,000,000 shares authorized; none issued and outstanding	-	-
Common stock, no par value, 100,000,000 shares authorized; issued and outstanding: 60,087,850 in 2008 and 59,980,161 in 2007	990,952	988,780
Retained earnings	263,446	251,545
Accumulated other comprehensive loss	(10,164)	(387)

Total shareholders’ equity	1,244,234	1,239,938

Total liabilities and shareholders’ equity	$8,345,989	$8,340,053

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
INTEREST INCOME
Interest and fees on loans	$97,963	$111,797	$202,115	$215,778
Interest and dividends on investment securities
Taxable	10,882	8,720	20,211	16,239
Exempt from federal income tax	1,677	1,335	3,356	2,563
Dividends	116	88	194	153
Interest on temporary investments	87	616	290	1,510

Total interest income	110,725	122,556	226,166	236,243

INTEREST EXPENSE
Interest on deposits	31,468	44,581	71,093	85,612
Interest on securities sold under agreements to repurchase and federal funds purchased	495	824	1,244	1,227
Interest on term debt	2,011	813	3,136	893
Interest on junior subordinated debentures	3,216	4,022	7,138	7,885

Total interest expense	37,190	50,240	82,611	95,617

Net interest income	73,535	72,316	143,555	140,626
PROVISION FOR LOAN AND LEASE LOSSES	25,137	3,413	40,269	3,496

Net interest income after provision for loan and lease losses	48,398	68,903	103,286	137,130

NON-INTEREST INCOME
Service charges on deposit accounts	8,819	8,148	17,196	15,200
Brokerage commissions and fees	2,070	2,679	4,245	5,096
Mortgage banking revenue, net	3,687	2,607	1,817	4,406
Net (loss) gain on sale of investment securities	(2)	(2)	3,899	3
Other income	2,554	2,498	18,954	5,190

Total non-interest income	17,128	15,930	46,111	29,895

NON-INTEREST EXPENSE
Salaries and employee benefits	27,668	28,898	55,912	57,167
Net occupancy and equipment	9,149	8,782	18,265	17,608
Communications	1,610	1,683	3,388	3,486
Marketing	1,137	1,576	1,908	2,423
Services	4,368	4,598	9,075	9,202
Supplies	730	808	1,395	1,588
Intangible amortization	1,491	1,490	2,982	2,633
Merger related expenses	-	2,383	-	2,937
Other expenses	5,285	3,727	5,389	6,913

Total non-interest expense	51,438	53,945	98,314	103,957

Income before provision for income taxes	14,088	30,888	51,083	63,068
Provision for income taxes	3,932	10,975	16,256	22,493

Net income	$10,156	$19,913	$34,827	$40,575

Basic earnings per share	$0.17	$0.33	$0.58	$0.68
Diluted earnings per share	$0.17	$0.32	$0.58	$0.67

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except shares)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total

	Shares	Amount

BALANCE AT JANUARY 1, 2007	58,080,171	$930,867	$234,783	$(9,439)	$1,156,211
Adoption of fair value option - junior subordinated debentures			(2,064)		(2,064)
Net income			63,268		63,268
Other comprehensive income, net of tax:
Unrealized gains on securities arising during the year				9,052	9,052

Comprehensive income					$72,320

Stock-based compensation		2,684			2,684
Stock repurchased and retired	(4,061,439)	(96,291)			(96,291)
Issuances of common stock under stock plans and related tax benefit	797,856	9,408			9,408
Stock issued in connection with acquisition	5,163,573	142,112			142,112
Cash dividends ($0.74 per share)			(44,442)		(44,442)

Balance at December 31, 2007	59,980,161	$988,780	$251,545	$(387)	$1,239,938

BALANCE AT JANUARY 1, 2008	59,980,161	$988,780	$251,545	$(387)	$1,239,938
Net income			34,827		34,827
Other comprehensive income, net of tax:
Unrealized losses on securities arising during the period				(9,777)	(9,777)

Comprehensive income					$25,050

Stock-based compensation		1,745			1,745
Stock repurchased and retired	(6,214)	(100)			(100)
Issuances of common stock under stock plans and related tax benefit	113,903	527			527
Cash dividends ($0.38 per share)			(22,926)		(22,926)

Balance at June 30, 2008	60,087,850	$990,952	$263,446	$(10,164)	$1,244,234

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Net income	$10,156	$19,913	$34,827	$40,575

Unrealized losses arising during the period on investment securities available for sale	(20,707)	(12,868)	(12,396)	(9,760)

Reclassification adjustment for losses or gains realized in net income, (net of tax benefit of $1 and $1 for three months and net of tax expense of $1,560 and $1 for six months ended June 30, 2008 and 2007, respectively)	1	1	(2,339)	(2)

Income tax benefit related to unrealized losses on investment securities, available for sale	8,283	5,147	4,958	3,906

Net unrealized losses on investment securities available for sale	(12,423)	(7,720)	(9,777)	(5,856)

Comprehensive (loss) income	$(2,267)	$12,193	$25,050	$34,719

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six months ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,827	$40,575
Adjustments to reconcile net income to net cash provided by operating activities:
Restricted equity securities stock dividends	(104)	(100)
Amortization of investment premiums, net	807	357
Gain on sale of investment securities available-for-sale	(3,899)	(3)
Impairment or loss on sale of other real estate owned	3,461	-
Provision for loan and lease losses	40,269	3,496
Depreciation, amortization and accretion	6,712	5,758
Change in fair value of mortgage servicing rights	123	329
Change in fair value of junior subordinated debentures	(5,147)	(625)
Stock-based compensation	1,745	1,813
Net decrease in trading account assets	750	1,114
Origination of loans held for sale	(135,930)	(140,702)
Proceeds from sales of loans held for sale	136,086	139,546
Increase in mortgage servicing rights	(1,611)	(343)
Excess tax benefits from the exercise of stock options	-	(236)
Net decrease (increase) in other assets	14,290	(9,044)
Net decrease in other liabilities	(8,705)	(10,162)

Net cash provided by operating activities	83,674	31,773

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(355,844)	(175,162)
Purchases of restricted equity securities	(3,741)	-
Proceeds from investment securities available-for-sale	395,095	72,514
Proceeds from investment securities held-to-maturity	886	414
Redemption of restricted equity securities	226	4,027
Net loan and lease originations	(116,098)	(186,904)
Proceeds from sales of loans	9,364	12,762
Proceeds from disposals of furniture and equipment	250	4,067
Purchases of premises and equipment	(5,628)	(5,022)
Proceeds from sales of other real estate owned	903	-
Cash acquired in merger, net of cash consideration paid	-	78,718

Net cash used by investing activities	(74,587)	(194,586)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposit liabilities	(229,447)	111,545
Net increase in federal funds purchased	78,445	48,000
Net increase in securities sold under agreements to repurchase	4,987	11,568
Term debt borrowings	345,000	-
Repayment of junior subordinated debentures	-	(10,310)
Repayment of term debt	(182,092)	(33,589)
Dividends paid on common stock	(22,874)	(20,986)
Excess tax benefits from stock based compensation	-	236
Proceeds from stock options exercised	735	5,036
Retirement of common stock	(100)	(60,692)

Net cash (used) provided by financing activities	(5,346)	50,808

Net increase (decrease) in cash and cash equivalents	3,741	(112,005)

Cash and cash equivalents, beginning of period	192,070	335,648

Cash and cash equivalents, end of period	$195,811	$223,643

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six months ended June 30,
	2008	2007
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$85,802	$95,152
Income taxes	$6,026	$27,202

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

The intangible assets represent the value ascribed to the long-term deposit relationships and merchant services portfolio income stream acquired. These intangible assets are being amortized on an accelerated basis over a weighted average estimated useful life of ten to fifteen years. The intangible assets are estimated not to have a significant residual value. Goodwill represents the excess of the total purchase price paid for North Bay over the fair values of the assets acquired, net of the fair values of liabilities assumed. Goodwill related to the acquisition has been assigned to the Company’s Community Banking segment. Goodwill is not amortized, but is evaluated for possible impairment on a quarterly basis and more frequently if events and circumstances indicate that the asset might be impaired. No impairment losses were recognized in connection with intangible or goodwill assets during the period from acquisition to June 30, 2008. At June 30, 2008, goodwill recorded in connection with the North Bay acquisition was $77.0 million. The $1.8 million decrease from April 26, 2007 is primarily due to the recognition of a tax benefit upon exercise of fully vested acquired options.

The following table presents unaudited pro forma results of operations for the three and six months ended June 30, 2007 as if the acquisition of North Bay had occurred on January 1, 2007. Any cost savings realized as a result of the North Bay merger are not reflected in the pro forma consolidated condensed statements of income. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2007:

Pro Forma Financial Information - Unaudited

(in thousands, except per share data)

	Three months ended June 30, 2007
	Umpqua	North Bay (a)	Pro Forma Adjustments		Pro Forma Combined

Net interest income	$ 72,316	$1,979	$112	(b)	$ 74,407
Provision for loan and lease losses	3,413	-	-		3,413
Non-interest income	15,930	325	-		16,255
Non-interest expense	53,945	1,583	(2,162)	(c)	53,366

Income before income taxes	30,888	721	2,274		33,883
Provision for income taxes	10,975	239	909	(d)	12,123

Net income	$ 19,913	$482	$1,365		$ 21,760

Earnings per share:
Basic	$ 0.33				$ 0.35
Diluted	$ 0.32				$ 0.35

Average shares outstanding:
Basic	60,679	1,198	273	(e)	62,150
Diluted	61,397	1,243	283	(e)	62,923

(a)	North Bay amounts represent results from April 1, 2007 to acquisition date of April 26, 2007.
(b)	Consists of net accretion of fair value adjustments related to the North Bay acquisition.
(c)	Consists of merger related expenses of $2.4 million at Umpqua, adjusted for amortization of intangible assets and premises purchase accounting adjustment related to the North Bay acquisition.
(d)	Income tax effect of pro forma adjustments at 40%.
(e)	Additional shares issued at an exchange ratio of 1.228:1.

Pro Forma Financial Information - Unaudited

(in thousands, except per share data)

	Six months ended June 30, 2007
	Umpqua	North Bay (a)	Pro Forma Adjustments		Pro Forma Combined

Net interest income	$ 140,626	$8,829	$(78)	(b)	$149,377
Provision for loan and lease losses	3,496	-	-		3,496
Non-interest income	29,895	1,450	-		31,345
Non-interest expense	103,957	7,063	(2,066)	(c)	108,954

Income before income taxes	63,068	3,216	1,988		68,272
Provision for income taxes	22,493	1,066	795	(d)	24,354

Net income	$ 40,575	$2,150	$1,193		$43,918

Earnings per share:
Basic	$ 0.68				$0.70
Diluted	$ 0.67				$0.69

Average shares outstanding:
Basic	59,435	2,672	609	(e)	62,716
Diluted	60,132	2,774	633	(e)	63,539

(a)	North Bay amounts represent results from January 1, 2007 to acquisition date of April 26, 2007.
(b)	Consists of net amortization of fair value adjustments related to the North Bay acquisition.
(c)	Consists of merger related expenses of $2.9 million at Umpqua, adjusted for amortization of intangible assets and premises purchase accounting adjustment related to the North Bay acquisition.
(d)	Income tax effect of pro forma adjustments at 40%.
(e)	Additional shares issued at an exchange ratio of 1.228:1.

The following table summarizes activity in the Company’s accrued restructuring charges related to the North Bay acquisition which are recorded in other liabilities:

Accrued Restructuring Charges

(in thousands)

Six months ended June 30, 2008
Beginning balance	$1,014
Additions:
Severance, retention and other compensation	20
Utilization:
Cash payments	(605)

Ending Balance	$429

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

Mortgage Servicing Rights

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Balance, beginning of period	$8,640	$9,524	$10,088	$9,952
Additions for new mortgage servicing rights capitalized	1,136	205	1,611	343
Changes in fair value:
Due to changes in model inputs or assumptions(1)	1,276	905	617	895
Other(2)	524	(668)	(740)	(1,224)

Balance, end of period	$11,576	$9,966	$11,576	$9,966

Balance of loans serviced for others	$922,039	$897,696
MSR as a percentage of serviced loans	1.26%	1.11%

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2)	Represents changes due to collection/realization of expected cash flows over time.

The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in mortgage banking revenue on the consolidated statements of income, was $603,000 and $1.2 million for the three and six months ended June 30, 2008, as compared to $669,000 and $1.3 million for the three and six months ended June 30, 2007.

Retained mortgage servicing rights are measured at fair values as of the date of sale. We use quoted market prices when available. Subsequent fair value measurements are determined using a discounted cash flow model. In order to determine the fair value of the MSR, the present value of expected future cash flows is estimated. Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income. This model is periodically validated by an independent external model validation group. The model assumptions and the MSR fair value estimates are also compared to observable trades of similar portfolios as well as to MSR broker valuations and industry surveys. Key assumptions used in measuring the fair value of MSR as of June 30, 2008 were as follows:

Constant prepayment rate	11.68%
Discount rate	8.82%
Weighted average life (years)	6.0

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

Note 4 – Junior Subordinated Debentures

As of June 30, 2008, the Company had 14 wholly-owned trusts (“Trusts”) that were formed to issue trust preferred securities and related common securities of the Trusts and are not consolidated. One Trust, representing an obligation of approximately $10.3 million (fair value of approximately $10.3 million as of the merger date), was assumed in connection with the North Bay merger and subsequently redeemed in June 2007. Nine Trusts, representing aggregate total obligations of approximately $96.0 million (fair value of approximately $107.3 million as of the merger dates), were assumed in connection with previous mergers.

Following is information about the Trusts as of June 30, 2008:

Junior Subordinated Debentures

(in thousands)

Trust Name	Issue Date	Issued Amount	Carrying Value (1)	Rate (2)	Effective Rate (3)	Maturity Date	Redemption Date
AT FAIR VALUE:
Umpqua Statutory Trust II	October 2002	$ 20,619	$ 20,802	Floating (4)	8.03%	October 2032	October 2007
Umpqua Statutory Trust III	October 2002	30,928	31,161	Floating (5)	8.03%	November 2032	November 2007
Umpqua Statutory Trust IV	December 2003	10,310	10,315	Floating (6)	8.03%	January 2034	January 2009
Umpqua Statutory Trust V	December 2003	10,310	10,157	Floating (6)	8.03%	March 2034	March 2009
Umpqua Master Trust I	August 2007	41,238	35,435	Floating (7)	8.03%	September 2037	September 2012
Umpqua Master Trust IB	September 2007	20,619	18,669	Floating (8)	8.03%	December 2037	December 2012

		134,024	126,539

AT AMORTIZED COST:
HB Capital Trust I	March 2000	5,310	6,524	10.875%	7.99%	March 2030	March 2010
Humboldt Bancorp Statutory Trust I	February 2001	5,155	6,033	10.200%	8.07%	February 2031	February 2011
Humboldt Bancorp Statutory Trust II	December 2001	10,310	11,566	Floating (9)	5.25%	December 2031	December 2006
Humboldt Bancorp Staututory Trust III	September 2003	27,836	31,103	6.75%(10)	5.08%	September 2033	September 2008
CIB Capital Trust	November 2002	10,310	11,372	Floating (5)	5.17%	November 2032	November 2007
Western Sierra Statutory Trust I	July 2001	6,186	6,274	Floating (11)	4.52%	July 2031	July 2006
Western Sierra Statutory Trust II	December 2001	10,310	10,456	Floating (9)	4.46%	December 2031	December 2006
Western Sierra Statutory Trust III	September 2003	10,310	10,409	Floating (12)	4.29%	September 2033	September 2008
Western Sierra Statutory Trust IV	September 2003	10,310	10,409	Floating (12)	4.29%	September 2033	September 2008

		96,037	104,146

	Total	$ 230,061	$ 230,685

(1)	Includes purchase accounting adjustments, net of accumulated amortization, for junior subordinated debentures assumed in connection with the North Bay and previous mergers as well as fair value adjustment pursuant to the adoption of SFAS No. 159 related to trusts recorded at fair value.
(2)	Contractual interest rate of junior subordinated debentures.
(3)	Effective interest rate based upon the carrying value as of June 2008.
(4)	Rate based on LIBOR plus 3.35%, adjusted quarterly.
(5)	Rate based on LIBOR plus 3.45%, adjusted quarterly.
(6)	Rate based on LIBOR plus 2.85%, adjusted quarterly.
(7)	Rate based on LIBOR plus 1.35%, adjusted quarterly.
(8)	Rate based on LIBOR plus 2.75%, adjusted quarterly.
(9)	Rate based on LIBOR plus 3.60%, adjusted quarterly.
(10)	Rate fixed for 5 years from issuance, then adjusted quarterly thereafter based on LIBOR plus 2.95%.
(11)	Rate based on LIBOR plus 3.58%, adjusted quarterly.
(12)	Rate based on LIBOR plus 2.90%, adjusted quarterly.

The $230.1 million of trust preferred securities issued to the Trusts as of June 30, 2008 ($230.1 million as of December 31, 2007) are reflected as junior subordinated debentures in the consolidated balance sheets. The common stock issued by the Trusts is recorded in other assets in the consolidated balance sheets, and totaled $6.9 million at June 30, 2008 and December 31, 2007.

All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of June 30, 2008, under guidance issued by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Effective April 11, 2005, the Federal Reserve Board adopted a rule that permits the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. Under the Federal Reserve Board rule, after a five-year transition period ending March 31, 2009, the aggregate amount of trust preferred securities and certain other restricted core capital elements is limited to 25% of Tier 1 capital, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. At June 30, 2008, the Company’s restricted core capital elements were 31% of total core capital, net of goodwill. There can be no assurance that the Federal Reserve Board will not further limit the amount of trust preferred securities permitted to be included in Tier 1 capital for regulatory capital purposes.

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

As a result of the fair value measurement election for the above financial instruments, we recorded gains of $3.2 million and $4.8 million for the three and six months ended June 30, 2008, as compared to $279,000 and $608,000 for the three and six months ended June 30, 2007, resulting from the change in fair value of the junior subordinated debentures recorded at fair value. The change in fair value resulted from widening spreads on comparable new issuances. These gains were recorded as other non-interest income. Interest expense on junior subordinated debentures is recorded on an accrual basis. The junior subordinated debentures recorded at fair value of $126.5 million had contractual unpaid principal amounts of $134.0 million outstanding as of June 30, 2008.

Note 5 – Commitments and Contingencies

Lease Commitments — The Company leases 111 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times upon expiration.

Rent expense for the three and six months ended June 30, 2008 was $3.2 million and $6.3 million, respectively, compared to $3.1 million and $5.9 million in the comparable periods in 2007, respectively. Rent expense was offset by rent income for the three and six months ended June 30, 2008 of $186,000 and $368,000, respectively, compared to $133,000 and $276,000 in the comparable periods in 2007, respectively.

Financial Instruments with Off-Balance-Sheet Risk — The Company’s financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank’s business and involve elements of credit, liquidity and interest rate risk. The following table presents a summary of the Bank’s commitments and contingent liabilities:

(in thousands)

As of June 30, 2008
Commitments to extend credit	$1,333,070
Commitments to extend overdrafts	$191,329
Commitments to originate loans held-for-sale	$39,670
Forward sales commitments	$22,500
Standby letters of credit	$76,643

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position. There were no counterparty default losses on forward contracts in the three and six months ended June 30, 2008 and 2007. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At June 30, 2008, the Bank had commitments to originate mortgage loans held for sale totaling $39.7 million with a net fair value liability of approximately $69,000. As of that date, it also had forward sales commitments of $22.5 million with a net fair value liability of $454,000. The Bank recorded gains of $291,000 and $167,000 in the three and six months ended June 30, 2008, respectively, as compared to $366,000 and $356,000 in the comparable periods in 2007, respectively. Gains or losses related to these commitments are generally offset with gains or losses on the sale of loans.

In the fourth quarter of 2007, the Company began using derivative instruments to hedge the risk of changes in the fair value of MSR due to changes in interest rates. Starting in late February 2008 and continuing into March 2008, the bond markets experienced extraordinary volatility. This volatility resulted in widening spreads and price declines on the derivative instruments that were not offset by corresponding gains in the MSR asset. As a result, a $2.4 million charge was recognized in the first quarter of 2008 within mortgage banking revenue. In March, the Company suspended the MSR hedge, given the continued volatility.

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank has not been required to perform on any financial guarantees and did not incur any losses in connection with standby letters of credit during the three and six months ended June 30, 2008 and 2007. At June 30, 2008, approximately $43.2 million of standby letters of credit expire within one year, and $33.4 million expire thereafter. Upon issuance, the Company recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. Fees are recognized ratably over the term of the standby letter of credit. The estimated fair value of guarantees associated with standby letters of credit was $262,000 as of June 30, 2008.

At June 30, 2008, the reserve for unfunded commitments, which is included in other liabilities on the consolidated balance sheet, was $1.1 million. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amount of commitments, loss experience, and economic conditions.

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

Previously, Visa announced that it completed restructuring transactions in preparation for an initial public offering of its Class A stock planned for early 2008, and, as part of those transactions, Umpqua Bank’s membership interest was exchanged for Class B stock of Visa. In March 2008, Visa completed its initial public offering. Using the proceeds from this offering, Visa established a $3.0 billion escrow account to cover settlements, resolution of pending litigation and related claims (“covered litigation”). In connection with Visa’s establishment of the litigation escrow account, the Company reversed the $5.2 million Visa litigation related reserve in the first quarter of 2008, which was reflected as a reduction of other non-interest expense.

As a result of Visa’s initial public offering, we received $12.6 million in proceeds from a mandatory partial redemption of our restricted Class B common stock in the first quarter of 2008, which is recorded in other income. As of June 30, 2008, Umpqua owns 468,659 shares of Class B common stock. These shares are restricted and may not be transferred until the later of (1) three years from the date of the initial public offering or (2) the period of time necessary to resolve the covered litigation. A conversion ratio of 0.71429 was established for the conversion rate of Class B shares into Class A shares. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus. As of June 30, 2008, the value of the Class A shares was $81.31 per share. The value of unredeemed Class A equivalent shares owned by the Company was $27.2 million as of June 30, 2008, and has not been reflected in the accompanying financial statements.

In the ordinary course of business, various claims and lawsuits are brought by and against the Company, the Bank and Strand. In the opinion of management, there is no pending or threatened proceeding in which an adverse decision could result in a material adverse change in the Company’s consolidated financial condition or results of operations.

Concentrations of Credit Risk - The Company grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington and California. In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 79% of the Company’s loan and lease portfolio at June 30, 2008, and December 31, 2007. Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectibility, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Company’s primary market areas in particular, such as was seen with the deterioration in the residential development market since 2007, could have an adverse impact on the repayment of these loans. Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

Note 6 – Stock-Based Compensation

The compensation cost related to stock options, restricted stock and restricted stock units (included in salaries and employee benefits) was $1.0 million and $1.7 million for the three and six months ended June 30, 2008, respectively, as compared to $1.2 million and $1.8 million for the same periods in 2007, respectively. The total income tax benefit recognized in the income statement related to stock based compensation was $404,000 and $698,000 for the three and six months ended June 30, 2008, respectively, as compared to $498,000 and $725,000 for the same periods in 2007, respectively.

The following table summarizes information about stock option activity for the six months ended June 30, 2008:

(in thousands, except per share data)

	Six months ended June 30, 2008
	Options Outstanding	Weighted-Avg Exercise Price	Weighted-Avg Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Balance, beginning of period	1,582	$15.94
Granted	330	$15.50
Exercised	(83)	$8.85
Forfeited/expired	(128)	$19.61

Balance, end of period	1,701	$15.93	5.70	$2,147

Options exercisable, end of period	1,154	$14.68	4.58	$2,143

The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of options exercised during the three and six months ended June 30, 2008 was $120,000 and $470,000, respectively. This compared to the total intrinsic value of options exercised during the three and six months ended June 30, 2007 of $3.8 million and $6.1 million, respectively. During the three and six months ended June 30, 2008, the amount of cash received from the exercise of stock options was $234,000 and $735,000, respectively, as compared to $3.6 million and $5.0 million for the same periods in 2007, respectively.

The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. The following assumptions were used for stock options granted in the six months ended June 30, 2008 and 2007:

	Six months ended June 30,
	2008	2007
Dividend yield	4.33%	3.29%
Expected life (years)	7.3	6.2
Expected volatility	32%	34%
Risk-free rate	3.19%	4.46%
Weighted average grant date fair value of options granted	$3.43	$7.49

The Company grants restricted stock periodically as a part of the 2003 Stock Incentive Plan for the benefit of employees. Restricted shares issued generally vest on an annual basis over five years. The following table summarizes information about non-vested restricted shares as of June 30, 2008 and the changes for the six months ended June 30, 2008:

(in thousands, except per share data)

	Six months ended June 30, 2008
	Restricted Shares Outstanding	Weighted Average Grant Date Fair Value

Balance, beginning of period	247	$25.11
Granted	30	$15.19
Released	(31)	$27.91
Forfeited/expired	(19)	$26.10

Balance, end of period	227	$23.34

A deferred restricted stock award was granted to an executive in the second quarter of 2007. The award vests monthly based on continued service in various increments through July 1, 2011. The Company will issue certificates for the vested award within the seventh month following termination of the executive’s employment.

The total fair value of restricted shares vested and released during the three and six months ended June 30, 2008 was $46,000 and $494,000, respectively. This compared to the total fair value of restricted shares vested and released during the three and six months ended June 30, 2007 of $48,000 and $517,000, respectively.

The Company grants restricted stock units as a part of the 2007 Long Term Incentive Plan for the benefit of certain executive officers. Restricted stock unit grants are subject to performance-based vesting as well as other approved vesting conditions. In the second quarter of 2007, restricted stock units were granted that cliff vest after three years based on performance and service conditions. In the first quarter of 2008, additional restricted stock units were granted to these executives under substantially similar vesting terms. The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the performance and service conditions set forth in the grant agreements. The following table summarizes information about restricted stock units as of June 30, 2008 and the changes for the six months ended June 30, 2008:

(in thousands, except per share data)

	Six months ended June 30, 2008
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value

Balance, beginning of period	194	$24.52
Granted	183	$14.33
Released	-	$0.00
Forfeited/expired	-	$0.00

Balance, end of period	377	$19.57

As of June 30, 2008, there was $2.4 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 3.1 years. As of June 30, 2008, there was $4.3 million of total unrecognized compensation cost related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 3.5 years. As of June 30, 2008, there was $2.3 million of total unrecognized compensation cost related to non-vested restricted stock units which is expected to be recognized over a weighted-average period of 2.1 years, assuming performance conditions are met.

For the three months and six months ended June 30, 2008, the Company received income tax benefits of $64,000 and $383,000, respectively, related to the exercise of non-qualified employee stock options, disqualifying dispositions in the exercise of incentive stock options and the vesting of restricted shares. For the three and six months ended June 30, 2007, the Company received income tax benefits of $1.4 million and $2.4 million, respectively. In the six months ended June 30, 2008, the Company had net tax deficiencies (tax deficiency resulting from tax deductions less than the compensation cost recognized) of $147,000, compared to net excess tax benefits (tax benefits resulting from tax deductions in excess of the compensation cost recognized) of $236,000 for the six months ended June 30, 2007. Cash flows from gross excess tax benefits are classified as financing cash flows.

Note 7 – Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as the Oregon and California state jurisdictions. Except for the California amended returns of an acquired institution for the tax years 2001 and 2002, and only as it relates to the net interest deduction taken on these amended returns (for which the Company’s exposure is insignificant), the Company is no longer subject to U.S. federal or Oregon state examinations by tax authorities for years before 2004 and California state examinations for years before 2003. The Internal Revenue Service concluded an examination of the Company’s U.S. income tax returns for 2003 and 2004 in the second quarter of 2006. The results of the examination had no significant impact on the Company’s financial statements.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the form of a liability for unrecognized tax benefits. Accrued interest related to unrecognized tax benefits is recognized in tax expense.

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

The following is a computation of basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2007:

Earnings per Share

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Basic earnings per share:
Weighted average shares outstanding	60,075	60,679	60,052	59,435
Net income	$10,156	$19,913	$34,827	$40,575
Basic earnings per share	$0.17	$0.33	$0.58	$0.68

Diluted earnings per share:
Weighted average shares outstanding	60,075	60,679	60,052	59,435
Net effect of the assumed exercise of stock options, vesting of restricted shares and vesting of restricted stock units based on the treasury stock method	331	718	341	697

Total weighted average shares and common stock equivalents outstanding	60,406	61,397	60,393	60,132

Net income	$10,156	$19,913	$34,827	$40,575
Diluted earnings per share	$0.17	$0.32	$0.58	$0.67

Note 9 – Segment Information

The Company operates three primary segments: Community Banking, Mortgage Banking and Retail Brokerage. The Community Banking segment’s principal business focus is the offering of loan and deposit products to business and retail customers in its primary market areas. As of June 30, 2008, the Community Banking segment operated 147 stores located throughout Oregon, Northern California and Washington.

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

Summarized financial information concerning the Company’s reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

Segment Information

(in thousands)

	Three Months Ended June 30, 2008
	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated

Interest income	$ 107,594	$ 17	$3,114	$110,725
Interest expense	35,892	-	1,298	37,190

Net interest income	71,702	17	1,816	73,535
Provision for loan and lease losses	25,137	-	-	25,137
Non-interest income	11,170	2,184	3,774	17,128
Non-interest expense	47,231	2,061	2,146	51,438

Income before income taxes	10,504	140	3,444	14,088
Provision for income taxes	2,503	52	1,377	3,932

Net income	$ 8,001	$ 88	$2,067	$10,156

	Six Months Ended June 30, 2008
	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated

Interest income	$ 219,749	$ 17	$6,400	$226,166
Interest expense	79,720	-	2,891	82,611

Net interest income	140,029	17	3,509	143,555
Provision for loan and lease losses	40,269	-	-	40,269
Non-interest income	39,687	4,483	1,941	46,111
Non-interest expense	89,944	4,233	4,137	98,314

Income before income taxes	49,503	267	1,313	51,083
Provision for income taxes	15,627	104	525	16,256

Net income	$ 33,876	$ 163	$788	$34,827

	Three Months Ended June 30, 2007
	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated

Interest income	$ 118,429	$17	$4,110	$122,556
Interest expense	47,992	-	2,248	50,240

Net interest income	70,437	17	1,862	72,316
Provision for loan and lease losses	3,413	-	-	3,413
Non-interest income	10,429	2,765	2,736	15,930
Non-interest expense	49,105	2,565	2,275	53,945

Income before income taxes	28,348	217	2,323	30,888
Provision for income taxes	9,966	80	929	10,975

Net income	$ 18,382	$137	$1,394	$19,913

	Six Months Ended June 30, 2007
	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated

Interest income	$ 227,898	$32	$8,313	$236,243
Interest expense	91,261	-	4,356	95,617

Net interest income	136,637	32	3,957	140,626
Provision for loan and lease losses	3,496	-	-	3,496
Non-interest income	19,965	5,305	4,625	29,895
Non-interest expense	94,280	5,020	4,657	103,957

Income before income taxes	58,826	317	3,925	63,068
Provision for income taxes	20,807	116	1,570	22,493

Net income	$ 38,019	$201	$2,355	$40,575

	June 30, 2008
	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated

Total assets	$ 8,133,463	$8,481	$204,045	$8,345,989
Total loans	$ 5,932,763	$-	$178,725	$6,111,488
Total deposits	$ 6,349,724	$-	$10,185	$6,359,909

	December 31, 2007
	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated

Total assets	$ 8,120,970	$8,332	$210,751	$8,340,053
Total loans	$ 5,869,125	$-	$186,510	$6,055,635
Total deposits	$ 6,581,709	$-	$7,617	$6,589,326

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2008:

(in thousands)

	Fair Value at June 30, 2008

Description	Total	Level 1	Level 2	Level 3

Trading securities	$ 2,087	$2,087	$-	$ -
Available-for-sale securities	998,307	-	998,307	-
Mortgage Servicing Rights	11,576	-	11,576	-

Total assets measured at fair value	$ 1,011,970	$2,087	$1,009,883	$ -

Junior subordinated debentures, at fair value	$ 126,539	$-	$126,539	$ -

Total liabilities measured at fair value	$ 126,539	$-	$126,539	$ -

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

Additionally, from time to time, certain assets are measured at fair value on a nonrecurring basis. These adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following table presents information about the Company’s assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2008, and the total change resulting from these fair value adjustments for the six months ended June 30, 2008:

(in thousands)
	Fair Value at June 30, 2008				Six months ended June 30, 2008

Description	Total	Level 1	Level 2	Level 3	Total Loss

Loans and leases	$ 44,784	$ -	$ -	$ 44,784	$ 40,914
Other real estate owned	1,630	-	-	1,630	1,632

	$ 46,414	$ -	$ -	$ 46,414	$ 42,546

The loans and leases amount above represents impaired, collateral dependent loans that have been adjusted to fair value. When we identify a collateral dependent loan as impaired, we measure the impairment using the current fair value of the collateral, less selling costs. Depending on the characteristics of a loan, the fair value of collateral is estimated by obtaining external appraisals. If we determine that the value of the impaired loan is less than the recorded investment in the loan, we recognize this impairment and adjust the carrying value of the loan to fair value through the allowance for loan and lease losses. The loss represents charge-offs or impairments on collateral dependent loans for fair value adjustments based on the fair value of collateral. The carrying value of loans fully charged-off is zero.

The other real estate owned amount above represents impaired real estate that has been adjusted to fair value. Other real estate owned represents real estate which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned is recorded at the lower of the carrying amount of the loan or fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. The loss represents impairments on other real estate owned for fair value adjustment based on the fair value of the real estate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report contains certain forward-looking statements, which are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. These statements may include statements that expressly or implicitly predict future results, performance or events. All statements other than statements of historical fact are forward-looking statements. In addition, the words “anticipates,” “expects,” believes,” “estimates” and “intends” and words or phrases of similar meaning identify forward-looking statements. We make forward-looking statements regarding projected sources of funds, adequacy of our allowance for loan and lease losses and provision for loan and lease losses, and subsequent charge-offs. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the control of Umpqua. Risks and uncertainties include those set forth in filings with the SEC and the following:

•	The ability to attract new deposits and loans
•	Competitive market pricing factors
•	Deterioration in economic conditions that could result in increased loan and lease losses
•	Risks associated with concentrations in real estate related loans
•	Market interest rate volatility
•	Changes in legal or regulatory requirements or the results of regulatory examinations that could restrict growth
•	The ability to recruit and retain certain key management and staff
•	Risks associated with merger integration
•	Significant decline in the market value of the Company that could result in an impairment of goodwill

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

Our headquarters are located in Portland, Oregon, and we engage primarily in the business of commercial and retail banking and the delivery of retail brokerage services. The Bank provides a wide range of banking, mortgage banking and other financial services to corporate, institutional and individual customers. Along with our subsidiaries, we are subject to the regulations of state and federal agencies and undergo periodic examinations by these regulatory agencies.

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

Executive Overview

Highlights for the second quarter and year-to-date of 2008 were as follows:

•

Non-performing assets increased to $104.4 million, or 1.25% of total assets, as of June 30, 2008, compared to $98.0 million, or 1.18% of total assets as of December 31, 2007. Non-performing loans increased to $98.6 million, or 1.61% of total loans, as of June 30, 2008, compared to $91.1 million, or 1.50% of total loans as of December 31, 2007. This represents an 8% and a 6% increase in non-performing loans and non-performing assets, respectively, from December 31, 2007.

•

Loans past due 30-89 days decreased to $18.9 million, or 0.31% of total loans, as of June 30, 2008, compared to $39.0 million, or 0.64% of total loans, as of December 31, 2007 and $68.2 million, or 1.13% of total loans, as of March 31, 2008. This represents a 52% decrease in loans past due 30-89 days from December 31, 2007 and a 72% decrease in loans past due since March 31, 2008. The current past due ratio for loans 30-89 days past due is at the lowest level since March 31, 2007.

•

Net charge-offs increased to $51.5 million for the six months ended June 30, 2008, or 1.70% of average loans and leases (annualized), as compared to net recoveries of $59,000, or 0.00% of average loans and leases (annualized), for the six months ended June 30, 2007. The charge-offs in the current year include the charge-off of impairment estimates as of June 30, 2008 of $24.2 million on non-accrual loans. Prior to June 2008, these impairment estimates were specifically reserved for in the allowance for loan and lease losses.

•

The provision for loan and lease losses was $25.1 million and $40.3 million for the three and six months ended June 30, 2008, respectively, as compared to the $3.4 million and $3.5 million recognized for the three and six months ended June 30, 2007, respectively. This resulted from the increase in net charge-offs and non-performing loans between the two periods.

•

We recorded gains of $3.2 million and $4.8 million in the income statement representing the change in fair value on our junior subordinated debentures measured at fair value in the three and six months ended June 30, 2008, respectively, compared to gains of $279,000 and $608,000 in the three and six months ended June 30, 2007, respectively. The gains recognized during these periods were due to widening spreads for comparable new issuances.

•

Mortgage banking revenue was $1.8 million for the six months ended June 30, 2008, compared to a $4.4 million for the six months ended June 30, 2007. This resulted primarily from a $2.4 million loss on an ineffective mortgage servicing right (“MSR”) hedge due to widening spreads and price declines that were not offset by a corresponding gain in the related MSR asset.

•

Net interest margin, on a tax equivalent basis, decreased to 4.15% and 4.06% for the three and six months ended June 30, 2008, compared 4.34% and 4.40% for the same periods a year ago. The decrease in net interest margin resulted from reductions in earning asset yields due primarily to the decline in the prime rate in the current periods, offset by a decrease in the cost of interest bearing deposits. Net interest margin, on a tax equivalent basis, increased for the three months ended June 30, 2008 to 4.15% from prior quarter of 3.98%. This increase resulted primarily from the cost of interest bearing deposits decreasing 58 basis points, offset by earning asset yields decreasing 30 basis points. Excluding reversals of interest on new non-accrual loans, the net interest margin would have increased 25 basis points during the quarter.

•

Net income per diluted share was $0.17 and $0.58 for the three and six months ended June 30, 2008, as compared to $0.32 and $0.67 per diluted share earned in the three and six months ended June 30, 2007.

•

Total gross loans and leases were $6.1 billion as of June 30, 2008, an increase of $55.9 million, or 1.9% annualized, as compared to December 31, 2007. The pace of loan growth slowed from the prior period primarily as a result of the economic downturn experienced in some of the communities we serve.

•

Total deposits were $6.4 billion as of June 30, 2008, compared to $6.6 billion as of December 31, 2007, a decrease of $229.4 million or 7.0% annualized. The decline resulted primarily from reductions in deposits held by title and 1031 exchange companies—a result of the slowing real estate segment of our economy—and government agencies carrying lower balances.

•	Total consolidated assets were $8.3 billion as of June 30, 2008, representing an increase of $5.9 million over December 31, 2007.

•

Cash dividends declared in the second quarter of 2008 were $0.19 per share which was comparable to the first quarter of 2008 and the fourth quarter of 2007, but an increase from the $0.18 declared in the second quarter of 2007.

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

Regular credit reviews of the portfolio also identify loans that are considered potentially impaired. Potentially impaired loans are referred to the ALLL Committee which reviews and approves designated loans as impaired. A loan is considered impaired when based on current information and events, we determine that we will probably not be able to collect all amounts due according to the loan contract, including scheduled interest payments. When we identify a loan as impaired, we measure the impairment using discounted cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of the collateral, less selling costs, instead of discounted cash flows. If we determine that the value of the impaired loan is less than the recorded investment in the loan, we will either recognize an impairment reserve as a specific component to be provided for in the allowance for loan and lease losses or charge-off the impaired balance on collateral dependent loans if it is determined that such amount represents a confirmed loss. The combination of the risk rating-based allowance component and the impairment reserve allowance component lead to an allocated allowance for loan and lease losses.

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

Management believes that the ALLL was adequate as of June 30, 2008. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL that could result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 79% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses. Over the last several quarterly reporting periods, there has been deterioration in the residential development market which has led to an increase in non-performing loans and allowance for loan and lease loss. A continued deterioration in this market may lead to additional charges to the provision for loan and lease losses.

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

Valuation of Goodwill and Intangible Assets

At June 30, 2008, we had $761.7 million in goodwill and other intangible assets as a result of business combinations. Goodwill and other intangibles with indefinite lives are not amortized but instead are periodically tested for impairment. Management performs an impairment analysis for the intangible assets with indefinite lives on a quarterly basis and determined that there was no impairment as of June 30, 2008. The valuation is determined using discounted cash flows of forecasted earnings, estimated sales price based on recent historical market transactions and market capitalization based on current stock price. If impairment was deemed to exist, a write down of the asset would occur with a charge to earnings. The impairment analysis requires management to make subjective judgments. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures, technology, changes in discount rates and specific industry and market conditions.

Stock-based Compensation

Consistent with the provisions of SFAS No. 123R, Share Based Payment, a revision to the previously issued guidance on accounting for stock options and other forms of equity-based compensation, we recognize in the income statement the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). The requisite service period may be subject to performance conditions. The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. Management assumptions utilized at the time of grant impact the fair value of the option calculated under the Black-Scholes methodology, and ultimately, the expense that will be recognized over the life of the option. Additional information is included in Note 6 of the Notes to Condensed Consolidated Financial Statements.

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

In June 2008, FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This statement is effective on fiscal years beginning after December 15, 2008 for the Company, to be applied retrospectively. We are currently evaluating the impact of the adoption of FSP EITF 03-6-1.

RESULTS OF OPERATIONS

OVERVIEW

For the three months ended June 30, 2008, net income was $10.2 million, or $0.17 per diluted share, as compared to $19.9 million, or $0.32 per diluted share for the three months ended June 30, 2007. For the six months ended June 30, 2008, net income was $34.8 million, or $0.58 per diluted share, as compared to $40.6 million, or $0.67 per diluted share for the six months ended June 30, 2007. The decrease in net income for the three and six months ended June 30, 2008 is principally attributable to increased provision for loan losses, partially offset by increased non-interest income and decreased non-interest expense. We completed the acquisition of North Bay Bancorp April 26, 2007 and the results of the acquired operations are only included in our financial results starting on April 27, 2007.

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

The following table presents a reconciliation of operating income and operating income per diluted share to net income and net income per diluted share for the three and six months ended June 30, 2008 and 2007:

Reconciliation of Operating Income to Net Income

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income	$10,156	$19,913	$34,827	$40,575
Merger-related expenses, net of tax	-	1,430	-	1,762

Operating income	$10,156	$21,343	$34,827	$42,337

Per diluted share:
Net income	$0.17	$0.32	$0.58	$0.67
Merger-related expenses, net of tax	-	0.03	-	0.03

Operating income	$0.17	$0.35	$0.58	$0.70

The following table presents the returns on average assets, average shareholders’ equity and average tangible shareholders’ equity for the three and six months ended June 30, 2008 and 2007. For each of the periods presented, the table includes the calculated ratios based on reported net income and operating income as shown in the Table above. Our return on average shareholders’ equity is negatively impacted as the result of capital required to support goodwill. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger-related intangible assets, we believe it beneficial to also consider the return on average tangible shareholders’ equity. The return on average tangible shareholders’ equity is calculated by dividing net income by average shareholders’ equity less average intangible assets. The return on average tangible shareholders’ equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average shareholders’ equity.

Return on Average Assets, Shareholders’ Equity and Tangible Shareholders’ Equity

(dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Returns on average assets:
Net income	0.49%	1.02%	0.84%	1.08%
Operating income	0.49%	1.09%	0.84%	1.13%

Returns on average shareholders’ equity:
Net income	3.25%	6.44%	5.59%	6.81%
Operating income	3.25%	6.91%	5.59%	7.11%

Returns on average tangible shareholders’ equity:
Net income	8.23%	16.11%	14.27%	16.72%
Operating income	8.23%	17.26%	14.27%	17.45%

Calculation of average tangible shareholders’ equity:
Average shareholders’ equity	$1,258,591	$1,239,691	$1,253,991	$1,200,655
Less: average intangible assets	(762,398)	(743,801)	(763,194)	(711,369)

Average tangible shareholders’ equity	$496,193	$495,890	$490,797	$489,286

NET INTEREST INCOME

Net interest income is the largest source of our operating income. Net interest income for the three months ended June 30, 2008 was $73.5 million, an increase of $1.2 million or 2% over the same period in 2007. Net interest income for the three months ended June 30, 2008 was negatively impacted by the $1.4 million reversal of interest income on non-accrual loans during the quarter. Net interest income for the six months ended June 30, 2008 was $143.6 million, an increase of $2.9 million or 2% over the same period in 2007. Net interest income for the six months ended June 30, 2008 was negatively impacted by the $1.6 million reversal of interest income on non-accrual loans during the period. The results for the three and six months ended June 30, 2008 as compared to the same periods in 2007 are attributable to growth in outstanding average interest-earning assets, primarily loans and leases, offset by both growth in interest-bearing liabilities, primarily money-market, time deposits and term debt, and a decrease in net interest margin. In addition to organic growth, the North Bay merger, which was completed on April 26, 2007, contributed to the increase in interest-earning assets and interest-bearing liabilities in the three and six months ended June 30, 2008 over the same period in 2007. The fair value of interest-earning assets acquired as a result of the North Bay merger totaled $523.5 million, and interest-bearing liabilities totaled $572.2 million.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax-equivalent basis was 4.15% for the three months ended June 30, 2008, a decrease of 19 basis points as compared to the same period in 2007. The decreased yield on interest-earning assets of 110 basis points in the three months ended June 30, 2008 primarily resulted from the recent reductions in the prime rate. This decline was partially offset by the decrease in our interest expense to earning assets of 91 basis points from the lower costs of interest bearing deposits. The $1.4 million reversal of interest income on non-accrual loans in the quarter contributed to a 8 basis point decline in the tax equivalent net interest margin during the quarter. The net interest margin on a fully tax-equivalent basis was 4.06% for the six months ended June 30, 2008, a decrease of 34 basis points as compared to the same period in 2007. The decreased yield on interest-earning assets of 99 basis points in the six months ended June 30, 2008 primarily resulted from the recent reductions in the prime rate. This decline was partially offset by the decrease in our interest expense to earning assets of 65 basis points from the lower costs of interest bearing deposits. The $1.6 million reversal of interest income on non-accrual loans over the six months ending June 30, 2008 contributed to a 4 basis point decline in the tax equivalent net interest margin compared to the same period in 2007.

Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds. The following tables presents condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three and six months ended June 30, 2008 and 2007:

Average Rates and Balances (Quarterly)

(dollars in thousands)

	Three months ended June 30, 2008			Three months ended June 30, 2007
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates

INTEREST-EARNING ASSETS:
Loans and leases (1)	$6,115,204	$97,963	6.44%	$5,792,915	$111,797	7.74%
Taxable securities	892,619	10,998	4.93%	746,720	8,808	4.72%
Non-taxable securities (2)	173,171	2,432	5.62%	148,072	1,873	5.06%
Temporary investments (3)	17,538	87	2.00%	48,142	616	5.13%

Total interest earning assets	7,198,532	111,480	6.23%	6,735,849	123,094	7.33%
Allowance for loan and lease losses	(85,782)			(65,468)
Other assets	1,208,212			1,170,041

Total assets	$8,320,962			$7,840,422

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	$3,202,150	$12,870	1.62%	$3,057,077	$22,990	3.02%
Time deposits	1,969,899	18,598	3.80%	1,824,422	21,591	4.75%
Federal funds purchased and repurchase agreements	95,152	495	2.09%	88,484	824	3.74%
Term debt	230,641	2,011	3.51%	70,364	813	4.63%
Junior subordinated debentures	234,100	3,216	5.53%	211,832	4,022	7.62%

Total interest-bearing liabilities	5,731,942	37,190	2.61%	5,252,179	50,240	3.84%
Non-interest-bearing deposits	1,248,093			1,271,311
Other liabilities	82,336			77,241

Total liabilities	7,062,371			6,600,731
Shareholders’ equity	1,258,591			1,239,691

Total liabilities and shareholders’ equity	$8,320,962			$7,840,422

NET INTEREST INCOME (2)		$74,290			$72,854

NET INTEREST SPREAD			3.62%			3.49%

AVERAGE YIELD ON EARNING ASSETS (1), (2)			6.23%			7.33%
INTEREST EXPENSE TO EARNING ASSETS			2.08%			2.99%

NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			4.15%			4.34%

(1) Non-accrual loans and mortgage loans held for sale are included in the average balance.

(2) Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $755,000 and $538,000 for the three months ended June 30, 2008 and 2007, respectively.

(3) Temporary investments include federal funds sold and interest-bearing deposits at other banks.

Average Rates and Balances (Year-to-Date)

(dollars in thousands)

	Six months ended June 30, 2008			Six months ended June 30, 2007
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates

INTEREST-EARNING ASSETS:
Loans and leases (1)	$6,098,785	$202,115	6.66%	$5,597,026	$215,778	7.77%
Taxable securities	884,716	20,405	4.61%	702,951	16,392	4.66%
Non-taxable securities (2)	173,460	4,844	5.59%	133,520	3,622	5.42%
Temporary investments (3)	21,612	290	2.70%	58,368	1,510	5.22%

Total interest earning assets	7,178,573	227,654	6.38%	6,491,865	237,302	7.37%
Allowance for loan and lease losses	(85,115)			(62,839)
Other assets	1,210,844			1,121,191

Total assets	$8,304,302			$7,550,217

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	$3,257,037	$31,046	1.92%	$2,953,992	$43,773	2.99%
Time deposits	1,956,401	40,047	4.12%	1,785,236	41,839	4.73%
Federal funds purchased and repurchase agreements	96,322	1,244	2.60%	71,580	1,227	3.46%
Term debt	170,943	3,136	3.69%	39,672	893	4.54%
Junior subordinated debentures	235,088	7,138	6.11%	208,952	7,885	7.61%

Total interest-bearing liabilities	5,715,791	82,611	2.91%	5,059,432	95,617	3.81%
Non-interest-bearing deposits	1,249,360			1,215,069
Other liabilities	85,160			75,061

Total liabilities	7,050,311			6,349,562
Shareholders’ equity	1,253,991			1,200,655

Total liabilities and shareholders’ equity	$8,304,302			$7,550,217

NET INTEREST INCOME (2)		$145,043			$141,685

NET INTEREST SPREAD			3.47%			3.56%

AVERAGE YIELD ON EARNING ASSETS (1), (2)			6.38%			7.37%
INTEREST EXPENSE TO EARNING ASSETS			2.32%			2.97%

NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			4.06%			4.40%

(1) Non-accrual loans and mortgage loans held for sale are included in the average balance.

(2) Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1.5 million and $1.1 million for the six months ended June 30, 2008 and 2007, respectively.

(3) Temporary investments include federal funds sold and interest-bearing deposits at other banks.

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three and six months ended June 30, 2008 as compared to the same periods in 2007. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Rate/Volume Analysis (Quarterly)

(in thousands)

	Three months ended June 30, 2008 compared to 2007
	Increase (decrease) in interest income and expense due to changes in
	Volume	Rate	Total

INTEREST-EARNING ASSETS:
Loans and leases	$5,959	$(19,793)	$(13,834)
Taxable securities	1,784	406	2,190
Non-taxable securities (1)	338	221	559
Temporary investments	(270)	(259)	(529)

Total (1)	7,811	(19,425)	(11,614)

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	1,044	(11,164)	(10,120)
Time deposits	1,623	(4,616)	(2,993)
Repurchase agreements and federal funds	58	(387)	(329)
Term debt	1,441	(243)	1,198
Junior subordinated debentures	391	(1,197)	(806)

Total	4,557	(17,607)	(13,050)

Net increase in net interest income (1)	$3,254	$(1,818)	$1,436

(1) Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

Rate/Volume Analysis (Year-to-Date)
(in thousands)

	Six months ended June 30, 2008 compared to 2007
	Increase (decrease) in interest income and expense due to changes in
	Volume	Rate	Total

INTEREST-EARNING ASSETS:
Loans and leases	$18,286	$(31,949)	$(13,663)
Taxable securities	4,194	(181)	4,013
Non-taxable securities (1)	1,112	110	1,222
Temporary investments	(691)	(529)	(1,220)

Total (1)	22,901	(32,549)	(9,648)

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	4,133	(16,860)	(12,727)
Time deposits	3,793	(5,585)	(1,792)
Repurchase agreements and federal funds	364	(347)	17
Term debt	2,437	(194)	2,243
Junior subordinated debentures	912	(1,659)	(747)

Total	11,639	(24,645)	(13,006)

Net increase in net interest income (1)	$11,262	$(7,904)	$3,358

(1) Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

PROVISION FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses was $25.1 million and $40.3 million for the three and six months ended June 30, 2008, compared to $3.4 million and $3.5 million for the same periods in 2007. As an annualized percentage of average outstanding loans, the provision for loan losses recorded for the three and six months ended June 30, 2008 was 1.66% and 1.33% as compared to 0.24% 0.13% in the same periods in 2007.

The increase in the provision for loan and lease losses in the three and six months ended June 30, 2008 as compared to the same periods in 2007 is principally attributable to an increase in non-performing loans and leases and downgrades within the portfolio related primarily to the housing market downturn and its impact on our residential development portfolio, and the increase in loans charged-off during the year.

The Company identified $24.2 million of impairment related to non-accrual loans as of June 30, 2008, which had been specifically reserved as estimates for potential future loss. Prior to the second quarter, the Company recognized the charge-off of an impairment reserve when the loan was resolved, sold, or foreclosed and transferred to other real estate owned. Due to declining real estate values in our markets, it is increasingly likely that an impairment reserve on collateral dependent real estate loan represents a confirmed loss. As a result, in the second quarter, the Company began recognizing the charge-off of impaired loans within the period when it arises for collateral dependent loans. Therefore, the non-accrual loans of $94.7 million as of June 30, 2008 have already been partially charged-off to their estimated net realizable value, and are expected to be resolved over the coming quarters with no additional material loss.

The provision for loan and lease losses is based on management’s evaluation of inherent risks in the loan portfolio and a corresponding analysis of the allowance for loan and lease losses. Additional discussion on loan quality and the allowance for loan and lease losses is provided under the heading Asset Quality and Non-Performing Assets below.

NON-INTEREST INCOME

Non-interest income in the three months ended June 30, 2008 was $17.1 million, an increase of $1.2 million, or 8%, as compared to the same period in 2007. Non-interest income in the six months ended June 30, 2008 was $46.1 million, an increase of $16.2 million, or 54%, as compared to the same period in 2007. The following table presents the key components of non-interest income for the three and six months ended June 30, 2008 and 2007:

Non-Interest Income

  (in thousands)

	Three months ended June 30,				Six months ended June 30,
	2008	2007	Change Amount	Change Percent	2008	2007	Change Amount	Change Percent
Service charges on deposit accounts	$8,819	$8,148	$671	8%	$17,196	$15,200	$1,996	13%
Brokerage commissions and fees	2,070	2,679	(609)	-23%	4,245	5,096	(851)	-17%
Mortgage banking revenue, net	3,687	2,607	1,080	41%	1,817	4,406	(2,589)	-59%
Net gain on sale of investment securities	(2)	(2)	-	0%	3,899	3	3,896	NM
Proceeds from Visa mandatory partial redemption	-	-	-	NM	12,633	-	12,633	NM
Other income	2,554	2,498	56	2%	6,321	5,190	1,131	22%

Total	$17,128	$15,930	$1,198	8%	$46,111	$29,895	$16,216	54%

NM - Not meaningful

The increase in deposit service charges in 2008 over the same periods in 2007 is principally attributable to increased volume of deposit accounts. Brokerage commissions and fees declined as a result of deteriorating conditions in the trading market during 2008, as compared to the same periods in 2007. The increase in mortgage banking revenue for the three months ended June 30, 2008 compared to the same quarter of the prior year primary resulted from the difference between the $1.8 million gain and $237,000 gain on the MSR asset, respectively. The decrease in mortgage banking revenue for the six months ended June 30, 2008 compared to the same period of the prior year primary resulted from the $2.4 million realized loss on the MSR hedge due to significant market volatility in the first quarter of 2008. The Company realized a $3.9 million gain in the first quarter of 2008 on sale of investment securities as part of a repositioning of the investment portfolio to reduce the weighted average life in response to the current economic outlook. Other income for the three months ended June 30, 2008 included a $3.2 million gain on the junior subordinated debentures measured at fair value as a result of widening spreads for comparable new issuances, offset by a $2.9 million loss on impairment or sales of other real estate owned. This compares to a $279,000 gain on the junior subordinated debentures measured at fair value and no loss on impairment or sale of other real estate owned for the three months ended June 30, 2007. Other income for the six months ended June 30, 2008 included a $4.8 million gain on the junior subordinated debentures measured at fair value as a result of widening spreads for comparable new issuances, offset by a $3.5 million loss on impairment or sales of other real estate owned. This compares to a $608,000 gain on the junior subordinated debentures measured at fair value and no loss on impairment or sale of other real estate owned for the six months ended June 30, 2007.

Other income also increased from the completion of the Visa initial public offering and subsequent mandatory partial redemption of shares with proceeds of $12.6 million. As part of this offering, Visa also established a $3.0 billion escrow account to cover settlements, the resolution of pending litigation and related claims (“covered litigation”).

The Company’s remaining 468,659 shares of Visa Class B common stock are restricted and may not be transferred until the later of (1) three years from the date of the initial public offering or (2) the period of time necessary to resolve the covered litigation. A conversion ratio of 0.71429 was established for the conversion rate of Class B shares into Class A shares. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus. As of June 30, 2008, the value of the Class A shares was $81.31 per share. The value of unredeemed Class A equivalent shares owned by the Company was $27.2 million as of June 30, 2008, and has not been reflected in the accompanying financial statements.

NON-INTEREST EXPENSE

Non-interest expense for the three months ended June 30, 2008 was $51.4 million, a decrease of $2.5 million or 5% compared to the three months ended June 30, 2007. Non-interest expense for the six months ended June 30, 2008 was $98.3 million, a decrease of $5.6 million or 5% compared to the six months ended June 30, 2007. The following table presents the key elements of non-interest expense for the three and six months ended June 30, 2008 and 2007:

Non-Interest Expense

(in thousands)

	Three months ended June 30,				Six months ended June 30,
	2008	2007	Change Amount	Change Percent	2008	2007	Change Amount	Change Percent
Salaries and employee benefits	$27,668	$28,898	$(1,230)	-4%	$55,912	$57,167	$(1,255)	-2%
Net occupancy and equipment	9,149	8,782	367	4%	18,265	17,608	657	4%
Communications	1,610	1,683	(73)	-4%	3,388	3,486	(98)	-3%
Marketing	1,137	1,576	(439)	-28%	1,908	2,423	(515)	-21%
Services	4,368	4,598	(230)	-5%	9,075	9,202	(127)	-1%
Supplies	730	808	(78)	-10%	1,395	1,588	(193)	-12%
Intangible amortization	1,491	1,490	1	0%	2,982	2,633	349	13%
Merger-related expenses	-	2,383	(2,383)	-100%	-	2,937	(2,937)	-100%
Visa litigation	-	-	-	NM	(5,183)	-	(5,183)	NM
Other	5,285	3,727	1,558	42%	10,572	6,913	3,659	53%

Total	$51,438	$53,945	$(2,507)	-5%	$98,314	$103,957	$(5,643)	-5%

NM - Not meaningful

Salaries and employee benefits have decreased despite the effects of the North Bay acquisition in April 2007. The decline in salaries, communications, marketing, services and supplies expense are a result of aggressive cost saving initiatives implemented in late 2007. Net occupancy and equipment increased reflecting 10 new banking locations as a result of the North Bay acquisition in April 2007 and the addition of three de novo branches in 2007. The increase in intangible amortization for the six months ending June 30, 2008 as compared to the prior year same period is due to the increase in core deposit and other intangibles as a result of the North Bay acquisition. We also incur significant expenses in connection with the completion and integration of bank acquisitions that are not capitalizable. Classification of expenses as merger-related is done in accordance with the provisions of a Board-approved policy. The merger-related expenses incurred in 2007 related to the North Bay Bancorp acquisition.

In connection with Visa establishing a $3.0 billion litigation escrow account from the proceeds of their initial public offering, the Company reversed a $5.2 million reserve in the first quarter of 2008, reflected as a reduction of other non-interest expense. We were required to recognize an estimate of Visa’s pending litigation settlements in the fourth quarter of 2007 based on our ownership position prior to their initial public company. Now that the offering is complete and an escrow litigation account funded, we were able to reverse the accrual. Excluding the reversal of the litigation accrual, other non-interest expense increased due to expenses related to other real estate owned of $151,000 and $675,000 for the three and six months ended June 30, 2008, respectively, and FDIC deposit insurance assessments of $1.1 million and $2.4 million for the three and six months ended June 30, 2008, respectively. For the three and six months ended June 30, 2007, there were no expenses in conjunction with other real estate owned and the Company utilized a one-time FDIC assessment credit resulting in no expense for the period.

INCOME TAXES

Our consolidated effective tax rate as a percentage of pre-tax income for the three and six months ended June 30, 2008 was 27.9% and 31.8%, compared to 35.5% and 35.7% for the three and six months ended June 30, 2007. The effective tax rates were below the federal statutory rate of 35% and the apportioned state rate of 5% (net of the federal tax benefit) principally because of non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities, tax credits arising from low income housing investments, Business Energy tax credits and exemptions related to loans and hiring in designated enterprise zones.

FINANCIAL CONDITION

INVESTMENT SECURITIES

Trading securities consist of securities held in inventory by Strand for sale to its clients and securities invested in trust for former employees of acquired institutions as required by agreements. Trading securities were $2.1 million at June 30, 2008, as compared to $2.8 million at December 31, 2007.

Investment securities available for sale decreased $52.4 million to $998.3 million as of June 30, 2008, as compared to December 31, 2007. This decrease is principally attributable to purchases of $355.8 million of investment securities available for sale, offset by the proceeds from the sales and maturities of $395.1 million of investment securities available for sale (of which $3.9 million represents net gains on sale), and a decrease in fair value of investment securities available for sale of $12.4 million.

Investment securities held to maturity were $5.1 million as of June 30, 2008, as compared to $6.0 million at December 31, 2007. This decrease is principally attributable to paydowns and maturities of investment securities held to maturity.

The following table presents the available for sale and held to maturity investment securities portfolio by major type as of June 30, 2008 and December 31, 2007:

Investment Securities Composition

(in thousands)

	Investment Securities Available for Sale
	June 30, 2008		December 31, 2007
	Fair Value	%	Fair Value	%
U.S. Treasury and agencies	$137,587	14%	$158,432	15%
Mortgage-backed securities and collateralized mortgage obligations	670,098	67%	672,344	64%
Obligations of states and political subdivisions	164,853	17%	169,994	16%
Other debt securities	948	0%	967	0%
Investments in mutual funds and other equity securities	24,821	2%	49,019	5%

Total	$998,307	100%	$1,050,756	100%

	Investment Securities Held to Maturity
	June 30, 2008		December 31, 2007
	Amortized Cost	%	Amortized Cost	%
Obligations of states and political subdivisions	$4,540	89%	$5,403	90%
Mortgage-backed securities and collateralized mortgage obligations	200	4%	227	4%
Other investment securities	375	7%	375	6%

Total	$5,115	100%	$6,005	100%

Unrealized loss in the investment portfolio was $16.9 million at June 30, 2008. This consisted primarily of unrealized loss on mortgage backed securities and collateralized mortgage obligations of $9.6 million, unrealized loss on an intermediate mortgage mutual fund of $5.7 million and unrealized loss on obligations of states and political subdivisions of $1.7 million. The unrealized losses were primarily caused by interest rate increases subsequent to the purchase of the securities, and not credit quality.

LOANS AND LEASES

Total loans and leases outstanding at June 30, 2008 were $6.1 billion, an increase of $55.9 million as compared to year-end 2007. The pace of loan growth slowed from the prior period primarily as a result of the economic downturn experienced in some of the communities we serve. The following tables present the concentration distribution of our loan portfolio at June 30, 2008 and December 31, 2007:

Loan Concentrations

(in thousands)

	June 30, 2008		December 31, 2007
	Amount	Percentage	Amount	Percentage
Construction and development	$1,083,499	17.7%	$1,202,173	19.9%
Farmland	99,269	1.6%	94,687	1.6%
Home equity credit lines	235,483	3.9%	196,895	3.3%
Single family first lien mortgage	194,232	3.2%	200,570	3.3%
Single family second lien mortgage	27,334	0.4%	29,451	0.5%
Multifamily	147,979	2.4%	155,855	2.6%
Commercial real estate	3,050,458	49.9%	2,918,056	48.0%

Total real estate secured	4,838,254	79.1%	4,797,687	79.2%
Commercial and industrial	1,121,753	18.4%	1,108,774	18.3%
Agricultural production	63,131	1.0%	61,165	1.0%
Consumer	35,872	0.6%	37,865	0.6%
Leases	40,839	0.7%	40,207	0.7%
Other	23,042	0.4%	21,226	0.4%
Deferred loan fees, net	(11,403)	-0.2%	(11,289)	-0.2%

Total loans	$6,111,488	100.0%	$6,055,635	100.0%

ASSET QUALITY AND NON-PERFORMING ASSETS

Non-performing loans, which include non-accrual loans and accruing loans past due over 90 days, totaled $98.6 million, or 1.61% of total loans, at June 30, 2008, as compared to $91.1 million, or 1.50% of total loans, at December 31, 2007. Non-performing assets, which include non-performing loans and foreclosed real estate (“other real estate owned”), totaled $104.4 million, or 1.25% of total assets, as of June 30, 2008, as compared to $98.0 million, or 1.18% of total assets, as of December 31, 2007. This represents an 8% increase in non-performing loans and a 6% increase in non-performing assets since December 31, 2007.

Loans are classified as non-accrual when collection of principal or interest is doubtful—generally if they are past due as to maturity or payment of principal or interest by 90 days or more—unless such loans are well-secured and in the process of collection. Additionally, all loans that are “impaired” in accordance with SFAS No. 114, Accounting by Creditors for the Impairment of a Loan, are considered for non-accrual status. Loans placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospects for future payments in accordance with the loan agreement appear relatively certain. Foreclosed properties held as other real estate owned are recorded at the lower of the recorded investment in the loan or market value of the property less expected selling costs. Other real estate owned at June 30, 2008 totaled $5.8 million and consisted of 7 properties.

The following table summarizes our non-performing assets as of June 30, 2008 and December 31, 2007:

Non-Performing Assets

(dollars in thousands)

	June 30, 2008	December 31, 2007
Loans on nonaccrual status	$94,666	$81,317
Loans past due 90 days or more and accruing	3,911	9,782

Total non-performing loans	98,577	91,099
Other real estate owned	5,826	6,943

Total non-performing assets	$104,403	$98,042

Allowance for loan losses	$73,721	$84,904
Reserve for unfunded commitments	1,112	1,182

Allowance for credit losses	$74,833	$86,086

Asset quality ratios:
Non-performing assets to total assets	1.25%	1.18%
Non-performing loans to total loans	1.61%	1.50%
Allowance for loan losses to total loans	1.21%	1.40%
Allowance for credit losses to total loans	1.22%	1.42%
Allowance for credit losses to total non-performing loans	76%	94%

The following table summarizes our non-performing assets by region as of June 30, 2008:

Non-Performing Assets by Region

(dollars in thousands)

	June 30, 2008
	Oregon/ Washington	California	Total
Loans on nonaccrual status	$20,371	$74,295	$94,666
Loans past due 90 days or more and accruing	1,922	1,989	3,911

Total non-performing loans	22,293	76,284	98,577
Other real estate owned	4,036	1,790	5,826

Total non-performing assets	$26,329	$78,074	$104,403

At June 30, 2008, $71.5 million of the total $94.7 million of non-accrual loans were residential development loans. These loans, a subset of the construction and development category, have been adversely impacted by the housing market downturn. The following table is a geographic distribution of the residential development portfolio:

Residential Development Loans

(dollars in thousands)

			June 30, 2008
	December 31, 2007	March 31, 2008	Outstanding Balance	Non-accrual loans	Remaining balance	Remaining average loan balance
Northwest Oregon	$237,780	$201,368	$158,588	$4,366	$154,222	$871
Central Oregon	57,933	56,346	51,594	2,050	49,544	1,270
Southern Oregon	50,437	48,220	44,781	4,503	40,278	671
Washington	45,206	42,519	36,324	5,645	30,679	1,058
Greater Sacramento	167,245	146,140	135,648	32,188	103,460	924
Northern California	115,604	87,424	74,730	22,744	51,986	553

Total	$674,205	$582,017	$501,665	$71,496	$430,169	$842

Quarterly change amount		$(92,188)	$(80,352)
Quarterly change amount		-14%	-14%

At June 30, 2008, $44.5 million of loans were classified as restructured as compared to no loans at December 31, 2007. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. While all of the restructured loans as of June 30, 2008 were classified as impaired, only $18.0 million were placed on non-accrual.

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

ALLOWANCE FOR LOAN AND LEASE LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS

The allowance for loan and lease losses (“ALLL”) totaled $73.7 million at June 30, 2008, a decrease from the $84.9 million at December 31, 2007. The following table shows the activity in the ALLL for the three and six months ending June 30, 2008 and 2007:

Allowance for Loan and Lease Losses

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Balance, beginning of period	$86,560	$60,263	$84,904	$60,090
Acquisitions	-	5,078	-	5,078
Provision for loan and lease losses	25,137	3,413	40,269	3,496

Loans charged-off	(38,752)	(870)	(52,722)	(1,583)
Charge-off recoveries	776	839	1,270	1,642

Net (charge-offs) recoveries	(37,976)	(31)	(51,452)	59

Total allowance for loan and lease losses	73,721	68,723	73,721	68,723
Reserve for unfunded commitments	1,112	1,273	1,112	1,273

Allowance for credit losses	$74,833	$69,996	$74,833	$69,996

As a percentage of average loans and leases (annualized):
Net (charge-offs) recoveries	-2.51%	-0.00%	-1.70%	0.00%
Provision for loan and lease losses	1.66%	0.24%	1.33%	0.13%

The decrease in the allowance for loan and lease losses as of June 30, 2008 is a result of the increase in charge-offs in 2008. The increase in charge-offs is primarily driven by two factors. First, the significant slowdown in the housing industry which has affected our residential development portfolio, resulted in an increase in non-performing loans and related charge-offs. Of the $52.7 million in charge-offs year-to-date, $40.6 million are residential development related. The second factor involves the timing of charge-offs on collateral dependent impaired loans. The Company establishes reserves within the allowance for loan and lease loss for specifically identified impairments on non-accrual loans. Prior to the second quarter, the Company recognized the charge-off of an impairment reserve when the loan was resolved, sold, or foreclosed and transferred to other real estate owned. Due to declining real estate values in our markets, it is increasingly likely that an impairment reserve on collateral dependent real estate loan represents a confirmed loss. As a result, in the second quarter, the Company began recognizing the charge-off of the impaired loans within the period when it arises for collateral dependent loans. Depending on the characteristics of a loan, the fair value of collateral is estimated by obtaining external appraisals. The Company identified $24.2 million of impairment related to non-accrual loans as of June 30, 2008. These amounts were charged-off in the current quarter. Therefore, the non-accrual loans of $94.7 million as of June 30, 2008 have already been partially charged-off to their estimated net realizable value, and are expected to be resolved over the coming quarters with no additional material loss. The increase in non-performing loans and charge-offs combined has led to an increased provision for loan and lease losses during the three and six months ended June 30, 2008, as compared to the same periods in 2007. Additional discussion on the increase in provision for loan and lease losses is provided under the heading Provision for Loan and Lease Losses above.

The following table presents a summary of activity in the reserve for unfunded commitments (“RUC”):

Summary of Reserve for Unfunded Commitments Activity

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Balance, beginning of period	$1,141	$1,231	$1,182	$1,313
Acquisitions	-	134	-	134
Net decrease credited to other expenses	(29)	(92)	(70)	(174)

Balance, end of period	$1,112	$1,273	$1,112	$1,273

We believe that the ALLL and RUC at June 30, 2008 are sufficient to absorb losses inherent in the loan portfolio and credit commitments outstanding as of that date, respectively, based on the best information available. This assessment, based in part on historical levels of net charge-offs, loan growth, and a detailed review of the quality of the loan portfolio, involves uncertainty and judgment. Therefore, the adequacy of the ALLL and RUC cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

MORTGAGE SERVICING RIGHTS

The following table presents the key elements of our mortgage servicing rights asset for the three and six months ended June 30, 2008 and 2007, respectively:

Summary of Mortgage Servicing Rights

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Balance, beginning of period	$8,640	$9,524	$10,088	$9,952
Additions for new mortgage servicing rights capitalized	1,136	205	1,611	343
Changes in fair value:
Due to changes in model inputs or assumptions(1)	1,276	905	617	895
Other(2)	524	(668)	(740)	(1,224)

Balance, end of period	$11,576	$9,966	$11,576	$9,966

Balance of loans serviced for others	$922,039	$897,696
MSR as a percentage of serviced loans	1.26%	1.11%

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2)	Represents changes due to collection/realization of expected cash flows over time.

As of June 30, 2008, we serviced residential mortgage loans for others with an aggregate outstanding principal balance of $922.0 million for which servicing assets have been recorded. Prior to the adoption of SFAS No.156 on January 1, 2007, the servicing asset recorded at the time of sale was amortized over the term of, and in proportion to, net servicing revenues. Subsequent to adoption, the mortgage servicing rights are adjusted to fair value quarterly with the change recorded in mortgage banking revenue.

In the fourth quarter of 2007, the Company began using derivative instruments to hedge the risk of changes in the fair value of MSR due to changes in interest rates. Starting in late February 2008 and continuing into March 2008, the bond markets experienced extraordinary volatility. This volatility resulted in widening spreads and price declines on the derivative instruments that were not offset by corresponding gains in the MSR asset. As a result, a $2.4 million charge was recognized within mortgage banking revenue in the first quarter of 2008. In March, the Company suspended the MSR hedge, given the continued volatility.

GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS

At June 30, 2008, we had goodwill and other intangible assets of $723.0 million and $38.7 million, respectively, as compared to $723.3 million and $41.6 million, respectively, at year-end 2007. The goodwill recorded in connection with acquisitions represents the excess of the purchase price over the estimated fair value of the net assets acquired. A portion of the purchase price is allocated to the value other intangible assets such as the merchant servicing portfolio or core deposits, which included all deposits except certificates of deposit. The value of other intangible assets was determined by a third party based on the net present value of future cash flows for the merchant servicing portfolio and an analysis of the cost differential between the core deposits and alternative funding sources for the core deposit intangible.

We amortize other intangible assets on an accelerated or straight-line basis over an estimated ten to fifteen year life. Substantially all of the goodwill is associated with our community banking operations. We evaluate goodwill for possible impairment on a quarterly basis and determined no impairment should be recognized for the three and six months ended June 30, 2008 and 2007.

DEPOSITS

Total deposits were $6.4 billion at June 30, 2008, a decrease of $229.4 million as compared to year-end 2007. The decline resulted primarily from reductions in deposits held by title and 1031 exchange companies—a result of the slowing real estate segment of our economy—and government agencies carrying lower balances. Information on average deposit balances and average rates paid is included under the Net Interest Income section of this report.

The following table presents the deposit balances by major category as of June 30, 2008 and December 31, 2007:

Deposits

(in thousands)

	June 30, 2008		December 31, 2007
	Amount	Percentage	Amount	Percentage
Non-interest bearing	$1,256,236	20%	$1,272,872	19%
Interest bearing demand	773,866	12%	820,122	12%
Savings and money market	2,393,792	38%	2,538,252	40%
Time, $100,000 or greater	1,152,784	18%	1,138,538	17%
Time, less than $100,000	783,231	12%	819,542	12%

Total	$6,359,909	100%	$6,589,326	100%

BORROWINGS

At June 30, 2008, the Bank had outstanding $41.3 million of securities sold under agreements to repurchase and $147.9 million of federal funds purchased. The Bank had outstanding term debt of $236.8 million at June 30, 2008. The $78.4 million increase in federal funds purchased and the $162.9 increase in FHLB advances in the year were taken to offset the $229.4 decrease of deposits. Advances from the Federal Home Loan Bank (“FHLB”) amounted to $236.0 million of the total and are secured by investment securities and residential mortgage loans. The FHLB advances outstanding at June 30, 2008 had fixed interest rates ranging from 3.07% to 7.44% and $30.0 million, or 13%, mature prior to December 31, 2008, while another $130.0 million, or 55%, mature prior to December 31, 2009. Management expects continued use of FHLB advances as a source of short and long-term funding.

JUNIOR SUBORDINATED DEBENTURES

We had junior subordinated debentures with carrying values of $230.7 million and $236.4 million at June 30, 2008 and December 31, 2007, respectively. Umpqua early adopted SFAS No. 159 and selected the fair value measurement option for junior subordinated debentures not acquired through acquisitions and new junior subordinated debentures issued in 2007.

At June 30, 2008, approximately $191.8 million, or 83% of the total issued amount, had interest rates that are adjustable on a quarterly basis based on a spread over LIBOR. Interest expense for junior subordinated debentures has decreased for the three and six months ended June 30, 2008, compared to the same periods in 2007. The increase in expense resulting from additional outstanding issued amounts has been more than offset by the decreases in short-term market interest rates and LIBOR. Although increases in short-term market interest rates will increase the interest expense for junior subordinated debentures, we believe that other attributes of our balance sheet will serve to mitigate the impact to net interest income on a consolidated basis.

All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of June 30, 2008, under guidance issued by the Board of Governors of the Federal Reserve System. Additional information regarding the terms of the junior subordinated debentures, including maturity/redemption dates, interest rates and the adoption of SFAS No. 159, is included in Note 4 of the Notes to Condensed Consolidated Financial Statements.

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

The Bank had available lines of credit with the FHLB totaling $1.4 billion at June 30, 2008 subject to certain collateral requirements. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $200.0 million at June 30, 2008. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. In the three and six months ended June 30, 2008, the Bank paid the Company $15.0 million and $30.0 million in dividends to fund regular operations. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to fund its quarterly cash dividend distributions to shareholders and meet its ongoing cash obligations, which consist principally of debt service on the $230.1 million (issued amount) of outstanding junior subordinated debentures. As of June 30, 2008, the Company had a $40.0 million line of credit agreement with a financial institution. The line was opened to ensure liquidity, and the Company has no current plans to draw upon this line.

As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $83.7 million during the six months ended June 30, 2008. The principal source of cash provided by operating activities was net income. Net cash of $74.6 million used in investing activities consisted principally of $106.7 million of net loan growth and purchases of investment securities available for sale of $355.8 million, offset by proceeds from investment securities of $395.1 million. The $5.3 million of cash used by financing activities primarily consisted of $345.0 million increase in term debt borrowings, and $78.4 million increase in Federal funds purchased, offset by a $229.4 million decrease in net deposits, repayment of $182.1 million in term debt borrowings, and $22.9 million in dividend payments.

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

OFF-BALANCE-SHEET ARRANGEMENTS

Information regarding Off-Balance-Sheet Arrangements is included in Note 5 of the Notes to Condensed Consolidated Financial Statements.

CONCENTRATIONS OF CREDIT RISK

Information regarding Concentrations of Credit Risk is included in Note 5 of the Notes to Condensed Consolidated Financial Statements.

CAPITAL RESOURCES

Shareholders’ equity at June 30, 2008 was $1.2 billion, an increase of $4.3 million from December 31, 2007. The increase in shareholders’ equity during the six months ended June 30, 2008 was principally due to the retention of $11.9 million, or approximately 34%, of net income for the six month period, offset by unrealized losses on available for sale securities of $9.8 million (net of tax).

The following table shows Umpqua Holdings’ consolidated and Umpqua Bank capital adequacy ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a “well-capitalized” institution at June 30, 2008 and December 31, 2007:

(dollars in thousands)

	Actual		For Capital Adequacy purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2008:
Total Capital
(to Risk Weighted Assets)
Consolidated	$785,942	11.01%	$571,075	8.00%	$713,844	10.00%
Umpqua Bank	$769,196	10.80%	$569,775	8.00%	$712,219	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$711,109	9.96%	$285,586	4.00%	$428,379	6.00%
Umpqua Bank	$694,363	9.75%	$284,867	4.00%	$427,300	6.00%
Tier I Capital
(to Average Assets)
Consolidated	$711,109	9.40%	$302,600	4.00%	$378,249	5.00%
Umpqua Bank	$694,363	9.20%	$301,897	4.00%	$377,371	5.00%

As of December 31, 2007:
Total Capital
(to Risk Weighted Assets)
Consolidated	$771,855	10.89%	$567,019	8.00%	$708,774	10.00%
Umpqua Bank	$761,510	10.77%	$565,653	8.00%	$707,066	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$695,662	9.82%	$283,365	4.00%	$425,048	6.00%
Umpqua Bank	$685,317	9.70%	$282,605	4.00%	$423,907	6.00%
Tier I Capital
(to Average Assets)
Consolidated	$695,662	9.24%	$301,152	4.00%	$376,441	5.00%
Umpqua Bank	$685,317	9.12%	$300,578	4.00%	$375,722	5.00%

The following table presents cash dividends declared and dividend payout ratios (dividends declared per share divided by basic earnings per share) for the three and six months ended June 30, 2008 and 2007:

Cash Dividends and Payout Ratios

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Dividend declared per share	$0.19	$0.18	$0.38	$0.36
Dividend payout ratio	112%	55%	66%	53%

On April 19, 2007, the Company announced an expansion of the Board of Directors approved common stock repurchase plan, increasing the repurchase limit to 6.0 million shares and extending the plan’s expiration date from June 30, 2007 to June 30, 2009. As of June 30, 2008, a total of 1.5 million shares remained available for repurchase. No shares were repurchased under the repurchase plan during the second quarter of 2008. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings and our capital plan. In addition, our stock plans provide that option and restricted stock award holders may pay for the exercise price and tax withholdings in part or whole by tendering previously held shares.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of June 30, 2008 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.    Controls and Procedures

Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic SEC filings. The disclosure controls and procedures were last evaluated by management as of June 30, 2008.

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

Item 1A.    Risk Factors

Except as noted below, there have been no material changes to the risk factors as of June 30, 2008 from those presented in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

We and our subsidiaries are subject to extensive regulation under federal and state laws. These laws and regulations are primarily intended to protect customers, depositors and the deposit insurance fund, rather than shareholders. The Bank is an Oregon state-chartered commercial bank whose primary regulator is the Oregon Division of Finance and Corporate Securities. The Bank is also subject to the supervision by and the regulations of the Washington Department of Financial Institutions, the California Department of Financial Institutions and the Federal Deposit Insurance Corporation (“FDIC”), which insures bank deposits. Strand is subject to extensive regulation by the Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority. Umpqua is subject to regulation and supervision by the Board of Governors of the Federal Reserve System, the SEC and NASDAQ. Federal and state regulations may place banks and brokerage firms at a competitive disadvantage compared to less regulated competitors such as finance companies, credit unions, mortgage banking companies and leasing companies. If we receive less than satisfactory results on regulatory examinations, we could be restricted from making acquisitions, adding new stores, developing new lines of business or otherwise continuing our growth strategy for a period of time. Furthermore, future changes in federal and state banking and brokerage regulations could adversely affect our operating results and ability to continue to compete effectively.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)            Not Applicable

(b) Not	Applicable

(c)            The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2008:

Period	Total number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
4/1/08 - 4/30/08	163	$15.50	-	1,542,945
5/1/08 - 5/31/08	206	$14.44	-	1,542,945
6/1/08 - 6/30/08	-	$-	-	1,542,945

Total for quarter	369	$14.91	-

(1) Shares repurchased by the Company during the quarter consist of cancellation of 369 restricted shares to pay withholding taxes. During the three months ended June 30, 2008, no shares were tendered in connection with option exercised and no shares were repurchased pursuant to the Company’s publicly announced corporate stock repurchase plan described in (2) below.

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

Item 3.    Defaults Upon Senior Securities

Not Applicable

Item 4.    Submissions of Matters to a Vote of Security Holders

(a)	The Company conducted its annual meeting of shareholders on April 15, 2008. On February 15, 2008, the record date, there were 60,055,272 shares of common stock outstanding. Holders of 48,027,722 shares (79.97%) were present at the meeting in person or by proxy.

(b)(c)	The following persons, who comprise the entire board of directors, were elected as directors to serve a term expiring at the 2009 annual meeting. Each nominee received the votes stated below:

Nominee	Votes For	Votes Withheld
Ronald F. Angell	47,294,910	732,811
Scott D. Chambers	47,023,121	1,004,600
Raymond P. Davis	47,008,680	1,019,041
Allyn C. Ford	47,278,102	749,619
David B. Frohnmayer	46,267,340	1,760,381
Stephen M. Gambee	47,173,946	853,775
Dan Giustina	47,239,049	788,672
William A. Lansing	46,888,274	1,139,447
Theodore S. Mason	47,249,988	777,733
Diane D. Miller	46,948,919	1,078,802
Bryan L. Timm	46,958,172	1,069,549

At the annual meeting, shareholders voted to ratify Moss Adams LLP as the Company’s independent auditors by the following vote:

For	Against	Abstain
47,593,652	228,797	205,272

(d)	Not Applicable

Item 5.    Other Information

(a)	Not Applicable

(b)	Not Applicable

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

UMPQUA HOLDINGS CORPORATION
(Registrant)

Dated August 07, 2008	/s/ Raymond P. Davis
Raymond P. Davis
President and Chief Executive Officer

Dated August 07, 2008	/s/ Ronald L. Farnsworth
Ronald L. Farnsworth
Executive Vice President/ Chief Financial Officer and
Principal Financial Officer

Dated August 07, 2008	/s/ Neal T. McLaughlin
Neal T. McLaughlin
Executive Vice President/Treasurer and
Principal Accounting Officer

EXHIBIT INDEX

Exhibit

3.1	(a) Restated Articles of Incorporation
3.2	(b) Bylaws, as amended
4.1	(c) Specimen Stock Certificate
10.1	(d) Third Restated Supplemental Executive Retirement Plan dated and effective April 16, 2008 between the Company and Raymond P. Davis
10.2	(e) Split Dollar Insurance Agreement (Endorsement Method) dated and effective April 16, 2008 between the Company and Raymond P. Davis.
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to Exhibit 3.1 to Form 10-Q filed August 7, 2006
(b)	Incorporated by reference to Exhibit 3.2 to Form 8-K filed April 22, 2008
(c)	Incorporated by reference to the Registration Statement on Form S-8 (No. 333-77259) filed April 28, 1999
(d)	Incorporated by reference to Exhibit 99.1 to Form 8-K/A filed April 23, 2008
(e)	Incorporated by reference to Exhibit 99.2 to Form 8-K filed April 22, 2008