Form 10-Q
period 2008-09-30
UMPQUA HOLDINGS CORP
filed 2008-11-07
CIK 1077771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended:    September 30, 2008

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

Common stock, no par value: 60,125,141 shares outstanding as of October 31, 2008

UMPQUA HOLDINGS CORPORATION

FORM 10-Q

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except shares)

	September 30, 2008	December 31, 2007
ASSETS
Cash and due from banks	$161,282	$188,782
Temporary investments	5,556	3,288

Total cash and cash equivalents	166,838	192,070
Investment securities
Trading	1,531	2,837
Available for sale, at fair value	963,714	1,050,756
Held to maturity, at amortized cost	16,609	6,005
Loans held for sale	14,061	13,047
Loans and leases	6,161,541	6,055,635
Allowance for loan and lease losses	(93,982)	(84,904)

Net loans and leases	6,067,559	5,970,731

Restricted equity securities	19,573	15,273
Premises and equipment, net	105,341	106,267
Goodwill and other intangible assets, net	760,252	764,906
Mortgage servicing rights, at fair value	10,738	10,088
Other assets	201,417	208,073

Total assets	$8,327,633	$8,340,053

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$1,263,520	$1,272,872
Interest bearing	5,230,151	5,316,454

Total deposits	6,493,671	6,589,326
Securities sold under agreements to repurchase	52,174	36,294
Federal funds purchased	40,000	69,500
Term debt	206,694	73,927
Junior subordinated debentures, at fair value	101,247	131,686
Junior subordinated debentures, at amortized cost	103,879	104,680
Other liabilities	82,900	94,702

Total liabilities	7,080,565	7,100,115

COMMITMENTS AND CONTINGENCIES (NOTE 5)

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 2,000,000 shares authorized; none issued and outstanding	-	-
Common stock, no par value, 100,000,000 shares authorized; issued and outstanding: 60,124,192 in 2008 and 59,980,161 in 2007	992,402	988,780
Retained earnings	264,379	251,545
Accumulated other comprehensive loss	(9,713)	(387)

Total shareholders’ equity	1,247,068	1,239,938

Total liabilities and shareholders’ equity	$8,327,633	$8,340,053

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
INTEREST INCOME
Interest and fees on loans	$98,180	$116,111	$300,295	$331,889
Interest and dividends on investment securities
Taxable	9,725	9,137	29,936	25,376
Exempt from federal income tax	1,644	1,588	5,000	4,151
Dividends	104	96	298	249
Interest on temporary investments	69	929	359	2,439

Total interest income	109,722	127,861	335,888	364,104

INTEREST EXPENSE
Interest on deposits	30,025	48,138	101,118	133,750
Interest on securities sold under agreements to repurchase and federal funds purchased	714	530	1,958	1,757
Interest on term debt	2,064	874	5,200	1,767
Interest on junior subordinated debentures	3,211	4,444	10,349	12,329

Total interest expense	36,014	53,986	118,625	149,603

Net interest income	73,708	73,875	217,263	214,501
PROVISION FOR LOAN AND LEASE LOSSES	35,454	20,420	75,723	23,916

Net interest income after provision for loan and lease losses	38,254	53,455	141,540	190,585

NON-INTEREST INCOME
Service charges on deposit accounts	8,911	8,448	26,107	23,648
Brokerage commissions and fees	2,319	2,498	6,564	7,594
Mortgage banking revenue, net	1,027	1,366	2,844	5,772
Net (loss) gain on investment securities	(2,477)	(13)	1,422	(10)
Net loss on other real estate owned	(2,193)	-	(5,655)	-
Gain on junior subordinated debentures carried at fair value	25,311	4,138	30,152	4,746
Proceeds from Visa mandatory partial redemption	-	-	12,633	-
Other income	1,573	2,106	6,515	6,688

Total non-interest income	34,471	18,543	80,582	48,438

NON-INTEREST EXPENSE
Salaries and employee benefits	29,131	28,005	85,043	85,172
Net occupancy and equipment	9,340	9,166	27,605	26,774
Communications	1,863	1,807	5,251	5,293
Marketing	1,394	1,982	3,302	4,405
Services	4,753	4,864	13,828	14,066
Supplies	808	984	2,203	2,572
FDIC assessments	1,318	181	3,814	527
Intangible amortization	1,437	1,767	4,419	4,400
Merger related expenses	-	263	-	3,200
Visa litigation	2,085	-	(3,098)	-
Other expenses	4,168	3,874	12,244	10,441

Total non-interest expense	56,297	52,893	154,611	156,850

Income before provision for income taxes	16,428	19,105	67,511	82,173
Provision for income taxes	4,041	5,928	20,297	28,421

Net income	$12,387	$13,177	$47,214	$53,752

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)

(UNAUDITED)

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Earnings per common share:
Basic	$0.21	$0.22	$0.79	$0.90
Diluted	$0.20	$0.22	$0.78	$0.89
Weighted average number of common shares outstanding:
Basic	60,097	60,490	60,067	59,790
Diluted	60,444	61,065	60,414	60,450

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except shares)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total

	Shares	Amount

BALANCE AT JANUARY 1, 2007	58,080,171	$930,867	$234,783	$(9,439)	$1,156,211
Adoption of fair value option - junior subordinated debentures			(2,064)		(2,064)
Net income			63,268		63,268
Other comprehensive income, net of tax				9,052	9,052

Comprehensive income					$72,320

Stock-based compensation		2,684			2,684
Stock repurchased and retired	(4,061,439)	(96,291)			(96,291)
Issuances of common stock under stock plans and related tax benefit	797,856	9,408			9,408
Stock issued in connection with acquisition	5,163,573	142,112			142,112
Cash dividends ($0.74 per share)			(44,442)		(44,442)

Balance at December 31, 2007	59,980,161	$988,780	$251,545	$(387)	$1,239,938

BALANCE AT JANUARY 1, 2008	59,980,161	$988,780	$251,545	$(387)	$1,239,938
Net income			47,214		47,214
Other comprehensive loss, net of tax				(9,326)	(9,326)

Comprehensive income					$37,888

Stock-based compensation		2,915			2,915
Stock repurchased and retired	(7,867)	(125)			(125)
Issuances of common stock under stock plans and related tax benefit	151,898	832			832
Cash dividends ($0.57 per share)			(34,380)		(34,380)

Balance at September 30, 2008	60,124,192	$992,402	$264,379	$(9,713)	$1,247,068

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Net income	$12,387	$13,177	$47,214	$53,752

Unrealized gains (losses) arising during the period on investment securities available for sale	6,198	12,425	(6,198)	2,665

Reclassification adjustment for losses, impairments or (gains) realized in net income, (net of tax benefit of $11 and $5 for the three months and net of tax (expense) benefit of $(1,549) and $4 for the nine months ended September 30, 2008 and 2007, respectively)	16	8	(2,323)	6

Income tax (expense) benefit related to unrealized losses/gains on investment securities, available for sale	(2,479)	(4,978)	2,479	(1,072)

Net change in unrealized gains (losses) on investment securities available for sale	3,735	7,455	(6,042)	1,599

Unrealized losses on investment securities available for sale transferred to investment securities held to maturity, (net of tax benefit of $2,988 for the three and nine months ended September 30, 2008)	(4,482)	-	(4,482)	-

Reclassification adjustment for impairments realized in net income (net of tax benefit of $770 for the three and nine months ended September 30, 2008)	1,154	-	1,154	-

Amortization of unrealized losses on investment securities transferred to held to maturity (net of tax benefit of $29 for the three and nine months ended September 30, 2008)	44	-	44	-

Net change in unrealized losses on investment securities transferred to held to maturity	(3,284)	-	(3,284)	-

Other comprehensive income (loss), net of tax	451	7,455	(9,326)	1,599

Comprehensive income	$12,838	$20,632	$37,888	$55,351

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine months ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,214	$53,752
Adjustments to reconcile net income to net cash provided by operating activities:
Restricted equity securities stock dividends	(162)	(180)
Amortization of investment premiums, net	1,406	152
(Gain) loss on sale of investment securities available for sale	(4,012)	10
Other-than-temporary impairment on investment securities available for sale	139	-
Other-than-temporary impairment on investment securities held to maturity	2,451	-
Loss on sale of other real estate owned	3,223	-
Valuation adjustment on other real estate owned	2,432	-
Provision for loan and lease losses	75,723	23,916
Depreciation, amortization and accretion	5,432	9,295
Increase in mortgage servicing rights	(2,198)	(499)
Change in mortgage servicing rights carried at fair value	1,548	977
Change in junior subordinated debentures carried at fair value	(30,440)	(4,531)
Stock-based compensation	2,915	2,596
Net decrease in trading account assets	1,306	60
Gain on sale of loans	(523)	(1,289)
Origination of loans held for sale	(194,603)	(200,179)
Proceeds from sales of loans held for sale	193,672	196,521
Excess tax benefits from the exercise of stock options	(5)	(243)
Net decrease (increase) in other assets	12,993	(15,732)
Net decrease in other liabilities	(11,585)	(7,914)

Net cash provided by operating activities	106,926	56,712

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(404,256)	(219,303)
Proceeds from investment securities available for sale	463,598	110,517
Proceeds from investment securities held to maturity	1,500	1,628
Purchases of restricted equity securities	(4,416)	-
Redemption of restricted equity securities	278	5,525
Net loan and lease originations	(201,460)	(300,243)
Proceeds from sales of loans	18,371	18,442
Proceeds from disposals of furniture and equipment	290	4,314
Purchases of premises and equipment	(8,260)	(6,997)
Proceeds from sales of other real estate owned	12,069	-
Cash acquired in merger, net of cash consideration paid	-	78,729

Net cash used by investing activities	(122,286)	(307,388)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

(in thousands)

	Nine months ended September 30,
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposit liabilities	(95,692)	215,245
Net (decrease) increase in federal funds purchased	(29,500)	20,000
Net increase in securities sold under agreements to repurchase	15,880	4,898
Proceeds from term debt borrowings	345,000	-
Repayment of term debt	(212,142)	(33,637)
Proceeds from the issuance of junior subordinated debentures	-	60,000
Repayment of junior subordinated debentures	-	(36,084)
Dividends paid on common stock	(34,336)	(32,055)
Excess tax benefits from stock based compensation	5	243
Proceeds from stock options exercised	1,038	7,714
Retirement of common stock	(125)	(96,075)

Net cash (used) provided by financing activities	(9,872)	110,249

Net decrease in cash and cash equivalents	(25,232)	(140,427)
Cash and cash equivalents, beginning of period	192,070	335,648

Cash and cash equivalents, end of period	$166,838	$195,221

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$122,139	$148,143
Income taxes	$6,043	$37,931

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized (loss) gain on investment securities available for sale, net of taxes	$(6,042)	$1,599
Change in unrealized loss on investment securities held to maturity, net of taxes	$(3,284)	$-
Cash dividend declared and payable after period-end	$11,458	$11,405
Transfer of investment securities available for sale to held to maturity	$12,580	$-
Transfer of loans to other real estate owned	$16,988	$10,310
Acquisitions:
Common stock issued upon business combination	$-	$135,182
Assets acquired	$-	$648,877
Liabilities assumed	$-	$585,494
Net	$-	$63,383

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

The intangible assets represent the value ascribed to the long-term deposit relationships and merchant services portfolio income stream acquired. These intangible assets are being amortized on an accelerated basis over a weighted average estimated useful life of ten to fifteen years. The intangible assets are estimated not to have a significant residual value. Goodwill represents the excess of the total purchase price paid for North Bay over the fair values of the assets acquired, net of the fair values of liabilities assumed. Goodwill related to the acquisition has been assigned to the Company’s Community Banking segment. Goodwill is not amortized, but is evaluated for possible impairment on a quarterly basis and more frequently if events and circumstances indicate that the asset might be impaired. No impairment losses were recognized in connection with intangible or goodwill assets during the period from acquisition to September 30, 2008. At September 30, 2008, goodwill recorded in connection with the North Bay acquisition was $76.9 million. The $1.9 million decrease from April 26, 2007 is primarily due to the recognition of a tax benefit upon exercise of fully vested acquired options.

The following table presents unaudited pro forma results of operations for the nine months ended September 30, 2007 as if the acquisition of North Bay had occurred on January 1, 2007. Any cost savings realized as a result of the North Bay merger are not reflected in the pro forma consolidated condensed statements of income. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2007:

Pro Forma Financial Information - Unaudited

(in thousands, except per share data)

	Nine months ended September 30, 2007
	Umpqua	North Bay (a)	Pro Forma Adjustments		Pro Forma Combined

Net interest income	$214,501	$8,829	$(9)	(b)	$223,321
Provision for loan and lease losses	23,916	-	-		23,916
Non-interest income	48,438	1,450	-		49,888
Non-interest expense	156,850	7,063	(2,395)	(c)	161,518

Income before income taxes	82,173	3,216	2,386		87,775
Provision for income taxes	28,421	1,066	954	(d)	30,441

Net income	$53,752	$2,150	$1,432		$57,334

Earnings per share:
Basic	$0.90				$0.93
Diluted	$0.89				$0.91

Average shares outstanding:
Basic	59,790	1,772	404	(e)	61,966
Diluted	60,450	1,839	419	(e)	62,708

(a)	North Bay amounts represent results from January 1, 2007 to acquisition date of April 26, 2007.
(b)	Consists of net amortization of fair value adjustments related to the North Bay acquisition.
(c)	Consists of merger related expenses of $3.2 million at Umpqua, adjusted for amortization of intangible assets and premises purchase accounting adjustment related to the North Bay acquisition.
(d)	Income tax effect of pro forma adjustments at 40%.
(e)	Additional shares issued at an exchange ratio of 1.228:1.

The following table summarizes activity in the Company’s accrued restructuring charges related to the North Bay acquisition which are recorded in other liabilities:

Accrued Restructuring Charges

(in thousands)

Nine months ended September 30, 2008
Beginning balance	$1,014
Additions:
Severance, retention and other compensation	26
Utilization:
Cash payments	(769)

Ending Balance	$271

No additional merger-related expenses are expected in connection with the North Bay acquisition or any other acquisition prior to North Bay.

Note 3 – Loans, Leases and Allowance for Loan and Lease Losses

The following table presents the major types of loans recorded in the balance sheets as of September 30, 2008 and December 31, 2007:

Loan Concentrations

(in thousands)

	September 30, 2008	December 31, 2007
Real estate - construction and land development	$1,004,091	$1,202,173
Real estate - commercial and agricultural	3,208,862	3,012,743
Real estate - single and multi-family residential	640,511	582,771
Commercial, industrial and agricultural	1,216,901	1,169,939
Leases	40,927	40,207
Installment and other	62,110	59,091

	6,173,402	6,066,924
Deferred loan fees, net	(11,861)	(11,289)

Total loans and leases	$6,161,541	$6,055,635

The following table summarizes activity related to the allowance for loan and lease losses (“ALLL”) for the three and nine months ended September 30, 2008:

Allowance for Loan and Lease Losses

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Balance, beginning of period	$73,721	$68,723	$84,904	$60,090
Provision for loan and lease losses	35,454	20,420	75,723	23,916
Charge-offs	(17,108)	(1,414)	(69,830)	(2,997)
Recoveries	1,915	549	3,185	2,191
Acquisitions	-	-	-	5,078

Balance, end of period	$93,982	$88,278	$93,982	$88,278

At September 30, 2008, the recorded investment in loans classified as impaired in accordance with SFAS No. 114, Accounting for Impaired Loans, totaled $131.2 million, with no corresponding valuation allowance. Prior to the second quarter of 2008, the Company recognized the charge-off of an impairment reserve when the loan was resolved, sold, or foreclosed and transferred to other real estate owned. Due to declining real estate values in our markets, it is increasingly likely that an impairment reserve on collateral dependent real estate loans represent a confirmed loss. As a result, in the second quarter of 2008, the Company began recognizing the charge-off of impairment reserves on impaired loans in the period it arises for collateral dependent loans. Therefore, the non-accrual loans as of September 30, 2008 have already been written-down to their estimated net realizable value, based on disposition value, and are expected to be resolved over the coming quarters with no additional material loss. At December 31, 2007, the total recorded investment in impaired loans was $81.3 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $9.9 million.

The average recorded investment in impaired loans was approximately $107.9 million during the nine months ended September 30, 2008 and $45.7 million for the year ended December 31, 2007. At September 30, 2008, $38.0 million of loans were classified as restructured. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. While all of the restructured loans as of September 30, 2008 were classified as impaired, only $18.7 million were placed on non-accrual. The $19.3 million of restructured loans on accrual status represent the only impaired loans accruing interest at September 30, 2008. There were no impaired loans accruing interest at December 31, 2007. Non-accrual loans totaled $111.9 million at September 30, 2008, and $81.3 million at December 31, 2007.

Note 4 – Mortgage Servicing Rights

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

Upon the change from the lower of cost or fair value accounting method to fair value accounting under SFAS No. 156, the calculation of amortization and the assessment of impairment were discontinued and the MSR valuation allowance was written off against the recorded value of the MSR. Those measurements have been replaced by fair value adjustments that encompass market-driven valuation changes and the runoff in value that occurs from the passage of time, which are each separately reported. Under the fair value method, the MSR, net, are carried in the balance sheet at fair value and the changes in fair value are reported in earnings under the caption mortgage banking revenue in the period in which the change occurs. Changes in the balance of the MSR were as follows:

Mortgage Servicing Rights

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Balance, beginning of period	$11,576	$9,966	$10,088	$9,952
Additions for new mortgage servicing rights capitalized	587	156	2,198	499
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(1,646)	(220)	(1,029)	675
Other(2)	221	(428)	(519)	(1,652)

Balance, end of period	$10,738	$9,474	$10,738	$9,474

Balance of loans serviced for others	$939,876	$877,648
MSR as a percentage of serviced loans	1.14%	1.08%

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2)	Represents changes due to collection/realization of expected cash flows over time.

The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in mortgage banking revenue on the consolidated statements of income, was $636,000 and $1.8 million for the three and nine months ended September 30, 2008, as compared to $546,000 and $1.9 million for the three and nine months ended September 30, 2007.

Retained mortgage servicing rights are measured at fair values as of the date of sale. We use quoted market prices when available. Subsequent fair value measurements are determined using a discounted cash flow model. In order to determine the fair value of the MSR, the present value of expected future cash flows is estimated. Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income. This model is periodically validated by an independent external model validation group. The model assumptions and the MSR fair value estimates are also compared to observable trades of similar portfolios as well as to MSR broker valuations and industry surveys. Key assumptions used in measuring the fair value of MSR as of September 30, 2008 were as follows:

Constant prepayment rate	14.17%
Discount rate	8.84%
Weighted average life (years)	5.1

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

Note 5 – Junior Subordinated Debentures

As of September 30, 2008, the Company had 14 wholly-owned trusts (“Trusts”), including a Master Trust formed in 2007 to issue two separate series of trust preferred securities, that were formed to issue trust preferred securities and related common securities of the Trusts and are not consolidated. One Trust, representing an obligation of approximately $10.3 million (fair value of approximately $10.3 million as of the merger date), was assumed in connection with the North Bay merger and subsequently redeemed in June 2007. Nine Trusts, representing aggregate total obligations of approximately $96.0 million (fair value of approximately $107.3 million as of the merger dates), were assumed in connection with previous mergers.

Following is information about the Trusts as of September 30, 2008:

Junior Subordinated Debentures

(in thousands)

Trust Name	Issue Date	Issued Amount	Carrying Value (1)	Rate (2)	Effective Rate (3)	Maturity Date	Redemption Date
AT FAIR VALUE:
Umpqua Statutory Trust II	October 2002	$20,619	$17,365	Floating (4)	9.05%	October 2032	October 2007
Umpqua Statutory Trust III	October 2002	30,928	26,300	Floating (5)	9.05%	November 2032	November 2007
Umpqua Statutory Trust IV	December 2003	10,310	8,189	Floating (6)	9.05%	January 2034	January 2009
Umpqua Statutory Trust V	December 2003	10,310	8,045	Floating (6)	9.05%	March 2034	March 2009
Umpqua Master Trust I	August 2007	41,238	25,608	Floating (7)	9.05%	September 2037	September 2012
Umpqua Master Trust IB	September 2007	20,619	15,740	Floating (8)	9.05%	December 2037	December 2012

		134,024	101,247

AT AMORTIZED COST:
HB Capital Trust I	March 2000	5,310	6,510	10.875%	8.01%	March 2030	March 2010
Humboldt Bancorp Statutory Trust I	February 2001	5,155	6,023	10.200%	8.08%	February 2031	February 2011
Humboldt Bancorp Statutory Trust II	December 2001	10,310	11,552	Floating (9)	5.31%	December 2031	December 2006
Humboldt Bancorp Staututory Trust III	September 2003	27,836	31,028	Floating (10)	4.21%	September 2033	September 2008
CIB Capital Trust	November 2002	10,310	11,361	Floating (5)	5.29%	November 2032	November 2007
Western Sierra Statutory Trust I	July 2001	6,186	6,245	Floating (11)	5.37%	July 2031	July 2006
Western Sierra Statutory Trust II	December 2001	10,310	10,408	Floating (9)	5.47%	December 2031	December 2006
Western Sierra Statutory Trust III	September 2003	10,310	10,376	Floating (12)	5.02%	September 2033	September 2008
Western Sierra Statutory Trust IV	September 2003	10,310	10,376	Floating (12)	5.02%	September 2033	September 2008

		96,037	103,879

	Total	$230,061	$205,126

(1)	Includes purchase accounting adjustments, net of accumulated amortization, for junior subordinated debentures assumed in connection with the North Bay and previous mergers as well as fair value adjustment pursuant to the adoption of SFAS No. 159 related to trusts recorded at fair value.
(2)	Contractual interest rate of junior subordinated debentures.
(3)	Effective interest rate based upon the carrying value as of September 2008.
(4)	Rate based on LIBOR plus 3.35%, adjusted quarterly.
(5)	Rate based on LIBOR plus 3.45%, adjusted quarterly.
(6)	Rate based on LIBOR plus 2.85%, adjusted quarterly.
(7)	Rate based on LIBOR plus 1.35%, adjusted quarterly.
(8)	Rate based on LIBOR plus 2.75%, adjusted quarterly.
(9)	Rate based on LIBOR plus 3.60%, adjusted quarterly.
(10)	Rate based on LIBOR plus 2.95%, adjusted quarterly.
(11)	Rate based on LIBOR plus 3.58%, adjusted quarterly.
(12)	Rate based on LIBOR plus 2.90%, adjusted quarterly.

The $230.1 million of trust preferred securities issued to the Trusts as of September 30, 2008 ($230.1 million as of December 31, 2007) are reflected as junior subordinated debentures in the consolidated balance sheets. The common stock issued by the Trusts is recorded in other assets in the consolidated balance sheets, and totaled $6.9 million at September 30, 2008 and December 31, 2007.

All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of September 30, 2008, under guidance issued by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Effective April 11, 2005, the Federal Reserve Board adopted a rule that permits the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. Under the Federal Reserve Board rule, after a five-year transition period ending March 31, 2009, the aggregate amount of trust preferred securities and certain other restricted core capital elements is limited to 25% of Tier 1 capital, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. At September 30, 2008, the Company’s restricted core capital elements were 31% of total core capital, net of goodwill. There can be no assurance that the Federal Reserve Board will not further limit the amount of trust preferred securities permitted to be included in Tier 1 capital for regulatory capital purposes.

Effective January 1, 2007 the Company adopted SFAS No. 159 and SFAS No. 157 allowing us to measure certain financial assets and liabilities at fair value. Umpqua selected the fair value measurement option for certain pre-existing junior subordinated debentures of $97.9 million (the Umpqua Statutory Trusts) as of the adoption date. The remaining junior subordinated debentures as of the adoption date were acquired through business combinations and were measured at fair value at the time of acquisition. Accounting for the junior subordinated debentures originally issued by the Company at fair value enables us to more closely align our financial performance with the economic value of those liabilities. Additionally, we believe it improves our ability to manage the market and interest rate risks associated with the junior subordinated debentures. The junior subordinated debentures measured at fair value and amortized cost have been presented as separate line items on the balance sheet. We use a discounted cash flow model to determine the fair value of the junior subordinated debentures using market discount rate assumptions.

As a result of the fair value measurement election for the above financial instruments, we recorded gains of $25.3 million and $30.2 million for the three and nine months ended September 30, 2008, as compared to $4.1 million and $4.7 million for the three and nine months ended September 30, 2007, resulting from the change in fair value of the junior subordinated debentures recorded at fair value. The change in fair value resulted from widening spreads on comparable new issuances. These gains were recorded as other non-interest income. The contractual interest expense on junior subordinated debentures continues to be recorded on an accrual basis and is reported in interest expense. The junior subordinated debentures recorded at fair value of $101.2 million had contractual unpaid principal amounts of $134.0 million outstanding as of September 30, 2008.

Note 6 – Commitments and Contingencies

Lease Commitments — The Company leases 112 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

Rent expense for the three and nine months ended September 30, 2008 was $3.2 million and $9.5 million, respectively, compared to $3.0 million and $8.9 million in the comparable periods in 2007, respectively. Rent expense was offset by rent income for the three and nine months ended September 30, 2008 of $144,000 and $512,000, respectively, compared to $183,000 and $459,000 in the comparable periods in 2007, respectively.

Financial Instruments with Off-Balance-Sheet Risk — The Company’s financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank’s business and involve elements of credit, liquidity and interest rate risk. The following table presents a summary of the Bank’s commitments and contingent liabilities:

(in thousands)

As of September 30, 2008
Commitments to extend credit	$1,315,564
Commitments to extend overdrafts	$179,131
Commitments to originate loans held-for-sale	$34,180
Forward sales commitments	$25,500
Standby letters of credit	$78,284

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position. There were no counterparty default losses on forward contracts in the three and nine months ended September 30, 2008 and 2007. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At September 30, 2008, the Bank had commitments to originate mortgage loans held for sale totaling $34.2 million with a net fair value liability of approximately $251,000. As of that date, it also had forward sales commitments of $25.5 million with a net fair value asset of $254,000. The Bank recorded gains of $98,000 and $265,000 in the three and nine months ended September 30, 2008, respectively, as compared to a loss of $103,000 and a gain of $253,000 in the comparable periods in 2007, respectively. Gains or losses related to these commitments are generally offset with gains or losses on the sale of loans.

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank has not been required to perform on any financial guarantees and did not incur any losses in connection with standby letters of credit during the three and nine months ended September 30, 2008 and 2007. At September 30, 2008, approximately $53.0 million of standby letters of credit expire within one year, and $25.3 million expire thereafter. Upon issuance, the Company recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. Fees are recognized ratably over the term of the standby letter of credit. The estimated fair value of guarantees associated with standby letters of credit was $229,000 as of September 30, 2008.

At September 30, 2008, the reserve for unfunded commitments, which is included in other liabilities on the consolidated balance sheet, was $1.1 million. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amount of commitments, loss experience, and economic conditions.

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

In addition, Visa notified the Company that it had established a contingency reserve related to unsettled litigation with Discover Card. In connection with this contingency, the Company recorded, in the fourth quarter of 2007, a liability and corresponding expense of $1.2 million pre-tax, for its proportionate share of that liability. The Company is not a party to the Visa litigation and its liability arises solely from the Bank’s membership interest in Visa.

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

As a result of Visa’s initial public offering, we received $12.6 million in proceeds from a mandatory partial redemption of our restricted Class B common stock in the first quarter of 2008. As of September 30, 2008, Umpqua owns 468,659 shares of Class B common stock. These shares are restricted and may not be transferred until the later of (1) three years from the date of the initial public offering or (2) the period of time necessary to resolve the covered litigation. A conversion ratio of 0.71429 was established for the conversion rate of Class B shares into Class A shares. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus. As of September 30, 2008, the value of the Class A shares was $61.39 per share. The value of unredeemed Class A equivalent shares owned by the Company was $20.6 million as of September 30, 2008, and has not been reflected in the accompanying financial statements.

In October 2008, Visa announced that it had reached a settlement with Discover Card related to an antitrust lawsuit. Umpqua Bank and other Visa member banks are obligated to fund the settlement and share in losses resulting from this litigation that are not already provided for in the escrow account. Visa notified the Company that it had established an additional reserve related to the settlement with Discover Card that has not already been funded into the escrow account. In connection with this settlement, the Company recorded, in the third quarter of 2008, a liability and corresponding expense of $2.1 million pre-tax, for its proportionate share of that liability. The Company is not a party to the Visa litigation and its liability arises solely from the Bank’s membership interest in Visa.

Visa announced that it intends to issue additional Class A shares in the fourth quarter, and with the proceeds fully fund the escrow account to cover the remaining amount of the settlement. Once the escrow account is fully funded for this settlement, the Company expects that it will be able to fully reverse the accrual recorded in the third quarter. It is anticipated that the issuance of the additional Class A shares will reduce the conversion ratio of Class B shares into Class A shares for Visa member banks. The amount of this reduction, if any, is unknown.

In the ordinary course of business, various claims and lawsuits are brought by and against the Company, the Bank and Strand. In the opinion of management, there is no pending or threatened proceeding in which an adverse decision could result in a material adverse change in the Company’s consolidated financial condition or results of operations.

Concentrations of Credit Risk - The Company grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington and California. In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 79% of the Company’s loan and lease portfolio at September 30, 2008, and December 31, 2007. Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectibility, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Company’s primary market areas in particular, such as was seen with the deterioration in the residential development market since 2007, could have an adverse impact on the repayment of these loans. Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

Note 7 – Stock-Based Compensation

The compensation cost related to stock options, restricted stock and restricted stock units (included in salaries and employee benefits) was $1.2 million and $2.9 million for the three and nine months ended September 30, 2008, respectively, as compared to $783,000 and $2.6 million for the same periods in 2007, respectively. The total income tax benefit recognized in the income statement related to stock based compensation was $468,000 and $1.2 million for the three and nine months ended September 30, 2008, respectively, as compared to $313,000 and $1.0 million for the same periods in 2007, respectively.

The following table summarizes information about stock option activity for the nine months ended September 30, 2008:

(in thousands, except per share data)

	Nine months ended September 30, 2008
	Options Outstanding	Weighted-Avg Exercise Price	Weighted-Avg Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Balance, beginning of period	1,582	$15.94
Granted	507	$14.21
Exercised	(112)	$9.27
Forfeited/expired	(134)	$19.30

Balance, end of period	1,843	$15.63	5.94	$3,968

Options exercisable, end of period	1,127	$14.83	4.40	$3,450

The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of options exercised during the three and nine months ended September 30, 2008 was $167,000 and $637,000, respectively. This compared to the total intrinsic value of options exercised during the three and nine months ended September 30, 2007 of $1.8 million and $7.9 million, respectively. During the three and nine months ended September 30, 2008, the amount of cash received from the exercise of stock options was $303,000 and $1.0 million, respectively, as compared to $2.7 million and $7.7 million for the same periods in 2007, respectively.

The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. The following weighted average assumptions were used for stock options granted in the nine months ended September 30, 2008 and 2007:

	Nine months ended September 30,
	2008	2007
Dividend yield	4.47%	3.29%
Expected life (years)	7.3	6.2
Expected volatility	33%	34%
Risk-free rate	3.36%	4.46%
Weighted average fair value of options on date of grant	$3.25	$7.49

The Company grants restricted stock periodically as a part of the 2003 Stock Incentive Plan for the benefit of employees. Restricted shares issued generally vest on an annual basis over five years. A deferred restricted stock award was granted to an executive in the second quarter of 2007. The award vests monthly based on continued service in various increments through July 1, 2011. The Company will issue certificates for the vested award within the seventh month following termination of the executive’s employment. The following table summarizes information about non-vested restricted shares as of September 30, 2008 and the changes for the nine months ended September 30, 2008:

(in thousands, except per share data)

	Nine months ended September 30, 2008
	Restricted Shares Outstanding	Weighted Average Grant Date Fair Value
Balance, beginning of period	247	$25.11
Granted	31	$15.18
Released	(40)	$25.89
Forfeited/expired	(20)	$26.11

Balance, end of period	218	$23.45

The total fair value of restricted shares vested and released during the three and nine months ended September 30, 2008 was $134,000 and $628,000, respectively. This compared to the total fair value of restricted shares vested and released during the three and nine months ended September 30, 2007 of $201,000 and $718,000, respectively.

The Company grants restricted stock units as a part of the 2007 Long Term Incentive Plan for the benefit of certain executive officers. Restricted stock unit grants are subject to performance-based vesting as well as other approved vesting conditions. In the second quarter of 2007, restricted stock units were granted that cliff vest after three years based on performance and service conditions. In the first quarter of 2008, additional restricted stock units were granted to these executives under substantially similar vesting terms. The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the performance and service conditions set forth in the grant agreements. The following table summarizes information about restricted stock units as of September 30, 2008 and the changes for the nine months ended September 30, 2008:

(in thousands, except per share data)

	Nine months ended September 30, 2008
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value

Balance, beginning of period	194	$24.52
Granted	183	$14.33
Released	-	$-
Forfeited/expired	-	$-

Balance, end of period	377	$19.57

As of September 30, 2008, there was $2.4 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 3.3 years. As of September 30, 2008, there was $3.9 million of total unrecognized compensation cost related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 3.4 years. As of September 30, 2008, there was $1.8 million of total unrecognized compensation cost related to non-vested restricted stock units which is expected to be recognized over a weighted-average period of 1.9 years, assuming performance conditions are met.

For the three and nine months ended September 30, 2008, the Company received income tax benefits of $120,000 and $503,000, respectively, related to the exercise of non-qualified employee stock options, disqualifying dispositions in the exercise of incentive stock options and the vesting of restricted shares. For the three and nine months ended September 30, 2007, the Company received income tax benefits of $647,000 and $3.1 million, respectively. In the nine months ended September 30, 2008, the Company had net tax deficiencies (tax deficiency resulting from tax deductions less than the compensation cost recognized) of $159,000, compared to net excess tax benefits (tax benefits resulting from tax deductions in excess of the compensation cost recognized) of $243,000 for the nine months ended September 30, 2007. Cash flows from gross excess tax benefits are classified as financing cash flows.

Note 8 – Income Taxes

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

Note 9 – Per Share Information

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

The following is a computation of basic and diluted earnings per share for the three and nine months ended September 30, 2008 and 2007:

Earnings per Share

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Basic earnings per share:
Weighted average shares outstanding	60,097	60,490	60,067	59,790
Net income	$12,387	$13,177	$47,214	$53,752
Basic earnings per share	$0.21	$0.22	$0.79	$0.90

Diluted earnings per share:
Weighted average shares outstanding	60,097	60,490	60,067	59,790
Net effect of the assumed exercise of stock options, vesting of restricted shares and vesting of restricted stock units based on the treasury stock method	347	575	347	660

Total weighted average shares and common stock equivalents outstanding	60,444	61,065	60,414	60,450

Net income	$12,387	$13,177	$47,214	$53,752
Diluted earnings per share	$0.20	$0.22	$0.78	$0.89

For the three months ended September 30, 2008, options to purchase 1.2 million shares of common stock and 125,000 unvested restricted shares and units were outstanding but were not included in the computation of diluted earning per shares because their effect would be anti-dilutive. This compares to options to purchase 535,000 shares of common stock and 168,000 unvested restricted shares and units that were outstanding but were not included in the computation of diluted earning per shares because their effect would be anti-dilutive for the three months ended September 30, 2007. For the nine months ended September 30, 2008, options to purchase 1.1 million shares of common stock and 100,000 unvested restricted shares and units were outstanding but were not included in the computation of diluted earning per shares because their effect would be anti-dilutive. This compares to options to purchase 493,000 shares of common stock and 60,000 unvested restricted shares and units that were outstanding but were not included in the computation of diluted earning per shares because their effect would be anti-dilutive for the three months ended September 30, 2007.

Note 10 – Segment Information

The Company operates three primary segments: Community Banking, Mortgage Banking and Retail Brokerage. The Community Banking segment’s principal business focus is the offering of loan and deposit products to business and retail customers in its primary market areas. As of September 30, 2008, the Community Banking segment operated 148 stores located throughout Oregon, Northern California and Washington.

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

Summarized financial information concerning the Company’s reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

Segment Information

(in thousands)

	Three Months Ended September 30, 2008
	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated

Interest income	$106,841	$9	$2,872	$109,722
Interest expense	34,841	-	1,173	36,014

Net interest income	72,000	9	1,699	73,708
Provision for loan and lease losses	35,454	-	-	35,454
Non-interest income	30,964	2,442	1,065	34,471
Non-interest expense	52,015	2,195	2,087	56,297

Income before income taxes	15,495	256	677	16,428
Provision for income taxes	3,667	103	271	4,041

Net income	$11,828	$153	$406	$12,387

	Nine Months Ended September 30, 2008
	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated

Interest income	$326,590	$26	$9,272	$335,888
Interest expense	114,561	-	4,064	118,625

Net interest income	212,029	26	5,208	217,263
Provision for loan and lease losses	75,723	-	-	75,723
Non-interest income	70,651	6,925	3,006	80,582
Non-interest expense	141,959	6,428	6,224	154,611

Income before income taxes	64,998	523	1,990	67,511
Provision for income taxes	19,294	207	796	20,297

Net income	$45,704	$316	$1,194	$47,214

	Three Months Ended September 30, 2007
	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated

Interest income	$124,103	$9	$3,749	$127,861
Interest expense	51,930	-	2,056	53,986

Net interest income	72,173	9	1,693	73,875
Provision for loan and lease losses	20,420	-	-	20,420
Non-interest income	14,299	2,798	1,446	18,543
Non-interest expense	48,352	2,409	2,132	52,893

Income before income taxes	17,700	398	1,007	19,105
Provision for income taxes	5,381	144	403	5,928

Net income	$12,319	$254	$604	$13,177

	Nine Months Ended September 30, 2007
	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated

Interest income	$352,001	$41	$12,062	$364,104
Interest expense	143,191	-	6,412	149,603

Net interest income	208,810	41	5,650	214,501
Provision for loan and lease losses	23,916	-	-	23,916
Non-interest income	34,264	8,103	6,071	48,438
Non-interest expense	142,632	7,429	6,789	156,850

Income before income taxes	76,526	715	4,932	82,173
Provision for income taxes	26,188	260	1,973	28,421

Net income	$50,338	$455	$2,959	$53,752

	September 30, 2008
	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated

Total assets	$ 8,112,197	$8,710	$206,726	$8,327,633
Total loans	$ 5,980,982	$-	$180,559	$6,161,541
Total deposits	$ 6,480,807	$-	$12,864	$6,493,671

	December 31, 2007
	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated

Total assets	$ 8,120,970	$8,332	$210,751	$8,340,053
Total loans	$ 5,869,125	$-	$186,510	$6,055,635
Total deposits	$ 6,581,709	$-	$7,617	$6,589,326

Note 11 – Fair Value Measurement

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2008:

(in thousands)

	Fair Value at September 30, 2008

Description	Total	Level 1	Level 2	Level 3

Trading securities	$1,531	$1,531	$-	$-
Available-for-sale securities	963,714	-	963,714	-
Mortgage Servicing Rights	10,738	-	10,738	-

Total assets measured at fair value	$975,983	$1,531	$974,452	$-

Junior subordinated debentures, at fair value	$101,247	$-	$-	$101,247

Total liabilities measured at fair value	$101,247	$-	$-	$101,247

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

Junior Subordinated Debentures—The fair value of junior subordinated debentures is estimated using a discounted cash flow model. The future cash flows of these instruments are extended to the next available redemption date or maturity date as appropriate based upon the spreads of recent issuances or quotes from brokers for comparable bank holding companies compared to the contractual spread of each junior subordinated debenture measured at fair value. For additional assurance, we obtained a valuation from a third party pricing service to validate the results of our model. Due to the increasing credit concerns in the capital markets and inactivity in the trust preferred markets that have limited the observability of market spreads, we have classified this as a Level 3 fair value measure in the third quarter of the current year. Management believes that the market spread utilized is still indicative of those that would be used by market participants.

The following table provides a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the period ended September 20, 2008:

(in thousands)

Junior Subordinated Debentures
Beginning balance	$-
Total gains included in earnings	(23,470)
Purchases, issuances, and settlements	(1,822)
Transfers into Level 3	126,539

Ending Balance	$101,247

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains relating to liabilities still held at the reporting date	$(23,470)

Gains resulting from the widening spreads on comparable new issuances are recorded as gains on junior subordinated debentures carried at fair value within other income. The contractual interest expense on the junior subordinated debentures is recorded on an accrual basis as interest on junior subordinated debentures within interest expense.

The change in fair value for junior subordinated debentures during the period is not the result of instrument-specific credit risk, but rather market changes in the pricing of this type of debt. The widening of market rate spreads on comparable new issuances above the Company’s contractual spreads have contributed to the positive fair value adjustments. Conversely, contractions in future market rate spreads on comparable new issuances relative to the market rate spread utilized to measure the Company’s junior subordinated debentures at fair value as of September 30, 2008 will result in negative fair value adjustments.

Additionally, from time to time, certain assets are measured at fair value on a nonrecurring basis. These adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following table presents information about the Company’s assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2008, and the total change resulting from these fair value adjustments for the nine months ended September 30, 2008:

(in thousands)

	Fair Value at September 30, 2008				Nine months ended September 30, 2008
Description	Total	Level 1	Level 2	Level 3	Total Loss

Investment securities, held to maturity	$237	$-	$-	$237	$2,451
Loans and leases	64,961	-	-	64,961	57,147
Other real estate owned	2,606	-	-	2,606	2,432

	$67,804	$-	$-	$67,804	$62,030

The investment securities held to maturity above represent five non-agency collateralized mortgage obligations and a preferred stock where other-than-temporary impairment (“OTTI”) has been identified and the investments have been adjusted to fair value. The fair value of these investments securities were obtained from third party pricing services using matrix or model pricing methodologies and were corroborated by broker indicative bids. OTTI charges are recognized within net (loss) gain on investment securities.

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

The other real estate owned amount above represents impaired real estate that has been adjusted to fair value. Other real estate owned represents real estate which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned is recorded at the lower of the carrying amount of the loan or fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Fair value adjustments on other real estate owned are recognized within net loss on real estate owned. The loss represents impairments on other real estate owned for fair value adjustments based on the fair value of the real estate.

Note 12 – Subsequent Events

On October 21, 2008, we filed an application with the FDIC and the Federal Reserve Bank of San Francisco to participate in the TARP Capital Purchase Program (the “CPP Program”) under the Emergency Economic Stabilization Act of 2008. We requested $214,181,000 in Tier 1 capital in exchange for 214,181 shares of senior preferred stock, to be issued to the U.S. Department of the Treasury (the “Treasury”), having a liquidation value of $1,000 per share. On October 24, 2008, we received preliminary approval from the Treasury that they have accepted our application. The Company expects to receive the proceeds from the CPP Program and to issue the senior preferred stock to the Treasury in November 2008. Under the CPP Program, the Treasury would receive a 5% cumulative annual dividend on these preferred shares for the first five years and 9% per annum thereafter, payable quarterly. For 3 years following issue of the preferred shares we would be restricted in our ability to (i) increase common dividends, (ii) repurchase common shares and (iii) redeem the preferred shares. Participation in the CPP Program would subject us to restrictions on payment and deduction of executive compensation. Under the CPP Program, we would also issue warrants to the Treasury to purchase the Company’s common stock, at an aggregate market price equal to 15% of the senior preferred share amount as of the date of Treasury’s capital investment. The exercise price of the common stock subject to these warrants would be set based on a 20-day trailing average price for our common stock and the warrants are exercisable for a period of 10 years following issue. More details of the CPP Program may be found in the public term sheet found at the Treasury’s website: http://www.treas.gov/press/releases/reports/termsheet.pdf

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. These statements may include statements that expressly or implicitly predict future results, performance or events. Statements other than statements of historical fact are forward-looking statements. In addition, the words “anticipates,” “expects,” believes,” “estimates” and “intends” and words or phrases of similar meaning identify forward-looking statements. We make forward-looking statements regarding projected sources of funds, adequacy of our allowance for loan and lease losses and provision for loan and lease losses, and subsequent charge-offs. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the control of Umpqua. Risks and uncertainties include those set forth in our filings with the SEC and the following factors that might cause actual results to differ materially from those presented:

•	The ability to attract new deposits and loans
•	Demand for financial services in our market areas
•	Competitive market pricing factors
•	Deterioration in economic conditions that could result in increased loan and lease losses
•	Risks associated with concentrations in real estate related loans
•	Market interest rate volatility
•	Changes in legal or regulatory requirements or the results of regulatory examinations that could restrict growth
•	The ability to recruit and retain certain key management and staff
•	Risks associated with merger integration
•	Significant decline in the market value of the Company that could result in an impairment of goodwill
•	The ability to raise capital or incur debt on reasonable terms
•	Regulatory limits on the Bank’s ability to pay dividends to the Company
•	Effectiveness of the Emergency Economic Stabilization Act of 2008 (the “EESA”) to help stabilize the U.S. financial markets

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

Executive Overview

Highlights for the third quarter and year-to-date of 2008 were as follows:

•

Net income per diluted share was $0.20 and $0.78 for the three and nine months ended September 30, 2008, as compared to $0.22 and $0.89 per diluted share earned in the three and nine months ended September 30, 2007.

•

Non-performing assets increased to $138.1 million, or 1.66% of total assets, as of September 30, 2008, compared to $98.0 million, or 1.18% of total assets as of December 31, 2007. Non-performing loans increased to $118.3 million, or 1.92% of total loans, as of September 30, 2008, compared to $91.1 million, or 1.50% of total loans as of December 31, 2007. Non-accrual loans have been written-down to their estimated net realizable values as of September 30, 2008.

•

Net charge-offs were $66.6 million for the nine months ended September 30, 2008, or 1.46% of average loans and leases (annualized), as compared to net charge-offs of $806,000, or 0.02% of average loans and leases (annualized), for the nine months ended September 30, 2007. The write-down of impairment estimates on non-accrual loans in the current year have contributed to the increase in net charge-offs.

•

The provision for loan and lease losses was $35.5 million and $75.7 million for the three and nine months ended September 30, 2008, respectively, as compared to the $20.4 million and $23.9 million recognized for the three and nine months ended September 30, 2007, respectively. This resulted from the increase in net charge-offs and non-performing loans, and downgrades within the portfolio between the two periods.

•

We recorded gains of $25.3 million and $30.2 million in the income statement representing the change in fair value on our junior subordinated debentures measured at fair value in the three and nine months ended September 30, 2008, respectively, compared to gains of $4.1 million and $4.7 million in the three and nine months ended September 30, 2007, respectively. The gains recognized during these periods were due to widening spreads for comparable new issuances.

•

Mortgage banking revenue was $2.8 million for the nine months ended September 30, 2008, compared to a $5.8 million for the nine months ended September 30, 2007. This resulted primarily from a $2.4 million loss on an ineffective mortgage servicing right (“MSR”) hedge in the current year due to widening spreads and price declines that were not offset by a corresponding gain in the related MSR asset. The remaining decrease is due to decline in the fair value of the mortgage servicing right asset resulting from lower mortgage interest rates.

•

Net loss on investment securities of $2.5 million for the quarter ended September 30, 2008 includes an other-than-temporary impairment (“OTTI”) charge of $2.6 million, which primarily relates to non-agency collateralized mortgage obligations where the default rates and loss severities of the underlying collateral indicate credit losses are expected to occur. Year-to-date, net gain on investment securities was $1.4 million.

•

We recorded a $2.1 million pre-tax accrual for our estimated pro-rata share of Visa litigation expense related to Visa’s settlement with Discover. It is anticipated that this litigation accrual will be fully reversed in the fourth quarter after Visa funds the covered litigation escrow account with proceeds from additional stock issuances.

•

Net interest margin, on a tax equivalent basis, decreased to 4.12% and 4.08% for the three and nine months ended September 30, 2008, compared 4.20% and 4.33% for the same periods a year ago. The decrease in net interest margin resulted from reductions in earning asset yields due primarily to the decline in the prime rate in the current periods, offset by a decrease in the cost of interest bearing deposits. Excluding interest reversals on loans of $720,000 during the quarter, the net interest margin would have increased 1 basis point on a sequential basis.

•	Total risk based capital increased to 11.3% as of September 30, 2008, compared to 10.9% as of December 31, 2007.

•	Total gross loans and leases were $6.2 billion as of September 30, 2008, an increase of $105.9 million, or 2.3% annualized, as compared to December 31, 2007.

•

Total deposits were $6.5 billion as of September 30, 2008, compared to $6.6 billion as of December 31, 2007, a decrease of $95.7 million or 1.9% annualized. During the third quarter of 2008, total deposits increased $133.8 million, or 2%, and core deposits increased $168.0 million, or 3%.

•	Total consolidated assets were $8.3 billion as of September 30, 2008, representing a decrease of $12.4 million compared to December 31, 2007.

•	Cash dividends declared in the third quarter of 2008 were $0.19 per share.

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

Regular credit reviews of the portfolio also identify loans that are considered potentially impaired. Potentially impaired loans are referred to the ALLL Committee which reviews and approves loans designated as impaired. A loan is considered impaired when based on current information and events, we determine that we will probably not be able to collect all amounts due according to the loan contract, including scheduled interest payments. When we identify a loan as impaired, we measure the impairment using discounted cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of the collateral, less selling costs, instead of discounted cash flows. If we determine that the value of the impaired loan is less than the recorded investment in the loan, we will either recognize an impairment reserve as a specific component to be provided for in the allowance for loan and lease losses or charge-off the impaired balance on collateral dependent loans if it is determined that such amount represents a confirmed loss. The combination of the risk rating-based allowance component and the impairment reserve allowance component lead to an allocated allowance for loan and lease losses.

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

Management believes that the ALLL was adequate as of September 30, 2008. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL that could result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 79% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses. Over the last several quarterly reporting periods, there has been deterioration in the residential development market which has led to an increase in non-performing loans and allowance for loan and lease loss. A continued deterioration in this market may lead to additional charges to the provision for loan and lease losses.

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

Upon adoption of Statement of Financial Accounting Standards (“SFAS”) No. 156, Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 156”) on January 1, 2007, the Company has elected to measure its residential mortgage servicing assets at fair value. Upon the change from the lower of cost or fair value accounting method to fair value accounting under SFAS No. 156, the calculation of amortization and the assessment of impairment were discontinued. Additional information is included in Note 4 of the Notes to Condensed Consolidated Financial Statements.

Valuation of Goodwill and Intangible Assets

At September 30, 2008, we had $760.3 million in goodwill and other intangible assets as a result of business combinations. Goodwill and other intangibles with indefinite lives are not amortized but instead are periodically tested for impairment. Management performs an impairment analysis for the intangible assets with indefinite lives on a quarterly basis and determined that there was no impairment as of September 30, 2008. The valuation is determined using discounted cash flows of forecasted earnings, estimated sales price based on recent historical market transactions and market capitalization based on current stock price. If impairment was deemed to exist, a write down of the asset would occur with a charge to earnings. The impairment analysis requires management to make subjective judgments. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures, technology, changes in discount rates and specific industry and market conditions.

Stock-based Compensation

Consistent with the provisions of SFAS No. 123R, Share Based Payment, a revision to the previously issued guidance on accounting for stock options and other forms of equity-based compensation, we recognize in the income statement the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). The requisite service period may be subject to performance conditions. The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. Management assumptions utilized at the time of grant impact the fair value of the option calculated under the Black-Scholes methodology, and ultimately, the expense that will be recognized over the life of the option. Additional information is included in Note 7 of the Notes to Condensed Consolidated Financial Statements.

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

See Note 11 of the Notes to Condensed Consolidated Financial Statements for additional information about the level of pricing transparency associated with financial instruments carried at fair value.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment to ARD No 51. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The standard also requires additional disclosures that clearly identify and distinguish between the interest of the parent’s owners and the interest of the noncontrolling owners of the subsidiary. This statement is effective on January 1, 2009 for the Company, to be applied prospectively. We are currently evaluating the impact of the adoption of SFAS No.160.

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

In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. Under SFAS 162, the U.S. GAAP hierarchy will now reside in the accounting literature established by the FASB. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with U.S. GAAP for nongovernmental entities. This statement is effective 60 days after the U.S. Securities and Exchange Commission approves the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS No 162 is not expected to have a material impact on the Company’s consolidated financial statements.

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

On October 10, 2008, FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP No. 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP does not change existing generally accepted accounting principles. This FSP shall be effective immediately upon issuance, including prior periods for which financial statements have not been issued. The impact of adoption did not have a material impact on the Company’s consolidated financial statements.

RESULTS OF OPERATIONS

OVERVIEW

For the three months ended September 30, 2008, net income was $12.4 million, or $0.20 per diluted share, as compared to $13.2 million, or $0.22 per diluted share for the three months ended September 30, 2007. For the nine months ended September 30, 2008, net income was $47.2 million, or $0.78 per diluted share, as compared to $53.8 million, or $0.89 per diluted share for the nine months ended September 30, 2007. The decrease in net income for the three months ended September 30, 2008 is principally attributable to increased provision for loan losses offset by increased non-interest income. The decrease in net income for the nine months ended September 30, 2008 is principally attributable to increased provision for loan losses, partially offset by increased non-interest income and decreased non-interest expense. We completed the acquisition of North Bay Bancorp April 26, 2007 and the results of the acquired operations are only included in our financial results starting on April 27, 2007.

We incur significant expenses related to the completion and integration of mergers. Accordingly, we believe that our operating results are best measured on a comparative basis excluding the impact of merger-related expenses, net of tax. We define operating income as income before merger related expenses, net of tax, and we calculate operating income per diluted share by dividing operating income by the same diluted share total used in determining diluted earnings per share (see Note 9 of the Notes to Condensed Consolidated Financial Statements). Operating income and operating income per diluted share are considered “non-GAAP” financial measures. Although we believe the presentation of non-GAAP financial measures provides a better indication of our operating performance, readers of this report are urged to review the GAAP results as presented in the Condensed Consolidated Financial Statements.

The following table presents a reconciliation of operating income and operating income per diluted share to net income and net income per diluted share for the three and nine months ended September 30, 2008 and 2007:

Reconciliation of Operating Income to Net Income

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income	$12,387	$13,177	$47,214	$53,752
Merger-related expenses, net of tax	-	158	-	1,920

Operating income	$12,387	$13,335	$47,214	$55,672

Per diluted share:
Net income	$0.20	$0.22	$0.78	$0.89
Merger-related expenses, net of tax	-	-	-	0.03

Operating income	$0.20	$0.22	$0.78	$0.92

The following table presents the returns on average assets, average shareholders’ equity and average tangible shareholders’ equity for the three and nine months ended September 30, 2008 and 2007. For each of the periods presented, the table includes the calculated ratios based on reported net income and operating income as shown in the Table above. Our return on average shareholders’ equity is negatively impacted as the result of capital required to support goodwill. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger-related intangible assets, we believe it beneficial to also consider the return on average tangible shareholders’ equity. The return on average tangible shareholders’ equity is calculated by dividing net income by average shareholders’ equity less average intangible assets. The return on average tangible shareholders’ equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average shareholders’ equity.

Return on Average Assets, Shareholders’ Equity and Tangible Shareholders’ Equity

(dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Returns on average assets:
Net income	0.59%	0.64%	0.76%	0.93%
Operating income	0.59%	0.65%	0.76%	0.96%

Returns on average shareholders’ equity:
Net income	3.95%	4.20%	5.04%	5.91%
Operating income	3.95%	4.25%	5.04%	6.12%

Returns on average tangible shareholders’ equity:
Net income	10.11%	10.92%	12.88%	14.79%
Operating income	10.11%	11.05%	12.88%	15.32%

Calculation of average tangible shareholders’ equity:
Average shareholders’ equity	$1,248,357	$1,245,390	$1,252,099	$1,215,730
Less: average intangible assets	(760,911)	(766,591)	(762,427)	(729,979)

Average tangible shareholders’ equity	$487,446	$478,799	$489,672	$485,751

NET INTEREST INCOME

Net interest income is the largest source of our operating income. Net interest income for the three months ended September 30, 2008 was $73.7 million, a decrease of $167,000 as compared to the same period in 2007. Net interest income for the three months ended September 30, 2008 was negatively impacted by the $720,000 reversal of interest income on loans during the quarter. Net interest income for the nine months ended September 30, 2008 was $217.3 million, an increase of $2.8 million or 1% over the same period in 2007. Net interest income for the nine months ended September 30, 2008 was negatively impacted by the $2.4 million reversal of interest income on loans during the period. The results for the three and nine months ended September 30, 2008 as compared to the same periods in 2007 are attributable to growth in outstanding average interest-earning assets, primarily loans and leases and investment securities, offset by both growth in interest-bearing liabilities, primarily money-market, time deposits and term debt, and a decrease in net interest margin. In addition to organic growth, the North Bay merger, which was completed on April 26, 2007, contributed to the increase in interest-earning assets and interest-bearing liabilities in the three and nine months ended September 30, 2008 over the same period in 2007. The fair value of interest-earning assets acquired as a result of the North Bay merger totaled $523.5 million, and interest-bearing liabilities totaled $572.2 million.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax-equivalent basis was 4.12% for the three months ended September 30, 2008, a decrease of 8 basis points as compared to the same period in 2007. The decreased yield on interest-earning assets of 113 basis points in the three months ended September 30, 2008 primarily resulted from reductions in the prime rate. This decline was partially offset by the decrease in our interest expense to earning assets of 105 basis points from the lower costs of interest bearing deposits. The $720,000 reversal of interest income on non-accrual loans in the quarter contributed to a 4 basis point decline in the tax equivalent net interest margin during the quarter. The net interest margin on a fully tax-equivalent basis was 4.08% for the nine months ended September 30, 2008, a decrease of 25 basis points as compared to the same period in 2007. The decreased yield on interest-earning assets of 104 basis points in the nine months ended September 30, 2008 primarily resulted from reductions in the prime rate. This decline was partially offset by the decrease in our interest expense to earning assets of 79 basis points from the lower costs of interest bearing deposits. The $2.4 million reversal of interest income on non-accrual loans over the nine months ending September 30, 2008 contributed to a 5 basis point decline in the tax equivalent net interest margin compared to the same period in 2007.

Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds. The following tables present condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three and nine months ended September 30, 2008 and 2007:

Average Rates and Balances (Quarterly)

(dollars in thousands)

	Three months ended September 30, 2008			Three months ended September 30, 2007
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates

INTEREST-EARNING ASSETS:
Loans and leases (1)	$6,173,610	$98,180	6.33%	$6,043,121	$116,111	7.62%
Taxable securities	841,810	9,829	4.67%	765,345	9,233	4.83%
Non-taxable securities (2)	167,132	2,395	5.73%	159,998	2,247	5.62%
Temporary investments (3)	13,182	69	2.08%	71,165	929	5.18%

Total interest earning assets	7,195,734	110,473	6.11%	7,039,629	128,520	7.24%
Allowance for loan and lease losses	(76,988)			(69,099)
Other assets	1,214,496			1,219,502

Total assets	$8,333,242			$8,190,032

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	$3,195,378	$13,529	1.68%	$3,271,992	$25,145	3.05%
Time deposits	1,959,544	16,496	3.35%	1,899,131	22,993	4.80%
Federal funds purchased and repurchase agreements	128,164	714	2.22%	64,130	530	3.28%
Term debt	228,249	2,064	3.60%	75,045	874	4.62%
Junior subordinated debentures	230,481	3,211	5.54%	232,289	4,444	7.59%

Total interest-bearing liabilities	5,741,816	36,014	2.50%	5,542,587	53,986	3.86%
Non-interest-bearing deposits	1,267,356			1,319,280
Other liabilities	75,713			82,775

Total liabilities	7,084,885			6,944,642
Shareholders’ equity	1,248,357			1,245,390

Total liabilities and shareholders’ equity	$8,333,242			$8,190,032

NET INTEREST INCOME (2)		$74,459			$74,534

NET INTEREST SPREAD			3.61%			3.38%

AVERAGE YIELD ON EARNING ASSETS (1), (2)			6.11%			7.24%
INTEREST EXPENSE TO EARNING ASSETS			1.99%			3.04%

NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			4.12%			4.20%

(1) Non-accrual loans and mortgage loans held for sale are included in the average balance.

(2) Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $751,000 and $659,000 for the three months ended September 30, 2008 and 2007, respectively.

(3) Temporary investments include federal funds sold and interest-bearing deposits at other banks.

Average Rates and Balances (Year-to-Date)

(dollars in thousands)

	Nine months ended September 30, 2008			Nine months ended September 30, 2007
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates

INTEREST-EARNING ASSETS:
Loans and leases (1)	$6,123,909	$300,295	6.55%	$5,747,358	$331,889	7.72%
Taxable securities	870,311	30,234	4.63%	723,977	25,625	4.72%
Non-taxable securities (2)	171,335	7,240	5.63%	142,443	5,869	5.49%
Temporary investments (3)	18,781	359	2.55%	62,680	2,439	5.20%

Total interest earning assets	7,184,336	338,128	6.29%	6,676,458	365,822	7.33%
Allowance for loan and lease losses	(82,386)			(64,951)
Other assets	1,212,069			1,154,324

Total assets	$8,314,019			$7,765,831

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	$3,236,333	$44,576	1.84%	$3,061,157	$91,911	4.01%
Time deposits	1,957,457	56,542	3.86%	1,823,618	41,839	3.07%
Federal funds purchased and repurchase agreements	107,013	1,958	2.44%	69,069	1,757	3.40%
Term debt	190,184	5,200	3.65%	51,592	1,767	4.58%
Junior subordinated debentures	233,541	10,349	5.92%	216,816	12,329	7.60%

Total interest-bearing liabilities	5,724,528	118,625	2.77%	5,222,252	149,603	3.83%
Non-interest-bearing deposits	1,255,403			1,250,188
Other liabilities	81,989			77,661

Total liabilities	7,061,920			6,550,101
Shareholders’ equity	1,252,099			1,215,730

Total liabilities and shareholders’ equity	$8,314,019			$7,765,831

NET INTEREST INCOME (2)		$219,503			$216,219

NET INTEREST SPREAD			3.52%			3.50%

AVERAGE YIELD ON EARNING ASSETS (1), (2)			6.29%			7.33%
INTEREST EXPENSE TO EARNING ASSETS			2.21%			3.00%

NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			4.08%			4.33%

(1) Non-accrual loans and mortgage loans held for sale are included in the average balance.

(2) Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $2.2 million and $1.7 million for the nine months ended September 30, 2008 and 2007, respectively.

(3) Temporary investments include federal funds sold and interest-bearing deposits at other banks.

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three and nine months ended September 30, 2008 as compared to the same periods in 2007. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Rate/Volume Analysis (Quarterly)

(in thousands)

	Three months ended September 30, 2008 compared to 2007
	Increase (decrease) in interest income and expense due to changes in
	Volume	Rate	Total

INTEREST-EARNING ASSETS:
Loans and leases	$2,459	$(20,390)	$(17,931)
Taxable securities	899	(303)	596
Non-taxable securities (1)	101	47	148
Temporary investments	(496)	(364)	(860)

Total (1)	2,963	(21,010)	(18,047)

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	(576)	(11,040)	(11,616)
Time deposits	710	(7,207)	(6,497)
Repurchase agreements and federal funds	399	(215)	184
Term debt	1,424	(234)	1,190
Junior subordinated debentures	(35)	(1,198)	(1,233)

Total	1,922	(19,894)	(17,972)

Net increase in net interest income (1)	$1,041	$(1,116)	$(75)

(1) Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

Rate/Volume Analysis (Year-to-Date)
(in thousands)
	Nine months ended September 30, 2008 compared to 2007
	Increase (decrease) in interest income and expense due to changes in
	Volume	Rate	Total

INTEREST-EARNING ASSETS:
Loans and leases	$20,751	$(52,345)	$(31,594)
Taxable securities	5,091	(482)	4,609
Non-taxable securities (1)	1,217	154	1,371
Temporary investments	(1,205)	(875)	(2,080)

Total (1)	25,854	(53,548)	(27,694)

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	4,988	(52,323)	(47,335)
Time deposits	3,247	11,456	14,703
Repurchase agreements and federal funds	786	(585)	201
Term debt	3,857	(424)	3,433
Junior subordinated debentures	897	(2,877)	(1,980)

Total	13,775	(44,753)	(30,978)

Net increase in net interest income (1)	$12,079	$(8,795)	$3,284

(1) Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

PROVISION FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses was $35.5 million and $75.7 million for the three and nine months ended September 30, 2008, compared to $20.4 million and $23.9 million for the same periods in 2007. As an annualized percentage of average outstanding loans, the provision for loan losses recorded for the three and nine months ended September 30, 2008 was 2.29% and 1.66% as compared to 1.34% and 0.56% in the same periods in 2007.

The increase in the provision for loan and lease losses in the three and nine months ended September 30, 2008 as compared to the same periods in 2007 is principally attributable to an increase in non-performing loans and leases and downgrades within the portfolio related primarily to the housing market downturn and its impact on our residential development portfolio, and the increase in loans charged-off during the year.

Prior to the second quarter, the Company recognized the charge-off of an impairment reserve when the loan was resolved, sold, or foreclosed and transferred to other real estate owned. Due to declining real estate values in our markets, it is increasingly likely that an impairment reserve on collateral dependent real estate loans represent a confirmed loss. As a result, in the second quarter, the Company began recognizing the charge-off of impairment reserves on impaired loans in the period it arises for collateral dependent loans. Therefore, the non-accrual loans of $111.9 million as of September 30, 2008 have already been written-down to their estimated net realizable value, based on disposition value, and are expected to be resolved over the coming quarters with no additional material loss. Depending on the characteristics of a loan, the fair value of collateral is estimated by obtaining external appraisals.

The provision for loan and lease losses is based on management’s evaluation of inherent risks in the loan portfolio and a corresponding analysis of the allowance for loan and lease losses. Additional discussion on loan quality and the allowance for loan and lease losses is provided under the heading Asset Quality and Non-Performing Assets below.

NON-INTEREST INCOME

Non-interest income in the three months ended September 30, 2008 was $34.5 million, an increase of $15.9 million, or 86%, as compared to the same period in 2007. Non-interest income in the nine months ended September 30, 2008 was $80.6 million, an increase of $32.1 million, or 66%, as compared to the same period in 2007. The following table presents the key components of non-interest income for the three and nine months ended September 30, 2008 and 2007:

Non-Interest Income

  (in thousands)

	Three months ended September 30,				Nine months ended September 30,
	2008	2007	Change Amount	Change Percent	2008	2007	Change Amount	Change Percent
Service charges on deposit accounts	$8,911	$8,448	$463	5%	$26,107	$23,648	$2,459	10%
Brokerage commissions and fees	2,319	2,498	(179)	-7%	6,564	7,594	(1,030)	-14%
Mortgage banking revenue, net	1,027	1,366	(339)	-25%	2,844	5,772	(2,928)	-51%
Net (loss) gain on investment securities	(2,477)	(13)	(2,464)	NM	1,422	(10)	1,432	NM
Net loss on other real estate owned	(2,193)	-	(2,193)	NM	(5,655)	-	(5,655)	NM
Gain on junior subordinated debentures carried at fair value	25,311	4,138	21,173	512%	30,152	4,746	25,406	535%
Proceeds from Visa mandatory partial redemption	-	-	-	NM	12,633	-	12,633	NM
Other income	1,573	2,106	(533)	-25%	6,515	6,688	(173)	-3%

Total	$34,471	$18,543	$15,928	86%	$80,582	$48,438	$32,144	66%

NM - Not meaningful

The increase in deposit service charges in 2008 over the same periods in 2007 is principally attributable to increased volume of deposit accounts. Brokerage commissions and fees declined as a result of deteriorating conditions in the trading market during 2008, as compared to the same periods in 2007. The decrease in mortgage banking revenue for the three months ended September 30, 2008 compared to the same quarter of the prior year primarily resulted from the difference between the $1.4 million loss and $648,000 loss on the MSR asset, respectively, offset by the increase in production revenue of $349,000 between the two periods. The decrease in mortgage banking revenue for the nine months ended September 30, 2008 compared to the same quarter of the prior year primarily resulted from the difference between the $1.6 million loss and $977,000 loss on the MSR asset, respectively, and the $2.4 million realized loss on the MSR hedge due to significant market volatility in the first quarter of 2008. The Company realized a $3.9 million gain in the first quarter of 2008 on sale of investment securities as part of a repositioning of the investment portfolio to reduce the weighted average life in response to the current economic outlook. This gain was offset by a $2.6 million OTTI charge in the third quarter of 2008. Additional discussion on the OTTI charges are provided under the heading Investment Securities below. The slowdown in the housing industry, which has affected our residential development portfolio, has led to an increase of foreclosures into other real estate owned on residential development related properties. Declines in the market values of these properties after foreclosure have resulted in additional losses on the sale of the properties or by valuation adjustments. During 2008 the Company has recognized losses on sale of other real estate owned of $3.2 million and valuation adjustments of $2.4 million. The gain on junior subordinated debentures carried at fair value for the three and nine month ended September 30, 2008 as compared to the same periods in the prior year result from the continued widening of credit spreads for comparable new issuances. Additional information on the junior subordinated debentures carried at fair value is included in Note 5 of the Notes to Condensed Consolidated Financial Statements. Other income decreased for the three months ended September 30, 2008 as compared to 2007 largely due to decreased gains and broker fee income related to Small Business Administration (“SBA”) loan sales. Other income decreased for the nine months ended September 30, 2008 as compared to 2007 largely due to the reduced gains and broker fee income related to SBA loan sales, offset by proceeds from a legal settlement in the first quarter.

In the first quarter of 2008 Visa completed an initial public offering and the Company received $12.6 million as part of a subsequent mandatory partial redemption of our Class B shares. As part of this offering, Visa also established a $3.0 billion escrow account to cover settlements, the resolution of pending litigation and related claims (“covered litigation”).

The Company’s remaining 468,659 shares of Visa Class B common stock are restricted and may not be transferred until the later of (1) three years from the date of the initial public offering or (2) the period of time necessary to resolve the covered litigation. A conversion ratio of 0.71429 was established for the conversion rate of Class B shares into Class A shares. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus. As of September 30, 2008, the value of the Class A shares was $61.39 per share. The value of unredeemed Class A equivalent shares owned by the Company was $20.6 million as of September 30, 2008, and has not been reflected in the accompanying financial statements.

NON-INTEREST EXPENSE

Non-interest expense for the three months ended September 30, 2008 was $56.3 million, an increase of $3.4 million or 6% compared to the three months ended September 30, 2007. Non-interest expense for the nine months ended September 30, 2008 was $154.6 million, a decrease of $2.2 million or 1% compared to the nine months ended September 30, 2007. The following table presents the key elements of non-interest expense for the three and nine months ended September 30, 2008 and 2007:

Non-Interest Expense

(in thousands)

	Three months ended September 30,				Nine months ended September 30,
	2008	2007	Change Amount	Change Percent	2008	2007	Change Amount	Change Percent
Salaries and employee benefits	$29,131	$28,005	$1,126	4%	$85,043	$85,172	$(129)	0%
Net occupancy and equipment	9,340	9,166	174	2%	27,605	26,774	831	3%
Communications	1,863	1,807	56	3%	5,251	5,293	(42)	-1%
Marketing	1,394	1,982	(588)	-30%	3,302	4,405	(1,103)	-25%
Services	4,753	4,864	(111)	-2%	13,828	14,066	(238)	-2%
Supplies	808	984	(176)	-18%	2,203	2,572	(369)	-14%
FDIC assessments	1,318	181	1,137	628%	3,814	527	3,287	624%
Intangible amortization	1,437	1,767	(330)	-19%	4,419	4,400	19	0%
Merger related expenses	-	263	(263)	-100%	-	3,200	(3,200)	-100%
Visa litigation	2,085	-	2,085	NM	(3,098)	-	(3,098)	NM
Other expenses	4,168	3,874	294	8%	12,244	10,441	1,803	17%

Total	$56,297	$52,893	$3,404	6%	$154,611	$156,850	$(2,239)	-1%

NM - Not meaningful

Salaries and employee benefits are flat on a year-to-date basis despite the effects of the North Bay acquisition in April 2007. The increase in the current quarter is primarily as a result of reduced loan origination activity, resulting in a reduced offset to compensation expense for deferred loan costs. Net occupancy and equipment increased reflecting 10 new banking locations as a result of the North Bay acquisition in April 2007 and the addition of three de novo branches in 2007. The decline in communications, marketing, services and supplies expense are a result of aggressive cost saving initiatives implemented in late 2007. FDIC assessments increased for the three and nine months ending September 30, 2008 as compared to the same periods of the prior year as a result of deposit insurance assessments incurred in the current year. The Company utilized a one-time FDIC assessment credit resulting in no expense related to deposit insurance premiums for the corresponding periods in 2007. The decrease in intangible amortization for the three months ending September 30, 2008 as compared to the prior year same period is due to the run-off of intangible assets that are being amortized on an accelerated basis. We also incur significant expenses in connection with the completion and integration of bank acquisitions that are not capitalizable. Classification of expenses as merger-related is done in accordance with the provisions of a Board-approved policy. The merger-related expenses incurred in 2007 related to the North Bay Bancorp acquisition. Other non-interest expense increased in the current year primarily as a result of expenses related to other real estate owned and deposit administration fees.

In connection with Visa establishing a $3.0 billion litigation escrow account from the proceeds of an initial public offering, the Company reversed a $5.2 million reserve in the first quarter of 2008, reflected as a reduction of other non-interest expense. We were required to recognize an estimate of Visa’s pending litigation settlements in the fourth quarter of 2007 based on our ownership position prior to the initial public company. With the escrow litigation account funded for the estimated liability for covered litigation as of the end of the first quarter, we were able to reverse the accrual.

In October 2008, Visa announced that it had reached a settlement with Discover Card related to an antitrust lawsuit. Umpqua Bank and other Visa member banks are obligated to fund the settlement and share in losses resulting from this litigation that are not already provided for in the escrow account. Visa notified the Company that it had established an additional reserve related to the settlement with Discover Card that has not already been funded into the escrow account. In connection with this settlement, the Company recorded, in the third quarter of 2008, a liability and corresponding expense of $2.1 million pre-tax, for its proportionate share of that liability. The Company is not a party to the Visa litigation and its liability arises solely from the Bank’s membership interest in Visa.

Visa announced that it intends to issue additional Class A shares in the fourth quarter, and with the proceeds fund the escrow account to cover the remaining amount of the settlement. Once the escrow account is fully funded for this settlement, the Company expects that it will be able to fully reverse the accrual recorded in the third quarter. It is anticipated that the issuance of the additional Class A shares will reduce the conversion ratio of Class B shares into Class A shares for Visa member banks. The amount of this reduction, if any, is unknown.

INCOME TAXES

Our consolidated effective tax rate as a percentage of pre-tax income for the three and nine months ended September 30, 2008 was 24.6% and 30.1%, compared to 31.0% and 34.6% for the three and nine months ended September 30, 2007. The effective tax rates were below the federal statutory rate of 35% and the apportioned state rate of 5% (net of the federal tax benefit) principally because of non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities, tax credits arising from low income housing investments, Business Energy tax credits and exemptions related to loans and hiring in designated enterprise zones.

FINANCIAL CONDITION

INVESTMENT SECURITIES

Trading securities consist of securities held in inventory by Strand for sale to its clients and securities invested in trust for former employees of acquired institutions as required by agreements. Trading securities were $1.5 million at September 30, 2008, as compared to $2.8 million at December 31, 2007.

Investment securities available for sale decreased $87.0 million to $963.7 million as of September 30, 2008, as compared to December 31, 2007. This decrease is principally attributable to purchases of $404.3 million of investment securities available for sale, offset by the proceeds from the sales and maturities of $463.6 million of investment securities available for sale (of which $4.0 million represents net gains on sale), the transfer of $20.1 million of investment securities available for sale at par (fair value of $12.6 million on transfer date) to investment securities held to maturity, and a decrease in fair value of investment securities available for sale of $6.2 million.

Investment securities held to maturity were $16.6 million as of September 30, 2008, as compared to $6.0 million at December 31, 2007. This increase is principally attributable to the transfer of $12.6 million of investment securities available for sale to investment securities held to maturity, offset by paydowns and maturities of investment securities held to maturity.

The following table presents the available for sale and held to maturity investment securities portfolio by major type as of September 30, 2008 and December 31, 2007:

Investment Securities Composition

(in thousands)

	Investment Securities Available for Sale
	September 30, 2008		December 31, 2007
	Fair Value	%	Fair Value	%
U.S. Treasury and agencies	$121,155	13%	$158,432	15%
Mortgage-backed securities and collateralized mortgage obligations	678,451	70%	672,344	64%
Obligations of states and political subdivisions	161,312	17%	169,994	16%
Other debt securities	848	0%	967	0%
Investments in mutual funds and other equity securities	1,948	0%	49,019	5%

Total	$963,714	100%	$1,050,756	100%

	Investment Securities Held to Maturity
	September 30, 2008		December 31, 2007
	Amortized Cost	%	Amortized Cost	%
Obligations of states and political subdivisions	$4,167	25%	$5,403	90%
Mortgage-backed securities and collateralized mortgage obligations	12,292	74%	227	4%
Other investment securities	150	1%	375	6%

Total	$16,609	100%	$6,005	100%

During the third quarter of 2008, the Bank initiated a redemption-in-kind of shares owned in an intermediate mortgage fund, and received its proportionate share of the underlying securities within the fund. As of the date of the redemption, the book value of the fund was $28.6 million with a market value of $20.7 million, resulting in a $7.9 million unrealized loss. The composition of fund’s book value included 70% of non-agency mortgage-backed securities and collateralized mortgage obligations, 24% of agency mortgage-backed securities and collateralized mortgage obligations, 2% of U.S. Treasuries and 4% in cash equivalents. Of the $7.9 million unrealized loss, 94% related to the non-agency mortgage-backed securities and collateralized mortgage obligations, and the remainder related to the agency mortgage-backed securities and collateralized mortgage obligations. The transaction was accounted for as a nonmonetary exchange under SFAS No. 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29. The carrying value of the equity interest in the mortgage fund was allocated to the individual securities. No gain or loss was realized as a result of the redemption.

As part of this redemption in kind, the Company assessed the classification of the underlying securities acquired and elected to classify $12.6 million in non-agency mortgage-backed securities and collateralized mortgage obligations at fair value as investment securities held to maturity. The Company considers the held to maturity classification to be more appropriate because it has the ability and the intent to hold these securities to maturity. The book value of the securities was recorded at fair value as of the date of the transfer, resulting in a discount to par. This discount is being accreted to interest income over the remaining terms of the securities. The related unrealized pretax loss of $7.5 million included in other comprehensive income as of the date of the transfer remained in other comprehensive income and is being amortized as a yield adjustment through earnings over the remaining terms of the securities, and will offset the accretion of the discount. No gain or loss was recognized at the time of the classification.

We review investment securities on an ongoing basis for the presence of OTTI, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, our ability and intent to hold investments until a recovery of fair value, which may be maturity, and other factors.

During the third quarter of 2008, the Company recorded a $2.6 million OTTI charge within net (loss) gain of sales of investment securities. Charges of $2.2 million related to five non-agency collateralized mortgage obligations in investments held to maturity where the default rates and loss severities of the underlying collateral indicate credit losses are expected to occur. These securities were valued by third party pricing services using matrix or model pricing methodologies, and were corroborated by broker indicative bids. The remaining $12.0 million of non-agency securities within mortgage-backed securities and collateralized mortgage obligations held to maturity were specifically evaluated for OTTI, and the default rates and loss severities of the underlying collateral indicated that credit losses are not expected to occur. In addition, the Company recorded an OTTI charge of $139,000 related to a collateralized debt obligation that holds trust preferred securities in investments available for sale where a default and deferrals on the underlying debt indicate credit losses are expected to occur within the security. An additional $225,000 charge was recognized in the quarter for preferred stock in the category of investments held to maturity. These securities were valued by third party pricing services using matrix or model pricing methodologies. There were no similar charges recorded during the three or nine months ended September 30, 2007.

Unrealized loss in the available for sale investment portfolio was $10.7 million at September 30, 2008. This consisted primarily of unrealized loss on mortgage backed securities and collateralized mortgage obligations of $7.9 million, unrealized loss on obligations of states and political subdivisions of $2.6 million, and unrealized loss on U.S. agencies of $150,000. The unrealized losses were primarily caused by interest rate increases subsequent to the purchase of the securities, and not credit quality.

LOANS AND LEASES

Total loans and leases outstanding at September 30, 2008 were $6.2 billion, an increase of $105.9 million as compared to year-end 2007. The following table presents the concentration distribution of our loan portfolio at September 30, 2008 and December 31, 2007:

Loan Concentrations

(in thousands)

	September 30, 2008		December 31, 2007
	Amount	Percentage	Amount	Percentage
Construction and development	$1,004,091	16.3%	$1,202,173	19.9%
Farmland	95,179	1.5%	94,687	1.6%
Home equity credit lines	254,347	4.1%	196,895	3.3%
Single family first lien mortgage	200,473	3.3%	200,570	3.3%
Single family second lien mortgage	27,261	0.4%	29,451	0.5%
Multifamily	158,430	2.6%	155,855	2.6%
Commercial real estate	3,113,683	50.5%	2,918,056	48.0%

Total real estate secured	4,853,464	78.7%	4,797,687	79.2%
Commercial and industrial	1,143,630	18.6%	1,108,774	18.3%
Agricultural production	73,271	1.2%	61,165	1.0%
Consumer	35,965	0.6%	37,865	0.6%
Leases	40,927	0.7%	40,207	0.7%
Other	26,145	0.4%	21,226	0.4%
Deferred loan fees, net	(11,861)	-0.2%	(11,289)	-0.2%

Total loans	$6,161,541	100.0%	$6,055,635	100.0%

ASSET QUALITY AND NON-PERFORMING ASSETS

Non-performing loans, which include non-accrual loans and accruing loans past due over 90 days, totaled $118.3 million, or 1.92% of total loans, at September 30, 2008, as compared to $91.1 million, or 1.50% of total loans, at December 31, 2007. Non-performing assets, which include non-performing loans and foreclosed real estate (“other real estate owned”), totaled $138.1 million, or 1.66% of total assets, as of September 30, 2008, as compared to $98.0 million, or 1.18% of total assets, as of December 31, 2007.

Loans are classified as non-accrual when collection of principal or interest is doubtful—generally if they are past due as to maturity or payment of principal or interest by 90 days or more—unless such loans are well-secured and in the process of collection. Additionally, all loans that are “impaired” in accordance with SFAS No. 114, Accounting by Creditors for the Impairment of a Loan, are considered for non-accrual status. Loans placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospects for future payments in accordance with the loan agreement appear relatively certain. Foreclosed properties held as other real estate owned are recorded at the lower of the recorded investment in the loan or market value of the property less expected selling costs. Other real estate owned at September 30, 2008 totaled $19.8 million and consisted of 14 properties. One property with a carrying value of $10.0 million is subject to a sales contract, but is accounted for under the deposit method and continues to be reported as other real estate owned pursuant to SFAS No. 66, Accounting for Sales of Real Estate.

The Company has written down non-accrual loans to their estimated net realizable value, based on disposition value, and are expected to be resolved over the coming quarters with no additional material loss. Depending on the characteristics of a loan, the fair value of collateral is estimated by obtaining external appraisals. The following table summarizes our non-performing assets as of September 30, 2008 and December 31, 2007:

Non-Performing Assets

(dollars in thousands)

	September 30, 2008	December 31, 2007
Loans on nonaccrual status	$111,895	$81,317
Loans past due 90 days or more and accruing	6,406	9,782

Total non-performing loans	118,301	91,099
Other real estate owned	19,753	6,943

Total non-performing assets	$138,054	$98,042

Allowance for loan losses	$93,982	$84,904
Reserve for unfunded commitments	1,059	1,182

Allowance for credit losses	$95,041	$86,086

Asset quality ratios:
Non-performing assets to total assets	1.66%	1.18%
Non-performing loans to total loans	1.92%	1.50%
Allowance for loan losses to total loans	1.53%	1.40%
Allowance for credit losses to total loans	1.54%	1.42%
Allowance for credit losses to total non-performing loans	80%	94%

The following table summarizes our non-performing assets by region as of September 30, 2008:

Non-Performing Assets by Region

(dollars in thousands)

	September 30, 2008
	Oregon/ Washington	California	Total
Loans on nonaccrual status	$31,949	$79,946	$111,895
Loans past due 90 days or more and accruing	5,108	1,298	6,406

Total non-performing loans	37,057	81,244	118,301
Other real estate owned	12,604	7,149	19,753

Total non-performing assets	$49,661	$88,393	$138,054

At September 30, 2008, $83.0 million, or 74%, of the total $111.9 million of non-accrual loans were residential development loans. These loans, a subset of the construction and development category, have been adversely impacted by the housing market downturn. The following table is a geographic distribution of the residential development portfolio by quarter:

Residential Development Loans

(dollars in thousands)

				September 30, 2008
	December 31, 2007	March 31, 2008	June 30, 2008	Outstanding Balance	Non-accrual loans	Remaining balance	Remaining average loan balance
Northwest Oregon	$237,780	$201,368	$158,588	$152,686	$10,244	$142,442	$982
Central Oregon	57,933	56,346	51,594	37,213	4,208	33,005	892
Southern Oregon	50,437	48,220	44,781	38,048	5,488	32,560	638
Washington	45,206	42,519	36,324	34,327	4,235	30,092	1,157
Greater Sacramento	167,245	146,140	135,648	126,629	40,376	86,253	958
Northern California	115,604	87,424	74,730	66,414	18,438	47,976	631

Total	$674,205	$582,017	$501,665	$455,317	$82,989	$372,328	$876

Quarterly change amount		$(92,188)	$(80,352)	$(46,348)
Quarterly change amount		-14%	-14%	-9%

Year-to-date change amount		$(92,188)	$(172,540)	$(218,888)
Year-to-date change amount		-14%	-26%	-32%

At September 30, 2008, $38.0 million of loans were classified as restructured as compared to no loans at December 31, 2007. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. While all of the restructured loans as of September 30, 2008 were classified as impaired, only $18.7 million were placed on non-accrual.

A further decline in the economic conditions in our general market areas or other factors could adversely impact individual borrowers or the loan portfolio in general. Accordingly, there can be no assurance that loans will not become 90 days or more past due, become impaired or placed on non-accrual status, restructured or transferred to other real estate owned in the future.

ALLOWANCE FOR LOAN AND LEASE LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS

The allowance for loan and lease losses (“ALLL”) totaled $94.0 million at September 30, 2008, an increase from the $84.9 million at December 31, 2007. The following table shows the activity in the ALLL for the three and nine months ended September 30, 2008 and 2007:

Allowance for Loan and Lease Losses

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Balance, beginning of period	$73,721	$68,723	$84,904	$60,090
Acquisitions	-	-	-	5,078
Provision for loan and lease losses	35,454	20,420	75,723	23,916

Loans charged-off	(17,108)	(1,414)	(69,830)	(2,997)
Charge-off recoveries	1,915	549	3,185	2,191

Net (charge-offs) recoveries	(15,193)	(865)	(66,645)	(806)

Total allowance for loan and lease losses	93,982	88,278	93,982	88,278
Reserve for unfunded commitments	1,059	1,246	1,059	1,246

Allowance for credit losses	$95,041	$89,524	$95,041	$89,524

As a percentage of average loans and leases (annualized):
Net charge-offs	0.98%	0.06%	1.46%	0.02%
Provision for loan and lease losses	2.29%	1.34%	1.66%	0.56%

The increase in the allowance for loan and lease losses as of September 30, 2008 is primarily a result of the increase in the provision for loan and lease losses in 2008. The increase in the provision for loan and lease losses is a result of several factors. The significant slowdown in the housing industry, which has affected our residential development portfolio, has resulted in downgrades within the portfolio, an increase in non-performing loans, and an increase in loans charged-off during the year. Downgrades within the portfolio have increased our classified credit balances resulting in a higher risk rating-based component of the allowance for loan and lease losses. Non-performing loans have increased due to the identification of impaired loans that have been placed on non-accrual status. All non-accrual are individually evaluated for impairment. Prior to the second quarter, the Company would establish reserves within the allowance for loan and leases losses for these impairments and would recognize the charge-off of an impairment reserve when the loan was resolved, sold, or foreclosed and transferred to other real estate owned. Due to declining real estate values in our markets, it is increasingly likely that an impairment reserve on collateral dependent real estate loans represent a confirmed loss. As a result, in the second quarter, the Company began recognizing the charge-off of impairment reserves on impaired loans in the period it arises for collateral dependent loans. This process has increased the amount of charge-offs recognized in 2008. Of the $69.8 million in charge-offs year-to-date, $53.8 million are residential development related. Lastly, given the continued deterioration of the economic environment, the Company has an $8.2 million unallocated reserve for losses inherent in the loan and lease portfolio, not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific reserve component of the allowance for loan and lease losses. Additional discussion on the increase in provision for loan and lease losses is provided under the heading Provision for Loan and Lease Losses above.

The following table presents a summary of activity in the reserve for unfunded commitments (“RUC”):

Summary of Reserve for Unfunded Commitments Activity

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Balance, beginning of period	$1,112	$1,273	$1,182	$1,313
Acquisitions	-	-	-	134
Net decrease credited to other expenses	(53)	(27)	(123)	(201)

Balance, end of period	$1,059	$1,246	$1,059	$1,246

We believe that the ALLL and RUC at September 30, 2008 are sufficient to absorb losses inherent in the loan portfolio and credit commitments outstanding as of that date, respectively, based on the best information available. This assessment, based in part on historical levels of net charge-offs, loan growth, and a detailed review of the quality of the loan portfolio, involves uncertainty and judgment. Therefore, the adequacy of the ALLL and RUC cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

MORTGAGE SERVICING RIGHTS

The following table presents the key elements of our mortgage servicing rights asset for the three and nine months ended September 30, 2008 and 2007, respectively:

Summary of Mortgage Servicing Rights

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Balance, beginning of period	$11,576	$9,966	$10,088	$9,952
Additions for new mortgage servicing rights capitalized	587	156	2,198	499
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(1,646)	(220)	(1,029)	675
Other(2)	221	(428)	(519)	(1,652)

Balance, end of period	$10,738	$9,474	$10,738	$9,474

Balance of loans serviced for others	$939,876	$877,648
MSR as a percentage of serviced loans	1.14%	1.08%

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2)	Represents changes due to collection/realization of expected cash flows over time.

As of September 30, 2008, we serviced residential mortgage loans for others with an aggregate outstanding principal balance of $939.9 million for which servicing assets have been recorded. Prior to the adoption of SFAS No.156 on January 1, 2007, the servicing asset recorded at the time of sale was amortized over the term of, and in proportion to, net servicing revenues. Subsequent to adoption, the mortgage servicing rights are adjusted to fair value quarterly with the change recorded in mortgage banking revenue.

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

GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS

At September 30, 2008, we had goodwill and other intangible assets of $723.1 million and $37.2 million, respectively, as compared to $723.3 million and $41.6 million, respectively, at year-end 2007. The goodwill recorded in connection with acquisitions represents the excess of the purchase price over the estimated fair value of the net assets acquired. A portion of the purchase price is allocated to the value other intangible assets such as the merchant servicing portfolio or core deposits, which included all deposits except certificates of deposit. The value of other intangible assets was determined by a third party based on the net present value of future cash flows for the merchant servicing portfolio and an analysis of the cost differential between the core deposits and alternative funding sources for the core deposit intangible.

We amortize other intangible assets on an accelerated or straight-line basis over an estimated ten to fifteen year life. Substantially all of the goodwill is associated with our community banking operations. We evaluate goodwill for possible impairment on a quarterly basis and determined no impairment should be recognized for the three and nine months ended September 30, 2008 and 2007.

DEPOSITS

Total deposits were $6.5 billion at September 30, 2008, a decrease of $95.7 million as compared to year-end 2007. Deposits decreased during the first two quarters of the year primarily due to reductions in deposits held by title and 1031 exchange companies—a result of the slowing real estate segment of our economy—and government agencies carrying lower balances. During the third quarter of 2008, total deposits increased $133.8 million, and core deposits (total deposits excluding time deposits greater than $100,000) increased $168.0 million. Management attributes this growth to ongoing business development and marketing efforts in our service markets. Information on average deposit balances and average rates paid is included under the Net Interest Income section of this report.

The following table presents the deposit balances by major category as of September 30, 2008 and December 31, 2007:

Deposits

(in thousands)

	September 30, 2008		December 31, 2007
	Amount	Percentage	Amount	Percentage
Non-interest bearing	$1,263,520	19%	$1,272,872	19%
Interest bearing demand	736,769	11%	820,122	12%
Savings and money market	2,441,535	39%	2,538,252	40%
Time, $100,000 or greater	1,118,501	17%	1,138,538	17%
Time, less than $100,000	933,346	14%	819,542	12%

Total	$6,493,671	100%	$6,589,326	100%

BORROWINGS

At September 30, 2008, the Bank had outstanding $52.2 million of securities sold under agreements to repurchase and $40.0 million of federal funds purchased. The Bank had outstanding term debt of $206.7 million at September 30, 2008. The $15.9 million increase in securities sold under agreements to repurchase and the $132.8 increase in Federal Home Loan Bank (“FHLB”) advances in the year were taken to offset the $29.5 million decrease in federal funds purchased and $95.7 million decrease of deposits. Advances from the FHLB amounted to $206.0 million of the total term debt and are secured by investment securities and residential mortgage loans. The FHLB advances outstanding at September 30, 2008 had fixed interest rates ranging from 3.07% to 7.44%. No amounts mature prior to December 31, 2008, and $130.0 million, or 63%, mature prior to December 31, 2009. Management expects continued use of FHLB advances as a source of short and long-term funding.

JUNIOR SUBORDINATED DEBENTURES

We had junior subordinated debentures with carrying values of $205.1 million and $236.4 million at September 30, 2008 and December 31, 2007, respectively. Umpqua early adopted SFAS No. 159 and selected the fair value measurement option for junior subordinated debentures not acquired through acquisitions and new junior subordinated debentures issued in 2007.

At September 30, 2008, approximately $219.6 million, or 95% of the total issued amount, had interest rates that are adjustable on a quarterly basis based on a spread over LIBOR. Interest expense for junior subordinated debentures has decreased for the three and nine months ended September 30, 2008, compared to the same periods in 2007. The increase in expense resulting from additional outstanding issued amounts has been more than offset by the decreases in short-term market interest rates and LIBOR. Although increases in short-term market interest rates will increase the interest expense for junior subordinated debentures, we believe that other attributes of our balance sheet will serve to mitigate the impact to net interest income on a consolidated basis.

All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of September 30, 2008, under guidance issued by the Board of Governors of the Federal Reserve System. Additional information regarding the terms of the junior subordinated debentures, including maturity/redemption dates, interest rates and the adoption of SFAS No. 159, is included in Note 5 of the Notes to Condensed Consolidated Financial Statements.

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

The Bank had available lines of credit with the FHLB totaling $1.2 billion at September 30, 2008 subject to certain collateral requirements. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $190.0 million at September 30, 2008. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. In the three and nine months ended September 30, 2008, the Bank paid the Company $15.0 million and $45.0 million in dividends to fund regular operations. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to fund its quarterly cash dividend distributions to shareholders and meet its ongoing cash obligations, which consist principally of debt service on the $230.1 million (issued amount) of outstanding junior subordinated debentures.

As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $106.9 million during the nine months ended September 30, 2008. The principal source of cash provided by operating activities was net income. Net cash of $122.3 million used in investing activities consisted principally of $183.1 million of net loan growth and purchases of investment securities available for sale of $404.3 million, offset by proceeds from investment securities of $465.1 million. The $9.9 million of cash used by financing activities primarily consisted of $345.0 million increase in term debt borrowings, and $15.9 million increase in securities sold under agreements to repurchase, offset by a $95.7 million decrease in net deposits, $29.5 million decrease in Federal funds purchased, repayment of $212.1 million in term debt borrowings, and $34.3 million in dividend payments.

Although we expect the Bank’s and the Company’s liquidity positions to remain satisfactory during 2008, it is possible that our deposit growth for 2008 may not be maintained at previous levels due to pricing pressure or, in order to generate deposit growth, our pricing may need to be adjusted in a manner that results in increased interest expense on deposits.

OFF-BALANCE-SHEET ARRANGEMENTS

Information regarding Off-Balance-Sheet Arrangements is included in Note 6 of the Notes to Condensed Consolidated Financial Statements.

CONCENTRATIONS OF CREDIT RISK

Information regarding Concentrations of Credit Risk is included in Note 6 of the Notes to Condensed Consolidated Financial Statements.

CAPITAL RESOURCES

Shareholders’ equity at September 30, 2008 was $1.2 billion, an increase of $7.1 million from December 31, 2007. The increase in shareholders’ equity during the nine months ended September 30, 2008 was principally due to the retention of $12.8 million, or approximately 27%, of net income for the nine month period, offset by unrealized losses on investment securities available for sale of $6.0 million (net of tax) and unrealized losses on investment securities held to maturity of $3.3 million (net of tax).

The following table shows Umpqua Holdings’ consolidated and Umpqua Bank capital adequacy ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a “well-capitalized” institution at September 30, 2008 and December 31, 2007:

(dollars in thousands)

	Actual		For Capital Adequacy purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2008:
Total Capital
(to Risk Weighted Assets)
Consolidated	$807,680	11.30%	$571,809	8.00%	$714,761	10.00%
Umpqua Bank	$775,421	10.86%	$571,213	8.00%	$714,016	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$718,328	10.05%	$285,902	4.00%	$428,853	6.00%
Umpqua Bank	$686,069	9.61%	$285,565	4.00%	$428,347	6.00%
Tier I Capital
(to Average Assets)
Consolidated	$718,328	9.48%	$303,092	4.00%	$378,865	5.00%
Umpqua Bank	$686,069	9.07%	$302,566	4.00%	$378,208	5.00%

As of December 31, 2007:
Total Capital
(to Risk Weighted Assets)
Consolidated	$771,855	10.89%	$567,019	8.00%	$708,774	10.00%
Umpqua Bank	$761,510	10.77%	$565,653	8.00%	$707,066	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$695,662	9.82%	$283,365	4.00%	$425,048	6.00%
Umpqua Bank	$685,317	9.70%	$282,605	4.00%	$423,907	6.00%
Tier I Capital
(to Average Assets)
Consolidated	$695,662	9.24%	$301,152	4.00%	$376,441	5.00%
Umpqua Bank	$685,317	9.12%	$300,578	4.00%	$375,722	5.00%

The following table presents cash dividends declared and dividend payout ratios (dividends declared per share divided by basic earnings per share) for the three and nine months ended September 30, 2008 and 2007:

Cash Dividends and Payout Ratios

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Dividend declared per share	$0.19	$0.19	$0.57	$0.55
Dividend payout ratio	90%	86%	72%	61%

On April 19, 2007, the Company announced an expansion of the Board of Director’s approved common stock repurchase plan, increasing the repurchase limit to 6.0 million shares and extending the plan’s expiration date from June 30, 2007 to June 30, 2009. As of September 30, 2008, a total of 1.5 million shares remained available for repurchase. No shares were repurchased under the repurchase plan during the third quarter of 2008. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings and our capital plan. In addition, our stock plans provide that option and restricted stock award holders may pay for the exercise price and tax withholdings in part or whole by tendering previously held shares.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of September 30, 2008 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.    Controls and Procedures

Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic SEC filings. The disclosure controls and procedures were last evaluated by management as of September 30, 2008.

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

Item 1A.    Risk Factors

Except as noted below, there have been no material changes to the risk factors as of September 30, 2008 from those presented in our Annual Report on Form 10-K for the year ended December 31, 2007.

Our banking and brokerage operations are subject to extensive government regulation that is expected to become more burdensome, increase our costs and make us less competitive compared to financial services firms that are not subject to the same regulation.

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

Federal and state governments could pass legislation responsive to current credit conditions.

We could experience higher credit losses because of federal or state legislation or regulatory action that reduces the amount the Bank’s borrowers are otherwise contractually required to pay under existing loan contracts. Also, we could experience higher credit losses because of federal or state legislation or regulatory action that limits the Bank’s ability to foreclose on property or other collateral or makes foreclosure less economically feasible.

We may be required to raise additional capital in the future, but that capital may not be available when it is needed, or it may only be available on unacceptable terms, which could adversely affect our financial condition and results of operations.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. However, if market conditions worsen significantly from those that we currently anticipate, or other unexpected events occur, we may in the future need to raise additional capital to maintain such levels and/or to support our growth.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we may not be able to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations and pursue our growth strategy could be materially impaired.

Conditions in the financial markets may limit our access to additional funding to meet our liquidity needs.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale or pledging as collateral of loans and other assets could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market down turn or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are nonspecific to us, such as severe disruption of the financial markets or negative use and expectations about the prospects for the financial services industry as a whole as evidenced by recent turmoil in the domestic and worldwide credit markets.

As a bank holding company that conducts substantially all of our operations through Umpqua Bank, our banking subsidiary, our ability to pay dividends, repurchase our shares or to repay our indebtedness depends upon liquid assets held by the holding company and the results of operations of our subsidiaries.

Umpqua Holdings Corporation is a separate and distinct legal entity from our subsidiaries and it receives substantially all of its revenue from dividends from Umpqua Bank. There are legal limitations on the extent to which the Bank may extend credit, pay dividends or otherwise supply funds to, or engage in transactions with, us. Our inability to receive dividends from the Bank would adversely affect our business, financial condition, results of operations and prospects.

Our net income depends primarily upon Umpqua Bank’s net interest income, which is the income that remains after deducting from total income generated by earning assets the expense attributable to the acquisition of the funds required to support earning assets (primarily interest paid on deposits). The amount of interest income is dependent on many factors including the volume of earning assets, the general level of interest rates, the dynamics of changes in interest rates and the levels of nonperforming loans. All of those factors affect the bank’s ability to pay dividends to the holding company.

Various statutory provisions restrict the amount of dividends the Bank can pay to us without regulatory approval. The Bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet the “adequately capitalized” level in accordance with regulatory capital requirements. It is also possible that, depending upon the financial condition of the Bank and other factors, regulatory authorities could assert that payment of dividends or other payments, including payments to us, is an unsafe or unsound practice. Under Oregon law, the Bank may not pay dividends in excess of unreserved retained earnings, deducting therefrom, to the extent not already charged against earnings or reflected in a reserve, the following: (1) all bad debts, which are debts on which interest is past due and unpaid for at least six months, unless the debt is fully secured and in the process of collection; (2) all other assets charged off as required by the Director of the Department of Consumer and Business Services or a state or federal examiner; and (3) all accrued expenses, interest and taxes of the institution.

There can be no assurance that recently enacted legislation authorizing the U.S. government to inject capital into financial institutions and purchase assets from financial institutions will help stabilize the U.S. financial system.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress on September 20, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, invest in preferred stock of financial institutions and purchase mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. There can be no assurance, however, as to the actual impact that the EESA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

Difficult market conditions have adversely affected our industry.

The capital and credit markets have been experiencing unprecedented volatility and disruption for more than twelve months. In recent weeks, the volatility and disruption has reached unprecedented levels. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

•

We expect to face increased regulation of our industry, including as a result of the EESA. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•

Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite our customers become less predictive of future behaviors.

•

The process we use to estimate losses inherent in our credit exposure requires difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans, which may no longer be capable of accurate estimation which may, in turn, impact the reliability of the process.

•

We may be required to pay significantly higher Federal Deposit Insurance Corporation premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

•	There may be downward pressure on our stock price.

•	Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions and government sponsored entities.

•	We may face increased competition due to intensified consolidation of the financial services industry.

If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Changes in accounting standards may impact how we report our financial condition and results of operations.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time the Financial Accounting Standards Board (“FASB”) changes the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in a restatement or prior period financial statements.

The value of securities in our investment securities portfolio may be negatively affected by continued disruptions in securities markets.

The market for some of the investment securities held in our portfolio has become extremely volatile over the past twelve months. Volatile market conditions may detrimentally affect the value of these securities, such as through reduced valuations due to the perception of heightened credit and liquidity risks. There can be no assurance that the declines in market value associated with these disruptions will not result in other than temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

Our wholesale funding sources may prove insufficient to replace deposits at maturity and support our future growth.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. As we continue to grow, we are likely to become more dependent on these sources, which include Federal Home Loan Bank advances, proceeds from the sale of loans and liquidity resources at the holding company. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs, and our profitability would be adversely affected.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)            Not Applicable

(b)            Not Applicable

(c)            The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2008:

Period	Total number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
7/1/08 - 7/31/08	17	$ 12.11	-	1,542,945
8/1/08 - 8/31/08	40	$ 14.66	-	1,542,945
9/1/08 - 9/30/08	1,596	$ 14.83	-	1,542,945

Total for quarter	1,653	$ 14.80	-

(1) Shares repurchased by the Company during the quarter consist of cancellation of 1,653 restricted shares to pay withholding taxes. During the three months ended September 30, 2008, no shares were tendered in connection with option exercises and no shares were repurchased pursuant to the Company’s publicly announced corporate stock repurchase plan described in (2) below.

(2) The repurchase plan, which was approved by the Board and announced in August 2003, originally authorized the repurchase of up to 1.0 million shares. The authorization was amended to increase the repurchase limit initially to 1.5 million shares and subsequently to 2.5 million shares. On April 19, 2007, the Company announced an expansion of the repurchase plan by increasing the repurchase limit to 6.0 million shares and extending the plan’s expiration date to June  30, 2009.

Item 3.    Defaults Upon Senior Securities

Not Applicable

Item 4.    Submissions of Matters to a Vote of Security Holders

(a)	Not Applicable

(b)	Not Applicable

(c)	Not Applicable

(d)	Not Applicable

Item 5.    Other Information

(a)	Effective September 16, 2008, the Company entered into amendments to the existing employment agreements with executive officers Brad Copeland and Dave Edson to provide that the term of each agreement was extended from September 15, 2008 to December 31, 2013. There were no other changes to those agreements. A form 8-K reporting those amendments was filed October 8, 2008.

(b)	Not Applicable

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

UMPQUA HOLDINGS CORPORATION
(Registrant)

Dated November 7, 2008	/s/ Raymond P. Davis
Raymond P. Davis
President and Chief Executive Officer

Dated November 7, 2008	/s/ Ronald L. Farnsworth
Ronald L. Farnsworth
Executive Vice President/Chief Financial Officer and
Principal Financial Officer

Dated November 7, 2008	/s/ Neal T. McLaughlin
Neal T. McLaughlin
Executive Vice President/Treasurer and
Principal Accounting Officer

EXHIBIT INDEX

Exhibit

3.1	(a) Restated Articles of Incorporation
3.2	(b) Bylaws, as amended
4.1	(c) Specimen Stock Certificate
10.1	(d) First Amendment to Employment Agreements dated effective September 16, 2008 between the Company and Brad Copeland and Dave Edson
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to Exhibit 3.1 to Form 10-Q filed August 7, 2006
(b)	Incorporated by reference to Exhibit 3.2 to Form 8-K filed April 22, 2008
(c)	Incorporated by reference to the Registration Statement on Form S-8 (No. 333-77259) filed April 28, 1999
(d)	Incorporated by reference to Exhibit 99.1 to Form 8-K filed October 8, 2008