Form 10-K
period 2008-12-31
UMPQUA HOLDINGS CORP
filed 2009-02-27
CIK 1077771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [ x ]  No  [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act. Check one:

Large Accelerated filer  [ x ]    Accelerated filer  [    ]    Non-accelerated filer  [    ]    Smaller reporting company  [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  [    ]  No  [ x ]

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2008, based on the closing price on that date of $12.13 per share, and 60,087,850 shares outstanding was $497,581,588. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded because those persons may be deemed affiliates.

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practical date:

The number of shares of the Registrant’s common stock (no par value) outstanding as of January 31, 2009 was 60,167,355.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2009 Annual Meeting of Shareholders of Umpqua Holdings Corporation are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

Umpqua Holdings Corporation

FORM 10-K CROSS REFERENCE INDEX

PART I

ITEM 1.    BUSINESS.

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. These statements may include statements that expressly or implicitly predict future results, performance or events. Statements other than statements of historical fact are forward-looking statements. You can find many of these statements by looking for words such as “anticipates,” “expects,” believes,” “estimates” and “intends” and words or phrases of similar meaning. We make forward-looking statements regarding projected sources of funds, adequacy of our allowance for loan and lease losses and provision for loan and lease losses, and subsequent charge-offs. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the control of Umpqua. Risks and uncertainties include those set forth in our filings with the SEC, Item 1A of this Annual Report and the following factors that might cause actual results to differ materially from those presented:

•	The ability to attract new deposits and loans and leases

•	Demand for financial services in our market areas

•	Competitive market pricing factors

•	Deterioration in economic conditions that could result in increased loan and lease losses

•	Risks associated with concentrations in real estate related loans

•	Market interest rate volatility

•	Stability of funding sources and continued availability of borrowings

•	Changes in legal or regulatory requirements or the results of regulatory examinations that could restrict growth

•	The ability to recruit and retain key management and staff

•	Risks associated with merger integration

•	Significant decline in the market value of the Company that could result in an impairment of goodwill

•	The ability to raise capital or incur debt on reasonable terms

•	Regulatory limits on the Bank’s ability to pay dividends to the Company

•	Effectiveness of the Emergency Economic Stabilization Act of 2008 (“EESA”) and other legislative and regulatory efforts to help stabilize the U.S. financial markets

•	Future legislative or administrative changes to the Capital Purchase Program enacted under EESA.

There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. For a more detailed discussion of some of the risk factors, see the section entitled “Risk Factors” below. We do not intend to update any factors or to publicly announce revisions to any of our forward-looking statements. You should consider any forward looking statements in light of this explanation, and we caution you about relying on forward-looking statements.

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

Umpqua Holdings Corporation

the SEC’s website at www.sec.gov. You may obtain copies of these reports, and any amendments, through our website at www.umpquaholdingscorp.com. These reports are available through our website as soon as reasonably practicable after they are filed electronically with the SEC. All of our SEC filings since November 14, 2002 are made available on our website within two days of filing with the SEC.

General Background

Prior to 2004, the Company’s footprint included the Portland metropolitan and Willamette Valley areas of Oregon along the I-5 corridor, southern Oregon, and the Oregon coast. During the third quarter of 2004, we completed the acquisition of Humboldt Bancorp, which at the time of acquisition had total assets of approximately $1.5 billion and 27 branches located throughout Northern California. On June 2, 2006, we completed the acquisition of Western Sierra Bancorp and its principal operating subsidiaries, Western Sierra Bank, Central California Bank, Lake Community Bank and Auburn Community Bank. At the time of the acquisition, Western Sierra Bancorp had total assets of approximately $1.5 billion and 31 branches located throughout Northern California. On April 26, 2007, we completed the acquisition of North Bay Bancorp and its principal operating subsidiary, The Vintage Bank, along with its Solano Bank division. At the time of the acquisition, North Bay Bancorp had total assets of approximately $727.6 million and 10 Northern California branches located in the Napa area and in the communities of St. Helena, American Canyon, Vacaville, Benecia, Vallejo and Fairfield. On January 16, 2009, the Washington Department of Financial Institutions closed the Bank of Clark County, Vancouver, Washington, and appointed the Federal Deposit Insurance Corporation (“FDIC”) as its receiver. The FDIC entered into a purchase and assumption agreement with Umpqua Bank to assume certain assets and the insured non-brokered deposit balances, representing two branches, at no premium.

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

Capitalize On Innovative Product Delivery System.    Our philosophy has been to develop an environment for the customer that makes the banking experience enjoyable. With this approach in mind, we have developed a unique store concept that offers “one-stop” shopping and includes distinct physical areas or boutiques, such as a “serious about service center,” an “investment opportunity center” and a “computer café,” which make the Bank’s products and services more tangible and accessible. In 2006, we introduced our “Neighborhood Stores” and in 2007, we introduced the Umpqua “Innovation Lab”. We expect to continue remodeling existing and acquired stores in metropolitan locations to further our retail vision.

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

Establish Strong Brand Awareness.    As a financial services retailer, we devote considerable resources to developing the “Umpqua Bank” brand. We promote the brand in advertising and merchandise bearing the Bank’s logo, such as mugs, tee-shirts, hats, umbrellas and bags of custom roasted coffee beans. The unique “look and feel” of our stores and our unique product displays help position us as an innovative, customer friendly retailer of financial products and services. We build consumer preference for our products and services through strong brand awareness. During 2005, we secured naming rights to the office tower in Portland, Oregon in which our administrative offices and main branch are now located. This downtown building now displays prominent illuminated signage with the Bank’s name and logo.

Use Technology to Expand Customer Base.    Although our strategy continues to emphasize superior personal service, we plan to expand user-friendly, technology-based systems to attract customers that may prefer to interact with their financial institution electronically. We offer technology-based services including voice response banking, debit cards, automatic payroll deposit programs, “ibank@Umpqua” online banking, bill pay and cash management, advanced function ATMs and an internet web site. We believe the availability of both traditional bank services and electronic banking services enhances our ability to attract a broader range of customers.

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

Marketing and Sales

Our goal of increasing our share of financial services in our market areas is driven by a marketing and sales plan with the following key components:

Media Advertising.    Over the past five years, we have introduced many comprehensive marketing campaigns aimed at strengthening the Umpqua Bank brand and heightening public awareness about our innovative delivery of financial products and services. The bank has been recognized nationally for its use of new media and unique approach. From programs like Umpqua’s Discover Local Music Project, Umpqua’s ice cream truck, the introduction of LocalSpace, a social networking site for businesses, to campaigns like “Umpquatize” and the “Lemonaire”, Umpqua is utilizing non traditional media channels and leveraging mass market media in new ways. In 2005 Umpqua dubbed the term “hand-shake marketing” to describe the company’s fresh approach to localized marketing.

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

Umpqua Holdings Corporation

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

Sales Culture.    Although a successful marketing program will attract customers to visit our stores, a sales environment and a well-trained sales team are critical to selling our products and services. We believe that our sales culture has become well established throughout the organization due to our unique facility designs and ongoing training of sales associates on all aspects of sales and service. We train our sales associates at our in-house training facility known as “The World’s Greatest Bank University” and pay commissions for the sale of the Bank’s products and services. This sales culture has helped transform us from a traditional community bank to a nationally recognized marketing company focused on selling financial products and services.

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

The Company has an agreement with Promontory Interfinancial Network that makes it possible to offer FDIC insurance to depositors in excess of the current deposit limits. This Certificate of Deposit Account Registry Service (“CDARS”) uses a deposit-matching program to distribute excess deposit balances across other participating banks. This product is designed to enhance our ability to attract and retain customers and increase deposits, by providing additional FDIC coverage to customers. Due to the nature of the placement of the funds, CDARS deposits are classified as “brokered deposits” by regulatory agencies.

Retail Brokerage Services.    Strand provides a full range of brokerage services including equity and fixed income products, mutual funds, annuities, options, retirement planning and money management services. Additionally, Strand offers life insurance, disability insurance and medical supplement policies. At December 31, 2008, Strand had 31 Series 7-licensed representatives serving clients at three stand-alone retail brokerage offices and “Investment Opportunity Centers” located in many Bank stores.

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

Commercial and Commercial Real Estate Loans.    We offer specialized loans for business and commercial customers, including accounts receivable and inventory financing, equipment loans, real estate construction loans and permanent financing and SBA program financing. Additionally, we offer specially designed loan products for small businesses through our Small Business Lending Center. Commercial real estate lending is a focus of our lending activities and a significant portion of our loan and lease portfolio consists of commercial real estate loans. We provide funding for income-producing real estate, though a substantial share of our commercial real estate loans are for owner-occupied projects of commercial loan customers and for borrowers we have financed for many years.

Residential Real Estate Loans.    Real estate loans are available for construction, purchase and refinancing of residential owner-occupied and rental properties. Borrowers can choose from a variety of fixed and adjustable rate options and terms. We sell most residential real estate loans that we originate into the secondary market.

Consumer Loans.    We provide loans to individual borrowers for a variety of purposes, including secured and unsecured personal loans, home equity and personal lines of credit and motor vehicle loans.

Market Area and Competition

The geographic markets we serve are highly competitive for deposits, loans and leases and retail brokerage services. We compete with traditional banking and thrift institutions, as well as non-bank financial service providers, such as credit unions, brokerage firms and mortgage companies. In our primary market areas of Oregon and Northern California, major banks and large regional banks generally hold dominant market share positions. By virtue of their larger capital bases, major banks and super-regional banks have significantly larger lending limits than we do and generally have more expansive branch networks. Competition also includes other commercial banks that are community-focused, some of which were recently formed as “de novo” institutions seeking to capitalize on any perceived marketplace void resulting from merger and acquisition consolidation. In some cases, the directors and key officers of de novo banks were previously associated with the Bank or banks acquired by Umpqua.

Our primary competitors also include non-bank financial services providers, such as credit unions, brokerage firms, insurance companies and mortgage companies. As the industry becomes increasingly dependent on and oriented toward technology-driven delivery systems, permitting transactions to be conducted by telephone, computer and the internet, such non-bank institutions are able to attract funds and provide lending and other financial services even without offices located in our primary service area. Some insurance companies and brokerage firms compete for deposits by offering rates that are higher than may be appropriate for the Bank in relation to its asset and liability management objectives. However, we offer a wide array of deposit products and believe we can compete effectively through rate-driven product promotions. We also compete with full service investment firms for non-bank financial products and services offered by Strand.

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

Many of our stores are located in markets that have experienced growth below statewide averages and the economy of Oregon is particularly sensitive to changes in the demand for forest and high technology products. With the completion of the Humboldt, Western Sierra and North Bay acquisitions, the Bank’s market area expanded to include most of Northern California. Like Oregon, some California stores are located in communities with growth rates that lag behind the state average. During the past several years, the States of Oregon and California have experienced some financial difficulties. To the extent the fiscal condition of state and local governments does not improve, there could be an adverse effect on business conditions in the affected state that would negatively impact the prospects for the Bank’s operations located there.

The current adverse economic conditions, driven by a slowdown in the housing industry, has primarily been focused in our Northern California region and Central Oregon market. A continued downturn in the residential real estate construction and development sector could further negatively impact our operations in these markets, and could widen to impact the other markets we serve.

Umpqua Holdings Corporation

The following table presents the Bank’s market share percentage for total deposits as of June 30, 2008, in each county where we have operations. The table also indicates the ranking by deposit size in each market. All information in the table was obtained from SNL Financial of Charlottesville, Virginia, which compiles deposit data published by the FDIC as of June 30, 2008 and updates the information for any bank mergers completed subsequent to the reporting date.

Oregon
County	Market Share	Market Rank	Number of Stores
Benton	7.3%	6	1
Clackamas	2.8%	8	5
Coos	35.7%	1	5
Curry	14.4%	3	1
Deschutes	3.1%	10	5
Douglas	57.8%	1	10
Jackson	12.4%	3	9
Josephine	15.5%	1	5
Lane	17.7%	1	9
Lincoln	10.8%	3	2
Linn	11.9%	4	3
Marion	5.9%	7	3
Multnomah	2.3%	7	11
Washington	3.9%	9	3

California
County	Market Share	Market Rank	Number of Stores
Amador	4.4%	7	1
Butte	2.4%	8	3
Calaveras	21.2%	2	4
Colusa	32.0%	1	2
Contra Costa	0.2%	24	1
El Dorado	8.8%	4	5
Glenn	26.7%	3	2
Humboldt	25.0%	1	7
Lake	12.1%	4	2
Mendocino	2.4%	8	1
Napa	10.7%	3	7
Placer	8.4%	3	9
Sacramento	0.6%	19	6
San Joaquin	0.4%	20	1
Shasta	2.4%	8	1
Solano	4.6%	8	4
Stanislaus	0.5%	18	2
Sutter	13.0%	4	2
Tehama	15.7%	3	2
Trinity	28.5%	2	1
Tuolumne	11.3%	3	5
Yolo	2.1%	11	1
Yuba	22.9%	3	2

Washington
County	Market Share	Market Rank	Number of Stores
Clark	3.5%	8	3
King	0.1%	46	2

Lending and Credit Functions

The Bank makes both secured and unsecured loans to individuals and businesses. At December 31, 2008, real estate construction/development, real estate mortgage, commercial real estate, commercial/industrial, and consumer/other loans represented approximately 15%, 11%, 53%, 20% and 1%, respectively, of the total loan and lease portfolio.

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

Allowance for Loan and Lease Losses (“ALLL”) Methodology

The Bank performs regular credit reviews of the loan and lease portfolio to determine the credit quality and adherence to underwriting standards. When loans and leases are originated, they are assigned a risk rating that is reassessed periodically during the term of the loan through the credit review process. The Company’s risk rating methodology assigns risk ratings ranging from 1 to 10, where a higher rating represents higher risk. The 10 risk rating categories are a primary factor in determining an appropriate amount for the allowance for loan and lease losses. The Bank has a management ALLL Committee, which is responsible for, among other things, regularly reviewing the ALLL methodology, including loss factors, and ensuring that it is designed and applied in accordance with generally accepted accounting principles. The ALLL Committee reviews and approves loans and leases recommended for impaired status. The ALLL Committee also approves removing loans and leases from impaired status. The Bank’s Audit and Compliance Committee provides board oversight of the ALLL process and reviews and approves the ALLL methodology on a quarterly basis.

Each risk rating is assessed an inherent credit loss factor that determines the amount of the allowance for loan and lease losses provided for that group of loans and leases with similar risk rating. Credit loss factors may vary by region based on management’s belief that there may ultimately be different credit loss rates experienced in each region.

Regular credit reviews of the portfolio also identify loans that are considered potentially impaired. Potentially impaired loans are referred to the ALLL Committee which reviews and approves designated loans as impaired. A loan is considered impaired when based on current information and events, we determine that we will probably not be able to collect all amounts due according to the loan contract, including scheduled interest payments. When we identify a loan as impaired, we measure the impairment using discounted cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of the collateral, less selling costs, instead of discounted cash flows. If we determine that the value of the impaired loan is less than the recorded investment in the loan, we either recognize an impairment reserve as a specific component to be provided for in the allowance for loan and lease losses or charge-off the impaired balance on collateral dependent loans if it is determined that such amount represents a confirmed loss. The combination of the risk rating-based allowance component and the impairment reserve allowance component lead to an allocated allowance for loan and lease losses.

The Bank may also maintain an unallocated allowance amount to provide for other credit losses inherent in a loan and lease portfolio that may not have been contemplated in the credit loss factors. This unallocated amount generally comprises less than 5% of the allowance, but may be maintained at higher levels during times of deteriorating economic conditions characterized by falling real estate values. The unallocated amount is reviewed periodically based on trends in credit losses, the results of credit reviews and overall economic trends. As of December 31, 2008, the unallocated allowance amount represented 9% of the allowance.

Umpqua Holdings Corporation

Management believes that the ALLL was adequate as of December 31, 2008. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

Employees

As of December 31, 2008, we had a total of 1,700 full-time equivalent employees. None of the employees are subject to a collective bargaining agreement and management believes its relations with employees to be good. Umpqua Bank was named #34 on Fortune magazine’s 2009 list of “100 Best Companies to Work For”, #13 on the 2008 list and #34 on the 2007 list. Information regarding employment agreements with our executive officers is contained in Item 11 below, which item is incorporated by reference to our proxy statement for the 2009 annual meeting of shareholders.

Government Policies

The operations of our subsidiaries are affected by state and federal legislative changes and by policies of various regulatory authorities. These policies include, for example, statutory maximum legal lending rates, domestic monetary policies of the Board of Governors of the Federal Reserve System, United States fiscal policy, and capital adequacy and liquidity constraints imposed by federal and state regulatory agencies. Congress enacted the Emergency Economic Stabilization Act of 2008 (“EESA”), which granted significant authority to the U.S. Department of the Treasury (the “Treasury”) to invest in financial institutions, guarantee debt, buy troubled assets and take other action designed to stabilize financial markets. In November 2008, the Company closed a transaction under the Capital Purchase Program (“CPP”) in which the Company issued 214,181 shares of cumulative preferred stock to the Treasury and issued a warrant to purchase 2,221,795 shares of common stock at $14.46 per share in exchange for $214,181,000. Agreements executed in connection with the CPP transaction place restrictions on compensation payable to senior executive officers and provide that the Company may not declare dividends that exceed $0.19 per common share per quarter without Treasury’s prior written consent. Federal and state governments have been actively legislating responses to the financial market crisis that unfolded in 2008 and those legislative and regulatory activities are expected to continue for the foreseeable future. As this report is written, federal legislation and regulations have been proposed that would change the terms of our CPP transaction.

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

The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of financial institutions within its jurisdiction, the FDIC evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or new facility. A less than “Satisfactory” rating would result in the suspension of any growth of the Bank through acquisitions or opening de novo branches until the rating is improved. As of the most recent CRA examination in December 2007, the Bank’s CRA rating was “Satisfactory.”

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

Federal Deposit Insurance.    The Federal Deposit Insurance Reform Act of 2005 (“Reform Act”), enacted in February 2006, increased the deposit insurance limit for certain retirement plan deposit accounts from $100,000 to $250,000. The basic insurance limit for other deposits, including individuals, joint account holders, businesses, government entities, and trusts, remained at $100,000. The Reform Act also provided for the merger of the two deposit insurance funds administered by the FDIC, the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”), into the Deposit Insurance Fund (“DIF”). The FDIC effectuated the merger of the BIF and the SAIF into the DIF as of March 31, 2006. As a result of the merger of the funds, the BIF and the SAIF were abolished.

On October 3, 2008, the EESA temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The basic deposit insurance limit will return to $100,000 after December 31, 2009.

On November 21, 2008, the FDIC approved the final ruling establishing the Transaction Account Guarantee Program (“TAGP”) as part of the Temporary Liquidity Guarantee Program (“TLGP”). Under this program, effective immediately and through December 31, 2009, all non-interest bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. This unlimited coverage also extends to NOW (interest-bearing deposit accounts) earning an interest rate no greater

Umpqua Holdings Corporation

than .50% and all IOLTAs (lawyers’ trust accounts). Coverage under the TAGP, funded through insurance premiums paid by participating financial institutions, is in addition to and separate from the additional coverage announced under EESA. Umpqua has elected to participate in the TAGP program.

The amount of FDIC assessments paid by each member institution is based on its relative risk of default as measured by regulatory capital levels, regulatory examination ratings and other factors. The Reform Act created a new system and assessment rate schedule to calculate an institution’s assessment. The new base assessment rates per the Reform Act range from $0.02 to $0.40 per $100 of deposits annually. The FDIC may increase or decrease the assessment rate schedule five basis points (annualized) higher or lower than the base rates in order to manage the DIF to prescribed statutory target levels. For 2007 the effective assessment amounts were $0.03 above the base rate amounts. Assessment rates for well managed, well capitalized institutions ranged from $0.05 to $0.07 per $100 of deposits annually. The Bank’s assessment rate for 2008 fell within this range. In 2007, the FDIC issued one-time assessment credits that could be used to offset this expense. The Bank’s credit was fully utilized in 2007 and covered the majority of that year’s assessment. The Bank did not have any remaining credit to offset assessments in 2008. Further increases in the assessment rate could have a material adverse effect on our earnings, depending upon the amount of the increase.

In December of 2008, the FDIC adopted a rule that would further amend the system for risk-based assessments and change assessment rates in attempts to restore targeted reserve ratios in the DIF. Effective January 1, 2009, the risk-based assessment rates will be uniformly raised seven basis points (annualized). Furthermore, the FDIC has proposed additional modifications to the assessment system by requiring riskier institutions pay a larger share of the assessment. Characteristics of riskier institutions may include institutions with a significant reliance on secured liabilities or brokered deposits, particularly when combined with rapid asset growth. The proposal would also provide incentives for institutions to hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 capital. These changes would be effective beginning April 1, 2009.

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

Dividends.    Under the Oregon Bank Act and the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the Bank is subject to restrictions on the payment of cash dividends to its parent company. Dividends paid by the Bank provide substantially all of Umpqua’s (as a stand-alone parent company) cash flow. A bank may not pay cash dividends if that payment would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. In addition, under the Oregon Bank Act, the amount of the dividend may not be greater than net unreserved retained earnings, after first deducting to the extent not already charged against earnings or reflected in a reserve, all bad debts, which are debts on which interest is unpaid and past due at least six months; all other assets charged-off as required by the Oregon Director or state or federal examiner; and all accrued expenses, interest and taxes. In addition, state and federal regulatory authorities are authorized to prohibit banks and holding companies from paying dividends that would constitute an unsafe or unsound banking practice.

The agreements that we executed with the Treasury in connection with the CPP transaction provide that the Company may not pay dividends on, repurchase, or redeem any other class of stock unless we are current in the payment of all dividends on the preferred stock issued to Treasury. Furthermore, the agreement provides that we may not pay quarterly cash dividends on the Company’s common stock in excess of $0.19 per share without Treasury’s prior written consent, for as long as the preferred stock is outstanding.

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

FDICIA requires federal banking regulators to take “prompt corrective action” with respect to a capital-deficient institution, including requiring a capital restoration plan and restricting certain growth activities of the institution. Umpqua could be required to guarantee any such capital restoration plan required of the Bank if the Bank became undercapitalized. Pursuant to FDICIA, regulations were adopted defining five capital levels: well capitalized, adequately capitalized, undercapitalized, severely undercapitalized and critically undercapitalized. Under the regulations, the Bank is considered “well capitalized” as of December 31, 2008.

Federal and State Regulation of Brokers.    Strand Atkinson Williams & York, Inc. is a fully disclosed introducing broker dealer clearing through First Clearing LLC. Strand is regulated by the Financial Industry Regulatory Authority (“FINRA”) and has deposits insured through the Securities Investors Protection Corp (“SIPC”) as well as third party insurers. FINRA performs regular examinations of the firm that include reviews of policies, procedures, recordkeeping, trade practices, and customer protection as well as other inquiries.

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

Umpqua Holdings Corporation

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

The Sarbanes-Oxley Act provides for, among other things:

•	prohibition on personal loans by Umpqua to its directors and executive officers except loans made by the Bank in accordance with federal banking regulations;

•	independence requirements for Board audit committee members and our auditors;

•	certification of Exchange Act reports by the chief executive officer, chief financial officer and principal accounting officer;

•	disclosure of off-balance sheet transactions;

•	expedited reporting of stock transactions by insiders; and

•	increased criminal penalties for violations of securities laws.

The Sarbanes-Oxley Act also requires:

•	management to establish, maintain and evaluate disclosure controls and procedures;

•	management to report on its annual assessment of the effectiveness of internal controls over financial reporting;

•	our external auditor to attest to the effectiveness of internal controls over financial reporting.

The SEC has adopted regulations to implement various provisions of the Sarbanes-Oxley Act, including disclosures in periodic filings pursuant to the Exchange Act. Also, in response to the Sarbanes-Oxley Act, NASDAQ adopted new standards for listed companies. In 2004, the Sarbanes-Oxley Act substantially increased our reporting and compliance expenses.

Emergency Economic Stabilization Act of 2008 (EESA).    This act granted broad powers to the U.S. Treasury, the FDIC, and the Federal Reserve to stabilize the financial markets under the following programs:

•	the Capital Purchase Program allocated $250 billion to Treasury to purchase senior preferred shares and warrants to purchase commons stock from approved financial institutions;

•

the Troubled Asset Purchase Program allocated $250 billion to Treasury to purchase troubled assets from financial institutions, with Treasury to also receive securities issued by participating institutions;

•

the Temporary Liquidity Guaranty Program (“TLGP”) authorized the FDIC to insure newly issued senior unsecured debt and insure the total balance in non-interest bearing transactional deposit accounts of those institutions who elect to participate;

•

the Commercial Paper and Money Market Investor Funding Facilities authorized the Federal Reserve Bank of New York to purchase rated commercial paper from U.S. companies and to purchase money market instruments from U.S. money market mutual funds.

The Company is participating in the Capital Purchase Program and the Transaction Account Guarantee Program under the TLGP.

Umpqua Holdings Corporation

ITEM 1A.    RISK FACTORS.

The following summarizes certain risks that management believes are specific to our business. This should not be viewed as including all risks that face the Company.

A large percentage of our loan portfolio is secured by real estate, in particular commercial real estate. Continued deterioration in the real estate market or other segments of our loan portfolio would lead to additional losses which could have a material adverse effect on our business, financial condition and results of operations.

Approximately 79% of our loan portfolio is secured by real estate, the majority of which is commercial real estate. As a result increased levels of commercial and consumer delinquencies and declining real estate values, we have experienced increasing levels of net charge-offs and allowances for loan and lease reserves. Continued increases in commercial and consumer delinquency levels or continued declines in real estate market values would require increased net charge-offs and increases in the allowance for loan and lease losses, which could have a material adverse effect on our business, financial condition and results of operations and prospects.

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

Interest rate volatility and credit risk adjusted rate spreads may impact our financial assets and liabilities measured at fair value, particularly the fair value of our junior subordinated debentures.

The widening of the credit risk adjusted rate spreads on potential new issuances above our contractual spreads and recent reductions in three month LIBOR rates have contributed to positive fair value adjustments in our junior subordinated debentures carried at fair value. Conversely, contractions in future credit risk adjusted rate spreads on potential new issuances relative to the December 31, 2008 market rate spread that was utilized to measure the fair value of our junior subordinated debentures, or future increases to the three month LIBOR, will result in negative fair value adjustments.

Difficult market conditions have adversely affected and may continue to have an adverse affect on our industry.

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

•

The process we use to estimate losses inherent in our loan portfolio requires difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans, which may no longer be capable of accurate estimation which may, in turn, impact the reliability of the process.

•

We will be required to pay significantly higher Federal Deposit Insurance Corporation premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

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

Umpqua Holdings Corporation

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

Various statutory provisions restrict the amount of dividends the Bank can pay to us without regulatory approval. The Bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet the “adequately capitalized” level in accordance with regulatory capital requirements. It is also possible that, depending upon the financial condition of the Bank and other factors, regulatory authorities could assert that payment of dividends or other payments, including payments to us, is an unsafe or unsound practice. Under Oregon law, the Bank may not pay dividends in excess of unreserved retained earnings, deducting therefrom, to the extent not already charged against earnings or reflected in a reserve, the following: (1) all bad debts, which are debts on which interest is past due and unpaid for at least six months, unless the debt is fully secured and in the process of collection; (2) all other assets charged-off as required by the Director of the Department of Consumer and Business Services or a state or federal examiner; and (3) all accrued expenses, interest and taxes of the institution.

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

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”). The legislation was enacted in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. Pursuant to EESA, the U.S. Treasury has the authority to, among other things, invest in preferred stock of financial institutions and purchase mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. There can be no assurance, however, as to the actual impact that EESA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of EESA and any subsequent legislation to stabilize the financial markets and a continued worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

Because of our participation in the Troubled Asset Relief Program, we are subject to several restrictions including restrictions on our ability to declare or pay dividends and repurchase our shares as well as restrictions on compensation paid to our executives.

On November 14, 2008, in exchange for an aggregate purchase price of $214,181,000, we issued and sold to the Treasury, pursuant to the TARP Capital Purchase Program, the following (i) 214,181 shares of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value per share and liquidation preference $1,000 per share and (ii) a warrant to purchase up to 2,221,795 shares of our common stock, no par value per share. Pursuant to the terms of the Securities Purchase Agreement, our ability to declare or pay dividends on any of our shares is limited. Specifically, we are unable to declare dividend payments on common, junior preferred or pari passu preferred shares if we are in arrears on the dividends on the Fixed Rate Cumulative Perpetual Preferred Stock. Further, we are not permitted to increase dividends on our common stock above the amount of the last quarterly cash dividend per share declared prior to October 14, 2008 without the Treasury’s approval until the third anniversary of the investment unless all of the Fixed Rate Cumulative Perpetual Preferred Stock has been redeemed or transferred. In addition, our ability to repurchase our shares is restricted. The Treasury’s consent generally is required for us to make any stock repurchase until the third anniversary of the investment by the Treasury unless all of the Fixed Rate Cumulative Perpetual Preferred Stock has been redeemed or transferred. Further, common, junior preferred or pari passu preferred shares may not be repurchased if we are in arrears on the Fixed Rate Cumulative Perpetual Preferred Stock dividends.

In addition, pursuant to the terms of the Securities Purchase Agreement, we adopted the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds the equity issued pursuant to the Securities Purchase Agreement, including the common stock which may be issued pursuant to the warrant. These standards generally apply to our Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers. The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive. [In particular, the change to the deductibility limit on executive compensation will likely increase the overall cost of our compensation programs in future

Umpqua Holdings Corporation

periods. Since the warrant has a ten year term, we could potentially be subject to the executive compensation and corporate governance restrictions for a ten year time period.]

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

The financial services industry is highly competitive.

We face pricing competition for loans and deposits. We also face competition with respect to customer convenience, product lines, accessibility of service and service capabilities. Our most direct competition comes from other banks, brokerages, mortgage companies and savings institutions. We also face competition from credit unions, government-sponsored enterprises, mutual fund companies, insurance companies and other non-bank businesses. This significant competition in attracting and retaining deposits and making loans as well as in providing other financial services throughout our market area may impact future earnings and growth.

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

The market for some of the investment securities held in our portfolio has become extremely volatile over the past twelve months. Volatile market conditions may detrimentally affect the value of these securities, such as through reduced valuations due to the perception of heightened credit and liquidity risks. There can be no assurance that the declines in market value associated with these disruptions will not result in other-than-temporary or permanent impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

The volatility of our mortgage banking business can adversely affect earnings if our mitigating strategies are not successful.

Changes in interest rates greatly affect the mortgage banking business. One of the principal risks in this area is prepayment of mortgages and the consequent detrimental effect on the value of mortgage servicing rights (“MSR”). We may employ hedging strategies to mitigate this risk but if the hedging decisions and strategies are not successful, our net income could be adversely affected. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Mortgage Servicing Rights” in Item 7 of this report.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

Umpqua Holdings Corporation

ITEM 2.    PROPERTIES.

The executive offices of Umpqua are located at One SW Columbia Street in Portland, Oregon in office space that is leased. The main office of Strand is located at 200 SW Market Street in Portland, Oregon in office space that is leased. The Bank owns its main office located in Roseburg, Oregon. At December 31, 2008, the Bank conducted Community Banking activities at 148 locations, including 4 limited service facilities, in Northern California, Oregon and Washington along the I-5 corridor; in Bend, Oregon; along the Northern California and Oregon Coasts; and in Bellevue, Washington, of which 53 are owned and 95 are leased under various agreements. As of December 31, 2008, the Bank also operated 15 facilities for the purpose of administrative and other functions, such as back-office support or non-deposit taking Commercial Banking Centers, of which three are owned and 12 are leased. All facilities are in a good state of repair and appropriately designed for use as banking or administrative office facilities. As of December 31, 2008, Strand leased three stand-alone offices from unrelated third parties and also leased space in 11 Bank stores under lease agreements that are based on market rates.

Additional information with respect to owned premises and lease commitments is included in Notes 6 and 17, respectively, of the Notes to Consolidated Financial Statements in Item 8 below.

ITEM 3.    LEGAL PROCEEDINGS.

Because of the nature of our business, we are involved in legal proceedings in the regular course of business. At this time, we do not believe that there is active or pending litigation the unfavorable outcome of which would result in a material adverse change to our financial condition, results of operations or cash flows.

See Part II, Item 7, Non-Interest Expense for a discussion of the Company’s involvement in litigation pertaining to Visa, Inc.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

No matters were submitted to the shareholders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2008.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Our Common Stock is traded on the NASDAQ Global Select Market under the symbol “UMPQ.” As of December 31, 2008, there were 100,000,000 common shares authorized for issuance. The following table presents the high and low sales prices of our common stock for each period, based on inter-dealer prices that do not include retail mark-ups, mark-downs or commissions, and cash dividends declared for each period:

Quarter Ended	High	Low	Cash Dividend Per Share
December 31, 2008	$18.40	$10.14	$0.05
September 30, 2008	$23.10	$8.57	$0.19
June 30, 2008	$16.97	$11.43	$0.19
March 31, 2008	$17.06	$12.00	$0.19

December 31, 2007	$20.95	$14.15	$0.19
September 30, 2007	$24.80	$18.52	$0.19
June 30, 2007	$27.00	$23.27	$0.18
March 31, 2007	$30.00	$25.39	$0.18

As of January 31, 2009, our common stock was held by approximately 5,100 shareholders of record, a number that does not include beneficial owners who hold shares in “street name”, or shareholders from previously acquired companies that have not exchanged their stock. At December 31, 2008, a total of 1.8 million stock options, 216,000 shares of restricted stock and 301,000 restricted stock units were outstanding. Additional information about stock options, restricted stock and restricted stock units is included in Note 20 of the Notes to Consolidated Financial Statements in Item 8 below and in Item 12 below.

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

In connection with the issuance and sale of preferred stock in the fourth quarter of 2008, the Company entered into a Letter Agreement including the Securities Purchase Agreement – Standard Terms (the “Agreement”) with the U.S. Treasury. The Agreement contains certain limitations on the payment of quarterly cash dividends on the Company’s common stock in excess of $0.19 per share, and on the Company’s ability to repurchase its common stock. The preferred stock has no maturity date and ranks senior to our common stock with respect to the payment of dividends and distribution of amounts payable upon liquidation, dissolution and winding up of the Company. The preferred has no general voting or participation rights, and no sinking fund requirements. In the event dividends on the preferred stock are not paid full for six dividend periods, whether or not consecutive, the preferred stock holders will have the right to elect two directors. Additional information about the preferred stock is included in Note 19 of the Notes to Consolidated Financial Statements in Item 8 below.

During the first, second and third quarters of 2008, Umpqua’s Board of Directors declared a quarterly cash dividend of $0.19 per share. For the fourth quarter of 2008, the Board declared a quarterly cash dividend of $0.05. This decrease was made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth. We expect that the dividend rate will be reassessed on a quarterly basis by the Board of Directors in accordance with the dividend policy. Such dividends are subject to the restrictions described in the preceding paragraph.

We have a dividend reinvestment plan that permits shareholder participants to purchase shares at the then-current market price in lieu of the receipt of cash dividends. Shares issued in connection with the dividend reinvestment plan are purchased in open market transactions.

Umpqua Holdings Corporation

Equity Compensation Plan Information

The following table sets forth information about equity compensation plans that provide for the award of securities or the grant of options to purchase securities to employees and directors of Umpqua, its subsidiaries and its predecessors by merger that were in effect at December 31, 2008.

(shares in thousands)

	Equity Compensation Plan Information

	(A	)	(B	)	(C	)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights(4)		Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column(A)
Equity compensation plans approved by security holders
2003 Stock Incentive Plan(1)	1,065		$18.92		635
2007 Long Term Incentive Plan(2)	301		—		699
Other(3)	792		$11.43		—

Total	2,158		$15.66		1,334
Equity compensation plans not approved by security holders	—		—		—

Total	2,158		$15.66		1,334

(1)	At Umpqua’s 2007 Annual Meeting, shareholders approved an amendment to the 2003 Stock Incentive Plan. The plan authorized the issuance of two million shares of stock through awards of incentive stock options, nonqualified stock options or restricted stock grants, provided awards of stock options and restricted stock grants under the 2003 Stock Incentive Plan, when added to options outstanding under all other plans, are limited to a maximum 10% of the outstanding shares on a fully diluted basis.

(2)	At Umpqua’s 2007 Annual Meeting, shareholders approved a 2007 Long Term Incentive Plan. The plan authorized the issuance of one million shares of stock through awards of performance-based restricted stock unit grants to executive officers. Target grants of 111,000 and maximum grants of 194,000 were approved to be issued in 2007 and target grants of 105,000 and maximum grants of 183,000 were approved to be issued in 2008 under this plan. During 2008, 76,000 units forfeited upon the retirement of an executive. As of December 31, 2008 172,000 restricted stock units are expected to vest if the current estimate of performance-based targets is satisfied, and would result in 828,000 securities available for future issuance.

(3)	Includes other Umpqua stock plans and stock plans assumed through previous mergers. Includes 24,000 shares issued under North Bay Bancorp’s stock option plans, having a weighted average exercise price of $17.17. Includes 86,000 shares issued under Western Sierra Bancorp’s stock option plans, having a weighted average exercise price of $16.24. Includes 362,000 shares issued under all other previously acquired companies’ stock option plans, having a weighted average exercise price of $7.46 per share.

(4)	Weighted average exercise price is based solely on securities with an exercise price.

(b)	Not applicable.

(c) The following table provides information about repurchases of common stock by the Company during the quarter ended December 31, 2008:

Period	Total number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
10/1/08 - 10/31/08	211	$13.63	—	1,542,945
11/1/08 - 11/30/08	—	$—	—	1,542,945
12/1/08 - 12/31/08	121	$10.86	—	1,542,945

Total for quarter	332	$12.62	—

(1)	Shares repurchased by the Company during the quarter consist of cancellation of 332 restricted shares to pay withholding taxes. There were no shares tendered in connection with option exercises and no shares were repurchased pursuant to the Company’s publicly announced corporate stock repurchase plan described in (2) below.

(2)	The Company’s share repurchase plan, which was approved by the Board and announced in August 2003, originally authorized the repurchase of up to 1.0 million shares. Prior to 2007, the authorization was amended to increase the repurchase limit to 2.5 million shares. On April 19, 2007, the Company announced an expansion of the Board approved common stock repurchase plan, increasing the repurchase limit to 6.0 million shares and extending the plan’s expiration date from June 30, 2007 to June 30, 2009. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, our capital plan, and are subject to certain limitations resulting from the Company’s participation in the TARP Capital Purchase Program, as described in Note 19 in the Notes to Consolidated Financial Statements in Item 8 of this report.

The Company repurchased no shares under the repurchase plan in 2008 as compared to 4.0 million shares in 2007. The 2003 Stock Incentive Plan and other stock plans we administer provide for the payment of the option exercise price or withholding taxes by tendering previously owned or recently vested shares. During the years ended December 31, 2008 and 2007, 263 and 42,762 shares were tendered in connection with option exercises, respectively. Restricted shares cancelled to pay withholding taxes totaled approximately 7,936 and 3,830 shares during the years ended December 31, 2008 and 2007, respectively.

Umpqua Holdings Corporation

STOCK PERFORMANCE GRAPH

The following chart, which is furnished not filed, compares the yearly percentage changes in the cumulative shareholder return on our common stock during the five fiscal years ended December 31, 2008, with (i) the Total Return Index for Nasdaq Bank Stocks (ii) the Total Return Index for The Nasdaq Stock Market (U.S. Companies) and (iii) the Standard and Poor’s 500. This comparison assumes $100.00 was invested on December 31, 2003, in our common stock and the comparison indices, and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. Price information from December 31, 2003 to December 31, 2008, was obtained by using the Nasdaq closing prices as of the last trading day of each year.

	Period Ending
	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
Umpqua Holdings Corporation	$100.00	$122.47	$140.36	$147.89	$79.88	$78.67
Nasdaq Bank Stocks	$100.00	$110.99	$106.18	$117.87	$91.85	$69.88
Nasdaq U.S.	$100.00	$108.59	$110.08	$120.56	$132.39	$78.72
S&P 500	$100.00	$110.88	$116.33	$134.70	$142.10	$89.53

ITEM 6.    SELECTED FINANCIAL DATA.

Umpqua Holdings Corporation

Annual Financial Trends

(in thousands, except per share data)

	2008	2007	2006	2005	2004
Interest income	$442,546	$488,392	$405,941	$282,276	$198,058
Interest expense	152,239	202,438	143,817	72,994	40,371

Net interest income	290,307	285,954	262,124	209,282	157,687
Provision for loan and lease losses	107,678	41,730	2,552	2,468	7,321
Non-interest income	98,805	64,825	53,597	47,782	41,373
Non-interest expense	207,275	210,800	177,176	146,794	119,582
Goodwill impairment	982	—	—	—	—
Merger-related expense	—	3,318	4,773	262	5,597

Income before income taxes	73,177	94,931	131,220	107,540	66,560
Provision for income taxes and discontinued operations	22,133	31,663	46,773	37,805	23,270

Income from continuing operations	51,044	63,268	84,447	69,735	43,290
Income from discontinued operations, net of tax	—	—	—	—	3,876

Net income	51,044	63,268	84,447	69,735	47,166
Preferred stock dividends	1,620	—	—	—	—

Net income available to common shareholders	$49,424	$63,268	$84,447	$69,735	$47,166

YEAR END
Assets	$8,597,550	$8,340,053	$7,344,236	$5,360,639	$4,873,035
Earning assets	7,483,343	7,146,841	6,287,202	4,636,334	4,215,927
Loans and leases	6,131,374	6,055,635	5,361,862	3,921,631	3,467,904
Deposits	6,588,935	6,589,326	5,840,294	4,286,266	3,799,107
Term debt	206,531	73,927	9,513	3,184	88,451
Junior subordinated debentures, at fair value	92,520	131,686	—	—	—
Junior subordinated debentures, at amortized cost	103,655	104,680	203,688	165,725	166,256
Common shareholders’ equity	1,284,830	1,239,938	1,156,211	738,261	687,613
Total shareholders’ equity	1,487,008	1,239,938	1,156,211	738,261	687,613
Common shares outstanding	60,146	59,980	58,080	44,556	44,211

AVERAGE
Assets	$8,342,005	$7,897,568	$6,451,660	$5,053,417	$3,919,985
Earning assets	7,215,001	6,797,834	5,569,619	4,353,696	3,392,475
Loans and leases	6,118,540	5,822,907	4,803,509	3,613,257	2,679,576
Deposits	6,459,576	6,250,521	5,003,949	4,002,153	3,090,497
Term debt	194,312	57,479	58,684	31,161	101,321
Junior subordinated debentures	226,349	221,833	187,994	165,981	130,644
Common shareholders’ equity	1,254,730	1,222,628	970,394	711,765	490,724
Total shareholders’ equity	1,281,220	1,222,628	970,394	711,765	490,724
Basic common shares outstanding	60,084	59,828	52,311	44,438	35,804
Diluted common shares outstanding	60,433	60,428	53,050	45,011	36,345

PER COMMON SHARE DATA
Basic earnings	$0.82	$1.06	$1.61	$1.57	$1.32
Diluted earnings	0.82	1.05	1.59	1.55	1.30
Basic earnings—continuing operations	0.82	1.06	1.61	1.57	1.21
Diluted earnings—continuing operations	0.82	1.05	1.59	1.55	1.19
Book value	21.36	20.67	19.91	16.57	15.55
Tangible book value(1)	8.76	7.92	8.21	7.40	6.31
Cash dividends declared	0.62	0.74	0.60	0.32	0.22

Umpqua Holdings Corporation

(dollars in thousands)
	2008	2007	2006	2005	2004
PERFORMANCE RATIOS
Return on average assets(2)	0.59%	0.80%	1.31%	1.38%	1.20%
Return on average common shareholders’ equity(3)	3.94%	5.17%	8.70%	9.80%	9.61%
Return on average tangible common shareholders’ equity(4)	10.02%	13.08%	20.84%	22.91%	22.27%
Efficiency ratio(5)	53.11%	60.62%	57.33%	56.93%	60.58%
Efficiency ratio—Bank(5),(6)	55.32%	56.55%	51.97%	52.47%	53.51%
Average common shareholders’ equity to average assets	15.04%	15.48%	15.04%	14.08%	12.52%
Leverage ratio(7)	12.38%	9.24%	10.28%	10.09%	9.55%
Net interest margin (fully tax equivalent)(8)	4.07%	4.24%	4.74%	4.84%	4.68%
Non-interest revenue to total net revenue	25.39%	18.48%	16.98%	18.59%	20.78%
Dividend payout ratio(9)	75.61%	69.81%	37.27%	20.38%	16.67%

ASSET QUALITY
Non-performing loans	$133,366	$91,099	$9,058	$6,440	$22,573
Non-performing assets	161,264	98,042	9,058	7,563	23,552
Allowance for loan and lease losses	95,865	84,904	60,090	43,885	44,229
Net charge-offs	96,717	21,994	574	2,812	4,485
Non-performing loans to total loans	2.18%	1.50%	0.17%	0.16%	0.65%
Non-performing assets to total assets	1.88%	1.18%	0.12%	0.14%	0.48%
Allowance for loan and lease losses to total loans and leases	1.56%	1.40%	1.12%	1.12%	1.28%
Allowance for credit losses to total loans	1.58%	1.42%	1.15%	1.16%	1.31%
Net charge-offs to average loans and leases	1.58%	0.38%	0.01%	0.08%	0.17%

(1)	Average common shareholders’ equity less average intangible assets divided by shares outstanding at the end of the year.
(2)	Net income available to common shareholders divided by average assets.
(3)	Net income available to common shareholders divided by average common shareholders’ equity.
(4)	Net income available to common shareholders divided by average common shareholders’ equity less average intangible assets.
(5)	Non-interest expense divided by the sum of net interest income (fully tax equivalent) and non-interest income.
(6)	Excludes merger-related expenses and goodwill impairment.
(7)	Tier 1 capital divided by leverage assets. Leverage assets are defined as quarterly average total assets, net of goodwill, intangibles and certain other items as required by the Federal Reserve.
(8)	Net interest margin (fully tax equivalent) is calculated by dividing net interest income (fully tax equivalent) by average interest-earning assets.
(9)	Dividends declared per common share divided by basic earnings per common share.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS AND RISK FACTORS

See the discussion of forward-looking statements and risk factors in Part I Item 1 and Item 1A of this report.

EXECUTIVE OVERVIEW

Umpqua’s 2008 results reflect the effects of the U.S. recession and the significant impact of the housing market downturn. Primarily affecting our Northern California and Central Oregon residential development portfolios, the impact of the economic slowdown resulted in:

•

Non-performing assets increased to $161.3 million, or 1.88% of total assets, as of December 31, 2008, compared to $98.0 million, or 1.18% of total assets as of December 31, 2007. Non-performing loans increased to $133.4 million, or 2.18% of total loans, as of December 31, 2008, compared to $91.1 million, or 1.50% of total loans as of December 31, 2007. Impaired collateral dependent loans have been written-down to their estimated net realizable values as of December 31, 2008.

•

Net charge-offs were $96.7 million in 2008, or 1.58% of average loans and leases, as compared to net charge-offs of $22.0 million, or 0.38% of average loans and leases in 2007. The write-down of impaired loans in the current year has contributed to the increase in net charge-offs.

•

Downgrades within the loan portfolio and increases in non-performing loans and net charge-offs in 2008 contributed to a $107.7 million provision for loan and lease losses in 2008, as compared to $41.7 million in 2007.

However, the past year was not without some accomplishments. During the year, we:

•	Increased our total risk based capital ratio to 14.6% as of December 31, 2008, compared to 10.9% as of December 31, 2007.

•

Issued $214.2 million of new trust preferred securities and a warrant to purchase up to 2.2 million shares of the Company’s common stock to the U.S. Treasury under the Capital Purchase Program. The preferred stock bears a stated interest rate of 5% for five years and 9% thereafter, and currently represents a relatively low cost of capital to enhance the capital position of the Bank. This capital will help fund new loan programs and ensure credit is made available to qualifying borrowers. The government’s investment in the Company recognizes the strength and stability of Umpqua and our good standing as a strong and healthy financial institution.

•

As a result of the Visa Inc. (“Visa”) initial public offering, we received $12.6 million in proceeds from a mandatory partial redemption of our restricted Class B common stock. Additionally, in 2008 we reversed our fourth quarter 2007 Visa related litigation reserve of $5.2 million. The value of unredeemed Class A equivalent shares owned by the Company was $15.5 million as of December 31, 2008, and has not been reflected in the accompanying financial statements.

•

We recorded gains of $38.9 million in the income statement representing the change in fair value on our junior subordinated debentures measured at fair value in 2008, compared to gains of $4.9 million in 2007. The change in fair value recognized in the current period resulted from the widening of credit risk adjusted spreads on potential new issuances and recent reductions in three month LIBOR rates.

•

We opened a new Commercial Banking Center in San Francisco, California and a Mortgage Office in Stockton, California. Additionally, we have remodeled thirty-eight stores to meet Umpqua brand standards and customer expectations throughout the California region. These efforts primarily relate to locations acquired through recent acquisitions.

Umpqua Holdings Corporation

Also during the year:

•

Earnings per diluted common share was $0.82 in 2008, as compared to $1.05 per diluted share earned in 2007. The decline in net income per diluted common share is principally attributed to an increased provision for loan and lease losses, losses incurred on other real estate owned, and interest reversals on loans, resulting from the housing market downturn.

•

Net interest margin, on a tax equivalent basis, decreased to 4.07% in 2008 from 4.24% in 2007. The decrease in net interest margin resulted from reductions in earning asset yields due primarily to the decline in the prime rate in the current year, offset by a decrease in the cost of interest bearing deposits. Excluding a $4.4 million reversal of interest income on loans in 2008, the tax equivalent net interest margin would have been 4.13%.

•

Mortgage banking revenue was $2.4 million in 2008, compared to $7.8 million in 2007. The 2008 results include a $4.6 million loss on the fair value of the mortgage servicing right (“MSR”) asset, primarily resulting from lower mortgage interest rates, and a $2.4 million loss on an ineffective MSR hedge due to widening spreads and price declines that were not offset by a corresponding gain in the related MSR asset.

•

Net gain on investment securities of $1.3 million in 2008 includes an other-than-temporary impairment (“OTTI”) charge of $4.2 million, which primarily relates to non-agency collateralized mortgage obligations where the default rates and loss severities of the underlying collateral indicate credit losses are expected to occur.

•

Gross loans and leases increased to $6.1 billion as of December 31, 2008, an increase of $75.7 million, or 1.3%, as compared to December 31, 2007. The growth rate is indicative of the Company’s controlled loan growth strategy employed in the current year in response to the current economic climate.

•

Total consolidated assets were $8.6 billion as of December 31, 2008, compared to $8.3 billion as of December 31, 2007, representing an increase of $257.5 million or 3%. The growth in total assets is principally due to the proceeds obtained from the U.S. Treasury under the Capital Purchase Plan, which bolsters the Company’s capital position and enhances our ability to ensure credit is made available to qualifying borrowers.

•

Declared cash dividends of $0.19 per share in the first, second and third quarters of 2008, and $0.05 per share in the fourth quarter of 2008. The decision to reduce our quarterly dividend was a result of several contributing factors, such as capital preservation, expected growth rates, projected earnings and our overall dividend pay-out ratio.

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

Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

The Bank performs regular credit reviews of the loan and lease portfolio to determine the credit quality and adherence to underwriting standards. When loans and leases are originated, they are assigned a risk rating that is reassessed periodically during the term of the loan through the credit review process. The Company’s risk rating methodology assigns risk ratings ranging from 1 to 10, where a higher rating represents higher risk. The 10 risk rating categories are a primary factor in determining an appropriate amount for the allowance for loan and lease losses. The Bank has a management Allowance for Loan and Lease Losses (“ALLL”) Committee, which is responsible for, among other things, regularly reviewing the ALLL methodology, including loss factors, and ensuring that it is designed and applied in accordance with generally accepted accounting principles. The ALLL Committee reviews and approves loans and leases recommended for impaired status. The ALLL Committee also approves removing loans and leases from impaired status. The Bank’s Audit and Compliance Committee provides board oversight of the ALLL process and reviews and approves the ALLL methodology on a quarterly basis.

Each risk rating is assessed an inherent credit loss factor that determines the amount of the allowance for loan and lease losses provided for that group of loans and leases with similar risk rating. Credit loss factors may vary by region based on management’s belief that there may ultimately be different credit loss rates experienced in each region.

Regular credit reviews of the portfolio also identify loans that are considered potentially impaired. Potentially impaired loans are referred to the ALLL Committee which reviews and approves designated loans as impaired. A loan is considered impaired when based on current information and events, we determine that we will probably not be able to collect all amounts due according to the loan contract, including scheduled interest payments. When we identify a loan as impaired, we measure the impairment using discounted cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of the collateral, less selling costs, instead of discounted cash flows. If we determine that the value of the impaired loan is less than the recorded investment in the loan, we either recognize an impairment reserve as a specific component to be provided for in the allowance for loan and lease losses or charge-off the impaired balance on collateral dependent loans if it is determined that such amount represents a confirmed loss. The combination of the risk rating-based allowance component and the impairment reserve allowance component lead to an allocated allowance for loan and lease losses.

The Bank may also maintain an unallocated allowance amount to provide for other credit losses inherent in a loan and lease portfolio that may not have been contemplated in the credit loss factors. This unallocated amount generally comprises less than 5% of the allowance, but may be maintained at higher levels during times of deteriorating economic conditions characterized by falling real estate values. The unallocated amount is reviewed periodically based on trends in credit losses, the results of credit reviews and overall economic trends.

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

Management believes that the ALLL was adequate as of December 31, 2008. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 79% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses. Over the last two years, there has been deterioration in the residential development market which has led to an increase in non-performing loans and the allowance for loan and lease losses. A continued deterioration in this market or deterioration in other segments of our loan portfolio may lead to additional charges to the provision for loan and lease losses.

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

Umpqua Holdings Corporation

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

Valuation of Goodwill and Intangible Assets

At December 31, 2008, we had $757.8 million in goodwill and other intangible assets as a result of business combinations. Goodwill and other intangible assets with indefinite lives are not amortized but instead are periodically tested for impairment. Management performs an impairment analysis for the intangible assets with indefinite lives on a quarterly basis. As a result of this analysis, management determined that there was a $1.0 million impairment related to the Retail Brokerage reporting segment as of December 31, 2008, which resulted from the Company’s evaluation following the departure of certain Strand financial advisors. The valuation of the impairment at the Retail Brokerage operating segment was determined using an income approach by discounting cash flows of forecasted earnings. The remaining balance of goodwill and other intangible assets relates to the Community Banking reporting segment. The Company engaged an independent valuation specialist to assist us in determining whether and to what extent our goodwill asset was impaired. The valuation of the reporting unit was determined using discounted cash flows of forecasted earnings, estimated sales price multiples based on recent observable market transactions and market capitalization based on current stock price. The step one impairment test indicated that the reporting unit’s fair value was less than its carrying value. Based on the results of the step two impairment test, management determined that the implied fair value of the goodwill was greater than its carrying amount on the Company’s balance sheet and no goodwill impairment existed as of December 31, 2008 in the Community Banking segment. If impairment was deemed to exist, a write down of the asset would occur with a charge to earnings. The impairment analysis requires management to make subjective judgments. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures, technology, changes in discount rates and specific industry and market conditions. Additional information is included in Note 8 of the Notes to Consolidated Financial Statements.

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

Fair Value

Effective January 1, 2007, we adopted SFAS No. 157, Fair Value Measurements, which among other things, requires enhanced disclosures about financial instruments carried at fair value. SFAS No. 157 establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction. See Note 22 of the Notes to Consolidated Financial Statements for additional information about the level of pricing transparency associated with financial instruments carried at fair value.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, FASB issued SFAS No. 141 (revised), Business Combinations. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquired entity and the goodwill acquired. Furthermore, acquisition-related and other costs will now be expensed rather than treated as cost components of the acquisition. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We do not expect the adoption of SFAS No. 141R will have a material impact on our consolidated financial statements as related to business combinations consummated prior to January 1, 2009. We expect the adoption of SFAS No. 141R will increase the costs charged to operations for acquisitions consummated on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment to ARD No 51. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The standard also requires additional disclosures that clearly identify and distinguish between the interest of the parent’s owners and the interest of the noncontrolling owners of the subsidiary. This statement is effective on January 1, 2009 for the Company, to be applied prospectively. We do not expect the adoption of SFAS No. 160 will have a material impact on the Company’s consolidated financial statements.

Umpqua Holdings Corporation

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS No. 161 expands the disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. This includes enhanced disclosures regarding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Provisions of this statement are to be applied prospectively, and comparative disclosures for earlier periods are encouraged. We have adopted the provisions of SFAS 161 for the year ended December 31, 2008, and the impact was not material to our consolidated financial statements.

In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. Under SFAS 162, the U.S. GAAP hierarchy will now reside in the accounting literature established by the FASB. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with U.S. GAAP for nongovenmental entities. This statement is effective 60 days after the U.S. Securities and Exchange Commission approves the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect the adoption of SFAS No 162 will have a material impact on the Company’s consolidated financial statements.

In June 2008, FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 concludes that nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This statement is effective for fiscal years beginning after December 15, 2008, to be applied retrospectively. Certain of the Company’s nonvested restricted stock awards qualify as participating securities as described under this pronouncement. The adoption of FSP EITF 03-6-1 will reduce both basic and diluted earnings per common share by $0.01 for the year ended December 31, 2007.

In October 2008, FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP No. 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP does not change existing generally accepted accounting principles. This FSP was effective immediately upon issuance, including prior periods for which financial statements have not been issued. The impact of adoption did not have a material impact on the Company’s consolidated financial statements.

On January 12, 2009, FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. FSP EITF 99-20-1 addresses certain practice issues in EITF No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, by making its other-than-temporary impairment assessment guidance consistent with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. FSP EITF 99-20-1 removes the reference to the consideration of a market participant’s estimates of cash flows in EITF 99-20, and instead requires an assessment of whether it is probable, based on current information and events, that the holder of the security will be unable to collect all amounts due according to the contractual terms. If it is probable that there has been an adverse change in estimated cash flows, an other-than-temporary impairment is deemed to exist, and a corresponding loss shall be recognized in earnings equal to the entire difference between the investment’s carrying value and its fair value at the balance sheet date of the reporting period for which the assessment is made. This FSP is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. The impact of adoption did not have a material impact on the Company’s consolidated financial statements.

RESULTS OF OPERATIONS—OVERVIEW

For the year ended December 31, 2008, net income available to common shareholders was $49.4 million, or $0.82 per diluted share, a decrease of 22% on a per diluted share basis compared to 2007. The decrease in net income available to common shareholders in 2008 is principally attributable to increased provision for loan and lease losses, partially offset by increased net interest and non-interest income, and decreased non-interest expense. We completed the acquisition of North Bay Bancorp on April 26, 2007, and the results of the acquired operations are only included in our financial results starting on April 27, 2007.

For the year ended December 31, 2007, net income available to common shareholders was $63.3 million, or $1.05 per diluted share, a decrease of 34% on a per diluted share basis compared to 2006. The decrease in net income available to common shareholders in 2007 is principally attributable to increased provision for loan and lease losses and operating expenses, partially offset by increased net interest and non-interest income. We completed the acquisition of Western Sierra Bancorp on June 2, 2006, and the results of the acquired operations are only included in our financial results starting on June 3, 2006.

We incur significant expenses related to the completion and integration of mergers. Additionally, we may recognize goodwill impairment losses that have no effect on the Company’s or the Bank’s cash balances, liquidity, or regulatory capital ratios. Accordingly, we believe that our operating results are best measured on a comparative basis excluding the impact of merger-related expenses, net of tax, and other charges related to business combinations. We define operating income as income available to common shareholders before merger related expenses, net of tax, and goodwill impairment, and we calculate operating income per diluted share by dividing operating income by the same diluted share total used in determining diluted earnings per share (see Note 23 of the Notes to Consolidated Financial Statements in Item 8 below). Operating income and operating income per diluted share are considered “non-GAAP” financial measures. Although we believe the presentation of non-GAAP financial measures provides a better indication of our operating performance, readers of this report are urged to review the GAAP results as presented in the Financial Statements and Supplementary Data in Item 8 below.

The following table presents a reconciliation of operating income and operating income per diluted share to net income and net income per diluted share for years ended December 31, 2008, 2007 and 2006:

Reconciliation of Operating Income to Net Income Available to Common Shareholders

Years Ended December 31,

(in thousands, except per share data)

	2008	2007	2006
Net income available to common shareholders	$49,424	$63,268	$84,447
Merger-related expenses, net of tax	—	1,991	2,864
Goodwill impairment	982	—	—

Operating income	$50,406	$65,259	$87,311

Per diluted share:
Net income	$0.82	$1.05	$1.59
Merger-related expenses, net of tax, and goodwill impairment	0.01	0.03	0.06

Operating income	$0.83	$1.08	$1.65

The following table presents the returns on average assets, average common shareholders’ equity and average tangible common shareholders’ equity for the years ended December 31, 2008, 2007 and 2006. For each of the years presented, the table includes the calculated ratios based on reported net income available to common shareholders and operating income as shown in the table above. Our return on average common shareholders’ equity is negatively impacted as a result of capital required to support goodwill. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger-related intangible assets, we believe it beneficial to also consider the return on average common tangible shareholders’ equity. The return on average common tangible shareholders’ equity is calculated by dividing net income available to common shareholders by average common shareholders’ equity less average intangible assets. The return on average tangible common shareholders’ equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders’ equity.

Umpqua Holdings Corporation

Returns on Average Assets, Common Shareholders’ Equity and Tangible Common Shareholders’ Equity

For the Years Ended December 31,

(dollars in thousands)

	2008	2007	2006
RETURNS ON AVERAGE ASSETS:
Net income available to common shareholders	0.59%	0.80%	1.31%
Operating income	0.60%	0.83%	1.35%

RETURNS ON AVERAGE COMMON SHAREHOLDERS’ EQUITY:
Net income available to common shareholders	3.94%	5.17%	8.70%
Operating income	4.02%	5.34%	9.00%

RETURNS ON AVERAGE TANGIBLE COMMON SHAREHOLDERS’ EQUITY:
Net income available to common shareholders	10.02%	13.08%	20.84%
Operating income	10.22%	13.50%	21.55%

CALCULATION OF AVERAGE TANGIBLE COMMON SHAREHOLDERS’ EQUITY:
Average common shareholders’ equity	$1,254,730	$1,222,628	$970,394
Less: average intangible assets	(761,672)	(739,086)	(565,167)

Average tangible common shareholders’ equity	$493,058	$483,542	$405,227

NET INTEREST INCOME

Net interest income is the largest source of our operating income. Net interest income for 2008 was $290.3 million, an increase of $4.4 million, or 2% over 2007. Net interest income for 2007 was $286.0 million, an increase of $23.8 million, or 9% over 2006. Net interest income for 2008 was negatively impacted by the $4.4 million reversal of interest income on loans during the year. Net interest income for 2007 was negatively impacted by the $5.0 million reversal of interest income on loans during the year. The increase in net interest income in 2008 as compared to 2007 and 2007 as compared to 2006 is attributable to growth in outstanding average interest-earning assets, primarily loans and leases and investment securities, partially offset by both growth in interest-bearing liabilities, primarily money-market, time deposits and term debt, and a decrease in net interest margin. In addition to organic growth, the North Bay merger, which was completed on April 26, 2007, contributed to the increase in interest-earning assets and interest-bearing liabilities in 2007 over 2006. The fair value of interest-earning assets acquired as a result of the North Bay merger totaled $523.5 million, and interest-bearing liabilities totaled $572.2 million.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax-equivalent basis was 4.07% for 2008, a decrease of 17 basis points as compared to the same period in 2007. The decrease in net interest margin in 2008 resulted from decreases in market index rates, such as prime and the fed funds rates, and interest reversals on loans. The decreased yield on interest-earning assets of 104 basis points in 2008 primarily resulted from reductions in the prime rate. This decline in net interest margin was partially offset by the decrease in our interest expense to earning assets of 87 basis points from the lower costs of interest bearing deposits. The $4.4 million reversal of interest income on loans in 2008 contributed to a 6 basis point decline in the tax equivalent net interest margin for the year.

The net interest margin on a fully tax-equivalent basis was 4.24% for 2007, a decrease of 50 basis points as compared to the same period in 2006. The decrease in net interest margin in 2007 resulted from volatility in short-term market rates and the competitive climate (characterized by increasing deposit costs combined with declining interest earning asset yields), as well as interest reversals on new nonaccrual loans. The $5.0 million reversal of interest income on loans in 2007 contributed to an 8 basis point decline in the tax equivalent net interest margin for 2007.

Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds. The following table presents condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the years ended December 31, 2008, 2007 and 2006:

Average Rates and Balances

(dollars in thousands)

	2008			2007			2006
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Loans and leases(1)	$6,136,380	$393,927	6.42%	$5,836,980	$443,939	7.61%	$4,818,884	$372,201	7.72%
Taxable securities	883,987	41,523	4.70%	743,266	35,216	4.74%	607,267	27,655	4.55%
Non-taxable securities(2)	170,277	9,667	5.68%	149,291	8,234	5.52%	97,723	5,559	5.69%
Temporary investments(3)	24,357	443	1.82%	68,297	3,415	5.00%	45,745	2,203	4.82%

Total interest earning assets	7,215,001	445,560	6.18%	6,797,834	490,804	7.22%	5,569,619	407,618	7.32%
Allowance for loan and lease losses	(84,649)			(70,177)			(52,801)
Other assets	1,211,653			1,169,911			934,842

Total assets	$8,342,005			$7,897,568			$6,451,660

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	$3,196,763	$55,739	1.74%	$3,136,738	$93,070	2.97%	$2,483,155	$62,254	2.51%
Time deposits	2,007,550	73,631	3.67%	1,849,910	87,770	4.74%	1,399,623	57,627	4.12%
Securities sold under agreements to repurchase and federal funds purchased	99,366	2,220	2.23%	65,660	2,135	3.25%	166,831	6,829	4.09%
Term debt	194,312	6,994	3.60%	57,479	2,642	4.60%	58,684	2,892	4.93%
Junior subordinated debentures	226,349	13,655	6.03%	221,833	16,821	7.58%	187,994	14,215	7.56%

Total interest-bearing liabilities	5,724,340	152,239	2.66%	5,331,620	202,438	3.80%	4,296,287	143,817	3.35%
Non-interest-bearing deposits	1,255,263			1,263,873			1,121,171
Other liabilities	81,182			79,447			63,808

Total liabilities	7,060,785			6,674,940			5,481,266
Preferred equity	26,490			—			—
Common equity	1,254,730			1,222,628			970,394

Total shareholders’ equity	1,281,220			1,222,628			970,394

Total liabilities and shareholders’ equity	$8,342,005			$7,897,568			$6,451,660

NET INTEREST INCOME(2)		$293,321			$288,366			$263,801

NET INTEREST SPREAD			3.52%			3.42%			3.97%

AVERAGE YIELD ON EARNING ASSETS(1),(2)			6.18%			7.22%			7.32%
INTEREST EXPENSE TO EARNING ASSETS			2.11%			2.98%			2.58%

NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN(1),(2)			4.07%			4.24%			4.74%

(1)	Non-accrual loans and mortgage loans held for sale are included in average balances.
(2)	Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $3.0 million, $2.4 million and $1.7 million in the years ended December 31, 2008, 2007 and 2006, respectively.
(3)	Temporary investments include federal funds sold and interest-bearing deposits at other banks.

Umpqua Holdings Corporation

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for 2008 compared to 2007 and 2007 compared to 2006. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Rate/Volume Analysis

(in thousands)

	2008 COMPARED TO 2007			2007 COMPARED TO 2006
	INCREASE (DECREASE) IN INTEREST INCOME AND EXPENSE DUE TO CHANGES IN			INCREASE (DECREASE) IN INTEREST INCOME AND EXPENSE DUE TO CHANGES IN
	VOLUME	RATE	TOTAL	VOLUME	RATE	TOTAL
INTEREST-EARNING ASSETS:
Loans and leases	$21,892	$(71,904)	$(50,012)	$77,514	$(5,776)	$71,738
Taxable securities	6,612	(305)	6,307	6,406	1,155	7,561
Non-taxable securities(1)	1,185	248	1,433	2,849	(174)	2,675
Temporary investments	(1,494)	(1,478)	(2,972)	1,125	87	1,212

Total(1)	28,195	(73,439)	(45,244)	87,894	(4,708)	83,186

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	1,748	(39,079)	(37,331)	18,157	12,659	30,816
Time deposits	7,017	(21,156)	(14,139)	20,457	9,686	30,143
Securities sold under agreements to repurchase and federal funds purchased	883	(798)	85	(3,506)	(1,188)	(4,694)
Term debt	5,039	(687)	4,352	(58)	(192)	(250)
Junior subordinated debentures	336	(3,502)	(3,166)	2,566	40	2,606

Total	15,023	(65,222)	(50,199)	37,616	21,005	58,621

Net increase in net interest income(1)	$13,172	$(8,217)	$4,955	$50,278	$(25,713)	$24,565

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

PROVISION FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses was $107.7 million for 2008, compared to $41.7 million for 2007 and $2.6 million for 2006. As a percentage of average outstanding loans, the provision for loan losses recorded for 2008 was 1.76%, an increase of 104 basis points and 171 basis points from 2007 and 2006, respectively.

The increase in the provision for loan and lease losses in 2008 as compared to 2007 and 2006 is principally attributable to an increase in non-performing loans and leases and downgrades within the portfolio related primarily to the housing market downturn and its impact on our residential development portfolio, growth in the loan and lease portfolio, and the increase in loans charged-off.

Prior to the second quarter of 2008, the Company recognized the charge-off of an impairment reserve when the loan was resolved, sold, or foreclosed and transferred to other real estate owned. Due to declining real estate values in our markets, it is increasingly likely that an impairment reserve on collateral dependent real estate loans represents a confirmed loss. As a result, in the second quarter of 2008, the Company began recognizing the charge-off of impairment reserves on impaired loans in the period it arises for collateral dependent loans. Therefore, the non-accrual loans of $127.9 million as of December 31, 2008 have already been written-down to their estimated fair value, less estimated costs to sale, and are expected to be resolved over the coming quarters with no additional material loss. Depending on the characteristics of a loan, the fair value of collateral is estimated by obtaining external appraisals.

The provision for loan and lease losses is based on management’s evaluation of inherent risks in the loan portfolio and a corresponding analysis of the allowance for loan and lease losses. Additional discussion on loan quality and the allowance for loan and lease losses is provided under the heading Asset Quality and Non-Performing Assets below.

NON-INTEREST INCOME

Non-interest income in 2008 was $98.8 million, an increase of $34.0 million, or 52%, over 2007. Non-interest income in 2007 was $64.8 million, an increase of $11.2 million, or 21%, over 2006. The following table presents the key components of non-interest income for years ended December 31, 2008, 2007 and 2006:

Non-Interest Income

Years Ended December 31,

(dollars in thousands)

	2008 compared to 2007				2007 compared to 2006
	2008	2007	Change Amount	Change Percent	2007	2006	Change Amount	Change Percent
Service charges on deposit accounts	$34,775	$32,126	$2,649	8%	$32,126	$26,975	$5,151	19%
Brokerage commissions and fees	8,948	10,038	(1,090)	-11%	10,038	9,649	389	4%
Mortgage banking revenue, net	2,436	7,791	(5,355)	-69%	7,791	7,560	231	3%
Net gain (loss) on investment securities	1,349	(13)	1,362	NM	(13)	(21)	8	-38%
Net (loss) gain on other real estate owned	(8,313)	(4)	(8,309)	NM	(4)	72	(76)	-106%
Gain on junior subordinated debentures carried at fair value	38,903	4,928	33,975	689%	4,928	—	4,928	NM
Proceeds from Visa mandatory partial redemption	12,633	—	12,633	NM	—	—	—	NM
Other income	8,074	9,959	(1,885)	-19%	9,959	9,362	597	6%

Total	$98,805	$64,825	$33,980	52%	$64,825	$53,597	$11,228	21%

NM—Not meaningful

The increase in deposit service charges in 2008 over 2007 is principally attributable to increased volume of deposit accounts during the year. Brokerage commissions and fees declined as a result of deteriorating conditions in the trading market during 2008 and the departure of certain Strand investment advisors, as compared to 2007. The decrease in mortgage banking revenue in 2008 compared to 2007 primarily resulted from the difference between the $4.6 million loss and $756,000 loss on the MSR asset between the respective periods, and the $2.4 million realized loss on an ineffective MSR hedge due to significant market volatility in the first quarter of 2008, partially offset by increased fees on loans sold. In 2008, the Company realized a $5.5 million gain on sale of investment securities as part of a repositioning of the investment portfolio to reduce the weighted average life in response to the current economic outlook, and other factors. This gain was offset by a $4.2 million OTTI charge recognized during 2008. Additional discussion on the OTTI charges are provided under the heading Investment Securities below. The slowdown in the housing industry in 2008, which has affected our residential development portfolio, has led to an increase of foreclosures into other real estate owned on residential development related properties. Declines in the market values of these properties after foreclosure have resulted in additional losses on the sale of the properties or by valuation adjustments. During 2008, the Company recognized losses on sale of other real estate owned of $3.2 million and valuation adjustments of $5.1 million. The gain on junior subordinated debentures carried at fair value in 2008 resulted from the continued widening of credit spreads for potential new issuances over the contractual spread of each junior subordinated debenture measured at fair value, and reductions in the current three month LIBOR rate relative to the prior year. Additional information on the junior subordinated debentures carried at fair value is included in Note 15 of the Notes to Condensed Consolidated Financial Statements. Other income decreased in 2008 over 2007 largely due to decreased gains and broker fee income related to Small Business Administration (“SBA”) loan sales, and losses related to trading assets.

Umpqua Holdings Corporation

In the first quarter of 2008, Visa completed restructuring transactions in preparation for an initial public offering of its Class A stock. As part of those transactions, Umpqua Bank’s membership interest was exchanged for 764,036 shares of Class B common stock in Visa. In March 2008, Visa completed its initial public offering. Following the initial public offering, the Company received $12.6 million proceeds as a mandatory partial redemption of 295,377 shares, reducing the Company’s holdings from 764,036 shares to 468,659 shares of Class B common stock. A conversion ratio of 0.71429 was established for the conversion rate of Class B shares into Class A shares. Using the proceeds from this offering, Visa also established a $3.0 billion escrow account to cover settlements, the resolution of pending litigation and related claims (“covered litigation”). In December 2008, Visa deposited additional funds into the escrow account to cover a shortfall in the escrow account caused by a new settlement. The deposit of funds into the escrow account further reduced the conversion ratio applicable to Class B common stock outstanding from 0.71429 per Class A share to 0.6296 per Class A share.

The Company’s remaining 468,659 shares of Visa Class B common stock are restricted and may not be transferred until the later of (1) three years from the date of the initial public offering or (2) the period of time necessary to resolve the covered litigation. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus. As of December 31, 2008, the value of the Class A shares was $52.45 per share. The value of unredeemed Class A equivalent shares owned by the Company was $15.5 million as of December 31, 2008, and has not been reflected in the accompanying financial statements.

The increase in deposit service charges in 2007 over 2006 is principally attributable to the increased volume of deposit accounts. The increase in brokerage commissions and fees in 2007 over 2006 resulted from management’s efforts to recruit new brokers, increase the weighting of managed fee sources and increase efficiencies in back room operations. The gain on junior subordinated debentures carried at fair value in 2007 resulted from the widening of credit spreads for comparable new issuances over the contractual spread of each junior subordinated debenture measured at fair value. Additional information on the junior subordinated debentures carried at fair value is included in Note 15 of the Notes to Condensed Consolidated Financial Statements. Other income increased in 2007 over 2006 primarily due to a $909,000 gain on sale of excess property.

NON-INTEREST EXPENSE

Non-interest expense for 2008 was $208.3 million, a decrease of $5.9 million or 3% compared to 2007. Non-interest expense for 2007 was $214.1 million, an increase of $32.2 million or 18% compared to 2006. The following table presents the key elements of non-interest expense for the years ended December 31, 2008, 2007 and 2006.

Non-Interest Expense

Years Ended December 31,

(dollars in thousands)

	2008 compared to 2007				2007 compared to 2006
	2008	2007	Change Amount	Change Percent	2007	2006	Change Amount	Change Percent
Salaries and employee benefits	$114,600	$112,864	$1,736	2%	$112,864	$98,840	$14,024	14%
Net occupancy and equipment	37,047	35,785	1,262	4%	35,785	31,752	4,033	13%
Communications	7,063	7,202	(139)	-2%	7,202	6,352	850	13%
Marketing	4,573	5,554	(981)	-18%	5,554	5,760	(206)	-4%
Services	18,792	18,564	228	1%	18,564	15,951	2,613	16%
Supplies	2,908	3,627	(719)	-20%	3,627	2,994	633	21%
FDIC assessments	5,182	1,223	3,959	324%	1,223	630	593	94%
Intangible amortization	5,857	6,094	(237)	-4%	6,094	3,728	2,366	63%
Goodwill Impairment	982	—	982	NM	—	—	—	NM
Merger related expenses	—	3,318	(3,318)	-100%	3,318	4,773	(1,455)	-30%
Visa litigation	(5,183)	5,183	(10,366)	-200%	5,183	—	5,183	NM
Other expenses	16,436	14,704	1,732	12%	14,704	11,169	3,535	32%

Total	$208,257	$214,118	$(5,861)	-3%	$214,118	$181,949	$32,169	18%

NM—Not meaningful

Excluding the impact of FDIC assessments and Visa related litigation accruals, non-interest expense in 2008 over 2007 was relatively flat and is attributable to the Company’s extensive cost control measures that were put in place in 2007 in reaction to the slowing economy. Excluding similar FDIC assessments and Visa related litigation accruals in 2007, the increase in non-interest expense in 2007 over 2006 is primarily attributable to the inclusion of additional expenses from California operations as a result of the North Bay and Western Sierra acquisitions.

The increase in total salaries and employee benefits expense in the current year is primarily a result of reduced loan origination activity, resulting in a reduced offset to compensation expense for deferred loan costs. Excluding the impact of the reduced deferred loan costs, salaries and employee benefits expense decreased $1.2 million in 2008 compared to 2007 despite the addition of approximately 110 associates from the North Bay acquisition in April 2007. The increase in salaries and employee benefits expense in 2007 compared to 2006 is a result of the North Bay acquisition and the addition of approximately 250 associates in June 2006 due to the Western Sierra acquisition. Net occupancy and equipment also continues to increase reflecting 10 new banking locations as a result of the North Bay acquisition in April 2007, 31 new banking locations as a result of Western Sierra acquisition in June 2006 and the addition of three de novo branches in 2007 and seven in 2006. The decline in communications, marketing, and supplies expense, as well as the modest increase in services expense, are a result of aggressive cost saving initiatives implemented in late 2007. Other non-interest expense increased in 2008 primarily as a result of expenses related to other real estate owned and deposit administration fees.

FDIC assessments represent premiums payable to the FDIC for deposit insurance and Financing Corporation (“FICO”) assessments. In 2006, no deposit insurance premiums were assessed. The Federal Deposit Insurance Reform Act of 2005 (“Reform Act”) created a new system and rate schedule related to FDIC deposit insurance assessments effective in 2007. As a result, the Company was assessed deposit insurance premiums beginning in 2007; however, most of the premium was offset by a one-time assessment credit that was provided to eligible institutions as part of the Reform Act. The one-time deposit insurance assessment credit was fully exhausted in 2007. The increase in FDIC assessments in 2008 compared to prior years is a result of increased deposit insurance assessments rates and no remaining one-time assessment credits available to offset the current period expense. In October of 2008, the FDIC proposed a rule that would further amend the system for risk-based deposit insurance assessments and change assessment rates in attempts to restore the Deposit Insurance Fund to targeted reserve ratios. If passed, this ruling will increase the FDIC insurance assessment rates applicable in 2009. Additional discussion on FDIC insurance assessments is provided in Item 1 Business above, under the heading Federal Deposit Insurance.

The decrease in intangible amortization in 2008 as compared to the prior years is due to the run-off of intangible assets that are being amortized on an accelerated basis. The goodwill impairment charge incurred in 2008 related to the Retail Brokerage reporting segment, which resulted from the Company’s evaluation following the departure of certain Strand financial advisors. Additional discussion on the impairment charge is provided under the heading Goodwill & Other Intangible Assets below. We also incur significant expenses in connection with the completion and integration of bank acquisitions that are not capitalizable. Classification of expenses as merger-related is done in accordance with the provisions of a Board-approved policy. The decrease in merger-related expenses in 2008 over 2007 and 2007 over 2006 is due to the difference in timing and size of the Western Sierra and North Bay mergers.

Umpqua Holdings Corporation

The Company incurred no merger-related expenses in 2008. The following table presents the merger-related expenses by major category for the years ended December 31, 2007 and 2006. The merger-related expenses incurred in 2007 primarily related to the North Bay acquisition. The merger-related expenses incurred in 2006 primarily related to the Western Sierra acquisition. We do not expect to incur any additional merger-related expenses in connection with the North Bay, Western Sierra or any other previous merger.

Merger-Related Expense

Years Ended December 31,

(in thousands)

	2007	2006
Professional fees	$982	$1,082
Compensation and relocation	1,077	778
Communications	478	854
Premises and equipment	188	375
Other	593	1,684

Total	$3,318	$4,773

In November 2007, Visa Inc. announced that it had reached a settlement with American Express related to an antitrust lawsuit. Umpqua Bank and other Visa member banks are obligated to fund the settlement and share in losses resulting from this litigation. We recorded a liability and corresponding expense of approximately $3.9 million pre-tax, for our proportionate share of that settlement. In addition, Visa notified us that it had established a contingency reserve related to unsettled litigation with Discover Card. In connection with this contingency, we recorded a liability and corresponding expense of $1.2 million pre-tax, for our proportionate share of that contingent liability. We are not a party to the Visa litigation and our liability arises solely from the Bank’s membership interest in Visa, Inc.

In connection with the completion of Visa’s initial public offering in the first quarter of 2008, Visa utilized a portion of the proceeds to establish a $3.0 billion litigation escrow account. With the escrow litigation account funded for the estimated liability for covered litigation as of the end of the first quarter, the Company reversed the $5.2 million reserve.

In October 2008, Visa announced that it had reached a settlement with Discover Card related to an antitrust lawsuit. Umpqua Bank and other Visa member banks are obligated to fund the settlement and share in losses resulting from this litigation that are not already provided for in the escrow account. Visa notified the Company that it had established an additional reserve related to the settlement with Discover Card that had not already been funded into the escrow account. In connection with this settlement, the Company recorded, in the third quarter of 2008, a liability and corresponding expense of $2.1 million pre-tax, for its proportionate share of that liability. In December 2008, this liability and expense was reversed when Visa deposited additional funds into the escrow account to cover the remaining amount of the settlement. The deposit of funds into the escrow account further reduced the conversion ratio applicable to Class B common stock outstanding from 0.71429 per Class A share to 0.6296 per Class A share.

INCOME TAXES

Our consolidated effective tax rate as a percentage of pre-tax income for 2008 was 30.2%, compared to 33.4% for 2007 and 35.6% for 2006. The effective tax rates were below the federal statutory rate of 35% and the apportioned state rate of 5% (net of the federal tax benefit) principally because of non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities, tax credits arising from low income housing investments, Business Energy tax credits and exemptions related to loans and hiring in designated enterprise zones.

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

Trading securities consist of securities held in inventory by Strand for sale to its clients and securities invested in trust for the benefit of former employees of acquired institutions as required by agreements. Trading securities were $2.0 million at December 31, 2008, as compared to $2.8 million at December 31, 2007. This decrease is principally attributable to a decrease trading assets invested for the benefit of former employees, due to distributions and decreases in the fair market value of investment securities therein, partially offset by an increase in Strand’s inventory of trading securities.

Investment securities available for sale were $1.2 billion as of December 31, 2008, as compared to $1.1 billion at December 31, 2007. This increase is principally attributable to purchases of $811.9 million of investment securities available for sale and an increase in fair value of investment securities available for sale of $34.0 million, offset by the proceeds from the sales and maturities of $635.9 million of investment securities available for sale (of which $5.5 million represents net gains on sale), the transfer of $20.1 million of investment securities available for sale at par (fair value of $12.6 million on transfer date) to investment securities held to maturity, and amortization of net purchase price premiums of $1.9 million.

Investment securities held to maturity were $15.8 million as of December 31, 2008, as compared to $6.0 million at December 31, 2007. This increase is principally attributable to the transfer of $12.6 million of investment securities available for sale to investment securities held to maturity, offset by paydowns and maturities of investment securities held to maturity of $1.7 million and OTTI charges of $1.2 million.

The following table presents the available for sale and held to maturity investment securities portfolio by major type as of December 31 for each of the last three years:

Summary of Investment Securities

As of December 31,

(in thousands)

	December 31,
	2008	2007	2006
AVAILABLE-FOR-SALE:
U.S. Treasury and agencies	$31,226	$158,432	$193,134
Mortgage-backed securities and collateralized mortgage obligations	1,025,295	672,344	362,882
Obligations of states and political subdivisions	179,585	169,994	110,219
Other debt securities	634	967	973
Investments in mutual funds and other equity securities	1,972	49,019	47,979

	$1,238,712	$1,050,756	$715,187

HELD-TO-MATURITY:
Obligations of states and political subdivisions	$4,166	$5,403	$8,015
Mortgage-backed securities and collateralized mortgage obligations	11,496	227	372
Other investment securities	150	375	375

	$15,812	$6,005	$8,762

Umpqua Holdings Corporation

The following table presents information regarding the amortized cost, fair value, average yield and maturity structure of the investment portfolio at December 31, 2008.

Investment Securities Composition*

December 31, 2008

(dollars in thousands)

	Amortized Cost	Fair Value	Average Yield
U.S. TREASURY AND AGENCIES
One year or less	$20,114	$20,168	2.47%
One to five years	10,498	10,813	3.22%
Five to ten years	219	245	3.68%

	30,831	31,226	2.74%

OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS
One year or less	14,544	14,588	4.09%
One to five years	53,841	55,047	3.71%
Five to ten years	77,981	80,436	3.97%
Over ten years	34,766	33,613	4.05%

	181,132	183,684	3.92%

OTHER DEBT SECURITIES
Over ten years	884	634	10.72%

Serial maturities	1,011,651	1,029,425	5.37%

Other investment securities	2,109	2,122	4.30%

Total securities	$1,226,607	$1,247,091	5.09%

*Weighted average yields are stated on a federal tax-equivalent basis of 35%. Weighted average yields for available for sale investments have been calculated on an amortized cost basis.

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

The equity security in “Other Investment Securities” in the table above at December 31, 2008 principally represents an investment in a Community Reinvestment Act investment fund comprised largely of mortgage-related securities, although funds may also invest in municipal bonds, money market accounts or asset-backed securities.

During the third quarter of 2008, the Bank initiated a redemption-in-kind of shares owned in an intermediate mortgage fund, and received its proportionate share of the underlying securities within the fund. As of the date of the redemption, the book value of the fund was $28.6 million with a market value of $20.7 million, resulting in a $7.9 million unrealized loss. The composition of fund’s book value included 70% of non-agency mortgage-backed securities and collateralized mortgage obligations, 24% of agency mortgage-backed securities and collateralized mortgage obligations, 2% of U.S. Treasuries and 4% in cash equivalents. Of the $7.9 million unrealized loss, 94% related to the non-agency mortgage-backed securities and collateralized mortgage obligations, and the remainder related to the agency mortgage-backed securities and collateralized mortgage obligations. The transaction was accounted for as a nonmonetary exchange under SFAS No. 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29. The carrying value of the equity interest in the mortgage fund was allocated to the individual securities. No gain or loss was realized as a result of the redemption.

As part of this redemption in kind, the Company assessed the classification of the underlying securities acquired and elected to classify $12.6 million in non-agency mortgage-backed securities and collateralized mortgage obligations at fair value as investment securities held to maturity. The Company considers the held to maturity classification to be more appropriate because it has the ability and the intent to hold these securities to maturity. The book value of the securities was recorded at fair value as of the date of the transfer, resulting in a discount to par. This discount is being accreted to interest income over the remaining terms of the securities. The related unrealized pretax loss of $7.5 million included in other comprehensive income as of the date of the transfer remains in other comprehensive income and is being amortized as a yield adjustment through earnings over the remaining term of the securities, and will offset the accretion of the discount. No gain or loss was recognized at the time of the classification.

We review investment securities on an ongoing basis for the presence of other-than-temporary (“OTTI”) or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, our ability and intent to hold investments until a recovery of fair value, which may be maturity, and other factors.

In 2008, the Company recorded a $4.2 million OTTI charge within net gain (loss) of investment securities. Charges of $3.8 million related to seven non-agency collateralized mortgage obligations carried as held to maturity and where the default rates and loss severities of the underlying collateral indicate credit losses are expected to occur. These securities were valued by third party pricing services using matrix or model pricing methodologies, and were corroborated by broker indicative bids. The remaining non-agency securities within mortgage-backed securities and collateralized mortgage obligations carried as held to maturity were specifically evaluated for OTTI, and the default rates and loss severities of the underlying collateral indicated that credit losses are not expected to occur. In addition, the Company recorded an OTTI charge of $139,000 related to a collateralized debt obligation that holds trust preferred securities in investments available for sale where default and deferrals on the underlying debt indicate credit losses are expected to occur within the security. An additional $225,000 charge was recognized in the quarter for preferred stock carried as an investment held to maturity. These securities were valued by third party pricing services using matrix or model pricing methodologies. There were no similar charges recorded in 2007 or 2006.

Gross unrealized loss in the available for sale investment portfolio was $3.2 million at December 31, 2008. This consisted primarily of unrealized loss on mortgage backed securities and collateralized mortgage obligations of $1.6 million, unrealized loss on obligations of states and political subdivisions of $1.3 million, and unrealized loss on other debt securities of $250,000. It is expected that these securities will not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates or other market conditions and not credit quality, and because the Bank has the ability and intent to hold these investments until a market price recovery or to maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired. Additional information about the investment securities portfolio is provided in Note 4 of the Notes to Consolidated Financial Statements in Item 8 below.

LOANS AND LEASES

Total loans and leases outstanding at December 31, 2008 were $6.1 billion, an increase of $75.7 million, or 1%, from year-end 2007. The growth rate is indicative of the controlled loan growth strategy employed in the current year in response to the current economic climate.

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

Umpqua Holdings Corporation

The following table presents the composition of the loan portfolio as of December 31 for each of the last five years:

Loan Portfolio Composition

As of December 31,

(dollars in thousands)

	2008		2007		2006		2005		2004
Type of Loan	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Real estate secured loans:
Construction	$931,090	15.2%	$1,202,173	19.9%	$1,189,090	22.2%	$638,555	16.3%	$481,836	13.9%
Mortgage	661,723	10.8%	582,771	9.6%	523,715	9.8%	427,877	10.9%	445,976	12.9%
Commercial and agricultural	3,236,645	52.8%	3,012,743	49.7%	2,649,468	49.4%	2,019,623	51.5%	1,700,634	49.0%

Total real estate loans	4,829,458	78.8%	4,797,687	79.2%	4,362,273	81.4%	3,086,055	78.7%	2,628,446	75.8%
Commercial and agricultural	1,211,167	19.7%	1,169,939	19.3%	924,917	17.2%	753,131	19.3%	733,876	21.2%
Leases	40,155	0.7%	40,207	0.7%	22,870	0.4%	17,385	0.4%	18,351	0.5%
Installment and other	62,044	1.0%	59,091	1.0%	63,262	1.2%	76,128	1.9%	98,406	2.8%
Deferred loan fees, net	(11,450)	-0.2%	(11,289)	-0.2%	(11,460)	-0.2%	(11,068)	-0.3%	(11,175)	-0.3%

Total loans	$6,131,374	100.0%	$6,055,635	100.0%	$5,361,862	100.0%	$3,921,631	100.0%	$3,467,904	100.0%

The following table presents the concentration distribution of our loan portfolio by major type:

Loan Concentrations

As of December 31, 2008 and 2007

(dollars in thousands)

	2008		2007
	Amount	Percentage	Amount	Percentage
Construction and land development	$931,090	15.2%	$1,202,173	19.9%
Farmland	93,533	1.5%	94,687	1.6%
Home equity credit lines	266,107	4.4%	196,895	3.2%
Single family first lien mortgage	204,076	3.3%	200,570	3.3%
Single family second lien mortgage	26,946	0.4%	29,451	0.5%
Multifamily	164,594	2.7%	155,855	2.6%
Commercial real estate	3,143,112	51.3%	2,918,056	48.1%

Total real estate secured	4,829,458	78.8%	4,797,687	79.2%
Commercial and industrial	1,139,441	18.5%	1,108,774	18.3%
Agricultural production	71,726	1.2%	61,165	1.0%
Consumer	36,316	0.6%	37,865	0.6%
Leases	40,155	0.7%	40,207	0.7%
Other	25,728	0.4%	21,226	0.4%
Deferred loan fees, net	(11,450)	-0.2%	(11,289)	-0.2%

Total loans	$6,131,374	100.0%	$6,055,635	100.0%

Commercial, agricultural and construction loans are the most sensitive to interest rate changes. The following table presents the maturity distribution of our commercial and construction loan portfolios and the sensitivity of these loans to changes in interest rates as of December 31, 2008:

Maturities and Sensitivities of Loans to Changes in Interest Rates

(in thousands)

	By Maturity				Loans Over One Year by Rate Sensitivity
	One Year or Less	One Through Five Years	Over Five Years	Total	Fixed Rate	Floating Rate
Commercial and agricultural	$ 655,750	$347,799	$207,618	$1,211,167	$307,833	$247,584
Real estate—construction	722,416	126,431	82,243	931,090	98,763	109,911

	$1,378,166	$474,230	$289,861	$2,142,257	$406,596	$357,495

ASSET QUALITY AND NON-PERFORMING ASSETS

We manage asset quality and control credit risk through diversification of the loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices. The Bank’s Credit Quality Group is charged with monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures across the Bank. The provision for loan and lease losses charged to earnings is based upon management’s judgment of the amount necessary to maintain the allowance at a level adequate to absorb probable incurred losses. The amount of provision charge is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of loan portfolio quality, general economic conditions that can impact the value of collateral, and other trends. The evaluation of these factors is performed through an analysis of the adequacy of the allowance for loan and lease losses. Reviews of non-performing, past due loans and larger credits, designed to identify potential charges to the allowance for loan and lease losses, and to determine the adequacy of the allowance, are conducted on a quarterly basis. These reviews consider such factors as the financial strength of borrowers, the value of the applicable collateral, loan loss experience, estimated loan losses, growth in the loan portfolio, prevailing economic conditions and other factors. Additional information regarding the methodology used in determining the adequacy of the allowance for loan and lease losses is contained in Part I Item 1of this report in the section titled Lending and Credit Functions.

Non-performing loans, which include non-accrual loans and accruing loans past due over 90 days, totaled $133.4 million or 2.18% of total loans as of December 31, 2008, as compared to $91.1 million, or 1.50% of total loans, at December 31, 2007. Non-performing assets, which include non-performing loans and foreclosed real estate (“other real estate owned”), totaled $161.3 million, or 1.88% of total assets as of December 31, 2008, compared with $98.0 million, or 1.18% of total assets as of December 31, 2007. The increase in non-performing assets in 2008 related primarily to the housing market downturn and its impact on our residential development portfolio.

Loans are classified as non-accrual when collection of principal or interest is doubtful—generally if they are past due as to maturity or payment of principal or interest by 90 days or more—unless such loans are well-secured and in the process of collection. Additionally, all loans that are “impaired” in accordance with SFAS No. 114, Accounting by Creditors for the Impairment of a Loan, are considered for non-accrual status. Loans placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospects for future payments in accordance with the loan agreement appear relatively certain. Foreclosed properties held as other real estate owned are recorded at the lower of the recorded investment in the loan or market value of the property less expected selling costs. Other real estate owned totaled $27.9 million and consisted of thirty-four properties as of December 31, 2008, and totaled $6.9 million and consisted of nine properties as of December 31, 2007. At December 31, 2008, one property with a carrying value of $10.0 million is subject to a sales contract, but is accounted for under the deposit method and continues to be reported as other real estate owned pursuant to SFAS No. 66, Accounting for Sales of Real Estate.

Umpqua Holdings Corporation

The Company has written down impaired, non-accrual loans as of December 31, 2008 to their estimated net realizable value, based on disposition value, and are expected to be resolved over the coming quarters with no additional material loss. Depending on the characteristics of a loan, the fair value of collateral is estimated by obtaining external appraisals. The following table summarizes our non-performing assets as of December 31 for each of the last five years.

Non-Performing Assets

As of December 31,

(dollars in thousands)

	2008	2007	2006	2005	2004
Loans on non-accrual status	$127,914	$81,317	$8,629	$5,953	$21,836
Loans past due 90 days or more and accruing	5,452	9,782	429	487	737

Total non-performing loans	133,366	91,099	9,058	6,440	22,573
Other real estate owned	27,898	6,943	—	1,123	979

Total non-performing assets	$161,264	$98,042	$9,058	$7,563	$23,552

Allowance for loan and lease losses	$95,865	$84,904	$60,090	$43,885	$44,229
Reserve for unfunded commitments	983	1,182	1,313	1,601	1,338

Allowance for credit losses	$96,848	$86,086	$61,403	$45,486	$45,567

ASSET QUALITY RATIOS:
Non-performing assets to total assets	1.88%	1.18%	0.12%	0.14%	0.48%
Non-performing loans to total loans	2.18%	1.50%	0.17%	0.16%	0.65%
Allowance for loan and lease losses to total loans	1.56%	1.40%	1.12%	1.12%	1.28%
Allowance for credit losses to total loans	1.58%	1.42%	1.15%	1.16%	1.31%
Allowance for credit losses to total non-performing loans	73%	94%	678%	706%	202%

The following table summarizes our non-performing assets by region as of December 31, 2008:

Non-Performing Assets by Region

(in thousands)

	December 31, 2008
	Oregon/ Washington	California	Total
Loans on nonaccrual status	$53,681	$74,233	$127,914
Loans past due 90 days or more and accruing	4,399	1,053	5,452

Total non-performing loans	58,080	75,286	133,366
Other real estate owned	18,271	9,627	27,898

Total non-performing assets	$76,351	$84,913	$161,264

Our residential development loan portfolio, a subset of the construction and development category, has been adversely impacted by the housing market downturn. As a result, the Company has focused it efforts to reduce our exposure to this segment. The following table presents a geographic distribution of the residential development portfolio during 2008 by quarter:

Residential Development Loans

(dollars in thousands)

	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	Change Since December 31, 2007
Northwest Oregon	$237,780	$201,368	$158,588	$152,686	$134,506	-43%
Central Oregon	57,933	56,346	51,594	37,213	31,186	-46%
Southern Oregon	50,437	48,220	44,781	38,048	33,850	-33%
Washington	45,206	42,519	36,324	34,327	27,531	-39%
Greater Sacramento	167,245	146,140	135,648	126,629	109,181	-35%
Northern California	115,604	87,424	74,730	66,414	47,905	-59%

Total	$674,205	$582,017	$501,665	$455,317	$384,159	-43%

Percentage of total loan portfolio	11%	10%	8%	7%	6%
Quarterly change amount		$(92,188)	$(80,352)	$(46,348)	$(71,158)
Quarterly change percentage		-14%	-14%	-9%	-16%
Year-to-date change amount		$(92,188)	$(172,540)	$(218,888)	$(290,046)
Year-to-date change percentage		-14%	-26%	-32%	-43%

The majority of our non-accrual loans throughout the year were concentrated in our residential development loan portfolio. At December 31, 2008, $87.2 million, or 68%, of the total $127.9 million of non-accrual loans were residential development loans. The following table presents a geographic distribution of the non-accrual residential development loans during 2008 by quarter:

Residential Development Non-accrual Loans

(dollars in thousands)

	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	Change Since December 31, 2007
Northwest Oregon	$—	$6,056	$4,366	$10,244	$18,720	NM
Central Oregon	4,897	4,897	2,050	4,208	15,846	224%
Southern Oregon	—	531	4,503	5,488	4,583	NM
Washington	13,775	9,167	5,645	4,235	648	-95%
Greater Sacramento	41,315	24,224	32,188	40,376	33,374	-19%
Northern California	—	5,037	22,744	18,438	14,041	NM

Total	$59,987	$49,912	$71,496	$82,989	$87,212	45%

Percentage of non-accrual loans	74%	70%	76%	74%	68%
Quarterly change amount		$(10,075)	$21,584	$11,493	$4,223
Quarterly change percentage		-17%	43%	16%	5%
Year-to-date change amount		$(10,075)	$11,509	$23,002	$27,225
Year-to-date change percentage		-17%	19%	38%	45%

NM - Not meaningful

At December 31, 2008, $38.2 million of loans were classified as restructured as compared to no loans at December 31, 2007. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The Company has obligations to lend $4.4 million of additional to funds to the restructured loans as of December 31, 2008, which primarily relates to one residential development project. While all of the restructured loans as of

Umpqua Holdings Corporation

December 31, 2008 were classified as impaired, only $14.6 million were placed on non-accrual. The $23.6 million of restructured loans on accrual status represent the only impaired loans accruing interest at December 31, 2008.

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

ALLOWANCE FOR LOAN AND LEASE LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS

The allowance for loan and lease losses (“ALLL”) totaled $95.9 million and $84.9 million at December 31, 2008 and 2007, respectively. The increase in the allowance for loan and lease losses as of December 31, 2008 is principally attributable to an increase in provision for loan and lease losses in excess of charge-offs.

The following table sets forth the allocation of the allowance for loan and lease losses:

Allowance for loan and lease losses Composition

As of December 31,

(in thousands)

	2008	2007	2006	2005	2004
Commercial	$23,104	$19,513	$14,161	$11,230	$12,334
Real estate	63,685	60,840	44,179	30,137	29,464
Loans to individuals and overdrafts	484	504	603	669	1,126
Unallocated	8,592	4,047	1,147	1,849	1,305

Allowance for loan and lease losses	$95,865	$84,904	$60,090	$43,885	$44,229

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the allowance for loan and lease losses, and acknowledges the inherent imprecision of all loss prediction models. The increase in unallocated ALLL in the current year reflects management’s evaluation of the existing general business and economic conditions, and declining credit quality and collateral value trends in the residential housing segment. The ALLL composition should not be interpreted as an indication of specific amounts or loan categories in which future charge-offs may occur.

The following table provides a summary of activity in the ALLL by major loan type for each of the five years ended December 31:

Activity in the Allowance for loan and lease losses

Years Ended December 31,

(dollars in thousands)

	2008	2007	2006	2005	2004
Balance at beginning of year	$ 84,904	$60,090	$43,885	$44,229	$25,352
Loans charged off:
Real estate	(89,218)	(21,340)	(734)	(132)	(42)
Commercial	(9,958)	(2,030)	(2,135)	(6,538)	(5,244)
Consumer and other	(1,876)	(1,360)	(1,336)	(1,082)	(1,143)

Total loans charged off	(101,052)	(24,730)	(4,205)	(7,752)	(6,429)

Recoveries:
Real Estate	2,676	1,250	897	32	292
Commercial	1,018	785	1,916	4,344	1,292
Consumer and other	641	701	818	564	360

Total recoveries	4,335	2,736	3,631	4,940	1,944

Net charge-offs	(96,717)	(21,994)	(574)	(2,812)	(4,485)
Addition incident to mergers	—	5,078	14,227	—	17,257
Reclassification(1)	—	—	—	—	(1,216)
Provision charged to operations	107,678	41,730	2,552	2,468	7,321

Balance at end of year	$ 95,865	$84,904	$60,090	$43,885	$44,229

Ratio of net charge-offs to average loans	1.58%	0.38%	0.01%	0.08%	0.17%
Ratio of provision to average loans	1.76%	0.72%	0.05%	0.07%	0.27%
Recoveries as a percentage of charge-offs	4.29%	11.06%	86.35%	63.73%	30.24%

(1)	Reflects amount of allowance related to unfunded commitments, which was reclassified during the third quarter of 2004.

The increase in the ALLL as of December 31, 2008 is primarily a result of the increase in the provision for loan and lease losses in 2008. The increase in the provision for loan and lease losses is a result of several factors. The significant slowdown in the housing industry, which has affected our residential development portfolio, has resulted in downgrades within the portfolio, an increase in non-performing loans, and an increase in loans charged-off during the year. Downgrades within the portfolio have increased our classified credit balances resulting in a higher risk rating-based component of the allowance for loan and lease losses. Non-performing loans have increased due to the identification of impaired loans that have been placed on non-accrual status. All non-accrual loans are individually evaluated for impairment. Prior to the second quarter of 2008, the Company would establish reserves within the allowance for loan and leases losses for these impairments and would recognize the charge-off of an impairment reserve when the loan was resolved, sold, or foreclosed and transferred to other real estate owned. Due to declining real estate values in our markets, it is increasingly likely that an impairment reserve on collateral dependent real estate loans represent a confirmed loss. As a result, beginning in the second quarter of 2008, the Company began recognizing the charge-off of impairment reserves on impaired loans in the period it arises for collateral dependent loans. This process has increased the amount of charge-offs recognized in 2008. Of the $101.1 million in charge-offs year-to-date, $69.1 million are residential development related. Additional discussion on the increase in provision for loan and lease losses is provided under the heading Provision for Loan and Lease Losses above.

Umpqua Holdings Corporation

The following table presents a summary of activity in the reserve for unfunded commitments (“RUC”):

Summary of Reserve for Unfunded Commitments Activity

Years Ended December 31,

(in thousands)

	2008	2007	2006
Balance, beginning of year	$1,182	$1,313	$1,601
Acquisition	—	134	382
Net decrease credited to other expenses	(199)	(265)	(670)

Balance, end of year	$983	$1,182	$1,313

We believe that the ALLL and RUC at December 31, 2008 are sufficient to absorb losses inherent in the loan portfolio and credit commitments outstanding as of that date, respectively, based on the best information available. This assessment, based in part on historical levels of net charge-offs, loan growth, and a detailed review of the quality of the loan portfolio, involves uncertainty and judgment; therefore, the adequacy of the ALLL and RUC cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

MORTGAGE SERVICING RIGHTS

The following table presents the key elements of our mortgage servicing rights asset as of December 31, 2008, 2007 and 2006:

Summary of Mortgage Servicing Rights

Years Ended December 31,

(dollars in thousands)

	2008	2007	2006
Balance, beginning of year(1)	$ 10,088	$9,952	$10,890
Additions for new mortgage servicing rights capitalized	2,694	892	1,487
Changes in fair value:
Due to changes in model inputs or assumptions(2)	(1,270)	595	—
Other(3)	(3,307)	(1,351)	—
Amortization of servicing rights	—	—	(1,198)
Impairment charge	—	—	(1,227)

Balance, end of year	$ 8,205	$10,088	$9,952

Balance of loans serviced for others	$955,494	$870,680	$955,444
MSR as a percentage of serviced loans	0.86%	1.16%	1.04%

(1)	Represents fair value as of December 31, 2007 and 2006 and amortized cost as of December 31, 2005.
The fair value as of December 31, 2005 was $10.9 million.

(2)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(3)	Represents changes due to collection/realization of expected cash flows over time.

As of December 31, 2008, we serviced residential mortgage loans for others with an aggregate outstanding principal balance of $955.5 million for which servicing assets have been recorded. Prior to the adoption of SFAS No.156 on January 1, 2007, the servicing asset recorded at the time of sale was amortized over the term of, and in proportion to, net servicing revenues.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

At December 31, 2008, we had goodwill and other intangible assets of $722.0 million and $35.8 million, respectively, as compared to $723.3 million and $41.6 million, respectively, at year-end 2007. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and are also reviewed for impairment. The decrease to other intangible assets is a result of scheduled amortization. We amortize other intangible assets on an accelerated or straight-line basis over an estimated ten to fifteen year life. No impairment losses separate from the scheduled amortization have been recognized in connection with other intangible assets since their initial recognition.

Goodwill and other intangible assets with indefinite lives are not amortized but instead are periodically tested for impairment. Management performs a goodwill impairment analysis on a quarterly basis. This impairment test involves a two-step process. The first step compares the fair value of a reporting unit (e.g. Retail Brokerage and Community Banking) to its carrying value. If the reporting unit’s fair value is less than its carrying value, the Company would be required to proceed to the second step. In the second step the Company calculates the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. The estimated fair value of the Company is allocated to all of the Company’s assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination and the estimated fair value of the reporting unit is the price paid to acquire it. The allocation process is performed only for purposes of determining the amount of goodwill impairment. No assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as a part of this process. Any excess of the estimated purchase price over the fair value of the reporting unit’s net assets represents the implied fair value of goodwill. If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss would be recognized as a charge to earnings in an amount equal to that excess.

The decrease in goodwill in the current year is principally attributable to a $1.0 million impairment loss relating to the Retail Brokerage operating segment. This charge resulted from the Company’s evaluation following the departure of certain Strand financial advisors. The valuation of the impairment at the Retail Brokerage operating segment was determined using an income approach by discounting cash flows of forecasted earnings. The key assumptions used to estimate the fair value of each reporting unit include earnings forecasts for five years, a terminal value based on expected future growth rates, and a discount rate reflective of current market conditions. The ending carrying value of the Retail Brokerage segment’s goodwill was $2.7 million as of December 31, 2008.

The remaining balance of goodwill is associated with our Community Banking operating segment. Management utilizes a variety of valuation techniques to analyze and measure the estimated fair value of reporting units under both the income and market valuation approach. Under the income approach, the fair value of the reporting unit is determined by projecting future earnings for five years, utilizing a terminal value based on expected future growth rates, and applying a discount rate reflective of current market conditions. The estimation of forecasted earning uses management’s best estimates of economic and market

Umpqua Holdings Corporation

conditions over the projected periods and considers estimated growth rates in loans and deposits and future expected changes in net interest margins. Various market-based valuation approaches are utilized and include applying market price to earnings, core deposit premium, and tangible book value multiples as observed from relevant, comparable peer companies of the reporting unit. Management also valued the reporting unit by applying an estimated control premium to the market capitalization as of December 31, 2008. Weightings are assigned to each of the aforementioned model results, judgmentally allocated based on the observability and reliability of the inputs, to arrive at a final fair value estimate of the reporting unit. To validate management’s assumptions and models, the Company engaged an independent valuation specialist to assist us in determining whether and to what extent our goodwill asset was impaired. The specialist utilized similar valuation techniques as explained above to value the fair value of the reporting unit. Both the Company’s and valuation specialist’s step one impairment test results indicated that the reporting unit’s fair value was less than its carrying value.

The external valuation specialist assisted management’s analysis under step two of the goodwill impairment test. Under this approach, the specialist calculated the fair value for its unrecognized identifiable intangible assets, such as the core deposit intangible and trade name, as well as the remaining assets and liabilities of the reporting unit. Fair value adjustments to items on the balance sheet primarily related to investment securities held to maturity, loans, other real estate owned, deferred taxes, deposits, term debt, and junior subordinated debentures. The most significant adjustment made was to adjust the carrying value of the Company’s loans receivable portfolio to fair value. The loan portfolio was stratified into sixty-eight loan pools that shared common characteristics, namely loan type, payment terms, and whether the loans were performing or non-performing. Each loan pool was discounted at a rate that considers current market interest rates, credit risk, and assumed liquidity premiums required based upon the nature of the underlying pool. Due to the disruption in the financial markets experience during the year, the liquidity premium reflects the reduction in demand in the secondary markets for all grades of non-conforming credit, including those that are performing. Liquidity premiums for individual loan categories generally ranged from 4.6% for performing loans to 30% for construction and non-performing loans.

Based on the results of the step two impairment test, management determined that the implied fair value of the goodwill was greater than its carrying amount on the Company’s balance sheet and no goodwill impairment existed as of December 31, 2008 in the Community Banking segment. There were no other impairments on goodwill or other intangible assets at any reporting unit for the years ended December 31, 2007 or 2006.

If the Company’s common stock price declines or continues to trade below book value per common share, or should general economic conditions deteriorate further or remain depressed for a prolonged period of time, particularly in the financial industry, the Company may be required to recognize an impairment of all, or some portion of, its goodwill. It is possible that changes in circumstances, existing at the measurement date or at other times in the future, or changes in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill, such as valuation multiples, discount rates, or projected earnings, could result in an impairment charge in future periods. Impairment charges, if any, may be material to the Company’s results of operations and financial position. However, any potential future impairment charge will have no effect on the Company’s or the Bank’s cash balances, liquidity, or regulatory capital ratios.

The inputs management utilizes to estimate the fair value of a reporting unit in step one of the goodwill impairment test, and estimating the fair values of the underlying assets and liabilities of a reporting unit in the second step of the goodwill impairment test, may require management to make significant judgments, assumptions and estimates where observable market may not readily exist. Such inputs include, but are not limited to, trading multiples from comparable transactions, control premiums, the value that may arise from synergies and other benefits that would accrue from control over an entity, and the appropriate rates to discount projected cash flows. Additionally, there may be limited current market inputs to value certain assets or liabilities, particularly loans and junior subordinated debentures. These valuation inputs are considered to be Level 3 inputs. Additional information regarding our estimate of fair value for financial instruments and other disclosures relating to fair value measurements is included in Note 22 of the Notes to Consolidated Financial Statements in Item 8 below.

Management will continue to monitor the relationship of the Company’s market capitalization to both its book value and tangible book value, which management attributes to both financial services industry-wide and Company specific factors, and to evaluate the carrying value of goodwill and other intangible assets. Additional information regarding our accounting for goodwill and other intangible assets is included in Notes 1, 2 and 8 of the Notes to Consolidated Financial Statements in Item 8 below.

DEPOSITS

Total deposits were $6.6 billion at December 31, 2008, representing a decrease of $391,000 from the prior year-end. As a result of the continued housing downturn, the Company has experienced a decline in title company and 1031 exchange customer deposit account balances of $282 million. However, these deposits were replaced with growth in consumer and small business deposit relationships. Despite the increased competitive pressures to build deposits in light of the current recessionary economic climate, management attributes the ability to maintain our overall deposit base and grow certain lines of business to ongoing business development and marketing efforts in our service markets. Information on average deposit balances and average rates paid is included under the Net Interest Income section of this report. Additional information regarding interest-bearing deposits is included in Note 11 of the Notes to Consolidated Financial Statements in Item 8 below.

The following table presents the deposit balances by major category as of December 31:

Deposits

As of December 31,

(dollars in thousands)

	2008		2007
	Amount	Percentage	Amount	Percentage
Non-interest bearing	$1,254,079	19%	$1,272,872	19%
Interest bearing demand	752,931	11%	820,122	12%
Savings and money market	2,335,158	36%	2,538,252	40%
Time, $100,000 or greater	1,232,265	19%	1,138,538	17%
Time, less than $100,000	1,014,502	15%	819,542	12%

Total	$6,588,935	100%	$6,589,326	100%

The following table presents the scheduled maturities of time deposits of $100,000 and greater as of December 31, 2008:

Maturities of Time Deposits of $100,000 and Greater

(in thousands)
Three months or less	$485,112
Three months to six months	316,001
Six months to one year	316,720
Over one year	114,432

Total	$1,232,265

On January 16, 2009, the Washington Department of Financial Institutions closed the Bank of Clark County, Vancouver, Washington, and appointed the Federal Deposit Insurance Corporation (“FDIC”) as its receiver. The FDIC entered into a purchase and assumption agreement with Umpqua Bank to assume certain assets and the insured non-brokered deposit balances at no premium. Additional information regarding this transaction is included in Note 28 of the Notes to Condensed Consolidated Financial Statements.

BORROWINGS

At December 31, 2008, the Bank had outstanding $47.6 million of securities sold under agreements to repurchase and no outstanding federal funds purchased balances. Additional information regarding securities sold under agreements to repurchase and federal funds purchased is provided in Notes 12 and 13 of Notes to Consolidated Financial Statements in Item 8 below.

Umpqua Holdings Corporation

At December 31, 2008, the Bank had outstanding term debt of $206.5 million primarily with the Federal Home Loan Bank (“FHLB”). The $132.6 million increase in FHLB advances and $11.3 million increase in securities sold under agreements to repurchase were offset in part by the $69.5 million decrease in federal funds purchased. Advances from the FHLB amounted to $205.9 million of the total and are secured by investment securities and residential mortgage loans. The FHLB advances outstanding at December 31, 2008 had fixed interest rates ranging from 3.07% to 7.44% and $130.0 million, or 63%, mature prior to December 31, 2009, while another $75.0 million, or 36%, mature prior to December 31, 2010. Management expects continued use of FHLB advances as a source of short and long-term funding. Additional information regarding term debt is provided in Note 14 of Notes to Consolidated Financial Statements in Item 8 below.

JUNIOR SUBORDINATED DEBENTURES

We had junior subordinated debentures with carrying values of $196.2 million and $236.4 million, respectively, at December 31, 2008 and 2007.

At December 31, 2008, approximately $219.6 million, or 95% of the total issued amount, had interest rates that are adjustable on a quarterly basis based on a spread over LIBOR. Interest expense for junior subordinated debentures decreased in 2008 as compared to 2007, primarily resulting from decreases in short-term market interest rates and LIBOR. Interest expense for junior subordinated debentures increased in 2007 over 2006. This increase in expense resulted from the issuance of $61.9 million of junior subordinated debentures in the second half of 2007 partially offset by decreases in short-term market interest rates and LIBOR. Although increases in short-term market interest rates will increase the interest expense for junior subordinated debentures, we believe that other attributes of our balance sheet will serve to mitigate the impact to net interest income on a consolidated basis.

Effective January 1, 2007, the Company adopted SFAS No. 159 allowing us to measure certain financial assets and liabilities at fair value. Umpqua selected the fair value measurement option for certain pre-existing junior subordinated debentures of $97.9 million (the Umpqua Statutory Trusts) as of the adoption date. The remaining junior subordinated debentures as of the adoption date were acquired through business combinations and were measured at fair value at the time of acquisition. In 2007 the Company issued two series of trust preferred securities and elected to measure each instrument at fair value. Accounting for junior subordinated debentures originally issued by the Company at fair value enables us to more closely align our financial performance with the economic value of those liabilities. Additionally, we believe it improves our ability to manage the market and interest rate risks associated with the junior subordinated debentures. The junior subordinated debentures measured at fair value and amortized cost have been presented as separate line items on the balance sheet.

The fair value of junior subordinated debentures is estimated using a discounted cash flow model. The future cash flows of these instruments are extended to the next available redemption date or maturity date as appropriate based upon the spreads of recent issuances or quotes from brokers for comparable bank holding companies compared to the contractual spread of each junior subordinated debenture measured at fair value. The significant inputs utilized in the estimation of fair value of these instruments is the credit risk adjusted spread and three month LIBOR. Generally, an increase in the credit risk adjusted spread and/or a decrease in the three month LIBOR will result in positive fair value adjustments. Conversely, a decrease in the credit risk adjusted spread and/or an increase in the three month LIBOR will result in positive fair value adjustments. For additional assurance, we obtained valuations from a third party pricing service to validate the results of our model.

Prior to the third quarter of 2008, we utilized a credit risk adjusted spread that was based upon recent issuances or quotes from brokers for comparable bank holding companies as of the date of valuation, and we considered this to be a Level 2 input. Due to the increasing and credit concerns in the capital markets and inactivity in the trust preferred markets that have limited the observability of market spreads, we have classified this as a Level 3 fair value measure in the third quarter of the current year. Management believes that the credit risk adjusted spread utilized is still indicative of those that would be used by market participants. Additional information regarding junior subordinated debentures measured at fair value and SFAS No. 157, is included in Note 22 of the Notes to Consolidated Financial Statements in Item 8 below.

All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of December 31, 2008, under guidance issued by the Board of Governors of the Federal Reserve System. Additional information regarding the terms of the junior subordinated debentures, including maturity/redemption dates, interest rates and the adoption of SFAS No. 159, is included in Note 15 of the Notes to Consolidated Financial Statements in Item 8 below.

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

The Bank had available lines of credit with the FHLB totaling $1.6 billion at December 31, 2008 subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $190.0 million at December 31, 2008. Availability of the lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict the consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. In 2008, the Bank paid the Company $52.5 million in dividends to fund regular operations. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to fund its quarterly cash dividend distributions to shareholders, when approved, and meet its ongoing cash obligations, which consist principally of debt service on the $230.1 million (issued amount) of outstanding junior subordinated debentures. As of December 31, 2008, the Company did not have any borrowing arrangements of its own.

Additional discussion related to liquidity related risks given the current economic climate is provided in Item 1A Risk Factors above.

As disclosed in the Consolidated Statements of Cash Flows in Item 8 of this report, net cash provided by operating activities was $146.5 million during 2008. The principal source of cash provided by operating activities was net income. The difference between cash provided by operating activities and net income largely consisted of non-cash items including a $107.7 million provision for loan and lease losses, partially offset by the $38.9 million gain on junior subordinated debentures carried at fair value. Net cash of $377.5 million used in investing activities consisted principally of $207.1 million of net loan growth and purchases of investment securities available for sale of $811.9 million, offset by proceeds from investment securities of $637.6 million. The $243.6 million of cash provided by financing activities primarily consisted of $345.0 million increase in term debt borrowings, $11.3 million increase in securities sold under agreements to repurchase, and $214.1 million from the issuance of preferred stock and warrants to the U.S. Treasury under the Capital Purchase Plan, offset by a $69.5 million decrease in Federal funds purchased, repayment of $212.3 million in term debt borrowings, and $45.8 million in dividend payments.

OFF-BALANCE-SHEET ARRANGEMENTS

Information regarding Off-Balance-Sheet Arrangements is included in Note 17 and Note 18 of the Notes to Consolidated Financial Statements.

Umpqua Holdings Corporation

The following table presents a summary of significant contractual obligations extending beyond one year as of December 31, 2008 and maturing as indicated:

Future Contractual Obligations

As of December 31, 2008

(in thousands)

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Term debt	$130,000	$75,000	$906	$504	$206,410
Junior subordinated debentures(1)	—	—	—	230,061	230,061
Operating leases, net of subleases	10,383	18,989	14,697	25,863	69,932
Other long-term liabilities(2)	2,989	4,515	3,925	38,404	49,833

Total contractual obligations	$143,372	$98,504	$19,528	$294,832	$556,236

(1)	Represents the issued amount of all junior subordinated debentures.

(2)	Includes maximum payments related to employee benefit plans, assuming all future vesting conditions are met. Additional information about employee benefit plans is provided in Note 16 of the Notes to Consolidated Financial Statements in Item 8 below.

The table above does not include deposit liabilities, interest payments or purchase accounting adjustments related to term debt or junior subordinated debentures.

Although we expect the Bank’s and the Company’s liquidity positions to remain satisfactory during 2009, there is significant competition for bank deposits. It is possible that our deposit growth for 2009 may not be maintained at previous levels due to increased pricing pressure or, in order to generate deposit growth, our pricing may need to be adjusted in a manner that results in increased interest expense on deposits.

CONCENTRATIONS OF CREDIT RISK

Information regarding Concentrations of Credit Risk is included in Notes 3, 5, and 17 of the Notes to Consolidated Financial Statements.

CAPITAL RESOURCES

Shareholders’ equity at December 31, 2008 was $1.5 billion, an increase of $247.1 million, or 20%, from December 31, 2007. The increase in shareholders’ equity during 2008 was principally due to the issuance of $214.2 million of preferred stock and detachable warrants to the U.S. Treasury pursuant to Umpqua’s participation in the CPP, common shares issued in connection with stock plans and related tax benefit of $1.0 million, unrealized gains on investment securities of $14.5 million, and retention of $13.6 million, or approximately 27%, of net income for the year.

The Federal Reserve Board has in place guidelines for risk-based capital requirements applicable to U.S. banks and bank/financial holding companies. These risk-based capital guidelines take into consideration risk factors, as defined by regulation, associated with various categories of assets, both on and off-balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The guidelines require an 8% total risk-based capital ratio, of which 4% must be Tier I capital. Our consolidated Tier I capital, which consists of shareholders’ equity and qualifying trust-preferred securities, less other comprehensive income, goodwill, other intangible assets, disallowed servicing assets and disallowed deferred tax assets, totaled $952.7 million at December 31, 2008. Tier II capital components include all, or a portion of, the allowance for loan and lease losses and the portion of trust preferred securities in excess of Tier I statutory limits. The total of Tier I capital plus Tier II capital components is referred to as Total Risk-Based Capital, and was $1.04 billion at December 31, 2008. The percentage ratios, as calculated under the guidelines, were 13.37% and 14.62% for Tier I and Total Risk-Based Capital, respectively, at December 31, 2008.

A minimum leverage ratio is required in addition to the risk-based capital standards and is defined as period-end shareholders’ equity and qualifying trust preferred securities, less other comprehensive income, goodwill and deposit-based intangibles, divided by average assets as adjusted for goodwill and other intangible assets. Although a minimum leverage ratio of 4% is required for the highest-rated financial holding companies that are not undertaking significant expansion programs, the Federal Reserve Board may require a financial holding company to maintain a leverage ratio greater than 4% if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve Board. The Federal Reserve Board uses the leverage and risk-based capital ratios to assess capital adequacy of banks and financial holding companies. Our consolidated leverage ratios at December 31, 2008 and 2007 were 12.38%, and 9.24%, respectively. As of December 31, 2008, the most recent notification from the FDIC categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s regulatory capital category.

At December 31, 2008, all three of the capital ratios of the Bank exceeded the minimum ratios required by federal regulation. Management monitors these ratios on a regular basis to ensure that the Bank remains within regulatory guidelines. Further information regarding the actual and required capital ratios is provided in Note 21 of the Notes to Consolidated Financial Statements in Item 8 below.

During the first, second and third quarters of 2008, Umpqua’s Board of Directors declared a quarterly cash dividend of $0.19 per share. For the fourth quarter of 2008 the Board declared a quarterly cash dividend of $0.05. This decrease was made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth. The payment of cash dividends is subject to regulatory limitations as described under the Supervision and Regulation section of Part I of this report.

On November 14, 2008, we issued 214,181 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, with an aggregate liquidation preference of $214.2 million, or $1,000 per share, to the United State Department of the Treasury (“U.S. Treasury”) pursuant to the TARP Capital Purchase Program. The preferred stock will bear cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter, in each case, applied to the $1,000 per share liquidation preference, but will only be paid when, as and if declared by the Company’s Board of Directors out of funds legally available therefor. Dividend payments are payable quarterly in arrears on the 15th day of February, May, August and November of each year.

In connection with the issuance and sale of the preferred stock , the Company entered into a Letter Agreement including the Securities Purchase Agreement – Standard Terms (the “Agreement”) with the U.S. Treasury. The Agreement contains certain limitations on the payment of quarterly cash dividends on the Company’s common stock in excess of $0.19 per share, and on the Company’s ability to repurchase its common stock. The preferred stock has no maturity date and ranks senior to our common stock with respect to the payment of dividends and distribution of amounts payable upon liquidation, dissolution and winding up of the Company. The preferred stock has no general voting or participation rights, and no sinking fund requirements. In the event dividends on the preferred stock are not paid full for six dividend periods, whether or not consecutive, the preferred stock holders will have the right to elect two directors. Additional information about preferred stock is included in Note 19 of the Notes to Consolidated Financial Statements in Item 8 below.

There is no assurance that future cash dividends on common shares will be declared or increased. The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the years ended December 31, 2008, 2007 and 2006:

Cash Dividends and Payout Ratios per Common Share

	2008	2007	2006
Dividend declared per common share	$0.62	$0.74	$0.60
Dividend payout ratio	76%	70%	37%

Umpqua Holdings Corporation

On April 19, 2007, the Company announced that the Board of Directors approved an expansion of the common stock repurchase plan, increasing the repurchase limit to 6.0 million shares and extending the plan’s expiration date from June 30, 2007 to June 30, 2009. As of December 31, 2008, a total of 1.5 million shares remained available for repurchase. There were no shares repurchased in open market transactions during the fourth quarter of 2008. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, our capital plan, and are subject to certain limitations resulting from the Company’s participation in the TARP Capital Purchase Program. In addition, our stock plans provide that option and award holders may pay for the exercise price and tax withholdings in part or whole by tendering previously held shares.

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

Management utilizes an interest rate simulation model to estimate the sensitivity of net interest income to changes in market interest rates. Such estimates are based upon a number of assumptions for each scenario, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments. Interest rate sensitivity is a function of the repricing characteristics of our interest-earning assets and interest-bearing liabilities. These repricing characteristics are the time frames within which the interest-bearing assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity during the life of the instruments. Interest rate sensitivity management focuses on the maturity structure of assets and liabilities and their repricing characteristics during periods of changes in market interest rates. Effective interest rate sensitivity management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable timeframe, thereby minimizing the impact of interest rate changes on net interest income. Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities at a point in time that are subject to repricing at various time horizons: immediate to three months, four to twelve months, one to five years, over five years, and on a cumulative basis. The differences are known as interest sensitivity gaps. The table below sets forth interest sensitivity gaps for these different intervals as of December 31, 2008.

Umpqua Holdings Corporation

Interest Sensitivity Gap

(dollars in thousands)

	By Repricing Interval				Non-Rate- Sensitive	Total
	0-3 Months	4-12 Months	1-5 Years	Over 5 Years
ASSETS
Temporary Investments	$56,612	$—	$—	$—	$—	$56,612
Trading account assets	1,987	—	—	—	—	1,987
Securities available-for-sale	193,098	335,907	593,560	112,062	4,085	1,238,712
Securities held-to-maturity	17,201	2,457	3,192	1	(7,039)	15,812
Loans and loans held for sale	2,355,523	883,705	2,606,089	320,247	(11,835)	6,153,729
Non-interest-earning assets	—	—	—	—	1,130,698	1,130,698

Total assets	2,624,421	1,222,069	3,202,841	432,310	1,115,909	$8,597,550

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	752,931	—	—	—	—	$752,931
Savings and money-market deposits	2,335,158	—	—	—	—	2,335,158
Time deposits	876,014	1,151,739	216,182	2,995	(163)	2,246,767
Securities sold under agreements to repurchase	47,588	—	—	—	—	47,588
Federal funds purchased	—	—	—	—	—	—
Term debt	62	130,193	76,006	504	(234)	206,531
Junior subordinated debentures	178,092	—	—	10,465	7,618	196,175
Non-interest bearing liabilities and shareholders’ equity	—	—	—	—	2,812,400	2,812,400

Total liabilities and shareholders’ equity	4,189,845	1,281,932	292,188	13,964	2,819,621	$8,597,550

Interest rate sensitivity gap	(1,565,424)	(59,863)	2,910,653	418,346	(1,703,712)	—
Cumulative interest rate sensitivity gap	$(1,565,424)	$(1,625,287)	$1,285,366	$1,703,712	$—

Cumulative gap as a % of earning assets	-21.0%	-21.8%	17.2%	22.8%

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

We utilize an interest rate simulation model to monitor and evaluate the impact of changing interest rates on net interest income. The estimated impact on our net interest income over a time horizon of one year as of December 31, 2008 is indicated in the table below. For the scenarios shown, the interest rate simulation assumes a parallel and sustained shift in market interest rates ratably over a twelve-month period and no change in the composition or size of the balance sheet. For example, the “up 200 basis points” scenario is based on a theoretical increase in market rates of 16.7 basis points per month for twelve months applied to the balance sheet of December 31 for each respective year.

Interest Rate Simulation Impact on Net Interest Income

As of December 31,

(dollars in thousands)

	2008		2007		2006
	Increase (Decrease) in Net Interest Income from Base Scenario	Percentage Change	Increase (Decrease) in Net Interest Income from Base Scenario	Percentage Change	Increase (Decrease) in Net Interest Income from Base Scenario	Percentage Change
Up 200 basis points	$(9,539)	-3.6%	$(7,646)	-2.7%	$(2,596)	-0.9%
Up 100 basis points	$(4,824)	-1.8%	$(3,868)	-1.4%	$(1,082)	-0.4%
Down 100 basis points	$1,370	0.5%	$4,622	1.6%	$989	0.4%
Down 200 basis points	$(2,304)	-0.9%	$5,211	1.8%	$(2,557)	-0.9%

At December 31, 2006, we were “liability-sensitive” in three of four scenarios. However, our overall sensitivity in all four scenarios has decreased as compared to prior years indicating a more neutral interest risk position. As of December 31, 2007, we believe our balance sheet was in a “liability-sensitive” position, as the repricing characteristics were such that an increase in market interest rates would have a negative effect on net interest income and a decrease in market interest rates would have positive effect on net interest income. At December 31, 2008, we were “liability-sensitive” in three of four scenarios. In an increased market interest rate scenario, our liability sensitivity has increased from prior years. Some of the assumptions made in the simulation model may not materialize and unanticipated events and circumstances will occur. In addition, the simulation model does not take into account any future actions which we could undertake to mitigate an adverse impact due to changes in interest rates from those expected, in the actual level of market interest rates or competitive influences on our deposit base.

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

The table below illustrates the effects of various market interest rate changes on the fair values of financial assets and liabilities (excluding mortgage servicing rights) as compared to the corresponding carrying values and fair values:

Interest Rate Simulation Impact on Fair Value of Financial Assets and Liabilities

As of December 31,

(dollars in thousands)

	2008		2007
	Increase (Decrease) in Estimated Fair Value of Equity	Percentage Change	Increase (Decrease) in Estimated Fair Value of Equity	Percentage Change
Up 200 basis points	$(155,229)	-6.5%	$(119,042)	-5.9%
Up 100 basis points	$(85,391)	-3.6%	$(54,159)	-2.7%
Down 100 basis points	$52,031	2.2%	$22,483	1.1%
Down 200 basis points	$21,450	0.9%	$18,387	0.9%

Consistent with the results in the interest rate simulation impact on net interest income, our overall sensitivity to market interest rate changes has increased as compared to 2007.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Umpqua Holdings Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Umpqua Holdings Corporation and Subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Umpqua Holdings Corporation and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Umpqua Holdings Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Portland, Oregon

February 26, 2009

Umpqua Holdings Corporation

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

(in thousands, except shares)

	2008	2007
ASSETS
Cash and due from banks	$148,064	$188,782
Temporary investments	56,612	3,288

Total cash and cash equivalents	204,676	192,070
Investment securities
Trading	1,987	2,837
Available for sale, at fair value	1,238,712	1,050,756
Held to maturity, at amortized cost	15,812	6,005
Loans held for sale	22,355	13,047
Loans and leases	6,131,374	6,055,635
Allowance for loan and lease losses	(95,865)	(84,904)

Net loans and leases	6,035,509	5,970,731
Restricted equity securities	16,491	15,273
Premises and equipment, net	104,694	106,267
Goodwill and other intangible assets, net	757,833	764,906
Mortgage servicing rights, at fair value	8,205	10,088
Other real estate owned	27,898	6,943
Other assets	163,378	201,130

Total assets	$8,597,550	$8,340,053

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$1,254,079	$1,272,872
Interest bearing	5,334,856	5,316,454

Total deposits	6,588,935	6,589,326
Securities sold under agreements to repurchase	47,588	36,294
Federal funds purchased	—	69,500
Term debt	206,531	73,927
Junior subordinated debentures, at fair value	92,520	131,686
Junior subordinated debentures, at amortized cost	103,655	104,680
Other liabilities	71,313	94,702

Total liabilities	7,110,542	7,100,115

COMMITMENTS AND CONTINGENCIES (NOTE 17)

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 2,000,000 shares authorized;
Series A (liquidation preference $1,000 per share); issued and outstanding: 214,181 in 2008 and none in 2007	202,178	—
Common stock, no par value, 100,000,000 shares authorized; issued and outstanding: 60,146,400 in 2008 and 59,980,161 in 2007	1,005,820	988,780
Retained earnings	264,938	251,545
Accumulated other comprehensive income (loss)	14,072	(387)

Total shareholders’ equity	1,487,008	1,239,938

Total liabilities and shareholders’ equity	$8,597,550	$8,340,053

See notes to consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2008, 2007 and 2006

(in thousands, except per share amounts)

	2008	2007	2006
INTEREST INCOME
Interest and fees on loans	$393,927	$443,939	$372,201
Interest and dividends on investment securities
Taxable	41,189	34,891	27,370
Exempt from federal income tax	6,653	5,822	3,882
Dividends	334	325	285
Interest on temporary investments	443	3,415	2,203

Total interest income	442,546	488,392	405,941

INTEREST EXPENSE
Interest on deposits	129,370	180,840	119,881
Interest on securities sold under agreements to repurchase and federal funds purchased	2,220	2,135	6,829
Interest on term debt	6,994	2,642	2,892
Interest on junior subordinated debentures	13,655	16,821	14,215

Total interest expense	152,239	202,438	143,817

Net interest income	290,307	285,954	262,124
PROVISION FOR LOAN AND LEASE LOSSES	107,678	41,730	2,552

Net interest income after provision for loan and lease losses	182,629	244,224	259,572

NON-INTEREST INCOME
Service charges on deposit accounts	34,775	32,126	26,975
Brokerage commissions and fees	8,948	10,038	9,649
Mortgage banking revenue, net	2,436	7,791	7,560
Net gain (loss) on investment securities	1,349	(13)	(21)
Net (loss) gain on other real estate owned	(8,313)	(4)	72
Gain on junior subordinated debentures carried at fair value	38,903	4,928	—
Proceeds from Visa mandatory partial redemption	12,633	—	—
Other income	8,074	9,959	9,362

Total non-interest income	98,805	64,825	53,597

NON-INTEREST EXPENSE
Salaries and employee benefits	114,600	112,864	98,840
Net occupancy and equipment	37,047	35,785	31,752
Communications	7,063	7,202	6,352
Marketing	4,573	5,554	5,760
Services	18,792	18,564	15,951
Supplies	2,908	3,627	2,994
FDIC assessments	5,182	1,223	630
Intangible amortization	5,857	6,094	3,728
Goodwill impairment	982	—	—
Merger related expenses	—	3,318	4,773
Visa litigation	(5,183)	5,183	—
Other expenses	16,436	14,704	11,169

Total non-interest expense	208,257	214,118	181,949

Income before provision for income taxes	73,177	94,931	131,220
Provision for income taxes	22,133	31,663	46,773

Net income	51,044	63,268	84,447
Preferred stock dividends	1,620	—	—

Net income available to common shareholders	$49,424	$63,268	$84,447

Earnings per common share:
Basic	$0.82	$1.06	$1.61
Diluted	$0.82	$1.05	$1.59
Weighted average number of common shares outstanding:
Basic	60,084	59,828	52,311
Diluted	60,433	60,428	53,050

See notes to consolidated financial statements

Umpqua Holdings Corporation

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2008, 2007 and 2006

(in thousands, except shares)

	Preferred Stock	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
		Shares	Amount
BALANCE AT JANUARY 1, 2006	$—	44,556,269	$564,579	$183,591	$(9,909)	$738,261
Net income				84,447		84,447
Other comprehensive income, net of tax					470	470

Comprehensive income						$84,917

Stock-based compensation			1,932			1,932
Stock repurchased and retired		(6,142)	(179)			(179)
Issuances of common stock under stock plans and related tax benefit		784,715	10,814			10,814
Stock issued in connection with acquisition		12,745,329	353,721			353,721
Cash dividends on common stock ($0.60 per share)				(33,255)		(33,255)

Balance at December 31, 2006	$—	58,080,171	$930,867	$234,783	$(9,439)	$1,156,211

BALANCE AT JANUARY 1, 2007	$—	58,080,171	$930,867	$234,783	$(9,439)	$1,156,211
Adoption of fair value option—junior subordinated debentures				(2,064)		(2,064)
Net income				63,268		63,268
Other comprehensive income, net of tax					9,052	9,052

Comprehensive income						$72,320

Stock-based compensation			2,684			2,684
Stock repurchased and retired		(4,061,439)	(96,291)			(96,291)
Issuances of common stock under stock plans and related tax benefit		797,856	9,408			9,408
Stock issued in connection with acquisition		5,163,573	142,112			142,112
Cash dividends on common stock ($0.74 per share)				(44,442)		(44,442)

Balance at December 31, 2007	$—	59,980,161	$988,780	$251,545	$(387)	$1,239,938

BALANCE AT JANUARY 1, 2008	$—	59,980,161	$988,780	$251,545	$(387)	$1,239,938
Net income				51,044		51,044
Other comprehensive income, net of tax					14,459	14,459

Comprehensive income						$65,503

Stock-based compensation			3,893			3,893
Stock repurchased and retired		(8,199)	(129)			(129)
Issuances of common stock under stock plans and related tax benefit		174,438	1,022			1,022
Issuance of preferred stock to U.S. Treasury	201,927					201,927
Issuance of warrants to U.S. Treasury			12,254			12,254
Amortization of discount on preferred stock	251			(251)		—
Cash dividends on common stock ($0.62 per share)				(37,400)		(37,400)

Balance at December 31, 2008	$202,178	60,146,400	$1,005,820	$264,938	$14,072	$1,487,008

See notes to consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2008, 2007 and 2006

(in thousands)

	2008	2007	2006
Net income	$51,044	$63,268	$84,447

Unrealized gains arising during the year on investment securities available for sale	33,950	15,074	762
Reclassification adjustment for (gains), losses or impairments realized in net income, net of tax (expense of $2,156 in 2008 and benefit of $5 and $8 in 2007 and 2006, respectively)	(3,234)	8	13
Income tax expense related to unrealized gains on investment securities, available for sale	(13,580)	(6,030)	(305)

Net change in unrealized gains on investment securities available for sale	17,136	9,052	470

Unrealized losses on investment securities available for sale transferred to investment securities held to maturity, (net of tax benefit of $2,988 in 2008)	(4,482)	—	—
Reclassification adjustment for impairments realized in net income (net of tax benefit of $1,146 in 2008)	1,718	—	—
Amortization of unrealized losses on investment securities transferred to held to maturity (net of tax benefit of $58 for 2008)	87	—	—

Net change in unrealized losses on investment securities transferred to held to maturity	(2,677)	—	—

Other comprehensive income, net of tax	14,459	9,052	470

Comprehensive income	$65,503	$72,320	$84,917

See notes to consolidated financial statements

Umpqua Holdings Corporation

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2008, 2007 and 2006

(in thousands)

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$51,044	$63,268	$84,447
Adjustments to reconcile net income to net cash provided by operating activities:
Restricted equity securities stock dividends	(198)	(234)	(285)
Deferred income tax expense (benefit)	9,889	(5,080)	(6,143)
Amortization (accretion) of investment premiums and discounts, net	1,898	(373)	1,101
(Gain) loss on sale of investment securities available for sale	(5,529)	13	21
Other-than-temporary impairment on investment securities available for sale	139	—	—
Other-than-temporary impairment on investment securities held to maturity	4,041	—	—
Loss (gain) on sale of other real estate owned	3,229	4	(72)
Valuation adjustment on other real estate owned	5,084	—	—
Provision for loan and lease losses	107,678	41,730	2,552
Depreciation, amortization and accretion	7,085	12,765	11,331
Goodwill impairment	982	—	—
Increase in mortgage servicing rights	(2,694)	(892)	(1,487)
Change in mortgage servicing rights carried at fair value	4,577	756	—
Change in junior subordinated debentures carried at fair value	(39,166)	(4,829)	—
Stock-based compensation	3,893	2,684	1,932
Net decrease (increase) in trading account assets	850	1,367	(1,132)
Gain on sale of loans	(790)	(1,406)	(1,657)
Origination of loans held for sale	(250,439)	(253,647)	(259,767)
Proceeds from sales of loans held for sale	241,481	256,830	254,873
Excess tax benefits from the exercise of stock options	(5)	(289)	(1,173)
Net decrease (increase) in other assets	18,032	(29,945)	29,205
Net (decrease) increase in other liabilities	(14,535)	(3,084)	4,249

Net cash provided by operating activities	146,546	79,638	117,995

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(811,868)	(372,223)	(60,651)
Proceeds from investment securities available for sale	635,883	137,497	90,841
Proceeds from investment securities held to maturity	1,705	2,737	2,764
Purchases of restricted equity securities	(4,415)	—	—
Redemption of restricted equity securities	3,395	5,603	9,322
Net loan and lease originations	(230,098)	(315,860)	(437,549)
Proceeds from sales of loans	22,952	23,295	23,444
Proceeds from disposals of furniture and equipment	357	5,813	247
Purchases of premises and equipment	(10,737)	(9,560)	(13,597)
Proceeds from sales of real estate owned	15,319	17,906	1,192
Cash acquired in merger, net of cash consideration paid	—	78,729	36,950

Net cash used by investing activities	(377,507)	(426,063)	(347,037)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

(in thousands)

	2008	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposit liabilities	(437)	286,315	539,172
Net (decrease) increase in Federal funds purchased	(69,500)	69,500	(55,000)
Net increase (decrease) in securities sold under agreements to repurchase	11,294	(11,691)	(10,880)
Proceeds from term debt borrowings	345,000	—	600,000
Repayment of term debt	(212,284)	(34,685)	(652,634)
Proceeds from the issuance of junior subordinated debentures	—	60,000	—
Repayment of junior subordinated debentures	—	(36,084)	—
Proceeds from issuance of preferred stock	201,927	—	—
Proceeds from issuance of warrants	12,254	—	—
Dividends paid on common stock	(45,796)	(43,461)	(28,131)
Excess tax benefits from the exercise of stock options	5	289	1,173
Proceeds from stock options exercised	1,233	8,955	9,415
Retirement of common stock	(129)	(96,291)	(179)

Net cash provided by financing activities	243,567	202,847	402,936

Net increase (decrease) in cash and cash equivalents	12,606	(143,578)	173,894
Cash and cash equivalents, beginning of year	192,070	335,648	161,754

Cash and cash equivalents, end of year	$204,676	$192,070	$335,648

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$156,686	$202,979	$137,034
Income taxes	$6,092	$50,495	$46,084
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gains on investment securities available for sale, net of taxes	$17,136	$9,052	$470
Change in unrealized loss on investment securities held to maturity, net of taxes	$(2,677)	$—	$—
Cash dividend declared and payable after year-end	$3,016	$11,436	$10,476
Transfer of investment securities available for sale to held to maturity	$12,580	$—	$—
Transfer of loans to other real estate owned	$44,587	$24,853	$—
Acquisitions:
Common stock issued upon business combination	$—	$135,182	$343,012
Assets acquired	$—	$648,877	$1,455,140
Liabilities assumed	$—	$585,494	$1,138,369
Assets acquired net of liabilities assumed	$—	$63,383	$316,771

See notes to consolidated financial statements

Umpqua Holdings Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

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

Basis of Financial Statement Presentation—The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with prevailing practices within the banking and securities industries. In preparing such financial statements, management is required to make certain estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses for the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses, the valuation of mortgage servicing rights, the fair value of junior subordinated debentures and the valuation of goodwill and other intangible assets.

Consolidation—The accompanying consolidated financial statements include the accounts of the Company, the Bank and Strand. All significant intercompany balances and transactions have been eliminated in consolidation. As of December 31, 2008, the Company had 14 wholly-owned trusts (“Trusts”) that were formed to issue trust preferred securities and related common securities of the Trusts. The Company has not consolidated the accounts of the Trusts in its consolidated financial statements in accordance with FASB Interpretation 46R, Consolidation of Variable Interest Entities. As a result the junior subordinated debentures issued by the Company to the Trusts, are reflected on the Company’s consolidated balance sheet as junior subordinated debentures.

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

Investment Securities—Debt securities are classified as held to maturity if the Company has both the intent and ability to hold those securities to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the effective interest method over their contractual lives.

Securities are classified as available for sale if the Company intends and has the ability to hold those securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available for sale are carried at fair value. Unrealized holding gains or losses are included in other comprehensive income as a separate component of shareholders’ equity, net of tax. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

Unrealized losses due to fluctuations in the fair value of securities held to maturity or available for sale are recognized through earnings when it is determined that an other-than-temporary decline in value has occurred. The Company assesses other-than-temporary impairment based on the nature of the decline and whether the Company has the ability and intent to hold the investments until a market price recovery. Other-than-temporary impairment losses totaling $4.2 million were recognized in the year ended December 31, 2008 within net gain (loss) on investment securities. No other-than-temporary impairment losses were recognized in the years ended December 31, 2007 or 2006.

Transfers of securities from available for sale to held to maturity are accounted for at fair value as of the date of the transfer. The difference between the fair value and the par value at the date of transfer is considered a premium or discount and is accounted for accordingly. Any unrealized gain or loss at the date of the transfer is reported in other comprehensive income, and is amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of any premium or discount, and will offset or mitigate the effect on interest income of the amortization of the premium or discount for that held to maturity security.

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

Loans are classified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due, in accordance with the terms of the original loan agreement. The carrying value of impaired loans is based on the present value of expected future cash flows (discounted at each loan’s effective interest rate) or, for collateral dependent loans, at fair value of the collateral, less selling costs. If the measurement of each impaired loans’ value is less than the recorded investment in the loan, we recognize this impairment and adjust the carrying value of the loan to fair value through the allowance for loan and lease losses. This can be accomplished by charging-off the impaired portion of the loan or establishing a specific component to be provided for in the allowance for loan and lease losses.

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

Allowance for loan and lease losses—The Bank performs regular credit reviews of the loan and lease portfolio to determine the credit quality of the portfolio and the adherence to underwriting standards. When loans and leases are originated, they are assigned a risk rating that is reassessed periodically during the term of the loan through the credit review process. The Company’s risk rating methodology assigns risk ratings ranging from 1 to 10, where a higher rating represents higher risk. The 10 risk rating categories are a primary factor in determining an appropriate amount for the allowance for loan and lease losses.

Umpqua Holdings Corporation and Subsidiaries

The Bank has a management ALLL Committee, which is responsible for, among other things, regularly reviewing the ALLL methodology, including loss factors, and ensuring that it is designed and applied in accordance with generally accepted accounting principles. The ALLL Committee reviews and approves loans and leases recommended for impaired status. The ALLL Committee also approves removing loans and leases from impaired status. The Bank’s Audit and Compliance Committee provides board oversight of the ALLL process and reviews and approves the ALLL methodology on a quarterly basis.

Each risk rating is assessed an inherent credit loss factor that determines the amount of the allowance for loan and lease losses provided for that group of loans and leases with similar risk rating. Credit loss factors may vary by region based on management’s belief that there may ultimately be different credit loss rates experienced in each region.

Regular credit reviews of the portfolio also identify loans that are considered potentially impaired. Potentially impaired loans are referred to the ALLL Committee which reviews and approves designated loans as impaired. A loan is considered impaired when based on current information and events, we determine that we will probably not be able to collect all amounts due according to the loan contract, including scheduled interest payments. When we identify a loan as impaired, we measure the impairment using discounted cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of the collateral, less selling costs, instead of discounted cash flows. If we determine that the value of the impaired loan is less than the recorded investment in the loan, we either recognize this impairment reserve as a specific component to be provided for in the allowance for loan and lease losses or charge-off the impaired balance on collateral dependent loans if it is determined that such amount represents a confirmed loss. The combination of the risk rating-based allowance component and the impairment reserve allowance component lead to an allocated allowance for loan and lease losses.

The Bank may also maintain an unallocated allowance amount to provide for other credit losses inherent in a loan and lease portfolio that may not have been contemplated in the credit loss factors. This unallocated amount generally comprises less than 5% of the allowance, but may be maintained at higher levels during times of deteriorating economic conditions characterized by falling real estate values. The unallocated amount is reviewed periodically based on trends in credit losses, the results of credit reviews and overall economic trends.

As adjustments become necessary, they are reported in earnings in the periods in which they become known as a change in the provision for loan and lease losses and a corresponding charge to the allowance. Loans, or portions thereof, deemed uncollectible are charged to the allowance. Provisions for losses, and recoveries on loans previously charged-off, are added to the allowance.

The adequacy of the ALLL is monitored on a regular basis and is based on management’s evaluation of numerous factors. These factors include the quality of the current loan portfolio; the trend in the loan portfolio’s risk ratings; current economic conditions; loan concentrations; loan growth rates; past-due and non-performing trends; evaluation of specific loss estimates for all significant problem loans; historical charge-off and recovery experience; and other pertinent information.

Management believes that the ALLL was adequate as of December 31, 2008. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 79% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses. Over the last two years, there has been deterioration in the residential development market which has led to an increase in non-performing loans and the allowance for loan and lease losses. A continued deterioration in this market or deterioration in other segments of our loan portfolio may lead to additional charges to the provision for loan and lease losses.

Reserve for Unfunded Commitments—A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is adequate to absorb probable losses associated with the Bank’s commitment to lend funds under existing agreements such as letters or lines of credit. Management determines the adequacy of the reserve for unfunded commitments based upon reviews of individual credit facilities, current economic conditions, the risk characteristics of the various categories of commitments and other relevant factors. The reserve is based on estimates, and ultimate losses may vary from the current estimates. These estimates are evaluated on a regular basis and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Draws on unfunded commitments that are considered uncollectible at the time funds are advanced are charged to the allowance. Provisions for unfunded commitment losses, and recoveries on loans commitments previously charged-off, are added to the reserve for unfunded commitments, which is included in the Other Liabilities section of the consolidated balance sheets.

Loan Fees and Direct Loan Origination Costs—Loan origination and commitment fees and direct loan origination costs are deferred and recognized as an adjustment to the yield over the life of the related loans.

Restricted Equity Securities—Restricted equity securities were $16.5 million and $15.3 million at December 31, 2008 and 2007, respectively. Federal Home Loan Bank stock amounted to $15.6 million and $14.3 million of the total restricted securities as of December 31, 2008 and 2007, respectively. Federal Home Loan Bank stock represents the Bank’s investment in the Federal Home Loan Banks of Seattle and San Francisco (“FHLB”) stock and is carried at par value, which reasonably approximates its fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2008, the Bank’s minimum required investment in FHLB stock was $9.5 million. The Bank may request redemption at par value of any stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB.

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

Amortization of intangible assets is included in other non-interest expense in the consolidated statements of income. Goodwill is tested for impairment on a quarterly basis and more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount of the asset exceeds its implied fair value.

Mortgage Servicing Rights—SFAS No. 156, issued in March 2006, requires all separately recognized servicing assets and liabilities to be initially measured at fair value. In addition, entities are permitted to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to and over the period of the estimated net servicing income or loss and assess the rights for impairment. Beginning with the fiscal year in which an entity adopts SFAS No. 156, it may elect to subsequently measure a class of servicing assets and liabilities at fair value. The effect of remeasuring an existing class of servicing assets and liabilities at fair value is to be reported as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. For the Company, this standard became effective on January 1, 2007.

The Company determines its classes of servicing assets based on the asset type being serviced along with the methods used to manage the risk inherent in the servicing assets, which includes the market inputs used to value the servicing assets. The Company elected to measure its residential mortgage servicing assets at fair value subsequent to adoption. As the

Umpqua Holdings Corporation and Subsidiaries

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

Retained mortgage servicing rights are measured at fair values as of the date of sale. We use quoted market prices when available. Subsequent fair value measurements are determined using a discounted cash flow model. In order to determine the fair value of the MSR, the present value of expected future cash flows is estimated. Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income. This model is periodically validated by an independent external model validation group. The model assumptions and the MSR fair value estimates are also compared to observable trades of similar portfolios as well as to MSR broker valuations and industry surveys. Key assumptions used in measuring the fair value of MSR as of December 31, 2008 were as follows:

Constant prepayment rate	13.69%
Discount rate	8.85%
Weighted average life (years)	5.0

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

For purposes of evaluating and measuring impairment, servicing rights are based on a discounted cash flow methodology, current prepayment speeds and market discount rates. Any impairment is measured as the amount by which the carrying value of servicing rights for a stratum exceeds its fair value. The carrying value of SBA/USDA servicing rights at December 31, 2008 and 2007 were $861,000 and $1.0 million, respectively. No impairment charges were recorded for the years ended December 31, 2008, 2007 or 2006 related to SBA/USDA servicing assets.

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

Other Real Estate Owned—Other real estate owned represents real estate which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned is recorded at the lower of the carrying amount of the loan or fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Subsequent valuation adjustments are recognized within net (loss) gain on other real estate owned. Revenue and expenses from operations and subsequent adjustments to the carrying amount of the property are included in other non-interest expense in the consolidated statements of income.

In some instances, the Bank may make loans to facilitate the sales of other real estate owned. Management reviews all sales for which it is the lending institution for compliance with sales treatment under provisions established by SFAS No. 66, Accounting for Sales of Real Estate. Any gains related to sales of other real estate owned may be deferred until the buyer has a sufficient initial and continuing investment in the property.

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

Derivative Loan Commitments—The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. The commitments to originate mortgage loans held for sale and the related forward delivery contracts are considered derivatives. In the fourth quarter of 2007 and the first quarter of 2008, the Bank utilized derivative instruments in attempts to hedge the risk of changes in the fair value of MSR due to changes in interest rates. The Company accounts for its derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related pronouncements, as amended. The Statement requires recognition of all derivatives as either assets or liabilities in the balance sheet and requires measurement of those instruments at fair value through adjustments to accumulated other comprehensive income and/or current earnings, as appropriate. None of the Company’s derivatives qualify for hedge accounting and the Company reports changes in fair values of its derivatives in current period net income.

The fair value of the derivative loan commitments is estimated using the present value of expected future cash flows. Assumptions used include pull-through rate assumption based on historical information, current mortgage interest rates, the stage of completion of the underlying application and underwriting process, the time remaining until the expiration of the derivative loan commitment, and the expected net future cash flows related to the associated servicing of the loan.

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

Share-Based Payment—The Company has two active stock-based compensation plans that provide for the granting of stock options and restricted stock awards to eligible employees and directors. Consistent with the provisions of SFAS No. 123R,

Umpqua Holdings Corporation and Subsidiaries

Share Based Payment, a revision to the previously issued guidance on accounting for stock options and other forms of equity-based compensation, we recognize in the income statement the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). The requisite service period may be subject to performance conditions.

The Company’s 2003 Stock Incentive Plan (“2003 Plan”) provides for granting of stock options and restricted stock awards. Stock options and restricted stock awards generally vest ratably over 5 years and are recognized as expense over that same period of time.

The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model using assumptions noted in the following table. Expected volatility is based on the historical volatility of the price of the Company’s common stock. The Company uses historical data to estimate option exercise and stock option forfeiture rates within the valuation model. The expected term of options granted is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules, and represents the period of time that options granted are expected to be outstanding. The expected dividend yield is based on dividend trends and the market value of the Company’s common stock at the time of grant. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following weighted average assumptions were used to determine the fair value of stock option grants as of the grant date to determine compensation cost under SFAS No. 123R for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Dividend yield	4.39%	3.29%	2.68%
Expected life (years)	7.3	6.2	6.4
Expected volatility	34%	34%	35%
Risk-free rate	3.29%	4.46%	4.30%
Weighted average grant date fair value of options granted	$3.32	$7.49	$9.18

The Company’s 2007 Long Term Incentive Plan provides for granting of restricted stock units for the benefit of certain executive officers. Restricted stock unit grants are subject to performance-based vesting as well as other approved vesting conditions. The current restricted stock units outstanding cliff vest after three years based on performance and service conditions. Compensation expense is recognized over the service period to the extent restricted stock units are expected to vest.

Earnings per Share—Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period, excluding restricted shares. Net income available to common shareholders is computed as net income less preferred stock dividends. Diluted earnings per share is computed in a similar manner, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares were issued using the treasury stock method. For all periods presented, stock options, warrants, nonvested restricted shares and restricted stock units are the only potentially dilutive instruments issued by the Company.

Advertising expenses—Advertising costs are generally expensed as incurred.

Fair Value Measurements—SFAS No. 157, Fair Value Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data. In general, fair values determined by Level 1 inputs utilize quoted prices for identical assets or liabilities traded in active markets that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Recently Issued Accounting Pronouncements—In December 2007, FASB issued SFAS No. 141 (revised), Business Combinations. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquired entity and the goodwill acquired. Furthermore, acquisition-related and other costs will now be expensed rather than treated as cost components of the acquisition. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We do not expect the adoption of SFAS No. 141R will have a material impact on our consolidated financial statements as related to business combinations consummated prior to January 1, 2009. We expect the adoption of SFAS No. 141R will increase the costs charged to operations for acquisitions consummated on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment to ARD No 51. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The standard also requires additional disclosures that clearly identify and distinguish between the interest of the parent’s owners and the interest of the noncontrolling owners of the subsidiary. This statement is effective on January 1, 2009 for the Company, to be applied prospectively. We do not expect the adoption of SFAS No. 160 will have a material impact on the Company’s consolidated financial statements.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 expands the disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. This includes enhanced disclosures regarding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Provisions of this statement are to be applied prospectively, and comparative disclosures for earlier periods are encouraged. We have adopted the provisions of SFAS 161 for the year ended December 31, 2008, and the impact was not material to our consolidated financial statements.

In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. Under SFAS 162, the U.S. GAAP hierarchy will now reside in the accounting literature established by the FASB. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with U.S. GAAP for nongovenmental entities. This statement is effective 60 days after the U.S. Securities and Exchange Commission approves the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect the adoption of SFAS No 162 will have a material impact on the Company’s consolidated financial statements.

In June 2008, FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 concludes that nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This statement is effective for fiscal years beginning after December 15, 2008, to be applied retrospectively. Certain of the Company’s nonvested restricted stock awards qualify as participating securities as described under this pronouncement. The adoption of FSP EITF 03-6-1 will reduce both basic and diluted earnings per common share by $0.01 for the year ended December 31, 2007.

In October 2008, FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP No. 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to

Umpqua Holdings Corporation and Subsidiaries

illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP does not change existing generally accepted accounting principles. This FSP was effective immediately upon issuance, including prior periods for which financial statements have not been issued. The impact of adoption did not have a material impact on the Company’s consolidated financial statements.

On January 12, 2009, FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. FSP EITF 99-20-1 addresses certain practice issues in EITF No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, by making its other-than-temporary impairment assessment guidance consistent with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. FSP EITF 99-20-1 removes the reference to the consideration of a market participant’s estimates of cash flows in EITF 99-20, and instead requires an assessment of whether it is probable, based on current information and events, that the holder of the security will be unable to collect all amounts due according to the contractual terms. If it is probable that there has been an adverse change in estimated cash flows, an other-than-temporary impairment is deemed to exist, and a corresponding loss shall be recognized in earnings equal to the entire difference between the investment’s carrying value and its fair value at the balance sheet date of the reporting period for which the assessment is made. This FSP is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. The impact of adoption did not have a material impact on the Company’s consolidated financial statements.

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

The intangible assets represent the value ascribed to the long-term deposit relationships and merchant services portfolio income stream acquired. These intangible assets are being amortized on an accelerated basis over a weighted average estimated useful life of ten to fifteen years. The intangible assets are estimated not to have a significant residual value. Goodwill represents the excess of the total purchase price paid for North Bay over the fair values of the assets acquired, net of the fair values of liabilities assumed. Goodwill has been assigned to the Company’s Community Banking segment. Goodwill is not amortized, but is evaluated for possible impairment on a quarterly basis and more frequently if events and circumstances indicate that the asset might be impaired. No impairment losses were recognized in connection with intangible or goodwill assets during the period from acquisition to December 31, 2008. At December 31, 2008, goodwill recorded in connection with the North Bay acquisition was $76.9 million. The decrease in the carrying value of goodwill from April 26, 2007 is primarily due to the recognition of a tax benefit upon exercise of fully vested acquired options.

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

The core deposit intangible asset represents the value ascribed to the long-term deposit relationships acquired. This intangible asset is being amortized on a straight-line basis over a weighted average estimated useful life of ten years. The core deposit intangible asset is estimated not to have a significant residual value. Goodwill represents the excess of the total purchase price paid for Western Sierra over the fair values of the assets acquired, net of the fair values of liabilities assumed. Goodwill has been assigned to our Community Banking segment. Goodwill is not amortized, but is evaluated for possible impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. No impairment losses were recognized in connection with core deposit intangible or goodwill assets during the period from acquisition to December 31, 2008. At December 31, 2008, goodwill recorded in connection with the Western Sierra acquisition was $247.1 million. The decrease in the carrying value of goodwill from June 2, 2006 is primarily due to the recognition of a tax benefit upon exercise of fully vested acquired options.

The following tables present unaudited pro forma results of operations for the year ended December 31, 2007 and 2006 as if the acquisitions of North Bay and Western Sierra had occurred on January 1, 2006. Any cost savings realized as a result of the mergers are not reflected in the pro forma consolidated condensed statements of income. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisitions actually occurred on January 1, 2006:

Pro Forma Financial Information—Unaudited

(in thousands, except per share data)

	Year Ended December 31, 2007
	Umpqua	North Bay (a)	Pro Forma Adjustments		Pro Forma Combined
Net interest income	$285,954	$8,829	$573	(b)	$295,356
Provision for loan and lease losses	41,730	—	—		41,730
Non-interest income	64,825	1,450	—		66,275
Non-interest expense	214,118	7,063	(3,318	)(c)	217,863

Income before income taxes	94,931	3,216	3,891		102,038
Provision for income taxes	31,663	1,066	1,556	(d)	34,285

Net income	$63,268	$2,150	$2,335		$67,753

Earnings per share:
Basic	$1.06				$1.10
Diluted	$1.05				$1.09

Average shares outstanding:
Basic	59,828	1,325	302	(e)	61,455
Diluted	60,428	1,376	314	(e)	62,118

(a)	North Bay amounts represent results from January 1, 2007 to acquisition date of April 26, 2007.
(b)	Consists of additional net accretion of fair value adjustments related to the North Bay acquisition.
(c)	Consists of merger related expenses of $3.3 million at Umpqua, adjusted for amortization of intangible assets and premises purchase accounting adjustment related to the North Bay acquisition.
(d)	Income tax effect of pro forma adjustments at 40%.
(e)	Additional shares issued at an exchange ratio of 1.228:1.

(in thousands, except per share data)

	Year Ended December 31, 2006
	Umpqua	North Bay	Western Sierra (a)	Pro Forma Adjustments		Pro Forma Combined
Net interest income	$262,124	$29,094	$25,834	$1,540	(b)	$318,592
Provision for loan and lease losses	2,552	200	350	—		3,102
Non-interest income	53,597	4,547	5,040	—		63,184
Non-interest expense	181,949	22,461	18,168	(1,246	)(c)	221,332

Income before income taxes	131,220	10,980	12,356	2,786		157,342
Provision for income taxes	46,773	3,854	4,898	1,114	(d)	56,639

Net income	$84,447	$7,126	$7,458	$1,672		$100,703

Earnings per share:
Basic	$1.61					$1.61
Diluted	$1.59					$1.58

Average shares outstanding:
Basic	52,311	4,131	3,292	2,950	(e)	62,684
Diluted	53,050	4,290	3,378	3,039	(e)	63,757

Umpqua Holdings Corporation and Subsidiaries

(a)	Western Sierra amounts represent results from January 1, 2006 to acquisition date of June 2, 2006.
(b)	Consists of additional net accretion of fair value adjustments related to the North Bay and Western Sierra acquisitions.
(c)	Consists of merger related expenses of $4.8 million at Umpqua, adjusted for amortization of intangible assets and premises purchase accounting adjustment related to the North Bay and Western Sierra acquisitions.
(d)	Income tax effect of pro forma adjustments at 40%.
(e)	Additional shares issued at an exchange ratio of 1.228:1 for North Bay and 1.610:1 for Western Sierra shares.

The following table summarizes activity in the Company’s accrued restructuring charges related to the North Bay and Western Sierra acquisitions which are recorded in other liabilities:

Accrued Restructuring Charges

(in thousands)

	2008
	Western Sierra	North Bay	Total
Beginning balance	$2,210	$1,014	$3,224
Additions:
Severance, retention and other compensation	32	29	61
Other adjustments	—	5	5
Utilization:
Premises	(78)	—	(78)
Cash payments	(1,401)	(926)	(2,327)

Ending Balance	$763	$122	$885

These accrued restructuring charges will be utilized by May 2012.

The Company incurs significant expenses related to mergers that cannot be capitalized. Generally, these expenses begin to be recognized while due diligence is being conducted and continue until such time as all systems have been converted and operational functions become fully integrated. Merger-related expenses are presented as a line item on the consolidated statements of income.

The Company incurred no merger-related expenses in 2008. The following table presents the key components of merger-related expense for years ended December 31, 2007 and 2006. Substantially all of the merger-related expenses incurred during 2007 were in connection with the North Bay acquisition and substantially all of the merger-related expenses incurred during 2006 were in connection with the Western Sierra acquisition.

Merger-Related Expense

(in thousands)

	2007	2006
Professional fees	$982	$1,082
Compensation and relocation	1,077	778
Communications	478	854
Premises and equipment	188	375
Other	593	1,684

Total	$3,318	$4,773

No additional merger-related expenses are expected in connection with the North Bay acquisition or any other acquisition prior to North Bay.

NOTE 3.    CASH AND DUE FROM BANKS

The Bank is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The amount of required reserve balance at December 31, 2008 and 2007 was approximately $58.4 million and $43.4 million, respectively, and was met by holding cash and maintaining an average balance with the Federal Reserve Bank.

NOTE 4.    INVESTMENT SECURITIES

The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at December 31, 2008 and 2007:

December 31, 2008

(in thousands)

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$30,831	$401	$(6)	$31,226
Mortgage-backed securities and collateralized mortgage obligations	1,000,155	26,726	(1,586)	1,025,295
Obligations of states and political subdivisions	176,966	3,959	(1,340)	179,585
Other debt securities	884	—	(250)	634
Investments in mutual funds and other equity securities	1,959	13	—	1,972

	$1,210,795	$31,099	$(3,182)	$1,238,712

HELD TO MATURITY:
Obligations of states and political subdivisions	$4,166	$8	$(75)	$4,099
Mortgage-backed securities and collateralized mortgage obligations	11,496	1	(7,367)	4,130
Other investment securities	150	—	—	150

	$15,812	$9	$(7,442)	$8,379

December 31, 2007

(in thousands)

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$158,819	$35	$(422)	$158,432
Mortgage-backed securities and collateralized mortgage obligations	670,115	6,406	(4,177)	672,344
Obligations of states and political subdivisions	169,444	1,165	(615)	169,994
Other debt securities	1,026	—	(59)	967
Investments in mutual funds and other equity securities	51,996	15	(2,992)	49,019

	$1,051,400	$7,621	$(8,265)	$1,050,756

HELD TO MATURITY:
Obligations of states and political subdivisions	$5,403	$20	$—	$5,423
Mortgage-backed securities and collateralized mortgage obligations	227	1	—	228
Other investment securities	375	—	—	375

	$6,005	$21	$—	$6,026

Umpqua Holdings Corporation and Subsidiaries

Investment securities that were in an unrealized loss position as of December 31, 2008 and 2007 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral:

December 31, 2008

(in thousands)

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$93	$2	$230	$4	$323	$6
Mortgage-backed securities and collateralized mortgage obligations	103,323	1,083	41,262	503	144,585	1,586
Obligations of states and political subdivisions	43,341	1,291	5,520	49	48,861	1,340
Other debt securities	—	—	634	250	634	250

Total temporarily impaired securities	$146,757	$2,376	$47,646	$806	$194,403	$3,182

HELD TO MATURITY:
Obligations of states and political subdivisions	$4,099	$75	$—	$—	$4,099	$75
Mortgage-backed securities and collateralized mortgage obligations	4,130	7,367	—	—	4,130	7,367

Total temporarily impaired securities	$8,229	$7,442	$—	$—	$8,229	$7,442

December 31, 2007

(in thousands)

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$5,156	$17	$124,104	$405	$129,260	$422
Mortgage-backed securities and collateralized mortgage obligations	110,516	1,066	155,880	3,111	266,396	4,177
Obligations of states and political subdivisions	40,260	373	24,337	242	64,597	615
Other debt securities	—	—	967	59	967	59
Investments in mutual funds and other equity securities	—	—	47,045	2,992	47,045	2,992

Total temporarily impaired securities	$155,932	$1,456	$352,333	$6,809	$508,265	$8,265

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

The unrealized losses on mortgage-backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that the securities will not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank has the ability and intent to hold these investments until a market price recovery or to maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

The unrealized losses on obligations of political subdivisions were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities. Management monitors published credit ratings of these securities and no adverse ratings changes have occurred since the date of purchase on obligations of political subdivisions in an unrealized loss position as of December 31, 2008. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank has the ability and intent to hold these investments until a market price recovery or to maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

The unrealized losses on other debt securities, which consist of trust preferred securities, were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities. Management monitors the credit ratings of the underlying institutions of the securities and no adverse ratings changes have occurred since the date of purchase on the other debt securities in an unrealized loss position as of December 31, 2008. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank has the ability and intent to hold these investments until a market price recovery or to maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

During the third quarter of 2008, the Bank initiated a redemption-in-kind of shares owned in an intermediate mortgage fund, and received its proportionate share of the underlying securities within the fund. As of the date of the redemption, the book value of the fund was $28.6 million with a market value of $20.7 million, resulting in a $7.9 million unrealized loss. The composition of fund’s book value included 70% of non-agency mortgage-backed securities and collateralized mortgage obligations, 24% of agency mortgage-backed securities and collateralized mortgage obligations, 2% of U.S. Treasuries and 4% in cash equivalents. Of the $7.9 million unrealized loss, 94% related to the non-agency mortgage-backed securities and collateralized mortgage obligations, and the remainder related to the agency mortgage-backed securities and collateralized mortgage obligations. The transaction was accounted for as a nonmonetary exchange under SFAS No. 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29. The carrying value of the equity interest in the mortgage fund was allocated to the individual securities. No gain or loss was realized as a result of the redemption.

As part of this redemption in kind, the Company assessed the classification of the underlying securities acquired and elected to classify $12.6 million in non-agency mortgage-backed securities and collateralized mortgage obligations at fair value as investment securities held to maturity. The Company considers the held to maturity classification to be more appropriate because it has the ability and the intent to hold these securities to maturity. The book value of the securities was recorded at fair value as of the date of the transfer, resulting in a discount to par. This discount is being accreted to interest income over the remaining terms of the securities. The related unrealized pretax loss of $7.5 million included in other comprehensive income as of the date of the transfer remains in other comprehensive income and is being amortized as a yield adjustment through earnings over the remaining term of the securities, and will offset the accretion of the discount. No gain or loss was recognized at the time of the classification.

We review investment securities on an ongoing basis for the presence of other-than-temporary (“OTTI”) or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, our ability and intent to hold investments until a recovery of fair value, which may be maturity, and other factors.

In 2008, the Company recorded a $4.2 million OTTI charge within net gain (loss) of investment securities. Charges of $3.8 million related to seven non-agency collateralized mortgage obligations carried as held to maturity and where the default rates

Umpqua Holdings Corporation and Subsidiaries

and loss severities of the underlying collateral indicate credit losses are expected to occur. These securities were valued by third party pricing services using matrix or model pricing methodologies, and were corroborated by broker indicative bids. The remaining non-agency securities within mortgage-backed securities and collateralized mortgage obligations carried as held to maturity were specifically evaluated for OTTI, and the default rates and loss severities of the underlying collateral indicated that credit losses are not expected to occur. In addition, the Company recorded an OTTI charge of $139,000 related to a collateralized debt obligation that holds trust preferred securities in investments available for sale where default and deferrals on the underlying debt indicate credit losses are expected to occur within the security. An additional $225,000 charge was recognized in the quarter for preferred stock carried as an investment held to maturity. These securities were valued by third party pricing services using matrix or model pricing methodologies. There were no similar charges recorded in 2007 or 2006.

The following table presents the maturities of investment securities at December 31, 2008:

(in thousands)

	Available For Sale		Held To Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AMOUNTS MATURING IN:
Three months or less	$23,525	$23,584	$1,125	$1,127
Over three months through twelve months	24,739	24,900	875	815
After one year through five years	409,969	417,346	5,444	4,146
After five years through ten years	642,001	661,703	5,754	1,030
After ten years	108,602	109,207	2,464	1,111
Other investment securities	1,959	1,972	150	150

	$1,210,795	$1,238,712	$15,812	$8,379

The amortized cost and fair value of collateralized mortgage obligations and mortgage-backed securities are presented by expected average life, rather than contractual maturity, in the preceding table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay underlying loans without prepayment penalties.

The following table presents the gross realized gains and gross realized losses on the sale of securities available for sale for the years ended December 31, 2008, 2007 and 2006:

(in thousands)

	2008		2007		2006
	Gains	Losses	Gains	Losses	Gains	Losses
U.S. Treasury and agencies	$ 522	$—	$44	$78	$—	$—
Mortgage-backed securities and collateralized mortgage obligations	6,681	145	13	—	—	—
Obligations of states and political subdivisions	6	—	16	8	16	37
Other debt securities	—	—	—	—	—	—
Investments in mutual funds and other equity securities	—	1,535	—	—	—	—

	$7,209	$1,680	$73	$86	$16	$37

The following table presents, as of December 31, 2008, investment securities which were pledged to secure borrowings and public deposits as permitted or required by law:

(in thousands)

	Amortized Cost	Fair Value
SECURITIES PLEDGED:
To Federal Home Loan Bank to secure borrowings	$427,212	$439,325
To state and local governments to secure public deposits	394,725	403,571
To U.S. Treasury and Federal Reserve to secure customer tax payments	7,321	7,451
Other securities pledged, principally to secure deposits	250,028	253,857

Total pledged securities	$1,079,286	$1,104,204

The carrying value of investment securities pledged as of December 31, 2007 was $831.0 million.

NOTE 5.    LOANS, LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents the major types of loans recorded in the balance sheets as of December 31, 2008 and 2007:

(in thousands)

	2008	2007
Real estate—construction and land development	$931,090	$1,202,173
Real estate—commercial and agricultural	3,236,645	3,012,743
Real estate—single and multi-family residential	661,723	582,771
Commercial, industrial and agricultural	1,211,167	1,169,939
Leases	40,155	40,207
Installment and other	62,044	59,091

	6,142,824	6,066,924
Deferred loan fees, net	(11,450)	(11,289)

Total loans and leases	$6,131,374	$6,055,635

The following table summarizes activity related to the allowance for loan and lease losses for the years ended December 31, 2008, 2007 and 2006:

(in thousands)

	2008	2007	2006
Balance, beginning of year	$84,904	$60,090	$43,885
Provision for loan and lease losses	107,678	41,730	2,552
Charge-offs	(101,052)	(24,730)	(4,205)
Recoveries	4,335	2,736	3,631
Acquisitions	—	5,078	14,227

Balance, end of year	$95,865	$84,904	$60,090

At December 31, 2008, the recorded investment in loans classified as impaired in accordance with SFAS No. 114, Accounting for Impaired Loans, totaled $151.5 million, with no corresponding valuation allowance. Prior to the second quarter of 2008, the Company recognized the charge-off of an impairment reserve when the loan was resolved, sold, or foreclosed and transferred to other real estate owned. Due to declining real estate values in our markets, it is increasingly likely that an impairment reserve on collateral dependent real estate loans represent a confirmed loss. As a result, in the second quarter of 2008, the Company began recognizing the charge-off of impairment reserves on impaired loans in the period it arises for collateral dependent

Umpqua Holdings Corporation and Subsidiaries

loans. Therefore, the impaired collateral dependent loans as of December 31, 2008 have been written-down to their estimated net realizable value, based on disposition value. At December 31, 2007, the total recorded investment in impaired loans was $81.3 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $9.9 million.

The average recorded investment in impaired loans was approximately $116.6 million, $45.7 million and $16.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008, $38.2 million of loans were classified as restructured. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The Company has obligations to lend $4.4 million of additional to funds to the restructured loans as of December 31, 2008, which primarily relates to one residential development project. While all of the restructured loans as of December 31, 2008 were classified as impaired, only $14.6 million were placed on non-accrual status. The $23.6 million of restructured loans on accrual status represent the only impaired loans accruing interest at December 31, 2008. There were no impaired loans accruing interest at December 31, 2007. For the years ended December 31, 2008, 2007 and 2006, interest income of $732,000, $135,000 and $1.2 million, respectively, was recognized in connection with impaired loans.

Non-accrual loans totaled $127.9 million at December 31, 2008, and $81.3 million at December 31, 2007. If non-accrual loans had performed according to their original terms, additional interest income of approximately $7.2 million, $4.7 million, and $448,000 would have been recognized in 2008, 2007 and 2006, respectively.

As of December 31, 2008, loans totaling $2.36 billion were pledged to secure borrowings.

NOTE 6.    PREMISES AND EQUIPMENT

The following table presents the major components of premises and equipment at December 31, 2008 and 2007:

(in thousands)

	2008	2007
Land	$ 14,175	$14,175
Buildings and improvements	92,540	87,945
Furniture, fixtures and equipment	81,218	72,795
Construction in progress	2,566	3,694

Total premises and equipment	190,499	178,609
Less: Accumulated depreciation and amortization	(85,805)	(72,342)

Premises and equipment, net	$104,694	$106,267

Depreciation expense totaled $11.8 million, $10.9 million and $9.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Umpqua’s subsidiaries have entered into a number of non-cancelable lease agreements with respect to premises and equipment. See Note 17 for more information regarding rental expense, net of rent income, and minimum annual rental commitments under non-cancelable lease agreements.

NOTE 7.    MORTGAGE SERVICING RIGHTS

The following table presents the changes in the Company’s mortgage servicing rights (“MSR”) for the years ended December 31, 2008, 2007 and 2006:

(in thousands)

	2008	2007	2006
Balance, beginning of year(1)	$ 10,088	$9,952	$10,890
Additions for new mortgage servicing rights capitalized	2,694	892	1,487
Changes in fair value:
Due to changes in model inputs or assumptions(2)	(1,270)	595	—
Other(3)	(3,307)	(1,351)	—
Amortization of servicing rights	—	—	(1,198)
Impairment charge	—	—	(1,227)

Balance, end of year	$ 8,205	$10,088	$9,952

Balance of loans serviced for others	$955,494	$870,680	$955,444
MSR as a percentage of serviced loans	0.86%	1.16%	1.04%

(1)	Represents fair value as of December 31, 2007 and 2006 and amortized cost as of December 31, 2005.
The fair value as of December 31, 2005 was $10.9 million.

(2)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(3)	Represents changes due to collection/realization of expected cash flows over time.

The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in mortgage banking revenue on the consolidated statements of income, were $2.5 million, $2.5 million and $2.6 million, respectively, for the years ended December 31, 2008, 2007 and 2006.

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

Umpqua Holdings Corporation and Subsidiaries

NOTE 8.    GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in the Company’s goodwill and other intangible assets for the years ended December 31, 2008 and 2007. Goodwill is reflected by operating segment; all other intangible assets are related to the Community Banking segment.

(in thousands)

	Goodwill			Other Intangible Assets
	Community Banking	Retail Brokerage	Total	Gross	Accumulated Amortization	Net
Balance, December 31, 2006	$642,241	$3,697	$645,938	$42,035	$(8,480)	$33,555
Net additions	77,329	—	77,329	14,178	—	14,178
Amortization	—	—	—	—	(6,094)	(6,094)

Balance, December 31, 2007	719,570	3,697	723,267	56,213	(14,574)	41,639
Reductions	(234)	—	(234)	—	—	—
Impairment	—	(982)	(982)	—	—	—
Amortization	—	—	—	—	(5,857)	(5,857)

Balance, December 31, 2008	$719,336	$2,715	$722,051	$56,213	$(20,431)	$35,782

Goodwill additions of $78.8 million in 2007 related primarily to the North Bay acquisition, and represented the excess of the total purchase price paid over the fair values of the assets acquired, net of the fair values of liabilities assumed. Additional information on the acquisition and purchase price allocation is provided in Note 2. Other significant changes to goodwill included decreases of $234,000 and $2.6 million in 2008 and 2007, respectively, due to the recognition of tax benefits upon exercise of fully vested acquired options.

Management performs a goodwill impairment analysis on a quarterly basis. This impairment test involves a two-step process. The first step compares the fair value of a reporting unit to its carrying value. If the reporting unit’s fair value is less than its carrying value, the Company would be required to proceed to the second step. In the second step the Company calculates the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. The estimated fair value of the Company is allocated to all of the Company’s assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination and the estimated fair value of the reporting unit is the price paid to acquire it. The allocation process is performed only for purposes of determining the amount of goodwill impairment. No assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as a part of this process. Any excess of the estimated purchase price over the fair value of the reporting unit’s net assets represents the implied fair value of goodwill. If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss would be recognized as a charge to earnings in an amount equal to that excess.

The decrease in goodwill in the current year is principally attributable to a $1.0 million impairment loss relating to the Retail Brokerage operating segment. This charge resulted from the Company’s evaluation following the departure of certain Strand financial advisors. The valuation of the impairment at the Retail Brokerage operating segment was determined using an income approach by discounting cash flows of forecasted earnings. Relating to Community Banking operating segment, the Company engaged an independent valuation consultant to assist us in determining whether and to what extent our goodwill asset was impaired. The results of the Company’s and valuation specialist’s step one test indicated that the reporting unit’s fair value was less than its carrying value and therefore the Company performed a step two analysis. Based on the results of the step two analysis, the Company determined that the implied fair value of the goodwill was greater than its carrying amount on the Company’s balance sheet and no goodwill impairment existed; however, no assurance can be given that this reporting unit’s goodwill will not be written down in future periods.

The additions to other intangible assets in 2007 represent the value ascribed to the long-term deposit relationships and merchant services portfolio income stream acquired in the North Bay acquisition. Additional information on intangible assets related to acquisitions is provided in Note 2.

The table below presents the forecasted amortization expense for 2009 through 2013 for intangible assets acquired in all mergers:

(in thousands)

Year	Expected Amortization
2009	$5,361
2010	5,087
2011	4,784
2012	4,686
2013	4,547
Thereafter	11,317

$35,782

NOTE 9.    OTHER ASSETS

Other assets consisted of the following at December 31, 2008 and 2007:

(in thousands)

	2008	2007
Cash surrender value of life insurance policies	$83,666	$80,593
Accrued interest receivable	29,488	35,010
Income taxes receivable	8,555	15,189
Deferred tax assets, net	8,854	30,370
Investment in unconsolidated Trusts	6,954	6,965
Equity method investments—Homestead	4,294	4,689
Equity method investments—WNC Fund	3,657	3,912
Other	17,910	24,402

Total	$163,378	$201,130

The Company invests in Homestead Capital and WNC Fund, limited partnerships, that operate qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. The Company accounts for the investments under the equity method. The Company’s remaining capital commitments to these partnerships at December 31, 2008 and 2007 were approximately $1.7 million and $3.6 million, respectively. Such amounts are included in other liabilities on the consolidated balance sheets. Also see Note 15 for information on the Company’s investment in Trusts.

Umpqua Holdings Corporation and Subsidiaries

NOTE 10.    INCOME TAXES

The following table presents the components of income tax expense attributable to continuing operations included in the consolidated statements of income for the years ended December 31:

(in thousands)

	Current	Deferred	Total
YEAR ENDED DECEMBER 31, 2008:
Federal	$8,178	$10,949	$19,127
State	4,066	(1,060)	3,006

	$12,244	$9,889	$22,133

YEAR ENDED DECEMBER 31, 2007:
Federal	$29,946	$(3,793)	$26,153
State	6,797	(1,287)	5,510

	$36,743	$(5,080)	$31,663

YEAR ENDED DECEMBER 31, 2006:
Federal	$45,949	$(4,958)	$40,991
State	6,967	(1,185)	5,782

	$52,916	$(6,143)	$46,773

The following table presents a reconciliation of income taxes computed at the Federal statutory rate to the actual effective rate attributable to continuing operations for the years ended December 31:

	2008	2007	2006
Statutory Federal income tax rate	35.0%	35.0%	35.0%
Tax-exempt income	-5.4%	-3.1%	-1.4%
State tax, net of Federal income tax benefit	3.2%	3.8%	2.9%
Tax credits	-2.9%	-2.3%	-1.2%
Other	0.3%	0.0%	0.3%

Effective income tax rate	30.2%	33.4%	35.6%

The following table reflects the effects of temporary differences that give rise to the components of the net deferred tax asset (recorded in other assets on the consolidated balance sheets) as of December 31:

(in thousands)

	2008	2007
DEFERRED TAX ASSETS:
Allowance for loan and lease losses	$38,422	$34,482
Accrued severance and deferred compensation	11,580	12,162
Purchased tax credits	10,199	9,772
Discount on trust preferred securities	3,053	3,510
Loans	1,759	1,821
Unrealized loss on investment securities	—	258
Other	8,722	9,357

Total gross deferred tax assets	73,735	71,362

DEFERRED TAX LIABILITIES:
Intangibles	15,378	17,604
Deferred loan fees	4,865	6,319
Premises and equipment depreciation	5,819	4,084
Leased assets	4,282	3,111
FHLB stock dividends	1,065	2,527
Basis differences of stock and securities	1,453	—
Mortgage servicing rights	2,169	2,355
Unrealized gain on investment securities	9,382	—
Fair market value adjustment on preferred securities	16,963	—
Other	3,505	4,992

Total gross deferred tax liabilities	64,881	40,992

Net deferred tax assets	$8,854	$30,370

The Company has determined that it is not required to establish a valuation allowance for the deferred tax assets as management believes it is more likely than not that the deferred tax assets of $73.7 million and $71.4 million at December 31, 2008 and 2007, respectively, will be realized principally through carry-back to taxable income in prior years and future reversals of existing taxable temporary differences. Management further believes that future taxable income will be sufficient to realize the benefits of temporary deductible differences that cannot be realized through carry-back to prior years or through the reversal of future temporary taxable differences.

The purchased tax credits totaling $10.2 million and $9.8 million at December 31, 2008 and 2007, respectively, comprised primarily of State of Oregon Business Energy Tax Credits (“BETC”), will be utilized to offset future state income taxes. The Company made its first BETC purchase in 2004, and has made subsequent BETC purchases in each year thereafter. Most of the tax credits benefit a five-year period, with an eight-year carry-forward allowed. Management believes, based upon the Company’s historical performance, that the deferred tax assets will be realized in the normal course of operations, and, accordingly, management has not reduced these deferred tax assets by a valuation allowance.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as the Oregon and California state jurisdictions. Except for the California amended returns of an acquired institution for the tax years 2001 and 2002, and only as it relates to the net interest deduction taken on these amended returns, the Company is no longer subject to U.S. federal or Oregon state examinations by tax authorities for years before 2005 and California state examinations for years before 2003. The Internal Revenue Service concluded an examination of the Company’s U.S. income tax returns for 2003 and 2004 in the second quarter of 2006. The results of the examination had no significant impact on the Company’s financial statements.

Umpqua Holdings Corporation and Subsidiaries

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the form of a liability for unrecognized tax benefits. The Company periodically reviews its income tax positions based on tax laws and regulations and financial reporting considerations, and records adjustments as appropriate. This review takes into consideration the status of current taxing authorities’ examinations of the Company’s tax returns, recent positions taken by the taxing authorities on similar transactions, if any, and the overall tax environment.

During the fourth quarter of 2008, the Company recorded a FIN 48 liability for unrecognized tax benefits relating to temporary differences in the amount of $895,303. If recognized the unrecognized tax benefit would not affect the effective tax rate. During the fourth quarter of 2008, the Company also accrued $163,564 of interest related to the unrecognized tax benefit. Accrued interest related to unrecognized tax benefits is recognized in tax expense.

Detailed below is a reconciliation of the Company’s unrecognized tax benefits, gross of any related tax benefits, for the year ended December 31, 2008.

(in thousands)

Balance, January 1, 2008	$—
Changes based on tax positions related to the current year	(1,036)
Changes based on tax positions related to prior years	2,078
Reductions for tax positions of prior years	—
Settlements	—

Balance, December 31, 2008	$1,042

NOTE 11.    INTEREST-BEARING DEPOSITS

The following table presents the major types of interest-bearing deposits at December 31, 2008 and 2007:

(in thousands)

	2008	2007
Negotiable order of withdrawal (NOW)	$752,931	$820,122
Savings and money market	2,335,158	2,538,252
Time, $100,000 and over	1,232,265	1,138,538
Other time less than $100,000	1,014,502	819,542

Total interest-bearing deposits	$5,334,856	$5,316,454

The following table presents interest expense for each deposit type for the years ended December 31, 2008, 2007 and 2006:

(in thousands)

	2008	2007	2006
NOW	$8,005	$13,286	$11,085
Savings and money market	47,734	79,784	51,169
Time, $100,000 and over	42,690	48,816	30,972
Other time less than $100,000	30,941	38,954	26,655

Total interest on deposits	$129,370	$180,840	$119,881

The following table presents the scheduled maturities of time deposits as of December 31, 2008:

(in thousands)

2009	$2,027,636
2010	160,786
2011	27,713
2012	16,284
2013	11,354
Thereafter	2,994

Total time deposits	$2,246,767

The following table presents the remaining maturities of time deposits of $100,000 or more as of December 31, 2008:

(in thousands)

Three months or less	$485,112
Over three months through six months	316,001
Over six months through twelve months	316,720
Over twelve months	114,432

Time, $100,000 and over	$1,232,265

NOTE 12.    SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The following table presents information regarding securities sold under agreements to repurchase at December 31, 2008 and 2007:

(dollars in thousands)

	Repurchase Amount	Weighted Average Interest Rate	Carrying Value of Underlying Assets	Market Value of Underlying Assets
December 31, 2008	$47,588	1.22%	$48,626	$48,626
December 31, 2007	$36,294	2.29%	$37,085	$37,085

The securities underlying agreements to repurchase entered into by the Bank are for the same securities originally sold, with a one-day maturity. In all cases, the Bank maintains control over the securities. Securities sold under agreements to repurchase averaged approximately $47.7 million, $49.1 million and $63.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. The maximum amount outstanding at any month end for the years ended December 31, 2008, 2007 and 2006 was $55.6 million, $59.6 million and $65.5 million, respectively. Investment securities are pledged as collateral in an amount equal to or greater than the repurchase agreements.

NOTE 13.    FEDERAL FUNDS PURCHASED

At December 31, 2008, the Company had no outstanding federal funds purchased balances, as compared to the $69.5 million outstanding balance at December 31, 2007. The Bank had available lines of credit with the FHLB totaling $1.6 billion at December 31, 2008. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $190.0 million at December 31, 2008. At December 31, 2008, the lines of credit had interest rates ranging from 0.45% to 3.00%. Availability of the lines is subject to federal funds balances available for loan, continued borrower eligibility and are reviewed and renewed periodically throughout the year. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

Umpqua Holdings Corporation and Subsidiaries

NOTE 14.    TERM DEBT

The Bank had outstanding secured advances from the FHLB and other creditors at December 31, 2008 and 2007 of $206.5 million and $73.9 million, respectively.

Future maturities of borrowed funds (excluding purchase accounting adjustments) at December 31, 2008 are as follows:

(in thousands)

Year	Amount
2009	$130,000
2010	75,000
2011	—
2012	—
2013	906
Thereafter	504

Total borrowed funds	$206,410

The maximum amount outstanding from the FHLB under term advances at month end during 2008 and 2007 was $236.0 million and $104.2 million, respectively. The average balance outstanding on FHLB term advances during 2008 and 2007 was $193.5 million and $63.7 million, respectively. The average interest rate on the borrowings was 3.67% in 2008 and 4.35% in 2007. The FHLB requires the Bank to maintain a required level of investment in FHLB and sufficient collateral to qualify for notes. The Bank has pledged as collateral for these notes all FHLB stock, all funds on deposit with the FHLB, and its investments and commercial real estate portfolios, accounts, general intangibles, equipment and other property in which a security interest can be granted by the Bank to the FHLB.

NOTE 15.    JUNIOR SUBORDINATED DEBENTURES

As of December 31, 2008, the Company had 14 wholly-owned trusts (“Trusts”), including a Master Trust formed in 2007 to issue two separate series of trust preferred securities, that were formed to issue trust preferred securities and related common securities of the Trusts and are not consolidated. One Trust, representing an obligation of approximately $10.3 million (fair value of approximately $10.3 million as of the merger date), was assumed in connection with the North Bay merger and subsequently redeemed in June 2007. Nine Trusts, representing aggregate total obligations of approximately $96.0 million (fair value of approximately $107.3 million as of the merger date), were assumed in connection with previous mergers.

Following is information about the Trusts as of December 31, 2008:

Junior Subordinated Debentures

(dollars in thousands)

Trust Name	Issue Date	Issued Amount	Carrying Value(1)	Rate (2)		Effective Rate(3)	Maturity Date	Redemption Date
AT FAIR VALUE:
Umpqua Statutory Trust II	October 2002	$20,619	$16,517	Floating	(4)	6.43%	October 2032	October 2007
Umpqua Statutory Trust III	October 2002	30,928	25,120	Floating	(5)	6.43%	November 2032	November 2007
Umpqua Statutory Trust IV	December 2003	10,310	7,595	Floating	(6)	6.43%	January 2034	January 2009
Umpqua Statutory Trust V	December 2003	10,310	7,501	Floating	(6)	6.43%	March 2034	March 2009
Umpqua Master Trust I	August 2007	41,238	21,348	Floating	(7)	6.43%	September 2037	September 2012
Umpqua Master Trust IB	September 2007	20,619	14,439	Floating	(8)	6.43%	December 2037	December 2012

		134,024	92,520

AT AMORTIZED COST:
HB Capital Trust I	March 2000	5,310	6,496	10.875%		8.03%	March 2030	March 2010
Humboldt Bancorp Statutory Trust I	February 2001	5,155	6,013	10.200%		8.10%	February 2031	February 2011
Humboldt Bancorp Statutory Trust II	December 2001	10,310	11,539	Floating	(9)	4.16%	December 2031	December 2006
Humboldt Bancorp Staututory Trust III	September 2003	27,836	30,996	Floating	(10)	3.91%	September 2033	September 2008
CIB Capital Trust	November 2002	10,310	11,351	Floating	(5)	4.70%	November 2032	November 2007
Western Sierra Statutory Trust I	July 2001	6,186	6,215	Floating	(11)	6.50%	July 2031	July 2006
Western Sierra Statutory Trust II	December 2001	10,310	10,359	Floating	(9)	4.68%	December 2031	December 2006
Western Sierra Statutory Trust III	September 2003	10,310	10,343	Floating	(12)	7.38%	September 2033	September 2008
Western Sierra Statutory Trust IV	September 2003	10,310	10,343	Floating	(12)	7.38%	September 2033	September 2008

		96,037	103,655

	Total	$230,061	$196,175

Umpqua Holdings Corporation and Subsidiaries

(1)	Includes purchase accounting adjustments, net of accumulated amortization, for junior subordinated debentures assumed in connection with the North Bay, Western Sierra and previous mergers as well as fair value adjustment pursuant to the adoption of SFAS No. 159 related to trusts recorded at fair value.
(2)	Contractual interest rate of junior subordinated debentures.
(3)	Effective interest rate based upon the carrying value as of December 2008.
(4)	Rate based on LIBOR plus 3.35%, adjusted quarterly.
(5)	Rate based on LIBOR plus 3.45%, adjusted quarterly.
(6)	Rate based on LIBOR plus 2.85%, adjusted quarterly.
(7)	Rate based on LIBOR plus 1.35%, adjusted quarterly.
(8)	Rate based on LIBOR plus 2.75%, adjusted quarterly.
(9)	Rate based on LIBOR plus 3.60%, adjusted quarterly.
(10)	Rate based on LIBOR plus 2.95%, adjusted quarterly.
(11)	Rate based on LIBOR plus 3.58%, adjusted quarterly.
(12)	Rate based on LIBOR plus 2.90%, adjusted quarterly.

The $230.1 million of trust preferred securities issued to the Trusts as of December 31, 2008 ($230.1 million as of December 31, 2007) are reflected as junior subordinated debentures in the consolidated balance sheets. The common stock issued by the Trusts is recorded in other assets in the consolidated balance sheets, and totaled $6.9 million at December 31, 2008 and 2007.

All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of December 31, 2008, under guidance issued by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Effective April 11, 2005, the Federal Reserve Board adopted a rule that permits the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. Under the Federal Reserve Board rule, after a five-year transition period ending March 31, 2009, the aggregate amount of trust preferred securities and certain other restricted core capital elements is limited to 25% of Tier 1 capital, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. At December 31, 2008, the Company’s restricted core capital elements were 23% of total core capital, net of goodwill. There can be no assurance that the Federal Reserve Board will not further limit the amount of trust preferred securities permitted to be included in Tier 1 capital for regulatory capital purposes.

Effective January 1, 2007, the Company adopted SFAS No. 159 allowing us to measure certain financial assets and liabilities at fair value. Umpqua selected the fair value measurement option for certain pre-existing junior subordinated debentures of $97.9 million (the Umpqua Statutory Trusts) as of the adoption date. The remaining junior subordinated debentures as of the adoption date were acquired through business combinations and were measured at fair value at the time of acquisition. Accounting for junior subordinated debentures originally issued by the Company at fair value enables us to more closely align our financial performance with the economic value of those liabilities. Additionally, we believe it improves our ability to manage the market and interest rate risks associated with the junior subordinated debentures. The junior subordinated debentures measured at fair value and amortized cost have been presented as separate line items on the balance sheet. We use a discounted cash flow model to determine the fair value of the junior subordinated debentures using market discount rate assumptions. The future cash flows of these instruments are extended to the next available redemption date or maturity date as appropriate based upon the spreads of recent issuances or quotes from brokers for comparable bank holding companies compared to the contractual spread of each junior subordinated debenture measured at fair value. For additional assurance, in 2008 we obtained a valuation from a third party pricing service to validate the results of our model.

As a result of the fair value measurement election for the above financial instruments, we recorded gains of $38.9 and $4.9 million for the years ended December 31, 2008 and 2007, respectively, resulting from the change in fair value of the junior subordinated debentures recorded at fair value. The change in fair value resulted from the widening of the credit risk adjusted spread on potential new issuances and recent reductions in three month LIBOR rates. These gains were recorded in gain on junior subordinated debentures carried at fair value within non-interest income. Interest expense on junior subordinated debentures continues to be recorded on an accrual basis and is reported in interest expense. The junior subordinated debentures recorded at fair value of $92.5 million had contractual unpaid principal amounts of $134.0 million outstanding as of

December 31, 2008. The junior subordinated debentures recorded at fair value of $131.7 million had contractual unpaid principal amounts of $134.0 million outstanding as of December 31, 2007.

NOTE 16.    EMPLOYEE BENEFIT PLANS

Employee Savings Plan—Substantially all of the Bank’s and Strand’s employees are eligible to participate in the Umpqua Bank 401(k) and Profit Sharing Plan (the “Umpqua 401(k) Plan”), a defined contribution and profit sharing plan sponsored by the Company. Employees may elect to have a portion of their salary contributed to the plan in conformity with Section 401(k) of the Internal Revenue Code. At the discretion of the Company’s Board of Directors, the Company may elect to make matching and/or profit sharing contributions to the Umpqua 401(k) Plan based on profits of the Bank. The Company’s contributions under the plan charged to expense amounted to $2.3 million, $2.5 million and $2.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Supplemental Retirement Plan—The Company has established the Umpqua Holdings Corporation Deferred Compensation & Supplemental Retirement Plan (the “DC/SRP”), a nonqualified deferred compensation plan to help supplement the retirement income of certain highly compensated executives selected by resolution of the Company’s Board of Directors. The DC/SRP has two components, a supplemental retirement plan (“SRP”) and a deferred compensation plan (“DCP”). The Company may make discretionary contributions to the SRP. For the years ended December 31, 2008, 2007 and 2006, the Company’s matching contribution charged to expense for these supplemental plans totaled $73,000, $65,000 and $95,000, respectively. The plan balances at December 31, 2008 and 2007 were $327,000 and $329,000, respectively, and are recorded in other liabilities. Under the DCP, eligible officers may elect to defer up to 50% of their salary into a plan account. At December 31, 2008, there were no DCP balances.

Salary Continuation Plans—The Bank sponsors various salary continuation plans for the CEO and certain retired employees. These plans are unfunded, and provide for the payment of a specified amount on a monthly basis for a specified period (generally 10 to 20 years) after retirement. In the event of a participant employee’s death prior to or during retirement, the Bank is obligated to pay to the designated beneficiary the benefits set forth under the plan. At December 31, 2008 and 2007, liabilities recorded for the estimated present value of future salary continuation plan benefits totaled $15.0 million and $14.3 million, respectively, and are recorded in other liabilities. For the years ended December 31, 2008, 2007 and 2006, expense recorded for the salary continuation plan benefits totaled $1.9 million, $1.0 million and $1.3 million, respectively.

Deferred Compensation Plans and Rabbi Trusts—The Bank from time to time adopts deferred compensation plans that provide certain key executives with the option to defer a portion of their compensation. In connection with prior acquisitions, the Bank assumed liability for certain deferred compensation plans for key employees, retired employees and directors. Subsequent to the effective date of the acquisitions, no additional contributions were made to these plans. At December 31, 2008 and 2007, liabilities recorded in connection with deferred compensation plan benefits totaled $5.9 million and $6.8 million, respectively, and are recorded in other liabilities.

The Bank has established and sponsors, for some deferred compensation plans assumed in connection with prior mergers, irrevocable trusts commonly referred to as “Rabbi Trusts.” The trust assets (generally cash and trading assets) are consolidated in the Company’s balance sheets and the associated liability (which equals the related asset balances) is included in other liabilities. The asset and liability balances related to these trusts as of December 31, 2008 and 2007 were $1.5 million and $2.5 million, respectively.

Umpqua Holdings Corporation and Subsidiaries

The Bank has purchased, or acquired through mergers, life insurance policies in connection with the implementation of certain executive supplemental income, salary continuation and deferred compensation retirement plans. These policies provide protection against the adverse financial effects that could result from the death of a key employee and provide tax-exempt income to offset expenses associated with the plans. It is the Bank’s intent to hold these policies as a long-term investment. However, there will be an income tax impact if the Bank chooses to surrender certain policies. Although the lives of individual current or former management-level employees are insured, the Bank is the owner and sole or partial beneficiary. At December 31, 2008 and 2007, the cash surrender value of these policies was $83.7 million and $80.6 million, respectively. At December 31, 2008 and 2007, the Bank also had liabilities for post-retirement benefits payable to other partial beneficiaries under some of these life insurance policies of $1.3 million and $1.2 million, respectively. The Bank is exposed to credit risk to the extent an insurance company is unable to fulfill its financial obligations under a policy. In order to mitigate this risk, the Bank uses a variety of insurance companies and regularly monitors their financial condition.

NOTE 17.    COMMITMENTS AND CONTINGENCIES

Lease Commitments—The Company leases 111 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times upon expiration.

Rent expense for the years ended December 31, 2008, 2007 and 2006 was $12.7 million, $11.9 million and $9.4 million, respectively. Rent expense was offset by rent income of $668,000, $657,000 and $392,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

The following table sets forth, as of December 31, 2008, the future minimum lease payments under non-cancelable operating leases and future minimum income receivable under non-cancelable operating subleases:

(in thousands)

	Lease Payments	Sublease Income
2009	$10,805	$422
2010	10,066	341
2011	9,437	173
2012	8,316	141
2013	6,647	125
Thereafter	25,863	—

Total	$71,134	$1,202

Financial Instruments with Off-Balance-Sheet Risk—The Company’s financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank’s business and involve elements of credit, liquidity and interest rate risk. The following table presents a summary of the Bank’s commitments and contingent liabilities:

(in thousands)

As of December 31, 2008
Commitments to extend credit	$1,225,231
Commitments to extend overdrafts	$183,539
Standby letters of credit	$71,944
Commitments to originate loans held for sale	$90,645
Forward sales commitments	$64,300

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank has not been required to perform on any financial guarantees and did not incur any losses in connection with standby letters of credit during the years ended December 31, 2008, 2007 and 2006. At December 31, 2008, approximately $46.5 million of standby letters of credit expire within one year, and $25.4 million expire thereafter. Upon issuance, the Company recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. Fees are recognized ratably over the term of the standby letter of credit. The fair value of guarantees associated with standby letters of credit was $172,000 as of December 31, 2008.

At December 31, 2008, the reserve for unfunded commitments, which is included in other liabilities on the consolidated balance sheet, was $1.0 million. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amounts of commitments, loss experience, and economic conditions.

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

During 2007, Visa announced that it completed restructuring transactions in preparation for an initial public offering of its Class A stock, and, as part of those transactions, Umpqua Bank’s membership interest was exchanged for 764,036 shares of Class B common stock in Visa. In March 2008, Visa completed its initial public offering. Following the initial public offering, the

Umpqua Holdings Corporation and Subsidiaries

Company received $12.6 million proceeds as a mandatory partial redemption of 295,377 shares, reducing the Company’s holdings from 764,036 shares to 468,659 shares of Class B common stock. A conversion ratio of 0.71429 was established for the conversion rate of Class B shares into Class A shares. Using the proceeds from this offering, Visa also established a $3.0 billion escrow account to cover settlements, resolution of pending litigation and related claims (“covered litigation”). In connection with Visa’s establishment of the litigation escrow account, the Company reversed the $5.2 million Visa litigation related reserve in the first quarter of 2008.

In October 2008, Visa announced that it had reached a settlement with Discover Card related to an antitrust lawsuit. Umpqua Bank and other Visa member banks were obligated to fund the settlement and share in losses resulting from this litigation that were not already provided for in the escrow account. Visa notified the Company that it had established an additional reserve related to the settlement with Discover Card that had not already been funded into the escrow account. In connection with this settlement, the Company recorded, in the third quarter of 2008, a liability and corresponding expense of $2.1 million pre-tax, for its proportionate share of that liability. In December 2008, this liability and expense was reversed when Visa deposited additional funds into the escrow account to cover the remaining amount of the settlement. The deposit of funds into the escrow account further reduced the conversion ratio applicable to Class B common stock outstanding from 0.71429 per Class A share to 0.6296 per Class A share.

The unredeemed shares of Visa Class B common stock are restricted and may not be transferred until the later of (1) three years from the date of the initial public offering or (2) the period of time necessary to resolve the covered litigation. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

As of December 31, 2008, the value of the Class A shares was $52.45 per share. The value of unredeemed Class A equivalent shares owned by the Company was $15.5 million as of December 31, 2008, and has not been reflected in the accompanying financial statements.

In the ordinary course of business, various claims and lawsuits are brought by and against the Company, the Bank and Strand. In the opinion of management, there is no pending or threatened proceeding in which an adverse decision could result in a material adverse change in the Company’s consolidated financial condition or results of operations.

Concentrations of Credit Risk—The Company grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington and California. In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 79% of the Company’s loan and lease portfolio at December 31, 2008 and 2007. Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectibility, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Company’s primary market areas in particular, such as was seen with the deterioration in the residential development market since 2007, could have an adverse impact on the repayment of these loans. Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

NOTE 18.    DERIVATIVES

The Company may use derivatives to hedge the risk of changes in the fair values of interest rate lock commitments, residential mortgage loans held for sale, and mortgage servicing rights. None of the Company’s derivatives are designated as hedging instruments under SFAS 133. Rather, they are accounted for as free-standing derivatives, or economic hedges, with changes in the fair value of the derivatives reported in income. The Company primarily utilizes forward interest rate contracts in its derivative risk management strategy.

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates (“MBS TBAs”) in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position. There were no counterparty default losses on forward contracts in 2008, 2007 or 2006. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At December 31, 2008, the Bank had commitments to originate mortgage loans held for sale totaling $90.6 million and forward sales commitments of $64.3 million.

In the fourth quarter of 2007, the Company began using derivative instruments, primarily MBS TBAs, to hedge the risk of changes in the fair value of MSR due to changes in interest rates. Starting in late February 2008 and continuing into March 2008, the bond markets experienced extraordinary volatility. This volatility resulted in widening spreads and price declines on the derivative instruments that were not offset by corresponding gains in the MSR asset. In March of 2008, the Company suspended the MSR hedge, given the continued volatility.

The following tables summarize the types of derivatives, separately by assets and liabilities, their locations on the consolidated balance sheets, and the fair values of such derivatives as of December 31, 2008 and 2007:

(in thousands)

Underlying Risk Exposure	Description	Balance Sheet Location		2008	2007
Asset Derivatives
Interest rate contracts	Rate lock commitments	Other assets		$1,170	$74
Interest rate contracts	Forward sales commitments	Other assets		151	—
Interest rate contracts	MSR hedge instruments	Other assets		—	34

Total asset derivatives				$1,321	$108

Liability Derivatives
Interest rate contracts	Rate lock commitments	Other liabilities		$3	$6
Interest rate contracts	Forward sales commitments	Other liabilities		583	144

Total liability derivatives				$586	$150

The following table summarizes the types of derivatives, their location on the consolidated statements of income, and the losses recorded in 2008, 2007 and 2006: (in thousands)
Underlying Risk Exposure	Description	Income Statement Location	2008	2007	2006
Interest rate contracts	Rate lock commitments	Mortgage banking revenue	$1,099	$117	$(77)
Interest rate contracts	Forward sales commitments	Mortgage banking revenue	(184)	(122)	19
Interest rate contracts	MSR hedge instruments	Mortgage banking revenue	(2,398)	(334)	—

Total			$(1,483)	$(339)	$(58)

The Company’s derivative instruments do not have specific credit risk-related contingent features. The forward sales commitments do have contingent features that may require transferring collateral to the broker/dealers upon their request. However, this amount would be limited to the net unsecured loss exposure at such point in time and would not materially effect the Company’s liquidity or results of operations.

Umpqua Holdings Corporation and Subsidiaries

NOTE 19.    PREFERRED STOCK

On November 14, 2008, in exchange for an aggregate purchase price of $214.2 million, the Company issued and sold to the United State Department of the Treasury (“U.S. Treasury”) pursuant to the TARP Capital Purchase Program (the “CPP”) the following: (i) 214,181 shares of the Company’s newly designated non-convertible Fixed Rate Cumulative Perpetual Preferred Stock, Series A, (the “preferred stock”) no par value per share and liquidation preference $1,000 per share (and $214.2 million liquidation preference in the aggregate) and (ii) a warrant to purchase up to 2,221,795 shares of the Company’s common stock, no par value per share, at an exercise price of $14.46 per share, subject to certain customary anti-dilution and other adjustments.

In connection with the issuance and sale of the Company’s securities, the Company entered into a Letter Agreement including the Securities Purchase Agreement – Standard Terms, dated November 14, 2008, with the U.S. Treasury (the “Agreement”). The Agreement grants the holders of the preferred stock, the warrant and the common stock to be issued under the warrant registration rights and subjects the Company to executive compensation limitations included in the Emergency Economic Stabilization Act of 2008. For regulatory purposes, the preferred stock is considered Tier 1 capital.

The preferred stock bears cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter, in each case, applied to the $1,000 per share liquidation preference, but will only be paid when, as and if declared by the Company’s Board of Directors out of funds legally available therefor. Dividend payments are payable quarterly in arrears on the 15th day of February, May, August and November of each year.

The preferred stock ranks senior to our common stock (and on an equivalent basis with the Company’s other authorized series of preferred stock, of which no shares are currently outstanding) with respect to the payment of dividends and distributions of amounts payable upon liquidation, dissolution and winding up the Company. The Company may not pay dividends on, repurchase, or redeem any other class of stock unless all dividends in arrears are fully paid. Additionally, the Agreement contains limitations on the payment of quarterly cash dividends on the Company’s common stock in excess of $0.19 per share. So long as the preferred stock is outstanding and held by the U.S. Treasury, the Company may not repurchase common shares without the Treasury’s consent through the third anniversary date of the issuance, other than when in connection with any benefit plan in the ordinary course of business consistent with past practice.

For three years from the date of the issuance, the preferred stock may only be redeemed with the proceeds from a qualified equity offering that results in aggregate gross proceeds to the Company of not less that 25% of the issue price of the preferred stock. A qualified equity offering means the sale of Tier 1 qualifying perpetual preferred stock or common stock for cash. After three years, the preferred stock may be redeemed by the Company at its issue price, plus all accrued and unpaid dividends, subject to the approval of the Company’s primary federal bank regulator. The preferred stock has no maturity date.

The preferred stock is not subject to any contractual restrictions on transfer. The holders of the preferred stock have no general voting rights, and have only limited class voting rights including, authorization or issuance of shares ranking senior to the preferred stock, any amendment to the rights of the preferred stock, or any merger, exchange or similar transaction which would adversely affect the rights of the preferred stock. If dividends on the preferred stock are not paid in full for six dividend periods, whether or not consecutive, the preferred stock holders will have the right to elect two directors. The right to elect directors will end when full dividends have been paid for four consecutive dividend periods. The preferred stock is not subject to sinking fund requirements and has no participation rights.

On November 10, 2008, the Company filed with the Secretary of State of the State of Oregon, Articles of Amendment to its Restated Articles of Incorporation establishing the terms of the preferred stock.

In accordance with the relevant accounting pronouncements and a letter from the Securities and Exchange Commission’s (the “SEC”) Office of the Chief Accountant, the Company recorded the preferred stock and detachable warrants within Stockholders’ Equity on the Consolidated Balance Sheets. The preferred stock and detachable warrants were initially recognized based on their relative fair values at the date of issuance. As a result, the preferred stock’s carrying value is at a discount to the liquidation value or stated value. In accordance the SEC’s Staff Accounting Bulletin No. 68, Increasing Rate

Preferred Stock, the discount is considered an unstated dividend cost that shall be amortized over the period preceding commencement of the perpetual dividend using the effective interest method, by charging the imputed dividend cost against retained earnings and increasing the carrying amount of the preferred stock by a corresponding amount. The discount is therefore being amortized over five years using a 6.35% effective interest rate. The total stated dividends (whether or not declared) and unstated dividend cost combined represents a period’s total preferred stock dividend, which is deducted from net income to arrive at net income available to common shareholders on the Consolidated Statements of Income.

During the year ended December 31, 2008, the Board has not declared or paid cash dividends on the preferred stock. As of December 31, 2008, no dividends on the preferred stock were in arrears. In February 2009, the Board declared and the Company paid the first quarterly dividend, which was payable February 17, 2009.

NOTE 20.    COMMON STOCK

Stock Plans

The Company’s 2007 Long Term Incentive Plan (“2007 LTI Plan”) authorizes the award of up to 1 million restricted stock unit grants, which are subject to performance-based vesting as well as other approved vesting conditions. The Company’s 2003 Stock Incentive Plan (“2003 Plan”) provides for grants of up to 2 million shares. The 2003 Plan further provides that no grants may be issued if existing options and subsequent grants under the 2003 Plan exceed 10% of the Company’s outstanding shares on a diluted basis. Under the terms of the 2003 Plan, options and awards generally vest ratably over a period of five years, the exercise price of each option equals the market price of the Company’s common stock on the date of the grant, and the maximum term is ten years.

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

The following table summarizes information about stock options outstanding at December 31, 2008, 2007 and 2006:

(shares in thousands)

	2008		2007		2006
	Options Outstanding	Weighted-Avg Exercise Price	Options Outstanding	Weighted-Avg Exercise Price	Options Outstanding	Weighted-Avg Exercise Price
Balance, beginning of year	1,582	$15.94	1,807	$14.78	1,846	$13.75
Granted	527	$14.20	50	$26.12	25	$28.43
Acquisitions	—	$—	542	$13.39	723	$14.32
Exercised	(132)	$9.34	(767)	$11.67	(769)	$12.18
Forfeited/expired	(158)	$18.96	(50)	$21.21	(18)	$19.90

Balance, end of year	1,819	$15.66	1,582	$15.94	1,807	$14.78

Options exercisable, end of year	1,121	$15.05	1,215	$13.91	1,304	$11.88

Umpqua Holdings Corporation and Subsidiaries

The following table summarizes information about outstanding stock options issued under all plans as of December 31, 2008:

(shares in thousands)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Avg. Remaining Contractual Life (Years)	Weighted Avg. Exercise Price	Options Exercisable	Weighted Avg. Exercise Price
$4.00 to $10.85	366	3.6	$6.61	366	$6.61
$10.94 to $13.70	367	5.4	$12.31	207	$12.87
$13.93 to $15.50	370	8.4	$15.29	50	$14.56
$16.93 to $23.49	552	5.3	$21.15	371	$21.02
$24.25 to $28.43	164	6.5	$25.70	127	$25.59

	1,819	5.7	$15.66	1,121	$15.05

The compensation cost related to stock options, including costs related to unvested options assumed in connection with acquisitions, that has been charged against income (included in salaries and employee benefits) was $1.0 million, $1.3 million and $1.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. The total income tax benefit recognized in the income statement related to stock options was $420,000, $540,000 and $551,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

The total intrinsic value (which is the amount by which the stock price exceeds the exercise price) of both options outstanding and options exercisable as of December 31, 2008, was $3.7 million and $3.2 million, respectively. The weighted average remaining contractual term of options exercisable was 4.2 years as of December 31, 2008. The total intrinsic value of options exercised was $666,000, $8.7 million and $11.5 million, in the years ended December 31, 2008, 2007 and 2006, respectively. During the years ended December 31, 2008, 2007 and 2006, the amount of cash received from the exercise of stock options was $1.2 million, $9.0 million and $9.4 million, respectively. As of December 31, 2008, there was $2.1 million of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a weighted-average period of 3.1 years.

The Company grants restricted stock awards periodically as a part of the 2003 Plan for the benefit of employees. Restricted shares issued generally vest on an annual basis over five years. A deferred restricted stock award was granted to an executive in the second quarter of 2007. The award vests monthly based on continued service in various increments through July 1, 2011. The Company will issue certificates for the vested award within the seventh month following termination of the executive’s employment. The following table summarizes information about nonvested restricted shares outstanding at December 31:

(shares in thousands)

	2008		2007		2006
	Restricted Shares Outstanding	Average Grant Date Fair Value	Restricted Shares Outstanding	Average Grant Date Fair Value	Restricted Shares Outstanding	Average Grant Date Fair Value
Balance, beginning of year	247	$25.11	122	$26.36	47	$21.28
Granted	32	$15.18	172	$24.31	93	$27.99
Released	(42)	$25.81	(31)	$24.96	(14)	$20.76
Forfeited/expired	(21)	$26.11	(16)	$26.28	(4)	$23.35

Balance, end of year	216	$23.42	247	$25.11	122	$26.36

The compensation cost related to restricted stock awards that has been charged against income (included in salaries and employee benefits) was $1.2 million, $1.3 million and $555,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The total income tax benefit recognized in the income statement related to restricted stock awards was $493,000, $533,000 and $222,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The total fair value of shares vested was $660,000, $757,000 and $383,000, for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, there was $3.4 million of total unrecognized compensation cost related to nonvested restricted stock awards which is expected to be recognized over a weighted-average period of 3.1 years.

The Company grants restricted stock units as a part of the 2007 Long Term Incentive Plan for the benefit of certain executive officers. Restricted stock unit grants are subject to performance-based vesting as well as other approved vesting conditions. In the second quarter of 2007, restricted stock units were granted that cliff vest after three years based on performance and service conditions. In the first quarter of 2008, additional restricted stock units were granted to these executives under substantially similar vesting terms. The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the performance and service conditions set forth in the grant agreements. The following table summarizes information about restricted stock units outstanding at December 31:

(shares in thousands)

	2008		2007
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance, beginning of year	194	$24.52	—	$—
Granted	183	$14.33	194	$24.52
Forfeited/expired	(76)	$19.95	—	$—

Balance, end of year	301	$19.48	194	$24.52

The compensation cost related to restricted stock units that has been charged against income (included in salaries and employee benefits) was $1.6 million for the year ended December 31, 2008. The total income tax benefit recognized in the income statement related to restricted stock units was $645,000 for the year ended December 31, 2008. No compensation expense was recognized for the year ended December 31, 2007 as none of the performance-based vesting conditions were or were expected to be met. As of December 31, 2008, there was $1.7 million of total unrecognized compensation cost related to nonvested restricted stock units which is expected to be recognized over a weighted-average period of 1.6 years, assuming performance conditions are met.

For the years ended December 31, 2008, 2007 and 2006, the Company received income tax benefits of $527,000, $3.4 million, and $4.0 million, respectively, related to the exercise of non-qualified employee stock options, disqualifying dispositions in the exercise of incentive stock options and the vesting of restricted shares. For the ended December 31, 2008, the Company had net tax deficiencies (tax deficiency resulting from tax deductions less than the compensation cost recognized) of $195,000, compared to net excess tax benefits (tax benefits resulting from tax deductions in excess of the compensation cost recognized) of $289,000 for the year ended December 31, 2007. Cash flows from gross excess tax benefits are classified as financing cash flows.

Share Repurchase Plan

The Company’s share repurchase plan, which was approved by the Board and announced in August 2003, originally authorized the repurchase of up to 1.0 million shares. Prior to 2007, the authorization was amended to increase the repurchase limit to 2.5 million shares. On April 19, 2007, the Company announced an expansion of the Board of Directors approved common stock repurchase plan, increasing the repurchase limit to 6.0 million shares and extending the plan’s expiration date from June 30, 2007 to June 30, 2009. As of December 31, 2007, a total of 1.5 million shares remained available for repurchase. The Company repurchased no shares under the repurchase plan in 2008 as compared to 4.0 million shares in 2007. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, our capital plan, and are subject to certain limitations resulting from the Company’s participation in the TARP Capital Purchase Program.

Umpqua Holdings Corporation and Subsidiaries

We also have certain stock option and restricted stock plans which provide for the payment of the option exercise price or withholding taxes by tendering previously owned or recently vested shares. During the years ended December 31, 2008 and 2007, there were 263 and 42,762 shares tendered in connection with option exercises. Restricted shares cancelled to pay withholding taxes totaled approximately 7,936 and 3,830 shares during the years ended December 31, 2008 and 2007.

Warrants

On November 14, 2008, in connection with the issuance of the preferred stock, the Company issued a warrant to the U.S. Treasury to purchase up to 2,221,795 shares of the Company’s common stock, no par value per share, at an exercise price of $14.46 per share, subject to certain customary anti-dilution and other adjustments. The warrants issued are immediately exercisable, in whole or in part, and have a ten year term. The U.S. Treasury may only exercise or transfer up to one-half of the warrants prior to the earlier of, the date the Company receives aggregate gross proceeds of not less than 100% of the issue price of the preferred stock from one or more qualified equity offerings, or December 31, 2009. The warrants are not subject to any other contractual restrictions on transfer. The Company has granted the warrant holder piggyback registration rights for the warrants and the common stock underlying the warrants and have agreed to take such other steps as may be reasonably requested to facilitate the transfer of the warrants and the common stock underlying the warrants. The holders of the warrants are not entitled to any common stockholder rights. The U.S. Treasury agrees not to exercise voting power with respect to any shares of common stock of the Company issued to it upon exercise of the warrants.

The preferred stock and detachable warrants were initially recognized based on their relative fair values at the date of issuance in accordance with APB opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. As a result, the value allocated to the warrants is different than the estimated fair value of the warrants as of the grant date. The following assumptions were used to determine the fair value of the warrants as of the grant date:

Dividend yield	4.17%
Expected life (years)	10.0
Expected volatility	46%
Risk-free rate	3.72%
Fair value per warrant at grant date	$4.94
Relative fair value per warrant at grant date	$5.52

NOTE 21.    REGULATORY CAPITAL

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets (as defined in the regulations), and of Tier I capital to average assets (as defined in the regulations). Management believes, as of December 31, 2008, that the Company meets all capital adequacy requirements to which it is subject.

The Company’s capital amounts and ratios as of December 31, 2008 and 2007 are presented in the following table:

(dollars in thousands)

	Actual		For Capital Adequacy purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
AS OF DECEMBER 31, 2008:
Total Capital
(to Risk Weighted Assets)
Consolidated	$1,041,882	14.62%	$570,113	8.00%	$712,642	10.00%
Umpqua Bank	$943,986	13.25%	$569,954	8.00%	$712,442	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$952,725	13.37%	$285,034	4.00%	$427,550	6.00%
Umpqua Bank	$854,829	12.00%	$284,943	4.00%	$427,415	6.00%
Tier I Capital
(to Average Assets)
Consolidated	$952,725	12.38%	$307,827	4.00%	$384,784	5.00%
Umpqua Bank	$854,829	11.13%	$307,216	4.00%	$384,020	5.00%

AS OF DECEMBER 31, 2007:
Total Capital
(to Risk Weighted Assets)
Consolidated	$771,855	10.89%	$567,019	8.00%	$708,774	10.00%
Umpqua Bank	$761,510	10.77%	$565,653	8.00%	$707,066	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$695,662	9.82%	$283,365	4.00%	$425,048	6.00%
Umpqua Bank	$685,317	9.70%	$282,605	4.00%	$423,907	6.00%
Tier I Capital
(to Average Assets)
Consolidated	$695,662	9.24%	$301,152	4.00%	$376,441	5.00%
Umpqua Bank	$685,317	9.12%	$300,578	4.00%	$375,722	5.00%

The Company is a registered financial holding company under the Gramm-Leach-Bliley Act of 1999, and are subject to the supervision of, and regulation by, the Board of Governors of the Federal Reserve System. The Bank is an Oregon state chartered bank with deposits insured by the Federal Deposit Insurance Corporation (“FDIC”), and is subject to the supervision and regulation of the Director of the Oregon Department of Consumer and Business Services, administered through the Division of Finance and Corporate Securities, and to the supervision and regulation of the California Department of Financial Institutions, the Washington Department of Financial Institutions and the FDIC. As of December 31, 2008, the most recent notification from the FDIC categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. The Company is not subject to the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s regulatory capital category.

Umpqua Holdings Corporation and Subsidiaries

NOTE 22.    FAIR VALUES

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. The following table presents estimated fair values of the Company’s financial instruments as of December 31, 2008 and 2007:

(in thousands)

	2008		2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$204,676	$204,676	$192,070	$192,070
Trading securities	1,987	1,987	2,837	2,837
Securities available for sale	1,238,712	1,238,712	1,050,756	1,050,756
Securities held to maturity	15,812	8,379	6,005	6,026
Loans held for sale	22,355	22,355	13,047	13,047
Loans and leases, net	6,035,509	5,515,970	5,970,731	6,158,672
Restricted equity securities	16,491	16,491	15,273	15,273
Mortgage servicing rights	8,205	8,205	10,088	10,088
Bank owned life insurance assets	83,666	83,666	80,593	80,593

FINANCIAL LIABILITIES:
Deposits	$6,588,935	$6,605,170	$6,589,326	$6,581,471
Securities sold under agreement to repurchase	47,588	47,588	36,294	36,294
Federal funds purchased	—	—	69,500	69,500
Term debt	206,531	208,998	73,927	74,784
Junior subordinated debentures, at fair value	92,520	92,520	131,686	131,686
Junior subordinated debentures, at amortized cost	103,655	77,426	104,680	108,752

DERIVATIVE FINANCIAL INSTRUMENTS:
Rate lock commitments	$1,167	$1,167	$68	$68
Forward sales agreements	(432)	(432)	(144)	(144)
MSR hedge instruments	—	—	34	34

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2008 and 2007:

(in thousands)

	Fair Value Measurements at December 31, 2008
Description	Total	Level1	Level 2	Level 3
Trading securities	$1,987	$1,987	$—	$—
Securities available-for-sale	1,238,712	—	1,238,712	—
Mortgage servicing rights	8,205	—	8,205	—
Derivatives	1,321	—	1,321	—

Total assets measured at fair value	$1,250,225	$1,987	$1,248,238	$—

Junior subordinated debentures, at fair value	$92,520	$—	$—	$92,520
Derivatives	586	—	586	—

Total liabilities measured at fair value	$93,106	$—	$586	$92,520

(in thousands)

	Fair Value Measurements at December 31, 2007
Description	Total	Level 1	Level 2	Level 3
Trading securities	$2,837	$2,837	$—	$—
Securities available-for-sale	1,050,756	—	1,050,756	—
Mortgage servicing rights	10,088	—	10,088	—
Derivatives	108	—	108	—

Total assets measured at fair value	$1,063,789	$2,837	$1,060,952	$—

Junior subordinated debentures, at fair value	$131,686	$—	$131,686	$—
Derivatives	150	—	150	—

Total liabilities measured at fair value	$131,836	$—	$131,836	$—

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

Loans—Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, including commercial, real estate and consumer loans. Each loan category is further segregated by fixed and variable rate, performing and nonperforming categories. The carrying values of variable rate real estate construction and development loans are discounted by a liquidity adjustment related to the current market environment. For the remaining variable rate loans, carrying value approximates fair value. The fair value of fixed rate loans is calculated by discounting contractual cash flows at rates which similar loans are currently being made and a liquidity adjustment related to the current market environment.

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

Bank Owned Life Insurance Assets —Fair values of insurance policies owned are based on the insurance contract’s cash surrender value.

Deposits—The fair value of deposits with no stated maturity, such as non-interest-bearing deposits, savings and interest checking accounts, and money market accounts, is equal to the amount payable on demand as of December 31, 2008 and 2007. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

Umpqua Holdings Corporation and Subsidiaries

Junior Subordinated Debentures—The fair value of junior subordinated debentures is estimated using a discounted cash flow model. The future cash flows of these instruments are extended to the next available redemption date or maturity date as appropriate based upon the spreads of recent issuances or quotes from brokers for comparable bank holding companies compared to the contractual spread of each junior subordinated debenture measured at fair value. For additional assurance, we obtained a valuation from a third party pricing service to validate the results of our model. Due to the increasing credit concerns in the capital markets and inactivity in the trust preferred markets that have limited the observability of market spreads, we classified this as a Level 3 fair value measure in the third quarter of the current year. Management believes that the credit risk adjusted spread utilized is indicative of those that would be used by market participants.

Derivative Instruments—The fair value of the derivative instruments is estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The fair value of derivative instruments are presented net by each instrument type.

The following table provides a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the year ended December 31, 2008:

(in thousands)

Junior Subordinated Debentures
Beginning balance	$—
Total gains included in earnings	(30,357)
Purchases, issuances, and settlements	(3,662)
Transfers into Level 3	126,539

Ending Balance	$92,520

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains relating to liabilities still held at the reporting date	$(30,357)

Gains resulting from the widening of the credit risk adjusted spreads on potential new issuances and recent reductions in the three month LIBOR rates are recorded as gains on junior subordinated debentures carried at fair value within other income. The contractual interest expense on the junior subordinated debentures is recorded on an accrual basis as interest on junior subordinated debentures within interest expense.

The change in fair value for junior subordinated debentures during the period is not the result of instrument-specific credit risk, but rather market changes in the pricing of this type of debt. The widening of the credit risk adjusted rate spread on potential new issuances above the Company’s contractual spreads and recent reductions in the three month LIBOR rates have contributed to the positive fair value adjustments. Conversely, contractions in future credit risk adjusted rate spreads on potential new issuances relative to the market rate spread utilized to measure the Company’s junior subordinated debentures at fair value as of December 31, 2008 or future increases to the three month LIBOR will result in negative fair value adjustments.

Additionally, from time to time, certain assets are measured at fair value on a nonrecurring basis. These adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following table presents information about the Company’s assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2008 and 2007, and the losses resulting from these fair value adjustments recorded in the related years:

(in thousands)

	Fair Value Measurements at December 31, 2008				Year ended December 31, 2008
Description	Total	Level 1	Level 2	Level 3	Total Loss
Investment securities, held to maturity	$319	$—	$—	$319	$4,041
Loans and leases	65,752	—	—	65,752	86,607
Goodwill	2,715	—	—	2,715	982
Other real estate owned	4,251	—	—	4,251	5,084

	$73,037	$—	$—	$73,037	$96,714

(in thousands)

	Fair Value Measurements at December 31, 2007				Year ended December 31, 2007
Description	Total	Level 1	Level 2	Level 3	Total Loss
Loans and leases	$25,106	$—	$—	$25,106	$32,335

The investment securities held to maturity above represent seven non-agency collateralized mortgage obligations and a preferred stock instrument where other-than-temporary impairment (“OTTI”) has been identified and the investments have been adjusted to fair value. The fair value of these investments securities were obtained from third party pricing services using matrix or model pricing methodologies and were corroborated by broker indicative bids. OTTI charges are recognized within net (loss) gain on investment securities.

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

The goodwill amount above represents the Retail Brokerage reporting segment for which goodwill has been adjusted to fair value. The impairment resulted from the Company’s evaluation following the departure of certain Strand financial advisors. The valuation of the impairment at the Retail Brokerage operating segment was determined using an income approach by discounting cash flows of forecasted earnings. The key assumptions used to estimate the fair value of each reporting unit include earnings forecasts for five years, a terminal value based on expected future growth rates, and a discount rate reflective of current market conditions. The discount rate applied was corroborated by a third party valuation specialist.

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

Umpqua Holdings Corporation and Subsidiaries

estate owned are recognized within net loss on real estate owned. The loss represents impairments on other real estate owned for fair value adjustments based on the fair value of the real estate.

NOTE 23.    EARNINGS PER SHARE

The following is a computation of basic and diluted earnings per share for the years ended December 31, 2008, 2007 and 2006:

(in thousands, except per share)

	2008	2007	2006
Net income	$51,044	$63,268	$84,447
Preferred stock dividends	1,620	—	—

Net income available to common shareholders	$49,424	$63,268	$84,447

Weighted average number of common shares outstanding	60,084	59,828	52,311
Effect of potentially dilutive common shares(1)	349	600	739

Diluted weighted average number of common shares outstanding	60,433	60,428	53,050

EARNINGS PER COMMON SHARE:
Basic	$0.82	$1.06	$1.61
Diluted	$0.82	$1.05	$1.59

(1)	Represents the effect of the assumed exercise of stock options, assumed exercise of warrants, vesting of restricted shares, and vesting of restricted stock units, based on the treasury stock method.

Options to purchase an additional 1.1 million shares of common stock and 157,000 nonvested restricted shares were outstanding during the year ended December 31, 2008 but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive. The 1.1 million anti-dilutive stock options noted above does not fully reflect the full-year anti-dilutive effect of options outstanding as of December 31, 2008 due to stock options that were granted during the year. Of the 527,000 stock options granted during 2008, 320,000 were anti-dilutive from their grant date until December 31, 2008. Also as of December 31, 2008, the warrant issued to the U.S. Treasury to purchase up to 2,221,795 shares of common stock in the fourth quarter of 2008 was not included in the computation of diluted EPS because the warrant’s exercise price was greater than the average market price of common shares. Options to purchase an additional 510,000 shares of common stock and 66,000 nonvested restricted shares were outstanding at December 31, 2007 but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive. Anti-dilutive options and nonvested restricted stock excluded at December 31, 2006 were not significant.

NOTE 24.    OPERATING SEGMENTS

The Company operates three primary segments: Community Banking, Mortgage Banking and Retail Brokerage. The Community Banking segment’s principal business focus is the offering of loan and deposit products to its business and retail customers in its primary market areas. As of December 31, 2008, the Community Banking segment operates 148 stores located throughout Oregon, Northern California and Washington.

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

Summarized financial information concerning the Company’s reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

Year Ended December 31, 2008

(in thousands)

	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated
Interest income	$430,205	$35	$12,306	$442,546
Interest expense	147,070	—	5,169	152,239

Net interest income	283,135	35	7,137	290,307
Provision for loan and lease losses	107,678	—	—	107,678
Non-interest income	86,730	9,439	2,636	98,805
Non-interest expense	189,734	10,407	8,116	208,257

Income (loss) before income taxes	72,453	(933)	1,657	73,177
Provision for income taxes	21,063	407	663	22,133

Net income (loss)	51,390	(1,340)	994	51,044
Preferred stock dividends	1,620	—	—	1,620

Net income (loss) available to common shareholders	$49,770	$(1,340)	$994	$49,424

Total assets	$8,376,734	$7,656	$213,160	$8,597,550
Total loans	$5,951,047	$—	$180,327	$6,131,374
Total deposits	$6,582,440	$—	$6,495	$6,588,935

Year Ended December 31, 2007

(in thousands)

	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated
Interest income	$472,836	$63	$15,493	$488,392
Interest expense	194,139	—	8,299	202,438

Net interest income	278,697	63	7,194	285,954
Provision for loan and lease losses	41,730	—	—	41,730
Non-interest income	45,966	10,750	8,109	64,825
Non-interest expense	195,316	9,876	8,926	214,118

Income before income taxes	87,617	937	6,377	94,931
Provision for income taxes	28,748	364	2,551	31,663

Net income	58,869	573	3,826	63,268
Preferred stock dividends	—	—	—	—

Net income available to common shareholders	$58,869	$573	$3,826	$63,268

Total assets	$8,120,970	$8,332	$210,751	$8,340,053
Total loans	$5,869,125	$—	$186,510	$6,055,635
Total deposits	$6,581,709	$—	$7,617	$6,589,326

Umpqua Holdings Corporation and Subsidiaries

Year Ended December 31, 2006

(in thousands)

	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated
Interest income	$392,195	$73	$13,673	$405,941
Interest expense	134,840	—	8,977	143,817

Net interest income	257,355	73	4,696	262,124
Provision for loan and lease losses	2,552	—	—	2,552
Non-interest income	35,675	10,133	7,789	53,597
Non-interest expense	162,643	9,844	9,462	181,949

Income before income taxes	127,835	362	3,023	131,220
Provision for income taxes	45,408	156	1,209	46,773

Net income	82,427	206	1,814	84,447
Preferred stock dividends	—	—	—	—

Net income available to common shareholders	$82,427	$206	$1,814	$84,447

Total assets	$7,087,227	$7,656	$249,353	$7,344,236
Total loans	$5,139,818	$—	$222,044	$5,361,862
Total deposits	$5,834,835	$—	$5,459	$5,840,294

NOTE 25.    RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has made loans to its directors and executive officers (and their associated and affiliated companies). All such loans have been made on the same terms as those prevailing at the time of origination to other borrowers.

The following table presents a summary of aggregate activity involving related party borrowers for the years ended December 31, 2008 and 2007:

(in thousands)

	2008	2007
Loans outstanding at beginning of year	$9,628	$12,191
New loans and advances	7,714	2,460
Less loan repayments	(3,374)	(3,619)
Reclassification(1)	—	(1,404)

Loans outstanding at end of year	$13,968	$9,628

(1)	Represents loans that were once considered related party but are no longer considered related party, or loans that were not related party that subsequently became related party loans.

At December 31, 2008 and 2007, deposits of related parties amounted to $8.0 million and $7.4 million, respectively.

NOTE 26.    PARENT COMPANY FINANCIAL STATEMENTS

Condensed Balance Sheets

December 31,

(in thousands)

	2008	2007
ASSETS
Non-interest-bearing deposits with subsidiary banks	$70,481	$18,903
Investments in:
Bank subsidiary	1,611,612	1,449,046
Nonbank subsidiaries	14,322	13,152
Receivable from nonbank subsidiary	—	1,783
Other assets	5,013	6,196

Total assets	$1,701,428	$1,489,080

LIABILITIES AND SHAREHOLDERS’ EQUITY
Payable to bank subsidiary	$7	$7
Other liabilities	18,238	12,769
Junior subordinated debentures, at fair value	92,520	131,686
Junior subordinated debentures, at amortized cost	103,655	104,680

Total liabilities	214,420	249,142
Shareholders’ equity	1,487,008	1,239,938

Total liabilities and shareholders’ equity	$1,701,428	$1,489,080

Condensed Statements of Income

Year Ended December 31,

(in thousands)

	2008	2007	2006
INCOME
Dividends from subsidiaries	$52,953	$104,540	$28,445
Other income	38,528	5,307	886

Total income	91,481	109,847	29,331

EXPENSES
Management fees paid to subsidiaries	183	150	135
Other expenses	14,638	18,017	15,366

Total expenses	14,821	18,167	15,501

Income before income tax and equity in undistributed earnings of subsidiaries	76,660	91,680	13,830
Income tax expense (benefit)	9,736	(5,011)	(5,534)

Net income before equity in undistributed earnings of subsidiaries	66,924	96,691	19,364
(Distributions in excess) equity in undistributed earnings of subsidiaries	(15,880)	(33,423)	65,083

Net income	51,044	63,268	84,447
Preferred stock dividends	1,620	—	—

Net income available to common shareholders	$49,424	$63,268	$84,447

Umpqua Holdings Corporation and Subsidiaries

Condensed Statements of Cash Flows

Year Ended December 31,

(in thousands)

	2008	2007	2006
OPERATING ACTIVITIES:
Net income	$51,044	$63,268	$84,447
Adjustment to reconcile net income to net cash provided by operating activities:
(Distributions in excess) equity in undistributed earnings of subsidiaries	15,880	33,423	(65,083)
Depreciation, amortization and accretion	(1,025)	(1,099)	(783)
Change in fair value of junior subordinated debentures	(39,166)	(4,829)	—
Net decrease (increase) in other assets	1,184	(207)	18,086
Net increase (decrease) in other liabilities	13,889	(2,164)	3,137

Net cash provided by operating activities	41,806	88,392	39,804

INVESTING ACTIVITIES:
Investment in subsidiaries	(160,000)	1,084	—
Acquisitions	—	2,596	2,638
Sales and maturities of investment securities available for sale	—	797	225
Net decrease (increase) in receivables from subsidiaries	283	(121)	1,079

Net cash (used) provided by investing activities	(159,717)	4,356	3,942

FINANCING ACTIVITIES:
Net (decrease) increase in payables to subsidiaries	—	(13)	95
Proceeds from the issuance of subordinated debentures	—	60,000	—
Repayment of junior subordinated debentures	—	(36,084)	—
Proceeds from issuance of preferred stock	201,927	—	—
Proceeds from issuance of warrants	12,254	—	—
Dividends paid on common stock	(45,796)	(43,461)	(28,131)
Stock repurchased	(129)	(96,291)	(179)
Proceeds from exercise of stock options	1,233	8,955	9,415

Net cash provided (used) by financing activities	169,489	(106,894)	(18,800)

Change in cash and cash equivalents	51,578	(14,146)	24,946
Cash and cash equivalents, beginning of year	18,903	33,049	8,103

Cash and cash equivalents, end of year	$70,481	$18,903	$33,049

NOTE 27.    QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following tables present the summary results for the eight quarters ending December 31, 2008:

2008

(in thousands, except per share information)

	2008
	December 31	September 30	June 30	March 31	Four Quarters
Interest income	$106,658	$109,722	$110,725	$115,441	$442,546
Interest expense	33,614	36,014	37,190	45,421	152,239

Net interest income	73,044	73,708	73,535	70,020	290,307
Provision for loan losses	31,955	35,454	25,137	15,132	107,678
Non-interest income	18,223	34,471	17,128	28,983	98,805
Non-interest expense (including merger expenses)	53,646	56,297	51,438	46,876	208,257

Income before income taxes	5,666	16,428	14,088	36,995	73,177
Provision for income taxes	1,836	4,041	3,932	12,324	22,133

Net income	3,830	12,387	10,156	24,671	51,044
Preferred stock dividends	1,620	—	—	—	1,620

Net income available to common shareholders	$2,210	$12,387	$10,156	$24,671	$49,424

Basic earnings per share	$0.04	$0.21	$0.17	$0.41
Diluted earnings per share	$0.04	$0.20	$0.17	$0.41

Cash dividends declared per common share	$0.05	$0.19	$0.19	$0.19

2007

(in thousands, except per share information)

	2007
	December 31	September 30	June 30	March 31	Four Quarters
Interest income	$124,288	$127,861	$122,556	$113,687	$488,392
Interest expense	52,835	53,986	50,240	45,377	202,438

Net interest income	71,453	73,875	72,316	68,310	285,954
Provision for loan losses	17,814	20,420	3,413	83	41,730
Non-interest income	16,387	18,543	15,930	13,965	64,825
Non-interest expense (including merger expenses)	57,268	52,893	53,945	50,012	214,118

Income before income taxes	12,758	19,105	30,888	32,180	94,931
Provision for income taxes	3,242	5,928	10,975	11,518	31,663

Net income	9,516	13,177	19,913	20,662	63,268
Preferred stock dividends	—	—	—	—	—

Net income available to common shareholders	$9,516	$13,177	$19,913	$20,662	$63,268

Basic earnings per share	$0.16	$0.22	$0.33	$0.36
Diluted earnings per share	$0.16	$0.22	$0.32	$0.35

Cash dividends declared per common share	$0.19	$0.19	$0.18	$0.18

Umpqua Holdings Corporation and Subsidiaries

NOTE 28.    SUBSEQUENT EVENTS

On January 16, 2009, the Washington Department of Financial Institutions closed the Bank of Clark County, Vancouver, Washington, and appointed the Federal Deposit Insurance Corporation (“FDIC”) as its receiver. The FDIC entered into a purchase and assumption agreement with Umpqua Bank to assume the insured non-brokered deposit balances, which totaled $183.9 million, at no premium. The Company recorded the deposit related liabilities at book value. In connection with the assumption, Umpqua Bank acquired certain assets totaling $23.2 million, primarily cash and marketable securities, with the difference of $160.9 million representing funds received directly from the FDIC. Through this agreement, Umpqua Bank now operates two additional store locations in Vancouver, Washington. In addition, the FDIC is reimbursing Umpqua Bank for all overhead costs related to the acquired Bank of Clark County operations for 90 days following closing, while Umpqua Bank will pay the FDIC a servicing fee on assumed deposit accounts for that same period.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES.

On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Our Disclosure Control Committee operates under a charter that was approved by our Audit and Compliance Committee. As of December 31, 2008, our management, including our Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us, that is required to be included in our periodic SEC filings.

Although we change and improve our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the fourth quarter 2008 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Umpqua Holdings Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment and those criteria, we believe that, as of December 31, 2008, the Company maintained effective internal control over financial reporting.

The Company’s registered public accounting firm has audited the Company’s consolidated financial statements and the effectiveness of our internal control over financial reporting as of and for the year ended December 31, 2008 that are included in this annual report and issued their Report of Independent Registered Public Accounting Firm, appearing under Item 8. The attestation report expresses an unqualified opinion on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2008.

February 26, 2009

ITEM 9B.    OTHER INFORMATION.

None.

Umpqua Holdings Corporation

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference to Umpqua’s Proxy Statement for the April 2009 annual meeting of shareholders under the captions “Annual Meeting Business”, “Information About Directors and Executive Officers”, “Corporate Governance Overview” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

(3)	The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed on the Index of Exhibits to this annual report on Form 10-K on sequential page 126.

Umpqua Holdings Corporation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Umpqua Holdings Corporation has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2009.

UMPQUA HOLDINGS CORPORATION (Registrant)

By:	/s/ Raymond P. Davis	Date: February 26, 2009
Raymond P. Davis, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raymond P. Davis Raymond P. Davis	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2009

/s/ Ronald L. Farnsworth Ronald L. Farnsworth	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 26, 2009

/s/ Neal T. McLaughlin Neal T. McLaughlin	Executive Vice President, Treasurer (Principal Accounting Officer)	February 26, 2009

Ronald F. Angell	Director	February 26, 2009

/s/ Scott D. Chambers Scott D. Chambers	Director	February 26, 2009

/s/ Allyn C. Ford Allyn C. Ford	Director	February 26, 2009

/s/ David B. Frohnmayer David B. Frohnmayer	Director	February 26, 2009

/s/ Stephen Gambee Stephen Gambee	Director	February 26, 2009

/s/ Dan Giustina Dan Giustina	Director	February 26, 2009

/s/ William A. Lansing William A. Lansing	Director	February 26, 2009

/s/ Theodore S. Mason Theodore S. Mason	Director	February 26, 2009

/s/ Diane D. Miller Diane D. Miller	Director	February 26, 2009

/s/ Bryan L. Timm Bryan L. Timm	Director	February 26, 2009

EXHIBIT INDEX

Exhibit

3.1	(a)	Restated Articles of Incorporation with Designation of Fixed Rate Cumulative Perpetual Preferred Stock, Series A
3.2	(b)	Bylaws
4.1	(c)	Specimen Common Stock Certificate
4.2	(d)	Amended and Restated Declaration of Trust for Umpqua Master Trust I, dated August 9, 2007
4.3	(e)	Indenture, dated August 9, 2007, by and between Umpqua Holdings Corporation and LaSalle Bank National Association
4.4	(f)	Series A Guarantee Agreement, dated August 9, 2007, by and between Umpqua Holdings Corporation and LaSalle Bank National Association
4.5	(g)	Series B Guarantee Agreement, dated September 6, 2007, by and between Umpqua Holdings Corporation and LaSalle Bank National Association
4.6	(h)	Series B Supplement pursuant to Amended and Restated Declaration of Trust dated August 9, 2007
4.7	(i)	Form of stock certificate for Series A preferred stock
4.8	(j)	Warrant to purchase up to 2,221,795 shares of common stock issued on November 14, 2008
10.1	(k)	Third Restated Supplemental Executive Retirement Plan effective April 16, 2008 between the Company and Raymond P. Davis
10.2	(l)	Employment Agreement dated effective July 1, 2003 between the Company and Raymond P. Davis
10.3	(m)	Umpqua Holdings Corporation 2005 Performance-Based Executive Incentive Plan
10.4	(n)	2003 Stock Incentive Plan, as amended, effective March 5, 2007
10.5	(o)	2007 Long Term Incentive Plan effective March 5, 2007
10.6	(p)	Employment Agreement with William Fike, dated May 12, 2005, as amended
10.7	(q)	Employment Agreement with Brad Copeland dated March 10, 2006
10.8	(r)	Employment Agreement with David Edson dated March 10, 2006
10.9	(s)	Employment Agreement with Daniel Sullivan dated September 15, 2003
10.10	(t)	Amendment to Employment Agreement with Daniel Sullivan dated June 1, 2007
10.11	(u)	Employment Agreement with Ronald L. Farnsworth dated March 5, 2008
10.12	(v)	2005 Executive Deferred Compensation Agreement between the Company and William Fike
10.13	(w)	Form of Long Term Incentive Restricted Stock Unit Agreement
10.14	(x)	Split-Dollar Insurance Agreement dated April 16, 2008 between the Company and Raymond P. Davis
10.15	(y)	Form of First Amendment to Employment Agreements effective September 16, 2008 between the Company and Brad Copeland and David Edson
10.16	(z)	Letter Agreement dated November 14, 2008, including Securities Purchase Agreement—Standard Terms between the Company and the U.S. Department of the Treasury
12	Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm—Moss Adams LLP
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to Exhibit 3.1 to Form 8-K filed November 14, 2008
(b)	Incorporated by reference to Exhibit 3.2 to Form 8-K filed April 21, 2008
(c)	Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 (No. 333-77259) filed with the SEC on April 28, 1999
(d)	Incorporated by reference to Exhibit 4.1 to Form 8-K filed August 10, 2007

Umpqua Holdings Corporation

(e)	Incorporated by reference to Exhibit 4.2 to Form 8-K filed August 10, 2007
(f)	Incorporated by reference to Exhibit 4.3 to Form 8-K filed August 10, 2007
(g)	Incorporated by reference to Exhibit 4.3 to Form 8-K filed September 7, 2007
(h)	Incorporated by reference to Exhibit 4.4 to Form 8-K filed September 7, 2007
(i)	Incorporated by reference to Exhibit 4.1 to Form 8-K filed November 14, 2008
(j)	Incorporated by reference to Exhibit 4.2 to Form 8-K filed November 14, 2008
(k)	Incorporated by reference to Exhibit 99.1 to Form 8-K/A filed April 23, 2008
(l)	Incorporated by reference to Exhibit 10.4 to Form 10-Q filed August 11, 2003
(m)	Incorporated by reference to Appendix B to Form DEF 14A filed March 31, 2005
(n)	Incorporated by reference to Appendix A to Form DEF 14A filed March 14, 2007
(o)	Incorporated by reference to Appendix B to Form DEF 14A filed March 14, 2007
(p)	Incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 9, 2005 and to Exhibit 10.1 to Form 8-K filed March 21, 2006.
(q)	Incorporated by reference to Exhibit 10.2 to Form 8-K filed March 21, 2006
(r)	Incorporated by reference to Exhibit 10.3 to Form 8-K filed March 21, 2006
(s)	Incorporated by reference to Exhibit 10.5 to Form 10-Q filed November 14, 2003 and to Exhibit 10.9 attached to this report
(t)	Incorporated by reference to Exhibit 10.10 to Form 10-K filed February 26, 2008
(u)	Incorporated by reference to Exhibit 99.1 to Form 8-K filed March 7, 2008
(v)	Incorporated by reference to Exhibit 10.2 to Form 10-Q filed August 9, 2005
(w)	Incorporated by reference to Exhibit 10.4 to Form 10-Q filed August 3, 2007
(x)	Incorporated by reference to Exhibit 99.2 to Form 8-K filed April 22, 2008
(y)	Incorporated by reference to Exhibit 99.1 to Form 8-K filed October 8, 2008
(z)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed November 14, 2008