Form 10-Q
period 2009-03-31
UMPQUA HOLDINGS CORP
filed 2009-05-07
CIK 1077771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended:    March 31, 2009

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

☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐  Yes    ☐  No

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

Common stock, no par value: 60,215,353 shares outstanding as of April 30, 2009

UMPQUA HOLDINGS CORPORATION

FORM 10-Q

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except shares)

	March 31, 2009	December 31, 2008
ASSETS
Cash and due from banks	$136,035	$148,064
Temporary investments	70,565	56,612

Total cash and cash equivalents	206,600	204,676
Investment securities
Trading	1,485	1,987
Available for sale, at fair value	1,435,293	1,238,712
Held to maturity, at amortized cost	13,783	15,812
Loans held for sale	34,013	22,355
Loans and leases	6,082,480	6,131,374
Allowance for loan and lease losses	(95,086)	(95,865)

Net loans and leases	5,987,394	6,035,509
Restricted equity securities	16,491	16,491
Premises and equipment, net	103,712	104,694
Goodwill and other intangible assets, net	756,468	757,833
Mortgage servicing rights, at fair value	8,732	8,205
Other real estate owned	32,766	27,898
Other assets	185,796	163,378

Total assets	$8,782,533	$8,597,550

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$1,292,512	$1,254,079
Interest bearing	5,500,022	5,334,856

Total deposits	6,792,534	6,588,935
Securities sold under agreements to repurchase	50,274	47,588
Term debt	206,458	206,531
Junior subordinated debentures, at fair value	91,682	92,520
Junior subordinated debentures, at amortized cost	103,430	103,655
Other liabilities	68,311	71,313

Total liabilities	7,312,689	7,110,542

COMMITMENTS AND CONTINGENCIES (NOTE 7)

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 2,000,000 shares authorized; Series A (liquidation preference $1,000 per share); issued and outstanding: 214,181 in 2009 and 2008	202,692	202,178
Common stock, no par value, 100,000,000 shares authorized; issued and outstanding: 60,198,057 in 2009 and 60,146,400 in 2008	1,006,199	1,005,820
Retained earnings	243,447	264,938
Accumulated other comprehensive income	17,506	14,072

Total shareholders’ equity	1,469,844	1,487,008

Total liabilities and shareholders’ equity	$8,782,533	$8,597,550

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three months ended March 31,
	2009	2008
INTEREST INCOME
Interest and fees on loans	$88,173	$104,152
Interest and dividends on investment securities
Taxable	14,371	9,329
Exempt from federal income tax	1,800	1,679
Dividends	-	78
Interest on temporary investments	32	203

Total interest income	104,376	115,441

INTEREST EXPENSE
Interest on deposits	24,463	39,625
Interest on securities sold under agreements to repurchase and federal funds purchased	184	749
Interest on term debt	1,756	1,125
Interest on junior subordinated debentures	2,560	3,922

Total interest expense	28,963	45,421

Net interest income	75,413	70,020
PROVISION FOR LOAN AND LEASE LOSSES	59,092	15,132

Net interest income after provision for loan and lease losses	16,321	54,888

NON-INTEREST INCOME
Service charges on deposit accounts	7,701	8,377
Brokerage commissions and fees	1,379	2,175
Mortgage banking revenue, net	4,070	(1,870)
Net gain on investment securities	35	3,901
Gain on junior subordinated debentures carried at fair value	580	1,642
Proceeds from Visa mandatory partial redemption	-	12,633
Other income	1,752	2,736

Total non-interest income	15,517	29,594

NON-INTEREST EXPENSE
Salaries and employee benefits	31,073	28,244
Net occupancy and equipment	9,621	9,116
Communications	1,753	1,778
Marketing	970	771
Services	5,329	4,707
Supplies	795	665
FDIC assessments	2,625	1,215
Net loss on other real estate owned	2,299	611
Intangible amortization	1,362	1,491
Merger related expenses	200	-
Visa litigation	-	(5,183)
Other expenses	3,924	4,072

Total non-interest expense	59,951	47,487

(Loss) income before (benefit from) provision for income taxes	(28,113)	36,995
(Benefit from) provision for income taxes	(12,864)	12,324

Net (loss) income	(15,249)	24,671
Preferred stock dividends	3,191	-

Net (loss) income available to common shareholders	$(18,440)	$24,671

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(UNAUDITED)

(in thousands, except per share amounts)

	Three months ended March 31,
	2009	2008
(Loss) earnings per common share:
Basic	$(0.31)	$0.41
Diluted	$(0.31)	$0.41

Weighted average number of common shares outstanding:
Basic	60,176	60,029
Diluted	60,176	60,374

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except shares)

	Preferred Stock	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total

		Shares	Amount

BALANCE AT JANUARY 1, 2008	$-	59,980,161	$988,780	$251,545	$(387)	$1,239,938
Net income				51,044		51,044
Other comprehensive income, net of tax					14,459	14,459

Comprehensive income						$65,503

Stock-based compensation			3,893			3,893
Stock repurchased and retired		(8,199)	(129)			(129)
Issuances of common stock under stock plans and related net tax benefits		174,438	1,022			1,022
Issuance of preferred stock to U.S. Treasury	201,927					201,927
Issuance of warrants to U.S. Treasury			12,254			12,254
Amortization of discount on preferred stock	251			(251)		-
Cash dividends on common stock ($0.62 per share)				(37,400)		(37,400)

Balance at December 31, 2008	$202,178	60,146,400	$1,005,820	$264,938	$14,072	$1,487,008

BALANCE AT JANUARY 1, 2009	$202,178	60,146,400	$1,005,820	$264,938	$14,072	$1,487,008
Net loss				(15,249)		(15,249)
Other comprehensive income, net of tax					3,434	3,434

Comprehensive income						$(11,815)

Stock-based compensation			916			916
Stock repurchased and retired		(18,306)	(162)			(162)
Issuances of common stock under stock plans and related net tax deficiencies		69,963	(375)			(375)
Amortization of discount on preferred stock	514			(514)		-
Dividends declared on preferred stock				(2,707)		(2,707)
Cash dividends on common stock ($0.05 per share)				(3,021)		(3,021)

Balance at March 31, 2009	$202,692	60,198,057	$1,006,199	$243,447	$17,506	$1,469,844

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three months ended March 31,
	2009	2008

Net (loss) income	$(15,249)	$24,671

Unrealized gains arising during the period on investment securities available for sale	6,847	8,311

Reclassification adjustment for gains realized in net income, (net of tax expense of $869 and $1,560 for the three months ended March 31, 2009 and 2008, respectively)	(1,303)	(2,341)

Income tax expense related to unrealized gains on investment securities, available for sale	(2,739)	(3,324)

Net change in unrealized gains on investment securities available for sale	2,805	2,646

Reclassification adjustment for impairments realized in net income (net of tax benefit of $379 for the three months ended March 31, 2009)	568	-

Amortization of unrealized losses on investment securities transferred to held to maturity (net of tax benefit of $41 for the three months ended March 31, 2009)	61	-

Net change in unrealized losses on investment securities transferred to held to maturity	629	-

Other comprehensive income, net of tax	3,434	2,646

Comprehensive (loss) income	$(11,815)	$27,317

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three months ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(15,249)	$24,671
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Restricted equity securities stock dividends	-	(51)
Amortization of investment premiums, net	795	194
Net gain on sale of investment securities available for sale	(2,172)	(3,901)
Other-than-temporary impairment on investment securities held to maturity	2,137	-
Loss on sale of other real estate owned	688	611
Valuation adjustment on other real estate owned	1,611	-
Provision for loan and lease losses	59,092	15,132
Depreciation, amortization and accretion	2,228	3,412
Increase in mortgage servicing rights	(1,968)	(475)
Change in mortgage servicing rights carried at fair value	1,441	1,923
Change in junior subordinated debentures carried at fair value	(838)	(1,883)
Stock-based compensation	916	735
Net decrease in trading account assets	502	458
Gain on sale of loans	(810)	(588)
Origination of loans held for sale	(179,174)	(66,118)
Proceeds from sales of loans held for sale	168,326	39,896
Net (increase) decrease in other assets	(25,069)	19,615
Net decrease in other liabilities	(2,423)	(9,451)

Net cash provided by operating activities	10,033	24,180

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(327,282)	(355,844)
Proceeds from investment securities available for sale	140,936	345,515
Proceeds from investment securities held to maturity	918	737
Redemption of restricted equity securities	-	55
Net loan and lease originations	(17,278)	(19,320)
Proceeds from sales of loans	-	5,392
Proceeds from disposals of furniture and equipment	28	66
Purchases of premises and equipment	(2,451)	(1,896)
Proceeds from sales of other real estate owned	1,588	1,903
Cash acquired in merger, net of cash consideration paid	178,905	-

Net cash used by investing activities	(24,636)	(23,392)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

(in thousands)

	Three months ended March 31,
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit liabilities	19,728	(76,108)
Net decrease in federal funds purchased	-	(14,500)
Net increase in securities sold under agreements to repurchase	2,686	2,002
Proceeds from term debt borrowings	-	170,000
Repayment of term debt	(52)	(70,043)
Dividends paid on preferred stock	(2,707)	-
Dividends paid on common stock	(3,018)	(11,436)
Proceeds from stock options exercised	52	501
Retirement of common stock	(162)	(95)

Net cash provided by financing activities	16,527	321

Net increase in cash and cash equivalents	1,924	1,109
Cash and cash equivalents, beginning of period	204,676	192,070

Cash and cash equivalents, end of period	$206,600	$193,179

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$30,308	$46,807
Income taxes	$44	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gain on investment securities available for sale, net of taxes	$2,805	$2,646
Change in unrealized loss on investment securities held to maturity, net of taxes	$629	$-
Cash dividend declared and payable after period-end	$3,017	$11,449
Transfer of loans to other real estate owned	$8,755	$12,126
Acquisitions:
Assets acquired	$4,978	$-
Liabilities assumed	$183,883	$-

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

The accounting and financial reporting policies of Umpqua Holdings Corporation (referred to in this report as “we”, “our” or “the Company”) conform to accounting principles generally accepted in the United States of America. The accompanying interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Umpqua Bank (“Bank”), and Strand, Atkinson, Williams & York, Inc. (“Strand”). All material inter-company balances and transactions have been eliminated. The consolidated financial statements have not been audited. A more detailed description of our accounting policies is included in the 2008 Annual Report filed on Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the 2008 Annual Report filed on Form 10-K.

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

Note 2 – Business Combinations

On January 16, 2009, the Washington Department of Financial Institutions closed the Bank of Clark County, Vancouver, Washington, and appointed the Federal Deposit Insurance Corporation (“FDIC”) as its receiver. The FDIC entered into a purchase and assumption agreement with Umpqua Bank to assume the insured non-brokered deposit balances, which totaled $183.9 million, at no premium. The Company recorded the deposit related liabilities at book value. In connection with the assumption, Umpqua Bank acquired certain assets totaling $23.0 million, primarily cash and marketable securities, with the difference of $160.9 million representing funds received directly from the FDIC. Through this agreement, Umpqua Bank now operates two additional store locations in Vancouver, Washington. In addition, the FDIC is reimbursing Umpqua Bank for all overhead costs related to the acquired Bank of Clark County operations for 90 days following closing, while Umpqua Bank will pay the FDIC a servicing fee on assumed deposit accounts for that same period.

The results of the Bank of Clark County’s operations have been included in the consolidated financial statements beginning January 17, 2009. Since this date, the Bank of Clark County has contributed net income of approximately $310,000, net of tax, and primarily represents interest income earned from the proceeds of the assumption and service income on deposits, partially offset by interest expense on deposits and the accrued servicing fee payable to the FDIC. In the second quarter, Umpqua will no longer incur the FDIC servicing fee, and will begin incurring overhead expenses such as salaries and employee benefits expense and rent expense. The Company does not expect to incur any significant additional merger-related expenses in connection with the assumption of the Bank of Clark County deposits and assets.

Note 3 – Investment Securities

The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at March 31, 2009 and December 31, 2008:

March 31, 2009
(in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$13,888	$319	$(6)	$14,201
Obligations of states and political subdivisions	187,769	3,943	(1,029)	190,683
Mortgage-backed securities and collateralized mortgage obligations	1,198,202	32,702	(2,995)	1,227,909
Other debt securities	884	-	(376)	508
Investments in mutual funds and other equity securities	1,959	33	-	1,992

	$1,402,702	$36,997	$(4,406)	$1,435,293

HELD TO MATURITY:
Obligations of states and political subdivisions	$3,585	$10	$(32)	$3,563
Mortgage-backed securities and collateralized mortgage obligations	10,048	2	(6,756)	3,294
Other investment securities	150	-	-	150

	$13,783	$12	$(6,788)	$7,007

December 31, 2008
(in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$30,831	$401	$(6)	$31,226
Obligations of states and political subdivisions	176,966	3,959	(1,340)	179,585
Mortgage-backed securities and collateralized mortgage obligations	1,000,155	26,726	(1,586)	1,025,295
Other debt securities	884	-	(250)	634
Investments in mutual funds and other equity securities	1,959	13	-	1,972

	$1,210,795	$31,099	$(3,182)	$1,238,712

HELD TO MATURITY:
Obligations of states and political subdivisions	$4,166	$8	$(75)	$4,099
Mortgage-backed securities and collateralized mortgage obligations	11,496	1	(7,367)	4,130
Other investment securities	150	-	-	150

	$15,812	$9	$(7,442)	$8,379

Investment securities that were in an unrealized loss position as of March 31, 2009 and December 31, 2008 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral:

March 31, 2009
(in thousands)
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$2,025	$3	$151	$3	$2,176	$6
Obligations of states and political subdivisions	39,304	754	6,512	275	45,816	1,029
Mortgage-backed securities and collateralized mortgage obligations	173,936	1,401	12,960	1,594	186,896	2,995
Other debt securities	508	376	-	-	508	376

Total temporarily impaired securities	$215,773	$2,534	$19,623	$1,872	$235,396	$4,406

HELD TO MATURITY:
Obligations of states and political subdivisions	$-	$-	$773	$32	$773	$32
Mortgage-backed securities and collateralized mortgage obligations	2,947	6,755	28	1	2,975	6,756

Total temporarily impaired securities	$2,947	$6,755	$801	$33	$3,748	$6,788

December 31, 2008
(in thousands)
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$93	$2	$230	$4	$323	$6
Obligations of states and political subdivisions	43,341	1,291	5,520	49	48,861	1,340
Mortgage-backed securities and collateralized mortgage obligations	103,323	1,083	41,262	503	144,585	1,586
Other debt securities	-	-	634	250	634	250

Total temporarily impaired securities	$146,757	$2,376	$47,646	$806	$194,403	$3,182

HELD TO MATURITY:
Obligations of states and political subdivisions	$4,099	$75	$-	$-	$4,099	$75
Mortgage-backed securities and collateralized mortgage obligations	4,130	7,367	-	-	4,130	7,367

Total temporarily impaired securities	$8,229	$7,442	$-	$-	$8,229	$7,442

The unrealized losses on investments in U.S. Treasury and agencies securities were caused by interest rate increases subsequent to the purchase of the securities. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than par. Because the Bank does not intend to sell the security and it is not more likely than not that Bank will be required to sell the security before recovery of their amortized cost bases, which may be maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

The unrealized losses on mortgage-backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that the securities will not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the security and it is not more likely than not that Bank will be required to sell the security before recovery of their amortized cost bases, which may be maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

The unrealized losses on obligations of political subdivisions were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities. Management monitors published credit ratings of these securities and no adverse ratings changes have occurred since the date of purchase on obligations of political subdivisions in an unrealized loss position as of March 31, 2009. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the security and it is not more likely than not that Bank will be required to sell the security before recovery of their amortized cost bases, which may be maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

The unrealized losses on other debt securities, which consist of trust preferred securities, were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities. Management monitors the credit ratings of the underlying institutions of the securities and no adverse ratings changes have occurred since the date of purchase on the other debt securities in an unrealized loss position as of March 31, 2009. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the security and it is not more likely than not that Bank will be required to sell the security before recovery of their amortized cost bases, which may be maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

We review investment securities on an ongoing basis for the presence of other-than-temporary (“OTTI”) or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, our ability and intent to hold investments until a recovery of fair value, which may be maturity, whether we expect to recover the amortized cost basis of the investments, and other factors.

In the three months ended March 31, 2009, the Company recorded a $2.1 million OTTI charge within net gain on investment securities. This charge related to three non-agency collateralized mortgage obligations carried as held to maturity and where the default rates and loss severities of the underlying collateral indicate credit losses are expected to occur. These securities were valued by third party pricing services using matrix or model pricing methodologies, and were corroborated by broker indicative bids. These securities were written-down to fair value as the entire impairment was determined to be credit related. The remaining non-agency securities within mortgage-backed securities and collateralized mortgage obligations carried as held to maturity were reviewed for OTTI, and based on the default rates and loss severities of the underlying collateral, management estimates that the amortized cost basis of these securities will be recovered and that no credit losses are expected to occur. At March 31, 2009, the held to maturity non-agency collateralized mortgage obligations represented $9.9 million of the investment portfolio. There were no similar charges recorded during the three months ended March 31, 2008.

The following table presents the maturities of investment securities at March 31, 2009:

(in thousands)

	Available For Sale		Held To Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AMOUNTS MATURING IN:
Three months or less	$4,870	$4,882	$504	$507
Over three months through twelve months	60,054	60,874	588	593
After one year through five years	941,049	963,057	1,740	1,743
After five years through ten years	343,501	354,670	113	114
After ten years	51,269	49,818	10,688	3,900
Other investment securities	1,959	1,992	150	150

	$1,402,702	$1,435,293	$13,783	$7,007

The amortized cost and fair value of collateralized mortgage obligations and mortgage-backed securities are presented by expected average life, rather than contractual maturity, in the preceding table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay underlying loans without prepayment penalties.

The following table presents the gross realized gains and gross realized losses on the sale of securities available for sale for the three months ended March 31, 2009 and 2008:

(in thousands)

	Three months ended March 31, 2009		Three months ended March 31, 2008
	Gains	Losses	Gains	Losses
U.S. Treasury and agencies	$-	$-	$78	$-
Mortgage-backed securities and collateralized mortgage obligations	2,210	38	5,358	-
Investments in mutual funds and other equity securities	-	-	-	1,535

	$2,210	$38	$5,436	$1,535

The following table presents, as of March 31, 2009, investment securities which were pledged to secure borrowings and public deposits as permitted or required by law:

(in thousands)

	Amortized Cost	Fair Value
To Federal Home Loan Bank to secure borrowings	$505,307	$519,131
To state and local governments to secure public deposits	383,831	394,032
To U.S. Treasury and Federal Reserve to secure customer tax payments	7,412	7,667
Other securities pledged, principally to secure deposits	248,751	253,982

Total pledged securities	$1,145,301	$1,174,812

Note 4 – Loans, Leases and Allowance for Loan and Lease Losses

The following table presents the major types of loans recorded in the balance sheets as of March 31, 2009 and December 31, 2008:

Loan Concentrations

(in thousands)

	March 31, 2009	December 31, 2008
Real estate - construction and land development	$871,447	$931,090
Real estate - commercial and agricultural	3,249,733	3,236,645
Real estate - single and multi-family residential	669,710	661,723
Commercial, industrial and agricultural	1,202,757	1,211,167
Leases	39,953	40,155
Installment and other	59,556	62,044

	6,093,156	6,142,824
Deferred loan fees, net	(10,676)	(11,450)

Total loans and leases	$6,082,480	$6,131,374

The following table summarizes activity related to the allowance for loan and lease losses (“ALLL”) for the three months ended March 31, 2009 and 2008:

Allowance for Loan and Lease Losses

(in thousands)

	Three months ended March 31,
	2009	2008
Balance, beginning of period	$95,865	$84,904
Provision for loan and lease losses	59,092	15,132
Charge-offs	(60,414)	(13,970)
Recoveries	543	494

Balance, end of period	$95,086	$86,560

At March 31, 2009, the recorded investment in loans classified as impaired in accordance with SFAS No. 114, Accounting for Impaired Loans, totaled $156.3 million, with no corresponding valuation allowance. Due to declining real estate values in our markets, it is increasingly likely that an impairment reserve on collateral dependent real estate loans represent a confirmed loss. As a result, the Company recognizes the charge-off of impairment reserves on impaired loans in the period it arises for collateral dependent loans. Therefore, the non-accrual loans as of March 31, 2009 have already been written-down to their estimated net realizable value, based on disposition value, and are expected to be resolved over the coming quarters with no additional material loss, absent further decline in market prices. At December 31, 2008, the total recorded investment in impaired loans was $151.5 million, with no corresponding valuation allowance.

The average recorded investment in impaired loans was approximately $153.9 million during the three months ended March 31, 2009 and $116.6 million for the year ended December 31, 2008. At March 31, 2009, $57.2 million of loans were classified as restructured. At December 31, 2008, $38.2 million of loans were classified as restructured. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. While all restructured loans are classified as impaired, only $13.8 million as of March 31, 2009 and $14.6 million as of December 31, 2008 were placed on non-accrual status. The $43.4 million as of March 31, 2009 and $23.6 million as of December 31, 2008 of restructured loans on accrual status represent the only impaired loans accruing interest at each respective date. The Company has obligations to lend $3.8 million of additional funds on the restructured loans as of March 31, 2009, which primarily relates to one residential development project. Non-accrual loans totaled $117.6 million at March 31, 2009, and $127.9 million at December 31, 2008.

Note 5 – Mortgage Servicing Rights

The following table presents the changes in the Company’s mortgage servicing rights (“MSR”) for the three months ended March 31, 2009 and 2008:

Mortgage Servicing Rights

(in thousands)

	Three months ended March 31,
	2009	2008
Balance, beginning of period	$8,205	$10,088
Additions for new mortgage servicing rights capitalized	1,968	475
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(1,068)	(659)
Other(2)	(373)	(1,264)

Balance, end of period	$8,732	$8,640

Balance of loans serviced for others	$1,038,715	$866,652
MSR as a percentage of serviced loans	0.84%	1.00%

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2)	Represents changes due to collection/realization of expected cash flows over time.

The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in mortgage banking revenue on the Condensed Consolidated Statements of Operations, was $654,000 for the three months ended March 31, 2009, as compared to $600,000 for the three months ended March 31, 2008.

Key assumptions used in measuring the fair value of MSR as of March 31, 2009 were as follows:

Constant prepayment rate	16.70%
Discount rate	8.83%
Weighted average life (years)	4.7

Note 6 – Junior Subordinated Debentures

As of March 31, 2009, the Company had 14 wholly-owned trusts (“Trusts”), including a Master Trust formed in 2007 to issue two separate series of trust preferred securities, that were formed to issue trust preferred securities and related common securities of the Trusts and are not consolidated. Ten Trusts, representing aggregate total obligations of approximately $106.3 million (fair value of approximately $117.6 million as of the merger dates), were assumed in connection with previous mergers.

Following is information about the Trusts as of March 31, 2009:

Junior Subordinated Debentures

(dollars in thousands)

Trust Name	Issue Date	Issued Amount	Carrying Value (1)	Rate (2)	Effective Rate (3)	Maturity Date	Redemption Date
AT FAIR VALUE:
Umpqua Statutory Trust II	October 2002	$20,619	$16,438	Floating (4)	6.19%	October 2032	October 2007
Umpqua Statutory Trust III	October 2002	30,928	25,011	Floating (5)	6.19%	November 2032	November 2007
Umpqua Statutory Trust IV	December 2003	10,310	7,539	Floating (6)	6.19%	January 2034	January 2009
Umpqua Statutory Trust V	December 2003	10,310	7,452	Floating (6)	6.19%	March 2034	March 2009
Umpqua Master Trust I	August 2007	41,238	20,931	Floating (7)	6.19%	September 2037	September 2012
Umpqua Master Trust IB	September 2007	20,619	14,311	Floating (8)	6.19%	December 2037	December 2012

		134,024	91,682

AT AMORTIZED COST:
HB Capital Trust I	March 2000	5,310	6,482	10.875%	8.04%	March 2030	March 2010
Humboldt Bancorp Statutory Trust I	February 2001	5,155	6,004	10.200%	8.11%	February 2031	February 2011
Humboldt Bancorp Statutory Trust II	December 2001	10,310	11,525	Floating (9)	3.92%	December 2031	December 2006
Humboldt Bancorp Staututory Trust III	September 2003	27,836	30,963	Floating (10)	3.41%	September 2033	September 2008
CIB Capital Trust	November 2002	10,310	11,340	Floating (5)	3.87%	November 2032	November 2007
Western Sierra Statutory Trust I	July 2001	6,186	6,186	Floating (11)	4.75%	July 2031	July 2006
Western Sierra Statutory Trust II	December 2001	10,310	10,310	Floating (9)	4.91%	December 2031	December 2006
Western Sierra Statutory Trust III	September 2003	10,310	10,310	Floating (12)	3.99%	September 2033	September 2008
Western Sierra Statutory Trust IV	September 2003	10,310	10,310	Floating (12)	3.99%	September 2033	September 2008

		96,037	103,430

	Total	$230,061	$195,112

(1)	Includes purchase accounting adjustments, net of accumulated amortization, for junior subordinated debentures assumed in connection with previous mergers as well as fair value adjustment pursuant to the adoption of SFAS No. 159 related to trusts recorded at fair value.
(2)	Contractual interest rate of junior subordinated debentures.
(3)	Effective interest rate based upon the carrying value as of March 2009.
(4)	Rate based on LIBOR plus 3.35%, adjusted quarterly.
(5)	Rate based on LIBOR plus 3.45%, adjusted quarterly.
(6)	Rate based on LIBOR plus 2.85%, adjusted quarterly.
(7)	Rate based on LIBOR plus 1.35%, adjusted quarterly.
(8)	Rate based on LIBOR plus 2.75%, adjusted quarterly.
(9)	Rate based on LIBOR plus 3.60%, adjusted quarterly.
(10)	Rate based on LIBOR plus 2.95%, adjusted quarterly.
(11)	Rate based on LIBOR plus 3.58%, adjusted quarterly.
(12)	Rate based on LIBOR plus 2.90%, adjusted quarterly.

The $230.1 million of trust preferred securities issued to the Trusts as of March 31, 2009 ($230.1 million as of December 31, 2008) are reflected as junior subordinated debentures in the Condensed Consolidated Balance Sheets. The common stock issued by the Trusts is recorded in other assets in the Condensed Consolidated Balance Sheets, and totaled $6.9 million at March 31, 2009 and December 31, 2008.

All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of March 31, 2009, under guidance issued by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Effective April 11, 2005, the Federal Reserve Board adopted a rule that permits the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. The Federal Reserve Board rule, with a five-year transition period set to end on March 31, 2009, would have limited the aggregate amount of trust preferred securities and certain other restricted core capital elements to 25% of Tier 1 capital, net of goodwill and any associated deferred tax liability. The rule allowed the amount of trust preferred securities and certain other elements in excess of the limit to be included in Tier 2 capital, subject to restrictions. In response to the stressed conditions in the financial markets and in order to promote stability in the financial markets and the banking industry, on March 17, 2009, the Federal Reserved adopted a new rule that delayed the effective date of the new limits on the inclusion of trust preferred securities and other restricted core capital elements in Tier 1 capital until March 31, 2011. At March 31, 2009, the Company’s restricted core capital elements were 23% of total core capital, net of goodwill and any associated deferred tax liability. There can be no assurance that the Federal Reserve Board will not further limit the amount of trust preferred securities permitted to be included in Tier 1 capital for regulatory capital purposes.

Effective January 1, 2007 the Company adopted SFAS No. 159 and SFAS No. 157 allowing us to measure certain financial assets and liabilities at fair value. Umpqua selected the fair value measurement option for certain pre-existing junior subordinated debentures of

$97.9 million (the Umpqua Statutory Trusts) as of the adoption date. The remaining junior subordinated debentures as of the adoption date were acquired through business combinations and were measured at fair value at the time of acquisition. Accounting for the junior subordinated debentures originally issued by the Company at fair value enables us to more closely align our financial performance with the economic value of those liabilities. Additionally, we believe it improves our ability to manage the market and interest rate risks associated with the junior subordinated debentures. The junior subordinated debentures measured at fair value and amortized cost have been presented as separate line items on the balance sheet. We use a discounted cash flow model to determine the fair value of the junior subordinated debentures using market discount rate assumptions. The future cash flows of these instruments are extended to the next available redemption date or maturity date as appropriate based upon the spreads of recent issuances or quotes from brokers for comparable bank holding companies compared to the contractual spread of each junior subordinated debenture measured at fair value. For additional assurance, in we obtain a valuation from a third party pricing service to validate the results of our model.

As a result of the fair value measurement election for the above financial instruments, we recorded gains of $580,000 for the three months ended March 31, 2009, as compared to $1.6 million for the three months ended March 31, 2008, resulting from the change in fair value of the junior subordinated debentures recorded at fair value. The change in fair value of the junior subordinated debentures carried at fair value have resulted from the widening of the credit risk adjusted spread on potential new issuances and recent reductions in three month LIBOR rates. These gains were recorded in gain on junior subordinated debentures carried at fair value within non-interest income. The contractual interest expense on junior subordinated debentures continues to be recorded on an accrual basis and is reported in interest expense. The junior subordinated debentures recorded at fair value of $91.7 million had contractual unpaid principal amounts of $134.0 million outstanding as of March 31, 2009. The junior subordinated debentures recorded at fair value of $92.5 million had contractual unpaid principal amounts of $134.0 million outstanding as of December 31, 2008.

Note 7 – Commitments and Contingencies

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

Rent expense for the three months ended March 31, 2009 and 2008 was $3.1 million and $3.0 million, respectively. Rent expense was offset by rent income of $148,000 and $182,000 for the three months ended March 31, 2009 and 2008, respectively.

Financial Instruments with Off-Balance-Sheet Risk — The Company’s financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank’s business and involve elements of credit, liquidity and interest rate risk. The following table presents a summary of the Bank’s commitments and contingent liabilities:

(in thousands)

As of March 31, 2009
Commitments to extend credit	$1,181,297
Commitments to extend overdrafts	$192,284
Commitments to originate loans held for sale	$130,266
Forward sales commitments	$74,500
Standby letters of credit	$59,964

The Bank is a party to financial instruments with off-balance-sheet credit risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve elements of credit and interest-rate risk similar to the amounts recognized in the Condensed Consolidated Balance Sheets. The contract or notional amounts of those instruments reflect the extent of the Bank’s involvement in particular classes of financial instruments.

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank has not been required to perform on any financial guarantees and did not incur any losses in connection with standby letters of credit during the three months ended March 31, 2009 and 2008. At March 31, 2009, approximately $35.2 million of standby letters of credit expire within one year, and $24.8 million expire thereafter. Upon issuance, the Company recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. Fees are recognized ratably over the term of the standby letter of credit. The estimated fair value of guarantees associated with standby letters of credit was $120,000 as of March 31, 2009.

At March 31, 2009, the reserve for unfunded commitments, which is included in other liabilities on the Condensed Consolidated Balance Sheets, was $935,000. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amount of commitments, loss experience, and economic conditions.

Mortgage loans sold to investors may be sold with servicing rights retained, with only the standard legal representations and warranties regarding recourse to the Bank. Management believes that any liabilities that may result from such recourse provisions are not significant.

Legal Proceedings — In November 2007, Visa Inc. (“Visa”) announced that it had reached a settlement with American Express related to an antitrust lawsuit. Umpqua Bank and other Visa member banks are obligated to fund the settlement and share in losses resulting from this litigation. In the fourth quarter of 2007, the Company recorded a liability and corresponding expense of approximately $3.9 million pre-tax, for its proportionate share of that settlement.

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

The remaining unredeemed shares of Visa Class B common stock are restricted and may not be transferred until the later of (1) three years from the date of the initial public offering or (2) the period of time necessary to resolve the covered litigation. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

As of March 31, 2009, the value of the Class A shares was $55.60 per share. The value of unredeemed Class A equivalent shares owned by the Company was $16.4 million as of March 31, 2009, and has not been reflected in the accompanying financial statements.

In the ordinary course of business, various claims and lawsuits are brought by and against the Company, the Bank and Strand. In the opinion of management, there is no pending or threatened proceeding in which an adverse decision could result in a material adverse change in the Company’s consolidated financial condition or results of operations.

Concentrations of Credit Risk — The Company grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington and California. In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 79% of the Company’s loan and lease portfolio at March 31, 2009, and December 31, 2008. Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectibility, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Company’s primary market areas in particular, such as was seen with the deterioration in the residential development market since 2007, could have an adverse impact on the repayment of these loans. Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

Note 8 – Derivatives

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates (“MBS TBAs”) in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position. There were no counterparty default losses on forward contracts in the three months ended March 31, 2009 and 2008. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At March 31, 2009, the Bank had commitments to originate mortgage loans held for sale totaling $130.3 million and forward sales commitments of $74.5 million.

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

The following tables summarize the types of derivatives, separately by assets and liabilities, their locations on the Condensed Consolidated Balance Sheets, and the fair values of such derivatives as of March 31, 2009 and December 31, 2008:

(in thousands)

Underlying Risk Exposure	Description	Balance Sheet Location	March 31, 2009	December 31, 2008
Asset Derivatives
Interest rate contracts	Rate lock commitments	Other assets	$1,297	$1,170
Interest rate contracts	Forward sales commitments	Other assets	43	151

Total asset derivatives			$1,340	$1,321

Liability Derivatives
Interest rate contracts	Rate lock commitments	Other liabilities	$1	$3
Interest rate contracts	Forward sales commitments	Other liabilities	961	583

Total liability derivatives			$962	$586

The following table summarizes the types of derivatives, their locations within the Condensed Consolidated Statements of Operations, and the gains (losses) recorded during the three months ended March 31, 2009 and 2008:

(in thousands)

Underlying Risk Exposure	Description	Income Statement Location	Three months ended March 31,
			2009	2008
Interest rate contracts	Rate lock commitments	Mortgage banking revenue	$129	$14
Interest rate contracts	Forward sales commitments	Mortgage banking revenue	(955)	(138)
Interest rate contracts	MSR hedge instruments	Mortgage banking revenue	-	(2,398)

Total			$(826)	$(2,522)

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

Note 9 – Preferred Stock

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

In February 2009, the Board declared and the Company paid the first quarterly dividend payable to the United States Department of the Treasury. In April 2009, the Board declared a dividend in the amount of $2.7 million, which is payable May 15, 2009. As of March 31, 2009, no dividends on the preferred stock were in arrears.

Note 10 – Stock-Based Compensation

The compensation cost related to stock options, restricted stock and restricted stock units (included in salaries and employee benefits) was $916,000 and $735,000 for the three months ended March 31, 2009 and 2008, respectively. The total income tax benefit recognized in the income statement related to stock based compensation was $366,000 and $294,000 for the three months ended March 31, 2009 and 2008, respectively.

The following table summarizes information about stock option activity for the three months ended March 31, 2009:

(in thousands, except per share data)

	Three months ended March 31, 2009
	Options Outstanding	Weighted-Avg Exercise Price	Weighted-Avg Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Balance, beginning of period	1,819	$15.66
Granted	222	$9.32
Exercised	(7)	$6.99
Forfeited/expired	(58)	$17.89

Balance, end of period	1,976	$14.91	6.13	$942

Options exercisable, end of period	1,235	$15.52	4.51	$940

The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of options exercised was $19,000 and $350,000 for the three months ended March 31, 2009 and 2008, respectively. During the three months ended March 31, 2009 and 2008, the amount of cash received from the exercise of stock options was $52,000 and $501,000, respectively.

The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. The following weighted average assumptions were used for stock options granted in the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
	2009	2008
Dividend yield	2.23%	4.33%
Expected life (years)	7.3	7.3
Expected volatility	45%	32%
Risk-free rate	2.16%	3.19%
Weighted average fair value of options on date of grant	$3.63	$3.43

The Company grants restricted stock periodically as a part of the 2003 Stock Incentive Plan for the benefit of employees. Restricted shares issued generally vest on an annual basis over five years. A deferred restricted stock award was granted to an executive in the second quarter of 2007. The award vests monthly based on continued service in various increments through July 1, 2011. The Company will issue certificates for the vested award within the seventh month following termination of the executive’s employment. The following table summarizes information about non-vested restricted share activity for the three months ended March 31, 2009:

(in thousands, except per share data)

	Three months ended March 31, 2009
	Restricted Shares Outstanding	Weighted Average Grant Date Fair Value
Balance, beginning of period	216	$23.42
Granted	18	$9.96
Released	(40)	$23.89
Forfeited/expired	(4)	$26.80

Balance, end of period	190	$21.98

The total fair value of restricted shares vested and released during the three months ended March 31, 2009 and 2008 was $376,000 and $448,000, respectively.

The Company grants restricted stock units as a part of the 2007 Long Term Incentive Plan for the benefit of certain executive officers. Restricted stock unit grants are subject to performance-based vesting as well as other approved vesting conditions. In the second quarter of 2007, restricted stock units were granted that cliff vest after three years based on performance and service conditions. In the first quarter of 2008 and 2009, additional restricted stock units were granted to these executives under substantially similar vesting terms. The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the performance and service conditions set forth in the grant agreements. The following table summarizes information about restricted stock unit activity for the three months ended March 31, 2009:

(in thousands, except per share data)

	Three months ended March 31, 2009
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value

Balance, beginning of period	301	$19.48
Granted	114	$8.01
Released	(23)	$21.33
Forfeited/expired	(57)	$18.98

Balance, end of period	335	$15.54

As of March 31, 2009, there was $2.5 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 3.5 years. As of March 31, 2009, there was $3.4 million of total unrecognized compensation cost related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 3.1 years. As of March 31, 2009, there was $1.6 million of total unrecognized compensation cost related to non-vested restricted stock units which is expected to be recognized over a weighted-average period of 1.9 years, assuming performance conditions are met.

For the three months ended March 31, 2009 and 2008, the Company received income tax benefits of $218,000 and $319,000, respectively, related to the exercise of non-qualified employee stock options, disqualifying dispositions in the exercise of incentive stock options and the vesting of restricted shares. In the three months ended March 31, 2009, the Company had net tax deficiencies (tax deficiency resulting from tax deductions less than the compensation cost recognized) of $331,000, compared to net tax deficiencies of $133,000 for the three months ended March 31, 2008. Only cash flows from gross excess tax benefits are classified as financing cash flows, for which there were none in either period.

Note 11 – Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as the Oregon and California state jurisdictions. Except for the California amended returns of an acquired institution for the tax years 2001, 2002, and 2003, and only as it relates to the net interest deduction taken on these amended returns, the Company is no longer subject to U.S. federal or Oregon state examinations by tax authorities for years before 2005 and California state examinations for years before 2004. The Internal Revenue Service concluded an examination of the Company’s U.S. income tax returns for 2003 and 2004 in the second quarter of 2006. The results of the examination had no significant impact on the Company’s financial statements.

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

In accordance with FIN 48, the Company recorded a net liability for unrecognized tax benefits relating to California tax incentives in the amount of $487,602 during the first quarter of 2009. The Company had gross unrecognized tax benefits recorded as of March 31, 2009 in the amount of $1,792,484. If recognized, the unrecognized tax benefit would impact the 2009 annual effective tax rate by 0.4%. During the first quarter of 2009, the Company also accrued $140,127 of interest related to unrecognized tax benefits, which is reported by the Company as a component of tax expense. As of March 31, 2009, the accrued interest related to unrecognized tax benefits is $303,691.

Note 12 – Earnings Per Common Share

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. According to FSP EITF 03-6-1, nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method. According to SFAS 128, Earnings Per Share, the two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Certain of the Company’s nonvested restricted stock awards qualify as participating securities under FSP EITF 03-6-1.

Net income, less any preferred dividends accumulated for the period (whether or not declared), is allocated between the common stock and participating securities pursuant to the two-class method. Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period, excluding participating nonvested restricted shares.

Diluted earnings per common share is computed in a similar manner, except that first the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares, excluding the participating securities, were issued using the treasury stock method. For all periods presented, warrants, stock options, certain restricted stock awards and restricted stock units are the only potentially dilutive non-participating instruments issued by the Company. Next, we determine and include in diluted earnings per common share calculation the more dilutive effect of the participating securities using the treasury stock method or the two-class method. Losses are not allocated to the nonvested share-based payment awards (the participating securities) under the two-class method as the holders are not contractually obligated to share in the losses of the Company.

According to the provisions of FSP EITF 03-6-1, all prior-period earnings per common share amounts have been retrospectively adjusted; however, this has had no effect on the current periods presented.

The following is a computation of basic and diluted (loss) earnings per common share for the three months ended March 31, 2009 and 2008:

Earnings per Share

(in thousands, except per share data)

	Three months ended March 31,
	2009	2008
NUMERATORS:
Net (loss) income	$(15,249)	$24,671
Preferred stock dividends	3,191	-
Net income allocated to participating nonvested restricted stock awards	-	82

Net (loss) income available to common shareholders	$(18,440)	$24,589

DENOMINATORS:
Weighted average number of common shares outstanding - basic	60,176	60,029
Effect of potentially dilutive common shares (1)	-	345

Weighted average number of common shares outstanding - diluted	60,176	60,374

(LOSS) EARNINGS PER COMMON SHARE:
Basic	$(0.31)	$0.41
Diluted	$(0.31)	$0.41

(1)	Represents the effect of the assumed exercise of warrants, assumed exercise of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units, based on the treasury stock method.

For the three months ended March 31, 2009, options and warrants to purchase 3.8 million shares of common stock and 27,000 nonparticipating, nonvested restricted shares and units were outstanding but were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive. This compares to options to purchase 1.0 million shares of common stock and 38,000 nonparticipating, nonvested restricted shares and units that were outstanding but were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive for the three months ended March 31, 2008.

Note 13 – Segment Information

The Company operates three primary segments: Community Banking, Mortgage Banking and Retail Brokerage. The Community Banking segment’s principal business focus is the offering of loan and deposit products to business and retail customers in its primary market areas. As of March 31, 2009, the Community Banking segment operated 150 stores located throughout Oregon, Northern California and Washington.

The Mortgage Banking segment, which operates as a division of the Bank, originates, sells and services residential mortgage loans.

The Retail Brokerage segment consists of the operations of Strand, which offers a full range of retail brokerage services and products to its clients who consist primarily of individual investors. The Company accounts for intercompany fees and services between Strand and the Bank at estimated fair value according to regulatory requirements for services provided. Intercompany items relate primarily to management services, referral fees and interest on intercompany borrowings.

Summarized financial information concerning the Company’s reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

Segment Information

(in thousands)

	Three Months Ended March 31, 2009
	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated
Interest income	$101,148	$9	$3,219	$104,376
Interest expense	27,918	-	1,045	28,963

Net interest income	73,230	9	2,174	75,413
Provision for loan and lease losses	59,092	-	-	59,092
Non-interest income	9,911	1,461	4,145	15,517
Non-interest expense	54,459	2,050	3,442	59,951

(Loss) income before income taxes	(30,410)	(580)	2,877	(28,113)
(Benefit from) provision for income taxes	(13,782)	(233)	1,151	(12,864)

Net (loss) income	(16,628)	(347)	1,726	(15,249)
Preferred stock dividends	3,191	-	-	3,191

Net (loss) income available to common shareholders	$(19,819)	$(347)	$1,726	$(18,440)

	Three Months Ended March 31, 2008
	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated

Interest income	$112,155	$-	$3,286	$115,441
Interest expense	43,828	-	1,593	45,421

Net interest income	68,327	-	1,693	70,020
Provision for loan and lease losses	15,132	-	-	15,132
Non-interest income	29,128	2,299	(1,833)	29,594
Non-interest expense	43,324	2,172	1,991	47,487

Income (loss) before income taxes	38,999	127	(2,131)	36,995
Provision for (benefit from) income taxes	13,124	52	(852)	12,324

Net income (loss)	25,875	75	(1,279)	24,671
Preferred stock dividends	-	-	-	-

Net income (loss) available to common shareholders	$25,875	$75	$(1,279)	$24,671

(in thousands)

	March 31, 2009
	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated

Total assets	$ 8,551,279	$10,689	$220,565	$8,782,533
Total loans	$ 5,907,435	$-	$175,045	$6,082,480
Total deposits	$ 6,781,928	$-	$10,606	$6,792,534

	December 31, 2008
	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated

Total assets	$ 8,376,734	$7,656	$213,160	$8,597,550
Total loans	$ 5,951,047	$-	$180,327	$6,131,374
Total deposits	$ 6,582,440	$-	$6,495	$6,588,935

Note 14 – Fair Value Measurement

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008:

(in thousands)

	Fair Value at March 31, 2009

Description	Total	Level 1	Level 2	Level 3

Trading securities	$1,485	$1,485	$-	$-
Available for sale securities	1,435,293	-	1,435,293	-
Mortgage servicing rights	8,732	-	8,732	-
Derivatives	1,340	-	1,340	-

Total assets measured at fair value	$1,446,850	$1,485	$1,445,365	$-

Junior subordinated debentures, at fair value	$91,682	$-	$-	$91,682
Derivatives	962	-	962	-

Total liabilities measured at fair value	$92,644	$-	$962	$91,682

	Fair Value at December 31, 2008

Description	Total	Level 1	Level 2	Level 3

Trading securities	$1,987	$1,987	$-	$-
Available for sale securities	1,238,712	-	1,238,712	-
Mortgage servicing rights	8,205	-	8,205	-
Derivatives	1,321	-	1,321	-

Total assets measured at fair value	$1,250,225	$1,987	$1,248,238	$-

Junior subordinated debentures, at fair value	$92,520	$-	$-	$92,520
Derivatives	586	-	586	-

Total liabilities measured at fair value	$93,106	$-	$586	$92,520

The following methods were used to estimate the fair value of each class of financial instrument above:

Securities - Fair values for investment securities are based on quoted market prices when available or through the use of alternative approaches, such as matrix or model pricing, when market quotes are not readily accessible or available.

Mortgage Servicing Rights - The fair value of mortgage servicing rights is estimated using a discounted cash flow model. Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income. This model is periodically validated by an independent external model validation group. Management believes the significant inputs utilized in the valuation model are observable in the market. The model assumptions and the MSR fair value estimates are also compared to observable trades of similar portfolios as well as to MSR broker valuations and industry surveys.

Junior Subordinated Debentures - The fair value of junior subordinated debentures is estimated using a discounted cash flow model. The future cash flows of these instruments are extended to the next available redemption date or maturity date as appropriate based upon the spreads of recent issuances or quotes from brokers for comparable bank holding companies compared to the contractual spread of each junior subordinated debenture measured at fair value. For additional assurance, we obtained a valuation from a third party pricing service to validate the results of our model. Due to the increasing credit concerns in the capital markets and inactivity in the trust preferred markets that have limited the observability of market spreads, we have classified this as a Level 3 fair value measure since the third quarter of 2008. Management believes that the credit risk adjusted spread being utilized is indicative of those that would be used by willing market participants in an active market.

Derivative Instruments - The fair value of the derivative instruments is estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The fair value of derivative instruments are presented net by each instrument type.

The following table provides a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the period ended March 31, 2009. There were no financial assets or liabilities measured at fair value using level 3 inputs on a recurring basis during the three months ended March 31, 2008.

(in thousands)

Junior Subordinated Debentures
Beginning balance	$92,520
Total net loss included in earnings
Accrued interest on junior subordinated debentures	1,464
Gains on junior subordinated debentures carried at fair value	(580)
Purchases, issuances, and settlements	(1,722)

Ending Balance	$91,682

The amount of total net loss for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains relating to liabilities still held at the reporting date	$884

Gains resulting from the widening of the credit risk adjusted spreads on potential new issuances and recent reductions in the three month LIBOR rates are recorded as gains on junior subordinated debentures carried at fair value within other income. The contractual interest expense on the junior subordinated debentures is recorded on an accrual basis as interest on junior subordinated debentures within interest expense. Settlements represent the payment of accrued interest that is embedded in the fair value of the liability.

The change in fair value for junior subordinated debentures during the period is not the result of instrument-specific credit risk, but rather market changes in the pricing of this type of debt. The widening of the credit risk adjusted rate spread on potential new issuances above the Company’s contractual spreads and recent reductions in the three month LIBOR rates have contributed to the positive fair value adjustments. Conversely, contractions in future credit risk adjusted rate spreads on potential new issuances relative to the market rate spread utilized to measure the Company’s junior subordinated debentures at fair value as of March 31, 2009 or future increases to the three month LIBOR will result in negative fair value adjustments.

Additionally, from time to time, certain assets are measured at fair value on a nonrecurring basis. These adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following table presents information about the Company’s assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2009 and December 31, 2008, for which a nonrecurring change in fair value has been recorded during the reporting period:

(in thousands)

	Fair Value at March 31, 2009
Description	Total	Level 1	Level 2	Level 3

Investment securities, held to maturity	$187	$-	$-	$187
Loans and leases	60,953	-	-	60,953
Other real estate owned	9,525	-	-	9,525

	$70,665	$-	$-	$70,665

	Fair Value at December 31, 2008
Description	Total	Level 1	Level 2	Level 3

Investment securities, held to maturity	$319	$-	$-	$319
Loans and leases	65,752	-	-	65,752
Goodwill	2,715	-	-	2,715
Other real estate owned	4,251	-	-	4,251

	$73,037	$-	$-	$73,037

The following table presents the losses resulting from nonrecurring fair value adjustments for the three months ended March 31, 2009 and 2008:

(in thousands)

	Three months ended March 31,
	2009	2008
Investment securities, held to maturity	$2,137	$-
Loans and leases	54,372	9,172
Other real estate owned	1,611	-

Total loss from nonrecurring measurements	$58,120	$9,172

The investment securities held to maturity above represent three non-agency collateralized mortgage obligations where other-than-temporary impairment (“OTTI”) has been identified and the investments have been adjusted to fair value. The fair value of these investments securities were obtained from third party pricing services using matrix or model pricing methodologies and were corroborated by broker indicative bids. OTTI charges are recognized within net gain on investment securities.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. These statements may include statements that expressly or implicitly predict future results, performance or events. Statements other than statements of historical fact are forward-looking statements. In addition, the words “anticipates,” “expects,” “believes,” “estimates” and “intends” and words or phrases of similar meaning identify forward-looking statements. We make forward-looking statements regarding projected sources of funds, adequacy of our allowance for loan and lease losses and provision for loan and lease losses, and subsequent charge-offs. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the control of Umpqua. Risks and uncertainties include those set forth in our filings with the SEC and the following factors that might cause actual results to differ materially from those presented:

•	The ability to attract new deposits and loans
•	Demand for financial services in our market areas
•	Competitive market pricing factors
•	Deterioration in economic conditions that could result in increased loan and lease losses
•	Risks associated with concentrations in real estate related loans
•	Market interest rate volatility
•	Stability of funding sources and continued availability of borrowings
•	Changes in legal or regulatory requirements or the results of regulatory examinations that could restrict growth
•	The ability to recruit and retain certain key management and staff
•	Risks associated with merger integration
•	Significant decline in the market value of the Company that could result in an impairment of goodwill
•	The ability to raise capital or incur debt on reasonable terms
•	Regulatory limits on the Bank’s ability to pay dividends to the Company
•	Effectiveness of the Emergency Economic Stabilization Act of 2008 (the “EESA”) and other legislative and regulatory efforts to help stabilize the U.S. financial markets
•	Future legislative or administrative changes to the Capital Purchase Program enacted under EESA

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

Executive Overview

Significant items for the first quarter of 2009 were as follows:

•	Net loss per diluted common share was $0.31 for the three months ended March 31, 2009, as compared to earnings per diluted common share of $0.41 for the three months ended March 31, 2008.

•

Non-performing assets decreased to $159.5 million, or 1.82% of total assets, as of March 31, 2009, compared to $161.3 million, or 1.88% of total assets as of December 31, 2008. Non-performing loans decreased to $126.7 million, or 2.08% of total loans, as of March 31, 2009, compared to $133.4 million, or 2.18% of total loans, as of December 31, 2008. Non-accrual loans have been written-down to their estimated net realizable values.

•

Net charge-offs were $59.9 million for the three months ended March 31, 2009, or 3.96% of average loans and leases (annualized), as compared to net charge-offs of $13.5 million, or 0.89% of average loans and leases (annualized), for the three months ended March 31, 2008. The majority of charge-offs in both periods primarily relate to our residential development portfolio.

•

The provision for loan and lease losses was $59.1 million for the three months ended March 31, 2009, as compared to the $15.1 million recognized for the three months ended March 31, 2008. This resulted from the increase in net charge-offs and non-performing loans, and downgrades within the portfolio between the two periods.

•

We recorded gains of $580,000 in the income statement representing the change in fair value on our junior subordinated debentures measured at fair value in the three months ended March 31, 2009, compared to gains of $1.6 million in the three months ended March 31, 2008. The gains recognized during these periods were due to the widening of the credit risk adjusted rate spread on potential new issuances above the Company’s contractual spreads and recent reductions in the three month LIBOR rates.

•

Mortgage banking revenue was $4.1 million for the three months ended March 31, 2009, compared to a loss of $1.9 million for the three months ended March 31, 2008. Closed mortgage volume in the current period increased 137% over the first quarter of 2008 due to a significant increase in refinancing activity, resulting from historically low mortgage interest rates. The loss in the prior period primarily resulted from a $2.4 million charge on an ineffective mortgage servicing right (“MSR”) hedge, which has been suspended, due to widening spreads and price declines that were not offset by a corresponding gain in the related MSR asset.

•

Net gain on investment securities of $35,000 for the quarter ended March 31, 2009 includes an other-than-temporary impairment (“OTTI”) charge of $2.1 million, which primarily relates to non-agency collateralized mortgage obligations where the default rates and loss severities of the underlying collateral indicate credit losses are expected to occur. At March 31, 2009, the held to maturity non-agency collateralized mortgage obligations represented $9.9 million of the investment portfolio. The impairment charge was offset by the gain on sales of securities of $2.2 million.

•

Net interest margin, on a tax equivalent basis, increased to 4.07% for the three months ended March 31, 2009, compared to 3.98% for the same period a year ago. The increase in net interest margin resulted from a decrease in the cost of interest bearing deposits, partially offset by reductions in earning asset yields primarily due to the decline in the prime rate between the two periods. Excluding interest reversals on loans of $976,000 during the quarter, net interest margin would have been 4.12%.

•

Total risk based capital decreased to 14.4% as of March 31, 2009, compared to 14.6% as of December 31, 2008 related to the net loss for the quarter and growth from the FDIC assisted purchase and assumption of certain assets and liabilities of the Bank of Clark County.

•

On January 16, 2009, Umpqua Bank entered into a purchase and assumption agreement with the FDIC to assume at no premium the insured non-brokered deposit balances, which totaled $183.9 million, and certain other assets, of the Bank of Clark County in Vancouver, Washington. The integration and conversion of all of Bank of Clark County’s accounts was completed prior to quarter-end.

•

Total gross loans and leases were $6.1 billion as of March 31, 2009, a decrease of $48.9 million, or 3.2% annualized, as compared to December 31, 2008. Total gross loan fundings during the first quarter of 2009 were $454.5 million, which were offset by payments received on previously funded loans of $443.5 million, and net charge-offs of $59.9 million.

•

Total deposits were $6.8 billion as of March 31, 2009, an increase of $203.6 million, or 12.5% annualized, as compared to December 31, 2008. The remaining deposits from the Bank of Clark County assumption totaled $166.8 million as of March 31, 2009. Excluding the assumption, the organic deposit growth rate was 2.3% annualized.

•	Total consolidated assets were $8.8 billion as of March 31, 2009, representing an increase of $185.0 million compared to December 31, 2008.

•	Cash dividends declared in the first quarter of 2009 were $0.05 per common share, consistent with the amount declared in the fourth quarter of 2008.

Summary of Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2008 included in the Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 26, 2009. Not all of these critical accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes that the following policies would be considered critical under the SEC’s definition.

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

Management believes that the ALLL was adequate as of March 31, 2009. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 79% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses. Over the last two years, there has been deterioration in the residential development market which has led to an increase in non-performing loans and the allowance for loan and lease losses. A continued deterioration in this market or deterioration in other segments of our loan portfolio may lead to additional charges to the provision for loan and lease losses.

Mortgage Servicing Rights (“MSR”)

In accordance with SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140, the Company determines its classes of servicing assets based on the asset type being serviced along with the methods used to manage the risk inherent in the servicing assets, which includes the market inputs used to value the servicing assets. The Company elected to measure its residential mortgage servicing assets at fair value and to report changes in fair value through earnings. Fair value adjustments encompass market-driven valuation changes and the runoff in value that occurs from the passage of time, which are separately reported. Under the fair value method, the MSR, net, is carried in the balance sheet at fair value and the changes in fair value are reported in earnings under the caption mortgage banking revenue in the period in which the change occurs.

Retained mortgage servicing rights are measured at fair values on the date of sale. We use quoted market prices when available. Subsequent fair value measurements are determined using a discounted cash flow model. In order to determine the fair value of the MSR, the present value of expected future cash flows is estimated. Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income. This model is periodically validated by an independent external model validation group. The model assumptions and the MSR fair value estimates are also compared to observable trades of similar portfolios as well as to MSR broker valuations and industry surveys.

The expected life of the loan can vary from management’s estimates due to prepayments by borrowers, especially when rates fall. Prepayments in excess of management’s estimates would negatively impact the recorded value of the mortgage servicing rights. The value of the mortgage servicing rights is also dependent upon the discount rate used in the model, which we base on current market rates. Management reviews this rate on an ongoing basis based on current market rates. A significant increase in the discount rate would reduce the value of mortgage servicing rights. Additional information is included in Note 5 of the Notes to Consolidated Financial Statements.

Valuation of Goodwill and Intangible Assets

At March 31, 2009, we had $756.5 million in goodwill and other intangible assets as a result of business combinations. Goodwill and other intangible assets with indefinite lives are not amortized but instead are periodically tested for impairment. Management performs an impairment analysis for the intangible assets with indefinite lives on an annual basis as of December 31. As a result of this analysis, management determined that there was a $1.0 million impairment related to the Retail Brokerage reporting segment as of December 31, 2008, which resulted from the Company’s evaluation following the departure of certain Strand financial advisors. The valuation of the impairment at the Retail Brokerage operating segment was determined using an income approach by discounting cash flows of forecasted earnings. The remaining balance of goodwill and other intangible assets relates to the Community Banking reporting segment. The Company engaged an independent valuation specialist to assist us in determining whether and to what extent the Community Banking’s goodwill asset was impaired at December 31, 2008. The valuation of the reporting unit was determined using discounted cash flows of forecasted earnings, estimated sales price multiples based on recent observable market transactions and market capitalization based on current stock price. The step one impairment test indicated that the reporting unit’s fair value was less than its carrying value. Based on the results of the step two impairment test, management determined that the implied fair value of the goodwill was greater than its carrying amount on the Company’s balance sheet and no goodwill impairment existed as of December 31, 2008 in the Community Banking segment. If impairment was deemed to exist, a write down of the asset would occur with a charge to earnings. The impairment analysis requires management to make subjective judgments. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures, technology, changes in discount rates and specific industry and market conditions. Management does not believe there have been any events in the three months ended March 31, 2009, such as a significant decrease in the fair value of the reporting unit or its underlying assets and liabilities, a significant adverse change in the business climate, or any other indication of impairment, that would trigger a remeasurement of, or result in an impairment to goodwill as of March 31, 2009.

Stock-based Compensation

Consistent with the provisions of SFAS No. 123R, Share Based Payment, a revision to the previously issued guidance on accounting for stock options and other forms of equity-based compensation, we recognize in the income statement the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). The requisite service period may be subject to performance conditions. The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. Management assumptions utilized at the time of grant impact the fair value of the option calculated under the Black-Scholes methodology, and ultimately, the expense that will be recognized over the life of the option. Additional information is included in Note 10 of the Notes to Condensed Consolidated Financial Statements.

Fair Value

SFAS No. 157, Fair Value Measurements, which among other things, requires enhanced disclosures about financial instruments carried at fair value. SFAS No. 157 establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction. See Note 14 of the Notes to Condensed Consolidated Financial Statements for additional information about the level of pricing transparency associated with financial instruments carried at fair value.

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

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS No. 161 expands the disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. This includes enhanced disclosures regarding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Provisions of this statement are to be applied prospectively, and comparative disclosures for earlier periods are encouraged. We adopted the provisions of SFAS 161 for the year ended December 31, 2008, and the impact was not material to our consolidated financial statements.

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

In June 2008, FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 concludes that nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This statement is effective for fiscal years beginning after December 15, 2008, to be applied retrospectively. Certain of the Company’s nonvested restricted stock awards qualify as participating securities as described under this pronouncement. The adoption of FSP EITF 03-6-1 reduced both basic and diluted earnings per common share by $0.01 for the year ended December 31, 2007.

In October 2008, FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP No. 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP does not change existing generally accepted accounting principles. This FSP was effective immediately upon issuance, including prior periods for which financial statements had not been issued. The impact of adoption did not have a material impact on the Company’s consolidated financial statements.

In January 2009, FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. FSP EITF 99-20-1 addresses certain practice issues in EITF No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, by making its other-than-temporary impairment assessment guidance consistent with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. FSP EITF 99-20-1 removes the reference to the consideration of a market participant’s estimates of cash flows in EITF 99-20, and instead requires an assessment of whether it is probable, based on current information and events, that the holder of the security will be unable to collect all amounts due according to the contractual terms. If it is probable that there has been an adverse change in estimated cash flows, an other-than-temporary impairment is deemed to exist, and a corresponding loss shall be recognized in earnings equal to the entire difference between the investment’s carrying value and its fair value at the balance sheet date of the reporting period for which the assessment is made. This FSP became effective for interim and annual reporting periods ending after December 15, 2008, and is applied prospectively. The impact of adoption did not have a material impact on the Company’s consolidated financial statements.

On April 9, 2009, FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP FAS 157-4 provides guidance to help an entity determine whether the market for an asset is not active and when a price for a transaction is not distressed. In this two-step model, an entity must first determine whether there are factors present that indicate that the market for the asset is not active at the measurement date. Second, an entity must evaluate whether a quoted price is representative of a transaction that is not orderly. If determined that a quoted price is distressed (not orderly), and thereby not representative of fair value under SFAS 157, the entity must make adjustments to the quoted price or utilize an alternative valuation technique (e.g. income approach or multiple valuation techniques) to determine fair value. Additionally, an entity must incorporate appropriate risk premium adjustments, reflective of an orderly transaction under current market conditions, due to uncertainty in cash flows. This FSP is effective for interim reporting periods ending after June 15, 2009. We are currently evaluating the impact of the adoption of FSP FAS 157-4.

On April 9, 2009, FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“OTTI”), that changes the OTTI model for debt securities. Under previous guidance, an entity is required to assess whether it has the intent and ability to hold a security to recovery in determining whether an impairment of that security is other-than-temporary. If the impairment was deemed other-than-temporarily impaired, the investment was written-down to fair value through earnings. Under the new guidance, OTTI is triggered if an entity has the intent to sell the security, it is more likely than not that will be required to sell the security before recovery, or if the entity does not expect to recover the entire amortized cost basis of the security. If the entity intends to sell the security or it is more likely than not that it will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the entity does not intend to sell the security and it is not likely that the entity will be required to sell the security before recovering its cost basis, only the portion of the impairment loss representing credit losses would be recognized in earnings as an OTTI. The remaining impairment loss would be recognized as a charge to other comprehensive income (“OCI”). The FSP also results in a new category within OCI for the portion of the OTTI that is unrelated to credit losses for securities held to maturity. The impairment recognized in OCI would be amortized over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows, unless there is an indication of additional credit losses. The amortization of the OTTI amount recorded in OCI will increase the carrying value of the investment, and would not affect earnings. Upon adoption of the FSP, the noncredit portion of previously recognized OTTI shall be reclassified to accumulated OCI by a cumulative-effect adjustment to the opening balance of retained earnings. This FSP is effective for interim reporting periods ending after June 15, 2009. We are currently evaluating the impact of the adoption of FSP FAS 115-2 and FAS 124-2.

On April 9, 2009, FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP requires SFAS 107, Disclosures about Fair Value of Financial Instruments, disclosures in the notes of an entity’s interim financial statements for all financial instruments, whether or not recognized in the statement of financial position. This FSP is effective for interim reporting periods ending after June 15, 2009. We do not expect the adoption of FSP 107-1 and APB 28-1 will have a material impact on the Company’s consolidated financial statements.

RESULTS OF OPERATIONS

OVERVIEW

For the three months ended March 31, 2009, net loss available to common shareholders was $18.4 million, or $0.31 per diluted common share, as compared to net income available to common shareholders of $24.7 million, or $0.41 per diluted common share for the three months ended March 31, 2008. The decrease in net income for the three months ended March 31, 2009 is principally attributable to increased provision for loan losses, decreased non-interest income and increased non-interest expense, partially offset by increased net interest income. We assumed the insured non-brokered deposit balances and certain other assets of the Bank of Clark County on January 16, 2009 and the results of the acquired operations are only included in our financial results starting on January 17, 2009.

We incur significant expenses related to the completion and integration of mergers. Additionally, we may recognize goodwill impairment losses that have no direct effect on the Company’s or the Bank’s cash balances, liquidity, or regulatory capital ratios. Accordingly, we believe that our operating results are best measured on a comparative basis excluding the impact of merger-related expenses, net of tax, and other charges related to business combinations such as goodwill impairment charges. We define operating income as income available to common shareholders before merger related expenses, net of tax, and goodwill impairment, and we calculate operating income per diluted share by dividing operating income by the same diluted share total used in determining diluted earnings per common share (see Note 12 of the Notes to Consolidated Financial Statements). Operating income and operating income per diluted share are considered “non-GAAP” financial measures. Although we believe the presentation of non-GAAP financial measures provides a better indication of our operating performance, readers of this report are urged to review the GAAP results as presented in the Condensed Consolidated Financial Statements.

The following table presents a reconciliation of operating (loss) income and operating (loss) income per diluted share to net income (loss) and net (loss) income per diluted common share for the three months ended March 31, 2009 and 2008:

Reconciliation of Operating (Loss) Income to Net Income (Loss) Available to Common Shareholders

(in thousands, except per share data)

	Three months ended March 31,
	2009	2008
Net (loss) income available to common shareholders	$(18,440)	$24,671
Merger-related expenses, net of tax	120	-
Goodwill impairment	-	-

Operating (loss) income	$(18,320)	$24,671

Per diluted share:
Net (loss) income available to common shareholders	$(0.31)	$0.41
Merger-related expenses, net of tax	0.01	-

Operating (loss) income	$(0.30)	$0.41

The following table presents the returns on average assets, average common shareholders’ equity and average tangible common shareholders’ equity for the three months ended March 31, 2009 and 2008. For each of the periods presented, the table includes the calculated ratios based on reported net (loss) income available to common shareholders and operating (loss) income as shown in the table above. Our return on average common shareholders’ equity is negatively impacted as the result of capital required to support goodwill. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger-related intangible assets, we believe it beneficial to also consider the return on average tangible common shareholders’ equity. The return on average tangible common shareholders’ equity is calculated by dividing net income available to common shareholders by average shareholders’ common equity less average intangible assets. The return on average tangible common shareholders’ equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders’ equity.

Return on Average Assets, Common Shareholders’ Equity and Tangible Common Shareholders’ Equity

(dollars in thousands)

	Three months ended March 31,
	2009	2008
Returns on average assets:
Net (loss) income available to common shareholders	-0.86%	1.20%
Operating (loss) income	-0.85%	1.20%

Returns on average common shareholders’ equity:
Net (loss) income available to common shareholders	-5.80%	7.94%
Operating (loss) income	-5.77%	7.94%

Returns on average tangible common shareholders’ equity:
Net (loss) income available to common shareholders	-14.07%	20.44%
Operating (loss) income	-13.98%	20.44%

Calculation of average common tangible shareholders’ equity:
Average common shareholders’ equity	$1,288,744	$1,249,391
Less: average intangible assets	(757,055)	(763,989)

Average tangible common shareholders’ equity	$531,689	$485,402

NET INTEREST INCOME

Net interest income is the largest source of our operating income. Net interest income for the three months ended March 31, 2009 was $75.4 million, an increase of $5.4 million or 8% compared to the same period in 2008. Net interest income for the three months ended March 31, 2009 was negatively impacted by the $976,000 reversal of interest income on loans during the quarter. The results for the three months ended March 31, 2009 as compared to the same periods in 2008 are attributable to growth in outstanding average interest-earning assets, primarily loans and leases and investment securities, and an increase in net interest margin, partially offset by growth in interest-bearing liabilities, primarily time deposits and term debt. In addition to organic growth, the FDIC assisted purchase and assumption of certain assets and liabilities of the Bank of Clark County, which was completed on January 16, 2009, contributed to the increase in liabilities in the three months ended March 31, 2009 over the same period in 2008. The remaining deposit liabilities assumed from the Bank of Clark County totaled $166.8 million as of March 31, 2009.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax-equivalent basis was 4.07% for the three months ended March 31, 2009, an increase of 9 basis points as compared to the same period in 2008. The increase in net interest margin primarily resulted from the decrease in our interest expense to earning assets of 101 basis points in the three months ended March 31, 2009 from the lower costs of interest bearing deposits, and junior subordinated debentures that are indexed to the three month LIBOR. This was partially offset by the decreased yield on interest-earning assets of 92 basis points primarily resulting from reductions in the prime rate, and interest reversals on loans. The $976,000 reversal of interest income on non-accrual loans in the quarter contributed to a 5 basis point decline in the tax equivalent net interest margin during the quarter.

Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds. The following table presents condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three months ended March 31, 2009 and 2008:

Average Rates and Balances (Quarterly)

(dollars in thousands)

	Three months ended March 31, 2009			Three months ended March 31, 2008
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates

INTEREST-EARNING ASSETS:
Loans and leases (1)	$6,179,936	$88,173	5.79%	$6,082,366	$104,152	6.89%
Taxable securities	1,188,859	14,371	4.83%	876,813	9,407	4.29%
Non-taxable securities (2)	183,581	2,656	5.79%	173,749	2,412	5.55%
Temporary investments (3)	52,063	32	0.24%	25,685	203	3.18%

Total interest earning assets	7,604,439	105,232	5.61%	7,158,613	116,174	6.53%
Allowance for loan and lease losses	(93,116)			(84,447)
Other assets	1,202,522			1,213,477

Total assets	$8,713,845			$8,287,643

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	$3,182,938	$8,426	1.07%	$3,311,923	$18,176	2.21%
Time deposits	2,267,676	16,037	2.87%	1,942,903	21,449	4.44%
Federal funds purchased and repurchase agreements	59,093	184	1.26%	97,491	749	3.09%
Term debt	206,486	1,756	3.45%	111,245	1,125	4.07%
Junior subordinated debentures	195,779	2,560	5.30%	236,077	3,922	6.68%

Total interest-bearing liabilities	5,911,972	28,963	1.99%	5,699,639	45,421	3.21%
Non-interest-bearing deposits	1,251,971			1,250,628
Other liabilities	58,808			87,985

Total liabilities	7,222,751			7,038,252
Preferred equity	202,350			-
Common equity	1,288,744			1,249,391

Total liabilities and shareholders’ equity	$8,713,845			$8,287,643

NET INTEREST INCOME (2)		$76,269			$70,753

NET INTEREST SPREAD			3.62%			3.32%

AVERAGE YIELD ON EARNING ASSETS (1), (2)			5.61%			6.53%
INTEREST EXPENSE TO EARNING ASSETS			1.54%			2.55%

NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			4.07%			3.98%

(1) Non-accrual loans and mortgage loans held for sale are included in the average balance.

(2) Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $856,000 and $733,000 for the three months ended March 31, 2009 and 2008, respectively.

(3) Temporary investments include federal funds sold and interest-bearing deposits at other banks.

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three months ended March 31, 2009 as compared to the same period in 2008. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Rate/Volume Analysis (Quarterly)

(in thousands)

	Three months ended March 31, 2009 compared to 2008
	Increase (decrease) in interest income and expense due to changes in
	Volume	Rate	Total

INTEREST-EARNING ASSETS:
Loans and leases	$1,647	$(17,626)	$(15,979)
Taxable securities	3,661	1,303	4,964
Non-taxable securities (1)	139	105	244
Temporary investments	107	(278)	(171)

Total (1)	5,554	(16,496)	(10,942)

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	(682)	(9,068)	(9,750)
Time deposits	3,176	(8,588)	(5,412)
Repurchase agreements and federal funds	(225)	(340)	(565)
Term debt	834	(203)	631
Junior subordinated debentures	(605)	(757)	(1,362)

Total	2,498	(18,956)	(16,458)

Net increase in net interest income (1)	$3,056	$2,460	$5,516

(1) Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

PROVISION FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses was $59.1 million for the three months ended March 31, 2009, compared to $15.1 million for the same period in 2008. As an annualized percentage of average outstanding loans, the provision for loan losses recorded for the three months ended March 31, 2009 was 3.91% as compared to 1.00% in the same period in 2008.

The increase in the provision for loan and lease losses in the three months ended March 31, 2009 as compared to the same period in 2008 is attributable to an increase in non-performing loans and leases and downgrades within the portfolio related primarily to the housing market downturn and its impact on our residential development portfolio, growth in the loan and lease portfolio, and the increase in net charge-offs during the period.

Prior to the second quarter of 2008, the Company recognized the charge-off of an impairment reserve when the loan was resolved, sold, or foreclosed and transferred to other real estate owned. Due to declining real estate values in our markets, it is increasingly likely that an impairment reserve on collateral dependent real estate loans represent a confirmed loss. As a result, beginning in the second quarter of 2008, the Company began recognizing the charge-off of impairment reserves on impaired loans in the period it arises for collateral dependent loans. Therefore, the non-accrual loans of $117.6 million as of March 31, 2009 have already been written-down to their estimated fair value, less estimated costs to sale, and are expected to be resolved over the coming quarters with no additional material loss, absent further decline in market prices. Depending on the characteristics of a loan, the fair value of collateral is estimated by obtaining external appraisals.

The provision for loan and lease losses is based on management’s evaluation of inherent risks in the loan portfolio and a corresponding analysis of the allowance for loan and lease losses. Additional discussion on loan quality and the allowance for loan and lease losses is provided under the heading Asset Quality and Non-Performing Assets below.

NON-INTEREST INCOME

Non-interest income in the three months ended March 31, 2009 was $15.5 million, a decrease of $14.1 million, or 48%, as compared to the same period in 2008. The following table presents the key components of non-interest income for the three months ended March 31, 2009 and 2008:

Non-Interest Income

  (dollars in thousands)

	Three months ended March 31,
	2009	2008	Change Amount	Change Percent
Service charges on deposit accounts	$7,701	$8,377	$(676)	-8%
Brokerage commissions and fees	1,379	2,175	(796)	-37%
Mortgage banking revenue, net	4,070	(1,870)	5,940	NM
Net gain on investment securities	35	3,901	(3,866)	-99%
Gain on junior subordinated debentures carried at fair value	580	1,642	(1,062)	-65%
Proceeds from Visa mandatory partial redemption	-	12,633	(12,633)	-100%
Other income	1,752	2,736	(984)	-36%

Total	$15,517	$29,594	$(14,077)	-48%

NM - Not meaningful

The decrease in deposit service charges in 2009 over the same periods in 2008 is attributable to decreased non-sufficient funds and overdraft fee income in the current period due to lower average overdraft balances. Brokerage commissions and fees declined as a result of the continued deteriorating conditions in the trading market during 2009, as compared to the same periods in 2008, and the departure of certain Strand investment advisors in the fourth quarter of 2008. Mortgage banking revenue for the three months ended March 31, 2009 increased due to a significant increase in refinancing activity, resulting from historically low mortgage interest rates, compared to the same quarter of the prior year. Closed mortgage volume in the first quarter of 2009 was $191.7 million, representing a 137% increase over the first quarter of 2008. The current low mortgage interest rate environment contributed to a $1.4 million decline in fair value on the mortgage servicing right (“MSR”) asset in the current quarter, compared to a $1.9 million decline in fair value recognized in the same period prior year. Additionally, mortgage banking revenue in the first quarter of 2008 reflects a $2.4 million realized loss on an ineffective MSR hedge, which has been suspended, due to widening spreads and price declines that were not offset by a corresponding gain in the related MSR asset. In the three months ended March 31, 2009, the Company realized gain on sale of investment securities of $2.2 million, which was offset by an other-than-temporary impairment (“OTTI”) charge of $2.1 million. Additional discussion on the OTTI charges are provided under the heading Investment Securities below. In the first quarter of 2008, the Company realized a $3.9 million gain on the sale of investment securities as part of a repositioning of the investment portfolio to reduce the weighted average life in response to the economic outlook. The gain on junior subordinated debentures carried at fair value for the three months ended March 31, 2009 resulted from reductions in the current three month LIBOR since the last measurement date, December 31, 2008. The gain on junior subordinated debentures carried at fair value for the three months ended March 31, 2008 resulted from the widening of credit spreads for potential new issuances over the contractual rate of each junior subordinated debenture measured at fair value. Additional information on the junior subordinated debentures carried at fair value is included in Note 6 of the Notes to Condensed Consolidated Financial Statements. Other income decreased for the three months ended March 31, 2009 as compared to 2008 as a result of decreased gains and broker fee income related to Small Business Administration loan sales, and proceeds from a legal settlement in the first quarter of 2008.

In the first quarter of 2008 Visa completed an initial public offering and the Company received $12.6 million as part of a subsequent mandatory partial redemption of our Class B shares. As part of this offering, Visa also established a $3.0 billion escrow account to cover settlements, the resolution of pending litigation and related claims (“covered litigation”).

The Company’s remaining 468,659 shares of Visa Class B common stock are restricted and may not be transferred until the later of (1) three years from the date of the initial public offering or (2) the period of time necessary to resolve the covered litigation. A conversion ratio of 0.71429 was established for the conversion rate of Class B shares into Class A shares. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus. In December 2008, Visa deposited additional funds into the escrow account to satisfy a settlement with Discover Card related to an antitrust lawsuit. The deposit of these funds into the escrow account reduced the conversion ratio applicable to Class B common stock outstanding from 0.71429 per Class A share to 0.6296 per Class A share.

As of March 31, 2009, the value of the Class A shares was $55.60 per share. The value of unredeemed Class A equivalent shares owned by the Company was $16.4 million as of March 31, 2009, and has not been reflected in the accompanying financial statements.

NON-INTEREST EXPENSE

Non-interest expense for the three months ended March 31, 2009 was $60.0 million, an increase of $12.5 million or 26% compared to the three months ended March 31, 2008. The following table presents the key elements of non-interest expense for the three months ended March 31, 2009 and 2008:

Non-Interest Expense

(dollars in thousands)

	Three months ended March 31,
	2009	2008	Change Amount	Change Percent
Salaries and employee benefits	$31,073	$28,244	$2,829	10%
Net occupancy and equipment	9,621	9,116	505	6%
Communications	1,753	1,778	(25)	-1%
Marketing	970	771	199	26%
Services	5,329	4,707	622	13%
Supplies	795	665	130	20%
FDIC assessments	2,625	1,215	1,410	116%
Net loss on other real estate owned	2,299	611	1,688	276%
Intangible amortization	1,362	1,491	(129)	-9%
Merger related expenses	200	-	200	NM
Visa litigation	-	(5,183)	5,183	-100%
Other expenses	3,924	4,072	(148)	-4%

Total	$59,951	$47,487	$12,464	26%

NM - Not meaningful

Salaries and employee benefits costs increased $2.8 million in the three months ending March 31, 2009, as compared to the same period prior year. Approximately $2.0 million of the increase is a result of increased production in our mortgage banking division as well as an overall increase in our full-time equivalent employees. The remaining $842,000 increase in the current quarter is a result of reduced loan origination activity related to lower customer demand, resulting in a reduced offset to compensation expense for deferred loan costs. Net occupancy and equipment expense increased in the first quarter of 2009 as compared to the first quarter of 2008 due to increased maintenance contract and software amortization costs. Communications, marketing, supplies, and other expenses fluctuated in the period as a result of normal operations. Services expense increased in the current period over the prior period due to higher legal and other professional fees. FDIC assessments increased for the three months ending March 31, 2009 as compared to the same period of the prior year as a result of an industry-wide increase in assessments by the FDIC in order to restore the deposit insurance fund. The continued slowdown in the housing industry, which has affected our residential development portfolio, has led to an increase of foreclosures into other real estate owned on residential development related properties. Declines in the market values of these properties after foreclosure have resulted in additional losses on the sale of the properties or by valuation adjustments. During 2009 the Company has recognized losses on sale of other real estate owned of $688,000 and valuation adjustments of $1.6 million. The decrease in intangible amortization for the three months ending March 31, 2009 as compared to the prior year same period is due to the run-off of intangible assets that are being amortized on an accelerated basis. We incur significant expenses in connection with the completion and integration of bank acquisitions that are not capitalizable. Classification of expenses as merger-related is done in accordance with the provisions of a Board-approved policy. The merger-related expenses incurred in 2009 relate to the FDIC assisted purchase and assumption of certain assets and liabilities of the Bank of Clark County.

In connection with Visa establishing a $3.0 billion litigation escrow account from the proceeds of an initial public offering, the Company reversed a $5.2 million reserve in the first quarter of 2008, reflected as a reduction of other non-interest expense. We were required to recognize an estimate of Visa’s pending litigation settlements in the fourth quarter of 2007 based on our ownership position prior to the initial public offering by Visa. With the escrow litigation account funded for the estimated liability for covered litigation as of the end of the first quarter 2008, we were able to reverse the accrual.

INCOME TAXES

Our consolidated effective tax rate as a percentage of pre-tax income for the three months ended March 31, 2009 was (45.8)% as a result of the operating loss recognized, compared to 33.3% for the three months ended March 31, 2008. The effective tax rates differed from the federal statutory rate of 35% and the apportioned state rate of 5% (net of the federal tax benefit) principally because of non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities, tax credits arising from low income housing investments, Business Energy tax credits and exemptions related to loans and hiring in designated enterprise zones.

FINANCIAL CONDITION

INVESTMENT SECURITIES

Trading securities consist of securities held in inventory by Strand for sale to its clients and securities invested in trust for the benefit of certain executives or former employees of acquired institutions as required by agreements. Trading securities were $1.5 million at March 31, 2009, as compared to $2.0 million at December 31, 2008. This decrease is principally attributable to a decrease in Strand’s inventory of trading securities and a decrease in trading assets invested for the benefit of former employees, due to distributions and decreases in the fair market value of investment securities therein, partially offset by contributions to supplemental retirement plans for the benefit of certain executives.

Investment securities available for sale increased $196.6 million to $1.4 billion as of March 31, 2009, as compared to December 31, 2008. This increase is principally attributable to purchases of $327.3 million of investment securities available for sale, $4.2 million of investment securities available for sale assumed from the Bank of Clark County, and an increase in fair value of investments securities available for sale of $6.8 million, offset by the proceeds from the sales and maturities of $140.9 million of investment securities available for sale (of which $2.2 million represents net gains on sale) and amortization of net purchase price premiums of $772,000.

Investment securities held to maturity were $13.8 million as of March 31, 2009, as compared to $15.8 million at December 31, 2008. This decrease is principally attributable to paydowns and maturities of investment securities held to maturity of $918,000 and other-than-temporary impairment (“OTTI”) charges of $1.2 million.

The following table presents the available for sale and held to maturity investment securities portfolio by major type as of March 31, 2009 and December 31, 2008:

Investment Securities Composition

(dollars in thousands)

	Investment Securities Available for Sale
	March 31, 2009		December 31, 2008
	Fair Value	%	Fair Value	%
U.S. Treasury and agencies	$14,201	1%	$31,226	3%
Obligations of states and political subdivisions	190,683	13%	179,585	14%
Mortgage-backed securities and collateralized mortgage obligations	1,227,909	86%	1,025,295	83%
Other debt securities	508	0%	634	0%
Investments in mutual funds and other equity securities	1,992	0%	1,972	0%

Total	$1,435,293	100%	$1,238,712	100%

	Investment Securities Held to Maturity
	March 31, 2009		December 31, 2008
	Amortized Cost	%	Amortized Cost	%
Obligations of states and political subdivisions	$3,585	26%	$4,166	26%
Mortgage-backed securities and collateralized mortgage obligations	10,048	73%	11,496	73%
Other investment securities	150	1%	150	1%

Total	$13,783	100%	$15,812	100%

We review investment securities on an ongoing basis for the presence of OTTI or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, our ability and intent to hold investments until a recovery of fair value, which may be maturity, whether we expect to recover the amortized cost basis of the investments, and other factors.

In the three months ended March 31, 2009, the Company recorded a $2.1 million OTTI charge within net gain on investment securities. This charge related to three non-agency collateralized mortgage obligations carried as held to maturity and where the default rates and loss severities of the underlying collateral indicate credit losses are expected to occur. These securities were valued by third party pricing services using matrix or model pricing methodologies, and were corroborated by broker indicative bids. These securities were written-down to fair value as the entire impairment was determined to be credit related. The remaining non-agency securities within mortgage-backed securities and collateralized mortgage obligations carried as held to maturity were reviewed for OTTI, and based on the default rates and loss severities of the underlying collateral, management estimates that the amortized cost basis of these securities will be recovered and that no credit losses are expected to occur. There were no similar charges recorded during the three months ended March 31, 2008.

Gross unrealized losses in the available for sale investment portfolio was $4.4 million at March 31, 2009. This consisted primarily of unrealized loss on mortgage backed securities and collateralized mortgage obligations of $3.0 million, unrealized loss on obligations of states and political subdivisions of $1.0 million, and an unrealized loss on other debt securities of $376,000. The unrealized losses were primarily caused by interest rate increases subsequent to the purchase of the securities, and not credit quality. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. Additional information about the loan portfolio is provided in Note 3 of the Notes to Condensed Consolidated Financial Statements.

LOANS AND LEASES

Total loans and leases outstanding at March 31, 2009 were $6.1 billion, a decrease of $48.9 million as compared to year-end 2008. The decrease in the current year primarily results from the charge-offs recognized in the current period. The following table presents the concentration distribution of our loan portfolio at March 31, 2009 and December 31, 2008:

Loan Concentrations

(dollars in thousands)

	March 31, 2009		December 31, 2008
	Amount	Percentage	Amount	Percentage
Construction and development	$871,447	14.3%	$931,090	15.2%
Farmland	100,631	1.7%	93,533	1.5%
Home equity credit lines	267,685	4.4%	266,107	4.4%
Single family first lien mortgage	210,909	3.5%	204,076	3.3%
Single family second lien mortgage	24,973	0.4%	26,946	0.4%
Multifamily	166,143	2.7%	164,594	2.7%
Commercial real estate	3,149,102	51.8%	3,143,112	51.3%

Total real estate secured	4,790,890	78.8%	4,829,458	78.8%
Commercial and industrial	1,139,529	18.7%	1,139,441	18.5%
Agricultural production	63,228	1.0%	71,726	1.2%
Consumer	35,798	0.6%	36,316	0.6%
Leases	39,953	0.7%	40,155	0.7%
Other	23,758	0.4%	25,728	0.4%
Deferred loan fees, net	(10,676)	-0.2%	(11,450)	-0.2%

Total loans	$6,082,480	100.0%	$6,131,374	100.0%

ASSET QUALITY AND NON-PERFORMING ASSETS

Non-performing loans, which include non-accrual loans and accruing loans past due over 90 days, totaled $126.7 million, or 2.08% of total loans, at March 31, 2009, as compared to $133.4 million, or 2.18% of total loans, at December 31, 2008. Non-performing assets, which include non-performing loans and foreclosed real estate (“other real estate owned”), totaled $159.5 million, or 1.82% of total assets, as of March 31, 2009, as compared to $161.3 million, or 1.88% of total assets, as of December 31, 2008.

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

Foreclosed properties held as other real estate owned are recorded at the lower of the recorded investment in the loan or market value of the property less expected selling costs. Other real estate owned at March 31, 2009 totaled $32.8 million and consisted of 42 properties. At March 31, 2009, one property with a carrying value of $8.9 million is subject to a sales contract, but is accounted for under the deposit method and continues to be reported as other real estate owned pursuant to SFAS No. 66, Accounting for Sales of Real Estate.

The Company has written down impaired, non-accrual loans as of March 31, 2009 to their estimated net realizable value, based on disposition value, and are expected to be resolved over the coming quarters with no additional material loss, absent further decline in market prices. Depending on the characteristics of a loan, the fair value of collateral is estimated by obtaining external appraisals. The following table summarizes our non-performing assets as of March 31, 2009 and December 31, 2008:

Non-Performing Assets

(dollars in thousands)

	March 31, 2009	December 31, 2008
Loans on nonaccrual status	$112,949	$127,914
Loans past due 90 days or more and accruing	13,780	5,452

Total non-performing loans	126,729	133,366
Other real estate owned	32,766	27,898

Total non-performing assets	$159,495	$161,264

Allowance for loan losses	$95,086	$95,865
Reserve for unfunded commitments	935	983

Allowance for credit losses	$96,021	$96,848

Asset quality ratios:
Non-performing assets to total assets	1.82%	1.88%
Non-performing loans to total loans	2.08%	2.18%
Allowance for loan losses to total loans	1.56%	1.56%
Allowance for credit losses to total loans	1.58%	1.58%
Allowance for credit losses to total non-performing loans	76%	73%

The following table summarizes our non-performing assets by loan type and region as of March 31, 2009:

Non-Performing Assets by Type and Region

(in thousands)

	March 31, 2009
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total
Loans on nonaccrual status
Residential development	$8,030	$12,220	$5,987	$216	$30,547	$13,270	$70,270
Commercial construction	-	-	-	629	10,043	367	11,039
Commercial real estate	5,785	1,767	1,175	170	3,709	12,177	24,783
Commercial	337	3,396	244	-	52	2,828	6,857
Other	-	-	-	-	-	-	-

Total loans on nonaccrual status	14,152	17,383	7,406	1,015	44,351	28,642	112,949

Loans past due 90 days or more and accruing
Residential development	659	195	2,259	-	6,718	-	9,831
Commercial construction	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-
Commercial	-	602	-	-	37	30	669
Other	3,202	-	-	-	78	-	3,280

Total loans past due 90 days or more and accruing	3,861	797	2,259	-	6,833	30	13,780

Total non-performing loans	18,013	18,180	9,665	1,015	51,184	28,672	126,729

Other real estate owned
Residential development	3,247	13,083	2,530	1,876	7,330	-	28,066
Commercial construction	520	-	-	-	-	-	520
Commercial real estate	-	-	324	381	1,700	-	2,405
Commercial	750	-	-	-	-	293	1,043
Other	520	-	-	-	212	-	732

Total other real estate owned	5,037	13,083	2,854	2,257	9,242	293	32,766

Total non-performing assets	$23,050	$31,263	$12,519	$3,272	$60,426	$28,965	$159,495

As of March 31, 2009, the non-performing assets of $159.5 million have been written down by 39%, or $100.6 million, from their original balance of $260.1 million.

Our residential development loan portfolio, a subset of the construction and development category, has been adversely impacted by the housing market downturn. As a result, the Company has focused its efforts to reduce our exposure to this segment. The following table presents a geographic distribution of the residential development portfolio for the periods shown:

Residential Development Loans

(dollars in thousands)

	December 31, 2008	March 31, 2009	Change Since December 31, 2008
Northwest Oregon	$134,506	$120,460	-10%
Central Oregon	31,186	20,951	-33%
Southern Oregon	33,850	29,738	-12%
Washington	27,531	26,514	-4%
Greater Sacramento	109,181	92,744	-15%
Northern California	47,905	38,266	-20%

Total	$384,159	$328,673	-14%

Percentage of total loan portfolio	6%	5%

Quarterly change amount		$(55,486)

The majority of our non-performing loans throughout the year were concentrated in our residential development loan portfolio. At March 31, 2009, $80.1 million, or 61%, of the total $131.4 million of non-performing loans were residential development loans. The following table presents a geographic distribution of the non-accrual residential development loans for the periods shown:

Residential Development Non-Performing Loans

(dollars in thousands)

	December 31, 2008	March 31, 2009	Change Since December 31, 2008
Northwest Oregon	$18,720	$8,689	-54%
Central Oregon	15,846	12,415	-22%
Southern Oregon	6,477	8,246	27%
Washington	648	216	-67%
Greater Sacramento	33,374	37,264	12%
Northern California	14,041	13,271	-5%

Total	$89,106	$80,101	-10%

Percentage of non-performing loans	67%	63%

Quarterly change amount		$(9,005)

The following table presents the remaining performing residential development loans by size and geographic distribution as of March 31, 2009:

Residential Development Performing Loans

(dollars in thousands)

	$250k and less	$250k to $1 million	$1 million to $3 million	$3 million to $5 million	$5 million to $10 million	$10 million and greater	Total
Northwest Oregon	$3,434	$16,424	$28,374	$16,479	$47,060	$-	$111,771
Central Oregon	1,705	3,285	3,546	-	-	-	8,536
Southern Oregon	2,778	10,218	8,496	-	-	-	21,492
Washington	-	3,093	5,082	12,772	5,351	-	26,298
Greater Sacramento	4,245	8,985	10,115	3,435	11,497	17,203	55,480
Northern California	2,780	9,463	12,752	-	-	-	24,995

Total	$14,942	$51,468	$68,365	$32,686	$63,908	$17,203	$248,572

Commercial real estate and commercial construction represents 28% of the remaining non-performing loans as of March 31, 2009, compared to 24% as of December 31, 2008. Commercial real estate non-performing loans were $24.8 million at March 31, 2009, compared to $14.2 million at December 31, 2008. Commercial construction non-performing loans were $11.0 million at March 31, 2009, compared to $17.3 million at December 31, 2008. Of these non-performing loan balances, 74% are directly affected by the housing market downturn or indirectly impacted from the contraction of real estate dependant businesses. The remaining non-performing loans in these segments primarily reflect the impact of the recession on certain businesses. During the quarter the Company completed an extensive review of our permanent commercial real estate portfolio, including stress testing. The review was completed to verify leasing status, to ensure the accuracy of risk ratings, and to develop pro-active action plans with borrowers on projects where debt service coverage has dropped below the Bank’s benchmark. The stress testing was performed to determine the effect of rising cap rates, interest rates and vacancy rates, on this portfolio. Based on our analysis, the Company believes our lending teams are effectively managing the risks in this portfolio, and that this portfolio would be resilient to the effects of the changes projected in the stress testing. There can be no assurance that any further declines in economic conditions, such as potential increases in retail or office vacancy rates, will exceed the projected assumptions utilized in the stress testing, that may result in additional non-performing loans in the future.

At March 31, 2009, $57.2 million of loans were classified as restructured as compared to $38.2 million of loans at December 31, 2008. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. While all of the restructured loans as of March 31, 2009 were classified as impaired, only $13.8 million were placed on non-accrual status. The $43.4 million of restructured loans on accrual status represent the only impaired loans accruing interest at March 31, 2009. The Company has obligations to lend $3.8 million of additional funds on the restructured loans as of March 31, 2009, which primarily relates to one residential development project.

A further decline in the economic conditions in our general market areas or other factors could adversely impact individual borrowers or the loan portfolio in general. Accordingly, there can be no assurance that loans will not become 90 days or more past due, become impaired or placed on non-accrual status, restructured or transferred to other real estate owned in the future. Additional information about the loan portfolio is provided in Note 4 of the Notes to Condensed Consolidated Financial Statements.

ALLOWANCE FOR LOAN AND LEASE LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS

The allowance for loan and lease losses (“ALLL”) totaled $95.1 million at March 31, 2009, a decrease from the $95.9 million at December 31, 2008. The decrease in the ALLL from the prior year-end results from the realization of charge-offs in the current quarter in excess of the current quarter’s reserve build. The following table shows the activity in the ALLL for the three months ended March 31, 2009 and 2008:

Allowance for Loan and Lease Losses

(dollars in thousands)

	Three months ended March 31,
	2009	2008
Balance, beginning of period	$95,865	$84,904
Provision for loan and lease losses	59,092	15,132

Loans charged-off	(60,414)	(13,970)
Charge-off recoveries	543	494

Net charge-offs	(59,871)	(13,476)

Total allowance for loan and lease losses	95,086	86,560
Reserve for unfunded commitments	935	1,141

Allowance for credit losses	$96,021	$87,701

As a percentage of average loans and leases (annualized):
Net charge-offs	3.96%	0.89%
Provision for loan and lease losses	3.91%	1.00%

The increase in the allowance for loan and lease losses as of March 31, 2009 in relation to the same period of the prior year is primarily a result of the significant slowdown in the housing industry, which has affected our residential development portfolio, resulting in downgrades within the portfolio, an increase in non-performing loans, and an increase in loans charged-off. Downgrades within the portfolio have increased our classified credit balances resulting in a higher risk rating-based component of the allowance for loan and lease losses. Non-performing loans have increased due to the identification of impaired loans that have been placed on non-accrual status. All non-accrual loans are individually evaluated for impairment. Prior to the second quarter of 2008, the Company would establish reserves within the allowance for loan and leases losses for these impairments and would recognize the charge-off of an impairment reserve when the loan was resolved, sold, or foreclosed and transferred to other real estate owned. Due to declining real estate values in our markets, it is increasingly likely that an impairment reserve on collateral dependent real estate loans represent a confirmed loss. As a result, beginning in the second quarter of 2008, the Company began recognizing the charge-off of impairment reserves on impaired loans in the period it arises for collateral dependent loans. This process has accelerated the amount of charge-offs recognized since the second quarter of 2008. Of the $60.4 million in charge-offs year-to-date, $36.2 million are residential development related. Additional discussion on the increase in provision for loan and lease losses is provided under the heading Provision for Loan and Lease Losses above.

The following table presents a summary of activity in the reserve for unfunded commitments (“RUC”):

Summary of Reserve for Unfunded Commitments Activity

(in thousands)

	Three months ended March 31,
	2009	2008
Balance, beginning of period	$983	$1,182
Net decrease credited to other expense	(48)	(41)

Balance, end of period	$935	$1,141

We believe that the ALLL and RUC at March 31, 2009 are sufficient to absorb losses inherent in the loan portfolio and credit commitments outstanding as of that date, respectively, based on the best information available. This assessment, based in part on historical levels of net charge-offs, loan growth, and a detailed review of the quality of the loan portfolio, involves uncertainty and judgment. Therefore, the adequacy of the ALLL and RUC cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

MORTGAGE SERVICING RIGHTS

The following table presents the key elements of our mortgage servicing rights asset for the three months ended March 31, 2009 and 2008, respectively:

Summary of Mortgage Servicing Rights

(dollars in thousands)

	Three months ended March 31,
	2009	2008
Balance, beginning of period	$8,205	$10,088
Additions for new mortgage servicing rights capitalized	1,968	475
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(1,068)	(659)
Other(2)	(373)	(1,264)

Balance, end of period	$8,732	$8,640

Balance of loans serviced for others	$1,038,715	$866,652
MSR as a percentage of serviced loans	0.84%	1.00%

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2)	Represents changes due to collection/realization of expected cash flows over time.

As of March 31, 2009, we serviced residential mortgage loans for others with an aggregate outstanding principal balance of $1.0 billion for which servicing assets have been recorded. Mortgage servicing rights are adjusted to fair value quarterly with the change recorded in mortgage banking revenue.

In the fourth quarter of 2007, the Company began using derivative instruments to hedge the risk of changes in the fair value of MSR due to changes in interest rates. Starting in late February 2008 and continuing into March 2008, the bond markets experienced extraordinary volatility. This volatility resulted in widening spreads and price declines on the derivative instruments that were not offset by corresponding gains in the MSR asset. As a result, a $2.4 million charge was recognized within mortgage banking revenue in the first quarter of 2008. In March 2008, the Company suspended the MSR hedge, given the continued volatility. Additional information about the Company’s mortgage servicing rights is provided in Note 5 of the Notes to Condensed Consolidated Financial Statements.

GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS

At March 31, 2009, we had goodwill and other intangible assets of $722.0 million and $34.5 million, respectively, as compared to $722.0 million and $35.8 million, respectively, at year-end 2008. The goodwill recorded in connection with acquisitions represents the excess of the purchase price over the estimated fair value of the net assets acquired. A portion of the purchase price is allocated to the value other intangible assets such as the merchant servicing portfolio or core deposits, which included all deposits except certificates of deposit. The value of other intangible assets was determined by a third party based on the net present value of future cash flows for the merchant servicing portfolio and an analysis of the cost differential between the core deposits and alternative funding sources for the core deposit intangible.

We amortize other intangible assets on an accelerated or straight-line basis over an estimated ten to fifteen year life. Substantially all of the goodwill is associated with our community banking operations. We evaluate intangible assets with indefinite lives on an annual basis as of December 31. As a result of this analysis, management determined that there was a $1.0 million impairment related to the Retail Brokerage reporting segment as of December 31, 2008, which resulted from the Company’s evaluation following the departure of certain Strand financial advisors. The valuation of the impairment at the Retail Brokerage operating segment was determined using an income approach by discounting cash flows of forecasted earnings. The remaining balance of goodwill and other intangible assets relates to the Community Banking reporting segment. The Company engaged an independent valuation specialist to assist us in determining whether and to what extent the Community Banking’s goodwill asset was impaired at December 31, 2008. The valuation of the reporting unit was determined using discounted cash flows of forecasted earnings, estimated sales price multiples based on recent observable market transactions and market capitalization based on current stock price. The step one impairment test indicated that the reporting unit’s fair value was less than its carrying value. Based on the results of the step two impairment test, management determined that the implied fair value of the goodwill was greater than its carrying amount on the Company’s balance sheet and no goodwill impairment existed as of December 31, 2008 in the Community Banking segment. If impairment was deemed to exist, a write down of the asset would occur with a charge to earnings. The impairment analysis requires management to make subjective judgments. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures, technology, changes in discount rates and specific industry and market conditions. Management does not believe there have been any events in the three months ended March 31, 2009, such as a significant decrease in the fair value of the reporting unit or its underlying assets and liabilities, a significant adverse change in the business climate, or any other indication of impairment, that would trigger a remeasurement of, or result in an impairment to, goodwill as of March 31, 2009.

DEPOSITS

Total deposits were $6.8 billion at March 31, 2009, an increase of $203.6 million, or 12.5% annualized, as compared to year-end 2008. The remaining deposits from the Bank of Clark County assumption totaled $166.8 million as March 31, 2009. Excluding the assumption, the organic deposit growth rate was 2.3% annualized. Management attributes the organic growth to ongoing business development and marketing efforts in our service markets. Information on average deposit balances and average rates paid is included under the Net Interest Income section of this report.

The following table presents the deposit balances by major category as of March 31, 2009 and December 31, 2008:

Deposits

(dollars in thousands)

	March 31, 2009		December 31, 2008
	Amount	Percentage	Amount	Percentage
Non-interest bearing	$1,292,512	19%	$1,254,079	19%
Interest bearing demand	811,331	12%	752,931	11%
Savings and money market	2,387,255	35%	2,335,158	36%
Time, $100,000 or greater	1,302,440	19%	1,232,265	19%
Time, less than $100,000	998,996	15%	1,014,502	15%

Total	$6,792,534	100%	$6,588,935	100%

BORROWINGS

At March 31, 2009, the Bank had outstanding $50.3 million of securities sold under agreements to repurchase and no federal funds purchased. The Bank had outstanding term debt of $206.5 million at March 31, 2009. Borrowings outstanding as of March 31, 2009 were relatively unchanged since December 31, 2008. Advances from the FHLB amounted to $205.9 million of the total term debt and are secured by investment securities and residential mortgage loans. The FHLB advances outstanding at March 31, 2009 had fixed interest rates ranging from 3.07% to 7.44% and $130.0 million, or 63%, mature prior to December 31, 2009, while another $75.0 million, or 36%, mature prior to December 2010. Management expects continued use of FHLB advances as a source of short and long-term funding.

JUNIOR SUBORDINATED DEBENTURES

We had junior subordinated debentures with carrying values of $195.1 million and $196.2 million at March 31, 2009 and December 31, 2008, respectively.

At March 31, 2009, approximately $219.6 million, or 95% of the total issued amount, had interest rates that are adjustable on a quarterly basis based on a spread over LIBOR. Interest expense for junior subordinated debentures has decreased for the three months ended March 31, 2009, compared to the same periods in 2008, primarily resulting from decreases in short-term market interest rates and LIBOR. Although increases in short-term market interest rates will increase the interest expense for junior subordinated debentures, we believe that other attributes of our balance sheet will serve to mitigate the impact to net interest income on a consolidated basis.

In conjunction with the adoption of No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, Umpqua elected the fair value measurement option for certain pre-existing junior subordinated debentures of $97.9 million (the Umpqua Statutory Trusts). The remaining junior subordinated debentures as of the adoption date were acquired through business combinations and were measured at fair value at the time of acquisition. In 2007 the Company issued two series of trust preferred securities and elected to measure each instrument at fair value. Accounting for junior subordinated debentures originally issued by the Company at fair value enables us to more closely align our financial performance with the economic value of those liabilities. Additionally, we believe it improves our ability to manage the market and interest rate risks associated with the junior subordinated debentures. The junior subordinated debentures measured at fair value and amortized cost have been presented as separate line items on the balance sheet.

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

Prior to the third quarter of 2008, we utilized a credit risk adjusted spread that was based upon recent issuances or quotes from brokers for comparable bank holding companies as of the date of valuation, and we considered this to be a Level 2 input. Due to the increasing and credit concerns in the capital markets and inactivity in the trust preferred markets that have limited the observability of market spreads, we have classified this as a Level 3 fair value measure in the third quarter of 2008. Management believes that the credit risk adjusted spread being utilized is indicative of those that would be used by willing market participants in an active market. Additional information regarding junior subordinated debentures measured at fair value and SFAS No. 157, is included in Note 14 the Notes to Condensed Consolidated Financial Statements.

All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of March 31, 2009, under guidance issued by the Board of Governors of the Federal Reserve System. Additional information regarding the terms of the junior subordinated debentures, including maturity/redemption dates, interest rates and the adoption of SFAS No. 159, is included in Note 6 of the Notes to Condensed Consolidated Financial Statements.

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

The Bank had available lines of credit with the FHLB totaling $1.8 billion at March 31, 2009 subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $150.0 million at March 31, 2009. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. In the three months ended March 31, 2009, the Bank paid the Company $6.0 million in dividends to fund regular operations. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to fund its quarterly cash dividend distributions to preferred or common shareholders and meet its ongoing cash obligations, which consist principally of debt service on the $230.1 million (issued amount) of outstanding junior subordinated debentures. As of March 31, 2009, the Company did not have any borrowing arrangements of its own.

As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $10.0 million during the three months ended March 31, 2009. The principal source of cash provided by operating activities was net income, after excluding non-cash charges such as the provision for loan and lease losses. Net cash of $24.6 million used in investing activities consisted principally of $327.3 million of purchases of investment securities available for sale and net loan growth $17.3 million, partially offset by cash acquired in the Bank of Clark County merger of $178.9 million and proceeds from investment securities of $141.9 million. The $16.5 million of cash provided by financing activities primarily consisted of $19.7 million increase in net deposits and $2.7 million increase in securities sold under agreements to repurchase, partially offset by $3.0 million of dividends paid on common stock and $2.7 million of dividends paid on preferred stock.

Although we expect the Bank’s and the Company’s liquidity positions to remain satisfactory during 2009, it is possible that our deposit growth for 2009 may not be maintained at previous levels due to pricing pressure or, in order to generate deposit growth, our pricing may need to be adjusted in a manner that results in increased interest expense on deposits.

OFF-BALANCE-SHEET ARRANGEMENTS

Information regarding Off-Balance-Sheet Arrangements is included in Note 7 of the Notes to Condensed Consolidated Financial Statements.

CONCENTRATIONS OF CREDIT RISK

Information regarding Concentrations of Credit Risk is included in Note 7 of the Notes to Condensed Consolidated Financial Statements.

CAPITAL RESOURCES

Shareholders’ equity at March 31, 2009 was $1.5 billion, a decrease of $17.2 million from December 31, 2008. The decrease in shareholders’ equity during the three months ended March 31, 2008 was principally due to net loss of $15.2 million for the three month period, preferred stock dividends of $2.7 million and common stock dividends of $3.0 million, partially offset by the net change in unrealized losses on investment securities available for sale of $2.8 million (net of tax) and the net change in unrealized losses on investment securities held to maturity of $629,000 (net of tax).

The following table shows Umpqua Holdings’ consolidated and Umpqua Bank capital adequacy ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a “well-capitalized” institution at March 31, 2009 and December 31, 2008:

(dollars in thousands)

	Actual		For Capital Adequacy purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2009:
Total Capital
(to Risk Weighted Assets)
Consolidated	$1,022,379	14.38%	$568,778	8.00%	$710,973	10.00%
Umpqua Bank	$927,695	13.06%	$568,266	8.00%	$710,333	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$933,444	13.13%	$284,370	4.00%	$426,555	6.00%
Umpqua Bank	$838,836	11.81%	$284,110	4.00%	$426,166	6.00%
Tier I Capital
(to Average Assets)
Consolidated	$933,444	11.70%	$319,126	4.00%	$398,908	5.00%
Umpqua Bank	$838,836	10.58%	$317,140	4.00%	$396,425	5.00%

As of December 31, 2008:
Total Capital
(to Risk Weighted Assets)
Consolidated	$1,041,882	14.62%	$570,113	8.00%	$712,642	10.00%
Umpqua Bank	$943,986	13.25%	$569,954	8.00%	$712,442	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$952,725	13.37%	$285,034	4.00%	$427,550	6.00%
Umpqua Bank	$854,829	12.00%	$284,943	4.00%	$427,415	6.00%
Tier I Capital
(to Average Assets)
Consolidated	$952,725	12.38%	$307,827	4.00%	$384,784	5.00%
Umpqua Bank	$854,829	11.13%	$307,216	4.00%	$384,020	5.00%

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

The Company’s dividend policy considers, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth to determine the amount of dividends declared, if any, on a quarterly basis. There is no assurance that future cash dividends on common shares will be declared or increased. The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three months ended March 31, 2009 and 2008:

Cash Dividends and Payout Ratios per Common Share

	Three months ended March 31,
	2009	2008
Dividend declared per common share	$0.05	$0.19
Dividend payout ratio	-16%	46%

On April 21, 2009, the Company announced that the Board of Directors approved an extension to the expiration date of common stock repurchase plan from June 30, 2009 to June 30, 2011. As of March 31, 2009, a total of 1.5 million shares remained available for repurchase. No shares were repurchased under the repurchase plan during the first quarter of 2009. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, our capital plan, and are subject to certain limitations resulting from the Company’s participation in the TARP Capital Purchase Program. In addition, our stock plans provide that option and restricted stock award holders may pay for the exercise price and tax withholdings in part or whole by tendering previously held shares.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of March 31, 2009 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.    Controls and Procedures

Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic SEC filings. The disclosure controls and procedures were last evaluated by management as of March 31, 2009.

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

Item 1A.    Risk Factors

There have been no material changes to the risk factors as of March 31, 2009 from those presented in our Annual Report on Form
10-K for the year ended December 31, 2008.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2009:

Period	Total number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
1/1/09 - 1/31/09	6,302	$ 9.72	-	1,542,945
2/1/09 - 2/28/09	3,745	$ 9.37	-	1,542,945
3/1/09 - 3/31/09	8,259	$ 7.97	-	1,542,945

Total for quarter	18,306	$ 8.86	-

(1) Shares repurchased by the Company during the quarter consist of cancellation of 18,306 restricted shares to pay withholding taxes. During the three months ended March 31, 2009, no shares were tendered in connection with option exercises and no shares were repurchased pursuant to the Company’s publicly announced corporate stock repurchase plan described in (2) below.

(2) The repurchase plan, which was approved by the Board and announced in August 2003, originally authorized the repurchase of up to 1.0 million shares. The authorization was amended to increase the repurchase limit initially to 1.5 million shares and subsequently to 2.5 million shares. On April 19, 2007, the Company announced an expansion of the repurchase plan by increasing the repurchase limit to 6.0 million shares and extending the plan’s expiration date to June 30, 2009. On April 21, 2009, the Company announced a further extension of the plan’s expiration date to June 30, 2011.

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

UMPQUA HOLDINGS CORPORATION
(Registrant)

Dated May 07, 2009	/s/ Raymond P. Davis
Raymond P. Davis
President and Chief Executive Officer

Dated May 07, 2009	/s/ Ronald L. Farnsworth
Ronald L. Farnsworth
Executive Vice President/Chief Financial Officer and
Principal Financial Officer

Dated May 07, 2009	/s/ Neal T. McLaughlin
Neal T. McLaughlin
Executive Vice President/Treasurer and
Principal Accounting Officer

EXHIBIT INDEX

Exhibit

3.1	(a) Restated Articles of Incorporation with Designation of Fixed Rate Cumulative Perpetual Preferred Stock, Series A
3.2	(b) Bylaws, as amended
4.1	(c) Specimen Stock Certificate
10.1	(d) Long Term Incentive Restricted Stock Unit Agreements dated March 30, 2009 between the Company and Raymond P. Davis and Brad F. Copeland for granting restricted stock units under the 2007 Long Term Incentive Plan, subject to performance-based and service-based vesting requirements
10.2	Employment Agreement dated effective February 1, 2009 between the Company and Daniel A. Sullivan
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to Exhibit 3.1 to Form 8-K filed November 14, 2008
(b)	Incorporated by reference to Exhibit 3.2 to Form 8-K filed April 21, 2008
(c)	Incorporated by reference to the Registration Statement on Form S-8 (No. 333-77259) filed April 28, 1999
(d)	Incorporated by reference to Exhibit 99.1 to Form 8-K filed April 2, 2009