Form 10-Q/A
period 2009-03-31
UMPQUA HOLDINGS CORP
filed 2009-05-07
CIK 1077771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1 to

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

UMPQUA HOLDINGS CORPORATION

FORM 10-Q/A

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amended Report”) is being filed with respect to Umpqua Holding Corporation’s Quarterly Report on Form 10-Q for its fiscal quarter ended March 31, 2009, filed with the Securities and Exchange Commission on May 7, 2009. This Amended Report is being filed to correct the non-accrual loan totals reported in the text of Note 4 of the Notes to Condensed Consolidated Financial Statements (page 15) and in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading Provision for Loan and Lease Losses (page 37) from $117.6 million to $112.9 million. This error is typographical in nature, and does not affect the Company’s reported financial condition or results of operations. Accordingly, this Amended Report includes updated certifications as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

The average recorded investment in impaired loans was approximately $153.9 million during the three months ended March 31, 2009 and $116.6 million for the year ended December 31, 2008. At March 31, 2009, $57.2 million of loans were classified as restructured. At December 31, 2008, $38.2 million of loans were classified as restructured. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. While all restructured loans are classified as impaired, only $13.8 million as of March 31, 2009 and $14.6 million as of December 31, 2008 were placed on non-accrual status. The $43.4 million as of March 31, 2009 and $23.6 million as of December 31, 2008 of restructured loans on accrual status represent the only impaired loans accruing interest at each respective date. The Company has obligations to lend $3.8 million of additional funds on the restructured loans as of March 31, 2009, which primarily relates to one residential development project. Non-accrual loans totaled $112.9 million at March 31, 2009, and $127.9 million at December 31, 2008.

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

Prior to the second quarter of 2008, the Company recognized the charge-off of an impairment reserve when the loan was resolved, sold, or foreclosed and transferred to other real estate owned. Due to declining real estate values in our markets, it is increasingly likely that an impairment reserve on collateral dependent real estate loans represent a confirmed loss. As a result, beginning in the second quarter of 2008, the Company began recognizing the charge-off of impairment reserves on impaired loans in the period it arises for collateral dependent loans. Therefore, the non-accrual loans of $112.9 million as of March 31, 2009 have already been written-down to their estimated fair value, less estimated costs to sale, and are expected to be resolved over the coming quarters with no additional material loss, absent further decline in market prices. Depending on the characteristics of a loan, the fair value of collateral is estimated by obtaining external appraisals.

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