Form 10-Q
period 2009-06-30
UMPQUA HOLDINGS CORP
filed 2009-08-04
CIK 1077771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended:    June 30, 2009

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

Common stock, no par value: 60,237,445 shares outstanding as of July 31, 2009

UMPQUA HOLDINGS CORPORATION

FORM 10-Q

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except shares)

	June 30, 2009	December 31, 2008
ASSETS
Cash and due from banks	$131,354	$148,064
Temporary investments	962	56,612

Total cash and cash equivalents	132,316	204,676
Investment securities
Trading	2,247	1,987
Available for sale, at fair value	1,465,342	1,238,712
Held to maturity, at amortized cost	6,344	15,812
Loans held for sale	52,863	22,355
Loans and leases	6,093,957	6,131,374
Allowance for loan and lease losses	(98,370)	(95,865)

Net loans and leases	5,995,587	6,035,509
Restricted equity securities	16,491	16,491
Premises and equipment, net	103,553	104,694
Goodwill and other intangible assets, net	643,080	757,833
Mortgage servicing rights, at fair value	10,631	8,205
Other real estate owned	36,030	27,898
Other assets	192,193	163,378

Total assets	$8,656,677	$8,597,550

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$1,316,648	$1,254,079
Interest bearing	5,498,057	5,334,856

Total deposits	6,814,705	6,588,935
Securities sold under agreements to repurchase	56,358	47,588
Federal funds purchased	66,000	-
Term debt	106,396	206,531
Junior subordinated debentures, at fair value	83,036	92,520
Junior subordinated debentures, at amortized cost	103,349	103,655
Other liabilities	70,410	71,313

Total liabilities	7,300,254	7,110,542

COMMITMENTS AND CONTINGENCIES (NOTE 7)

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 2,000,000 shares authorized; Series A (liquidation preference $1,000 per share); issued and outstanding: 214,181 in 2009 and 2008	203,231	202,178

Common stock, no par value, 100,000,000 shares authorized; issued and outstanding: 60,237,042 in 2009 and 60,146,400 in 2008	1,006,660	1,005,820
Retained earnings	132,923	264,938
Accumulated other comprehensive income	13,609	14,072

Total shareholders’ equity	1,356,423	1,487,008

Total liabilities and shareholders’ equity	$8,656,677	$8,597,550

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
INTEREST INCOME
Interest and fees on loans	$88,940	$97,963	$177,113	$202,115
Interest and dividends on investment securities
Taxable	13,889	10,882	28,260	20,211
Exempt from federal income tax	1,935	1,677	3,735	3,356
Dividends	-	116	-	194
Interest on temporary investments	19	87	51	290

Total interest income	104,783	110,725	209,159	226,166

INTEREST EXPENSE
Interest on deposits	21,957	31,468	46,420	71,093
Interest on securities sold under agreements to repurchase and federal funds purchased	180	495	364	1,244
Interest on term debt	1,262	2,011	3,018	3,136
Interest on junior subordinated debentures	2,395	3,216	4,955	7,138

Total interest expense	25,794	37,190	54,757	82,611

Net interest income	78,989	73,535	154,402	143,555
PROVISION FOR LOAN AND LEASE LOSSES	29,331	25,137	88,423	40,269

Net interest income after provision for loan and lease losses	49,658	48,398	65,979	103,286

NON-INTEREST INCOME
Service charges on deposit accounts	8,322	8,819	16,023	17,196
Brokerage commissions and fees	1,745	2,070	3,124	4,245
Mortgage banking revenue, net	6,259	3,687	10,329	1,817
(Loss) gain on investment securities, net
Gain (loss) on sale of investment securities:	6,348	(2)	8,520	3,899
Total other-than-temporary impairment losses	(10,355)	-	(12,492)	-
Portion of other-than-temporary impairment losses recognized in other comprehensive income (before taxes)	2,737	-	2,737	-

Total (loss) gain on investment securities, net	(1,270)	(2)	(1,235)	3,899
Gain on junior subordinated debentures carried at fair value	8,611	3,199	9,191	4,841
Proceeds from Visa mandatory partial redemption	-	-	-	12,633
Other income	3,383	2,206	5,135	4,942

Total non-interest income	27,050	19,979	42,567	49,573

NON-INTEREST EXPENSE
Salaries and employee benefits	32,041	27,668	63,114	55,912
Net occupancy and equipment	9,708	9,149	19,329	18,265
Communications	1,839	1,610	3,592	3,388
Marketing	1,469	1,137	2,439	1,908
Services	5,403	4,368	10,732	9,075
Supplies	844	730	1,639	1,395
FDIC assessments	6,699	1,281	9,324	2,496
Net loss on other real estate owned	3,170	2,851	5,469	3,462
Intangible amortization	1,362	1,491	2,724	2,982
Goodwill impairment	111,952	-	111,952	-
Merger related expenses	73	-	273	-
Visa litigation	-	-	-	(5,183)
Other expenses	4,043	4,004	7,967	8,076

Total non-interest expense	178,603	54,289	238,554	101,776
(Loss) income before provision for (benefit from) income taxes	(101,895)	14,088	(130,008)	51,083
Provision for (benefit from) income taxes	2,396	3,932	(10,468)	16,256

Net (loss) income	$(104,291)	$10,156	$(119,540)	$34,827

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(UNAUDITED)

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net (loss) income	$(104,291)	$10,156	$(119,540)	$34,827
Preferred stock dividends	3,216	-	6,407	-
Dividends and undistributed earnings allocated to participating securities	7	30	15	112

Net (loss) earnings available to common shareholders	$(107,514)	$10,126	$(125,962)	$34,715

(Loss) earnings per common share:
Basic	$(1.79)	$0.17	$(2.09)	$0.58
Diluted	$(1.79)	$0.17	$(2.09)	$0.57

Weighted average number of common shares outstanding:
Basic	60,221	60,075	60,199	60,052
Diluted	60,221	60,398	60,199	60,386

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except shares)

	Preferred Stock	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total

		Shares	Amount

BALANCE AT JANUARY 1, 2008	$-	59,980,161	$988,780	$251,545	$(387)	$1,239,938
Net income				51,044		51,044
Other comprehensive income, net of tax					14,459	14,459

Comprehensive income						$65,503

Stock-based compensation			3,893			3,893
Stock repurchased and retired		(8,199)	(129)			(129)
Issuances of common stock under stock plans and related net tax benefits		174,438	1,022			1,022
Issuance of preferred stock to U.S. Treasury	201,927					201,927
Issuance of warrants to U.S. Treasury			12,254			12,254
Amortization of discount on preferred stock	251			(251)		-
Cash dividends on common stock ($0.62 per share)				(37,400)		(37,400)

Balance at December 31, 2008	$202,178	60,146,400	$1,005,820	$264,938	$14,072	$1,487,008

BALANCE AT JANUARY 1, 2009	$202,178	60,146,400	$1,005,820	$264,938	$14,072	$1,487,008
Net loss				(119,540)		(119,540)
Other comprehensive loss, net of tax					(463)	(463)

Comprehensive loss						$(120,003)

Stock-based compensation			1,304			1,304
Stock repurchased and retired		(18,995)	(169)			(169)
Issuances of common stock under stock plans and related net tax deficiencies		109,637	(295)			(295)
Amortization of discount on preferred stock	1,053			(1,053)		-
Dividends declared on preferred stock				(5,384)		(5,384)
Cash dividends on common stock ($0.10 per share)				(6,038)		(6,038)

Balance at June 30, 2009	$203,231	60,237,042	$1,006,660	$132,923	$13,609	$1,356,423

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Net (loss) income	$(104,291)	$10,156	$(119,540)	$34,827

Available for sale securities:

Unrealized (losses) gains arising during the period	(1,063)	(20,707)	5,785	(12,396)

Reclassification adjustment for (gains), losses or impairments realized in net income (net of tax expense of $2,444 and benefit of $1 for the three months and net of tax expense of $3,312 and $1,560 for the six months ended June 30, 2009 and 2008, respectively)	(3,665)	1	(4,969)	(2,339)

Income tax benefit (expense) related to unrealized losses (gains)	425	8,283	(2,314)	4,958

Net change in unrealized gains or losses	(4,303)	(12,423)	(1,498)	(9,777)

Held to maturity securities:

Reclassification adjustment for impairments realized in net income (net of tax benefit of $1,337 and $1,716 for the three and six months ended June 30, 2009)	2,006	-	2,574	-

Amortization of unrealized losses on investment securities transferred to held to maturity (net of tax benefit of $29 and $70 for the three and six months ended June 30, 2009)	42	-	103	-

Net change in unrealized losses on investment securities transferred to held to maturity	2,048	-	2,677	-

Unrealized losses related to factors other than credit (net of tax benefit of $1,095 for the three and six months ended June 30, 2009)	(1,642)	-	(1,642)	-

Net change in unrealized losses related to factors other than credit	(1,642)	-	(1,642)	-

Other comprehensive loss, net of tax	(3,897)	(12,423)	(463)	(9,777)

Comprehensive (loss) income	$(108,188)	$(2,267)	$(120,003)	$25,050

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six months ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(119,540)	$34,827
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Restricted equity securities stock dividends	-	(104)
Amortization of investment premiums, net	2,846	807
Gain on sale of investment securities, net	(8,520)	(3,899)
Other-than-temporary impairment on investment securities available for sale	239	-
Other-than-temporary impairment on investment securities held to maturity	9,516	-
Loss on sale of other real estate owned	2,893	1,829
Valuation adjustment on other real estate owned	2,576	1,632
Provision for loan and lease losses	88,423	40,269
Depreciation, amortization and accretion	4,928	6,712
Goodwill impairment	111,952	-
Increase in mortgage servicing rights	(4,235)	(1,611)
Change in mortgage servicing rights carried at fair value	1,809	123
Change in junior subordinated debentures carried at fair value	(9,484)	(5,147)
Stock-based compensation	1,304	1,745
Net (increase) decrease in trading account assets	(260)	750
Gain on sale of loans	(3,184)	(193)
Origination of loans held for sale	(386,161)	(135,930)
Proceeds from sales of loans held for sale	358,753	136,086
Net (increase) decrease in other assets	(28,737)	21,498
Net decrease in other liabilities	(632)	(8,705)

Net cash provided by operating activities	24,486	90,689

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(546,228)	(355,844)
Proceeds from investment securities available for sale	326,660	395,095
Proceeds from investment securities held to maturity	1,715	886
Purchases of restricted equity securities	-	(3,741)
Redemption of restricted equity securities	-	226
Net loan and lease originations	(74,811)	(128,224)
Proceeds from sales of loans	5,198	9,364
Proceeds from disposals of furniture and equipment	63	250
Purchases of premises and equipment	(5,112)	(5,628)
Proceeds from sales of other real estate owned	11,544	6,014
Cash acquired in merger, net of cash consideration paid	178,905	-

Net cash used by investing activities	(102,066)	(81,602)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

(in thousands)

	Six months ended June 30,
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit liabilities	41,894	(229,447)
Net increase in federal funds purchased	66,000	78,445
Net increase in securities sold under agreements to repurchase	8,770	4,987
Proceeds from term debt borrowings	-	345,000
Repayment of term debt	(100,093)	(182,092)
Dividends paid on preferred stock	(5,384)	-
Dividends paid on common stock	(6,031)	(22,874)
Proceeds from stock options exercised	233	735
Retirement of common stock	(169)	(100)

Net cash provided (used) by financing activities	5,220	(5,346)

Net (decrease) increase in cash and cash equivalents	(72,360)	3,741
Cash and cash equivalents, beginning of period	204,676	192,070

Cash and cash equivalents, end of period	$132,316	$195,811

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$57,077	$85,802
Income taxes	$44	$6,026

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gain on investment securities available for sale, net of taxes	$(1,498)	$(9,777)
Change in unrealized loss on investment securities held to maturity, net of taxes	$2,677	$-
Unrealized losses on investment securities held to maturity related to factors other than credit, net of tax	$(1,642)	$-
Cash dividend declared on common stock and payable after period-end	$3,019	$11,463
Transfer of loans to other real estate owned	$25,359	$13,546
Acquisitions:
Assets acquired	$4,978	$-
Liabilities assumed	$183,883	$-

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

The accounting and financial reporting policies of Umpqua Holdings Corporation (referred to in this report as “we”, “our” or “the Company”) conform to accounting principles generally accepted in the United States of America. The accompanying interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Umpqua Bank (“Bank”), and Umpqua Investments, Inc. (“Umpqua Investments”). Prior to July 2009, Umpqua Investments was known as Strand, Atkinson, Williams & York, Inc. All material inter-company balances and transactions have been eliminated. The consolidated financial statements have not been audited. A more detailed description of our accounting policies is included in the 2008 Annual Report filed on Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the 2008 Annual Report filed on Form 10-K.

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 3, 2009, the date the financial statements were issued. In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period. Certain reclassifications of prior period amounts have been made to conform with current classifications.

Note 2 – Business Combination

On January 16, 2009, the Washington Department of Financial Institutions closed the Bank of Clark County, Vancouver, Washington, and appointed the Federal Deposit Insurance Corporation (“FDIC”) as its receiver. The FDIC entered into a purchase and assumption agreement with Umpqua Bank to assume the insured non-brokered deposit balances, which totaled $183.9 million, at no premium. The Company recorded the deposit related liabilities at book value. In connection with the assumption, Umpqua Bank acquired certain assets totaling $23.0 million, primarily cash and marketable securities, with the difference of $160.9 million representing funds received directly from the FDIC. Through this agreement, Umpqua Bank now operates two additional store locations in Vancouver, Washington. In addition, the FDIC reimbursed Umpqua Bank for all overhead costs related to the acquired Bank of Clark County operations for 90 days following closing, while Umpqua Bank will pay the FDIC a servicing fee on assumed deposit accounts for that same period.

The results of the Bank of Clark County’s operations have been included in the consolidated financial statements beginning January 17, 2009. Since this date, the Bank of Clark County has contributed net income of approximately $194,000 and $504,000 for the three and six months ended June 30, 2009, net of tax, and primarily represents interest income earned from the proceeds of the assumption and service income on deposits, partially offset by interest expense on deposits and the accrued servicing fee payable to the FDIC. In the second quarter, Umpqua did not incur the FDIC servicing fees but began incurring overhead expenses such as salaries and employee benefits expense and rent expense. The Company does not expect to incur any significant additional merger-related expenses in connection with the assumption of the Bank of Clark County deposits and assets.

Note 3 – Investment Securities

The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at June 30, 2009 and December 31, 2008:

June 30, 2009
(in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$12,123	$302	$(3)	$12,422
Obligations of states and political subdivisions	198,343	3,577	(1,249)	200,671
Residential mortgage-backed securities and collateralized mortgage obligations	1,226,853	27,656	(4,692)	1,249,817
Other debt securities	645	-	(200)	445
Investments in mutual funds and other equity securities	1,959	28	-	1,987

	$1,439,923	$31,563	$(6,144)	$1,465,342

HELD TO MATURITY:
Obligations of states and political subdivisions	$3,238	$5	$(15)	$3,228
Residential mortgage-backed securities and collateralized mortgage obligations	3,106	3	-	3,109

	$6,344	$8	$(15)	$6,337

December 31, 2008
(in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$30,831	$401	$(6)	$31,226
Obligations of states and political subdivisions	176,966	3,959	(1,340)	179,585
Residential mortgage-backed securities and collateralized mortgage obligations	1,000,155	26,726	(1,586)	1,025,295
Other debt securities	884	-	(250)	634
Investments in mutual funds and other equity securities	1,959	13	-	1,972

	$1,210,795	$31,099	$(3,182)	$1,238,712

HELD TO MATURITY:
Obligations of states and political subdivisions	$4,166	$8	$(75)	$4,099
Residential mortgage-backed securities and collateralized mortgage obligations	11,496	1	(7,367)	4,130
Other investment securities	150	-	-	150

	$15,812	$9	$(7,442)	$8,379

Investment securities that were in an unrealized loss position as of June 30, 2009 and December 31, 2008 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

June 30, 2009
(in thousands)
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$-	$-	$145	$3	$145	$3
Obligations of states and political subdivisions	57,109	917	6,100	332	63,209	1,249
Residential mortgage-backed securities and collateralized mortgage obligations	257,384	3,295	10,536	1,397	267,920	4,692
Other debt securities	-	-	300	200	300	200

Total temporarily impaired securities	$314,493	$4,212	$17,081	$1,932	$331,574	$6,144

HELD TO MATURITY:
Obligations of states and political subdivisions	$-	$-	$790	$15	$790	$15

Total temporarily impaired securities	$-	$-	$790	$15	$790	$15

December 31, 2008
(in thousands)
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

AVAILABLE FOR SALE:
U.S. Treasury and agencies	$93	$2	$230	$4	$323	$6
Obligations of states and political subdivisions	43,341	1,291	5,520	49	48,861	1,340
Residential mortgage-backed securities and collateralized mortgage obligations	103,323	1,083	41,262	503	144,585	1,586
Other debt securities	-	-	634	250	634	250

Total temporarily impaired securities	$146,757	$2,376	$47,646	$806	$194,403	$3,182

HELD TO MATURITY:
Obligations of states and political subdivisions	$4,099	$75	$-	$-	$4,099	$75
Residential mortgage-backed securities and collateralized mortgage obligations	4,130	7,367	-	-	4,130	7,367

Total temporarily impaired securities	$8,229	$7,442	$-	$-	$8,229	$7,442

The unrealized losses on investments in U.S. Treasury and agencies securities were caused by interest rate increases subsequent to the purchase of these securities. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than par. Because the Bank does not intend to sell the securities in this class and it is not more likely than not that the Bank will be required to sell these securities before recovery of their amortized cost bases, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

Of the $1.2 billion residential mortgage-backed securities and collateralized mortgage obligations portfolio, 99.6% are issued or guaranteed by governmental agencies. The unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost each investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not more likely than not that Bank will be required to sell these securities before recovery of their amortized cost bases, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

The unrealized losses on obligations of political subdivisions were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities. Management monitors published credit ratings of these securities and no adverse ratings changes have occurred since the date of purchase of obligations of political subdivisions which are in an unrealized loss position as of June 30, 2009. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not more likely than not that Bank will be required to sell these securities before recovery of their amortized cost bases, which may be include holding each security until maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

The unrealized losses on other debt securities, which consist of trust preferred securities, were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities. Management monitors the credit ratings of the underlying institutions issuing these securities and no adverse ratings changes have occurred since the date of purchase of these securities which are in an unrealized loss position as of June 30, 2009. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not more likely than not that Bank will be required to sell these securities before recovery of their amortized cost bases, which may be maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

We review investment securities on an ongoing basis for the presence of other-than-temporary (“OTTI”) or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether we intend to sell a security or if it is more likely than not that we will be required to sell the security before recovery of our amortized cost basis of the investment, which may be maturity, and other factors. For debt securities, if we intend to sell the security or it is more likely than not that it will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. For securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the OTTI amount recorded in OCI will increase the carrying value of the investment, and would not affect earnings. If there is an indication of additional credit losses the security is reevaluated accordingly to the procedures described above.

Prior to the Company’s adoption of FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, new OTTI guidance related to debt securities which became effective in the second quarter of 2009, the Company recorded a $2.1 million OTTI charge in the three months ended March 31, 2009. This charge related to three non-agency collateralized mortgage obligations carried as held to maturity for which the default rates and loss severities of the underlying collateral and credit coverage ratios of the security indicated that it was probable that credit losses were expected to occur. These securities were valued by third-party pricing services using matrix or model pricing methodologies, and were corroborated by broker indicative bids. Upon adoption of the new OTTI guidance in the second quarter of 2009, the Company analyzed these securities as well as other securities where OTTI had been previously recognized, and determined that as of the adoption date such losses were credit related. As such, there was no cumulative effect adjustment to the opening balance of retained earnings or a corresponding adjustment to accumulated OCI.

The following table presents the OTTI losses for the three and six months ended June 30, 2009. There were no similar OTTI losses recorded during the three or six months ended June 30, 2008.

(in thousands)

	Three months ended June 30, 2009		Six months ended June 30, 2009
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total other-than-temporary impairment losses	$10,116	$239	$12,253	$239
Portion of other-than-temporary impairment losses recognized in other comprehensive income (before taxes)(1)	2,737	-	2,737	-

Net impairment losses recognized in earnings(2)	$7,379	$239	$9,516	$239

(1) Represents other-than-temporary impairment losses related to all other factors.
(2) Represents other-than-temporary impairment losses related to credit losses.

The residential mortgage-backed securities and collateralized mortgage obligations held to maturity primarily represent 29 non-agency collateralized mortgage obligations. The OTTI recognized on investment securities held to maturity relates to these 29 non-agency collateralized mortgage obligations. Each of these securities holds various levels of credit subordination. The underlying mortgage loans of these securities were originated from 2003 through 2007. At origination, the weighted average loan-to-value of the underlying mortgages was 69%; the underlying borrowers had weighted average FICO scores of 731, and 59% were limited documentation loans. At June 30, 2009, these securities were valued by third-party pricing services using matrix or model pricing methodologies and were corroborated by broker indicative bids. We estimated the cash flows of the underlying collateral for each security considering credit, interest and prepayment risk models that incorporate management’s estimate of projected key assumptions including prepayment rates, collateral default rates and loss severity. Assumptions utilized vary from security to security, and are influenced by factors such as loan interest rates, geographic location, borrower characteristics and vintage, and historical experience. We then used a third party to obtain information about the structure of each security, including subordination and other credit enhancements, in order to determine how the underlying collateral cash flows will be distributed to each security issued in the structure. These cash flows were then discounted at the interest rate used to recognize interest income on each security. The following table presents a summary of the significant inputs utilized to measure management’s estimate of the credit loss component on these non-agency collateralized mortgage obligations as of June 30, 2009:

	Range		Weighted Average
	Minimum	Maximum
Constant prepayment rate	0.0%	24.5%	12.8%
Collateral default rate	6.0%	60.0%	14.8%
Loss severity	20.0%	40.0%	29.0%

We estimated the net present value of these non-agency securities to be $5.7 million at June 30, 2009. These securities have been written-down to fair value, $2.9 million, as reflected in the investment portfolio. The difference is reflected as a separate component of OCI, net of tax. In addition, the Company recorded an OTTI charge of $239,000 in the period related to an available for sale collateralized debt obligation that holds trust preferred securities. Management noted certain deferrals and defaults in the pool and believes the impairment represents credit loss in its entirety.

The following table presents a rollforward of the credit loss component of held to maturity debt securities that have been written down for OTTI with the credit loss component recognized in earnings and the remaining impairment loss related to all other factors recognized in OCI.

(in thousands)

Balance, March 31, 2009	$5,952
Additions:
Initial OTTI credit losses	7,211
Subsequent OTTI credit losses	168
Reductions:
Securities sold, matured or paid-off	(1,785)

Balance, June 30, 2009	$11,546

The following table presents the maturities of investment securities at June 30, 2009:

(in thousands)

	Available For Sale		Held To Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AMOUNTS MATURING IN:
Three months or less	$16,135	$16,165	$535	$537
Over three months through twelve months	110,653	112,578	561	562
After one year through five years	957,479	979,315	3,328	3,333
After five years through ten years	299,028	301,539	1,108	1,108
After ten years	54,669	53,758	812	797
Other investment securities	1,959	1,987	-	-

	$1,439,923	$1,465,342	$6,344	$6,337

The amortized cost and fair value of collateralized mortgage obligations and mortgage-backed securities are presented by expected average life, rather than contractual maturity, in the preceding table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay underlying loans without prepayment penalties.

The following table presents the gross realized gains and gross realized losses on the sale of securities available for sale for the three and six months ended June 30, 2009 and 2008:

(in thousands)

	Three months ended June 30, 2009		Three months ended June 30, 2008
	Gains	Losses	Gains	Losses
Obligations of states and political subdivisions	$-	$-	$-	$2
Residential mortgage-backed securities and collateralized mortgage obligations	6,285	16	-	-

	$6,285	$16	$-	$2

	Six months ended June 30, 2009		Six months ended June 30, 2008
	Gains	Losses	Gains	Losses
U.S. Treasury and agencies	$-	$-	$78	$-
Obligations of states and political subdivisions	-	-	-	2
Residential mortgage-backed securities and collateralized mortgage obligations	8,495	54	5,358	-
Investments in mutual funds and other equity securities	-	-	-	1,535

	$8,495	$54	$5,436	$1,537

The following table presents, as of June 30, 2009, investment securities which were pledged to secure borrowings and public deposits as permitted or required by law:

(in thousands)

	Amortized Cost	Fair Value
To Federal Home Loan Bank to secure borrowings	$425,832	$434,922
To state and local governments to secure public deposits	535,394	546,723
To U.S. Treasury and Federal Reserve to secure customer tax payments	7,224	7,462
Other securities pledged, principally to secure deposits	261,109	266,213

Total pledged securities	$1,229,559	$1,255,320

Note 4 – Loans, Leases and Allowance for Loan and Lease Losses

The following table presents the major types of loans recorded in the balance sheets as of June 30, 2009 and December 31, 2008:

Loan Concentrations

(in thousands)

	June 30, 2009	December 31, 2008
Real estate - construction and land development	$808,765	$931,090
Real estate - commercial and agricultural	3,345,769	3,236,645
Real estate - single and multi-family residential	668,651	661,723
Commercial, industrial and agricultural	1,184,253	1,211,167
Leases	37,806	40,155
Installment and other	59,483	62,044

	6,104,727	6,142,824
Deferred loan fees, net	(10,770)	(11,450)

Total loans and leases	$6,093,957	$6,131,374

The following table summarizes activity related to the allowance for loan and lease losses (“ALLL”) for the three and six months ended June 30, 2009 and 2008:

Allowance for Loan and Lease Losses

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Balance, beginning of period	$95,086	$86,560	$95,865	$84,904
Provision for loan and lease losses	29,331	25,137	88,423	40,269
Charge-offs	(26,508)	(38,752)	(86,922)	(52,722)
Recoveries	461	776	1,004	1,270

Balance, end of period	$98,370	$73,721	$98,370	$73,721

At June 30, 2009, the recorded investment in loans classified as impaired in accordance with SFAS No. 114, Accounting for Impaired Loans, totaled $230.8 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $2.9 million. Due to declining real estate values in our markets, it is increasingly likely that an impairment reserve on collateral dependent real estate loans represents a confirmed loss. As a result, the Company recognizes the charge-off of impairment reserves on impaired loans in the period it arises for collateral dependent loans. Therefore, the non-accrual loans as of June 30, 2009 have already been written-down to their estimated net realizable value, based on disposition value, and are expected to be resolved over the coming quarters with no additional material loss, absent further decline in market prices. The valuation allowance on impaired loans represent the impairment reserves on performing restructured loans, and is measured by comparing the present value of expected future cash flows on the restructured loans discounted at the contractual interest rate of the original loan agreement to the loan’s carrying value. At December 31, 2008, the total recorded investment in impaired loans was $151.5 million, with no corresponding valuation allowance.

The average recorded investment in impaired loans was approximately $179.5 million during the six months ended June 30, 2009 and $116.6 million for the year ended December 31, 2008. At June 30, 2009, $138.4 million of loans were classified as restructured. At December 31, 2008, $38.2 million of loans were classified as restructured. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. While all restructured loans are classified as impaired, only $12.4 million as of June 30, 2009 and $14.6 million as of December 31, 2008 were placed on non-accrual status. The $126.0 million as of June 30, 2009 and $23.6 million as of December 31, 2008 of restructured loans on accrual status represent the only impaired loans accruing interest at each respective date. In order for a restructured loan to be considered performing and on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance and the borrower must either prefund an interest reserve or demonstrate the ability to make interest payments from a verified source of cash flow. The Company has obligations to lend $6.2 million of additional funds on the restructured loans as of June 30, 2009, which primarily relate to two residential development projects in the greater Sacramento region. Non-accrual loans totaled $104.7 million at June 30, 2009, and $127.9 million at December 31, 2008.

Note 5 – Mortgage Servicing Rights

The following table presents the changes in the Company’s mortgage servicing rights (“MSR”) for the three and six months ended June 30, 2009 and 2008:

Mortgage Servicing Rights

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Balance, beginning of period	$8,732	$8,640	$8,205	$10,088
Additions for new mortgage servicing rights capitalized	2,267	1,136	4,235	1,611
Changes in fair value:
Due to changes in model inputs or assumptions(1)	493	1,276	(575)	617
Other(2)	(861)	524	(1,234)	(740)

Balance, end of period	$10,631	$11,576	$10,631	$11,576

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our serviced loan portfolio as of June 30, 2009 and December 31, 2008 were as follows:

(dollars in thousands)

	June 30, 2009	December 31, 2008
Balance of loans serviced for others	$1,122,891	$955,494
MSR as a percentage of serviced loans	0.95%	0.86%

The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in mortgage banking revenue on the Condensed Consolidated Statements of Operations, was $738,000 and $1.4 million for the three and six months ended June 30, 2009, as compared to $603,000 and $1.2 million for the three and six months ended June 30, 2008.

Key assumptions used in measuring the fair value of MSR as of June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009	December 31, 2008
Constant prepayment rate	14.70%	13.69%
Discount rate	8.75%	8.85%
Weighted average life (years)	5.5	5.0

Note 6 – Junior Subordinated Debentures

As of June 30, 2009, the Company had 14 wholly-owned trusts (“Trusts”), including a Master Trust formed in 2007 to issue two separate series of trust preferred securities, that were formed to issue trust preferred securities and related common securities of the Trusts and are not consolidated. Nine Trusts, representing aggregate total obligations of approximately $96.0 million (fair value of approximately $107.3 million as of the merger dates), were assumed in connection with previous mergers.

Following is information about the Trusts as of June 30, 2009:

Junior Subordinated Debentures

(dollars in thousands)

Trust Name	Issue Date	Issued Amount	Carrying Value(1)	Rate(2)	Effective Rate(3)	Maturity Date	Redemption Date
AT FAIR VALUE:
Umpqua Statutory Trust II	October 2002	$20,619	$14,277	Floating(4)	10.90%	October 2032	October 2007
Umpqua Statutory Trust III	October 2002	30,928	21,688	Floating(5)	10.90%	November 2032	November 2007
Umpqua Statutory Trust IV	December 2003	10,310	6,657	Floating(6)	10.90%	January 2034	January 2009
Umpqua Statutory Trust V	December 2003	10,310	6,656	Floating(6)	10.90%	March 2034	March 2009
Umpqua Master Trust I	August 2007	41,238	20,800	Floating(7)	10.90%	September 2037	September 2012
Umpqua Master Trust IB	September 2007	20,619	12,958	Floating(8)	10.90%	December 2037	December 2012

		134,024	83,036

AT AMORTIZED COST:
HB Capital Trust I	March 2000	5,310	6,468	10.875%	8.06%	March 2030	March 2010
Humboldt Bancorp Statutory Trust I	February 2001	5,155	5,994	10.200%	8.12%	February 2031	February 2011
Humboldt Bancorp Statutory Trust II	December 2001	10,310	11,512	Floating(9)	3.30%	December 2031	December 2006
Humboldt Bancorp Staututory Trust III	September 2003	27,836	30,931	Floating(10)	2.79%	September 2033	September 2008
CIB Capital Trust	November 2002	10,310	11,328	Floating(5)	3.56%	November 2032	November 2007
Western Sierra Statutory Trust I	July 2001	6,186	6,186	Floating(11)	4.62%	July 2031	July 2006
Western Sierra Statutory Trust II	December 2001	10,310	10,310	Floating(9)	4.21%	December 2031	December 2006
Western Sierra Statutory Trust III	September 2003	10,310	10,310	Floating(12)	4.03%	September 2033	September 2008
Western Sierra Statutory Trust IV	September 2003	10,310	10,310	Floating(12)	4.03%	September 2033	September 2008

		96,037	103,349

	Total	$230,061	$186,385

(1)	Includes purchase accounting adjustments, net of accumulated amortization, for junior subordinated debentures assumed in connection with previous mergers as well as fair value adjustments pursuant to the adoption of SFAS No. 159 related to trusts recorded at fair value.
(2)	Contractual interest rate of junior subordinated debentures.
(3)	Effective interest rate based upon the carrying value as of June 2009.
(4)	Rate based on LIBOR plus 3.35%, adjusted quarterly.
(5)	Rate based on LIBOR plus 3.45%, adjusted quarterly.
(6)	Rate based on LIBOR plus 2.85%, adjusted quarterly.
(7)	Rate based on LIBOR plus 1.35%, adjusted quarterly.
(8)	Rate based on LIBOR plus 2.75%, adjusted quarterly.
(9)	Rate based on LIBOR plus 3.60%, adjusted quarterly.
(10)	Rate based on LIBOR plus 2.95%, adjusted quarterly.
(11)	Rate based on LIBOR plus 3.58%, adjusted quarterly.
(12)	Rate based on LIBOR plus 2.90%, adjusted quarterly.

The $230.1 million of trust preferred securities issued to the Trusts as of June 30, 2009 and December 31, 2008, with carrying values of $186.4 million and $196.2 million, respectively, are reflected as junior subordinated debentures in the Condensed Consolidated Balance Sheets. The common stock issued by the Trusts is recorded in other assets in the Condensed Consolidated Balance Sheets, and totaled $6.9 million at June 30, 2009 and December 31, 2008.

All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of June 30, 2009, under guidance issued by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Effective April 11, 2005, the Federal Reserve Board adopted a rule that permits the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. The Federal Reserve Board rule, with a five-year transition period set to end on March 31, 2009, would have limited the aggregate amount of trust preferred securities and certain other restricted core capital elements to 25% of Tier 1 capital, net of goodwill and any associated deferred tax liability. The rule allowed the amount of trust preferred securities and certain other elements in excess of the limit to be included in Tier 2 capital, subject to restrictions. In response to the stressed conditions in the financial markets and in order to promote stability in the financial markets and the banking industry, on March 17, 2009, the Federal Reserved adopted a new rule that delayed the effective date of the new limits on the inclusion of trust preferred securities and other restricted core capital elements in Tier 1 capital until March 31, 2011. At June 30, 2009, the Company’s restricted core capital elements were 23% of total core capital, net of goodwill and any associated deferred tax liability. There can be no assurance that the Federal Reserve Board will not further limit the amount of trust preferred securities permitted to be included in Tier 1 capital for regulatory capital purposes.

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

Due to inactivity in the junior subordinated debenture market and the inability to obtain observable quotes of our, or similar, junior subordinated debenture liabilities or the related trust preferred securities when traded as assets, we utilize an income approach valuation technique to determine the fair value of these liabilities using our estimation of market discount rate assumptions. Prior to the second quarter of 2009, we estimated the fair value of junior subordinated debentures using an internal discounted cash flow model. The future cash flows of these instruments were extended to the next available redemption date or maturity date as appropriate based upon the credit risk adjusted spreads of recent issuances or quotes from brokers for comparable bank holding companies, as available, compared to the contractual spread of each junior subordinated debenture measured at fair value. For additional assurance, we obtain a valuation from a third-party pricing service to validate the results of our model. In the second quarter of 2009, due to continued inactivity in the junior subordinated debenture and related markets and clarified guidance relating to the determination of fair value when the volume and level of activity for an asset or liability have significantly decreased or where transactions are not orderly, Management has evaluated and determined to rely on a third-party pricing service to estimate the fair value of these liabilities. The pricing service utilizes an income approach valuation technique, specifically an option-adjusted spread (“OAS”) valuation model. This OAS model values the cash flows over multiple interest rate scenarios and discounts these cash flows using a credit risk adjustment spread over the three month LIBOR swap curve. The OAS model currently being utilized is more sophisticated and computationally intensive than the model previously used; however, the models react similarly to changes in the underlying inputs, and the results are considered comparable.

For the three and six months ended June 30, 2009, we recorded gains of $8.6 million and $9.2 million, respectively, as compared to gains of $3.2 million and $4.8 million for the three and six months ended June 30, 2008, respectively, resulting from the change in fair value of the junior subordinated debentures recorded at fair value. The change in fair value of the junior subordinated debentures carried at fair value in the current year primarily result from the widening of the credit risk adjusted spread over the contractual rate of each junior subordinated debenture measured at fair value. Management believes that the credit risk adjusted spread being utilized is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. In management’s estimation, the change in fair value of the junior subordinated debentures during the current period represent changes in the market’s nonperformance risk expectations and pricing of this type of debt, and not as a result of changes to our entity-specific credit risk. These gains were recorded in gain on junior subordinated debentures carried at fair value within non-interest income. The contractual interest expense on junior subordinated debentures continues to be recorded on an accrual basis and is reported in interest expense. The junior subordinated debentures recorded at fair value of $83.0 million had contractual unpaid principal amounts of $134.0 million outstanding as of June 30, 2009. The junior subordinated debentures recorded at fair value of $92.5 million had contractual unpaid principal amounts of $134.0 million outstanding as of December 31, 2008.

Note 7 – Commitments and Contingencies

Lease Commitments—The Company leases 112 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

Rent expense for the three and six months ended June 30, 2009 was $3.1 million and $6.2 million, respectively, compared to $3.2 million and $6.3 million in the comparable periods in 2008, respectively. Rent expense was offset by rent income for the three and six months ended June 30, 2009 of $131,000 and $280,000, respectively, compared to $186,000 and $368,000 in the comparable periods in 2008, respectively.

Financial Instruments with Off-Balance-Sheet Risk—The Company’s financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank’s business and involve elements of credit, liquidity and interest rate risk. The following table presents a summary of the Bank’s commitments and contingent liabilities:

(in thousands)

As of June 30, 2009
Commitments to extend credit	$1,123,948
Commitments to extend overdrafts	$197,866
Commitments to originate loans held for sale	$103,557
Forward sales commitments	$77,198
Standby letters of credit	$59,667

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank has not been required to perform on any financial guarantees and did not incur any losses in connection with standby letters of credit during the three and six months ended June 30, 2009 and 2008. At June 30, 2009, approximately $34.9 million of standby letters of credit expire within one year, and $24.8 million expire thereafter. Upon issuance, the Company recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. Fees are recognized ratably over the term of the standby letter of credit. The estimated fair value of guarantees associated with standby letters of credit was $195,000 as of June 30, 2009.

At June 30, 2009 and December 31, 2008, the reserve for unfunded commitments, which is included in other liabilities on the Condensed Consolidated Balance Sheets, was $860,000 and $1.0 million, respectively. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amount of commitments, loss experience, and economic conditions.

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

In October 2008, Visa announced that it had reached a settlement with Discover Card related to an antitrust lawsuit. Umpqua Bank and other Visa member banks were obligated to fund the settlement and share in losses resulting from this litigation that were not already provided for in the escrow account. Visa notified the Company that it had established an additional reserve related to the settlement with Discover Card that had not already been funded into the escrow account. In connection with this settlement, the Company recorded, in the third quarter of 2008, a liability and corresponding expense of $2.1 million pre-tax, for its proportionate share of that liability. In December 2008, this liability and expense were reversed when Visa deposited additional funds into the escrow account to cover the remaining amount of the settlement. The deposit of funds into the escrow account further reduced the conversion ratio applicable to Class B common stock outstanding from 0.71429 per Class A share to 0.6296 per Class A share.

In July 2009, Visa deposited an additional $700 million into the litigation escrow account. While the outcome of the two remaining litigation cases remains unknown, this addition to the escrow account provides additional reserves to cover potential losses. As a result of the deposit, the conversion ratio applicable to Class B common stock outstanding decreased further from 0.6296 per Class A share to 0.5824 per Class A share.

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

As of June 30, 2009, the value of the Class A shares was $62.26 per share. Utilizing the new conversion ratio effective in July 2009, the value of unredeemed Class A equivalent shares owned by the Company was $17.0 million as of June 30, 2009, and has not been reflected in the accompanying financial statements.

In the ordinary course of business, various claims and lawsuits are brought by and against the Company, the Bank and Umpqua Investments. In the opinion of management, there is no pending or threatened proceeding in which an adverse decision could result in a material adverse change in the Company’s consolidated financial condition or results of operations. Management has considered the potential impact of an adverse decision in the action brought by Kevin D. Padrick, Trustee of the Summit Accommodators Liquidating Trust, as described in Part II, Item 1.

Concentrations of Credit Risk—The Company grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington and California. In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 79% of the Company’s loan and lease portfolio at June 30, 2009, and December 31, 2008. Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectibility, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Company’s primary market areas in particular, such as was seen with the deterioration in the residential development market since 2007, could have an adverse impact on the repayment of these loans. Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates (“MBS TBAs”) in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position. There were no counterparty default losses on forward contracts in the three and six months ended June 30, 2009 and 2008. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At June 30, 2009, the Bank had commitments to originate mortgage loans held for sale totaling $103.6 million and forward sales commitments of $77.2 million.

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

The following tables summarize the types of derivatives, separately by assets and liabilities, their locations on the Condensed Consolidated Balance Sheets, and the fair values of such derivatives as of June 30, 2009 and December 31, 2008:

(in thousands)

Underlying Risk Exposure	Description	Balance Sheet Location	June 30, 2009	December 31, 2008
Asset Derivatives
Interest rate contracts	Rate lock commitments	Other assets	$421	$1,170
Interest rate contracts	Forward sales commitments	Other assets	563	151

Total asset derivatives			$984	$1,321

Liability Derivatives
Interest rate contracts	Rate lock commitments	Other liabilities	$20	$3
Interest rate contracts	Forward sales commitments	Other liabilities	1,006	583

Total liability derivatives			$1,026	$586

The following table summarizes the types of derivatives, their locations within the Condensed Consolidated Statements of Operations, and the gains (losses) recorded during the three and six months ended June 30, 2009 and 2008:

(in thousands)

Underlying Risk Exposure	Description	Income Statement Location	Three months ended June 30,
			2009	2008
Interest rate contracts	Rate lock commitments	Mortgage banking revenue	$(894)	$(150)
Interest rate contracts	Forward sales commitments	Mortgage banking revenue	1,263	441

Total			$369	$291

Underlying Risk Exposure	Description	Income Statement Location	Six months ended June 30,
			2009	2008
Interest rate contracts	Rate lock commitments	Mortgage banking revenue	$(765)	$(136)
Interest rate contracts	Forward sales commitments	Mortgage banking revenue	307	303
Interest rate contracts	MSR hedge instruments	Mortgage banking revenue	-	(2,398)

Total			$(458)	$(2,231)

The Company’s derivative instruments do not have specific credit risk-related contingent features. The forward sales commitments do have contingent features that may require transferring collateral to the broker/dealers upon their request. However, this amount would be limited to the net unsecured loss exposure at such point in time and would not materially affect the Company’s liquidity or results of operations.

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

In April 2009, the Board declared a quarterly preferred stock dividend of $2.7 million payable to the United States Department of the Treasury, which the Company paid in May 2009. In July 2009, the Board declared a dividend in the amount of $2.7 million, which is payable in August 2009. As of June 30, 2009, no dividends on the preferred stock were in arrears.

Note 10 – Stock-Based Compensation

The compensation cost related to stock options, restricted stock and restricted stock units (included in salaries and employee benefits) was $388,000 and $1.3 million for the three and six months ended June 30, 2009, respectively, as compared to $1.0 million and $1.7 million for the three and six months ended June 30, 2008. The total income tax benefit recognized related to stock based compensation was $155,000 and $521,000 for the three and six months ended June 30, 2009, respectively, as compared to $404,000 and $698,000 for the comparable periods in 2008, respectively.

The following table summarizes information about stock option activity for the six months ended June 30, 2009:

(in thousands, except per share data)

	Six months ended June 30, 2009
	Options Outstanding	Weighted-Avg Exercise Price	Weighted-Avg Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, beginning of period	1,819	$15.66
Granted	226	$9.34
Exercised	(44)	$5.32
Forfeited/expired	(223)	$16.40

Balance, end of period	1,778	$15.01	6.15	$517

Options exercisable, end of period	1,039	$15.87	4.61	$516

The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of options exercised during the three and six months ended June 30, 2009 was $186,000 and $205,000, respectively. This compared to the total intrinsic value of options exercised during the three and six months ended June 30, 2008 of $120,000 and $470,000, respectively. During the three and six months ended June 30, 2009, the amount of cash received from the exercise of stock options was $180,000 and $232,000, respectively, as compared to $234,000 and $735,000 for the same periods in 2008, respectively.

The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. The following weighted average assumptions were used for stock options granted in the six months ended June 30, 2009 and 2008:

	Six months ended June 30,
	2009	2008
Dividend yield	2.23%	4.33%
Expected life (years)	7.3	7.3
Expected volatility	46%	32%
Risk-free rate	2.17%	3.19%
Weighted average fair value of options on date of grant	$3.64	$3.43

The Company grants restricted stock periodically as a part of the 2003 Stock Incentive Plan for the benefit of employees. Restricted shares issued generally vest on an annual basis over five years. A deferred restricted stock award was granted to an executive in the second quarter of 2007. The award vests monthly based on continued service in various increments through July 1, 2011. The Company will issue certificates for the vested award within the seventh month following termination of the executive’s employment. The following table summarizes information about non-vested restricted share activity for the six months ended June 30, 2009:

(in thousands, except per share data)

	Six months ended June 30, 2009
	Restricted Shares Outstanding	Weighted Average Grant Date Fair Value
Balance, beginning of period	216	$23.42
Granted	23	$9.79
Released	(43)	$23.89
Forfeited/expired	(8)	$22.89

Balance, end of period	188	$21.70

The total fair value of restricted shares vested and released during the three and six months ended June 30, 2009 was $33,000 and $409,000, respectively. This compares to the total fair value of restricted shares vested and released during the three and six months ended June 30, 2008 of $46,000 and $494,000, respectively.

The Company grants restricted stock units as a part of the 2007 Long Term Incentive Plan for the benefit of certain executive officers. Restricted stock unit grants are subject to performance-based vesting as well as other approved vesting conditions. In the second quarter of 2007, restricted stock units were granted that cliff vest after three years based on performance and service conditions. In the first quarter of 2008 and 2009, additional restricted stock units were granted to these executives under substantially similar vesting terms. The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the performance and service conditions set forth in the grant agreements. The following table summarizes information about restricted stock unit activity for the six months ended June 30, 2009:

(in thousands, except per share data)

	Six months ended June 30, 2009
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance, beginning of period	301	$19.48
Granted	114	$8.01
Released	(23)	$21.33
Forfeited/expired	(57)	$18.98

Balance, end of period	335	$15.54

As of June 30, 2009, there was $2.2 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 3.3 years. As of June 30, 2009, there was $3.1 million of total unrecognized compensation cost related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 2.9 years. As of June 30, 2009, there was $640,000 of total unrecognized compensation cost related to non-vested restricted stock units which is expected to be recognized over a weighted-average period of 1.6 years, assuming performance conditions are met.

For the three and six months ended June 30, 2009, the Company received income tax benefits of $88,000 and $306,000, respectively, related to the exercise of non-qualified employee stock options, disqualifying dispositions on the exercise of incentive stock options, the vesting of restricted shares and the vesting of restricted stock units. For the three and six months ended June 30, 2008, the Company received income tax benefits of $64,000 and $383,000, respectively. In the six months ended June 30, 2009, the Company had net tax deficiencies (tax deficiency resulting from tax deductions less than the compensation cost recognized) of $351,000, compared to net tax deficiencies of $147,000 for the six months ended June 30, 2008. Only cash flows from gross excess tax benefits are classified as financing cash flows, for which there were none in either period.

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

In accordance with FIN 48, the Company recorded a net liability for unrecognized tax benefits relating to California tax incentives in the amount of $487,602 during the first quarter of 2009. The Company had gross unrecognized tax benefits recorded as of June 30, 2009 in the amount of $1,792,484. If recognized, the unrecognized tax benefit would reduce the 2009 annual effective tax rate by 1.35%. During the first two quarters of 2009, the Company also accrued $161,886 of interest related to unrecognized tax benefits, which is reported by the Company as a component of tax expense. As of June 30, 2009, the accrued interest related to unrecognized tax benefits is $325,450.

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

Diluted earnings per common share is computed in a similar manner, except that first the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares, excluding the participating securities, were issued using the treasury stock method. For all periods presented, warrants, stock options, certain restricted stock awards and restricted stock units are the only potentially dilutive non-participating instruments issued by the Company. Next, we determine and include in diluted earnings per common share calculation the more dilutive effect of the participating securities using the treasury stock method or the two-class method. Undistributed losses are not allocated to the nonvested share-based payment awards (the participating securities) under the two-class method as the holders are not contractually obligated to share in the losses of the Company.

According to the provisions of FSP EITF 03-6-1, all prior-period earnings per common share amounts have been retrospectively adjusted. The adoption of FSP EITF 03-6-1 reduced diluted earnings per common share by $0.01 for the six months ended June 30, 2008.

The following is a computation of basic and diluted (loss) earnings per common share for the three and six months ended June 30, 2009 and 2008:

Earnings per Share

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
NUMERATORS:
Net (loss) income	$(104,291)	$10,156	$(119,540)	$34,827
Preferred stock dividends	3,216	-	6,407	-
Dividends and undistributed earnings allocated to participating securities(1)	7	30	15	112

Net (loss) earnings available to common shareholders	$(107,514)	$10,126	$(125,962)	$34,715

DENOMINATORS:
Weighted average number of common shares outstanding - basic	60,221	60,075	60,199	60,052
Effect of potentially dilutive common shares(2)	-	323	-	334

Weighted average number of common shares outstanding - diluted	60,221	60,398	60,199	60,386

(LOSS) EARNINGS PER COMMON SHARE:
Basic	$(1.79)	$0.17	$(2.09)	$0.58
Diluted	$(1.79)	$0.17	$(2.09)	$0.57

(1)	Represents dividends paid and undistributed earnings allocated to nonvested restricted stock awards.
(2)	Represents the effect of the assumed exercise of warrants, assumed exercise of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units, based on the treasury stock method.

The following table presents the weighted average outstanding securities that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive for the three and six months ended June 30, 2009 and 2008.

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Stock options	1,819	1,122	1,878	1,092
CPP warrant	2,222	-	2,222	-
Non-participating, nonvested restricted shares	18	27	20	28
Restricted stock units	95	-	119	6

	4,154	1,149	4,239	1,126

Note 13 – Segment Information

The Company operates three primary segments: Community Banking, Mortgage Banking and Retail Brokerage. The Community Banking segment’s principal business focus is the offering of loan and deposit products to business and retail customers in its primary market areas. As of June 30, 2009, the Community Banking segment operated 150 stores located throughout Oregon, Northern California and Washington.

The Mortgage Banking segment, which operates as a division of the Bank, originates, sells and services residential mortgage loans.

The Retail Brokerage segment consists of the operations of Umpqua Investments, which offers a full range of retail brokerage services and products to its clients who consist primarily of individual investors. The Company accounts for intercompany fees and services between Umpqua Investments and the Bank at estimated fair value according to regulatory requirements for services provided. Intercompany items relate primarily to management services, referral fees and interest on intercompany borrowings.

Summarized financial information concerning the Company’s reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

Segment Information

(in thousands)

	Three Months Ended June 30, 2009
	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated

Interest income	$101,636	$21	$3,126	$104,783
Interest expense	24,886	-	908	25,794

Net interest income	76,750	21	2,218	78,989
Provision for loan and lease losses	29,331	-	-	29,331
Non-interest income	17,681	3,078	6,291	27,050
Non-interest expense	171,330	3,243	4,030	178,603

(Loss) income before income taxes	(106,230)	(144)	4,479	(101,895)
Provision for (benefit from) income taxes	661	(57)	1,792	2,396

Net (loss) income	(106,891)	(87)	2,687	(104,291)
Preferred stock dividends	3,216	-	-	3,216
Dividends and undistributed earnings allocated to participating securities	7	-	-	7

Net (loss) earnings available to common shareholders	$(110,114)	$(87)	$2,687	$(107,514)

	Six Months Ended June 30, 2009
	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated

Interest income	$202,784	$30	$6,345	$209,159
Interest expense	52,804	-	1,953	54,757

Net interest income	149,980	30	4,392	154,402
Provision for loan and lease losses	88,423	-	-	88,423
Non-interest income	27,592	4,539	10,436	42,567
Non-interest expense	225,789	5,293	7,472	238,554

(Loss) income before income taxes	(136,640)	(724)	7,356	(130,008)
(Benefit from) provision for income taxes	(13,120)	(290)	2,942	(10,468)

Net (loss) income	(123,520)	(434)	4,414	(119,540)
Preferred stock dividends	6,407	-	-	6,407
Dividends and undistributed earnings allocated to participating securities	15	-	-	15

Net (loss) earnings available to common shareholders	$(129,942)	$(434)	$4,414	$(125,962)

	Three Months Ended June 30, 2008
	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated

Interest income	$107,594	$17	$3,114	$110,725
Interest expense	35,892	-	1,298	37,190

Net interest income	71,702	17	1,816	73,535
Provision for loan and lease losses	25,137	-	-	25,137
Non-interest income	14,021	2,184	3,774	19,979
Non-interest expense	50,082	2,061	2,146	54,289

Income before income taxes	10,504	140	3,444	14,088
Provision for income taxes	2,503	52	1,377	3,932

Net income	8,001	88	2,067	10,156
Preferred stock dividends	-	-	-	-
Dividends and undistributed earnings allocated to participating securities	30	-	-	30

Net earnings available to common shareholders	$7,971	$88	$2,067	$10,126

	Six Months Ended June 30, 2008
	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated

Interest income	$219,749	$17	$6,400	$226,166
Interest expense	79,720	-	2,891	82,611

Net interest income	140,029	17	3,509	143,555
Provision for loan and lease losses	40,269	-	-	40,269
Non-interest income	43,149	4,483	1,941	49,573
Non-interest expense	93,406	4,233	4,137	101,776

Income before income taxes	49,503	267	1,313	51,083
Provision for income taxes	15,627	104	525	16,256

Net income	33,876	163	788	34,827
Preferred stock dividends	-	-	-	-
Dividends and undistributed earnings allocated to participating securities	112	-	-	112

Net earnings available to common shareholders	$33,764	$163	$788	$34,715

(in thousands)

	June 30, 2009
	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated

Total assets	$8,391,116	$14,577	$250,984	$8,656,677
Total loans	$5,909,290	$-	$184,667	$6,093,957
Total deposits	$6,800,561	$-	$14,144	$6,814,705

	December 31, 2008
	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated

Total assets	$8,376,734	$7,656	$213,160	$8,597,550
Total loans	$5,951,047	$-	$180,327	$6,131,374
Total deposits	$6,582,440	$-	$6,495	$6,588,935

Note 14 – Fair Value Measurement

The following table presents estimated fair values of the Company’s financial instruments as of June 30, 2009 and December 31, 2008, whether or not recognized or recorded at fair value in the consolidated balance sheets:

(in thousands)

	June 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$132,316	$132,316	$204,676	$204,676
Trading securities	2,247	2,247	1,987	1,987
Securities available for sale	1,465,342	1,465,342	1,238,712	1,238,712
Securities held to maturity	6,344	6,337	15,812	8,379
Loans held for sale	52,863	52,863	22,355	22,355
Loans and leases, net	5,995,587	5,302,772	6,035,509	5,515,970
Restricted equity securities	16,491	16,491	16,491	16,491
Mortgage servicing rights	10,631	10,631	8,205	8,205
Bank owned life insurance assets	85,234	85,234	83,666	83,666
Derivatives	984	984	1,321	1,321
Visa Class B common stock	-	13,765	-	12,536

FINANCIAL LIABILITIES:
Deposits	$6,814,705	$6,812,511	$6,588,935	$6,605,170
Securities sold under agreement to repurchase	56,358	56,358	47,588	47,588
Federal funds purchased	66,000	66,000	-	-
Term debt	106,396	108,497	206,531	208,998
Junior subordinated debentures, at fair value	83,036	83,036	92,520	92,520
Junior subordinated debentures, at amortized cost	103,349	66,287	103,655	77,426
Derivatives	1,026	1,026	586	586

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008:

(in thousands)

	Fair Value at June 30, 2009
Description	Total	Level 1	Level 2	Level 3
Trading securities
Obligations of states and political subdivisions	$935	$935	$-	$-
Equity securities	1,177	1,177	-	-
Other investments securities(1)	135	135	-	-
Available for sale securities
U.S. Treasury and agencies	12,422	-	12,422	-
Obligations of states and political subdivisions	200,671	-	200,671	-
Residential mortgage-backed securities and collateralized mortgage obligations	1,249,817	-	1,249,817	-
Other debt securities	445	-	445	-
Investments in mutual funds and other equity securities	1,987	-	1,987	-
Mortgage servicing rights	10,631	-	10,631	-
Derivatives	984	-	984	-

Total assets measured at fair value	$1,479,204	$2,247	$1,476,957	$-

Junior subordinated debentures, at fair value	$83,036	$-	$-	$83,036
Derivatives	1,026	-	1,026	-

Total liabilities measured at fair value	$84,062	$-	$1,026	$83,036

	Fair Value at December 31, 2008
Description	Total	Level 1	Level 2	Level 3
Trading securities
Obligations of states and political subdivisions	$1,054	$1,054	$-	$-
Equity securities	803	803	-	-
Other investments securities(1)	130	130	-	-
Available for sale securities
U.S. Treasury and agencies	31,226	-	31,226	-
Obligations of states and political subdivisions	179,585	-	179,585	-
Residential mortgage-backed securities and collateralized mortgage obligations	1,025,295	-	1,025,295	-
Other debt securities	634	-	634	-
Investments in mutual funds and other equity securities	1,972	-	1,972	-
Mortgage servicing rights	8,205	-	8,205	-
Derivatives	1,321	-	1,321	-

Total assets measured at fair value	$1,250,225	$1,987	$1,248,238	$-

Junior subordinated debentures, at fair value	$92,520	$-	$-	$92,520
Derivatives	586	-	586	-

Total liabilities measured at fair value	$93,106	$-	$586	$92,520

(1)	Principally represents U.S. Treasury and agencies or residential mortgage-backed securities.

The following methods were used to estimate the fair value of each class of financial instrument above:

Cash and Cash Equivalents—For short-term instruments, including cash and due from banks, and interest-bearing deposits with banks, the carrying amount is a reasonable estimate of fair value.

Securities—Fair values for investment securities are based on quoted market prices when available or through the use of alternative approaches, such as matrix or model pricing, or broker indicative bids, when market quotes are not readily accessible or available.

Loans Held For Sale—For loans held for sale, carrying value approximates fair value.

Loans—Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, including commercial, real estate and consumer loans. Each loan category is further segregated by fixed and variable rate, performing and nonperforming categories. The carrying values of variable rate real estate construction and development loans are discounted by a liquidity adjustment related to the current market environment. For the remaining variable rate loans, carrying value approximates fair value. The fair value of fixed rate loans is calculated by discounting contractual cash flows at rates which similar loans are currently being made and a liquidity adjustment related to the current market environment. The fair value of non-accrual loans are discounted further by a liquidity adjustment given the current market conditions.

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

Deposits—The fair value of deposits with no stated maturity, such as non-interest-bearing deposits, savings and interest checking accounts, and money market accounts, is equal to the amount payable on demand as of June 30, 2009 and December 31, 2008. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Securities Sold under Agreements to Repurchase and Federal Funds Purchased—For short-term instruments, including securities sold under agreements to repurchase and federal funds purchased, the carrying amount is a reasonable estimate of fair value.

Term Debt—The fair value of medium term notes is calculated based on the discounted value of the contractual cash flows using current rates at which such borrowings can be obtained.

Junior Subordinated Debentures—The fair value of junior subordinated debentures is estimated using an income approach valuation technique. Prior to the second quarter of 2009, we estimated the fair value of junior subordinated debentures using an internal discounted cash flow model. The future cash flows of these instruments were extended to the next available redemption date or maturity date as appropriate based upon the spreads of recent issuances or quotes from brokers for comparable bank holding companies, as available, compared to the contractual spread of each junior subordinated debenture measured at fair value. For additional assurance, we obtained a valuation from a third-party pricing service to validate the results of our model. Due to the increasing credit concerns in the capital markets and inactivity in the trust preferred markets that have limited the observability of market spreads, we have classified this as a Level 3 fair value measure since the third quarter of 2008. In the second quarter of 2009, due to continued inactivity in the junior subordinated debenture and related markets and clarified guidance relating to the determination of fair value when the volume and level of activity for an asset or liability have significantly decreased or where transactions are not orderly, Management has evaluated and determined to rely on a third-party pricing service to estimate the fair value of these liabilities. The pricing service also utilizes an income approach valuation technique, specifically an option-adjusted spread (“OAS”) valuation model. This OAS model values the cash flows over multiple interest rate scenarios and discounts these cash flows using a credit risk adjustment spread over the three month LIBOR swap curve. The OAS model currently being utilized is more sophisticated and computationally intensive than the model previously used; however, the models react similarly to changes in the underlying inputs, and the results are considered comparable.

Derivative Instruments—The fair value of the derivative instruments is estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate.

Visa Class B Common Stock—The fair value of Visa Class B common stock is estimated by a applying a 19% discount to the value of the unredeemed Class A equivalent shares. The discount is determined by a third-party and primarily represents the risk related to the further potential reduction of the conversion ratio between Class B and Class A shares and a liquidity risk premium.

The following table provides a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2009. There were no financial assets or liabilities measured at fair value using level 3 inputs on a recurring basis during the three and six months ended June 30, 2008.

(in thousands)

	Junior Subordinated Debentures
	Three months ended June 30, 2009	Six months ended June 30, 2009
Beginning balance	$91,682	$92,520
Total net gain included in earnings
Accrued interest on junior subordinated debentures	1,258	2,722
Gains on junior subordinated debentures carried at fair value	(8,611)	(9,191)
Purchases, issuances, and settlements	(1,293)	(3,015)

Ending Balance	$83,036	$83,036

The amount of total net loss for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains relating to liabilities still held at the reporting date	$(7,353)	$(6,469)

Gains resulting from the widening of the credit risk adjusted spread and changes in the three month LIBOR rates are recorded as gains on junior subordinated debentures carried at fair value within other income. The contractual interest expense on the junior subordinated debentures is recorded on an accrual basis as interest on junior subordinated debentures within interest expense. Settlements represent the payment of accrued interest that is embedded in the fair value of the liability.

Management believes that the credit risk adjusted spread being utilized is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt, and not as a result of changes to our entity-specific credit risk. The widening of the credit risk adjusted rate spread above the Company’s contractual spreads and recent reductions in the three month LIBOR rates have contributed to the positive fair value adjustments. Conversely, contractions in future credit risk adjusted rate spreads relative to the market rate spread utilized to measure the Company’s junior subordinated debentures at fair value as of June 30, 2009 or future increases to the three month LIBOR will result in negative fair value adjustments.

Additionally, from time to time, certain assets are measured at fair value on a nonrecurring basis. These adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following table presents information about the Company’s assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2009 and December 31, 2008, for which a nonrecurring change in fair value has been recorded during the reporting period:

(in thousands)

	Fair Value at June 30, 2009
Description	Total	Level 1	Level 2	Level 3
Investment securities, held to maturity
Residential mortgage-backed securities and collateralized mortgage obligations	$2,946	$-	$-	$2,946
Loans and leases	61,668	-	-	61,668
Goodwill	607,307	-	-	607,307
Other real estate owned	10,308	-	-	10,308

	$682,229	$-	$-	$682,229

	Fair Value at December 31, 2008
Description	Total	Level 1	Level 2	Level 3
Investment securities, held to maturity
Residential mortgage-backed securities and collateralized mortgage obligations	$169	$-	$-	$169
Other debt securities	150	-	-	150
Loans and leases	65,752	-	-	65,752
Goodwill	2,715	-	-	2,715
Other real estate owned	4,251	-	-	4,251

	$73,037	$-	$-	$73,037

The following table presents the losses resulting from nonrecurring fair value adjustments for the three and six months ended June 30, 2009 and 2008:

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Investment securities, held to maturity
Residential mortgage-backed securities and collateralized mortgage obligations	$7,379	$-	$9,516	$-
Loans and leases	24,938	31,742	79,310	40,914
Goodwill	111,952	-	111,952	-
Other real estate owned	965	1,632	2,576	1,632

Total loss from nonrecurring measurements	$145,234	$33,374	$203,354	$42,546

The investment securities held to maturity above represent 29 non-agency collateralized mortgage obligations where other-than-temporary impairment (“OTTI”) has been identified and the investments have been adjusted to fair value. The fair value of these investments securities were obtained from third-party pricing services using matrix or model pricing methodologies and were corroborated by broker indicative bids. While we do not expect to recover the entire amortized cost basis of these securities, as we intend to hold these securities to maturity and it is not more likely than not that we will be required to sell these securities before maturity, only the credit loss component of the impairment is recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. The remaining impairment loss related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to a separate component other comprehensive income (“OCI”). We estimate the cash flows of the underlying collateral within each security considering credit, interest and prepayment risk models that incorporate management’s estimate of projected key assumptions including prepayment rates, collateral default rates and loss severity. Assumptions utilized vary from security to security, and are influenced by factors such as loan interest rates, geographic location, borrower characteristics and vintage, and historical experience. We then use a third party to obtain information about the structure of each security, including subordination and other credit enhancements, in order to determine how the underlying collateral cash flows will be distributed to each security issued in the structure. These cash flows are then discounted at the interest rate used to recognize interest income on each security.

The loans and leases amount above represents impaired, collateral dependent loans that have been adjusted to fair value. When we identify a collateral dependent loan as impaired, we measure the impairment using the current fair value of the collateral, less selling costs. Depending on the characteristics of a loan, the fair value of collateral is generally estimated by obtaining external appraisals. If we determine that the value of the impaired loan is less than the recorded investment in the loan, we recognize this impairment and adjust the carrying value of the loan to fair value through the allowance for loan and lease losses. The loss represents charge-offs or impairments on collateral dependent loans for fair value adjustments based on the fair value of collateral. The carrying value of loans fully charged-off is zero.

The goodwill amount above represents the Community Banking reporting segment for which goodwill has been adjusted to fair value. The Company engaged an independent valuation consultant to assist the Company estimate the fair value of the Community Banking reporting unit in step one of the goodwill impairment test. We utilized a variety of valuation techniques to analyze and measure the estimated fair value of the reporting unit under both the income and market valuation approach. Under the income approach, the fair value of the reporting unit is determined by projecting future earnings for five years, utilizing a terminal value based on expected future growth rates, and applying a discount rate reflective of current market conditions. The estimation of forecasted earning uses management’s best estimates of economic and market conditions over the projected periods and considers estimated growth rates in loans and deposits and future expected changes in net interest margins. Various market-based valuation approaches are utilized and include applying market price to earnings, core deposit premium, and tangible book value multiples as observed from relevant, comparable peer companies of the reporting unit. We also valued the reporting unit by applying an estimated control premium to the market capitalization. Weightings are assigned to each of the aforementioned model results, judgmentally allocated based on the observability and reliability of the inputs, to arrive at a final fair value estimate of the reporting unit. In step two of the goodwill impairment test, we calculated the fair value for the reporting unit’s assets and liabilities, as well as its unrecognized identifiable intangible assets, such as the core deposit intangible and trade name, in order to determine the implied fair value of goodwill. Fair value adjustments to items on the balance sheet primarily related to investment securities held to maturity, loans, other real estate owned, Visa Class B common stock, deferred taxes, deposits, term debt, and junior subordinated debentures carried at amortized cost. The external valuation specialist assisted management to estimate the fair value of our unrecognized identifiable assets, such as the core deposit intangible and trade name. Information relating to our methodologies for estimating the fair value of financial instruments is described above. Additional discussion relating to the significant assumptions utilized by management to estimate fair value in the second step of our goodwill impairment analysis, including the loans receivable portfolio and non-financial instruments, can be found in Note 15 of the Notes to Condensed Consolidated Financial Statements. Through this process, the Company determined that the implied fair value of the reporting unit’s goodwill was less than its carrying amount, and as a result, we recognized a goodwill impairment charge equal to that deficit.

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

Note 15 – Goodwill

The Company performs a goodwill impairment analysis on an annual basis as of December 31. Additionally, the Company performs a goodwill impairment evaluation on an interim basis when events or circumstances indicate impairment potentially exists. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others, a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; adverse action or assessment by a regulator; and unanticipated competition.

The goodwill impairment test involves a two-step process. The first step compares the fair value of a reporting unit to its carrying value. If the reporting unit’s fair value is less than its carrying value, the Company would be required to proceed to the second step. In the second step the Company calculates the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. The estimated fair value of the Company is allocated to all of the Company’s assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination and the estimated fair value of the reporting unit is the price paid to acquire it. The allocation process is performed only for purposes of determining the amount of goodwill impairment. No assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as a part of this process. Any excess of the estimated purchase price over the fair value of the reporting unit’s net assets represents the implied fair value of goodwill. If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss would be recognized as a charge to earnings in an amount equal to that excess.

The Company performed a goodwill impairment analysis of the Community Banking operating segment as of June 30, 2009, due to a further decline in the Company’s market capitalization below book value of equity and continued weakness in the banking industry. The Company engaged an independent valuation consultant to assist us in determining whether and to what extent our goodwill asset was impaired. The results of the Company’s and valuation specialist’s step one impairment test indicated that the reporting unit’s fair value was less than its carrying value, and therefore the Company performed a step two analysis.

As part of the second step of the goodwill impairment analysis, we calculated the fair value of the reporting unit’s assets and liabilities, as well as its unrecognized identifiable intangible assets, such as the core deposit intangible and trade name. Fair value adjustments to items on the balance sheet primarily related to investment securities held to maturity, loans, other real estate owned, Visa Class B common stock, deferred taxes, deposits, term debt, and junior subordinated debentures carried at amortized cost. The external valuation specialist assisted management to estimate the fair value of our unrecognized identifiable assets, such as the core deposit intangible and trade name.

The most significant fair value adjustment made in this analysis was to adjust the carrying value of the Company’s loans receivable portfolio to fair value. The fair value of the Company’s loan receivable portfolio at June 30, 2009 was estimated in a manner similar to methodology utilized as part of the December 31, 2008 goodwill impairment evaluation. As part of the December 31, 2008 loan valuation, the loan portfolio was stratified into sixty-eight loan pools that shared common characteristics, namely loan type, payment terms, and whether the loans were performing or non-performing. Each loan pool was discounted at a rate that considers current market interest rates, credit risk, and assumed liquidity premiums required based upon the nature of the underlying pool. Due to the disruption in the financial markets experienced during 2008 and continuing through 2009, the liquidity premium reflects the reduction in demand in the secondary markets for all grades of non-conforming credit, including those that are performing. Liquidity premiums for individual loan categories generally ranged from 4.6% for performing loans to 30% for construction and non-performing loans. At December 31, 2008, the fair value of the overall loan portfolio was calculated to be at a 9% discount relative to its book value. The composition of the loan portfolio at June 30, 2009, including loan type and performance indicators, is substantially similar to loan portfolio at December 31, 2008. At June 30, 2009, the fair value of the loan portfolio was estimated to be at a 12% discount relative to its carrying value. The additional discount is primarily attributed to the additional liquidity premium required as of the current measurement date associated with the Company’s concentration of commercial real estate loans.

Other significant fair value adjustments utilized in this goodwill impairment analysis were as follows. The value of the core deposit intangible asset was calculated as 0.53% of core deposits, which includes all deposits except certificates of deposit The carrying value of other real estate owned was discounted by 25%, representing a liquidity adjustment given the current market conditions. The fair value of our trade name, which represents the competitive advantage associated with our brand recognition and ability to attract and retain relationships, was estimated to be $19.3 million. The fair value of our junior subordinated debentures carried at amortized cost was determined in a manner and utilized inputs, primarily the credit risk adjusted spread, consistent with our methodology for determining the fair value of junior subordinated debentures recorded at fair value. Information relating to our methodologies for estimating the fair value of financial instruments that were adjusted to fair value as part of this analysis, including the Visa Class B common stock, deposits, term debt, and junior subordinated debentures, is included in Note 14 of the Notes to Condensed Consolidated Financial Statements.

Based on the results of the step two analysis, the Company determined that the implied fair value of the goodwill was less than its carrying amount on the Company’s balance sheet, and as a result, recognized a goodwill impairment loss of $112.0 million. This write-down of goodwill is a non-cash charge that does not affect the Company’s or the Bank’s liquidity or operations. In addition, because goodwill is excluded in the calculation of regulatory capital, the Company’s “well-capitalized” capital ratios are not affected by this charge.

If the Company’s common stock price declines further or continues to trade below book value per common share, or should general economic conditions deteriorate further or remain depressed for a prolonged period of time, particularly in the financial industry, the Company may be required to recognize additional impairment of all, or some portion of, its goodwill. It is possible that changes in circumstances, existing at the measurement date or at other times in the future, or changes in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill, such as valuation multiples, discount rates, or projected earnings, could result in an impairment charge in future periods. Additional impairment charges, if any, may be material to the Company’s results of operations and financial position. However, any potential future impairment charge will have no effect on the Company’s or the Bank’s cash balances, liquidity, or regulatory capital ratios.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. These statements may include statements that expressly or implicitly predict future results, performance or events. Statements other than statements of historical fact are forward-looking statements. In addition, the words “anticipates,” “expects,” “believes,” “estimates” and “intends” and words or phrases of similar meaning identify forward-looking statements. We make forward-looking statements regarding projected sources of funds, adequacy of our allowance for loan and lease losses and provision for loan and lease losses, dividends, the commercial real estate portfolio and subsequent charge-offs. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the control of Umpqua. Risks and uncertainties include those set forth in our filings with the SEC and the following factors that might cause actual results to differ materially from those presented:

•	The ability to attract new deposits and loans
•	Demand for financial services in our market areas
•	Competitive market pricing factors
•	Deterioration in economic conditions that could result in increased loan and lease losses
•	Risks associated with concentrations in real estate related loans
•	Market interest rate volatility
•	Stability of funding sources and continued availability of borrowings
•	Changes in legal or regulatory requirements or the results of regulatory examinations that could restrict growth
•	The ability to recruit and retain certain key management and staff
•	Risks associated with merger integration
•	Significant decline in the market value of the Company that could result in an impairment of goodwill
•	The ability to raise capital or incur debt on reasonable terms
•	Regulatory limits on the Bank’s ability to pay dividends to the Company
•	Effectiveness of the Emergency Economic Stabilization Act of 2008 (the “EESA”) and other legislative and regulatory efforts to help stabilize the U.S. financial markets
•	Future legislative or administrative changes to the Capital Purchase Program enacted under the EESA
•

The impact of the EESA and the American Recovery and Reinvestment Act (“ARRA”) and related rules and regulations on the Company’s business operations and competitiveness, including the impact of executive compensation restrictions, which may impact the Company’s ability to retain and recruit executives in competition with other firms who do not operate under those restrictions.

There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. We do not intend to update these forward-looking statements. Readers should consider any forward-looking statements in light of this explanation, and we caution readers about relying on forward-looking statements.

General

Umpqua Holdings Corporation (referred to in this report as “we,” “our,” “Umpqua,” and “the Company”), an Oregon corporation, is a financial holding company with two principal operating subsidiaries, Umpqua Bank (the “Bank”) and Umpqua Investments, Inc. (“Umpqua Investments”). Prior to July 2009, Umpqua Investments was known as Strand, Atkinson, Williams & York, Inc.

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

Umpqua Investments is a registered broker-dealer and investment advisor with offices in Portland, Eugene, and Medford, Oregon, and in many Umpqua Bank stores. The firm is one of the oldest investment companies in the Northwest and is active in many community events. Umpqua Investments offers a full range of investment products and services including: stocks, fixed income securities (municipal, corporate, and government bonds, CDs, and money market instruments), mutual funds, annuities, options, retirement planning, money management services, life insurance, disability insurance and medical supplement policies.

Executive Overview

Significant items for the second quarter of 2009 were as follows:

•

Net loss per diluted common share was $1.79 and $2.09 for the three and six months ended June 30, 2009, as compared to earnings per diluted common share of $0.17 and $0.57 for the three and six months ended June 30, 2008. Operating income (loss) per diluted common share, defined as earnings available to common shareholders before merger related expenses, net of tax, and goodwill impairment divided by the same diluted share total used in determining diluted earnings per common share, was $0.07 and $(0.23) for the three and six months ended June 30, 2009, as compared to operating income per diluted common share of $0.17 and $0.57 for the three and six months ended June 30, 2008. Operating income per diluted share is considered a “non-GAAP” financial measure. More information regarding this measurement and reconciliation to the comparable GAAP measurement is provided under the heading Results of Operations—Overview below.

•

Non-performing assets decreased to $150.0 million, or 1.73% of total assets, as of June 30, 2009, as compared to $159.5 million, or 1.82%, as of March 31, 2009, and $161.3 million, or 1.88% of total assets as of December 31, 2008. Non-performing loans decreased to $113.9 million, or 1.87% of total loans, as of June 30, 2009, as compared to $126.7 million, or 2.08%, as of March 31, 2009, and $133.4 million, or 2.18% of total loans, as of December 31, 2008. Non-accrual loans have been written-down to their estimated net realizable values.

•

Net charge-offs were $85.9 million for the six months ended June 30, 2009, or 2.83% of average loans and leases (annualized), as compared to net charge-offs of $51.5 million, or 1.70% of average loans and leases (annualized), for the six months ended June 30, 2008. Net charge-offs decreased 56.5% to $26.0 million for the three months ended June 30, 2009, as compared to net charge-offs of $59.9 million for the three months ended March 31, 2009. The majority of charge-offs for these periods primarily relate to our residential development portfolio.

•

The provision for loan and lease losses was $29.3 million and $88.4 million for the three and six months ended June 30, 2009, respectively, as compared to the $25.1 million and $40.3 million recognized for the three and six months ended June 30, 2008, respectively. This resulted from the increase in net charge-offs and non-performing loans, and downgrades within the portfolio between the two periods. The provision for loan and lease losses for the three months ended June 30, 2009 decreased 50.4% as compared to the $59.1 million for three months ended March 31, 2009.

•

In the second quarter of 2009 we recognized a goodwill impairment charge of $112.0 million related our Community Banking operating segment. This charge primarily resulted from a decline in the fair value of the Community Banking reporting unit in current quarter, which corresponds to the decline in the Company’s market capitalization and the banking industry in general, and its effect on the implied fair value of the goodwill.

•

We recorded gains of $8.6 million and $9.2 million representing the change in fair value on our junior subordinated debentures measured at fair value in the three and six months ended June 30, 2009, respectively, compared to gains of $3.2 million and $4.8 million in the three and six months ended June 30, 2008, respectively. The gains recognized during these periods were due to the widening of the credit risk adjusted rate spread above the Company’s contractual spreads and changes in the three month LIBOR rates.

•

Mortgage banking revenue was $10.3 million for the six months ended June 30, 2009, compared to $1.8 million for the six months ended June 30, 2008. Closed mortgage volume increased 146% between these two periods due to a significant increase in refinancing activity, resulting from historically low mortgage interest rates. The prior period’s revenue includes a $2.4 million charge on an ineffective mortgage servicing right (“MSR”) hedge, which has been suspended, due to widening spreads and price declines that were not offset by a corresponding gain in the related MSR asset.

•

Net loss on investment securities of $1.2 million for the six months ended June 30, 2009 includes other-than-temporary impairment (“OTTI”) charges of $9.8 million, which primarily relate to non-agency collateralized mortgage obligations. Including unrealized losses in other comprehensive income related to factors other than credit, the remaining held to maturity non-agency collateralized mortgage obligations balance is $5.7 million as of June 30, 2009. The impairment charge was offset by the gain on sale of securities of $8.5 million.

•

FDIC assessments increased to $6.7 million and $9.3 million for the three and six months ended June 30, 2009, respectively, compared to $1.3 million and $2.5 million for the three and six months ended June 30, 2008, respectively. These increases result from an industry-wide increase in assessment rates and a $4.0 million special assessment incurred in the second quarter of 2009 imposed by the FDIC in efforts to rebuild the Deposit Insurance Fund.

•

Net interest margin, on a tax equivalent basis, increased to 4.20% and 4.14% for the three and six months ended June 30, 2009, respectively, compared to 4.15% and 4.06% for the same periods a year ago. The increase in net interest margin resulted from a decrease in the cost of interest bearing deposits, partially offset by reductions in earning asset yields primarily due to the decline in the prime rate and related indices between the two periods. Excluding interest reversals on loans of $814,000 and $1.8 million for the three and six months ended June 30, 2009, net interest margin would have been increased 5 basis points to 4.25% and increased 4 basis points to 4.18%, respectively.

•

Total risk based capital decreased to 14.3% as of June 30, 2009, compared to 14.6% as of December 31, 2008 related to the net loss for the six months ended June 30, 2009, dividends paid to preferred and common shareholders, and growth in total assets primarily due to the FDIC-assisted purchase and assumption of certain assets and liabilities of the Bank of Clark County in the first quarter of 2009.

•

Total gross loans and leases were $6.1 billion as of June 30, 2009, a decrease of $37.4 million, or 1.2% annualized, as compared to December 31, 2008. Total gross loan fundings during the second quarter of 2009 were approximately $497.3 million, representing a 9% increase compared to the $454.5 million of loan disbursements made during the first quarter of 2009.

•

Total deposits were $6.8 billion as of June 30, 2009, an increase of $225.8 million, or 6.9% annualized, as compared to December 31, 2008. Excluding the deposits acquired through the FDIC-assisted purchase and assumption of the Bank of Clark County, the organic deposit growth rate was 1.8% annualized.

•	Total consolidated assets were $8.7 billion as of June 30, 2009, representing an increase of $59.1 million compared to December 31, 2008.

•	Cash dividends declared in the second quarter of 2009 were $0.05 per common share, consistent with the amount declared in the first quarter of 2009 and the fourth quarter of 2008.

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

Management believes that the ALLL was adequate as of June 30, 2009. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 79% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses. Over the last two years, there has been deterioration in the residential development market which has led to an increase in non-performing loans and the allowance for loan and lease losses. A continued deterioration in this market or deterioration in other segments of our loan portfolio may lead to additional charges to the provision for loan and lease losses.

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

Valuation of Goodwill and Intangible Assets

At June 30, 2009, we had $643.1 million in goodwill and other intangible assets as a result of business combinations. Goodwill and other intangible assets with indefinite lives are not amortized but instead are periodically tested for impairment. Management performs an impairment analysis for the intangible assets with indefinite lives on an annual basis as of December 31. Additionally, goodwill and other intangible assets with indefinite lives are evaluated on an interim basis when events or circumstance indicate impairment potentially exists. As a result of the year-end analysis in 2008, management determined that there was a $1.0 million impairment related to the Retail Brokerage reporting segment as of December 31, 2008, which resulted from the Company’s evaluation following the departure of certain Umpqua Investments financial advisors. The valuation of the impairment at the Retail Brokerage operating segment was determined using an income approach by discounting cash flows of forecasted earnings. The remaining balance of goodwill and other intangible assets relate to the Community Banking reporting segment. The Company performed a goodwill impairment analysis of the Community Banking reporting segment as of June 30, 2009, due to a further decline in the Company’s market capitalization below the book value of equity and continued weakness in the banking industry. The Company engaged an independent valuation consultant to assist us in determining whether and to what extent our goodwill asset was impaired. The valuation of the reporting unit was determined using discounted cash flows of forecasted earnings, estimated sales price multiples based on recent observable market transactions and market capitalization based on current stock price. The results of the Company’s and valuation specialist’s step one test indicated that the reporting unit’s fair value was less than its carrying value, and therefore the Company performed a step two analysis. In step two analysis, we calculated the fair value for the reporting unit’s assets and liabilities, as well as its unrecognized identifiable intangible assets, such as the core deposit intangible and trade name, in order to determine the implied fair value of goodwill. Fair value adjustments to items on the balance sheet primarily related to investment securities held to maturity, loans, other real estate owned, Visa Class B common stock, deferred taxes, deposits, term debt, and junior subordinated debentures. Based on the results of the step two analysis, the Company determined that the implied fair value of the goodwill was greater than its carrying amount on the Company’s balance sheet, and as a result, recognized a goodwill impairment loss of $112.0 million. This write-down of goodwill is a non-cash charge that does not affect the Company’s or the Bank’s liquidity or operations. In addition, because goodwill is excluded in the calculation of regulatory capital, the Company’s “well-capitalized” capital ratios are not affected by this charge. The impairment analysis requires management to make subjective judgments. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures, technology, changes in discount rates and specific industry and market conditions. There can be no assurance that changes in circumstances, estimates or assumption may result in additional impairment of all, or some portion of, goodwill.

Stock-based Compensation

Consistent with the provisions of SFAS No. 123R, Share Based Payment, a revision to the previously issued guidance on accounting for stock options and other forms of equity-based compensation, we recognize expense for the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). The requisite service period may be subject to performance conditions. The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. Management assumptions utilized at the time of grant impact the fair value of the option calculated under the Black-Scholes methodology, and ultimately, the expense that will be recognized over the life of the option. Additional information is included in Note 10 of the Notes to Condensed Consolidated Financial Statements.

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

In June 2008, FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 concludes that nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-

class method. This statement is effective for fiscal years beginning after December 15, 2008, to be applied retrospectively. Certain of the Company’s nonvested restricted stock awards qualify as participating securities as described under this pronouncement. The adoption of FSP EITF 03-6-1 reduced both basic and diluted earnings per common share by $0.01 for the year ended December 31, 2007.

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

In April 2009, FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP FAS 157-4 affirms the objective that fair value is the price that would be received to sell an asset in an orderly transaction (that is not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions, even if the market is inactive. FSP FAS 157-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have decreased significantly. The FSP also provides guidance on identifying circumstances that indicate a transaction is not orderly. If determined that a quoted price is distressed (not orderly), and thereby not representative of fair value under SFAS 157, the entity may need to make adjustments to the quoted price or utilize an alternative valuation technique (e.g. income approach or multiple valuation techniques) to determine fair value. Additionally, an entity must incorporate appropriate risk premium adjustments, reflective of an orderly transaction under current market conditions, due to uncertainty in cash flows. FSP FAS 157-4 requires disclosures in interim and annual periods regarding the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. It also requires financial institutions to disclose the fair values of investment securities by major security type. This FSP became effective for the interim reporting period ending after June 15, 2009, and is applied prospectively. The adoption of this FSP impacted the Company’s determination of fair value related to our junior subordinated debentures measured at fair value. As of March 31, 2009, prior to the adoption of this FSP, we discounted these liabilities by the current three month LIBOR plus a credit risk adjusted spread of 500 basis points. Due to the lack of observable, orderly transactions, of either new issuances or trades, we estimated that a market participant would utilize a credit risk adjusted spread of 500 basis points if an actual market transaction in an active market were to take place for an entity with comparable nonperformance risk. FSP FAS 157-4 clarifies that a fair value measurement shall assume a risk premium market participants would require at a measurement date under current market conditions, even if the market is inactive. With the assistance of a third-party pricing service, we determined that a credit risk adjusted spread of 675 basis points would be representative of the nonperformance risk premium a market participant would require under current market conditions as of June 30, 2009. In accordance with this FSP, this is accounted for as a change in accounting estimate. This increase in the credit risk adjusted spread is the primary factor resulting in the $8.6 million gain on junior subordinated debentures carried at fair value recognized in the three months ending June 30, 2009. The effect of this FSP did not have a significant impact on the fair value measurement of any other assets or liabilities.

In April 2009, FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“OTTI”), that changes the OTTI model for debt securities. Under previous guidance, an entity is required to assess whether it has the intent and ability to hold a security to recovery in determining whether an impairment of that security is other-than-temporary. If the impairment was deemed other-than-temporarily impaired, the investment was written-down to fair value through earnings. Under the new guidance, OTTI is triggered if an entity has the intent to sell the security, it is more likely than not that will be required to sell the security before recovery, or if the entity does not expect to recover the entire amortized cost basis of the security. If the entity intends to sell the security or it is more likely than not that it will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the entity does not intend to sell the security and it is not likely that the entity will be required to sell the security but the entity does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings as an OTTI. The credit loss is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected of a security. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment loss related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, would be recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the OTTI amount recorded in OCI will increase the carrying value of the investment, and would not affect earnings. If there is an indication of additional credit losses the security is reevaluated accordingly to the procedures described above. Upon adoption of the FSP, the noncredit portion of previously recognized OTTI shall be reclassified to accumulated OCI by a cumulative-effect adjustment to the opening balance of retained earnings. This FSP became effective for the interim reporting period ending after June 15, 2009. Upon adoption of this guidance the Company analyzed the securities for which OTTI had been previously recognized and determined that as of the adoption date such losses were credit related. As such, there was no cumulative effect adjustment to the opening balance of retained earnings or a corresponding adjustment to accumulated OCI.

In April 2009, FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP requires SFAS No. 107, Disclosures about Fair Value of Financial Instruments, disclosures in the notes of an entity’s interim financial statements for all financial instruments, whether or not recognized in the statement of financial position. This FSP became effective for the interim reporting period ending after June 15, 2009. The adoption of the FSP increased interim financial statement disclosures and did not impact on the Company’s consolidated financial statements.

In May 2009, FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It should not result in significant changes in the subsequent events that an entity reports, either through recognition or disclosure in its financial statements. The statement requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. We adopted the provisions of SFAS No. 165 for the interim period ended June 30, 2009, and the impact of adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2009, FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an Amendment of FASB Statement No. 140. SFAS No. 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This statement is effective for annual reporting periods beginning after November 15, 2009, and for interim periods therein. The Company is currently evaluating the impact of the adoption of SFAS No. 166.

In June 2009, FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 eliminates FASB Interpretations 46(R) (“FIN 46(R)”) exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS No. 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying FIN 46(R) provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. This Statement requires additional disclosures regarding an entity’s involvement in a variable interest entity. This statement is effective for annual reporting periods beginning after November 15, 2009, and for interim periods therein. The Company is currently evaluating the impact of the adoption of SFAS No. 167.

In June 2009, FASB issued SFAS No. 168, The FASB Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. The Codification is not expected to change U.S. GAAP, but will combine all authoritative standards into a comprehensive, topically organized online database. Following this Statement, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates to update the codification. After the launch of the Codification on July 1, 2009 only one level of authoritative U.S. GAAP for non governmental entities will exist, other than guidance issued by the Securities and Exchange Commission. This statement is effective for interim and annual reporting periods ending after September 15, 2009. We do not expect the adoption of SFAS No. 168 will have any impact on the Company’s consolidated financial statements.

RESULTS OF OPERATIONS

OVERVIEW

For the three months ended June 30, 2009, net loss available to common shareholders was $107.5 million, or $1.79 per diluted common share, as compared to net earnings available to common shareholders of $10.1 million, or $0.17 per diluted common share for the three months ended June 30, 2008. For the six months ended June 30, 2009, net loss available to common shareholders was $126.0 million, or $2.09 per diluted common share, as compared to net income available to common shareholders of $34.7 million, or $0.57 per diluted common share for the six months ended June 30, 2008. The decrease in net income for the three months ended June 30, 2009 compared to the same period of the prior year is principally attributable to increased provision for loan losses, increased non-interest expense and increased preferred stock dividends, partially offset by increased net interest income and increased non-interest income. The decrease in net income for the six months ended June 30, 2009 compared to the same period of the prior year is principally attributable to increased provision for loan losses, decreased non-interest income, increased non-interest expense and increased preferred stock dividends, partially offset by increased net interest income. Non-interest expense in 2009 includes a goodwill impairment charge recognized in the second quarter of $112.0 million related to the Community Banking operating segment. We assumed the insured non-brokered deposit balances and certain other assets of the Bank of Clark County on January 16, 2009 and the results of the acquired operations are only included in our financial results starting on January 17, 2009.

We incur significant expenses related to the completion and integration of mergers. Additionally, we may recognize goodwill impairment losses that have no direct effect on the Company’s or the Bank’s cash balances, liquidity, or regulatory capital ratios. Accordingly, we believe that our operating results are best measured on a comparative basis excluding the impact of merger-related expenses, net of tax, and other charges related to business combinations such as goodwill impairment charges. We define operating income as earnings available to common shareholders before merger related expenses, net of tax, and goodwill impairment, and we calculate operating income per diluted share by dividing operating income by the same diluted share total used in determining diluted earnings per common share (see Note 12 of the Notes to Consolidated Financial Statements). Operating income and operating income per diluted share are considered “non-GAAP” financial measures. Although we believe the presentation of non-GAAP financial measures provides a better indication of our operating performance, readers of this report are urged to review the GAAP results as presented in the Condensed Consolidated Financial Statements.

The following table presents a reconciliation of operating income (loss) and operating income (loss) per diluted share to net (loss) earnings and net (loss) earnings per diluted common share for the three and six months ended June 30, 2009 and 2008:

Reconciliation of Operating Income (Loss) to Net (Loss) Earnings Available to Common Shareholders

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net (loss) earnings available to common shareholders	$(107,514)	$10,126	$(125,962)	$34,715
Merger-related expenses, net of tax	44	-	164	-
Goodwill impairment	111,952	-	111,952	-

Operating income (loss)	$4,482	$10,126	$(13,846)	$34,715

Per diluted share:
Net (loss) earnings available to common shareholders	$(1.79)	$0.17	$(2.09)	$0.57
Merger-related expenses, net of tax	-	-	-	-
Goodwill impairment	1.86	-	1.86	-

Operating income (loss)	$0.07	$0.17	$(0.23)	$0.57

The following table presents the returns on average assets, average common shareholders’ equity and average tangible common shareholders’ equity for the three and six months ended June 30, 2009 and 2008. For each of the periods presented, the table includes the calculated ratios based on reported net (loss) earnings available to common shareholders and operating income (loss) as shown in the table above. Our return on average common shareholders’ equity is negatively impacted as the result of capital required to support goodwill. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger-related intangible assets, we believe it beneficial to also consider the return on average tangible common shareholders’ equity. The return on average tangible common shareholders’ equity is calculated by dividing net (loss) earnings available to common shareholders by average shareholders’ common equity less average goodwill and intangible assets, net (excluding MSRs). The return on average tangible common shareholders’ equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders’ equity.

Return on Average Assets, Common Shareholders’ Equity and Tangible Common Shareholders’ Equity

(dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Returns on average assets:
Net (loss) earnings available to common shareholders	-4.93%	0.49%	-2.91%	0.84%
Operating income (loss)	0.21%	0.49%	-0.32%	0.84%

Returns on average common shareholders’ equity:
Net (loss) earnings available to common shareholders	-33.94%	3.24%	-19.85%	5.57%
Operating income (loss)	1.41%	3.24%	-2.18%	5.57%

Returns on average tangible common shareholders’ equity:
Net (loss) earnings available to common shareholders	-83.57%	8.21%	-48.49%	14.22%
Operating income (loss)	3.48%	8.21%	-5.33%	14.22%

Calculation of average common tangible shareholders’ equity:
Average common shareholders’ equity	$1,270,439	$1,258,591	$1,279,541	$1,253,991
Less: average goodwill and other intangible assets, net	(754,417)	(762,398)	(755,728)	(763,194)

Average tangible common shareholders’ equity	$516,022	$496,193	$523,813	$490,797

NET INTEREST INCOME

Net interest income is the largest source of our operating income. Net interest income for the three months ended June 30, 2009 was $79.0 million, an increase of $5.5 million or 7% compared to the same period in 2008. Net interest income for the three months ended June 30, 2009 was negatively impacted by the $814,000 reversal of interest income on loans during the quarter. Net interest income for the six months ended June 30, 2009 was $154.4 million, an increase of $10.8 million or 8% compared to the same period in 2008. Net interest income for the six months ended June 30, 2009 was negatively impacted by the $1.8 million reversal of interest income on loans during the period. The results for the three and six months ended June 30, 2009 as compared to the same periods in 2008 are attributable to growth in outstanding average interest-earning assets, primarily investment securities and loans and leases, and an increase in net interest margin, partially offset by growth in interest-bearing liabilities, primarily time deposits. In addition to organic growth, the FDIC-assisted purchase and assumption of certain assets and liabilities of the Bank of Clark County, which was completed on January 16, 2009, contributed to the increase in liabilities in the three and six months ended June 30, 2009 over the same period in 2008. The remaining deposit liabilities assumed from the Bank of Clark County totaled $149.6 million as of June 30, 2009.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax-equivalent basis was 4.20% for the three months ended June 30, 2009, an increase of 5 basis points as compared to the same period in 2008. The increase in net interest margin primarily resulted from the decrease in our interest expense to earning assets of 72 basis points in the three months ended June 30, 2009 from the lower costs of interest bearing deposits, and junior subordinated debentures that are indexed to the three month LIBOR. This was partially offset by the decreased yield on interest-earning assets of 67 basis points primarily resulting from reductions in the prime rate, and interest reversals on loans. The $814,000 reversal of interest income on non-accrual loans in the quarter contributed to a 5 basis point decline in the tax equivalent net interest margin during the quarter. The net interest margin on a fully tax-equivalent basis was 4.14% for the six months ended June 30, 2009, an increase of 8 basis points as compared to the same period in 2008. The increase in net interest margin primarily resulted from the decrease in our interest expense to earning assets of 87 basis points in the six months ended June 30, 2009 from the lower costs of interest bearing deposits, and junior subordinated debentures that are indexed to the three month LIBOR. This was partially offset by the decreased yield on interest-earning assets of 79 basis points primarily resulting from reductions in the prime rate, and interest reversals on loans. The $1.8 million reversal of interest income on non-accrual loans in the period contributed to a 4 basis point decline in the tax equivalent net interest margin during the period.

Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds. The following tables present condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three and six months ended June 30, 2009 and 2008:

Average Rates and Balances (Quarterly)

(dollars in thousands)

	Three months ended June 30, 2009			Three months ended June 30, 2008
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Loans and leases(1)	$6,137,088	$88,940	5.81%	$6,115,204	$97,963	6.44%
Taxable securities	1,249,218	13,889	4.45%	892,619	10,998	4.93%
Non-taxable securities(2)	198,999	2,863	5.75%	173,171	2,432	5.62%
Temporary investments(3)	41,449	19	0.18%	17,538	87	2.00%

Total interest earning assets	7,626,754	105,711	5.56%	7,198,532	111,480	6.23%
Allowance for loan and lease losses	(95,639)			(85,782)
Other assets	1,214,432			1,208,212

Total assets	$8,745,547			$8,320,962

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	$3,181,905	$7,468	0.94%	$3,202,150	$12,870	1.62%
Time deposits	2,318,085	14,489	2.51%	1,969,899	18,598	3.80%
Federal funds purchased and repurchase agreements	67,994	180	1.06%	95,152	495	2.09%
Term debt	139,389	1,262	3.63%	230,641	2,011	3.51%
Junior subordinated debentures	194,911	2,395	4.93%	234,100	3,216	5.53%

Total interest-bearing liabilities	5,902,284	25,794	1.75%	5,731,942	37,190	2.61%
Non-interest-bearing deposits	1,303,909			1,248,093
Other liabilities	66,038			82,336

Total liabilities	7,272,231			7,062,371
Preferred equity	202,877			-
Common equity	1,270,439			1,258,591

Total liabilities and shareholders’ equity	$8,745,547			$8,320,962

NET INTEREST INCOME(2)		$79,917			$74,290

NET INTEREST SPREAD			3.81%			3.62%

AVERAGE YIELD ON EARNING ASSETS(1), (2)			5.56%			6.23%
INTEREST EXPENSE TO EARNING ASSETS			1.36%			2.08%

NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN(1), (2)			4.20%			4.15%

(1)	Non-accrual loans and mortgage loans held for sale are included in the average balance.
(2)	Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $928,000 and $755,000 for the three months ended June 30, 2009 and 2008, respectively.
(3)	Temporary investments include federal funds sold and interest-bearing deposits at other banks.

Average Rates and Balances (Year-to-Date)

(dollars in thousands)

	Six months ended June 30, 2009			Six months ended June 30, 2008
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Loans and leases(1)	$6,158,393	$177,113	5.80%	$6,098,785	$202,115	6.66%
Taxable securities	1,219,205	28,260	4.64%	884,716	20,405	4.61%
Non-taxable securities(2)	191,333	5,519	5.77%	173,460	4,844	5.59%
Temporary investments(3)	46,727	51	0.22%	21,612	290	2.70%

Total interest earning assets	7,615,658	210,943	5.59%	7,178,573	227,654	6.38%
Allowance for loan and lease losses	(94,401)			(85,115)
Other assets	1,208,527			1,210,844

Total assets	$8,729,784			$8,304,302

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	$3,182,418	$15,894	1.01%	$3,257,037	$31,046	1.92%
Time deposits	2,293,020	30,526	2.68%	1,956,401	40,047	4.12%
Federal funds purchased and repurchase agreements	63,568	364	1.15%	96,322	1,244	2.60%
Term debt	172,752	3,018	3.52%	170,943	3,136	3.69%
Junior subordinated debentures	195,343	4,955	5.12%	235,088	7,138	6.11%

Total interest-bearing liabilities	5,907,101	54,757	1.87%	5,715,791	82,611	2.91%
Non-interest-bearing deposits	1,278,083			1,249,360
Other liabilities	62,444			85,160

Total liabilities	7,247,628			7,050,311
Preferred equity	202,615			-
Common equity	1,279,541			1,253,991

Total liabilities and shareholders’ equity	$8,729,784			$8,304,302

NET INTEREST INCOME(2)		$156,186			$145,043

NET INTEREST SPREAD			3.72%			3.47%

AVERAGE YIELD ON EARNING ASSETS(1), (2)			5.59%			6.38%
INTEREST EXPENSE TO EARNING ASSETS			1.45%			2.32%

NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN(1), (2)			4.14%			4.06%

(1)	Non-accrual loans and mortgage loans held for sale are included in the average balance.
(2)	Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1.8 million and $1.5 million for the six months ended June 30, 2009 and 2008, respectively.
(3)	Temporary investments include federal funds sold and interest-bearing deposits at other banks.

The following tables set forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three and six months ended June 30, 2009 as compared to the same periods in 2008. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Rate/Volume Analysis (Quarterly)

(in thousands)

	Three months ended June 30, 2009 compared to 2008
	Increase (decrease) in interest income and expense due to changes in
	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans and leases	$350	$(9,373)	$(9,023)
Taxable securities	4,049	(1,158)	2,891
Non-taxable securities(1)	371	60	431
Temporary investments	54	(122)	(68)

Total(1)	4,824	(10,593)	(5,769)

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	(80)	(5,322)	(5,402)
Time deposits	2,905	(7,014)	(4,109)
Repurchase agreements and federal funds	(116)	(199)	(315)
Term debt	(824)	75	(749)
Junior subordinated debentures	(503)	(318)	(821)

Total	1,382	(12,778)	(11,396)

Net increase in net interest income(1)	$3,442	$2,185	$5,627

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

Rate/Volume Analysis (Year-to-Date)

(in thousands)

	Six months ended June 30, 2009 compared to 2008
	Increase (decrease) in interest income and expense due to changes in
	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans and leases	$1,957	$(26,959)	$(25,002)
Taxable securities	7,753	102	7,855
Non-taxable securities(1)	511	164	675
Temporary investments	164	(403)	(239)

Total(1)	10,385	(27,096)	(16,711)

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	(695)	(14,457)	(15,152)
Time deposits	6,096	(15,617)	(9,521)
Repurchase agreements and federal funds	(334)	(546)	(880)
Term debt	33	(151)	(118)
Junior subordinated debentures	(1,106)	(1,077)	(2,183)

Total	3,994	(31,848)	(27,854)

Net increase in net interest income(1)	$6,391	$4,752	$11,143

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

PROVISION FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses was $29.3 million and $88.4 million for the three and six months ended June 30, 2009, respectively, compared to $25.1 million and $40.3 million for the same periods in 2008. As an annualized percentage of average outstanding loans, the provision for loan losses recorded for the three and six months ended June 30, 2009 was 1.93% and 2.92%, respectively, as compared to 1.66% and 1.33% in the same periods in 2008.

The increase in the provision for loan and lease losses in the three and six months ended June 30, 2009 as compared to the same periods in 2008 is attributable to an increase in non-performing loans and leases and downgrades within the portfolio related primarily to the housing market downturn and its impact on our residential development and other segments of our portfolio, growth in the loan and lease portfolio, and the increase in net charge-offs during the period.

Prior to the second quarter of 2008, the Company established specific reserves within the allowance for loan and leases losses for loan impairments and recognized the charge-off of the impairment reserve when the loan was resolved, sold, or foreclosed and transferred to other real estate owned. Due to declining real estate values in our markets and the deterioration of the U.S. economy in general, it is increasingly likely that impairment reserves on collateral dependent loans, particularly those relating to real estate, will not be recoverable and represent a confirmed loss. As a result, beginning in the second quarter of 2008, the Company began recognizing the charge-off of impairment reserves on impaired loans in the period they arise for collateral dependent loans. This process has effectively accelerated the recognition of charge-offs recognized since the second quarter of 2008. The change in our assessment of the possible recoverability of our collateral dependent impaired loans’ carrying values has ultimately had no impact on our impairment valuation procedures or the amount of provision for loan and leases losses included within the Condensed Consolidated Statements of Operations. Therefore, the non-accrual loans of $104.7 million as of June 30, 2009 have already been written-down to their estimated fair value, less estimated costs to sell, and are expected to be resolved over the coming quarters with no additional material loss, absent further decline in market prices. Depending on the characteristics of a loan, the fair value of collateral is estimated by obtaining external appraisals.

The provision for loan and lease losses is based on management’s evaluation of inherent risks in the loan portfolio and a corresponding analysis of the allowance for loan and lease losses. Additional discussion on loan quality and the allowance for loan and lease losses is provided under the heading Asset Quality and Non-Performing Assets below.

NON-INTEREST INCOME

Non-interest income for the three months ended June 30, 2009 was $27.1 million, an increase of $7.1 million, or 35%, as compared to the same period in 2008. Non-interest income for the six months ended June 30, 2009 was $42.6 million, a decrease of $7.0 million, or 14%, as compared to the same period in 2008. The following table presents the key components of non-interest income for the three and six months ended June 30, 2009 and 2008:

Non-Interest Income

(dollars in thousands)

	Three months ended June 30,				Six months ended June 30,
	2009	2008	Change Amount	Change Percent	2009	2008	Change Amount	Change Percent
Service charges on deposit accounts	$8,322	$8,819	$(497)	-6%	$16,023	$17,196	$(1,173)	-7%
Brokerage commissions and fees	1,745	2,070	(325)	-16%	3,124	4,245	(1,121)	-26%
Mortgage banking revenue, net	6,259	3,687	2,572	70%	10,329	1,817	8,512	468%
(Loss) gain on investment securities, net	(1,270)	(2)	(1,268)	NM	(1,235)	3,899	(5,134)	-132%
Gain on junior subordinated debentures carried at fair value	8,611	3,199	5,412	169%	9,191	4,841	4,350	90%
Proceeds from Visa mandatory partial redemption	-	-	-	NM	-	12,633	(12,633)	-100%
Other income	3,383	2,206	1,177	53%	5,135	4,942	193	4%

Total	$27,050	$19,979	$7,071	35%	$42,567	$49,573	$(7,006)	-14%

NM - Not meaningful

The decrease in deposit service charges in the three and six months ended June 30, 2009 over the same periods in 2008 is attributable to decreased non-sufficient funds and overdraft fee income in the current period due to lower average overdraft balances. Brokerage commissions and fees declined as a result of the continued deteriorating conditions in the trading market during 2009, relative to the same periods in 2008, and the departure of certain Umpqua Investments financial advisors in the fourth quarter of 2008. However, brokerage commissions and fees increased 26% in the second quarter of 2009 over the first quarter of 2009 due to the new leadership’s ability to recruit new brokers and grow assets under management. Mortgage banking revenue for the three and six months ended June 30, 2009 increased due to a significant increase in refinancing activity, resulting from historically low mortgage interest rates, compared to the same periods of the prior year. Closed mortgage volume for the six months ended June 30, 2009 was $425.7 million, representing a 146% increase over the first half of 2008. The current low mortgage interest rate environment contributed to a $368,000 decline in fair value on the mortgage servicing right (“MSR”) asset in the current quarter, compared to a $1.8 million increase in fair value recognized in the same period prior year. For the six months ended June 30, 2009, the decline in the fair value on the MSR asset was $1.8 million, compared to a $123,000 decline in fair value recognized in the same period of the prior year. Additionally, mortgage banking revenue in the first quarter of 2008 reflects a $2.4 million realized loss on an ineffective MSR hedge, which has been suspended, due to widening spreads and price declines that were not offset by a corresponding gain in the related MSR asset.

The net loss on investment securities recognized in the current year represents an other-than-temporary impairment (“OTTI”) charge of $9.8 million, partially offset by the realized gain on sale of investment securities of $8.5 million. Of these amounts, OTTI charges of $7.6 million and gain on sale of investment securities of $6.3 million were recognized in the second quarter of 2009. The OTTI recognized in earnings in the second quarter primarily relate to held to maturity non-agency collateralized mortgage obligations, and the amount recognized in earnings represents our estimate of the credit loss component of the total impairment. In the first quarter of 2008, the Company realized a $3.9 million gain on the sale of investment securities as part of a repositioning of the investment portfolio to reduce the weighted average life in response to the economic outlook. Additional discussion on the OTTI charges and gain on sale of investment securities are provided in Note 3 of the Notes to Condensed Consolidated Financial Statements and under the heading Investment Securities below.

For the three and six months ended June 30, 2009, we recorded gains of $8.6 million and $9.2 million, respectively, as compared to gains of $3.2 million and $4.8 million for the three and six months ended June 30, 2008, respectively, resulting from the change in fair value of the junior subordinated debentures recorded at fair value. The change in fair value of the junior subordinated debentures carried at fair value in the current year primarily resulted from the widening of the credit risk adjusted spread over the contractual rate of each junior subordinated debenture measured at fair value. Additional information on the junior subordinated debentures carried at fair value is included in Note 6 of the Notes to Condensed Consolidated Financial Statements and under the heading Junior Subordinated Debentures below. Other income for the three months ended June 30, 2009 as compared to 2008 increased as a result of compensatory damages awarded to the Company in the current quarter. The increase other income for the six months ended June 30, 2009, as compared to the same period prior year, is a result of compensatory damages awards to the Company in the current quarter, partially offset by decreased gains and broker fee income related to Small Business Administration loan sales, and proceeds from a legal settlement in the first quarter of 2008.

In the first quarter of 2008 Visa completed an initial public offering and the Company received $12.6 million as part of a subsequent mandatory partial redemption of our Visa Class B shares. As part of this offering, Visa also established a $3.0 billion escrow account to cover settlements, the resolution of pending litigation and related claims (“covered litigation”).

The Company’s remaining 468,659 shares of Visa Class B common stock are restricted and may not be transferred until the later of (1) three years from the date of the initial public offering or (2) the period of time necessary to resolve the covered litigation. A conversion ratio of 0.71429 was established for the conversion rate of Class B shares into Class A shares. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus. In December 2008, Visa deposited additional funds into the escrow account to satisfy a settlement with Discover Card related to an antitrust lawsuit. In July 2009, Visa deposited additional funds into the litigation escrow account to provide additional reserves to cover potential losses related to the two remaining litigation cases. The deposit of these funds into the escrow account reduced the conversion ratio applicable to Class B common stock outstanding from 0.71429 per Class A share to 0.5824 per Class A share.

As of June 30, 2009, the value of the Class A shares was $62.26 per share. Utilizing the new conversion ratio effective in July 2009, the value of unredeemed Class A equivalent shares owned by the Company was $17.0 million as of June 30, 2009, and has not been reflected in the accompanying financial statements.

NON-INTEREST EXPENSE

Non-interest expense for the three months ended June 30, 2009 was $178.6 million, an increase of $124.3 million, or 229%, as compared to the same period in 2008. Non-interest expense for the six months ended June 30, 2009 was $238.6 million, an increase of $136.8 million, or 134%, as compared to the same period in 2008. The following table presents the key elements of non-interest expense for the three and six months ended June 30, 2009 and 2008:

Non-Interest Expense

(dollars in thousands)

	Three months ended June 30,				Six months ended June 30,
	2009	2008	Change Amount	Change Percent	2009	2008	Change Amount	Change Percent
Salaries and employee benefits	$32,041	$27,668	$4,373	16%	$63,114	$55,912	$7,202	13%
Net occupancy and equipment	9,708	9,149	559	6%	19,329	18,265	1,064	6%
Communications	1,839	1,610	229	14%	3,592	3,388	204	6%
Marketing	1,469	1,137	332	29%	2,439	1,908	531	28%
Services	5,403	4,368	1,035	24%	10,732	9,075	1,657	18%
Supplies	844	730	114	16%	1,639	1,395	244	17%
FDIC assessments	6,699	1,281	5,418	423%	9,324	2,496	6,828	274%
Net loss on other real estate owned	3,170	2,851	319	11%	5,469	3,462	2,007	58%
Intangible amortization	1,362	1,491	(129)	-9%	2,724	2,982	(258)	-9%
Goodwill impairment	111,952	-	111,952	NM	111,952	-	111,952	NM
Merger related expenses	73	-	73	NM	273	-	273	NM
Visa litigation	-	-	-	NM	-	(5,183)	5,183	-100%
Other expenses	4,043	4,004	39	1%	7,967	8,076	(109)	-1%

Total	$178,603	$54,289	$124,314	229%	$238,554	$101,776	$136,778	134%

NM - Not meaningful

Salaries and employee benefits costs increased $4.4 million in the three months ending June 30, 2009, as compared to the same period prior year. Approximately $1.6 million of the increase is a result of increased production in our mortgage banking division for the period, and the remainder primarily results from the overall increase in our full-time equivalent employees. Salaries and employee benefits costs increased $7.2 million for the six months ending June 30, 2009, as compared to the same period prior year. Of this increase, approximately $2.9 million is a result of increased production in our mortgage banking division, and $1.1 million is a result of reduced loan origination activity related to lower customer demand, resulting in a reduced offset to compensation expense for deferred loan costs. The remainder primarily results from the overall increase in our full-time equivalent employees.

Net occupancy and equipment expense increased for the three and six months ended June 30, 2009, as compared to the same periods prior year, primarily due to increased maintenance contract and software amortization costs. Additionally, occupancy expense for the second quarter of 2009 includes expenses related to the two new locations obtained from the FDIC-assisted purchase and assumption of the Bank of Clark County. In the first quarter of 2009, operating expenses related to these locations were paid for by the FDIC. The increase in marketing expense in the current year relates to increased spending on various deposit promotions as well as the communication and collateral updates related to the rebranding of Strand, Atkinson, Williams and York, Inc. into Umpqua Investments. Communications, supplies, and other expenses fluctuated in the period as a result of normal operations. Services expense increased in the current periods over the prior periods primarily due to higher legal and other professional fees. FDIC assessments increased for the three and six months ending June 30, 2009 as compared to the same periods of the prior year as a result from an industry-wide increase in assessment rates and a $4.0 million special assessment imposed in the second quarter of 2009 by the FDIC in efforts to rebuild the Deposit Insurance Fund.

The continued slowdown in the housing industry, which has affected our residential development portfolio, has led to an increase of foreclosures into other real estate owned on residential development related properties. Declines in the market values of these properties after foreclosure have resulted in additional losses on the sale of the properties or by valuation adjustments. During the three and six months ended June 30, 2009, the Company recognized losses on sale of other real estate owned of $2.2 million and $2.9 million, respectively. The increase in losses on sale in the second quarter was due to a combination of the continued value compression of real estate properties and our desire to expedite the sale of several properties. Of the 26 other real estate owned sales transactions in the current year, 18 were consummated in the second quarter. In the three and six months ended June 30, 2009, the Company recognized valuation adjustments on other real estate owned of $965,000 and $2.6 million. These valuation adjustments related to five properties, all of which are residential real estate related, and 94% relate to residential development projects. Of the total valuation adjustments recognized year-to-date, 71% related to properties in Oregon, with $1.2 million specifically related to one residential development project in Central Oregon. The remaining 29% related to properties in California, with $590,000 specifically relating to one residential development project in the greater Sacramento region. Additional discussion regarding our procedures to determine and recognize valuation adjustments on other real estate owned is provided under the heading Asset Quality and Non-Performing Assets below.

The decrease in intangible amortization for the three and six months ending June 30, 2009 as compared to the prior year same period is due to the run-off of intangible assets that are being amortized on an accelerated basis. The goodwill impairment charge incurred in the second quarter of 2009 relates to the Community Banking operating segment. This charge primarily resulted from a decline in the fair value of the Community Banking reporting unit in current quarter, which corresponds to the decline in the Company’s market capitalization and the banking industry in general, and its effect on the implied fair value of the goodwill. Discussion related to the goodwill impairment charge is provided in Note 15 of the Notes to Condensed Consolidated Financial Statements and under the heading Goodwill and Other Intangible Assets below. We incur significant expenses in connection with the completion and integration of bank acquisitions that are not capitalizable. Classification of expenses as merger-related is done in accordance with the provisions of a Board-approved policy. The merger-related expenses incurred in 2009 relate to the FDIC-assisted purchase and assumption of certain assets and liabilities of the Bank of Clark County.

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

INCOME TAXES

Our consolidated effective tax rate as a percentage of pre-tax income for the three and six months ended June 30, 2009 was (2.4)% and 8.1%, respectively, as compared to 27.9% and 31.8% for the three and six months ended June 30, 2008, respectively. The effective tax rates differed from the federal statutory rate of 35% and the apportioned state rate of 5% (net of the federal tax benefit) principally because of the non-deductible impairment loss on goodwill, non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities, tax credits arising from low income housing investments, Business Energy tax credits and exemptions related to loans and hiring in designated enterprise zones. Excluding the impact of the non-deductible goodwill impairment charge, our consolidated effective tax rate as a percentage of pre-tax income would have been 23.8% and 58.0% for the three months and six months ended June 30, 2009. The income tax benefit from income taxes for the six months ended June 30, 2009 is a result of the operating loss recognized for the period.

FINANCIAL CONDITION

INVESTMENT SECURITIES

Trading securities consist of securities held in inventory by Umpqua Investments for sale to its clients and securities invested in trust for the benefit of certain executives or former employees of acquired institutions as required by agreements. Trading securities were $2.2 million at June 30, 2009, as compared to $2.0 million at December 31, 2008. This increase is principally attributable to an increase in Umpqua Investments’s inventory of trading securities and contributions made to supplemental retirement plans for the benefit of certain executives, partially offset by a decrease in trading assets invested for the benefit of former employees, due to distributions and decreases in the fair market value of investment securities therein.

Investment securities available for sale increased $226.6 million to $1.5 billion as of June 30, 2009, as compared to December 31, 2008. This increase is principally attributable to purchases of $546.2 million of investment securities available for sale, $4.2 million of investment securities available for sale assumed from the Bank of Clark County, and an increase in fair value of investments securities available for sale of $5.8 million, offset by the proceeds from the sales and maturities of $326.7 million of investment securities available for sale (of which $8.4 million represents net gains on sale) and amortization of net purchase price premiums of $2.9 million.

Investment securities held to maturity were $6.3 million as of June 30, 2009, as compared to $15.8 million at December 31, 2008. This decrease is principally attributable to paydowns and maturities of investment securities held to maturity of $1.7 million and other-than-temporary impairment (“OTTI”) charges of $8.0 million (of which $5.2 million represents the credit loss component recognized as a charge to earnings and $2.7 million representing the loss related to all other factors recognized in other comprehensive income), partially offset of the accretion of discounts of $200,000.

The following table presents the available for sale and held to maturity investment securities portfolio by major type as of June 30, 2009 and December 31, 2008:

Investment Securities Composition

(dollars in thousands)

	Investment Securities Available for Sale
	June 30, 2009		December 31, 2008
	Fair Value	%	Fair Value	%
U.S. Treasury and agencies	$12,422	1%	$31,226	3%
Obligations of states and political subdivisions	200,671	14%	179,585	14%
Residential mortgage-backed securities and collateralized mortgage obligations	1,249,817	85%	1,025,295	83%
Other debt securities	445	0%	634	0%
Investments in mutual funds and other equity securities	1,987	0%	1,972	0%

Total	$1,465,342	100%	$1,238,712	100%

	Investment Securities Held to Maturity
	June 30, 2009		December 31, 2008
	Amortized Cost	%	Amortized Cost	%
Obligations of states and political subdivisions	$3,238	51%	$4,166	26%
Mortgage-backed securities and collateralized mortgage obligations	3,106	49%	11,496	73%
Other investment securities	-	0%	150	1%

Total	$6,344	100%	$15,812	100%

We review investment securities on an ongoing basis for the presence of other-than-temporary (“OTTI”) or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether we intend to sell a security or if it is more likely than not that we will be required to sell the security before recovery of our amortized cost basis of the investment, which may be maturity, and other factors. For debt securities, if we intend to sell the security or it is more likely than not that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment loss related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the OTTI amount recorded in OCI will increase the carrying value of the investment, and would not affect earnings. If there is an indication of additional credit losses the security is reevaluated accordingly to the procedures described above.

Prior to the Company’s adoption of FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, new OTTI guidance related to debt securities which became effective in the second quarter of 2009, the Company recorded a $2.1 million OTTI charge in the three months ended March 31, 2009. This charge related to three non-agency collateralized mortgage obligations carried as held to maturity for which the default rates and loss severities of the underlying collateral and credit coverage ratios of the security indicated that it was probable that credit losses were expected to occur. These securities were valued by third-party pricing services using matrix or model pricing methodologies, and were corroborated by broker indicative bids. Upon adoption of the new OTTI guidance in the second quarter of 2009, the Company analyzed these securities as well as other securities where OTTI had been previously recognized, and determined that as of the adoption date such losses were credit related. As such, there was no cumulative effect adjustment to the opening balance of retained earnings or a corresponding adjustment to accumulated OCI.

The following table presents the OTTI losses for the three and six months ended June 30, 2009. There were no OTTI losses recorded during the three or six months ended June 30, 2008.

(in thousands)

	Three months ended June 30, 2009		Six months ended June 30, 2009
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total other-than-temporary impairment losses	$10,116	$239	$12,253	$239
Portion of other-than-temporary impairment losses recognized in other comprehensive income (before taxes)(1)	2,737	-	2,737	-

Net impairment losses recognized in earnings(2)	$7,379	$239	$9,516	$239

(1)	Represents other-than-temporary impairment losses related to all other factors.
(2)	Represents other-than-temporary impairment losses related to credit losses.

The residential mortgage-backed securities and collateralized mortgage obligations held to maturity primarily represent 29 non-agency collateralized mortgage obligations. The OTTI recognized on investment securities held to maturity relates to these 29 securities. Each of these securities holds various levels of credit subordination. The underlying mortgage loans of these securities were originated from 2003 through 2007. At origination, the weighted average loan-to-value of the underlying mortgages was 69%; the underlying borrowers had weighted average FICO scores of 731, and 59% were limited documentation loans. At June 30, 2009, these securities were valued by third-party pricing services using matrix or model pricing methodologies and were corroborated by broker indicative bids. We estimated the cash flows of the underlying collateral for each security considering credit, interest and prepayment risk models that incorporate management’s estimate of projected key assumptions including prepayment rates, collateral default rates and loss severity. Assumptions utilized vary from security to security, and are influenced by factors such as loan interest rates, geographic location, borrower characteristics and vintage, and historical experience. We then use a third party to obtain information about the structure of each security, including subordination and other credit enhancements, in order to determine how the underlying collateral cash flows will be distributed to each security issued in the structure. These cash flows were then discounted at the interest rate used to recognize interest income on each security. The following table presents a summary of the significant inputs utilized to measure management’s estimate of the credit loss component on these non-agency collateralized mortgage obligations as of June 30, 2009:

	Range		Weighted Average
	Minimum	Maximum
Constant prepayment rate	0.0%	24.5%	12.8%
Collateral default rate	6.0%	60.0%	14.8%
Loss severity	20.0%	40.0%	29.0%

We estimated the net present value of these non-agency securities to be $5.7 million at June 30, 2009. These securities have been written-down to fair value, $2.9 million, as reflected in investment portfolio. The difference is reflected as a separate component of OCI, net of tax. In addition, the Company recorded an OTTI charge of $239,000 in the period related to an available for sale collateralized debt obligation that holds trust preferred securities. Management noted certain deferrals and defaults in the pool and believes the impairment represents credit loss in its entirety.

Gross unrealized losses in the available for sale investment portfolio was $6.1 million at June 30, 2009. This consisted primarily of unrealized loss on residential mortgage-backed securities and collateralized mortgage obligations of $4.7 million, unrealized loss on obligations of states and political subdivisions of $1.2 million, and an unrealized loss on other debt securities of $200,000. The unrealized losses were primarily caused by interest rate increases subsequent to the purchase of the securities, and not credit quality. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. Additional information about the investment portfolio is provided in Note 3 of the Notes to Condensed Consolidated Financial Statements.

RESTRICTED EQUITY SECURITIES

Restricted equity securities were $16.5 million at June 30, 2009 and December 31, 2008, respectively. Of this amount, $11.9 million and $3.8 million represent the Bank’s investment in the Federal Home Loan Banks (“FHLB”) of Seattle and San Francisco, respectively. FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par. The remaining restricted equity securities represent investments in Pacific Coast Banker’s Bancshares stock.

Due to ongoing turmoil in the capital and mortgage markets, the FHLB of Seattle has a risk-based capital deficiency largely as a result of write-downs on their private label mortgage-backed securities portfolios. The FHLB has communicated that it believes the calculation of risk-based capital significantly overstates the market risk of the FHLB’s private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in the FHLB’s balance sheet.

Management evaluates FHLB stock for impairment in accordance with Statement of Position 01-06, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB.

Under Federal Housing Finance Agency Regulations, a Federal Home Loan Bank that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock in excess of what is required for members’ current loans. Moody’s Investors Service (Moody’s) current assessment of the FHLB’s portfolios indicates that the true economic losses embedded in these securities are significantly less than the accounting impairments would suggest and are manageable given the FHLB’s capital levels. According to Moody’s, the large difference between the expected economic losses and the mark-to-market impairment losses for accounting purposes is attributed to market illiquidity, de-leveraging and stress in the credit market in general. Furthermore, Moody’s believes that the FHLBs have the ability to hold the securities until maturity. The FHLBs have access to the U.S. Government-Sponsored Enterprise Credit Facility, a secured lending facility that serves as a liquidity backstop, substantially reducing the likelihood that the FHLBs would need to sell securities to raise liquidity and, thereby, cause the realization of large economic losses. In addition, the Federal Reserve has begun to purchase direct debt obligations of Freddie Mac, Fannie Mae and the FHLBs. Moody’s has stated that their Aaa senior debt rating and Prime-1 short-term debt rating for the FHLB system are likely to remain unchanged based on expectations that the FHLBs have a very high degree of government support. Moody’s currently rates the FHLB of Seattle as Aaa with stable outlook, and Standard and Poors rating of AA+ was reaffirmed in June 2009. Based on the above, the Company has determined there is not an other-than-temporary impairment on the FHLB stock investment as of June 30, 2009.

LOANS AND LEASES

Total loans and leases outstanding at June 30, 2009 were $6.1 billion, a decrease of $37.4 million as compared to year-end 2008. The decrease in the current year primarily results from the charge-offs recognized in the period. The following table presents the concentration distribution of our loan portfolio at June 30, 2009 and December 31, 2008:

Loan Concentrations

(dollars in thousands)

	June 30, 2009		December 31, 2008
	Amount	Percentage	Amount	Percentage
Construction and development	$808,765	13.3%	$931,090	15.2%
Farmland	112,586	1.8%	93,533	1.5%
Home equity credit lines	267,083	4.4%	266,107	4.4%
Single family first lien mortgage	213,793	3.5%	204,076	3.3%
Single family second lien mortgage	23,812	0.4%	26,946	0.4%
Multifamily	163,963	2.7%	164,594	2.7%
Commercial real estate	3,233,183	53.1%	3,143,112	51.3%

Total real estate secured	4,823,185	79.2%	4,829,458	78.8%
Commercial and industrial	1,115,142	18.3%	1,139,441	18.5%
Agricultural production	69,111	1.1%	71,726	1.2%
Consumer	35,211	0.6%	36,316	0.6%
Leases	37,806	0.6%	40,155	0.7%
Other	24,272	0.4%	25,728	0.4%
Deferred loan fees, net	(10,770)	-0.2%	(11,450)	-0.2%

Total loans	$6,093,957	100.0%	$6,131,374	100.0%

ASSET QUALITY AND NON-PERFORMING ASSETS

Non-performing loans, which include non-accrual loans and accruing loans past due over 90 days, totaled $113.9 million, or 1.87% of total loans, at June 30, 2009, as compared to $133.4 million, or 2.18% of total loans, at December 31, 2008. Non-performing assets, which include non-performing loans and foreclosed real estate (“other real estate owned”), totaled $150.0 million, or 1.73% of total assets, as of June 30, 2009, as compared to $161.3 million, or 1.88% of total assets, as of December 31, 2008.

A loan is considered impaired when based on current information and events, we determine that we will probably not be able to collect all amounts due according to the loan contract, including scheduled interest payments. Generally, when loans are identified as impaired they are moved to our Special Assets Division. Loans are measured for potential impairment in accordance with SFAS No. 114, Accounting by Creditors for the Impairment of a Loan. When we identify a loan as impaired, we measure the impairment using discount cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of collateral, less selling costs. The starting point for determining the fair value of collateral is through obtaining external appraisals. Generally, external appraisals are updated every six to nine months. We obtain appraisals from a pre-approved list of independent, third party, local appraisal firms. Approval and addition to the list is based on experience, reputation, character, consistency and knowledge of the respective real estate market. At a minimum, it is ascertained that the appraiser is: (a) currently licensed in the state in which the property is located, (b) is experienced in the appraisal of properties similar to the property being appraised, (c) is actively engaged in the appraisal work, (d) has knowledge of current real estate market conditions and financing trends, (e) is reputable, and (f) is not on Freddie Mac’s nor the Bank’s Exclusionary List of appraisers and brokers. In certain cases appraisals will be reviewed by our Real Estate Valuation Services group to ensure the quality of the appraisal and the expertise and independence of the appraiser. Upon receipt and review, an external appraisal is utilized to measure a loan for potential impairment. Our impairment analysis documents the date of the appraisal used in the analysis, whether the officer preparing the report deems it current, and, if not, allows for internal valuation adjustments with justification. Typical justified adjustments might include discounts for continued market deterioration subsequent to appraisal date, adjustments for the release of collateral contemplated in the appraisal, or the value of other collateral or consideration not contemplated in the appraisal. An appraisal over one year old in most cases will be considered stale dated and an updated or new appraisal will be required. Any adjustments from appraised value to net realizable value are detailed and justified in the impairment analysis, which is reviewed and approved by senior credit quality officers and the Company’s Allowance for Loan and Lease Losses (“ALLL”) Committee. Although an external appraisal is the primary source to value collateral dependent loans, we may also utilize values obtained through purchase and sale agreements, negotiated short sales, broker price opinions, or the sales price of the note. These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. Impairment analyses are updated, reviewed and approved on a quarterly basis at or near the end of each reporting period. Based on these processes, we do not believe there are significant time lapses for the recognition of additional loan loss provisions or charge-offs from the date they become known.

Loans are classified as non-accrual when collection of principal or interest is doubtful—generally if they are past due as to maturity or payment of principal or interest by 90 days or more—unless such loans are well-secured and in the process of collection. Additionally, all loans that are impaired are considered for non-accrual status. Loans placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospects for future payments in accordance with the loan agreement appear relatively certain.

Upon acquisition of real estate collateral, typically through the foreclosure process, we promptly begin to market the property for sale. If we do not begin to receive offers or indications of interest we will analyze the price and review market conditions to assess whether a lower price reflects the market value of the property and would enable us to sell the property. In addition, we update appraisals on other real estate owned property six to nine months after the most recent appraisal. Increases in valuation adjustments recorded in a period are primarily based on i) updated appraisals received during the period, or ii) management’s authorization to reduce the selling price of the property during the period. Unless a current appraisal is available, an appraisal will be ordered prior to a loan moving to other real estate owned. Foreclosed properties held as other real estate owned are recorded at the lower of the recorded investment in the loan or market value of the property less expected selling costs. Other real estate owned at June 30, 2009 totaled $36.0 million and consisted of 50 properties. At June 30, 2009, one property with a carrying value of $8.9 million is subject to a sales contract, but is accounted for under the deposit method and continues to be reported as other real estate owned pursuant to SFAS No. 66, Accounting for Sales of Real Estate.

Loans are reported as restructured when the Bank grants a concession(s) to a borrower experiencing financial difficulties that it would not otherwise consider. Examples of such concessions include a reduction in the loan rate, forgiveness of principal or accrued interest, extending the maturity date(s) or providing a lower interest rate than would be normally available for a transaction of similar risk. As a result of these concessions, restructured loans are impaired as the Bank will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement. Impairment reserves on non-collateral dependent restructured loans is measured by comparing the present value of expected future cash flows on the restructured loans discounted at the contractual interest rate of the original loan agreement to the loan’s carrying value. These impairment reserves are recognized as a specific component to be provided for in the allowance for loan and lease losses.

The Company has written down impaired, non-accrual loans as of June 30, 2009 to their estimated net realizable value, based on disposition value, and are expected to be resolved over the coming quarters with no additional material loss, absent further decline in market prices. The following table summarizes our non-performing assets and restructured loans as of June 30, 2009 and December 31, 2008:

Non-Performing Assets

(dollars in thousands)

	June 30, 2009	December 31, 2008
Loans on non-accrual status	$104,726	$127,914
Loans past due 90 days or more and accruing	9,207	5,452

Total non-performing loans	113,933	133,366
Other real estate owned	36,030	27,898

Total non-performing assets	$149,963	$161,264

Restructured loans(1)	$126,040	$23,540

Allowance for loan losses	$98,370	$95,865
Reserve for unfunded commitments	860	983

Allowance for credit losses	$99,230	$96,848

Asset quality ratios:
Non-performing assets to total assets	1.73%	1.88%
Non-performing loans to total loans	1.87%	2.18%
Allowance for loan losses to total loans	1.61%	1.56%
Allowance for credit losses to total loans	1.63%	1.58%
Allowance for credit losses to total non-performing loans	87%	73%

(1)	Represents accruing restructured loans performing according to their restructured terms.

The following table summarizes our non-performing assets by loan type and region as of June 30, 2009:

Non-Performing Assets by Type and Region

(in thousands)

	June 30, 2009
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total
Loans on non-accrual status
Residential development	$6,985	$6,118	$4,440	$4,720	$24,984	$10,601	$57,848
Commerical construction	-	1,893	324	629	9,177	367	12,390
Commerical real estate	3,366	1,562	2,253	-	8,747	11,006	26,934
Commercial	320	2,996	303	-	125	3,810	7,554
Other	-	-	-	-	-	-	-

Total loans on non-accrual status	10,671	12,569	7,320	5,349	43,033	25,784	104,726

Loans past due 90 days or more and accruing
Residential development	-	-	2,814	-	689	-	3,503
Commerical construction	-	-	-	-	-	-	-
Commerical real estate	-	135	311	-	263	-	709
Commercial	-	300	-	466	-	906	1,672
Other	2,904	-	-	-	419	-	3,323

Total loans past due 90 days or more and accruing	2,904	435	3,125	466	1,371	906	9,207

Total non-performing loans	13,575	13,004	10,445	5,815	44,404	26,690	113,933

Other real estate owned
Residential development	2,434	16,539	1,493	351	6,203	874	27,894
Commerical construction	520	-	-	-	423	-	943
Commerical real estate	-	301	-	551	3,717	-	4,569
Commercial	750	670	-	-	-	76	1,496
Other	916	-	-	-	212	-	1,128

Total other real estate owned	4,620	17,510	1,493	902	10,555	950	36,030

Total non-performing assets	$18,195	$30,514	$11,938	$6,717	$54,959	$27,640	$149,963

As of June 30, 2009, the non-performing assets of $150.0 million have been written down by 38%, or $91.0 million, from their original balance of $241 million.

Our residential development loan portfolio, a subset of the construction and development category, has been adversely impacted by the housing market downturn. As a result, the Company has focused its efforts to reduce our exposure to this segment. The following table presents a geographic distribution of the residential development portfolio for the periods shown:

Residential Development Loans

(dollars in thousands)

	December 31, 2008	March 31, 2009	June 30, 2009	Change Since December 31, 2008
Northwest Oregon	$134,506	$120,460	$120,076	-11%
Central Oregon	31,186	20,951	15,493	-50%
Southern Oregon	33,850	29,738	26,561	-22%
Washington	27,531	26,514	24,744	-10%
Greater Sacramento	109,181	92,744	84,522	-23%
Northern California	47,905	38,266	29,894	-38%

Total	$384,159	$328,673	$301,290	-22%

Percentage of total loan portfolio	6%	5%	5%

Quarterly change amount		$(55,486)	$(27,383)
Quarterly change percentage		-14%	-8%

Year-to-date change amount		$(55,486)	$(82,869)
Year-to-date change percentage		-14%	-22%

The majority of our non-performing loans throughout the year have been concentrated in our residential development loan portfolio. At June 30, 2009, $61.4 million, or 54%, of the total $113.9 million of non-performing loans were residential development loans. The following table presents a geographic distribution of the non-performing residential development loans for the periods shown:

Residential Development Non-Performing Loans

(dollars in thousands)

	December 31, 2008	March 31, 2009	June 30, 2009	Change Since December 31, 2008
Northwest Oregon	$18,720	$8,689	$6,985	-63%
Central Oregon	15,846	12,415	6,118	-61%
Southern Oregon	6,477	8,246	7,254	12%
Washington	648	216	4,720	628%
Greater Sacramento	33,374	37,264	25,673	-23%
Northern California	14,041	13,271	10,601	-24%

Total	$89,106	$80,101	$61,351	-31%

Percentage of non-performing loans	67%	63%	54%

Quarterly change amount		$(9,005)	$(18,750)
Quarterly change percentage		-10%	-23%

Year-to-date change amount		$(9,005)	$(27,755)
Year-to-date change percentage		-10%	-31%

The following table presents the remaining performing residential development loans by size and geographic distribution as of June 30, 2009:

Residential Development Performing Loans

(dollars in thousands)

	$250k and less	$250k to $1 million	$1 million to $3 million	$3 million to $5 million	$5 million to $10 million	$10 million and greater	Total
Northwest Oregon	$3,996	$13,312	$31,430	$16,479	$32,905	$14,969	$113,091
Central Oregon	2,003	3,642	3,730	-	-	-	9,375
Southern Oregon	2,289	8,577	8,441	-	-	-	19,307
Washington	-	2,851	3,770	8,052	5,351	-	20,024
Greater Sacramento	4,510	8,949	10,477	-	16,572	18,341	58,849
Northern California	2,159	5,827	11,307	-	-	-	19,293

Total	$14,957	$43,158	$69,155	$24,531	$54,828	$33,310	$239,939

Commercial real estate and commercial construction represents 35% of the remaining non-performing loans as of June 30, 2009, compared to 24% as of December 31, 2008. Commercial real estate non-performing loans were $27.6 million at June 30, 2009, compared to $14.2 million at December 31, 2008. Commercial construction non-performing loans were $12.4 million at June 30, 2009, compared to $17.3 million at December 31, 2008. Of these non-performing loan balances, 59% are directly affected by the housing market downturn or the real estate bubble, or indirectly impacted from the contraction of real estate dependant businesses. The remaining non-performing loans in these segments primarily reflect the impact of the recession on certain businesses. The Company is continually performing extensive reviews of our permanent commercial real estate portfolio, including stress testing. These reviews are being performed on both our non-owner and owner occupied credits. These reviews are being completed to verify leasing status, to ensure the accuracy of risk ratings, and to develop pro-active action plans with borrowers on projects where debt service coverage has dropped below the Bank’s benchmark. The stress testing has been performed to determine the effect of rising cap rates, interest rates and vacancy rates, on this portfolio. Based on our analysis, the Company believes our lending teams are effectively managing the risks in this portfolio. There can be no assurance that any further declines in economic conditions, such as potential increases in retail or office vacancy rates, will exceed the projected assumptions utilized in the stress testing, that may result in additional non-performing loans in the future.

At June 30, 2009, $138.4 million of loans were classified as restructured as compared to $38.2 million of loans at December 31, 2008. While all of the restructured loans are classified as impaired, only $12.4 million and $14.6 million were placed on non-accrual status as of June 30, 2009 and December 31, 2008, respectively. The performing restructured loans on accrual status of $126.0 million as of June 30, 2009 and $23.6 million as of December 31, 2008 represent the only impaired loans accruing interest at each respective date. In order for a restructured loan to be considered performing and on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance and the borrower must either prefund an interest reserve or demonstrate the ability to make interest payments from a verified source of cash flow. The Company has obligations to lend $6.2 million of additional funds on the restructured loans as of June 30, 2009, which primarily relate to two residential development projects in the greater Sacramento region.

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

ALLOWANCE FOR LOAN AND LEASE LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS

The allowance for loan and lease losses (“ALLL”) totaled $98.4 million at June 30, 2009, an increase from the $95.9 million at December 31, 2008. The increase in the ALLL from the prior year-end results is principally attributable to an increase in provision for loan and lease losses in excess of charge-offs. The following table shows the activity in the ALLL for the three and six months ended June 30, 2009 and 2008:

Allowance for Loan and Lease Losses

(dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Balance, beginning of period	$95,086	$86,560	$95,865	$84,904
Provision for loan and lease losses	29,331	25,137	88,423	40,269

Loans charged-off	(26,508)	(38,752)	(86,922)	(52,722)
Charge-off recoveries	461	776	1,004	1,270

Net charge-offs	(26,047)	(37,976)	(85,918)	(51,452)

Total allowance for loan and lease losses	98,370	73,721	98,370	73,721
Reserve for unfunded commitments	860	1,112	860	1,112

Allowance for credit losses	$99,230	$74,833	$99,230	$74,833

As a percentage of average loans and leases (annualized):
Net charge-offs	1.71%	2.51%	2.83%	1.70%
Provision for loan and lease losses	1.93%	1.66%	2.92%	1.33%

The increase in the allowance for loan and lease losses as of June 30, 2009 in relation to the same periods of the prior year is primarily a result of the significant slowdown in the housing industry, which has affected our residential development portfolio, resulting in downgrades within the portfolio, an increase in non-performing loans, and an increase in loans charged-off. Downgrades within the portfolio have increased our classified credit balances resulting in a higher risk rating-based component of the allowance for loan and lease losses. Non-performing loans have increased due to the identification of impaired loans that have been placed on non-accrual status.

All impaired loans are individually evaluated for impairment. If the measurement of each impaired loans’ value is less than the recorded investment in the loan, we recognize this impairment and adjust the carrying value of the loan to fair value through the allowance for loan and lease losses. This can be accomplished by charging-off the impaired portion of the loan or establishing a specific component within the allowance for loan and lease losses. If in management’s assessment the sources of repayment will not result in a reasonable probability that the carrying value of a loan can be recovered, the amount of a loan’s specific impairment is charged-off against the allowance for loan and lease losses. Prior to the second quarter of 2008, the Company established specific reserves within the allowance for loan and leases losses for loan impairments and recognized the charge-off of the impairment reserve when the loan was resolved, sold, or foreclosed and transferred to other real estate owned. Due to declining real estate values in our markets and the deterioration of the U.S. economy in general, it is increasingly likely that impairment reserves on collateral dependent loans, particularly those relating to real estate, will not be recoverable and represent a confirmed loss. As a result, beginning in the second quarter of 2008, the Company began recognizing the charge-off of impairment reserves on impaired loans in the period they arise for collateral dependent loans. This process has effectively accelerated the recognition of charge-offs recognized since the second quarter of 2008. The change in our assessment of the possible recoverability of our collateral dependent impaired loans’ carrying values has ultimately had no impact on our impairment valuation procedures or the amount of provision for loan and leases losses included within the Condensed Consolidated Statements of Operations. Impairment reserves on non-collateral dependent restructured loans is measured by comparing the present value of expected future cash flows on the restructured loans discounted at the contractual interest rate of the original loan agreement to the loan’s carrying value. These impairment reserves are recognized as a specific component to be provided for in the allowance for loan and lease losses.

At June 30, 2009, the recorded investment in loans classified as impaired totaled $230.8 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $2.9 million. The valuation allowance on impaired loans represent the impairment reserves on performing restructured loans. At December 31, 2008, the total recorded investment in impaired loans was $151.5 million, with no corresponding valuation allowance.

Of the $86.9 million in charge-offs year-to-date, $47.9 million are residential development loans. Of the remaining charge-offs, $21.8 million related to commercial construction or commercial real estate loans, for which the majority were directly affected by the housing market downturn or indirectly impacted from the contraction of real estate dependant businesses. Additional discussion on the increase in provision for loan and lease losses is provided under the heading Provision for Loan and Lease Losses above.

The following table presents a summary of activity in the reserve for unfunded commitments (“RUC”):

Summary of Reserve for Unfunded Commitments Activity

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Balance, beginning of period	$935	$1,141	$983	$1,182
Net decrease credited to other expense	(75)	(29)	(123)	(70)

Balance, end of period	$860	$1,112	$860	$1,112

We believe that the ALLL and RUC at June 30, 2009 are sufficient to absorb losses inherent in the loan portfolio and credit commitments outstanding as of that date, respectively, based on the best information available. This assessment, based in part on historical levels of net charge-offs, loan growth, and a detailed review of the quality of the loan portfolio, involves uncertainty and judgment. Therefore, the adequacy of the ALLL and RUC cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

MORTGAGE SERVICING RIGHTS

The following table presents the key elements of our mortgage servicing rights asset for the three and six months ended June 30, 2009 and 2008, respectively:

Summary of Mortgage Servicing Rights

(dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Balance, beginning of period	$8,732	$8,640	$8,205	$10,088
Additions for new mortgage servicing rights capitalized	2,267	1,136	4,235	1,611
Changes in fair value:
Due to changes in model inputs or assumptions(1)	493	1,276	(575)	617
Other(2)	(861)	524	(1,234)	(740)

Balance, end of period	$10,631	$11,576	$10,631	$11,576

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our serviced loan portfolio as of June 30, 2009 and December 31, 2008 were as follows:

(dollars in thousands)

	June 30, 2009	December 31, 2008
Balance of loans serviced for others	$1,122,891	$955,494
MSR as a percentage of serviced loans	0.95%	0.86%

As of June 30, 2009, we serviced residential mortgage loans for others with an aggregate outstanding principal balance of $1.1 billion for which servicing assets have been recorded. Mortgage servicing rights are adjusted to fair value quarterly with the change recorded in mortgage banking revenue.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

At June 30, 2009, we had goodwill of $610.0 million, as compared to $722.0 million at December 31, 2008. The goodwill recorded in connection with acquisitions represents the excess of the purchase price over the estimated fair value of the net assets acquired. Goodwill and other intangible assets with indefinite lives are not amortized but instead are periodically tested for impairment. Management evaluates intangible assets with indefinite lives on an annual basis as of December 31. Additionally, we perform impairment evaluations on an interim basis when events or circumstances indicate impairment potentially exists. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others, a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; adverse action or assessment by a regulator; and unanticipated competition.

The goodwill impairment test involves a two-step process. The first step compares the fair value of a reporting unit to its carrying value. If the reporting unit’s fair value is less than its carrying value, the Company would be required to proceed to the second step. In the second step the Company calculates the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. The estimated fair value of the Company is allocated to all of the Company’s assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination and the estimated fair value of the reporting unit is the price paid to acquire it. The allocation process is performed only for purposes of determining the amount of goodwill impairment. No assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as a part of this process. Any excess of the estimated purchase price over the fair value of the reporting unit’s net assets represents the implied fair value of goodwill. If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss would be recognized as a charge to earnings in an amount equal to that excess.

Substantially all of the Company’s goodwill is associated with our community banking operations. Due to a further decline in the Company’s market capitalization below book value of equity and continued weakness in the banking industry, the Company performed a goodwill impairment evaluation of the Community Banking operating segment as of June 30, 2009. The Company engaged an independent valuation consultant to assist us in determining whether and to what extent our goodwill asset was impaired. We utilized a variety of valuation techniques to analyze and measure the estimated fair value of reporting units under both the income and market valuation approach. Under the income approach, the fair value of the reporting unit is determined by projecting future earnings for five years, utilizing a terminal value based on expected future growth rates, and applying a discount rate reflective of current market conditions. The estimation of forecasted earnings uses management’s best estimate of economic and market conditions over the projected periods and considers estimated growth rates in loans and deposits and future expected changes in net interest margins. Various market-based valuation approaches are utilized and include applying market price to earnings, core deposit premium, and tangible book value multiples as observed from relevant, comparable peer companies of the reporting unit. We also valued the reporting unit by applying an estimated control premium to the market capitalization. Weightings are assigned to each of the aforementioned model results, judgmentally allocated based on the observability and reliability of the inputs, to arrive at a final fair value estimate of the reporting unit. The results of the Company’s and valuation specialist’s step one impairment test indicated that the reporting unit’s fair value was less than its carrying value. As a result, the Company performed a step two analysis.

The external valuation specialist assisted management’s analysis under step two of the goodwill impairment test. Under this approach, we calculated the fair value for the reporting unit’s assets and liabilities, as well as its unrecognized identifiable intangible assets, such as the core deposit intangible and trade name. Fair value adjustments to items on the balance sheet primarily related to investment securities held to maturity, loans, other real estate owned, Visa Class B common stock, deferred taxes, deposits, term debt, and junior subordinated debentures carried at amortized cost. The external valuation specialist assisted management to estimate the fair value of our unrecognized identifiable assets, such as the core deposit intangible and trade name.

The most significant fair value adjustment made in this analysis was to adjust the carrying value of the Company’s loans receivable portfolio to fair value. The fair value of the Company’s loan receivable portfolio at June 30, 2009 was estimated in a manner similar to methodology utilized as part of the December 31, 2008 goodwill impairment evaluation. As part of the December 31, 2008 loan valuation, the loan portfolio was stratified into sixty-eight loan pools that shared common characteristics, namely loan type, payment terms, and whether the loans were performing or non-performing. Each loan pool was discounted at a rate that considers current market interest rates, credit risk, and assumed liquidity premiums required based upon the nature of the underlying pool. Due to the disruption in the financial markets experienced during 2008 and continuing through 2009, the liquidity premium reflects the reduction in demand in the secondary markets for all grades of non-conforming credit, including those that are performing. Liquidity premiums for individual loan categories generally ranged from 4.6% for performing loans to 30% for construction and non-performing loans. At December 31, 2008, the fair value of the overall loan portfolio was calculated to be at a 9% discount relative to its book value. The composition of the loan portfolio at June 30, 2009, including loan type and performance indicators, is substantially similar to loan portfolio at December 31, 2008. At June 30, 2009, the fair value of the loan portfolio was estimated to be at a 12% discount relative to its carrying value. The additional discount is primarily attributed to the additional liquidity premium required as of the current measurement date associated with the Company’s concentration of commercial real estate loans.

Other significant fair value adjustments utilized in this goodwill impairment analysis were as follows. The value of the core deposit intangible asset was calculated as 0.53% of core deposits, which includes all deposits except certificates of deposit The carrying value of other real estate owned was discounted by 25%, representing a liquidity adjustment given the current market conditions. The fair value of our trade name, which represents the competitive advantage associated with our brand recognition and ability to attract and retain relationships, was estimated to be $19.3 million. The fair value of our junior subordinated debentures carried at amortized cost was determined in a manner and utilized inputs, primarily the credit risk adjusted spread, consistent with our methodology for determining the fair value of junior subordinated debentures recorded at fair value. Information relating to our methodologies for estimating the fair value of financial instruments that were adjusted to fair value as part of this analysis, including the Visa Class B common stock, deposits, term debt, and junior subordinated debentures, is included in Note 14 of the Notes to Condensed Consolidated Financial Statements.

Based on the results of the step two analysis, the Company determined that the implied fair value of the goodwill was less than its carrying amount on the Company’s balance sheet, and as a result, we recognized a goodwill impairment loss of $112.0 million. This write-down of goodwill is a non-cash charge that does not affect the Company’s or the Bank’s liquidity or operations. In addition, because goodwill is excluded in the calculation of regulatory capital, the Company’s “well-capitalized” regulatory capital ratios are not affected by this charge.

If the Company’s common stock price declines further or continues to trade below book value per common share, or should general economic conditions deteriorate further or remain depressed for a prolonged period of time, particularly in the financial industry, the Company may be required to recognize additional impairment of all, or some portion of, its goodwill. It is possible that changes in circumstances, existing at the measurement date or at other times in the future, or changes in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill, such as valuation multiples, discount rates, or projected earnings, could result in an impairment charge in future periods. Additional impairment charges, if any, may be material to the Company’s results of operations and financial position. However, any potential future impairment charge will have no effect on the Company’s or the Bank’s cash balances, liquidity, or regulatory capital ratios.

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

As a result of the December 31, 2008 goodwill impairment evaluation related to the Retail Brokerage reporting segment, management determined that there was a $1.0 million impairment following the departure of certain Umpqua Investments financial advisors. The valuation of the impairment at the Retail Brokerage operating segment was determined using an income approach by discounting cash flows of forecasted earnings. The key assumptions used to estimate the fair value of each reporting unit include earnings forecasts for five years, a terminal value based on expected future growth rates, and a discount rate reflective of current market conditions. Management does not believe there have been any events in the three and six months ended June 30, 2009, such as a significant decrease in the fair value of the reporting unit or its underlying assets and liabilities, a significant adverse change in the business climate, or any other indication of impairment, that would trigger a remeasurement of, or result in an impairment to, goodwill as of June 30, 2009. As of June 30, 2009, the ending carrying value of the Retail Brokerage segment’s goodwill was $2.7 million.

At June 30, 2009, we had other intangible assets of $33.0 million, as compared to $35.8 million at December 31, 2008. As part of a business acquisition, a portion of the purchase price is allocated to the value other intangible assets such as the merchant servicing portfolio or core deposits, which includes all deposits except certificates of deposit. The value of these other intangible assets were determined by a third party based on the net present value of future cash flows for the merchant servicing portfolio and an analysis of the cost differential between the core deposits and alternative funding sources for the core deposit intangible. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and are also reviewed for impairment. The decrease to other intangible assets is a result of scheduled amortization. We amortize other intangible assets on an accelerated or straight-line basis over an estimated ten to fifteen year life. No impairment losses separate from the scheduled amortization have been recognized in connection with other intangible assets since their initial recognition.

DEPOSITS

Total deposits were $6.8 billion at June 30, 2009, an increase of $225.8 million, or 6.9% annualized, as compared to year-end 2008. Excluding the deposits acquired through the FDIC-assisted purchase and assumption of the Bank of Clark County, the organic deposit growth rate was 1.8% annualized. Management attributes the organic growth to ongoing business development and marketing efforts in our service markets. Information on average deposit balances and average rates paid is included under the Net Interest Income section of this report.

The following table presents the deposit balances by major category as of June 30, 2009 and December 31, 2008:

Deposits

(dollars in thousands)

	June 30, 2009		December 31, 2008
	Amount	Percentage	Amount	Percentage
Non-interest bearing	$1,316,648	19%	$1,254,079	19%
Interest bearing demand	795,334	12%	752,931	11%
Savings and money market	2,374,481	35%	2,335,158	36%
Time, $100,000 or greater	1,348,891	20%	1,232,265	19%
Time, less than $100,000	979,351	14%	1,014,502	15%

Total	$6,814,705	100%	$6,588,935	100%

BORROWINGS

At June 30, 2009, the Bank had outstanding $56.4 million of securities sold under agreements to repurchase and $66.0 million of federal funds purchased. The Bank had outstanding term debt of $106.4 million at June 30, 2009. Term debt outstanding as of June 30, 2009 decreased $100.1 million since December 31, 2008 as a result of the repayment of FHLB borrowings. Advances from the FHLB amounted to $105.8 million of the total term debt and are secured by investment securities and residential mortgage loans. The FHLB advances outstanding at June 30, 2009 had fixed interest rates ranging from 3.35% to 7.44% and $30.0 million, or 28%, mature prior to December 31, 2009, while another $75.0 million, or 71%, mature prior to December 31, 2010. Management expects continued use of FHLB advances as a source of short and long-term funding.

JUNIOR SUBORDINATED DEBENTURES

We had junior subordinated debentures with carrying values of $186.4 million and $196.2 million at June 30, 2009 and December 31, 2008, respectively.

At June 30, 2009, approximately $219.6 million, or 95% of the total issued amount, had interest rates that are adjustable on a quarterly basis based on a spread over three month LIBOR. Interest expense for junior subordinated debentures has decreased for the three and six months ended June 30, 2009, compared to the same periods in 2008, primarily resulting from decreases in short-term market interest rates and LIBOR. Although increases in short-term market interest rates will increase the interest expense for junior subordinated debentures, we believe that other attributes of our balance sheet will serve to mitigate the impact to net interest income on a consolidated basis.

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

Prior to the second quarter of 2009, we estimated the fair value of junior subordinated debentures using an internal discounted cash flow model. The future cash flows of these instruments were extended to the next available redemption date or maturity date as appropriate based upon the spreads of recent issuances or quotes from brokers for comparable bank holding companies, as available, compared to the contractual spread of each junior subordinated debenture measured at fair value. The significant inputs utilized in the estimation of fair value of these instruments is the credit risk adjusted spread and three month LIBOR. The credit risk adjusted spread represents the nonperformance risk of the liability, contemplating both the inherent risk of the obligation and the Company’s entity-specific credit risk. Generally, an increase in the credit risk adjusted spread and/or a decrease in the three month LIBOR will result in positive fair value adjustments. Conversely, a decrease in the credit risk adjusted spread and/or an increase in the three month LIBOR will result in negative fair value adjustments. For additional assurance, we obtained valuations from a third-party pricing service to validate the results of our model.

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

In the second quarter of 2009, due to continued inactivity in the junior subordinated debenture and related markets and clarified guidance relating to the determination of fair value when the volume and level of activity for an asset or liability have significantly decreased or where transactions are not orderly, Management utilized a third-party pricing service to estimate the fair value of these liabilities. The pricing service utilizes an income approach valuation technique, specifically an option-adjusted spread (“OAS”) valuation model. This OAS model values the cash flows over multiple interest rate scenarios and discounts these cash flows using a credit risk adjustment spread over the three month LIBOR swap curve. The OAS model currently being utilized is more sophisticated and computationally intensive than the model previously used; however, the models react similarly to changes in the underlying inputs. Generally, an increase in the credit risk adjusted spread and/or a decrease in the swap curve will result in positive fair value adjustments. Conversely, a decrease in the credit risk adjusted spread and/or an increase in the swap curve will result in negative fair value adjustments.

For the three and six months ended June 30, 2009, we recorded gains of $8.6 million and $9.2 million, respectively, as compared to gains of $3.2 million and $4.8 million for the three and six months ended June 30, 2008, respectively, resulting from the change in fair value of the junior subordinated debentures recorded at fair value. The change in fair value of the junior subordinated debentures carried at fair value in the current year primarily result from the widening of the credit risk adjusted spread. Management believes that the credit risk adjusted spread being utilized is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. In management’s estimation, the change in fair value of the junior subordinated debentures during the current period represent changes in the market’s nonperformance risk expectations and pricing of this type of debt, and not as a result of changes to our entity-specific credit risk.

Additional information regarding junior subordinated debentures measured at fair value is included in Note 14 of the Notes to Condensed Consolidated Financial Statements.

All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of June 30, 2009, under guidance issued by the Board of Governors of the Federal Reserve System. Additional information regarding the terms of the junior subordinated debentures, including maturity/redemption dates, interest rates and the adoption of SFAS No. 159, is included in Note 6 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CASH FLOW

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state’s risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $1.8 billion at June 30, 2009 subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $170.0 million at June 30, 2009. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. In the three and six months ended June 30, 2009, the Bank paid the Company $6.0 million and $12.0 million, respectively, in dividends to fund regular operations. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to fund its quarterly cash dividend distributions to preferred or common shareholders and meet its ongoing cash obligations, which consist principally of debt service on the $230.1 million (issued amount) of outstanding junior subordinated debentures. As of June 30, 2009, the Company did not have any borrowing arrangements of its own.

As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $24.5 million during the six months ended June 30, 2009. The principal source of cash provided by operating activities was net income, after excluding non-cash charges such as the provision for loan and lease losses and goodwill impairment charge. Net cash of $102.1 million used in investing activities consisted principally of $546.2 million of purchases of investment securities available for sale and net loan growth of $69.6 million, partially offset by cash acquired in the Bank of Clark County merger of $178.9 million, proceeds from investment securities of $328.4 million and proceeds from the sale of other real estate owned of $11.5 million. The $5.2 million of cash provided by financing activities primarily consisted of $66.0 million increase in federal funds purchased, $41.9 million increase in net deposits and $8.8 million increase in securities sold under agreements to repurchase, partially offset by $100.1 million repayment of term debt, $6.0 million of dividends paid on common stock and $5.4 million of dividends paid on preferred stock.

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

OFF-BALANCE-SHEET ARRANGEMENTS

Information regarding Off-Balance-Sheet Arrangements is included in Note 7 of the Notes to Condensed Consolidated Financial Statements.

CONCENTRATIONS OF CREDIT RISK

Information regarding Concentrations of Credit Risk is included in Note 7 of the Notes to Condensed Consolidated Financial Statements.

CAPITAL RESOURCES

Shareholders’ equity at June 30, 2009 was $1.4 billion, a decrease of $130.6 million from December 31, 2008. The decrease in shareholders’ equity during the six months ended June 30, 2009 was principally due to a net loss of $119.5 million for the six month period, preferred stock dividends of $5.4 million, common stock dividends of $6.0 million and the net changes in unrealized gains on investment securities available for sale of $1.5 million (net of tax), partially offset by the net change in unrealized losses on investment securities held to maturity of $1.0 million (net of tax).

The following table shows Umpqua Holdings’ consolidated and Umpqua Bank’s capital adequacy ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a “well-capitalized” institution at June 30, 2009 and December 31, 2008:

(dollars in thousands)

	Actual		For Capital Adequacy purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2009:
Total Capital
(to Risk Weighted Assets)
Consolidated	$1,018,169	14.27%	$570,803	8.00%	$713,503	10.00%
Umpqua Bank	$918,362	12.88%	$570,411	8.00%	$713,014	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$928,845	13.02%	$285,359	4.00%	$428,039	6.00%
Umpqua Bank	$829,135	11.63%	$285,171	4.00%	$427,757	6.00%
Tier I Capital
(to Average Assets)
Consolidated	$928,845	11.45%	$324,487	4.00%	$405,609	5.00%
Umpqua Bank	$829,135	10.37%	$319,821	4.00%	$399,776	5.00%
As of December 31, 2008:
Total Capital
(to Risk Weighted Assets)
Consolidated	$1,041,882	14.62%	$570,113	8.00%	$712,642	10.00%
Umpqua Bank	$943,986	13.25%	$569,954	8.00%	$712,442	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$952,725	13.37%	$285,034	4.00%	$427,550	6.00%
Umpqua Bank	$854,829	12.00%	$284,943	4.00%	$427,415	6.00%
Tier I Capital
(to Average Assets)
Consolidated	$952,725	12.38%	$307,827	4.00%	$384,784	5.00%
Umpqua Bank	$854,829	11.13%	$307,216	4.00%	$384,020	5.00%

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

In connection with the issuance and sale of the preferred stock , the Company entered into a Letter Agreement including the Securities Purchase Agreement—Standard Terms (the “Agreement”) with the U.S. Treasury. The Agreement contains certain limitations on the payment of quarterly cash dividends on the Company’s common stock in excess of $0.19 per share, and on the Company’s ability to repurchase its common stock. The preferred stock has no maturity date and ranks senior to our common stock with respect to the payment of dividends and distribution of amounts payable upon liquidation, dissolution and winding up of the Company. The preferred stock has no general voting or participation rights, and no sinking fund requirements. In the event dividends on the preferred stock are not paid full for six dividend periods, whether or not consecutive, the preferred stock holders will have the right to elect two directors.

The Company’s dividend policy considers, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth to determine the amount of dividends declared, if any, on a quarterly basis. There is no assurance that future cash dividends on common shares will be declared or increased. The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three and six months ended June 30, 2009 and 2008:

Cash Dividends and Payout Ratios per Common Share

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Dividend declared per common share	$0.05	$0.19	$0.10	$0.38
Dividend payout ratio	-3%	112%	-5%	66%

On April 21, 2009, the Company announced that the Board of Directors approved an extension to the expiration date of the common stock repurchase plan from June 30, 2009 to June 30, 2011. As of June 30, 2009, a total of 1.5 million shares remained available for repurchase. No shares were repurchased under the repurchase plan during the second quarter of 2009. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, our capital plan, and are subject to certain limitations resulting from the Company’s participation in the TARP Capital Purchase Program. In addition, our stock plans provide that option and restricted stock award holders may pay for the exercise price and tax withholdings in part or whole by tendering previously held shares.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of June 30, 2009 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.    Controls and Procedures

Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic SEC filings. The disclosure controls and procedures were last evaluated by management as of June 30, 2009.

There have been no changes in our internal controls or in other factors that have materially affected or are likely to materially affect our internal controls over financial reporting subsequent to the date of the evaluation.

Part II. OTHER INFORMATION

Item 1.    Legal Proceedings

On June 19, 2009, in the Circuit Court of the State of Oregon for Multnomah County, Kevin D. Padrick, Trustee of the Summit Accommodators Liquidating Trust, as plaintiff, filed a complaint seeking damages of at least $30 million from Umpqua Bank. Plaintiff alleges that the Bank’s provision of banking services to Summit Accommodators, Inc. (“Summit”), a 1031 exchange accommodator, aided and abetted Summit’s breach of fiduciary duty to its exchange clients. Based on the allegations in the complaint and our understanding of the relevant facts and circumstances, we believe that the claim is without merit and the Company is vigorously defending the claim. No loss accrual has been made for this claim in the accompanying unaudited consolidated financial statements.

In addition, due to the nature of our business, we are involved in legal proceedings that arise in the ordinary course of our business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I—Item 1A—Risk Factors” in our Form 10-K for the year ended December 31, 2008, as supplemented and updated by the discussion below. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

Recent legislative and regulatory initiatives to support the financial services industry have been coupled with numerous restrictions and requirements that could detrimentally affect the Company’s business and require us to raise additional capital.

In addition to the U.S. Treasury Department’s Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program (“TARP”) announced in the fall of 2008, the U.S. Treasury and the FDIC have taken further steps to support and regulate the financial services industry, that include enhancing the liquidity support available to financial institutions, establishing a commercial paper funding facility, temporarily guaranteeing money market funds and certain types of debt issuances, and increasing insurance on bank deposits. Also, the U.S. Congress, through the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009, have imposed a number of restrictions and limitations on the operations of financial services firms participating in the federal programs. These programs subject us and other financial institutions who participate in them to (i) additional restrictions, oversight, reporting obligations and costs; and (ii) compensation restrictions that limit our ability to attract and retain executives, each of which could have an adverse impact on our business, financial condition, results of operations or the price of our common stock. In addition, new proposals for legislation continue to be introduced in the U.S. Congress that could further substantially increase regulation of the financial services industry and impose restrictions on the ability of firms within the industry to conduct business consistent with historical practices, including aspects such as compensation, interest rates, new and inconsistent consumer protection regulations and mortgage regulation, among others. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. We cannot predict the substance or impact of pending or future legislation or regulation, or the application thereof. Compliance with such current and potential regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner. In response, we may be required to or choose to raise additional capital, which could have a dilutive effect on the existing holders of our common stock and adversely affect the market price of our common stock. We continually evaluate opportunities to access capital markets taking into account our regulatory capital ratios, financial condition, stock price and other relevant considerations. Capital actions may include opportunistically retiring our outstanding securities, including our preferred shares issued to the U.S. Treasury under the CPP or trust preferred securities, by raising capital in open market transactions, privately negotiated transactions or public offers for cash or common shares. We may also issue common stock in public or private transactions to increase or maintain our capital levels above the requirements for a well-capitalized institution as established by the federal bank regulatory agencies as well as other regulatory targets. There can be no assurance that we will, or will be able to, raise capital.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2009:

Period	Total number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
4/1/09 - 4/30/09	25	$ 10.27	-	1,542,945
5/1/09 - 5/31/09	664	$ 9.40	-	1,542,945
6/1/09 - 6/30/09	-	$ -	-	1,542,945

Total for quarter	689	$ 9.43	-

(1)	Shares repurchased by the Company during the quarter consist of cancellation of 689 restricted shares to pay withholding taxes. During the three months ended June 30, 2009, no shares were tendered in connection with option exercises and no shares were repurchased pursuant to the Company’s publicly announced corporate stock repurchase plan described in (2) below.

(2)	The repurchase plan, which was approved by the Board and announced in August 2003, originally authorized the repurchase of up to 1.0 million shares. The authorization was amended to increase the repurchase limit initially to 1.5 million shares and subsequently to 2.5 million shares. On April 19, 2007, the Company announced an expansion of the repurchase plan by increasing the repurchase limit to 6.0 million shares and extending the plan’s expiration date to June 30, 2009. On April 21, 2009, the Company announced a further extension of the plan’s expiration date to June 30, 2011.

Item 3.    Defaults Upon Senior Securities

Not Applicable

Item 4.    Submissions of Matters to a Vote of Security Holders

(a)	The Company conducted its annual meeting of shareholders on April 14, 2009. On February 6, 2009, the record date, there were 60,179,760 shares of common stock outstanding. Holders of 47,721,232 shares (79.3%) were present at the meeting in person or by proxy.

(b)(c)	The following persons, who at the time of the annual meeting comprised the entire board of directors, were elected as directors to serve a term expiring at the 2010 annual meeting. Each nominee received the votes stated below:

Nominee	Votes For	Votes Withheld
Ronald F. Angell	47,046,246	674,986
Raymond P. Davis	45,065,113	2,656,119
Allyn C. Ford	47,010,892	710,340
David B. Frohnmayer	46,982,207	739,025
Stephen M. Gambee	46,012,629	1,708,603
Dan Giustina	46,969,292	751,940
Jose Hermocillo	46,427,001	1,294,231
William A. Lansing	45,064,449	2,656,783
Diane D. Miller	46,561,974	1,159,258
Bryan L. Timm	46,586,403	1,134,829
Frank R J Whittaker	46,228,074	1,493,158

At the annual meeting, shareholders voted to ratify Moss Adams LLP as the Company’s independent auditors by the following vote:

For	Against	Abstain
47,314,856	227,362	179,014

At the annual meeting, shareholders voted to approve the company’s compensation of executives disclosed in the proxy statement by the following vote:

For	Against	Abstain	Broker Non Votes
31,282,622	1,322,910	1,543,054	13,572,646

(d)	Not Applicable.

Item 5.    Other Information

(a)	Not Applicable

(b)	Not Applicable

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

UMPQUA HOLDINGS CORPORATION
(Registrant)

Dated August 3, 2009	/s/ Raymond P. Davis
Raymond P. Davis
President and Chief Executive Officer

Dated August 3, 2009	/s/ Ronald L. Farnsworth
Ronald L. Farnsworth
Executive Vice President/Chief Financial Officer and Principal Financial Officer

Dated August 3, 2009	/s/ Neal T. McLaughlin
Neal T. McLaughlin
Executive Vice President/Treasurer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit

3.1	(a)Restated Articles of Incorporation with Designation of Fixed Rate Cumulative Perpetual Preferred Stock, Series A
3.2	(b)Bylaws, as amended
4.1	(c)Specimen Stock Certificate
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to Exhibit 3.1 to Form 8-K filed November 14, 2008
(b)	Incorporated by reference to Exhibit 3.2 to Form 8-K filed April 21, 2008
(c)	Incorporated by reference to the Registration Statement on Form S-8 (No. 333-77259) filed April 28, 1999