Form 10-Q
period 2009-09-30
UMPQUA HOLDINGS CORP
filed 2009-11-03
CIK 1077771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended:    September 30, 2009

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

Common stock, no par value: 86,781,591 shares outstanding as of October 31, 2009

UMPQUA HOLDINGS CORPORATION

FORM 10-Q

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except shares)

	September 30, 2009	December 31, 2008
ASSETS
Cash and due from banks	$108,768	$139,909
Interest bearing deposits	261,642	8,155
Temporary investments	575	56,612

Total cash and cash equivalents	370,985	204,676
Investment securities
Trading	1,912	1,987
Available for sale, at fair value	1,848,482	1,238,712
Held to maturity, at amortized cost	6,211	15,812
Loans held for sale	23,614	22,355
Loans and leases	6,071,042	6,131,374
Allowance for loan and lease losses	(103,136)	(95,865)

Net loans and leases	5,967,906	6,035,509
Restricted equity securities	15,211	16,491
Premises and equipment, net	101,883	104,694
Goodwill and other intangible assets, net	641,759	757,833
Mortgage servicing rights, at fair value	11,552	8,205
Other real estate owned	26,705	27,898
Other assets	188,126	163,378

Total assets	$9,204,346	$8,597,550

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$1,337,280	$1,254,079
Interest bearing	5,878,541	5,334,856

Total deposits	7,215,821	6,588,935
Securities sold under agreements to repurchase	50,031	47,588
Term debt	76,329	206,531
Junior subordinated debentures, at fair value	81,992	92,520
Junior subordinated debentures, at amortized cost	103,269	103,655
Other liabilities	70,754	71,313

Total liabilities	7,598,196	7,110,542

COMMITMENTS AND CONTINGENCIES (NOTE 8)

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 2,000,000 shares authorized; Series A (liquidation preference $1,000 per share) issued and outstanding: 214,181 in 2009 and 2008	203,779	202,178
Common stock, no par value, 100,000,000 shares authorized; issued and outstanding: 86,780,559 in 2009 and 60,146,400 in 2008	1,252,786	1,005,820
Retained earnings	118,204	264,938
Accumulated other comprehensive income	31,381	14,072

Total shareholders’ equity	1,606,150	1,487,008

Total liabilities and shareholders’ equity	$9,204,346	$8,597,550

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
INTEREST INCOME
Interest and fees on loans	$89,474	$98,180	$266,587	$300,295
Interest and dividends on investment securities
Taxable	15,365	9,725	43,625	29,936
Exempt from federal income tax	2,020	1,644	5,755	5,000
Dividends	22	104	22	298
Interest on temporary investments and interest bearing deposits	207	69	258	359

Total interest income	107,088	109,722	316,247	335,888

INTEREST EXPENSE
Interest on deposits	22,132	30,025	68,552	101,118
Interest on securities sold under agreements to repurchase and federal funds purchased	163	714	527	1,958
Interest on term debt	917	2,064	3,935	5,200
Interest on junior subordinated debentures	2,114	3,211	7,069	10,349

Total interest expense	25,326	36,014	80,083	118,625

Net interest income	81,762	73,708	236,164	217,263
PROVISION FOR LOAN AND LEASE LOSSES	52,108	35,454	140,531	75,723

Net interest income after provision for loan and lease losses	29,654	38,254	95,633	141,540

NON-INTEREST INCOME
Service charges on deposit accounts	8,542	8,911	24,565	26,107
Brokerage commissions and fees	1,993	2,319	5,117	6,564
Mortgage banking revenue, net	4,288	1,027	14,617	2,844
Gain on investment securities, net
Gain on sale of investment securities	162	113	8,682	4,012
Total other-than-temporary impairment losses	-	(2,590)	(12,492)	(2,590)
Portion of other-than-temporary impairment losses (transferred from) recognized in other comprehensive income	(4)	-	2,733	-

Total gain (loss) on investment securities, net	158	(2,477)	(1,077)	1,422
Gain on junior subordinated debentures carried at fair value	982	25,311	10,173	30,152
Proceeds from Visa mandatory partial redemption	-	-	-	12,633
Other income	1,962	1,573	7,097	6,515

Total non-interest income	17,925	36,664	60,492	86,237

NON-INTEREST EXPENSE
Salaries and employee benefits	31,583	29,131	94,697	85,043
Net occupancy and equipment	9,937	9,340	29,266	27,605
Communications	1,806	1,863	5,398	5,251
Marketing	1,157	1,394	3,596	3,302
Services	5,210	4,753	15,942	13,828
Supplies	920	808	2,559	2,203
FDIC assessments	3,321	1,318	12,645	3,814
Net loss on other real estate owned	8,641	2,193	14,110	5,655
Intangible amortization	1,319	1,437	4,043	4,419
Goodwill impairment	-	-	111,952	-
Merger related expenses	-	-	273	-
Visa litigation	-	2,085	-	(3,098)
Other expenses	4,455	4,168	12,422	12,244

Total non-interest expense	68,349	58,490	306,903	160,266
(Loss) income before (benefit from) provision for income taxes	(20,770)	16,428	(150,778)	67,511
(Benefit from) provision for income taxes	(13,626)	4,041	(24,094)	20,297

Net (loss) income	$(7,144)	$12,387	$(126,684)	$47,214

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(UNAUDITED)

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net (loss) income	$(7,144)	$12,387	$(126,684)	$47,214
Preferred stock dividends	3,225	-	9,632	-
Dividends and undistributed earnings allocated to participating securities	7	37	22	149

Net (loss) earnings available to common shareholders	$(10,376)	$12,350	$(136,338)	$47,065

(Loss) earnings per common share:
Basic	$(0.14)	$0.21	$(2.10)	$0.78
Diluted	$(0.14)	$0.20	$(2.10)	$0.78

Weighted average number of common shares outstanding:
Basic	74,085	60,097	64,878	60,067
Diluted	74,085	60,429	64,878	60,400

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except shares)

	Preferred Stock	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total

		Shares	Amount

BALANCE AT JANUARY 1, 2008	$-	59,980,161	$988,780	$251,545	$(387)	$1,239,938
Net income				51,044		51,044
Other comprehensive income, net of tax					14,459	14,459

Comprehensive income						$65,503

Stock-based compensation			3,893			3,893
Stock repurchased and retired		(8,199)	(129)			(129)
Issuances of common stock under stock plans and related net tax benefits		174,438	1,022			1,022
Issuance of preferred stock to U.S. Treasury	201,927					201,927
Issuance of warrants to U.S. Treasury			12,254			12,254
Amortization of discount on preferred stock	251			(251)		-
Cash dividends on common stock ($0.62 per share)				(37,400)		(37,400)

Balance at December 31, 2008	$202,178	60,146,400	$1,005,820	$264,938	$14,072	$1,487,008

BALANCE AT JANUARY 1, 2009	$202,178	60,146,400	$1,005,820	$264,938	$14,072	$1,487,008
Net loss				(126,684)		(126,684)
Other comprehensive income, net of tax					17,309	17,309

Comprehensive loss						$(109,375)

Issuance of common stock		26,538,461	245,697			245,697
Stock-based compensation			1,695			1,695
Stock repurchased and retired		(19,113)	(170)			(170)
Issuances of common stock under stock plans and related net tax deficiencies		114,811	(256)			(256)
Amortization of discount on preferred stock	1,601			(1,601)		-
Dividends declared on preferred stock				(8,062)		(8,062)
Cash dividends on common stock ($0.15 per share)				(10,387)		(10,387)

Balance at September 30, 2009	$203,779	86,780,559	$1,252,786	$118,204	$31,381	$1,606,150

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net (loss) income	$(7,144)	$12,387	$(126,684)	$47,214

Available for sale securities:

Unrealized gains (losses) arising during the period	29,579	6,198	35,365	(6,198)

Reclassification adjustment for (gains), losses or impairments realized in net income (net of tax expense of $65 and benefit of $11 for the three months and net of tax expense of $3,337 and $1,549 for the nine months ended September 30, 2009 and 2008, respectively)	(97)	16	(5,066)	(2,323)

Income tax benefit (expense) related to unrealized losses (gains)	(11,831)	(2,479)	(14,146)	2,479

Net change in unrealized gains or (losses)	17,651	3,735	16,153	(6,042)

Held to maturity securities:

Unrealized losses on investment securities available for sale transferred to investment securities held to maturity, (net of tax benefit of $2,988 for the three and nine months ended September 30, 2008)	-	(4,482)	-	(4,482)

Reclassification adjustment for impairments realized in net income (net of tax benefit of $770 for the three months ended September 30, 2008, and $1,716 and $770 for the nine months ended September 30, 2009 and 2008, respectively)	-	1,154	2,574	1,154

Amortization of unrealized losses on investment securities transferred to held to maturity (net of tax benefit of $29 for the three months ended September 30, 2008, and $70 and $29 for the nine months ended September 30, 2009 and 2008, respectively)	-	44	103	44

Net change in unrealized losses on investment securities transferred to held to maturity	-	(3,284)	2,677	(3,284)

Unrealized gains (losses) related to factors other than credit (net of tax expense of $1 for the three months and tax benefit of $1,094 for the nine months ended September 30, 2009)	1	-	(1,641)	-

Reclassification adjustment for impairments realized in net income (net of tax benefit of $2 for the three and nine months ended September 30, 2009)	2	-	2	-

Accretion of unrealized losses related to factors other than credit to investment securities held to maturity (net of tax benefit of $78 for the three and nine months ended September 30, 2009)	118	-	118	-

Net change in unrealized losses related to factors other than credit	121	-	(1,521)	-

Other comprehensive income (loss), net of tax	17,772	451	17,309	(9,326)

Comprehensive income (loss)	$10,628	$12,838	$(109,375)	$37,888

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine months ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(126,684)	$47,214
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Restricted equity securities stock dividends	-	(162)
Amortization of investment premiums, net	5,721	1,406
Gain on sale of investment securities, net	(8,682)	(4,012)
Other-than-temporary impairment on investment securities available for sale	239	139
Other-than-temporary impairment on investment securities held to maturity	9,520	2,451
Loss on sale of other real estate owned	6,939	3,223
Valuation adjustment on other real estate owned	7,171	2,432
Provision for loan and lease losses	140,531	75,723
Depreciation, amortization and accretion	7,915	5,432
Goodwill impairment	111,952	-
Increase in mortgage servicing rights	(5,958)	(2,198)
Change in mortgage servicing rights carried at fair value	2,611	1,548
Change in junior subordinated debentures carried at fair value	(10,528)	(30,440)
Stock-based compensation	1,695	2,915
Net decrease in trading account assets	75	1,306
Gain on sale of loans	(4,943)	(523)
Origination of loans held for sale	(520,302)	(194,603)
Proceeds from sales of loans held for sale	523,760	193,672
Excess tax benefits from the exercise of stock options	-	(5)
Net (increase) decrease in other assets	(30,673)	26,539
Net decrease in other liabilities	(5,889)	(11,585)

Net cash provided by operating activities	104,470	120,472

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(980,168)	(404,256)
Proceeds from investment securities available for sale	404,166	463,598
Proceeds from investment securities held to maturity	2,045	1,500
Purchases of restricted equity securities	-	(4,416)
Redemption of restricted equity securities	1,280	278
Net loan and lease originations	(109,348)	(215,006)
Proceeds from sales of loans	7,848	18,371
Proceeds from disposals of furniture and equipment	181	290
Purchases of premises and equipment	(7,824)	(8,260)
Proceeds from sales of other real estate owned	20,759	12,069
Cash acquired in merger, net of cash consideration paid	178,905	-

Net cash used by investing activities	(482,156)	(135,832)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

(in thousands)

	Nine months ended September 30,
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit liabilities	443,003	(95,692)
Net decrease in federal funds purchased	-	(29,500)
Net increase in securities sold under agreements to repurchase	2,443	15,880
Proceeds from term debt borrowings	-	345,000
Repayment of term debt	(130,140)	(212,142)
Net proceeds from issuance of common stock	245,697	-
Dividends paid on preferred stock	(8,062)	-
Dividends paid on common stock	(9,051)	(34,336)
Excess tax benefits from stock based compensation	-	5
Proceeds from stock options exercised	275	1,038
Retirement of common stock	(170)	(125)

Net cash provided (used) by financing activities	543,995	(9,872)

Net increase (decrease) in cash and cash equivalents	166,309	(25,232)
Cash and cash equivalents, beginning of period	204,676	192,070

Cash and cash equivalents, end of period	$370,985	$166,838

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$82,840	$122,139
Income taxes	$44	$6,043
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gains on investment securities available for sale, net of taxes	$16,153	$(6,042)
Change in unrealized losses on investment securities transferred to held to maturity, net of taxes	$2,677	$(3,284)
Change in unrealized losses on investment securities held to maturity related to factors other than credit, net of taxes	$(1,521)	$-
Cash dividend declared on common stock and payable after period-end	$4,346	$11,458
Transfer of investment securities available for sale to held to maturity	$-	$12,580
Transfer of loans to other real estate owned	$34,408	$30,534
Acquisitions:
Assets acquired	$4,978	$-
Liabilities assumed	$183,883	$-

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

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 3, 2009, the date the financial statements were issued. In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period. Certain reclassifications of prior period amounts have been made to conform to current classifications.

Note 2 – Business Combination

On January 16, 2009, the Washington Department of Financial Institutions closed the Bank of Clark County, Vancouver, Washington, and appointed the Federal Deposit Insurance Corporation (“FDIC”) as its receiver. The FDIC entered into a purchase and assumption agreement with Umpqua Bank to assume the insured non-brokered deposit balances, which totaled $183.9 million, at no premium. The Company recorded the deposit related liabilities at book value. In connection with the assumption, Umpqua Bank acquired certain assets totaling $23.0 million, primarily cash and marketable securities, with the difference of $160.9 million representing funds received directly from the FDIC. Through this agreement, Umpqua Bank now operates two additional store locations in Vancouver, Washington. In addition, the FDIC reimbursed Umpqua Bank for all overhead costs related to the acquired Bank of Clark County operations for 90 days following closing, while Umpqua Bank paid the FDIC a servicing fee on assumed deposit accounts for that same period.

The results of the Bank of Clark County’s operations have been included in the consolidated financial statements beginning January 17, 2009. Since this date, the Bank of Clark County has contributed net income of approximately $507,000 and $1.0 million for the three and nine months ended September 30, 2009, net of tax, and primarily represents interest income earned from the proceeds of the assumption and service income on deposits, partially offset by interest expense on deposits, salaries and employee benefits expense, and the accrued servicing fee paid to the FDIC. Umpqua did not incur the FDIC servicing fee expense during the second or third quarter of 2009, but began incurring overhead expenses such as salaries and employee benefits expense and rent expense. The Company does not expect to incur any significant additional merger-related expenses in connection with the assumption of the Bank of Clark County deposits and assets.

Note 3 – Investment Securities

The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at September 30, 2009 and December 31, 2008:

September 30, 2009
(in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$11,604	$279	$(3)	$11,880
Obligations of states and political subdivisions	197,078	11,874	(27)	208,925
Residential mortgage-backed securities and collateralized mortgage obligations	1,582,859	44,553	(1,897)	1,625,515
Other debt securities	145	-	-	145
Investments in mutual funds and other equity securities	1,959	58	-	2,017

	$1,793,645	$56,764	$(1,927)	$1,848,482

HELD TO MATURITY:
Obligations of states and political subdivisions	$3,217	$15	$-	$3,232
Residential mortgage-backed securities and collateralized mortgage obligations	2,994	176	(177)	2,993

	$6,211	$191	$(177)	$6,225

December 31, 2008
(in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$30,831	$401	$(6)	$31,226
Obligations of states and political subdivisions	176,966	3,959	(1,340)	179,585
Residential mortgage-backed securities and collateralized mortgage obligations	1,000,155	26,726	(1,586)	1,025,295
Other debt securities	884	-	(250)	634
Investments in mutual funds and other equity securities	1,959	13	-	1,972

	$1,210,795	$31,099	$(3,182)	$1,238,712

HELD TO MATURITY:
Obligations of states and political subdivisions	$4,166	$8	$(75)	$4,099
Residential mortgage-backed securities and collateralized mortgage obligations	11,496	1	(7,367)	4,130
Other investment securities	150	-	-	150

	$15,812	$9	$(7,442)	$8,379

Investment securities that were in an unrealized loss position as of September 30, 2009 and December 31, 2008 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

September 30, 2009
(in thousands)
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$-	$-	$139	$3	$139	$3
Obligations of states and political subdivisions	-	-	1,996	27	1,996	27
Residential mortgage-backed securities and collateralized mortgage obligations	208,117	1,834	7,537	63	215,654	1,897

Total temporarily impaired securities	$208,117	$1,834	$9,672	$93	$217,789	$1,927

HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$-	$-	$1,127	$177	$1,127	$177

Total temporarily impaired securities	$-	$-	$1,127	$177	$1,127	$177

December 31, 2008
(in thousands)
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$93	$2	$230	$4	$323	$6
Obligations of states and political subdivisions	43,341	1,291	5,520	49	48,861	1,340
Residential mortgage-backed securities and collateralized mortgage obligations	103,323	1,083	41,262	503	144,585	1,586
Other debt securities	-	-	634	250	634	250

Total temporarily impaired securities	$146,757	$2,376	$47,646	$806	$194,403	$3,182

HELD TO MATURITY:
Obligations of states and political subdivisions	$4,099	$75	$-	$-	$4,099	$75
Residential mortgage-backed securities and collateralized mortgage obligations	4,130	7,367	-	-	4,130	7,367

Total temporarily impaired securities	$8,229	$7,442	$-	$-	$8,229	$7,442

The unrealized losses on investments in U.S. Treasury and agencies securities were caused by interest rate increases subsequent to the purchase of these securities. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than par. Because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost bases, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

Of the residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at September 30, 2009, 99.5% are issued or guaranteed by governmental agencies. The unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that Bank will be required to sell these securities before recovery of their amortized cost bases, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

The unrealized losses on obligations of political subdivisions were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities. Management monitors published credit ratings of these securities and no adverse ratings changes have occurred since the date of purchase of obligations of political subdivisions which are in an unrealized loss position as of September 30, 2009. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that Bank will be required to sell these securities before recovery of their amortized cost bases, which may be include holding each security until maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

We review investment securities on an ongoing basis for the presence of other-than-temporary (“OTTI”) or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether we intend to sell a security or if it is likely that we will be required to sell the security before recovery of our amortized cost basis of the investment, which may be maturity, and other factors. For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the OTTI amount recorded in OCI will increase the carrying value of the investment, and would not affect earnings. If there is an indication of additional credit losses the security is re-evaluated accordingly to the procedures described above.

Prior to the Company’s adoption of the new guidance related to the recognition and presentation of OTTI of debt securities which became effective in the second quarter of 2009, the Company recorded a $2.1 million OTTI charge in the three months ended March 31, 2009. This charge related to three non-agency collateralized mortgage obligations carried as held to maturity for which the default rates and loss severities of the underlying collateral and credit coverage ratios of the security indicated that it was probable that credit losses were expected to occur. In the three and nine months ended September 30, 2008, the Company recorded $2.6 million of OTTI. Charges of $2.2 million related to five non-agency collateralized mortgage obligations carried as held to maturity for which the default rates and loss severities of the underlying collateral and credit coverage ratios of the security indicated that it was probable that credit losses were expected to occur. Upon adoption of the new OTTI guidance in the second quarter of 2009, the Company analyzed these securities as well as other securities where OTTI had been previously recognized, and determined that as of the adoption date such losses were credit related. As such, there was no cumulative effect adjustment to the opening balance of retained earnings or a corresponding adjustment to accumulated OCI.

The following tables present the OTTI losses for the three and nine months ended September 30, 2009 and 2008:

(in thousands)

	Three months ended September 30, 2009		Three months ended September 30, 2008
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total other-than-temporary impairment losses	$-	$-	$2,451	$139
Portion of other-than-temporary impairment losses (transferred from) recognized in other comprehensive income(1)	(4)	-	-	-

Net impairment losses recognized in earnings(2)	$4	$-	$2,451	$139

	Nine months ended September 30, 2009		Nine months ended September 30, 2008
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total other-than-temporary impairment losses	$12,253	$239	$2,451	$139
Portion of other-than-temporary impairment losses recognized in other comprehensive income(1)	2,733	-	-	-

Net impairment losses recognized in earnings(2)	$9,520	$239	$2,451	$139

(1)	Represents other-than-temporary impairment losses related to all other factors.
(2)	Represents other-than-temporary impairment losses related to credit losses.

The OTTI recognized on investment securities held to maturity primarily relates to 29 non-agency collateralized mortgage obligations for all periods presented. Each of these securities holds various levels of credit subordination. The underlying mortgage loans of these securities were originated from 2003 through 2007. At origination, the weighted average loan-to-value of the underlying mortgages was 69%; the underlying borrowers had weighted average FICO scores of 731, and 59% were limited documentation loans. At June 30, 2009, these securities were valued by third-party pricing services using matrix or model pricing methodologies and were corroborated by broker indicative bids. We estimated the cash flows of the underlying collateral for each security considering credit, interest and prepayment risk models that incorporate management’s estimate of projected key assumptions including prepayment rates, collateral default rates and loss severity. Assumptions utilized vary from security to security, and are influenced by factors such as loan interest rates, geographic location, borrower characteristics and vintage, and historical experience. We then used a third party to obtain information about the structure of each security, including subordination and other credit enhancements, in order to determine how the underlying collateral cash flows will be distributed to each security issued in the structure. These cash flows were then discounted at the interest rate used to recognize interest income on each security. We reviewed the actual collateral performance of these securities as of September 30, 2009 and noted no significant further deterioration of the underlying mortgages that would significantly impact the inputs or cash flow projections we utilized as of June 30, 2009. The following table presents a summary of the significant inputs utilized to measure management’s estimate of the credit loss component on these non-agency collateralized mortgage obligations as of September 30, 2009:

	Range		Weighted Average
	Minimum	Maximum
Constant prepayment rate	0.0%	24.5%	13.4%
Collateral default rate	6.0%	60.0%	15.1%
Loss severity	20.0%	40.0%	29.0%

In the second quarter of 2009 the Company recorded an OTTI charge of $239,000 related to an available for sale collateralized debt obligation that holds trust preferred securities. Management noted certain deferrals and defaults in the pool and believes the impairment represents credit loss in its entirety.

The revised guidance related to the recognition and presentation of OTTI of debt securities, including recognizing impairment losses related to factors other than credit in OCI, became effective for the Company in the second quarter of 2009. The following table presents a rollforward of the credit loss component of held to maturity debt securities that have been written down for OTTI with the credit loss component recognized in earnings and the remaining impairment loss related to all other factors recognized in OCI for the three and six months ended September 30, 2009:

(in thousands)

	Three months ended September 30, 2009	Six months ended September 30, 2009
Balance, beginning of period	$11,546	$5,952
Additions:
Initial OTTI credit losses	-	7,211
Subsequent OTTI credit losses	4	172
Reductions:
Securities sold, matured or paid-off	-	(1,785)

Balance, end of period	$11,550	$11,550

The following table presents the maturities of investment securities at September 30, 2009:

(in thousands)

	Available For Sale		Held To Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AMOUNTS MATURING IN:
Three months or less	$13,694	$13,763	$145	$145
Over three months through twelve months	75,086	76,562	1,224	1,230
After one year through five years	1,311,733	1,350,334	2,725	2,802
After five years through ten years	343,168	357,307	450	430
After ten years	48,005	48,499	1,667	1,618
Other investment securities	1,959	2,017	-	-

	$1,793,645	$1,848,482	$6,211	$6,225

The amortized cost and fair value of collateralized mortgage obligations and mortgage-backed securities are presented by expected average life, rather than contractual maturity, in the preceding table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay underlying loans without prepayment penalties.

The following table presents the gross realized gains and gross realized losses on the sale of securities available for sale for the three and nine months ended September 30, 2009 and 2008:

(in thousands)

	Three months ended September 30, 2009		Three months ended September 30, 2008
	Gains	Losses	Gains	Losses
Obligations of states and political subdivisions	$-	$1	$7	$-
Residential mortgage-backed securities and collateralized mortgage obligations	700	537	106	-

	$700	$538	$113	$-

	Nine months ended September 30, 2009		Nine months ended September 30, 2008
	Gains	Losses	Gains	Losses
U.S. Treasury and agencies	$-	$-	$85	$-
Obligations of states and political subdivisions	-	1	-	2
Residential mortgage-backed securities and collateralized mortgage obligations	9,195	591	5,464	-
Investments in mutual funds and other equity securities	-	-	-	1,535

	$9,195	$592	$5,549	$1,537

The following table presents, as of September 30, 2009, investment securities which were pledged to secure borrowings and public deposits as permitted or required by law:

(in thousands)

	Amortized Cost	Fair Value
To Federal Home Loan Bank to secure borrowings	$412,047	$427,740
To state and local governments to secure public deposits	642,203	664,281
To U.S. Treasury and Federal Reserve to secure customer tax payments	7,093	7,341
Other securities pledged, principally to secure deposits	256,248	267,595

Total pledged securities	$1,317,591	$1,366,957

Note 4 – Loans, Leases and Allowance for Loan and Lease Losses

The following table presents the major types of loans recorded in the balance sheets as of September 30, 2009 and December 31, 2008. The classification of loan balances presented is reported in accordance with the regulatory reporting requirements.

Loan Concentrations

(in thousands)

	September 30, 2009	December 31, 2008
Real estate - construction and land development	$748,849	$931,090
Real estate - commercial and agricultural	3,402,236	3,236,645
Real estate - single and multi-family residential	704,252	661,723
Commercial, industrial and agricultural	1,133,389	1,211,167
Leases	36,720	40,155
Installment and other	56,530	62,044

	6,081,976	6,142,824
Deferred loan fees, net	(10,934)	(11,450)

Total loans and leases	$6,071,042	$6,131,374

The following table summarizes activity related to the allowance for loan and lease losses (“ALLL”) for the three and nine months ended September 30, 2009 and 2008:

Allowance for Loan and Lease Losses

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Balance, beginning of period	$98,370	$73,721	$95,865	$84,904
Provision for loan and lease losses	52,108	35,454	140,531	75,723
Charge-offs	(48,443)	(17,108)	(135,365)	(69,830)
Recoveries	1,101	1,915	2,105	3,185

Balance, end of period	$103,136	$93,982	$103,136	$93,982

At September 30, 2009, the recorded investment in loans classified as impaired totaled $305.9 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $3.0 million. Due to declining real estate values in our markets, it is increasingly likely that an impairment reserve on collateral dependent real estate loans represents a confirmed loss. As a result, the Company recognizes the charge-off of impairment reserves on impaired loans in the period it arises for collateral dependent loans. Therefore, the non-accrual loans as of September 30, 2009 have already been written-down to their estimated net realizable value, based on disposition value, and are expected to be resolved with no additional material loss, absent further decline in market prices. The valuation allowance on impaired loans represents the impairment reserves on performing restructured loans, and is measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value. At December 31, 2008, the total recorded investment in impaired loans was $151.5 million, with no corresponding valuation allowance. The average recorded investment in impaired loans was approximately $211.1 million during the nine months ended September 30, 2009 and $116.6 million for the year ended December 31, 2008.

At September 30, 2009 and December 31, 2008, impaired loans of $182.2 million and $23.5 million were classified as performing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The performing restructured loans on accrual status represent the only impaired loans accruing interest at each respective date. In order for a restructured loan to be considered performing and on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Company has obligations to lend $1.3 million of additional funds on the restructured loans as of September 30, 2009, which primarily relate to three residential development projects. Non-accrual loans totaled $123.7 million at September 30, 2009, and $127.9 million at December 31, 2008.

Note 5 – Mortgage Servicing Rights

The following table presents the changes in the Company’s mortgage servicing rights (“MSR”) for the three and nine months ended September 30, 2009 and 2008:

Mortgage Servicing Rights

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Balance, beginning of period	$10,631	$11,576	$8,205	$10,088
Additions for new mortgage servicing rights capitalized	1,723	587	5,958	2,198
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(2,580)	(1,646)	(3,155)	(1,029)
Other(2)	1,778	221	544	(519)

Balance, end of period	$11,552	$10,738	$11,552	$10,738

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our serviced loan portfolio as of September 30, 2009 and December 31, 2008 was as follows:

(dollars in thousands)

	September 30, 2009	December 31, 2008
Balance of loans serviced for others	$1,205,528	$955,494
MSR as a percentage of serviced loans	0.96%	0.86%

The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in mortgage banking revenue on the Condensed Consolidated Statements of Operations, was $796,000 and $2.2 million for the three and nine months ended September 30, 2009, as compared to $636,000 and $1.8 million for the three and nine months ended September 30, 2008.

Key assumptions used in measuring the fair value of MSR as of September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009	December 31, 2008
Constant prepayment rate	17.84%	13.69%
Discount rate	8.72%	8.85%
Weighted average life (years)	4.6	5.0

Note 6 – Other Real Estate Owned

The following table presents the changes in other real estate owned for the three and nine months ended September 30, 2009 and 2008:

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Balance, beginning of period	$36,030	$5,826	$27,898	$6,943
Additions to OREO	9,049	16,988	34,408	30,534
Dispositions of OREO	(13,779)	(2,261)	(28,430)	(14,648)
Valuation adjustments in the period	(4,595)	(800)	(7,171)	(3,076)

Balance, end of period	$26,705	$19,753	$26,705	$19,753

Note 7 – Junior Subordinated Debentures

As of September 30, 2009, the Company had 14 wholly-owned trusts (“Trusts”), including a Master Trust formed in 2007 to issue two separate series of trust preferred securities, that were formed to issue trust preferred securities and related common securities of the Trusts and are not consolidated. Nine Trusts, representing aggregate total obligations of approximately $96.0 million (fair value of approximately $107.3 million as of the merger dates), were assumed in connection with previous mergers.

Following is information about the Trusts as of September 30, 2009:

Junior Subordinated Debentures

(dollars in thousands)

Trust Name	Issue Date	Issued Amount	Carrying Value(1)	Rate(2)	Effective Rate(3)	Maturity Date	Redemption Date
AT FAIR VALUE:
Umpqua Statutory Trust II	October 2002	$20,619	$14,162	Floating(4)	10.70%	October 2032	October 2007
Umpqua Statutory Trust III	October 2002	30,928	21,512	Floating(5)	10.70%	November 2032	November 2007
Umpqua Statutory Trust IV	December 2003	10,310	6,589	Floating(6)	10.70%	January 2034	January 2009
Umpqua Statutory Trust V	December 2003	10,310	6,581	Floating(6)	10.70%	March 2034	March 2009
Umpqua Master Trust I	August 2007	41,238	20,358	Floating(7)	10.70%	September 2037	September 2012
Umpqua Master Trust IB	September 2007	20,619	12,790	Floating(8)	10.70%	December 2037	December 2012

		134,024	81,992

AT AMORTIZED COST:
HB Capital Trust I	March 2000	5,310	6,455	10.875%	8.08%	March 2030	March 2010
Humboldt Bancorp Statutory Trust I	February 2001	5,155	5,984	10.200%	8.14%	February 2031	February 2011
Humboldt Bancorp Statutory Trust II	December 2001	10,310	11,499	Floating(9)	3.02%	December 2031	December 2006
Humboldt Bancorp Staututory Trust III	September 2003	27,836	30,898	Floating(10)	2.50%	September 2033	September 2008
CIB Capital Trust	November 2002	10,310	11,317	Floating(5)	3.16%	November 2032	November 2007
Western Sierra Statutory Trust I	July 2001	6,186	6,186	Floating(11)	4.07%	July 2031	July 2006
Western Sierra Statutory Trust II	December 2001	10,310	10,310	Floating(9)	3.89%	December 2031	December 2006
Western Sierra Statutory Trust III	September 2003	10,310	10,310	Floating(12)	3.41%	September 2033	September 2008
Western Sierra Statutory Trust IV	September 2003	10,310	10,310	Floating(12)	3.41%	September 2033	September 2008

		96,037	103,269

	Total	$230,061	$185,261

(1)	Includes purchase accounting adjustments, net of accumulated amortization, for junior subordinated debentures assumed in connection with previous mergers as well as fair value adjustments related to trusts recorded at fair value.
(2)	Contractual interest rate of junior subordinated debentures.
(3)	Effective interest rate based upon the carrying value as of September 2009.
(4)	Rate based on LIBOR plus 3.35%, adjusted quarterly.
(5)	Rate based on LIBOR plus 3.45%, adjusted quarterly.
(6)	Rate based on LIBOR plus 2.85%, adjusted quarterly.
(7)	Rate based on LIBOR plus 1.35%, adjusted quarterly.
(8)	Rate based on LIBOR plus 2.75%, adjusted quarterly.
(9)	Rate based on LIBOR plus 3.60%, adjusted quarterly.
(10)	Rate based on LIBOR plus 2.95%, adjusted quarterly.
(11)	Rate based on LIBOR plus 3.58%, adjusted quarterly.
(12)	Rate based on LIBOR plus 2.90%, adjusted quarterly.

The $230.1 million of trust preferred securities issued to the Trusts as of September 30, 2009 and December 31, 2008, with carrying values of $185.3 million and $196.2 million, respectively, are reflected as junior subordinated debentures in the Condensed Consolidated Balance Sheets. The common stock issued by the Trusts is recorded in other assets in the Condensed Consolidated Balance Sheets, and totaled $6.9 million at September 30, 2009 and December 31, 2008.

All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of September 30, 2009, under guidance issued by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Effective April 11, 2005, the Federal Reserve Board adopted a rule that permits the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. The Federal Reserve Board rule, with a five-year transition period set to end on March 31, 2009, would have limited the aggregate amount of trust preferred securities and certain other restricted core capital elements to 25% of Tier 1 capital, net of goodwill and any associated deferred tax liability. The rule allowed the amount of trust preferred securities and certain other elements in excess of the limit to be included in Tier 2 capital, subject to restrictions. In response to the stressed conditions in the financial markets and in order to promote stability in the financial markets and the banking industry, on March 17, 2009, the Federal Reserved adopted a new rule that delayed the effective date of the new limits on the inclusion of trust preferred securities and other restricted core capital elements in Tier 1 capital until March 31, 2011. At September 30, 2009, the Company’s restricted core capital elements were 19% of total core capital, net of goodwill and any associated deferred tax liability. There can be no assurance that the Federal Reserve Board will not further limit the amount of trust preferred securities permitted to be included in Tier 1 capital for regulatory capital purposes.

On January 1, 2007 the Company selected the fair value measurement option for certain pre-existing junior subordinated debentures of $97.9 million (the Umpqua Statutory Trusts). The remaining junior subordinated debentures as of the adoption date were acquired through business combinations and were measured at fair value at the time of acquisition. In 2007 the Company issued two series of trust preferred securities and elected to measure each instrument at fair value. Accounting for the junior subordinated debentures originally issued by the Company at fair value enables us to more closely align our financial performance with the economic value of those liabilities. Additionally, we believe it improves our ability to manage the market and interest rate risks associated with the junior subordinated debentures. The junior subordinated debentures measured at fair value and amortized cost have been presented as separate line items on the balance sheet.

Due to inactivity in the junior subordinated debenture market and the inability to obtain observable quotes of our, or similar, junior subordinated debenture liabilities or the related trust preferred securities when traded as assets, we utilize an income approach valuation technique to determine the fair value of these liabilities using our estimation of market discount rate assumptions. Prior to the second quarter of 2009, we estimated the fair value of junior subordinated debentures using an internal discounted cash flow model. The future cash flows of these instruments were extended to the next available redemption date or maturity date as appropriate based upon the estimated credit risk adjusted spreads of recent issuances or quotes from brokers for comparable bank holding companies, as available, compared to the contractual spread of each junior subordinated debenture measured at fair value. The ending carrying (fair) value of the junior subordinated debentures measured at fair value represents the estimated amount that would be paid to transfer these liabilities in an orderly transaction amongst market participants. For additional assurance, we obtain a valuation from a third-party pricing service to validate the results of our model. In the second quarter of 2009, due to continued inactivity in the junior subordinated debenture and related markets and clarified guidance relating to the determination of fair value when the volume and level of activity for an asset or liability have significantly decreased or where transactions are not orderly, management has evaluated and determined to rely on a third-party pricing service to estimate the fair value of these liabilities. The pricing service utilizes an income approach valuation technique, specifically an option-adjusted spread (“OAS”) valuation model. This OAS model values the cash flows over multiple interest rate scenarios and discounts these cash flows using a credit risk adjustment spread over the three month LIBOR swap curve. The OAS model currently being utilized is more sophisticated and computationally intensive than the model previously used; however, the models react similarly to changes in the underlying inputs, and the results are considered comparable.

For the three and nine months ended September 30, 2009, we recorded gains of $982,000 and $10.2 million, respectively, as compared to gains of $25.3 million and $30.2 million for the three and nine months ended September 30, 2008, respectively, resulting from the change in fair value of the junior subordinated debentures recorded at fair value. The change in fair value of the junior subordinated debentures carried at fair value in the current year primarily results from the widening of the credit risk adjusted spread over the contractual rate of each junior subordinated debenture measured at fair value. Management believes that the credit risk adjusted spread being utilized is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. In management’s estimation, the change in fair value of the junior subordinated debentures during the current period represents changes in the market’s nonperformance risk expectations and pricing of this type of debt, and not as a result of changes to our entity-specific credit risk. These gains were recorded in gain on junior subordinated debentures carried at fair value within non-interest income. The contractual interest expense on junior subordinated debentures continues to be recorded on an accrual basis and is reported in interest expense. The junior subordinated debentures recorded at fair value of $82.0 million had contractual unpaid principal amounts of $134.0 million outstanding as of September 30, 2009. The junior subordinated debentures recorded at fair value of $92.5 million had contractual unpaid principal amounts of $134.0 million outstanding as of December 31, 2008.

Note 8 – Commitments and Contingencies

Lease Commitments—The Company leases 109 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

Rent expense for the three and nine months ended September 30, 2009 was $3.2 million and $9.5 million, respectively, compared to $3.2 million and $9.5 million in the comparable periods in 2008, respectively. Rent expense was offset by rent income for the three and nine months ended September 30, 2009 of $146,000 and $426,000, respectively, compared to $144,000 and $512,000 in the comparable periods in 2008, respectively.

Financial Instruments with Off-Balance-Sheet Risk—The Company’s financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank’s business and involve elements of credit, liquidity and interest rate risk. The following table presents a summary of the Bank’s commitments and contingent liabilities:

(in thousands)

As of September 30, 2009
Commitments to extend credit	$1,071,409
Commitments to extend overdrafts	$188,220
Commitments to originate loans held for sale	$84,284
Forward sales commitments	$72,500
Standby letters of credit	$56,039

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including international trade finance, commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank has not been required to perform on any financial guarantees but incurred losses of $23,000 in connection with standby letters of credit during the three and nine months ended September 30, 2009. The Bank has not been required to perform on any financial guarantees and did not incur any losses in connection with standby letters of credit during the three and nine months ended September 30, 2008. At September 30, 2009, approximately $34.3 million of standby letters of credit expire within one year, and $21.7 million expire thereafter. Upon issuance, the Company recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. Fees are recognized ratably over the term of the standby letter of credit. The estimated fair value of guarantees associated with standby letters of credit was $131,000 as of September 30, 2009.

At September 30, 2009 and December 31, 2008, the reserve for unfunded commitments, which is included in other liabilities on the Condensed Consolidated Balance Sheets, was $841,000 and $1.0 million, respectively. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amount of commitments, loss experience, and economic conditions.

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

As of September 30, 2009, the value of the Class A shares was $69.11 per share. Utilizing the new conversion ratio effective in July 2009, the value of unredeemed Class A equivalent shares owned by the Company was $18.9 million as of September 30, 2009, and has not been reflected in the accompanying financial statements.

In the ordinary course of business, various claims and lawsuits are brought by and against the Company, the Bank and Umpqua Investments. In the opinion of management, there is no pending or threatened proceeding in which an adverse decision could result in a material adverse change in the Company’s consolidated financial condition or results of operations. Management has considered the potential impact of one or more adverse decisions in the actions brought by Kevin D. Padrick, Trustee of the Summit Accommodators Liquidating Trust and Danae Miller, et al., as described in Part II, Item 1. Based on the allegations in the complaint and our understanding of the relevant facts and circumstances, we believe that the claim is without merit and the Company is vigorously defending the claim. No loss accrual has been made for either of these claims in the accompanying unaudited consolidated financial statements.

Concentrations of Credit Risk—The Company grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington and California. In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 80% of the Company’s loan and lease portfolio at September 30, 2009, and December 31, 2008. Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectibility, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Company’s primary market areas in particular, such as was seen with the deterioration in the residential development market since 2007, could have an adverse impact on the repayment of these loans. Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

Note 9 – Derivatives

The Company may use derivatives to hedge the risk of changes in the fair values of interest rate lock commitments, residential mortgage loans held for sale, and mortgage servicing rights. None of the Company’s derivatives are designated as hedging instruments. Rather, they are accounted for as free-standing derivatives, or economic hedges, with changes in the fair value of the derivatives reported in income. The Company primarily utilizes forward interest rate contracts in its derivative risk management strategy.

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates (“MBS TBAs”) in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position. There were no counterparty default losses on forward contracts in the three and nine months ended September 30, 2009 and 2008. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At September 30, 2009, the Bank had commitments to originate mortgage loans held for sale totaling $84.3 million and forward sales commitments of $72.5 million.

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

The following tables summarize the types of derivatives, separately by assets and liabilities, their locations on the Condensed Consolidated Balance Sheets, and the fair values of such derivatives as of September 30, 2009 and December 31, 2008:

(in thousands)

Underlying Risk Exposure	Description	Balance Sheet Location	September 30, 2009	December 31, 2008
Asset Derivatives
Interest rate contracts	Rate lock commitments	Other assets	$736	$1,170
Interest rate contracts	Forward sales commitments	Other assets	-	151

Total asset derivatives			$736	$1,321

Liability Derivatives
Interest rate contracts	Rate lock commitments	Other liabilities	$3	$3
Interest rate contracts	Forward sales commitments	Other liabilities	560	583

Total liability derivatives			$563	$586

The following table summarizes the types of derivatives, their locations within the Condensed Consolidated Statements of Operations, and the gains (losses) recorded during the three and nine months ended September 30, 2009 and 2008:

(in thousands)

Underlying Risk Exposure	Description	Income Statement Location	Three months ended September 30,
			2009	2008
Interest rate contracts	Rate lock commitments	Mortgage banking revenue	$332	$(182)
Interest rate contracts	Forward sales commitments	Mortgage banking revenue	(956)	281

Total			$(624)	$99

Underlying Risk Exposure	Description	Income Statement Location	Nine months ended September 30,
			2009	2008
Interest rate contracts	Rate lock commitments	Mortgage banking revenue	$(433)	$(318)
Interest rate contracts	Forward sales commitments	Mortgage banking revenue	(649)	583
Interest rate contracts	MSR hedge instruments	Mortgage banking revenue	-	(2,398)

Total			$(1,082)	$(2,133)

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

Note 10 – Shareholders’ Equity

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

The preferred stock bears cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter, in each case, applied to the $1,000 per share liquidation preference, but will only be paid when, as and if declared by the Company’s Board of Directors out of funds legally available therefor. Dividend payments are payable quarterly in arrears on the 15th day of February, May, August and November of each year. In October 2009, the Board declared a dividend in the amount of $2.7 million, which is payable in November 2009. As of September 30, 2009, no dividends on the preferred stock were in arrears.

Under the original terms of the CPP, the preferred stock may only be redeemed within the first three years from the date of issuance with the proceeds from a qualified equity offering that results in aggregate gross proceeds to the Company of not less that 25% of the issue price of the preferred stock. A qualified equity offering means the sale of Tier 1 qualifying perpetual preferred stock or common stock for cash. This requirement was removed under the provisions of the American Recovery and Reinvestment Act of 2009. As a result, the preferred stock, plus all accrued and unpaid dividends, may be redeemed by the Company subject to the approval of the Company’s primary federal bank regulator.

On August 13, 2009, the Company raised $258.7 million through a public offering by issuing 26,538,461 shares of the Company’s common stock, including 3,461,538 shares pursuant to the underwriters’ over-allotment option, at a share price of $9.75 per share. The net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses were $245.7 million. The net proceeds from the offering will qualify as Tier 1 capital and will be used for general corporate purposes, which may include capital to support growth and acquisition opportunities and to position the Company for eventual redemption of preferred stock issued to the U.S. Treasury under the Capital Purchase Program. In connection with the Company’s public offering in the third quarter of 2009, the number of shares of common stock underlying the warrant held by the U.S. Treasury was reduced by 50%, to 1,110,898 shares.

Note 11 – Stock-Based Compensation

The compensation cost related to stock options, restricted stock and restricted stock units (included in salaries and employee benefits) was $391,000 and $1.7 million for the three and nine months ended September 30, 2009, respectively, as compared to $1.2 million and $2.9 million for the three and nine months ended September 30, 2008. The total income tax benefit recognized related to stock based compensation was $157,000 and $678,000 for the three and nine months ended September 30, 2009, respectively, as compared to $468,000 and $1.2 million for the comparable periods in 2008, respectively.

The following table summarizes information about stock option activity for the nine months ended September 30, 2009:

(in thousands, except per share data)

	Nine months ended September 30, 2009
	Options Outstanding	Weighted-Avg Exercise Price	Weighted-Avg Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, beginning of period	1,819	$15.66
Granted	229	$9.34
Exercised	(48)	$5.75
Forfeited/expired	(226)	$16.31

Balance, end of period	1,774	$15.03	5.93	$1,511

Options exercisable, end of period	1,068	$15.77	4.53	$1,221

The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of options exercised during the three and nine months ended September 30, 2009 was $4,000 and $209,000, respectively. This compared to the total intrinsic value of options exercised during the three and nine months ended September 30, 2008 of $167,000 and $637,000, respectively. During the three and nine months ended September 30, 2009, the amount of cash received from the exercise of stock options was $44,000 and $276,000, respectively, as compared to $303,000 and $1.0 million for the same periods in 2008, respectively.

The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. The following weighted average assumptions were used for stock options granted in the nine months ended September 30, 2009 and 2008:

	Nine months ended September 30,
	2009	2008
Dividend yield	2.23%	4.47%
Expected life (years)	7.3	7.3
Expected volatility	46%	33%
Risk-free rate	2.18%	3.36%
Weighted average fair value of options on date of grant	$3.65	$3.25

The Company grants restricted stock periodically as a part of the 2003 Stock Incentive Plan for the benefit of employees. Restricted shares issued generally vest on an annual basis over five years. A deferred restricted stock award was granted to an executive in the second quarter of 2007. The award vests monthly based on continued service in various increments through July 1, 2011. The Company will issue certificates for the vested award within the seventh month following termination of the executive’s employment. The following table summarizes information about non-vested restricted share activity for the nine months ended September 30, 2009:

(in thousands, except per share data)

	Nine months ended September 30, 2009
	Restricted Shares Outstanding	Weighted Average Grant Date Fair Value
Balance, beginning of period	216	$23.42
Granted	23	$9.77
Released	(44)	$23.79
Forfeited/expired	(9)	$22.85

Balance, end of period	186	$21.68

The total fair value of restricted shares vested and released during the three and nine months ended September 30, 2009 was $8,000 and $417,000, respectively. This compares to the total fair value of restricted shares vested and released during the three and nine months ended September 30, 2008 of $134,000 and $628,000, respectively.

The Company grants restricted stock units as a part of the 2007 Long Term Incentive Plan for the benefit of certain executive officers. Restricted stock unit grants are subject to performance-based vesting as well as other approved vesting conditions. In the second quarter of 2007, restricted stock units were granted that cliff vest after three years based on performance and service conditions. In the first quarter of 2008 and 2009, additional restricted stock units were granted to these executives under substantially similar vesting terms. The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the performance and service conditions set forth in the grant agreements. The following table summarizes information about restricted stock unit activity for the nine months ended September 30, 2009:

(in thousands, except per share data)

	Nine months ended September 30, 2009
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance, beginning of period	301	$19.48
Granted	114	$8.01
Released	(23)	$21.33
Forfeited/expired	(57)	$18.98

Balance, end of period	335	$15.54

The total fair value of restricted stock units vested and released during the nine months ended September 30, 2009 was $186,000. No restricted stock units were vested and released during the three month ended September 30, 2009 or the three and nine months ended September 30, 2008.

As of September 30, 2009, there was $1.9 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 3.0 years. As of September 30, 2009, there was $2.7 million of total unrecognized compensation cost related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 2.6 years. As of September 30, 2009, there was $533,000 of total unrecognized compensation cost related to non-vested restricted stock units which is expected to be recognized over a weighted-average period of 1.4 years, assuming expected performance conditions are met.

For the three and nine months ended September 30, 2009, the Company received income tax benefits of $5,000 and $311,000, respectively, related to the exercise of non-qualified employee stock options, disqualifying dispositions on the exercise of incentive stock options, the vesting of restricted shares and the vesting of restricted stock units. For the three and nine months ended September 30, 2008, the Company received income tax benefits of $120,000 and $503,000, respectively. In the nine months ended September 30, 2009, the Company had net tax deficiencies (tax deficiency resulting from tax deductions less than the compensation cost recognized) of $354,000, compared to net tax deficiencies of $159,000 for the nine months ended September 30, 2008. Only cash flows from gross excess tax benefits are classified as financing cash flows.

Note 12 – Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as the Oregon and California state jurisdictions. Except for the California amended returns of an acquired institution for the tax years 2001, 2002, and 2003, and only as it relates to the net interest deduction taken on these amended returns, the Company is no longer subject to U.S. federal tax authority examinations for years before 2006, Oregon state tax authority examinations for years before 2005, and California state tax authority examinations for years before 2004. The Internal Revenue Service concluded an examination of the Company’s U.S. income tax returns for 2003 and 2004 in the second quarter of 2006 and concluded an examination of the Company’s U.S. amended income tax return for 2005 in the third quarter of 2009. The results of these examinations had no significant impact on the Company’s financial statements.

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

The Company adopted the revised provisions of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 740, Income Taxes, relating to the accounting for uncertainty in income taxes on January 1, 2007. Upon the implementation of the revised provisions, the Company recognized no material adjustment in the form of a liability for unrecognized tax benefits. The Company periodically reviews its income tax positions based on tax laws and regulations and financial reporting considerations, and records adjustments as appropriate. This review takes into consideration the status of current taxing authorities’ examinations of the Company’s tax returns, recent positions taken by the taxing authorities on similar transactions, if any, and the overall tax environment.

The Company recorded a liability for unrecognized tax benefits relating to California tax incentives and temporary differences in the amount of $641,180 and $895,303 during 2009 and 2008, respectively. The Company had gross unrecognized tax benefits recorded as of September 30, 2009 in the amount of $1,688,576. If recognized, the unrecognized tax benefit would impact the 2009 annual effective tax rate by .25%. During the first three quarters of 2009, the Company also accrued $174,928 of interest related to unrecognized tax benefits, which is reported by the Company as a component of tax expense. As of September 30, 2009, the accrued interest related to unrecognized tax benefits is $338,492.

Note 13 – Earnings Per Common Share

According to the revised provisions of FASB ASC 260, Earning Per Share, which became effective January 1, 2009, nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are included in the computation of EPS pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Certain of the Company’s nonvested restricted stock awards qualify as participating securities.

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

All prior-period earnings per common share amounts have been retrospectively adjusted to conform to the revised provisions of FASB ASC 260. The impact of the revised provisions reduced diluted earnings per common share by $0.01 for the nine months ended September 30, 2008.

The following is a computation of basic and diluted (loss) earnings per common share for the three and nine months ended September 30, 2009 and 2008:

Earnings per Share

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
NUMERATORS:
Net (loss) income	$(7,144)	$12,387	$(126,684)	$47,214
Preferred stock dividends	3,225	-	9,632	-
Dividends and undistributed earnings allocated to participating securities(1)	7	37	22	149

Net (loss) earnings available to common shareholders	$(10,376)	$12,350	$(136,338)	$47,065

DENOMINATORS:
Weighted average number of common shares outstanding - basic	74,085	60,097	64,878	60,067
Effect of potentially dilutive common shares(2)	-	332	-	333

Weighted average number of common shares outstanding - diluted	74,085	60,429	64,878	60,400

(LOSS) EARNINGS PER COMMON SHARE:
Basic	$(0.14)	$0.21	$(2.10)	$0.78
Diluted	$(0.14)	$0.20	$(2.10)	$0.78

(1)	Represents dividends paid and undistributed earnings allocated to nonvested restricted stock awards.
(2)	Represents the effect of the assumed exercise of warrants, assumed exercise of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units, based on the treasury stock method.

The following table presents the weighted average outstanding securities that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive for the three and nine months ended September 30, 2009 and 2008.

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Stock options	1,778	1,200	1,844	1,133
CPP warrant	1,703	-	2,047	-
Non-participating, nonvested restricted shares	16	25	18	27
Restricted stock units	96	-	111	4

	3,593	1,225	4,020	1,164

Note 14 – Segment Information

The Company operates three primary segments: Community Banking, Mortgage Banking and Retail Brokerage. The Community Banking segment’s principal business focus is the offering of loan and deposit products to business and retail customers in its primary market areas. As of September 30, 2009, the Community Banking segment operated 153 locations throughout Oregon, Northern California and Washington.

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

Summarized financial information concerning the Company’s reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

Segment Information

(in thousands)

	Three Months Ended September 30, 2009
	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated

Interest income	$103,805	$46	$3,237	$107,088
Interest expense	24,463	-	863	25,326

Net interest income	79,342	46	2,374	81,762
Provision for loan and lease losses	52,108	-	-	52,108
Non-interest income	11,525	2,090	4,310	17,925
Non-interest expense	61,964	3,130	3,255	68,349

(Loss) income before income taxes	(23,205)	(994)	3,429	(20,770)
(Benefit from) provision for income taxes	(14,593)	(405)	1,372	(13,626)

Net (loss) income	(8,612)	(589)	2,057	(7,144)
Preferred stock dividends	3,225	-	-	3,225
Dividends and undistributed earnings allocated to participating securities	7	-	-	7

Net (loss) earnings available to common shareholders	$(11,844)	$(589)	$2,057	$(10,376)

	Nine Months Ended September 30, 2009
	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated

Interest income	$306,589	$76	$9,582	$316,247
Interest expense	77,267	-	2,816	80,083

Net interest income	229,322	76	6,766	236,164
Provision for loan and lease losses	140,531	-	-	140,531
Non-interest income	39,117	6,629	14,746	60,492
Non-interest expense	287,753	8,423	10,727	306,903

(Loss) income before income taxes	(159,845)	(1,718)	10,785	(150,778)
(Benefit from) provision for income taxes	(27,713)	(695)	4,314	(24,094)

Net (loss) income	(132,132)	(1,023)	6,471	(126,684)
Preferred stock dividends	9,632	-	-	9,632
Dividends and undistributed earnings allocated to participating securities	22	-	-	22

Net (loss) earnings available to common shareholders	$(141,786)	$(1,023)	$6,471	$(136,338)

	Three Months Ended September 30, 2008
	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated

Interest income	$106,841	$9	$2,872	$109,722
Interest expense	34,841	-	1,173	36,014

Net interest income	72,000	9	1,699	73,708
Provision for loan and lease losses	35,454	-	-	35,454
Non-interest income	33,157	2,442	1,065	36,664
Non-interest expense	54,208	2,195	2,087	58,490

Income before income taxes	15,495	256	677	16,428
Provision for income taxes	3,667	103	271	4,041

Net income	11,828	153	406	12,387
Preferred stock dividends	-	-	-	-
Dividends and undistributed earnings allocated to participating securities	37	-	-	37

Net earnings available to common shareholders	$11,791	$153	$406	$12,350

	Nine Months Ended September 30, 2008
	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated

Interest income	$326,590	$26	$9,272	$335,888
Interest expense	114,561	-	4,064	118,625

Net interest income	212,029	26	5,208	217,263
Provision for loan and lease losses	75,723	-	-	75,723
Non-interest income	76,306	6,925	3,006	86,237
Non-interest expense	147,614	6,428	6,224	160,266

Income before income taxes	64,998	523	1,990	67,511
Provision for income taxes	19,294	207	796	20,297

Net income	45,704	316	1,194	47,214
Preferred stock dividends	-	-	-	-
Dividends and undistributed earnings allocated to participating securities	149	-	-	149

Net earnings available to common shareholders	$45,555	$316	$1,194	$47,065

(in thousands)

	September 30, 2009
	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated

Total assets	$8,962,270	$13,660	$228,416	$9,204,346
Total loans	$5,880,007	$-	$191,035	$6,071,042
Total deposits	$7,198,830	$-	$16,991	$7,215,821

	December 31, 2008
	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated

Total assets	$8,376,734	$7,656	$213,160	$8,597,550
Total loans	$5,951,047	$-	$180,327	$6,131,374
Total deposits	$6,582,440	$-	$6,495	$6,588,935

Note 15 – Fair Value Measurement

The following table presents estimated fair values of the Company’s financial instruments as of September 30, 2009 and December 31, 2008, whether or not recognized or recorded at fair value in the consolidated balance sheets:

(in thousands)

	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$370,985	$370,985	$204,676	$204,676
Trading securities	1,912	1,912	1,987	1,987
Securities available for sale	1,848,482	1,848,482	1,238,712	1,238,712
Securities held to maturity	6,211	6,225	15,812	8,379
Loans held for sale	23,614	23,614	22,355	22,355
Loans and leases, net	5,967,906	5,277,057	6,035,509	5,515,970
Restricted equity securities	15,211	15,211	16,491	16,491
Mortgage servicing rights	11,552	11,552	8,205	8,205
Bank owned life insurance assets	85,984	85,984	83,666	83,666
Derivatives	736	736	1,321	1,321
Visa Class B common stock	-	15,279	-	12,536

FINANCIAL LIABILITIES:
Deposits	$7,215,821	$7,217,808	$6,588,935	$6,605,170
Securities sold under agreement to repurchase	50,031	50,031	47,588	47,588
Term debt	76,329	77,759	206,531	208,998
Junior subordinated debentures, at fair value	81,992	81,992	92,520	92,520
Junior subordinated debentures, at amortized cost	103,269	66,431	103,655	77,426
Derivatives	563	563	586	586

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008:

(in thousands)

	Fair Value at September 30, 2009
Description	Total	Level 1	Level 2	Level 3
Trading securities
Obligations of states and political subdivisions	$440	$440	$-	$-
Equity securities	1,344	1,344	-	-
Other investments securities(1)	128	128	-	-
Available for sale securities
U.S. Treasury and agencies	11,880	-	11,880	-
Obligations of states and political subdivisions	208,925	-	208,925	-
Residential mortgage-backed securities and collateralized mortgage obligations	1,625,515	-	1,625,515	-
Other debt securities	145	-	145	-
Investments in mutual funds and other equity securities	2,017	-	2,017	-
Mortgage servicing rights, at fair value	11,552	-	-	11,552
Derivatives	736	-	736	-

Total assets measured at fair value	$1,862,682	$1,912	$1,849,218	$11,552

Junior subordinated debentures, at fair value	$81,992	$-	$-	$81,992
Derivatives	563	-	563	-

Total liabilities measured at fair value	$82,555	$-	$563	$81,992

	Fair Value at December 31, 2008
Description	Total	Level 1	Level 2	Level 3
Trading securities
Obligations of states and political subdivisions	$1,054	$1,054	$-	$-
Equity securities	803	803	-	-
Other investments securities(1)	130	130	-	-
Available for sale securities
U.S. Treasury and agencies	31,226	-	31,226	-
Obligations of states and political subdivisions	179,585	-	179,585	-
Residential mortgage-backed securities and collateralized mortgage obligations	1,025,295	-	1,025,295	-
Other debt securities	634	-	634	-
Investments in mutual funds and other equity securities	1,972	-	1,972	-
Mortgage servicing rights, at fair value	8,205	-	8,205	-
Derivatives	1,321	-	1,321	-

Total assets measured at fair value	$1,250,225	$1,987	$1,248,238	$-

Junior subordinated debentures, at fair value	$92,520	$-	$-	$92,520
Derivatives	586	-	586	-

Total liabilities measured at fair value	$93,106	$-	$586	$92,520

(1)	Principally represents U.S. Treasury and agencies or residential mortgage-backed securities issued or guaranteed by governmental agencies.

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

Restricted Equity Securities—The carrying value of restricted equity securities approximates fair value as the shares can only be redeemed by the issuing institution at par.

Mortgage Servicing Rights—The fair value of mortgage servicing rights is estimated using a discounted cash flow model. Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income. This model is periodically validated by an independent external model validation group. The model assumptions and the MSR fair value estimates are also compared to observable trades of similar portfolios as well as to MSR broker valuations and industry surveys, as available. Due to the limited observability of all significant inputs utilized in the valuation model, particularly the discount rate and projected constant prepayment rate, and how changes in these assumptions could potentially impact the ending valuation of this asset, as well as the lack of readily available quotes or observable trades of similar assets in the current period, we have classified this as a Level 3 fair value measure in the third quarter of 2009. The transfer into Level 3 did not result in any changes in the methodology applied or the amount of realized or unrealized gains or losses recognized in the period. Management believes the significant inputs utilized are indicative of those that would be used by market participants.

Bank Owned Life Insurance Assets— Fair values of insurance policies owned are based on the insurance contract’s cash surrender value.

Deposits—The fair value of deposits with no stated maturity, such as non-interest-bearing deposits, savings and interest checking accounts, and money market accounts, is equal to the amount payable on demand as of September 30, 2009 and December 31, 2008. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

Junior Subordinated Debentures—The fair value of junior subordinated debentures is estimated using an income approach valuation technique. The ending carrying (fair) value of the junior subordinated debentures measured at fair value represents the estimated amount that would be paid to transfer these liabilities in an orderly transaction amongst market participants. Due to the increasing credit concerns in the capital markets and inactivity in the trust preferred markets that have limited the observability of market spreads, we have classified this as a Level 3 fair value measure since the third quarter of 2008. In the second quarter of 2009, due to continued inactivity in the junior subordinated debenture and related markets and clarified guidance relating to the determination of fair value when the volume and level of activity for an asset or liability have significantly decreased or where transactions are not orderly, management evaluated and determined to rely on a third-party pricing service to estimate the fair value of these liabilities. The pricing service utilizes an income approach valuation technique, specifically an option-adjusted spread (“OAS”) valuation model. This OAS model values the cash flows over multiple interest rate scenarios and discounts these cash flows using a credit risk adjustment spread over the three month LIBOR swap curve. Prior to the second quarter of 2009, we estimated the fair value of junior subordinated debentures using an internal discounted cash flow model. The OAS model currently being utilized is more sophisticated and computationally intensive than the model previously used; however, the models react similarly to changes in the underlying inputs, and the results are considered comparable.

Derivative Instruments—The fair value of the derivative instruments is estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate.

Visa Class B Common Stock—The fair value of Visa Class B common stock is estimated by applying a 19% discount to the value of the unredeemed Class A equivalent shares. The discount is determined by a third-party and primarily represents the risk related to the further potential reduction of the conversion ratio between Class B and Class A shares and a liquidity risk premium.

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2009 and 2008. The amount included in the “Transfers into Level 3” column represents the beginning balance of an item in the period for which it is designated as a Level 3 fair value measure.

(in thousands)

Three months ended September 30,	Beginning Balance	Change included in earnings	Purchases, issuances and settlements	Transfers into Level 3	Ending Balance	Net change in unrealized gains or losses relating to items held at end of period
2009
Mortgage servicing rights	$-	$(802)	$1,723	$10,631	$11,552	$(349)
Junior subordinated debentures	83,036	109	(1,153)	-	81,992	109

2008
Junior subordinated debentures	$-	$(23,470)	$(1,822)	$126,539	$101,247	$(23,470)

(in thousands)

Nine months ended September 30,	Beginning Balance	Change included in earnings	Purchases, issuances and settlements	Transfers into Level 3	Ending Balance	Net change in unrealized gains or losses relating to items held at end of period
2009
Mortgage servicing rights	$-	$(802)	$1,723	$10,631	$11,552	$(349)
Junior subordinated debentures	92,520	(6,360)	(4,168)	-	81,992	(6,360)

2008
Junior subordinated debentures	$-	$(23,470)	$(1,822)	$126,539	$101,247	$(23,470)

Gains (losses) on mortgage servicing rights carried at fair value are recorded in mortgage banking revenue within other non-interest income. Gains resulting from the widening of the credit risk adjusted spread and changes in the three month LIBOR swap curve are recorded as gains on junior subordinated debentures carried at fair value within other non-interest income. The contractual interest expense on the junior subordinated debentures is recorded on an accrual basis as interest on junior subordinated debentures within interest expense. Settlements represent the payment of accrued interest that is embedded in the fair value of the liability.

Management believes that the credit risk adjusted spread being utilized is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt, and not as a result of changes to our entity-specific credit risk. The widening of the credit risk adjusted spread above the Company’s contractual spreads has primarily contributed to the positive fair value adjustments. Future contractions in the credit risk adjusted spread relative to the spread currently utilized to measure the Company’s junior subordinated debentures at fair value as of September 30, 2009, or the passage of time, will result in negative fair value adjustments. Generally, an increase in the credit risk adjusted spread and/or a decrease in the three month LIBOR swap curve will result in positive fair value adjustments. Conversely, a decrease in the credit risk adjusted spread and/or an increase in the three month LIBOR swap curve will result in negative fair value adjustments.

Additionally, from time to time, certain assets are measured at fair value on a nonrecurring basis. These adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following table presents information about the Company’s assets and liabilities measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting period. The amounts disclosed below represent the fair values at the time the nonrecurring fair value measurements were made, and not necessarily the fair value as of the dates reported upon.

(in thousands)

	September 30, 2009
Description	Total	Level 1	Level 2	Level 3
Investment securities, held to maturity
Residential mortgage-backed securities and collateralized mortgage obligations	$2,937	$-	$-	$2,937
Loans and leases	81,737	-	-	81,737
Goodwill	607,307	-	-	607,307
Other real estate owned	6,916	-	-	6,916

	$698,897	$-	$-	$698,897

	December 31, 2008
Description	Total	Level 1	Level 2	Level 3
Investment securities, held to maturity
Residential mortgage-backed securities and collateralized mortgage obligations	$169	$-	$-	$169
Other debt securities	150	-	-	150
Loans and leases	65,752	-	-	65,752
Goodwill	2,715	-	-	2,715
Other real estate owned	4,251	-	-	4,251

	$73,037	$-	$-	$73,037

The following table presents the losses resulting from nonrecurring fair value adjustments for the three and nine months ended September 30, 2009 and 2008:

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Investment securities, held to maturity
Residential mortgage-backed securities and collateralized mortgage obligations	$4	$2,226	$9,520	$2,226
Other debt securities	-	225	-	225
Loans and leases	46,671	16,233	125,981	57,147
Goodwill	-	-	111,952	-
Other real estate owned	4,595	800	7,171	2,432

Total loss from nonrecurring measurements	$51,270	$19,484	$254,624	$62,030

The investment securities held to maturity above represent 29 non-agency collateralized mortgage obligations where other-than-temporary impairment (“OTTI”) has been identified and the investments have been adjusted to fair value. The fair value of these investments securities were obtained from third-party pricing services using matrix or model pricing methodologies and were corroborated by broker indicative bids. While we do not expect to recover the entire amortized cost basis of these securities, as we intend to hold these securities to maturity and it is not likely that we will be required to sell these securities before maturity, only the credit loss component of the impairment is recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. The remaining impairment loss related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to a separate component other comprehensive income (“OCI”). We estimate the cash flows of the underlying collateral within each security considering credit, interest and prepayment risk models that incorporate management’s estimate of projected key assumptions including prepayment rates, collateral default rates and loss severity. Assumptions utilized vary from security to security, and are influenced by factors such as loan interest rates, geographic location, borrower characteristics and vintage, and historical experience. We then use a third party to obtain information about the structure of each security, including subordination and other credit enhancements, in order to determine how the underlying collateral cash flows will be distributed to each security issued in the structure. These cash flows are then discounted at the interest rate used to recognize interest income on each security.

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

The goodwill amount above represents the Community Banking reporting segment for which goodwill has been adjusted to fair value. The Company engaged an independent valuation consultant to assist the Company estimate the fair value of the Community Banking reporting unit in step one of the goodwill impairment test. We utilized a variety of valuation techniques to analyze and measure the estimated fair value of the reporting unit under both the income and market valuation approach. Under the income approach, the fair value of the reporting unit is determined by projecting future earnings for five years, utilizing a terminal value based on expected future growth rates, and applying a discount rate reflective of current market conditions. The estimation of forecasted earning uses management’s best estimates of economic and market conditions over the projected periods and considers estimated growth rates in loans and deposits and future expected changes in net interest margins. Various market-based valuation approaches are utilized and include applying market price to earnings, core deposit premium, and tangible book value multiples as observed from relevant, comparable peer companies of the reporting unit. We also valued the reporting unit by applying an estimated control premium to the market capitalization. Weightings are assigned to each of the aforementioned model results, judgmentally allocated based on the observability and reliability of the inputs, to arrive at a final fair value estimate of the reporting unit. In step two of the goodwill impairment test, we calculated the fair value for the reporting unit’s assets and liabilities, as well as its unrecognized identifiable intangible assets, such as the core deposit intangible and trade name, in order to determine the implied fair value of goodwill. Fair value adjustments to items on the balance sheet primarily related to investment securities held to maturity, loans, other real estate owned, Visa Class B common stock, deferred taxes, deposits, term debt, and junior subordinated debentures carried at amortized cost. The external valuation specialist assisted management to estimate the fair value of our unrecognized identifiable assets, such as the core deposit intangible and trade name. Information relating to our methodologies for estimating the fair value of financial instruments is described above. Additional discussion relating to the significant assumptions utilized by management to estimate fair value in the second step of our goodwill impairment analysis, including the loans receivable portfolio and non-financial instruments, can be found in Note 16 of the Notes to Condensed Consolidated Financial Statements. Through this process, the Company determined that the implied fair value of the reporting unit’s goodwill was less than its carrying amount, and as a result, we recognized a goodwill impairment charge equal to that deficit.

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

Note 16 – Goodwill

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

The most significant fair value adjustment made in this analysis was to adjust the carrying value of the Company’s loans receivable portfolio to fair value. The fair value of the Company’s loan receivable portfolio at June 30, 2009 was estimated in a manner similar to methodology utilized as part of the December 31, 2008 goodwill impairment evaluation. As part of the December 31, 2008 loan valuation, the loan portfolio was stratified into sixty-eight loan pools that shared common characteristics, namely loan type, payment terms, and whether the loans were performing or non-performing. Each loan pool was discounted at a rate that considers current market interest rates, credit risk, and assumed liquidity premiums required based upon the nature of the underlying pool. Due to the disruption in the financial markets experienced during 2008 and continuing through 2009, the liquidity premium reflects the reduction in demand in the secondary markets for all grades of non-conforming credit, including those that are performing. Liquidity premiums for individual loan categories generally ranged from 4.6% for performing loans to 30% for construction and non-performing loans. At December 31, 2008, the fair value of the overall loan portfolio was calculated to be at a 9% discount relative to its book value. The composition of the loan portfolio at June 30, 2009, including loan type and performance indicators, was substantially similar to the loan portfolio at December 31, 2008. At June 30, 2009, the fair value of the loan portfolio was estimated to be at a 12% discount relative to its carrying value. The additional discount is primarily attributed to the additional liquidity premium required as of the measurement date associated with the Company’s concentration of commercial real estate loans.

Other significant fair value adjustments utilized in this goodwill impairment analysis were as follows. The value of the core deposit intangible asset was calculated as 0.53% of core deposits, which includes all deposits except certificates of deposit. The carrying value of other real estate owned was discounted by 25%, representing a liquidity adjustment given the current market conditions. The fair value of our trade name, which represents the competitive advantage associated with our brand recognition and ability to attract and retain relationships, was estimated to be $19.3 million. The fair value of our junior subordinated debentures carried at amortized cost was determined in a manner and utilized inputs, primarily the credit risk adjusted spread, consistent with our methodology for determining the fair value of junior subordinated debentures recorded at fair value. Information relating to our methodologies for estimating the fair value of financial instruments that were adjusted to fair value as part of this analysis, including the Visa Class B common stock, deposits, term debt, and junior subordinated debentures, is included in Note 15 of the Notes to Condensed Consolidated Financial Statements.

Based on the results of the step two analysis, the Company determined that the implied fair value of the goodwill was less than its carrying amount on the Company’s balance sheet, and as a result, recognized a goodwill impairment loss of $112.0 million in the second quarter of 2009. This write-down of goodwill is a non-cash charge that does not affect the Company’s or the Bank’s liquidity or operations. In addition, because goodwill is excluded in the calculation of regulatory capital, the Company’s “well-capitalized” capital ratios are not affected by this charge.

The Company evaluated goodwill for impairment as of September 30, 2009. The first step of the goodwill impairment test indicated that the reporting unit’s fair value was less than its carrying value. In the second step of the goodwill impairment test, the implied fair value of goodwill exceeded the carrying value of goodwill, therefore no further impairment was recognized in the third quarter of 2009. The significant assumptions and methodology utilized to test for goodwill impairment as of September 30, 2009 were substantially similar to those used in the June 30, 2009 evaluation.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. These statements may include statements that expressly or implicitly predict future results, performance or events. Statements other than statements of historical fact are forward-looking statements. In addition, the words “anticipates,” “expects,” believes,” “estimates” and “intends” and words or phrases of similar meaning identify forward-looking statements. We make forward-looking statements regarding projected sources of funds, adequacy of our allowance for loan and lease losses and provision for loan and lease losses, dividends, the commercial real estate portfolio and subsequent charge-offs. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the control of Umpqua. Risks and uncertainties include those set forth in our filings with the SEC and the following factors that might cause actual results to differ materially from those presented:

•	Our ability to attract new deposits and loans
•	Demand for financial services in our market areas
•	Competitive market pricing factors
•	Deterioration in economic conditions that could result in increased loan and lease losses
•	Risks associated with concentrations in real estate related loans
•	Market interest rate volatility
•	Stability of funding sources and continued availability of borrowings
•	Changes in legal or regulatory requirements or the results of regulatory examinations that could restrict growth
•	Our ability to recruit and retain certain key management and staff
•	Risks associated with merger and acquisition integration
•	Significant decline in the market value of the Company that could result in an impairment of goodwill
•	Our ability to raise capital or incur debt on reasonable terms
•	Regulatory limits on the Bank’s ability to pay dividends to the Company
•	Effectiveness of the Emergency Economic Stabilization Act of 2008 (the “EESA”) and other legislative and regulatory efforts to help stabilize the U.S. financial markets
•	Future legislative or administrative changes to the TARP Capital Purchase Program enacted under the EESA
•

The impact of the EESA and the American Recovery and Reinvestment Act (“ARRA”) and related rules and regulations on the Company’s business operations and competitiveness, including the impact of executive compensation restrictions, which may affect the Company’s ability to retain and recruit executives in competition with other firms who do not operate under those restrictions.

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

Executive Overview

Significant items for the third quarter of 2009 were as follows:

•

In August 2009, the Company raised $258.7 million through a public offering by issuing 26,538,461 shares of common stock. After deducting underwriting discounts and commissions and offering expenses, net proceeds to the Company were $245.7 million. The proceeds from the offering qualify as Tier 1 capital and will be used for general corporate purposes.

•

Net loss per diluted common share was $0.14 and $2.10 for the three and nine months ended September 30, 2009, as compared to earnings per diluted common share of $0.20 and $0.78 for the three and nine months ended September 30, 2008. Operating loss per diluted common share, defined as earnings available to common shareholders before merger related expenses, net of tax, and goodwill impairment divided by the same diluted share total used in determining diluted earnings per common share, was $0.14 and $0.37 for the three and nine months ended September 30, 2009, as compared to operating income per diluted common share of $0.20 and $0.78 for the three and nine months ended September 30, 2008. Operating income per diluted share is considered a “non-GAAP” financial measure. More information regarding this measurement and reconciliation to the comparable GAAP measurement is provided under the heading Results of Operations—Overview below.

•

Non-performing assets decreased to $156.0 million, or 1.70% of total assets, as of September 30, 2009, as compared to $161.3 million, or 1.88% of total assets as of December 31, 2008. Non-performing loans decreased to $129.3 million, or 2.13% of total loans, as of September 30, 2009, as compared to $133.4 million, or 2.18% of total loans, as of December 31, 2008. Non-accrual loans have been written-down to their estimated net realizable values.

•

Net charge-offs were $47.3 million for the three months ended September 30, 2009, or 3.07% of average loans and leases (annualized), as compared to net charge-offs of $15.2 million, or 0.98% of average loans and leases (annualized), for the three months ended September 30, 2008. Net charge-offs were $133.3 million for the nine months ended September 30, 2009, or 2.91% of average loans and leases (annualized), as compared to net charge-offs of $66.6 million, or 1.46% of average loans and leases (annualized), for the nine months ended September 30, 2008.

•

The provision for loan and lease losses was $52.1 million and $140.5 million for the three and nine months ended September 30, 2009, respectively, as compared to the $35.5 million and $75.7 million recognized for the three and nine months ended September 30, 2008, respectively. This resulted from the increase in net charge-offs and non-performing loans, and downgrades within the portfolio between the two periods.

•

We recorded gains of $982,000 and $10.2 million representing the change in fair value on our junior subordinated debentures measured at fair value in the three and nine months ended September 30, 2009, respectively, compared to gains of $25.3 million and $30.2 million in the three and nine months ended September 30, 2008, respectively. The gains recognized during these periods primarily resulted from the widening of the credit risk adjusted rate spread above the Company’s contractual spreads.

•

Mortgage banking revenue was $4.3 million and $14.6 million for the three and nine months ended September 30, 2009, respectively, compared to $1.0 million and $2.8 million for the three and nine months ended September 30, 2008. Closed mortgage volume increased 127% in the current year-to-date over the prior year same period due to a significant increase in purchase and refinancing activity, resulting from historically low mortgage interest rates. Additionally, the prior period’s revenue includes a $2.4 million charge on an ineffective mortgage servicing right (“MSR”) hedge, which has been suspended, due to widening spreads and price declines that were not offset by a corresponding gain in the related MSR asset.

•

Net loss on investment securities of $1.1 million for the nine months ended September 30, 2009 includes other-than-temporary impairment (“OTTI”) charges of $9.8 million, which primarily relate to non-agency collateralized mortgage obligations. The impairment charge was offset by gains on the sale of securities of $8.7 million.

•

FDIC assessments increased to $3.3 million and $12.6 million for the three and nine months ended September 30, 2009, respectively, compared to $1.3 million and $3.8 million for the three and nine months ended September 30, 2008, respectively. These increases result from an industry-wide increase in assessment rates and a $4.0 million special assessment incurred in the second quarter of 2009 imposed by the FDIC in efforts to rebuild the Deposit Insurance Fund.

•

Net interest margin, on a tax equivalent basis, decreased to 4.05% and 4.11% for the three and nine months ended September 30, 2009, respectively, compared to 4.12% and 4.08% for the same periods a year ago. The decrease in net interest margin resulted from holding higher levels of interest bearing cash, which bear lower yields than other interest earning assets, and interest reversals resulting from new non-accrual loans. Excluding interest reversals on loans of $1.2 million and $3.0 million for the three and nine months ended September 30, 2009, net interest margin would have increased 6 basis points to 4.11% and increased 5 basis points to 4.16%, respectively.

•	Total risk based capital increased to 17.6% as of September 30, 2009, compared to 14.6% as of December 31, 2008, primarily due to the successful public stock offering completed in August 2009.

•

Total gross loans and leases were $6.1 billion as of September 30, 2009, a decrease of $60.3 million, or 1.3% annualized, as compared to December 31, 2008. This decrease is principally attributable to charge-offs of $135.4 million and transfers to other real estate owned of $34.4 million, offset by net loan originations of $101.5 million during the period.

•

Total deposits were $7.2 billion as of September 30, 2009, an increase of $626.9 million, or 12.7% annualized, as compared to December 31, 2008. Excluding the deposits acquired through the FDIC-assisted purchase and assumption of the Bank of Clark County, the organic deposit growth rate was 9.3% annualized. Deposits increased $401.1 million in the third quarter of 2009 as a result of successful summer season deposit promotions.

•

Total consolidated assets were $9.2 billion as of September 30, 2009, representing an increase of $606.8 million compared to December 31, 2008. The increase is primarily attributable to the increase in deposits and the proceeds received from the public offering of common stock in the third quarter of 2009.

•	Cash dividends declared in the third quarter of 2009 were $0.05 per common share, consistent with the amounts declared since the fourth quarter of 2008.

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

Management believes that the ALLL was adequate as of September 30, 2009. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 80% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses. Over the last two years, there has been deterioration in the residential development market which has led to an increase in non-performing loans and the allowance for loan and lease losses. A continued deterioration in this market or deterioration in other segments of our loan portfolio, such as commercial real estate or commercial construction, may lead to additional charges to the provision for loan and lease losses.

Mortgage Servicing Rights (“MSR”)

In accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 860, Transfers and Servicing, the Company determines its classes of servicing assets based on the asset type being serviced along with the methods used to manage the risk inherent in the servicing assets, which includes the market inputs used to value the servicing assets. The Company elected to measure its residential mortgage servicing assets at fair value and to report changes in fair value through earnings. Fair value adjustments encompass market-driven valuation changes and the runoff in value that occurs from the passage of time, which are separately reported. Under the fair value method, the MSR, net, is carried in the balance sheet at fair value and the changes in fair value are reported in earnings under the caption mortgage banking revenue in the period in which the change occurs.

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

Valuation of Goodwill and Intangible Assets

At September 30, 2009, we had $641.8 million in goodwill and other intangible assets as a result of business combinations. Goodwill and other intangible assets with indefinite lives are not amortized but instead are periodically tested for impairment. Management performs an impairment analysis for the intangible assets with indefinite lives on an annual basis as of December 31. Additionally, goodwill and other intangible assets with indefinite lives are evaluated on an interim basis when events or circumstance indicate impairment potentially exists. As a result of the year-end analysis in 2008, management determined that there was a $1.0 million impairment related to the Retail Brokerage reporting segment as of December 31, 2008, which resulted from the Company’s evaluation following the departure of certain Umpqua Investments financial advisors. The valuation of the impairment at the Retail Brokerage operating segment was determined using an income approach by discounting cash flows of forecasted earnings. The remaining balance of goodwill and other intangible assets relate to the Community Banking reporting segment. The Company performed a goodwill impairment analysis of the Community Banking reporting segment as of June 30, 2009, due to a further decline in the Company’s market capitalization below the book value of equity and continued weakness in the banking industry. The Company engaged an independent valuation consultant to assist us in determining whether and to what extent our goodwill asset was impaired. The valuation of the reporting unit was determined using discounted cash flows of forecasted earnings, estimated sales price multiples based on recent observable market transactions and market capitalization based on current stock price. The results of the Company’s and valuation specialist’s step one test indicated that the reporting unit’s fair value was less than its carrying value, and therefore the Company performed a step two analysis. In the step two analysis, we calculated the fair value for the reporting unit’s assets and liabilities, as well as its unrecognized identifiable intangible assets, such as the core deposit intangible and trade name, in order to determine the implied fair value of goodwill. Fair value adjustments to items on the balance sheet primarily related to investment securities held to maturity, loans, other real estate owned, Visa Class B common stock, deferred taxes, deposits, term debt, and junior subordinated debentures. Based on the results of the step two analysis, the Company determined that the implied fair value of the goodwill was greater than its carrying amount on the Company’s balance sheet, and as a result, recognized a goodwill impairment loss of $112.0 million. This write-down of goodwill is a non-cash charge that does not affect the Company’s or the Bank’s liquidity or operations. In addition, because goodwill is excluded in the calculation of regulatory capital, the Company’s “well-capitalized” capital ratios are not affected by this charge. The Company evaluated the Community Banking reporting segment as of September 30, 2009. Step one of the goodwill impairment test indicated that the reporting unit’s fair value continued to be less than its carrying value, therefore the Company performed a step two analysis. In the step two analysis, the implied fair value fair value of goodwill exceeded the carrying value of goodwill, therefore no impairment was recognized in the current quarter. The impairment analysis requires management to make subjective judgments. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures, technology, changes in discount rates and specific industry and market conditions. There can be no assurance that changes in circumstances, estimates or assumption may result in additional impairment of all, or some portion of, goodwill.

Stock-based Compensation

Consistent with the provisions of FASB ASC 718, Stock Compensation, a revision to the previously issued guidance on accounting for stock options and other forms of equity-based compensation, we recognize expense for the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). The requisite service period may be subject to performance conditions. The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. Management assumptions utilized at the time of grant impact the fair value of the option calculated under the Black-Scholes methodology, and ultimately, the expense that will be recognized over the life of the option. Additional information is included in Note 11 of the Notes to Condensed Consolidated Financial Statements.

Fair Value

FASB ASC 820, FairValue Measurements and Disclosures, which among other things, requires enhanced disclosures about financial instruments carried at fair value. FASB ASC 820 establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction. See Note 15 of the Notes to Condensed Consolidated Financial Statements for additional information about the level of pricing transparency associated with financial instruments carried at fair value.

Recent Accounting Pronouncements

In December 2007, FASB revised FASB ASC 805, Business Combinations. FASB ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquired entity and the goodwill acquired. Furthermore, acquisition-related and other costs will now be expensed rather than treated as cost components of the acquisition. FASB ASC 805 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The revision to this guidance applies prospectively to business combinations for which the acquisition date occurs on or after January 1, 2009. We do not expect the adoption of revised FASB ASC 805 will have a material impact on our consolidated financial statements as related to business combinations consummated prior to January 1, 2009. The adoption of these revisions will increase the costs charged to operations for acquisitions consummated on or after January 1, 2009.

In December 2007, FASB amended FASB ASC 810, Consolidation. This amendment establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The standard also requires additional disclosures that clearly identify and distinguish between the interest of the parent’s owners and the interest of the noncontrolling owners of the subsidiary. This statement is effective on January 1, 2009 for the Company, to be applied prospectively. The impact of adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2008, FASB amended FASB ASC 260, Earnings per Share. This amendment concluded that nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This amendment is effective for fiscal years beginning after December 15, 2008, to be applied retrospectively. Certain of the Company’s nonvested restricted stock awards qualify as participating securities as described under this amendment. The adoption of this provision reduced both basic and diluted earnings per common share by $0.01 for the year ended December 31, 2007.

In January 2009, FASB amended FASB ASC 325-40, Investments—Other. This amendment addressed certain practice issues related to the recognition of interest income and impairment on purchased beneficial interests and beneficial interests that continue to be held by a transferor in securitized financial assets, by making its other-than-temporary impairment (“OTTI”) assessment guidance consistent with FASB ASC 320, Investments—Debt and Equity Securities. The amendment removes the reference to the consideration of a market participant’s estimates of cash flows and instead requires an assessment of whether it is probable, based on current information and events, that the holder of the security will be unable to collect all amounts due according to the contractual terms. If it is probable that there has been an adverse change in estimated cash flows, an OTTI is deemed to exist, and a corresponding loss shall be recognized in earnings equal to the entire difference between the investment’s carrying value and its fair value at the balance sheet date of the reporting period for which the assessment is made. This amendment became effective for interim and annual reporting periods ending after December 15, 2008, and is applied prospectively. The impact of adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, FASB amended FASB ASC 820, Fair Value Measurements and Disclosures, to address issues related to the determination of fair value when the volume and level of activity for an asset or liability has significantly decreased, and identifying transactions that are not orderly. The revisions affirm the objective that fair value is the price that would be received to sell an asset in an orderly transaction (that is not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions, even if the market is inactive. The amendment provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have decreased significantly. It also provides guidance on identifying circumstances that indicate a transaction is not orderly. If determined that a quoted price is distressed (not orderly), and thereby not representative of fair value, the entity may need to make adjustments to the quoted price or utilize an alternative valuation technique (e.g. income approach or multiple valuation techniques) to determine fair value. Additionally, an entity must incorporate appropriate risk premium adjustments, reflective of an orderly transaction under current market conditions, due to uncertainty in cash flows. The revised guidance requires disclosures in interim and annual periods regarding the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. It also requires financial institutions to disclose the fair values of investment securities by major security type. The changes are effective for the interim reporting period ending after June 15, 2009, and are to be applied prospectively. The adoption of these amendments impacted the Company’s determination of fair value related to our junior subordinated debentures measured at fair value. As of March 31, 2009, prior to the adoption of these amendments, we discounted these liabilities by the current three month LIBOR plus a credit risk adjusted spread of 500 basis points. Due to the lack of observable, orderly transactions, of either new issuances or trades, we estimated that a market participant would utilize a credit risk adjusted spread of 500 basis points if an actual market transaction in an active market were to take place for an entity with comparable nonperformance risk. The amendments clarify that a fair value measurement shall assume a risk premium market participants would require at a measurement date under current market conditions, even if the market is inactive. With the assistance of a third-party pricing service, we determined that a credit risk adjusted spread of 675 basis points would be representative of the nonperformance risk premium a market participant would require under current market conditions as of June 30, 2009. In accordance with the guidance, this is accounted for as a change in accounting estimate. This increase in the credit risk adjusted spread is the primary factor resulting in the $8.6 million gain on junior subordinated debentures carried at fair value recognized in the three months ending June 30, 2009. The effect of these amendments did not have a significant impact on the fair value measurement of any other assets or liabilities.

In April 2009, FASB revised FASB ASC 320, Investments—Debt and Equity Securities, to change the OTTI model for debt securities. Previously, an entity was required to assess whether it has the intent and ability to hold a security to recovery in determining whether an impairment of that security is other-than-temporary. If the impairment was deemed other-than-temporarily impaired, the investment was written-down to fair value through earnings. Under the revised guidance, OTTI is triggered if an entity has the intent to sell the security, it is likely that it will be required to sell the security before recovery, or if the entity does not expect to recover the entire amortized cost basis of the security. If the entity intends to sell the security or it is likely it will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the entity does not intend to sell the security and it is not likely that the entity will be required to sell the security but the entity does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings as an OTTI. The credit loss is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected of a security. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment loss related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, would be recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are to be presented as a separate category within OCI. For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the OTTI amount recorded in OCI will increase the carrying value of the investment, and would not affect earnings. If there is an indication of additional credit losses the security is reevaluated accordingly based on the procedures described above. Upon adoption of the revised guidance, the noncredit portion of previously recognized OTTI shall be reclassified to accumulated OCI by a cumulative-effect adjustment to the opening balance of retained earnings. These revisions became effective in the interim reporting period ending after June 15, 2009. Upon adoption of this guidance the Company analyzed the securities for which OTTI had been previously recognized and determined that as of the adoption date such losses were credit related. As such, there was no cumulative effect adjustment to the opening balance of retained earnings or a corresponding adjustment to accumulated OCI.

In April 2009, FASB revised FASB ASC 825, Financial Instruments, to require fair value disclosures in the notes of an entity’s interim financial statements for all financial instruments, whether or not recognized in the statement of financial position. This revision became effective for the interim reporting period ending after June 15, 2009. The adoption of the revised increased interim financial statement disclosures and did not impact on the Company’s consolidated financial statements.

In May 2009, FASB amended FASB ASC 855, Subsequent Events. The updated guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The revisions should not result in significant changes in the subsequent events that an entity reports, either through recognition or disclosure in its financial statements. It does require disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. We adopted the provisions of this guidance for the interim period ended June 30, 2009, and the impact of adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2009, FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an Amendment of FASB Statement No. 140. This statement has not yet been codified into the FASB ASC. SFAS No. 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This statement is effective for annual reporting periods beginning after November 15, 2009, and for interim periods therein. The Company is currently evaluating the impact of the adoption of SFAS No. 166.

In June 2009, FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This statement has not yet been codified into the FASB ASC. SFAS No. 167 eliminates FASB Interpretations 46(R) (“FIN 46(R)”) exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS No. 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying FIN 46(R) provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. This statement requires additional disclosures regarding an entity’s involvement in a variable interest entity. This statement is effective for annual reporting periods beginning after November 15, 2009, and for interim periods therein. The Company is currently evaluating the impact of the adoption of SFAS No. 167.

In June 2009, FASB codified FASB ASC 105, Generally Accepted Accounting Principles, to establish the FASB ASC (the “Codification”). The Codification is not expected to change U.S. GAAP, but combines all authoritative standards into a comprehensive, topically organized online database. Following this guidance, the Financial Accounting Standards Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) to update the Codification. After the launch of the Codification on July 1, 2009 only one level of authoritative U.S. GAAP for non governmental entities will exist, other than guidance issued by the Securities and Exchange Commission. This statement is effective for interim and annual reporting periods ending after September 15, 2009. The adoption of the FASB ASC 105 did not have any impact on the Company’s consolidated financial statements, and only affects how the Company’s references authoritative accounting guidance going forward.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value. This update amends FASB ASC 820, Fair Value Measurements and Disclosure, in regards to the fair value measurement of liabilities. FASB ASC 820 clarifies that in circumstances in which a quoted price for a identical liability in an active market in not available, a reporting entity shall utilize one or more of the following techniques: i) the quoted price of the identical liability when traded as an asset, ii) the quoted price for a similar liability or a similar liability when traded as an asset, or iii) another valuation technique that is consistent with the principles of FASB ASC 820. In all instances a reporting entity shall utilize the approach that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs. Also, when measuring the fair value of a liability a reporting entity shall not include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update is effective for the Company in the fourth quarter of 2009. We do not expect the adoption of FASB ASU 2009-05 will have a material impact on the Company’s consolidated financial statements.

RESULTS OF OPERATIONS

OVERVIEW

For the three months ended September 30, 2009, net loss available to common shareholders was $10.4 million, or $0.14 per diluted common share, as compared to net earnings available to common shareholders of $12.4 million, or $0.20 per diluted common share for the three months ended September 30, 2008. For the nine months ended September 30, 2009, net loss available to common shareholders was $136.3 million, or $2.10 per diluted common share, as compared to net income available to common shareholders of $47.1 million, or $0.78 per diluted common share for the nine months ended September 30, 2008. The decrease in net income for the three and nine months ended September 30, 2009 compared to the same periods of the prior year is principally attributable to increased provision for loan losses, decreased non-interest income, increased non-interest expense and increased preferred stock dividends, partially offset by increased net interest income. Non-interest expense in the nine months ended September 30, 2009 includes a goodwill impairment charge recognized in the second quarter of $112.0 million related to the Community Banking operating segment. We assumed the insured non-brokered deposit balances and certain other assets of the Bank of Clark County on January 16, 2009 and the results of the acquired operations are included in our financial results starting on January 17, 2009.

We incur significant expenses related to the completion and integration of mergers. Additionally, we may recognize goodwill impairment losses that have no direct effect on the Company’s or the Bank’s cash balances, liquidity, or regulatory capital ratios. Accordingly, we believe that our operating results are best measured on a comparative basis excluding the impact of merger-related expenses, net of tax, and other charges related to business combinations such as goodwill impairment charges. We define operating income as earnings available to common shareholders before merger related expenses, net of tax, and goodwill impairment, and we calculate operating income per diluted share by dividing operating income by the same diluted share total used in determining diluted earnings per common share (see Note 13 of the Notes to Consolidated Financial Statements). Operating income and operating income per diluted share are considered “non-GAAP” financial measures. Although we believe the presentation of non-GAAP financial measures provides a better indication of our operating performance, readers of this report are urged to review the GAAP results as presented in the Condensed Consolidated Financial Statements.

The following table presents a reconciliation of operating (loss) income and operating (loss) income per diluted share to net (loss) earnings and net (loss) earnings per diluted common share for the three and nine months ended September 30, 2009 and 2008:

Reconciliation of Operating (Loss) Income to Net (Loss) Earnings Available to Common Shareholders

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net (loss) earnings available to common shareholders	$(10,376)	$12,350	$(136,338)	$47,065
Merger-related expenses, net of tax	-	-	164	-
Goodwill impairment	-	-	111,952	-

Operating (loss) income	$(10,376)	$12,350	$(24,222)	$47,065

Per diluted share:
Net (loss) earnings available to common shareholders	$(0.14)	$0.20	$(2.10)	$0.78
Merger-related expenses, net of tax	-	-	-	-
Goodwill impairment	-	-	1.73	-

Operating (loss) income	$(0.14)	$0.20	$(0.37)	$0.78

The following table presents the returns on average assets, average common shareholders’ equity and average tangible common shareholders’ equity for the three and nine months ended September 30, 2009 and 2008. For each of the periods presented, the table includes the calculated ratios based on reported net (loss) earnings available to common shareholders and operating (loss) income as shown in the table above. Our return on average common shareholders’ equity is negatively impacted as the result of capital required to support goodwill. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger-related intangible assets, we believe it beneficial to also consider the return on average tangible common shareholders’ equity. The return on average tangible common shareholders’ equity is calculated by dividing net (loss) earnings available to common shareholders by average shareholders’ common equity less average goodwill and intangible assets, net (excluding MSRs). The return on average tangible common shareholders’ equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders’ equity.

Return on Average Assets, Common Shareholders’ Equity and Tangible Common Shareholders’ Equity

(dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Returns on average assets:
Net (loss) earnings available to common shareholders	-0.45%	0.59%	-2.06%	0.76%
Operating (loss) income	-0.45%	0.59%	-0.37%	0.76%

Returns on average common shareholders’ equity:
Net (loss) earnings available to common shareholders	-3.19%	3.94%	-14.20%	5.02%
Operating (loss) income	-3.19%	3.94%	-2.52%	5.02%

Returns on average tangible common shareholders’ equity:
Net (loss) earnings available to common shareholders	-6.34%	10.08%	-32.21%	12.84%
Operating (loss) income	-6.34%	10.08%	-5.72%	12.84%

Calculation of average common tangible shareholders’ equity:
Average common shareholders’ equity	$1,291,218	$1,248,357	$1,283,476	$1,252,099
Less: average goodwill and other intangible assets, net	(642,315)	(760,911)	(717,509)	(762,427)

Average tangible common shareholders’ equity	$648,903	$487,446	$565,967	$489,672

Additionally, management believes “tangible common equity” and the “tangible common equity ratio” are meaningful measures of capital adequacy. Umpqua believes the exclusion of certain intangible assets in the computation of tangible common equity and tangible common equity ratio provides a meaningful base for period-to-period and company-to-company comparisons, which management believes will assist investors in analyzing the operating results and capital of the Company. Tangible common equity is calculated as total shareholders’ equity less preferred stock and less goodwill and other intangible assets, net (excluding MSRs). In addition, tangible assets are total assets less goodwill and other intangible assets, net (excluding MSRs). The tangible common equity ratio is calculated as tangible common shareholders’ equity divided by tangible assets. The tangible common equity and tangible common equity ratio is considered a non-GAAP financial measure and should be viewed in conjunction with the total shareholders’ equity and the total shareholders’ equity ratio.

The following table provides a reconciliation of ending shareholders’ equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of September 30, 2009 and December 31, 2008:

Reconciliations of Total Shareholders’ Equity to Tangible Common Shareholders’ Equity and Total Assets to Tangible Assets

(dollars in thousands)

	September 30, 2009	December 31, 2008
Total shareholders’ equity	$1,606,150	$1,487,008
Subtract:
Preferred Stock	203,779	202,178
Goodwill and other intangible assets, net	641,759	757,833

Tangible common shareholders’ equity	$760,612	$526,997

Total assets	$9,204,346	$8,597,550
Subtract:
Goodwill and other intangible assets, net	641,759	757,833

Tangible assets	$8,562,587	$7,839,717

Tangible common equity ratio	8.88%	6.72%

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although we believe these non-GAAP financial measure are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

NET INTEREST INCOME

Net interest income is the largest source of our operating income. Net interest income for the three months ended September 30, 2009 was $81.8 million, an increase of $8.1 million or 11% compared to the same period in 2008. Net interest income for the three months ended September 30, 2009 was negatively impacted by the $1.2 million reversal of interest income on loans during the quarter. Net interest income for the nine months ended September 30, 2009 was $236.2 million, an increase of $18.9 million or 9% compared to the same period in 2008. Net interest income for the nine months ended September 30, 2009 was negatively impacted by the $3.0 million reversal of interest income on loans during the period. The results for the three months ended September 30, 2009 as compared to the same period in 2008 are attributable to growth in outstanding average interest-earning assets, primarily investment securities, partially offset by growth in interest-bearing liabilities, primarily time deposits, and a decrease in net interest margin. The results for the nine months ended September 30, 2009 as compared to the same period in 2008 are attributable to growth in outstanding average interest-earning assets, primarily investment securities, and an increase in net interest margin, partially offset by growth in interest-bearing liabilities, primarily time deposits. In addition to organic growth, the FDIC-assisted purchase and assumption of certain assets and liabilities of the Bank of Clark County, which was completed on January 16, 2009, contributed to the increase in liabilities in the three and nine months ended September 30, 2009 over the same period in 2008. The deposit liabilities held at the locations assumed from the Bank of Clark County purchase and assumption transaction totaled $187.4 million as of September 30, 2009.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax-equivalent basis was 4.05% for the three months ended September 30, 2009, a decrease of 7 basis points as compared to the same period in 2008. The decrease in net interest margin primarily resulted from the decreased yield on interest-earning assets of 82 basis points primarily resulting from reduction in the prime rate, holding higher interest bearing cash balances with the Federal Reserve Bank (at 25 basis points), and interest reversals on loans. The increased interest bearing cash balances result from the historically low yields available in the bond markets that do not present an attractive long-term investment alternative. The $1.2 million reversal of interest income on non-accrual loans in the quarter contributed to a 6 basis point decline in the tax equivalent net interest margin during the quarter. This was partially offset by the decrease in our interest expense to earning assets of 75 basis points resulting from the lower costs of interest bearing deposits, and junior subordinated debentures that are indexed to the three month LIBOR. The net interest margin on a fully tax-equivalent basis was 4.11% for the nine months ended September 30, 2009, an increase of 3 basis points as compared to the same period in 2008. The increase in net interest margin primarily resulted from the decrease in our interest expense to earning assets of 84 basis points in the nine months ended September 30, 2009 resulting from the lower costs of interest bearing deposits, and junior subordinated debentures that are indexed to the three month LIBOR. This was partially offset by the decreased yield on interest-earning assets of 81 basis points primarily resulting from reductions in the prime rate, holding higher interest bearing cash balances with the Federal Reserve Bank (at 25 basis points), and interest reversals on loans. The increased interest bearing cash balances result from the historically low yields available in the bond markets that do not present an attractive long-term investment alternative. The $3.0 million reversal of interest income on non-accrual loans in the period contributed to a 5 basis point decline in the tax equivalent net interest margin during the period.

Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds. The following tables present condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three and nine months ended September 30, 2009 and 2008:

Average Rates and Balances (Quarterly)

(dollars in thousands)

	Three months ended September 30, 2009			Three months ended September 30, 2008
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Loans and leases(1)	$6,151,061	$89,474	5.77%	$6,173,610	$98,180	6.33%
Taxable securities	1,458,333	15,387	4.22%	841,810	9,829	4.67%
Non-taxable securities(2)	203,676	2,982	5.86%	167,132	2,395	5.73%
Temporary investments and interest bearing deposits	291,214	207	0.28%	13,182	69	2.08%

Total interest earning assets	8,104,284	108,050	5.29%	7,195,734	110,473	6.11%
Allowance for loan and lease losses	(96,843)			(76,988)
Other assets	1,092,966			1,214,496

Total assets	$9,100,407			$8,333,242

INTEREST-BEARING LIABILITIES:
Interest bearing checking and savings accounts	$3,374,314	$8,185	0.96%	$3,195,378	$13,529	1.68%
Time deposits	2,491,784	13,947	2.22%	1,959,544	16,496	3.35%
Federal funds purchased and repurchase repurchase agreements	60,036	163	1.08%	128,164	714	2.22%
Term debt	98,857	917	3.68%	228,249	2,064	3.60%
Junior subordinated debentures	186,246	2,114	4.50%	230,481	3,211	5.54%

Total interest-bearing liabilities	6,211,237	25,326	1.62%	5,741,816	36,014	2.50%
Non-interest-bearing deposits	1,325,328			1,267,356
Other liabilities	69,177			75,713

Total liabilities	7,605,742			7,084,885
Preferred equity	203,447			-
Common equity	1,291,218			1,248,357

Total liabilities and shareholders’ equity	$9,100,407			$8,333,242

NET INTEREST INCOME(2)		$82,724			$74,459

NET INTEREST SPREAD			3.67%			3.61%

AVERAGE YIELD ON EARNING ASSETS(1), (2)			5.29%			6.11%
INTEREST EXPENSE TO EARNING ASSETS			1.24%			1.99%

NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN(1), (2)			4.05%			4.12%

(1)	Non-accrual loans and mortgage loans held for sale are included in the average balance.
(2)	Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $962,000 and $751,000 for the three months ended September 30, 2009 and 2008, respectively.

Average Rates and Balances (Year-to-Date)

(dollars in thousands)

	Nine months ended September 30, 2009			Nine months ended September 30, 2008
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Loans and leases(1)	$6,155,922	$266,587	5.79%	$6,123,909	$300,295	6.55%
Taxable securities	1,299,791	43,647	4.48%	870,311	30,234	4.63%
Non-taxable securities(2)	195,492	8,501	5.80%	171,335	7,240	5.63%
Temporary investments and interest bearing deposits	129,118	258	0.27%	18,781	359	2.55%

Total interest earning assets	7,780,323	318,993	5.48%	7,184,336	338,128	6.29%
Allowance for loan and lease losses	(95,224)			(82,386)
Other assets	1,169,583			1,212,069

Total assets	$8,854,682			$8,314,019

INTEREST-BEARING LIABILITIES:
Interest bearing checking and savings accounts	$3,247,086	$24,079	0.99%	$3,236,333	$44,576	1.84%
Time deposits	2,360,003	44,473	2.52%	1,957,457	56,542	3.86%
Federal funds purchased and repurchase repurchase agreements	62,378	527	1.13%	107,013	1,958	2.44%
Term debt	147,850	3,935	3.56%	190,184	5,200	3.65%
Junior subordinated debentures	192,277	7,069	4.91%	233,541	10,349	5.92%

Total interest-bearing liabilities	6,009,594	80,083	1.78%	5,724,528	118,625	2.77%
Non-interest-bearing deposits	1,294,005			1,255,403
Other liabilities	64,712			81,989

Total liabilities	7,368,311			7,061,920
Preferred equity	202,895			-
Common equity	1,283,476			1,252,099

Total liabilities and shareholders’ equity	$8,854,682			$8,314,019

NET INTEREST INCOME(2)		$238,910			$219,503

NET INTEREST SPREAD			3.70%			3.52%

AVERAGE YIELD ON EARNING ASSETS(1), (2)			5.48%			6.29%
INTEREST EXPENSE TO EARNING ASSETS			1.37%			2.21%

NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN(1), (2)			4.11%			4.08%

(1)	Non-accrual loans and mortgage loans held for sale are included in the average balance.
(2)	Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $2.7 million and $2.2 million for the nine months ended September 30, 2009 and 2008, respectively.

The following tables set forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three and nine months ended September 30, 2009 as compared to the same periods in 2008. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Rate/Volume Analysis (Quarterly)

(in thousands)

	Three months ended September 30, 2009 compared to 2008
	Increase (decrease) in interest income and expense due to changes in
	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans and leases	$(358)	$(8,348)	$(8,706)
Taxable securities	6,586	(1,028)	5,558
Non-taxable securities(1)	534	53	587
Temporary investments and interest bearing deposits	247	(109)	138

Total(1)	7,009	(9,432)	(2,423)

INTEREST-BEARING LIABILITIES:
Interest bearing checking and savings accounts	720	(6,064)	(5,344)
Time deposits	3,809	(6,358)	(2,549)
Repurchase agreements and federal funds	(281)	(270)	(551)
Term debt	(1,199)	52	(1,147)
Junior subordinated debentures	(558)	(539)	(1,097)

Total	2,491	(13,179)	(10,688)

Net increase in net interest income(1)	$4,518	$3,747	$8,265

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

Rate/Volume Analysis (Year-to-Date)

(in thousands)

	Nine months ended September 30, 2009 compared to 2008
	Increase (decrease) in interest income and expense due to changes in
	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans and leases	$1,562	$(35,270)	$(33,708)
Taxable securities	14,454	(1,041)	13,413
Non-taxable securities(1)	1,046	215	1,261
Temporary investments and interest bearing deposits	470	(571)	(101)

Total(1)	17,532	(36,667)	(19,135)

INTEREST-BEARING LIABILITIES:
Interest bearing checking and savings accounts	148	(20,645)	(20,497)
Time deposits	10,126	(22,195)	(12,069)
Repurchase agreements and federal funds	(625)	(806)	(1,431)
Term debt	(1,129)	(136)	(1,265)
Junior subordinated debentures	(1,671)	(1,609)	(3,280)

Total	6,849	(45,391)	(38,542)

Net increase in net interest income(1)	$10,683	$8,724	$19,407

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

PROVISION FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses was $52.1 million and $140.5 million for the three and nine months ended September 30, 2009, respectively, compared to $35.5 million and $75.7 million for the same periods in 2008. As an annualized percentage of average outstanding loans, the provision for loan losses recorded for the three and nine months ended September 30, 2009 was 3.38% and 3.07%, respectively, as compared to 2.29% and 1.66% in the same periods in 2008.

The increase in the provision for loan and lease losses in the three and nine months ended September 30, 2009 as compared to the same periods in 2008 is attributable to downgrades within the portfolio related primarily to the housing market downturn and its impact on our residential development and other segments of our portfolio, the U.S. recession and declining real estate values in our markets and the resulting impact on our commercial real estate and commercial construction portfolio, and the increase in net charge-offs during the period.

Prior to the second quarter of 2008, the Company established specific reserves within the allowance for loan and leases losses for loan impairments and recognized the charge-off of the impairment reserve when the loan was resolved, sold, or foreclosed and transferred to other real estate owned. Due to declining real estate values in our markets and the deterioration of the U.S. economy in general, it is increasingly likely that impairment reserves on collateral dependent loans, particularly those relating to real estate, will not be recoverable and represent a confirmed loss. As a result, beginning in the second quarter of 2008, the Company began recognizing the charge-off of impairment reserves on impaired loans in the period they arise for collateral dependent loans. This process has effectively accelerated the recognition of charge-offs recognized since the second quarter of 2008. The change in our assessment of the possible recoverability of our collateral dependent impaired loans’ carrying values has ultimately had no impact on our impairment valuation procedures or the amount of provision for loan and leases losses included within the Condensed Consolidated Statements of Operations. Therefore, the non-accrual loans of $123.7 million as of September 30, 2009 have already been written-down to their estimated fair value, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices. Depending on the characteristics of a loan, the fair value of collateral is estimated by obtaining external appraisals.

The provision for loan and lease losses is based on management’s evaluation of inherent risks in the loan portfolio and a corresponding analysis of the allowance for loan and lease losses. Additional discussion on loan quality, our procedures to measure loan impairment, and the allowance for loan and lease losses is provided under the heading Asset Quality and Non-Performing Assets below.

NON-INTEREST INCOME

Non-interest income for the three months ended September 30, 2009 was $17.9 million, a decrease of $18.7 million, or 51%, as compared to the same period in 2008. Non-interest income for the nine months ended September 30, 2009 was $60.5 million, a decrease of $25.7 million, or 30%, as compared to the same period in 2008. The following table presents the key components of non-interest income for the three and nine months ended September 30, 2009 and 2008:

Non-Interest Income

(dollars in thousands)

	Three months ended September 30,				Nine months ended September 30,
	2009	2008	Change Amount	Change Percent	2009	2008	Change Amount	Change Percent
Service charges on deposit accounts	$8,542	$8,911	$(369)	-4%	$24,565	$26,107	$(1,542)	-6%
Brokerage commissions and fees	1,993	2,319	(326)	-14%	5,117	6,564	(1,447)	-22%
Mortgage banking revenue, net	4,288	1,027	3,261	318%	14,617	2,844	11,773	414%
(Loss) gain on investment securities, net	158	(2,477)	2,635	-106%	(1,077)	1,422	(2,499)	-176%
Gain on junior subordinated debentures carried at fair value	982	25,311	(24,329)	-96%	10,173	30,152	(19,979)	-66%
Proceeds from Visa mandatory partial redemption	-	-	-	NM	-	12,633	(12,633)	-100%
Other income	1,962	1,573	389	25%	7,097	6,515	582	9%

Total	$17,925	$36,664	$(18,739)	-51%	$60,492	$86,237	$(25,745)	-30%

NM - Not meaningful

The decrease in deposit service charges in the three and nine months ended September 30, 2009 over the same periods in 2008 is attributable to decreased non-sufficient funds and overdraft fee income in the current period due to lower average overdraft balances. Brokerage commissions and fees declined as a result of the continued deteriorating conditions in the trading market during 2009, relative to the same periods in 2008, and the departure of certain Umpqua Investments financial advisors in the fourth quarter of 2008.

However, brokerage commissions and fees for the third quarter of 2009 increased 14% over the second quarter of 2009 and 44% over the first quarter of 2009 due to the new leadership’s ability to recruit new brokers and grow assets under management. Mortgage banking revenue for the three and nine months ended September 30, 2009 increased due to a significant increase in purchase and refinancing activity, resulting from historically low mortgage interest rates, compared to the same periods of the prior year. Closed mortgage volume for the three and nine months ended September 30, 2009 was $159.0 million and $584.7 million, respectively, representing an 88% and 146% increase over the comparable periods of 2008. The current low mortgage interest rate environment contributed to a $802,000 decline in fair value on the mortgage servicing right (“MSR”) asset in the current quarter, compared to a $1.4 million decline in fair value recognized in the same period prior year. For the nine months ended September 30, 2009, the decline in the fair value on the MSR asset was $2.6 million, compared to a $1.6 million decline in fair value recognized in the same period of the prior year. Additionally, mortgage banking revenue in the first quarter of 2008 reflects a $2.4 million realized loss on an ineffective MSR hedge, which has been suspended, due to widening spreads and price declines that were not offset by a corresponding gain in the related MSR asset.

The net loss on investment securities recognized in the current year represents an other-than-temporary impairment (“OTTI”) charge of $9.8 million, partially offset by the realized gain on sale of investment securities of $8.7 million. The majority of the net loss on investment securities in the current year was recognized in the second quarter. The OTTI charge recognized in earnings primarily related to held to maturity non-agency collateralized mortgage obligations, and the amount recognized in earnings represents our estimate of the credit loss component of the total impairment. In the first quarter of 2008, the Company realized a $3.9 million gain on the sale of investment securities as part of a repositioning of the investment portfolio to reduce the weighted average life in response to the economic outlook. This gain was offset by a $2.6 million OTTI charge recognized in the third quarter of 2008. Additional discussion on the OTTI charges and gain on sale of investment securities are provided in Note 3 of the Notes to Condensed Consolidated Financial Statements and under the heading Investment Securities below.

For the three and nine months ended September 30, 2009, we recorded gains of $982,000 and $10.2 million, respectively, as compared to gains of $25.3 million and $30.2 million for the three and nine months ended September 30, 2008, respectively, resulting from the change in fair value of the junior subordinated debentures recorded at fair value. The change in fair value of the junior subordinated debentures carried at fair value in the current year primarily resulted from the widening of the credit risk adjusted spread over the contractual rate of each junior subordinated debenture measured at fair value. Additional information on the junior subordinated debentures carried at fair value is included in Note 7 of the Notes to Condensed Consolidated Financial Statements and under the heading Junior Subordinated Debentures below.

Other income for the three months ended September 30, 2009 increased over the same period in the prior year due to increased income on trading assets invested in trust for the benefit of certain executives or former employees of acquired institutions as required by agreements. The increase in other income for the nine months ended September 30, 2009, as compared to the same period prior year, is a result of compensatory damages awarded to the Company in the second quarter and increased income on trading assets invested in trust for the benefit of certain executives or former employees of acquired institutions as required by agreements, partially offset by decreased gains and broker fee income related to Small Business Administration loan sales, and proceeds from a legal settlement in the first quarter of 2008.

In the first quarter of 2008 Visa completed an initial public offering and the Company received $12.6 million as part of a subsequent mandatory partial redemption of our Visa Class B shares. As part of this offering, Visa also established a $3.0 billion escrow account to cover settlements, the resolution of pending litigation and related claims (“covered litigation”). The Company’s remaining 468,659 shares of Visa Class B common stock are restricted and may not be transferred until the later of (1) three years from the date of the initial public offering or (2) the period of time necessary to resolve the covered litigation. A conversion ratio of 0.71429 was established for the conversion rate of Class B shares into Class A shares. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus. In December 2008, Visa deposited additional funds into the escrow account to satisfy a settlement with Discover Card related to an antitrust lawsuit. In July 2009, Visa deposited additional funds into the litigation escrow account to provide additional reserves to cover potential losses related to the two remaining litigation cases. The deposit of these funds into the escrow account reduced the conversion ratio applicable to Class B common stock outstanding from 0.71429 per Class A share to 0.5824 per Class A share. As of September 30, 2009, the value of the Class A shares was $69.11 per share. Utilizing the new conversion ratio effective in July 2009, the value of unredeemed Class A equivalent shares owned by the Company was $18.9 million as of September 30, 2009, and has not been reflected in the accompanying financial statements.

NON-INTEREST EXPENSE

Non-interest expense for the three months ended September 30, 2009 was $68.3 million, an increase of $9.9 million, or 17%, as compared to the same period in 2008. Non-interest expense for the nine months ended September 30, 2009 was $306.9 million, an increase of $146.6 million, or 91%, as compared to the same period in 2008. The following table presents the key elements of non-interest expense for the three and nine months ended September 30, 2009 and 2008:

Non-Interest Expense

(dollars in thousands)

	Three months ended September 30,				Nine months ended September 30,
	2009	2008	Change Amount	Change Percent	2009	2008	Change Amount	Change Percent
Salaries and employee benefits	$31,583	$29,131	$2,452	8%	$94,697	$85,043	$9,654	11%
Net occupancy and equipment	9,937	9,340	597	6%	29,266	27,605	1,661	6%
Communications	1,806	1,863	(57)	-3%	5,398	5,251	147	3%
Marketing	1,157	1,394	(237)	-17%	3,596	3,302	294	9%
Services	5,210	4,753	457	10%	15,942	13,828	2,114	15%
Supplies	920	808	112	14%	2,559	2,203	356	16%
FDIC assessments	3,321	1,318	2,003	152%	12,645	3,814	8,831	232%
Net loss on other real estate owned	8,641	2,193	6,448	294%	14,110	5,655	8,455	150%
Intangible amortization	1,319	1,437	(118)	-8%	4,043	4,419	(376)	-9%
Goodwill impairment	-	-	-	NM	111,952	-	111,952	NM
Merger related expenses	-	-	-	NM	273	-	273	NM
Visa litigation	-	2,085	(2,085)	-100%	-	(3,098)	3,098	-100%
Other expenses	4,455	4,168	287	7%	12,422	12,244	178	1%

Total	$68,349	$58,490	$9,859	17%	$306,903	$160,266	$146,637	91%

NM - Not meaningful

Salaries and employee benefits costs increased $2.5 million in the three months ending September 30, 2009, as compared to the same period prior year. Approximately $1.1 million of the increase is a result of increased production in our mortgage banking division for the period, and the remainder primarily results from the overall increase in our full-time equivalent employees. Salaries and employee benefits costs increased $9.7 million for the nine months ending September 30, 2009, as compared to the same period prior year. Of this increase, approximately $4.0 million is a result of increased production in our mortgage banking division, and $1.2 million is a result of reduced loan origination activity related to lower customer demand, resulting in a reduced offset to compensation expense for deferred loan costs. The remainder primarily results from the overall increase in our full-time equivalent employees.

Net occupancy and equipment expense increased for the three and nine months ended September 30, 2009, as compared to the same periods in the prior year, primarily due to increased maintenance contract and software amortization costs. Additionally, beginning in the second quarter of 2009, occupancy expense includes expenses related to the two new locations obtained from the FDIC-assisted purchase and assumption of the Bank of Clark County. In the first quarter of 2009, operating expenses related to these locations were paid for by the FDIC. The increase in marketing expense in the current year-to-date period relates to increased spending on various deposit promotions as well as the communication and collateral updates related to the rebranding of Strand, Atkinson, Williams and York, Inc. into Umpqua Investments. Communications, supplies, and other expenses fluctuated in the period as a result of normal operations. Services expense increased in the current periods over the prior periods primarily due to higher legal and other professional fees. FDIC assessments increased for the three and nine months ending September 30, 2009 as compared to the same periods of the prior year as a result from an industry-wide increase in assessment rates and a $4.0 million special assessment imposed in the second quarter of 2009 by the FDIC in efforts to rebuild the Deposit Insurance Fund.

The continued slowdown in the housing industry, which has detrimentally affected our residential development portfolio, has led to an increase of foreclosures on residential development related properties and movement of the properties into other real estate owned (“OREO”). Declines in the market values of these properties after foreclosure have resulted in additional losses on the sale of the properties or by valuation adjustments. During the three and nine months ended September 30, 2009, the Company recognized losses on sale of OREO of $4.0 million and $6.9 million, respectively. The increase in losses on sale in the third quarter was due to a combination of the continued value compression of real estate properties and our desire to expedite the sale of several properties. Of the 47 OREO sales transactions in the current year, 21 were consummated in the third quarter. Of the total $4.0 million loss on sale of OREO recognized in the quarter, $2.5 million related to one residential development related property located in Central Oregon. In the three and nine months ended September 30, 2009, the Company recognized valuation adjustments on OREO of $4.6 million and $7.2 million. These valuation adjustments related to 14 properties, of which 86% relate to residential development projects. Of the total valuation adjustments recognized year-to-date, 76% related to properties in Oregon, with $3.8 million specifically related to one residential development project in Central Oregon. The remaining 24% related to properties in California, with $590,000 relating to one residential development project and $700,000 relating to one commercial real estate property in the greater Sacramento region. Additional discussion regarding our procedures to determine and recognize valuation adjustments on other real estate owned is provided under the heading Asset Quality and Non-Performing Assets below.

The decrease in intangible amortization for the three and nine months ending September 30, 2009 as compared to the prior year same period is due to the run-off of intangible assets that are being amortized on an accelerated basis. The goodwill impairment charge incurred in the second quarter of 2009 relates to the Community Banking operating segment. This charge primarily resulted from a decline in the fair value of the Community Banking reporting unit, which corresponded to the decline in the Company’s market capitalization and the banking industry in general, and its effect on the implied fair value of the goodwill. Discussion related to the goodwill impairment charge is provided in Note 16 of the Notes to Condensed Consolidated Financial Statements and under the heading Goodwill and Other Intangible Assets below. We incur significant expenses in connection with the completion and integration of bank acquisitions that are not capitalizable. Classification of expenses as merger-related is done in accordance with the provisions of a Board-approved policy. The merger-related expenses incurred in 2009 relate to the FDIC-assisted purchase and assumption of certain assets and liabilities of the Bank of Clark County.

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

INCOME TAXES

Our consolidated effective tax rate as a percentage of pre-tax income for the three and nine months ended September 30, 2009 was 65.6% and 16.0%, respectively, as compared to 24.6% and 30.1% for the three and nine months ended September 30, 2008, respectively. The effective tax rates differed from the federal statutory rate of 35% and the apportioned state rate of 5% (net of the federal tax benefit) principally because of the non-deductible impairment loss on goodwill, non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities, tax credits arising from low income housing investments, Business Energy tax credits and exemptions related to loans and hiring in designated enterprise zones. The income tax benefit from income taxes for the three and nine months ended September 30, 2009 is a result of the operating loss recognized for the period.

FINANCIAL CONDITION

INVESTMENT SECURITIES

Trading securities consist of securities held in inventory by Umpqua Investments for sale to its clients and securities invested in trust for the benefit of certain executives or former employees of acquired institutions as required by agreements. Trading securities were $1.9 million at September 30, 2009, as compared to $2.0 million at December 31, 2008. This decrease is principally attributable to a decrease in Umpqua Investments’ inventory of trading securities and a decrease in trading assets invested for the benefit of former employees, due to distributions and decreases in the fair market value of investment securities therein, partially offset by an increase in contributions made to supplemental retirement plans for the benefit of certain executives.

Investment securities available for sale increased $609.8 million to $1.8 billion as of September 30, 2009, as compared to December 31, 2008. This increase is principally attributable to purchases of $980.2 million of investment securities available for sale, $4.2 million of investment securities available for sale assumed from the Bank of Clark County, and an increase in fair value of investments securities available for sale of $35.4 million, offset by the proceeds from the sales and maturities of $404.2 million of investment securities available for sale (of which $8.6 million represents net gains on sale) and amortization of net purchase price premiums of $5.8 million.

Investment securities held to maturity were $6.2 million as of September 30, 2009, as compared to $15.8 million at December 31, 2008. This decrease is principally attributable to paydowns and maturities of investment securities held to maturity of $2.0 million and other-than-temporary impairment (“OTTI”) charges of $8.0 million (of which $5.2 million represents the credit loss component recognized as a charge to earnings and $2.7 million representing the loss related to all other factors recognized in other comprehensive income), partially offset by the accretion of net purchase price discounts of $130,000 and the accretion of the non-credit related losses in other comprehensive income of $195,000.

The following table presents the available for sale and held to maturity investment securities portfolio by major type as of September 30, 2009 and December 31, 2008:

Investment Securities Composition

(dollars in thousands)

	Investment Securities Available for Sale
	September 30, 2009		December 31, 2008
	Fair Value	%	Fair Value	%
U.S. Treasury and agencies	$11,880	1%	$31,226	3%
Obligations of states and political subdivisions	208,925	11%	179,585	14%
Residential mortgage-backed securities and collateralized mortgage obligations	1,625,515	88%	1,025,295	83%
Other debt securities	145	0%	634	0%
Investments in mutual funds and other equity securities	2,017	0%	1,972	0%

Total	$1,848,482	100%	$1,238,712	100%

	Investment Securities Held to Maturity
	September 30, 2009		December 31, 2008
	Amortized Cost	%	Amortized Cost	%
Obligations of states and political subdivisions	$3,217	52%	$4,166	26%
Residential mortgage-backed securities and collateralized mortgage obligations	2,994	48%	11,496	73%
Other investment securities	-	0%	150	1%

Total	$6,211	100%	$15,812	100%

We review investment securities on an ongoing basis for the presence of other-than-temporary (“OTTI”) or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether we intend to sell a security or if it is likely that we will be required to sell the security before recovery of our amortized cost basis of the investment, which may be maturity, and other factors. For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the OTTI amount recorded in OCI will increase the carrying value of the investment, and would not affect earnings. If there is an indication of additional credit losses the security is reevaluated accordingly to the procedures described above.

Prior to the Company’s adoption of the new guidance related to the recognition and presentation of OTTI of debt securities which became effective in the second quarter of 2009, the Company recorded a $2.1 million OTTI charge in the three months ended March 31, 2009. This charge related to three non-agency collateralized mortgage obligations carried as held to maturity for which the default rates and loss severities of the underlying collateral and credit coverage ratios of the security indicated that it was probable that credit losses were expected to occur. In the three and nine months ended September 30, 2008, the Company recorded $2.6 million of OTTI. Charges of $2.2 million related to five non-agency collateralized mortgage obligations carried as held to maturity for which the default rates and loss severities of the underlying collateral and credit coverage ratios of the security indicated that it was probable that credit losses were expected to occur. Upon adoption of the new OTTI guidance in the second quarter of 2009, the Company analyzed these securities as well as other securities where OTTI had been previously recognized, and determined that as of the adoption date such losses were credit related. As such, there was no cumulative effect adjustment to the opening balance of retained earnings or a corresponding adjustment to accumulated OCI.

The following tables present the OTTI losses for the three and nine months ended September 30, 2009 and 2008:

(in thousands)

	Three months ended September 30, 2009		Three months ended September 30, 2008
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total other-than-temporary impairment losses	$-	$-	$2,451	$139
Portion of other-than-temporary impairment losses (transferred from) recognized in other comprehensive income(1)	(4)	-	-	-

Net impairment losses recognized in earnings(2)	$4	$-	$2,451	$139

	Nine months ended September 30, 2009		Nine months ended September 30, 2008
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total other-than-temporary impairment losses	$12,253	$239	$2,451	$139
Portion of other-than-temporary impairment losses recognized in other comprehensive income(1)	2,733	-	-	-

Net impairment losses recognized in earnings(2)	$9,520	$239	$2,451	$139

(1)	Represents other-than-temporary impairment losses related to all other factors.
(2)	Represents other-than-temporary impairment losses related to credit losses.

The OTTI recognized on investment securities held to maturity primarily relates to 29 non-agency collateralized mortgage obligations for all periods presented. Each of these securities holds various levels of credit subordination. The underlying mortgage loans of these securities were originated from 2003 through 2007. At origination, the weighted average loan-to-value of the underlying mortgages was 69%; the underlying borrowers had weighted average FICO scores of 731, and 59% were limited documentation loans. At June 30, 2009, these securities were valued by third-party pricing services using matrix or model pricing methodologies and were corroborated by broker indicative bids. We estimated the cash flows of the underlying collateral for each security considering credit, interest and prepayment risk models that incorporate management’s estimate of projected key assumptions including prepayment rates, collateral default rates and loss severity. Assumptions utilized vary from security to security, and are influenced by factors such as loan interest rates, geographic location, borrower characteristics and vintage, and historical experience. We then used a third party to obtain information about the structure of each security, including subordination and other credit enhancements, in order to determine how the underlying collateral cash flows will be distributed to each security issued in the structure. These cash flows were then discounted at the interest rate used to recognize interest income on each security. We reviewed the actual collateral performance of these securities as of September 30, 2009 and noted no significant further deterioration of the underlying mortgages that would significantly impact the inputs or cash flow projections we utilized as of June 30, 2009. The following table presents a summary of the significant inputs utilized to measure management’s estimate of the credit loss component on these non-agency collateralized mortgage obligations as of September 30, 2009:

	Range		Weighted Average
	Minimum	Maximum
Constant prepayment rate	0.0%	24.5%	13.4%
Collateral default rate	6.0%	60.0%	15.1%
Loss severity	20.0%	40.0%	29.0%

In the second quarter of 2009 the Company recorded an OTTI charge of $239,000 related to an available for sale collateralized debt obligation that holds trust preferred securities. Management noted certain deferrals and defaults in the pool and believes the impairment represents credit loss in its entirety.

Gross unrealized losses in the available for sale investment portfolio was $1.9 million at September 30, 2009. This consisted primarily of unrealized loss on residential mortgage-backed securities and collateralized mortgage obligations of $1.9 million and unrealized loss on obligations of states and political subdivisions of $27,000. The unrealized losses were primarily caused by interest rate increases subsequent to the purchase of the securities, and not credit quality. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

Additional information about the investment portfolio is provided in Note 3 of the Notes to Condensed Consolidated Financial Statements.

RESTRICTED EQUITY SECURITIES

Restricted equity securities were $15.2 million at September 30, 2009 and $16.5 million at December 31, 2008. Of the $15.2 million at September 30, 2009, $11.9 million and $2.5 million represent the Bank’s investment in the Federal Home Loan Banks (“FHLB”) of Seattle and San Francisco, respectively. FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par. The remaining restricted equity securities represent investments in Pacific Coast Banker’s Bancshares stock.

Due to ongoing turmoil in the capital and mortgage markets, the FHLB of Seattle remains classified as “undercapitalized” largely as a result of write-downs on their private label mortgage-backed securities portfolios. However, as of September 30, 2009, the FHLB met all of its regulatory capital requirements, including its risk-based capital requirement. The FHLB has communicated that it believes the calculation of risk-based capital significantly overstates the market risk of the FHLB’s private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in the FHLB’s balance sheet.

Management periodically evaluates FHLB stock for other-than-temporary or permanent impairment. Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB.

Under Federal Housing Finance Agency Regulations, a Federal Home Loan Bank that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock in excess of what is required for members’ current loans. Moody’s Investors Service (Moody’s) current assessment of the FHLB’s portfolios indicates that the true economic losses embedded in these securities are significantly less than the accounting impairments would suggest and are manageable given the FHLB’s capital levels. According to Moody’s, the large difference between the expected economic losses and the mark-to-market impairment losses for accounting purposes is attributed to market illiquidity, de-leveraging and stress in the credit market in general. The FHLBs have access to the U.S. Government-Sponsored Enterprise Credit Facility, a secured lending facility that serves as a liquidity backstop, substantially reducing the likelihood that the FHLBs would need to sell securities to raise liquidity and, thereby, cause the realization of large economic losses. In addition, the Federal Reserve has begun to purchase direct debt obligations of Freddie Mac, Fannie Mae and the FHLBs. Moody’s has stated that their Aaa senior debt rating and Prime-1 short-term debt rating for the FHLB system are likely to remain unchanged based on expectations that the FHLBs have a very high degree of government support. Moody’s currently rates the FHLB of Seattle as Aaa with stable outlook, and Standard and Poors rating of AA+ was reaffirmed in June 2009. Based on the above, the Company has determined there is not an other-than-temporary impairment on the FHLB stock investment as of September 30, 2009.

LOANS AND LEASES

Total loans and leases outstanding at September 30, 2009 were $6.1 billion, a decrease of $60.3 million as compared to year-end 2008. This decrease is principally attributable to charge-offs of $135.4 million and transfers to other real estate owned of $34.4 million, partially offset by net loan originations of $101.5 million during the period. The following table presents the concentration distribution of our loan portfolio at September 30, 2009 and December 31, 2008. The classification of loan balances presented is reported in accordance with the regulatory reporting requirements.

Loan Concentrations

(dollars in thousands)

	September 30, 2009		December 31, 2008
	Amount	Percentage	Amount	Percentage
Construction and development	$748,849	12.3%	$931,090	15.2%
Farmland	107,276	1.8%	93,533	1.5%
Home equity credit lines	268,824	4.4%	266,107	4.4%
Single family first lien mortgage	233,641	3.8%	204,076	3.3%
Single family second lien mortgage	22,434	0.4%	26,946	0.4%
Multifamily	179,353	3.0%	164,594	2.7%
Commercial real estate	3,294,960	54.3%	3,143,112	51.3%

Total real estate secured	4,855,337	80.0%	4,829,458	78.8%
Commercial and industrial	1,057,333	17.3%	1,139,441	18.5%
Agricultural production	76,056	1.3%	71,726	1.2%
Consumer	34,566	0.6%	36,316	0.6%
Leases	36,720	0.6%	40,155	0.7%
Other	21,964	0.4%	25,728	0.4%
Deferred loan fees, net	(10,934)	-0.2%	(11,450)	-0.2%

Total loans	$6,071,042	100.0%	$6,131,374	100.0%

In order to assist with understanding the concentrations and risks associated with our portfolio, we are providing several additional tables to provide details of the most significant classes of the Company’s loan portfolio. The classification of loan balances are presented in accordance with how management monitors and manages the risks of the loan portfolio, including how the Company applies its allowance for loan and lease losses methodology.

The following table presents a distribution of the term commercial real estate portfolio by type and region as of September 30, 2009:

Commercial Real Estate Portfolio by Type and Region

(dollars in thousands)

	September 30, 2009
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total
Non-owner occupied
Commercial building	$108,248	$4,450	$38,371	$14,073	$103,537	$106,084	$374,763
Medical office	70,576	1,109	15,812	4,210	16,614	12,231	120,552
Professional office	173,952	11,560	54,902	25,825	110,504	70,676	447,419
Storage	24,679	353	18,808	-	17,454	40,433	101,727
Multi-family	61,378	249	10,323	1,433	5,528	19,324	98,235
Resort	2,070	-	5,117	-	-	-	7,187
Retail	228,627	3,565	33,408	11,598	171,870	79,530	528,598
Residential	32,979	353	14,601	6,334	10,725	18,897	83,889
Farmland & agricultural	5,318	226	650	-	205	35,966	42,365
Apartments	59,304	-	9,990	-	2,682	23,111	95,087
Assisted living	91,955	-	66,089	-	2,948	8,843	169,835
Hotel & motel	51,415	-	1,049	11,220	18,147	20,241	102,072
Industrial	30,019	3,612	7,859	-	35,140	23,804	100,434
RV park	27,871	675	13,199	-	829	5,893	48,467
Warehouse	11,999	-	239	-	1,209	1,742	15,189
Other	41,642	1,060	3,721	3,568	578	3,875	54,444

Total non-owner occupied	$1,022,032	$27,212	$294,138	$78,261	$497,970	$470,650	$2,390,263

Owner occupied
Commercial building	$152,844	$2,654	$31,377	$9,804	$61,675	$104,828	$363,182
Medical office	18,269	3,341	17,690	2,234	1,673	26,870	70,077
Professional office	51,140	1,830	12,615	3,346	21,686	16,385	107,002
Storage	14,830	150	-	667	-	5,170	20,817
Multi-family	879	-	62	-	161	586	1,688
Resort	5,767	139	-	-	3,149	1,075	10,130
Retail	60,699	2,956	12,675	4,077	31,730	57,634	169,771
Residential	6,491	-	2,822	-	1,408	2,753	13,474
Farmland & agricultural	9,121	-	830	-	-	35,934	45,885
Apartments	204	-	748	-	54	-	1,006
Assisted living	27,834	-	149	-	7,003	15,894	50,880
Hotel & motel	12,308	-	193	716	-	14,825	28,042
Industrial	53,077	1,417	14,104	1,565	9,282	35,736	115,181
RV park	34	-	2,557	-	163	1,264	4,018
Warehouse	11,006	-	413	-	1,152	2,686	15,257
Other	28,802	1,513	-	-	287	1,648	32,250

Total owner occupied	$453,305	$14,000	$96,235	$22,409	$139,423	$323,288	$1,048,660

Total commercial real estate	$1,475,337	$41,212	$390,373	$100,670	$637,393	$793,938	$3,438,923

Percentage of total	43%	1%	11%	3%	19%	23%	100%

The following table presents a distribution of the term commercial real estate portfolio by type and year of origination as of September 30, 2009:

Commercial Real Estate Portfolio by Type and Year of Origination

(dollars in thousands)

	September 30, 2009
	Prior to 2000	2000 - 2004	2005 - 2006	2007 - 2008	2009	Total
Non-owner occupied
Commercial building	$14,787	$92,069	$64,150	$149,929	$53,828	$374,763
Medical office	642	48,809	16,613	42,415	12,073	120,552
Professional office	13,993	177,603	147,907	84,285	23,631	447,419
Storage	1,981	49,849	27,162	22,380	355	101,727
Multi-family	3,771	26,377	19,322	43,833	4,932	98,235
Resort	740	5,753	-	694	-	7,187
Retail	11,058	186,608	168,414	148,327	14,191	528,598
Residential	1,347	12,933	30,077	27,086	12,446	83,889
Farmland & agricultural	890	9,534	11,942	13,208	6,791	42,365
Apartments	866	26,077	23,453	22,034	22,657	95,087
Assisted living	6,918	54,927	80,810	16,350	10,830	169,835
Hotel & motel	12,694	45,232	20,203	23,103	840	102,072
Industrial	3,382	43,482	38,193	14,887	490	100,434
RV park	3,182	17,697	16,108	11,115	365	48,467
Warehouse	1,148	9,083	4,336	622	-	15,189
Other	664	9,988	23,681	15,246	4,865	54,444

Total non-owner occupied	$78,063	$816,021	$692,371	$635,514	$168,294	$2,390,263

Owner occupied
Commercial building	$11,918	$80,195	$93,738	$117,944	$59,387	$363,182
Medical office	1,681	22,750	13,211	27,449	4,986	70,077
Professional office	5,437	35,924	28,920	31,978	4,743	107,002
Storage	552	5,351	5,318	8,898	698	20,817
Multi-family	182	1,506	-	-	-	1,688
Resort	558	6,450	139	-	2,983	10,130
Retail	6,681	42,044	62,494	55,056	3,496	169,771
Residential	298	5,315	3,858	2,347	1,656	13,474
Farmland & agricultural	1,565	11,451	14,835	13,149	4,885	45,885
Apartments	54	-	-	952	-	1,006
Assisted living	5,000	7,898	21,327	14,479	2,176	50,880
Hotel & motel	8,115	12,532	5,791	1,604	-	28,042
Industrial	2,990	41,082	36,934	13,607	20,568	115,181
RV park	920	1,094	-	2,004	-	4,018
Warehouse	116	9,521	2,746	2,425	449	15,257
Other	-	1,920	21,544	7,987	799	32,250

Total owner occupied	$46,067	$285,033	$310,855	$299,879	$106,826	$1,048,660

Total commercial real estate	$124,130	$1,101,054	$1,003,226	$935,393	$275,120	$3,438,923

Percentage of total	4%	32%	29%	27%	8%	100%

The following table presents a distribution of the term commercial real estate portfolio by type and year of maturity as of September 30, 2009:

Commercial Real Estate Portfolio by Type and Year of Maturity

(dollars in thousands)

	September 30, 2009
	2009	2010	2011 - 2012	2013 - 2014	2015 - 2019	2020 & Later	Total
Non-owner occupied
Commercial building	$8,264	$10,378	$46,322	$68,886	$221,089	$19,824	$374,763
Medical office	-	1,313	2,583	30,259	75,258	11,139	120,552
Professional office	15,799	20,347	20,125	114,850	263,221	13,077	447,419
Storage	4,371	1,334	3,251	20,515	68,240	4,016	101,727
Multi-family	2,737	1,387	5,167	17,775	66,320	4,849	98,235
Resort	-	-	-	828	1,936	4,423	7,187
Retail	3,619	27,543	44,819	118,155	324,649	9,813	528,598
Residential	5,270	21,950	14,813	9,263	26,569	6,024	83,889
Farmland & agricultural	-	9,374	1,067	5,020	22,575	4,329	42,365
Apartments	-	6,508	4,347	9,022	68,843	6,367	95,087
Assisted living	3,849	21,810	31,055	13,208	97,613	2,300	169,835
Hotel & motel	-	4,865	22,022	24,474	45,724	4,987	102,072
Industrial	2,324	547	9,724	17,632	61,418	8,789	100,434
RV park	1,172	546	2,186	12,024	30,485	2,054	48,467
Warehouse	-	427	831	7,935	4,893	1,103	15,189
Other	11,054	6,429	9,247	11,856	12,341	3,517	54,444

Total non-owner occupied	$58,459	$134,758	$217,559	$481,702	$1,391,174	$106,611	$2,390,263

Owner occupied
Commercial building	$11,861	$7,588	$23,959	$33,798	$238,335	$47,641	$363,182
Medical office	-	661	1,274	9,764	40,107	18,271	70,077
Professional office	2,282	732	4,254	25,761	67,697	6,276	107,002
Storage	247	518	150	2,640	16,709	553	20,817
Multi-family	-	25	-	1,481	182	-	1,688
Resort	-	-	-	4,089	6,041	-	10,130
Retail	793	1,398	9,623	34,351	110,783	12,823	169,771
Residential	-	1,835	2,002	2,706	5,311	1,620	13,474
Farmland & agricultural	-	1,082	3,045	8,299	29,198	4,261	45,885
Apartments	-	-	-	54	952	-	1,006
Assisted living	-	176	-	12,818	35,654	2,232	50,880
Hotel & motel	5,236	-	333	10,327	11,449	697	28,042
Industrial	487	5,448	10,929	15,795	65,463	17,059	115,181
RV park	34	170	72	1,291	2,288	163	4,018
Warehouse	-	1,159	1,853	6,336	5,803	106	15,257
Other	245	1,530	870	33	4,050	25,522	32,250

Total owner occupied	$21,185	$22,322	$58,364	$169,543	$640,022	$137,224	$1,048,660

Total commercial real estate	$79,644	$157,080	$275,923	$651,245	$2,031,196	$243,835	$3,438,923

Percentage of total	2%	5%	8%	19%	59%	7%	100%

The following table presents a distribution of the commercial real estate construction portfolio by type and region as of September 30, 2009:

Commercial Real Estate Construction Portfolio by Type and Region

(dollars in thousands)

	September 30, 2009
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total
Non-owner occupied
Commercial building	$19,290	$-	$2,948	$-	$21,917	$7,056	$51,211
Medical office	18,944	-	122	-	-	319	19,385
Professional office	16,469	-	-	-	23,218	3,500	43,187
Storage	5,504	-	-	-	1,711	3,086	10,301
Multi-family	1,325	-	-	-	5,085	-	6,410
Retail	18,458	-	-	9,577	25,772	1,648	55,455
Residential	43,345	2,052	3,994	7,744	43,846	13,673	114,654
Apartments	14,434	-	-	-	-	-	14,434
Assisted living	26,620	-	-	-	-	-	26,620
Hotel & motel	-	-	-	-	-	1,850	1,850
Industrial	-	648	118	-	3,990	18	4,774
Other	1,324	-	-	-	-	3,000	4,324

Total non-owner occupied	$165,713	$2,700	$7,182	$17,321	$125,539	$34,150	$352,605

Owner occupied
Commercial building	$15,233	$-	$171	$-	$9,837	$9,577	$34,818
Medical office	43,672	-	375	-	3,461	379	47,887
Professional office	-	-	-	-	-	-	-
Storage	995	-	-	-	-	-	995
Multi-family	-	-	-	-	-	-	-
Retail	-	-	-	-	-	6,480	6,480
Residential	5,004	-	-	-	4,817	870	10,691
Apartments	678	-	-	-	-	-	678
Assisted living	6,500	-	-	-	-	-	6,500
Hotel & motel	-	-	-	-	-	-	-
Industrial	-	-	-	-	-	-	-
Other	2,500	-	-	-	-	-	2,500

Total owner occupied	$74,582	$-	$546	$-	$18,115	$17,306	$110,549

Total commercial construction	$240,295	$2,700	$7,728	$17,321	$143,654	$51,456	$463,154

Percentage of total	52%	1%	2%	3%	31%	11%	100%

The following table presents a distribution of the commercial loan portfolio by type and region as of September 30, 2009:

Commercial Loan Portfolio by Type and Region

(dollars in thousands)

	September 30, 2009
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total
Commercial line of credit	$195,790	$4,817	$32,965	$36,035	$139,701	$95,724	$505,032
Asset-based line of credit	78,500	1,301	760	6,852	1,941	54,524	143,878
Term loans	162,148	4,010	30,850	10,104	47,455	117,463	372,030
Agricultural	34,634	-	498	-	103	57,094	92,329
Municipal	15,528	-	21,348	-	63,678	7,651	108,205
SBA	-	-	-	-	-	61,910	61,910
Small business lending	45,101	-	-	4,466	48,598	-	98,165

Total	$531,701	$10,128	$86,421	$57,457	$301,476	$394,366	$1,381,549

Percentage of total	38%	1%	6%	4%	22%	29%	100%

Due to the impact of the continuing housing market downturn on our residential development loan portfolio, discussion of and tables related to this loan segment is provided under the heading Asset Quality and Non-Performing Assets below.

ASSET QUALITY AND NON-PERFORMING ASSETS

Non-performing loans, which include non-accrual loans and accruing loans past due over 90 days, totaled $129.3 million, or 2.13% of total loans, at September 30, 2009, as compared to $133.4 million, or 2.18% of total loans, at December 31, 2008. Non-performing assets, which include non-performing loans and foreclosed real estate (“other real estate owned”), totaled $156.0 million, or 1.70% of total assets, as of September 30, 2009, as compared to $161.3 million, or 1.88% of total assets, as of December 31, 2008.

A loan is considered impaired when based on current information and events, we determine that we will probably not be able to collect all amounts due according to the loan contract, including scheduled interest payments. Generally, when loans are identified as impaired they are moved to our Special Assets Division. When we identify a loan as impaired, we measure the loan for potential impairment using discount cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of collateral, less selling costs. The starting point for determining the fair value of collateral is through obtaining external appraisals. Generally, external appraisals are updated every six to nine months. We obtain appraisals from a pre-approved list of independent, third party, local appraisal firms. Approval and addition to the list is based on experience, reputation, character, consistency and knowledge of the respective real estate market. At a minimum, it is ascertained that the appraiser is: (a) currently licensed in the state in which the property is located, (b) is experienced in the appraisal of properties similar to the property being appraised, (c) is actively engaged in the appraisal work, (d) has knowledge of current real estate market conditions and financing trends, (e) is reputable, and (f) is not on Freddie Mac’s nor the Bank’s Exclusionary List of appraisers and brokers. In certain cases appraisals will be reviewed by our Real Estate Valuation Services group to ensure the quality of the appraisal and the expertise and independence of the appraiser. Upon receipt and review, an external appraisal is utilized to measure a loan for potential impairment. Our impairment analysis documents the date of the appraisal used in the analysis, whether the officer preparing the report deems it current, and, if not, allows for internal valuation adjustments with justification. Typical justified adjustments might include discounts for continued market deterioration subsequent to appraisal date, adjustments for the release of collateral contemplated in the appraisal, or the value of other collateral or consideration not contemplated in the appraisal. An appraisal over one year old in most cases will be considered stale dated and an updated or new appraisal will be required. Any adjustments from appraised value to net realizable value are detailed and justified in the impairment analysis, which is reviewed and approved by senior credit quality officers and the Company’s Allowance for Loan and Lease Losses (“ALLL”) Committee. Although an external appraisal is the primary source to value collateral dependent loans, we may also utilize values obtained through purchase and sale agreements, negotiated short sales, broker price opinions, or the sales price of the note. These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. Impairment analyses are updated, reviewed and approved on a quarterly basis at or near the end of each reporting period. Based on these processes, we do not believe there are significant time lapses for the recognition of additional loan loss provisions or charge-offs from the date they become known.

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

Upon acquisition of real estate collateral, typically through the foreclosure process, we promptly begin to market the property for sale. If we do not begin to receive offers or indications of interest we will analyze the price and review market conditions to assess whether a lower price reflects the market value of the property and would enable us to sell the property. In addition, we update appraisals on other real estate owned property six to nine months after the most recent appraisal. Increases in valuation adjustments recorded in a period are primarily based on i) updated appraisals received during the period, or ii) management’s authorization to reduce the selling price of the property during the period. Unless a current appraisal is available, an appraisal will be ordered prior to a loan moving to other real estate owned. Foreclosed properties held as other real estate owned are recorded at the lower of the recorded investment in the loan or market value of the property less expected selling costs. Other real estate owned at September 30, 2009 totaled $26.7 million and consisted of 54 properties. At September 30, 2009, one property with a carrying value of $1.3 million is subject to a sales contract, but is accounted for under the deposit method and continues to be reported as other real estate owned.

Loans are reported as restructured when the Bank grants a concession(s) to a borrower experiencing financial difficulties that it would not otherwise consider. Examples of such concessions include a reduction in the loan rate, forgiveness of principal or accrued interest, extending the maturity date(s) or providing a lower interest rate than would be normally available for a transaction of similar risk. As a result of these concessions, restructured loans are impaired as the Bank will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement. Impairment reserves on non-collateral dependent restructured loans are measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value. These impairment reserves are recognized as a specific component to be provided for in the allowance for loan and lease losses.

The Company has written down impaired, non-accrual loans as of September 30, 2009 to their estimated net realizable value, based on disposition value, and are expected to be resolved with no additional material loss, absent further decline in market prices. The following table summarizes our non-performing assets and restructured loans as of September 30, 2009 and December 31, 2008:

Non-Performing Assets

(dollars in thousands)

	September 30, 2009	December 31, 2008
Loans on non-accrual status	$123,714	$127,914
Loans past due 90 days or more and accruing	5,614	5,452

Total non-performing loans	129,328	133,366
Other real estate owned	26,705	27,898

Total non-performing assets	$156,033	$161,264

Restructured loans(1)	$182,199	$23,540

Allowance for loan losses	$103,136	$95,865
Reserve for unfunded commitments	841	983

Allowance for credit losses	$103,977	$96,848

Asset quality ratios:
Non-performing assets to total assets	1.70%	1.88%
Non-performing loans to total loans	2.13%	2.18%
Allowance for loan losses to total loans	1.70%	1.56%
Allowance for credit losses to total loans	1.71%	1.58%
Allowance for credit losses to total non-performing loans	80%	73%

(1)	Represents accruing restructured loans performing according to their restructured terms.

The following tables summarize our non-performing assets by loan type and region as of September 30, 2009 and December 31, 2008:

Non-Performing Assets by Type and Region

(in thousands)

	September 30, 2009
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total
Loans on non-accrual status
Residential development	$6,815	$4,860	$3,951	$4,720	$21,821	$8,648	$50,815
Commercial construction	-	648	-	582	10,947	4,059	16,236
Commercial real estate	1,250	3,398	3,637	-	14,753	12,660	35,698
Commercial	54	4,364	287	12,646	120	3,494	20,965
Other	-	-	-	-	-	-	-

Total loans on non-accrual status	8,119	13,270	7,875	17,948	47,641	28,861	123,714

Loans past due 90 days or more and accruing
Residential development	-	-	-	-	-	-	-
Commercial construction	-	-	-	-	-	-	-
Commercial real estate	-	-	362	-	-	13	375
Commercial	-	-	-	-	1	239	240
Other	4,963	-	-	-	36	-	4,999

Total loans past due 90 days or more and accruing	4,963	-	362	-	37	252	5,614

Total non-performing loans	13,082	13,270	8,237	17,948	47,678	29,113	129,328

Other real estate owned
Residential development	1,085	8,122	1,635	1,765	6,455	395	19,457
Commercial construction	414	-	324	-	423	-	1,161
Commercial real estate	1,810	-	914	551	-	452	3,727
Commercial	940	293	-	-	-	196	1,429
Other	931	-	-	-	-	-	931

Total other real estate owned	5,180	8,415	2,873	2,316	6,878	1,043	26,705

Total non-performing assets	$18,262	$21,685	$11,110	$20,264	$54,556	$30,156	$156,033

	December 31, 2008
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total
Loans on non-accrual status
Residential development	$18,720	$15,846	$4,583	$648	$33,374	$14,041	$87,212
Commercial construction	-	-	-	-	16,889	367	17,256
Commercial real estate	3,743	543	1,525	307	3,709	4,687	14,514
Commercial	2,287	5,402	77	-	-	1,166	8,932
Other	-	-	-	-	-	-	-

Total loans on non-accrual status	24,750	21,791	6,185	955	53,972	20,261	127,914

Loans past due 90 days or more and accruing
Residential development	-	-	1,894	-	-	-	1,894
Commercial construction	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-
Commercial	195	-	-	-	-	114	309
Other	2,308	-	-	2	939	-	3,249

Total loans past due 90 days or more and accruing	2,503	-	1,894	2	939	114	5,452

Total non-performing loans	27,253	21,791	8,079	957	54,911	20,375	133,366

Other real estate owned
Residential development	1,418	13,076	1,352	1,525	6,284	254	23,909
Commercial construction	520	-	-	-	-	-	520
Commercial real estate	-	-	-	381	1,700	-	2,081
Commercial	-	-	-	-	-	293	293
Other	585	-	-	-	510	-	1,095

Total other real estate owned	2,523	13,076	1,352	1,906	8,494	547	27,898

Total non-performing assets	$29,776	$34,867	$9,431	$2,863	$63,405	$20,922	$161,264

As of September 30, 2009, the non-performing assets of $156.0 million have been written down by 44%, or $121.4 million, from their original balance of $277.4 million.

Our residential development loan portfolio, a subset of the construction and development category, has been adversely impacted by the housing market downturn. As a result, the Company has focused its efforts to reduce our exposure to this segment. The following table presents a geographic distribution of the residential development portfolio for the periods shown:

Residential Development Loans

(dollars in thousands)

	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009	Change Since December 31, 2008
Northwest Oregon	$134,506	$120,460	$120,076	$93,745	-30%
Central Oregon	31,186	20,951	15,493	13,753	-56%
Southern Oregon	33,850	29,738	26,561	21,852	-35%
Washington	27,531	26,514	24,744	17,690	-36%
Greater Sacramento	109,181	92,744	84,522	80,107	-27%
Northern California	47,905	38,266	29,894	31,336	-35%

Total	$384,159	$328,673	$301,290	$258,483	-33%

Percentage of total loan portfolio	6%	5%	5%	4%

Quarterly change amount		$(55,486)	$(27,383)	$(42,807)
Quarterly change percentage		-14%	-8%	-14%

Year-to-date change amount		$(55,486)	$(82,869)	$(125,676)
Year-to-date change percentage		-14%	-22%	-33%

The largest single loan type within non-performing loans throughout the year has been residential development loans. At September 30, 2009, $50.8 million, or 39%, of the total $129.3 million of non-performing loans were residential development loans. The following table presents a geographic distribution of the non-performing residential development loans for the periods shown:

Residential Development Non-Performing Loans

(dollars in thousands)

	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009	Change Since December 31, 2008
Northwest Oregon	$18,720	$8,689	$6,985	$6,815	-64%
Central Oregon	15,846	12,415	6,118	4,860	-69%
Southern Oregon	6,477	8,246	7,254	3,951	-39%
Washington	648	216	4,720	4,720	628%
Greater Sacramento	33,374	37,264	25,673	21,821	-35%
Northern California	14,041	13,271	10,601	8,648	-38%

Total	$89,106	$80,101	$61,351	$50,815	-43%

Percentage of non-performing loans	67%	63%	54%	39%

Quarterly change amount		$(9,005)	$(18,750)	$(10,536)
Quarterly change percentage		-10%	-23%	-17%

Year-to-date change amount		$(9,005)	$(27,755)	$(38,291)
Year-to-date change percentage		-10%	-31%	-43%

The following table presents the remaining performing residential development loans by size and geographic distribution as of September 30, 2009:

Residential Development Performing Loans

(dollars in thousands)

	$250k and less	$250k to $1 million	$1 million to $3 million	$3 million to $5 million	$5 million to $10 million	$10 million and greater	Total
Northwest Oregon	$4,607	$9,531	$21,289	$19,562	$31,941	$-	$86,930
Central Oregon	1,550	3,627	3,716	-	-	-	8,893
Southern Oregon	2,105	7,573	8,223	-	-	-	17,901
Washington	-	748	3,770	3,101	5,351	-	12,970
Greater Sacramento	4,456	8,215	8,793	-	16,572	20,250	58,286
Northern California	2,199	5,393	15,096	-	-	-	22,688

Total	$14,917	$35,087	$60,887	$22,663	$53,864	$20,250	$207,668

Commercial real estate, commercial and commercial construction represents 28%, 16% and 13%, respectively, of the remaining non-performing loans as of September 30, 2009, compared to 11%, 7% and 13%, respectively, as of December 31, 2008. Commercial real estate non-performing loans were $36.1 million at September 30, 2009, compared to $14.5 million at December 31, 2008. Commercial non-performing loans were $21.2 million at September 30, 2009, compared to $9.2 million at December 31, 2008. Commercial construction non-performing loans were $16.2 million at September 30, 2009, compared to $17.3 million at December 31, 2008. Of these non-performing loan balances as of September 30, 2009, 61% are directly affected by the housing market downturn or the real estate bubble, or indirectly impacted from the contraction of real estate dependent businesses. The remaining non-performing loans in these segments primarily reflect the impact of the U.S. recession on certain businesses.

The Company is continually performing extensive reviews of our permanent commercial real estate portfolio, including stress testing. These reviews are being performed on both our non-owner and owner occupied credits. These reviews are being completed to verify leasing status, to ensure the accuracy of risk ratings, and to develop pro-active action plans with borrowers on projects where debt service coverage has dropped below the Bank’s benchmark. The stress testing has been performed to determine the effect of rising cap rates, interest rates and vacancy rates, on this portfolio. Based on our analysis, the Company believes our lending teams are effectively managing the risks in this portfolio. There can be no assurance that any further declines in economic conditions, such as potential increases in retail or office vacancy rates, will exceed the projected assumptions utilized in the stress testing and may result in additional non-performing loans in the future.

At September 30, 2009 and December 31, 2008, impaired loans of $182.2 million and $23.5 million were classified as performing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The performing restructured loans on accrual status represent the only impaired loans accruing interest at each respective date. In order for a restructured loan to be considered performing and on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Company has obligations to lend $1.3 million of additional funds on the restructured loans as of September 30, 2009, which primarily relate to three residential development projects.

The following tables summarize our performing restructured loans by loan type and region as of September 30, 2009 and December 31, 2008:

Restructured Loans by Type and Region

(in thousands)

	September 30, 2009
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total
Residential development	$24,371	$1,340	$306	$3,770	$36,335	$4,468	$70,590
Commercial construction	-	1,254	-	4,861	-	250	6,365
Commercial real estate	19,332	1,849	5,794	-	7,404	8,895	43,274
Commercial	39,203	-	-	-	630	17,104	56,937
Other	4,946	-	-	-	87	-	5,033

Total	$87,852	$4,443	$6,100	$8,631	$44,456	$30,717	$182,199

	December 31, 2008
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total
Residential development	$-	$-	$-	$-	$20,135	$1,417	$21,552
Commercial construction	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	1,046	1,046
Commercial	422	-	-	-	360	160	942
Other	-	-	-	-	-	-	-

Total	$422	$-	$-	$-	$20,495	$2,623	$23,540

The following table presents a distribution of our performing restructured loans by year of maturity, according to the restructured terms, as of September 30, 2009:

(in thousands)

Year	Amount
2009	$40,680
2010	104,767
2011	12,842
2012	1,877
2013	1,877
Thereafter	20,156

Total	$182,199

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

ALLOWANCE FOR LOAN AND LEASE LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS

The allowance for loan and lease losses (“ALLL”) totaled $103.1 million at September 30, 2009, an increase from the $95.9 million at December 31, 2008. The increase in the ALLL from the prior year-end results is principally attributable to an increase in provision for loan and lease losses in excess of charge-offs. The following table shows the activity in the ALLL for the three and nine months ended September 30, 2009 and 2008:

Allowance for Loan and Lease Losses

(dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Balance, beginning of period	$98,370	$73,721	$95,865	$84,904
Provision for loan and lease losses	52,108	35,454	140,531	75,723

Loans charged-off	(48,443)	(17,108)	(135,365)	(69,830)
Charge-off recoveries	1,101	1,915	2,105	3,185

Net charge-offs	(47,342)	(15,193)	(133,260)	(66,645)

Total allowance for loan and lease losses	103,136	93,982	103,136	93,982
Reserve for unfunded commitments	841	1,059	841	1,059

Allowance for credit losses	$103,977	$95,041	$103,977	$95,041

As a percentage of average loans and leases (annualized):
Net charge-offs	3.07%	0.98%	2.91%	1.46%
Provision for loan and lease losses	3.38%	2.29%	3.07%	1.66%

The increase in the allowance for loan and lease losses as of September 30, 2009 in relation to the same periods of the prior year is primarily a result of the significant slowdown in the housing industry, which has affected our residential development portfolio, the U.S. recession and declining real estate values in our markets, and its impact on our commercial real estate and commercial construction portfolio, resulting in downgrades within the portfolio, and an increase in loans charged-off. Downgrades within the portfolio have increased our classified credit balances resulting in a higher risk rating-based component of the allowance for loan and lease losses.

All impaired loans are individually evaluated for impairment. If the measurement of each impaired loans’ value is less than the recorded investment in the loan, we recognize this impairment and adjust the carrying value of the loan to fair value through the allowance for loan and lease losses. This can be accomplished by charging-off the impaired portion of the loan or establishing a specific component within the allowance for loan and lease losses. If in management’s assessment the sources of repayment will not result in a reasonable probability that the carrying value of a loan can be recovered, the amount of a loan’s specific impairment is charged-off against the allowance for loan and lease losses. Prior to the second quarter of 2008, the Company established specific reserves within the allowance for loan and leases losses for loan impairments and recognized the charge-off of the impairment reserve when the loan was resolved, sold, or foreclosed and transferred to other real estate owned. Due to declining real estate values in our markets and the deterioration of the U.S. economy in general, it is increasingly likely that impairment reserves on collateral dependent loans, particularly those relating to real estate, will not be recoverable and represent a confirmed loss. As a result, beginning in the second quarter of 2008, the Company began recognizing the charge-off of impairment reserves on impaired loans in the period they arise for collateral dependent loans. This process has effectively accelerated the recognition of charge-offs recognized since the second quarter of 2008. The change in our assessment of the possible recoverability of our collateral dependent impaired loans’ carrying values has ultimately had no impact on our impairment valuation procedures or the amount of provision for loan and leases losses included within the Condensed Consolidated Statements of Operations. Impairment reserves on non-collateral dependent restructured loans are measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value. These impairment reserves are recognized as a specific component to be provided for in the allowance for loan and lease losses.

At September 30, 2009, the recorded investment in loans classified as impaired totaled $305.9 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $3.0 million. The valuation allowance on impaired loans represents the impairment reserves on performing restructured loans. At December 31, 2008, the total recorded investment in impaired loans was $151.5 million, with no corresponding valuation allowance.

The following table presents the distribution of loan charge-offs by loan type for the three and nine months ended September 30, 2009 and 2008, respectively:

Charge-offs by Loan Type

(dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Residential development	$4,359	$13,115	$52,271	$53,761
Commercial construction	9,342	1,520	18,531	2,414
Commercial real estate	11,166	394	23,822	1,841
Commercial	21,849	1,201	36,033	9,601
Other	1,727	878	4,708	2,213

Total loans charged-off	$48,443	$17,108	$135,365	$69,830

The majority of loan charge-offs in the current year relate to residential development loans, and result from the housing market downturn. In the current year we have experienced increased charge-offs related to our commercial, commercial real estate and commercial construction portfolios. The majority of these charge-offs relate to borrowers that were directly affected by the housing market downturn or indirectly impacted from the contraction of real estate dependent businesses. For example, of the $21.8 million of commercial loan charge-offs recognized in the three months ended September 30, 2009, $17.7 million related to two separate investment or finance companies that invest in or provide loans to real estate developers. Additional discussion on the increase in provision for loan and lease losses is provided under the heading Provision for Loan and Lease Losses above.

The following table presents a summary of activity in the reserve for unfunded commitments (“RUC”):

Summary of Reserve for Unfunded Commitments Activity

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Balance, beginning of period	$860	$1,112	$983	$1,182
Net decrease credited to other expense	(19)	(53)	(142)	(123)

Balance, end of period	$841	$1,059	$841	$1,059

We believe that the ALLL and RUC at September 30, 2009 are sufficient to absorb losses inherent in the loan portfolio and credit commitments outstanding as of that date, respectively, based on the best information available. This assessment, based in part on historical levels of net charge-offs, loan growth, and a detailed review of the quality of the loan portfolio, involves uncertainty and judgment. Therefore, the adequacy of the ALLL and RUC cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

MORTGAGE SERVICING RIGHTS

The following table presents the key elements of our mortgage servicing rights asset for the three and nine months ended September 30, 2009 and 2008, respectively:

Summary of Mortgage Servicing Rights

(dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Balance, beginning of period	$10,631	$11,576	$8,205	$10,088
Additions for new mortgage servicing rights capitalized	1,723	587	5,958	2,198
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(2,580)	(1,646)	(3,155)	(1,029)
Other(2)	1,778	221	544	(519)

Balance, end of period	$11,552	$10,738	$11,552	$10,738

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our serviced loan portfolio as of September 30, 2009 and December 31, 2008 was as follows:

(dollars in thousands)

	September 30, 2009	December 31, 2008
Balance of loans serviced for others	$1,205,528	$955,494
MSR as a percentage of serviced loans	0.96%	0.86%

As of September 30, 2009, we serviced residential mortgage loans for others with an aggregate outstanding principal balance of $1.2 billion for which servicing assets have been recorded. Mortgage servicing rights are adjusted to fair value quarterly with the change recorded in mortgage banking revenue.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

At September 30, 2009, we had goodwill of $610.0 million, as compared to $722.0 million at December 31, 2008. The goodwill recorded in connection with acquisitions represents the excess of the purchase price over the estimated fair value of the net assets acquired. Goodwill and other intangible assets with indefinite lives are not amortized but instead are periodically tested for impairment. Management evaluates intangible assets with indefinite lives on an annual basis as of December 31. Additionally, we perform impairment evaluations on an interim basis when events or circumstances indicate impairment potentially exists. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others, a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; adverse action or assessment by a regulator; and unanticipated competition.

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

The most significant fair value adjustment made in this analysis was to adjust the carrying value of the Company’s loans receivable portfolio to fair value. The fair value of the Company’s loan receivable portfolio at June 30, 2009 was estimated in a manner similar to methodology utilized as part of the December 31, 2008 goodwill impairment evaluation. As part of the December 31, 2008 loan valuation, the loan portfolio was stratified into sixty-eight loan pools that shared common characteristics, namely loan type, payment terms, and whether the loans were performing or non-performing. Each loan pool was discounted at a rate that considers current market interest rates, credit risk, and assumed liquidity premiums required based upon the nature of the underlying pool. Due to the disruption in the financial markets experienced during 2008 and continuing through 2009, the liquidity premium reflects the reduction in demand in the secondary markets for all grades of non-conforming credit, including those that are performing. Liquidity premiums for individual loan categories generally ranged from 4.6% for performing loans to 30% for construction and non-performing loans. At December 31, 2008, the fair value of the overall loan portfolio was calculated to be at a 9% discount relative to its book value. The composition of the loan portfolio at June 30, 2009, including loan type and performance indicators, was substantially similar to the loan portfolio at December 31, 2008. At June 30, 2009, the fair value of the loan portfolio was estimated to be at a 12% discount relative to its carrying value. The additional discount is primarily attributed to the additional liquidity premium required as of the measurement date associated with the Company’s concentration of commercial real estate loans.

Other significant fair value adjustments utilized in this goodwill impairment analysis were as follows. The value of the core deposit intangible asset was calculated as 0.53% of core deposits, which includes all deposits except certificates of deposit. The carrying value of other real estate owned was discounted by 25%, representing a liquidity adjustment given the current market conditions. The fair value of our trade name, which represents the competitive advantage associated with our brand recognition and ability to attract and retain relationships, was estimated to be $19.3 million. The fair value of our junior subordinated debentures carried at amortized cost was determined in a manner and utilized inputs, primarily the credit risk adjusted spread, consistent with our methodology for determining the fair value of junior subordinated debentures recorded at fair value. Information relating to our methodologies for estimating the fair value of financial instruments that were adjusted to fair value as part of this analysis, including the Visa Class B common stock, deposits, term debt, and junior subordinated debentures, is included in Note 15 of the Notes to Condensed Consolidated Financial Statements.

Based on the results of the step two analysis, the Company determined that the implied fair value of the goodwill was less than its carrying amount on the Company’s balance sheet, and as a result, we recognized a goodwill impairment loss of $112.0 million in the second quarter of 2009. This write-down of goodwill is a non-cash charge that does not affect the Company’s or the Bank’s liquidity or operations. In addition, because goodwill is excluded in the calculation of regulatory capital, the Company’s “well-capitalized” regulatory capital ratios are not affected by this charge.

The Company evaluated goodwill for impairment as of September 30, 2009. The first step of the goodwill impairment test indicated that the reporting unit’s fair value was less than its carrying value. In the second step of the goodwill impairment test, the implied fair value of goodwill exceeded the carrying value of goodwill, therefore no further impairment was recognized in the third quarter of 2009. The significant assumptions and methodology utilized to test for goodwill impairment as of September 30, 2009 was substantially similar to those used in the June 30, 2009 evaluation.

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

As a result of the December 31, 2008 goodwill impairment evaluation related to the Retail Brokerage reporting segment, management determined that there was a $1.0 million impairment following the departure of certain Umpqua Investments financial advisors. The valuation of the impairment at the Retail Brokerage operating segment was determined using an income approach by discounting cash flows of forecasted earnings. The key assumptions used to estimate the fair value of each reporting unit include earnings forecasts for five years, a terminal value based on expected future growth rates, and a discount rate reflective of current market conditions. Management does not believe there have been any events in the three and nine months ended September 30, 2009, such as a significant decrease in the fair value of the reporting unit or its underlying assets and liabilities, a significant adverse change in the business climate, or any other indication of impairment, that would trigger a remeasurement of, or result in an impairment to, goodwill as of September 30, 2009. As of September 30, 2009, the ending carrying value of the Retail Brokerage segment’s goodwill was $2.7 million.

At September 30, 2009, we had other intangible assets of $31.8 million, as compared to $35.8 million at December 31, 2008. As part of a business acquisition, a portion of the purchase price is allocated to the value other intangible assets such as the merchant servicing portfolio or core deposits, which includes all deposits except certificates of deposit. The value of these other intangible assets were determined by a third party based on the net present value of future cash flows for the merchant servicing portfolio and an analysis of the cost differential between the core deposits and alternative funding sources for the core deposit intangible. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and are also reviewed for impairment. The decrease to other intangible assets is a result of scheduled amortization. We amortize other intangible assets on an accelerated or straight-line basis over an estimated ten to fifteen year life. No impairment losses separate from the scheduled amortization have been recognized in connection with other intangible assets since their initial recognition.

DEPOSITS

Total deposits were $7.2 billion at September 30, 2009, an increase of $626.9 million, or 12.7% annualized, as compared to year-end 2008. Excluding the deposits acquired through the FDIC-assisted purchase and assumption of the Bank of Clark County, the organic deposit growth rate was 9.3% annualized. Of the total change in deposit balances during the current year, deposits from consumers and businesses increased $777.9 million, partially offset by a decline in deposits from public entities of $151.0 million. Deposits increased $401.1 million in the third quarter of 2009 as a result of successful summer season deposit promotions. Management attributes the organic growth to ongoing business development and marketing efforts in our service markets. Information on average deposit balances and average rates paid is included under the Net Interest Income section of this report.

The following table presents the deposit balances by major category as of September 30, 2009 and December 31, 2008:

Deposits

(dollars in thousands)

	September 30, 2009		December 31, 2008
	Amount	Percentage	Amount	Percentage
Non-interest bearing	$1,337,280	19%	$1,254,079	19%
Interest bearing demand	788,865	11%	752,931	11%
Savings and money market	2,690,745	37%	2,335,158	36%
Time, $100,000 or greater	1,607,763	22%	1,311,207	20%
Time, less than $100,000	791,168	11%	935,560	14%

Total	$7,215,821	100%	$6,588,935	100%

The Company has an agreement with Promontory Interfinancial Network LLC (“Promontory”) that makes it possible to provide FDIC deposit insurance to balances in excess of current deposit insurance limits. Promontory’s Certificate of Deposit Account Registry Service (“CDARS”) uses a deposit-matching program to exchange Bank deposits in excess of the current deposit insurance limits for excess balances at other participating banks, on a dollar-for-dollar basis, that would be fully insured at the Bank. This product is designed to enhance our ability to attract and retain customers and increase deposits, by providing additional FDIC coverage to customers. CDARS deposits can be reciprocal or one-way. All of the Bank’s CDARS deposits are reciprocal. At September 30, 2009 and December 31, 2008, the Company’s CDARS balances totaled $278.7 million and $345.6 million, respectively. Of these totals, at September 30, 2009 and December 31, 2008, $226.6 million and $78.9 million, respectively, represented time deposits equal to or greater than $100,000 but were fully insured under current deposit insurance limits.

BORROWINGS

At September 30, 2009, the Bank had outstanding $50.0 million of securities sold under agreements to repurchase and no outstanding federal funds purchased balances. The Bank had outstanding term debt of $76.3 million at September 30, 2009. Term debt outstanding as of September 30, 2009 decreased $130.1 million since December 31, 2008 as a result of the repayment of FHLB borrowings. Advances from the FHLB amounted to $75.8 million of the total term debt and are secured by investment securities and residential mortgage loans. Of the $75.8 million, $75.0 million of the FHLB advances outstanding at September 30, 2009 had a fixed interest rate of 3.35%, and the remaining balances had fixed interest rates ranging from 6.08% to 7.44%. No FHLB advances outstanding mature prior to December 31, 2009, and $75.0 million, or 99%, mature prior to December 31, 2010. Management expects continued use of FHLB advances as a source of short and long-term funding.

JUNIOR SUBORDINATED DEBENTURES

We had junior subordinated debentures with carrying values of $185.3 million and $196.2 million at September 30, 2009 and December 31, 2008, respectively.

At September 30, 2009, approximately $219.6 million, or 95% of the total issued amount, had interest rates that are adjustable on a quarterly basis based on a spread over three month LIBOR. Interest expense for junior subordinated debentures has decreased for the three and nine months ended September 30, 2009, compared to the same periods in 2008, primarily resulting from decreases in short-term market interest rates and LIBOR. Although increases in short-term market interest rates will increase the interest expense for junior subordinated debentures, we believe that other attributes of our balance sheet will serve to mitigate the impact to net interest income on a consolidated basis.

On January 1, 2007, Umpqua elected the fair value measurement option for certain pre-existing junior subordinated debentures of $97.9 million (the Umpqua Statutory Trusts). The remaining junior subordinated debentures as of the adoption date were acquired through business combinations and were measured at fair value at the time of acquisition. In 2007 the Company issued two series of trust preferred securities and elected to measure each instrument at fair value. Accounting for junior subordinated debentures originally issued by the Company at fair value enables us to more closely align our financial performance with the economic value of those liabilities. Additionally, we believe it improves our ability to manage the market and interest rate risks associated with the junior subordinated debentures. The junior subordinated debentures measured at fair value and amortized cost have been presented as separate line items on the balance sheet. The ending carrying (fair) value of the junior subordinated debentures measured at fair value represents the estimated amount that would be paid to transfer these liabilities in an orderly transaction amongst market participants.

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

In the second quarter of 2009, due to continued inactivity in the junior subordinated debenture and related markets and clarified guidance relating to the determination of fair value when the volume and level of activity for an asset or liability have significantly decreased or where transactions are not orderly, management utilized a third-party pricing service to estimate the fair value of these liabilities. The pricing service utilizes an income approach valuation technique, specifically an option-adjusted spread (“OAS”) valuation model. This OAS model values the cash flows over multiple interest rate scenarios and discounts these cash flows using a credit risk adjustment spread over the three month LIBOR swap curve. The OAS model currently being utilized is more sophisticated and computationally intensive than the model previously used; however, the models react similarly to changes in the underlying inputs and the results are considered comparable. Generally, an increase in the credit risk adjusted spread and/or a decrease in the swap curve will result in positive fair value adjustments. Conversely, a decrease in the credit risk adjusted spread and/or an increase in the swap curve will result in negative fair value adjustments.

For the three and nine months ended September 30, 2009, we recorded gains of $982,000 and $10.2 million, respectively, as compared to gains of $25.3 million and $30.2 million for the three and nine months ended September 30, 2008, respectively, resulting from the change in fair value of the junior subordinated debentures recorded at fair value. The change in fair value of the junior subordinated debentures carried at fair value in the current year primarily result from the widening of the credit risk adjusted spread. Management believes that the credit risk adjusted spread being utilized is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. In management’s estimation, the change in fair value of the junior subordinated debentures during the current period represent changes in the market’s nonperformance risk expectations and pricing of this type of debt, and not as a result of changes to our entity-specific credit risk.

Additional information regarding junior subordinated debentures measured at fair value is included in Note 15 of the Notes to Condensed Consolidated Financial Statements.

All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of September 30, 2009, under guidance issued by the Board of Governors of the Federal Reserve System. Additional information regarding the terms of the junior subordinated debentures, including maturity/redemption dates, interest rates and the fair value election, is included in Note 7 of the Notes to Condensed Consolidated Financial Statements.

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

The Bank had available lines of credit with the FHLB totaling $2.0 billion at September 30, 2009 subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $170.0 million at September 30, 2009. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. In the three and nine months ended September 30, 2009, the Bank paid the

Company $6.0 million and $18.0 million, respectively, in dividends to fund regular operations. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to fund its quarterly cash dividend distributions to preferred or common shareholders and meet its ongoing cash obligations, which consist principally of debt service on the $230.1 million (issued amount) of outstanding junior subordinated debentures. As of September 30, 2009, the Company did not have any borrowing arrangements of its own.

As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $104.5 million during the nine months ended September 30, 2009. The principal source of cash provided by operating activities was net income, after excluding non-cash charges such as the provision for loan and lease losses and goodwill impairment charge. Net cash of $482.2 million used in investing activities consisted principally of $980.2 million of purchases of investment securities available for sale, net loan growth of $101.5 million and $7.8 million of purchases of premises and equipment, partially offset by proceeds from investment securities of $406.2 million, cash acquired in the Bank of Clark County merger of $178.9 million, and proceeds from the sale of other real estate owned of $20.8 million. The $544.0 million of cash provided by financing activities primarily consisted of $443.0 million increase in net deposits, $245.7 in net proceeds from the issuance of common stock and $2.4 million increase in securities sold under agreements to repurchase, partially offset by $130.1 million repayment of term debt, $9.1 million of dividends paid on common stock and $8.1 million of dividends paid on preferred stock.

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

OFF-BALANCE-SHEET ARRANGEMENTS

Information regarding Off-Balance-Sheet Arrangements is included in Note 8 of the Notes to Condensed Consolidated Financial Statements.

CONCENTRATIONS OF CREDIT RISK

Information regarding Concentrations of Credit Risk is included in Note 8 of the Notes to Condensed Consolidated Financial Statements.

CAPITAL RESOURCES

Shareholders’ equity at September 30, 2009 was $1.6 billion, an increase of $119.1 million from December 31, 2008. The increase in shareholders’ equity during the nine months ended September 30, 2009 was principally due to $245.7 million in net proceeds from the public stock offering, the net changes in unrealized gains on investment securities available for sale of $16.2 million (net of tax), increases related to stock-based compensation of $1.7 million and the net change in unrealized losses on investment securities held to maturity of $1.2 million (net of tax), partially offset by a net loss of $126.7 million for the nine month period, common stock dividends of $10.4 million, and preferred stock dividends of $8.1 million.

The following table shows Umpqua Holdings’ consolidated and Umpqua Bank’s capital adequacy ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a “well-capitalized” institution at September 30, 2009 and December 31, 2008:

(in thousands)

	Actual		For Capital Adequacy purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2009:
Total Capital
(to Risk Weighted Assets)
Consolidated	$1,252,565	17.60%	$569,348	8.00%	$711,685	10.00%
Umpqua Bank	$939,187	13.21%	$568,773	8.00%	$710,967	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$1,163,422	16.35%	$284,629	4.00%	$426,944	6.00%
Umpqua Bank	$850,116	11.96%	$284,320	4.00%	$426,480	6.00%
Tier I Capital
(to Average Assets)
Consolidated	$1,163,422	13.73%	$338,943	4.00%	$423,679	5.00%
Umpqua Bank	$850,116	10.04%	$338,692	4.00%	$423,365	5.00%

As of December 31, 2008:
Total Capital
(to Risk Weighted Assets)
Consolidated	$1,041,882	14.62%	$570,113	8.00%	$712,642	10.00%
Umpqua Bank	$943,986	13.25%	$569,954	8.00%	$712,442	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$952,725	13.37%	$285,034	4.00%	$427,550	6.00%
Umpqua Bank	$854,829	12.00%	$284,943	4.00%	$427,415	6.00%
Tier I Capital
(to Average Assets)
Consolidated	$952,725	12.38%	$307,827	4.00%	$384,784	5.00%
Umpqua Bank	$854,829	11.13%	$307,216	4.00%	$384,020	5.00%

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

The Company’s dividend policy considers, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth to determine the amount of dividends declared, if any, on a quarterly basis. There is no assurance that future cash dividends on common shares will be declared or increased. The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three and nine months ended September 30, 2009 and 2008:

Cash Dividends and Payout Ratios per Common Share

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Dividend declared per common share	$0.05	$0.19	$0.15	$0.57
Dividend payout ratio	-36%	90%	-7%	73%

On August 13, 2009, the Company raised $258.7 million through a public offering by issuing 26,538,461 shares of the Company’s common stock, including 3,461,538 shares pursuant to the underwriters’ over-allotment option, at a share price of $9.75 per share. The net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses were $245.7 million. The net proceeds from the offering will qualify as Tier 1 capital and will be used for general corporate purposes, which may include capital to support growth and acquisition opportunities and to position the Company for eventual redemption of preferred stock and warrants issued to the U.S. Treasury under the Capital Purchase Program. The Company is currently evaluating the timing of redemption of the preferred stock and related warrants.

On April 21, 2009, the Company announced that the Board of Directors approved an extension to the expiration date of the common stock repurchase plan from June 30, 2009 to June 30, 2011. As of September 30, 2009, a total of 1.5 million shares remained available for repurchase. No shares were repurchased under the repurchase plan during the third quarter of 2009. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, our capital plan, and are subject to certain limitations resulting from the Company’s participation in the TARP Capital Purchase Program. In addition, our stock plans provide that option and restricted stock award holders may pay for the exercise price and tax withholdings in part or whole by tendering previously held shares.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of September 30, 2009 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.    Controls and Procedures

Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic SEC filings. The disclosure controls and procedures were last evaluated by management as of September 30, 2009.

There have been no changes in our internal controls or in other factors that have materially affected or are likely to materially affect our internal controls over financial reporting subsequent to the date of the evaluation.

Part II. OTHER INFORMATION

Item 1.    Legal Proceedings

On June 19, 2009, in the Circuit Court of the State of Oregon for Multnomah County, Kevin D. Padrick, Trustee of the Summit Accommodators Liquidating Trust, as plaintiff, filed a complaint seeking damages of at least $30 million from Umpqua Bank. Plaintiff alleges that the Bank’s provision of banking services to Summit Accommodators, Inc. (“Summit”), a 1031 exchange accommodator, aided and abetted the principals of Summit to breach their fiduciary duty to Summit. Based on the allegations in the complaint and our understanding of the relevant facts and circumstances, we believe that the claim is without merit and the Company is vigorously defending the claim.

On September 10, 2009, Danae Miller and fifty-seven additional plaintiffs, who are creditors in the Summit bankruptcy, filed a complaint in Multnomah County Circuit Court seeking damages of at least $30 million from Umpqua Bank. Plaintiffs make allegations that are similar to the allegations made by Padrick, i.e. that the Bank’s provision of banking services to Summit aided and abetted Summit’s breach of fiduciary duty to plaintiffs. Like the Padrick case, we believe that this claim is without merit and the Company is vigorously defending the claim.

No loss accrual has been made for either of these claims in the accompanying unaudited consolidated financial statements.

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

A large percentage of our loan portfolio is secured by real estate, in particular commercial real estate. Continued deterioration in the real estate market or other segments of our loan portfolio would lead to additional losses, which could have a material adverse effect on our business, financial condition and results of operations.

Approximately 80% of our loan portfolio is secured by real estate, the majority of which is commercial real estate. As a result of increased levels of commercial and consumer delinquencies and declining real estate values, we have experienced increasing levels of net charge-offs and allowances for loan and lease reserves. Continued increases in commercial and consumer delinquency levels or continued declines in real estate market values would require increased net charge-offs and increases in the allowance for loan and lease losses, which could have a material adverse effect on our business, financial condition and results of operations and prospects.

The effects of the current economic recession have been particularly severe in our primary market areas in the Pacific Northwest and Northern California.

Substantially all of our loans are to businesses and individuals in Northern California, Oregon and Washington. The Pacific Northwest has one of the nation’s highest unemployment rates and major employers in Oregon and Washington have recently implemented substantial employee layoffs or scaled back growth plans. Severe declines in housing prices and property values have been particularly acute in our primary market areas. The State of California continues to face fiscal challenges, the long-term effects of which on the State’s economy cannot be predicted. A further deterioration in the economic conditions or a prolonged delay in economic recovery in our primary market areas could result in the following consequences, any of which could materially and adversely affect our business: loan delinquencies may increase; problem assets and foreclosures may increase; demand for our products and services may decrease; low cost or noninterest bearing deposits may decrease; and collateral for loans made by us, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.

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

The widening of the credit risk adjusted rate spreads on potential new issuances of junior subordinated debentures above our contractual spreads and recent reductions in three month LIBOR rates have contributed to positive fair value adjustments in our junior subordinated debentures carried at fair value. Conversely, contractions in future credit risk adjusted rate spreads on potential new issuances relative to the market rate spread utilized to measure our junior subordinated debentures at fair value or future increases to the three month LIBOR will result in negative fair value adjustments.

Recent legislative and regulatory initiatives to support the financial services industry have been coupled with numerous restrictions and requirements that could detrimentally affect the Company’s business and require us to raise additional capital.

In addition to the U.S. Treasury’s Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program (“TARP”) announced in the fall of 2008, the U.S. Treasury and the FDIC have taken further steps to support and regulate the financial services industry, that include enhancing the liquidity support available to financial institutions, establishing a commercial paper funding facility, temporarily guaranteeing money market funds and certain types of debt issuances, and increasing insurance on bank deposits. Also, the U.S. Congress, through the Emergency Economic Stabilization Act of 2008 (the “EESA”) and the American Recovery and Reinvestment Act of 2009 (the “ARRA”), have imposed a number of restrictions and limitations on the operations of financial services firms participating in the federal programs. These programs subject us and other financial institutions who participate in them to (i) additional restrictions, oversight, reporting obligations and costs; and (ii) compensation restrictions that limit our ability to attract and retain executives, each of which could have an adverse impact on our business, financial condition, results of operations or the price of our common stock. In addition, new proposals for legislation continue to be introduced in the U.S. Congress that could further substantially increase regulation of the financial services industry and impose restrictions on the ability of firms within the industry to conduct business consistent with historical practices, including aspects such as compensation, interest rates, new and inconsistent consumer protection regulations and mortgage regulation, among others. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. We cannot predict the substance or impact of pending or future legislation or regulation, or the application thereof. Compliance with such current and potential regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner. In response, we may be required to or choose to raise additional capital, which could have a dilutive effect on the existing holders of our common stock and adversely affect the market price of our common stock. We continually evaluate opportunities to access capital markets taking into account our regulatory capital ratios, financial condition, stock price and other relevant considerations. Capital actions may include opportunistically retiring our outstanding securities, including our preferred shares issued to the U.S. Treasury under the CPP or trust preferred securities, by raising additional capital in open market transactions, privately negotiated transactions or public offers for cash or common shares. We may also issue additional common stock in public or private transactions to increase or maintain our capital levels above the requirements for a well-capitalized institution as established by the federal bank regulatory agencies as well as other regulatory targets.

Difficult market conditions have adversely affected and may continue to have an adverse effect on our industry.

The capital and credit markets have been experiencing unprecedented volatility and disruption for more than eighteen months. Dramatic declines in the housing market over the past eighteen months, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

•

We expect to face increased regulation of our industry, including as a result of the EESA and the ARRA. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•

Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite our customers become less predictive of future behaviors.

•

The process we use to estimate losses inherent in our loan portfolio requires difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans, which may no longer be capable of accurate estimation and may, in turn, impact the reliability of the process.

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

The Bank, like other lenders, is subject to credit risk, which is the risk of losing principal or interest due to borrowers’ failure to repay loans in accordance with their terms. Underwriting and documentation controls do not always work properly. A downturn in the economy or the real estate market in our market areas or a rapid increase in interest rates could have a negative effect on collateral values and borrowers’ ability to repay. To the extent loans are not paid timely by borrowers, the loans are placed on non-accrual status, thereby reducing interest income. Further, under these circumstances, an additional provision for loan and lease losses or unfunded commitments may be required. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments”, “Provision for Loan and Lease Losses” and “Asset Quality and Non-Performing Assets”, included in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q incorporated by reference herein.

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

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale or pledging as collateral of loans and other assets could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market down turn or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are nonspecific to us, such as severe disruption of the financial markets or negative news and expectations about the prospects for the financial services industry as a whole as evidenced by recent turmoil in the domestic and worldwide credit markets.

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

Umpqua Holdings Corporation is a separate and distinct legal entity from our subsidiaries and it receives substantially all of its revenue from dividends paid from Umpqua Bank. There are legal limitations on the extent to which the Bank may extend credit, pay dividends or otherwise supply funds to, or engage in transactions with, us. Our inability to receive dividends from the Bank would adversely affect our business, financial condition, results of operations and prospects.

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

Various statutory provisions restrict the amount of dividends the Bank can pay to us without regulatory approval. The Bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet the “adequately capitalized” level in accordance with regulatory capital requirements. It is also possible that, depending upon the financial condition of the Bank and other factors, regulatory authorities could assert that payment of dividends or other payments, including payments to us, is an unsafe or unsound practice. Under Oregon law, the Bank may not pay dividends in excess of unreserved retained earnings, deducting therefrom, to the extent not already charged against earnings or reflected in a reserve, the following: (1) all bad debts, which are debts on which interest is past due and unpaid for at least six months, unless the debt is fully secured and in the process of collection; (2) all other assets charged-off as required by Oregon bank regulators or a state or federal examiner; and (3) all accrued expenses, interest and taxes of the institution.

A significant decline in the company’s market value could result in an impairment of goodwill.

Recently, the Company’s common stock has been trading at a price below its book value, including goodwill and other intangible assets. The valuation of goodwill is determined using discounted cash flows of forecasted earnings, estimated sales price based on recent observable market transactions and market capitalization based on current stock price. If impairment was deemed to exist, a write down of the asset would occur with a charge to earnings. In the second quarter 2009 we recognized a goodwill impairment charge of $112.0 million related to our Community Banking operating segment.

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

On October 3, 2008, President Bush signed into law the EESA. The legislation was enacted in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, invest in preferred stock of financial institutions and purchase mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. There can be no assurance, however, as to the actual impact that the EESA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA and any subsequent legislation to stabilize the financial markets and a continued worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

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

We are subject to TARP rules and standards governing executive compensation, which generally apply to the five most highly compensated senior executive officers. The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive; and (5) bonus and incentive compensation restrictions. In particular, the change to the deductibility limit on executive compensation will likely increase the overall cost of our compensation programs in future periods.

Federal and state governments could pass legislation responsive to current credit conditions.

We could experience higher credit losses because of federal or state legislation or regulatory action that reduces the amount that the Bank’s borrowers are otherwise contractually required to pay under existing loan contracts. Also, we could experience higher credit losses because of federal or state legislation or regulatory action that limits the Bank’s ability to foreclose on property or other collateral or makes foreclosure less economically feasible.

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

Involvement in non-bank business creates risks associated with the securities industry.

Umpqua Investments’ retail brokerage operations present special risks not borne by community banks that focus exclusively on community banking. For example, the brokerage industry is subject to fluctuations in the stock market that may have a significant adverse impact on transaction fees, customer activity and investment portfolio gains and losses. Likewise, additional or modified regulations may adversely affect Umpqua Investments’ operations. Umpqua Investments is also dependent on a small number of established brokers, whose departure could result in the loss of a significant number of customer accounts. A significant decline in fees and commissions or trading losses suffered in the investment portfolio could adversely affect Umpqua Investments’ income and potentially require the contribution of additional capital to support its operations. Umpqua Investments is subject to claim arbitration risk arising from customers who claim their investments were not suitable or that their portfolios were too actively traded. These risks increase when the market, as a whole, declines. The risks associated with retail brokerage may not be supported by the income generated by those operations. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Non-interest Income”, included in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q incorporated by reference herein.

Our banking and brokerage operations are subject to extensive government regulation that is expected to become more burdensome, increase our costs and make us less competitive compared to financial services firms that are not subject to the same regulation.

We and our subsidiaries are subject to extensive regulation under federal and state laws. These laws and regulations are primarily intended to protect customers, depositors and the deposit insurance fund, rather than shareholders. The Bank is an Oregon state-chartered commercial bank whose primary regulator is the Oregon Division of Finance and Corporate Securities. The Bank is also subject to the supervision by and the regulations of the Washington Department of Financial Institutions, the California Department of Financial Institutions and the Federal Deposit Insurance Corporation (“FDIC”), which insures bank deposits. Umpqua Investments is subject to extensive regulation by the Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority. Umpqua is subject to regulation and supervision by the Board of Governors of the Federal Reserve System, the SEC and NASDAQ. Federal and state regulations may place banks and brokerage firms at a competitive disadvantage compared to less regulated competitors such as finance companies, credit unions, mortgage banking companies and leasing companies. If we receive less than satisfactory results on regulatory examinations, we could be restricted from making acquisitions, adding new stores, developing new lines of business or otherwise continuing our growth strategy for a period of time. Future changes in federal and state banking and brokerage regulations could adversely affect our operating results and ability to continue to compete effectively.

The value of the securities in our investment securities portfolio may be negatively affected by continued disruptions in securities markets.

The market for some of the investment securities held in our portfolio has become extremely volatile over the past two years. Volatile market conditions may detrimentally affect the value of these securities, such as through reduced valuations due to the perception of heightened credit and liquidity risks. There can be no assurance that the declines in market value associated with these disruptions will not result in other-than-temporary or permanent impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

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

We depend on internal and outsourced technology to support all aspects of our business operations. Interruption or failure of these systems creates a risk of business loss such as civil fines or damage claims from privacy breaches and adverse customer experience. Risk management programs are expensive to maintain and will not protect the Company from all risks associated with maintaining the security of customer information, proprietary data, external and internal intrusions, disaster recovery and failures in the controls used by vendors.

Our business is highly reliant on third party vendors and our ability to manage the operational risks associated with outsourcing those services.

We rely on third parties to provide services that are integral to our operations. These third party service providers support our operations and our sales efforts. Any disruption in the services provided by these third parties, or any reputational risk or damage they may suffer as a result of such disruptions could have an adverse effect on our reputation, operations and our ability to meet the needs of our customers. In our asset management business, we have a business alliance with Ferguson Wellman, a registered investment advisor to whom we refer customers for investment advice and asset management services. We cannot be sure that we will be able to maintain these relationships on favorable terms. We are dependent on third party service providers for data processing and information processing services that support our day-to-day banking and brokerage services. Some of these providers are associated with our competitors. The loss of these third party relationships could produce disruption of service and significant costs in connection with replacing those services.

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

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time the Financial Accounting Standards Board (“FASB”) changes the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in a restatement of prior period financial statements.

Sales of a significant number of shares of our common stock in the public markets, or the perception of such sales, could depress the market price of our common stock.

Sales of a substantial number of shares of our common stock in the public markets and the availability of those shares could adversely affect the market price of our common stock. In addition, future issuances of equity securities, including pursuant to outstanding warrants or options, could dilute the interests of our existing stockholders, including you, and cause the market price of our common stock to decline. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding warrants or options or for other reasons. We cannot predict the effect that future sales of our common stock would have on the market price of our common stock.

Our stock price has been and is likely to be volatile, which could increase the risk of securities litigation.

The trading price of our common stock has been and is likely to be highly volatile and subject to wide fluctuations in price. This volatility is in response to various factors, many of which are beyond our control, including:

•	actual or anticipated variations in quarterly operating results from historical results or estimates of results prepared by securities analysts;
•	announcements of new services or products by us or our competitors;
•	announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	conditions or trends in financial industry;
•	additions or departures of key personnel;
•	general economic conditions and interest rates;
•

instability in the United States and other financial markets and the ongoing and possible escalation of unrest in the Middle East, other armed hostilities or further acts or threats of terrorism in the United States or elsewhere;

•	sales of our common stock;
•

the potential impact of the secondary trading of our stock on foreign exchanges which are subject to less regulatory oversight than the NASDAQ Global Select Market, without our permission, and the activity of the market makers of our stock on such exchanges, including the risk that such market makers may engage in naked short sales and/or other deceptive trading practices which may artificially depress or otherwise affect the price of our common stock on the NASDAQ Global Select Market;

•	earnings estimates and recommendations of securities analysts;
•	the performance and stock price of other companies that investors and analysts deem comparable to us;
•	the soundness or predicted soundness of other financial institutions; and
•	the public perception of the banking industry and its safety and soundness.

In addition, the stock market in general, and the NASDAQ Global Select Market and the market for commercial banks and other financial services companies in particular, has experienced significant price and volume fluctuations that sometimes have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.

Anti-takeover provisions in our restated articles of incorporation and bylaws and Oregon law could make a third party acquisition of us difficult.

Our restated articles of incorporation contain provisions that could make it more difficult for a third party to acquire us (even if doing so would be beneficial to our stockholders) and for holders of our common stock to receive any related takeover premium for their common stock. We are also subject to certain provisions of Oregon law that could delay, deter or prevent a change in control of us. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

Our ability to pay dividends depends upon the results of operations of our subsidiaries.

Although we have historically paid a quarterly cash dividend to the holders of our common stock, holders of our common stock are not entitled to receive dividends. Downturns in the economy could cause our board of directors to consider, among other things, the reduction of dividends paid on our common stock. This could adversely affect the market price of our common stock. Our board of directors decided to reduce the dividend on our common stock, commencing in the fourth quarter of 2008, and our board of directors could decide to further reduce the dividends on our common stock. Additionally, the terms of the Series A Preferred Stock issued to the U.S. Treasury prohibit us from paying dividends in excess of $0.19 per share per quarter. See “Dividend Policy.”

The common stock is equity and is subordinate to our existing and future indebtedness and preferred stock and effectively subordinated to all the indebtedness.

Shares of the common stock are equity interests in us and do not constitute indebtedness. As such, shares of the common stock will rank junior to all of our indebtedness and to other non-equity claims against us and our assets available to satisfy claims against us, including in our liquidation. Additionally, holders of our common stock are subject to the prior dividend and liquidation rights of holders of our outstanding preferred stock, if any. The Series A Preferred Stock held by the U.S. Treasury has an aggregate liquidation preference of $214.2 million. Our board of directors is authorized to issue additional classes or series of preferred stock without any action on the part of the holders of our common stock and we are permitted to incur additional debt. Upon liquidation, lenders and holders of our debt securities and preferred stock would receive distributions of our available assets prior to holders of our common stock.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2009:

Period	Total number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
7/1/09 - 7/31/09	17	$ 8.05	-	1,542,945
8/1/09 - 8/31/09	30	$ 10.44	-	1,542,945
9/1/09 - 9/30/09	71	$ 10.76	-	1,542,945

Total for quarter	118	$ 10.29	-

(1)	Shares repurchased by the Company during the quarter consist of cancellation of 118 restricted shares to pay withholding taxes. During the three months ended September 30, 2009, no shares were tendered in connection with option exercises and no shares were repurchased pursuant to the Company’s publicly announced corporate stock repurchase plan described in (2) below.

(2)	The repurchase plan, which was approved by the Board and announced in August 2003, originally authorized the repurchase of up to 1.0 million shares. The authorization was amended to increase the repurchase limit initially to 1.5 million shares and subsequently to 2.5 million shares. On April 19, 2007, the Company announced an expansion of the repurchase plan by increasing the repurchase limit to 6.0 million shares and extending the plan’s expiration date to June 30, 2009. On April 21, 2009, the Company announced a further extension of the plan’s expiration date to June 30, 2011.

Item 3.    Defaults Upon Senior Securities

Not Applicable

Item 4.    Submissions of Matters to a Vote of Security Holders

(a)	Not Applicable.

(b)	Not Applicable.

(c)	Not Applicable.

(d)	Not Applicable.

Item 5.    Other Information

(a)	Not Applicable

(b)	Not Applicable

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

UMPQUA HOLDINGS CORPORATION
(Registrant)

Dated November 3, 2009	/s/ Raymond P. Davis
Raymond P. Davis
President and Chief Executive Officer

Dated November 3, 2009	/s/ Ronald L. Farnsworth
Ronald L. Farnsworth
Executive Vice President/Chief Financial Officer and Principal Financial Officer

Dated November 3, 2009	/s/ Neal T. McLaughlin
Neal T. McLaughlin
Executive Vice President/Treasurer and
Principal Accounting Officer

EXHIBIT INDEX

Exhibit

1.1	(a)Underwriting Agreement dated August 13, 2009 between the Company and J.P. Morgan Securities, Inc., as Representative of the several Underwriters.
3.1	(b)Restated Articles of Incorporation with Designation of Fixed Rate Cumulative Perpetual Preferred Stock, Series A
3.2	(c)Bylaws, as amended
5.1	(d)Legal opinion dated August 13, 2009 regarding validity of securities offered, issued by Roberts Kaplan LLP
4.1	(e)Specimen Stock Certificate
10.1	(f)Form of Lock-Up Agreement between J.P. Morgan Securities, Inc., as Representative of the several Underwriters and the Company’s directors and executive officers.
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to Exhibit 1.1 to Form 8-K filed August 14, 2009
(b)	Incorporated by reference to Exhibit 3.1 to Form 8-K filed November 14, 2008
(c)	Incorporated by reference to Exhibit 3.2 to Form 8-K filed April 21, 2008
(d)	Incorporated by reference to Exhibit 5.1 to Form 8-K filed August 14, 2009
(e)	Incorporated by reference to the Registration Statement on Form S-8 (No. 333-77259) filed April 28, 1999
(f)	Incorporated by reference to Exhibit A to Exhibit 1.1 to Form 8-K filed August 14, 2009