Form 10-K
period 2009-12-31
UMPQUA HOLDINGS CORP
filed 2010-02-19
CIK 1077771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2009

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

(503) 727-4100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Depositary Shares, representing interests in Series B Common Stock Equivalent, a series of Preferred Stock	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:                          Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  [ x ]  No  [    ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  [    ]  No  [ x ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [ x ]  No  [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [    ]  No  [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act. Check one:

Large Accelerated filer  [    ]    Accelerated filer  [ x ]    Non-accelerated filer  [    ]    Smaller reporting company  [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  [    ]  No  [ x ]

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2009, based on the closing price on that date of $7.76 per share, and 59,222,425 shares outstanding was $459,566,018.

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practical date:

The number of shares of the Registrant’s common stock (no par value) outstanding as of January 31, 2010 was 86,808,891.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2010 Annual Meeting of Shareholders of Umpqua Holdings Corporation are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

Umpqua Holdings Corporation

FORM 10-K CROSS REFERENCE INDEX

PART I

ITEM 1.    BUSINESS.

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. These statements may include statements that expressly or implicitly predict future results, performance or events. Statements other than statements of historical fact are forward-looking statements. You can find many of these statements by looking for words such as “anticipates,” “expects,” “believes,” “estimates” and “intends” and words or phrases of similar meaning. We make forward-looking statements regarding projected sources of funds, use of proceeds, availability of acquisition and growth opportunities, dividends, adequacy of our allowance for loan and lease losses and provision for loan and lease losses, our commercial real estate portfolio and subsequent chargeoffs. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections expressed in forward-looking statements include those set forth in our filings with the SEC, Item 1A of this Annual Report on Form 10-K, and the following factors that might cause actual results to differ materially form those presented:

•	our ability to attract new deposits and loans and leases;

•	demand for financial services in our market areas;

•	competitive market pricing factors;

•	deterioration in economic conditions that could result in increased loan and lease losses;

•	risks associated with concentrations in real estate related loans;

•	market interest rate volatility;

•	stability of funding sources and continued availability of borrowings;

•	changes in legal or regulatory requirements or the results of regulatory examinations that could restrict growth;

•	our ability to recruit and retain key management and staff;

•	availability of, and competition for, FDIC-assisted acquisition opportunities;

•	risks associated with merger and acquisition integration;

•	significant decline in the market value of the Company that could result in an impairment of goodwill;

•	our ability to raise capital or incur debt on reasonable terms;

•	regulatory limits on the Bank’s ability to pay dividends to the Company;

•	effectiveness of the Emergency Economic Stabilization Act of 2008 (“EESA”) and other legislative and regulatory efforts to help stabilize the U.S. financial markets;

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

Umpqua Holdings Corporation

Introduction

Umpqua Holdings Corporation (referred to in this report as “we,” “our,” “Umpqua,” and “the Company”), an Oregon corporation, was formed as a bank holding company in March 1999. At that time, we acquired 100% of the outstanding shares of South Umpqua Bank, an Oregon state-chartered bank formed in 1953. We became a financial holding company in March 2000 under the provisions of the Gramm-Leach-Bliley Act. Umpqua has two principal operating subsidiaries, Umpqua Bank (the “Bank”) and Umpqua Investments, Inc. (“Umpqua Investments”). Prior to July 2009, Umpqua Investments was known as Strand, Atkinson, Williams and York, Inc. (“Strand”).

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may obtain these reports, and any amendments, from the SEC’s website at www.sec.gov. You may obtain copies of these reports, and any amendments, through our website at www.umpquaholdingscorp.com. These reports are available through our website as soon as reasonably practicable after they are filed electronically with the SEC. All of our SEC filings since November 14, 2002 have been made available on our website within two days of filing with the SEC.

General Background

Prior to 2004, the Company’s footprint included the Portland metropolitan and Willamette Valley areas of Oregon along the I-5 corridor, southern Oregon, and the Oregon coast. During the third quarter of 2004, we completed the acquisition of Humboldt Bancorp, which at the time of acquisition had total assets of approximately $1.5 billion and 27 branches located throughout Northern California. On June 2, 2006, we completed the acquisition of Western Sierra Bancorp and its principal operating subsidiaries, Western Sierra Bank, Central California Bank, Lake Community Bank and Auburn Community Bank. At the time of the acquisition, Western Sierra Bancorp had total assets of approximately $1.5 billion and 31 branches located throughout Northern California. On April 26, 2007, we completed the acquisition of North Bay Bancorp and its principal operating subsidiary, The Vintage Bank, along with its Solano Bank division. At the time of the acquisition, North Bay Bancorp had total assets of approximately $727.6 million and 10 Northern California branches located in the Napa area and in the communities of St. Helena, American Canyon, Vacaville, Benicia, Vallejo and Fairfield. On January 16, 2009, the Washington Department of Financial Institutions closed the Bank of Clark County, Vancouver, Washington, and appointed the Federal Deposit Insurance Corporation (“FDIC”) as its receiver. The FDIC entered into a purchase and assumption agreement with Umpqua Bank to assume certain assets and the insured non-brokered deposit balances, representing two branches, at no premium. On January 22, 2010, the Washington Department of Financial Institutions closed EvergreenBank, Seattle, Washington. Umpqua Bank entered into a whole bank purchase and assumption agreement with the FDIC to assume all of the deposits of EvergreenBank and purchase essentially all of the assets. The FDIC and Umpqua Bank entered into a loss-share transaction on $374.8 million of EvergreenBank’s assets. Umpqua Bank will share in the losses on the asset pools covered under the loss-share agreement. EvergreenBank’s seven Seattle metropolitan area branches opened as Umpqua Bank stores on January 25, 2010.

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

Umpqua Investments is a registered broker-dealer and investment advisor with offices in Portland, Eugene, and Medford, Oregon, and in many Umpqua Bank stores. The firm is one of the oldest investment companies in the Northwest and is actively engaged in the communities it serves. Umpqua Investments offers a full range of investment products and services including: stocks, fixed income securities (municipal, corporate, and government bonds, CDs, and money market instruments), mutual funds, annuities, options, retirement planning, money management services and life insurance.

Business Strategy

Our principal objective is to become the leading community-oriented financial services retailer throughout the Pacific Northwest and Northern California. We plan to continue the expansion of our market from Seattle to San Francisco, primarily along the I-5 corridor. We intend to continue to grow our assets and increase profitability and shareholder value by differentiating ourselves from competitors through the following strategies:

Capitalize On Innovative Product Delivery System.    Our philosophy has been to develop an environment for the customer that makes the banking experience relevant and enjoyable. With this approach in mind, we have developed a unique store concept that offers “one-stop” shopping and includes distinct physical areas or boutiques, such as a “serious about service center,” an “investment opportunity center” and a “computer café,” which make the Bank’s products and services more tangible and accessible. In 2006, we introduced our “Neighborhood Stores” and in 2007, we introduced the Umpqua “Innovation Lab”. We expect to continue remodeling existing and acquired stores in metropolitan locations to further our retail vision.

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

Establish Strong Brand Awareness.    As a financial services retailer, we devote considerable resources to developing the “Umpqua Bank” brand. This is done through marketing, merchandising, community based events, and our unique store environment. From bank branded tee-shirts and hats to branded bags of custom roasted coffee beans, to educational seminars, Umpqua’s goal is to engage our customer with the brand in a whole new way. The unique look and feel of our stores and interactive displays help position us as an innovative, customer friendly retailer of financial products and services. We build consumer preference for our products and services through strong brand awareness. During 2005, we secured naming rights to the office tower in Portland, Oregon in which our administrative offices and main branch are now located. This downtown building now displays prominent illuminated signage with the Bank’s name and logo.

Use Technology to Expand Customer Base.    Although our strategy continues to emphasize superior personal service, we plan to expand user-friendly, technology-based systems to attract customers that may prefer to interact with their financial institution electronically. We offer technology-based services including remote deposit capture, online banking, bill pay and treasury services, mobile banking (March 2010), voice response banking, automatic payroll deposit programs, advanced function ATMs, interactive product kiosks, and a robust internet web site. We believe the availability of both traditional bank services and electronic banking services enhances our ability to attract a broader range of customers.

Increase Market Share in Existing Markets and Expand Into New Markets.    As a result of our innovative retail product orientation, measurable quality service program and strong brand awareness, we believe that there is significant potential to increase business with current customers, to attract new customers in our existing markets and to enter new markets.

Pursue FDIC-assisted transactions.    A part of our near-term strategy is to pursue certain failing banks that the FDIC makes available for bid, and that meet our strategic objectives. Failed bank transactions are attractive opportunities because we can acquire loans subject to a loss share agreement with the FDIC that limits our downside risk on the purchased loan portfolio and, apart from our assumption of deposit liabilities, we have significant discretion as to the non-deposit liabilities that we assume. Assets purchased from the FDIC are marked to their fair value and in many cases there is little or no addition to goodwill arising from an FDIC-assisted transaction. We have completed two FDIC-assisted transactions since January 1, 2009.

Umpqua Holdings Corporation

Marketing and Sales

Our goal of increasing our share of financial services in our market areas is driven by a marketing and sales plan with the following key components:

Media Advertising.     Our comprehensive marketing campaigns aim to strengthen the Umpqua Bank brand and heighten public awareness about our innovative delivery of financial products and services. The bank has been recognized nationally for its use of new media and unique approach. From programs like Umpqua’s Discover Local Music Project, Umpqua’s ice cream truck, the introduction of LocalSpace, a social networking site for businesses, to campaigns like “Save Hard Spend Smart” and the “Lemonaire”, Umpqua is utilizing non traditional media channels and leveraging mass market media in new ways. In 2005 Umpqua dubbed the term “hand-shake marketing” to describe the company’s fresh approach to localized marketing.

Retail Store Concept.    As a financial services provider, we believe that the store environment is critical to successfully market and sell products and services. Retailers traditionally have displayed merchandise within their stores in a manner designed to encourage customers to purchase their products. Purchases are made on the spur of the moment due to the products’ availability and attractiveness. Umpqua Bank believes this same concept can be applied to financial institutions and accordingly displays financial services and products through tactile merchandising within our stores. Unlike many financial institutions whose strategy is to discourage customers from visiting their facilities in favor of ATMs or other forms of electronic banking, we encourage customers to visit our stores, where they are greeted by well-trained sales associates and encouraged to browse and to make “impulse purchases.” Our “Next Generation” store model includes features like wireless laptop computers customers can use, opening rooms with fresh fruit and refrigerated beverages and innovative products packaging like MainStreet for businesses – a package that includes relationship pricing for deposit and loan products, access to LocalSpace our social network for small businesses, and invitation to “Business Therapy” seminars. The stores host a variety of after-hours events, from poetry readings to seminars on how to build an art collection. In 2007, to bring financial services to our customers in a cost-effective way, we introduced “Neighborhood Stores.” We build these stores in established neighborhoods and design them to be neighborhood hubs. These stand-alone full-service stores are smaller size and emphasize advanced technology. To strengthen brand recognition, all Neighborhood Stores are similar in appearance. Umpqua’s “Innovation Lab” is a one-of-a-kind location, showcasing emerging and existing technologies that foster community and redefine what consumers can expect from a banking experience. As a testing ground for new initiatives, the Lab will change regularly to feature new technology, products, services and community events.

Service Culture.    Umpqua believes strongly that if we lead with service culture, we will have more opportunity to sell our products and services and to create deeper customer relationships. Although a successful marketing program will attract customers to visit our stores, a service environment and a well-trained sales team are critical to selling our products and services. We believe that our service culture has become well established throughout the organization due to our unique facility designs and ongoing training of our “Universal Associates” on all aspects of sales and service. We train our associates at our in-house training facility known as “The World’s Greatest Bank University” to recognize and celebrate exceptional service, and pay commissions for the sale of the Bank’s products and services. This service culture has helped transform us from a traditional community bank to a nationally recognized marketing company focused on selling financial products and services.

Products and Services

We offer a full array of financial products to meet the banking needs of our market area and targeted customers. To ensure the ongoing viability of our product offerings, we regularly examine the desirability and profitability of existing and potential new products. To make it easy for new prospective customers to bank with us and access our products, we offer a “Switch Kit,” which allows a customer to open a primary checking account with Umpqua Bank in less than ten minutes. Other avenues through which customers can access our products include our web site equipped with an e-switchkit which includes automated billpay switch, internet banking through “umpqua.online”, mobile banking (coming in March of 2010), and our 24-hour telephone voice response system.

Deposit Products.    We offer a traditional array of deposit products, including non-interest bearing checking accounts, interest bearing checking and savings accounts, money market accounts and certificates of deposit. These accounts earn interest at rates established by management based on competitive market factors and management’s desire to increase certain types or maturities of deposit liabilities. Our approach is to tailor fit products and bundle those that fit the customer’s needs. This approach adds value for the customer, increases products per household and produces higher service fee income. We also offer a seniors program to customers over fifty years old, which includes an array of banking services and other amenities, such as purchase discounts, vacation trips and seminars.

During the economic downturn, Umpqua opted to increase FDIC insurance coverage for our customers providing greater peace of mind during these difficult times. In addition, the Company has an agreement with Promontory Interfinancial Network that makes it possible to offer FDIC insurance to depositors in excess of the current deposit limits. This Certificate of Deposit Account Registry Service (“CDARS”) uses a deposit-matching program to distribute excess deposit balances across other participating banks. This product is designed to enhance our ability to attract and retain customers and increase deposits, by providing additional FDIC coverage to customers. Due to the nature of the placement of the funds, CDARS deposits are classified as “brokered deposits” by regulatory agencies.

Private Bank.    Umpqua Private Bank serves high net worth individuals with liquid investable assets by providing customized financial solutions and offerings. The private bank is designed to augment Umpqua’s existing high-touch customer experience, and works collaboratively with the bank’s affiliate retail brokerage Umpqua Investments and with the independent capital management firm Ferguson Wellman, to offer a comprehensive, integrated approach that meets clients’ financial goals.

Retail Brokerage Services.    Umpqua Investments provides a full range of brokerage services including equity and fixed income products, mutual funds, annuities, options, retirement planning and money management services. Additionally, Umpqua Investments offers life insurance policies. At December 31, 2009, Umpqua Investments had 52 Series 7-licensed financial advisors serving clients at three stand-alone retail brokerage offices and “Investment Opportunity Centers” located in many Bank stores.

Asset Management Services.    Umpqua entered into a strategic alliance with Ferguson Wellman Capital Management Group in the fall of 2009 to further enhance our offerings to individuals, unions and corporate retirement plans, endowments and foundations.

Commercial Loans and Commercial Real Estate Loans.    We offer specialized loans for business and commercial customers, including accounts receivable and inventory financing, equipment loans, international trade, real estate construction loans and permanent financing and SBA program financing. Additionally, we offer specially designed loan products for small businesses through our Small Business Lending Center. Ongoing credit management activities continue to focus on commercial real estate loans given this is a significant portion of our loan portfolio. We are also engaged in initiatives that continue to diversify the loan portfolio including a strong focus on commercial and industrial loans in addition to financing owner-occupied properties.

Residential Real Estate Loans.    Real estate loans are available for construction, purchase and refinancing of residential owner-occupied and rental properties. Borrowers can choose from a variety of fixed and adjustable rate options and terms. We sell most residential real estate loans that we originate into the secondary market. Servicing is retained on the majority of these loans. We also support the Home Affordable Refinance Program and Home Affordable Modification Program.

Consumer Loans.    We provide loans to individual borrowers for a variety of purposes, including secured and unsecured personal loans, home equity and personal lines of credit and motor vehicle loans.

Market Area and Competition

The geographic markets we serve are highly competitive for deposits, loans, leases and retail brokerage services. We compete with traditional banking and thrift institutions, as well as non-bank financial service providers, such as credit unions, brokerage firms and mortgage companies. In our primary market areas of Oregon, Western Washington and Northern California, major banks and large regional banks generally hold dominant market share positions. By virtue of their larger capital bases, these institutions have significantly larger lending limits than we do and generally have more expansive branch networks. Competition also includes other commercial banks that are community-focused, some of which were recently formed as “de novo” institutions seeking to capitalize on any perceived marketplace void resulting from merger and acquisition consolidation.

Umpqua Holdings Corporation

Our primary competitors also include non-bank financial services providers, such as credit unions, brokerage firms, insurance companies and mortgage companies. As the industry becomes increasingly dependent on and oriented toward technology- driven delivery systems, permitting transactions to be conducted by telephone, computer and the internet, such non-bank institutions are able to attract funds and provide lending and other financial services even without offices located in our primary service area. Some insurance companies and brokerage firms compete for deposits by offering rates that are higher than may be appropriate for the Bank in relation to its asset and liability management objectives. However, we offer a wide array of deposit products and believe we can compete effectively through rate-driven product promotions. We also compete with full service investment firms for non-bank financial products and services offered by Umpqua Investments.

Credit unions present a significant competitive challenge for our banking services and products. As credit unions currently enjoy an exemption from income tax, they are able to offer higher deposit rates and lower loan rates than we can on a comparable basis. Credit unions are also not currently subject to certain regulatory constraints, such as the Community Reinvestment Act, which, among other things, requires us to implement procedures to make and monitor loans throughout the communities we serve. Adhering to such regulatory requirements raises the costs associated with our lending activities, and reduces potential operating profits. Accordingly, we seek to compete by focusing on building customer relationships, providing superior service and offering a wide variety of commercial banking products that do not compete directly with products and services typically offered by the credit unions, such as commercial real estate loans, inventory and accounts receivable financing, and SBA program loans for qualified businesses.

Many of our stores are located in markets that have historically experienced growth below statewide averages and the economy of Oregon is particularly sensitive to changes in the demand for forest and high technology products. With the completion of the Humboldt, Western Sierra and North Bay acquisitions, the Bank’s market area expanded to include most of Northern California. Like Oregon, some California stores are located in communities with growth rates that lag historically behind the state average. During the past several years, the States of Oregon, California and Washington have experienced economic difficulties. To the extent the fiscal condition of state and local governments does not improve, there could be an adverse effect on business conditions in the affected state that would negatively impact the prospects for the Bank’s operations located there.

The current adverse economic conditions, driven by the U.S. recession, the housing market downturn, and declining real estate values in our markets, have negatively impacted aspects of our loan portfolio and the markets we serve. Continued deterioration in the real estate market or other segments of our loan portfolio could further negatively impact our operations in these markets, financial condition and results of operations.

The following table presents the Bank’s market share percentage for total deposits as of June 30, 2009, in each county where we have operations. The table also indicates the ranking by deposit size in each market, excluding EvergreenBank acquired in January 2010.  See Note 28 of the Notes to the Consolidated Financial Statement in Item 8 below. All information in the table was obtained from SNL Financial of Charlottesville, Virginia, which compiles deposit data published by the FDIC as of June 30, 2009 and updates the information for any bank mergers completed subsequent to the reporting date.

Oregon
County	Market Share	Market Rank	Number of Stores
Benton	6.3%	7	1
Clackamas	3.1%	7	5
Coos	36.3%	1	5
Curry	24.6%	2	1
Deschutes	3.8%	9	5
Douglas	58.0%	1	10
Jackson	13.5%	2	9
Josephine	15.6%	2	5
Lane	17.3%	1	9
Lincoln	11.7%	3	2
Linn	11.4%	4	3
Marion	6.5%	7	3
Multnomah	2.2%	7	11
Washington	3.3%	9	3

California
County	Market Share	Market Rank	Number of Stores
Amador	4.5%	7	1
Butte	2.7%	8	2
Calaveras	22.0%	2	4
Colusa	31.9%	1	2
Contra Costa	0.2%	25	1
El Dorado	6.4%	4	5
Glenn	24.5%	3	2
Humboldt	25.0%	1	7
Lake	13.2%	3	2
Mendocino	2.4%	7	1
Napa	10.3%	3	7
Placer	8.0%	3	9
Sacramento	0.4%	17	6
San Joaquin	0.4%	19	1
Shasta	2.3%	8	1
Solano	4.1%	9	4
Stanislaus	0.6%	16	2
Sutter	13.6%	3	2
Tehama	16.0%	3	2
Trinity	27.5%	2	1
Tuolumne	13.1%	4	5
Yolo	2.3%	11	1
Yuba	22.5%	3	2

Umpqua Holdings Corporation

Washington
County	Market Share	Market Rank	Number of Stores
Clark	7.1%	7	5
King	0.1%	44	2

Lending and Credit Functions

The Bank makes both secured and unsecured loans to individuals and businesses. At December 31, 2009, real estate construction/development, real estate mortgage, commercial real estate, commercial/industrial, and consumer/other loans represented approximately 10%, 12%, 58%, 19% and 1%, respectively, of the total loan and lease portfolio.

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

The Bank may also maintain an unallocated allowance amount to provide for other credit losses inherent in a loan and lease portfolio that may not have been contemplated in the credit loss factors. This unallocated amount generally comprises less than 5% of the allowance, but may be maintained at higher levels during times of deteriorating economic conditions characterized by falling real estate values. The unallocated amount is reviewed periodically based on trends in credit losses, the results of credit reviews and overall economic trends. As of December 31, 2009, the unallocated allowance amount represented 9% of the allowance.

Management believes that the ALLL was adequate as of December 31, 2009. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 81% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses. The U.S. recession, the housing market downturn, and declining real estate values in our markets have negatively impacted aspects of our residential development, commercial real estate, commercial construction and commercial loan portfolios, and have led to an increase in non-performing loans and the allowance for loan and lease losses. A continued deterioration in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan and lease losses.

Employees

As of December 31, 2009, we had a total of 1,857 full-time equivalent employees. None of the employees are subject to a collective bargaining agreement and management believes its relations with employees to be good. Umpqua Bank was named #23 on Fortune magazine’s 2010 list of “100 Best Companies to Work For”, #34 on the 2009 list, #13 on the 2008 list and #34 on the 2007 list. Information regarding employment agreements with our executive officers is contained in Item 11 below, which item is incorporated by reference to our proxy statement for the 2010 annual meeting of shareholders.

Government Policies

The operations of our subsidiaries are affected by state and federal legislative changes and by policies of various regulatory authorities. These policies include, for example, statutory maximum legal lending rates, domestic monetary policies of the Board of Governors of the Federal Reserve System, United States fiscal policy, and capital adequacy and liquidity constraints imposed by federal and state regulatory agencies. Congress enacted the Emergency Economic Stabilization Act of 2008 (“EESA”), which granted significant authority to the U.S. Department of the Treasury (the “Treasury”) to invest in financial institutions, guarantee debt, buy troubled assets and take other action designed to stabilize financial markets. In November 2008, the Company closed a transaction under the Capital Purchase Program (“CPP”) in which the Company issued 214,181 shares of cumulative preferred stock to the Treasury and issued a warrant to purchase 2,221,795 (reduced in 2009 to 1,110,898) shares of common stock at $14.46 per share in exchange for $214,181,000. Agreements executed in connection with the CPP transaction place restrictions on compensation payable to senior executive officers and provide that the Company may not declare dividends that exceed $0.19 per common share per quarter without Treasury’s prior written consent. Federal and state governments have been actively responding to the financial market crisis that unfolded in 2008 and legislative and regulatory initiatives are expected to continue for the foreseeable future. In connection with the company’s public offering in February 2010, Umpqua repurchased the preferred stock from the Treasury. See Note 28 of the Notes to the Consolidated Financial Statement in Item 8 below.

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

Umpqua Holdings Corporation

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

Federal and State Bank Regulation.    Umpqua Bank, as a state chartered bank with deposits insured by the FDIC, is primarily subject to the supervision and regulation of the Oregon Department of Consumer and Business Services Division of Finance and Corporate Securities, the Washington Department of Financial Institutions, the California Department of Financial Institutions and the FDIC. These agencies may prohibit the Bank from engaging in what they believe constitute unsafe or unsound banking practices. Our primary state regulator (the State of Oregon) regularly examines the Bank or participates in joint examinations with the FDIC.

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

The Federal Reserve and the FDIC have adopted non-capital safety and soundness standards for institutions. These standards cover internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, and standards for asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that it will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. We believe that the Bank is in compliance with these standards.

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

On October 3, 2008, the EESA temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The basic deposit insurance limit would have returned to $100,000 after December 31, 2009. On May 20, 2009, the Helping Families Save Their Homes Act extended the temporary increase in the standard maximum deposit insurance amount to $250,000 per depositor through December 31, 2013. The standard maximum deposit insurance amount would return to $100,000 on January 1, 2014.

On November 21, 2008, the FDIC approved the final ruling establishing the Transaction Account Guarantee Program (“TAGP”) as part of the Temporary Liquidity Guarantee Program (“TLGP”). Under this program, effective immediately and through December 31, 2009, all non-interest bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. This unlimited coverage also extends to NOW (interest bearing deposit accounts) earning an interest rate no greater than .50% and all IOLTAs (lawyers’ trust accounts). Coverage under the TAGP, funded through insurance premiums paid by participating financial institutions, is in addition to and separate from the additional coverage announced under EESA. On August 26, 2009, the FDIC extended the TAGP portion of the TLGP for an additional six months, through June 30, 2010. Umpqua has elected to participate in the TAGP program through the extended period.

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

In December 2008, the FDIC adopted a rule that amended the system for risk-based assessments and changed assessment rates in attempts to restore targeted reserve ratios in the DIF. Effective January 1, 2009, the risk-based assessment rates were uniformly raised by seven basis points (annualized). On February 27, 2009, the FDIC adopted another new rule further modifying the risk-based assessment system, effective April 1, 2009. The modifications to the assessment system effectively require riskier institutions to pay a larger share of the assessment. Characteristics of riskier institutions may include institutions with a significant reliance on secured liabilities or brokered deposits, particularly when combined with rapid asset growth. The rule also provided incentives for institutions to hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 capital. The initial base assessment rates range from $0.12 to $0.45 per $100 of deposits annually. After potential adjustments related to unsecured debt, secured liabilities and brokered deposit balances, the final total assessment rates range from $0.07 to $0.775 per $100 of deposits annually. Initial base assessment rates for well managed, well capitalized institutions ranged from $0.12 to $0.16 per $100 of deposits annually. The Bank’s assessment rate for 2009 fell within this range. Further increases in the assessment rate could have a material adverse effect on our earnings, depending upon the amount of the increase.

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

Dividends.    Under the Oregon Bank Act and the Federal Deposit Insurance Corporation Improvement Act of 1991, the Bank is subject to restrictions on the payment of cash dividends to its parent company. A bank may not pay cash dividends if that payment would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. In addition, under the Oregon Bank Act, the amount of the dividend paid by the Bank may not be greater than net unreserved retained earnings, after first deducting to the extent not already charged against earnings or reflected in a reserve, all bad debts, which are debts on which interest is unpaid and past due at least six months unless the debt is fully

Umpqua Holdings Corporation

secured and in the process of collection; all other assets charged-off as required by Oregon bank regulators or a state or federal examiner; and all accrued expenses, interest and taxes of the Bank. In addition, state and federal regulatory authorities are authorized to prohibit banks and holding companies from paying dividends that would constitute an unsafe or unsound banking practice. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition.

The agreements that we executed with the Treasury in connection with the CPP transaction provide that the Company may not pay dividends on, repurchase, or redeem any other class of stock unless we are current in the payment of all dividends on the preferred stock issued to Treasury. Furthermore, the agreement provides that we may not pay quarterly cash dividends on the Company’s common stock in excess of $0.19 per share without Treasury’s prior written consent, for as long as the preferred stock is outstanding. In connection with the company’s public offering in February 2010, Umpqua repurchased the preferred stock. See Note 28 of the Notes to the Consolidated Financial Statement in Item 8 below.

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

FDICIA requires federal banking regulators to take “prompt corrective action” with respect to a capital-deficient institution, including requiring a capital restoration plan and restricting certain growth activities of the institution. Umpqua could be required to guarantee any such capital restoration plan required of the Bank if the Bank became undercapitalized. Pursuant to FDICIA, regulations were adopted defining five capital levels: well capitalized, adequately capitalized, undercapitalized, severely undercapitalized and critically undercapitalized. Under the regulations, the Bank is considered “well capitalized” as of December 31, 2009.

Federal and State Regulation of Broker-Dealers.    Umpqua Investments, Inc. is a fully disclosed introducing broker-dealer clearing through First Clearing LLC. Umpqua Investments is regulated by the Financial Industry Regulatory Authority (“FINRA”) and has deposits insured through the Securities Investors Protection Corp (“SIPC”) as well as third party insurers. FINRA performs regular examinations of the firm that include reviews of policies, procedures, recordkeeping, trade practices, and customer protection as well as other inquiries.

SIPC protects client securities and cash up to $500,000, including $100,000 for cash with additional coverage provided through First Clearing for the remaining net equity balance in a brokerage account, if any. This coverage does not include losses in investment accounts.

Broker-Dealer and Related Regulatory Supervision.    Umpqua Investments is a member of, and is subject to the regulatory supervision of, the FINRA. Areas subject to this regulatory review include compliance with trading rules, financial reporting, investment suitability for clients, and compliance with stock exchange rules and regulations.

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

The Company is participating in the Capital Purchase Program and the Transaction Account Guarantee Program under the TLGP.

Umpqua Holdings Corporation

ITEM 1A.    RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed below. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

Difficult market conditions have adversely affected and may continue to have an adverse affect on our industry.

The capital and credit markets have been experiencing unprecedented volatility and disruption for more than twenty four months. Dramatic declines in the housing market over the past twenty four months, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

•

We expect to face increased regulation of our industry, including as a result of the Emergency Economic Stabilization Act of 2008 (the “EESA”) and the American Recovery and Reinvestment Act of 2009 (the “ARRA”). Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•

Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite our customers become less predictive of future performance.

•

The process we use to estimate losses inherent in our loan portfolio requires difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans, which process may no longer be capable of accurate estimation and may, in turn, impact its reliability.

•	We may be required to pay future significantly higher Federal Deposit Insurance Corporation premiums if losses further deplete the FDIC deposit insurance fund.

•	There may be downward pressure on our stock price.

•	Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions and government sponsored entities.

•	We may face increased competition due to intensified consolidation of the financial services industry.

If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

The majority of our assets are loans, which if not repaid would result in losses to the Bank.

The Bank, like other lenders, is subject to credit risk, which is the risk of losing principal or interest due to borrowers’ failure to repay loans in accordance with their terms. Underwriting and documentation controls do not always work properly. A downturn in the economy or the real estate market in our market areas or a rapid increase in interest rates could have a negative effect on collateral values and borrowers’ ability to repay. To the extent loans are not paid timely by borrowers, the loans are placed on non-accrual status, thereby reducing interest income. Further, under these circumstances, an additional provision for loan and lease losses or unfunded commitments may be required. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments”, “Provision for Loan and Lease Losses” and “Asset Quality and Non-Performing Assets”.

A large percentage of our loan portfolio is secured by real estate, in particular commercial real estate. Continued deterioration in the real estate market or other segments of our loan portfolio would lead to additional losses, which could have a material adverse effect on our business, financial condition and results of operations.

As of December 31, 2009, approximately 81% of our loan portfolio is secured by real estate, the majority of which is commercial real estate. As a result of increased levels of commercial and consumer delinquencies and declining real estate values, we have experienced increasing levels of net charge-offs and allowances for loan and lease reserves. Continued increases in commercial and consumer delinquency levels or continued declines in real estate market values would require increased net charge-offs and increases in the allowance for loan and lease losses, which could have a material adverse effect on our business, financial condition and results of operations and prospects.

Continued deterioration in the real estate market could result in loans that we have restructured to become delinquent and classified as non-accrual loans.

At December 31, 2009, impaired loans of $134.4 million were classified as performing restructured loans. We restructured the loans in response to borrower financial difficulty, and generally provided for a temporary modification of loan repayment terms. Loans are reported as restructured when we grant concessions to a borrower experiencing financial difficulties that we would not otherwise consider. Examples of such concessions include forgiveness of principal or accrued interest, extending the maturity dates or providing a lower interest rate than would be normally available for a transaction of similar risk. In exchange for these concessions, at the time of restructure, we require additional collateral to bring the loan to value to at most 100%. A further decline in the economic conditions in our general market areas or other factors could adversely impact borrowers with restructured loans and cause borrowers to become delinquent or otherwise default or call into question their ability to repay full interest and principal in accordance with the restructured terms, which would result in the restructured loan being reclassified as non-accrual.

The effects of the current economic recession have been particularly severe in our primary market areas in the Pacific Northwest and Northern California.

Substantially all of our loans are to businesses and individuals in Northern California, Oregon and Washington. The Pacific Northwest has one of the nation’s highest unemployment rates and major employers in Oregon and Washington have recently implemented substantial employee layoffs or scaled back growth plans. Severe declines in housing prices and property values have been particularly acute in our primary market areas. The State of California continues to face fiscal challenges, the long-term effects of which on the State’s economy cannot be predicted. A further deterioration in the economic conditions or a prolonged delay in economic recovery in our primary market areas could result in the following consequences, any of which could materially and adversely affect our business: loan delinquencies may increase; problem assets and foreclosures may increase putting further price pressures on valuations generally; demand for our products and services may decrease; low cost or noninterest bearing deposits may decrease; and collateral for loans made by us, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.

FDIC-assisted acquisition opportunities may not become available and increased competition may make it more difficult for us to successfully bid on failed bank transactions.

Our near-term business strategy includes analyzing and bidding on failing banks that the FDIC plans to place in receivership. The FDIC may not place banks that meet our strategic objectives into receivership. Failed bank transactions are attractive opportunities in part because of loss sharing arrangements with the FDIC that limit the acquirer’s downside risk on the purchased loan portfolio and, apart from our assumption of deposit liabilities, we have significant discretion as to the non-deposit liabilities that we assume. In addition, assets purchased from the FDIC are marked to their fair value and in many cases there often is little or no addition to goodwill arising from FDIC-assisted transaction. The bidding process for failing banks

Umpqua Holdings Corporation

could become very competitive and the FDIC does not provide information about bids until after the failing bank is closed. We may not be able to match or beat the bids of other acquirers unless we bid aggressively by increasing the premium paid on assumed deposits or reducing the discount bid on assets purchased, which could make the acquisition less beneficial to the financial performance of the Bank.

A rapid change in interest rates could make it difficult to maintain our current interest income spread and could result in reduced earnings.

Our earnings are largely derived from net interest income, which is interest income and fees earned on loans and investments, less interest paid on deposits and other borrowings. Interest rates are highly sensitive to many factors that are beyond the control of our management, including general economic conditions and the policies of various governmental and regulatory authorities. As interest rates change, net interest income is affected. With fixed rate assets (such as fixed rate loans and most investment securities) and liabilities (such as certificates of deposit), the effect on net interest income depends on the cash flows associated with the maturity of the asset or liability. Asset/liability management policies may not be successfully implemented and from time to time our risk position is not balanced. An unanticipated rapid decrease or increase in interest rates could have an adverse effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore on the level of net interest income. For instance, any rapid increase in interest rates in the future could result in interest expense increasing faster than interest income because of fixed rate loans and longer-term investments. Further, substantially higher interest rates generally reduce loan demand and may result in slower loan growth than previously experienced. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Quantitative and Qualitative Disclosures about Market Risk”.

Interest rate volatility and credit risk adjusted rate spreads may impact our financial assets and liabilities measured at fair value, particularly the fair value of our junior subordinated debentures.

The widening of the credit risk adjusted rate spreads on potential new issuances of junior subordinated debentures above our contractual spreads and recent reductions in three month LIBOR rates have contributed to positive fair value adjustments in our junior subordinated debentures carried at fair value over the last three years. Tightening of these credit risk adjusted rate spreads and interest rate volatility may result in recognizing fair value adjustments in the form of write-downs charged to earnings in the future.

Recent legislative and regulatory initiatives to support the financial services industry have been coupled with numerous restrictions and requirements that could detrimentally affect the Company’s business and require us to raise additional capital.

In addition to the U.S. Treasury’s Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program (“TARP”) announced in the fall of 2008, the U.S. Treasury and the FDIC have taken further steps to support and regulate the financial services industry, that include enhancing the liquidity support available to financial institutions, establishing a commercial paper funding facility, temporarily guaranteeing money market funds and certain types of debt issuances, and increasing insurance on bank deposits. Also, the U.S. Congress, through the EESA and the ARRA, has imposed a number of restrictions and limitations on the operations of financial services firms participating in the federal programs. These programs subject us and other financial institutions who participate in them to additional restrictions, oversight, reporting obligations and costs, which could have an adverse impact on our business, financial condition, results of operations or the price of our common stock. In addition, new proposals for legislation continue to be introduced in the U.S. Congress that could further substantially increase regulation of the financial services industry and impose restrictions on the ability of firms within the industry to conduct business consistent with historical practices, including aspects such as compensation, interest rates, new and inconsistent consumer protection regulations and mortgage regulation, among others. Federal and state legislatures could also adopt laws reducing the amount that borrowers are otherwise contractually required to pay under existing loan contracts or require lenders to extend or restructure certain loans. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied.

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

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations or to support future FDIC-assisted acquisitions. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we may not be able to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations and pursue our growth strategy could be materially impaired.

Conditions in the financial markets may limit our access to additional funding to meet our liquidity needs.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale or pledging as collateral of loans and other assets could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. An adverse regulatory action against us could detrimentally impact our access to liquidity sources. Our ability to borrow could also be impaired by factors that are nonspecific to us, such as severe disruption of the financial markets or negative news and expectations about the prospects for the financial services industry as a whole as evidenced by recent turmoil in the domestic and worldwide credit markets.

Our wholesale funding sources may prove insufficient to support our future growth or an unexpected reduction in deposits.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. If we continue to grow more rapidly than any increase in our deposit balances, we are likely to become more dependent on these sources, which include Federal Home Loan Bank advances, proceeds from the sale of loans and liquidity resources at the holding company. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs, and our profitability would be adversely affected.

As a bank holding company that conducts substantially all of our operations through Umpqua Bank, our banking subsidiary, our ability to pay dividends, repurchase our shares or to repay our indebtedness depends upon liquid assets held by the holding company and the results of operations of our subsidiaries.

Umpqua Holdings Corporation is a separate and distinct legal entity from our subsidiaries and it receives substantially all of its revenue from dividends paid from Umpqua Bank. There are legal limitations on the extent to which the Bank may extend credit, pay dividends or otherwise supply funds to, or engage in transactions with, us. Our inability to receive dividends from the Bank could adversely affect our business, financial condition, results of operations and prospects.

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

Various statutory provisions restrict the amount of dividends the Bank can pay to us without regulatory approval. The Bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet the “adequately capitalized” level in accordance with regulatory capital requirements. It is also possible that, depending upon the financial condition of the Bank and other factors, regulatory authorities could conclude that payment of dividends or other payments, including payments to us, is an unsafe or unsound practice and impose restrictions or prohibit such payments. Under Oregon law, the Bank may not pay dividends in excess of unreserved retained earnings, deducting therefrom, to the extent not already

Umpqua Holdings Corporation

charged against earnings or reflected in a reserve, the following: (1) all bad debts, which are debts on which interest is past due and unpaid for at least six months, unless the debt is fully secured and in the process of collection; (2) all other assets charged-off as required by Oregon bank regulators or a state or federal examiner; and (3) all accrued expenses, interest and taxes of the institution. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition.

A significant decline in the company’s market value could result in an impairment of goodwill.

Recently, the Company’s common stock has been trading at a price below its book value, including goodwill and other intangible assets. The valuation of goodwill is determined using discounted cash flows of forecasted earnings, estimated sales price based on recent observable market transactions and market capitalization based on current stock price. If impairment was deemed to exist, a write down of the asset would occur with a charge to earnings. In the second quarter 2009, we recognized a goodwill impairment charge of $112.0 million related to our Community Banking operating segment. See Management’s Discussion and Analysis of Financial Condition and Results of Operations— “Goodwill and Other Intangible Assets”.

A deferred tax asset position comprises $16.9 million of our total assets at December 31, 2009, and we are required to assess the recoverability of this asset on an ongoing basis.

Deferred tax assets are evaluated on a quarterly basis to determine if they are expected to be recoverable in the future. Our evaluation considers positive and negative evidence to assess whether it is more likely than not that a portion of the asset will not be realized. The risk of a valuation allowance increases if continuing operating losses are incurred. Future negative operating performance or other negative evidence may result in a valuation allowance being recorded against some or all of this amount. A valuation allowance on our deferred tax asset could have a material adverse impact on our capital and results of operations.

We are pursuing an aggressive growth strategy that is expected to include mergers and acquisitions, which could create integration risks.

Umpqua is among the fastest-growing community financial services organizations in the United States. Since 2000, we have completed the acquisition and integration of seven other financial institutions. There is no assurance that future acquisitions will be successfully integrated. We have announced our intent to pursue FDIC-assisted acquisition opportunities and to open new stores in Oregon, Washington and California, and to continue our growth strategy. If we pursue our growth strategy too aggressively, or if factors beyond management’s control divert attention away from our integration plans, we might not be able to realize some or all of the anticipated benefits. Moreover, we are dependent on the efforts of key personnel to achieve the synergies associated with our acquisitions. The loss of one or more of our key persons could have a material adverse effect upon our ability to achieve the anticipated benefits.

Because of our participation in the Troubled Asset Relief Program, we are subject to several restrictions including restrictions on our ability to declare or pay dividends and repurchase our shares as well as restrictions on compensation paid to our executives.

On November 14, 2008, in exchange for an aggregate purchase price of $214,181,000, we issued and sold to the U.S. Treasury, pursuant to the TARP Capital Purchase Program: (i) 214,181 shares of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value per share and liquidation preference $1,000 per share and (ii) a warrant to purchase up to 2,221,795 shares of our common stock (recently adjusted to 1,110,898 shares), no par value per share. On February 17, 2010, we redeemed the Series A Preferred Shares and we will give notice of our intent to repurchase the Warrant. Until we redeemed the Series A Preferred Shares, our ability to declare or pay dividends on any of our shares was limited and the Treasury’s consent was generally required for us to make any stock repurchase. Those restrictions have now lapsed.

In addition, we were subject to TARP rules and standards governing executive compensation in 2009, which generally apply to our five most highly compensated employees, including our Chief Executive Officer. The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive; and (5) bonus and incentive compensation restrictions. In particular, the change to the deductibility limit on executive compensation will likely increase the overall cost of our compensation programs in 2010. Some of these restrictions will affect us for that part of fiscal year 2010 prior to redemption of the preferred shares and we may have some reporting obligations that extend beyond February 2010.

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

Umpqua Investments’ retail brokerage operations present special risks not borne by community banks that focus exclusively on community banking. For example, the brokerage industry is subject to fluctuations in the stock market that may have a significant adverse impact on transaction fees, customer activity and investment portfolio gains and losses. Likewise, additional or modified regulations may adversely affect Umpqua Investments’ operations. Umpqua Investments is also dependent on a small number of established brokers, whose departure could result in the loss of a significant number of customer accounts. A significant decline in fees and commissions or trading losses suffered in the investment portfolio could adversely affect Umpqua Investments’ income and potentially require the contribution of additional capital to support its operations. Umpqua Investments is subject to claim arbitration risk arising from customers who claim their investments were not suitable or that their portfolios were too actively traded. These risks increase when the market, as a whole, declines. The risks associated with retail brokerage may not be supported by the income generated by those operations. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Non-interest Income”.

Our banking and brokerage operations are subject to extensive government regulation that is expected to become more burdensome, increase our costs and make us less competitive compared to financial services firms that are not subject to the same regulation.

We and our subsidiaries are subject to extensive regulation under federal and state laws. These laws and regulations are primarily intended to protect customers, depositors and the deposit insurance fund, rather than shareholders. The Bank is an Oregon state-chartered commercial bank whose primary regulator is the Oregon Division of Finance and Corporate Securities. The Bank is also subject to the supervision by and the regulations of the Washington Department of Financial Institutions, the California Department of Financial Institutions and the Federal Deposit Insurance Corporation (“FDIC”), which insures bank deposits. Umpqua Investments is subject to extensive regulation by the Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority. Umpqua is subject to regulation and supervision by the Board of Governors of the Federal Reserve System, the SEC and NASDAQ. Federal and state regulations may place banks and brokerage firms at a competitive disadvantage compared to less regulated competitors such as finance companies, credit unions, mortgage banking companies and leasing companies. There is also the possibility that laws could be enacted that would prohibit a company from controlling both an FDIC-insured bank and a broker dealer, or restrict their activities if under common ownership. If we receive less than satisfactory results on regulatory examinations, we could be restricted from making acquisitions, adding new stores, developing new lines of business or otherwise continuing our growth strategy for a period of time. Future changes in federal and state banking and brokerage regulations could adversely affect our operating results and ability to continue to compete effectively.

Umpqua Holdings Corporation

The value of the securities in our investment securities portfolio may be negatively affected by continued disruptions in securities markets.

The market for some of the investment securities held in our portfolio has become extremely volatile over the past two years. Volatile market conditions or deteriorating financial performance of the issuer or obligor may detrimentally affect the value of these securities. There can be no assurance that the declines in market value associated with these disruptions will not result in other-than-temporary or permanent impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

The volatility of our mortgage banking business can adversely affect earnings if our mitigating strategies are not successful.

Changes in interest rates greatly affect the mortgage banking business. One of the principal risks in this area is prepayment of mortgages and the consequent detrimental effect on the value of mortgage servicing rights (“MSR”). We may employ hedging strategies to mitigate this risk but if the hedging decisions and strategies are not successful, our net income could be adversely affected. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Mortgage Servicing Rights”.

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

We rely on third parties to provide services that are integral to our operations. These third party service providers support our operations and our sales efforts. Any disruption in the services provided by these third parties, or any reputational risk or damage they may suffer as a result of such disruptions could have an adverse effect on our reputation, operations and our ability to meet the needs of our customers. In our asset management business, we have a business alliance with Ferguson Wellman, a registered investment advisor to whom we refer customers for investment advice and asset management services. We cannot be sure that we will be able to maintain these relationships on favorable terms. We are dependent on third party service providers for data processing and information processing services that support our day-to-day banking and brokerage services. Some of these providers are associated with our competitors. The loss of these third party relationships could produce disruption of service and significant costs in connection with replacing these services.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

The executive offices of Umpqua are located at One SW Columbia Street in Portland, Oregon in office space that is leased. The main office of Umpqua Investments is located at 200 SW Market Street in Portland, Oregon in office space that is leased. The Bank owns its main office located in Roseburg, Oregon. At December 31, 2009, the Bank conducted Community Banking activities or operated Commercial Banking Centers at 155 locations, in Northern California, Oregon and Washington along the I-5 corridor; in the San Francisco Bay area, Inland Foothills, Napa and Coastal regions in California; in Bend and along the Coast of Oregon; in greater Seattle and Bellevue, Washington, of which 53 are owned and 102 are leased under various agreements. As of December 31, 2009, the Bank also operated 12 facilities for the purpose of administrative and other functions, such as back-office support, of which three are owned and 9 are leased. All facilities are in a good state of repair and appropriately designed for use as banking or administrative office facilities. As of December 31, 2009, Umpqua Investments leased five stand-alone offices from unrelated third parties and also leased space in 9 Bank stores under lease agreements that are based on market rates.

Additional information with respect to owned premises and lease commitments is included in Notes 6 and 18, respectively, of the Notes to Consolidated Financial Statements in Item 8 below.

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

No loss accrual has been made for either of these claims in the accompanying audited consolidated financial statements.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

No matters were submitted to the shareholders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2009.

Umpqua Holdings Corporation

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Our Common Stock is traded on The NASDAQ Global Select Market under the symbol “UMPQ.” As of December 31, 2009, there were 100,000,000 common shares authorized for issuance. The following table presents the high and low sales prices of our common stock for each period, based on inter-dealer prices that do not include retail mark-ups, mark-downs or commissions, and cash dividends declared for each period:

Quarter Ended	High	Low	Cash Dividend Per Share
December 31, 2009	$13.73	$9.41	$0.05
September 30, 2009	$11.84	$6.95	$0.05
June 30, 2009	$12.11	$7.58	$0.05
March 31, 2009	$14.54	$6.68	$0.05

December 31, 2008	$18.40	$10.14	$0.05
September 30, 2008	$23.10	$8.57	$0.19
June 30, 2008	$16.97	$11.43	$0.19
March 31, 2008	$17.06	$12.00	$0.19

As of December 31, 2009, our common stock was held by approximately 5,000 shareholders of record, a number that does not include beneficial owners who hold shares in “street name”, or shareholders from previously acquired companies that have not exchanged their stock. At December 31, 2009, a total of 1.8 million stock options, 187,000 shares of restricted stock and 335,000 restricted stock units were outstanding. Additional information about stock options, restricted stock and restricted stock units is included in Note 20 of the Notes to Consolidated Financial Statements in Item 8 below and in Item 12 below.

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

In connection with the issuance and sale of preferred stock in the fourth quarter of 2008, the Company entered into a Letter Agreement including the Securities Purchase Agreement—Standard Terms (the “Agreement”) with the U.S. Treasury. The Agreement contained certain limitations on the payment of quarterly cash dividends on the Company’s common stock in excess of $0.19 per share, and on the Company’s ability to repurchase its common stock. The preferred stock has no maturity date and ranks senior to our common stock with respect to the payment of dividends and distribution of amounts payable upon liquidation, dissolution and winding up of the Company. The preferred has no general voting or participation rights, and no sinking fund requirements. In the event dividends on the preferred stock are not paid full for six dividend periods, whether or not consecutive, the preferred stock holders will have the right to elect two directors. Additional information about the preferred stock is included in Note 20 of the Notes to Consolidated Financial Statements in Item 8 below. Following the company’s public offering in February 2010, Umpqua redeemed the preferred stock on February 17, 2010 and thereby terminated the restrictions on the payment of common stock dividends under the Agreement. See Note 28 of the Notes to the Consolidated Financial Statement in Item 8 below.

During 2009, Umpqua’s Board of Directors declared a quarterly cash dividend of $0.05 per common share per quarter. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth. We expect that the dividend rate will be reassessed on a quarterly basis by the Board of Directors in accordance with the dividend policy. Such dividends are subject to the restrictions described in the preceding paragraph.

We have a dividend reinvestment plan that permits shareholder participants to purchase shares at the then-current market price in lieu of the receipt of cash dividends. Shares issued in connection with the dividend reinvestment plan are purchased in open market transactions.

Equity Compensation Plan Information

The following table sets forth information about equity compensation plans that provide for the award of securities or the grant of options to purchase securities to employees and directors of Umpqua, its subsidiaries and its predecessors by merger that were in effect at December 31, 2009.

(shares in thousands)

	Equity Compensation Plan Information

	(A	)	(B	)	(C	)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights(4)		Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column(A)
Equity compensation plans approved by security holders
2003 Stock Incentive Plan(1)	1,194		$16.96		489
2007 Long Term Incentive Plan(2)	335		—		642
Other(3)	607		$11.39		—

Total	2,136		$15.05		1,131
Equity compensation plans not approved by security holders	—		—		—

Total	2,136		$15.05		1,131

(1)	At Umpqua’s 2007 Annual Meeting, shareholders approved an amendment to the 2003 Stock Incentive Plan. The plan authorized the issuance of two million shares of stock through awards of incentive stock options, nonqualified stock options or restricted stock grants, provided awards of stock options and restricted stock grants under the 2003 Stock Incentive Plan, when added to options outstanding under all other plans, are limited to a maximum 10% of the outstanding shares on a fully diluted basis.
(2)	At Umpqua’s 2007 Annual Meeting, shareholders approved a 2007 Long Term Incentive Plan. The plan authorized the issuance of one million shares of stock through awards of performance-based restricted stock unit grants to executive officers. Target grants of 111,000 and maximum grants of 194,000 were approved to be issued in 2007, target grants of 105,000 and maximum grants of 183,000 were approved to be issued in 2008, and target grants of 65,000 and maximum grants of 114,000 were approved to be issued in 2009 under this plan. During 2008, 76,000 units forfeited upon the retirement of an executive. During 2009, 23,000 units vested and were released and 57,000 units forfeited upon the retirement of an executive. As of December 31, 2009 112,000 restricted stock units are expected to vest if the current estimate of performance-based targets is satisfied, and would result in 865,000 securities available for future issuance.
(3)	Includes other Umpqua stock plans and stock plans assumed through previous mergers. Includes 24,000 shares issued under North Bay Bancorp’s stock option plans, having a weighted average exercise price of $17.17. Includes 351,000 shares issued under all other previously acquired companies’ stock option plans, having a weighted average exercise price of $8.78 per share.
(4)	Weighted average exercise price is based solely on securities with an exercise price.

(b)	Not applicable.

Umpqua Holdings Corporation

(c) The following table provides information about repurchases of common stock by the Company during the quarter ended December 31, 2009:

Period	Total number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
10/1/09 - 10/31/09	228	$10.16	—	1,542,945
11/1/09 - 11/30/09	—	$—	—	1,542,945
12/1/09 - 12/31/09	175	$11.62	—	1,542,945

Total for quarter	403	$10.79	—

(1)	Shares repurchased by the Company during the quarter consist of cancellation of 403 restricted shares to pay withholding taxes. There were no shares tendered in connection with option exercises and no shares were repurchased pursuant to the Company’s publicly announced corporate stock repurchase plan described in (2) below.
(2)	The Company’s share repurchase plan, which was approved by the Board and announced in August 2003, originally authorized the repurchase of up to 1.0 million shares. Prior to 2007, the authorization was amended to increase the repurchase limit to 2.5 million shares. On April 19, 2007, the Company announced an expansion of the Board approved common stock repurchase plan, increasing the repurchase limit to 6.0 million shares and extending the plan’s expiration date from June 30, 2007 to June 30, 2009. On April 21, 2009, the Company announced that the Board of Directors approved an extension to the expiration date of the common stock repurchase plan from June 30, 2009 to June 30, 2011. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, our capital plan, and are subject to certain limitations resulting from the Company’s participation in the TARP Capital Purchase Program, as described in Note 20 in the Notes to Consolidated Financial Statements in Item 8 of this report.

During the year ended December 31, 2009, there were no shares tendered in connection with option exercises. During the year ended December 31, 2008, there were 263 shares tendered in connection with option exercises. Restricted shares cancelled to pay withholding taxes totaled 11,257 and 7,936 shares during the years ended December 31, 2009 and 2008, respectively. Restricted stock units cancelled to pay withholding taxes totaled 8,259 during the year ended December 31, 2009. No restricted stock units were cancelled to pay withholding taxes during the year ended December 31, 2008.

STOCK PERFORMANCE GRAPH

The following chart, which is furnished not filed, compares the yearly percentage changes in the cumulative shareholder return on our common stock during the five fiscal years ended December 31, 2009, with (i) the Total Return Index for Nasdaq Bank Stocks (ii) the Total Return Index for The Nasdaq Stock Market (U.S. Companies) and (iii) the Standard and Poor’s 500. This comparison assumes $100.00 was invested on December 31, 2004, in our common stock and the comparison indices, and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. Price information from December 31, 2004 to December 31, 2009, was obtained by using the Nasdaq closing prices as of the last trading day of each year.

	Period Ending
	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
Umpqua Holdings Corporation	$100.00	$114.60	$120.75	$65.22	$64.23	$60.72
Nasdaq Bank Stocks	$100.00	$95.67	$106.20	$82.76	$62.96	$51.31
Nasdaq U.S.	$100.00	$101.37	$111.03	$121.92	$72.49	$104.31
S&P 500	$100.00	$104.91	$121.48	$128.16	$80.74	$102.11

Umpqua Holdings Corporation

ITEM 6.    SELECTED FINANCIAL DATA.

Umpqua Holdings Corporation

Annual Financial Trends

(in thousands, except per share data)

	2009	2008	2007	2006	2005
Interest income	$423,732	$442,546	$488,392	$405,941	$282,276
Interest expense	103,024	152,239	202,438	143,817	72,994

Net interest income	320,708	290,307	285,954	262,124	209,282
Provision for loan and lease losses	209,124	107,678	41,730	2,552	2,468
Non-interest income	73,516	107,118	64,829	53,525	47,713
Non-interest expense	267,178	215,588	210,804	177,104	146,725
Goodwill impairment	111,952	982	—	—	—
Merger-related expense	273	—	3,318	4,773	262

(Loss) income before income taxes	(194,303)	73,177	94,931	131,220	107,540
(Benefit from) provision for income taxes	(40,937)	22,133	31,663	46,773	37,805

Net (loss) income	(153,366)	51,044	63,268	84,447	69,735
Preferred stock dividends	12,866	1,620	—	—	—
Dividends and undistributed earnings allocated to participating securities	30	154	187	192	85

Net (loss) earnings available to common shareholders	$(166,262)	$49,270	$63,081	$84,255	$69,650

YEAR END
Assets	$9,381,372	$8,597,550	$8,340,053	$7,344,236	$5,360,639
Earning assets	8,344,203	7,491,498	7,146,841	6,287,202	4,636,334
Loans and leases	5,999,267	6,131,374	6,055,635	5,361,862	3,921,631
Deposits	7,440,434	6,588,935	6,589,326	5,840,294	4,286,266
Term debt	76,274	206,531	73,927	9,513	3,184
Junior subordinated debentures, at fair value	85,666	92,520	131,686	—	—
Junior subordinated debentures, at amortized cost	103,188	103,655	104,680	203,688	165,725
Common shareholders’ equity	1,362,182	1,284,830	1,239,938	1,156,211	738,261
Total shareholders’ equity	1,566,517	1,487,008	1,239,938	1,156,211	738,261
Common shares outstanding	86,786	60,146	59,980	58,080	44,556

AVERAGE
Assets	$8,975,178	$8,342,005	$7,897,568	$6,451,660	$5,053,417
Earning assets	7,925,014	7,215,001	6,797,834	5,569,619	4,353,696
Loans and leases(1)	6,103,666	6,118,540	5,822,907	4,803,509	3,613,257
Deposits	7,010,739	6,459,576	6,250,521	5,003,949	4,002,153
Term debt	129,814	194,312	57,479	58,684	31,161
Junior subordinated debentures	190,491	226,349	221,833	187,994	165,981
Common shareholders’ equity	1,315,953	1,254,730	1,222,628	970,394	711,765
Total shareholders’ equity	1,519,119	1,281,220	1,222,628	970,394	711,765
Basic common shares outstanding	70,399	60,084	59,828	52,311	44,438
Diluted common shares outstanding	70,399	60,424	60,404	52,990	45,001

PER COMMON SHARE DATA
Basic (loss) earnings	$(2.36)	$0.82	$1.05	$1.61	$1.57
Diluted (loss) earnings	(2.36)	0.82	1.04	1.59	1.55
Book value	15.70	21.36	20.67	19.91	16.57
Tangible book value(2)	8.33	8.76	7.92	8.21	7.40
Cash dividends declared	0.20	0.62	0.74	0.60	0.32

(dollars in thousands)
	2009	2008	2007	2006	2005
PERFORMANCE RATIOS
Return on average assets(3)	-1.85%	0.59%	0.80%	1.31%	1.38%
Return on average common shareholders’ equity(4)	-12.63%	3.93%	5.16%	8.68%	9.79%
Return on average tangible common shareholders’ equity(5)	-26.91%	9.99%	13.05%	20.79%	22.88%
Efficiency ratio(6), (7)	95.34%	54.08%	60.62%	57.32%	56.92%
Average common shareholders’ equity to average assets	14.66%	15.04%	15.48%	15.04%	14.08%
Leverage ratio(8)	12.79%	12.38%	9.24%	10.28%	10.09%
Net interest margin (fully tax equivalent)(9)	4.09%	4.07%	4.24%	4.74%	4.84%
Non-interest revenue to total net revenue(10)	18.65%	26.95%	18.48%	16.96%	18.57%
Dividend payout ratio(11)	-8.47%	75.61%	70.48%	37.27%	20.38%

ASSET QUALITY
Non-performing loans	$199,027	$133,366	$91,099	$9,058	$6,440
Non-performing assets	223,593	161,264	98,042	9,058	7,563
Allowance for loan and lease losses	107,657	95,865	84,904	60,090	43,885
Net charge-offs	197,332	96,717	21,994	574	2,812
Non-performing loans to total loans	3.32%	2.18%	1.50%	0.17%	0.16%
Non-performing assets to total assets	2.38%	1.88%	1.18%	0.12%	0.14%
Allowance for loan and lease losses to total loans and leases	1.79%	1.56%	1.40%	1.12%	1.12%
Allowance for credit losses to total loans	1.81%	1.58%	1.42%	1.15%	1.16%
Net charge-offs to average loans and leases	3.23%	1.58%	0.38%	0.01%	0.08%

(1)	Excludes loans held for sale
(2)	Average common shareholders’ equity less average intangible assets divided by shares outstanding at the end of the year.
(3)	Net (loss) earnings available to common shareholders divided by average assets.
(4)	Net (loss) earnings available to common shareholders divided by average common shareholders’ equity.
(5)	Net (loss) earnings available to common shareholders divided by average common shareholders’ equity less average intangible assets. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Results of Operations – Overview” for the reconciliation of non-GAAP financial measures, in Item 7 of this report.
(6)	Non-interest expense divided by the sum of net interest income (fully tax equivalent) and non-interest income.
(7)	The efficiency ratio calculation includes goodwill impairment charges of $112.0 million and $1.0 million in 2009 and 2008, respectively. Goodwill impairment losses are a non-cash expense that have no direct effect on the Company’s or the Bank’s liquidity or capital ratios.
(8)	Tier 1 capital divided by leverage assets. Leverage assets are defined as quarterly average total assets, net of goodwill, intangibles and certain other items as required by the Federal Reserve.
(9)	Net interest margin (fully tax equivalent) is calculated by dividing net interest income (fully tax equivalent) by average interest earnings assets.
(10)	Non-interest revenue divided by the sum of non-interest revenue and net interest income
(11)	Dividends declared per common share divided by basic earnings per common share.

Umpqua Holdings Corporation

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS AND RISK FACTORS

See the discussion of forward-looking statements and risk factors in Part I Item 1 and Item 1A of this report.

EXECUTIVE OVERVIEW

Umpqua’s 2009 results reflect the continued effects of the U.S. recession, the housing market downturn and declining real estate values. The economic environment has adversely affected our residential development, commercial real estate, commercial construction and commercial loan portfolios, with the following results:

•

Non-performing assets increased to $223.6 million, or 2.38% of total assets, as of December 31, 2009, compared to $161.3 million, or 1.88% of total assets as of December 31, 2008. Non-performing loans increased to $199.0 million, or 3.32% of total loans, as of December 31, 2009, compared to $133.4 million, or 2.18% of total loans as of December 31, 2008. Non-accrual loans have been written-down to their estimated net realizable values.

•

Net charge-offs were $197.3 million in 2009, or 3.23% of average loans and leases, as compared to net charge-offs of $96.7 million, or 1.58% of average loans and leases in 2008. The increase in and write-down of impaired loans in the current year has contributed to the increase in net charge-offs.

•	Downgrades within the loan portfolio and net charge-offs in 2009 contributed to a $209.1 million provision for loan and lease losses in 2009, as compared to $107.7 million in 2008.

However, the past year was not without some significant accomplishments. During the year, we:

•

Raised $258.7 million through a public offering by issuing 26,538,461 shares of common stock. After deducting underwriting discounts and commissions and offering expenses, net proceeds to the Company were $245.7 million. The proceeds from the offering qualify as Tier 1 capital and will be used for general corporate purposes, which include capital to support growth and acquisition opportunities and to position us for redemption of our Series A preferred stock issued to the U.S. Treasury under the TARP Capital Purchase Program.

•

Increased our total risk based capital ratio to 17.2% as of December 31, 2009, compared to 14.6% as of December 31, 2008, primarily due to the successful public stock offering completed in August 2009.

•

Mortgage banking revenue was $18.7 million in 2009, compared to $2.4 million in 2008. Closed mortgage volume increased 131% in the current year due to a significant increase in purchase and refinancing activity, resulting from historically low mortgage interest rates. Additionally, the prior period’s revenue includes a $2.4 million charge on an ineffective mortgage servicing right (“MSR”) hedge, which was suspended, due to widening spreads and price declines that were not offset by a corresponding gain in the related MSR asset.

•	Opened a new Commercial Banking Center in Lynnwood, Washington, and Community Banking stores in Portland, Oregon and Vancouver, Washington.

•	Opened our new International Banking Division in San Francisco, California to serve the financing needs of small and middle-market companies involved in international trade.

•

Entered into a purchase and assumption agreement with the FDIC on January 16, 2009, to assume at no premium the insured, non-brokered deposit balances, which totaled $183.9 million, and certain other assets, of the Bank of Clark County in Vancouver, Washington, adding two new stores in Vancouver, Washington.

Also during the year:

•

Net loss per diluted common share was $2.36 in 2009, as compared to net earnings of $0.82 per diluted common share earned in 2008. The decline in net earnings per diluted common share is principally attributed to a goodwill impairment charge, increased provision for loan and lease losses, losses incurred on other real estate owned, and interest reversals on loans. Operating loss per diluted common share, defined as earnings available to common shareholders before merger related expenses, net of tax, and goodwill impairment divided by the same diluted share total used in determining diluted earnings per common share, was $0.77 in 2009, as compared to operating income per diluted common share of $0.83 in 2008. Operating income per diluted common share is considered a “non-GAAP” financial measure. More information regarding this measurement and reconciliation to the comparable GAAP measurement is provided under the heading Results of Operations—Overview below.

•

Net interest margin, on a tax equivalent basis, increased to 4.09% in 2009 from 4.07% in 2008. The increase in net interest margin resulted from a decrease in the cost of interest bearing deposits, partially offset by reductions in earning asset yields due primarily to a lower prime rate during the current year as compared to the prior year. Excluding a $4.4 million reversal of interest income on loans in 2009, the tax equivalent net interest margin would have been 4.15%.

•

We recorded gains of $6.5 million in the income statement representing the change in fair value on our junior subordinated debentures measured at fair value in 2009, compared to gains of $38.9 million in 2008. The change in fair value recognized in the current period primarily resulted from the widening of credit risk adjusted rate spreads above the Company’s contractual spreads.

•

Net loss on investment securities of $1.7 million in 2009 includes other-than-temporary impairment (“OTTI”) charges of $10.6 million, which primarily relate to non-agency collateralized mortgage obligations. The impairment charge was offset by gains on the sale of securities of $8.9 million.

•

FDIC assessments increased to $15.8 million in 2009, as compared to $5.2 million 2008. The increase results from an industry-wide increase in assessment rates and a $4.0 million special assessment incurred in the second quarter of 2009 imposed by the FDIC in efforts to rebuild the Deposit Insurance Fund.

•

Gross loans and leases decreased to $6.0 billion as of December 31, 2009, a decrease of $132.1 million, or 2.2%, as compared to December 31, 2008. This decrease is principally attributable to charge-offs of $200.9 million and transfers to other real estate owned of $50.9 million, offset by net loan originations of $108.7 million during the year.

•

Total deposits were $7.4 billion as of December 31, 2009, an increase of $851.5 million, or 12.9%, as compared to December 31, 2008. Excluding the deposits acquired through the FDIC-assisted purchase and assumption of the Bank of Clark County, the organic deposit growth rate was 10.4% annualized.

•

Total consolidated assets were $9.4 billion as of December 31, 2009, compared to $8.6 billion as of December 31, 2008, representing an increase of $783.8 million or 9.1%. The growth in total assets is principally attributable to the increase in deposits and the proceeds received from the public offering of common stock in the third quarter of 2009.

•

Declared cash dividends of $0.05 per common share for each quarter in 2009. In determining the amount of dividends to be paid, we consider capital preservation, expected asset growth, projected earnings and our overall dividend pay-out ratio.

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

Umpqua Holdings Corporation

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

The Bank may also maintain an unallocated allowance amount to provide for other credit losses inherent in a loan and lease portfolio that may not have been contemplated in the credit loss factors. This unallocated amount generally comprises less than 5% of the allowance, but may be maintained at higher levels during times of deteriorating economic conditions characterized by falling real estate values. The unallocated amount is reviewed periodically based on trends in credit losses, the results of credit reviews and overall economic trends. As of December 31, 2009, the unallocated allowance amount represented 9% of the allowance.

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

Management believes that the ALLL was adequate as of December 31, 2009. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 81% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses. The U.S. recession, the housing market downturn, and declining real estate values in our markets have negatively impacted aspects of our residential development, commercial real estate, commercial construction and commercial loan portfolios, and have led to an increase in non-performing loans and the allowance for loan and lease losses. A continued deterioration in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan and lease losses.

Mortgage Servicing Rights

In accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 860, Transfers and Servicing, the Company determines its classes of servicing assets based on the asset type being serviced along with the methods used to manage the risk inherent in the servicing assets, which includes the market inputs used to value the servicing assets. The Company elected to measure its residential mortgage servicing assets at fair value and to report changes in fair value through earnings. Fair value adjustments encompass market-driven valuation changes and the runoff in value that occurs from the passage of time, which are separately reported. Under the fair value method, the MSR is carried in the balance sheet at fair value and the changes in fair value are reported in earnings under the caption mortgage banking revenue in the period in which the change occurs.

Retained mortgage servicing rights are measured at fair value as of the date of sale. We use quoted market prices when available. Subsequent fair value measurements are determined using a discounted cash flow model. In order to determine the fair value of the MSR, the present value of expected future cash flows is estimated. Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income. This model is periodically validated by an independent external model validation group. The model assumptions and the MSR fair value estimates are also compared to observable trades of similar portfolios as well as to MSR broker valuations and industry surveys, as available.

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

Valuation of Goodwill and Intangible Assets

At December 31, 2009, we had $639.6 million in goodwill and other intangible assets as a result of business combinations. Goodwill and other intangible assets with indefinite lives are not amortized but instead are periodically tested for impairment. Management performs an impairment analysis for the intangible assets with indefinite lives on an annual basis as of December 31. Additionally, goodwill and other intangible assets with indefinite lives are evaluated on an interim basis when events or circumstance indicate impairment potentially exists. As a result of the year-end analysis in 2008, management determined that there was a $1.0 million impairment related to the Retail Brokerage reporting segment as of December 31, 2008, which resulted from the Company’s evaluation following the departure of certain Umpqua Investments financial advisors. The valuation of the impairment at the Retail Brokerage operating segment was determined using an income approach by discounting cash flows of forecasted earnings. The remaining balance of goodwill and other intangible assets relate to the Community Banking reporting segment. The Company performed a goodwill impairment analysis of the Community Banking reporting segment as of June 30, 2009, due to a further decline in the Company’s market capitalization below the book value of equity and continued weakness in the banking industry. The Company engaged an independent valuation consultant to assist us in determining whether our goodwill asset was impaired. The valuation of the reporting unit was determined using discounted cash flows of forecasted earnings, estimated sales price multiples based on recent observable market transactions and market capitalization based on current stock price. The results of the Company’s and valuation specialist’s step one test indicated that the reporting unit’s fair value was less than its carrying value, and therefore the Company performed a step two analysis. In the step two analysis, we calculated the fair value for the reporting unit’s assets and liabilities, as well as its unrecognized identifiable intangible assets, such as the core deposit intangible and trade name, in order to determine the implied fair value of goodwill. Fair value adjustments to items on the balance sheet primarily related to investment securities held to maturity, loans, other real estate owned, Visa Class B common stock, deferred taxes, deposits, term debt, and junior subordinated debentures. Based on the results of the step two analysis, the Company determined that the implied fair value of the goodwill was greater than its carrying amount on the Company’s balance sheet, and as a result, recognized a goodwill

Umpqua Holdings Corporation

impairment loss of $112.0 million. This write-down of goodwill is a non-cash charge that does not affect the Company’s or the Bank’s liquidity or operations. In addition, because goodwill is excluded in the calculation of regulatory capital, the Company’s “well-capitalized” capital ratios were not affected by this charge. The Company evaluated the Community Banking reporting segment as of December 31, 2009. In the first step of the goodwill impairment test the Company determined that the fair value of the Community Banking reporting unit exceeded its carrying amount. This determination is consistent with the events occurring after the Company recognized the $112.0 million impairment of goodwill second quarter of 2009. First, the market capitalization and estimated fair value of the Company increased significantly subsequent to the recognition of the impairment charge as the fair value of the Company’s stock increased 73% from June 30, 2009 to December 31, 2009. Secondly, the Company’s successful public common stock offering in the third quarter of 2009 diluted the carrying value of the reporting unit’s book equity on a per share basis, based upon which the fair value of the reporting unit is measured. The impairment analysis requires management to make subjective judgments. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures, technology, changes in discount rates and specific industry and market conditions. There can be no assurance that changes in circumstances, estimates or assumption will not result in additional impairment of all, or some portion of, goodwill. Additional information is included in Note 7 of the Notes to Consolidated Financial Statements.

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

Fair Value

FASB ASC 820, Fair Value Measurements and Disclosures establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction. See Note 22 of the Notes to Consolidated Financial Statements for additional information about the level of pricing transparency associated with financial instruments carried at fair value.

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

In April 2009, FASB amended FASB ASC 820, Fair Value Measurements and Disclosures, to address issues related to the determination of fair value when the volume and level of activity for an asset or liability has significantly decreased, and identifying transactions that are not orderly. The revisions affirm the objective that fair value is the price that would be received to sell an asset in an orderly transaction (that is not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions, even if the market is inactive. The amendment provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have decreased significantly. It also provides guidance on identifying circumstances that indicate a transaction is not orderly. If determined that a quoted price is distressed (not orderly), and thereby not representative of fair value, the entity may need to make adjustments to the quoted price or utilize an alternative valuation technique (e.g. income approach or multiple valuation techniques) to determine fair value. Additionally, an entity must incorporate appropriate risk premium adjustments, reflective of an orderly transaction under current market conditions, due to uncertainty in cash flows. The revised guidance requires disclosures in interim and annual periods regarding the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. It also requires financial institutions to disclose the fair values of investment securities by major security type. The changes are effective for the interim reporting period ending after June 15, 2009, and are to be applied prospectively. The adoption of these amendments impacted the Company’s determination of fair value related to our junior subordinated debentures measured at fair value. As of March 31, 2009, prior to the adoption of these amendments, we discounted these liabilities by the current three month LIBOR plus a credit risk adjusted spread of 500 basis points. Due to the lack of observable, orderly transactions, of either new issuances or trades, we estimated that a market participant would utilize a credit risk adjusted spread of 500 basis points if an actual market transaction in an active market were to take place for an entity with comparable nonperformance risk. The amendments clarify that a fair value measurement shall assume a risk premium market participants would require at a measurement date under current market conditions, even if the market is inactive. With the assistance of a third-party pricing service, we determined that a credit risk adjusted spread of 675 basis points would be representative of the nonperformance risk premium a market participant would require under current market conditions as of June 30, 2009. In accordance with the guidance, this is accounted for as a change in accounting

Umpqua Holdings Corporation

estimate. This increase in the credit risk adjusted spread is the primary factor resulting in the $8.6 million gain on junior subordinated debentures carried at fair value recognized in the second quarter of 2009. At December 31, 2009, we continue to estimate that the credit risk adjusted spread of 675 basis points is appropriate. The change in junior subordinated debentures carried at fair value in the third and fourth quarters of 2009 is attributable to changes in three month LIBOR and quarterly interest payments, and would have generally been recognized under both methodologies. The effect of these amendments did not have a significant impact on the fair value measurement of any other assets or liabilities.

In April 2009, FASB revised FASB ASC 320, Investments—Debt and Equity Securities, to change the OTTI model for debt securities. Previously, an entity was required to assess whether it has the intent and ability to hold a security to recovery in determining whether an impairment of that security is other-than-temporary. If the impairment was deemed other-than-temporarily impaired, the investment was written-down to fair value through earnings. Under the revised guidance, OTTI is triggered if an entity has the intent to sell the security, it is likely that it will be required to sell the security before recovery, or if the entity does not expect to recover the entire amortized cost basis of the security. If the entity intends to sell the security or it is likely it will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the entity does not intend to sell the security and it is not likely that the entity will be required to sell the security but the entity does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings as an OTTI. The credit loss is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected of a security. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment loss related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, would be recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are to be presented as a separate category within OCI. For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the OTTI amount recorded in OCI will increase the carrying value of the investment, and would not affect earnings. If there is an indication of additional credit losses the security is re-evaluated accordingly based on the procedures described above. Upon adoption of the revised guidance, the noncredit portion of previously recognized OTTI shall be reclassified to accumulated OCI by a cumulative-effect adjustment to the opening balance of retained earnings. These revisions became effective in the interim reporting period ending after June 15, 2009. Upon adoption of this guidance the Company analyzed the securities for which OTTI had been previously recognized and determined that as of the adoption date such losses were credit related. As such, there was no cumulative effect adjustment to the opening balance of retained earnings or a corresponding adjustment to accumulated OCI.

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

In December 2009, FASB issued ASU No. 2009-17, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets. This update codifies SFAS No. 166, Accounting for Transfers of Financial Assets—an Amendment of FASB Statement No. 140, which was previously issued by FASB in June 2009 but was not included in the original codification. ASU 2009-17 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This statement is effective for annual reporting periods beginning after November 15, 2009, and for interim periods therein. This standard will primarily impact the Company’s accounting and reporting of transfers representing a portion of a financial asset for which the Company has a continuing involvement, generally known as loan participations. In order to recognize the transfer of a portion of a financial asset as a sale, the transferred portion and any portion that continues to be held by the transferor must represent a participating interest, and the transfer of the participating interest must meet the conditions for surrender of control. To qualify as a participating interest (i) the portions of a financial asset must represent a proportionate ownership interest in an entire financial asset, (ii) from the date of transfer, all cash flows received from the entire financial asset must be divided proportionately among the participating interest holders in an amount equal to their share of ownership, (iii) involve no recourse (other than standard representation and warranties) to, or subordination by, any participating interest holder, and (iv) no party has the right to pledge or exchange the entire financial asset. If the participating interest or surrender of control criteria are not met the transfer is not accounted for as a sale and derecognition of the asset is not appropriate. Rather the transaction is accounted for as a secured borrowing arrangement. The impact of certain participations being reported as secured borrowings rather than derecognizing a portion of a financial asset would increase total assets (loans), liabilities (term debt) and their respective interest income and expense. An increase in total assets also increases regulatory risk-weighted assets and could negatively impact our capital ratios. The Company is reviewing our participation agreements to ensure new originations meet the criteria to allow for sale accounting in order to limit the impact upon our financial statements. The terms contained in certain participation and loan sale agreements, however, are outside the control of the Company. These arrangements largely relate to Small Business Administration (“SBA”) loan sales. These sales agreements contain recourse provisions (generally 90 days) that will initially preclude sale accounting. However, once the recourse provision expires, transfers of portions of financial assets may be reevaluated to determine if they meet the participating interest definition. As a result, we expect to report SBA and potentially certain other transfers of financial assets as secured borrowings which will defer the gain of sale on these transactions, at least until the recourse provision expires, assuming all other sales criteria for each transaction are met. The Company does not believe it has or will have a significant amount of participations subject to recourse provisions or other features that would preclude derecognition of the assets transferred. The Company does not believe the impact of adoption will have a material impact on the Company’s consolidated financial statements.

In December 2009, FASB issued ASU No. 2009-18, Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This update codifies SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which was previously issued by FASB in June 2009 but was not included in the original codification. ASU 2009-18 eliminates FASB Interpretations 46(R) (“FIN 46(R)”) exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity (“VIE”). Under the revised guidance, the primary beneficiary of a VIE (party who must consolidate the VIE) is the enterprise that has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE, or the right to receive benefits of the VIE that could potentially be significant to the VIE. ASU 2009-18 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying FIN 46(R) provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. This statement requires additional disclosures regarding an entity’s involvement in a variable interest entity. This statement is effective for annual reporting periods beginning after November 15, 2009, and for interim periods therein. The Company has evaluated the impact of this guidance in regards to our involvement with variable interest entities. This guidance potentially impacts the accounting for our limited partnership equity investments in affordable housing development funds and real estate investment funds. In regards to affordable housing investments, the primary activities that most significantly impacts the VIE’s economic performance include leasing rental units at appropriate rent rates in compliance with low income housing restrictions and requirements, operating the rental property thereby generating income/loss from the partnership operations, and protecting the low income housing tax credits from recapture. As a limited partner, the Company

Umpqua Holdings Corporation

generally does not participate in the control of the partnerships’ business, our involvement is limited to providing a stated amount of financial support (commitment or subscription) as stated within contractual agreements, and the primary purpose of the investment is to receive the tax attributes (tax credits) of the partnership. The general partner, which generally are a developer or non-profit organization, exercise the day-to-day control and management of the partnerships that most significantly impacts the VIE’s economic performance. In regards to the real estate investment funds, the primary activities that most significantly impacts the VIE’s economic performance include the development, financing, and leasing of real estate related properties, and ultimately finding a profitable exit from such investments. The Company’s involvement in these funds are limited minority interest partners. According to the terms of the partnerships, the general partners have exclusive control to manage the enterprise and power to direct activities that impact the VIE’s economic performance. The impact of adoption did not result in the Company consolidating or deconsolidating any variable interest entities as accounted for under previous guidance and, therefore, did not have a material impact on the Company’s consolidated financial statements.

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

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value. This update amends FASB ASC 820, Fair Value Measurements and Disclosure, in regards to the fair value measurement of liabilities. FASB ASC 820 clarifies that in circumstances in which a quoted price for a identical liability in an active market in not available, a reporting entity shall utilize one or more of the following techniques: i) the quoted price of the identical liability when traded as an asset, ii) the quoted price for a similar liability or a similar liability when traded as an asset, or iii) another valuation technique that is consistent with the principles of FASB ASC 820. In all instances a reporting entity shall utilize the approach that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs. Also, when measuring the fair value of a liability a reporting entity shall not include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update is effective for the Company in the fourth quarter of 2009. This update primarily affects our considerations related to our measurement of junior subordinated debentures carried at fair value. The adoption of FASB ASU 2009-05 did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. FASB ASU No. 2009-06 requires (i) fair value disclosures by each class of assets and liabilities (generally a subset within a line item as presented in the statement of financial position) rather than major category, (ii) for items measured at fair value on a recurring basis, the amounts of significant transfers between Levels 1 and 2, and transfers into and out of Level 3, and the reasons for those transfers, including separate discussion related to the transfers into each level apart from transfers out of each level, and (iii) gross presentation of the amounts of purchases, sales, issuances, and settlements in the Level 3 recurring measurement reconciliation. Additionally, the ASU clarifies that a description of the valuation techniques(s) and inputs used to measure fair values is required for both recurring and nonrecurring fair value measurements. Also, if a valuation technique has changed, entities should disclose that change and the reason for the change. Disclosures other than the gross presentation changes in the Level 3 reconciliation are effective for the first reporting period beginning after December 15, 2009. The requirement to present the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis will be effective for fiscal years beginning after December 15, 2010. The Company is currently evaluating the impact of adoption of FASB ASU No. 2010-06. We do not expect the adoption of this ASU will have a material impact on the Company’s consolidated financial statements.

RESULTS OF OPERATIONS—OVERVIEW

For the year ended December 31, 2009, net loss available to common shareholders was $166.3 million, or $2.36 per diluted common share, as compared to net earnings available to common shareholders of $49.3 million, or $0.82 per diluted common share for the year ended December 31, 2008. The decrease in net earnings available to common shareholders in 2009 is principally attributable to increased provision for loan and lease losses, decreased non-interest income, increased non-interest expense and increased preferred stock dividends, partially offset by increased net interest income. Non-interest expense in the year ended December 31, 2009 includes a goodwill impairment charge recognized in the second quarter of $112.0 million related to the Community Banking operating segment. We assumed the insured non-brokered deposit balances and certain other assets of the Bank of Clark County on January 16, 2009 and the results of the acquired operations are included in our financial results starting on January 17, 2009.

For the year ended December 31, 2008, net earnings available to common shareholders was $49.3 million, or $0.82 per diluted common share, a decrease of 22% on a per diluted common share basis compared to 2007. The decrease in net earnings available to common shareholders in 2008 is principally attributable to increased provision for loan and lease losses and non-interest expense, partially offset by increased net interest and non-interest income. We completed the acquisition of North Bay Bancorp on April 26, 2007, and the results of the acquired operations are included in our financial results starting on April 27, 2007.

We incur significant expenses related to the completion and integration of mergers. Additionally, we may recognize goodwill impairment losses that have no effect on the Company’s or the Bank’s cash balances, liquidity, or regulatory capital ratios. Accordingly, we believe that our operating results are best measured on a comparative basis excluding the impact of merger-related expenses, net of tax, and other charges related to business combinations such as goodwill impairment charges. We define operating income as earnings available to common shareholders before merger related expenses, net of tax, and goodwill impairment, and we calculate operating income per diluted share by dividing operating income by the same diluted share total used in determining diluted earnings per common share (see Note 23 of the Notes to Consolidated Financial Statements in Item 8 below). Operating income and operating income per diluted share are considered “non-GAAP” financial measures. Although we believe the presentation of non-GAAP financial measures provides a better indication of our operating performance, readers of this report are urged to review the GAAP results as presented in the Financial Statements and Supplementary Data in Item 8 below.

The following table presents a reconciliation of operating (loss) income and operating (loss) income per diluted share to net (loss) earnings and net (loss) earnings per diluted common share for years ended December 31, 2009, 2008 and 2007:

Reconciliation of Operating (Loss) Income to Net (Loss) Earnings Available to Common Shareholders

Years Ended December 31,

(in thousands, except per share data)

	2009	2008	2007
Net (loss) earnings available to common shareholders	$(166,262)	$49,270	$63,081
Merger-related expenses, net of tax	164	—	1,991
Goodwill impairment	111,952	982	—

Operating (loss) income	$(54,146)	$50,252	$65,072

Per diluted common share:
Net (loss) earnings available to common shareholders	$(2.36)	$0.82	$1.04
Merger-related expenses, net of tax	—	—	0.04
Goodwill impairment	1.59	0.01	—

Operating (loss) income	$(0.77)	$0.83	$1.08

Umpqua Holdings Corporation

The following table presents the returns on average assets, average common shareholders’ equity and average tangible common shareholders’ equity for the years ended December 31, 2009, 2008 and 2007. For each of the years presented, the table includes the calculated ratios based on reported net (loss) earnings available to common shareholders and operating (loss) income as shown in the table above. Our return on average common shareholders’ equity is negatively impacted as a result of capital required to support goodwill. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger-related intangible assets, we believe it beneficial to also consider the return on average common tangible shareholders’ equity. The return on average common tangible shareholders’ equity is calculated by dividing net (loss) earnings available to common shareholders by average common shareholders’ common equity less average goodwill and intangible assets, net (excluding MSRs). The return on average tangible common shareholders’ equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders’ equity.

Returns on Average Assets, Common Shareholders’ Equity and Tangible Common Shareholders’ Equity

For the Years Ended December 31,

(dollars in thousands)

	2009	2008	2007
RETURNS ON AVERAGE ASSETS:
Net (loss) earnings available to common shareholders	-1.85%	0.59%	0.80%
Operating (loss) income	-0.60%	0.60%	0.82%

RETURNS ON AVERAGE COMMON SHAREHOLDERS’ EQUITY:
Net (loss) earnings available to common shareholders	-12.63%	3.93%	5.16%
Operating (loss) income	-4.11%	4.01%	5.32%

RETURNS ON AVERAGE TANGIBLE COMMON SHAREHOLDERS’ EQUITY:
Net (loss) earnings available to common shareholders	-26.91%	9.99%	13.05%
Operating (loss) income	-8.77%	10.19%	13.46%

CALCULATION OF AVERAGE TANGIBLE COMMON SHAREHOLDERS’ EQUITY:
Average common shareholders’ equity	$1,315,953	$1,254,730	$1,222,628
Less: average goodwill and other intangible assets, net	(698,223)	(761,672)	(739,086)

Average tangible common shareholders’ equity	$617,730	$493,058	$483,542

Additionally, management believes tangible common equity and the tangible common equity ratio are meaningful measures of capital adequacy. Umpqua believes the exclusion of certain intangible assets in the computation of tangible common equity and tangible common equity ratio provides a meaningful base for period-to-period and company-to-company comparisons, which management believes will assist investors in analyzing the operating results and capital of the Company. Tangible common equity is calculated as total shareholders’ equity less preferred stock and less goodwill and other intangible assets, net (excluding MSRs). In addition, tangible assets are total assets less goodwill and other intangible assets, net (excluding MSRs). The tangible common equity ratio is calculated as tangible common shareholders’ equity divided by tangible assets. The tangible common equity and tangible common equity ratio is considered a non-GAAP financial measure and should be viewed in conjunction with the total shareholders’ equity and the total shareholders’ equity ratio.

The following table provides a reconciliation of ending shareholders’ equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of December 31, 2009 and December 31, 2008:

Reconciliations of Total Shareholders’ Equity to Tangible Common Shareholders’ Equity and Total Assets to Tangible Assets

(dollars in thousands)

	2009	2008
Total shareholders’ equity	$1,566,517	$1,487,008
Subtract:
Preferred Stock	204,335	202,178
Goodwill and other intangible assets, net	639,634	757,833

Tangible common shareholders’ equity	$722,548	$526,997

Total assets	$9,381,372	$8,597,550
Subtract:
Goodwill and other intangible assets, net	639,634	757,833

Tangible assets	$8,741,738	$7,839,717

Tangible common equity ratio	8.27%	6.72%

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although we believe these non-GAAP financial measure are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

NET INTEREST INCOME

Net interest income is the largest source of our operating income. Net interest income for 2009 was $320.7 million, an increase of $30.4 million, or 10% over 2008. Net interest income for 2008 was $290.3 million, an increase of $4.4 million, or 2% over 2007. The negative impact to net interest income of the reversal of interest income on loans during the year was $4.4 million in both 2009 and 2008, and $5.0 million in 2007. The increase in net interest income in 2009 as compared to 2008 is attributable to growth in outstanding average interest earnings assets, primarily investment securities, and a modest increase in net interest margin, partially offset by growth in interest bearing liabilities, primarily time deposits. The increase in net interest income in 2008 as compared to 2007 is attributable to growth in outstanding average interest earnings assets, primarily loans and leases and investment securities, partially offset by both growth in interest bearing liabilities, primarily money-market, time deposits and term debt, and a decrease in net interest margin. In addition to organic growth, the FDIC-assisted purchase and assumption of certain assets and liabilities of the Bank of Clark County, which was completed on January 16, 2009, partially contributed to the increase in interest earning assets and interest bearing liabilities in 2009 over 2008. The deposit liabilities assumed from the Bank of Clark County purchase and assumption transaction totaled $183.9 million as of the assumption date. The North Bay merger, which was completed on April 26, 2007, contributed to the increase in interest earnings assets and interest bearing liabilities during 2007. The fair value of interest earnings assets acquired as a result of the North Bay merger totaled $523.5 million, and interest bearing liabilities totaled $572.2 million.

The net interest margin (net interest income as a percentage of average interest earnings assets) on a fully tax-equivalent basis was 4.09% for 2009, an increase of 2 basis points as compared to the same period in 2008. The increase in net interest margin primarily resulted from the decrease in our interest expense to earning assets of 81 basis points in 2009 resulting from the lower costs of interest bearing deposits, and junior subordinated debentures that are indexed to the three month LIBOR. This was partially offset by the decreased yield on interest-earning assets of 79 basis points primarily resulting from reductions in the prime rate, holding higher interest bearing cash balances with the Federal Reserve Bank (at 25 basis points), and interest reversals on loans. The increased interest bearing cash balances result from the historically low yields available in the bond

Umpqua Holdings Corporation

markets that do not present an attractive long-term investment alternative. The $4.4 million reversal of interest income on loans in 2009 contributed to a 6 basis point decline in the tax equivalent net interest margin for the year.

The net interest margin on a fully tax-equivalent basis was 4.07% for 2008, a decrease of 17 basis points as compared to the same period in 2007. The decrease in net interest margin in 2008 resulted from decreases in market index rates, such as prime and the fed funds rates, and interest reversals on loans. The decreased yield on interest earnings assets of 104 basis points in 2008 primarily resulted from reductions in the prime rate. This decline in net interest margin was partially offset by the decrease in our interest expense to earning assets of 87 basis points from the lower costs of interest bearing deposits. The $4.4 million reversal of interest income on loans in 2008 contributed to a 6 basis point decline in the tax equivalent net interest margin for the year.

Our net interest income is affected by changes in the amount and mix of interest earnings assets and interest bearing liabilities, as well as changes in the yields earned on interest earnings assets and rates paid on deposits and borrowed funds. The following table presents condensed average balance sheet information, together with interest income and yields on average interest earnings assets, and interest expense and rates paid on average interest bearing liabilities for the years ended December 31, 2009, 2008 and 2007:

Average Rates and Balances

(dollars in thousands)

	2009			2008			2007
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST EARNING ASSETS:
Loans and leases(1)	$6,145,927	$355,195	5.78%	$6,136,380	$393,927	6.42%	$5,836,980	$443,939	7.61%
Taxable securities	1,386,960	60,217	4.34%	883,987	41,523	4.70%	743,266	35,216	4.74%
Non-taxable securities(2)	198,641	11,522	5.80%	170,277	9,667	5.68%	149,291	8,234	5.52%
Temporary investments and interest bearing deposits	193,486	526	0.27%	24,357	443	1.82%	68,297	3,415	5.00%

Total interest earning assets	7,925,014	427,460	5.39%	7,215,001	445,560	6.18%	6,797,834	490,804	7.22%
Allowance for loan and lease losses	(96,916)			(84,649)			(70,177)
Other assets	1,147,080			1,211,653			1,169,911

Total assets	$8,975,178			$8,342,005			$7,897,568

INTEREST BEARING LIABILITIES:
Interest bearing checking and savings accounts	$3,333,088	$32,341	0.97%	$3,196,763	$55,739	1.74%	$3,136,738	$93,070	2.97%
Time deposits	2,358,697	56,401	2.39%	2,007,550	73,631	3.67%	1,849,910	87,770	4.74%
Securities sold under agreements to repurchase and federal funds purchased	60,722	680	1.12%	99,366	2,220	2.23%	65,660	2,135	3.25%
Term debt	129,814	4,576	3.53%	194,312	6,994	3.60%	57,479	2,642	4.60%
Junior subordinated debentures	190,491	9,026	4.74%	226,349	13,655	6.03%	221,833	16,821	7.58%

Total interest bearing liabilities	6,072,812	103,024	1.70%	5,724,340	152,239	2.66%	5,331,620	202,438	3.80%
Noninterest bearing deposits	1,318,954			1,255,263			1,263,873
Other liabilities	64,293			81,182			79,447

Total liabilities	7,456,059			7,060,785			6,674,940
Preferred equity	203,166			26,490			—
Common equity	1,315,953			1,254,730			1,222,628

Total shareholders’ equity	1,519,119			1,281,220			1,222,628

Total liabilities and shareholders’ equity	$8,975,178			$8,342,005			$7,897,568

NET INTEREST INCOME(2)		$324,436			$293,321			$288,366

NET INTEREST SPREAD			3.69%			3.52%			3.42%
AVERAGE YIELD ON EARNING ASSETS(1),(2)			5.39%			6.18%			7.22%
INTEREST EXPENSE TO EARNING ASSETS			1.30%			2.11%			2.98%

NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN(1),(2)			4.09%			4.07%			4.24%

(1)	Non-accrual loans and mortgage loans held for sale are included in average balances.
(2)	Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $3.7 million, $3.0 million and $2.4 million in the years ended December 31, 2009, 2008 and 2007, respectively.

Umpqua Holdings Corporation

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for 2009 compared to 2008 and 2008 compared to 2007. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Rate/Volume Analysis

(in thousands)

	2009 COMPARED TO 2008			2008 COMPARED TO 2007
	INCREASE (DECREASE) IN INTEREST INCOME AND EXPENSE DUE TO CHANGES IN			INCREASE (DECREASE) IN INTEREST INCOME AND EXPENSE DUE TO CHANGES IN
	VOLUME	RATE	TOTAL	VOLUME	RATE	TOTAL
INTEREST EARNING ASSETS:
Loans and leases	$612	$(39,344)	$(38,732)	$21,892	$(71,904)	$(50,012)
Taxable securities	22,047	(3,353)	18,694	6,612	(305)	6,307
Non-taxable securities(1)	1,641	214	1,855	1,185	248	1,433
Temporary investments and interest bearing deposits	746	(663)	83	(1,494)	(1,478)	(2,972)

Total(1)	25,046	(43,146)	(18,100)	28,195	(73,439)	(45,244)

INTEREST BEARING LIABILITIES:
Interest bearing checking and savings accounts	2,285	(25,683)	(23,398)	1,748	(39,079)	(37,331)
Time deposits	11,380	(28,610)	(17,230)	7,017	(21,156)	(14,139)
Securities sold under agreements to repurchase and federal funds purchased	(675)	(865)	(1,540)	883	(798)	85
Term debt	(2,277)	(141)	(2,418)	5,039	(687)	4,352
Junior subordinated debentures	(1,966)	(2,663)	(4,629)	336	(3,502)	(3,166)

Total	8,747	(57,962)	(49,215)	15,023	(65,222)	(50,199)

Net increase in net interest income(1)	$16,299	$14,816	$31,115	$13,172	$(8,217)	$4,955

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

PROVISION FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses was $209.1 million for 2009, compared to $107.7 million for 2008 and $41.7 million for 2007. As a percentage of average outstanding loans, the provision for loan losses recorded for 2009 was 3.43%, an increase of 167 basis points and 271 basis points from 2008 and 2007, respectively.

The increase in the provision for loan and lease losses in 2009 as compared to 2008 and 2007 is principally attributable to downgrades within the portfolio related primarily to the housing market downturn and its impact on our residential development and other segments of our portfolio, the U.S. recession and declining real estate values in our markets and the resulting impact on our commercial real estate and commercial construction portfolio, and the increase in loans charged-off.

Prior to the second quarter of 2008, the Company established specific reserves within the allowance for loan and leases losses for loan impairments and recognized the charge-off of the impairment reserve when the loan was resolved, sold, or foreclosed and transferred to other real estate owned. Due to declining real estate values in our markets and the deterioration of the U.S. economy in general, it is increasingly likely that impairment reserves on collateral dependent loans, particularly those relating to real estate, will not be recoverable and represent a confirmed loss. As a result, beginning in the second quarter of 2008, the

Company began recognizing the charge-off of impairment reserves on impaired loans in the period they arise for collateral dependent loans. This process has effectively accelerated the recognition of charge-offs recognized since the second quarter of 2008. The change in our assessment of the possible recoverability of our collateral dependent impaired loans’ carrying values has ultimately had no impact on our impairment valuation procedures or the amount of provision for loan and leases losses included within the Consolidated Statements of Operations. Therefore, the non-accrual loans of $193.1 million as of December 31, 2009 have already been written-down to their estimated fair value, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices. Depending on the characteristics of a loan, the fair value of collateral is estimated by obtaining external appraisals.

The provision for loan and lease losses is based on management’s evaluation of inherent risks in the loan portfolio and a corresponding analysis of the allowance for loan and lease losses. Additional discussion on loan quality and the allowance for loan and lease losses is provided under the heading Asset Quality and Non-Performing Assets below.

NON-INTEREST INCOME

Non-interest income in 2009 was $73.5 million, a decrease of $33.6 million, or 31%, compared to 2008. Non-interest income in 2008 was $107.1 million, an increase of $42.3 million, or 65%, over 2007. The following table presents the key components of non-interest income for years ended December 31, 2009, 2008 and 2007:

Non-Interest Income

Years Ended December 31,

(dollars in thousands)

	2009 compared to 2008				2008 compared to 2007
	2009	2008	Change Amount	Change Percent	2008	2007	Change Amount	Change Percent
Service charges on deposit accounts	$32,957	$34,775	$(1,818)	-5%	$34,775	$32,126	$2,649	8%
Brokerage commissions and fees	7,597	8,948	(1,351)	-15%	8,948	10,038	(1,090)	-11%
Mortgage banking revenue, net	18,688	2,436	16,252	667%	2,436	7,791	(5,355)	-69%
(Loss) gain on investment securities, net	(1,677)	1,349	(3,026)	-224%	1,349	(13)	1,362	N	M
Gain on junior subordinated debentures carried at fair value	6,482	38,903	(32,421)	-83%	38,903	4,928	33,975	689%
Proceeds from Visa mandatory partial redemption	—	12,633	(12,633)	-100%	12,633	—	12,633	N	M
Other income	9,469	8,074	1,395	17%	8,074	9,959	(1,885)	-19%

Total	$73,516	$107,118	$(33,602)	-31%	$107,118	$64,829	$42,289	65%

The decrease in deposit service charges in 2009 compared to 2008 is principally attributable to decreased non-sufficient funds and overdraft fee income due to lower average overdraft balances. The increase in deposit service charges in 2008 over 2007 is principally attributable to increased volume of deposit accounts during the year. Brokerage commissions and fees declined as a result of the continuation of stressed conditions in the trading market during 2009, relative to the same periods in 2008 and 2007, and the departure of certain Umpqua Investments financial advisors in the fourth quarter of 2008. However, brokerage commissions and fees in the second half of 2009 increased 43% over the first half of 2009 due to the new leadership’s ability to recruit new brokers and grow assets under management.

Mortgage banking revenue in 2009 increased due to a significant increase in purchase and refinancing activity, resulting from historically low mortgage interest rates, as compared 2008. Closed mortgage volume for 2009 was $757.0 million, representing an 131% increase over 2008 production. The current low mortgage interest rate environment contributed to a $3.2 million decline in fair value on the mortgage servicing right (“MSR”) asset in the current year, compared to a $4.6 million decline in fair

Umpqua Holdings Corporation

value recognized in the same period prior year. Additionally, mortgage banking revenue in the first quarter of 2008 reflects a $2.4 million realized loss on an ineffective MSR hedge, which has been suspended, due to widening spreads and price declines that were not offset by a corresponding gain in the related MSR asset. The decrease in mortgage banking revenue in 2008 compared to 2007 primarily resulted from the difference between the $4.6 million loss and a $756,000 loss on the MSR asset between the respective periods, and the $2.4 million realized loss on an ineffective MSR hedge due to significant market volatility in the first quarter of 2008, partially offset by increased fees on loans sold.

The net loss on investment securities recognized in 2009 represents an other-than-temporary impairment (“OTTI”) charge of $10.6 million, partially offset by the realized gain on sale of investment securities of $8.9 million. The OTTI charge recognized in earnings primarily related to held to maturity non-agency collateralized mortgage obligations, and the amount recognized in earnings represents our estimate of the credit loss component of the total impairment. In 2008, the Company realized a $5.5 million gain on sale of investment securities as part of a repositioning of the investment portfolio to reduce the weighted average life in response to the current economic outlook, and other factors. This gain was offset by a $4.2 million OTTI charge primarily related to held to maturity non-agency collateralized mortgage obligations. Additional discussion on the OTTI charges and gain on sale of investment securities are provided in Note 4 of the Notes to Consolidated Financial Statements and under the heading Investment Securities below.

The change in fair value of the junior subordinated debentures carried at fair value for all periods presented primarily resulted from the widening of the credit risk adjusted spread over the contractual rate of each junior subordinated debenture measured at fair value. Additional information on the junior subordinated debentures carried at fair value is included in Note 16 of the Notes to Consolidated Financial Statements and under the heading Junior Subordinated Debentures below.

In the first quarter of 2008 Visa completed an initial public offering and the Company received $12.6 million as part of a subsequent mandatory partial redemption of our Visa Class B shares. As part of this offering, Visa also established a $3.0 billion escrow account to cover settlements, the resolution of pending litigation and related claims (“covered litigation”). The Company’s remaining 468,659 shares of Visa Class B common stock are restricted and may not be transferred until the later of (1) three years from the date of the initial public offering or (2) the period of time necessary to resolve the covered litigation. A conversion ratio of 0.71429 was established for the conversion rate of Class B shares into Class A shares. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus. In December 2008, Visa deposited additional funds into the escrow account to satisfy a settlement with Discover Card related to an antitrust lawsuit. In July 2009, Visa deposited additional funds into the litigation escrow account to provide additional reserves to cover potential losses related to the two remaining litigation cases. The deposit of these funds into the escrow account reduced the conversion ratio applicable to Class B common stock outstanding from 0.71429 per Class A share to 0.5824 per Class A share. As of December 31, 2009, the value of the Class A shares was $87.46 per share. The value of unredeemed Class A equivalent shares owned by the Company was $23.9 million as of December 31, 2009, and has not been reflected in the accompanying financial statements.

Other income increased in 2009 over 2008 as a result of compensatory damages awarded to the Company and increased income on trading assets invested in trust for the benefit of certain executives or former employees of acquired institutions as required by agreements. The increase was partially offset by decreased gains and broker fee income related to Small Business Administration loan sales and proceeds from a legal settlement in the first quarter of 2008. Other income decreased in 2008 over 2007 largely due to decreased gains and broker fee income related to Small Business Administration (“SBA”) loan sales, and losses related to trading assets.

NON-INTEREST EXPENSE

Non-interest expense for 2009 was $379.4 million, an increase of $162.8 million or 75% compared to 2008. Non-interest expense for 2008 was $216.6 million, an increase of $2.4 million or 1% compared to 2007. The following table presents the key elements of non-interest expense for the years ended December 31, 2009, 2008 and 2007.

Non-Interest Expense

Years Ended December 31,

(dollars in thousands)

	2009 compared to 2008					2008 compared to 2007
	2009	2008	Change Amount	Change Percent		2008	2007	Change Amount	Change Percent
Salaries and employee benefits	$126,850	$114,600	$12,250	11%		$114,600	$112,864	$1,736	2%
Net occupancy and equipment	39,673	37,047	2,626	7%		37,047	35,785	1,262	4%
Communications	7,671	7,063	608	9%		7,063	7,202	(139)	-2%
Marketing	4,529	4,573	(44)	-1%		4,573	5,554	(981)	-18%
Services	21,918	18,792	3,126	17%		18,792	18,564	228	1%
Supplies	3,257	2,908	349	12%		2,908	3,627	(719)	-20%
FDIC assessments	15,825	5,182	10,643	205%		5,182	1,223	3,959	324%
Net loss on other real estate owned	23,204	8,313	14,891	179%		8,313	4	8,309	N	M
Intangible amortization	6,165	5,857	308	5%		5,857	6,094	(237)	-4%
Goodwill impairment	111,952	982	110,970	N	M	982	—	982	N	M
Merger related expenses	273	—	273	N	M	—	3,318	(3,318)	-100%
Visa litigation	—	(5,183)	5,183	-100%		(5,183)	5,183	(10,366)	-200%
Other expenses	18,086	16,436	1,650	10%		16,436	14,704	1,732	12%

Total	$379,403	$216,570	$162,833	75%		$216,570	$214,122	$2,448	1%

NM – Not meaningful

Management believes there are several categories of non-interest expense which are outside of the control of the Company, including FDIC deposit insurance assessments, net losses on other real estate owned, and Visa related litigation accruals, and infrequently occurring expenses such as goodwill impairments. Excluding the impact of these non-controllable or infrequently occurring items, non-interest expense increased $21.1 million in 2009 over 2008. Of this increase, $6.1 million relates to the increase in variable costs in the Mortgage Division that directly corresponds to the significant increase in mortgage banking revenue as discussed under the heading Non-Interest Income above. Excluding the incremental impact of the mortgage division’s variable costs, non-interest expense in 2009 over 2008 increased $15.0 million, or 7%, which is less than the 9% growth in total assets during the current year. Excluding these non-controllable or infrequently occurring items, non-interest expense in 2008 over 2007 decreased $436,000 due to the Company’s extensive cost control measures that were put in place in reaction to the slowing economy.

Of the $12.3 million increase in total salaries and employee benefits expense in 2009 compared to 2008, approximately $5.3 million is a direct result of increased production in our mortgage banking division, and $1.6 million is a result of reduced loan origination activity related to lower customer demand, resulting in a reduced offset to compensation expense for deferred loan costs. The remainder primarily results from the increase in employees by 157 full-time equivalents in the current year. The increase in total salaries and employee benefits expense in 2008 compared to 2007 is primarily a result of reduced loan origination activity, resulting in a reduced offset to compensation expense for deferred loan costs. Excluding the impact of the reduced deferred loan costs, salaries and employee benefits expense decreased $1.2 million in 2008 compared to 2007 despite the addition of approximately 110 associates from the North Bay acquisition in April 2007. Net occupancy and equipment

Umpqua Holdings Corporation

expense continues to increase primarily as a result of the growth in the number of our Company’s locations. The growth in 2009 reflects the two new banking locations obtained through the FDIC-assisted purchase and assumption of the Bank of Clark County in January 2009, the addition of two de novo Community Banking locations, in Portland, Oregon and Vancouver, Washington, and the opening of a new Commercial Banking Center in Lynnwood, Washington. In 2008, we opened a new Commercial Banking Center in San Francisco, California and a Mortgage Office in Stockton, California. Additionally, in 2008, we remodeled thirty-eight stores, primarily locations acquired through acquisitions, to meet Umpqua brand standards and customer expectations throughout the California region. The expense recognized in 2007 reflects ten new banking locations as a result of the North Bay acquisition in April 2007, and the addition of three de novo banking locations. The increase in net occupancy and equipment expense in 2009 also reflects increased maintenance contract and software amortization costs.

Communications, marketing, supplies, and other expenses fluctuated in the current year as a result of normal operations. Services expense increased in 2009 compared to 2008 primarily due to higher legal and other professional fees. The decline in communications, marketing, and supplies expense, as well as the modest increase in services expense, in 2008 compared to 2007 are a result of aggressive cost saving initiatives implemented in late 2007.

FDIC assessments represent premiums payable to the FDIC for deposit insurance and Financing Corporation (“FICO”) assessments. The Federal Deposit Insurance Reform Act of 2005 (“Reform Act”) created a new system and rate schedule related to FDIC deposit insurance assessments effective in 2007. As a result, the Company was assessed deposit insurance premiums beginning in 2007; however, most of the premium was offset by a one-time assessment credit that was provided to eligible institutions as part of the Reform Act. The Company’s one-time deposit insurance assessment credit was fully exhausted in 2007. The increase in FDIC assessments in 2008 compared to prior years is a result of increased deposit insurance assessments rates and no remaining one-time assessment credits available to offset the current period expense. In December 2008 and again in February 2009, the FDIC adopted rules to further modify the risk-based deposit insurance assessment system that increased the assessment rates in attempts to restore the Deposit Insurance Fund to targeted reserve ratios. The increase in FDIC assessment expense in 2009 compared to 2008 results from the industry-wide increase in assessment rates and a $4.0 million special assessment imposed in the second quarter of 2009 by the FDIC in efforts to rebuild the Deposit Insurance Fund. Additional discussion on FDIC insurance assessments is provided in Item 1 Business above, under the heading Federal Deposit Insurance.

The continued slowdown in the housing industry, which has detrimentally affected our residential development portfolio, and declines in the fair value of real estate, that serves as collateral securing real estate related credits, has led to an increase of foreclosures on real estate related properties and movement of the properties into other real estate owned (“OREO”). Declines in the market values of these properties after foreclosure have resulted in additional losses on the sale of the properties or by valuation adjustments. During 2009, the Company recognized losses on sale of OREO of $11.0 million. The increase in losses on sale of OREO was due to a combination of the continued value compression of real estate properties and our desire to expedite the sale of several properties. Of the total loss on sale of OREO recognized in the 2009, $4.7 million related to two residential development related properties located in Central Oregon. In 2009, the Company recognized valuation adjustments on OREO of $12.2 million. These valuation adjustments related to 26 properties, of which 86% relate to residential development projects. Of the total valuation adjustments recognized year-to-date, 73% related to properties in Oregon and Washington, with $4.7 million specifically related to three residential development projects in Central Oregon and $1.6 million specifically related to one residential development project in Southern Washington region. The remaining 27% related to properties in California, with $1.9 million relating to two residential development projects and $700,000 relating to one commercial real estate property in the greater Sacramento region. During 2008, the Company recognized losses on sale of OREO of $3.2 million and valuation adjustments of $5.1 million. Additional discussion regarding our procedures to determine and recognize valuation adjustments on other real estate owned is provided under the heading Asset Quality and Non-Performing Assets below.

The increase in intangible amortization in 2009 as compared to 2008 results from an $804,000 impairment recognized in the fourth quarter related to the merchant servicing portfolio obtained through the North Bay acquisition, partially offset by the run-off of intangible assets that are being amortized on an accelerated basis. The decrease in intangible amortization in 2008 as compared to 2007 is due to the run-off of intangible assets that are being amortized on an accelerated basis. The goodwill impairment charge incurred in 2009 relates to the Community Banking operating segment. This charge primarily resulted from a decline in the fair value of the Community Banking reporting unit, which corresponded to the decline in the Company’s market capitalization and the banking industry in general, and its effect on the implied fair value of the goodwill. The goodwill impairment charge incurred in 2008 related to the Retail Brokerage reporting segment, which resulted from the Company’s evaluation following the departure of certain Umpqua Investments financial advisors. Discussion related to the goodwill impairment charge is provided in Note 7 of the Notes to Consolidated Financial Statements and under the heading Goodwill and Other Intangible Assets below.

We incur significant expenses in connection with the completion and integration of bank acquisitions that are not capitalizable. Classification of expenses as merger-related is done in accordance with the provisions of a Board-approved policy. The following table presents the merger-related expenses by major category for the years ended December 31, 2009 and 2007. The Company incurred no merger-related expenses in 2008. The merger-related expenses incurred in 2009 relate to the FDIC-assisted purchase and assumption of certain assets and liabilities of the Bank of Clark County. The merger-related expenses incurred in 2007 primarily related to the North Bay acquisition. We do not expect to incur any additional merger-related expenses in connection with the Bank of Clark County, North Bay or any other previous merger.

Merger-Related Expense

Years Ended December 31,

(in thousands)

	2009	2007
Professional fees	$143	$982
Compensation and relocation	39	1,077
Communications	61	478
Premises and equipment	2	188
Other	28	593

Total	$273	$3,318

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

In connection with Visa establishing a $3.0 billion litigation escrow account from the proceeds of an initial public offering, the Company reversed the $5.2 million reserve in the first quarter of 2008, reflected as a reduction of other non-interest expense. We were required to recognize an estimate of Visa’s pending litigation settlements in the fourth quarter of 2007 based on our ownership position prior to the initial public offering by Visa. With the escrow litigation account funded for the estimated liability for covered litigation as of the end of the first quarter 2008, we were able to reverse the accrual. In October 2008, Visa announced that it had reached a settlement with Discover Card related to an antitrust lawsuit. Umpqua Bank and other Visa member banks are obligated to fund the settlement and share in losses resulting from this litigation that are not already provided for in the escrow account. Visa notified the Company that it had established an additional reserve related to the settlement with Discover Card that has not already been funded into the escrow account. In connection with this settlement, the Company recorded, in the third quarter of 2008, a liability and corresponding expense of $2.1 million pre-tax, for its proportionate share of that liability. The Company is not a party to the Visa litigation and its liability arises solely from the Bank’s membership interest in Visa. In December 2008, this liability and expense were reversed when Visa deposited additional funds into the escrow account to cover the remaining amount of the settlement.

Umpqua Holdings Corporation

Other non-interest expense increased in 2009 over 2008 primarily as a result of expenses related to problem loans, other real estate owned, and settlement fees related to the retail brokerage subsidiary. Other non-interest expense increased in 2008 over 2007 primarily as a result of expenses related to other real estate owned and deposit administration fees.

INCOME TAXES

Our consolidated effective tax rate as a percentage of pre-tax income for 2009 was 21.0%, compared to 30.2% for 2008 and 33.4% for 2007. The effective tax rates were below the federal statutory rate of 35% and the apportioned state rate of 5% (net of the federal tax benefit) principally because of the non-deductible impairment loss on goodwill (for 2009), non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities, tax credits arising from low income housing investments, Business Energy tax credits and exemptions related to loans and hiring in designated enterprise zones. The income tax benefit from income taxes in 2009 is a result of the operating loss recognized in the period.

Additional information on income taxes is provided in Note 11 of the Notes to Consolidated Financial Statements in Item 8 below.

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

Trading securities consist of securities held in inventory by Umpqua Investments for sale to its clients and securities invested in trust for the benefit of former employees of acquired institutions as required by agreements. Trading securities were $2.3 million at December 31, 2009, as compared to $2.0 million at December 31, 2008. This increase is principally attributable to increases in the fair market value of investments securities invested for the benefit of former employees and contributions made to supplemental retirement plans for the benefit of certain executives, partially offset by a decrease in Umpqua Investments’ inventory of trading securities and a decrease in trading assets invested for the benefit of former employees as a result of scheduled distributions.

Investment securities available for sale increased $556.9 million to $1.8 billion as of December 31, 2009, as compared to December 31, 2008. This increase is principally attributable to purchases of $1.0 billion of investment securities available for sale, $4.2 million of investment securities available for sale assumed from the Bank of Clark County, and an increase in fair value of investments securities available for sale of $23.9 million, offset by the proceeds from the sales and maturities of $464.4 million of investment securities available for sale (of which $8.8 million represents net gains on sale) and amortization of net purchase price premiums of $9.3 million.

Investment securities held to maturity were $6.1 million as of December 31, 2009, as compared to $15.8 million at December 31, 2008. This decrease is principally attributable to paydowns and maturities of investment securities held to maturity of $2.3 million and other-than-temporary impairment (“OTTI”) charges of $8.0 million (of which $5.3 million represents the credit loss component recognized as a charge to earnings and $2.7 million representing the loss related to all other factors recognized in other comprehensive income), partially offset by the accretion of net purchase price discounts of $130,000 and the accretion of the non-credit related losses in other comprehensive income of $300,000.

The following table presents the available for sale and held to maturity investment securities portfolio by major type as of December 31 for each of the last three years:

Summary of Investment Securities

As of December 31,

(in thousands)

	December 31,
	2009	2008	2007
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$11,794	$31,226	$158,432
Obligations of states and political subdivisions	211,825	179,585	169,994
Residential mortgage-backed securities and collateralized mortgage obligations	1,569,849	1,025,295	672,344
Other debt securities	159	634	967
Investments in mutual funds and other equity securities	1,989	1,972	49,019

	$1,795,616	$1,238,712	$1,050,756

HELD TO MATURITY:
Obligations of states and political subdivisions	$3,216	$4,166	$5,403
Residential mortgage-backed securities and collateralized mortgage obligations	2,845	11,496	227
Other investment securities	—	150	375

	$6,061	$15,812	$6,005

The following table presents information regarding the amortized cost, fair value, average yield and maturity structure of the investment portfolio at December 31, 2009.

Investment Securities Composition*

December 31, 2009

(dollars in thousands)

	Amortized Cost	Fair Value	Average Yield
U.S. TREASURY AND AGENCIES
One year or less	$11,017	$11,216	3.04%
One to five years	353	357	2.71%
Five to ten years	218	221	3.68%

	11,588	11,794	3.04%
OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS
One year or less	15,433	15,581	3.90%
One to five years	71,922	74,912	3.71%
Five to ten years	111,117	114,352	4.03%
Over ten years	10,293	10,207	4.22%

	208,765	215,052	3.92%
OTHER DEBT SECURITIES
Over ten years	145	159	32.50%

Serial maturities	1,535,994	1,572,758	6.18%

Other investment securities	1,959	1,989	3.90%

Total securities	$1,758,451	$1,801,752	5.89%

*	Weighted average yields are stated on a federal tax-equivalent basis of 35%. Weighted average yields for available for sale investments have been calculated on an amortized cost basis.

Umpqua Holdings Corporation

The mortgage-related securities in “Serial maturities” in the table above include both pooled mortgage-backed issues and high-quality collaterized mortgage obligation structures, with an average duration of 2.9 years. These mortgage-related securities provide yield spread to U.S. Treasury or agency securities; however, the cash flows arising from them can be volatile due to refinancing of the underlying mortgage loans.

The equity security in “Other investment securities” in the table above at December 31, 2009 principally represents an investment in a Community Reinvestment Act investment fund comprised largely of mortgage-related securities, although funds may also invest in municipal bonds, money market accounts or asset-backed securities.

We review investment securities on an ongoing basis for the presence of other-than-temporary impairment (“OTTI”) or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether we intend to sell a security or if it is likely that we will be required to sell the security before recovery of our amortized cost basis of the investment, which may be maturity, and other factors.

Prior to the second quarter of 2009, the Company would assess an OTTI or permanent impairment based on the nature of the decline and whether the Company has the ability and intent to hold the investments until a market price recovery. If the Company determined a security to be other-than-temporarily or permanently impaired, the full amount of impairment would be recognized through earnings in its entirety. New guidance related to the recognition and presentation of OTTI of debt securities became effective in the second quarter of 2009. Rather than asserting whether a Company has the ability and intent to hold an investment until a market price recovery, a Company must consider whether they intend to sell a security or if it is likely that they would be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity. For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the amount recorded in OCI increases the carrying value of the investment and does not affect earnings. If there is an indication of additional credit losses the security is reevaluated accordingly to the procedures described above.

Prior to the Company’s adoption of the new guidance related to the recognition and presentation of OTTI of debt securities which became effective in the second quarter of 2009, the Company recorded a $2.1 million OTTI charge in the three months ended March 31, 2009. This charge related to three non-agency collateralized mortgage obligations carried as held to maturity for which the default rates and loss severities of the underlying collateral and credit coverage ratios of the security indicated that it was probable that credit losses were expected to occur. In 2008, the Company recorded $4.2 million in OTTI. Charges of $3.8 million related to seven non-agency collateralized mortgage obligations carried as held to maturity for which the default rates and loss severities of the underlying collateral and credit coverage ratios of the security indicated that it was probable that credit losses were expected to occur. These securities were valued by third party pricing services using matrix or model pricing methodologies, and were corroborated by broker indicative bids. The remaining non-agency securities within mortgage-backed securities and collateralized mortgage obligations carried as held to maturity were specifically evaluated for OTTI, and the default rates and loss severities of the underlying collateral indicated that credit losses are not expected to occur. Upon adoption of the new OTTI guidance in the second quarter of 2009, the Company analyzed these securities as well as other securities where OTTI had been previously recognized, and determined that as of the adoption date such losses were credit related. As such, there was no cumulative effect adjustment to the opening balance of retained earnings or a corresponding adjustment to accumulated OCI.

The following table presents the OTTI losses for the years ended December 31, 2009 and 2008. There were no similar charges recorded in 2007.

(in thousands)

	2009		2008
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total other-than-temporary impairment losses	$12,317	$239	$4,041	$139
Portion of other-than-temporary impairment losses recognized in other comprehensive income(1)	1,983	—	—	—

Net impairment losses recognized in earnings(2)	$10,334	$239	$4,041	$139

(1)	Represents other-than-temporary impairment losses related to all other factors.
(2)	Represents other-than-temporary impairment losses related to credit losses.

The OTTI recognized on investment securities held to maturity primarily relates to 29 non-agency collateralized mortgage obligations for all periods presented. Each of these securities holds various levels of credit subordination. The underlying mortgage loans of these securities were originated from 2003 through 2007. At origination, the weighted average loan-to-value of the underlying mortgages was 69%; the underlying borrowers had weighted average FICO scores of 731, and 59% were limited documentation loans. These securities were valued by third-party pricing services using matrix or model pricing methodologies and were corroborated by broker indicative bids. We estimated the cash flows of the underlying collateral for each security considering credit, interest and prepayment risk models that incorporate management’s estimate of projected key assumptions including prepayment rates, collateral default rates and loss severity. Assumptions utilized vary from security to security, and are influenced by factors such as loan interest rates, geographic location, borrower characteristics and vintage, and historical experience. We then used a third party to obtain information about the structure of each security, including subordination and other credit enhancements, in order to determine how the underlying collateral cash flows will be distributed to each security issued in the structure. These cash flows were then discounted at the interest rate used to recognize interest income on each security. We reviewed the actual collateral performance of these securities as of December 31, 2009 and noted no significant further deterioration of the underlying mortgages that would significantly impact the inputs or cash flow projections we utilized since the last date these securities were evaluated for impairment. The following table presents a summary of the significant inputs utilized to measure management’s estimate of the credit loss component on these non-agency collateralized mortgage obligations as of December 31, 2009:

	Range		Weighted Average
	Minimum	Maximum
Constant prepayment rate	4.0%	25.0%	14.8%
Collateral default rate	8.0%	45.0%	16.7%
Loss severity	20.0%	40.0%	31.4%

In the second quarter of 2009 the Company recorded an OTTI charge of $239,000 related to an available for sale collateralized debt obligation that holds trust preferred securities. Management noted certain deferrals and defaults in the pool and believes the impairment represents credit loss in its entirety.

Gross unrealized losses in the available for sale investment portfolio was $3.8 million at December 31, 2009. This consisted primarily of unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations of $3.6 million and unrealized losses on obligations of states and political subdivisions of $204,000. The unrealized losses were primarily caused by interest rate increases subsequent to the purchase of the securities, and not credit quality. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit

Umpqua Holdings Corporation

of the issuers or the underlying collateral. Additional information about the investment securities portfolio is provided in Note 4 of the Notes to Consolidated Financial Statements in Item 8 below.

RESTRICTED EQUITY SECURITIES

Restricted equity securities were $15.2 million at December 31, 2009 and $16.5 million at December 31, 2008. Of the $15.2 million at December 31, 2009, $11.9 million and $2.5 million represent the Bank’s investment in the Federal Home Loan Banks (“FHLB”) of Seattle and San Francisco, respectively. FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par. The remaining restricted equity securities represent investments in Pacific Coast Bankers’ Bancshares stock.

Although as of September 30, 2009, the FHLB of Seattle met all of its regulatory requirements (including the risk-based capital requirement), on November 6, 2009, the Finance Agency reaffirmed the FHLB of Seattle capital classification as undercapitalized. The Finance Agency also indicated that it would not change the capital classification to adequately capitalized until the Finance Agency believes the FHLB of Seattle has demonstrated sustained performance in line with an approved capital restoration plan.

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

Under Federal Housing Finance Agency regulations, a FHLB that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock in excess of what is required for members’ current loans. Moody’s Investors Service (Moody’s) current assessment of the FHLB’s portfolios indicates that the true economic losses embedded in these securities are significantly less than the accounting impairments would suggest and are manageable given the FHLB’s capital levels. According to Moody’s, the large difference between the expected economic losses and the mark-to-market impairment losses for accounting purposes is attributed to market illiquidity, de-leveraging and stress in the credit market in general. The FHLBs have access to the U.S. Government-Sponsored Enterprise Credit Facility, a secured lending facility that serves as a liquidity backstop, substantially reducing the likelihood that the FHLBs would need to sell securities to raise liquidity and, thereby, cause the realization of large economic losses. In addition, the Federal Reserve has begun to purchase direct debt obligations of Freddie Mac, Fannie Mae and the FHLBs. Moody’s has stated that their Aaa senior debt rating and Prime-1 short-term debt rating for the FHLB system are likely to remain unchanged based on expectations that the FHLBs have a very high degree of government support. Moody’s rating of the FHLB of Seattle as Aaa with stable outlook was reaffirmed in May 2009, and Standard and Poors rating of AA+ was reaffirmed in August 2009. Based on the above, the Company has determined there is not an other-than-temporary impairment on the FHLB stock investment as of December 31, 2009.

LOANS AND LEASES

Total loans and leases outstanding at December 31, 2009 were $6.0 billion, a decrease of $132.1 million, or 2.2%, from year-end 2008. This decrease is principally attributable to charge-offs of $200.9 million and transfers to other real estate owned of $50.9 million, offset by net loan originations of $108.7 million during the year.

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

The following table presents the composition of the loan portfolio as of December 31 for each of the last five years. The classification of loan balances presented is reported in accordance with the regulatory reporting requirements.

Loan Portfolio Composition

As of December 31,

(dollars in thousands)

	2009		2008		2007		2006		2005
Type of Loan	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Real estate secured loans:
Construction	$618,476	10.3%	$931,090	15.2%	$1,202,173	19.9%	$1,189,090	22.2%	$638,555	16.3%
Mortgage	726,658	12.1%	661,723	10.8%	582,771	9.6%	523,715	9.8%	427,877	10.9%
Commercial and agricultural	3,482,687	58.1%	3,236,645	52.8%	3,012,743	49.7%	2,649,468	49.4%	2,019,623	51.5%

Total real estate loans	4,827,821	80.5%	4,829,458	78.8%	4,797,687	79.2%	4,362,273	81.4%	3,086,055	78.7%
Commercial and agricultural	1,090,275	18.1%	1,211,167	19.7%	1,169,939	19.3%	924,917	17.2%	753,131	19.3%
Leases	34,528	0.6%	40,155	0.7%	40,207	0.7%	22,870	0.4%	17,385	0.4%
Installment and other	58,044	1.0%	62,044	1.0%	59,091	1.0%	63,262	1.2%	76,128	1.9%
Deferred loan fees, net	(11,401)	-0.2%	(11,450)	-0.2%	(11,289)	-0.2%	(11,460)	-0.2%	(11,068)	-0.3%

Total loans	$5,999,267	100.0%	$6,131,374	100.0%	$6,055,635	100.0%	$5,361,862	100.0%	$3,921,631	100.0%

The following table presents the concentration distribution of our loan portfolio by major type:

Loan Concentrations

As of December 31,

(dollars in thousands)

	2009		2008
	Amount	Percentage	Amount	Percentage
Construction and land development	$618,476	10.3%	$931,090	15.2%
Farmland	110,106	1.9%	93,533	1.5%
Home equity credit lines	267,963	4.5%	266,107	4.4%
Single family first lien mortgage	236,362	3.9%	204,076	3.3%
Single family second lien mortgage	23,609	0.4%	26,946	0.4%
Multifamily	198,724	3.3%	164,594	2.7%
Commercial real estate	3,372,581	56.2%	3,143,112	51.3%

Total real estate secured	4,827,821	80.5%	4,829,458	78.8%
Commercial and industrial	1,016,803	16.9%	1,139,441	18.5%
Agricultural production	73,472	1.2%	71,726	1.2%
Consumer	35,212	0.6%	36,316	0.6%
Leases	34,528	0.6%	40,155	0.7%
Other	22,832	0.4%	25,728	0.4%
Deferred loan fees, net	(11,401)	-0.2%	(11,450)	-0.2%

Total loans	$5,999,267	100.0%	$6,131,374	100.0%

Umpqua Holdings Corporation

Commercial, agricultural and construction loans are the most sensitive to interest rate changes. The following table presents the maturity distribution of our commercial, agricultural and construction loan portfolios and the sensitivity of these loans to changes in interest rates as of December 31, 2009:

Maturities and Sensitivities of Loans to Changes in Interest Rates

(in thousands)

	By Maturity				Loans Over One Year by Rate Sensitivity
	One Year or Less	One Through Five Years	Over Five Years	Total	Fixed Rate	Floating Rate
Commercial and agricultural	$ 615,555	$338,924	$135,796	$1,090,275	$354,196	$120,524
Real estate—construction	460,728	100,561	57,187	618,476	96,986	60,762

	$1,076,283	$439,485	$192,983	$1,708,751	$451,182	$181,286

In order to assist with understanding the concentrations and risks associated with our portfolio, we are providing several additional tables to provide details of the most significant classes of the Company’s loan portfolio. The classification of loan balances are presented in accordance with how management monitors and manages the risks of the loan portfolio, including how the Company applies its allowance for loan and lease losses methodology. This classification of loan balances does not directly correspond to tables presented above, which are reported in accordance with regulatory reporting definitions.

The following table presents a distribution of the term commercial real estate portfolio by type and region as of December 31, 2009 and December 31, 2008. In 2008 we did not utilize a separate Retail commercial real estate collateral coding, and these balances were primarily included in the Commercial building collateral type.

Commercial Real Estate Portfolio by Type and Region

(in thousands)

	December 31, 2009
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total	December 31, 2008
Non-owner occupied
Commercial building	$110,805	$4,367	$37,924	$15,820	$106,502	$101,516	$376,934	$881,094
Medical office	80,514	1,104	15,711	4,210	16,473	13,562	131,574	115,409
Professional office	176,920	8,649	54,413	26,213	106,395	65,559	438,149	430,936
Storage	20,747	352	18,698	—	17,477	39,876	97,150	102,354
Multi-family	60,579	249	10,251	1,428	5,630	20,173	98,310	112,093
Resort	2,064	—	5,081	—	—	—	7,145	7,338
Retail	223,272	3,528	33,101	11,178	165,667	73,723	510,469	—
Residential	32,030	352	13,002	6,056	10,219	18,677	80,336	67,826
Farmland & agricultural	5,976	223	638	—	204	29,000	36,041	40,229
Apartments	61,395	—	9,925	—	11,330	22,601	105,251	74,874
Assisted living	106,607	—	67,486	—	2,933	8,725	185,751	143,824
Hotel & motel	50,782	—	1,023	11,112	18,066	18,653	99,636	102,922
Industrial	29,656	3,584	7,751	—	36,983	23,565	101,539	105,947
RV park	31,158	675	15,490	—	821	5,963	54,107	52,654
Warehouse	11,416	—	237	—	1,198	1,717	14,568	26,345
Other	31,851	1,055	3,668	3,522	3,746	5,599	49,441	62,238

Total non-owner occupied	$1,035,772	$24,138	$294,399	$79,539	$503,644	$448,909	$2,386,401	$2,326,083

Owner occupied
Commercial building	$163,314	$2,639	$31,417	$12,388	$61,729	$108,766	$380,253	$483,244
Medical office	64,699	3,319	17,553	2,218	1,646	25,977	115,412	64,360
Professional office	49,118	2,830	12,479	3,324	21,489	17,174	106,414	104,268
Storage	15,061	149	—	663	148	5,087	21,108	16,962
Multi-family	869	—	60	—	158	—	1,087	2,536
Resort	5,736	—	—	—	3,131	1,067	9,934	7,475
Retail	59,651	2,939	12,402	4,055	31,954	57,872	168,873	—
Residential	6,974	—	2,632	—	1,401	2,814	13,821	11,777
Farmland & agricultural	10,906	—	822	—	—	44,904	56,632	40,437
Apartments	202	—	741	—	51	—	994	823
Assisted living	27,656	—	146	—	6,964	15,619	50,385	49,228
Hotel & motel	12,226	—	192	716	—	24,330	37,464	24,551
Industrial	53,607	1,409	13,958	1,562	9,480	39,030	119,046	103,887
RV park	144	—	2,544	—	161	1,239	4,088	4,171
Warehouse	10,885	—	410	—	1,145	6,921	19,361	11,610
Other	28,417	1,513	—	—	276	1,625	31,831	6,384

Total owner occupied	$509,465	$14,798	$95,356	$24,926	$139,733	$352,425	$1,136,703	$931,713

Total commercial real estate	$1,545,237	$38,936	$389,755	$104,465	$643,377	$801,334	$3,523,104	$3,257,796

Umpqua Holdings Corporation

	December 31, 2008
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total
Total non-owner occupied	$1,000,098	$33,298	$297,387	$58,078	$499,006	$438,216	$2,326,083
Total owner occupied	375,942	13,606	97,514	20,425	127,158	297,068	931,713

Total commercial real estate	$1,376,040	$46,904	$394,901	$78,503	$626,164	$735,284	$3,257,796

The following table presents a distribution of the term commercial real estate portfolio by type and year of origination as of December 31, 2009:

Commercial Real Estate Portfolio by Type and Year of Origination

(in thousands)

	December 31, 2009
	Prior to 2000	2000 - 2004	2005 - 2006	2007 - 2008	2009	Total
Non-owner occupied
Commercial building	$14,211	$90,648	$63,746	$144,016	$64,313	$376,934
Medical office	627	48,475	17,947	47,143	17,382	131,574
Professional office	13,804	168,057	140,227	83,757	32,304	438,149
Storage	1,940	49,505	26,866	18,487	352	97,150
Multi-family	3,709	27,098	19,122	42,829	5,552	98,310
Resort	737	5,715	—	693	—	7,145
Retail	10,439	178,260	158,973	148,617	14,180	510,469
Residential	1,328	10,029	27,581	27,379	14,019	80,336
Farmland & agricultural	856	8,217	12,328	6,899	7,741	36,041
Apartments	838	25,494	23,169	23,176	32,574	105,251
Assisted living	7,356	55,791	92,412	16,164	14,028	185,751
Hotel & motel	12,537	43,180	20,097	22,990	832	99,636
Industrial	3,298	42,813	40,341	14,450	637	101,539
RV park	3,127	17,656	16,553	11,071	5,700	54,107
Warehouse	1,131	8,989	3,828	620	—	14,568
Other	659	10,332	14,962	20,764	2,724	49,441

Total non-owner occupied	$76,597	$790,259	$678,152	$629,055	$212,338	$2,386,401

Owner occupied
Commercial building	$10,711	$82,631	$91,642	$124,725	$70,544	$380,253
Medical office	2,284	22,428	13,099	27,246	50,355	115,412
Professional office	4,184	34,752	28,700	33,004	5,774	106,414
Storage	547	5,312	5,437	9,164	648	21,108
Multi-family	179	908	—	—	—	1,087
Resort	415	6,412	139	—	2,968	9,934
Retail	6,024	39,775	61,738	56,705	4,631	168,873
Residential	128	5,226	4,331	2,336	1,800	13,821
Farmland & agricultural	1,499	10,066	15,010	19,343	10,714	56,632
Apartments	51	—	—	943	—	994
Assisted living	4,975	7,831	21,212	14,200	2,167	50,385
Hotel & motel	3,927	15,956	5,765	1,592	10,224	37,464
Industrial	2,929	46,104	36,049	13,852	20,112	119,046
RV park	877	1,074	—	1,993	144	4,088
Warehouse	114	9,410	2,666	2,409	4,762	19,361
Other	—	1,877	21,260	7,911	783	31,831

Total owner occupied	$38,844	$289,762	$307,048	$315,423	$185,626	$1,136,703

Total commercial real estate	$115,441	$1,080,021	$985,200	$944,478	$397,964	$3,523,104

The following table presents a distribution of the term commercial real estate portfolio by type and year of maturity as of December 31, 2009:

Commercial Real Estate Portfolio by Type and Year of Maturity

(in thousands)

	December 31, 2009
	2010	2011	2012 - 2013	2014 - 2015	2016 - 2020	2021 & Later	Total
Non-owner occupied
Commercial building	$17,630	$19,250	$61,651	$59,837	$202,742	$15,824	$376,934
Medical office	1,280	955	5,181	34,265	79,066	10,827	131,574
Professional office	32,221	7,338	89,564	101,780	194,867	12,379	438,149
Storage	1,317	2,125	14,182	21,593	54,559	3,374	97,150
Multi-family	4,100	2,144	11,275	22,792	53,327	4,672	98,310
Resort	—	—	692	871	1,193	4,389	7,145
Retail	28,368	21,276	65,163	158,049	232,364	5,249	510,469
Residential	23,840	10,661	8,952	10,548	21,662	4,673	80,336
Farmland & agricultural	10,171	349	2,948	4,843	15,159	2,571	36,041
Apartments	6,033	1,683	5,789	15,872	73,174	2,700	105,251
Assisted living	22,847	24,084	20,919	33,489	82,137	2,275	185,751
Hotel & motel	4,830	6,034	18,065	35,732	30,271	4,704	99,636
Industrial	2,780	3,856	16,434	24,948	47,290	6,231	101,539
RV park	1,308	846	6,712	14,685	28,894	1,662	54,107
Warehouse	420	125	6,862	2,795	4,366	—	14,568
Other	16,114	4,463	9,158	6,942	9,098	3,666	49,441

Total non-owner occupied	$173,259	$105,189	$343,547	$549,041	$1,130,169	$85,196	$2,386,401
Owner occupied
Commercial building	$12,932	$4,284	$35,356	$56,324	$224,348	$47,009	$380,253
Medical office	—	78	6,873	10,821	74,471	23,169	115,412
Professional office	2,908	1,000	18,857	24,581	52,664	6,404	106,414
Storage	1,480	149	2,621	1,370	14,794	694	21,108
Multi-family	25	—	638	244	180	—	1,087
Resort	—	—	108	3,955	5,871	—	9,934
Retail	1,545	5,078	19,517	32,809	99,310	10,614	168,873
Residential	2,407	230	2,681	3,169	3,655	1,679	13,821
Farmland & agricultural	1,128	3,677	2,585	11,961	34,678	2,603	56,632
Apartments	—	—	—	51	943	—	994
Assisted living	175	—	4,932	18,576	24,500	2,202	50,385
Hotel & motel	1,744	9	8,657	6,846	11,038	9,170	37,464
Industrial	3,520	3,788	16,441	23,826	52,617	18,854	119,046
RV park	165	—	777	571	2,414	161	4,088
Warehouse	1,149	338	1,618	9,128	7,024	104	19,361
Other	1,768	715	169	762	3,238	25,179	31,831

Total owner occupied	$30,946	$19,346	$121,830	$204,994	$611,745	$147,842	$1,136,703

Total commercial real estate	$204,205	$124,535	$465,377	$754,035	$1,741,914	$233,038	$3,523,104

Umpqua Holdings Corporation

The following table presents a distribution of the commercial real estate construction portfolio by type and region as of December 31, 2009 and December 31, 2008. In 2008, we did not utilize a separate Retail commercial real estate collateral coding, and these balances were largely included in the Commercial building collateral type.

Commercial Real Estate Construction Portfolio by Type and Region

(in thousands)

	December 31, 2009
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total	December 31, 2008
Non-owner occupied
Commercial building	$19,726	$—	$3,023	$9,434	$31,565	$2,250	$65,998	$118,127
Medical office	15,429	—	264	—	—	400	16,093	12,426
Professional office	16,472	—	—	—	15,180	3,500	35,152	39,121
Storage	6,100	—	—	—	1,711	3,094	10,905	16,237
Multi-family	1,339	—	—	—	6,184	—	7,523	5,798
Retail	15,801	—	—	—	6,456	1,212	23,469	—
Residential	29,314	1,778	5,128	4,630	39,188	11,167	91,205	91,703
Apartments	13,621	—	—	—	—	—	13,621	12,453
Assisted living	16,196	—	—	—	209	—	16,405	27,631
Hotel & motel	—	—	—	—	—	4,070	4,070	84
Industrial	—	—	—	—	1,515	18	1,533	7,936
Other	249	—	—	—	—	3,000	3,249	32,401

Total non-owner occupied	$134,247	$1,778	$8,415	$14,064	$102,008	$28,711	$289,223	$363,917
Owner occupied
Commercial building	$14,342	$—	$171	$—	$10,421	$10,498	$35,432	$55,102
Medical office	14,472	—	403	—	3,511	463	18,849	48,616
Professional office	—	—	—	—	—	—	—	4,432
Storage	995	—	—	—	—	—	995	995
Multi-family	—	—	—	—	—	—	—	—
Retail	—	—	—	—	—	4,041	4,041	—
Residential	4,981	—	—	—	3,675	619	9,275	10,638
Apartments	860	—	—	—	—	—	860	—
Assisted living	7,472	—	—	—	—	—	7,472	6,344
Hotel & motel	—	—	—	—	—	—	—	—
Industrial	415	—	118	—	—	—	533	3,371
Other	—	—	—	—	—	—	—	—

Total owner occupied	$43,537	$—	$692	$—	$17,607	$15,621	$77,457	$129,498

Total commercial construction	$177,784	$1,778	$9,107	$14,064	$119,615	$44,332	$366,680	$493,415

	December 31, 2008
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total
Total non-owner occupied	$170,477	$7,814	$10,260	$11,922	$130,156	$33,288	$363,917
Total owner occupied	68,688	—	2,350	—	34,849	23,611	129,498

Total commercial real estate	$239,165	$7,814	$12,610	$11,922	$165,005	$56,899	$493,415

The following table presents a distribution of the commercial loan portfolio by type and region as of December 31, 2009 and December 31, 2008.

Commercial Loan Portfolio by Type and Region

(in thousands)

	December 31, 2009
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total	December 31, 2008
Commercial line of credit	$171,342	$3,050	$30,394	$28,005	$151,609	$80,017	$464,417	$589,902
Asset-based line of credit	82,518	160	580	6,501	3,918	53,697	147,374	118,112
Term loans	168,579	4,138	28,647	8,970	42,804	126,295	379,433	407,974
Agricultural	29,696	—	786	—	287	53,461	84,230	80,910
Municipal	15,680	—	20,778	—	73,640	9,798	119,896	113,956
SBA	—	—	—	—	—	60,936	60,936	58,461
Small business lending	45,560	—	—	4,097	48,526	—	98,183	91,594

Total commercial	$513,375	$7,348	$81,185	$47,573	$320,784	$384,204	$1,354,469	$1,460,909

	December 31, 2008
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total
Total commercial	$603,820	$27,484	$104,113	$84,315	$256,400	$384,777	$1,460,909

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

Non-performing loans, which include non-accrual loans and accruing loans past due over 90 days, totaled $199.0 million or 3.32% of total loans as of December 31, 2009, as compared to $133.4 million, or 2.18% of total loans, at December 31, 2008. Non-performing assets, which include non-performing loans and foreclosed real estate (“other real estate owned”), totaled $223.6 million, or 2.38% of total assets as of December 31, 2009, compared with $161.3 million, or 1.88% of total assets as of December 31, 2008. The increase in non-performing assets in 2009 attributable to the effects of the U.S. recession, the housing market downturn and declining real estate values on our loan portfolio.

A loan is considered impaired when based on current information and events, we determine it is probable that we will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. Generally, when loans

Umpqua Holdings Corporation

are identified as impaired they are moved to our Special Assets Division. When we identify a loan as impaired, we measure the loan for potential impairment using discount cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of collateral, less selling costs. The starting point for determining the fair value of collateral is through obtaining external appraisals. Generally, external appraisals are updated every six to nine months. We obtain appraisals from a pre-approved list of independent, third party, local appraisal firms. Approval and addition to the list is based on experience, reputation, character, consistency and knowledge of the respective real estate market. At a minimum, it is ascertained that the appraiser is: (a) currently licensed in the state in which the property is located, (b) is experienced in the appraisal of properties similar to the property being appraised, (c) is actively engaged in the appraisal work, (d) has knowledge of current real estate market conditions and financing trends, (e) is reputable, and (f) is not on Freddie Mac’s nor the Bank’s Exclusionary List of appraisers and brokers. In certain cases appraisals will be reviewed by our Real Estate Valuation Services group to ensure the quality of the appraisal and the expertise and independence of the appraiser. Upon receipt and review, an external appraisal is utilized to measure a loan for potential impairment. Our impairment analysis documents the date of the appraisal used in the analysis, whether the officer preparing the report deems it current, and, if not, allows for internal valuation adjustments with justification. Typical justified adjustments might include discounts for continued market deterioration subsequent to appraisal date, adjustments for the release of collateral contemplated in the appraisal, or the value of other collateral or consideration not contemplated in the appraisal. An appraisal over one year old in most cases will be considered stale dated and an updated or new appraisal will be required. Any adjustments from appraised value to net realizable value are detailed and justified in the impairment analysis, which is reviewed and approved by senior credit quality officers and the Company’s Allowance for Loan and Lease Losses (“ALLL”) Committee. Although an external appraisal is the primary source to value collateral dependent loans, we may also utilize values obtained through purchase and sale agreements, negotiated short sales, broker price opinions, or the sales price of the note. These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. Impairment analyses are updated, reviewed and approved on a quarterly basis at or near the end of each reporting period. Based on these processes, we do not believe there are significant time lapses for the recognition of additional loan loss provisions or charge-offs from the date they become known.

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

Upon acquisition of real estate collateral, typically through the foreclosure process, we promptly begin to market the property for sale. If we do not begin to receive offers or indications of interest we will analyze the price and review market conditions to assess whether a lower price reflects the market value of the property and would enable us to sell the property. In addition, we update appraisals on other real estate owned property six to nine months after the most recent appraisal. Increases in valuation adjustments recorded in a period are primarily based on a) updated appraisals received during the period, or b) management’s authorization to reduce the selling price of the property during the period. Unless a current appraisal is available, an appraisal will be ordered prior to a loan moving to other real estate owned. Foreclosed properties held as other real estate owned are recorded at the lower of the recorded investment in the loan or market value of the property less expected selling costs. Other real estate owned at December 31, 2009 totaled $24.6 million and consisted of 47 properties. At December 31, 2009, one property with a carrying value of $1.3 million is subject to a sales contract, but is accounted for under the deposit method and continues to be reported as other real estate owned.

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

The Company has written down impaired, non-accrual loans as of December 31, 2009 to their estimated net realizable value, based on disposition value, and expects resolution with no additional material loss, absent further decline in market prices. The following table summarizes our non-performing assets as of December 31 for each of the last five years.

Non-Performing Assets

As of December 31,

(dollars in thousands)

	2009	2008	2007	2006	2005
Loans on non-accrual status	$193,118	$127,914	$81,317	$8,629	$5,953
Loans past due 90 days or more and accruing	5,909	5,452	9,782	429	487

Total non-performing loans	199,027	133,366	91,099	9,058	6,440
Other real estate owned	24,566	27,898	6,943	—	1,123

Total non-performing assets	$223,593	$161,264	$98,042	$9,058	$7,563

Restructured loans(1)	$134,439	$23,540	$—	$7,986	$8,077

Allowance for loan and lease losses	$107,657	$95,865	$84,904	$60,090	$43,885
Reserve for unfunded commitments	731	983	1,182	1,313	1,601

Allowance for credit losses	$108,388	$96,848	$86,086	$61,403	$45,486

Asset quality ratios:
Non-performing assets to total assets	2.38%	1.88%	1.18%	0.12%	0.14%
Non-performing loans to total loans	3.32%	2.18%	1.50%	0.17%	0.16%
Allowance for loan and lease losses to total loans	1.79%	1.56%	1.40%	1.12%	1.12%
Allowance for credit losses to total loans	1.81%	1.58%	1.42%	1.15%	1.16%
Allowance for credit losses to total non-performing loans	54%	73%	94%	678%	706%

(1)	Represents accruing restructured loans performing according to their restructured terms.

Umpqua Holdings Corporation

The following tables summarize our non-performing assets by loan type and region as of December 31, 2009 and December 31, 2008:

Non-Performing Assets by Type and Region

(in thousands)

	December 31, 2009
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total
Loans on non-accrual status
Residential development	$4,090	$2,729	$4,950	$—	$23,391	$10,324	$45,484
Commercial construction	10,061	987	—	2,700	18,602	4,308	36,658
Commercial real estate	16,101	4,043	5,029	1,566	20,821	14,819	62,379
Commercial	31,329	3,591	481	9,963	328	2,905	48,597
Other	—	—	—	—	—	—	—

Total loans on non-accrual status	61,581	11,350	10,460	14,229	63,142	32,356	193,118

Loans past due 90 days or more and accruing
Residential development	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—
Commercial real estate	—	—	—	247	—	—	247
Commercial	—	—	—	1,000	266	—	1,266
Other	4,222	—	—	—	174	—	4,396

Total loans past due 90 days or more and accruing	4,222	—	—	1,247	440	—	5,909

Total non-performing loans	65,803	11,350	10,460	15,476	63,582	32,356	199,027

Other real estate owned
Residential development	2,772	4,643	1,064	4,885	1,987	144	15,495
Commercial construction	359	392	—	426	3,595	—	4,772
Commercial real estate	430	—	514	—	—	—	944
Commercial	303	982	—	—	—	151	1,436
Other	1,919	—	—	—	—	—	1,919

Total other real estate owned	5,783	6,017	1,578	5,311	5,582	295	24,566

Total non-performing assets	$71,586	$17,367	$12,038	$20,787	$69,164	$32,651	$223,593

	December 31, 2008
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total
Loans on non-accrual status
Residential development	$18,720	$15,846	$4,583	$648	$33,374	$14,041	$87,212
Commercial construction	—	—	—	—	16,889	367	17,256
Commercial real estate	3,743	543	1,525	307	3,709	4,687	14,514
Commercial	2,287	5,402	77	—	—	1,166	8,932
Other	—	—	—	—	—	—	—

Total loans on non-accrual status	24,750	21,791	6,185	955	53,972	20,261	127,914

Loans past due 90 days or more and accruing
Residential development	—	—	1,894	—	—	—	1,894
Commercial construction	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—
Commercial	195	—	—	—	—	114	309
Other	2,308	—	—	2	939	—	3,249

Total loans past due 90 days or more and accruing	2,503	—	1,894	2	939	114	5,452

Total non-performing loans	27,253	21,791	8,079	957	54,911	20,375	133,366

Other real estate owned
Residential development	1,418	13,076	1,352	1,525	6,284	254	23,909
Commercial construction	520	—	—	—	—	—	520
Commercial real estate	—	—	—	381	1,700	—	2,081
Commercial	—	—	—	—	—	293	293
Other	585	—	—	—	510	—	1,095

Total other real estate owned	2,523	13,076	1,352	1,906	8,494	547	27,898

Total non-performing assets	$29,776	$34,867	$9,431	$2,863	$63,405	$20,922	$161,264

As of December 31, 2009, non-performing assets of $223.6 million have been written down by 41%, or $154.9 million, from their original balance of $378.5 million.

Umpqua Holdings Corporation

The following table summarizes our loans past due 30-89 days by loan type and by region as of December 31, 2009 and December 31, 2008. Loans past due 30-89 days have decreased 30% between the two periods.

Loans Past Due 30-89 Days by Type and Region

(in thousands)

	December 31, 2009
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total
Residential development	$7,500	$1,041	$—	$—	$283	$126	$8,950
Commercial construction	442	—	—	683	—	110	1,235
Commercial real estate	4,160	695	287	3,819	2,629	7,055	18,645
Commercial	1,553	529	—	—	772	5,531	8,385
Other	3,171	—	—	—	1,072	—	4,243

Total	$16,826	$2,265	$287	$4,502	$4,756	$12,822	$41,458

	December 31, 2008
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total
Residential development	$1,486	$3,374	$5,860	$—	$15,324	$3,428	$29,472
Commercial construction	—	—	—	629	—	—	629
Commercial real estate	3,987	1,750	312	384	1,240	9,209	16,882
Commercial	401	2,992	—	206	402	4,295	8,296
Other	3,386	—	—	—	473	—	3,859

Total	$9,260	$8,116	$6,172	$1,219	$17,439	$16,932	$59,138

Our residential development loan portfolio, a subset of the construction and development category, has been adversely impacted by the housing market downturn. As a result, the Company has focused its efforts to reduce our exposure to this segment. The following table presents a geographic distribution of the residential development portfolio during 2009 by quarter:

Residential Development Loans

(dollars in thousands)

	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	Change Since December 31, 2008
Northwest Oregon	$134,506	$120,460	$120,076	$93,745	$88,762	-34%
Central Oregon	31,186	20,951	15,493	13,753	9,059	-71%
Southern Oregon	33,850	29,738	26,561	21,852	19,006	-44%
Washington	27,531	26,514	24,744	17,690	8,616	-69%
Greater Sacramento	109,181	92,744	84,522	80,107	74,993	-31%
Northern California	47,905	38,266	29,894	31,336	25,373	-47%

Total	$384,159	$328,673	$301,290	$258,483	$225,809	-41%

Percentage of total loan portfolio	6%	5%	5%	4%	4%
Quarterly change amount		$(55,486)	$(27,383)	$(42,807)	$(32,674)
Quarterly change percentage		-14%	-8%	-14%	-13%
Year-to-date change amount		$(55,486)	$(82,869)	$(125,676)	$(158,350)
Year-to-date change percentage		-14%	-22%	-33%	-41%

The largest single loan type of non-performing assets throughout the year was residential development loans. At December 31, 2008, $87.2 million, or 68%, of the total $127.9 million of non-accrual loans were residential development loans. By the end of 2009, we reduced our balance of non-accrual residential development loans to $45.5 million, or 23% of total non-accrual loans, representing a 48% decrease. During the same period, we reduced our balance of residential development related OREO properties by 35%. The following table presents a geographic distribution of the non-performing residential development loans during 2009 by quarter:

Residential Development Non-Performing Loans

(dollars in thousands)

	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	Change Since December 31, 2008
Northwest Oregon	$18,720	$8,689	$6,985	$6,815	$4,090	-78%
Central Oregon	15,846	12,415	6,118	4,860	2,729	-83%
Southern Oregon	6,477	8,246	7,254	3,951	4,950	-24%
Washington	648	216	4,720	4,720	—	-100%
Greater Sacramento	33,374	37,264	25,673	21,821	23,391	-30%
Northern California	14,041	13,271	10,601	8,648	10,324	-26%

Total	$89,106	$80,101	$61,351	$50,815	$45,484	-49%

Percentage of non-performing loans	67%	63%	54%	39%	23%
Quarterly change amount		$(9,005)	$(18,750)	$(10,536)	$(5,331)
Quarterly change percentage		-10%	-23%	-17%	-10%
Year-to-date change amount		$(9,005)	$(27,755)	$(38,291)	$(43,622)
Year-to-date change percentage		-10%	-31%	-43%	-49%

The following table presents the remaining performing residential development loans by size and geographic distribution as of December 31, 2009:

Residential Development Performing Loans

(dollars in thousands)

	$250k and less	$250k to $1 million	$1 million to $3 million	$3 million to $5 million	$5 million to $10 million	$10 million and greater	Total
Northwest Oregon	$4,674	$8,770	$22,307	$17,480	$16,635	$14,806	$84,672
Central Oregon	514	2,115	3,701	—	—	—	6,330
Southern Oregon	1,209	7,330	5,517	—	—	—	14,056
Washington	—	632	4,792	3,192	—	—	8,616
Greater Sacramento	3,605	6,487	4,628	4,867	11,455	20,560	51,602
Northern California	1,640	3,792	9,617	—	—	—	15,049

Total	$11,642	$29,126	$50,562	$25,539	$28,090	$35,366	$180,325

Commercial real estate, commercial and commercial construction represents 31%, 25% and 18%, respectively, of the remaining non-performing loans as of December 31, 2009, compared to 11%, 7% and 13%, respectively, as of December 31, 2008. Commercial real estate non-performing loans were $62.6 million at December 31, 2009, compared to $14.5 million at December 31, 2008. Commercial non-performing loans were $49.9 million at December 31, 2009, compared to $9.2 million at December 31, 2008. Commercial construction non-performing loans were $36.7 million at December 31, 2009, compared to $17.3 million at December 31, 2008. Of these non-performing loan balances as of December 31, 2009, 61% are directly

Umpqua Holdings Corporation

affected by the housing market downturn or the real estate bubble, or indirectly impacted from the contraction of real estate dependent businesses. The remaining non-performing loans in these segments primarily reflect the impact of the U.S. recession on certain businesses.

The Company is continually performing extensive reviews of our permanent commercial real estate portfolio, including stress testing. These reviews are being performed on both our non-owner and owner occupied credits. These reviews are being completed to verify leasing status, to ensure the accuracy of risk ratings, and to develop proactive action plans with borrowers on projects. The stress testing has been performed to determine the effect of rising cap rates, interest rates and vacancy rates, on this portfolio. Based on our analysis, the Company believes our lending teams are effectively managing the risks in this portfolio. There can be no assurance that any further declines in economic conditions, such as potential increases in retail or office vacancy rates, will exceed the projected assumptions utilized in the stress testing and may result in additional non-performing loans in the future.

At December 31, 2009 and December 31, 2008, impaired loans of $134.4 million and $23.5 million were classified as performing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The performing restructured loans on accrual status represent the only impaired loans accruing interest at each respective date. In order for a restructured loan to be considered performing and on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Company has obligations to lend $455,000 of additional funds on the restructured loans as of December 31, 2009, which primarily relates to one residential development related credit.

The following tables summarize our performing restructured loans by loan type and region as of December 31, 2009 and December 31, 2008:

Restructured Loans by Type and Region

(in thousands)

	December 31, 2009
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total
Residential development	$26,994	$—	$306	$7,985	$33,103	$—	$68,388
Commercial construction	—	—	—	—	—	—	—
Commercial real estate	18,349	—	5,790	—	9,742	7,866	41,747
Commercial	715	—	—	—	279	18,628	19,622
Other	4,634	—	—	—	48	—	4,682

Total	$50,692	$—	$6,096	$7,985	$43,172	$26,494	$134,439

	December 31, 2008
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total
Residential development	$—	$—	$—	$—	$20,135	$1,417	$21,552
Commercial construction	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	1,046	1,046
Commercial	422	—	—	—	360	160	942
Other	—	—	—	—	—	—	—

Total	$422	$—	$—	$—	$20,495	$2,623	$23,540

The following table presents a distribution of our performing restructured loans by year of maturity, according to the restructured terms, as of December 31, 2009:

(in thousands)

Year	Amount
2010	$96,717
2011	12,621
2012	2,359
2013	5,129
2014	1,676
Thereafter	15,937

Total	$134,439

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

ALLOWANCE FOR LOAN AND LEASE LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS

The allowance for loan and lease losses (“ALLL”) totaled $107.7 million and $95.9 million at December 31, 2009 and 2008, respectively. The increase in the allowance for loan and lease losses as of December 31, 2009 as compared to prior year is principally attributable to an increase in provision for loan and lease losses in excess of charge-offs.

The following table sets forth the allocation of the allowance for loan and lease losses:

Allowance for loan and lease losses Composition

As of December 31,

(in thousands)

	2009	2008	2007	2006	2005
Real estate	$72,941	$63,685	$60,840	$44,179	$30,137
Commercial	24,583	23,104	19,513	14,161	11,230
Loans to individuals and overdrafts	606	484	504	603	669
Unallocated	9,527	8,592	4,047	1,147	1,849

Allowance for loan and lease losses	$107,657	$95,865	$84,904	$60,090	$43,885

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the allowance for loan and lease losses, and acknowledges the inherent imprecision of all loss prediction models. As of December 31, 2009, the unallocated allowance amount represented 9% of the allowance for loan and lease losses, consistent with the level at December 31, 2008. The level in unallocated ALLL in the current year reflects management’s evaluation of the existing general business and economic conditions, and declining credit quality and collateral values of real estate in our markets. The ALLL composition should not be interpreted as an indication of specific amounts or loan categories in which future charge-offs may occur.

Umpqua Holdings Corporation

The following table provides a summary of activity in the ALLL by major loan type for each of the five years ended December 31:

Activity in the Allowance for loan and lease losses

Years Ended December 31,

(dollars in thousands)

	2009	2008	2007	2006	2005
Balance at beginning of year	$ 95,865	$84,904	$60,090	$43,885	$44,229
Loans charged off:
Real estate	(142,322)	(89,218)	(21,340)	(734)	(132)
Commercial	(56,136)	(9,958)	(2,030)	(2,135)	(6,538)
Consumer and other	(2,409)	(1,876)	(1,360)	(1,336)	(1,082)

Total loans charged off	(200,867)	(101,052)	(24,730)	(4,205)	(7,752)
Recoveries:
Real Estate	1,559	2,676	1,250	897	32
Commercial	1,450	1,018	785	1,916	4,344
Consumer and other	526	641	701	818	564

Total recoveries	3,535	4,335	2,736	3,631	4,940

Net charge-offs	(197,332)	(96,717)	(21,994)	(574)	(2,812)
Addition incident to mergers	—	—	5,078	14,227	—
Provision charged to operations	209,124	107,678	41,730	2,552	2,468

Balance at end of year	$ 107,657	$95,865	$84,904	$60,090	$43,885

Ratio of net charge-offs to average loans	3.23%	1.58%	0.38%	0.01%	0.08%
Ratio of provision to average loans	3.43%	1.76%	0.72%	0.05%	0.07%
Recoveries as a percentage of charge-offs	1.76%	4.29%	11.06%	86.35%	63.73%

The increase in the ALLL as of December 31, 2009 is primarily a result of the increase in the provision for loan and lease losses in 2009. The increase in the provision for loan and lease losses is a result of several factors. The U.S. recession, the housing market downturn, and declining real estate values in our markets have negatively impacted aspects of our residential development, commercial real estate, commercial construction and commercial loan portfolios, resulting in downgrades within the portfolio, an increase in non-performing loans, and an increase in loans charged-off during the year. Downgrades within the portfolio have increased our classified credit balances resulting in a higher risk rating-based component of the allowance for loan and lease losses.

All impaired loans are individually evaluated for impairment. If the measurement of each impaired loans’ value is less than the recorded investment in the loan, we recognize this impairment and adjust the carrying value of the loan to fair value through the allowance for loan and lease losses. This can be accomplished by charging-off the impaired portion of the loan or establishing a specific component within the allowance for loan and lease losses. If in management’s assessment the sources of repayment will not result in a reasonable probability that the carrying value of a loan can be recovered, the amount of a loan’s specific impairment is charged-off against the allowance for loan and lease losses. Prior to the second quarter of 2008, the Company established specific reserves within the allowance for loan and leases losses for loan impairments and recognized the charge-off of the impairment reserve when the loan was resolved, sold, or foreclosed and transferred to other real estate owned. Due to declining real estate values in our markets and the deterioration of the U.S. economy in general, it is increasingly likely that impairment reserves on collateral dependent loans, particularly those relating to real estate, will not be recoverable and represent a confirmed loss. As a result, beginning in the second quarter of 2008, the Company began recognizing the charge-off of impairment reserves on impaired loans in the period they arise for collateral dependent loans. This process has effectively accelerated the recognition of charge-offs recognized since the second quarter of 2008. The change in our assessment of the possible recoverability of our collateral dependent impaired loans’ carrying values has ultimately had no impact on our impairment valuation procedures or the amount of provision for loan and leases losses included within the Consolidated Statements of Operations. Impairment reserves on non-collateral dependent restructured loans are measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value. These impairment reserves are recognized as a specific component to be provided for in the allowance for loan and lease losses.

At December 31, 2009, the recorded investment in loans classified as impaired totaled $328.0 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $2.7 million. The valuation allowance on impaired loans represents the impairment reserves on performing restructured loans. At December 31, 2008, the total recorded investment in impaired loans was $151.5 million, with no corresponding valuation allowance.

The majority of loan charge-offs in the current year relate to real estate related credits. In the current year we experienced increased charge-offs related to our residential development, commercial real estate, commercial construction and commercial portfolios. These charge-offs were largely driven by the deteriorating economic conditions coupled with falling real estate values in our markets. The majority of all charge-offs taken in the current year relate to borrowers that were directly affected by the housing market downturn or indirectly impacted from the contraction of real estate dependent businesses

The following table presents a summary of activity in the reserve for unfunded commitments (“RUC”):

Summary of Reserve for Unfunded Commitments Activity

Years Ended December 31,

(in thousands)

	2009	2008	2007
Balance, beginning of year	$983	$1,182	$1,313
Acquisition	—	—	134
Net decrease credited to other expenses	(252)	(199)	(265)

Balance, end of year	$731	$983	$1,182

We believe that the ALLL and RUC at December 31, 2009 are sufficient to absorb losses inherent in the loan portfolio and credit commitments outstanding as of that date, respectively, based on the best information available. This assessment, based in part on historical levels of net charge-offs, loan growth, and a detailed review of the quality of the loan portfolio, involves uncertainty and judgment. Therefore, the adequacy of the ALLL and RUC cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

Umpqua Holdings Corporation

MORTGAGE SERVICING RIGHTS

The following table presents the key elements of our mortgage servicing rights asset as of December 31, 2009, 2008 and 2007:

Summary of Mortgage Servicing Rights

Years Ended December 31,

(dollars in thousands)

	2009	2008	2007
Balance, beginning of year	$ 8,205	$10,088	$9,952
Additions for new mortgage servicing rights capitalized	7,570	2,694	892
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(3,469)	(1,270)	595
Other(2)	319	(3,307)	(1,351)

Balance, end of year	$12,625	$8,205	$10,088

Balance of loans serviced for others	$ 1,277,832	$955,494	$870,680
MSR as a percentage of serviced loans	0.99%	0.86%	1.16%

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2)	Represents changes due to collection/realization of expected cash flows over time.

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

In the fourth quarter of 2007, the Company began using derivative instruments to hedge the risk of changes in the fair value of MSR due to changes in interest rates. Starting in late February 2008 and continuing into March 2008, the bond markets experienced extraordinary volatility. This volatility resulted in widening spreads and price declines on the derivative instruments that were not offset by corresponding gains in the MSR asset. As a result, a $2.4 million charge was recognized within mortgage banking revenue in the first quarter of 2008. In March, the Company suspended the MSR hedge, given the continued volatility. Additional information about the Company’s mortgage servicing rights is provided in Note 8 of the Notes to Consolidated Financial Statements in Item 8 below.

GOODWILL AND OTHER INTANGIBLE ASSETS

At December 31, 2009, we had recognized goodwill of $610.0 million, as compared to $722.0 million at December 31, 2008. The goodwill recorded in connection with acquisitions represents the excess of the purchase price over the estimated fair value of the net assets acquired. Goodwill and other intangible assets with indefinite lives are not amortized but instead are periodically tested for impairment. Management evaluates intangible assets with indefinite lives on an annual basis as of December 31. Additionally, we perform impairment evaluations on an interim basis when events or circumstances indicate impairment potentially exists. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others, a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; adverse action or assessment by a regulator; and unanticipated competition.

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

Umpqua Holdings Corporation

The additional discount is primarily attributed to the additional liquidity premium required as of the measurement date associated with the Company’s concentration of commercial real estate loans.

Other significant fair value adjustments utilized in this goodwill impairment analysis included the value of the core deposit intangible asset which was calculated as 0.53% of core deposits, and includes all deposits except certificates of deposit. The carrying value of other real estate owned was discounted by 25%, representing a liquidity adjustment given the current market conditions. The fair value of our trade name, which represents the competitive advantage associated with our brand recognition and ability to attract and retain relationships, was estimated to be $19.3 million. The fair value of our junior subordinated debentures carried at amortized cost was determined in a manner and utilized inputs, primarily the credit risk adjusted spread, consistent with our methodology for determining the fair value of junior subordinated debentures recorded at fair value. Information relating to our methodologies for estimating the fair value of financial instruments that were adjusted to fair value as part of this analysis, including the Visa Class B common stock, deposits, term debt, and junior subordinated debentures, is included in Note 22 of the Notes to Consolidated Financial Statements.

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

The Company also conducted its annual evaluation of goodwill for impairment as of December 31, 2009. In the first step of the goodwill impairment test the Company determined that the fair value of the Community Banking reporting unit exceeded its carrying amount. This determination is consistent with the events occurring after the Company recognized the $112.0 million impairment of goodwill second quarter of 2009. First, the market capitalization and estimated fair value of the Company increased significantly subsequent to the recognition of the impairment charge as the fair value of the Company’s stock increased 73% from June 30, 2009 to December 31, 2009. Secondly, the Company’s successful public common stock offering in the third quarter of 2009 diluted the carrying value of the reporting book equity on a per share basis, against which the fair value of the reporting unit is measured. The significant assumptions and methodology utilized to test for goodwill impairment as of December 31, 2009 were consistent with the impairment evaluations performed throughout the year.

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

The inputs management utilizes to estimate the fair value of a reporting unit in step one of the goodwill impairment test, and estimating the fair values of the underlying assets and liabilities of a reporting unit in the second step of the goodwill impairment test, require management to make significant judgments, assumptions and estimates where observable market may not readily exist. Such inputs include, but are not limited to, trading multiples from comparable transactions, control premiums, the value that may arise from synergies and other benefits that would accrue from control over an entity, and the appropriate rates to discount projected cash flows. Additionally, there may be limited current market inputs to value certain assets or liabilities, particularly loans and junior subordinated debentures. These valuation inputs are considered to be Level 3 inputs.

Management will continue to monitor the relationship of the Company’s market capitalization to both its book value and tangible book value, which management attributes to both financial services industry-wide and Company specific factors, and to evaluate the carrying value of goodwill and other intangible assets.

As a result of the December 31, 2008 goodwill impairment evaluation related to the Retail Brokerage reporting segment, management determined that there was a $1.0 million impairment following the departure of certain Umpqua Investments financial advisors. The valuation of the impairment at the Retail Brokerage operating segment was determined using an income approach by discounting cash flows of forecasted earnings. The key assumptions used to estimate the fair value of each reporting unit include earnings forecasts for five years, a terminal value based on expected future growth rates, and a discount rate reflective of current market conditions. The Company evaluated the Retail Brokerage reporting segment’s goodwill for impairment as of December 31, 2009. The first step of the goodwill impairment test indicated that the reporting unit’s fair value exceeded its carrying value. As of December 31, 2009, the ending carrying value of the Retail Brokerage segment’s goodwill was $2.7 million.

At December 31, 2009, we had other intangible assets of $29.6 million, as compared to $35.8 million at December 31, 2008. As part of a business acquisition, a portion of the purchase price is allocated to the other value of intangible assets such as the merchant servicing portfolio or core deposits, which includes all deposits except certificates of deposit. The value of these other intangible assets were determined by a third party based on the net present value of future cash flows for the merchant servicing portfolio and an analysis of the cost differential between the core deposits and alternative funding sources for the core deposit intangible. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and are also reviewed for impairment. We amortize other intangible assets on an accelerated or straight-line basis over an estimated ten to fifteen year life. In the fourth quarter of 2009, the Company recognized an $804,000 impairment related to the merchant servicing portfolio obtained through the North Bay acquisition. The remaining decrease in other intangible assets resulted from scheduled amortization. No other impairment losses were recognized in connection with other intangible assets since their initial recognition.

Additional information regarding our accounting for goodwill and other intangible assets is included in Notes 1, 2 and 7 of the Notes to Consolidated Financial Statements in Item 8 below.

DEPOSITS

Total deposits were $7.4 billion at December 31, 2009, an increase of $851.5 million, or 12.9%, as compared to year-end 2008. Excluding the deposits acquired through the FDIC-assisted purchase and assumption of the Bank of Clark County, the organic deposit growth rate was 10.4%. Of the total change in deposit balances during the current year, deposits from consumers and businesses increased $909.7 million, partially offset by a decline in deposits from public entities of $58.2 million. Despite the increased competitive pressures to build deposits in light of the current recessionary economic climate, management attributes the ability to maintain our overall deposit base and grow certain lines of business to ongoing business development and marketing efforts in our service markets. Information on average deposit balances and average rates paid is included under the Net Interest Income section of this report. Additional information regarding interest bearing deposits is included in Note 12 of the Notes to Consolidated Financial Statements in Item 8 below.

The following table presents the deposit balances by major category as of December 31:

Deposits

As of December 31,

(dollars in thousands)

	2009		2008
	Amount	Percentage	Amount	Percentage
Noninterest bearing	$1,398,332	19%	$1,254,079	19%
Interest bearing demand	872,184	12%	752,931	11%
Savings and money market	2,813,805	37%	2,335,158	36%
Time, $100,000 or greater	1,603,410	22%	1,311,207	20%
Time, less than $100,000	752,703	10%	935,560	14%

Total	$7,440,434	100%	$6,588,935	100%

Umpqua Holdings Corporation

The following table presents the scheduled maturities of time deposits of $100,000 and greater as of December 31, 2009:

Maturities of Time Deposits of $100,000 and Greater

(in thousands)
Three months or less	$560,056
Over three months through six months	374,227
Over six months through twelve months	535,794
Over twelve months	133,333

Time, $100,000 and over	$1,603,410

On January 16, 2009, the Washington Department of Financial Institutions closed the Bank of Clark County, Vancouver, Washington, and appointed the Federal Deposit Insurance Corporation (“FDIC”) as its receiver. The FDIC entered into a purchase and assumption agreement with Umpqua Bank to assume certain assets and the insured non-brokered deposit balances, which totaled $183.9 million, at no premium. Additional information regarding this transaction is included in Note 2 of the Notes to Consolidated Financial Statements.

The Company has an agreement with Promontory Interfinancial Network LLC (“Promontory”) that makes it possible to provide FDIC deposit insurance to balances in excess of current deposit insurance limits. Promontory’s Certificate of Deposit Account Registry Service (“CDARS”) uses a deposit-matching program to exchange Bank deposits in excess of the current deposit insurance limits for excess balances at other participating banks, on a dollar-for-dollar basis, that would be fully insured at the Bank. This product is designed to enhance our ability to attract and retain customers and increase deposits, by providing additional FDIC coverage to customers. CDARS deposits can be reciprocal or one-way. All of the Bank’s CDARS deposits are reciprocal. At December 31, 2009 and December 31, 2008, the Company’s CDARS balances totaled $290.3 million and $345.6 million, respectively. Of these totals, at December 31, 2009 and December 31, 2008, $245.6 million and $78.9 million, respectively, represented time deposits equal to or greater than $100,000 but were fully insured under current deposit insurance limits.

BORROWINGS

At December 31, 2009, the Bank had outstanding $45.2 million of securities sold under agreements to repurchase and no outstanding federal funds purchased balances. Additional information regarding securities sold under agreements to repurchase and federal funds purchased is provided in Notes 13 and 14 of Notes to Consolidated Financial Statements in Item 8 below.

At December 31, 2009, the Bank had outstanding term debt of $76.3 million primarily with the Federal Home Loan Bank (“FHLB”). Term debt outstanding as of December 31, 2009 decreased $130.3 million since December 31, 2008 primarily as a result of the repayment of FHLB borrowings. The overall decrease in borrowings is largely attributable to the enhanced liquidity and growth in deposits in the current year. Advances from the FHLB amounted to $75.8 million of the total term debt and are secured by investment securities and residential mortgage loans. Of the $75.8 million, $75.0 million of the FHLB advances outstanding at December 31, 2009 had a fixed interest rate of 3.35%, and the remaining balances had fixed interest rates ranging from 6.08% to 7.44%. Of the total term debt outstanding, $75.0 million, or 99%, mature prior to December 31, 2010, and the remaining mature after December 31, 2011. Management expects continued use of FHLB advances as a source of short and long-term funding. Additional information regarding term debt is provided in Note 15 of Notes to Consolidated Financial Statements in Item 8 below.

JUNIOR SUBORDINATED DEBENTURES

We had junior subordinated debentures with carrying values of $188.9 million and $196.2 million, respectively, at December 31, 2009 and 2008.

At December 31, 2009, approximately $219.6 million, or 95% of the total issued amount, had interest rates that are adjustable on a quarterly basis based on a spread over three month LIBOR. Interest expense for junior subordinated debentures decreased in 2009 as compared to 2008 and in 2008 as compared to 2007, primarily resulting from decreases in short-term market interest rates and LIBOR. Although increases in short-term market interest rates will increase the interest expense for junior subordinated debentures, we believe that other attributes of our balance sheet will serve to mitigate the impact to net interest income on a consolidated basis.

On January 1, 2007, the Company elected the fair value measurement option for certain pre-existing junior subordinated debentures of $97.9 million (the Umpqua Statutory Trusts). The remaining junior subordinated debentures as of the adoption date were acquired through business combinations and were measured at fair value at the time of acquisition. In 2007, the Company issued two series of trust preferred securities and elected to measure each instrument at fair value. Accounting for junior subordinated debentures originally issued by the Company at fair value enables us to more closely align our financial performance with the economic value of those liabilities. Additionally, we believe it improves our ability to manage the market and interest rate risks associated with the junior subordinated debentures. The junior subordinated debentures measured at fair value and amortized cost have been presented as separate line items on the balance sheet. The ending carrying (fair) value of the junior subordinated debentures measured at fair value represents the estimated amount that would be paid to transfer these liabilities in an orderly transaction amongst market participants under current market conditions as of the measurement date.

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

Prior to the third quarter of 2008, we utilized a credit risk adjusted spread that was based upon recent issuances or quotes from brokers for comparable bank holding companies as of the date of valuation, and we considered this to be a Level 2 input. Due to the increasing credit concerns in the capital markets and inactivity in the trust preferred markets that have limited the observability of credit risk adjusted market spreads, we classified this as a Level 3 fair value measure in the third quarter of 2008.

In the second quarter of 2009, due to continued inactivity in the junior subordinated debenture and related markets, and clarified guidance relating to the determination of fair value when the volume and level of activity for an asset or liability have significantly decreased or where transactions are not orderly, management utilized a third-party pricing service to estimate the fair value of these liabilities. The pricing service utilizes an income approach valuation technique, specifically an option-adjusted spread (“OAS”) valuation model. This OAS model values the cash flows over multiple interest rate scenarios and discounts these cash flows using a credit risk adjustment spread over the three month LIBOR swap curve. The OAS model currently being utilized is more sophisticated and computationally intensive than the model previously used; however, the models react similarly to changes in the underlying inputs and the results are considered comparable. With the assistance of a third-party pricing service, we determined that a credit risk adjusted spread of 675 basis points is representative of the nonperformance risk premium a market participant would require under current market conditions as of December 31, 2009. Generally, an increase in the credit risk adjusted spread and/or a decrease in the swap curve will result in positive fair value adjustments. Conversely, a decrease in the credit risk adjusted spread and/or an increase in the swap curve will result in negative fair value adjustments.

We recorded gains of $6.5 million, $38.9 million and $4.9 million for the years ended December 31, 2009, 2008 and 2007, respectively, resulting from the change in fair value of the junior subordinated debentures recorded at fair value. The change in fair value of the junior subordinated debentures carried at fair value during these periods primarily result from the widening of the credit risk adjusted spread. Management believes that the credit risk adjusted spread being utilized is indicative of the

Umpqua Holdings Corporation

nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Future contractions in the credit risk adjusted spread relative to the spread currently utilized to measure the Company’s junior subordinated debentures at fair value as of December 31, 2009, or the passage of time, will result in negative fair value adjustments. Generally, an increase in the credit risk adjusted spread and/or a decrease in the three month LIBOR swap curve will result in positive fair value adjustments. Conversely, a decrease in the credit risk adjusted spread and/or an increase in the three month LIBOR swap curve will result in negative fair value adjustments. In management’s estimation, the change in fair value of the junior subordinated debentures during the periods represent changes in the market’s nonperformance risk expectations and pricing of this type of debt, and not as a result of changes to our entity-specific credit risk.

Additional information regarding junior subordinated debentures measured at fair value is included in Note 22 of the Notes to Consolidated Financial Statements in Item 8 below.

All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of December 31, 2009, under guidance issued by the Board of Governors of the Federal Reserve System. Additional information regarding the terms of the junior subordinated debentures, including maturity/redemption dates, interest rates and the fair value election, is included in Note 16 of the Notes to Consolidated Financial Statements in Item 8 below.

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

The Bank had available lines of credit with the FHLB totaling $2.0 billion at December 31, 2009 subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $100.0 million at December 31, 2009. Availability of the lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict the consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. In 2009, the Bank paid the Company $18.0 million in dividends to fund regular operations. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to fund its quarterly cash dividend distributions to shareholders, when approved, and meet its ongoing cash obligations, which consist principally of debt service on the $230.1 million (issued amount) of outstanding junior subordinated debentures. As of December 31, 2009, the Company did not have any borrowing arrangements of its own.

Additional discussion related to liquidity related risks given the current economic climate is provided in Item 1A Risk Factors above.

As disclosed in the Consolidated Statements of Cash Flows in Item 8 of this report, net cash provided by operating activities was $93.2 million during 2009. The difference between cash provided by operating activities and net loss largely consisted of non-cash items including a $209.1 million provision for loan and lease losses and a goodwill impairment charge of $112.0 million. Net cash of $449.2 million used in investing activities consisted principally of $1.0 billion of purchases of investment securities available for sale, net loan growth of $108.7 million and $11.2 million of purchases of premises and equipment, partially offset by proceeds from investment securities of $464.4 million, cash acquired in the Bank of Clark County merger of $178.9 million and proceeds from the sale of other real estate owned of $26.2 million. The $756.7 million of cash provided by financing activities primarily consisted of $667.6 million increase in net deposits and $245.7 in net proceeds from the issuance of common stock, partially offset by $130.2 million repayment of term debt, $13.4 million of dividends paid on common stock and $10.7 million of dividends paid on preferred stock.

Although we expect the Bank’s and the Company’s liquidity positions to remain satisfactory during 2010, there is significant competition for bank deposits. It is possible that our deposit growth for 2010 may not be maintained at previous levels due to increased pricing pressure or, in order to generate deposit growth, our pricing may need to be adjusted in a manner that results in increased interest expense on deposits.

OFF-BALANCE-SHEET ARRANGEMENTS

Information regarding Off-Balance-Sheet Arrangements is included in Note 18 and Note 19 of the Notes to Consolidated Financial Statements in Item 8 below.

The following table presents a summary of significant contractual obligations extending beyond one year as of December 31, 2009 and maturing as indicated:

Future Contractual Obligations

As of December 31, 2009

(in thousands)

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Deposits(1)	$7,228,864	$173,819	$35,906	$1,845	$7,440,434
Term debt	75,000	—	715	505	76,220
Junior subordinated debentures(2)	—	—	—	230,061	230,061
Operating leases	12,221	22,100	16,021	24,525	74,867
Other long-term liabilities(3)	3,579	3,874	3,274	36,160	46,887

Total contractual obligations	$7,319,664	$199,793	$55,916	$293,096	$7,868,469

(1)	Deposits with indeterminate maturities, such as demand, savings and money market accounts, are reflected as obligations due in less that one year.
(2)	Represents the issued amount of all junior subordinated debentures.
(3)	Includes maximum payments related to employee benefit plans, assuming all future vesting conditions are met. Additional information about employee benefit plans is provided in Note 17 of the Notes to Consolidated Financial Statements in Item 8 below.

The table above does not include interest payments or purchase accounting adjustments related to deposits, term debt or junior subordinated debentures.

As of December 31, 2009, the Company has a liability for unrecognized tax benefits relating to California tax incentives and temporary differences in the amount of $2.6 million, which includes accrued interest of $365,000. As the Company is not able to estimate the period in which this liability will be paid in the future, this amount is not included in the future contractual obligations table above.

Umpqua Holdings Corporation

CONCENTRATIONS OF CREDIT RISK

Information regarding Concentrations of Credit Risk is included in Notes 3, 5, and 18 of the Notes to Consolidated Financial Statements.

CAPITAL RESOURCES

Shareholders’ equity at December 31, 2009 was $1.6 billion, an increase of $79.5 million, or 5%, from December 31, 2008. The increase in shareholders’ equity during 2009 was principally due to the $245.7 million in net proceeds from the Company’s public stock offering in August 2009, the net change in unrealized gains on investment securities available for sale of $9.2 million (net of tax), increases related to stock-based compensation of $2.2 million and the net change in unrealized loss on investment securities held to maturity of $1.7 million (net of tax), partially offset by a net loss of $153.4 million, common stock dividends of $14.7 million, and preferred stock dividends of $10.7 million.

The Federal Reserve Board has in place guidelines for risk-based capital requirements applicable to U.S. banks and bank/financial holding companies. These risk-based capital guidelines take into consideration risk factors, as defined by regulation, associated with various categories of assets, both on and off-balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The guidelines require an 8% total risk-based capital ratio, of which 4% must be Tier I capital. Our consolidated Tier I capital, which consists of shareholders’ equity and qualifying trust-preferred securities, less other comprehensive income, goodwill, other intangible assets, disallowed servicing assets and disallowed deferred tax assets, totaled $1.1 billion at December 31, 2009. Tier II capital components include all, or a portion of, the allowance for loan and lease losses and the portion of trust preferred securities in excess of Tier I statutory limits. The total of Tier I capital plus Tier II capital components is referred to as Total Risk-Based Capital, and was $1.2 billion at December 31, 2009. The percentage ratios, as calculated under the guidelines, were 15.91% and 17.16% for Tier I and Total Risk-Based Capital, respectively, at December 31, 2009. The Tier 1 and Total Risk-Based Capital ratios at December 31, 2008 were 13.37% and 14.62%, respectively.

A minimum leverage ratio is required in addition to the risk-based capital standards and is defined as period-end shareholders’ equity and qualifying trust preferred securities, less other comprehensive income, goodwill and deposit-based intangibles, divided by average assets as adjusted for goodwill and other intangible assets. Although a minimum leverage ratio of 4% is required for the highest-rated financial holding companies that are not undertaking significant expansion programs, the Federal Reserve Board may require a financial holding company to maintain a leverage ratio greater than 4% if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve Board. The Federal Reserve Board uses the leverage and risk-based capital ratios to assess capital adequacy of banks and financial holding companies. Our consolidated leverage ratios at December 31, 2009 and 2008 were 12.79%, and 12.38%, respectively. As of December 31, 2009, the most recent notification from the FDIC categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s regulatory capital category.

During the year ended December 31, 2009, the Company contributed $80.0 million to the Bank to strengthen its capital position. At December 31, 2009, all three of the capital ratios of the Bank exceeded the minimum ratios required by federal regulation. Management monitors these ratios on a regular basis to ensure that the Bank remains within regulatory guidelines. Further information regarding the actual and required capital ratios is provided in Note 21 of the Notes to Consolidated Financial Statements in Item 8 below.

On November 14, 2008, we issued 214,181 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, with an aggregate liquidation preference of $214.2 million, or $1,000 per share, to the United States Department of the Treasury (“U.S. Treasury”) pursuant to the TARP Capital Purchase Program (“CPP”). The preferred stock will bear cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter, in each case, applied to the $1,000 per share liquidation preference, but will only be paid when, as and if declared by the Company’s Board of Directors out of funds legally available therefor. Dividend payments are payable quarterly in arrears on the 15th day of February, May, August and November of each year.

In connection with the issuance and sale of the preferred stock , the Company entered into a Letter Agreement including the Securities Purchase Agreement—Standard Terms (the “Agreement”) with the U.S. Treasury. The Agreement contains certain limitations on the payment of quarterly cash dividends on the Company’s common stock in excess of $0.19 per share, and on the Company’s ability to repurchase its common stock. The preferred stock has no maturity date and ranks senior to our common stock with respect to the payment of dividends and distribution of amounts payable upon liquidation, dissolution and winding up of the Company. The preferred stock has no general voting or participation rights, and no sinking fund requirements. In the event dividends on the preferred stock are not paid full for six dividend periods, whether or not consecutive, the preferred stock holders will have the right to elect two directors. Additional information about preferred stock is included in Note 20 of the Notes to Consolidated Financial Statements in Item 8 below.

On August 13, 2009, the Company raised $258.7 million through a public offering by issuing 26,538,461 shares of the Company’s common stock, including 3,461,538 shares pursuant to the underwriters’ over-allotment option, at a share price of $9.75 per share. The net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses were $245.7 million. The net proceeds from the offering qualify as Tier 1 capital and will be used for general corporate purposes, which include capital to support growth and acquisition opportunities and to position the Company for redemption of preferred stock and warrants issued to the U.S. Treasury under the CPP. In connection with the public offering, the number of shares of common stock underlying the warrant held by the U.S. Treasury was reduced by 50%, to 1,110,898 shares. In connection with the company’s public offering in February 2010, Umpqua repurchased the preferred stock. See Note 28 of the Notes to the Consolidated Financial Statement in Item 8 below.

During 2009, Umpqua’s Board of Directors declared a quarterly cash dividend of $0.05 per common share per quarter. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth. We expect that the dividend rate will be reassessed on a quarterly basis by the Board of Directors in accordance with the dividend policy. The payment of cash dividends is subject to regulatory limitations as described under the Supervision and Regulation section of Part I of this report.

There is no assurance that future cash dividends on common shares will be declared or increased. The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the years ended December 31, 2009, 2008 and 2007:

Cash Dividends and Payout Ratios per Common Share

	2009	2008	2007
Dividend declared per common share	$0.20	$0.62	$0.74
Dividend payout ratio	-8%	76%	70%

On April 21, 2009, the Company announced that the Board of Directors approved an extension to the expiration date of the common stock repurchase plan from June 30, 2009 to June 30, 2011. As of December 31, 2009, a total of 1.5 million shares remained available for repurchase. There were no shares repurchased in open market transactions during the fourth quarter of 2009. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, our capital plan, and are subject to certain limitations resulting from the Company’s participation in the CPP. In addition, our stock plans provide that option and award holders may pay for the exercise price and tax withholdings in part or whole by tendering previously held shares.

Umpqua Holdings Corporation

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

Management utilizes an interest rate simulation model to estimate the sensitivity of net interest income to changes in market interest rates. Such estimates are based upon a number of assumptions for each scenario, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments. Interest rate sensitivity is a function of the repricing characteristics of our interest earnings assets and interest bearing liabilities. These repricing characteristics are the time frames within which the interest bearing assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity during the life of the instruments. Interest rate sensitivity management focuses on the maturity structure of assets and liabilities and their repricing characteristics during periods of changes in market interest rates. Effective interest rate sensitivity management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable timeframe, thereby minimizing the impact of interest rate changes on net interest income. Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities at a point in time that are subject to repricing at various time horizons: immediate to three months, four to twelve months, one to five years, over five years, and on a cumulative basis. The differences are known as interest sensitivity gaps. The table below sets forth interest sensitivity gaps for these different intervals as of December 31, 2009.

Interest Sensitivity Gap

(dollars in thousands)

	By Repricing Interval				Non-Rate- Sensitive	Total
	0-3 Months	4-12 Months	1-5 Years	Over 5 Years
ASSETS
Interest bearing deposits	$491,462	$—	$—	$—	$—	$491,462
Temporary Investments	598	—	—	—	—	598
Trading account assets	2,273	—	—	—	—	2,273
Securities available for sale	258,188	570,273	795,469	113,966	57,720	1,795,616
Securities held to maturity	2,492	1,355	2,210	1	3	6,061
Loans and loans held for sale	2,055,446	1,023,790	2,692,027	280,053	(18,334)	6,032,982
Non-interest earning assets	—	—	—	—	1,052,380	1,052,380

Total assets	2,810,459	1,595,418	3,489,706	394,020	1,091,769	$9,381,372

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	872,184	—	—	—	—	$872,184
Savings and money-market deposits	2,813,805	—	—	—	—	2,813,805
Time deposits	740,168	1,403,911	209,725	1,846	463	2,356,113
Securities sold under agreements to repurchase	45,180	—	—	—	—	45,180
Term debt	85	75,263	367	505	54	76,274
Junior subordinated debentures	171,238	—	—	10,465	7,151	188,854
Non-interest bearing liabilities and shareholders’ equity	—	—	—	—	3,028,962	3,028,962

Total liabilities and shareholders’ equity	4,642,660	1,479,174	210,092	12,816	3,036,630	$9,381,372

Interest rate sensitivity gap	(1,832,201)	116,244	3,279,614	381,204	(1,944,861)

Cumulative interest rate sensitivity gap	$(1,832,201)	$(1,715,957)	$1,563,657	$1,944,861	$—

Cumulative gap as a % of earning assets	-22.0%	-20.6%	18.8%	23.4%

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

We utilize an interest rate simulation model to monitor and evaluate the impact of changing interest rates on net interest income. The estimated impact on our net interest income over a time horizon of one year as of December 31, 2009 is indicated in the table below. For the scenarios shown, the interest rate simulation assumes a parallel and sustained shift in market interest rates ratably over a twelve-month period and no change in the composition or size of the balance sheet. For example, the “up 200 basis points” scenario is based on a theoretical increase in market rates of 16.7 basis points per month for twelve months applied to the balance sheet of December 31 for each respective year.

Umpqua Holdings Corporation

Interest Rate Simulation Impact on Net Interest Income

As of December 31,

(dollars in thousands)

	2009		2008		2007
	Increase (Decrease) in Net Interest Income from Base Scenario	Percentage Change	Increase (Decrease) in Net Interest Income from Base Scenario	Percentage Change	Increase (Decrease) in Net Interest Income from Base Scenario	Percentage Change
Up 200 basis points	$(2,118)	-0.6%	$(9,539)	-3.6%	$(7,646)	-2.7%
Up 100 basis points	$(3,033)	-0.9%	$(4,824)	-1.8%	$(3,868)	-1.4%
Down 100 basis points	$(290)	-0.1%	$1,370	0.5%	$4,622	1.6%
Down 200 basis points	$(7,609)	-2.2%	$(2,304)	-0.9%	$5,211	1.8%

At December 31, 2007, we believe our balance sheet was in a “liability-sensitive” position, as the repricing characteristics were such that an increase in market interest rates would have a negative effect on net interest income and a decrease in market interest rates would have positive effect on net interest income. As of December 31, 2008, we were “liability-sensitive” in three of four scenarios. In an increased market interest rate scenario, our liability sensitivity need increased from 2007. At December 31, 2009, we were “liability-sensitive” in an increased market interest rate scenario, and “asset-sensitive” in a decreased interest rate scenario. Some of the assumptions made in the simulation model may not materialize and unanticipated events and circumstances will occur. In addition, the simulation model does not take into account any future actions which we could undertake to mitigate an adverse impact due to changes in interest rates from those expected, in the actual level of market interest rates or competitive influences on our deposit base.

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

The table below illustrates the effects of various market interest rate changes on the fair values of financial assets and liabilities (excluding mortgage servicing rights) as compared to the corresponding carrying values and fair values:

Interest Rate Simulation Impact on Fair Value of Financial Assets and Liabilities

As of December 31,

(dollars in thousands)

	2009		2008
	Increase (Decrease) in Estimated Fair Value of Equity	Percentage Change	Increase (Decrease) in Estimated Fair Value of Equity	Percentage Change
Up 200 basis points	$(93,095)	-4.3%	$(155,229)	-6.5%
Up 100 basis points	$(49,027)	-2.3%	$(85,391)	-3.6%
Down 100 basis points	$19,874	0.9%	$52,031	2.2%
Down 200 basis points	$6,007	0.3%	$21,450	0.9%

Consistent with the results in the interest rate simulation impact on net interest income, our overall sensitivity to market interest rate changes as of December 31, 2009 has decreased compared to December 31, 2008.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Umpqua Holdings Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Umpqua Holdings Corporation and Subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive (loss) income, and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Umpqua Holdings Corporation and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Umpqua Holdings Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Portland, Oregon

February 19, 2010

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2008

(in thousands, except shares)

	2009	2008
ASSETS
Cash and due from banks	$113,353	$139,909
Interest bearing deposits	491,462	8,155
Temporary investments	598	56,612

Total cash and cash equivalents	605,413	204,676
Investment securities
Trading	2,273	1,987
Available for sale, at fair value	1,795,616	1,238,712
Held to maturity, at amortized cost	6,061	15,812
Loans held for sale	33,715	22,355
Loans and leases	5,999,267	6,131,374
Allowance for loan and lease losses	(107,657)	(95,865)

Net loans and leases	5,891,610	6,035,509
Restricted equity securities	15,211	16,491
Premises and equipment, net	103,266	104,694
Goodwill and other intangible assets, net	639,634	757,833
Mortgage servicing rights, at fair value	12,625	8,205
Other real estate owned, net	24,566	27,898
Other assets	251,382	163,378

Total assets	$9,381,372	$8,597,550

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$1,398,332	$1,254,079
Interest bearing	6,042,102	5,334,856

Total deposits	7,440,434	6,588,935
Securities sold under agreements to repurchase	45,180	47,588
Term debt	76,274	206,531
Junior subordinated debentures, at fair value	85,666	92,520
Junior subordinated debentures, at amortized cost	103,188	103,655
Other liabilities	64,113	71,313

Total liabilities	7,814,855	7,110,542

COMMITMENTS AND CONTINGENCIES (NOTE 18)

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 2,000,000 shares authorized; Series A (liquidation preference $1,000 per share) issued and outstanding: 214,181 in 2009 and 2008	204,335	202,178
Common stock, no par value, 100,000,000 shares authorized; issued and outstanding: 86,785,588 in 2009 and 60,146,400 in 2008	1,253,288	1,005,820
Retained earnings	83,939	264,938
Accumulated other comprehensive income	24,955	14,072

Total shareholders’ equity	1,566,517	1,487,008

Total liabilities and shareholders’ equity	$9,381,372	$8,597,550

See notes to consolidated financial statements

Umpqua Holdings Corporation

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2009, 2008 and 2007

(in thousands, except per share amounts)

	2009	2008	2007
INTEREST INCOME
Interest and fees on loans	$355,195	$393,927	$443,939
Interest and dividends on investment securities
Taxable	60,195	41,189	34,891
Exempt from federal income tax	7,794	6,653	5,822
Dividends	22	334	325
Interest on temporary investments and interest bearing deposits	526	443	3,415

Total interest income	423,732	442,546	488,392

INTEREST EXPENSE
Interest on deposits	88,742	129,370	180,840
Interest on securities sold under agreements to repurchase and federal funds purchased	680	2,220	2,135
Interest on term debt	4,576	6,994	2,642
Interest on junior subordinated debentures	9,026	13,655	16,821

Total interest expense	103,024	152,239	202,438

Net interest income	320,708	290,307	285,954
PROVISION FOR LOAN AND LEASE LOSSES	209,124	107,678	41,730

Net interest income after provision for loan and lease losses	111,584	182,629	244,224

NON-INTEREST INCOME
Service charges on deposit accounts	32,957	34,775	32,126
Brokerage commissions and fees	7,597	8,948	10,038
Mortgage banking revenue, net	18,688	2,436	7,791
(Loss) gain on investment securities, net
Gain (loss) on sale of investment securities, net	8,896	5,529	(13)
Total other-than-temporary impairment losses	(12,556)	(4,180)	—
Portion of other-than-temporary impairment losses recognized in other comprehensive income	1,983	—	—

Total (loss) gain on investment securities, net	(1,677)	1,349	(13)
Gain on junior subordinated debentures carried at fair value	6,482	38,903	4,928
Proceeds from Visa mandatory partial redemption	—	12,633	—
Other income	9,469	8,074	9,959

Total non-interest income	73,516	107,118	64,829

NON-INTEREST EXPENSE
Salaries and employee benefits	126,850	114,600	112,864
Net occupancy and equipment	39,673	37,047	35,785
Communications	7,671	7,063	7,202
Marketing	4,529	4,573	5,554
Services	21,918	18,792	18,564
Supplies	3,257	2,908	3,627
FDIC assessments	15,825	5,182	1,223
Net loss on other real estate owned	23,204	8,313	4
Intangible amortization and impairment	6,165	5,857	6,094
Goodwill impairment	111,952	982	—
Merger related expenses	273	—	3,318
Visa litigation	—	(5,183)	5,183
Other expenses	18,086	16,436	14,704

Total non-interest expense	379,403	216,570	214,122
(Loss) income before (benefit from) provision for income taxes	(194,303)	73,177	94,931
(Benefit from) provision for income taxes	(40,937)	22,133	31,663

Net (loss) income	$(153,366)	$51,044	$63,268

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

For the Years Ended December 31, 2009, 2008 and 2007

(in thousands, except per share amounts)

	2009	2008	2007
Net (loss) income	$(153,366)	$51,044	$63,268
Preferred stock dividends	12,866	1,620	—
Dividends and undistributed earnings allocated to participating securities	30	154	187

Net (loss) earnings available to common shareholders	$(166,262)	$49,270	$63,081

(Loss) earnings per common share:
Basic	$(2.36)	$0.82	$1.05
Diluted	$(2.36)	$0.82	$1.04

Weighted average number of common shares outstanding:
Basic	70,399	60,084	59,828
Diluted	70,399	60,424	60,404

See notes to consolidated financial statements

Umpqua Holdings Corporation

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2009, 2008 and 2007

(in thousands, except shares)

	Preferred Stock	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
		Shares	Amount
BALANCE AT JANUARY 1, 2007	$—	58,080,171	$930,867	$234,783	$(9,439)	$1,156,211
Adoption of fair value option—junior subordinated debentures				(2,064)		(2,064)
Net income				63,268		63,268
Other comprehensive income, net of tax					9,052	9,052

Comprehensive income						$72,320

Stock-based compensation			2,684			2,684
Stock repurchased and retired		(4,061,439)	(96,291)			(96,291)
Issuances of common stock under stock plans and related tax benefit		797,856	9,408			9,408
Stock issued in connection with acquisition		5,163,573	142,112			142,112
Cash dividends on common stock ($0.74 per share)				(44,442)		(44,442)

Balance at December 31, 2007	$—	59,980,161	$988,780	$251,545	$(387)	$1,239,938

BALANCE AT JANUARY 1, 2008	$—	59,980,161	$988,780	$251,545	$(387)	$1,239,938
Net income				51,044		51,044
Other comprehensive income, net of tax					14,459	14,459

Comprehensive income						$65,503

Stock-based compensation			3,893			3,893
Stock repurchased and retired		(8,199)	(129)			(129)
Issuances of common stock under stock plans and related tax benefit		174,438	1,022			1,022
Issuance of preferred stock to U.S. Treasury	201,927					201,927
Issuance of warrants to U.S. Treasury			12,254			12,254
Amortization of discount on preferred stock	251			(251)		—
Cash dividends on common stock ($0.62 per share)				(37,400)		(37,400)

Balance at December 31, 2008	$202,178	60,146,400	$1,005,820	$264,938	$14,072	$1,487,008

BALANCE AT JANUARY 1, 2009	$202,178	60,146,400	$1,005,820	$264,938	$14,072	$1,487,008
Net loss				(153,366)		(153,366)
Other comprehensive income, net of tax					10,883	10,883

Comprehensive loss						$(142,483)

Issuance of common stock		26,538,461	245,697			245,697
Stock-based compensation			2,188			2,188
Stock repurchased and retired		(19,516)	(174)			(174)
Issuances of common stock under stock plans and related net tax deficiencies		120,243	(243)			(243)
Amortization of discount on preferred stock	2,157			(2,157)		—
Dividends declared on preferred stock				(10,739)		(10,739)
Cash dividends on common stock ($0.20 per share)				(14,737)		(14,737)

Balance at December 31, 2009	$204,335	86,785,588	$1,253,288	$83,939	$24,955	$1,566,517

See notes to consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

For the Years Ended December 31, 2009, 2008 and 2007

(in thousands)

	2009	2008	2007
Net (loss) income	$(153,366)	$51,044	$63,268

Available for sale securities:
Unrealized gains arising during the year	23,888	33,950	15,074
Reclassification adjustment for (gains), losses or impairments realized in net income, net of tax (expense of $3,431 and $2,156 in 2009 and 2008, respectively, and benefit of $5 in 2007)	(5,147)	(3,234)	8
Income tax expense related to unrealized gains	(9,555)	(13,580)	(6,030)

Net change in unrealized gains	9,186	17,136	9,052

Held to maturity securities:
Unrealized losses on investment securities available for sale transferred to investment securities held to maturity (net of tax benefit of $2,988 in 2008)	—	(4,482)	—
Reclassification adjustment for impairments realized in net income (net of tax benefit of $1,716 and $1,146 in 2009 and 2008, respectively)	2,574	1,718	—
Amortization of unrealized losses on investment securities transferred to held to maturity (net of tax benefit of $70 and $58 for 2009 and 2008, respectively)	103	87	—

Net change in unrealized losses on investment securities transferred to held to maturity	2,677	(2,677)	—

Unrealized losses related to factors other than credit (net of tax benefit of $1,080 in 2009)	(1,620)	—	—
Reclassification adjustment for impairments realized in net income (net of tax benefit of $307 in 2009)	460	—	—
Accretion of unrealized losses related to factors other than credit to investment securities held to maturity (net of tax benefit of $120 in 2009)	180	—	—

Net change in unrealized losses related to factors other than credit	(980)	—	—

Other comprehensive income, net of tax	10,883	14,459	9,052

Comprehensive (loss) income	$(142,483)	$65,503	$72,320

See notes to consolidated financial statements

Umpqua Holdings Corporation

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2009, 2008 and 2007

(in thousands)

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(153,366)	$51,044	$63,268
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Restricted equity securities stock dividends	—	(198)	(234)
Deferred income tax (benefit) expense	(18,360)	9,889	(5,080)
Amortization (accretion) of investment premiums and discounts, net	9,301	1,898	(373)
(Gain) loss on sale of investment securities, net	(8,896)	(5,529)	13
Other-than-temporary impairment on investment securities available for sale	239	139	—
Other-than-temporary impairment on investment securities held to maturity	10,334	4,041	—
Loss on sale of other real estate owned	10,957	3,229	4
Valuation adjustment on other real estate owned	12,247	5,084	—
Provision for loan and lease losses	209,124	107,678	41,730
Depreciation, amortization and accretion	11,649	7,085	12,765
Goodwill impairment	111,952	982	—
Increase in mortgage servicing rights	(7,570)	(2,694)	(892)
Change in mortgage servicing rights carried at fair value	3,150	4,577	756
Change in junior subordinated debentures carried at fair value	(6,854)	(39,166)	(4,829)
Stock-based compensation	2,188	3,893	2,684
Net (increase) decrease in trading account assets	(286)	850	1,367
Gain on sale of loans	(6,649)	(790)	(1,406)
Origination of loans held for sale	(682,535)	(250,439)	(253,647)
Proceeds from sales of loans held for sale	677,598	241,481	256,830
Excess tax benefits from the exercise of stock options	(1)	(5)	(289)
Change in other assets and liabilities:
Net (increase) decrease in other assets	(72,570)	18,032	(29,945)
Net decrease in other liabilities	(8,426)	(14,535)	(3,084)

Net cash provided by operating activities	93,226	146,546	79,638

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(1,002,490)	(811,868)	(372,223)
Proceeds from investment securities available for sale	464,376	635,883	137,497
Proceeds from investment securities held to maturity	2,282	1,705	2,737
Purchases of restricted equity securities	—	(4,415)	—
Redemption of restricted equity securities	1,280	3,395	5,603
Net loan and lease originations	(121,257)	(230,098)	(315,860)
Proceeds from sales of loans	12,519	22,952	23,295
Proceeds from disposals of furniture and equipment	270	357	5,813
Purchases of premises and equipment	(11,239)	(10,737)	(9,560)
Proceeds from sales of real estate owned	26,167	15,319	17,906
Cash acquired in merger, net of cash consideration paid	178,905	—	78,729

Net cash used by investing activities	(449,187)	(377,507)	(426,063)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

For the Years Ended December 31, 2009, 2008 and 2007

(in thousands)

	2009	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit liabilities	$667,610	$(437)	$286,315
Net (decrease) increase in federal funds purchased	—	(69,500)	69,500
Net (decrease) increase in securities sold under agreements to repurchase	(2,408)	11,294	(11,691)
Proceeds from term debt borrowings	—	345,000	—
Repayment of term debt	(130,191)	(212,284)	(34,685)
Proceeds from the issuance of junior subordinated debentures	—	—	60,000
Repayment of junior subordinated debentures	—	—	(36,084)
Proceeds from issuance of preferred stock	—	201,927	—
Proceeds from issuance of warrants	—	12,254	—
Net proceeds from issuance of common stock	245,697	—	—
Dividends paid on preferred stock	(10,739)	—	—
Dividends paid on common stock	(13,399)	(45,796)	(43,461)
Excess tax benefits from the exercise of stock options	1	5	289
Proceeds from stock options exercised	301	1,233	8,955
Retirement of common stock	(174)	(129)	(96,291)

Net cash provided by financing activities	756,698	243,567	202,847

Net increase (decrease) in cash and cash equivalents	400,737	12,606	(143,578)
Cash and cash equivalents, beginning of year	204,676	192,070	335,648

Cash and cash equivalents, end of year	$605,413	$204,676	$192,070

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$106,541	$156,686	$202,979
Income taxes	$48	$6,092	$50,495
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gains on investment securities available for sale, net of taxes	$9,186	$17,136	$9,052
Change in unrealized loss on investment securities transferred to held to maturity, net of taxes	$2,677	$(2,677)	$—
Change in unrealized losses on investment securities held to maturity related to factors other than credit, net of taxes	$(980)	$—	$—
Cash dividend declared and payable after year-end	$4,346	$3,016	$11,436
Transfer of investment securities available for sale to held to maturity	$—	$12,580	$—
Transfer of loans to other real estate owned	$50,914	$44,587	$24,853
Receivable from sales of other real estate owned	$4,875	$—	$—
Acquisitions:
Common stock issued upon business combination	$—	$—	$135,182
Assets acquired	$4,978	$—	$648,877
Liabilities assumed	$183,883	$—	$585,494

See notes to consolidated financial statements

Umpqua Holdings Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007

NOTE 1.    SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations—Umpqua Holdings Corporation (the “Company”) is a financial holding company headquartered in Portland, Oregon, that is engaged primarily in the business of commercial and retail banking and the delivery of retail brokerage services. The Company provides a wide range of banking, asset management, mortgage banking and other financial services to corporate, institutional and individual customers through its wholly-owned banking subsidiary Umpqua Bank (the “Bank”). The Company engages in the retail brokerage business through its wholly-owned subsidiary Umpqua Investments, Inc. (“Umpqua Investments”). Prior to July 2009, Umpqua Investments was known as Strand, Atkinson, Williams & York, Inc. The Company and its subsidiaries are subject to regulation by certain federal and state agencies and undergo periodic examination by these regulatory agencies.

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

Consolidation—The accompanying consolidated financial statements include the accounts of the Company, the Bank and Umpqua Investments. All significant intercompany balances and transactions have been eliminated in consolidation. As of December 31, 2009, the Company had 14 wholly-owned trusts (“Trusts”) that were formed to issue trust preferred securities and related common securities of the Trusts. The Company has not consolidated the accounts of the Trusts in its consolidated financial statements in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 810, Consolidation. As a result, the junior subordinated debentures issued by the Company to the Trusts are reflected on the Company’s consolidated balance sheet as junior subordinated debentures.

Subsequent events—The Company has evaluated events and transactions for potential recognition or disclosure through February 19, 2010, the day the financial statements were issued.

Cash and Cash Equivalents—Cash and cash equivalents include cash and due from banks, and temporary investments which are federal funds sold and interest bearing balances due from other banks. Cash and cash equivalents generally have a maturity of 90 days or less at the time of purchase.

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

Prior to the second quarter of 2009, the Company would assess an other-than-temporary impairment (“OTTI”) or permanent impairment based on the nature of the decline and whether the Company has the ability and intent to hold the investments until a market price recovery. If the Company determined a security to be other-than-temporarily or permanently impaired, the full amount of impairment would be recognized through earnings in its entirety. New guidance related to the recognition and presentation of OTTI of debt securities became effective in the second quarter of 2009. Rather than asserting whether a Company has the ability and intent to hold an investment until a market price recovery, a Company must consider whether it intends to sell a security or if it is likely that they would be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity. For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the amount recorded in OCI increases the carrying value of the investment and does not affect earnings. If there is an indication of additional credit losses the security is re-evaluated according to the procedures described above. OTTI losses totaling $10.6 million and $4.2 million were recognized through earnings in the years ended December 31, 2009 and 2008, respectively, within total (loss) gain on investment securities, net. No OTTI losses were recognized in the year ended December 31, 2007.

Transfers of securities from available for sale to held to maturity are accounted for at fair value as of the date of the transfer. The difference between the fair value and the par value at the date of transfer is considered a premium or discount and is accounted for accordingly. Any unrealized gain or loss at the date of the transfer is reported in OCI, and is amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of any premium or discount, and will offset or mitigate the effect on interest income of the amortization of the premium or discount for that held to maturity security.

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

Income Recognition on Non-Accrual and Impaired Loans—Loans, including impaired loans, are classified as non-accrual if the collection of principal and interest is doubtful. Generally, this occurs when a loan is past due as to maturity or payment of principal or interest by 90 days or more, unless such loans are well-secured and in the process of collection. Generally, if a loan or portion thereof is partially charged-off, the loan is considered impaired and classified as non-accrual. Loans that are less than 90 days past due may also be classified as non-accrual if repayment in full of principal and/or interest is in doubt.

Umpqua Holdings Corporation and Subsidiaries

When a loan is classified as non-accrual, all uncollected accrued interest is reversed to interest income and the accrual of interest income is terminated. Generally, any cash payments are applied as a reduction of principal outstanding. In cases where the future collectibility of the principal balance in full is expected, interest income may be recognized on a cash basis. A loan may be restored to accrual status when the borrower’s financial condition improves so that full collection of future contractual payments is considered likely. For those loans placed on non-accrual status due to payment delinquency, this will generally not occur until the borrower demonstrates repayment ability over a period of not less than six months.

Loans are reported as restructured when the Bank grants a concession(s) to a borrower experiencing financial difficulties that it would not otherwise consider. Examples of such concessions include forgiveness of principal or accrued interest, extending the maturity date(s) or providing a lower interest rate than would be normally available for a transaction of similar risk. As a result of these concessions, restructured loans are impaired as the Bank will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement. Impairment reserves on non-collateral dependent restructured loans are measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value. These impairment reserves are recognized as a specific component to be provided for in the allowance for loan and lease losses.

The decision to classify a loan as impaired is made by the Bank’s Allowance for Loan and Lease Losses (“ALLL”) Committee. The ALLL Committee meets regularly to review the status of all problem and potential problem loans. If the ALLL Committee concludes a loan is impaired but recovery of the full principal and interest is expected, an impaired loan may remain on accrual status.

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

Management believes that the ALLL was adequate as of December 31, 2009. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 81% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses. The U.S. recession, the housing market downturn, and declining real estate values in our markets have negatively impacted aspects of our residential development, commercial real estate, commercial construction and commercial loan portfolios, and have led to an increase in non-performing loans, charge-offs, and the allowance for loan and lease losses. A continued deterioration in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan and lease losses.

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

Restricted Equity Securities—Restricted equity securities were $15.2 million and $16.5 million at December 31, 2009 and 2008, respectively. Federal Home Loan Bank stock amounted to $14.3 million and $15.6 million of the total restricted securities as of December 31, 2009 and 2008, respectively. Federal Home Loan Bank stock represents the Bank’s investment in the Federal Home Loan Banks of Seattle and San Francisco (“FHLB”) stock and is carried at par value, which reasonably approximates its fair value. Management periodically evaluates FHLB stock for other-than-temporary or permanent impairment. Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB.

As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2009, the Bank’s minimum required investment in FHLB stock was $4.5 million. The Bank may request redemption at par value of any stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB. The remaining restricted equity securities balance primarily represents an investment in Pacific Coast Bankers’ Bancshares stock.

Umpqua Holdings Corporation and Subsidiaries

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

Amortization of intangible assets is included in other non-interest expense in the Consolidated Statements of Operations. Goodwill is tested for impairment on an annual basis as of December 31. Additionally, goodwill is evaluated on an interim basis when events or circumstances indicate impairment potentially exists. An impairment loss is recognized to the extent that the carrying amount of the asset exceeds its implied fair value.

Mortgage Servicing Rights (“MSR”)—The Company determines its classes of servicing assets based on the asset type being serviced along with the methods used to manage the risk inherent in the servicing assets, which includes the market inputs used to value the servicing assets. The Company measures its residential mortgage servicing assets at fair value and reports changes in fair value through earnings. Fair value adjustments that encompass market-driven valuation changes and the runoff in value that occurs from the passage of time, are each separately reported. Under the fair value method, the MSR is carried in the balance sheet at fair value and the changes in fair value are reported in earnings under the caption mortgage banking revenue in the period in which the change occurs.

Retained mortgage servicing rights are measured at fair value as of the date of sale. We use quoted market prices when available. Subsequent fair value measurements are determined using a discounted cash flow model. In order to determine the fair value of the MSR, the present value of expected future cash flows is estimated. Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income. This model is periodically validated by an independent external model validation group. The model assumptions and the MSR fair value estimates are also compared to observable trades of similar portfolios as well as to MSR broker valuations and industry surveys, as available. Key assumptions used in measuring the fair value of MSR as of December 31, 2009 were as follows:

Constant prepayment rate	18.35%
Discount rate	8.70%
Weighted average life (years)	4.5

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

For purposes of evaluating and measuring impairment, servicing rights are based on a discounted cash flow methodology, current prepayment speeds and market discount rates. Any impairment is measured as the amount by which the carrying value of servicing rights for a stratum exceeds its fair value. The carrying value of SBA/USDA servicing rights at December 31, 2009 and 2008 were $728,000 and $861,000, respectively. No impairment charges were recorded for the years ended December 31, 2009, 2008 or 2007 related to SBA/USDA servicing assets.

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

Other Real Estate Owned—Other real estate owned represents real estate which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned is recorded at the lower of the carrying amount of the loan or fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Subsequent valuation adjustments are recognized within net loss on other real estate owned. Revenue and expenses from operations and subsequent adjustments to the carrying amount of the property are included in other non-interest expense in the Consolidated Statements of Operations.

In some instances, the Bank may make loans to facilitate the sales of other real estate owned. Management reviews all sales for which it is the lending institution for compliance with sales treatment under provisions established within FASB ASC 360-20, Real Estate Sales. Any gains related to sales of other real estate owned may be deferred until the buyer has a sufficient initial and continuing investment in the property.

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

Derivative Loan Commitments—The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. The commitments to originate mortgage loans held for sale and the related forward delivery contracts are considered derivatives. In the fourth quarter of 2007 and the first quarter of 2008, the Bank utilized derivative instruments in attempts to hedge the risk of changes in the fair value of MSR due to changes in interest rates. The Company recognizes all derivatives as either assets or liabilities in the balance sheet and requires measurement of those instruments at fair value through adjustments to accumulated other comprehensive income and/or current earnings, as appropriate. None of the Company’s derivatives are designated as hedging instruments. Rather, they are accounted for as free-standing derivatives, or economic hedges, and the Company reports changes in fair values of its derivatives in current period net income.

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

Umpqua Holdings Corporation and Subsidiaries

Operating Segments—Public enterprises are required to report certain information about their operating segments in a complete set of financial statements to shareholders. There are also required to report certain enterprise-wide information about the Company’s products and services, its activities in different geographic areas, and its reliance on major customers. The basis for determining the Company’s operating segments is the manner in which management operates the business. Management has identified three primary business segments, Community Banking, Retail Brokerage and Mortgage Banking.

Share-Based Payment—The Company has two active stock-based compensation plans that provide for the granting of stock options and restricted stock to eligible employees and directors. In accordance with FASB ASC 718, Stock Compensation, we recognize in the income statement the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). The requisite service period may be subject to performance conditions.

The Company’s 2003 Stock Incentive Plan (“2003 Plan”) provides for granting of stock options and restricted stock awards. Stock options and restricted stock awards generally vest ratably over 5 years and are recognized as expense over that same period of time.

The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model using assumptions noted in the following table. Expected volatility is based on the historical volatility of the price of the Company’s common stock. The Company uses historical data to estimate option exercise and stock option forfeiture rates within the valuation model. The expected term of options granted is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules, and represents the period of time that options granted are expected to be outstanding. The expected dividend yield is based on dividend trends and the market value of the Company’s common stock at the time of grant. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant corresponding to the estimated expected term of the options granted. The following weighted average assumptions were used to determine the fair value of stock option grants as of the grant date to determine compensation cost for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Dividend yield	2.23%	4.39%	3.29%
Expected life (years)	7.3	7.3	6.2
Expected volatility	46%	34%	34%
Risk-free rate	2.18%	3.29%	4.46%
Weighted average grant date fair value of options granted	$3.65	$3.32	$7.49

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

Earnings per Share—According to the revised provisions of FASB ASC 260, Earnings Per Share, which became effective January 1, 2009, nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are included in the computation of EPS pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Certain of the Company’s nonvested restricted stock awards qualify as participating securities.

Net income, less any preferred dividends accumulated for the period (whether or not declared), is allocated between the common stock and participating securities pursuant to the two-class method, based on their rights to receive dividends, participate in earnings or absorb losses. Basic earnings per common share is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period, excluding participating nonvested restricted shares.

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

All earnings per common share amounts for 2008 and 2007 have been retrospectively adjusted to conform to the revised provisions of FASB ASC 260. The impact of the revised provisions reduced both basic and diluted earnings per common share by $0.01 for the year ended December 31, 2007 and had no effect for the year ended December 31, 2008.

Advertising expenses—Advertising costs are generally expensed as incurred.

Fair Value Measurements—FASB ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data. In general, fair values determined by Level 1 inputs utilize quoted prices for identical assets or liabilities traded in active markets that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Recently Issued Accounting Pronouncements—In December 2007, FASB revised FASB ASC 805, Business Combinations. FASB ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquired entity and the goodwill acquired. Furthermore, acquisition-related and other costs will now be expensed rather than treated as cost components of the acquisition. FASB ASC 805 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The revision to this guidance applies prospectively to business combinations for which the acquisition date occurs on or after January 1, 2009. The adoption of these revisions will increase the costs charged to operations for acquisitions consummated on or after January 1, 2009.

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

Umpqua Holdings Corporation and Subsidiaries

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

In April 2009, FASB amended FASB ASC 820, Fair Value Measurements and Disclosures, to address issues related to the determination of fair value when the volume and level of activity for an asset or liability has significantly decreased, and identifying transactions that are not orderly. The revisions affirm the objective that fair value is the price that would be received to sell an asset in an orderly transaction (that is not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions, even if the market is inactive. The amendment provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have decreased significantly. It also provides guidance on identifying circumstances that indicate a transaction is not orderly. If determined that a quoted price is distressed (not orderly), and thereby not representative of fair value, the entity may need to make adjustments to the quoted price or utilize an alternative valuation technique (e.g. income approach or multiple valuation techniques) to determine fair value. Additionally, an entity must incorporate appropriate risk premium adjustments, reflective of an orderly transaction under current market conditions, due to uncertainty in cash flows. The revised guidance requires disclosures in interim and annual periods regarding the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. It also requires financial institutions to disclose the fair values of investment securities by major security type. The changes are effective for the interim reporting period ending after June 15, 2009, and are to be applied prospectively. The adoption of these amendments impacted the Company’s determination of fair value related to our junior subordinated debentures measured at fair value. As of March 31, 2009, prior to the adoption of these amendments, we discounted these liabilities by the current three month LIBOR plus a credit risk adjusted spread of 500 basis points. Due to the lack of observable, orderly transactions, of either new issuances or trades, we estimated that a market participant would utilize a credit risk adjusted spread of 500 basis points if an actual market transaction in an active market were to take place for an entity with comparable nonperformance risk. The amendments clarify that a fair value measurement shall assume a risk premium market participants would require at a measurement date under current market conditions, even if the market is inactive. With the assistance of a third-party pricing service, we determined that a credit risk adjusted spread of 675 basis points would be representative of the nonperformance risk premium a market participant would require under current market conditions as of June 30, 2009. In accordance with the guidance, this is accounted for as a change in accounting estimate. This increase in the credit risk adjusted spread is the primary factor resulting in the $8.6 million gain on junior subordinated debentures carried at fair value recognized in the second quarter of 2009. At December 31, 2009, we continue to estimate that the credit risk adjusted spread of 675 basis points is appropriate. The change in junior subordinated debentures carried at fair value in the third and fourth quarters of 2009 is attributable to changes in three month LIBOR and quarterly interest payments, and would have generally been recognized under both methodologies. The effect of these amendments did not have a significant impact on the fair value measurement of any other assets or liabilities.

In April 2009, FASB revised FASB ASC 320, Investments—Debt and Equity Securities, to change the OTTI model for debt securities. Previously, an entity was required to assess whether it has the intent and ability to hold a security to recovery in determining whether an impairment of that security is other-than-temporary. If the impairment was deemed other-than-temporarily impaired, the investment was written-down to fair value through earnings. Under the revised guidance, OTTI is triggered if an entity has the intent to sell the security, it is likely that it will be required to sell the security before recovery, or if the entity does not expect to recover the entire amortized cost basis of the security. If the entity intends to sell the security or it is likely it will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the entity does not intend to sell the security and it is not likely that the entity will be required to sell the security but the entity does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings as an OTTI. The credit loss is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected of a security. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment loss related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, would be recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are to be presented as a separate category within OCI. For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the OTTI amount recorded in OCI increases the carrying value of the investment and does not affect earnings. If there is an indication of additional credit losses the security is re-evaluated accordingly to the procedures described above. Upon adoption of the revised guidance, the noncredit portion of previously recognized OTTI shall be reclassified to accumulated OCI by a cumulative-effect adjustment to the opening balance of retained earnings. These revisions became effective in the interim reporting period ending after June 15, 2009. Upon adoption of this guidance the Company analyzed the securities for which OTTI had been previously recognized and determined that as of the adoption date such losses were credit related. As such, there was no cumulative effect adjustment to the opening balance of retained earnings or a corresponding adjustment to accumulated OCI.

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

In December 2009, FASB issued ASU No. 2009-17, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets. This update codifies SFAS No. 166, Accounting for Transfers of Financial Assets—an Amendment of FASB Statement No. 140, which was previously issued by FASB in June 2009 but was not included in the original codification. ASU 2009-17 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This statement is effective for annual reporting periods beginning after November 15, 2009, and for interim periods therein. This standard will primarily impact the Company’s accounting and reporting of transfers representing a portion of a financial asset for which the Company has a continuing involvement, generally known as loan participations. In order to recognize the transfer of a portion of a financial asset as a sale, the transferred portion and any portion that continues to be held by the transferor must represent a participating interest, and the transfer of the participating interest must meet the conditions for surrender of control. To qualify as a participating interest (i) the portions of a financial asset must represent a proportionate ownership interest in an entire financial asset, (ii) from the date of transfer, all cash flows

Umpqua Holdings Corporation and Subsidiaries

received from the entire financial asset must be divided proportionately among the participating interest holders in an amount equal to their share of ownership, (iii) involve no recourse (other than standard representation and warranties) to, or subordination by, any participating interest holder, and (iv) no party has the right to pledge or exchange the entire financial asset. If the participating interest or surrender of control criteria are not met the transfer is not accounted for as a sale and derecognition of the asset is not appropriate. Rather the transaction is accounted for as a secured borrowing arrangement. The impact of certain participations being reported as secured borrowings rather than derecognizing a portion of a financial asset would increase total assets (loans), liabilities (term debt) and their respective interest income and expense. An increase in total assets also increases regulatory risk-weighted assets and could negatively impact our capital ratios. The Company is reviewing our participation agreements to ensure new originations meet the criteria to allow for sale accounting in order to limit the impact upon our financial statements. The terms contained in certain participation and loan sale agreements, however, are outside the control of the Company. These arrangements largely relate to Small Business Administration (“SBA”) loan sales. These sales agreements contain recourse provisions (generally 90 days) that will initially preclude sale accounting. However, once the recourse provision expires, transfers of portions of financial assets may be reevaluated to determine if they meet the participating interest definition. As a result, we expect to report SBA and potentially certain other transfers of financial assets as secured borrowings which will defer the gain of sale on these transactions, at least until the recourse provision expires, assuming all other sales criteria for each transaction are met. The Company does not believe it has or will have a significant amount of participations subject to recourse provisions or other features that would preclude derecognition of the assets transferred. The Company does not believe the impact of adoption will have a material impact on the Company’s consolidated financial statements.

In December 2009, FASB issued ASU No. 2009-18, Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This update codifies SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which was previously issued by FASB in June 2009 but was not included in the original codification. ASU 2009-18 eliminates FASB Interpretations 46(R) (“FIN 46(R)”) exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity (“VIE”). Under the revised guidance, the primary beneficiary of a VIE (party who must consolidate the VIE) is the enterprise that has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE, or the right to receive benefits of the VIE that could potentially be significant to the VIE. ASU 2009-18 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying FIN 46(R) provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. This statement requires additional disclosures regarding an entity’s involvement in a variable interest entity. This statement is effective for annual reporting periods beginning after November 15, 2009, and for interim periods therein. The Company has evaluated the impact of this guidance in regards to our involvement with variable interest entities. This guidance potentially impacts the accounting for our limited partnership equity investments in affordable housing development funds and real estate investment funds. In regards to affordable housing investments, the primary activities that most significantly impacts the VIE’s economic performance include leasing rental units at appropriate rent rates in compliance with low income housing restrictions and requirements, operating the rental property thereby generating income/loss from the partnership operations, and protecting the low income housing tax credits from recapture. As a limited partner, the Company generally does not participate in the control of the partnerships’ business, our involvement is limited to providing a stated amount of financial support (commitment or subscription) as stated within contractual agreements, and the primary purpose of the investment is to receive the tax attributes (tax credits) of the partnership. The general partner, which generally are a developer or non-profit organization, exercise the day-to-day control and management of the partnerships that most significantly impacts the VIE’s economic performance. In regards to the real estate investment funds, the primary activities that most significantly impacts the VIE’s economic performance include the development, financing, and leasing of real estate related properties, and ultimately finding a profitable exit from such investments. The Company’s involvement in these funds are a limited partners minority interest. According to the terms of the partnerships, the general partners have exclusive control to manage the enterprise and power to direct activities that impact the VIE’s economic performance. The impact of adoption did not result in the Company consolidating or deconsolidating any variable interest entities as accounted for under previous guidance and, therefore, did not have a material impact on the Company’s consolidated financial statements.

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

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value. This update amends FASB ASC 820, Fair Value Measurements and Disclosure, in regards to the fair value measurement of liabilities. FASB ASC 820 clarifies that in circumstances in which a quoted price for a identical liability in an active market in not available, a reporting entity shall utilize one or more of the following techniques: i) the quoted price of the identical liability when traded as an asset, ii) the quoted price for a similar liability or a similar liability when traded as an asset, or iii) another valuation technique that is consistent with the principles of FASB ASC 820. In all instances a reporting entity shall utilize the approach that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs. Also, when measuring the fair value of a liability a reporting entity shall not include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update is effective for the Company in the fourth quarter of 2009. This update primarily affects our considerations related to our measurement of junior subordinated debentures carried at fair value. The adoption of FASB ASU 2009-05 did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. FASB ASU No. 2009-06 requires (i) fair value disclosures by each class of assets and liabilities (generally a subset within a line item as presented in the statement of financial position) rather than major category, (ii) for items measured at fair value on a recurring basis, the amounts of significant transfers between Levels 1 and 2, and transfers into and out of Level 3, and the reasons for those transfers, including separate discussion related to the transfers into each level apart from transfers out of each level, and (iii) gross presentation of the amounts of purchases, sales, issuances, and settlements in the Level 3 recurring measurement reconciliation. Additionally, the ASU clarifies that a description of the valuation techniques(s) and inputs used to measure fair values is required for both recurring and nonrecurring fair value measurements. Also, if a valuation technique has changed, entities should disclose that change and the reason for the change. Disclosures other than the gross presentation changes in the Level 3 reconciliation are effective for the first reporting period beginning after December 15, 2009. The requirement to present the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis will be effective for fiscal years beginning after December 15, 2010. The Company is currently evaluating the impact of adoption of FASB ASU No. 2010-06. We do not expect the adoption of this ASU will have a material impact on the Company’s consolidated financial statements.

Reclassifications— Certain amounts reported in prior years’ financial statements have been reclassified to conform to the current presentation. The results of the reclassifications are not considered material and have no effect on previously reported net earnings (losses) available to common shareholders and earnings (losses) per common share.

NOTE 2.    BUSINESS COMBINATIONS

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

Umpqua Holdings Corporation and Subsidiaries

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

The results of the Bank of Clark County’s operations have been included in the consolidated financial statements beginning January 17, 2009. Since this date, the Bank of Clark County has contributed net earnings of approximately $1.6 million for the year ended December 31, 2009, net of tax, which primarily represents interest income earned from the proceeds of the assumption which were invested in investment securities available for sale and service income on deposits. This was partially offset by interest expense on deposits, salaries and employee benefits expense, and the accrued servicing fee paid to the FDIC. Umpqua did not incur the FDIC servicing fee expense during the second or third quarter of 2009, but began incurring overhead expenses such as salaries and employee benefits expense and rent expense. The Company does not expect to incur any significant additional acquisition-related expenses in connection with the assumption of the Bank of Clark County deposits and assets. Given the nature and terms of the FDIC-assisted purchase and assumption of assets and liabilities of the Bank of Clark County, it is deemed impractical to provide historical pro forma financial information since financial information related to assets and liabilities assumed is not available. Additionally, management believes the effect of the operations assumed from the Bank of Clark County would not have had a material impact on the Company’s historical results of operations.

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

The intangible assets represent the value ascribed to the long-term deposit relationships and merchant services portfolio income stream acquired. These intangible assets are being amortized on an accelerated basis over a weighted average estimated useful life of ten to fifteen years. The intangible assets are estimated not to have a significant residual value. Goodwill represents the excess of the total purchase price paid for North Bay over the fair values of the assets acquired, net of the fair values of liabilities assumed. Goodwill has been assigned to the Company’s Community Banking segment. Goodwill is not amortized, but is evaluated for possible impairment on a quarterly basis and more frequently if events and circumstances indicate that the asset might be impaired. In the second quarter of 2009, the Company recorded a goodwill impairment charge of $112.0 million related to the Community Banking segment. In the fourth quarter of 2009, the Company recognized an $804,000 impairment related to the merchant servicing portfolio obtained through the North Bay acquisition. No other impairment losses have been recognized in connection with other intangible assets during the period from acquisition to December 31, 2009.

Umpqua Holdings Corporation and Subsidiaries

The following table presents unaudited pro forma results of operations for the year ended December 31, 2007 as if acquisition of North Bay had occurred on January 1, 2007. Any cost savings realized as a result of the mergers are not reflected in the pro forma consolidated condensed statement of operations. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisitions actually occurred on January 1, 2007:

Pro Forma Consolidated Condensed Statement of Operation

(in thousands, except per share data)

	Year Ended December 31, 2007
	Umpqua	North Bay (a)	Pro Forma Adjustments		Pro Forma Combined
Net interest income	$285,954	$8,829	$18	(b)	$294,801
Provision for loan and lease losses	41,730	—	—		41,730
Non-interest income	64,829	1,450	—		66,279
Non-interest expense	214,122	7,063	(2,711	)(c)	218,474

Income before income taxes	94,931	3,216	2,729		100,876
Provision for income taxes	31,663	1,066	1,092	(d)	33,821

Net income	$63,268	$2,150	$1,637		$67,055

Net earnings available to common shareholders	$63,081				$66,857

Earnings per common share:
Basic	$1.05				$1.09
Diluted	$1.04				$1.08
Average common shares outstanding:
Basic	59,828	1,325	302	(e)	61,455
Diluted	60,404	1,376	314	(e)	62,094

(a)	North Bay amounts represent results from January 1, 2007 to acquisition date of April 26, 2007.
(b)	Consists of additional net accretion of fair value adjustments related to the North Bay acquisition.
(c)	Consists of merger related expenses of $3.3 million at Umpqua, adjusted for amortization of intangible assets and premises purchase accounting adjustment related to the North Bay acquisition.
(d)	Income tax effect of pro forma adjustments at 40%.
(e)	Additional shares issued at an exchange ratio of 1.228:1.

The following table summarizes activity in the Company’s accrued restructuring charges during the year ended December 31, 2009 related to the North Bay acquisition and are recorded in other liabilities.

Accrued Restructuring Charges

(in thousands)

Beginning balance	$122
Additions:
Severance, retention and other compensation	2
Utilization:
Cash payments	(124)

Ending Balance	$—

The Company incurs significant expenses related to mergers that cannot be capitalized. Generally, these expenses begin to be recognized while due diligence is being conducted and continue until such time as all systems have been converted and operational functions become fully integrated. Merger-related expenses are presented as a line item on the Consolidated Statements of Operations.

The following table presents the key components of merger-related expense for years ended December 31, 2009 and 2007. The Company incurred no merger-related expenses in 2008. Substantially all of the merger-related expenses incurred during 2009 were in connection with the FDIC-assisted purchase and assumption of certain assets and liabilities of the Bank of Clark County and substantially all of the merger-related expenses incurred during 2007 were in connection with the North Bay acquisition.

Merger-Related Expense

(in thousands)

	2009	2007
Professional fees	$143	$982
Compensation and relocation	39	1,077
Communications	61	478
Premises and equipment	2	188
Other	28	593

Total	$273	$3,318

No additional merger-related expenses are expected in connection with the FDIC-assisted purchase and assumption of certain assets and liabilities of the Bank of Clark County, the North Bay acquisition or any other prior acquisitions.

NOTE 3.    CASH AND DUE FROM BANKS

The Bank is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The amount of required reserve balance at December 31, 2009 and 2008 was approximately $58.6 million and $58.4 million, respectively, and was met by holding cash and maintaining an average balance with the Federal Reserve Bank.

NOTE 4.    INVESTMENT SECURITIES

The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at December 31, 2009 and 2008:

December 31, 2009

(in thousands)

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$11,588	$208	$(2)	$11,794
Obligations of states and political subdivisions	205,549	6,480	(204)	211,825
Residential mortgage-backed securities and collateralized mortgage obligations	1,533,149	40,272	(3,572)	1,569,849
Other debt securities	145	14	—	159
Investments in mutual funds and other equity securities	1,959	30	—	1,989

	$1,752,390	$47,004	$(3,778)	$1,795,616

HELD TO MATURITY:
Obligations of states and political subdivisions	$3,216	$11	$—	$3,227
Residential mortgage-backed securities and collateralized mortgage obligations	2,845	251	(187)	2,909

	$6,061	$262	$(187)	$6,136

Umpqua Holdings Corporation and Subsidiaries

December 31, 2008

(in thousands)

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$30,831	$401	$(6)	$31,226
Obligations of states and political subdivisions	176,966	3,959	(1,340)	179,585
Residential mortgage-backed securities and collateralized mortgage obligations	1,000,155	26,726	(1,586)	1,025,295
Other debt securities	884	—	(250)	634
Investments in mutual funds and other equity securities	1,959	13	—	1,972

	$1,210,795	$31,099	$(3,182)	$1,238,712

HELD TO MATURITY:
Obligations of states and political subdivisions	$4,166	$8	$(75)	$4,099
Residential mortgage-backed securities and collateralized mortgage obligations	11,496	1	(7,367)	4,130
Other investment securities	150	—	—	150

	$15,812	$9	$(7,442)	$8,379

Investment securities that were in an unrealized loss position as of December 31, 2009 and 2008 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral:

December 31, 2009

(in thousands)

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$—	$—	$133	$2	$133	$2
Obligations of states and political subdivisions	13,209	123	1,937	81	15,146	204
Residential mortgage-backed securities and collateralized mortgage obligations	293,035	3,529	958	43	293,993	3,572

Total temporarily impaired securities	$306,244	$3,652	$3,028	$126	$309,272	$3,778

HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$—	$—	$620	$187	$620	$187

Total temporarily impaired securities	$—	$—	$620	$187	$620	$187

December 31, 2008

(in thousands)

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$93	$2	$230	$4	$323	$6
Obligations of states and political subdivisions	43,341	1,291	5,520	49	48,861	1,340
Residential mortgage-backed securities and collateralized mortgage obligations	103,323	1,083	41,262	503	144,585	1,586
Other debt securities	—	—	634	250	634	250

Total temporarily impaired securities	$146,757	$2,376	$47,646	$806	$194,403	$3,182

HELD TO MATURITY:
Obligations of states and political subdivisions	$4,099	$75	$—	$—	$4,099	$75
Residential mortgage-backed securities and collateralized mortgage obligations	4,130	7,367	—	—	4,130	7,367

Total temporarily impaired securities	$8,229	$7,442	$—	$—	$8,229	$7,442

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

Of the residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at December 31, 2009, 99.8% are issued or guaranteed by governmental agencies. The unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost bases, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

The unrealized losses on obligations of political subdivisions were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities. Management monitors published credit ratings of these securities and no adverse ratings changes have occurred since the date of purchase of obligations of political subdivisions which are in an unrealized loss position as of December 31, 2009. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that Bank will be required to sell these securities before recovery of their amortized cost bases, which may include holding each security until maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

During the third quarter of 2008, the Bank initiated a redemption-in-kind of shares owned in an intermediate mortgage fund, and received its proportionate share of the underlying securities within the fund. As of the date of the redemption, the book value of the fund was $28.6 million with a market value of $20.7 million, resulting in a $7.9 million unrealized loss. The composition of fund’s book value included 70% of non-agency mortgage-backed securities and collateralized mortgage

Umpqua Holdings Corporation and Subsidiaries

obligations, 24% of agency mortgage-backed securities and collateralized mortgage obligations, 2% of U.S. Treasuries and 4% in cash equivalents. Of the $7.9 million unrealized loss, 94% related to the non-agency residential mortgage-backed securities and collateralized mortgage obligations, and the remainder related to the agency residential mortgage-backed securities and collateralized mortgage obligations. The transaction was accounted for as a nonmonetary exchange. The carrying value of the equity interest in the mortgage fund was allocated to the individual securities. No gain or loss was realized as a result of the redemption.

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

We review investment securities on an ongoing basis for the presence of other-than-temporary impairment (“OTTI”) or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the decline in fair value, issuer rating changes and trends, whether we intend to sell a security or if it is likely that we will be required to sell the security before recovery of our amortized cost basis of the investment, which may be maturity, and other factors.

The following tables present the OTTI losses for the years ended December 31, 2009 and 2008. There were no similar charges recorded in 2007.

(in thousands)

	2009		2008
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total other-than-temporary impairment losses	$12,317	$239	$4,041	$139
Portion of other-than-temporary impairment losses recognized in other comprehensive income(1)	1,983	—	—	—

Net impairment losses recognized in earnings(2)	$10,334	$239	$4,041	$139

(1)	Represents other-than-temporary impairment losses related to all other factors.

(2)	Represents other-than-temporary impairment losses related to credit losses.

New guidance related to the recognition and presentation of OTTI of debt securities became effective beginning in the second quarter of 2009. Rather than asserting whether a Company has the ability and intent to hold an investment until a market price recovery, a Company must consider whether they intend to sell a security or if it is likely that they would be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity. The $8.2 million in OTTI recognized on investment securities held to maturity subsequent to March 31, 2009 primarily relates to 29 non-agency residential collateralized mortgage obligations. Each of these securities holds various levels of credit subordination. The underlying mortgage loans of these securities were originated from 2003 through 2007. At origination, the weighted average loan-to-value of the underlying mortgages was 69%; the underlying borrowers had weighted average FICO scores of 731, and 59% were limited documentation loans. These securities are valued by third-party pricing services using matrix or model pricing methodologies and were corroborated by broker indicative bids. We estimate cash flows of the underlying collateral for each security considering credit, interest and prepayment risk models that incorporate management’s estimate of projected key assumptions including prepayment rates, collateral default rates and loss severity. We review the actual collateral performance of these securities to support our estimation of the projected key assumptions utilized to determine future estimated cash flows. Assumptions utilized vary from security to security, and are influenced by factors such as loan interest rates, geographic location, borrower characteristics and vintage, and historical experience. We then used a third party to obtain information about the structure of each security, including subordination and other credit enhancements, in order to determine how the underlying collateral cash flows will be distributed to each security issued in the structure. These cash flows are then discounted at the interest rate used to recognize interest income on each security. The following table presents a summary of the significant inputs utilized to measure management’s estimate of the credit loss component on these non-agency residential collateralized mortgage obligations as of December 31, 2009:

	Range		Weighted Average
	Minimum	Maximum
Constant prepayment rate	4.0%	25.0%	14.8%
Collateral default rate	8.0%	45.0%	16.7%
Loss severity	20.0%	40.0%	31.4%

In the second quarter of 2009 the Company recorded an OTTI charge of $239,000 related to an available for sale collateralized debt obligation that holds trust preferred securities. Management noted certain deferrals and defaults in the pool and believes the impairment represents credit loss in its entirety.

The following table presents a rollforward of the credit loss component of held to maturity debt securities that have been written down for OTTI with the credit loss component recognized in earnings and the remaining impairment loss related to all other factors recognized in OCI for nine months ended December 31, 2009, since the adoption of the revised guidance related to the recognition and presentation of OTTI of debt securities:

(in thousands)

Nine months ended December 31, 2009
Balance, beginning of period	$5,952
Additions:
Initial OTTI credit losses	7,211
Subsequent OTTI credit losses	986
Reductions:
Securities sold, matured or paid-off	(1,785)

Balance, end of period	$12,364

Prior to the Company’s adoption of the new guidance related to the recognition and presentation of OTTI of debt securities which became effective in the second quarter of 2009, the Company would assess an OTTI or permanent impairment based on the nature of the decline and whether the Company had the ability and intent to hold the investments until a market price recovery. In the three months ended March 31, 2009, the Company recorded a $2.1 million OTTI charge. This charge related to three non-agency residential collateralized mortgage obligations carried as held to maturity for which the default rates and loss severities of the underlying collateral and credit coverage ratios of the security indicated that it was probable that credit losses were expected to occur. In 2008, the Company recorded $4.2 million in OTTI. Charges of $3.8 million related to seven non-agency residential collateralized mortgage obligations carried as held to maturity for which the default rates and loss severities of the underlying collateral and credit coverage ratios of the security indicated that it was probable that credit losses were expected to occur. These securities were valued by third party pricing services using matrix or model pricing methodologies, and were corroborated by broker indicative bids. The remaining non-agency securities within residential mortgage-backed securities and collateralized mortgage obligations carried as held to maturity were specifically evaluated for OTTI, and the default rates and loss severities of the underlying collateral indicated that credit losses are not expected to occur. Upon adoption of the new OTTI guidance in the second quarter of 2009, the Company analyzed these securities as well as

Umpqua Holdings Corporation and Subsidiaries

other securities where OTTI had been previously recognized, and determined that as of the adoption date such losses were credit related. As such, there was no cumulative effect adjustment to the opening balance of retained earnings or a corresponding adjustment to accumulated OCI.

In addition, during 2008 the Company recorded an OTTI charge of $139,000 related to a collateralized debt obligation that holds trust preferred securities in investments available for sale where default and deferrals on the underlying debt indicate credit losses are expected to occur within the security. An additional $225,000 charge was recognized during 2008 for preferred stock carried as an investment held to maturity.

The following table presents the maturities of investment securities at December 31, 2009:

(in thousands)

	Available For Sale		Held To Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AMOUNTS MATURING IN:
Three months or less	$11,309	$11,357	$340	$341
Over three months through twelve months	70,151	71,465	1,026	1,030
After one year through five years	1,301,965	1,336,573	3,771	3,841
After five years through ten years	336,800	343,959	847	845
After ten years	30,206	30,273	77	79
Other investment securities	1,959	1,989	—	—

	$1,752,390	$1,795,616	$6,061	$6,136

The amortized cost and fair value of collateralized mortgage obligations and mortgage-backed securities are presented by expected average life, rather than contractual maturity, in the preceding table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay underlying loans without prepayment penalties.

The following table presents the gross realized gains and gross realized losses on the sale of securities available for sale for the years ended December 31, 2009, 2008 and 2007:

(in thousands)

	2009		2008		2007
	Gains	Losses	Gains	Losses	Gains	Losses
U.S. Treasury and agencies	$ —	$—	$522	$—	$44	$78
Obligations of states and political subdivisions	—	1	6	—	16	8
Residential mortgage-backed securities and collateralized mortgage obligations	9,409	591	6,681	145	13	—
Investments in mutual funds and other equity securities	—	—	—	1,535	—	—

	$9,409	$592	$7,209	$1,680	$73	$86

The following table presents, as of December 31, 2009, investment securities which were pledged to secure borrowings and public deposits as permitted or required by law:

(in thousands)

	Amortized Cost	Fair Value
To Federal Home Loan Bank to secure borrowings	$373,145	$386,013
To state and local governments to secure public deposits	817,533	831,367
To U.S. Treasury and Federal Reserve to secure customer tax payments	6,989	7,218
Other securities pledged, principally to secure deposits	267,839	275,933

Total pledged securities	$1,465,506	$1,500,531

The carrying value of investment securities pledged as of December 31, 2008 was $1.1 billion.

NOTE 5.    LOANS, LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents the major types of loans recorded in the balance sheets as of December 31, 2009 and 2008:

(in thousands)

	2009	2008
Real estate—construction and land development	$618,476	$931,090
Real estate—commercial and agricultural	3,482,687	3,236,645
Real estate—single and multi-family residential	726,658	661,723
Commercial, industrial and agricultural	1,090,275	1,211,167
Leases	34,528	40,155
Installment and other	58,044	62,044

	6,010,668	6,142,824
Deferred loan fees, net	(11,401)	(11,450)

Total loans and leases	$5,999,267	$6,131,374

The following table summarizes activity related to the allowance for loan and lease losses for the years ended December 31, 2009, 2008 and 2007:

(in thousands)

	2009	2008	2007
Balance, beginning of year	$95,865	$84,904	$60,090
Provision for loan and lease losses	209,124	107,678	41,730
Charge-offs	(200,867)	(101,052)	(24,730)
Recoveries	3,535	4,335	2,736
Acquisitions	—	—	5,078

Balance, end of year	$107,657	$95,865	$84,904

At December 31, 2009, the recorded investment in loans classified as impaired totaled $328.0 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $2.7 million. Due to declining real estate values in our markets, it is increasingly likely that an impairment reserve on collateral dependent real estate loans represents a confirmed loss. As a result, the Company recognizes the charge-off of impairment reserves on impaired loans in the period it arises for collateral dependent loans.

Therefore, the non-accrual loans as of December 31, 2009 have already been written-down to their estimated net realizable value, based on disposition value, and are expected to be resolved with no additional material loss, absent further decline in market prices. The valuation allowance on impaired loans primarily represents the impairment reserves on performing restructured loans, and is measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value. At December 31, 2008, the total recorded investment in impaired loans was $151.5 million, with no corresponding valuation allowance. The average recorded investment in impaired loans was approximately $234.5 million, $116.6 million and $45.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

At December 31, 2009 and December 31, 2008, impaired loans of $134.9 million and $23.5 million were classified as accruing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The restructured loans on accrual status represent the only impaired loans accruing interest at each respective date. In order for a restructured loan to be considered for accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of

Umpqua Holdings Corporation and Subsidiaries

cash flow. The Company has obligations to lend $455,000 of additional funds on the restructured loans as of December 31, 2009, which primarily relate to one residential development project. For the years ended December 31, 2009, 2008 and 2007, interest income of approximately $2.4 million, $732,000 and $135,000, respectively, was recognized in connection with impaired loans. The impaired loans for which these interest income amounts were recognized primarily relate to accruing restructured loans.

Non-accrual loans totaled $193.1 million at December 31, 2009, and $127.9 million at December 31, 2008. Had these non-accrual loans performed according to their original terms, additional interest income of approximately $9.6 million, $7.2 million, and $4.7 million would have been recognized in 2009, 2008 and 2007, respectively.

As of December 31, 2009, loans totaling $2.9 billion were pledged to secure borrowings.

NOTE 6.    PREMISES AND EQUIPMENT

The following table presents the major components of premises and equipment at December 31, 2009 and 2008:

(in thousands)

	2009	2008
Land	$14,132	$14,175
Buildings and improvements	94,583	92,540
Furniture, fixtures and equipment	87,885	81,218
Construction in progress	3,971	2,566

Total premises and equipment	200,571	190,499
Less: Accumulated depreciation and amortization	(97,305)	(85,805)

Premises and equipment, net	$103,266	$104,694

Depreciation expense totaled $12.8 million, $11.8 million and $10.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Umpqua’s subsidiaries have entered into a number of non-cancelable lease agreements with respect to premises and equipment. See Note 18 for more information regarding rental expense, net of rent income, and minimum annual rental commitments under non-cancelable lease agreements.

NOTE 7.    GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in the Company’s goodwill and other intangible assets for the years ended December 31, 2006, 2007, 2008, and 2009. Goodwill is reflected by operating segment; all other intangible assets are related to the Community Banking segment.

(in thousands)

	Goodwill
	Community Banking			Retail Brokerage
	Gross	Accumulated Impairment	Total	Gross	Accumulated Impairment	Total
Balance, December 31, 2006	$642,241	$—	$642,241	$3,697	$—	$3,697
Net additions	77,329	—	77,329	—	—	—
Amortization	—	—	—	—	—	—

Balance, December 31, 2007	719,570	—	719,570	3,697	—	3,697
Reductions	(234)	—	(234)	—	—	—
Impairment	—	—	—	—	(982)	(982)

Balance, December 31, 2008	719,336	—	719,336	3,697	(982)	2,715
Reductions	(81)	—	(81)	—	—	—
Impairment	—	(111,952)	(111,952)	—	—	—

Balance, December 31, 2009	$719,255	$(111,952)	$607,303	$3,697	$(982)	$2,715

	Other Intangible Assets
	Gross	Accumulated Amortization	Net
Balance, December 31, 2006	$42,035	$(8,480)	$33,555
Net additions	14,178	—	14,178
Amortization	—	(6,094)	(6,094)

Balance, December 31, 2007	56,213	(14,574)	41,639
Amortization	—	(5,857)	(16,094)

Balance, December 31, 2008	56,213	(20,431)	35,782
Impairment	—	(804)	(804)
Amortization	—	(5,362)	(5,362)

Balance, December 31, 2009	$56,213	$(26,597)	$29,616

Goodwill additions of $78.8 million in 2007 related primarily to the North Bay acquisition, and represented the excess of the total purchase price paid over the fair values of the assets acquired, net of the fair values of liabilities assumed. Additional information on the acquisition and purchase price allocation is provided in Note 2. The reductions to goodwill include decreases of $81,000, $234,000 and $2.6 million (included in net additions) in 2009, 2008 and 2007, respectively, due to the recognition of tax benefits upon exercise of fully vested acquired options.

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

Umpqua Holdings Corporation and Subsidiaries

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

Other significant fair value adjustments utilized in this goodwill impairment analysis included the value of the core deposit intangible asset which was calculated as 0.53% of core deposits, and includes all deposits except certificates of deposit. The carrying value of other real estate owned was discounted by 25%, representing a liquidity adjustment given the current market conditions. The fair value of our trade name, which represents the competitive advantage associated with our brand recognition and ability to attract and retain relationships, was estimated to be $19.3 million. The fair value of our junior subordinated debentures carried at amortized cost was determined in a manner and utilized inputs, primarily the credit risk adjusted spread, consistent with our methodology for determining the fair value of junior subordinated debentures recorded at fair value. Information relating to our methodologies for estimating the fair value of financial instruments that were adjusted to fair value as part of this analysis, including the Visa Class B common stock, deposits, term debt, and junior subordinated debentures, is included in Note 22.

Based on the results of the step two analysis, the Company determined that the implied fair value of the goodwill was less than its carrying amount on the Company’s balance sheet, and as a result, recognized a goodwill impairment loss of $112.0 million in the second quarter of 2009. This write-down of goodwill is a non-cash charge that does not affect the Company’s or the Bank’s liquidity or operations. In addition, because goodwill is excluded in the calculation of regulatory capital, the Company’s “well-capitalized” capital ratios were not affected by this charge.

The Company also conducted its annual evaluation of goodwill for impairment as of December 31, 2009. In the first step of the goodwill impairment test the Company determined that the fair value of the Community Banking reporting unit exceeded its carrying amount. This determination is consistent with the events occurring after the Company recognized the $112.0 million impairment of goodwill second quarter of 2009. First, the market capitalization and estimated fair value of the Company increased significantly subsequent to the recognition of the impairment charge as the fair value of the Company’s stock increased 73% from June 30, 2009 to December 31, 2009. Secondly, the Company’s successful public common stock offering in the third quarter of 2009 diluted the carrying value of the reporting unit’s book equity on a per share basis, against which the fair value of the reporting unit is measured. The significant assumptions and methodology utilized to test for goodwill impairment as of December 31, 2009 were consistent with the impairment evaluations performed throughout the year.

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

The inputs management utilizes to estimate the fair value of a reporting unit in step one of the goodwill impairment test, and estimating the fair values of the underlying assets and liabilities of a reporting unit in the second step of the goodwill impairment test, require management to make significant judgments, assumptions and estimates where observable market may not readily exist. Such inputs include, but are not limited to, trading multiples from comparable transactions, control premiums, the value that may arise from synergies and other benefits that would accrue from control over an entity, and the appropriate rates to discount projected cash flows.

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

As a result of the December 31, 2008 goodwill impairment evaluation related to the Retail Brokerage reporting segment, management determined that there was a $1.0 million impairment following the departure of certain Umpqua Investments financial advisors. The valuation of the impairment at the Retail Brokerage operating segment was determined using an income approach by discounting cash flows of forecasted earnings. The key assumptions used to estimate the fair value of each reporting unit include earnings forecasts for five years, a terminal value based on expected future growth rates, and a discount rate reflective of current market conditions. The Company evaluated the Retail Brokerage reporting segment’s goodwill for impairment as of December 31, 2009. The first step of the goodwill impairment test indicated that the reporting unit’s fair value exceeded its carrying value, therefore, no additional impairment was recognized.

In 2009, the Company recognized an $804,000 impairment related to the merchant servicing portfolio acquired in the North Bay acquisition as a result of a decrease in the actual and expected future cash flows related to the income stream. Additional information on intangible assets related to acquisitions is provided in Note 2.

Umpqua Holdings Corporation and Subsidiaries

The table below presents the forecasted amortization expense for intangible assets acquired in all mergers:

(in thousands)

Year	Expected Amortization
2010	$5,007
2011	4,700
2012	4,590
2013	4,436
2014	4,232
Thereafter	6,651

$29,616

NOTE 8.    MORTGAGE SERVICING RIGHTS

The following table presents the changes in the Company’s mortgage servicing rights (“MSR”) for the years ended December 31, 2009, 2008 and 2007:

(in thousands)

	2009	2008	2007
Balance, beginning of year	$8,205	$10,088	$9,952
Additions for new mortgage servicing rights capitalized	7,570	2,694	892
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(3,469)	(1,270)	595
Other(2)	319	(3,307)	(1,351)

Balance, end of year	$12,625	$8,205	$10,088

Balance of loans serviced for others	$1,277,832	$955,494	$870,680
MSR as a percentage of serviced loans	0.99%	0.86%	1.16%

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(2)	Represents changes due to collection/realization of expected cash flows over time.

The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in mortgage banking revenue on the Consolidated Statements of Operations, were $3.0 million, $2.5 million and $2.5 million, respectively, for the years ended December 31, 2009, 2008 and 2007.

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

NOTE 9.    OTHER REAL ESTATE OWNED, NET

The following table presents the changes in other real estate owned (“OREO”), net of valuation allowance, for the years ended December 31, 2009, 2008 and 2007:

(in thousands)

	2009	2008	2007
Balance, beginning of period	$27,898	$6,943	$—
Additions to OREO	50,914	44,587	24,853
Dispositions of OREO	(41,999)	(18,548)	(17,910)
Valuation adjustments in the period	(12,247)	(5,084)	—

Balance, end of period	$24,566	$27,898	$6,943

OREO properties are recorded at the lower of the recorded investment in the loan (prior to foreclosure) or the fair market value of the property less expected selling costs. The Company recognized valuation allowances of $11.4 million and $3.5 million on its OREO balances as of December 31, 2009 and 2008. The Company had no valuation allowance on OREO as of December 31, 2007. Valuation allowances on OREO balances are based on updated appraisals of the underlying properties as received during a period or management’s authorization to reduce the selling price of a property during the period.

NOTE 10.    OTHER ASSETS

Other assets consisted of the following at December 31, 2009 and 2008:

(in thousands)

	2009	2008
Cash surrender value of life insurance policies	$86,853	$83,666
Prepaid FDIC deposit assessment	42,206	—
Accrued interest receivable	29,261	29,488
Income taxes receivable	24,071	7,767
Deferred tax assets, net	16,881	8,854
FDIC settlement receivable	7,977	—
Investment in unconsolidated Trusts	6,933	6,954
Equity method investments—Homestead	3,911	4,294
Equity method investments—WNC Fund	3,336	3,657
Other	29,953	18,698

Total	$251,382	$163,378

The Company invests in Homestead Capital and WNC Fund, limited partnerships, that operate qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. The Company accounts for the investments under the equity method. The Company’s remaining capital commitments to these partnerships at December 31, 2009 and 2008 were approximately $199,000 and $1.7 million, respectively. Such amounts are included in other liabilities on the consolidated balance sheets. Also see Note 16 for information on the Company’s investment in Trusts. The FDIC settlement receivable relates to the FDIC-assisted purchase and assumption of certain assets and liabilities of the Bank of Clark County, and was collected in the first quarter of 2010.

Umpqua Holdings Corporation and Subsidiaries

NOTE 11.    INCOME TAXES

The following table presents the components of income tax (benefit) expense attributable to continuing operations included in the Consolidated Statements of Operations for the years ended December 31:

(in thousands)

	Current	Deferred	Total
YEAR ENDED DECEMBER 31, 2009:
Federal	$(24,339)	$(7,471)	$(31,810)
State	1,762	(10,889)	(9,127)

	$(22,577)	$(18,360)	$(40,937)

YEAR ENDED DECEMBER 31, 2008:
Federal	$8,178	$10,949	$19,127
State	4,066	(1,060)	3,006

	$12,244	$9,889	$22,133

YEAR ENDED DECEMBER 31, 2007:
Federal	$29,946	$(3,793)	$26,153
State	6,797	(1,287)	5,510

	$36,743	$(5,080)	$31,663

The following table presents a reconciliation of income taxes computed at the Federal statutory rate to the actual effective rate for the years ended December 31:

	2009	2008	2007
Statutory Federal income tax rate	35.0%	35.0%	35.0%
Goodwill impairment	-20.0%	0.5%	0.0%
State tax, net of Federal income tax benefit	2.9%	3.2%	3.8%
Tax-exempt income	2.2%	-5.4%	-3.1%
Tax credits	1.0%	-2.9%	-2.3%
Other	-0.1%	-0.2%	0.0%

Effective income tax rate	21.0%	30.2%	33.4%

The following table reflects the effects of temporary differences that give rise to the components of the net deferred tax asset (recorded in other assets on the consolidated balance sheets) as of December 31:

(in thousands)

	2009	2008
DEFERRED TAX ASSETS:
Allowance for loan and lease losses	$43,529	$38,422
Tax credits	13,871	10,199
Accrued severance and deferred compensation	10,445	11,580
Other real estate owned	4,369	—
Net operating loss carryforwards	3,386	—
Discount on trust preferred securities	2,891	3,053
Basis differences of stock and securities	2,842	—
Loans	1,927	1,759
Other	7,579	8,722

Total gross deferred tax assets	90,839	73,735

DEFERRED TAX LIABILITIES:
Fair market value adjustment on junior subordinated debentures	19,734	16,963
Unrealized gain on investment securities	17,290	9,382
Intangibles	12,943	15,378
Leased assets	5,196	4,282
Mortgage servicing rights	4,974	2,169
Deferred loan fees	4,425	4,865
Premises and equipment depreciation	4,334	5,819
Other	5,062	6,023

Total gross deferred tax liabilities	73,958	64,881

Net deferred tax assets	$16,881	$8,854

The Company has determined that it is not required to establish a valuation allowance for the deferred tax assets as management believes it is more likely than not that the deferred tax assets of $90.8 million and $73.7 million at December 31, 2009 and 2008, respectively, will be realized principally through carry-back to taxable income in prior years and future reversals of existing taxable temporary differences. Management further believes that future taxable income will be sufficient to realize the benefits of temporary deductible differences that cannot be realized through carry-back to prior years or through the reversal of future temporary taxable differences.

The tax credits consist of state tax credits of $9.5 million and $10.2 million at December 31, 2009 and 2008, respectively, and $4.3 million of alternative minimum tax and federal low income housing credits at December 31, 2009. The state tax credits, comprised primarily of State of Oregon Business Energy Tax Credits (“BETC”), will be utilized to offset future state income taxes. The Company made its first BETC purchase in 2004, and has made subsequent BETC purchases in each year thereafter. Most of the state tax credits benefit a five-year period, with an eight-year carry-forward allowed. Federal low income housing credits have a twenty-year carry forward and the alternative minimum tax credits may be carried forward indefinitely. Management believes, based upon the Company’s historical performance, that the deferred tax assets relating to these tax credits will be realized in the normal course of operations, and, accordingly, management has not reduced these deferred tax assets by a valuation allowance.

The Company has state net operating loss carry forwards of $5.1 million at December 31, 2009. The state net operating losses may be carried forward twenty years in California and fifteen years in Oregon. Management believes, based upon the Company’s historical performance, that the deferred tax assets relating to state net operating losses will be realized in the normal course of operations, and, accordingly, management has not reduced these deferred tax assets by a valuation allowance.

Umpqua Holdings Corporation and Subsidiaries

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as the Oregon and California state jurisdictions. Except for the California amended returns of an acquired institution for the tax years 2001, 2002, and 2003, and only as it relates to the net interest deduction taken on these amended returns, the Company is no longer subject to U.S. federal or Oregon state tax authority examinations for years before 2006 and California state tax authority examinations for years before 2004. The Internal Revenue Service concluded an examination of the Company’s U.S. income tax returns for 2003 and 2004 in the second quarter of 2006 and concluded an examination of the Company’s U.S. amended income tax return for 2005 in the third quarter of 2009. The results of these examinations had no significant impact on the Company’s financial statements.

The Company adopted the revised provisions of FASB ASC 740, Income Taxes, (“ASC 740”), relating to the accounting for uncertainty in income taxes on January 1, 2007. Upon the implementation of the revised provisions, the Company recognized no material adjustment in the form of a liability for unrecognized tax benefits. The Company periodically reviews its income tax positions based on tax laws and regulations and financial reporting considerations, and records adjustments as appropriate. This review takes into consideration the status of current taxing authorities’ examinations of the Company’s tax returns, recent positions taken by the taxing authorities on similar transactions, if any, and the overall tax environment.

The Company recorded a liability for unrecognized tax benefits relating to California tax incentives and temporary differences in the amount of $1.3 million and $895,000 during 2009 and 2008 respectively. The Company had gross unrecognized tax benefits recorded as of December 31, 2009 and 2008 in the amounts of $2.3 million and $1.0 million, respectively. If recognized the unrecognized tax benefit would impact the 2009 annual effective tax rate by -.26%. During 2009, the Company also accrued $201,000 of interest related to unrecognized tax benefits, which is reported by the Company as a component of tax expense. As of December 31, 2009, the accrued interest related to unrecognized tax benefits is $365,000.

Detailed below is a reconciliation of the Company’s unrecognized tax benefits, gross of any related tax benefits, for the years ended December 31, 2009 and 2008, respectively:

(in thousands)

	2009	2008
Balance, beginning of period	$1,042	$—
Changes based on tax positions related to the current year	692	(1,036)
Changes based on tax positions related to prior years	589	2,078
Reductions for tax positions of prior years	(60)	—
Settlements	—	—

Balance, end of period	$2,263	$1,042

NOTE 12.    INTEREST BEARING DEPOSITS

The following table presents the major types of interest bearing deposits at December 31, 2009 and 2008:

(in thousands)

	2009	2008
Negotiable order of withdrawal (NOW)	$872,184	$752,931
Savings and money market	2,813,805	2,335,158
Time, $100,000 and over	1,603,410	1,311,207
Other time less than $100,000	752,703	935,560

Total interest bearing deposits	$6,042,102	$5,334,856

The following table presents interest expense for each deposit type for the years ended December 31, 2009, 2008 and 2007:

(in thousands)

	2009	2008	2007
NOW	$4,884	$8,005	$13,286
Savings and money market	27,457	47,734	79,784
Time, $100,000 and over	36,070	42,690	48,816
Other time less than $100,000	20,331	30,941	38,954

Total interest on deposits	$88,742	$129,370	$180,840

The following table presents the scheduled maturities of time deposits as of December 31, 2009:

(in thousands)

2010	$2,144,543
2011	141,313
2012	32,506
2013	15,904
2014	20,002
Thereafter	1,845

Total time deposits	$2,356,113

The following table presents the remaining maturities of time deposits of $100,000 or more as of December 31, 2009:

(in thousands)

Three months or less	$560,056
Over three months through six months	374,227
Over six months through twelve months	535,794
Over twelve months	133,333

Time, $100,000 and over	$1,603,410

NOTE 13.    SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The following table presents information regarding securities sold under agreements to repurchase at December 31, 2009 and 2008:

(dollars in thousands)

	Repurchase Amount	Weighted Average Interest Rate	Carrying Value of Underlying Assets	Market Value of Underlying Assets
December 31, 2009	$45,180	1.05%	$46,166	$46,166
December 31, 2008	$47,588	1.22%	$48,626	$48,626

The securities underlying agreements to repurchase entered into by the Bank are for the same securities originally sold, with a one-day maturity. In all cases, the Bank maintains control over the securities. Securities sold under agreements to repurchase averaged approximately $56.8 million, $47.7 million and $49.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. The maximum amount outstanding at any month end for the years ended December 31, 2009, 2008 and 2007 was $64.3 million, $55.6 million and $59.6 million, respectively. Investment securities are pledged as collateral in an amount equal to or greater than the repurchase agreements.

Umpqua Holdings Corporation and Subsidiaries

NOTE 14.    FEDERAL FUNDS PURCHASED

At December 31, 2009 and 2008, the Company had no outstanding federal funds purchased balances. The Bank had available lines of credit with the FHLB totaling $2.0 billion at December 31, 2009. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $100.0 million at December 31, 2009. At December 31, 2009, the lines of credit had interest rates ranging from 0.30% to 3.00%. Availability of the lines is subject to federal funds balances available for loan, continued borrower eligibility and are reviewed and renewed periodically throughout the year. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

NOTE 15.    TERM DEBT

The Bank had outstanding secured advances from the FHLB and other creditors at December 31, 2009 and 2008 of $76.3 million and $206.5 million, respectively.

Future contractual maturities of borrowed funds (excluding purchase accounting adjustments) at December 31, 2009 are as follows:

(in thousands)

Year	Amount
2010	$75,000
2011	—
2012	—
2013	715
2014	—
Thereafter	505

Total borrowed funds	$76,220

The maximum amount outstanding from the FHLB under term advances at month end during 2009 and 2008 was $205.9 million and $236.0 million, respectively. The average balance outstanding on FHLB term advances during 2009 and 2008 was $129.2 million and $193.5 million, respectively. The average interest rate on the borrowings (excluding the accretion of purchase accounting adjustments) was 3.59% in 2009 and 3.67% in 2008. The FHLB requires the Bank to maintain a required level of investment in FHLB and sufficient collateral to qualify for notes. The Bank has pledged as collateral for these notes all FHLB stock, all funds on deposit with the FHLB, and its investments and commercial real estate portfolios, accounts, general intangibles, equipment and other property in which a security interest can be granted by the Bank to the FHLB.

NOTE 16.    JUNIOR SUBORDINATED DEBENTURES

As of December 31, 2009, the Company had 14 wholly-owned trusts (“Trusts”), including a Master Trust formed in 2007 to issue two separate series of trust preferred securities, that were formed to issue trust preferred securities and related common securities of the Trusts and are not consolidated. Nine Trusts, representing aggregate total obligations of approximately $96.0 million (fair value of approximately $107.3 million as of the merger date), were assumed in connection with previous mergers.

Following is information about the Trusts as of December 31, 2009:

Junior Subordinated Debentures

(dollars in thousands)

Trust Name	Issue Date	Issued Amount	Carrying Value(1)	Rate(2)		Effective Rate(3)	Maturity Date	Redemption Date
AT FAIR VALUE:
Umpqua Statutory Trust II	October 2002	$20,619	$14,643	Floating	(4)	11.20%	October 2032	October 2007
Umpqua Statutory Trust III	October 2002	30,928	22,254	Floating	(5)	11.20%	November 2032	November 2007
Umpqua Statutory Trust IV	December 2003	10,310	6,852	Floating	(6)	11.22%	January 2034	January 2009
Umpqua Statutory Trust V	December 2003	10,310	6,848	Floating	(6)	11.22%	March 2034	March 2009
Umpqua Master Trust I	August 2007	41,238	21,708	Floating	(7)	11.25%	September 2037	September 2012
Umpqua Master Trust IB	September 2007	20,619	13,361	Floating	(8)	11.22%	December 2037	December 2012

		134,024	85,666

AT AMORTIZED COST:
HB Capital Trust I	March 2000	5,310	6,440	10.875%		8.10%	March 2030	March 2010
Humboldt Bancorp Statutory Trust I	February 2001	5,155	5,974	10.200%		8.15%	February 2031	February 2011
Humboldt Bancorp Statutory Trust II	December 2001	10,310	11,485	Floating	(9)	2.99%	December 2031	December 2006
Humboldt Bancorp Staututory Trust III	September 2003	27,836	30,866	Floating	(10)	2.47%	September 2033	September 2008
CIB Capital Trust	November 2002	10,310	11,307	Floating	(5)	3.01%	November 2032	November 2007
Western Sierra Statutory Trust I	July 2001	6,186	6,186	Floating	(11)	3.86%	July 2031	July 2006
Western Sierra Statutory Trust II	December 2001	10,310	10,310	Floating	(9)	3.85%	December 2031	December 2006
Western Sierra Statutory Trust III	September 2003	10,310	10,310	Floating	(12)	3.18%	September 2033	September 2008
Western Sierra Statutory Trust IV	September 2003	10,310	10,310	Floating	(12)	3.18%	September 2033	September 2008

		96,037	103,188

	Total	$230,061	$188,854

(1)	Includes purchase accounting adjustments, net of accumulated amortization, for junior subordinated debentures assumed in connection with previous mergers as well as fair value adjustments related to trusts recorded at fair value.
(2)	Contractual interest rate of junior subordinated debentures.
(3)	Effective interest rate based upon the carrying value as of December 2009.
(4)	Rate based on LIBOR plus 3.35%, adjusted quarterly.
(5)	Rate based on LIBOR plus 3.45%, adjusted quarterly.
(6)	Rate based on LIBOR plus 2.85%, adjusted quarterly.
(7)	Rate based on LIBOR plus 1.35%, adjusted quarterly.
(8)	Rate based on LIBOR plus 2.75%, adjusted quarterly.
(9)	Rate based on LIBOR plus 3.60%, adjusted quarterly.
(10)	Rate based on LIBOR plus 2.95%, adjusted quarterly.
(11)	Rate based on LIBOR plus 3.58%, adjusted quarterly.
(12)	Rate based on LIBOR plus 2.90%, adjusted quarterly.

Umpqua Holdings Corporation and Subsidiaries

The $230.1 million of trust preferred securities issued to the Trusts as of December 31, 2009 and 2008, with carrying values of $188.9 and $196.2 million, respectively, are reflected as junior subordinated debentures in the consolidated balance sheets. The common stock issued by the Trusts is recorded in other assets in the consolidated balance sheets, and totaled $6.9 million at December 31, 2009 and 2008.

All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of December 31, 2009, under guidance issued by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Effective April 11, 2005, the Federal Reserve Board adopted a rule that permits the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. The Federal Reserve Board rule, with a five-year transition period set to end on March 31, 2009, would have limited the aggregate amount of trust preferred securities and certain other restricted core capital elements to 25% of Tier 1 capital, net of goodwill and any associated deferred tax liability. The rule allowed the amount of trust preferred securities and certain other elements in excess of the limit to be included in Tier 2 capital, subject to restrictions. In response to the stressed conditions in the financial markets and in order to promote stability in the financial markets and the banking industry, on March 17, 2009, the Federal Reserved adopted a new rule that delayed the effective date of the new limits on the inclusion of trust preferred securities and other restricted core capital elements in Tier 1 capital until March 31, 2011. At December 31, 2009, the Company’s restricted core capital elements were 19.3% of total core capital, net of goodwill and any associated deferred tax liability. There can be no assurance that the Federal Reserve Board will not further limit the amount of trust preferred securities permitted to be included in Tier 1 capital for regulatory capital purposes.

On January 1, 2007 the Company selected the fair value measurement option for certain pre-existing junior subordinated debentures of $97.9 million (the Umpqua Statutory Trusts). The remaining junior subordinated debentures as of the adoption date were acquired through business combinations and were measured at fair value at the time of acquisition. In 2007, the Company issued two series of trust preferred securities and elected to measure each instrument at fair value. Accounting for the junior subordinated debentures originally issued by the Company at fair value enables us to more closely align our financial performance with the economic value of those liabilities. Additionally, we believe it improves our ability to manage the market and interest rate risks associated with the junior subordinated debentures. The junior subordinated debentures measured at fair value and amortized cost have been presented as separate line items on the balance sheet. The ending carrying (fair) value of the junior subordinated debentures measured at fair value represents the estimated amount that would be paid to transfer these liabilities in an orderly transaction amongst market participants under current market conditions as of the measurement date.

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

In the second quarter of 2009, due to continued inactivity in the junior subordinated debenture and related markets and clarified guidance relating to the determination of fair value when the volume and level of activity for an asset or liability have significantly decreased or where transactions are not orderly, management has evaluated and determined to rely on a third-party pricing service to estimate the fair value of these liabilities. The pricing service utilizes an income approach valuation technique, specifically an option-adjusted spread (“OAS”) valuation model. This OAS model values the cash flows over multiple interest rate scenarios and discounts these cash flows using a credit risk adjustment spread over the three month LIBOR swap curve. The OAS model currently being utilized is more sophisticated and computationally intensive than the model previously used; however, the models react similarly to changes in the underlying inputs, and the results are considered comparable. With the assistance of a third-party pricing service, we determined that a credit risk adjusted spread of 675 basis points is representative of the nonperformance risk premium a market participant would require under current market conditions as of December 31, 2009. Generally, an increase in the credit risk adjusted spread and/or a decrease in the swap curve will result in positive fair value adjustments. Conversely, a decrease in the credit risk adjusted spread and/or an increase in the swap curve will result in negative fair value adjustments.

For the years ended December 31, 2009, 2008 and 2007, we recorded gains of $6.5 million, $38.9 million and $4.9 million, respectively, resulting from the change in fair value of the junior subordinated debentures recorded at fair value. The change in fair value of the junior subordinated debentures carried at fair value during these periods primarily result from the widening of the credit risk adjusted spread. Management believes that the credit risk adjusted spread being utilized is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Future contractions in the credit risk adjusted spread relative to the spread currently utilized to measure the Company’s junior subordinated debentures at fair value as of December 31, 2009, or the passage of time, will result in negative fair value adjustments. Generally, an increase in the credit risk adjusted spread and/or a decrease in the three month LIBOR swap curve will result in positive fair value adjustments. Conversely, a decrease in the credit risk adjusted spread and/or an increase in the three month LIBOR swap curve will result in negative fair value adjustments. In management’s estimation, the change in fair value of the junior subordinated debentures during the periods represent changes in the market’s nonperformance risk expectations and pricing of this type of debt, and not as a result of changes to our entity-specific credit risk. These gains were recorded in gain on junior subordinated debentures carried at fair value within non-interest income. The contractual interest expense on junior subordinated debentures continues to be recorded on an accrual basis and is reported in interest expense. The junior subordinated debentures recorded at fair value of $85.7 million had contractual unpaid principal amounts of $134.0 million outstanding as of December 31, 2009. The junior subordinated debentures recorded at fair value of $92.5 million had contractual unpaid principal amounts of $134.0 million outstanding as of December 31, 2008.

NOTE 17.    EMPLOYEE BENEFIT PLANS

Employee Savings Plan—Substantially all of the Bank’s and Umpqua Investments’ employees are eligible to participate in the Umpqua Bank 401(k) and Profit Sharing Plan (the “Umpqua 401(k) Plan”), a defined contribution and profit sharing plan sponsored by the Company. Employees may elect to have a portion of their salary contributed to the plan in conformity with Section 401(k) of the Internal Revenue Code. At the discretion of the Company’s Board of Directors, the Company may elect to make matching and/or profit sharing contributions to the Umpqua 401(k) Plan based on profits of the Bank. The Company’s contributions under the plan charged to expense amounted to $2.1 million, $2.3 million and $2.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

In connection with the North Bay acquisition, the Bank became the sponsor of the North Bay 401(k) plan. On May 1, 2007, the North Bay 401(k) plan was frozen and no further contributions were made to that plan. On January 1, 2008, the North Bay 401(k) plan was merged with the Bank’s 401(k) plan.

Supplemental Retirement Plan—The Company has established the Umpqua Holdings Corporation Deferred Compensation & Supplemental Retirement Plan (the “DC/SRP”), a nonqualified deferred compensation plan to help supplement the retirement income of certain highly compensated executives selected by resolution of the Company’s Board of Directors. The DC/SRP has two components, a supplemental retirement plan (“SRP”) and a deferred compensation plan (“DCP”). The Company may make discretionary contributions to the SRP. For the years ended December 31, 2009, 2008 and 2007, the Company’s matching contribution charged to expense for these supplemental plans totaled $6,000, $73,000 and $65,000, respectively. The plan balances at December 31, 2009 and 2008 were $358,000 and $327,000, respectively, and are recorded in other liabilities. Under the DCP, eligible officers may elect to defer up to 50% of their salary into a plan account. The plan balance at December 31, 2009 was $142,000. At December 31, 2008, there were no DCP balances.

Salary Continuation Plans—The Bank sponsors various salary continuation plans for the CEO and certain retired employees. These plans are unfunded, and provide for the payment of a specified amount on a monthly basis for a specified period (generally 10 to 20 years) after retirement. In the event of a participant employee’s death prior to or during retirement, the Bank

Umpqua Holdings Corporation and Subsidiaries

is obligated to pay to the designated beneficiary the benefits set forth under the plan. At December 31, 2009 and 2008, liabilities recorded for the estimated present value of future salary continuation plan benefits totaled $15.6 million and $15.0 million, respectively, and are recorded in other liabilities. For the years ended December 31, 2009, 2008 and 2007, expense recorded for the salary continuation plan benefits totaled $1.8 million, $1.9 million and $1.0 million, respectively.

Deferred Compensation Plans and Rabbi Trusts—The Bank from time to time adopts deferred compensation plans that provide certain key executives with the option to defer a portion of their compensation. In connection with prior acquisitions, the Bank assumed liability for certain deferred compensation plans for key employees, retired employees and directors. Subsequent to the effective date of the acquisitions, no additional contributions were made to these plans. At December 31, 2009 and 2008, liabilities recorded in connection with deferred compensation plan benefits totaled $5.0 million and $5.9 million, respectively, and are recorded in other liabilities.

The Bank has established and sponsors, for some deferred compensation plans assumed in connection with prior mergers, irrevocable trusts commonly referred to as “Rabbi Trusts.” The trust assets (generally cash and trading assets) are consolidated in the Company’s balance sheets and the associated liability (which equals the related asset balances) is included in other liabilities. The asset and liability balances related to these trusts as of December 31, 2009 and 2008 were $1.6 million and $1.5 million, respectively.

The Bank has purchased, or acquired through mergers, life insurance policies in connection with the implementation of certain executive supplemental income, salary continuation and deferred compensation retirement plans. These policies provide protection against the adverse financial effects that could result from the death of a key employee and provide tax-exempt income to offset expenses associated with the plans. It is the Bank’s intent to hold these policies as a long-term investment. However, there will be an income tax impact if the Bank chooses to surrender certain policies. Although the lives of individual current or former management-level employees are insured, the Bank is the owner and sole or partial beneficiary. At December 31, 2009 and 2008, the cash surrender value of these policies was $86.9 million and $83.7 million, respectively. At December 31, 2009 and 2008, the Bank also had liabilities for post-retirement benefits payable to other partial beneficiaries under some of these life insurance policies of $1.3 million and $1.3 million, respectively. The Bank is exposed to credit risk to the extent an insurance company is unable to fulfill its financial obligations under a policy. In order to mitigate this risk, the Bank uses a variety of insurance companies and regularly monitors their financial condition.

NOTE 18.    COMMITMENTS AND CONTINGENCIES

Lease Commitments—The Company leases 119 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

Rent expense for the years ended December 31, 2009, 2008 and 2007 was $13.0 million, $12.7 million and $11.9 million, respectively. Rent expense was offset by rent income of $555,000, $668,000 and $657,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

The following table sets forth, as of December 31, 2009, the future minimum lease payments under non-cancelable operating leases and future minimum income receivable under non-cancelable operating subleases:

(in thousands)

	Lease Payments	Sublease Income
2010	$12,221	$691
2011	11,629	582
2012	10,471	293
2013	8,662	138
2014	7,359
Thereafter	24,525	—

Total	$74,867	$1,704

Financial Instruments with Off-Balance-Sheet Risk—The Company’s financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank’s business and involve elements of credit, liquidity and interest rate risk. The following table presents a summary of the Bank’s commitments and contingent liabilities:

(in thousands)

As of December 31, 2009
Commitments to extend credit	$934,963
Commitments to extend overdrafts	$193,180
Commitments to originate loans held for sale	$91,205
Forward sales commitments	$55,252
Standby letters of credit	$46,249

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including international trade finance, commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank has not been required to perform on any financial guarantees but incurred losses of $23,000 in connection with standby letters of credit during the year ended December 31, 2009. The Bank has not been required to perform on any financial guarantees and did not incur any losses in connection with standby letters of credit during the years ended December 31, 2008 and 2007. At December 31, 2009, approximately $26.9 million of standby letters of credit expire within one year, and $19.3 million expire thereafter. Upon issuance, the Company recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. Fees are recognized ratably over the term of the standby letter of credit. The fair value of guarantees associated with standby letters of credit was $92,000 as of December 31, 2009.

At December 31, 2009 and 2008, the reserve for unfunded commitments, which is included in other liabilities on the consolidated balance sheet, was $731,000 and $1.0 million, respectively. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amounts of commitments, loss experience, and economic conditions.

Mortgage loans sold to investors may be sold with servicing rights retained, with only the standard legal representations and warranties regarding recourse to the Bank. Management believes that any liabilities that may result from such recourse provisions are not significant.

Umpqua Holdings Corporation and Subsidiaries

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

As of December 31, 2009, the value of the Class A shares was $87.46 per share. Utilizing the conversion ratio effective July 2009, the value of unredeemed Class A equivalent shares owned by the Company was $23.9 million as of December 31, 2009, and has not been reflected in the accompanying financial statements.

In the ordinary course of business, various claims and lawsuits are brought by and against the Company, the Bank and Umpqua Investments. In the opinion of management, there is no pending or threatened proceeding in which an adverse decision could result in a material adverse change in the Company’s consolidated financial condition or results of operations. Management has considered the potential impact of one or more adverse decisions in the actions brought by Kevin D. Padrick, Trustee of the Summit Accommodators Liquidating Trust and Danae Miller, et al., as described in Part II, Item 1. Based on the allegations in the complaint and our understanding of the relevant facts and circumstances, we believe that the claim is without merit and the Company is vigorously defending the claim. No loss accrual has been made for either of these claims in the accompanying audited consolidated financial statements.

Concentrations of Credit Risk—The Company grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington and California. In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 81% and 79%, respectively, of the Company’s loan and lease portfolio at December 31, 2009 and 2008. Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectibility, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Company’s primary market areas in particular, such as was seen with the deterioration in the residential development market since 2007 and aspects of our commercial real estate, commercial construction and commercial loan portfolios, could have an adverse impact on the repayment of these loans. Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

NOTE 19.    DERIVATIVES

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates (“MBS TBAs”) in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position. There were no counterparty default losses on forward contracts in 2009, 2008 or 2007. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At December 31, 2009, the Bank had commitments to originate mortgage loans held for sale totaling $91.2 million and forward sales commitments of $55.3 million.

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

Umpqua Holdings Corporation and Subsidiaries

The following tables summarize the types of derivatives, separately by assets and liabilities, their locations on the consolidated balance sheets, and the fair values of such derivatives as of December 31, 2009 and 2008:

(in thousands)

Underlying Risk Exposure	Description	Balance Sheet Location	2009	2008
Asset Derivatives
Interest rate contracts	Rate lock commitments	Other assets	$124	$1,170
Interest rate contracts	Forward sales commitments	Other assets	845	151

Total asset derivatives			$969	$1,321

Liability Derivatives
Interest rate contracts	Rate lock commitments	Other liabilities	$133	$3
Interest rate contracts	Forward sales commitments	Other liabilities	—	583

Total liability derivatives			$133	$586

The following table summarizes the types of derivatives, their location on the Consolidated Statements of Operations, and the losses recorded in 2009, 2008 and 2007:

(in thousands)

Underlying Risk Exposure	Description	Income Statement Location	2009	2008	2007
Interest rate contracts	Rate lock commitments	Mortgage banking revenue	$(1,176)	$1,099	$117
Interest rate contracts	Forward sales commitments	Mortgage banking revenue	(255)	(184)	(122)
Interest rate contracts	MSR hedge instruments	Mortgage banking revenue	—	(2,398)	(334)

Total			$(1,431)	$(1,483)	$(339)

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

NOTE 20.    SHAREHOLDERS’ EQUITY

On November 14, 2008, in exchange for an aggregate purchase price of $214.2 million, the Company issued and sold to the United States Department of the Treasury (“U.S. Treasury”) pursuant to the TARP Capital Purchase Program (the “CPP”) the following: (i) 214,181 shares of the Company’s newly designated non-convertible Fixed Rate Cumulative Perpetual Preferred Stock, Series A, (the “preferred stock”) no par value per share and liquidation preference $1,000 per share (and $214.2 million liquidation preference in the aggregate) and (ii) a warrant to purchase up to 2,221,795 shares of the Company’s common stock, no par value per share, at an exercise price of $14.46 per share, subject to certain customary anti-dilution and other adjustments.

In connection with the issuance and sale of the Company’s securities, the Company entered into a Letter Agreement including the Securities Purchase Agreement – Standard Terms, dated November 14, 2008, with the U.S. Treasury (the “Agreement”). The Agreement grants the holders of the preferred stock, the warrant and the common stock to be issued under the warrant registration rights and subjects the Company to executive compensation limitations included in the Emergency Economic Stabilization Act of 2008. For regulatory purposes, the preferred stock is considered Tier 1 capital. The preferred stock has no maturity date.

The preferred stock bears cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter, in each case, applied to the $1,000 per share liquidation preference, but will only be paid when, as and if declared by the

Company’s Board of Directors out of funds legally available therefor. Dividend payments are payable quarterly in arrears on the 15th day of February, May, August and November of each year. In January 2010, the Board declared a dividend in the amount of $2.7 million, which is payable in February 2010. As of December 31, 2009, no dividends on the preferred stock were in arrears.

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

Under the original terms of the CPP, the preferred stock may only be redeemed within the first three years from the date of issuance with the proceeds from a qualified equity offering that results in aggregate gross proceeds to the Company of not less that 25% of the issue price of the preferred stock. A qualified equity offering means the sale of Tier 1 qualifying perpetual preferred stock or common stock for cash. This requirement was removed under the provisions of the American Recovery and Reinvestment Act of 2009. As a result, the preferred stock, plus all accrued and unpaid dividends, may be redeemed by the Company subject to the approval of the Federal Reserve.

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

In accordance with the relevant accounting pronouncements and a letter from the Securities and Exchange Commission’s (the “SEC”) Office of the Chief Accountant, the Company recorded the preferred stock and detachable warrants within Stockholders’ Equity on the Consolidated Balance Sheets. The preferred stock and detachable warrants were initially recognized based on their relative fair values at the date of issuance. As a result, the preferred stock’s carrying value is at a discount to the liquidation value or stated value. The discount is considered an unstated dividend cost that shall be amortized over the period preceding commencement of the perpetual dividend using the effective interest method, by charging the imputed dividend cost against retained earnings and increasing the carrying amount of the preferred stock by a corresponding amount. The discount is therefore being amortized over five years using a 6.35% effective interest rate. The total stated dividends (whether or not declared) and unstated dividend cost combined represents a period’s total preferred stock dividend, which is deducted from net income to arrive at net earnings available to common shareholders on the Consolidated Statements of Operations.

Umpqua Holdings Corporation and Subsidiaries

As the preferred stock and detachable warrants were initially recognized based on their relative fair values at the date of issuance, the value allocated to the warrants is different than the estimated fair value of the warrants as of the grant date. The following assumptions were used to determine the fair value of the warrants as of the grant date:

Dividend yield	4.17%
Expected life (years)	10.0
Expected volatility	46%
Risk-free rate	3.72%
Fair value per warrant at grant date	$4.94
Relative fair value per warrant at grant date	$5.52

On August 13, 2009, the Company raised $258.7 million through a public offering by issuing 26,538,461 shares of the Company’s common stock, including 3,461,538 shares pursuant to the underwriters’ over-allotment option, at a share price of $9.75 per share. The net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses were $245.7 million. The net proceeds from the offering qualify as Tier 1 capital and will be used for general corporate purposes, which may include capital to support growth and acquisition opportunities and to position the Company for redemption of preferred stock issued to the U.S. Treasury under the Capital Purchase Program. In connection with the Company’s public offering in the third quarter of 2009, the number of shares of common stock underlying the warrant held by the U.S. Treasury was reduced by 50%, to 1,110,898 shares.

Stock Plans—The Company’s 2007 Long Term Incentive Plan (“2007 LTI Plan”) authorizes the award of up to 1 million restricted stock unit grants, which are subject to performance-based vesting as well as other approved vesting conditions. The Company’s 2003 Stock Incentive Plan (“2003 Plan”) provides for grants of up to 2 million shares. The 2003 Plan further provides that no grants may be issued if existing options and subsequent grants under the 2003 Plan exceed 10% of the Company’s outstanding shares on a diluted basis. Under the terms of the 2003 Plan, options and awards generally vest ratably over a period of five years, the exercise price of each option equals the market price of the Company’s common stock on the date of the grant, and the maximum term is ten years.

The Company has options outstanding under two prior plans adopted in 1995 and 2000, respectively. With the adoption of the 2003 Plan, no additional grants can be issued under the previous plans. The Company also assumed various plans in connection with mergers and acquisitions but does not make grants under those plans. During 2007, in connection with the North Bay merger, a total of 542,000 options were exchanged for North Bay stock options granted at an exchange ratio of 1.228 Umpqua stock options for each North Bay stock option outstanding. All of the North Bay options were vested as of the date the merger was completed.

The following table summarizes information about stock option activity for the years ended December 31, 2009, 2008 and 2007:

(shares in thousands)

	2009		2008		2007
	Options Outstanding	Weighted Avg. Exercise Price	Options Outstanding	Weighted Avg. Exercise Price	Options Outstanding	Weighted Avg. Exercise Price
Balance, beginning of year	1,819	$15.66	1,582	$15.94	1,807	$14.78
Granted	229	$9.34	527	$14.20	50	$26.12
Acquisitions	—	$—	—	$—	542	$13.39
Exercised	(51)	$5.93	(132)	$9.34	(767)	$11.67
Forfeited/expired	(234)	$16.20	(158)	$18.96	(50)	$21.21

Balance, end of year	1,763	$15.05	1,819	$15.66	1,582	$15.94

Options exercisable, end of year	1,071	$15.90	1,121	$15.05	1,215	$13.91

The following table summarizes information about outstanding stock options issued under all plans as of December 31, 2009:

(shares in thousands)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Avg. Remaining Contractual Life (Years)	Weighted Avg. Exercise Price	Options Exercisable	Weighted Avg. Exercise Price
$4.58 to $9.23	420	6.6	$7.26	220	$5.50
$9.33 to $13.34	378	4.8	$11.50	234	$11.60
$13.46 to $16.98	354	7.2	$15.34	131	$15.27
$17.45 to $23.49	457	4.4	$21.29	338	$21.62
$24.25 to $28.43	154	5.9	$25.76	148	$25.68

	1,763	5.7	$15.05	1,071	$15.90

The compensation cost related to stock options, including costs related to unvested options assumed in connection with acquisitions, that has been charged against income (included in salaries and employee benefits) was $1.4 million, $1.0 million and $1.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. The total income tax benefit recognized in the income statement related to stock options was $541,000, $420,000 and $540,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The total intrinsic value (which is the amount by which the stock price exceeds the exercise price) of both options outstanding and options exercisable as of December 31, 2009, was $3.3 million and $2.2 million, respectively. The weighted average remaining contractual term of options exercisable was 4.4 years as of December 31, 2009. The total intrinsic value of options exercised was $220,000, $666,000 and $8.7 million, in the years ended December 31, 2009, 2008 and 2007, respectively. During the years ended December 31, 2009, 2008 and 2007, the amount of cash received from the exercise of stock options was $301,000, $1.2 million and $9.0 million, respectively. As of December 31, 2009, there was $1.6 million of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a weighted-average period of 2.8 years.

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

(shares in thousands)

	2009		2008		2007
	Restricted Shares Outstanding	Average Grant Date Fair Value	Restricted Shares Outstanding	Average Grant Date Fair Value	Restricted Shares Outstanding	Average Grant Date Fair Value
Balance, beginning of year	216	$23.42	247	$25.11	122	$26.36
Granted	26	$9.83	32	$15.18	172	$24.31
Released	(46)	$23.81	(42)	$25.81	(31)	$24.96
Forfeited/expired	(9)	$22.85	(21)	$26.11	(16)	$26.28

Balance, end of year	187	$21.46	216	$23.42	247	$25.11

The compensation cost related to restricted stock awards that has been charged against income (included in salaries and employee benefits) was $1.4 million, $1.2 million and $1.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. The total income tax benefit recognized in the income statement related to restricted stock awards was $548,000, $493,000 and $533,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The total fair value of restricted

Umpqua Holdings Corporation and Subsidiaries

shares vested was $445,000, $660,000 and $757,000, for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, there was $2.5 million of total unrecognized compensation cost related to nonvested restricted stock awards which is expected to be recognized over a weighted-average period of 2.4 years.

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

(shares in thousands)

	2009		2008		2007
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance, beginning of year	301	$19.48	194	$24.52	—	$—
Granted	114	$8.01	183	$14.33	194	$24.52
Released	(23)	$21.33	—	$—	—	$—
Forfeited/expired	(57)	$18.98	(76)	$19.95	—	$—

Balance, end of year	335	$15.54	301	$19.48	194	$24.52

For the year ended December 31, 2009, the Company recorded a reversal of compensation cost of $539,000 related to restricted stock units that has been credited to salaries and employee benefits expense. The compensation cost related to restricted stock units that has been charged against income was $1.6 million for the year ended December 31, 2008. The total income tax expense recognized in the income statement related to restricted stock units was $215,000 for the year ended December 31, 2009, and the total income tax benefit recognized in the income statement related to restricted stock units was $645,000 for the year ended December 31, 2008. The reduction of compensation expense recognized in 2009 as compared to 2008 is due to the reduction of units expected to vest as a result of the achievement of performance conditions. No compensation expense was recognized for the year ended December 31, 2007 as none of the performance-based vesting conditions were or were expected to be met. The total fair value of restricted stock units vested and released was $186,000 for the year ended December 31, 2009. No restricted stock unites were vested and released for the years ended December 31, 2008 and 2007. As of December 31, 2009, there was $297,000 of total unrecognized compensation cost related to nonvested restricted stock units which is expected to be recognized over a weighted-average period of 1.1 years, assuming the current expectation of performance conditions are met.

For the years ended December 31, 2009, 2008 and 2007, the Company received income tax benefits of $326,000, $527,000, and $3.4 million, respectively, related to the exercise of non-qualified employee stock options, disqualifying dispositions in the exercise of incentive stock options, the vesting of restricted shares and the vesting of restricted stock units. For the year ended December 31, 2009, the Company had net tax deficiencies (tax deficiency resulting from tax deductions less than the compensation cost recognized) of $369,000, compared to net tax deficiencies of $195,000 for the year ended December 31, 2008. Only cash flows from gross excess tax benefits are classified as financing cash flows.

Share Repurchase Plan—The Company’s share repurchase plan, which was approved by the Board and announced in August 2003, originally authorized the repurchase of up to 1.0 million shares. Prior to 2007, the authorization was amended to increase the repurchase limit to 2.5 million shares. On April 19, 2007, the Company announced an expansion of the Board of Directors approved common stock repurchase plan, increasing the repurchase limit to 6.0 million shares and extending the plan’s expiration date from June 30, 2007 to June 30, 2009. On April 21, 2009, the Board of Directors approved a further extension to the expiration date of the common stock repurchase plan from June 30, 2009 to June 30, 2011. As of December 31, 2009, a total of 1.5 million shares remained available for repurchase. The Company repurchased no shares under the repurchase plan in 2009 or 2008. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, our capital plan, and are subject to certain limitations resulting from the Company’s participation in the TARP Capital Purchase Program.

We also have certain stock option and restricted stock plans which provide for the payment of the option exercise price or withholding taxes by tendering previously owned or recently vested shares. During the year ended December 31, 2009, there were no shares tendered in connection with option exercises. During the year ended December 31, 2008, there were 263 shares tendered in connection with option exercises. Restricted shares cancelled to pay withholding taxes totaled 11,257 and 7,936 shares during the years ended December 31, 2009 and 2008, respectively. Restricted stock units cancelled to pay withholding taxes totaled 8,259 during the year ended December 31, 2009. No restricted stock units were cancelled to pay withholding taxes during the year ended December 31, 2008.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2009, that the Company meets all capital adequacy requirements to which it is subject.

Umpqua Holdings Corporation and Subsidiaries

The Company’s capital amounts and ratios as of December 31, 2009 and 2008 are presented in the following table:

(dollars in thousands)

	Actual		For Capital Adequacy purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
AS OF DECEMBER 31, 2009:
Total Capital
(to Risk Weighted Assets)
Consolidated	$1,197,831	17.16%	$558,429	8.00%	$698,037	10.00%
Umpqua Bank	$938,653	13.46%	$557,892	8.00%	$697,365	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$1,110,311	15.91%	$279,148	4.00%	$418,722	6.00%
Umpqua Bank	$851,227	12.21%	$278,862	4.00%	$418,293	6.00%
Tier I Capital
(to Average Assets)
Consolidated	$1,110,311	12.79%	$347,243	4.00%	$434,054	5.00%
Umpqua Bank	$851,227	9.81%	$347,085	4.00%	$433,857	5.00%

AS OF DECEMBER 31, 2008:
Total Capital
(to Risk Weighted Assets)
Consolidated	$1,041,882	14.62%	$570,113	8.00%	$712,642	10.00%
Umpqua Bank	$943,986	13.25%	$569,954	8.00%	$712,442	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$952,725	13.37%	$285,034	4.00%	$427,550	6.00%
Umpqua Bank	$854,829	12.00%	$284,943	4.00%	$427,415	6.00%
Tier I Capital
(to Average Assets)
Consolidated	$952,725	12.38%	$307,827	4.00%	$384,784	5.00%
Umpqua Bank	$854,829	11.13%	$307,216	4.00%	$384,020	5.00%

The Company is a registered financial holding company under the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”), and is subject to the supervision of, and regulation by, the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank is an Oregon state chartered bank with deposits insured by the Federal Deposit Insurance Corporation (“FDIC”), and is subject to the supervision and regulation of the Director of the Oregon Department of Consumer and Business Services, administered through the Division of Finance and Corporate Securities, and to the supervision and regulation of the California Department of Financial Institutions, the Washington Department of Financial Institutions and the FDIC. As of December 31, 2009, the most recent notification from the FDIC categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. The Company is not subject to the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s regulatory capital category.

NOTE 22.    FAIR VALUES

The following table presents estimated fair values of the Company’s financial instruments as of December 31, 2009 and December 31, 2008, whether or not recognized or recorded at fair value in the Consolidated Balance Sheets:

(in thousands)

	2009		2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$605,413	$605,413	$204,676	$204,676
Trading securities	2,273	2,273	1,987	1,987
Securities available for sale	1,795,616	1,795,616	1,238,712	1,238,712
Securities held to maturity	6,061	6,136	15,812	8,379
Loans held for sale	33,715	33,715	22,355	22,355
Loans and leases, net	5,891,610	5,208,893	6,035,509	5,515,970
Restricted equity securities	15,211	15,211	16,491	16,491
Mortgage servicing rights	12,625	12,625	8,205	8,205
Bank owned life insurance assets	86,853	86,853	83,666	83,666
Derivatives	969	969	1,321	1,321
Visa Class B common stock	—	19,336	—	12,536

FINANCIAL LIABILITIES:
Deposits	$7,440,434	$7,440,631	$6,588,935	$6,605,170
Securities sold under agreement to repurchase	45,180	45,180	47,588	47,588
Term debt	76,274	77,130	206,531	208,998
Junior subordinated debentures, at fair value	85,666	85,666	92,520	92,520
Junior subordinated debentures, at amortized cost	103,188	69,194	103,655	77,426
Derivatives	133	133	586	586

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2009 and 2008:

(in thousands)

	Fair Value at December 31, 2009
Description	Total	Level 1	Level 2	Level 3
Trading securities
Obligations of states and political subdivisions	$693	$693	$—	$—
Equity securities	1,438	1,438	—	—
Other investments securities(1)	142	142	—	—
Available for sale securities
U.S. Treasury and agencies	11,794	—	11,794	—
Obligations of states and political subdivisions	211,825	—	211,825	—
Residential mortgage-backed securities and collateralized mortgage obligations	1,569,849	—	1,569,849	—
Other debt securities	159	—	159	—
Investments in mutual funds and other equity securities	1,989	—	1,989	—
Mortgage servicing rights, at fair value	12,625	—	—	12,625
Derivatives	969	—	969	—

Total assets measured at fair value	$1,811,483	$2,273	$1,796,585	$12,625

Junior subordinated debentures, at fair value	$85,666	$—	$—	$85,666
Derivatives	133	—	133	—

Total liabilities measured at fair value	$85,799	$—	$133	$85,666

Umpqua Holdings Corporation and Subsidiaries

	Fair Value at December 31, 2008
Description	Total	Level 1	Level 2	Level 3
Trading securities
Obligations of states and political subdivisions	$1,054	$1,054	$—	$—
Equity securities	803	803	—	—
Other investments securities(1)	130	130	—	—
Available for sale securities
U.S. Treasury and agencies	31,226	—	31,226	—
Obligations of states and political subdivisions	179,585	—	179,585	—
Residential mortgage-backed securities and collateralized mortgage obligations	1,025,295	—	1,025,295	—
Other debt securities	634	—	634	—
Investments in mutual funds and other equity securities	1,972	—	1,972	—
Mortgage servicing rights, at fair value	8,205	—	8,205	—
Derivatives	1,321	—	1,321	—

Total assets measured at fair value	$1,250,225	$1,987	$1,248,238	$—

Junior subordinated debentures, at fair value	$92,520	$—	$—	$92,520
Derivatives	586	—	586	—

Total liabilities measured at fair value	$93,106	$—	$586	$92,520

(1)	Principally represents U.S. Treasury and agencies or residential mortgage-backed securities issued or guaranteed by governmental agencies.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash and Cash Equivalents—For short-term instruments, including cash and due from banks, and interest bearing deposits with banks, the carrying amount is a reasonable estimate of fair value.

Securities—Fair values for investment securities are based on quoted market prices when available or through the use of alternative approaches, such as matrix or model pricing, or broker indicative bids, when market quotes are not readily accessible or available.

Loans Held For Sale—For loans held for sale, carrying value approximates fair value.

Loans—Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, including commercial, real estate and consumer loans. Each loan category is further segregated by fixed and variable rate, performing and nonperforming categories. The carrying values of variable rate real estate construction and development loans are discounted by a liquidity adjustment related to the current market environment. For the remaining variable rate loans, carrying value approximates fair value. The fair value of fixed rate loans is calculated by discounting contractual cash flows at rates which similar loans are currently being made and a liquidity adjustment related to the current market environment. The fair value of non-accrual loans are discounted further by credit and liquidity adjustments given the current market conditions.

Restricted Equity Securities—The carrying value of restricted equity securities approximates fair value as the shares can only be redeemed by the issuing institution at par.

Mortgage Servicing Rights—The fair value of mortgage servicing rights is estimated using a discounted cash flow model. Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income. This model is periodically validated by an independent external model validation group. The model assumptions and the MSR fair value estimates are also compared to observable trades of similar portfolios as well as to MSR broker valuations and industry surveys, as available. Due to the limited observability of all significant inputs utilized in the valuation model, particularly the discount rate and projected constant prepayment rate, and how changes in these assumptions could potentially impact the ending valuation of this asset, as well as the lack of readily available quotes or observable trades of similar assets in the current period, we began classifying this as a Level 3 fair value measure in the third quarter of 2009. The transfer into Level 3 did not result in any changes in the methodology applied or the amount of realized or unrealized gains or losses recognized in the period. Management believes the significant inputs utilized are indicative of those that would be used by market participants.

Bank Owned Life Insurance Assets—Fair values of insurance policies owned are based on the insurance contract’s cash surrender value.

Deposits—The fair value of deposits with no stated maturity, such as non-interest bearing deposits, savings and interest checking accounts, and money market accounts, is equal to the amount payable on demand as of December 31, 2009 and 2008. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

Junior Subordinated Debentures—The fair value of junior subordinated debentures is estimated using an income approach valuation technique. The ending carrying (fair) value of the junior subordinated debentures measured at fair value represents the estimated amount that would be paid to transfer these liabilities in an orderly transaction amongst market participants. Due to the increasing credit concerns in the capital markets and inactivity in the trust preferred markets that have limited the observability of market spreads, we have classified this as a Level 3 fair value measure since the third quarter of 2008. In the second quarter of 2009, due to continued inactivity in the junior subordinated debenture and related markets and clarified guidance relating to the determination of fair value when the volume and level of activity for an asset or liability have significantly decreased or where transactions are not orderly, management evaluated and determined to rely on a third-party pricing service to estimate the fair value of these liabilities. The pricing service utilizes an income approach valuation technique, specifically an option-adjusted spread (“OAS”) valuation model. This OAS model values the cash flows over multiple interest rate scenarios and discounts these cash flows using a credit risk adjustment spread over the three month LIBOR swap curve. Prior to the second quarter of 2009, we estimated the fair value of junior subordinated debentures using an internal discounted cash flow model. The OAS model currently being utilized is more sophisticated and computationally intensive than the model previously used; however, the models react similarly to changes in the underlying inputs, and the results are considered comparable. With the assistance of a third-party pricing service, we determined that a credit risk adjusted spread of 675 basis points is representative of the nonperformance risk premium a market participant would require under current market conditions as of December 31, 2009.

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

Umpqua Holdings Corporation and Subsidiaries

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2009 and 2008. The amount included in the “Transfer into Level 3” column represents the beginning balance of an item in the period (interim quarter) for which it was designated as a Level 3 fair value measure.

(in thousands)

	Beginning Balance	Change included in earnings	Purchases and issuances	Sales and settlements	Transfers into Level 3	Ending Balance	Net change in unrealized gains or losses relating to items held at end of period
2009
Mortgage servicing rights	$—	$(1,341)	$3,335	$—	$10,631	$12,625	$(467)
Junior subordinated debentures	92,520	(1,675)	—	(5,179)	—	85,666	(1,675)
2008
Junior subordinated debentures	$—	$(30,357)	$—	$(3,662)	$126,539	$92,520	$(30,357)

Gains (losses) on mortgage servicing rights carried at fair value are recorded in mortgage banking revenue within other non-interest income. Gains resulting from the widening of the credit risk adjusted spread and changes in the three month LIBOR swap curve are recorded as gains on junior subordinated debentures carried at fair value within other non-interest income. The contractual interest expense on the junior subordinated debentures is recorded on an accrual basis as interest on junior subordinated debentures within interest expense. Settlements related to the junior subordinated debentures represent the payment of accrued interest that is embedded in the fair value of these liabilities.

Management believes that the credit risk adjusted spread being utilized is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt, and not as a result of changes to our entity-specific credit risk. The widening of the credit risk adjusted spread above the Company’s contractual spreads has primarily contributed to the positive fair value adjustments. Future contractions in the credit risk adjusted spread relative to the spread currently utilized to measure the Company’s junior subordinated debentures at fair value as of December 31, 2009, or the passage of time, will result in negative fair value adjustments. Generally, an increase in the credit risk adjusted spread and/or a decrease in the three month LIBOR swap curve will result in positive fair value adjustments. Conversely, a decrease in the credit risk adjusted spread and/or an increase in the three month LIBOR swap curve will result in negative fair value adjustments.

Additionally, from time to time, certain assets are measured at fair value on a nonrecurring basis. These adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following table presents information about the Company’s assets and liabilities measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the years ended December 31, 2009 and 2008. The amounts disclosed below represent the fair values at the time the nonrecurring fair value measurements were made, and not necessarily the fair value as of the dates reported upon.

(in thousands)

	December 31, 2009
Description	Total	Level 1	Level 2	Level 3
Investment securities, held to maturity
Residential mortgage-backed securities and collateralized mortgage obligations	$2,875	$—	$—	$2,875
Loans and leases	138,134	—	—	138,134
Goodwill	607,307	—	—	607,307
Other intangible assets, net	295	—	—	295
Other real estate owned	16,607	—	—	16,607

	$765,218	$—	$—	$765,218

	December 31, 2008
Description	Total	Level 1	Level 2	Level 3
Investment securities, held to maturity
Residential mortgage-backed securities and collateralized mortgage obligations	$169	$—	$—	$169
Other debt securities	150	—	—	150
Loans and leases	65,752	—	—	65,752
Goodwill	2,715	—	—	2,715
Other real estate owned	4,251	—	—	4,251

	$73,037	$—	$—	$73,037

The following table presents the losses resulting from nonrecurring fair value adjustments for the years ended December 31, 2009, 2008 and 2007:

(in thousands)

	2009	2008	2007
Investment securities, held to maturity
Residential mortgage-backed securities and collateralized mortgage obligations	$10,334	$3,816	$—
Other debt securities	—	225	—
Loans and leases	185,810	86,607	32,335
Goodwill	111,952	982	—
Other intangible assets, net	804	—	—
Other real estate owned	12,247	5,084	—

Total loss from nonrecurring measurements	$321,147	$96,714	$32,335

The investment securities held to maturity above represent non-agency collateralized mortgage obligations where other-than-temporary impairment (“OTTI”) has been identified and the investments have been adjusted to fair value. The fair value of these investments securities were obtained from third-party pricing services using matrix or model pricing methodologies and were corroborated by broker indicative bids. While we do not expect to recover the entire amortized cost basis of these securities, as we do not intend to sell these securities and it is not likely that we will be required to sell these securities before maturity, only the credit loss component of the impairment is recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. The remaining impairment loss related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to a separate component other comprehensive income (“OCI”). We estimate the cash flows of the underlying collateral within each security considering credit, interest and prepayment risk models that incorporate management’s estimate of projected key assumptions including prepayment rates, collateral default rates and loss severity. Assumptions utilized vary from security to security, and are influenced by factors such as loan interest rates, geographic location, borrower characteristics and vintage, and historical experience. We then use a third party to obtain information about the structure of each security, including subordination and other credit enhancements, in order to determine how the underlying collateral cash flows will be distributed to each security issued in the structure. These cash flows are then discounted at the interest rate used to recognize interest income on each security.

Umpqua Holdings Corporation and Subsidiaries

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

The goodwill amount above represents goodwill that has been adjusted to fair value. The impairment charge recognized in 2009 relates to the Community Banking reporting segment. The Company engaged an independent valuation consultant to assist the Company in estimating the fair value of the Community Banking reporting unit for step one of the goodwill impairment test. We utilized a variety of valuation techniques to analyze and measure the estimated fair value of the reporting unit under both the income and market valuation approach. Under the income approach, the fair value of the reporting unit is determined by projecting future earnings for five years, utilizing a terminal value based on expected future growth rates, and applying a discount rate reflective of current market conditions. The estimation of forecasted earnings uses management’s best estimates of economic and market conditions over the projected periods and considers estimated growth rates in loans and deposits and future expected changes in net interest margins. Various market-based valuation approaches are utilized and include applying market price to earnings, core deposit premium, and tangible book value multiples as observed from relevant, comparable peer companies of the reporting unit. We also valued the reporting unit by applying an estimated control premium to the market capitalization. Weightings are assigned to each of the aforementioned model results, judgmentally allocated based on the observability and reliability of the inputs, to arrive at a final fair value estimate of the reporting unit. Because the step one analysis indicated that the implied fair value of goodwill was likely lower than the carrying amount, we completed step two of the goodwill impairment test. In step two of the goodwill impairment test, we calculated the fair value for the reporting unit’s assets and liabilities, as well as its unrecognized identifiable intangible assets, such as the core deposit intangible and trade name, in order to determine the implied fair value of goodwill. Fair value adjustments to items on the balance sheet primarily related to investment securities held to maturity, loans, other real estate owned, Visa Class B common stock, deferred taxes, deposits, term debt, and junior subordinated debentures carried at amortized cost. The external valuation specialist assisted management to estimate the fair value of our unrecognized identifiable assets, such as the core deposit intangible and trade name. Information relating to our methodologies for estimating the fair value of financial instruments is described above. Additional discussion relating to the significant assumptions utilized by management to estimate fair value in the second step of our goodwill impairment analysis, including the loans receivable portfolio and non-financial instruments, can be found in Note 7. Through this process, the Company determined that the implied fair value of the reporting unit’s goodwill was less than its carrying amount, and as a result, we recognized a goodwill impairment charge equal to that deficit. The goodwill impairment charge recognized in 2008 relates to the Retail Brokerage reporting segment. The impairment resulted from the Company’s evaluation following the departure of certain financial advisors. The valuation of the impairment at the Retail Brokerage operating segment was determined using an income approach by discounting cash flows of forecasted earnings.

The other intangible asset, net, amount above represents a merchant servicing portfolio income stream that has been adjusted to fair value. The impairment charge is a result of a decrease in the actual and expected future cash flows related to the income stream. The fair value of the merchant servicing portfolio was determined using an income approach (discounted cash flow model). Future cash flows were estimated based on actual historical experience and consideration of future expectations, including the discount revenue rates, offsetting operating expenses, growth and attrition rates, as well as other factors, discounted at a 14% discount rate.

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

NOTE 23.    EARNINGS PER COMMON SHARE

The following is a computation of basic and diluted earnings per common share for the years ended December 31, 2009, 2008 and 2007:

(in thousands, except per share)

	2009	2008	2007
NUMERATORS:
Net (loss) income	$(153,366)	$51,044	$63,268
Preferred stock dividends	12,866	1,620	—
Dividends and undistributed earnings allocated to participating securities(1)	30	154	187

Net (loss) earnings available to common shareholders	$(166,262)	$49,270	$63,081

DENOMINATORS:
Weighted average number of common shares outstanding—basic	70,399	60,084	59,828
Effect of potentially dilutive common shares(2)	—	340	576

Weighted average number of common shares outstanding—diluted	70,399	60,424	60,404

(LOSS) EARNINGS PER COMMON SHARE:
Basic	$(2.36)	$0.82	$1.05
Diluted	$(2.36)	$0.82	$1.04

(1)	Represents dividends paid and undistributed earnings allocated to nonvested restricted stock awards.

(2)	Represents the effect of the assumed exercise of warrants, assumed exercise of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units, based on the treasury stock method.

The following table presents the weighted average outstanding non-participating securities that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive for the years ended December 31, 2009, 2008 and 2007:

(in thousands)

	2009	2008	2007
Stock options	1,826	1,136	510
CPP warrant	1,811	291	—
Non-participating, nonvested restricted shares	17	26	—
Restricted stock units	100	3	—

	3,754	1,456	510

In the fourth quarter of 2008, the Company issued the CPP warrant to the U.S. Treasury to purchase up to 2,221,795 shares of common stock. This security was not included in the computation of diluted EPS for the years ended December 31, 2009 and 2008 because the warrant’s exercise price was greater than the average market price of common shares. The weighted average number of outstanding common stock underlying the CPP warrant in 2008 is calculated from the date of issuance. The weighted average number of outstanding common stock underlying the CPP warrant in 2009 reflects the 50% reduction of the number of shares of common stock underlying the warrant in connection with the Company’s qualifying public offering in the third quarter of 2009.

NOTE 24.    OPERATING SEGMENTS

The Company operates three primary segments: Community Banking, Mortgage Banking and Retail Brokerage. The Community Banking segment’s principal business focus is the offering of loan and deposit products to its business and retail customers in its primary market areas. As of December 31, 2009, the Community Banking segment operates 155 locations throughout Oregon, Northern California and Washington.

The Mortgage Banking segment, which operates as a division of the Bank, originates, sells and services residential mortgage loans.

Umpqua Holdings Corporation and Subsidiaries

The Retail Brokerage segment consists of the operations of Umpqua Investments, which offers a full range of retail brokerage services and products to its clients who consist primarily of individual investors. The Company accounts for intercompany fees and services between Umpqua Investments and the Bank at an estimated fair value according to regulatory requirements for services provided. Intercompany items relate primarily to management services.

Summarized financial information concerning the Company’s reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

Year Ended December 31, 2009

(in thousands)

	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated
Interest income	$410,805	$122	$12,805	$423,732
Interest expense	99,383	—	3,641	103,024

Net interest income	311,422	122	9,164	320,708
Provision for loan and lease losses	209,124	—	—	209,124
Non-interest income	45,275	9,349	18,892	73,516
Non-interest expense	353,322	11,878	14,203	379,403

(Loss) income before income taxes	(205,749)	(2,407)	13,853	(194,303)
(Benefit from) provision for income taxes	(45,527)	(951)	5,541	(40,937)

Net (loss) income	(160,222)	(1,456)	8,312	(153,366)
Preferred stock dividends	12,866	—	—	12,866
Dividends and undistributed earnings allocated to participating securities	30	—	—	30

Net (loss) earnings available to common shareholders	$(173,118)	$(1,456)	$8,312	$(166,262)

Total assets	$9,127,104	$13,634	$240,634	$9,381,372
Total loans	$5,807,214	$—	$192,053	$5,999,267
Total deposits	$7,432,647	$—	$7,787	$7,440,434

Year Ended December 31, 2008

(in thousands)

	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated
Interest income	$430,205	$35	$12,306	$442,546
Interest expense	147,070	—	5,169	152,239

Net interest income	283,135	35	7,137	290,307
Provision for loan and lease losses	107,678	—	—	107,678
Non-interest income	95,043	9,439	2,636	107,118
Non-interest expense	199,029	9,425	8,116	216,570

Income before income taxes	71,471	49	1,657	73,177
Provision for income taxes	21,063	407	663	22,133

Net income (loss)	50,408	(358)	994	51,044
Preferred stock dividends	1,620	—	—	1,620
Dividends and undistributed earnings allocated to participating securities	154	—	—	154

Net earnings (loss) available to common shareholders	$48,634	$(358)	$994	$49,270

Total assets	$8,376,734	$7,656	$213,160	$8,597,550
Total loans	$5,951,047	$—	$180,327	$6,131,374
Total deposits	$6,582,440	$—	$6,495	$6,588,935

Year Ended December 31, 2007

(in thousands)

	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated
Interest income	$472,836	$63	$15,493	$488,392
Interest expense	194,139	—	8,299	202,438

Net interest income	278,697	63	7,194	285,954
Provision for loan and lease losses	41,730	—	—	41,730
Non-interest income	45,970	10,750	8,109	64,829
Non-interest expense	195,320	9,876	8,926	214,122

Income before income taxes	87,617	937	6,377	94,931
Provision for income taxes	28,748	364	2,551	31,663

Net income	58,869	573	3,826	63,268
Preferred stock dividends	—	—	—	—
Dividends and undistributed earnings allocated to participating securities	187	—	—	187

Net earnings available to common shareholders	$58,682	$573	$3,826	$63,081

Total assets	$8,120,970	$8,332	$210,751	$8,340,053
Total loans	$5,869,125	$—	$186,510	$6,055,635
Total deposits	$6,581,709	$—	$7,617	$6,589,326

NOTE 25.    RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has made loans to its directors and executive officers (and their associated and affiliated companies). All such loans have been made on the same terms as those prevailing at the time of origination to other borrowers.

The following table presents a summary of aggregate activity involving related party borrowers for the years ended December 31, 2009, 2008 and 2007:

(in thousands)

	2009	2008	2007
Loans outstanding at beginning of year	$13,968	$9,628	$12,191
New loans and advances	1,819	7,714	2,460
Less loan repayments	(3,471)	(3,374)	(3,619)
Reclassification(1)	(15)	—	(1,404)

Loans outstanding at end of year	$12,301	$13,968	$9,628

(1)	Represents loans that were once considered related party but are no longer considered related party, or loans that were not related party that subsequently became related party loans.

At December 31, 2009 and 2008 deposits of related parties amounted to $14.3 million and $8.0 million, respectively.

Umpqua Holdings Corporation and Subsidiaries

NOTE 26.    PARENT COMPANY FINANCIAL STATEMENTS

Condensed Balance Sheets

December 31,

(in thousands)

	2009	2008
ASSETS
Non-interest bearing deposits with subsidiary banks	$215,190	$70,481
Investments in:
Bank subsidiary	1,535,981	1,611,612
Nonbank subsidiaries	19,853	14,322
Other assets	5,499	5,013

Total assets	$1,776,523	$1,701,428

LIABILITIES AND SHAREHOLDERS’ EQUITY
Payable to bank subsidiary	$60	$7
Other liabilities	21,092	18,238
Junior subordinated debentures, at fair value	85,666	92,520
Junior subordinated debentures, at amortized cost	103,188	103,655

Total liabilities	210,006	214,420
Shareholders’ equity	1,566,517	1,487,008

Total liabilities and shareholders’ equity	$1,776,523	$1,701,428

Condensed Statements of Income

Year Ended December 31,

(in thousands)

	2009	2008	2007
INCOME
Dividends from subsidiaries	$18,306	$52,953	$104,540
Other income	6,656	38,528	5,307

Total income	24,962	91,481	109,847

EXPENSES
Management fees paid to subsidiaries	305	183	150
Other expenses	10,079	14,638	18,017

Total expenses	10,384	14,821	18,167

Income before income tax and equity in undistributed earnings of subsidiaries	14,578	76,660	91,680
Income tax (benefit) expense	(1,677)	9,736	(5,011)

Net income before equity in undistributed earnings of subsidiaries	16,255	66,924	96,691
(Distributions in excess) equity in undistributed earnings of subsidiaries	(169,621)	(15,880)	(33,423)

Net (loss) income	(153,366)	51,044	63,268
Preferred stock dividends	12,866	1,620	—
Dividends and undistributed earnings allocated to participating securities	30	154	187

Net (loss) earnings available to common shareholders	$(166,262)	$49,270	$63,081

Condensed Statements of Cash Flows

Year Ended December 31,

(in thousands)

	2009	2008	2007
OPERATING ACTIVITIES:
Net (loss) income	$(153,366)	$51,044	$63,268
Adjustment to reconcile net (loss) income to net cash provided by operating activities:
(Distributions in excess) equity in undistributed earnings of subsidiaries	169,621	15,880	33,423
Gain on sale of investment securities	(79)	—	—
Depreciation, amortization and accretion	(467)	(1,025)	(1,099)
Change in fair value of junior subordinated debentures	(6,854)	(39,166)	(4,829)
Net (increase) decrease in other assets	(637)	1,184	(207)
Net increase (decrease) in other liabilities	1,523	13,889	(2,164)

Net cash provided by operating activities	9,741	41,806	88,392

INVESTING ACTIVITIES:
Investment in subsidiaries	(87,000)	(160,000)	1,084
Acquisitions	—	—	2,596
Proceeds from investment securities available for sale	—	—	797
Proceeds from investment securities held to maturity	229	—	—
Net decrease (increase) in receivables from subsidiaries	—	283	(121)

Net cash (used) provided by investing activities	(86,771)	(159,717)	4,356

FINANCING ACTIVITIES:
Net increase (decrease) in payables to subsidiaries	53	—	(13)
Proceeds from the issuance of subordinated debentures	—	—	60,000
Repayment of junior subordinated debentures	—	—	(36,084)
Proceeds from issuance of preferred stock	—	201,927	—
Proceeds from issuance of warrants	—	12,254	—
Net proceeds from issuance of common stock	245,697
Dividends paid on preferred stock	(10,739)	—	—
Dividends paid on common stock	(13,399)	(45,796)	(43,461)
Stock repurchased	(174)	(129)	(96,291)
Proceeds from exercise of stock options	301	1,233	8,955

Net cash provided (used) by financing activities	221,739	169,489	(106,894)

Change in cash and cash equivalents	144,709	51,578	(14,146)
Cash and cash equivalents, beginning of year	70,481	18,903	33,049

Cash and cash equivalents, end of year	$215,190	$70,481	$18,903

Umpqua Holdings Corporation and Subsidiaries

NOTE 27.    QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following tables present the summary results for the eight quarters ending December 31, 2009

2009

(in thousands, except per share information)

	2009
	December 31	September 30	June 30	March 31	Four Quarters
Interest income	$107,485	$107,088	$104,783	$104,376	$423,732
Interest expense	22,941	25,326	25,794	28,963	103,024

Net interest income	84,544	81,762	78,989	75,413	320,708
Provision for loan losses	68,593	52,108	29,331	59,092	209,124
Non-interest income	13,024	17,925	27,050	15,517	73,516
Non-interest expense	72,500	68,349	178,603	59,951	379,403

Loss before income taxes	(43,525)	(20,770)	(101,895)	(28,113)	(194,303)
(Benefit from) provision for income taxes	(16,843)	(13,626)	2,396	(12,864)	(40,937)

Net loss	(26,682)	(7,144)	(104,291)	(15,249)	(153,366)
Preferred stock dividends	3,234	3,225	3,216	3,191	12,866
Dividends and undistributed earnings allocated to participating securities	8	7	7	8	30

Net loss available to common shareholders	$(29,924)	$(10,376)	$(107,514)	$(18,448)	$(166,262)

Basic loss per common share	$(0.34)	$(0.14)	$(1.79)	$(0.31)
Diluted loss per common share	$(0.34)	$(0.14)	$(1.79)	$(0.31)

Cash dividends declared per common share	$0.05	$0.05	$0.05	$0.05

2008

(in thousands, except per share information)

	2008
	December 31	September 30	June 30	March 31	Four Quarters
Interest income	$106,658	$109,722	$110,725	$115,441	$442,546
Interest expense	33,614	36,014	37,190	45,421	152,239

Net interest income	73,044	73,708	73,535	70,020	290,307
Provision for loan losses	31,955	35,454	25,137	15,132	107,678
Non-interest income	20,881	36,664	19,979	29,594	107,118
Non-interest expense	56,304	58,490	54,289	47,487	216,570

Income before income taxes	5,666	16,428	14,088	36,995	73,177
Provision for income taxes	1,836	4,041	3,932	12,324	22,133

Net income	3,830	12,387	10,156	24,671	51,044
Preferred stock dividends	1,620	—	—	—	1,620
Dividends and undistributed earnings allocated to participating securities	5	37	30	82	154

Net earnings available to common shareholders	$2,205	$12,350	$10,126	$24,589	$49,270

Basic earnings per common share	$0.04	$0.21	$0.17	$0.41
Diluted earnings per common share	$0.04	$0.20	$0.17	$0.41

Cash dividends declared per common share	$0.05	$0.19	$0.19	$0.19

NOTE 28.    SUBSEQUENT EVENTS

FDIC-assisted Purchase & Assumption—EvergreenBank

On January 22, 2010, the Washington Department of Financial Institutions closed EvergreenBank, Seattle, Washington, and appointed the Federal Deposit Insurance Corporation (“FDIC”) as its receiver. That same date, Umpqua Bank assumed the banking operations of EvergreenBank from the FDIC under a whole bank purchase and assumption agreement with loss sharing. Through this agreement, Umpqua Bank now operates seven additional store locations in the greater Seattle, Washington market.

The following table summarizes the gross book values of items assumed as recorded on EvergreenBank’s financial statement at the date of assumption, and do not include the fair value and other purchase accounting adjustments. The Company expects to finalize and record all opening balance purchase accounting adjustments during the first quarter of 2010. Significant adjustments to the book values of net assets assumed include, but are not limited to, recognizing the core deposit intangible and FDIC loss-sharing receivable assets, and adjusting loans, other real estate owned, time deposits and term debt to fair value. Additionally, Umpqua has a 90 day option to purchase any or all of the Bank’s owned premises and to assume any or all of the Bank’s leased premises.

January 22, 2010
Assets Acquired:
Cash and equivalents	$18,919
Investment securities	6,923
Loans, net	369,942
Other real estate owned	4,843
Other assets	1,507

Total assets acquired	$402,134

Liabilities Assumed:
Deposits	$284,752
Term debt	58,317
Other liabilities	254

Total liabilities assumed	343,323

Net assets acquired	$58,811

Umpqua assumed both the insured and non-insured deposits balances, at a premium of 1.0%. The loss sharing agreement between the FDIC and Umpqua Bank, which covers all loans and other real estate owned that have been assumed, and business combination fair value adjustments, significantly mitigates the risk of future loss on the loan portfolio acquired. Under the terms of the loss sharing agreement, the FDIC will absorb a specified percentage of net losses in excess of Umpqua’s first loss tranche. Generally, the FDIC will absorb 80% of losses and share in 80% of loss recoveries on the first $90 million of losses, and absorb 95% of losses and share in 95% of loss recoveries on losses exceeding $90 million. The term for loss sharing on residential real estate loans is ten years, and the term for loss sharing on non-residential real estate loans is five years with respect to losses and eight years with respect to recoveries. The reimbursed losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the assumption. New loans made after that date are not covered by the loss sharing agreement.

Public Offerings of Common Stock and Common Stock Equivalent Securities

On February 3, 2010, the Company raised $303.6 million in gross proceeds through its previously announced underwritten public offering, by issuing 8,625,000 shares of the Company’s common stock, including 1,125,000 shares pursuant to the underwriter’s over-allotment option at a price of $11.00 per share; and 18,975,000 depository shares, including 2,475,000 depository shares pursuant to the underwriter’s over-allotment option, also at a price of $11.00 per share. The depository

Umpqua Holdings Corporation and Subsidiaries

shares, as described below, represent interests in a series of Umpqua Holdings Corporation’s preferred stock designated as the Series B common stock equivalent.

The net proceeds to the Company after deducting underwriting discounts and commissions and estimated offering expenses are expected to be approximately $287.9 million. The net proceeds from the common stock offering and, if and when converted into common stock, the net proceeds of the depositary shares offering will qualify as both tangible common equity and regulatory Tier 1 capital and will be used, together with existing funds, to redeem preferred stock issued to the U.S. Treasury under the TARP Capital Purchase Program, to fund FDIC-assisted acquisition opportunities, similar to the recently announced acquisition of certain assets and deposits of EvergreenBank in an FDIC-assisted transaction, and for general corporate purposes.

The depositary shares, each of which represents a 1/100th interest in a share of Umpqua Holdings Corporation’s Series B common stock equivalent, entitle the holders, through the depository, to a proportional fractional interest in the rights and preferences of such share of common stock equivalent represented by the depositary share, including conversion, dividend, liquidation and voting rights. Each share of common stock equivalent has a liquidation amount of $1,100 and is initially subject to conversion into 100 shares of Umpqua Holdings Corporation’s common stock (and, correspondingly, each depositary share is initially subject to conversion into one share of Umpqua Holdings Corporation’s common stock). Umpqua Holdings Corporation has received approval to list the depositary shares on The NASDAQ Global Select Market under the symbol “UMPQP,” and trading commenced immediately.

TARP Repayment

On February 17, 2010, the Company repurchased all of the outstanding preferred stock that the Company issued to the U.S. Treasury in November 2008 for an aggregate purchase price of $214.2 million, which included accrued and unpaid dividends of $59,500. As a result of the repurchase of the preferred stock, the Company incurred a one-time deemed dividend of $9.7 million due to the accelerated amortization of the issuance discount on the preferred stock.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES.

On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Our Disclosure Control Committee operates under a charter that was approved by our Audit and Compliance Committee. As of December 31, 2009, our management, including our Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us, that is required to be included in our periodic SEC filings.

Although we change and improve our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the fourth quarter 2009 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment and those criteria, we believe that, as of December 31, 2009, the Company maintained effective internal control over financial reporting.

The Company’s registered public accounting firm has audited the Company’s consolidated financial statements and the effectiveness of our internal control over financial reporting as of and for the year ended December 31, 2009 that are included in this annual report and issued their Report of Independent Registered Public Accounting Firm, appearing under Item 8. The attestation report expresses an unqualified opinion on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2009.

February 19, 2010

ITEM 9B.    OTHER INFORMATION.

None.

Umpqua Holdings Corporation

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference to Umpqua’s Proxy Statement for the April 2010 annual meeting of shareholders under the captions “Annual Meeting Business”, “Information About Directors and Executive Officers”, “Corporate Governance Overview” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

(3)	The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed on the Index of Exhibits to this annual report on Form 10-K on sequential page 161.

Umpqua Holdings Corporation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Umpqua Holdings Corporation has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on February 19, 2010.

UMPQUA HOLDINGS CORPORATION (Registrant)

By:	/s/ Raymond P. Davis	Date: February 19, 2010
Raymond P. Davis, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raymond P. Davis Raymond P. Davis	President, Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2010

/s/ Ronald L. Farnsworth Ronald L. Farnsworth	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 19, 2010

/s/ Neal T. McLaughlin Neal T. McLaughlin	Executive Vice President, Treasurer (Principal Accounting Officer)	February 19, 2010

/s/ Ronald F. Angell Ronald F. Angell	Director	February 19, 2010

Allyn C. Ford	Director

/s/ Peggy Y. Fowler Peggy Y. Fowler	Director	February 19, 2010

/s/ David B. Frohnmayer David B. Frohnmayer	Director	February 19, 2010

/s/ Stephen M. Gambee Stephen M. Gambee	Director	February 19, 2010

/s/ Dan Giustina Dan Giustina	Director	February 19, 2010

/s/ Jose Hermocillo Jose Hermocillo	Director	February 19, 2010

Signature	Title	Date

William A. Lansing	Director

/s/ Luis Machuca Luis Machuca	Director	February 19, 2010

/s/ Diane D. Miller Diane D. Miller	Director	February 19, 2010

/s/ Bryan L. Timm Bryan L. Timm	Director	February 19, 2010

/s/ Hilliard Terry Hilliard Terry	Director	February 19, 2010

/s/ Frank R. J. Whittaker Frank R. J. Whittaker	Director	February 19, 2010

Umpqua Holdings Corporation

EXHIBIT INDEX

Exhibit

3.1	Restated Articles of Incorporation with Designation of Fixed Rate Cumulative Perpetual Preferred Stock, Series A and designation of Series B Common Stock Equivalent preferred stock.
3.2	(a)	Bylaws
4.1	(b)	Specimen Common Stock Certificate
4.2	(c)	Amended and Restated Declaration of Trust for Umpqua Master Trust I, dated August 9, 2007
4.3	(d)	Indenture, dated August 9, 2007, by and between Umpqua Holdings Corporation and LaSalle Bank National Association
4.4	(e)	Series A Guarantee Agreement, dated August 9, 2007, by and between Umpqua Holdings Corporation and LaSalle Bank National Association
4.5	(f)	Series B Guarantee Agreement, dated September 6, 2007, by and between Umpqua Holdings Corporation and LaSalle Bank National Association
4.6	(g)	Series B Supplement pursuant to Amended and Restated Declaration of Trust dated August 9, 2007
4.7	(h)	Form of stock certificate for Series A preferred stock
4.8	(i)	Warrant to purchase up to 2,221,795 shares of common stock issued on November 14, 2008
4.9	(j-1)	Series B Common Stock Equivalent stock certificate
4.10	(j-2)	Deposit Agreement with Mellon Investor Services LLC
4.11	(j-3)	Depository Receipt
10.1	(k)	Third Restated Supplemental Executive Retirement Plan effective April 16, 2008 between the Company and Raymond P. Davis
10.2	(l)	Employment Agreement dated effective July 1, 2003 between the Company and Raymond P. Davis
10.3	(m)	Umpqua Holdings Corporation 2005 Performance-Based Executive Incentive Plan
10.4	(n)	2003 Stock Incentive Plan, as amended, effective March 5, 2007
10.5	(o)	2007 Long Term Incentive Plan effective March 5, 2007
10.6	(p)	Employment Agreement with Brad Copeland dated March 10, 2006
10.7		Employment Agreement with Kelly J. Johnson dated January 15, 2009
10.8		Employment Agreement with Colin Eccles dated January 21, 2009
10.9	(q)	Employment Agreement with Ronald L. Farnsworth dated March 5, 2008
10.10	(r)	Form of Long Term Incentive Restricted Stock Unit Agreement
10.11	(s)	Split-Dollar Insurance Agreement dated April 16, 2008 between the Company and Raymond P. Davis
10.12	(t)	Form of First Amendment to Employment Agreement effective September 16, 2008 between the Company and Brad Copeland
10.13	(u)	Letter Agreement dated November 14, 2008, including Securities Purchase Agreement—Standard Terms between the Company and the U.S. Department of the Treasury
12	Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm—Moss Adams LLP
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Subsequent Year Certification of the Chief Executive Officer pursuant to Section 111(b) of the Emergency Economic Stabilization Act of 2008
99.2	Subsequent Year Certification of the Chief Financial Officer pursuant to Section 111(b) of the Emergency Economic Stabilization Act of 2008

(a)	Incorporated by reference to Exhibit 3.2 to Form 8-K filed April 21, 2008
(b)	Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 (No. 333-77259) filed with the SEC on April 28, 1999
(c)	Incorporated by reference to Exhibit 4.1 to Form 8-K filed August 10, 2007
(d)	Incorporated by reference to Exhibit 4.2 to Form 8-K filed August 10, 2007
(e)	Incorporated by reference to Exhibit 4.3 to Form 8-K filed August 10, 2007
(f)	Incorporated by reference to Exhibit 4.3 to Form 8-K filed September 7, 2007
(g)	Incorporated by reference to Exhibit 4.4 to Form 8-K filed September 7, 2007
(h)	Incorporated by reference to Exhibit 4.1 to Form 8-K filed November 14, 2008
(i)	Incorporated by reference to Exhibit 4.2 to Form 8-K filed November 14, 2008
(j-1)	Incorporated by reference to Exhibit 4.2 to Form 8-K filed February 5, 2010
(j-2)	Incorporated by reference to Exhibit 4.1 to Form 8-K filed February 5, 2010
(j-3)	Incorporated by reference to Exhibit 4.3 to Form 8-K filed February 5, 2010
(k)	Incorporated by reference to Exhibit 99.1 to Form 8-K/A filed April 23, 2008
(l)	Incorporated by reference to Exhibit 10.4 to Form 10-Q filed August 11, 2003
(m)	Incorporated by reference to Appendix B to Form DEF 14A filed March 31, 2005
(n)	Incorporated by reference to Appendix A to Form DEF 14A filed March 14, 2007
(o)	Incorporated by reference to Appendix B to Form DEF 14A filed March 14, 2007
(p)	Incorporated by reference to Exhibit 10.2 to Form 8-K filed March 21, 2006
(q)	Incorporated by reference to Exhibit 99.1 to Form 8-K filed March 7, 2008
(r)	Incorporated by reference to Exhibit 10.4 to Form 10-Q filed August 3, 2007
(s)	Incorporated by reference to Exhibit 99.2 to Form 8-K filed April 22, 2008
(t)	Incorporated by reference to Exhibit 99.1 to Form 8-K filed October 8, 2008
(u)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed November 14, 2008