Form 10-Q
period 2010-03-31
UMPQUA HOLDINGS CORP
filed 2010-05-07
CIK 1077771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended:    March 31, 2010

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

☐  Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐  Large accelerated filer            ☒  Accelerated filer            ☐  Non-accelerated filer            ☐  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes     ☒  No

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practical date:

Common stock, no par value: 114,511,120 shares outstanding as of April 30, 2010

UMPQUA HOLDINGS CORPORATION

FORM 10-Q

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except shares)

	March 31, 2010	December 31, 2009
ASSETS
Cash and due from banks	$125,909	$113,353
Interest bearing deposits	895,905	491,462
Temporary investments	600	598

Total cash and cash equivalents	1,022,414	605,413
Investment securities
Trading	2,047	2,273
Available for sale, at fair value	1,782,744	1,795,616
Held to maturity, at amortized cost	6,062	6,061
Loans held for sale	34,068	33,715
Non-covered loans and leases	5,831,858	5,999,267
Allowance for loan and lease losses	(110,784)	(107,657)

Net loans and leases	5,721,074	5,891,610
Covered loans and leases	696,782	-
Restricted equity securities	31,996	15,211
Premises and equipment, net	101,686	103,266
Goodwill and other intangible assets, net	679,255	639,634
Mortgage servicing rights, at fair value	13,628	12,625
Non-covered other real estate owned	18,872	24,566
Covered other real estate owned	8,995	-
FDIC indemnification asset	147,206	-
Other assets	244,173	251,382

Total assets	$10,511,002	$9,381,372

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$1,472,408	$1,398,332
Interest bearing	6,734,814	6,042,102

Total deposits	8,207,222	7,440,434
Securities sold under agreements to repurchase	42,043	45,180
Term debt	363,828	76,274
Junior subordinated debentures, at fair value	79,563	85,666
Junior subordinated debentures, at amortized cost	103,108	103,188
Other liabilities	68,380	64,113

Total liabilities	8,864,144	7,814,855

COMMITMENTS AND CONTINGENCIES (NOTE 9)

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 2,000,000 shares authorized; Series A (liquidation preference $1,000 per share) issued and outstanding: none in 2010 and 214,181 in 2009	-	204,335
Series B (liquidation preference $1,100 per share) issued and outstanding: 189,750 in 2010 and none in 2009	198,289	-
Common stock, no par value, 100,000,000 shares authorized; issued and outstanding: 95,527,427 in 2010 and 86,785,588 in 2009	1,339,627	1,253,288
Retained earnings	75,344	83,939
Accumulated other comprehensive income	33,598	24,955

Total shareholders’ equity	1,646,858	1,566,517

Total liabilities and shareholders’ equity	$10,511,002	$9,381,372

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three months ended March 31,
	2010	2009
INTEREST INCOME
Interest and fees on loans	$90,708	$88,173
Interest and dividends on investment securities
Taxable	16,075	14,371
Exempt from federal income tax	2,187	1,800
Interest on temporary investments and interest bearing deposits	399	32

Total interest income	109,369	104,376

INTEREST EXPENSE
Interest on deposits	18,789	24,463
Interest on securities sold under agreement to repurchase and federal funds purchased	123	184
Interest on term debt	1,520	1,756
Interest on junior subordinated debentures	1,885	2,560

Total interest expense	22,317	28,963

Net interest income	87,052	75,413
PROVISION FOR LOAN AND LEASE LOSSES	42,106	59,092

Net interest income after provision for loan and lease losses	44,946	16,321

NON-INTEREST INCOME
Service charges on deposit accounts	8,365	7,701
Brokerage commissions and fees	2,639	1,379
Mortgage banking revenue, net	3,478	4,070
(Loss) gain on investment securities, net
Gain on sale of investment securities, net	1	2,172
Total other-than-temporary impairment losses	(5)	(2,137)
Portion of other-than-temporary impairment losses (transferred from) recognized in other comprehensive income	(284)	-

Total (loss) gain on investment securities, net	(288)	35
Gain on junior subordinated debentures carried at fair value	6,088	580
Bargain purchase gain on acquisition	8,456	-
Change in FDIC indemnification asset	610	-
Other income	2,718	1,752

Total non-interest income	32,066	15,517

NON-INTEREST EXPENSE
Salaries and employee benefits	36,240	31,073
Net occupancy and equipment	10,676	9,621
Communications	2,224	1,753
Marketing	1,009	970
Services	4,915	5,329
Supplies	726	795
FDIC assessments	3,444	2,625
Net loss on other real estate owned	2,311	2,299
Intangible amortization	1,308	1,362
Merger related expenses	1,906	200
Other expenses	5,112	3,924

Total non-interest expense	69,871	59,951

Income (loss) before benefit from income taxes	7,141	(28,113)
Benefit from income taxes	(2,584)	(12,864)

Net income (loss)	$9,725	$(15,249)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(UNAUDITED)

(in thousands, except per share amounts)

	Three months ended March 31,
	2010	2009
Net income (loss)	$9,725	$(15,249)
Preferred stock dividends	12,192	3,191
Dividends and undistributed earnings allocated to participating securities	15	8

Net loss available to common shareholders	$(2,482)	$(18,448)

Loss per common share:
Basic	$(0.03)	$(0.31)
Diluted	$(0.03)	$(0.31)

Weighted average number of common shares outstanding:
Basic	92,176	60,176
Diluted	92,176	60,176

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except shares)

	Preferred Stock	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total

		Shares	Amount

BALANCE AT JANUARY 1, 2009	$202,178	60,146,400	$1,005,820	$264,938	$14,072	$1,487,008
Net loss				(153,366)		(153,366)
Other comprehensive income, net of tax					10,883	10,883

Comprehensive loss						$(142,483)

Issuance of common stock		26,538,461	245,697			245,697
Stock-based compensation			2,188			2,188
Stock repurchased and retired		(19,516)	(174)			(174)
Issuances of common stock under stock plans and related net tax deficiencies		120,243	(243)			(243)
Amortization of discount on preferred stock	2,157			(2,157)		-
Dividends declared on preferred stock				(10,739)		(10,739)
Cash dividends on common stock ($0.20 per share)				(14,737)		(14,737)

Balance at December 31, 2009	$204,335	86,785,588	$1,253,288	$83,939	$24,955	$1,566,517

BALANCE AT JANUARY 1, 2010	$204,335	86,785,588	$1,253,288	$83,939	$24,955	$1,566,517
Net income				9,725		9,725
Other comprehensive income, net of tax					8,643	8,643

Comprehensive income						$18,368

Issuance of common stock		8,625,000	89,866			89,866
Stock-based compensation			626			626
Stock repurchased and retired		(19,721)	(250)			(250)
Issuances of common stock under stock plans and related net tax deficiencies		136,560	597			597
Amortization of discount on preferred stock	9,846			(9,846)		-
Redemption of preferred stock issued to U.S. Treasury	(214,181)					(214,181)
Issuance of preferred stock	198,289					198,289
Dividends declared on preferred stock				(3,681)		(3,681)
Repurchase of warrants issued to U.S. Treasury			(4,500)			(4,500)
Cash dividends on common stock ($0.05 per share)				(4,793)		(4,793)

Balance at March 31, 2010	$198,289	95,527,427	$1,339,627	$75,344	$33,598	$1,646,858

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three months ended March 31,
	2010	2009
Net income (loss)	$9,725	$(15,249)

Available for sale securities:

Unrealized gains arising during the period	13,845	6,847

Reclassification adjustment for net gains realized in earnings (net of tax expense of $1 and $869 for the three months ended March 31, 2010 and 2009, respectively)	(1)	(1,303)

Income tax expense related to unrealized gains	(5,538)	(2,739)

Net change in unrealized gains	8,306	2,805

Held to maturity securities:

Reclassification adjustment for impairments realized in net income (net of tax benefit of $379 for the three months ended March 31, 2009)	-	568

Amortization of unrealized losses on investment securities transferred to held to maturity (net of tax benefit of $41 for the three months ended March 31, 2009)	-	61

Net change in unrealized losses on investment securities transferred to held to maturity	-	629

Unrealized gains related to factors other than credit (net of tax expense of $69 for the three months ended March 31, 2010)	103	-

Reclassification adjustment for impairments realized in net income (net of tax benefit of $116 for the three months ended March 31, 2010)	173	-

Accretion of unrealized losses related to factors other than credit to investment securities held to maturity (net of tax benefit of $41 for the three months ended March 31, 2010)	61	-

Net decrease in unrealized losses related to factors other than credit	337	-

Other comprehensive income, net of tax	8,643	3,434

Comprehensive income (loss)	$18,368	$(11,815)

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three months ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,725	$(15,249)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of investment premiums, net	3,481	795
Gain on sale of investment securities, net	(1)	(2,172)
Other-than-temporary impairment on investment securities held to maturity	289	2,137
Loss on sale of non-covered other real estate owned	1,404	688
Valuation adjustment on non-covered other real estate owned	907	1,611
Provision for loan and lease losses	42,106	59,092
Bargain purchase gain on acquisition	(8,456)	-
Change in FDIC indemnification asset	(610)	-
Depreciation, amortization and accretion	3,363	2,228
Increase in mortgage servicing rights	(1,070)	(1,968)
Change in mortgage servicing rights carried at fair value	129	1,441
Change in junior subordinated debentures carried at fair value	(6,103)	(838)
Stock-based compensation	626	916
Net decrease in trading account assets	226	502
Gain on sale of loans	(1,092)	(810)
Origination of loans held for sale	(115,664)	(179,174)
Proceeds from sales of loans held for sale	116,405	168,326
Excess tax benefits from the exercise of stock options	(6)	-
Change in other assets and liabilities:
Net decrease (increase) in other assets	14,181	(25,069)
Net increase (decrease) in other liabilities	887	(2,423)

Net cash provided by operating activities	60,727	10,033

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(11,868)	(327,282)
Proceeds from investment securities available for sale	65,424	140,936
Proceeds from investment securities held to maturity	279	918
Net loan and lease originations	124,201	(17,278)
Proceeds from sales of loans	13,027	-
Proceeds from disposals of furniture and equipment	1,059	28
Purchases of premises and equipment	(3,515)	(2,451)
Proceeds from sales of other real estate owned	5,764	1,588
Cash acquired in merger, net of cash consideration paid	112,986	178,905

Net cash provided by (used) by investing activities	307,357	(24,636)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

(in thousands)

	Three months ended March 31,
	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit liabilities	55,515	19,728
Net (decrease) increase in securities sold under agreements to repurchase	(3,137)	2,686
Repayment of term debt	(66,396)	(52)
Redemption of preferred stock	(214,181)	-
Proceeds from issuance of preferred stock	198,289	-
Net proceeds from issuance of common stock	89,866	-
Redemption of warrants	(4,500)	-
Dividends paid on preferred stock	(2,732)	(2,707)
Dividends paid on common stock	(4,347)	(3,018)
Excess tax benefits from stock based compensation	6	-
Proceeds from stock options exercised	784	52
Retirement of common stock	(250)	(162)

Net cash provided by financing activities	48,917	16,527

Net increase in cash and cash equivalents	417,001	1,924
Cash and cash equivalents, beginning of period	605,413	204,676

Cash and cash equivalents, end of period	$1,022,414	$206,600

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$22,032	$30,308
Income taxes	$-	$44

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gains on investment securities available for sale, net of taxes	$8,306	$2,805
Change in unrealized losses on investment securities transferred to held to maturity, net of taxes	$-	$629
Change in unrealized losses on investment securities held to maturity related to factors other than credit, net of taxes	$337	$-
Cash dividend declared on common and preferred stock and payable after period-end	$5,740	$3,017
Transfer of loans to other real estate owned	$6,007	$8,755
Receivable from sales of other real estate owned and loans	$6,144	$-
Acquisitions:
Assets acquired	$1,076,459	$4,978
Liabilities assumed	$1,068,003	$183,883

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

The accounting and financial reporting policies of Umpqua Holdings Corporation (referred to in this report as “we”, “our” or “the Company”) conform to accounting principles generally accepted in the United States of America. The accompanying interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Umpqua Bank (“Bank”), and Umpqua Investments, Inc. (“Umpqua Investments”). Prior to July 2009, Umpqua Investments was known as Strand, Atkinson, Williams & York, Inc. All material inter-company balances and transactions have been eliminated. The consolidated financial statements have not been audited. A more detailed description of our accounting policies is included in the 2009 Annual Report filed on Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the 2009 Annual Report filed on Form 10-K.

In preparing these financial statements, the Company has evaluated events and transactions subsequent to March 31, 2010 for potential recognition or disclosure. In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period. Certain reclassifications of prior period amounts have been made to conform to current classifications.

Note 2 – Business Combinations

On January 22, 2010, the Washington Department of Financial Institutions closed EvergreenBank (“Evergreen”), Seattle, Washington and appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. That same date, Umpqua Bank assumed the banking operations of Evergreen from the FDIC under a whole bank purchase and assumption agreement with loss sharing. Under the terms of the loss sharing agreement, the FDIC will cover a substantial portion of any future losses on loans, related unfunded loan commitments, other real estate owned (“OREO”) and accrued interest on loans for up to 90 days. The FDIC will absorb 80% of losses and share in 80% of loss recoveries on the first $90 million on covered assets for Evergreen and absorb 95% of losses and share in 95% of loss recoveries exceeding $90 million, except for the Bank will incur losses up to $30.2 million before the loss-sharing will commence. The loss sharing arrangements for non-single family residential and single family residential loans are in effect for 5 years and 10 years, respectively, and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition date. With this agreement, Umpqua Bank now operates seven additional store locations in the greater Seattle,Washington market. This acquisition is consistent with our community banking expansion strategy and provides further opportunity to fill in our market presence in the greater Seattle, Washington market.

The operations of Evergreen are included in our operating results from January 23, 2010, and added revenue of $11.7 million, non-interest expense of $2.5 million, and net earnings of $6.0 million for the first quarter of 2010. Such operating results include a bargain purchase gain of $8.5 million, and are not necessarily indicative of future operating results. Evergreen’s results of operations prior to the acquisition are not included in our operating results. Merger-related expenses of $1.1 million have been incurred in connection with the acquisition of Evergreen and recognized as a separate line item on the Condensed Consolidated Statements of Operations.

On February 26, 2010, the Washington Department of Financial Institutions closed Rainier Pacific Bank (“Rainier”), Tacoma, Washington and appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. That same date, Umpqua Bank assumed the banking operations of Rainier from the FDIC under a whole bank purchase and assumption agreement with loss sharing. Under the terms of the loss sharing agreement, the FDIC will cover a substantial portion of any future losses on loans, related unfunded loan commitments, other real estate owned (“OREO”) and accrued interest on loans for up to 90 days. The FDIC will absorb 80% of losses and share in 80% of loss recoveries on the first $95 million of losses on covered assets and absorb 95% of losses and share in 95% of loss recoveries exceeding $95 million. The loss sharing arrangements for non-single family residential and single family residential loans are in effect for 5 years and 10 years, respectively, and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition dates. With this agreement, Umpqua Bank now operates 14 additional store locations in Pierce County and surrounding areas. This acquisition expands our presence in the south Puget Sound region of Washington State.

The operations of Rainier are included in our operating results from February 27, 2010, and added revenue of $2.7 million, non-interest expense of $2.1 million, and net earnings of $350,000 for the first quarter of 2010. Such operating results do not include any loan or other real estate owned losses because of the FDIC loss sharing agreement and are not necessarily indicative of future operating results. Rainier’s results of operations prior to the acquisition are not included in our operating results. Merger-related expenses of $674,000 have been incurred in connection with the acquisition of Rainier and recognized as a separate line item on the Condensed Consolidated Statements of Operations.

We refer to the acquired loan portfolios and other real estate owned as “covered loans” and “covered other real estate owned”, respectively, and these are presented as separate line items in our consolidated balance sheet. Collectively these balances are referred to as “covered assets”.

The assets acquired and liabilities assumed for the Evergreen and Rainier acquisitions have been accounted for under the acquisition method of accounting (formerly the purchase method). The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the acquisition dates. The fair values of the assets acquired and liabilities assumed were determined based on the requirements of the Fair Value Measurements and Disclosures topic of the Financial Accounting Standards Board Accounting Standards Codification (the “FASB ASC”). The foregoing fair value amounts are subject to change for up to one year after the closing date of each acquisition as additional information relating to closing date fair values becomes available. The amounts are also subject to adjustments based upon final settlement with the FDIC. In addition, the tax treatment of FDIC assisted acquisitions is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the acquisition date. The terms of the agreements provide for the FDIC to indemnify the Bank against claims with respect to liabilities of Evergreen and Rainier not assumed by the Bank and certain other types of claims identified in the agreement. The application of the acquisition method of accounting resulted in the recognition of a bargain purchase gain of $8.5 million in the Evergreen acquisition and $34.3 million of goodwill in the Rainier acquisition.

A summary of the net assets (liabilities) received from the FDIC and the estimated fair value adjustments resulting in the bargain purchase gain in the Evergreen acquisition and goodwill in the Rainier acquisition are presented below:

(in thousands)

	Evergreen	Rainier
	January 22, 2010	February 26, 2010
Cost basis net assets (liabilities)	$58,811	$(50,295)
Cash payment received from the FDIC	-	59,351
Fair value adjustments:
Loans	(118,414)	(100,060)
Other real estate owned	(2,422)	(6,581)
Other intangible assets	440	6,253
FDIC indemnification asset	73,774	72,822
Deposits	(1,023)	(1,815)
Term debt	(2,496)	(13,907)
Other	(214)	(85)

Bargain purchase gain (goodwill)	$8,456	$(34,317)

In FDIC-assisted transactions, only certain assets and liabilities are transferred to the acquirer and, depending on the nature and amount of the acquirer’s bid, the FDIC may be required to make a cash payment to the acquirer. In the Evergreen acquisition, cost basis net assets of $58.8 million were transferred to the Company. The bargain purchase gain represents the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed.

In the Rainier acquisition, cost basis net liabilities of $50.3 million and a cash payment received from the FDIC of $59.4 million were transferred to the Company. The goodwill represents the excess of the estimated fair value of the liabilities assumed over the estimated fair value of the assets acquired.

The Bank did not immediately acquire all the real estate, banking facilities, furniture or equipment of Evergreen or Rainier as part of the purchase and assumption agreements. However, the Bank has the option to purchase or lease the real estate and furniture and equipment from the FDIC. The term of this option expires 90 days from the acquisition dates, unless extended by the FDIC. Acquisition costs of the real estate and furniture and equipment will be based on current appraisals and determined at a later date.

The statement of assets acquired and liabilities assumed at their estimated fair values of Evergreen and Rainier are presented below:

(in thousands)	Evergreen	Rainier
	January 22, 2010	February 26, 2010
Assets Acquired:
Cash and equivalents	$18,919	$94,067
Investment securities	3,850	26,478
Covered loans	251,528	461,417
Premises and equipment	-	17
Restricted equity securities	3,073	13,712
Goodwill	-	34,317
Other intangible assets	440	6,253
Mortgage servicing rights	-	62
Covered other real estate owned	2,421	6,580
FDIC indemnification asset	73,774	72,822
Other assets	1,293	5,436

Total assets acquired	$355,298	$721,161

Liabilities Assumed:
Deposits	$285,775	$425,758
Term debt	60,813	293,191
Other liabilities	254	2,212

Total liabilities assumed	346,842	721,161

Net assets acquired/bargain purchase gain	$8,456	$-

The acquisition of Rainier’s assets and liabilities were significant at a level to require disclosure of one year of historical financial statements and related pro forma financial disclosure. However, given the pervasive nature of the loss sharing agreement entered into with the FDIC, the historical information of Rainier is much less relevant for purposes of assessing the future operations of the combined entity. In addition, prior to closure Rainier had not completed an audit of their financial statements, and we determined that audited financial statements are not and will not be reasonably available for the year ended December 31, 2009. Given these considerations, the Company requested, and received, relief from the Securities and Exchange Commission from submitting certain financial information of Rainier.

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

The results of the Bank of Clark County’s operations have been included in the consolidated financial statements beginning January 17, 2009 and added net earnings of approximately $659,000 and $310,000 for the first quarter of 2010 and 2009, respectively, net of tax, which primarily represents interest income earned from the proceeds of the assumption which were invested in investment securities available for sale and service income on deposits. This was partially offset by interest expense on deposits, salaries and employee benefits expense, and the accrued servicing fee paid to the FDIC. Umpqua did not incur the FDIC servicing fee expense during the second or third quarter of 2009, but began incurring overhead expenses such as salaries and employee benefits expense and rent expense. The Company does not expect to incur any significant additional acquisition-related expenses in connection with the assumption of the Bank of Clark County deposits and assets. Given the nature and terms of the FDIC-assisted purchase and assumption of assets and liabilities of the Bank of Clark County, it is deemed impractical to provide historical pro forma financial information since financial information related to assets and liabilities assumed is not available. Additionally, management believes the effect of the operations assumed from the Bank of Clark County would not have had a material impact on the Company’s historical results of operations.

Note 3 – Investment Securities

The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at March 31, 2010 and December 31, 2009:

March 31, 2010
(in thousands)

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$12,086	$142	$(4)	$12,224
Obligations of states and political subdivisions	220,118	6,774	(180)	226,712
Residential mortgage-backed securities and collateralized mortgage obligations	1,491,369	51,492	(1,227)	1,541,634
Other debt securities	145	14	-	159
Investments in mutual funds and other equity securities	1,959	56	-	2,015

	$1,725,677	$58,478	$(1,411)	$1,782,744

HELD TO MATURITY:
Obligations of states and political subdivisions	$3,196	$14	$-	$3,210
Residential mortgage-backed securities and collateralized mortgage obligations	2,866	296	(262)	2,900

	$6,062	$310	$(262)	$6,110

December 31, 2009
(in thousands)

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$11,588	$208	$(2)	$11,794
Obligations of states and political subdivisions	205,549	6,480	(204)	211,825
Residential mortgage-backed securities and collateralized mortgage obligations	1,533,149	40,272	(3,572)	1,569,849
Other debt securities	145	14	-	159
Investments in mutual funds and other equity securities	1,959	30	-	1,989

	$1,752,390	$47,004	$(3,778)	$1,795,616

HELD TO MATURITY:
Obligations of states and political subdivisions	$3,216	$11	$-	$3,227
Residential mortgage-backed securities and collateralized mortgage obligations	2,845	251	(187)	2,909

	$6,061	$262	$(187)	$6,136

Investment securities that were in an unrealized loss position as of March 31, 2010 and December 31, 2009 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

March 31, 2010
(in thousands)

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$1,511	$2	$128	$2	$1,639	$4
Obligations of states and political subdivisions	23,783	113	1,946	67	25,729	180
Residential mortgage-backed securities and collateralized mortgage obligations	114,714	1,192	908	35	115,622	1,227

Total temporarily impaired securities	$140,008	$1,307	$2,982	$104	$142,990	$1,411

HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$-	$-	$725	$262	$725	$262

Total temporarily impaired securities	$-	$-	$725	$262	$725	$262

December 31, 2009
(in thousands)

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$-	$-	$133	$2	$133	$2
Obligations of states and political subdivisions	13,209	123	1,937	81	15,146	204
Residential mortgage-backed securities and collateralized mortgage obligations	293,035	3,529	958	43	293,993	3,572

Total temporarily impaired securities	$306,244	$3,652	$3,028	$126	$309,272	$3,778

HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$-	$-	$620	$187	$620	$187

Total temporarily impaired securities	$-	$-	$620	$187	$620	$187

The unrealized losses on investments in U.S. Treasury and agencies securities were caused by interest rate increases subsequent to the purchase of these securities. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than par. Because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

The unrealized losses on obligations of political subdivisions were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities. Management monitors published credit ratings of these securities and no adverse ratings changes have occurred since the date of purchase of obligations of political subdivisions which are in an unrealized loss position as of March 31, 2010. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that Bank will be required to sell these securities before recovery of their amortized cost basis, which may be include holding each security until maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

Of the residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at March 31, 2010, 99.5% are issued or guaranteed by governmental agencies. The unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

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

The following tables present the OTTI losses for the three months ended March 31, 2010 and 2009 in the held to maturity portfolio. There were no OTTI losses for the periods shown in investment securities available for sale:

(in thousands)

	Three months ended
	2010	2009
Total other-than-temporary impairment losses	$5	$2,137
Portion of other-than-temporary impairment losses transferred from (recognized in) other comprehensive income(1)	284	-

Net impairment losses recognized in earnings(2)	$289	$2,137

(1)	Represents other-than-temporary impairment losses related to all other factors.
(2)	Represents other-than-temporary impairment losses related to credit losses.

The OTTI recognized on investment securities held to maturity relate to non-agency collateralized mortgage obligations for all periods presented. Each of these securities holds various levels of credit subordination. The underlying mortgage loans of these securities were originated from 2003 through 2007. At origination, the weighted average loan-to-value of the underlying mortgages was 69%; the underlying borrowers had weighted average FICO scores of 731, and 59% were limited documentation loans. These securities are valued by third-party pricing services using matrix or model pricing methodologies and were corroborated by broker indicative bids. We estimate cash flows of the underlying collateral for each security considering credit, interest and prepayment risk models that incorporate management’s estimate of projected key assumptions including prepayment rates, collateral default rates and loss severity. Assumptions utilized vary from security to security, and are influenced by factors such as loan interest rates, geographic location, borrower characteristics and vintage, and historical experience. We then used a third party to obtain information about the structure of each security, including subordination and other credit enhancements, in order to determine how the underlying collateral cash flows will be distributed to each security issued in the structure. These cash flows are then discounted at the interest rate used to recognize interest income on each security. We review the actual collateral performance of these securities on a quarterly basis and update the inputs as appropriate to determine the projected cash flows. The following table presents a summary of the significant inputs utilized to measure management’s estimate of the credit loss component on these non-agency collateralized mortgage obligations as of March 31, 2010:

	Range		Weighted Average
	Minimum	Minimum
Constant prepayment rate	4.0%	25.0%	14.8%
Collateral default rate	8.0%	45.0%	16.8%
Loss severity	20.0%	50.0%	34.7%

The following table presents a rollforward of the credit loss component of held to maturity debt securities that have been written down for OTTI with the credit loss component recognized in earnings and the remaining impairment loss related to all other factors recognized in OCI for the three months ended March 31, 2010:

(in thousands)

Three months ended March 31, 2010
Balance, beginning of period	$12,364
Additions:
Subsequent OTTI credit losses	289

Balance, end of period	$12,653

The following table presents the maturities of investment securities at March 31, 2010:

(in thousands)

	Available For Sale		Held To Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AMOUNTS MATURING IN:
Three months or less	$3,785	$3,804	$826	$828
Over three months through twelve months	96,925	98,767	539	545
After one year through five years	1,343,284	1,390,911	3,851	3,883
After five years through ten years	252,284	259,396	830	840
After ten years	27,440	27,851	16	14
Other investment securities	1,959	2,015	-	-

	$1,725,677	$1,782,744	$6,062	$6,110

The amortized cost and fair value of collateralized mortgage obligations and mortgage-backed securities are presented by expected average life, rather than contractual maturity, in the preceding table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay underlying loans without prepayment penalties.

The following table presents the gross realized gains and gross realized losses on the sale of securities available for sale for the three months ended March 31, 2010 and 2009:

(in thousands)

	Three months ended March 31, 2010		Three months ended March 31, 2009
	Gains	Losses	Gains	Losses
Obligations of states and political subdivisions	$2	$1	$-	$-
Residential mortgage-backed securities and collateralized mortgage obligations	-	-	2,210	38

	$2	$1	$2,210	$38

The following table presents, as of March 31, 2010, investment securities which were pledged to secure borrowings and public deposits as permitted or required by law:

(in thousands)

	Amortized Cost	Fair Value
To Federal Home Loan Bank to secure borrowings	$354,156	$369,953
To state and local governments to secure public deposits	850,253	872,965
To U.S. Treasury and Federal Reserve to secure customer tax payments	6,298	6,577
Other securities pledged, principally to secure deposits	258,489	267,922

Total pledged securities	$1,469,196	$1,517,417

Note 4 – Non-covered Loans, Leases and Allowance for Loan and Lease Losses

Non-covered loans refer to loans not covered by the FDIC loss sharing agreements. Covered loans are discussed in Note 5.

The following table presents the major types of non-covered loans recorded in the balance sheets as of March 31, 2010 and December 31, 2009. The classification of non-covered loan balances presented is reported in accordance with the regulatory reporting requirements.

Non-covered Loan Concentrations

(in thousands)

	March 31, 2010	December 31, 2009
Real estate - construction and land development	$548,375	$618,476
Real estate - commercial and agricultural	3,466,898	3,482,687
Real estate - single and multi-family residential	740,326	726,658
Commercial, industrial and agricultural	1,002,371	1,090,275
Leases	32,740	34,528
Installment and other	52,181	58,044

	5,842,891	6,010,668
Deferred loan fees, net	(11,033)	(11,401)

Total loans and leases	$5,831,858	$5,999,267

The following table summarizes activity related to the allowance for loan and lease losses (“ALLL”) on non-covered loans for the three months ended March 31, 2010 and 2009:

Allowance for Loan and Lease Losses

(in thousands)

	Three months ended March 31,
	2010	2009
Balance, beginning of period	$107,657	$95,865
Provision for loan and lease losses	42,106	59,092
Charge-offs	(39,759)	(60,414)
Recoveries	780	543

Balance, end of period	$110,784	$95,086

At March 31, 2010, the recorded investment in non-covered loans classified as impaired totaled $281.5 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses on non-covered loans) of $3.2 million. Due to declining real estate values in our markets, it is increasingly likely that an impairment reserve on collateral dependent real estate non-covered loans represents a confirmed loss. As a result, the Company recognizes the charge-off of impairment reserves on non-covered impaired loans in the period it arises for collateral dependent loans. Therefore, the non-covered non-accrual loans as of March 31, 2010 have already been written-down to their estimated net realizable value, based on disposition value, and are expected to be resolved with no additional material loss, absent further decline in market prices. The valuation allowance on non-covered impaired loans primarily represents the impairment reserves on performing restructured loans, and is measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value. At December 31, 2009, the total recorded investment in non-covered impaired loans totaled $328.0 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses on non-covered) of $2.7 million. The average recorded investment in non-covered impaired loans was approximately $304.8 million during the three months ended March 31, 2010 and $234.5 million for the year ended December 31, 2009.

At March 31, 2010 and December 31, 2009, non-covered impaired loans of $98.0 million and $134.9 million were classified as accruing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The non-covered restructured loans on accrual status represent the only impaired loans accruing interest at each respective date. In order for a restructured loan to be considered performing and on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Company has no obligations to lend additional funds on the non-covered restructured loans as of March 31, 2010. Non-covered non-accrual loans totaled $183.5 million at March 31, 2010, and $193.1 million at December 31, 2009.

Note 5 – Covered Assets and FDIC Indemnification Asset

Covered Loans—Loans acquired in a FDIC assisted acquisition that are subject to a loss-share agreement are referred to as “covered loans” and reported separately in our statements of financial condition. Covered loans are reported exclusive of the expected cash flow reimbursements expected from the FDIC.

Acquired loans are valued as of acquisition date in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 805, Business Combinations. Loans purchased with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are accounted for under FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. In addition, because of the significant discounts associated with the acquired portfolios, the Company elected to account for all acquired loans under ASC 310-30. Under FASB ASC 805 and ASC 310-30, loans are recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the acquisition date.

The covered loans acquired are and will continue to be subject to the Company’s internal and external credit review and monitoring. If credit deterioration is experienced subsequent to the initial acquisition fair value amount, such deterioration will be measured, and a provision for credit losses will be charged to earnings. These provisions will be mostly offset by an increase to the FDIC indemnification asset, and will be recognized in non-interest income.

The following table reflects the estimated fair value of the acquired loans at the acquisition dates:

(in thousands)

	Evergreen	Rainier
	January 22, 2010	February 26, 2010
Gross loans acquired	$369,942	$561,477
Discount	(118,414)	(100,060)

Covered loans, net	$251,528	$461,417

The outstanding contractual principal balance, excluding purchase accounting adjustments, at March 31, 2010 was $337.3 million and $547.2 million, for Evergreen and Rainier, respectively.

The following table presents the major types of covered loans as of March 31, 2010. The classification of covered loan balances presented is reported in accordance with the regulatory reporting requirements.

(in thousands)	Evergreen	Rainier
	March 31, 2010	March 31, 2010
Real estate - construction and land development	$28,277	$22,723
Real estate - commercial and agricultural	126,471	216,695
Real estate - single and multi-family residential	60,845	183,659
Commercial, industrial and agricultural	22,938	20,916
Installment and other	3,215	11,100

	241,746	455,093
Deferred loan fees, net	(57)	-

Total loans and leases	$241,689	$455,093

In estimating the fair value of the covered loans at the acquisition date, we (a) calculated the contractual amount and timing of undiscounted principal and interest payments and (b) estimated the amount and timing of undiscounted expected principal and interest payments. The difference between these two amounts represent the nonaccretable difference.

On the acquisition date, the amount by which the undiscounted expected cash flows exceed the estimated fair value of the acquired loans is the “accretable yield”. The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans.

The following table summarizes the accretable yield on the covered loans as of the acquisitions dates and the changes therein through March 31, 2010:

(in thousands)

	Evergreen		Rainier
	January 22, 2010		February 26, 2010
Estimated fair value of loans acquired		$251,528		$461,417
Less: undiscounted cash flows expected to be collected
Undiscounted contractual cash flows	$412,377		$746,025
Undiscounted cash flows not expected to be collected (nonaccretable difference)	(114,779)		(90,184)

Undiscounted cash flows expected to be collected		297,598		655,841

Accretable yield at acquisition		(46,070)		(194,424)
Accretion to interest income		3,144		3,022

Accretable yield at March 31, 2010		$(42,926)		$(191,402)

Covered Other Real Estate Owned – All OREO acquired in FDIC-assisted acquisitions that are subject to a FDIC loss-share agreement are referred to as “covered OREO” and reported separately in our statements of financial position. Covered OREO is reported exclusive of expected reimbursement cash flows from the FDIC. Foreclosed covered loan collateral is transferred into covered OREO at the loan’s carrying value, inclusive of the acquisition date fair value discount.

Covered OREO was initially recorded at its estimated fair value on the acquisition date based on similar market comparable valuations less estimated selling costs. Any subsequent valuation adjustments due to declines in fair value will be charged to non-interest expense, and will be mostly offset by non-interest income representing the corresponding increase to the FDIC indemnification asset for the offsetting loss reimbursement amount. Any recoveries of previous valuation adjustments will be credited to non-interest expense with a corresponding charge to non-interest income for the portion of the recovery that is due to the FDIC.

The following table summarizes the activity related to the covered OREO for the three months ended March 31, 2010:

(thousands)

Three months ended March 31,
2010
Balance, at acquisition	$9,001
Additions to covered OREO	109
Dispositions of covered OREO	(115)

Balance, end of period	$8,995

FDIC Indemnification Asset – The Company has elected to account for amounts receivable under the loss-share agreement as an indemnification asset in accordance with FASB ASC 805, Business Combinations. The FDIC indemnification asset is initially recorded at fair value, based on the discounted value of expected future cash flows under the loss-share agreement. The difference between the present value and the undiscounted cash flows the Company expects to collect from the FDIC will be accreted into non-interest income over the life of the FDIC indemnification asset.

The FDIC indemnification asset is reviewed quarterly and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of the covered portfolio. These adjustments are measured on the same basis as the related covered loans and covered other real estate owned. Any increases in cash flow of the covered assets over those expected will reduce the FDIC indemnification asset and any decreases in cash flow of the covered assets under those expected will increase the FDIC indemnification asset. Increases and decreases to the FDIC indemnification asset are recorded as adjustments to non-interest income.

Changes in the FDIC loss sharing asset since the acquisition dates are as follows:

(thousands)

Three months ended March 31,
2010
Balance, at acquisition	$146,596
Accretion	610

Balance, end of period	$147,206

Note 6 – Mortgage Servicing Rights

The following table presents the changes in the Company’s mortgage servicing rights (“MSR”) for the three months ended March 31, 2010 and 2009:

(in thousands)

	Three months ended March 31,
	2010	2009
Balance, beginning of period	$12,625	$8,205
Additions for new mortgage servicing rights capitalized	1,070	1,968
Acquired mortgage servicing rights	62	-
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(155)	(1,068)
Other(2)	26	(373)

Balance, end of period	$13,628	$8,732

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our serviced loan portfolio as of March 31, 2010 and December 31, 2009 was as follows:

(dollars in thousands)

	March 31, 2010	December 31, 2009
Balance of loans serviced for others	$1,345,554	$1,277,832
MSR as a percentage of serviced loans	1.01%	0.99%

The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in mortgage banking revenue on the Condensed Consolidated Statements of Operations, was $903,000 for the three months ended March 31, 2010, as compared to $654,000 for the three months ended March 31, 2009.

Key assumptions used in measuring the fair value of MSR as of March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010	December 31, 2009
Constant prepayment rate	17.90%	18.35%
Discount rate	8.67%	8.70%
Weighted average life (years)	4.5	4.5

Note 7 – Other Real Estate Owned

The following table presents the changes in non-covered other real estate owned for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009
Balance, beginning of period	$24,566	$27,898
Additions to OREO	6,007	8,756
Dispositions of OREO	(10,794)	(2,277)
Valuation adjustments in the period	(907)	(1,611)

Balance, end of period	$18,872	$32,766

Note 8 – Junior Subordinated Debentures

As of March 31, 2010, the Company had 14 wholly-owned trusts (“Trusts”), including a Master Trust formed in 2007 to issue two separate series of trust preferred securities, that were formed to issue trust preferred securities and related common securities of the

Trusts and are not consolidated. Nine Trusts, representing aggregate total obligations of approximately $96.0 million (fair value of approximately $107.3 million as of the merger dates), were assumed in connection with previous mergers.

Following is information about the Trusts as of March 31, 2010:

Junior Subordinated Debentures

(dollars in thousands)

Trust Name	Issue Date	Issued Amount	Carrying Value(1)	Rate(2)		Effective Rate(3)	Maturity Date	Redemption Date
AT FAIR VALUE:
Umpqua Statutory Trust II	October 2002	$20,619	$13,680	Floating	(4)	11.62%	October 2032	October 2007
Umpqua Statutory Trust III	October 2002	30,928	20,766	Floating	(5)	11.62%	November 2032	November 2007
Umpqua Statutory Trust IV	December 2003	10,310	6,379	Floating	(6)	11.64%	January 2034	January 2009
Umpqua Statutory Trust V	December 2003	10,310	6,374	Floating	(6)	11.64%	March 2034	March 2009
Umpqua Master Trust I	August 2007	41,238	19,953	Floating	(7)	11.69%	September 2037	September 2012
Umpqua Master Trust IB	September 2007	20,619	12,411	Floating	(8)	11.65%	December 2037	December 2012

		134,024	79,563

AT AMORTIZED COST:
HB Capital Trust I	March 2000	5,310	6,427	10.875%		8.11%	March 2030	March 2010
Humboldt Bancorp Statutory Trust I	February 2001	5,155	5,964	10.200%		8.16%	February 2031	February 2011
Humboldt Bancorp Statutory Trust II	December 2001	10,310	11,472	Floating	(9)	3.00%	December 2031	December 2006
Humboldt Bancorp Statutory Trust III	September 2003	27,836	30,833	Floating	(10)	2.47%	September 2033	September 2008
CIB Capital Trust	November 2002	10,310	11,296	Floating	(5)	2.99%	November 2032	November 2007
Western Sierra Statutory Trust I	July 2001	6,186	6,186	Floating	(11)	3.83%	July 2031	July 2006
Western Sierra Statutory Trust II	December 2001	10,310	10,310	Floating	(9)	3.86%	December 2031	December 2006
Western Sierra Statutory Trust III	September 2003	10,310	10,310	Floating	(12)	3.15%	September 2033	September 2008
Western Sierra Statutory Trust IV	September 2003	10,310	10,310	Floating	(12)	3.15%	September 2033	September 2008

		96,037	103,108

	Total	$230,061	$182,671

(1)	Includes purchase accounting adjustments, net of accumulated amortization, for junior subordinated debentures assumed in connection with previous mergers as well as fair value adjustments related to trusts recorded at fair value.
(2)	Contractual interest rate of junior subordinated debentures.
(3)	Effective interest rate based upon the carrying value as of March 2010.
(4)	Rate based on LIBOR plus 3.35%, adjusted quarterly.
(5)	Rate based on LIBOR plus 3.45%, adjusted quarterly.
(6)	Rate based on LIBOR plus 2.85%, adjusted quarterly.
(7)	Rate based on LIBOR plus 1.35%, adjusted quarterly.
(8)	Rate based on LIBOR plus 2.75%, adjusted quarterly.
(9)	Rate based on LIBOR plus 3.60%, adjusted quarterly.
(10)	Rate based on LIBOR plus 2.95%, adjusted quarterly.
(11)	Rate based on LIBOR plus 3.58%, adjusted quarterly.
(12)	Rate based on LIBOR plus 2.90%, adjusted quarterly.

The $230.1 million of trust preferred securities issued to the Trusts as of March 31, 2010 and December 31, 2009, with carrying values of $182.7 million and $188.9 million, respectively, are reflected as junior subordinated debentures in the Condensed Consolidated Balance Sheets. The common stock issued by the Trusts is recorded in other assets in the Condensed Consolidated Balance Sheets, and totaled $6.9 million at March 31, 2010 and December 31, 2009.

All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of March 31, 2010, under guidance issued by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Effective April 11, 2005, the Federal Reserve Board adopted a rule that permits the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. The Federal Reserve Board rule, with a five-year transition period set to end on March 31, 2009, would have limited the aggregate amount of trust preferred securities and certain other restricted core capital elements to 25% of Tier 1 capital, net of goodwill and any associated deferred tax liability. The rule allowed the amount of trust preferred securities and certain other elements in excess of the limit to be included in Tier 2 capital, subject to restrictions. In response to the stressed conditions in the financial markets and in order to promote stability in the financial markets and the banking industry, on March 17, 2009, the Federal Reserved adopted a new rule that delayed the effective date of the new limits on the inclusion of trust preferred securities and other restricted core capital elements in Tier 1 capital until March 31, 2011. At March 31, 2010, the Company’s restricted core capital elements were 19% of total core capital, net of goodwill and any associated deferred tax liability. There can be no assurance that the Federal Reserve Board will not further limit the amount of trust preferred securities permitted to be included in Tier 1 capital for regulatory capital purposes.

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

In the second quarter of 2009, due to continued inactivity in the junior subordinated debenture and related markets and clarified guidance relating to the determination of fair value when the volume and level of activity for an asset or liability have significantly decreased or where transactions are not orderly, management has evaluated and determined to rely on a third-party pricing service to estimate the fair value of these liabilities. The pricing service utilizes an income approach valuation technique, specifically an option-adjusted spread (“OAS”) valuation model. This OAS model values the cash flows over multiple interest rate scenarios and discounts these cash flows using a credit risk adjustment spread over the three month LIBOR swap curve. The OAS model currently being utilized is more sophisticated and computationally intensive than the model previously used; however, the models react similarly to changes in the underlying inputs, and the results are considered comparable. With the assistance of a third-party pricing service, we determined that a credit risk adjusted spread of 725 basis points is representative of the nonperformance risk premium a market participant would require under current market conditions as of March 31, 2010. Generally, an increase in the credit risk adjusted spread and/or a decrease in the swap curve will result in positive fair value adjustments. Conversely, a decrease in the credit risk adjusted spread and/or an increase in the swap curve will result in negative fair value adjustments.

For the three months ended March 31, 2010, we recorded gains of $6.1 million as compared to gains of $580,000 for the three months ended March 31, 2009, respectively, resulting from the change in fair value of the junior subordinated debentures recorded at fair value. The change in fair value of the junior subordinated debentures carried at fair value in the current year primarily results from the widening of the credit risk adjusted spread over the contractual rate of each junior subordinated debenture measured at fair value. Management believes that the credit risk adjusted spread being utilized is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. In management’s estimation, the change in fair value of the junior subordinated debentures during the current period represents changes in the market’s nonperformance risk expectations and pricing of this type of debt, and not as a result of changes to our entity-specific credit risk. These gains were recorded in gain on junior subordinated debentures carried at fair value within non-interest income. The contractual interest expense on junior subordinated debentures continues to be recorded on an accrual basis and is reported in interest expense. The junior subordinated debentures recorded at fair value of $79.6 million had contractual unpaid principal amounts of $134.0 million outstanding as of March 31, 2010. The junior subordinated debentures recorded at fair value of $85.7 million had contractual unpaid principal amounts of $134.0 million outstanding as of December 31, 2009.

Note 9 – Commitments and Contingencies

Lease Commitments—The Company leases 119 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term. In connection with the Evergreen and Rainier acquisitions, the Company operated in 10 additional lease facilities at March 31, 2010. The option to assume these leases from the FDIC expires 90 days from acquisition date if not extended.

Rent expense for the three months ended March 31, 2010 was $3.5 million, compared to $3.1 million in the comparable period in 2009. Rent expense was offset by rent income for the three months ended March 31, 2010 of $146,000, compared to $148,000 in the comparable period in 2009.

Financial Instruments with Off-Balance-Sheet Risk—The Company’s financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank’s business and involve elements of credit, liquidity, interest rate risk.

The following table presents a summary of the Bank’s commitments and contingent liabilities:

(in thousands)

As of March 31, 2010
Commitments to extend credit	$1,022,189
Commitments to extend overdrafts	$208,560
Commitments to originate loans held for sale	$92,743
Forward sales commitments	$66,500
Standby letters of credit	$52,246

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including international trade finance, commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank has not been required to perform on any financial guarantees and did not incur any losses in connection with standby letters of credit during the three months ended March 31, 2010 and 2009. At March 31, 2010, approximately $29.7 million of standby letters of credit expire within one year, and $22.5 million expire thereafter. Upon issuance, the Company recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. Fees are recognized ratably over the term of the standby letter of credit. The estimated fair value of guarantees associated with standby letters of credit was $98,000 as of March 31, 2010.

At March 31, 2010 and December 31, 2009, the reserve for unfunded commitments, which is included in other liabilities on the Condensed Consolidated Balance Sheets, was $765,000 and $731,000, respectively. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amount of commitments, loss experience, and economic conditions.

Mortgage loans sold to investors may be sold with servicing rights retained, with only the standard legal representations and warranties regarding recourse to the Bank. Management believes that any liabilities that may result from such recourse provisions are not significant.

Legal Proceedings—During 2007, Visa Inc. (“Visa”) announced that it completed restructuring transactions in preparation for an initial public offering of its Class A stock, and, as part of those transactions, Umpqua Bank’s membership interest was exchanged for 764,036 shares of Class B common stock in Visa. In March 2008, Visa completed its initial public offering. Following the initial public offering, the Company received $12.6 million proceeds as a mandatory partial redemption of 295,377 shares, reducing the

Company’s holdings from 764,036 shares to 468,659 shares of Class B common stock. A conversion ratio of 0.71429 was established for the conversion rate of Class B shares into Class A shares. Using the proceeds from this offering, Visa also established a $3.0 billion escrow account to cover settlements, resolution of pending litigation and related claims (“covered litigation”).

In October 2008, Visa announced that it had reached a settlement with Discover Card related to an antitrust lawsuit. Umpqua Bank and other Visa member banks were obligated to fund the settlement and share in losses resulting from this litigation that were not already provided for in the escrow account. In December 2008, Visa deposited additional funds into the escrow account to cover the remaining amount of the settlement. The deposit of funds into the escrow account further reduced the conversion ratio applicable to Class B common stock outstanding from 0.71429 per Class A share to 0.6296 per Class A share.

In July 2009, Visa deposited an additional $700 million into the litigation escrow account. While the outcome of the remaining litigation cases remains unknown, this addition to the escrow account provides additional reserves to cover potential losses. As a result of the deposit, the conversion ratio applicable to Class B common stock outstanding decreased further from 0.6296 per Class A share to 0.5824 per Class A share.

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

As of March 31, 2010, the value of the Class A shares was $91.03 per share. Utilizing the new conversion ratio effective in July 2009, the value of unredeemed Class A equivalent shares owned by the Company was $24.8 million as of March 31, 2010, and has not been reflected in the accompanying financial statements.

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

Concentrations of Credit Risk—The Company grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington and California. In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 82% and 81% of the Company’s non-covered loan and lease portfolio at March 31, 2010, and December 31, 2009, respectively. Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectibility, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Company’s primary market areas in particular, such as was seen with the deterioration in the residential development market since 2007, could have an adverse impact on the repayment of these loans. Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

Note 10 – Derivatives

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates (“MBS TBAs”) in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position. There were no counterparty default losses on forward contracts in the three months ended March 31, 2010 and 2009. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At March 31, 2010, the Bank had commitments to originate mortgage loans held for sale totaling $92.7 million and forward sales commitments of $66.5 million.

The following tables summarize the types of derivatives, separately by assets and liabilities, their locations on the Condensed Consolidated Balance Sheets, and the fair values of such derivatives as of March 31, 2010 and December 31, 2009:

(in thousands)

Underlying Risk Exposure	Description	Balance Sheet Location	March 31, 2010	December 31, 2009
Asset Derivatives
Interest rate contracts	Rate lock commitments	Other assets	$224	$124
Interest rate contracts	Forward sales commitments	Other assets	341	845

Total asset derivatives			$565	$969

Liability Derivatives
Interest rate contracts	Rate lock commitments	Other liabilities	$67	$133
Interest rate contracts	Forward sales commitments	Other liabilities	24	-

Total liability derivatives			$91	$133

The following table summarizes the types of derivatives, their locations within the Condensed Consolidated Statements of Operations, and the gains (losses) recorded during the three months ended March 31, 2010 and 2009:

(in thousands)

Underlying Risk Exposure	Description	Income Statement Location	Three months ended March 31,
			2010	2009
Interest rate contracts	Rate lock commitments	Mortgage banking revenue	$167	$129
Interest rate contracts	Forward sales commitments	Mortgage banking revenue	(832)	(955)

Total			$(665)	$(826)

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

Note 11 – Shareholders’ Equity

On February 3, 2010, the Company raised $303.6 million through a public offering by issuing 8,625,000 shares of the Company’s common stock, including 1,125,000 shares pursuant to the underwriters’ over-allotment option, at a share price of $11.00 per share and 18,975,000 depository shares, including 2,475,000 depository shares pursuant to the underwriter’s over-allotment option, also at a price of $11.00 per share. Fractional interests (1/100th) in each share of the Series B Common Stock Equivalent are represented by the 18,975,000 depositary shares; as a result, each depositary share is converted into one share of common stock. The net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses were $288.2 million. The net proceeds from the offering will qualify and the net proceeds of the depository shares offering will (when converted into common stock) qualify as tangible common equity and Tier 1 capital, and were used to redeem the preferred stock issued to the United States Department of the Treasury (U.S. Treasury) under the Troubled Asset Relief Program (TARP) Capital Purchase Program (CPP), to fund FDIC-assisted acquisition opportunities and for general corporate purposes.

On February 17, 2010, the Company redeemed all of the outstanding Fixed Rate Cumulative Perpetual Preferred Stock, Series A, issued to the U.S. Treasury under the TARP CPP for an aggregate purchase price of $214.2 million. As a result of the repurchase of the Series A preferred stock, the Company incurred a one-time deemed dividend of $9.7 million due to the accelerated amortization of the remaining issuance discount on the preferred stock.

On March 31, 2010, the Company repurchased the common stock warrant issued to the U.S. Treasury pursuant to the TARP CPP, for

$4.5 million. The warrant repurchase, together with the Company’s redemption in February 2010 of the entire amount of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, issued to the U.S. Treasury, represents full repayment of all TARP obligations and cancellation of all equity interests in the Company held by the U.S. Treasury.

Stock-Based Compensation

The compensation cost related to stock options, restricted stock and restricted stock units (included in salaries and employee benefits) was $626,000 and $916,000 for the three months ended March 31, 2010 and 2009, respectively. The total income tax benefit recognized related to stock based compensation was $250,000 and $366,000 for the three months ended March 31, 2010 and 2009, respectively.

The following table summarizes information about stock option activity for the three months ended March 31, 2010:

(in thousands, except per share data)

	Three months ended March 31, 2010
	Options Outstanding	Weighted-Avg Exercise Price	Weighted-Avg Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, beginning of period	1,763	$15.05
Granted	230	$12.16
Exercised	(81)	$9.38
Forfeited/expired	(7)	$15.14

Balance, end of period	1,905	$14.94	6.25	$3,135

Options exercisable, end of period	1,141	$16.38	4.88	$1,981

The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of options exercised during the three months ended March 31, 2010 was $289,000. This compared to the total intrinsic value of options exercised during the three months ended March 31, 2009 of $19,000. During the three months ended March 31, 2010, the amount of cash received from the exercise of stock options was $764,000, as compared to $52,000 for the same period in 2009.

The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. The following weighted average assumptions were used for stock options granted in the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009
Dividend yield	2.73%	2.23%
Expected life (years)	7.1	7.3
Expected volatility	52%	45%
Risk-free rate	3.04%	2.16%
Weighted average fair value of options on date of grant	$5.18	$3.63

The Company grants restricted stock periodically as a part of the 2003 Stock Incentive Plan for the benefit of employees. Restricted shares issued generally vest on an annual basis over five years. A deferred restricted stock award was granted to an executive in the second quarter of 2007. The award vests monthly based on continued service in various increments through July 1, 2011. The Company will issue certificates for the vested award within the seventh month following termination of the executive’s employment. The following table summarizes information about nonvested restricted share activity for the three months ended March 31, 2010:

(in thousands, except per share data)

	Three months ended March 31, 2010
	Restricted Shares Outstanding	Weighted Average Grant Date Fair Value
Balance, beginning of period	187	$21.46
Granted	186	$11.96
Released	(39)	$22.58
Forfeited/expired	(1)	$8.44

Balance, end of period	333	$16.03

The total fair value of restricted shares vested and released during the three months ended March 31, 2010 and 2009 was $487,000 and $376,000, respectively.

The Company grants restricted stock units as a part of the 2007 Long Term Incentive Plan for the benefit of certain executive officers. Restricted stock unit grants are subject to performance-based vesting as well as other approved vesting conditions. In the second quarter of 2007, restricted stock units were granted that cliff vest after three years based on performance and service conditions. In the first quarter of 2008 and 2009, additional restricted stock units were granted to these executives under substantially similar vesting terms. The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the performance and service conditions set forth in the grant agreements. The following table summarizes information about restricted stock unit activity for the three months ended March 31, 2010:

(in thousands, except per share data)

	Three months ended March 31, 2010
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance, beginning of period	335	$15.54
Granted	-	$-
Released	(16)	$24.52
Forfeited/expired	(95)	$24.52

Balance, end of period	224	$11.13

The total fair value of restricted stock units vested and released during the three months ended March 31, 2010 was $213,000. No restricted stock units were vested and released during the three month ended March 31, 2009.

As of March 31, 2010, there was $2.4 million of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a weighted-average period of 3.4 years. As of March 31, 2010, there was $3.7 million of total unrecognized compensation cost related to nonvested restricted stock which is expected to be recognized over a weighted-average period of 3.1 years. As of March 31, 2010, there was $239,000 of total unrecognized compensation cost related to nonvested restricted stock units which is expected to be recognized over a weighted-average period of 1.4 years, assuming expected performance conditions are met.

For the three months ended March 31, 2010 and 2009, the Company received income tax benefits of $326,000 and $218,000, respectively, related to the exercise of non-qualified employee stock options, disqualifying dispositions on the exercise of incentive stock options, the vesting of restricted shares and the vesting of restricted stock units. In the three months ended March 31, 2010, the Company had net tax deficiencies (tax deficiency resulting from tax deductions less than the compensation cost recognized) of $195,000, compared to net tax deficiencies of $331,000 for the three months ended March 31, 2009. Only cash flows from gross excess tax benefits are classified as financing cash flows.

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

The Company applies the provisions of FASB ASC 740, Income Taxes, relating to the accounting for uncertainty in income taxes. The Company periodically reviews its income tax positions based on tax laws and regulations and financial reporting considerations, and records adjustments as appropriate. This review takes into consideration the status of current taxing authorities’ examinations of the Company’s tax returns, recent positions taken by the taxing authorities on similar transactions, if any, and the overall tax environment.

The Company did not record any additional liability for unrecognized tax benefits relating to California tax incentives and temporary differences during the first quarter of 2010. The Company had gross unrecognized tax benefits recorded as of March 31, 2010 in the amount of $2.3 million. If recognized the unrecognized tax benefit would impact the 2010 annual effective tax rate by 7.12%. During the first quarter of 2010, the Company also accrued $34,000 of interest related to unrecognized tax benefits, which is reported by the Company as a component of tax expense. As of March 31, 2010, the accrued interest related to unrecognized tax benefits is $399,000.

Note 13 – Earnings Per Common Share

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

The following is a computation of basic and diluted loss per common share for the three months ended March 31, 2010 and 2009:

(in thousands, except per share data)

	Three months ended March 31,
	2010	2009
NUMERATORS:
Net income (loss)	$9,725	$(15,249)
Less:
Preferred stock dividends	12,192	3,191
Dividends and undistributed earnings allocated to participating securities(1)	15	8

Net loss available to common shareholders	$(2,482)	$(18,448)

DENOMINATORS:
Weighted average number of common shares outstanding - basic	92,176	60,176
Effect of potentially dilutive common shares(2)	-	-

Weighted average number of common shares outstanding - diluted	92,176	60,176

LOSS PER COMMON SHARE:
Basic	$(0.03)	$(0.31)
Diluted	$(0.03)	$(0.31)

(1)	Represents dividends paid and undistributed earnings allocated to nonvested restricted stock awards.
(2)	Represents the effect of the assumed exercise of warrants, assumed exercise of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units, based on the treasury stock method.

The following table presents the weighted average outstanding securities that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive for the three months ended March 31, 2010 and 2009.

(in thousands)

	Three months ended March 31,
	2010	2009
Stock options	1,855	1,939
CPP warrant	1,111	2,222
Non-participating, nonvested restricted shares	12	21
Restricted stock units	56	141

	3,034	4,323

Note 14 – Segment Information

The Company operates three primary segments: Community Banking, Mortgage Banking and Retail Brokerage. The Community Banking segment’s principal business focus is the offering of loan and deposit products to business and retail customers in its primary market areas. As of March 31, 2010, the Community Banking segment operated 176 locations throughout Oregon, Northern California and Washington.

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

Summarized financial information concerning the Company’s reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

Segment Information

(in thousands)

	Three Months Ended March 31, 2010
	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated

Interest income	$106,416	$78	$2,875	$109,369
Interest expense	21,622	-	695	22,317

Net interest income	84,794	78	2,180	87,052
Provision for loan and lease losses	42,106	-	-	42,106
Non-interest income	25,721	2,836	3,509	32,066
Non-interest expense	63,409	3,397	3,065	69,871

Income (loss) before income taxes	5,000	(483)	2,624	7,141
(Benefit from) provision for income taxes	(3,438)	(196)	1,050	(2,584)

Net income (loss)	8,438	(287)	1,574	9,725
Preferred stock dividends	12,192	-	-	12,192
Dividends and undistributed earnings allocated to participating securities	15	-	-	15

Net (loss) earnings available to common shareholders	$(3,769)	$(287)	$1,574	$(2,482)

	Three Months Ended March 31, 2009
	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated

Interest income	$101,148	$9	$3,219	$104,376
Interest expense	27,918	-	1,045	28,963

Net interest income	73,230	9	2,174	75,413
Provision for loan and lease losses	59,092	-	-	59,092
Non-interest income	9,911	1,461	4,145	15,517
Non-interest expense	54,459	2,050	3,442	59,951

(Loss) income before income taxes	(30,410)	(580)	2,877	(28,113)
(Benefit from) provision for income taxes	(13,782)	(233)	1,151	(12,864)

Net (loss) income	(16,628)	(347)	1,726	(15,249)
Preferred stock dividends	3,191	-	-	3,191
Dividends and undistributed earnings allocated to participating securities	8	-	-	8

Net (loss) earnings available to common shareholders	$(19,827)	$(347)	$1,726	$(18,448)

(in thousands)

	March 31, 2010
	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated

Total assets	$10,255,054	$13,158	$242,790	$10,511,002
Total loans	$6,334,781	$-	$193,859	$6,528,640
Total deposits	$8,197,127	$-	$10,095	$8,207,222

	December 31, 2009
	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated

Total assets	$9,127,104	$13,634	$240,634	$9,381,372
Total loans	$5,807,214	$-	$192,053	$5,999,267
Total deposits	$7,432,647	$-	$7,787	$7,440,434

Note 15 – Fair Value Measurement

The following table presents estimated fair values of the Company’s financial instruments as of March 31, 2010 and December 31, 2009, whether or not recognized or recorded at fair value in the consolidated balance sheets:

(in thousands)

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$1,022,414	$1,022,414	$605,413	$605,413
Trading securities	2,047	2,047	2,273	2,273
Securities available for sale	1,782,744	1,782,744	1,795,616	1,795,616
Securities held to maturity	6,062	6,110	6,061	6,136
Loans held for sale	34,068	34,068	33,715	33,715
Non-covered loans and leases, net	5,721,074	5,057,409	5,891,610	5,208,893
Covered loans and leases	696,782	696,782	-	-
Restricted equity securities	31,996	31,996	15,211	15,211
Mortgage servicing rights	13,628	13,628	12,625	12,625
Bank owned life insurance assets	87,713	87,713	86,853	86,853
FDIC indemnification asset	147,206	147,206	-	-
Derivatives	565	565	969	969
Visa Class B common stock	-	20,126	-	19,336

FINANCIAL LIABILITIES:
Deposits	$8,207,222	$8,204,468	$7,440,434	$7,440,631
Securities sold under agreement to repurchase	42,043	42,043	45,180	45,180
Term debt	363,828	377,310	76,274	77,130
Junior subordinated debentures, at fair value	79,563	79,563	85,666	85,666
Junior subordinated debentures, at amortized cost	103,108	65,033	103,188	69,194
Derivatives	91	91	133	133

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009:

(in thousands)

	Fair Value at March 31, 2010
Description	Total	Level 1	Level 2	Level 3
Trading securities
Obligations of states and political subdivisions	$487	$487	$-	$-
Equity securities	1,520	1,520	-	-
Other investments securities(1)	40	40	-	-
Available for sale securities
U.S. Treasury and agencies	12,224	-	12,224	-
Obligations of states and political subdivisions	226,712	-	226,712	-
Residential mortgage-backed securities and collateralized mortgage obligations	1,541,634	-	1,541,634	-
Other debt securities	159	-	159	-
Investments in mutual funds and other equity securities	2,015	-	2,015	-
Mortgage servicing rights, at fair value	13,628	-	-	13,628
Derivatives	565	-	565	-

Total assets measured at fair value	$1,798,984	$2,047	$1,783,309	$13,628

Junior subordinated debentures, at fair value	$79,563	$-	$-	$79,563
Derivatives	91	-	91	-

Total liabilities measured at fair value	$79,654	$-	$91	$79,563

(in thousands)

	Fair Value at December 31, 2009
Description	Total	Level 1	Level 2	Level 3
Trading securities
Obligations of states and political subdivisions	$693	$693	$-	$-
Equity securities	1,438	1,438	-	-
Other investments securities(1)	142	142	-	-
Available for sale securities
U.S. Treasury and agencies	11,794	-	11,794	-
Obligations of states and political subdivisions	211,825	-	211,825	-
Residential mortgage-backed securities and collateralized mortgage obligations	1,569,849	-	1,569,849	-
Other debt securities	159	-	159	-
Investments in mutual funds and other equity securities	1,989	-	1,989	-
Mortgage servicing rights, at fair value	12,625	-	-	12,625
Derivatives	969	-	969	-

Total assets measured at fair value	$1,811,483	$2,273	$1,796,585	$12,625

Junior subordinated debentures, at fair value	$85,666	$-	$-	$85,666
Derivatives	133	-	133	-

Total liabilities measured at fair value	$85,799	$-	$133	$85,666

(1)	Principally represents U.S. Treasury and agencies or residential mortgage-backed securities issued or guaranteed by governmental agencies.

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

Non-covered Loans—Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, including commercial, real estate and consumer loans. Each loan category is further segregated by fixed and variable rate, performing and nonperforming categories. The carrying values of variable rate real estate construction and development loans are discounted by a liquidity adjustment related to the current market environment. For the remaining variable rate loans, carrying value approximates fair value. The fair value of fixed rate loans is calculated by discounting contractual cash flows at rates which similar loans are currently being made and a liquidity adjustment related to the current market environment. The fair value of non-accrual loans are discounted further by a liquidity adjustment given the current market conditions.

Covered Loans—Covered loans are measured at estimated fair value on the date of acquisition. Carrying value is calculated as the present value of expected cash flows and approximates fair value.

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

Deposits—The fair value of deposits with no stated maturity, such as non-interest-bearing deposits, savings and interest checking accounts, and money market accounts, is equal to the amount payable on demand as of March 31, 2010 and December 31, 2009. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

FDIC Indemnification Asset—The FDIC indemnification asset is initially recorded at fair value, based on the discounted value of expected future cash flows under the loss-share agreement.

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2010 and 2009. The amount included in the “Transfers into Level 3” column represents the beginning balance of an item in the period for which it is designated as a Level 3 fair value measure.

(in thousands)

Three months ended March 31,	Beginning Balance	Change included in earnings	Purchases and issuances	Sales and settlements	Transfers into Level 3	Ending Balance	Net change in unrealized gains or losses relating to items held at end of period
2010
Mortgage servicing rights	$12,625	$(129)	$1,132	$-	$-	$13,628	$105
Junior subordinated debentures	85,666	(5,134)	-	(969)	-	79,563	(5,134)
2009
Junior subordinated debentures	$92,520	$884	$-	$(1,722)		$91,682	$884

Gains (losses) on mortgage servicing rights carried at fair value are recorded in mortgage banking revenue within other non-interest income. Gains resulting from the widening of the credit risk adjusted spread and changes in the three month LIBOR swap curve are recorded as gains on junior subordinated debentures carried at fair value within other non-interest income. The contractual interest expense on the junior subordinated debentures is recorded on an accrual basis as interest on junior subordinated debentures within interest expense. Settlements relate to the junior subordinated debentures represent the payment of accrued interest that is embedded in the fair value of these liabilities.

Management believes that the credit risk adjusted spread being utilized is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt, and not as a result of changes to our entity-specific credit risk. The widening of the credit risk adjusted spread above the Company’s contractual spreads has primarily contributed to the positive fair value adjustments. Future contractions in the credit risk adjusted spread relative to the spread currently utilized to measure the Company’s junior subordinated debentures at fair value as of March 31, 2010, or the passage of time, will result in negative fair value adjustments. Generally, an increase in the credit risk adjusted spread and/or a decrease in the three month LIBOR swap curve will result in positive fair value adjustments. Conversely, a decrease in the credit risk adjusted spread and/or an increase in the three month LIBOR swap curve will result in negative fair value adjustments.

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

(in thousands)

	March 31, 2010
	Total	Level 1	Level 2	Level 3
Description
Investment securities, held to maturity
Residential mortgage-backed securities and collateralized mortgage obligations	$841	$-	$-	$841
Non-covered loans and leases	73,751	-	-	73,751
Non-covered other real estate owned	1,995	-	-	1,995

	$76,587	$-	$-	$76,587

	December 31, 2009
	Total	Level 1	Level 2	Level 3
Description
Investment securities, held to maturity
Residential mortgage-backed securities and collateralized mortgage obligations	$2,875	$-	$-	$2,875
Non-covered loans and leases	138,134	-	-	138,134
Goodwill	607,307	-	-	607,307
Other intangible assets, net	295			295
Non-covered other real estate owned	16,607	-	-	16,607

	$765,218	$-	$-	$765,218

The following table presents the losses resulting from nonrecurring fair value adjustments for the three months ended March 31, 2010 and 2009:

(in thousands)

	Three months ended March 31,
	2010	2009
Investment securities, held to maturity
Residential mortgage-backed securities and collateralized mortgage obligations	$289	$2,137
Non-covered loans and leases	33,140	54,372
Non-covered other real estate owned	907	1,611

Total loss from nonrecurring measurements	$34,336	$58,120

The investment securities held to maturity above relate to non-agency collateralized mortgage obligations where other-than-temporary impairment (“OTTI”) has been identified and the investments have been adjusted to fair value. The fair value of these investments securities were obtained from third-party pricing services using matrix or model pricing methodologies and were corroborated by broker indicative bids. While we do not expect to recover the entire amortized cost basis of these securities, as we as we do not intend to sell these securities and it is not likely that we will be required to sell these securities before maturity, only the credit loss component of the impairment is recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. The remaining impairment loss related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to a separate component other comprehensive income (“OCI”). We estimate the cash flows of the underlying collateral within each security considering credit, interest and prepayment risk models that incorporate management’s estimate of projected key assumptions including prepayment rates, collateral default rates and loss severity. Assumptions utilized vary from security to security, and are influenced by factors such as loan interest rates, geographic location, borrower characteristics and vintage, and historical experience. We then use a third party to obtain information about the structure of each security, including subordination and other credit enhancements, in order to determine how the underlying collateral cash flows will be distributed to each security issued in the structure. These cash flows are then discounted at the interest rate used to recognize interest income on each security.

The non-covered loans and leases amount above represents impaired, collateral dependent loans that have been adjusted to fair value. When we identify a collateral dependent loan as impaired, we measure the impairment using the current fair value of the collateral, less selling costs. Depending on the characteristics of a loan, the fair value of collateral is generally estimated by obtaining external appraisals. If we determine that the value of the impaired loan is less than the recorded investment in the loan, we recognize this impairment and adjust the carrying value of the loan to fair value through the allowance for loan and lease losses. The loss represents charge-offs or impairments on collateral dependent loans for fair value adjustments based on the fair value of collateral. The carrying value of loans fully charged-off is zero.

The non-covered other real estate owned amount above represents impaired real estate that has been adjusted to fair value. Non-covered other real estate owned represents real estate which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned is recorded at the lower of the carrying amount of the loan or fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Fair value adjustments on other real estate owned are recognized within net loss on real estate owned. The loss represents impairments on non-covered other real estate owned for fair value adjustments based on the fair value of the real estate.

Note 16 – Subsequent Event

On April 20, 2010, shareholders of the Company approved an amendment to the Company’s Restated Articles of Incorporation. The amendment, which became effective on April 21, 2010, increases the number of authorized shares of common stock to 200,000,000 (from 100,000,000). As a result of the effectiveness of the amendment, as of the close of business on April 21, 2010, the Company’s Series B Common Stock Equivalent preferred stock automatically converted into newly issued shares of common stock at a conversion rate of 100 shares of common stock for each share of Series B Common Stock Equivalent preferred stock. Fractional interests (1/100th) in each share of the Series B Common Stock Equivalent are represented by 18,975,000 depositary shares; as a result, each depositary share converts into one share of common stock. All shares of Series B Common Stock Equivalent preferred stock and representative depositary shares cease to exist upon the conversion. Trading in the depositary shares on NASDAQ (ticker symbol “UMPQP”) ceased and the UMPQP symbol voluntarily delisted effective as of the close of business on April 21, 2010.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. These statements may include statements that expressly or implicitly predict future results, performance or events. Statements other than statements of historical fact are forward-looking statements. You can find many of these statements by looking for words such as “anticipates,” “expects,” “believes,” “estimates” and “intends” and words or phrases of similar meaning. We make forward-looking statements regarding projected sources of funds, use of proceeds, availability of acquisition and growth opportunities, dividends, adequacy of our allowance for loan and lease losses and provision for loan and lease losses, our commercial real estate portfolio and subsequent chargeoffs. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Risks and uncertainties include those set forth in our filings with the SEC, and the following factors that might cause actual results to differ materially from those presented:

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
•

the impact of the EESA and the American Recovery and Reinvestment Act (“ARRA”), pending financial institution reform legislation and related rules and regulations on the Company’s business operations and competitiveness, including the impact of executive compensation restrictions, which may affect the Company’s ability to retain and recruit executives in competition with other firms who do not operate under those restrictions.

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

Executive Overview

Significant items for the first quarter of 2010 were as follows:

•

In February, the Company raised $303.6 million through a public offering by issuing 8,625,000 shares of common stock and 18,975,000 depository shares. After deducting underwriting discounts and commissions and offering expenses, net proceeds to the Company were $288.2 million. The proceeds from the offering qualify as Tier 1 capital and were used to redeem the preferred stock issued to the United States Department of the Treasury (“U.S. Treasury”) under the TARP Capital Purchase program (“CPP”), to fund FDIC-assisted acquisition opportunities and for general corporate purposes.

•

In February, the Company redeemed all of the outstanding preferred stock issued to the U.S. Treasury under the TARP CPP for an aggregate purchase price of $214.2 million. Also, in March, the Company repurchased the common stock warrant issued to the U.S. Treasury for $4.5 million. This represents full repayment of all TARP obligations and cancellation of all equity interests in the Company held by the U.S. Treasury.

•

Net loss available to common shareholders per diluted common share was $0.03 for the three months ended March 31, 2010, as compared to net loss available to common shareholders per diluted common share of $0.31 for the three months ended March 31, 2009. Operating loss per diluted common share, defined as earnings available to common shareholders before gain on fair value of junior subordinated debentures, bargain purchase gain relating to the EvergreenBank acquisition, and merger related expenses, net of tax, divided by the same diluted share total used in determining diluted earnings per common share, was $0.11 for the three months ended March 31, 2010, as compared to operating loss per diluted common share of $0.31 for the three months ended March 31, 2009. Operating income per diluted share is considered a “non-GAAP” financial measure. More information regarding this measurement and reconciliation to the comparable GAAP measurement is provided under the heading Results of Operations—Overview below.

•

Non-covered non-performing assets decreased to $209.6 million, or 1.99% of total assets, as of March 31, 2010, as compared to $223.6 million, or 2.38% of total assets, as of December 31, 2009. Non-covered non-performing loans decreased to $190.7 million, or 3.27% of total non-covered loans, as of March 31, 2010, as compared to $199.0 million, or 3.32% of total non-covered loans, as of December 31, 2009. Non-accrual loans have been written-down to their estimated net realizable values.

•

Net charge-offs were $39.0 million for the three months ended March 31, 2010, or 2.66% of average non-covered loans and leases (annualized), as compared to net charge-offs of $59.9 million, or 3.96% of average non-covered loans and leases (annualized), for the three months ended March 31, 2009.

•

The provision for loan and lease losses was $42.1 million for the three months ended March 31, 2010, as compared to the $59.1 million recognized for the three months ended March 31, 2010. This resulted from the decrease in net charge-offs and non-performing loans.

•

We recorded gains of $6.1 million representing the change in fair value on our junior subordinated debentures measured at fair value in the three months ended March 31, 2010, compared to gains of $580,000 in the three months ended March 31, 2009. The gains recognized during these periods primarily resulted from the widening of the credit risk adjusted rate spread above the Company’s contractual spreads.

•

Mortgage banking revenue was $3.5 million for the three months ended March 31, 2010, compared to $4.1 million for the three months ended March 31, 2009. Closed mortgage volume decreased 34% in the current quarter over the prior year same period due to a decrease in purchase and refinancing activity.

•

Umpqua Bank entered into purchase and assumption agreements with the FDIC to purchase certain assets and assume certain liabilities of EvergreenBank (“Evergreen”) in Seattle, Washington and Rainier Pacific Bank (“Rainier”) in Tacoma,

Washington. Total assets assumed were $355.3 million and $721.2 million, respectively, and resulted in 7 and 14 new stores in the Washington market, respectively.

•

FDIC assessments increased to $3.4 million for the three months ended March 31, 2010, compared to $2.6 million for the three months ended March 31, 2009. The increase over the prior period is a result of an industry-wide increase in assessment rates, organic deposit growth, and the deposit growth in the first quarter resulting from the FDIC-assisted acquisitions of Evergreen and Rainier.

•

Net interest margin, on a tax equivalent basis, decreased to 4.04% for the three months ended March 31, 2010, compared to 4.07% for the same period a year ago. The decrease in net interest margin resulted primarily from interest reversals of new non-accrual loans, a decline in non-covered loans outstanding, and the impact of much higher levels of interest bearing cash, partially offset by the declining costs of interest bearing deposits. Excluding interest reversals on loans of $1.1 million for the three months ended March 31, 2010, net interest margin would have been 4.09%.

•

Total risk based capital increased to 17.8% as of March 31, 2010, compared to 17.2% as of December 31, 2009, due to the successful public stock offering completed in February 2010 partially offset by the redemption of preferred stock issued to the U.S. Treasury.

•

Total gross non-covered loans and leases were $5.8 billion as of March 31, 2010, a decrease of $167.4 million, or 2.8%, as compared to December 31, 2009. This decrease is principally attributable to charge-offs of $39.8 million, transfers to other real estate owned of $6.0 million, and net loan paydowns and maturities of $137.2 million during the period.

•

Total deposits were $8.2 billion as of March 31, 2010, an increase of $766.8 million, or 10.3%, as compared to December 31, 2009. Excluding the deposits acquired through the FDIC-assisted acquisitions, the annualized organic deposit growth rate was 6.2%.

•

Total consolidated assets were $10.5 billion as of March 31, 2010, representing an increase of $1.1 billion compared to December 31, 2009. The increase is primarily attributable to the purchase of certain assets in the FDIC-assisted acquisitions of Evergreen and Rainier.

•	Cash dividends declared in the first quarter of 2010 were $0.05 per common share, consistent with the amounts declared since the fourth quarter of 2008.

Summary of Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2009 included in the Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 25, 2010. Not all of these critical accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes that the following policies would be considered critical under the SEC’s definition.

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

Management believes that the ALLL was adequate as of March 31, 2010. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 82% of our non-covered loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses. Over the last several years, there has been deterioration in the residential development market which has led to an increase in non-performing loans and the allowance for loan and lease losses. A continued deterioration in this market or deterioration in other segments of our loan portfolio, such as commercial real estate or commercial construction, may lead to additional charges to the provision for loan and lease losses.

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

The expected life of the loan can vary from management’s estimates due to prepayments by borrowers, especially when rates fall. Prepayments in excess of management’s estimates would negatively impact the recorded value of the mortgage servicing rights. The value of the mortgage servicing rights is also dependent upon the discount rate used in the model, which we base on current market rates. Management reviews this rate on an ongoing basis based on current market rates. A significant increase in the discount rate would reduce the value of mortgage servicing rights. Additional information is included in Note 6 of the Notes to Consolidated Financial Statements.

Valuation of Goodwill and Intangible Assets

At March 31, 2010, we had $679.3 million in goodwill and other intangible assets as a result of business combinations. Goodwill and other intangible assets with indefinite lives are not amortized but instead are periodically tested for impairment. Management performs an impairment analysis for the intangible assets with indefinite lives on an annual basis as of December 31. Additionally, goodwill and other intangible assets with indefinite lives are evaluated on an interim basis when events or circumstance indicate impairment potentially exists. The impairment analysis requires management to make subjective judgments. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures, technology, changes in discount rates and specific industry and market conditions. There can be no assurance that changes in circumstances, estimates or assumption may result in additional impairment of all, or some portion of, goodwill.

Stock-based Compensation

In accordance with FASB ASC 718, Stock Compensation, we recognize expense in the income statement for the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). The requisite service period may be subject to performance conditions. The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. Management assumptions utilized at the time of grant impact the fair value of the option calculated under the Black-Scholes methodology, and ultimately, the expense that will be recognized over the life of the option. Additional information is included in Note 11 of the Notes to Consolidated Financial Statements.

Fair Value

FASB ASC 820, Fair Value Measurements and Disclosures establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction. See Note 2 of the Notes to Consolidated Financial Statements for additional information about the level of pricing transparency associated with financial instruments carried at fair value.

Acquired Loans

In accordance with FASB ASC 310-30, acquired loans are aggregated into pools based on individually evaluated common risk characteristics and aggregate expected cash flow were estimated for each pool. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. The Company aggregated all of the loans acquired in the FDIC-assisted acquisitions of Evergreen and Rainier into 45 and 52 different pools, respectively. A loan will be removed from a pool of loans only if the loan is sold, foreclosed, assets are received in satisfaction of the loan, or the loan is written off, and will be removed from the pool at the carrying value. If an individual loan is removed from a pool of loans, the difference between its relative carrying amount and the cash, fair value of the collateral, or other assets received will be recognized in income immediately and would not affect the effective yield used to recognize the accretable difference on the remaining pool. Loans originally placed into a performing pool will not be reported individually as 30-89 days past due, non-performing (90+ days past due or nonaccrual), or accounted for as a troubled debt restructuring as the pool is the unit of accounting. Rather, these metrics related to the underlying loans within a performing pool will be considered in our ongoing assessment and estimates of future cash flows. If, at acquisition, the loans are collateral dependent and acquired primarily for the rewards of ownership of the underlying collateral, or if cash flows expected to be collected cannot be reasonably estimated, accrual of income is inappropriate. Such loans will be placed into nonperforming (nonaccrual) loan pools.

The cash flows expected to be received over the life of the pool were estimated by management with the assistance of a third party valuation specialist. These cash flows were input into a ASC 310-30 compliant accounting loan system which calculates the carrying values of the pools and underlying loans, book yields, effective interest income and impairment, if any, based on actual and projected events. Default rates, loss severity, and prepayment speeds assumptions will be periodically reassessed and updated within the accounting model to update our expectation of future cash flows. The excess of the cash flows expected to be collected over the pool’s carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the loan or pool using the effective yield method. The accretable yield will change due to changes in the timing and amounts of expected cash flows. For the performing loan pools, we initially apply a prepayment assumption as documented by the valuation specialist. Changes in the accretable yield will be disclosed quarterly.

The excess of the contractual balances due over the cash flows expected to be collected is considered to be the nonaccretable difference. The nonaccretable difference represents our estimate of the credit losses expected to occur and was considered in determining the fair value of the loans as of the acquisition date. Subsequent to the acquisition date, any increases in expected cash flows over those expected at purchase date in excess of fair value are adjusted through the accretable difference on a prospective basis. Any subsequent decreases in expected cash flows over those expected at purchase date are recognized by recording a provision for loan losses. Any disposals of loans, including sales of loans, payments in full or foreclosures, result in the removal of the loan from the pool at its carrying amount. The difference between actual prepayments and expected prepayments will not affect the nonaccretable difference.

The acquired loan portfolio also includes revolving lines of credit with funded and unfunded commitments. Funds advanced at the time of acquisition will be accounted for under FASB ASC 310-30. Any additional advances on these loans subsequent to the acquisition date will not be accounted for under ASC 310-30.

Recent Accounting Pronouncements

In April 2009, FASB amended FASB ASC 820, Fair Value Measurements and Disclosures, to address issues related to the determination of fair value when the volume and level of activity for an asset or liability has significantly decreased, and identifying transactions that are not orderly. The revisions affirm the objective that fair value is the price that would be received to sell an asset in an orderly transaction (that is not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions, even if the market is inactive. The amendment provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have decreased significantly. It also provides guidance on identifying circumstances that indicate a transaction is not orderly. If determined that a quoted price is distressed (not orderly), and thereby not representative of fair value, the entity may need to make adjustments to the quoted price or utilize an alternative valuation technique (e.g. income approach or multiple valuation techniques) to determine fair value. Additionally, an entity must incorporate appropriate risk premium adjustments, reflective of an orderly transaction under current market conditions, due to uncertainty in cash flows. The revised guidance requires disclosures in interim and annual periods regarding the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. It also requires financial institutions to disclose the fair values of investment securities by major security type. The changes are effective for the interim reporting period ending after June 15, 2009, and are to be applied prospectively. The adoption of these amendments impacted the Company’s determination of fair value related to our junior subordinated debentures measured at fair value. As of March 31, 2009, prior to the adoption of these amendments, we discounted these liabilities by the current three month LIBOR plus a credit risk adjusted spread of 500 basis points. Due to the lack of observable, orderly transactions, of either new issuances or trades, we estimated that a market participant would utilize a credit risk adjusted spread of 500 basis points if an actual market transaction in an active market were to take place for an entity with comparable nonperformance risk. The amendments clarify that a fair value measurement shall assume a risk premium market participants would require at a measurement date under current market conditions, even if the market is inactive. With the assistance of a third-party pricing service, we determined that a credit risk adjusted spread of 675 basis points would be representative of the nonperformance risk premium a market participant would require under current market conditions as of June 30, 2009. In accordance with the guidance, this was accounted for as a change in accounting estimate. This increase in the credit risk adjusted spread is the primary factor resulting in the $8.6 million gain on junior subordinated debentures carried at fair value recognized in the second quarter of 2009. The effect of these amendments did not have a significant impact on the fair value measurement of any other assets or liabilities.

In April 2009, FASB revised FASB ASC 320, Investments – Debt and Equity Securities, to change the OTTI model for debt securities. Previously, an entity was required to assess whether it has the intent and ability to hold a security to recovery in determining whether an impairment of that security is other-than-temporary. If the impairment was deemed other-than-temporarily impaired, the investment was written-down to fair value through earnings. Under the revised guidance, OTTI is triggered if an entity has the intent to sell the security, it is likely that it will be required to sell the security before recovery, or if the entity does not expect to recover the entire amortized cost basis of the security. If the entity intends to sell the security or it is likely it will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the entity does not intend to sell the security and it is not likely that the entity will be required to sell the security but the entity does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings as an OTTI. The credit loss is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected of a security. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment loss related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, would be recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are to be presented as a separate category within OCI. For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the OTTI amount recorded in OCI will increase the carrying value of the investment, and would not affect earnings. If there is an indication of additional credit losses the security is re-evaluated accordingly based on the procedures described above. Upon adoption of the revised guidance, the noncredit portion of previously recognized OTTI shall be reclassified to accumulated OCI by a cumulative-effect adjustment to the opening balance of retained earnings. These revisions became effective in the interim reporting period ending after June 15, 2009. Upon adoption of this guidance the Company analyzed the securities for which OTTI had been previously recognized and determined that as of the adoption date such losses were credit related. As such, there was no cumulative effect adjustment to the opening balance of retained earnings or a corresponding adjustment to accumulated OCI.

In December 2009, FASB issued ASU No. 2009-17, Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets. This update codifies SFAS No. 166, Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140, which was previously issued by FASB in June 2009 but was not included in the original codification. ASU 2009-17 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This statement is effective for annual reporting periods beginning after November 15, 2009, and for interim periods therein. This standard will primarily impact the Company’s accounting and reporting of transfers representing a portion of a financial asset for which the Company has a continuing involvement, generally known as loan participations. In order to recognize the transfer of a portion of a financial asset as a sale, the transferred portion and any portion that continues to be held by the transferor must represent a participating interest, and the transfer of the participating interest must meet the conditions for surrender of control. To qualify as a participating interest (i) the portions of a financial asset must represent a proportionate ownership interest in an entire financial asset, (ii) from the date of transfer, all cash flows received from the entire financial asset must be divided proportionately among the participating interest holders in an amount equal to their share of ownership, (iii) involve no recourse (other than standard representation and warranties) to, or subordination by, any participating interest holder, and (iv) no party has the right to pledge or exchange the entire financial asset. If the participating interest or surrender of control criteria are not met the transfer is not accounted for as a sale and derecognition of the asset is not appropriate. Rather the transaction is accounted for as a secured borrowing arrangement. The impact of certain participations being reported as secured borrowings rather than derecognizing a portion of a financial asset would increase total assets (loans), liabilities (term debt) and their respective interest income and expense. An increase in total assets also increases regulatory risk-weighted assets and could negatively impact our capital ratios. The Company is reviewing our participation agreements to ensure new originations meet the criteria to allow for sale accounting in order to limit the impact upon our financial statements. The terms contained in certain participation and loan sale agreements, however, are outside the control of the Company. These arrangements largely relate to Small Business Administration (“SBA”) loan sales. These sales agreements contain recourse provisions (generally 90 days) that will initially preclude sale accounting; however, once the recourse provision expires, transfers of portions of financial assets may be reevaluated to determine if they meet the participating interest definition. As a result, we expect to report SBA and potentially certain other transfers of financial assets as secured borrowings which will defer the gain of sale on these transactions, at least until the recourse provision expires, assuming all other sales criteria for each transaction are met. The Company does not believe it has or will have a significant amount of participations subject to recourse provisions or other features that would preclude derecognition of the assets transferred. The adoption of ASU No. 2009-17 did not materially impact the Company’s consolidated financial statements.

In December 2009, FASB issued ASU No. 2009-18, Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This update codifies SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which was previously issued by FASB in June 2009 but was not included in the original codification. ASU 2009-18 eliminates FASB Interpretations 46(R) (“FIN 46(R)”) exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity (“VIE”). Under the revised guidance, the primary beneficiary of a VIE (party who must consolidate the VIE) is the enterprise that has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE, or the right to receive benefits of the VIE that could potentially be significant to the VIE. ASU 2009-18 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying FIN 46(R) provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. This statement requires additional disclosures regarding an entity’s involvement in a variable interest entity. This statement is effective for annual reporting periods beginning after November 15, 2009, and for interim periods therein. The Company has evaluated the impact of this guidance in regards to our involvement with variable interest entities. This guidance potentially impacts the accounting for our limited partnership equity investments in affordable housing development funds and real estate investment funds. In regards to affordable housing investments, the primary activities that most significantly impacts the VIE’s economic performance include leasing rental units at appropriate rent rates in compliance with low income housing restrictions and requirements, operating the rental property thereby generating income/loss from the partnership operations, and protecting the low income housing tax credits from recapture. As a limited partner, the Company generally does not participate in the control of the partnerships’ business, our involvement is limited to providing a stated amount of financial support (commitment or subscription) as stated within contractual agreements, and the primary purpose of the investment is to receive the tax attributes (tax credits) of the partnership. The general partner, which generally are a developer or non-profit organization, exercise the day-to-day control and management of the partnerships that most significantly impacts the VIE’s economic performance. In regards to the real estate investment funds, the primary activities that most significantly impacts the VIE’s economic performance include the development, financing, and leasing of real estate related properties, and ultimately finding a profitable exit from such investments. The Company’s involvement in these funds are limited minority interest partners. According to the terms of the partnerships, the general partners have exclusive control to manage the enterprise and power to direct activities that impact the VIE’s economic performance. The impact of adoption did not result in the Company consolidating or deconsolidating any variable interest entities as accounted for under previous guidance and, therefore, did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value. This update amends FASB ASC 820, Fair Value Measurements and Disclosure, in regards to the fair value measurement of liabilities. FASB ASC 820 clarifies that in circumstances in which a quoted price for a identical liability in an active market in not available, a reporting entity shall utilize one or more of the following techniques: i) the quoted price of the identical liability when traded as an asset, ii) the quoted price for a similar liability or a similar liability when traded as an asset, or iii) another valuation technique that is consistent with the principles of FASB ASC 820. In all instances a reporting entity shall utilize the approach that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs. Also, when measuring the fair value of a liability a reporting entity shall not include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update was effective for the Company in the fourth quarter of 2009, and primarily affected our considerations related to our measurement of junior subordinated debentures carried at fair value. The adoption of FASB ASU 2009-05 did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. FASB ASU No. 2009-06 requires (i) fair value disclosures by each class of assets and liabilities (generally a subset within a line item as presented in the statement of financial position) rather than major category, (ii) for items measured at fair value on a recurring basis, the amounts of significant transfers between Levels 1 and 2, and transfers into and out of Level 3, and the reasons for those transfers, including separate discussion related to the transfers into each level apart from transfers out of each level, and (iii) gross presentation of the amounts of purchases, sales, issuances, and settlements in the Level 3 recurring measurement reconciliation. Additionally, the ASU clarifies that a description of the valuation techniques(s) and inputs used to measure fair values is required for both recurring and nonrecurring fair value measurements. Also, if a valuation technique has changed, entities should disclose that change and the reason for the change. Disclosures other than the gross presentation changes in the Level 3 reconciliation are effective for the first reporting period beginning after December 15, 2009. The requirement to present the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis will be effective for fiscal years beginning after December 15, 2010. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855)—Amendments to Certain Recognition and disclosure Requirements. This ASU eliminates the requirement for to disclose the date through which a Company has evaluated subsequent events and refines the scope of the disclosure requirements for reissued financial statements. This ASU is effective for the first quarter of 2010. This ASU did not have a material impact on the Company’s consolidated financial statements.

In March, the FASB issued ASU No. 2010-11, Derivatives and Hedging (Topic 815)—Scope Exception Related to Embedded Credit Derivatives. The ASU eliminates the scope exception for bifurcation of embedded credit derivatives in interests in securitized financial assets, unless they are created solely by subordination of one financial instrument to another. The ASU is effective the first quarter beginning after June 15, 2010. The Company has evaluated the impact of adoption and does not expect the ASU will have a material impact on the Company’s consolidated financial statements.

In April, the FASB issued ASU No. 2010-18, Receivables (Topic 310)—Effect of a Loan Modification When the Loan Is Part of a Pool That is Accounted for as a Single Asset. This ASU clarifies that modifications of loans that are accounted for within a pool under Topic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. No additional disclosures are required with this ASU. The amendments in this ASU are effective for modifications of loans accounted for within pools under Topic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively and early application is permitted. Upon initial adoption of the guidance in this ASU, an entity may make a onetime election to terminate accounting for loans as a pool under Topic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The Company has evaluated the impact of adoption and does not expect the ASU will have a material impact on the Company’s consolidated financial statements.

RESULTS OF OPERATIONS

OVERVIEW

For the three months ended March 31, 2010, net loss available to common shareholders was $2.5 million, or $0.03 per diluted common share, as compared to net loss available to common shareholders of $18.4 million, or $0.31 per diluted common share for the three months ended March 31, 2009. The decrease in net loss available to common shareholders for the three months ended March 31, 2010 compared to the same periods of the prior year is principally attributable increased net interest income, decreased provision for loan losses, increased non-interest income, partially offset by increased non-interest expense and increased preferred stock dividends. Non-interest income includes a bargain purchase gain on acquisition in the first quarter of $8.5 million relating to the acquisition of Evergreen. We assumed certain assets and liabilities of Evergreen and Rainier on January 22, 2010 and February 26, 2010, respectively, and the results of the acquired operations are included in our financial results starting on January 23, 2010 and February 27, 2010, respectively.

Umpqua recognizes gains or losses on our junior subordinated debentures carried at fair value resulting from changes in interest rates and the estimated market credit risk adjusted spread that do not directly correlate with the Company’s operating performance. Also,

Umpqua incurs significant expenses related to the completion and integration of mergers and acquisitions. Additionally, we may recognize goodwill impairment losses that have no direct effect on the Company’s or the Bank’s cash balances, liquidity, or regulatory capital ratios. Lastly, Umpqua may recognize one-time bargain purchase gains on certain FDIC-assisted acquisitions that are not reflective of Umpqua’s on-going earnings power. Accordingly, management believes that our operating results are best measured on a comparative basis excluding the impact of gains or losses on junior subordinated debentures measured at fair value, net of tax, merger-related expenses, net of tax, and other charges related to business combinations such as goodwill impairment charges or bargain purchase gains, net of tax. We define operating earnings as earnings available to common shareholders before gains or losses on junior subordinated debentures carried at fair value, net of tax, bargain purchase gains on acquisitions, net of tax, merger related expenses, net of tax, and goodwill impairment, and we calculate operating earnings per diluted share by dividing operating earnings by the same diluted share total used in determining diluted earnings per common share.

The following table provides the reconciliation of loss available to common shareholders (GAAP) to operating loss (non-GAAP), and loss per diluted common share (GAAP) to operating loss per diluted share (non-GAAP) for the periods presented:

Reconciliation of Operating Loss to Net Loss Available to Common Shareholders

(in thousands, except per share data)

	Three months ended March 31,
	2010	2009
Net loss available to common shareholders	$(2,482)	$(18,448)
Adjustments:
Net gain on junior subordinated debentures carried at fair value, net of tax	(3,653)	(348)
Bargain purchase gain on acquisitions, net of tax	(5,074)	-
Merger-related expenses, net of tax	1,144	(120)

Operating loss	$(10,065)	$(18,916)

Per diluted share:
Net loss available to common shareholders	$(0.03)	$(0.31)
Adjustments:
Net gain on junior subordinated debentures carried at fair value, net of tax	(0.04)	-
Bargain purchase gain on acquisitions, net of tax	(0.05)	-
Merger-related expenses, net of tax	0.01	-

Operating loss	$(0.11)	$(0.31)

The following table presents the returns on average assets, average common shareholders’ equity and average tangible common shareholders’ equity for the three months ended March 31, 2010 and 2009. For each of the periods presented, the table includes the calculated ratios based on reported net loss available to common shareholders and operating loss income as shown in the table above. Our return on average common shareholders’ equity is negatively impacted as the result of capital required to support goodwill. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger-related intangible assets, we believe it beneficial to also consider the return on average tangible common shareholders’ equity. The return on average tangible common shareholders’ equity is calculated by dividing net loss available to common shareholders by average shareholders’ common equity less average goodwill and intangible assets, net (excluding MSRs). The return on average tangible common shareholders’ equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders’ equity.

Return on Average Assets, Common Shareholders’ Equity and Tangible Common Shareholders’ Equity

(dollars in thousands)

	Three months ended March 31,
	2010	2009
Returns on average assets:
Net loss available to common shareholders	-0.10%	-0.86%
Operating loss	-0.41%	-0.87%

Returns on average common shareholders’ equity:
Net loss available to common shareholders	-0.71%	-5.80%
Operating loss	-2.86%	-5.88%

Returns on average tangible common shareholders’ equity:
Net loss available to common shareholders	-1.30%	-14.07%
Operating loss	-5.27%	-14.42%

Calculation of average common tangible shareholders’ equity:
Average common shareholders’ equity	$1,427,352	$1,288,744
Less: average goodwill and other intangible assets, net	(653,336)	(757,055)

Average tangible common shareholders’ equity	$774,016	$531,689

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

The following table provides a reconciliation of ending shareholders’ equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of March 31, 2010 and December 31, 2009:

Reconciliations of Total Shareholders’ Equity to Tangible Common Shareholders’ Equity and Total Assets to Tangible Assets

(dollars in thousands)

	March 31, 2010	December 31, 2009
Total shareholders’ equity	$1,646,858	$1,566,517
Subtract:
Preferred Stock	198,289	204,335
Goodwill and other intangible assets, net	679,255	639,634

Tangible common shareholders’ equity	$769,314	$722,548

Total assets	$10,511,002	$9,381,372
Subtract:
Goodwill and other intangible assets, net	679,255	639,634

Tangible assets	$9,831,747	$8,741,738

Tangible common equity ratio	7.82%	8.27%

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although we believe these non-GAAP financial measure are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

NET INTEREST INCOME

Net interest income is the largest source of our operating income. Net interest income for the three months ended March 31, 2010 was $87.1 million, an increase of $11.6 million or 15% compared to the same period in 2009. Net interest income for the three months ended March 31, 2010 was negatively impacted by the $1.1 million reversal of interest income on loans during the quarter. The results for the three months ended March 31, 2010 as compared to the same period in 2009 are attributable to growth in outstanding average interest-earning assets, primarily investment securities, partially offset by growth in interest-bearing liabilities, primarily time deposits, and a decrease in net interest margin. In addition to organic growth, the FDIC-assisted purchase and assumption of certain assets and liabilities of Evergreen and Rainier, which were completed on January 22, 2010 and February 26, 2010, respectively, contributed to the increase in assets and liabilities in the three months ended March 31, 2010 over the same period in 2009.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax-equivalent basis was 4.04% for the three months ended March 31, 2010, a decrease of 3 basis points as compared to the same period in 2009. The decrease in net interest margin primarily resulted from the decreased yield on interest-earning assets of 54 basis points primarily resulting from holding higher interest bearing cash balances with the Federal Reserve Bank (at 25 basis points), the decline in non-covered loan balances, and interest reversals on loans. The increased interest bearing cash balances result from the historically low yields available in the bond markets that do not present an attractive long-term investment alternative. The $1.1 million reversal of interest income on non-accrual loans in the quarter contributed to a 5 basis point decline in the tax equivalent net interest margin during the quarter. This was partially offset by the decrease in our interest expense to earning assets of 51 basis points resulting from the lower costs of interest bearing deposits, and junior subordinated debentures that are indexed to the three month LIBOR.

Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds. The following table present condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three months ended March 31, 2010 and 2009:

Average Rates and Balances

(dollars in thousands)

	Three months ended March 31, 2010			Three months ended March 31, 2009
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Non-covered loans and leases(1)	$5,958,946	$84,453	5.75%	$6,179,936	$88,173	5.79%
Covered loans and leases	363,967	6,255	6.97%	-	-	0.00%
Taxable securities	1,610,407	16,075	3.99%	1,188,859	14,371	4.83%
Non-taxable securities(2)	221,405	3,235	5.84%	183,581	2,656	5.79%
Temporary investments and interest bearing deposits	678,930	399	0.24%	52,063	32	0.24%

Total interest earning assets	8,833,655	110,417	5.07%	7,604,439	105,232	5.61%
Allowance for loan and lease losses	(106,413)			(93,116)
Other assets	1,250,574			1,202,522

Total assets	$9,977,816			$8,713,845

INTEREST-BEARING LIABILITIES:
Interest bearing checking and savings accounts	$3,853,380	$7,424	0.78%	$3,182,938	$8,426	1.07%
Time deposits	2,535,711	11,365	1.82%	2,267,676	16,037	2.87%
Federal funds purchased and repurchase agreements	48,706	123	1.02%	59,093	184	1.26%
Term debt	180,955	1,520	3.41%	206,486	1,756	3.45%
Junior subordinated debentures	188,623	1,885	4.05%	195,779	2,560	5.30%

Total interest-bearing liabilities	6,807,375	22,317	1.33%	5,911,972	28,963	1.99%
Non-interest-bearing deposits	1,448,668			1,251,971
Other liabilities	62,094			58,808

Total liabilities	8,318,137			7,222,751
Preferred equity	232,327			202,350
Common equity	1,427,352			1,288,744

Total liabilities and shareholders’ equity	$9,977,816			$8,713,845

NET INTEREST INCOME(2)		$88,100			$76,269

NET INTEREST SPREAD			3.74%			3.62%

AVERAGE YIELD ON EARNING ASSETS(1), (2)			5.07%			5.61%
INTEREST EXPENSE TO EARNING ASSETS			1.03%			1.54%

NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN(1), (2)			4.04%			4.07%

(1)	Non-accrual loans and mortgage loans held for sale are included in the average balance.
(2)	Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1.0 million and $856,000 for the three months ended March 31, 2010 and 2009, respectively.

The following table set forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three months ended March 31, 2010 as compared to the same period in 2009. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Rate/Volume Analysis

(in thousands)

	Three months ended March 31, 2010 compared to 2009
	Increase (decrease) in interest income and expense due to changes in
	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Non-covered loans and leases	$(3,135)	$(585)	$(3,720)
Covered loans and leases	6,255	-	6,255
Taxable securities	4,501	(2,797)	1,704
Non-taxable securities(1)	552	27	579
Temporary investments and interest bearing deposits	368	(1)	367

Total(1)	8,541	(3,356)	5,185

INTEREST-BEARING LIABILITIES:
Interest bearing checking and savings accounts	1,564	(2,566)	(1,002)
Time deposits	1,727	(6,399)	(4,672)
Repurchase agreements and federal funds	(29)	(32)	(61)
Term debt	(214)	(22)	(236)
Junior subordinated debentures	(91)	(584)	(675)

Total	2,957	(9,603)	(6,646)

Net increase in net interest income(1)	$5,584	$6,247	$11,831

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

PROVISION FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses was $42.1 million for the three months ended March 31, 2010 compared to $59.1 million for the same period in 2009. As an annualized percentage of average outstanding loans, the provision for loan losses recorded for the three months ended March 31, 2010 was 2.88% as compared to 3.91% in the same period in 2009.

The decrease in the provision for loan and lease losses in the three months ended March 31, 2010 as compared to the same period in 2009 is attributable to a reduction in downgrades within the portfolio, an easing in the velocity of declining real estate values in our markets and the resulting impact on our commercial real estate and commercial construction portfolio, and the decrease in net charge-offs during the period.

The Company recognizes the charge-off of impairment reserves on impaired loans in the period they arise for collateral dependent loans. Therefore, the non-covered non-accrual loans of $183.5 million as of March 31, 2010 have already been written-down to their estimated fair value, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices. Depending on the characteristics of a loan, the fair value of collateral is estimated by obtaining external appraisals.

The provision for loan and lease losses is based on management’s evaluation of inherent risks in the loan portfolio and a corresponding analysis of the allowance for loan and lease losses. Additional discussion on loan quality, our procedures to measure loan impairment, and the allowance for loan and lease losses is provided under the heading Asset Quality and Non-Performing Assets below.

NON-INTEREST INCOME

Non-interest income for the three months ended March 31, 2010 was $32.1 million, an increase of $16.5 million, or 107%, as compared to the same period in 2009. The following table presents the key components of non-interest income for the three months ended March 31, 2010 and 2009:

Non-Interest Income

(dollars in thousands)

	Three months ended March 31,
	2010	2009	Change Amount	Change Percent
Service charges on deposit accounts	$8,365	$7,701	$664	9%
Brokerage commissions and fees	2,639	1,379	1,260	91%
Mortgage banking revenue, net	3,478	4,070	(592)	-15%
(Loss) gain on investment securities, net	(288)	35	(323)	-923%
Gain on junior subordinated debentures carried at fair value	6,088	580	5,508	950%
Bargain purchase gain on acquisition	8,456	-	8,456	NM
Change in FDIC indemnification asset	610	-	610	NM
Other income	2,718	1,752	966	55%

Total	$32,066	$15,517	$16,549	107%

The increase in deposit service charges in the three months ended March 31, 2010 over the same periods in 2009 is attributable to increased non-sufficient funds and overdraft fee income in the current period due to higher average overdraft balances and due to increased deposit service charges related to the deposits acquired in the Rainier and Evergreen acquisitions.

Brokerage commissions and fees for the three months ended March 31, 2010 increased 91% as a result of the increase in financial advisors and assets under management at Umpqua Investments.

Mortgage banking revenue for the three months ended March 31, 2010 decreased due to a decrease in purchase and refinancing activity, compared to the same period of the prior year. Closed mortgage volume for the three months ended March 31, 2010 was $127.3 million, representing a 34% decrease compared to the same quarter of the prior year. The current low mortgage interest rate environment contributed to a $129,000 decline in fair value on the mortgage servicing right (“MSR”) asset in the current quarter, compared to a $1.4 million decline in fair value recognized in the same period prior year.

For the three months ended March 31, 2010, we recorded gains of $6.1 million as compared to gains of $580,000 for the three months ended March 31, 2009, resulting from the change in fair value of the junior subordinated debentures recorded at fair value. The change in fair value of the junior subordinated debentures carried at fair value in the current year primarily resulted from the widening of the credit risk adjusted spread over the contractual rate of each junior subordinated debenture measured at fair value. Additional information on the junior subordinated debentures carried at fair value is included in Note 8 of the Notes to Condensed Consolidated Financial Statements and under the heading Junior Subordinated Debentures.

A bargain purchase gain of $8.5 million represents the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities in the Evergreen acquisition.

Other income for the three months ended March 31, 2010 increased $1.0 million over the same period in the prior year, attributable primarily to proceeds received of $230,000 from bank owned life insurance death benefits and $393,000 due to the operations of recently acquired institutions.

NON-INTEREST EXPENSE

Non-interest expense for the three months ended March 31, 2010 was $69.9 million, an increase of $9.9 million, or 17%, as compared to the same period in 2009. The following table presents the key elements of non-interest expense for the three months ended March 31, 2010 and 2009:

Non-Interest Expense

(dollars in thousands)

	Three months ended March 31,
	2010	2009	Change Amount	Change Percent
Salaries and employee benefits	$36,240	$31,073	$5,167	17%
Net occupancy and equipment	10,676	9,621	1,055	11%
Communications	2,224	1,753	471	27%
Marketing	1,009	970	39	4%
Services	4,915	5,329	(414)	-8%
Supplies	726	795	(69)	-9%
FDIC assessments	3,444	2,625	819	31%
Net loss on other real estate owned	2,311	2,299	12	1%
Intangible amortization	1,308	1,362	(54)	-4%
Merger related expenses	1,906	200	1,706	853%
Other expenses	5,112	3,924	1,188	30%

Total	$69,871	$59,951	$9,920	17%

Salaries and employee benefits costs increased $5.2 million in the three months ending March 31, 2010, as compared to the same period prior year. Approximately $1.7 million of the increase is the result of the acquisition of Rainier and Evergreen and the remainder primarily results from the increase in full-time equivalent employees.

Net occupancy and equipment expense increased for the three months ended March 31, 2010, as compared to the same periods in the prior year. Approximately $600,000 of the increase is the result of the cost of operating 21 new locations through the acquisition of Rainier and Evergreen, as well as the expansion into new locations during the prior year.

FDIC assessments increased for the three months ending March 31, 2010 as compared to the same periods of the prior year as a result of industry wide increase in the assessment rate, organic deposit growth, and deposit growth resulting from the FDIC-assisted acquisitions of Evergreen and Rainier.

We incur significant expenses in connection with the completion and integration of bank acquisitions that are not capitalizable. Classification of expenses as merger-related is done in accordance with the provisions of a Board-approved policy. The merger-related expenses incurred in 2009 relate primarily to the FDIC-assisted purchase and assumption of certain assets and liabilities of the Evergreen and Rainier.

The slowdown in the housing industry, which has continued to detrimentally affect our residential development portfolio, has led to a continued elevated level of foreclosures on residential development related properties and movement of the properties into other real estate owned (“OREO”). Declines in the market values of these properties after foreclosure have resulted in additional losses on the sale of the properties or by valuation adjustments. During the three months ended March 31, 2010, the Company recognized losses on sale of OREO of $2.3 million.

INCOME TAXES

Our consolidated effective tax rate as a percentage of pre-tax income for the three months ended March 31, 2010 was (36.2)% as compared to 45.8% for the three months ended March 31, 2009. The effective tax rates differed from the federal statutory rate of 35% and the apportioned state rate of 6% (net of the federal tax benefit) principally because of non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities, tax credits arising from low income housing investments, and Business Energy tax credits.

FINANCIAL CONDITION

INVESTMENT SECURITIES

Trading securities consist of securities held in inventory by Umpqua Investments for sale to its clients and securities invested in trust for the benefit of certain executives or former employees of acquired institutions as required by agreements. Trading securities were $2.0 million at March 31, 2010, as compared to $2.3 million at December 31, 2009. This decrease is principally attributable to a decrease in Umpqua Investments’ inventory of trading securities.

Investment securities available for sale were $1.8 billion as of both March 31, 2010 and December 31, 2009. Investment securities available for sale of $30.3 million assumed in the Evergreen and Rainier acquisitions, purchases of $11.9 million of investment securities available for sale, and an increase in fair value of investments securities available for sale of $13.8 million were partially offset by paydowns of $60.8 million and amortization of net purchase price premiums of $3.5 million.

Investment securities held to maturity were nearly unchanged at $6.1 million as of March 31, 2010 as compared to holdings at December 31, 2009. Paydowns and maturities of investment securities held to maturity of $259,000 were offset by other-than-temporary impairment (“OTTI”) charges of $280,000 (of which all represents the credit loss component recognized as a charge to earnings).

The following table presents the available for sale and held to maturity investment securities portfolio by major type as of March 31, 2010 and December 31, 2009:

Investment Securities Composition

(dollars in thousands)

	Investment Securities Available for Sale
	March 31, 2010		December 31, 2009
	Fair Value	%	Fair Value	%
U.S. Treasury and agencies	$12,224	1%	$11,794	1%
Obligations of states and political subdivisions	226,712	13%	211,825	12%
Residential mortgage-backed securities and collateralized mortgage obligations	1,541,634	86%	1,569,849	87%
Other debt securities	159	0%	159	0%
Investments in mutual funds and other equity Securities	2,015	0%	1,989	0%

Total	$1,782,744	100%	$1,795,616	100%

	Investment Securities Held to Maturity
	March 31, 2010		December 31, 2009
	Amortized Cost	%	Amortized Cost	%
Obligations of states and political subdivisions	$3,196	53%	$3,216	53%
Residential mortgage-backed securities and collateralized mortgage obligations	2,866	47%	2,845	47%

Total	$6,062	100%	$6,061	100%

We review investment securities on an ongoing basis for the presence of other-than-temporary impairment (“OTTI”) or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether we intend to sell a security or if it is likely that we will be required to sell the security before recovery of our amortized cost basis of the investment, which may be maturity, and other factors. For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the OTTI amount recorded in OCI will increase the carrying value of the investment, and would not affect earnings. If there is an indication of additional credit losses the security is reevaluated according to the procedures described above.

The following tables present the OTTI losses for the three months ended March 31, 2010 and 2009 in the held to maturity portfolio. There were no OTTI losses for the periods shown in investment securities available for sale:

(in thousands)
	Three months ended
	2010	2009
Total other-than-temporary impairment losses	$5	$2,137
Portion of other-than-temporary impairment losses transferred from (recognized in) other comprehensive income(1)	284	-

Net impairment losses recognized in earnings(2)	$289	$2,137

(1)	Represents other-than-temporary impairment losses related to all other factors.
(2)	Represents other-than-temporary impairment losses related to credit losses.

The OTTI recognized on investment securities held to maturity relates to non-agency collateralized mortgage obligations for all periods presented. Each of these securities holds various levels of credit subordination. The underlying mortgage loans of these securities were originated from 2003 through 2007. At origination, the weighted average loan-to-value of the underlying mortgages was 69%; the underlying borrowers had weighted average FICO scores of 731, and 59% were limited documentation loans. These securities were valued by third-party pricing services using matrix or model pricing methodologies and were corroborated by broker indicative bids. We estimated the cash flows of the underlying collateral for each security considering credit, interest and prepayment risk models that incorporate management’s estimate of projected key assumptions including prepayment rates, collateral default rates and loss severity. Assumptions utilized vary from security to security, and are influenced by factors such as loan interest rates, geographic location, borrower characteristics and vintage, and historical experience. We then used a third party to obtain information about the structure of each security, including subordination and other credit enhancements, in order to determine how the underlying collateral cash flows will be distributed to each security issued in the structure. These cash flows were then discounted at the interest rate used to recognize interest income on each security. We review the actual collateral performance of these securities on a quarterly basis and update the inputs as appropriate to determine the projected cash flows. The following table presents a summary of the significant inputs utilized to measure management’s estimate of the credit loss component on these non-agency collateralized mortgage obligations as of March 31, 2010:

	Range		Weighted Average
	Minimum	Maximum
Constant prepayment rate	4.0%	25.0%	14.8%
Collateral default rate	8.0%	45.0%	16.8%
Loss severity	20.0%	50.0%	34.7%

Gross unrealized losses in the available for sale investment portfolio was $1.4 million at March 31, 2010. This consisted primarily of unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations of $1.2 million and unrealized losses on obligations of states and political subdivisions of $180,000. The unrealized losses were primarily caused by interest rate increases subsequent to the purchase of the securities, and not credit quality. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. Additional information about the investment portfolio is provided in Note 3 of the Notes to Condensed Consolidated Financial Statements.

RESTRICTED EQUITY SECURITIES

Restricted equity securities were $32.0 million at March 31, 2010 and $15.2 million at December 31, 2009. The increase of $16.8 million is attributable to the FDIC-assisted acquisitions of Evergreen and Rainier. Of the $32.0 million at March 31, 2010, $28.6 million represent the Bank’s investment in the Federal Home Loan Banks (“FHLB”) of Seattle and San Francisco, respectively. FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par. The remaining restricted equity securities represent investments in Pacific Coast Bankers’ Bancshares stock.

Although as of March 31, 2010, the FHLB of Seattle complies with all of its regulatory requirements (including the risk-based capital requirement), it remains classified as “undercapitalized” by the Federal Housing Finance Agency (“Finance Agency”).

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

Under Finance Agency regulations, a FHLB that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock in excess of what is required for members’ current loans. Moody’s Investors Service (Moody’s) current assessment of the FHLB’s portfolios indicates that the true economic losses embedded in these securities are significantly less than the accounting impairments would suggest and are manageable given the FHLB’s capital levels. According to Moody’s, the large difference between the expected economic losses and the mark-to-market impairment losses for accounting purposes is attributed to market illiquidity, de-leveraging and stress in the credit market in general. The FHLBs have access to the U.S. Government-Sponsored Enterprise Credit Facility, a secured lending facility that serves as a liquidity backstop, substantially reducing the likelihood that the FHLBs would need to sell securities to raise liquidity and, thereby, cause the realization of large economic losses. Moody’s has stated that their Aaa senior debt rating and Prime-1 short-term debt rating for the FHLB system are likely to remain unchanged based on expectations that the FHLBs have a very high degree of government support. Moody’s rating of the FHLB of Seattle as Aaa with stable outlook was reaffirmed in May 2009 and Standard and Poors rating of AA+ was reaffirmed in August 2009. Based on the above, the Company has determined there is not an other-than-temporary impairment on the FHLB stock investment as of March 31, 2010.

LOANS AND LEASES

Non-covered loans and leases

Total non-covered loans and leases outstanding at March 31, 2010 were $5.8 billion, a decrease of $167.4 million as compared to year-end 2009. This decrease is principally attributable to charge-offs of $39.8 million and transfers to other real estate owned of $6.0 million, and loan paydowns and maturities, net of loan originations, of $137.2 million during the period. The following table presents the concentration distribution of our non-covered loan portfolio at March 31, 2010 and December 31, 2009. The classification of non-covered loan balances presented is reported in accordance with the regulatory reporting requirements.

Non-covered Loan Concentrations

(dollars in thousands)

	March 31, 2010		December 31, 2009
	Amount	Percentage	Amount	Percentage
Construction and development	$548,375	9.4%	$618,476	10.3%
Farmland	113,116	1.9%	110,106	1.9%
Home equity credit lines	266,676	4.6%	267,963	4.5%
Single family first lien mortgage	243,476	4.2%	236,362	3.9%
Single family second lien mortgage	22,307	0.4%	23,609	0.4%
Multifamily	207,867	3.6%	198,724	3.3%
Commercial real estate	3,353,782	57.5%	3,372,581	56.2%

Total real estate secured	4,755,599	81.6%	4,827,821	80.5%
Commercial and industrial	945,391	16.1%	1,016,803	16.9%
Agricultural production	56,980	1.0%	73,472	1.2%
Consumer	32,963	0.6%	35,212	0.6%
Leases	32,740	0.6%	34,528	0.6%
Other	19,217	0.3%	22,832	0.4%
Deferred loan fees, net	(11,032)	-0.2%	(11,401)	-0.2%

Total non-covered loans	$5,831,858	100.0%	$5,999,267	100.0%

Due to the impact of the continuing housing market downturn on our residential development loan portfolio, discussion of and tables related to this non-covered loan segment is provided under the heading Asset Quality and Non-Performing Assets below.

Covered loans and leases

Total covered loans and leases outstanding at March 31, 2010 were $696.8 million. The following table presents the concentration distribution of our covered loan portfolio at March 31, 2010. The classification of covered loan balances presented is reported in accordance with the regulatory reporting requirements.

Covered Loan Concentrations

(dollars in thousands)

(in thousands)

	March 31, 2010
	Amount	Percentage
Construction and development	$51,000	7.3%
Farmland	3,567	0.5%
Home equity credit lines	24,908	3.6%
Single family first lien mortgage	58,496	8.4%
Single family second lien mortgage	31,315	4.5%
Multifamily	129,785	18.6%
Commercial real estate	339,599	48.7%

Total real estate secured	638,670	91.6%
Commercial and industrial	43,854	6.3%
Agricultural production	-	0.0%
Consumer	12,983	1.9%
Leases	-	0.0%
Other	1,332	0.2%
Deferred loan fees, net	(57)	0.0%

Total covered loans	$696,782	100.0%

The covered loans are subject to loss sharing agreements with the FDIC. Under the terms of the Evergreen acquisition loss sharing agreement, the FDIC will cover a substantial portion of any future losses on loans, related unfunded loan commitments, other real estate owned (“OREO”) and accrued interest on loans for up to 90 days. The FDIC will absorb 80% of losses and share in 80% of loss recoveries on the first $90 million on covered assets for Evergreen and absorb 95% of losses and share in 95% of loss recoveries exceeding $90 million, except for the Bank will incur losses up to $30.2 million before the loss-sharing will commence. The loss sharing arrangements for non-single family residential and single family residential loans are in effect for 5 years and 10 years, respectively, and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition dates.

Under the terms of the Rainier loss sharing agreement, the FDIC will cover a substantial portion of any future losses on loans, related unfunded loan commitments, other real estate owned (“OREO”) and accrued interest on loans for up to 90 days. The FDIC will absorb 80% of losses and share in 80% of loss recoveries on the first $95 million of losses on covered assets and absorb 95% of losses and share in 95% of loss recoveries exceeding $95 million. The loss sharing arrangements for non-single family residential and single family residential loans are in effect for 5 years and 10 years, respectively, and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition dates.

Discussion of and tables related to the covered loan segment is provided under the heading Asset Quality and Non-Performing Assets.

ASSET QUALITY AND NON-PERFORMING ASSETS

Non-covered loans and leases

Non-covered non-performing loans, which include non-covered non-accrual loans and non-covered accruing loans past due over 90 days, totaled $190.7 million, or 3.27% of non-covered total loans, at March 31, 2010, as compared to $199.0 million, or 3.32% of total non-covered loans, at December 31, 2009. Non-covered non-performing assets, which include non-covered non-performing loans and non-covered foreclosed real estate (“other real estate owned”), totaled $209.6 million, or 1.99% of total assets, as of March 31, 2010, as compared to $223.6 million, or 2.38% of total assets, as of December 31, 2009.

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

Non-covered loans are classified as non-accrual when collection of principal or interest is doubtful—generally if they are past due as to maturity or payment of principal or interest by 90 days or more—unless such loans are well-secured and in the process of collection. Additionally, all non-covered loans that are impaired are considered for non-accrual status. Non-covered loans placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospects for future payments in accordance with the loan agreement appear relatively certain.

Upon acquisition of real estate collateral, typically through the foreclosure process, we promptly begin to market the property for sale. If we do not begin to receive offers or indications of interest we will analyze the price and review market conditions to assess whether a lower price reflects the market value of the property and would enable us to sell the property. In addition, we update appraisals on other real estate owned property six to nine months after the most recent appraisal. Increases in valuation adjustments recorded in a period are primarily based on i) updated appraisals received during the period, or ii) management’s authorization to reduce the selling price of the property during the period. Unless a current appraisal is available, an appraisal will be ordered prior to a loan moving to other real estate owned. Foreclosed properties held as other real estate owned are recorded at the lower of the recorded investment in the loan or market value of the property less expected selling costs. Other real estate owned at March 31, 2010 totaled $18.9 million and consisted of 48 properties. At March 31, 2010, one property with a carrying value of $1.3 million is subject to a sales contract, but is accounted for under the deposit method and continues to be reported as other real estate owned.

Non-covered loans are reported as restructured when the Bank grants a concession(s) to a borrower experiencing financial difficulties that it would not otherwise consider. Examples of such concessions include a reduction in the loan rate, forgiveness of principal or accrued interest, extending the maturity date(s) or providing a lower interest rate than would be normally available for a transaction of similar risk. As a result of these concessions, restructured loans are impaired as the Bank will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement. Impairment reserves on non-collateral dependent restructured loans are measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value. These impairment reserves are recognized as a specific component to be provided for in the allowance for loan and lease losses.

The Company has written down impaired, non-covered non-accrual loans as of March 31, 2010 to their estimated net realizable value, based on disposition value, and are expected to be resolved with no additional material loss, absent further decline in market prices. The following table summarizes our non-covered non-performing assets and restructured loans as of March 31, 2010 and December 31, 2009:

Non-covered Non-Performing Assets

(dollars in thousands)

(in thousands)

	March 31, 2010	December 31, 2009
Non-covered loans on non-accrual status	183,510	193,118
Non-covered loans past due 90 days or more and accruing	7,200	5,909

Total non-covered non-performing loans	190,710	199,027
Non-covered other real estate owned	18,872	24,566

Total non-covered non-performing assets	$209,582	$223,593

Restructured loans(1)	$97,971	$134,439

Allowance for loan losses	$110,784	$107,657
Reserve for unfunded commitments	765	731

Allowance for credit losses	$111,549	$108,388

Asset quality ratios:
Non-covered non-performing assets to total assets	1.99%	2.38%
Non-covered non-performing loans to total non-covered loans	3.27%	3.32%
Allowance for loan losses to total non-covered loans	1.90%	1.79%
Allowance for credit losses to total non-covered loans	1.91%	1.81%
Allowance for credit losses to total non-covered non-performing loans	58%	54%

(1)	Represents accruing restructured loans performing according to their restructured terms.

The following tables summarize our non-covered non-performing assets by loan type and region as of March 31, 2010 and December 31, 2009:

Non-covered Non-Performing Assets by Type and Region

(in thousands)

	March 31, 2010
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total
Non-covered loans on non-accrual status
Residential development	$1,389	$936	$4,145	$-	$19,011	$7,829	$33,310
Commercial construction	10,267	-	-	2,676	14,896	4,059	31,898
Commercial real estate	25,233	3,857	3,858	-	15,114	18,011	66,073
Commercial	23,667	3,635	811	13,113	264	10,739	52,229
Other	-	-	-	-	-	-	-

Total non-covered loans on non-accrual status	60,556	8,428	8,814	15,789	49,285	40,638	183,510

Non-covered loans past due 90 days or more and accruing
Residential development	-	-	-	-	-	-	-
Commercial construction	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	203	448	651
Commercial	-	-	-	-	51	121	172
Other	6,192	-	-	-	185	-	6,377

Total non-covered loans past due 90 days or more and accruing	6,192	-	-	-	439	569	7,200

Total non-covered non-performing loans	66,748	8,428	8,814	15,789	49,724	41,207	190,710

Non-covered other real estate owned
Residential development	636	4,320	968	1,457	2,674	566	10,621
Commercial construction	359	978	-	426	2,426	-	4,189
Commercial real estate	821	-	348	-	651	-	1,820
Commercial	191	867	-	-	-	117	1,175
Other	1,067	-	-	-	-	-	1,067

Total non-covered other real estate owned	3,074	6,165	1,316	1,883	5,751	683	18,872

Total non-covered non-performing assets	$69,822	$14,593	$10,130	$17,672	$55,475	$41,890	$209,582

	December 31, 2009
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total
Non-covered loans on non-accrual status
Residential development	$4,090	$2,729	$4,950	$-	$23,391	$10,324	$45,484
Commercial construction	10,061	987	-	2,700	18,602	4,308	36,658
Commercial real estate	16,101	4,043	5,029	1,566	20,821	14,819	62,379
Commercial	31,329	3,591	481	9,963	328	2,905	48,597
Other	-	-	-	-	-	-	-

Total non-covered loans on non-accrual status	61,581	11,350	10,460	14,229	63,142	32,356	193,118

Non-covered loans past due 90 days or more and accruing
Residential development	-	-	-	-	-	-	-
Commercial construction	-	-	-	-	-	-	-
Commercial real estate	-	-	-	247	-	-	247
Commercial	-	-	-	1,000	266	-	1,266

Other	4,222	-	-	-	174	-	4,396

Total non-covered loans past due 90 days or more and accruing	4,222	-	-	1,247	440	-	5,909

Total non-covered non-performing loans	65,803	11,350	10,460	15,476	63,582	32,356	199,027

Non-covered other real estate owned
Residential development	2,772	4,643	1,064	4,885	1,987	144	15,495
Commercial construction	359	392	-	426	3,595	-	4,772
Commercial real estate	430	-	514	-	-	-	944
Commercial	303	982	-	-	-	151	1,436
Other	1,919	-	-	-	-	-	1,919

Total non-covered other real estate owned	5,783	6,017	1,578	5,311	5,582	295	24,566

Total non-covered non-performing assets	$71,586	$17,367	$12,038	$20,787	$69,164	$32,651	$223,593

As of March 31, 2010, the non-covered non-performing assets of $209.6 million have been written down by 45%, or $172.3 million, from their original balance of $381.9 million.

Our residential development loan portfolio, a subset of the construction and development category, has been adversely impacted by the housing market downturn. As a result, the Company has focused its efforts to reduce our exposure to this segment. The following table presents a geographic distribution of the non-covered residential development portfolio for the periods shown:

Non-covered Residential Development Loans

(dollars in thousands)

	December 31, 2009	March 31, 2010	Change Since December 31, 2009
Northwest Oregon	$ 88,762	$ 81,409	-8%
Central Oregon	9,059	4,962	-45%
Southern Oregon	19,006	17,149	-10%
Washington	8,616	8,462	-2%
Greater Sacramento	74,993	67,676	-10%
Northern California	25,373	22,140	-13%

Total	$ 225,809	$ 201,798	-11%

Percentage of total non-covered loan portfolio	4%	3%

Quarterly change amount		$ (24,011)

At March 31, 2010, $33.3 million, or 17%, of the total $190.7 million of non-covered non-performing loans were non-covered residential development loans. The following table presents a geographic distribution of the non-covered non-performing residential development loans for the periods shown:

Non-covered Residential Development Non-Performing Loans

(dollars in thousands)

	December 31, 2009	March 31, 2010	Change Since December 31, 2009
Northwest Oregon	$ 4,090	$ 1,389	-66%
Central Oregon	2,729	936	-66%
Southern Oregon	4,950	4,145	-16%
Greater Sacramento	23,391	19,011	-19%
Northern California	10,324	7,829	-24%

Total	$ 45,484	$ 33,310	-27%

Percentage of non-covered non-performing loans	23%	17%

Quarterly change amount		$ (12,174)

The following table presents the remaining non-covered performing residential development loans by size and geographic distribution as of March 31, 2010:

Non-covered Residential Development Performing Loans

(dollars in thousands)

	$250k and less	$250k to $1 million	$1 million to $3 million	$3 million to $5 million	$5 million to $10 million	$10 million and greater	Total
Northwest Oregon	$4,717	$10,150	$19,628	$14,672	$16,134	$14,719	$80,020
Central Oregon	512	1,051	2,463	-	-	-	4,026
Southern Oregon	1,090	6,728	5,186	-	-	-	13,004
Washington	-	687	7,775	-	-	-	8,462
Greater Sacramento	3,961	5,359	2,073	4,817	11,455	21,000	48,665
Northern California	1,265	2,575	10,471	-	-	-	14,311

Total	$11,545	$26,550	$47,596	$19,489	$27,589	$35,719	$168,488

Non-covered commercial real estate, commercial and commercial construction represent 35%, 27% and 17%, respectively, of the remaining non-covered non-performing loans as of March 31, 2010, compared to 31%, 25% and 18%, respectively, as of December 31, 2009. Non-covered commercial real estate non-performing loans were $66.7 million at March 31, 2010, compared to $62.6 million at December 31, 2009. Non-covered commercial non-performing loans were $52.4 million at March 31, 2010, compared to $49.9 million at December 31, 2009. Non-covered commercial construction non-performing loans were $31.9 million at March 31, 2010, compared to $36.7 million at December 31, 2009. Of these non-covered non-performing loan balances as of March 31, 2010, 57% are directly affected by the housing market downturn or the real estate bubble, or indirectly impacted from the contraction of real estate dependent businesses. The remaining non-covered non-performing loans in these segments primarily reflect the impact of the U.S. recession on certain businesses.

During 2009, the Company performed extensive reviews of our permanent commercial real estate portfolio, including stress testing. These reviews were performed on both our non-owner and owner occupied credits. These reviews were completed to verify leasing status, to ensure the accuracy of risk ratings, and to develop pro-active action plans with borrowers on projects where debt service coverage has dropped below the Bank’s benchmark. The stress testing was performed to determine the effect of rising cap rates, interest rates and vacancy rates, on this portfolio. Based on our analysis, the Company believes our lending teams are effectively managing the risks in this portfolio. There can be no assurance that any further declines in economic conditions, such as potential increases in retail or office vacancy rates, will exceed the projected assumptions utilized in the stress testing and may result in additional non-covered non-performing loans in the future.

At March 31, 2010 and December 31, 2009, non-covered impaired loans of $98.0 million and $134.4 million were classified as non-covered performing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The non-covered performing restructured loans on accrual status represent the only impaired loans accruing interest at each respective date. In order for a restructured loan to be considered performing and on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Company has no obligations to lend additional funds on the restructured loans as of March 31, 2010.

The following tables summarize our performing non-covered restructured loans by loan type and region as of March 31, 2010 and December 31, 2009:

Non-covered Restructured Loans by Type and Region

(in thousands)

	March 31, 2010
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total
Residential development	$26,476	$-	$305	$7,775	$32,814	$-	$67,370
Commercial construction	-	-	-	-	-	-	-
Commercial real estate	5,263	-	5,788	-	9,723	3,830	24,604
Commercial	189	-	-	-	53	1,239	1,481
Other	4,481	-	-	-	35	-	4,516

Total	$36,409	$-	$6,093	$7,775	$42,625	$5,069	$97,971

	December 31, 2009
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total
Residential development	$26,994	$-	$306	$7,985	$33,103	$-	$68,388
Commercial construction	-	-	-	-	-	-	-
Commercial real estate	18,349	-	5,790	-	9,742	7,866	41,747
Commercial	715	-	-	-	279	18,628	19,622
Other	4,634	-	-	-	48	-	4,682

Total	$50,692	$-	$6,096	$7,985	$43,172	$26,494	$134,439

The following table presents a distribution of our performing non-covered restructured loans by year of maturity, according to the restructured terms, as of March 31, 2010:

(in thousands)

Year	Amount
2010	$69,548
2011	12,074
2012	1,493
2013	1,865
2014	1,671
Thereafter	11,320

Total	$97,971

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

Covered Non-Performing Assets

Covered nonperforming assets totaled $43.7 million, representing 0.42% of total assets at March 31, 2010. These covered nonperforming assets are subject to shared-loss agreements with the FDIC. The following tables summarize our covered nonperforming assets at March 31, 2010.

(dollars in thousands)

March 31, 2010
Covered loans on non-accrual status	$34,676

Total non-performing loans	34,676
Covered other real estate owned	8,995

Total non-performing assets	$43,671

Asset quality ratios:
Covered non-performing loans to covered loans and leases	4.98%
Covered non-performing assets to total assets	0.42%

ALLOWANCE FOR LOAN AND LEASE LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS

The allowance for loan and lease losses (“ALLL”) totaled $110.8 million at March 31, 2010, an increase of $3.1 million from the $107.7 million at December 31, 2009. The increase in the ALLL from the prior year-end results is principally attributable to an increase in provision for loan and lease losses in excess of charge-offs. The following table shows the activity in the ALLL for the three months ended March 31, 2010 and 2009:

Allowance for Loan and Lease Losses

(dollars in thousands)

	Three months ended March 31,
	2010	2009
Balance, beginning of period	$107,657	$95,865
Provision for loan and lease losses	42,106	59,092

Loans charged-off	(39,759)	(60,414)
Charge-off recoveries	780	543

Net charge-offs	(38,979)	(59,871)

Total allowance for loan and lease losses	110,784	95,086
Reserve for unfunded commitments	765	935

Allowance for credit losses	$111,549	$96,021

As a percentage of average loans and leases (annualized):
Net charge-offs	2.66%	3.96%
Provision for loan and lease losses	2.88%	3.91%

The increase in the allowance for loan and lease losses as of March 31, 2010 in relation to the same periods of the prior year is primarily a result of the significant slowdown in the housing industry, which has affected our non-covered residential development portfolio, and the U.S. recession and declining real estate values in our markets, and its impact on our non-covered commercial real estate and non-covered commercial construction portfolio, resulting in downgrades within the portfolio. Downgrades within the portfolio have increased our classified credit balances resulting in a higher risk rating-based component of the allowance for loan and lease losses.

All impaired loans are individually evaluated for impairment. If the measurement of each impaired loans’ value is less than the recorded investment in the loan, we recognize this impairment and adjust the carrying value of the loan to fair value through the allowance for loan and lease losses. This can be accomplished by charging-off the impaired portion of the loan or establishing a specific component within the allowance for loan and lease losses. If in management’s assessment the sources of repayment will not result in a reasonable probability that the carrying value of a loan can be recovered, the amount of a loan’s specific impairment is charged-off against the allowance for loan and lease losses. The Company recognizes the charge-off of impairment reserves on impaired loans in the period they arise for collateral dependent loans. Impairment reserves on non-collateral dependent restructured loans are measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value. These impairment reserves are recognized as a specific component to be provided for in the allowance for loan and lease losses.

At March 31, 2010, the recorded investment in non-covered loans classified as impaired totaled $281.5 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $3.2 million. The valuation allowance on impaired loans represents the impairment reserves on performing non-covered restructured loans. At December 31, 2009, the total recorded investment in non-covered impaired loans was $328.0 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $2.7 million.

The following table presents the distribution of loan charge-offs by loan type for the three months ended March 31, 2010 and 2009, respectively:

Charge-offs by Loan Type

(dollars in thousands)

	Three months ended March 31,
	2010	2009
Residential development	$4,413	$36,186
Commercial construction	1,145	6,842
Commercial real estate	10,373	4,178
Commercial	22,904	11,510
Other	924	1,698

Total loans charged-off	$39,759	$60,414

In the current year we have experienced increased charge-offs related to our commercial and commercial real estate portfolios. The majority of these charge-offs relate to borrowers that were directly affected by the housing market downturn or indirectly impacted from the contraction of real estate dependent businesses. Additional discussion on the change in provision for loan and lease losses is provided under the heading Provision for Loan and Lease Losses above.

The following table presents a summary of activity in the reserve for unfunded commitments (“RUC”):

Summary of Reserve for Unfunded Commitments Activity

(in thousands)

	Three months ended March 31,
	2010	2009
Balance, beginning of period	$731	$983
Net increase (decrease) to other expense	34	(48)

Balance, end of period	$765	$935

We believe that the ALLL and RUC at March 31, 2010 are sufficient to absorb losses inherent in the loan portfolio and credit commitments outstanding as of that date, respectively, based on the best information available. This assessment, based in part on historical levels of net charge-offs, loan growth, and a detailed review of the quality of the loan portfolio, involves uncertainty and judgment. Therefore, the adequacy of the ALLL and RUC cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

MORTGAGE SERVICING RIGHTS

The following table presents the key elements of our mortgage servicing rights asset for the three months ended March 31, 2010 and 2009, respectively:

Summary of Mortgage Servicing Rights

(in thousands)

	Three months ended March 31,
	2010	2009
Balance, beginning of period	$12,625	$8,205
Additions for new mortgage servicing rights capitalized	1,070	1,968
Acquired mortgage servicing rights	62	-
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(155)	(1,068)
Other(2)	26	(373)

Balance, end of period	$13,628	$8,732

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our serviced loan portfolio as of March 31, 2010 and December 31, 2009 was as follows:

(dollars in thousands)

	March 31, 2010	December 31, 2009
Balance of loans serviced for others	$1,345,554	$1,277,832
MSR as a percentage of serviced loans	1.01%	0.99%

As of March 31, 2010, we serviced residential mortgage loans for others with an aggregate outstanding principal balance of $1.3 billion for which servicing assets have been recorded. Mortgage servicing rights are adjusted to fair value quarterly with the change recorded in mortgage banking revenue.

GOODWILL AND OTHER INTANGIBLE ASSETS

At March 31, 2010, we had goodwill and other intangibles of $679.3 million, as compared to $639.6 million at December 31, 2009. The goodwill recorded in connection with acquisitions represents the excess of the purchase price over the estimated fair value of the net assets acquired. Goodwill and other intangible assets with indefinite lives are not amortized but instead are periodically tested for impairment. Management evaluates intangible assets with indefinite lives on an annual basis as of December 31. Additionally, we perform impairment evaluations on an interim basis when events or circumstances indicate impairment potentially exists. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others, a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; adverse action or assessment by a regulator; and unanticipated competition.

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

The Company evaluated goodwill for impairment as of March 31, 2010. The first step of the goodwill impairment test indicated that the reporting unit’s fair value was greater than its carrying value. Therefore, no impairment was recognized in the first quarter of 2010.

At March 31, 2010, we had other intangible assets of $35.0 million, as compared to $29.6 million at December 31, 2009. As part of a FDIC assisted transactions during the first quarter, $6.7 million of the purchase price was allocated to the value of other intangible assets such as the core deposits, which includes all deposits except certificates of deposit, and an insurance related customer relationship. The values of the core deposit intangible assets were determined by an analysis of the cost differential between the core deposits and alternative funding sources. The value of the customer list was determined based on market indicators. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and are also reviewed for impairment. We amortize other intangible assets on an accelerated or straight-line basis over an estimated ten to fifteen year life. No impairment losses separate from the scheduled amortization have been recognized in the periods presented.

DEPOSITS

Total deposits were $8.2 billion at March 31, 2010, an increase of $766.8 million, or 10.3%, as compared to year-end 2009. Excluding the deposits acquired through the FDIC-assisted purchase and assumption of Evergreen and Rainier, the annualized organic deposit growth rate was 6.2%. Management attributes the organic growth to ongoing business development and marketing efforts in our service markets. Information on average deposit balances and average rates paid is included under the Net Interest Income section of this report. Of the acquired deposits in the Evergreen and Rainier acquisitions, as of March 31, 2010, $98.0 million, represent brokered time deposits which will not be renewed as they mature.

The following table presents the deposit balances by major category as of March 31, 2010 and December 31, 2009:

Deposits

(dollars in thousands)

	March 31, 2010		December 31, 2009
	Amount	Percentage	Amount	Percentage
Non-interest bearing	$1,472,408	18%	$1,398,332	19%
Interest bearing demand	961,317	12%	872,184	12%
Savings and money market	3,071,591	37%	2,813,805	37%
Time, $100,000 or greater	1,802,071	22%	1,603,410	22%
Time, less than $100,000	899,835	11%	752,703	10%

Total	$8,207,222	100%	$7,440,434	100%

The Company has an agreement with Promontory Interfinancial Network LLC (“Promontory”) that makes it possible to provide FDIC deposit insurance to balances in excess of current deposit insurance limits. Promontory’s Certificate of Deposit Account Registry Service (“CDARS”) uses a deposit-matching program to exchange Bank deposits in excess of the current deposit insurance limits for excess balances at other participating banks, on a dollar-for-dollar basis, that would be fully insured at the Bank. This product is designed to enhance our ability to attract and retain customers and increase deposits, by providing additional FDIC coverage to customers. CDARS deposits can be reciprocal or one-way. All of the Bank’s CDARS deposits are reciprocal. At March 31, 2010 and December 31, 2009, the Company’s CDARS balances totaled $306.4 million and $290.3 million, respectively. Of these totals, at March 31, 2010 and December 31, 2009, $266.0 million and $245.6 million, respectively, represented time deposits equal to or greater than $100,000 but were fully insured under current deposit insurance limits.

BORROWINGS

At March 31, 2010, the Bank had outstanding $42.0 million of securities sold under agreements to repurchase and no outstanding federal funds purchased balances. The Bank had outstanding term debt of $363.8 million at March 31, 2010. Term debt outstanding as of March 31, 2010 increased $287.6 million since December 31, 2009 as a result of term debt assumed in the Evergreen and Rainier acquisitions, partially offset by repayment of FHLB borrowings. Advances from the FHLB amounted to $349.6 of the total term debt and are secured by investment securities and residential mortgage loans. Of the $349.6 million, $93.0 million of the FHLB advances outstanding at March 31, 2010 had fixed interest rates ranging from 1.85% to 3.35% and the remaining balances of $256.6 million had fixed interest rates ranging from 4.32% to 5.96%. Of the FHLB advances outstanding, $99.6 million or 28% mature prior to December 31, 2010 and $250.0 million or 72% mature in 2016 and 2017. Management expects continued use of FHLB advances as a source of short and long-term funding.

JUNIOR SUBORDINATED DEBENTURES

We had junior subordinated debentures with carrying values of $182.7 million and $188.9 million at March 31, 2010 and December 31, 2009, respectively.

At March 31, 2010, approximately $219.6 million, or 95% of the total issued amount, had interest rates that are adjustable on a quarterly basis based on a spread over three month LIBOR. Interest expense for junior subordinated debentures has decreased for the three months ended March 31, 2010, compared to the same periods in 2009, primarily resulting from decreases in short-term market interest rates and LIBOR. Although increases in short-term market interest rates will increase the interest expense for junior subordinated debentures, we believe that other attributes of our balance sheet will serve to mitigate the impact to net interest income on a consolidated basis.

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

Prior to the second quarter of 2009, we estimated the fair value of junior subordinated debentures using an internal discounted cash flow model. The future cash flows of these instruments were extended to the next available redemption date or maturity date as appropriate based upon the spreads of recent issuances or quotes from brokers for comparable bank holding companies, as available, compared to the contractual spread of each junior subordinated debenture measured at fair value. The significant inputs utilized in the estimation of fair value of these instruments is the credit risk adjusted spread and three month LIBOR. The credit risk adjusted spread represents the nonperformance risk of the liability, contemplating both the inherent risk of the obligation and the Company’s entity-

specific credit risk. Generally, an increase in the credit risk adjusted spread and/or a decrease in the three month LIBOR will result in positive fair value adjustments. Conversely, a decrease in the credit risk adjusted spread and/or an increase in the three month LIBOR will result in negative fair value adjustments. For additional assurance, we obtained valuations from a third-party pricing service to validate the results of our model.

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

For the three months ended March 31, 2010, we recorded gains of $6.1 million as compared to gains of $580,000 for the three months ended March 31, 2009, resulting from the change in fair value of the junior subordinated debentures recorded at fair value. The change in fair value of the junior subordinated debentures carried at fair value in the current year primarily result from the widening of the credit risk adjusted spread. Management believes that the credit risk adjusted spread being utilized is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. In management’s estimation, the change in fair value of the junior subordinated debentures during the current period represent changes in the market’s nonperformance risk expectations and pricing of this type of debt, and not as a result of changes to our entity-specific credit risk.

Additional information regarding junior subordinated debentures measured at fair value is included in Note 15 of the Notes to Condensed Consolidated Financial Statements.

All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of March 31, 2010, under guidance issued by the Board of Governors of the Federal Reserve System. Additional information regarding the terms of the junior subordinated debentures, including maturity/redemption dates, interest rates and the fair value election, is included in Note 8 of the Notes to Condensed Consolidated Financial Statements.

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

The Bank had available lines of credit with the FHLB totaling $2.1 billion at March 31, 2010 subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $125.0 million at March 31, 2010. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. There were no dividends paid by the Bank to the Company in the three months ended March 31, 2010. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to fund its quarterly cash dividend distributions to common shareholders and meet its ongoing cash obligations, which consist principally of debt service on the $230.1 million (issued amount) of outstanding junior subordinated debentures. As of March 31, 2010, the Company did not have any borrowing arrangements of its own.

As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $60.7 million during the three months ended March 31, 2010. The difference between cash provided by operating activities and net loss largely consisted of non-cash items including a $42.1 million provision for loan and lease losses. Net cash of $307.4 million provided by investing activities consisted principally of net loan paydowns and maturities of $137.2 million, proceeds from investment securities of $65.4 million, cash acquired in the Rainier and Evergreen acquisitions of $113.0 million, and proceeds from the sale of other real estate owned of $5.8 million, partially offset by $11.9 million of purchases of investment securities available for sale and $3.5 million of purchases of premises and equipment. The $48.9 million of cash provided by financing activities primarily consisted of $55.5 million increase in net deposits, $89.9 million in net proceeds from the issuance of common stock and $198.3 million in net proceeds from the issuance of preferred stock , partially offset by $66.4 million repayment of term debt, $214.2 million of redemption of preferred stock, $4.5 million of redemption of warrants, $4.3 million of dividends paid on common stock and $2.7 million of dividends paid on preferred stock.

Although we expect the Bank’s and the Company’s liquidity positions to remain satisfactory during 2010, it is possible that our deposit growth for 2010 may not be maintained at previous levels due to pricing pressure or, in order to generate deposit growth, our pricing may need to be adjusted in a manner that results in increased interest expense on deposits.

OFF-BALANCE-SHEET ARRANGEMENTS

Information regarding Off-Balance-Sheet Arrangements is included in Note 9 of the Notes to Condensed Consolidated Financial Statements.

CONCENTRATIONS OF CREDIT RISK

Information regarding Concentrations of Credit Risk is included in Note 9 of the Notes to Condensed Consolidated Financial Statements.

CAPITAL RESOURCES

Shareholders’ equity at March 31, 2010 was $1.6 billion, an increase of $80.3 million from December 31, 2009. The increase in shareholders’ equity during the three months ended March 31, 2010 was principally due to the $288.2 million in net proceeds from the public stock offering, the net change in unrealized gains on investment securities available for sale of $8.3 million (net of tax), net income of $9.7 million for the three month period, offset by the redemption of preferred stock under the TARP CPP of $214.2 million, repurchase of warrants issued to the U.S. Treasury for $4.5 million, common stock dividends of $4.8 million, and preferred stock dividends of $3.7 million.

The following table shows Umpqua Holdings’ consolidated and Umpqua Bank’s capital adequacy ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a “well-capitalized” institution at March 31, 2010 and December 31, 2009:

(dollars in thousands)

	Actual		For Capital Adequacy purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2010
Total Capital (to Risk Weighted Assets)
Consolidated	$1,242,354	17.77%	$559,304	8.00%	$699,130	10.00%
Umpqua Bank	$1,050,003	15.03%	$558,884	8.00%	$698,605	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$1,154,649	16.51%	$279,745	4.00%	$419,618	6.00%
Umpqua Bank	$962,365	13.77%	$279,554	4.00%	$419,331	6.00%
Tier I Capital (to Average Assets)
Consolidated	$1,154,649	12.41%	$372,167	4.00%	$465,209	5.00%
Umpqua Bank	$962,365	10.39%	$370,497	4.00%	$463,121	5.00%

As of December 31, 2009:
Total Capital (to Risk Weighted Assets)
Consolidated	$1,197,831	17.16%	$558,429	8.00%	$698,037	10.00%
Umpqua Bank	$938,653	13.46%	$557,892	8.00%	$697,365	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$1,110,311	15.91%	$279,148	4.00%	$418,722	6.00%
Umpqua Bank	$851,227	12.21%	$278,862	4.00%	$418,293	6.00%
Tier I Capital (to Average Assets)
Consolidated	$1,110,311	12.79%	$347,243	4.00%	$434,054	5.00%
Umpqua Bank	$851,227	9.81%	$347,085	4.00%	$433,857	5.00%

On February 3, 2010, the Company raised $303.6 million through a public offering by issuing 8,625,000 shares of the Company’s common stock, including 1,125,000 shares pursuant to the underwriters’ over-allotment option, at a share price of $11.00 per share and 18,975,000 depository shares, including 2,475,000 depository shares pursuant to the underwriter’s over-allotment option, also at a price of $11.00 per share. The net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses were $288.2 million. The net proceeds from the offering will qualify and the net proceeds of the depository shares offering will (when converted into common stock) qualify as tangible common equity and Tier 1 capital, and were used to redeem the preferred stock issued to the United States Department of the Treasury (U.S. Treasury) under the TARP Capital Purchase Program (CPP), to fund FDIC-assisted acquisition opportunities and for general corporate purposes.

On February 17, 2010, the Company redeemed all of the outstanding Fixed Rate Cumulative Perpetual Preferred Stock, Series A, issued to the U.S. Treasury under the TARP CPP for an aggregate purchase price of $214.2 million. As a result of the repurchase of the Series A preferred stock, the Company incurred a one-time deemed dividend of $9.7 million due to the accelerated amortization of the remaining issuance discount on the preferred stock.

On March 31, 2010, the Company repurchased the common stock warrant issued to the U.S. Treasury pursuant to the Troubled Asset Relief Program (TARP) Capital Purchase Program, for $4.5 million. The warrant repurchase, together with the Company’s redemption in February 2010 of the entire amount of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, issued to the U.S. Treasury, represents full repayment of all TARP obligations and cancellation of all equity interests in the Company held by the U.S. Treasury.

On April 21, 2009, the Company announced that the Board of Directors approved an extension to the expiration date of the common stock repurchase plan from June 30, 2009 to June 30, 2011. As of March 31, 2010, a total of 1.5 million shares remained available for repurchase. No shares were repurchased under the repurchase plan during the first quarter of 2010. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan. However, there are no longer limitations resulting from the Company’s participation in the TARP Capital Purchase Program. In addition, our stock plans provide that option and restricted stock award holders may pay for the exercise price and tax withholdings in part or whole by tendering previously held shares.

The Company’s dividend policy considers, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth to determine the amount of dividends declared, if any, on a quarterly basis. There is no assurance that future cash dividends on common shares will be declared or increased. The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three months ended March 31, 2010 and 2009:

Cash Dividends and Payout Ratios per Common Share

	Three months ended March 31,
	2010	2009
Dividend declared per common share	$0.05	$0.05
Dividend payout ratio	-167%	-16%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of March 31, 2010 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.	Controls and Procedures

Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic SEC filings. The disclosure controls and procedures were last evaluated by management as of March 31, 2010.

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

See Note 9, Commitments and Contingencies, for a discussion of the Company’s involvement in litigation pertaining to Visa, Inc.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I—Item 1A—Risk Factors” in our Form 10-K for the year ended December 31, 2009, as supplemented and updated by the discussion below. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

Umpqua Bank’s assumption of the banking operations of EvergreenBank and Rainier Pacific Bank from the FDIC under Whole Bank Purchase and Assumption Agreements with Loss-Share.

Our decisions regarding the fair value of assets acquired, including the FDIC loss sharing assets, could be inaccurate which could materially and adversely affect our business, financial condition, results of operations, and future prospects. Management makes various assumptions and judgments about the collectability of the acquired loans, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. In FDIC-assisted acquisitions that include loss sharing agreements, we may record a loss sharing asset that we consider adequate to absorb future losses which may occur in the acquired loan portfolio. In determining the size of the loss sharing asset, we analyze the loan portfolio based on historical loss experience, volume and classification of loans, volume and trends in delinquencies and nonaccruals, local economic conditions, and other pertinent information.

If our assumptions are incorrect, the balance of the FDIC indemnification asset may at any time be insufficient to cover future loan losses, and credit loss provisions may be needed to respond to different economic conditions or adverse developments in the acquired loan portfolio. Any increase in future loan losses could have a negative effect on our operating results.

Our ability to obtain reimbursement under the loss sharing agreements on covered assets depends on our compliance with the terms of the loss sharing agreements. Management must certify to the FDIC on a quarterly basis our compliance with the terms of the FDIC loss sharing agreements as a prerequisite to obtaining reimbursement from the FDIC for realized losses on covered assets. The required terms of the agreements are extensive and failure to comply with any of the guidelines could result in a specific asset or group of assets permanently losing their loss sharing coverage. Additionally, management may decide to forgo loss share coverage on certain assets to allow greater flexibility over the management of certain assets. As of March 31, 2010, $705.8 million, or 6.7%, of the Company’s assets were covered by the aforementioned FDIC loss sharing agreements.

Under the terms of the FDIC loss sharing agreements, the assignment or transfer of a loss sharing agreement to another entity generally requires the written consent of the FDIC. In addition, the Bank may not assign or otherwise transfer a loss sharing agreement during its term without the prior written consent of the FDIC. No assurances can be given that we will manage the covered assets in such a way as to always maintain loss share coverage on all such assets.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2010:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
1/1/10 - 1/31/10	7,627	$ 12.43	-	1,542,945
2/1/10 - 2/28/10	3,769	$ 11.75	-	1,542,945
3/1/10 - 3/31/10	8,325	$ 13.36	-	1,542,945

Total for quarter	19,721	$ 12.69	-

(1)	Common shares repurchased by the Company during the quarter consist of cancellation of 11,396 restricted stock awards and 5,583 restricted stock units to pay withholding taxes. During the three months ended March 31, 2010, common shares repurchased consist of 2,742 tendered in connection with option exercises and no shares were repurchased pursuant to the Company’s publicly announced corporate stock repurchase plan described in (3) below.

(2)	The repurchase plan, which was approved by the Board and announced in August 2003, originally authorized the repurchase of up to 1.0 million shares. The authorization was amended to increase the repurchase limit initially to 1.5 million shares and subsequently to 2.5 million shares. On April 19, 2007, the Company announced an expansion of the repurchase plan by increasing the repurchase limit to 6.0 million shares and extending the plan’s expiration date to June 30, 2009. On April 21, 2009, the Company announced a further extension of the plan’s expiration date to June 30, 2011.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	(Removed and Reserved)

Item 5.	Other Information

(a)	Not Applicable

(b)	Not Applicable

Item 6.	Exhibits

The exhibits filed as part of this Report and exhibits incorporated herein by reference to other documents are listed in the Exhibit Index to this Report, which follows the signature page.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UMPQUA HOLDINGS CORPORATION
(Registrant)

Dated May 6, 2010	/s/ Raymond P. Davis
Raymond P. Davis
President and Chief Executive Officer

Dated May 6, 2010	/s/ Ronald L. Farnsworth
Ronald L. Farnsworth
Executive Vice President/ Chief Financial Officer and Principal Financial Officer

Dated May 6, 2010	/s/ Neal T. McLaughlin
Neal T. McLaughlin
Executive Vice President/Treasurer and
Principal Accounting Officer

EXHIBIT INDEX

Exhibit

1.1	(a)Underwriting Agreement dated February 3, 2010 between the Company and J.P. Morgan Securities, Inc., as Underwriter with respect to the offer of 7.5 million shares of the Company’s common stock.
1.2	(b)Underwriting Agreement dated February 3, 2010 between the Company and J.P. Morgan Securities, Inc. as Underwriter with respect to the offer of 16.5 million depositary shares representing 1/100th shares of the Company’s Series B Common Stock Equivalent preferred stock.
2.1	Whole Bank Purchase and Assumption Agreement with Loss-Share dated January 22, 2010 entered into between Umpqua Bank, as Assuming Bank, the Federal Deposit Insurance Corporation (FDIC) in its corporate capacity and the FDIC, as Receiver for EvergreenBank, Seattle, Washington.
2.2	Whole Bank Purchase and Assumption Agreement with Loss-Share dated February 26, 2010 entered into between Umpqua Bank, as Assuming Bank, the Federal Deposit Insurance Corporation (FDIC) in its corporate capacity and the FDIC, as Receiver for Rainier Pacific Bank, Tacoma, Washington.
3.1	Restated Articles of Incorporation.
3.2	(c)Bylaws, as amended.
3.3	(d)Certificate of Designations of Series B Common Stock Equivalent Securities.
4.1	(e)Specimen Stock Certificate.
4.2	(f)Deposit Agreement dated February 9, 2010 between the Company and Mellon Investor Services, LLC as Depositary and the various holders from time to time of depositary receipts for the Series B Common Stock Equivalent preferred stock.
4.3	(g)Form of Certificate for the Series B Common Stock Equivalent.
10.1	Form of Lock-Up Agreement between J.P. Morgan Securities, Inc., as Representative of the several Underwriters and the Company’s directors and executive officers.
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to Exhibit 1.1 to Form 8-K filed February 5, 2010.
(b)	Incorporated by reference to Exhibit 1.2 to Form 8-K filed February 5, 2010.
(c)	Incorporated by reference to Exhibit 3.2 to Form 8-K filed April 22, 2008.
(d)	Incorporated by reference to Exhibit 3.1 to Form 8-K filed February 5, 2010.
(e)	Incorporated by reference to the Registration Statement on Form S-8 (No. 333-77259) filed April 28, 1999.
(f)	Incorporated by reference to Exhibit 4.1 to Form 8-K filed February 5, 2010.
(g)	Incorporated by reference to Exhibit 4.2 to Form 8-K filed February 5, 2010.