Form 10-Q
period 2010-06-30
UMPQUA HOLDINGS CORP
filed 2010-08-05
CIK 1077771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended:    June 30, 2010

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

Common stock, no par value: 114,525,399 shares outstanding as of July 31, 2010

UMPQUA HOLDINGS CORPORATION

FORM 10-Q

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except shares)

	June 30, 2010	December 31, 2009
ASSETS
Cash and due from banks	$143,098	$113,353
Interest bearing deposits	818,186	491,462
Temporary investments	9,296	598

Total cash and cash equivalents	970,580	605,413
Investment securities
Trading, at fair value	1,743	2,273
Available for sale, at fair value	1,933,647	1,795,616
Held to maturity, at amortized cost	5,493	6,061
Loans held for sale	40,114	33,715
Non-covered loans and leases	5,726,673	5,999,267
Allowance for loan and lease losses	(113,914)	(107,657)

Net non-covered loans and leases	5,612,759	5,891,610
Covered loans and leases	865,175	-
Restricted equity securities	34,855	15,211
Premises and equipment, net	128,586	103,266
Goodwill and other intangible assets, net	686,447	639,634
Mortgage servicing rights, at fair value	12,895	12,625
Non-covered other real estate owned	25,653	24,566
Covered other real estate owned	28,290	-
FDIC indemnification asset	247,848	-
Other assets	233,183	251,382

Total assets	$10,827,268	$9,381,372

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$1,509,222	$1,398,332
Interest bearing	7,049,522	6,042,102

Total deposits	8,558,744	7,440,434
Securities sold under agreements to repurchase	44,715	45,180
Term debt	291,505	76,274
Junior subordinated debentures, at fair value	79,590	85,666
Junior subordinated debentures, at amortized cost	103,027	103,188
Other liabilities	95,634	64,113

Total liabilities	9,173,215	7,814,855

COMMITMENTS AND CONTINGENCIES (NOTE 9)

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 2,000,000 shares authorized; Series A (liquidation preference $1,000 per share) issued and outstanding: none in 2010 and 214,181 in 2009	-	204,335
Common stock, no par value, 200,000,000 shares authorized; issued and outstanding: 114,524,973 in 2010 and 86,785,588 in 2009	1,538,793	1,253,288
Retained earnings	73,062	83,939
Accumulated other comprehensive income	42,198	24,955

Total shareholders’ equity	1,654,053	1,566,517

Total liabilities and shareholders’ equity	$10,827,268	$9,381,372

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
INTEREST INCOME
Interest and fees on loans	$97,240	$88,940	$187,948	$177,113
Interest and dividends on investment securities
Taxable	15,569	13,889	31,644	28,260
Exempt from federal income tax	2,247	1,935	4,434	3,735
Dividends	3	-	3	-
Interest on temporary investments and interest bearing deposits	545	19	944	51

Total interest income	115,604	104,783	224,973	209,159

INTEREST EXPENSE
Interest on deposits	18,463	21,957	37,252	46,420
Interest on securities sold under agreement to repurchase and federal funds purchased	123	180	246	364
Interest on term debt	2,779	1,262	4,299	3,018
Interest on junior subordinated debentures	1,939	2,395	3,824	4,955

Total interest expense	23,304	25,794	45,621	54,757

Net interest income	92,300	78,989	179,352	154,402
PROVISION FOR LOAN AND LEASE LOSSES	29,767	29,331	71,873	88,423

Net interest income after provision for loan and lease losses	62,533	49,658	107,479	65,979

NON-INTEREST INCOME
Service charges on deposit accounts	9,585	8,322	17,950	16,023
Brokerage commissions and fees	3,139	1,745	5,778	3,124
Mortgage banking revenue, net	3,209	6,259	6,687	10,329
Loss on investment securities, net
Gain on sale of investment securities, net	-	6,348	1	8,520
Total other-than-temporary impairment losses	-	(10,355)	(5)	(12,492)
Portion of other-than-temporary impairment losses recognized in (transferred from) other comprehensive income	-	2,737	(284)	2,737

Total loss on investment securities, net	-	(1,270)	(288)	(1,235)
Gain on junior subordinated debentures carried at fair value	-	8,611	6,088	9,191
Bargain purchase gain on acquisition	-	-	8,456	-
Change in FDIC indemnification asset	263	-	873	-
Other income	2,367	3,383	5,085	5,135

Total non-interest income	18,563	27,050	50,629	42,567

NON-INTEREST EXPENSE
Salaries and employee benefits	39,604	32,041	75,844	63,114
Net occupancy and equipment	11,472	9,708	22,148	19,329
Communications	2,596	1,839	4,820	3,592
Marketing	1,714	1,469	2,723	2,439
Services	5,831	5,403	10,746	10,732
Supplies	1,003	844	1,729	1,639
FDIC assessments	3,555	6,699	6,999	9,324
Net (gain) loss on other real estate owned	(952)	3,170	1,359	5,469
Intangible amortization	1,368	1,362	2,676	2,724
Goodwill impairment	-	111,952	-	111,952
Merger related expenses	2,169	73	4,075	273
Other expenses	6,473	4,043	11,585	7,967

Total non-interest expense	74,833	178,603	144,704	238,554
Income (loss) before provision for (benefit from) income taxes	6,263	(101,895)	13,404	(130,008)
Provision for (benefit from) income taxes	2,800	2,396	216	(10,468)

Net income (loss)	$3,463	$(104,291)	$13,188	$(119,540)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(UNAUDITED)

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income (loss)	$3,463	$(104,291)	13,188	(119,540)
Preferred stock dividends	-	3,216	12,192	6,407
Dividends and undistributed earnings allocated to participating securities	16	7	31	15

Net income (loss) available to common shareholders	$3,447	$(107,514)	$965	$(125,962)

Income (loss) per common share:
Basic	$0.03	$(1.79)	$0.01	$(2.09)
Diluted	$0.03	$(1.79)	$0.01	$(2.09)

Weighted average number of common shares outstanding:
Basic	110,135	60,221	101,205	60,199
Diluted	114,733	60,221	101,435	60,199

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except shares)

	Preferred Stock	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total
		Shares	Amount
BALANCE AT JANUARY 1, 2009	$202,178	60,146,400	$1,005,820	$264,938	$14,072	$1,487,008
Net loss				(153,366)		(153,366)
Other comprehensive income, net of tax					10,883	10,883

Comprehensive loss						$(142,483)

Issuance of common stock		26,538,461	245,697			245,697
Stock-based compensation			2,188			2,188
Stock repurchased and retired		(19,516)	(174)			(174)
Issuances of common stock under stock plans and related net tax deficiencies		120,243	(243)			(243)
Amortization of discount on preferred stock	2,157			(2,157)		—
Dividends declared on preferred stock				(10,739)		(10,739)
Cash dividends on common stock ($0.20 per share)				(14,737)		(14,737)

Balance at December 31, 2009	$204,335	86,785,588	$1,253,288	$83,939	$24,955	$1,566,517

BALANCE AT JANUARY 1, 2010	$204,335	86,785,588	$1,253,288	$83,939	$24,955	$1,566,517
Net income				13,188		13,188
Other comprehensive income, net of tax					17,243	17,243

Comprehensive income						$30,431

Issuance of common stock		8,625,000	89,786			89,786
Stock-based compensation			1,425			1,425
Stock repurchased and retired		(20,390)	(259)			(259)
Issuances of common stock under stock plans and related net tax deficiencies		159,775	764			764
Amortization of discount on preferred stock	9,846			(9,846)		—
Redemption of preferred stock issued to U.S. Treasury	(214,181)					(214,181)
Issuance of preferred stock	198,289					198,289
Conversion of preferred stock to common stock	(198,289)	18,975,000	198,289			—
Dividends declared on preferred stock				(3,682)		(3,682)
Repurchase of warrants issued to U.S. Treasury			(4,500)			(4,500)
Cash dividends on common stock ($0.10 per share)				(10,537)		(10,537)

Balance at June 30, 2010	$—	114,524,973	$1,538,793	$73,062	$42,198	$1,654,053

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income (loss)	$3,463	$(104,291)	$13,188	$(119,540)

Available for sale securities:

Unrealized gains (losses) arising during the period	14,249	(1,063)	28,094	5,785

Reclassification adjustment for net gains realized in earnings (net of tax expense of $2,444 for the three months ended June 30, 2009 and net of tax expense of $1 and $3,312 for the six months ended June 30, 2010 and 2009, respectively)	-	(3,665)	(1)	(4,969)

Income tax (expense) benefit related to unrealized gains (losses)	(5,699)	425	(11,238)	(2,314)

Net change in unrealized gains or (losses)	8,550	(4,303)	16,855	(1,498)

Held to maturity securities:

Reclassification adjustment for impairments realized in net income (net of tax benefit of $1,337 and $1,716 for the three and six months ended June 30, 2009)	-	2,006	-	2,574

Amortization of unrealized losses on investment securities transferred to held to maturity (net of tax benefit of $29 and $70 the three and six months ended June 30, 2009)	-	42	-	103

Net change in unrealized losses on investment securities transferred to held to maturity	-	2,048	-	2,677

Unrealized (losses) gains related to factors other than credit (net of tax benefit of $1,095 for the three months ended June 30, 2009 and net of tax expense of $69 and net of tax benefit of $1,095 for the six months ended June 30, 2010 and 2009, respectively)	-	(1,642)	103	(1,642)

Reclassification adjustment for impairments realized in net income (net of tax benefit of $116 for the six months ended June 30, 2010)	-	-	173	-

Accretion of unrealized losses related to factors other than credit to investment securities held to maturity (net of tax benefit of $34 and $74 for the three and six months ended June 30, 2010)	50	-	112	-

Net change in unrealized losses related to factors other than credit	50	(1,642)	388	(1,642)

Other comprehensive income (loss), net of tax	8,600	(3,897)	17,243	(463)

Comprehensive income (loss)	$12,063	$(108,188)	$30,431	$(120,003)

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six months ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$13,188	$(119,540)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of investment premiums, net	7,196	2,846
Gain on sale of investment securities, net	(1)	(8,520)
Other-than-temporary impairment on investment securities available for sale	-	239
Other-than-temporary impairment on investment securities held to maturity	289	9,516
Loss on sale of non-covered other real estate owned	1,156	2,893
Gain on sale of covered other real estate owned	(1,519)	-
Valuation adjustment on non-covered other real estate owned	1,721	2,576
Valuation adjustment on covered other real estate owned	5	-
Provision for loan and lease losses	71,873	88,423
Bargain purchase gain on acquisition	(8,456)	-
Change in FDIC indemnification asset	(873)	-
Depreciation, amortization and accretion	7,186	4,928
Goodwill impairment	-	111,952
Increase in mortgage servicing rights	(2,008)	(4,235)
Change in mortgage servicing rights carried at fair value	1,800	1,809
Change in junior subordinated debentures carried at fair value	(6,076)	(9,484)
Stock-based compensation	1,425	1,304
Net decrease (increase) in trading account assets	530	(260)
Gain on sale of loans	(3,441)	(3,184)
Origination of loans held for sale	(248,744)	(386,161)
Proceeds from sales of loans held for sale	245,788	358,753
Excess tax benefits from the exercise of stock options	(56)	-
Change in other assets and liabilities:
Net decrease (increase) in other assets	16,177	(28,737)
Net increase (decrease) in other liabilities	27,810	(632)

Net cash provided by operating activities	124,970	24,486

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(197,709)	(546,228)
Proceeds from investment securities available for sale	133,573	326,660
Proceeds from investment securities held to maturity	883	1,715
Redemption of restricted equity securities	92	-
Net non-covered loan and lease paydowns (originations)	185,147	(74,811)
Net covered loan and lease paydowns	49,379	-
Proceeds from sales of loans	5,280	5,198
Proceeds from disposals of furniture and equipment	1,096	63
Purchases of premises and equipment	(33,687)	(5,112)
Proceeds from FDIC indemnification asset	6,764	-
Proceeds from sales of non-covered other real estate owned	13,931	11,544
Proceeds from sales of covered other real estate owned	2,832	-
Proceeds from sale of acquired insurance portfolio	5,150	-
Cash acquired in merger, net of cash consideration paid	179,046	178,905

Net cash provided by (used) by investing activities	351,777	(102,066)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

(in thousands)

	Six months ended June 30,
	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposit liabilities	(29,686)	41,894
Net increase in federal funds purchased	-	66,000
Net (decrease) increase in securities sold under agreements to repurchase	(465)	8,770
Repayment of term debt	(138,719)	(100,093)
Redemption of preferred stock	(214,181)	-
Proceeds from issuance of preferred stock	198,289	-
Net proceeds from issuance of common stock	89,786	-
Redemption of warrants	(4,500)	-
Dividends paid on preferred stock	(3,682)	(5,384)
Dividends paid on common stock	(9,137)	(6,031)
Excess tax benefits from stock based compensation	56	-
Proceeds from stock options exercised	918	233
Retirement of common stock	(259)	(169)

Net cash (used) provided by financing activities	(111,580)	5,220

Net increase (decrease) in cash and cash equivalents	365,167	(72,360)
Cash and cash equivalents, beginning of period	605,413	204,676

Cash and cash equivalents, end of period	$970,580	$132,316

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$46,373	$57,077
Income taxes	$150	$44

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gains or (losses) on investment securities available for sale, net of taxes	$16,855	$(1,498)
Change in unrealized losses on investment securities transferred to held to maturity, net of taxes	$-	$2,677
Change in unrealized losses on investment securities held to maturity related to factors other than credit, net of taxes	$388	$(1,642)
Cash dividend declared on common and preferred stock and payable after period-end	$5,743	$3,019
Transfer of non-covered loans to non-covered other real estate owned	$17,895	$25,359
Transfer of covered loans to covered other real estate owned	$2,669	$-
Conversion of preferred stock to common stock	$198,289	$-
Acquisitions:
Assets acquired	$1,514,067	$4,978
Liabilities assumed	$1,505,611	$183,883

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

In preparing these financial statements, the Company has evaluated events and transactions subsequent to June 30, 2010 for potential recognition or disclosure. In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period. Certain reclassifications of prior period amounts have been made to conform to current classifications.

Note 2 – Business Combinations

On January 22, 2010, the Washington Department of Financial Institutions closed EvergreenBank (“Evergreen”), Seattle, Washington and appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. That same date, Umpqua Bank assumed the banking operations of Evergreen from the FDIC under a whole bank purchase and assumption agreement with loss-sharing. Under the terms of the loss-sharing agreement, the FDIC will cover a substantial portion of any future losses on loans, related unfunded loan commitments, other real estate owned (“OREO”) and accrued interest on loans for up to 90 days. The FDIC will absorb 80% of losses and share in 80% of loss recoveries on the first $90.0 million on covered assets for Evergreen and absorb 95% of losses and share in 95% of loss recoveries exceeding $90.0 million, except for the Bank will incur losses up to $30.2 million before the loss-sharing will commence. The loss-sharing arrangements for non-single family residential and single family residential loans are in effect for 5 years and 10 years, respectively, and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition date. With this agreement, Umpqua Bank now operates five additional store locations in the greater Seattle, Washington market. This acquisition is consistent with our community banking expansion strategy and provides further opportunity to fill in our market presence in the greater Seattle, Washington market.

The operations of Evergreen are included in our operating results from January 23, 2010, and added revenue of $3.9 million and $15.6 million, non-interest expense of $2.3 million and $4.8 million, and earnings of $1.0 million and $7.0 million, net of tax, for the three and six months ended June 30, 2010. For the six months ended June 30, 2010, these operating results include a bargain purchase gain of $8.5 million, that is not indicative of future operating results. Evergreen’s results of operations prior to the acquisition are not included in our operating results. Merger-related expenses of $671,000 and $1.8 million for the three and six months ended June 30, 2010 have been incurred in connection with the acquisition of Evergreen and recognized as a separate line item on the Condensed Consolidated Statements of Operations.

On February 26, 2010, the Washington Department of Financial Institutions closed Rainier Pacific Bank (“Rainier”), Tacoma, Washington and appointed the FDIC as receiver. That same date, Umpqua Bank assumed the banking operations of Rainier from the FDIC under a whole bank purchase and assumption agreement with loss-sharing. Under the terms of the loss-sharing agreement, the FDIC will cover a substantial portion of any future losses on loans, related unfunded loan commitments, OREO and accrued interest on loans for up to 90 days. The FDIC will absorb 80% of losses and share in 80% of loss recoveries on the first $95.0 million of losses on covered assets and absorb 95% of losses and share in 95% of loss recoveries exceeding $95.0 million. The loss-sharing arrangements for non-single family residential and single family residential loans are in effect for 5 years and 10 years, respectively, and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition dates. With this agreement, Umpqua Bank now operates 14 additional store locations in Pierce County and surrounding areas. This acquisition expands our presence in the south Puget Sound region of Washington State.

The operations of Rainier are included in our operating results from February 27, 2010, and added revenue of $6.6 million and $9.2 million, non-interest expense of $4.3 million and $6.5 million, and earnings of $1.4 million and $1.8 million, net of tax, for the three and six months ended June 30, 2010. Rainier’s results of operations prior to the acquisition are not included in our operating results. Merger-related expenses of $917,000 and $1.6 million for the three and six months ended June 30, 2010 have been incurred in connection with the acquisition of Rainier and recognized as a separate line item on the Condensed Consolidated Statements of Operations.

On June 18, 2010, the Nevada State Financial Institutions Division closed Nevada Security Bank (“Nevada Security”), Reno, Nevada and appointed the FDIC as receiver. That same date, Umpqua Bank assumed the banking operations of Nevada Security from the FDIC under a whole bank purchase and assumption agreement with loss-sharing. Under the terms of the loss-sharing agreement, the FDIC will cover a substantial portion of any future losses on loans, related unfunded loan commitments, OREO, and accrued interest on loans for up to 90 days. The FDIC will absorb 80% of losses and share in 80% of loss recoveries on all covered assets. The loss-sharing arrangements for non-single family residential and single family residential loans are in effect for 5 years and 10 years, respectively, and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition dates. With this agreement, Umpqua Bank now operates five additional store locations, including three in Reno, Nevada, one in Incline Village, Nevada, and one in Roseville, California. This acquisition expands our presence into the State of Nevada.

The operations of Nevada Security are included in our operating results from June 19, 2010, and added revenue of $529,000, non-interest expense of $582,000, and loss of $34,000, net of tax, through June 30, 2010. Nevada Security’s results of operations prior to the acquisition are not included in our operating results. Merger-related expenses of $402,000 have been incurred in connection with the acquisition of Nevada Security and recognized as a separate line item on the Condensed Consolidated Statements of Operations.

We refer to the acquired loan portfolios and other real estate owned as “covered loans” and “covered other real estate owned”, respectively, and these are presented as separate line items in our consolidated balance sheet. Collectively these balances are referred to as “covered assets”.

The assets acquired and liabilities assumed from the Evergreen, Rainier, and Nevada Security acquisitions have been accounted for under the acquisition method of accounting (formerly the purchase method). The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the acquisition dates. The fair values of the assets acquired and liabilities assumed were determined based on the requirements of the Fair Value Measurements and Disclosures topic of the Financial Accounting Standards Board Accounting Standards Codification (the “FASB ASC”). The fair values of assets and liabilities acquired, including the calculation of the undiscounted contractual cash flows and beginning accretable yield relating to the acquired loan portfolios, are subject to change for up to one year after the closing date of each acquisition as additional information relating to closing date becomes available. The amounts are also subject to adjustments based upon final settlement with the FDIC. In addition, the tax treatment of FDIC-assisted acquisitions is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the acquisition date. The terms of the agreements provide for the FDIC to indemnify the Bank against claims with respect to liabilities of Evergreen, Rainier, and Nevada Security not assumed by the Bank and certain other types of claims identified in the agreement. The application of the acquisition method of accounting resulted in the recognition of a bargain purchase gain of $8.5 million in the Evergreen acquisition, $34.7 million of goodwill in the Rainier acquisition and $13.0 million of goodwill in the Nevada Security acquisition.

A summary of the net assets (liabilities) received from the FDIC and the estimated fair value adjustments are presented below:

(in thousands)

	Evergreen	Rainier	Nevada Security
	January 22, 2010	February 26, 2010	June 18, 2010
Cost basis net assets (liabilities)	$58,811	$(50,295)	$53,629
Cash payment received from (paid to) the FDIC	-	59,351	(29,950)
Fair value adjustments:
Loans	(118,414)	(105,224)	(119,040)
Other real estate owned	(2,422)	(6,581)	(17,939)
Other intangible assets	440	6,253	322
FDIC indemnification asset	73,774	78,055	101,910
Deposits	(1,023)	(1,828)	(1,950)
Term debt	(2,496)	(13,035)	-
Other	(214)	(1,437)	48

Bargain purchase gain (goodwill)	$8,456	$(34,741)	$(12,970)

In FDIC-assisted transactions, only certain assets and liabilities are transferred to the acquirer and, depending on the nature and amount of the acquirer’s bid, the FDIC may be required to make a cash payment to the acquirer or the acquirer may be required to make payment to the FDIC. In the Evergreen acquisition, cost basis net assets of $58.8 million were transferred to the Company. The bargain purchase gain represents the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed.

In the Rainier acquisition, cost basis net liabilities of $50.3 million and a cash payment received from the FDIC of $59.4 million were transferred to the Company. The goodwill represents the excess of the estimated fair value of the liabilities assumed over the estimated fair value of the assets acquired.

In the Nevada Security acquisition, cost basis net assets of $53.6 million were transferred to the Company and a cash payment of $30.0 million was made to the FDIC. The goodwill represents the excess of the estimated fair value of the liabilities assumed over the estimated fair value of the assets acquired.

The Bank did not immediately acquire all the real estate, banking facilities, furniture or equipment of Evergreen, Rainier, or Nevada Security as part of the purchase and assumption agreements. However, the Bank was granted the option to purchase or lease the real estate and furniture and equipment from the FDIC. The term of this option expires 90 days from the acquisition dates. Acquisition costs of the real estate and furniture and equipment are based on current mutually agreed upon appraisals. Prior to the expiration of option term, Umpqua exercised the right to purchase approximately $300,000 of furniture and equipment for Evergreen and $26.3 million of real estate and furniture and equipment for Rainier. The option remains outstanding for Nevada Security.

The statement of assets acquired and liabilities assumed at their estimated fair values of Evergreen, Rainier, and Nevada Security are presented below:

(in thousands)

	Evergreen	Rainier	Nevada Security
	January 22, 2010	February 26, 2010	June 18, 2010
Assets Acquired:
Cash and equivalents	$18,919	$94,067	$66,060
Investment securities	3,850	26,478	22,626
Covered loans	251,528	456,253	209,442
Premises and equipment	-	17	50
Restricted equity securities	3,073	13,712	2,951
Goodwill	-	34,741	12,970
Other intangible assets	440	6,253	322
Mortgage servicing rights	-	62	-
Covered other real estate owned	2,421	6,580	17,938
FDIC indemnification asset	73,774	78,055	101,910
Other assets	1,293	4,956	3,326

Total assets acquired	$355,298	$721,174	$437,595

Liabilities Assumed:
Deposits	$285,775	$425,771	$437,299
Term debt	60,813	293,191	-
Other liabilities	254	2,212	296

Total liabilities assumed	346,842	721,174	437,595

Net assets acquired/bargain purchase gain	$8,456	$-	$-

Rainier’s assets and liabilities were significant at a level to require disclosure of one year of historical financial statements and related pro forma financial disclosure. However, given the pervasive nature of the loss-sharing agreement entered into with the FDIC, the historical information of Rainier is much less relevant for purposes of assessing the future operations of the combined entity. In addition, prior to closure Rainier had not completed an audit of their financial statements, and we determined that audited financial statements are not and will not be reasonably available for the year ended December 31, 2009. Given these considerations, the Company requested, and received, relief from the Securities and Exchange Commission from submitting certain financial information of Rainier. The assets and liabilities of Evergreen and Nevada Security were not at a level that requires disclosure of historical or pro forma financial information.

On January 16, 2009, the Washington Department of Financial Institutions closed the Bank of Clark County, Vancouver, Washington, and appointed the FDIC as its receiver. The FDIC entered into a purchase and assumption agreement with Umpqua Bank to assume the insured non-brokered deposit balances, which totaled $183.9 million, at no premium. The Company recorded the deposit related liabilities at book value. In connection with the assumption, Umpqua Bank acquired certain assets totaling $23.0 million, primarily cash and marketable securities, with the difference of $160.9 million representing funds received directly from the FDIC. Through this agreement, Umpqua Bank now operates two additional store locations in Vancouver, Washington. In addition, the FDIC reimbursed Umpqua Bank for all overhead costs related to the acquired Bank of Clark County operations for 90 days following closing, while Umpqua Bank paid the FDIC a servicing fee on assumed deposit accounts for that same period.

The results of the Bank of Clark County’s operations have been included in the consolidated financial statements beginning January 17, 2009 and added net earnings of approximately $671,000 and $1.3 million for the three and six months ended June 30, 2010, net of tax, and approximately $194,000 and $504,000 for the three and six months ended June 30, 2009, net of tax, which primarily represents interest income earned from the proceeds of the assumption which were invested in investment securities available for sale and service income on deposits. This was partially offset by interest expense on deposits, salaries and employee benefits expense, and the accrued servicing fee paid to the FDIC. Umpqua did not incur the FDIC servicing fee expense during the second or third quarter of 2009, but began incurring overhead expenses such as salaries and employee benefits expense and rent expense. The Company does not expect to incur any significant additional acquisition-related expenses in connection with the assumption of certain deposits and assets of the Bank of Clark County.

Note 3 – Investment Securities

The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at June 30, 2010 and December 31, 2009:

June 30, 2010
(in thousands)

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$128,716	$867	$(2)	$129,581
Obligations of states and political subdivisions	222,676	7,438	(87)	230,027
Residential mortgage-backed securities and collateralized mortgage obligations	1,508,834	63,964	(959)	1,571,839
Other debt securities	145	14	-	159
Investments in mutual funds and other equity securities	1,959	82	-	2,041

	$1,862,330	$72,365	$(1,048)	$1,933,647

HELD TO MATURITY:
Obligations of states and political subdivisions	$2,810	$8	$-	$2,818
Residential mortgage-backed securities and collateralized mortgage obligations	2,683	280	(317)	2,646

	$5,493	$288	$(317)	$5,464

December 31, 2009
(in thousands)

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$11,588	$208	$(2)	$11,794
Obligations of states and political subdivisions	205,549	6,480	(204)	211,825
Residential mortgage-backed securities and collateralized mortgage obligations	1,533,149	40,272	(3,572)	1,569,849
Other debt securities	145	14	-	159
Investments in mutual funds and other equity securities	1,959	30	-	1,989

	$1,752,390	$47,004	$(3,778)	$1,795,616

HELD TO MATURITY:
Obligations of states and political subdivisions	$3,216	$11	$-	$3,227
Residential mortgage-backed securities and collateralized mortgage obligations	2,845	251	(187)	2,909

	$6,061	$262	$(187)	$6,136

Investment securities that were in an unrealized loss position as of June 30, 2010 and December 31, 2009 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

June 30, 2010
(in thousands)

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$-	$-	$122	$2	$122	$2
Obligations of states and political subdivisions	14,051	38	1,960	49	16,011	87
Residential mortgage-backed securities and collateralized mortgage obligations	86,656	917	9,495	42	96,151	959

Total temporarily impaired securities	$100,707	$955	$11,577	$93	$112,284	$1,048

HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$-	$-	$1,430	$317	$1,430	$317

Total temporarily impaired securities	$-	$-	$1,430	$317	$1,430	$317

December 31, 2009
(in thousands)

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$-	$-	$133	$2	$133	$2
Obligations of states and political subdivisions	13,209	123	1,937	81	15,146	204
Residential mortgage-backed securities and collateralized mortgage obligations	293,035	3,529	958	43	293,993	3,572

Total temporarily impaired securities	$306,244	$3,652	$3,028	$126	$309,272	$3,778

HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$-	$-	$620	$187	$620	$187

Total temporarily impaired securities	$-	$-	$620	$187	$620	$187

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

The unrealized losses on obligations of political subdivisions were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities. Management monitors published credit ratings of these securities and no adverse ratings changes have occurred since the date of purchase of obligations of political subdivisions which are in an unrealized loss position as of June 30, 2010. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

Of the residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at June 30, 2010, 98.6% are issued or guaranteed by governmental agencies. The unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

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

The following tables present the OTTI losses for the three and six months ended June 30, 2010 and 2009, respectively:

(in thousands)

	Three months ended June 30, 2010		Three months ended June 30, 2009
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total other-than-temporary impairment losses	$-	$-	$10,116	$239
Portion of other-than-temporary impairment losses recognized in other comprehensive income (1)	-	-	(2,737)	-

Net impairment losses recognized in earnings (2)	$-	$-	$7,379	$239

	Six months ended June 30, 2010		Six months ended June 30, 2009
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total other-than-temporary impairment losses	$5	$-	$12,253	$239
Portion of other-than-temporary impairment losses transferred from (recognized in) other comprehensive income (1)	284	-	(2,737)	-

Net impairment losses recognized in earnings (2)	$289	$-	$9,516	$239

(1)	Represents other-than-temporary impairment losses related to all other factors.
(2)	Represents other-than-temporary impairment losses related to credit losses.

The OTTI recognized on investment securities held to maturity relate to non-agency collateralized mortgage obligations for all periods presented. Each of these securities holds various levels of credit subordination. The underlying mortgage loans of these securities were originated from 2003 through 2007. At origination, the weighted average loan-to-value of the underlying mortgages was 69%; the underlying borrowers had weighted average FICO scores of 731, and 59% were limited documentation loans. These securities are valued by third-party pricing services using matrix or model pricing methodologies and were corroborated by broker indicative bids. We estimate cash flows of the underlying collateral for each security considering credit, interest and prepayment risk models that incorporate management’s estimate of projected key assumptions including prepayment rates, collateral default rates and loss severity. Assumptions utilized vary from security to security, and are influenced by factors such as loan interest rates, geographic location, borrower characteristics and vintage, and historical experience. We then used a third party to obtain information about the structure of each security, including subordination and other credit enhancements, in order to determine how the underlying collateral cash flows will be distributed to each security issued in the structure. These cash flows are then discounted at the interest rate used to recognize interest income on each security. We review the actual collateral performance of these securities on a quarterly basis and update the inputs as appropriate to determine the projected cash flows. The following table presents a summary of the significant inputs utilized to measure management’s estimate of the credit loss component on these non-agency collateralized mortgage obligations as of June 30, 2010:

	Range		Weighted Average
	Minimum	Maximum
Constant prepayment rate	4.0%	25.0%	14.9%
Collateral default rate	8.0%	45.0%	16.8%
Loss severity	20.0%	50.0%	34.6%

The following table presents a rollforward of the credit loss component of held to maturity debt securities that have been written down for OTTI with the credit loss component recognized in earnings and the remaining impairment loss related to all other factors recognized in OCI for the three and six months ended June 30, 2010 and 2009, respectively:

(in thousands)

	Three months ended June 30, 2010	Three months ended June 30, 2009
Balance, beginning of period	$12,653	$5,952
Additions:
Initial OTTI credit losses	-	7,211
Subsequent OTTI credit losses	-	168
Reductions:
Securities sold, matured or paid-off	-	(1,785)

Balance, end of period	$12,653	$11,546

(in thousands)

	Six months ended June 30, 2010	Six months ended June 30, 2009
Balance, beginning of period	$12,364	$-
Cumulative OTTI credit losses upon adoption of new OTTI guidance		5,952
Additions:
Initial OTTI credit losses	-	7,211
Subsequent OTTI credit losses	289	168
Reductions:
Securities sold, matured or paid-off	-	(1,785)

Balance, end of period	$12,653	$11,546

The following table presents the maturities of investment securities at June 30, 2010:

June 30, 2010

(in thousands)

	Available For Sale		Held To Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AMOUNTS MATURING IN:
Three months or less	$17,610	$17,687	$535	$537
Over three months through twelve months	193,677	196,568	1,193	1,206
After one year through five years	1,427,454	1,486,628	2,919	2,933
After five years through ten years	205,030	213,476	628	603
After ten years	16,600	17,247	218	185
Other investment securities	1,959	2,041	-	-

	$1,862,330	$1,933,647	$5,493	$5,464

The amortized cost and fair value of collateralized mortgage obligations and mortgage-backed securities are presented by expected average life, rather than contractual maturity, in the preceding table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay underlying loans without prepayment penalties.

The following table presents the gross realized gains and gross realized losses on the sale of securities available for sale for the three and six months ended June 30, 2010 and 2009:

(in thousands)

	Three months ended June 30, 2010		Three months ended June 30, 2009
	Gains	Losses	Gains	Losses
Residential mortgage-backed securities and collateralized mortgage obligations	$—	$—	$6,285	$16

	$—	$—	$6,285	$16

	Six months ended June 30, 2010		Six months ended June 30, 2009
	Gains	Losses	Gains	Losses
Obligations of states and political subdivisions	$2	$1	$—	$—
Residential mortgage-backed securities and collateralized mortgage obligations	—	—	8,495	54

	$2	$1	$8,495	$54

The following table presents, as of June 30, 2010, investment securities which were pledged to secure borrowings and public deposits as permitted or required by law:

(in thousands)

	Amortized Cost	Fair Value
To Federal Home Loan Bank to secure borrowings	$315,327	$331,697
To state and local governments to secure public deposits	845,880	876,239
To U.S. Treasury and Federal Reserve to secure customer tax payments	5,787	6,219
Other securities pledged, principally to secure deposits	253,409	263,636

Total pledged securities	$1,420,403	$1,477,791

Note 4 – Non-covered Loans, Leases and Allowance for Loan and Lease Losses

Non-covered loans refer to loans not covered by the FDIC loss-sharing agreements. Covered loans are discussed in Note 5.

The following table presents the major types of non-covered loans recorded in the balance sheets as of June 30, 2010 and December 31, 2009. The classification of non-covered loan balances presented is reported in accordance with the regulatory reporting requirements.

(in thousands)

	June 30, 2010	December 31, 2009
Real estate - construction and land development	$484,301	$618,476
Real estate - commercial and agricultural	3,435,837	3,482,687
Real estate - single and multi-family residential	748,451	726,658
Commercial, industrial and agricultural	982,647	1,090,275
Leases	32,375	34,528
Installment and other	54,067	58,044

	5,737,678	6,010,668
Deferred loan fees, net	(11,005)	(11,401)

Total loans and leases	$5,726,673	$5,999,267

The following table summarizes activity relate to the allowance for loan and lease losses (“ALLL”) on non-covered loans for the three and six months ended June 30, 2010 and 2009:

Allowance for Loan and Lease Losses

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Balance, beginning of period	$110,784	$95,086	$107,657	$95,865
Provision for loan and lease losses	29,767	29,331	71,873	88,423
Charge-offs	(31,554)	(26,508)	(71,313)	(86,922)
Recoveries	4,917	461	5,697	1,004

Balance, end of period	$113,914	$98,370	$113,914	$98,370

At June 30, 2010, the recorded investment in non-covered loans classified as impaired totaled $251.2 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses on non-covered loans) of $7.3 million. Due to declining real estate values in our markets, it is increasingly likely that an impairment reserve on collateral dependent real estate non-covered loans represents a confirmed loss. As a result, the Company recognizes the charge-off of impairment reserves on non-covered impaired loans in the period it arises for collateral dependent loans. Therefore, the non-covered non-accrual loans as of June 30, 2010 have already been written-down to their estimated net realizable value, based on disposition value, and are expected to be resolved with no additional material loss, absent further decline in market prices. The valuation allowance on non-covered impaired loans represents the impairment reserves on performing restructured loans, and is measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value. At December 31, 2009, the total recorded investment in non-covered impaired loans totaled $328.0 million, with a corresponding valuation allowance of $2.7 million. The average recorded investment in non-covered impaired loans was approximately $286.9 million during the six months ended June 30, 2010 and $234.5 million for the year ended December 31, 2009.

At June 30, 2010 and December 31, 2009, non-covered impaired loans of $80.5 million and $134.9 million were classified as accruing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The non-covered restructured loans on accrual status represent the only impaired loans accruing interest at each respective date. In order for a restructured loan to be considered performing and on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Company has no obligations to lend additional funds on the non-covered restructured loans as of June 30, 2010. Non-covered non-accrual loans totaled $170.6 million at June 30, 2010, and $193.1 million at December 31, 2009.

Note 5 – Covered Assets and FDIC Indemnification Asset

Covered Loans – Loans acquired in a FDIC-assisted acquisition that are subject to a loss-share agreement are referred to as “covered loans” and reported separately in our statements of financial condition. Covered loans are reported exclusive of the expected cash flow reimbursements expected from the FDIC.

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

The following table reflects the estimated fair value of the acquired loans at the acquisition dates:

(in thousands)

	Evergreen	Rainier	Nevada Security
	January 22, 2010	February 26, 2010	June 18, 2010
Gross loans acquired	$369,942	$561,477	$328,482
Fair value discount	(118,414)	(105,224)	(119,040)

Covered loans, net	$251,528	$456,253	$209,442

The outstanding contractual unpaid principal balance, excluding purchase accounting adjustments, at June 30, 2010 was $305.1 million, $517.2 million and $325.6 million, for Evergreen, Rainier, and Nevada Security, respectively, as compared to $337.3 million and $547.2 million, for Evergreen and Rainier, respectively, at March 31, 2010.

The following table presents the major types of covered loans as of June 30, 2010. The classification of covered loan balances presented is reported in accordance with the regulatory reporting requirements.

(in thousands)

	Evergreen	Rainier	Nevada Security
Real estate - construction and land development	$26,214	$15,364	$23,430
Real estate - commercial and agricultural	111,066	214,692	135,624
Real estate - single and multi-family residential	58,333	177,216	22,666
Commercial, industrial and agricultural	23,312	19,668	24,881
Installment and other	2,020	10,053	636

	220,945	436,993	207,237

At March 31, 2010, the covered loan balances were $241.7 million and $455.1 million, for Evergreen and Rainier, respectively.

In estimating the fair value of the covered loans at the acquisition date, we (a) calculated the contractual amount and timing of undiscounted principal and interest payments and (b) estimated the amount and timing of undiscounted expected principal and interest payments. The difference between these two amounts represents the nonaccretable difference.

On the acquisition date, the amount by which the undiscounted expected cash flows exceed the estimated fair value of the acquired loans is the “accretable yield”. The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans.

The following table presents a reconciliation of the undiscounted contractual cash flows, nonaccretable difference, accretable yield, and fair value of covered loans for each respective acquired loan portfolio at the acquisition dates:.

(in thousands)

	Evergreen	Rainier	Nevada Security
	January 22, 2010	February 26, 2010	June 18, 2010
Undiscounted contractual cash flows	$412,638	$745,213	$368,975
Undiscounted cash flows not expected to be collected (nonaccretable difference)	(105,908)	(106,082)	(109,929)

Undiscounted cash flows expected to be collected	306,730	639,131	259,046
Accretable yield at acquisition	(55,202)	(182,878)	(49,604)

Estimated fair value of loans acquired at acquisition	$251,528	$456,253	$209,442

The following table presents the changes in the accretable yield for the three and six months ended June 30, 2010 for each respective acquired loan portfolio:

(in thousands)

	Three months ended
	Evergreen June 30, 2010	Rainier June 30, 2010	Nevada Security June 30, 2010
Balance, beginning of period	$53,231	$181,031	$—
Additions resulting from acquisitions	—	—	49,604
Accretion to interest income	(3,611)	(8,579)	(553)
Disposals	(257)	—	—
Reclassifications (to)/from nonaccretable difference	(597)	2,279	—

Balance, end of period	$48,766	$174,731	$49,051

	Six months ended
	Evergreen June 30, 2010	Rainier June 30, 2010	Nevada Security June 30, 2010
Balance, beginning of period	$—	$—	$—
Additions resulting from acquisitions	55,202	182,878	49,604
Accretion to interest income	(6,755)	(11,601)	(553)
Disposals	(257)	—	—
Reclassifications (to)/from nonaccretable difference	576	3,454	—

Balance, end of period	$48,766	$174,731	$49,051

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

The following table summarizes the activity related to the covered OREO for the three and six months ended June 30, 2010:

(in thousands)

	Three months ended June 30, 2010	Six months ended June 30, 2010
Balance, beginning of period	$8,995	$—
Acquisition	17,938	26,939
Additions to covered OREO	2,560	2,669
Dispositions of covered OREO	(1,198)	(1,313)
Valuation adjustments in the period	(5)	(5)

Balance, end of period	$28,290	$28,290

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

The following table summarizes the activity related to the FDIC indemnification asset for the three and six months ended June 30, 2010:

(in thousands)

	Three months ended June 30, 2010	Six months ended June 30, 2010
Balance, beginning of period	$152,439	$—
Acquisitions	101,910	253,739
Accretion	263	873
Payments from FDIC	(6,764)	(6,764)

Balance, end of period	$247,848	$247,848

Note 6 – Mortgage Servicing Rights

The following table presents the changes in the Company’s mortgage servicing rights (“MSR”) for the three and six months ended June 30, 2010 and 2009:

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Balance, beginning of period	$13,628	$8,732	$12,625	$8,205
Additions for new mortgage servicing rights capitalized	938	2,267	2,008	4,235
Acquired mortgage servicing rights	—	—	62	—
Changes in fair value:
Due to changes in model inputs or assumptions(1)	284	493	129	(575)
Other(2)	(1,955)	(861)	(1,929)	(1,234)

Balance, end of period	$12,895	$10,631	$12,895	$10,631

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our serviced loan portfolio as of June 30, 2010 and December 31, 2009 was as follows:

(dollars in thousands)

	June 30, 2010	December 31, 2009
Balance of loans serviced for others	$1,400,120	$1,277,832
MSR as a percentage of serviced loans	0.92%	0.99%

The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in mortgage banking revenue on the Condensed Consolidated Statements of Operations, was $930,000 and $1.8 million for the three and six months ended June 30, 2010, as compared to $738,000 and $1.4 million for the three and six months ended June 30, 2009.

Key assumptions used in measuring the fair value of MSR as of June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010	December 31, 2009
Constant prepayment rate	16.85%	18.35%
Discount rate	8.66%	8.70%
Weighted average life (years)	4.7	4.5

Note 7 – Other Real Estate Owned

The following table presents the changes in non-covered other real estate owned for the three and six months ended June 30, 2010 and 2009:

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Balance, beginning of period	$18,872	$32,766	$24,566	$27,898
Additions to OREO	11,888	16,603	17,895	25,359
Dispositions of OREO	(4,293)	(12,374)	(15,087)	(14,651)
Valuation adjustments in the period	(814)	(965)	(1,721)	(2,576)

Balance, end of period	$25,653	$36,030	$25,653	$36,030

Note 8 – Junior Subordinated Debentures

As of June 30, 2010, the Company had 14 wholly-owned trusts (“Trusts”), including a Master Trust formed in 2007 to issue two separate series of trust preferred securities, that were formed to issue trust preferred securities and related common securities of the Trusts and are not consolidated. Nine Trusts, representing aggregate total obligations of approximately $96.0 million (fair value of approximately $107.3 million as of the merger dates), were assumed in connection with previous mergers.

Following is information about the Trusts as of June 30, 2010:

Junior Subordinated Debentures

(dollars in thousands)

Trust Name	Issue Date	Issued Amount	Carrying Value (1)	Rate (2)		Effective Rate (3)	Maturity Date	Redemption Date
AT FAIR VALUE:
Umpqua Statutory Trust II	October 2002	$20,619	$13,685	Floating	(4)	11.62%	October 2032	October 2007
Umpqua Statutory Trust III	October 2002	30,928	20,781	Floating	(5)	11.62%	November 2032	November 2007
Umpqua Statutory Trust IV	December 2003	10,310	6,382	Floating	(6)	11.64%	January 2034	January 2009
Umpqua Statutory Trust V	December 2003	10,310	6,375	Floating	(6)	11.64%	March 2034	March 2009
Umpqua Master Trust I	August 2007	41,238	19,956	Floating	(7)	11.69%	September 2037	September 2012
Umpqua Master Trust IB	September 2007	20,619	12,411	Floating	(8)	11.65%	December 2037	December 2012

		134,024	79,590

AT AMORTIZED COST:
HB Capital Trust I	March 2000	5,310	6,413	10.875%		8.13%	March 2030	March 2010
Humboldt Bancorp Statutory Trust I	February 2001	5,155	5,955	10.200%		8.17%	February 2031	February 2011
Humboldt Bancorp Statutory Trust II	December 2001	10,310	11,458	Floating	(9)	3.25%	December 2031	December 2006
Humboldt Bancorp Statutory Trust III	September 2003	27,836	30,800	Floating	(10)	2.73%	September 2033	September 2008
CIB Capital Trust	November 2002	10,310	11,285	Floating	(5)	3.16%	November 2032	November 2007
Western Sierra Statutory Trust I	July 2001	6,186	6,186	Floating	(11)	3.92%	July 2031	July 2006
Western Sierra Statutory Trust II	December 2001	10,310	10,310	Floating	(9)	4.14%	December 2031	December 2006
Western Sierra Statutory Trust III	September 2003	10,310	10,310	Floating	(12)	3.20%	September 2033	September 2008
Western Sierra Statutory Trust IV	September 2003	10,310	10,310	Floating	(12)	3.20%	September 2033	September 2008

		96,037	103,027

	Total	$230,061	$182,617

(1)	Includes purchase accounting adjustments, net of accumulated amortization, for junior subordinated debentures assumed in connection with previous mergers as well as fair value adjustments related to trusts recorded at fair value.
(2)	Contractual interest rate of junior subordinated debentures.
(3)	Effective interest rate based upon the carrying value as of June 2010.
(4)	Rate based on LIBOR plus 3.35%, adjusted quarterly.
(5)	Rate based on LIBOR plus 3.45%, adjusted quarterly.
(6)	Rate based on LIBOR plus 2.85%, adjusted quarterly.
(7)	Rate based on LIBOR plus 1.35%, adjusted quarterly.
(8)	Rate based on LIBOR plus 2.75%, adjusted quarterly.
(9)	Rate based on LIBOR plus 3.60%, adjusted quarterly.
(10)	Rate based on LIBOR plus 2.95%, adjusted quarterly.
(11)	Rate based on LIBOR plus 3.58%, adjusted quarterly.
(12)	Rate based on LIBOR plus 2.90%, adjusted quarterly.

The $230.1 million of trust preferred securities issued to the Trusts as of June 30, 2010 and December 31, 2009, with carrying values of $182.6 million and $188.9 million, respectively, are reflected as junior subordinated debentures in the Condensed Consolidated Balance Sheets. The common stock issued by the Trusts is recorded in other assets in the Condensed Consolidated Balance Sheets, and totaled $6.9 million at June 30, 2010 and December 31, 2009.

All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of June 30, 2010, under guidance issued by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Effective April 11, 2005, the Federal Reserve Board adopted a rule that permits the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. The Federal Reserve Board rule, with a five-year transition period set to end on March 31, 2009, would have limited the aggregate amount of trust preferred securities and certain other restricted core capital elements to 25% of Tier 1 capital, net of goodwill and any associated deferred tax liability. The rule allowed the amount of trust preferred securities and certain other elements in excess of the limit to be included in Tier 2 capital, subject to restrictions. In response to the stressed conditions in the financial markets and in order to promote stability in the financial markets and the banking industry, on March 17, 2009, the Federal Reserved adopted a new rule that delayed the effective date of the new limits on the inclusion of trust preferred securities and other restricted core capital elements in Tier 1 capital until March 31, 2011. At June 30, 2010, the Company’s restricted core capital elements were 19% of total core capital, net of goodwill and any associated deferred tax liability. There can be no assurance that the Federal Reserve Board will not further limit the amount of trust preferred securities permitted to be included in Tier 1 capital for regulatory capital purposes.

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

Due to inactivity in the junior subordinated debenture market and the inability to obtain observable quotes of our, or similar, junior subordinated debenture liabilities or the related trust preferred securities when traded as assets, we utilize an income approach valuation technique to determine the fair value of these liabilities using our estimation of market discount rate assumptions. The significant inputs utilized in the estimation of fair value of these instruments is the credit risk adjusted spread and three month LIBOR. The credit risk adjusted spread represents the nonperformance risk of the liability, contemplating the inherent risk of the obligation. Generally, an increase in the credit risk adjusted spread and/or a decrease in the three month LIBOR will result in positive fair value adjustments. Conversely, a decrease in the credit risk adjusted spread and/or an increase in the three month LIBOR will result in negative fair value adjustments. Prior to the second quarter of 2009, we estimated the fair value of junior subordinated debentures using an internal discounted cash flow model. The future cash flows of these instruments were extended to the next available redemption date or maturity date as appropriate based upon the estimated credit risk adjusted spreads of recent issuances or quotes from brokers for comparable bank holding companies, as available, compared to the contractual spread of each junior subordinated debenture measured at fair value. For additional assurance, we obtain a valuation from a third-party pricing service to validate the results of our model.

In the second quarter of 2009, due to continued inactivity in the junior subordinated debenture and related markets and clarified guidance relating to the determination of fair value when the volume and level of activity for an asset or liability have significantly decreased or where transactions are not orderly, management evaluated and determined to rely on a third-party pricing service to estimate the fair value of these liabilities. The pricing service utilized an income approach valuation technique, specifically an option-adjusted spread (“OAS”) valuation model. This OAS model values the cash flows over multiple interest rate scenarios and discounts these cash flows using a credit risk adjustment spread over the three month LIBOR swap curve. The OAS model utilized is more sophisticated and computationally intensive than the model previously used; however, the models react similarly to changes in the underlying inputs, and the results are considered comparable. With the assistance of a third-party pricing service, we determined that a credit risk adjusted spread of 725 basis points (an effective yield of approximately 11.6%) was representative of the nonperformance risk premium a market participant would require under current market conditions as of March 31, 2010. Generally, an increase in the credit risk adjusted spread and/or a decrease in the swap curve will result in positive fair value adjustments. Conversely, a decrease in the credit risk adjusted spread and/or an increase in the swap curve will result in negative fair value adjustments.

In July 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law which, among other things, limits the ability for certain bank holding companies to treat trust preferred security debt issuances as Tier 1 capital. It is anticipated that this law may require many banks to raise new Tier 1 capital and would effectively close the trust-preferred securities markets from offering new issuances in the future. As a result of this pending legislation, our third-party pricing service noted that they are no longer to able to provide reliable fair value estimates related to these liabilities given the absence of observable or comparable transactions in the market place in recent history or as anticipated into the future. As a result, for the second quarter of 2010 Management evaluated current market conditions and determined that the 11.6% effective yield utilized to discount the junior subordinated debentures, and the related prices, to determine fair value as of March 31, 2010 continued to represent appropriate estimates the fair value of these liabilities as of June 30, 2010. Therefore, the Company recognized no change in fair value of the junior subordinated debentures measured at fair value through the income statement in the second quarter of 2010. Since the Company had less than $15 billion in assets at December 31, 2009, under the Dodd-Frank Act, the Company will be able to continue to include its existing trust preferred securities in Tier 1 capital.

In the third quarter of 2010, the Company anticipates utilizing a discounted cash flow model to measure these instruments at fair value each reporting period, which management believes will have the effect of amortizing the cumulative fair value discount of $54.4 million as of June 30, 2010, over each junior subordinated debenture’s expected term, to eventually return the carrying value of these instruments to their notional values at their expected redemption dates. Management anticipates this will result in recognizing losses on junior subordinated debentures carried at fair value on quarterly basis within non-interest income. The Company will continue to monitor activity in the trust preferred markets to validate the 11.6% effective yield utilized. Observable activity in the junior subordinated debenture and related markets in future periods may change the effective rate used to discount these liabilities, and could result in additional fair value adjustments (gains or losses on junior subordinated debentures measured at fair value) above the periodic amortization of cumulative fair value discount under the effective yield method.

For the three and six months ended June 30, 2010, we recorded no gain and a $6.1 million gain, respectively, as compared to gains of $8.6 million and $9.2 million, for the three and six months ended June 30, 2009, respectively, resulting from the change in fair value of the junior subordinated debentures recorded at fair value. The change in fair value of the junior subordinated debentures carried at fair value in the current year primarily results from the widening of the credit risk adjusted spread over the contractual rate of each junior subordinated debenture measured at fair value. Management believes that the credit risk adjusted spread being utilized is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. In management’s estimation, a change in fair value of the junior subordinated debentures during the period represents changes in the market’s nonperformance risk expectations and pricing of this type of debt, and not as a result of changes to our entity-specific credit risk. Any gains recognized are recorded in gain on junior subordinated debentures carried at fair value within non-interest income. The contractual interest expense on junior subordinated debentures continues to be recorded on an accrual basis and is reported in interest expense. The junior subordinated debentures recorded at fair value of $79.6 million had contractual unpaid principal amounts of $134.0 million outstanding as of June 30, 2010. The junior subordinated debentures recorded at fair value of $85.7 million had contractual unpaid principal amounts of $134.0 million outstanding as of December 31, 2009.

Note 9 – Commitments and Contingencies

Lease Commitments — The Company leases 124 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term. In connection with the Nevada Security acquisition, the Company operated in five additional leased facilities at June 30, 2010. The option to assume these leases from the FDIC expires 90 days from acquisition date if not extended.

Rent expense for the three and six months ended June 30, 2010 was $3.8 million and $7.3 million, respectively, compared to $3.1 million and $6.2 million, respectively, in the comparable periods in 2009. Rent expense was offset by rent income for the three and six months ended June 30, 2010 of $327,000 and $475,000 respectively, compared to $131,000 and $280,000, respectively, in the comparable periods in 2009.

Financial Instruments with Off-Balance-Sheet Risk — The Company’s financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank’s business and involve elements of credit, liquidity, interest rate risk.

The following table presents a summary of the Bank’s commitments and contingent liabilities:

(in thousands)

As of June 30, 2010
Commitments to extend credit	$993,238
Commitments to extend overdrafts	$219,432
Commitments to originate loans held for sale	$123,799
Forward sales commitments	$94,090
Standby letters of credit	$44,443

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including international trade finance, commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank has not been required to perform on any financial guarantees and did not incur any losses in connection with standby letters of credit during the three and six months ended June 30, 2010 and 2009. At June 30, 2010, approximately $29.7 million of standby letters of credit expire within one year, and $13.9 million expire thereafter. Upon issuance, the Company recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. Fees are recognized ratably over the term of the standby letter of credit. The estimated fair value of guarantees associated with standby letters of credit was $165,000 as of June 30, 2010.

At June 30, 2010 and December 31, 2009, the reserve for unfunded commitments, which is included in other liabilities on the Condensed Consolidated Balance Sheets, was $735,000 and $731,000, respectively. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amount of commitments, loss experience, and economic conditions.

Mortgage loans sold to investors may be sold with servicing rights retained, with only the standard legal representations and warranties regarding recourse to the Bank. Management believes that any liabilities that may result from such recourse provisions are not significant.

Legal Proceedings— During 2007, Visa Inc. (“Visa”) announced that it completed restructuring transactions in preparation for an initial public offering of its Class A stock, and, as part of those transactions, Umpqua Bank’s membership interest was exchanged for 764,036 shares of Class B common stock in Visa. In March 2008, Visa completed its initial public offering. Following the initial public offering, the Company received $12.6 million proceeds as a mandatory partial redemption of 295,377 shares, reducing the Company’s holdings from 764,036 shares to 468,659 shares of Class B common stock. A conversion ratio of 0.71429 was established for the conversion rate of Class B shares into Class A shares. Using the proceeds from this offering, Visa also established a $3.0 billion escrow account to cover settlements, resolution of pending litigation and related claims (“covered litigation”).

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

In May 2010, Visa deposited an additional $500 million into the litigation escrow account. As a result of the deposit, the conversion ratio applicable to Class B common stock outstanding decreased further from 0.5824 per Class A share to 0.5550 per Class A share.

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

As of June 30, 2010, the value of the Class A shares was $70.75 per share. Utilizing the new conversion ratio effective in May 2010, the value of unredeemed Class A equivalent shares owned by the Company was $18.4 million as of June 30, 2010, and has not been reflected in the accompanying financial statements.

In the ordinary course of business, various claims and lawsuits are brought by and against the Company, the Bank and Umpqua Investments. In the opinion of management, there is no pending or threatened proceeding in which an adverse decision could result in a material adverse change in the Company’s consolidated financial condition or results of operations. Management has considered the potential impact of one or more adverse decisions in the actions brought by Kevin D. Padrick, Trustee of the Summit Accommodators Liquidating Trust and Danae Miller, et al., as described in Part II, Item 1. Based on the allegations in the complaint and our understanding of the relevant facts and circumstances, we believe that the claims are without merit and the Company is vigorously defending the claims. No loss accrual has been made for either of these claims in the accompanying unaudited consolidated financial statements.

Concentrations of Credit Risk - The Company grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington and California. In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 82% and 81% of the Company’s non-covered loan and lease portfolio at June 30, 2010, and December 31, 2009, respectively. Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectibility, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Company’s primary market areas in particular, such as was seen with the deterioration in the residential development market since 2007, could have an adverse impact on the repayment of these loans. Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates (“MBS TBAs”) in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position. There were no counterparty default losses on forward contracts in the three and six months ended June 30, 2010 and 2009. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At June 30, 2010, the Bank had commitments to originate mortgage loans held for sale totaling $123.8 million and forward sales commitments of $94.1 million.

The following tables summarize the types of derivatives, separately by assets and liabilities, their locations on the Condensed Consolidated Balance Sheets, and the fair values of such derivatives as of June 30, 2010 and December 31, 2009:

(in thousands)

Underlying Risk Exposure	Description	Balance Sheet Location	June 30, 2010	December 31, 2009
Asset Derivatives
Interest rate contracts	Rate lock commitments	Other assets	$1,198	$124
Interest rate contracts	Forward sales commitments	Other assets	9	845

Total asset derivatives			$1,207	$969

Liability Derivatives
Interest rate contracts	Rate lock commitments	Other liabilities	$2	$133
Interest rate contracts	Forward sales commitments	Other liabilities	1,135	-

Total liability derivatives			$1,137	$133

The following table summarizes the types of derivatives, their locations within the Condensed Consolidated Statements of Operations, and the gains (losses) recorded during the three and six months ended June 30, 2010 and 2009:

(in thousands)

Underlying Risk Exposure	Description	Income Statement Location	Three months ended June 30,
			2010	2009
Interest rate contracts	Rate lock commitments	Mortgage banking revenue	$1,040	$(894)
Interest rate contracts	Forward sales commitments	Mortgage banking revenue	(3,517)	1,263

Total			$(2,477)	$369

Underlying Risk Exposure	Description	Income Statement Location	Six months ended June 30,
			2010	2009
Interest rate contracts	Rate lock commitments	Mortgage banking revenue	$1,207	$(765)
Interest rate contracts	Forward sales commitments	Mortgage banking revenue	(4,349)	307

Total			$(3,142)	$(458)

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

Note 11 – Shareholders’ Equity

On February 3, 2010, the Company raised $303.6 million through a public offering by issuing 8,625,000 shares of the Company’s common stock, including 1,125,000 shares pursuant to the underwriters’ over-allotment option, at a share price of $11.00 per share and 18,975,000 depository shares, including 2,475,000 depository shares pursuant to the underwriter’s over-allotment option, also at a price of $11.00 per share. Fractional interests (1/100th) in each share of the Series B Common Stock Equivalent were represented by the 18,975,000 depositary shares; as a result, each depositary share would convert into one share of common stock. The net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses were $288.1 million. The net proceeds from the offering were used to redeem the preferred stock issued to the United States Department of the Treasury (U.S. Treasury) under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”), to fund FDIC-assisted acquisition opportunities and for general corporate purposes.

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

On April 20, 2010, shareholders of the Company approved an amendment to the Company’s Restated Articles of Incorporation. The amendment, which became effective on April 21, 2010, increased the number of authorized shares of common stock to 200,000,000 (from 100,000,000). As a result of the effectiveness of the amendment, as of the close of business on April 21, 2010, the Company’s Series B Common Stock Equivalent preferred stock automatically converted into newly issued shares of common stock at a conversion rate of 100 shares of common stock for each share of Series B Common Stock Equivalent preferred stock. All shares of Series B Common Stock Equivalent preferred stock and representative depositary shares ceased to exist upon the conversion. Trading in the depositary shares on NASDAQ (ticker symbol “UMPQP”) ceased and the UMPQP symbol voluntarily delisted effective as of the close of business on April 21, 2010.

Stock-Based Compensation

The compensation cost related to stock options, restricted stock and restricted stock units (included in salaries and employee benefits) was $799,000 and $1.4 million for the three and six months ended June 30, 2010, respectively, as compared to $388,000 and $1.3 million for the three and six months ended June 30, 2009, respectively. The total income tax benefit recognized related to stock-based compensation was $320,000 and $570,000 for the three and six months ended June 30, 2010, respectively, as compared to $155,000 and $521,000 for the comparable periods in 2009, respectively.

The following table summarizes information about stock option activity for the six months ended June 30, 2010:

(in thousands, except per share data)

	Six months ended June 30, 2010
	Options Outstanding	Weighted-Avg Exercise Price	Weighted-Avg Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, beginning of period	1,763	$15.05
Granted	230	$12.16
Exercised	(101)	$9.09
Forfeited/expired	(7)	$14.99

Balance, end of period	1,885	$15.01	6.06	$1,732

Options exercisable, end of period	1,203	$16.68	4.60	$1,350

The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of options exercised during the three and six months ended June 30, 2010 was $93,000 and $382,000, respectively. This compared to the total intrinsic value of options exercised during the three and six months ended June 30, 2009 of $186,000 and $205,000, respectively. During the three and six months ended June 30, 2010, the amount of cash received from the exercise of stock options was $153,000 and $917,000, respectively, as compared to $180,000 and $232,000 for the same periods in 2009, respectively.

The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. The following weighted average assumptions were used for stock options granted in the six months ended June 30, 2010 and 2009:

	Six months ended June 30,
	2010	2009
Dividend yield	2.73%	2.23%
Expected life (years)	7.1	7.3
Expected volatility	52%	46%
Risk-free rate	3.04%	2.17%
Weighted average fair value of options on date of grant	$5.18	$3.64

The Company grants restricted stock periodically as a part of the 2003 Stock Incentive Plan for the benefit of employees. Restricted shares issued generally vest on an annual basis over five years. A deferred restricted stock award was granted to an executive in the second quarter of 2007. The award vests monthly based on continued service in various increments through July 1, 2011. The Company will issue certificates for the vested award within the seventh month following termination of the executive’s employment. The following table summarizes information about nonvested restricted share activity for the six months ended June 30, 2010:

(in thousands, except per share data)

	Six months ended June 30, 2010
	Restricted Shares Outstanding	Weighted Average Grant Date Fair Value
Balance, beginning of period	187	$21.46
Granted	221	$12.13
Released	(43)	$22.43
Forfeited/expired	(2)	$16.38

Balance, end of period	363	$15.68

The total fair value of restricted shares vested and released during the three and six months ended June 30, 2010 was $51,000 and $538,000, respectively. This compares to the total fair value of restricted shares vested and released during the three and six months ended June 30, 2009 of $33,000 and $409,000, respectively.

The Company grants restricted stock units as a part of the 2007 Long Term Incentive Plan for the benefit of certain executive officers. Restricted stock unit grants are subject to performance-based vesting as well as other approved vesting conditions. In the second quarter of 2007, restricted stock units were granted that cliff vest after three years based on performance and service conditions. In the first quarter of 2008 and 2009, additional restricted stock units were granted to these executives under substantially similar vesting terms. The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the performance and service conditions set forth in the grant agreements. The following table summarizes information about restricted stock unit activity for the six months ended June 30, 2010:

(in thousands, except per share data)

	Six months ended June 30, 2010
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance, beginning of period	335	$15.54
Granted	-	$-
Released	(16)	$24.52
Forfeited/expired	(95)	$24.52

Balance, end of period	224	$11.13

No restricted stock units were vested and released during the three months ended June 30, 2010. The total fair value of restricted stock units vested and released during the six months ended June 30, 2010 was $213,000. This compares to the total fair value of restricted stock units vested and released during the three and six months ended June 30, 2009 of none and $186,000, respectively.

As of June 30, 2010, there was $2.2 million of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a weighted-average period of 3.5 years. As of June 30, 2010, there was $3.8 million of total unrecognized compensation cost related to nonvested restricted stock which is expected to be recognized over a weighted-average period of 3.1 years. As of June 30, 2010, there was $344,000 of total unrecognized compensation cost related to nonvested restricted stock units which is expected to be recognized over a weighted-average period of 1.1 years, assuming expected performance conditions are met.

For the three and six months ended June 30, 2010, the Company received income tax benefits of $54,000 and $380,000, respectively, related to the exercise of non-qualified employee stock options, disqualifying dispositions on the exercise of incentive stock options, the vesting of restricted shares and the vesting of restricted stock units. For the three and six months ended June 30, 2009, the Company received income tax benefits of $88,000 and $306,000, respectively. In the six months ended June 30, 2010, the Company had net tax deficiencies (tax deficiency resulting from tax deductions less than the compensation cost recognized) of $205,000, compared to net tax deficiencies of $351,000 for the six months ended June 30, 2009. Only cash flows from gross excess tax benefits are classified as financing cash flows.

Note 12 – Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as the Oregon and California state jurisdictions. Except for the California amended returns of an acquired institution for the tax years 2001, 2002, and 2003, and only as it relates to the net interest deduction taken on these amended returns, the Company is no longer subject to U.S. federal or Oregon state tax authority examinations for years before 2006 and California state tax authority examinations for years before 2004. The Internal Revenue Service concluded an examination of the Company’s U.S. income tax returns for 2003 and 2004 in the second quarter of 2006, concluded an examination of the Company’s U.S. amended income tax return for 2005 in the third quarter of 2009, and concluded an examination of the Company’s U.S. amended income tax return for 2006 and U.S. income tax return for 2007 in the second quarter of 2010. The results of these examinations had no significant impact on the Company’s financial statements.

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

The Company recorded a reduction in its liability for unrecognized tax benefits relating to temporary differences settled during audit in the second quarter of 2010. The Company had gross unrecognized tax benefits recorded as of June 30, 2010 in the amount of $811,000. If recognized, the unrecognized tax benefit would reduce the 2010 annual effective tax rate by 1.9%. During the first six months of 2010, the Company recognized a benefit of $195,000 in interest reversed due to the reduction of its liability for unrecognized tax benefits during the same period. Interest expense is reported by the Company as a component of tax expense. As of June 30, 2010, the accrued interest related to unrecognized tax benefits is $170,000.

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

The following is a computation of basic and diluted loss per common share for the three and six months ended June 30, 2010 and 2009:

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
NUMERATORS:
Net income (loss)	$3,463	$(104,291)	$13,188	$(119,540)
Less:
Preferred stock dividends	-	3,216	12,192	6,407
Dividends and undistributed earnings allocated to participating securities (1)	16	7	31	15

Net income (loss) available to common shareholders	$3,447	$(107,514)	$965	$(125,962)

DENOMINATORS:
Weighted average number of common shares outstanding - basic	110,135	60,221	101,205	60,199
Effect of potentially dilutive common shares (2)	220	-	230	-
Preferred convertible stock	4,378	-	-	-

Weighted average number of common shares outstanding - diluted	114,733	60,221	101,435	60,199

LOSS PER COMMON SHARE:
Basic	$0.03	$(1.79)	$0.01	$(2.09)
Diluted	$0.03	$(1.79)	$0.01	$(2.09)

(1)	Represents dividends paid and undistributed earnings allocated to nonvested restricted stock awards.
(2)	Represents the effect of the assumed exercise of warrants, assumed exercise of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units, based on the treasury stock method.

The following table presents the weighted average outstanding securities that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive for the three and six months ended June 30, 2010 and 2009.

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Stock options	1,895	1,819	1,875	1,878
CPP warrant	-	2,222	552	2,222
Non-participating, nonvested restricted shares	10	18	11	20
Restricted stock units	-	95	-	119

	1,905	4,154	2,438	4,239

Note 14 – Segment Information

The Company operates three primary segments: Community Banking, Mortgage Banking and Retail Brokerage. The Community Banking segment’s principal business focus is the offering of loan and deposit products to business and retail customers in its primary market areas. As of June 30, 2010, the Community Banking segment operated 182 locations throughout Oregon, Northern California, Washington, and Nevada.

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

Summarized financial information concerning the Company’s reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

Segment Information

(in thousands)

	Three Months Ended June 30, 2010
	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated

Interest income	$112,471	$65	$3,068	$115,604
Interest expense	22,667	-	637	23,304

Net interest income	89,804	65	2,431	92,300
Provision for loan and lease losses	29,767	-	-	29,767
Non-interest income	12,175	3,136	3,252	18,563
Non-interest expense	67,917	3,502	3,414	74,833

Income (loss) before income taxes	4,295	(301)	2,269	6,263
Provision for (benefit from) income taxes	2,004	(111)	907	2,800

Net income (loss)	2,291	(190)	1,362	3,463
Preferred stock dividends	-	-	-	-
Dividends and undistributed earnings allocated to participating securities	16	-	-	16

Net earnings (loss) available to common shareholders	$2,275	$(190)	$1,362	$3,447

	Six Months Ended June 30, 2010
	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated

Interest income	$218,887	$143	$5,943	$224,973
Interest expense	44,289	-	1,332	45,621

Net interest income	174,598	143	4,611	179,352
Provision for loan and lease losses	71,873	-	-	71,873
Non-interest income	37,896	5,972	6,761	50,629
Non-interest expense	131,326	6,899	6,479	144,704

Income (loss) before income taxes	9,295	(784)	4,893	13,404
(Benefit from) provision for income taxes	(1,434)	(307)	1,957	216

Net income (loss)	10,729	(477)	2,936	13,188
Preferred stock dividends	12,192	-	-	12,192
Dividends and undistributed earnings allocated to participating securities	31	-	-	31

Net (loss) earnings available to common shareholders	$(1,494)	$(477)	$2,936	$965

	Three Months Ended June 30, 2009
	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated

Interest income	$101,636	$21	$3,126	$104,783
Interest expense	24,886	-	908	25,794

Net interest income	76,750	21	2,218	78,989
Provision for loan and lease losses	29,331	-	-	29,331
Non-interest income	17,681	3,078	6,291	27,050
Non-interest expense	171,330	3,243	4,030	178,603

(Loss) income before income taxes	(106,230)	(144)	4,479	(101,895)
Provision for (benefit from) income taxes	661	(57)	1,792	2,396

Net (loss) income	(106,891)	(87)	2,687	(104,291)
Preferred stock dividends	3,216	-	-	3,216
Dividends and undistributed earnings allocated to participating securities	7	-	-	7

Net (loss) earnings available to common shareholders	$(110,114)	$(87)	$2,687	$(107,514)

	Six Months Ended June 30, 2009
	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated

Interest income	$202,784	$30	$6,345	$209,159
Interest expense	52,804	-	1,953	54,757

Net interest income	149,980	30	4,392	154,402
Provision for loan and lease losses	88,423	-	-	88,423
Non-interest income	27,592	4,539	10,436	42,567
Non-interest expense	225,789	5,293	7,472	238,554

(Loss) income before income taxes	(136,640)	(724)	7,356	(130,008)
(Benefit from) provision for income taxes	(13,120)	(290)	2,942	(10,468)

Net (loss) income	(123,520)	(434)	4,414	(119,540)
Preferred stock dividends	6,407	-	-	6,407
Dividends and undistributed earnings allocated to participating securities	15	-	-	15

Net (loss) earnings available to common shareholders	$(129,942)	$(434)	$4,414	$(125,962)

(in thousands)

	June 30, 2010
	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated

Total assets	$10,560,416	$14,701	$252,151	$10,827,268
Total loans (covered and non-covered)	$6,395,768	$-	$196,080	$6,591,848
Total deposits	$8,542,123	$-	$16,621	$8,558,744

	December 31, 2009
	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated

Total assets	$9,127,104	$13,634	$240,634	$9,381,372
Total loans (covered and non-covered)	$5,807,214	$-	$192,053	$5,999,267
Total deposits	$7,432,647	$-	$7,787	$7,440,434

Note 15 – Fair Value Measurement

The following table presents estimated fair values of the Company’s financial instruments as of June 30, 2010 and December 31, 2009, whether or not recognized or recorded at fair value in the Condensed Consolidated Balance Sheets:

(in thousands)

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$970,580	$970,580	$605,413	$605,413
Trading securities	1,743	1,743	2,273	2,273
Securities available for sale	1,933,647	1,933,647	1,795,616	1,795,616
Securities held to maturity	5,493	5,464	6,061	6,136
Loans held for sale	40,114	40,114	33,715	33,715
Non-covered loans and leases, net	5,612,759	5,894,880	5,891,610	5,208,893
Covered loans and leases	865,175	865,175	-	-
Restricted equity securities	34,855	34,855	15,211	15,211
Mortgage servicing rights	12,895	12,895	12,625	12,625
Bank owned life insurance assets	88,533	88,533	86,853	86,853
FDIC indemnification asset	247,848	247,848	-	-
Derivatives	1,207	1,207	969	969
Visa Class B common stock	-	14,906	-	19,336

FINANCIAL LIABILITIES:
Deposits	$8,558,744	$8,554,819	$7,440,434	$7,440,631
Securities sold under agreement to repurchase	44,715	44,715	45,180	45,180
Term debt	291,505	309,244	76,274	77,130
Junior subordinated debentures, at fair value	79,590	79,590	85,666	85,666
Junior subordinated debentures, at amortized cost	103,027	64,890	103,188	69,194
Derivatives	1,137	1,137	133	133

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009:

(in thousands)

	Fair Value at June 30, 2010
Description	Total	Level 1	Level 2	Level 3
Trading securities
Obligations of states and political subdivisions	$206	$206	$-	$-
Equity securities	1,454	1,454	-	-
Other investments securities(1)	83	83	-	-
Available for sale securities
U.S. Treasury and agencies	129,581	-	129,581	-
Obligations of states and political subdivisions	230,027	-	230,027	-
Residential mortgage-backed securities and collateralized mortgage obligations	1,571,839	-	1,571,839	-
Other debt securities	159	-	159	-
Investments in mutual funds and other equity securities	2,041	-	2,041	-
Mortgage servicing rights, at fair value	12,895	-	-	12,895
Derivatives	1,207	-	1,207	-

Total assets measured at fair value	$1,949,492	$1,743	$1,934,854	$12,895

Junior subordinated debentures, at fair value	$79,590	$-	$-	$79,590
Derivatives	1,137	-	1,137	-

Total liabilities measured at fair value	$80,727	$-	$1,137	$79,590

(in thousands)

	Fair Value at December 31, 2009
Description	Total	Level 1	Level 2	Level 3
Trading securities
Obligations of states and political subdivisions	$693	$693	$-	$-
Equity securities	1,438	1,438	-	-
Other investments securities(1)	142	142	-	-
Available for sale securities
U.S. Treasury and agencies	11,794	-	11,794	-
Obligations of states and political subdivisions	211,825	-	211,825	-
Residential mortgage-backed securities and collateralized mortgage obligations	1,569,849	-	1,569,849	-
Other debt securities	159	-	159	-
Investments in mutual funds and other equity securities	1,989	-	1,989	-
Mortgage servicing rights, at fair value	12,625	-	-	12,625
Derivatives	969	-	969	-

Total assets measured at fair value	$1,811,483	$2,273	$1,796,585	$12,625

Junior subordinated debentures, at fair value	$85,666	$-	$-	$85,666
Derivatives	133	-	133	-

Total liabilities measured at fair value	$85,799	$-	$133	$85,666

(1)	Principally represents U.S. Treasury and agencies or residential mortgage-backed securities issued or guaranteed by governmental agencies.

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

Non-covered Loans—Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, including commercial, real estate and consumer loans. Each loan category is further segregated by fixed and variable rate, performing and nonperforming categories. For variable rate loans, carrying value approximates fair value. Effective in the second quarter of 2010, the fair value of fixed rate loans is calculated by discounting contractual cash flows at rates which similar loans are currently being made. These amounts are discounted further by embedded probable losses expected to be realized in the portfolio.

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

Bank Owned Life Insurance Assets - Fair values of insurance policies owned are based on the insurance contract’s cash surrender value.

Deposits - The fair value of deposits with no stated maturity, such as non-interest-bearing deposits, savings and interest checking accounts, and money market accounts, is equal to the amount payable on demand as of June 30, 2010 and December 31, 2009. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Securities Sold under Agreements to Repurchase and Federal Funds Purchased - For short-term instruments, including securities sold under agreements to repurchase and federal funds purchased, the carrying amount is a reasonable estimate of fair value.

Term Debt - The fair value of medium term notes is calculated based on the discounted value of the contractual cash flows using current rates at which such borrowings can be obtained.

Junior Subordinated Debentures - The fair value of junior subordinated debentures is estimated using an income approach valuation technique. The ending carrying (fair) value of the junior subordinated debentures measured at fair value represents the estimated amount that would be paid to transfer these liabilities in an orderly transaction amongst market participants. Due to the increasing credit concerns in the capital markets and inactivity in the trust preferred markets that have limited the observability of market spreads, we have classified this as a Level 3 fair value measure since the third quarter of 2008. In the second quarter of 2009, due to continued inactivity in the junior subordinated debenture and related markets and clarified guidance relating to the determination of fair value when the volume and level of activity for an asset or liability have significantly decreased or where transactions are not orderly, management evaluated and determined to rely on a third-party pricing service to estimate the fair value of these liabilities. The pricing service utilizes an income approach valuation technique, specifically an option-adjusted spread (“OAS”) valuation model. This OAS model values the cash flows over multiple interest rate scenarios and discounts these cash flows using a credit risk adjustment spread over the three month LIBOR swap curve. Prior to the second quarter of 2009, we estimated the fair value of junior subordinated debentures using an internal discounted cash flow model. The OAS model currently being utilized is more sophisticated and computationally intensive than the model previously used; however, the models react similarly to changes in the underlying inputs, and the results are considered comparable.

In July 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law which, among other things, limits the ability for certain bank holding companies to treat trust preferred security debt issuances as Tier 1 capital. It is anticipated that this law may require many banks to raise new Tier 1 capital and would effectively close the trust-preferred securities markets from offering new issuances in the future. As a result of this pending legislation, our third-party pricing service noted that they are no longer to able to provide reliable fair value estimates related to these liabilities given the absence of observable or comparable transactions in the market place in recent history or as anticipated into the future. As a result, for the second quarter of 2010 Management evaluated current market conditions and determined that the 11.6% effective yield utilized to discount the junior subordinated debentures, and the related prices, to determine fair value as of March 31, 2010 continued to represent appropriate estimates the fair value of these liabilities as of June 30, 2010. Therefore, the Company recognized no change in fair value of the junior subordinated debentures measured at fair value through the income statement in the second quarter of 2010.

FDIC Indemnification Asset - The FDIC indemnification asset is initially recorded at fair value, based on the discounted value of expected future cash flows under the loss-share agreement.

Derivative Instruments - The fair value of the derivative instruments is estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate.

Visa Class B Common Stock - The fair value of Visa Class B common stock is estimated by applying a 19% discount to the value of the unredeemed Class A equivalent shares. The discount is determined by a third-party and primarily represents the risk related to the further potential reduction of the conversion ratio between Class B and Class A shares and a liquidity risk premium.

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2010 and 2009. The amount included in the “Transfers into Level 3” column represents the beginning balance of an item in the period for which it is designated as a Level 3 fair value measure.

(in thousands)

Three months ended June 30,	Beginning Balance	Change included in earnings	Purchases and issuances	Sales and settlements	Transfers into Level 3	Ending Balance	Net change in unrealized gains or losses relating to items held at end of period
2010
Mortgage servicing rights	$13,628	$(1,671)	$938	$—	$—	$12,895	$(1,368)
Junior subordinated debentures	79,563	984	—	(957)	—	79,590	984

2009
Junior subordinated debentures	$91,682	$(7,353)	$—	$(1,293)	$—	$83,036	$(7,353)

(in thousands)
Six months ended June 30,	Beginning Balance	Change included in earnings	Purchases, issuances and settlements	Sales and settlements	Transfers into Level 3	Ending Balance	Net change in unrealized gains or losses relating to items held at end of period
2010
Mortgage servicing rights	$12,625	$(1,800)	$2,070	$—	$—	$12,895	$(1,263)
Junior subordinated debentures	85,666	(4,150)	—	(1,926)	—	79,590	(4,150)

2009
Junior subordinated debentures	$92,520	$(6,469)	$—	$(3,015)	$—	$83,036	$(6,469)

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

Management believes that the credit risk adjusted spread being utilized is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt, and not as a result of changes to our entity-specific credit risk. The widening of the credit risk adjusted spread above the Company’s contractual spreads has primarily contributed to the positive fair value adjustments. Future contractions in the credit risk adjusted spread relative to the spread currently utilized to measure the Company’s junior subordinated debentures at fair value as of June 30, 2010, or the passage of time, will result in negative fair value adjustments. Generally, an increase in the credit risk adjusted spread and/or a decrease in the three month LIBOR swap curve will result in positive fair value adjustments. Conversely, a decrease in the credit risk adjusted spread and/or an increase in the three month LIBOR swap curve will result in negative fair value adjustments.

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

(in thousands)

	June 30, 2010
	Total	Level 1	Level 2	Level 3
Description
Investment securities, held to maturity
Residential mortgage-backed securities and collateralized mortgage obligations	$841	$-	$-	$841
Non-covered loans and leases	112,099	-	-	112,099
Non-covered other real estate owned	2,454	-	-	2,454

	$115,304	$-	$-	$115,304

	December 31, 2009
	Total	Level 1	Level 2	Level 3
Description
Investment securities, held to maturity
Residential mortgage-backed securities and collateralized mortgage obligations	$2,875	$-	$-	$2,875
Non-covered loans and leases	138,134	-	-	138,134
Goodwill	607,307	-	-	607,307
Other intangible assets, net	295			295
Non-covered other real estate owned	16,607	-	-	16,607

	$765,218	$-	$-	$765,218

The following table presents the losses resulting from nonrecurring fair value adjustments for the three and six months ended June 30, 2010 and 2009:

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Investment securities, held to maturity
Residential mortgage-backed securities and collateralized mortgage obligations	$-	$7,379	$289	$9,516
Non-covered loans and leases	31,449	24,938	64,589	79,310
Goodwill	-	111,952	-	111,952
Non-covered other real estate owned	814	965	1,721	2,576

Total loss from nonrecurring measurements	$32,263	$145,234	$66,599	$203,354

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

•

the impact of the EESA and the American Recovery and Reinvestment Act (“ARRA”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and related rules and regulations on the Company’s business operations and competitiveness, including the impact of executive compensation restrictions, which may affect the Company’s ability to retain and recruit executives in competition with other firms who do not operate under those restrictions;

•	the impact of the Dodd-Frank Act on the Company’s interchange fee revenue, FDIC deposit insurance assessments and regulatory compliance expenses.

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

Executive Overview

Significant items for the second quarter of 2010 were as follows:

•

In April, the Company’s preferred stock (Common Stock Equivalent Series B) of $198.3 million was converted into common stock following the Company’s annual shareholder meeting at which shareholders of the Company approved an increase in authorized total common shares from 100 million to 200 million.

•

Umpqua Bank entered into a purchase and assumption agreement with the FDIC to purchase certain assets and assume certain liabilities of Nevada Security Bank (“Nevada Security”) in Reno, Nevada. Total assets assumed were $437.6 million and resulted in 5 new stores, three in the Reno, Nevada, one in Incline Village, Nevada, and one in Roseville, California.

•

Net income available to common shareholders per diluted common share was $0.03 and $0.01 for the three and six months ended June 30, 2010, as compared to net loss available to common shareholders per diluted common share of $1.79 and $2.09 for the three and six months ended June 30, 2009. Operating income (loss) per diluted common share, defined as earnings available to common shareholders before gain on fair value of junior subordinated debentures, goodwill impairment, bargain purchase gains, and merger related expenses, net of tax, divided by the same diluted share total used in determining diluted earnings per common share, was $0.04 and $(0.05) for the three and six months ended June 30, 2010, as compared to operating loss per diluted common share of $(0.01) and $(0.32) for the three and six months ended June 30, 2009. Operating income per diluted share is considered a “non-GAAP” financial measure. More information regarding this measurement and reconciliation to the comparable GAAP measurement is provided under the heading Results of Operations - Overview below.

•

Non-covered non-performing assets decreased to $205.5 million, or 1.90% of total assets, as of June 30, 2010, as compared to $209.6 million, or 1.99% of total assets, as of March 31, 2010, and $223.6 million, or 2.38% of total assets, as of December 31, 2009. Non-covered non-performing loans decreased to $179.8 million, or 3.14% of total loans, as of June 30, 2010, as compared to $190.7 million, or 3.27% of total non-covered loans, as of March 31, 2010, and $199.0 million, or 3.32% of total non-covered loans, as of December 31, 2009. Non-accrual loans have been written-down to their estimated net realizable values.

•

Net charge-offs were $26.6 million for the three months ended June 30, 2010, or 1.84% of average non-covered loans and leases (annualized), as compared to net charge-offs of $26.0 million, or 1.71% of average non-covered loans and leases (annualized), for the three months ended June 30, 2009. Net charge-offs were $65.6 million for the six months ended June 30, 2010, or 2.26% of average non-covered loans and leases (annualized), as compared to net charge-offs of $85.9 million, or 2.83% of average non-covered loans and leases (annualized), for the six months ended June 30, 2009.

•

The provision for loan and lease losses was $29.8 million and $71.9 million for the three and six months ended June 30, 2010, as compared to the $29.3 million and $88.4 million recognized for the three and six months ended June 30, 2009. This resulted from the decrease in net charge-offs and non-performing loans.

•

We recorded no gain and a $6.1 million gain representing the change in fair value on our junior subordinated debentures measured at fair value in the three and six months ended June 30, 2010, compared to gains of $8.6 million and $9.2 million in the three and six months ended June 30, 2009. The gains recognized during these periods primarily resulted from the widening of the credit risk adjusted rate spread above the Company’s contractual spreads.

•

Mortgage banking revenue was $3.2 million and $6.7 million for the three and six months ended June 30, 2010, compared to $6.3 million and $10.3 million for the three and six months ended June 30, 2009. Closed mortgage volume decreased 36% in the current year-to-date over the prior year same period due to a decrease in purchase and refinancing activity.

•

FDIC assessments decreased to $3.6 million and $7.0 million for the three and six months ended June 30, 2010, compared to $6.7 million and $9.3 million for the three and six months ended June 30, 2009. The decrease over the prior periods result from the $4.0 million special assessment incurred in the second quarter of 2009 offset by an industry-wide increase in assessment rates, organic deposit growth, and the deposit growth resulting from recent FDIC-assisted acquisitions.

•

Net interest margin, on a tax equivalent basis, decreased to 4.05% for both the three and six months ended June 30, 2010, compared to 4.20% and 4.14% for the same periods a year ago. The decrease in net interest margin resulted primarily from interest reversals of new non-accrual loans, a decline in non-covered loans outstanding, and the impact of much higher levels of interest bearing cash, partially offset by the declining costs of interest bearing deposits. Excluding interest reversals on loans of $685,000 and $1.8 million for the three and six months ended June 30, 2010, net interest margin would have been 4.08% and 4.09%, respectively.

•

Total risk based capital increased to 17.8% as of June 30, 2010, compared to 17.2% as of December 31, 2009, due to the successful public stock offering completed in February 2010, partially offset by the redemption of preferred stock issued to the U.S. Treasury and growth in total assets from FDIC-assisted transactions.

•

Total gross non-covered loans and leases were $5.7 billion as of June 30, 2010, a decrease of $272.6 million, or 4.5%, as compared to December 31, 2009. This decrease is principally attributable to charge-offs of $71.3 million, transfers to other real estate owned of $18.1 million, and net non-covered loan paydowns and maturities of $184.9 million during the period.

•

Total deposits were $8.6 billion as of June 30, 2010, an increase of $1.1 billion, or 15.0%, as compared to December 31, 2009. Excluding the deposits acquired through the FDIC-assisted acquisitions, the annualized organic deposit growth rate was 2.3%.

•

Total consolidated assets were $10.8 billion as of June 30, 2010, representing an increase of $1.4 billion compared to December 31, 2009. The increase is primarily attributable to the FDIC-assisted acquisitions of EvergreenBank (“Evergreen”), Rainier Pacific Group (“Rainier”), and Nevada Security.

•	Cash dividends declared in the second quarter of 2010 were $0.05 per common share, consistent with the amounts declared since the fourth quarter of 2008.

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

Management believes that the ALLL was adequate as of June 30, 2010. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 82% of our non-covered loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses. Over the last several years, there has been deterioration in the residential development market which has led to an increase in non-performing loans and the allowance for loan and lease losses. A continued deterioration in this market or deterioration in other segments of our loan portfolio, such as commercial real estate or commercial construction, may lead to additional charges to the provision for loan and lease losses.

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

Valuation of Goodwill and Intangible Assets

At June 30, 2010, we had $686.4 million in goodwill and other intangible assets as a result of business combinations. Goodwill and other intangible assets with indefinite lives are not amortized but instead are periodically tested for impairment. Management performs an impairment analysis for the intangible assets with indefinite lives on an annual basis as of December 31. Additionally, goodwill and other intangible assets with indefinite lives are evaluated on an interim basis when events or circumstance indicate impairment potentially exists. The impairment analysis requires management to make subjective judgments. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures, technology, changes in discount rates and specific industry and market conditions. There can be no assurance that changes in circumstances, estimates or assumption may result in additional impairment of all, or some portion of, goodwill.

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

Fair Value

FASB ASC 820, Fair Value Measurements and Disclosures, establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction. See Note 15 of the Notes to Consolidated Financial Statements for additional information about the level of pricing transparency associated with financial instruments carried at fair value.

Acquired Loans

In accordance with FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, acquired loans are aggregated into pools based on individually evaluated common risk characteristics and aggregate expected cash flow were estimated for each pool. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. The Company aggregated all of the loans acquired in the FDIC-assisted acquisitions into different pools based on common risk characteristics. A loan will be removed from a pool of loans only if the loan is sold, foreclosed, assets are received in satisfaction of the loan, or the loan is written off, and will be removed from the pool at its carrying value. If an individual loan is removed from a pool of loans, the difference between its relative carrying amount and its cash, fair value of the collateral, or other assets received will be recognized in income immediately and would not affect the effective yield used to recognize the accretable yield on the remaining pool. Loans originally placed into a performing pool will not be reported individually as 30-89 days past due, non-performing (90+ days past due or nonaccrual), or accounted for as a troubled debt restructuring as the pool is the unit of accounting. Rather, these metrics related to the underlying loans within a performing pool will be considered in our ongoing assessment and estimates of future cash flows. If, at acquisition, the loans are collateral dependent and acquired primarily for the rewards of ownership of the underlying collateral, or if cash flows expected to be collected cannot be reasonably estimated, accrual of income is inappropriate. Such loans will be placed into nonperforming (nonaccrual) loan pools.

The cash flows expected to be received over the life of the pool were estimated by management with the assistance of a third party valuation specialist. These cash flows were input into a ASC 310-30 compliant accounting loan system which calculates the carrying values of the pools and underlying loans, book yields, effective interest income and impairment, if any, based on actual and projected events. Default rates, loss severity, and prepayment speeds assumptions will be periodically reassessed and updated within the accounting model to update our expectation of future cash flows. The excess of the cash flows expected to be collected over the pool’s carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the loan or pool using the effective yield method. The accretable yield may change due to changes in the timing and amounts of expected cash flows. For the performing loan pools, we initially apply a prepayment assumption as documented by the valuation specialist. Changes in the accretable yield will be disclosed quarterly.

The excess of the undiscounted contractual balances due over the cash flows expected to be collected is considered to be the nonaccretable difference. The nonaccretable difference represents our estimate of the credit losses expected to occur and was considered in determining the fair value of the loans as of the acquisition date. Subsequent to the acquisition date, any increases in expected cash flows over those expected at purchase date in excess of fair value are adjusted through the accretable difference on a prospective basis. Any subsequent decreases in expected cash flows over those expected at purchase date are recognized by recording a provision for loan losses. Any disposals of loans, including sales of loans, payments in full or foreclosures, result in the removal of the loan from the pool at its carrying amount.

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

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855) – Amendments to Certain Recognition and disclosure Requirements. This ASU eliminates the requirement for to disclose the date through which a Company has evaluated subsequent events and refines the scope of the disclosure requirements for reissued financial statements. This ASU is effective for the first quarter of 2010. This ASU did not have a material impact on the Company’s consolidated financial statements.

In March, the FASB issued ASU No. 2010-11, Derivatives and Hedging (Topic 815) – Scope Exception Related to Embedded Credit Derivatives. The ASU eliminates the scope exception for bifurcation of embedded credit derivatives in interests in securitized financial assets, unless they are created solely by subordination of one financial instrument to another. The ASU is effective the first quarter beginning after June 15, 2010. The Company has evaluated the impact of adoption and does not expect the ASU will have a material impact on the Company’s consolidated financial statements.

In April, the FASB issued ASU No. 2010-18, Receivables (Topic 310) – Effect of a Loan Modification When the Loan Is Part of a Pool That is Accounted for as a Single Asset. This ASU clarifies that modifications of loans that are accounted for within a pool under Topic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. No additional disclosures are required with this ASU. The amendments in this ASU are effective for modifications of loans accounted for within pools under Topic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively and early application is permitted. Upon initial adoption of the guidance in this ASU, an entity may make a onetime election to terminate accounting for loans as a pool under Topic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The Company has evaluated the impact of adoption and does not expect the ASU will have a material impact on the Company’s consolidated financial statements.

In July, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The ASU expands existing disclosures to require an entity to provide additional information in their disclosures about the credit quality of their financing receivables and the credit reserves held against them. Specifically, entities will be required to present a rollforward of activity in the allowance for credit losses, the nonaccrual status of financing receivables by class of financing receivables, and impaired financing receivables by class of financing receivables, all on a disaggregated basis. The ASU also requires an entity to provide additional disclosures on credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables, the aging of past due financing receivables at the end of the reporting period by class of financing receivables, the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses, the nature and extent of financing receivables modified as troubled debt restructurings within the previous 12 months that defaulted during the reporting period by class of financing receivables and their effect on the allowance for credit losses, and significant purchases and sales of financing receivables during the reporting period disaggregated by portfolio segment. For public entities, the disclosures of period-end balances are effective for interim and annual reporting periods ending after December 15, 2010. For public entities, the disclosures of activity are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company is currently evaluating the impact of the ASU on the Company’s consolidated financial statements.

RESULTS OF OPERATIONS

OVERVIEW

For the three months ended June 30, 2010, net earnings available to common shareholders was $3.4 million, or $0.03 per diluted common share, as compared to net loss available to common shareholders of $107.5 million, or $1.79 per diluted common share for the three months ended June 30, 2009. For the six months ended June 30, 2010, net earnings available to common shareholders was $965,000, or $0.01 per diluted common share, as compared to net loss available to common shareholders of $126.0 million, or $2.09 per diluted common share for the six months ended June 30, 2009. The increase in net earnings available to common shareholders for the three months ended June 30, 2010 compared to the same period of the prior year is principally attributable to increased net interest income, decreased non-interest expense, and decreased preferred stock dividends, partially offset by decreased non-interest income. The increase in net income for the six months ended June 30, 2010 compared to the same period of the prior year is principally attributable to increased net interest income, increased non-interest income, decreased provision for loan losses, and decreased non-interest expense. Non-interest income includes a bargain purchase gain on acquisition in the first quarter of $8.5 million relating to the acquisition of Evergreen. We assumed certain assets and liabilities of Evergreen, Rainier, and Nevada Security on January 22, 2010, February 26, 2010, and June 18, 2010, respectively, and the results of the acquired operations are included in our financial results starting on January 23, 2010, February 27, 2010, and June 19, 2010, respectively.

Umpqua recognizes gains or losses on our junior subordinated debentures carried at fair value resulting from the estimated market credit risk adjusted spread and changes in interest rates that do not directly correlate with the Company’s operating performance. Also, Umpqua incurs significant expenses related to the completion and integration of mergers and acquisitions. Additionally, we may recognize goodwill impairment losses that have no direct effect on the Company’s or the Bank’s cash balances, liquidity, or regulatory capital ratios. Lastly, Umpqua may recognize one-time bargain purchase gains on certain FDIC-assisted acquisitions that are not reflective of Umpqua’s on-going earnings power. Accordingly, management believes that our operating results are best measured on a comparative basis excluding the impact of gains or losses on junior subordinated debentures measured at fair value, net of tax, merger-related expenses, net of tax, and other charges related to business combinations such as goodwill impairment charges or bargain purchase gains, net of tax. We define operating earnings as earnings available to common shareholders before gains or losses on junior subordinated debentures carried at fair value, net of tax, bargain purchase gains on acquisitions, net of tax, merger related expenses, net of tax, and goodwill impairment, and we calculate operating earnings per diluted share by dividing operating earnings by the same diluted share total used in determining diluted earnings per common share.

The following table provides the reconciliation of earnings (loss) available to common shareholders (GAAP) to operating earnings (loss) (non-GAAP), and earnings (loss) per diluted common share (GAAP) to operating earnings (loss) per diluted share (non-GAAP) for the three and six months ended June 30, 2010 and 2009:

Reconciliation of Net Earnings (Loss) Available to Common Shareholders to Operating Earnings (Loss)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net earnings (loss) available to common shareholders	$3,447	$(107,514)	$965	$(125,962)
Adjustments:
Net gain on junior subordinated debentures carried at fair value, net of tax	-	(5,167)	(3,653)	(5,515)
Bargain purchase gain on acquisitions, net of tax	-	-	(5,074)	-
Merger-related expenses, net of tax	1,301	44	2,445	164
Goodwill impairment	-	111,952	-	111,952

Operating earnings (loss)	$4,748	$(685)	$(5,317)	$(19,361)

Per diluted share:
Net earnings (loss) available to common shareholders	$0.03	$(1.79)	$0.01	$(2.09)
Adjustments:
Net gain on junior subordinated debentures carried at fair value, net of tax	-	(0.08)	(0.04)	(0.09)
Bargain purchase gain on acquisitions, net of tax	-	-	(0.05)	-
Merger-related expenses, net of tax	0.01	-	0.03	-
Goodwill impairment	-	1.86	-	1.86

Operating earnings (loss)	$0.04	$(0.01)	$(0.05)	$(0.32)

The following table presents the returns on average assets, average common shareholders’ equity and average tangible common shareholders’ equity for the three and six months ended June 30, 2010 and 2009. For each of the periods presented, the table includes the calculated ratios based on reported net income (loss) available to common shareholders and operating income (loss) as shown in the table above. Our return on average common shareholders’ equity is negatively impacted as the result of capital required to support goodwill. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger-related intangible assets, we believe it beneficial to also consider the return on average tangible common shareholders’ equity. The return on average tangible common shareholders’ equity is calculated by dividing net earnings (loss) available to common shareholders by average shareholders’ common equity less average goodwill and intangible assets, net (excluding MSRs). The return on average tangible common shareholders’ equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders’ equity.

Return on Average Assets, Common Shareholders’ Equity and Tangible Common Shareholders’ Equity

(dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Returns on average assets:
Net earnings (loss) available to common shareholders	0.13%	-4.93%	0.02%	-2.91%
Operating earnings (loss)	0.18%	-0.03%	-0.10%	-0.45%

Returns on average common shareholders’ equity:
Net earnings (loss) available to common shareholders	0.86%	-33.94%	0.13%	-19.85%
Operating earnings (loss)	1.18%	-0.22%	-0.71%	-3.05%

Returns on average tangible common shareholders’ equity:
Net earnings (loss) available to common shareholders	1.48%	-83.54%	0.23%	-48.49%
Operating earnings (loss)	2.04%	-0.53%	-1.26%	-7.45%

Calculation of average common tangible shareholders’ equity:
Average common shareholders’ equity	$1,608,872	$1,270,439	$1,518,614	$1,279,541
Less: average goodwill and other intangible assets, net	(676,855)	(754,417)	(665,187)	(755,728)

Average tangible common shareholders’ equity	$932,017	$516,022	$853,427	$523,813

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

The following table provides a reconciliation of ending shareholders’ equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of June 30, 2010 and December 31, 2009:

Reconciliations of Total Shareholders’ Equity to Tangible Common Shareholders’ Equity and Total Assets to Tangible Assets

(dollars in thousands)

	June 30, 2010	December 31, 2009
Total shareholders’ equity	$1,654,053	$1,566,517
Subtract:
Preferred Stock	-	204,335
Goodwill and other intangible assets, net	686,447	639,634

Tangible common shareholders’ equity	$967,606	$722,548

Total assets	$10,827,268	$9,381,372
Subtract:
Goodwill and other intangible assets, net	686,447	639,634

Tangible assets	$10,140,821	$8,741,738

Tangible common equity ratio	9.54%	8.27%

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although we believe these non-GAAP financial measure are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

NET INTEREST INCOME

Net interest income is the largest source of our operating income. Net interest income for the three months ended June 30, 2010 was $92.3 million, an increase of $13.3 million or 17% compared to the same period in 2009. Net interest income for the three months ended June 30, 2010 was negatively impacted by the $685,000 reversal of interest income on loans during the quarter. Net interest income for the six months ended June 30, 2010 was $179.4 million, an increase of $25.0 million or 16% compared to the same period in 2009. Net interest income for the six months ended June 30, 2010 was negatively impacted by the $1.8 million reversal of interest income on loans during the period. The results for the three and six months ended June 30, 2010 as compared to the same period in 2009 are attributable to growth in outstanding average interest-earning assets, primarily investment securities, partially offset by growth in interest-bearing liabilities, primarily time deposits, and a decrease in net interest margin. In addition to organic growth, the FDIC-assisted purchase and assumption of certain assets and liabilities of Evergreen, Rainier, and Nevada Security, which were completed on January 22, 2010, February 26, 2010, and June 18, 2010, respectively, contributed to the increase in assets and liabilities in the three and six months ended June 30, 2010 over the same periods in 2009.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax-equivalent basis was 4.05% for the three months ended June 30, 2010, a decrease of 15 basis points as compared to the same period in 2009. The decrease in net interest margin primarily resulted from the decreased yield on interest-earning assets of 49 basis points primarily resulting from holding higher interest bearing cash balances with the Federal Reserve Bank (at 25 basis points), the decline in non-covered loan balances, and interest reversals on loans. The increased interest bearing cash balances result from the historically low yields available in the bond markets that do not present an attractive long-term investment alternative. The $685,000 reversal of interest income on non-accrual loans in the quarter contributed to a 3 basis point decline in the tax equivalent net interest margin during the quarter. This was partially offset by the decrease in our interest expense to earning assets of 34 basis points resulting from the lower costs of interest bearing deposits, and junior subordinated debentures that are indexed to the three month LIBOR. The net interest margin on a fully tax-equivalent basis was 4.05% for the six months ended June 30, 2010, a decrease of 9 basis points as compared to the same period in 2009. The decrease in net interest margin primarily resulted from the decrease in our interest expense to earning assets of 43 basis points in the six months ended June 30, 2010 resulting from the lower costs of interest bearing deposits, and junior subordinated debentures that are indexed to the three month LIBOR. This was partially offset by the decreased yield on interest earning assets of 52 basis points primarily resulting from reductions in the prime rate, holding higher interest bearing cash balances with the Federal Reserve Bank (at 25 basis points), and interest reversals on loans. The increased interest bearing cash balances result from the historically low yields available in the bond markets that do not present an attractive long-term investment alternative. The $1.8 million reversal of interest income on non-accrual loans in the period contributed to a 4 basis point decline in the tax equivalent net interest margin during the period.

Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds. The following tables present condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three and six months ended June 30, 2010 and 2009:

Average Rates and Balances (Quarterly)

(dollars in thousands)

	Three months ended June 30, 2010			Three months ended June 30, 2009
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Non-covered loans and leases(1)	$5,833,193	$84,584	5.82%	$6,137,088	$88,940	5.81%
Covered loans and leases(2)	697,871	12,656	7.27%	-	-	NA
Taxable securities	1,628,195	15,572	3.83%	1,249,218	13,889	4.45%
Non-taxable securities(3)	231,675	3,330	5.75%	198,999	2,863	5.75%
Temporary investments and interest bearing deposits	849,112	545	0.26%	41,449	19	0.18%

Total interest earning assets	9,240,046	116,687	5.07%	7,626,754	105,711	5.56%
Allowance for loan and lease losses	(96,903)			(95,639)
Other assets	1,324,824			1,214,432

Total assets	$10,467,967			$8,745,547

INTEREST-BEARING LIABILITIES:
Interest bearing checking and savings accounts	$4,283,130	$7,539	0.71%	$3,181,905	$7,468	0.94%
Time deposits	2,452,535	10,924	1.79%	2,318,085	14,489	2.51%
Federal funds purchased and repurchase agreements	48,335	123	1.02%	67,994	180	1.06%
Term debt	314,652	2,779	3.54%	139,389	1,262	3.63%
Junior subordinated debentures	182,539	1,939	4.26%	194,911	2,395	4.93%

Total interest-bearing liabilities	7,281,191	23,304	1.28%	5,902,284	25,794	1.75%
Non-interest-bearing deposits	1,475,852			1,303,909
Other liabilities	58,472			66,038

Total liabilities	8,815,515			7,272,231
Preferred equity	43,580			202,877
Common equity	1,608,872			1,270,439

Total liabilities and shareholders’ equity	$10,467,967			$8,745,547

NET INTEREST INCOME (3)		$93,383			$79,917

NET INTEREST SPREAD			3.79%			3.81%

AVERAGE YIELD ON EARNING ASSETS(1), (2), (3)			5.07%			5.56%
INTEREST EXPENSE TO EARNING ASSETS			1.02%			1.36%

NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN(1), (2), (3)			4.05%			4.20%

(1)	Non-covered non-accrual loans and mortgage loans held for sale are included in the average balance.
(2)	Covered non-accrual loans are included in the average balance.
(3)	Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1.1 million and $928,000 for the three months ended June 30, 2010 and 2009, respectively.

Average Rates and Balances (Year-to-Date)

(dollars in thousands)

	Six months ended June 30, 2010			Six months ended June 30, 2009
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Non-covered loans and leases(1)	$5,895,721	$169,037	5.78%	$6,158,393	$177,113	5.80%
Covered loans and leases(2)	531,517	18,911	7.17%	-	-	N/A
Taxable securities	1,619,351	31,647	3.91%	1,219,205	28,260	4.65%
Non-taxable securities(3)	226,569	6,565	5.80%	191,333	5,519	5.77%
Temporary investments and interest bearing deposits	764,491	944	0.25%	46,727	51	0.22%

Total interest earning assets	9,037,649	227,104	5.07%	7,615,658	210,943	5.59%
Allowance for loan and lease losses	(101,558)			(94,401)
Other assets	1,288,155			1,208,527

Total assets	$10,224,246			$8,729,784

INTEREST-BEARING LIABILITIES:
Interest bearing checking and savings accounts	$3,930,688	$15,038	0.77%	$3,182,418	$15,894	1.01%
Time deposits	2,632,648	22,214	1.70%	2,293,020	30,526	2.68%
Federal funds purchased and repurchase agreements	48,520	246	1.02%	63,568	364	1.15%
Term debt	248,173	4,299	3.49%	172,752	3,018	3.52%
Junior subordinated debentures	185,564	3,824	4.15%	195,343	4,955	5.12%

Total interest-bearing liabilities	7,045,593	45,621	1.31%	5,907,101	54,757	1.87%
Non-interest-bearing deposits	1,462,335			1,278,083
Other liabilities	60,273			62,444

Total liabilities	8,568,201			7,247,628
Preferred equity	137,432			202,615
Common equity	1,518,614			1,279,541

Total liabilities and shareholders’ equity	$10,224,247			$8,729,784

NET INTEREST INCOME(3)		$181,483			$156,186

NET INTEREST SPREAD			3.76%			3.72%

AVERAGE YIELD ON EARNING ASSETS(1), (2), (3)			5.07%			5.59%
INTEREST EXPENSE TO EARNING ASSETS			1.02%			1.45%

NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN(1), (2), (3)			4.05%			4.14%

(1)	Non-accrual loans and mortgage loans held for sale are included in the average balance.
(2)	Covered non-accrual loans are included in the average balance.
(3)	Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $2.1 million and $1.8 million for the six months ended June 30, 2010 and 2009, respectively.

The following tables set forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three and six months ended June 30, 2010 as compared to the same period in 2009. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Rate/Volume Analysis

(in thousands)

	Three months ended June 30, 2010 compared to 2009
	Increase (decrease) in interest income and expense due to changes in
	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Non-covered loans and leases	$(4,407)	$51	$(4,356)
Covered loans and leases	12,656	—	12,656
Taxable securities	3,811	(2,128)	1,683
Non-taxable securities(1)	470	(3)	467
Temporary investments and interest bearing deposits	515	11	526

Total(1)	13,045	(2,069)	10,976

INTEREST-BEARING LIABILITIES:
Interest bearing checking and savings accounts	2,210	(2,139)	71
Time deposits	799	(4,364)	(3,565)
Repurchase agreements and federal funds	(50)	(7)	(57)
Term debt	1,549	(32)	1,517
Junior subordinated debentures	(145)	(311)	(456)

Total	4,363	(6,853)	(2,490)

Net increase in net interest income(1)	$8,682	$4,784	$13,466

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

Rate/Volume Analysis (Year-to-Date)

(in thousands)

	Six months ended June 30, 2010 compared to 2009
	Increase (decrease) in interest income and expense due to changes in
	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Non-covered loans and leases	$(7,533)	$(543)	$(8,076)
Covered loans and leases	18,911	-	18,911
Taxable securities	8,291	(4,904)	3,387
Non-taxable securities(1)	1,021	25	1,046
Temporary investments and interest bearing deposits	885	8	893

Total(1)	21,575	(5,414)	16,161

INTEREST-BEARING LIABILITIES:
Interest bearing checking and savings accounts	3,299	(4,155)	(856)
Time deposits	4,044	(12,356)	(8,312)
Repurchase agreements and federal funds	(79)	(39)	(118)
Term debt	1,307	(26)	1,281
Junior subordinated debentures	(238)	(893)	(1,131)

Total	8,333	(17,469)	(9,136)

Net increase in net interest income(1)	$13,242	$12,055	$25,297

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

PROVISION FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses was $29.8 million and $71.9 million for the three and six months ended June 30, 2010, respectively, compared to $29.3 million and $88.4 million for the same periods in 2009. As an annualized percentage of average outstanding loans, the provision for loan losses recorded for the three and six months ended June 30, 2010 was 1.04% and 2.47% respectively, as compared to 0.97% and 2.92% in the same periods in 2009.

The decrease in the provision for loan and lease losses in the six months ended June 30, 2010 as compared to the same period in 2009 is attributable to a reduction in downgrades within the portfolio, an easing in the velocity of declining real estate values in our markets and the resulting impact on our commercial real estate and commercial construction portfolio, and the decrease in net charge-offs during the period.

The Company recognizes the charge-off of impairment reserves on impaired loans in the period they arise for collateral dependent loans. Therefore, the non-covered non-accrual loans of $170.6 million as of June 30, 2010 have already been written-down to their estimated fair value, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices. Depending on the characteristics of a loan, the fair value of collateral is estimated by obtaining external appraisals.

The provision for loan and lease losses is based on management’s evaluation of inherent risks in the loan portfolio and a corresponding analysis of the allowance for loan and lease losses. Additional discussion on loan quality, our procedures to measure loan impairment, and the allowance for loan and lease losses is provided under the heading Asset Quality and Non-Performing Assets below.

NON-INTEREST INCOME

Non-interest income for the three months ended June 30, 2010 was $18.6 million, a decrease of $8.5 million, or 31%, as compared to the same period in 2009. Non-interest income for the six months ended June 30, 2010 was $50.6 million, an increase of $8.1 million, or 19%, as compared to the same period in 2009. The following table presents the key components of non-interest income for the three and six months ended June 30, 2010 and 2009:

Non-Interest Income

(dollars in thousands)

	Three months ended June 30,				Six months ended June 30,
	2010	2009	Change Amount	Change Percent	2010	2009	Change Amount	Change Percent
Service charges on deposit accounts	$9,585	$8,322	$1,263	15%	$17,950	$16,023	$1,927	12%
Brokerage commissions and fees	3,139	1,745	1,394	80%	5,778	3,124	2,654	85%
Mortgage banking revenue, net	3,209	6,259	(3,050)	-49%	6,687	10,329	(3,642)	-35%
Loss on investment securities, net	-	(1,270)	1,270	-100%	(288)	(1,235)	947	-77%
Gain on junior subordinated debentures carried at fair value	-	8,611	(8,611)	-100%	6,088	9,191	(3,103)	-34%
Bargain purchase gain on acquisition	-	-	-	NM	8,456	-	8,456	NM
Change in FDIC indemnification asset	263	-	263	NM	873	-	873	NM
Other income	2,367	3,383	(1,016)	-30%	5,085	5,135	(50)	-1%

Total	$18,563	$27,050	$(8,487)	-31%	$50,629	$42,567	$8,062	19%

NM - Not meaningful

The increase in deposit service charges in the three and six months ended June 30, 2010 over the same periods in 2009 is attributable to increased non-sufficient funds and overdraft fee income in the current period due to higher average overdraft balances and due to increased deposit service charges related to the deposits acquired in the Rainier, Evergreen and Nevada Security acquisitions.

Brokerage commissions and fees for the three and six months ended June 30, 2010 increased 80% and 85% as a result of the increase in financial advisors and assets under management at Umpqua Investments.

Mortgage banking revenue for the three and six months ended June 30, 2010 decreased due to a decrease in purchase and refinancing activity, compared to the same period of the prior year. Closed mortgage volume for the six months ended June 30, 2010 was $272.4 million, representing a 36% decrease compared to the same period of the prior year. The current low mortgage interest rate environment contributed to a $1.7 million decline in fair value on the mortgage servicing right (“MSR”) asset in the current quarter, compared to a $368,000 decline in fair value recognized in the same period prior year. For the six months ended June 30, 2010, the decline in the fair value on the MSR asset was $1.8 million, compared to a $1.8 million decline in fair value recognized in the same period of the prior year.

For the three and six months ended June 30, 2010, we recorded no gain and $6.1 million of gains, respectively, as compared to gains of $8.6 million and $9.2 million, respectively for the three and six months ended June 30, 2009, resulting from the change in fair value of the junior subordinated debentures recorded at fair value. The change in fair value of the junior subordinated debentures carried at fair value for all periods presented primarily resulted from the widening of the credit risk adjusted spread over the contractual rate of each junior subordinated debenture measured at fair value. Additional information on the junior subordinated debentures carried at fair value is included in Note 8 of the Notes to Condensed Consolidated Financial Statements and under the heading Junior Subordinated Debentures.

A bargain purchase gain of $8.5 million represents the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed in the Evergreen acquisition.

Other income for the three months ended June 30, 2010 decreased $1.0 million compared to the same period in the prior year, attributable primarily to proceeds received in 2009 from a compensatory damage award.

NON-INTEREST EXPENSE

Non-interest expense for the three months ended June 30, 2010 was $74.8 million, a decrease of $103.8 million, or 58%, as compared to the same period in 2009. Non-interest expense for the six months ended June 30, 2010 was $144.7 million, a decrease of $93.9 million, or 39%, as compared to the same period in 2009. The following table presents the key elements of non-interest expense for the three and six months ended June 30, 2010 and 2009:

Non-Interest Expense

(dollars in thousands)

	Three months ended June 30,				Six months ended June 30,
	2010	2009	Change Amount	Change Percent	2010	2009	Change Amount	Change Percent
Salaries and employee benefits	$39,604	$32,041	$7,563	24%	$75,844	$63,114	$12,730	20%
Net occupancy and equipment	11,472	9,708	1,764	18%	22,148	19,329	2,819	15%
Communications	2,596	1,839	757	41%	4,820	3,592	1,228	34%
Marketing	1,714	1,469	245	17%	2,723	2,439	284	12%
Services	5,831	5,403	428	8%	10,746	10,732	14	0%
Supplies	1,003	844	159	19%	1,729	1,639	90	5%
FDIC assessments	3,555	6,699	(3,144)	-47%	6,999	9,324	(2,325)	-25%
Net (gain) loss on other real estate owned	(952)	3,170	(4,122)	-130%	1,359	5,469	(4,110)	-75%
Intangible amortization	1,368	1,362	6	0%	2,676	2,724	(48)	-2%
Goodwill impairment	-	111,952	(111,952)	-100%	-	111,952	(111,952)	-100%
Merger related expenses	2,169	73	2,096	2871%	4,075	273	3,802	1393%
Other expenses	6,473	4,043	2,430	60%	11,585	7,967	3,618	45%

Total	$74,833	$178,603	$(103,770)	-58%	$144,704	$238,554	$(93,850)	-39%

Salaries and employee benefits costs increased $7.6 million in the three months ending June 30, 2010, as compared to the same period prior year. Approximately $3.7 million of the increase is the result of the acquisition of Rainier, Evergreen, and Nevada Security and the remainder primarily results from the increase in full-time equivalent employees. Salaries and employee benefits costs increased $12.7 million in the six months ending June 30, 2010, as compared to the same period prior year. Approximately $5.4 million of the increase is the result of the acquisition of Rainier and Evergreen and the remainder primarily results from the increase in full-time equivalent employees.

Net occupancy and equipment expense increased for the three and six months ended June 30, 2010, as compared to the same periods in the prior year. Approximately $930,000 for the three months ended, and $1.5 million for the six months ended June 30, 2010 of the increase is the result of the cost of operating 21 new locations through the acquisition of Rainier and Evergreen, as well as the expansion into new locations since the prior year.

FDIC assessments decreased for the three and six months ending June 30, 2010 as compared to the same periods of the prior year. The decrease resulted from the $4.0 million special assessment incurred in the second quarter of 2009, partially offset by the industry wide increase in the assessment rate, organic deposit growth, and deposit growth resulting from the FDIC-assisted acquisitions.

We incur significant expenses in connection with the completion and integration of bank acquisitions that are not capitalizable. Classification of expenses as merger-related is done in accordance with the provisions of a Board-approved policy. The merger-related expenses incurred in 2010 relate primarily to the FDIC-assisted acquisitions of Evergreen, Rainier, and Nevada Security.

The slowdown in the housing industry, which has continued to detrimentally affect our residential development portfolio, has led to a continued elevated level of foreclosures on residential development related properties and movement of the properties into other real estate owned (“OREO”). Through the first quarter of 2010, declines in the market values of these properties after foreclosure have resulted in additional losses on the sale of the properties or by valuation adjustments. However, in the three months ended June 30, 2010, the company recognized gains on OREO of $1.0 million as compared to losses of $3.2 million in the same period a year ago. For the six months ended June 30, 2010, losses were $1.4 million compared to losses of $5.5 million in the same period of the prior year. Included within the results for the three and six months ended June 30, 2010, the Company recognized gains on sale of covered OREO properties of $1.5 million, representing proceeds received in excess of their estimated acquisition date fair values. As the estimated credit losses realized on these properties were less than originally anticipated at acquisition date, there is a corresponding decrease in non-interest income within the Change in FDIC indemnification asset line item representing the reduction of anticipated covered credit losses.

INCOME TAXES

Our consolidated effective tax rate as a percentage of pre-tax income for the three and six months ended June 30, 2010 was 44.7% and 1.6%, respectively, as compared to (2.4)% and 8.1%, respectively for the three and six months ended June 30, 2009. The effective tax rates differed from the federal statutory rate of 35% and the apportioned state rate of 6% (net of the federal tax benefit) principally because of non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities, tax credits arising from low income housing investments, and Business Energy tax credits.

FINANCIAL CONDITION

INVESTMENT SECURITIES

Trading securities consist of securities held in inventory by Umpqua Investments for sale to its clients and securities invested in trust for the benefit of certain executives or former employees of acquired institutions as required by agreements. Trading securities were $1.7 million at June 30, 2010, as compared to $2.3 million at December 31, 2009. This decrease is principally attributable to a decrease in Umpqua Investments’ inventory of trading securities.

Investment securities available for sale were $1.9 billion as of June 30, 2010 compared to $1.8 billion at December 31, 2009. Investment securities available for sale of $53.0 million assumed in the Evergreen, Rainier, and Nevada Security acquisitions, purchases of $197.7 million of investment securities available for sale, and an increase in fair value of investments securities available for sale of $28.1 million were partially offset by paydowns of $133.6 million and amortization of net purchase price premiums of $7.2 million.

Investment securities held to maturity were $5.5 million as of June 30, 2010 as compared to holdings of $6.1 million at December 31, 2009. The change primarily relates to paydowns and maturities of investment securities held to maturity of $883,000.

The following table presents the available for sale and held to maturity investment securities portfolio by major type as of June 30, 2010 and December 31, 2009:

Investment Securities Composition

(dollars in thousands)

	Investment Securities Available for Sale
	June 30, 2010		December 31, 2009
	Fair Value	%	Fair Value	%
U.S. Treasury and agencies	$129,581	7%	$11,794	1%
Obligations of states and political subdivisions	230,027	12%	211,825	12%
Residential mortgage-backed securities and collateralized mortgage obligations	1,571,839	81%	1,569,849	87%
Other debt securities	159	0%	159	0%
Investments in mutual funds and other equity securities	2,041	0%	1,989	0%

Total	$1,933,647	100%	$1,795,616	100%

	Investment Securities Held to Maturity
	June 30, 2010		December 31, 2009
	Amortized		Amortized
	Cost	%	Cost	%
Obligations of states and political subdivisions	$2,810	51%	$3,216	53%
Residential mortgage-backed securities and collateralized mortgage obligations	2,683	49%	2,845	47%

Total	$5,493	100%	$6,061	100%

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

The following tables present the OTTI losses for the three and six months ended June 30, 2010 and 2009 in the held to maturity portfolio:

(in thousands)

	Three months ended June 30, 2010		Three months ended June 30, 2009
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total other-than-temporary impairment losses	$—	$—	$10,116	$239
Portion of other-than-temporary impairment losses recognized in other comprehensive income (1)	—	—	(2,737)	—

Net impairment losses recognized in earnings (2)	$—	$—	$7,379	$239

	Six months ended June 30, 2010		Six months ended June 30, 2009
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total other-than-temporary impairment losses	$5	$—	$12,253	$239
Portion of other-than-temporary impairment losses transferred from (recognized in) other comprehensive income (1)	284	—	(2,737)	—

Net impairment losses recognized in earnings (2)	$289	$—	$9,516	$239

(1)	Represents other-than-temporary impairment losses related to all other factors.
(2)	Represents other-than-temporary impairment losses related to credit losses.

The OTTI recognized on investment securities held to maturity relates to non-agency collateralized mortgage obligations for all periods presented. Each of these securities holds various levels of credit subordination. The underlying mortgage loans of these securities were originated from 2003 through 2007. At origination, the weighted average loan-to-value of the underlying mortgages was 69%; the underlying borrowers had weighted average FICO scores of 731, and 59% were limited documentation loans. These securities were valued by third-party pricing services using matrix or model pricing methodologies and were corroborated by broker indicative bids. We estimated the cash flows of the underlying collateral for each security considering credit, interest and prepayment risk models that incorporate management’s estimate of projected key assumptions including prepayment rates, collateral default rates and loss severity. Assumptions utilized vary from security to security, and are influenced by factors such as loan interest rates, geographic location, borrower characteristics and vintage, and historical experience. We then used a third party to obtain information about the structure of each security, including subordination and other credit enhancements, in order to determine how the underlying collateral cash flows will be distributed to each security issued in the structure. These cash flows were then discounted at the interest rate used to recognize interest income on each security. We review the actual collateral performance of these securities on a quarterly basis and update the inputs as appropriate to determine the projected cash flows. The following table presents a summary of the significant inputs utilized to measure management’s estimate of the credit loss component on these non-agency collateralized mortgage obligations as of June 30, 2010:

	Range		Weighted Average
	Minimum	Maximum
Constant prepayment rate	4.0%	25.0%	14.9%
Collateral default rate	8.0%	45.0%	16.8%
Loss severity	20.0%	50.0%	34.6%

Gross unrealized losses in the available for sale investment portfolio was $1.0 million at June 30, 2010. This consisted primarily of unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations of $960,000. The unrealized losses were primarily caused by interest rate increases subsequent to the purchase of the securities, and not credit quality. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. Additional information about the investment portfolio is provided in Note 3 of the Notes to Condensed Consolidated Financial Statements.

RESTRICTED EQUITY SECURITIES

Restricted equity securities were $34.9 million at June 30, 2010 and $15.2 million at December 31, 2009. The increase of $19.7 million is attributable to the FDIC-assisted acquisitions of Evergreen, Rainier, and Nevada Security. Of the $34.9 million at June 30, 2010, $33.5 million represent the Bank’s investment in the Federal Home Loan Banks (“FHLB”) of Seattle and San Francisco, respectively. FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par. The remaining restricted equity securities represent investments in Pacific Coast Bankers’ Bancshares stock.

Although as of June 30, 2010, the FHLB of Seattle complies with all of its regulatory requirements (including the risk-based capital requirement), it remains classified as “undercapitalized” by the Federal Housing Finance Agency (“Finance Agency”).

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

Under Finance Agency regulations, a FHLB that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock in excess of what is required for members’ current loans. Moody’s Investors Service (Moody’s) current assessment of the FHLB’s portfolios indicates that the true economic losses embedded in these securities are significantly less than the accounting impairments would suggest and are manageable given the FHLB’s capital levels. According to Moody’s, the large difference between the expected economic losses and the mark-to-market impairment losses for accounting purposes is attributed to market illiquidity, de-leveraging and stress in the credit market in general. The FHLBs have access to the U.S. Government-Sponsored Enterprise Credit Facility, a secured lending facility that serves as a liquidity backstop, substantially reducing the likelihood that the FHLBs would need to sell securities to raise liquidity and, thereby, cause the realization of large economic losses. Moody’s has stated that their Aaa senior debt rating and Prime-1 short-term debt rating for the FHLB system are likely to remain unchanged based on expectations that the FHLBs have a very high degree of government support. Moody’s rating of the FHLB of Seattle as Aaa with stable outlook was reaffirmed in May 2009 and Standard and Poors rating of AA+ was reaffirmed in July 2010. Based on the above, the Company has determined there is not an other-than-temporary impairment on the FHLB stock investment as of June 30, 2010.

LOANS AND LEASES

Non-covered loans and leases

Total non-covered loans and leases outstanding at June 30, 2010 were $5.7 billion, a decrease of $272.6 million as compared to year-end 2009. This decrease is principally attributable to charge-offs of $71.3 million and transfers to other real estate owned of $18.1 million, and loan paydowns and maturities, net of non-covered loan originations of $185.1 million during the period. The following table presents the concentration distribution of our non-covered loan portfolio at June 30, 2010 and December 31, 2009. The classification of non-covered loan balances presented is reported in accordance with the regulatory reporting requirements.

Non-covered Loan Concentrations

(dollars in thousands)

	June 30, 2010		December 31, 2009
	Amount	Percentage	Amount	Percentage
Construction and development	$484,301	8.5%	$618,476	10.3%
Farmland	108,695	1.9%	110,106	1.9%
Home equity credit lines	265,722	4.6%	267,963	4.5%
Single family first lien mortgage	250,092	4.4%	236,362	3.9%
Single family second lien mortgage	20,859	0.4%	23,609	0.4%
Multifamily	211,778	3.7%	198,724	3.3%
Commercial real estate	3,327,142	58.1%	3,372,581	56.2%

Total real estate secured	4,668,589	81.6%	4,827,821	80.5%
Commercial and industrial	917,257	15.9%	1,016,803	16.9%
Agricultural production	65,390	1.1%	73,472	1.2%
Consumer	38,029	0.7%	35,212	0.6%
Leases	32,375	0.6%	34,528	0.6%
Other	16,038	0.3%	22,832	0.4%
Deferred loan fees, net	(11,005)	-0.2%	(11,401)	-0.2%

Total non-covered loans	$5,726,673	100.0%	$5,999,267	100.0%

Due to the impact of the continuing housing market downturn on our residential development loan portfolio, discussion of and tables related to this non-covered loan segment is provided under the heading Asset Quality and Non-Performing Assets below.

Covered loans and leases

Total covered loans and leases outstanding at June 30, 2010 were $865.2 million. The following table presents the concentration distribution of our covered loan portfolio at June 30, 2010. The classification of covered loan balances presented is reported in accordance with the regulatory reporting requirements.

Covered Loan Concentrations

(dollars in thousands)

	June 30, 2010
	Amount	Percentage
Construction and development	$65,008	7.5%
Farmland	4,849	0.6%
Home equity credit lines	28,069	3.2%
Single family first lien mortgage	64,140	7.4%
Single family second lien mortgage	23,552	2.7%
Multifamily	142,454	16.5%
Commercial real estate	456,533	52.8%

Total real estate secured	784,605	90.7%
Commercial and industrial	67,861	7.8%
Consumer	12,436	1.5%
Other	273	0.0%

Total covered loans	$865,175	100.0%

The covered loans are subject to loss-sharing agreements with the FDIC. Under the terms of the Evergreen acquisition loss-sharing agreement, the FDIC will cover a substantial portion of any future losses on loans, related unfunded loan commitments, other real estate owned (“OREO”) and accrued interest on loans for up to 90 days. The FDIC will absorb 80% of losses and share in 80% of loss recoveries on the first $90.0 million on covered assets for Evergreen and absorb 95% of losses and share in 95% of loss recoveries exceeding $90.0 million, except for the Bank will incur losses up to $30.2 million before the loss-sharing will commence. The loss-sharing arrangements for non-single family residential and single family residential loans are in effect for 5 years and 10 years, respectively, and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition dates.

Under the terms of the Rainier loss-sharing agreement, the FDIC will cover a substantial portion of any future losses on loans, related unfunded loan commitments, OREO and accrued interest on loans for up to 90 days. The FDIC will absorb 80% of losses and share in 80% of loss recoveries on the first $95.0 million of losses on covered assets and absorb 95% of losses and share in 95% of loss recoveries exceeding $95.0 million. The loss-sharing arrangements for non-single family residential and single family residential loans are in effect for 5 years and 10 years, respectively, and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition dates.

Under the terms of the Nevada Security loss-sharing agreement, the FDIC will cover a substantial portion of any future losses on loans, related unfunded loan commitments, OREO and accrued interest on loans for up to 90 days. The FDIC will absorb 80% of losses and share in 80% of loss recoveries on all covered assets. The loss-sharing arrangements for non-single family residential and single family residential loans are in effect for 5 years and 10 years, respectively, and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition dates.

Discussion of and tables related to the covered loan segment is provided under the heading Asset Quality and Non-Performing Assets.

ASSET QUALITY AND NON-PERFORMING ASSETS

Non-covered loans and leases

Non-covered non-performing loans, which include non-covered non-accrual loans and non-covered accruing loans past due over 90 days, totaled $179.8 million, or 3.14% of non-covered total loans, at June 30, 2010, as compared to $199.0 million, or 3.32% of total non-covered loans, at December 31, 2009. Non-covered non-performing assets, which include non-covered non-performing loans and non-covered foreclosed real estate (“other real estate owned”), totaled $205.5 million, or 1.90% of total assets, as of June 30, 2010, as compared to $223.6 million, or 2.38% of total assets, as of December 31, 2009.

A loan is considered impaired when based on current information and events, we determine that we will probably not be able to collect all amounts due according to the loan contract, including scheduled interest payments. Generally, when loans are identified as impaired they are moved to our Special Assets Division. When we identify a loan as impaired, we measure the loan for potential impairment using discounted cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of collateral, less selling costs. The starting point for determining the fair value of collateral is through obtaining external appraisals. Generally, external appraisals are updated every six to nine months. We obtain appraisals from a pre-approved list of independent, third party, local appraisal firms. Approval and addition to the list is based on experience, reputation, character, consistency and knowledge of the respective real estate market. At a minimum, it is ascertained that the appraiser is: (a) currently licensed in the state in which the property is located, (b) is experienced in the appraisal of properties similar to the property being appraised, (c) is actively engaged in the appraisal work, (d) has knowledge of current real estate market conditions and financing trends, (e) is reputable, and (f) is not on Freddie Mac’s nor the Bank’s Exclusionary List of appraisers and brokers. In certain cases appraisals will be reviewed by our Real Estate Valuation Services group to ensure the quality of the appraisal and the expertise and independence of the appraiser. Upon receipt and review, an external appraisal is utilized to measure a loan for potential impairment. Our impairment analysis documents the date of the appraisal used in the analysis, whether the officer preparing the report deems it current, and, if not, allows for internal valuation adjustments with justification. Typical justified adjustments might include discounts for continued market deterioration subsequent to appraisal date, adjustments for the release of collateral contemplated in the appraisal, or the value of other collateral or consideration not contemplated in the appraisal. An appraisal over one year old in most cases will be considered stale dated and an updated or new appraisal will be required. Any adjustments from appraised value to net realizable value are detailed and justified in the impairment analysis, which is reviewed and approved by senior credit quality officers and the Company’s Allowance for Loan and Lease Losses (“ALLL”) Committee. Although an external appraisal is the primary source to value collateral dependent loans, we may also utilize values obtained through purchase and sale agreements, negotiated short sales, broker price opinions, or the sales price of the note. These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. Impairment analyses are updated, reviewed and approved on a quarterly basis at or near the end of each reporting period. Based on these processes, we do not believe there are significant time lapses for the recognition of additional loan loss provisions or charge-offs from the date they become known.

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

Upon acquisition of real estate collateral, typically through the foreclosure process, we promptly begin to market the property for sale. If we do not begin to receive offers or indications of interest we will analyze the price and review market conditions to assess whether a lower price reflects the market value of the property and would enable us to sell the property. In addition, we update appraisals on other real estate owned property six to nine months after the most recent appraisal. Increases in valuation adjustments recorded in a period are primarily based on i) updated appraisals received during the period, or ii) management’s authorization to reduce the selling price of the property during the period. Unless a current appraisal is available, an appraisal will be ordered prior to a loan moving to other real estate owned. Foreclosed properties held as other real estate owned are recorded at the lower of the recorded investment in the loan or market value of the property less expected selling costs. Non-covered other real estate owned at June 30, 2010 totaled $25.7 million and consisted of 41 properties.

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

The Company has written down impaired, non-covered non-accrual loans as of June 30, 2010 to their estimated net realizable value, based on disposition value, and are expected to be resolved with no additional material loss, absent further decline in market prices. The following table summarizes our non-covered non-performing assets and restructured loans as of June 30, 2010 and December 31, 2009:

Non-covered Non-Performing Assets

(in thousands)

	June 30, 2010	December 31, 2009
Non-covered loans on non-accrual status	$170,636	$193,118
Non-covered loans past due 90 days or more and accruing	9,213	5,909

Total non-covered non-performing loans	179,849	199,027
Non-covered other real estate owned	25,653	24,566

Total non-covered non-performing assets	$205,502	$223,593

Restructured loans (1)	$80,534	$134,439

Allowance for loan losses	$113,914	$107,657
Reserve for unfunded commitments	735	731

Allowance for credit losses	$114,649	$108,388

Asset quality ratios:
Non-covered non-performing assets to total assets	1.90%	2.38%
Non-covered non-performing loans to total non-covered loans	3.14%	3.32%
Allowance for loan losses to total non-covered loans	1.99%	1.79%
Allowance for credit losses to total non-covered loans	2.00%	1.81%
Allowance for credit losses to total non-covered non-performing loans	64%	54%

(1)	Represents accruing restructured non-covered loans performing according to their restructured terms.

The following tables summarize our non-covered non-performing assets by loan type and region as of June 30, 2010 and December 31, 2009:

Non-covered Non-Performing Assets by Type and Region

(in thousands)

	June 30, 2010
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total
Non-covered loans on non-accrual status
Residential development	$7,628	$109	$2,366	$1,497	$13,730	$7,108	$32,438
Commercial construction	12,976	-	-	2,197	10,793	-	25,966
Commercial real estate	25,233	3,906	4,245	-	13,867	13,948	61,199
Commercial	15,602	3,201	745	11,247	9,555	10,683	51,033
Other	-	-	-	-	-	-	-

Total non-covered loans on non-accrual status	61,439	7,216	7,356	14,941	47,945	31,739	170,636

Non-covered loans past due 90 days or more and accruing
Residential development	171	-	-	-	-	-	171
Commercial construction	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	544	1,052	1,596
Commercial	-	-	-	-	96	99	195
Other	5,752	-	-	2	1,497	-	7,251

Total non-covered loans past due 90 days or more and accruing	5,923	-	-	2	2,137	1,151	9,213

Total non-covered non-performing loans	67,362	7,216	7,356	14,943	50,082	32,890	179,849

Non-covered other real estate owned
Residential development	476	3,065	720	1,074	1,897	278	7,510
Commercial construction	-	586	-	426	4,841	3,465	9,318
Commercial real estate	2,318	-	348	-	3,639	-	6,305
Commercial	-	758	-	-	-	95	853
Other	1,667	-	-	-	-	-	1,667

Total non-covered other real estate owned	4,461	4,409	1,068	1,500	10,377	3,838	25,653

Total non-covered non-performing assets	$71,823	$11,625	$8,424	$16,443	$60,459	$36,728	$205,502

	December 31, 2009
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total
Non-covered loans on non-accrual status
Residential development	$4,090	$2,729	$4,950	$-	$23,391	$10,324	$45,484
Commercial construction	10,061	987	-	2,700	18,602	4,308	36,658
Commercial real estate	16,101	4,043	5,029	1,566	20,821	14,819	62,379
Commercial	31,329	3,591	481	9,963	328	2,905	48,597
Other	-	-	-	-	-	-	-

Total non-covered loans on non-accrual status	61,581	11,350	10,460	14,229	63,142	32,356	193,118

Non-covered loans past due 90 days or more and accruing
Residential development	-	-	-	-	-	-	-
Commercial construction	-	-	-	-	-	-	-
Commercial real estate	-	-	-	247	-	-	247
Commercial	-	-	-	1,000	266	-	1,266
Other	4,222	-	-	-	174	-	4,396

Total non-covered loans past due 90 days or more and accruing	4,222	-	-	1,247	440	-	5,909

Total non-covered non-performing loans	65,803	11,350	10,460	15,476	63,582	32,356	199,027

Non-covered other real estate owned
Residential development	2,772	4,643	1,064	4,885	1,987	144	15,495
Commercial construction	359	392	-	426	3,595	-	4,772
Commercial real estate	430	-	514	-	-	-	944
Commercial	303	982	-	-	-	151	1,436
Other	1,919	-	-	-	-	-	1,919

Total non-covered other real estate owned	5,783	6,017	1,578	5,311	5,582	295	24,566

Total non-covered non-performing assets	$71,586	$17,367	$12,038	$20,787	$69,164	$32,651	$223,593

As of June 30, 2010, the non-covered non-performing assets of $205.5 million have been written down by 43%, or $154.3 million, from their original balance of $359.8 million.

Our residential development loan portfolio, a subset of the construction and development category, has been adversely impacted by the housing market downturn. As a result, the Company has focused its efforts to reduce our exposure to this segment. The following table presents a geographic distribution of the non-covered residential development portfolio for the periods shown:

Non-covered Residential Development Loans

(dollars in thousands)

	December 31, 2009	March 31, 2010	June 30, 2010	Change Since December 31, 2009
Northwest Oregon	$88,762	$81,409	$75,373	-15%
Central Oregon	9,059	4,962	4,107	-55%
Southern Oregon	19,006	17,149	13,440	-29%
Washington	8,616	8,462	7,723	-10%
Greater Sacramento	74,993	67,676	54,710	-27%
Northern California	25,373	22,140	20,653	-19%

Total	$225,809	$201,798	$176,006	-22%

Percentage of total non-covered loan portfolio	4%	3%	3%

Quarterly change amount		$(24,011)	$(25,792)
Quarterly change percentage		-11%	-13%

Year-to-date change amount		$(24,011)	$(49,803)
Year-to-date change percentage		-11%	-22%

At June 30, 2010, $32.6 million, or 18%, of the total $179.8 million of non-covered non-performing loans were non-covered residential development loans. The following table presents a geographic distribution of the non-covered non-performing residential development loans for the periods shown:

Non-covered Residential Development Non-Performing Loans

(dollars in thousands)

	December 31, 2009	March 31, 2010	June 30, 2010	Change Since December 31, 2009
Northwest Oregon	$4,090	$1,389	$7,799	91%
Central Oregon	2,729	936	109	-96%
Southern Oregon	4,950	4,145	2,366	-52%
Washington	—	—	1,497	100%
Greater Sacramento	23,391	19,011	13,730	-41%
Northern California	10,324	7,829	7,108	-31%

Total	$45,484	$33,310	$32,609	-28%

Percentage of non-covered non-performing loans	23%	17%	18%

Quarterly change amount		$(12,174)	$(701)
Quarterly change percentage		-27%	-2%

Year-to-date change amount		$(12,174)	$(12,875)
Year-to-date change percentage		-27%	-28%

The following table presents the remaining non-covered performing residential development loans by size and geographic distribution as of June 30, 2010:

Non-covered Residential Development Performing Loans

(dollars in thousands)

	$250k and less	$250k to $1 million	$1 million to $3 million	$3 million to $5 million	$5 million to $10 million	$10 million and greater	Total
Northwest Oregon	$2,555	$8,755	$11,881	$13,613	$16,134	$14,636	$67,574
Central Oregon	506	1,044	2,448	—	—	—	3,998
Southern Oregon	1,424	4,857	4,793	—	—	—	11,074
Washington	352	356	5,518	—	—	—	6,226
Greater Sacramento	3,894	4,702	1,894	4,817	11,455	14,218	40,980
Northern California	1,483	2,179	9,883	—	—	—	13,545

Total	$10,214	$21,893	$36,417	$18,430	$27,589	$28,854	$143,397

Non-covered commercial real estate, commercial and commercial construction represent 35%, 28% and 14%, respectively, of the remaining non-covered non-performing loans as of June 30, 2010, compared to 31%, 25% and 18%, respectively, as of December 31, 2009. Non-covered commercial real estate non-performing loans were $62.8 million at June 30, 2010, compared to $62.6 million at December 31, 2009. Non-covered commercial non-performing loans were $51.2 million at June 30, 2010, compared to $49.9 million at December 31, 2009. Non-covered commercial construction non-performing loans were $26.0 million at June 30, 2010, compared to $36.7 million at December 31, 2009. Of these non-covered non-performing loan balances as of June 30, 2010, 48% are directly affected by the housing market downturn or the real estate bubble, or indirectly impacted from the contraction of real estate dependent businesses. The remaining non-covered non-performing loans in these segments primarily reflect the impact of the U.S. recession on certain businesses.

During 2009 and 2010, the Company performed extensive reviews of our permanent commercial real estate portfolio, including stress testing. These reviews were performed on both our non-owner and owner occupied credits. These reviews were completed to verify leasing status, to ensure the accuracy of risk ratings, and to develop pro-active action plans with borrowers on projects where debt service coverage has dropped below the Bank’s benchmark. The stress testing was performed to determine the effect of rising cap rates, interest rates and vacancy rates, on this portfolio. Based on our analysis, the Company believes our lending teams are effectively managing the risks in this portfolio. There can be no assurance that any further declines in economic conditions, such as potential increases in retail or office vacancy rates, will exceed the projected assumptions utilized in the stress testing and may result in additional non-covered non-performing loans in the future.

At June 30, 2010 and December 31, 2009, non-covered impaired loans of $80.5 million and $134.4 million were classified as non-covered performing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The non-covered performing restructured loans on accrual status represent the only impaired loans accruing interest at each respective date. In order for a restructured loan to be considered performing and on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Company has no obligations to lend additional funds on the restructured loans as of June 30, 2010.

The following tables summarize our performing non-covered restructured loans by loan type and region as of June 30, 2010 and December 31, 2009:

Non-covered Restructured Loans by Type and Region

(in thousands)

	June 30, 2010
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total
Residential development	$20,111	$—	$—	$5,518	$25,853	$—	$51,482
Commercial construction	—	—	—	—	—	—	—
Commercial real estate	3,985	—	5,786	—	9,691	3,826	23,288
Commercial	—	—	—	—	26	1,236	1,262
Other	4,467	—	—	—	35	—	4,502

Total	$28,563	$—	$5,786	$5,518	$35,605	$5,062	$80,534

	December 31, 2009
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total
Residential development	$26,994	$—	$306	$7,985	$33,103	$—	$68,388
Commercial construction	—	—	—	—	—	—	—
Commercial real estate	18,349	—	5,790	—	9,742	7,866	41,747
Commercial	715	—	—	—	279	18,628	19,622
Other	4,634	—	—	—	48	—	4,682

Total	$50,692	$—	$6,096	$7,985	$43,172	$26,494	$134,439

The following table presents a distribution of our performing non-covered restructured loans by year of maturity, according to the restructured terms, as of June 30, 2010:

(in thousands)

Year	Amount
2010	$52,183
2011	$13,503
2012	$1,302
2013	$1,859
2014	$1,658
Thereafter	$10,029

Total	$80,534

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

Covered Non-Performing Assets

Covered nonperforming assets totaled $87.1 million, representing 0.80% of total assets at June 30, 2010. These covered nonperforming assets are subject to shared-loss agreements with the FDIC. The following tables summarize our covered nonperforming assets at June 30, 2010:

(dollars in thousands)

June 30, 2010
Covered loans on non-accrual status	$58,814

Total non-performing loans	58,814
Covered other real estate owned	28,290

Total non-performing assets	$87,104

Asset quality ratios:
Covered non-performing loans to covered loans and leases	6.80%
Covered non-performing assets to total assets	0.80%

ALLOWANCE FOR LOAN AND LEASE LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS

The allowance for loan and lease losses (“ALLL”) totaled $113.9 million at June 30, 2010, an increase of $6.2 million from the $107.7 million at December 31, 2009. The increase in the ALLL from the prior year-end results is principally attributable to an increase in provision for loan and lease losses in excess of charge-offs. The following table shows the activity in the ALLL for the three and six months ended June 30, 2010 and 2009:

Allowance for Loan and Lease Losses

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Balance, beginning of period	$110,784	$95,086	$107,657	$95,865
Provision for loan and lease losses	29,767	29,331	71,873	88,423
Loans charged-off	(31,554)	(26,508)	(71,313)	(86,922)
Charge-off recoveries	4,917	461	5,697	1,004

Net charge-offs	(26,637)	(26,047)	(65,616)	(85,918)

Total allowance for loan and lease losses	113,914	98,370	113,914	98,370
Reserve for unfunded commitments	735	860	735	860

Allowance for credit losses	$114,649	$99,230	$114,649	$99,230

As a percentage of average non-covered loans and leases (annualized):
Net charge-offs	1.84%	1.71%	2.26%	2.83%
Provision for loan and lease losses	2.06%	1.93%	2.47%	2.92%

The increase in the allowance for loan and lease losses as of June 30, 2010 in relation to the same periods of the prior year is primarily a result of the significant slowdown in the housing industry, which has affected our non-covered residential development portfolio, and the U.S. recession and declining real estate values in our markets, and its impact on our non-covered commercial real estate and non-covered commercial construction portfolio, resulting in downgrades within the portfolio. Downgrades within the portfolio have increased our classified credit balances resulting in a higher risk rating-based component of the allowance for loan and lease losses.

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

At June 30, 2010, the recorded investment in non-covered loans classified as impaired totaled $251.2 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $7.3 million. The valuation allowance on impaired loans represents the impairment reserves on performing non-covered restructured loans. At December 31, 2009, the total recorded investment in non-covered impaired loans was $328.0 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $2.7 million.

The following table presents the distribution of loan charge-offs by loan type for the three and six months ended June 30, 2010 and 2009, respectively:

Charge-offs by Loan Type

(dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Residential development	$8,785	$11,727	$13,197	$47,913
Commercial construction	2,468	2,348	3,612	9,190
Commercial real estate	7,273	8,478	17,646	12,656
Commercial	11,041	2,673	33,946	14,183
Other	1,987	1,282	2,912	2,980

Total loans charged-off	$31,554	$26,508	$71,313	$86,922

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

The following table presents a summary of activity in the reserve for unfunded commitments (“RUC”):

Summary of Reserve for Unfunded Commitments Activity

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Balance, beginning of period	$765	$935	$731	$983
Net increase (decrease) to other expense	(30)	(75)	4	(123)

Balance, end of period	$735	$860	$735	$860

We believe that the ALLL and RUC at June 30, 2010 are sufficient to absorb losses inherent in the loan portfolio and credit commitments outstanding as of that date, respectively, based on the best information available. This assessment, based in part on historical levels of net charge-offs, loan growth, and a detailed review of the quality of the loan portfolio, involves uncertainty and judgment. Therefore, the adequacy of the ALLL and RUC cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

MORTGAGE SERVICING RIGHTS

The following table presents the key elements of our mortgage servicing rights asset for the three and six months ended June 30, 2010 and 2009, respectively:

Summary of Mortgage Servicing Rights

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Balance, beginning of period	$13,628	$8,732	$12,625	$8,205
Additions for new mortgage servicing rights capitalized	938	2,267	2,008	4,235
Acquired mortgage servicing rights	—	—	62	—
Changes in fair value:
Due to changes in model inputs or assumptions(1)	284	493	129	(575)
Other(2)	(1,955)	(861)	(1,929)	(1,234)

Balance, end of period	$12,895	$10,631	$12,895	$10,631

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our serviced loan portfolio as of June 30, 2010 and December 31, 2009 was as follows:

(dollars in thousands)

	June 30,	December 31,
	2010	2009
Balance of loans serviced for others	$1,400,120	$1,277,832
MSR as a percentage of serviced loans	0.92%	0.99%

As of June 30, 2010, we serviced residential mortgage loans for others with an aggregate outstanding principal balance of $1.4 billion for which servicing assets have been recorded. Mortgage servicing rights are adjusted to fair value quarterly with the change recorded in mortgage banking revenue.

GOODWILL AND OTHER INTANGIBLE ASSETS

At June 30, 2010, we had goodwill and other intangibles of $686.4 million, as compared to $639.6 million at December 31, 2009. The goodwill recorded in connection with acquisitions represents the excess of the purchase price over the estimated fair value of the net assets acquired. Goodwill and other intangible assets with indefinite lives are not amortized but instead are periodically tested for impairment. Management evaluates intangible assets with indefinite lives on an annual basis as of December 31. Additionally, we perform impairment evaluations on an interim basis when events or circumstances indicate impairment potentially exists. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others, a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; adverse action or assessment by a regulator; and unanticipated competition.

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

The Company evaluated goodwill for impairment as of June 30, 2010. The first step of the goodwill impairment test indicated that the reporting unit’s fair value was greater than its carrying value. Therefore, no impairment was recognized in the second quarter of 2010.

At June 30, 2010, we had other intangible assets of $28.8 million, as compared to $29.6 million at December 31, 2009. As part of a FDIC-assisted transactions during the six months ended June 30, 2010, $7.0 million of the purchase price was allocated to the value of other intangible assets such as the core deposits, which includes all deposits except certificates of deposit, and an insurance related customer relationship, which was sold in the second quarter of 2010 for the same value recorded in the purchase price allocation. The values of the core deposit intangible assets were determined by an analysis of the cost differential between the core deposits and alternative funding sources. The value of the insurance related customer relationship was determined based on market indicators. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and are also reviewed for impairment. We amortize other intangible assets on an accelerated or straight-line basis over an estimated ten to fifteen year life. No impairment losses separate from the scheduled amortization have been recognized in the periods presented.

DEPOSITS

Total deposits were $8.6 billion at June 30, 2010, an increase of $1.1 billion, or 15.0%, as compared to year-end 2009. Excluding the deposits acquired through the FDIC-assisted purchase and assumption of Evergreen, Rainier, and Nevada Security, the annualized organic deposit growth rate was 2.3%. Management attributes the organic growth to ongoing business development and marketing efforts in our service markets. Information on average deposit balances and average rates paid is included under the Net Interest Income section of this report. Of the acquired deposits in the Evergreen, Rainier, and Nevada Security acquisitions, as of June 30, 2010, $52.9 million, represent brokered time deposits which will not be renewed as they mature.

The following table presents the deposit balances by major category as of June 30, 2010 and December 31, 2009:

Deposits

(dollars in thousands)

	June 30, 2010		December 31, 2009
	Amount	Percentage	Amount	Percentage
Non-interest bearing	$1,509,222	18%	$1,398,332	19%
Interest bearing demand	958,584	11%	872,184	12%
Savings and money market	3,185,944	37%	2,813,805	37%
Time, $100,000 or greater	1,991,900	23%	1,603,410	22%
Time, less than $100,000	913,094	11%	752,703	10%

Total	$8,558,744	100%	$7,440,434	100%

The Company has an agreement with Promontory Interfinancial Network LLC (“Promontory”) that makes it possible to provide FDIC deposit insurance to balances in excess of current deposit insurance limits. Promontory’s Certificate of Deposit Account Registry Service (“CDARS”) uses a deposit-matching program to exchange Bank deposits in excess of the current deposit insurance limits for excess balances at other participating banks, on a dollar-for-dollar basis, that would be fully insured at the Bank. This product is designed to enhance our ability to attract and retain customers and increase deposits, by providing additional FDIC coverage to customers. CDARS deposits can be reciprocal or one-way. All of the Bank’s CDARS deposits are reciprocal. At June 30, 2010 and December 31, 2009, the Company’s CDARS balances totaled $306.7 million and $290.3 million, respectively. Of these totals, at June 30, 2010 and December 31, 2009, $281.6 million and $245.6 million, respectively, represented time deposits equal to or greater than $100,000 but were fully insured under current deposit insurance limits.

On November 21, 2008, the FDIC approved the final ruling establishing the Transaction Account Guarantee Program (“TAGP”) as part of the Temporary Liquidity Guarantee Program (“TLGP”). Under this program, all non-interest bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. This unlimited coverage also extends to NOW (interest bearing deposit accounts) earning an interest rate no greater than 0.50% and all IOLTAs (lawyers’ trust accounts). Coverage under the TAGP, funded through insurance premiums paid by participating financial institutions, is in addition to and separate from the additional coverage announced under EESA. On August 26, 2009, the FDIC extended the TAGP portion of the TLGP through June 30, 2010. On June 22, 2010, the FDIC extended the TAGP portion of the TLGP for an additional six months, from July 1, 2010 to December 31, 2010. The rule requires that interest rates on qualifying NOW accounts offered by banks participating in the program be reduced to 0.25% from 0.50%. The rule provides for an additional extension of the program, without further rulemaking, for a period of time not to exceed December 31, 2011. Umpqua has elected to participate in the TAGP program through the extended period.

Also on July 21, 2010, the Dodd-Frank Act was signed which permanently raises the current standard maximum federal deposit insurance amount from $100,000 to $250,000.

BORROWINGS

At June 30, 2010, the Bank had outstanding $44.7 million of securities sold under agreements to repurchase and no outstanding federal funds purchased balances. The Bank had outstanding term debt of $291.5 million at June 30, 2010. Term debt outstanding as of June 30, 2010 increased $215.2 million since December 31, 2009 as a result of term debt assumed in the Evergreen and Rainier acquisitions, partially offset by repayment of FHLB borrowings. Advances from the FHLB amounted to $274.6 million of the total term debt and are secured by investment securities and residential mortgage loans.

The following table summarizes the maturity dates of FHLB advances outstanding (excluding purchase accounting adjustments) and weighted average contractual interest rate (excluding the accretion of purchase accounting adjustments) as of June 30, 2010:

(dollars in thousands)

	Amount	Wtd Avg. Rate
2010	$24,568	3.24%
2011	5,000	2.19%
2012	—	—
2013	—	—
2014	—	—
Thereafter	245,016	0.22%

Total	$274,584	4.40%

JUNIOR SUBORDINATED DEBENTURES

We had junior subordinated debentures with carrying values of $182.6 million and $188.9 million at June 30, 2010 and December 31, 2009, respectively.

At June 30, 2010, approximately $219.6 million, or 95% of the total issued amount, had interest rates that are adjustable on a quarterly basis based on a spread over three month LIBOR. Interest expense for junior subordinated debentures has decreased for the three and six months ended June 30, 2010, compared to the same periods in 2009, primarily resulting from decreases in short-term market interest rates and LIBOR. Although increases in short-term market interest rates will increase the interest expense for junior subordinated debentures, we believe that other attributes of our balance sheet will serve to mitigate the impact to net interest income on a consolidated basis.

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

Prior to the second quarter of 2009, we estimated the fair value of junior subordinated debentures using an internal discounted cash flow model. The future cash flows of these instruments were extended to the next available redemption date or maturity date as appropriate based upon the spreads of recent issuances or quotes from brokers for comparable bank holding companies, as available, compared to the contractual spread of each junior subordinated debenture measured at fair value. The significant inputs utilized in the estimation of fair value of these instruments is the credit risk adjusted spread and three month LIBOR. The credit risk adjusted spread represents the nonperformance risk of the liability, contemplating the inherent risk of the obligation. Generally, an increase in the credit risk adjusted spread and/or a decrease in the three month LIBOR will result in positive fair value adjustments. Conversely, a decrease in the credit risk adjusted spread and/or an increase in the three month LIBOR will result in negative fair value adjustments. For additional assurance, we obtained valuations from a third-party pricing service to validate the results of our model.

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

Due to inactivity in the junior subordinated debenture market and the inability to obtain observable quotes of our, or similar, junior subordinated debenture liabilities or the related trust preferred securities when traded as assets, we utilize an income approach valuation technique to determine the fair value of these liabilities using our estimation of market discount rate assumptions. The significant inputs utilized in the estimation of fair value of these instruments is the credit risk adjusted spread and three month LIBOR. The credit risk adjusted spread represents the nonperformance risk of the liability, contemplating the inherent risk of the obligation. Generally, an increase in the credit risk adjusted spread and/or a decrease in the three month LIBOR will result in positive fair value adjustments. Conversely, a decrease in the credit risk adjusted spread and/or an increase in the three month LIBOR will result in negative fair value adjustments. Prior to the second quarter of 2009, we estimated the fair value of junior subordinated debentures using an internal discounted cash flow model. The future cash flows of these instruments were extended to the next available redemption date or maturity date as appropriate based upon the estimated credit risk adjusted spreads of recent issuances or quotes from brokers for comparable bank holding companies, as available, compared to the contractual spread of each junior subordinated debenture measured at fair value. For additional assurance, we obtain a valuation from a third-party pricing service to validate the results of our model.

In the second quarter of 2009, due to continued inactivity in the junior subordinated debenture and related markets and clarified guidance relating to the determination of fair value when the volume and level of activity for an asset or liability have significantly decreased or where transactions are not orderly, management has evaluated and determined to rely on a third-party pricing service to estimate the fair value of these liabilities. The pricing service utilizes an income approach valuation technique, specifically an option-adjusted spread (“OAS”) valuation model. This OAS model values the cash flows over multiple interest rate scenarios and discounts these cash flows using a credit risk adjustment spread over the three month LIBOR swap curve. The OAS model utilized is more sophisticated and computationally intensive than the model previously used; however, the models react similarly to changes in the underlying inputs, and the results are considered comparable. With the assistance of a third-party pricing service, we determined that a credit risk adjusted spread of 725 basis points (an effective yield of approximately 11.6%) is representative of the nonperformance risk premium a market participant would require under current market conditions as of March 31, 2010. Generally, an increase in the credit risk adjusted spread and/or a decrease in the swap curve will result in positive fair value adjustments. Conversely, a decrease in the credit risk adjusted spread and/or an increase in the swap curve will result in negative fair value adjustments.

In July 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law which, among other things, limits the ability for certain bank holding companies to treat trust preferred security debt issuances as Tier 1 capital. It is anticipated that this law may require many banks to raise new Tier 1 capital and would effectively close the trust-preferred securities markets from offering new issuances in the future. As a result of this pending legislation, our third-party pricing service noted that they are no longer to able to provide reliable fair value estimates related to these liabilities given the absence of observable or comparable transactions in the market place in recent history or as anticipated into the future. As a result, for the second quarter of 2010 Management evaluated current market conditions and the Company’s creditworthiness and determined that the 11.6% effective yield utilized to discount the junior subordinated debentures, and the related prices, to determine fair value as of March 31, 2010 continued to represent appropriate amounts to estimate the fair value of these liabilities as of June 30, 2010. Therefore, the Company recognized no change in fair value of the junior subordinated debentures measured at fair value through the income statement in the second quarter of 2010.

In the third quarter the Company will utilize an internal discounted cash flow model to amortize the cumulative fair value discount of $54.4 million as of June 30, 2010, over each junior subordinated debenture’s expected term, to eventually return the carrying value of these instruments to their notional values at their expected redemption dates. This will result in recognizing losses on junior subordinated debentures carried at fair value on quarterly basis, using an effective yield method, within non-interest income. The Company will continue to monitor activity in the trust preferred markets as well as the Company’s own creditworthiness to validate the 11.6% effective yield utilized. Observable activity in the junior subordinated debenture and related markets or changes in Management’s assessment of the Company’s creditworthiness in future periods may change the effective rate used to discount these liabilities, and could result in additional fair value adjustments (gains or losses on junior subordinated debentures measured at fair value) above the periodic amortization of cumulative fair value discount under the effective yield method.

For the three and six months ended June 30, 2010, we recorded no gain and a $6.1 million gain as compared to gains of $8.6 million and $9.2 million, respectively, for the three and six months ended June 30, 2009, resulting from the change in fair value of the junior subordinated debentures recorded at fair value.

Additional information regarding junior subordinated debentures measured at fair value is included in Note 15 of the Notes to Condensed Consolidated Financial Statements.

All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of June 30, 2010, under guidance issued by the Board of Governors of the Federal Reserve System. Additional information regarding the terms of the junior subordinated debentures, including maturity/redemption dates, interest rates and the fair value election, is included in Note 8 of the Notes to Condensed Consolidated Financial Statements.

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

The Bank had available lines of credit with the FHLB totaling $2.3 billion at June 30, 2010 subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $393.5 million subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $125.0 million at June 30, 2010. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. There were no dividends paid by the Bank to the Company in the three and six months ended June 30, 2010. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to fund its quarterly cash dividend distributions to common shareholders and meet its ongoing cash obligations, which consist principally of debt service on the $230.1 million (issued amount) of outstanding junior subordinated debentures. As of June 30, 2010, the Company did not have any borrowing arrangements of its own.

As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $125.0 million during the six months ended June 30, 2010. The difference between cash provided by operating activities and net income largely consisted of non-cash items including a $71.9 million provision for loan and lease losses. Net cash of $351.8 million provided by investing activities consisted principally of net non-covered loan paydowns and maturities of $185.1 million, net non-covered loan paydowns of $49.4 million, proceeds from investment securities available for sale of $133.6 million, cash acquired in FDIC-assisted acquisitions of $179.0 million, and proceeds from the sale of non-covered other real estate owned of $13.9 million, proceeds from the sale of covered other real estate owned of $2.8 million, partially offset by $197.7 million of purchases of investment securities available for sale and $33.7 million of purchases of premises and equipment. The $111.6 million of cash used in financing activities primarily consisted of $89.8 million in net proceeds from the issuance of common stock and $198.3 million in net proceeds from the issuance of preferred stock, partially offset by $29.7 million decrease in net deposits, $138.7 million repayment of term debt, $214.2 million of redemption of preferred stock, $4.5 million of redemption of warrants, $9.1 million of dividends paid on common stock and $3.7 million of dividends paid on preferred stock.

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

OFF-BALANCE-SHEET ARRANGEMENTS

Information regarding Off-Balance-Sheet Arrangements is included in Note 9 of the Notes to Condensed Consolidated Financial Statements.

CONCENTRATIONS OF CREDIT RISK

Information regarding Concentrations of Credit Risk is included in Note 9 of the Notes to Condensed Consolidated Financial Statements.

CAPITAL RESOURCES

Shareholders’ equity at June 30, 2010 was $1.7 billion, an increase of $87.5 million from December 31, 2009. The increase in shareholders’ equity during the six months ended June 30, 2010 was principally due to the $288.1 million in net proceeds from the public stock offering, the net change in unrealized gains on investment securities available for sale of $16.9 million (net of tax), net income of $13.2 million for the six month period, offset by the redemption of preferred stock under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”) of $214.2 million, repurchase of warrants issued to the United States Department of Treasury (“U.S. Treasury”) for $4.5 million, common stock dividends of $10.5 million, and preferred stock dividends of $3.7 million.

The following table shows Umpqua Holdings’ consolidated and Umpqua Bank’s capital adequacy ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a “well-capitalized” institution at June 30, 2010 and December 31, 2009:

(dollars in thousands)

	Actual		For Capital Adequacy purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2010
Total Capital (to Risk Weighted Assets)
Consolidated	$1,240,064	17.75%	$560,764	8.00%	$700,955	10.00%
Umpqua Bank	$1,056,798	15.14%	$73,436	8.00%	$91,796	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$1,152,384	16.49%	$280,380	4.00%	$420,570	6.00%
Umpqua Bank	$969,206	13.88%	$200,636	4.00%	$300,954	6.00%
Tier I Capital (to Average Assets)
Consolidated	$1,152,384	11.77%	$391,144	4.00%	$488,930	5.00%
Umpqua Bank	$969,206	9.90%	$281,295	4.00%	$351,619	5.00%

As of December 31, 2009:
Total Capital (to Risk Weighted Assets)
Consolidated	$1,197,831	17.16%	$558,429	8.00%	$698,037	10.00%
Umpqua Bank	$938,653	13.46%	$557,892	8.00%	$697,365	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$1,110,311	15.91%	$279,148	4.00%	$418,722	6.00%
Umpqua Bank	$851,227	12.21%	$278,862	4.00%	$418,293	6.00%
Tier I Capital (to Average Assets)
Consolidated	$1,110,311	12.79%	$347,243	4.00%	$434,054	5.00%
Umpqua Bank	$851,227	9.81%	$347,085	4.00%	$433,857	5.00%

On February 3, 2010, the Company raised $303.6 million through a public offering by issuing 8,625,000 shares of the Company’s common stock, including 1,125,000 shares pursuant to the underwriters’ over-allotment option, at a share price of $11.00 per share and 18,975,000 depository shares, including 2,475,000 depository shares pursuant to the underwriter’s over-allotment option, also at a price of $11.00 per share. The net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses were $288.1 million and qualify as tangible common equity and Tier 1 capital. Proceeds were used to redeem the preferred stock issued to the U.S. Treasury under the TARP CPP, to fund FDIC-assisted acquisition opportunities and for general corporate purposes.

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

On April 21, 2009, the Company announced that the Board of Directors approved an extension to the expiration date of the common stock repurchase plan from June 30, 2009 to June 30, 2011. As of June 30, 2010, a total of 1.5 million shares remained available for repurchase. No shares were repurchased under the repurchase plan during the second quarter of 2010. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan. However, there are no longer limitations resulting from the Company’s participation in the TARP CPP. In addition, our stock plans provide that option and restricted stock award holders may pay for the exercise price and tax withholdings in part or whole by tendering previously held shares.

The Company’s dividend policy considers, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth to determine the amount of dividends declared, if any, on a quarterly basis. There is no assurance that future cash dividends on common shares will be declared or increased. The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three and six months ended June 30, 2010 and 2009:

Cash Dividends and Payout Ratios per Common Share

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Dividend declared per common share	$0.05	$0.05	$0.10	$0.10
Dividend payout ratio	167%	-3%	1000%	-5%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of June 30, 2010 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.	Controls and Procedures

Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic SEC filings. The disclosure controls and procedures were last evaluated by management as of June 30, 2010.

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

Umpqua Bank’s assumption of the banking operations of EvergreenBank, Rainier Pacific Bank, and Nevada Security Bank from the FDIC under Whole Bank Purchase and Assumption Agreements with Loss-Share.

Our decisions regarding the fair value of assets acquired, including the FDIC loss-sharing assets, could be inaccurate which could materially and adversely affect our business, financial condition, results of operations, and future prospects. Management makes various assumptions and judgments about the collectability of the acquired loans, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. In FDIC-assisted acquisitions that include loss-sharing agreements, we may record a loss-sharing asset that we consider adequate to absorb future losses which may occur in the acquired loan portfolio. In determining the size of the loss-sharing asset, we analyze the loan portfolio based on historical loss experience, volume and classification of loans, volume and trends in delinquencies and nonaccruals, local economic conditions, and other pertinent information.

If our assumptions are incorrect, the balance of the FDIC indemnification asset may at any time be insufficient to cover future loan losses, and credit loss provisions may be needed to respond to different economic conditions or adverse developments in the acquired loan portfolio. Any increase in future loan losses could have a negative effect on our operating results.

Our ability to obtain reimbursement under the loss-sharing agreements on covered assets depends on our compliance with the terms of the loss-sharing agreements. Management must certify to the FDIC on a quarterly basis our compliance with the terms of the FDIC loss-sharing agreements as a prerequisite to obtaining reimbursement from the FDIC for realized losses on covered assets. The required terms of the agreements are extensive and failure to comply with any of the guidelines could result in a specific asset or group of assets permanently losing their loss-sharing coverage. Additionally, management may decide to forgo loss-share coverage on certain assets to allow greater flexibility over the management of certain assets. As of June 30, 2010, $893.5 million, or 8.3%, of the Company’s assets were covered by the aforementioned FDIC loss-sharing agreements.

Under the terms of the FDIC loss-sharing agreements, the assignment or transfer of a loss-sharing agreement to another entity generally requires the written consent of the FDIC. In addition, the Bank may not assign or otherwise transfer a loss-sharing agreement during its term without the prior written consent of the FDIC. No assurances can be given that we will manage the covered assets in such a way as to always maintain loss-share coverage on all such assets.

The Dodd-Frank Wall Street Reform and Consumer Protection Act.

On July 21, 2010, President Obama signed the Dodd-Frank Act, which is a sweeping overhaul of financial industry regulation. In general, the Act:

•

Creates a systemic-risk council of top regulators, the Financial Stability Oversight Council (FSOC), whose purpose is to identify risks and respond to emerging threats to the financial stability of the U.S. arising from large, interconnected bank holding companies or nonbank financial companies.

•

Gives the FDIC authority to unwind large failing financial firms. Treasury would supply funds to cover the up-front costs of winding down the failed firm, but the government would have to put a “repayment plan” in place. Regulators would recoup any losses incurred from the wind-down afterwards by assessing fees on financial firms with more than $50 billion in assets.

•

Directs the FDIC to base deposit-insurance assessments on assets minus tangible capital instead of on domestic deposits and requires the FDIC to increase premium rates to raise the Deposit Insurance Fund’s (DIF) minimum reserve ratio from 1.15 percent to 1.35 percent by Sept. 30, 2020. Banks, like Umpqua, with consolidated assets greater than $10 billion would pay the increased premiums.

•

Extends the FDIC’s Transaction Account Guarantee (TAG) program to 12/31/12. The extension applies only to non-interest-bearing accounts, not low-interest NOW and IOLTA accounts, as the current TAG program does. There is no “opt-out” from the extension.

•

Permanently increases FDIC deposit-insurance coverage to $250,000, retroactive to Jan. 1, 2008. The Act eliminates the 1.5 percent cap on the DIF reserve ratio and automatic dividends when the ratio exceeds 1.35 percent. Under the agreement, the FDIC would have discretion on whether to provide dividends to DIF members.

•	Authorizes banks to pay interest on business checking accounts, which is likely to significantly increase interest expense.

•

Creates a new Consumer Financial Protection Bureau (CFPB), housed under the Federal Reserve and led by a director appointed by the President and confirmed by the Senate. All existing consumer laws and regulations will be transferred to this agency and each existing regulatory agency will contribute their respective consumer regulatory and exam staffs to the CFPB.

•

Grants to CFPB the authority to write consumer protection rules for banks and nonbank financial firms offering consumer financial services or products and to ensure that consumers are protected from “unfair, deceptive, or abusive” acts or practices. The CFPB also would have authority to examine and enforce regulations for banks, like Umpqua, with greater than $10 billion in assets.

•

Authorizes the CFPB to require banks to compile and provide reports relating to its consumer lending, marketing and other consumer business activities and to make that information available to the public if it is “in the public interest”.

•

Directs the Federal Reserve to set interchange fees for debit card transactions charged by banks with more than $10 billion in assets. It must establish what it determines are reasonable fees by factoring in their transaction costs compared to those for checks.

•

Requires loan originators to retain 5 percent of any loan sold and securitized, unless it is a “qualified residential mortgage”, which includes standard 30 and 15 year fixed rate loans. It also specifically exempts from risk retention FHA, VA, Farmer Mac and Rural Housing Service loans.

•

Excludes the proceeds of trust preferred securities from Tier 1 capital except for trust preferred securities issued before May 19, 2010 by bank holding companies, like the Company, with less than $15 billion in assets at December 31, 2010.

•	Adopts various mortgage lending and predatory lending provisions.

•

Requires federal regulators jointly to prescribe regulations mandating that financial institutions with more than $1 billion in assets to disclose to their regulators their incentive compensation plans to permit the regulators to determine whether the plans provide executive officers, employees, directors or principal shareholders with excessive compensation, fees or benefits; or could lead to material financial loss to the institution.

•

Imposes a number of requirements related to executive compensation that apply to all public companies, such as prohibition of broker discretionary voting in connection with a shareholder vote on executive compensation; mandatory shareholder “say on pay” (every one to three years) and “say on golden parachutes”; and clawback of incentive compensation from current or former executive officers following any accounting restatement.

•

Establishes a modified version of the “Volcker Rule” and generally prohibits banks from engaging in proprietary trading or holding or obtaining an interest in a hedge fund or private equity fund, to the extent that it would exceed 3 percent of its Tier 1 capital. A bank’s interest in any single hedge fund or private equity fund may not exceed 3 percent of the assets of that fund.

Although the effects of the Dodd-Frank Act on the Company’s financial condition or operating results cannot reasonably be estimated at this time, we expect that it will, over time, reduce revenue and increase expenses and it could have a material adverse effect on operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2010:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
4/1/10 - 4/30/10	99	$ 14.22	-	1,542,945
5/1/10 - 5/31/10	570	$ 13.19	-	1,542,945
6/1/10 - 6/30/10	-	$ -	-	1,542,945

Total for quarter	669	$ 13.34	-

(1)	Common shares repurchased by the Company during the quarter consist of cancellation of 669 restricted stock awards to pay withholding taxes. During the three months ended June 30, 2010, no shares were tendered in connection with option exercises and no shares were repurchased pursuant to the Company’s publicly announced corporate stock repurchase plan described in (3) below.

(2)	The repurchase plan, which was approved by the Board and announced in August 2003, originally authorized the repurchase of up to 1.0 million shares. The authorization was amended to increase the repurchase limit initially to 1.5 million shares and subsequently to 2.5 million shares. On April 19, 2007, the Company announced an expansion of the repurchase plan by increasing the repurchase limit to 6.0 million shares and extending the plan’s expiration date to June 30, 2009. On April 21, 2009, the Company announced a further extension of the plan’s expiration date to June 30, 2011.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	(Removed and Reserved)

Item 5.	Other Information

(a)	Not Applicable

(b)	Not Applicable

Item 6.	Exhibits

The exhibits filed as part of this Report and exhibits incorporated herein by reference to other documents are listed in the Exhibit Index to this Report, which follows the signature page.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UMPQUA HOLDINGS CORPORATION
(Registrant)

Dated August 5, 2010	/s/ Raymond P. Davis
Raymond P. Davis
President and Chief Executive Officer

Dated August 5, 2010	/s/ Ronald L. Farnsworth
Ronald L. Farnsworth
Executive Vice President/ Chief Financial Officer and
Principal Financial Officer

Dated August 5, 2010	/s/ Neal T. McLaughlin
Neal T. McLaughlin
Executive Vice President/Treasurer and
Principal Accounting Officer

EXHIBIT INDEX

Exhibit

2.1	(a)	Whole Bank Purchase and Assumption Agreement with Loss-Share dated June 18, 2010 entered into between Umpqua Bank, as Assuming Bank, the Federal Deposit Insurance Corporation (FDIC) in its corporate capacity and the FDIC, as Receiver for Nevada Security Bank, Reno, Nevada.

3.1	(b)	Restated Articles of Incorporation.

3.2	(c)	Bylaws, as amended.

4.1	(d)	Specimen Stock Certificate.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to Exhibit 2.1 to Form 8-K/A filed June 22, 2010.
(b)	Incorporated by reference to Exhibit 3.1 to Form 810-Q filed May 7, 2010.
(c)	Incorporated by reference to Exhibit 3.2 to Form 8-K filed April 22, 2008.
(d)	Incorporated by reference to Exhibit 4.1 to form S-8 filed April 28, 1999.