Form 10-Q
period 2010-09-30
UMPQUA HOLDINGS CORP
filed 2010-11-04
CIK 1077771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended:    September 30, 2010

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

Common stock, no par value: 114,532,543 shares outstanding as of October 31, 2010

UMPQUA HOLDINGS CORPORATION

FORM 10-Q

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except shares)

	September 30, 2010	December 31, 2009
ASSETS
Cash and due from banks	$124,633	$113,353
Interest bearing deposits	933,911	491,462
Temporary investments	5,496	598

Total cash and cash equivalents	1,064,040	605,413
Investment securities
Trading, at fair value	2,155	2,273
Available for sale, at fair value	2,599,263	1,795,616
Held to maturity, at amortized cost	5,108	6,061
Loans held for sale	57,407	33,715
Non-covered loans and leases	5,698,267	5,999,267
Allowance for loan and lease losses	(108,098)	(107,657)

Net non-covered loans and leases	5,590,169	5,891,610
Covered loans and leases	840,469	-
Restricted equity securities	34,665	15,211
Premises and equipment, net	133,728	103,266
Goodwill and other intangible assets, net	680,893	639,634
Mortgage servicing rights, at fair value	13,454	12,625
Non-covered other real estate owned	32,024	24,566
Covered other real estate owned	30,348	-
FDIC indemnification asset	217,696	-
Other assets	231,552	251,382

Total assets	$11,532,971	$9,381,372

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$1,578,717	$1,398,332
Interest bearing	7,722,623	6,042,102

Total deposits	9,301,340	7,440,434
Securities sold under agreements to repurchase	55,333	45,180
Term debt	268,256	76,274
Junior subordinated debentures, at fair value	80,146	85,666
Junior subordinated debentures, at amortized cost	102,946	103,188
Other liabilities	73,236	64,113

Total liabilities	9,881,257	7,814,855

COMMITMENTS AND CONTINGENCIES (NOTE 9)

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 2,000,000 shares authorized; Series A (liquidation preference $1,000 per share) issued and outstanding: none in 2010 and 214,181 in 2009	-	204,335
Common stock, no par value, 200,000,000 shares authorized; issued and outstanding: 114,531,514 in 2010 and 86,785,588 in 2009	1,540,029	1,253,288
Retained earnings	75,502	83,939
Accumulated other comprehensive income	36,183	24,955

Total shareholders’ equity	1,651,714	1,566,517

Total liabilities and shareholders’ equity	$11,532,971	$9,381,372

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
INTEREST INCOME
Interest and fees on loans	$112,652	$89,474	$300,600	$266,587
Interest and dividends on investment securities
Taxable	17,421	15,365	49,065	43,625
Exempt from federal income tax	2,221	2,020	6,655	5,755
Dividends	6	22	9	22
Interest on temporary investments and interest bearing deposits	646	207	1,590	258

Total interest income	132,946	107,088	357,919	316,247

INTEREST EXPENSE
Interest on deposits	19,913	22,132	57,165	68,552
Interest on securities sold under agreement to repurchase and federal funds purchased	136	163	382	527
Interest on term debt	2,533	917	6,832	3,935
Interest on junior subordinated debentures	2,047	2,114	5,871	7,069

Total interest expense	24,629	25,326	70,250	80,083

Net interest income	108,317	81,762	287,669	236,164
PROVISION FOR NON-COVERED LOAN AND LEASE LOSSES	24,228	52,108	96,101	140,531
PROVISION FOR COVERED LOAN AND LEASE LOSSES	667	-	667	-

Net interest income after provision for loan and lease losses	83,422	29,654	190,901	95,633

NON-INTEREST INCOME
Service charges on deposit accounts	8,756	8,542	26,706	24,565
Brokerage commissions and fees	2,609	1,993	8,387	5,117
Mortgage banking revenue, net	7,138	4,288	13,825	14,617
Gain (loss) on investment securities, net
Gain on sale of investment securities, net	2,331	162	2,331	8,682
Total other-than-temporary impairment losses	(37)	-	(42)	(12,492)
Portion of other-than-temporary impairment losses (transferred from) recognized in other comprehensive income	(7)	(4)	(290)	2,733

Total gain (loss) on investment securities, net	2,287	158	1,999	(1,077)
(Loss) gain on junior subordinated debentures carried at fair value	(554)	982	5,534	10,173
Bargain purchase gain on acquisition	-	-	8,456	-
Change in FDIC indemnification asset	(11,948)	-	(11,075)	-
Other income	3,845	1,962	8,930	7,097

Total non-interest income	12,133	17,925	62,762	60,492

NON-INTEREST EXPENSE
Salaries and employee benefits	42,964	31,583	118,808	94,697
Net occupancy and equipment	11,448	9,937	33,596	29,266
Communications	2,480	1,806	7,300	5,398
Marketing	2,468	1,157	5,191	3,596
Services	5,507	5,210	16,253	15,942
Supplies	1,177	920	2,906	2,559
FDIC assessments	3,910	3,321	10,909	12,645
Net (gain) loss on other real estate owned	(317)	8,641	1,042	14,110
Intangible amortization	1,356	1,319	4,032	4,043
Goodwill impairment	-	-	-	111,952
Merger related expenses	1,643	-	5,718	273
Other expenses	12,534	4,455	24,119	12,422

Total non-interest expense	85,170	68,349	229,874	306,903
Income (loss) before provision for (benefit from) income taxes	10,385	(20,770)	23,789	(150,778)
Provision for (benefit from) income taxes	2,194	(13,626)	2,410	(24,094)

Net income (loss)	$8,191	$(7,144)	$21,379	$(126,684)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(UNAUDITED)

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income (loss)	$8,191	$(7,144)	21,379	(126,684)
Preferred stock dividends	-	3,225	12,192	9,632
Dividends and undistributed earnings allocated to participating securities	18	7	49	22

Net earnings (loss) available to common shareholders	$8,173	$(10,376)	$9,138	$(136,338)

Earnings (loss) per common share:
Basic	$0.07	$(0.14)	$0.09	$(2.10)
Diluted	$0.07	$(0.14)	$0.09	$(2.10)

Weighted average number of common shares outstanding:
Basic	114,528	74,085	105,695	64,878
Diluted	114,760	74,085	105,924	64,878

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except shares)

	Preferred Stock	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total
		Shares	Amount
BALANCE AT JANUARY 1, 2009	$202,178	60,146,400	$1,005,820	$264,938	$14,072	$1,487,008
Net loss				(153,366)		(153,366)
Other comprehensive income, net of tax					10,883	10,883

Comprehensive loss						$(142,483)

Issuance of common stock		26,538,461	245,697			245,697
Stock-based compensation			2,188			2,188
Stock repurchased and retired		(19,516)	(174)			(174)
Issuances of common stock under stock plans and related net tax deficiencies		120,243	(243)			(243)
Amortization of discount on preferred stock	2,157			(2,157)		-
Dividends declared on preferred stock				(10,739)		(10,739)
Cash dividends on common stock ($0.20 per share)				(14,737)		(14,737)

Balance at December 31, 2009	$204,335	86,785,588	$1,253,288	$83,939	$24,955	$1,566,517

BALANCE AT JANUARY 1, 2010	$204,335	86,785,588	$1,253,288	$83,939	$24,955	$1,566,517
Net income				21,379		21,379
Other comprehensive income, net of tax					11,228	11,228

Comprehensive income						$32,607

Issuance of common stock		8,625,000	89,786			89,786
Stock-based compensation			2,627			2,627
Stock repurchased and retired		(22,310)	(282)			(282)
Issuances of common stock under stock plans and related net tax benefits		168,236	821			821
Amortization of discount on preferred stock	9,846			(9,846)		-
Redemption of preferred stock issued to U.S. Treasury	(214,181)					(214,181)
Issuance of preferred stock	198,289					198,289
Conversion of preferred stock to common stock	(198,289)	18,975,000	198,289			-
Dividends declared on preferred stock				(3,686)		(3,686)
Repurchase of warrants issued to U.S. Treasury			(4,500)			(4,500)
Cash dividends on common stock ($0.15 per share)				(16,284)		(16,284)

Balance at September 30, 2010	$-	114,531,514	$1,540,029	$75,502	$36,183	$1,651,714

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income (loss)	$8,191	$(7,144)	$21,379	$(126,684)

Available for sale securities:

Unrealized (losses) gains arising during the period	(7,976)	29,579	20,117	35,365

Reclassification adjustment for net gains realized in earnings (net of tax expense of $932 and $65 for the three months and net of tax expense of $932 and $3,337 for the nine months ended September 30, 2010 and 2009, respectively)	(1,399)	(97)	(1,399)	(5,066)

Income tax benefit (expense) related to unrealized (losses) gains	3,190	(11,831)	(8,047)	(14,146)

Net change in unrealized (losses) or gains	(6,185)	17,651	10,671	16,153

Held to maturity securities:

Reclassification adjustment for impairments realized in net income (net of tax benefit of $1,716 for the nine months ended September 30, 2009)	-	-	-	2,574

Amortization of unrealized losses on investment securities transferred to held to maturity (net of tax benefit of $70 for the nine months ended September 30, 2009)	-	-	-	103

Net change in unrealized losses on investment securities transferred to held to maturity	-	-	-	2,677

Unrealized gains (losses) related to factors other than credit (net of tax expense of $70 and $1 for the three months and net of tax expense of $139 and net of tax benefit of $1,094 for the nine months ended September 30, 2010 and 2009, respectively)	105	1	208	(1,641)

Reclassification adjustment for impairments realized in net income (net of tax benefit of $18 and $2 for the three months and $133 and $2 for the nine months ended September 30, 2010 and 2009, respectively)	26	2	199	2

Accretion of unrealized losses related to factors other than credit to investment securities held to maturity (net of tax benefit of $26 and $78 for the three months and $100 and $78 for the nine months ended September 30, 2010 and 2009, respectively)	39	118	150	118

Net change in unrealized losses related to factors other than credit	170	121	557	(1,521)

Other comprehensive (loss) income, net of tax	(6,015)	17,772	11,228	17,309

Comprehensive income (loss)	$2,176	$10,628	$32,607	$(109,375)

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine months ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$21,379	$(126,684)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of investment premiums, net	12,230	5,721
Gain on sale of investment securities, net	(2,331)	(8,682)
Other-than-temporary impairment on investment securities available for sale	-	239
Other-than-temporary impairment on investment securities held to maturity	332	9,520
Loss on sale of non-covered other real estate owned	1,379	6,939
Gain on sale of covered other real estate owned	(3,425)	-
Valuation adjustment on non-covered other real estate owned	2,163	7,171
Valuation adjustment on covered other real estate owned	925	-
Provision for non-covered loan and lease losses	96,101	140,531
Provision for covered loan and lease losses	667	-
Bargain purchase gain on acquisition	(8,456)	-
Change in FDIC indemnification asset	11,075	-
Depreciation, amortization and accretion	9,121	7,915
Goodwill impairment	-	111,952
Increase in mortgage servicing rights	(3,624)	(5,958)
Change in mortgage servicing rights carried at fair value	2,857	2,611
Change in junior subordinated debentures carried at fair value	(5,520)	(10,528)
Stock-based compensation	2,627	1,695
Net decrease in trading account assets	118	75
Gain on sale of loans	(9,282)	(4,943)
Origination of loans held for sale	(454,662)	(520,302)
Proceeds from sales of loans held for sale	439,663	523,760
Excess tax benefits from the exercise of stock options	(56)	-
Change in other assets and liabilities:
Net decrease (increase) in other assets	21,531	(30,673)
Net increase (decrease) in other liabilities	4,030	(5,889)

Net cash provided by operating activities	138,842	104,470

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(1,004,194)	(980,168)
Proceeds from investment securities available for sale	262,067	404,166
Proceeds from investment securities held to maturity	1,080	2,045
Redemption of restricted equity securities	282	1,280
Net non-covered loan and lease paydowns (originations)	144,292	(109,348)
Net covered loan and lease paydowns	70,697	-
Proceeds from sales of loans	35,464	7,848
Proceeds from disposals of furniture and equipment	1,100	181
Purchases of premises and equipment	(40,978)	(7,824)
Net proceeds from FDIC indemnification asset	24,103	-
Proceeds from sales of non-covered other real estate owned	18,867	20,759
Proceeds from sales of covered other real estate owned	9,544	-
Proceeds from sale of acquired insurance portfolio	5,150	-
Cash acquired in merger, net of cash consideration paid	179,046	178,905

Net cash used by investing activities	(293,480)	(482,156)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

(in thousands)

	Nine months ended September 30,
	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit liabilities	713,503	443,003
Net increase in securities sold under agreements to repurchase	10,153	2,443
Repayment of term debt	(161,968)	(130,140)
Redemption of preferred stock	(214,181)	-
Proceeds from issuance of preferred stock	198,289	-
Net proceeds from issuance of common stock	89,786	245,697
Redemption of warrants	(4,500)	-
Dividends paid on preferred stock	(3,686)	(8,062)
Dividends paid on common stock	(14,882)	(9,051)
Excess tax benefits from stock based compensation	56	-
Proceeds from stock options exercised	977	275
Retirement of common stock	(282)	(170)

Net cash provided by financing activities	613,265	543,995

Net increase in cash and cash equivalents	458,627	166,309
Cash and cash equivalents, beginning of period	605,413	204,676

Cash and cash equivalents, end of period	$1,064,040	$370,985

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$71,887	$82,840
Income taxes	$175	$44

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gains on investment securities available for sale, net of taxes	$10,671	$16,153
Change in unrealized losses on investment securities transferred to held to maturity, net of taxes	$-	$2,677
Change in unrealized losses on investment securities held to maturity related to factors other than credit, net of taxes	$557	$(1,521)
Cash dividend declared on common and preferred stock and payable after period-end	$5,743	$4,346
Transfer of non-covered loans to non-covered other real estate owned	$29,867	$34,408
Transfer of covered loans to covered other real estate owned	$10,453	$-
Conversion of preferred stock to common stock	$198,289	$-
Acquisitions:
Assets acquired	$1,514,067	$4,978
Liabilities assumed	$1,505,611	$183,883

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

In preparing these financial statements, the Company has evaluated events and transactions subsequent to September 30, 2010 for potential recognition or disclosure. In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period. Certain reclassifications of prior period amounts have been made to conform to current classifications.

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

The operations of Evergreen and Rainier are included in our operating results from January 23, 2010 and February 27, 2010, respectively, and added combined revenue of $9.3 million and $34.1 million, non-interest expense of $6.6 million and $17.9 million, and earnings of $1.3 million and $10.1 million, net of tax, for the three and nine months ended September 30, 2010. For the nine months ended September 30, 2010, these operating results include a bargain purchase gain of $8.5 million, which is not indicative of future operating results. Evergreen’s and Rainiers’s results of operations prior to the acquisition are not included in our operating results. Merger-related expenses of $748,000 and $4.1 million for the three and nine months ended September 30, 2010 have been incurred in connection with these acquisitions and recognized in a separate line item on the Condensed Consolidated Statements of Operations.

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

The operations of Nevada Security are included in our operating results from June 19, 2010, and added revenue of $3.9 million and $4.4 million, non-interest expense of $3.0 million and $3.6 million, and earnings of $578,000 and $544,000, net of tax, for the three and nine months ended September 30, 2010. Nevada Security’s results of operations prior to the acquisition are not included in our operating results. Merger-related expenses of $741,000 and $1.1 million for the three and nine months ended September 30, 2010 have been incurred in connection with the acquisition of Nevada Security and recognized as a separate line item on the Condensed Consolidated Statements of Operations.

We refer to the acquired loan portfolios and other real estate owned as “covered loans” and “covered other real estate owned”, respectively, and these are presented as separate line items in our consolidated balance sheet. Collectively these balances are referred to as “covered assets”.

The assets acquired and liabilities assumed from the Evergreen, Rainier, and Nevada Security acquisitions have been accounted for under the acquisition method of accounting (formerly the purchase method). The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the acquisition dates. The fair values of the assets acquired and liabilities assumed were determined based on the requirements of the Fair Value Measurements and Disclosures topic of the Financial Accounting Standards Board Accounting Standards Codification (the “FASB ASC”). The fair values of assets and liabilities acquired, including the calculation of the undiscounted contractual cash flows and beginning accretable yield relating to the acquired loan portfolios, and the indemnification asset are still pending finalization and are subject to change for up to one year after the closing date of each acquisition, as additional information relating to closing data becomes available. The amounts are also subject to adjustments based upon final settlement with the FDIC. In addition, the tax treatment of FDIC-assisted acquisitions is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the acquisition date. The terms of the agreements provide for the FDIC to indemnify the Bank against claims with respect to liabilities of Evergreen, Rainier, and Nevada Security not assumed by the Bank and certain other types of claims identified in the agreement. The application of the acquisition method of accounting resulted in the recognition of a bargain purchase gain of $8.5 million in the Evergreen acquisition, $34.7 million of goodwill in the Rainier acquisition and $8.8 million of goodwill in the Nevada Security acquisition.

A summary of the net assets (liabilities) received from the FDIC and the estimated fair value adjustments are presented below:

(in thousands)

	Evergreen	Rainier	Nevada Security
	January 22, 2010	February 26, 2010	June 18, 2010
Cost basis net assets (liabilities)	$58,811	$(50,295)	$53,629
Cash payment received from (paid to) the FDIC	-	59,351	(29,950)
Fair value adjustments:
Loans	(118,414)	(105,224)	(113,977)
Other real estate owned	(2,422)	(6,581)	(17,939)
Other intangible assets	440	6,253	322
FDIC indemnification asset	73,774	78,055	101,045
Deposits	(1,023)	(1,828)	(1,950)
Term debt	(2,496)	(13,035)	-
Other	(214)	(1,445)	48

Bargain purchase gain (goodwill)	$8,456	$(34,749)	$(8,772)

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

The Bank did not immediately acquire all the real estate, banking facilities, furniture or equipment of Evergreen, Rainier, or Nevada Security as part of the purchase and assumption agreements. However, the Bank was granted the option to purchase or lease the real estate and furniture and equipment from the FDIC. The term of this option expires 90 days from the acquisition dates. Acquisition costs of the real estate and furniture and equipment are based on current mutually agreed upon appraisals. Prior to the expiration of option term, Umpqua exercised the right to purchase approximately $300,000 of furniture and equipment for Evergreen, $26.3 million of real estate and furniture and equipment for Rainier, and $161,000 of furniture and equipment for Nevada Security. The Bank has the option to purchase additional furniture and equipment and one store location as part of the Nevada Security acquisition, and expects resolution in the fourth quarter of 2010.

The statement of assets acquired and liabilities assumed at their estimated fair values of Evergreen, Rainier, and Nevada Security are presented below:

(in thousands)

	Evergreen	Rainier	Nevada Security
	January 22, 2010	February 26, 2010	June 18, 2010
Assets Acquired:
Cash and equivalents	$18,919	$94,067	$66,060
Investment securities	3,850	26,478	22,626
Covered loans	251,528	456,253	214,505
Premises and equipment	-	17	50
Restricted equity securities	3,073	13,712	2,951
Goodwill	-	34,749	8,772
Other intangible assets	440	6,253	322
Mortgage servicing rights	-	62	-
Covered other real estate owned	2,421	6,580	17,938
FDIC indemnification asset	73,774	78,055	101,045
Other assets	1,293	4,948	3,326

Total assets acquired	$355,298	$721,174	$437,595

Liabilities Assumed:
Deposits	$285,775	$425,771	$437,299
Term debt	60,813	293,191	-
Other liabilities	254	2,212	296

Total liabilities assumed	346,842	721,174	437,595

Net assets acquired/bargain purchase gain	$8,456	$-	$-

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

The results of the Bank of Clark County’s operations have been included in the consolidated financial statements beginning January 17, 2009 and added net earnings of approximately $644,000 and $2.0 million for the three and nine months ended September 30, 2010, net of tax, and approximately $507,000 and $1.0 million for the three and nine months ended September 30, 2009, net of tax, which primarily represents interest income earned from the proceeds of the assumption which were invested in investment securities available for sale and service income on deposits. This was partially offset by interest expense on deposits, salaries and employee benefits expense, and the accrued servicing fee paid to the FDIC. Umpqua did not incur the FDIC servicing fee expense during the second or third quarter of 2009, but began incurring overhead expenses such as salaries and employee benefits expense and rent expense. The Company does not expect to incur any significant additional acquisition-related expenses in connection with the assumption of certain deposits and assets of the Bank of Clark County.

Note 3 – Investment Securities

The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at September 30, 2010 and December 31, 2009:

September 30, 2010
(in thousands)

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$117,631	$1,762	$(1)	$119,392
Obligations of states and political subdivisions	217,995	12,284	(28)	230,251
Residential mortgage-backed securities and collateralized mortgage obligations	2,200,313	54,140	(7,048)	2,247,405
Other debt securities	145	14	-	159
Investments in mutual funds and other equity securities	1,959	97	-	2,056

	$2,538,043	$68,297	$(7,077)	$2,599,263

HELD TO MATURITY:
Obligations of states and political subdivisions	$2,595	$13	$-	$2,608
Residential mortgage-backed securities and collateralized mortgage obligations	2,513	322	(260)	2,575

	$5,108	$335	$(260)	$5,183

December 31, 2009
(in thousands)

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$11,588	$208	$(2)	$11,794
Obligations of states and political subdivisions	205,549	6,480	(204)	211,825
Residential mortgage-backed securities and collateralized mortgage obligations	1,533,149	40,272	(3,572)	1,569,849
Other debt securities	145	14	-	159
Investments in mutual funds and other equity securities	1,959	30	-	1,989

	$1,752,390	$47,004	$(3,778)	$1,795,616

HELD TO MATURITY:
Obligations of states and political subdivisions	$3,216	$11	$-	$3,227
Residential mortgage-backed securities and collateralized mortgage obligations	2,845	251	(187)	2,909

	$6,061	$262	$(187)	$6,136

Investment securities that were in an unrealized loss position as of September 30, 2010 and December 31, 2009 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

September 30, 2010
(in thousands)

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$-	$-	$116	$1	$116	$1
Obligations of states and political subdivisions	2,125	25	1,024	3	3,149	28
Residential mortgage-backed securities and collateralized mortgage obligations	701,326	7,040	1,547	8	702,873	7,048

Total temporarily impaired securities	$703,451	$7,065	$2,687	$12	$706,138	$7,077

HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$-	$-	$801	$260	$801	$260

Total temporarily impaired securities	$-	$-	$801	$260	$801	$260

December 31, 2009
(in thousands)

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$-	$-	$133	$2	$133	$2
Obligations of states and political subdivisions	13,209	123	1,937	81	15,146	204
Residential mortgage-backed securities and collateralized mortgage obligations	293,035	3,529	958	43	293,993	3,572

Total temporarily impaired securities	$306,244	$3,652	$3,028	$126	$309,272	$3,778

HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$-	$-	$620	$187	$620	$187

Total temporarily impaired securities	$-	$-	$620	$187	$620	$187

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

The unrealized losses on obligations of political subdivisions were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities. Management monitors published credit ratings of these securities and no adverse ratings changes have occurred since the date of purchase of obligations of political subdivisions which are in an unrealized loss position as of September 30, 2010. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

Of the residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at September 30, 2010, 99.9% are issued or guaranteed by governmental agencies. The unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

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

The following tables present the OTTI losses for the three and nine months ended September 30, 2010 and 2009, respectively:

(in thousands)

	Three months ended September 30, 2010		Three months ended September 30, 2009
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total other-than-temporary impairment losses	$37	$-	$-	$-
Portion of other-than-temporary impairment losses transferred from (recognized in) other comprehensive income (1)	7	-	4	-

Net impairment losses recognized in earnings (2)	$44	$-	$4	$-

	Nine months ended September 30, 2010		Nine months ended September 30, 2009
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total other-than-temporary impairment losses	$42	$-	$12,253	$239
Portion of other-than-temporary impairment losses transferred from (recognized in) other comprehensive income (1)	290	-	(2,733)	-

Net impairment losses recognized in earnings (2)	$332	$-	$9,520	$239

(1)	Represents other-than-temporary impairment losses related to all other factors.
(2)	Represents other-than-temporary impairment losses related to credit losses.

The OTTI recognized on investment securities held to maturity relate to non-agency collateralized mortgage obligations for all periods presented. Each of these securities holds various levels of credit subordination. The underlying mortgage loans of these securities were originated from 2003 through 2007. At origination, the weighted average loan-to-value of the underlying mortgages was 69%; the underlying borrowers had weighted average FICO scores of 731, and 59% were limited documentation loans. These securities are valued by third-party pricing services using matrix or model pricing methodologies and were corroborated by broker indicative bids. We estimate cash flows of the underlying collateral for each security considering credit, interest and prepayment risk models that incorporate management’s estimate of projected key assumptions including prepayment rates, collateral default rates and loss severity. Assumptions utilized vary from security to security, and are influenced by factors such as loan interest rates, geographic location, borrower characteristics and vintage, and historical experience. We then used a third party to obtain information about the structure of each security, including subordination and other credit enhancements, in order to determine how the underlying collateral cash flows will be distributed to each security issued in the structure. These cash flows are then discounted at the interest rate used to recognize interest income on each security. We review the actual collateral performance of these securities on a quarterly basis and update the inputs as appropriate to determine the projected cash flows. The following table presents a summary of the significant inputs utilized to measure management’s estimate of the credit loss component on these non-agency collateralized mortgage obligations as of September 30, 2010:

	Range		Weighted Average
	Minimum	Maximum
Constant prepayment rate	4.0%	25.0%	14.9%
Collateral default rate	8.0%	45.0%	16.8%
Loss severity	20.0%	50.0%	34.5%

The following table presents a roll forward of the credit loss component of held to maturity debt securities that have been written down for OTTI with the credit loss component recognized in earnings and the remaining impairment loss related to all other factors recognized in OCI for the three and nine months ended September 30, 2010 and 2009, respectively:

(in thousands)

	Three months ended September 30, 2010	Three months ended September 30, 2009
Balance, beginning of period	$12,652	$11,546
Additions:
Initial OTTI credit losses	-	-
Subsequent OTTI credit losses	44	4
Reductions:
Securities sold, matured or paid-off	-	-

Balance, end of period	$12,696	$11,550

(in thousands)

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Balance, beginning of period	$12,364	$-
Cumulative OTTI credit losses upon adoption of new OTTI guidance	-	5,952
Additions:
Initial OTTI credit losses	-	7,211
Subsequent OTTI credit losses	332	172
Reductions:
Securities sold, matured or paid-off	-	(1,785)

Balance, end of period	$12,696	$11,550

The following table presents the maturities of investment securities at September 30, 2010:

September 30, 2010

(in thousands)

	Available For Sale		Held To Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AMOUNTS MATURING IN:
Three months or less	$9,031	$9,005	$125	$125
Over three months through twelve months	163,689	166,304	1,711	1,753
After one year through five years	1,724,245	1,774,158	2,434	2,419
After five years through ten years	612,176	620,119	591	637
After ten years	26,943	27,621	247	249
Other investment securities	1,959	2,056	-	-

	$2,538,043	$2,599,263	$5,108	$5,183

The amortized cost and fair value of collateralized mortgage obligations and mortgage-backed securities are presented by expected average life, rather than contractual maturity, in the preceding table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay underlying loans without prepayment penalties.

The following table presents the gross realized gains and gross realized losses on the sale of securities available for sale for the three and nine months ended September 30, 2010 and 2009:

(in thousands)

	Three months ended September 30, 2010		Three months ended September 30, 2009
	Gains	Losses	Gains	Losses
Obligations of states and political subdivisions	$—	$—	$—	$1
Residential mortgage-backed securities and collateralized mortgage obligations	2,331	—	700	537

	$2,331	$—	$700	$538

	Nine months ended September 30, 2010		Nine months ended September 30, 2009
	Gains	Losses	Gains	Losses
U.S. Treasury and agencies	$—	$1	$—	$—
Obligations of states and political subdivisions	2	1	—	1
Residential mortgage-backed securities and collateralized mortgage obligations	2,331	—	9,195	591

	$2,333	$2	$9,195	$592

The following table presents, as of September 30, 2010, investment securities which were pledged to secure borrowings and public deposits as permitted or required by law:

(in thousands)

	Amortized Cost	Fair Value
To Federal Home Loan Bank to secure borrowings	$299,387	$314,283
To state and local governments to secure public deposits	831,757	859,357
To U.S. Treasury and Federal Reserve to secure customer tax payments	5,420	5,838
Other securities pledged, principally to secure deposits	278,797	289,748

Total pledged securities	$1,415,361	$1,469,226

Note 4 – Non-covered Loans, Leases and Allowance for Loan and Lease Losses

Non-covered loans refer to loans not covered by the FDIC loss-sharing agreements. Covered loans are discussed in Note 5.

The following table presents the major types of non-covered loans recorded in the balance sheets as of September 30, 2010 and December 31, 2009. The classification of non-covered loan balances presented is reported in accordance with the regulatory reporting requirements.

(in thousands)

	September 30, 2010	December 31, 2009
Real estate - construction and land development	$453,248	$618,476
Real estate - commercial and agricultural	3,425,384	3,482,687
Real estate - single and multi-family residential	753,483	726,658
Commercial, industrial and agricultural	991,440	1,090,275
Leases	32,428	34,528
Installment and other	53,216	58,044

	5,709,199	6,010,668
Deferred loan fees, net	(10,932)	(11,401)

Total loans and leases	$5,698,267	$5,999,267

The following table summarizes activity relate to the allowance for loan and lease losses (“ALLL”) on non-covered loans for the three and nine months ended September 30, 2010 and 2009:

Allowance for Loan and Lease Losses

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Balance, beginning of period	$113,914	$98,370	$107,657	$95,865
Provision for loan and lease losses	24,228	52,108	96,101	140,531
Charge-offs	(31,418)	(48,443)	(102,731)	(135,365)
Recoveries	1,374	1,101	7,071	2,105

Balance, end of period	$108,098	$103,136	$108,098	$103,136

At September 30, 2010, the recorded investment in non-covered loans classified as impaired totaled $215.3 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses on non-covered loans) of $1.8 million. Due to declining real estate values in our markets, it is increasingly likely that an impairment reserve on collateral dependent real estate non-covered loans represents a confirmed loss. As a result, the Company recognizes the charge-off of impairment reserves on non-covered impaired loans in the period it arises for collateral dependent loans. Therefore, the non-covered non-accrual loans as of September 30, 2010 have already been written-down to their estimated net realizable value, based on disposition value, and are expected to be resolved with no additional material loss, absent further decline in market prices. The valuation allowance on non-covered impaired loans represents the impairment reserves on performing restructured loans, and is measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value. At December 31, 2009, the total recorded investment in non-covered impaired loans totaled $328.0 million, with a corresponding valuation allowance of $2.7 million. The average recorded investment in non-covered impaired loans was approximately $269.0 million during the nine months ended September 30, 2010 and $234.5 million for the year ended December 31, 2009.

At September 30, 2010 and December 31, 2009, non-covered impaired loans of $75.6 million and $134.9 million were classified as accruing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The non-covered restructured loans on accrual status represent the only impaired loans accruing interest at each respective date. In order for a restructured loan to be considered performing and on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Company has no obligations to lend additional funds on the non-covered restructured loans as of September 30, 2010. Non-covered non-accrual loans totaled $139.7 million at September 30, 2010, and $193.1 million at December 31, 2009.

Note 5 – Covered Assets and FDIC Indemnification Asset

Covered Loans – Loans acquired in a FDIC-assisted acquisition that are subject to a loss-share agreement are referred to as “covered loans” and reported separately in our statements of financial condition. Covered loans are reported exclusive of the expected cash flow reimbursements expected from the FDIC.

Acquired loans are valued as of acquisition date in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 805, Business Combinations. Loans purchased with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are accounted for under FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Because of the significant fair value discounts associated with the acquired portfolios, the concentration of real estate related loans (to finance or secured by real estate collateral) and the decline in real estate values in the regions serviced, and after considering the underwriting standards of the acquired originating bank, the Company elected to account for all acquired loans under ASC 310-30. Under FASB ASC 805 and ASC 310-30, loans are recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the acquisition date.

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

The following table reflects the estimated fair value of the acquired loans at the acquisition dates:

(in thousands)

	Evergreen	Rainier	Nevada Security
	January 22, 2010	February 26, 2010	June 18, 2010
Gross loans acquired	$369,942	$561,477	$328,482
Fair value discount	(118,414)	(105,224)	(113,977)

Covered loans, net	$251,528	$456,253	$214,505

The outstanding contractual unpaid principal balance, excluding purchase accounting adjustments, at September 30, 2010 was $278.7 million, $496.7 million and $309.5 million, for Evergreen, Rainier, and Nevada Security, respectively, as compared to $305.1 million, $517.2 million and $325.6 million, for Evergreen, Rainier, and Nevada Security, respectively, at June 30, 2010.

The following table presents the major types of covered loans as of September 30, 2010. The classification of covered loan balances presented is reported in accordance with the regulatory reporting requirements.

(in thousands)

	September 30, 2010
	Evergreen	Rainier	Nevada Security
Real estate - construction and land development	$27,118	$10,798	$21,526
Real estate - commercial and agricultural	108,288	210,811	132,321
Real estate - single and multi-family residential	54,979	166,149	23,100
Commercial, industrial and agricultural	20,924	24,541	28,628
Installment and other	2,001	8,765	520

	$213,310	$421,064	$206,095

At June 30, 2010, the covered loan balances were $220.9 million, $437.0 million, and $207.2 million for Evergreen, Rainier, and Nevada Security, respectively.

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

(in thousands)

	Evergreen	Rainier	Nevada Security
	January 22, 2010	February 26, 2010	June 18, 2010
Undiscounted contractual cash flows	$412,638	$785,018	$368,975
Undiscounted cash flows not expected to be collected (nonaccretable difference)	(105,908)	(106,082)	(114,756)

Undiscounted cash flows expected to be collected	306,730	678,936	254,219
Accretable yield at acquisition	(55,202)	(222,683)	(39,714)

Estimated fair value of loans acquired at acquisition	$251,528	$456,253	$214,505

The following table presents the changes in the accretable yield for the three and nine months ended September 30, 2010 for each respective acquired loan portfolio:

	Three months ended
	Evergreen September 30, 2010	Rainier September 30, 2010	Nevada Security September 30, 2010
Balance, beginning of period	$52,980	$207,404	$39,161
Additions resulting from acquisitions	—	—	—
Accretion to interest income	(14,677)	(9,138)	(5,062)
Disposals	—	—	—
Reclassifications (to)/from nonaccretable difference	12,284	(384)	1,491

Balance, end of period	$50,587	$197,882	$35,590

	Nine months ended
	Evergreen September 30, 2010	Rainier September 30, 2010	Nevada Security September 30, 2010
Balance, beginning of period	$—	$—	$—
Additions resulting from acquisitions	55,202	222,684	39,714
Accretion to interest income	(21,432)	(20,739)	(5,615)
Disposals	(257)	—	—
Reclassifications (to)/from nonaccretable difference	17,074	(4,063)	1,491

Balance, end of period	$50,587	$197,882	$35,590

Covered Other Real Estate Owned – All OREO acquired in FDIC-assisted acquisitions that are subject to a FDIC loss-share agreement are referred to as “covered OREO” and reported separately in our statements of financial position. Covered OREO is reported exclusive of expected reimbursement cash flows from the FDIC. Foreclosed covered loan collateral is transferred into covered OREO at the collateral’s net realizable value, less selling costs.

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

The following table summarizes the activity related to the covered OREO for the three and nine months ended September 30, 2010:

(in thousands)

	Three months ended September 30, 2010	Nine months ended September 30, 2010
Balance, beginning of period	$28,290	$—
Acquisition	—	26,939
Additions to covered OREO	7,784	10,453
Dispositions of covered OREO	(4,806)	(6,119)
Valuation adjustments in the period	(920)	(925)

Balance, end of period	$30,348	$30,348

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

Subsequent to initial recognition, the FDIC indemnification asset is reviewed quarterly and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of the covered portfolio. These adjustments are measured on the same basis as the related covered loans and covered other real estate owned. Any increases in cash flow of the covered assets over those expected will reduce the FDIC indemnification asset and any decreases in cash flow of the covered assets under those expected will increase the FDIC indemnification asset. Increases and decreases to the FDIC indemnification asset are recorded as adjustments to non-interest income. The resulting carrying value of the indemnification represents the amounts recoverable from the FDIC for future expected losses, and the amounts due from the FDIC for claims related to covered losses the Company have incurred less amounts due back to the FDIC relating to share recoveries.

The following table summarizes the activity related to the FDIC indemnification asset for the three and nine months ended September 30, 2010:

(in thousands)

	Three months ended September 30, 2010	Nine months ended September 30, 2010
Balance, beginning of period	$246,982	$—
Acquisitions	—	252,874
Change in FDIC indemnification asset	(11,948)	(11,075)
Payments from FDIC	(15,716)	(22,481)
Due to FDIC	(1,622)	(1,622)

Balance, end of period	$217,696	$217,696

Note 6 – Mortgage Servicing Rights

The following table presents the changes in the Company’s mortgage servicing rights (“MSR”) for the three and nine months ended September 30, 2010 and 2009:

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Balance, beginning of period	$12,895	$10,631	$12,625	$8,205
Additions for new mortgage servicing rights capitalized	1,616	1,723	3,624	5,958
Acquired mortgage servicing rights	—	—	62	—
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(890)	(2,580)	(761)	(3,155)
Other(2)	(167)	1,778	(2,096)	544

Balance, end of period	$13,454	$11,552	$13,454	$11,552

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our serviced loan portfolio as of September 30, 2010 and December 31, 2009 was as follows:

(dollars in thousands)

	September 30, 2010	December 31, 2009
Balance of loans serviced for others	$1,471,759	$1,277,832
MSR as a percentage of serviced loans	0.91%	0.99%

The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in mortgage banking revenue on the Condensed Consolidated Statements of Operations, was $1.0 million and $2.8 million for the three and nine months ended September 30, 2010, as compared to $796,000 and $2.2 million for the three and nine months ended September 30, 2009.

Key assumptions used in measuring the fair value of MSR as of September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010	December 31, 2009
Constant prepayment rate	16.70%	18.35%
Discount rate	8.65%	8.70%
Weighted average life (years)	4.9	4.5

Note 7 – Other Real Estate Owned

The following table presents the changes in non-covered other real estate owned (“OREO”) for the three and nine months ended September 30, 2010 and 2009:

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Balance, beginning of period	$25,653	$36,030	$24,566	$27,898
Additions to OREO	11,972	9,049	29,867	34,408
Dispositions of OREO	(5,159)	(13,779)	(20,246)	(28,430)
Valuation adjustments in the period	(442)	(4,595)	(2,163)	(7,171)

Balance, end of period	$32,024	$26,705	$32,024	$26,705

Note 8 – Junior Subordinated Debentures

As of September 30, 2010, the Company had 14 wholly-owned trusts (“Trusts”), including a Master Trust formed in 2007 to issue two separate series of trust preferred securities, that were formed to issue trust preferred securities and related common securities of the Trusts and are not consolidated. Nine Trusts, representing aggregate total obligations of approximately $96.0 million (fair value of approximately $107.3 million as of the merger dates), were assumed in connection with previous mergers.

Following is information about the Trusts as of September 30, 2010:

Junior Subordinated Debentures

(dollars in thousands)

Trust Name	Issue Date	Issued Amount	Carrying Value (1)	Rate (2)		Effective Rate (3)	Maturity Date	Redemption Date
AT FAIR VALUE:
Umpqua Statutory Trust II	October 2002	$20,619	$13,772	Floating	(4)	11.62%	October 2032	October 2007
Umpqua Statutory Trust III	October 2002	30,928	20,895	Floating	(5)	11.62%	November 2032	November 2007
Umpqua Statutory Trust IV	December 2003	10,310	6,430	Floating	(6)	11.64%	January 2034	January 2009
Umpqua Statutory Trust V	December 2003	10,310	6,416	Floating	(6)	11.64%	March 2034	March 2009
Umpqua Master Trust I	August 2007	41,238	20,149	Floating	(7)	11.69%	September 2037	September 2012
Umpqua Master Trust IB	September 2007	20,619	12,484	Floating	(8)	11.65%	December 2037	December 2012

		134,024	80,146

AT AMORTIZED COST:
HB Capital Trust I	March 2000	5,310	6,398	10.875%		8.15%	March 2030	March 2010
Humboldt Bancorp Statutory Trust I	February 2001	5,155	5,945	10.200%		8.19%	February 2031	February 2011
Humboldt Bancorp Statutory Trust II	December 2001	10,310	11,445	Floating	(9)	3.03%	December 2031	December 2006
Humboldt Bancorp Statutory Trust III	September 2003	27,836	30,768	Floating	(10)	2.51%	September 2033	September 2008
CIB Capital Trust	November 2002	10,310	11,274	Floating	(5)	3.11%	November 2032	November 2007
Western Sierra Statutory Trust I	July 2001	6,186	6,186	Floating	(11)	4.05%	July 2031	July 2006
Western Sierra Statutory Trust II	December 2001	10,310	10,310	Floating	(9)	3.89%	December 2031	December 2006
Western Sierra Statutory Trust III	September 2003	10,310	10,310	Floating	(12)	3.43%	September 2033	September 2008
Western Sierra Statutory Trust IV	September 2003	10,310	10,310	Floating	(12)	3.43%	September 2033	September 2008

		96,037	102,946

	Total	$230,061	$183,092

(1)	Includes purchase accounting adjustments, net of accumulated amortization, for junior subordinated debentures assumed in connection with previous mergers as well as fair value adjustments related to trusts recorded at fair value.
(2)	Contractual interest rate of junior subordinated debentures.
(3)	Effective interest rate based upon the carrying value as of September 2010.
(4)	Rate based on LIBOR plus 3.35%, adjusted quarterly.
(5)	Rate based on LIBOR plus 3.45%, adjusted quarterly.
(6)	Rate based on LIBOR plus 2.85%, adjusted quarterly.
(7)	Rate based on LIBOR plus 1.35%, adjusted quarterly.
(8)	Rate based on LIBOR plus 2.75%, adjusted quarterly.
(9)	Rate based on LIBOR plus 3.60%, adjusted quarterly.
(10)	Rate based on LIBOR plus 2.95%, adjusted quarterly.
(11)	Rate based on LIBOR plus 3.58%, adjusted quarterly.
(12)	Rate based on LIBOR plus 2.90%, adjusted quarterly.

The $230.1 million of trust preferred securities issued to the Trusts as of September 30, 2010 and December 31, 2009, with carrying values of $183.1 million and $188.9 million, respectively, are reflected as junior subordinated debentures in the Condensed Consolidated Balance Sheets. The common stock issued by the Trusts is recorded in other assets in the Condensed Consolidated Balance Sheets, and totaled $6.9 million at September 30, 2010 and December 31, 2009.

All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of September 30, 2010, under guidance issued by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Effective April 11, 2005, the Federal Reserve Board adopted a rule that permits the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. The Federal Reserve Board rule, with a five-year transition period set to end on March 31, 2009, would have limited the aggregate amount of trust preferred securities and certain other restricted core capital elements to 25% of Tier 1 capital, net of goodwill and any associated deferred tax liability. The rule allowed the amount of trust preferred securities and certain other elements in excess of the limit to be included in Tier 2 capital, subject to restrictions. In response to the stressed conditions in the financial markets and in order to promote stability in the financial markets and the banking industry, on March 17, 2009, the Federal Reserved adopted a new rule that delayed the effective date of the new limits on the inclusion of trust preferred securities and other restricted core capital elements in Tier 1 capital until March 31, 2011. At September 30, 2010, the Company’s restricted core capital elements were 19% of total core capital, net of goodwill and any associated deferred tax liability. There can be no assurance that the Federal Reserve Board will not further limit the amount of trust preferred securities permitted to be included in Tier 1 capital for regulatory capital purposes.

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

Due to inactivity in the junior subordinated debenture market and the inability to obtain observable quotes of our, or similar, junior subordinated debenture liabilities or the related trust preferred securities when traded as assets, we utilize an income approach valuation technique to determine the fair value of these liabilities using our estimation of market discount rate assumptions. The significant inputs utilized in the estimation of fair value of these instruments are the credit risk adjusted spread and three month LIBOR. The credit risk adjusted spread represents the nonperformance risk of the liability, contemplating the inherent risk of the obligation. Generally, an increase in the credit risk adjusted spread and/or a decrease in the three month LIBOR will result in positive fair value adjustments. Conversely, a decrease in the credit risk adjusted spread and/or an increase in the three month LIBOR will result in negative fair value adjustments. Prior to the second quarter of 2009, we estimated the fair value of junior subordinated debentures using an internal discounted cash flow model. The future cash flows of these instruments were extended to the next available redemption date or maturity date as appropriate based upon the estimated credit risk adjusted spreads of recent issuances or quotes from brokers for comparable bank holding companies, as available, compared to the contractual spread of each junior subordinated debenture measured at fair value. For additional assurance, we obtain a valuation from a third-party pricing service to validate the results of our model.

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

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law which, among other things, limits the ability of certain bank holding companies to treat trust preferred security debt issuances as Tier 1 capital. This law may require many banks to raise new Tier 1 capital and will effectively close the trust-preferred securities markets from offering new issuances in the future. As a result of this legislation, our third-party pricing service noted that they are no longer to able to provide reliable fair value estimates related to these liabilities given the absence of observable or comparable transactions in the market place in recent history or as anticipated into the future. As a result, for the third quarter of 2010, management evaluated current market conditions and determined that the 11.6% effective yield utilized to discount the junior subordinated debentures, and the related prices, to determine fair value as of March 31, 2010 continued to represent appropriate estimates of the fair value of these liabilities as of September 30, 2010. Since the Company had less than $15 billion in assets at December 31, 2009, under the Dodd-Frank Act, the Company will be able to continue to include its existing trust preferred securities in Tier 1 capital.

In the third quarter of 2010, the Company began utilizing a discounted cash flow model to measure these instruments at fair value each reporting period, which will have the long-term effect of amortizing the cumulative fair value discount of $53.9 million as of September 30, 2010, over each junior subordinated debenture’s expected term, to eventually return the carrying value of these instruments to their notional values at their expected redemption dates. This will result in recognizing losses on junior subordinated debentures carried at fair value on quarterly basis within non-interest income. The Company will continue to monitor activity in the trust preferred markets to validate the 11.6% effective yield utilized. Observable activity in the junior subordinated debenture and related markets in future periods may change the effective rate used to discount these liabilities, and could result in additional fair value adjustments (gains or losses on junior subordinated debentures measured at fair value) above the periodic change in fair value under the effective yield method.

For the three and nine months ended September 30, 2010, we recorded a loss of $554,000 and a gain of $5.5 million, respectively, as compared to gains of $982,000 and $10.2 million, for the three and nine months ended September 30, 2009, respectively, resulting from the change in fair value of the junior subordinated debentures recorded at fair value. The change in fair value of the junior subordinated debentures carried at fair value in the current year primarily results from the widening of the credit risk adjusted spread over the contractual rate of each junior subordinated debenture measured at fair value. Management believes that the credit risk adjusted spread being utilized is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. In management’s estimation, a change in fair value of the junior subordinated debentures during the period represents changes in the market’s nonperformance risk expectations and pricing of this type of debt, and not as a result of changes to our entity-specific credit risk. Any gains recognized are recorded in gain on junior subordinated debentures carried at fair value within non-interest income. The contractual interest expense on junior subordinated debentures continues to be recorded on an accrual basis and is reported in interest expense. The junior subordinated debentures recorded at fair value of $80.1 million had contractual unpaid principal amounts of $134.0 million outstanding as of September 30, 2010. The junior subordinated debentures recorded at fair value of $85.7 million had contractual unpaid principal amounts of $134.0 million outstanding as of December 31, 2009.

Note 9 – Commitments and Contingencies

Lease Commitments — The Company leases 127 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term. In addition, in connection with the Nevada Security acquisition, the Company operated in four additional leased facilities at September 30, 2010. The Company has the option to purchase one of these leased facilities.

Rent expense for the three and nine months ended September 30, 2010 was $4.0 million and $11.3 million, respectively, compared to $3.2 million and $9.5 million, respectively, in the comparable periods in 2009. Rent expense was offset by rent income for the three and nine months ended September 30, 2010 of $275,000 and $750,000 respectively, compared to $146,000 and $426,000, respectively, in the comparable periods in 2009.

Financial Instruments with Off-Balance-Sheet Risk — The Company’s financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank’s business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank’s commitments and contingent liabilities:

(in thousands)

As of September 30, 2010
Commitments to extend credit	$1,014,699
Commitments to extend overdrafts	$213,192
Commitments to originate loans held for sale	$184,220
Forward sales commitments	$142,139
Standby letters of credit	$42,941

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including international trade finance, commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank has not been required to perform on any financial guarantees and did not incur any losses in connection with standby letters of credit during the three and nine months ended September 30, 2010 and 2009. At September 30, 2010, approximately $19.7 million of standby letters of credit expire within one year, and $23.2 million expire thereafter. Upon issuance, the Company recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. Fees are recognized ratably over the term of the standby letter of credit. The estimated fair value of guarantees associated with standby letters of credit was $212,000 as of September 30, 2010.

At September 30, 2010 and December 31, 2009, the reserve for unfunded commitments, which is included in other liabilities on the Condensed Consolidated Balance Sheets, was $797,000 and $731,000, respectively. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amount of commitments, loss experience, and economic conditions.

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

In October 2010, Visa deposited an additional $800 million into the litigation escrow account. As a result of the deposit, the conversion ratio applicable to Class B common stock outstanding decreased further from 0.5550 per Class A share to 0.5102 per Class A share.

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

As of September 30, 2010, the value of the Class A shares was $74.26 per share. Utilizing the new conversion ratio effective in October 2010, the value of unredeemed Class A equivalent shares owned by the Company was $17.8 million as of September 30, 2010, and has not been reflected in the accompanying financial statements.

In the ordinary course of business, various claims and lawsuits are brought by and against the Company, the Bank and Umpqua Investments. In the opinion of management, there is no pending or threatened proceeding in which an adverse decision could result in a material adverse change in the Company’s consolidated financial condition or results of operations.

Concentrations of Credit Risk - The Company grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington and California. In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 81% of the Company’s non-covered loan and lease portfolio at both September 30, 2010, and December 31, 2009. Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Company’s primary market areas in particular, such as was seen with the deterioration in the residential development market since 2007, could have an adverse impact on the repayment of these loans. Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates (“MBS TBAs”) in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position. There were no counterparty default losses on forward contracts in the three and nine months ended September 30, 2010 and 2009. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At September 30, 2010, the Bank had commitments to originate mortgage loans held for sale totaling $184.2 million and forward sales commitments of $142.1 million.

The following tables summarize the types of derivatives, separately by assets and liabilities, their locations on the Condensed Consolidated Balance Sheets, and the fair values of such derivatives as of September 30, 2010 and December 31, 2009:

(in thousands)

Underlying Risk Exposure	Description	Balance Sheet Location	September 30, 2010	December 31, 2009
Asset Derivatives
Interest rate contracts	Rate lock commitments	Other assets	$1,200	$124
Interest rate contracts	Forward sales commitments	Other assets	113	845

Total asset derivatives			$1,313	$969

Liability Derivatives
Interest rate contracts	Rate lock commitments	Other liabilities	$12	$133
Interest rate contracts	Forward sales commitments	Other liabilities	243	-

Total liability derivatives			$255	$133

The following table summarizes the types of derivatives, their locations within the Condensed Consolidated Statements of Operations, and the gains (losses) recorded during the three and nine months ended September 30, 2010 and 2009:

(in thousands)

Underlying Risk Exposure	Description	Income Statement Location	Three months ended September 30,
			2010	2009
Interest rate contracts	Rate lock commitments	Mortgage banking revenue	$(8)	$332
Interest rate contracts	Forward sales commitments	Mortgage banking revenue	(2,183)	(956)

Total			$(2,191)	$(624)

Underlying Risk Exposure	Description	Income Statement Location	Nine months ended September 30,
			2010	2009
Interest rate contracts	Rate lock commitments	Mortgage banking revenue	$1,198	$(433)
Interest rate contracts	Forward sales commitments	Mortgage banking revenue	(6,532)	(649)

Total			$(5,334)	$(1,082)

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

Stock-Based Compensation

The compensation cost related to stock options, restricted stock and restricted stock units (included in salaries and employee benefits) was $1.2 million and $2.6 million for the three and nine months ended September 30, 2010, respectively, as compared to $391,000 and $1.7 million for the three and nine months ended September 30, 2009, respectively. The total income tax benefit recognized related to stock-based compensation was $481,000 and $1.1 million for the three and nine months ended September 30, 2010, respectively, as compared to $157,000 and $678,000 for the comparable periods in 2009, respectively.

The following table summarizes information about stock option activity for the nine months ended September 30, 2010:

(in thousands, except per share data)

	Nine months ended September 30, 2010
	Options Outstanding	Weighted-Avg Exercise Price	Weighted-Avg Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, beginning of period	1,763	$15.05
Granted	425	$12.45
Exercised	(108)	$8.99
Forfeited/expired	(23)	$14.25

Balance, end of period	2,057	$14.84	6.18	$1,643

Options exercisable, end of period	1,231	$16.59	4.45	$1,287

The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of options exercised during the three and nine months ended September 30, 2010 was $26,000 and $408,000, respectively. This compared to the total intrinsic value of options exercised during the three and nine months ended September 30, 2009 of $4,000 and $209,000, respectively. During the three and nine months ended September 30, 2010, the amount of cash received from the exercise of stock options was $59,000 and $976,000, respectively, as compared to $44,000 and $276,000 for the same periods in 2009, respectively.

The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. The following weighted average assumptions were used for stock options granted in the nine months ended September 30, 2010 and 2009:

	Nine months ended September 30,
	2010	2009
Dividend yield	2.72%	2.23%
Expected life (years)	7.1	7.3
Expected volatility	52%	46%
Risk-free rate	2.72%	2.18%
Weighted average fair value of options on date of grant	$5.27	$3.65

The Company grants restricted stock periodically as a part of the 2003 Stock Incentive Plan for the benefit of employees. Restricted shares issued generally vest on an annual basis over five years. A deferred restricted stock award was granted to an executive in the second quarter of 2007. The award vests monthly based on continued service in various increments through July 1, 2011. The Company will issue certificates for the vested award within the seventh month following termination of the executive’s employment. The following table summarizes information about nonvested restricted share activity for the nine months ended September 30, 2010:

(in thousands, except per share data)

	Nine months ended September 30, 2010
	Restricted Shares Outstanding	Weighted Average Grant Date Fair Value
Balance, beginning of period	187	$21.46
Granted	265	$12.19
Released	(44)	$22.36
Forfeited/expired	(14)	$13.35

Balance, end of period	394	$15.40

The total fair value of restricted shares vested and released during the three and nine months ended September 30, 2010 was $9,000 and $547,000, respectively. This compares to the total fair value of restricted shares vested and released during the three and nine months ended September 30, 2009 of $8,000 and $417,000, respectively.

The Company grants restricted stock units as a part of the 2007 Long Term Incentive Plan for the benefit of certain executive officers. Restricted stock unit grants are subject to performance-based vesting as well as other approved vesting conditions. In the second quarter of 2007, restricted stock units were granted that cliff vest after three years based on performance and service conditions. In the first quarter of 2008 and 2009, additional restricted stock units were granted to these executives under substantially similar vesting terms. The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the performance and service conditions set forth in the grant agreements. The following table summarizes information about restricted stock unit activity for the nine months ended September 30, 2010:

(in thousands, except per share data)

	Nine months ended September 30, 2010
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance, beginning of period	335	$15.54
Granted	-	$-
Released	(16)	$24.52
Forfeited/expired	(95)	$24.52

Balance, end of period	224	$11.13

No restricted stock units were vested and released during the three months ended September 30, 2010. The total fair value of restricted stock units vested and released during the nine months ended September 30, 2010 was $213,000. This compares to the total fair value of restricted stock units vested and released during the three and nine months ended September 30, 2009 of none and $186,000, respectively.

As of September 30, 2010, there was $2.9 million of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a weighted-average period of 3.6 years. As of September 30, 2010, there was $3.8 million of total unrecognized compensation cost related to nonvested restricted stock which is expected to be recognized over a weighted-average period of 3.0 years. As of September 30, 2010, there was $338,000 of total unrecognized compensation cost related to nonvested restricted stock units which is expected to be recognized over a weighted-average period of 0.9 years, assuming expected performance conditions are met.

For the three and nine months ended September 30, 2010, the Company received income tax benefits of $11,000 and $391,000, respectively, related to the exercise of non-qualified employee stock options, disqualifying dispositions on the exercise of incentive stock options, the vesting of restricted shares and the vesting of restricted stock units. For the three and nine months ended September 30, 2009, the Company received income tax benefits of $5,000 and $311,000, respectively. In the nine months ended September 30, 2010, the Company had net tax deficiencies (tax deficiency resulting from tax deductions less than the compensation cost recognized) of $207,000, compared to net tax deficiencies of $354,000 for the nine months ended September 30, 2009. Only cash flows from gross excess tax benefits are classified as financing cash flows.

Note 12 – Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as the Oregon and California state jurisdictions. Except for the California amended returns of an acquired institution for the tax years 2001, 2002, and 2003, and only as it relates to the net interest deduction taken on these amended returns, the Company is no longer subject to U.S. federal or Oregon state tax authority examinations for years before 2006 and California state tax authority examinations for years before 2004. The Internal Revenue Service concluded an examination of the Company’s U.S. income tax returns for 2006 and 2007 in the second quarter of 2010, and concluded an examination of the Company’s U.S. income tax return for 2008 in the third quarter of 2010. The results of these examinations had no significant impact on the Company’s financial statements.

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

The Company recorded a reduction in its liability for unrecognized tax benefits relating to temporary differences settled during audit in the second quarter of 2010. The Company had gross unrecognized tax benefits recorded as of September 30, 2010 in the amount of $590,000. If recognized, the unrecognized tax benefit would reduce the 2010 annual effective tax rate by 1.5%. During the first nine months of 2010, the Company recognized a benefit of $202,000 in interest reversed primarily due to the reduction of its liability for unrecognized tax benefits during the same period. Interest expense is reported by the Company as a component of tax expense. As of September 30, 2010, the accrued interest related to unrecognized tax benefits is $163,000.

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

The following is a computation of basic and diluted income (loss) per common share for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
NUMERATORS:
Net income (loss)	$8,191	$(7,144)	$21,379	$(126,684)
Less:
Preferred stock dividends	-	3,225	12,192	9,632
Dividends and undistributed earnings allocated to participating securities (1)	18	7	49	22

Net income (loss) available to common shareholders	$8,173	$(10,376)	$9,138	$(136,338)

DENOMINATORS:
Weighted average number of common shares outstanding - basic	114,528	74,085	105,695	64,878
Effect of potentially dilutive common shares (2)	232	-	229	-

Weighted average number of common shares outstanding - diluted	114,760	74,085	105,924	64,878

INCOME (LOSS) PER COMMON SHARE:
Basic	$0.07	$(0.14)	$0.09	$(2.10)
Diluted	$0.07	$(0.14)	$0.09	$(2.10)

(1)	Represents dividends paid and undistributed earnings allocated to nonvested restricted stock awards.
(2)	Represents the effect of the assumed exercise of warrants, assumed exercise of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units, based on the treasury stock method.

The following table presents the weighted average outstanding securities that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive for the three and nine months ended September 30, 2010 and 2009.

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Stock options	2,000	1,778	2,062	1,844
CPP warrant	-	1,703	366	2,047
Non-participating, nonvested restricted shares	8	16	10	18
Restricted stock units	-	96	-	111

	2,008	3,593	2,438	4,020

Note 14 – Segment Information

The Company operates three primary segments: Community Banking, Mortgage Banking and Retail Brokerage. The Community Banking segment’s principal business focus is the offering of loan and deposit products to business and retail customers in its primary market areas. As of September 30, 2010, the Community Banking segment operated 184 locations throughout Oregon, Northern California, Washington, and Nevada.

The Mortgage Banking segment, which operates as a division of the Bank, originates, sells and services residential mortgage loans.

The Retail Brokerage segment consists of the operations of Umpqua Investments, which offers a full range of retail brokerage services and products to its clients who consist primarily of individual investors. The Company accounts for intercompany fees and services between Umpqua Investments and the Bank at estimated fair value according to regulatory requirements for services provided. Intercompany items relate primarily to management services, referral fees and deposit rebates.

Summarized financial information concerning the Company’s reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

Segment Information

(in thousands)

	Three Months Ended September 30, 2010
	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated

Interest income	$129,591	$58	$3,297	$132,946
Interest expense	23,925	-	704	24,629

Net interest income	105,666	58	2,593	108,317
Provision for loan and lease losses	24,895	-	-	24,895
Non-interest income	2,263	2,683	7,187	12,133
Non-interest expense	77,480	3,474	4,216	85,170

Income (loss) before income taxes	5,554	(733)	5,564	10,385
Provision for (benefit from) income taxes	259	(291)	2,226	2,194

Net income (loss)	5,295	(442)	3,338	8,191
Preferred stock dividends	-	-	-	-
Dividends and undistributed earnings allocated to participating securities	18	-	-	18

Net earnings (loss) available to common shareholders	$5,277	$(442)	$3,338	$8,173

	Nine Months Ended September 30, 2010
	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated

Interest income	$348,478	$201	$9,240	$357,919
Interest expense	68,214	-	2,036	70,250

Net interest income	280,264	201	7,204	287,669
Provision for loan and lease losses	96,768	-	-	96,768
Non-interest income	40,159	8,655	13,948	62,762
Non-interest expense	208,806	10,373	10,695	229,874

Income (loss) before income taxes	14,849	(1,517)	10,457	23,789
(Benefit from) provision for income taxes	(1,175)	(598)	4,183	2,410

Net income (loss)	16,024	(919)	6,274	21,379
Preferred stock dividends	12,192	-	-	12,192
Dividends and undistributed earnings allocated to participating securities	49	-	-	49

Net (loss) earnings available to common shareholders	$3,783	$(919)	$6,274	$9,138

	Three Months Ended September 30, 2009
	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated

Interest income	$103,805	$46	$3,237	$107,088
Interest expense	24,463	-	863	25,326

Net interest income	79,342	46	2,374	81,762
Provision for loan and lease losses	52,108	-	-	52,108
Non-interest income	11,525	2,090	4,310	17,925
Non-interest expense	61,964	3,130	3,255	68,349

(Loss) income before income taxes	(23,205)	(994)	3,429	(20,770)
(Benefit from) provision for income taxes	(14,593)	(405)	1,372	(13,626)

Net (loss) income	(8,612)	(589)	2,057	(7,144)
Preferred stock dividends	3,225	-	-	3,225
Dividends and undistributed earnings allocated to participating securities	7	-	-	7

Net (loss) earnings available to common shareholders	$(11,844)	$(589)	$2,057	$(10,376)

	Nine Months Ended September 30, 2009
	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated

Interest income	$306,589	$76	$9,582	$316,247
Interest expense	77,267	-	2,816	80,083

Net interest income	229,322	76	6,766	236,164
Provision for loan and lease losses	140,531	-	-	140,531
Non-interest income	39,117	6,629	14,746	60,492
Non-interest expense	287,753	8,423	10,727	306,903

(Loss) income before income taxes	(159,845)	(1,718)	10,785	(150,778)
(Benefit from) provision for income taxes	(27,713)	(695)	4,314	(24,094)

Net (loss) income	(132,132)	(1,023)	6,471	(126,684)
Preferred stock dividends	9,632	-	-	9,632
Dividends and undistributed earnings allocated to participating securities	22	-	-	22

Net (loss) earnings available to common shareholders	$(141,786)	$(1,023)	$6,471	$(136,338)

(in thousands)

	September 30, 2010
	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated

Total assets	$11,238,787	$13,835	$280,349	$11,532,971
Total loans (covered and non-covered)	$6,333,237	$-	$205,499	$6,538,736
Total deposits	$9,278,234	$-	$23,106	$9,301,340

	December 31, 2009
	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated

Total assets	$9,127,104	$13,634	$240,634	$9,381,372
Total loans (covered and non-covered)	$5,807,214	$-	$192,053	$5,999,267
Total deposits	$7,432,647	$-	$7,787	$7,440,434

Note 15 – Fair Value Measurement

The following table presents estimated fair values of the Company’s financial instruments as of September 30, 2010 and December 31, 2009, whether or not recognized or recorded at fair value in the Condensed Consolidated Balance Sheets:

(in thousands)

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$1,064,040	$1,064,040	$605,413	$605,413
Trading securities	2,155	2,155	2,273	2,273
Securities available for sale	2,599,263	2,599,263	1,795,616	1,795,616
Securities held to maturity	5,108	5,183	6,061	6,136
Loans held for sale	57,407	57,407	33,715	33,715
Non-covered loans and leases, net	5,590,169	5,889,799	5,891,610	5,208,893
Covered loans and leases	840,469	871,053	-	-
Restricted equity securities	34,665	34,665	15,211	15,211
Mortgage servicing rights	13,454	13,454	12,625	12,625
Bank owned life insurance assets	89,315	89,315	86,853	86,853
FDIC indemnification asset	217,696	191,252	-	-
Derivatives	1,313	1,313	969	969
Visa Class B common stock	-	16,868	-	19,336

FINANCIAL LIABILITIES:
Deposits	$9,301,340	$9,322,455	$7,440,434	$7,440,631
Securities sold under agreement to repurchase	55,333	55,333	45,180	45,180
Term debt	268,256	295,415	76,274	77,130
Junior subordinated debentures, at fair value	80,146	80,146	85,666	85,666
Junior subordinated debentures, at amortized cost	102,946	64,661	103,188	69,194
Derivatives	255	255	133	133

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009:

(in thousands)

	Fair Value at September 30, 2010
Description	Total	Level 1	Level 2	Level 3
Trading securities
Obligations of states and political subdivisions	$582	$582	$-	$-
Equity securities	1,477	1,477	-	-
Other investments securities(1)	96	96	-	-
Available for sale securities
U.S. Treasury and agencies	119,392	-	119,392	-
Obligations of states and political subdivisions	230,251	-	230,251	-
Residential mortgage-backed securities and collateralized mortgage obligations	2,247,405	-	2,247,405	-
Other debt securities	159	-	159	-
Investments in mutual funds and other equity securities	2,056	-	2,056	-
Mortgage servicing rights, at fair value	13,454	-	-	13,454
Derivatives	1,313	-	1,313	-

Total assets measured at fair value	$2,616,185	$2,155	$2,600,576	$13,454

Junior subordinated debentures, at fair value	$80,146	$-	$-	$80,146
Derivatives	255	-	255	-

Total liabilities measured at fair value	$80,401	$-	$255	$80,146

(in thousands)

	Fair Value at December 31, 2009
Description	Total	Level 1	Level 2	Level 3
Trading securities
Obligations of states and political subdivisions	$693	$693	$-	$-
Equity securities	1,438	1,438	-	-
Other investments securities(1)	142	142	-	-
Available for sale securities
U.S. Treasury and agencies	11,794	-	11,794	-
Obligations of states and political subdivisions	211,825	-	211,825	-
Residential mortgage-backed securities and collateralized mortgage obligations	1,569,849	-	1,569,849	-
Other debt securities	159	-	159	-
Investments in mutual funds and other equity securities	1,989	-	1,989	-
Mortgage servicing rights, at fair value	12,625	-	-	12,625
Derivatives	969	-	969	-

Total assets measured at fair value	$1,811,483	$2,273	$1,796,585	$12,625

Junior subordinated debentures, at fair value	$85,666	$-	$-	$85,666
Derivatives	133	-	133	-

Total liabilities measured at fair value	$85,799	$-	$133	$85,666

(1)	Principally represents U.S. Treasury and agencies or residential mortgage-backed securities issued or guaranteed by governmental agencies.

The following methods were used to estimate the fair value of each class of financial instrument above:

Cash and Cash Equivalents - For short-term instruments, including cash and due from banks, and interest-bearing deposits with banks, the carrying amount is a reasonable estimate of fair value.

Securities - Fair values for investment securities are based on quoted market prices when available or through the use of alternative approaches, such as matrix or model pricing, or broker indicative bids, when market quotes are not readily accessible or available.

Loans Held For Sale - For loans held for sale, carrying value approximates fair value.

Non-covered Loans - Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, including commercial, real estate and consumer loans. Each loan category is further segregated by fixed and variable rate, performing and nonperforming categories. For variable rate loans, carrying value approximates fair value. Effective in the second quarter of 2010, the fair value of fixed rate loans is calculated by discounting contractual cash flows at rates which similar loans are currently being made. These amounts are discounted further by embedded probable losses expected to be realized in the portfolio.

Covered Loans - Covered loans are measured at estimated fair value on the date of acquisition. Subsequent to acquisition, the fair value of covered loans is measured using the same methodology as that of non-covered loans.

Restricted Equity Securities - The carrying value of restricted equity securities approximates fair value as the shares can only be redeemed by the issuing institution at par.

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

Deposits - The fair value of deposits with no stated maturity, such as non-interest-bearing deposits, savings and interest checking accounts, and money market accounts, is equal to the amount payable on demand as of September 30, 2010 and December 31, 2009. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law which, among other things, limits the ability for certain bank holding companies to treat trust preferred security debt issuances as Tier 1 capital. It is anticipated that this law may require many banks to raise new Tier 1 capital and would effectively close the trust-preferred securities markets from offering new issuances in the future. As a result of this legislation, our third-party pricing service noted that they are no longer to able to provide reliable fair value estimates related to these liabilities given the absence of observable or comparable transactions in the market place in recent history or as anticipated into the future. As a result, for the third quarter of 2010, Management evaluated current market conditions and determined that the 11.6% effective yield utilized to discount the junior subordinated debentures, and the related prices, to determine fair value as of March 31, 2010, continued to represent appropriate estimates the fair value of these liabilities as of September 30, 2010.

In the third quarter of 2010, the Company began utilizing a discounted cash flow model to measure these instruments at fair value, which will have the long-term effect of amortizing the cumulative fair value discount of $53.9 million as of September 30, 2010, over each junior subordinated debentures expected term, to eventually return the carrying value of these instruments to their notional values at their expected redemption dates. This will result in recognizing losses on junior subordinated debentures carried at fair value on quarterly basis within non-interest income. The Company will continue to monitor activity in the trust preferred markets to validate the 11.6% effective yield utilized. Observable activity in the junior subordinated debenture and related markets in future periods may change the effective rate used to discount these liabilities, and could result in additional fair value adjustments (gains or losses on junior subordinated debentures measured at fair value) above the periodic change in fair value under the effective yield method.

FDIC Indemnification Asset - The FDIC indemnification asset is calculated as the expected future cash flows under the loss-share agreement discounted by a rate reflective of the creditworthiness of the FDIC.

Derivative Instruments - The fair value of the derivative instruments is estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate.

Visa Class B Common Stock -The fair value of Visa Class B common stock is estimated by applying a 5% discount to the value of the unredeemed Class A equivalent shares. The discount is determined by a third-party and primarily represents the risk related to the further potential reduction of the conversion ratio between Class B and Class A shares and a liquidity risk premium.

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2010 and 2009. The amount included in the “Transfers into Level 3” column represents the beginning balance of an item in the period for which it is designated as a Level 3 fair value measure.

(in thousands)

Three months ended September 30,	Beginning Balance	Change included in earnings	Purchases and issuances	Sales and settlements	Transfers into Level 3	Ending Balance	Net change in unrealized gains or losses relating to items held at end of period
2010
Mortgage servicing rights	$12,895	$(1,057)	$1,616	$—	$—	$13,454	$(434)
Junior subordinated debentures	79,590	1,600	—	(1,044)	—	80,146	1,600
2009
Mortgage servicing rights	$—	$(802)	$1,723	$—	$10,631	$11,552	$(349)
Junior subordinated debentures	83,036	109	(1,153)	—	—	81,992	109

(in thousands)
Nine months ended September 30,	Beginning Balance	Change included in earnings	Purchases, issuances and settlements	Sales and settlements	Transfers into Level 3	Ending Balance	Net change in unrealized gains or losses relating to items held at end of period
2010
Mortgage servicing rights	$12,625	$(2,857)	$3,686	$—	$—	$13,454	$(1,697)
Junior subordinated debentures	85,666	(2,550)	—	(2,969)	—	80,146	(2,550)

2009
Mortgage servicing rights	$—	$(802)	$1,723	$—	$10,631	$11,552	$(349)
Junior subordinated debentures	92,520	(6,360)	(4,168)	—	—	81,992	(6,360)

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

Management believes that the credit risk adjusted spread being utilized is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt, and not as a result of changes to our entity-specific credit risk. The widening of the credit risk adjusted spread above the Company’s contractual spreads has primarily contributed to the positive fair value adjustments. Future contractions in the credit risk adjusted spread relative to the spread currently utilized to measure the Company’s junior subordinated debentures at fair value as of September 30, 2010, or the passage of time, will result in negative fair value adjustments. Generally, an increase in the credit risk adjusted spread and/or a decrease in the three month LIBOR swap curve will result in positive fair value adjustments. Conversely, a decrease in the credit risk adjusted spread and/or an increase in the three month LIBOR swap curve will result in negative fair value adjustments.

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

(in thousands)

	September 30, 2010
	Total	Level 1	Level 2	Level 3
Description
Investment securities, held to maturity
Residential mortgage-backed securities and collateralized mortgage obligations	$1,106	$-	$-	$1,106
Non-covered loans and leases	93,324	-	-	93,324
Non-covered other real estate owned	2,260	-	-	2,260
Covered other real estate owned	5,458	-	-	5,458

	$102,148	$-	$-	$102,148

	December 31, 2009
	Total	Level 1	Level 2	Level 3
Description
Investment securities, held to maturity
Residential mortgage-backed securities and collateralized mortgage obligations	$2,875	$-	$-	$2,875
Non-covered loans and leases	138,134	-	-	138,134
Goodwill	607,307	-	-	607,307
Other intangible assets, net	295			295
Non-covered other real estate owned	16,607	-	-	16,607

	$765,218	$-	$-	$765,218

The following table presents the losses resulting from nonrecurring fair value adjustments for the three and nine months ended September 30, 2010 and 2009:

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Investment securities, held to maturity
Residential mortgage-backed securities and collateralized mortgage obligations	$44	$4	$332	$9,520
Non-covered loans and leases	31,343	46,671	95,932	125,981
Goodwill	-	-	-	111,952
Non-covered other real estate owned	442	4,595	2,163	7,171
Covered other real estate owned	920	-	925	-

Total loss from nonrecurring measurements	$32,749	$51,270	$99,352	$254,624

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

The non-covered and covered other real estate owned amount above represents impaired real estate that has been adjusted to fair value. Non-covered other real estate owned represents real estate which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned is recorded at the lower of the carrying amount of the loan or fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Fair value adjustments on other real estate owned are recognized within net loss on real estate owned. The loss represents impairments on non-covered other real estate owned for fair value adjustments based on the fair value of the real estate.

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

Executive Overview

Significant items for the third quarter of 2010 were as follows:

•

Net income available to common shareholders per diluted common share was $0.07 and $0.09 for the three and nine months ended September 30, 2010, as compared to net loss available to common shareholders per diluted common share of $0.14 and $2.10 for the three and nine months ended September 30, 2009. Operating income per diluted common share, defined as earnings available to common shareholders before net loss (gain) on fair value of junior subordinated debentures, net of tax, goodwill impairment, bargain purchase gains, net of tax, and merger related expenses, net of tax, divided by the same diluted share total used in determining diluted earnings per common share, was $0.08 and $0.04 for the three and nine months ended September 30, 2010, as compared to operating loss per diluted common share of $0.15 and $0.47 for the three and nine months ended September 30, 2009. Operating income per diluted share is considered a “non-GAAP” financial measure. More information regarding this measurement and reconciliation to the comparable GAAP measurement is provided under the heading Results of Operations - Overview below.

•

Non-covered, non-performing assets decreased to $183.6 million, or 1.59% of total assets, as of September 30, 2010, as compared to $205.5 million, or 1.90% of total assets, as of June 30, 2010, and $223.6 million, or 2.38% of total assets, as of December 31, 2009. Non-covered non-performing loans decreased to $151.6 million, or 2.66% of total loans, as of September 30, 2010, as compared to $179.8 million, or 3.14% of total non-covered loans, as of June 30, 2010, and $199.0 million, or 3.32% of total non-covered loans, as of December 31, 2009. Non-accrual loans have been written-down to their estimated net realizable values.

•

Net charge-offs on non-covered loans were $30.0 million for the three months ended September 30, 2010, or 2.08% of average non-covered loans and leases (annualized), as compared to net charge-offs of $47.3 million, or 3.07% of average non-covered loans and leases (annualized), for the three months ended September 30, 2009. Non-covered net charge-offs were $95.7 million for the nine months ended September 30, 2010, or 2.20% of average non-covered loans and leases (annualized), as compared to net charge-offs of $133.3 million, or 2.91% of average non-covered loans and leases (annualized), for the nine months ended September 30, 2009.

•

The provision for non-covered loan and lease losses was $24.2 million and $96.1 million for the three and nine months ended September 30, 2010, as compared to the $52.1 million and $140.5 million recognized for the three and nine months ended September 30, 2009. This resulted from the decrease in net charge-offs and non-performing loans.

•

We recorded a loss of $0.6 million and a $5.5 million gain representing the change in fair value on our junior subordinated debentures measured at fair value in the three and nine months ended September 30, 2010, compared to gains of $982,000 and $10.2 million in the three and nine months ended September 30, 2009. The gains recognized during these periods primarily resulted from the widening of the credit risk adjusted rate spread above the Company’s contractual spreads.

•

Mortgage banking revenue was $7.1 million and $13.8 million for the three and nine months ended September 30, 2010, compared to $4.3 million and $14.6 million for the three and nine months ended September 30, 2009. Closed mortgage volume increased 46% in the current year-to-date over the prior year same period due to an increase in purchase and refinancing activity.

•

Net interest margin, on a tax equivalent basis, increased to 4.42% for the three months and 4.18% for the nine months ended September 30, 2010, compared to 4.05% and 4.11% for the same periods a year ago. The increase in net interest margin resulted from an increase in average covered loans outstanding, increased yields on the covered loan portfolios, declining costs of interest bearing deposits, partially offset by interest reversals of new non-accrual loans, a decline in non-covered loans outstanding, and the impact of holdings much higher levels of interest bearing cash. Excluding interest reversals on loans of $0.6 million and $2.3 million for the three and nine months ended September 30, 2010, net interest margin would have been 4.44% and 4.24%, respectively.

•

Total risk based capital increased to 17.59% as of September 30, 2010, compared to 17.16% as of December 31, 2009, due to the successful public stock offering completed in February 2010, partially offset by the redemption of preferred stock issued to the U.S. Treasury and growth in total assets from FDIC-assisted transactions.

•

Total gross non-covered loans and leases were $5.7 billion as of September 30, 2010, a decrease of $301.0 million, or 5.0%, as compared to December 31, 2009. This decrease is principally attributable to charge-offs of $102.7 million, transfers to other real estate owned of $29.9 million, and net non-covered loan paydowns and maturities of $144.3 million during the period.

•

Total deposits were $9.3 billion as of September 30, 2010, an increase of $1.9 billion, or 25.0%, as compared to December 31, 2009. Excluding the deposits acquired through the FDIC-assisted acquisitions, the annualized organic deposit growth rate was 15.2%.

•

Total consolidated assets were $11.5 billion as of September 30, 2010, representing an increase of $2.2 billion compared to December 31, 2009. The increase is primarily attributable to the FDIC-assisted acquisitions of EvergreenBank (“Evergreen”), Rainier Pacific Bank (“Rainier”), and Nevada Security Bank (“Nevada Security”) and organic growth in deposits year to date.

•	Cash dividends declared in the third quarter of 2010 were $0.05 per common share, consistent with the amounts declared since the fourth quarter of 2008.

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

Management believes that the ALLL was adequate as of September 30, 2010. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 81% of our non-covered loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses. Over the last several years, there has been deterioration in the residential development market which has led to an increase in non-performing loans and the allowance for loan and lease losses. A continued deterioration in this market or deterioration in other segments of our loan portfolio, such as commercial real estate or commercial construction, may lead to additional charges to the provision for loan and lease losses.

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

Valuation of Goodwill and Intangible Assets

At September 30, 2010, we had $680.9 million in goodwill and other intangible assets as a result of business combinations. Goodwill and other intangible assets with indefinite lives are not amortized but instead are periodically tested for impairment. Management performs an impairment analysis for the intangible assets with indefinite lives on an annual basis as of December 31. Additionally, goodwill and other intangible assets with indefinite lives are evaluated on an interim basis when events or circumstance indicate impairment potentially exists. The impairment analysis requires management to make subjective judgments. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures, technology, changes in discount rates and specific industry and market conditions. There can be no assurance that changes in circumstances, estimates or assumption may result in additional impairment of all, or some portion of, goodwill.

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

Acquired Loans

In accordance with FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, acquired loans are aggregated into pools based on individually evaluated common risk characteristics and aggregate expected cash flow were estimated for each pool. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. The Company aggregated all of the loans acquired in the FDIC-assisted acquisitions into different pools based on common risk characteristics. A loan will be removed from a pool of loans only if the loan is sold, foreclosed, assets are received in full satisfaction of the loan, or the loan is written off, and will be removed from the pool at its carrying value. If an individual loan is removed from a pool of loans, the difference between its relative carrying amount and its cash, fair value of the collateral, or other assets received will be recognized in income immediately and would not affect the effective yield used to recognize the accretable yield on the remaining pool. Loans originally placed into a performing pool will not be reported individually as 30-89 days past due, non-performing (90+ days past due or nonaccrual), or accounted for as a troubled debt restructuring as the pool is the unit of accounting. Rather, these metrics related to the underlying loans within a performing pool will be considered in our ongoing assessment and estimates of future cash flows. If, at acquisition, the loans are collateral dependent and acquired primarily for the rewards of ownership of the underlying collateral, or if cash flows expected to be collected cannot be reasonably estimated, accrual of income is inappropriate. Such loans will be placed into nonperforming (nonaccrual) loan pools.

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

In December 2009, FASB issued ASU No. 2009-18, Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This update codifies SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which was previously issued by FASB in June 2009 but was not included in the original codification. ASU 2009-18 eliminates FASB Interpretations 46(R) (“FIN 46(R)”) exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity (“VIE”). Under the revised guidance, the primary beneficiary of a VIE (party who must consolidate the VIE) is the enterprise that has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE, or the right to receive benefits of the VIE that could potentially be significant to the VIE. ASU 2009-18 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying FIN 46(R) provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. This statement requires additional disclosures regarding an entity’s involvement in a variable interest entity. This statement is effective for annual reporting periods beginning after November 15, 2009, and for interim periods therein. The Company has evaluated the impact of this guidance in regards to our involvement with variable interest entities. This guidance potentially impacts the accounting for our limited partnership equity investments in affordable housing development funds and real estate investment funds. In regards to affordable housing investments, the primary activities that most significantly impacts the VIE’s economic performance include leasing rental units at appropriate rent rates in compliance with low income housing restrictions and requirements, operating the rental property thereby generating income/loss from the partnership operations, and protecting the low income housing tax credits from recapture. As a limited partner, the Company generally does not participate in the control of the partnerships’ business, our involvement is limited to providing a stated amount of financial support (commitment or subscription) as stated within contractual agreements, and the primary purpose of the investment is to receive the tax attributes (tax credits) of the partnership. The general partner, which generally are a developer or non-profit organization, exercise the day-to-day control and management of the partnerships that most significantly impacts the VIE’s economic performance. In regards to the real estate investment funds, the primary activities that most significantly impacts the VIE’s economic performance include the development, financing, and leasing of real estate related properties, and ultimately finding a profitable exit from such investments. The Company’s involvement in these funds is as a limited minority interest partners. According to the terms of the partnerships, the general partners have exclusive control to manage the enterprise and power to direct activities that impact the VIE’s economic performance. The impact of adoption did not result in the Company consolidating or deconsolidating any variable interest entities as accounted for under previous guidance and, therefore, did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value. This update amends FASB ASC 820, Fair Value Measurements and Disclosure, in regards to the fair value measurement of liabilities. FASB ASC 820 clarifies that in circumstances in which a quoted price for a identical liability in an active market in not available, a reporting entity shall utilize one or more of the following techniques: i) the quoted price of the identical liability when traded as an asset, ii) the quoted price for a similar liability or a similar liability when traded as an asset, or iii) another valuation technique that is consistent with the principles of FASB ASC 820. In all instances a reporting entity shall utilize the approach that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs. Also, when measuring the fair value of a liability, a reporting entity shall not include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update was effective for the Company in the fourth quarter of 2009, and primarily affected our considerations related to our measurement of junior subordinated debentures carried at fair value. The adoption of FASB ASU 2009-05 did not have a material impact on the Company’s consolidated financial statements.

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

In March 2010, the FASB issued ASU No. 2010-11, Derivatives and Hedging (Topic 815) – Scope Exception Related to Embedded Credit Derivatives. The ASU eliminates the scope exception for bifurcation of embedded credit derivatives in interests in securitized financial assets, unless they are created solely by subordination of one financial instrument to another. The ASU is effective the first quarter beginning after June 15, 2010. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-18, Receivables (Topic 310) – Effect of a Loan Modification When the Loan Is Part of a Pool That is Accounted for as a Single Asset. This ASU clarifies that modifications of loans that are accounted for within a pool under Topic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. No additional disclosures are required with this ASU. The amendments in this ASU are effective for modifications of loans accounted for within pools under Topic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively and early application is permitted. Upon initial adoption of the guidance in this ASU, an entity may make a onetime election to terminate accounting for loans as a pool under Topic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The ASU expands existing disclosures to require an entity to provide additional information in their disclosures about the credit quality of their financing receivables and the credit reserves held against them. Specifically, entities will be required to present a roll forward of activity in the allowance for credit losses, the nonaccrual status of financing receivables by class of financing receivables, and impaired financing receivables by class of financing receivables, all on a disaggregated basis. The ASU also requires an entity to provide additional disclosures on credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables, the aging of past due financing receivables at the end of the reporting period by class of financing receivables, the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses, the nature and extent of financing receivables modified as troubled debt restructurings within the previous 12 months that defaulted during the reporting period by class of financing receivables and their effect on the allowance for credit losses, and significant purchases and sales of financing receivables during the reporting period disaggregated by portfolio segment. For public entities, the disclosures of period-end balances are effective for interim and annual reporting periods ending after December 15, 2010. For public entities, the disclosures of activity are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company is currently evaluating the impact of the ASU on the Company’s consolidated financial statements.

RESULTS OF OPERATIONS

OVERVIEW

For the three months ended September 30, 2010, net earnings available to common shareholders was $8.2 million, or $0.07 per diluted common share, as compared to net loss available to common shareholders of $10.4 million, or $0.14 per diluted common share for the three months ended September 30, 2009. For the nine months ended September 30, 2010, net earnings available to common shareholders was $9.1 million, or $0.09 per diluted common share, as compared to net loss available to common shareholders of $136.3 million, or $2.10 per diluted common share for the nine months ended September 30, 2009. The increase in net earnings available to common shareholders for the three months ended September 30, 2010 compared to the same period of the prior year is principally attributable to increased net interest income, decreased provision for non-covered loan and lease losses, and decreased preferred stock dividends, partially offset by increased non-interest expense and decreased non-interest income. The increase in net income for the nine months ended September 30, 2010 compared to the same period of the prior year is principally attributable to increased net interest income, increased non-interest income, decreased provision for loan losses, and decreased non-interest expense. Non-interest income includes a bargain purchase gain on acquisition in the first quarter of $8.5 million relating to the acquisition of Evergreen. We assumed certain assets and liabilities of Evergreen, Rainier, and Nevada Security on January 22, 2010, February 26, 2010, and June 18, 2010, respectively, and the results of the acquired operations are included in our financial results starting on January 23, 2010, February 27, 2010, and June 19, 2010, respectively.

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

The following table provides the reconciliation of earnings (loss) available to common shareholders (GAAP) to operating earnings (loss) (non-GAAP), and earnings (loss) per diluted common share (GAAP) to operating earnings (loss) per diluted share (non-GAAP) for the three and nine months ended September 30, 2010 and 2009:

Reconciliation of Net Earnings (Loss) Available to Common Shareholders to Operating Earnings (Loss)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net earnings (loss) available to common shareholders	$8,173	$(10,376)	$9,138	$(136,338)
Adjustments:
Net loss (gain) on junior subordinated debentures carried at fair value, net of tax	332	(589)	(3,320)	(6,104)
Bargain purchase gain on acquisitions, net of tax	-	-	(5,074)	-
Merger-related expenses, net of tax	986	-	3,431	164
Goodwill impairment	-	-	-	111,952

Operating earnings (loss)	$9,491	$(10,965)	$4,175	$(30,326)

Per diluted share:
Net earnings (loss) available to common shareholders	$0.07	$(0.14)	$0.09	$(2.10)
Adjustments:
Net loss (gain) on junior subordinated debentures carried at fair value, net of tax	-	(0.01)	(0.03)	(0.10)
Bargain purchase gain on acquisitions, net of tax	-	-	(0.05)	-
Merger-related expenses, net of tax	0.01	-	0.03	-
Goodwill impairment	-	-	-	1.73

Operating earnings (loss)	$0.08	$(0.15)	$0.04	$(0.47)

The following table presents the returns on average assets, average common shareholders’ equity and average tangible common shareholders’ equity for the three and nine months ended September 30, 2010 and 2009. For each of the periods presented, the table includes the calculated ratios based on reported net income (loss) available to common shareholders and operating income (loss) as shown in the table above. Our return on average common shareholders’ equity is negatively impacted as the result of capital required to support goodwill. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger-related intangible assets, we believe it beneficial to also consider the return on average tangible common shareholders’ equity. The return on average tangible common shareholders’ equity is calculated by dividing net earnings (loss)

available to common shareholders by average shareholders’ common equity less average goodwill and intangible assets, net (excluding MSRs). The return on average tangible common shareholders’ equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders’ equity.

Return on Average Assets, Common Shareholders’ Equity and Tangible Common Shareholders’ Equity

(dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Returns on average assets:
Net earnings (loss) available to common shareholders	0.29%	-0.45%	0.12%	-2.06%
Operating earnings (loss)	0.34%	-0.48%	0.05%	-0.46%

Returns on average common shareholders’ equity:
Net earnings (loss) available to common shareholders	1.95%	-3.19%	0.78%	-14.20%
Operating earnings (loss)	2.26%	-3.37%	0.36%	-3.16%

Returns on average tangible common shareholders’ equity:
Net earnings (loss) available to common shareholders	3.31%	-6.34%	1.36%	-32.21%
Operating earnings (loss)	3.84%	-6.70%	0.62%	-7.16%

Calculation of average common tangible shareholders’ equity:
Average common shareholders’ equity	$1,661,701	$1,291,218	$1,566,833	$1,283,476
Less: average goodwill and other intangible assets, net	(681,476)	(642,315)	(670,492)	(717,509)

Average tangible common shareholders’ equity	$980,225	$648,903	$896,341	$565,967

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

The following table provides a reconciliation of ending shareholders’ equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of September 30, 2010 and December 31, 2009:

Reconciliations of Total Shareholders’ Equity to Tangible Common Shareholders’ Equity and Total Assets to Tangible Assets

(dollars in thousands)

	September 30, 2010	December 31, 2009
Total shareholders’ equity	$1,651,714	$1,566,517
Subtract:
Preferred Stock	-	204,335
Goodwill and other intangible assets, net	680,893	639,634

Tangible common shareholders’ equity	$970,821	$722,548

Total assets	$11,532,971	$9,381,372
Subtract:
Goodwill and other intangible assets, net	680,893	639,634

Tangible assets	$10,852,078	$8,741,738

Tangible common equity ratio	8.95%	8.27%

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although we believe these non-GAAP financial measure are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

NET INTEREST INCOME

Net interest income is the largest source of our operating income. Net interest income for the three months ended September 30, 2010 was $108.3 million, an increase of $26.6 million or 32% compared to the same period in 2009. Net interest income for the three months ended September 30, 2010 was negatively impacted by the $569,000 reversal of interest income on loans during the quarter. Net interest income for the nine months ended September 30, 2010 was $287.7 million, an increase of $51.5 million or 22% compared to the same period in 2009. Net interest income for the nine months ended September 30, 2010 was negatively impacted by the $2.3 million reversal of interest income on loans during the period. The results for the three and nine months ended September 30, 2010 as compared to the same period in 2009 are attributable to growth in outstanding average interest-earning assets, primarily covered loans and investment securities, partially offset by growth in interest-bearing liabilities, primarily time deposits, and an increase in net interest margin. In addition to organic growth, the FDIC-assisted purchase and assumption of certain assets and liabilities of Evergreen, Rainier, and Nevada Security, which were completed on January 22, 2010, February 26, 2010, and June 18, 2010, respectively, contributed to the increase in assets and liabilities in the three and nine months ended September 30, 2010 over the same periods in 2009.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax-equivalent basis was 4.42% for the three months ended September 30, 2010, an increase of 37 basis points as compared to the same period in 2009. The increase in net interest margin primarily resulted from an increase in average covered loans outstanding, increased yield on the covered loan portfolio as a result of payoffs ahead of expectations, and a decrease in our interest expense to earning assets of 25 basis points due to declining costs of interest bearing deposits, partially offset by the interest reversals of new non-accrual loans (contributing to a 2 basis point decline), a decline in non-covered loans outstanding, the impact of holding much higher levels of interest bearing cash with the Federal Reserve Bank (at 25 basis points), and the purchase of short-term, low-yielding investment securities during the quarter.

The net interest margin on a fully tax-equivalent basis was 4.18% for the nine months ended September 30, 2010, an increase of 7 basis points as compared to the same period in 2009. The increase in net interest margin primarily resulted from an increase in average covered loans outstanding, increased yield on the covered loan portfolio as a result of payoffs ahead of expectations, and a decrease in our interest expense to earning assets of 36 basis points due to declining costs of interest bearing deposits, partially offset by the interest reversals of new non-accrual loans (contributing to a 3 basis point decline), a decline in non-covered loans outstanding, and the impact of holding much higher levels of interest bearing cash with the Federal Reserve Bank (at 25 basis points).

Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds. The following tables present condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three and nine months ended September 30, 2010 and 2009:

Average Rates and Balances (Quarterly)

(dollars in thousands)

	Three months ended September 30, 2010			Three months ended September 30, 2009
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Non-covered loans and leases (1)	$5,764,517	$83,829	5.77%	$6,151,061	$89,474	5.77%
Covered loans and leases (2)	847,704	28,823	13.49%	-	-	NA
Taxable securities	1,984,672	17,427	3.51%	1,458,333	15,387	4.22%
Non-taxable securities (3)	230,815	3,294	5.71%	203,676	2,982	5.86%
Temporary investments and interest bearing deposits	993,092	646	0.26%	291,214	207	0.28%

Total interest earning assets	9,820,800	134,019	5.41%	8,104,284	108,050	5.29%
Allowance for loan and lease losses	(107,179)			(96,843)
Other assets	1,446,900			1,092,966

Total assets	$11,160,521			$9,100,407

INTEREST-BEARING LIABILITIES:
Interest bearing checking and savings accounts	$4,587,101	$8,870	0.77%	$3,374,314	$8,185	0.96%
Time deposits	2,757,972	11,043	1.59%	2,491,784	13,947	2.22%
Federal funds purchased and repurchase agreements	53,885	136	1.01%	60,036	163	1.08%
Term debt	281,571	2,533	3.57%	98,857	917	3.68%
Junior subordinated debentures	182,530	2,047	4.45%	186,246	2,114	4.50%

Total interest-bearing liabilities	7,863,059	24,629	1.24%	6,211,237	25,326	1.62%
Non-interest-bearing deposits	1,565,525			1,325,328
Other liabilities	70,236			69,177

Total liabilities	9,498,820			7,605,742
Preferred equity	0			203,447
Common equity	1,661,701			1,291,218

Total liabilities and shareholders’ equity	$11,160,521			$9,100,407

NET INTEREST INCOME (3)		$109,390			$82,724

NET INTEREST SPREAD			4.17%			3.67%
AVERAGE YIELD ON EARNING ASSETS (1), (2), (3)			5.41%			5.29%
INTEREST EXPENSE TO EARNING ASSETS			0.99%			1.24%

NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2), (3)			4.42%			4.05%

(1)	Non-covered non-accrual loans and mortgage loans held for sale are included in the average balance.
(2)	Covered non-accrual loans are included in the average balance.
(3)	Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1.1 million and $962,000 for the three months ended September 30, 2010 and 2009, respectively.

Average Rates and Balances (Year-to-Date)

(dollars in thousands)

	Nine months ended September 30, 2010			Nine months ended September 30, 2009
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Non-covered loans and leases (1)	$5,851,506	$252,866	5.78%	$6,155,922	$266,587	5.79%
Covered loans and leases (2)	638,293	47,734	10.00%	-	-	N/A
Taxable securities	1,742,463	49,074	3.76%	1,299,791	43,647	4.48%
Non-taxable securities (3)	228,000	9,859	5.76%	195,492	8,501	5.80%
Temporary investments and interest bearing deposits	841,529	1,590	0.25%	129,118	258	0.27%

Total interest earning assets	9,301,791	361,123	5.19%	7,780,323	318,993	5.48%
Allowance for loan and lease losses	(101,901)			(95,224)
Other assets	1,339,877			1,169,583

Total assets	$10,539,767			$8,854,682

INTEREST-BEARING LIABILITIES:
Interest bearing checking and savings accounts	$4,184,601	$23,788	0.76%	$3,247,086	$24,079	0.99%
Time deposits	2,642,178	33,377	1.69%	2,360,003	44,473	2.52%
Federal funds purchased and repurchase agreements	50,328	382	1.02%	62,378	527	1.13%
Term debt	259,428	6,832	3.52%	147,850	3,935	3.56%
Junior subordinated debentures	184,541	5,871	4.25%	192,277	7,069	4.91%

Total interest-bearing liabilities	7,321,076	70,250	1.28%	6,009,594	80,083	1.78%
Non-interest-bearing deposits	1,497,110			1,294,005
Other liabilities	63,630			64,712

Total liabilities	8,881,816			7,368,311
Preferred equity	91,118			202,895
Common equity	1,566,833			1,283,476

Total liabilities and shareholders’ equity	$10,539,767			$8,854,682

NET INTEREST INCOME (3)		$290,873			$238,910

NET INTEREST SPREAD			3.91%			3.70%

AVERAGE YIELD ON EARNING ASSETS (1), (2), (3)			5.19%			5.48%
INTEREST EXPENSE TO EARNING ASSETS			1.01%			1.37%

NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2), (3)			4.18%			4.11%

(1)	Non-accrual loans and mortgage loans held for sale are included in the average balance.
(2)	Covered non-accrual loans are included in the average balance.
(3)	Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $3.2 million and $2.7 million for the nine months ended September 30, 2010 and 2009, respectively.

The following tables set forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three and nine months ended September 30, 2010 as compared to the same period in 2009. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Rate/Volume Analysis

(in thousands)

	Three months ended September 30, 2010 compared to 2009
	Increase (decrease) in interest income and expense due to changes in
	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Non-covered loans and leases	$(5,621)	$(24)	$(5,645)
Covered loans and leases	28,823	-	28,823
Taxable securities	4,918	(2,878)	2,040
Non-taxable securities (1)	389	(77)	312
Temporary investments and interest bearing deposits	458	(19)	439

Total (1)	28,967	(2,998)	25,969

INTEREST-BEARING LIABILITIES:
Interest bearing checking and savings accounts	2,560	(1,875)	685
Time deposits	1,373	(4,277)	(2,904)
Repurchase agreements and federal funds	(16)	(11)	(27)
Term debt	1,645	(29)	1,616
Junior subordinated debentures	(42)	(25)	(67)

Total	5,520	(6,217)	(697)

Net increase in net interest income (1)	$23,447	$3,219	$26,666

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

Rate/Volume Analysis (Year-to-Date)

(in thousands)

	Nine months ended September 30, 2010 compared to 2009
	Increase (decrease) in interest income and expense due to changes in
	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Non-covered loans and leases	$(13,156)	$(565)	$(13,721)
Covered loans and leases	47,734	-	47,734
Taxable securities	13,238	(7,811)	5,427
Non-taxable securities (1)	1,406	(48)	1,358
Temporary investments and interest bearing deposits	1,347	(15)	1,332

Total (1)	50,569	(8,439)	42,130

INTEREST-BEARING LIABILITIES:
Interest bearing checking and savings accounts	6,055	(6,346)	(291)
Time deposits	4,851	(15,947)	(11,096)
Repurchase agreements and federal funds	(94)	(51)	(145)
Term debt	2,938	(41)	2,897
Junior subordinated debentures	(275)	(923)	(1,198)

Total	13,475	(23,308)	(9,833)

Net increase in net interest income (1)	$37,094	$14,869	$51,963

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

PROVISION FOR LOAN AND LEASE LOSSES

The provision for non-covered loan and lease losses was $24.2 million and $96.1 million for the three and nine months ended September 30, 2010, respectively, compared to $52.1 million and $140.5 million for the same periods in 2009. As an annualized percentage of average outstanding loans, the provision for loan losses recorded for the three and nine months ended September 30, 2010 was 1.68% and 2.21% respectively, as compared to 3.38% and 3.07% in the same periods in 2009.

The decrease in the provision for non-covered loan and lease losses in the nine months ended September 30, 2010 as compared to the same period in 2009 is attributable to a reduction in downgrades within the portfolio, an easing in the velocity of declining real estate values in our markets and the resulting impact on our commercial real estate and commercial construction portfolio, and the decrease in net charge-offs during the period.

The Company recognizes the charge-off of impairment reserves on impaired loans in the period they arise for collateral dependent loans. Therefore, the non-covered non-accrual loans of $139.7 million as of September 30, 2010 have already been written-down to their estimated fair value, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices. Depending on the characteristics of a loan, the fair value of collateral is estimated by obtaining external appraisals.

The provision for non-covered loan and lease losses is based on management’s evaluation of inherent risks in the loan portfolio and a corresponding analysis of the allowance for loan and lease losses. Additional discussion on loan quality, our procedures to measure loan impairment, and the allowance for loan and lease losses is provided under the heading Asset Quality and Non-Performing Assets below.

The provision for covered loan and lease losses for the three and nine months ended September 30, 2010 was $667,000. Provisions for covered loan and leases are recognized subsequent to acquisition to the extent it is probable we will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimate after acquisition, considering both the timing and amount of those expected cash flows. Provisions may be required when determined losses of unpaid principal incurred exceed previous loss expectations to-date, or future cash flows previously expected to be collectible are no longer probable of collection. Provisions for covered loan and lease losses, excluding amounts advanced subsequent to acquisition, are not reflected in the allowance for loan and lease losses, rather as a valuation allowance netted against the carrying value of the covered loan and lease balance accounted for under ASC 310-30, in accordance with the guidance.

NON-INTEREST INCOME

Non-interest income for the three months ended September 30, 2010 was $12.1 million, a decrease of $5.8 million, or 32%, as compared to the same period in 2009. Non-interest income for the nine months ended September 30, 2010 was $62.8 million, an increase of $2.3 million, or 4%, as compared to the same period in 2009. The following table presents the key components of non-interest income for the three and nine months ended September 30, 2010 and 2009:

Non-Interest Income

(dollars in thousands)

	Three months ended September 30,				Nine months ended September 30,
	2010	2009	Change Amount	Change Percent	2010	2009	Change Amount	Change Percent
Service charges on deposit accounts	$8,756	$8,542	$214	3%	$26,706	$24,565	$2,141	9%
Brokerage commissions and fees	2,609	1,993	616	31%	8,387	5,117	3,270	64%
Mortgage banking revenue, net	7,138	4,288	2,850	66%	13,825	14,617	(792)	-5%
Gain (loss) on investment securities, net	2,287	158	2,129	1347%	1,999	(1,077)	3,076	-286%
(Loss) gain on junior subordinated debentures carried at fair value	(554)	982	(1,536)	-156%	5,534	10,173	(4,639)	-46%
Bargain purchase gain on acquisition	-	-	-	NM	8,456	-	8,456	NM
Change in FDIC indemnification asset	(11,948)	-	(11,948)	NM	(11,075)	-	(11,075)	NM
Other income	3,845	1,962	1,883	96%	8,930	7,097	1,833	26%

Total	$12,133	$17,925	$(5,792)	-32%	$62,762	$60,492	$2,270	4%

NM - Not meaningful

The increase in deposit service charges in the three and nine months ended September 30, 2010 over the same periods in 2009 is attributable to increased non-sufficient funds and overdraft fee income in the current period due to higher average overdraft balances and due to increased deposit service charges related to the deposits acquired in the Rainier, Evergreen and Nevada Security acquisitions.

Brokerage commissions and fees for the three and nine months ended September 30, 2010 increased 31% and 64% as a result of the increase in financial advisors and assets under management at Umpqua Investments.

Mortgage banking revenue for the three and nine months ended September 30, 2010 increased due to an increase in purchase and refinancing activity, compared to the same period of the prior year. Closed mortgage volume for the nine months ended September 30, 2010 was $232.0 million, representing a 46% increase compared to the same period of the prior year. The current low mortgage interest rate environment contributed to a $1.1 million decline in fair value on the mortgage servicing right (“MSR”) asset in the current quarter, compared to a $802,000 decline in fair value recognized in the same period prior year. For the nine months ended September 30, 2010, the decline in the fair value on the MSR asset was $2.9 million, compared to a $2.6 million decline in fair value recognized in the same period of the prior year.

For the three and nine months ended September 30, 2010, we recorded a loss of $554,000 and a gain of $5.5 million, respectively, as compared to gains of $982,000 and $10.2 million, respectively for the three and nine months ended September 30, 2009, resulting from the change in fair value of the junior subordinated debentures recorded at fair value. Additional information on the junior subordinated debentures carried at fair value is included in Note 8 of the Notes to Condensed Consolidated Financial Statements and under the heading Junior Subordinated Debentures.

A bargain purchase gain of $8.5 million represents the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed in the Evergreen acquisition.

The change in FDIC indemnification asset represents a decrease in cash flows expected to be recoverable under the loss-share agreements entered into with the FDIC in connection with the Evergreen, Rainier, and Nevada Security FDIC-assisted acquisitions.

Other income for the three months and nine months ended September 30, 2010 increased $1.9 million compared to the same periods in the prior year, attributable primarily to various sundry recoveries.

NON-INTEREST EXPENSE

Non-interest expense for the three months ended September 30, 2010 was $85.2 million, an increase of $16.8 million, or 25%, as compared to the same period in 2009. Non-interest expense for the nine months ended September 30, 2010 was $229.9 million, a decrease of $77.0 million, or 25%, as compared to the same period in 2009. The following table presents the key elements of non-interest expense for the three and nine months ended September 30, 2010 and 2009:

Non-Interest Expense

(dollars in thousands)

	Three months ended September 30,				Nine months ended September 30,
	2010	2009	Change Amount	Change Percent	2010	2009	Change Amount	Change Percent
Salaries and employee benefits	$42,964	$31,583	$11,381	36%	$118,808	$94,697	$24,111	25%
Net occupancy and equipment	11,448	9,937	1,511	15%	33,596	29,266	4,330	15%
Communications	2,480	1,806	674	37%	7,300	5,398	1,902	35%
Marketing	2,468	1,157	1,311	113%	5,191	3,596	1,595	44%
Services	5,507	5,210	297	6%	16,253	15,942	311	2%
Supplies	1,177	920	257	28%	2,906	2,559	347	14%
FDIC assessments	3,910	3,321	589	18%	10,909	12,645	(1,736)	-14%
Net (gain) loss on other real estate owned	(317)	8,641	(8,958)	-104%	1,042	14,110	(13,068)	-93%
Intangible amortization	1,356	1,319	37	3%	4,032	4,043	(11)	0%
Goodwill impairment	-	-	-	NM	-	111,952	(111,952)	-100%
Merger related expenses	1,643	-	1,643	100%	5,718	273	5,445	1995%
Other expenses	12,534	4,455	8,079	181%	24,119	12,422	11,697	94%

Total	$85,170	$68,349	$16,821	25%	$229,874	$306,903	$(77,029)	-25%

Salaries and employee benefits costs increased $11.4 million in the three months ending September 30, 2010, as compared to the same period prior year. Approximately $4.4 million of the increase is the result of the acquisition of Rainier, Evergreen, and Nevada Security, variable mortgage compensation based on increase volume and revenue, and the remainder primarily results from the increase in full-time equivalent employees. Salaries and employee benefits costs increased $24.1 million in the nine months ending September 30, 2010, as compared to the same period prior year. Approximately $9.8 million of the increase is the result of the acquisition of Rainier, Evergreen, and Nevada Security, variable mortgage compensation based on increase volume and revenue, and the remainder primarily results from the increase in full-time equivalent employees.

Net occupancy and equipment expense increased for the three and nine months ended September 30, 2010, as compared to the same periods in the prior year. Approximately $570,000 for the three months ended, and $2.1 million for the nine months ended September 30, 2010 of the increase is the result of the cost of operating new locations through the acquisition of Rainier, Evergreen and Nevada Security. The remainder of the increase is primarily attributed to the expansion into new locations since the prior year.

FDIC assessments increased for the three months and decreased for the nine months ending September 30, 2010 as compared to the same periods of the prior year. The increase for the three months ending resulted primarily from deposit growth resulting from FDIC-assisted acquisitions. The decrease for the nine months ending resulted from the $4.0 million special assessment incurred in the second quarter of 2009, partially offset by the industry wide increase in the assessment rate, organic deposit growth, and deposit growth resulting from the FDIC-assisted acquisitions.

We incur significant expenses in connection with the completion and integration of bank acquisitions that are not capitalizable. Classification of expenses as merger-related is done in accordance with the provisions of a Board-approved policy. The merger-related expenses incurred in 2010 relate primarily to the FDIC-assisted acquisitions of Evergreen, Rainier, and Nevada Security.

The slowdown in the housing industry, which has continued to detrimentally affect our residential development portfolio, has led to a continued elevated level of foreclosures on residential development related properties and movement of the properties into other real estate owned (“OREO”). Through the first quarter of 2010, declines in the market values of these properties after foreclosure have resulted in additional losses on the sale of the properties or by valuation adjustments. However, in the three months ended September 30, 2010, the company recognized gains on OREO of $317,000 as compared to losses of $8.6 million in the same period a year ago. For the nine months ended September 30, 2010, losses were $1.0 million compared to losses of $14.1 million in the same period of the prior year. Included within the results for the three and nine months ended September 30, 2010, the Company recognized gains on sale of covered OREO properties of $3.4 million, representing proceeds received in excess of their estimated acquisition date fair values. As the estimated credit losses realized on these properties were less than originally anticipated at acquisition date, there is a corresponding decrease in non-interest income within the Change in FDIC indemnification asset line item representing the reduction of anticipated covered credit losses.

Other expenses increased $8.1 million and $11.7 million in the three months and nine months ending September 30, 2010, as compared to the same periods prior year. The increase primarily relates to non-recurring professional fees and severance costs and increase in variable expenses related to the mortgage banking division, as well as various other growth initiatives underway.

INCOME TAXES

Our consolidated effective tax rate as a percentage of pre-tax income for the three and nine months ended September 30, 2010 was 21.1% and 10.1%, respectively, as compared to 65.6% and 16.0%, respectively for the three and nine months ended September 30, 2009. The effective tax rates differed from the federal statutory rate of 35% and the apportioned state rate of 5.7% (net of the federal tax benefit) principally because of non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities, tax credits arising from low income housing investments, and Business Energy tax credits.

FINANCIAL CONDITION

INVESTMENT SECURITIES

Trading securities consist of securities held in inventory by Umpqua Investments for sale to its clients and securities invested in trust for the benefit of certain executives or former employees of acquired institutions as required by agreements. Trading securities were $2.2 million at September 30, 2010, as compared to $2.3 million at December 31, 2009. This decrease is principally attributable to a decrease in Umpqua Investments’ inventory of trading securities.

Investment securities available for sale were $2.6 billion as of September 30, 2010 compared to $1.8 billion at December 31, 2009. Investment securities available for sale of $53.0 million assumed in the Evergreen, Rainier, and Nevada Security acquisitions, purchases of $1.0 billion of investment securities available for sale, and an increase in fair value of investments securities available for sale of $18.0 million were partially offset by paydowns of $260.8 million and amortization of net purchase price premiums of $11.8 million.

Investment securities held to maturity were $5.1 million as of September 30, 2010 as compared to holdings of $6.1 million at December 31, 2009. The change primarily relates to paydowns and maturities of investment securities held to maturity of $1.1 million.

The following table presents the available for sale and held to maturity investment securities portfolio by major type as of September 30, 2010 and December 31, 2009:

Investment Securities Composition

(dollars in thousands)

	Investment Securities Available for Sale
	September 30, 2010		December 31, 2009
	Fair Value	%	Fair Value	%
U.S. Treasury and agencies	$119,392	5%	$11,794	1%
Obligations of states and political subdivisions	230,251	9%	211,825	12%
Residential mortgage-backed securities and collateralized mortgage obligations	2,247,405	86%	1,569,849	87%
Other debt securities	159	0%	159	0%
Investments in mutual funds and other equity securities	2,056	0%	1,989	0%

Total	$2,599,263	100%	$1,795,616	100%

	Investment Securities Held to Maturity
	September 30, 2010		December 31, 2009
	Amortized Cost	%	Amortized Cost	%
Obligations of states and political subdivisions	$2,595	51%	$3,216	53%
Residential mortgage-backed securities and collateralized mortgage obligations	2,513	49%	2,845	47%

Total	$5,108	100%	$6,061	100%

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

The following tables present the OTTI losses for the three and nine months ended September 30, 2010 and 2009 in the held to maturity portfolio:

(in thousands)

	Three months ended September 30, 2010		Three months ended September 30, 2009
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total other-than-temporary impairment losses	$37	$—	$—	$—
Portion of other-than-temporary impairment losses transferred from (recognized in) other comprehensive income (1)	7	—	4	—

Net impairment losses recognized in earnings (2)	$44	$—	$4	$—

	Nine months ended September 30, 2010		Nine months ended September 30, 2009
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total other-than-temporary impairment losses	$42	$—	$12,253	$239
Portion of other-than-temporary impairment losses transferred from (recognized in) other comprehensive income (1)	290	—	(2,733)	—

Net impairment losses recognized in earnings (2)	$332	$—	$9,520	$239

(1)	Represents other-than-temporary impairment losses related to all other factors.
(2)	Represents other-than-temporary impairment losses related to credit losses.

The OTTI recognized on investment securities held to maturity relates to non-agency collateralized mortgage obligations for all periods presented. Each of these securities holds various levels of credit subordination. The underlying mortgage loans of these securities were originated from 2003 through 2007. At origination, the weighted average loan-to-value of the underlying mortgages was 69%; the underlying borrowers had weighted average FICO scores of 731, and 59% were limited documentation loans. These securities were valued by third-party pricing services using matrix or model pricing methodologies and were corroborated by broker indicative bids. We estimated the cash flows of the underlying collateral for each security considering credit, interest and prepayment risk models that incorporate management’s estimate of projected key assumptions including prepayment rates, collateral default rates and loss severity. Assumptions utilized vary from security to security, and are influenced by factors such as loan interest rates, geographic location, borrower characteristics and vintage, and historical experience. We then used a third party to obtain information about the structure of each security, including subordination and other credit enhancements, in order to determine how the underlying collateral cash flows will be distributed to each security issued in the structure. These cash flows were then discounted at the interest rate used to recognize interest income on each security. We review the actual collateral performance of these securities on a quarterly basis and update the inputs as appropriate to determine the projected cash flows. The following table presents a summary of the significant inputs utilized to measure management’s estimate of the credit loss component on these non-agency collateralized mortgage obligations as of September 30, 2010:

	Range		Weighted Average
	Minimum	Maximum
Constant prepayment rate	4.0%	25.0%	14.9%
Collateral default rate	8.0%	45.0%	16.8%
Loss severity	20.0%	50.0%	34.6%

Gross unrealized losses in the available for sale investment portfolio was $7.1 million at September 30, 2010. This consisted primarily of unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations of $7.0 million. The unrealized losses were primarily caused by interest rate increases subsequent to the purchase of the securities, and not credit quality. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. Additional information about the investment portfolio is provided in Note 3 of the Notes to Condensed Consolidated Financial Statements.

RESTRICTED EQUITY SECURITIES

Restricted equity securities were $34.7 million at September 30, 2010 and $15.2 million at December 31, 2009. The increase of $19.5 million is attributable to the FDIC-assisted acquisitions of Evergreen, Rainier, and Nevada Security. Of the $34.7 million at September 30, 2010, $33.4 million represent the Bank’s investment in the Federal Home Loan Banks (“FHLB”) of Seattle and San Francisco, respectively. FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par. The remaining restricted equity securities represent investments in Pacific Coast Bankers’ Bancshares stock.

Although as of September 30, 2010, the FHLB of Seattle complies with all of its regulatory requirements (including the risk-based capital requirement), it remains classified as “undercapitalized” by the Federal Housing Finance Agency (“Finance Agency”).

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

Under Finance Agency regulations, a FHLB that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock in excess of what is required for members’ current loans. Moody’s Investors Service (Moody’s) current assessment of the FHLB’s portfolios indicates that the true economic losses embedded in these securities are significantly less than the accounting impairments would suggest and are manageable given the FHLB’s capital levels. According to Moody’s, the large difference between the expected economic losses and the mark-to-market impairment losses for accounting purposes is attributed to market illiquidity, de-leveraging and stress in the credit market in general. The FHLBs have access to the U.S. Government-Sponsored Enterprise Credit Facility, a secured lending facility that serves as a liquidity backstop, substantially reducing the likelihood that the FHLBs would need to sell securities to raise liquidity and, thereby, cause the realization of large economic losses. Moody’s has stated that their Aaa senior debt rating and Prime-1 short-term debt rating for the FHLB system are likely to remain unchanged based on expectations that the FHLBs have a very high degree of government support. Moody’s rating of the FHLB of Seattle as Aaa with stable outlook was reaffirmed in May 2009 and Standard and Poors rating of AA+ was reaffirmed in July 2010. Based on the above, the Company has determined there is not an other-than-temporary impairment on the FHLB stock investment as of September 30, 2010.

LOANS AND LEASES

Non-covered loans and leases

Total non-covered loans and leases outstanding at September 30, 2010 were $5.7 billion, a decrease of $301.0 million as compared to year-end 2009. This decrease is principally attributable to charge-offs of $102.7 million and transfers to other real estate owned of $29.9 million, and loan paydowns and maturities, net of non-covered loan paydowns of $144.3 million during the period. The following table presents the concentration distribution of our non-covered loan portfolio at September 30, 2010 and December 31, 2009. The classification of non-covered loan balances presented is reported in accordance with the regulatory reporting requirements.

Non-covered Loan Concentrations

(dollars in thousands)

	September 30, 2010		December 31, 2009
	Amount	Percentage	Amount	Percentage
Construction and development	$453,248	8.0%	$618,476	10.3%
Farmland	106,310	1.9%	110,106	1.9%
Home equity credit lines	265,278	4.7%	267,963	4.5%
Single family first lien mortgage	255,176	4.5%	236,362	3.9%
Single family second lien mortgage	20,993	0.4%	23,609	0.4%
Multifamily	212,036	3.7%	198,724	3.3%
Commercial real estate	3,319,074	58.2%	3,372,581	56.2%

Total real estate secured	4,632,115	81.4%	4,827,821	80.5%
Commercial and industrial	914,111	15.9%	1,016,803	16.9%
Agricultural production	77,329	1.4%	73,472	1.2%
Consumer	36,596	0.6%	35,212	0.6%
Leases	32,428	0.6%	34,528	0.6%
Other	16,620	0.3%	22,832	0.4%
Deferred loan fees, net	(10,932)	-0.2%	(11,401)	-0.2%

Total non-covered loans	$5,698,267	100.0%	$5,999,267	100.0%

Due to the impact of the continuing housing market downturn on our residential development loan portfolio, discussion of and tables related to this non-covered loan segment is provided under the heading Asset Quality and Non-Performing Assets below.

Covered loans and leases

Total covered loans and leases outstanding at September 30, 2010 were $840.5 million. The following table presents the concentration distribution of our covered loan portfolio at September 30, 2010. The classification of covered loan balances presented is reported in accordance with the regulatory reporting requirements.

Covered Loan Concentrations

(dollars in thousands)

	September 30, 2010
	Amount	Percentage
Construction and development	$59,442	7.0%
Farmland	-	0.0%
Home equity credit lines	27,688	3.3%
Single family first lien mortgage	60,103	7.2%
Single family second lien mortgage	16,399	2.0%
Multifamily	140,038	16.7%
Commercial real estate	451,420	53.6%

Total real estate secured	755,090	89.8%
Commercial and industrial	74,093	8.9%
Consumer	11,248	1.3%
Other	38	0.0%

Total covered loans	$840,469	100.0%

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

ASSET QUALITY AND NON-PERFORMING ASSETS

Non-covered loans and leases

Non-covered non-performing loans, which include non-covered non-accrual loans and non-covered accruing loans past due over 90 days, totaled $151.6 million, or 2.66% of non-covered total loans, at September 30, 2010, as compared to $199.0 million, or 3.32% of total non-covered loans, at December 31, 2009. Non-covered non-performing assets, which include non-covered non-performing loans and non-covered foreclosed real estate (“other real estate owned”), totaled $183.6 million, or 1.59% of total assets, as of September 30, 2010, as compared to $223.6 million, or 2.38% of total assets, as of December 31, 2009.

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

Non-covered loans are classified as non-accrual when collection of principal or interest is doubtful—generally if they are past due as of maturity or payment of principal or interest by 90 days or more—unless such loans are well-secured and in the process of collection. Additionally, all non-covered loans that are impaired are considered for non-accrual status. Non-covered loans placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospects for future payments in accordance with the loan agreement appear relatively certain.

Upon acquisition of real estate collateral, typically through the foreclosure process, we promptly begin to market the property for sale. If we do not begin to receive offers or indications of interest we will analyze the price and review market conditions to assess whether a lower price reflects the market value of the property and would enable us to sell the property. In addition, we update appraisals on other real estate owned property six to nine months after the most recent appraisal. Increases in valuation adjustments recorded in a period are primarily based on i) updated appraisals received during the period, or ii) management’s authorization to reduce the selling price of the property during the period. Unless a current appraisal is available, an appraisal will be ordered prior to a loan moving to other real estate owned. Foreclosed properties held as other real estate owned are recorded at the lower of the recorded investment in the loan or market value of the property less expected selling costs. Non-covered other real estate owned at September 30, 2010 totaled $32.0 million and consisted of 52 properties.

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

The Company has written down impaired, non-covered non-accrual loans as of September 30, 2010 to their estimated net realizable value, based on disposition value, and are expected to be resolved with no additional material loss, absent further decline in market prices. The following table summarizes our non-covered non-performing assets and restructured loans as of September 30, 2010 and December 31, 2009:

Non-covered Non-Performing Assets

(in thousands)

	September 30, 2010	December 31, 2009
Non-covered loans on non-accrual status	$139,696	$193,118
Non-covered loans past due 90 days or more and accruing	11,882	5,909

Total non-covered non-performing loans	151,578	199,027
Non-covered other real estate owned	32,024	24,566

Total non-covered non-performing assets	$183,602	$223,593

Restructured loans (1)	$75,577	$134,439

Allowance for loan losses	$108,098	$107,657
Reserve for unfunded commitments	797	731

Allowance for credit losses	$108,895	$108,388

Asset quality ratios:
Non-covered non-performing assets to total assets	1.59%	2.38%
Non-covered non-performing loans to total non-covered loans	2.66%	3.32%
Allowance for loan losses to total non-covered loans	1.90%	1.79%
Allowance for credit losses to total non-covered loans	1.91%	1.81%
Allowance for credit losses to total non-covered non-performing loans	72%	54%

(1)	Represents accruing restructured non-covered loans performing according to their restructured terms.

The following tables summarize our non-covered non-performing assets by loan type and region as of September 30, 2010 and December 31, 2009:

Non-covered Non-Performing Assets by Type and Region

(in thousands)

	September 30, 2010
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total
Non-covered loans on non-accrual status
Residential development	$8,353	$109	$1,809	$1,260	$13,063	$4,453	$29,047
Commercial construction	12,926	-	-	2,115	11,238	109	26,388
Commercial real estate	24,629	3,373	1,938	-	6,539	9,125	45,604
Commercial	8,721	3,178	992	7,835	9,619	8,312	38,657
Other	-	-	-	-	-	-	-

Total non-covered loans on non-accrual status	54,629	6,660	4,739	11,210	40,459	21,999	139,696

Non-covered loans past due 90 days or more and accruing
Residential development	-	-	1,031	-	-	-	1,031
Commercial construction	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	2,753	-	2,753
Commercial	1,284	-	-	-	-	67	1,351
Other	5,717	-	-	100	930	-	6,747

Total non-covered loans past due 90 days or more and accruing	7,001	-	1,031	100	3,683	67	11,882

Total non-covered non-performing loans	61,630	6,660	5,770	11,310	44,142	22,066	151,578

Non-covered other real estate owned
Residential development	888	3,049	968	1,074	1,648	1,325	8,952
Commercial construction	3,442	586	-	426	4,592	-	9,046
Commercial real estate	5,647	-	635	-	2,988	1,675	10,945
Commercial	-	758	-	-	-	50	808
Other	2,273	-	-	-	-	-	2,273

Total non-covered other real estate owned	12,250	4,393	1,603	1,500	9,228	3,050	32,024

Total non-covered non-performing assets	$73,880	$11,053	$7,373	$12,810	$53,370	$25,116	$183,602

	December 31, 2009
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total
Non-covered loans on non-accrual status
Residential development	$4,090	$2,729	$4,950	$-	$23,391	$10,324	$45,484
Commercial construction	10,061	987	-	2,700	18,602	4,308	36,658
Commercial real estate	16,101	4,043	5,029	1,566	20,821	14,819	62,379
Commercial	31,329	3,591	481	9,963	328	2,905	48,597
Other	-	-	-	-	-	-	-

Total non-covered loans on non-accrual status	61,581	11,350	10,460	14,229	63,142	32,356	193,118
Non-covered loans past due 90 days or more and accruing
Residential development	-	-	-	-	-	-	-
Commercial construction	-	-	-	-	-	-	-
Commercial real estate	-	-	-	247	-	-	247
Commercial	-	-	-	1,000	266	-	1,266
Other	4,222	-	-	-	174	-	4,396

Total non-covered loans past due 90 days or more and accruing	4,222	-	-	1,247	440	-	5,909

Total non-covered non-performing loans	65,803	11,350	10,460	15,476	63,582	32,356	199,027
Non-covered other real estate owned
Residential development	2,772	4,643	1,064	4,885	1,987	144	15,495
Commercial construction	359	392	-	426	3,595	-	4,772
Commercial real estate	430	-	514	-	-	-	944
Commercial	303	982	-	-	-	151	1,436
Other	1,919	-	-	-	-	-	1,919

Total non-covered other real estate owned	5,783	6,017	1,578	5,311	5,582	295	24,566
Total non-covered non-performing assets	$71,586	$17,367	$12,038	$20,787	$69,164	$32,651	$223,593

As of September 30, 2010, the non-covered non-performing assets of $183.6 million have been written down by 39%, or $118.8 million, from their original balance of $302.4 million.

Our residential development loan portfolio, a subset of the construction and development category, has been adversely impacted by the housing market downturn. As a result, the Company has focused its efforts to reduce our exposure to this segment. The following table presents a geographic distribution of the non-covered residential development portfolio for the periods shown:

Non-covered Residential Development Loans

(dollars in thousands)

	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010	Change Since December 31, 2009
Northwest Oregon	$88,762	$81,409	$75,373	$69,129	-22%
Central Oregon	9,059	4,962	4,107	4,079	-55%
Southern Oregon	19,006	17,149	13,440	8,774	-54%
Washington	8,616	8,462	7,723	7,570	-12%
Greater Sacramento	74,993	67,676	54,710	52,761	-30%
Northern California	25,373	22,140	20,653	18,072	-29%

Total	$225,809	$201,798	$176,006	$160,385	-29%

Percentage of total non-covered loan portfolio	4%	3%	3%	3%
Quarterly change amount		$(24,011)	$(25,792)	$(15,621)
Quarterly change percentage		-11%	-13%	-9%
Year-to-date change amount		$(24,011)	$(49,803)	$(65,424)
Year-to-date change percentage		-11%	-22%	-29%

At September 30, 2010, $30.1 million, or 20%, of the total $151.6 million of non-covered non-performing loans were non-covered residential development loans. The following table presents a geographic distribution of the non-covered non-performing residential development loans for the periods shown:

Non-covered Residential Development Non-Performing Loans

(dollars in thousands)

	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010	Change Since December 31, 2009
Northwest Oregon	$4,090	$1,389	$7,799	$8,353	104%
Central Oregon	2,729	936	109	109	-96%
Southern Oregon	4,950	4,145	2,366	2,840	-43%
Washington	-	-	1,497	1,260	100%
Greater Sacramento	23,391	19,011	13,730	13,063	-44%
Northern California	10,324	7,829	7,108	4,453	-57%

Total	$45,484	$33,310	$32,609	$30,078	-34%

Percentage of non-covered non-performing loans	23%	17%	18%	20%

Quarterly change amount		$(12,174)	$(701)	$(2,531)
Quarterly change percentage		-27%	-2%	-8%

Year-to-date change amount		$(12,174)	$(12,875)	$(15,406)
Year-to-date change percentage		-27%	-28%	-34%

The following table presents the remaining non-covered performing residential development loans by size and geographic distribution as of September 30, 2010:

Non-covered Residential Development Performing Loans

(dollars in thousands)

	$250k and less	$250k to $1 million	$1 million to $3 million	$3 million to $5 million	$5 million to $10 million	$10 million and greater	Total
Northwest Oregon	$2,189	$8,569	$10,141	$10,277	$15,049	$14,551	$60,776
Central Oregon	500	1,037	2,433	—	—	—	3,970
Southern Oregon	1,187	3,647	1,100	—	—	—	5,934
Washington	487	352	5,471	—	—	—	6,310
Greater Sacramento	3,649	4,175	1,894	4,817	11,455	13,708	39,698
Northern California	1,329	2,413	9,877	—	—	—	13,619

Total	$9,341	$20,193	$30,916	$15,094	$26,504	$28,259	$130,307

Non-covered commercial real estate, commercial and commercial construction represent 32%, 26% and 17%, respectively, of the remaining non-covered non-performing loans as of September 30, 2010, compared to 31%, 25% and 18%, respectively, as of December 31, 2009. Non-covered commercial real estate non-performing loans were $48.4 million at September 30, 2010, compared to $62.6 million at December 31, 2009. Non-covered commercial non-performing loans were $40.0 million at September 30, 2010, compared to $49.9 million at December 31, 2009. Non-covered commercial construction non-performing loans were $26.4 million at September 30, 2010, compared to $36.7 million at December 31, 2009. Of these non-covered non-performing loan balances as of September 30, 2010, 44% are directly affected by the housing market downturn or the real estate bubble, or indirectly impacted from the contraction of real estate dependent businesses. The remaining non-covered non-performing loans in these segments primarily reflect the impact of the U.S. recession on certain businesses.

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

At September 30, 2010 and December 31, 2009, non-covered impaired loans of $75.6 million and $134.4 million were classified as non-covered performing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The non-covered performing restructured loans on accrual status represent the only impaired loans accruing interest at each respective date. In order for a restructured loan to be considered performing and on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Company has no obligations to lend additional funds on the restructured loans as of September 30, 2010.

The following tables summarize our performing non-covered restructured loans by loan type and region as of September 30, 2010 and December 31, 2009:

Non-covered Restructured Loans by Type and Region

(in thousands)

	September 30, 2010
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total
Residential development	$19,026	$—	$—	$5,471	$25,343	$—	$49,840
Commercial construction	—	—	—	—	—	—	—
Commercial real estate	—	—	3,899	—	12,448	3,686	20,033
Commercial	—	—	—	—	—	1,215	1,215
Other	4,454	—	—	—	35	—	4,489

Total	$23,480	$—	$3,899	$5,471	$37,826	$4,901	$75,577

	December 31, 2009
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total
Residential development	$26,994	$—	$306	$7,985	$33,103	$—	$68,388
Commercial construction	—	—	—	—	—	—	—
Commercial real estate	18,349	—	5,790	—	9,742	7,866	41,747
Commercial	715	—	—	—	279	18,628	19,622
Other	4,634	—	—	—	48	—	4,682

Total	$50,692	$—	$6,096	$7,985	$43,172	$26,494	$134,439

The following table presents a distribution of our performing non-covered restructured loans by year of maturity, according to the restructured terms, as of September 30, 2010:

(in thousands)

Year	Amount
2010	$15,332
2011	$28,751
2012	$18,258
2013	$1,854
2014	$1,645
Thereafter	$9,737

Total	$75,577

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

Covered Non-Performing Assets

Covered nonperforming assets totaled $53.7 million, representing 0.47% of total assets at September 30, 2010. These covered nonperforming assets are subject to shared-loss agreements with the FDIC. The following tables summarize our covered nonperforming assets at September 30, 2010:

(dollars in thousands)

September 30, 2010
Covered loans on non-accrual status	$23,391

Total non-performing loans	23,391
Covered other real estate owned	30,348

Total non-performing assets	$53,739

Asset quality ratios:
Covered non-performing loans to covered loans and leases	2.78%
Covered non-performing assets to total assets	0.47%

ALLOWANCE FOR LOAN AND LEASE LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS

The allowance for loan and lease losses (“ALLL”) totaled $108.1 million at September 30, 2010, an increase of $441,000 from the $107.7 million at December 31, 2009. The increase in the ALLL from the prior year-end results is principally attributable to an increase in provision for loan and lease losses in excess of net charge-offs. The following table shows the activity in the ALLL for the three and nine months ended September 30, 2010 and 2009:

Allowance for Loan and Lease Losses

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Balance, beginning of period	$113,914	$98,370	$107,657	$95,865
Provision for non-covered loan and lease losses	24,228	52,108	96,101	140,531
Loans charged-off	(31,418)	(48,443)	(102,731)	(135,365)
Charge-off recoveries	1,374	1,101	7,071	2,105

Net charge-offs	(30,044)	(47,342)	(95,660)	(133,260)

Total allowance for non-covered loan and lease losses	108,098	103,136	108,098	103,136
Reserve for unfunded commitments	797	841	797	841

Allowance for credit losses	$108,895	$103,977	$108,895	$103,977

As a percentage of average non-covered loans and leases (annualized):
Net charge-offs	2.08%	3.07%	2.20%	2.91%
Provision for loan and lease losses	1.68%	3.38%	2.21%	3.07%

The increase in the allowance for loan and lease losses as of September 30, 2010 in relation to the same periods of the prior year is primarily a result of the significant slowdown in the housing industry, which has affected our non-covered residential development portfolio, and the U.S. recession and declining real estate values in our markets, and its impact on our non-covered commercial real estate and non-covered commercial construction portfolio, resulting in downgrades within the portfolio. Downgrades within the portfolio have increased our classified credit balances resulting in a higher risk rating-based component of the allowance for loan and lease losses.

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

At September 30, 2010, the recorded investment in non-covered loans classified as impaired totaled $215.3 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $1.8 million. The valuation allowance on impaired loans represents the impairment reserves on performing non-covered restructured loans. At December 31, 2009, the total recorded investment in non-covered impaired loans was $328.0 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $2.7 million.

The following table presents the distribution of loan charge-offs by loan type for the three and nine months ended September 30, 2010 and 2009, respectively:

Charge-offs by Loan Type

(dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Residential development	$3,569	$4,359	$16,767	$52,271
Commercial construction	2,728	9,342	6,340	18,531
Commercial real estate	10,014	11,166	27,659	23,822
Commercial	12,586	21,849	46,532	36,033
Other	2,521	1,727	5,433	4,708

Total loans charged-off	$31,418	$48,443	$102,731	$135,365

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

The following table presents a summary of activity in the reserve for unfunded commitments (“RUC”):

Summary of Reserve for Unfunded Commitments Activity

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Balance, beginning of period	$735	$860	$731	$983
Net increase (decrease) to other expense	62	(19)	66	(142)

Balance, end of period	$797	$841	$797	$841

We believe that the ALLL and RUC at September 30, 2010 are sufficient to absorb losses inherent in the loan portfolio and credit commitments outstanding as of that date, respectively, based on the best information available. This assessment, based in part on historical levels of net charge-offs, loan growth, and a detailed review of the quality of the loan portfolio, involves uncertainty and judgment. Therefore, the adequacy of the ALLL and RUC cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

MORTGAGE SERVICING RIGHTS

The following table presents the key elements of our mortgage servicing rights asset for the three and nine months ended September 30, 2010 and 2009, respectively:

Summary of Mortgage Servicing Rights

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Balance, beginning of period	$12,895	$10,631	$12,625	$8,205
Additions for new mortgage servicing rights capitalized	1,616	1,723	3,624	5,958
Acquired mortgage servicing rights	—	—	62	—
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(890)	(2,580)	(761)	(3,155)
Other(2)	(167)	1,778	(2,096)	544

Balance, end of period	$13,454	$11,552	$13,454	$11,552

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our serviced loan portfolio as of September 30, 2010 and December 31, 2009 was as follows:

(dollars in thousands)

	September 30, 2010	December 31, 2009
Balance of loans serviced for others	$1,471,759	$1,277,832
MSR as a percentage of serviced loans	0.91%	0.99%

As of September 30, 2010, we serviced residential mortgage loans for others with an aggregate outstanding principal balance of $1.5 billion for which servicing assets have been recorded. Mortgage servicing rights are adjusted to fair value quarterly with the change recorded in mortgage banking revenue.

GOODWILL AND OTHER INTANGIBLE ASSETS

At September 30, 2010, we had goodwill and other intangibles of $680.9 million, as compared to $639.6 million at December 31, 2009. The goodwill recorded in connection with acquisitions represents the excess of the purchase price over the estimated fair value of the net assets acquired. Goodwill and other intangible assets with indefinite lives are not amortized but instead are periodically tested for impairment. Management evaluates intangible assets with indefinite lives on an annual basis as of December 31. Additionally, we perform impairment evaluations on an interim basis when events or circumstances indicate impairment potentially exists. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others, a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; adverse action or assessment by a regulator; and unanticipated competition.

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

At September 30, 2010, we had other intangible assets of $27.5 million, as compared to $29.6 million at December 31, 2009. As part of a FDIC-assisted transactions during the nine months ended September 30, 2010, $7.0 million of the purchase price was allocated to the value of other intangible assets such as the core deposits, which includes all deposits except certificates of deposit, and an insurance related customer relationship, which was sold in the second quarter of 2010 for the same value recorded in the purchase price allocation. The values of the core deposit intangible assets were determined by an analysis of the cost differential between the core deposits and alternative funding sources. The value of the insurance related customer relationship was determined based on market indicators. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and are also reviewed for impairment. We amortize other intangible assets on an accelerated or straight-line basis over an estimated ten to fifteen year life. No impairment losses separate from the scheduled amortization have been recognized in the periods presented.

DEPOSITS

Total deposits were $9.3 billion at September 30, 2010, an increase of $1.9 billion, or 25.0%, as compared to year-end 2009. Excluding the deposits acquired through the FDIC-assisted purchase and assumption of Evergreen, Rainier, and Nevada Security, the annualized organic deposit growth rate was 15.2%. Management attributes the organic growth to ongoing business development and marketing efforts in our service markets. Information on average deposit balances and average rates paid is included under the Net Interest Income section of this report. Of the acquired deposits in the Evergreen, Rainier, and Nevada Security acquisitions, as of September 30, 2010, $31.9 million, represent brokered time deposits which will not be renewed as they mature.

The following table presents the deposit balances by major category as of September 30, 2010 and December 31, 2009:

Deposits

(dollars in thousands)

	September 30, 2010		December 31, 2009
	Amount	Percentage	Amount	Percentage
Non-interest bearing	$1,578,717	17%	$1,398,332	19%
Interest bearing demand	936,625	10%	872,184	12%
Savings and money market	3,590,406	39%	2,813,805	37%
Time, $100,000 or greater	2,245,865	24%	1,603,410	22%
Time, less than $100,000	949,727	10%	752,703	10%

Total	$9,301,340	100%	$7,440,434	100%

The Company has an agreement with Promontory Interfinancial Network LLC (“Promontory”) that makes it possible to provide FDIC deposit insurance to balances in excess of current deposit insurance limits. Promontory’s Certificate of Deposit Account Registry Service (“CDARS”) uses a deposit-matching program to exchange Bank deposits in excess of the current deposit insurance limits for excess balances at other participating banks, on a dollar-for-dollar basis, that would be fully insured at the Bank. This product is designed to enhance our ability to attract and retain customers and increase deposits, by providing additional FDIC coverage to customers. CDARS deposits can be reciprocal or one-way. All of the Bank’s CDARS deposits are reciprocal. At September 30, 2010 and December 31, 2009, the Company’s CDARS balances totaled $325.3 million and $290.3 million, respectively. Of these totals, at September 30, 2010 and December 31, 2009, $301.8 million and $245.6 million, respectively, represented time deposits equal to or greater than $100,000 but were fully insured under current deposit insurance limits.

On November 21, 2008, the FDIC approved the final ruling establishing the Transaction Account Guarantee Program (“TAGP”) as part of the Temporary Liquidity Guarantee Program (“TLGP”). Under this program, all non-interest bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. This unlimited coverage also extends to NOW (interest bearing deposit accounts) earning an interest rate no greater than 0.50% and all IOLTAs (lawyers’ trust accounts). Coverage under the TAGP, funded through insurance premiums paid by participating financial institutions, is in addition to and separate from the additional coverage announced under EESA. On August 26, 2009, the FDIC extended the TAGP portion of the TLGP through June 30, 2010. On June 22, 2010, the FDIC extended the TAGP portion of the TLGP for an additional six months, from July 1, 2010 to December 31, 2010. The rule requires that interest rates on qualifying NOW accounts offered by banks participating in the program be reduced to 0.25% from 0.50%. The rule provides for an additional extension of the program, without further rulemaking, for a period of time not to exceed December 31, 2011. Umpqua has elected to participate in the TAGP program through the extended period. The Dodd-Frank Act provides for unlimited deposit insurance for noninterest bearing transactions accounts (excluding NOW and IOLTAs) beginning December 31, 2010 for a period of two years.

Also, the Dodd-Frank Act permanently raises the current standard maximum federal deposit insurance amount from $100,000 to $250,000 per qualified account.

BORROWINGS

At September 30, 2010, the Bank had outstanding $55.3 million of securities sold under agreements to repurchase and no outstanding federal funds purchased balances. The Bank had outstanding term debt of $268.3 million at September 30, 2010. Term debt outstanding as of September 30, 2010 increased $192.0 million since December 31, 2009 as a result of term debt assumed in the Evergreen and Rainier acquisitions, partially offset by repayment of FHLB borrowings. Advances from the FHLB amounted to $255.0 million of the total term debt and are secured by investment securities and residential mortgage loans.

The following table summarizes the maturity dates of FHLB advances outstanding (excluding purchase accounting adjustments) and weighted average contractual interest rate (excluding the accretion of purchase accounting adjustments) as of September 30, 2010:

(dollars in thousands)

	Amount	Wtd Avg. Rate
2010	$5,000	1.96%
2011	5,000	2.19%
2012	—	—
2013	—	—
2014	—	—
Thereafter	245,016	4.56%

Total	$255,016	4.46%

JUNIOR SUBORDINATED DEBENTURES

We had junior subordinated debentures with carrying values of $183.1 million and $188.9 million at September 30, 2010 and December 31, 2009, respectively.

At September 30, 2010, approximately $219.6 million, or 95% of the total issued amount, had interest rates that are adjustable on a quarterly basis based on a spread over three month LIBOR. Interest expense for junior subordinated debentures has decreased for the three and nine months ended September 30, 2010, compared to the same periods in 2009, primarily resulting from decreases in short-term market interest rates and LIBOR. Although increases in short-term market interest rates will increase the interest expense for junior subordinated debentures, we believe that other attributes of our balance sheet will serve to mitigate the impact to net interest income on a consolidated basis.

On January 1, 2007, Umpqua elected the fair value measurement option for certain pre-existing junior subordinated debentures of $97.9 million (the Umpqua Statutory Trusts). The remaining junior subordinated debentures as of the adoption date were acquired through business combinations and were measured at fair value at the time of acquisition. In 2007 the Company issued two series of trust preferred securities and elected to measure each instrument at fair value. Accounting for junior subordinated debentures originally issued by the Company at fair value enables us to more closely align our financial performance with the economic value of those liabilities. Additionally, we believe it improves our ability to manage the market and interest rate risks associated with the junior subordinated debentures. The junior subordinated debentures measured at fair value and amortized cost have been presented as separate line items on the balance sheets. The ending carrying (fair) value of the junior subordinated debentures measured at fair value represents the estimated amount that would be paid to transfer these liabilities in an orderly transaction amongst market participants under current market conditions as of the measurement date.

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

In July, 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law which, among other things, limits the ability for certain bank holding companies to treat trust preferred security debt issuances as Tier 1 capital. It is anticipated that this law may require many banks to raise new Tier 1 capital and would effectively close the trust-preferred securities markets from offering new issuances in the future. As a result of this pending legislation, our third-party pricing service noted that they are no longer to able to provide reliable fair value estimates related to these liabilities given the absence of observable or comparable transactions in the market place in recent history or as anticipated into the future. As a result, for the third quarter of 2010, management evaluated current market conditions and the Company’s creditworthiness and determined that the 11.6% effective yield utilized to discount the junior subordinated debentures, and the related prices, to determine fair value as of March 31, 2010 continued to represent appropriate amounts to estimate the fair value of these liabilities as of September 30, 2010.

In the third quarter the Company began utilizing an internal discounted cash flow model to amortize the cumulative fair value discount of $53.9 million as of September 30, 2010, over each junior subordinated debenture’s expected term, to eventually return the carrying value of these instruments to their notional values at their expected redemption dates. This will result in recognizing losses on junior subordinated debentures carried at fair value on quarterly basis, using an effective yield method, within non-interest income. The Company will continue to monitor activity in the trust preferred markets as well as the Company’s own creditworthiness to validate the 11.6% effective yield utilized. Observable activity in the junior subordinated debenture and related markets or changes in Management’s assessment of the Company’s creditworthiness in future periods may change the effective rate used to discount these liabilities, and could result in additional fair value adjustments (gains or losses on junior subordinated debentures measured at fair value) above the periodic change in fair value under the effective yield method.

For the three and nine months ended September 30, 2010, we recorded a loss of $554,000 and a gain of $5.5 million as compared to gains of $982,000 and $10.2 million, respectively, for the three and nine months ended September 30, 2009, resulting from the change in fair value of the junior subordinated debentures recorded at fair value.

Additional information regarding junior subordinated debentures measured at fair value is included in Note 15 of the Notes to Condensed Consolidated Financial Statements.

All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of September 30, 2010, under guidance issued by the Board of Governors of the Federal Reserve System. Additional information regarding the terms of the junior subordinated debentures, including maturity/redemption dates, interest rates and the fair value election, is included in Note 8 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CASH FLOW

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance. Public deposits represent 9.8% of total deposits at September 30, 2010 and 12.4% at December 31, 2009. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state’s risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $2.2 billion at September 30, 2010 subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $485.7 million subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $125.0 million at September 30, 2010. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. There were no dividends paid by the Bank to the Company in the three and nine months ended September 30, 2010. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to fund its quarterly cash dividend distributions to common shareholders and meet its ongoing cash obligations, which consist principally of debt service on the $230.1 million (issued amount) of outstanding junior subordinated debentures. As of September 30, 2010, the Company did not have any borrowing arrangements of its own.

As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $138.8 million during the nine months ended September 30, 2010. The difference between cash provided by operating activities and net income largely consisted of non-cash items including a $96.1 million provision for non-covered loan and lease losses. Net cash of $293.5 million used by investing activities consisted principally of $1.0 billion of purchases of investment securities available for sale and $41.0 million of purchases of premises and equipment, partially offset by net non-covered loan paydowns and maturities of $144.3 million, net covered loan paydowns of $70.7 million, proceeds from investment securities available for sale of $262.1 million, cash acquired in FDIC-assisted acquisitions of $179.0 million, proceeds from the sale of non-covered other real estate owned of $18.9 million, and proceeds from the sale of covered other real estate owned of $9.5 million. The $613.3 million of cash provided by financing activities primarily consisted of $713.5 million increase in net deposits, $10.2 million increase in net securities sold under agreements to repurchase, $89.8 million in net proceeds from the issuance of common stock and $198.3 million in net proceeds from the issuance of preferred stock, partially offset by $162.0 million repayment of term debt, $214.2 million of redemption of preferred stock, $4.5 million of redemption of warrants, $14.9 million of dividends paid on common stock and $3.7 million of dividends paid on preferred stock.

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

OFF-BALANCE-SHEET ARRANGEMENTS

Information regarding Off-Balance-Sheet Arrangements is included in Note 9 of the Notes to Condensed Consolidated Financial Statements.

CONCENTRATIONS OF CREDIT RISK

Information regarding Concentrations of Credit Risk is included in Note 9 of the Notes to Condensed Consolidated Financial Statements.

CAPITAL RESOURCES

Shareholders’ equity at September 30, 2010 was $1.7 billion, an increase of $85.2 million from December 31, 2009. The increase in shareholders’ equity during the nine months ended September 30, 2010 was principally due to the $288.1 million in net proceeds from the public stock offering, the net change in unrealized gains on investment securities available for sale of $10.7 million (net of tax), net income of $21.4 million for the nine month period, offset by the redemption of preferred stock under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”) of $214.2 million, repurchase of warrants issued to the United States Department of Treasury (“U.S. Treasury”) for $4.5 million, common stock dividends of $16.3 million, and preferred stock dividends of $3.7 million.

The following table shows Umpqua Holdings’ consolidated and Umpqua Bank’s capital adequacy ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a “well-capitalized” institution at September 30, 2010 and December 31, 2009:

(dollars in thousands)

	Actual		For Capital Adequacy purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2010
Total Capital (to Risk Weighted Assets)
Consolidated	$1,248,709	17.59%	$567,918	8.00%	$709,897	10.00%
Umpqua Bank	$1,073,236	15.13%	$567,474	8.00%	$709,343	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$1,159,703	16.33%	$284,067	4.00%	$426,100	6.00%
Umpqua Bank	$984,325	13.88%	$283,667	4.00%	$425,501	6.00%
Tier I Capital (to Average Assets)
Consolidated	$1,159,703	11.06%	$419,422	4.00%	$524,278	5.00%
Umpqua Bank	$984,325	9.39%	$419,308	4.00%	$524,135	5.00%

As of December 31, 2009:
Total Capital (to Risk Weighted Assets)
Consolidated	$1,197,831	17.16%	$558,429	8.00%	$698,037	10.00%
Umpqua Bank	$938,653	13.46%	$557,892	8.00%	$697,365	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$1,110,311	15.91%	$279,148	4.00%	$418,722	6.00%
Umpqua Bank	$851,227	12.21%	$278,862	4.00%	$418,293	6.00%
Tier I Capital (to Average Assets)
Consolidated	$1,110,311	12.79%	$347,243	4.00%	$434,054	5.00%
Umpqua Bank	$851,227	9.81%	$347,085	4.00%	$433,857	5.00%

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

On April 21, 2009, the Company announced that the Board of Directors approved an extension to the expiration date of the common stock repurchase plan from June 30, 2009 to June 30, 2011. As of September 30, 2010, a total of 1.5 million shares remained available for repurchase. No shares were repurchased under the repurchase plan during the third quarter of 2010. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan. However, there are no longer limitations resulting from the Company’s participation in the TARP CPP. In addition, our stock plans provide that option and restricted stock award holders may pay for the exercise price and tax withholdings in part or whole by tendering previously held shares.

The Company’s dividend policy considers, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth to determine the amount of dividends declared, if any, on a quarterly basis. There is no assurance that future cash dividends on common shares will be declared or increased. The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three and nine months ended September 30, 2010 and 2009:

Cash Dividends and Payout Ratios per Common Share

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Dividend declared per common share	$0.05	$0.05	$0.15	$0.15
Dividend payout ratio	71%	-36%	167%	-7%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of September 30, 2010 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.	Controls and Procedures

Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic SEC filings. The disclosure controls and procedures were last evaluated by management as of September 30, 2010.

There have been no changes in our internal controls or in other factors that have materially affected or are likely to materially affect our internal controls over financial reporting subsequent to the date of the evaluation.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

At a mediation held September 20 and 21, 2010, two litigation cases filed in the Circuit Court of the State of Oregon for Multnomah County by Kevin D. Padrick, Trustee of the Summit Accommodators Liquidating Trust (case no. 0906-08488) and by Danae Miller and fifty-seven additional plaintiffs, who are creditors in the Summit bankruptcy (case no. 0909-12729), together with a related case filed by Padrick against various insurance companies who issued policies to Summit Accommodators, Inc., which was filed in U.S. District Court for the District of Oregon (case no. 3:10-CV195), have been settled, subject to execution of a final settlement agreement and closing. The terms of the settlement are confidential.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I—Item 1A—Risk Factors” in our Form 10-K for the year ended December 31, 2009, as supplemented and updated by the discussion below. These factors could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

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

Our ability to obtain reimbursement under the loss-sharing agreements on covered assets depends on our compliance with the terms of the loss-sharing agreements. Management must certify to the FDIC on a quarterly basis our compliance with the terms of the FDIC loss-sharing agreements as a prerequisite to obtaining reimbursement from the FDIC for realized losses on covered assets. The required terms of the agreements are extensive and failure to comply with any of the guidelines could result in a specific asset or group of assets permanently losing their loss-sharing coverage. Additionally, management may decide to forgo loss-share coverage on certain assets to allow greater flexibility over the management of certain assets. As of September 30, 2010, $870.8 million, or 7.6%, of the Company’s assets were covered by the aforementioned FDIC loss-sharing agreements.

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

•

Directs the FDIC to base deposit-insurance assessments on assets minus tangible capital instead of on domestic deposits and requires the FDIC to increase premium rates to raise the Deposit Insurance Fund’s (DIF) minimum reserve ratio from 1.15% to 1.35% by September 30, 2020. Banks, like Umpqua, with consolidated assets greater than $10 billion would pay the increased premiums.

•

Extends the FDIC’s Transaction Account Guarantee (TAG) program to December 31, 2012. The extension applies only to non-interest-bearing accounts, not low-interest NOW and IOLTA accounts, as the current TAG program does. There is no “opt-out” from the extension.

•

Permanently increases FDIC deposit-insurance coverage to $250,000, retroactive to January 1, 2008. The Act eliminates the 1.5% cap on the DIF reserve ratio and automatic dividends when the ratio exceeds 1.35%. Under the agreement, the FDIC would have discretion on whether to provide dividends to DIF members.

•	Authorizes banks to pay interest on business checking accounts, which is likely to significantly increase our interest expense.

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

•

Requires loan originators to retain 5% of any loan sold and securitized, unless it is a “qualified residential mortgage”, which includes standard 30 and 15 year fixed rate loans. It also specifically exempts from risk retention FHA, VA, Farmer Mac and Rural Housing Service loans.

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

•

Establishes a modified version of the “Volcker Rule” and generally prohibits banks from engaging in proprietary trading or holding or obtaining an interest in a hedge fund or private equity fund, to the extent that it would exceed 3% of its Tier 1 capital. A bank’s interest in any single hedge fund or private equity fund may not exceed 3% of the assets of that fund.

Although the effects of the Dodd-Frank Act on the Company’s financial condition or operating results cannot reasonably be estimated at this time, we expect that it will, over time, reduce revenue and increase expenses and it could have a material adverse effect on operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2010:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
7/1/10 - 7/31/10	34	$ 11.95	-	1,542,945
8/1/10 - 8/31/10	40	$ 11.29	-	1,542,945
9/1/10 - 9/30/10	1,846	$ 11.69	-	1,542,945

Total for quarter	1,920	$ 11.69	-

(1)	Common shares repurchased by the Company during the quarter consist of cancellation of 147 restricted stock awards to pay withholding taxes. During the three months ended September 30, 2010, common shares repurchased consist of 1,773 shares tendered in connection with option exercises and no shares were repurchased pursuant to the Company’s publicly announced corporate stock repurchase plan described in (2) below.

(2)	The repurchase plan, which was approved by the Board and announced in August 2003, originally authorized the repurchase of up to 1.0 million shares. The authorization was amended to increase the repurchase limit initially to 1.5 million shares and subsequently to 2.5 million shares. On April 19, 2007, the Company announced an expansion of the repurchase plan by increasing the repurchase limit to 6.0 million shares and extending the plan’s expiration date to June 30, 2009. On April 21, 2009, the Company announced a further extension of the plan’s expiration date to June 30, 2011.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	(Removed and Reserved)

Item 5.	Other Information

(a)	Not Applicable

(b)	Not Applicable

Item 6.	Exhibits

The exhibits filed as part of this Report and exhibits incorporated herein by reference to other documents are listed in the Exhibit Index to this Report, which follows the signature page.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UMPQUA HOLDINGS CORPORATION
(Registrant)

Dated November 4, 2010	/s/ Raymond P. Davis
Raymond P. Davis
President and Chief Executive Officer

Dated November 4, 2010	/s/ Ronald L. Farnsworth
Ronald L. Farnsworth
Executive Vice President/Chief Financial Officer and
Principal Financial Officer

Dated November 4, 2010	/s/ Neal T. McLaughlin
Neal T. McLaughlin
Executive Vice President/Treasurer and
Principal Accounting Officer

EXHIBIT INDEX

Exhibit

3.1	(a) Restated Articles of Incorporation.

3.2	(b) Bylaws, as amended.

4.1	(c) Specimen Stock Certificate.

10.1	Employment Agreement dated effective March 21, 2010 between the Company and Cort O’Haver.

10.2	Employment Agree ment dated effective June 1, 2010 between the Company and Mark Wardlow.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to Exhibit 3.1 to Form 10-Q filed May 7, 2010.
(b)	Incorporated by reference to Exhibit 3.2 to Form 8-K filed April 22, 2008.
(c)	Incorporated by reference to Exhibit 4.1 to form S-8 filed April 28, 1999.