Form 10-K
period 2010-12-31
UMPQUA HOLDINGS CORP
filed 2011-02-17
CIK 1077771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [ x ]  No  [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [    ]  Yes  [    ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act. Check one:

Large Accelerated filer  [ x ]    Accelerated filer  [    ]    Non-accelerated filer  [    ]    Smaller reporting company  [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  [    ]  No  [ x ]

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2010, based on the closing price on that date of $11.48 per share, and 113,577,225 shares held was $1,303,866,547.

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practical date:

The number of shares of the Registrant’s common stock (no par value) outstanding as of January 31, 2011 was 114,561,195.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2011 Annual Meeting of Shareholders of Umpqua Holdings Corporation are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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

•

the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and related rules and regulations on the Company’s business operations and competitiveness, including the impact of executive compensation restrictions, which may affect the Company’s ability to retain and recruit executives in competition with firms in other industries who do not operate under those restrictions.

•	the impact of the Dodd-Frank Act on the Company’s interchange fee revenue, interest expense, FDIC deposit insurance assessments and regulatory compliance expenses.

For a more detailed discussion of some of the risk factors, see the section entitled “Risk Factors” below. We do not intend to update any factors, except as required by SEC rules, or to publicly announce revisions to any of our forward-looking statements. Any forward-looking statement speaks only as of the date that suck statement was made. You should consider any forward looking statements in light of this explanation, and we caution you about relying on forward-looking statements.

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

General Background

Prior to 2009, the Company’s footprint stretched from Seattle, Washington, to Sacramento, Calififornia, and included the Portland metropolitan and Willamette Valley areas of Oregon along the I-5 corridor, southern Oregon, the Oregon coast, Northern California, and Napa Valley. On January 16, 2009, the Washington Department of Financial Institutions closed the Bank of Clark County, Vancouver, Washington, and appointed the Federal Deposit Insurance Corporation (“FDIC”) as its receiver. The FDIC entered into a purchase and assumption agreement with Umpqua Bank to assume certain assets and the insured non-brokered deposit balances, representing two branches, at no premium. On January 22, 2010, the Washington Department of Financial Institutions closed EvergreenBank (“Evergreen”), Seattle, Washington. Umpqua Bank entered into a whole bank purchase and assumption agreement with the FDIC to assume all of the deposits of Evergreen and purchase essentially all of the assets. The FDIC and Umpqua Bank entered into a loss-share transaction on $374.8 million of Evergreen’s assets. Umpqua Bank will share in the losses on the asset pools covered under the loss-share agreement. Evergreen’s six Seattle metropolitan area branches opened as Umpqua Bank stores on January 25, 2010. On February 26, 2010, the Washington Department of Financial Institutions closed Rainier Pacific Bank (“Rainier”), Tacoma, Washington. Umpqua Bank entered into a whole bank purchase and assumption agreement with the FDIC to assume all of the deposits of Rainier and purchase essentially all of the assets. The FDIC and Umpqua Bank entered into a loss-share transaction on $574.6 million of Rainiers’s assets. Umpqua Bank will share in the losses on the asset pools covered under the loss-share agreement. Rainier’s 14 Tacoma metropolitan area branches opened as Umpqua Bank stores on March 1, 2010. On June 18, 2010, the Nevada State Financial Institutions Division closed Nevada Security Bank (“Nevada Security”), Reno, Nevada and appointed the FDIC as receiver. Umpqua Bank entered into a whole bank purchase and assumption agreement with the FDIC to assume all of the deposits of Nevada Security and purchase essentially all of the assets. The FDIC and Umpqua Bank entered into a loss-share transaction on $364.4 million of Nevada Security’s assets. Umpqua Bank will share in the losses on the asset pools covered under the loss-share agreement. Nevada Security’s four Nevada and one Northern California area branches opened as Umpqua Bank stores on June 21, 2010.

Headquartered in Portland, Oregon, we engage primarily in the business of commercial and retail banking and the delivery of retail brokerage services. The Bank provides a wide range of banking, mortgage banking and other financial services to corporate, institutional and individual customers. Along with our subsidiaries, we are subject to the regulations of state and federal agencies and undergo periodic examinations by these regulatory agencies. See “Supervision and Regulation” below for additional information.

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

Capitalize On Innovative Product Delivery System.    Our philosophy has been to develop an environment for the customer that makes the banking experience relevant and enjoyable. With this approach in mind, we have developed a unique store concept that offers “one-stop” shopping and includes distinct physical areas or boutiques, such as a “serious about service center,” an “investment opportunity center” and a “computer café,” which make the Bank’s products and services more tangible and accessible. In 2006, we introduced our “Neighborhood Stores” and in 2007, we introduced the Umpqua “Innovation Lab.” In 2010, we introduced the next generation version of our Neighborhood Store in the Capitol Hill area of Seattle, Washington. We are continuing to remodel existing and acquired stores in metropolitan locations to further our retail vision.

Deliver Superior Quality Service.    We insist on quality service as an integral part of our culture, from the Board of Directors to our new sales associates, and believe we are among the first banks to introduce a measurable quality service program. Under our “return on quality” program, each sales associate’s and store’s performance is evaluated monthly based on specific measurable factors such as the “sales effectiveness ratio” that totals the average number of banking products purchased by each new customer. The evaluations also encompass factors such as the number of new loan and deposit accounts generated in each store, reports by incognito “mystery shoppers” and customer surveys. Based on scores achieved, Umpqua’s “return on quality” program rewards both individual sales associates and store teams with financial incentives. Through such programs, we believe we can measure the quality of service provided to our customers and maintain employee focus on quality customer service.

Establish Strong Brand Awareness.    As a financial services retailer, we devote considerable resources to developing the “Umpqua Bank” brand. This is done through marketing, merchandising, community based events, and our unique store environment. From bank branded bags of custom roasted coffee beans and chocolate coins with each transaction, to educational seminars and three Umpqua-branded ice cream trucks, Umpqua’s goal is to engage our customer with the brand in a whole new way. The unique look and feel of our stores and interactive displays help position us as an innovative, customer friendly retailer of financial products and services. We build consumer preference for our products and services through strong brand awareness. During 2005, we secured naming rights to the office tower in Portland, Oregon in which our administrative offices and main branch are now located. This downtown building now displays prominent illuminated signage with the Bank’s name and logo.

Use Technology to Expand Customer Base.    Although our strategy continues to emphasize superior personal service, we plan to expand user-friendly, technology-based systems to attract customers that may prefer to interact with their financial institution electronically. We offer technology-based services including remote deposit capture, online banking, bill pay and treasury services, mobile banking, voice response banking, automatic payroll deposit programs, advanced function ATMs, interactive product kiosks, and a robust internet web site. We believe the availability of both traditional bank services and electronic banking services enhances our ability to attract a broader range of customers.

Increase Market Share in Existing Markets and Expand Into New Markets.    As a result of our innovative retail product orientation, measurable quality service program and strong brand awareness, we believe that there is significant potential to increase business with current customers, to attract new customers in our existing markets and to enter new markets.

Umpqua Holdings Corporation

Pursue FDIC-assisted transactions.    A part of our strategy in this economic environment is to pursue certain failing banks that the FDIC makes available for bid, and that meet our strategic objectives. Failed bank transactions are attractive opportunities because we can acquire loans subject to a loss share agreement with the FDIC, or at a significant discount, that limits our downside risk on the purchased loan portfolio and, apart from our assumption of deposit liabilities, we have significant discretion as to the non-deposit liabilities that we assume. Assets purchased from the FDIC are marked to their fair value. We have completed four FDIC-assisted transactions since January 1, 2009.

Marketing and Sales

Our goal of increasing our share of financial services in our market areas is driven by a marketing and sales plan with the following key components:

Media Advertising.    Our comprehensive marketing campaigns aim to strengthen the Umpqua Bank brand and heighten public awareness about our innovative delivery of financial products and services. The bank has been recognized nationally for its use of new media and unique approach. From programs like Umpqua’s Discover Local Music Project and our ice cream truck, to campaigns like “Save Hard Spend Smart” and the “Lemonaire,” Umpqua is utilizing nontraditional media channels and leveraging mass market media in new ways. In 2005 Umpqua dubbed the term “hand-shake marketing” to describe the Company’s fresh approach to localized marketing.

Retail Store Concept.    As a financial services provider, we believe that the store environment is critical to successfully market and sell products and services. Retailers traditionally have displayed merchandise within their stores in a manner designed to encourage customers to purchase their products. Purchases are made on the spur of the moment due to the products’ availability and attractiveness. Umpqua Bank believes this same concept can be applied to financial institutions and accordingly displays financial services and products through tactile merchandising within our stores. Unlike many financial institutions whose strategy is to discourage customers from visiting their facilities in favor of ATMs or other forms of electronic banking, we encourage customers to visit our stores, where they are greeted by well-trained sales associates and encouraged to browse and to make “impulse purchases.” Our “Next Generation” store model includes features like wireless laptop computers customers can use, opening rooms with fresh fruit and refrigerated beverages and innovative products packaging like MainStreet for businesses – a package that includes relationship pricing for deposit and loan products, access to our LocalSpace our social network for small businesses, and invitation to “Business Therapy” seminars. The stores host a variety of after-hours events, from poetry readings to seminars on how to build an art collection. To bring financial services to our customers in a cost-effective way, we introduced “Neighborhood Stores.” We build these stores in established neighborhoods and design them to be neighborhood hubs. These stand-alone full-service stores are smaller size and emphasize advanced technology. To strengthen brand recognition, all Neighborhood Stores are similar in appearance. Umpqua’s “Innovation Lab” is a one-of-a-kind location, showcasing emerging and existing technologies that foster community and redefine what consumers can expect from a banking experience. As a testing ground for new initiatives, the Lab will change regularly to feature new technology, products, services and community events.

Service Culture.    Umpqua believes strongly that if we lead with a service culture, we will have more opportunity to sell our products and services and to create deeper customer relationships. Although a successful marketing program will attract customers to visit our stores, a service environment and a well-trained sales team are critical to selling our products and services. We believe that our service culture has become well established throughout the organization due to our unique facility designs and ongoing training of our “Universal Associates” on all aspects of sales and service. We train our associates at our in-house training facility, known as “The World’s Greatest Bank University,” to recognize and celebrate exceptional service, and pay commissions for the sale of the Bank’s products and services. This service culture has helped transform us from a traditional community bank to a nationally recognized marketing company focused on selling financial products and services.

Products and Services

We offer a full array of financial products to meet the banking needs of our market area and target customers. To ensure the ongoing viability of our product offerings, we regularly examine the desirability and profitability of existing and potential new products. To make it easy for new prospective customers to bank with us and access our products, we offer a “Switch Kit,” which allows a customer to open a primary checking account with Umpqua Bank in less than ten minutes. Other avenues through which customers can access our products include our web site equipped with an e-switchkit which includes automated billpay switch, internet banking through “umpqua.online,” mobile banking, and our 24-hour telephone voice response system.

Deposit Products.    We offer a traditional array of deposit products, including non-interest bearing checking accounts, interest bearing checking and savings accounts, money market accounts and certificates of deposit. These accounts earn interest at rates established by management based on competitive market factors and management’s desire to increase certain types or maturities of deposit liabilities. Our approach is to tailor fit products and bundle those that meet the customer’s needs. This approach adds value for the customer, increases products per household and produces higher service fee income. We also offer a seniors program to customers over fifty years old, which includes an array of banking services and other amenities, such as purchase discounts, vacation trips and seminars.

During the economic downturn, Umpqua opted to increase FDIC insurance coverage for our customers, providing greater peace of mind during these difficult times. In addition, the Company has an agreement with Promontory Interfinancial Network that makes it possible to offer FDIC insurance to depositors in excess of the current deposit limits. This Certificate of Deposit Account Registry Service (“CDARS”) uses a deposit-matching program to distribute excess deposit balances across other participating banks. This product is designed to enhance our ability to attract and retain customers and increase deposits, by providing additional FDIC coverage to customers. Due to the nature of the placement of the funds, CDARS deposits are classified as “brokered deposits” by regulatory agencies.

Private Bank.    Umpqua Private Bank serves high net worth individuals with liquid investable assets by providing customized financial solutions and offerings. The private bank is designed to augment Umpqua’s existing high-touch customer experience, and works collaboratively with the Bank’s affiliate retail brokerage Umpqua Investments and with the independent capital management firm Ferguson Wellman Capital Management, to offer a comprehensive, integrated approach that meets clients’ financial goals.

Retail Brokerage Services.    Umpqua Investments provides a full range of brokerage services including equity and fixed income products, mutual funds, annuities, options, retirement planning and money management services. Additionally, Umpqua Investments offers life insurance policies. At December 31, 2010, Umpqua Investments had 44 Series 7-licensed financial advisors serving clients at three stand-alone retail brokerage offices and “Investment Opportunity Centers” located in many Bank stores.

Asset Management Services.    Umpqua entered into a strategic alliance with Ferguson Wellman in the fall of 2009 to further enhance our offerings to individuals, unions and corporate retirement plans, endowments and foundations.

Commercial Loans and Commercial Real Estate Loans.    We offer specialized loans for business and commercial customers, including accounts receivable and inventory financing, equipment loans, international trade, real estate construction loans and permanent financing and SBA program financing. Additionally, we offer specially designed loan products for small businesses through our Small Business Lending Center, and have recently introduced a new business banking division to increase lending to small and mid-sized businesses. Ongoing credit management activities continue to focus on commercial real estate loans given this is a significant portion of our loan portfolio. We are also engaged in initiatives that continue to diversify the loan portfolio including a strong focus on commercial and industrial loans in addition to financing owner-occupied properties.

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

Market Area and Competition

The geographic markets we serve are highly competitive for deposits, loans, leases and retail brokerage services. We compete with traditional banking and thrift institutions, as well as non-bank financial service providers, such as credit unions, brokerage

Umpqua Holdings Corporation

firms and mortgage companies. In our primary market areas of Oregon, Western Washington, Northern California, and Nevada, major banks and large regional banks generally hold dominant market share positions. By virtue of their larger capital bases, these institutions have significantly larger lending limits than we do and generally have more expansive branch networks. Competition also includes other commercial banks that are community-focused.

As the industry becomes increasingly dependent on and oriented toward technology-driven delivery systems, permitting transactions to be conducted by telephone, computer and the internet, non-bank institutions are able to attract funds and provide lending and other financial services even without offices located in our primary service area. Some insurance companies and brokerage firms compete for deposits by offering rates that are higher than may be appropriate for the Bank in relation to its asset and liability management objectives. However, we offer a wide array of deposit products and believe we can compete effectively through rate-driven product promotions. We also compete with full service investment firms for non-bank financial products and services offered by Umpqua Investments.

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

Many of our stores are located in markets that have historically experienced growth below statewide averages. During the past several years, the States of Oregon, California, Washington, and Nevada have experienced economic difficulties. To the extent the fiscal condition of state and local governments does not improve, there could be an adverse effect on business conditions in the affected state that would negatively impact the prospects for the Bank’s operations located there.

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

The following table presents the Bank’s market share percentage for total deposits as of June 30, 2010, in each county where we have operations. The table also indicates the ranking by deposit size in each market. All information in the table was obtained from SNL Financial of Charlottesville, Virginia, which compiles deposit data published by the FDIC as of June 30, 2010 and updates the information for any bank mergers completed subsequent to the reporting date.

Oregon
County	Market Share	Market Rank	Number of Stores
Benton	6.5%	7	1
Clackamas	3.3%	8	5
Coos	39.5%	1	5
Curry	29.3%	2	1
Deschutes	4.4%	7	5
Douglas	62.6%	1	10
Jackson	14.8%	1	9
Josephine	17.3%	2	5
Lane	18.1%	1	9
Lincoln	12.7%	3	2
Linn	11.7%	4	3
Marion	7.3%	5	3
Multnomah	3.0%	6	14
Washington	3.3%	9	3

California
County	Market Share	Market Rank	Number of Stores
Amador	4.6%	7	1
Butte	3.2%	8	2
Calaveras	24.6%	2	4
Colusa	34.6%	1	2
Contra Costa	0.2%	26	2
El Dorado	7.4%	4	5
Glenn	27.1%	3	2
Humboldt	26.4%	1	7
Lake	15.0%	3	2
Mendocino	2.9%	7	1
Napa	11.6%	3	7
Placer	7.4%	3	9
Sacramento	1.2%	15	6
San Joaquin	0.6%	20	1
Shasta	2.6%	8	1
Solano	4.0%	9	4
Stanislaus	0.9%	15	2
Sutter	15.4%	3	2
Tehama	16.3%	3	2
Trinity	25.0%	2	1
Tuolumne	16.2%	3	5
Yolo	2.7%	12	1
Yuba	24.0%	2	2

Umpqua Holdings Corporation

Washington
County	Market Share	Market Rank	Number of Stores
Clark	8.2%	6	5
King	0.5%	21	8
Pierce	3.9%	8	11
Snohomish	0.4%	24	1

Nevada
County	Market Share	Market Rank	Number of Stores
Washoe	0.7%	7	4

Lending and Credit Functions

The Bank makes both secured and unsecured loans to individuals and businesses. At December 31, 2010, commercial real estate, commercial, residential, and consumer and other represented approximately 69%, 22%, 9%, and 1%, respectively, of the total non-covered loan and lease portfolio.

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

The Bank may also maintain an unallocated allowance amount to provide for other credit losses inherent in a loan and lease portfolio that may not have been contemplated in the credit loss factors. This unallocated amount generally comprises less than 10% of the allowance, but may be maintained at higher levels during times of deteriorating economic conditions characterized by falling real estate values. The unallocated amount is reviewed periodically based on trends in credit losses, the results of credit reviews and overall economic trends. As of December 31, 2010, the unallocated allowance amount represented 8% of the allowance.

Management believes that the ALLL was adequate as of December 31, 2010. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 82% of our total loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses. The U.S. recession, the housing market downturn, and declining real estate values in our markets have negatively impacted aspects of our residential development, commercial real estate, commercial construction and commercial loan portfolios, and have led to an increase in non-performing loans and the allowance for loan and lease losses. A continued deterioration or a prolonged delay in economic recovery in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan and lease losses.

Employees

As of December 31, 2010, we had a total of 2,185 full-time equivalent employees. None of the employees are subject to a collective bargaining agreement and management believes its relations with employees to be good. Umpqua Bank was named #25 on Fortune magazine’s 2011 list of “100 Best Companies to Work For”, #23 on the 2010 list, #34 on the 2009 list, #13 on the 2008 list and #34 on the 2007 list. Information regarding employment agreements with our executive officers is contained in Item 11 below, which item is incorporated by reference to our proxy statement for the 2011 annual meeting of shareholders.

Government Policies

The operations of our subsidiaries are affected by state and federal legislative changes and by policies of various regulatory authorities. These policies include, for example, statutory maximum legal lending rates, domestic monetary policies of the Board of Governors of the Federal Reserve System, United States fiscal policy, and capital adequacy and liquidity constraints imposed by federal and state regulatory agencies. Congress enacted the Emergency Economic Stabilization Act of 2008 (“EESA”), which granted significant authority to the U.S. Department of the Treasury (the “Treasury”) to invest in financial institutions, guarantee debt, buy troubled assets and take other action designed to stabilize financial markets. In November 2008, the Company closed a transaction under the Capital Purchase Program (“CPP”) in which the Company issued 214,181 shares of cumulative preferred stock to the Treasury and issued a warrant to purchase 2,221,795 (reduced in 2009 to 1,110,898) shares of common stock at $14.46 per share in exchange for $214,181,000. Agreements executed in connection with the CPP transaction placed restrictions on compensation payable to senior executive officers and provided that the Company may not declare dividends that exceed $0.19 per common share per quarter without Treasury’s prior written consent. Federal and state governments have been actively responding to the financial market crisis that unfolded in 2008 and legislative and regulatory initiatives are expected to continue for the foreseeable future. In connection with the company’s public offering in February 2010, Umpqua repurchased the preferred stock from the Treasury and the warrant in March 2010. See Note 22 of the Notes to the Consolidated Financial Statement in Item 8 below.

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

Umpqua Holdings Corporation

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

Federal and State Bank Regulation.    Umpqua Bank, as a state chartered bank with deposits insured by the FDIC, is primarily subject to the supervision and regulation of the Oregon Department of Consumer and Business Services Division of Finance and Corporate Securities, the Washington Department of Financial Institutions, the California Department of Financial Institutions, the Nevada Division of Financial Institutions and the FDIC. These agencies may prohibit the Bank from engaging in what they believe constitute unsafe or unsound banking practices. Our primary state regulator (the State of Oregon) regularly examines the Bank or participates in joint examinations with the FDIC.

The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of financial institutions within its jurisdiction, the FDIC evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or new facility. A less than “Satisfactory” rating would result in the suspension of any growth of the Bank through acquisitions or opening de novo branches until the rating is improved. As of the most recent CRA examination in April 2010, the Bank’s CRA rating was “Satisfactory.”

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

The Federal Reserve Act and related Regulation W limit the amount of certain loan and investment transactions between the Bank and its affiliates, require certain levels of collateral for such loans, and limit the amount of advances to third parties that may be collateralized by the securities of Umpqua or its subsidiaries. Regulation W requires that certain transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving nonaffiliated companies or, in the absence of comparable transactions, on terms and under circumstances, including credit standards, that in good faith would be offered to or would apply to nonaffiliated companies. Umpqua and its subsidiaries have adopted an Affiliate Transactions Policy and have entered into various affiliate agreements in compliance with Regulation W.

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

Federal Deposit Insurance.    Substantially all deposits with Umpqua Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC uses a risk-based assessment system that imposes insurance premiums based upon a bank’s capital level and supervisory ratings. The base assessment rates under the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”), enacted in February 2006, ranged from $0.02 to $0.40 per $100 of deposits annually. The FDIC could increase or decrease the assessment rate schedule five basis points (annualized) higher or lower than the base rates in order to manage the DIF to prescribed statutory target levels. For 2007 the effective assessment amounts were $0.03 above the base rate amounts. Assessment rates for well managed, well capitalized institutions ranged from $0.05 to $0.07 per $100 of deposits annually. The Bank’s assessment rate for 2008 fell within this range. In 2007, the FDIC issued one-time assessment credits that could be used to offset this expense. The Bank’s credit was fully utilized in 2007 and covered the majority of that year’s assessment. The Bank did not have any remaining credit to offset assessments in 2008.

In December 2008, the FDIC adopted a rule that amended the system for risk-based assessments and changed assessment rates in attempt to restore targeted reserve ratios in the DIF. Effective January 1, 2009, the risk-based assessment rates were uniformly raised by seven basis points (annualized). On February 27, 2009, the FDIC adopted further modified the risk-based assessment system, effective April 1, 2009, to effectively require larger risk institutions to pay a larger share of the assessment. Characteristics of larger risk institutions include a significant reliance on secured liabilities or brokered deposits, particularly when combined with rapid asset growth. The rule also provided incentives for institutions to hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 capital. The initial base assessment rates range from $0.12 to $0.45 per $100 of deposits annually. After potential adjustments related to unsecured debt, secured liabilities and brokered deposit balances, the final total assessment rates range from $0.07 to $0.775 per $100 of deposits annually. Initial base assessment rates for well managed, well capitalized institutions ranged from $0.12 to $0.16 per $100 of deposits annually. The Bank’s assessment rate for 2010 fell within this range. Further increases in the assessment rate could have a material adverse effect on our earnings, depending upon the amount of the increase.

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. Under the new restoration plan, the FDIC will forego the uniform three-basis point increase in initial assessment rates schedules for January 1, 2011, and maintain the current schedule of assessment rates. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, increase or decrease assessment rates. The FDIC has proposed additional rules to change the deposit insurance assessment system.

In 2006, the Reform Act increased the deposit insurance limit for certain retirement plan deposit accounts from $100,000 to $250,000. The basic insurance limit for other deposits, including individuals, joint account holders, businesses, government entities, and trusts, remained at $100,000. The Reform Act also provided for the merger of the two deposit insurance funds administered by the FDIC, the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”), into the DIF. On October 3, 2008, the EESA temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The basic deposit insurance limit would have returned to $100,000 after December 31, 2009. On May 20, 2009, the Helping Families Save Their Homes Act extended the temporary increase in the standard maximum deposit insurance amount to $250,000 per depositor through December 31, 2013. The standard maximum deposit insurance amount would return to $100,000 on January 1, 2014. The Dodd-Frank Act permanently raises the current standard maximum federal deposit insurance amount from $100,000 to $250,000 per qualified account.

In November 2008, the FDIC approved the final ruling establishing the Transaction Account Guarantee Program (“TAGP”) as part of the Temporary Liquidity Guarantee Program (“TLGP”). Under this program, effective immediately and through December 31, 2009, all non-interest bearing transaction accounts became fully guaranteed by the FDIC for the entire amount in the account. This unlimited coverage also extended to NOW (interest bearing deposit accounts) earning an interest rate no greater than 0.50% and all IOLTAs (lawyers’ trust accounts). Coverage under the TAGP, funded through insurance premiums paid by participating financial institutions, was in addition to and separate from the additional coverage announced under EESA. In August 2009, the FDIC extended the TAGP portion of the TLGP through June 30, 2010. In June 2010, the FDIC extended the TAGP portion of the TLGP for an additional six months, from July 1, 2010 to December 31, 2010. The rule

Umpqua Holdings Corporation

required that interest rates on qualifying NOW accounts offered by banks participating in the program be reduced to 0.25% from 0.50%. The rule provided for an additional extension of the program, without further rulemaking, for a period of time not to exceed December 31, 2011. Umpqua elected to participate in the TAGP program through the extended period. In July, the Dodd-Frank Act, was enacted which provides for unlimited deposit insurance for noninterest bearing transactions accounts (excluding NOW, but including IOLTAs) beginning December 31, 2010 for a period of two years.

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

Dividends.    Under the Oregon Bank Act and the Federal Deposit Insurance Corporation Improvement Act of 1991, the Bank is subject to restrictions on the payment of cash dividends to its parent company. A bank may not pay cash dividends if that payment would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. In addition, under the Oregon Bank Act, the amount of the dividend paid by the Bank may not be greater than net unreserved retained earnings, after first deducting to the extent not already charged against earnings or reflected in a reserve, all bad debts, which are debts on which interest is unpaid and past due at least six months unless the debt is fully secured and in the process of collection; all other assets charged-off as required by Oregon bank regulators or a state or federal examiner; and all accrued expenses, interest and taxes of the Bank. In addition, state and federal regulatory authorities are authorized to prohibit banks and holding companies from paying dividends that would constitute an unsafe or unsound banking practice. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition.

The agreements that we executed with the Treasury in connection with the CPP transaction provided that the Company could not pay dividends on, repurchase, or redeem any other class of stock unless we were current in the payment of all dividends on the preferred stock issued to Treasury. Furthermore, the agreement limited the amount of cash dividends on the Company’s common stock. Those agreements and the related dividend limitations terminated in the first quarter of 2010 when we repurchased the warrants from the Treasury. See Note 22 of the Notes to the Consolidated Financial Statement in Item 8 below.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires federal banking regulators to take “prompt corrective action” with respect to a capital-deficient institution, including requiring a capital restoration plan and restricting certain growth activities of the institution. Umpqua could be required to guarantee any such capital restoration plan required of the Bank if the Bank became undercapitalized. Pursuant to FDICIA, regulations were adopted defining five capital levels: well capitalized, adequately capitalized, undercapitalized, severely undercapitalized and critically undercapitalized. Under the regulations, the Bank is considered “well capitalized” as of December 31, 2010.

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

Legislation enacted by Congress in 1995 permits interstate banking and branching, which allows banks to expand nationwide through acquisition, consolidation or merger. Under this law, an adequately capitalized bank holding company may acquire banks in any state or merge banks across state lines if permitted by state law. Further, banks may establish and operate branches in any state subject to the restrictions of applicable state law. Under Oregon law, an out-of-state bank or bank holding company may merge with or acquire an Oregon state chartered bank or bank holding company if the Oregon bank, or in the case of a bank holding company, the subsidiary bank, has been in existence for a minimum of three years, and the law of the state in which the acquiring bank is located permits such merger. The Bank now has the ability to open additional de novo branches in the states of Oregon, California,Washington, and Nevada.

Section 613 of the Dodd-Frank Act eliminates interstate branching restrictions that were implemented as part of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, and removes many restrictions on de novo interstate branching by national and state-chartered banks. The FDIC and the OCC now have authority to approve applications by insured state nonmember banks and national banks, respectively, to establish de novo branches in states other than the bank’s home state if “the law of the State in which the branch is located, or is to be located, would permit establishment of the branch, if the bank were a State bank chartered by such State.” The enactment of this section may significantly increase interstate banking by community banks in western states, where barriers to entry were previously high.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act.    On July 21, 2010, President Obama signed the Dodd-Frank Act, which is a sweeping overhaul of financial industry regulation. In general, the Act:

•

Creates a systemic-risk council of top regulators, the Financial Stability Oversight Council (FSOC), whose purpose is to identify risks and respond to emerging threats to the financial stability of the U.S. arising from large, interconnected bank holding companies or nonbank financial companies;

•

Gives the FDIC authority to unwind large failing financial firms. Treasury would supply funds to cover the up-front costs of winding down the failed firm, but the government would have to put a “repayment plan” in place. Regulators would recoup any losses incurred from the wind-down afterwards by assessing fees on financial firms with more than $50 billion in assets;

•

Directs the FDIC to base deposit-insurance assessments on assets minus tangible capital instead of on domestic deposits and requires the FDIC to increase premium rates to raise the Deposit Insurance Fund’s (DIF) minimum reserve ratio from 1.15% to 1.35% by September 30, 2020. Banks, like Umpqua, with consolidated assets greater than $10 billion would pay the increased premiums;

•	Extends the FDIC’s Transaction Account Guarantee (TAG) program to December 31, 2012. There is no “opt-out” from the extension;

•

Permanently increases FDIC deposit-insurance coverage to $250,000, retroactive to January 1, 2008. The Act eliminates the 1.5% cap on the DIF reserve ratio and automatic dividends when the ratio exceeds 1.35%. Under the agreement, the FDIC would have discretion on whether to provide dividends to DIF members;

Umpqua Holdings Corporation

•	Authorizes banks to pay interest on business checking accounts, which is likely to significantly increase our interest expense;

•

Creates a new Consumer Financial Protection Bureau (CFPB), housed under the Federal Reserve and led by a director appointed by the President and confirmed by the Senate. All existing consumer laws and regulations will be transferred to this agency and each existing regulatory agency will contribute their respective consumer regulatory and exam staffs to the CFPB;

•

Grants to CFPB the authority to write consumer protection rules for banks and nonbank financial firms offering consumer financial services or products and to ensure that consumers are protected from “unfair, deceptive, or abusive” acts or practices. The CFPB also would have authority to examine and enforce regulations for banks, like Umpqua, with greater than $10 billion in assets;

•

Authorizes the CFPB to require banks to compile and provide reports relating to its consumer lending, marketing and other consumer business activities and to make that information available to the public if it is “in the public interest”;

•

Directs the Federal Reserve to set interchange fees for debit card transactions charged by banks with more than $10 billion in assets. It must establish what it determines are reasonable fees by factoring in their transaction costs compared to those for checks;

•

Requires loan originators to retain 5% of any loan sold and securitized, unless it is a “qualified residential mortgage”, which includes standard 30 and 15 year fixed rate loans. It also specifically exempts from risk retention FHA, VA, Farmer Mac and Rural Housing Service loans;

•

Excludes the proceeds of trust preferred securities from Tier 1 capital except for trust preferred securities issued before May 19, 2010 by bank holding companies, like the Company, with less than $15 billion in assets at December 31, 2009;

•	Adopts various mortgage lending and predatory lending provisions;

•

Requires federal regulators jointly to prescribe regulations mandating that financial institutions with more than $1 billion in assets to disclose to their regulators their incentive compensation plans to permit the regulators to determine whether the plans provide executive officers, employees, directors or principal shareholders with excessive compensation, fees or benefits; or could lead to material financial loss to the institution;

•

Imposes a number of requirements related to executive compensation that apply to all public companies, such as prohibition of broker discretionary voting in connection with a shareholder vote on executive compensation; mandatory shareholder “say on pay” (every one to three years) and “say on golden parachutes”; and clawback of incentive compensation from current or former executive officers following any accounting restatement;

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

Since 2007, dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment and under-employment have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations. We expect only moderate improvement in these conditions in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

•

We face increased regulation of our industry, including as a result of the Emergency Economic Stabilization Act of 2008 (the “EESA”), the American Recovery and Reinvestment Act of 2009 (the “ARRA”) and Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”). Compliance with such regulation will increase our costs, reduce existing sources of revenue and may limit our ability to pursue business opportunities.

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

•	We may be required to pay significantly higher Federal Deposit Insurance Corporation premiums in the future if losses further deplete the FDIC deposit insurance fund.

•	There may be downward pressure on our stock price.

•	Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions and government sponsored entities.

•	We may face increased competition due to intensified consolidation of the financial services industry.

If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

The majority of our assets are loans, which if not repaid would result in losses to the Bank.

The Bank, like other lenders, is subject to credit risk, which is the risk of losing principal or interest due to borrowers’ failure to repay loans in accordance with their terms. Underwriting and documentation controls cannot mitigate all credit risk. A downturn in the economy or the real estate market in our market areas or a rapid increase in interest rates could have a negative effect on

Umpqua Holdings Corporation

collateral values and borrowers’ ability to repay. To the extent loans are not paid timely by borrowers, the loans are placed on non-accrual status, thereby reducing interest income. Further, under these circumstances, an additional provision for loan and lease losses or unfunded commitments may be required. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—”Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments”, “Provision for Loan and Lease Losses” and “Asset Quality and Non-Performing Assets”.

A large percentage of our loan portfolio is secured by real estate, in particular commercial real estate. Continued deterioration in the real estate market or other segments of our loan portfolio would lead to additional losses, which could have a material adverse effect on our business, financial condition and results of operations.

As of December 31, 2010, approximately 82% of our total loan portfolio is secured by real estate, the majority of which is commercial real estate. As a result of increased levels of commercial and consumer delinquencies and declining real estate values, sine 2007 we have experienced elevated levels of net charge-offs and allowances for loan and lease reserves. Increases in commercial and consumer delinquency levels or continued declines in real estate market values would require increased net charge-offs and increases in the allowance for loan and lease losses, which could have a material adverse effect on our business, financial condition and results of operations and prospects.

Continued deterioration in the real estate market could result in loans that we have restructured to become delinquent and classified as non-accrual loans.

At December 31, 2010, impaired loans of $84.4 million were classified as performing restructured loans. We restructured the loans in response to borrower financial difficulty, and generally provided for a temporary modification of loan repayment terms. Loans are reported as restructured when we grant concessions to a borrower experiencing financial difficulties that we would not otherwise consider. Examples of such concessions include forgiveness of principal or accrued interest, extending the maturity dates or providing a lower interest rate than would be normally available for a transaction of similar risk. In exchange for these concessions, at the time of restructure, we require additional collateral to bring the loan to value to at most 100%. A further decline in the economic conditions in our general market areas or other factors could adversely impact borrowers with restructured loans and cause borrowers to become delinquent or otherwise default or call into question their ability to repay full interest and principal in accordance with the restructured terms, which would result in the restructured loan being reclassified as non-accrual.

The effects of the current economic recession have been particularly severe in our primary market areas in the Pacific Northwest, Northern California, and Nevada.

Substantially all of our loans are to businesses and individuals in Northern California, Oregon, Washington, and Nevada. The Pacific Northwest has one of the nation’s highest unemployment rates and major employers in Oregon and Washington have implemented substantial employee layoffs or scaled back growth plans. Severe declines in housing prices and property values have been particularly acute in our primary market areas. The States of California, Oregon, Washington, and Nevada continue to face fiscal challenges, the long-term effects of which on each State’s economy cannot be predicted. A further deterioration in the economic conditions or a prolonged delay in economic recovery in our primary market areas could result in the following consequences, any of which could materially and adversely affect our business: loan delinquencies may increase; problem assets and foreclosures may increase putting further price pressures on valuations generally; demand for our products and services may decrease; low cost or noninterest bearing deposits may decrease; and collateral for loans made by us, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.

The benefits of our FDIC loss-sharing agreements may be reduced or eliminated.

In connection with Umpqua Bank’s assumption of the banking operations of EvergreenBank, Rainier Pacific Bank, and Nevada Security Bank, the Bank entered into Whole Bank Purchase and Assumption Agreements with Loss-Share. Our decisions regarding the fair value of assets acquired, including the FDIC loss-sharing assets, could be inaccurate which could materially and adversely affect our business, financial condition, results of operations, and future prospects. Management makes various assumptions and judgments about the collectability of the acquired loans, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. In FDIC-assisted acquisitions that include loss-sharing agreements, we record a loss-sharing asset that reflects our estimate of the timing and amount of future losses that are anticipated to occur in and used to value the acquired loan portfolio. In determining the size of the loss-sharing asset, we analyze the loan portfolio based on historical loss experience, volume and classification of loans, volume and trends in delinquencies and nonaccruals, local economic conditions, and other pertinent information.

If our assumptions relating the timing or amount expected losses are incorrect, there could be a negative impact on our operating results. Increases in the amount of future losses in response to different economic conditions or adverse developments in the acquired loan portfolio may result in increased credit loss provisions. Changes in our estimate of the timing of those losses, specifically if those losses are to occur beyond the applicable loss-sharing periods, may result in impairments of the FDIC indemnification asset.

Our ability to obtain reimbursement under the loss-sharing agreements on covered assets depends on our compliance with the terms of the loss-sharing agreements.

Management must certify to the FDIC on a quarterly basis our compliance with the terms of the FDIC loss-sharing agreements as a prerequisite to obtaining reimbursement from the FDIC for realized losses on covered assets. The required terms of the agreements are extensive and failure to comply with any of the guidelines could result in a specific asset or group of assets permanently losing their loss-sharing coverage. Additionally, management may decide to forgo loss-share coverage on certain assets to allow greater flexibility over the management of certain assets. As of December 31, 2010, $815.8 million, or 7.0%, of the Company’s assets were covered by the aforementioned FDIC loss-sharing agreements.

Under the terms of the FDIC loss-sharing agreements, the assignment or transfer of a loss-sharing agreement to another entity generally requires the written consent of the FDIC. In addition, the Bank may not assign or otherwise transfer a loss-sharing agreement during its term without the prior written consent of the FDIC. No assurances can be given that we will manage the covered assets in such a way as to maintain loss-share coverage on all such assets.

FDIC-assisted acquisition opportunities may not become available and increased competition may make it more difficult for us to successfully bid on failed bank transactions.

Our near-term business strategy includes analyzing and bidding on failing banks that the FDIC plans to place in receivership. The FDIC may not place banks that meet our strategic objectives into receivership. Failed bank transactions are attractive opportunities in part because of loss sharing arrangements, or significant discounts, with the FDIC that limit the acquirer’s downside risk on the purchased loan portfolio. In addition, assets purchased from the FDIC are marked to their fair value and in many cases there often is little or no addition to goodwill arising from FDIC-assisted transaction. However, the bidding process for failing banks has become very competitive and the FDIC does not provide information about bids until after the failing bank is closed. We may not be able to match or beat the bids of other acquirers unless we bid aggressively by increasing the premium paid on assumed deposits or reducing the discount bid on assets purchased, which could make the acquisition less beneficial to the financial performance of the Bank.

A rapid change in interest rates could make it difficult to maintain our current interest income spread and could result in reduced earnings.

Our earnings are largely derived from net interest income, which is interest income and fees earned on loans and investments, less interest paid on deposits and other borrowings. Interest rates are highly sensitive to many factors that are beyond the control of our management, including general economic conditions and the policies of various governmental and regulatory authorities. As interest rates change, net interest income is affected. With fixed rate assets (such as fixed rate loans and most investment securities) and liabilities (such as certificates of deposit), the effect on net interest income depends on the cash flows associated with the maturity of the asset or liability. Asset/liability management policies may not be successfully implemented and from time to time our risk position is not balanced. An unanticipated rapid decrease or increase in interest rates could have an adverse effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore on the level of net interest income. For instance, any rapid increase in interest rates in the future could result in

Umpqua Holdings Corporation

interest expense increasing faster than interest income because of fixed rate loans and longer-term investments. Further, substantially higher interest rates generally reduce loan demand and may result in slower loan growth than previously experienced. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—”Quantitative and Qualitative Disclosures about Market Risk”.

Interest rate volatility and credit risk adjusted rate spreads may impact our financial assets and liabilities measured at fair value, particularly the fair value of our junior subordinated debentures.

The widening of the credit risk adjusted rate spreads on potential new issuances of junior subordinated debentures above our contractual spreads and reductions in three month LIBOR rates have contributed to cumulative positive fair value adjustments in our junior subordinated debentures carried at fair value over the last three years. Tightening of these credit risk adjusted rate spreads and interest rate volatility may result in recognizing negative fair value adjustments charged to earnings in the future.

The Dodd-Frank Act and other recent legislative and regulatory initiatives contain numerous provisions and requirements that could detrimentally affect the Company’s business.

The Dodd-Frank Act and related regulations subject us and other financial institutions to additional restrictions, oversight, reporting obligations and costs, which could have an adverse impact on our business, financial condition, results of operations or the price of our common stock. In addition, this increased regulation of the financial services industry restricts the ability of firms within the industry to conduct business consistent with historical practices, including aspects such as compensation, interest rates, new and inconsistent consumer protection regulations and mortgage regulation, among others. Congress or state legislatures could also adopt laws reducing the amount that borrowers are otherwise contractually required to pay under existing loan contracts, require lenders to extend or restructure certain loans or limit foreclosure and collection remedies. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied.

We cannot predict the substance or impact of pending or future legislation or regulation, or the application thereof. Compliance with such current and potential regulation and scrutiny will significantly increase our costs, impede the efficiency of our internal business processes, may require us to increase our regulatory capital and may limit our ability to pursue business opportunities in an efficient manner. In response, we may be required to or choose to raise additional capital, which could have a dilutive effect on the existing holders of our common stock and adversely affect the market price of our common stock.

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

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale or pledging as collateral of loans and other assets could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. An adverse regulatory action against us could detrimentally impact our access to liquidity sources. Our ability to borrow could also be impaired by factors that are nonspecific to us, such as severe disruption of the financial markets or negative news and expectations about the prospects for the financial services industry as a whole as evidenced by turmoil in the domestic and worldwide credit markets.

Our wholesale funding sources may prove insufficient to support our future growth or an unexpected reduction in deposits.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. If we grow more rapidly than any increase in our deposit balances, we are likely to become more dependent on these sources, which include Federal Home Loan Bank advances, proceeds from the sale of loans and liquidity resources at the holding company. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs, and our profitability would be adversely affected.

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

Various statutory provisions restrict the amount of dividends the Bank can pay to us without regulatory approval. The Bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet the “adequately capitalized” level in accordance with regulatory capital requirements. It is also possible that, depending upon the financial condition of the Bank and other factors, regulatory authorities could conclude that payment of dividends or other payments, including payments to us, is an unsafe or unsound practice and impose restrictions or prohibit such payments. Under Oregon law, the Bank may not pay dividends in excess of unreserved retained earnings, deducting there from, to the extent not already charged against earnings or reflected in a reserve, the following: (1) all bad debts, which are debts on which interest is past due and unpaid for at least six months, unless the debt is fully secured and in the process of collection; (2) all other assets charged-off as required by Oregon bank regulators or a state or federal examiner; and (3) all accrued expenses, interest and taxes of the institution. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition.

A significant decline in the company’s market value could result in an impairment of goodwill.

Recently, the Company’s common stock has been trading at a price below its book value, including goodwill and other intangible assets. The valuation of goodwill is estimated using discounted cash flows of forecasted earnings, estimated sales price based on recent observable market transactions and market capitalization based on current stock price. If impairment was deemed to exist, a write down of the asset would occur with a charge to earnings. In the second quarter 2009, we recognized a goodwill impairment charge of $112.0 million related to our Community Banking operating segment. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Goodwill and Other Intangible Assets”.

A deferred tax asset position comprises $9.6 million of our total assets at December 31, 2010, and we are required to assess the recoverability of this asset on an ongoing basis.

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

Umpqua Holdings Corporation

We are pursuing an aggressive growth strategy that is expected to include mergers and acquisitions, which could create integration risks.

Umpqua is among the fastest-growing community financial services organizations in the United States. Since 2000, we have completed the acquisition and integration of 10 other financial institutions. There is no assurance that future acquisitions will be successfully integrated. We have announced our intent to pursue FDIC-assisted acquisition opportunities, traditional M&A transactions, and to open new stores in Oregon, Washington and California to continue our growth strategy. If we pursue our growth strategy too aggressively, or if factors beyond management’s control divert attention away from our integration plans, we might not be able to realize some or all of the anticipated benefits. Moreover, we are dependent on the efforts of key personnel to achieve the synergies associated with our acquisitions. The loss of one or more of our key persons could have a material adverse effect upon our ability to achieve the anticipated benefits.

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

Umpqua Investments’ retail brokerage operations present special risks not borne by community banks that focus exclusively on community banking. For example, the brokerage industry is subject to fluctuations in the stock market that may have a significant adverse impact on transaction fees, customer activity and investment portfolio gains and losses. Likewise, additional or modified regulations may adversely affect Umpqua Investments’ operations. Umpqua Investments is also dependent on a small number of established brokers, whose departure could result in the loss of a significant number of customer accounts. A significant decline in fees and commissions or trading losses suffered in the investment portfolio could adversely affect Umpqua Investments’ income and potentially require the contribution of additional capital to support its operations. Umpqua Investments is subject to claim arbitration risk arising from customers who claim their investments were not suitable or that their portfolios were too actively traded. These risks increase when the market, as a whole, declines. The risks associated with retail brokerage may not be supported by the income generated by those operations. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—”Non-interest Income”.

Our banking and brokerage operations are subject to extensive government regulation that is expected to become more burdensome, increase our costs and make us less competitive compared to financial services firms that are not subject to the same regulation.

We and our subsidiaries are subject to extensive regulation under federal and state laws. These laws and regulations are primarily intended to protect customers, depositors and the deposit insurance fund, rather than shareholders. The Bank is an Oregon state-chartered commercial bank whose primary regulator is the Oregon Division of Finance and Corporate Securities. The Bank is also subject to the supervision by and the regulations of the Washington Department of Financial Institutions, the California Department of Financial Institutions, the Nevada Division of Financial Institutions and the Federal Deposit Insurance Corporation (“FDIC”), which insures bank deposits. Umpqua Investments is subject to extensive regulation by the Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority. Umpqua is subject to regulation and supervision by the Board of Governors of the Federal Reserve System, the SEC and NASDAQ. Federal and state regulations may place banks and brokerage firms at a competitive disadvantage compared to less regulated competitors such as finance companies, credit unions, mortgage banking companies and leasing companies. There is also the possibility that laws could be enacted that would prohibit a company from controlling both an FDIC-insured bank and a broker dealer, or restrict their activities if under common ownership. If we receive less than satisfactory results on regulatory examinations, we could be restricted from making acquisitions, adding new stores, developing new lines of business or otherwise continuing our growth strategy for a period of time. Future changes in federal and state banking and brokerage regulations could adversely affect our operating results and ability to continue to compete effectively.

The value of the securities in our investment securities portfolio may be negatively affected by continued disruptions in securities markets.

The market for some of the investment securities held in our portfolio has become extremely volatile over the past three years. Volatile market conditions or deteriorating financial performance of the issuer or obligor may detrimentally affect the value of these securities. There can be no assurance that the declines in market value associated with these disruptions will not result in other-than-temporary or permanent impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

The volatility of our mortgage banking business can adversely affect earnings if our mitigating strategies are not successful.

Changes in interest rates greatly affect the mortgage banking business. One of the principal risks in this area is prepayment of mortgages and the consequent detrimental effect on the value of mortgage servicing rights (“MSR”). We may employ hedging strategies to mitigate this risk but if the hedging decisions and strategies are not successful, our net income could be adversely affected. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—”Mortgage Servicing Rights”.

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

Umpqua Holdings Corporation

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

The executive offices of Umpqua are located at One SW Columbia Street in Portland, Oregon in office space that is leased. The main office of Umpqua Investments is located at 200 SW Market Street in Portland, Oregon in office space that is leased. The Bank owns its main office located in Roseburg, Oregon. At December 31, 2010, the Bank conducted Community Banking activities or operated Commercial Banking Centers at 183 locations, in Northern California, Oregon and Washington along the I-5 corridor; in the San Francisco Bay area, Inland Foothills, Napa and Coastal regions in California; in Bend and along the Coast of Oregon; in greater Seattle and Bellevue, Washington, and in Reno, Nevada, of which 64 are owned and 119 are leased under various agreements. As of December 31, 2010, the Bank also operated 11 facilities for the purpose of administrative and other functions, such as back-office support, of which four are owned and seven are leased. All facilities are in a good state of repair and appropriately designed for use as banking or administrative office facilities. As of December 31, 2010, Umpqua Investments leased four stand-alone offices from unrelated third parties and also leased space in six Bank stores under lease agreements that are based on market rates.

Additional information with respect to owned premises and lease commitments is included in Notes 8 and 20, respectively, of the Notes to Consolidated Financial Statements in Item  8 below.

ITEM 3.    LEGAL PROCEEDINGS.

In December 2010, we closed the settlement of two litigation cases filed in the Circuit Court of the State of Oregon for Multnomah County by Kevin D. Padrick, Trustee of the Summit Accommodators Liquidating Trust (case no. 0906-08488) and by Danae Miller and fifty-seven additional plaintiffs, who are creditors in the Summit bankruptcy (case no. 0909-12729), together with a related case filed by Padrick against various insurance companies who issued policies to Summit Accommodators, Inc., which was filed in U.S. District Court for the District of Oregon (case no. 3:10-CV195). The terms of the settlement are confidential and no party admitted liability, fault or wrongdoing.

Due to the nature of our business, we are involved in legal proceedings that arise in the ordinary course of our business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

See Note 20 (Legal Proceedings) for a discussion of the Company’s involvement in litigation pertaining to Visa, Inc.

ITEM 4.    (REMOVED AND RESERVED)

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Our Common Stock is traded on The NASDAQ Global Select Market under the symbol “UMPQ.” As of December 31, 2010, there were 200,000,000 common shares authorized for issuance. The following table presents the high and low sales prices of our common stock for each period, based on inter-dealer prices that do not include retail mark-ups, mark-downs or commissions, and cash dividends declared for each period:

Quarter Ended	High	Low	Cash Dividend Per Share
December 31, 2010	$12.59	$10.42	$0.05
September 30, 2010	$13.15	$10.20	$0.05
June 30, 2010	$15.90	$11.34	$0.05
March 31, 2010	$14.24	$10.87	$0.05

December 31, 2009	$13.73	$9.41	$0.05
September 30, 2009	$11.84	$6.95	$0.05
June 30, 2009	$12.11	$7.58	$0.05
March 31, 2009	$14.54	$6.68	$0.05

In April 2010, our shareholders increased our common shares authorized for issuance from 100,000,000 shares to 200,000,000 shares. In addition, they increased the authorized preferred shares from 2,000,000 shares to 4,000,000 shares.

As of December 31, 2010, our common stock was held by approximately 4,900 shareholders of record, a number that does not include beneficial owners who hold shares in “street name”, or shareholders from previously acquired companies that have not exchanged their stock. At December 31, 2010, a total of 2.1 million stock options, 401,000 shares of restricted stock and 225,000 restricted stock units were outstanding. Additional information about stock options, restricted stock and restricted stock units is included in Note 22 of the Notes to Consolidated Financial Statements in Item 8 below and in Item 12 below.

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

In connection with the issuance and sale of preferred stock in the fourth quarter of 2008, the Company had entered into a Letter Agreement including the Securities Purchase Agreement—Standard Terms (the “Agreement”) with the U.S. Treasury. The Agreement had contained certain limitations on the payment of quarterly cash dividends on the Company’s common stock in excess of $0.19 per share, and on the Company’s ability to repurchase its common stock. The preferred stock had no maturity date and ranked senior to our common stock with respect to the payment of dividends and distribution of amounts payable upon liquidation, dissolution and winding up of the Company. The preferred had no general voting or participation rights, and no sinking fund requirements. In the event dividends on the preferred stock were not paid in full for six dividend periods, whether or not consecutive, the preferred stock holders would have had the right to elect two directors. Additional information about the preferred stock is included in Note 22 of the Notes to Consolidated Financial Statements in Item 8 below. Following the company’s public offering in February 2010, Umpqua redeemed the preferred stock on February 17, 2010 and repurchased the warrants held by the Treasury on March 31, 2010 and thereby terminated the restrictions on the payment of common stock dividends under the Agreement. See Note 22 of the Notes to the Consolidated Financial Statement in Item 8 below.

During 2010, Umpqua’s Board of Directors declared a quarterly cash dividend of $0.05 per common share per quarter. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth. We expect that the dividend rate will be reassessed on a quarterly basis by the Board of Directors in accordance with the dividend policy. Such dividends are subject to the restrictions described in the preceding paragraph.

Umpqua Holdings Corporation

We have a dividend reinvestment plan that permits shareholder participants to purchase shares at the then-current market price in lieu of the receipt of cash dividends. Shares issued in connection with the dividend reinvestment plan are purchased in open market transactions.

Equity Compensation Plan Information

The following table sets forth information about equity compensation plans that provide for the award of securities or the grant of options to purchase securities to employees and directors of Umpqua, its subsidiaries and its predecessors by merger that were in effect at December 31, 2010.

(shares in thousands)

	Equity Compensation Plan Information

	(A	)	(B	)	(C	)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights(4)		Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (A)
Equity compensation plans approved by security holders
2003 Stock Incentive Plan(1)	1,623		$15.70		1,799
2007 Long Term Incentive Plan(2)	225		—		736
Other(3)	482		$11.91		—

Total	2,330		$14.82		2,535
Equity compensation plans not approved by security holders	—		—		—

Total	2,330		$14.82		2,535

(1)	At Umpqua’s 2010 Annual Meeting, shareholders approved an amendment to the 2003 Stock Incentive Plan to make an additional two million shares of stock available for issuance through awards of incentive stock options, nonqualified stock options or restricted stock grants, provided awards of stock options and restricted stock grants under the 2003 Stock Incentive Plan, when added to options outstanding under all other plans, are limited to a maximum 10% of the outstanding shares on a fully diluted basis. The Plan’s termination date was extended to June 30, 2015.
(2)	At Umpqua’s 2007 Annual Meeting, shareholders approved a 2007 Long Term Incentive Plan. The plan authorized the issuance of one million shares of stock through awards of performance-based restricted stock unit grants to executive officers. Target grants of 111,000 and maximum grants of 194,000 were approved to be issued in 2007, target grants of 105,000 and maximum grants of 183,000 were approved to be issued in 2008, and target grants of 65,000 and maximum grants of 114,000 were approved to be issued in 2009 under this plan. During 2008, 76,000 units forfeited upon the retirement of an executive. During 2009, 23,000 units vested and were released and 57,000 units forfeited upon the retirement of an executive. During 2010, 16,000 units vested and were released and 94,000 units forfeited upon the retirement of an executive. As of December 31, 2010, 197,000 restricted stock units are expected to vest if the current estimate of performance-based targets is satisfied, and would result in 764,000 securities available for future issuance.
(3)	Includes other Umpqua stock plans and stock plans assumed through previous mergers. Includes 24,000 shares issued under North Bay Bancorp’s stock option plans, having a weighted average exercise price of $17.17. Includes 270,000 shares issued under all other previously acquired companies’ stock option plans, having a weighted average exercise price of $8.58 per share.
(4)	Weighted average exercise price is based solely on securities with an exercise price.

(b)	Not applicable.

(c) The following table provides information about repurchases of common stock by the Company during the quarter ended December 31, 2010:

Period	Total number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
10/1/10 - 10/31/10	231	$11.31	—	1,542,945
11/1/10 - 11/30/10	—	$—	—	1,542,945
12/1/10 - 12/31/10	—	$—	—	1,542,945

Total for quarter	231	$11.31	—

(1)	Shares repurchased by the Company during the quarter consist of cancellation of 231 restricted shares to pay withholding taxes. There were no shares tendered in connection with option exercises and no shares were repurchased pursuant to the Company’s publicly announced corporate stock repurchase plan described in (2) below.
(2)	The Company’s share repurchase plan, which was approved by the Board and announced in August 2003, originally authorized the repurchase of up to 1.0 million shares. Prior to 2008, the authorization was amended to increase the repurchase limit to 6.0 million shares. On April 21, 2009, the Board of Directors approved an extension to the expiration date of the common stock repurchase plan to June 30, 2011. As of December 31, 2010, a total of 1.5 million shares remained available for repurchase. The Company repurchased no shares under the repurchase plan in 2010 or 2009. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan.

During the year ended December 31, 2010, there were 4,515 shares tendered in connection with option exercises. During the year ended December 31, 2009, there were no shares tendered in connection with option exercises. Restricted shares cancelled to pay withholding taxes totaled 12,443 and 11,257 shares during the years ended December 31, 2010 and 2009, respectively. Restricted stock units cancelled to pay withholding taxes totaled 5,583 during the year ended December 31, 2010. Restricted stock units cancelled to pay withholding taxes totaled 8,259 during the year ended December 31, 2009.

Umpqua Holdings Corporation

STOCK PERFORMANCE GRAPH

The following chart, which is furnished not filed, compares the yearly percentage changes in the cumulative shareholder return on our common stock during the five fiscal years ended December 31, 2010, with (i) the Total Return Index for NASDAQ Bank Stocks (ii) the Total Return Index for The Nasdaq Stock Market (U.S. Companies) and (iii) the Standard and Poor’s 500. This comparison assumes $100.00 was invested on December 31, 2005, in our common stock and the comparison indices, and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. Price information from December 31, 2005 to December 31, 2010, was obtained by using the NASDAQ closing prices as of the last trading day of each year.

	Period Ending
	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Umpqua Holdings Corporation	$100.00	$105.36	$56.91	$56.05	$52.98	$48.91
Nasdaq Bank Stocks	$100.00	$113.82	$91.16	$71.52	$59.87	$68.34
Nasdaq U.S.	$100.00	$110.39	$122.15	$73.32	$106.57	$125.91
S&P 500	$100.00	$115.79	$122.16	$76.96	$97.33	$111.99

ITEM 6.     SELECTED FINANCIAL DATA.

Umpqua Holdings Corporation

Annual Financial Trends

(in thousands, except per share data)

	2010	2009	2008	2007	2006
Interest income	$488,596	$423,732	$442,546	$488,392	$405,941
Interest expense	93,812	103,024	152,239	202,438	143,817

Net interest income	394,784	320,708	290,307	285,954	262,124
Provision for non-covered loan and lease losses	113,668	209,124	107,678	41,730	2,552
Provision for covered loan and lease losses	5,151	—	—	—	—
Non-interest income	75,904	73,516	107,118	64,829	53,525
Non-interest expense	311,063	267,178	215,588	210,804	177,104
Goodwill impairment	—	111,952	982	—	—
Merger related expenses	6,675	273	—	3,318	4,773

Income (loss) before provision for (benefit from) income taxes	34,131	(194,303)	73,177	94,931	131,220
Provision for (benefit from) income taxes	5,805	(40,937)	22,133	31,663	46,773

Net income (loss)	28,326	(153,366)	51,044	63,268	84,447
Preferred stock dividends	12,192	12,866	1,620	—	—
Dividends and undistributed earnings allocated to participating securities	67	30	154	187	192

Net earnings (loss) available to common shareholders	$16,067	$(166,262)	$49,270	$63,081	$84,255

YEAR END
Assets	$11,668,710	$9,381,372	$8,597,550	$8,340,053	$7,344,236
Earning assets	10,374,131	8,344,203	7,491,498	7,146,841	6,287,202
Non-covered loans and leases(1)	5,658,987	5,999,267	6,131,374	6,055,635	5,361,862
Covered loans and leases	785,898	—	—	—	—
Deposits	9,433,805	7,440,434	6,588,935	6,589,326	5,840,294
Term debt	262,760	76,274	206,531	73,927	9,513
Junior subordinated debentures, at fair value	80,688	85,666	92,520	131,686	—
Junior subordinated debentures, at amortized cost	102,866	103,188	103,655	104,680	203,688
Common shareholders’ equity	1,642,574	1,362,182	1,284,830	1,239,938	1,156,211
Total shareholders’ equity	1,642,574	1,566,517	1,487,008	1,239,938	1,156,211
Common shares outstanding	114,537	86,786	60,146	59,980	58,080

AVERAGE
Assets	$10,830,486	$8,975,178	$8,342,005	$7,897,568	$6,451,660
Earning assets	9,567,341	7,925,014	7,215,001	6,797,834	5,569,619
Non-covered loans and leases(1)	5,783,452	6,103,666	6,118,540	5,822,907	4,803,509
Covered Loans and leases	681,569	—	—	—	—
Deposits	8,607,980	7,010,739	6,459,576	6,250,521	5,003,949
Term debt	261,170	129,814	194,312	57,479	58,684
Junior subordinated debentures	184,134	190,491	226,349	221,833	187,994
Common shareholders’ equity	1,589,393	1,315,953	1,254,730	1,222,628	970,394
Total shareholders’ equity	1,657,544	1,519,119	1,281,220	1,222,628	970,394
Basic common shares outstanding	107,922	70,399	60,084	59,828	52,311
Diluted common shares outstanding	108,153	70,399	60,424	60,404	52,990

PER COMMON SHARE DATA
Basic earnings (loss)	$0.15	$(2.36)	$0.82	$1.05	$1.61
Diluted earnings (loss)	0.15	(2.36)	0.82	1.04	1.59
Book value	14.34	15.70	21.36	20.67	19.91
Tangible book value(2)	8.39	8.33	8.76	7.92	8.21
Cash dividends declared	0.20	0.20	0.62	0.74	0.60

Umpqua Holdings Corporation

(dollars in thousands)
	2010	2009	2008	2007	2006
PERFORMANCE RATIOS
Return on average assets(3)	0.15%	-1.85%	0.59%	0.80%	1.31%
Return on average common shareholders’ equity(4)	1.01%	-12.63%	3.93%	5.16%	8.68%
Return on average tangible common shareholders’ equity(5)	1.76%	-26.91%	9.99%	13.05%	20.79%
Efficiency ratio(6), (7)	66.90%	95.34%	54.08%	60.62%	57.32%
Average common shareholders’ equity to average assets	14.68%	14.66%	15.04%	15.48%	15.04%
Leverage ratio(8)	10.56%	12.79%	12.38%	9.24%	10.28%
Net interest margin (fully tax equivalent)(9)	4.17%	4.09%	4.07%	4.24%	4.74%
Non-interest revenue to total net revenue(10)	16.13%	18.65%	26.95%	18.48%	16.96%
Dividend payout ratio(11)	133.33%	-8.47%	75.61%	70.48%	37.27%

ASSET QUALITY
Non-covered, non-performing loans	$145,248	$199,027	$133,366	$91,099	$9,058
Non-covered, non-performing assets	178,039	223,593	161,264	98,042	9,058
Allowance for non-covered loan and lease losses	101,921	107,657	95,865	84,904	60,090
Net charge-offs	119,404	197,332	96,717	21,994	574
Non-covered, non-performing loans to total loans	2.57%	3.32%	2.18%	1.50%	0.17%
Non-covered, non-performing assets to total assets	1.53%	2.38%	1.88%	1.18%	0.12%
Allowance for non-covered loan and lease losses to total non-covered loans and leases	1.80%	1.79%	1.56%	1.40%	1.12%
Allowance for credit losses to total non-covered loans	1.82%	1.81%	1.58%	1.42%	1.15%
Net charge-offs to average non-covered loans and leases	2.06%	3.23%	1.58%	0.38%	0.01%

(1)	Excludes loans held for sale
(2)	Average common shareholders’ equity less average intangible assets (excluding MSR) divided by shares outstanding at the end of the year.
(3)	Net earnings (loss) available to common shareholders divided by average assets.
(4)	Net earnings (loss) available to common shareholders divided by average common shareholders’ equity.
(5)	Net earnings (loss) available to common shareholders divided by average common shareholders’ equity less average intangible assets. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—”Results of Operations – Overview” for the reconciliation of non-GAAP financial measures, in Item 7 of this report.
(6)	Non-interest expense divided by the sum of net interest income (fully tax equivalent) and non-interest income.
(7)	The efficiency ratio calculation includes goodwill impairment charges of $112.0 million and $1.0 million in 2009 and 2008, respectively. Goodwill impairment losses are a non-cash expense that have no direct effect on the Company’s or the Bank’s liquidity or capital ratios.
(8)	Tier 1 capital divided by leverage assets. Leverage assets are defined as quarterly average total assets, net of goodwill, intangibles and certain other items as required by the Federal Reserve.
(9)	Net interest margin (fully tax equivalent) is calculated by dividing net interest income (fully tax equivalent) by average interest earnings assets.
(10)	Non-interest revenue divided by the sum of non-interest revenue and net interest income
(11)	Dividends declared per common share divided by basic earnings per common share.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS AND RISK FACTORS

See the discussion of forward-looking statements and risk factors in Part I Item 1 and Item 1A of this report.

EXECUTIVE OVERVIEW

Significant items for the year ended December 31, 2010 were as follows:

Capital, FDIC Assisted Acquisitions and Growth Initiatives

•

Raised $303.6 million through a public offering by issuing 8,625,000 shares of common stock and 18,975,000 depository shares, which were converted into common stock. After deducting underwriting discounts and commissions and offering expenses, net proceeds to the Company were $288.1 million. The proceeds from the offering qualify as Tier 1 capital and were used to redeem the preferred stock issued to the United States Department of the Treasury (“U.S. Treasury”) under the TARP Capital Purchase program (“CPP”), to fund FDIC-assisted acquisition opportunities and for general corporate purposes.

•

Redeemed all of the outstanding preferred stock issued to the U.S. Treasury under the TARP CPP for an aggregate purchase price of $214.2 million. Also, repurchased the common stock warrant issued to the U.S. Treasury for $4.5 million. This represents full repayment of all TARP obligations and cancellation of all equity interests in the Company held by the U.S. Treasury.

•

Increased our total risk based capital ratio to 17.6% as of December 31, 2010, compared to 17.2% as of December 31, 2009, due to the successful public stock offering completed in February 2010, partially offset by the redemption of preferred stock issued to the U.S. Treasury and growth in total assets from FDIC-assisted transactions.

•

Declared cash dividends of $0.05 per common share for each quarter in 2010. In determining the amount of dividends to be paid, we consider capital preservation, expected asset growth, projected earnings and our overall dividend pay-out ratio.

•

Umpqua Bank entered into purchase and assumption agreements with the FDIC to purchase certain assets and assume certain liabilities of EvergreenBank (“Evergreen”) in Seattle, Washington, Rainier Pacific Bank (“Rainier”) in Tacoma, Washington, and Nevada Security Bank (“Nevada Security”) in Reno, Nevada. Total assets assumed were $353.3 million, $721.2 million and $437.6 million, respectively, and resulted in six and 14 new stores in the Washington market, and three in the greater Reno, Nevada area, one in Incline Village, Nevada, and one in Roseville, California.

•	Opened a new Commercial Banking Center in Walnut Creek, California, and Community Banking stores in Portland, Oregon, Santa Rosa, California, and Seattle, Washington.

•	Launched our new Trust Services Group and new Debt Capital Markets Group to provide additional products and services to our customers.

Financial Performance

•

Net earnings per diluted common share was $0.15 in 2010, as compared to net loss of $2.36 per diluted common share earned in 2009. The increase in net earnings per diluted common share is principally attributed to reduced provision for loan and lease losses and no goodwill impairment in 2010. Operating income per diluted common share, defined as earnings available to common shareholders before gains or losses on junior subordinated debentures carried at fair value, net of tax, bargain purchase gains on acquisitions, net of tax, merger related expenses, net of tax, and goodwill impairment divided by the same diluted share total used in determining diluted earnings per common share, was $0.12 in 2010, as compared to operating loss per diluted common share of $0.82 in 2009. Operating income per diluted common share is

Umpqua Holdings Corporation

considered a “non-GAAP” financial measure. More information regarding this measurement and reconciliation to the comparable GAAP measurement is provided under the heading Results of Operations—Overview below.

•

Net interest margin, on a tax equivalent basis, increased to 4.17% in 2010 from 4.09% in 2009. The increase in net interest margin resulted from the increase in average covered loans outstanding, increased yield on the covered loan portfolio as a result of payoffs ahead of expectations, and declining costs of interest bearing deposits, partially offset by interest reversals of new non-accrual loans, a decline in non-covered loans outstanding, the impact of holding much higher levels of interest bearing cash, and the purchase of low-yielding taxable investments securities during the current year as compared to the prior year. Excluding a $3.3 million reversal of interest income on loans in 2010, the tax equivalent net interest margin would have been 4.21%.

•

We recorded gains of $5.0 million in the income statement representing the change in fair value on our junior subordinated debentures measured at fair value in 2010, compared to gains of $6.5 million in 2009.

•

Mortgage banking revenue was $21.2 million in 2010, compared to $18.7 million in 2009. Closed mortgage volume increased 4% in the current year due to an increase in purchase and refinancing activity, resulting from historically low mortgage interest rates.

•

Total gross non-covered loans and leases decreased to $5.7 billion as of December 31, 2010, a decrease of $340.3 million, or 5.7%, as compared to December 31, 2009. This decrease is principally attributable to charge-offs of $128.5 million, transfers to other real estate owned of $41.5 million, loans sold of $38.7 million, and net loan paydowns of $146.3 million during the year.

•

Total deposits were $9.4 billion as of December 31, 2010, an increase of $2.0 billion, or 26.8%, as compared to December 31, 2009. Excluding the deposits acquired through FDIC-assisted acquisitions, the annualized organic deposit growth rate was 13.3%.

•

Total consolidated assets were $11.7 billion as of December 31, 2010, compared to $9.4 billion as of December 31, 2009, representing an increase of $2.3 billion or 24.4%. The increase is primarily attributable to the FDIC-assisted acquisitions of Evergreen, Rainier, and Nevada Security and organic growth in deposits.

Credit Quality

•

Non-covered, non-performing assets decreased to $178.0 million, or 1.53% of total assets, as of December 31, 2010, compared to $223.6 million, or 2.38% of total assets as of December 31, 2009. Non-covered, non-performing loans decreased to $145.2 million, or 2.57% of non-covered total loans, as of December 31, 2010, compared to $199.0 million, or 3.32% of total non-covered loans as of December 31, 2009. Non-covered, non-accrual loans have been written-down to their estimated net realizable values.

•

Net charge-offs were $119.4 million in 2010, or 2.06% of average non-covered loans and leases, as compared to net charge-offs of $197.3 million, or 3.23% of average non-covered loans and leases in 2009. The overall improving trends in credit quality indicators in the current year has contributed to the decrease in net charge-offs.

•

Provision for non-covered loan and lease losses in 2010 was $113.7 million as compared to $209.1 million in 2009. For the first time since 2005, provision expense was less than net charge offs for the year, as a result of improving conditions of the non-covered loan portfolio.

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

The Bank may also maintain an unallocated allowance amount to provide for other credit losses inherent in a loan and lease portfolio that may not have been contemplated in the credit loss factors. This unallocated amount generally comprises less than 10% of the allowance, but may be maintained at higher levels during times of economic conditions characterized by falling real estate values. The unallocated amount is reviewed periodically based on trends in credit losses, the results of credit reviews and overall economic trends. As of December 31, 2010, the unallocated allowance amount represented 8% of the allowance.

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

Management believes that the ALLL was adequate as of December 31, 2010. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 82% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses.

Umpqua Holdings Corporation

Covered Loans and Indemnification Asset

Loans acquired in a FDIC-assisted acquisition that are subject to a loss-share agreement are referred to as “covered loans” and reported separately in our statements of financial condition. Acquired loans are aggregated into pools based on individually evaluated common risk characteristics and aggregate expected cash flows were estimated for each pool. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. The cash flows expected to be received over the life of the pool were estimated by management with the assistance of a third party valuation specialist. These cash flows were input into a ASC 310-30 compliant accounting loan system which calculates the carrying values of the pools and underlying loans, book yields, effective interest income and impairment, if any, based on actual and projected events. Default rates, loss severity, and prepayment speeds assumptions will be periodically reassessed and updated within the accounting model to update our expectation of future cash flows. The excess of the cash flows expected to be collected over a pool’s carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the loan or pool using the effective yield method. The accretable yield may change due to changes in the timing and amounts of expected cash flows. Changes in the accretable yield are disclosed quarterly.

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

The expected life of the loan can vary from management’s estimates due to prepayments by borrowers, especially when rates fall. Prepayments in excess of management’s estimates would negatively impact the recorded value of the mortgage servicing rights. The value of the mortgage servicing rights is also dependent upon the discount rate used in the model, which we base on current market rates. Management reviews this rate on an ongoing basis based on current market rates. A significant increase in the discount rate would reduce the value of mortgage servicing rights. Additional information is included in Note 10 of the Notes to Consolidated Financial Statements.

Valuation of Goodwill and Intangible Assets

At December 31, 2010, we had $682.0 million in goodwill and other intangible assets as a result of business combinations. Goodwill and other intangible assets with indefinite lives are not amortized but instead are periodically tested for impairment. Management performs an impairment analysis for the intangible assets with indefinite lives on an annual basis as of December 31. Additionally, goodwill and other intangible assets with indefinite lives are evaluated on an interim basis when events or circumstance indicate impairment potentially exists. As a result of the year-end analysis in 2008, management determined that there was a $1.0 million impairment related to the Retail Brokerage reporting segment as of December 31, 2008, which resulted from the Company’s evaluation following the departure of certain Umpqua Investments financial advisors. The valuation of the impairment at the Retail Brokerage operating segment was determined using an income approach by discounting cash flows of forecasted earnings. The remaining balance of goodwill and other intangible assets relate to the Community Banking reporting segment. The Company performed a goodwill impairment analysis of the Community Banking reporting segment as of June 30, 2009, due to a further decline in the Company’s market capitalization below the book value of equity and continued weakness in the banking industry. The Company engaged an independent valuation consultant to assist us in determining whether our goodwill asset was impaired. The valuation of the reporting unit was determined using discounted cash flows of forecasted earnings, estimated sales price multiples based on recent observable market transactions and market capitalization based on current stock price. The results of the Company’s and valuation specialist’s step one test indicated that the reporting unit’s fair value was less than its carrying value, and therefore the Company performed a step two analysis. In the step two analysis, we calculated the fair value for the reporting unit’s assets and liabilities, as well as its unrecognized identifiable intangible assets, such as the core deposit intangible and trade name, in order to determine the implied fair value of goodwill. Fair value adjustments to items on the balance sheet primarily related to investment securities held to maturity, loans, other real estate owned, Visa Class B common stock, deferred taxes, deposits, term debt, and junior subordinated debentures. Based on the results of the step two analysis, the Company determined that the implied fair value of the goodwill was greater than its carrying amount on the Company’s balance sheet, and as a result, recognized a goodwill impairment loss of $112.0 million. This write-down of goodwill is a non-cash charge that did not affect the Company’s or the Bank’s liquidity or operations. In addition, because goodwill is excluded in the calculation of regulatory capital, the Company’s “well-capitalized” capital ratios were not affected by this charge.

The Company evaluated the Community Banking reporting segment as of December 31, 2010. In the first step of the goodwill impairment test the Company determined that the fair value of the Community Banking reporting unit exceeded its carrying amount. This determination is consistent with the events occurring after the Company recognized the $112.0 million impairment of goodwill second quarter of 2009. First, the market capitalization and estimated fair value of the Company increased significantly subsequent to the recognition of the impairment charge as the fair value of the Company’s stock increased 57% from June 30, 2009 to December 31, 2010. Secondly, the Company’s successful public common stock offerings in the third quarter of 2009 and first quarter of 2010 diluted the carrying value of the reporting unit’s book equity on a per share basis. The impairment analysis requires management to make subjective judgments. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures, technology, changes in discount rates and specific industry and market conditions. There can be no assurance that changes in circumstances, estimates or assumption will not result in additional impairment of all, or some portion of, goodwill. Additional information is included in Note 9 of the Notes to Consolidated Financial Statements.

Stock-based Compensation

Consistent with the provisions of FASB ASC 718, Stock Compensation, we recognize expense for the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). The requisite service period may be subject to performance conditions. The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. Management assumptions utilized at the time of grant impact the fair value of the option calculated under the Black-Scholes methodology, and ultimately, the expense that will be recognized over the life of the option. Additional information is included in Note 1 of the Notes to Consolidated Financial Statements.

Fair Value

FASB ASC 820, Fair Value Measurements and Disclosures, establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely,

Umpqua Holdings Corporation

financial instruments rarely traded or not quoted will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction. See Note 24 of the Notes to Consolidated Financial Statements for additional information about the level of pricing transparency associated with financial instruments carried at fair value.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2009, FASB issued ASU No. 2009-17, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets. This update codifies SFAS No. 166, Accounting for Transfers of Financial Assets—an Amendment of FASB Statement No. 140, which was previously issued by FASB in June 2009 but was not included in the original codification. ASU 2009-17 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This statement was effective for annual reporting periods beginning after November 15, 2009, and for interim periods therein. This standard primarily impacts the Company’s accounting and reporting of transfers representing a portion of a financial asset for which the Company has a continuing involvement, generally known as loan participations. In order to recognize the transfer of a portion of a financial asset as a sale, the transferred portion and any portion that continues to be held by the transferor must represent a participating interest, and the transfer of the participating interest must meet the conditions for surrender of control. To qualify as a participating interest (i) the portions of a financial asset must represent a proportionate ownership interest in an entire financial asset, (ii) from the date of transfer, all cash flows received from the entire financial asset must be divided proportionately among the participating interest holders in an amount equal to their share of ownership, (iii) involve no recourse (other than standard representation and warranties) to, or subordination by, any participating interest holder, and (iv) no party has the right to pledge or exchange the entire financial asset. If the participating interest or surrender of control criteria are not met the transfer is not accounted for as a sale and derecognition of the asset is not appropriate. Rather the transaction is accounted for as a secured borrowing arrangement. The impact of certain participations being reported as secured borrowings rather than derecognizing a portion of a financial asset would increase total assets (loans), liabilities (term debt) and their respective interest income and expense. An increase in total assets also increases regulatory risk-weighted assets and could negatively impact our capital ratios. The Company reviews our participation agreements to ensure new originations meet the criteria to allow for sale accounting in order to limit the impact upon our financial statements. The terms contained in certain participation and loan sale agreements, however, are outside the control of the Company. These arrangements largely relate to Small Business Administration (“SBA”) loan sales. These sales agreements contain recourse provisions (generally 90 days) that will initially preclude sale accounting; however, once the recourse provision expires, transfers of portions of financial assets may be reevaluated to determine if they meet the participating interest definition. As a result, we report SBA and potentially certain other transfers of financial assets as secured borrowings which will defer the gain of sale on these transactions, at least until the recourse provision expires, assuming all other sales criteria for each transaction are met. The Company does not believe it has or will have a significant amount of participations subject to recourse provisions or other features that would preclude derecognition of the assets transferred. The adoption of ASU No. 2009-17 did not materially impact the Company’s consolidated financial statements.

In December 2009, FASB issued ASU No. 2009-18, Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This update codifies SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which was previously issued by FASB in June 2009 but was not included in the original codification. ASU 2009-18 eliminates FASB Interpretations 46(R) (“FIN 46(R)”) exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity (“VIE”). Under the revised guidance, the primary beneficiary of a VIE (party who must consolidate the VIE) is the enterprise that has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE, or the right to receive benefits of the VIE that could potentially be significant to the VIE. ASU 2009-18 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying FIN 46(R) provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. This statement requires additional disclosures regarding an entity’s involvement in a variable interest entity. This statement was effective for annual reporting periods beginning after November 15, 2009, and for interim periods therein. The Company evaluated the impact of this guidance in regards to our involvement with variable interest entities. This guidance potentially impacted the accounting for our limited partnership equity investments in affordable housing development funds and real estate investment funds. In regards to affordable housing investments, the primary activities that most significantly impacts the VIE’s economic performance include leasing rental units at appropriate rent rates in compliance with low income housing restrictions and requirements, operating the rental property thereby generating income/loss from the partnership operations, and protecting the low income housing tax credits from recapture. As a limited partner, the Company generally does not participate in the control of the partnerships’ business, our involvement is limited to providing a stated amount of financial support (commitment or subscription) as stated within contractual agreements, and the primary purpose of the investment is to receive the tax attributes (tax credits) of the partnership. The general partner, which generally are a developer or non-profit organization, exercise the day-to-day control and management of the partnerships that most significantly impacts the VIE’s economic performance. In regards to the real estate investment funds, the primary activities that most significantly impacts the VIE’s economic performance include the development, financing, and leasing of real estate related properties, and ultimately finding a profitable exit from such investments. The Company’s involvement in these funds are limited minority interest partners. According to the terms of the partnerships, the general partners have exclusive control to manage the enterprise and power to direct activities that impact the VIE’s economic performance. The impact of adoption did not result in the Company consolidating or deconsolidating any variable interest entities as accounted for under previous guidance and, therefore, did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. FASB ASU No. 2010-06 requires (i) fair value disclosures by each class of assets and liabilities (generally a subset within a line item as presented in the statement of financial position) rather than major category, (ii) for items measured at fair value on a recurring basis, the amounts of significant transfers between Levels 1 and 2, and transfers into and out of Level 3, and the reasons for those transfers, including separate discussion related to the transfers into each level apart from transfers out of each level, and (iii) gross presentation of the amounts of purchases, sales, issuances, and settlements in the Level 3 recurring measurement reconciliation. Additionally, the ASU clarifies that a description of the valuation techniques(s) and inputs used to measure fair values is required for both recurring and nonrecurring fair value measurements. Also, if a valuation technique has changed, entities should disclose that change and the reason for the change. Disclosures other than the gross presentation changes in the Level 3 reconciliation were effective for the first reporting period beginning after December 15, 2009. The requirement to present the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis will be effective for fiscal years beginning after December 15, 2010. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855)—Amendments to Certain Recognition and disclosure Requirements. This ASU eliminates the requirement for to disclose the date through which a Company has evaluated subsequent events and refines the scope of the disclosure requirements for reissued financial statements. This ASU was effective for the first quarter of 2010. This ASU did not have a material impact on the Company’s consolidated financial statements.

In March 2010, the FASB issued ASU No. 2010-11, Derivatives and Hedging (Topic 815)—Scope Exception Related to Embedded Credit Derivatives. The ASU eliminates the scope exception for bifurcation of embedded credit derivatives in interests in securitized financial assets, unless they are created solely by subordination of one financial instrument to another. The ASU was effective the first quarter beginning after June 15, 2010. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-18, Receivables (Topic 310)—Effect of a Loan Modification When the Loan Is Part of a Pool That is Accounted for as a Single Asset. This ASU clarifies that modifications of loans that are accounted for within a pool under Topic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would

Umpqua Holdings Corporation

otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. No additional disclosures are required with this ASU. The amendments in this ASU are effective for modifications of loans accounted for within pools under Topic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively and early application is permitted. Upon initial adoption of the guidance in this ASU, an entity may make a one-time election to terminate accounting for loans as a pool under Topic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The ASU expands existing disclosures to require an entity to provide additional information in their disclosures about the credit quality of their financing receivables and the credit reserves held against them. Specifically, entities will be required to present a roll forward of activity in the allowance for credit losses, the nonaccrual status of financing receivables by class of financing receivables, and impaired financing receivables by class of financing receivables, all on a disaggregated basis. The ASU also requires an entity to provide additional disclosures on credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables, the aging of past due financing receivables at the end of the reporting period by class of financing receivables, the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses and significant purchases and sales of financing receivables during the reporting period disaggregated by portfolio segment. For public entities, the disclosures of period-end balances are effective for interim and annual reporting periods ending after December 15, 2010. For public entities, the disclosures of activity are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements and the disclosures required are included in Note 6 of the Notes to Consolidated Financial Statements.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This update clarifies that if comparative financial statements are presented in disclosure of supplementary pro forma information for a business combination, revenue and earnings of the combined entity should be disclosed as though the business combination occurred as of the beginning of the comparable prior annual reporting period only. Additionally, supplemental pro forma disclosures should include a description of the nature and amount of material, nonrecurring pro forma adjustments included in the reported pro forma revenue and earnings. This update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28—Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. This ASU temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. Accordingly, the Company has not included the disclosures deferred by this ASU.

RESULTS OF OPERATIONS—OVERVIEW

For the year ended December 31, 2010, net earnings available to common shareholders was $16.1 million, or $0.15 per diluted common share, as compared to net loss available to common shareholders of $166.3 million, or $2.36 per diluted common share for the year ended December 31, 2009. The increase in net earnings available to common shareholders in 2010 is principally attributable to increased net interest income, increased non-interest income, decreased provision for loan losses, and decreased non-interest expense. Non-interest income includes a bargain purchase gain on acquisition of $6.4 million relating to the acquisition of Evergreen. We assumed certain assets and liabilities of Evergreen, Rainier, and Nevada Security on January 22, 2010, February 26, 2010, and June 18, 2010, respectively, and the results of the acquired operations are included in our financial results starting on January 23, 2010, February 27, 2010, and June 19, 2010, respectively.

For the year ended December 31, 2009, net loss available to common shareholders was $166.3 million, or $2.36 per diluted common share. The decrease in net earnings available to common shareholders in 2009 is principally attributable to increased provision for loan and lease losses, decreased non-interest income, increased non-interest expense and increased preferred stock dividends, partially offset by increased net interest income. Non-interest expense in the year ended December 31, 2009 includes a goodwill impairment charge recognized in the second quarter of $112.0 million related to the Community Banking operating segment. We assumed the insured non-brokered deposit balances and certain other assets of the Bank of Clark County on January 16, 2009 and the results of the acquired operations are included in our financial results starting on January 17, 2009.

We recognize gains or losses on our junior subordinated debentures carried at fair value resulting from the estimated market credit risk adjusted spread and changes in interest rates that do not directly correlate with the Company’s operating performance. Also, we incur significant expenses related to the completion and integration of mergers and acquisitions. Additionally, we may recognize goodwill impairment losses that have no direct effect on the Company’s or the Bank’s cash balances, liquidity, or regulatory capital ratios. Lastly, we may recognize one-time bargain purchase gains on certain FDIC-assisted acquisitions that are not reflective of Umpqua’s on-going earnings power. Accordingly, management believes that our operating results are best measured on a comparative basis excluding the impact of gains or losses on junior subordinated debentures measured at fair value, net of tax, merger-related expenses, net of tax, and other charges related to business combinations such as goodwill impairment charges or bargain purchase gains, net of tax. We define operating earnings as earnings available to common shareholders before gains or losses on junior subordinated debentures carried at fair value, net of tax, bargain purchase gains on acquisitions, net of tax, merger related expenses, net of tax, and goodwill impairment, and we calculate operating earnings per diluted share by dividing operating earnings by the same diluted share total used in determining diluted earnings per common share (see Note 25 of the Notes to Consolidated Financial Statements in Item 8 below). Operating earnings and operating earnings per diluted share are considered “non-GAAP” financial measures. Although we believe the presentation of non-GAAP financial measures provides a better indication of our operating performance, readers of this report are urged to review the GAAP results as presented in the Financial Statements and Supplementary Data in Item 8 below.

Umpqua Holdings Corporation

The following table presents a reconciliation of operating earnings (loss) and operating earnings (loss) per diluted share to net earnings (loss) and net earnings (loss) per diluted common share for years ended December 31, 2010, 2009 and 2008:

Reconciliation of Operating Earnings (Loss) to Net (Loss) Earnings Available to Common Shareholders

Years Ended December 31,

(in thousands, except per share data)

	2010	2009	2008
Net earnings (loss) available to common shareholders	$16,067	$(166,262)	$49,270
Net gain on junior subordinated debentures carried at fair value, net of tax	(2,988)	(3,889)	(23,342)
Bargain purchase gain on acquisitions, net of tax	(3,862)	—	—
Goodwill impairment	—	111,952	982
Merger-related expenses, net of tax	4,005	164	—

Operating earnings (loss)	$13,222	$(58,035)	$26,910

Per diluted common share:
Net earnings (loss) available to common shareholders	$0.15	$(2.36)	$0.82
Net gain on junior subordinated debentures carried at fair value, net of tax	(0.03)	(0.06)	(0.39)
Bargain purchase gain on acquisitions, net of tax	(0.04)	—	—
Goodwill impairment	—	1.59	0.01
Merger-related expenses, net of tax	0.04	0.01	0.01

Operating earnings (loss)	$0.12	$(0.82)	$0.45

The following table presents the returns on average assets, average common shareholders’ equity and average tangible common shareholders’ equity for the years ended December 31, 2010, 2009 and 2008. For each of the years presented, the table includes the calculated ratios based on reported net earnings (loss) available to common shareholders and operating earnings (loss) as shown in the table above. Our return on average common shareholders’ equity is negatively impacted as a result of capital required to support goodwill. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger-related intangible assets, we believe it beneficial to also consider the return on average common tangible shareholders’ equity. The return on average common tangible shareholders’ equity is calculated by dividing net earnings (loss) available to common shareholders by average common shareholders’ common equity less average goodwill and intangible assets, net (excluding MSRs). The return on average tangible common shareholders’ equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders’ equity.

Returns on Average Assets, Common Shareholders’ Equity and Tangible Common Shareholders’ Equity

For the Years Ended December 31,

(dollars in thousands)

	2010	2009	2008
RETURNS ON AVERAGE ASSETS:
Net earnings (loss) available to common shareholders	0.15%	-1.85%	0.59%
Operating earnings (loss)	0.12%	-0.65%	0.32%

RETURNS ON AVERAGE COMMON SHAREHOLDERS’ EQUITY:
Net earnings (loss) available to common shareholders	1.01%	-12.63%	3.93%
Operating earnings (loss)	0.83%	-4.41%	2.14%

RETURNS ON AVERAGE TANGIBLE COMMON SHAREHOLDERS’ EQUITY:
Net earnings (loss) available to common shareholders	1.76%	-26.91%	9.99%
Operating earnings (loss)	1.45%	-9.39%	5.46%

CALCULATION OF AVERAGE TANGIBLE COMMON SHAREHOLDERS’ EQUITY:
Average common shareholders’ equity	$1,589,393	$1,315,953	$1,254,730
Less: average goodwill and other intangible assets, net	(674,597)	(698,223)	(761,672)

Average tangible common shareholders’ equity	$914,796	$617,730	$493,058

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

Umpqua Holdings Corporation

The following table provides a reconciliation of ending shareholders’ equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of December 31, 2010 and December 31, 2009:

Reconciliations of Total Shareholders’ Equity to Tangible Common Shareholders’ Equity and Total Assets to Tangible Assets

(dollars in thousands)

	2010	2009
Total shareholders’ equity	$1,642,574	$1,566,517
Subtract:
Preferred Stock	—	204,335
Goodwill and other intangible assets, net	681,969	639,634

Tangible common shareholders’ equity	$960,605	$722,548

Total assets	$11,668,710	$9,381,372
Subtract:
Goodwill and other intangible assets, net	681,969	639,634

Tangible assets	$10,986,741	$8,741,738

Tangible common equity ratio	8.74%	8.27%

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although we believe these non-GAAP financial measure are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

NET INTEREST INCOME

Net interest income is the largest source of our operating income. Net interest income for 2010 was $394.8 million, an increase of $74.1 million, or 23% over 2009. Net interest income for 2009 was $320.7 million, an increase of $30.4 million, or 10% over 2008. The negative impact to net interest income of the reversal of interest income on loans during the year was $3.3 million in 2010 and $4.4 million in both 2009 and 2008. The increase in net interest income in 2010 as compared to 2009 is attributable to growth in outstanding average interest-earning assets, primarily covered loans and investment securities, partially offset by a decline in non-covered loans outstanding. In addition to organic growth, the FDIC-assisted purchase and assumption of certain assets and liabilities of Evergreen, Rainier, and Nevada Security, which were completed on January 22, 2010, February 26, 2010, and June 18, 2010, respectively, contributed to an increase in interest earning assets and interest bearing liabilities in 2010 over 2009. The increase in net interest income in 2009 as compared to 2008 is attributable to growth in outstanding average interest earnings assets, primarily investment securities, and a modest increase in net interest margin, partially offset by growth in interest bearing liabilities, primarily time deposits. In addition to organic growth, the FDIC-assisted purchase and assumption of certain assets and liabilities of the Bank of Clark County, which was completed on January 16, 2009, partially contributed to the increase in interest earning assets and interest bearing liabilities in 2009 over 2008.

The net interest margin (net interest income as a percentage of average interest earnings assets) on a fully tax-equivalent basis was 4.17% for 2010, an increase of 8 basis points as compared to the same period in 2009. The increase in net interest margin primarily resulted from an increase in average covered loans outstanding, increased yield on the covered loan portfolio as a result of payoffs ahead of expectations, and a decrease in our interest expense to earning assets of 32 basis points due to declining costs of interest bearing deposits, partially offset by the interest reversals of new non-accrual loans (contributing to a 4 basis point decline), a decline in non-covered loans outstanding, and the impact of holding much higher levels of interest bearing cash with the Federal Reserve Bank (at 25 basis points). The increase in net interest margin related to covered loan yields was offset by a corresponding decrease to the change in FDIC indemnification asset in other non-interest income.

The net interest margin on a fully tax-equivalent basis was 4.09% for 2009, an increase of 2 basis points as compared to the same period in 2008. The increase in net interest margin primarily resulted from the decrease in our interest expense to earning assets of 81 basis points in 2009 resulting from the lower costs of interest bearing deposits, and junior subordinated debentures that are indexed to the three month LIBOR. This was partially offset by the decreased yield on interest-earning assets of 79 basis points primarily resulting from reductions in the prime rate, holding higher interest bearing cash balances with the Federal Reserve Bank (at 25 basis points), and interest reversals on loans. The increased interest bearing cash balances result from the historically low yields available in the bond markets that do not present an attractive long-term investment alternative. The $4.4 million reversal of interest income on loans in 2009 contributed to a 6 basis point decline in the tax equivalent net interest margin for the year.

Umpqua Holdings Corporation

Our net interest income is affected by changes in the amount and mix of interest earnings assets and interest bearing liabilities, as well as changes in the yields earned on interest earnings assets and rates paid on deposits and borrowed funds. The following table presents condensed average balance sheet information, together with interest income and yields on average interest earnings assets, and interest expense and rates paid on average interest bearing liabilities for the years ended December 31, 2010, 2009 and 2008:

Average Rates and Balances

(dollars in thousands)

	2010			2009			2008
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST EARNING ASSETS:
Non-covered loans and leases(1)	$5,828,637	$336,235	5.77%	$6,145,927	$355,195	5.78%	$6,136,380	$393,927	6.42%
Covered loans and leases	681,569	73,897	10.84%	—	—	NA	—	—	NA
Taxable securities	1,946,222	67,402	3.46%	1,386,960	60,217	4.34%	883,987	41,523	4.70%
Non-taxable securities(2)	227,589	13,109	5.76%	198,641	11,522	5.80%	170,277	9,667	5.68%
Temporary investments and interest bearing deposits	883,324	2,223	0.25%	193,486	526	0.27%	24,357	443	1.82%

Total interest earning assets	9,567,341	492,866	5.15%	7,925,014	427,460	5.39%	7,215,001	445,560	6.18%
Allowance for non-covered loan and lease losses	(102,016)			(96,916)			(84,649)
Other assets	1,365,161			1,147,080			1,211,653

Total assets	$10,830,486			$8,975,178			$8,342,005

INTEREST BEARING LIABILITIES:
Interest bearing checking and savings accounts	$4,203,109	$31,632	0.75%	$3,333,088	$32,341	0.97%	$3,196,763	$55,739	1.74%
Time deposits	2,875,706	44,609	1.55%	2,358,697	56,401	2.39%	2,007,550	73,631	3.67%
Securities sold under agreements to repurchase and federal funds purchased	54,696	517	0.95%	60,722	680	1.12%	99,366	2,220	2.23%
Term debt	261,170	9,229	3.53%	129,814	4,576	3.53%	194,312	6,994	3.60%
Junior subordinated debentures	184,134	7,825	4.25%	190,491	9,026	4.74%	226,349	13,655	6.03%

Total interest bearing liabilities	7,578,815	93,812	1.24%	6,072,812	103,024	1.70%	5,724,340	152,239	2.66%
Noninterest bearing deposits	1,529,165			1,318,954			1,255,263
Other liabilities	64,962			64,293			81,182

Total liabilities	9,172,942			7,456,059			7,060,785
Preferred equity	68,151			203,166			26,490
Common equity	1,589,393			1,315,953			1,254,730

Total shareholders’ equity	1,657,544			1,519,119			1,281,220

Total liabilities and shareholders’ equity	$10,830,486			$8,975,178			$8,342,005

NET INTEREST INCOME(2)		$399,054			$324,436			$293,321

NET INTEREST SPREAD			3.91%			3.69%			3.52%
AVERAGE YIELD ON EARNING ASSETS(1),(2)			5.15%			5.39%			6.18%
INTEREST EXPENSE TO EARNING ASSETS			0.98%			1.30%			2.11%

NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN(1),(2)			4.17%			4.09%			4.07%

(1)	Non-covered, non-accrual loans and loans held for sale are included in the average balance.

(2) Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $4.3 million, $3.7 million, and $3.0 million for the years ended 2010, 2009 and 2008, respectively.

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for 2010 compared to 2009 and 2009 compared to 2008. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Rate/Volume Analysis

(in thousands)

	2010 COMPARED TO 2009			2009 COMPARED TO 2008
	INCREASE (DECREASE) IN INTEREST INCOME AND EXPENSE DUE TO CHANGES IN			INCREASE (DECREASE) IN INTEREST INCOME AND EXPENSE DUE TO CHANGES IN
	VOLUME	RATE	TOTAL	VOLUME	RATE	TOTAL
INTEREST EARNING ASSETS:
Non-covered loans and leases	$(18,304)	$(656)	$(18,960)	$612	$(39,344)	$(38,732)
Covered loans and leases	73,897	—	73,897	—	—	—
Taxable securities	21,009	(13,824)	7,185	22,047	(3,353)	18,694
Non-taxable securities(1)	1,668	(81)	1,587	1,641	214	1,855
Temporary investments and interest bearing deposits	1,739	(42)	1,697	746	(663)	83

Total(1)	80,009	(14,603)	65,406	25,046	(43,146)	(18,100)
INTEREST BEARING LIABILITIES:
Interest bearing checking and savings accounts	7,424	(8,133)	(709)	2,285	(25,683)	(23,398)
Time deposits	10,694	(22,486)	(11,792)	11,380	(28,610)	(17,230)
Securities sold under agreements to repurchase and federal funds purchased	(64)	(99)	(163)	(675)	(865)	(1,540)
Term debt	4,642	11	4,653	(2,277)	(141)	(2,418)
Junior subordinated debentures	(293)	(908)	(1,201)	(1,966)	(2,663)	(4,629)

Total	22,403	(31,615)	(9,212)	8,747	(57,962)	(49,215)

Net increase in net interest income(1)	$57,606	$17,012	$74,618	$16,299	$14,816	$31,115

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

PROVISION FOR LOAN AND LEASE LOSSES

The provision for non-covered loan and lease losses was $113.7 million for 2010, compared to $209.1 million for 2009 and $107.7 million for 2008. As a percentage of average outstanding loans, the provision for loan losses recorded for 2010 was 1.97%, a decrease of 146 basis points from 2009 and an increase of 21 basis points from 2008, respectively.

The decrease in the provision for loan and lease losses in 2010 as compared to 2009 is principally attributable to a reduction in downgrades within the portfolio, an easing in the velocity of declining real estate values in our markets and the resulting impact on our commercial real estate and commercial construction portfolio, and the decrease in net charge-offs during the period. The increase in the provision for loan and lease losses in 2009 as compared to 2008 is principally attributable to downgrades within the portfolio related primarily to the housing market downturn and its impact on our residential development and other segments of our portfolio, the U.S. recession and declining real estate values in our markets and the resulting impact on our commercial real estate and commercial construction portfolio, and the increase in loans charged-off.

Prior to the second quarter of 2008, the Company established specific reserves within the allowance for loan and leases losses for loan impairments and recognized the charge-off of the impairment reserve when the loan was resolved, sold, or foreclosed

Umpqua Holdings Corporation

and transferred to other real estate owned. Due to declining real estate values in our markets and the deterioration of the U.S. economy in general, it is increasingly likely that impairment reserves on collateral dependent loans, particularly those relating to real estate, will not be recoverable and represent a confirmed loss. As a result, beginning in the second quarter of 2008, the Company began recognizing the charge-off of impairment reserves on impaired loans in the period they arise for collateral dependent loans. This process has effectively accelerated the recognition of charge-offs recognized since the second quarter of 2008. The change in our assessment of the possible recoverability of our collateral dependent impaired loans’ carrying values has ultimately had no impact on our impairment valuation procedures or the amount of provision for loan and leases losses included within the Consolidated Statements of Operations. Therefore, the non-covered, non-accrual loans of $138.2 million as of December 31, 2010 have already been written-down to their estimated fair value, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices. Depending on the characteristics of a loan, the fair value of collateral is estimated by obtaining external appraisals.

The provision for non-covered loan and lease losses is based on management’s evaluation of inherent risks in the loan portfolio and a corresponding analysis of the allowance for loan and lease losses. Additional discussion on loan quality and the allowance for loan and lease losses is provided under the heading Asset Quality and Non-Performing Assets below.

The provision for covered loan and lease losses for the year ended December 31, 2010 was $5.2 million. Provisions for covered loan and leases are recognized subsequent to acquisition to the extent it is probable we will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimate after acquisition, considering both the timing and amount of those expected cash flows. Provisions may be required when determined losses of unpaid principal incurred exceed previous loss expectations to-date, or future cash flows previously expected to be collectible are no longer probable of collection. Provisions for covered loan and lease losses, excluding amounts advanced subsequent to acquisition, are not reflected in the allowance for loan and lease losses, rather as a valuation allowance netted against the carrying value of the covered loan and lease balance accounted for under ASC 310-30, in accordance with the guidance.

NON-INTEREST INCOME

Non-interest income in 2010 was $75.9 million, an increase of $2.4 million, or 3%, compared to 2009. Non-interest income in 2009 was $73.5 million, a decrease of $33.6 million, or 31%, compared to 2008. The following table presents the key components of non-interest income for years ended December 31, 2010, 2009 and 2008:

Non-Interest Income

Years Ended December 31,

(dollars in thousands)

	2010 compared to 2009				2009 compared to 2008
	2010	2009	Change Amount	Change Percent	2009	2008	Change Amount	Change Percent
Service charges on deposit accounts	$34,874	$32,957	$1,917	6%	$32,957	$34,775	$(1,818)	-5%
Brokerage commissions and fees	11,661	7,597	4,064	53%	7,597	8,948	(1,351)	-15%
Mortgage banking revenue, net	21,214	18,688	2,526	14%	18,688	2,436	16,252	667%
Gain (loss) on investment securities, net	1,912	(1,677)	3,589	-214%	(1,677)	1,349	(3,026)	-224%
Gain on junior subordinated debentures carried at fair value	4,980	6,482	(1,502)	-23%	6,482	38,903	(32,421)	-83%
Proceeds from Visa mandatory partial redemption	—	—	—		—	12,633	(12,633)	-100%
Bargain purchase gain on acquisition	6,437	—	6,437	NM	—	—	—
Change in FDIC indemnification asset	(16,445)	—	(16,445)	NM	—	—	—
Other income	11,271	9,469	1,802	19%	9,469	8,074	1,395	17%

Total	$75,904	$73,516	$2,388	3%	$73,516	$107,118	$(33,602)	-31%

NM – Not meaningful

The increase in deposit service charges in 2010 compared to 2009 is principally attributable to increased non-sufficient funds and overdraft fee income in the current period due to higher average overdraft balances and due to increased deposit service charges related to the deposits acquired in the Rainier, Evergreen and Nevada Security acquisitions, offset by reductions in non-sufficient funds and overdraft fee income from recent regulatory reform changes, which took place in the third quarter of 2010. The decrease in deposit service charges in 2009 compared to 2008 is principally attributable to decreased non-sufficient funds and overdraft fee income due to lower average overdraft balances.

Brokerage commissions and fees in 2010 increased 53% as a result of the increase in assets under management at Umpqua Investments. Brokerage commissions and fees declined as a result of the continuation of stressed conditions in the trading market during 2009, relative to 2008, and the departure of certain Umpqua Investments financial advisors in the fourth quarter of 2008. Brokerage commissions and fees in the second half of 2009 increased 43% over the first half of 2009, due to the new leadership’s ability to recruit new brokers and grow assets under management.

Mortgage banking revenue in 2010 increased due to an increase in purchase and refinancing activity, compared to 2009. Closed mortgage volume for 2010 was $785.4 million, representing a 4% increase over 2009 production. Closed mortgage volume for 2009 was $757.0 million, representing an 131% increase over 2008 production. The continuing low mortgage interest rate environment contributed to a $3.9 million decline in fair value on the mortgage servicing right (“MSR”) asset in 2010, compared to a $3.2 million decline in fair value recognized in 2009. Additionally, mortgage banking revenue in the first quarter of 2008 reflects a $2.4 million realized loss on an ineffective MSR hedge, which has been suspended indefinitely, due to widening spreads and price declines that were not offset by a corresponding gain in the related MSR asset.

The net gain on investment securities recognized in 2010 represents the realized gain on sale of investment securities of $2.3 million offset by an other-than-temporary impairment (“OTTI”) charge of $414,000. The net loss on investment securities recognized in 2009 represents an other-than-temporary impairment (“OTTI”) charge of $10.6 million, partially offset by the realized gain on sale of investment securities of $8.9 million. In 2008, the Company realized a $5.5 million gain on sale of investment securities as part of a repositioning of the investment portfolio to reduce the weighted average life in response to the current economic outlook, and other factors. This gain was partially offset by a $4.2 million OTTI charge. The OTTI charge recognized in earnings for all periods primarily related to held to maturity non-agency collateralized mortgage obligations, and the amount recognized in earnings represents our estimate of the credit loss component of the total impairment. Additional discussion on the OTTI charges and gain on sale of investment securities are provided in Note 4 of the Notes to Consolidated Financial Statements and under the heading Investment Securities.

The gain on junior subordinated debentures carried at fair value primarily resulted from the widening of the credit risk adjusted spread over the contractual rate of each junior subordinated debenture measured at fair value. Additional information on the junior subordinated debentures carried at fair value is included in Note 18 of the Notes to Consolidated Financial Statements and under the heading Junior Subordinated Debentures.

A bargain purchase gain of $6.4 million represents the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed in the Evergreen acquisition. Additional information on the bargain purchase gain is included in Note 2 of the Notes to Consolidated Financial Statements and under the heading Business Combinations.

The change in FDIC indemnification asset represents a decrease in cash flows expected to be realized under the loss-share agreements entered into with the FDIC in connection with the Evergreen, Rainier, and Nevada Security FDIC-assisted acquisitions, resulting primarily by collecting more than originally expected on accelerated payoffs, partially offset by the loss sharing on the covered provision for loan losses. Additional information on the FDIC indemnification asset is included in Note 7 of the Notes to Consolidated Financial Statements and under the heading Covered Assets below.

In the first quarter of 2008 Visa completed an initial public offering and the Company received $12.6 million as part of a subsequent mandatory partial redemption of our Visa Class B shares. As part of this offering, Visa also established a $3.0 billion escrow account to cover settlements, the resolution of pending litigation and related claims (“covered litigation”). The Company’s remaining 468,659 shares of Visa Class B common stock are restricted and may not be transferred until the later of

Umpqua Holdings Corporation

(1) three years from the date of the initial public offering or (2) the period of time necessary to resolve the covered litigation. A conversion ratio of 0.71429 was established for the conversion rate of Class B shares into Class A shares. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus. In December 2008, Visa deposited additional funds into the escrow account to satisfy a settlement with Discover Card related to an antitrust lawsuit. In July 2009, Visa deposited additional funds into the litigation escrow account to provide additional reserves to cover potential losses related to the two remaining litigation cases. The deposit of these funds into the escrow account reduced the conversion ratio applicable to Class B common stock outstanding from 0.71429 per Class A share to 0.5824 per Class A share. In May 2010, Visa deposited an additional $500 million into the litigation escrow account. As a result of the deposit, the conversion ratio applicable to Class B common stock outstanding decreased further from 0.5824 per Class A share to 0.5550 per Class A share. In October 2010, Visa deposited an additional $800 million into the litigation escrow account. As a result of the deposit, the conversion ratio applicable to Class B common stock outstanding decreased further from 0.5550 per Class A share to 0.5102 per Class A share. As of December 31, 2010, the value of the Class A shares was $70.38 per share. The value of unredeemed Class A equivalent shares owned by the Company was $16.8 million as of December 31, 2010, and has not been reflected in the accompanying financial statements.

Other income increased in 2010 over 2009 by $1.8 million, primarily attributable to various sundry recoveries. Other income increased in 2009 over 2008 as a result of compensatory damages awarded to the Company and increased income on trading assets invested in trust for the benefit of certain executives or former employees of acquired institutions as required by agreements. The increase was partially offset by decreased gains and broker fee income related to Small Business Administration loan sales and proceeds from a legal settlement.

NON-INTEREST EXPENSE

Non-interest expense for 2010 was $317.7 million, a decrease of $61.7 million or 16% compared to 2009. Non-interest expense for 2009 was $379.4 million, an increase of $162.8 million or 75% compared to 2008. The following table presents the key elements of non-interest expense for the years ended December 31, 2010, 2009 and 2008.

Non-Interest Expense

Years Ended December 31,

(dollars in thousands)

	2010 compared to 2009				2009 compared to 2008
	2010	2009	Change Amount	Change Percent	2009	2008	Change Amount	Change Percent
Salaries and employee benefits	$162,875	$126,850	$36,025	28%	$126,850	$114,600	$12,250	11%
Net occupancy and equipment	45,940	39,673	6,267	16%	39,673	37,047	2,626	7%
Communications	10,464	7,671	2,793	36%	7,671	7,063	608	9%
Marketing	6,225	4,529	1,696	37%	4,529	4,573	(44)	-1%
Services	22,576	21,918	658	3%	21,918	18,792	3,126	17%
Supplies	3,998	3,257	741	23%	3,257	2,908	349	12%
FDIC assessments	15,095	15,825	(730)	-5%	15,825	5,182	10,643	205%
Net loss on other real estate owned	5,925	23,204	(17,279)	-74%	23,204	8,313	14,891	179%
Intangible amortization and impairment	5,389	6,165	(776)	-13%	6,165	5,857	308	5%
Goodwill impairment	—	111,952	(111,952)	NM	111,952	982	110,970	NM
Merger related expenses	6,675	273	6,402	NM	273	—	273	NM
Visa litigation	—	—	—	NM	—	(5,183)	5,183	-100%
Other expenses	32,576	18,086	14,490	80%	18,086	16,436	1,650	10%

Total	$317,738	$379,403	$(61,665)	-16%	$379,403	$216,570	$162,833	75%

NM – Not meaningful

Management believes there are several categories of non-interest expense which are outside of the control of the Company or depend on changes in market values, including FDIC deposit insurance assessments, gain or loss on other real estate owned, as well as infrequently occurring expenses such as merger related costs and goodwill impairments. Excluding the impact of these non-controllable or infrequently occurring items, non-interest expense increased $61.9 million, or 27%, in 2010 over 2009, which is more than the 24% growth in total assets during the current year. Excluding the impact of these non-controllable or infrequently occurring items, non-interest expense increased $20.9 million in 2009 over 2008. In 2009, of the increase, $6.1 million relates to the increase in variable costs in the Mortgage Division that directly corresponds to the significant increase in mortgage banking revenue as discussed under the heading Non-Interest Income above. Excluding the incremental impact of the mortgage division’s variable costs, non-interest expense in 2009 over 2008 increased $15.0 million, or 7%.

Of the $36.0 million increase in total salaries and employee benefits expense in 2010 compared to 2009, approximately $13.8 million of the increase is the result of the FDIC-assisted acquisition of Rainier, Evergreen, and Nevada Security, respectively, $1.2 million is the result of variable mortgage compensation based on increased volume and revenue, $724,000 is a result of reduced loan origination activity related to lower customer demand, resulting in a reduced offset to compensation expense for deferred loan costs. The remainder primarily results from the increase in employees (not through acquisition) by 108 in full-time equivalents in 2010. Of the $12.3 million increase in total salaries and employee benefits expense in 2009 compared to 2008, approximately $5.3 million is a direct result of increased production in our mortgage banking division, and $1.6 million is a result of reduced loan origination activity related to lower customer demand, resulting in a reduced offset to compensation expense for deferred loan costs. The remainder primarily results from the increase in employees by 157 full-time equivalents in 2009.

Net occupancy and equipment expense continues to increase primarily as a result of the growth in the number of our Company’s locations. The growth in 2010 is the result of the cost of operating new locations through the FDIC-assisted acquisition of Rainier, Evergreen and Nevada Security, respectively, the addition of five de novo Community Banking locations, in Portland, Oregon, Seattle, Washington, and Santa Rosa, California, the opening of one new Commercial Banking Center in Walnut Creek, California and two Mortgage Offices in Tigard, Oregon, and Longview, Washington. Additionally, in 2010, we remodeled 48 stores, including locations acquired. The growth in 2009 reflects the two new banking locations obtained through the FDIC-assisted purchase and assumption of the Bank of Clark County in January 2009, the addition of two de novo Community Banking locations, in Portland, Oregon and Vancouver, Washington, and the opening of a new Commercial Banking Center in Lynnwood, Washington. In 2008, we opened a new Commercial Banking Center in San Francisco, California and a Mortgage Office in Stockton, California. Additionally, in 2008, we remodeled 38 stores, primarily locations acquired through acquisitions, to meet Umpqua brand standards and customer expectations throughout the California region. The increase in net occupancy and equipment expense in 2009 also reflects increased maintenance contract and software amortization costs.

Communications, marketing and supplies fluctuated in the current year as a result of normal operations and the FDIC assumptions. Services expense increased in 2009 compared to 2008 primarily due to higher legal and other professional fees and remains elevated in 2010.

The decrease in FDIC assessments in 2010 resulted from the one-time $4.0 million special assessment incurred in the second quarter of 2009, partially offset by the industry wide increase in the assessment rate, organic deposit growth, and deposit growth resulting from the FDIC-assisted acquisitions. The increase in FDIC assessment expense in 2009 compared to 2008 resulted from the industry-wide increase in assessment rates and a one-time $4.0 million special assessment imposed in the second quarter of 2009 by the FDIC in efforts to rebuild the Deposit Insurance Fund. Additional discussion on FDIC insurance assessments is provided in Item 1 Business above, under the heading Federal Deposit Insurance.

The slowdown in the housing industry, which has continued to detrimentally affect our residential development portfolio, has led to a continued elevated level of foreclosures on residential development related properties and movement of the properties into other real estate owned (“OREO”). Through 2010, declines in the market values of these properties after foreclosure have resulted in additional losses on the sale of the properties or by valuation adjustments. As a result, during 2010, the Company

Umpqua Holdings Corporation

recognized losses on sale of non-covered OREO of $4.0 million and non-covered valuation adjustments of $4.1 million. During 2009, the Company recognized losses on sale of non-covered OREO of $11.0 million and non-covered valuation adjustments of $12.2 million. During 2008, the Company recognized losses on sale of non-covered OREO of $3.2 million and non-covered valuation adjustments of $5.1 million.

Included within the results for 2010, the Company recognized gains on sale of covered OREO properties of $4.1 million, representing proceeds received in excess of their estimated acquisition date fair values, and valuation adjustments of $1.9 million. As the estimated credit losses realized on these properties were less than originally anticipated at acquisition date, there is a corresponding decrease in non-interest income within the Change in FDIC indemnification asset line item representing the reduction of anticipated covered credit losses. Additional discussion regarding our procedures to determine and recognize valuation adjustments on other real estate owned is provided under the heading Asset Quality and Non-Performing Assets below.

The decrease in intangible amortization in 2010 as compared to 2009, and increase in intangible amortization in 2009 as compared to 2008, results primarily from an $804,000 impairment recognized in the fourth quarter of 2009 related to the merchant servicing portfolio obtained through a prior acquisition, partially offset by the run-off of intangible assets in 2009 that were amortized on an accelerated basis.

The goodwill impairment charge incurred in 2009 relates to the Community Banking operating segment. This charge primarily resulted from a decline in the fair value of the Community Banking reporting unit, which corresponded to the decline in the Company’s market capitalization and the banking industry in general, and its effect on the implied fair value of the goodwill. The goodwill impairment charge incurred in 2008 related to the Retail Brokerage reporting segment, which resulted from the Company’s evaluation following the departure of certain Umpqua Investments financial advisors. Discussion related to the goodwill impairment charge is provided in Note 9 of the Notes to Consolidated Financial Statements and under the heading Goodwill and Other Intangible Assets below.

We incur significant expenses in connection with the completion and integration of bank acquisitions that are not capitalizable. Classification of expenses as merger-related is done in accordance with the provisions of a Board-approved policy. The following table presents the merger-related expenses by major category for the year ended December 31, 2010 and 2009. The Company incurred no merger-related expenses in 2008. The merger-related expenses incurred in 2010 relate to the FDIC-assisted acquisitions of Evergreen, Rainier, and Nevada Security. The merger-related expenses incurred in 2009 relate to the FDIC-assisted purchase and assumption of certain assets and liabilities of the Bank of Clark County. We do not expect to incur any additional significant merger-related expenses in connection with the Evergreen, Rainier, Nevada Security, Bank of Clark County or any other previous acquisition.

Merger-Related Expense

Years Ended December 31,

(in thousands)

	2010	2009
Professional fees	$2,984	$143
Compensation and relocation	962	39
Communications	330	61
Premises and equipment	630	2
Travel	710	—
Other	1,059	28

Total	$6,675	$273

In connection with Visa establishing a $3.0 billion litigation escrow account from the proceeds of an initial public offering, the Company reversed the $5.2 million reserve in the first quarter of 2008, reflected as a reduction of other non-interest expense. We were required to recognize an estimate of Visa’s pending litigation settlements in the fourth quarter of 2007 based on our ownership position prior to the initial public offering by Visa. With the escrow litigation account funded for the estimated liability for covered litigation, we were able to reverse the accrual. In October 2008, Visa announced that it had reached a settlement with Discover Card related to an antitrust lawsuit. Umpqua Bank and other Visa member banks are obligated to fund the settlement and share in losses resulting from this litigation that are not already provided for in the escrow account. Visa notified the Company that it had established an additional reserve related to the settlement with Discover Card that has not already been funded into the escrow account. In connection with this settlement, the Company recorded, in the third quarter of 2008, a liability and corresponding expense of $2.1 million pre-tax, for its proportionate share of that liability. The Company is not a party to the Visa litigation and its liability arises solely from the Bank’s membership interest in Visa. In December 2008, this liability and expense were reversed when Visa deposited additional funds into the escrow account to cover the remaining amount of the settlement.

Other non-interest expense increased in 2010 over 2009 primarily as a result of expenses related to problem covered and non-covered loans and covered and non-covered other real estate owned as well as various other growth initiatives underway. Other non-interest expense increased in 2009 over 2008 primarily as a result of expenses related to problem loans, other real estate owned, and settlement fees related to the retail brokerage subsidiary.

INCOME TAXES

Our consolidated effective tax rate as a percentage of pre-tax income for 2010 was 17.0%, compared to 21.0% for 2009 and 30.2% for 2008. The effective tax rates were below the federal statutory rate of 35% and the apportioned state rate of 5.6% (net of the federal tax benefit) principally because of the non-deductible impairment loss on goodwill (for 2009), non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities, tax credits arising from low income housing investments, Business Energy tax credits and exemptions related to loans and hiring in designated enterprise zones. The income tax expense from income taxes in 2010 is a result of the operating income recognized in the period.

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

Trading securities consist of securities held in inventory by Umpqua Investments for sale to its clients and securities invested in trust for the benefit of former employees of acquired institutions as required by agreements. Trading securities were $3.0 million at December 31, 2010, as compared to $2.3 million at December 31, 2009. This increase is principally attributable to increases in the fair market value of investments securities invested for the benefit of former employees and contributions made to supplemental retirement plans for the benefit of certain executives of $162,000 and an increase of $586,000 in Umpqua Investments’ inventory of trading securities.

Investment securities available for sale increased $1.1 billion to $2.9 billion as of December 31, 2010, as compared to December 31, 2009. This increase is principally attributable to purchases of $1.5 billion of investment securities available for sale and investment securities available for sale of $53.0 million assumed in the Evergreen, Rainier, and Nevada Security acquisitions, which were partially offset by paydowns of $408.7 million and amortization of net purchase price premiums of $20.5 million.

Investment securities held to maturity were $4.8 million as of December 31, 2010, as compared to $6.1 million at December 31, 2009. This decrease is principally attributable to paydowns and maturities of investment securities held to maturity of $1.7 million, partially offset by the accretion of the non-credit related losses in other comprehensive income of $288,000.

Umpqua Holdings Corporation

The following table presents the available for sale and held to maturity investment securities portfolio by major type as of December 31 for each of the last three years:

Summary of Investment Securities

As of December 31,

(in thousands)

	December 31,
	2010	2009	2008
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$118,789	$11,794	$31,226
Obligations of states and political subdivisions	216,726	211,825	179,585
Residential mortgage-backed securities and collateralized mortgage obligations	2,581,504	1,569,849	1,025,295
Other debt securities	152	159	634
Investments in mutual funds and other equity securities	2,009	1,989	1,972

	$2,919,180	$1,795,616	$1,238,712

HELD TO MATURITY:
Obligations of states and political subdivisions	$2,370	$3,216	$4,166
Residential mortgage-backed securities and collateralized mortgage obligations	2,392	2,845	11,496
Other investment securities	—	—	150

	$4,762	$6,061	$15,812

The following table presents information regarding the amortized cost, fair value, average yield and maturity structure of the investment portfolio at December 31, 2010.

Investment Securities Composition*

December 31, 2010

(dollars in thousands)

	Amortized Cost	Fair Value	Average Yield
U.S. TREASURY AND AGENCIES
One year or less	$—	$—	0.00%
One to five years	117,333	118,557	1.30%
Five to ten years	218	232	3.68%

	117,551	118,789	1.30%
OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS
One year or less	25,640	25,966	5.77%
One to five years	74,450	77,475	5.53%
Five to ten years	71,628	72,868	6.10%
Over ten years	43,781	42,792	6.14%

	215,499	219,101	5.87%
OTHER DEBT SECURITIES
Over ten years	152	152	5.99%

Serial maturities	2,546,366	2,583,903	3.41%

Other investment securities	1,959	2,009	3.60%

Total securities	$2,881,527	$2,923,954	3.51%

*Weighted average yields are stated on a federal tax-equivalent basis of 35%. Weighted average yields for available for sale investments have been calculated on an amortized cost basis.

The mortgage-related securities in “Serial maturities” in the table above include both pooled mortgage-backed issues and high-quality collaterized mortgage obligation structures, with an average duration of 2.7 years. These mortgage-related securities provide yield spread to U.S. Treasury or agency securities; however, the cash flows arising from them can be volatile due to refinancing of the underlying mortgage loans.

The equity security in “Other investment securities” in the table above at December 31, 2010 principally represents an investment in a Community Reinvestment Act investment fund comprised largely of mortgage-related securities, although funds may also invest in municipal bonds, money market accounts or asset-backed securities.

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

Umpqua Holdings Corporation

The following table presents the OTTI losses for the years ended December 31, 2010, 2009, and 2008.

	2010		2009		2008
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total other-than-temporary impairment losses	$93	$—	$12,317	$239	$4,041	$139
Portion of other-than-temporary impairment losses transferred from (recognized in) other comprehensive income(1)	321	—	(1,983)	—	—	—

Net impairment losses recognized in earnings(2)	$414	$—	$10,334	$239	$4,041	$139

(1)	Represents other-than-temporary impairment losses related to all other factors.
(2)	Represents other-than-temporary impairment losses related to credit losses.

The OTTI recognized on investment securities held to maturity primarily relates to 29 non-agency collateralized mortgage obligations for all periods presented. Each of these securities holds various levels of credit subordination. The underlying mortgage loans of these securities were originated from 2003 through 2007. At origination, the weighted average loan-to-value of the underlying mortgages was 69%; the underlying borrowers had weighted average FICO scores of 731, and 59% were limited documentation loans. These securities were valued by third-party pricing services using matrix or model pricing methodologies and were corroborated by broker indicative bids. We estimated the cash flows of the underlying collateral for each security considering credit, interest and prepayment risk models that incorporate management’s estimate of projected key assumptions including prepayment rates, collateral default rates and loss severity. Assumptions utilized vary from security to security, and are influenced by factors such as loan interest rates, geographic location, borrower characteristics and vintage, and historical experience. We then used a third party to obtain information about the structure of each security, including subordination and other credit enhancements, in order to determine how the underlying collateral cash flows will be distributed to each security issued in the structure. These cash flows were then discounted at the interest rate used to recognize interest income on each security. We review the actual collateral performance of these securities on a quarterly basis and update the inputs as appropriate to determine the projected cash flows. The following table presents a summary of the significant inputs utilized to measure management’s estimate of the credit loss component on these non-agency residential collateralized mortgage obligations as of December 31, 2010 and 2009:

	2010			2009
	Range		Weighted Average	Range		Weighted Average
	Minimum	Maximum		Minimum	Maximum
Constant prepayment rate	5.0%	20.0%	14.9%	4.0%	25.0%	14.8%
Collateral default rate	5.0%	15.0%	10.6%	8.0%	45.0%	16.7%
Loss severity	25.0%	55.0%	37.9%	20.0%	40.0%	31.4%

In the second quarter of 2009 the Company recorded an OTTI charge of $239,000 related to an available for sale collateralized debt obligation that holds trust preferred securities. Management noted certain deferrals and defaults in the pool and believes the impairment represents credit loss in its entirety.

Gross unrealized losses in the available for sale investment portfolio was $21.4 million at December 31, 2010. This consisted primarily of unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations of $20.0 million and unrealized losses on obligations of states and political subdivisions of $1.4 million. The unrealized losses were primarily caused by interest rate increases subsequent to the purchase of the securities, and not credit quality. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. Additional information about the investment securities portfolio is provided in Note 4 of the Notes to Consolidated Financial Statements in Item 8 below.

RESTRICTED EQUITY SECURITIES

Restricted equity securities were $34.5 million at December 31, 2010 and $15.2 million at December 31, 2009. The increase of $19.3 million is attributable to the FDIC-assisted acquisitions of Evergreen, Rainier, and Nevada Security. Of the $34.5 million at December 31, 2010, $28.6 million and $4.6 million represent the Bank’s investment in the Federal Home Loan Banks (“FHLB”) of Seattle and San Francisco, respectively. FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par. The remaining restricted equity securities primarily represent investments in Pacific Coast Bankers’ Bancshares stock.

Although as of December 31, 2010, the FHLB of Seattle complies with all of its regulatory requirements (including the risk-based capital requirement), it remains classified as “undercapitalized” by the Federal Housing Finance Agency (“Finance Agency”). On October 25, 2010, the Finance Agency announced that the Board of Directors of the FHLB of Seattle agreed to the stipulation and issuance of a Consent Order by the Finance Agency that resolves certain capital and supervisory matters. The Consent Order and associated agreement constitute the FHLB’s capital restoration plan, which included steps the FHLB would take to resume timely repurchases and redemptions of member capital stock.

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

Under Finance Agency regulations, a FHLB that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock in excess of what is required for members’ current loans. The FHLBs have access to the U.S. Government-Sponsored Enterprise Credit Facility, a secured lending facility that serves as a liquidity backstop, substantially reducing the likelihood that the FHLBs would need to sell securities to raise liquidity and, thereby, cause the realization of large economic losses. Standard and Poors rating of AA+ was reaffirmed in July 2010. Based on the above, the Company has determined there is not an other-than-temporary impairment on the FHLB stock investment as of December 31, 2010.

LOANS AND LEASES

Non-covered loans and leases

Total non-covered loans and leases outstanding at December 31, 2010 were $5.7 billion, a decrease of $340.3 million, or 5.7%, from year-end 2009. This decrease is principally attributable to charge-offs of $128.5 million, transfers to other real estate owned of $41.5 million, loans sold of $38.7 million, and non-covered net loan paydowns and maturities of $146.3 million during the period.

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

Umpqua Holdings Corporation

The following table presents the composition of the non-covered loan portfolio as of December 31 for each of the last five years.

Non-covered Loan Portfolio Composition

As of December 31,

(dollars in thousands)

	2010		2009		2008		2007		2006
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

Commercial real estate	$3,879,102	68.5%	$4,115,593	68.6%	$4,139,289	67.5%	$4,187,819	69.2%	$3,807,715	71.0%
Commercial	1,256,872	22.2%	1,390,491	23.2%	1,503,400	24.5%	1,438,505	23.8%	1,153,088	21.5%
Residential	501,001	8.9%	468,486	7.8%	465,361	7.6%	404,900	6.6%	369,607	6.9%
Consumer & other	33,043	0.6%	36,098	0.6%	34,774	0.6%	35,700	0.6%	42,912	0.8%
Deferred loan fees, net	(11,031)	-0.2%	(11,401)	-0.2%	(11,450)	-0.2%	(11,289)	-0.2%	(11,460)	-0.2%

Total loans and leases	$5,658,987	100.0%	$5,999,267	100.0%	$6,131,374	100.0%	$6,055,635	100.0%	$5,361,862	100.0%

The following table presents the concentration distribution of our non-covered loan portfolio by major type:

Non-Covered Loan Concentrations

As of December 31, 2010 and 2009

(dollars in thousands)

	2010		2009
	Amount	Percentage	Amount	Percentage

Commercial real estate
Term & multifamily	$3,483,475	61.6%	$3,523,104	58.7%
Construction & development	247,814	4.4%	366,680	6.1%
Residential development	147,813	2.6%	225,809	3.8%
Commercial
Term	509,453	9.0%	585,856	9.8%
LOC & other	747,419	13.2%	804,635	13.4%
Residential
Mortgage	222,416	3.9%	182,757	3.0%
Home equity loans & lines	278,585	4.9%	285,729	4.8%
Consumer & other	33,043	0.6%	36,098	0.6%
Deferred loan fees, net	(11,031)	-0.2%	(11,401)	-0.2%

Total	$5,658,987	100.0%	$5,999,267	100.0%

The following table presents the maturity distribution of our non-covered loan portfolios and the sensitivity of these loans to changes in interest rates as of December 31, 2010:

Maturities and Sensitivities of Loans to Changes in Interest Rates

(in thousands)

	By Maturity				Loans Over One Year by Rate Sensitivity
	One Year or Less	One Through Five Years	Over Five Years	Total	Fixed Rate	Floating Rate
Commercial real estate	$494,905	$1,230,126	$2,154,071	$3,879,102	$693,871	$2,690,326
Commercial(1)	$605,008	$403,804	$217,182	$1,225,994	$407,985	$213,001

(1)	Excludes the lease portfolio.

In order to assist with understanding the concentrations and risks associated with our portfolio, we are providing several additional tables to provide details of the most significant classes of the Company’s non-covered loan portfolio. The classification of non-covered loan balances are presented in accordance with how management monitors and manages the risks of the non-covered loan portfolio, including how the Company applies its allowance for non-covered loan and lease losses methodology.

Umpqua Holdings Corporation

The following table presents a distribution of the non-covered commercial real estate term & multifamily portfolio by type and region as of December 31, 2010 and December 31, 2009.

Non-Covered Commercial Real Estate Term & Multifamily Portfolio by Type and Region

(in thousands)

	December 31, 2010
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total	December 31, 2009
Non-owner occupied:
Commercial building	$134,268	$3,660	$34,948	$37,863	$77,562	$102,485	$390,786	$376,934
Medical office	66,564	1,081	15,087	4,172	13,681	12,272	112,857	131,574
Professional office	152,400	7,497	50,722	29,378	119,363	58,609	417,969	438,149
Storage	28,290	789	17,460	—	17,105	34,113	97,757	97,150
Multi-family	67,899	742	10,855	5,550	8,079	23,466	116,591	98,310
Resort	5,432	—	679	—	—	—	6,111	7,145
Retail	204,502	4,787	30,573	12,334	158,695	57,591	468,482	510,469
Residential	35,278	97	8,769	5,032	8,796	16,428	74,400	80,336
Farmland & agricultural	4,993	188	517	—	197	18,071	23,966	36,041
Apartments	69,500	—	9,963	458	17,269	17,607	114,797	105,251
Assisted living	59,774	—	67,529	1,743	4,309	7,880	141,235	185,751
Hotel & motel	45,747	—	823	11,355	17,724	5,757	81,406	99,636
Industrial	28,066	2,554	6,343	—	33,192	22,081	92,236	101,539
RV park	31,559	655	18,307	—	780	5,353	56,654	54,107
Warehouse	10,125	—	230	—	1,148	1,612	13,115	14,568
Other	27,481	491	3,409	1,858	3,515	6,880	43,634	49,441

Total	$971,878	$22,541	$276,214	$109,743	$481,415	$390,205	$2,251,996	$2,386,401

Owner occupied:
Commercial building	$160,780	$2,737	$28,600	$17,367	$73,444	$106,884	$389,812	$380,253
Medical office	93,370	3,814	18,410	531	6,318	26,707	149,150	115,412
Professional office	59,839	2,242	12,044	1,381	22,028	18,139	115,673	106,414
Storage	14,681	146	—	—	1,837	12,863	29,527	21,108
Multi-family	801	—	51	3,145	146	—	4,143	1,087
Resort	5,596	—	4,247	—	3,050	1,038	13,931	9,934
Retail	47,212	2,428	10,833	2,302	46,013	51,152	159,940	168,873
Residential	5,980	—	2,599	—	1,698	2,204	12,481	13,821
Farmland & agricultural	9,869	—	802	2,000	—	45,676	58,347	56,632
Apartments	1,042	—	721	—	642	—	2,405	994
Assisted living	47,558	—	115	—	6,799	15,483	69,955	50,385
Hotel & motel	13,139	—	184	708	—	34,156	48,187	37,464
Industrial	54,014	1,378	15,104	6,725	8,171	37,193	122,585	119,046
RV park	824	—	2,489	—	153	1,139	4,605	4,088
Warehouse	10,774	—	398	—	—	6,783	17,955	19,361
Other	27,653	517	—	—	231	4,382	32,783	31,831

Total	$553,132	$13,262	$96,597	$34,159	$170,530	$363,799	$1,231,479	$1,136,703

Total	$1,525,010	$35,803	$372,811	$143,902	$651,945	$754,004	$3,483,475	$3,523,104

	December 31, 2009
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total
Total non-owner occupied	$1,035,772	$24,138	$294,399	$79,539	$503,644	$448,909	$2,386,401
Total owner occupied	509,465	14,798	95,356	24,926	139,733	352,425	1,136,703

Total	$1,545,237	$38,936	$389,755	$104,465	$643,377	$801,334	$3,523,104

The following table presents a distribution of the non-covered term commercial real estate portfolio by type and year of origination as of December 31, 2010:

Non-Covered Commercial Real Estate Term & Multifamily Portfolio by Type and Year of Origination

(in thousands)

	December 31, 2010
	Prior to 2000	2001 - 2004	2005 - 2006	2007 - 2008	2009 - 2010	Total
Non-owner occupied:
Commercial building	$7,460	$82,050	$59,593	$146,719	$94,964	$390,786
Medical office	386	44,662	16,740	29,894	21,175	112,857
Professional office	7,370	148,548	114,326	81,507	66,218	417,969
Storage	1,526	45,550	20,381	25,340	4,960	97,757
Multi-family	3,065	25,153	18,182	44,174	26,017	116,591
Resort	714	1,292	—	679	3,426	6,111
Retail	9,441	154,190	140,338	132,675	31,838	468,482
Residential	1,256	7,493	26,135	21,287	18,229	74,400
Farmland & agricultural	829	1,114	6,105	5,148	10,770	23,966
Apartments	800	20,208	21,075	19,140	53,574	114,797
Assisted living	5,888	52,101	46,712	15,553	20,981	141,235
Hotel & motel	9,615	26,254	19,546	22,585	3,406	81,406
Industrial	3,806	40,577	33,768	10,107	3,978	92,236
RV park	2,834	16,820	13,589	10,063	13,348	56,654
Warehouse	1,056	8,567	2,996	496	—	13,115
Other	636	11,872	10,488	19,636	1,002	43,634

Total	$56,682	$686,451	$549,974	$585,003	$373,886	$2,251,996

Owner occupied:
Commercial building	$9,349	$70,494	$77,524	$127,557	$104,888	$389,812
Medical office	2,190	22,424	9,807	41,323	73,406	149,150
Professional office	2,857	32,148	35,510	34,148	11,010	115,673
Storage	525	7,783	9,879	10,686	654	29,527
Multi-family	168	830	—	—	3,145	4,143
Resort	405	10,494	134	—	2,898	13,931
Retail	5,393	36,691	59,884	51,309	6,663	159,940
Residential	101	5,041	4,941	1,307	1,091	12,481
Farmland & agricultural	798	14,180	12,605	14,734	16,030	58,347
Apartments	40	—	602	914	849	2,405
Assisted living	4,930	7,505	41,448	13,636	2,436	69,955
Hotel & motel	5,688	25,515	5,624	1,541	9,819	48,187
Industrial	2,422	42,161	30,793	15,785	31,424	122,585
RV park	835	1,557	130	1,949	134	4,605
Warehouse	108	7,823	2,600	2,776	4,648	17,955
Other	—	2,999	21,586	7,348	850	32,783

Total	$35,809	$287,645	$313,067	$325,013	$269,945	$1,231,479

Total	$92,491	$974,096	$863,041	$910,016	$643,831	$3,483,475

Umpqua Holdings Corporation

The following table presents a distribution of the non-covered term commercial real estate portfolio by type and year of maturity as of December 31, 2010:

Non-Covered Commercial Real Estate Term & Multifamily Portfolio by Type and Year of Maturity

(in thousands)

	December 31, 2010
	2011	2012	2013 - 2014	2015 - 2016	2017 - 2021	2022 & Later	Total
Non-owner
Commercial building	$22,853	$22,682	$79,639	$82,637	$169,425	$13,550	$390,786
Medical office	305	549	33,974	14,969	54,618	8,442	112,857
Professional office	25,820	11,306	94,325	125,222	147,667	13,629	417,969
Storage	8,371	13	23,901	27,156	37,205	1,111	97,757
Multi-family	4,079	2,790	16,877	20,795	65,595	6,455	116,591
Resort	—	—	809	4,140	1,162	—	6,111
Retail	37,900	20,968	98,145	152,987	153,632	4,850	468,482
Residential	15,877	8,826	13,933	9,513	19,089	7,162	74,400
Farmland & agricultural	1,237	—	3,095	6,275	10,583	2,776	23,966
Apartments	4,981	2,287	7,044	14,689	84,074	1,722	114,797
Assisted living	6,640	13,674	3,720	66,246	48,771	2,184	141,235
Hotel & motel	7,635	2,103	18,251	19,847	29,639	3,931	81,406
Industrial	5,168	7,365	15,734	28,918	29,563	5,488	92,236
RV park	1,412	2,056	11,260	10,343	29,286	2,297	56,654
Warehouse	462	635	7,561	1,452	1,930	1,075	13,115
Other	14,050	3,249	13,487	3,982	5,394	3,472	43,634

Total	$156,790	$98,503	$441,755	$589,171	$887,633	$78,144	$2,251,996
Owner occupied:
Commercial building	$5,374	$16,186	$47,261	$69,550	$197,367	$54,074	$389,812
Medical office	533	1,841	9,415	7,043	106,839	23,479	149,150
Professional office	2,105	3,535	20,717	24,965	58,841	5,510	115,673
Storage	1,456	—	2,630	7,019	17,412	1,010	29,527
Multi-family	—	—	830	51	3,262	—	4,143
Resort	—	—	3,954	134	5,596	4,247	13,931
Retail	7,968	2,829	31,698	36,630	72,216	8,599	159,940
Residential	1,547	1,507	2,350	1,708	3,826	1,543	12,481
Farmland & agricultural	3,950	349	12,110	12,505	26,726	2,707	58,347
Apartments	—	—	40	—	2,365	—	2,405
Assisted living	11,917	—	12,277	28,411	14,934	2,416	69,955
Hotel & motel	—	4,089	12,516	15,298	6,434	9,850	48,187
Industrial	5,011	8,405	14,443	29,394	53,784	11,548	122,585
RV park	79	40	1,731	384	2,218	153	4,605
Warehouse	320	1,189	5,192	4,588	6,580	86	17,955
Other	2,521	60	964	1,524	27,631	83	32,783

Total	$42,781	$40,030	$178,128	$239,204	$606,031	$125,305	$1,231,479

Total	$199,571	$138,533	$619,883	$828,375	$1,493,664	$203,449	$3,483,475

The following table presents a distribution of the non-covered commercial real estate construction portfolio by type and region as of December 31, 2010 and December 31, 2009.

Non-Covered Commercial Real Estate Construction and Development Portfolio by Type and Region

(in thousands)

	December 31, 2010
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total	December 31, 2009
Non-owner occupied:
Commercial building	$897	$—	$2,297	$300	$16,236	$6,147	$25,877	$65,998
Medical office	12,458	—	—	—	—	1,430	13,888	16,093
Professional office	9,294	—	2,238	—	8,525	3,020	23,077	35,152
Storage	8,447	—	—	—	—	—	8,447	10,905
Multi-family	—	—	—	2,837	7,868	—	10,705	7,523
Retail	10,968	—	—	—	2,530	—	13,498	23,469
Residential	27,156	310	3,822	1,784	22,990	5,996	62,058	91,205
Apartments	13,324	—	—	—	—	—	13,324	13,621
Assisted living	9,300	—	—	—	3,747	—	13,047	16,405
Hotel & motel	—	—	—	—	—	—	—	4,070
Industrial	—	—	—	—	—	—	—	1,533
Other	124	—	—	—	—	2,980	3,104	3,249

Total	$91,968	$310	$8,357	$4,921	$61,896	$19,573	$187,025	$289,223
Owner occupied:
Commercial building	$12,646	$—	$166	$—	$584	$11,983	$25,379	$35,432
Medical office	14,479	—	—	—	—	—	14,479	18,849
Professional office	—	—	—	—	—	—	—	—
Storage	—	—	—	—	—	—	—	995
Multi-family	—	—	—	—	—	—	—	—
Retail	—	—	—	—	—	—	—	4,041
Residential	5,346	—	—	—	—	598	5,944	9,275
Apartments	—	—	—	—	—	—	—	860
Assisted living	7,342	—	—	—	—	—	7,342	7,472
Hotel & motel	—	—	—	—	—	5,447	5,447	—
Industrial	2,121	—	77	—	—	—	2,198	533
Other	—	—	—	—	—	—	—	—

Total	$41,934	$—	$243	$—	$584	$18,028	$60,789	$77,457

Total	$133,902	$310	$8,600	$4,921	$62,480	$37,601	$247,814	$366,680

	December 31, 2009
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total
Total non-owner occupied	$134,247	$1,778	$8,415	$14,064	$102,008	$28,711	$289,223
Total owner occupied	43,537	—	692	—	17,607	15,621	77,457

Total	$177,784	$1,778	$9,107	$14,064	$119,615	$44,332	$366,680

Umpqua Holdings Corporation

The following table presents a distribution of the non-covered commercial loan portfolio (excluding leases) by type and region as of December 31, 2010 and December 31, 2009.

Commercial Loan Portfolio by Type and Region

(in thousands)

	December 31, 2010
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total	December 31, 2009
Commercial line of credit	$101,125	$1,453	$22,531	$22,826	$154,244	$70,140	$372,319	$464,417
Asset-based line of credit	111,948	118	8,831	13,021	11,245	61,022	206,185	147,374
Term loans	155,608	3,433	27,037	9,753	48,209	99,927	343,967	379,433
Agricultural	25,050	—	459	—	332	57,491	83,332	84,230
Municipal	11,858	—	18,485	—	37,587	4,064	71,994	119,896
SBA	—	—	—	—	—	57,529	57,529	60,936
Small business lending	42,569	—	—	4,769	41,752	—	89,090	98,183

Total	$448,158	$5,004	$77,343	$50,369	$293,369	$350,173	$1,224,416	$1,354,469

	December 31, 2009
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total
Total	$513,375	$7,348	$81,185	$47,573	$320,784	$384,204	$1,354,469

Due to the impact of the continuing housing market downturn on our residential development loan portfolio, discussion of and tables related to this loan segment is provided under the heading Asset Quality and Non-Performing Assets below.

Covered loans and leases, net

Total covered loans and leases outstanding at December 31, 2010 were $785.9 million. All covered loans and leases were acquired in 2010. The following table presents the concentration distribution of our covered loan portfolio at December 31, 2010.

Covered Loan and Leases, Net Concentrations

(dollars in thousands)

	2010
	Amount	Percentage
Commercial real estate
Term & multifamily	$569,642	72.5%
Construction & development	22,435	2.9%
Residential development	24,706	3.1%
Commercial
Term	42,600	5.4%
LOC & other	35,227	4.5%
Residential
Mortgage	44,824	5.7%
Home equity loans & lines	35,625	4.5%
Consumer & other	10,839	1.4%

Total	$785,898	100.0%

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

ASSET QUALITY AND NON-PERFORMING ASSETS

Non-Covered Loans and Leases

We manage asset quality and control credit risk through diversification of the non-covered loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices. The Bank’s Credit Quality Group is charged with monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures across the Bank. The provision for non-covered loan and lease losses charged to earnings is based upon management’s judgment of the amount necessary to maintain the allowance at a level adequate to absorb probable incurred losses. The amount of provision charge is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the non-covered loan portfolio, delinquencies, management’s assessment of loan portfolio quality, general economic conditions that can impact the value of collateral, and other trends. The evaluation of these factors is performed through an analysis of the adequacy of the allowance for loan and lease losses. Reviews of non-performing, past due non-covered loans and larger credits, designed to identify potential charges to the allowance for loan and lease losses, and to determine the adequacy of the allowance, are conducted on a quarterly basis. These reviews consider such factors as the financial strength of borrowers, the value of the applicable collateral, loan loss experience, estimated loan losses, growth in the loan portfolio, prevailing economic conditions and other factors. Additional information regarding the methodology used in determining the adequacy of the allowance for loan and lease losses is contained in Part I Item 1 of this report in the section titled Lending and Credit Functions.

Non-covered, non-performing loans, which include non-covered, non-accrual loans and non-covered accruing loans past due over 90 days, totaled $145.2 million or 2.57% of total non-covered loans as of December 31, 2010, as compared to $199.0 million, or 3.32% of total loans, at December 31, 2009. Non-covered, non-performing assets, which include non-covered, non-performing loans and non-covered, foreclosed real estate (“other real estate owned”), totaled $178.0 million, or 1.53% of total assets as of December 31, 2010 compared with $223.6 million, or 2.38% of total assets as of December 31, 2009. The decrease in non-performing assets in 2010 is attributable to the improving economic environment, an easing in the velocity of declining real estate values in our markets and the resulting impact on our commercial real estate and commercial construction portfolio.

Umpqua Holdings Corporation

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

Non-covered loans are classified as non-accrual when collection of principal or interest is doubtful—generally if they are past due as to maturity or payment of principal or interest by 90 days or more—unless such non-covered loans are well-secured and in the process of collection. Additionally, all loans that are impaired are considered for non-accrual status. Non-covered loans placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospects for future payments in accordance with the loan agreement appear relatively certain.

Upon acquisition of real estate collateral, typically through the foreclosure process, we promptly begin to market the property for sale. If we do not begin to receive offers or indications of interest we will analyze the price and review market conditions to assess whether a lower price reflects the market value of the property and would enable us to sell the property. In addition, we update appraisals on other real estate owned property six to nine months after the most recent appraisal. Increases in valuation adjustments recorded in a period are primarily based on a) updated appraisals received during the period, or b) management’s authorization to reduce the selling price of the property during the period. Unless a current appraisal is available, an appraisal will be ordered prior to a loan moving to other real estate owned. Foreclosed properties held as other real estate owned are recorded at the lower of the recorded investment in the loan or market value of the property less expected selling costs. Non-covered other real estate owned at December 31, 2010 totaled $32.8 million and consisted of 43 properties.

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

The Company has written down impaired, non-covered non-accrual loans as of December 31, 2010 to their estimated net realizable value, based on disposition value, and expects resolution with no additional material loss, absent further decline in market prices.

The following table summarizes our non-covered non-performing assets as of December 31 for each of the last five years.

Non-Covered, Non-Performing Assets

As of December 31,

(dollars in thousands)

	2010	2009	2008	2007	2006
Non-covered, non-performing assets
Non-covered loans on non-accrual status	$138,177	$193,118	$127,914	$81,317	$8,629
Non-covered loans past due 90 days or more and accruing	7,071	5,909	5,452	9,782	429

Total non-covered non-performing loans	145,248	199,027	133,366	91,099	9,058
Non-covered other real estate owned	32,791	24,566	27,898	6,943	—

Total non-covered non-performing assets	$178,039	$223,593	$161,264	$98,042	$9,058

Restructured loans(1)	$84,441	$134,439	$23,540	$—	$7,986

Allowance for non-covered loan and lease losses	$101,921	$107,657	$95,865	$84,904	$60,090
Reserve for unfunded commitments	818	731	983	1,182	1,313

Allowance for credit losses	$102,739	$108,388	$96,848	$86,086	$61,403

Asset quality ratios:
Non-covered non-performing assets to total assets	1.53%	2.38%	1.88%	1.18%	0.12%
Non-covered non-performing loans to total non-covered loans	2.57%	3.32%	2.18%	1.50%	0.17%
Allowance for non-covered loan losses to total non-covered loans	1.80%	1.79%	1.56%	1.40%	1.12%
Allowance for credit losses to total non-covered loans	1.82%	1.81%	1.58%	1.42%	1.15%
Allowance for credit losses to total non-covered non-performing loans	71%	54%	73%	94%	678%

(1)	Represents accruing restructured loans performing according to their restructured terms.

Umpqua Holdings Corporation

The following tables summarize our non-covered non-performing assets by loan type and region as of December 31, 2010 and December 31, 2009:

Non-covered, Non-Performing Assets by Type and Region

(in thousands)

	December 31, 2010
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total
Loans on non-accrual status:
Commercial real estate
Term & multifamily	$24,180	$4,816	$537	$1,898	$9,010	$8,721	$49,162
Construction & development	12,726	—	472	—	6,817	109	20,124
Residential development	10,191	110	2,122	3,033	10,761	8,369	34,586
Commercial
Term	710	1,679	320	373	98	3,092	6,272
LOC & other	7,586	878	768	6,830	8,628	3,343	28,033
Residential
Mortgage	—	—	—	—	—	—	—
Home equity loans & lines	—	—	—	—	—	—	—
Consumer & other	—	—	—	—	—	—	—

Total	55,393	7,483	4,219	12,134	35,314	23,634	138,177
Loans past due 90 days or more and accruing:
Commercial real estate
Term & multifamily	$79	$—	$—	$176	$2,753	$—	$3,008
Construction & development	—	—	—	—	—	—	—
Residential development	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Term	—	—	—	—	—	—	—
LOC & other	—	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Mortgage	2,925	—	—	—	—	—	2,925
Home equity loans & lines	73	—	—	—	159	—	232
Consumer & other	880	—	—	—	26	—	906

Total	3,957	—	—	176	2,938	—	7,071

Total non-performing loans	59,350	7,483	4,219	12,310	38,252	23,634	145,248
Other real estate owned:
Commercial real estate
Term & multifamily	$5,396	$—	$1,656	$—	$3,091	$5,686	$15,829
Construction & development	3,443	539	—	313	4,392	—	8,687
Residential development	674	1,844	1,368	112	—	1,118	5,116
Commercial
Term	—	—	—	—	—	—	—
LOC & other	—	—	—	—	—	—	—
Residential
Mortgage	954	—	—	—	—	—	954
Home equity loans & lines	—	—	—	—	—	—	—
Consumer & other	—	—	—	—	481	1,724	2,205

Total other real estate owned	10,467	2,383	3,024	425	7,964	8,528	32,791

Total non-performing assets	$69,817	$9,866	$7,243	$12,735	$46,216	$32,162	$178,039

	December 31, 2009
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total
Loans on non-accrual status:
Commercial real estate
Term & multifamily	$16,101	$4,043	$5,029	$1,566	$20,821	$14,819	$62,379
Construction & development	10,061	987	—	2,700	18,602	4,308	36,658
Residential development	4,090	2,729	4,950	—	23,391	10,324	45,484
Commercial
Term	3,338	2,347	264	509	188	2,174	8,820
LOC & other	27,991	1,244	217	9,454	140	731	39,777
Residential
Mortgage	—	—	—	—	—	—	—
Home equity loans & lines	—	—	—	—	—	—	—
Consumer & other	—	—	—	—	—	—	—

Total	61,581	11,350	10,460	14,229	63,142	32,356	193,118

Loans past due 90 days or more and accruing:
Commercial real estate
Term & multifamily	$—	$—	$—	$247	$—	$—	$247
Construction & development	—	—	—	—	—	—	—
Residential development	—	—	—	—	—	—	—
Commercial
Term	—	—	—	—	16	—	16
LOC & other	—	—	—	1,000	250	—	1,250
Residential
Mortgage	4,126	—	—	—	—	—	4,126
Home equity loans & lines	92	—	—	—	140	—	232
Consumer & other	4	—	—	—	34	—	38

Total	4,222	—	—	1,247	440	—	5,909

Total non-performing loans	65,803	11,350	10,460	15,476	63,582	32,356	199,027

Other real estate owned:
Commercial real estate
Term & multifamily	$430	$—	$514	$—	$—	$—	$944
Construction & development	359	392	—	426	3,595	—	4,772
Residential development	2,772	4,643	1,064	4,885	1,987	144	15,495
Commercial
Term	—	—	—	—	—	151	151
LOC & other	303	982	—	—	—	—	1,285
Residential
Mortgage	1,919	—	—	—	—	—	1,919
Home equity loans & lines	—	—	—	—	—	—	—
Consumer & other	—	—	—	—	—	—	—

Total other real estate owned	5,783	6,017	1,578	5,311	5,582	295	24,566

Total non-performing assets	$71,586	$17,367	$12,038	$20,787	$69,164	$32,651	$223,593

Umpqua Holdings Corporation

As of December 31, 2010, non-covered, non-performing assets of $178.0 million have been written down by 39%, or $111.8 million, from their original balance of $289.8 million.

Of these non-covered, non-performing loan balances as of December 31, 2010, 42% are directly affected by the housing market downturn or the real estate bubble, or indirectly impacted from the contraction of real estate dependent businesses. The remaining non-covered, non-performing loans in these segments primarily reflect the impact of the U.S. recession on certain businesses.

The Company is continually performing extensive reviews of our permanent commercial real estate portfolio, including stress testing. These reviews are being performed on both our non-owner and owner occupied credits. These reviews are being completed to verify leasing status, to ensure the accuracy of risk ratings, and to develop proactive action plans with borrowers on projects. The stress testing has been performed to determine the effect of rising cap rates, interest rates and vacancy rates, on this portfolio. Based on our analysis, the Company believes our lending teams are effectively managing the risks in this portfolio. There can be no assurance that any further declines in economic conditions, such as potential increases in retail or office vacancy rates, will exceed the projected assumptions utilized in the stress testing and may result in additional non-covered, non-performing loans in the future.

The following table summarizes our loans past due 30-89 days by loan type and by region as of December 31, 2010 and December 31, 2009. Loans past due 30-89 days have increased 16% between the two periods.

Non-Covered Loans Past Due 30-89 Days by Type and Region

(in thousands)

	December 31, 2010
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total
Commercial real estate
Term & multifamily	$6,636	$1,719	$—	$—	$5,524	$9,045	$22,924
Construction & development	373	—	—	—	8,525	—	8,898
Residential development	—	—	—	—	480	160	640
Commercial
Term	354	—	—	64	868	1,655	2,941
LOC & other	1,542	—	17	1,670	1,291	1,961	6,481
Residential
Mortgage	2,414	—	—	—	—	—	2,414
Home equity loans & lines	469	—	—	200	1,778	—	2,447
Consumer & other	1,339	—	—	100	32	1	1,472

Total	$13,127	$1,719	$17	$2,034	$18,498	$12,822	$48,217

	December 31, 2009
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total
Commercial real estate
Term & multifamily	$4,160	$695	$287	$3,819	$2,629	$7,055	$18,645
Construction & development	442	—	—	683	—	110	1,235
Residential development	7,500	1,041	—	—	283	126	8,950
Commercial
Term	544	323	—	—	2	4,786	5,655
LOC & other	1,009	206	—	—	770	745	2,730
Residential
Mortgage	1,927	—	—	—	—	—	1,927
Home equity loans & lines	359	—	—	—	921	—	1,280
Consumer & other	885	—	—	—	151	—	1,036

Total	$16,826	$2,265	$287	$4,502	$4,756	$12,822	$41,458

Our non-covered residential development loan portfolio, a subset of the construction and development category, has been adversely impacted by the housing market downturn. As a result, the Company has focused its efforts to reduce our exposure to this segment. The following table presents a geographic distribution of the non-covered residential development portfolio during 2010 by quarter:

Non-Covered Residential Development Loans

(dollars in thousands)

	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	Change Since December 31, 2009
Northwest Oregon	$88,762	$81,409	$75,373	$69,129	$64,263	-28%
Central Oregon	9,059	4,962	4,107	4,079	3,629	-60%
Southern Oregon	19,006	17,149	13,440	8,774	6,256	-67%
Washington	8,616	8,462	7,723	7,570	9,308	8%
Greater Sacramento	74,993	67,676	54,710	52,761	49,329	-34%
Northern California	25,373	22,140	20,653	18,072	15,028	-41%

Total	$225,809	$201,798	$176,006	$160,385	$147,813	-35%

Percentage of non-covered total loan portfolio	4%	3%	3%	3%	3%
Quarterly change amount		$(24,011)	$(25,792)	$(15,621)	$(12,572)
Quarterly change percentage		-11%	-13%	-9%	-8%
Year-to-date change amount		$(24,011)	$(49,803)	$(65,424)	$(77,996)
Year-to-date change percentage		-11%	-22%	-29%	-35%

At December 31, 2010, $34.6 million, or 24%, of the total $145.2 million of non-covered non-performing loans were non-covered residential development loans. The following table presents a geographic distribution of the non-performing residential development loans during 2010 by quarter:

Non-Covered Residential Development Non-Performing Loans

(dollars in thousands)

	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	Change Since December 31, 2009
Northwest Oregon	$4,090	$1,389	$7,799	$8,353	$10,191	149%
Central Oregon	2,729	936	109	109	110	-96%
Southern Oregon	4,950	4,145	2,366	2,840	2,122	-57%
Washington	—	—	1,497	1,260	3,033	100%
Greater Sacramento	23,391	19,011	13,730	13,063	10,761	-54%
Northern California	10,324	7,829	7,108	4,453	8,369	-19%

Total	$45,484	$33,310	$32,609	$30,078	$34,586	-24%

Percentage of non-performing loans	23%	17%	18%	20%	24%
Quarterly change amount		$(12,174)	$(701)	$(2,531)	$4,508
Quarterly change percentage		-27%	-2%	-8%	15%
Year-to-date change amount		$(12,174)	$(12,875)	$(15,406)	$(10,898)
Year-to-date change percentage		-27%	-28%	-34%	-24%

Umpqua Holdings Corporation

The following table presents the remaining non-covered performing residential development loans by size and geographic distribution as of December 31, 2010:

Non-Covered Residential Development Performing Loans

(dollars in thousands)

	$250k and less	$250k to $1 million	$1 million to $3 million	$3 million to $5 million	$5 million to $10 million	$10 million and greater	Total
Northwest Oregon	$1,955	$5,646	$8,189	$10,277	$13,541	$14,464	$54,072
Central Oregon	384	718	2,417	—	—	—	3,519
Southern Oregon	1,174	1,860	1,100	—	—	—	4,134
Washington	601	344	5,330	—	—	—	6,275
Greater Sacramento	3,308	3,905	1,894	4,780	11,455	13,226	38,568
Northern California	1,489	1,026	4,144	—	—	—	6,659

Total	$8,911	$13,499	$23,074	$15,057	$24,996	$27,690	$113,227

At December 31, 2010 and December 31, 2009, impaired loans of $84.4 million and $134.4 million were classified as non-covered performing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The non-covered performing restructured loans on accrual status represent the only impaired loans accruing interest at each respective date. In order for a restructured loan to be considered performing and on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Company had no obligations to lend additional funds on the restructured loans as of December 31, 2010.

The following tables summarize our non-covered performing restructured loans by loan type and region as of December 31, 2010 and December 31, 2009:

Non-Covered Restructured Loans by Type and Region

(in thousands)

	December 31, 2010
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total
Commercial real estate
Term & multifamily	$9,446	$—	$3,888	$—	$11,820	$3,543	$28,697
Construction & development	—	—	—	—	5,434	—	5,434
Residential development	22,277	—	—	5,330	21,322	—	48,929
Commercial	—	—	—	—	—	904	904
Term
LOC & other	—	—	—	—	—	298	298
Residential	179	—	—	—	—	—	179
Mortgage
Home equity loans & lines	—	—	—	—	—	—	—
Consumer & other	—	—	—	—	—	—	—

Total	$31,902	$—	$3,888	$5,330	$38,576	$4,745	$84,441

	December 31, 2009
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total
Commercial real estate
Term & multifamily	$18,349	$—	$5,790	$—	$9,742	$7,866	$41,747
Construction & development	—	—	—	—	—	—	—
Residential development	26,994	—	306	7,985	33,103	—	68,388
Commercial
Term	315	—	—	—	—	1,785	2,100
LOC & other	400	—	—	—	279	16,843	17,522
Residential	4,597	—	—	—	—	—	4,597
Mortgage
Home equity loans & lines	31	—	—	—	35	—	66
Consumer & other	6	—	—	—	13	—	19

Total	$50,692	$—	$6,096	$7,985	$43,172	$26,494	$134,439

The following table presents a distribution of our non-covered performing restructured loans by year of maturity, according to the restructured terms, as of December 31, 2010:

(in thousands)

Year	Amount
2011	$58,519
2012	16,356
2013	—
2014	1,631
2015	5,293
Thereafter	2,642

Total	$84,441

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

Covered non-performing assets

Covered non-performing assets, which include covered other real estate owned (“covered OREO”) totaled $29.9 million, representing 0.26% of total assets at December 31, 2010. These covered non-performing assets are subject to shared-loss agreements with the FDIC.

Total non-performing loans and leases

The following tables summarize our total (including covered and non-covered) nonperforming assets at December 31:

	2010	2009	2008	2007	2006
Loans on non-accrual status	$138,177	$193,118	$127,914	$81,317	$8,629
Loans past due 90 days or more and accruing	7,071	5,909	5,452	9,782	429

Total non-performing loans	145,248	199,027	133,366	91,099	9,058
Other real estate owned	62,654	24,566	27,898	6,943	—

Total non-performing assets	$207,902	$223,593	$161,264	$98,042	$9,058

Umpqua Holdings Corporation

ALLOWANCE FOR LOAN AND LEASE LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS

The allowance for non-covered loan and lease losses (“ALLL”) totaled $101.9 million and $107.7 million at December 31, 2010 and 2009, respectively. The decrease in the allowance for loan and lease losses as of December 31, 2010 as compared to prior year is principally attributable to a decrease in provision for non-covered loan and lease losses at a level below net charge offs for the year, as a result of the improving conditions of the non-covered loan portfolio.

The following table sets forth the allocation of the allowance for non-covered loan and lease losses:

Allowance for loan and lease losses Composition

As of December 31,

(in thousands)

	2010	2009	2008	2007	2006
Commercial real estate	$64,405	$67,281	$57,907	$57,433	$41,135
Commercial	22,146	24,583	23,104	19,514	14,094
Residential	5,926	5,811	5,778	3,406	3,111
Consumer & other	803	455	484	504	603
Unallocated	8,641	9,527	8,592	4,047	1,147

Allowance for loan and lease losses	$101,921	$107,657	$95,865	$84,904	$60,090

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the allowance for loan and lease losses, and acknowledges the inherent imprecision of all loss prediction models. As of December 31, 2010, the unallocated allowance amount represented 8% of the allowance for loan and lease losses, compared to 9% at December 31, 2009. The level in unallocated ALLL in the current year reflects management’s evaluation of the existing general business and economic conditions, and declining credit quality and collateral values of real estate in our markets. The ALLL composition should not be interpreted as an indication of specific amounts or loan categories in which future charge-offs may occur.

The following table provides a summary of activity in the ALLL by major loan type for each of the five years ended December 31:

Activity in the Allowance for loan and lease losses

Years Ended December 31,

(dollars in thousands)

	2010	2009	2008	2007	2006
Balance at beginning of year	$107,657	$95,865	$84,904	$60,090	$43,885
Loans charged off:
Commercial real estate	(71,030)	(136,382)	(82,919)	(20,632)	(300)
Commercial	(50,242)	(57,932)	(14,614)	(2,208)	(2,353)
Residential	(5,168)	(4,331)	(1,597)	(547)	(213)
Consumer & other	(2,061)	(2,222)	(1,922)	(1,343)	(1,339)

Total loans charged off	(128,501)	(200,867)	(101,052)	(24,730)	(4,205)
Recoveries:
Commercial real estate	6,980	1,334	2,571	1,022	739
Commercial	1,318	1,549	1,021	819	1,996
Residential	334	126	148	241	108
Consumer & other	465	526	595	654	788

Total recoveries	9,097	3,535	4,335	2,736	3,631

Net charge-offs	(119,404)	(197,332)	(96,717)	(21,994)	(574)
Addition incident to mergers	—	—	—	5,078	14,227
Provision charged to operations	113,668	209,124	107,678	41,730	2,552

Balance at end of year	$101,921	$107,657	$95,865	$84,904	$60,090

Ratio of net charge-offs to average non-covered loans	2.06%	3.23%	1.58%	0.38%	0.01%
Ratio of provision to average non-covered loans	1.97%	3.43%	1.76%	0.72%	0.05%
Recoveries as a percentage of charge-offs	7.08%	1.76%	4.29%	11.06%	86.35%

The decrease in the ALLL as of December 31, 2010 is primarily a result of the decrease in the provision for loan and lease losses in 2010. The decrease in the provision for loan and lease losses is due to improving credit quality of the loan portfolio.

All impaired loans are individually evaluated for impairment. If the measurement of each impaired loans’ value is less than the recorded investment in the loan, we recognize this impairment and adjust the carrying value of the loan to fair value through the allowance for loan and lease losses. This can be accomplished by charging-off the impaired portion of the loan or establishing a specific component within the allowance for loan and lease losses. If in management’s assessment the sources of repayment will not result in a reasonable probability that the carrying value of a loan can be recovered, the amount of a loan’s specific impairment is charged-off against the allowance for loan and lease losses. Prior to the second quarter of 2008, the Company established specific reserves within the allowance for loan and leases losses for loan impairments and recognized the charge-off of the impairment reserve when the loan was resolved, sold, or foreclosed and transferred to other real estate owned. Due to declining real estate values in our markets and the deterioration of the U.S. economy in general, it became increasingly likely that impairment reserves on collateral dependent loans, particularly those relating to real estate, would not be recoverable and represented a confirmed loss. As a result, beginning in the second quarter of 2008, the Company began recognizing the charge-off of impairment reserves on impaired loans in the period they arise for collateral dependent loans. This process has effectively accelerated the recognition of charge-offs recognized since the second quarter of 2008. The change in our assessment of the possible recoverability of our collateral dependent impaired loans’ carrying values has ultimately had no impact on our impairment valuation procedures or the amount of provision for loan and leases losses included within the

Umpqua Holdings Corporation

Consolidated Statements of Operations. Impairment reserves on non-collateral dependent restructured loans are measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value. These impairment reserves are recognized as a specific component to be provided for in the allowance for loan and lease losses.

At December 31, 2010, the recorded investment in non-covered loans classified as impaired totaled $222.6 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $5.2 million. The valuation allowance on impaired loans represents the impairment reserves on performing restructured loans and nonaccrual loans. At December 31, 2009, the total recorded investment in impaired loans was $328.0 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $2.7 million.

The majority of loan charge-offs in the current year relate to real estate related credits. In the current year we experienced decreased charge-offs in all categories except for residential. These charge-offs were largely driven by economic conditions coupled with falling real estate values in our markets. The majority of all charge-offs taken in the current year relate to borrowers that were directly affected by the housing market downturn or indirectly impacted from the contraction of real estate dependent businesses.

The following table presents a summary of activity in the reserve for unfunded commitments (“RUC”):

Summary of Reserve for Unfunded Commitments Activity

Years Ended December 31,

(in thousands)

	December 31, 2010
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Balance, beginning of year	$57	$484	$144	$46	$731
Net change to other expense	(24)	91	14	6	87

Balance, end of year	$33	$575	$158	$52	$818

Unfunded commitments	$33,326	$548,920	$210,574	$45,556	$838,376

	December 31, 2009
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Balance, beginning of year	$151	$625	$161	$46	$983
Net change to other expense	(94)	(141)	(17)	—	(252)

Balance, end of year	$57	$484	$144	$46	$731

Unfunded commitments	$58,206	$479,153	$220,697	$39,354	$797,410

	December 31, 2008
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Balance, beginning of year	$247	$728	$159	$48	$1,182
Net change to other expense	(96)	(103)	2	(2)	(199)

Balance, end of year	$151	$625	$161	$46	$983

Unfunded commitments	$154,906	$617,759	$245,706	$38,832	$1,057,203

We believe that the ALLL and RUC at December 31, 2010 are sufficient to absorb losses inherent in the loan portfolio and credit commitments outstanding as of that date, respectively, based on the best information available. This assessment, based in part on historical levels of net charge-offs, loan growth, and a detailed review of the quality of the loan portfolio, involves uncertainty and judgment. Therefore, the adequacy of the ALLL and RUC cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

MORTGAGE SERVICING RIGHTS

The following table presents the key elements of our mortgage servicing rights asset as of December 31, 2010, 2009 and 2008:

Summary of Mortgage Servicing Rights

Years Ended December 31,

(dollars in thousands)

	2010	2009	2008
Balance, beginning of year	$12,625	$8,205	$10,088
Additions for new mortgage servicing rights capitalized	5,645	7,570	2,694
Acquired mortgage servicing rights	62	—	—
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(1,598)	(3,469)	(1,270)
Other(2)	(2,280)	319	(3,307)

Balance, end of year	$14,454	$12,625	$8,205

Balance of loans serviced for others	$1,603,414	$1,277,832	$955,494
MSR as a percentage of serviced loans	0.90%	0.99%	0.86%

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2)	Represents changes due to collection/realization of expected cash flows over time.

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

In the fourth quarter of 2007, the Company began using derivative instruments to hedge the risk of changes in the fair value of MSR due to changes in interest rates. Starting in late February 2008 and continuing into March 2008, the bond markets experienced extraordinary volatility. This volatility resulted in widening spreads and price declines on the derivative instruments that were not offset by corresponding gains in the MSR asset. As a result, a $2.4 million charge was recognized within mortgage banking revenue in the first quarter of 2008. In March 2008, the Company indefinitely suspended the MSR hedge, given the continued volatility. Additional information about the Company’s mortgage servicing rights is provided in Note 10 of the Notes to Consolidated Financial Statements in Item 8 below.

GOODWILL AND OTHER INTANGIBLE ASSETS

At December 31, 2010, we had recognized goodwill of $655.9 million, as compared to $610.0 million at December 31, 2009. The increase of $45.9 million is due to the acquisition of Rainier and Nevada Security. The goodwill recorded in connection with acquisitions represents the excess of the purchase price over the estimated fair value of the net assets acquired. Goodwill and other intangible assets with indefinite lives are not amortized but instead are periodically tested for impairment. Management evaluates goodwill and intangible assets with indefinite lives on an annual basis as of December 31. Additionally, we perform impairment evaluations on an interim basis when events or circumstances indicate impairment potentially exists. A significant

Umpqua Holdings Corporation

amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others, a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; adverse action or assessment by a regulator; and unanticipated competition.

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

Substantially all of the Company’s goodwill is associated with our community banking operations. Due to a decline in the Company’s market capitalization below book value of equity and continued weakness in the banking industry, the Company performed a goodwill impairment evaluation of the Community Banking operating segment as of June 30, 2009. The Company engaged an independent valuation consultant to assist us in determining whether and to what extent our goodwill asset was impaired. We utilized a variety of valuation techniques to analyze and measure the estimated fair value of reporting units under both the income and market valuation approach. Under the income approach, the fair value of the reporting unit is determined by projecting future earnings for five years, utilizing a terminal value based on expected future growth rates, and applying a discount rate reflective of current market conditions. The estimation of forecasted earnings uses management’s best estimate of economic and market conditions over the projected periods and considers estimated growth rates in loans and deposits and future expected changes in net interest margins. Various market-based valuation approaches are utilized and include applying market price to earnings, core deposit premium, and tangible book value multiples as observed from relevant, comparable peer companies of the reporting unit. We also valued the reporting unit by applying an estimated control premium to the market capitalization. Weightings are assigned to each of the aforementioned model results, judgmentally allocated based on the observability and reliability of the inputs, to arrive at a final fair value estimate of the reporting unit. The results of the Company’s and valuation specialist’s step one impairment test indicated that the reporting unit’s fair value was less than its carrying value. As a result, the Company performed a step two analysis. The external valuation specialist assisted management’s analysis under step two of the goodwill impairment test. Under this approach, we calculated the fair value for the reporting unit’s assets and liabilities, as well as its unrecognized identifiable intangible assets, such as the core deposit intangible and trade name. Fair value adjustments to items on the balance sheet primarily related to investment securities held to maturity, loans, other real estate owned, Visa Class B common stock, deferred taxes, deposits, term debt, and junior subordinated debentures carried at amortized cost. The external valuation specialist assisted management to estimate the fair value of our unrecognized identifiable assets, such as the core deposit intangible and trade name.

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

Other significant fair value adjustments utilized in this goodwill impairment analysis included the value of the core deposit intangible asset which was calculated as 0.53% of core deposits, and includes all deposits except certificates of deposit. The carrying value of other real estate owned was discounted by 25%, representing a liquidity adjustment given the current market conditions. The fair value of our trade name, which represents the competitive advantage associated with our brand recognition and ability to attract and retain relationships, was estimated to be $19.3 million. The fair value of our junior subordinated debentures carried at amortized cost was determined in a manner and utilized inputs, primarily the credit risk adjusted spread, consistent with our methodology for determining the fair value of junior subordinated debentures recorded at fair value. Information relating to our methodologies for estimating the fair value of financial instruments that were adjusted to fair value as part of this analysis, including the Visa Class B common stock, deposits, term debt, and junior subordinated debentures, is included in Note 24 of the Notes to Consolidated Financial Statements.

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

The Company also conducted its annual evaluation of goodwill for impairment as of December 31, 2010. In the first step of the goodwill impairment test the Company determined that the fair value of the Community Banking reporting unit exceeded its carrying amount. This determination is consistent with the events occurring after the Company recognized the $112.0 million impairment of goodwill second quarter of 2009. First, the market capitalization and estimated fair value of the Company increased significantly subsequent to the recognition of the impairment charge as the fair value of the Company’s stock increased 57% from June 30, 2009 to December 31, 2010. Secondly, the Company’s successful public common stock offerings in the third quarter of 2009 and first quarter of 2010 diluted the carrying value of the reporting book equity on a per share basis, against which the fair value of the reporting unit is measured. The significant assumptions and methodology utilized to test for goodwill impairment as of December 31, 2010 were consistent with these used at December 31, 2009.

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

Umpqua Holdings Corporation

Management will continue to monitor the relationship of the Company’s market capitalization to both its book value and tangible book value, which management attributes to both financial services industry-wide and Company specific factors, and to evaluate the carrying value of goodwill and other intangible assets.

As a result of the December 31, 2008 goodwill impairment evaluation related to the Retail Brokerage reporting segment, management determined that there was a $1.0 million impairment following the departure of certain Umpqua Investments financial advisors. The valuation of the impairment at the Retail Brokerage operating segment was determined using an income approach by discounting cash flows of forecasted earnings. The key assumptions used to estimate the fair value of each reporting unit include earnings forecasts for five years, a terminal value based on expected future growth rates, and a discount rate reflective of current market conditions. The Company evaluated the Retail Brokerage reporting segment’s goodwill for impairment as of December 31, 2010. The first step of the goodwill impairment test indicated that the reporting unit’s fair value exceeded its carrying value. As of December 31, 2010, the ending carrying value of the Retail Brokerage segment’s goodwill was $2.7 million.

At December 31, 2010, we had other intangible assets of $26.1 million, as compared to $29.6 million at December 31, 2009. As part of a business acquisition, a portion of the purchase price is allocated to the other value of intangible assets such as the merchant servicing portfolio or core deposits, which includes all deposits except certificates of deposit. The value of these other intangible assets were determined by a third party based on the net present value of future cash flows for the merchant servicing portfolio and an analysis of the cost differential between the core deposits and alternative funding sources for the core deposit intangible. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and are also reviewed for impairment. We amortize other intangible assets on an accelerated or straight-line basis over an estimated ten to fifteen year life. In the fourth quarter of 2009, the Company recognized an $804,000 impairment related to the merchant servicing portfolio obtained through a prior acquisition. The remaining decrease in other intangible assets resulted from scheduled amortization. No other impairment losses were recognized in connection with other intangible assets since their initial recognition.

Additional information regarding our accounting for goodwill and other intangible assets is included in Notes 1, 2 and 9 of the Notes to Consolidated Financial Statements in Item 8 below.

DEPOSITS

Total deposits were $9.4 billion at December 31, 2010, an increase of $2.0 billion, or 26.8%, as compared to year-end 2009. Excluding the deposits acquired through the FDIC-assisted purchase and assumption of Evergreen, Rainier, and Nevada Security, the annualized organic deposit growth rate was 13.3%. Of the total change in deposit balances during the current year, deposits from consumers and businesses increased $1.9 billion, and deposits from public entities increased $46.8 million. Despite the increased competitive pressures to build deposits in light of the current recessionary economic climate, management attributes the ability to maintain our overall deposit base and grow certain lines of business to ongoing business development and marketing efforts in our service markets. Information on average deposit balances and average rates paid is included under the Net Interest Income section of this report. Additional information regarding interest bearing deposits is included in Note 14 of the Notes to Consolidated Financial Statements in Item 8 below.

The following table presents the deposit balances by major category as of December 31:

Deposits

As of December 31,

(dollars in thousands)

	2010		2009
	Amount	Percentage	Amount	Percentage

Noninterest bearing	$1,616,687	17%	$1,398,332	19%
Interest bearing demand	927,224	10%	872,184	12%
Savings and money market	3,817,245	41%	2,813,805	37%
Time, $100,000 or greater	2,191,055	23%	1,603,410	22%
Time, less than $100,000	881,594	9%	752,703	10%

Total	$9,433,805	100%	$7,440,434	100%

The following table presents the scheduled maturities of time deposits of $100,000 and greater as of December 31, 2010:

Maturities of Time Deposits of $100,000 and Greater

(in thousands)

Three months or less	$642,060
Over three months through six months	325,706
Over six months through twelve months	839,661
Over twelve months	383,628

Time, $100,000 and over	$2,191,055

The Company has an agreement with Promontory Interfinancial Network LLC (“Promontory”) that makes it possible to provide FDIC deposit insurance to balances in excess of current deposit insurance limits. Promontory’s Certificate of Deposit Account Registry Service (“CDARS”) uses a deposit-matching program to exchange Bank deposits in excess of the current deposit insurance limits for excess balances at other participating banks, on a dollar-for-dollar basis, that would be fully insured at the Bank. This product is designed to enhance our ability to attract and retain customers and increase deposits, by providing additional FDIC coverage to customers. CDARS deposits can be reciprocal or one-way. All of the Bank’s CDARS deposits are reciprocal. At December 31, 2010 and December 31, 2009, the Company’s CDARS balances totaled $323.2 million and $290.3 million, respectively. Of these totals, at December 31, 2010 and December 31, 2009, $300.6 million and $245.6 million, respectively, represented time deposits equal to or greater than $100,000 but were fully insured under current deposit insurance limits.

On November 21, 2008, the FDIC approved the final ruling establishing the Transaction Account Guarantee Program (“TAGP”) as part of the Temporary Liquidity Guarantee Program (“TLGP”). Under this program, all non-interest bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. This unlimited coverage also extends to NOW (interest bearing deposit accounts) earning an interest rate no greater than 0.50% and all IOLTAs (lawyers’ trust accounts). Coverage under the TAGP, funded through insurance premiums paid by participating financial institutions, is in addition to and separate from the additional coverage announced under EESA. On August 26, 2009, the FDIC extended the TAGP portion of the TLGP through June 30, 2010. On June 22, 2010, the FDIC extended the TAGP portion of the TLGP for an additional six months, from July 1, 2010 to December 31, 2010. The rule requires that interest rates on qualifying NOW accounts offered by banks participating in the program be reduced to 0.25% from 0.50%. The rule provides for an additional extension of the program, without further rulemaking, for a period of time not to exceed December 31, 2011. Umpqua has elected to participate in the TAGP program through the extended period. The Dodd-Frank Act provides for unlimited deposit insurance for noninterest bearing transactions accounts (excluding NOW) beginning December 31, 2010 for a period of two years.

Umpqua Holdings Corporation

Also, the Dodd-Frank Act permanently raises the current standard maximum federal deposit insurance amount from $100,000 to $250,000 per qualified account.

BORROWINGS

At December 31, 2010, the Bank had outstanding $73.8 million of securities sold under agreements to repurchase and no outstanding federal funds purchased balances. Additional information regarding securities sold under agreements to repurchase and federal funds purchased is provided in Notes 15 and 16 of Notes to Consolidated Financial Statements in Item 8 below.

At December 31, 2010, the Bank had outstanding term debt of $262.8 million primarily with the Federal Home Loan Bank (“FHLB”). Term debt outstanding as of December 31, 2010 increased $186.5 million since December 31, 2009 primarily as a result of term debt assumed in the Evergreen and Rainier acquisitions, partially offset by repayment of FHLB borrowings. Management expects continued use of FHLB advances as a source of short and long-term funding. The following table summarizes the maturity dates of FHLB advances outstanding (excluding the remaining purchase accounting adjustments relating to the Rainier acquisition of $12.2 million at December 31, 2010) and weighted average contractual interest rate (excluding the accretion of purchase accounting adjustments) at December 31, 2010:

	Amount	Wtd Avg. Rate
2011	$5,000	2.19%
2012	—	—
2013	—	—
2014	—	—
2015	—	—
Thereafter	245,016	4.56%

Total	$250,016	4.51%

Additional information regarding term debt is provided in Note 17 of Notes to Consolidated Financial Statements in Item 8 below.

JUNIOR SUBORDINATED DEBENTURES

We had junior subordinated debentures with carrying values of $183.6 million and $188.9 million, respectively, at December 31, 2010 and 2009.

At December 31, 2010, approximately $219.6 million, or 95% of the total issued amount, had interest rates that are adjustable on a quarterly basis based on a spread over three month LIBOR. Interest expense for junior subordinated debentures decreased in 2010 as compared to 2009 and in 2009 as compared to 2008, primarily resulting from decreases in short-term market interest rates and LIBOR. Although increases in short-term market interest rates will increase the interest expense for junior subordinated debentures, we believe that other attributes of our balance sheet will serve to mitigate the impact to net interest income on a consolidated basis.

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

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law which, among other things, limits the ability of certain bank holding companies to treat trust preferred security debt issuances as Tier 1 capital. This law may require many banks to raise new Tier 1 capital and will effectively close the trust-preferred securities markets from offering new issuances in the future. As a result of this legislation, our third-party pricing service noted that they were no longer to able to provide reliable fair value estimates related to these liabilities given the absence of observable or comparable transactions in the market place in recent history or as anticipated into the future. As a result, management evaluated current market conditions and determined that the 11.6% effective yield utilized to discount the junior subordinated debentures, and the related prices, to determine fair value as of March 31, 2010 continued to represent appropriate estimates of the fair value of these liabilities. Since the Company had less than $15 billion in assets at December 31, 2009, under the Dodd-Frank Act, the Company will be able to continue to include its existing trust preferred securities in Tier 1 capital.

In the third quarter of 2010, the Company began utilizing a discounted cash flow model to measure these instruments at fair value each reporting period, which will have the long-term effect of amortizing the cumulative fair value discount of $53.3 million, as of December 31, 2010, over each junior subordinated debentures expected term, to eventually return the carrying value of these instruments to their notional values at their expected redemption dates. This will result in recognizing losses on junior subordinated debentures carried at fair value on a quarterly basis within non-interest income. For additional assurance, we obtained a valuation from a third-party to validate the results of our model at December 31, 2010. The results of the valuation were consistent with the results of our internal model. The Company will continue to monitor activity in the trust preferred markets. Observable activity in the junior subordinated debenture and related markets in future periods may change the effective rate used to discount these liabilities, and could result in additional fair value adjustments (gains or losses on junior subordinated debentures measured at fair value) above the periodic change in fair value under the effective yield method.

Umpqua Holdings Corporation

For the years ended December 31, 2010, 2009 and 2008, we recorded gains of $5.0 million, $6.5 million and $38.9 million, respectively, resulting from the change in fair value of the junior subordinated debentures recorded at fair value. The change in fair value of the junior subordinated debentures carried at fair value during these periods primarily result from the widening of the credit risk adjusted spread. Management believes that the credit risk adjusted spread being utilized is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. In management’s estimation, the change in fair value of the junior subordinated debentures during the periods represent changes in the market’s nonperformance risk expectations and pricing of this type of debt, and not as a result of changes to our entity-specific credit risk. Any gains recognized are recorded in gain on junior subordinated debentures carried at fair value within non-interest income. The contractual interest expense on junior subordinated debentures continues to be recorded on an accrual basis and is reported in interest expense. The junior subordinated debentures recorded at fair value of $80.7 million had contractual unpaid principal amounts of $134.0 million outstanding as of December 31, 2010. The junior subordinated debentures recorded at fair value of $85.7 million had contractual unpaid principal amounts of $134.0 million outstanding as of December 31, 2009.

Additional information regarding junior subordinated debentures measured at fair value is included in Note 24 of the Notes to Consolidated Financial Statements in Item 8 below.

All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of December 31, 2010, under guidance issued by the Board of Governors of the Federal Reserve System. Additional information regarding the terms of the junior subordinated debentures, including maturity/redemption dates, interest rates and the fair value election, is included in Note 18 of the Notes to Consolidated Financial Statements in Item 8 below.

LIQUIDITY AND CASH FLOW

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance. Public deposits represent 10.3% of total deposits at December 31, 2010 and 12.4% at December 31, 2009. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state’s risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $1.9 billion at December 31, 2010 subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $289.4 million subject to certain collateral requirements, namely the amount of certain pledged loans at December 31, 2010. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $125.0 million at December 31, 2010. Availability of the lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict the consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. In 2010, there were no dividends paid by the Bank to the Company. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to fund its quarterly cash dividend distributions to shareholders, when approved, and meet its ongoing cash obligations, which consist principally of debt service on the $230.1 million (issued amount) of outstanding junior subordinated debentures. As of December 31, 2010, the Company did not have any borrowing arrangements of its own.

Additional discussion related to liquidity related risks given the current economic climate is provided in Item 1A Risk Factors above.

As disclosed in the Consolidated Statements of Cash Flows in Item 8 of this report, net cash provided by operating activities was $198.6 million during 2010. The difference between cash provided by operating activities and net income largely consisted of non-cash items including a $113.7 million provision for non-covered loan and lease losses. Net cash of $556.4 million used by investing activities consisted principally of $1.5 billion of purchases of investment securities available for sale and $47.6 million of purchases of premises and equipment, partially offset by net non-covered loan paydowns and maturities of $146.3 million, net covered loan paydowns of $119.9 million, proceeds from investment securities available for sale of $408.7 million, cash acquired in FDIC-assisted acquisitions of $179.0 million, proceeds from the FDIC indemnification asset of $48.4 million, proceeds from the sale of loans of $38.7 million, proceeds from the sale of non-covered other real estate owned of $25.1 million, and proceeds from the sale of covered other real estate owned of $14.6 million. The $756.5 million of cash provided by financing activities primarily consisted of $847.9 million increase in net deposits, $28.6 million increase in net securities sold under agreements to repurchase, $89.8 million in net proceeds from the issuance of common stock and $198.3 million in net proceeds from the issuance of preferred stock, partially offset by $165.8 million repayment of term debt, $214.2 million of redemption of preferred stock, $4.5 million of redemption of warrants, $20.6 million of dividends paid on common stock and $3.7 million of dividends paid on preferred stock.

Although we expect the Bank’s and the Company’s liquidity positions to remain satisfactory during 2011, it is possible that our deposit growth for 2011 may not be maintained at previous levels due to pricing pressure or, in order to generate deposit growth, our pricing may need to be adjusted in a manner that results in increased interest expense on deposits.

OFF-BALANCE-SHEET ARRANGEMENTS

Information regarding Off-Balance-Sheet Arrangements is included in Note 20 and Note 21 of the Notes to Consolidated Financial Statements in Item 8 below.

The following table presents a summary of significant contractual obligations extending beyond one year as of December 31, 2010 and maturing as indicated:

Future Contractual Obligations

As of December 31, 2010:

(in thousands)

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Deposits(1)	$8,865,806	$511,172	$54,398	$2,429	$9,433,805
Term debt	5,000	—	—	245,528	250,528
Junior subordinated debentures(2)	—	—	—	230,061	230,061
Operating leases	14,814	24,705	18,061	24,855	82,435
Other long-term liabilities(3)	2,019	3,501	3,199	35,311	44,030

Total contractual obligations	$8,887,352	$538,663	$74,899	$537,827	$10,038,741

(1)	Deposits with indeterminate maturities, such as demand, savings and money market accounts, are reflected as obligations due in less than one year.
(2)	Represents the issued amount of all junior subordinated debentures.
(3)	Includes maximum payments related to employee benefit plans, assuming all future vesting conditions are met. Additional information about employee benefit plans is provided in Note 19 of the Notes to Consolidated Financial Statements in Item 8 below.

Umpqua Holdings Corporation

The table above does not include interest payments or purchase accounting adjustments related to deposits, term debt or junior subordinated debentures.

As of December 31, 2010, the Company has a liability for unrecognized tax benefits relating to California tax incentives and temporary differences in the amount of $762,000, which includes accrued interest of $172,000. As the Company is not able to estimate the period in which this liability will be paid in the future, this amount is not included in the future contractual obligations table above.

CONCENTRATIONS OF CREDIT RISK

Information regarding Concentrations of Credit Risk is included in Notes 3, 5, and 20 of the Notes to Consolidated Financial Statements.

CAPITAL RESOURCES

Shareholders’ equity at December 31, 2010 was $1.6 billion, an increase of $76.1 million, or 5%, from December 31, 2009. The increase in shareholders’ equity during 2010 was principally due to the $288.1 million in net proceeds from the public stock offering in February 2010, net income of $28.3 million, offset by the redemption of preferred stock under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”) of $214.2 million, repurchase of warrants issued to the United States Department of Treasury (“U.S. Treasury”) for $4.5 million, common stock dividends of $22.0 million, and preferred stock dividends of $3.7 million.

The Federal Reserve Board has in place guidelines for risk-based capital requirements applicable to U.S. banks and bank/financial holding companies. These risk-based capital guidelines take into consideration risk factors, as defined by regulation, associated with various categories of assets, both on and off-balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The guidelines require an 8% total risk-based capital ratio, of which 4% must be Tier I capital. Our consolidated Tier I capital, which consists of shareholders’ equity and qualifying trust-preferred securities, less other comprehensive income, goodwill, other intangible assets, disallowed servicing assets and disallowed deferred tax assets, totaled $1.2 billion at December 31, 2010. Tier II capital components include all, or a portion of, the allowance for loan and lease losses and the portion of trust preferred securities in excess of Tier I statutory limits. The total of Tier I capital plus Tier II capital components is referred to as Total Risk-Based Capital, and was $1.3 billion at December 31, 2010. The percentage ratios, as calculated under the guidelines, were 16.36% and 17.62% for Tier I and Total Risk-Based Capital, respectively, at December 31, 2010. The Tier 1 and Total Risk-Based Capital ratios at December 31, 2009 were 15.91% and 17.16%, respectively.

A minimum leverage ratio is required in addition to the risk-based capital standards and is defined as period-end shareholders’ equity and qualifying trust preferred securities, less other comprehensive income, goodwill and deposit-based intangibles, divided by average assets as adjusted for goodwill and other intangible assets. Although a minimum leverage ratio of 4% is required for the highest-rated financial holding companies that are not undertaking significant expansion programs, the Federal Reserve Board may require a financial holding company to maintain a leverage ratio greater than 4% if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve Board. The Federal Reserve Board uses the leverage and risk-based capital ratios to assess capital adequacy of banks and financial holding companies. Our consolidated leverage ratios at December 31, 2010 and 2009 were 10.56% and 12.79%, respectively. As of December 31, 2010, the most recent notification from the FDIC categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s regulatory capital category.

During the year ended December 31, 2010, the Company made no contributions to the Bank. At December 31, 2010, all three of the capital ratios of the Bank exceeded the minimum ratios required by federal regulation. Management monitors these ratios on a regular basis to ensure that the Bank remains within regulatory guidelines. Further information regarding the actual and required capital ratios is provided in Note 23 of the Notes to Consolidated Financial Statements in Item 8 below.

On August 13, 2009, the Company raised $258.7 million through a public offering by issuing 26,538,461 shares of the Company’s common stock, including 3,461,538 shares pursuant to the underwriters’ over-allotment option, at a share price of $9.75 per share. The net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses were $245.7 million. The net proceeds from the offering qualified as Tier 1 capital and were to be used for general corporate purposes, which included capital to support growth and acquisition opportunities and positioned the Company for redemption of preferred stock and warrants issued to the U.S. Treasury under the CPP. In connection with the public offering, the number of shares of common stock underlying the warrant held by the U.S. Treasury was reduced by 50%, to 1,110,898 shares. In connection with the company’s public offering in February 2010, Umpqua repurchased the preferred stock. See Note 22 of the Notes to the Consolidated Financial Statement in Item 8 below.

On February 3, 2010, the Company raised $303.6 million through a public offering by issuing 8,625,000 shares of the Company’s common stock, including 1,125,000 shares pursuant to the underwriters’ over-allotment option, at a share price of $11.00 per share and 18,975,000 depository shares, including 2,475,000 depository shares pursuant to the underwriter’s over-allotment option, also at a price of $11.00 per share. Fractional interests (1/100th) in each share of the Series B Common Stock Equivalent were represented by the 18,975,000 depositary shares; as a result, each depositary share would convert into one share of common stock. The net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses were $288.1 million. The net proceeds from the offering were used to redeem the preferred stock issued to the United States Department of the Treasury (“U.S. Treasury”) under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”), to fund FDIC-assisted acquisition opportunities and for general corporate purposes.

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

During 2010, Umpqua’s Board of Directors declared a quarterly cash dividend of $0.05 per common share per quarter. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth. We expect that the dividend rate will be reassessed on a quarterly basis by the Board of Directors in accordance with the dividend policy. The payment of cash dividends is subject to regulatory limitations as described under the Supervision and Regulation section of Part I of this report.

There is no assurance that future cash dividends on common shares will be declared or increased. The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the years ended December 31, 2010, 2009 and 2008:

Cash Dividends and Payout Ratios per Common Share

	2010	2009	2008
Dividend declared per common share	$0.20	$0.20	$0.62
Dividend payout ratio	133%	-8%	76%

Umpqua Holdings Corporation

The Company’s share repurchase plan, which was approved by the Board and announced in August 2003, originally authorized the repurchase of up to 1.0 million shares. Prior to 2008, the authorization was amended to increase the repurchase limit to 6.0 million shares. On April 21, 2009, the Board of Directors approved an extension to the expiration date of the common stock repurchase plan to June 30, 2011. As of December 31, 2010, a total of 1.5 million shares remained available for repurchase. The Company repurchased no shares under the repurchase plan in 2010 or 2009. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan. In addition, our stock plans provide that option and award holders may pay for the exercise price and tax withholdings in part or whole by tendering previously held shares.

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

Management utilizes an interest rate simulation model to estimate the sensitivity of net interest income to changes in market interest rates. Such estimates are based upon a number of assumptions for each scenario, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments. Interest rate sensitivity is a function of the repricing characteristics of our interest earnings assets and interest bearing liabilities. These repricing characteristics are the time frames within which the interest bearing assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity during the life of the instruments. Interest rate sensitivity management focuses on the maturity structure of assets and liabilities and their repricing characteristics during periods of changes in market interest rates. Effective interest rate sensitivity management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable timeframe, thereby minimizing the impact of interest rate changes on net interest income. Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities at a point in time that are subject to repricing at various time horizons: immediate to three months, four to twelve months, one to five years, over five years, and on a cumulative basis. The differences are known as interest sensitivity gaps. The table below sets forth interest sensitivity gaps for these different intervals as of December 31, 2010.

Umpqua Holdings Corporation

Interest Sensitivity Gap

(dollars in thousands)

	By Repricing Interval				Non-Rate- Sensitive	Total
	0-3 Months	4-12 Months	1-5 Years	Over 5 Years
ASSETS
Interest bearing deposits	$891,634	$—	$—	$—	$—	$891,634
Temporary Investments	545	—	—	—	—	545
Trading account assets	3,024	—	—	—	—	3,024
Securities available for sale	300,430	666,451	1,419,266	400,118	132,915	2,919,180
Securities held to maturity	2,073	1,569	1,000	119	1	4,762
Total loans and loans held for sale	1,971,725	1,239,800	2,945,943	243,975	119,068	6,520,511
Non-interest earning assets	—	—	—	—	1,329,054	1,329,054

Total assets	3,169,431	1,907,820	4,366,209	644,212	1,581,038	$11,668,710

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	927,224	—	—	—	—	$927,224
Savings and money market deposits	3,817,245	—	—	—	—	3,817,245
Time deposits	811,631	1,692,233	565,164	2,430	1,191	3,072,649
Securities sold under agreements to repurchase	73,759	—	—	—	—	73,759
Term debt	5,009	26	137	245,358	12,230	262,760
Junior subordinated debentures	166,260	—	—	10,465	6,829	183,554
Non-interest bearing liabilities and shareholders’ equity	—	—	—	—	3,331,519	3,331,519

Total liabilities and shareholders’ equity	5,801,128	1,692,259	565,301	258,253	3,351,769	$11,668,710

Interest rate sensitivity gap	(2,631,697)	215,561	3,800,908	385,959	(1,770,731)
Cumulative interest rate sensitivity gap	$(2,631,697)	$(2,416,136)	$1,384,772	$1,770,731	$—

Cumulative gap as a % of earning assets	-25.5%	-23.4%	13.4%	17.1%

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

We utilize an interest rate simulation model to monitor and evaluate the impact of changing interest rates on net interest income. The estimated impact on our net interest income over a time horizon of one year as of December 31, 2010 is indicated in the table below. For the scenarios shown, the interest rate simulation assumes a parallel and sustained shift in market interest rates ratably over a twelve-month period and no change in the composition or size of the balance sheet. For example, the “up 200 basis points” scenario is based on a theoretical increase in market rates of 16.7 basis points per month for twelve months applied to the balance sheet of December 31 for each respective year.

Interest Rate Simulation Impact on Net Interest Income

As of December 31,

(dollars in thousands)

	2010		2009		2008
	Increase (Decrease) in Net Interest Income from Base Scenario	Percentage Change	Decrease in Net Interest Income from Base Scenario	Percentage Change	Increase (Decrease) in Net Interest Income from Base Scenario	Percentage Change
Up 200 basis points	$9,115	2.4%	$(2,118)	-0.6%	$(9,539)	-3.6%
Up 100 basis points	$6,464	1.7%	$(3,033)	-0.9%	$(4,824)	-1.8%
Down 100 basis points	$(12,478)	-3.3%	$(290)	-0.1%	$1,370	0.5%
Down 200 basis points	$(21,512)	-5.7%	$(7,609)	-2.2%	$(2,304)	-0.9%

At December 31, 2008, we believe our balance sheet was in a “liability-sensitive” position, as the repricing characteristics were such that an increase in market interest rates would have a negative effect on net interest income and a decrease in market interest rates would have positive effect on net interest income. At December 31, 2009, we were “liability-sensitive” in an increased market interest rate scenario, and “asset-sensitive” in a decreased interest rate scenario. At December 31, 2010, we were “asset-sensitive.” Some of the assumptions made in the simulation model may not materialize and unanticipated events and circumstances will occur. In addition, the simulation model does not take into account any future actions which we could undertake to mitigate an adverse impact due to changes in interest rates from those expected, in the actual level of market interest rates or competitive influences on our deposit base.

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

The table below illustrates the effects of various market interest rate changes on the fair values of financial assets and liabilities (excluding mortgage servicing rights) as compared to the corresponding carrying values and fair values:

Interest Rate Simulation Impact on Fair Value of Financial Assets and Liabilities

As of December 31,

(dollars in thousands)

	2010		2009
	Decrease in Estimated Fair Value of Equity	Percentage Change	Increase (Decrease) in Estimated Fair Value of Equity	Percentage Change
Up 200 basis points	$(114,667)	-5.0%	$(93,095)	-4.3%
Up 100 basis points	$(59,857)	-2.6%	$(49,027)	-2.3%
Down 100 basis points	$(55,141)	-2.4%	$19,874	0.9%
Down 200 basis points	$(126,830)	-5.5%	$6,007	0.3%

Consistent with the results in the interest rate simulation impact on net interest income, our overall sensitivity to market interest rate changes as of December 31, 2010 has increased compared to December 31, 2009.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Umpqua Holdings Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Umpqua Holdings Corporation and Subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Umpqua Holdings Corporation and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Umpqua Holdings Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Moss Adams LLP

Portland, Oregon

February 17, 2011

Umpqua Holdings Corporation

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2010 and 2009

(in thousands, except shares)

	December 31, 2010	December 31, 2009
ASSETS
Cash and due from banks	$111,946	$113,353
Interest bearing deposits	891,634	491,462
Temporary investments	545	598

Total cash and cash equivalents	1,004,125	605,413
Investment securities
Trading, at fair value	3,024	2,273
Available for sale, at fair value	2,919,180	1,795,616
Held to maturity, at amortized cost	4,762	6,061
Loans held for sale	75,626	33,715
Non-covered loans and leases	5,658,987	5,999,267
Allowance for loan and lease losses	(101,921)	(107,657)

Net non-covered loans and leases	5,557,066	5,891,610
Covered loans and leases, net	785,898	—
Restricted equity securities	34,475	15,211
Premises and equipment, net	136,599	103,266
Goodwill and other intangible assets, net	681,969	639,634
Mortgage servicing rights, at fair value	14,454	12,625
Non-covered other real estate owned	32,791	24,566
Covered other real estate owned	29,863	—
FDIC indemnification asset	146,413	—
Other assets	242,465	251,382

Total assets	$11,668,710	$9,381,372

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$1,616,687	$1,398,332
Interest bearing	7,817,118	6,042,102

Total deposits	9,433,805	7,440,434
Securities sold under agreements to repurchase	73,759	45,180
Term debt	262,760	76,274
Junior subordinated debentures, at fair value	80,688	85,666
Junior subordinated debentures, at amortized cost	102,866	103,188
Other liabilities	72,258	64,113

Total liabilities	10,026,136	7,814,855

COMMITMENTS AND CONTINGENCIES (NOTE 20)

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 4,000,000 shares authorized; Series A (liquidation preference $1,000 per share) issued and outstanding: none in 2010 and 214,181 in 2009	—	204,335
Common stock, no par value, 200,000,000 shares authorized; issued and outstanding: 114,536,814 in 2010 and 86,785,588 in 2009	1,540,928	1,253,288
Retained earnings	76,701	83,939
Accumulated other comprehensive income	24,945	24,955

Total shareholders’ equity	1,642,574	1,566,517

Total liabilities and shareholders’ equity	$11,668,710	$9,381,372

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2010, 2009 and 2008

(in thousands, except per share amounts)

	2010	2009	2008
INTEREST INCOME
Interest and fees on loans	$410,132	$355,195	$393,927
Interest and dividends on investment securities
Taxable	67,388	60,195	41,189
Exempt from federal income tax	8,839	7,794	6,653
Dividends	14	22	334
Interest on temporary investments and interest bearing deposits	2,223	526	443

Total interest income	488,596	423,732	442,546

INTEREST EXPENSE
Interest on deposits	76,241	88,742	129,370
Interest on securities sold under agreements to repurchase and federal funds purchased	517	680	2,220
Interest on term debt	9,229	4,576	6,994
Interest on junior subordinated debentures	7,825	9,026	13,655

Total interest expense	93,812	103,024	152,239

Net interest income	394,784	320,708	290,307
PROVISION FOR NON-COVERED LOAN AND LEASE LOSSES	113,668	209,124	107,678
PROVISION FOR COVERED LOAN AND LEASE LOSSES	5,151	—	—

Net interest income after provision for loan and lease losses	275,965	111,584	182,629

NON-INTEREST INCOME
Service charges on deposit accounts	34,874	32,957	34,775
Brokerage commissions and fees	11,661	7,597	8,948
Mortgage banking revenue, net	21,214	18,688	2,436
Gain (loss) on investment securities, net
Gain on sale of investment securities, net	2,326	8,896	5,529
Total other-than-temporary impairment losses	(93)	(12,556)	(4,180)
Portion of other-than-temporary impairment losses (transferred from) recognized in other comprehensive income	(321)	1,983	—

Total gain (loss) on investment securities, net	1,912	(1,677)	1,349
Gain on junior subordinated debentures carried at fair value	4,980	6,482	38,903
Bargain purchase gain on acquisition	6,437	—	—
Change in FDIC indemnification asset	(16,445)	—	—
Proceeds from Visa mandatory partial redemption	—	—	12,633
Other income	11,271	9,469	8,074

Total non-interest income	75,904	73,516	107,118

NON-INTEREST EXPENSE
Salaries and employee benefits	162,875	126,850	114,600
Net occupancy and equipment	45,940	39,673	37,047
Communications	10,464	7,671	7,063
Marketing	6,225	4,529	4,573
Services	22,576	21,918	18,792
Supplies	3,998	3,257	2,908
FDIC assessments	15,095	15,825	5,182
Net loss on other real estate owned	5,925	23,204	8,313
Intangible amortization and impairment	5,389	6,165	5,857
Goodwill impairment	—	111,952	982
Merger related expenses	6,675	273	—
Visa litigation	—	—	(5,183)
Other expenses	32,576	18,086	16,436

Total non-interest expense	317,738	379,403	216,570

Income (loss) before provision for (benefit from) income taxes	34,131	(194,303)	73,177
Provision for (benefit from) income taxes	5,805	(40,937)	22,133

Net income (loss)	$28,326	$(153,366)	$51,044

Umpqua Holdings Corporation

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

For the Years Ended December 31, 2010, 2009 and 2008

(in thousands, except per share amounts)

	2010	2009	2008
Net income (loss)	$28,326	$(153,366)	$51,044
Preferred stock dividends	12,192	12,866	1,620
Dividends and undistributed earnings allocated to participating securities	67	30	154

Net earnings (loss) available to common shareholders	$16,067	$(166,262)	$49,270

Earnings (loss) per common share:
Basic	$0.15	$(2.36)	$0.82
Diluted	$0.15	$(2.36)	$0.82

Weighted average number of common shares outstanding:
Basic	107,922	70,399	60,084
Diluted	108,153	70,399	60,424

See notes to consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2010, 2009 and 2008

(in thousands, except shares)

	Preferred Stock	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
		Shares	Amount
BALANCE AT JANUARY 1, 2008	$—	59,980,161	$988,780	$251,545	$(387)	$1,239,938
Net income				51,044		51,044
Other comprehensive income, net of tax					14,459	14,459

Comprehensive income						$65,503

Stock-based compensation			3,893			3,893
Stock repurchased and retired		(8,199)	(129)			(129)
Issuances of common stock under stock plans and related tax benefit		174,438	1,022			1,022
Issuance of preferred stock to U.S. Treasury	201,927					201,927
Issuance of warrants to U.S. Treasury			12,254			12,254
Amortization of discount on preferred stock	251			(251)		—
Cash dividends on common stock ($0.62 per share)				(37,400)		(37,400)

Balance at December 31, 2008	$202,178	60,146,400	$1,005,820	$264,938	$14,072	$1,487,008

BALANCE AT JANUARY 1, 2009	$202,178	60,146,400	$1,005,820	$264,938	$14,072	$1,487,008
Net loss				(153,366)		(153,366)
Other comprehensive income, net of tax					10,883	10,883

Comprehensive loss						$(142,483)

Issuance of common stock		26,538,461	245,697			245,697
Stock-based compensation			2,188			2,188
Stock repurchased and retired		(19,516)	(174)			(174)
Issuances of common stock under stock plans and related net tax deficiencies		120,243	(243)			(243)
Amortization of discount on preferred stock	2,157			(2,157)		—
Dividends declared on preferred stock				(10,739)		(10,739)
Cash dividends on common stock ($0.20 per share)				(14,737)		(14,737)

Balance at December 31, 2009	$204,335	86,785,588	$1,253,288	$83,939	$24,955	$1,566,517

BALANCE AT JANUARY 1, 2010	$204,335	86,785,588	$1,253,288	$83,939	$24,955	$1,566,517
Net income				28,326		28,326
Other comprehensive (loss) income, net of tax					(10)	(10)

Comprehensive income						$28,316

Issuance of common stock		8,625,000	89,786			89,786
Stock-based compensation			3,505			3,505
Stock repurchased and retired		(22,541)	(284)			(284)
Issuances of common stock under stock plans and related net tax benefit		173,767	844			844
Redemption of preferred stock issued to U.S. Treasury	(214,181)					(214,181)
Issuance of preferred stock	198,289					198,289
Conversion of preferred stock to common stock	(198,289)	18,975,000	198,289			—
Amortization of discount on preferred stock	9,846			(9,846)		—
Dividends declared on preferred stock				(3,686)		(3,686)
Repurchase of warrants issued to U.S. Treasury			(4,500)			(4,500)
Cash dividends on common stock ($0.20 per share)				(22,032)		(22,032)

Balance at December 31, 2010	$—	114,536,814	$1,540,928	$76,701	$24,945	$1,642,574

See notes to consolidated financial statements

Umpqua Holdings Corporation

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2010, 2009 and 2008

(in thousands)

	2010	2009	2008

Net income (loss)	$28,326	$(153,366)	$51,044

Available for sale securities:
Unrealized gains arising during the year	1,305	23,888	33,950
Reclassification adjustment for gains realized in net income (net of tax expense of $930, $3,431, and $2,156 in 2010, 2009, and 2008, respectively)	(1,396)	(5,147)	(3,234)
Income tax expense related to unrealized gains	(522)	(9,555)	(13,580)

Net change in unrealized gains	(613)	9,186	17,136

Held to maturity securities:
Unrealized losses on investment securities available for sale transferred to investment securities held to maturity (net of tax benefit of $2,988 in 2008)	—	—	(4,482)
Reclassification adjustment for impairments realized in net income (net of tax benefit of $1,716 and $1,146 in 2009 and 2008, respectively)	—	2,574	1,718
Amortization of unrealized losses on investment securities transferred to held to maturity (net of tax benefit of $70 and $58 for 2009 and 2008, respectively)	—	103	87

Net change in unrealized losses on investment securities transferred to held to maturity	—	2,677	(2,677)

Unrealized gain (losses) related to factors other than credit (net of tax benefit of $150 and tax expense of $1,080 in 2010 and 2009, respectively)	225	(1,620)	—
Reclassification adjustment for impairments realized in net income (net of tax benefit of $137 and $307 in 2010 and 2009, respectively)	205	460	—
Accretion of unrealized losses related to factors other than credit to investment securities held to maturity (net of tax benefit of $115 and $120 in 2010 and 2009, respectively)	173	180	—

Net change in unrealized losses related to factors other than credit	603	(980)	—

Other comprehensive (loss) income, net of tax	(10)	10,883	14,459

Comprehensive income (loss)	$28,316	$(142,483)	$65,503

See notes to consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2010, 2009 and 2008

(in thousands)

	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$28,326	$(153,366)	$51,044
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Restricted equity securities stock dividends	—	—	(198)
Deferred income tax expense (benefit)	4,393	(18,360)	9,889
Amortization of investment premiums, net	20,464	9,301	1,898
Gain on sale of investment securities, net	(2,326)	(8,896)	(5,529)
Other-than-temporary impairment on investment securities available for sale	—	239	139
Other-than-temporary impairment on investment securities held to maturity	414	10,334	4,041
Loss on sale of non-covered other real estate owned	4,023	10,957	3,229
Gain on sale of covered other real estate owned	(4,113)	—	—
Valuation adjustment on non-covered other real estate owned	4,074	12,247	5,084
Valuation adjustment on covered other real estate owned	1,941	—	—
Provision for non-covered loan and lease losses	113,668	209,124	107,678
Provision for covered loan and lease losses	5,151	—	—
Bargain purchase gain on acquisition	(6,437)	—	—
Change in FDIC indemnification asset	16,445	—	—
Depreciation, amortization and accretion	9,199	11,649	7,085
Goodwill impairment	—	111,952	982
Increase in mortgage servicing rights	(5,645)	(7,570)	(2,694)
Change in mortgage servicing rights carried at fair value	3,878	3,150	4,577
Change in junior subordinated debentures carried at fair value	(4,978)	(6,854)	(39,166)
Stock-based compensation	3,505	2,188	3,893
Net (increase) decrease in trading account assets	(751)	(286)	850
Gain on sale of loans	(10,923)	(6,649)	(790)
Origination of loans held for sale	(702,449)	(682,535)	(250,439)
Proceeds from sales of loans held for sale	670,872	677,598	241,481
Excess tax benefits from the exercise of stock options	(7)	(1)	(5)
Change in other assets and liabilities
Net decrease (increase) in other assets	47,011	(72,570)	18,032
Net increase (decrease) in other liabilities	2,914	(8,426)	(14,535)

Net cash provided by operating activities	198,649	93,226	146,546

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(1,498,224)	(1,002,490)	(811,868)
Proceeds from investment securities available for sale	408,670	464,376	635,883
Proceeds from investment securities held to maturity	1,675	2,282	1,705
Purchases of restricted equity securities	—	—	(4,415)
Redemption of restricted equity securities	472	1,280	3,395
Net non-covered loan and lease paydowns (originations)	146,252	(121,257)	(230,098)
Net covered loan and lease paydowns	119,941	—	—
Proceeds from sales of loans	38,744	12,519	22,952
Proceeds from disposals of furniture and equipment	1,237	270	357
Purchases of premises and equipment	(47,559)	(11,239)	(10,737)
Net proceeds from FDIC indemnification asset	48,443	—	—
Proceeds from sales of non-covered other real estate owned	25,124	26,167	15,319
Proceeds from sales of covered other real estate owned	14,598	—	—
Proceeds from sale of acquired insurance portfolio	5,150	—	—
Cash acquired in merger, net of cash consideration paid	179,046	178,905	—

Net cash used by investing activities	(556,431)	(449,187)	(377,507)

Umpqua Holdings Corporation

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

For the Years Ended December 31, 2010, 2009 and 2008

(in thousands)

	2010	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit liabilities	$847,895	$667,610	$(437)
Net decrease in federal funds purchased	—	—	(69,500)
Net increase (decrease) in securities sold under agreements to repurchase	28,579	(2,408)	11,294
Proceeds from term debt borrowings	—	—	345,000
Repayment of term debt	(165,789)	(130,191)	(212,284)
Proceeds from issuance of preferred stock	198,289	—	201,927
Redemption of preferred stock	(214,181)	—	—
Proceeds from issuance of warrants	—	—	12,254
Repurchase of warrants issued to U.S. Treasury	(4,500)	—	—
Net proceeds from issuance of common stock	89,786	245,697	—
Dividends paid on preferred stock	(3,686)	(10,739)	—
Dividends paid on common stock	(20,626)	(13,399)	(45,796)
Excess tax benefits from the exercise of stock options	7	1	5
Proceeds from stock options exercised	1,004	301	1,233
Retirement of common stock	(284)	(174)	(129)

Net cash provided by financing activities	756,494	756,698	243,567

Net increase in cash and cash equivalents	398,712	400,737	12,606
Cash and cash equivalents, beginning of year	605,413	204,676	192,070

Cash and cash equivalents, end of year	$1,004,125	$605,413	$204,676

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$99,556	$106,541	$156,686
Income taxes	$285	$48	$6,092

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gains on investment securities available for sale, net of taxes	$(613)	$9,186	$17,136
Change in unrealized loss on investment securities transferred to held to maturity, net of taxes	$—	$2,677	$(2,677)
Change in unrealized losses on investment securities held to maturity related to factors other than credit, net of taxes	$603	$(980)	$—
Cash dividend declared on common and preferred stock and payable after period-end	$5,745	$4,346	$3,016
Transfer of investment securities available for sale to held to maturity	$—	$—	$12,580
Transfer of non-covered loans to non-covered other real estate owned	$41,491	$50,914	$44,587
Transfer of covered loans to covered other real estate owned	$15,350	$—	$—
Conversion of preferred stock to common stock	$198,289	$—	$—
Receivable from sales of noncovered other real estate owned and loans	$45	$4,875	$—
Acquisitions:
Assets acquired	$1,512,048	$4,978	$—
Liabilities assumed	$1,505,611	$183,883	$—

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008

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

Basis of Financial Statement Presentation—The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with prevailing practices within the banking and securities industries. In preparing such financial statements, management is required to make certain estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses for the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses, the valuation of mortgage servicing rights, the fair value of junior subordinated debentures, the valuation of covered loans and the FDIC indemnification asset, and the valuation of goodwill and other intangible assets.

Consolidation—The accompanying consolidated financial statements include the accounts of the Company, the Bank and Umpqua Investments. All significant intercompany balances and transactions have been eliminated in consolidation. As of December 31, 2010, the Company had 14 wholly-owned trusts (“Trusts”) that were formed to issue trust preferred securities and related common securities of the Trusts. The Company has not consolidated the accounts of the Trusts in its consolidated financial statements in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 810, Consolidation. As a result, the junior subordinated debentures issued by the Company to the Trusts are reflected on the Company’s consolidated balance sheet as junior subordinated debentures.

Subsequent events—The Company has evaluated events and transactions subsequent to December 31, 2010 for potential recognition or disclosure.

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

Umpqua Holdings Corporation and Subsidiaries

Prior to the second quarter of 2009, the Company would assess an other-than-temporary impairment (“OTTI”) or permanent impairment based on the nature of the decline and whether the Company has the ability and intent to hold the investments until a market price recovery. If the Company determined a security to be other-than-temporarily or permanently impaired, the full amount of impairment would be recognized through earnings in its entirety. New guidance related to the recognition and presentation of OTTI of debt securities became effective in the second quarter of 2009. Rather than asserting whether a Company has the ability and intent to hold an investment until a market price recovery, a Company must consider whether it intends to sell a security or if it is likely that they would be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity. For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the amount recorded in OCI increases the carrying value of the investment and does not affect earnings. If there is an indication of additional credit losses the security is re-evaluated according to the procedures described above. OTTI losses totaling $414,000, $10.6 million, and $4.2 million were recognized through earnings in the years ended December 31, 2010, 2009 and 2008, respectively, within total gain (loss) on investment securities, net.

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

Non-Covered Loans—Loans are stated at the amount of unpaid principal, net of unearned income and any deferred fees or costs. All discounts and premiums are recognized over the estimated life of the loan as yield adjustments. This estimated life is adjusted for prepayments.

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

Covered Loans—Loans acquired in a FDIC-assisted acquisition that are subject to a loss-share agreement are referred to as “covered loans” and reported separately in our consolidated balance sheets. Covered loans are reported exclusive of the expected cash flow reimbursements expected from the FDIC. Acquired loans are aggregated into pools based on individually evaluated common risk characteristics and aggregate expected cash flows were estimated for each pool. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. The Company aggregated all of the loans acquired in the FDIC-assisted acquisitions into different pools based on common risk characteristics such as risk rating, underlying collateral, type of interest rate (fixed or adjustable), types of amortization, and other similar factors. A loan will be removed from a pool of loans only if the loan is sold, foreclosed, assets are received in full satisfaction of the loan, and will be removed from the pool at its carrying value. If an individual loan is removed from a pool of loans, the difference between its relative carrying amount and its cash, fair value of the collateral, or other assets received will be recognized in income immediately as interest income on loans and would not affect the effective yield used to recognize the accretable yield on the remaining pool. Loans originally placed into a performing pool are not be reported individually as 30-89 days past due, non-performing (90+ days past due or nonaccrual), or accounted for as a troubled debt restructuring as the pool is the unit of accounting. Rather, these metrics related to the underlying loans within a performing pool will be considered in our ongoing assessment and estimates of future cash flows. If, at acquisition, the loans are collateral dependent and acquired primarily for the rewards of ownership of the underlying collateral, or if cash flows expected to be collected cannot be reasonably estimated, accrual of income is inappropriate. Such loans will be placed into nonperforming (nonaccrual) loan pools quarterly.

The cash flows expected to be received over the life of the pool were estimated by management with the assistance of a third party valuation specialist. These cash flows were input into a ASC 310-30 compliant loan accounting system which calculates the carrying values of the pools and underlying loans, book yields, effective interest income and impairment, if any, based on actual and projected events. Default rates, loss severity, and prepayment speeds assumptions will be periodically reassessed and updated within the accounting system to update our expectation of future cash flows. The excess of the cash flows expected to be collected over a pool’s carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the loan or pool using the effective yield method. The accretable yield may change due to changes in the timing and amounts of expected cash flows. Changes in the accretable yield are disclosed quarterly.

The excess of the undiscounted contractual balances due over the cash flows expected to be collected is considered to be the nonaccretable difference. The nonaccretable difference represents our estimate of the credit losses expected to occur and was considered in determining the fair value of the loans as of the acquisition date. Subsequent to the acquisition date, any increases in expected cash flows over those expected at purchase date in excess of fair value are adjusted through an increase to the accretable yield on a prospective basis. Any subsequent decreases in expected cash flows over those expected at the purchase date are recognized by recording a provision for covered loan losses.

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

The covered loan portfolio also includes revolving lines of credit with funded and unfunded commitments. Funds advanced at the time of acquisition are accounted for under FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Any additional advances on these loans subsequent to the acquisition date are not accounted for under ASC 310-30.

FDIC Indemnification Asset—The Company has elected to account for amounts receivable under the loss-share agreement as an indemnification asset in accordance with FASB ASC 805, Business Combinations. The FDIC indemnification asset is initially recorded at fair value, based on the discounted value of expected future cash flows under the loss-share agreement. The difference between the present value and the undiscounted cash flows the Company expects to collect from the FDIC will be accreted or amortized into non-interest income over the life of the FDIC indemnification asset.

Subsequent to initial recognition, the FDIC indemnification asset is reviewed quarterly and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of the covered portfolio. These adjustments are measured on the same basis as the related covered loans, at a pool level, and covered other real estate owned. Generally, any increases in cash flow of the covered assets over those previously expected will result in prospective increases in the loan pool yield and amortization of the FDIC indemnification asset. Any decreases in cash flow of the covered assets under those previously expected will trigger impairments on the underlying loan pools and will result in a corresponding gain of the

Umpqua Holdings Corporation and Subsidiaries

FDIC indemnification asset. Increases and decreases to the FDIC indemnification asset are recorded as adjustments to non-interest income. The resulting carrying value of the indemnification asset represents the present value of amounts recoverable from the FDIC for future expected losses and the amounts due from the FDIC for claims related to covered losses.

Income Recognition on Non-Covered, Non-Accrual and Impaired Loans—Non-covered loans, including impaired non-covered loans, are classified as non-accrual if the collection of principal and interest is doubtful. Generally, this occurs when a non-covered loan is past due as to maturity or payment of principal or interest by 90 days or more, unless such non-covered loans are well-secured and in the process of collection. Generally, if a non-covered loan or portion thereof is partially charged-off, the non-covered loan is considered impaired and classified as non-accrual. Non-covered loans that are less than 90 days past due may also be classified as non-accrual if repayment in full of principal and/or interest is in doubt.

When a non-covered loan is classified as non-accrual, all uncollected accrued interest is reversed to interest income and the accrual of interest income is terminated. Generally, any cash payments are applied as a reduction of principal outstanding. In cases where the future collectability of the principal balance in full is expected, interest income may be recognized on a cash basis. A non-covered loan may be restored to accrual status when the borrower’s financial condition improves so that full collection of future contractual payments is considered likely. For those non-covered loans placed on non-accrual status due to payment delinquency, this will generally not occur until the borrower demonstrates repayment ability over a period of not less than six months.

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

The decision to classify a non-covered loan as impaired is made by the Bank’s Allowance for Loan and Lease Losses (“ALLL”) Committee. The ALLL Committee meets regularly to review the status of all problem and potential problem loans. If the ALLL Committee concludes a loan is impaired but recovery of the full principal and interest is expected, an impaired loan may remain on accrual status.

Allowance for Loan and Lease Losses— The Bank performs regular credit reviews of the loan and lease portfolio to determine the credit quality of the portfolio and the adherence to underwriting standards. When loans and leases are originated, they are assigned a risk rating that is reassessed periodically during the term of the loan through the credit review process. The Company’s risk rating methodology assigns risk ratings ranging from 1 to 10, where a higher rating represents higher risk. The 10 risk rating categories are a primary factor in determining an appropriate amount for the allowance for loan and lease losses. The Bank has a management ALLL Committee, which is responsible for, among other things, regularly reviewing the ALLL methodology, including loss factors, and ensuring that it is designed and applied in accordance with generally accepted accounting principles. The ALLL Committee reviews and approves loans and leases recommended for impaired status. The ALLL Committee also approves removing loans and leases from impaired status. The Bank’s Audit and Compliance Committee provides board oversight of the ALLL process and reviews and approves the ALLL methodology on a quarterly basis.

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

The Bank may also maintain an unallocated allowance amount to provide for other credit losses inherent in a loan and lease portfolio that may not have been contemplated in the credit loss factors. This unallocated amount generally comprises less than 10% of the allowance, but may be maintained at higher levels during times of economic conditions characterized by falling real estate values. The unallocated amount is reviewed periodically based on trends in credit losses, the results of credit reviews and overall economic trends.

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

Management believes that the ALLL was adequate as of December 31, 2010. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 82% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses. The U.S. recession, the housing market downturn, and declining real estate values in our markets have negatively impacted aspects of our residential development, commercial real estate, commercial construction and commercial loan portfolios, and have led to an increase in non-performing loans, charge-offs, and the allowance for loan and lease losses. A continued deterioration or prolonged delay in economic recovery in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan and lease losses.

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

Restricted Equity Securities—Restricted equity securities were $34.5 million and $15.2 million at December 31, 2010 and 2009, respectively. Federal Home Loan Bank stock amounted to $33.2 million and $14.3 million of the total restricted securities as of December 31, 2010 and 2009, respectively. Federal Home Loan Bank stock represents the Bank’s investment in the

Umpqua Holdings Corporation and Subsidiaries

Federal Home Loan Banks of Seattle and San Francisco (“FHLB”) stock and is carried at par value, which reasonably approximates its fair value. Management periodically evaluates FHLB stock for other-than-temporary or permanent impairment. Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB.

As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2010, the Bank’s minimum required investment in FHLB stock was $7.6 million. The Bank may request redemption at par value of any stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB. The remaining restricted equity securities balance primarily represents an investment in Pacific Coast Bankers’ Bancshares stock.

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

Retained mortgage servicing rights are measured at fair value as of the date of sale. We use quoted market prices when available. Subsequent fair value measurements are determined using a discounted cash flow model. In order to determine the fair value of the MSR, the present value of expected future cash flows is estimated. Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income. This model is periodically validated by an independent external model validation group. The model assumptions and the MSR fair value estimates are also compared to observable trades of similar portfolios as well as to MSR broker valuations and industry surveys, as available. Key assumptions used in measuring the fair value of MSR as of December 31, 2010 were as follows:

	2010	2009	2008
Constant prepayment rate	18.54%	18.35%	13.69%
Discount rate	8.62%	8.70%	8.85%
Weighted average life (years)	4.5	4.5	5.0

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

SBA/USDA Loans Sales and Servicing—The Bank, on a limited basis, sells or transfers loans, including the guaranteed portion of Small Business Administration (“SBA”) and Department of Agriculture (“USDA”) loans (with servicing retained) for cash proceeds equal to the principal amount of loans, as adjusted to yield interest to the investor based upon the current market rates. The Bank records an asset representing the right to service loans for others when it sells a loan and retains the servicing rights. The carrying value of loans is allocated between the loan and the servicing rights, based on their relative fair values. The fair value of servicing rights is estimated by discounting estimated future cash flows from servicing using discount rates that approximate current market rates and using estimated prepayment rates. The servicing rights are carried at the lower of cost or market and are amortized in proportion to, and over the period of, the estimated net servicing income, assuming prepayments.

For purposes of evaluating and measuring impairment, servicing rights are based on a discounted cash flow methodology, current prepayment speeds and market discount rates. Any impairment is measured as the amount by which the carrying value of servicing rights for a stratum exceeds its fair value. The carrying value of SBA/USDA servicing rights at December 31, 2010 and 2009 were $721,000 and $728,000, respectively. No impairment charges were recorded for the years ended December 31, 2010, 2009 or 2008 related to SBA/USDA servicing assets.

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

Non-Covered Other Real Estate Owned—Non-covered other real estate owned (“non-covered OREO”) represents real estate which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned is recorded at the lower of the carrying amount of the loan or fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new

Umpqua Holdings Corporation and Subsidiaries

cost basis or fair value, net of estimated costs to sell. Subsequent valuation adjustments are recognized within net loss on non-covered OREO. Revenue and expenses from operations and subsequent adjustments to the carrying amount of the property are included in other non-interest expense in the Consolidated Statements of Operations.

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

Covered Other Real Estate Owned—All OREO acquired in FDIC-assisted acquisitions that are subject to a FDIC loss-share agreement are referred to as “covered OREO” and reported separately in our statements of financial position. Covered OREO is reported exclusive of expected reimbursement cash flows from the FDIC. Foreclosed covered loan collateral is transferred into covered OREO at the collateral’s net realizable value, less selling costs.

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

Operating Segments—Public enterprises are required to report certain information about their operating segments in a complete set of financial statements to shareholders. They are also required to report certain enterprise-wide information about the Company’s products and services, its activities in different geographic areas, and its reliance on major customers. The basis for determining the Company’s operating segments is the manner in which management operates the business. Management has identified three primary business segments, Community Banking, Retail Brokerage and Mortgage Banking.

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

The Company’s 2003 Stock Incentive Plan provides for granting of stock options and restricted stock awards. Stock options and restricted stock awards generally vest ratably over 5 years and are recognized as expense over that same period of time.

The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model using assumptions noted in the following table. Expected volatility is based on the historical volatility of the price of the Company’s common stock. The Company uses historical data to estimate option exercise and stock option forfeiture rates within the valuation model. The expected term of options granted is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules, and represents the period of time that options granted are expected to be outstanding. The expected dividend yield is based on dividend trends and the market value of the Company’s common stock at the time of grant. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant corresponding to the estimated expected term of the options granted. The following weighted average assumptions were used to determine the fair value of stock option grants as of the grant date to determine compensation cost for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Dividend yield	2.72%	2.23%	4.39%
Expected life (years)	7.1	7.3	7.3
Expected volatility	52%	46%	34%
Risk-free rate	2.69%	2.18%	3.29%
Weighted average grant date fair value of options granted	$5.24	$3.65	$3.32

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

All earnings per common share amounts for 2008 have been retrospectively adjusted to conform to the revised provisions of FASB ASC 260. The impact of the revised provisions had no effect for the year ended December 31, 2008.

Advertising expenses—Advertising costs are generally expensed as incurred.

Umpqua Holdings Corporation and Subsidiaries

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

Recently Issued Accounting Pronouncements—In December 2009, FASB issued ASU No. 2009-17, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets. This update codifed SFAS No. 166, Accounting for Transfers of Financial Assets—an Amendment of FASB Statement No. 140, which was previously issued by FASB in June 2009 but was not included in the original codification. ASU 2009-17 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This statement is effective for annual reporting periods beginning after November 15, 2009, and for interim periods therein. This standard will primarily impact the Company’s accounting and reporting of transfers representing a portion of a financial asset for which the Company has a continuing involvement, generally known as loan participations. In order to recognize the transfer of a portion of a financial asset as a sale, the transferred portion and any portion that continues to be held by the transferor must represent a participating interest, and the transfer of the participating interest must meet the conditions for surrender of control. To qualify as a participating interest (i) the portions of a financial asset must represent a proportionate ownership interest in an entire financial asset, (ii) from the date of transfer, all cash flows received from the entire financial asset must be divided proportionately among the participating interest holders in an amount equal to their share of ownership, (iii) involve no recourse (other than standard representation and warranties) to, or subordination by, any participating interest holder, and (iv) no party has the right to pledge or exchange the entire financial asset. If the participating interest or surrender of control criteria are not met the transfer is not accounted for as a sale and derecognition of the asset is not appropriate. Rather the transaction is accounted for as a secured borrowing arrangement. The impact of certain participations being reported as secured borrowings rather than derecognizing a portion of a financial asset would increase total assets (loans), liabilities (term debt) and their respective interest income and expense. An increase in total assets also increases regulatory risk-weighted assets and could negatively impact our capital ratios. The Company reviews our participation agreements to ensure new originations meet the criteria to allow for sale accounting in order to limit the impact upon our financial statements. The terms contained in certain participation and loan sale agreements, however, are outside the control of the Company. These arrangements largely relate to Small Business Administration (“SBA”) loan sales. These sales agreements contain recourse provisions (generally 90 days) that will initially preclude sale accounting. However, once the recourse provision expires, transfers of portions of financial assets may be reevaluated to determine if they meet the participating interest definition. As a result, we expect to report SBA and potentially certain other transfers of financial assets as secured borrowings which will defer the gain of sale on these transactions, at least until the recourse provision expires, assuming all other sales criteria for each transaction are met. The Company does not believe it has or will have a significant amount of participations subject to recourse provisions or other features that would preclude derecognition of the assets transferred. The adoption of ASU No. 2009-17 did not materially impact the Company’s consolidated financial statements.

In December 2009, FASB issued ASU No. 2009-18, Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This update codifed SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which was previously issued by FASB in June 2009 but was not included in the original codification. ASU 2009-18 eliminates FASB Interpretations 46(R) (“FIN 46(R)”) exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity (“VIE”). Under the revised guidance, the primary beneficiary of a VIE (party who must consolidate the VIE) is the enterprise that has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE, or the right to receive benefits of the VIE that could potentially be significant to the VIE. ASU 2009-18 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying FIN 46(R) provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. This statement requires additional disclosures regarding an entity’s involvement in a variable interest entity. This statement is effective for annual reporting periods beginning after November 15, 2009, and for interim periods therein. The Company has evaluated the impact of this guidance in regards to our involvement with variable interest entities. This guidance potentially impacts the accounting for our limited partnership equity investments in affordable housing development funds and real estate investment funds. In regards to affordable housing investments, the primary activities that most significantly impacts the VIE’s economic performance include leasing rental units at appropriate rent rates in compliance with low income housing restrictions and requirements, operating the rental property thereby generating income/loss from the partnership operations, and protecting the low income housing tax credits from recapture. As a limited partner, the Company generally does not participate in the control of the partnerships’ business, our involvement is limited to providing a stated amount of financial support (commitment or subscription) as stated within contractual agreements, and the primary purpose of the investment is to receive the tax attributes (tax credits) of the partnership. The general partner, which generally are a developer or non-profit organization, exercise the day-to-day control and management of the partnerships that most significantly impacts the VIE’s economic performance. In regards to the real estate investment funds, the primary activities that most significantly impacts the VIE’s economic performance include the development, financing, and leasing of real estate related properties, and ultimately finding a profitable exit from such investments. The Company’s involvement in these funds are a limited partners minority interest. According to the terms of the partnerships, the general partners have exclusive control to manage the enterprise and power to direct activities that impact the VIE’s economic performance. The impact of adoption did not result in the Company consolidating or deconsolidating any variable interest entities as accounted for under previous guidance and, therefore, did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. FASB ASU No. 2010-06 requires (i) fair value disclosures by each class of assets and liabilities (generally a subset within a line item as presented in the statement of financial position) rather than major category, (ii) for items measured at fair value on a recurring basis, the amounts of significant transfers between Levels 1 and 2, and transfers into and out of Level 3, and the reasons for those transfers, including separate discussion related to the transfers into each level apart from transfers out of each level, and (iii) gross presentation of the amounts of purchases, sales, issuances, and settlements in the Level 3 recurring measurement reconciliation. Additionally, the ASU clarified that a description of the valuation techniques(s) and inputs used to measure fair values is required for both recurring and nonrecurring fair value measurements. Also, if a valuation technique has changed, entities should disclose that change and the reason for the change. Disclosures other than the gross presentation changes in the Level 3 reconciliation were effective for the first reporting period beginning after December 15, 2009. The requirement to present the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis will be effective for fiscal years beginning after December 15, 2010. The Company is currently evaluating the impact of adoption of FASB ASU No. 2010-06. We do not expect the adoption of this ASU will have a material impact on the Company’s consolidated financial statements.

Umpqua Holdings Corporation and Subsidiaries

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855)—Amendments to Certain Recognition and disclosure Requirements. This ASU eliminated the requirement for to disclose the date through which a Company has evaluated subsequent events and refines the scope of the disclosure requirements for reissued financial statements. This ASU was effective for the first quarter of 2010. This ASU did not have a material impact on the Company’s consolidated financial statements.

In March 2010, the FASB issued ASU No. 2010-11, Derivatives and Hedging (Topic 815)—Scope Exception Related to Embedded Credit Derivatives. The ASU eliminated the scope exception for bifurcation of embedded credit derivatives in interests in securitized financial assets, unless they are created solely by subordination of one financial instrument to another. The ASU was effective the first quarter beginning after June 15, 2010. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-18, Receivables (Topic 310)—Effect of a Loan Modification When the Loan Is Part of a Pool That is Accounted for as a Single Asset. This ASU clarified that modifications of loans that are accounted for within a pool under Topic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. No additional disclosures are required with this ASU. The amendments in this ASU are effective for modifications of loans accounted for within pools under Topic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively and early application is permitted. Upon initial adoption of the guidance in this ASU, an entity may make a onetime election to terminate accounting for loans as a pool under Topic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The ASU expands existing disclosures to require an entity to provide additional information in their disclosures about the credit quality of their financing receivables and the credit reserves held against them. Specifically, entities will be required to present a roll forward of activity in the allowance for credit losses, the nonaccrual status of financing receivables by class of financing receivables, and impaired financing receivables by class of financing receivables, all on a disaggregated basis. The ASU also requires an entity to provide additional disclosures on credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables, the aging of past due financing receivables at the end of the reporting period by class of financing receivables, the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses and significant purchases and sales of financing receivables during the reporting period disaggregated by portfolio segment. For public entities, the disclosures of period-end balances are effective for interim and annual reporting periods ending after December 15, 2010. For public entities, the disclosures of activity are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU No. 2010-29. This ASU requires that if a public entity discloses comparative financial statements, then those disclosures of revenue and earnings of the combined entity should be as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination. The ASU will be applied prospectively for business combinations that are consummated on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this ASU will not have an impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity will be required to perform Step 2 of the goodwill impairment test if there are adverse qualitative factors that indicate that it is more likely than not that a goodwill impairment exists. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, for public reporting entities. The adoption of this ASU will not have an impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. This ASU temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. Accordingly, the Company has not included the disclosures deferred by this ASU.

Reclassifications—Certain amounts reported in prior years’ financial statements have been reclassified to conform to the current presentation. The results of the reclassifications are not considered material and have no effect on previously reported net earnings (losses) available to common shareholders and earnings (losses) per common share.

NOTE 2.    BUSINESS COMBINATIONS

On January 22, 2010, the Washington Department of Financial Institutions closed EvergreenBank (“Evergreen”), Seattle, Washington and appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. That same date, Umpqua Bank assumed the banking operations of Evergreen from the FDIC under a whole bank purchase and assumption agreement with loss-sharing. Under the terms of the loss-sharing agreement, the FDIC will cover a substantial portion of any future losses on loans, related unfunded loan commitments, other real estate owned (“OREO”) and accrued interest on loans for up to 90 days. The FDIC will absorb 80% of losses and share in 80% of loss recoveries on the first $90.0 million on covered assets for Evergreen and absorb 95% of losses and share in 95% of loss recoveries exceeding $90.0 million, except the Bank will incur losses up to $30.2 million before the loss-sharing will commence. The loss-sharing arrangements for non-single family residential and single family residential loans are in effect for 5 years and 10 years, respectively, and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition date. With this agreement, Umpqua Bank assumed six additional store locations in the greater Seattle, Washington market. This acquisition is consistent with our community banking expansion strategy and provides further opportunity to fill in our market presence in the greater Seattle, Washington market.

On February 26, 2010, the Washington Department of Financial Institutions closed Rainier Pacific Bank (“Rainier”), Tacoma, Washington and appointed the FDIC as receiver. That same date, Umpqua Bank assumed the banking operations of Rainier from the FDIC under a whole bank purchase and assumption agreement with loss-sharing. Under the terms of the loss-sharing agreement, the FDIC will cover a substantial portion of any future losses on loans, related unfunded loan commitments, OREO and accrued interest on loans for up to 90 days. The FDIC will absorb 80% of losses and share in 80% of loss recoveries on the first $95.0 million of losses on covered assets and absorb 95% of losses and share in 95% of loss recoveries exceeding $95.0 million. The loss-sharing arrangements for non-single family residential and single family residential loans are in effect for 5 years and 10 years, respectively, and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition dates. With this agreement, Umpqua Bank assumed 14 additional store locations in Pierce County and surrounding areas. This acquisition expands our presence in the south Puget Sound region of Washington State.

The operations of Evergreen and Rainier are included in our operating results from January 23, 2010 and February 27, 2010, respectively, and added combined revenue of $54.0 million, non-interest expense of $23.6 million, and earnings of $11.0 million, net of tax, for the year ended December 31, 2010. These operating results include a bargain purchase gain of $6.4 million, which is not indicative of future operating results. Evergreen’s and Rainiers’s results of operations prior to the acquisition are not included in our operating results. Merger-related expenses of $4.4 million for the year ended December 31, 2010 have been incurred in connection with these acquisitions and recognized in a separate line item on the Condensed Consolidated Statements of Operations.

Umpqua Holdings Corporation and Subsidiaries

On June 18, 2010, the Nevada State Financial Institutions Division closed Nevada Security Bank (“Nevada Security”), Reno, Nevada and appointed the FDIC as receiver. That same date, Umpqua Bank assumed the banking operations of Nevada Security from the FDIC under a whole bank purchase and assumption agreement with loss-sharing. Under the terms of the loss-sharing agreement, the FDIC will cover a substantial portion of any future losses on loans, related unfunded loan commitments, OREO, and accrued interest on loans for up to 90 days. The FDIC will absorb 80% of losses and share in 80% of loss recoveries on all covered assets. The loss-sharing arrangements for non-single family residential and single family residential loans are in effect for 5 years and 10 years, respectively, and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition dates. With this agreement, Umpqua Bank assumed five additional store locations, including three in Reno, Nevada, one in Incline Village, Nevada, and one in Roseville, California. This acquisition expands our presence into the State of Nevada.

The operations of Nevada Security are included in our operating results from June 19, 2010, and added revenue of $15.1 million, non-interest expense of $7.3 million, and earnings of $1.3 million, net of tax, for the year ended December 31, 2010. Nevada Security’s results of operations prior to the acquisition are not included in our operating results. Merger-related expenses of $1.7 million for the year ended December 31, 2010 have been incurred in connection with the acquisition of Nevada Security and recognized as a separate line item on the Condensed Consolidated Statements of Operations.

We refer to the acquired loan portfolios and other real estate owned as “covered loans” and “covered other real estate owned”, respectively, and these are presented as separate line items in our consolidated balance sheet. Collectively these balances are referred to as “covered assets”.

The assets acquired and liabilities assumed from the Evergreen, Rainier, and Nevada Security acquisitions have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the acquisition dates. The fair values of the assets acquired and liabilities assumed were determined based on the requirements of the Fair Value Measurements and Disclosures topic of the Financial Accounting Standards Board Accounting Standards Codification (the “FASB ASC”). The fair values of assets and liabilities acquired, including the calculation of the undiscounted contractual cash flows and beginning accretable yield relating to the acquired loan portfolios, and the indemnification asset are still pending finalization and are subject to change for up to one year after the closing date of each acquisition, as additional information relating to closing data becomes available. The amounts are also subject to adjustments based upon final settlement with the FDIC. In addition, the tax treatment of FDIC-assisted acquisitions is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the acquisition date. The terms of the agreements provide for the FDIC to indemnify the Bank against claims with respect to liabilities of Evergreen, Rainier, and Nevada Security not assumed by the Bank and certain other types of claims identified in the agreement. The application of the acquisition method of accounting resulted in the recognition of a bargain purchase gain of $6.4 million in the Evergreen acquisition, $35.6 million of goodwill in the Rainier acquisition and $10.4 million of goodwill in the Nevada Security acquisition.

A summary of the net assets (liabilities) received from the FDIC and the estimated fair value adjustments are presented below:

(in thousands)

	Evergreen	Rainier	Nevada Security
	January 22, 2010	February 26, 2010	June 18, 2010
Cost basis net assets (liabilities)	$58,811	$(50,295)	$53,629
Cash payment received from (paid to) the FDIC	—	59,351	(29,950)
Fair value adjustments:
Loans	(117,449)	(103,137)	(112,975)
Other real estate owned	(2,422)	(6,581)	(17,939)
Other intangible assets	440	6,253	322
FDIC indemnification asset	71,755	76,847	99,160
Deposits	(1,023)	(1,828)	(1,950)
Term debt	(2,496)	(13,035)	—
Other	(1,179)	(3,135)	(690)

Bargain purchase gain (goodwill)	$6,437	$(35,560)	$(10,393)

In FDIC-assisted transactions, only certain assets and liabilities are transferred to the acquirer and, depending on the nature and amount of the acquirer’s bid, the FDIC may be required to make a cash payment to the acquirer or the acquirer may be required to make payment to the FDIC.

In the Evergreen acquisition, cost basis net assets of $58.8 million were transferred to the Company. The bargain purchase gain represents the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed. Core deposit intangible assets of $250,000 recognized are deductible for income tax purposes.

In the Rainier acquisition, cost basis net liabilities of $50.3 million and a cash payment received from the FDIC of $59.4 million were transferred to the Company. The goodwill represents the excess of the estimated fair value of the liabilities assumed over the estimated fair value of the assets acquired. Goodwill of $27.5 million and core deposit intangible assets of $1.1 million recognized are deductible for income tax purposes.

In the Nevada Security acquisition, cost basis net assets of $53.6 million were transferred to the Company and a cash payment of $30.0 million was made to the FDIC. The goodwill represents the excess of the estimated fair value of the liabilities assumed over the estimated fair value of the assets acquired. Goodwill of $10.4 million and core deposit intangible assets of $322,000 recognized are deductible for income tax purposes.

The Bank did not immediately acquire all the real estate, banking facilities, furniture or equipment of Evergreen, Rainier, or Nevada Security as part of the purchase and assumption agreements. Rather, the Bank was granted the option to purchase or lease the real estate and furniture and equipment from the FDIC. The term of this option expired 90 days from the acquisition dates, unless extended by the FDIC. Acquisition costs of the real estate and furniture and equipment are based on current mutually agreed upon appraisals. Prior to the expiration of option term, Umpqua exercised the right to purchase approximately $344,000 of furniture and equipment for Evergreen, $26.3 million of real estate and furniture and equipment for Rainier, and $153,000 of furniture and equipment for Nevada Security. The Bank has the option to purchase one store location as part of the Nevada Security acquisition and expects resolution in the first quarter of 2011.

The statement of assets acquired and liabilities assumed at their estimated fair values of Evergreen, Rainier, and Nevada Security are presented below:

(in thousands)

	Evergreen	Rainier	Nevada Security
	January 22, 2010	February 26, 2010	June 18, 2010
Assets Acquired:
Cash and equivalents	$18,919	$94,067	$66,060
Investment securities	3,850	26,478	22,626
Covered loans	252,493	458,340	215,507
Premises and equipment	—	17	50
Restricted equity securities	3,073	13,712	2,951
Goodwill	—	35,560	10,393
Other intangible assets	440	6,253	322
Mortgage servicing rights	—	62	—
Covered other real estate owned	2,421	6,580	17,938
FDIC indemnification asset	71,755	76,847	99,160
Other assets	328	3,258	2,588

Total assets acquired	$353,279	$721,174	$437,595

Liabilities Assumed:
Deposits	$285,775	$425,771	$437,299
Term debt	60,813	293,191	—
Other liabilities	254	2,212	296

Total liabilities assumed	346,842	721,174	437,595

Net assets acquired/bargain purchase gain	$6,437	$—	$—

Umpqua Holdings Corporation and Subsidiaries

Rainier’s assets and liabilities were significant at a level to require disclosure of one year of historical financial statements and related pro forma financial disclosure. However, given the pervasive nature of the loss-sharing agreement entered into with the FDIC, the historical information of Rainier is much less relevant for purposes of assessing the future operations of the combined entity. In addition, prior to closure Rainier had not completed an audit of their financial statements, and we determined that audited financial statements were not and would not be reasonably available for the year ended December 31, 2009. Given these considerations, the Company requested, and received, relief from the Securities and Exchange Commission from submitting certain financial information of Rainier. The assets and liabilities of Evergreen and Nevada Security were not at a level that requires disclosure of historical or pro forma financial information.

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

The results of the Bank of Clark County’s operations have been included in the consolidated financial statements beginning January 17, 2009 and contributed net earnings of approximately $2.0 million and $1.6 million for the years ended December 31, 2010 and 2009, net of tax, respectively, which primarily represents interest income earned from the proceeds of the assumption which were invested in investment securities available for sale and service income on deposits. This was partially offset by interest expense on deposits, salaries and employee benefits expense, and the accrued servicing fee paid to the FDIC. Umpqua did not incur the FDIC servicing fee expense during the second or third quarter of 2009, but began incurring overhead expenses such as salaries and employee benefits expense and rent expense.

The Company incurs significant expenses related to mergers that cannot be capitalized. Generally, these expenses begin to be recognized while due diligence is being conducted and continue until such time as all systems have been converted and operational functions become fully integrated. Merger-related expenses are presented as a line item on the Consolidated Statements of Operations.

The following table presents the key components of merger-related expense for years ended December 31, 2010 and 2009. The Company incurred no merger-related expenses in 2008. Substantially all of the merger-related expenses incurred during 2010 were in connection with the FDIC-assisted purchase and assumption of Evergreen, Rainier, and Nevada Security. Substantially all of the merger-related expenses incurred during 2009 were in connection with the FDIC-assisted purchase and assumption of certain assets and liabilities of the Bank of Clark County.

Merger-Related Expense

(in thousands)

	2010	2009
Professional fees	$2,984	$143
Compensation and relocation	962	39
Communications	330	61
Premises and equipment	630	2
Travel	710	—
Other	1,059	28

Total	$6,675	$273

No additional merger-related expenses are expected in connection with the FDIC-assisted purchase and assumption of certain assets and liabilities of the Bank of Clark County or any other prior acquisitions, however additional merger-related expense may be recorded related to the Evergreen, Rainier, and Nevada Securities assumptions.

NOTE 3.    CASH AND DUE FROM BANKS

The Bank is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The amount of required reserve balance at December 31, 2010 and 2009 was approximately $31.8 million and $58.6 million, respectively, and was met by holding cash and maintaining an average balance with the Federal Reserve Bank.

NOTE 4.    INVESTMENT SECURITIES

The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at December 31, 2010 and 2009:

December 31, 2010

(in thousands)

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$117,551	$1,239	$(1)	$118,789
Obligations of states and political subdivisions	213,129	4,985	(1,388)	216,726
Residential mortgage-backed securities and collateralized mortgage obligations	2,543,974	57,506	(19,976)	2,581,504
Other debt securities	152	—	—	152
Investments in mutual funds and other equity securities	1,959	50		2,009

	$2,876,765	$63,780	$(21,365)	$2,919,180

HELD TO MATURITY:
Obligations of states and political subdivisions	$2,370	$5	$—	$2,375
Residential mortgage-backed securities and collateralized mortgage obligations	2,392	216	(209)	2,399

	$4,762	$221	$(209)	$4,774

December 31, 2009

(in thousands)

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$11,588	$208	$(2)	$11,794
Obligations of states and political subdivisions	205,549	6,480	(204)	211,825
Residential mortgage-backed securities and collateralized mortgage obligations	1,533,149	40,272	(3,572)	1,569,849
Other debt securities	145	14	—	159
Investments in mutual funds and other equity securities	1,959	30	—	1,989

	$1,752,390	$47,004	$(3,778)	$1,795,616

HELD TO MATURITY:
Obligations of states and political subdivisions	$3,216	$11	$—	$3,227
Residential mortgage-backed securities and collateralized mortgage obligations	2,845	251	(187)	2,909

	$6,061	$262	$(187)	$6,136

Umpqua Holdings Corporation and Subsidiaries

Investment securities that were in an unrealized loss position as of December 31, 2010 and 2009 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral:

December 31, 2010

(in thousands)

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$—	$—	$110	$1	$110	$1
Obligations of states and political subdivisions	60,110	1,366	1,003	22	61,113	1,388
Residential mortgage-backed securities and collateralized mortgage obligations	1,238,483	19,968	1,539	8	1,240,022	19,976

Total temporarily impaired securities	$1,298,593	$21,334	$2,652	$31	$1,301,245	$21,365

HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$—	$—	$658	$209	$658	$209

Total temporarily impaired securities	$—	$—	$658	$209	$658	$209

December 31, 2009

(in thousands)

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$—	$—	$133	$2	$133	$2
Obligations of states and political subdivisions	13,209	123	1,937	81	15,146	204
Residential mortgage-backed securities and collateralized mortgage obligations	293,035	3,529	958	43	293,993	3,572

Total temporarily impaired securities	$306,244	$3,652	$3,028	$126	$309,272	$3,778

HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$—	$—	$620	$187	$620	$187

Total temporarily impaired securities	$—	$—	$620	$187	$620	$187

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

The unrealized losses on obligations of political subdivisions were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities. Management monitors published credit ratings of these securities and no adverse ratings changes have occurred since the date of purchase of obligations of political subdivisions which are in an unrealized loss position as of December 31, 2010. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that Bank will be required to sell these securities before recovery of their amortized cost bases, which may include holding each security until maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

All of the available for sale residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at December 31, 2010 are issued or guaranteed by governmental agencies. The unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost bases, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

We review investment securities on an ongoing basis for the presence of other-than-temporary impairment (“OTTI”) or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the decline in fair value, issuer rating changes and trends, whether we intend to sell a security or if it is likely that we will be required to sell the security before recovery of our amortized cost basis of the investment, which may be maturity, and other factors. For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the OTTI amount recorded in OCI will increase the carrying value of the investment, and would not affect earnings. If there is an indication of additional credit losses, the security is re-evaluated accordingly to the procedures described above.

The following tables present the OTTI losses for the years ended December 31, 2010, 2009 and 2008.

(in thousands)

	2010		2009		2008
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total other-than-temporary impairment losses	$93	$—	$12,317	$239	$4,041	$139
Portion of other-than-temporary impairment losses transferred from (recognized in) other comprehensive income(1)	321	—	(1,983)	—	—	—

Net impairment losses recognized in earnings(2)	$414	$—	$10,334	$239	$4,041	$139

(1)	Represents other-than-temporary impairment losses related to all other factors.
(2)	Represents other-than-temporary impairment losses related to credit losses.

Umpqua Holdings Corporation and Subsidiaries

New guidance related to the recognition and presentation of OTTI of debt securities became effective beginning in the second quarter of 2009. Rather than asserting whether a Company has the ability and intent to hold an investment until a market price recovery, a Company must consider whether they intend to sell a security or if it is likely that they would be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity. The $8.2 million in OTTI recognized on investment securities held to maturity subsequent to March 31, 2009 primarily relates to 29 non-agency residential collateralized mortgage obligations. Each of these securities holds various levels of credit subordination. The underlying mortgage loans of these securities were originated from 2003 through 2007. At origination, the weighted average loan-to-value of the underlying mortgages was 69%; the underlying borrowers had weighted average FICO scores of 731, and 59% were limited documentation loans. These securities are valued by third-party pricing services using matrix or model pricing methodologies and were corroborated by broker indicative bids. We estimate cash flows of the underlying collateral for each security considering credit, interest and prepayment risk models that incorporate management’s estimate of projected key assumptions including prepayment rates, collateral default rates and loss severity. Assumptions utilized vary from security to security, and are influenced by factors such as loan interest rates, geographic location, borrower characteristics and vintage, and historical experience. We then used a third party to obtain information about the structure of each security, including subordination and other credit enhancements, in order to determine how the underlying collateral cash flows will be distributed to each security issued in the structure. These cash flows are then discounted at the interest rate used to recognize interest income on each security. We review the actual collateral performance of these securities on a quarterly basis and update the inputs as appropriate to determine the projected cash flows. The following table presents a summary of the significant inputs utilized to measure management’s estimate of the credit loss component on these non-agency residential collateralized mortgage obligations as of December 31, 2010 and 2009:

	2010			2009
	Range		Weighted Average	Range		Weighted Average
	Minimum	Maximum		Minimum	Maximum
Constant prepayment rate	5.0%	20.0%	14.9%	4.0%	25.0%	14.8%
Collateral default rate	5.0%	15.0%	10.6%	8.0%	45.0%	16.7%
Loss severity	25.0%	55.0%	37.9%	20.0%	40.0%	31.4%

In the second quarter of 2009 the Company recorded an OTTI charge of $239,000 related to an available for sale collateralized debt obligation that holds trust preferred securities. Management noted certain deferrals and defaults in the pool and believes the impairment represents credit loss in its entirety. Through December 31, 2010, no further OTTI charges have been recorded on available for sale securities.

The following table presents a roll forward of the credit loss component of held to maturity debt securities that have been written down for OTTI with the credit loss component recognized in earnings and the remaining impairment loss related to all other factors recognized in OCI for the years ended December 31, 2010 and 2009, respectively, since the adoption of the revised guidance related to the recognition and presentation of OTTI of debt securities:

(in thousands)

	2010	2009
Balance, beginning of period	$12,364	$—
Cumulative OTTI credit losses upon adoption of new OTTI guidance	—	5,952
Additions:
Initial OTTI credit losses	—	7,211
Subsequent OTTI credit losses	414	986
Reductions:
Securities sold, matured or paid-off	—	(1,785)

Balance, end of period	$12,778	$12,364

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

The following table presents the maturities of investment securities at December 31, 2010:

(in thousands)

	Available For Sale		Held To Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AMOUNTS MATURING IN:
Three months or less	$5,939	$5,959	$340	$341
Over three months through twelve months	326,696	337,305	1,485	1,488
After one year through five years	2,168,213	2,203,498	581	586
After five years through ten years	305,940	303,540	92	95
After ten years	68,018	66,869	2,264	2,264
Other investment securities	1,959	2,009	—	—

	$2,876,765	$2,919,180	$4,762	$4,774

The amortized cost and fair value of collateralized mortgage obligations and mortgage-backed securities are presented by expected average life, rather than contractual maturity, in the preceding table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay underlying loans without prepayment penalties.

Umpqua Holdings Corporation and Subsidiaries

The following table presents the gross realized gains and gross realized losses on the sale of securities available for sale for the years ended December 31, 2010, 2009 and 2008:

(in thousands)

	2010		2009		2008
	Gains	Losses	Gains	Losses	Gains	Losses
U.S. Treasury and agencies	$—	$1	$—	$—	$522	$—
Obligations of states and political subdivisions	3	7	—	1	6	—
Residential mortgage-backed securities and collateralized mortgage obligations	2,331	—	9,409	591	6,681	145
Investments in mutual funds and other equity securities	—	—	—	—	—	1,535

	$2,334	$8	$9,409	$592	$7,209	$1,680

The following table presents, as of December 31, 2010, investment securities which were pledged to secure borrowings and public deposits as permitted or required by law:

(in thousands)

	Amortized Cost	Fair Value
To Federal Home Loan Bank to secure borrowings	$290,983	$307,348
To state and local governments to secure public deposits	861,472	888,565
To U.S. Treasury and Federal Reserve to secure customer tax payments	4,879	5,148
Other securities pledged, principally to secure deposits	261,807	269,448

Total pledged securities	$1,419,141	$1,470,509

The carrying value of investment securities pledged as of December 31, 2009 was $1.5 billion.

NOTE 5. NON-COVERED LOANS AND LEASES

The following table presents the major types of non-covered loans recorded in the balance sheets as of December 31, 2010 and 2009:

(in thousands)

	2010	2009
Commercial real estate
Term & multifamily	$3,483,475	$3,523,104
Construction & development	247,814	366,680
Residential development	147,813	225,809
Commercial
Term	509,453	585,856
LOC & other	747,419	804,635
Residential
Mortgage	222,416	182,757
Home equity loans & lines	278,585	285,729
Consumer & other	33,043	36,098

Total	5,670,018	6,010,668
Deferred loan fees, net	(11,031)	(11,401)

Total	$5,658,987	$5,999,267

As of December 31, 2010, loans totaling $3.0 billion were pledged to secure borrowings and available lines of credit.

NOTE 6. ALLOWANCE FOR NON-COVERED LOAN LOSS AND CREDIT QUALITY

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

Our methodology for assessing the appropriateness of the ALLL consists of three key elements, which include 1) the Formula Allowance; 2) the Specific Allowance; and 3) the Unallocated Allowance. By incorporating these factors into a single allowance requirement analysis, all risk-based activities within the loan portfolio are simultaneously considered.

Formula Allowance

The Bank performs regular credit reviews of the loan and lease portfolio to determine the credit quality and adherence to underwriting standards. When loans and leases are originated, they are assigned a risk rating that is reassessed periodically during the term of the loan through the credit review process. The Company’s risk rating methodology assigns risk ratings ranging from 1 to 10, where a higher rating represents higher risk. The 10 risk rating categories are a primary factor in determining an appropriate amount for the Formula allowance for loan and lease losses.

The Formula Allowance is calculated by applying risk factors to various segments of pools of outstanding loans. Risk factors are assigned to each portfolio segment based on management’s evaluation of the losses inherent within each segment. Segments or regions with greater risk of loss will therefore be assigned a higher risk factor.

Base risk—The portfolio is segmented into loan categories, and these categories are assigned a Base Risk factor based on an evaluation of the loss inherent within each segment.

Extra risk—Additional risk factors provide for an additional allocation of ALLL based on the loan risk rating system and loan delinquency, and reflect the increased level of inherent losses associated with more adversely classified loans.

Changes to risk factors—Risk factors may be changed periodically based on management’s evaluation of the following factors: loss experience; changes in the level of non-performing loans; regulatory exam results; changes in the level of adversely classified loans (positive or negative); improvement or deterioration in local economic conditions; and any other factors deemed relevant.

Specific Allowance

Regular credit reviews of the portfolio also identify loans that are considered potentially impaired. Potentially impaired loans are referred to the ALLL Committee which reviews and approves designated loans as impaired. A loan is considered impaired when based on current information and events, we determine that we will probably not be able to collect all amounts due according to the loan contract, including scheduled interest payments. When we identify a loan as impaired, we measure the impairment using discounted cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of the collateral, less selling costs, instead of discounted cash flows. If we determine that the value of the impaired loan is less than the recorded investment in the loan, we either recognize an impairment reserve as a Specific Allowance to be provided for in the allowance for loan and lease losses or charge-off the impaired balance on collateral dependent loans if it is determined that such amount represents a confirmed loss. Loans determined to be impaired with a specific allowance are excluded from the formula allowance so as not to double-count the loss exposure. Prior to the second quarter of 2008, we would recognize the charge-off of the impairment reserve of a collateral depending non-accrual loan when the loan was resolved, sold, or foreclosed/transferred to OREO. Starting in the second quarter of 2008, we accelerated the charge-off of the impairment reserve to the period in which it arises. Therefore the non-accrual impaired loans as of period end have already been partially charge off to their estimated net realizable value, and are expected to be resolved over the coming quarters with no additional loss, absent further decline in market prices.

Umpqua Holdings Corporation and Subsidiaries

The combination of the Formula allowance component and the Specific allowance component lead to an allocated allowance for loan and lease losses.

Unallocated Allowance

The Bank may also maintain an unallocated allowance amount to provide for other credit losses inherent in a loan and lease portfolio that may not have been contemplated in the credit loss factors. This unallocated amount generally comprises less than 10% of the allowance, but may be maintained at higher levels during times of deteriorating economic conditions characterized by falling real estate values. The unallocated amount is reviewed quarterly with consideration of factors including, but not limited to:

•	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses;

•

Changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments;

•	Changes in the nature and volume of the portfolio and in the terms of loans;

•	Changes in the experience and ability of lending management and other relevant staff;

•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans;

•	Changes in the quality of the institution’s loan review system;

•	Changes in the value of underlying collateral for collateral-depending loans;

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations;

•	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institutions’ existing portfolio.

These factors are evaluated through a management survey of the Chief Credit Officer, Chief Lending Officers, Special Asset Manager, and Credit Review Manager. The survey requests responses to evaluate current changes in the nine qualitative factors. This information is then incorporated into our understanding of the reasonableness of the formula factors and our evaluation of the unallocated portion of the ALLL.

The reserve for unfunded commitments (“RUC”) is established to absorb inherent losses associated with our commitment to lend funds, such as with a letter or line of credit. The adequacy of the ALLL and RUC are monitored on a regular basis and are based on management’s evaluation of numerous factors. For each portfolio segment, these factors include:

•	The quality of the current loan portfolio;

•	The trend in the loan portfolio’s risk ratings;

•	Current economic conditions;

•	Loan concentrations;

•	Loan growth rates;

•	Past-due and non-performing trends;

•	Evaluation of specific loss estimates for all significant problem loans;

•	Historical short (one year), medium (three year), and long-term charge-off rates,

•	Recovery experience;

•	Peer comparison loss rates.

There have been no significant changes to the Bank’s methodology or policies in the periods presented.

Management believes that the ALLL was adequate as of December 31, 2010. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 82% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses. The U.S. recession, the housing market downturn, and declining real estate values in our markets have negatively impacted aspects of our residential development, commercial real estate, commercial construction and commercial loan portfolios. A continued deterioration in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan and lease losses.

Activity in the Non-Covered Allowance for Loan and Lease Losses

The following table summarizes activity related to the allowance for non-covered loan and lease losses by non-covered loan portfolio segment for the years ended December 31, 2010 and 2009:

(in thousands)

	December 31, 2010
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Unallocated	Total
Allowance:
Balance at beginning of year:	$67,281	$24,583	$5,811	$455	$9,527	$107,657
Charge-offs	(71,030)	(50,242)	(5,168)	(2,061)	—	(128,501)
Recoveries	6,980	1,318	334	465	—	9,097
Provision	61,174	46,487	4,949	1,944	(886)	113,668

Ending balance	$64,405	$22,146	$5,926	$803	$8,641	$101,921

Ending balance: individually evaluated for impairment	$2,520	$2,711	$8	$—		$5,239

Non-covered Loans and leases:
Ending balance(1)	$3,879,102	$1,256,872	$501,001	$33,043		$5,670,018

Ending balance: individually evaluated for impairment	$186,933	$35,507	$179	$—		$222,619

(1)	The gross non-covered loan and lease balance excludes deferred loans fees of $11.0 million for the year ended December 31, 2010.

Umpqua Holdings Corporation and Subsidiaries

	December 31, 2009
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Unallocated	Total
Allowance:
Balance at beginning of year:	$57,907	$23,104	$5,778	$484	$8,592	$95,865
Charge-offs	(136,382)	(57,932)	(4,331)	(2,222)	—	(200,867)
Recoveries	1,334	1,549	126	526	—	3,535
Provision	144,422	57,862	4,238	1,667	935	209,124

Ending balance	$67,281	$24,583	$5,811	$455	$9,527	$107,657

Ending balance: individually evaluated for impairment	$3,319	$15	$153	$—		$3,487

Non-covered Loans and leases:
Ending balance(1)	$4,115,593	$1,390,491	$468,486	$36,098		$6,010,668

Ending balance: individually evaluated for impairment	$254,657	$68,215	$5,167	$—		$328,039

(1)	The gross non-covered loan and lease balance excludes deferred loans fees of $11.4 million for the year ended December 31, 2009.

Additional allowance for covered loan loss of $375,000 was recorded at December 31, 2010. See Note 7 for discussion on covered assets.

Summary of Reserve for Unfunded Commitments Activity

The following table presents a summary of activity in the reserve for unfunded commitments (“RUC”) and unfunded commitments at December 31, 2010 and 2009:

(in thousands)

	December 31, 2010
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Balance, beginning of year	$57	$484	$144	$46	$731
Net change to other expense	(24)	91	14	6	87

Balance, end of year	$33	$575	$158	$52	$818

Unfunded commitments	$33,326	$548,920	$210,574	$45,556	$838,376

	December 31, 2009
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Balance, beginning of year	$151	$625	$161	$46	$983
Net change to other expense	(94)	(141)	(17)	—	(252)

Balance, end of year	$57	$484	$144	$46	$731

Unfunded commitments	$58,206	$479,153	$220,697	$39,354	$797,410

Non-covered loans sold

In the course of managing the loan portfolio, at certain times, management may decide to sell loans prior to resolution. The following table summarizes loans sold by loan portfolio during the years ended December 31:

(in thousands)

	2010	2009
Commercial Real Estate
Term & multifamily	$8,848	$3,540
Construction & development	4,686	2,625
Residential development	15,255	1,450
Commercial
Term	9,915	4,904
LOC & other	40	—

Total	$38,744	$12,519

Asset Quality and Non-Performing Loans

We manage asset quality and control credit risk through diversification of the non-covered loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices. The Bank’s Credit Quality Group is charged with monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures across the Bank. Reviews of non-performing, past due non-covered loans and larger credits, designed to identify potential charges to the allowance for loan and lease losses, and to determine the adequacy of the allowance, are conducted on an ongoing basis. These reviews consider such factors as the financial strength of borrowers, the value of the applicable collateral, loan loss experience, estimated loan losses, growth in the loan portfolio, prevailing economic conditions and other factors.

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

Umpqua Holdings Corporation and Subsidiaries

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

The Company has written down impaired, non-accrual loans as of December 31, 2010 to their estimated net realizable value, generally based on disposition value, and expects resolution with no additional material loss, absent further decline in market prices.

Non-Covered Non-Accrual Loans and Loans Past Due

The following table summarizes our non-accrual loans and loans past due by loan class as of December 31, 2010 and December 31, 2009:

(in thousands)

	December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing	Total Past Due	Nonaccrual	Current	Total Non-covered Loans and Leases
Commercial real estate
Term & multifamily	$14,596	$8,328	$3,008	$25,932	$49,162	$3,408,381	$3,483,475
Construction & development	2,172	6,726	—	8,898	20,124	218,792	247,814
Residential development	640	—	—	640	34,586	112,587	147,813
Commercial
Term	2,010	932	—	2,942	6,271	500,240	509,453
LOC & other	5,939	1,418	18	7,375	28,034	712,010	747,419
Residential
Mortgage	1,314	1,101	3,372	5,787	—	216,629	222,416
Home equity loans & lines	1,096	1,351	232	2,679	—	275,906	278,585
Consumer & other	361	233	441	1,035	—	32,008	33,043

Total	$28,128	$20,089	$7,071	$55,288	$138,177	$5,476,553	$5,670,018

Deferred loan fees, net							(11,031)

Total							$5,658,987

	December 31, 2009
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing	Total Past Due	Nonaccrual	Current	Total Non-covered Loans and Leases
Commercial real estate
Term & multifamily	$8,839	$9,809	$247	$18,895	$62,379	$3,441,830	$3,523,104
Construction & development	442	793	—	1,235	36,658	328,787	366,680
Residential development	7,500	1,449	—	8,949	45,484	171,376	225,809
Commercial
Term	4,806	836	29	5,671	8,821	571,364	585,856
LOC & other	2,044	1,083	1,250	4,377	39,776	760,482	804,635
Residential
Mortgage	1,861	79	4,113	6,053	—	176,704	182,757
Home equity loans & lines	1,011	269	232	1,512	—	284,217	285,729
Consumer & other	218	420	38	676	—	35,422	36,098

Total	$26,721	$14,738	$5,909	$47,368	$193,118	$5,770,182	$6,010,668

Deferred loan fees, net							(11,401)

Total							$5,999,267

Had non-accrual loans performed according to their original terms, additional interest income of approximately $9.7 million, $9.6 million, and $7.2 million would have been recognized in 2010, 2009 and 2008, respectively.

Umpqua Holdings Corporation and Subsidiaries

Non-covered Impaired Loans

The following table summarizes our impaired loans by loan class as of December 31, 2010 and December 31, 2009:

(in thousands)

	2010
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial real estate
Term & multifamily	$62,605	$49,790	$—	$56,003	$—
Construction & development	33,091	25,558	—	27,588	—
Residential development	63,859	39,011	—	37,603	—
Commercial
Term	8,024	6,969	—	9,420	—
LOC & other	56,046	19,814	—	38,215	—
Residential
Mortgage	—	—	—	—	—
Home equity loans & lines	—	—	—	—	—
Consumer & other	—	—	—	—	—
With an allowance recorded
Commercial real estate
Term & multifamily	$29,926	$28,070	$1,614	$28,518	$823
Construction & development	—	—	—	1,706	38
Residential development	46,059	44,504	906	54,607	1,474
Commercial
Term	205	205	9	402	48
LOC & other	9,878	8,519	2,702	1,884	14
Residential
Mortgage	179	179	8	3,750	6
Home equity loans & lines	—	—	—	21	—
Consumer & other	—	—	—	—	—
Total
Commercial Real Estate	235,540	186,933	2,520	206,025	2,335
Commercial	74,153	35,507	2,711	49,921	62
Residential	179	179	8	3,771	6
Consumer & Other	—	—	—	—	—

Total	$309,872	$222,619	$5,239	$259,717	$2,403

	2009
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial real estate
Term & multifamily	$94,616	$65,020	$—	$36,038	$—
Construction & development	60,673	36,659	—	19,654	—
Residential development	88,341	54,925	—	77,819	—
Commercial
Term	11,384	10,484	—	4,923	—
LOC & other	87,001	56,695	—	21,150	—
Residential
Mortgage	—	—	—	—	—
Home equity loans & lines	—	—	—	—	—
Consumer & other	—	—	—	—	—
With an allowance recorded
Commercial real estate
Term & multifamily	$39,105	$39,105	$731	$20,720	$763
Construction & development	—	—	—	1,574
Residential development	60,373	58,948	2,588	36,556	1,288
Commercial
Term	436	436	12	7,287	26
LOC & other	600	600	3	7,681	156
Residential
Mortgage	5,082	5,167	153	2,022	194
Home equity loans & lines	66	—	—	18	2
Consumer & other	18	—	—	—	—
Total
Commercial Real Estate	343,108	254,657	3,319	192,361	2,051
Commercial	99,421	68,215	15	41,041	182
Residential	5,148	5,167	153	2,040	196
Consumer & Other	18	—	—	—	—

Total	$447,695	$328,039	$3,487	$235,442	$2,429

Loans with no related allowance reported generally represent non-accrual loans. The Company recognizes the charge-off of impairment reserves on impaired loans in the period it arises for collateral dependent loans. Therefore, the non-accrual loans as of December 31, 2010 have already been written-down to their estimated net realizable value, based on disposition value, and are expected to be resolved with no additional material loss, absent further decline in market prices. The valuation allowance on impaired loans primarily represents the impairment reserves on performing restructured loans, and is measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value.

At December 31, 2010 and 2009, impaired loans of $84.4 million and $134.9 million were classified as accruing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The restructured loans on accrual status represent the only impaired loans accruing interest at each respective date. In order for a restructured loan to be considered for accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Company had no obligations to lend additional funds on the restructured loans as of December 31, 2010.

Umpqua Holdings Corporation and Subsidiaries

For the years ended December 31, 2010, 2009 and 2008, interest income of approximately $2.4 million, $2.4 million and $732,000, respectively, was recognized in connection with impaired loans. The impaired loans for which these interest income amounts were recognized primarily relate to accruing restructured loans.

Non-covered Credit Quality Indicators

As previously noted, the Company’s risk rating methodology assigns risk ratings ranging from 1 to 10, where a higher rating represents higher risk. The Bank differentiates its lending portfolios into homogeneous loans (generally consumer loans) and non-homogeneous loans (generally all non-consumer loans). The 10 risk rating categories can be generally described by the following groupings for non-homogeneous loans:

Pass/Watch—These loans range from minimal credit risk to lower than average, but still acceptable, credit risk.

Special Mention—A Special Mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or the institutions credit position at some future date. They contain unfavorable characteristics and are generally undesirable. Loans in this category are currently protected but are potentially weak and constitute an undue and unwarranted credit risk, but not to the point of a Substandard classification. A Special Mention loan has potential weaknesses, which if not checked or corrected, weaken the asset or inadequately protect the Bank’s position at some future date. Such weaknesses include:

•

Performance is poor or significantly less than expected. There may be a temporary debt-servicing deficiency or inadequate working capital as evidenced by a cash cushion deficiency, but not to the extent that repayment is compromised. Material violation of financial covenants is common.

•	Loans with unresolved material issues that significantly cloud the debt service outlook, even though a debt servicing deficiency does not currently exist.

•

Modest underperformance or deviation from plan for real estate loans where absorption of rental/sales units is necessary to properly service the debt as structured. Depth of support for interest carry provided by owner/guarantors may mitigate and provide for improved rating.

•

This rating may be assigned when a loan officer is unable to supervise the credit properly due to inadequate expertise, an inadequate loan agreement, an inability to control collateral, failure to obtain proper documentation, or any other deviation from prudent lending practices.

•

Unlike a Substandard credit, there should be a reasonable expectation that these temporary issues will be corrected within the normal course of business, rather than a liquidation of assets, and in a reasonable period of time.

Substandard—A substandard asset is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard. Loans are classified as Substandard when they have unsatisfactory characteristics causing unacceptable levels of risk. A substandard loan normally has one or more well-defined weaknesses that could jeopardize repayment of the debt. The likely need to liquidate assets to correct the problem, rather than repayment from successful operations is the key distinction between Special Mention and Substandard. The following are examples of well-defined weaknesses:

•

Cash flow deficiencies or trends are of a magnitude to jeopardize current and future payments with no immediate relief. A loss is not presently expected, however the outlook is sufficiently uncertain to preclude ruling out the possibility.

•	Borrower has been unable to adjust to prolonged and unfavorable industry or economic trends.

•

Material underperformance or deviation from plan for real estate loans where absorption of rental/sales units is necessary to properly service the debt and risk is not mitigated by willingness and capacity of owner/guarantor to support interest payments.

•	Management character or honesty has become suspect. This includes instances where the borrower has become uncooperative.

•

Due to unprofitable or unsuccessful business operations, some form of restructuring of the business, including liquidation of assets, has become the primary source of loan repayment. Cash flow has deteriorated, or been diverted, to the point that sale of collateral is now the Bank’s primary source of repayment (unless this was the original source of repayment). If the collateral is under the Bank’s control and is cash or other liquid, highly marketable securities and properly margined, then a more appropriate rating might be Special Mention or Watch.

•	The borrower is bankrupt, or for any other reason, future repayment is dependent on court action.

•	There is material, uncorrectable faulty documentation or materially suspect financial information.

Doubtful/Loss—Loans classified as Doubtful have all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors, which may work towards strengthening of the asset, classification as a loss (and immediate charge off) is deferred until more exact status may be determined. Pending factors include proposed merger, acquisition, liquidation procedures, capital injection, and perfection of liens on additional collateral and refinancing plans. In certain circumstances, a Doubtful rating will be temporary, while the Bank is awaiting an updated collateral valuation. In these cases, once the collateral is valued and appropriate margin applied, the remaining un-collateralized portion will be charged off. The remaining balance, properly margined, may then be upgraded to Substandard, however must remain on non-accrual. A loss rating is assigned to loans considered un-collectible and of such little value that the continuance as an active Bank asset is not warranted. This rating does not mean that the loan has no recovery or salvage value, but rather that the loan should be charged off now, even though partial or full recovery may be possible in the future.

Impaired—Loans are classified as Impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due, in accordance with the terms of the original loan agreement, without unreasonable delay. This generally includes all loans classified as non-accrual and troubled debt restructurings.

The following table summarizes our internal risk rating by loan class as of December 31, 2010 and December 31, 2009:

(in thousands)

	December 31, 2010
	Pass/Watch	Special Mention	Substandard	Doubtful/Loss	Impaired	Total
Commercial real estate
Term & multifamily	$2,978,116	$314,094	$113,405	$—	$77,860	$3,483,475
Construction & development	145,108	25,295	51,853	—	25,558	247,814
Residential development	27,428	13,764	23,106	—	83,515	147,813
Commercial
Term	472,512	17,658	12,109	—	7,174	509,453
LOC & other	646,163	30,761	42,162	—	28,333	747,419
Residential
Mortgage	216,899	2,414	786	2,138	179	222,416
Home equity loans & lines	275,906	2,447	125	107	—	278,585
Consumer & other	32,008	595	29	411	—	33,043

Total	$4,794,140	$407,028	$243,575	$2,656	$222,619	$5,670,018

Deferred loan fees, net						(11,031)

Total						$5,658,987

Umpqua Holdings Corporation and Subsidiaries

	December 31, 2009
	Pass/Watch	Special Mention	Substandard	Doubtful/Loss	Impaired	Total
Commercial real estate
Term & multifamily	$3,052,419	$235,767	$130,793	$—	$104,125	$3,523,104
Construction & development	231,602	45,458	52,961	—	36,659	366,680
Residential development	41,227	27,655	43,054	—	113,873	225,809
Commercial
Term	516,503	25,081	33,352	—	10,920	585,856
LOC & other	654,071	48,809	44,460	—	57,295	804,635
Residential
Mortgage	172,100	1,927	1,461	2,102	5,167	182,757
Home equity loans & lines	284,217	1,280	232	—	—	285,729
Consumer & other	35,426	633	34	5	—	36,098

Total	$4,987,565	$386,610	$306,347	$2,107	$328,039	$6,010,668

Deferred loan fees, net						(11,401)

Total						$5,999,267

NOTE 7. COVERED ASSETS AND INDEMNIFICATION ASSET

The following table reflects the estimated fair value of the acquired loans at the acquisition dates:

(in thousands)

	Evergreen	Rainier	Nevada Security	Total
	January 22, 2010	February 26, 2010	June 18, 2010
Commercial real estate
Term & multifamily	$141,076	$331,869	$154,119	$627,064
Construction & development	18,832	562	9,481	28,875
Residential development	16,219	10,340	15,641	42,200
Commercial
Term	27,272	14,850	18,257	60,379
LOC & other	23,965	18,169	11,408	53,542
Residential
Mortgage	11,886	39,897	1,539	53,322
Home equity loans & lines	8,308	31,029	4,421	43,758
Consumer & other	4,935	11,624	641	17,200

Total	$252,493	$458,340	$215,507	$926,340

The following table presents the major types of covered loans as of December 31, 2010:

(in thousands)

	2010
	Evergreen	Rainier	Nevada Security	Total
Commercial real estate
Term & multifamily	$124,743	$303,585	$141,314	$569,642
Construction & development	14,162	854	7,419	22,435
Residential development	11,024	2,310	11,372	24,706
Commercial
Term	18,828	10,811	12,961	42,600
LOC & other	11,876	14,320	9,031	35,227
Residential
Mortgage	8,129	35,026	1,669	44,824
Home equity loans & lines	6,737	25,163	3,725	35,625
Consumer & other	2,781	8,058	—	10,839

Total	$198,280	$400,127	$187,491	$785,898

The outstanding contractual unpaid principal balance, excluding purchase accounting adjustments, at December 31, 2010 was $286.6 million, $481.7 million and $295.4 million, for Evergreen, Rainier, and Nevada Security, respectively.

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

(in thousands)

	Evergreen	Rainier	Nevada Security
	January 22, 2010	February 26, 2010	June 18, 2010	Total
Undiscounted contractual cash flows	$498,216	$821,972	$396,134	$1,716,322
Undiscounted cash flows not expected to be collected (nonaccretable difference)	(124,131)	(125,774)	(115,021)	(364,926)

Undiscounted cash flows expected to be collected	374,085	696,198	281,113	1,351,396
Accretable yield at acquisition	(121,592)	(237,858)	(65,606)	(425,056)

Estimated fair value of loans acquired at acquisition	$252,493	$458,340	$215,507	$926,340

Umpqua Holdings Corporation and Subsidiaries

The following table presents the changes in the accretable yield for the year ended December 31, 2010 for each respective acquired loan portfolio:

	2010
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$—	$—	$—	$—
Additions resulting from acquisitions	121,592	237,858	65,606	425,056
Accretion to interest income	(29,533)	(33,353)	(11,011)	(73,897)
Disposals	(6,572)	(12,830)	(2,376)	(21,778)
Reclassifications (to)/from nonaccretable difference	5,284	(19,060)	21,296	7,520

Balance, end of period	$90,771	$172,615	$73,515	$336,901

The following table summarizes the activity related to the covered OREO for the year ended December 31, 2010:

2010
Balance, beginning of period	$—
Acquisition	26,939
Additions to covered OREO	15,350
Dispositions of covered OREO	(10,485)
Valuation adjustments in the period	(1,941)

Balance, end of period	$29,863

The following table summarizes the activity related to the FDIC indemnification asset for each respective acquired portfolio for the year ended December 31, 2010:

	2010
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$—	$—	$—	$—
Acquisitions	71,755	76,847	99,160	247,762
Change in FDIC indemnification asset	(12,864)	(7,045)	3,464	(16,445)
Transfers to due from FDIC	(18,285)	(26,076)	(40,543)	(84,904)

Balance, end of period	$40,606	$43,726	$62,081	$146,413

NOTE 8.    PREMISES AND EQUIPMENT

The following table presents the major components of premises and equipment at December 31, 2010 and 2009:

(in thousands)

	2010	2009
Land	$23,174	$14,132
Buildings and improvements	115,807	94,583
Furniture, fixtures and equipment	95,909	87,885
Construction in progress	4,471	3,971

Total premises and equipment	239,361	200,571
Less: Accumulated depreciation and amortization	(102,762)	(97,305)

Premises and equipment, net	$136,599	$103,266

Depreciation expense totaled $14.4 million, $12.8 million and $11.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Umpqua’s subsidiaries have entered into a number of non-cancelable lease agreements with respect to premises and equipment. See Note 20 for more information regarding rental expense, net of rent income, and minimum annual rental commitments under non-cancelable lease agreements.

NOTE 9.    GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in the Company’s goodwill and other intangible assets for the years ended December 31, 2007, 2008, 2009, and 2010. Goodwill is reflected by operating segment; all other intangible assets are related to the Community Banking segment.

(in thousands)

	Goodwill
	Community Banking			Retail Brokerage
	Gross	Accumulated Impairment	Total	Gross	Accumulated Impairment	Total
Balance, December 31, 2007	$719,570	$—	$719,570	$3,697	$—	$3,697
Reductions	(234)	—	(234)	—	—	—
Impairment	—	—	—	—	(982)	(982)

Balance, December 31, 2008	719,336	—	719,336	3,697	(982)	2,715
Reductions	(81)	—	(81)	—	—	—
Impairment	—	(111,952)	(111,952)	—	—	—

Balance, December 31, 2009	719,255	(111,952)	607,303	3,697	(982)	2,715
Net additions	45,954		45,954	—	—	—
Reductions	(96)	—	(96)	—	—	—

Balance, December 31, 2010	$765,113	$(111,952)	$653,161	$3,697	$(982)	$2,715

	Other Intangible Assets
	Gross	Accumulated Amortization	Net
Balance, December 31, 2007	$56,213	$(14,574)	$41,639
Amortization	—	(5,857)	(5,857)

Balance, December 31, 2008	56,213	(20,431)	35,782
Impairment	—	(804)	(804)
Amortization	—	(5,362)	(5,362)

Balance, December 31, 2009	56,213	(26,597)	29,616
Net additions	7,016	—	7,016
Reductions	(5,150)	—	(5,150)
Amortization	—	(5,389)	(5,389)

Balance, December 31, 2010	$58,079	$(31,986)	$26,093

Goodwill additions relate to the Rainier and Nevada Security acquisitions and represent the excess of the total purchase price paid over the fair values of the assets acquired, net of the fair values of liabilities assumed. Additional information on the acquisition and purchase price allocation is provided in Note 2. The reductions to goodwill include decreases of $96,000, $81,000 and $234,000 in 2010, 2009 and 2008, respectively, due to the recognition of tax benefits upon exercise of fully vested acquired stock options.

Umpqua Holdings Corporation and Subsidiaries

Intangible additions relate to the Evergreen, Rainier, and Nevada Security acquisitions and represent core deposits, which includes all deposits except certificates of deposit, and an insurance related customer relationship, which was sold in the second quarter of 2010 for the same value recorded in the purchase price allocation. The values of the core deposit intangible assets were determined by an analysis of the cost differential between the core deposits and alternative funding sources. The value of the insurance related customer relationship was determined based on market indicators. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and are also reviewed for impairment. We amortize other intangible assets on an accelerated or straight-line basis over an estimated ten to fifteen year life. No impairment losses separate from the scheduled amortization have been recognized in the periods presented.

The Company performed a goodwill impairment analysis of the Community Banking operating segment as of June 30, 2009, due to a decline in the Company’s market capitalization below book value of equity and continued weakness in the banking industry. The Company engaged an independent valuation consultant to assist us in determining whether and to what extent our goodwill asset was impaired. The results of the Company’s and valuation specialist’s step one impairment test indicated that the reporting unit’s fair value was less than its carrying value, and therefore the Company performed a step two analysis. As part of the second step of the goodwill impairment analysis, we calculated the fair value of the reporting unit’s assets and liabilities, as well as its unrecognized identifiable intangible assets, such as the core deposit intangible and trade name. Fair value adjustments to items on the balance sheet primarily related to investment securities held to maturity, loans, other real estate owned, Visa Class B common stock, deferred taxes, deposits, term debt, and junior subordinated debentures carried at amortized cost. The external valuation specialist assisted management to estimate the fair value of our unrecognized identifiable assets, such as the core deposit intangible and trade name.

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

The Company conducted its annual evaluation of goodwill for impairment at both December 31, 2010 and 2009, respectively. At December 31, 2010, in the first step of the goodwill impairment test the Company determined that the fair value of the Community Banking reporting unit exceeded its carrying amount. This determination is consistent with the events occurring after the Company recognized the $112.0 million impairment of goodwill in the second quarter of 2009. First, the market capitalization and estimated fair value of the Company increased significantly subsequent to the recognition of the impairment charge, as the fair value of the Company’s stock increased 57% from June 30, 2009 to December 31, 2010. Secondly, the Company’s successful public common stock offerings in the third quarter of 2009 and first quarter of 2010 diluted the carrying value of the reporting unit’s book equity on a per share basis, against which the fair value of the reporting unit is measured. The significant assumptions and methodology utilized to test for goodwill impairment as of December 31, 2010 were consistent with those used at December 31, 2009.

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

As a result of the December 31, 2008 goodwill impairment evaluation related to the Retail Brokerage reporting segment, management determined that there was a $1.0 million impairment following the departure of certain Umpqua Investments financial advisors. The valuation of the impairment at the Retail Brokerage operating segment was determined using an income approach by discounting cash flows of forecasted earnings. The key assumptions used to estimate the fair value of each reporting unit include earnings forecasts for five years, a terminal value based on expected future growth rates, and a discount rate reflective of current market conditions. The Company evaluated the Retail Brokerage reporting segment’s goodwill for impairment as of December 31, 2010. The first step of the goodwill impairment test indicated that the reporting unit’s fair value exceeded its carrying value, therefore, no additional impairment was recognized.

In 2009, the Company recognized an $804,000 impairment related to the merchant servicing portfolio as a result of a decrease in the actual and expected future cash flows related to the income stream. Additional information on intangible assets related to acquisitions is provided in Note 2.

Umpqua Holdings Corporation and Subsidiaries

The table below presents the forecasted amortization expense for intangible assets acquired in all mergers:

(in thousands)

Year	Expected Amortization
2011	$4,948
2012	4,795
2013	4,623
2014	4,403
2015	4,182
Thereafter	3,142

$26,093

NOTE 10.     MORTGAGE SERVICING RIGHTS

The following table presents the changes in the Company’s mortgage servicing rights (“MSR”) for the years ended December 31, 2010, 2009 and 2008:

(in thousands)

	2010	2009	2008
Balance, beginning of year	$12,625	$8,205	$10,088
Additions for new mortgage servicing rights capitalized	5,645	7,570	2,694
Acquired mortgage servicing rights	62	—	—
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(1,598)	(3,469)	(1,270)
Other(2)	(2,280)	319	(3,307)

Balance, end of year	$14,454	$12,625	$8,205

Balance of loans serviced for others	$1,603,414	$1,277,832	$955,494
MSR as a percentage of serviced loans	0.90%	0.99%	0.86%

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2)	Represents changes due to collection/realization of expected cash flows over time.

The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in mortgage banking revenue on the Consolidated Statements of Operations, were $3.9 million, $3.0 million and $2.5 million, respectively, for the years ended December 31, 2010, 2009 and 2008.

In 2007, the Company began using derivative instruments to hedge the risk of changes in the fair value of MSR due to changes in interest rates. Starting in late February 2008 and continuing into March 2008, the bond markets experienced extraordinary volatility. This volatility resulted in widening spreads and price declines on the derivative instruments that were not offset by corresponding gains in the MSR asset. As a result, a $2.4 million charge was recognized within mortgage banking revenue in the first quarter of 2008. In March 2008, the Company suspended the MSR hedge strategy, given the continued volatility.

NOTE 11.     NON-COVERED OTHER REAL ESTATE OWNED, NET

The following table presents the changes in other real estate owned (“OREO”), net of valuation allowance, for the years ended December 31, 2010, 2009 and 2008:

(in thousands)

	2010	2009	2008
Balance, beginning of period	$24,566	$27,898	$6,943
Additions to OREO	41,491	50,914	44,587
Dispositions of OREO	(29,192)	(41,999)	(18,548)
Valuation adjustments in the period	(4,074)	(12,247)	(5,084)

Balance, end of period	$32,791	$24,566	$27,898

OREO properties are recorded at the lower of the recorded investment in the loan (prior to foreclosure) or the fair market value of the property less expected selling costs. The Company recognized valuation allowances of $2.4 million, $11.4 million and $3.5 million on its OREO balances as of December 31, 2010, 2009 and 2008, respectively. Valuation allowances on OREO balances are based on updated appraisals of the underlying properties as received during a period or management’s authorization to reduce the selling price of a property during the period.

During the year, residential properties were purchased from two executives of the company as part of their relocation. The price paid by the company was the average value of two separate independent appraisals. At year end these properties represented $2.2 million of the total non-covered OREO balance.

NOTE 12.     OTHER ASSETS

Other assets consisted of the following at December 31, 2010 and 2009:

(in thousands)

	2010	2009
Cash surrender value of life insurance policies	$90,161	$86,853
Due from FDIC	36,461	7,977
Accrued interest receivable	30,307	29,261
Prepaid FDIC deposit assessment	29,369	42,206
Deferred tax assets, net	9,649	16,881
Equity method investments	8,377	7,247
Investment in unconsolidated Trusts	6,933	6,933
Income taxes receivable	516	24,071
Other	30,692	29,953

Total	$242,465	$251,382

The amount due from the FDIC at December 31, 2010 relates to the FDIC-assisted acquisitions of Evergreen, Rainier, and Nevada Security. See further discussion at Note 7. The amount due from the FDIC at December 31, 2009 relates to the FDIC-assisted purchase and assumption of certain assets and liabilities of the Bank of Clark County and was collected in the first quarter of 2010.

The Company invests in limited partnerships that operate qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. The Company accounts for the investments under the equity method. The Company’s remaining capital commitments to these partnerships at December 31, 2010 and 2009 were approximately $1.9 million and $199,000, respectively. Such amounts are included in other liabilities on the consolidated balance sheets.

Also see Note 18 for information on the Company’s investment in Trusts.

Umpqua Holdings Corporation and Subsidiaries

NOTE 13.    INCOME TAXES

The following table presents the components of income tax (benefit) expense attributable to continuing operations included in the Consolidated Statements of Operations for the years ended December 31:

(in thousands)

	Current	Deferred	Total
YEAR ENDED DECEMBER 31, 2010:
Federal	$(1,714)	$6,364	$4,650
State	3,126	(1,971)	1,155

	$1,412	$4,393	$5,805

YEAR ENDED DECEMBER 31, 2009:
Federal	$(24,339)	$(7,471)	$(31,810)
State	1,762	(10,889)	(9,127)

	$(22,577)	$(18,360)	$(40,937)

YEAR ENDED DECEMBER 31, 2008:
Federal	$8,178	$10,949	$19,127
State	4,066	(1,060)	3,006

	$12,244	$9,889	$22,133

The following table presents a reconciliation of income taxes computed at the Federal statutory rate to the actual effective rate for the years ended December 31:

	2010	2009	2008
Statutory Federal income tax rate	35.0%	35.0%	35.0%
Goodwill impairment	—	-20.0%	0.5%
State tax, net of Federal income tax	2.5%	2.9%	3.2%
Tax-exempt income	-13.6%	2.2%	-5.4%
Tax credits	-5.5%	1.0%	-2.9%
Other	-1.4%	-0.1%	-0.2%

Effective income tax rate	17.0%	21.0%	30.2%

The following table reflects the effects of temporary differences that give rise to the components of the net deferred tax asset (recorded in other assets on the consolidated balance sheets) as of December 31:

(in thousands)

	2010	2009
DEFERRED TAX ASSETS:
Covered loans	$49,334	$—
Allowance for loan and lease losses	41,084	43,529
Tax credits	13,289	13,871
Other real estate owned	11,873	4,369
Accrued severance and deferred compensation	10,690	10,445
Net operating loss carryforwards	8,897	3,386
Non-covered loans	3,401	1,927
Basis differences of stock and securities	2,998	2,842
Discount on trust preferred securities	2,753	2,891
Other	7,719	7,579

Total gross deferred tax assets	152,038	90,839

DEFERRED TAX LIABILITIES:
FDIC indemnification asset	73,719	—
Fair market value adjustment on junior subordinated debentures	20,801	19,734
Unrealized gain on investment securities	16,966	17,290
Mortgage servicing rights	5,782	4,974
Premises and equipment depreciation	5,581	4,334
Intangibles	5,228	12,943
Other	5,136	5,062
Leased assets	4,879	5,196
Deferred loan fees	4,297	4,425

Total gross deferred tax liabilities	142,389	73,958

Net deferred tax assets	$9,649	$16,881

The Company has determined that it is not required to establish a valuation allowance for the deferred tax assets as management believes it is more likely than not that the deferred tax assets of $152.0 million and $90.8 million at December 31, 2010 and 2009, respectively, will be realized principally through carry-back to taxable income in prior years and future reversals of existing taxable temporary differences. Management further believes that future taxable income will be sufficient to realize the benefits of temporary deductible differences that cannot be realized through carry-back to prior years or through the reversal of future temporary taxable differences.

The tax credits consist of state tax credits of $8.9 million and $9.5 million at December 31, 2010 and 2009, respectively, and $4.3 million and $4.3 million of alternative minimum tax and federal low income housing credits at December 31, 2010 and 2009 separately. The state tax credits, comprised primarily of State of Oregon Business Energy Tax Credits (“BETC”), will be utilized to offset future state income taxes. The Company made its first BETC purchase in 2004, and has made subsequent BETC purchases in each year thereafter. Most of the state tax credits benefit a five-year period, with an eight-year carry-forward allowed. Federal low income housing credits have a twenty-year carry forward and the alternative minimum tax credits may be carried forward indefinitely. Management believes, based upon the Company’s historical performance, that the deferred tax assets relating to these tax credits will be realized in the normal course of operations, and, accordingly, management has not reduced these deferred tax assets by a valuation allowance.

The Company has federal and state net operating loss carry forwards of $8.9 million at December 31, 2010. The federal net operating losses may be carried forward twenty years. The state net operating losses may be carried forward twenty years in California and fifteen years in Oregon. Management believes, based upon the Company’s historical performance, that the

Umpqua Holdings Corporation and Subsidiaries

deferred tax assets relating to federal and state net operating losses will be realized in the normal course of operations, and, accordingly, management has not reduced these deferred tax assets by a valuation allowance.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as the Oregon and California state jurisdictions. Except for the California amended returns of an acquired institution for the tax years 2001, 2002, and 2003, and only as it relates to the net interest deduction taken on these amended returns, the Company is no longer subject to U.S. federal or Oregon state tax authority examinations for years before 2007 and California state tax authority examinations for years before 2004. The Internal Revenue Service concluded an examination of the Company’s U.S. income tax returns for 2006 through 2008 in 2010. The results of these examinations had no significant impact on the Company’s financial statements.

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

The Company recorded a reduction in its liability for unrecognized tax benefits relating to California tax incentives and temporary differences in the amount of $1.7 million and $1.2 million during 2010 and 2009, respectively. The Company had gross unrecognized tax benefits recorded as of December 31, 2010 and 2009 in the amounts of $590,000 and $2.3 million, respectively. If recognized the unrecognized tax benefit would impact the 2010 annual effective tax rate by 1.1%. During 2010, the Company also accrued $194,000 of interest related to unrecognized tax benefits, which is reported by the Company as a component of tax expense. As of December 31, 2010, the accrued interest related to unrecognized tax benefits is $171,000.

Detailed below is a reconciliation of the Company’s unrecognized tax benefits, gross of any related tax benefits, for the years ended December 31, 2010 and 2009, respectively:

(in thousands)

	2010	2009
Balance, beginning of period	$2,263	$1,042
Changes based on tax positions related to the current year	—	692
Changes based on tax positions related to prior years	(1,674)	589
Reductions for tax positions of prior years	—	(60)

Balance, end of period	$589	$2,263

NOTE 14.    INTEREST BEARING DEPOSITS

The following table presents the major types of interest bearing deposits at December 31, 2010 and 2009:

(in thousands)

	2010	2009
Negotiable order of withdrawal (NOW)	$927,224	$872,184
Savings and money market	3,817,245	2,813,805
Time, $100,000 and over	2,191,055	1,603,410
Time less than $100,000	881,594	752,703

Total interest bearing deposits	$7,817,118	$6,042,102

The following table presents interest expense for each deposit type for the years ended December 31, 2010, 2009 and 2008:

(in thousands)

	2010	2009	2008
NOW	$4,677	$4,884	$8,005
Savings and money market	26,955	27,457	47,734
Time, $100,000 and over	31,735	36,070	42,690
Other time less than $100,000	12,874	20,331	30,941

Total interest on deposits	$76,241	$88,742	$129,370

The following table presents the scheduled maturities of time deposits as of December 31, 2010:

(in thousands)

Year	Amount
2011	$2,504,650
2012	276,845
2013	234,327
2014	22,658
2015	31,740
Thereafter	2,429

Total time deposits	$3,072,649

The following table presents the remaining maturities of time deposits of $100,000 or more as of December 31, 2010:

(in thousands)

Year	Amount
Three months or less	$642,060
Over three months through six months	325,706
Over six months through twelve months	839,661
Over twelve months	383,628

Time, $100,000 and over	$2,191,055

NOTE 15.    SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The following table presents information regarding securities sold under agreements to repurchase at December 31, 2010 and 2009:

(dollars in thousands)

	Repurchase Amount	Weighted Average Interest Rate	Carrying Value of Underlying Assets	Market Value of Underlying Assets
December 31, 2010	$73,759	0.66%	$75,305	$75,305
December 31, 2009	$45,180	1.05%	$46,166	$46,166

The securities underlying agreements to repurchase entered into by the Bank are for the same securities originally sold, with a one-day maturity. In all cases, the Bank maintains control over the securities. Securities sold under agreements to repurchase averaged approximately $54.7 million, $56.8 million and $47.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. The maximum amount outstanding at any month end for the years ended December 31, 2010, 2009 and 2008 was $73.8 million, $64.3 million and $55.6 million, respectively. Investment securities are pledged as collateral in an amount equal to or greater than the repurchase agreements.

Umpqua Holdings Corporation and Subsidiaries

NOTE 16.    FEDERAL FUNDS PURCHASED

At December 31, 2010 and 2009, the Company had no outstanding federal funds purchased balances. The Bank had available lines of credit with the FHLB totaling $1.9 billion at December 31, 2010. The Bank had available lines of credit with the Federal Reserve totaling $289.4 million subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $125.0 million at December 31, 2010. At December 31, 2010, the lines of credit had interest rates ranging from 0.30% to 3.00%. Availability of the lines is subject to federal funds balances available for loan, continued borrower eligibility and are reviewed and renewed periodically throughout the year. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

NOTE 17.    TERM DEBT

The Bank had outstanding secured advances from the FHLB and other creditors at December 31, 2010 and 2009 of $262.8 million and $76.3 million, respectively.

The following table summarizes the future contractual maturities of borrowed funds (excluding the remaining unamortized purchase accounting adjustments relating to the Rainier acquisition of $12.2 million) as of December 31, 2010:

(dollars in thousands)

Year	Amount
2011	$5,000
2012	—
2013	—
2014	—
2015	—
Thereafter	245,528

Total borrowed funds	$250,528

The maximum amount outstanding from the FHLB under term advances at month end during 2010 and 2009 was $355.2 million and $205.9 million, respectively. The average balance outstanding on FHLB term advances during 2010 and 2009 was $247.5 million and $129.2 million, respectively. The average interest rate on the borrowings (excluding the accretion of purchase accounting adjustments) was 4.41% in 2010 and 3.59% in 2009. The FHLB requires the Bank to maintain a required level of investment in FHLB and sufficient collateral to qualify for notes. The Bank has pledged as collateral for these notes all FHLB stock, all funds on deposit with the FHLB, and its investments and commercial real estate portfolios, accounts, general intangibles, equipment and other property in which a security interest can be granted by the Bank to the FHLB.

NOTE 18.    JUNIOR SUBORDINATED DEBENTURES

As of December 31, 2010, the Company had 14 wholly-owned trusts (“Trusts”), including a Master Trust formed in 2007 to issue two separate series of trust preferred securities, that were formed to issue trust preferred securities and related common securities of the Trusts and are not consolidated. Nine Trusts, representing aggregate total obligations of approximately $96.0 million (fair value of approximately $107.3 million as of the merger date), were assumed in connection with previous mergers.

Following is information about the Trusts as of December 31, 2010:

Junior Subordinated Debentures

(dollars in thousands)

Trust Name	Issue Date	Issued Amount	Carrying Value(1)	Rate(2)		Effective Rate(3)	Maturity Date	Redemption Date
AT FAIR VALUE:
Umpqua Statutory Trust II	October 2002	$20,619	$13,846	Floating	(4)	11.62%	October 2032	October 2007
Umpqua Statutory Trust III	October 2002	30,928	21,007	Floating	(5)	11.62%	November 2032	November 2007
Umpqua Statutory Trust IV	December 2003	10,310	6,467	Floating	(6)	11.64%	January 2034	January 2009
Umpqua Statutory Trust V	December 2003	10,310	6,459	Floating	(6)	11.64%	March 2034	March 2009
Umpqua Master Trust I	August 2007	41,238	20,348	Floating	(7)	11.69%	September 2037	September 2012
Umpqua Master Trust IB	September 2007	20,619	12,561	Floating	(8)	11.65%	December 2037	December 2012

		134,024	80,688

AT AMORTIZED COST:
HB Capital Trust I	March 2000	5,310	6,385	10.875%		8.17%	March 2030	March 2010
Humboldt Bancorp Statutory Trust I	February 2001	5,155	5,935	10.200%		8.20%	February 2031	February 2011
Humboldt Bancorp Statutory Trust II	December 2001	10,310	11,432	Floating	(9)	3.05%	December 2031	December 2006
Humboldt Bancorp Statutory Trust III	September 2003	27,836	30,735	Floating	(10)	2.52%	September 2033	September 2008
CIB Capital Trust	November 2002	10,310	11,263	Floating	(5)	3.03%	November 2032	November 2007
Western Sierra Statutory Trust I	July 2001	6,186	6,186	Floating	(11)	3.87%	July 2031	July 2006
Western Sierra Statutory Trust II	December 2001	10,310	10,310	Floating	(9)	3.90%	December 2031	December 2006
Western Sierra Statutory Trust III	September 2003	10,310	10,310	Floating	(12)	3.19%	September 2033	September 2008
Western Sierra Statutory Trust IV	September 2003	10,310	10,310	Floating	(12)	3.19%	September 2033	September 2008

		96,037	102,866

	Total	$230,061	$183,554

(1)	Includes purchase accounting adjustments, net of accumulated amortization, for junior subordinated debentures assumed in connection with previous mergers as well as fair value adjustments related to trusts recorded at fair value.
(2)	Contractual interest rate of junior subordinated debentures.
(3)	Effective interest rate based upon the carrying value as of December 2010.
(4)	Rate based on LIBOR plus 3.35%, adjusted quarterly.
(5)	Rate based on LIBOR plus 3.45%, adjusted quarterly.
(6)	Rate based on LIBOR plus 2.85%, adjusted quarterly.
(7)	Rate based on LIBOR plus 1.35%, adjusted quarterly.

Umpqua Holdings Corporation and Subsidiaries

(8)	Rate based on LIBOR plus 2.75%, adjusted quarterly.
(9)	Rate based on LIBOR plus 3.60%, adjusted quarterly.
(10)	Rate based on LIBOR plus 2.95%, adjusted quarterly.
(11)	Rate based on LIBOR plus 3.58%, adjusted quarterly.
(12)	Rate based on LIBOR plus 2.90%, adjusted quarterly.

The $230.1 million of trust preferred securities issued to the Trusts as of December 31, 2010 and 2009, with carrying values of $183.6 and $188.9 million, respectively, are reflected as junior subordinated debentures in the consolidated balance sheets. The common stock issued by the Trusts is recorded in other assets in the consolidated balance sheets, and totaled $6.9 million at December 31, 2010 and 2009.

All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of December 31, 2010, under guidance issued by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Effective April 11, 2005, the Federal Reserve Board adopted a rule that permits the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. The Federal Reserve Board rule, with a five-year transition period set to end on March 31, 2009, would have limited the aggregate amount of trust preferred securities and certain other restricted core capital elements to 25% of Tier 1 capital, net of goodwill and any associated deferred tax liability. The rule allowed the amount of trust preferred securities and certain other elements in excess of the limit to be included in Tier 2 capital, subject to restrictions. In response to the stressed conditions in the financial markets and in order to promote stability in the financial markets and the banking industry, on March 17, 2009, the Federal Reserved adopted a new rule that delayed the effective date of the new limits on the inclusion of trust preferred securities and other restricted core capital elements in Tier 1 capital until March 31, 2011. At December 31, 2010, the Company’s restricted core capital elements were 18.8% of total core capital, net of goodwill and any associated deferred tax liability.

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

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law which, among other things, limits the ability of certain bank holding companies to treat trust preferred security debt issuances as Tier 1 capital. This law may require many banks to raise new Tier 1 capital and will effectively close the trust-preferred securities markets from offering new issuances in the future. As a result of this legislation, our third-party pricing service noted that they were no longer to able to provide reliable fair value estimates related to these liabilities given the absence of observable or comparable transactions in the market place in recent history or as anticipated into the future. As a result, management evaluated current market conditions and determined that the 11.6% effective yield utilized to discount the junior subordinated debentures, and the related prices, to determine fair value as of March 31, 2010 continued to represent appropriate estimates of the fair value of these liabilities. Since the Company had less than $15 billion in assets at December 31, 2009, under the Dodd-Frank Act, the Company will be able to continue to include its existing trust preferred securities in Tier 1 capital.

In the third quarter of 2010, the Company began utilizing a discounted cash flow model to measure these instruments at fair value each reporting period, which will have the long-term effect of amortizing the cumulative fair value discount of $53.3 million, as of December 31, 2010, over each junior subordinated debentures expected term, to eventually return the carrying value of these instruments to their notional values at their expected redemption dates. This will result in recognizing losses on junior subordinated debentures carried at fair value on a quarterly basis within non-interest income. For additional assurance, we obtained a valuation from a third-party to validate the results of our model at December 31, 2010. The results of the valuation were consistent with the results of our internal model. The Company will continue to monitor activity in the trust preferred markets to validate the 11.6% effective yield utilized. Observable activity in the junior subordinated debenture and related markets in future periods may change the effective rate used to discount these liabilities, and could result in additional fair value adjustments (gains or losses on junior subordinated debentures measured at fair value) above the periodic change in fair value under the effective yield method.

For the years ended December 31, 2010, 2009 and 2008, we recorded gains of $5.0 million, $6.5 million and $38.9 million, respectively, resulting from the change in fair value of the junior subordinated debentures recorded at fair value. The change in fair value of the junior subordinated debentures carried at fair value during these periods primarily result from the widening of the credit risk adjusted spread. Management believes that the credit risk adjusted spread being utilized is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. In management’s estimation, the change in fair value of the junior subordinated debentures during the periods represent changes in the market’s nonperformance risk expectations and pricing of this type of debt, and not as a result of changes to our entity-specific credit risk. Any gains recognized are recorded in gain on junior subordinated debentures carried at fair value within non-interest income. The contractual interest expense on junior subordinated debentures continues to be recorded on an accrual basis and is reported in interest expense. The junior subordinated debentures recorded at fair value of $80.7 million had contractual unpaid principal amounts of $134.0 million outstanding as of December 31, 2010. The junior subordinated debentures recorded at fair value of $85.7 million had contractual unpaid principal amounts of $134.0 million outstanding as of December 31, 2009.

Umpqua Holdings Corporation and Subsidiaries

NOTE 19.    EMPLOYEE BENEFIT PLANS

Employee Savings Plan—Substantially all of the Bank’s and Umpqua Investments’ employees are eligible to participate in the Umpqua Bank 401(k) and Profit Sharing Plan (the “Umpqua 401(k) Plan”), a defined contribution and profit sharing plan sponsored by the Company. Employees may elect to have a portion of their salary contributed to the plan in conformity with Section 401(k) of the Internal Revenue Code. At the discretion of the Company’s Board of Directors, the Company may elect to make matching and/or profit sharing contributions to the Umpqua 401(k) Plan based on profits of the Bank. The Company’s contributions under the plan charged to expense amounted to $2.2 million, $2.1 million and $2.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Supplemental Retirement Plan—The Company has established the Umpqua Holdings Corporation Deferred Compensation & Supplemental Retirement Plan (the “DC/SRP”), a nonqualified deferred compensation plan to help supplement the retirement income of certain highly compensated executives selected by resolution of the Company’s Board of Directors. The DC/SRP has two components, a supplemental retirement plan (“SRP”) and a deferred compensation plan (“DCP”). The Company may make discretionary contributions to the SRP. For the years ended December 31, 2010, 2009 and 2008, the Company’s matching contribution charged to expense for these supplemental plans totaled $56,000, $6,000 and $73,000, respectively. The plan balances at December 31, 2010 and 2009 were $387,000 and $358,000, respectively, and are recorded in other liabilities. Under the DCP, eligible officers may elect to defer up to 50% of their salary into a plan account. The plan balance was $300,000 and $142,000 at December 31, 2010 and 2009, respectively.

Salary Continuation Plans—The Bank sponsors various salary continuation plans for the CEO and certain retired employees. These plans are unfunded, and provide for the payment of a specified amount on a monthly basis for a specified period (generally 10 to 20 years) after retirement. In the event of a participant employee’s death prior to or during retirement, the Bank is obligated to pay to the designated beneficiary the benefits set forth under the plan. At December 31, 2010 and 2009, liabilities recorded for the estimated present value of future salary continuation plan benefits totaled $16.3 million and $15.6 million, respectively, and are recorded in other liabilities. For the years ended December 31, 2010, 2009 and 2008, expense recorded for the salary continuation plan benefits totaled $1.8 million, $1.8 million and $1.9 million, respectively.

Deferred Compensation Plans and Rabbi Trusts—The Bank from time to time adopts deferred compensation plans that provide certain key executives with the option to defer a portion of their compensation. In connection with prior acquisitions, the Bank assumed liability for certain deferred compensation plans for key employees, retired employees and directors. Subsequent to the effective date of the acquisitions, no additional contributions were made to these plans. At December 31, 2010 and 2009, liabilities recorded in connection with deferred compensation plan benefits totaled $3.0 million and $5.0 million, respectively, and are recorded in other liabilities.

The Bank has established and sponsors, for some deferred compensation plans assumed in connection with prior mergers, irrevocable trusts commonly referred to as “Rabbi Trusts.” The trust assets (generally cash and trading assets) are consolidated in the Company’s balance sheets and the associated liability (which equals the related asset balances) is included in other liabilities. The asset and liability balances related to these trusts as of December 31, 2010 and 2009 were $1.5 million and $1.6 million, respectively.

The Bank has purchased, or acquired through mergers, life insurance policies in connection with the implementation of certain executive supplemental income, salary continuation and deferred compensation retirement plans. These policies provide protection against the adverse financial effects that could result from the death of a key employee and provide tax-exempt income to offset expenses associated with the plans. It is the Bank’s intent to hold these policies as a long-term investment. However, there will be an income tax impact if the Bank chooses to surrender certain policies. Although the lives of individual current or former management-level employees are insured, the Bank is the owner and sole or partial beneficiary. At December 31, 2010 and 2009, the cash surrender value of these policies was $90.2 million and $86.9 million, respectively. At December 31, 2010 and 2009, the Bank also had liabilities for post-retirement benefits payable to other partial beneficiaries under some of these life insurance policies of $1.4 million and $1.3 million, respectively. The Bank is exposed to credit risk to the extent an insurance company is unable to fulfill its financial obligations under a policy. In order to mitigate this risk, the Bank uses a variety of insurance companies and regularly monitors their financial condition.

NOTE 20.    COMMITMENTS AND CONTINGENCIES

Lease Commitments—The Company leases 137 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term. In addition, in connection with the Nevada Security acquisition, the Company has the option to purchase one of these leased facilities, which is expected to be resolved in first quarter 2011.

Rent expense for the years ended December 31, 2010, 2009 and 2008 was $15.3 million, $13.0 million and $12.7 million, respectively. Rent expense was offset by rent income of $1.0 million, $555,000 and $668,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

The following table sets forth, as of December 31, 2010, the future minimum lease payments under non-cancelable operating leases and future minimum income receivable under non-cancelable operating subleases:

(in thousands)

	Lease Payments	Sublease Income
2011	$14,814	$1,113
2012	13,302	790
2013	11,403	513
2014	10,010	320
2015	8,051	280
Thereafter	24,855	200

Total	$82,435	$3,216

Financial Instruments with Off-Balance-Sheet Risk—The Company’s financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank’s business and involve elements of credit, liquidity and interest rate risk. The following table presents a summary of the Bank’s commitments and contingent liabilities:

(in thousands)

As of December 31, 2010
Commitments to extend credit	$1,010,928
Commitments to extend overdrafts	$224,313
Forward sales commitments	$108,600
Commitments to originate loans held for sale	$57,431
Standby letters of credit	$55,180

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

Umpqua Holdings Corporation and Subsidiaries

creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral varies but may include cash, accounts receivable, inventory, premises and equipment and income-producing commercial properties.

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including international trade finance, commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank has not been required to perform on any financial guarantees but incurred no losses and $23,000 in connection with standby letters of credit during the years ended December 31, 2010 and 2009. The Bank has not been required to perform on any financial guarantees and did not incur any losses in connection with standby letters of credit during the year ended December 31, 2008. At December 31, 2010, approximately $26.7 million of standby letters of credit expire within one year, and $28.5 million expire thereafter. Upon issuance, the Company recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. Fees are recognized ratably over the term of the standby letter of credit. The fair value of guarantees associated with standby letters of credit was $207,000 as of December 31, 2010.

At December 31, 2010 and 2009, the reserve for unfunded commitments, which is included in other liabilities on the consolidated balance sheet, was $818,000 and $731,000, respectively. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amounts of commitments, loss experience, and economic conditions.

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

As of December 31, 2010, the value of the Class A shares was $70.38 per share. Utilizing the conversion ratio effective October 2010, the value of unredeemed Class A equivalent shares owned by the Company was $16.8 million as of December 31, 2010, and has not been reflected in the accompanying financial statements.

In the ordinary course of business, various claims and lawsuits are brought by and against the Company, the Bank and Umpqua Investments. In the opinion of management, there is no pending or threatened proceeding in which an adverse decision could result in a material adverse change in the Company’s consolidated financial condition or results of operations.

Concentrations of Credit Risk—The Company grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington, California and Nevada. In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 82% and 81%, respectively, of the Company’s loan and lease portfolio at December 31, 2010 and 2009. Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Company’s primary market areas in particular, such as was seen with the deterioration in the residential development market since 2007 and aspects of our commercial real estate, commercial construction and commercial loan portfolios, could have an adverse impact on the repayment of these loans. Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

NOTE 21.    DERIVATIVES

The Company may use derivatives to hedge the risk of changes in the fair values of interest rate lock commitments, residential mortgage loans held for sale, and mortgage servicing rights. None of the Company’s derivatives are designated as hedging

Umpqua Holdings Corporation and Subsidiaries

instruments. Rather, they are accounted for as free-standing derivatives, or economic hedges, with changes in the fair value of the derivatives reported in income. The Company primarily utilizes forward interest rate contracts in its derivative risk management strategy.

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates (“MBS TBAs”) in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position. There were no counterparty default losses on forward contracts in 2010, 2009 or 2008. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At December 31, 2010, the Bank had commitments to originate mortgage loans held for sale totaling $57.4 million and forward sales commitments of $108.6 million.

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

The following tables summarize the types of derivatives, separately by assets and liabilities, their locations on the consolidated balance sheets, and the fair values of such derivatives as of December 31, 2010 and 2009:

(in thousands)

Underlying Risk Exposure	Description	Balance Sheet Location	2010	2009
Asset Derivatives
Interest rate contracts	Rate lock commitments	Other assets	$306	$124
Interest rate contracts	Forward sales commitments	Other assets	754	845

Total asset derivatives			$1,060	$969

Liability Derivatives
Interest rate contracts	Rate lock commitments	Other liabilities	$170	$133
Interest rate contracts	Forward sales commitments	Other liabilities	191	—

Total liability derivatives			$361	$133

The following table summarizes the types of derivatives, their location on the Consolidated Statements of Operations, and the losses recorded in 2010, 2009 and 2008:

(in thousands)

Underlying Risk Exposure	Description	Income Statement Location	2010	2009	2008
Interest rate contracts	Rate lock commitments	Mortgage banking revenue	$146	$(1,176)	$1,099
Interest rate contracts	Forward sales commitments	Mortgage banking revenue	(3,034)	(255)	(184)
Interest rate contracts	MSR hedge instruments	Mortgage banking revenue	—	—	(2,398)

Total			$(2,888)	$(1,431)	$(1,483)

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

NOTE 22.    SHAREHOLDERS’ EQUITY

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

On August 13, 2009, the Company raised $258.7 million through a public offering by issuing 26,538,461 shares of the Company’s common stock, including 3,461,538 shares pursuant to the underwriters’ over-allotment option, at a share price of $9.75 per share. The net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses were $245.7 million. The net proceeds from the offering qualify as Tier 1 capital and will be used for general corporate purposes, which may include capital to support growth and acquisition opportunities, and it positioned the Company for redemption of preferred stock issued to the U.S. Treasury under the Capital Purchase Program. In connection with the Company’s public offering in the third quarter of 2009, the number of shares of common stock underlying the warrant held by the U.S. Treasury was reduced by 50%, to 1,110,898 shares.

On February 3, 2010, the Company raised $303.6 million through a public offering by issuing 8,625,000 shares of the Company’s common stock, including 1,125,000 shares pursuant to the underwriters’ over-allotment option, at a share price of $11.00 per share and 18,975,000 depository shares, including 2,475,000 depository shares pursuant to the underwriter’s over-allotment option, also at a price of $11.00 per share. Fractional interests (1/100th) in each share of the Series B Common Stock Equivalent were represented by the 18,975,000 depositary shares; as a result, each depository share would convert into one share of common stock. The net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses were $288.1 million. The net proceeds from the offering were used to redeem the preferred stock issued to the United States Department of the Treasury (U.S. Treasury) under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”), to fund FDIC-assisted acquisition opportunities and for general corporate purposes.

On February 17, 2010, the Company redeemed all of the outstanding Fixed Rate Cumulative Perpetual Preferred Stock, Series A, issued to the U.S. Treasury under the TARP CPP for an aggregate purchase price of $214.2 million. As a result of the repurchase of the Series A preferred stock, the Company incurred a one-time deemed dividend of $9.8 million due to the accelerated amortization of the remaining issuance discount on the preferred stock.

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

Umpqua Holdings Corporation and Subsidiaries

Stock Plans—The Company’s 2007 Long Term Incentive Plan (“2007 LTI Plan”) authorizes the award of up to 1 million restricted stock unit grants, which are subject to performance-based vesting as well as other approved vesting conditions. The Company’s 2003 Stock Incentive Plan (“2003 Plan”) provides for grants of up to 4 million shares. The 2003 Plan terminates June 30, 2015, but it may be extended with the approval of the board and shareholders. The 2003 Plan further provides that no grants may be issued if existing options and subsequent grants under the 2003 Plan exceed 10% of the Company’s outstanding shares on a diluted basis. Under the terms of the 2003 Plan, options and awards generally vest ratably over a period of five years, the exercise price of each option equals the market price of the Company’s common stock on the date of the grant, and the maximum term is ten years.

The Company has options outstanding under two prior plans adopted in 1995 and 2000, respectively. With the adoption of the 2003 Plan, no additional grants can be issued under the previous plans. The Company also assumed various plans in connection with mergers and acquisitions but does not make grants under those plans.

The following table summarizes information about stock option activity for the years ended December 31, 2010, 2009 and 2008:

(shares in thousands)

	2010		2009		2008
	Options Outstanding	Weighted Avg. Exercise Price	Options Outstanding	Weighted Avg. Exercise Price	Options Outstanding	Weighted Avg. Exercise Price
Balance, beginning of year	1,763	$15.05	1,819	$15.66	1,582	$15.94
Granted	450	$12.39	229	$9.34	527	$14.20
Exercised	(112)	$8.97	(51)	$5.93	(132)	$9.34
Forfeited/expired	(34)	$13.83	(234)	$16.20	(158)	$18.96

Balance, end of year	2,067	$14.82	1,763	$15.05	1,819	$15.66

Options exercisable, end of year	1,217	$16.65	1,071	$15.90	1,121	$15.05

The following table summarizes information about outstanding stock options issued under all plans as of December 31, 2010:

(shares in thousands)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Avg. Remaining Contractual Life (Years)	Weighted Avg. Exercise Price	Options Exercisable	Weighted Avg. Exercise Price
$4.58 to $10.37	418	6.2	$7.44	241	$6.06
$10.49 to $12.87	585	8.8	$12.12	79	$11.56
$12.90 to $15.50	432	5.4	$14.76	265	$14.49
$16.93 to $23.49	479	3.4	$21.09	479	$21.09
$24.25 to $28.43	153	4.9	$25.77	153	$25.77

	2,067	6.0	$14.82	1,217	$16.65

The compensation cost related to stock options, including costs related to unvested options assumed in connection with acquisitions, that has been charged against income (included in salaries and employee benefits) was $861,000, $1.4 million and $1.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. The total income tax benefit recognized in the income statement related to stock options was $344,000, $541,000 and $420,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The total intrinsic value (which is the amount by which the stock price exceeds the exercise price) of both options outstanding and options exercisable as of December 31, 2010, was $2.2 million and $1.5 million, respectively. The weighted average remaining contractual term of options exercisable was 4.2 years as of December 31, 2010. The total intrinsic value of options exercised was $420,000, $220,000 and $666,000, in the years ended December 31, 2010, 2009 and 2008, respectively. During the years ended December 31, 2010, 2009 and 2008, the amount of cash received from the exercise of stock options was $1.0 million, $301,000 and $1.2 million, respectively. As of December 31, 2010, there was $2.9 million of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a weighted-average period of 3.4 years.

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

(shares in thousands)

	2010		2009		2008
	Restricted Shares Outstanding	Average Grant Date Fair Value	Restricted Shares Outstanding	Average Grant Date Fair Value	Restricted Shares Outstanding	Average Grant Date Fair Value
Balance, beginning of year	187	$21.46	216	$23.42	247	$25.11
Granted	274	$12.16	26	$9.83	32	$15.18
Released	(46)	$22.23	(46)	$23.81	(42)	$25.81
Forfeited/expired	(14)	$13.32	(9)	$22.85	(21)	$26.11

Balance, end of year	401	$15.29	187	$21.46	216	$23.42

The compensation cost related to restricted stock awards that has been charged against income (included in salaries and employee benefits) was $1.9 million, $1.4 million and $1.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. The total income tax benefit recognized in the income statement related to restricted stock awards was $746,000, $548,000 and $493,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The total fair value of restricted shares vested was $571,000, $445,000 and $660,000, for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, there was $3.3 million of total unrecognized compensation cost related to nonvested restricted stock awards which is expected to be recognized over a weighted-average period of 2.8 years.

The Company grants restricted stock units as a part of the 2007 Long Term Incentive Plan for the benefit of certain executive officers. Restricted stock unit grants are subject to performance-based vesting as well as other approved vesting conditions. In the first quarter of 2008 and 2009, restricted stock units were granted to executives that cliff vest after three years based on performance and service conditions. The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the performance and service conditions set forth in the grant agreements. The following table summarizes information about restricted stock units outstanding at December 31:

(shares in thousands)

	2010		2009		2008
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance, beginning of year	335	$15.54	301	$19.48	194	$24.52
Granted	—	$—	114	$8.01	183	$14.33
Released	(16)	$24.52	(23)	$21.33	—	$—
Forfeited/expired	(94)	$24.52	(57)	$18.98	(76)	$19.95

Balance, end of year	225	$11.13	335	$15.54	301	$19.48

The compensation cost related to restricted stock units that has been charged against income (included in salaries and employee benefits) was $778,000 for the year ended December 31, 2010. For the year ended December 31, 2009, the

Umpqua Holdings Corporation and Subsidiaries

Company recorded a reversal of compensation cost of $539,000 related to restricted stock units that has been credited to salaries and employee benefits expense. The compensation cost related to restricted stock units that has been charged against income was $1.6 million for the year ended December 31, 2008. The total income tax benefit recognized in the income statement related to restricted stock units was $311,000 for the year ended December 31, 2010. The total income tax expense recognized in the income statement related to restricted stock units was $215,000 for the year ended December 31, 2009, and the total income tax benefit recognized in the income statement related to restricted stock units was $645,000 for the year ended December 31, 2008. The total fair value of restricted stock units vested and released was $213,000 and $186,000 for the years ended December 31, 2010 and 2009, respectively. No restricted stock unites were vested and released for the year ended December 31, 2008. As of December 31, 2010, there was $332,000 of total unrecognized compensation cost related to nonvested restricted stock units which is expected to be recognized over a weighted-average period of 0.6 years, assuming the current expectation of performance conditions are met.

For the years ended December 31, 2010, 2009 and 2008, the Company received income tax benefits of $406,000, $326,000, and $527,000, respectively, related to the exercise of non-qualified employee stock options, disqualifying dispositions in the exercise of incentive stock options, the vesting of restricted shares and the vesting of restricted stock units. For the year ended December 31, 2010, the Company had net tax deficiencies (tax deficiency resulting from tax deductions less than the compensation cost recognized) of $216,000, compared to net tax deficiencies of $369,000 and $195,000 for the years ended December 31, 2009 and 2008, respectively. Only cash flows from gross excess tax benefits are classified as financing cash flows.

Share Repurchase Plan—The Company’s share repurchase plan, which was approved by the Board and announced in August 2003, originally authorized the repurchase of up to 1.0 million shares. Prior to 2008, the authorization was amended to increase the repurchase limit to 6.0 million shares. On April 21, 2009, the Board of Directors approved an extension to the expiration date of the common stock repurchase plan to June 30, 2011. As of December 31, 2010, a total of 1.5 million shares remained available for repurchase. The Company repurchased no shares under the repurchase plan in 2010 or 2009. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan.

We also have certain stock option and restricted stock plans which provide for the payment of the option exercise price or withholding taxes by tendering previously owned or recently vested shares. During the year ended December 31, 2010, there were 4,515 shares tendered in connection with option exercises. During the year ended December 31, 2009, there were no shares tendered in connection with option exercises. Restricted shares cancelled to pay withholding taxes totaled 12,443 and 11,257 shares during the years ended December 31, 2010 and 2009, respectively. Restricted stock units cancelled to pay withholding taxes totaled 5,583 and 8,259 during the years ended December 31, 2010 and 2009, respectively.

NOTE 23.    REGULATORY CAPITAL

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2010, that the Company meets all capital adequacy requirements to which it is subject.

The Company’s capital amounts and ratios as of December 31, 2010 and 2009 are presented in the following table:

(dollars in thousands)

	Actual		For Capital Adequacy purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
AS OF DECEMBER 31, 2010:
Total Capital
(to Risk Weighted Assets)
Consolidated	$1,253,333	17.62%	$569,050	8.00%	$711,313	10.00%
Umpqua Bank	$1,085,839	15.27%	$568,874	8.00%	$711,093	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$1,164,226	16.36%	$284,652	4.00%	$426,978	6.00%
Umpqua Bank	$996,798	14.02%	$284,393	4.00%	$426,590	6.00%
Tier I Capital
(to Average Assets)
Consolidated	$1,164,226	10.56%	$440,995	4.00%	$551,243	5.00%
Umpqua Bank	$996,798	9.04%	$441,061	4.00%	$551,326	5.00%

AS OF DECEMBER 31, 2009:
Total Capital
(to Risk Weighted Assets)
Consolidated	$1,197,831	17.16%	$558,429	8.00%	$698,037	10.00%
Umpqua Bank	$938,653	13.46%	$557,892	8.00%	$697,365	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$1,110,311	15.91%	$279,148	4.00%	$418,722	6.00%
Umpqua Bank	$851,227	12.21%	$278,862	4.00%	$418,293	6.00%
Tier I Capital
(to Average Assets)
Consolidated	$1,110,311	12.79%	$347,243	4.00%	$434,054	5.00%
Umpqua Bank	$851,227	9.81%	$347,085	4.00%	$433,857	5.00%

The Company is a registered financial holding company under the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”), and is subject to the supervision of, and regulation by, the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank is an Oregon state chartered bank with deposits insured by the Federal Deposit Insurance Corporation (“FDIC”), and is subject to the supervision and regulation of the Director of the Oregon Department of Consumer and Business Services, administered through the Division of Finance and Corporate Securities, and to the supervision and regulation of the California Department of Financial Institutions, the Washington Department of Financial Institutions and the FDIC. As of December 31, 2010, the most recent notification from the FDIC categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. The Company is not subject to the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s regulatory capital category.

Umpqua Holdings Corporation and Subsidiaries

NOTE 24.    FAIR VALUES

The following table presents estimated fair values of the Company’s financial instruments as of December 31, 2010 and December 31, 2009, whether or not recognized or recorded at fair value in the Consolidated Balance Sheets:

(in thousands)

	2010		2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$1,004,125	$1,004,125	$605,413	$605,413
Trading securities	3,024	3,024	2,273	2,273
Securities available for sale	2,919,180	2,919,180	1,795,616	1,795,616
Securities held to maturity	4,762	4,774	6,061	6,136
Loans held for sale	75,626	75,626	33,715	33,715
Non-covered loans and leases, net	5,557,066	5,767,506	5,891,610	5,891,708
Covered loans and leases	785,898	893,682	—	—
Restricted equity securities	34,475	34,475	15,211	15,211
Mortgage servicing rights	14,454	14,454	12,625	12,625
Bank owned life insurance assets	90,161	90,161	86,853	86,853
FDIC indemnification asset	146,413	90,011	—	—
Derivatives	1,060	1,060	969	969
Visa Class B common stock	—	15,987	—	19,336

FINANCIAL LIABILITIES:
Deposits	$9,433,805	$9,464,406	$7,440,434	$7,440,631
Securities sold under agreement to repurchase	73,759	73,759	45,180	45,180
Term debt	262,760	282,127	76,274	77,130
Junior subordinated debentures, at fair value	80,688	80,688	85,666	85,666
Junior subordinated debentures, at amortized cost	102,866	65,771	103,188	69,194
Derivatives	361	361	133	133

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2010 and 2009:

(in thousands)

	Fair Value at December 31, 2010
Description	Total	Level 1	Level 2	Level 3
Trading securities
Obligations of states and political subdivisions	$1,282	$1,282	$—	$—
Equity securities	1,645	1,645	—	—
Other investments securities(1)	97	97	—	—
Available for sale securities
U.S. Treasury and agencies	118,789	—	118,789	—
Obligations of states and political subdivisions	216,726	—	216,726	—
Residential mortgage-backed securities and collateralized mortgage obligations	2,581,504	—	2,581,504	—
Other debt securities	152	—	152	—
Investments in mutual funds and other equity securities	2,009	—	2,009	—
Mortgage servicing rights, at fair value	14,454	—	—	14,454
Derivatives	1,060	—	1,060	—

Total assets measured at fair value	$2,937,718	$3,024	$2,920,240	$14,454

Junior subordinated debentures, at fair value	$80,688	$—	$—	$80,688
Derivatives	361	—	361	—

Total liabilities measured at fair value	$81,049	$—	$361	$80,688

	Fair Value at December 31, 2009
Description	Total	Level 1	Level 2	Level 3
Trading securities
Obligations of states and political subdivisions	$693	$693	$—	$—
Equity securities	1,438	1,438	—	—
Other investments securities(1)	142	142	—	—
Available for sale securities
U.S. Treasury and agencies	11,794	—	11,794	—
Obligations of states and political subdivisions	211,825	—	211,825	—
Residential mortgage-backed securities and collateralized mortgage obligations	1,569,849	—	1,569,849	—
Other debt securities	159	—	159	—
Investments in mutual funds and other equity securities	1,989	—	1,989	—
Mortgage servicing rights, at fair value	12,625	—	—	12,625
Derivatives	969	—	969	—

Total assets measured at fair value	$1,811,483	$2,273	$1,796,585	$12,625

Junior subordinated debentures, at fair value	$85,666	$—	$—	$85,666
Derivatives	133	—	133	—

Total liabilities measured at fair value	$85,799	$—	$133	$85,666

(1)	Principally represents U.S. Treasury and agencies or residential mortgage-backed securities issued or guaranteed by governmental agencies.

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

Non-covered Loans—Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, including commercial, real estate and consumer loans. Each loan category is further segregated by fixed and variable rate. For variable rate loans, carrying value approximates fair value. Effective in the second quarter of 2010, the fair value of fixed rate loans is calculated by discounting contractual cash flows at rates which similar loans are currently being made. These amounts are discounted further by embedded probable losses expected to be realized in the portfolio.

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

Umpqua Holdings Corporation and Subsidiaries

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

FDIC Indemnification Asset—The FDIC indemnification asset is calculated as the expected future cash flows under the loss-share agreement discounted by a rate reflective of the creditworthiness of the FDIC as would be required from the market.

Deposits—The fair value of deposits with no stated maturity, such as non-interest bearing deposits, savings and interest checking accounts, and money market accounts, is equal to the amount payable on demand as of December 31, 2010 and 2009. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law which, among other things, limits the ability for certain bank holding companies to treat trust preferred security debt issuances as Tier 1 capital. It is anticipated that this law may require many banks to raise new Tier 1 capital and would effectively close the trust-preferred securities markets from offering new issuances in the future. As a result of this legislation, our third-party pricing service noted that they are no longer to able to provide reliable fair value estimates related to these liabilities given the absence of observable or comparable transactions in the market place in recent history or as anticipated into the future. As a result, Management evaluated current market conditions and determined that the 11.6% effective yield utilized to discount the junior subordinated debentures, and the related prices, to determine fair value as of March 31, 2010, continued to represent appropriate estimates the fair value of these liabilities as of December 31, 2010.

In the third quarter of 2010, the Company began utilizing a discounted cash flow model to measure these instruments at fair value, which will have the long-term effect of amortizing the cumulative fair value discount of $53.3 million, as of December 31, 2010, over each junior subordinated debentures expected term, to eventually return the carrying value of these instruments to their notional values at their expected redemption dates. This will result in recognizing losses on junior subordinated debentures carried at fair value on a quarterly basis within non-interest income. For additional assurance, we obtained a valuation from a third-party to validate the results of our model at December 31, 2010. The results of the valuation were consistent with the results of our internal model. The Company will continue to monitor activity in the trust preferred markets to validate the 11.6% effective yield utilized. Observable activity in the junior subordinated debenture and related markets in future periods may change the effective rate used to discount these liabilities, and could result in additional fair value adjustments (gains or losses on junior subordinated debentures measured at fair value) above the periodic change in fair value under the effective yield method.

Derivative Instruments—The fair value of the derivative instruments is estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate.

Visa Class B Common Stock—The fair value of Visa Class B common stock is estimated by applying a 5% discount to the value of the unredeemed Class A equivalent shares. The discount primarily represents the risk related to the further potential reduction of the conversion ratio between Class B and Class A shares and a liquidity risk premium.

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2010 and 2009. The amount included in the “Transfer into Level 3” column represents the beginning balance of an item in the period (interim quarter) for which it was designated as a Level 3 fair value measure.

(in thousands)

	Beginning Balance	Change included in earnings	Issuances	Settlements	Transfers into Level 3	Ending Balance	Net change in unrealized gains or losses relating to items held at end of period
2010
Mortgage servicing rights	$12,625	$(3,878)	$5,707	$—	$—	$14,454	$(1,965)
Junior subordinated debentures	85,666	(1,004)	—	(3,974)	—	80,688	(1,004)
2009
Mortgage servicing rights	$—	$(1,341)	$3,335	$—	$10,631	$12,625	$(467)
Junior subordinated debentures	92,520	(1,675)	—	(5,179)	—	85,666	(1,675)

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

Management believes that the credit risk adjusted spread being utilized is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt, and not as a result of changes to our entity-specific credit risk. The widening of the credit risk adjusted spread above the Company’s contractual spreads has primarily contributed to the positive fair value adjustments. Future contractions in the credit risk adjusted spread relative to the spread currently utilized to measure the Company’s junior subordinated debentures at fair value as of December 31, 2010, or the passage of time, will result in negative fair value adjustments. Generally, an increase in the credit risk adjusted spread and/or a decrease in the three month LIBOR swap curve will result in positive fair value adjustments. Conversely, a decrease in the credit risk adjusted spread and/or an increase in the three month LIBOR swap curve will result in negative fair value adjustments.

Umpqua Holdings Corporation and Subsidiaries

Additionally, from time to time, certain assets are measured at fair value on a nonrecurring basis. These adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following table presents information about the Company’s assets and liabilities measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the years ended December 31, 2010 and 2009. The amounts disclosed below represent the fair values at the time the nonrecurring fair value measurements were made, and not necessarily the fair value as of the dates reported upon.

(in thousands)

	December 31, 2010
Description	Total	Level 1	Level 2	Level 3
Investment securities, held to maturity
Residential mortgage-backed securities and collateralized mortgage obligations	$1,226	$—	$—	$1,226
Non-covered loans and leases	74,639	—	—	74,639
Non-covered other real estate owned	7,958	—	—	7,958
Covered other real estate owned	8,708			8,708

	$92,531	$—	$—	$92,531

	December 31, 2009
Description	Total	Level 1	Level 2	Level 3
Investment securities, held to maturity
Residential mortgage-backed securities and collateralized mortgage obligations	$2,875	$—	$—	$2,875
Non-covered loans and leases	138,134	—	—	138,134
Goodwill	607,307	—	—	607,307
Other intangible assets, net	295	—	—	295
Non-covered other real estate owned	16,607	—	—	16,607

	$765,218	$—	$—	$765,218

The following table presents the losses resulting from nonrecurring fair value adjustments for the years ended December 31, 2010, 2009 and 2008:

(in thousands)

	2010	2009	2008
Investment securities, held to maturity
Residential mortgage-backed securities and collateralized mortgage obligations	$414	$10,334	$3,816
Other debt securities	—	—	225
Non-covered loans and leases	119,240	185,810	86,607
Goodwill	—	111,952	982
Other intangible assets, net	—	804	—
Non-covered other real estate owned	4,074	12,247	5,084
Covered other real estate owned	1,941	—	—

Total loss from nonrecurring measurements	$125,669	$321,147	$96,714

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

Umpqua Holdings Corporation and Subsidiaries

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

NOTE 25.    EARNINGS PER COMMON SHARE

The following is a computation of basic and diluted earnings per common share for the years ended December 31, 2010, 2009 and 2008:

(in thousands, except per share)

	2010	2009	2008
NUMERATORS:
Net income (loss)	$28,326	$(153,366)	$51,044
Preferred stock dividends	12,192	12,866	1,620
Dividends and undistributed earnings allocated to participating securities(1)	67	30	154

Net earnings (loss) available to common shareholders	$16,067	$(166,262)	$49,270

DENOMINATORS:
Weighted average number of common shares outstanding—basic	107,922	70,399	60,084
Effect of potentially dilutive common shares(2)	231	—	340

Weighted average number of common shares outstanding—diluted	108,153	70,399	60,424

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.15	$(2.36)	$0.82
Diluted	$0.15	$(2.36)	$0.82

(1)	Represents dividends paid and undistributed earnings allocated to nonvested restricted stock awards.
(2)	Represents the effect of the assumed exercise of warrants, assumed exercise of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units, based on the treasury stock method.

The following table presents the weighted average outstanding non-participating securities that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive for the years ended December 31, 2010, 2009 and 2008:

(in thousands)

	2010	2009	2008
Stock options	1,954	1,826	1,136
CPP warrant	274	1,811	291
Non-participating, nonvested restricted shares	9	17	26
Restricted stock units	—	100	3

	2,237	3,754	1,456

In the fourth quarter of 2008, the Company issued the CPP warrant to the U.S. Treasury to purchase up to 2,221,795 shares of common stock. This security was not included in the computation of diluted EPS for the years ended December 31, 2009 and 2008 because the warrant’s exercise price was greater than the average market price of common shares. The weighted average number of outstanding common stock underlying the CPP warrant in 2008 is calculated from the date of issuance. The weighted average number of outstanding common stock underlying the CPP warrant in 2009 reflects the 50% reduction of the number of shares of common stock underlying the warrant in connection with the Company’s qualifying public offering in the third quarter of 2009. The weighted average number of outstanding common stock underlying the CPP warrant in 2010 reflects the repurchase of the warrants in connection with the Company’s full repayment of TARP obligations and cancellation of all equity interests in the Company held by the U.S. Treasury.

NOTE 26.    OPERATING SEGMENTS

The Company operates three primary segments: Community Banking, Mortgage Banking and Retail Brokerage. The Community Banking segment’s principal business focus is the offering of loan and deposit products to its business and retail customers in its primary market areas. As of December 31, 2010, the Community Banking segment operates 183 locations throughout Oregon, Northern California, Washington and Nevada.

The Mortgage Banking segment, which operates as a division of the Bank, originates, sells and services residential mortgage loans.

The Retail Brokerage segment consists of the operations of Umpqua Investments, which offers a full range of retail brokerage services and products to its clients who consist primarily of individual investors. The Company accounts for intercompany fees and services between Umpqua Investments and the Bank at an estimated fair value according to regulatory requirements for services provided. Intercompany items relate primarily to management services and deposit rebates for Umpqua Investment client deposits placed directly or indirectly with the bank.

Summarized financial information concerning the Company’s reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

Year Ended December 31, 2010

(in thousands)

	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated
Interest income	$472,930	$3,102	$12,564	$488,596
Interest expense	90,875	182	2,755	93,812

Net interest income	382,055	2,920	9,809	394,784
Provision for non-covered loan losses	113,668	—	—	113,668
Provision for covered loan losses	5,151	—	—	5,151
Non-interest income	42,445	12,056	21,403	75,904
Non-interest expense	288,535	13,597	15,606	317,738

Income (loss) before income taxes	17,146	1,379	15,606	34,131
Provision for (benefit from) income taxes	(989)	552	6,242	5,805

Net income (loss)	18,135	827	9,364	28,326
Preferred stock dividends	12,192	—	—	12,192
Dividends and undistributed earnings allocated to participating securities	67	—	—	67

Net earnings (loss) available to common shareholders	$5,876	$827	$9,364	$16,067

Total assets	$11,338,457	$13,981	$316,272	$11,668,710
Total loans (covered and non-covered)	$6,222,163	$—	$222,722	$6,444,885
Total deposits	$9,280,738	$141,468	$11,599	$9,433,805

Umpqua Holdings Corporation and Subsidiaries

Year Ended December 31, 2009

(in thousands)

	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated
Interest income	$410,805	$122	$12,805	$423,732
Interest expense	99,383	—	3,641	103,024

Net interest income	311,422	122	9,164	320,708
Provision for loan and lease losses	209,124	—	—	209,124
Non-interest income	45,275	9,349	18,892	73,516
Non-interest expense	353,322	11,878	14,203	379,403

(Loss) income before income taxes	(205,749)	(2,407)	13,853	(194,303)
(Benefit from) provision for income taxes	(45,527)	(951)	5,541	(40,937)

Net (loss) income	(160,222)	(1,456)	8,312	(153,366)
Preferred stock dividends	12,866	—	—	12,866
Dividends and undistributed earnings allocated to participating securities	30	—	—	30

Net (loss) earnings available to common shareholders	$(173,118)	$(1,456)	$8,312	$(166,262)

Total assets	$9,127,104	$13,634	$240,634	$9,381,372
Total loans (covered and non-covered)	$5,807,214	$—	$192,053	$5,999,267
Total deposits	$7,432,647	$—	$7,787	$7,440,434

Year Ended December 31, 2008

(in thousands)

	Community Banking	Retail Brokerage	Mortgage Banking	Consolidated
Interest income	$430,205	$35	$12,306	$442,546
Interest expense	147,070	—	5,169	152,239

Net interest income	283,135	35	7,137	290,307
Provision for loan and lease losses	107,678	—	—	107,678
Non-interest income	95,043	9,439	2,636	107,118
Non-interest expense	199,029	9,425	8,116	216,570

Income before income taxes	71,471	49	1,657	73,177
Provision for income taxes	21,063	407	663	22,133

Net income (loss)	50,408	(358)	994	51,044
Preferred stock dividends	1,620	—	—	1,620
Dividends and undistributed earnings allocated to participating securities	154	—	—	154

Net earnings (loss) available to common shareholders	$48,634	$(358)	$994	$49,270

Total assets	$8,376,734	$7,656	$213,160	$8,597,550
Total loans (covered and non-covered)	$5,951,047	$—	$180,327	$6,131,374
Total deposits	$6,582,440	$—	$6,495	$6,588,935

NOTE 27.    RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has made loans to its directors and executive officers (and their associated and affiliated companies). All such loans have been made on the same terms as those prevailing at the time of origination to other borrowers.

The following table presents a summary of aggregate activity involving related party borrowers for the years ended December 31, 2010, 2009 and 2008:

(in thousands)

	2010	2009	2008
Loans outstanding at beginning of year	$12,301	$13,968	$9,628
New loans and advances	1,409	1,819	7,714
Less loan repayments	(3,467)	(3,471)	(3,374)
Reclassification(1)	(979)	(15)	—

Loans outstanding at end of year	$9,264	$12,301	$13,968

(1)	Represents loans that were once considered related party but are no longer considered related party, or loans that were not related party that subsequently became related party loans.

At December 31, 2010 and 2009 deposits of related parties amounted to $13.9 million and $14.3 million, respectively.

NOTE 28.    PARENT COMPANY FINANCIAL STATEMENTS

Condensed Balance Sheets

December 31,

(in thousands)

	2010	2009
ASSETS
Non-interest bearing deposits with subsidiary banks	$128,450	$215,190
Investments in:
Bank subsidiary	1,695,914	1,535,981
Nonbank subsidiaries	20,560	19,853
Receivable from nonbank subsidiary	8	—
Other assets	1,782	5,499

Total assets	$1,846,714	$1,776,523

LIABILITIES AND SHAREHOLDERS’ EQUITY
Payable to bank subsidiary	$26	$60
Other liabilities	20,560	21,092
Junior subordinated debentures, at fair value	80,688	85,666
Junior subordinated debentures, at amortized cost	102,866	103,188

Total liabilities	204,140	210,006
Shareholders’ equity	1,642,574	1,566,517

Total liabilities and shareholders’ equity	$1,846,714	$1,776,523

Umpqua Holdings Corporation and Subsidiaries

Condensed Statements of Income

Year Ended December 31,

(in thousands)

	2010	2009	2008
INCOME
Dividends from subsidiaries	$245	$18,306	$52,953
Other income	5,081	6,656	38,528

Total income	5,326	24,962	91,481

EXPENSES
Management fees paid to subsidiaries	291	305	183
Other expenses	9,116	10,079	14,638

Total expenses	9,407	10,384	14,821

(Loss) income before income tax and equity in undistributed earnings of subsidiaries	(4,081)	14,578	76,660
Income tax (benefit) expense	(1,594)	(1,677)	9,736

Net income before equity in undistributed earnings of subsidiaries	(2,487)	16,255	66,924
Equity in (distributions in excess) undistributed earnings of subsidiaries	30,813	(169,621)	(15,880)

Net income (loss)	28,326	(153,366)	51,044
Preferred stock dividends	12,192	12,866	1,620
Dividends and undistributed earnings allocated to participating securities	67	30	154

Net earnings (loss) available to common shareholders	$16,067	$(166,262)	$49,270

Condensed Statements of Cash Flows

Year Ended December 31,

(in thousands)

	2010	2009	2008
OPERATING ACTIVITIES:
Net income (loss)	$28,326	$(153,366)	$51,044
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
(Distributions in excess) equity in undistributed earnings of subsidiaries	(30,813)	169,621	15,880
Gain on sale of investment securities	—	(79)	—
Depreciation, amortization and accretion	(322)	(467)	(1,025)
Change in fair value of junior subordinated debentures	(4,978)	(6,854)	(39,166)
Net decrease (increase) in other assets	3,717	(637)	1,184
Net (decrease) increase in other liabilities	(1,930)	1,523	13,889

Net cash (used) provided by operating activities	(6,000)	9,741	41,806

INVESTING ACTIVITIES:
Investment in subsidiaries	(126,500)	(87,000)	(160,000)
Proceeds from investment securities held to maturity	—	229	—
Net (increase) decrease in receivables from nonbank subsidiaries	(8)	—	283

Net cash used by investing activities	(126,508)	(86,771)	(159,717)

FINANCING ACTIVITIES:
Net increase (decrease) in payables to subsidiaries	(34)	53	—
Proceeds from issuance of preferred stock	198,289	—	201,927
Redemption of preferred stock	(214,181)	—	—
Proceeds from issuance of warrants	—	—	12,254
Redemption of warrants	(4,500)	—	—
Net proceeds from issuance of common stock	89,786	245,697	—
Dividends paid on preferred stock	(3,686)	(10,739)	—
Dividends paid on common stock	(20,626)	(13,399)	(45,796)
Stock repurchased	(284)	(174)	(129)
Proceeds from exercise of stock options	1,004	301	1,233

Net cash provided by financing activities	45,768	221,739	169,489

Change in cash and cash equivalents	(86,740)	144,709	51,578
Cash and cash equivalents, beginning of year	215,190	70,481	18,903

Cash and cash equivalents, end of year	$128,450	$215,190	$70,481

Umpqua Holdings Corporation and Subsidiaries

NOTE 29.    QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following tables present the summary results for the eight quarters ending December 31, 2010:

2010

(in thousands, except per share information)

	2010
	December 31	September 30	June 30	March 31	Four Quarters
Interest income	$130,677	$132,946	$115,604	$109,369	$488,596
Interest expense	23,562	24,629	23,304	22,317	93,812

Net interest income	107,115	108,317	92,300	87,052	394,784
Provision for non-covered loan and lease losses	17,567	24,228	29,767	42,106	113,668
Provision for covered loan and lease losses	4,484	667	—	—	5,151
Non-interest income	15,161	12,133	18,563	30,047	75,904
Non-interest expense	87,864	85,170	74,833	69,871	317,738

Income before provision for (benefit from) income taxes	12,361	10,385	6,263	5,122	34,131
Provision for (benefit from) income taxes	4,203	2,194	2,800	(3,392)	5,805

Net income	8,158	8,191	3,463	8,514	28,326
Preferred stock dividends	—	—	—	12,192	12,192
Dividends and undistributed earnings allocated to participating securities	18	18	16	15	67

Net earnings (loss) available to common shareholders	$8,140	$8,173	$3,447	$(3,693)	$16,067

Basic earnings (loss) per common share	$0.07	$0.07	$0.03	$(0.04)
Diluted earnings (loss) per common share	$0.07	$0.07	$0.03	$(0.04)

Cash dividends declared per common share	$0.05	$0.05	$0.05	$0.05

2009

(in thousands, except per share information)

	2009
	December 31	September 30	June 30	March 31	Four Quarters
Interest income	$107,485	$107,088	$104,783	$104,376	$423,732
Interest expense	22,941	25,326	25,794	28,963	103,024

Net interest income	84,544	81,762	78,989	75,413	320,708
Provision for non-covered loan and lease losses	68,593	52,108	29,331	59,092	209,124
Non-interest income	13,024	17,925	27,050	15,517	73,516
Non-interest expense	72,500	68,349	178,603	59,951	379,403

Income before income taxes	(43,525)	(20,770)	(101,895)	(28,113)	(194,303)
Provision for income taxes	(16,843)	(13,626)	2,396	(12,864)	(40,937)

Net income	(26,682)	(7,144)	(104,291)	(15,249)	(153,366)
Preferred stock dividends	3,234	3,225	3,216	3,191	12,866
Dividends and undistributed earnings allocated to participating securities	8	7	7	8	30

Net earnings available to common shareholders	$(29,924)	$(10,376)	$(107,514)	$(18,448)	$(166,262)

Basic earnings per common share	$(0.34)	$(0.14)	$(1.79)	$(0.31)
Diluted earnings per common share	$(0.34)	$(0.14)	$(1.79)	$(0.31)

Cash dividends declared per common share	$0.05	$0.05	$0.05	$0.05

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES.

On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. As of December 31, 2010, our management, including our Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us, that is required to be included in our periodic SEC filings.

Although we change and improve our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the fourth quarter 2010 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment and those criteria, we believe that, as of December 31, 2010, the Company maintained effective internal control over financial reporting.

The Company’s registered public accounting firm has audited the Company’s consolidated financial statements and the effectiveness of our internal control over financial reporting as of and for the year ended December 31, 2010 that are included in this annual report and issued their Report of Independent Registered Public Accounting Firm, appearing under Item 8. The attestation report expresses an unqualified opinion on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2010.

February 17, 2011

ITEM 9B.    OTHER INFORMATION.

None.

Umpqua Holdings Corporation

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference to Umpqua’s Proxy Statement for the 2011 annual meeting of shareholders under the captions “Annual Meeting Business”, “Information About Directors and Executive Officers”, “Corporate Governance Overview” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.    EXECUTIVE COMPENSATION.

The response to this item is incorporated by reference to the Proxy Statement, under the captions “Compensation Discussion and Analysis” and “Executive Compensation Decisions.”

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

(3)	The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed on the Index of Exhibits to this annual report on Form 10-K on sequential page 177.

Umpqua Holdings Corporation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Umpqua Holdings Corporation has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on February 17, 2011.

UMPQUA HOLDINGS CORPORATION (Registrant)

By:	/s/ Raymond P. Davis	Date: February 17, 2011
Raymond P. Davis, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raymond P. Davis Raymond P. Davis	President, Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2011

/s/ Ronald L. Farnsworth Ronald L. Farnsworth	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 17, 2011

/s/ Neal T. McLaughlin Neal T. McLaughlin	Executive Vice President, Treasurer (Principal Accounting Officer)	February 17, 2011

/s/ Allyn C. Ford Allyn C. Ford	Director	February 17, 2011

/s/ Peggy Y. Fowler Peggy Y. Fowler	Director	February 17, 2011

/s/ David B. Frohnmayer David B. Frohnmayer	Director	February 17, 2011

/s/ Stephen M. Gambee Stephen M. Gambee	Director	February 17, 2011

/s/ Jose R. Hermocillo Jose R. Hermocillo	Director	February 17, 2011

/s/ William A. Lansing William A. Lansing	Director	February 17, 2011

/s/ Luis F. Machuca Luis F. Machuca	Director	February 17, 2011

Signature	Title	Date

/s/ Diane D. Miller Diane D. Miller	Director	February 17, 2011

/s/ Bryan L. Timm Bryan L. Timm	Director	February 17, 2011

/s/ Hilliard C. Terry, III Hilliard C. Terry, III	Director	February 17, 2011

/s/ Frank R. J. Whittaker Frank R. J. Whittaker	Director	February 17, 2011

Umpqua Holdings Corporation

EXHIBIT INDEX

Exhibit
2.1	(a)	Whole Bank Purchase and Assumption Agreement with Loss-Share dated January 22, 2010 entered into between Umpqua Bank, as Assuming Bank, the Federal Deposit Insurance Corporation (FDIC) in its corporate capacity and the FDIC, as Receiver for EvergreenBank, Seattle, Washington.
2.2	(b)	Whole Bank Purchase and Assumption Agreement with Loss-Share dated February 26, 2010 entered into between Umpqua Bank, as Assuming Bank, the Federal Deposit Insurance Corporation (FDIC) in its corporate capacity and the FDIC, as Receiver for Rainier Pacific Bank, Tacoma, Washington.
2.3	(c)	Whole Bank Purchase and Assumption Agreement with Loss-Share dated June 18, 2010 entered into between Umpqua Bank, as Assuming Bank, the Federal Deposit Insurance Corporation (FDIC) in its corporate capacity and the FDIC, as Receiver for Nevada Security Bank, Reno, Nevada.
3.1	(d)	Restated Articles of Incorporation with designation of Fixed Rate Cumulative Perpetual Preferred Stock, Series A and designation of Series B Common Stock Equivalent preferred stock.
3.2	(e)	Bylaws, as amended.
4.1	(f)	Specimen Common Stock Certificate
4.2	(g)	Amended and Restated Declaration of Trust for Umpqua Master Trust I, dated August 9, 2007
4.3	(h)	Indenture, dated August 9, 2007, by and between Umpqua Holdings Corporation and LaSalle Bank National Association
4.4	(i)	Series A Guarantee Agreement, dated August 9, 2007, by and between Umpqua Holdings Corporation and LaSalle Bank National Association
4.5	(j)	Series B Guarantee Agreement, dated September 6, 2007, by and between Umpqua Holdings Corporation and LaSalle Bank National Association
4.6	(k)	Series B Supplement pursuant to Amended and Restated Declaration of Trust dated August 9, 2007
10.1	(l)	Third Restated Supplemental Executive Retirement Plan effective April 16, 2008 between the Company and Raymond P. Davis
10.2	(m)	Employment Agreement dated effective July 1, 2003 between the Company and Raymond P. Davis
10.3	(n)	Umpqua Holdings Corporation 2005 Performance-Based Executive Incentive Plan
10.4	(o)	2003 Stock Incentive Plan, as amended, effective March 5, 2007
10.5	(p)	2007 Long Term Incentive Plan effective March 5, 2007
10.6	(q)	Employment Agreement with Brad Copeland dated March 10, 2006
10.7	(r)	Employment Agreement with Kelly J. Johnson dated January 15, 2009
10.8	(s)	Employment Agreement with Colin Eccles dated January 21, 2009
10.9	(t)	Form of Employment Agreement with Ronald L. Farnsworth, Steven L. Philpott and Neal T. McLaughlin, each dated March 5, 2008
10.10	(u)	Form of Long Term Incentive Restricted Stock Unit Agreement
10.11	(v)	Split-Dollar Insurance Agreement dated April 16, 2008 between the Company and Raymond P. Davis
10.12	(w)	Form of First Amendment to Employment Agreement effective September 16, 2008 between the Company and Brad Copeland and between the Company and Barbara Baker.
10.13	(x)	Form of Lock-Up Agreement between J.P. Morgan Securities, Inc., as Representative of the several Underwriters and the Company’s directors and executive officers
10.14	(y)	Employment Agreement dated effective March 24, 2010 between the Company and Cort O’Haver
10.15	(z)	Employment Agreement dated effective June 1, 2010 between the Company and Mark Wardlow
10.16	(aa)	Employment Agreement dated effective November 15, 2010 between the Company and Ulderico (Rick) Calero, Jr.
12	Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm – Moss Adams LLP
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Subsequent Year Certification of the Chief Executive Officer pursuant to Section 111(b) of the Emergency Economic Stabilization Act of 2008
99.2	Subsequent Year Certification of the Chief Financial Officer pursuant to Section 111(b) of the Emergency Economic Stabilization Act of 2008

(a)	Incorporated by reference to Exhibit 2.1 to Form 10-Q filed May 7, 2010
(b)	Incorporated by reference to Exhibit 2.2 to Form 10-Q filed May 7, 2010
(c)	Incorporated by reference to Exhibit 99.3 to Form 8-K/A filed June 22, 2010
(d)	Incorporated by reference to Exhibit 3.1 to Form 10-Q filed May 7, 2010
(e)	Incorporated by reference to Exhibit 3.2 to Form 8-K filed April 22, 2008
(f)	Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 (No. 333-77259) filed with the SEC on April 28, 1999
(g)	Incorporated by reference to Exhibit 4.1 to Form 8-K filed August 10, 2007
(h)	Incorporated by reference to Exhibit 4.2 to Form 8-K filed August 10, 2007
(i)	Incorporated by reference to Exhibit 4.3 to Form 8-K filed August 9, 2007
(j)	Incorporated by reference to Exhibit 4.3 to Form 8-K filed September 7, 2007
(j)	Incorporated by reference to Exhibit 4.4 to Form 8-K filed September 7, 2007
(l)	Incorporated by reference to Exhibit 99.1 to Form 8-K/A filed April 22, 2008
(m)	Incorporated by reference to Exhibit 10.4 to Form 10-Q filed August 14, 2003
(n)	Incorporated by reference to Appendix B to Form DEF 14A filed March 31, 2005
(o)	Incorporated by reference to Appendix A to Form DEF 14A filed March 14, 2007
(p)	Incorporated by reference to Appendix B to Form DEF 14A filed March 14, 2007
(q)	Incorporated by reference to Exhibit 10.2 to Form 8-K filed March 21, 2006
(r)	Incorporated by reference to Exhibit 10.7 to Form 10-K filed February 19, 2010
(s)	Incorporated by reference to Exhibit 10.8 to Form 10-K filed February 19, 2010
(t)	Incorporated by reference to Exhibit 99.1 to Form 8-K filed March 7, 2008
(u)	Incorporated by reference to Exhibit 10.4 to Form 10-Q filed August 3, 2007
(v)	Incorporated by reference to Exhibit 99.2 to Form 8-K filed April 22, 2008
(w)	Incorporated by reference to Exhibit 99.1 to Form 8-K filed October 8, 2008
(x)	Incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 7, 2010
(y)	Incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 4, 2101
(z)	Incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 4, 2010
(aa)	Incorporated by reference to Exhibit 99.1 to Form 8-K filed February 4, 2011.