Form 10-Q
period 2011-03-31
UMPQUA HOLDINGS CORP
filed 2011-05-05
CIK 1077771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended:    March 31, 2011

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                      to                         .

Commission File Number: 001-34624

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

☒  Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☒  Large accelerated filer            ☐  Accelerated filer            ☐  Non-accelerated filer            ☐  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes     ☒  No

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practical date:

Common stock, no par value: 114,644,353 shares outstanding as of April 30, 2011

UMPQUA HOLDINGS CORPORATION

FORM 10-Q

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except shares)

	March 31, 2011	December 31, 2010
ASSETS
Cash and due from banks	$123,975	$111,946
Interest bearing deposits	515,429	891,634
Temporary investments	559	545

Total cash and cash equivalents	639,963	1,004,125
Investment securities
Trading, at fair value	2,572	3,024
Available for sale, at fair value	3,285,219	2,919,180
Held to maturity, at amortized cost	4,634	4,762
Loans held for sale	52,655	75,626
Non-covered loans and leases	5,632,363	5,658,987
Allowance for non-covered loan and lease losses	(97,833)	(101,921)

Net non-covered loans and leases	5,534,530	5,557,066
Covered loans and leases, net	741,630	785,898
Restricted equity securities	34,295	34,475
Premises and equipment, net	139,539	136,599
Goodwill and other intangible assets, net	680,922	681,969
Mortgage servicing rights, at fair value	15,605	14,454
Non-covered other real estate owned	34,512	32,791
Covered other real estate owned	27,689	29,863
FDIC indemnification asset	131,873	146,413
Other assets	225,090	242,465

Total assets	$11,550,728	$11,668,710

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$1,671,797	$1,616,687
Interest bearing	7,620,875	7,817,118

Total deposits	9,292,672	9,433,805
Securities sold under agreements to repurchase	93,425	73,759
Term debt	257,240	262,760
Junior subordinated debentures, at fair value	81,220	80,688
Junior subordinated debentures, at amortized cost	102,785	102,866
Other liabilities	71,959	72,258

Total liabilities	9,899,301	10,026,136

COMMITMENTS AND CONTINGENCIES (NOTE 10)

SHAREHOLDERS’ EQUITY
Common stock, no par value, 200,000,000 shares authorized; issued and outstanding: 114,642,471 in 2011 and 114,536,814 in 2010	1,541,539	1,540,928
Retained earnings	84,405	76,701
Accumulated other comprehensive income	25,483	24,945

Total shareholders’ equity	1,651,427	1,642,574

Total liabilities and shareholders’ equity	$11,550,728	$11,668,710

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three months ended March 31,
	2011	2010
INTEREST INCOME
Interest and fees on loans	$100,280	$90,708
Interest and dividends on investment securities
Taxable	22,043	16,075
Exempt from federal income tax	2,165	2,187
Dividends	3	-
Interest on temporary investments and interest bearing deposits	401	399

Total interest income	124,892	109,369

INTEREST EXPENSE
Interest on deposits	15,666	18,789
Interest on securities sold under agreement to repurchase and federal funds purchased	122	123
Interest on term debt	2,289	1,520
Interest on junior subordinated debentures	1,913	1,885

Total interest expense	19,990	22,317

Net interest income	104,902	87,052
PROVISION FOR NON-COVERED LOAN AND LEASE LOSSES	15,030	42,106
PROVISION FOR COVERED LOAN AND LEASE LOSSES	7,268	-

Net interest income after provision for loan and lease losses	82,604	44,946

NON-INTEREST INCOME
Service charges on deposit accounts	7,821	8,365
Brokerage commissions and fees	3,377	2,639
Mortgage banking revenue, net	5,275	3,478
Loss on investment securities, net
Gain on sale of investment securities, net	-	1
Total other-than-temporary impairment losses	-	(5)
Portion of other-than-temporary impairment losses transferred from other comprehensive income	(25)	(284)

Total loss on investment securities, net	(25)	(288)
(Loss) gain on junior subordinated debentures carried at fair value	(542)	6,088
Bargain purchase gain on acquisition	-	6,437
Change in FDIC indemnification asset	2,905	610
Other income	2,774	2,718

Total non-interest income	21,585	30,047

NON-INTEREST EXPENSE
Salaries and employee benefits	44,610	36,240
Net occupancy and equipment	12,517	10,676
Communications	2,810	2,224
Marketing	851	1,009
Services	5,882	4,915
Supplies	781	726
FDIC assessments	3,873	3,444
Net loss on other real estate owned	3,784	2,311
Intangible amortization	1,251	1,308
Merger related expenses	181	1,906
Other expenses	7,661	5,112

Total non-interest expense	84,201	69,871
Income before provision for (benefit from) income taxes	19,988	5,122
Provision for (benefit from) income taxes	6,521	(3,392)

Net income	$13,467	$8,514

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(UNAUDITED)

(in thousands, except per share amounts)

	Three months ended March 31,
	2011	2010
Net income	$13,467	$8,514
Preferred stock dividends	-	12,192
Dividends and undistributed earnings allocated to participating securities	62	15

Net earnings (loss) available to common shareholders	$13,405	$(3,693)

Earnings (loss) per common share:
Basic	$0.12	$(0.04)
Diluted	$0.12	$(0.04)
Weighted average number of common shares outstanding:
Basic	114,575	92,176
Diluted	114,746	92,176

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except shares)

	Preferred Stock	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total
		Shares	Amount
BALANCE AT JANUARY 1, 2010	$204,335	86,785,588	$1,253,288	$83,939	$24,955	$1,566,517
Net income				28,326		28,326
Other comprehensive loss, net of tax					(10)	(10)

Comprehensive income						$28,316

Issuance of common stock		8,625,000	89,786			89,786
Stock-based compensation			3,505			3,505
Stock repurchased and retired		(22,541)	(284)			(284)
Issuances of common stock under stock plans and related net tax benefit		173,767	844			844
Redemption of preferred stock issued to U.S. Treasury	(214,181)					(214,181)
Issuance of preferred stock	198,289					198,289
Conversion of preferred stock to common stock	(198,289)	18,975,000	198,289			-
Amortization of discount on preferred stock	9,846			(9,846)		-
Dividends declared on preferred stock				(3,686)		(3,686)
Repurchase of warrants issued to U.S. Treasury			(4,500)			(4,500)
Cash dividends on common stock ($0.20 per share)				(22,032)		(22,032)

Balance at December 31, 2010	$-	114,536,814	$1,540,928	$76,701	$24,945	$1,642,574

BALANCE AT JANUARY 1, 2011	$-	114,536,814	$1,540,928	$76,701	$24,945	$1,642,574
Net income				13,467		13,467
Other comprehensive income, net of tax					538	538

Comprehensive income						$14,005

Stock-based compensation			1,119			1,119
Stock repurchased and retired		(44,666)	(488)			(488)
Issuances of common stock under stock plans and related net tax deficiencies		150,323	(20)			(20)
Cash dividends on common stock ($0.05 per share)				(5,763)		(5,763)

Balance at March 31, 2011	$-	114,642,471	$1,541,539	$84,405	$25,483	$1,651,427

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three months ended March 31,
	2011	2010
Net income	$13,467	$8,514

Available for sale securities:
Unrealized gains arising during the period	815	13,845
Reclassification adjustment for net gains realized in earnings (net of tax expense $1 for the three months ended March 31, 2010)	-	(1)
Income tax expense related to unrealized gains	(326)	(5,538)

Net change in unrealized gains	489	8,306

Held to maturity securities:
Unrealized gains related to factors other than credit (net of tax expense of $6 and $69 for the three months ended March 31, 2011 and 2010, respectively)	8	103
Reclassification adjustment for impairments realized in net income (net of tax benefit of $10 and $116 for the three months ended March 31, 2011 and 2010, respectively)	15	173
Accretion of unrealized losses related to factors other than credit to investment securities held to maturity (net of tax benefit of $18 and $40 for the three months ended March 31, 2011 and 2010, respectively)	26	61

Net change in unrealized losses related to factors other than credit	49	337

Other comprehensive income, net of tax	538	8,643

Comprehensive income	$14,005	$17,157

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three months ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,467	$8,514
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premiums, net	9,111	3,481
Gain on sale of investment securities, net	-	(1)
Other-than-temporary impairment on investment securities held to maturity	25	289
Loss on sale of non-covered other real estate owned	703	1,399
(Gain) loss on sale of covered other real estate owned	(305)	5
Valuation adjustment on non-covered other real estate owned	2,130	907
Valuation adjustment on covered other real estate owned	1,256	-
Provision for non-covered loan and lease losses	15,030	42,106
Provision for covered loan and lease losses	7,268	-
Bargain purchase gain on acquisition	-	(6,437)
Change in FDIC indemnification asset	(2,905)	(610)
Depreciation, amortization and accretion	3,031	3,363
Increase in mortgage servicing rights	(1,334)	(1,070)
Change in mortgage servicing rights carried at fair value	183	129
Change in junior subordinated debentures carried at fair value	532	(6,103)
Stock-based compensation	1,119	626
Net decrease in trading account assets	452	226
Loss (gain) on sale of loans	815	(1,092)
Origination of loans held for sale	(139,229)	(115,664)
Proceeds from sales of loans held for sale	161,385	116,405
Excess tax benefits from the exercise of stock options	(3)	(6)
Change in other assets and liabilities:
Net decrease in other assets	137	10,320
Net increase in other liabilities	600	887

Net cash provided by operating activities	73,468	57,674

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(521,254)	(11,868)
Proceeds from investment securities available for sale	146,918	65,424
Proceeds from investment securities held to maturity	186	279
Redemption of restricted equity securities	180	-
Net non-covered loan and lease (originations) paydowns	(6,455)	108,148
Net covered loan and lease paydowns	33,964	19,106
Proceeds from sales of loans	5,392	13,027
Proceeds from disposals of furniture and equipment	115	1,059
Purchases of premises and equipment	(7,926)	(3,515)
Net proceeds from FDIC indemnification asset	33,862	-
Proceeds from sales of non-covered other real estate owned	5,349	5,764
Proceeds from sales of covered other real estate owned	4,259	-
Cash acquired in merger, net of cash consideration paid	-	112,986

Net cash (used) provided by investing activities	(305,410)	310,410

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

(in thousands)

	Three months ended March 31,
	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposit liabilities	(140,870)	55,515
Net increase (decrease) in securities sold under agreements to repurchase	19,666	(3,137)
Repayment of term debt	(5,000)	(66,396)
Redemption of preferred stock	-	(214,181)
Proceeds from issuance of preferred stock	-	198,289
Net proceeds from issuance of common stock	-	89,866
Redemption of warrants	-	(4,500)
Dividends paid on preferred stock	-	(2,732)
Dividends paid on common stock	(5,743)	(4,347)
Excess tax benefits from stock based compensation	3	6
Proceeds from stock options exercised	212	784
Retirement of common stock	(488)	(250)

Net cash (used) provided by financing activities	(132,220)	48,917

Net (decrease) increase in cash and cash equivalents	(364,162)	417,001
Cash and cash equivalents, beginning of period	1,004,125	605,413

Cash and cash equivalents, end of period	$639,963	$1,022,414

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$21,623	$22,032
Income taxes	$70	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gains on investment securities available for sale, net of taxes	$489	$8,306
Change in unrealized losses on investment securities held to maturity related to factors other than credit, net of taxes	$49	$337
Cash dividend declared on common and preferred stock and payable after period-end	$5,761	$5,740
Transfer of non-covered loans to non-covered other real estate owned	$9,903	$6,007
Transfer of covered loans to covered other real estate owned	$3,036	$109
Transfer from FDIC indemnification asset to due from FDIC and other	$17,445	$7,257
Receivable from sales of other real estate owned and loans	$-	$6,144
Acquisitions:
Assets acquired	$-	$1,074,453
Liabilities assumed	$-	$1,068,016

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

The accounting and financial reporting policies of Umpqua Holdings Corporation (referred to in this report as “we”, “our” or “the Company”) conform to accounting principles generally accepted in the United States of America. The accompanying interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Umpqua Bank (“Bank”), and Umpqua Investments, Inc. (“Umpqua Investments”). All material inter-company balances and transactions have been eliminated. The consolidated financial statements have not been audited. A more detailed description of our accounting policies is included in the 2010 Annual Report filed on Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the 2010 Annual Report filed on Form 10-K.

In preparing these financial statements, the Company has evaluated events and transactions subsequent to March 31, 2011 for potential recognition or disclosure. In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period. Certain reclassifications of prior period amounts have been made to conform to current classifications.

Note 2 – Business Combinations

On January 22, 2010, the Washington Department of Financial Institutions closed EvergreenBank (“Evergreen”), Seattle, Washington and appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. That same date, Umpqua Bank assumed the banking operations of Evergreen from the FDIC under a whole bank purchase and assumption agreement with loss-sharing. Under the terms of the loss-sharing agreement, the FDIC will cover a substantial portion of any future losses on loans, related unfunded loan commitments, other real estate owned (“OREO”) and accrued interest on loans for up to 90 days. The FDIC will absorb 80% of losses and share in 80% of loss recoveries on the first $90.0 million on covered assets for Evergreen and absorb 95% of losses and share in 95% of loss recoveries exceeding $90.0 million, except the Bank will incur losses up to $30.2 million before the loss-sharing commences. The loss-sharing arrangements for non-single family residential and single family residential loans are in effect for 5 years and 10 years, respectively, and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition date. With this agreement, Umpqua Bank assumed six additional store locations in the greater Seattle, Washington market. This acquisition is consistent with our community banking expansion strategy and provides further opportunity to fill in our market presence in the greater Seattle, Washington market.

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

The operations of Evergreen and Rainier are included in our operating results from January 23, 2010 and February 27, 2010, respectively, and added combined revenue of $14.6 million and $12.3 million, non-interest expense of $5.3 million and $4.6 million, and earnings of $3.5 million and $5.0 million, net of tax, for the first quarter of 2011 and 2010, respectively. These operating results include a bargain purchase gain of $6.4 million, which is not indicative of future operating results. Evergreen’s and Rainiers’s results of operations prior to the acquisition are not included in our operating results. Merger-related expenses of $105,000 and $1.9 million for the first quarter of 2011 and 2010, respectively, have been incurred in connection with these acquisitions and recognized in a separate line item on the Condensed Consolidated Statements of Operations.

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

The operations of Nevada Security are included in our operating results from June 19, 2010, and added revenue of $6.7 million, non-interest expense of $3.5 million, and loss of $95,000, net of tax, for the first quarter of 2011. Nevada Security’s results of operations prior to the acquisition are not included in our operating results. Merger-related expenses of $76,000 for the first quarter of 2011 have been incurred in connection with the acquisition of Nevada Security and recognized as a separate line item on the Condensed Consolidated Statements of Operations.

We refer to the acquired loan portfolios and other real estate owned as “covered loans” and “covered other real estate owned”, respectively, and these are presented as separate line items in our consolidated balance sheet. Collectively these balances are referred to as “covered assets.” Certain types of modifications or restructuring activities subsequent to acquisition may disqualify a loan from loss-share coverage under the provisions of the loss-share agreement. Loans that have been disqualified from loss-share coverage are prospectively reported as non-covered loans.

The assets acquired and liabilities assumed from the Evergreen, Rainier, and Nevada Security acquisitions have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the acquisition dates. The fair values of the assets acquired and liabilities assumed were determined based on the requirements of the Fair Value Measurements and Disclosures topic of the Financial Accounting Standards Board Accounting Standards Codification (the “FASB ASC”). The amounts are subject to adjustments based upon final settlement with the FDIC. In addition, the tax treatment of FDIC-assisted acquisitions is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the acquisition date. The terms of the agreements provide for the FDIC to indemnify the Bank against claims with respect to liabilities of Evergreen, Rainier, and Nevada Security not assumed by the Bank and certain other types of claims identified in the agreement. The application of the acquisition method of accounting resulted in the recognition of a bargain purchase gain of $6.4 million in the Evergreen acquisition, $35.8 million of goodwill in the Rainier acquisition and $10.4 million of goodwill in the Nevada Security acquisition.

A summary of the net assets (liabilities) received from the FDIC and the estimated fair value adjustments are presented below:

(in thousands)

	Evergreen	Rainier	Nevada Security
	January 22, 2010	February 26, 2010	June 18, 2010
Cost basis net assets (liabilities)	$58,811	$(50,295)	$53,629
Cash payment received from (paid to) the FDIC	-	59,351	(29,950)
Fair value adjustments:
Loans	(117,449)	(103,137)	(112,975)
Other real estate owned	(2,422)	(6,581)	(17,939)
Other intangible assets	440	6,253	322
FDIC indemnification asset	71,755	76,603	99,160
Deposits	(1,023)	(1,828)	(1,950)
Term debt	(2,496)	(13,035)	-
Other	(1,179)	(3,139)	(690)

Bargain purchase gain (goodwill)	$6,437	$(35,808)	$(10,393)

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

The Bank did not immediately acquire all the real estate, banking facilities, furniture or equipment of Evergreen, Rainier, or Nevada Security as part of the purchase and assumption agreements. Rather, the Bank was granted the option to purchase or lease the real estate and furniture and equipment from the FDIC. The term of this option expired 90 days from the acquisition dates, unless extended by the FDIC. Acquisition costs of the real estate and furniture and equipment are based on current mutually agreed upon appraisals. Prior to the expiration of the option term, Umpqua exercised the right to purchase approximately $344,000 of furniture and equipment for Evergreen, $26.3 million of real estate and furniture and equipment for Rainier, and $153,000 of furniture and equipment for Nevada Security. The Bank has the option to purchase one store location as part of the Nevada Security acquisition and expects resolution in the third quarter of 2011.

The statement of assets acquired and liabilities assumed at their estimated fair values of Evergreen, Rainier, and Nevada Security are presented below:

(in thousands)

	Evergreen	Rainier	Nevada Security
	January 22, 2010	February 26, 2010	June 18, 2010
Assets Acquired:
Cash and equivalents	$18,919	$94,067	$66,060
Investment securities	3,850	26,478	22,626
Covered loans	252,493	458,340	215,507
Premises and equipment	-	17	50
Restricted equity securities	3,073	13,712	2,951
Goodwill	-	35,808	10,393
Other intangible assets	440	6,253	322
Mortgage servicing rights	-	62	-
Covered other real estate owned	2,421	6,580	17,938
FDIC indemnification asset	71,755	76,603	99,160
Other assets	328	3,254	2,588

Total assets acquired	$353,279	$721,174	$437,595

Liabilities Assumed:
Deposits	$285,775	$425,771	$437,299
Term debt	60,813	293,191	-
Other liabilities	254	2,212	296

Total liabilities assumed	346,842	721,174	437,595

Net assets acquired/bargain purchase gain	$6,437	$-	$-

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

Note 3 – Investment Securities

The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at March 31, 2011 and December 31, 2010:

March 31, 2011

(in thousands)

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$117,472	$1,103	$(1)	$118,574
Obligations of states and political subdivisions	218,396	6,593	(458)	224,531
Residential mortgage-backed securities and collateralized mortgage obligations	2,904,010	52,807	(16,857)	2,939,960
Other debt securities	152	-	-	152
Investments in mutual funds and other equity securities	1,959	43	-	2,002

	$3,241,989	$60,546	$(17,316)	$3,285,219

HELD TO MATURITY:
Obligations of states and political subdivisions	$2,350	$9	$-	$2,359
Residential mortgage-backed securities and collateralized mortgage obligations	2,284	251	(159)	2,376

	$4,634	$260	(159)	$4,735

December 31, 2010

(in thousands)

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$117,551	$1,239	$(1)	$118,789
Obligations of states and political subdivisions	213,129	4,985	(1,388)	216,726
Residential mortgage-backed securities and collateralized mortgage obligations	2,543,974	57,506	(19,976)	2,581,504
Other debt securities	152	-	-	152
Investments in mutual funds and other equity securities	1,959	50		2,009

	$2,876,765	$63,780	$(21,365)	$2,919,180

HELD TO MATURITY:
Obligations of states and political subdivisions	$2,370	$5	$-	$2,375
Residential mortgage-backed securities and collateralized mortgage obligations	2,392	216	(209)	2,399

	$4,762	$221	$(209)	$4,774

Investment securities that were in an unrealized loss position as of March 31, 2011 and December 31, 2010 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

March 31, 2011

(in thousands)

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$-	$-	$104	$1	$104	$1
Obligations of states and political subdivisions	22,937	450	1,014	8	23,951	458
Residential mortgage-backed securities and collateralized mortgage obligations	1,372,401	16,850	1,531	7	1,373,932	16,857

Total temporarily impaired securities	$1,395,338	$17,300	$2,649	$16	$1,397,987	$17,316

HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$-	$-	$761	$159	$761	$159

Total temporarily impaired securities	$-	$-	$761	$159	$761	$159

December 31, 2010

(in thousands)

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$-	$-	$110	$1	$110	$1
Obligations of states and political subdivisions	60,110	1,366	1,003	22	61,113	1,388
Residential mortgage-backed securities and collateralized mortgage obligations	1,238,483	19,968	1,539	8	1,240,022	19,976

Total temporarily impaired securities	$1,298,593	$21,334	$2,652	$31	$1,301,245	$21,365

HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$-	$-	$658	$209	$658	$209

Total temporarily impaired securities	$-	$-	$658	$209	$658	$209

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

The unrealized losses on obligations of political subdivisions were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities. Management monitors published credit ratings of these securities and no adverse ratings changes have occurred since the date of purchase of obligations of political subdivisions which are in an unrealized loss position as of March 31, 2011. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

All of the available for sale residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at March 31, 2011 are issued or guaranteed by governmental agencies. The unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

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

The following tables present the OTTI losses for the three months ended March 31, 2011 and 2010:

(in thousands)

	Three months ended March 31,
	2011	2010
Total other-than-temporary impairment losses	$-	$5
Portion of other-than-temporary impairment losses transferred from other comprehensive income (1)	25	284

Net impairment losses recognized in earnings (2)	$25	$289

(1)	Represents other-than-temporary impairment losses related to all other factors.
(2)	Represents other-than-temporary impairment losses related to credit losses.

The OTTI recognized on investment securities held to maturity relate to non-agency residential collateralized mortgage obligations. Each of these securities holds various levels of credit subordination. The underlying mortgage loans of these securities were originated from 2003 through 2007. At origination, the weighted average loan-to-value of the underlying mortgages was 69%; the underlying borrowers had weighted average FICO scores of 731, and 59% were limited documentation loans. These securities are valued by third-party pricing services using matrix or model pricing methodologies and were corroborated by broker indicative bids. We estimate cash flows of the underlying collateral for each security considering credit, interest and prepayment risk models that incorporate management’s estimate of projected key assumptions including prepayment rates, collateral default rates and loss severity. Assumptions utilized vary from security to security, and are influenced by factors such as loan interest rates, geographic location, borrower characteristics and vintage, and historical experience. We then used a third party to obtain information about the structure of each security, including subordination and other credit enhancements, in order to determine how the underlying collateral cash flows will be distributed to each security issued in the structure. These cash flows are then discounted at the interest rate used to recognize interest income on each security. We review the actual collateral performance of these securities on a quarterly basis and update the inputs as appropriate to determine the projected cash flows. The following table presents a summary of the significant inputs utilized to measure management’s estimate of the credit loss component on these non-agency collateralized mortgage obligations as of March 31, 2011 and 2010:

	2011			2010
	Range		Weighted Average	Range		Weighted Average
	Minimum	Maximum		Minimum	Maximum
Constant prepayment rate	5.0%	20.0%	14.9%	4.0%	25.0%	14.8%
Collateral default rate	5.0%	15.0%	10.6%	8.0%	45.0%	16.8%
Loss severity	25.0%	55.0%	37.9%	20.0%	50.0%	34.7%

The following table presents a roll forward of the credit loss component of held to maturity debt securities that have been written down for OTTI with the credit loss component recognized in earnings and the remaining impairment loss related to all other factors recognized in OCI for the three months ended March 31, 2011 and 2010:

(in thousands)

	Three months ended March 31
	2011	2010
Balance, beginning of period	$12,778	$12,364
Subsequent OTTI credit losses	25	289

Balance, end of period	$12,803	$12,653

The following table presents the maturities of investment securities at March 31, 2011:

(in thousands)

	Available For Sale		Held To Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AMOUNTS MATURING IN:
Three months or less	$21,190	$21,287	$1,465	$1,467
Over three months through twelve months	392,590	404,683	340	345
After one year through five years	2,263,286	2,293,296	596	601
After five years through ten years	494,378	496,741	72	74
After ten years	68,586	67,210	2,161	2,248
Other investment securities	1,959	2,002	-	-

	$3,241,989	$3,285,219	$4,634	$4,735

The amortized cost and fair value of collateralized mortgage obligations and mortgage-backed securities are presented by expected average life, rather than contractual maturity, in the preceding table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay underlying loans without prepayment penalties.

The following table presents the gross realized gains and gross realized losses on the sale of securities available for sale for the three months ended March 31, 2011 and 2010:

(in thousands)

	Three months ended March 31, 2010
	Gains	Losses
Obligations of states and political subdivisions	$2	$1

	$2	$1

The following table presents, as of March 31, 2011, investment securities which were pledged to secure borrowings and public deposits as permitted or required by law:

(in thousands)

	Amortized Cost	Fair Value
To Federal Home Loan Bank to secure borrowings	$280,121	$294,699
To state and local governments to secure public deposits	855,736	884,894
To U.S. Treasury and Federal Reserve to secure customer tax payments	4,368	4,667
Other securities pledged	157,762	160,656

Total pledged securities	$1,297,987	$1,344,916

Note 4 – Non-covered Loans and Leases

The following table presents the major types of non-covered loans recorded in the balance sheets as of March 31, 2011 and December 31, 2010:

(in thousands)

	March 31, 2011	December 31, 2010
Commercial real estate
Term & multifamily	$3,488,079	$3,483,475
Construction & development	219,258	247,814
Residential development	132,078	147,813
Commercial
Term	531,628	509,453
LOC & other	740,021	747,419
Residential
Mortgage	225,579	222,416
Home equity loans & lines	275,403	278,585
Consumer & other	31,601	33,043

Total	5,643,647	5,670,018
Deferred loan fees, net	(11,284)	(11,031)

Total	$5,632,363	$5,658,987

As of March 31, 2011, loans totaling $3.6 billion were pledged to secure borrowings and available lines of credit.

Note 5 – Allowance for Non-Covered Loan Loss and Credit Quality

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

Formula Allowance

The Bank performs regular credit reviews of the loan and lease portfolio to determine the credit quality and adherence to underwriting standards. When loans and leases are originated, they are assigned a risk rating that is reassessed periodically during the term of the loan through the credit review process. The Company’s risk rating methodology assigns risk ratings ranging from 1 to 10, where a higher rating represents higher risk. The 10 risk rating categories are a primary factor in determining an appropriate amount for the formula allowance.

The formula allowance is calculated by applying risk factors to various segments of pools of outstanding loans. Risk factors are assigned to each portfolio segment based on management’s evaluation of the losses inherent within each segment. Segments or regions with greater risk of loss will therefore be assigned a higher risk factor.

Base risk – The portfolio is segmented into loan categories, and these categories are assigned a Base Risk factor based on an evaluation of the loss inherent within each segment.

Extra risk – Additional risk factors provide for an additional allocation of ALLL based on the loan risk rating system and loan delinquency, and reflect the increased level of inherent losses associated with more adversely classified loans.

Changes to risk factors – Risk factors may be changed periodically based on management’s evaluation of the following factors: loss experience; changes in the level of non-performing loans; regulatory exam results; changes in the level of adversely classified loans (positive or negative); improvement or deterioration in local economic conditions; and any other factors deemed relevant.

Specific Allowance

Regular credit reviews of the portfolio also identify loans that are considered potentially impaired. Potentially impaired loans are referred to the ALLL Committee which reviews and approves designated loans as impaired. A loan is considered impaired when based on current information and events, we determine that we will probably not be able to collect all amounts due according to the loan contract, including scheduled interest payments. When we identify a loan as impaired, we measure the impairment using discounted cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of the collateral, less selling costs, instead of discounted cash flows. If we determine that the value of the impaired loan is less than the recorded investment in the loan, we either recognize an impairment reserve as a Specific Allowance to be provided for in the allowance for loan and lease losses or charge-off the impaired balance on collateral dependent loans if it is determined that such amount represents a confirmed loss. Loans determined to be impaired with a specific allowance are excluded from the formula allowance so as not to double-count the loss exposure. Prior to the second quarter of 2008, we would recognize the charge-off of the impairment reserve of a collateral depending non-accrual loan when the loan was resolved, sold, or foreclosed/transferred to OREO. Starting in the second quarter of 2008, we accelerated the charge-off of the impairment reserve to the period in which it arises. Therefore the non-accrual impaired loans as of period end have already been partially charged off to their estimated net realizable value, and are expected to be resolved over the coming quarters with no additional material loss, absent further decline in market prices.

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

Management believes that the ALLL was adequate as of March 31, 2011. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 82% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses. The U.S. recession, the housing market downturn, and declining real estate values in our markets have negatively impacted aspects of our residential development, commercial real estate, commercial construction and commercial loan portfolios. A continued deterioration in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan and lease losses.

Activity in the Non-Covered Allowance for Loan and Lease Losses

The following table summarizes activity related to the allowance for non-covered loan and lease losses by non-covered loan portfolio segment for the three months ended March 31, 2011 and 2010, respectively:

(in thousands)

	March 31, 2011
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Unallocated	Total
Allowance:

Balance at beginning of year:	$64,405	$22,146	$5,926	$803	$8,641	$101,921
Charge-offs	(11,431)	(8,176)	(734)	(534)	-	(20,875)
Recoveries	1,246	396	21	94	-	1,757
Provision	9,308	6,432	413	493	(1,616)	15,030

Ending balance	$63,528	$20,798	$5,626	$856	$7,025	$97,833

Ending balance: individually evaluated for impairment	$1,084	$8	$7	$-		$1,099

Non-covered loans and leases:
Ending balance (1)	$3,839,415	$1,271,649	$500,982	$31,601		$5,643,647

Ending balance: individually evaluated for impairment	$174,680	$28,766	$178	$-		$203,624

(1)	The gross non-covered loan and lease balance excludes deferred loans fees of $11.3 million at March 31, 2011.

	March 31, 2010
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Unallocated	Total
Allowance:

Balance at beginning of year:	$67,281	$24,583	$5,811	$455	$9,527	$107,657
Charge-offs	(15,930)	(22,904)	(636)	(289)	-	(39,759)
Recoveries	284	279	120	97	-	780
Provision	18,825	18,932	2,940	600	809	42,106

Ending balance	$70,460	$20,890	$8,235	$863	$10,336	$110,784

Ending balance: individually evaluated for impairment	$2,950	$5	$211	$-		$3,166

Non-covered loans and leases:
Ending balance (1)	$4,054,278	$1,286,423	$471,468	$30,722		$5,842,891

Ending balance: individually evaluated for impairment	$223,255	$53,709	$4,516	$-		$281,480

(1)	The gross non-covered loan and lease balance excludes deferred loans fees of $11.0 million March 31, 2010.

Summary of Reserve for Unfunded Commitments Activity

The following table presents a summary of activity in the reserve for unfunded commitments (“RUC”) and unfunded commitments for the three months ended March 31, 2011 and 2010, respectively:

(in thousands)

	March 31, 2011
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Balance, beginning of period	$33	$575	$158	$52	$818
Net change to other expense	43	46	4	-	93

Balance, end of period	$76	$621	$162	$52	$911

Unfunded commitments	$76,585	$591,455	$217,810	$45,598	$931,448

	March 31, 2010
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Balance, beginning of period	$57	$484	$144	$46	$731
Net change to other expense	(10)	47	(4)	1	34

Balance, end of period	$47	$531	$140	$47	$765

Unfunded commitments	$47,463	$521,851	$215,130	$40,272	$824,716

Non-covered loans sold

In the course of managing the loan portfolio, at certain times, management may decide to sell loans prior to resolution. The following table summarizes loans sold by loan portfolio during the three months ended March 31, 2011 and 2010, respectively:

(In thousands)

	Three months ended March 31,
	2011	2010
Commercial real estate
Term & multifamily	$2,499	$9,759
Construction & development	-	1,175
Residential development	2	4,035
Commercial
Term	151	-
LOC & other	2,740	462

Total	$5,392	$15,431

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

The Company has written down impaired, non-accrual loans as of March 31, 2011 to their estimated net realizable value, generally based on disposition value, and expects resolution with no additional material loss, absent further decline in market prices.

Non-Covered Non-Accrual Loans and Loans Past Due

The following table summarizes our non-covered non-accrual loans and loans past due by loan class as of March 31, 2011 and December 31, 2010:

(in thousands)

	March 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing	Total Past Due	Nonaccrual	Current	Total Non-covered Loans and Leases
Commercial real estate
Term & multifamily	$16,512	$16,252	$-	$32,764	$55,113	$3,400,202	$3,488,079
Construction & development	5,369	165	-	5,534	19,681	194,043	219,258
Residential development	8,539	1,638	-	10,177	33,760	88,141	132,078
Commercial
Term	2,031	2,677	-	4,708	6,999	519,921	531,628
LOC & other	8,475	3,260	-	11,735	20,572	707,714	740,021
Residential
Mortgage	3,918	-	4,078	7,996	-	217,583	225,579
Home equity loans & lines	639	264	1,732	2,635	-	272,768	275,403
Consumer & other	64	862	517	1,443	-	30,158	31,601

Total	$45,547	$25,118	$6,327	$76,992	$136,125	$5,430,530	$5,643,647

Deferred loan fees, net							(11,284)

Total							$5,632,363

	December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing	Total Past Due	Nonaccrual	Current	Total Non-covered Loans and Leases
Commercial real estate
Term & multifamily	$14,596	$8,328	$3,008	$25,932	$49,162	$3,408,381	$3,483,475
Construction & development	2,172	6,726	-	8,898	20,124	218,792	247,814
Residential development	640	-	-	640	34,586	112,587	147,813
Commercial
Term	2,010	932	-	2,942	6,271	500,240	509,453
LOC & other	5,939	1,418	18	7,375	28,034	712,010	747,419
Residential
Mortgage	1,314	1,101	3,372	5,787	-	216,629	222,416
Home equity loans & lines	1,096	1,351	232	2,679	-	275,906	278,585
Consumer & other	361	233	441	1,035	-	32,008	33,043

Total	$28,128	$20,089	$7,071	$55,288	$138,177	$5,476,553	$5,670,018

Deferred loan fees, net							(11,031)

Total							$5,658,987

Non-covered Impaired Loans

The following table summarizes our impaired non-covered loans by loan class as of March 31, 2011 and December 31, 2010:

(in thousands)

	March 31, 2011
	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no related allowance recorded:
Commercial real estate
Term & multifamily	$63,925	$55,113	$-
Construction & development	25,357	19,681	-
Residential development	58,892	40,286	-
Commercial
Term	7,728	7,692	-
LOC & other	57,651	20,869	-
Residential
Mortgage	-	-	-
Home equity loans & lines	-	-	-
Consumer & other	-	-	-
With an allowance recorded:
Commercial real estate
Term & multifamily	18,760	18,760	491
Construction & development	5,468	5,468	23
Residential development	38,564	35,372	570
Commercial
Term	899	205	8
LOC & other	-	-	-
Residential
Mortgage	-	178	7
Home equity loans & lines	-	-	-
Consumer & other	-	-	-
Total:
Commercial real estate	210,966	174,680	1,084
Commercial	66,278	28,766	8
Residential	-	178	7
Consumer & other	-	-	-

Total	$277,244	$203,624	$1,099

	December 31, 2010
	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no related allowance recorded:
Commercial real estate
Term & multifamily	$62,605	$49,790	$-
Construction & development	33,091	25,558	-
Residential development	63,859	39,011	-
Commercial
Term	8,024	6,969	-
LOC & other	56,046	19,814	-
Residential
Mortgage	-	-	-
Home equity loans & lines	-	-	-
Consumer & other	-	-	-

With an allowance recorded:
Commercial real estate
Term & multifamily	29,926	28,070	1,614
Construction & development	-	-	-
Residential development	46,059	44,504	906
Commercial
Term	205	205	9
LOC & other	9,878	8,519	2,702
Residential
Mortgage	179	179	8
Home equity loans & lines	-	-	-
Consumer & other	-	-	-
Total:
Commercial real estate	235,540	186,933	2,520
Commercial	74,153	35,507	2,711
Residential	179	179	8
Consumer & other	-	-	-

Total	$309,872	$222,619	$5,239

Loans with no related allowance reported generally represent non-accrual loans. The Company recognizes the charge-off of impairment reserves on impaired loans in the period it arises for collateral dependent loans. Therefore, the non-accrual loans as of March 31, 2011 have already been written-down to their estimated net realizable value, based on disposition value, and are expected to be resolved with no additional material loss, absent further decline in market prices. The valuation allowance on impaired loans primarily represents the impairment reserves on performing restructured loans, and is measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value.

At March 31, 2011 and December 31, 2010, impaired loans of $67.5 million and $84.4 million were classified as accruing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The restructured loans on accrual status represent the only impaired loans accruing interest at each respective date. In order for a restructured loan to be considered for accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Company had no obligations to lend additional funds on the restructured loans as of March 31, 2011.

The following table summarizes our average recorded investment and interest income recognized on impaired non-covered loans by loan class as of March 31, 2011 and 2010:

	March 31, 2011		March 31, 2010
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate
Term & multifamily	$55,558	$-	$68,125	$-
Construction & development	23,634	-	31,898	-
Residential development	38,945	-	33,616	-
Commercial
Term	8,556	-	10,507	-
LOC & other	29,542	-	42,977	-
Residential
Mortgage	-	-	-	-
Home equity loans & lines	-	-	-	-
Consumer & other	-	-	-	-

With an allowance recorded:
Commercial real estate
Term & multifamily	23,639	232	22,552	253
Construction & development	3,587	72	-
Residential development	44,989	327	67,064	479
Commercial
Term	303	11	225	15
LOC & other	942	3	-	4
Residential
Mortgage	1,964	1	4,481	59
Home equity loans & lines	11	-	35	-
Consumer & other	-	-	-	-
Total:
Commercial real estate	190,352	631	223,255	732
Commercial	39,343	14	53,709	19
Residential	1,975	1	4,516	59
Consumer & other	-	-	-	-

Total	$231,670	$646	$281,480	$810

For the three months ended March 31, 2011 and 2010, interest income of approximately $646,000 and $810,000, respectively, was recognized in connection with impaired loans. The impaired loans for which these interest income amounts were recognized primarily relate to accruing restructured loans.

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

Pass/Watch – These loans, risk rated 1 to 6, range from minimal credit risk to lower than average, but still acceptable, credit risk.

Special Mention – A special mention loan, risk rated 7, has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or the institutions credit position at some future date. They contain unfavorable characteristics and are generally undesirable. Loans in this category are currently protected but are potentially weak and constitute an undue and unwarranted credit risk, but not to the point of a Substandard classification. A Special Mention loan has potential weaknesses, which if not checked or corrected, weaken the asset or inadequately protect the Bank’s position at some future date. Such weaknesses include:

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

•

Unlike a substandard credit, there should be a reasonable expectation that these temporary issues will be corrected within the normal course of business, rather than liquidation of assets, and in a reasonable period of time.

Substandard – A substandard asset, risk rated 8, is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard. Loans are classified as Substandard when they have unsatisfactory characteristics causing unacceptable levels of risk.

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

Doubtful/Loss – Loans classified as doubtful, risk rated 9 to 10, have all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors, which may work towards strengthening of the asset, classification as a loss (and immediate charge-off) is deferred until more exact status may be determined. Pending factors include proposed merger, acquisition, liquidation procedures, capital injection, and perfection of liens on additional collateral and refinancing plans. In certain circumstances, a Doubtful rating will be temporary, while the Bank is awaiting an updated collateral valuation. In these cases, once the collateral is valued and appropriate margin applied, the remaining un-collateralized portion will be charged off. The remaining balance, properly margined, may then be upgraded to Substandard, however must remain on non-accrual. A loss rating is assigned to loans considered un-collectible and of such little value that the continuance as an active Bank asset is not warranted. This rating does not mean that the loan has no recovery or salvage value, but rather that the loan should be charged off now, even though partial or full recovery may be possible in the future.

Impaired – Loans are classified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due, in accordance with the terms of the original loan agreement, without unreasonable delay. This generally includes all loans classified as non-accrual and troubled debt restructurings.

The following table summarizes our internal risk rating by loan class as of March 31, 2011 and December 31, 2010:

(in thousands)

	March 31, 2011
	Pass/ Watch	Special Mention	Substandard	Doubtful/Loss	Impaired	Total
Commercial real estate
Term & multifamily	$2,981,393	$291,493	$141,320	$-	$73,873	$3,488,079
Construction & development	136,654	11,920	45,535	-	25,149	219,258
Residential development	24,895	12,459	19,066	-	75,658	132,078
Commercial
Term	482,847	12,709	28,157	18	7,897	531,628
LOC & other	644,733	28,879	45,540	-	20,869	740,021
Residential
Mortgage	217,776	3,313	2,319	1,993	178	225,579
Home equity loans & lines	272,768	903	382	1,350	-	275,403
Consumer & other	30,869	215	23	494	-	31,601

Total	$4,791,935	$361,891	$282,342	$3,855	$203,624	$5,643,647

Deferred loan fees, net						(11,284)

Total						$5,632,363

	December 31, 2010
	Pass/ Watch	Special Mention	Substandard	Doubtful/Loss	Impaired	Total
Commercial real estate
Term & multifamily	$2,978,116	$314,094	$113,405	$-	$77,860	$3,483,475
Construction & development	145,108	25,295	51,853	-	25,558	247,814
Residential development	27,428	13,764	23,106	-	83,515	147,813
Commercial
Term	472,512	17,658	12,109	-	7,174	509,453
LOC & other	646,163	30,761	42,162	-	28,333	747,419
Residential
Mortgage	216,899	2,414	786	2,138	179	222,416
Home equity loans & lines	275,906	2,447	125	107	-	278,585
Consumer & other	32,008	595	29	411	-	33,043

Total	$4,794,140	$407,028	$243,575	$2,656	$222,619	$5,670,018

Deferred loan fees, net						(11,031)

Total						$5,658,987

Note 6 – Covered Assets and FDIC Indemnification Asset

Covered Loans – Loans acquired in a FDIC-assisted acquisition that are subject to a loss-share agreement are referred to as “covered loans” and reported separately in our statements of financial condition. Covered loans are reported exclusive of the expected cash flow reimbursements expected from the FDIC.

Acquired loans are valued as of acquisition date in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 805, Business Combinations. Loans purchased with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are accounted for under FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Because of the significant fair value discounts associated with the acquired portfolios, the concentration of real estate related loans (to finance or secured by real estate collateral) and the decline in real estate values in the regions serviced, and after considering the underwriting standards of the acquired originating bank, the Company elected to account for all acquired loans under ASC 310-30. Under FASB ASC 805 and ASC 310-30, loans are recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the acquisition date. The covered loan portfolio also includes revolving lines of credit with funded and unfunded commitments. Funds advanced at the time of acquisition are accounted for under ASC 310-30. Any additional advances on these loans subsequent to the acquisition date are not accounted for under ASC 310-30.

The covered loans acquired are and will continue to be subject to the Company’s internal and external credit review and monitoring. If credit deterioration is experienced subsequent to the initial acquisition fair value amount, such deterioration will be measured, and a provision for credit losses will be charged to earnings. These provisions will be mostly offset by an increase to the FDIC indemnification asset, which is recognized in non-interest income.

The allowance on covered loans accounted for under ASC 310-30 was $7.4 million and $2.3 million at March 31, 2011 and December 31, 2010, respectively. The allowance on covered loan advances on acquired loans subsequent to acquisition was $770,000 and $375,000 at March 31, 2011 and December 31, 2010, respectively.

The following table reflects the estimated fair value of the acquired loans at the acquisition dates:

(in thousands)

	Evergreen	Rainier	Nevada Security	Total
	January 22, 2010	February 26, 2010	June 18, 2010
Commercial real estate
Term & multifamily	$141,076	$331,869	$154,119	$627,064
Construction & development	18,832	562	9,481	28,875
Residential development	16,219	10,340	15,641	42,200
Commercial
Term	27,272	14,850	18,257	60,379
LOC & other	23,965	18,169	11,408	53,542
Residential
Mortgage	11,886	39,897	1,539	53,322
Home equity loans & lines	8,308	31,029	4,421	43,758
Consumer & other	4,935	11,624	641	17,200

Total	$252,493	$458,340	$215,507	$926,340

The following table presents the major types of covered loans as of March 31, 2011 and December 31, 2010:

(in thousands)

	March 31, 2011
	Evergreen	Rainier	Nevada Security	Total
Commercial real estate
Term & multifamily	$120,227	$285,907	$138,411	$544,545
Construction & development	12,491	741	6,986	20,218
Residential development	8,665	759	10,288	19,712
Commercial
Term	16,939	9,818	13,308	40,065
LOC & other	9,974	14,156	6,824	30,954
Residential
Mortgage	8,319	32,853	1,888	43,060
Home equity loans & lines	5,606	24,095	3,444	33,145
Consumer & other	2,839	7,092	-	9,931

Total	$185,060	$375,421	$181,149	$741,630

	December 31, 2010
	Evergreen	Rainier	Nevada Security	Total
Commercial real estate
Term & multifamily	$124,743	$303,585	$141,314	$569,642
Construction & development	14,162	854	7,419	22,435
Residential development	11,024	2,310	11,372	24,706
Commercial
Term	18,828	10,811	12,961	42,600
LOC & other	11,876	14,320	9,031	35,227
Residential
Mortgage	8,129	35,026	1,669	44,824
Home equity loans & lines	6,737	25,163	3,725	35,625
Consumer & other	2,781	8,058	-	10,839

Total	$198,280	$400,127	$187,491	$785,898

The outstanding contractual unpaid principal balance, excluding purchase accounting adjustments, at March 31, 2011 was $270.6 million, $461.5 million and $290.6 million, for Evergreen, Rainier, and Nevada Security, respectively, as compared to $286.6 million, $481.7 million and $295.4 million, for Evergreen, Rainier, and Nevada Security, respectively, at December 31, 2010.

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

The following table presents a reconciliation of the undiscounted contractual cash flows, nonaccretable difference, accretable yield, and fair value of covered loans for each respective acquired loan portfolio at the acquisition dates:

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

The following table presents the changes in the accretable yield for the three months ended March 31, 2011 and 2010 for each respective acquired loan portfolio:

(in thousands)

	Three months ended March 31, 2011
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$90,771	$172,615	$73,515	$336,901
Accretion to interest income	(9,017)	(8,715)	(5,123)	(22,855)
Disposals	(2,792)	(6,644)	(1,404)	(10,840)
Reclassifications (to)/from nonaccretable difference	(3,881)	(1,971)	2,313	(3,539)

Balance, end of period	$75,081	$155,285	$69,301	$299,667

	Three months ended March 31, 2010
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$-	$-	$-	$-
Additions resulting from acquisitions	121,592	237,858	-	359,450
Accretion to interest income	(3,231)	(3,024)	-	(6,255)
Disposals	(591)	(1,457)	-	(2,048)
Reclassifications (to)/from nonaccretable difference	349	301	-	650

Balance, end of period	$118,119	$233,678	$-	$351,797

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

The following table summarizes the activity related to the covered OREO for the three months ended March 31, 2011 and 2010:

(in thousands)

	Three months ended March 31,
	2011	2010
Balance, beginning of period	$29,863	$-
Acquisition	-	9,001
Additions to covered OREO	3,036	109
Dispositions of covered OREO	(3,954)	(115)
Valuation adjustments in the period	(1,256)	-

Balance, end of period	$27,689	$8,995

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

Subsequent to initial recognition, the FDIC indemnification asset is reviewed quarterly and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of the covered assets. These adjustments are measured on the same basis as the related covered loans and covered other real estate owned. Any increases in cash flow of the covered assets over those expected will reduce the FDIC indemnification asset and any decreases in cash flow of the covered assets under those expected will increase the FDIC indemnification asset. Increases and decreases to the FDIC indemnification asset are recorded as adjustments to non-interest income. The resulting carrying value of the indemnification asset represents the amounts recoverable from the FDIC for future expected losses, and the amounts due from the FDIC for claims related to covered losses the Company have incurred less amounts due back to the FDIC relating to share recoveries.

The following table summarizes the activity related to the FDIC indemnification asset for the three months ended March 31, 2011 and 2010:

(in thousands)

	Three months ended March 31, 2011
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$40,606	$43,726	$62,081	$146,413
Change in FDIC indemnification asset	4,745	(4,110)	2,270	2,905
Transfers to due from FDIC and other	(4,972)	(1,741)	(10,732)	(17,445)

Balance, end of period	$40,379	$37,875	$53,619	$131,873

	Three months ended March 31, 2010
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$-	$-	$-	$-
Acquisitions	71,755	76,847	-	148,602
Change in FDIC indemnification asset	400	210	-	610
Transfers to due from FDIC and other	(459)	(6,798)	-	(7,257)

Balance, end of period	$71,696	$70,259	$-	$141,955

Note 7 – Mortgage Servicing Rights

The following table presents the changes in the Company’s mortgage servicing rights (“MSR”) for the three months ended March 31, 2011 and 2010:

(in thousands)

	Three months ended March 31,
	2011	2010
Balance, beginning of period	$14,454	$12,625
Additions for new mortgage servicing rights capitalized	1,334	1,070
Acquired mortgage servicing rights	-	62
Changes in fair value:
Due to changes in model inputs or assumptions(1)	129	(155)
Other(2)	(312)	26

Balance, end of period	$15,605	$13,628

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our serviced loan portfolio as of March 31, 2011 and December 31, 2010 was as follows:

(dollars in thousands)

	March 31, 2011	December 31, 2010
Balance of loans serviced for others	$1,691,112	$1,603,414
MSR as a percentage of serviced loans	0.92%	0.90%

The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in mortgage banking revenue on the Condensed Consolidated Statements of Operations, was $1.1 million for the three months ended March 31, 2011, as compared to $904,000 for the three months ended March 31, 2010.

Key assumptions used in measuring the fair value of MSR as of March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011	December 31, 2010
Constant prepayment rate	18.82%	18.54%
Discount rate	8.60%	8.62%
Weighted average life (years)	4.6	4.5

Note 8 – Non-covered Other Real Estate Owned, Net

The following table presents the changes in non-covered other real estate owned (“OREO”) for the three months ended March 31, 2011 and 2010:

(in thousands)

	Three months ended March 31,
	2011	2010
Balance, beginning of period	$32,791	$24,566
Additions to OREO	9,903	6,007
Dispositions of OREO	(6,052)	(10,794)
Valuation adjustments in the period	(2,130)	(907)

Balance, end of period	$34,512	$18,872

Note 9 – Junior Subordinated Debentures

As of March 31, 2011, the Company had 14 wholly-owned trusts (“Trusts”), including a Master Trust formed in 2007 to issue two separate series of trust preferred securities, that were formed to issue trust preferred securities and related common securities of the Trusts and are not consolidated. Nine Trusts, representing aggregate total obligations of approximately $96.0 million (fair value of approximately $107.3 million as of the merger dates), were assumed in connection with previous mergers.

Following is information about the Trusts as of March 31, 2011:

(dollars in thousands)

Trust Name	Issue Date	Issued Amount	Carrying Value (1)	Rate (2)	Effective Rate (3)	Maturity Date	Redemption Date
AT FAIR VALUE:
Umpqua Statutory Trust II	October 2002	$20,619	$13,921	Floating (4)	11.62%	October 2032	October 2007
Umpqua Statutory Trust III	October 2002	30,928	21,115	Floating (5)	11.62%	November 2032	November 2007
Umpqua Statutory Trust IV	December 2003	10,310	6,508	Floating (6)	11.64%	January 2034	January 2009
Umpqua Statutory Trust V	December 2003	10,310	6,500	Floating (6)	11.64%	March 2034	March 2009
Umpqua Master Trust I	August 2007	41,238	20,541	Floating (7)	11.69%	September 2037	September 2012
Umpqua Master Trust IB	September 2007	20,619	12,635	Floating (8)	11.65%	December 2037	December 2012

		134,024	81,220

AT AMORTIZED COST:
HB Capital Trust I	March 2000	5,310	6,370	10.875%	8.19%	March 2030	March 2010
Humboldt Bancorp Statutory Trust I	February 2001	5,155	5,926	10.200%	8.21%	February 2031	February 2011
Humboldt Bancorp Statutory Trust II	December 2001	10,310	11,418	Floating (9)	3.06%	December 2031	December 2006
Humboldt Bancorp Statutory Trust III	September 2003	27,836	30,703	Floating (10)	2.53%	September 2033	September 2008
CIB Capital Trust	November 2002	10,310	11,252	Floating (5)	3.06%	November 2032	November 2007
Western Sierra Statutory Trust I	July 2001	6,186	6,186	Floating (11)	3.88%	July 2031	July 2006
Western Sierra Statutory Trust II	December 2001	10,310	10,310	Floating (9)	3.91%	December 2031	December 2006
Western Sierra Statutory Trust III	September 2003	10,310	10,310	Floating (12)	3.20%	September 2033	September 2008
Western Sierra Statutory Trust IV	September 2003	10,310	10,310	Floating (12)	3.20%	September 2033	September 2008

		96,037	102,785

	Total	$230,061	$184,005

(1)	Includes purchase accounting adjustments, net of accumulated amortization, for junior subordinated debentures assumed in connection with previous mergers as well as fair value adjustments related to trusts recorded at fair value.
(2)	Contractual interest rate of junior subordinated debentures.
(3)	Effective interest rate based upon the carrying value as of March 2011.
(4)	Rate based on LIBOR plus 3.35%, adjusted quarterly.
(5)	Rate based on LIBOR plus 3.45%, adjusted quarterly.
(6)	Rate based on LIBOR plus 2.85%, adjusted quarterly.
(7)	Rate based on LIBOR plus 1.35%, adjusted quarterly.
(8)	Rate based on LIBOR plus 2.75%, adjusted quarterly.
(9)	Rate based on LIBOR plus 3.60%, adjusted quarterly.
(10)	Rate based on LIBOR plus 2.95%, adjusted quarterly.
(11)	Rate based on LIBOR plus 3.58%, adjusted quarterly.
(12)	Rate based on LIBOR plus 2.90%, adjusted quarterly.

The $230.1 million of trust preferred securities issued to the Trusts as of March 31, 2011 and December 31, 2010, with carrying values of $184.0 million and $183.6 million, respectively, are reflected as junior subordinated debentures in the Condensed Consolidated Balance Sheets. The common stock issued by the Trusts is recorded in other assets in the Condensed Consolidated Balance Sheets, and totaled $6.9 million at March 31, 2011 and December 31, 2010.

On January 1, 2007, the Company selected the fair value measurement option for certain pre-existing junior subordinated debentures of $97.9 million (the Umpqua Statutory Trusts). The remaining junior subordinated debentures as of the adoption date were acquired through business combinations and were measured at fair value at the time of acquisition. In 2007, the Company issued two series of trust preferred securities and elected to measure each instrument at fair value. Accounting for the junior subordinated debentures originally issued by the Company at fair value enables us to more closely align our financial performance with the economic value of those liabilities. Additionally, we believe it improves our ability to manage the market and interest rate risks associated with the junior subordinated debentures. The junior subordinated debentures measured at fair value and amortized cost have been presented as separate line items on the balance sheet. The ending carrying (fair) value of the junior subordinated debentures measured at fair value represents the estimated amount that would be paid to transfer these liabilities in an orderly transaction amongst market participants under current market conditions as of the measurement date.

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

In the second quarter of 2009, due to continued inactivity in the junior subordinated debenture and related markets and clarified guidance relating to the determination of fair value when the volume and level of activity for an asset or liability have significantly decreased or where transactions are not orderly, management evaluated and determined to rely on a third-party pricing service to estimate the fair value of these liabilities. The pricing service utilized an income approach valuation technique, specifically an option-adjusted spread (“OAS”) valuation model. This OAS model values the cash flows over multiple interest rate scenarios and discounts these cash flows using a credit risk adjustment spread over the three month LIBOR swap curve. The OAS model utilized was more sophisticated and computationally intensive than the model previously used; however, the models reacted similarly to changes in the underlying inputs, and the results were considered comparable. With the assistance of a third-party pricing service, we determined that a credit risk adjusted spread of 725 basis points (an effective yield of approximately 11.6%) was representative of the nonperformance risk premium a market participant would require under current market conditions as of March 31, 2010. Generally, an increase in the credit risk adjusted spread and/or a decrease in the swap curve will result in positive fair value adjustments. Conversely, a decrease in the credit risk adjusted spread and/or an increase in the swap curve will result in negative fair value adjustments.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law which, among other things, limits the ability of certain bank holding companies to treat trust preferred security debt issuances as Tier 1 capital. This law may require many banks to raise new Tier 1 capital and will effectively close the trust-preferred securities markets from offering new issuances in the future. As a result of this legislation, our third-party pricing service noted that they were no longer to able to provide reliable fair value estimates related to these liabilities given the absence of observable or comparable transactions in the market place in recent history or as anticipated into the future. As a result, management evaluated current market conditions and determined that the 11.6% effective yield utilized to discount the junior subordinated debentures, and the related prices, to determine fair value as of March 31, 2010 continued to represent appropriate estimates of the fair value of these liabilities as of March 31, 2011. Since the Company had less than $15 billion in assets at December 31, 2009, under the Dodd-Frank Act, the Company will be able to continue to include its existing trust preferred securities, less the common stock of the Trusts, in Tier 1 capital. At March 31, 2011, the Company’s restricted core capital elements were 19% of total core capital, net of goodwill and any associated deferred tax liability.

Absent changes to any of the significant inputs utilized in the discounted cash flow model utilized to measure these instruments at fair value each reporting period, the cumulative discount for each junior subordinated debenture will reverse over time, ultimately returning the carrying values of these instruments to their notional values at their expected redemption dates, in a manner analogous to the effective yield method as if these instruments were accounted for under the amortized cost method. This will result in recognizing losses on junior subordinated debentures carried at fair value on a quarterly basis within non-interest income. The Company will continue to monitor activity in the trust preferred and related markets to validate the reasonableness of the credit risk adjusted spread and effective yield utilized in our discounted cash flow model. Observable activity in the junior subordinated debenture and related markets in future periods may change the effective rate used to discount these liabilities, and could result in additional fair value adjustments (gains or losses on junior subordinated debentures measured at fair value) outside the expected periodic change in fair value had the fair value assumptions remained unchanged.

For the three months ended March 31, 2011 and 2010, we recorded a loss of $542,000 and a gain of $6.1 million, respectively, resulting from the change in fair value of the junior subordinated debentures recorded at fair value. Management believes that the credit risk adjusted spread being utilized is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. In management’s estimation, a change in fair value of the junior subordinated debentures during the period represents changes in the market’s nonperformance risk expectations and pricing of this type of debt, and not as a result of changes to our entity-specific credit risk. Any gains recognized are recorded in gain on junior subordinated debentures carried at fair value within non-interest income. The contractual interest expense on junior subordinated debentures continues to be recorded on an accrual basis and is reported in interest expense. The junior subordinated debentures recorded at fair value of $81.2 million had contractual unpaid principal amounts of $134.0 million outstanding as of March 31, 2011. The junior subordinated debentures recorded at fair value of $80.7 million had contractual unpaid principal amounts of $134.0 million outstanding as of December 31, 2010.

Note 10 – Commitments and Contingencies

Lease Commitments — The Company leases 134 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term. In addition, in connection with the Nevada Security acquisition, the Company has the option to purchase one of the leased facilities, which is expected to be resolved in third quarter 2011.

Rent expense for the three months ended March 31, 2011 and 2010 was $4.1 million and $3.5 million, respectively. Rent expense was offset by rent income for the three months ended March 31, 2011 and 2010 of $272,000 and $184,000 respectively.

Financial Instruments with Off-Balance-Sheet Risk — The Company’s financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank’s business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank’s commitments and contingent liabilities:

(in thousands)

As of March 31, 2011
Commitments to extend credit	$1,117,889
Commitments to extend overdrafts	$232,353
Forward sales commitments	$76,500
Standby letters of credit	$60,806
Commitments to originate loans held for sale	$58,343

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including international trade finance, commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank has not been required to perform on any financial guarantees and did not incur any losses in connection with standby letters of credit during the three months ended March 31, 2011 and 2010. At March 31, 2011, approximately $32.2 million of standby letters of credit expire within one year, and $28.6 million expire thereafter. Upon issuance, the Company recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. Fees are recognized ratably over the term of the standby letter of credit. The estimated fair value of guarantees associated with standby letters of credit was $237,000 as of March 31, 2011.

At March 31, 2011 and December 31, 2010, the reserve for unfunded commitments, which is included in other liabilities on the Condensed Consolidated Balance Sheets, was $911,000 and $818,000, respectively. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amount of commitments, loss experience, and economic conditions.

Mortgage loans sold to investors may be sold with servicing rights retained, for which it makes only standard legal representations and warranties as to meeting certain underwriting and collateral documentation standards. In the past two years, the Bank has had to repurchase fewer than 10 loans due to deficiencies in underwriting or loan documentation and has not realized significant losses related to these repurchases. Management believes that any liabilities that may result from such recourse provisions are not significant.

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

In July 2010, Visa deposited an additional $700 million into the litigation escrow account. While the outcome of the remaining litigation cases remains unknown, this addition to the escrow account provides additional reserves to cover potential losses. As a result of the deposit, the conversion ratio applicable to Class B common stock outstanding decreased further from 0.6296 per Class A share to 0.5824 per Class A share.

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

In March 2011, Visa deposited an additional $400 million into the litigation escrow account. As a result of the deposit, the conversion ratio applicable to Class B common stock outstanding decreased further from 0.5102 per Class A share to 0.4881 per Class A share.

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

As of March 31, 2011, the value of the Class A shares was $73.62 per share. Utilizing the new conversion ratio effective in October 2010, the value of unredeemed Class A equivalent shares owned by the Company was $17.4 million as of March 31, 2011, and has not been reflected in the accompanying financial statements.

In the ordinary course of business, various claims and lawsuits are brought by and against the Company, the Bank and Umpqua Investments. In the opinion of management, there is no pending or threatened proceeding in which an adverse decision could result in a material adverse change in the Company’s consolidated financial condition or results of operations.

Concentrations of Credit Risk—The Company grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington, California, and Nevada. In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 82% of the Company’s non-covered loan and lease portfolio at March 31, 2011, and 82% at December 31, 2010. Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Company’s primary market areas in particular, such as was seen with the deterioration in the residential development market since 2007, could have an adverse impact on the repayment of these loans. Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

Note 11 – Derivatives

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates (“MBS TBAs”) in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position. There were no counterparty default losses on forward contracts in the three months ended March 31, 2011 and 2010. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At March 31, 2011, the Bank had commitments to originate mortgage loans held for sale totaling $58.3 million and forward sales commitments of $76.5 million.

The following tables summarize the types of derivatives, separately by assets and liabilities, their locations on the Condensed Consolidated Balance Sheets, and the fair values of such derivatives as of March 31, 2011 and December 31, 2010:

(in thousands)

Underlying Risk Exposure	Description	Balance Sheet Location	March 31, 2011	December 31, 2010
Asset Derivatives
Interest rate contracts	Rate lock commitments	Other assets	$320	$306
Interest rate contracts	Forward sales commitments	Other assets	286	754

Total asset derivatives			$606	$1,060

Liability Derivatives
Interest rate contracts	Rate lock commitments	Other liabilities	$73	$170
Interest rate contracts	Forward sales commitments	Other liabilities	2	191

Total liability derivatives			$75	$361

The following table summarizes the types of derivatives, their locations within the Condensed Consolidated Statements of Operations, and the gains (losses) recorded during the three months ended March 31, 2011 and 2010:

(in thousands)

Underlying Risk Exposure	Description	Income Statement Location	Three months ended March 31,
			2011	2010
Interest rate contracts	Rate lock commitments	Mortgage banking revenue	$110	$167
Interest rate contracts	Forward sales commitments	Mortgage banking revenue	197	(832)

Total			$307	$(665)

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

Note 12 – Shareholders’ Equity

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

Stock-Based Compensation

The compensation cost related to stock options, restricted stock and restricted stock units (included in salaries and employee benefits) was $1.1 million and $626,000 for the three months ended March 31, 2011 and 2010, respectively. The total income tax benefit recognized related to stock-based compensation was $448,000 and $250,000 for the three months ended March 31, 2011 and 2010, respectively.

The following table summarizes information about stock option activity for the three months ended March 31, 2011:

(in thousands, except per share data)

	Three months ended March 31, 2011
	Options Outstanding	Weighted-Avg Exercise Price	Weighted-Avg Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, beginning of period	2,067	$14.82
Granted	237	$11.01
Exercised	(29)	$7.23
Forfeited/expired	(3)	$10.74

Balance, end of period	2,272	$14.52	6.26	$1,659

Options exercisable, end of period	1,336	$16.38	4.51	$1,283

The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of options exercised during the three months ended March 31, 2011 and 2010 was $115,000 and $289,000, respectively. During the three months ended March 31, 2011 and 2010, the amount of cash received from the exercise of stock options was $212,000 and $764,000, respectively.

The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. The following weighted average assumptions were used for stock options granted in the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
Dividend yield	2.79%	2.73%
Expected life (years)	7.1	7.1
Expected volatility	52%	52%
Risk-free rate	2.71%	3.04%
Weighted average fair value of options on date of grant	$4.65	$5.18

The Company grants restricted stock periodically as a part of the 2003 Stock Incentive Plan for the benefit of employees. Restricted shares issued generally vest on an annual basis over five years. A deferred restricted stock award was granted to an executive in the second quarter of 2007. The award vests monthly based on continued service in various increments through July 1, 2011. The Company will issue certificates for the vested award within the seventh month following termination of the executive’s employment. The following table summarizes information about nonvested restricted share activity for the three months ended March 31, 2011:

(in thousands, except per share data)

	Three months ended March 31, 2011
	Restricted Shares Outstanding	Weighted Average Grant Date Fair Value
Balance, beginning of period	401	$15.29
Granted	267	$11.00
Released	(58)	$19.12
Forfeited/expired	(1)	$15.27

Balance, end of period	609	$13.05

The total fair value of restricted shares vested and released during the three months ended March 31, 2011 and 2010 was $651,000 and $487,000, respectively.

The Company grants restricted stock units as a part of the 2007 Long Term Incentive Plan for the benefit of certain executive officers. Restricted stock unit grants are subject to performance-based vesting as well as other approved vesting conditions. The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the performance and service conditions set forth in the grant agreements. The following table summarizes information about restricted stock unit activity for the three months ended March 31, 2011:

(in thousands, except per share data)

	Three months ended March 31, 2011
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance, beginning of period	225	$11.13
Granted	105	$10.42
Released	(63)	$14.33
Forfeited/expired	(48)	$14.33

Balance, end of period	219	$9.17

The total fair value of restricted stock units vested and released during the three months ended March 31, 2011 and 2010 was $677,000 and $213,000, respectively.

As of March 31, 2011, there was $3.5 million of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a weighted-average period of 3.4 years. As of March 31, 2011, there was $5.2 million of total unrecognized compensation cost related to nonvested restricted stock which is expected to be recognized over a weighted-average period of 3.3 years. As of March 31, 2011, there was $752,000 of total unrecognized compensation cost related to nonvested restricted stock units which is expected to be recognized over a weighted-average period of 1.8 years, assuming expected performance conditions are met.

For the three months ended March 31, 2011 and 2010, the Company received income tax benefits of $457,000 and $326,000, respectively, related to the exercise of non-qualified employee stock options, disqualifying dispositions on the exercise of incentive stock options, the vesting of restricted shares and the vesting of restricted stock units. In the three months ended March 31, 2011 and 2010, the Company had net tax deficiencies (tax deficiency resulting from tax deductions less than the compensation cost recognized) of $233,000 and $195,000, respectively. Only cash flows from gross excess tax benefits are classified as financing cash flows.

Note 13 – Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as the Oregon and California state jurisdictions. Except for the California amended returns of an acquired institution for the tax years 2001, 2002, and 2003, and only as it relates to the net interest deduction taken on these amended returns, the Company is no longer subject to U.S. federal or Oregon state tax authority examinations for years before 2007 and California state tax authority examinations for years before 2004. During 2010, the Internal Revenue Service concluded an examination of the Company’s U.S. income tax returns through 2008. The results of these examinations had no significant impact on the Company’s financial statements.

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

The Company recorded a reduction in its liability for unrecognized tax benefits relating to temporary differences settled during audit in 2010. The Company had gross unrecognized tax benefits relating to California tax incentives of $555,000 recorded as of March 31, 2011. If recognized, the unrecognized tax benefit would reduce the 2011 annual effective tax rate by 0.4%. During the first quarter of 2011, the Company recognized an expense of $6,000 in interest relating to its liability for unrecognized tax benefits during the same period. Interest expense is reported by the Company as a component of tax expense. As of March 31, 2011, the accrued interest related to unrecognized tax benefits is $177,000.

Note 14 – Earnings Per Common Share

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

Net earnings, less any preferred dividends accumulated for the period (whether or not declared), is allocated between the common stock and participating securities pursuant to the two-class method. Basic earnings per common share is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period, excluding participating nonvested restricted shares.

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

The following is a computation of basic and diluted earnings (loss) per common share for the three months ended March 31, 2011 and 2010:

(in thousands, except per share data)

	Three months ended March 31,
	2011	2010
NUMERATORS:
Net income	$13,467	$8,514
Less:
Preferred stock dividends	-	12,192
Dividends and undistributed earnings allocated to participating securities (1)	62	15

Net earnings (loss) available to common shareholders	$13,405	$(3,693)

DENOMINATORS:
Weighted average number of common shares outstanding - basic	114,575	92,176
Effect of potentially dilutive common shares (2)	171	-

Weighted average number of common shares outstanding - diluted	114,746	92,176

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.12	$(0.04)
Diluted	$0.12	$(0.04)

(1)	Represents dividends paid and undistributed earnings allocated to nonvested restricted stock awards.
(2)	Represents the effect of the assumed exercise of warrants, assumed exercise of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units, based on the treasury stock method.

The following table presents the weighted average outstanding securities that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive for the three months ended March 31, 2011 and 2010.

(in thousands)

	Three months ended March 31,
	2011	2010
Stock options	2,214	1,855
CPP warrant	-	1,111
Non-participating, nonvested restricted shares	4	12
Restricted stock units	-	56

	2,218	3,034

Note 15 – Segment Information

The Company operates three primary segments: Community Banking, Mortgage Banking and Wealth Management. The Community Banking segment’s principal business focus is the offering of loan and deposit products to business and retail customers in its primary market areas. As of March 31, 2011, the Community Banking segment operated 184 locations throughout Oregon, Northern California, Washington, and Nevada.

The Mortgage Banking segment, which operates as a division of the Bank, originates, sells and services residential mortgage loans.

The Wealth Management segment consists of the operations of Umpqua Investments, which offers a full range of retail brokerage services and products to its clients who consist primarily of individual investors, and Umpqua Private Bank, which serves high net worth individuals with liquid investable assets and provides customized financial solutions and offerings, and Umpqua Financial Advisors. The Company accounts for intercompany fees and services between Umpqua Investments and the Bank at estimated fair value according to regulatory requirements for services provided. Intercompany items relate primarily to management services, referral fees and deposit rebates.

Prior to January 1, 2011, the Company reported Retail Brokerage, consisting of Umpqua Investments, as its own segment. Effective in 2011, the Company began reporting Umpqua Investments, Umpqua Private Bank, and Umpqua Financial Advisors under the Wealth Management segment. Umpqua Private Bank and Umpqua Financial Advisors do not meet the quantitative thresholds for reporting as separate segments and service the same customer base on Umpqua Investments. As a result of the change in reportable segment, prior periods have been adjusted in the financial information below.

Summarized financial information concerning the Company’s reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

Segment Information

(in thousands)

	Three Months Ended March 31, 2011
	Community Banking	Wealth Management	Mortgage Banking	Consolidated

Interest income	$119,057	$2,467	$3,368	$124,892
Interest expense	18,812	580	598	19,990

Net interest income	100,245	1,887	2,770	104,902
Provision for non-covered loan and lease losses	15,030	-	-	15,030
Provision for covered loan and lease losses	7,268	-	-	7,268
Non-interest income	12,676	3,596	5,313	21,585
Non-interest expense	75,759	4,102	4,340	84,201

Income before income taxes	14,864	1,381	3,743	19,988
Provision for income taxes	4,793	231	1,497	6,521

Net income	10,071	1,150	2,246	13,467
Dividends and undistributed earnings allocated to participating securities	62	-	-	62

Net earnings available to common shareholders	$10,009	$1,150	$2,246	$13,405

	Three Months Ended March 31, 2010
	Community Banking	Wealth Management	Mortgage Banking	Consolidated

Interest income	$106,219	$275	$2,875	$109,369
Interest expense	21,327	295	695	22,317

Net interest income	84,892	(20)	2,180	87,052
Provision for non-covered loan and lease losses	42,106	-	-	42,106
Provision for covered loan and lease losses	-	-	-	-
Non-interest income	23,447	3,091	3,509	30,047
Non-interest expense	63,029	3,777	3,065	69,871

Income (loss) before income taxes	3,204	(706)	2,624	5,122
(Benefit from) provision for income taxes	(4,246)	(196)	1,050	(3,392)

Net income (loss)	7,450	(510)	1,574	8,514
Preferred stock dividends	12,192	-	-	12,192
Dividends and undistributed earnings allocated to participating securities	15	-	-	15

Net (loss) earnings available to common shareholders	$(4,757)	$(510)	$1,574	$(3,693)

	March 31, 2011
	Community Banking	Wealth Management	Mortgage Banking	Consolidated

Total assets	$11,216,786	$41,980	$291,962	$11,550,728
Total loans and leases (covered and non-covered)	$6,125,562	$27,765	$220,666	$6,373,993
Total deposits	$9,022,074	$257,488	$13,110	$9,292,672

	December 31, 2010
	Community Banking	Wealth Management	Mortgage Banking	Consolidated

Total assets	$11,314,681	$37,757	$316,272	$11,668,710
Total loans and leases (covered and non-covered)	$6,198,532	$23,631	$222,722	$6,444,885
Total deposits	$9,160,058	$262,148	$11,599	$9,433,805

Note 16 – Fair Value Measurement

The following table presents estimated fair values of the Company’s financial instruments as of March 31, 2011 and December 31, 2010, whether or not recognized or recorded at fair value in the Condensed Consolidated Balance Sheets:

(in thousands)

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$639,963	$639,963	$1,004,125	$1,004,125
Trading securities	2,572	2,572	3,024	3,024
Securities available for sale	3,285,219	3,285,219	2,919,180	2,919,180
Securities held to maturity	4,634	4,735	4,762	4,774
Loans held for sale	52,655	52,655	75,626	75,626
Non-covered loans and leases, net	5,534,530	5,552,031	5,557,066	5,767,506
Covered loans and leases, net	741,630	815,487	785,898	893,682
Restricted equity securities	34,295	34,295	34,475	34,475
Mortgage servicing rights	15,605	15,605	14,454	14,454
Bank owned life insurance assets	90,357	90,357	90,161	90,161
FDIC indemnification asset	131,873	78,726	146,413	90,011
Derivatives	606	606	1,060	1,060
Visa Class B common stock	-	16,533	-	15,987

FINANCIAL LIABILITIES:
Deposits	$9,292,672	$9,301,889	$9,433,805	$9,464,406
Securities sold under agreements to repurchase	93,425	93,425	73,759	73,759
Term debt	257,240	274,729	262,760	282,127
Junior subordinated debentures, at fair value	81,220	81,220	80,688	80,688
Junior subordinated debentures, at amortized cost	102,785	66,392	102,866	65,771
Derivatives	75	75	361	361

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

(in thousands)

	Fair Value at March 31, 2011
Description	Total	Level 1	Level 2	Level 3
Trading securities
Obligations of states and political subdivisions	$644	$644	$-	$-
Equity securities	1,835	1,835	-	-
Other investments securities(1)	93	93	-	-
Available for sale securities
U.S. Treasury and agencies	118,574	-	118,574	-
Obligations of states and political subdivisions	224,531	-	224,531	-
Residential mortgage-backed securities and collateralized mortgage obligations	2,939,960	-	2,939,960	-
Other debt securities	152	-	152	-
Investments in mutual funds and other equity securities	2,002	-	2,002	-
Mortgage servicing rights, at fair value	15,605	-	-	15,605
Derivatives	606	-	606	-

Total assets measured at fair value	$3,304,002	$2,572	$3,285,825	$15,605

Junior subordinated debentures, at fair value	$81,220	$-	$-	$81,220
Derivatives	75	-	75	-

Total liabilities measured at fair value	$81,295	$-	$75	$81,220

(in thousands)

	Fair Value at December 31, 2010
Description	Total	Level 1	Level 2	Level 3
Trading securities
Obligations of states and political subdivisions	$1,282	$1,282	$-	$-
Equity securities	1,645	1,645	-	-
Other investments securities(1)	97	97	-	-
Available for sale securities
U.S. Treasury and agencies	118,789	-	118,789	-
Obligations of states and political subdivisions	216,726	-	216,726	-
Residential mortgage-backed securities and collateralized mortgage obligations	2,581,504	-	2,581,504	-
Other debt securities	152	-	152	-
Investments in mutual funds and other equity securities	2,009	-	2,009	-
Mortgage servicing rights, at fair value	14,454	-	-	14,454
Derivatives	1,060	-	1,060	-

Total assets measured at fair value	$2,937,718	$3,024	$2,920,240	$14,454

Junior subordinated debentures, at fair value	$80,688	$-	$-	$80,688
Derivatives	361	-	361	-

Total liabilities measured at fair value	$81,049	$-	$361	$80,688

(1)	Principally represents U.S. Treasury and agencies or residential mortgage-backed securities issued or guaranteed by governmental agencies.

The following methods were used to estimate the fair value of each class of financial instrument above:

Cash and Cash Equivalents - For short-term instruments, including cash and due from banks, and interest bearing deposits with banks, the carrying amount is a reasonable estimate of fair value.

Securities - Fair values for investment securities are based on quoted market prices when available or through the use of alternative approaches, such as matrix or model pricing, or broker indicative bids, when market quotes are not readily accessible or available.

Loans Held For Sale - For loans held for sale, carrying value approximates fair value.

Non-covered Loans and Leases - Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, including commercial, real estate and consumer loans. Each loan category is further segregated by fixed and variable rate. For variable rate loans, carrying value approximates fair value. Effective in the second quarter of 2010, the fair value of fixed rate loans is calculated by discounting contractual cash flows at rates which similar loans are currently being made. These amounts are discounted further by embedded probable losses expected to be realized in the portfolio.

Covered Loans and Leases - Covered loans are measured at estimated fair value on the date of acquisition. Subsequent to acquisition, the fair value of covered loans is measured using the same methodology as that of non-covered loans.

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

Deposits - The fair value of deposits with no stated maturity, such as non-interest bearing deposits, savings and interest checking accounts, and money market accounts, is equal to the amount payable on demand as of March 31, 2011 and December 31, 2010. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

Junior Subordinated Debentures - The fair value of junior subordinated debentures is estimated using an income approach valuation technique. The ending carrying (fair) value of the junior subordinated debentures measured at fair value represents the estimated amount that would be paid to transfer these liabilities in an orderly transaction amongst market participants. Due to credit concerns in the capital markets and inactivity in the trust preferred markets that have limited the observability of market spreads, we have classified this as a Level 3 fair value measure. In the second quarter of 2009, due to continued inactivity in the junior subordinated debenture and related markets and clarified guidance relating to the determination of fair value when the volume and level of activity for an asset or liability have significantly decreased or where transactions are not orderly, management evaluated and determined to rely on a third-party pricing service to estimate the fair value of these liabilities. The pricing service utilizes an income approach valuation technique, specifically an option-adjusted spread (“OAS”) valuation model. This OAS model values the cash flows over multiple interest rate scenarios and discounts these cash flows using a credit risk adjustment spread over the three month LIBOR swap curve. Prior to the second quarter of 2009, we estimated the fair value of junior subordinated debentures using an internal discounted cash flow model. The OAS model utilized is more sophisticated and computationally intensive than the model previously used; however, the models react similarly to changes in the underlying inputs, and the results are considered comparable.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law which, among other things, limits the ability for certain bank holding companies to treat trust preferred security debt issuances as Tier 1 capital. It is anticipated that this law may require many banks to raise new Tier 1 capital and would effectively close the trust-preferred securities markets from offering new issuances in the future. As a result of this legislation, our third-party pricing service noted that they are no longer to able to provide reliable fair value estimates related to these liabilities given the absence of observable or comparable transactions in the market place in recent history or as anticipated into the future. As a result, Management evaluated current market conditions and determined that the 11.6% effective yield utilized to discount the junior subordinated debentures, and the related prices, to determine fair value as of March 31, 2010, continued to represent appropriate estimates the fair value of these liabilities as of March 31, 2011.

Absent changes to any of the significant inputs utilized in the discounted cash flow model utilized to measure these instruments at fair value each reporting period, the cumulative discount for each junior subordinated debenture will reverse over time, ultimately returning the carrying values of these instruments to their notional values at their expected redemption dates, in a manner analogous to the effective yield method as if these instruments were accounted for under the amortized cost method. This will result in recognizing losses on junior subordinated debentures carried at fair value on a quarterly basis within non-interest income. The Company will continue to monitor activity in the trust preferred and related markets to validate the reasonableness of the credit risk adjusted spread and effective yield utilized in our discounted cash flow model. Observable activity in the junior subordinated debenture and related markets in future periods may change the effective rate used to discount these liabilities, and could result in additional fair value adjustments (gains or losses on junior subordinated debentures measured at fair value) outside the expected periodic change in fair value had the fair value assumptions remained unchanged.

Derivative Instruments - The fair value of the derivative instruments is estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate.

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2011 and 2010. The amount included in the “Transfers into Level 3” column represents the beginning balance of an item in the period for which it is designated as a Level 3 fair value measure.

(in thousands)

Three months ended March 31,	Beginning Balance	Change included in earnings	Purchases and issuances	Sales and settlements	Transfers into Level 3	Ending Balance	Net change in unrealized gains or (losses) relating to items held at end of period
2011
Mortgage servicing rights	$14,454	$(183)	$1,334	$—	$—	$15,605	$124
Junior subordinated debentures	80,688	1,510	—	(978)	—	81,220	1,510
2010
Mortgage servicing rights	$12,625	$(129)	$1,132	$—	$—	$13,628	$105
Junior subordinated debentures	85,666	(5,134)	—	(969)	—	79,563	(5,134)

Gains (losses) on mortgage servicing rights carried at fair value are recorded in mortgage banking revenue within other non-interest income. Gains (losses) on junior subordinated debentures carried at fair value are recorded within other non-interest income. The contractual interest expense on the junior subordinated debentures is recorded on an accrual basis as interest on junior subordinated debentures within interest expense. Settlements related to the junior subordinated debentures represent the payment of accrued interest that is embedded in the fair value of these liabilities.

Management believes that the credit risk adjusted spread being utilized is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt, and not as a result of changes to our entity-specific credit risk. The widening of the credit risk adjusted spread above the Company’s contractual spreads has primarily contributed to the positive fair value adjustments. Future contractions in the credit risk adjusted spread relative to the spread currently utilized to measure the Company’s junior subordinated debentures at fair value as of March 31, 2011, or the passage of time, will result in negative fair value adjustments. Generally, an increase in the credit risk adjusted spread and/or a decrease in the three month LIBOR swap curve will result in positive fair value adjustments. Conversely, a decrease in the credit risk adjusted spread and/or an increase in the three month LIBOR swap curve will result in negative fair value adjustments.

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

(in thousands)

	March 31, 2011
	Total	Level 1	Level 2	Level 3
Description
Investment securities, held to maturity
Residential mortgage-backed securities and collateralized mortgage obligations	$88	$-	$-	$88
Non-covered loans and leases	27,951	-	-	27,951
Non-covered other real estate owned	6,303	-	-	6,303
Covered other real estate owned	2,188	-	-	2,188

	$36,530	$-	$-	$36,530

	December 31, 2010
	Total	Level 1	Level 2	Level 3
Description
Investment securities, held to maturity
Residential mortgage-backed securities and collateralized mortgage obligations	$1,226	$-	$-	$1,226
Non-covered loans and leases	74,639	-	-	74,639
Non-covered other real estate owned	7,958	-	-	7,958
Covered other real estate owned	8,708			8,708

	$92,531	$-	$-	$92,531

The following table presents the losses resulting from nonrecurring fair value adjustments for the three months ended March 31, 2011 and 2010:

(in thousands)

	Three months ended March 31,
	2011	2010
Investment securities, held to maturity
Residential mortgage-backed securities and collateralized mortgage obligations	$25	$289
Non-covered loans and leases	15,916	33,140
Non-covered other real estate owned	2,130	907
Covered other real estate owned	1,256	-

Total loss from nonrecurring measurements	$19,327	$34,336

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

Forward-Looking Statements

This Report contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. These statements may include statements that expressly or implicitly predict future results, performance or events. Statements other than statements of historical fact are forward-looking statements. You can find many of these statements by looking for words such as “anticipates,” “expects,” “believes,” “estimates” and “intends” and words or phrases of similar meaning. We make forward-looking statements regarding projected sources of funds, use of proceeds, availability of acquisition and growth opportunities, dividends, adequacy of our allowance for loan and lease losses and provision for loan and lease losses, our commercial real estate portfolio and subsequent chargeoffs. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Risks and uncertainties include those set forth in our filings with the SEC, and the following factors that might cause actual results to differ materially from those presented:

•	our ability to attract new deposits and loans and leases;

•	demand for financial services in our market areas;

•	competitive market pricing factors;

•	deterioration in economic conditions that could result in increased loan and lease losses;

•	risks associated with concentrations in real estate related loans;

•	market interest rate volatility;

•	stability of funding sources and continued availability of borrowings;

•	changes in legal or regulatory requirements or the results of regulatory examinations that could restrict growth;

•	our ability to recruit and retain key management and staff;

•	availability of, and competition for, FDIC-assisted and other acquisition opportunities;

•	risks associated with merger and acquisition integration;

•	significant decline in the market value of the Company that could result in an impairment of goodwill;

•	our ability to raise capital or incur debt on reasonable terms;

•	regulatory limits on the Bank’s ability to pay dividends to the Company;

•

the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and related rules and regulations on the Company’s business operations and competitiveness, including the impact of executive compensation restrictions, which may affect the Company’s ability to retain and recruit executives in competition with firms in other industries who do not operate under those restrictions;

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

We are considered one of the most innovative community banks in the United States, combining a retail product delivery approach with an emphasis on quality-assured personal service. The Bank has evolved from a traditional community bank into a community-

oriented financial services retailer by implementing a variety of retail marketing strategies to increase revenue and differentiate ourselves from our competition.

Umpqua Investments is a registered broker-dealer and investment advisor with offices in Portland, Lake Oswego, and Medford, Oregon, Santa Rosa, California, and in many Umpqua Bank stores. The firm is one of the oldest investment companies in the Northwest and is active in many community events. Umpqua Investments offers a full range of investment products and services including: stocks, fixed income securities (municipal, corporate, and government bonds, CDs, and money market instruments), mutual funds, annuities, options, retirement planning, money management services, life insurance, disability insurance and medical supplement policies.

Executive Overview

Significant items for the first quarter of 2011 were as follows:

•

Net earnings available to common shareholders per diluted common share were $0.12 for the three months ended March 31, 2011, as compared to net loss available to common shareholders per diluted common share of $0.04 for the three months ended March 31, 2010. Operating income per diluted common share, defined as earnings available to common shareholders before net gains or losses on junior subordinated debentures carried at fair value, net of tax, bargain purchase gains, net of tax, merger related expenses, net of tax, and goodwill impairment, divided by the same diluted share total used in determining diluted earnings per common share, was $0.12 for the three months ended March 31, 2011, as compared to operating loss per diluted common share of $0.11 for the three months ended March 31, 2010. Operating income (loss) per diluted share is considered a “non-GAAP” financial measure. More information regarding this measurement and reconciliation to the comparable GAAP measurement is provided under the heading Results of Operations—Overview below.

•

Net interest margin, on a tax equivalent basis, increased to 4.18% for the three months ended March 31, 2011, compared to 4.04% for the same period a year ago. The increase in net interest margin resulted from an increase in average investments outstanding, increased yields on the covered loan portfolio, declining costs of interest bearing deposits, partially offset by interest reversals of new non-accrual loans, and a decline in non-covered loans outstanding.

•

The provision for non-covered loan and lease losses was $15.0 million for the three months ended March 31, 2011, as compared to the $42.1 million recognized for the three months ended March 31, 2010. This resulted from a decrease in net charge-offs and non-performing loans.

•

Mortgage banking revenue was $5.3 million for the three months ended March 31, 2011, compared to $3.5 million for the three months ended March 31, 2010. Closed mortgage volume increased 31% in the current year-to-date over the prior year same period due to an increase in purchase and refinancing activity.

•

Total gross non-covered loans and leases were $5.6 billion as of March 31, 2011, a decrease of $26.6 million as compared to December 31, 2010. This decrease is principally attributable to charge-offs and transfers to other real estate owned during the period.

•

Total deposits were $9.3 billion as of March 31, 2011, a decrease of $141.1 million, or 1%, as compared to December 31, 2010. Despite the decline in total deposits, non-interest bearing deposits increased $55.1 million, or 3%, and low cost savings accounts increased $20.6 million, or 6%, on a sequential quarter basis.

•

Total consolidated assets were $11.6 billion as of March 31, 2011, representing a decrease from the $11.7 billion at December 31, 2010. The decrease is attributable to the decrease in total loans and total deposits.

•

Non-covered, non-performing assets decreased to $177.0 million, or 1.53% of total assets, as of March 31, 2011, as compared to $178.0 million, or 1.53% of total assets, as of December 31, 2010. Non-covered, non-performing loans decreased to $142.5 million, or 2.53% of total non-covered loans, as of March 31, 2011, as compared to $145.2 million, or 2.57% of total non-covered loans as of December 31, 2010. Non-accrual loans have been written-down to their estimated net realizable values.

•

Net charge-offs on non-covered loans were $19.1 million for the three months ended March 31, 2011, or 1.38% of average non-covered loans and leases (annualized), as compared to net charge-offs of $39.0 million, or 2.66% of average non-covered loans and leases (annualized), for the three months ended March 31, 2010.

•	Total risk based capital decreased to 17.51% as of March 31, 2011, compared to 17.62% as of December 31, 2010, due to the increase in risk-based assets during the quarter.

•	Cash dividends declared in the first quarter of 2011 were $0.05 per common share, consistent with the amounts declared since the fourth quarter of 2008.

Summary of Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2010 included in the Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 17, 2011. Not all of these critical accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes that the following policies would be considered critical under the SEC’s definition.

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

Management believes that the ALLL was adequate as of March 31, 2011. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 82% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses.

Covered Loans and FDIC Indemnification Asset

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

The Company has elected to account for amounts receivable under the loss-share agreement as an indemnification asset in accordance with FASB ASC 805, Business Combinations. The FDIC indemnification asset is initially recorded at fair value, based on the discounted value of expected future cash flows under the loss-share agreement. The difference between the carrying value and the undiscounted cash flows the Company expects to collect from the FDIC will be accreted or amortized into non-interest income over the life of the FDIC indemnification asset, which is maintained at the loan pool level.

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

Valuation of Goodwill and Intangible Assets

At March 31, 2011, we had $680.9 million in goodwill and other intangible assets as a result of business combinations. Goodwill and other intangible assets with indefinite lives are not amortized but instead are periodically tested for impairment. Management performs an impairment analysis for the intangible assets with indefinite lives on an annual basis as of December 31. Additionally, goodwill and other intangible assets with indefinite lives are evaluated on an interim basis when events or circumstance indicate impairment potentially exists. The impairment analysis requires management to make subjective judgments. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures, technology, changes in discount rates and specific industry and market conditions. There can be no assurance that changes in circumstances, estimates or assumption may result in additional impairment of all, or some portion of, goodwill.

Stock-based Compensation

In accordance with FASB ASC 718, Stock Compensation, we recognize expense in the income statement for the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). The requisite service period may be subject to performance conditions. The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. Management assumptions utilized at the time of grant impact the fair value of the option calculated under the Black-Scholes methodology, and ultimately, the expense that will be recognized over the life of the option. Additional information is included in Note 12 of the Notes to Consolidated Financial Statements.

Fair Value

FASB ASC 820, Fair Value Measurements and Disclosures, establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction. See Note 16 of the Notes to Consolidated Financial Statements for additional information about the level of pricing transparency associated with financial instruments carried at fair value.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. FASB ASU No. 2010-06 requires (i) fair value disclosures by each class of assets and liabilities (generally a subset within a line item as presented in the statement of financial position) rather than major category, (ii) for items measured at fair value on a recurring basis, the amounts of significant transfers between Levels 1 and 2, and transfers into and out of Level 3, and the reasons for those transfers, including separate discussion related to the transfers into each level apart from transfers out of each level, and (iii) gross presentation of the amounts of purchases, sales, issuances, and settlements in the Level 3 recurring measurement reconciliation. Additionally, the ASU clarifies that a description of the valuation techniques(s) and inputs used to measure fair values is required for both recurring and nonrecurring fair value measurements. Also, if a valuation technique has changed, entities should disclose that change and the reason for the change. Disclosures other than the gross presentation changes in the Level 3 reconciliation were effective for the first reporting period beginning after December 15, 2009. The requirement to present the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis is effective for fiscal years beginning after December 15, 2010. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The ASU expands existing disclosures to require an entity to provide additional information in their disclosures about the credit quality of their financing receivables and the credit reserves held against them. Specifically, entities will be required to present a roll forward of activity in the allowance for credit losses, the nonaccrual status of financing receivables by class of financing receivables, and impaired financing receivables by class of financing receivables, all on a disaggregated basis. The ASU also requires an entity to provide additional disclosures on credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables, the aging of past due financing receivables at the end of the reporting period by class of financing receivables, the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses and significant purchases and sales of financing receivables during the reporting period disaggregated by portfolio segment. For public entities, the disclosures of period-end balances are effective for interim and annual reporting periods ending after December 15, 2010. For public entities, the disclosures of activity are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements and the disclosures required are included in Note 5 of the Notes to Consolidated Financial Statements.

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

In January 2011, the FASB issued ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. This ASU temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. Accordingly, the Company has not included the disclosures deferred by this ASU.

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The Update provides additional guidance relating to when creditors should classify loan modifications as troubled debt restructurings. The ASU also ends the deferral issued in January 2010 of the disclosures about troubled debt restructurings required by ASU No. 2010-20. The provisions of ASU No. 2011-02 and the disclosure requirements of ASU No. 2010-20 are effective for the Company’s interim reporting period ending September 30, 2011. The guidance applies retrospectively to restructurings occurring on or after January 1, 2011. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

RESULTS OF OPERATIONS

OVERVIEW

For the three months ended March 31, 2011, net earnings available to common shareholders were $13.4 million, or $0.12 per diluted common share, as compared to net loss available to common shareholders of $3.7 million, or $0.04 per diluted common share for the three months ended March 31, 2010. The increase in net earnings for the three months ended March 31, 2011 compared to the same period of the prior year is principally attributable to increased net interest income and decreased provision for loan losses, partially offset by decreased non-interest income and increased non-interest expense. We assumed certain assets and liabilities of Evergreen, Rainier, and Nevada Security on January 22, 2010, February 26, 2010, and June 18, 2010, respectively, and the results of the acquired operations are included in our financial results starting on January 23, 2010, February 27, 2010, and June 19, 2010, respectively.

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

The following table provides the reconciliation of earnings (loss) available to common shareholders (GAAP) to operating earnings (loss) (non-GAAP), and earnings (loss) per diluted common share (GAAP) to operating earnings (loss) per diluted share (non-GAAP) for the three months ended March 31, 2011 and 2010:

Reconciliation of Net Earnings (Loss) Available to Common Shareholders to Operating Earnings (Loss)

(in thousands, except per share data)

	Three months ended March 31,
	2011	2010
Net earnings (loss) available to common shareholders	$13,405	$(3,693)
Adjustments:
Net loss (gain) on junior subordinated debentures carried at fair value, net of tax	325	(3,653)
Bargain purchase gain on acquisitions, net of tax	-	(3,862)
Merger-related expenses, net of tax	109	1,144

Operating earnings (loss)	$13,839	$(10,064)

Per diluted share:
Net earnings (loss) available to common shareholders	$0.12	$(0.04)
Adjustments:
Net loss (gain) on junior subordinated debentures carried at fair value, net of tax	-	(0.04)
Bargain purchase gain on acquisitions, net of tax	-	(0.04)
Merger-related expenses, net of tax	-	0.01

Operating earnings (loss)	$0.12	$(0.11)

The following table presents the returns on average assets, average common shareholders’ equity and average tangible common shareholders’ equity for the three months ended March 31, 2011 and 2010. For each of the periods presented, the table includes the calculated ratios based on reported net earnings (loss) available to common shareholders and operating income (loss) as shown in the table above. Our return on average common shareholders’ equity is negatively impacted as the result of capital required to support goodwill. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger-related intangible assets, we believe it beneficial to also consider the return on average tangible common shareholders’ equity. The return on average tangible common shareholders’ equity is calculated by dividing net earnings (loss) available to common shareholders by average shareholders’ common equity less average goodwill and intangible assets, net (excluding MSRs). The return on average tangible common shareholders’ equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders’ equity.

Return on Average Assets, Common Shareholders’ Equity and Tangible Common Shareholders’ Equity

(dollars in thousands)

	Three months ended March 31,
	2011	2010
Returns on average assets:
Net earnings (loss) available to common shareholders	0.47%	-0.15%
Operating earnings (loss)	0.48%	-0.41%

Returns on average common shareholders’ equity:
Net earnings (loss) available to common shareholders	3.30%	-1.05%
Operating earnings (loss)	3.40%	-2.86%

Returns on average tangible common shareholders’ equity:
Net earnings (loss) available to common shareholders	5.62%	-1.94%
Operating earnings (loss)	5.80%	-5.28%

Calculation of average common tangible shareholders’ equity:
Average common shareholders’ equity	$1,649,674	$1,426,935
Less: average goodwill and other intangible assets, net	(681,494)	(653,778)

Average tangible common shareholders’ equity	$968,180	$773,157

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

The following table provides a reconciliation of ending shareholders’ equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of March 31, 2011 and December 31, 2010:

Reconciliations of Total Shareholders’ Equity to Tangible Common Shareholders’ Equity and Total Assets to Tangible Assets

(dollars in thousands)

	March 31, 2011	December 31, 2010
Total shareholders’ equity	$1,651,427	$1,642,574
Subtract:
Goodwill and other intangible assets, net	680,922	681,969

Tangible common shareholders’ equity	$970,505	$960,605

Total assets	$11,550,728	$11,668,710
Subtract:
Goodwill and other intangible assets, net	680,922	681,969

Tangible assets	$10,869,806	$10,986,741

Tangible common equity ratio	8.93%	8.74%

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although we believe these non-GAAP financial measure are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

NET INTEREST INCOME

Net interest income is the largest source of our operating income. Net interest income for the three months ended March 31, 2011 was $104.9 million, an increase of $17.9 million or 21% compared to the same period in 2010. The results for the three months ended March 31, 2011 as compared to the same period in 2010 are attributable to growth in outstanding average interest-earning assets, primarily covered loans and investment securities, and an increase in net interest margin, partially offset by growth in interest-bearing liabilities. In addition to organic growth, the FDIC-assisted purchase and assumption of certain assets and liabilities of Evergreen, Rainier, and Nevada Security, which were completed on January 22, 2010, February 26, 2010, and June 18, 2010, respectively, contributed to the increase in interest-earning assets and interest-bearing liabilities in the three months ended March 31, 2011 over the same period in 2010.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax equivalent basis was 4.18% for the three months ended March 31, 2011, an increase of 14 basis points as compared to the same period in 2010. The increase in net interest margin primarily resulted from investing excess interest earning cash into the investment portfolio, an increase in covered loans outstanding, increased yield on the covered loan portfolio as a result of payoffs ahead of expectations and declining costs of interest-bearing deposits, partially offset by an increase in interest and fee income reversals on non-covered, non-accrual loans, a decline in non-covered loans outstanding and an increase in interest-bearing liabilities.

Loan disposal related activities within the covered loan portfolio, either through loans being paid off in full or transferred to other real estate owned (“OREO”), result in gains within covered loan interest income to the extent assets received in satisfaction of debt (such as cash or the net realizable value of OREO received) exceeds the allocated carrying value of the loan disposed of from the pool. Loan disposal activities contributed $6.3 million of interest income for the three months ended March 31, 2011. No loan disposal gains were recognized during the three months ended March 31, 2010. Excluding the impact of covered loan disposal gains, consolidated net interest margin on a fully tax equivalent basis would have been 3.93% and 4.04% for the three months ended March 31, 2011 and 2010, respectively. While dispositions of covered loans positively impact net interest margin, we recognize a corresponding decrease to the change in FDIC indemnification asset at the incremental loss-sharing rate within other non-interest income.

Net interest income for the three months ended March 31, 2011 was negatively impacted by the $1.3 million reversal of interest and fee income on non-covered, non-accrual loans, as compared to the $1.1 million reversal of interest and fee income during the three months ended March 31, 2010. These reversals reduced tax equivalent net interest margin by 5 basis points for each respective period. Excluding the impact of covered loan disposal gains and interest and fee income reversals on non-covered, non-accrual loans, tax equivalent net interest margin would have been 3.98% for the three months ended 2011 and 4.09% for the three months ended March 31, 2010.

Also contributing to the increase in net interest margin in the current quarter as compared is to the same period of the prior year is the continued management to reduce the cost of interest-bearing liabilities, specifically interest-bearing deposits. The total cost of interest-bearing deposits for the three months ended March 31, 2011 was 0.83%, representing a 36 basis point decrease since the three months ended March 31, 2010.

Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds. The following table presents condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three months ended March 31, 2011 and 2010:

Average Rates and Balances

(dollars in thousands)

	Three months ended March 31, 2011			Three months ended March 31, 2010
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Non-covered loans and leases (1)	$5,671,457	$78,733	5.63%	$5,958,946	$84,453	5.75%
Covered loans and leases	767,911	21,547	11.38%	363,315	6,255	6.99%
Taxable securities	2,964,410	22,046	2.97%	1,610,407	16,075	3.99%
Non-taxable securities (2)	219,523	3,238	5.90%	221,405	3,235	5.84%
Temporary investments and interest-bearing deposits	652,844	401	0.25%	678,930	399	0.24%

Total interest earning assets	10,276,145	125,965	4.97%	8,833,003	110,417	5.07%
Allowance for loan and lease losses	(100,183)			(106,413)
Other assets	1,396,789			1,250,810

Total assets	$11,572,751			$9,977,400

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	$4,703,292	$5,643	0.49%	$3,853,380	$7,424	0.78%
Time deposits	2,980,111	10,023	1.36%	2,535,712	11,365	1.82%
Federal funds purchased and repurchase agreements	84,136	122	0.59%	48,706	123	1.02%
Term debt	260,798	2,289	3.56%	180,955	1,520	3.41%
Junior subordinated debentures	183,423	1,913	4.23%	188,623	1,885	4.05%

Total interest-bearing liabilities	8,211,760	19,990	0.99%	6,807,376	22,317	1.33%
Non-interest-bearing deposits	1,644,452			1,448,668
Other liabilities	66,865			62,094

Total liabilities	9,923,077			8,318,138
Preferred equity	-			232,327
Common equity	1,649,674			1,426,935

Total liabilities and shareholders’ equity	$11,572,751			$9,977,400

NET INTEREST INCOME		$105,975			$88,100

NET INTEREST SPREAD			3.98%			3.74%
AVERAGE YIELD ON EARNING ASSETS (1), (2)			4.97%			5.07%
INTEREST EXPENSE TO EARNING ASSETS			0.79%			1.03%

NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			4.18%			4.04%

(1)	Non-covered non-accrual loans, leases, and mortgage loans held for sale are included in the average balance.
(2)	Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1.1 million and $1.0 million for the three months ended March 31, 2011 and 2010, respectively.

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three months ended March 31, 2011 as compared to the same period in 2010. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Rate/Volume Analysis

(in thousands)

	Three months ended March 31, 2011 compared to 2010
	Increase (decrease) in interest income and expense due to changes in
	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Non-covered loans and leases	$(4,016)	$(1,704)	$(5,720)
Covered loans and leases	9,768	5,524	15,292
Taxable securities	10,872	(4,901)	5,971
Non-taxable securities (1)	(28)	31	3
Temporary investments and interest bearing deposits	(15)	17	2

Total (1)	16,581	(1,033)	15,548

INTEREST-BEARING LIABILITIES:
Interest bearing checking and savings accounts	1,409	(3,191)	(1,782)
Time deposits	1,787	(3,128)	(1,341)
Repurchase agreements and federal funds	65	(66)	(1)
Term debt	698	71	769
Junior subordinated debentures	(53)	81	28

Total	3,906	(6,233)	(2,327)

Net increase in net interest income (1)	$12,675	$5,200	$17,875

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

PROVISION FOR LOAN AND LEASE LOSSES

The provision for non-covered loan and lease losses was $15.0 million for the three months ended March 31, 2011, as compared to $42.1 million for the same period in 2010. As an annualized percentage of average outstanding loans, the provision for loan losses recorded for the three months ended March 31, 2011 was 1.08% as compared to 2.88% in the same period in 2010.

The decrease in the provision for loan and lease losses in the three months ended March 31, 2011 as compared to the same period in 2010 is principally attributable to non-covered loan upgrades exceeding downgrades within the portfolio, stabilization of non-performing loans, and the decrease in net charge-offs during the period.

The Company recognizes the charge-off of impairment reserves on impaired loans in the period they arise for collateral dependent loans. Therefore, the non-covered, non-accrual loans of $136.1 million as of March 31, 2011 have already been written-down to their estimated fair value, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices. Depending on the characteristics of a loan, the fair value of collateral is estimated by obtaining external appraisals.

The provision for non-covered loan and lease losses is based on management’s evaluation of inherent risks in the loan portfolio and a corresponding analysis of the allowance for non-covered loan and lease losses. Additional discussion on loan quality and the allowance for non-covered loan and lease losses is provided under the heading Asset Quality and Non-Performing Assets below.

The provision for covered loan and lease losses was $7.3 million for the three months ended March 31, 2011, as compared to no provision for the same period in 2010. Provisions for covered loan and leases losses are recognized subsequent to acquisition to the extent it is probable we will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimate after acquisition, considering both the timing and amount of those expected cash flows. Provisions may be required when determined losses of unpaid principal incurred exceed previous loss expectations to-date, or future cash flows previously expected to be collectible are no longer probable of collection. Provisions for covered loan and lease losses, excluding amounts advanced subsequent to acquisition, are not reflected in the allowance for non-covered loan and lease losses, rather as a valuation allowance netted against the carrying value of the covered loan and lease balance accounted for under ASC 310-30, in accordance with the guidance.

NON-INTEREST INCOME

Non-interest income for the three months ended March 31, 2011 was $21.6 million, a decrease of $8.5 million, or 28%, as compared to the same period in 2010. The following table presents the key components of non-interest income for the three months ended March 31, 2011 and 2010:

Non-Interest Income

(in thousands)

	Three months ended March 31,
	2011	2010	Change Amount	Change Percent
Service charges on deposit accounts	$7,821	$8,365	$(544)	-7%
Brokerage commissions and fees	3,377	2,639	738	28%
Mortgage banking revenue, net	5,275	3,478	1,797	52%
Loss on investment securities, net	(25)	(288)	263	-91%
(Loss) gain on junior subordinated debentures carried at fair value	(542)	6,088	(6,630)	-109%
Bargain purchase gain on acquisition	-	6,437	(6,437)	NM
Change in FDIC indemnification asset	2,905	610	2,295	376%
Other income	2,774	2,718	56	2%

Total	$21,585	$30,047	$(8,462)	-28%

NM - Not meaningful

The decrease in deposit service charges in the three months ended March 31, 2011 compared to the same period in 2010 reflects a $1.6 million, or 34%, reduction in non-sufficient funds and overdraft fee revenue in the current period due to regulatory reform changes which took place in the third quarter of 2010. Other deposit service charges increased $1.1 million in the first quarter of 2011 as compared to the first quarter of 2010 as a result of the overall increase in deposits including deposits acquired from the Rainier, Evergreen and Nevada Security acquisitions.

Brokerage commissions and fees for the three months ended March 31, 2011 increased 28% as a result of the increase in assets under management under the Wealth Management segment.

Mortgage banking revenue for the three months ended March 31, 2011 increased due to an increase in purchase and refinancing activity, compared to the same period of the prior year. Closed mortgage volume for the three months ended March 31, 2011 was $166.7 million, representing a 31% increase compared to the same period of the prior year.

For the three months ended March 31, 2011, we recorded a loss of $542,000, as compared to a gain of $6.1 million for the three months ended March 31, 2010, in the change of fair value on the junior subordinated debentures recorded at fair value. Additional information on the junior subordinated debentures carried at fair value is included in Note 9 of the Notes to Condensed Consolidated Financial Statements and under the heading Junior Subordinated Debentures.

In the prior year, a bargain purchase gain of $6.4 million represented the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed in the Evergreen acquisition.

The change in FDIC indemnification asset represents an increase in cash flows expected to be recoverable under the loss-share agreements entered into with the FDIC in connection with the Evergreen, Rainier, and Nevada Security FDIC-assisted acquisitions.

NON-INTEREST EXPENSE

Non-interest expense for the three months ended March 31, 2011 was $84.2 million, an increase of $14.3 million, or 21%, as compared to the same period in 2010. The following table presents the key elements of non-interest expense for the three months ended March 31, 2011 and 2010:

Non-Interest Expense

(in thousands)

	Three months ended March 31,
	2011	2010	Change Amount	Change Percent
Salaries and employee benefits	$44,610	$36,240	$8,370	23%
Net occupancy and equipment	12,517	10,676	1,841	17%
Communications	2,810	2,224	586	26%
Marketing	851	1,009	(158)	-16%
Services	5,882	4,915	967	20%
Supplies	781	726	55	8%
FDIC assessments	3,873	3,444	429	12%
Net loss on other real estate owned	3,784	2,311	1,473	64%
Intangible amortization	1,251	1,308	(57)	-4%
Merger related expenses	181	1,906	(1,725)	-91%
Other expenses	7,661	5,112	2,549	50%

Total	$84,201	$69,871	$14,330	21%

Included in non-interest expense are several categories which are outside of the operational control of the Company or depend on changes in market values, including FDIC deposit insurance assessments and gain or loss on other real estate owned (“OREO”), as well as infrequently occurring expenses such as merger related costs. Excluding these non-controllable or infrequently occurring items, the remaining non-interest expense items totaled $76.4 million compared to $62.2 million for the first quarter of 2010.

Salaries and employee benefits costs increased $8.4 million in the three months ending March 31, 2011, as compared to the same period prior year. Approximately $2.0 million of the increase is the result of the acquisition of Rainier, Evergreen, and Nevada Security, with additional increases due to variable mortgage compensation based on increase volume and revenue, and the remainder primarily results from the increase in full-time equivalent employees.

Net occupancy and equipment expense increased $1.8 million for the three months ended March 31, 2011, as compared to the same period in the prior year. The growth in 2011 is the result of the cost of operating new locations through the acquisition of Rainier, Evergreen and Nevada Security, respectively, and the addition of five de novo Community Banking locations, one Commercial Banking Center and two Mortgage Offices during 2010. Additionally, during 2010 we remodeled 48 stores including locations acquired.

FDIC assessments increased for the three months ending March 31, 2011 as compared to the same period of the prior year. The increase resulted from organic deposit growth and deposit growth resulting from FDIC-assisted acquisitions.

We incur significant expenses in connection with the completion and integration of bank acquisitions that are not capitalizable. Classification of expenses as merger-related is done in accordance with the provisions of a Board-approved policy. The merger-related expenses incurred in 2011 relate to the FDIC-assisted acquisitions of Evergreen, Rainier, and Nevada Security.

The slowdown in the housing industry, which has continued to detrimentally affect our non-covered loan portfolio, has led to a continued elevated level of foreclosures on related properties and movement of the properties into other real estate owned. Through the first quarter of 2011, declines in the market values of these properties after foreclosure resulted in additional losses on the sale of the properties or by valuation adjustments. In the three months ended March 31, 2011, the Company recognized net losses on OREO of $3.8 million as compared to net losses of $2.3 million in the same period a year ago. Included within the results for the three months ended March 31, 2011, the Company recognized net losses on sale and valuation adjustments of covered OREO properties of $1.0 million as compared to no losses in the same period a year ago.

Other expenses increased $2.5 million in the three months ending March 31, 2011, as compared to the same period in the prior year. The increase is primarily associated with covered and non-covered loan and covered and non-covered OREO workout costs, as well as various growth initiatives underway.

INCOME TAXES

Our consolidated effective tax rate as a percentage of pre-tax income for the three months ended March 31, 2011 was 32.6% as compared to (66.2)% for the three months ended March 31, 2010. The effective tax rates differed from the federal statutory rate of 35% and the apportioned state rate of 5.4% (net of the federal tax benefit) principally because of non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities, tax credits arising from low income housing investments, and Business Energy tax credits.

FINANCIAL CONDITION

INVESTMENT SECURITIES

Trading securities consist of securities held in inventory by Umpqua Investments for sale to its clients and securities invested in trust for the benefit of certain executives or former employees of acquired institutions as required by agreements. Trading securities were $2.6 million at March 31, 2011, as compared to $3.0 million at December 31, 2010. This decrease is principally attributable to a decrease in Umpqua Investments’ inventory of trading securities.

Investment securities available for sale were $3.3 billion as of March 31, 2011 compared to $2.9 billion at December 31, 2010. Purchases of $521.3 million of investment securities available for sale and an increase in fair value of investments securities available for sale of $815,000 were partially offset by paydowns of $142.9 million and amortization of net purchase price premiums of $9.1 million.

Investment securities held to maturity were $4.6 million as of March 31, 2011 as compared to holdings of $4.8 million at December 31, 2010. The change primarily relates to paydowns and maturities of investment securities held to maturity of $186,000.

The following table presents the available for sale and held to maturity investment securities portfolio by major type as of March 31, 2011 and December 31, 2010:

Investment Securities Composition

(dollars in thousands)

	Investment Securities Available for Sale
	March 31, 2011		December 31, 2010
	Fair Value	%	Fair Value	%
U.S. Treasury and agencies	$118,574	4%	$118,789	4%
Obligations of states and political subdivisions	224,531	7%	216,726	8%
Residential mortgage-backed securities and collateralized mortgage obligations	2,939,960	89%	2,581,504	88%
Other debt securities	152	-	152	-
Investments in mutual funds and other equity securities	2,002	-	2,009	-

Total	$3,285,219	100%	$2,919,180	100%

	Investment Securities Held to Maturity
	March 31, 2011		December 31, 2010
	Amortized Cost	%	Amortized Cost	%
Obligations of states and political subdivisions	$2,350	51%	$2,370	50%
Residential mortgage-backed securities and collateralized mortgage obligations	2,284	49%	2,392	50%

Total	$4,634	100%	$4,762	100%

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

The following tables present the OTTI losses for the three months ended March 31, 2011 and 2010 in the held to maturity portfolio:

(in thousands)

	Three months ended March 31
	2011	2010
Total other-than-temporary impairment losses	$-	$5
Portion of other-than-temporary impairment losses transferred from other comprehensive income (1)	25	284

Net impairment losses recognized in earnings (2)	$25	$289

(1)	Represents other-than-temporary impairment losses related to all other factors.
(2)	Represents other-than-temporary impairment losses related to credit losses.

The OTTI recognized on investment securities held to maturity primarily relates to non-agency collateralized mortgage obligations for all periods presented. Each of these securities holds various levels of credit subordination. The underlying mortgage loans of these securities were originated from 2003 through 2007. At origination, the weighted average loan-to-value of the underlying mortgages was 69%; the underlying borrowers had weighted average FICO scores of 731, and 59% were limited documentation loans. These securities were valued by third-party pricing services using matrix or model pricing methodologies and were corroborated by broker indicative bids. We estimated the cash flows of the underlying collateral for each security considering credit, interest and prepayment risk models that incorporate management’s estimate of projected key assumptions including prepayment rates, collateral default rates and loss severity. Assumptions utilized vary from security to security, and are influenced by factors such as loan interest rates, geographic location, borrower characteristics and vintage, and historical experience. We then used a third party to obtain information about the structure of each security, including subordination and other credit enhancements, in order to determine how the underlying collateral cash flows will be distributed to each security issued in the structure. These cash flows were then discounted at the interest rate used to recognize interest income on each security. We review the actual collateral performance of these securities on a quarterly basis and update the inputs as appropriate to determine the projected cash flows. The following table presents a summary of the significant inputs utilized to measure management’s estimate of the credit loss component on these non-agency collateralized mortgage obligations as of March 31, 2011 and 2010:

	2011			2010
	Range		Weighted Average	Range		Weighted Average
	Minimum	Maximum		Minimum	Maximum
Constant prepayment rate	5.0%	20.0%	14.9%	4.0%	25.0%	14.8%
Collateral default rate	5.0%	15.0%	10.6%	8.0%	45.0%	16.8%
Loss severity	25.0%	55.0%	37.9%	20.0%	50.0%	34.7%

Gross unrealized losses in the available for sale investment portfolio was $17.3 million at March 31, 2011. This consisted primarily of unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations of $16.9 million. The unrealized losses were primarily caused by interest rate increases subsequent to the purchase of the securities, and not credit quality. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. Additional information about the investment portfolio is provided in Note 3 of the Notes to Condensed Consolidated Financial Statements.

RESTRICTED EQUITY SECURITIES

Restricted equity securities were $34.3 million at March 31, 2011 and $34.5 million at December 31, 2010. The decrease of $181,000 is attributable to a stock redemption by the Federal Home Loan Bank (“FHLB”) of San Francisco during the quarter. Of the $34.3 million at March 31, 2011, $33.0 million represent the Bank’s investment in the FHLB of Seattle and San Francisco. The remaining restricted equity securities represent investments in Pacific Coast Bankers’ Bancshares stock.

FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par. Although as of March 31, 2011, the FHLB of Seattle complies with all of its regulatory requirements (including the risk-based capital requirement), it remains classified as “undercapitalized” by the Federal Housing Finance Agency (“Finance Agency”). Under Finance Agency regulations, a FHLB that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock in excess of what is required for members’ current loans.

Management periodically evaluates FHLB stock for other-than-temporary or permanent impairment. Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. Moody’s Investors Services rating of the FHLB of Seattle as Aaa with stable outlook was reaffirmed in May 2010, Standard and Poors rating of AA+ was reaffirmed in July 2010 and Fitch Ratings assigned a AAA rating with stable rating outlook in April 2011, reflecting the assumption of U.S. Government support. The Company has determined there is not an other-than-temporary impairment on the FHLB stock investment as of March 31, 2011.

LOANS AND LEASES

Non-covered loans and leases

Total non-covered loans and leases outstanding at March 31, 2011 were $5.6 billion, a decrease of $22.6 million as compared to year-end 2010. This decrease is principally attributable to charge-offs of $20.9 million and transfers to other real estate owned of $9.9 million, and net loan originations of $6.5 million during the period. The following table presents the concentration distribution of our non-covered loan portfolio at March 31, 2011 and December 31, 2010.

Non-covered Loan Concentrations

(dollars in thousands)

	March 31, 2011		December 31, 2010
	Amount	Percentage	Amount	Percentage
Commercial real estate
Term & multifamily	$3,488,079	61.9%	$3,483,475	61.6%
Construction & development	219,258	3.9%	247,814	4.4%
Residential development	132,078	2.3%	147,813	2.6%
Commercial
Term	531,628	9.4%	509,453	9.0%
LOC & other	740,021	13.1%	747,419	13.2%
Residential
Mortgage	225,579	4.0%	222,416	3.9%
Home equity loans & lines	275,403	5.0%	278,585	4.9%
Consumer & other	31,601	0.6%	33,043	0.6%
Deferred loan fees, net	(11,284)	-0.2%	(11,031)	-0.2%

Total	$5,632,363	100.0%	$5,658,987	100.0%

Due to the impact of the continuing housing market downturn on our residential development loan portfolio, discussion of and tables related to this non-covered loan segment is provided under the heading Asset Quality and Non-Performing Assets below.

Covered loans and leases

Total covered loans and leases outstanding at March 31, 2011 were $741.6 million, a decrease of $44.3 million as compared to year-end 2010. This decrease is principally attributable to net loan paydowns and maturities of $32.1 million and transfers to covered other real estate owned of $3.0 million. The following table presents the concentration distribution of our covered loan portfolio at March 31, 2011 and December 31, 2010.

Covered Loan Concentrations

(dollars in thousands)

	March 31, 2011		December 31, 2010
	Amount	Percentage	Amount	Percentage
Commercial real estate
Term & multifamily	$544,545	73.4%	$569,642	72.5%
Construction & development	20,218	2.7%	22,435	2.9%
Residential development	19,712	2.7%	24,706	3.1%
Commercial
Term	40,065	5.4%	42,600	5.4%
LOC & other	30,954	4.2%	35,227	4.5%
Residential
Mortgage	43,060	5.8%	44,824	5.7%
Home equity loans & lines	33,145	4.5%	35,625	4.5%
Consumer & other	9,931	1.3%	10,839	1.4%

Total	$741,630	100.0%	$785,898	100.0%

The covered loans are subject to loss-sharing agreements with the FDIC. Under the terms of the Evergreen acquisition loss-sharing agreement, the FDIC will cover a substantial portion of any future losses on loans, related unfunded loan commitments, other real estate owned (“OREO”) and accrued interest on loans for up to 90 days. The FDIC will absorb 80% of losses and share in 80% of loss recoveries on the first $90.0 million on covered assets for Evergreen and absorb 95% of losses and share in 95% of loss recoveries exceeding $90.0 million, except for the Bank will incur losses up to $30.2 million before the loss-sharing will commence. As of March 31, 2011, losses have exceeded $30.2 million. The loss-sharing arrangements for non-single family residential and single family residential loans are in effect for 5 years and 10 years, respectively, and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition dates.

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

ASSET QUALITY AND NON-PERFORMING ASSETS

Non-covered loans and leases

Non-covered, non-performing loans, which include non-covered, non-accrual loans and non-covered accruing loans past due over 90 days, totaled $142.5 million, or 2.53% of non-covered total loans, at March 31, 2011, as compared to $145.2 million or 2.57% of total non-covered loans, at December 31, 2010. Non-covered non-performing assets, which include non-covered non-performing loans and non-covered OREO, totaled $177.0 million, or 1.53% of total assets, as of March 31, 2011, as compared to $178.0 million, or 1.53% of total assets, as of December 31, 2010.

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

Upon acquisition of real estate collateral, typically through the foreclosure process, we promptly begin to market the property for sale. If we do not begin to receive offers or indications of interest we will analyze the price and review market conditions to assess whether a lower price reflects the market value of the property and would enable us to sell the property. In addition, we update appraisals on other real estate owned property six to three months after the most recent appraisal. Increases in valuation adjustments recorded in a period are primarily based on i) updated appraisals received during the period, or ii) management’s authorization to reduce the selling price of the property during the period. Unless a current appraisal is available, an appraisal will be ordered prior to a loan moving to other real estate owned. Foreclosed properties held as other real estate owned are recorded at the lower of the recorded investment in the loan or market value of the property less expected selling costs. Non-covered other real estate owned at March 31, 2011 totaled $34.5 million and consisted of 46 properties.

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

The Company has written down impaired, non-covered non-accrual loans as of March 31, 2011 to their estimated net realizable value, based on disposition value, and are expected to be resolved with no additional material loss, absent further decline in market prices. The following table summarizes our non-covered non-performing assets and restructured loans as of March 31, 2011 and December 31, 2010:

Non-covered Non-Performing Assets

(in thousands)

	March 31, 2011	December 31, 2010
Non-covered loans on non-accrual status	$136,125	$138,177
Non-covered loans past due 90 days or more and accruing	6,327	7,071

Total non-covered non-performing loans	142,452	145,248
Non-covered other real estate owned	34,512	32,791

Total non-covered non-performing assets	$176,964	$178,039

Restructured loans (1)	$67,499	$84,441

Allowance for loan losses	$97,833	$101,921
Reserve for unfunded commitments	911	818

Allowance for credit losses	$98,744	$102,739

Asset quality ratios:
Non-covered, non-performing assets to total assets	1.53%	1.53%
Non-covered, non-performing loans to total non-covered loans	2.53%	2.57%
Allowance for loan losses to total non-covered loans	1.74%	1.80%
Allowance for credit losses to total non-covered loans	1.75%	1.82%
Allowance for credit losses to total non-covered non-performing loans	69%	71%

(1)	Represents accruing restructured non-covered loans performing according to their restructured terms.

The following tables summarize our non-covered non-performing assets by loan type and region as of March 31, 2011 and December 31, 2010:

Non-covered Non-Performing Assets by Type and Region

(in thousands)

	March 31, 2011
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total
Loans on non-accrual status:
Commercial real estate
Term & multifamily	$31,265	$2,341	$-	$2,074	$9,379	$10,054	$55,113
Construction & development	10,061	-	472	-	9,039	109	19,681
Residential development	13,871	-	829	3,033	8,073	7,954	33,760
Commercial
Term	840	2,012	239	194	559	3,155	6,999
LOC & other	7,181	476	130	3,982	6,692	2,111	20,572
Residential
Mortgage	-	-	-	-	-	-	-
Home equity loans & lines	-	-	-	-	-	-	-
Consumer & other	-	-	-	-	-	-	-

Total	63,218	4,829	1,670	9,283	33,742	23,383	136,125
Loans past due 90 days or more and accruing:
Commercial real estate
Term & multifamily	$-	$-	$-	$-	$-	$-	$-
Construction & development	-	-	-	-	-	-	-
Residential development	-	-	-	-	-	-	-
Commercial	-	-	-	-	-	-	-
Term	-	-	-	-	-	-	-
LOC & other	-	-	-	-	-	-	-
Residential
Mortgage	4,078	-	-	-	-	-	4,078
Home equity loans & lines	285	-	-	200	1,247	-	1,732
Consumer & other	413	-	-	100	4	-	517

Total	4,776	-	-	300	1,251	-	6,327

Total non-performing loans	67,994	4,829	1,670	9,583	34,993	23,383	142,452
Other real estate owned:
Commercial real estate
Term & multifamily	$5,826	$837	$2,063	$-	$2,523	$5,316	$16,565
Construction & development	4,590	539	-	313	3,991	-	9,433
Residential development	590	1,934	2,094	83	174	1,064	5,939
Commercial
Term	-	-	-	-	-	44	44
LOC & other	-	359	282	968	-	-	1,609
Residential
Mortgage	922	-	-	-	-	-	922
Home equity loans & lines	-	-	-	-	-	-	-
Consumer & other	-	-	-	-	-	-	-

Total	11,928	3,669	4,439	1,364	6,688	6,424	34,512

Total non-performing assets	$79,922	$8,498	$6,109	$10,947	$41,681	$29,807	$176,964

	December 31, 2010
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total
Loans on non-accrual status:
Commercial real estate
Term & multifamily	$24,180	$4,816	$537	$1,898	$9,010	$8,721	$49,162
Construction & development	12,726	-	472	-	6,817	109	20,124
Residential development	10,191	110	2,122	3,033	10,761	8,369	34,586
Commercial
Term	710	1,679	320	373	98	3,092	6,272
LOC & other	7,586	878	768	6,830	8,628	3,343	28,033
Residential
Mortgage	-	-	-	-	-	-	-
Home equity loans & lines	-	-	-	-	-	-	-
Consumer & other	-	-	-	-	-	-	-

Total	55,393	7,483	4,219	12,134	35,314	23,634	138,177
Loans past due 90 days or more and accruing:
Commercial real estate
Term & multifamily	$79	$-	$-	$176	$2,753	$-	$3,008
Construction & development	-	-	-	-	-	-	-
Residential development	-	-	-	-	-	-	-
Commercial
Term	-	-	-	-	-	-	-
LOC & other	-	-	-	-	-	-	-
Residential
Mortgage	2,925	-	-	-	-	-	2,925
Home equity loans & lines	73	-	-	-	159	-	232
Consumer & other	880	-	-	-	26	-	906

Total	3,957	-	-	176	2,938	-	7,071

Total non-performing loans	59,350	7,483	4,219	12,310	38,252	23,634	145,248
Other real estate owned:
Commercial real estate
Term & multifamily	$5,396	$-	$1,656	$-	$3,091	$5,686	$15,829
Construction & development	3,443	539	-	313	4,392	-	8,687
Residential development	674	1,844	1,368	112	-	1,118	5,116
Commercial
Term	-	-	-	-	-	-	-
LOC & other	-	-	-	-	-	-	-
Residential
Mortgage	954	-	-	-	-	-	954
Home equity loans & lines	-	-	-	-	-	-	-
Consumer & other	-	-	-	-	481	1,724	2,205

Total	10,467	2,383	3,024	425	7,964	8,528	32,791

Total non-performing assets	$69,817	$9,866	$7,243	$12,735	$46,216	$32,162	$178,039

As of March 31, 2011, the non-covered non-performing assets of $177.0 million have been written down by 41%, or $121.1 million, from their original balance of $298.1 million.

Our residential development loan portfolio, a subset of the construction and development category, has been adversely impacted by the housing market downturn. As a result, the Company has focused its efforts to reduce our exposure to this segment. The following table presents a geographic distribution of the non-covered residential development portfolio for the periods shown:

Non-covered Residential Development Loans

(dollars in thousands)

	December 31, 2010	March 31, 2011	Change Since December 31, 2010
Northwest Oregon	$64,263	$59,862	-7%
Central Oregon	3,629	2,035	-44%
Southern Oregon	6,256	4,607	-26%
Washington	9,308	9,766	5%
Greater Sacramento	49,329	41,537	-16%
Northern California	15,028	14,207	-5%

Total	$147,813	$132,014	-11%

Percentage of total non-covered loan portfolio	3%	2%

Quarterly change amount		$(15,799)

At March 31, 2011, $33.8 million, or 24%, of the total $142.5 million of non-covered non-performing loans were non-covered residential development loans. The following table presents a geographic distribution of the non-covered non-performing residential development loans for the periods shown:

Non-covered Residential Development Non-Performing Loans

(dollars in thousands)

	December 31, 2010	March 31, 2011	Change Since December 31, 2010
Northwest Oregon	$10,191	$13,871	36%
Central Oregon	110	-	-100%
Southern Oregon	2,122	829	-61%
Washington	3,033	3,033	0%
Greater Sacramento	10,761	8,073	-25%
Northern California	8,369	7,954	-5%

Total	$34,586	$33,760	-2%

Percentage of non-covered non-performing loans	24%	24%

Quarterly change amount		$(826)

The following table presents the remaining non-covered performing residential development loans by size and geographic distribution as of March 31, 2011:

Non-covered Residential Development Performing Loans

(dollars in thousands)

	$250k and less	$250k to $1 million	$1 million to $3 million	$3 million to $5 million	$5 million to $10 million	$10 million and greater	Total
Northwest Oregon	$1,889	$4,549	$8,742	$10,277	$6,160	$14,374	$45,991
Central Oregon	379	1,656	—	—	—	—	2,035
Southern Oregon	833	1,845	1,100	—	—	—	3,778
Washington	1,110	339	5,284	—	—	—	6,733
Greater Sacramento	3,379	3,114	3,661	—	11,455	11,855	33,464
Northern California	1,083	1,026	4,144	—	—	—	6,253

Total	$8,673	$12,529	$22,931	$10,277	$17,615	$26,229	$98,254

Of the remaining non-covered non-performing loan balances as of March 31, 2011, 33% are directly affected by the housing market downturn or the real estate bubble, or indirectly impacted from the contraction of real estate dependent businesses. The remaining non-covered non-performing loans in these segments primarily reflect the impact of the U.S. recession on certain businesses.

The Company is continually performing extensive reviews of our permanent commercial real estate portfolio, including stress testing. These reviews were performed on both our non-owner and owner occupied credits. These reviews were completed to verify leasing status, to ensure the accuracy of risk ratings, and to develop proactive action plans with borrowers on projects where debt service coverage has dropped below the Bank’s benchmark. The stress testing has been performed to determine the effect of rising cap rates, interest rates and vacancy rates, on this portfolio. Based on our analysis, the Company believes our lending teams are effectively managing the risks in this portfolio. There can be no assurance that any further declines in economic conditions, such as potential increases in retail or office vacancy rates, will exceed the projected assumptions utilized in the stress testing and may result in additional non-covered, non-performing loans in the future.

At March 31, 2011 and December 31, 2010, non-covered impaired loans of $67.5 million and $84.4 million were classified as non-covered performing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The non-covered performing restructured loans on accrual status represent the only impaired loans accruing interest at each respective date. In order for a restructured loan to be considered performing and on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Company has no obligations to lend additional funds on the restructured loans as of March 31, 2011.

The following tables summarize our performing non-covered restructured loans by loan type and region as of March 31, 2011 and December 31, 2010:

Non-covered Restructured Loans by Type and Region

(in thousands)

	March 31, 2011
	Northwest Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total
Commercial real estate
Term & multifamily	$—	$3,888	$—	$11,336	$3,536	$18,760
Construction & development	—	—	—	5,468	—	5,468
Residential development	14,895	—	5,284	21,718	—	41,897
Commercial	—	—	—	—	—
Term	—	—	—	—	899	899
LOC & other	—	—	—	—	297	297
Residential	—	—	—	—	—
Mortgage	178	—	—	—	—	178
Home equity loans & lines	—	—	—	—	—	—
Consumer & other	—	—	—	—	—	—

Total	$15,073	$3,888	$5,284	$38,522	$4,732	$67,499

	December 31, 2010
	Northwest Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total
Commercial real estate
Term & multifamily	$9,446	$3,888	$—	$11,820	$3,543	$28,697
Construction & development	—	—	—	5,434	—	5,434
Residential development	22,277	—	5,330	21,322	—	48,929
Commercial
Term	—	—	—	—	904	904
LOC & other	—	—	—	—	298	298
Residential
Mortgage	179	—	—	—	—	179
Home equity loans & lines	—	—	—	—	—	—
Consumer & other	—	—	—	—	—	—

Total	$31,902	$3,888	$5,330	$38,576	$4,745	$84,441

The following table presents a distribution of our performing non-covered restructured loans by year of maturity, according to the restructured terms, as of March 31, 2011:

(in thousands)

Year	Amount
2011	$41,674
2012	16,745
2013	-
2014	1,618
2015	4,832
Thereafter	2,630

Total	$67,499

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

Covered Non-Performing Assets

Covered nonperforming assets totaled $27.7 million, or 0.24% of total assets at March 31, 2011 as compared to $29.9 million, or 0.26% of total assets at December 31, 2010. These covered nonperforming assets are subject to shared-loss agreements with the FDIC. The following tables summarize our covered non-performing assets by loan type as of March 31, 2011 and December 31, 2010:

(in thousands)

	March 31, 2011
	Evergreen	Rainier	Nevada Security	Total
Covered other real estate owned:
Commercial real estate
Term & multifamily	$2,586	$209	$7,085	$9,880
Construction & development	2,432	-	2,161	4,593
Residential development	1,301	6,849	3,688	11,838
Commercial
Term	284	-	-	284
LOC & other	120	-	-	120
Residential
Mortgage	-	974	-	974
Home equity loans & lines	-	-	-	-
Consumer & other	-	-	-	-

Total	$6,723	$8,032	$12,934	$27,689

	December 31, 2010
	Evergreen	Rainier	Nevada Security	Total
Covered other real estate owned:
Commercial real estate
Term & multifamily	$3,557	$210	$8,153	$11,920
Construction & development	596	-	2,161	2,757
Residential development	2,421	7,252	5,198	14,871
Commercial
Term	315	-	-	315
LOC & other	-	-	-	-
Residential
Mortgage	-	-	-
Home equity loans & lines	-	-	-	-
Consumer & other	-	-	-	-

Total	$6,889	$7,462	$15,512	$29,863

Total non-performing loans and leases

The following tables summarize our total (including covered and non-covered) nonperforming assets at March 31, 2011 and December 31, 2010:

(dollars in thousands)

	March 31, 2011	December 31, 2010
Loans on non-accrual status	$136,125	$138,177
Loans past due 90 days or more and accruing	6,327	7,071

Total non-performing loans	142,452	145,248
Other real estate owned	62,201	62,654

Total non-performing assets	$204,653	$207,902

Asset quality ratios:
Total non-performing assets to total assets	1.77%	1.78%
Total non-performing loans to total loans	2.23%	2.25%

ALLOWANCE FOR NON-COVERED LOAN AND LEASE LOSSES AND

RESERVE FOR UNFUNDED COMMITMENTS

The allowance for non-covered loan and lease losses (“ALLL”) totaled $97.8 million at March 31, 2011, a decrease of $4.1 million from the $101.9 million at December 31, 2010. The decrease in the ALLL from the prior year-end results is principally attributable to a decrease in non-covered provision for loan and lease losses. The following table shows the activity in the ALLL for the three months ended March 31, 2011 and 2010:

Allowance for Loan and Lease Losses

	Three months ended March 31,
	2011	2010
Balance at beginning of period	$101,921	$107,657
Loans charged off:
Commercial real estate	(11,431)	(15,930)
Commercial	(8,176)	(22,904)
Residential	(734)	(636)
Consumer & other	(534)	(289)

Total loans charged off	(20,875)	(39,759)
Recoveries:
Commercial real estate	1,246	284
Commercial	396	279
Residential	21	120
Consumer & other	94	97

Total recoveries	1,757	780

Net charge-offs	(19,118)	(38,979)
Provision charged to operations	15,030	42,106

Balance at end of period	$97,833	$110,784

As a percentage of average loans and leases (annualized):
Net charge-offs	1.38%	2.66%
Provision for loan and lease losses	1.08%	2.88%
Recoveries as a percentage of charge-offs	8.42%	1.96%

The decrease in the allowance for loan and lease losses as of March 31, 2011 in relation to the same periods of the prior year is primarily a result the decrease in provision for loan and lease losses which is a result of improving credit quality of the loan portfolio and stabilization of non-performing loans. Additional discussion on the change in provision for loan and lease losses is provided under the heading Provision for Loan and Lease Losses above.

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

At March 31, 2011, the recorded investment in non-covered loans classified as impaired totaled $203.6 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $1.1 million. The valuation allowance on impaired loans represents the impairment reserves on performing non-covered restructured loans. At December 31, 2010, the total recorded investment in non-covered impaired loans was $222.6 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $5.2 million.

The following table presents a summary of activity in the reserve for unfunded commitments (“RUC”):

Summary of Reserve for Unfunded Commitments Activity

	March 31, 2011
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Balance, beginning of period	$33	$575	$158	$52	$818
Net change to other expense	43	46	4	—	93

Balance, end of period	$76	$621	$162	$52	$911

Unfunded commitments	$76,585	$591,455	$217,810	$45,598	$931,448

	March 31, 2010
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Balance, beginning of period	$57	$484	$144	$46	$731
Net change to other expense	(10)	47	(4)	1	34

Balance, end of period	$47	$531	$140	$47	$765

Unfunded commitments	$47,463	$521,851	$215,130	$40,272	$824,716

We believe that the ALLL and RUC at March 31, 2011 are sufficient to absorb losses inherent in the loan portfolio and credit commitments outstanding as of that date, respectively, based on the best information available. This assessment, based in part on historical levels of net charge-offs, loan growth, and a detailed review of the quality of the loan portfolio, involves uncertainty and judgment. Therefore, the adequacy of the ALLL and RUC cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

MORTGAGE SERVICING RIGHTS

The following table presents the key elements of our mortgage servicing rights asset for the three months ended March 31, 2011 and 2010, respectively:

Summary of Mortgage Servicing Rights

(in thousands)

	Three months ended March 31,
	2011	2010
Balance, beginning of period	$14,454	$12,625
Additions for new mortgage servicing rights capitalized	1,334	1,070
Acquired mortgage servicing rights	—	62
Changes in fair value:
Due to changes in model inputs or assumptions(1)	129	(155)
Other(2)	(312)	26

Balance, end of period	$15,605	$13,628

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our serviced loan portfolio as of March 31, 2011 and December 31, 2010 was as follows:

(dollars in thousands)

	March 31, 2011	December 31, 2010
Balance of loans serviced for others	$1,691,112	$1,603,414
MSR as a percentage of serviced loans	0.92%	0.90%

As of March 31, 2011, we serviced residential mortgage loans for others with an aggregate outstanding principal balance of $1.7 billion for which servicing assets have been recorded. Mortgage servicing rights are adjusted to fair value quarterly with the change recorded in mortgage banking revenue.

GOODWILL AND OTHER INTANGIBLE ASSETS

At March 31, 2011, we had goodwill and other intangible assets of $680.9 million, as compared to $682.0 million at December 31, 2010. The goodwill recorded in connection with acquisitions represents the excess of the purchase price over the estimated fair value of the net assets acquired. At March 31, 2011, we had goodwill of $656.1 million, as compared to $655.9 million at December 31, 2010. Goodwill and other intangible assets with indefinite lives are not amortized but instead are periodically tested for impairment. Management evaluates intangible assets with indefinite lives on an annual basis as of December 31. Additionally, we perform impairment evaluations on an interim basis when events or circumstances indicate impairment potentially exists. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others, a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; adverse action or assessment by a regulator; and unanticipated competition.

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

At March 31, 2011, we had other intangible assets of $24.8 million, as compared to $26.1 million at December 31, 2010. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and are also reviewed for impairment. We amortize other intangible assets on an accelerated or straight-line basis over an estimated ten to fifteen year life. No impairment losses separate from the scheduled amortization have been recognized in the periods presented.

DEPOSITS

Total deposits were $9.3 billion at March 31, 2011, a decrease of $141.1 million, or 1.5%, as compared to year-end 2010. The decrease is primarily due to the run-off of higher cost time deposits. Information on average deposit balances and average rates paid is included under the Net Interest Income section of this report.

The following table presents the deposit balances by major category as of March 31, 2011 and December 31, 2010:

Deposits

(dollars in thousands)

	March 31, 2011		December 31, 2010
	Amount	Percentage	Amount	Percentage
Non-interest bearing	$1,671,797	18%	$1,616,687	17%
Interest bearing demand	929,388	10%	927,224	10%
Savings and money market	3,782,899	41%	3,817,245	41%
Time, $100,000 or greater	2,065,586	22%	2,191,055	23%
Time, less than $100,000	843,002	9%	881,594	9%

Total	$9,292,672	100%	$9,433,805	100%

The Company has an agreement with Promontory Interfinancial Network LLC (“Promontory”) that makes it possible to provide FDIC deposit insurance to balances in excess of current deposit insurance limits. Promontory’s Certificate of Deposit Account Registry Service (“CDARS”) uses a deposit-matching program to exchange Bank deposits in excess of the current deposit insurance limits for excess balances at other participating banks, on a dollar-for-dollar basis, that would be fully insured at the Bank. This product is designed to enhance our ability to attract and retain customers and increase deposits, by providing additional FDIC coverage to customers. CDARS deposits can be reciprocal or one-way. All of the Bank’s CDARS deposits are reciprocal. At March 31, 2011 and December 31, 2010, the Company’s CDARS balances totaled $286.5 million and $323.2 million, respectively. Of these totals, at March 31, 2011 and December 31, 2010, $270.6 million and $300.6 million, respectively, represented time deposits equal to or greater than $100,000 but were fully insured under current deposit insurance limits.

The Dodd-Frank Act provides for unlimited deposit insurance for non-interest bearing transactions accounts, excluding NOW (interest bearing deposit accounts) and including all IOLTAs (lawyers’ trust accounts), beginning December 31, 2010 for a period of two years. The Dodd-Frank Act permanently raises the current standard maximum federal deposit insurance amount from $100,000 to $250,000 per qualified account.

BORROWINGS

At March 31, 2011, the Bank had outstanding $93.4 million of securities sold under agreements to repurchase and no outstanding federal funds purchased balances. The Bank had outstanding term debt of $257.2 million at March 31, 2011. Term debt outstanding as of March 31, 2011 decreased $5.5 million since December 31, 2010 as a result of repayment of FHLB borrowings and accretion of purchase accounting adjustments. Advances from the FHLB amounted to $245.0 million of the total term debt and are secured by investment securities and residential mortgage loans. The FHLB advances have fixed interest rates ranging from 4.46% to 4.72% and mature in 2016 and 2017.

JUNIOR SUBORDINATED DEBENTURES

We had junior subordinated debentures with carrying values of $184.0 million and $183.6 million at March 31, 2011 and December 31, 2010, respectively.

At March 31, 2011, approximately $219.6 million, or 95% of the total issued amount, had interest rates that are adjustable on a quarterly basis based on a spread over three month LIBOR. Interest expense for junior subordinated debentures increased for the three months ended March 31, 2011, compared to the same period in 2010, primarily resulting from increases in short-term market interest rates and LIBOR. Although increases in short-term market interest rates will increase the interest expense for junior subordinated debentures, we believe that other attributes of our balance sheet will serve to mitigate the impact to net interest income on a consolidated basis.

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

In the second quarter of 2009, due to continued inactivity in the junior subordinated debenture and related markets and clarified guidance relating to the determination of fair value when the volume and level of activity for an asset or liability have significantly decreased or where transactions are not orderly, management evaluated and determined to rely on a third-party pricing service to estimate the fair value of these liabilities. The pricing service utilized an income approach valuation technique, specifically an option-adjusted spread (“OAS”) valuation model. This OAS model values the cash flows over multiple interest rate scenarios and discounts these cash flows using a credit risk adjustment spread over the three month LIBOR swap curve. The OAS model utilized was more sophisticated and computationally intensive than the model previously used; however, the models reacted similarly to changes in the underlying inputs, and the results were considered comparable. With the assistance of a third-party pricing service, we determined that a credit risk adjusted spread of 725 basis points (an effective yield of approximately 11.6%) is representative of the nonperformance risk premium a market participant would require under current market conditions as of March 31, 2010. Generally, an increase in the credit risk adjusted spread and/or a decrease in the swap curve will result in positive fair value adjustments. Conversely, a decrease in the credit risk adjusted spread and/or an increase in the swap curve will result in negative fair value adjustments.

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

Absent changes to any of the significant inputs utilized in the discounted cash flow model utilized to measure these instruments at fair value each reporting period, the cumulative discount for each junior subordinated debenture will reverse over time, ultimately returning the carrying values of these instruments to their notional values at their expected redemption dates, in a manner analogous to the effective yield method as if these instruments were accounted for under the amortized cost method. This will result in recognizing losses on junior subordinated debentures carried at fair value on a quarterly basis within non-interest income. The Company will continue to monitor activity in the trust preferred and related markets to validate the reasonableness of the credit risk adjusted spread and effective yield utilized in our discounted cash flow model. Observable activity in the junior subordinated debenture and related markets in future periods may change the effective rate used to discount these liabilities, and could result in additional fair value adjustments (gains or losses on junior subordinated debentures measured at fair value) outside the expected periodic change in fair value had the fair value assumptions remained unchanged.

For the three months ended March 31, 2011, we recorded a loss of $542,000 as compared to gains of $6.1, respectively, for the three months ended March 31, 2010, resulting from the change in fair value of the junior subordinated debentures recorded at fair value.

Additional information regarding junior subordinated debentures measured at fair value is included in Note 16 of the Notes to Condensed Consolidated Financial Statements.

All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of March 31, 2011, under guidance issued by the Board of Governors of the Federal Reserve System. Additional information regarding the terms of the junior subordinated debentures, including maturity/redemption dates, interest rates and the fair value election, is included in Note 9 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CASH FLOW

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance. Public deposits represent 10.2% of total deposits at March 31, 2011 and 10.3% at December 31, 2010. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state’s risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $1.9 billion at March 31, 2011 subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $516.0 million subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $125.0 million at March 31, 2011. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. There were no dividends paid by the Bank to the Company in the three months ended March 31, 2011. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to fund its quarterly cash dividend distributions to common shareholders and meet its ongoing cash obligations, which consist principally of debt service on the $230.1 million (issued amount) of outstanding junior subordinated debentures. As of March 31, 2011, the Company did not have any borrowing arrangements of its own.

As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $73.5 million during the three months ended March 31, 2011. The difference between cash provided by operating activities and net income largely consisted of non-cash items including a $15.0 million provision for non-covered loan and lease losses.

Net cash of $305.4 million used by investing activities consisted principally of $521.3 million of purchases of investment securities available for sale, $7.9 million of purchases of premises and equipment, and net non-covered loan originations of $6.5 million, partially offset by proceeds from investment securities available for sale of $146.9 million, net proceeds from the FDIC indemnification asset of $34.0 million, net covered loan paydowns of $34.0 million, proceeds from the sale of non-covered other real estate owned of $5.4 million, and proceeds from the sale of covered other real estate owned of $4.3 million.

Net cash of $132.2 million used by financing activities primarily consisted of $140.9 million decrease in net deposits, $5.0 million repayment of term debt, and $5.7 million of dividends paid on common stock, partially offset by $19.7 million increase in net securities sold under agreements to repurchase.

Although we expect the Bank’s and the Company’s liquidity positions to remain satisfactory during 2011, it is possible that our deposit growth for 2011 may not be maintained at previous levels due to pricing pressure or, in order to generate deposit growth, our pricing may need to be adjusted in a manner that results in increased interest expense on deposits.

OFF-BALANCE-SHEET ARRANGEMENTS

Information regarding Off-Balance-Sheet Arrangements is included in Note 10 of the Notes to Condensed Consolidated Financial Statements.

CONCENTRATIONS OF CREDIT RISK

Information regarding Concentrations of Credit Risk is included in Note 10 of the Notes to Condensed Consolidated Financial Statements.

CAPITAL RESOURCES

Shareholders’ equity at March 31, 2011 was $1.7 billion, an increase of $8.9 million from December 31, 2010. The increase in shareholders’ equity during the three months ended March 31, 2011 was principally due to net income of $13.5 million for the three month period, offset by common stock dividends of $5.8 million.

The following table shows Umpqua Holdings’ consolidated and Umpqua Bank’s capital adequacy ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a “well-capitalized” institution at March 31, 2011 and December 31, 2010:

(dollars in thousands)

	Actual		For Capital Adequacy purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2011
Total Capital (to Risk Weighted Assets)
Consolidated	$1,261,342	17.51%	$576,284	8.00%	$720,355	10.00%
Umpqua Bank	$1,103,379	15.33%	$575,801	8.00%	$719,752	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$1,171,163	16.25%	$288,286	4.00%	$432,429	6.00%
Umpqua Bank	$1,013,270	14.07%	$288,065	4.00%	$432,098	6.00%
Tier I Capital (to Average Assets)
Consolidated	$1,171,163	10.74%	$436,187	4.00%	$545,234	5.00%
Umpqua Bank	$1,013,270	9.30%	$435,815	4.00%	$544,769	5.00%

As of December 31, 2010:
Total Capital (to Risk Weighted Assets)
Consolidated	$1,253,333	17.62%	$569,050	8.00%	$711,313	10.00%
Umpqua Bank	$1,085,839	15.27%	$568,874	8.00%	$711,093	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$1,164,226	16.36%	$284,652	4.00%	$426,978	6.00%
Umpqua Bank	$996,798	14.02%	$284,393	4.00%	$426,590	6.00%
Tier I Capital (to Average Assets)
Consolidated	$1,164,226	10.56%	$440,995	4.00%	$551,243	5.00%
Umpqua Bank	$996,798	9.04%	$441,061	4.00%	$551,326	5.00%

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

On April 22, 2011, the Company announced that the Board of Directors approved an extension to the expiration date of the common stock repurchase plan from June 30, 2011 to June 30, 2012. As of March 31, 2011, a total of 1.5 million shares remained available for repurchase. No shares were repurchased under the repurchase plan during first quarter of 2011. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan. However, there are no longer limitations resulting from the Company’s participation in the TARP CPP. In addition, our stock plans provide that option and restricted stock award holders may pay for the exercise price and tax withholdings in part or whole by tendering previously held shares.

The Company’s dividend policy considers, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth to determine the amount of dividends declared, if any, on a quarterly basis. There is no assurance that future cash dividends on common shares will be declared or increased. The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three months ended March 31, 2011 and 2010:

Cash Dividends and Payout Ratios per Common Share

	Three months ended March 31,
	2011	2010
Dividend declared per common share	$0.05	$0.05
Dividend payout ratio	42%	-125%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of March 31, 2011 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.	Controls and Procedures

Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic SEC filings. The disclosure controls and procedures were last evaluated by management as of March 31, 2011.

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

See Note 10, Commitments and Contingencies, for a discussion of the Company’s involvement in litigation pertaining to Visa, Inc.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I—Item 1A—Risk Factors” in our Form 10-K for the year ended December 31, 2010. These factors could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2011:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
1/1/11 - 1/31/11	7,879	$ 11.34	-	1,542,945
2/1/11 - 2/28/11	10,675	$ 11.23	-	1,542,945
3/1/11 - 3/31/11	26,112	$ 10.69	-	1,542,945

Total for quarter	44,666	$ 10.93	-

(1)	Common shares repurchased by the Company during the quarter consist of cancellation of 18,200 restricted stock awards and 22,439 restricted stock units to pay withholding taxes. During the three months ended March 31, 2011, common shares repurchased consist of 4,027 shares tendered in connection with option exercises and no shares were repurchased pursuant to the Company’s publicly announced corporate stock repurchase plan described in (2) below.

(2)	The repurchase plan, which was approved by the Board and announced in August 2003, originally authorized the repurchase of up to 1.0 million shares. Prior to 2008, the authorization was amended to increase the repurchase limit to 6.0 million shares. On April 21, 2009, the Company announced an extension of the plan’s expiration date to June 30, 2011. On April 22, 2011, the Company announced a further extension of the plan’s expiration date to June 30, 2013.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	(Removed and Reserved)

Item 5.	Other Information

(a)	Not Applicable

(b)	Not Applicable

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

UMPQUA HOLDINGS CORPORATION
(Registrant)

Dated May 5, 2011	/s/ Raymond P. Davis
Raymond P. Davis
President and Chief Executive Officer

Dated May 5, 2011	/s/ Ronald L. Farnsworth
Ronald L. Farnsworth
Executive Vice President/ Chief Financial Officer and Principal Financial Officer

Dated May 5, 2011	/s/ Neal T. McLaughlin
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

101.INS XBRL Instance Document *

101.SCH XBRL Taxonomy Extension Schema Document *

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB XBRL Taxonomy Extension Label Linkbase Document *

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document *

(a)	Incorporated by reference to Exhibit 3.1 to Form 10-Q filed May 7, 2010.
(b)	Incorporated by reference to Exhibit 3.2 to Form 8-K filed April 22, 2008.
(c)	Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 (No. 333-77259) filed April 28, 1999.
*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.