Form 10-Q
period 2011-06-30
UMPQUA HOLDINGS CORP
filed 2011-08-05
CIK 1077771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended: June 30, 2011

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

Common stock, no par value: 114,538,506 shares outstanding as of July 29, 2011

UMPQUA HOLDINGS CORPORATION

FORM 10-Q

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except shares)

	June 30, 2011	December 31, 2010
ASSETS
Cash and due from banks	$137,033	$111,946
Interest bearing deposits	478,221	891,634
Temporary investments	628	545

Total cash and cash equivalents	615,882	1,004,125
Investment securities
Trading, at fair value	2,522	3,024
Available for sale, at fair value	3,177,460	2,919,180
Held to maturity, at amortized cost	5,553	4,762
Loans held for sale	60,416	75,626
Non-covered loans and leases	5,735,553	5,658,987
Allowance for non-covered loan and lease losses	(97,795)	(101,921)

Net non-covered loans and leases	5,637,758	5,557,066
Covered loans and leases, net of allowance of $10,219 and $2,721	698,676	785,898
Restricted equity securities	32,839	34,475
Premises and equipment, net	145,192	136,599
Goodwill and other intangible assets, net	679,671	681,969
Mortgage servicing rights, at fair value	16,350	14,454
Non-covered other real estate owned	34,409	32,791
Covered other real estate owned	30,153	29,863
FDIC indemnification asset	116,928	146,413
Other assets	205,883	242,465

Total assets	$11,459,692	$11,668,710

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$1,733,640	$1,616,687
Interest bearing	7,412,772	7,817,118

Total deposits	9,146,412	9,433,805
Securities sold under agreements to repurchase	120,889	73,759
Term debt	256,719	262,760
Junior subordinated debentures, at fair value	81,766	80,688
Junior subordinated debentures, at amortized cost	102,705	102,866
Other liabilities	76,880	72,258

Total liabilities	9,785,371	10,026,136

COMMITMENTS AND CONTINGENCIES (NOTE 10)

SHAREHOLDERS’ EQUITY
Common stock, no par value, 200,000,000 shares authorized; issued and outstanding: 114,537,782 in 2011 and 114,536,814 in 2010	1,540,933	1,540,928
Retained earnings	96,434	76,701
Accumulated other comprehensive income	36,954	24,945

Total shareholders’ equity	1,674,321	1,642,574

Total liabilities and shareholders’ equity	$11,459,692	$11,668,710

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
INTEREST INCOME
Interest and fees on loans	$101,547	$97,240	$201,827	$187,948
Interest and dividends on investment securities
Taxable	24,348	15,569	46,391	31,644
Exempt from federal income tax	2,178	2,247	4,343	4,434
Dividends	4	3	7	3
Interest on temporary investments and interest bearing deposits	340	545	741	944

Total interest income	128,417	115,604	253,309	224,973
INTEREST EXPENSE
Interest on deposits	14,698	18,463	30,364	37,252
Interest on securities sold under agreement to repurchase and federal funds purchased	131	123	253	246
Interest on term debt	2,301	2,779	4,590	4,299
Interest on junior subordinated debentures	1,926	1,939	3,839	3,824

Total interest expense	19,056	23,304	39,046	45,621

Net interest income	109,361	92,300	214,263	179,352
PROVISION FOR NON-COVERED LOAN AND LEASE LOSSES	15,459	29,767	30,489	71,873
PROVISION FOR COVERED LOAN AND LEASE LOSSES	3,755	-	11,023	-

Net interest income after provision for loan and lease losses	90,147	62,533	172,751	107,479
NON-INTEREST INCOME
Service charges on deposit accounts	8,540	9,585	16,361	17,950
Brokerage commissions and fees	3,276	3,139	6,653	5,778
Mortgage banking revenue, net	4,807	3,209	10,082	6,687
Gain (loss) on investment securities, net
Gain on sale of investment securities, net	5,678	-	5,678	1
Total other-than-temporary impairment losses	(110)	-	(110)	(5)
Portion of other-than-temporary impairment losses transferred from	-
other comprehensive income	63	-	38	(284)

Total gain (loss) on investment securities, net	5,631	-	5,606	(288)
(Loss) gain on junior subordinated debentures carried at fair value	(547)	-	(1,089)	6,088
Bargain purchase gain on acquisition	-	-	-	6,437

Change in FDIC indemnification asset	(5,551)	263	(2,646)	873
Other income	3,471	2,367	6,245	5,085

Total non-interest income	19,627	18,563	41,212	48,610
NON-INTEREST EXPENSE
Salaries and employee benefits	43,808	39,604	88,418	75,844
Net occupancy and equipment	12,547	11,472	25,064	22,148
Communications	2,796	2,596	5,606	4,820
Marketing	1,798	1,714	2,649	2,723
Services	6,026	5,831	11,908	10,746
Supplies	843	1,003	1,624	1,729
FDIC assessments	2,821	3,555	6,694	6,999
Net loss (gain) on other real estate owned	3,917	(952)	7,701	1,359
Intangible amortization	1,251	1,368	2,502	2,676
Merger related expenses	71	2,169	252	4,075
Other expenses	7,329	6,473	14,990	11,585

Total non-interest expense	83,207	74,833	167,408	144,704
Income before provision for income taxes	26,567	6,263	46,555	11,385
Provision for (benefit from) income taxes	8,782	2,800	15,303	(592)

Net income	$17,785	$3,463	$31,252	$11,977

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(UNAUDITED)

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income	$17,785	$3,463	$31,252	11,977
Preferred stock dividends	-	-	-	12,192
Dividends and undistributed earnings allocated to participating securities	86	16	148	31

Net earnings (loss) available to common shareholders	$17,699	$3,447	$31,104	$(246)

Earnings (loss) per common share:
Basic	$0.15	$0.03	$0.27	$-
Diluted	$0.15	$0.03	$0.27	$-
Weighted average number of common shares outstanding:
Basic	114,611	110,135	114,593	101,205
Diluted	114,785	114,733	114,796	101,435

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except shares)

	Preferred Stock	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
		Shares	Amount
BALANCE AT JANUARY 1, 2010	$204,335	86,785,588	$1,253,288	$83,939	$24,955	$1,566,517
Net income				28,326		28,326
Other comprehensive loss, net of tax					(10)	(10)

Comprehensive income						$28,316

Issuance of common stock		8,625,000	89,786			89,786
Stock-based compensation			3,505			3,505
Stock repurchased and retired		(22,541)	(284)			(284)
Issuances of common stock under stock plans and related net tax benefit		173,767	844			844
Redemption of preferred stock issued to U.S. Treasury	(214,181)					(214,181)
Issuance of preferred stock	198,289					198,289
Conversion of preferred stock to common stock	(198,289)	18,975,000	198,289			-
Amortization of discount on preferred stock	9,846			(9,846)		-
Dividends declared on preferred stock				(3,686)		(3,686)
Repurchase of warrants issued to U.S. Treasury			(4,500)			(4,500)
Cash dividends on common stock ($0.20 per share)				(22,032)		(22,032)

Balance at December 31, 2010	$-	114,536,814	$1,540,928	$76,701	$24,945	$1,642,574

BALANCE AT JANUARY 1, 2011	$-	114,536,814	$1,540,928	$76,701	$24,945	$1,642,574
Net income				31,252		31,252
Other comprehensive income, net of tax					12,009	12,009

Comprehensive income						$43,261

Stock-based compensation			1,987			1,987
Stock repurchased and retired		(170,205)	(1,960)			(1,960)
Issuances of common stock under stock plans and related net tax deficiencies		171,173	(22)			(22)
Cash dividends on common stock ($0.10 per share)				(11,519)		(11,519)

Balance at June 30, 2011	$-	114,537,782	$1,540,933	$96,434	$36,954	$1,674,321

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income	$17,785	$3,463	$31,252	$11,977

Available for sale securities:
Unrealized gains arising during the period	24,835	14,249	25,649	28,094
Reclassification adjustment for net gains realized in earnings (net of tax expense of $2,271 for the three months ended June 30, 2011 and net of tax expense of $2,271 and $1 for the six months ended June 30, 2011 and 2010, respectively)	(3,407)	-	(3,407)	(1)
Income tax expense related to unrealized gains	(9,934)	(5,699)	(10,259)	(11,238)

Net change in unrealized gains	11,494	8,550	11,983	16,855

Held to maturity securities:
Unrealized (losses) gains related to factors other than credit (net of tax benefit of $35 and $30 for the three and six months ended June 30, 2011, respectively, and tax expense of $69 for the six months ended June 30, 2010)	(53)	-	(45)	103
Reclassification adjustment for impairments realized in net income (net of tax benefit of $10 for the three months ended June 30, 2011, and net of tax benefit of $20 and $116 for the six months ended June 30, 2011 and 2010, respectively)	15	-	30	173
Accretion of unrealized losses related to factors other than credit to investment securities held to maturity (net of tax benefit of $10 and $34 for the three months ended June 30, 2011 and 2010, respectively, and net of tax benefit of $27 and $74 for the six months ended June 30, 2011 and 2010, respectively)	15	50	41	112

Net change in unrealized losses related to factors other than credit	(23)	50	26	388

Other comprehensive income, net of tax	11,471	8,600	12,009	17,243

Comprehensive income	$29,256	$12,063	$43,261	$29,220

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six months ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,252	$11,977
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premiums, net	16,389	7,196
Gain on sale of investment securities, net	(5,678)	(1)
Other-than-temporary impairment on investment securities held to maturity	72	289
Loss on sale of non-covered other real estate owned	1,160	1,156
Gain on sale of covered other real estate owned	(898)	(1,519)
Valuation adjustment on non-covered other real estate owned	5,518	1,721
Valuation adjustment on covered other real estate owned	1,921	5
Provision for non-covered loan and lease losses	30,489	71,873
Provision for covered loan and lease losses	11,023	-
Bargain purchase gain on acquisition	-	(6,437)
Change in FDIC indemnification asset	2,646	(873)
Depreciation, amortization and accretion	6,218	7,186
Increase in mortgage servicing rights	(2,407)	(2,008)
Change in mortgage servicing rights carried at fair value	511	1,800
Change in junior subordinated debentures carried at fair value	1,078	(6,076)
Stock-based compensation	1,987	1,425
Net decrease in trading account assets	502	530
Gain on sale of loans	(1,819)	(3,441)
Origination of loans held for sale	(290,058)	(248,744)
Proceeds from sales of loans held for sale	307,087	245,788
Excess tax benefits from the exercise of stock options	(4)	(56)
Change in other assets and liabilities:
Net decrease in other assets	5,954	15,369
Net increase in other liabilities	4,759	27,810

Net cash provided by operating activities	127,680	124,970

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(690,720)	(197,709)
Purchases of investment securities held to maturity	(1,573)	-
Proceeds from investment securities available for sale	441,721	133,573
Proceeds from investment securities held to maturity	757	883
Redemption of restricted equity securities	1,636	92
Net non-covered loan and lease (originations) paydowns	(136,582)	169,418
Net covered loan and lease paydowns	63,417	49,379
Proceeds from sales of loans	6,777	21,009
Proceeds from disposals of furniture and equipment	180	1,096
Purchases of premises and equipment	(16,877)	(33,687)
Net proceeds from FDIC indemnification asset	48,850	6,764
Proceeds from sales of non-covered other real estate owned	17,026	13,931
Proceeds from sales of covered other real estate owned	7,355	2,832
Proceeds from sale of acquired insurance portfolio	-	5,150
Cash acquired in merger, net of cash consideration paid	-	179,046

Net cash (used) provided by investing activities	(258,033)	351,777

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

(in thousands)

	Six months ended June 30,
	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposit liabilities	(286,867)	(29,686)
Net increase (decrease) in securities sold under agreements to repurchase	47,130	(465)
Repayment of term debt	(5,000)	(138,719)
Redemption of preferred stock	-	(214,181)
Proceeds from issuance of preferred stock	-	198,289
Net proceeds from issuance of common stock	-	89,786
Redemption of warrants	-	(4,500)
Dividends paid on preferred stock	-	(3,682)
Dividends paid on common stock	(11,506)	(9,137)
Excess tax benefits from stock based compensation	4	56
Proceeds from stock options exercised	309	918
Retirement of common stock	(1,960)	(259)

Net cash used by financing activities	(257,890)	(111,580)

Net (decrease) increase in cash and cash equivalents	(388,243)	365,167
Cash and cash equivalents, beginning of period	1,004,125	605,413

Cash and cash equivalents, end of period	$615,882	$970,580

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$41,302	$46,373
Income taxes	$6,850	$150

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gains on investment securities available for sale, net of taxes	$11,983	$16,855
Change in unrealized losses on investment securities held to maturity related to factors other than credit, net of taxes	$26	$388
Cash dividend declared on common and preferred stock and payable after period-end	$5,754	$5,743
Transfer of non-covered loans to non-covered other real estate owned	$25,322	$17,895
Transfer of covered loans to covered other real estate owned	$8,668	$2,669
Transfer from FDIC indemnification asset to due from FDIC and other	$26,839	$23,037
Transfer of covered loans to non-covered loans	$4,114	$-
Conversion of preferred stock to common stock		$198,289
Acquisitions:
Assets acquired	$-	$1,512,048
Liabilities assumed	$-	$1,505,611

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

The accounting and financial reporting policies of Umpqua Holdings Corporation (referred to in this report as “we”, “our” or “the Company”) conform to accounting principles generally accepted in the United States of America. The accompanying interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Umpqua Bank (“Bank”), and Umpqua Investments, Inc. (“Umpqua Investments”). All material inter-company balances and transactions have been eliminated. The consolidated financial statements have not been audited. In preparing these financial statements, the Company has evaluated events and transactions subsequent to June 30, 2011 for potential recognition or disclosure. A more detailed description of our accounting policies is included in the 2010 Annual Report filed on Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the 2010 Annual Report filed on Form 10-K.

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

The operations of Evergreen and Rainier are included in our operating results from January 23, 2010 and February 27, 2010, respectively, and added combined revenue of $9.8 million and $24.5 million, non-interest expense of $4.8 million and $9.4 million, and earnings of $1.4 million and $5.4 million, net of tax, for the three and six months ended June 30, 2011, and added combined revenue of $10.4 million and $22.8 million, non-interest expense of $6.6 million and $11.3 million, and earnings of $2.5 million and $7.6 million, net of tax, for the three and six months ended June 30, 2010, respectively. These operating results include a bargain purchase gain of $6.4 million, which is not indicative of future operating results. Evergreen’s and Rainiers’s results of operations prior to the acquisition are not included in our operating results. Merger-related expenses of $52,000 and $102,000 for the three and six months ended June 30, 2011, respectively, and $1.6 million and $3.3 million for the three and six months ended June 30, 2010, respectively, have been incurred in connection with these acquisitions and recognized in a separate line item on the Condensed Consolidated Statements of Operations.

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

The operations of Nevada Security are included in our operating results from June 19, 2010, and added revenue of $2.8 million and $9.4 million, non-interest expense of $2.6 million and $6.1 million, and loss of $532,000 and $627,000, net of tax, for the three and six months ended, June 30, 2011 and revenue of $529,000, non-interest expense of $582,000, and loss of $34,000, net of tax, for the three and six months ended, June 30, 2010, respectively. Nevada Security’s results of operations prior to the acquisition are not included in our operating results. Merger-related expenses of $12,000 and $23,000 for the three and six months ended June 30, 2011, respectively, and $402,000 for the three and six months ended June 30, 2010, respectively, have been incurred in connection with the acquisition of Nevada Security and recognized as a separate line item on the Condensed Consolidated Statements of Operations.

We refer to the acquired loans and other real estate owned that are subject to the loss-sharing agreements as “covered loans” and “covered other real estate owned”, respectively, and these are presented as separate line items in our consolidated balance sheet. Collectively these balances are referred to as “covered assets.” Certain types of modifications or restructuring activities subsequent to acquisition may disqualify a loan from loss-share coverage under the provisions of the loss-share agreement. Loans that have been disqualified from loss-share coverage are prospectively reported as non-covered loans.

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

In the Nevada Security acquisition, cost basis net assets of $53.6 million were transferred to the Company and a cash payment of $30.0 million was made to the FDIC. The goodwill represents the excess of the estimated fair value of the liabilities assumed over the estimated fair value of the assets acquired. Goodwill of $36.5 million and core deposit intangible assets of $322,000 recognized are deductible for income tax purposes.

The Bank did not immediately acquire all the real estate, banking facilities, furniture or equipment of Evergreen, Rainier, or Nevada Security as part of the purchase and assumption agreements. Rather, the Bank was granted the option to purchase or lease the real estate and furniture and equipment from the FDIC. The term of this option expired 90 days from the acquisition dates, unless extended by the FDIC. Acquisition costs of the real estate and furniture and equipment are based on current mutually agreed upon appraisals. Umpqua exercised the right to purchase approximately $344,000 of furniture and equipment for Evergreen, $26.3 million of real estate and furniture and equipment for Rainier, and $2.0 million of real estate and furniture and equipment for Nevada Security. The Bank had the option to purchase one store location as part of the Nevada Security acquisition and purchased it in the second quarter of 2011.

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

Note 3 – Investment Securities

The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at June 30, 2011 and December 31, 2010:

June 30, 2011

(in thousands)

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$117,392	$1,561	$-	$118,953
Obligations of states and political subdivisions	213,053	10,072	(227)	222,898
Residential mortgage-backed securities and collateralized mortgage obligations	2,782,517	54,657	(3,745)	2,833,429
Other debt securities	152	-	(2)	150
Investments in mutual funds and other equity securities	1,959	71	-	2,030

	$3,115,073	$66,361	$(3,974)	$3,177,460

HELD TO MATURITY:
Obligations of states and political subdivisions	$1,945	$3	$-	$1,948
Residential mortgage-backed securities and collateralized mortgage obligations	3,608	202	(25)	3,785

	$5,553	$205	$(25)	$5,733

December 31, 2010

(in thousands)

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$117,551	$1,239	$(1)	$118,789
Obligations of states and political subdivisions	213,129	4,985	(1,388)	216,726
Residential mortgage-backed securities and collateralized mortgage obligations	2,543,974	57,506	(19,976)	2,581,504
Other debt securities	152	-	-	152
Investments in mutual funds and other equity securities	1,959	50		2,009

	$2,876,765	$63,780	$(21,365)	$2,919,180

HELD TO MATURITY:
Obligations of states and political subdivisions	$2,370	$5	$-	$2,375
Residential mortgage-backed securities and collateralized mortgage obligations	2,392	216	(209)	2,399

	$4,762	$221	$(209)	$4,774

Investment securities that were in an unrealized loss position as of June 30, 2011 and December 31, 2010 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

(in thousands)

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AVAILABLE FOR SALE:
Obligations of states and political subdivisions	$10,716	$210	$1,831	$17	$12,547	$227
Residential mortgage-backed securities and collateralized mortgage obligations	709,167	3,727	4,476	18	713,643	3,745
Other debt securities	-	-	150	2	150	2

Total temporarily impaired securities	$719,883	$3,937	$6,457	$37	$726,340	$3,974

HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$-	$-	$345	$25	$345	$25

Total temporarily impaired securities	$-	$-	$345	$25	$345	$25

December 31, 2010

(in thousands)

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$-	$-	$110	$1	$110	$1
Obligations of states and political subdivisions	60,110	1,366	1,003	22	61,113	1,388
Residential mortgage-backed securities and collateralized mortgage obligations	1,238,483	19,968	1,539	8	1,240,022	19,976

Total temporarily impaired securities	$1,298,593	$21,334	$2,652	$31	$1,301,245	$21,365

HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$-	$-	$658	$209	$658	$209

Total temporarily impaired securities	$-	$-	$658	$209	$658	$209

The unrealized losses on obligations of political subdivisions were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities. Management monitors published credit ratings of these securities and no adverse ratings changes have occurred since the date of purchase of obligations of political subdivisions which are in an unrealized loss position as of June 30, 2011. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

All of the available for sale residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at June 30, 2011 are issued or guaranteed by governmental agencies. The unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

We review investment securities on an ongoing basis for the presence of other-than-temporary impairment (“OTTI”) or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether we intend to sell a security or if it is likely that we will be required to sell the security before recovery of our amortized cost basis of the investment, which may be maturity, and other factors. For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the impairment related to factors other than credit amount recorded in OCI will increase the carrying value of the investment, and would not affect earnings. If there is an indication of additional credit losses the security is re-evaluated accordingly to the procedures described above.

The following tables present the OTTI losses for the three and six months ended June 30, 2011 and 2010:

(in thousands)

	Three months ended June 30,
	2011	2010
Total other-than-temporary impairment losses	$110	$-
Portion of other-than-temporary impairment losses recognized in other comprehensive income (1)	(63)	-

Net impairment losses recognized in earnings (2)	$47	$-

	Six months ended June 30,
	2011	2010
Total other-than-temporary impairment losses	$110	$5
Portion of other-than-temporary impairment losses (recognized in) transferred from other comprehensive income (1)	(38)	284

Net impairment losses recognized in earnings (2)	$72	$289

(1)	Represents other-than-temporary impairment losses related to all other factors.
(2)	Represents other-than-temporary impairment losses related to credit losses.

The OTTI recognized on investment securities held to maturity relate to non-agency residential collateralized mortgage obligations. Each of these securities holds various levels of credit subordination. The underlying mortgage loans of these securities were originated from 2003 through 2007. At origination, the weighted average loan-to-value of the underlying mortgages was 69%; the underlying borrowers had weighted average FICO scores of 731, and 59% were limited documentation loans. These securities are valued by third-party pricing services using matrix or model pricing methodologies and were corroborated by broker indicative bids. We estimate cash flows of the underlying collateral for each security considering credit, interest and prepayment risk models that incorporate management’s estimate of projected key assumptions including prepayment rates, collateral default rates and loss severity. Assumptions utilized vary from security to security, and are influenced by factors such as loan interest rates, geographic location, borrower characteristics and vintage, and historical experience. We then used a third party to obtain information about the structure of each security, including subordination and other credit enhancements, in order to determine how the underlying collateral cash flows will be distributed to each security issued in the structure. These cash flows are then discounted at the interest rate used to recognize interest income on each security. We review the actual collateral performance of these securities on a quarterly basis and update the inputs as appropriate to determine the projected cash flows. The following table presents a summary of the significant inputs utilized to measure management’s estimate of the credit loss component on these non-agency collateralized mortgage obligations as of June 30, 2011 and 2010:

	2011			2010
	Range		Weighted	Range		Weighted
	Minimum	Maximum	Average	Minimum	Maximum	Average
Constant prepayment rate	5.0%	20.0%	14.4%	4.0%	25.0%	14.9%
Collateral default rate	5.0%	30.0%	13.2%	8.0%	45.0%	16.8%
Loss severity	30.0%	65.0%	39.0%	20.0%	50.0%	34.6%

The following table presents a roll forward of the credit loss component of held to maturity debt securities that have been written down for OTTI with the credit loss component recognized in earnings and the remaining impairment loss related to all other factors recognized in OCI for the three and six months ended June 30, 2011 and 2010:

(in thousands)

	Three months ended June 30,
	2011	2010
Balance, beginning of period	$12,803	$12,653
Subsequent OTTI credit losses	47	-

Balance, end of period	$12,850	$12,653

(in thousands)

	Six months ended June 30,
	2011	2010
Balance, beginning of period	$12,778	$12,364
Subsequent OTTI credit losses	72	289

Balance, end of period	$12,850	$12,653

The following table presents the maturities of investment securities at June 30, 2011:

(in thousands)

	Available For Sale		Held To Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AMOUNTS MATURING IN:
Three months or less	$17,296	$17,379	$590	$591
Over three months through twelve months	287,207	294,045	85	85
After one year through five years	1,992,369	2,037,495	613	618
After five years through ten years	750,874	761,393	49	50
After ten years	65,368	65,118	4,216	4,389
Other investment securities	1,959	2,030	-	-

	$3,115,073	$3,177,460	$5,553	$5,733

The amortized cost and fair value of collateralized mortgage obligations and mortgage-backed securities are presented by expected average life, rather than contractual maturity, in the preceding table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay underlying loans without prepayment penalties.

The following table presents the gross realized gains and gross realized losses on the sale of securities available for sale for the three and six months ended June 30, 2011 and 2010:

(in thousands)

	Three months ended June 30, 2011		Three months ended June 30, 2010
	Gains	Losses	Gains	Losses
Obligations of states and political subdivisions	$7	$-	$-	$-
Residential mortgage-backed securities and collateralized mortgage obligations	6,475	804	-	-

	$6,482	$804	$-	$-

	Six months ended June 30, 2011		Six months ended June 30, 2010
	Gains	Losses	Gains	Losses
Obligations of states and political subdivisions	$7	$-	$2	$1
Residential mortgage-backed securities and collateralized mortgage obligations	6,475	804	-	-

	$6,482	$804	$2	$1

The following table presents, as of June 30, 2011, investment securities which were pledged to secure borrowings and public deposits as permitted or required by law:

(in thousands)

	Amortized Cost	Fair Value
To Federal Home Loan Bank to secure borrowings	$226,584	$237,852
To state and local governments to secure public deposits	599,429	622,425
Other securities pledged	163,987	165,943

Total pledged securities	$990,000	$1,026,220

Note 4 – Non-covered Loans and Leases

The following table presents the major types of non-covered loans recorded in the balance sheets as of June 30, 2011 and December 31, 2010:

(in thousands)

	June 30, 2011	December 31, 2010
Commercial real estate
Term & multifamily	$3,532,134	$3,483,475
Construction & development	184,707	247,814
Residential development	112,657	147,813
Commercial
Term	572,402	509,453
LOC & other	788,268	747,419
Residential
Mortgage	245,034	222,416
Home equity loans & lines	277,453	278,585
Consumer & other	34,584	33,043

Total	5,747,239	5,670,018
Deferred loan fees, net	(11,686)	(11,031)

Total	$5,735,553	$5,658,987

As of June 30, 2011, loans totaling $3.5 billion were pledged to secure borrowings and available lines of credit.

Note 5 – Allowance for Non-Covered Loan Loss and Credit Quality

Allowance for Non-Covered Loan and Lease Losses

The Bank has a management Allowance for Loan and Lease Losses (“ALLL”) Committee, which is responsible for, among other things, regularly reviewing the ALLL methodology, including loss factors, and ensuring that it is designed and applied in accordance with generally accepted accounting principles. The ALLL Committee reviews and approves loans and leases recommended for impaired status. The ALLL Committee also approves removing loans and leases from impaired status. The Bank's Audit and Compliance Committee provides board oversight of the ALLL process and reviews and approves the ALLL methodology on a quarterly basis.

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

Changes to risk factors – Risk factors are assigned at origination and may be changed periodically based on management’s evaluation of the following factors: loss experience; changes in the level of non-performing loans; regulatory exam results; changes in the level of adversely classified loans (positive or negative); improvement or deterioration in local economic conditions; and any other factors deemed relevant.

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

Management believes that the ALLL was adequate as of June 30, 2011. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 80% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses. The U.S. recession, the housing market downturn, and declining real estate values in our markets have negatively impacted aspects of our residential development, commercial real estate, commercial construction and commercial loan portfolios. A continued deterioration in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan and lease losses.

The reserve for unfunded commitments (“RUC”) is established to absorb inherent losses associated with our commitment to lend funds, such as with a letter or line of credit. The adequacy of the ALLL and RUC are monitored on a regular basis and are based on management's evaluation of numerous factors. For each portfolio segment, these factors include:

•	The quality of the current loan portfolio;

•	The trend in the loan portfolio's risk ratings;

•	Current economic conditions;

•	Loan concentrations;

•	Loan growth rates;

•	Past-due and non-performing trends;

•	Evaluation of specific loss estimates for all significant problem loans;

•	Historical short (one year), medium (three year), and long-term charge-off rates,

•	Recovery experience;

•	Peer comparison loss rates.

There have been no significant changes to the Bank’s methodology or policies in the periods presented.

Activity in the Non-Covered Allowance for Loan and Lease Losses

The following tables summarizes activity related to the allowance for non-covered loan and lease losses by non-covered loan portfolio segment for the three and six months ended June 30, 2011 and 2010, respectively:

(in thousands)

	Three Months Ended June 30, 2011
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Unallocated	Total
Balance, beginning of period	$63,528	$20,798	$5,626	$856	$7,025	$97,833
Charge-offs	(12,883)	(3,179)	(2,195)	(354)	-	(18,611)
Recoveries	2,208	695	100	111	-	3,114
Provision	9,129	5,436	1,623	255	(984)	15,459

Balance, end of period	$61,982	$23,750	$5,154	$868	$6,041	$97,795

	Three Months Ended June 30, 2010
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Unallocated	Total
Balance, beginning of period	$70,460	$20,890	$8,235	$863	$10,336	$110,784
Charge-offs	(19,605)	(9,961)	(1,201)	(787)	-	(31,554)
Recoveries	4,312	370	50	185	-	4,917
Provision	13,048	8,548	2,689	587	4,895	29,767

Balance, end of period	$68,215	$19,847	$9,773	$848	$15,231	$113,914

	Six Months Ended June 30, 2011
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Unallocated	Total
Balance, beginning of period	$64,405	$22,146	$5,926	$803	$8,641	$101,921
Charge-offs	(24,314)	(11,355)	(2,929)	(888)	-	(39,486)
Recoveries	3,453	1,091	121	206	-	4,871
Provision	18,438	11,868	2,036	747	(2,600)	30,489

Balance, end of period	$61,982	$23,750	$5,154	$868	$6,041	$97,795

	Six Months Ended June 30, 2010
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Unallocated	Total
Balance, beginning of period	$67,281	$24,583	$5,811	$455	$9,527	$107,657
Charge-offs	(35,535)	(32,865)	(1,837)	(1,076)	-	(71,313)
Recoveries	4,596	649	170	282	-	5,697
Provision	31,873	27,480	5,629	1,187	5,704	71,873

Balance, end of period	$68,215	$19,847	$9,773	$848	$15,231	$113,914

The following table presents the allowance and recorded investment in non-covered loans by portfolio segment and balances individually or collectively evaluated for impairment as of June 30, 2011 and 2010, respectively:

(in thousands)

	June 30, 2011
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Unallocated	Total
Allowance for non-covered loans and leases:
Collectively evaluated for impairment	$59,277	$20,812	$5,136	$868	$6,041	$92,134
Individually evaluated for impairment	2,705	2,938	18	-	-	5,661

Total	$61,982	$23,750	$5,154	$868	$6,041	$97,795

Non-covered loans and leases:
Collectively evaluated for impairment	$3,663,034	$1,330,749	$522,309	$34,584		$5,550,676
Individually evaluated for impairment	166,464	29,921	178	-		196,563

Total	$3,829,498	$1,360,670	$522,487	$34,584		$5,747,239

	June 30, 2010
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Unallocated	Total
Allowance for non-covered loans and leases:
Collectively evaluated for impairment	$61,127	$19,836	$9,548	$848	$15,231	$106,590
Individually evaluated for impairment	7,088	11	225	-		7,324

Total	$68,215	$19,847	$9,773	$848	$15,231	$113,914

Non-covered loans and leases:
Collectively evaluated for impairment	$3,783,102	$1,203,558	$465,633	$34,215		$5,486,508
Individually evaluated for impairment	194,373	52,295	4,502	-		251,170

Total	$3,977,475	$1,255,853	$470,135	$34,215		$5,737,678

(1)	The gross non-covered loan and lease balance excludes deferred loans fees of $11.7 million at June 30, 2011 and $11.0 million at June 30, 2010.

Summary of Reserve for Unfunded Commitments Activity

The following tables present a summary of activity in the reserve for unfunded commitments (“RUC”) and unfunded commitments for the three and six months ended June 30, 2011 and 2010, respectively:

(in thousands)

	Three Months Ended June 30, 2011
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Balance, beginning of period	$76	$621	$162	$52	$911
Net change to other expense	(15)	84	7	1	77

Balance, end of period	$61	$705	$169	$53	$988

	Three Months Ended June 30, 2010
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Balance, beginning of period	$47	$531	$140	$47	$765
Net change to other expense	(6)	(21)	(4)	-	(31)

Balance, end of period	$41	$510	$136	$47	$734

	Six Months Ended June 30, 2011
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Balance, beginning of period	$33	$575	$158	$52	$818
Net change to other expense	28	130	11	1	170

Balance, end of period	$61	$705	$169	$53	$988

	Six Months Ended June 30, 2010
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Balance, beginning of period	$57	$484	$144	$46	$731
Net change to other expense	(16)	26	(8)	1	3

Balance, end of period	$41	$510	$136	$47	$734

	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Unfunded commitments:
June 30, 2011	$61,478	$674,210	$226,790	$45,483	$1,007,961
June 30, 2010	41,354	501,667	209,643	39,938	792,602

Non-covered loans sold

In the course of managing the loan portfolio, at certain times, management may decide to sell loans prior to resolution. The following table summarizes loans sold by loan portfolio during the three and six months ended June 30, 2011 and 2010, respectively:

(in thousands)

	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
Commercial real estate
Term & multifamily	$1,385	$969	$3,884	$10,728
Construction & development	-	-	-	1,175
Residential development	-	1,399	2	5,434
Commercial
Term	-	3,210	151	3,210
LOC & other	-	-	2,740	462

Total	$1,385	$5,578	$6,777	$21,009

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

Loans are reported as past due when installment payments, interest payments, or maturity payments are past due based on contractual terms. All loans determined to be impaired are individually assessed for impairment except for impaired consumer loans which are collectively evaluated for impairment in accordance with ASC 450, Contingencies. The specific factors considered in determining that a loan is impaired include borrower financial capacity, current economic, business and market conditions, collection efforts, collateral position and other factors deemed relevant. Generally, impaired loans are placed on non-accrual status and all cash receipts are applied to the principal balance. Continuation of accrual status and recognition of interest income is generally limited to performing restructured loans.

The Company has written down impaired, non-accrual loans as of June 30, 2011 to their estimated net realizable value, generally based on disposition value, and expects resolution with no additional material loss, absent further decline in market prices.

Non-Covered Non-Accrual Loans and Loans Past Due

The following table summarizes our non-covered non-accrual loans and loans past due by loan class as of June 30, 2011 and December 31, 2010:

(in thousands)

	June 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing	Total Past Due	Nonaccrual	Current	Total Non-covered Loans and Leases
Commercial real estate
Term & multifamily	$15,154	$16,940	$555	$32,649	$53,059	$3,446,426	$3,532,134
Construction & development	99	-	-	99	8,093	176,515	184,707
Residential development	2,573	-	-	2,573	25,858	84,226	112,657
Commercial
Term	1,548	957	750	3,255	8,070	561,077	572,402
LOC & other	476	495	5,713	6,684	14,809	766,775	788,268
Residential
Mortgage	1,357	908	4,467	6,732	-	238,302	245,034
Home equity loans & lines	1,800	1,277	1,123	4,200	-	273,253	277,453
Consumer & other	207	60	529	796	-	33,788	34,584

Total	$23,214	$20,637	$13,137	$56,988	$109,889	$5,580,362	$5,747,239

Deferred loan fees, net							(11,686)

Total							$5,735,553

	December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing	Total Past Due	Nonaccrual	Current	Total Non-covered Loans and Leases
Commercial real estate
Term & multifamily	$14,596	$8,328	$3,008	$25,932	$49,162	$3,408,381	$3,483,475
Construction & development	2,172	6,726	-	8,898	20,124	218,792	247,814
Residential development	640	-	-	640	34,586	112,587	147,813
Commercial
Term	2,010	932	-	2,942	6,271	500,240	509,453
LOC & other	5,939	1,418	18	7,375	28,034	712,010	747,419
Residential
Mortgage	1,314	1,101	3,372	5,787	-	216,629	222,416
Home equity loans & lines	1,096	1,351	232	2,679	-	275,906	278,585
Consumer & other	361	233	441	1,035	-	32,008	33,043

Total	$28,128	$20,089	$7,071	$55,288	$138,177	$5,476,553	$5,670,018

Deferred loan fees, net							(11,031)

Total							$5,658,987

Non-Covered Impaired Loans

The following table summarizes our impaired non-covered loans by loan class as of June 30, 2011 and December 31, 2010:

(in thousands)

	June 30, 2011
	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no related allowance recorded:
Commercial real estate
Term & multifamily	$65,617	$53,059	$-
Construction & development	33,793	22,446	-
Residential development	50,608	35,396	-
Commercial
Term	10,498	8,923	-
LOC & other	46,650	15,087	-
Residential
Mortgage	-	-	-
Home equity loans & lines	-	-	-
Consumer & other	-	-	-
With an allowance recorded:
Commercial real estate
Term & multifamily	12,705	12,705	396
Construction & development	13,363	12,343	122
Residential development	30,515	30,515	2,187
Commercial
Term	198	198	7
LOC & other	5,713	5,713	2,931
Residential
Mortgage	178	178	18
Home equity loans & lines	-	-	-
Consumer & other	-	-	-
Total:
Commercial real estate	206,601	166,464	2,705
Commercial	63,059	29,921	2,938
Residential	178	178	18
Consumer & other	-	-	-

Total	$269,838	$196,563	$5,661

	December 31, 2010
	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no related allowance recorded:
Commercial real estate
Term & multifamily	$62,605	$49,790	$-
Construction & development	33,091	25,558	-
Residential development	63,859	39,011	-
Commercial
Term	8,024	6,969	-
LOC & other	56,046	19,814	-
Residential
Mortgage	-	-	-
Home equity loans & lines	-	-	-
Consumer & other	-	-	-

With an allowance recorded:
Commercial real estate
Term & multifamily	29,926	28,070	1,614
Construction & development	-	-	-
Residential development	46,059	44,504	906
Commercial
Term	205	205	9
LOC & other	9,878	8,519	2,702
Residential
Mortgage	179	179	8
Home equity loans & lines	-	-	-
Consumer & other	-	-	-
Total:
Commercial real estate	235,540	186,933	2,520
Commercial	74,153	35,507	2,711
Residential	179	179	8
Consumer & other	-	-	-

Total	$309,872	$222,619	$5,239

Loans with no related allowance reported generally represent non-accrual loans. The Company recognizes the charge-off of impairment reserves on impaired loans in the period it arises for collateral dependent loans. Therefore, the non-accrual loans as of June 30, 2011 have already been written-down to their estimated net realizable value, based on disposition value, and are expected to be resolved with no additional material loss, absent further decline in market prices. The valuation allowance on impaired loans primarily represents the impairment reserves on performing restructured loans, and is measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value.

At June 30, 2011 and December 31, 2010, impaired loans of $81.0 million and $84.4 million were classified as accruing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The restructured loans on accrual status and one loan included in loans past due 90+ days and accruing represent the only impaired loans accruing interest at June 30, 2011. The restructured loans on accrual status represent the only impaired loans accruing interest at December 31, 2010. In order for a restructured loan to be considered for accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Company had no obligations to lend additional funds on the restructured loans as of June 30, 2011.

The following table summarizes our average recorded investment and interest income recognized on impaired non-covered loans by loan class for the three months and six months ended June 30, 2011 and 2010:

(in thousands)

	For the three months ended June 30, 2011		For the three months ended June 30, 2010
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate
Term & multifamily	$54,086	$-	$57,851	$-
Construction & development	21,063	-	24,668	-
Residential development	37,841	-	31,695	-
Commercial
Term	8,307	-	10,768	-
LOC & other	17,978	-	42,009	-
Residential
Mortgage	-	-	-	-
Home equity loans & lines	-	-	-	-
Consumer & other	-	-	-	-

With an allowance recorded:
Commercial real estate
Term & multifamily	15,733	233	29,731	220
Construction & development	8,905	266	4,264	-
Residential development	32,943	320	60,605	506
Commercial
Term	202	11	225	12
LOC & other	2,857	-	-	4
Residential
Mortgage	178	1	4,474	62
Home equity loans & lines	-	-	35	-
Consumer & other	-	-	-	-
Total:
Commercial real estate	170,571	819	208,814	726
Commercial	29,344	11	53,002	16
Residential	178	1	4,509	62
Consumer & other	-	-	-	-

Total	$200,093	$831	$266,325	$804

	For the six months ended June 30, 2011		For the six months ended June 30, 2010
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate
Term & multifamily	$54,725	$-	$60,241	$-
Construction & development	23,238	-	28,665	-
Residential development	37,762	-	39,438	-
Commercial
Term	8,678	-	10,673	-
LOC & other	24,724	-	46,905	-
Residential
Mortgage	-	-	-	-
Home equity loans & lines	-	-	-	-
Consumer & other	-	-	-	-
With an allowance recorded:
Commercial real estate
Term & multifamily	19,995	424	32,856	451
Construction & development	6,506	338	2,843	-
Residential development	40,165	670	60,053	937
Commercial
Term	268	23	296	24
LOC & other	2,532	-	200	8
Residential
Mortgage	1,369	3	4,705	121
Home equity loans & lines	7	-	23	1
Consumer & other	-	-	-	-
Total:
Commercial real estate	182,391	1,432	224,096	1,388
Commercial	36,202	23	58,074	32
Residential	1,376	3	4,728	122
Consumer & other	-	-	-	-

Total	$219,969	$1,458	$286,898	$1,542

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

Minimal Risk – A minimal risk loan, risk rated 1, is to a borrower of the highest quality. The borrower has an unquestioned ability to produce consistent profits and service all obligations and can absorb severe market disturbances with little or no difficulty.

Low Risk – A low risk loan, risk rated 2, is similar in characteristics to a minimal risk loan. Margins may be smaller or protective elements may be subject to greater fluctuation. The borrower will have a strong demonstrated ability to produce profits, provide ample debt service coverage and to absorb market disturbances.

Modest Risk – A modest risk loan, risk rated 3, is a desirable loan with excellent sources of repayment and no currently identifiable risk of collection. The borrower exhibits a very strong capacity to repay the credit in accordance with the repayment agreement. The borrower may be susceptible to economic cycles, but will have reserves to weather these cycles.

Average Risk – An average risk loan, risk rated 4, is an attractive loan with sound sources of repayment and no material collection or repayment weakness evident. The borrower has an acceptable capacity to pay in accordance with the agreement. The borrower is susceptible to economic cycles and more efficient competition, but should have modest reserves sufficient to survive all but the most severe downturns or major setbacks.

Acceptable Risk – An acceptable risk loan, risk rated 5, is a loan with lower than average, but still acceptable credit risk. These borrowers may have higher leverage, less certain but viable repayment sources, have limited financial reserves and may possess weaknesses that can be adequately mitigated through collateral, structural or credit enhancement. The borrower is susceptible to economic cycles and is less resilient to negative market forces or financial events. Reserves may be insufficient to survive a modest downturn.

Watch – A watch loan, risk rated 6, is still pass-rated, but represents the lowest level of acceptable risk due to an emerging risk element or declining performance trend. Watch ratings are expected to be temporary, with issues resolved or manifested to the extent that a higher or lower rating would be appropriate. The borrower should have a plausible plan, with reasonable certainty of success, to correct the problems in a short period of time. Borrowers rated Watch are characterized by elements of uncertainty, such as:

•

Borrower may be experiencing declining operating trends, strained cash flows or less-than anticipated performance. Cash flow should still be adequate to cover debt service, and the negative trends should be identified as being of a short-term or temporary nature.

•	The borrower may have experienced a minor, unexpected covenant violation.

•	Companies who may be experiencing tight working capital or have a cash cushion deficiency.

•

Loans may also be a Watch if financial information is late, there is a documentation deficiency, the borrower has experienced unexpected management turnover, or if they face industry issues that, when combined with performance factors create uncertainty in their future ability to perform.

•	Delinquent payments, increasing and material overdraft activity, request for bulge and/or out-of-formula advances may be an indicator of inadequate working capital and may suggest a lower rating.

•

Failure of the intended repayment source to materialize as expected, or renewal of a loan (other than cash/marketable security secured or lines of credit) without reduction are possible indicators of a Watch or worse risk rating.

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

The following table summarizes our internal risk rating by loan class as of June 30, 2011 and December 31, 2010:

(in thousands)

(in thousands)

	June 30, 2011
	Pass/ Watch	Special Mention	Substandard	Doubtful/Loss	Impaired	Total
Commercial real estate
Term & multifamily	$3,004,552	$317,006	$144,812	$-	$65,764	$3,532,134
Construction & development	111,702	18,625	19,591	-	34,789	184,707
Residential development	24,704	10,021	12,021	-	65,911	112,657
Commercial

Term	509,666	29,983	23,632	-	9,121	572,402
LOC & other	690,219	41,091	36,158	-	20,800	788,268
Residential
Mortgage	238,198	2,369	2,003	2,286	178	245,034
Home equity loans & lines	273,916	2,414	556	567	-	277,453
Consumer & other	33,789	267	36	492	-	34,584

Total	$4,886,746	$421,776	$238,809	$3,345	$196,563	$5,747,239

Deferred loan fees, net						(11,686)

Total						$5,735,553

	December 31, 2010
	Pass/ Watch	Special Mention	Substandard	Doubtful/Loss	Impaired	Total
Commercial real estate
Term & multifamily	$2,978,116	$314,094	$113,405	$-	$77,860	$3,483,475
Construction & development	145,108	25,295	51,853	-	25,558	247,814
Residential development	27,428	13,764	23,106	-	83,515	147,813
Commercial
Term	472,512	17,658	12,109	-	7,174	509,453
LOC & other	646,163	30,761	42,162	-	28,333	747,419
Residential
Mortgage	216,899	2,414	786	2,138	179	222,416
Home equity loans & lines	275,906	2,447	125	107	-	278,585
Consumer & other	32,008	595	29	411	-	33,043

Total	$4,794,140	$407,028	$243,575	$2,656	$222,619	$5,670,018

Deferred loan fees, net						(11,031)

Total						$5,658,987

Note 6 – Covered Assets and FDIC Indemnification Asset

Covered Loans

Loans acquired in a FDIC-assisted acquisition that are subject to a loss-share agreement are referred to as “covered loans” and reported separately in our statements of financial condition. Covered loans are reported exclusive of the expected cash flow reimbursements expected from the FDIC.

Acquired loans are valued as of acquisition date in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 805, Business Combinations. Loans purchased with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are accounted for under FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Because of the significant fair value discounts associated with the acquired portfolios, the concentration of real estate related loans (to finance or secured by real estate collateral) and the decline in real estate values in the regions serviced, and after considering the underwriting standards of the acquired originating bank, the Company elected to account for all acquired loans under ASC 310-30. Under FASB ASC 805 and ASC 310-30, loans are to be recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the acquisition date. We have aggregated the acquired loans into various loan pools based on multiple layers of common risk characteristics for the purpose of determining their respective fair values as of their acquisition dates, and for applying the subsequent recognition and measurement provisions for income accretion and impairment testing.

Acquired loans were first segregated between those designated as performing versus those designated as non-performing. In this application, ‘performing’ and ‘non-performing’ loans were defined in accordance with the scoping requirements of ASC 310-30, that is the ‘non-performing’ loans individually exhibited evidence of deteriorated credit quality since origination for which it is probable that we will not be able to collect all contractually required payments receivable. Our Credit Quality and Credit Review teams identified these non-performing credits on a loan-by-loan basis during the due diligence process. Generally, identified non-performing loans tended to be risk rated substandard or worse on the acquired institution’s books. Collectively, the non-performing loans would be considered the ‘classic’ application of ASC 310-30. The remaining performing notes were accounted for under ASC 310-30 by analogy due to the significant fair value discounts associated with the pools resulting from the underwriting standards of the acquired bank (that often contributed to the bank’s failure), the concentration of loans for the purpose of, and collateralized by, real estate, and the general economic condition of the regions each acquired bank serviced. We deem analogizing all loans to ASC 310-30 acceptable as a significant component of the fair value discount applied to each loan pool is attributed to estimated credit losses that are anticipated to occur over the life of each respective loan pool.

Once notes were separated based on their expected future performance, they were further segregated based on specific loan types (purpose/collateral) and then their principal cash flow and interest rate characteristics. The most significant loan type categories utilized (in no particular order) were commercial residential development, commercial construction, farmland, 1st lien single family mortgages, 2nd lien single family loans, single family revolving lines of credit, multifamily mortgages, owner occupied commercial real estate, non-owner occupied commercial real estate, commercial loans, commercial lines of credit, consumer installment loans, and consumer lines of credit. Next, groups of loans were segregated based on repayment characteristics, specifically whether the notes’ principal balances were amortizing or interest-only. Lastly, loans were separated by various interest rate characteristics, such as whether the interest rate was fixed or variable. For those loans whose interest rates were variable, they were also segregated by their underlying indices (e.g. PRIME, Federal Home Loan Bank, or constant maturity treasury) and whether or not there were interest rate floors.

The following table presents the number of pools, number of loans and acquired unpaid principal balance, by performing (“analogized 310-30”), non-performing (“classic 310-30”) and in total, separately for each institution acquired in 2010.

(dollars in millions)

	Evergreen	Rainier Pacific	Nevada Security
Performing loans (“Analogized ASC 310-30”):
Number of Pools	15	19	19
Number of Loans	1,263	3,647	402
Acquired Unpaid Principal Balance	$247.9	$516.9	$224.2
Non-performing loans (“Classic ASC 310-30”):
Number of Pools	8	10	9
Number of Loans	127	39	106
Acquired Unpaid Principal Balance	$120.6	$44.5	$103.4
Total Portfolio:
Number of Pools	23	29	28
Number of Loans	1,390	3,686	508
Acquired Unpaid Principal Balance	$368.5	$561.4	$327.6

The fair value of each loan pool was computed by discounting the expected cash flows at their estimated market discount rate. Cash flows expected to be collected at acquisition date were estimated by applying certain key assumptions to each loan pool, such as credit loss rates, prepayment speeds, and resolution terms related to non-performing loans, against the contractual cash flows of the underlying loans. Credit loss estimates for each pool were determined by considering factors such as, underlying collateral types, collateral locations, estimated collateral values, and credit quality indicators such as risk ratings. Market discount rates were determined using a buildup approach which included assumptions with respect to funding cost and funding mix, a market participant’s required rate of return on equity capital, servicing costs and a liquidity premium.

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

The covered loan portfolio also includes revolving lines of credit with funded and unfunded commitments. Funds advanced at the time of acquisition are included in the loan pools and are accounted for under ASC 310-30. Any additional advances on these loans subsequent to the acquisition date may or may not be covered depending on the nature of the disbursement and the terms of each respective loss-sharing agreement, and are not accounted for under ASC 310-30.

The covered loans acquired are and will continue to be subject to the Company’s internal and external credit review and monitoring. To the extent there is experienced or projected credit deterioration on the acquired loan pools subsequent to amounts estimated at the previous remeasurement date, this deterioration will be measured, and a provision for credit losses will be charged to earnings. Additionally, provision for credit losses will be recorded on advances on covered loans subsequent to acquisition date in a manner consistent with the allowance for non-covered loan and lease losses. These provisions will be mostly offset by an increase to the FDIC indemnification asset, which is recognized in non-interest income.

Covered Loans

The following table presents the major types of covered loans as of June 30, 2011 and December 31, 2010:

(in thousands)

	June 30, 2011
	Evergreen	Rainier	Nevada Security	Total
Commercial real estate
Term & multifamily	$107,772	$276,358	$131,819	$515,949
Construction & development	12,398	690	6,730	19,818
Residential development	7,055	171	8,721	15,947
Commercial
Term	15,406	8,913	12,932	37,251
LOC & other	9,655	12,623	6,202	28,480
Residential
Mortgage	8,079	31,120	1,869	41,068
Home equity loans & lines	5,278	22,925	3,251	31,454
Consumer & other	2,293	6,416	-	8,709

Total	$167,936	$359,216	$171,524	$698,676

	December 31, 2010
	Evergreen	Rainier	Nevada Security	Total
Commercial real estate
Term & multifamily	$124,743	$303,585	$141,314	$569,642
Construction & development	14,162	854	7,419	22,435
Residential development	11,024	2,310	11,372	24,706
Commercial
Term	18,828	10,811	12,961	42,600
LOC & other	11,876	14,320	9,031	35,227
Residential
Mortgage	8,129	35,026	1,669	44,824
Home equity loans & lines	6,737	25,163	3,725	35,625
Consumer & other	2,781	8,058	-	10,839

Total	$198,280	$400,127	$187,491	$785,898

The outstanding contractual unpaid principal balance, excluding purchase accounting adjustments, at June 30, 2011 was $242.1 million, $447.5 million and $283.2 million, for Evergreen, Rainier, and Nevada Security, respectively, as compared to $286.6 million, $481.7 million and $295.4 million, for Evergreen, Rainier, and Nevada Security, respectively, at December 31, 2010.

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

The following table presents the changes in the accretable yield for the three and six months ended June 30, 2011 and 2010 for each respective acquired loan portfolio:

	Three months ended June 30,
	2011
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$75,081	$155,285	$69,301	$299,667
Accretion to interest income	(7,904)	(8,396)	(5,926)	(22,226)
Disposals	(4,181)	(2,803)	(1,403)	(8,387)
Reclassifications (to)/from nonaccretable difference	4,473	(89)	6,622	11,006

Balance, end of period	$67,469	$143,997	$68,594	$280,060

	Three months ended June 30,
	2010
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$118,119	$233,678	$-	$351,797
Additions resulting from acquisitions	-	-	65,606	65,606
Accretion to interest income	(3,528)	(8,575)	(553)	(12,656)
Disposals	(2,234)	(1,931)	(90)	(4,255)
Reclassifications (to)/from nonaccretable difference	(28,422)	(17,490)	86	(45,826)

Balance, end of period	$83,935	$205,682	$65,049	$354,666

	Six months ended June 30,
	2011
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$90,771	$172,615	$73,515	$336,901
Accretion to interest income	(15,613)	(17,111)	(11,049)	(43,773)
Disposals	(6,973)	(9,447)	(2,807)	(19,227)
Reclassifications (to)/from nonaccretable difference	(716)	(2,060)	8,935	6,159

Balance, end of period	$67,469	$143,997	$68,594	$280,060

	Six months ended June 30,
	2010
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$-	$-	$-	$-
Additions resulting from acquisitions	121,592	237,858	65,606	425,056
Accretion to interest income	(6,759)	(11,599)	(553)	(18,911)
Disposals	(2,825)	(3,388)	(90)	(6,303)
Reclassifications (to)/from nonaccretable difference	(28,073)	(17,189)	86	(45,176)

Balance, end of period	$83,935	$205,682	$65,049	$354,666

Allowance for Covered Loan and Lease Losses

The following table summarizes activity related to the allowance for covered loan and lease losses by covered loan portfolio segment for the three and six months ended June 30, 2011, respectively:

(in thousands)

	Three Months Ended June 30, 2011
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Balance, beginning of period	$5,068	$1,800	$962	$413	$8,243
Charge-offs	(742)	(184)	(194)	(659)	(1,779)
Recoveries	-	-	-	-	-
Provision	1,388	1,016	425	926	3,755

Balance, end of period	$5,714	$2,632	$1,193	$680	$10,219

	Six Months Ended June 30, 2011
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Balance, beginning of period	$2,465	$176	$56	$24	$2,721
Charge-offs	(1,895)	(244)	(823)	(563)	(3,525)
Recoveries	-	-	-	-	-
Provision	5,144	2,700	1,960	1,219	11,023

Balance, end of period	$5,714	$2,632	$1,193	$680	$10,219

The following table presents the allowance and recorded investment in by covered loan portfolio segment as of June 30, 2011:

(in thousands)

	June 30, 2011
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for covered loans and leases:
Loans acquired with deteriorated credit quality (1)	$5,303	$2,019	$1,163	$657	$9,142
Collectively evaluated for impairment (2)	411	613	30	23	1,077

Total	$5,714	$2,632	$1,193	$680	$10,219

Covered loans and leases:
Loans acquired with deteriorated credit quality (1)	$549,771	$42,352	$68,291	$6,555	$666,969
Collectively evaluated for impairment (2)	$1,943	$23,379	$4,231	$2,154	31,707

Total	$551,714	$65,731	$72,522	$8,709	$698,676

(1)	In accordance with ASC 310-30, the valuation allowance is netted against the carrying value of the covered loan and lease balance.
(2)	The allowance on covered loan and lease losses includes an allowance on covered loan advances on acquired loans subsequent to acquisition.

The valuation allowance on covered loans was reduced by recaptured provision of $1.0 million and $1.1 million respectively, for the three and six months ended June 30, 2011.

There was no valuation allowance on covered loans and no allowance on covered loan advances on acquired loans subsequent to acquisition at June 30, 2010.

Covered Credit Quality Indicators

Covered loans risk rated in a manner consistent with non-covered loans. As previously noted, the Company’s risk rating methodology assigns risk ratings ranging from 1 to 10, where a higher rating represents higher risk. The 10 risk rating groupings are described fully in Note 5. The below table includes both loans acquired with deteriorated credit quality accounted for under ASC 310-30 and covered loan advances on acquired loans subsequent to acquisition.

The following table summarizes our internal risk rating grouping by covered loans, net class as of June 30, 2011 and December 31, 2010:

(in thousands)

	June 30, 2011
	Pass/ Watch	Special Mention	Substandard	Doubtful/Loss	Total
Commercial real estate
Term & multifamily	$419,493	$38,176	$47,689	$10,591	$515,949
Construction & development	3,060	2,919	8,489	5,350	19,818
Residential development	1,646	-	9,012	5,289	15,947
Commercial
Term	24,285	1,970	8,385	2,611	37,251
LOC & other	19,506	1,953	6,720	301	28,480
Residential
Mortgage	41,051	-	17	-	41,068
Home equity loans & lines	31,393	-	61	-	31,454
Consumer & other	8,709	-	-	-	8,709

Total	$549,143	$45,018	$80,373	$24,142	$698,676

	December 31, 2010
	Pass/ Watch	Special Mention	Substandard	Doubtful/Loss	Total
Commercial real estate
Term & multifamily	$485,238	$32,150	$44,833	$7,421	$569,642
Construction & development	6,155	3,799	7,640	4,841	22,435
Residential development	6,625	1,322	12,907	3,852	24,706
Commercial
Term	31,760	2,119	7,087	1,634	42,600
LOC & other	22,960	4,246	7,183	838	35,227
Residential
Mortgage	44,524	-	300	-	44,824
Home equity loans & lines	34,998	-	627	-	35,625
Consumer & other	10,827	-	12	-	10,839

Total	$643,087	$43,636	$80,589	$18,586	$785,898

Covered Other Real Estate Owned

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

The following table summarizes the activity related to the covered OREO for the three and six months ended June 30, 2011 and 2010:

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Balance, beginning of period	$27,689	$8,995	$29,863	$-
Acquisition	-	17,938	-	26,939
Additions to covered OREO	5,632	2,560	8,668	2,669
Dispositions of covered OREO	(2,503)	(1,198)	(6,457)	(1,313)
Valuation adjustments in the period	(665)	(5)	(1,921)	(5)

Balance, end of period	$30,153	$28,290	$30,153	$28,290

FDIC Indemnification Asset

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

Subsequent to initial recognition, the FDIC indemnification asset is reviewed quarterly and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of the covered assets. These adjustments are measured on the same basis as the related covered loans and covered other real estate owned. Any increases in cash flow of the covered assets over those expected will reduce the FDIC indemnification asset and any decreases in cash flow of the covered assets under those expected will increase the FDIC indemnification asset. Increases and decreases to the FDIC indemnification asset are recorded as adjustments to non-interest income. The resulting carrying value of the indemnification asset represents the amounts recoverable from the FDIC for future expected losses, and the amounts due from the FDIC for claims related to covered losses the Company have incurred less amounts due back to the FDIC relating to shared recoveries.

The following table summarizes the activity related to the FDIC indemnification asset for the three and six months ended June 30, 2011 and 2010:

(in thousands)

	Three months ended June 30,
	2011
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$40,379	$37,875	$53,618	$131,872
Change in FDIC indemnification asset	(2,895)	(811)	(1,845)	(5,551)
Transfers to due from FDIC and other	(1,366)	(1,065)	(6,962)	(9,393)

Balance, end of period	$36,118	$35,999	$44,811	116,928

	Three months ended June 30,
	2010
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$71,696	$70,259	$-	$141,955
Acquisitions	-	-	99,160	99,160
Change in FDIC indemnification asset	539	(360)	84	263
Transfers to due from FDIC and other	(167)	(15,301)	(556)	(16,024)

Balance, end of period	$72,068	$54,598	$98,688	$225,354

	Six months ended June 30,
	2011
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$40,606	$43,726	$62,081	$146,413
Change in FDIC indemnification asset	1,850	(4,921)	425	(2,646)
Transfers to due from FDIC and other	(6,338)	(2,806)	(17,695)	(26,839)

Balance, end of period	$36,118	$35,999	$44,811	116,928

	Six months ended June 30,
	2010
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$-	$-	$-	$-
Acquisitions	71,755	76,603	99,160	247,518
Change in FDIC indemnification asset	939	(150)	84	873
Transfers to due from FDIC and other	(626)	(21,855)	(556)	(23,037)

Balance, end of period	$72,068	$54,598	$98,688	$225,354

Note 7 – Mortgage Servicing Rights

The following table presents the changes in the Company’s mortgage servicing rights (“MSR”) for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Balance, beginning of period	$15,605	$13,628	$14,454	$12,625
Additions for new mortgage servicing rights capitalized	1,073	938	2,407	2,008
Acquired mortgage servicing rights	-	-	-	62
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(103)	284	25	129
Other(2)	(225)	(1,955)	(536)	(1,929)

Balance, end of period	$16,350	$12,895	$16,350	$12,895

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our serviced loan portfolio as of June 30, 2011 and December 31, 2010 was as follows:

(dollars in thousands)

	June 30, 2011	December 31, 2010
Balance of loans serviced for others	$1,751,700	$1,603,414
MSR as a percentage of serviced loans	0.93%	0.90%

The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in mortgage banking revenue on the Condensed Consolidated Statements of Operations, was $1.1 million and $2.3 million for the three and six months ended June 30, 2011, as compared to $933,000 and $1.8 million for the three and six months ended June 30, 2010.

Key assumptions used in measuring the fair value of MSR as of June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011	December 31, 2010
Constant prepayment rate	17.84%	18.54%
Discount rate	8.59%	8.62%
Weighted average life (years)	4.8	4.5

Note 8 – Non-covered Other Real Estate Owned

The following table presents the changes in non-covered other real estate owned (“OREO”) for the three and six months ended June 30, 2011 and 2010:

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Balance, beginning of period	$34,512	$18,872	$32,791	$24,566
Additions to OREO	15,419	11,888	25,322	17,895
Dispositions of OREO	(12,134)	(4,293)	(18,186)	(15,087)
Valuation adjustments in the period	(3,388)	(814)	(5,518)	(1,721)

Balance, end of period	$34,409	$25,653	$34,409	$25,653

Note 9 – Junior Subordinated Debentures

The following is information about the Company’s wholly-owned trusts (“Trusts”) as of June 30, 2011:

(dollars in thousands)

Trust Name	Issue Date	Issued and Outstanding Amount	Carrying Value (1)	Rate (2)	Effective Rate (3)	Maturity Date	Redemption Date
AT FAIR VALUE:
Umpqua Statutory Trust II	October 2002	$20,619	$13,999	Floating (4)	11.62%	October 2032	October 2007
Umpqua Statutory Trust III	October 2002	30,928	21,235	Floating (5)	11.62%	November 2032	November 2007
Umpqua Statutory Trust IV	December 2003	10,310	6,551	Floating (6)	11.64%	January 2034	January 2009
Umpqua Statutory Trust V	December 2003	10,310	6,540	Floating (6)	11.64%	March 2034	March 2009
Umpqua Master Trust I	August 2007	41,238	20,733	Floating (7)	11.69%	September 2037	September 2012
Umpqua Master Trust IB	September 2007	20,619	12,708	Floating (8)	11.65%	December 2037	December 2012

		134,024	81,766

AT AMORTIZED COST:
HB Capital Trust I	March 2000	5,310	6,357	10.875%	8.20%	March 2030	March 2010
Humboldt Bancorp Statutory Trust I	February 2001	5,155	5,916	10.200%	8.23%	February 2031	February 2011
Humboldt Bancorp Statutory Trust II	December 2001	10,310	11,405	Floating (9)	3.00%	December 2031	December 2006
Humboldt Bancorp Statutory Trust III	September 2003	27,836	30,670	Floating (10)	2.48%	September 2033	September 2008
CIB Capital Trust	November 2002	10,310	11,241	Floating (5)	3.01%	November 2032	November 2007
Western Sierra Statutory Trust I	July 2001	6,186	6,186	Floating (11)	3.85%	July 2031	July 2006
Western Sierra Statutory Trust II	December 2001	10,310	10,310	Floating (9)	3.85%	December 2031	December 2006
Western Sierra Statutory Trust III	September 2003	10,310	10,310	Floating (12)	3.18%	September 2033	September 2008
Western Sierra Statutory Trust IV	September 2003	10,310	10,310	Floating (12)	3.18%	September 2033	September 2008

		96,037	102,705

	Total	$230,061	$184,471

(1)	Includes purchase accounting adjustments, net of accumulated amortization, for junior subordinated debentures assumed in connection with previous mergers as well as fair value adjustments related to trusts recorded at fair value.
(2)	Contractual interest rate of junior subordinated debentures.
(3)	Effective interest rate based upon the carrying value as of June 2011.
(4)	Rate based on LIBOR plus 3.35%, adjusted quarterly.
(5)	Rate based on LIBOR plus 3.45%, adjusted quarterly.
(6)	Rate based on LIBOR plus 2.85%, adjusted quarterly.
(7)	Rate based on LIBOR plus 1.35%, adjusted quarterly.
(8)	Rate based on LIBOR plus 2.75%, adjusted quarterly.
(9)	Rate based on LIBOR plus 3.60%, adjusted quarterly.
(10)	Rate based on LIBOR plus 2.95%, adjusted quarterly.
(11)	Rate based on LIBOR plus 3.58%, adjusted quarterly.
(12)	Rate based on LIBOR plus 2.90%, adjusted quarterly.

The Trusts are reflected as junior subordinated debentures in the Condensed Consolidated Balance Sheets. The common stock issued by the Trusts is recorded in other assets in the Condensed Consolidated Balance Sheets, and totaled $6.9 million at June 30, 2011 and December 31, 2010.

On January 1, 2007, the Company selected the fair value measurement option for certain pre-existing junior subordinated debentures (the Umpqua Statutory Trusts). The remaining junior subordinated debentures as of the adoption date were acquired through business combinations and were measured at fair value at the time of acquisition. In 2007, the Company issued two series of trust preferred securities and elected to measure each instrument at fair value. Accounting for the junior subordinated debentures originally issued by the Company at fair value enables us to more closely align our financial performance with the economic value of those liabilities. Additionally, we believe it improves our ability to manage the market and interest rate risks associated with the junior subordinated debentures. The junior subordinated debentures measured at fair value and amortized cost are presented as separate line items on the balance sheet. The ending carrying (fair) value of the junior subordinated debentures measured at fair value represents the estimated amount that would be paid to transfer these liabilities in an orderly transaction amongst market participants under current market conditions as of the measurement date.

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

Through the first quarter of 2010 we obtained valuations from a third-party pricing service to assist with the estimation and determination of fair value of these liabilities. In these valuations, the credit risk adjusted interest spread for potential new issuances through the primary market and implied spreads of these instruments when traded as assets on the secondary market, were estimated to be significantly higher than the contractual spread of our junior subordinated debentures measured at fair value. The difference between these spreads has resulted in the cumulative gain in fair value, reducing the carrying value of these instruments as reported on our Condensed Consolidated Balance Sheets. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law which, among other things, limits the ability of certain bank holding companies to treat trust preferred security debt issuances as Tier 1 capital. This law may require many banks to raise new Tier 1 capital and is expected to effectively close the trust-preferred securities markets from offering new issuances in the future. As a result of this legislation, our third-party pricing service noted that they were no longer to able to provide reliable fair value estimates related to these liabilities given the absence of observable or comparable transactions in the market place in recent history or as anticipated into the future.

Due to inactivity in the junior subordinated debenture market and the inability to obtain observable quotes of our, or similar, junior subordinated debenture liabilities or the related trust preferred securities when traded as assets, we utilize an income approach valuation technique to determine the fair value of these liabilities using our estimation of market discount rate assumptions. The Company monitors activity in the trust preferred and related markets, to the extent available, changes related to the current and anticipated future interest rate environment, and considers our entity-specific creditworthiness, to validate the reasonableness of the credit risk adjusted spread and effective yield utilized in our discounted cash flow model. Additionally, the Company utilizes an external valuation firm to validate the reasonableness of the Company’s assessment of inputs that ultimately determines the estimated fair value of these liabilities. The Company has determined that the underlying inputs and assumptions have not materially changed since that last available third-party valuation.

Absent changes to the significant inputs utilized in the discounted cash flow model used to measure the fair value of these instruments at each reporting period, the cumulative discount for each junior subordinated debenture will reverse over time, ultimately returning the carrying values of these instruments to their notional values at their expected redemption dates, in a manner similar to the effective yield method as if these instruments were accounted for under the amortized cost method. This will result in recognizing losses on junior subordinated debentures carried at fair value on a quarterly basis within non-interest income. For the three and six months ended June 30, 2011 and 2010, we recorded a loss of $547,000 and $1.1 million and no gain and a gain of $6.1 million, respectively, resulting from the change in fair value of the junior subordinated debentures recorded at fair value. Observable activity in the junior subordinated debenture and related markets in future periods may change the effective rate used to discount these liabilities, and could result in additional fair value adjustments (gains or losses on junior subordinated debentures measured at fair value) outside the expected periodic change in fair value had the fair value assumptions remained unchanged.

As noted above, the Dodd-Frank Act limits the ability of certain bank holding companies to treat trust preferred security debt issuances as Tier 1 capital. As the Company had less than $15 billion in assets at December 31, 2009, under the Dodd-Frank Act, the Company will be able to continue to include its existing trust preferred securities, less the common stock of the Trusts, in Tier 1 capital. At June 30, 2011, the Company’s restricted core capital elements were 18% of total core capital, net of goodwill and any associated deferred tax liability.

Note 10 – Commitments and Contingencies

Lease Commitments — The Company leases 136 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term. In addition, in connection with the Nevada Security acquisition, the Company had the option to purchase one of the leased facilities, which was purchased in the second quarter of 2011.

Rent expense for the three and six months ended June 30, 2011 was $4.0 million and $8.2 million, respectively, compared to $3.8 million and $7.3 million, respectively, in the comparable periods in 2010. Rent expense was offset by rent income for the three and six months ended June 30, 2011 of $200,000 and $472,000, respectively, compared to $327,000 and $475,000, respectively, in the comparable periods in 2010.

Financial Instruments with Off-Balance-Sheet Risk — The Company’s financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank’s business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank’s commitments and contingent liabilities:

(in thousands)

As of June 30, 2011
Commitments to extend credit	$1,199,041
Commitments to extend overdrafts	$239,788
Forward sales commitments	$106,000
Standby letters of credit	$59,501
Commitments to originate loans held for sale	$67,591

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including international trade finance, commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank has not been required to perform on any financial guarantees and did not incur any losses in connection with standby letters of credit during the three and six months ended June 30, 2011 and 2010. At June 30, 2011, approximately $32.3 million of standby letters of credit expire within one year, and $27.2 million expire thereafter. Upon issuance, the Company recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. Fees are recognized ratably over the term of the standby letter of credit. The estimated fair value of guarantees associated with standby letters of credit was $256,000 as of June 30, 2011.

At June 30, 2011 and December 31, 2010, the reserve for unfunded commitments, which is included in other liabilities on the Condensed Consolidated Balance Sheets, was $988,000 and $818,000, respectively. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amount of commitments, loss experience, and economic conditions.

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

Legal Proceedings - The Bank owns 468,659 shares of Class B common stock of Visa Inc. which are convertible into Class A common stock at a conversion ratio of 0.4881 per Class A share. As of June 30, 2011, the value of the Class A shares was $84.26 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Company was $19.3 million as of June 30, 2011, and has not been reflected in the accompanying financial statements. The shares of Visa Class B common stock are restricted and may not be transferred. Visa Member Banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

In the ordinary course of business, various claims and lawsuits are brought by and against the Company, the Bank and Umpqua Investments. In the opinion of management, there is no pending or threatened proceeding in which an adverse decision could result in a material adverse change in the Company’s consolidated financial condition or results of operations.

Concentrations of Credit Risk - The Company grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington, California, and Nevada. In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 80% of the Company’s non-covered loan and lease portfolio at June 30, 2011, and 82% at December 31, 2010. Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Company’s primary market areas in particular, such as was seen with the deterioration in the residential development market since 2007, could have an adverse impact on the repayment of these loans. Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates (“MBS TBAs”) in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position. There were no counterparty default losses on forward contracts in the three and six months ended June 30, 2011 and 2010. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At June 30, 2011, the Bank had commitments to originate mortgage loans held for sale totaling $67.6 million and forward sales commitments of $106.0 million.

The Company’s mortgage banking derivative instruments do not have specific credit risk-related contingent features. The forward sales commitments do have contingent features that may require transferring collateral to the broker/dealers upon their request. However, this amount would be limited to the net unsecured loss exposure at such point in time and would not materially affect the Company’s liquidity or results of operations.

Effective in the second quarter of 2011, the Bank began executing interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of June 30, 2011, the Bank had 12 interest rate swaps with an aggregate notional amount of $86.3 million related to this program. During the three months ended June 30, 2011, the Bank recognized a net gain of $85,000 related to changes in the fair value of these swaps.

In connection with the interest rate swap program with commercial customers, the Bank has agreements with its derivative counterparties that contain a provision where if the Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Bank could also be declared in default on its derivative obligations.

The Bank also has agreements with its derivative counterparties that contain a provision where if the Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations under the agreements. Similarly, the Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as if Bank were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels.

As of June 30, 2011 the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.4 million. The Bank has minimum collateral posting thresholds with certain of its derivative counterparties, and has been required to post collateral against its obligations under these agreements of $1.3 million as of June 30, 2011. If the Bank had breached any of these provisions at June 30, 2011, it could have been required to settle its obligations under the agreements at the termination value.

The following tables summarize the types of derivatives, separately by assets and liabilities, their locations on the Condensed Consolidated Balance Sheets, and the fair values of such derivatives as of June 30, 2011 and December 31, 2010:

(in thousands)

Derivatives not designated as hedging instrument	Balance Sheet Location	Asset Derivatives		Liability Derivatives
		June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Interest rate lock commitments	Other assets/Other liabilities	$319	$306	$91	$170
Interest rate forward sales commitments	Other assets/Other liabilities	272	754	124	191
Interest rate swaps	Other assets/Other liabilities	1,388	-	1,303	-

Total		$1,979	$1,060	$1,518	$361

The following table summarizes the types of derivatives, their locations within the Condensed Consolidated Statements of Operations, and the gains (losses) recorded during the three and six months ended June 30, 2011 and 2010:

(in thousands)

Derivatives not designated as hedging instrument	Income Statement Location	Three months ended June 30,		Six months ended June 30,
		2011	2010	2011	2010
Interest rate lock commitments	Mortgage banking revenue	$(18)	$1,040	$92	$1,207
Interest rate forward sales commitments	Mortgage banking revenue	(2,180)	(3,517)	(1,983)	(4,349)
Interest rate swaps	Other income	85	-	85	-

Total		$(2,113)	$(2,477)	$(1,806)	$(3,142)

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

Stock-Based Compensation

The compensation cost related to stock options, restricted stock and restricted stock units (included in salaries and employee benefits) was $868,000 and $2.0 million for the three and six months ended June 30, 2011, respectively, as compared to $799,000 and $1.4 million for the three and six months ended June 30, 2010, respectively. The total income tax benefit recognized related to stock-based compensation was $347,000 and $795,000 for the three and six months ended June 30, 2011, respectively, as compared to $320,000 and $570,000 for the comparable periods in 2010, respectively.

On June 17, 2011, the Company’s Compensation Committee modified restricted stock awards and option grants that were issued to fourteen executive officers on January 31, 2011, as follows:

•	Added performance vesting conditions linking total shareholder return, compared to the return of a regional bank stock total return index;

•	Awards will cliff vest after three years instead of time vest over a four year period, but only to the extent that the performance conditions are met; and

•

The modified grants will vest in whole or in part only if total shareholder return achieves specified targets, subject to prorated vesting upon death, disability, qualifying retirement, termination for good reason or a change of control.

As a result of the modification, there was no incremental compensation cost.

The following table summarizes information about stock option activity for the six months ended June 30, 2011:

(in thousands, except per share data)

	Six months ended June 30, 2011
	Options Outstanding	Weighted-Avg Exercise Price	Weighted-Avg Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, beginning of period	2,067	$14.82
Granted	237	$11.01
Exercised	(40)	$7.67
Forfeited/expired	(87)	$15.62

Balance, end of period	2,177	$14.50	6.00	$1,692

Options exercisable, end of period	1,284	$16.36	4.22	$1,288

The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of options exercised during the three and six months ended June 30, 2011 was $32,000 and $147,000, respectively. This compared to the total intrinsic value of options exercised during the three and six months ended June 30, 2010 of $93,000 and $382,000, respectively. During the three and six months ended June 30, 2011, the amount of cash received from the exercise of stock options was $97,000 and $309,000, respectively, as compared to $153,000 and $917,000 for the same periods in 2010, respectively.

The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. The following weighted average assumptions were used for stock options granted in the six months ended June 30, 2011 and 2010:

	Six months ended June 30,
	2011	2010
Dividend yield	2.79%	2.73%
Expected life (years)	7.1	7.1
Expected volatility	52%	52%
Risk-free rate	2.71%	3.04%
Weighted average fair value of options on date of grant	$4.65	$5.18

The Company grants restricted stock periodically as a part of the 2003 Stock Incentive Plan for the benefit of employees. Restricted shares issued generally vest on an annual basis over five years. A deferred restricted stock award was granted to an executive in the second quarter of 2007. That award is now fully vested. The Company will issue certificates for the vested award within the seventh month following termination of the executive’s employment. The following table summarizes information about nonvested restricted share activity for the six months ended June 30, 2011:

(in thousands, except per share data)

	Six months ended June 30, 2011
	Restricted Shares Outstanding	Weighted Average Grant Date Fair Value
Balance, beginning of period	401	$15.29
Granted	279	$11.02
Released	(68)	$18.57
Forfeited/expired	(13)	$13.31

Balance, end of period	599	$12.98

The total fair value of restricted shares vested and released during the three and six months ended June 30, 2011 was $114,000 and $765,000, respectively. This compares to the total fair value of restricted shares vested and released during the three and six months ended June 30, 2010 of $51,000 and $538,000, respectively.

The Company grants restricted stock units as a part of the 2007 Long Term Incentive Plan for the benefit of certain executive officers. Restricted stock unit grants are subject to performance-based vesting as well as other approved vesting conditions. The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the performance and service conditions set forth in the grant agreements. The following table summarizes information about restricted stock unit activity for the six months ended June 30, 2011:

(in thousands, except per share data)

	Six months ended June 30, 2011
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance, beginning of period	225	$11.13
Granted	105	$10.42
Released	(63)	$14.33
Forfeited/expired	(48)	$14.33

Balance, end of period	219	$9.17

No restricted stock units were vested and released during the three months ended June 30, 2010. The total fair value of restricted stock units vested and released during the six months ended June 30, 2011 was $677,000. This compares to the total fair value of restricted stock units vested and released during the three and six months ended June 30, 2010 of none and $213,000, respectively.

As of June 30, 2011, there was $3.2 million of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a weighted-average period of 2.9 years. As of June 30, 2011, there was $4.6 million of total unrecognized compensation cost related to nonvested restricted stock which is expected to be recognized over a weighted-average period of 3.0 years. As of June 30, 2011, there was $1.0 million of total unrecognized compensation cost related to nonvested restricted stock units which is expected to be recognized over a weighted-average period of 1.6 years, assuming expected performance conditions are met.

For the three and six months ended June 30, 2011, the Company received income tax benefits of $58,000 and $633,000, respectively, related to the exercise of non-qualified employee stock options, disqualifying dispositions on the exercise of incentive stock options, the vesting of restricted shares and the vesting of restricted stock units. For the three and six months ended June 30, 2010, the Company received income tax benefits of $54,000 and $380,000, respectively. In the six months ended June 30, 2011, the Company had net tax deficiencies (tax deficiency resulting from tax deductions less than the compensation cost recognized) of $251,000, compared to net tax deficiencies of $205,000 for the six months ended June 30, 2010. Only cash flows from gross excess tax benefits are classified as financing cash flows.

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

The Company recorded a reduction in its liability for unrecognized tax benefits relating to temporary differences settled during audit in 2010. The Company had gross unrecognized tax benefits relating to California tax incentives of $555,000 recorded as of June 30, 2011. If recognized, the unrecognized tax benefit would reduce the 2011 annual effective tax rate by 0.4%. During the first six months of 2011, the Company recognized an expense of $6,000 in interest relating to its liability for unrecognized tax benefits during the same period. Interest expense is reported by the Company as a component of tax expense. As of June 30, 2011, the accrued interest related to unrecognized tax benefits is $177,000.

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

The following is a computation of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2011 and 2010:

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
NUMERATORS:
Net income	$17,785	$3,463	$31,252	$11,977
Less:
Preferred stock dividends	-	-	-	12,192
Dividends and undistributed earnings allocated to participating securities (1)	86	16	148	31

Net earnings (loss) available to common shareholders	$17,699	$3,447	$31,104	$(246)

DENOMINATORS:
Weighted average number of common shares outstanding - basic	114,611	110,135	114,593	101,205
Effect of potentially dilutive common shares (2)	174	220	203	230
Preferred convertible stock	-	4,378	-	-

Weighted average number of common shares outstanding - diluted	114,785	114,733	114,796	101,435

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.15	$0.03	$0.27	$-
Diluted	$0.15	$0.03	$0.27	$-

(1)	Represents dividends paid and undistributed earnings allocated to nonvested restricted stock awards.
(2)	Represents the effect of the assumed exercise of warrants, assumed exercise of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units, based on the treasury stock method.

The following table presents the weighted average outstanding securities that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive for the three and six months ended June 30, 2011 and 2010.

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Stock options	1,859	1,287	1,833	1,233
CPP warrant	-	-	-	552
Non-participating, nonvested restricted shares	-	10	-	11
Restricted stock units	-	-	-	-

	1,859	1,297	1,833	1,796

Note 15 – Segment Information

The Company operates three primary segments: Community Banking, Mortgage Banking and Wealth Management. The Community Banking segment’s principal business focus is the offering of loan and deposit products to business and retail customers in its primary market areas. As of June 30, 2011, the Community Banking segment operated 184 locations throughout Oregon, Northern California, Washington, and Nevada.

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

Summarized financial information concerning the Company’s reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

Segment Information

(in thousands)

	Three Months Ended June 30, 2011
	Community Banking	Wealth Management	Mortgage Banking	Consolidated
Interest income	$121,953	$3,304	$3,160	$128,417
Interest expense	18,019	465	572	19,056

Net interest income	103,934	2,839	2,588	109,361
Provision for non-covered loan and lease losses	15,459	-	-	15,459
Provision for covered loan and lease losses	3,755	-	-	3,755
Non-interest income	11,092	3,671	4,864	19,627
Non-interest expense	74,952	3,941	4,314	83,207

Income before income taxes	20,860	2,569	3,138	26,567
Provision for income taxes	6,381	1,146	1,255	8,782

Net income	14,479	1,423	1,883	17,785
Dividends and undistributed earnings allocated to participating securities	86	-	-	86

Net earnings available to common shareholders	$14,393	$1,423	$1,883	$17,699

	Six Months Ended June 30, 2011
	Community Banking	Wealth Management	Mortgage Banking	Consolidated
Interest income	$241,010	$5,771	$6,528	$253,309
Interest expense	36,831	1,045	1,170	39,046

Net interest income	204,179	4,726	5,358	214,263
Provision for non-covered loan losses	30,489	-	-	30,489
Provision for covered loan losses	11,023	-	-	11,023
Non-interest income	23,768	7,267	10,177	41,212
Non-interest expense	150,711	8,043	8,654	167,408

Income before income taxes	35,724	3,950	6,881	46,555
Provision for income taxes	11,174	1,377	2,752	15,303

Net income	24,550	2,573	4,129	31,252
Dividends and undistributed earnings allocated to participating securities	148	-	-	148

Net earnings available to common shareholders	$24,402	$2,573	$4,129	$31,104

	Three Months Ended June 30, 2010
	Community Banking	Wealth Management	Mortgage Banking	Consolidated

Interest income	$110,109	$2,427	$3,068	$115,604
Interest expense	22,360	307	637	23,304

Net interest income	87,749	2,120	2,431	92,300
Provision for non-covered loan and lease losses	29,767	-	-	29,767
Provision for covered loan and lease losses	-	-	-	-
Non-interest income	11,771	3,540	3,252	18,563
Non-interest expense	67,332	4,087	3,414	74,833

Income (loss) before income taxes	2,421	1,573	2,269	6,263
Provision (benefit from) for income taxes	1,374	519	907	2,800

Net income (loss)	1,047	1,054	1,362	3,463
Preferred stock dividends	-	-	-	-
Dividends and undistributed earnings allocated to participating securities	16	-	-	16

Net earnings (loss) available to common shareholders	$1,031	$1,054	$1,362	$3,447

	Six Months Ended June 30, 2010
	Community Banking	Wealth Management	Mortgage Banking	Consolidated

Interest income	$214,209	$4,821	$5,943	$224,973
Interest expense	43,687	602	1,332	45,621

Net interest income	170,522	4,219	4,611	179,352
Provision for non-covered loan losses	71,873	-	-	71,873
Provision for covered loan losses	-	-	-	-
Non-interest income	35,218	6,631	6,761	48,610
Non-interest expense	130,362	7,863	6,479	144,704

Income (loss) before income taxes	3,505	2,987	4,893	11,385
(Benefit from) provision for income taxes	(3,504)	955	1,957	(592)

Net income (loss)	7,009	2,032	2,936	11,977
Preferred stock dividends	12,192	-	-	12,192
Dividends and undistributed earnings allocated to participating securities	31	-	-	31

Net (loss) earnings available to common shareholders	$(5,214)	$2,032	$2,936	$(246)

	June 30, 2011
	Community Banking	Wealth Management	Mortgage Banking	Consolidated

Total assets	$11,092,529	$48,885	$318,278	$11,459,692
Total loans and leases (covered and non-covered)	$6,161,711	$34,514	$238,004	$6,434,229
Total deposits	$8,859,870	$267,037	$19,505	$9,146,412

	December 31, 2010
	Community Banking	Wealth Management	Mortgage Banking	Consolidated

Total assets	$11,314,681	$37,757	$316,272	$11,668,710
Total loans and leases (covered and non-covered)	$6,198,532	$23,631	$222,722	$6,444,885
Total deposits	$9,160,058	$262,148	$11,599	$9,433,805

Note 16 – Fair Value Measurement

The following table presents estimated fair values of the Company’s financial instruments as of June 30, 2011 and December 31, 2010, whether or not recognized or recorded at fair value in the Condensed Consolidated Balance Sheets:

(in thousands)

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$615,882	$615,882	$1,004,125	$1,004,125
Trading securities	2,522	2,522	3,024	3,024
Securities available for sale	3,177,460	3,177,460	2,919,180	2,919,180
Securities held to maturity	5,553	5,733	4,762	4,774
Loans held for sale	60,416	60,416	75,626	75,626
Non-covered loans and leases, net	5,637,758	5,691,951	5,557,066	5,767,506
Covered loans and leases, net	698,676	783,045	785,898	893,682
Restricted equity securities	32,839	32,839	34,475	34,475
Mortgage servicing rights	16,350	16,350	14,454	14,454
Bank owned life insurance assets	91,169	91,169	90,161	90,161
FDIC indemnification asset	116,928	63,211	146,413	90,011
Derivatives	1,979	1,979	1,060	1,060
Visa Class B common stock	-	18,311	-	15,987

FINANCIAL LIABILITIES:
Deposits	$9,146,412	$9,149,607	$9,433,805	$9,464,406
Securities sold under agreements to repurchase	120,889	120,889	73,759	73,759
Term debt	256,719	278,406	262,760	282,127
Junior subordinated debentures, at fair value	81,766	81,766	80,688	80,688
Junior subordinated debentures, at amortized cost	102,705	66,799	102,866	65,771
Derivatives	1,518	1,518	361	361

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

(in thousands)

	Fair Value at June 30, 2011
Description	Total	Level 1	Level 2	Level 3
Trading securities
Obligations of states and political subdivisions	$501	$501	$-	$-
Equity securities	1,926	1,926	-	-
Other investments securities(1)	95	95	-	-
Available for sale securities
U.S. Treasury and agencies	118,953	-	118,953	-
Obligations of states and political subdivisions	222,898	-	222,898	-
Residential mortgage-backed securities and collateralized mortgage obligations	2,833,429	-	2,833,429	-
Other debt securities	150	-	150	-
Investments in mutual funds and other equity securities	2,030	-	2,030	-
Mortgage servicing rights, at fair value	16,350	-	-	16,350
Derivatives	1,979	-	1,979	-

Total assets measured at fair value	$3,198,311	$2,522	$3,179,439	$16,350

Junior subordinated debentures, at fair value	81,766	-	-	81,766
Derivatives	1,518	-	1,518	-

Total liabilities measured at fair value	$83,284	$-	$1,518	$81,766

(in thousands)

	Fair Value at December 31, 2010
Description	Total	Level 1	Level 2	Level 3
Trading securities
Obligations of states and political subdivisions	$1,282	$1,282	$-	$-
Equity securities	1,645	1,645	-	-
Other investments securities(1)	97	97	-	-
Available for sale securities
U.S. Treasury and agencies	118,789	-	118,789	-
Obligations of states and political subdivisions	216,726	-	216,726	-
Residential mortgage-backed securities and collateralized mortgage obligations	2,581,504	-	2,581,504	-
Other debt securities	152	-	152	-
Investments in mutual funds and other equity securities	2,009	-	2,009	-
Mortgage servicing rights, at fair value	14,454	-	-	14,454
Derivatives	1,060	-	1,060	-

Total assets measured at fair value	$2,937,718	$3,024	$2,920,240	$14,454

Junior subordinated debentures, at fair value	$80,688	$-	$-	$80,688
Derivatives	361	-	361	-

Total liabilities measured at fair value	$81,049	$-	$361	$80,688

(1)	Principally represents U.S. Treasury and agencies or residential mortgage-backed securities issued or guaranteed by governmental agencies.

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

Covered Loans and Leases - Covered loans are initially measured at their estimated fair value on their date of acquisition as described in Note 6. Subsequent to acquisition, the fair value of covered loans is measured using the same methodology as that of non-covered loans.

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

FDIC Indemnification Asset -The FDIC indemnification asset is calculated as the expected future cash flows under the loss-share agreement discounted by a rate reflective of the creditworthiness of the FDIC as would be required from the market.

Visa Class B Common Stock - The fair value of Visa Class B common stock is estimated by applying a 5% discount to the value of the unredeemed Class A equivalent shares. The discount primarily represents the risk related to the further potential reduction of the conversion ratio between Class B and Class A shares and a liquidity risk premium.

Deposits - The fair value of deposits with no stated maturity, such as non-interest bearing deposits, savings and interest checking accounts, and money market accounts, is equal to the amount payable on demand as of June 30, 2011 and December 31, 2010. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2011 and 2010.

(in thousands)

Three months ended June 30,	Beginning Balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending Balance	Net change in unrealized gains or (losses) relating to items held at end of period
2011
Mortgage servicing rights	$15,605	$(328)	$1,073	$-	$16,350	$(45)
Junior subordinated debentures	81,220	1,523	-	(977)	81,766	1,523
2010
Mortgage servicing rights	$13,628	$(1,671)	$938	$-	$12,895	$(1,368)
Junior subordinated debentures	79,563	984	-	(957)	79,590	984

(in thousands)

Six months ended June 30,	Beginning Balance	Change included in earnings	Purchases, issuances and settlements	Sales and settlements	Ending Balance	Net change in unrealized gains or (losses) relating to items held at end of period
2011
Mortgage servicing rights	$14,454	$(511)	$2,407	$-	$16,350	$79
Junior subordinated debentures	80,688	3,033	-	(1,955)	81,766	3,033
2010
Mortgage servicing rights	$12,625	$(1,800)	$2,070	$-	$12,895	$(1,263)
Junior subordinated debentures	85,666	(4,150)	-	(1,926)	79,590	(4,150)

Gains (losses) on mortgage servicing rights carried at fair value are recorded in mortgage banking revenue within other non-interest income. Gains (losses) on junior subordinated debentures carried at fair value within other non-interest income. The contractual interest expense on the junior subordinated debentures is recorded on an accrual basis as interest on junior subordinated debentures within interest expense. Settlements related to the junior subordinated debentures represent the payment of accrued interest that is embedded in the fair value of these liabilities.

Management believes that the credit risk adjusted spread being utilized is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt, and not as a result of changes to our entity-specific credit risk. The widening of the credit risk adjusted spread above the Company’s contractual spreads has primarily contributed to the positive fair value adjustments. Future contractions in the credit risk adjusted spread relative to the spread currently utilized to measure the Company’s junior subordinated debentures at fair value as of June 30, 2011, or the passage of time, will result in negative fair value adjustments. Generally, an increase in the credit risk adjusted spread and/or a decrease in the three month LIBOR swap curve will result in positive fair value adjustments. Conversely, a decrease in the credit risk adjusted spread and/or an increase in the three month LIBOR swap curve will result in negative fair value adjustments.

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

(in thousands)

	June 30, 2011
Description	Total	Level 1	Level 2	Level 3
Investment securities, held to maturity
Residential mortgage-backed securities and collateralized mortgage obligations	$217	$-	$-	$217
Non-covered loans and leases	51,968	-	-	51,968
Non-covered other real estate owned	7,270	-	-	7,270
Covered other real estate owned	5,963	-	-	5,963

	$65,418	$-	$-	$65,418

	December 31, 2010
Description	Total	Level 1	Level 2	Level 3
Investment securities, held to maturity
Residential mortgage-backed securities and collateralized mortgage obligations	$1,226	$-	$-	$1,226
Non-covered loans and leases	74,639	-	-	74,639
Non-covered other real estate owned	7,958	-	-	7,958
Covered other real estate owned	8,708			8,708

	$92,531	$-	$-	$92,531

The following table presents the losses resulting from nonrecurring fair value adjustments for the three and six months ended June 30, 2011 and 2010:

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Investment securities, held to maturity
Residential mortgage-backed securities and collateralized mortgage obligations	$47	$-	$72	$289
Non-covered loans and leases	17,278	31,449	33,194	64,589
Non-covered other real estate owned	3,388	814	5,518	1,721
Covered other real estate owned	665	-	1,921	-

Total loss from nonrecurring measurements	$21,378	$32,263	$40,705	$66,599

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

•

the impact of the Dodd-Frank Act on the Company’s interchange fee revenue, interest expense, FDIC deposit insurance assessments and regulatory compliance expenses, which include the following adopted final rules:

•

Effective October 1, 2011, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is the sum of $0.21 per transaction plus 5 basis points multiplied by the value of the transaction. The rule allows for an upward adjustment of no more than $0.01 if the issuer develops and implements policies and procedures reasonably designed to achieve fraud-prevention standards. This represents an approximate 50% decrease in interchange revenue on an average transaction.

•	Effective July 21, 2011, Regulation Q, which prohibited the payment of interest on demand deposit account, was repealed and we anticipate that this will result in increased interest expense.

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

We are considered one of the most innovative community banks in the United States, with a strategy that combines a retail product delivery approach with an emphasis on quality-assured personal service. The Bank has evolved from a traditional community bank into a community-oriented financial services retailer by implementing a variety of retail marketing strategies to increase revenue and differentiate ourselves from our competition.

Umpqua Investments is a registered broker-dealer and investment advisor with offices in Portland, Lake Oswego, and Medford, Oregon, Santa Rosa, California, and in many Umpqua Bank stores. The firm is one of the oldest investment companies in the Northwest and is active in many community events. Umpqua Investments offers a full range of investment products and services including: stocks, fixed income securities (municipal, corporate, and government bonds, CDs, and money market instruments), mutual funds, annuities, options, retirement planning, money management services, and life insurance.

Executive Overview

Significant items for the second quarter of 2011 were as follows:

•

Net earnings available to common shareholders per diluted common share were $0.15 and $0.27 for the three and six months ended June 30, 2011, as compared to net earnings available to common shareholders per diluted common share of $0.03 and $0.00 for the three and six months ended June 30, 2010. Operating earnings per diluted common share, defined as earnings available to common shareholders before net gains or losses on junior subordinated debentures carried at fair value, net of tax, bargain purchase gains, net of tax, and merger related expenses, net of tax, divided by the same diluted share total used in determining diluted earnings per common share, was $0.16 and $0.28 for the three and six months ended June 30, 2011, as compared to operating earnings (loss) per diluted common share of $0.04 and $(0.05) for the three and six months ended June 30, 2010. Operating earnings (loss) per diluted share is considered a “non-GAAP” financial measure. More information regarding this measurement and reconciliation to the comparable GAAP measurement is provided under the heading Results of Operations - Overview below.

•

Net interest margin, on a tax equivalent basis, increased to 4.32% and 4.25% for the three and six months ended June 30, 2011, compared to 4.05% and 4.05% for the same periods a year ago. The increase in net interest margin resulted from investment of excess interest bearing cash into the investment portfolio, increasing covered loans outstanding, increased yields on the covered loan portfolio, and declining costs of interest bearing deposits, partially offset by a decline in non-covered loans outstanding.

•

The provision for non-covered loan and lease losses was $15.5 million and $30.5 million for the three and six months ended June 30, 2011, as compared to the $29.8 million and $71.9 million recognized for the three and six months ended June 30, 2010. This resulted from a decrease in net charge-offs and non-performing loans.

•

Mortgage banking revenue was $4.8 million and $10.1 million for the three and six months ended June 30, 2011, compared to $3.2 million and $6.7 million for the three and six months ended June 30, 2010. Closed mortgage volume increased 29% in the current year-to-date over the prior year same period due to an increase in purchase and refinancing activity.

•

Total gross non-covered loans and leases were $5.7 billion as of June 30, 2011, an increase of $76.6 million as compared to December 31, 2010. This increase is principally attributable to loan production, primarily related to the commercial and industrial segment of the portfolio, offset by charge-offs and transfers to other real estate owned during the period.

•

Total deposits were $9.1 billion as of June 30, 2011, a decrease of $287.4 million, or 3%, as compared to December 31, 2010. Despite the decline in total deposits, non-interest bearing deposits increased $117.0 million, or 7%, as compared to December 31, 2010.

•

Total consolidated assets were $11.5 billion as of June 30, 2011, representing a decrease from the $11.7 billion at December 31, 2010. The decrease is attributable to the decrease in total loans and total deposits.

•

Non-covered, non-performing assets decreased to $157.4 million, or 1.37% of total assets, as of June 30, 2011, as compared to $178.0 million, or 1.53% of total assets, as of December 31, 2010. Non-covered, non-performing loans decreased to $123.0 million, or 2.14% of total non-covered loans, as of June 30, 2011, as compared to $145.2 million, or 2.57% of total non-covered loans as of December 31, 2010. Non-accrual loans have been written-down to their estimated net realizable values.

•

Net charge-offs on non-covered loans were $15.5 million for the three months ended June 30, 2011, or 1.10% of average non-covered loans and leases (annualized), as compared to net charge-offs of $26.6 million, or 1.84% of average non-covered loans and leases (annualized), for the three months ended June 30, 2010. Net charge-offs on non-covered loans were $34.6 million for the six months ended June 30, 2011, or 1.24% of average non-covered loans and leases (annualized), as compared to net charge-offs of $65.6 million, or 2.26% of average non-covered loans and leases (annualized), for the six months ended June 30, 2010.

•	Total risk based capital decreased to 17.48% as of June 30, 2011, compared to 17.62% as of December 31, 2010, due to the increase in risk-weighted assets during the quarter.

•	Cash dividends declared in the second quarter of 2011 were $0.05 per common share, consistent with the amounts declared since the fourth quarter of 2008.

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

Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

The Bank performs regular credit reviews of the loan and lease portfolio to determine the credit quality and adherence to underwriting standards. When loans and leases are originated, they are assigned a risk rating that is reassessed periodically during the term of the loan through the credit review process. Consumer and residential loan portfolios are reviewed monthly for their performance as a pool of loans, since no single loan is individually significant or judged by its risk rating, size or potential risk of loss. In contrast, the monitoring process for the commercial and commercial real estate portfolios includes periodic reviews of individual loans with risk ratings assigned to each loan and performance judged on a loan by loan basis. The Company’s risk rating methodology assigns risk ratings ranging from 1 to 10, where a higher rating represents higher risk. The 10 risk rating categories are a primary factor in determining an appropriate amount for the allowance for loan and lease losses. The Bank has a management ALLL Committee, which is responsible for, among other things, regularly reviewing the ALLL methodology, including loss factors, and ensuring that it is designed and applied in accordance with generally accepted accounting principles. The ALLL Committee reviews and approves loans and leases recommended for impaired status. The ALLL Committee also approves removing loans and leases from impaired status. The Bank’s Audit and Compliance Committee provides board oversight of the ALLL process and reviews and approves the ALLL methodology on a quarterly basis.

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

Management believes that the ALLL was adequate as of June 30, 2011. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 80% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses.

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

Valuation of Goodwill and Intangible Assets

At June 30, 2011, we had $679.7 million in goodwill and other intangible assets as a result of business combinations. Goodwill and other intangible assets with indefinite lives are not amortized but instead are periodically tested for impairment. Management performs an impairment analysis for the intangible assets with indefinite lives on an annual basis as of December 31. Additionally, goodwill and other intangible assets with indefinite lives are evaluated on an interim basis when events or circumstance indicate impairment potentially exists. The impairment analysis requires management to make subjective judgments. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures, technology, changes in discount rates and specific industry and market conditions. There can be no assurance that changes in circumstances, estimates or assumption may result in additional impairment of all, or some portion of, goodwill.

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

In April 2011, the FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements. The Update amends existing guidance to remove from the assessment of effective control, the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and, as well, the collateral maintenance implementation guidance related to that criterion. ASU No. 2011-02 is effective for the Company’s reporting period beginning on or after December 15, 2011. The guidance applies prospectively to transactions or modification of existing transactions that occur on or after the effective date and early adoption is not permitted. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The Update amends existing guidance regarding the highest and best use and valuation premise by clarifying these concepts are only applicable to measuring the fair value of nonfinancial assets. The Update also clarifies that the fair value measurement of financial assets and financial liabilities which have offsetting market risks or counterparty credit risks that are managed on a portfolio basis, when several criteria are met, can be measured at the net risk position. Additional disclosures about Level 3 fair value measurements are required including a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation process in place, and discussion of the sensitivity of fair value changes in unobservable inputs and interrelationships about those inputs as well disclosure of the level of the fair value of items that are not measured at fair value in the financial statements but disclosure of fair value is required. The provisions of ASU No. 2011-04 are effective for the Company’s reporting period beginning after December 15, 2011 and should be applied prospectively. The Company is currently evaluating the impact of this ASU and does not expect it to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The Update amends current guidance to allow a company the option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions do not change the items that must be reported in other comprehensive income or when an item of other comprehensive must to reclassified to net income. The amendments do not change the option for a company to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense (benefit) related to the total of other comprehensive income items. The amendments do not affect how earnings per share is calculated or presented. The provisions of ASU No. 2011-05 are effective for the Company’s reporting period beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted and there are no required transition disclosures. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

RESULTS OF OPERATIONS

OVERVIEW

For the three months ended June 30, 2011, net earnings available to common shareholders were $17.7 million, or $0.15 per diluted common share, as compared to net earnings available to common shareholders of $3.4 million, or $0.03 per diluted common share, for the three months ended June 30, 2010. For the six months ended June 30, 2011, net earnings available to common shareholders was $31.1 million or $0.27 per diluted common share, as compared to net loss available to common shareholders of $246,000, or no loss per diluted common share, for the six months ended June 30, 2010.

The increase in net earnings for the three months ended June 30, 2011 compared to the same period of the prior year is principally attributable to increased net interest income, decreased provision for non-covered loan losses, and increased non-interest income, partially offset by increased non-interest expense. The increase in net income for the six months ended June 30, 2010 compared to the same period of the prior year is principally attributable to increased net interest income and decreased provision for non-covered loan losses, partially offset by decreased non-interest income and increased non-interest expense. Non-interest income includes a bargain purchase gain on acquisition in the six months ended June 30, 2010 of $6.4 million relating to the acquisition of Evergreen. We assumed certain assets and liabilities of Evergreen, Rainier, and Nevada Security on January 22, 2010, February 26, 2010, and June 18, 2010, respectively, and the results of the acquired operations are included in our financial results starting on January 23, 2010, February 27, 2010, and June 19, 2010, respectively.

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

The following table provides the reconciliation of earnings (loss) available to common shareholders (GAAP) to operating earnings (loss) (non-GAAP), and earnings (loss) per diluted common share (GAAP) to operating earnings (loss) per diluted share (non-GAAP) for the three and six months ended June 30, 2011 and 2010:

Reconciliation of Net Earnings (Loss) Available to Common Shareholders to Operating Earnings (Loss)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net earnings (loss) available to common shareholders	$17,699	$3,447	$31,104	$(246)
Adjustments:
Net loss (gain) on junior subordinated debentures carried at fair value, net of tax	328	-	653	(3,653)
Bargain purchase gain on acquisitions, net of tax	-	-	-	(3,862)
Merger-related expenses, net of tax	43	1,301	151	2,444

Operating earnings (loss)	$18,070	$4,748	$31,908	$(5,317)

Per diluted share:
Net earnings (loss) available to common shareholders	$0.15	$0.03	$0.27	$-
Adjustments:
Net loss (gain) on junior subordinated debentures carried at fair value, net of tax	0.01	-	0.01	(0.03)
Bargain purchase gain on acquisitions, net of tax	-	-	-	(0.04)
Merger-related expenses, net of tax	-	0.01	-	0.02

Operating earnings (loss)	$0.16	$0.04	$0.28	$(0.05)

The following table presents the returns on average assets, average common shareholders’ equity and average tangible common shareholders’ equity for the three and six months ended June 30, 2011 and 2010. For each of the periods presented, the table includes the calculated ratios based on reported net earnings (loss) available to common shareholders and operating income (loss) as shown in the table above. Our return on average common shareholders’ equity is negatively impacted as the result of capital required to support goodwill. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger-related intangible assets, we believe it beneficial to also consider the return on average tangible common shareholders’ equity. The return on average tangible common shareholders’ equity is calculated by dividing net earnings (loss) available to common shareholders by average shareholders’ common equity less average goodwill and intangible assets, net (excluding MSRs). The return on average tangible common shareholders’ equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders’ equity.

Return on Average Assets, Common Shareholders’ Equity and Tangible Common Shareholders’ Equity

(dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Returns on average assets:
Net earnings (loss) available to common shareholders	0.62%	0.13%	0.54%	0.00%
Operating earnings (loss)	0.63%	0.18%	0.56%	-0.10%

Returns on average common shareholders’ equity:
Net earnings (loss) available to common shareholders	4.25%	0.86%	3.78%	-0.03%
Operating earnings (loss)	4.34%	1.18%	3.88%	-0.71%

Returns on average tangible common shareholders’ equity:
Net earnings (loss) available to common shareholders	7.17%	1.49%	6.41%	-0.06%
Operating earnings (loss)	7.32%	2.05%	6.57%	-1.26%

Calculation of average common tangible shareholders’ equity:
Average common shareholders’ equity	$1,669,942	$1,607,661	$1,659,864	$1,517,797
Less: average goodwill and other intangible assets, net	(680,202)	(677,739)	(680,845)	(665,825)

Average tangible common shareholders’ equity	$989,740	$929,922	$979,019	$851,972

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

The following table provides a reconciliation of ending shareholders’ equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of June 30, 2011 and December 31, 2010:

Reconciliations of Total Shareholders’ Equity to Tangible Common Shareholders’ Equity and Total Assets to Tangible Assets

(dollars in thousands)

	June 30, 2011	December 31, 2010
Total shareholders’ equity	$1,674,321	$1,642,574
Subtract:
Goodwill and other intangible assets, net	679,671	681,969

Tangible common shareholders’ equity	$994,650	$960,605

Total assets	$11,459,692	$11,668,710
Subtract:
Goodwill and other intangible assets, net	679,671	681,969

Tangible assets	$10,780,021	$10,986,741

Tangible common equity ratio	9.23%	8.74%

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although we believe these non-GAAP financial measure are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

NET INTEREST INCOME

Net interest income is the largest source of our operating income. Net interest income for the three months ended June 30, 2011 was $109.4 million, an increase of $17.1 million or 18% compared to the same period in 2010. Net interest income for the six months ended June 30, 2011 was $214.3 million, an increase of $34.9 million or 19% compared to the same period in 2010. The results for the three and six months ended June 30, 2011 as compared to the same periods in 2010 are attributable to growth in outstanding average interest-earning assets, primarily covered loans and investment securities, and an increase in net interest margin, partially offset by a decrease in non-covered loans and an increase in interest-bearing liabilities. In addition to organic growth, the FDIC-assisted purchase and assumption of certain assets and liabilities of Evergreen, Rainier, and Nevada Security, which were completed on January 22, 2010, February 26, 2010, and June 18, 2010, respectively, contributed to the increase in interest-earning assets and interest-bearing liabilities in the three and six months ended June 30, 2011 over the same period in 2010.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax equivalent basis was 4.32% for the three months ended June 30, 2011, an increase of 27 basis points as compared to the same period in 2010. The net interest margin on a fully tax-equivalent basis was 4.25% for the six months ended June 30, 2011, an increase of 20 basis points as compared to the same period in 2010. The increase in net interest margin for the three and six months ended June 30, 2011 as compared to the same periods in the prior year primarily resulted from investing excess interest earning cash into the investment portfolio, an increase in covered loans outstanding, increased yield on the covered loan portfolio as a result of payoffs ahead of expectations and declining costs of interest-bearing deposits, partially offset by an increase in interest and fee income reversals on non-covered, non-accrual loans, a decline in non-covered loans outstanding and an increase in interest-bearing liabilities.

Loan disposal related activities within the covered loan portfolio, either through loans being paid off in full or transferred to other real estate owned (“OREO”), result in gains within covered loan interest income to the extent assets received in satisfaction of debt (such as cash or the net realizable value of OREO received) exceeds the allocated carrying value of the loan disposed of from the pool. Loan disposal activities contributed $6.7 million and $14.9 million of interest income for the three and six months ended June 30, 2011. No loan disposal gains were recognized during the three and six months ended June 30, 2010. While dispositions of covered loans positively impact net interest margin, we recognize a corresponding decrease to the change in FDIC indemnification asset at the incremental loss-sharing rate within other non-interest income. Net interest income for the three and six months ended June 30, 2011 was negatively impacted by the $0.5 million and $1.8 million reversal of interest and fee income on non-covered, non-accrual loans, as compared to the $0.7 million and $1.8 million reversal of interest and fee income during the three and six months ended June 30, 2010. Excluding the impact of covered loan disposal gains and interest and fee income reversals on non-covered, non-accrual loans, tax equivalent net interest margin would have been 4.08% and 4.00% for the three and six months ended 2011 and 4.08% and 4.09% for the three and six months ended June 30, 2010.

Also contributing to the increase in net interest margin in the current quarter as compared is to the same period of the prior year is the continued efforts of management to reduce the cost of interest-bearing liabilities, specifically interest-bearing deposits. The total cost of interest-bearing deposits for the three and six months ended June 30, 2011 was 0.79% and 0.81%, representing a 31 and 33 basis point decrease since the three and six months ended June 30, 2010.

Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds. The following table presents condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three and six months ended June 30, 2011 and 2010:

Average Rates and Balances (Quarterly)

(dollars in thousands)

	Three months ended June 30, 2011			Three months ended June 30, 2010
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Non-covered loans and leases (1)	$5,694,585	$79,321	5.59%	$5,833,193	$84,584	5.82%
Covered loans and leases	720,064	22,226	12.38%	698,537	12,656	7.27%
Taxable securities	3,060,105	24,352	3.18%	1,628,195	15,572	3.83%
Non-taxable securities (2)	223,556	3,256	5.83%	231,675	3,330	5.75%
Temporary investments and interest-bearing deposits	548,741	340	0.25%	849,113	545	0.26%

Total interest earning assets	10,247,051	129,495	5.07%	9,240,713	116,687	5.07%
Allowance for loan and lease losses	(96,534)			(96,903)
Other assets	1,362,296			1,322,946

Total assets	$11,512,813			$10,466,756

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	$4,621,016	$5,253	0.46%	$4,283,130	$7,098	0.66%
Time deposits	2,869,203	9,445	1.32%	2,452,535	11,365	1.86%
Federal funds purchased and repurchase agreements	103,828	131	0.51%	48,335	123	1.02%
Term debt	256,940	2,301	3.59%	314,652	2,779	3.54%
Junior subordinated debentures	183,864	1,926	4.20%	182,539	1,939	4.26%

Total interest-bearing liabilities	8,034,851	19,056	0.95%	7,281,191	23,304	1.28%
Non-interest-bearing deposits	1,731,575			1,475,852
Other liabilities	76,445			58,472

Total liabilities	9,842,871			8,815,515
Preferred equity	-			43,580
Common equity	1,669,942			1,607,661

Total liabilities and shareholders’ equity	$11,512,813			$10,466,756

NET INTEREST INCOME		$110,439			$93,383

NET INTEREST SPREAD			4.12%			3.79%
AVERAGE YIELD ON EARNING ASSETS (1), (2)			5.07%			5.07%
INTEREST EXPENSE TO EARNING ASSETS			0.75%			1.02%

NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			4.32%			4.05%

(1)	Non-covered non-accrual loans, leases, and mortgage loans held for sale are included in the average balance.
(2)	Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1.1 million and $1.1 million for the three months ended June 30, 2011 and 2010, respectively.

Average Rates and Balances (Year-to-Date)

(dollars in thousands)

	Six months ended June 30, 2011			Six months ended June 30, 2010
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Non-covered loans and leases (1)	$5,683,085	$158,054	5.61%	$5,895,721	$169,037	5.78%
Covered loans and leases	743,855	43,773	11.87%	531,853	18,911	7.17%
Taxable securities	3,012,521	46,398	3.08%	1,619,351	31,647	3.91%
Non-taxable securities (2)	221,551	6,494	5.86%	226,569	6,565	5.80%
Temporary investments and interest-bearing deposits	600,505	741	0.25%	764,491	944	0.25%

Total interest earning assets	10,261,517	255,460	5.02%	9,037,985	227,104	5.07%
Allowance for loan and lease losses	(98,348)			(101,558)
Other assets	1,379,447			1,287,003

Total assets	$11,542,616			$10,223,430

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	$4,661,927	$10,896	0.47%	$3,930,688	$15,038	0.77%
Time deposits	2,924,350	19,468	1.34%	2,632,648	22,214	1.70%
Federal funds purchased and repurchase agreements	94,036	253	0.54%	48,520	246	1.02%
Term debt	258,858	4,590	3.58%	248,173	4,299	3.49%
Junior subordinated debentures	183,645	3,839	4.22%	185,564	3,824	4.15%

Total interest-bearing liabilities	8,122,816	39,046	0.97%	7,045,593	45,621	1.31%
Non-interest-bearing deposits	1,688,254			1,462,335
Other liabilities	71,682			60,273

Total liabilities	9,882,752			8,568,201
Preferred equity	-			137,432
Common equity	1,659,864			1,517,797

Total liabilities and shareholders’ equity	$11,542,616			$10,223,430

NET INTEREST INCOME (3)		$216,414			$181,483

NET INTEREST SPREAD			4.05%			3.76%
AVERAGE YIELD ON EARNING ASSETS (1), (2)			5.02%			5.07%
INTEREST EXPENSE TO EARNING ASSETS			0.77%			1.01%

NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2), (3)			4.25%			4.05%

(1)	Non-covered non-accrual loans, leases, and mortgage loans held for sale are included in the average balance.
(2)	Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $2.2 million and $2.1 million for the six months ended June 30, 2011 and 2010, respectively.

The following tables sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three and six months ended June 30, 2011 as compared to the same period in 2010. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Rate/Volume Analysis

(in thousands)

	Three months ended June 30, 2011 compared to 2010
	Increase (decrease) in interest income and expense due to changes in
	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Non-covered loans and leases	$(1,980)	$(3,283)	$(5,263)
Covered loans and leases	401	9,169	9,570
Taxable securities	11,764	(2,984)	8,780
Non-taxable securities (1)	(117)	43	(74)
Temporary investments and interest bearing deposits	(187)	(18)	(205)

Total (1)	9,881	2,927	12,808

INTEREST-BEARING LIABILITIES:
Interest bearing checking and savings accounts	525	(2,370)	(1,845)
Time deposits	1,724	(3,644)	(1,920)
Repurchase agreements and federal funds	92	(84)	8
Term debt	(517)	39	(478)
Junior subordinated debentures	14	(27)	(13)

Total	1,838	(6,086)	(4,248)

Net increase in net interest income (1)	$8,043	$9,013	$17,056

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

Rate/Volume Analysis (Year-to-Date)

(in thousands)

	Six months ended June 30, 2011 compared to 2010
	Increase (decrease) in interest income and expense due to changes in
	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Non-covered loans and leases	$(5,997)	$(4,986)	$(10,983)
Covered loans and leases	9,407	15,455	24,862
Taxable securities	22,597	(7,846)	14,751
Non-taxable securities (1)	(146)	75	(71)
Temporary investments and interest bearing deposits	(202)	(1)	(203)

Total (1)	25,659	2,697	28,356

INTEREST-BEARING LIABILITIES:
Interest bearing checking and savings accounts	2,445	(6,587)	(4,142)
Time deposits	2,282	(5,028)	(2,746)
Repurchase agreements and federal funds	158	(151)	7
Term debt	188	103	291
Junior subordinated debentures	(39)	54	15

Total	5,034	(11,609)	(6,575)

Net increase in net interest income (1)	$20,625	$14,306	$34,931

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

PROVISION FOR LOAN AND LEASE LOSSES

The provision for non-covered loan and lease losses was $15.5 million and $30.5 million for the three and six months ended June 30, 2011, as compared to $29.8 million and $71.9 million for the same periods in 2010. As an annualized percentage of average outstanding non-covered loans, the provision for non-covered loan losses recorded for the three and six months ended June 30, 2011 was 1.10% and 1.09% as compared to 1.04% and 2.47% in the same periods in 2010.

The decrease in the provision for loan and lease losses in the three and six months ended June 30, 2011 as compared to the same period in 2010 is principally attributable to the stabilization of credit quality of non-performing loans and the decrease in net charge-offs during the period.

The Company recognizes the charge-off of impairment reserves on impaired loans in the period they arise for collateral dependent loans. Therefore, the non-covered, non-accrual loans of $109.9 million as of June 30, 2011 have already been written-down to their estimated fair value, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices. Depending on the characteristics of a loan, the fair value of collateral is estimated by obtaining external appraisals.

The provision for non-covered loan and lease losses is based on management’s evaluation of inherent risks in the loan portfolio and a corresponding analysis of the allowance for non-covered loan and lease losses. Additional discussion on loan quality and the allowance for non-covered loan and lease losses is provided under the heading Asset Quality and Non-Performing Assets below.

The provision for covered loan and lease losses was $3.8 million and $11.0 million for the three and six months ended June 30, 2011, as compared to no provision for the same periods in 2010. Provisions for covered loan and leases losses are recognized subsequent to acquisition to the extent it is probable we will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimate after acquisition, considering both the timing and amount of those expected cash flows. Provisions may be required when determined losses of unpaid principal incurred exceed previous loss expectations to-date, or future cash flows previously expected to be collectible are no longer probable of collection. Provisions for covered loan and lease losses, including amounts advanced subsequent to acquisition, are not reflected in the allowance for non-covered loan and lease losses, rather as a valuation allowance netted against the carrying value of the covered loan and lease balance accounted for under ASC 310-30, in accordance with the guidance.

NON-INTEREST INCOME

Non-interest income for the three months ended June 30, 2011 was $19.6 million, an increase of $1.1 million, or 6%, as compared to the same period in 2010. Non-interest income for the six months ended June 30, 2011 was $41.2 million, a decrease of $7.4 million, or 15%, as compared to the same period in 2010. The following table presents the key components of non-interest income for the three and six months ended June 30, 2011 and 2010:

Non-Interest Income

(in thousands)

	Three months ended June 30,				Six months ended June 30,
	2011	2010	Change Amount	Change Percent	2011	2010	Change Amount	Change Percent
Service charges on deposit accounts	$8,540	$9,585	$(1,045)	-11%	$16,361	$17,950	$(1,589)	-9%
Brokerage commissions and fees	3,276	3,139	137	4%	6,653	5,778	875	15%
Mortgage banking revenue, net	4,807	3,209	1,598	50%	10,082	6,687	3,395	51%
Gain (loss) on investment securities, net	5,631	-	5,631	NM	5,606	(288)	5,894	NM
(Loss) gain on junior subordinated debentures carried at fair value	(547)	-	(547)	NM	(1,089)	6,088	(7,177)	NM
Bargain purchase gain on acquisition	-	-	-	NM	-	6,437	(6,437)	NM
Change in FDIC indemnification asset	(5,551)	263	(5,814)	-2211%	(2,646)	873	(3,519)	NM
Other income	3,471	2,367	1,104	47%	6,245	5,085	1,160	23%

Total	$19,627	$18,563	$1,064	6%	$41,212	$48,610	$(7,398)	-15%

NM - Not meaningful

The decrease in deposit service charges in the three and six months ended June 30, 2011 compared to the same period in 2010 reflects a $2.0 million, or 37%, reduction, and $3.6 million, or 36%, reduction in non-sufficient funds and overdraft fee revenue in the respective periods due to regulatory reform changes which took place in the third quarter of 2010. Other deposit service charges increased $1.0 million in the second quarter of 2011, and $2.0 million for the six months ended June 30, 2011 as compared to the same periods of 2010 as a result of the overall increase in deposits including deposits acquired from the Rainier, Evergreen and Nevada Security acquisitions.

Brokerage commissions and fees for the three and six months ended June 30, 2011 increased 4% and 15% as a result of the increase in assets under management under the Wealth Management segment.

Mortgage banking revenue for the three and six months ended June 30, 2011 increased due to an increase in purchase and refinancing activity, compared to the same periods of the prior year. Closed mortgage volume for the three and six months ended June 30, 2011 was $185.0 million and $351.8 million, representing a 28% and 29% increase compared to the same periods of the prior year.

During the second quarter of 2011, the Company sold investment securities which carried a higher duration in future potential higher interest rate scenarios to reduce the price risk of the portfolio if interest rates were to increase significantly. In connection with the sale, we recognized a gain on sale of $5.6 million.

For the three and six months ended June 30, 2011, we recorded a loss of $547,000 and $1.1 million, as compared to no gain and a gain of $6.1 million for the three and six months ended June 30, 2010, in the change of fair value on the junior subordinated debentures recorded at fair value. Additional information on the junior subordinated debentures carried at fair value is included in Note 9 of the Notes to Condensed Consolidated Financial Statements and under the heading Junior Subordinated Debentures.

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

Other income for the three and six months ended June 30, 2011 increased $1.1 million and $1.2 million compared to the same periods in the prior year, primarily due to net revenue related to initiation of an interest rate swap program with commercial banking customers to facilitate their risk management strategies.

NON-INTEREST EXPENSE

Non-interest expense for the three months ended June 30, 2011 was $83.2 million, an increase of $8.4 million, or 11%, as compared to the same period in 2010. Non-interest expense for the six months ended June 30, 2011 was $167.4 million, an increase of $22.7 million, or 16%, as compared to the same period in 2010. The following table presents the key elements of non-interest expense for the three and six months ended June 30, 2011 and 2010:

Non-Interest Expense

(in thousands)

	Three months ended June 30,				Six months ended June 30,
	2011	2010	Change Amount	Change Percent	2011	2010	Change Amount	Change Percent
Salaries and employee benefits	$43,808	$39,604	$4,204	11%	$88,418	$75,844	$12,574	17%
Net occupancy and equipment	12,547	11,472	1,075	9%	25,064	22,148	2,916	13%
Communications	2,796	2,596	200	8%	5,606	4,820	786	16%
Marketing	1,798	1,714	84	5%	2,649	2,723	(74)	-3%
Services	6,026	5,831	195	3%	11,908	10,746	1,162	11%
Supplies	843	1,003	(160)	-16%	1,624	1,729	(105)	-6%
FDIC assessments	2,821	3,555	(734)	-21%	6,694	6,999	(305)	-4%
Net loss (gain) on other real estate owned	3,917	(952)	4,869	-511%	7,701	1,359	6,342	467%
Intangible amortization	1,251	1,368	(117)	-9%	2,502	2,676	(174)	-7%
Merger related expenses	71	2,169	(2,098)	-97%	252	4,075	(3,823)	-94%
Other expenses	7,329	6,473	856	13%	14,990	11,585	3,405	29%

Total	$83,207	$74,833	$8,374	11%	$167,408	$144,704	$22,704	16%

Included in non-interest expense are several categories which are outside of the operational control of the Company or depend on changes in market values, including FDIC deposit insurance assessments and gain or loss on other real estate owned (“OREO”), as well as infrequently occurring expenses such as merger related costs. Excluding these non-controllable or infrequently occurring items and items related to changes in market values, the remaining non-interest expense items totaled $76.4 million for the second quarter of 2011 compared to $70.1 million for the second quarter of 2010, and $152.8 million for the six months ended June 30, 2011 compared to $132.3 million for the six months ended June 30, 2010.

Salaries and employee benefits costs increased $4.2 million in the three months ending June 30, 2011, as compared to the same period prior year. The increase is due to variable mortgage compensation based on increased volume and revenue, and the increase in full-time equivalent employees to generate and support various growth initiatives. Salaries and employee benefits costs increased $12.6 million in the six months ending June 30, 2011, as compared to the same period prior year. Approximately $1.8 million of the increase is the result of the acquisition of Rainier, Evergreen, and Nevada Security, with additional increases due to variable mortgage compensation, and the increase in full-time equivalent employees throughout the Company to support growth initiatives.

Net occupancy and equipment expense increased $1.1 million for the three months ended June 30, 2011, and $2.9 million for the six months ended June 30, 2011 as compared to the same periods in the prior year. The growth in 2011 is the result of the cost of operating new locations through the acquisition of Rainier, Evergreen and Nevada Security, respectively, and the addition of five de novo Community Banking locations, one Commercial Banking Center and two Mortgage Offices during 2010, and one Community Banking location and one Mortgage Office in 2011. Additionally, during 2010 we remodeled 48 stores including locations acquired.

FDIC assessments decreased $734,000 for the three months ending June 30, 2011 and $305,000 for the six months ended June 30, 2011 as compared to the same periods of the prior year. The decrease resulted from the adoption by the FDIC of a final rule which changed the assessment rate and the assessment base (from a domestic deposit base to a scorecard based assessment system for banks with more than $10 billion in assets), effective in the second quarter of 2011.

We incur significant expenses in connection with the completion and integration of bank acquisitions that are not capitalizable. Classification of expenses as merger-related is done in accordance with the provisions of a Board-approved policy. The merger-related expenses incurred in both 2010 and 2011 relate to the FDIC-assisted acquisitions of Evergreen, Rainier, and Nevada Security.

The economic downturn and depressed real estate values have continued to detrimentally affect our non-covered loan portfolio, has led to a continued elevated level of foreclosures on related properties and movement of the properties into other real estate owned. Through the second quarter of 2011, declines in the market values of these properties after foreclosure resulted in additional losses on the sale of the properties or by valuation adjustments. In the three and six months ended June 30, 2011, the Company recognized net losses on OREO of $3.9 million and $7.7 million as compared to a net gain of $952,000 and a net loss of $1.4 million in the same periods a year ago. Included within the results for the three and six months ended June 30, 2011, the Company recognized net losses on sale and valuation adjustments of covered OREO properties of $73,000 and $1.0 million as compared to $1.5 million for the three and six months ended June 30, 2011 losses.

Other expenses increased $856,000 in the three months ending June 30, 2011, and $3.4 million in the six months ending June 30, 2011 as compared to the same period in the prior year. The increase is primarily associated with covered and non-covered loan and covered and non-covered OREO workout costs, as well as various growth initiatives underway.

INCOME TAXES

Our consolidated effective tax rate as a percentage of pre-tax income for the three and six months ended June 30, 2011 was 33.1% and 32.9% as compared to 44.7% and (5.2%) for the three and six months ended June 30, 2010. The effective tax rates differed from the federal statutory rate of 35% and the apportioned state rate of 4.9% (net of the federal tax benefit) principally because of non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities, tax credits arising from low income housing investments, and Business Energy tax credits.

FINANCIAL CONDITION

INVESTMENT SECURITIES

Trading securities consist of securities held in inventory by Umpqua Investments for sale to its clients and securities invested in trust for the benefit of certain executives or former employees of acquired institutions as required by agreements. Trading securities were $2.5 million at June 30, 2011, as compared to $3.0 million at December 31, 2010. This decrease is principally attributable to a decrease in Umpqua Investments’ inventory of trading securities.

Investment securities available for sale were $3.2 billion as of June 30, 2011 compared to $2.9 billion at December 31, 2010. Purchases of $690.7 million of investment securities available for sale, an increase in fair value of investments securities available for sale of $20.0 million, and gains recognized on sale, were partially offset by sales and paydowns of $441.7 million and amortization of net purchase price premiums of $16.4 million.

Investment securities held to maturity were $5.6 million as of June 30, 2011 as compared to holdings of $4.8 million at December 31, 2010. The change primarily relates to purchases of $1.6 million, offset by paydowns and maturities of investment securities held to maturity of $757,000.

The following table presents the available for sale and held to maturity investment securities portfolio by major type as of June 30, 2011 and December 31, 2010:

Investment Securities Composition

(dollars in thousands)

	Investment Securities Available for Sale
	June 30, 2011		December 31, 2010
	Fair Value	%	Fair Value	%
U.S. Treasury and agencies	$118,953	4%	$118,789	4%
Obligations of states and political subdivisions	222,898	7%	216,726	8%
Residential mortgage-backed securities and collateralized mortgage obligations	2,833,429	89%	2,581,504	88%
Other debt securities	150	-	152	-
Investments in mutual funds and other equity securities	2,030	-	2,009	-

Total	$3,177,460	100%	$2,919,180	100%

	Investment Securities Held to Maturity
	June 30, 2011		December 31, 2010
	Amortized Cost	%	Amortized Cost	%
Obligations of states and political subdivisions	$1,945	35%	$2,370	50%
Residential mortgage-backed securities and collateralized mortgage obligations	3,608	65%	2,392	50%

Total	$5,553	100%	$4,762	100%

We review investment securities on an ongoing basis for the presence of other-than-temporary impairment (“OTTI”) or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether we intend to sell a security or if it is likely that we will be required to sell the security before recovery of our amortized cost basis of the investment, which may be maturity, and other factors. For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the impairment related to factors other than credit amount recorded in OCI will increase the carrying value of the investment, and would not affect earnings. If there is an indication of additional credit losses the security is reevaluated according to the procedures described above.

The following tables present the OTTI losses for the three and six months ended June 30, 2011 and 2010 in the held to maturity portfolio:

(in thousands)

	Three months ended June 30,
	2011	2010
Total other-than-temporary impairment losses	$110	$-
Portion of other-than-temporary impairment losses recognized in other comprehensive income (1)	(63)	-

Net impairment losses recognized in earnings (2)	$47	$-

	Six months ended June 30,
	2011	2010
Total other-than-temporary impairment losses	$110	$5
Portion of other-than-temporary impairment losses (recognized in) transferred from other comprehensive income (1)	(38)	284

Net impairment losses recognized in earnings (2)	$72	$289

(1)	Represents other-than-temporary impairment losses related to all other factors.
(2)	Represents other-than-temporary impairment losses related to credit losses.

The OTTI recognized on investment securities held to maturity primarily relates to non-agency collateralized mortgage obligations for all periods presented. Each of these securities holds various levels of credit subordination. The underlying mortgage loans of these securities were originated from 2003 through 2007. At origination, the weighted average loan-to-value of the underlying mortgages was 69%; the underlying borrowers had weighted average FICO scores of 731, and 59% were limited documentation loans. These securities were valued by third-party pricing services using matrix or model pricing methodologies and were corroborated by broker indicative bids. We estimated the cash flows of the underlying collateral for each security considering credit, interest and prepayment risk models that incorporate management’s estimate of projected key assumptions including prepayment rates, collateral default rates and loss severity. Assumptions utilized vary from security to security, and are influenced by factors such as loan interest rates, geographic location, borrower characteristics and vintage, and historical experience. We then used a third party to obtain information about the structure of each security, including subordination and other credit enhancements, in order to determine how the underlying collateral cash flows will be distributed to each security issued in the structure. These cash flows were then discounted at the interest rate used to recognize interest income on each security. We review the actual collateral performance of these securities on a quarterly basis and update the inputs as appropriate to determine the projected cash flows. The following table presents a summary of the significant inputs utilized to measure management’s estimate of the credit loss component on these non-agency collateralized mortgage obligations as of June 30, 2011 and 2010:

	2011			2010
	Range		Weighted	Range		Weighted
	Minimum	Maximum	Average	Minimum	Maximum	Average
Constant prepayment rate	5.0%	20.0%	14.4%	4.0%	25.0%	14.9%
Collateral default rate	5.0%	30.0%	13.2%	8.0%	45.0%	16.8%
Loss severity	30.0%	65.0%	39.0%	20.0%	50.0%	34.6%

Gross unrealized losses in the available for sale investment portfolio was $4.0 million at June 30, 2011. This consisted primarily of unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations of $3.8 million. The unrealized losses were primarily caused by interest rate increases subsequent to the purchase of the securities, and not credit quality. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. Additional information about the investment portfolio is provided in Note 3 of the Notes to Condensed Consolidated Financial Statements.

RESTRICTED EQUITY SECURITIES

Restricted equity securities were $32.8 million at June 30, 2011 and $34.5 million at December 31, 2010. The decrease of $1.6 million is attributable to stock redemption by the Federal Home Loan Bank (“FHLB”) of San Francisco. Of the $32.8 million at June 30, 2011, $31.6 million represent the Bank’s investment in the FHLB of Seattle and San Francisco. The remaining restricted equity securities represent investments in Pacific Coast Bankers’ Bancshares stock.

FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par. Although as of June 30, 2011, the FHLB of Seattle complies with all of its regulatory requirements (including the risk-based capital requirement), it remains classified as “undercapitalized” by the Federal Housing Finance Agency (“Finance Agency”). Under Finance Agency regulations, a FHLB that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock in excess of what is required for members’ current loans.

Management periodically evaluates FHLB stock for other-than-temporary or permanent impairment. Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. Moody’s Investors Services rating of the FHLB of Seattle as Aaa with stable outlook was reaffirmed in May 2010, Standard and Poors rating of AA+ was reaffirmed in July 2010 and Fitch Ratings assigned a AAA rating with stable rating outlook in April 2011, reflecting the assumption of U.S. Government support. The Company has determined there is not an other-than-temporary impairment on the FHLB stock investment as of June 30, 2011.

LOANS AND LEASES

Non-covered loans and leases

Total non-covered loans and leases outstanding at June 30, 2011 were $5.7 billion, an increase of $76.6 million as compared to year-end 2010. This increase is principally attributable to net loan originations of $136.6 million, offset by charge-offs of $39.5 million and transfers to other real estate owned of $25.3 million and during the period. The following table presents the concentration distribution of our non-covered loan portfolio at June 30, 2011 and December 31, 2010.

Non-covered Loan Concentrations

(dollars in thousands)

	June 30, 2011		December 31, 2010
	Amount	Percentage	Amount	Percentage
Commercial real estate
Term & multifamily	$3,532,134	61.6%	$3,483,475	61.6%
Construction & development	184,707	3.2%	247,814	4.4%
Residential development	112,657	2.0%	147,813	2.6%
Commercial
Term	572,402	10.0%	509,453	9.0%
LOC & other	788,268	13.7%	747,419	13.2%
Residential
Mortgage	245,034	4.3%	222,416	3.9%
Home equity loans & lines	277,453	4.8%	278,585	4.9%
Consumer & other	34,584	0.6%	33,043	0.6%
Deferred loan fees, net	(11,686)	-0.2%	(11,031)	-0.2%

Total	$5,735,553	100.0%	$5,658,987	100.0%

Covered loans and leases

Total covered loans and leases outstanding at June 30, 2011 were $698.7 million, a decrease of $87.2 million as compared to year-end 2010. This decrease is principally attributable to net covered loan paydowns and maturities of $63.4 million and transfers to covered other real estate owned of $8.7 million. The following table presents the concentration distribution of our covered loan portfolio at June 30, 2011 and December 31, 2010.

Covered Loan Concentrations

(dollars in thousands)

	June 30, 2011		December 31, 2010
	Amount	Percentage	Amount	Percentage
Commercial real estate
Term & multifamily	$515,949	73.8%	$569,642	72.5%
Construction & development	19,818	2.8%	22,435	2.9%
Residential development	15,947	2.3%	24,706	3.1%
Commercial
Term	37,251	5.3%	42,600	5.4%
LOC & other	28,480	4.1%	35,227	4.5%
Residential
Mortgage	41,068	5.9%	44,824	5.7%
Home equity loans & lines	31,454	4.5%	35,625	4.5%
Consumer & other	8,709	1.3%	10,839	1.4%

Total	$698,676	100.0%	$785,898	100.0%

The covered loans are subject to loss-sharing agreements with the FDIC. Under the terms of the Evergreen acquisition loss-sharing agreement, the FDIC will cover a substantial portion of any future losses on loans, related unfunded loan commitments, other real estate owned (“OREO”) and accrued interest on loans for up to 90 days. The FDIC will absorb 80% of losses and share in 80% of loss recoveries on the first $90.0 million on covered assets for Evergreen and absorb 95% of losses and share in 95% of loss recoveries exceeding $90.0 million, except for the Bank will incur losses up to $30.2 million before the loss-sharing will commence. As of June 30, 2011, losses have exceeded $30.2 million. The loss-sharing arrangements for non-single family residential and single family residential loans are in effect for 5 years and 10 years, respectively, and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition dates.

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

ASSET QUALITY AND NON-PERFORMING ASSETS

Non-covered loans and leases

Non-covered, non-performing loans, which include non-covered, non-accrual loans and non-covered accruing loans past due over 90 days, totaled $123.0 million, or 2.14% of non-covered total loans, at June 30, 2011, as compared to $145.2 million or 2.57% of total non-covered loans, at December 31, 2010. Non-covered non-performing assets, which include non-covered non-performing loans and non-covered OREO, totaled $157.4 million, or 1.37% of total assets, as of June 30, 2011, as compared to $178.0 million, or 1.53% of total assets, as of December 31, 2010.

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

Upon acquisition of real estate collateral, typically through the foreclosure process, we promptly begin to market the property for sale. If we do not begin to receive offers or indications of interest we will analyze the price and review market conditions to assess whether a lower price reflects the market value of the property and would enable us to sell the property. In addition, we update appraisals on other real estate owned property six to three months after the most recent appraisal. Increases in valuation adjustments recorded in a period are primarily based on i) updated appraisals received during the period, or ii) management’s authorization to reduce the selling price of the property during the period. Unless a current appraisal is available, an appraisal will be ordered prior to a loan moving to other real estate owned. Foreclosed properties held as other real estate owned are recorded at the lower of the recorded investment in the loan or market value of the property less expected selling costs. Non-covered other real estate owned at June 30, 2011 totaled $34.4 million and consisted of 56 properties.

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

The Company has written down impaired, non-covered non-accrual loans as of June 30, 2011 to their estimated net realizable value, based on disposition value, and are expected to be resolved with no additional material loss, absent further decline in market prices. The following table summarizes our non-covered non-performing assets and restructured loans as of June 30, 2011 and December 31, 2010:

Non-covered Non-Performing Assets

(in thousands)

	June 30, 2011	December 31, 2010
Non-covered loans on non-accrual status	$109,889	$138,177
Non-covered loans past due 90 days or more and accruing	13,137	7,071

Total non-covered non-performing loans	123,026	145,248
Non-covered other real estate owned	34,409	32,791

Total non-covered non-performing assets	$157,435	$178,039

Restructured loans (1)	$80,962	$84,441

Allowance for loan losses	$97,795	$101,921
Reserve for unfunded commitments	988	818

Allowance for credit losses	$98,783	$102,739

Asset quality ratios:
Non-covered, non-performing assets to total assets	1.37%	1.53%
Non-covered, non-performing loans to total non-covered loans	2.14%	2.57%
Allowance for loan losses to total non-covered loans	1.71%	1.80%
Allowance for credit losses to total non-covered loans	1.72%	1.82%
Allowance for credit losses to total non-covered non-performing loans	80%	71%

(1)	Represents accruing restructured non-covered loans performing according to their restructured terms.

The following tables summarize our non-covered non-performing assets by loan type and region as of June 30, 2011 and December 31, 2010:

Non-covered Non-Performing Assets by Type and Region

(in thousands)

	June 30, 2011
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total
Loans on non-accrual status:
Commercial real estate
Term & multifamily	$29,216	$1,002	$258	$2,066	$12,325	$8,193	$53,060
Construction & development	921	-	472	-	6,452	83	7,928
Residential development	14,707	-	100	2,400	4,234	4,417	25,858
Commercial
Term	840	1,914	404	183	79	4,815	8,235
LOC & other	6,450	476	130	3,911	1,851	1,990	14,808
Residential
Mortgage	-	-	-	-	-	-	-
Home equity loans & lines	-	-	-	-	-	-	-
Consumer & other	-	-	-	-	-	-	-

Total	52,134	3,392	1,364	8,560	24,941	19,498	109,889
Loans past due 90 days or more and accruing:
Commercial real estate
Term & multifamily	$555	$-	$-	$-	$-	$-	$555
Construction & development	-	-	-	-	-	-	-
Residential development	-	-	-	-	-	-	-
Commercial
Term	392	-	-	-	358	-	750
LOC & other	-	-	-	5,713	-	-	5,713
Residential
Mortgage	4,467	-	-	-	-	-	4,467
Home equity loans & lines	608	-	-	-	515	-	1,123
Consumer & other	503	-	-	-	26	-	529

Total	6,525	-	-	5,713	899	-	13,137

Total non-performing loans	58,659	3,392	1,364	14,273	25,840	19,498	123,026
Other real estate owned:
Commercial real estate
Term & multifamily	$3,525	$500	$1,291	$-	$7,651	$3,952	$16,919
Construction & development	2,609	539	-	88	3,524	-	6,760
Residential development	642	1,660	2,371	49	343	2,910	7,975
Commercial
Term	-	-	-	-	-	44	44
LOC & other	283	359	282	270	-	-	1,194
Residential
Mortgage	1,517	-	-	-	-	-	1,517
Home equity loans & lines	-	-	-	-	-	-	-
Consumer & other	-	-	-	-	-	-	-

Total	8,576	3,058	3,944	407	11,518	6,906	34,409

Total non-performing assets	$67,235	$6,450	$5,308	$14,680	$37,358	$26,404	$157,435

	December 31, 2010
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total
Loans on non-accrual status:
Commercial real estate
Term & multifamily	$24,180	$4,816	$537	$1,898	$9,010	$8,721	$49,162
Construction & development	12,726	-	472	-	6,817	109	20,124
Residential development	10,191	110	2,122	3,033	10,761	8,369	34,586
Commercial
Term	710	1,679	320	373	98	3,092	6,272
LOC & other	7,586	878	768	6,830	8,628	3,343	28,033
Residential
Mortgage	-	-	-	-	-	-	-
Home equity loans & lines	-	-	-	-	-	-	-
Consumer & other	-	-	-	-	-	-	-

Total	55,393	7,483	4,219	12,134	35,314	23,634	138,177
Loans past due 90 days or more and accruing:
Commercial real estate
Term & multifamily	$79	$-	$-	$176	$2,753	$-	$3,008
Construction & development	-	-	-	-	-	-	-
Residential development	-	-	-	-	-	-	-
Commercial
Term	-	-	-	-	-	-	-
LOC & other	-	-	-	-	-	-	-
Residential
Mortgage	2,925	-	-	-	-	-	2,925
Home equity loans & lines	73	-	-	-	159	-	232
Consumer & other	880	-	-	-	26	-	906

Total	3,957	-	-	176	2,938	-	7,071

Total non-performing loans	59,350	7,483	4,219	12,310	38,252	23,634	145,248
Other real estate owned:
Commercial real estate
Term & multifamily	$5,396	$-	$1,656	$-	$3,091	$5,686	$15,829
Construction & development	3,443	539	-	313	4,392	-	8,687
Residential development	674	1,844	1,368	112	-	1,118	5,116
Commercial
Term	-	-	-	-	-	-	-
LOC & other	-	-	-	-	-	-	-
Residential
Mortgage	954	-	-	-	-	-	954
Home equity loans & lines	-	-	-	-	-	-	-
Consumer & other	-	-	-	-	481	1,724	2,205

Total	10,467	2,383	3,024	425	7,964	8,528	32,791

Total non-performing assets	$69,817	$9,866	$7,243	$12,735	$46,216	$32,162	$178,039

As of June 30, 2011, the non-covered non-performing assets of $157.4 million have been written down by 43%, or $120.7 million, from their original balance of $278.1 million.

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

At June 30, 2011 and December 31, 2010, non-covered impaired loans of $81.0 million and $84.4 million were classified as non-covered performing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The non-covered performing restructured loans on accrual status represent the only impaired loans accruing interest at each respective date. In order for a restructured loan to be considered performing and on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Company has no obligations to lend additional funds on the restructured loans as of June 30, 2011.

The following tables summarize our performing non-covered restructured loans by loan type and region as of June 30, 2011 and December 31, 2010:

Non-covered Restructured Loans by Type and Region

(in thousands)

	June 30, 2011
	Northwest Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total
Commercial real estate
Term & multifamily	$649	$3,870	$-	$4,673	$3,513	$12,705
Construction & development	18,679	-	-	8,183	-	26,862
Residential development	15,174	-	5,284	19,874	-	40,332
Commercial
Term	-	-	-	-	885	885
LOC & other	-	-	-	-	-	-
Residential
Mortgage	178	-	-	-	-	178
Home equity loans & lines	-	-	-	-	-	-
Consumer & other	-	-	-	-	-	-

Total	$34,680	$3,870	$5,284	$32,730	$4,398	$80,962

	December 31, 2010
	Northwest Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total
Commercial real estate
Term & multifamily	$9,446	$3,888	$-	$11,820	$3,543	$28,697
Construction & development	-	-	-	5,434	-	5,434
Residential development	22,277	-	5,330	21,322	-	48,929
Commercial
Term	-	-	-	-	904	904
LOC & other	-	-	-	-	298	298
Residential
Mortgage	179	-	-	-	-	179
Home equity loans & lines	-	-	-	-	-	-
Consumer & other	-	-	-	-	-	-

Total	$31,902	$3,888	$5,330	$38,576	$4,745	$84,441

The following table presents a distribution of our performing non-covered restructured loans by year of maturity, according to the restructured terms, as of June 30, 2011:

(in thousands)

Year	Amount
2011	$32,510
2012	32,590
2013	-
2014	1,604
2015	1,935
Thereafter	12,323

Total	$80,962

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

Covered Non-Performing Assets

Covered non-performing assets totaled $30.2 million, or 0.26% of total assets at June 30, 2011 as compared to $29.9 million, or 0.26% of total assets at December 31, 2010. These covered nonperforming assets are subject to shared-loss agreements with the FDIC. The following tables summarize our covered non-performing assets by loan type as of June 30, 2011 and December 31, 2010:

(in thousands)

	June 30, 2011
	Evergreen	Rainier	Nevada Security	Total
Covered other real estate owned:
Commercial real estate
Term & multifamily	$2,586	$209	$7,598	$10,393
Construction & development	2,432	1,053	2,734	6,219
Residential development	481	6,470	4,404	11,355
Commercial
Term	280	-	-	280
LOC & other	366	-	-	366
Residential
Mortgage	-	1,540	-	1,540
Home equity loans & lines	-	-	-	-
Consumer & other	-	-	-	-

Total	$6,145	$9,272	$14,736	$30,153

	December 31, 2010
	Evergreen	Rainier	Nevada Security	Total
Covered other real estate owned:
Commercial real estate
Term & multifamily	$3,557	$210	$8,153	$11,920
Construction & development	596	-	2,161	2,757
Residential development	2,421	7,252	5,198	14,871
Commercial
Term	315	-	-	315
LOC & other	-	-	-	-
Residential
Mortgage	-	-	-	-
Home equity loans & lines	-	-	-	-
Consumer & other	-	-	-	-

Total	$6,889	$7,462	$15,512	$29,863

Total non-performing loans and leases

The following tables summarize our total (including covered and non-covered) nonperforming assets at June 30, 2011 and December 31, 2010:

(dollars in thousands)

	June 30, 2011	December 31, 2010
Loans on non-accrual status	$109,889	$138,177
Loans past due 90 days or more and accruing	13,137	7,071

Total non-performing loans	123,026	145,248
Other real estate owned	64,562	62,654

Total non-performing assets	$187,588	$207,902

Asset quality ratios:
Total non-performing assets to total assets	1.64%	1.78%
Total non-performing loans to total loans	1.91%	2.25%

ALLOWANCE FOR NON-COVERED LOAN AND LEASE LOSSES AND

RESERVE FOR UNFUNDED COMMITMENTS

The allowance for non-covered loan and lease losses (“ALLL”) totaled $97.8 million at June 30, 2011, a decrease of $4.1 million from the $101.9 million at December 31, 2010. The decrease in the ALLL from the prior year-end results is principally attributable to net charge-offs exceeding non-covered provision for loan and lease losses. The following table shows the activity in the ALLL for the three and six months ended June 30, 2011 and 2010:

Allowance for Loan and Lease Losses

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Balance at beginning of period	$97,833	$110,784	$101,921	$107,657
Loans charged off:
Commercial real estate	(12,883)	(19,605)	(24,314)	(35,535)
Commercial	(3,179)	(9,961)	(11,355)	(32,865)
Residential	(2,195)	(1,201)	(2,929)	(1,837)
Consumer & other	(354)	(787)	(888)	(1,076)

Total loans charged off	(18,611)	(31,554)	(39,486)	(71,313)
Recoveries:
Commercial real estate	2,208	4,312	3,453	4,596
Commercial	695	370	1,091	649
Residential	100	50	121	170
Consumer & other	111	185	206	282

Total recoveries	3,114	4,917	4,871	5,697

Net charge-offs	(15,497)	(26,637)	(34,615)	(65,616)
Provision charged to operations	15,459	29,767	30,489	71,873

Balance at end of period	$97,795	$113,914	$97,795	$113,914

As a percentage of average loans and leases (annualized):
Net charge-offs	1.10%	1.84%	1.24%	2.26%
Provision for loan and lease losses	1.10%	2.06%	1.09%	2.47%
Recoveries as a percentage of charge-offs	16.73%	15.58%	12.34%	7.99%

The decrease in the allowance for loan and lease losses as of June 30, 2011 in relation to the same periods of the prior year is primarily a result the decrease in provision for loan and lease losses which is a result of improving credit quality of the loan portfolio and stabilization of non-performing loans. Additional discussion on the change in provision for loan and lease losses is provided under the heading Provision for Loan and Lease Losses above.

The following table sets forth the allocation of the allowance for non-covered loan and lease losses and percent of loans in each category to total loans (excluding deferred loan fees) as of June 30, 2011 and December 31, 2010:

(dollars in thousands)

	June 30, 2011		December 31, 2010
	Amount	%	Amount	%
Commercial real estate	$61,982	66%	$64,405	68%
Commercial	23,750	24%	22,146	22%
Residential	5,154	9%	5,926	9%
Consumer & other	868	1%	803	1%
Unallocated	6,041		8,641

Allowance for non-covered loan and lease losses	$97,795	100%	$101,921	100%

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

At June 30, 2011, the recorded investment in non-covered loans classified as impaired totaled $196.6 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $5.7 million. The valuation allowance on impaired loans represents the impairment reserves on performing non-covered restructured loans and one loan included in loans past due 90+ days and accruing. At December 31, 2010, the total recorded investment in non-covered impaired loans was $222.6 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $5.2 million.

The following table presents a summary of activity in the reserve for unfunded commitments (“RUC”):

Summary of Reserve for Unfunded Commitments Activity

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Balance at beginning of period	$911	$765	$818	$731
Net change to other expense:
Commercial real estate	(15)	(6)	28	(16)
Commerical	84	(21)	130	26
Residential	7	(4)	11	(8)
Consumer & other	1	-	1	1

Total change to other expense	77	(31)	170	3

Balance at end of period	$988	$734	$988	$734

We believe that the ALLL and RUC at June 30, 2011 are sufficient to absorb losses inherent in the loan portfolio and credit commitments outstanding as of that date, respectively, based on the best information available. This assessment, based in part on historical levels of net charge-offs, loan growth, and a detailed review of the quality of the loan portfolio, involves uncertainty and judgment. Therefore, the adequacy of the ALLL and RUC cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

ALLOWANCE FOR COVERED LOAN AND LEASE LOSSES

The allowance for non-covered loan and lease losses (“ALLL”) totaled $10.2 million at June 30, 2011, an increase of $7.5 million from the $2.7 million at December 31, 2010. The increase in the covered ALLL from the prior year end results from decreases in the amount and changes in the timing of expected cash flows on the acquired loans compared to those previously estimated, as measured on a pool basis. The following table summarizes activity related to the allowance for covered loan and lease losses by covered loan portfolio segment for the three and six months ended June 30, 2011, respectively:

(dollars in thousands)

	Three months ended June 30,	Six months ended June 30,
	2011	2011
Balance at beginning of period	$8,243	$2,721
Loans charged off:
Commercial real estate	(742)	(1,895)
Commercial	(184)	(244)
Residential	(194)	(823)
Consumer & other	(659)	(563)

Total loans charged off	(1,779)	(3,525)
Provision charged to operations	3,755	11,023

Balance at end of period	$10,219	$10,219

As a percentage of covered average loans and leases (annualized):
Net charge-offs	0.99%	0.96%
Provision for covered loan and lease losses	2.09%	2.99%

The following table sets forth the allocation of the allowance for covered loan and lease losses and percent of covered loans in each category to total loans as of June 30, 2011 and December 31, 2010:

(in thousands)

	June 30, 2011		December 31, 2010
	Amount	%	Amount	%
Commercial real estate	$5,714	80%	$2,465	79%
Commercial	2,632	9%	176	10%
Residential	1,193	10%	56	10%
Consumer & other	680	1%	24	1%

Allowance for non-covered loan and lease losses	$10,219	100%	$2,721	100%

MORTGAGE SERVICING RIGHTS

The following table presents the key elements of our mortgage servicing rights asset for the three and six months ended June 30, 2011 and 2010, respectively:

Summary of Mortgage Servicing Rights

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Balance, beginning of period	$15,605	$13,628	$14,454	$12,625
Additions for new mortgage servicing rights capitalized	1,073	938	2,407	2,008
Acquired mortgage servicing rights	—	—	—	62
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(103)	284	25	129
Other(2)	(225)	(1,955)	(536)	(1,929)

Balance, end of period	$16,350	$12,895	$16,350	$12,895

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our serviced loan portfolio as of June 30, 2011 and December 31, 2010 was as follows:

(dollars in thousands)

	June 30, 2011	December 31, 2010
Balance of loans serviced for others	$1,751,700	$1,603,414
MSR as a percentage of serviced loans	0.93%	0.90%

GOODWILL AND OTHER INTANGIBLE ASSETS

At June 30, 2011, we had goodwill and other intangible assets of $679.7 million, as compared to $682.0 million at December 31, 2010. The goodwill recorded in connection with acquisitions represents the excess of the purchase price over the estimated fair value of the net assets acquired. At June 30, 2011, we had goodwill of $656.1 million, as compared to $655.9 million at December 31, 2010. Goodwill and other intangible assets with indefinite lives are not amortized but instead are periodically tested for impairment. Management evaluates intangible assets with indefinite lives on an annual basis as of December 31. Additionally, we perform impairment evaluations on an interim basis when events or circumstances indicate impairment potentially exists. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others, a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; adverse action or assessment by a regulator; and unanticipated competition.

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

At June 30, 2011, we had other intangible assets of $23.6 million, as compared to $26.1 million at December 31, 2010. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and are also reviewed for impairment. We amortize other intangible assets on an accelerated or straight-line basis over an estimated ten to fifteen year life. No impairment losses separate from the scheduled amortization have been recognized in the periods presented.

DEPOSITS

Total deposits were $9.1 billion at June 30, 2011, a decrease of $287.4 million, or 3.0%, as compared to year-end 2010. The decrease is primarily due to the run-off of higher cost time deposits and the Company reducing interest rates paid on various deposit products consistent with the overall decline in market interest rates.

The following table presents the deposit balances by major category as of June 30, 2011 and December 31, 2010:

Deposits

(dollars in thousands)

	June 30, 2011		December 31, 2010
	Amount	Percentage	Amount	Percentage
Non-interest bearing	$1,733,640	19%	$1,616,687	17%
Interest bearing demand	873,246	10%	927,224	10%
Savings and money market	3,690,089	40%	3,817,245	41%
Time, $100,000 or greater	2,024,272	22%	2,191,055	23%
Time, less than $100,000	825,165	9%	881,594	9%

Total	$9,146,412	100%	$9,433,805	100%

The following table presents the average amount of and average rate paid by major category as of the three and six months ended June 30, 2011 and 2010:

(dollars in thousands)

	Three months ended June 30,
	2011		2010
	Average Deposits	Average Rate	Average Deposits	Average Rate
Non-interest bearing	$1,731,575	0.00%	$1,475,852	0.00%
Interest bearing demand	889,085	0.35%	961,148	0.50%
Savings and money market	3,731,931	0.48%	3,321,982	0.81%
Time	2,869,203	1.32%	2,452,535	1.86%

Total	$9,221,794		$8,211,517

	Six months ended June 30,
	2011		2010
	Average Deposits	Average Rate	Average Deposits	Average Rate
Non-interest bearing	$1,688,254	0.00%	$1,462,335	0.00%
Interest bearing demand	904,296	0.37%	937,315	0.51%
Savings and money market	3,757,631	0.50%	2,993,373	0.84%
Time	2,924,350	1.34%	2,632,648	1.70%

Total	$9,274,531		$8,025,671

The Company has an agreement with Promontory Interfinancial Network LLC (“Promontory”) that makes it possible to provide FDIC deposit insurance to balances in excess of current deposit insurance limits. Promontory’s Certificate of Deposit Account Registry Service (“CDARS”) uses a deposit-matching program to exchange Bank deposits in excess of the current deposit insurance limits for excess balances at other participating banks, on a dollar-for-dollar basis, that would be fully insured at the Bank. This product is designed to enhance our ability to attract and retain customers and increase deposits, by providing additional FDIC coverage to customers. CDARS deposits can be reciprocal or one-way. All of the Bank’s CDARS deposits are reciprocal. At June 30, 2011 and December 31, 2010, the Company’s CDARS balances totaled $274.6 million and $323.2 million, respectively. Of these totals, at June 30, 2011 and December 31, 2010, $258.6 million and $300.6 million, respectively, represented time deposits equal to or greater than $100,000 but were fully insured under current deposit insurance limits.

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

BORROWINGS

At June 30, 2011, the Bank had outstanding $120.9 million of securities sold under agreements to repurchase and no outstanding federal funds purchased balances. The Bank had outstanding term debt of $256.7 million at June 30, 2011. Term debt outstanding as of June 30, 2011 decreased $6.0 million since December 31, 2010 as a result of repayment of FHLB borrowings and accretion of purchase accounting adjustments. Advances from the FHLB amounted to $245.0 million of the total term debt and are secured by investment securities and residential mortgage loans. The FHLB advances have fixed contractual interest rates ranging from 4.46% to 4.72% and mature in 2016 and 2017.

JUNIOR SUBORDINATED DEBENTURES

We had junior subordinated debentures with carrying values of $184.5 million and $183.6 million at June 30, 2011 and December 31, 2010, respectively.

At June 30, 2011, approximately $219.6 million, or 95% of the total issued amount, had interest rates that are adjustable on a quarterly basis based on a spread over three month LIBOR. Interest expense for junior subordinated debentures increased for the three and six months ended June 30, 2011, compared to the same period in 2010, primarily resulting from increases in short-term market interest rates and LIBOR. Although increases in short-term market interest rates will increase the interest expense for junior subordinated debentures, we believe that other attributes of our balance sheet will serve to mitigate the impact to net interest income on a consolidated basis.

On January 1, 2007, the Company selected the fair value measurement option for certain pre-existing junior subordinated debentures (the Umpqua Statutory Trusts). The remaining junior subordinated debentures as of the adoption date were acquired through business combinations and were measured at fair value at the time of acquisition. In 2007, the Company issued two series of trust preferred securities and elected to measure each instrument at fair value. Accounting for the junior subordinated debentures originally issued by the Company at fair value enables us to more closely align our financial performance with the economic value of those liabilities. Additionally, we believe it improves our ability to manage the market and interest rate risks associated with the junior subordinated debentures. The junior subordinated debentures measured at fair value and amortized cost are presented as separate line items on the balance sheet. The ending carrying (fair) value of the junior subordinated debentures measured at fair value represents the estimated amount that would be paid to transfer these liabilities in an orderly transaction amongst market participants under current market conditions as of the measurement date.

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

Through the first quarter of 2010 we obtained valuations from a third-party pricing service to assist with the estimation and determination of fair value of these liabilities. In these valuations, the credit risk adjusted interest spread for potential new issuances through the primary market and implied spreads of these instruments when traded as assets on the secondary market, were estimated to be significantly higher than the contractual spread of our junior subordinated debentures measured at fair value. The difference between these spreads has resulted in the cumulative gain in fair value, reducing the carrying value of these instruments as reported on our Condensed Consolidated Balance Sheets. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law which, among other things, limits the ability of certain bank holding companies to treat trust preferred security debt issuances as Tier 1 capital. This law may require many banks to raise new Tier 1 capital and is expected to effectively close the trust-preferred securities markets from offering new issuances in the future. As a result of this legislation, our third-party pricing service noted that they were no longer to able to provide reliable fair value estimates related to these liabilities given the absence of observable or comparable transactions in the market place in recent history or as anticipated into the future.

Due to inactivity in the junior subordinated debenture market and the inability to obtain observable quotes of our, or similar, junior subordinated debenture liabilities or the related trust preferred securities when traded as assets, we utilize an income approach valuation technique to determine the fair value of these liabilities using our estimation of market discount rate assumptions. The Company monitors activity in the trust preferred and related markets, to the extent available, changes related to the current and anticipated future interest rate environment, and considers our entity-specific creditworthiness, to validate the reasonableness of the credit risk adjusted spread and effective yield utilized in our discounted cash flow model. Additionally, the Company utilizes an external valuation firm to validate the reasonableness of the Company’s assessment of inputs that ultimately determines the estimated fair value of these liabilities. The Company has determined that the underlying inputs and assumptions have not materially changed since that last available third-party valuation.

Absent changes to the significant inputs utilized in the discounted cash flow model used to measure the fair value of these instruments at each reporting period, the cumulative discount for each junior subordinated debenture will reverse over time, ultimately returning the carrying values of these instruments to their notional values at their expected redemption dates, in a manner similar to the effective yield method as if these instruments were accounted for under the amortized cost method. This will result in recognizing losses on junior subordinated debentures carried at fair value on a quarterly basis within non-interest income. For the three and six months ended June 30, 2011 and 2010, we recorded a loss of $547,000 and $1.1 million and no gain and a gain of $6.1 million, respectively, resulting from the change in fair value of the junior subordinated debentures recorded at fair value. Observable activity in the junior subordinated debenture and related markets in future periods may change the effective rate used to discount these liabilities, and could result in additional fair value adjustments (gains or losses on junior subordinated debentures measured at fair value) outside the expected periodic change in fair value had the fair value assumptions remained unchanged.

As noted above, the Dodd-Frank Act limits the ability of certain bank holding companies to treat trust preferred security debt issuances as Tier 1 capital. As the Company had less than $15 billion in assets at December 31, 2009, under the Dodd-Frank Act, the Company will be able to continue to include its existing trust preferred securities, less the common stock of the Trusts, in Tier 1 capital. At June 30, 2011, the Company’s restricted core capital elements were 18% of total core capital, net of goodwill and any associated deferred tax liability.

Additional information regarding junior subordinated debentures measured at fair value is included in Note 16 of the Notes to Condensed Consolidated Financial Statements.

All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of June 30, 2011, under guidance issued by the Board of Governors of the Federal Reserve System. Additional information regarding the terms of the junior subordinated debentures, including maturity/redemption dates, interest rates and the fair value election, is included in Note 9 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CASH FLOW

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance. Public deposits represent 9.8% of total deposits at June 30, 2011 and 10.3% at December 31, 2010. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state’s risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $1.6 billion at June 30, 2011 subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $433.8 million subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $130.0 million at June 30, 2011. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. There were $5.0 million of dividends paid by the Bank to the Company in the six months ended June 30, 2011. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to fund its quarterly cash dividend distributions to common shareholders and meet its ongoing cash obligations, which consist principally of debt service on the $230.1 million (issued amount) of outstanding junior subordinated debentures. As of June 30, 2011, the Company did not have any borrowing arrangements of its own.

As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $127.7 million during the six months ended June 30, 2011. The difference between cash provided by operating activities and net income largely consisted of non-cash items including a $41.6 million provision for covered and non-covered loan and lease losses.

Net cash of $258.0 million used by investing activities consisted principally of $690.7 million of purchases of investment securities available for sale, net non-covered loan originations of $136.6 million and $16.9 million of purchases of premises and equipment, partially offset by proceeds from investment securities available for sale of $441.7 million, net proceeds from the FDIC indemnification asset of $48.9 million, net covered loan paydowns of $63.4 million, proceeds from the sale of non-covered other real estate owned of $17.0 million, and proceeds from the sale of covered other real estate owned of $7.4 million.

Net cash of $257.9 million used by financing activities primarily consisted of $286.9 million decrease in net deposits, and $11.5 million of dividends paid on common stock, and $5.0 million repayment of term debt, partially offset by $47.1 million increase in net securities sold under agreements to repurchase.

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

OFF-BALANCE-SHEET ARRANGEMENTS

Information regarding Off-Balance-Sheet Arrangements is included in Note 10 of the Notes to Condensed Consolidated Financial Statements.

CONCENTRATIONS OF CREDIT RISK

Information regarding Concentrations of Credit Risk is included in Note 10 of the Notes to Condensed Consolidated Financial Statements.

CAPITAL RESOURCES

Shareholders’ equity at June 30, 2011 was $1.7 billion, an increase of $31.8 million from December 31, 2010. The increase in shareholders’ equity during the six months ended June 30, 2011 was principally due to net income of $31.3 million for the six month period, offset by common stock dividends of $11.5 million.

The following table shows Umpqua Holdings’ consolidated and Umpqua Bank’s capital adequacy ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a “well-capitalized” institution at June 30, 2011 and December 31, 2010:

(dollars in thousands)

	Actual		For Capital Adequacy purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2011
Total Capital (to Risk Weighted Assets)
Consolidated	$1,279,655	17.48%	$585,654	8.00%	$732,068	10.00%
Umpqua Bank	$1,123,234	15.35%	$585,399	8.00%	$731,749	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$1,188,019	16.22%	$292,976	4.00%	$439,464	6.00%
Umpqua Bank	$1,031,675	14.10%	$292,674	4.00%	$439,011	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	$1,188,019	10.96%	$433,584	4.00%	$541,979	5.00%
Umpqua Bank	$1,031,675	9.52%	$433,477	4.00%	$541,846	5.00%

As of December 31, 2010:
Total Capital (to Risk Weighted Assets)
Consolidated	$1,253,333	17.62%	$569,050	8.00%	$711,313	10.00%
Umpqua Bank	$1,085,839	15.27%	$568,874	8.00%	$711,093	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$1,164,226	16.36%	$284,652	4.00%	$426,978	6.00%
Umpqua Bank	$996,798	14.02%	$284,393	4.00%	$426,590	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	$1,164,226	10.56%	$440,995	4.00%	$551,243	5.00%
Umpqua Bank	$996,798	9.04%	$441,061	4.00%	$551,326	5.00%

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

On April 22, 2011, the Company announced that the Board of Directors approved an extension to the expiration date of the common stock repurchase plan from June 30, 2011 to June 30, 2013. As of June 30, 2011, a total of 1.4 million shares remained available for repurchase. There were 120,350 shares repurchased under the repurchase plan during second quarter of 2011. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan. However, there are no longer limitations resulting from the Company’s participation in the TARP CPP. In addition, our stock plans provide that option and restricted stock award holders may pay for the exercise price and tax withholdings in part or whole by tendering previously held shares.

The Company’s dividend policy considers, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth to determine the amount of dividends declared, if any, on a quarterly basis. There is no assurance that future cash dividends on common shares will be declared or increased. The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three and six months ended June 30, 2011 and 2010:

Cash Dividends and Payout Ratios per Common Share

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Dividend declared per common share	$0.05	$0.05	$0.10	$0.10
Dividend payout ratio	33%	167%	37%	NM

NM - Not meaningful

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of June 30, 2011 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.	Controls and Procedures

Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic SEC filings. The disclosure controls and procedures were last evaluated by management as of June 30, 2011.

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

In May 2011 a putative stockholders derivative action was filed in the U.S. District Court for the District of Oregon by Plumbers Local No. 137 Pension Fund and Laborers’ Local #231 Pension Fund naming Umpqua’s present directors, certain executive officers and PricewaterhouseCoopers LLP (PwC) as defendants and Umpqua as nominal party. The complaint alleges claims for breach of fiduciary duty and duty of loyalty against the directors for approving 2010 executive compensation and for unjust enrichment against the executive officers. The suit seeks unspecified money damages, the return to the Company of any excessive 2010 executive compensation, and the imposition of controls to eliminate any excessive executive compensation, as well as the plaintiffs’ costs and attorney fees. No monetary relief is sought against Umpqua, but the company has obligations to indemnify directors and executive officers in certain circumstances. Umpqua’s directors and executive officers have filed a motion to dismiss the suit. The plaintiffs voluntarily dismissed PwC from the suit.

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

The Dodd-Frank Act and other recent legislative and regulatory initiatives contain numerous provisions and requirements that will detrimentally affect the Company’s business.

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

Effective October 1, 2011, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is the sum of $0.21 per transaction plus 5 basis points multiplied by the value of the transaction. The rule allows for an upward adjustment of no more than $0.01 if the issuer develops and implements policies and procedures reasonably designed to achieve fraud-prevention standards. This represents an approximate 50% decrease in interchange revenue on an average transaction. Effective July 21, 2011, Regulation Q, which prohibited the payment of interest on demand deposit account, was repealed and we anticipate that this will result in increased interest expense.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2011:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
4/1/11 - 4/30/11	4,138	$11.57	-	1,542,945
5/1/11 - 5/31/11	1,039	$11.70	-	1,542,945
6/1/11 - 6/30/11	12	$11.09	120,350	1,422,595

Total for quarter	5,189	$11.59	120,350

(1)	Common shares repurchased by the Company during the quarter consisted 120,350 shares repurchased pursuant to the Company’s publicly announced corporate stock repurchase plan described in (2) below, the cancellation of 1,081 restricted stock awards to pay withholding taxes, and 4,108 shares tendered in connection with option exercises.
(2)	The repurchase plan, which was approved by the Board and announced in August 2003, originally authorized the repurchase of up to 1.0 million shares. Prior to 2008, the authorization was amended to increase the repurchase limit to 6.0 million shares. On April 21, 2009, the Company announced an extension of the plan’s expiration date to June 30, 2011. On April 22, 2011, the Company announced a further extension of the plan’s expiration date to June 30, 2013.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	(Removed and Reserved)

Item 5.	Other Information

(a)	Not Applicable

(b)	Not Applicable

Item 6.	Exhibits

The exhibits filed as part of this Report and exhibits incorporated herein by reference to other documents are listed in the Exhibit Index to this Report, which follows the signature page.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UMPQUA HOLDINGS CORPORATION
(Registrant)

Dated August 5, 2011	/s/ Raymond P. Davis
Raymond P. Davis
President and Chief Executive Officer

Dated August 5, 2011	/s/ Ronald L. Farnsworth
Ronald L. Farnsworth
Executive Vice President/ Chief Financial Officer and Principal Financial Officer

Dated August 5, 2011	/s/ Neal T. McLaughlin
Neal T. McLaughlin
Executive Vice President/Treasurer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit

3.1	(a)	Restated Articles of Incorporation.

3.2	(b)	Bylaws, as amended.

4.1	(c)	Specimen Stock Certificate.

10.1	(d)	Form of Amendment No. 1 to Nonqualified Stock Option Agreements between the Company and Executive Officers that were originally issued January 31, 2011.

10.2	(e)	Form of Amendment No. 1 to Restricted Stock Agreements between the Company and Executive Officers that were originally issued January 31, 2011.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS XBRL Instance Document *

101. SCH XBRL Taxonomy Extension Schema Document *

101. CAL XBRL Taxonomy Extension Calculation Linkbase Document *

101. DEF XBRL Taxonomy Extension Definition Linkbase Document *

101. LAB XBRL Taxonomy Extension Label Linkbase Document *

101. PRE XBRL Taxonomy Extension Presentation Linkbase Document *

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.
(a)	Incorporated by reference to Exhibit 3.1 to Form 10-Q filed May 7, 2010.
(b)	Incorporated by reference to Exhibit 3.2 to Form 8-K filed April 22, 2008.
(c)	Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 (No. 333-77259) filed April 28, 1999.
(d)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed June 20, 2011.
(e)	Incorporated by reference to Exhibit 10.2 to Form 8-K filed June 20, 2011.