Form 10-Q
period 2011-09-30
UMPQUA HOLDINGS CORP
filed 2011-11-04
CIK 1077771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended: September 30, 2011

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

Common stock, no par value: 114,539,105 shares outstanding as of October 31, 2011

UMPQUA HOLDINGS CORPORATION

FORM 10-Q

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except shares)

	September 30, 2011	December 31, 2010
ASSETS
Cash and due from banks	$151,548	$111,946
Interest bearing deposits	767,617	891,634
Temporary investments	552	545

Total cash and cash equivalents	919,717	1,004,125
Investment securities
Trading, at fair value	2,481	3,024
Available for sale, at fair value	3,090,064	2,919,180
Held to maturity, at amortized cost	4,877	4,762
Loans held for sale	94,295	75,626
Non-covered loans and leases	5,828,114	5,658,987
Allowance for non-covered loan and lease losses	(92,932)	(101,921)

Non-covered loans and leases, net	5,735,182	5,557,066
Covered loans and leases, net of allowance of $14,423 and $2,721	672,130	785,898
Restricted equity securities	32,709	34,475
Premises and equipment, net	146,887	136,599
Goodwill and other intangible assets, net	678,448	681,969
Mortgage servicing rights, at fair value	16,612	14,454
Non-covered other real estate owned	34,787	32,791
Covered other real estate owned	23,039	29,863
FDIC indemnification asset	106,378	146,413
Other assets	215,277	242,465

Total assets	$11,772,883	$11,668,710

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$1,940,865	$1,616,687
Interest bearing	7,463,545	7,817,118

Total deposits	9,404,410	9,433,805
Securities sold under agreements to repurchase	146,361	73,759
Term debt	256,198	262,760
Junior subordinated debentures, at fair value	82,324	80,688
Junior subordinated debentures, at amortized cost	102,624	102,866
Other liabilities	85,846	72,258

Total liabilities	10,077,763	10,026,136

COMMITMENTS AND CONTINGENCIES (NOTE 10)

SHAREHOLDERS’ EQUITY
Common stock, no par value, 200,000,000 shares authorized; issued and outstanding: 114,538,536 in 2011 and 114,536,814 in 2010	1,541,753	1,540,928
Retained earnings	110,237	76,701
Accumulated other comprehensive income	43,130	24,945

Total shareholders’ equity	1,695,120	1,642,574

Total liabilities and shareholders’ equity	$11,772,883	$11,668,710

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
INTEREST INCOME
Interest and fees on loans	$101,991	$112,652	$303,818	$300,600
Interest and dividends on investment securities
Taxable	21,932	17,421	68,323	49,065
Exempt from federal income tax	2,136	2,221	6,479	6,655
Dividends	2	6	9	9
Interest on temporary investments and interest bearing deposits	466	646	1,207	1,590

Total interest income	126,527	132,946	379,836	357,919
INTEREST EXPENSE
Interest on deposits	14,579	19,913	44,943	57,165
Interest on securities sold under agreement to repurchase and federal funds purchased	152	136	405	382
Interest on term debt	2,332	2,533	6,922	6,832
Interest on junior subordinated debentures	1,930	2,047	5,769	5,871

Total interest expense	18,993	24,629	58,039	70,250

Net interest income	107,534	108,317	321,797	287,669
PROVISION FOR NON-COVERED LOAN AND LEASE LOSSES	9,089	24,228	39,578	96,101
PROVISION FOR COVERED LOAN AND LEASE LOSSES	4,420	667	15,443	667

Net interest income after provision for loan and lease losses	94,025	83,422	266,776	190,901
NON-INTEREST INCOME
Service charges on deposit accounts	8,849	8,756	25,210	26,706
Brokerage commissions and fees	3,115	2,609	9,768	8,387
Mortgage banking revenue, net	7,084	7,138	17,166	13,825
Gain on investment securities, net
Gain on sale of investment securities, net	1,813	2,331	7,491	2,331
Total other-than-temporary impairment losses	-	(37)	(110)	(42)
Portion of other-than-temporary impairment losses transferred from other comprehensive income	-	(7)	38	(290)

Total gain on investment securities, net	1,813	2,287	7,419	1,999
(Loss) gain on junior subordinated debentures carried at fair value	(554)	(554)	(1,643)	5,534
Bargain purchase gain on acquisition	-	-	-	6,437
Change in FDIC indemnification asset	1,611	(11,948)	(1,035)	(11,075)
Other income	2,860	3,845	9,105	8,930

Total non-interest income	24,778	12,133	65,990	60,743
NON-INTEREST EXPENSE
Salaries and employee benefits	45,023	42,964	133,441	118,808
Net occupancy and equipment	12,803	11,448	37,867	33,596
Communications	2,791	2,480	8,397	7,300
Marketing	2,007	2,468	4,656	5,191
Services	6,089	5,507	17,997	16,253
Supplies	686	1,177	2,310	2,906
FDIC assessments	1,867	3,910	8,561	10,909
Net loss on non-covered other real estate owned	2,289	663	8,967	3,542
Net loss (gain) on covered other real estate owned	4,755	(980)	5,778	(2,500)
Intangible amortization	1,222	1,356	3,724	4,032
Merger related expenses	51	1,643	303	5,718
Other expenses	6,641	12,534	21,631	24,119

Total non-interest expense	86,224	85,170	253,632	229,874
Income before provision for income taxes	32,579	10,385	79,134	21,770
Provision for income taxes	10,717	2,194	26,020	1,602

Net income	$21,862	$8,191	$53,114	$20,168

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)

(UNAUDITED)

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income	$21,862	$8,191	$53,114	20,168
Preferred stock dividends	-	-	-	12,192
Dividends and undistributed earnings allocated to participating securities	105	18	253	49

Net earnings available to common shareholders	$21,757	$8,173	$52,861	$7,927

Earnings per common share:
Basic	$0.19	$0.07	$0.46	$0.07
Diluted	$0.19	$0.07	$0.46	$0.07
Weighted average number of common shares outstanding:
Basic	114,540	114,528	114,576	105,695
Diluted	114,691	114,760	114,769	105,924

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except shares)

	Preferred Stock	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total
		Shares	Amount
BALANCE AT JANUARY 1, 2010	$204,335	86,785,588	$1,253,288	$83,939	$24,955	$1,566,517
Net income				28,326		28,326
Other comprehensive loss, net of tax					(10)	(10)

Comprehensive income						$28,316

Issuance of common stock		8,625,000	89,786			89,786
Stock-based compensation			3,505			3,505
Stock repurchased and retired		(22,541)	(284)			(284)
Issuances of common stock under stock plans and related net tax benefit		173,767	844			844
Redemption of preferred stock issued to U.S. Treasury	(214,181)					(214,181)
Issuance of preferred stock	198,289					198,289
Conversion of preferred stock to common stock	(198,289)	18,975,000	198,289			-
Amortization of discount on preferred stock	9,846			(9,846)		-
Dividends declared on preferred stock				(3,686)		(3,686)
Repurchase of warrants issued to U.S. Treasury			(4,500)			(4,500)
Cash dividends on common stock ($0.20 per share)				(22,032)		(22,032)

Balance at December 31, 2010	$-	114,536,814	$1,540,928	$76,701	$24,945	$1,642,574

BALANCE AT JANUARY 1, 2011	$-	114,536,814	$1,540,928	$76,701	$24,945	$1,642,574
Net income				53,114		53,114
Other comprehensive income, net of tax					18,185	18,185

Comprehensive income						$71,299

Stock-based compensation			2,930			2,930
Stock repurchased and retired		(180,491)	(2,061)			(2,061)
Issuances of common stock under stock plans and related net tax deficiencies		182,213	(44)			(44)
Cash dividends on common stock ($0.17 per share)				(19,578)		(19,578)

Balance at September 30, 2011	$-	114,538,536	$1,541,753	$110,237	$43,130	$1,695,120

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income	$21,862	$8,191	$53,114	$20,168

Available for sale securities:
Unrealized gains (losses) arising during the period	12,065	(7,976)	37,714	20,117
Reclassification adjustment for net gains realized in earnings (net of tax expense of $725 and $932 for the three months and net of tax expense of $2,996 and $932 for the nine months ended September 30, 2011 and 2010, respectively)	(1,088)	(1,399)	(4,495)	(1,399)
Income tax (expense) benefit related to unrealized gains (losses)	(4,826)	3,190	(15,086)	(8,047)

Net change in unrealized gains (losses)	6,151	(6,185)	18,133	10,671

Held to maturity securities:
Unrealized gains (losses) related to factors other than credit (net of tax expense of $70 for the three months ended September 30, 2010, and tax benefit of $30 and tax expense of $139 for the nine months ended September 30, 2011 and 2010, respectively)	-	105	(45)	208
Reclassification adjustment for impairments realized in net income (net of tax benefit of $18 for the three months ended September 30, 2010, and tax benefit of $20 and $133 for the nine months ended September 30, 2011 and 2010, respectively)	-	26	30	199
Accretion of unrealized losses related to factors other than credit to investment securities held to maturity (net of tax benefit of $17 and $26 for the three months ended September 30, 2011 and 2010, and tax benefit of $44 and $100 for the nine months ended September 30, 2011 and 2010, respectively)	25	39	67	150

Net change in unrealized losses related to factors other than credit	25	170	52	557

Other comprehensive income (loss), net of tax	6,176	(6,015)	18,185	11,228

Comprehensive income	$28,038	$2,176	$71,299	$31,396

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine months ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$53,114	$20,168
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premiums, net	24,582	12,230
Gain on sale of investment securities, net	(7,491)	(2,331)
Other-than-temporary impairment on investment securities held to maturity	72	332
Loss on sale of non-covered other real estate owned	1,449	1,379
Gain on sale of covered other real estate owned	(1,469)	(3,425)
Valuation adjustment on non-covered other real estate owned	7,518	2,163
Valuation adjustment on covered other real estate owned	7,247	925
Provision for non-covered loan and lease losses	39,578	96,101
Provision for covered loan and lease losses	15,443	667
Bargain purchase gain on acquisition	-	(6,437)
Change in FDIC indemnification asset	1,035	11,075
Depreciation, amortization and accretion	9,454	9,121
Increase in mortgage servicing rights	(4,100)	(3,624)
Change in mortgage servicing rights carried at fair value	1,942	2,857
Change in junior subordinated debentures carried at fair value	1,636	(5,520)
Stock-based compensation	2,930	2,627
Net decrease in trading account assets	543	118
Gain on sale of loans	(6,585)	(9,282)
Origination of loans held for sale	(518,915)	(454,662)
Proceeds from sales of loans held for sale	506,831	439,663
Excess tax benefits from the exercise of stock options	(4)	(56)
Change in other assets and liabilities:
Net decrease in other assets	(4,066)	20,723
Net increase in other liabilities	11,905	4,030

Net cash provided by operating activities	142,649	138,842

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(822,898)	(1,004,194)
Purchases of investment securities held to maturity	(1,573)	-
Proceeds from investment securities available for sale	665,131	262,067
Proceeds from investment securities held to maturity	1,486	1,080
Redemption of restricted equity securities	1,766	282
Net non-covered loan and lease (originations) paydowns	(249,199)	144,292
Net covered loan and lease paydowns	75,791	70,698
Proceeds from sales of non-covered loans	9,262	35,463
Proceeds from disposals of furniture and equipment	199	1,100
Purchases of premises and equipment	(23,137)	(40,978)
Net proceeds from FDIC indemnification asset	57,885	24,103
Proceeds from sales of non-covered other real estate owned	25,691	18,867
Proceeds from sales of covered other real estate owned	12,550	9,544
Proceeds from sale of acquired insurance portfolio	-	5,150
Cash acquired in merger, net of cash consideration paid	-	179,046

Net cash used by investing activities	(247,046)	(293,480)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

(in thousands)

	Nine months ended September 30,
	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposit liabilities	(28,606)	713,503
Net increase in securities sold under agreements to repurchase	72,602	10,153
Repayment of term debt	(5,000)	(161,968)
Redemption of preferred stock	-	(214,181)
Proceeds from issuance of preferred stock	-	198,289
Net proceeds from issuance of common stock	-	89,786
Redemption of warrants	-	(4,500)
Dividends paid on preferred stock	-	(3,686)
Dividends paid on common stock	(17,260)	(14,882)
Excess tax benefits from stock based compensation	4	56
Proceeds from stock options exercised	310	977
Retirement of common stock	(2,061)	(282)

Net cash provided by financing activities	19,989	613,265

Net (decrease) increase in cash and cash equivalents	(84,408)	458,627
Cash and cash equivalents, beginning of period	1,004,125	605,413

Cash and cash equivalents, end of period	$919,717	$1,064,040

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$62,680	$71,887
Income taxes	$24,133	$175

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Change in unrealized gains on investment securities available for sale, net of taxes	$18,133	$10,671
Change in unrealized losses on investment securities held to maturity related to factors other than credit, net of taxes	$52	$557
Cash dividend declared on common and preferred stock and payable after period-end	$8,056	$5,743
Transfer of non-covered loans to non-covered other real estate owned	$36,654	$29,867
Transfer of covered loans to covered other real estate owned	$11,924	$10,453
Transfer from FDIC indemnification asset to due from FDIC and other	$39,000	$25,984
Receivable from sales of covered other real estate owned	$420	$-
Transfer of covered loans to non-covered loans	$10,610	$-
Conversion of preferred stock to common stock	$-	$198,289
Acquisitions:
Assets acquired	$-	$1,512,048
Liabilities assumed	$-	$1,505,611

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

The accounting and financial reporting policies of Umpqua Holdings Corporation (referred to in this report as “we”, “our” or “the Company”) conform to accounting principles generally accepted in the United States of America. The accompanying interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Umpqua Bank (“Bank”), and Umpqua Investments, Inc. (“Umpqua Investments”). All material inter-company balances and transactions have been eliminated. The consolidated financial statements have not been audited. In preparing these financial statements, the Company has evaluated events and transactions subsequent to September 30, 2011 for potential recognition or disclosure. A more detailed description of our accounting policies is included in the 2010 Annual Report filed on Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the 2010 Annual Report filed on Form 10-K.

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

The operations of Evergreen and Rainier are included in our operating results from January 23, 2010 and February 27, 2010, respectively, and added combined revenue of $13.3 million and $36.4 million, non-interest expense of $9.2 million and $18.7 million, and earnings of $2.5 million and $10.7 million, net of tax, for the three and nine months ended September 30, 2011, and added combined revenue of $8.7 million and $31.4 million, non-interest expense of $6.6 million and $17.9 million, and earnings of $1.3 million and $8.9 million, net of tax, for the three and nine months ended September 30, 2010, respectively. These operating results include a bargain purchase gain of $6.4 million, which is not indicative of future operating results. Evergreen’s and Rainiers’s results of operations prior to the acquisition are not included in our operating results. Merger-related expenses of none and $88,000 for the three and nine months ended September 30, 2011, respectively, and $748,000 and $4.1 million for the three and nine months ended September 30, 2010, respectively, have been incurred in connection with these acquisitions and recognized in a separate line item on the Condensed Consolidated Statements of Operations.

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

The operations of Nevada Security are included in our operating results from June 19, 2010, and added revenue of $5.9 million and $14.3 million, non-interest expense of $2.8 million and $8.9 million, and income of $850,000 and $648,000, net of tax, for the three and nine months ended, September 30, 2011 and revenue of $3.9 million and $4.4 million, non-interest expense of $3.0 million and $3.6 million, and earnings of $578,000 and $544,000, net of tax, for the three and nine months ended, September 30, 2010, respectively. Nevada Security’s results of operations prior to the acquisition are not included in our operating results. Merger-related expenses of none and $101,000 for the three and nine months ended September 30, 2011, respectively, and $741,000 and $1.1 million for the three and nine months ended September 30, 2010, respectively, have been incurred in connection with the acquisition of Nevada Security and recognized as a separate line item on the Condensed Consolidated Statements of Operations.

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

In the Rainier acquisition, cost basis net liabilities of $50.3 million and a cash payment received from the FDIC of $59.4 million were transferred to the Company. The goodwill represents the excess of the estimated fair value of the liabilities assumed over the estimated fair value of the assets acquired. Goodwill of $27.6 million and core deposit intangible assets of $1.1 million recognized are deductible for income tax purposes.

In the Nevada Security acquisition, cost basis net assets of $53.6 million were transferred to the Company and a cash payment of $30.0 million was made to the FDIC. The goodwill represents the excess of the estimated fair value of the liabilities assumed over the estimated fair value of the assets acquired. Goodwill of $36.8 million and core deposit intangible assets of $322,000 recognized are deductible for income tax purposes.

The Bank did not immediately acquire all the real estate, banking facilities, furniture or equipment of Evergreen, Rainier, or Nevada Security as part of the purchase and assumption agreements. Rather, the Bank was granted the option to purchase or lease the real estate and furniture and equipment from the FDIC. The term of this option expired 90 days from the acquisition dates. Acquisition costs of the real estate and furniture and equipment are based on current mutually agreed upon appraisals. Umpqua exercised the right to purchase approximately $344,000 of furniture and equipment for Evergreen, $26.3 million of real estate and furniture and equipment for Rainier, and $2.0 million of real estate and furniture and equipment for Nevada Security. The Bank had the option to purchase one store location as part of the Nevada Security acquisition and purchased it in the second quarter of 2011.

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

Note 3 – Investment Securities

The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at September 30, 2011 and December 31, 2010:

September 30, 2011

(in thousands)

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$117,313	$1,450	$(1)	$118,762
Obligations of states and political subdivisions	209,026	15,053	-	224,079
Residential mortgage-backed securities and collateralized mortgage obligations	2,688,976	58,125	(2,098)	2,745,003
Other debt securities	152	-	(14)	138
Investments in mutual funds and other equity securities	1,959	123	-	2,082

	$3,017,426	$74,751	$(2,113)	$3,090,064

HELD TO MATURITY:
Obligations of states and political subdivisions	$1,335	$2	$-	$1,337
Residential mortgage-backed securities and collateralized mortgage obligations	3,542	129	(174)	3,497

	$4,877	$131	$(174)	$4,834

December 31, 2010

(in thousands)

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$117,551	$1,239	$(1)	$118,789
Obligations of states and political subdivisions	213,129	4,985	(1,388)	216,726
Residential mortgage-backed securities and collateralized mortgage obligations	2,543,974	57,506	(19,976)	2,581,504
Other debt securities	152	-	-	152
Investments in mutual funds and other equity securities	1,959	50	-	2,009

	$2,876,765	$63,780	$(21,365)	$2,919,180

HELD TO MATURITY:
Obligations of states and political subdivisions	$2,370	$5	$-	$2,375
Residential mortgage-backed securities and collateralized mortgage obligations	2,392	216	(209)	2,399

	$4,762	$221	$(209)	$4,774

Investment securities that were in an unrealized loss position as of September 30, 2011 and December 31, 2010 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

September 30, 2011

(in thousands)

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

AVAILABLE FOR SALE:
U.S. Treasury and agencies	$-	$-	$91	$1	$91	$1
Residential mortgage-backed securities and collateralized mortgage obligations	342,891	1,991	22,261	107	365,152	2,098
Other debt securities	-	-	137	14	137	14

Total temporarily impaired securities	$342,891	$1,991	$22,489	$122	$365,380	$2,113

HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$-	$-	$868	$174	$868	$174

Total temporarily impaired securities	$-	$-	$868	$174	$868	$174

December 31, 2010
(in thousands)
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

AVAILABLE FOR SALE:
U.S. Treasury and agencies	$-	$-	$110	$1	$110	$1
Obligations of states and political subdivisions	60,110	1,366	1,003	22	61,113	1,388
Residential mortgage-backed securities and collateralized mortgage obligations	1,238,483	19,968	1,539	8	1,240,022	19,976

Total temporarily impaired securities	$1,298,593	$21,334	$2,652	$31	$1,301,245	$21,365

HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$-	$-	$658	$209	$658	$209

Total temporarily impaired securities	$-	$-	$658	$209	$658	$209

All of the available for sale residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at September 30, 2011 are issued or guaranteed by governmental agencies. The unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

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

The following tables present the OTTI losses for the three and nine months ended September 30, 2011 and 2010:

(in thousands)

	Three months ended September 30,
	2011	2010
Total other-than-temporary impairment losses	$-	$37
Portion of other-than-temporary impairment losses transferred from in other comprehensive income (1)	-	7

Net impairment losses recognized in earnings (2)	$-	$44

	Nine months ended September 30,
	2011	2010
Total other-than-temporary impairment losses	$110	$42
Portion of other-than-temporary impairment losses (recognized in) transferred from other comprehensive income (1)	(38)	290

Net impairment losses recognized in earnings (2)	$72	$332

(1)	Represents other-than-temporary impairment losses related to all other factors.
(2)	Represents other-than-temporary impairment losses related to credit losses.

The OTTI recognized on investment securities held to maturity relate to non-agency residential collateralized mortgage obligations. Each of these securities holds various levels of credit subordination. The underlying mortgage loans of these securities were originated from 2003 through 2007. At origination, the weighted average loan-to-value of the underlying mortgages was 69%; the underlying borrowers had weighted average FICO scores of 731, and 59% were limited documentation loans. These securities are valued by third-party pricing services using matrix or model pricing methodologies and were corroborated by broker indicative bids. We estimate cash flows of the underlying collateral for each security considering credit, interest and prepayment risk models that incorporate management’s estimate of projected key assumptions including prepayment rates, collateral default rates and loss severity. Assumptions utilized vary from security to security, and are influenced by factors such as loan interest rates, geographic location, borrower characteristics and vintage, and historical experience. We then used a third party to obtain information about the structure of each security, including subordination and other credit enhancements, in order to determine how the underlying collateral cash flows will be distributed to each security issued in the structure. These cash flows are then discounted at the interest rate used to recognize interest income on each security. We review the actual collateral performance of these securities on a quarterly basis and update the inputs as appropriate to determine the projected cash flows. The following table presents a summary of the significant inputs utilized to measure management’s estimate of the credit loss component on these non-agency collateralized mortgage obligations as of September 30, 2011 and 2010:

	2011			2010
	Range		Weighted	Range		Weighted
	Minimum	Maximum	Average	Minimum	Maximum	Average
Constant prepayment rate	5.0%	20.0%	14.1%	4.0%	25.0%	14.9%
Collateral default rate	5.0%	55.0%	14.3%	8.0%	45.0%	16.8%
Loss severity	30.0%	65.0%	39.8%	20.0%	50.0%	34.6%

The following table presents a roll forward of the credit loss component of held to maturity debt securities that have been written down for OTTI with the credit loss component recognized in earnings and the remaining impairment loss related to all other factors recognized in OCI for the three and nine months ended September 30, 2011 and 2010:

(in thousands)

	Three months ended September 30,
	2011	2010
Balance, beginning of period	$12,850	$12,652
Subsequent OTTI credit losses	-	44
Reductions:
Securities sold, matured or paid-off	(1,016)	-

Balance, end of period	$11,834	$12,696

(in thousands)

	Nine months ended September 30,
	2011	2010
Balance, beginning of period	$12,778	$12,364
Subsequent OTTI credit losses	72	332
Reductions:
Securities sold, matured or paid-off	(1,016)	-

Balance, end of period	$11,834	$12,696

The following table presents the maturities of investment securities at September 30, 2011:

(in thousands)

	Available For Sale		Held To Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AMOUNTS MATURING IN:
Three months or less	$12,717	$12,783	$85	$85
Over three months through twelve months	265,185	269,926	-	-
After one year through five years	2,079,869	2,125,689	1,475	1,532
After five years through ten years	598,435	617,997	1,021	929
After ten years	59,261	61,587	2,296	2,288
Other investment securities	1,959	2,082	-	-

	$3,017,426	$3,090,064	$4,877	$4,834

The amortized cost and fair value of collateralized mortgage obligations and mortgage-backed securities are presented by expected average life, rather than contractual maturity, in the preceding table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay underlying loans without prepayment penalties.

The following table presents the gross realized gains and gross realized losses on the sale of securities available for sale for the three and nine months ended September 30, 2011 and 2010:

(in thousands)

	Three months ended September 30, 2011		Three months ended September 30, 2010
	Gains	Losses	Gains	Losses
Residential mortgage-backed securities and collateralized mortgage obligations	$1,827	$14	$2,331	$-

	$1,827	$14	$2,331	$-

	Nine months ended September 30, 2011		Nine months ended September 30, 2010
	Gains	Losses	Gains	Losses
U.S. Treasury and agencies	$-	$-	$-	$1
Obligations of states and political subdivisions	7	-	2	1
Residential mortgage-backed securities and collateralized mortgage obligations	8,301	817	2,331	-

	$8,308	$817	$2,333	$2

The following table presents, as of September 30, 2011, investment securities which were pledged to secure borrowings and public deposits as permitted or required by law:

(in thousands)

	Amortized Cost	Fair Value
To Federal Home Loan Bank to secure borrowings	$199,008	$207,574
To state and local governments to secure public deposits	560,043	583,556
Other securities pledged	201,504	205,411

Total pledged securities	$960,555	$996,541

Note 4 – Non-covered Loans and Leases

The following table presents the major types of non-covered loans recorded in the balance sheets as of September 30, 2011 and December 31, 2010:

(in thousands)

	September 30, 2011	December 31, 2010
Commercial real estate
Term & multifamily	$3,542,974	$3,483,475
Construction & development	175,278	247,814
Residential development	103,668	147,813
Commercial
Term	613,571	509,453
LOC & other	815,568	747,419
Residential
Mortgage	281,131	222,416
Home equity loans & lines	275,041	278,585
Consumer & other	32,133	33,043

Total	5,839,364	5,670,018
Deferred loan fees, net	(11,250)	(11,031)

Total	$5,828,114	$5,658,987

As of September 30, 2011, loans totaling $5.1 billion were pledged to secure borrowings and available lines of credit.

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

Management believes that the ALLL was adequate as of September 30, 2011. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 80% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses. The U.S. recession, the housing market downturn, and declining real estate values in our markets have negatively impacted aspects of our residential development, commercial real estate, commercial construction and commercial loan portfolios. A continued deterioration in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan and lease losses.

The reserve for unfunded commitments (“RUC”) is established to absorb inherent losses associated with our commitment to lend funds, such as with a letter or line of credit. The adequacy of the ALLL and RUC are monitored on a regular basis and are based on management's evaluation of numerous factors. For each portfolio segment, these factors include:

•	The quality of the current loan portfolio;

•	The trend in the loan portfolio’s risk ratings;

•	Current economic conditions;

•	Loan concentrations;

•	Loan growth rates;

•	Past-due and non-performing trends;

•	Evaluation of specific loss estimates for all significant problem loans;

•	Historical short (one year), medium (three year), and long-term charge-off rates;

•	Recovery experience;

•	Peer comparison loss rates.

There have been no significant changes to the Bank’s methodology or policies in the periods presented.

Activity in the Non-Covered Allowance for Loan and Lease Losses

The following tables summarizes activity related to the allowance for non-covered loan and lease losses by non-covered loan portfolio segment for the three and nine months ended September 30, 2011 and 2010, respectively:

(in thousands)

	Three Months Ended September 30, 2011
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Unallocated	Total
Balance, beginning of period	$61,982	$23,750	$5,154	$868	$6,041	$97,795
Charge-offs	(8,413)	(6,032)	(1,657)	(351)	-	(16,453)
Recoveries	2,010	346	54	91	-	2,501
Provision	5,913	1,158	3,141	339	(1,462)	9,089

Balance, end of period	$61,492	$19,222	$6,692	$947	$4,579	$92,932

	Three Months Ended September 30, 2010
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Unallocated	Total
Balance, beginning of period	$68,215	$19,847	$9,773	$848	$15,231	$113,914
Charge-offs	(16,311)	(12,586)	(1,873)	(648)	-	(31,418)
Recoveries	883	317	34	140	-	1,374
Provision	18,163	11,908	(283)	596	(6,156)	24,228

Balance, end of period	$70,950	$19,486	$7,651	$936	$9,075	$108,098

	Nine Months Ended September 30, 2011
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Unallocated	Total
Balance, beginning of period	$64,405	$22,146	$5,926	$803	$8,641	$101,921
Charge-offs	(32,728)	(17,387)	(4,586)	(1,238)	-	(55,939)
Recoveries	5,463	1,437	175	297	-	7,372
Provision	24,352	13,026	5,177	1,085	(4,062)	39,578

Balance, end of period	$61,492	$19,222	$6,692	$947	$4,579	$92,932

	Nine Months Ended September 30, 2010
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Unallocated	Total
Balance, beginning of period	$67,281	$24,583	$5,811	$455	$9,527	$107,657
Charge-offs	(51,846)	(45,451)	(3,710)	(1,724)	-	(102,731)
Recoveries	5,479	966	204	422	-	7,071
Provision	50,036	39,388	5,346	1,783	(452)	96,101

Balance, end of period	$70,950	$19,486	$7,651	$936	$9,075	$108,098

The following table presents the allowance and recorded investment in non-covered loans by portfolio segment and balances individually or collectively evaluated for impairment as of September 30, 2011 and 2010, respectively:

(in thousands)

	September 30, 2011
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Unallocated	Total
Allowance for non-covered loans and leases:
Collectively evaluated for impairment	$60,422	$19,219	$6,684	$947	$4,579	$91,851
Individually evaluated for impairment	1,070	3	8	-	-	1,081

Total	$61,492	$19,222	$6,692	$947	$4,579	$92,932

Non-covered loans and leases:
Collectively evaluated for impairment	$3,670,059	$1,400,862	$555,864	$32,133		$5,658,918
Individually evaluated for impairment	151,861	28,277	308	-		180,446

Total	$3,821,920	$1,429,139	$556,172	$32,133		$5,839,364

	September 30, 2010
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Unallocated	Total
Allowance for non-covered loans and leases:
Collectively evaluated for impairment	$69,369	$19,474	$7,458	$936	$9,075	$106,312
Individually evaluated for impairment	1,581	12	193	-		1,786

Total	$70,950	$19,486	$7,651	$936	$9,075	$108,098

Non-covered loans and leases:
Collectively evaluated for impairment	$3,767,697	$1,217,238	$473,679	$35,312		$5,493,926
Individually evaluated for impairment	170,911	39,873	4,489	-		215,273

Total	$3,938,608	$1,257,111	$478,168	$35,312		$5,709,199

The gross non-covered loan and lease balance excludes deferred loans fees of $11.3 million at September 30, 2011 and $10.9 million at September 30, 2010.

Summary of Reserve for Unfunded Commitments Activity

The following tables present a summary of activity in the reserve for unfunded commitments (“RUC”) and unfunded commitments for the three and nine months ended September 30, 2011 and 2010, respectively:

(in thousands)

	Three Months Ended September 30, 2011
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Balance, beginning of period	$61	$705	$169	$53	$988
Net change to other expense	1	(36)	10	8	(17)

Balance, end of period	$62	$669	$179	$61	$971

	Three Months Ended September 30, 2010
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Balance, beginning of period	$41	$510	$136	$47	$734
Net change to other expense	(1)	37	23	4	63

Balance, end of period	$40	$547	$159	$51	$797

	Nine Months Ended September 30, 2011
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Balance, beginning of period	$33	$575	$158	$52	$818
Net change to other expense	29	94	21	9	153

Balance, end of period	$62	$669	$179	$61	$971

	Nine Months Ended September 30, 2010
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Balance, beginning of period	$57	$484	$144	$46	$731
Net change to other expense	(17)	63	15	5	66

Balance, end of period	$40	$547	$159	$51	$797

	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Unfunded loan commitments:
September 30, 2011	$60,906	$640,028	$227,505	$46,000	$974,439
September 30, 2010	40,470	521,819	211,725	44,295	818,309

Non-covered loans sold

In the course of managing the loan portfolio, at certain times, management may decide to sell loans prior to resolution. The following table summarizes loans sold by loan portfolio during the three and nine months ended September 30, 2011 and 2010, respectively:

(in thousands)

	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010
Commercial real estate
Term & multifamily	$2,457	$5,823	$6,341	$16,551
Construction & development	28	1,886	28	3,061
Residential development	-	-	2	5,434
Commercial
Term	-	6,704	151	9,914
LOC & other	-	41	2,740	503

Total	$2,485	$14,454	$9,262	$35,463

Asset Quality and Non-Performing Loans

We manage asset quality and control credit risk through diversification of the non-covered loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices. The Bank's Credit Quality Group is charged with monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures across the Bank. Reviews of non-performing, past due non-covered loans and larger credits, designed to identify potential charges to the allowance for loan and lease losses, and to determine the adequacy of the allowance, are conducted on an ongoing basis. These reviews consider such factors as the financial strength of borrowers, the value of the applicable collateral, loan loss experience, estimated loan losses, growth in the loan portfolio, prevailing economic conditions and other factors.

A loan is considered impaired when based on current information and events, we determine it is probable that we will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. Generally, when loans are identified as impaired they are moved to our Special Assets Division. When we identify a loan as impaired, we measure the loan for potential impairment using discounted cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of collateral, less selling costs. The starting point for determining the fair value of collateral is through obtaining external appraisals. Generally, external appraisals are updated every six to nine months. We obtain appraisals from a pre-approved list of independent, third party, local appraisal firms. Approval and addition to the list is based on experience, reputation, character, consistency and knowledge of the respective real estate market. At a minimum, it is ascertained that the appraiser is: (a) currently licensed in the state in which the property is located, (b) is experienced in the appraisal of properties similar to the property being appraised, (c) is actively engaged in the appraisal work, (d) has knowledge of current real estate market conditions and financing trends, (e) is reputable, and (f) is not on Freddie Mac’s nor the Bank’s Exclusionary List of appraisers and brokers. In certain cases appraisals will be reviewed by our Real Estate Valuation Services group to ensure the quality of the appraisal and the expertise and independence of the appraiser. Upon receipt and review, an external appraisal is utilized to measure a loan for potential impairment. Our impairment analysis documents the date of the appraisal used in the analysis, whether the officer preparing the report deems it current, and, if not, allows for internal valuation adjustments with justification. Typical justified adjustments might include discounts for continued market deterioration subsequent to appraisal date, adjustments for the release of collateral contemplated in the appraisal, or the value of other collateral or consideration not contemplated in the appraisal. An appraisal over one year old in most cases will be considered stale dated and an updated or new appraisal will be required. Any adjustments from appraised value to net realizable value are detailed and justified in the impairment analysis, which is reviewed and approved by senior credit quality officers and the Company's Allowance for Loan and Lease Losses (“ALLL”) Committee. Although an external appraisal is the primary source to value collateral dependent loans, we may also utilize values obtained through purchase and sale agreements, negotiated short sales, broker price opinions, or the sales price of the note. These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. Impairment analyses are updated, reviewed and approved on a quarterly basis at or near the end of each reporting period. Appraisals or other alternative sources of value received subsequent to the reporting period, but prior to our filing of periodic reports, are considered and evaluated to ensure our periodic filings are materially correct and not misleading. Based on these processes, we do not believe there are significant time lapses for the recognition of additional loan loss provisions or charge-offs from the date they become known.

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

The Company has written down impaired, non-accrual loans as of September 30, 2011 to their estimated net realizable value, generally based on disposition value, and expects resolution with no additional material loss, absent further decline in market prices.

Non-Covered Non-Accrual Loans and Loans Past Due

The following table summarizes our non-covered non-accrual loans and loans past due by loan class as of September 30, 2011 and December 31, 2010:

(in thousands)

	September 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing	Total Past Due	Nonaccrual	Current	Total Non-covered Loans and Leases
Commercial real estate
Term & multifamily	$10,707	$19,452	$5,118	$35,277	$46,990	$3,460,707	$3,542,974
Construction & development	-	-	-	-	4,604	170,674	175,278
Residential development	809	510	-	1,319	23,854	78,495	103,668
Commercial
Term	1,828	1,782	12	3,622	8,608	601,341	613,571
LOC & other	4,056	1,836	345	6,237	15,800	793,531	815,568
Residential
Mortgage	1,439	3,026	4,304	8,769	-	272,362	281,131
Home equity loans & lines	2,232	1,366	1,313	4,911	-	270,130	275,041
Consumer & other	109	53	624	786	-	31,347	32,133

Total	$21,180	$28,025	$11,716	$60,921	$99,856	$5,678,587	$5,839,364

Deferred loan fees, net							(11,250)

Total							$5,828,114

	December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing	Total Past Due	Nonaccrual	Current	Total Non-covered Loans and Leases
Commercial real estate
Term & multifamily	$14,596	$8,328	$3,008	$25,932	$49,162	$3,408,381	$3,483,475
Construction & development	2,172	6,726	-	8,898	20,124	218,792	247,814
Residential development	640	-	-	640	34,586	112,587	147,813
Commercial
Term	2,010	932	-	2,942	6,271	500,240	509,453
LOC & other	5,939	1,418	18	7,375	28,034	712,010	747,419
Residential
Mortgage	1,314	1,101	3,372	5,787	-	216,629	222,416
Home equity loans & lines	1,096	1,351	232	2,679	-	275,906	278,585
Consumer & other	361	233	441	1,035	-	32,008	33,043

Total	$28,128	$20,089	$7,071	$55,288	$138,177	$5,476,553	$5,670,018

Deferred loan fees, net							(11,031)

Total							$5,658,987

Non-Covered Impaired Loans

The following table summarizes our impaired non-covered loans by loan class as of September 30, 2011 and December 31, 2010:

(in thousands)

	September 30, 2011
	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no related allowance recorded:
Commercial real estate
Term & multifamily	$57,227	$46,990	$-
Construction & development	28,098	22,061	-
Residential development	44,063	31,416	-
Commercial
Term	14,547	11,798	-
LOC & other	50,384	15,802	-
Residential
Mortgage	-	-	-
Home equity loans & lines	-	-	-
Consumer & other	-	-	-
With an allowance recorded:
Commercial real estate
Term & multifamily	21,320	21,320	650
Construction & development	3,762	2,742	40
Residential development	27,332	27,332	380
Commercial
Term	677	677	3
LOC & other	-	-	-
Residential
Mortgage	178	178	5
Home equity loans & lines	130	130	3
Consumer & other	-	-	-
Total:
Commercial real estate	181,802	151,861	1,070
Commercial	65,608	28,277	3
Residential	308	308	8
Consumer & other	-	-	-

Total	$247,718	$180,446	$1,081

(in thousands)

	December 31, 2010
	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no related allowance recorded:
Commercial real estate
Term & multifamily	$62,605	$49,790	$-
Construction & development	33,091	25,558	-
Residential development	63,859	39,011	-
Commercial
Term	8,024	6,969	-
LOC & other	56,046	19,814	-
Residential
Mortgage	-	-	-
Home equity loans & lines	-	-	-
Consumer & other	-	-	-

With an allowance recorded:
Commercial real estate
Term & multifamily	29,926	28,070	1,614
Construction & development	-	-	-
Residential development	46,059	44,504	906
Commercial
Term	205	205	9
LOC & other	9,878	8,519	2,702
Residential
Mortgage	179	179	8
Home equity loans & lines	-	-	-
Consumer & other	-	-	-
Total:
Commercial real estate	235,540	186,933	2,520
Commercial	74,153	35,507	2,711
Residential	179	179	8
Consumer & other	-	-	-

Total	$309,872	$222,619	$5,239

Loans with no related allowance reported generally represent non-accrual loans. The Company recognizes the charge-off of impairment reserves on impaired loans in the period it arises for collateral dependent loans. Therefore, the non-accrual loans as of September 30, 2011 have already been written-down to their estimated net realizable value, based on disposition value, and are expected to be resolved with no additional material loss, absent further decline in market prices. The valuation allowance on impaired loans primarily represents the impairment reserves on performing restructured loans, and is measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value.

The following table summarizes our average recorded investment and interest income recognized on impaired non-covered loans by loan class for the three months and nine months ended September 30, 2011 and 2010:

(in thousands)

	For the three months ended September 30, 2011		For the three months ended September 30, 2010
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate
Term & multifamily	$50,024	$-	$48,540	$-
Construction & development	22,253	-	21,913	-
Residential development	33,406	-	30,233	-
Commercial
Term	10,360	-	9,569	-
LOC & other	15,444	-	35,795	-
Residential
Mortgage	-	-	-	-
Home equity loans & lines	-	-	-	-
Consumer & other	-	-	-	-

With an allowance recorded:
Commercial real estate
Term & multifamily	17,013	235	26,432	206
Construction & development	7,543	281	4,264	-
Residential development	28,924	310	51,261	205
Commercial
Term	438	48	570	12
LOC & other	2,857	-	150	3
Residential
Mortgage	178	1	4,461	69
Home equity loans & lines	65	2	35	1
Consumer & other	-	-	-	-
Total:
Commercial real estate	159,163	826	182,643	411
Commercial	29,099	48	46,084	15
Residential	243	3	4,496	70
Consumer & other	-	-	-	-

Total	$188,505	$877	$233,223	$496

	For the nine months ended September 30, 2011		For the nine months ended September 30, 2010
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate
Term & multifamily	$51,238	$-	$57,557	$-
Construction & development	22,436	-	28,096	-
Residential development	36,527	-	37,251	-
Commercial
Term	8,846	-	10,032	-
LOC & other	17,893	-	42,815	-
Residential
Mortgage	-	-	-	-
Home equity loans & lines	-	-	-	-
Consumer & other	-	-	-	-
With an allowance recorded:
Commercial real estate
Term & multifamily	20,214	659	28,630	657
Construction & development	5,138	619	2,132	-
Residential development	34,431	1,005	57,133	1,143
Commercial
Term	322	137	451	36
LOC & other	3,558	-	225	11
Residential
Mortgage	178	4	4,642	190
Home equity loans & lines	32	2	26	1
Consumer & other	-	-	-	-
Total:
Commercial real estate	169,984	2,283	210,799	1,800
Commercial	30,619	137	53,523	47
Residential	210	6	4,668	191
Consumer & other	-	-	-	-

Total	$200,813	$2,426	$268,990	$2,038

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

•

This rating may be assigned when a loan officer is unable to supervise the credit properly, an inadequate loan agreement, an inability to control collateral, failure to obtain proper documentation, or any other deviation from prudent lending practices.

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

Doubtful – Loans classified as doubtful, risk rated 9, have all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors, which may work towards strengthening of the asset, classification as a loss (and immediate charge-off) is deferred until more exact status may be determined. Pending factors include proposed merger, acquisition, liquidation procedures, capital injection, and perfection of liens on additional collateral and refinancing plans. In certain circumstances, a Doubtful rating will be temporary, while the Bank is awaiting an updated collateral valuation. In these cases, once the collateral is valued and appropriate margin applied, the remaining un-collateralized portion will be charged off. The remaining balance, properly margined, may then be upgraded to Substandard, however must remain on non-accrual.

Loss – Loans classified as loss, risk rated 10, are considered un-collectible and of such little value that the continuance as an active Bank asset is not warranted. This rating does not mean that the loan has no recovery or salvage value, but rather that the loan should be charged off now, even though partial or full recovery may be possible in the future.

Impaired – Loans are classified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due, in accordance with the terms of the original loan agreement, without unreasonable delay. This generally includes all loans classified as non-accrual and troubled debt restructurings. Impaired loans are risk rated for internal and regulatory rating purposes, but presented separately for clarification.

Homogeneous loans are not risk rated until they are greater than 30 days past due, and risk rating is based primarily on the past due status of the loan. The risk rating categories can be generally described by the following groupings for commercial, commercial real estate and homogeneous loans:

Special Mention – A homogeneous special mention loan, risk rated 7, is 30-59 days past due from the required payment date at month-end.

Substandard – A homogeneous substandard loan, risk rated 8, is 60-119 days past due from the required payment date at month-end.

Doubtful – A homogeneous doubtful loan, risk rated 9, is 120-149 days past due from the required payment date at month-end.

Loss – A homogeneous loss loan, risk rated 10, is 150 days and more past due from the required payment date. These loans are generally charged-off in the month in which the 150- day time period elapses.

The risk rating categories can be generally described by the following groupings for residential and consumer and other homogeneous loans:

Special Mention – A homogeneous retail special mention loan, risk rated 7, is 30-89 days past due from the required payment date at month-end.

Substandard – A homogeneous retail substandard loan, risk rated 8, is an open-end loan 90-180 days past due from the required payment date at month-end or a closed-end loan 90-120 days past due from the required payment date at month-end.

Loss – A homogeneous retail loss loan, risk rated 10, is a closed-end loan that becomes past due 120 cumulative days or an open-end retail loan that becomes past due 180 cumulative days from the contractual due date. These loans are generally charged-off in the month in which the 120- or 180-day period elapses.

The following table summarizes our internal risk rating by loan class as of September 30, 2011 and December 31, 2010:

(in thousands)

	September 30, 2011
	Pass/Watch	Special Mention	Substandard	Loss	Impaired	Total
Commercial real estate
Term & multifamily	$3,013,772	$305,644	$155,248	$-	$68,310	$3,542,974
Construction & development	113,274	19,182	18,019	-	24,803	175,278
Residential development	24,890	10,848	9,182	-	58,748	103,668
Commercial

Term	557,019	31,044	13,033	-	12,475	613,571
LOC & other	733,471	32,843	33,452	-	15,802	815,568
Residential
Mortgage	272,362	4,465	435	3,691	178	281,131
Home equity loans & lines	271,039	2,560	204	1,108	130	275,041
Consumer & other	31,347	162	98	526	-	32,133

Total	$5,017,174	$406,748	$229,671	$5,325	$180,446	$5,839,364

Deferred loan fees, net						(11,250)

Total						$5,828,114

	December 31,2010
	Pass/Watch	Special Mention	Substandard	Loss	Impaired	Total
Commercial real estate
Term & multifamily	$2,978,116	$314,094	$113,405	$-	$77,860	$3,483,475
Construction & development	145,108	25,295	51,853	-	25,558	247,814
Residential development	27,428	13,764	23,106	-	83,515	147,813
Commercial
Term	472,512	17,658	12,109	-	7,174	509,453
LOC & other	646,163	30,761	42,162	-	28,333	747,419
Residential
Mortgage	216,899	2,414	786	2,138	179	222,416
Home equity loans & lines	275,906	2,447	125	107	-	278,585
Consumer & other	32,008	595	29	411	-	33,043

Total	$4,794,140	$407,028	$243,575	$2,656	$222,619	$5,670,018

Deferred loan fees, net						(11,031)

Total						$5,658,987

The percentage of impaired loans classified as special mention, substandard, and doubtful was 3.7%, 94.5%, and 1.8%, respectively, as of September 30, 2011.

Troubled Debt Restructurings

At September 30, 2011 and December 31, 2010, impaired loans of $80.6 million and $84.4 million were classified as accruing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The restructured loans on accrual status represent the only impaired loans accruing interest. In order for a restructured loan to be considered for accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow.

Impaired restructured loans carry a specific allowance calculated and the allowance on impaired restructured loans is calculated consistently across the portfolios.

As a result of adopting the amendments in Accounting Standards Update No. 2011-02, the Company reassessed all restructurings that occurred on or after the beginning of the current fiscal year (January 1, 2011) for identification as troubled debt restructurings. The Company identified as troubled debt restructurings certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology. Upon identifying those receivables as troubled debt restructurings, the Company identified them as impaired under the guidance in Section 310-10-35. The amendments in Accounting Standards Update No. 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as impaired. At the end of the first interim period of adoption (September 30, 2011), the recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under Section 310-10-35 was $5.4 million, and there was no allowance for credit losses associated with those receivables, on the basis of a current evaluation of loss. In evaluating concessions made during the year, the Company frequently obtained adequate compensation for concessions made. As a result, few loans qualified as troubled debt restructuring under the new definitions outlined in Section 310-10-35.

Available commitments for troubled debt restructurings outstanding as of September 30, 2011 totaled $348,000. As of December, 2010, no available commitments were outstanding on troubled debt restructurings.

The following tables present troubled debt restructurings by accrual versus non-accrual status and by loan class as of September 30, 2011 and 2010:

(in thousands)

	September 30, 2011
	Accrual Status	Non-Accrual Status	Total Modifications
Commercial real estate
Term & multifamily	$21,320	$27,468	$48,788
Construction & development	20,199	921	21,120
Residential development	34,895	16,991	51,886
Commercial
Term	3,868	2,109	5,977
LOC & other	-	11,213	11,213
Residential
Mortgage	178	-	178
Home equity loans & lines	130	-	130
Consumer & other	-	-	-

Total	$80,590	$58,702	$139,292

	December 31, 2010
	Accrual Status	Non-Accrual Status	Total Modifications

Commercial real estate
Term & multifamily	$28,697	$3,185	$31,882
Construction & development	5,434	-	5,434
Residential development	48,929	8,036	56,965
Commercial
Term	904	725	1,629
LOC & other	298	11,040	11,338
Residential
Mortgage	179	-	179
Home equity loans & lines	-	-	-
Consumer & other	-	-	-

Total	$84,441	$22,986	$107,427

The Bank’s policy is that loans placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appear relatively certain. The Bank’s policy generally refers to six months of payment performance as sufficient to warrant a return to accrual status.

The types of modifications offered can generally be described in the following categories:

Rate Modification—A modification in which the interest rate is modified.

Term Modification —A modification in which the maturity date, timing of payments, or frequency of payments is changed.

Interest Only Modification—A modification in which the loan is converted to interest only payments for a period of time.

Payment Modification—A modification in which the payment amount is changed, other than an interest only modification described above.

Combination Modification—Any other type of modification, including the use of multiple types of modifications.

The following tables present newly restructured loans by type of modification that occurred during the three and nine months ended September 30, 2011 and 2010, respectively:

(in thousands)

	Three months ended September 30, 2011
	Rate Modifications	Term Modifications	Interest Only Modifications	Payment Modifications	Combination Modifications	Total Modifications
Commercial real estate
Term & multifamily	$-	$-	$-	$-	$7,631	$7,631
Construction & development	-	-	-	-	-	-
Residential development	-	-	-	-	943	943
Commercial
Term	-	-	-	-	5,241	5,241
LOC & other	-	-	-	-	943	943
Residential
Mortgage	-	-	-	-	-	-
Home equity loans & lines	-	-	-	-	-	-
Consumer & other	-	-	-	-	-	-

Total	$-	$-	$-	$-	$14,758	$14,758

(in thousands)
	Three months ended September 30, 2010
	Rate Modifications	Term Modifications	Interest Only Modifications	Payment Modifications	Combination Modifications	Total Modifications
Commercial real estate
Term & multifamily	$-	$-	$-	$-	$3,573	$3,573
Construction & development	-	-	-	-	5,534	5,534
Residential development	-	-	-	-	-	-
Commercial
Term	-	-	-	-	-	-
LOC & other	-	-	-	-	-	-
Residential
Mortgage	-	-	-	-	-	-
Home equity loans & lines	-	-	-	-	-	-
Consumer & other	-	-	-	-	-	-

Total	$-	$-	$-	$-	$9,107	$9,107

(in thousands)

	Nine months ended September 30, 2011
	Rate Modifications	Term Modifications	Interest Only Modifications	Payment Modifications	Combination Modifications	Total Modifications
Commercial real estate
Term & multifamily	$-	$-	$-	$-	$33,570	$33,570
Construction & development	-	-	-	-	13,760	13,760
Residential development	279	-	-	-	9,090	9,369
Commercial
Term	-	-	-	70	5,311	5,381
LOC & other	-	-	-	-	4,050	4,050
Residential
Mortgage	-	-	-	-	-	-
Home equity loans & lines	-	130	-	-	-	130
Consumer & other	-	-	-	-	-	-

Total	$279	$130	$-	$70	$65,781	$66,260

(in thousands)

	Nine months ended September 30, 2010
	Rate Modifications	Term Modifications	Interest Only Modifications	Payment Modifications	Combination Modifications	Total Modifications
Commercial real estate
Term & multifamily	$-	$-	$-	$-	$3,573	$3,573
Construction & development	-	-	-	-	5,534	5,534
Residential development	-	-	-	-	391	391
Commercial
Term	-	-	-	-	-	-
LOC & other	-	1,371	-	-	-	1,371
Residential
Mortgage	-	-	-	-	-	-
Home equity loans & lines	-	-	-	-	-	-
Consumer & other	-	-	-	-	-	-

Total	$-	$1,371	$-	$-	$9,498	$10,869

For the periods presented in the tables above, the outstanding recorded investment was the same pre and post modification.

The following tables represent financing receivables modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the three and nine months ended September 30, 2011 and 2010, respectively:

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Commercial real estate
Term & multifamily	$196	$-	$9,642	$5,553
Construction & development	-	-	-	-
Residential development	-	-	1,767	-
Commercial
Term	70	661	140	661
LOC & other	-	-	-	-
Residential
Mortgage	-	-	-	944
Home equity loans & lines	-	-	-	-
Consumer & other	-	-	-	-

Total	$266	$661	$11,549	$7,158

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

The following table presents the number of pools, number of loans and acquired unpaid principal balance, by performing (“Analogized ASC 310-30”), non-performing (“Classic ASC 310-30”) and in total, separately for each institution acquired in 2010.

(dollars in millions)

	Evergreen	Rainier Pacific	Nevada Security
Performing loans ("Analogized ASC 310-30"):
Number of Pools	15	19	19
Number of Loans	1,263	3,647	402
Acquired Unpaid Principal Balance	$247.9	$516.9	$224.2
Non-performing loans ("Classic ASC 310-30"):
Number of Pools	8	10	9
Number of Loans	127	39	106
Acquired Unpaid Principal Balance	$120.6	$44.5	$103.4
Total Portfolio
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

In estimating the fair value of the covered loans at the acquisition date, we (a) calculated the contractual amount and timing of undiscounted principal and interest payments and (b) estimated the amount and timing of undiscounted expected principal and interest payments. The difference between these two amounts represents the nonaccretable difference. On the acquisition date, the amount by which the undiscounted expected cash flows exceed the estimated fair value of the acquired loans is the "accretable yield". The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans.

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

Covered Loans

The following table presents the major types of covered loans as of September 30, 2011 and December 31, 2010:

(in thousands)

	September 30, 2011
	Evergreen	Rainier	Nevada Security	Total
Commercial real estate
Term & multifamily	$106,832	$266,445	$132,851	$506,128
Construction & development	9,641	924	7,518	18,083
Residential development	7,414	231	9,988	17,633
Commercial
Term	16,386	7,076	12,129	35,591
LOC & other	9,710	15,355	5,848	30,913
Residential
Mortgage	7,431	29,734	1,873	39,038
Home equity loans & lines	5,179	22,234	3,348	30,761
Consumer & other	2,415	5,941	50	8,406

Total	$165,008	$347,940	$173,605	686,553

Allowance for covered loans				(14,423)

Total				$672,130

(in thousands)

	December 31, 2010
	Evergreen	Rainier	Nevada Security	Total
Commercial real estate
Term & multifamily	$124,743	$303,585	$141,314	$569,642
Construction & development	14,470	854	9,389	24,713
Residential development	11,024	2,497	11,372	24,893
Commercial
Term	18,895	10,881	13,000	42,776
LOC & other	11,876	14,320	9,031	35,227
Residential
Mortgage	8,129	35,026	1,669	44,824
Home equity loans & lines	6,740	25,214	3,726	35,680
Consumer & other	2,793	8,071	-	10,864

Total	$198,670	$400,448	$189,501	788,619

Allowance for covered loans				(2,721)

Total				$785,898

The outstanding contractual unpaid principal balance, excluding purchase accounting adjustments, at September 30, 2011 was $233.1 million, $433.9 million and $276.4 million, for Evergreen, Rainier, and Nevada Security, respectively, as compared to $286.6 million, $481.7 million and $295.4 million, for Evergreen, Rainier, and Nevada Security, respectively, at December 31, 2010.

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

The following table presents the changes in the accretable yield for the three and nine months ended September 30, 2011 and 2010 for each respective acquired loan portfolio:

(in thousands)

	Three months ended September 30, 2011
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$67,469	$143,997	$68,594	$280,060
Accretion to interest income	(6,095)	(9,263)	(5,592)	(20,950)
Disposals	(1,668)	(5,138)	(486)	(7,292)
Reclassifications from nonaccretable difference	1,773	2,374	4,953	9,100

Balance, end of period	$61,479	$131,970	$67,469	$260,918

	Three months ended September 30, 2010
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$83,935	$205,682	$65,049	$354,666
Accretion to interest income	(14,655)	(9,311)	(4,857)	(28,823)
Disposals	(1,731)	(4,236)	(230)	(6,197)
Reclassifications (to)/from nonaccretable difference	(3,910)	8,662	(1,218)	3,534

Balance, end of period	$63,639	$200,797	$58,744	$323,180

	Nine months ended September 30, 2011
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$90,771	$172,615	$73,515	$336,901
Accretion to interest income	(21,708)	(26,374)	(16,641)	(64,723)
Disposals	(8,641)	(14,585)	(3,293)	(26,519)
Reclassifications from nonaccretable difference	1,057	314	13,888	15,259

Balance, end of period	$61,479	$131,970	$67,469	$260,918

	Nine months ended September 30, 2010
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$-	$-	$-	$-
Additions resulting from acquisitions	121,592	237,858	65,606	425,056
Accretion to interest income	(21,414)	(20,910)	(5,410)	(47,734)
Disposals	(4,556)	(7,624)	(320)	(12,500)
Reclassifications to nonaccretable difference	(31,983)	(8,527)	(1,132)	(41,642)

Balance, end of period	$63,639	$200,797	$58,744	$323,180

The significant reclassification to nonaccretable difference presented for the nine months ended September 30, 2010 in the Evergreen and Rainier portfolios represent the refinement and finalization of the initial cash flow estimates that occurred at the end of the first quarter of 2011. The estimated fair value of the loan portfolios and expected credit losses continued to be based on a weighted average pool-level basis. However, the undiscounted contractual cash flows estimate was refined to be based off of the underlying individual loans and resulted in a reduction in the undiscounted contractual cash flows and a corresponding decrease in accretable yield. As these acquisitions occurred in the first quarter of 2010, the Company elected to reflect these changes, beginning in the second quarter of 2010, in the reclassification to nonaccretable difference line item of the accretable yield reconciliation, rather than adjust the acquisition date balance disclosure as the estimated fair values did not change. The updated initial cash flows did not have a material impact on or result in retrospective adjustments to the Company’s consolidated financial statements.

Allowance for Covered Loan and Lease Losses

The following table summarizes activity related to the allowance for covered loan and lease losses by covered loan portfolio segment for the three and nine months ended September 30, 2011, respectively:

(in thousands)

	Three Months Ended September 30, 2011
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Balance, beginning of period	$6,282	$3,193	$498	$246	$10,219
Charge-offs	(381)	(454)	(17)	(56)	(908)
Recoveries	421	240	15	16	692
Provision	2,882	1,247	225	66	4,420

Balance, end of period	$9,204	$4,226	$721	$272	$14,423

(in thousands)

	Nine Months Ended September 30, 2011
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Balance, beginning of period	$2,465	$176	$56	$24	$2,721
Charge-offs	(2,279)	(190)	(1,630)	(1,147)	(5,246)
Recoveries	992	293	110	110	1,505
Provision	8,026	3,947	2,185	1,285	15,443

Balance, end of period	$9,204	$4,226	$721	$272	$14,423

The following table presents the allowance and recorded investment in by covered loan portfolio segment as of September 30, 2011:

(in thousands)

	September 30, 2011
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for covered loans and leases:
Loans acquired with deteriorated credit quality (1)	$8,758	$3,553	$686	$242	$13,239
Collectively evaluated for impairment (2)	446	673	35	30	1,184

Total	$9,204	$4,226	$721	$272	$14,423

Covered loans and leases:
Loans acquired with deteriorated credit quality (1)	$538,928	$42,313	$65,252	$6,057	$652,550
Collectively evaluated for impairment (2)	2,916	24,191	4,547	2,349	34,003

Total	$541,844	$66,504	$69,799	$8,406	$686,553

(1)	In accordance with ASC 310-30, the valuation allowance is netted against the carrying value of the covered loan and lease balance.
(2)	The allowance on covered loan and lease losses includes an allowance on covered loan advances on acquired loans subsequent to acquisition.

There was a $667,000 valuation allowance on covered loans and no allowance on covered loan advances on acquired loans subsequent to acquisition at September 30, 2010.

The valuation allowance on covered loans was reduced by recaptured provision of $901,000 and $1.3 million, respectively, for the three and nine months ended September 30, 2011. There was no recaptured provision for the three and nine months ended September 30, 2010.

Covered Credit Quality Indicators

Covered loans are risk rated in a manner consistent with non-covered loans. As previously noted, the Company’s risk rating methodology assigns risk ratings ranging from 1 to 10, where a higher rating represents higher risk. The 10 risk rating groupings are described fully in Note 5. The below table includes both loans acquired with deteriorated credit quality accounted for under ASC 310-30 and covered loan advances on acquired loans subsequent to acquisition.

The following table summarizes our internal risk rating grouping by covered loans, net class as of September 30, 2011 and December 31, 2010:

(in thousands)

	September 30, 2011
	Pass/ Watch	Special Mention	Substandard	Doubtful	Loss	Total
Commercial real estate
Term & multifamily	$362,374	$52,623	$73,433	$11,987	$59	$500,476
Construction & development	2,117	939	7,894	5,842	-	16,792
Residential development	1,303	216	8,255	5,599	-	15,373
Commercial
Term	21,303	809	7,412	3,403	-	32,927
LOC & other	20,134	2,521	6,379	317	-	29,351
Residential
Mortgage	38,881	-	9	-	-	38,890
Home equity loans & lines	30,120	-	69	-	-	30,189
Consumer & other	8,132	-	-	-	-	8,132

Total	$484,364	$57,108	$103,451	$27,148	$59	$672,130

	December 31, 2010
	Pass/ Watch	Special Mention	Substandard	Doubtful	Loss	Total
Commercial real estate
Term & multifamily	$485,238	$32,150	$44,833	$7,421	$-	$569,642
Construction & development	6,155	3,799	7,640	4,841	-	22,435
Residential development	6,625	1,322	12,907	3,852	-	24,706
Commercial
Term	31,760	2,119	7,087	1,634	-	42,600
LOC & other	22,960	4,246	7,183	838	-	35,227
Residential
Mortgage	44,524	-	300	-	-	44,824
Home equity loans & lines	34,998	-	627	-	-	35,625
Consumer & other	10,827	-	12	-	-	10,839

Total	$643,087	$43,636	$80,589	$18,586	$-	$785,898

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

The following table summarizes the activity related to the covered OREO for the three and nine months ended September 30, 2011 and 2010:

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Balance, beginning of period	$30,153	$28,290	$29,863	$-
Acquisition	-	-	-	26,939
Additions to covered OREO	3,256	7,784	11,924	10,453
Dispositions of covered OREO	(5,044)	(4,806)	(11,501)	(6,119)
Valuation adjustments in the period	(5,326)	(920)	(7,247)	(925)

Balance, end of period	$23,039	$30,348	$23,039	$30,348

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

The following table summarizes the activity related to the FDIC indemnification asset for the three and nine months ended September 30, 2011 and 2010:

(in thousands)

	Three months ended September 30, 2011
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$36,118	$35,999	$44,811	$116,928
Change in FDIC indemnification asset	177	372	1,062	1,611
Transfers to due from FDIC and other	(3,420)	(2,991)	(5,750)	(12,161)

Balance, end of period	$ 32,875	$ 33,380	$ 40,123	$ 106,378

	Three months ended September 30, 2010
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$ 72,068	$ 54,598	$ 98,688	$225,354
Change in FDIC indemnification asset	(8,231)	(3,593)	(124)	(11,948)
Transfers to due from FDIC and other	(13,109)	(1,709)	(12,232)	(27,050)

Balance, end of period	$ 50,728	$ 49,296	$ 86,332	$186,356

	Nine months ended September 30, 2011
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$ 40,606	$ 43,726	$ 62,081	$146,413
Change in FDIC indemnification asset	2,027	(4,549)	1,487	(1,035)
Transfers to due from FDIC and other	(9,758)	(5,797)	(23,445)	(39,000)

Balance, end of period	$ 32,875	$ 33,380	$ 40,123	$106,378

	Nine months ended September 30, 2010
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$ -	$ -	$ -	$ -
Acquisitions	71,755	76,603	99,160	247,518
Change in FDIC indemnification asset	(7,292)	(3,743)	(40)	(11,075)
Transfers to due from FDIC and other	(13,735)	(23,564)	(12,788)	(50,087)

Balance, end of period	$ 50,728	$ 49,296	$ 86,332	$186,356

Note 7 – Mortgage Servicing Rights

The following table presents the changes in the Company’s mortgage servicing rights (“MSR”) for the three and nine months ended September 30, 2011 and 2010:

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Balance, beginning of period	$16,350	$12,895	$14,454	$12,625
Additions for new mortgage servicing rights capitalized	1,693	1,616	4,100	3,624
Acquired mortgage servicing rights	-	-	-	62
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(590)	(890)	(564)	(761)
Other(2)	(841)	(167)	(1,378)	(2,096)

Balance, end of period	$16,612	$13,454	$16,612	$13,454

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our serviced loan portfolio as of September 30, 2011 and December 31, 2010 was as follows:

(dollars in thousands)

	September 30, 2011	December 31, 2010
Balance of loans serviced for others	$1,848,220	$1,603,414
MSR as a percentage of serviced loans	0.90%	0.90%

The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in mortgage banking revenue on the Condensed Consolidated Statements of Operations, was $1.2 million and $3.5 million for the three and nine months ended September 30, 2011, as compared to $1.0 million and $2.8 million for the three and nine months ended September 30, 2010.

Key assumptions used in measuring the fair value of MSR as of September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010
Constant prepayment rate	18.13%	18.54%
Discount rate	8.60%	8.62%
Weighted average life (years)	4.8	4.5

Note 8 – Non-covered Other Real Estate Owned

The following table presents the changes in non-covered other real estate owned (“OREO”) for the three and nine months ended September 30, 2011 and 2010:

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Balance, beginning of period	$34,409	$25,653	$32,791	$24,566
Additions to OREO	11,332	11,972	36,654	29,867
Dispositions of OREO	(8,954)	(5,159)	(27,140)	(20,246)
Valuation adjustments in the period	(2,000)	(442)	(7,518)	(2,163)

Balance, end of period	$34,787	$32,024	$34,787	$32,024

Note 9 – Junior Subordinated Debentures

The following is information about the Company’s wholly-owned trusts (“Trusts”) as of September 30, 2011:

(dollars in thousands)

Trust Name	Issue Date	Issued and Outstanding Amount	Carrying Value (1)	Rate (2)	Effective Rate (3)	Maturity Date	Redemption Date

AT FAIR VALUE:
Umpqua Statutory Trust II	October 2002	$20,619	$14,080	Floating (4)	11.62%	October 2032	October 2007
Umpqua Statutory Trust III	October 2002	30,928	21,352	Floating (5)	11.62%	November 2032	November 2007
Umpqua Statutory Trust IV	December 2003	10,310	6,594	Floating (6)	11.64%	January 2034	January 2009
Umpqua Statutory Trust V	December 2003	10,310	6,582	Floating (6)	11.64%	March 2034	March 2009
Umpqua Master Trust I	August 2007	41,238	20,932	Floating (7)	11.69%	September 2037	September 2012
Umpqua Master Trust IB	September 2007	20,619	12,784	Floating (8)	11.65%	December 2037	December 2012

		134,024	82,324

AT AMORTIZED COST:
HB Capital Trust I	March 2000	5,310	6,343	10.875%	8.22%	March 2030	March 2010
Humboldt Bancorp Statutory Trust I	February 2001	5,155	5,906	10.200%	8.24%	February 2031	February 2011
Humboldt Bancorp Statutory Trust II	December 2001	10,310	11,391	Floating (9)	3.10%	December 2031	December 2006
Humboldt Bancorp Statutory Trust III	September 2003	27,836	30,638	Floating (10)	2.57%	September 2033	September 2008
CIB Capital Trust	November 2002	10,310	11,230	Floating (5)	3.04%	November 2032	November 2007
Western Sierra Statutory Trust I	July 2001	6,186	6,186	Floating (11)	3.83%	July 2031	July 2006
Western Sierra Statutory Trust II	December 2001	10,310	10,310	Floating (9)	3.95%	December 2031	December 2006
Western Sierra Statutory Trust III	September 2003	10,310	10,310	Floating (12)	3.15%	September 2033	September 2008
Western Sierra Statutory Trust IV	September 2003	10,310	10,310	Floating (12)	3.15%	September 2033	September 2008

		96,037	102,624

	Total	$230,061	$184,948

(1)	Includes purchase accounting adjustments, net of accumulated amortization, for junior subordinated debentures assumed in connection with previous mergers as well as fair value adjustments related to trusts recorded at fair value.
(2)	Contractual interest rate of junior subordinated debentures.
(3)	Effective interest rate based upon the carrying value as of September 2011.
(4)	Rate based on LIBOR plus 3.35%, adjusted quarterly.
(5)	Rate based on LIBOR plus 3.45%, adjusted quarterly.
(6)	Rate based on LIBOR plus 2.85%, adjusted quarterly.
(7)	Rate based on LIBOR plus 1.35%, adjusted quarterly.
(8)	Rate based on LIBOR plus 2.75%, adjusted quarterly.
(9)	Rate based on LIBOR plus 3.60%, adjusted quarterly.
(10)	Rate based on LIBOR plus 2.95%, adjusted quarterly.
(11)	Rate based on LIBOR plus 3.58%, adjusted quarterly.
(12)	Rate based on LIBOR plus 2.90%, adjusted quarterly.

The Trusts are reflected as junior subordinated debentures in the Condensed Consolidated Balance Sheets. The common stock issued by the Trusts is recorded in other assets in the Condensed Consolidated Balance Sheets, and totaled $6.9 million at September 30, 2011 and December 31, 2010.

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

Due to inactivity in the junior subordinated debenture market and the inability to obtain observable quotes of our, or similar, junior subordinated debenture liabilities or the related trust preferred securities when traded as assets, we utilize an income approach valuation technique to determine the fair value of these liabilities using our estimation of market discount rate assumptions. The Company monitors activity in the trust preferred and related markets, to the extent available, changes related to the current and anticipated future interest rate environment, and considers our entity-specific creditworthiness, to validate the reasonableness of the credit risk adjusted spread and effective yield utilized in our discounted cash flow model. Regarding the activity in and condition of the junior subordinated debt market, we noted no observable changes in the current period as it relates to companies comparable to our size and condition, in either the primary or secondary markets. Relating to the interest rate environment, we noted no significant change to the slope or shape of the forward LIBOR swap curve in the current period that would result in a significant change in the fair value of these liabilities.

The Company’s specific credit risk is implicit in the credit risk adjusted spread used to determine the fair value of our junior subordinated debentures. As our Company is not specifically rated by any credit agency, it is difficult to specifically attribute changes in our estimate of the applicable credit risk adjusted spread to specific changes in our own creditworthiness versus changes in the market’s required return from similar companies. As a result, these considerations must be largely based off of qualitative considerations as we do not have a credit rating and we do not regularly issue senior or subordinated debt that would provide us an independent measure of the changes in how the market quantifies our perceived default risk.

On a quarterly basis we assess entity-specific qualitative considerations that if not mitigated or represents a material change from the prior reporting period may result in a change to the perceived creditworthiness and ultimately the estimated credit risk adjusted spread utilized to value these liabilities. Entity-specific considerations that positively impact our creditworthiness include: our strong capital position resulting from our successful public stock offerings in 2009 and 2010, that offers us flexibility to pursue business opportunities such as mergers and acquisitions, or expand our footprint and product offerings; having significant levels of on and off-balance sheet liquidity; being profitable (after excluding the one-time goodwill impairment charge recognized in 2009); and, having an experienced management team. However, these positive considerations are mitigated by significant risks and uncertainties that impact our creditworthiness and ability to maintain capital adequacy in the future. Specific risks and concerns include: given our concentration of loans secured by real estate in our loan portfolio, a continued and sustained deterioration of the real estate market may result in declines in the value of the underlying collateral and increased delinquencies that could result in an increased of charge-offs; despite recent improvement, our credit quality metrics remain negatively elevated since 2007 relative to historical standards; the continuation of current economic downturn that has been particularly severe in our primary markets could adversely affect our business; recent increased regulation facing our industry, such as the Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Act of 2009 and the Dodd-Frank Wall Street Reform and Consumer Protection Act, will increase the cost of compliance and restrict our ability to conduct business consistent with historical practices, and could negatively impact profitability; we have a significant amount of goodwill and other intangible assets that dilute our available tangible common equity; and the carrying value of certain material, recently recorded assets on our balance sheet, such as the FDIC loss-sharing indemnification asset, are highly reliant on management estimates, such as the timing or amount of losses that are estimated to be covered, and the assumed continued compliance with the provisions of the loss-share agreement. To the extent assumptions ultimately prove incorrect or should we consciously forego or unknowingly violate the guidelines of the agreement, an impairment of the asset may result which would reduce capital.

Additionally, the Company periodically utilizes an external valuation firm to determine or validate the reasonableness of the assessments of inputs and factors that ultimately determines the estimated fair value of these liabilities. The extent we involve or engage these external third parties correlates to management’s assessment of the current subordinated debt market, how the current environment and market compares to the preceding quarter, and perceived changes in the Company’s own creditworthiness during the quarter. In periods of potential significant valuation changes and at year-end reporting periods we typically engage third parties to perform a full independent valuation of these liabilities. For periods where management has assessed the market and other factors impacting the underlying valuation assumptions of these liabilities, and has determined significant changes to the valuation of these liabilities in the current period are remote, the scope of the valuation specialist’s review is limited to a review the reasonableness of Management’s assessment of inputs. Based on the procedures and methodology as described above, the Company has determined that the underlying inputs and assumptions have not materially changed since that last full-scope third-party valuation as of December 31, 2010.

Absent changes to the significant inputs utilized in the discounted cash flow model used to measure the fair value of these instruments at each reporting period, the cumulative discount for each junior subordinated debenture will reverse over time, ultimately returning the carrying values of these instruments to their notional values at their expected redemption dates, in a manner similar to the effective yield method as if these instruments were accounted for under the amortized cost method. This will result in recognizing losses on junior subordinated debentures carried at fair value on a quarterly basis within non-interest income. For the three and nine months ended September 30, 2011, we recorded a loss of $554,000 and $1.6 million and, for the three and nine months ended September 30, 2010, we recorded a loss of $554,000 and a gain of $5.5 million, respectively, resulting from the change in fair value of the junior subordinated debentures recorded at fair value. Observable activity in the junior subordinated debenture and related markets in future periods may change the effective rate used to discount these liabilities, and could result in additional fair value adjustments (gains or losses on junior subordinated debentures measured at fair value) outside the expected periodic change in fair value had the fair value assumptions remained unchanged.

As noted above, the Dodd-Frank Act limits the ability of certain bank holding companies to treat trust preferred security debt issuances as Tier 1 capital. As the Company had less than $15 billion in assets at December 31, 2009, under the Dodd-Frank Act, the Company will be able to continue to include its existing trust preferred securities, less the common stock of the Trusts, in Tier 1 capital. At September 30, 2011, the Company's restricted core capital elements were 18.2% of total core capital, net of goodwill and any associated deferred tax liability.

Note 10 – Commitments and Contingencies

Lease Commitments — The Company leases 141 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

Rent expense for the three and nine months ended September 30, 2011 was $4.2 million and $12.3 million, respectively, compared to $4.0 million and $11.3 million respectively, in the comparable periods in 2010. Rent expense was offset by rent income for the three and nine months ended September 30, 2011 of $286,000 and $758,000, respectively, compared to $275,000 and $750,000, respectively, in the comparable periods in 2010.

Financial Instruments with Off-Balance-Sheet Risk — The Company's financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank's business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank's commitments and contingent liabilities:

(in thousands)

As of September 30, 2011
Commitments to extend credit	$1,209,497
Commitments to extend overdrafts	$223,400
Forward sales commitments	$201,370
Commitments to originate loans held for sale	$173,082
Standby letters of credit	$60,530

The Bank is a party to financial instruments with off-balance-sheet credit risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve elements of credit and interest-rate risk similar to the risk involved in on-balance sheet items recognized in the Condensed Consolidated Balance Sheets. The contract or notional amounts of those instruments reflect the extent of the Bank's involvement in particular classes of financial instruments.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, and financial guarantees written, is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any covenant or condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. While most standby letters of credit are not utilized, a significant portion of such utilization is on an immediate payment basis. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral varies but may include cash, accounts receivable, inventory, premises and equipment and income-producing commercial properties.

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including international trade finance, commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank has not been required to perform on any financial guarantees but did incur losses of $110,000 in connection with standby letters of credit during the three and nine months ended September 30, 2011. The Bank was not required to perform on any financial guarantees and did not incur any losses in connection with standby letters of credit during the three and nine months ended September 30, 2010. At September 30, 2011, approximately $32.5 million of standby letters of credit expire within one year, and $28.0 million expire thereafter. Upon issuance, the Company recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. Fees are recognized ratably over the term of the standby letter of credit. The estimated fair value of guarantees associated with standby letters of credit was $288,000 as of September 30, 2011.

Mortgage loans sold to investors may be sold with servicing rights retained, for which the Bank makes only standard legal representations and warranties as to meeting certain underwriting and collateral documentation standards. In the past two years, the Bank has had to repurchase fewer than 10 loans due to deficiencies in underwriting or loan documentation and has not realized significant losses related to these repurchases. Management believes that any liabilities that may result from such recourse provisions are not significant.

Legal Proceedings— The Bank owns 468,659 shares of Class B common stock of Visa Inc. which are convertible into Class A common stock at a conversion ratio of 0.4881 per Class A share. As of September 30, 2011, the value of the Class A shares was $85.72 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Company was $19.6 million as of September 30, 2011, and has not been reflected in the accompanying financial statements. The shares of Visa Class B common stock are restricted and may not be transferred. Visa Member Banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

In the ordinary course of business, various claims and lawsuits are brought by and against the Company, the Bank and Umpqua Investments. In the opinion of management, there is no pending or threatened proceeding in which an adverse decision could result in a material adverse change in the Company's consolidated financial condition or results of operations.

Concentrations of Credit Risk—The Company grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington, California, and Nevada. In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 80% of the Company’s non-covered loan and lease portfolio at September 30, 2011, and 82% at December 31, 2010. Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Company’s primary market areas in particular, such as was seen with the deterioration in the residential development market since 2007, could have an adverse impact on the repayment of these loans. Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates (“MBS TBAs”) in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position. There were no counterparty default losses on forward contracts in the three and nine months ended September 30, 2011 and 2010. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At September 30, 2011, the Bank had commitments to originate mortgage loans held for sale totaling $173.1 million and forward sales commitments of $201.4 million.

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

Effective in the second quarter of 2011, the Bank began executing interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of September 30, 2011, the Bank had 26 interest rate swaps with an aggregate notional amount of $135.6 million related to this program.

In connection with the interest rate swap program with commercial customers, the Bank has agreements with its derivative counterparties that contain a provision where if the Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Bank could also be declared in default on its derivative obligations.

The Bank also has agreements with its derivative counterparties that contain a provision where if the Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations under the agreements. Similarly, the Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as if the Bank were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels.

As of September 30, 2011 the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $5.0 million. The Bank has minimum collateral posting thresholds with certain of its derivative counterparties, and has been required to post collateral against its obligations under these agreements of $4.5 million as of September 30, 2011. If the Bank had breached any of these provisions at September 30, 2011, it could have been required to settle its obligations under the agreements at the termination value.

The following tables summarize the types of derivatives, separately by assets and liabilities, their locations on the Condensed Consolidated Balance Sheets, and the fair values of such derivatives as of September 30, 2011 and December 31, 2010:

(in thousands)

Derivatives not designated as hedging instrument	Balance Sheet Location	Asset Derivatives		Liability Derivatives
		September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Interest rate lock commitments	Other assets/Other liabilities	$2,097	$306	$26	$170
Interest rate forward sales commitments	Other assets/Other liabilities	104	754	1,788	191
Interest rate swaps	Other assets/Other liabilities	4,793	-	4,972	-

Total		$6,994	$1,060	$6,786	$361

The following table summarizes the types of derivatives, their locations within the Condensed Consolidated Statements of Operations, and the gains (losses) recorded during the three and nine months ended September 30, 2011 and 2010:

(in thousands)

Derivatives not designated as hedging instrument	Income Statement Location	Three months ended September 30,		Nine months ended September 30,
		2011	2010	2011	2010
Interest rate lock commitments	Mortgage banking revenue	$1,844	$(8)	$1,936	$1,198
Interest rate forward sales commitments	Mortgage banking revenue	(6,732)	(2,183)	(8,714)	(6,532)
Interest rate swaps	Other income	(264)	-	(178)	-

Total		$(5,152)	$(2,191)	$(6,956)	$(5,334)

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

Stock-Based Compensation

The compensation cost related to stock options, restricted stock and restricted stock units (included in salaries and employee benefits) was $942,000 and $2.9 million for the three and nine months ended September 30, 2011, respectively, as compared to $1.2 million and $2.6 million for the three and nine months ended September 30, 2010, respectively. The total income tax benefit recognized related to stock-based compensation was $377,000 and $1.2 million for the three and nine months ended September 30, 2011, respectively, as compared to $481,000 and $1.1 million for the comparable periods in 2010, respectively.

On June 17, 2011, the Company’s Compensation Committee modified restricted stock awards and option grants that were originally issued to fourteen executive officers on January 31, 2011, as follows:

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

The following table summarizes information about stock option activity for the nine months ended September 30, 2011:

(in thousands, except per share data)

	Nine months ended September 30, 2011
	Options Outstanding	Weighted-Avg Exercise Price	Weighted-Avg Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Balance, beginning of period	2,067	$14.82
Granted	237	$11.01
Exercised	(40)	$7.67
Forfeited/expired	(102)	$15.97

Balance, end of period	2,162	$14.48	5.78	$641

Options exercisable, end of period	1,340	$16.12	4.23	$641

The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of options exercised during the three and nine months ended September 30, 2011 was none and $147,000, respectively. This compared to the total intrinsic value of options exercised during the three and nine months ended September 30, 2010 of $26,000 and $408,000, respectively. During the three and nine months ended September 30, 2011, the amount of cash received from the exercise of stock options was none and $309,000, respectively, as compared to $59,000 and $976,000 for the same periods in 2010, respectively.

The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. The following weighted average assumptions were used for stock options granted in the nine months ended September 30, 2011 and 2010:

	Nine months ended September 30,
	2011	2010
Dividend yield	2.79%	2.72%
Expected life (years)	7.1	7.1
Expected volatility	52%	52%
Risk-free rate	2.71%	2.72%
Weighted average fair value of options on date of grant	$4.65	$5.27

The Company grants restricted stock periodically as a part of the 2003 Stock Incentive Plan for the benefit of employees. Restricted shares issued generally vest on an annual basis over five years. A deferred restricted stock award was granted to an executive in the second quarter of 2007. That award is now fully vested. The Company will issue certificates for the vested award within the seventh month following termination of the executive’s employment. The following table summarizes information about nonvested restricted share activity for the nine months ended September 30, 2011:

(in thousands, except per share data)

	Nine months ended September 30, 2011
	Restricted Shares Outstanding	Weighted Average Grant Date Fair Value
Balance, beginning of period	401	$15.29
Granted	280	$11.02
Released	(79)	$17.77
Forfeited/expired	(15)	$13.04

Balance, end of period	587	$12.98

The total fair value of restricted shares vested and released during the three and nine months ended September 30, 2011 was $120,000 and $886,000, respectively. This compares to the total fair value of restricted shares vested and released during the three and nine months ended September 30, 2010 of $9,000 and $547,000, respectively.

The Company grants restricted stock units as a part of the 2007 Long Term Incentive Plan for the benefit of certain executive officers. Restricted stock unit grants are subject to performance-based vesting as well as other approved vesting conditions. The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the performance and service conditions set forth in the grant agreements. The following table summarizes information about restricted stock unit activity for the nine months ended September 30, 2011:

(in thousands, except per share data)

	Nine months ended September 30, 2011
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance, beginning of period	225	$11.13
Granted	105	$10.42
Released	(63)	$14.33
Forfeited/expired	(48)	$14.33

Balance, end of period	219	$9.17

No restricted stock units were vested and released during the three months ended September 30, 2011. The total fair value of restricted stock units vested and released during the three and nine months ended September 30, 2011 was none and $677,000, respectively. This compares to the total fair value of restricted stock units vested and released during the three and nine months ended September 30, 2010 of none and $213,000, respectively.

As of September 30, 2011, there was $2.9 million of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a weighted-average period of 2.6 years. As of September 30, 2011, there was $4.1 million of total unrecognized compensation cost related to nonvested restricted stock which is expected to be recognized over a weighted-average period of 2.7 years. As of September 30, 2011, there was $891,000 of total unrecognized compensation cost related to nonvested restricted stock units which is expected to be recognized over a weighted-average period of 1.3 years, assuming expected performance conditions are met.

For the three and nine months ended September 30, 2011, the Company received income tax benefits of $48,000 and $682,000, respectively, related to the exercise of non-qualified employee stock options, disqualifying dispositions on the exercise of incentive stock options, the vesting of restricted shares and the vesting of restricted stock units. For the three and nine months ended September 30, 2010, the Company received income tax benefits of $11,000 and $391,000, respectively. In the nine months ended September 30, 2011, the Company had net tax deficiencies (tax deficiency resulting from tax deductions less than the compensation cost recognized) of $260,000, compared to net tax deficiencies of $207,000 for the nine months ended September 30, 2010. Only cash flows from gross excess tax benefits are classified as financing cash flows.

Note 13 – Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as the Oregon and California state jurisdictions. Except for the California amended returns of an acquired institution for the tax years 2001, 2002, and 2003, and only as it relates to the net interest deduction taken on these amended returns, the Company is no longer subject to U.S. federal tax authority examinations for years before 2008, Oregon state tax authority examinations for years before 2007 and California state tax authority examinations for years before 2004. During 2010, the Internal Revenue Service concluded an examination of the Company’s U.S. income tax returns through 2008. The results of these examinations had no significant impact on the Company’s financial statements.

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

The Company recorded a reduction in its liability for unrecognized tax benefits relating to temporary differences settled during audit in 2010. The Company had gross unrecognized tax benefits relating to California tax incentives of $551,000 recorded as of September 30, 2011. If recognized, the unrecognized tax benefit would reduce the 2011 annual effective tax rate by 0.3%. During the first nine months of 2011, the Company recognized a reduction of expense of $10,000 in interest relating to its liability for unrecognized tax benefits during the same period. Interest expense/benefit is reported by the Company as a component of tax expense. As of September 30, 2011, the accrued interest related to unrecognized tax benefits is $161,000.

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

The following is a computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2011 and 2010:

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
NUMERATORS:
Net income	$21,862	$8,191	$53,114	$20,168
Less:
Preferred stock dividends	-	-	-	12,192
Dividends and undistributed earnings allocated to participating securities (1)	105	18	253	49

Net earnings available to common shareholders	$21,757	$8,173	$52,861	$7,927

DENOMINATORS:
Weighted average number of common shares outstanding - basic	114,540	114,528	114,576	105,695
Effect of potentially dilutive common shares (2)	151	232	193	229

Weighted average number of common shares outstanding - diluted	114,691	114,760	114,769	105,924

EARNINGS PER COMMON SHARE:
Basic	$0.19	$0.07	$0.46	$0.07
Diluted	$0.19	$0.07	$0.46	$0.07

(1)	Represents dividends paid and undistributed earnings allocated to nonvested restricted stock awards.
(2)	Represents the effect of the assumed exercise of warrants, assumed exercise of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units, based on the treasury stock method.

The following table presents the weighted average outstanding securities that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive for the three and nine months ended September 30, 2011 and 2010.

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Stock options	1,827	1,593	1,845	1,762
CPP warrant	-	-	-	366
Non-participating, nonvested restricted shares	105	8	-	10

	1,932	1,601	1,845	2,138

Note 15 – Segment Information

The Company operates three primary segments: Community Banking, Mortgage Banking and Wealth Management. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and retail customers in its primary market areas. As of September 30, 2011, the Community Banking segment operated 191 locations throughout Oregon, Northern California, Washington, and Nevada.

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

Summarized financial information concerning the Company’s reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

Segment Information

(in thousands)

	Three Months Ended September 30, 2011
	Community Banking	Wealth Management	Mortgage Banking	Consolidated
Interest income	$119,385	$3,506	$3,636	$126,527
Interest expense	17,872	469	652	18,993

Net interest income	101,513	3,037	2,984	107,534
Provision for non-covered loan and lease losses	9,089	-	-	9,089
Provision for covered loan and lease losses	4,420	-	-	4,420
Non-interest income	14,179	3,397	7,202	24,778
Non-interest expense	77,187	3,720	5,317	86,224

Income before income taxes	24,996	2,714	4,869	32,579
Provision for income taxes	7,800	969	1,948	10,717

Net income	17,196	1,745	2,921	21,862
Dividends and undistributed earnings allocated to participating securities	105	-	-	105

Net earnings available to common shareholders	$17,091	$1,745	$2,921	$21,757

	Nine Months Ended September 30, 2011
	Community Banking	Wealth Management	Mortgage Banking	Consolidated
Interest income	$360,395	$9,277	$10,164	$379,836
Interest expense	54,703	1,514	1,822	58,039

Net interest income	305,692	7,763	8,342	321,797
Provision for non-covered loan losses	39,578	-	-	39,578
Provision for covered loan losses	15,443	-	-	15,443
Non-interest income	37,947	10,664	17,379	65,990
Non-interest expense	227,898	11,763	13,971	253,632

Income before income taxes	60,720	6,664	11,750	79,134
Provision for income taxes	18,974	2,346	4,700	26,020

Net income	41,746	4,318	7,050	53,114
Dividends and undistributed earnings allocated to participating securities	253	-	-	253

Net earnings available to common shareholders	$41,493	$4,318	$7,050	$52,861

	Three Months Ended September 30, 2010
	Community Banking	Wealth Management	Mortgage Banking	Consolidated
Interest income	$127,188	$2,461	$3,297	$132,946
Interest expense	23,574	351	704	24,629

Net interest income	103,614	2,110	2,593	108,317
Provision for non-covered loan and lease losses	24,228	-	-	24,228
Provision for covered loan and lease losses	667	-	-	667
Non-interest income	2,220	2,726	7,187	12,133
Non-interest expense	77,074	3,880	4,216	85,170

Income before income taxes	3,865	956	5,564	10,385
(Benefit from) provision for income taxes	(298)	266	2,226	2,194

Net income	4,163	690	3,338	8,191
Preferred stock dividends	-	-	-	-
Dividends and undistributed earnings allocated to participating securities	18	-	-	18

Net earnings available to common shareholders	$4,145	$690	$3,338	$8,173

	Nine Months Ended September 30, 2010
	Community Banking	Wealth Management	Mortgage Banking	Consolidated
Interest income	$341,397	$7,282	$9,240	$357,919
Interest expense	67,261	953	2,036	70,250

Net interest income	274,136	6,329	7,204	287,669
Provision for non-covered loan losses	96,101	-	-	96,101
Provision for covered loan losses	667	-	-	667
Non-interest income	37,438	9,357	13,948	60,743
Non-interest expense	207,436	11,743	10,695	229,874

Income before income taxes	7,370	3,943	10,457	21,770
(Benefit from) provision for income taxes	(3,802)	1,221	4,183	1,602

Net income	11,172	2,722	6,274	20,168
Preferred stock dividends	12,192	-	-	12,192
Dividends and undistributed earnings allocated to participating securities	49	-	-	49

Net earnings available to common shareholders	$(1,069)	$2,722	$6,274	$7,927

	September 30, 2011
	Community Banking	Wealth Management	Mortgage Banking	Consolidated
Total assets	$11,331,257	$54,644	$386,982	$11,772,883
Total loans and leases (covered and non-covered)	$6,190,690	$40,885	$268,669	$6,500,244
Total deposits	$8,992,874	$381,098	$30,438	$9,404,410

	December 31, 2010
	Community Banking	Wealth Management	Mortgage Banking	Consolidated
Total assets	$11,314,681	$37,757	$316,272	$11,668,710
Total loans and leases (covered and non-covered)	$6,198,532	$23,631	$222,722	$6,444,885
Total deposits	$9,160,058	$262,148	$11,599	$9,433,805

Note 16 – Fair Value Measurement

The following table presents estimated fair values of the Company’s financial instruments as of September 30, 2011 and December 31, 2010, whether or not recognized or recorded at fair value in the Condensed Consolidated Balance Sheets:

(in thousands)

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$919,717	$919,717	$1,004,125	$1,004,125
Trading securities	2,481	2,481	3,024	3,024
Securities available for sale	3,090,064	3,090,064	2,919,180	2,919,180
Securities held to maturity	4,877	4,834	4,762	4,774
Loans held for sale	94,295	94,295	75,626	75,626
Non-covered loans and leases, net	5,735,182	5,785,085	5,557,066	5,767,506
Covered loans and leases, net	672,130	757,949	785,898	893,682
Restricted equity securities	32,709	32,709	34,475	34,475
Mortgage servicing rights	16,612	16,612	14,454	14,454
Bank owned life insurance assets	91,738	91,738	90,161	90,161
FDIC indemnification asset	106,378	55,472	146,413	90,011
Derivatives	6,994	6,994	1,060	1,060
Visa Class B common stock	-	18,628	-	15,987

FINANCIAL LIABILITIES:
Deposits	$9,404,410	$9,424,980	$9,433,805	$9,464,406
Securities sold under agreements to repurchase	146,361	146,361	73,759	73,759
Term debt	256,198	285,274	262,760	282,127
Junior subordinated debentures, at fair value	82,324	82,324	80,688	80,688
Junior subordinated debentures, at amortized cost	102,624	67,215	102,866	65,771
Derivatives	6,786	6,786	361	361

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010:

(in thousands)

	Fair Value at September 30, 2011
Description	Total	Level 1	Level 2	Level 3
Trading securities
Obligations of states and political subdivisions	$602	$602	$-	$-
Equity securities	1,783	1,783	-	-
Other investments securities(1)	96	96	-	-
Available for sale securities
U.S. Treasury and agencies	118,762	-	118,762	-
Obligations of states and political subdivisions	224,079	-	224,079	-
Residential mortgage-backed securities and collateralized mortgage obligations	2,745,003	-	2,745,003	-
Other debt securities	138	-	138	-
Investments in mutual funds and other equity securities	2,082	-	2,082	-
Mortgage servicing rights, at fair value	16,612	-	-	16,612
Derivatives	6,994	-	6,994	-

Total assets measured at fair value	$3,116,151	$2,481	$3,097,058	$16,612

Junior subordinated debentures, at fair value	$82,324	$-	$-	$82,324
Derivatives	6,786	-	6,786	-

Total liabilities measured at fair value	$89,110	$-	$6,786	$82,324

(in thousands)

	Fair Value at December 31, 2010
Description	Total	Level 1	Level 2	Level 3
Trading securities
Obligations of states and political subdivisions	$1,282	$1,282	$-	$-
Equity securities	1,645	1,645	-	-
Other investments securities(1)	97	97	-	-
Available for sale securities
U.S. Treasury and agencies	118,789	-	118,789	-
Obligations of states and political subdivisions	216,726	-	216,726	-
Residential mortgage-backed securities and collateralized mortgage obligations	2,581,504	-	2,581,504	-
Other debt securities	152	-	152	-
Investments in mutual funds and other equity securities	2,009	-	2,009	-
Mortgage servicing rights, at fair value	14,454	-	-	14,454
Derivatives	1,060	-	1,060	-

Total assets measured at fair value	$2,937,718	$3,024	$2,920,240	$14,454

Junior subordinated debentures, at fair value	$80,688	$-	$-	$80,688
Derivatives	361	-	361	-

Total liabilities measured at fair value	$81,049	$-	$361	$80,688

(1)	Principally represents U.S. Treasury and agencies or residential mortgage-backed securities issued or guaranteed by governmental agencies.

The following methods were used to estimate the fair value of each class of financial instrument above:

Cash and Cash Equivalents – For short-term instruments, including cash and due from banks, and interest bearing deposits with banks, the carrying amount is a reasonable estimate of fair value.

Securities – Fair values for investment securities are based on quoted market prices when available or through the use of alternative approaches, such as matrix or model pricing, or broker indicative bids, when market quotes are not readily accessible or available.

Loans Held For Sale – For loans held for sale, carrying value approximates fair value.

Non-covered Loans and Leases – Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, including commercial, real estate and consumer loans. Each loan category is further segregated by fixed and variable rate. For variable rate loans, carrying value approximates fair value. Effective in the second quarter of 2010, the fair value of fixed rate loans is calculated by discounting contractual cash flows at rates which similar loans are currently being made. These amounts are discounted further by embedded probable losses expected to be realized in the portfolio.

Covered Loans and Leases – Covered loans are initially measured at their estimated fair value on their date of acquisition as described in Note 6. Subsequent to acquisition, the fair value of covered loans is measured using the same methodology as that of non-covered loans.

Restricted Equity Securities – The carrying value of restricted equity securities approximates fair value as the shares can only be redeemed by the issuing institution at par.

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

FDIC Indemnification Asset – The FDIC indemnification asset is calculated as the expected future cash flows under the loss-share agreement discounted by a rate reflective of the creditworthiness of the FDIC as would be required from the market.

Visa Class B Common Stock – The fair value of Visa Class B common stock is estimated by applying a 5% discount to the value of the unredeemed Class A equivalent shares. The discount primarily represents the risk related to the further potential reduction of the conversion ratio between Class B and Class A shares and a liquidity risk premium.

Deposits – The fair value of deposits with no stated maturity, such as non-interest bearing deposits, savings and interest checking accounts, and money market accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Securities Sold under Agreements to Repurchase and Federal Funds Purchased – For short-term instruments, including securities sold under agreements to repurchase and federal funds purchased, the carrying amount is a reasonable estimate of fair value.

Term Debt – The fair value of medium term notes is calculated based on the discounted value of the contractual cash flows using current rates at which such borrowings can currently be obtained.

Junior Subordinated Debentures – The fair value of junior subordinated debentures is estimated using an income approach valuation technique. The ending carrying (fair) value of the junior subordinated debentures measured at fair value represents the estimated amount that would be paid to transfer these liabilities in an orderly transaction amongst market participants. Due to credit concerns in the capital markets and inactivity in the trust preferred markets that have limited the observability of market spreads, we have classified this as a Level 3 fair value measure.

Derivative Instruments – The fair value of the derivative instruments is estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate.

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2011 and 2010.

(in thousands)

Three months ended September 30,	Beginning Balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending Balance	Net change in unrealized gains or (losses) relating to items held at end of period
2011
Mortgage servicing rights	$16,350	$(1,431)	$1,693	$-	$16,612	$(1,116)
Junior subordinated debentures	81,766	1,531	-	(973)	82,324	1,531
2010
Mortgage servicing rights	$12,895	$(1,057)	$1,616	$-	$13,454	$(434)
Junior subordinated debentures	79,590	1,600	-	(1,044)	80,146	1,600

(in thousands)

Nine months ended September 30,	Beginning Balance	Change included in earnings	Purchases, issuances and settlements	Sales and settlements	Ending Balance	Net change in unrealized gains or (losses) relating to items held at end of period
2011
Mortgage servicing rights	$14,454	$(1,942)	$4,100	$-	$16,612	$(1,037)
Junior subordinated debentures	80,688	4,564	-	(2,928)	82,324	4,564
2010
Mortgage servicing rights	$12,625	$(2,857)	$3,686	$-	$13,454	$(1,697)
Junior subordinated debentures	85,666	(2,550)	-	(2,970)	80,146	(2,550)

Losses on mortgage servicing rights carried at fair value are recorded in mortgage banking revenue within other non-interest income. Gains (losses) on junior subordinated debentures carried at fair value are recorded within other non-interest income. The contractual interest expense on the junior subordinated debentures is recorded on an accrual basis as interest on junior subordinated debentures within interest expense. Settlements related to the junior subordinated debentures represent the payment of accrued interest that is embedded in the fair value of these liabilities.

Management believes that the credit risk adjusted spread being utilized is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt, and not as a result of changes to our entity-specific credit risk. The widening of the credit risk adjusted spread above the Company’s contractual spreads has primarily contributed to the positive fair value adjustments. Future contractions in the credit risk adjusted spread relative to the spread currently utilized to measure the Company’s junior subordinated debentures at fair value as of September 30, 2011, or the passage of time, will result in negative fair value adjustments. Generally, an increase in the credit risk adjusted spread and/or a decrease in the three month LIBOR swap curve will result in positive fair value adjustments. Conversely, a decrease in the credit risk adjusted spread and/or an increase in the three month LIBOR swap curve will result in negative fair value adjustments.

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

(in thousands)

	September 30, 2011
Description	Total	Level 1	Level 2	Level 3
Investment securities, held to maturity
Residential mortgage-backed securities and collateralized mortgage obligations	$217	$-	$-	$217
Non-covered loans and leases	58,046	-	-	58,046
Non-covered other real estate owned	14,653	-	-	14,653
Covered other real estate owned	9,761	-	-	9,761

	$82,677	$-	$-	$82,677

	December 31, 2010
Description	Total	Level 1	Level 2	Level 3
Investment securities, held to maturity
Residential mortgage-backed securities and collateralized mortgage obligations	$1,226	$-	$-	$1,226
Non-covered loans and leases	74,639	-	-	74,639
Non-covered other real estate owned	7,958	-	-	7,958
Covered other real estate owned	8,708			8,708

	$92,531	$-	$-	$92,531

The following table presents the losses resulting from nonrecurring fair value adjustments for the three and nine months ended September 30, 2011 and 2010:

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Investment securities, held to maturity
Residential mortgage-backed securities and collateralized mortgage obligations	$-	$44	$72	$332
Non-covered loans and leases	15,338	31,343	48,533	95,932
Non-covered other real estate owned	2,000	442	7,518	2,163
Covered other real estate owned	5,326	920	7,247	925

Total loss from nonrecurring measurements	$22,664	$32,749	$63,370	$99,352

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

The non-covered and covered other real estate owned amount above represents impaired real estate that has been adjusted to fair value. Non-covered other real estate owned represents real estate which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned is recorded at the lower of the carrying amount of the loan or fair value less costs to sell, which becomes the property's new basis. Any write-downs based on the asset's fair value at the date of acquisition are charged to the allowance for loan and lease losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Fair value adjustments on other real estate owned are recognized within net loss on real estate owned. The loss represents impairments on non-covered other real estate owned for fair value adjustments based on the fair value of the real estate.

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

We are considered one of the most innovative community banks in the United States, with a strategy that combines a retail product delivery approach with an emphasis on quality-assured personal service. The Bank has evolved from a traditional community bank into a community-oriented financial services retailer by implementing a differentiated delivery of bank products and services, building a culture focused on service and competing on the customer experience, not on price. We believe all of these factors have contributed to our ability to increase revenue and have allowed Umpqua to differentiate itself from the competition.

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

Executive Overview

Significant items for the third quarter of 2011 were as follows:

•

Net earnings available to common shareholders per diluted common share were $0.19 and $0.46 for the three and nine months ended September 30, 2011, as compared to net earnings available to common shareholders per diluted common share of $0.07 for the three and nine months ended September 30, 2010. Operating earnings per diluted common share, defined as earnings available to common shareholders before net gains or losses on junior subordinated debentures carried at fair value, net of tax, bargain purchase gains, net of tax, and merger related expenses, net of tax, divided by the same diluted share total used in determining diluted earnings per common share, were $0.19 and $0.47 for the three and nine months ended September 30, 2011, as compared to operating earnings per diluted common share of $0.08 and $0.04 for the three and nine months ended September 30, 2010. Operating earnings per diluted share is considered a “non-GAAP” financial measure. More information regarding this measurement and reconciliation to the comparable GAAP measurement is provided under the heading Results of Operations-Overview below.

•

Net interest margin, on a tax equivalent basis, was 4.12% and 4.21% for the three and nine months ended September 30, 2011, compared to 4.42% and 4.18% for the same periods a year ago. The decrease in net interest margin for the current quarter compared to the same quarter prior year resulted from a decrease in covered loans and an increase in interest bearing deposits, partially offset by a decrease in interest bearing cash, the increase in investment securities, increased non-covered loans outstanding and declining cost of interest bearing deposits.

•

The provision for non-covered loan and lease losses was $9.1 million and $39.6 million for the three and nine months ended September 30, 2011, as compared to the $24.2 million and $96.1 million recognized for the three and nine months ended September 30, 2010. The decrease resulted from a decrease in net charge-offs and overall decline in non-performing loans.

•

Mortgage banking revenue was $7.1 million and $17.2 for the three and nine months ended September 30, 2011, compared to $7.1 million and $13.8 million for the three and nine months ended September 30, 2010. Closed mortgage volume increased 25% in the current year-to-date over the prior year same period due to an increase in purchase and refinancing activity related to historically low interest rates.

•

Total gross non-covered loans and leases were $5.8 billion as of September 30, 2011, an increase of $169.1 million as compared to December 31, 2010. This increase is principally attributable to loan production, primarily related to the commercial and industrial segment of the portfolio, offset by charge-offs and transfers to other real estate owned during the period.

•

Total deposits were $9.4 billion as of September 30, 2011, a decrease of $29.4 million, as compared to December 31, 2010. Despite the decline in total deposits, non-interest bearing deposits increased $324.2 million, or 20%, as compared to December 31, 2010.

•

Total consolidated assets were $11.8 billion as of September 30, 2011, representing an increase of $104.2 million from December 31, 2010. The increase is attributable to the increase in non-covered loans and leases and an increase in investment securities.

•

Non-covered, non-performing assets decreased to $146.4 million, or 1.24% of total assets, as of September 30, 2011, as compared to $178.0 million, or 1.53% of total assets, as of December 31, 2010. Non-covered, non-performing loans decreased to $111.6 million, or 1.91% of total non-covered loans, as of September 30, 2011, as compared to $145.2 million, or 2.57% of total non-covered loans as of December 31, 2010. Non-accrual loans have been written-down to their estimated net realizable values.

•

Net charge-offs on non-covered loans were $14.0 million for the three months ended September 30, 2011, or 0.96% of average non-covered loans and leases (annualized), as compared to net charge-offs of $30.0 million, or 2.08% of average non-covered loans and leases (annualized), for the three months ended September 30, 2010. Net charge-offs on non-covered loans were $48.6 million for the nine months ended September 30, 2011, or 1.14% of average non-covered loans and leases (annualized), as compared to net charge-offs of $95.7 million, or 2.2% of average non-covered loans and leases (annualized), for the nine months ended September 30, 2010.

•	Total risk based capital decreased to 17.50% as of September 30, 2011, compared to 17.62% as of December 31, 2010, due to the increase in risk-weighted assets during the quarter.

•	Cash dividends declared in the third quarter of 2011 were $0.07 per common share, an increase of 40% compared to the previous quarter.

Summary of Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2010 included in the Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 17, 2011. Not all of these critical accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes that the following policies would be considered critical under the SEC's definition.

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

Each risk rating is assessed an inherent credit loss factor that determines the amount of the allowance for loan and lease losses provided for that group of loans and leases with similar risk rating. Credit loss factors may vary by region based on management's belief that there may ultimately be different credit loss rates experienced in each region.

Regular credit reviews of the portfolio also identify loans that are considered potentially impaired. Potentially impaired loans are referred to the ALLL Committee which reviews and approves designated loans as impaired. A loan is considered impaired when based on current information and events, we determine that we will probably not be able to collect all amounts due according to the loan contract, including scheduled interest payments. When we identify a loan as impaired, we measure the impairment using discounted cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral for collateral dependent loans. A loan is considered collateral dependent if repayment of the loan is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment. In these cases, we use the current fair value of the collateral, less selling costs, instead of discounted cash flows. If we determine that the value of the impaired loan is less than the recorded investment in the loan, we either recognize an impairment reserve as a specific component to be provided for in the allowance for loan and lease losses or charge-off the impaired balance on collateral dependent loans if it is determined that such amount represents a confirmed loss. The combination of the risk rating-based allowance component and the impairment reserve allowance component lead to an allocated allowance for loan and lease losses.

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

The reserve for unfunded commitments (“RUC”) is established to absorb inherent losses associated with our commitment to lend funds, such as with a letter or line of credit. The adequacy of the ALLL and RUC are monitored on a regular basis and are based on management's evaluation of numerous factors. These factors include the quality of the current loan portfolio; the trend in the loan portfolio's risk ratings; current economic conditions; loan concentrations; loan growth rates; past-due and non-performing trends; evaluation of specific loss estimates for all significant problem loans; historical charge-off and recovery experience; and other pertinent information.

Management believes that the ALLL was adequate as of September 30, 2011. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 80% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses.

Covered Loans and FDIC Indemnification Asset

Loans acquired in a FDIC-assisted acquisition that are subject to a loss-share agreement are referred to as “covered loans” and reported separately in our statements of financial condition. Acquired loans were aggregated into pools based on individually evaluated common risk characteristics and aggregate expected cash flows were estimated for each pool. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. The cash flows expected to be received over the life of the pool were estimated by management with the assistance of a third party valuation specialist. These cash flows were input into a ASC 310-30 compliant accounting loan system which calculates the carrying values of the pools and underlying loans, book yields, effective interest income and impairment, if any, based on actual and projected events. Default rates, loss severity, and prepayment speeds assumptions are periodically reassessed and updated within the accounting model to update our expectation of future cash flows. The excess of the cash flows expected to be collected over a pool’s carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the loan or pool using the effective yield method. The accretable yield may change due to changes in the timing and amounts of expected cash flows. Changes in the accretable yield are disclosed quarterly.

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

The expected life of the loan can vary from management's estimates due to prepayments by borrowers, especially when rates fall. Prepayments in excess of management's estimates would negatively impact the recorded value of the mortgage servicing rights. The value of the mortgage servicing rights is also dependent upon the discount rate used in the model, which we base on current market rates. Management reviews this rate on an ongoing basis based on current market rates. A significant increase in the discount rate would reduce the value of mortgage servicing rights. Additional information is included in Note 7 of the Notes to Consolidated Financial Statements.

Valuation of Goodwill and Intangible Assets

At September 30, 2011, we had $678.4 million in goodwill and other intangible assets as a result of business combinations. Goodwill and other intangible assets with indefinite lives are not amortized but instead are periodically tested for impairment. Management performs an impairment analysis for the intangible assets with indefinite lives on an annual basis as of December 31. Additionally, goodwill and other intangible assets with indefinite lives are evaluated on an interim basis when events or circumstance indicate impairment potentially exists. The impairment analysis requires management to make subjective judgments. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures, technology, changes in discount rates and specific industry and market conditions. There can be no assurance that changes in circumstances, estimates or assumption may result in additional impairment of all, or some portion of, goodwill.

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

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. With the Update, a company testing goodwill for impairment now has the option of performing a qualitative assessment before calculating the fair value of the reporting unit (the first step of goodwill impairment test). If, on the basis of qualitative factors, the fair value of the reporting unit is more likely than not greater than the carrying amount, a quantitative calculation would not be needed. Additionally, new examples of events and circumstances that an entity should consider in performing its qualitative assessment about whether to proceed to the first step of the goodwill impairment have been made to the guidance and replace the previous guidance for triggering events for interim impairment assessment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

RESULTS OF OPERATIONS

OVERVIEW

For the three months ended September 30, 2011, net earnings available to common shareholders were $21.8 million, or $0.19 per diluted common share, as compared to net earnings available to common shareholders of $8.2 million, or $0.07 per diluted common share, for the three months ended September 30, 2010. For the nine months ended September 30, 2011, net earnings available to common shareholders was $52.9 million, or $0.46 per diluted common share, as compared to net earnings available to common shareholders of $7.9 million, or $0.07 per diluted common share, for the nine months ended September 30, 2010.

The increase in net earnings for the three months ended September 30, 2011 compared to the same period of the prior year is principally attributable to decreased provision for non-covered loan losses, and increased non-interest income, partially offset by decreased net interest income, increased provision for covered loan losses and increased non-interest expense. The increase in net income for the nine months ended September 30, 2011 compared to the same period of the prior year is principally attributable to increased net interest income, decreased provision for non-covered loan losses and increased non-interest income, partially offset by increased provision for covered loan losses and increased non-interest expense. Non-interest income includes a bargain purchase gain on acquisition in the nine months ended September 30, 2010 of $6.4 million relating to the acquisition of Evergreen. We assumed certain assets and liabilities of Evergreen, Rainier, and Nevada Security on January 22, 2010, February 26, 2010, and June 18, 2010, respectively, and the results of the acquired operations are included in our financial results starting on January 23, 2010, February 27, 2010, and June 19, 2010, respectively.

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

The following table provides the reconciliation of earnings available to common shareholders (GAAP) to operating earnings (non-GAAP), and earnings per diluted common share (GAAP) to operating earnings per diluted share (non-GAAP) for the three and nine months ended September 30, 2011 and 2010:

Reconciliation of Net Earnings Available to Common Shareholders to Operating Earnings

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net earnings available to common shareholders	$21,757	$8,173	$52,861	$7,927
Adjustments:
Net loss (gain) on junior subordinated debentures carried at fair value, net of tax	332	332	986	(3,320)
Bargain purchase gain on acquisitions, net of tax	-	-	-	(3,862)
Merger-related expenses, net of tax	31	986	182	3,431

Operating earnings	$22,120	$9,491	$54,029	$4,176

Per diluted share:
Net earnings available to common shareholders	$0.19	$0.07	$0.46	$0.07
Adjustments:
Net loss (gain) on junior subordinated debentures carried at fair value, net of tax	-	-	0.01	(0.03)
Bargain purchase gain on acquisitions, net of tax	-	-	-	(0.04)
Merger-related expenses, net of tax	-	0.01	-	0.04

Operating earnings	$0.19	$0.08	$0.47	$0.04

The following table presents the returns on average assets, average common shareholders’ equity and average tangible common shareholders’ equity for the three and nine months ended September 30, 2011 and 2010. For each of the periods presented, the table includes the calculated ratios based on reported net earnings available to common shareholders and operating income as shown in the table above. Our return on average common shareholders’ equity is negatively impacted as the result of capital required to support goodwill. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger-related intangible assets, we believe it beneficial to also consider the return on average tangible common shareholders’ equity. The return on average tangible common shareholders’ equity is calculated by dividing net earnings available to common shareholders by average shareholders’ common equity less average goodwill and intangible assets, net (excluding MSRs). The return on average tangible common shareholders’ equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders’ equity.

Return on Average Assets, Common Shareholders' Equity and Tangible Common Shareholders' Equity

(dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Returns on average assets:
Net earnings available to common shareholders	0.74%	0.29%	0.61%	0.10%
Operating earnings	0.75%	0.34%	0.62%	0.05%

Returns on average common shareholders' equity:
Net earnings available to common shareholders	5.11%	1.95%	4.23%	0.68%
Operating earnings	5.20%	2.27%	4.33%	0.36%

Returns on average tangible common shareholders' equity:
Net earnings available to common shareholders	8.55%	3.32%	7.14%	1.19%
Operating earnings	8.70%	3.86%	7.30%	0.62%

Calculation of average common tangible shareholders' equity:
Average common shareholders' equity	$1,688,082	$1,660,490	$1,669,373	$1,565,884
Less: average goodwill and other intangible assets, net	(678,967)	(684,488)	(680,212)	(672,114)

Average tangible common shareholders' equity	$1,009,115	$976,002	$989,161	$893,770

Additionally, management believes “tangible common equity” and the “tangible common equity ratio” are meaningful measures of capital adequacy. Umpqua believes the exclusion of certain intangible assets in the computation of tangible common equity and tangible common equity ratio provides a meaningful base for period-to-period and company-to-company comparisons, which management believes will assist investors in analyzing the operating results and capital of the Company. Tangible common equity is calculated as total shareholders' equity less preferred stock and less goodwill and other intangible assets, net (excluding MSRs). In addition, tangible assets are total assets less goodwill and other intangible assets, net (excluding MSRs). The tangible common equity ratio is calculated as tangible common shareholders’ equity divided by tangible assets. The tangible common equity and tangible common equity ratio is considered a non-GAAP financial measure and should be viewed in conjunction with the total shareholders’ equity and the total shareholders’ equity ratio.

The following table provides a reconciliation of ending shareholders’ equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of September 30, 2011 and December 31, 2010:

Reconciliations of Total Shareholders' Equity to Tangible Common Shareholders' Equity and Total Assets to Tangible Assets

(dollars in thousands)

	September 30, 2011	December 31, 2010

Total shareholders’ equity	$1,695,120	$1,642,574
Subtract:
Goodwill and other intangible assets, net	678,448	681,969

Tangible common shareholders’ equity	$1,016,672	$960,605

Total assets	$11,772,883	$11,668,710
Subtract:
Goodwill and other intangible assets, net	678,448	681,969

Tangible assets	$11,094,435	$10,986,741

Tangible common equity ratio	9.16%	8.74%

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although we believe these non-GAAP financial measure are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

NET INTEREST INCOME

Net interest income is the largest source of our operating income. Net interest income for the three months ended September 30, 2011 was $107.5 million, a decrease of $783,000 or 1% compared to the same period in 2010. The results for the three months ended

September 30, 2011 as compared to the same period in 2010 are attributable to a decrease in yields on non-covered and covered loan portfolios, a decline in average covered loan balances and a decline in investment yields, partially offset by increases in average investment balances and average non-covered loan balances and a decline in the cost of deposits.

Net interest income for the nine months ended September 30, 2011 was $321.8 million, an increase of $34.1 million or 12% compared to the same period in 2010. The results for the nine months ended September 30, 2011 as compared to the same period in 2010 are attributable to increased average covered loan and average investment balances, increased covered loan yields, decreased cost of deposits, and investing excess interest earning cash into the investment portfolio, partially offset by lower average non-covered loan balances, lower non-covered loan yields, lower investment yields, and increased average interest bearing deposit balances.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax equivalent basis was 4.12% for the three months ended September 30, 2011, a decrease of 30 basis points as compared to the same period in 2010. The decrease in net interest margin for the three months ended September 30, 2011 as compared to the same period in the prior year primarily resulted from a decrease in yields on non-covered and covered loan portfolios, a decline in average covered loan balances and a decline in investment yields, partially offset by increases in average investment and average non-covered loan balances, a decline in the cost of deposits, and investing excess interest earning cash into the investment portfolio.

The net interest margin on a fully tax-equivalent basis was 4.21% for the nine months ended September 30, 2011, an increase of 3 basis points as compared to the same period in 2010. The increase in net interest margin for the nine months ended September 30, 2011 as compared to the same periods in the prior year primarily resulted from increased average covered loan and average investment balances, increased covered loan yields (as a result of payoffs ahead of expectations), decreased cost of deposits, and investing excess interest earning cash into the investment portfolio, partially offset by lower average non-covered loan balances, lower non-covered loan yields, lower investment yields, and increased average interest bearing deposit balances.

Loan disposal related activities within the covered loan portfolio, either through loans being paid off in full or transferred to other real estate owned (“OREO”), result in gains within covered loan interest income to the extent assets received in satisfaction of debt (such as cash or the net realizable value of OREO received) exceeds the allocated carrying value of the loan disposed of from the pool. Loan disposal activities contributed $4.8 million and $19.7 million of interest income for the three and nine months ended September 30, 2011, compared to $13.7 million of loan disposal gains recognized during the three and nine months ended September 30, 2010. While dispositions of covered loans positively impact net interest margin, we recognize a corresponding decrease to the change in FDIC indemnification asset at the incremental loss-sharing rate within other non-interest income.

Also, net interest income for the three and nine months ended September 30, 2011 was negatively impacted by the $149,000 and $1.9 million reversal of interest and fee income on non-covered, non-accrual loans, as compared to the $569,000 and $2.3 million reversal of interest and fee income during the three and nine months ended September 30, 2010. Excluding the impact of covered loan disposal gains and interest and fee income reversals on non-covered, non-accrual loans, tax equivalent net interest margin would have been 3.94% and 3.98% for the three and nine months ended September 30, 2011 and 3.89% and 4.02% for the three and nine months ended September 30, 2010.

Also contributing to the change in net interest margin for the three and nine months ended September 30, 2011, as compared to the same period of the prior year, is the continued efforts of management to reduce the cost of interest-bearing liabilities, specifically interest-bearing deposits. The total cost of interest-bearing deposits for the three and nine months ended September 30, 2011 was 0.77% and 0.79%, representing a 31 and 33 basis point decrease since the three and nine months ended September 30, 2010.

Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds. The following table presents condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three and nine months ended September 30, 2011 and 2010:

Average Rates and Balances (Quarterly)

(dollars in thousands)

	Three months ended September 30, 2011			Three months ended September 30, 2010
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Non-covered loans and leases (1)	$5,838,699	$81,041	5.51%	$5,764,517	$83,829	5.77%
Covered loans and leases, net	690,090	20,950	12.04%	847,704	28,823	13.49%
Taxable securities	2,964,361	21,934	2.96%	1,984,672	17,427	3.51%
Non-taxable securities (2)	221,218	3,189	5.77%	230,815	3,294	5.71%
Temporary investments and interest-bearing deposits	741,030	466	0.25%	993,092	646	0.26%

Total interest earning assets	10,455,398	127,580	4.84%	9,820,800	134,019	5.41%
Allowance for non-covered loan and lease losses	(96,365)			(107,179)
Other assets	1,349,046			1,445,689

Total assets	$11,708,079			$11,159,310

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	$4,734,705	$5,520	0.46%	$4,271,246	$8,360	0.78%
Time deposits	2,823,652	9,059	1.27%	3,073,827	11,553	1.49%
Federal funds purchased and repurchase agreements	122,207	152	0.49%	53,885	136	1.01%
Term debt	256,419	2,332	3.61%	281,571	2,533	3.57%
Junior subordinated debentures	184,340	1,930	4.15%	182,530	2,047	4.45%

Total interest-bearing liabilities	8,121,323	18,993	0.93%	7,863,059	24,629	1.24%
Non-interest-bearing deposits	1,829,245			1,565,525
Other liabilities	69,429			70,236

Total liabilities	10,019,997			9,498,820
Common equity	1,688,082			1,660,490

Total liabilities and shareholders’ equity	$11,708,079			$11,159,310

NET INTEREST INCOME		$108,587			$109,390

NET INTEREST SPREAD			3.91%			4.17%
AVERAGE YIELD ON EARNING ASSETS (1), (2)			4.84%			5.41%
INTEREST EXPENSE TO EARNING ASSETS			0.72%			0.99%

NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			4.12%			4.42%

(1)	Non-covered non-accrual loans, leases, and mortgage loans held for sale are included in the average balance.
(2)	Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1.1 million and $1.1 million for the three months ended September 30, 2011 and 2010, respectively.

Average Rates and Balances (Year-to-Date)

(dollars in thousands)

	Nine months ended September 30, 2011			Nine months ended September 30, 2010
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Non-covered loans and leases (1)	$5,735,525	$239,095	5.57%	$5,851,506	$252,866	5.78%
Covered loans and leases, net	725,737	64,723	11.92%	638,293	47,734	10.00%
Taxable securities	2,996,292	68,332	3.04%	1,742,463	49,074	3.76%
Non-taxable securities (2)	221,439	9,684	5.83%	228,000	9,859	5.76%
Temporary investments and interest-bearing deposits	647,861	1,207	0.25%	841,529	1,590	0.25%

Total interest earning assets	10,326,854	383,041	4.96%	9,301,791	361,123	5.19%
Allowance for non-covered loan and lease losses	(97,637)			(101,901)
Other assets	1,369,159			1,338,928

Total assets	$11,598,376			$10,538,818

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	$4,686,707	$16,416	0.47%	$4,043,287	$23,277	0.77%
Time deposits	2,890,161	28,527	1.32%	2,783,492	33,888	1.63%
Federal funds purchased and repurchase agreements	103,530	405	0.52%	50,328	382	1.02%
Term debt	258,036	6,922	3.59%	259,428	6,832	3.52%
Junior subordinated debentures	183,879	5,769	4.19%	184,541	5,871	4.25%

Total interest-bearing liabilities	8,122,313	58,039	0.96%	7,321,076	70,250	1.28%
Non-interest-bearing deposits	1,735,767			1,497,110
Other liabilities	70,923			63,630

Total liabilities	9,929,003			8,881,816
Preferred equity	-			91,118
Common equity	1,669,373			1,565,884

Total liabilities and shareholders' equity	$11,598,376			$10,538,818

NET INTEREST INCOME		$325,002			$290,873

NET INTEREST SPREAD			4.00%			3.91%
AVERAGE YIELD ON EARNING ASSETS (1), (2)			4.96%			5.19%
INTEREST EXPENSE TO EARNING ASSETS			0.75%			1.01%

NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			4.21%			4.18%

(1)	Non-covered non-accrual loans, leases, and mortgage loans held for sale are included in the average balance.
(2)	Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $3.2 million and $3.2 million for the nine months ended September 30, 2011 and 2010, respectively.

The following tables sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three and nine months ended September 30, 2011 as compared to the same periods in 2010. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Rate/Volume Analysis

(in thousands)

	Three months ended September 30, 2011 compared to 2010
	Increase (decrease) in interest income and expense due to changes in
	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Non-covered loans and leases	$1,068	$(3,856)	$(2,788)
Covered loans and leases	(4,995)	(2,878)	(7,873)
Taxable securities	7,576	(3,069)	4,507
Non-taxable securities (1)	(138)	33	(105)
Temporary investments and interest bearing deposits	(160)	(20)	(180)

Total (1)	3,351	(9,790)	(6,439)
INTEREST-BEARING LIABILITIES:
Interest bearing checking and savings accounts	829	(3,669)	(2,840)
Time deposits	(892)	(1,602)	(2,494)
Repurchase agreements and federal funds	110	(94)	16
Term debt	(229)	28	(201)
Junior subordinated debentures	20	(137)	(117)

Total	(162)	(5,474)	(5,636)

Net increase in net interest income (1)	$3,513	$(4,316)	$(803)

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

Rate/Volume Analysis (Year-to-Date)

(in thousands)

	Nine months ended September 30,
	2011 compared to 2010
	Increase (decrease) in interest income
	and expense due to changes in
	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Non-covered loans and leases	$(4,948)	$(8,823)	$(13,771)
Covered loans and leases	7,062	9,927	16,989
Taxable securities	29,999	(10,741)	19,258
Non-taxable securities (1)	(286)	111	(175)
Temporary investments and interest bearing deposits	(361)	(22)	(383)

Total (1)	31,466	(9,548)	21,918
INTEREST-BEARING LIABILITIES:
Interest bearing checking and savings accounts	3,285	(10,146)	(6,861)
Time deposits	1,258	(6,619)	(5,361)
Repurchase agreements and federal funds	270	(247)	23
Term debt	(36)	126	90
Junior subordinated debentures	(21)	(81)	(102)

Total	4,756	(16,967)	(12,211)

Net increase in net interest income (1)	$26,710	$7,419	$34,129

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

PROVISION FOR LOAN AND LEASE LOSSES

The provision for non-covered loan and lease losses was $9.1 million and $39.6 million for the three and nine months ended September 30, 2011, as compared to $24.2 million and $96.1 million for the same periods in 2010. As an annualized percentage of average outstanding non-covered loans, the provision for non-covered loan losses recorded for the three and nine months ended September 30, 2011 was 0.62% and 0.92% as compared to 1.67% and 2.20% in the same periods in 2010.

The decrease in the provision for loan and lease losses in the three and nine months ended September 30, 2011 as compared to the same period in 2010 is principally attributable to the declining levels of non-performing loans and the decrease in net charge-offs during the period.

The Company recognizes the charge-off of impairment reserves on impaired loans in the period they arise for collateral dependent loans. Therefore, the non-covered, non-accrual loans of $99.9 million as of September 30, 2011 have already been written-down to their estimated fair value, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices. Depending on the characteristics of a loan, the fair value of collateral is estimated by obtaining external appraisals.

The provision for non-covered loan and lease losses is based on management's evaluation of inherent risks in the loan portfolio and a corresponding analysis of the allowance for non-covered loan and lease losses. Additional discussion on loan quality and the allowance for non-covered loan and lease losses is provided under the heading Asset Quality and Non-Performing Assets below.

The provision for covered loan and lease losses was $4.4 million and $15.4 million for the three and nine months ended September 30, 2011, as compared to $667,000 for the same periods in 2010. Provisions for covered loan and leases losses are recognized subsequent to acquisition to the extent it is probable we will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimate after acquisition, considering both the timing and amount of those expected cash flows. Provisions may be required when determined losses of unpaid principal incurred exceed previous loss expectations to-date, or future cash flows previously expected to be collectible are no longer probable of collection. Provisions for covered loan and lease losses, including amounts advanced subsequent to acquisition, are not reflected in the allowance for non-covered loan and lease losses, rather as a valuation allowance netted against the carrying value of the covered loan and lease balance accounted for under ASC 310-30, in accordance with the guidance.

NON-INTEREST INCOME

Non-interest income for the three months ended September 30, 2011 was $24.8 million, an increase of $12.6 million, or 104%, as compared to the same period in 2010. Non-interest income for the nine months ended September 30, 2011 was $66.0 million, an increase of $5.2 million, or 9%, as compared to the same period in 2010. The following table presents the key components of non-interest income for the three and nine months ended September 30, 2011 and 2010:

Non-Interest Income

(in thousands)

	Three months ended September 30,				Nine months ended September 30,
	2011	2010	Change Amount	Change Percent	2011	2010	Change Amount	Change Percent

Service charges on deposit accounts	$8,849	$8,756	$93	1%	$25,210	$26,706	$(1,496)	-6%
Brokerage commissions and fees	3,115	2,609	506	19%	9,768	8,387	1,381	16%
Mortgage banking revenue, net	7,084	7,138	(54)	-1%	17,166	13,825	3,341	24%
Gain on investment securities, net	1,813	2,287	(474)	-21%	7,419	1,999	5,420	271%
(Loss) gain on junior subordinated debentures carried at fair value	(554)	(554)	-	0%	(1,643)	5,534	(7,177)	-130%
Bargain purchase gain on acquisition	-	-	-	0%	-	6,437	(6,437)	-100%
Change in FDIC indemnification asset	1,611	(11,948)	13,559	-113%	(1,035)	(11,075)	10,040	-91%
Other income	2,860	3,845	(985)	-26%	9,105	8,930	175	2%

Total	$24,778	$12,133	$12,645	104%	$65,990	$60,743	$5,247	9%

For the nine months ended September 30, 2011, the decrease in service charges on deposit accounts is due to a $4.8 million, or 33%, reduction in non-sufficient funds and overdraft fee revenue, offset by increases in ATM income and increased other deposit account service charges. The decline in non-sufficient funds and overdraft fee revenue in the respective periods is due to regulatory reform changes which took place in the third quarter of 2010, while other deposit service charges increased as a result of the overall increase in deposits including deposits acquired from the Rainier, Evergreen and Nevada Security acquisitions.

Brokerage commissions and fees for the three and nine months ended September 30, 2011 increased 19% and 16% as a result of the increase in assets under management under the Wealth Management segment.

For the nine months ended September 30, 2011 mortgage banking revenue increased 24% due to an increase in mortgage production based on an increase in purchase and refinancing activity compared to the same period of the prior year. Closed mortgage volume for the three and nine months ended September 30, 2011 was $279.6 million and $631.3 million, representing a 21% and 25% increase compared to the same periods of the prior year.

Early in the third quarter of 2011, the Company sold approximately $59 million of longer duration investment securities in order to reduce the price risk of the securities portfolio if interest rates were to significantly increase in future periods. In connection with this sale, the Company recognized a gain on sale of investment securities of $1.8 million. Consistent with the second quarter of 2011, the purpose of the sale was not to recognize gains, rather it was to reduce the overall price risk of the portfolio and to hedge the potential future adverse effects of rising interest rates on accumulated other comprehensive income.

For the three and nine months ended September 30, 2011, we recorded a loss of $554,000 and $1.6 million, as compared to a loss of $554,000 and a gain of $5.5 million for the three and nine months ended September 30, 2010, in the change of fair value on the junior subordinated debentures recorded at fair value. Additional information on the junior subordinated debentures carried at fair value is included in Note 9 of the Notes to Condensed Consolidated Financial Statements and under the heading Junior Subordinated Debentures.

In the prior year, a bargain purchase gain of $6.4 million represented the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed in the Evergreen acquisition.

For the three and nine months ended September 30, 2011 and 2010, the change in FDIC indemnification asset represents a change in cash flows expected to be recoverable under the loss-share agreements entered into with the FDIC in connection with the Evergreen, Rainier, and Nevada Security FDIC-assisted acquisitions. Additional information on the FDIC indemnification asset is included in Note 6 of the Notes to Condensed Consolidated Financial Statements and under the heading Covered Assets.

Other income for the three and nine months ended September 30, 2011 decreased $1.0 million and increased $175,000 compared to the same periods in the prior year, primarily due to net revenue related to initiation of an interest rate swap program with commercial banking customers to facilitate their risk management strategies, offset by various non-recurring sundry recoveries recognized in the third quarter of 2010.

NON-INTEREST EXPENSE

Non-interest expense for the three months ended September 30, 2011 was $86.2 million, an increase of $1.1 million, or 1%, as compared to the same period in 2010. Non-interest expense for the nine months ended September 30, 2011 was $253.6 million, an increase of $23.8 million, or 10%, as compared to the same period in 2010. The following table presents the key elements of non-interest expense for the three and nine months ended September 30, 2011 and 2010:

Non-Interest Expense

(in thousands)	Three months ended September 30,				Nine months ended September 30,
	2011	2010	Change Amount	Change Percent	2011	2010	Change Amount	Change Percent
Salaries and employee benefits	$45,023	$42,964	$2,059	5%	$133,441	$118,808	$14,633	12%
Net occupancy and equipment	12,803	11,448	1,355	12%	37,867	33,596	4,271	13%
Communications	2,791	2,480	311	13%	8,397	7,300	1,097	15%
Marketing	2,007	2,468	(461)	-19%	4,656	5,191	(535)	-10%
Services	6,089	5,507	582	11%	17,997	16,253	1,744	11%
Supplies	686	1,177	(491)	-42%	2,310	2,906	(596)	-21%
FDIC assessments	1,867	3,910	(2,043)	-52%	8,561	10,909	(2,348)	-22%
Net loss on non-covered other real estate owned	2,289	663	1,626	245%	8,967	3,542	5,425	153%
Net loss (gain) on covered other real estate owned	4,755	(980)	5,735	-585%	5,778	(2,500)	8,278	-331%
Intangible amortization	1,222	1,356	(134)	-10%	3,724	4,032	(308)	-8%
Merger related expenses	51	1,643	(1,592)	-97%	303	5,718	(5,415)	-95%
Other expenses	6,641	12,534	(5,893)	-47%	21,631	24,119	(2,488)	-10%

Total	$86,224	$85,170	$1,054	1%	$253,632	$229,874	$23,758	10%

Included in non-interest expense are several categories which are outside of the operational control of the Company or depend on changes in market values, including FDIC deposit insurance assessments and gain or loss on other real estate owned (“OREO”), as well as infrequently occurring expenses such as merger related costs. Excluding these non-controllable or infrequently occurring items and items related to changes in market values, the remaining non-interest expense items totaled $77.3 million for the third quarter of 2011 compared to $79.9 million for the third quarter of 2010, and $230.0 million for the nine months ended September 30, 2011 compared to $212.2 million for the nine months ended September 30, 2010.

Salaries and employee benefits costs increased $2.1 million in the three months ending September 30, 2011, as compared to the same period prior year. The increase is due to variable mortgage compensation based on increased volume and revenue, and the increase in full-time equivalent employees to generate and support various growth initiatives. Salaries and employee benefits costs increased $14.6 million in the nine months ending September 30, 2011, as compared to the same period prior year. Compensation increases are due to mortgage and commercial banking production and the increase in full-time equivalent employees throughout the Company to support growth initiatives.

Net occupancy and equipment expense increased $1.4 million for the three months ended September 30, 2011, and $4.3 million for the nine months ended September 30, 2011 as compared to the same periods in the prior year. The growth in 2011 is the result of the cost of operating new locations through the acquisition of Rainier, Evergreen and Nevada Security, respectively, and the addition of five de novo Community Banking locations, one Commercial Banking Center and two Mortgage Offices during 2010, and six Community Banking locations, one Mortgage Office and an administrative facility in 2011. Additionally, during 2010 we remodeled 48 stores including locations acquired.

FDIC assessments decreased $2.0 million for the three months ending September 30, 2011 and $2.3 million for the nine months ended September 30, 2011 as compared to the same periods of the prior year. The decrease resulted from the adoption by the FDIC of a final rule which changed the assessment rate and the assessment base (from a domestic deposit base to a scorecard based assessment system for banks with more than $10 billion in assets), effective in the second quarter of 2011.

The economic downturn and depressed real estate values have continued to detrimentally affect our loan portfolio and has led to a continued elevated level of foreclosures on related properties and movement of the properties into other real estate owned. Through the third quarter of 2011, declines in the market values of these properties after foreclosure resulted in additional losses on the sale of the properties or by valuation adjustments. In the three and nine months ended September 30, 2011, the Company recognized net losses on non-covered OREO of $2.3 million and $9.0 million as compared to a net loss of $663,000 and $3.5 million in the same periods a year ago. During the same periods, the Company recognized net losses on sale and valuation adjustments of covered OREO properties of $4.8 million and $5.8 million compared to net gains of $1.0 million and $2.5 million in the same three and nine month periods a year ago.

We incur significant expenses in connection with the completion and integration of bank acquisitions that are not capitalized. Classification of expenses as merger-related is done in accordance with the provisions of a Board-approved policy. The merger-related expenses incurred in both 2010 and 2011 relate primarily to the FDIC-assisted acquisitions of Evergreen, Rainier, and Nevada Security.

Other expenses decreased $5.9 million in the three months ending September 30, 2011, and $2.5 million in the nine months ending September 30, 2011 as compared to the same period in the prior year. The overall change is primarily associated with decreased covered and non-covered loan and covered and non-covered OREO workout costs, as well as various growth initiatives underway, offset by non-recurring professional fees and severance costs incurred in 2010.

INCOME TAXES

Our consolidated effective tax rate as a percentage of pre-tax income for the three and nine months ended September 30, 2011 was 32.9% and 32.9% as compared to 21.1% and 7.4% for the three and nine months ended September 30, 2010. The effective tax rates differed from the federal statutory rate of 35% and the apportioned state rate of 4.2% (net of the federal tax benefit) principally because of non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities, tax credits arising from low income housing investments, and Business Energy tax credits.

FINANCIAL CONDITION

INVESTMENT SECURITIES

Trading securities consist of securities held in inventory by Umpqua Investments for sale to its clients and securities invested in trust for the benefit of certain executives or former employees of acquired institutions as required by agreements. Trading securities were $2.5 million at September 30, 2011, as compared to $3.0 million at December 31, 2010. This decrease is principally attributable to a decrease in Umpqua Investments’ inventory of trading securities.

Investment securities available for sale were $3.1 billion as of September 30, 2011 compared to $2.9 billion at December 31, 2010. Purchases of $822.9 million of investment securities available for sale, an increase in fair value of investments securities available for sale of $30.2 million, and gains recognized on sale of $7.5 million, were partially offset by sales and paydowns of $665.1 million and amortization of net purchase price premiums of $24.6 million.

Investment securities held to maturity were $4.9 million as of September 30, 2011 as compared to holdings of $4.8 million at December 31, 2010. The change primarily relates to purchases of $1.6 million, offset by paydowns and maturities of investment securities held to maturity of $1.5 million.

The following table presents the available for sale and held to maturity investment securities portfolio by major type as of September 30, 2011 and December 31, 2010:

Investment Securities Composition

(dollars in thousands)

	Investment Securities Available for Sale
	September 30, 2011		December 31, 2010
	Fair Value	%	Fair Value	%
U.S. Treasury and agencies	$118,762	4%	$118,789	4%
Obligations of states and political subdivisions	224,079	7%	216,726	8%
Residential mortgage-backed securities and collateralized mortgage obligations	2,745,003	89%	2,581,504	88%
Other debt securities	138	-	152	-
Investments in mutual funds and other equity securities	2,082	-	2,009	-

Total	$3,090,064	100%	$2,919,180	100%

	Investment Securities Held to Maturity
	September 30, 2011		December 31, 2010
	Amortized Cost	%	Amortized Cost	%
Obligations of states and political subdivisions	$1,335	27%	$2,370	50%
Residential mortgage-backed securities and collateralized mortgage obligations	3,542	73%	2,392	50%

Total	$4,877	100%	$4,762	100%

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

The following tables present the OTTI losses for the three and nine months ended September 30, 2011 and 2010 in the held to maturity portfolio:

(in thousands)

	Three months ended September 30,
	2011	2010
Total other-than-temporary impairment losses	$-	$37
Portion of other-than-temporary impairment losses transferred from in other comprehensive income (1)	-	7

Net impairment losses recognized in earnings (2)	$-	$44

	Nine months ended September 30,
	2011	2010
Total other-than-temporary impairment losses	$110	$42
Portion of other-than-temporary impairment losses (recognized in) transferred from other comprehensive income (1)	(38)	290

Net impairment losses recognized in earnings (2)	$72	$332

(1)	Represents other-than-temporary impairment losses related to all other factors.
(2)	Represents other-than-temporary impairment losses related to credit losses.

The OTTI recognized on investment securities held to maturity primarily relates to non-agency collateralized mortgage obligations for all periods presented. Each of these securities holds various levels of credit subordination. The underlying mortgage loans of these securities were originated from 2003 through 2007. At origination, the weighted average loan-to-value of the underlying mortgages was 69%; the underlying borrowers had weighted average FICO scores of 731, and 59% were limited documentation loans. These securities were valued by third-party pricing services using matrix or model pricing methodologies and were corroborated by broker indicative bids. We estimated the cash flows of the underlying collateral for each security considering credit, interest and prepayment risk models that incorporate management’s estimate of projected key assumptions including prepayment rates, collateral default rates and loss severity. Assumptions utilized vary from security to security, and are influenced by factors such as loan interest rates, geographic location, borrower characteristics and vintage, and historical experience. We then used a third party to obtain information about the structure of each security, including subordination and other credit enhancements, in order to determine how the underlying collateral cash flows will be distributed to each security issued in the structure. These cash flows were then discounted at the interest rate used to recognize interest income on each security. We review the actual collateral performance of these securities on a quarterly basis and update the inputs as appropriate to determine the projected cash flows. The following table presents a summary of the significant inputs utilized to measure management’s estimate of the credit loss component on these non-agency collateralized mortgage obligations as of September 30, 2011 and 2010:

	2011			2010
	Range		Weighted	Range		Weighted
	Minimum	Maximum	Average	Minimum	Maximum	Average
Constant prepayment rate	5.0%	20.0%	14.1%	4.0%	25.0%	14.9%
Collateral default rate	5.0%	55.0%	14.3%	8.0%	45.0%	16.8%
Loss severity	30.0%	65.0%	39.8%	20.0%	50.0%	34.6%

Gross unrealized losses in the available for sale investment portfolio was $2.1 million at September 30, 2011. This consisted primarily of unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations of $2.1 million. The unrealized losses were primarily caused by interest rate increases subsequent to the purchase of the securities, and not credit quality. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. Additional information about the investment portfolio is provided in Note 3 of the Notes to Condensed Consolidated Financial Statements.

RESTRICTED EQUITY SECURITIES

Restricted equity securities were $32.7 million at September 30, 2011 and $34.5 million at December 31, 2010. The decrease of $1.8 million is attributable to stock redemption by the Federal Home Loan Bank (“FHLB”) of San Francisco. Of the $32.7 million at September 30, 2011, $31.4 million represent the Bank’s investment in the FHLB of Seattle and San Francisco. The remaining restricted equity securities represent investments in Pacific Coast Bankers’ Bancshares stock.

FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par. Although as of September 30, 2011, the FHLB of Seattle complies with all of its regulatory requirements (including the risk-based capital requirement), it remains classified as

“undercapitalized” by the Federal Housing Finance Agency (“Finance Agency”). Under Finance Agency regulations, a FHLB that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock in excess of what is required for members’ current loans.

Management periodically evaluates FHLB stock for other-than-temporary or permanent impairment. Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. Moody’s Investors Services rating of the FHLB of Seattle as Aaa with stable outlook was reaffirmed in May 2010, Standard and Poors rating of AA+ was reaffirmed in July 2010 and Fitch Ratings assigned a AAA rating with stable rating outlook in April 2011, reflecting the assumption of U.S. Government support. The Company has determined there is not an other-than-temporary impairment on the FHLB stock investment as of September 30, 2011.

LOANS AND LEASES

Non-covered loans and leases

Total non-covered loans and leases outstanding at September 30, 2011 were $5.8 billion, an increase of $169.1 million as compared to year-end 2010. This increase is principally attributable to net loan originations of $256.6 million, offset by charge-offs of $55.9 million and transfers to other real estate owned of $36.7 million during the period. The following table presents the concentration distribution of our non-covered loan portfolio at September 30, 2011 and December 31, 2010.

Non-covered Loan Concentrations

(dollars in thousands)

	September 30, 2011		December 31, 2010
	Amount	Percentage	Amount	Percentage
Commercial real estate
Term & multifamily	$3,542,974	60.8%	$3,483,475	61.6%
Construction & development	175,278	3.0%	247,814	4.4%
Residential development	103,668	1.8%	147,813	2.6%
Commercial
Term	613,571	10.5%	509,453	9.0%
LOC & other	815,568	14.0%	747,419	13.2%
Residential
Mortgage	281,131	4.8%	222,416	3.9%
Home equity loans & lines	275,041	4.7%	278,585	4.9%
Consumer & other	32,133	0.6%	33,043	0.6%
Deferred loan fees, net	(11,250)	-0.2%	(11,031)	-0.2%

Total	$5,828,114	100.0%	$5,658,987	100.0%

Covered loans and leases

Total covered loans and leases outstanding at September 30, 2011 were $672.1 million, a decrease of $113.8 million as compared to year-end 2010. This decrease is principally attributable to net covered loan paydowns and maturities of $75.8 million, transfers to covered other real estate owned of $11.9 million, and covered loans transferred to non-covered loans of $10.6 million. The following table presents the concentration distribution of our covered loan portfolio at September 30, 2011 and December 31, 2010.

Covered Loan Concentrations

(dollars in thousands)

	September 30, 2011		December 31, 2010
	Amount	Percentage	Amount	Percentage
Commercial real estate
Term & multifamily	$506,128	73.7%	$569,642	72.2%
Construction & development	18,083	2.6%	24,713	3.1%
Residential development	17,633	2.6%	24,893	3.2%
Commercial
Term	35,591	5.2%	42,776	5.4%
LOC & other	30,913	4.5%	35,227	4.5%
Residential
Mortgage	39,038	5.7%	44,824	5.7%
Home equity loans & lines	30,761	4.5%	35,680	4.5%
Consumer & other	8,406	1.1%	10,864	1.4%

Total	686,553	100.0%	788,619	100.0%

Allowance for covered loans	(14,423)		(2,721)

Total	$672,130		$785,898

The covered loans are subject to loss-sharing agreements with the FDIC. Under the terms of the Evergreen acquisition loss-sharing agreement, the FDIC will cover a substantial portion of any future losses on loans, related unfunded loan commitments, other real estate owned (“OREO”) and accrued interest on loans for up to 90 days. The FDIC will absorb 80% of losses and share in 80% of loss recoveries on the first $90.0 million on covered assets for Evergreen and absorb 95% of losses and share in 95% of loss recoveries exceeding $90.0 million, except for the Bank will incur losses up to $30.2 million before the loss-sharing will commence. As of September 30, 2011, losses have exceeded $30.2 million. The loss-sharing arrangements for non-single family residential and single family residential loans are in effect for 5 years and 10 years, respectively, and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition dates.

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

ASSET QUALITY AND NON-PERFORMING ASSETS

Non-covered loans and leases

Non-covered, non-performing loans, which include non-covered, non-accrual loans and non-covered accruing loans past due over 90 days, totaled $111.6 million, or 1.91% of non-covered total loans, at September 30, 2011, as compared to $145.2 million or 2.57% of total non-covered loans, at December 31, 2010. Non-covered non-performing assets, which include non-covered non-performing loans and non-covered OREO, totaled $146.4 million, or 1.24% of total assets, as of September 30, 2011, as compared to $178.0 million, or 1.53% of total assets, as of December 31, 2010.

A loan is considered impaired when based on current information and events, we determine that we will probably not be able to collect all amounts due according to the loan contract, including scheduled interest payments. Generally, when loans are identified as impaired they are moved to our Special Assets Division. When we identify a loan as impaired, we measure the loan for potential impairment using discounted cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of collateral, less selling costs. The starting point for determining the fair value of collateral is through obtaining external appraisals. Generally, external appraisals are updated every six to nine months. We obtain appraisals from a pre-approved list of independent, third party, local appraisal firms. Approval and addition to the list is based on experience, reputation, character, consistency and knowledge of the respective real estate market. At a minimum, it is ascertained that the appraiser is: (a) currently licensed in the state in which the property is located, (b) is experienced in the appraisal of properties similar to the property being appraised, (c) is actively engaged in the appraisal work, (d) has knowledge of current real estate market conditions and financing trends, (e) is reputable, and (f) is not on Freddie Mac’s nor the Bank’s Exclusionary List of appraisers and brokers. In certain cases appraisals will be reviewed by our Real Estate Valuation Services group to ensure the quality of the appraisal and the expertise and independence of the appraiser. Upon receipt and review, an external appraisal is utilized to measure a loan for potential impairment. Our impairment analysis documents the date of the appraisal used in the analysis, whether the officer preparing the report deems it current, and, if not, allows for internal valuation adjustments with justification. Typical justified adjustments might include discounts for continued market deterioration subsequent to appraisal date, adjustments for the release of collateral contemplated in the appraisal, or the value of other collateral or consideration not contemplated in the appraisal. An appraisal over one year old in most cases will be considered stale dated and an updated or new appraisal will be required. Any adjustments from appraised value to net realizable value are detailed and justified in the impairment analysis, which is reviewed and approved by senior credit quality officers and the Company's Allowance for Loan and Lease Losses (“ALLL”) Committee. Although an external appraisal is the primary source to value collateral dependent loans, we may also utilize values obtained through purchase and sale agreements, negotiated short sales, broker price opinions, or the sales price of the note. These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. Impairment analyses are updated, reviewed and approved on a quarterly basis at or near the end of each reporting period. Appraisals or other alternative sources of value received subsequent to the reporting period, but prior to our filing of periodic reports, are considered and evaluated to ensure our periodic filings are materially correct and not misleading. Based on these processes, we do not believe there are significant time lapses for the recognition of additional loan loss provisions or charge-offs from the date they become known.

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

Upon acquisition of real estate collateral, typically through the foreclosure process, we promptly begin to market the property for sale. If we do not begin to receive offers or indications of interest we will analyze the price and review market conditions to assess whether a lower price reflects the market value of the property and would enable us to sell the property. In addition, we update appraisals on other real estate owned property six to three months after the most recent appraisal. Increases in valuation adjustments recorded in a period are primarily based on i) updated appraisals received during the period, or ii) management's authorization to reduce the selling price of the property during the period. Unless a current appraisal is available, an appraisal will be ordered prior to a loan moving to other real estate owned. Foreclosed properties held as other real estate owned are recorded at the lower of the recorded investment in the loan or market value of the property less expected selling costs. Non-covered other real estate owned at September 30, 2011 totaled $34.8 million and consisted of 59 properties.

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

The Company has written down impaired, non-covered non-accrual loans as of September 30, 2011 to their estimated net realizable value, based on disposition value, and are expected to be resolved with no additional material loss, absent further decline in market prices. The following table summarizes our non-covered non-performing assets and restructured loans as of September 30, 2011 and December 31, 2010:

Non-covered Non-Performing Assets

(in thousands)

	September 30, 2011	December 31, 2010
Non-covered loans on non-accrual status	$99,856	$138,177
Non-covered loans past due 90 days or more and accruing	11,716	7,071

Total non-covered non-performing loans	111,572	145,248
Non-covered other real estate owned	34,787	32,791

Total non-covered non-performing assets	$146,359	$178,039

Restructured loans (1)	$80,590	$84,441

Allowance for non-covered loan losses	$92,932	$101,921
Reserve for unfunded commitments	971	818

Allowance for non-covered credit losses	$93,903	$102,739

Asset quality ratios:
Non-covered, non-performing assets to total assets	1.24%	1.53%
Non-covered, non-performing loans to total non-covered loans	1.91%	2.57%
Allowance for non-covered loan losses to total non-covered loans	1.59%	1.80%
Allowance for non-covered credit losses to total non-covered loans	1.61%	1.82%
Allowance for non-covered credit losses to total non-covered non-performing loans	84%	71%

(1)	Represents accruing restructured non-covered loans performing according to their restructured terms.

The following tables summarize our non-covered non-performing assets by loan type and region as of September 30, 2011 and December 31, 2010:

Non-covered Non-Performing Assets by Type and Region

(in thousands)

	September 30, 2011
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total

Loans on non-accrual status:
Commercial real estate
Term & multifamily	$28,907	$518	$482	$1,161	$11,548	$4,374	$46,990
Construction & development	921	-	472	-	3,211	-	4,604
Residential development	10,578	-	100	5,531	4,162	3,483	23,854
Commercial
Term	725	1,814	239	168	1,468	4,194	8,608
LOC & other	5,365	476	116	6,600	1,461	1,782	15,800
Residential
Mortgage	-	-	-	-	-	-	-
Home equity loans & lines	-	-	-	-	-	-	-
Consumer & other	-	-	-	-	-	-	-

Total	46,496	2,808	1,409	13,460	21,850	13,833	99,856
Loans past due 90 days or more and accruing:
Commercial real estate
Term & multifamily	$3,780	$164	$—	$-	$-	$1,174	$5,118
Construction & development	-	-	-	-	-	-	-
Residential development	-	-	-	-	-	-	-
Commercial
Term	-	-	-	-	12	-	12
LOC & other	345	-	-	-	-	-	345
Residential
Mortgage	4,304	-	-	-	-	-	4,304
Home equity loans & lines	289	-	-	-	1,024	-	1,313
Consumer & other	592	-	-	4	28	-	624

Total	9,310	164	-	4	1,064	1,174	11,716
Total non-performing loans	55,806	2,972	1,409	13,464	22,914	15,007	111,572
Other real estate owned:
Commercial real estate
Term & multifamily	$5,101	$140	$817	$-	$5,703	$5,693	$17,454
Construction & development	2,383	539	-	88	6,515	-	9,525
Residential development	1,042	1,660	1,957	-	282	784	5,725
Commercial
Term	-	-	-	-	-	-	-
LOC & other	333	359	282	270	-	-	1,244
Residential
Mortgage	750	-	-	-	-	-	750
Home equity loans & lines	-	-	-	-	89	-	89
Consumer & other	-	-	-	-	-	-	-

Total	9,609	2,698	3,056	358	12,589	6,477	34,787

Total non-performing assets	$65,415	$5,670	$4,465	$13,822	$35,503	$21,484	$146,359

	December 31, 2010
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total
Loans on non-accrual status:
Commercial real estate
Term & multifamily	$24,180	$4,816	$537	$1,898	$9,010	$8,721	$49,162
Construction & development	12,726	-	472	-	6,817	109	20,124
Residential development	10,191	110	2,122	3,033	10,761	8,369	34,586
Commercial
Term	710	1,679	320	373	98	3,092	6,272
LOC & other	7,586	878	768	6,830	8,628	3,343	28,033
Residential
Mortgage	-	-	-	-	-	-	-
Home equity loans & lines	-	-	-	-	-	-	-
Consumer & other	-	-	-	-	-	-	-

Total	55,393	7,483	4,219	12,134	35,314	23,634	138,177
Loans past due 90 days or more and accruing:
Commercial real estate
Term & multifamily	$79	$-	$-	$176	$2,753	$-	$3,008
Construction & development	-	-	-	-	-	-	-
Residential development	-	-	-	-	-	-	-
Commercial
Term	-	-	-	-	-	-	-
LOC & other	-	-	-	-	-	-	-
Residential
Mortgage	2,925	-	-	-	-	-	2,925
Home equity loans & lines	73	-	-	-	159	-	232
Consumer & other	880	-	-	-	26	-	906

Total	3,957	-	-	176	2,938	-	7,071

Total non-performing loans	59,350	7,483	4,219	12,310	38,252	23,634	145,248
Other real estate owned:
Commercial real estate
Term & multifamily	$5,396	$-	$1,656	$-	$3,091	$5,686	$15,829
Construction & development	3,443	539	—	313	4,392	-	8,687
Residential development	674	1,844	1,368	112	-	1,118	5,116
Commercial
Term	-	-	-	-	-	-	-
LOC & other	-	-	-	-	-	-	-
Residential
Mortgage	954	-	-	-	-	-	954
Home equity loans & lines	-	-	-	-	-	-	-
Consumer & other	-	-	-	-	481	1,724	2,205

Total	10,467	2,383	3,024	425	7,964	8,528	32,791

Total non-performing assets	$69,817	$9,866	$7,243	$12,735	$46,216	$32,162	$178,039

As of September 30, 2011, the non-covered non-performing assets of $146.4 million have been written down by 42%, or $105.4 million, from their original balance of $251.8 million.

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

Non-covered Restructured Loans

At September 30, 2011 and December 31, 2010, non-covered impaired loans of $80.6 million and $84.4 million were classified as non-covered performing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The non-covered performing restructured loans on accrual status represent the only impaired loans accruing interest at each respective date. In order for a restructured loan to be considered performing and on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Company had $348,000 of obligations to lend additional funds on the restructured loans as of September 30, 2011.

Residential Modification Program

The Bank’s modification program is designed to enable the Bank to work with its customers experiencing financial difficulty to maximize repayment. While the Bank has designed guidelines similar to the government sponsored Home Affordable Refinance Program (“HARP”) and Home Affordable Modification Program (“HAMP”), the bank participates in the programs only in the capacity as servicer on behalf of investor loans that have been sold.

A and B Note Workout Structures

The Bank performs A note/B note workout structures as a subset of the Bank’s troubled debt restructuring strategy. The amount of loans restructured using this structure was $23.1 million and $20.5 million as of September 30, 2011 and December 31, 2010, respectively.

Under an A note/B note workout structure, the new A note is underwritten in accordance with customary troubled debt restructuring underwriting standards and is reasonably assured of full repayment while the B note is not. The B note is immediately charged off upon restructuring.

If the loan was on accrual prior to the troubled debt restructuring being documented with the loan legally bifurcated into an A note fully supporting accrual status and a B note or amount fully contractually forgiven and charged off, the A note may remain on accrual status. If the loan was on nonaccrual at the time the troubled debt restructuring was documented with the loan legally bifurcated into an A note fully supporting accrual status and a B note or amount contractually forgiven and fully charged off, the A note may be returned to accrual status, and risk rated accordingly, after a reasonable period of performance under the troubled debt restructuring terms. Six months of payment performance is generally required to return these loans to accrual status.

The A note will continue to be classified as a troubled debt restructuring and only may be removed from impaired status in years after the restructuring if (a) the restructuring agreement specifies an interest rate equal to or greater than the rate that the Bank was willing to accept at the time of the restructuring for a new loan with comparable risk and (b) the loan is not impaired based on the terms specified by the restructuring agreement.

The following tables summarize our performing non-covered restructured loans by loan type and region as of September 30, 2011 and December 31, 2010:

Non-covered Restructured Loans by Type and Region

(in thousands)

	September 30, 2011
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total
Commercial real estate
Term & multifamily	$10,201	$-	$3,870	$-	$4,647	$2,602	$21,320
Construction & development	9,023	-	-	-	8,182	2,994	20,199
Residential development	14,677	943	-	-	19,275	-	34,895
Commercial
Term	-	-	-	-	3,191	677	3,868
LOC & other	-	-	-	-	-	-	-
Residential
Mortgage	178	-	-	-	-	-	178
Home equity loans & lines	-	-	-	-	130	-	130
Consumer & other	-	-	-	-	-	-	-

Total	$34,079	$943	$3,870	$-	$35,425	$6,273	$80,590

	December 31, 2010
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total
Commercial real estate
Term & multifamily	$9,446	$-	$3,888	$-	$11,820	$3,543	$28,697
Construction & development	-		-	-	5,434	-	5,434
Residential development	22,277	-	-	5,330	21,322	-	48,929
Commercial
Term	-	-	-	-	-	904	904
LOC & other	-	-	-	-	-	298	298
Residential
Mortgage	179	-	-	-	-	-	179
Home equity loans & lines	-	-	-	-	-	-	-
Consumer & other	-	-	-	-	-	-	-

Total	$31,902	$-	$3,888	$5,330	$38,576	$4,745	$84,441

The following table presents a distribution of our performing non-covered restructured loans by year of maturity, according to the restructured terms, as of September 30, 2011:

(in thousands)

Year	Amount
2011	$12,563
2012	46,119
2013	4,134
2014	1,590
2015	4,531
Thereafter	11,653

Total	$80,590

The Bank has had a varying degree of success with different types of concessions. The following table presents the percentage of troubled debt restructurings, by type of concession, at September 30, 2011 that have performed and are expected to perform according to the troubled debt restructuring agreement:

September 30, 2011
Rate	100%
Term	94%
Interest Only	-
Payment	84%
Combination	80%

A further decline in the economic conditions in our general market areas or other factors could adversely impact individual borrowers or the loan portfolio in general. Accordingly, there can be no assurance that loans will not become 90 days or more past due, become impaired or placed on non-accrual status, restructured or transferred to other real estate owned in the future. Additional information about the loan portfolio is provided in Note 5 of the Notes to Condensed Consolidated Financial Statements.

Covered Non-Performing Assets

Covered non-performing assets totaled $23.0 million, or 0.20% of total assets at September 30, 2011 as compared to $29.9 million, or 0.26% of total assets at December 31, 2010. These covered nonperforming assets are subject to shared-loss agreements with the FDIC. The following tables summarize our covered non-performing assets by loan type as of September 30, 2011 and December 31, 2010:

(in thousands)

	September 30, 2011
	Evergreen	Rainier	Nevada Security	Total
Covered other real estate owned:
Commercial real estate
Term & multifamily	$2,249	$1,683	$6,022	$9,954
Construction & development	1,919	1,053	2,628	5,600
Residential development	395	2,633	3,249	6,277
Commercial
Term	58	-	-	58
LOC & other	-	-	-	-
Residential
Mortgage	-	1,150	-	1,150
Home equity loans & lines	-	-	-	-
Consumer & other	-	-	-	-

Total	$4,621	$6,519	$11,899	$23,039

	December 31, 2010
	Evergreen	Rainier	Nevada Security	Total
Covered other real estate owned:
Commercial real estate
Term & multifamily	$3,557	$210	$8,153	$11,920
Construction & development	596	-	2,161	2,757
Residential development	2,421	7,252	5,198	14,871
Commercial
Term	315	-	-	315
LOC & other	-	-	-	-
Residential
Mortgage	-	-	-	-
Home equity loans & lines	-	-	-	-
Consumer & other	-	-	-	-

Total	$6,889	$7,462	$15,512	$29,863

Total non-performing assets

The following tables summarize our total (including covered and non-covered) nonperforming assets at September 30, 2011 and December 31, 2010:

(dollars in thousands)

	September 30, 2011	December 31, 2010
Loans on non-accrual status	$99,856	$138,177
Loans past due 90 days or more and accruing	11,716	7,071

Total non-performing loans	111,572	145,248
Other real estate owned	57,826	62,654

Total non-performing assets	$169,398	$207,902

Asset quality ratios:
Total non-performing assets to total assets	1.44%	1.78%
Total non-performing loans to total loans	1.72%	2.25%

ALLOWANCE FOR NON-COVERED LOAN AND LEASE LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS

The allowance for non-covered loan and lease losses (“ALLL”) totaled $92.9 million at September 30, 2011, a decrease of $9.0 million from the $101.9 million at December 31, 2010. The decrease in the ALLL from the prior year-end results is principally attributable to net charge-offs exceeding non-covered provision for loan and lease losses. The following table shows the activity in the ALLL for the three and nine months ended September 30, 2011 and 2010:

Allowance for Non-covered Loan and Lease Losses

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Balance at beginning of period	$97,795	$113,914	$101,921	$107,657
Loans charged off:
Commercial real estate	(8,413)	(16,311)	(32,728)	(51,846)
Commercial	(6,032)	(12,586)	(17,387)	(45,451)
Residential	(1,657)	(1,873)	(4,586)	(3,710)
Consumer & other	(351)	(648)	(1,238)	(1,724)

Total loans charged off	(16,453)	(31,418)	(55,939)	(102,731)
Recoveries:
Commercial real estate	2,010	883	5,463	5,479
Commercial	346	317	1,437	966
Residential	54	34	175	204
Consumer & other	91	140	297	422

Total recoveries	2,501	1,374	7,372	7,071

Net charge-offs	(13,952)	(30,044)	(48,567)	(95,660)
Non-covered provision charged to operations	9,089	24,228	39,578	96,101

Balance at end of period	$92,932	$108,098	$92,932	$108,098

As a percentage of average non-covered loans and leases (annualized):
Net charge-offs	0.96%	2.08%	1.14%	2.20%
Provision for non-covered loan and lease losses	0.63%	1.68%	0.93%	2.21%
Recoveries as a percentage of charge-offs	15.20%	4.37%	13.18%	6.88%

The decrease in the allowance for loan and lease losses as of September 30, 2011 in relation to the same periods of the prior year is primarily a result of provision for loan and lease losses being less than net charge-offs, which is a result of improving credit quality of the loan portfolio and declining levels of non-performing loans. Additional discussion on the change in provision for loan and lease losses is provided under the heading Provision for Loan and Lease Losses above.

The following table sets forth the allocation of the allowance for non-covered loan and lease losses and percent of loans in each category to total loans (excluding deferred loan fees) as of September 30, 2011 and December 31, 2010:

(dollars in thousands)

	September 30, 2011		December 31, 2010
	Amount	%	Amount	%
Commercial real estate	$61,492	65%	$64,405	68%
Commercial	19,222	24%	22,146	22%
Residential	6,692	10%	5,926	9%
Consumer & other	947	1%	803	1%
Unallocated	4,579		8,641

Allowance for non-covered loan and lease losses	$92,932	100%	$101,921	100%

All impaired loans are individually evaluated for impairment. If the measurement of each impaired loans' value is less than the recorded investment in the loan, we recognize this impairment and adjust the carrying value of the loan to fair value through the allowance for loan and lease losses. This can be accomplished by charging-off the impaired portion of the loan or establishing a specific component within the allowance for loan and lease losses. If in management’s assessment the sources of repayment will not result in a reasonable probability that the carrying value of a loan can be recovered, the amount of a loan’s specific impairment is charged-off against the allowance for loan and lease losses. The Company recognizes the charge-off of impairment reserves on impaired loans in the period they arise for collateral dependent loans. Impairment reserves on non-collateral dependent restructured loans are measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value. These impairment reserves are recognized as a specific component to be provided for in the allowance for loan and lease losses.

At September 30, 2011, the recorded investment in non-covered loans classified as impaired totaled $180.4 million, with a corresponding valuation allowance (included in the allowance for non-covered loan and lease losses) of $1.1 million. The valuation allowance on impaired loans represents the impairment reserves on performing non-covered restructured loans. At December 31, 2010, the total recorded investment in non-covered impaired loans was $222.6 million, with a corresponding valuation allowance (included in the allowance for non-covered loan and lease losses) of $5.2 million.

The following table presents a summary of activity in the reserve for unfunded commitments (“RUC”):

Summary of Reserve for Unfunded Commitments Activity

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Balance at beginning of period	$988	$734	$818	$731
Net change to other expense:
Commercial real estate	1	(1)	29	(17)
Commercial	(36)	37	94	63
Residential	10	23	21	15
Consumer & other	8	4	9	5

Total change to other expense	(17)	63	153	66

Balance at end of period	$971	$797	$971	$797

We believe that the ALLL and RUC at September 30, 2011 are sufficient to absorb losses inherent in the loan portfolio and credit commitments outstanding as of that date, respectively, based on the best information available. This assessment, based in part on historical levels of net charge-offs, loan growth, and a detailed review of the quality of the loan portfolio, involves uncertainty and judgment. Therefore, the adequacy of the ALLL and RUC cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

ALLOWANCE FOR COVERED LOAN AND LEASE LOSSES

The allowance for covered loan and lease losses (“ALLL”) totaled $14.4 million at September 30, 2011, an increase of $11.7 million from the $2.7 million at December 31, 2010. The increase in the covered ALLL from the prior year end results from decreases in the amount and changes in the timing of expected cash flows on the acquired loans compared to those previously estimated, as measured on a pool basis. The following table summarizes activity related to the allowance for covered loan and lease losses by covered loan portfolio segment for the three and nine months ended September 30, 2011, respectively:

(dollars in thousands)

	Three months ended September 30,	Nine months ended September 30,
	2011	2011
Balance at beginning of period	$10,219	$2,721
Loans charged off:
Commercial real estate	(381)	(2,279)
Commercial	(454)	(190)
Residential	(17)	(1,630)
Consumer & other	(56)	(1,147)

Total loans charged off	(908)	(5,246)
Recoveries:
Commercial real estate	421	992
Commercial	240	293
Residential	15	110
Consumer & other	16	110

Total recoveries	692	1,505

Net charge-offs	(216)	(3,741)
Covered provision charged to operations	4,420	15,443

Balance at end of period	$14,423	$14,423

As a percentage of average covered loans and leases (annualized):
Net charge-offs	0.53%	1.46%
Provision for covered loan and lease losses	2.57%	4.29%

The following table sets forth the allocation of the allowance for covered loan and lease losses and percent of covered loans in each category to total loans as of September 30, 2011 and December 31, 2010:

(in thousands)

	September 30, 2011		December 31, 2010
	Amount	%	Amount	%
Commercial real estate	$9,204	79%	$2,465	79%
Commercial	4,226	10%	176	10%
Residential	721	10%	56	10%
Consumer & other	272	1%	24	1%

Allowance for covered loan and lease losses	$14,423	100%	$2,721	100%

MORTGAGE SERVICING RIGHTS

The following table presents the key elements of our mortgage servicing rights asset for the three and nine months ended September 30, 2011 and 2010, respectively:

Summary of Mortgage Servicing Rights

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Balance, beginning of period	$16,349	$12,895	$14,454	$12,625
Additions for new mortgage servicing rights capitalized	1,693	1,616	4,100	3,624
Acquired mortgage servicing rights	-	-	-	62
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(590)	(890)	(564)	(761)
Other(2)	(840)	(167)	(1,378)	(2,096)

Balance, end of period	$16,612	$13,454	$16,612	$13,454

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our serviced loan portfolio as of September 30, 2011 and December 31, 2010 was as follows:

(dollars in thousands)

	September 30, 2011	December 31, 2010
Balance of loans serviced for others	$1,848,220	$1,603,414
MSR as a percentage of serviced loans	0.90%	0.90%

GOODWILL AND OTHER INTANGIBLE ASSETS

At September 30, 2011, we had goodwill and other intangible assets of $678.4 million, as compared to $682.0 million at December 31, 2010. The goodwill recorded in connection with acquisitions represents the excess of the purchase price over the estimated fair value of the net assets acquired. At September 30, 2011, we had goodwill of $656.1 million, as compared to $655.9 million at December 31, 2010. Goodwill and other intangible assets with indefinite lives are not amortized but instead are periodically tested for impairment. Management evaluates intangible assets with indefinite lives on an annual basis as of December 31. Additionally, we perform impairment evaluations on an interim basis when events or circumstances indicate impairment potentially exists. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others, a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; adverse action or assessment by a regulator; and unanticipated competition.

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

At September 30, 2011, we had other intangible assets of $22.4 million, as compared to $26.1 million at December 31, 2010. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and are also reviewed for impairment. We amortize other intangible assets on an accelerated or straight-line basis over an estimated ten to fifteen year life. No impairment losses separate from the scheduled amortization have been recognized in the periods presented.

DEPOSITS

Total deposits were $9.4 billion at September 30, 2011, a decrease of $29.4 million, or 0.03%, as compared to year-end 2010. The decrease is primarily due to the run-off of higher cost time deposits and the Company reducing interest rates paid on various deposit products consistent with the overall decline in market interest rates.

The following table presents the deposit balances by major category as of September 30, 2011 and December 31, 2010:

Deposits

(dollars in thousands)

	September 30, 2011		December 31, 2010
	Amount	Percentage	Amount	Percentage
Non-interest bearing	$1,940,865	21%	$1,616,687	17%
Interest bearing demand	889,643	9%	927,224	10%
Money market	3,676,265	39%	3,467,549	37%
Savings	384,540	4%	349,696	4%
Time, $100,000 or greater	1,812,849	19%	2,191,055	23%
Time, less than $100,000	700,248	8%	881,594	9%

Total	$9,404,410	100%	$9,433,805	100%

The following table presents the average amount of and average rate paid by major category as of the three and nine months ended September 30, 2011and 2010:

(dollars in thousands)

	Three months ended September 30,
	2011		2010
	Average Deposits	Average Rate	Average Deposits	Average Rate
Non-interest bearing	$1,829,245	0.00%	$1,565,525	0.00%
Interest bearing demand	878,694	0.34%	939,274	0.51%
Money market	3,478,763	0.53%	2,980,546	0.93%
Savings	377,248	0.09%	351,426	0.16%
Time	2,823,652	1.27%	3,073,827	1.49%

Total	$9,387,602		$8,910,598

	Nine months ended September 30,
	2011		2010
	Average Deposits	Average Rate	Average Deposits	Average Rate
Non-interest bearing	$1,735,767	0.00%	$1,497,110	0.00%
Interest bearing demand	895,621	0.36%	937,975	0.51%
Money market	3,421,528	0.54%	2,767,048	0.93%
Savings	369,558	0.10%	338,264	0.16%
Time	2,890,161	1.32%	2,783,492	1.63%

Total	$9,312,635		$8,323,889

The Company has an agreement with Promontory Interfinancial Network LLC (“Promontory”) that makes it possible to provide FDIC deposit insurance to balances in excess of current deposit insurance limits. Promontory’s Certificate of Deposit Account Registry Service (“CDARS”) uses a deposit-matching program to exchange Bank deposits in excess of the current deposit insurance limits for excess balances at other participating banks, on a dollar-for-dollar basis, that would be fully insured at the Bank. This product is designed to enhance our ability to attract and retain customers and increase deposits, by providing additional FDIC coverage to customers. CDARS deposits can be reciprocal or one-way. All of the Bank’s CDARS deposits are reciprocal. At September 30, 2011 and December 31, 2010, the Company’s CDARS balances totaled $303.1 million and $323.2 million, respectively. Of these totals, at September 30, 2011 and December 31, 2010, $285.2 million and $300.6 million, respectively, represented time deposits equal to or greater than $100,000 but were fully insured under current deposit insurance limits.

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

BORROWINGS

At September 30, 2011, the Bank had outstanding $146.4 million of securities sold under agreements to repurchase and no outstanding federal funds purchased balances. The Bank had outstanding term debt with a carrying value of $256.2 million at September 30, 2011. Term debt outstanding as of September 30, 2011 decreased $6.6 million since December 31, 2010 as a result of repayment of FHLB borrowings and accretion of purchase accounting adjustments. Advances from the FHLB amounted to $245.0 million of the total term debt and are secured by investment securities and residential mortgage loans. The FHLB advances have fixed contractual interest rates ranging from 4.46% to 4.72% and mature in 2016 and 2017.

JUNIOR SUBORDINATED DEBENTURES

We had junior subordinated debentures with carrying values of $184.9 million and $183.6 million at September 30, 2011 and December 31, 2010, respectively.

At September 30, 2011, approximately $219.6 million, or 95% of the total issued amount, had interest rates that are adjustable on a quarterly basis based on a spread over three month LIBOR. Interest expense for junior subordinated debentures decreased for the three and nine months ended September 30, 2011, compared to the same periods in 2010, primarily resulting from decreases in short-term market interest rates and LIBOR. Although increases in short-term market interest rates will increase the interest expense for junior subordinated debentures, we believe that other attributes of our balance sheet will serve to mitigate the impact to net interest income on a consolidated basis.

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

Due to inactivity in the junior subordinated debenture market and the inability to obtain observable quotes of our, or similar, junior subordinated debenture liabilities or the related trust preferred securities when traded as assets, we utilize an income approach valuation technique to determine the fair value of these liabilities using our estimation of market discount rate assumptions. The Company monitors activity in the trust preferred and related markets, to the extent available, changes related to the current and anticipated future interest rate environment, and considers our entity-specific creditworthiness, to validate the reasonableness of the credit risk adjusted spread and effective yield utilized in our discounted cash flow model. Regarding the activity in and condition of the junior subordinated debt market, we noted no observable changes in the current period as it relates to companies comparable to our size and condition, in either the primary or secondary markets. Relating to the interest rate environment, we noted no significant change to the slope or shape of the forward LIBOR swap curve in the current period that would result in a significant change in the fair value of these liabilities.

The Company’s specific credit risk is implicit in the credit risk adjusted spread used to determine the fair value of our junior subordinated debentures. As our Company is not specifically rated by any credit agency, it is difficult to specifically attribute changes in our estimate of the applicable credit risk adjusted spread to specific changes in our own creditworthiness versus changes in the market’s required return from similar companies. As a result, these considerations must be largely based off of qualitative considerations as we do not have a credit rating and we do not regularly issue senior or subordinated debt that would provide us an independent measure of the changes in how the market quantifies our perceived default risk.

On a quarterly basis we assess entity-specific qualitative considerations that if not mitigated or represents a material change from the prior reporting period may result in a change to the perceived creditworthiness and ultimately the estimated credit risk adjusted spread utilized to value these liabilities. Entity-specific considerations that positively impact our creditworthiness include: our strong capital position resulting from our successful public stock offerings in 2009 and 2010, that offers us flexibility to pursue business opportunities such as mergers and acquisitions, or expand our footprint and product offerings; having significant levels of on and off-balance sheet liquidity; being profitable (after excluding the one-time goodwill impairment charge recognized in 2009); and, having an experienced management team. However, these positive considerations are mitigated by significant risks and uncertainties that impact our creditworthiness and ability to maintain capital adequacy in the future. Specific risks and concerns include: given our concentration of loans secured by real estate in our loan portfolio, a continued and sustained deterioration of the real estate market may result in declines in the value of the underlying collateral and increased delinquencies that could result in an increased of charge-offs; despite recent improvement, our credit quality metrics remain negatively elevated since 2007 relative to historical standards; the continuation of current economic downturn that has been particularly severe in our primary markets could adversely affect our business; recent increased regulation facing our industry, such as the Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Act of 2009 and the Dodd-Frank Wall Street Reform and Consumer Protection Act, will increase the cost of compliance and restrict our ability to conduct business consistent with historical practices, and could negatively impact profitability; we have a significant amount of goodwill and other intangible assets that dilute our available tangible common equity; and the carrying value of certain material, recently recorded assets on our balance sheet, such as the FDIC loss-sharing indemnification asset, are highly reliant on management estimates, such as the timing or amount of losses that are estimated to be covered, and the assumed continued compliance with the provisions of the loss-share agreement. To the extent assumptions ultimately prove incorrect or should we consciously forego or unknowingly violate the guidelines of the agreement, an impairment of the asset may result which would reduce capital.

Additionally, the Company periodically utilizes an external valuation firm to determine or validate the reasonableness of the assessments of inputs and factors that ultimately determines the estimate fair value of these liabilities. The extent we involve or engage these external third parties correlates to management’s assessment of the current subordinate debt market, how the current environment and market compares to the preceding quarter, and perceived changes in the Company’s own creditworthiness during the quarter. In periods of potential significant valuation changes and at year-end reporting periods we typically engage third parties to perform a full independent valuation of these liabilities. For periods where management has assessed the market and other factors impacting the underlying valuation assumptions of these liabilities, and has determined significant changes to the valuation of these liabilities in the current period are remote, the scope of the valuation specialist’s review is limited to a review the reasonableness of Management’s assessment of inputs. Based on the procedures and methodology as described above, the Company has determined that the underlying inputs and assumptions have not materially changed since that last full-scope third-party valuation as of December 31, 2010.

Absent changes to the significant inputs utilized in the discounted cash flow model used to measure the fair value of these instruments at each reporting period, the cumulative discount for each junior subordinated debenture will reverse over time, ultimately returning the carrying values of these instruments to their notional values at their expected redemption dates, in a manner similar to the effective yield method as if these instruments were accounted for under the amortized cost method. This will result in recognizing losses on junior subordinated debentures carried at fair value on a quarterly basis within non-interest income. For the three and nine months ended September 30, 2011 and 2010, we recorded a loss of $554,000 and $1.6 million and a loss of $554,000 and a gain of $5.5 million, respectively, resulting from the change in fair value of the junior subordinated debentures recorded at fair value. Observable activity in the junior subordinated debenture and related markets in future periods may change the effective rate used to discount these liabilities, and could result in additional fair value adjustments (gains or losses on junior subordinated debentures measured at fair value) outside the expected periodic change in fair value had the fair value assumptions remained unchanged.

As noted above, the Dodd-Frank Act limits the ability of certain bank holding companies to treat trust preferred security debt issuances as Tier 1 capital. As the Company had less than $15 billion in assets at December 31, 2009, under the Dodd-Frank Act, the Company will be able to continue to include its existing trust preferred securities, less the common stock of the Trusts, in Tier 1 capital. At September 30, 2011, the Company's restricted core capital elements were 18.2% of total core capital, net of goodwill and any associated deferred tax liability.

Additional information regarding junior subordinated debentures measured at fair value is included in Note 16 of the Notes to Condensed Consolidated Financial Statements.

All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of September 30, 2011, under guidance issued by the Board of Governors of the Federal Reserve System. Additional information regarding the terms of the junior subordinated debentures, including maturity/redemption dates, interest rates and the fair value election, is included in Note 9 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CASH FLOW

The principal objective of our liquidity management program is to maintain the Bank's ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance. Public deposits represent 9.6% of total deposits at September 30, 2011 and 10.3% at December 31, 2010. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state’s risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $1.7 billion at September 30, 2011 subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $436.7 million subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $135.0 million at September 30, 2011. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company's revenues are obtained from dividends declared and paid by the Bank. There were $10.0 million of dividends paid by the Bank to the Company in the nine months ended September 30, 2011. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to fund its quarterly cash dividend distributions to common shareholders and meet its ongoing cash obligations, which consist principally of debt service on the $230.1 million (issued amount) of outstanding junior subordinated debentures. As of September 30, 2011, the Company did not have any borrowing arrangements of its own.

As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $142.6 million during the nine months ended September 30, 2011. The difference between cash provided by operating activities and net income largely consisted of non-cash items including a $39.6 million provision for non-covered loan and lease losses and $15.4 million provision for covered loan and lease losses.

Net cash of $247.0 million used by investing activities consisted principally of $822.9 million of purchases of investment securities available for sale, net non-covered loan originations of $249.2 million and $23.1 million of purchases of premises and equipment, partially offset by proceeds from investment securities available for sale of $665.1 million, net covered loan paydowns of $75.8 million, net proceeds from the FDIC indemnification asset of $57.9 million, proceeds from the sale of non-covered other real estate owned of $25.7 million, and proceeds from the sale of covered other real estate owned of $12.6 million.

Net cash of $20.0 million provided by financing activities primarily consisted of by $72.6 million increase in net securities sold under agreements to repurchase, partially offset $28.6 million decrease in net deposits, and $17.3 million of dividends paid on common stock, and $5.0 million repayment of term debt.

Although we expect the Bank's and the Company's liquidity positions to remain satisfactory during 2011, it is possible that our deposit growth for 2011 may not be maintained at previous levels due to pricing pressure or, in order to generate deposit growth, our pricing may need to be adjusted in a manner that results in increased interest expense on deposits.

OFF-BALANCE-SHEET ARRANGEMENTS

Information regarding Off-Balance-Sheet Arrangements is included in Note 10 of the Notes to Condensed Consolidated Financial Statements.

CONCENTRATIONS OF CREDIT RISK

Information regarding Concentrations of Credit Risk is included in Note 10 of the Notes to Condensed Consolidated Financial Statements.

CAPITAL RESOURCES

Shareholders’ equity at September 30, 2011 was $1.7 billion, an increase of $52.5 million from December 31, 2010. The increase in shareholders’ equity during the nine months ended September 30, 2011 was principally due to net income of $53.1 million for the nine month period and net increase in unrealized gains on the available for sale securities, offset by common stock dividends of $19.6 million.

The following table shows Umpqua Holdings’ consolidated and Umpqua Bank’s capital adequacy ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a “well-capitalized” institution at September 30, 2011 and December 31, 2010:

(dollars in thousands)

	Actual		For Capital Adequacy purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2011
Total Capital
(to Risk Weighted Assets)
Consolidated	$1,295,854	17.50%	$592,390	8.00%	$740,488	10.00%
Umpqua Bank	$1,144,083	15.48%	$591,257	8.00%	$739,072	10.00%
Tier 1 Capital
(to Risk Weighted Assets)
Consolidated	$1,203,248	16.25%	$296,184	4.00%	$444,276	6.00%
Umpqua Bank	$1,051,640	14.23%	$295,612	4.00%	$443,418	6.00%
Tier 1 Capital
(to Average Assets)
Consolidated	$1,203,248	10.90%	$441,559	4.00%	$551,949	5.00%
Umpqua Bank	$1,051,640	9.53%	$441,402	4.00%	$551,752	5.00%
As of December 31, 2010:
Total Capital
(to Risk Weighted Assets)
Consolidated	$1,253,333	17.62%	$569,050	8.00%	$711,313	10.00%
Umpqua Bank	$1,085,839	15.27%	$568,874	8.00%	$711,093	10.00%
Tier 1 Capital
(to Risk Weighted Assets)
Consolidated	$1,164,226	16.36%	$284,652	4.00%	$426,978	6.00%
Umpqua Bank	$996,798	14.02%	$284,393	4.00%	$426,590	6.00%
Tier 1 Capital
(to Average Assets)
Consolidated	$1,164,226	10.56%	$440,995	4.00%	$551,243	5.00%
Umpqua Bank	$996,798	9.04%	$441,061	4.00%	$551,326	5.00%

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

On April 22, 2011, the Company announced that the Board of Directors approved an extension to the expiration date of the common stock repurchase plan from September 30, 2011 to September 30, 2013. On September 29, 2011, the number of common shares available for repurchase under the plan was increased to 15 million shares. As of September 30, 2011, a total of 15 million shares remained available for repurchase. There were 6,710 shares repurchased under the repurchase plan during third quarter of 2011. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan. However, there are no longer limitations resulting from the Company’s participation in the TARP CPP. In addition, our stock plans provide that option and restricted stock award holders may pay for the exercise price and tax withholdings in part or whole by tendering previously held shares.

The Company’s dividend policy considers, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth to determine the amount of dividends declared, if any, on a quarterly basis. There is no assurance that future cash dividends on common shares will be declared or increased. The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three and nine months ended September 30, 2011 and 2010:

Cash Dividends and Payout Ratios per Common Share

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Dividends declared per common share	$0.07	$0.05	$0.17	$0.15
Dividend payout ratio	37%	71%	37%	214%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of September 30, 2011 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.	Controls and Procedures

Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic SEC filings. The disclosure controls and procedures were last evaluated by management as of September 30, 2011.

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

In our Form 10-Q for the period ending June 30, 2011, we initially reported on a putative stockholders derivative action filed in the U.S. District Court for the District of Oregon by Plumbers Local No. 137 Pension Fund and Laborers' Local #231 Pension Fund naming Umpqua’s present directors, certain executive officers and PricewaterhouseCoopers LLP (PwC) as defendants and Umpqua as nominal party. There were no material developments in the case during the quarter ending September 30, 2011.

See Note 10, Commitments and Contingencies, for a discussion of the Company’s involvement in litigation pertaining to Visa, Inc.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under "Part I—Item 1A—Risk Factors" in our Form 10-K for the year ended December 31, 2010. These factors could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2011:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
7/1/11 - 7/31/11	16	$11.65	-	1,422,595
8/1/11 - 8/31/11	3,382	$11.15	-	1,422,595
9/1/11 - 9/30/11	6,888	$8.98	6,710	15,000,000

Total for quarter	10,286	$9.70	6,710

(1)	Common shares repurchased by the Company during the quarter consisted of 6,710 shares repurchased pursuant to the Company’s publicly announced corporate stock repurchase plan described in (2) below, the cancellation of 3,576 restricted stock awards to pay withholding taxes, and no shares tendered in connection with option exercises.
(2)	The repurchase plan, which was first approved by the Board and announced in August 2003, was amended on September 29, 2011 to increase the number of common shares available for repurchase under the plan to 15 million shares. The repurchase program will run through June 2013.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	(Removed and Reserved)

Item 5.	Other Information

(a)	On September 23, 2011, the board of directors of the Company and the Bank appointed Dudley Slater to serve on the Loan and Investment Committee and the Financial Services Committee.

(b)	Not Applicable

Item 6.	Exhibits

The exhibits filed as part of this Report and exhibits incorporated herein by reference to other documents are listed in the Exhibit Index to this Report, which follows the signature page.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UMPQUA HOLDINGS CORPORATION
(Registrant)

Dated November 4, 2011	/s/ Raymond P. Davis
Raymond P. Davis
President and Chief Executive Officer

Dated November 4, 2011	/s/ Ronald L. Farnsworth
Ronald L. Farnsworth
Executive Vice President/ Chief Financial Officer and Principal Financial Officer

Dated November 4, 2011	/s/ Neal T. McLaughlin
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