Form 10-K
period 2011-12-31
UMPQUA HOLDINGS CORP
filed 2012-02-17
CIK 1077771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2011

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

Act.  Yes  [    ]  No  [ x ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [ x ]  No  [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [ x ]  Yes  [    ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act. Check one:

Large Accelerated filer  [ x ]    Accelerated filer  [    ]    Non-accelerated filer  [    ]    Smaller reporting company  [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  [    ]  No  [ x ]

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2011, based on the closing price on that date of $11.57 per share, and 113,403,414 shares held was $1,312,077,500.

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practical date:

The number of shares of the Registrant’s common stock (no par value) outstanding as of January 31, 2012 was 112,193,401.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2012 Annual Meeting of Shareholders of Umpqua Holdings Corporation are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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

•

the impact of the Dodd-Frank Act on the Company’s interchange fee revenue, interest expense, FDIC deposit insurance assessments and regulatory compliance expenses, which includes a maximum permissible interchange fee that an issuer may receive for an electronic debit transaction, resulting in an approximate 50% decrease in interchange revenue on an average transaction.

For a more detailed discussion of some of the risk factors, see the section entitled “Risk Factors” below. We do not intend to update any factors, except as required by SEC rules, or to publicly announce revisions to any of our forward-looking statements. Any forward-looking statement speaks only as of the date that such statement was made. You should consider any forward looking statements in light of this explanation, and we caution you about relying on forward-looking statements.

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

General Background

Headquartered in Portland, Oregon, Umpqua Bank is considered one of the most innovative community banks in the United States, combining a high touch customer experience with the sophisticated products and expertise of a commercial bank. The Bank has implemented a variety of retail marketing strategies to increase revenue and differentiate the company from its competition. The Bank provides a wide range of banking, wealth management, mortgage banking and other financial services to corporate, institutional and individual customers. Along with its subsidiaries, the Bank is subject to the regulations of state and federal agencies and undergoes periodic examinations by these regulatory agencies. See “Supervision and Regulation” below for additional information.

Umpqua Investments is a registered broker-dealer and investment advisor with offices in Portland, Lake Oswego, and Medford, Oregon, and offered through Umpqua Bank stores. The firm is one of the oldest investment companies in the Northwest and is actively engaged in the communities it serves. Umpqua Investments offers a full range of investment products and services including: stocks, fixed income securities (municipal, corporate, and government bonds, CDs, and money market instruments), mutual funds, annuities, options, retirement planning, money management services and life insurance.

Business Strategy

Umpqua Bank’s principal objective is to become the leading community-oriented financial services retailer throughout the Pacific Northwest and Northern California. We plan to continue the expansion of our market from Seattle to San Francisco, primarily along the I-5 corridor. We intend to continue to grow our assets and increase profitability and shareholder value by differentiating ourselves from competitors through the following strategies:

Capitalize On Innovative Product Delivery System.    Our philosophy has been to develop an environment for the customer that makes the banking experience relevant and enjoyable. With this approach in mind, we have developed a unique store concept that offers “one-stop” shopping and includes distinct physical areas or boutiques, such as a “serious about service center,” an “investment opportunity center” and a “computer café,” which make the Bank’s products and services more tangible and accessible. In 2006, we introduced our “Neighborhood Stores” and in 2007, we introduced the Umpqua “Innovation Lab.” In 2010, we introduced the next generation version of our Neighborhood Store in the Capitol Hill area of Seattle, Washington. We are continuing to remodel existing and acquired stores in metropolitan locations to further our retail vision and have a consistent brand experience.

Deliver Superior Quality Service.    We insist on quality service as an integral part of our culture, from the Board of Directors to our new sales associates, and believe we are among the first banks to introduce a measurable quality service program. Under our “return on quality” program, the performance of each sales associate and store is evaluated monthly based on specific measurable factors such as the “sales effectiveness ratio” that totals the average number of banking products purchased by each new customer. The evaluations also encompass factors such as the number of new loan and deposit accounts generated in each store, reports by incognito “mystery shoppers” and customer surveys. Based on scores achieved, Umpqua’s “return on quality” program rewards both individual sales associates and store teams with financial incentives. Through such programs, we are able to measure the quality of service provided to our customers and maintain employee focus on quality customer service.

Establish Strong Brand Awareness.    As a financial services retailer, we devote considerable resources to developing the “Umpqua Bank” brand. This is done through design strategy, marketing, merchandising, community based events, and delivery through our customer facing channels. From Bank branded bags of custom roasted coffee beans and chocolate coins with each transaction, to educational seminars and three Umpqua-branded ice cream trucks, Umpqua’s goal is to engage our customer with the brand in a whole new way. The unique look and feel of our stores and interactive displays help position us as an innovative, customer-friendly retailer of financial products and services. We build consumer preference for our products and services through strong brand awareness.

Use Technology to Expand Customer Base.    Although our strategy continues to emphasize superior personal service, as consumer preferences evolve we continue to expand user-friendly, technology-based systems to attract customers who want to interact with their financial institution electronically. We offer technology-based services including remote deposit capture, online banking, bill pay and treasury services, mobile banking, voice response banking, automatic payroll deposit programs, advanced function ATMs, interactive product kiosks, and a robust internet web site. We believe the availability of both traditional bank services and electronic banking services enhances our ability to attract a broader range of customers and wrap our value proposition across all channels.

Increase Market Share in Existing Markets and Expand Into New Markets.    As a result of our innovative retail product orientation, measurable quality service program and strong brand awareness, we believe that there is significant potential to increase business with current customers, to attract new customers in our existing markets and to enter new markets.

Pursue Strategic Acquisitions.    A part of our strategy in this economic environment is to pursue the acquisition of banks within or in proximity to our geographic footprint that may be operating under capital constraints, regulatory pressure or other competitive disadvantages. We also consider the acquisition of certain failing banks that the FDIC makes available for bid, and that meet our strategic objectives. Failed bank transactions are attractive opportunities because we can acquire loans subject to a loss share agreement with the FDIC, or at a significant discount, that limits our downside risk on the purchased loan portfolio and, apart from our assumption of deposit liabilities, we have significant discretion as to the non-deposit liabilities that we assume. Assets purchased from the FDIC are marked to their fair value. We have completed four FDIC-assisted transactions since January 1, 2009.

Marketing and Sales

Our goal of increasing our share of financial services in our market areas is driven by a marketing and sales strategy with the following key components:

Media Advertising.    Our comprehensive marketing campaigns aim to strengthen the Umpqua Bank brand and heighten public awareness about our innovative delivery of financial products and services. The Bank has been recognized nationally for its use of new media and unique approach. From programs like Umpqua’s Discover Local Music Project and ice cream trucks, to campaigns like “Save Hard Spend Smart” and the “Lemonaire,” Umpqua is utilizing nontraditional media channels and leveraging mass market media in new ways. In 2005 Umpqua dubbed the term “hand-shake marketing” to describe the Company’s fresh approach to localized marketing.

Retail Store Concept.    As a financial services provider, we believe that the store environment is critical to successfully market and sell products and services. Retailers traditionally have displayed merchandise within their stores in a manner designed to encourage customers to purchase their products. Purchases are made on the spur of the moment due to the products’ availability and attractiveness. Umpqua Bank believes this same concept can be applied to financial institutions and accordingly displays financial services and products through tactile merchandising within our stores. Unlike many financial institutions whose strategy is to discourage customers from visiting their facilities in favor of ATMs or other forms of electronic banking, we encourage customers to visit our stores, where they are greeted by well-trained sales associates and encouraged to browse and to make “impulse purchases.” Our “Next Generation” store model includes features like free wireless, free use of laptop computers, opening rooms with refrigerated beverages and innovative products packaging like MainStreet for businesses – a

Umpqua Holdings Corporation

package that includes relationship pricing for deposit and loan products, and invitation to “Business Therapy” seminars. The stores host a variety of after-hours events, from poetry readings to seminars on how to build an art collection. To bring financial services to our customers in a cost-effective way, we introduced “Neighborhood Stores.” We build these stores in established neighborhoods and design them to be neighborhood hubs. These stand-alone full-service stores are smaller and emphasize advanced technology. To strengthen brand recognition, all Neighborhood Stores are similar in appearance. Umpqua’s “Innovation Lab” is a one-of-a-kind location, showcasing emerging and existing technologies that foster community and redefine what consumers can expect from a banking experience. As a testing ground for new initiatives, the Lab will change regularly to feature new technology, products, services and community events.

Service Culture.    Umpqua believes strongly that if we lead with a service culture, we will have more opportunity to sell our products and services and to create deeper customer relationships across all divisions, from retail to mortgage and commercial. Although a successful marketing program will attract customers to visit, a service environment and a well-trained sales team are critical to selling our products and services. We believe that our service culture has become well established throughout the organization due to our unique facility designs and ongoing training of our associates on all aspects of sales and service. We provide training at our in-house training facility, known as “The World’s Greatest Bank University,” to recognize and celebrate exceptional service, and pay commissions for the sale of the Bank’s products and services. This service culture has helped transform us from a traditional community bank to a nationally recognized marketing company focused on selling financial products and services.

Products and Services

We offer a full array of financial products to meet the banking needs of our market area and target customers. To ensure the ongoing viability of our product offerings, we regularly examine the desirability and profitability of existing and potential new products. To make it easy for new prospective customers to bank with us and access our products, we offer a “Switch Kit,” which allows a customer to open a primary checking account with Umpqua Bank in less than ten minutes. Other avenues through which customers can access our products include our web site equipped with an e-switchkit which includes internet banking through “umpqua.online,” mobile banking, and our 24-hour telephone voice response system.

Deposit Products.    We offer a traditional array of deposit products, including non-interest bearing checking accounts, interest bearing checking and savings accounts, money market accounts and certificates of deposit. These accounts earn interest at rates established by management based on competitive market factors and management’s desire to increase certain types or maturities of deposit liabilities. Our approach is to tailor fit products and bundle those that meet the customer’s needs. This approach adds value for the customer, increases products per household and produces higher service fee income. We also offer a senior checking product which is augmented by Club Carefree, a group that enjoys travel, purchase discounts, and topical seminars.

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

Private Bank.    Umpqua Private Bank serves high net worth individuals with liquid investable assets by providing customized financial solutions and offerings. The private bank is designed to augment Umpqua’s existing high-touch customer experience, and works collaboratively with the Bank’s affiliate retail brokerage Umpqua Investments and with the independent capital management firm Ferguson Wellman Capital Management, to offer a comprehensive, integrated approach that meets clients’ financial goals, including financial planning, trust services and investments.

Retail Brokerage Services.    Umpqua Investments provides a full range of brokerage services including equity and fixed income products, mutual funds, annuities, options, retirement planning and money management services. Additionally, Umpqua

Investments offers life insurance. At December 31, 2011, Umpqua Investments had 41 Series 7-licensed financial advisors serving clients at three stand-alone retail brokerage offices, one location located within a retirement facility, and “Investment Opportunity Centers” located in many Bank stores.

Asset Management Services.    Umpqua entered into a strategic alliance with Ferguson Wellman in the fall of 2009 to further enhance our offerings to individuals, unions and corporate retirement plans, endowments and foundations.

Commercial Loans and Commercial Real Estate Loans.    We offer specialized loans for business and commercial customers, including accounts receivable and inventory financing, equipment loans, international trade, real estate construction loans and permanent financing and SBA program financing as well as capital markets and treasury management services. Additionally, we offer specially designed loan products for small businesses through our Small Business Lending Center, and have recently introduced a new business banking division to increase lending to small and mid-sized businesses. Ongoing credit management activities continue to focus on commercial real estate loans given this is a significant portion of our loan portfolio. We are also engaged in initiatives that continue to diversify the loan portfolio including a strong focus on commercial and industrial loans in addition to financing owner-occupied properties.

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

Market Area and Competition

The geographic markets we serve are highly competitive for deposits, loans, leases and retail brokerage services. We compete with traditional banking institutions, as well as non-bank financial service providers, such as credit unions, brokerage firms and mortgage companies. In our primary market areas of Oregon, Western Washington, Northern California, and Nevada, major banks and large regional banks generally hold dominant market share positions. By virtue of their larger capital bases, these institutions have significantly larger lending limits than we do and generally have more expansive branch networks. Competition also includes other commercial banks that are community-focused.

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

Umpqua Holdings Corporation

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

The following table presents the Bank’s market share percentage for total deposits as of June 30, 2011, in each county where we have operations. The table also indicates the ranking by deposit size in each market. All information in the table was obtained from SNL Financial of Charlottesville, Virginia, which compiles deposit data published by the FDIC as of June 30, 2011 and updates the information for any bank mergers and acquisitions completed subsequent to the reporting date.

Oregon
County	Market Share	Market Rank	Number of Stores
Benton	7.3%	7	1
Clackamas	4.6%	7	5
Coos	39.6%	1	5
Curry	27.6%	2	1
Deschutes	4.7%	8	5
Douglas	60.2%	1	9
Jackson	16.7%	1	9
Josephine	18.3%	1	5
Lane	17.8%	1	9
Lincoln	12.1%	4	2
Linn	12.7%	4	3
Marion	8.4%	5	3
Multnomah	3.3%	6	16
Washington	4.1%	9	4

California
County	Market Share	Market Rank	Number of Stores
Amador	5.6%	7	1
Butte	3.3%	8	2
Calaveras	23.7%	2	4
Colusa	35.7%	1	2
Contra Costa	0.2%	24	2
El Dorado	7.9%	4	5
Glenn	27.7%	3	2
Humboldt	25.1%	1	7
Lake	16.4%	3	2
Mendocino	3.3%	7	1
Napa	12.4%	3	7
Placer	6.7%	3	9
Sacramento	1.1%	15	6
San Joaquin	0.6%	20	1
Shasta	2.8%	8	1
Solano	4.0%	9	4
Sonoma	0.1%	20	1
Stanislaus	0.9%	15	2
Sutter	15.7%	2	2
Tehama	16.9%	1	2
Trinity	26.1%	2	1
Tuolumne	18.7%	3	5
Yolo	2.8%	10	1
Yuba	24.4%	2	2

Washington
County	Market Share	Market Rank	Number of Stores
Clark	8.4%	7	5
King	0.5%	21	10
Pierce	4.2%	7	11
Snohomish	0.8%	21	1

Nevada
County	Market Share	Market Rank	Number of Stores
Washoe	0.6%	7	4

Lending and Credit Functions

The Bank makes both secured and unsecured loans to individuals and businesses. At December 31, 2011, commercial real estate, commercial, residential, and consumer and other represented approximately 64%, 25%, 10%, and 1%, respectively, of the total non-covered loan and lease portfolio.

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

Umpqua Holdings Corporation

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

The Bank may also maintain an unallocated allowance amount to provide for other credit losses inherent in a loan and lease portfolio that may not have been contemplated in the credit loss factors. This unallocated amount generally comprises less than 10% of the allowance, but may be maintained at higher levels during times of deteriorating economic conditions characterized by falling real estate values. The unallocated amount is reviewed periodically based on trends in credit losses, the results of credit reviews and overall economic trends. As of December 31, 2011, the unallocated allowance amount represented 5% of the allowance.

Management believes that the ALLL was adequate as of December 31, 2011. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 80% of our total loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses. The U.S. recession, the housing market downturn, and declining real estate values in our markets have negatively impacted aspects of our residential development, commercial real estate, commercial construction and commercial loan portfolios, and have led to an increase in non-performing loans and the allowance for loan and lease losses. A continued deterioration or a prolonged delay in economic recovery in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan and lease losses.

Employees

As of December 31, 2011, we had a total of 2,255 full-time equivalent employees. None of the employees are subject to a collective bargaining agreement and management believes its relations with employees to be good. Umpqua Bank was named #69 on Fortune magazine’s 2012 list of “100 Best Companies to Work For”, #25 on the 2011 list, #23 on the 2010 list, and #34 on the 2009 list. Information regarding employment agreements with our executive officers is contained in Item 11 below, which item is incorporated by reference to our proxy statement for the 2012 annual meeting of shareholders.

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

Federal and State Bank Regulation.    Umpqua Bank, as a state chartered bank with deposits insured by the FDIC, is primarily subject to the supervision and regulation of the Oregon Department of Consumer and Business Services Division of Finance and Corporate Securities, the Washington Department of Financial Institutions, the California Department of Financial Institutions, the Nevada Division of Financial Institutions , the FDIC and the Consumer Financial Protection Bureau (CFPB). These agencies may prohibit the Bank from engaging in what they believe constitute unsafe or unsound banking practices. Our primary state regulator (the State of Oregon) regularly examines the Bank or participates in joint examinations with the FDIC.

Umpqua Holdings Corporation

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

In December 2008, the FDIC adopted a rule that amended the system for risk-based assessments and changed assessment rates in attempt to restore targeted reserve ratios in the DIF. Effective January 1, 2009, the risk-based assessment rates were uniformly raised by seven basis points (annualized). On February 27, 2009, the FDIC further modified the risk-based assessment system, effective April 1, 2009, to effectively require larger risk institutions to pay a larger share of the assessment. Characteristics of larger risk institutions include a significant reliance on secured liabilities or brokered deposits, particularly when combined with rapid asset growth. The rule also provided incentives for institutions to hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 capital. The initial base assessment rates range from $0.12 to $0.45 per $100 of deposits annually. After potential adjustments related to unsecured debt, secured liabilities and brokered deposit balances, the final total assessment rates range from $0.07 to $0.775 per $100 of deposits annually. Initial base assessment rates for well managed, well capitalized institutions ranged from $0.12 to $0.16 per $100 of deposits annually. The Bank’s assessment rate for 2010 fell within this range.

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. Under the new restoration plan, the FDIC will forego the uniform three-basis point increase in initial assessment rates schedules for January 1, 2011 and maintain the current schedule of assessment rates. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, increase or decrease assessment rates. On February 7, 2011, the FDIC adopted a final rule modifying the risk-based assessment system from a domestic deposit base to a scorecard based assessment system, effective April 1, 2011. Effective as of April 1, 2011, the Bank was categorized as a large institution as the Bank has more than $10 billion in assets. The initial base assessment rates range from five to 35 basis points. After potential adjustments related to unsecured debt and brokered deposit balances, the final total assessment rates range from 2.5 to 45 basis points. Initial base assessment rates for large institutions ranged from five to 35 basis points. The Bank’s assessment rate for 2011 fell at the low end of this range. Further increases in the assessment rate could have a material adverse effect on our earnings, depending upon the amount of the increase.

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

In November 2008, the FDIC approved the final ruling establishing the Transaction Account Guarantee Program (“TAGP”) as part of the Temporary Liquidity Guarantee Program (“TLGP”). Under this program, effective immediately and through December 31, 2009, all non-interest bearing transaction accounts became fully guaranteed by the FDIC for the entire amount in the account. This unlimited coverage also extended to NOW (interest bearing deposit accounts) earning an interest rate no greater than 0.50% and all IOLTAs (lawyers’ trust accounts). Coverage under the TAGP, funded through insurance premiums paid by participating financial institutions, was in addition to and separate from the additional coverage announced under EESA. In August 2009, the FDIC extended the TAGP portion of the TLGP through June 30, 2010. In June 2010, the FDIC extended the TAGP portion of the TLGP for an additional six months, from July 1, 2010 to December 31, 2010. The rule required that interest rates on qualifying NOW accounts offered by banks participating in the program be reduced to 0.25% from 0.50%. The rule provided for an additional extension of the program, without further rulemaking, for a period of time not to exceed December 31, 2011. Umpqua elected to participate in the TAGP program through the extended period. In July 2010, the Dodd-Frank Act, was enacted which provides for unlimited deposit insurance for noninterest bearing transactions accounts (excluding NOW, but including IOLTAs) beginning December 31, 2010 for a period of two years.

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

Umpqua Holdings Corporation

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires federal banking regulators to take “prompt corrective action” with respect to a capital-deficient institution, including requiring a capital restoration plan and restricting certain growth activities of the institution. Umpqua could be required to guarantee any such capital restoration plan required of the Bank if the Bank became undercapitalized. Pursuant to FDICIA, regulations were adopted defining five capital levels: well capitalized, adequately capitalized, undercapitalized, severely undercapitalized and critically undercapitalized. Under the regulations, the Bank is considered “well capitalized” as of December 31, 2011.

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

Broker-Dealer and Related Regulatory Supervision.    Umpqua Investments is a member of, and is subject to the regulatory supervision of, FINRA. Areas subject to this regulatory review include compliance with trading rules, financial reporting, investment suitability for clients, and compliance with stock exchange rules and regulations.

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

Legislation enacted by Congress in 1995 permits interstate banking and branching, which allows banks to expand nationwide through acquisition, consolidation or merger. Under this law, an adequately capitalized bank holding company may acquire banks in any state or merge banks across state lines if permitted by state law. Further, banks may establish and operate branches in any state subject to the restrictions of applicable state law. Under Oregon law, an out-of-state bank or bank holding company may merge with or acquire an Oregon state chartered bank or bank holding company if the Oregon bank, or in the case of a bank holding company, the subsidiary bank, has been in existence for a minimum of three years, and the law of the state in which the acquiring bank is located permits such merger. The Bank now has the ability to open additional de novo branches in the states of Oregon, California, Washington, and Nevada.

Section 613 of the Dodd-Frank Act eliminates interstate branching restrictions that were implemented as part of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, and removes many restrictions on de novo interstate branching by national and state-chartered banks. The FDIC and the OCC now have authority to approve applications by insured state

Umpqua Holdings Corporation

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

•

Grants to CFPB the authority to write consumer protection rules for banks and nonbank financial firms offering consumer financial services or products and to ensure that consumers are protected from “unfair, deceptive, or abusive” acts or practices. The CFPB also has authority to examine and enforce regulations for banks, like Umpqua, with greater than $10 billion in assets;

•

Authorizes the CFPB to require banks to compile and provide reports relating to its consumer lending, marketing and other consumer business activities and to make that information available to the public if it is “in the public interest”;

Umpqua Holdings Corporation

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

Since 2007, dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment and under-employment have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations. We expect only moderate improvement in these conditions in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

•

We face increased regulation of our industry, including as a result of the EESA, the American Recovery and Reinvestment Act of 2009 (the “ARRA”) and the Dodd-Frank Act. Compliance with such regulation will increase our costs, reduce existing sources of revenue and may limit our ability to pursue business opportunities.

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

Umpqua Holdings Corporation

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

As of December 31, 2011, approximately 80% of our total loan portfolio is secured by real estate, the majority of which is commercial real estate. As a result of increased levels of commercial and consumer delinquencies and declining real estate values, since 2007 we have experienced elevated levels of net charge-offs and allowances for loan and lease reserves. Increases in commercial and consumer delinquency levels or continued declines in real estate market values would require increased net charge-offs and increases in the allowance for loan and lease losses, which could have a material adverse effect on our business, financial condition and results of operations and prospects.

Continued deterioration in the real estate market could result in loans that we have restructured to become delinquent and classified as non-accrual loans.

At December 31, 2011, impaired loans of $80.6 million were classified as performing restructured loans. We restructured the loans in response to borrower financial difficulty, and generally provided for a temporary modification of loan repayment terms. Loans are reported as restructured when we grant concessions to a borrower experiencing financial difficulties that we would not otherwise consider. Examples of such concessions include forgiveness of principal or accrued interest, extending the maturity dates or providing a lower interest rate than would be normally available for a transaction of similar risk. In exchange for these concessions, at the time of restructure, we require additional collateral to bring the loan to value to at most 100%. A further decline in the economic conditions in our general market areas or other factors could adversely impact borrowers with restructured loans and cause borrowers to become delinquent or otherwise default or call into question their ability to repay full interest and principal in accordance with the restructured terms, which would result in the restructured loan being reclassified as non-accrual.

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

In connection with Umpqua Bank’s assumption of the banking operations of Evergreen Bank, Rainier Pacific Bank, and Nevada Security Bank, the Bank entered into Whole Bank Purchase and Assumption Agreements with Loss-Share. Our decisions regarding the fair value of assets acquired, including the FDIC loss-sharing assets, could be inaccurate which could materially and adversely affect our business, financial condition, results of operations, and future prospects. Management makes various assumptions and judgments about the collectability of the acquired loans, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. In FDIC-assisted acquisitions that include loss-sharing agreements, we record a loss-sharing asset that reflects our estimate of the timing and amount of future losses that are anticipated to occur in and used to value the acquired loan portfolio. In determining the size of the loss-sharing asset, we analyze the loan portfolio based on historical loss experience, volume and classification of loans, volume and trends in delinquencies and nonaccruals, local economic conditions, and other pertinent information.

If our assumptions relating to the timing or amount of expected losses are incorrect, there could be a negative impact on our operating results. Increases in the amount of future losses in response to different economic conditions or adverse developments in the acquired loan portfolio may result in increased credit loss provisions. Changes in our estimate of the timing of those losses, specifically if those losses are to occur beyond the applicable loss-sharing periods, may result in impairments of the FDIC indemnification asset.

Our ability to obtain reimbursement under the loss-sharing agreements on covered assets depends on our compliance with the terms of the loss-sharing agreements.

Management must certify to the FDIC on a quarterly basis our compliance with the terms of the FDIC loss-sharing agreements as a prerequisite to obtaining reimbursement from the FDIC for realized losses on covered assets. The required terms of the agreements are extensive and failure to comply with any of the guidelines could result in a specific asset or group of assets permanently losing their loss-sharing coverage. Additionally, management may decide to forgo loss-share coverage on certain assets to allow greater flexibility over the management of certain assets. As of December 31, 2011, $641.9 million, or 5.6%, of the Company’s assets were covered by the aforementioned FDIC loss-sharing agreements.

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

Acquisition opportunities may not become available and increased competition may make it more difficult for us to acquire banks in traditional M&A transactions or to successfully bid on failed bank transactions.

Our near-term business strategy includes pursue the acquisition of banks within or in proximity to our geographic footprint that may be operating under capital constraints, regulatory pressure or other competitive disadvantages as well as analyzing and bidding on failing banks that the FDIC plans to place in receivership. Traditional merger and acquisition transactions have been infrequent in the past few years, but we expect that the volume may be increasing as banks work through their problem loan portfolios. However, many target banks may be valued at a discount to their book value, making transactions difficult to conclude. In addition, the FDIC may not place banks that meet our strategic objectives into receivership and the bidding process for failing banks has become very competitive. We may not be able to match or beat the bids of other acquirers unless we bid aggressively by increasing the premium paid on assumed deposits or reducing the discount bid on assets purchased, which could make the acquisition less beneficial to the financial performance of the Bank.

A rapid change in interest rates, or maintenance of rates at historically high or low levels for an extended period, could make it difficult to maintain our current interest income spread and could result in reduced earnings.

Our earnings are largely derived from net interest income, which is interest income and fees earned on loans and investments, less interest paid on deposits and other borrowings. Interest rates are highly sensitive to many factors that are beyond the control of our management, including general economic conditions and the policies of various governmental and regulatory authorities. As interest rates change, net interest income is affected. With fixed rate assets (such as fixed rate loans and most investment securities) and liabilities (such as certificates of deposit), the effect on net interest income depends on the cash flows associated with the maturity of the asset or liability. Asset/liability management policies may not be successfully implemented and from time to time our risk position is not balanced. An unanticipated rapid decrease or increase in interest rates could have an adverse effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore on the level of net interest income. For instance, any rapid increase in interest rates in the future could result in interest expense increasing faster than interest income because of fixed rate loans and longer-term investments. Historically low rates for an extended period of time result in reduced returns from the investment and loan portfolios. Further, substantially

Umpqua Holdings Corporation

higher interest rates generally reduce loan demand and may result in slower loan growth than previously experienced. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—”Quantitative and Qualitative Disclosures about Market Risk”.

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

Recently, the Company’s common stock has been trading at a price below its book value, including goodwill and other intangible assets. The valuation of goodwill is estimated using discounted cash flows of forecasted earnings, estimated sales price based on recent observable market transactions and market capitalization based on current stock price. If impairment was deemed to exist, a write down of goodwill would occur with a charge to earnings. In the second quarter 2009, we recognized a goodwill impairment charge of $112.0 million related to our Community Banking operating segment. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Goodwill and Other Intangible Assets”.

We have a gross deferred tax asset position of $124.3 million at December 31, 2011, and we are required to assess the recoverability of this asset on an ongoing basis.

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

We and our subsidiaries are subject to extensive regulation under federal and state laws. These laws and regulations are primarily intended to protect customers, depositors and the deposit insurance fund, rather than shareholders. The Bank is an Oregon state-chartered commercial bank whose primary regulator is the Oregon Division of Finance and Corporate Securities. The Bank is also subject to the supervision by and the regulations of the Washington Department of Financial Institutions, the California Department of Financial Institutions, the Nevada Division of Financial Institutions, the Federal Deposit Insurance Corporation (“FDIC”), which insures bank deposits and the Consumer Financial Protection Bureau. Umpqua Investments is subject to extensive regulation by the Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority. Umpqua is subject to regulation and supervision by the Board of Governors of the Federal Reserve System, the SEC and NASDAQ. Federal and state regulations may place banks and brokerage firms at a competitive disadvantage compared to less regulated competitors such as finance companies, credit unions, mortgage banking companies and leasing companies. There is also the possibility that laws could be enacted that would prohibit a company from controlling both an FDIC-insured bank and a broker dealer, or restrict their activities if under common ownership. If we receive less than satisfactory results on regulatory examinations, we could be restricted from making acquisitions, adding new stores, developing new lines of business or otherwise continuing our growth strategy for a period of time. Future changes in federal and state banking and brokerage regulations could adversely affect our operating results and ability to continue to compete effectively.

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

Our business involves storing and processing sensitive consumer and business customer data. A cyber security breach may result in theft of such data or disruption of our transaction processing systems. We depend on internal systems and outsourced technology to support these data storage and processing operations. Our inability to use or access these information systems at critical points in time could unfavorably impact the timeliness and efficiency of our business operations. A material breach of customer data security may negatively impact our business reputation and cause a loss of customers, result in increased expense to contain the event and/or require that we provide credit monitoring services for affected customers, result in regulatory fines and sanctions and may result in class action litigation. Cyber security risk management programs are expensive to maintain and will not protect the Company from all risks associated with maintaining the security of customer data and the Company’s proprietary data from external and internal intrusions, disaster recovery and failures in the controls used by our vendors. In addition, Congress and the legislatures of states in which we operate regularly consider legislation that would impose more stringent data privacy requirements.

Our business is highly reliant on third party vendors and our ability to manage the operational risks associated with outsourcing those services.

We rely on third parties to provide services that are integral to our operations. These vendors provide services that support our operations, including the storage and processing of sensitive consumer and business customer data, as well as our sales efforts. A cyber security breach of a vendor’s system may result in theft of our data or disruption of business processes. A material breach of customer data security at a service provider’s site may negatively impact our business reputation and cause a loss of customers; result in increased expense to contain the event and/or require that we provide credit monitoring services for affected customers, result in regulatory fines and sanctions and may result in litigation. In most cases, we will remain primarily liable to our customers for losses arising from a breach of a vendor’s data security system. We rely on our outsourced service providers to implement and maintain prudent cyber security controls. We have procedures in place to assess a vendor’s cyber security controls prior to establishing a contractual relationship and to periodically review assessments of those control systems; however, these procedures are not infallible and a vendor’s system can be breached despite the procedures we employ. We have alliances with other companies that assist in our sales efforts. In our wealth management business, we have an alliance with Ferguson Wellman, a registered investment advisor to whom we refer customers for investment advice and asset management services. We cannot be sure that we will be able to maintain these relationships on favorable terms. In addition, some of our data processing services are provided by companies associated with our competitors. The loss of these vendor relationships could disrupt the services we provide to our customers and cause us to incur significant expense in connection with replacing these services.

Umpqua Holdings Corporation

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The executive offices of Umpqua and Umpqua Investments are located at One SW Columbia Street in Portland, Oregon in office space that is leased. The Bank owns its main office located in Roseburg, Oregon. At December 31, 2011, the Bank conducted Community Banking activities or operated Commercial Banking Centers at 194 locations, in Northern California, Oregon and Washington along the I-5 corridor; in the San Francisco Bay area, Inland Foothills, Napa and Coastal regions in California; in Bend and along the Coast of Oregon; in greater Seattle and Bellevue, Washington, and in Reno, Nevada, of which 64 are owned and 130 are leased under various agreements. As of December 31, 2011, the Bank also operated 15 facilities for the purpose of administrative and other functions, such as back-office support, of which five are owned and 10 are leased. All facilities are in a good state of repair and appropriately designed for use as banking or administrative office facilities. As of December 31, 2011, Umpqua Investments leased three stand-alone offices from unrelated third parties, one stand-alone office from the Bank, and also leased space in eight Bank stores under lease agreements that are based on market rates.

Additional information with respect to owned premises and lease commitments is included in Notes 8 and 20, respectively, of the Notes to Consolidated Financial Statements in Item  8 below.

ITEM 3. LEGAL PROCEEDINGS.

In our Form 10-Q for the period ending June 30, 2011, we initially reported on a putative stockholders derivative action filed in the U.S. District Court for the District of Oregon by Plumbers Local No. 137 Pension Fund and Laborers’ Local #231 Pension Fund naming Umpqua’s present directors, certain executive officers and PricewaterhouseCoopers LLP (PwC) as defendants and Umpqua as nominal party. On January 11, 2012, District Court Magistrate Judge, John V. Acosta, ruled on a motion to dismiss filed by Umpqua’s present directors and certain executive officers and issued findings and a recommendation that the case be dismissed without prejudice. Plaintiffs filed an Objection to those findings and recommendations and the case is pending resolution of those Objections.

On December 29, 2011, in the United States District Court for the Northern District of California-San Francisco Division (case no. 11-6700), Amber Hawthorne filed a class action lawsuit against Umpqua Bank on behalf of herself and a national class, including a sub-class of California residents seeking in excess of $5 million, plus punitive damages, alleging that Umpqua Bank engaged in unfair and deceptive practices by posting debit items in a high to low order to maximize overdraft fees, automatically enrolling customers in debit Overdraft Protection (“ODP”) programs before the Regulation E revisions, failing to adequately disclose posting order, manipulating posting to maximize ODP fees and failing to advise customers how to minimize fees. Plaintiff alleges claims for breach of contract, breach of the covenant of good faith and fair dealing, unconscionability, conversion, unjust enrichment, and a violation of California Business & Professions Code 17200 (for the California subclass). The claims are in the initial stage of investigation but Umpqua believes that the claims are not supportable and are overstated and the Company intends to vigorously defend the case.

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

ITEM 4. (REMOVED AND RESERVED)

Umpqua Holdings Corporation

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Our Common Stock is traded on The NASDAQ Global Select Market under the symbol “UMPQ.” As of December 31, 2011, there were 200,000,000 common shares authorized for issuance. The following table presents the high and low sales prices of our common stock for each period, based on inter-dealer prices that do not include retail mark-ups, mark-downs or commissions, and cash dividends declared for each period:

Quarter Ended	High	Low	Cash Dividend Per Share
December 31, 2011	$12.83	$8.35	$0.07
September 30, 2011	$12.07	$8.10	$0.07
June 30, 2011	$12.10	$10.83	$0.05
March 31, 2011	$12.81	$10.40	$0.05

December 31, 2010	$12.59	$10.42	$0.05
September 30, 2010	$13.15	$10.20	$0.05
June 30, 2010	$15.90	$11.34	$0.05
March 31, 2010	$14.24	$10.87	$0.05

As of December 31, 2011, our common stock was held by approximately 4,754 shareholders of record, a number that does not include beneficial owners who hold shares in “street name”, or shareholders from previously acquired companies that have not exchanged their stock. At December 31, 2011, a total of 2.2 million stock options, 585,000 shares of restricted stock and 219,000 restricted stock units were outstanding. Additional information about stock options, restricted stock and restricted stock units is included in Note 22 of the Notes to Consolidated Financial Statements in Item 8 below and in Item 12 below.

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

During 2011, Umpqua’s Board of Directors declared a quarterly cash dividend of $0.05 per common share for the first and second quarters and $0.07 per common share for the third and fourth quarters. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth. We expect that the dividend rate will be reassessed on a quarterly basis by the Board of Directors in accordance with the dividend policy.

We have a dividend reinvestment plan that permits shareholder participants to purchase shares at the then-current market price in lieu of the receipt of cash dividends. Shares issued in connection with the dividend reinvestment plan are purchased in open market transactions.

Equity Compensation Plan Information

The following table sets forth information about equity compensation plans that provide for the award of securities or the grant of options to purchase securities to employees and directors of Umpqua, its subsidiaries and its predecessors by merger that were in effect at December 31, 2011.

(shares in thousands)

	Equity Compensation Plan Information
	(A)	(B)	(C)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights(4)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (A)
Equity compensation plans approved by security holders
2003 Stock Incentive Plan(1)	1,773	$15.09	1,378
2007 Long Term Incentive Plan(2)	219	—	679
Other(3)	416	$11.95	—

Total	2,408	$14.48	2,057
Equity compensation plans not approved by security holders	—	—	—

Total	2,408	$14.48	2,057

(1)	At Umpqua’s 2010 Annual Meeting, shareholders approved an amendment to the 2003 Stock Incentive Plan to make an additional two million shares of stock available for issuance through awards of incentive stock options, nonqualified stock options or restricted stock grants, provided awards of stock options and restricted stock grants under the 2003 Stock Incentive Plan, when added to options outstanding under all other plans, are limited to a maximum 10% of the outstanding shares on a fully diluted basis. The Plan’s termination date was extended to June 30, 2015.
(2)	At Umpqua’s 2007 Annual Meeting, shareholders approved a 2007 Long Term Incentive Plan. The plan authorized the issuance of one million shares of stock through awards of performance-based restricted stock unit grants to executive officers. Target grants of 65,000 and maximum grants of 114,000 were approved to be issued in 2009, and target grants of 60,000 and maximum grants of 105,000 were approved to be issued in 2011 under this plan. During 2009, 23,000 units vested and were released and 57,000 units forfeited upon the retirement of an executive. During 2010, 16,000 units vested and were released and 94,000 units forfeited upon the retirement of an executive. During 2011, 63,300 units vested and were released and 47,475 units forfeited. As of December 31, 2011, 212,000 restricted stock units are expected to vest if the current estimate of performance-based targets is satisfied, and would result in 685,000 securities available for future issuance.
(3)	Includes other Umpqua stock plans and stock plans assumed through previous mergers.
(4)	Weighted average exercise price is based solely on securities with an exercise price.

(b)	Not applicable.

Umpqua Holdings Corporation

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended December 31, 2011:

Period	Total number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
10/1/11 - 10/31/11	231	$8.73	251,194	14,748,806
11/1/11 - 11/30/11	70	$12.14	2,120,769	12,628,037
12/1/11 - 12/31/11	—	$—	4,301	12,623,736

Total for quarter	301	$9.52	2,376,264

(1)	Shares repurchased by the Company during the quarter consist of cancellation of 301 restricted shares to pay withholding taxes. There were no shares tendered in connection with option exercises and 2.4 million shares were repurchased pursuant to the Company’s publicly announced corporate stock repurchase plan described in (2) below.
(2)	The Company’s share repurchase plan, which was first approved by the Board and announced in August 2003, was amended on September 29, 2011 to increase the number of common shares available for repurchase under the plan to 15 million shares. The repurchase program will run through June 2013. As of December 31, 2011, a total of 12.6 million shares remained available for repurchase. The Company repurchased 2.5 million shares in 2011 and no shares under the repurchase plan in 2010 or 2009. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan.

During the year ended December 31, 2011, there were 8,135 shares tendered in connection with option exercises. During the year ended December 31, 2010, there were 4,515 shares tendered in connection with option exercises. Restricted shares cancelled to pay withholding taxes totaled 23,158 and 12,443 shares during the years ended December 31, 2011 and 2010, respectively. Restricted stock units cancelled to pay withholding taxes totaled 22,349 during the year ended December 31, 2011. Restricted stock units cancelled to pay withholding taxes totaled 5,583 during the year ended December 31, 2010.

STOCK PERFORMANCE GRAPH

The following chart, which is furnished not filed, compares the yearly percentage changes in the cumulative shareholder return on our common stock during the five fiscal years ended December 31, 2011, with (i) the Total Return Index for NASDAQ Bank Stocks (ii) the Total Return Index for The Nasdaq Stock Market (U.S. Companies) and (iii) the Standard and Poor’s 500. This comparison assumes $100.00 was invested on December 31, 2006, in our common stock and the comparison indices, and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. Price information from December 31, 2006 to December 31, 2011, was obtained by using the NASDAQ closing prices as of the last trading day of each year.

	Period Ending
	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Umpqua Holdings Corporation	$100.00	$54.01	$53.19	$50.28	$46.42	$48.33
Nasdaq Bank Stocks	$100.00	$80.09	$62.84	$52.60	$60.04	$53.74
Nasdaq U.S.	$100.00	$110.66	$66.42	$96.54	$114.06	$113.16
S&P 500	$100.00	$105.49	$66.46	$84.05	$96.71	$98.76

Umpqua Holdings Corporation

ITEM 6.     SELECTED FINANCIAL DATA.

Umpqua Holdings Corporation

Annual Financial Trends

(in thousands, except per share data)

	2011	2010	2009	2008	2007
Interest income	$501,753	$488,596	$423,732	$442,546	$488,392
Interest expense	73,301	93,812	103,024	152,239	202,438

Net interest income	428,452	394,784	320,708	290,307	285,954
Provision for non-covered loan and lease losses	46,220	113,668	209,124	107,678	41,730
Provision for covered loan and lease losses	16,141	5,151	—	—	—
Non-interest income	84,118	75,904	73,516	107,118	64,829
Non-interest expense	338,611	311,063	267,178	215,588	210,804
Goodwill impairment	—	—	111,952	982	—
Merger related expenses	360	6,675	273	—	3,318

Income (loss) before provision for (benefit from) income taxes	111,238	34,131	(194,303)	73,177	94,931
Provision for (benefit from) income taxes	36,742	5,805	(40,937)	22,133	31,663

Net income (loss)	74,496	28,326	(153,366)	51,044	63,268
Preferred stock dividends	—	12,192	12,866	1,620	—
Dividends and undistributed earnings allocated to participating securities	356	67	30	154	187

Net earnings (loss) available to common shareholders	$74,140	$16,067	$(166,262)	$49,270	$63,081

YEAR END
Assets	$11,563,355	$11,668,710	$9,381,372	$8,597,550	$8,340,053
Earning assets	10,263,923	10,374,131	8,344,203	7,491,498	7,146,841
Non-covered loans and leases(1)	5,888,098	5,658,987	5,999,267	6,131,374	6,055,635
Covered loans and leases	622,451	785,898	—	—	—
Deposits	9,236,690	9,433,805	7,440,434	6,588,935	6,589,326
Term debt	255,676	262,760	76,274	206,531	73,927
Junior subordinated debentures, at fair value	82,905	80,688	85,666	92,520	131,686
Junior subordinated debentures, at amortized cost	102,544	102,866	103,188	103,655	104,680
Common shareholders’ equity	1,672,413	1,642,574	1,362,182	1,284,830	1,239,938
Total shareholders’ equity	1,672,413	1,642,574	1,566,517	1,487,008	1,239,938
Common shares outstanding	112,165	114,537	86,786	60,146	59,980

AVERAGE
Assets	$11,600,435	$10,830,486	$8,975,178	$8,342,005	$7,897,568
Earning assets	10,332,242	9,567,341	7,925,014	7,215,001	6,797,834
Non-covered loans and leases(1)	5,723,771	5,783,452	6,103,666	6,118,540	5,822,907
Covered loans and leases	707,026	681,569	—	—	—
Deposits	9,301,978	8,607,980	7,010,739	6,459,576	6,250,521
Term debt	257,496	261,170	129,814	194,312	57,479
Junior subordinated debentures	184,115	184,134	190,491	226,349	221,833
Common shareholders’ equity	1,671,893	1,589,393	1,315,953	1,254,730	1,222,628
Total shareholders’ equity	1,671,893	1,657,544	1,519,119	1,281,220	1,222,628
Basic common shares outstanding	114,220	107,922	70,399	60,084	59,828
Diluted common shares outstanding	114,409	108,153	70,399	60,424	60,404

PER COMMON SHARE DATA
Basic earnings (loss)	$0.65	$0.15	$(2.36)	$0.82	$1.05
Diluted earnings (loss)	0.65	0.15	(2.36)	0.82	1.04
Book value	14.91	14.34	15.70	21.36	20.67
Tangible book value(2)	8.87	8.39	8.33	8.76	7.92
Cash dividends declared	0.24	0.20	0.20	0.62	0.74

(dollars in thousands)

	2011	2010	2009	2008	2007
PERFORMANCE RATIOS
Return on average assets(3)	0.64%	0.15%	-1.85%	0.59%	0.80%
Return on average common shareholders’ equity(4)	4.43%	1.01%	-12.63%	3.93%	5.16%
Return on average tangible common shareholders’ equity(5)	7.47%	1.76%	-26.91%	9.99%	13.05%
Efficiency ratio(6), (7)	65.58%	66.90%	95.34%	54.08%	60.62%
Average common shareholders’ equity to average assets	14.41%	14.68%	14.66%	15.04%	15.48%
Leverage ratio(8)	10.91%	10.56%	12.79%	12.38%	9.24%
Net interest margin (fully tax equivalent)(9)	4.19%	4.17%	4.09%	4.07%	4.24%
Non-interest revenue to total net revenue(10)	16.41%	16.13%	18.65%	26.95%	18.48%
Dividend payout ratio(11)	36.92%	133.33%	-8.47%	75.61%	70.48%

ASSET QUALITY
Non-covered, non-performing loans	$91,383	$145,248	$199,027	$133,366	$91,099
Non-covered, non-performing assets	125,558	178,039	223,593	161,264	98,042
Allowance for non-covered loan and lease losses	92,968	101,921	107,657	95,865	84,904
Net non-covered charge-offs	55,173	119,404	197,332	96,717	21,994
Non-covered, non-performing loans to non-covered loans and leases	1.55%	2.57%	3.32%	2.18%	1.50%
Non-covered, non-performing assets to total assets	1.09%	1.53%	2.38%	1.88%	1.18%
Allowance for non-covered loan and lease losses to total non-covered loans and leases	1.58%	1.80%	1.79%	1.56%	1.40%
Allowance for non-covered credit losses to non-covered loans and leases	1.59%	1.82%	1.81%	1.58%	1.42%
Net charge-offs to average non-covered loans and leases	0.96%	2.06%	3.23%	1.58%	0.38%

(1)	Excludes loans held for sale
(2)	Average common shareholders’ equity less average intangible assets (excluding MSR) divided by shares outstanding at the end of the year. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Results of Operations – Overview” for the reconciliation of non-GAAP financial measures, in Item 7 of this report.
(3)	Net earnings (loss) available to common shareholders divided by average assets.
(4)	Net earnings (loss) available to common shareholders divided by average common shareholders’ equity.
(5)	Net earnings (loss) available to common shareholders divided by average common shareholders’ equity less average intangible assets. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Results of Operations – Overview” for the reconciliation of non-GAAP financial measures, in Item 7 of this report.
(6)	Non-interest expense divided by the sum of net interest income (fully tax equivalent) and non-interest income.
(7)	The efficiency ratio calculation includes goodwill impairment charges of $112.0 million and $1.0 million in 2009 and 2008, respectively. Goodwill impairment losses are a non-cash expense that have no direct effect on the Company’s or the Bank’s liquidity or capital ratios.
(8)	Tier 1 capital divided by leverage assets. Leverage assets are defined as quarterly average total assets, net of goodwill, intangibles and certain other items as required by the Federal Reserve.
(9)	Net interest margin (fully tax equivalent) is calculated by dividing net interest income (fully tax equivalent) by average interest earnings assets.
(10)	Non-interest revenue divided by the sum of non-interest revenue and net interest income
(11)	Dividends declared per common share divided by basic earnings per common share.

Umpqua Holdings Corporation

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS AND RISK FACTORS

See the discussion of forward-looking statements and risk factors in Part I Item 1 and Item 1A of this report.

EXECUTIVE OVERVIEW

Significant items for the year ended December 31, 2011 were as follows:

Financial Performance

•

Net earnings per diluted common share was $0.65 in 2011, as compared to net earnings of $0.15 per diluted common share earned in 2010. The increase in net earnings per diluted common share is principally attributed to reduced provision for loan and lease losses. Operating earnings per diluted common share, defined as earnings available to common shareholders before gains or losses on junior subordinated debentures carried at fair value, net of tax, bargain purchase gains on acquisitions, net of tax, merger related expenses, net of tax, and goodwill impairment divided by the same diluted share total used in determining diluted earnings per common share, was $0.66 in 2011, as compared to operating earnings per diluted common share of $0.12 in 2010. Operating earnings per diluted common share is considered a “non-GAAP” financial measure. More information regarding this measurement and reconciliation to the comparable GAAP measurement is provided under the heading Results of Operations—Overview below.

•

Net interest margin, on a tax equivalent basis, increased to 4.19% in 2011 from 4.17% in 2010. The increase in net interest margin resulted from the increase in average covered loans and investment balances, increased covered loan yields, and declining costs of interest bearing deposits, partially offset by lower average non-covered loan balances, lower non-covered loan yields, and decreased investment yields. Excluding the impact of loan disposal gains and interest and fee reversals on non-accrual loans, our core net interest margin was 3.95% for 2011, as compared to core net interest margin of 3.92% for 2010. Core net interest margin is considered a “non-GAAP” financial measure. More information regarding this measurement and reconciliation to the comparable GAAP measurement is provided under the heading Results of Operations—Overview below.

•

Mortgage banking revenue was $26.6 million in 2011, compared to $21.2 million in 2010. Closed mortgage volume increased 27% in the current year to a record $994.5 million due to an increase in purchase and refinancing activity, resulting from historically low mortgage interest rates.

•

We recorded loss of $2.2 million in the income statement representing the change in fair value on our junior subordinated debentures measured at fair value in 2011, compared to gains of $5.0 million in 2010.

•

Total gross non-covered loans and leases increased to $5.9 billion as of December 31, 2011, an increase of $229.1 million, or 4.0%, as compared to December 31, 2010. This increase is principally attributable to net loan originations of $336.9 million during the year offset by charge-offs of $65.1 million, transfers to non-covered other real estate owned of $47.4 million, and sales of non-covered loans of $11.2 million.

•	Total deposits were $9.2 billion as of December 31, 2011, a decrease of $197.1 million, or 2.1%, as compared to December 31, 2010, resulting from the run-off of higher priced deposits.

•	Total consolidated assets were $11.6 billion as of December 31, 2011, compared to $11.7 billion as of December 31, 2010, representing a decrease of $105.4 million or 0.9%.

Credit Quality

•

Non-covered, non-performing assets decreased to $125.6 million, or 1.09% of total assets, as of December 31, 2011, compared to $178.0 million, or 1.53% of total assets as of December 31, 2010. Non-covered, non-performing loans decreased to $91.4 million, or 1.55% of non-covered total loans, as of

December 31, 2011, compared to $145.2 million, or 2.57% of total non-covered loans as of December 31, 2010. Non-covered, non-accrual loans have been written-down to their estimated net realizable values.

•

Net charge-offs were $55.2 million in 2011, or 0.96% of average non-covered loans and leases, as compared to net charge-offs of $119.4 million, or 2.06% of average non-covered loans and leases in 2010. The decrease in net charge-offs in the current year is consistent with the overall improving trends in credit quality indicators.

•

Provision for non-covered loan and lease losses in 2011 was $46.2 million as compared to $113.7 million in 2010. The decrease reflects continued improvement and stabilization of credit quality and the decline of non-performing loans outstanding.

Capital and Growth Initiatives

•

Total risk based capital ratio was 17.2% as of December 31, 2011, compared to 17.6% as of December 31, 2010, due to an increase in risk weighted assets primarily related to non-covered loans and $29.8 million of common stock repurchased.

•

Declared cash dividends of $0.05 per common share for the first and second quarters of the year and $0.07 per common share for the third and fourth quarters of 2011. In determining the amount of dividends to be paid, we consider capital preservation, expected asset growth, projected earnings and our overall dividend pay-out ratio.

•	Opened a new Commercial Banking Center in San Jose, California, and ten Community Banking stores in Portland, Oregon, Seattle, Washington, and northern California.

•	Launched our new Business Banking Division and expanded offerings from our Debt Capital Markets Group to provide additional products and services to our business and commercial customers.

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

The Bank may also maintain an unallocated allowance amount to provide for other credit losses inherent in a loan and lease portfolio that may not have been contemplated in the credit loss factors. This unallocated amount generally comprises less than 10% of the allowance, but may be maintained at higher levels during times of economic conditions characterized by falling real estate values. The unallocated amount is reviewed periodically based on trends in credit losses, the results of credit reviews and overall economic trends. As of December 31, 2011, the unallocated allowance amount represented 5% of the allowance.

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

Management believes that the ALLL was adequate as of December 31, 2011. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 80% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses.

Covered Loans and Indemnification Asset

Loans acquired in an FDIC-assisted acquisition that are subject to a loss-share agreement are referred to as “covered loans” and reported separately in our statements of financial condition. Acquired loans were aggregated into pools based on individually evaluated common risk characteristics and aggregate expected cash flows were estimated for each pool. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. The cash flows expected to be received over the life of the pool were estimated by management with the assistance of a third party valuation specialist. These cash flows were input into a FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”), compliant accounting loan system which calculates the carrying values of the pools and underlying loans, book yields, effective interest income and impairment, if any, based on actual and projected events. Default rates, loss severity, and prepayment speeds assumptions are periodically reassessed and updated within the accounting model to update our expectation of future cash flows. The excess of the cash flows expected to be collected over a pool’s carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the loan or pool using the effective yield method. The accretable yield may change due to changes in the timing and amounts of expected cash flows. Changes in the accretable yield are disclosed quarterly.

The Company has elected to account for amounts receivable under the loss-share agreement as an indemnification asset in accordance with FASB ASC 805, Business Combinations (“ASC 805”). The FDIC indemnification asset is initially recorded at fair value, based on the discounted value of expected future cash flows under the loss-share agreement. The difference between the carrying value and the undiscounted cash flows the Company expects to collect from the FDIC will be accreted or amortized into non-interest income over the life of the FDIC indemnification asset, which is maintained at the loan pool level.

Mortgage Servicing Rights

In accordance with FASB ASC 860, Transfers and Servicing (“ASC 860”). the Company determines its classes of servicing assets based on the asset type being serviced along with the methods used to manage the risk inherent in the servicing assets, which includes the market inputs used to value the servicing assets. The Company elected to measure its residential mortgage servicing assets at fair value and to report changes in fair value through earnings. Fair value adjustments encompass market-driven valuation changes and the runoff in value that occurs from the passage of time, which are separately reported. Under the fair value method, the MSR is carried in the balance sheet at fair value and the changes in fair value are reported in earnings under the caption mortgage banking revenue in the period in which the change occurs.

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

Valuation of Goodwill and Intangible Assets

At December 31, 2011, we had $677.2 million in goodwill and other intangible assets as a result of business combinations. Goodwill and other intangible assets with indefinite lives are not amortized but instead are periodically tested for impairment. Management performs an impairment analysis for the intangible assets with indefinite lives on an annual basis as of December 31. Additionally, goodwill and other intangible assets with indefinite lives are evaluated on an interim basis when events or circumstance indicate impairment potentially exists.

The Company performed a goodwill impairment analysis of the Community Banking reporting segment as of June 30, 2009, due to a decline in the Company’s market capitalization below the book value of equity and continued weakness in the banking industry. The Company engaged an independent valuation consultant to assist us in determining whether our goodwill asset was impaired. The valuation of the reporting unit was determined using discounted cash flows of forecasted earnings, estimated sales price multiples based on recent observable market transactions and market capitalization based on current stock price. The results of the Company’s and valuation specialist’s step one test indicated that the reporting unit’s fair value was less than its carrying value, and therefore the Company performed a step two analysis. In the step two analysis, we calculated the fair value for the reporting unit’s assets and liabilities, as well as its unrecognized identifiable intangible assets, such as the core deposit intangible and trade name, in order to determine the implied fair value of goodwill. Fair value adjustments to items on the balance sheet primarily related to investment securities held to maturity, loans, other real estate owned, Visa Class B common stock, deferred taxes, deposits, term debt, and junior subordinated debentures. Based on the

Umpqua Holdings Corporation

results of the step two analysis, the Company determined that the implied fair value of the goodwill was greater than its carrying amount on the Company’s balance sheet, and as a result, recognized a goodwill impairment loss of $112.0 million. This write-down of goodwill is a non-cash charge that did not affect the Company’s or the Bank’s liquidity or operations. In addition, because goodwill is excluded in the calculation of regulatory capital, the Company’s “well-capitalized” capital ratios were not affected by this charge.

The Company performed its annual goodwill impairment analysis of the Community Banking reporting segment as of December 31, 2011. In the first step of the goodwill impairment test the Company determined that the fair value of the Community Banking reporting unit exceeded its carrying amount. This determination is consistent with the events occurring after the Company recognized the $112.0 million impairment of goodwill in the second quarter of 2009. First, the market capitalization and estimated fair value of the Company increased significantly subsequent to the recognition of the impairment charge as the fair value of the Company’s stock increased 60% from June 30, 2009 to December 31, 2011. Secondly, the Company’s successful public common stock offerings in the third quarter of 2009 and first quarter of 2010 diluted the carrying value of the reporting unit’s book equity on a per share basis. The impairment analysis requires management to make subjective judgments. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures, technology, changes in discount rates and specific industry and market conditions. There can be no assurance that changes in circumstances, estimates or assumption will not result in additional impairment of all, or some portion of, goodwill. Additional information is included in Note 9 of the Notes to Consolidated Financial Statements.

Stock-based Compensation

Consistent with the provisions of FASB ASC 718, Stock Compensation (“ASC 718”), we recognize expense for the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). The requisite service period may be subject to performance conditions. The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. Management assumptions utilized at the time of grant impact the fair value of the option calculated under the Black-Scholes methodology, and ultimately, the expense that will be recognized over the life of the option. Additional information is included in Note 1 of the Notes to Consolidated Financial Statements.

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

In April 2011, the FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements. The Update amends existing guidance to remove from the assessment of effective control, the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and, as well, the collateral maintenance implementation guidance related to that criterion. ASU No. 2011-03 is effective for the Company’s reporting period beginning on or after December 15, 2011. The guidance applies prospectively to transactions or modification of existing transactions that occur on or after the effective date and early adoption is not permitted. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The Update amends current guidance to allow a company the option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions do not change the items that must be reported in other comprehensive income or when an item of other comprehensive must to reclassified to net income. The amendments do not change the option for a company to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense (benefit) related to the total of other comprehensive income items. The amendments do not affect how earnings per share is calculated or presented. The provisions of ASU No. 2011-05 are effective for the Company’s reporting period beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted and there are no required transition disclosures. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The ASU defers indefinitely the requirement to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income. The Company is currently in the process of evaluating the Updates but does not expect either will have a material impact on the Company’s consolidated financial statements.

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

Umpqua Holdings Corporation

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The update requires an entity to offset, and present as a single net amount, a recognized eligible asset and a recognized eligible liability when it has an unconditional and legally enforceable right of setoff and intends either to settle the asset and liability on a net basis or to realize the asset and settle the liability simultaneously. The ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013. The Company is currently in the process of evaluating the ASU but does not expect it will have a material impact on the Company’s consolidated financial statements.

RESULTS OF OPERATIONS—OVERVIEW

For the year ended December 31, 2011, net earnings available to common shareholders was $74.1 million, or $0.65 per diluted common share, as compared to net earnings available to common shareholders of $16.1 million, or $0.15 per diluted common share for the year ended December 31, 2010. The increase in net earnings available to common shareholders in 2011 is principally attributable to increased net interest income, increased non-interest income, and decreased provision for loan losses, partially offset by increased non-interest expense.

For the year ended December 31, 2010, net earnings available to common shareholders was $16.1 million, or $0.15 per diluted common share, as compared to net loss available to common shareholders of $166.3 million, or $2.36 per diluted common share for the year ended December 31, 2009. The increase in net earnings available to common shareholders in 2010, as compared to 2009, is principally attributable to increased net interest income, increased non-interest income, decreased provision for loan losses, and decreased non-interest expense. Non-interest income for 2010 includes a bargain purchase gain on acquisition of $6.4 million relating to the acquisition of Evergreen. We assumed certain assets and liabilities of Evergreen, Rainier, and Nevada Security on January 22, 2010, February 26, 2010, and June 18, 2010, respectively, and the results of the acquired operations are included in our financial results starting on January 23, 2010, February 27, 2010, and June 19, 2010, respectively.

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

The following table presents a reconciliation of operating earnings (loss) and operating earnings (loss) per diluted share to net earnings (loss) and net earnings (loss) per diluted common share for years ended December 31, 2011, 2010 and 2009:

Reconciliation of Operating Earnings (Loss) to Net (Loss) Earnings Available to Common Shareholders

Years Ended December 31,

(in thousands, except per share data)

	2011	2010	2009
Net earnings (loss) available to common shareholders	$74,140	$16,067	$(166,262)
Net loss (gain) on junior subordinated debentures carried at fair value, net of tax (1)	1,318	(2,988)	(3,889)
Bargain purchase gain on acquisitions, net of tax(1)	—	(3,862)	—
Goodwill impairment	—	—	111,952
Merger-related expenses, net of tax(1)	216	4,005	164

Operating earnings (loss)	$75,674	$13,222	$(58,035)

Per diluted common share:
Net earnings (loss) available to common shareholders	$0.65	$0.15	$(2.36)
Net loss (gain) on junior subordinated debentures carried at fair value, net of tax	0.01	(0.03)	(0.06)
Bargain purchase gain on acquisitions, net of tax	—	(0.04)	—
Goodwill impairment	—	—	1.59
Merger-related expenses, net of tax	—	0.04	0.01

Operating earnings (loss)	$0.66	$0.12	$(0.82)

(1)	Adjusted for income tax effect of pro forma operating earnings at 40%.

Management believes core net interest income and core net interest margin are useful financial measures because they enable investors to evaluate the underlying growth or compression in these values excluding interest income adjustments related to credit quality. Management uses these measures to evaluate core net interest income operating results exclusive of credit costs, in order to monitor our effectiveness in growing higher interest yielding assets and managing our cost of interest bearing liabilities over time. Core net interest income is calculated as net interest income, adjusting tax exempt interest income to its taxable equivalent, adding back interest and fee reversals related to new non-accrual loans during the period, and deducting the interest income gains recognized from loan disposition activities within covered loan pools. Core net interest margin is calculated by dividing annualized core net interest income by a period’s average interest earning assets. Core net interest income and core net interest margin are considered “non-GAAP” financial measures. Although we believe the presentation of non-GAAP financial measures provides a better indication of our operating performance, readers of this report are urged to review the GAAP results as presented in the Financial Statements and Supplementary Data in Item 8 below.

Umpqua Holdings Corporation

The following table presents a reconciliation of net interest income to core net interest income and net interest margin to core net interest margin for years ended December 31, 2011, 2010 and 2009:

Reconciliation of Net Interest Income to Core Net Interest Income and Net Interest Margin to Net Core Interest Margin

Years Ended December 31,

(dollars in thousands)

	2011	2010	2009
Net interest income—tax equivalent basis(1)	$432,748	$399,054	$324,436
Adjustments:
Interest and fee reversals on non-accrual loans	1,751	3,259	4,432
Covered loan disposal gains	(26,327)	(26,945)	—

Core net interest income—tax equivalent basis(1)	$408,172	$375,368	$328,868

Average interest earning assets	$10,332,242	$9,567,341	$7,925,014
Net interest margin—consolidated(1)	4.19%	4.17%	4.09%
Core net interest margin—consolidated(1)	3.95%	3.92%	4.15%

(1)	Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $4.3 million, $4.3 million, and $3.7 million for the years ended 2011, 2010 and 2009, respectively.

The following table presents the returns on average assets, average common shareholders’ equity and average tangible common shareholders’ equity for the years ended December 31, 2011, 2010 and 2009. For each of the years presented, the table includes the calculated ratios based on reported net earnings (loss) available to common shareholders and operating earnings (loss) as shown in the table above. Our return on average common shareholders’ equity is negatively impacted as a result of capital required to support goodwill. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger-related intangible assets, we believe it beneficial to also consider the return on average common tangible shareholders’ equity. The return on average common tangible shareholders’ equity is calculated by dividing net earnings (loss) available to common shareholders by average common shareholders’ common equity less average goodwill and intangible assets, net (excluding MSRs). The return on average tangible common shareholders’ equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders’ equity.

Returns on Average Assets, Common Shareholders’ Equity and Tangible Common Shareholders’ Equity

For the Years Ended December 31,

(dollars in thousands)

	2011	2010	2009
RETURNS ON AVERAGE ASSETS:
Net earnings (loss) available to common shareholders	0.64%	0.15%	-1.85%
Operating earnings (loss)	0.65%	0.12%	-0.65%

RETURNS ON AVERAGE COMMON SHAREHOLDERS’ EQUITY:
Net earnings (loss) available to common shareholders	4.43%	1.01%	-12.63%
Operating earnings (loss)	4.53%	0.83%	-4.41%

RETURNS ON AVERAGE TANGIBLE COMMON SHAREHOLDERS’ EQUITY:
Net earnings (loss) available to common shareholders	7.47%	1.76%	-26.91%
Operating earnings (loss)	7.63%	1.45%	-9.39%

CALCULATION OF AVERAGE TANGIBLE COMMON SHAREHOLDERS’ EQUITY:
Average common shareholders’ equity	$1,671,893	$1,589,393	$1,315,953
Less: average goodwill and other intangible assets, net	(679,588)	(674,597)	(698,223)

Average tangible common shareholders’ equity	$992,305	$914,796	$617,730

Additionally, management believes tangible common equity and the tangible common equity ratio are meaningful measures of capital adequacy. Umpqua believes the exclusion of certain intangible assets in the computation of tangible common equity and tangible common equity ratio provides a meaningful base for period-to-period and company-to-company comparisons, which management believes will assist investors in analyzing the operating results and capital of the Company. Tangible common equity is calculated as total shareholders’ equity less goodwill and other intangible assets, net (excluding MSRs). In addition, tangible assets are total assets less goodwill and other intangible assets, net (excluding MSRs). The tangible common equity ratio is calculated as tangible common shareholders’ equity divided by tangible assets. The tangible common equity and tangible common equity ratio is considered a non-GAAP financial measure and should be viewed in conjunction with the total shareholders’ equity and the total shareholders’ equity ratio.

The following table provides a reconciliation of ending shareholders’ equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of December 31, 2011 and December 31, 2010:

Reconciliations of Total Shareholders’ Equity to Tangible Common Shareholders’ Equity and Total Assets to Tangible Assets

(dollars in thousands)

	2011	2010
Total shareholders’ equity	$1,672,413	$1,642,574
Subtract:
Goodwill and other intangible assets, net	677,224	681,969

Tangible common shareholders’ equity	$995,189	$960,605

Total assets	$11,563,355	$11,668,710
Subtract:

Goodwill and other intangible assets, net	677,224	681,969

Tangible assets	$10,886,131	$10,986,741

Tangible common equity ratio	9.14%	8.74%

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although we believe these non-GAAP financial measure are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

NET INTEREST INCOME

Net interest income is the largest source of our operating income. Net interest income for 2011 was $428.5 million, an increase of $33.7 million, or 9% over 2010. Net interest income for 2010 was $394.8 million, an increase of $74.1 million, or 23% over 2009. The negative impact to net interest income of the reversal of interest income and fees on loans during the year was $1.7 million in 2011 and $3.3 million and $4.4 million in 2010 and 2009, respectively. The increase in net interest income in 2011 as compared to 2010 is attributable to growth in outstanding average interest-earning assets, primarily average covered loans and average investment securities, increased covered loan yields, decreased cost of deposits and investing excess interest earning cash into the investment portfolio, partially offset by a decline in average non-covered loans outstanding, lower non-covered loan yields, lower investment yields, and increased average interest bearing deposit balances.

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

Umpqua Holdings Corporation

The net interest margin (net interest income as a percentage of average interest earnings assets) on a fully tax-equivalent basis was 4.19% for 2011, an increase of 2 basis points as compared to the same period in 2010. The increase in net interest margin primarily resulted from an increase in average covered loans and investment balances, a decrease in interest bearing cash, and a decrease in our interest expense to earning assets of 27 basis points due to declining costs of interest bearing deposits, partially offset by a decrease in average non-covered loan balances, and decline in investment yields.

Loan disposal related activities within the covered loan portfolio, either through loans being paid off in full or transferred to other real estate owned (“OREO”), result in gains within covered loan interest income to the extent assets received in satisfaction of debt (such as cash or the net realizable value of OREO received) exceeds the allocated carrying value of the loan disposed of from the pool. Loan disposal activities contributed $26.3 million of interest income for 2011, compared to $26.9 million of loan disposal gains recognized during 2010. While dispositions of covered loans positively impact net interest margin, we recognize a corresponding decrease to the change in FDIC indemnification asset at the incremental loss-sharing rate within other non-interest income.

The net interest margin on a fully tax-equivalent basis was 4.17% for 2010, an increase of 8 basis points as compared to the same period in 2009. The increase in net interest margin primarily resulted from an increase in average covered loans outstanding, increased yield on the covered loan portfolio as a result of payoffs ahead of expectations, and a decrease in our interest expense to earning assets of 32 basis points due to declining costs of interest bearing deposits, partially offset by the interest reversals of new non-accrual loans (contributing to a 4 basis point decline), a decline in non-covered loans outstanding, and the impact of holding much higher levels of interest bearing cash with the Federal Reserve Bank (at 25 basis points). The increase in net interest margin related to covered loan yields was offset by a corresponding decrease to the change in FDIC indemnification asset in other non-interest income.

Our net interest income is affected by changes in the amount and mix of interest earnings assets and interest bearing liabilities, as well as changes in the yields earned on interest earnings assets and rates paid on deposits and borrowed funds. The following table presents condensed average balance sheet information, together with interest income and yields on average interest earnings assets, and interest expense and rates paid on average interest bearing liabilities for the years ended December 31, 2011, 2010 and 2009:

Average Rates and Balances

(dollars in thousands)

	2011			2010			2009
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST EARNING ASSETS:
Non-covered loans and leases(1)	$5,794,106	$319,702	5.52%	$5,828,637	$336,320	5.77%	$6,145,927	$355,195	5.78%
Covered loans and leases	707,026	86,011	12.17%	681,569	73,812	10.83%	—	—	NA
Taxable securities	2,968,501	85,797	2.89%	1,946,222	67,402	3.46%	1,386,960	60,217	4.34%
Non-taxable securities(2)	224,085	12,949	5.78%	227,589	13,109	5.76%	198,641	11,522	5.80%
Temporary investments and interest bearing deposits	638,524	1,590	0.25%	883,324	2,223	0.25%	193,486	526	0.27%

Total interest earning assets	10,332,242	506,049	4.90%	9,567,341	492,866	5.15%	7,925,014	427,460	5.39%
Allowance for non-covered loan and lease losses	(96,748)			(102,016)			(96,916)
Other assets	1,364,941			1,365,161			1,147,080

Total assets	$11,600,435			$10,830,486			$8,975,178

INTEREST BEARING LIABILITIES:
Interest bearing checking and savings accounts	$4,765,091	$20,647	0.43%	$4,203,109	$31,632	0.75%	$3,333,088	$32,341	0.97%
Time deposits	2,754,533	35,096	1.27%	2,875,706	44,609	1.55%	2,358,697	56,401	2.39%
Securities sold under agreements to repurchase and federal funds purchased	113,129	539	0.48%	54,696	517	0.95%	60,722	680	1.12%
Term debt	257,496	9,255	3.59%	261,170	9,229	3.53%	129,814	4,576	3.53%
Junior subordinated debentures	184,115	7,764	4.22%	184,134	7,825	4.25%	190,491	9,026	4.74%

Total interest bearing liabilities	8,074,364	73,301	0.91%	7,578,815	93,812	1.24%	6,072,812	103,024	1.70%
Noninterest bearing deposits	1,782,354			1,529,165			1,318,954
Other liabilities	71,824			64,962			64,293

Total liabilities	9,928,542			9,172,942			7,456,059
Preferred equity	—			68,151			203,166
Common equity	1,671,893			1,589,393			1,315,953

Total shareholders’ equity	1,671,893			1,657,544			1,519,119

Total liabilities and shareholders’ equity	$11,600,435			$10,830,486			$8,975,178

NET INTEREST INCOME(2)		$432,748			$399,054			$324,436

NET INTEREST SPREAD			3.99%			3.91%			3.69%
AVERAGE YIELD ON EARNING ASSETS(1), (2)			4.90%			5.15%			5.39%
INTEREST EXPENSE TO EARNING ASSETS			0.71%			0.98%			1.30%

NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN(1), (2)			4.19%			4.17%			4.09%

Umpqua Holdings Corporation

(1)	Non-covered, non-accrual loans and loans held for sale are included in the average balance.
(2)	Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $4.3 million, $4.3 million, and $3.7 million for the years ended 2011, 2010 and 2009, respectively.

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for 2011 compared to 2010 and 2010 compared to 2009. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Rate/Volume Analysis

(in thousands)

	2011 COMPARED TO 2010			2010 COMPARED TO 2009
	INCREASE (DECREASE) IN INTEREST INCOME AND EXPENSE DUE TO CHANGES IN			INCREASE (DECREASE) IN INTEREST INCOME AND EXPENSE DUE TO CHANGES IN

	VOLUME	RATE	TOTAL	VOLUME	RATE	TOTAL
INTEREST EARNING ASSETS:
Non-covered loans and leases	$(1,983)	$(14,635)	$(16,618)	$(18,309)	$(566)	$(18,875)
Covered loans and leases	2,836	9,363	12,199	73,812	—	73,812
Taxable securities	30,950	(12,555)	18,395	21,009	(13,824)	7,185
Non-taxable securities(1)	(203)	43	(160)	1,668	(81)	1,587
Temporary investments and interest bearing deposits	(610)	(23)	(633)	1,739	(42)	1,697

Total(1)	30,990	(17,807)	13,183	79,919	(14,513)	65,406
INTEREST BEARING LIABILITIES:
Interest bearing checking and savings accounts	3,799	(14,784)	(10,985)	7,424	(8,133)	(709)
Time deposits	(1,816)	(7,697)	(9,513)	10,694	(22,486)	(11,792)
Securities sold under agreements to repurchase and federal funds purchased	365	(343)	22	(64)	(99)	(163)
Term debt	(131)	157	26	4,642	11	4,653
Junior subordinated debentures	(1)	(60)	(61)	(293)	(908)	(1,201)

Total	2,216	(22,727)	(20,511)	22,403	(31,615)	(9,212)

Net increase in net interest income(1)	$28,774	$4,920	$33,694	$57,516	$17,102	$74,618

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

PROVISION FOR LOAN AND LEASE LOSSES

The provision for non-covered loan and lease losses was $46.2 million for 2011, compared to $113.7 million for 2010 and $209.1 million for 2009. As a percentage of average outstanding loans, the provision for loan losses recorded for 2011 was 0.81%, a decrease of 116 basis points from 2010 and a decrease of 262 basis points from 2009, respectively.

The decrease in the provision for loan and lease losses in 2011 as compared to 2010 and 2010 compared to 2009 is principally attributable to the declining levels of non-performing loans and the decreases in net charge-offs during the periods. The decrease in the provision for loan and lease losses is also attributable to a reduction in downgrades within the portfolio, an easing in the velocity of declining real estate values in our markets and the resulting impact on our commercial real estate and commercial construction portfolio and reflects continued improvement and stabilization of credit quality.

The Company recognizes the charge-off of impairment reserves on impaired loans in the period they arise for collateral dependent loans. Therefore, the non-covered, non-accrual loans of $80.6 million as of December 31, 2011 have already been written-down to their estimated fair value, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices. Depending on the characteristics of a loan, the fair value of collateral is estimated by obtaining external appraisals.

The provision for non-covered loan and lease losses is based on management’s evaluation of inherent risks in the loan portfolio and a corresponding analysis of the allowance for loan and lease losses. Additional discussion on loan quality and the allowance for loan and lease losses is provided under the heading Asset Quality and Non-Performing Assets below.

The provision for covered loan and lease losses for the year ended December 31, 2011 was $16.1 million, compared to $5.2 million for 2010. Provisions for covered loan and leases are recognized subsequent to acquisition to the extent it is probable we will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition, considering both the timing and amount of those expected cash flows. Provisions may be required when determined losses of unpaid principal incurred exceed previous loss expectations to-date, or future cash flows previously expected to be collectible are no longer probable of collection. Provisions for covered loan and lease losses, including amounts advanced subsequent to acquisition, are not reflected in the allowance for non-covered loan and lease losses, rather as a valuation allowance netted against the carrying value of the covered loan and lease balance accounted for under ASC 310-30, in accordance with the guidance.

NON-INTEREST INCOME

Non-interest income in 2011 was $84.1 million, an increase of $8.2 million, or 11%, compared to 2010. Non-interest income in 2010 was $75.9 million, an increase of $2.4 million, or 3%, compared to 2009. The following table presents the key components of non-interest income for years ended December 31, 2011, 2010 and 2009:

Non-Interest Income

Years Ended December 31,

(dollars in thousands)

	2011 compared to 2010				2010 compared to 2009
	2011	2010	Change Amount	Change Percent	2010	2009	Change Amount	Change Percent
Service charges on deposit accounts	$33,096	$34,874	$(1,778)	-5%	$34,874	$32,957	$1,917	6%
Brokerage commissions and fees	12,787	11,661	1,126	10%	11,661	7,597	4,064	53%
Mortgage banking revenue, net	26,550	21,214	5,336	25%	21,214	18,688	2,526	14%
Gain (loss) on investment securities, net	7,376	1,912	5,464	286%	1,912	(1,677)	3,589	-214%
(Loss) gain on junior subordinated debentures carried at fair value	(2,197)	4,980	(7,177)	-144%	4,980	6,482	(1,502)	-23%
Bargain purchase gain on acquisition	—	6,437	(6,437)	-100%	6,437	—	6,437	100%
Change in FDIC indemnification asset	(6,168)	(16,445)	10,277	-62%	(16,445)	—	(16,445)	100%
Other income	12,674	11,271	1,403	12%	11,271	9,469	1,802	19%

Total	$84,118	$75,904	$8,214	11%	$75,904	$73,516	$2,388	3%

The decrease in deposit service charges in 2011 compared to 2010 is principally attributable to reductions in non-sufficient funds and overdraft fee income from regulatory reform changes, which took place in the third quarter of 2010, offset by increases in ATM income and increased other deposit account service charges. The increase in deposit service charges in 2010 compared to 2009 is principally attributable to increased non-sufficient funds and overdraft fee income due to higher average overdraft balances and due to increased deposit service charges related to the deposits acquired in the Rainier, Evergreen and Nevada Security acquisitions, offset by reductions in non-sufficient funds and overdraft fee income from regulatory reform changes, which took place in the third quarter of 2010.

Umpqua Holdings Corporation

Brokerage commissions and fees in 2011 increased 10%, primarily due to the increase in managed account fees at Umpqua Investments. In 2011, assets under management at Umpqua Investments, a part of the Wealth Management segment, increased to $2.09 billion as compared to $2.06 billion at December 31, 2010. Brokerage commissions and fees in 2010 increased 53% as compared to 2009 as a result of the increase in assets under management due to the new leadership’s ability to recruit new brokers in 2009.

Mortgage banking revenue in 2011 increased due to an increase in purchase and refinancing activity, compared to 2010. Closed mortgage volume for 2011 was $994.5 million, representing a 27% increase over 2010 production. Closed mortgage volume for 2010 was $785.4 million, representing a 4% increase over 2009 production. The continuing low mortgage interest rate environment has led to elevated levels of refinance activity, contributing to a $3.0 million decline in fair value on the mortgage servicing right (“MSR”) asset in 2011, compared to a $3.9 million decline in fair value recognized in 2010. As of December 31, 2011, the Company serviced $2.0 billion of mortgage loans for others, and the related mortgage servicing right asset is valued at $18.2 million, or 0.90% of the total serviced portfolio principal balance.

The net gain on investment securities recognized in 2011 represents the realized gain on sale of investment securities of $7.7 million offset by an other-than-temporary impairment (“OTTI”) charge of $359,000. During the year, the Company sold longer duration investment securities in order to reduce the price risk of the securities portfolio and hedge the potential future adverse effects of rising interest rates on accumulated other comprehensive income if interest rates were to significantly increase in future periods. The net gain on investment securities recognized in 2010 represents the realized gain on sale of investment securities of $2.3 million offset by an OTTI charge of $414,000. The net gain on investment securities recognized in 2009 represents an OTTI charge of $10.6 million, partially offset by the realized gain on sale of investment securities of $8.9 million. The OTTI charge recognized in earnings for all periods primarily related to held to maturity non-agency collateralized mortgage obligations, and the amount recognized in earnings represents our estimate of the credit loss component of the total impairments. Additional discussion on the OTTI charges and gain on sale of investment securities are provided in Note 4 of the Notes to Consolidated Financial Statements and under the heading Investment Securities.

A loss of $2.2 million recognized in 2011 as compared to a gain of $5.0 million in 2010 represents the change of fair value on the junior subordinated debentures recorded at fair value. Absent future changes to the significant inputs utilized in the discounted cash flow model used to measure the fair value of these instruments, the cumulative discount for each junior subordinated debenture will reverse over time, ultimately returning the carrying values of these instruments to their notional value at their expected redemption dates. This will result in recognizing losses on junior subordinated debentures carried at fair value on a quarterly basis within non-interest income. The decrease in the gain recognized from 2010 to the loss recognized in 2011 and the decrease in the gain recognized from 2009 to 2010 primarily resulted from the widening of the credit risk adjusted spread over the contractual rate of each junior subordinated debenture measured at fair value. Additional information on the junior subordinated debentures carried at fair value is included in Note 18 of the Notes to Consolidated Financial Statements and under the heading Junior Subordinated Debentures.

A bargain purchase gain of $6.4 million recognized in 2010 represents the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed in the Evergreen acquisition. Additional information on the bargain purchase gain is included in Note 2 of the Notes to Consolidated Financial Statements and under the heading Business Combinations.

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

Other income increased in 2011 over 2010 by $1.4 million, primarily attributable to the initiation of an interest rate swap program with commercial banking customers to facilitate their risk management strategies, offset by various non-recurring sundry recoveries recognized in 2010. Other income increased in 2010 over 2009 by $1.8 million, primarily attributable to various non-recurring sundry recoveries.

NON-INTEREST EXPENSE

Non-interest expense for 2011 was $339.0 million, an increase of $21.2 million or 7% compared to 2010. Non-interest expense for 2010 was $317.7 million, a decrease of $61.7 million or 16% compared to 2009. The following table presents the key elements of non-interest expense for the years ended December 31, 2011, 2010 and 2009.

Non-Interest Expense

Years Ended December 31,

(dollars in thousands)

	2011 compared to 2010				2010 compared to 2009
	2011	2010	Change Amount	Change Percent	2010	2009	Change Amount	Change Percent
Salaries and employee benefits	$179,480	$162,875	$16,605	10%	$162,875	$126,850	$36,025	28%
Net occupancy and equipment	51,284	45,940	5,344	12%	45,940	39,673	6,267	16%
Communications	11,214	10,464	750	7%	10,464	7,671	2,793	36%
Marketing	6,138	6,225	(87)	-1%	6,225	4,529	1,696	37%
Services	24,170	22,576	1,594	7%	22,576	21,918	658	3%
Supplies	2,824	3,998	(1,174)	-29%	3,998	3,257	741	23%
FDIC assessments	10,768	15,095	(4,327)	-29%	15,095	15,825	(730)	-5%
Net loss on non-covered other real estate owned	10,690	8,097	2,593	32%	8,097	23,204	(15,107)	-65%
Net loss (gain) on covered other real estate owned	7,481	(2,172)	9,653	-444%	(2,172)	—	(2,172)	NM
Intangible amortization and impairment	4,948	5,389	(441)	-8%	5,389	6,165	(776)	-13%
Goodwill impairment	—	—	—	—	—	111,952	(111,952)	NM
Merger related expenses	360	6,675	(6,315)	NM	6,675	273	6,402	NM
Other expenses	29,614	32,576	(2,962)	-9%	32,576	18,086	14,490	80%

Total	$338,971	$317,738	$21,233	7%	$317,738	$379,403	$(61,665)	-16%

NM – Not meaningful

Management believes there are several categories of non-interest expense which are outside of the control of the Company or depend on changes in market values, including FDIC deposit insurance assessments, gain or loss on other real estate owned, as well as infrequently occurring expenses such as merger related costs and goodwill impairments. Excluding the impact of these non-controllable, valuation related or infrequently occurring items, non-interest expense increased $19.6 million, or 7%, in 2011 over 2010. The increase primarily relates to increased salary and benefits expense related to mortgage and commercial banking loan production and the phase in costs related to ten new stores opened in the second half of 2011. Excluding the impact of these non-controllable or infrequently occurring items, non-interest expense increased $61.9 million, or 27%, in 2010 over 2009, in line with the 24% growth in assets in 2010 and reflecting the additional costs of acquired institutions during that year.

Of the $16.6 million increase in total salaries and employee benefits expense in 2011 compared to 2010, approximately $8.4 million of the increase is due to mortgage and commercial banking production in the current year. The remainder primarily results from the increase in by 70 full-time equivalent employees throughout the Company to support growth initiatives. Of the $36.0 million increase in total salaries and employee benefits expense in 2010 compared to 2009, approximately $13.8 million of the increase is the result of the FDIC-assisted acquisition of Rainier, Evergreen, and Nevada Security, respectively, $1.2 million is the result of variable mortgage compensation based on increased volume and revenue, $724,000 is a result of reduced loan origination activity related to lower customer demand, resulting in a reduced offset to compensation expense for deferred loan costs. The remainder primarily results from the increase in employees (not through acquisition) by 108 in full-time equivalents in 2010.

Umpqua Holdings Corporation

Net occupancy and equipment expense continues to increase primarily as a result of the growth in the number of our Company’s locations. The growth in 2011 is the result of the cost of the addition of ten de novo Community Banking locations, one Mortgage Office and an administrative facility in Hillsboro, Oregon. The growth in 2010 is the result of the cost of operating new locations through the FDIC-assisted acquisition of Rainier, Evergreen and Nevada Security, respectively, the addition of five de novo Community Banking locations, in Portland, Oregon, Seattle, Washington, and Santa Rosa, California, the opening of one new Commercial Banking Center in Walnut Creek, California and two Mortgage Offices in Tigard, Oregon, and Longview, Washington. Additionally, in 2010, we remodeled 48 stores, including locations acquired.

Communications costs increased in 2011 compared to 2010 primarily due to increased data processing cost as a result of the Company’s continued growth and expansion. Marketing and supplies expenses decreased as compared to 2010 due to cost containment efforts and a reduced spend associated with FDIC assumptions and expansion into new markets in 2010. Services expense increased as compared to 2010 primarily due to increased legal and professional fees. Communications, marketing and supplies fluctuated in 2010 as compared to 2009 as a result of normal operations and the FDIC assumptions.

The decrease in FDIC assessments in 2011 as compared to 2010 resulted from the adoption by the FDIC of a final rule which changed the assessment rate and the assessment base (from a domestic deposit base to a scorecard based assessment system for banks with more than $10 billion in assets), effective in the second quarter of 2011. The decrease in FDIC assessments in 2010 as compared to 2009 resulted from the one-time $4.0 million special assessment incurred in the second quarter of 2009, partially offset by the industry wide increase in the assessment rate, organic deposit growth, and deposit growth resulting from the FDIC-assisted acquisitions. Additional discussion on FDIC insurance assessments is provided in Item 1 Business above, under the heading Federal Deposit Insurance.

The economic downturn and depressed real estate values continued to detrimentally affect our loan portfolio and has led to a continued elevated level of foreclosures on related properties and movement of the properties into other real estate owned (“OREO”). In 2011, declines in the market values of these properties after foreclosure have resulted in additional losses on the sale of the properties or by valuation adjustments. As a result, during 2011, the Company recognized losses on sale of non-covered OREO of $1.7 million and non-covered valuation adjustments of $8.9 million and net gains on sale of covered OREO properties of $1.2 million and valuation adjustments of covered OREO properties of $8.7 million. During 2010, the Company recognized losses on sale of non-covered OREO of $4.0 million and non-covered valuation adjustments of $4.1 million and net gains on sale of covered OREO properties of $4.1 million and valuation adjustments of covered OREO properties of $1.9 million. During 2009, the Company recognized losses on sale of non-covered OREO of $11.0 million and non-covered valuation adjustments of $12.2 million. Gains on sale of covered OREO represents proceeds received in excess of their estimated acquisition date fair values. As the estimated credit losses realized on these properties were less than originally anticipated at acquisition date, there is a corresponding decrease in non-interest income within the Change in FDIC indemnification asset line item representing the reduction of anticipated covered credit losses. Additional discussion regarding our procedures to determine and recognize valuation adjustments on other real estate owned is provided under the heading Asset Quality and Non-Performing Assets below.

The decrease in intangible amortization in 2011 as compared to 2010 results primarily from the run-off of intangible assets from prior years completing their scheduled amortization. The decrease in intangible amortization in 2010 as compared to 2009 results primarily from an $804,000 impairment recognized in the fourth quarter of 2009 related to the merchant servicing portfolio obtained through a prior acquisition, partially offset by the run-off of intangible assets in 2009 that were amortized on an accelerated basis.

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

We incur significant expenses in connection with the completion and integration of bank acquisitions that are not capitalizable. Classification of expenses as merger-related is done in accordance with the provisions of a Board-approved policy. The following table presents the merger-related expenses by major category for the year ended December 31, 2011, 2010 and 2009. The merger-related expenses incurred in 2010 and 2011 relate to the FDIC-assisted acquisitions of Evergreen, Rainier, and Nevada Security. The merger-related expenses incurred in 2009 relate to the FDIC-assisted purchase and assumption of certain assets and liabilities of the Bank of Clark County. We do not expect to incur any additional significant merger-related expenses in connection with the Evergreen, Rainier, Nevada Security, Bank of Clark County or any other previous acquisition.

Merger-Related Expense

Years Ended December 31,

(in thousands)

	2011	2010	2009
Professional fees	$173	$2,984	$143
Compensation and relocation	—	962	39
Communications	—	330	61
Premises and equipment	82	630	2
Travel	11	710	—
Other	94	1,059	28

Total	$360	$6,675	$273

Other non-interest expense decreased in 2011 over 2010 primarily as a result of non-recurring settlement costs recognized in 2010 partially offset by increased expenses related to problem covered and non-covered loans and covered and non-covered other real estate owned as well as various other growth initiatives underway. Other non-interest expense increased in 2010 over 2009 primarily as a result of expenses related to problem covered and non-covered loans and covered and non-covered other real estate owned as well as various other growth initiatives underway.

INCOME TAXES

Our consolidated effective tax rate as a percentage of pre-tax income for 2011 was 33.0%, compared to 17.0% for 2010 and 21.0% for 2009. The effective tax rates were below the federal statutory rate of 35% and the apportioned state rate of 4.1% (net of the federal tax benefit) principally because of the non-deductible impairment loss on goodwill (for 2009), non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities, tax credits arising from low income housing investments, Business Energy tax credits and exemptions related to loans and hiring in designated enterprise zones. The income tax expense from income taxes in 2011 is a result of the operating income recognized in the period.

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

Trading securities consist of securities held in inventory by Umpqua Investments for sale to its clients and securities invested in trust for the benefit of former employees of acquired institutions as required by agreements. Trading securities were $2.3 million at December 31, 2011, as compared to $3.0 million at December 31, 2010. The decrease is principally attributable to a decrease of $985,000 in Umpqua Investments’ inventory of trading securities, offset by increases in the fair market value of investments securities invested for the benefit of former employees and contributions made to supplemental retirement plans for the benefit of certain executives of $271,000.

Umpqua Holdings Corporation

Investment securities available for sale increased $249.4 million to $3.2 billion as of December 31, 2011, as compared to December 31, 2010. This increase is principally attributable to purchases of $1.2 billion of investment securities available for sale, which were partially offset by paydowns of $927.3 million and amortization of net purchase price premiums of $36.1 million.

Investment securities held to maturity were $4.7 million as of December 31, 2011, as compared to $4.8 million at December 31, 2010. This decrease is principally attributable to paydowns and maturities of investment securities held to maturity of $1.7 million, offset by purchases of $1.6 million.

The following table presents the available for sale and held to maturity investment securities portfolio by major type as of December 31 for each of the last three years:

Summary of Investment Securities

As of December 31,

(in thousands)

	December 31,
	2011	2010	2009
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$118,465	$118,789	$11,794
Obligations of states and political subdivisions	253,553	216,726	211,825
Residential mortgage-backed securities and collateralized mortgage obligations	2,794,355	2,581,504	1,569,849
Other debt securities	134	152	159
Investments in mutual funds and other equity securities	2,071	2,009	1,989

	$3,168,578	$2,919,180	$1,795,616

HELD TO MATURITY:
Obligations of states and political subdivisions	$1,335	$2,370	$3,216
Residential mortgage-backed securities and collateralized mortgage obligations	3,379	2,392	2,845

	$4,714	$4,762	$6,061

The following table presents information regarding the amortized cost, fair value, average yield and maturity structure of the investment portfolio at December 31, 2011.

Investment Securities Composition*

December 31, 2011

(dollars in thousands)

	Amortized Cost	Fair Value	Average Yield
U.S. TREASURY AND AGENCIES
One year or less	$71,668	$72,083	1.14%
One to five years	45,347	46,134	1.56%
Five to ten years	217	248	3.68%

	117,232	118,465	1.31%
OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS
One year or less	21,276	21,514	5.45%
One to five years	75,980	80,535	5.62%
Five to ten years	138,081	149,221	5.71%
Over ten years	3,300	3,620	7.96%

	238,637	254,890	5.69%
OTHER DEBT SECURITIES
Over ten years	151	134	6.29%

Serial maturities	2,758,532	2,797,777	2.67%

Other investment securities	1,959	2,071	3.67%

Total securities	$3,116,511	$3,173,337	2.86%

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

The equity security in “Other investment securities” in the table above at December 31, 2011 principally represents an investment in a Community Reinvestment Act investment fund comprised largely of mortgage-backed securities, although funds may also invest in municipal bonds, certificates of deposit, repurchase agreements, or securities issued by other investment companies.

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

Umpqua Holdings Corporation

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

The following table presents the OTTI losses for the years ended December 31, 2011, 2010, and 2009.

	2011		2010		2009
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total other-than-temporary impairment losses	$190	$—	$93	$—	$12,317	$239
Portion of other-than-temporary impairment losses transferred from (recognized in) other comprehensive income(1)	169	—	321	—	(1,983)	—

Net impairment losses recognized in earnings(2)	$359	$—	$414	$—	$10,334	$239

(1)	Represents other-than-temporary impairment losses related to all other factors.
(2)	Represents other-than-temporary impairment losses related to credit losses.

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

The following table presents a summary of the significant inputs utilized to measure management’s estimate of the credit loss component on these non-agency residential collateralized mortgage obligations as of December 31, 2011 and 2010:

	2011			2010
	Range		Weighted Average	Range		Weighted Average
	Minimum	Maximum		Minimum	Maximum
Constant prepayment rate	10.0%	20.0%	14.0%	5.0%	20.0%	14.9%
Collateral default rate	5.0%	60.0%	22.6%	5.0%	15.0%	10.6%
Loss severity	27.5%	50.0%	32.5%	25.0%	55.0%	37.9%

Gross unrealized losses in the available for sale investment portfolio was $4.0 million at December 31, 2011. This consisted primarily of unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations of $4.0 million. The unrealized losses were primarily caused by interest rate increases subsequent to the purchase of the securities, and not credit quality. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. Additional information about the investment securities portfolio is provided in Note 4 of the Notes to Consolidated Financial Statements in Item 8 below.

RESTRICTED EQUITY SECURITIES

Restricted equity securities were $32.6 million at December 31, 2011 and $34.5 million at December 31, 2010. The decrease of $1.9 million is attributable to stock redemption by the Federal Home Loan Bank (“FHLB”) of San Francisco. Of the $32.6 million at December 31, 2011, $28.6 million and $2.7 million represent the Bank’s investment in the Federal Home Loan Banks (“FHLB”) of Seattle and San Francisco, respectively.

FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par. The remaining restricted equity securities primarily represent investments in Pacific Coast Bankers’ Bancshares stock.

Although as of December 31, 2011, the FHLB of Seattle complies with all of its regulatory requirements (including the risk-based capital requirement), it remains classified as “undercapitalized” by the Federal Housing Finance Agency (“Finance Agency”). Under Finance Agency regulations, a FHLB that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock in excess of what is required for members’ current loans.

Management periodically evaluates FHLB stock for other-than-temporary or permanent impairment. Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of the cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount of the FHLB and the length of time this situation has persisted, (2) the compliance with the minimum financial metrics required as part of the Consent Arrangement the bank has with the Finance Agency, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB.

Moody’s Investors Services rating of the FHLB of Seattle as Aaa was confirmed in August 2011, but a negative outlook was assigned as Moody’s revised the rating outlook to negative for U.S. government debt and all issuers Moody’s considers directly-linked to the U.S. government. Standard and Poors’ rating is AA+, but it also issued a negative outlook with the action reflecting the downgrade of the long-term sovereign credit rating of the U.S. in 2011. Based on the above, the Company has determined there is not an other-than-temporary impairment on the FHLB stock investment as of December 31, 2011.

Umpqua Holdings Corporation

LOANS AND LEASES

Non-covered loans and leases

Total non-covered loans and leases outstanding at December 31, 2011 were $5.9 billion, an increase of $229.1 million, or 4.0%, from year-end 2010. This increase is principally attributable to non-covered net loan originations of $336.9 million during the period and covered loans transferred to non-covered loans of $12.3 million, offset by charge-offs of $65.1 million, transfers to other real estate owned of $47.4 million, and sales of non-covered loans sold of $11.2 million.

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

Non-covered Loan Portfolio Composition

As of December 31,

(dollars in thousands)

	2011		2010		2009		2008		2007
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial real estate	$3,813,434	64.8%	$3,879,102	68.5%	$4,115,593	68.6%	$4,139,289	67.5%	$4,187,819	69.2%
Commercial	1,458,765	24.8%	1,256,872	22.2%	1,390,491	23.2%	1,503,400	24.5%	1,438,505	23.8%
Residential	588,119	10.0%	501,001	8.9%	468,486	7.8%	465,361	7.6%	404,900	6.6%
Consumer & other	38,860	0.6%	33,043	0.6%	36,098	0.6%	34,774	0.6%	35,700	0.6%
Deferred loan fees, net	(11,080)	-0.2%	(11,031)	-0.2%	(11,401)	-0.2%	(11,450)	-0.2%	(11,289)	-0.2%

Total loans and leases	$5,888,098	100.0%	$5,658,987	100.0%	$5,999,267	100.0%	$6,131,374	100.0%	$6,055,635	100.0%

The following table presents the concentration distribution of our non-covered loan portfolio by major type:

Non-Covered Loan Concentrations

As of December 31, 2011 and 2010

(dollars in thousands)

	2011		2010
	Amount	Percentage	Amount	Percentage
Commercial real estate
Term & multifamily	$3,558,295	60.5%	$3,483,475	61.6%
Construction & development	165,066	2.8%	247,814	4.4%
Residential development	90,073	1.5%	147,813	2.6%
Commercial
Term	625,766	10.6%	509,453	9.0%
LOC & other	832,999	14.1%	747,419	13.2%
Residential
Mortgage	315,927	5.4%	222,416	3.9%
Home equity loans & lines	272,192	4.6%	278,585	4.9%
Consumer & other	38,860	0.7%	33,043	0.6%
Deferred loan fees, net	(11,080)	-0.2%	(11,031)	-0.2%

Total	$5,888,098	100.0%	$5,658,987	100.0%

The following table presents the maturity distribution of our non-covered loan portfolios and the sensitivity of these loans to changes in interest rates as of December 31, 2011:

Maturities and Sensitivities of Non-covered Loans to Changes in Interest Rates

(in thousands)

	By Maturity				Loans Over One Year by Rate Sensitivity
	One Year or Less	One Through Five Years	Over Five Years	Total	Fixed Rate	Floating Rate
Commercial real estate	$406,360	$1,388,399	$2,018,675	$3,813,434	$707,080	$2,699,994
Commercial(1)	$702,814	$468,393	$257,945	$1,429,152	$439,414	$286,924

(1)	Excludes the lease portfolio.

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

Umpqua Holdings Corporation

The following table presents a distribution of the non-covered commercial real estate term & multifamily portfolio by type and region as of December 31, 2011 and December 31, 2010.

Non-Covered Commercial Real Estate Term & Multifamily Portfolio by Type and Region

(in thousands)

	December 31, 2011
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total	December 31, 2010
Non-owner occupied:
Commercial building	$137,362	$4,938	$29,425	$51,557	$56,891	$127,825	$407,998	$390,783
Medical office	87,420	217	8,991	—	8,683	15,614	120,925	112,856
Professional office	152,048	4,980	51,580	19,961	105,690	59,489	393,748	417,969
Storage	40,786	144	15,899	4,044	11,261	45,352	117,486	127,285
Multi-family	69,555	485	13,477	9,721	17,978	40,599	151,815	116,591
Resort	124	—	666	—	—	392	1,182	6,111
Retail	180,805	6,040	30,990	12,309	167,227	64,638	462,009	468,482
Residential	28,773	96	7,711	4,225	4,534	20,377	65,716	74,400
Farmland & agricultural	2,228	11	—	—	—	16,324	18,563	23,966
Apartments	67,575	—	9,134	15,557	17,857	15,833	125,956	114,797
Assisted living	111,688	—	56,978	190	10,310	22,359	201,525	211,191
Hotel & motel	60,842	—	817	690	17,294	41,804	121,447	129,593
Industrial	42,674	2,301	4,717	5,339	29,804	22,006	106,841	92,237
RV park	33,425	—	18,934	—	3,023	6,073	61,455	56,654
Warehouse	10,107	—	—	—	617	2,196	12,920	13,115
Other	18,591	245	1,057	302	1,517	4,621	26,333	43,635

Total	$1,044,003	$19,457	$250,376	$123,895	$452,686	$505,502	$2,395,919	$2,399,665

Owner occupied:
Commercial building	$198,831	$2,925	$36,580	$21,835	$63,927	$130,793	$454,891	$389,809
Medical office	95,204	3,593	24,664	930	8,872	26,623	159,886	149,151
Professional office	73,623	2,190	10,351	2,197	19,953	21,008	129,322	115,673
Storage	—	—	—	—	—	—	—	—
Multi-family	758	—	42	3,740	—	134	4,674	4,143
Resort	8,730	—	4,201	—	2,771	780	16,482	13,930
Retail	42,710	620	12,280	3,568	42,739	49,647	151,564	159,941
Residential	3,709	142	2,146	—	771	2,917	9,685	12,481
Farmland & agricultural	7,002	—	1,252	1,825	—	51,936	62,015	58,347
Apartments	418	—	694	—	—	29	1,141	2,405
Assisted living	—	—	—	—	—	—	—	—
Hotel & motel	—	—	—	—	—	—	—	—
Industrial	53,584	637	11,744	7,280	11,097	35,361	119,703	122,584
RV park	663	—	951	—	—	1,812	3,426	4,606
Warehouse	9,857	—	607	—	—	6,489	16,953	17,956
Other	29,617	—	130	943	—	1,944	32,634	32,784

Total	$524,706	$10,107	$105,642	$42,318	$150,130	$329,473	$1,162,376	$1,083,810

Total	$1,568,709	$29,564	$356,018	$166,213	$602,816	$834,975	$3,558,295	$3,483,475

	December 31, 2010
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total
Total non-owner occupied	$1,047,254	$22,688	$276,514	$110,451	$490,052	$452,706	$2,399,665
Total owner occupied	477,752	13,117	96,299	33,451	161,894	301,297	1,083,810

Total	$1,525,006	$35,805	$372,813	$143,902	$651,946	$754,003	$3,483,475

The following table presents a distribution of the non-covered term commercial real estate portfolio by type and year of origination as of December 31, 2011:

Non-Covered Commercial Real Estate Term & Multifamily Portfolio by Type and Year of Origination

(in thousands)

	Prior to 2001	2001 - 2005	2006 - 2007	2008 - 2009	2010 - 2011	Total
Non-owner occupied:
Commercial building	$8,000	$89,342	$80,574	$136,106	$93,976	$407,998
Medical office	2,516	53,002	12,393	32,832	20,182	120,925
Professional office	11,909	179,541	57,218	72,878	72,202	393,748
Storage	2,401	44,234	28,801	18,754	23,296	117,486
Multi-family	2,701	30,432	24,269	31,551	62,862	151,815
Resort	392	124	—	666	—	1,182
Retail	12,269	212,146	110,638	74,826	52,130	462,009
Residential	1,099	10,953	16,753	16,574	20,337	65,716
Farmland & agricultural	1,310	3,240	1,304	10,099	2,610	18,563
Apartments	911	21,443	20,694	35,808	47,100	125,956
Assisted living	12,539	70,761	45,015	41,645	31,565	201,525
Hotel & motel	16,235	51,303	12,200	37,788	3,921	121,447
Industrial	2,510	58,166	11,396	6,251	28,518	106,841
RV park	3,043	19,540	13,000	11,087	14,785	61,455
Warehouse	987	8,406	3,527	—	—	12,920
Other	67	8,550	10,046	5,504	2,166	26,333

Total	$78,889	$861,183	$447,828	$532,369	$475,650	$2,395,919
Owner occupied:
Commercial building	$14,206	$84,620	$112,144	$141,000	$102,921	$454,891
Medical office	3,474	21,532	25,308	88,381	21,191	159,886
Professional office	3,914	46,627	30,724	21,054	27,003	129,322
Storage	—	—	—	—	—	—
Multi-family	158	1,457	—	—	3,059	4,674
Resort	690	9,603	—	2,841	3,348	16,482
Retail	7,391	44,487	69,090	22,099	8,497	151,564
Residential	448	4,500	2,971	1,033	733	9,685
Farmland & agricultural	2,555	3,502	11,441	20,473	24,044	62,015
Apartments	29	—	694	—	418	1,141
Assisted living	—	—	—	—	—	—
Hotel & motel	—	—	—	—	—	—
Industrial	3,597	47,526	14,767	24,907	28,906	119,703
RV park	788	1,190	299	144	1,005	3,426
Warehouse	103	8,248	3,193	4,888	521	16,953
Other	—	4,975	25,690	1,019	950	32,634

Total	$37,353	$278,267	$296,321	$327,839	$222,596	$1,162,376

Total	$116,242	$1,139,450	$744,149	$860,208	$698,246	$3,558,295

Umpqua Holdings Corporation

The following table presents a distribution of the non-covered term commercial real estate portfolio by type and year of maturity as of December 31, 2011:

Non-Covered Commercial Real Estate Term & Multifamily Portfolio by Type and Year of Maturity

(in thousands)

	December 31, 2011
	2012	2013	2014 - 2015	2016 - 2017	2018 - 2022	2023 & Later	Total
Non-owner
Commercial building	$31,552	$33,706	$65,672	$87,428	$174,157	$15,483	$407,998
Medical office	10,510	5,940	10,610	20,702	62,425	10,738	120,925
Professional office	26,415	54,669	84,886	92,952	122,141	12,685	393,748
Storage	481	17,367	21,487	22,705	53,867	1,579	117,486
Multi-family	4,175	6,733	28,182	22,799	82,717	7,209	151,815
Resort	—	666	516	—	—	—	1,182
Retail	23,093	38,843	134,311	132,076	127,023	6,663	462,009
Residential	15,402	7,411	7,987	10,649	18,076	6,191	65,716
Farmland & agricultural	459	1,172	6,726	2,123	4,459	3,624	18,563
Apartments	4,456	5,902	22,338	15,113	76,330	1,817	125,956
Assisted living	27,420	4,464	31,014	60,355	76,167	2,105	201,525
Hotel & motel	7,399	8,084	37,476	15,548	40,438	12,502	121,447
Industrial	5,633	6,529	25,597	31,537	28,366	9,179	106,841
RV park	638	4,202	13,463	10,057	30,327	2,768	61,455
Warehouse	1,008	4,352	2,082	1,188	3,273	1,017	12,920
Other	3,964	1,691	4,349	9,549	3,143	3,637	26,333

Total	$162,605	$201,731	$496,696	$534,781	$902,909	$97,197	$2,395,919
Owner occupied:
Commercial building	$16,781	$26,134	$46,190	$78,576	$230,720	$56,490	$454,891
Medical office	1,837	363	8,651	14,648	115,961	18,426	159,886
Professional office	3,122	10,220	18,919	35,003	55,337	6,721	129,322
Storage	—	—	—	—	—	—	—
Multi-family	—	566	891	42	3,175	—	4,674
Resort	—	102	3,461	3,963	4,856	4,100	16,482
Retail	9,829	12,432	29,313	45,353	47,035	7,602	151,564
Residential	1,025	782	4,314	493	1,236	1,835	9,685
Farmland & agricultural	3,568	3,115	11,435	9,440	27,824	6,633	62,015
Apartments	—	—	29	694	418	—	1,141
Assisted living	—	—	—	—	—	—	—
Hotel & motel	—	—	—	—	—	—	—
Industrial	5,847	4,348	21,116	25,660	56,738	5,994	119,703
RV park	82	774	1,123	299	299	849	3,426
Warehouse	874	—	6,876	4,362	4,673	168	16,953
Other	3,194	754	661	3,514	24,243	268	32,634

Total	$46,159	$59,590	$152,979	$222,047	$572,515	$109,086	$1,162,376

Total	$208,764	$261,321	$649,675	$756,828	$1,475,424	$206,283	$3,558,295

The following table presents a distribution of the non-covered commercial real estate construction portfolio by type and region as of December 31, 2011 and December 31, 2010.

Non-Covered Commercial Real Estate Construction and Development Portfolio by Type and Region

(in thousands)

	December 31, 2011
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total	December 31, 2010
Non-owner occupied:
Commercial building	$7,408	$—	$2,705	$562	$11,166	$836	$22,677	$25,877
Medical office	—	—	—	—	—	—	—	13,888
Professional office	—	—	—	—	—	1,897	1,897	23,077
Storage	5,387	—	—	—	—	—	5,387	8,447
Multi-family	4,990	—	—	6,072	—	—	11,062	10,705
Retail	13,743	—	—	—	2,030	—	15,773	13,498
Residential	18,958	—	5,154	3,950	19,853	5,007	52,922	62,058
Apartments	24,637	—	—	—	—	—	24,637	13,324
Assisted living	—	—	—	—	5,854	—	5,854	20,389
Hotel & motel	—	—	—	—	—	—	—	5,447
Industrial	—	—	—	—	—	—	—	—
Other	87	—	—	—	—	5,783	5,870	3,104

Total	$75,210	$—	$7,859	$10,584	$38,903	$13,523	$146,079	$199,814
Owner occupied:
Commercial building	$5,443	$—	$1,087	$—	$575	$4,645	$11,750	$25,379
Medical office	430	—	—	—	—	—	430	14,479
Professional office	—	—	—	—	—	—	—	—
Storage	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—
Retail	—	—	—	—	—	—	—	—
Residential	1,455	—	—	—	—	578	2,033	5,944
Apartments	—	—	—	—	—	—	—	—
Assisted living	—	—	—	—	—	—	—	—
Hotel & motel	—	—	—	—	—	—	—	—
Industrial	2,521	—	71	—	—	—	2,592	2,198
Other	—	—	—	—	—	2,182	2,182	—

Total	$9,849	$—	$1,158	$—	$575	$7,405	$18,987	$48,000
Total	$85,059	$—	$9,017	$10,584	$39,478	$20,928	$165,066	$247,814

	December 31, 2010
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total
Total non-owner occupied	$99,309	$310	$8,357	$4,921	$61,897	$25,020	$199,814
Total owner occupied	34,592	—	243	—	584	12,581	48,000

Total	$133,901	$310	$8,600	$4,921	$62,481	$37,601	$247,814

Umpqua Holdings Corporation

The following table presents a distribution of the non-covered commercial loan portfolio (excluding leases) by type and region as of December 31, 2011 and December 31, 2010.

Commercial Loan Portfolio by Type and Region

(in thousands)

	December 31, 2011
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total	December 31, 2010
Commercial line of credit	$184,047	$530	$15,990	$12,377	$146,643	$112,920	$472,507	$372,319
Asset-based line of credit	143,684	1,857	15,941	23,262	11,123	52,220	248,087	206,185
Term loans	154,282	2,310	20,640	28,561	79,406	87,773	372,972	343,967
Agricultural	21,027	148	1,087	1,917	336	67,363	91,878	83,332
Municipal	16,923	—	16,274	—	36,765	3,585	73,547	71,994
SBA	—	—	—	—	—	84,221	84,221	57,529
Small business lending	25,569	1,246	14,903	5,452	11,979	25,504	84,653	89,090

Total	$545,532	$6,091	$84,835	$71,569	$286,252	$433,586	$1,427,865	$1,224,416

	December 31, 2010
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total
Total	$448,158	$5,004	$77,343	$50,369	$293,369	$350,173	$1,224,416

Covered Loans and Leases, Net

Total covered loans and leases outstanding at December 31, 2011 were $622.5 million, a decrease of $163.4 million as compared to year-end 2010. This decrease is principally attributable to net covered loan paydowns and maturities of $119.8 million, transfers to covered other real estate owned of $15.3 million, and covered loans transferred to non-covered loans of $12.3 million.

The following table presents the composition of the covered loan portfolio as of December 31 for 2011 and 2010.

Covered Loan Portfolio Composition

As of December 31,

(dollars in thousands)

	2011		2010
	Amount	Percentage	Amount	Percentage
Commercial real estate	$506,637	79.4%	$619,248	78.5%
Commercial	57,576	9.1%	78,003	9.9%
Residential	64,588	10.2%	80,504	10.2%
Consumer & other	7,970	1.3%	10,864	1.4%

Total	636,771	100.0%	788,619	100.0%

Allowance for covered loans	(14,320)		(2,721)

Total	$622,451		$785,898

The following table presents the concentration distribution of our covered loan portfolio at December 31, 2011 and December 31, 2010.

Covered Loan and Leases Concentrations

(dollars in thousands)

	2011		2010
	Amount	Percentage	Amount	Percentage
Commercial real estate
Term & multifamily	$474,054	74.3%	$569,642	72.2%
Construction & development	14,820	2.3%	24,713	3.1%
Residential development	17,763	2.8%	24,893	3.2%
Commercial
Term	34,150	5.4%	42,776	5.4%
LOC & other	23,426	3.7%	35,227	4.5%
Residential
Mortgage	35,503	5.6%	44,824	5.7%
Home equity loans & lines	29,085	4.6%	35,680	4.5%
Consumer & other	7,970	1.3%	10,864	1.4%

Total	636,771	100.0%	788,619	100.0%

Allowance for covered loans	(14,320)		(2,721)

Total	$622,451		$785,898

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

Umpqua Holdings Corporation

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

Non-covered, non-performing loans, which include non-covered, non-accrual loans and non-covered accruing loans past due over 90 days, totaled $91.4 million or 1.55% of total non-covered loans as of December 31, 2011, as compared to $145.2 million, or 2.57% of total non-covered loans, at December 31, 2010. Non-covered, non-performing assets, which include non-covered, non-performing loans and non-covered, foreclosed real estate (“other real estate owned”), totaled $125.6 million, or 1.09% of total assets as of December 31, 2011 compared with $178.0 million, or 1.53% of total assets as of December 31, 2010. The decrease in non-performing assets in 2011 is attributable to the improving economic environment, an easing in the velocity of declining real estate values in our markets and the resulting impact on our commercial real estate and commercial construction portfolio.

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

Upon acquisition of real estate collateral, typically through the foreclosure process, we promptly begin to market the property for sale. If we do not begin to receive offers or indications of interest we will analyze the price and review market conditions to assess whether a lower price reflects the market value of the property and would enable us to sell the property. In addition, we update appraisals on other real estate owned property six to nine months after the most recent appraisal. Increases in valuation adjustments recorded in a period are primarily based on a) updated appraisals received during the period, or b) management’s authorization to reduce the selling price of the property during the period. Unless a current appraisal is available, an appraisal will be ordered prior to a loan moving to other real estate owned. Foreclosed properties held as other real estate owned are recorded at the lower of the recorded investment in the loan or market value of the property less expected selling costs. Non-covered other real estate owned at December 31, 2011 totaled $34.2 million and consisted of 63 properties.

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

The Company has written down impaired, non-covered non-accrual loans as of December 31, 2011 to their estimated net realizable value, based on disposition value, and expects resolution with no additional material loss, absent further decline in market prices.

Umpqua Holdings Corporation

The following table summarizes our non-covered non-performing assets as of December 31 for each of the last five years.

Non-Covered, Non-Performing Assets

As of December 31,

(dollars in thousands)

	2011	2010	2009	2008	2007
Non-covered loans on non-accrual status	$80,562	$138,177	$193,118	$127,914	$81,317
Non-covered loans past due 90 days or more and accruing	10,821	7,071	5,909	5,452	9,782

Total non-covered non-performing loans	91,383	145,248	199,027	133,366	91,099
Non-covered other real estate owned	34,175	32,791	24,566	27,898	6,943

Total non-covered non-performing assets	$125,558	$178,039	$223,593	$161,264	$98,042

Restructured loans(1)	$80,563	$84,441	$134,439	$23,540	$—

Allowance for non-covered loan and lease losses	$92,968	$101,921	$107,657	$95,865	$84,904
Reserve for unfunded commitments	940	818	731	983	1,182

Allowance for credit losses	$93,908	$102,739	$108,388	$96,848	$86,086

Asset quality ratios:
Non-covered non-performing assets to total assets	1.09%	1.53%	2.38%	1.88%	1.18%
Non-covered non-performing loans to total non-covered loans	1.55%	2.57%	3.32%	2.18%	1.50%
Allowance for non-covered loan losses to total non-covered loans	1.58%	1.80%	1.79%	1.56%	1.40%
Allowance for non-covered credit losses to total non-covered loans	1.59%	1.82%	1.81%	1.58%	1.42%
Allowance for non-covered credit losses to total non-covered non-performing loans	103%	71%	54%	73%	94%

(1)	Represents accruing restructured loans performing according to their restructured terms.

The following tables summarize our non-covered non-performing assets by loan type and region as of December 31, 2011 and December 31, 2010:

Non-Covered, Non-Performing Assets by Type and Region

(in thousands)

	December 31, 2011
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total
Loans on non-accrual status:
Commercial real estate
Term & multifamily	$27,183	$617	$2,286	$1,159	$7,494	$5,747	$44,486
Construction & development	921	—	568	—	1,859	—	3,348
Residential development	9,226	—	—	4,172	63	2,375	15,836
Commercial
Term	724	1,814	239	157	1,462	3,724	8,120
LOC & other	5,457	147	95	1,114	—	1,959	8,772
Residential
Mortgage	—	—	—	—	—	—	—
Home equity loans & lines	—	—	—	—	—	—	—
Consumer & other	—	—	—	—	—	—	—

Total	43,511	2,578	3,188	6,602	10,878	13,805	80,562
Loans past due 90 days or more and accruing:
Commercial real estate
Term & multifamily	$—	$—	$—	$—	$—	$—	$—
Construction & development	—	—	—	—	575	—	575
Residential development	—	—	—	—	—	—	—
Commercial
Term	—	—	—	—	—	1,179	1,179
LOC & other	—	—	—	—	47	1,350	1,397
Residential
Mortgage	4,342	—	—	—	—	—	4,342
Home equity loans & lines	773	200	294	—	572	810	2,649
Consumer & other	475	—	155	2	6	41	679

Total	5,590	200	449	2	1,200	3,380	10,821

Total non-performing loans	49,101	2,778	3,637	6,604	12,078	17,185	91,383
Other real estate owned:
Commercial real estate
Term & multifamily	$4,673	$140	$786	$—	$7,618	$2,700	$15,917
Construction & development	2,383	400	—	—	3,166	—	5,949
Residential development	1,487	944	1,457	589	3,494	784	8,755
Commercial
Term	—	—	—	—	—	—	—
LOC & other	50	306	—	521	—	—	877
Residential
Mortgage	2,099	—	—	—	—	—	2,099
Home equity loans & lines	—	—	212	—	366	—	578
Consumer & other	—	—	—	—	—	—	—

Total other real estate owned	10,692	1,790	2,455	1,110	14,644	3,484	34,175

Total non-performing assets	$59,793	$4,568	$6,092	$7,714	$26,722	$20,669	$125,558

Umpqua Holdings Corporation

	December 31, 2010
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total
Loans on non-accrual status:
Commercial real estate
Term & multifamily	$24,180	$4,816	$537	$1,898	$9,010	$8,721	$49,162
Construction & development	12,726	—	472	—	6,817	109	20,124
Residential development	10,191	110	2,122	3,033	10,761	8,369	34,586
Commercial
Term	710	1,679	320	373	98	3,092	6,272
LOC & other	7,586	878	768	6,830	8,628	3,343	28,033
Residential
Mortgage	—	—	—	—	—	—	—
Home equity loans & lines	—	—	—	—	—	—	—
Consumer & other	—	—	—	—	—	—	—

Total	55,393	7,483	4,219	12,134	35,314	23,634	138,177
Loans past due 90 days or more and accruing:
Commercial real estate
Term & multifamily	$79	$—	$—	$176	$2,753	$—	$3,008
Construction & development	—	—	—	—	—	—	—
Residential development	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Term	—	—	—	—	—	—	—
LOC & other	—	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Mortgage	2,925	—	—	—	—	—	2,925
Home equity loans & lines	73	—	—	—	159	—	232
Consumer & other	880	—	—	—	26	—	906

Total	3,957	—	—	176	2,938	—	7,071

Total non-performing loans	59,350	7,483	4,219	12,310	38,252	23,634	145,248
Other real estate owned:
Commercial real estate
Term & multifamily	$5,396	$—	$1,656	$—	$3,091	$5,686	$15,829
Construction & development	3,443	539	—	313	4,392	—	8,687
Residential development	674	1,844	1,368	112	—	1,118	5,116
Commercial
Term	—	—	—	—	—	—	—
LOC & other	—	—	—	—	—	—	—
Residential
Mortgage	954	—	—	—	—	—	954
Home equity loans & lines	—	—	—	—	—	—	—
Consumer & other	—	—	—	—	481	1,724	2,205

Total other real estate owned	10,467	2,383	3,024	425	7,964	8,528	32,791

Total non-performing assets	$69,817	$9,866	$7,243	$12,735	$46,216	$32,162	$178,039

As of December 31, 2011, non-covered, non-performing assets of $125.6 million have been written down by 38%, or $76.3 million, from their current par balance of $201.9 million.

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

The following table summarizes our non-covered loans past due 30-89 days by loan type and by region as of December 31, 2011 and December 31, 2010. Loans past due 30-89 days have decreased 27% between the two periods.

Non-Covered Loans Past Due 30-89 Days by Type and Region

(in thousands)

	December 31, 2011
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total
Commercial real estate
Term & multifamily	$1,721	$—	$1,029	$—	$6,867	$8,886	$18,503
Construction & development	—	—	—	662	—	—	662
Residential development	—	—	—	—	4,171	—	4,171
Commercial
Term	760	—	166	—	461	1,426	2,813
LOC & other	141	—	98	—	5,616	699	6,554
Residential
Mortgage	1,180	—	—	—	—	—	1,180
Home equity loans & lines	22	—	94	—	—	567	683
Consumer & other	578	—	36	10	4	33	661

Total	$4,402	$—	$1,423	$672	$17,119	$11,611	$35,227

	December 31, 2010
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total
Commercial real estate
Term & multifamily	$6,636	$1,719	$—	$—	$5,524	$9,045	$22,924
Construction & development	373	—	—	—	8,525	—	8,898
Residential development	—	—	—	—	480	160	640
Commercial
Term	354	—	—	64	868	1,655	2,941
LOC & other	1,542	—	17	1,670	1,291	1,961	6,481
Residential
Mortgage	2,414	—	—	—	—	—	2,414
Home equity loans & lines	469	—	—	200	1,778	—	2,447
Consumer & other	1,339	—	—	100	32	1	1,472

Total	$13,127	$1,719	$17	$2,034	$18,498	$12,822	$48,217

Umpqua Holdings Corporation

Non-covered Restructured Loans

At December 31, 2011 and December 31, 2010, impaired loans of $80.6 million and $84.4 million were classified as non-covered performing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The non-covered performing restructured loans on accrual status and two loans included in loans past due 30+ days and accruing represent the only impaired loans accruing interest at each respective date. In order for a restructured loan to be considered performing and on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Company had obligations of $205,000 to lend additional funds on the restructured loans as of December 31, 2011.

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

A and B Note Workout Structures

The Bank performs A note/B note workout structures as a subset of the Bank’s troubled debt restructuring strategy. The amount of loans restructured using this structure was $21.4 million and $20.5 million as of December 31, 2011 and December 31, 2010, respectively.

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

The following tables summarize our non-covered performing restructured loans by loan type and region as of December 31, 2011 and December 31, 2010:

Non-Covered Restructured Loans by Type and Region

(in thousands)

	December 31, 2011
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total
Commercial real estate
Term & multifamily	$10,148	$—	$5,243	$—	$4,618	$2,602	$22,611
Construction & development	8,967	—	—	—	8,171	2,858	19,996
Residential development	14,195	943	—	—	18,826	—	33,964
Commercial
Term	—	—	—	—	3,191	672	3,863
LOC & other	—	—	—	—	—	—	—
Residential
Mortgage	—	—	—	—	—	—	—
Home equity loans & lines	—	—	—	—	—	129	129
Consumer & other	—	—	—	—	—	—	—

Total	$33,310	$943	$5,243	$—	$34,806	$6,261	$80,563

	December 31, 2010
	Northwest Oregon	Central Oregon	Southern Oregon	Washington	Greater Sacramento	Northern California	Total

Commercial real estate
Term & multifamily	$9,446	$—	$3,888	$—	$11,820	$3,543	$28,697
Construction & development	—	—	—	—	5,434	—	5,434
Residential development	22,277	—	—	5,330	21,322	—	48,929
Commercial
Term	—	—	—	—	—	904	904
LOC & other	—	—	—	—	—	298	298
Residential
Mortgage	179	—	—	—	—	—	179
Home equity loans & lines	—	—	—	—	—	—	—
Consumer & other	—	—	—	—	—	—	—

Total	$31,902	$—	$3,888	$5,330	$38,576	$4,745	$84,441

The following table presents a distribution of our non-covered performing restructured loans by year of maturity, according to the restructured terms, as of December 31, 2011:

(in thousands)

Year	Amount
2012	$57,555
2013	4,134
2014	2,949
2015	4,517
2016	10,736
Thereafter	672

Total	$80,563

Umpqua Holdings Corporation

The Bank has had a varying degree of success with different types of concessions. The following table presents the percentage of troubled debt restructurings, by type of concession, at December 31, 2011 that have performed and are expected to perform according to the troubled debt restructuring agreement:

December 31, 2011
Rate	100%
Term	100%
Interest Only	—
Payment	86%
Combination	80%

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

Covered Non-Performing Assets

Covered non-performing assets totaled $19.5 million, or 0.17% of total assets at December 31, 2011 as compared to $29.9 million, or 0.26% of total assets at December 31, 2010. These covered non-performing assets are subject to shared-loss agreements with the FDIC. The following tables summarize our covered non-performing assets by loan type as of December 31, 2011 and December 31, 2010:

	December 31, 2011
	Evergreen	Rainier	Nevada Security	Total
Covered other real estate owned:
Commercial real estate
Term & multifamily	$914	$1,827	$8,525	$11,266
Construction & development	36	1,053	2,621	3,710
Residential development	351	2,359	1,301	4,011
Commercial
Term	—	—	188	188
LOC & other	—	—	—	—
Residential
Mortgage	69	247	—	316
Home equity loans & lines	—	—	—	—
Consumer & other	—	—	—	—

Total	$1,370	$5,486	$12,635	$19,491

	December 31, 2010
	Evergreen	Rainier	Nevada Security	Total
Covered other real estate owned:
Commercial real estate
Term & multifamily	$3,557	$210	$8,153	$11,920
Construction & development	596	—	2,161	2,757
Residential development	2,421	7,252	5,198	14,871
Commercial
Term	315	—	—	315
LOC & other	—	—	—	—
Residential
Mortgage	—	—	—	—
Home equity loans & lines	—	—	—	—
Consumer & other	—	—	—	—

Total	$6,889	$7,462	$15,512	$29,863

Total Non-Performing Assets

The following tables summarize our total (including covered and non-covered) nonperforming assets at December 31:

	2011	2010	2009	2008	2007
Loans on non-accrual status	$80,562	$138,177	$193,118	$127,914	$81,317
Loans past due 90 days or more and accruing	10,821	7,071	5,909	5,452	9,782

Total non-performing loans	91,383	145,248	199,027	133,366	91,099
Other real estate owned	53,666	62,654	24,566	27,898	6,943

Total non-performing assets	$145,049	$207,902	$223,593	$161,264	$98,042

Asset quality ratios:
Total non-performing assets to total assets	1.25%	1.78%	2.38%	1.88%	1.18%
Total non-performing loans to total loans	1.40%	2.25%	3.32%	2.18%	1.50%

ALLOWANCE FOR NON-COVERED LOAN AND LEASE LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS

The allowance for non-covered loan and lease losses (“ALLL”) totaled $93.0 million and $101.9 million at December 31, 2011 and 2010, respectively. The decrease in the ALLL from the prior year-end results is principally attributable to a decrease in provision for non-covered loan and lease losses of a level below net charge-offs for the year and declining non-performing loans, as a result of the improving conditions in the non-covered loan portfolios. Additional discussion on the change in provision for loan and lease losses is provided under the heading Provision for Loan and Lease Losses above.

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the allowance for loan and lease losses, and acknowledges the inherent imprecision of all loss prediction models. As of December 31, 2011, the unallocated allowance amount represented 5% of the allowance for loan and lease losses, compared to 8% at December 31, 2010. The level in unallocated ALLL in the current year reflects management’s evaluation of the existing general business and economic conditions, and improving credit quality and collateral values of real estate in our markets as compared to 2010. The ALLL composition should not be interpreted as an indication of specific amounts or loan categories in which future charge-offs may occur.

Umpqua Holdings Corporation

The following table provides a summary of activity in the ALLL by major loan type for each of the five years ended December 31:

Allowance for Non-covered Loan and Lease Losses

Years Ended December 31,

(dollars in thousands)

	2011	2010	2009	2008	2007
Balance at beginning of year	$101,921	$107,657	$95,865	$84,904	$60,090
Loans charged off:
Commercial real estate	(36,011)	(71,030)	(136,382)	(82,919)	(20,632)
Commercial	(21,071)	(50,242)	(57,932)	(14,614)	(2,208)
Residential	(6,333)	(5,168)	(4,331)	(1,597)	(547)
Consumer & other	(1,636)	(2,061)	(2,222)	(1,922)	(1,343)

Total loans charged off	(65,051)	(128,501)	(200,867)	(101,052)	(24,730)
Recoveries:
Commercial real estate	5,906	6,980	1,334	2,571	1,022
Commercial	3,348	1,318	1,549	1,021	819
Residential	239	334	126	148	241
Consumer & other	385	465	526	595	654

Total recoveries	9,878	9,097	3,535	4,335	2,736

Net charge-offs	(55,173)	(119,404)	(197,332)	(96,717)	(21,994)
Addition incident to mergers	—	—	—	—	5,078
Provision charged to operations	46,220	113,668	209,124	107,678	41,730

Balance at end of year	$92,968	$101,921	$107,657	$95,865	$84,904

Ratio of net charge-offs to average non-covered loans	0.96%	2.06%	3.23%	1.58%	0.38%
Ratio of provision to average non-covered loans	0.81%	1.97%	3.43%	1.76%	0.72%
Recoveries as a percentage of charge-offs	15.19%	7.08%	1.76%	4.29%	11.06%

The following table sets forth the allocation of the allowance for non-covered loan and lease losses and percent of loans in each category to total non-covered loans (excluding deferred loan fees):

Allowance for Non-covered Loan and Lease Losses Composition

As of December 31,

(in thousands)

	2011		2010		2009		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial real estate	$59,574	64.8%	$64,405	68.5%	$67,281	68.6%	$57,907	67.5%	$57,433	69.2%
Commercial	20,485	24.8%	22,146	22.2%	24,583	23.2%	23,104	24.5%	19,514	23.8%
Residential	7,625	10.0%	5,926	8.9%	5,811	7.8%	5,778	7.6%	3,406	6.6%
Consumer & other	867	0.6%	803	0.6%	455	0.6%	484	0.6%	504	0.6%
Unallocated	4,417		8,641		9,527		8,592		4,047

Allowance for non-covered loan and lease losses	$92,968		$101,921		$107,657		$95,865		$84,904

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

At December 31, 2011, the recorded investment in non-covered loans classified as impaired totaled $166.3 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $3.8 million. The valuation allowance on impaired loans represents the impairment reserves on performing restructured loans, nonaccrual loans and two loans included in loans past due 30+ days and accruing at December 31, 2011. At December 31, 2010, the total recorded investment in impaired loans was $222.6 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $5.2 million. The valuation allowance on impaired loans represents the impairment reserves on performing restructured loans and nonaccrual loans represent the only impaired loans accruing interest at December 31, 2010.

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

The following table presents a summary of activity in the reserve for unfunded commitments (“RUC”):

Summary of Reserve for Unfunded Commitments Activity

Years Ended December 31,

(in thousands)

	2011	2010	2009
Balance at beginning of period	$818	$731	$983
Net change to other expense:
Commercial real estate	26	(24)	(94)
Commercial	58	91	(141)
Residential	27	14	(17)
Consumer & other	11	6	—

Total change to other expense	122	87	(252)

Balance at end of period	$940	$818	$731

Umpqua Holdings Corporation

We believe that the ALLL and RUC at December 31, 2011 are sufficient to absorb losses inherent in the loan portfolio and credit commitments outstanding as of that date, respectively, based on the best information available. This assessment, based in part on historical levels of net charge-offs, loan growth, and a detailed review of the quality of the loan portfolio, involves uncertainty and judgment. Therefore, the adequacy of the ALLL and RUC cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

ALLOWANCE FOR COVERED LOAN AND LEASE LOSSES

The allowance for covered loan and lease losses (“ALLL”) totaled $14.3 million at December 31, 2011, an increase of $11.6 million from the $2.7 million at December 31, 2010. The increase in the covered ALLL from the prior year end results from decreases in the amount and changes in the timing of expected cash flows attributable to credit deterioration on the acquired loans compared to those previously estimated, as measured on a pool basis. The following table summarizes activity related to the allowance for covered loan and lease losses by covered loan portfolio segment for the year ended December 31, 2011 and 2010, respectively:

Allowance for Covered Loan and Lease Losses

(dollars in thousands)

	December 31, 2011	December 31, 2010
Balance at beginning of period	$2,721	$—
Loans charged off:
Commercial real estate	(3,177)	(2,439)
Commercial	(660)	(266)
Residential	(1,657)	—
Consumer & other	(1,192)	—

Total loans charged off	(6,686)	(2,705)
Recoveries:
Commercial real estate	1,348	11
Commercial	512	263
Residential	142	—
Consumer & other	142	1

Total recoveries	2,144	275

Net charge-offs	(4,542)	(2,430)
Covered provision charged to operations	16,141	5,151

Balance at end of period	$14,320	$2,721

As a percentage of average covered loans and leases:
Net charge-offs	0.64%	0.36%
Provision for covered loan and lease losses	2.28%	0.76%

The following table sets forth the allocation of the allowance for covered loan and lease losses and percent of covered loans in each category to total loans as of December 31, 2011 and December 31, 2010:

Allowance for Covered Loan and Lease Losses Composition

(in thousands)

	2011		2010
	Amount	%	Amount	%
Commercial real estate	$8,939	79.4%	$2,465	78.5%
Commercial	3,964	9.1%	176	9.9%
Residential	991	10.2%	56	10.2%
Consumer & other	426	1.3%	24	1.4%

Allowance for covered loan and lease losses	$14,320	100%	$2,721	100%

MORTGAGE SERVICING RIGHTS

The following table presents the key elements of our mortgage servicing rights asset as of December 31, 2011, 2010 and 2009:

Summary of Mortgage Servicing Rights

Years Ended December 31,

(dollars in thousands)

	2011	2010	2009
Balance, beginning of year	$14,454	$12,625	$8,205
Additions for new mortgage servicing rights capitalized	6,720	5,645	7,570
Acquired mortgage servicing rights	—	62	—
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(858)	(1,598)	(3,469)
Other(2)	(2,132)	(2,280)	319

Balance, end of year	$18,184	$14,454	$12,625

Balance of loans serviced for others	$2,009,849	$1,603,414	$1,277,832
MSR as a percentage of serviced loans	0.90%	0.90%	0.99%

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2)	Represents changes due to collection/realization of expected cash flows over time.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

At December 31, 2011, we had recognized goodwill of $656.1 million, as compared to $655.9 million at December 31, 2010. The goodwill recorded in connection with acquisitions represents the excess of the purchase price over the estimated fair value of the net assets acquired. Goodwill and other intangible assets with indefinite lives are not amortized but instead are

Umpqua Holdings Corporation

periodically tested for impairment. Management evaluates goodwill and intangible assets with indefinite lives on an annual basis as of December 31. Additionally, we perform impairment evaluations on an interim basis when events or circumstances indicate impairment potentially exists. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others, a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; adverse action or assessment by a regulator; and unanticipated competition.

The goodwill impairment test involves a two-step process. The first step compares the fair value of a reporting unit (e.g. Wealth Management and Community Banking) to its carrying value. If the reporting unit’s fair value is less than its carrying value, the Company would be required to proceed to the second step. In the second step the Company calculates the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. The estimated fair value of the Company is allocated to all of the Company’s assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination and the estimated fair value of the reporting unit is the price paid to acquire it. The allocation process is performed only for purposes of determining the amount of goodwill impairment. No assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as a part of this process. Any excess of the estimated purchase price over the fair value of the reporting unit’s net assets represents the implied fair value of goodwill. If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss would be recognized as a charge to earnings in an amount equal to that excess.

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

The Company also conducted its annual evaluation of goodwill for impairment as of December 31, 2011. In the first step of the goodwill impairment test the Company determined that the fair value of the Community Banking reporting unit exceeded its carrying amount. This determination is consistent with the events occurring after the Company recognized the $112.0 million impairment of goodwill second quarter of 2009. First, the market capitalization and estimated fair value of the Company increased significantly subsequent to the recognition of the impairment charge as the fair value of the Company’s stock increased 60% from June 30, 2009 to December 31, 2011. Secondly, the Company’s successful public common stock offerings in the third quarter of 2009 and first quarter of 2010 diluted the carrying value of the reporting book equity on a per share basis, against which the fair value of the reporting unit is measured. The significant assumptions and methodology utilized to test for goodwill impairment as of December 31, 2011 were consistent with these used at December 31, 2010.

If the Company’s common stock price should significantly decline or continues to trade below book value per common share, or should general economic conditions deteriorate further or remain depressed for a prolonged period of time, particularly in the financial industry, the Company may be required to recognize additional impairment of all, or some portion of, its goodwill. It is possible that changes in circumstances, existing at the measurement date or at other times in the future, or changes in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill, such as valuation multiples, discount rates, or projected earnings, could result in an impairment charge in future periods. Additional impairment charges, if any, may be material to the Company’s results of operations and financial position. However, any potential future impairment charge will have no effect on the Company’s or the Bank’s cash balances, liquidity, or regulatory capital ratios.

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

Umpqua Holdings Corporation

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

The Company evaluated the Wealth Management reporting segment’s goodwill for impairment as of December 31, 2011. The first step of the goodwill impairment test indicated that the reporting unit’s fair value exceeded its carrying value. As of December 31, 2011, the ending carrying value of the Wealth Management segment’s goodwill was $2.7 million.

At December 31, 2011, we had other intangible assets of $21.1 million, as compared to $26.1 million at December 31, 2010. As part of a business acquisition, a portion of the purchase price is allocated to the other value of intangible assets such as the merchant servicing portfolio or core deposits, which includes all deposits except certificates of deposit. The value of these other intangible assets were determined by a third party based on the net present value of future cash flows for the merchant servicing portfolio and an analysis of the cost differential between the core deposits and alternative funding sources for the core deposit intangible. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and are also reviewed for impairment. We amortize other intangible assets on an accelerated or straight-line basis over an estimated ten to fifteen year life. In the fourth quarter of 2009, the Company recognized an $804,000 impairment related to the merchant servicing portfolio obtained through a prior acquisition. The remaining decrease in other intangible assets resulted from scheduled amortization. No other impairment losses were recognized in connection with other intangible assets since their initial recognition.
Additional information regarding our accounting for goodwill and other intangible assets is included in Notes 1, 2 and 9 of the Notes to Consolidated Financial Statements in Item 8 below.

DEPOSITS

Total deposits were $9.2 billion at December 31, 2011, a decrease of $197.1 million, or 2.1%, as compared to year-end 2010. Of the total change in deposit balances during the current year, deposits from consumers and businesses decreased $231.6 million, and deposits from public entities increased $34.5 million. Although deposits have declined due to the run-off of higher priced time deposits, management attributes the ability to reduce our cost of deposits while maintaining our overall deposit base and grow certain lines of business to ongoing business development and marketing efforts in our service markets. Additional information regarding interest bearing deposits is included in Note 14 of the Notes to Consolidated Financial Statements in Item 8 below.

The following table presents the deposit balances by major category as of December 31:

Deposits

As of December 31,

(dollars in thousands)

	2011		2010
	Amount	Percentage	Amount	Percentage
Noninterest bearing	$1,913,121	21%	$1,616,687	17%
Interest bearing demand	993,579	11%	927,224	10%
Money market	3,661,785	39%	3,467,549	37%
Savings	386,528	4%	349,696	4%
Time, $100,000 and over	1,629,505	18%	2,191,055	23%
Time less than $100,000	652,172	7%	881,594	9%

Total	$9,236,690	100%	$9,433,805	100%

The following table presents the average amount of and average rate paid by major category as of December 31:

	2011		2010		2009
	Average	Average	Average	Average	Average	Average
	Deposits	Rate	Deposits	Rate	Deposits	Rate
Non-interest bearing	$1,782,354	0.00%	$1,529,165	0.00%	$1,318,954	0.00%
Interest bearing demand	903,721	0.34%	941,637	0.50%	798,760	0.61%
Money market	3,487,624	0.49%	2,932,136	0.90%	2,232,911	1.20%
Savings	373,746	0.10%	329,336	0.16%	301,417	0.19%
Time	2,754,533	1.27%	2,875,706	1.55%	2,358,697	2.39%

Total	$9,301,978		$8,607,980		$7,010,739

The following table presents the scheduled maturities of time deposits of $100,000 and greater as of December 31, 2011:

Maturities of Time Deposits of $100,000 and Greater

(in thousands)

Three months or less	$493,587
Over three months through six months	192,775
Over six months through twelve months	463,446
Over twelve months	479,697

Time, $100,000 and over	$1,629,505

The Company has an agreement with Promontory Interfinancial Network LLC (“Promontory”) that makes it possible to provide FDIC deposit insurance to balances in excess of current deposit insurance limits. Promontory’s Certificate of Deposit Account Registry Service (“CDARS”) uses a deposit-matching program to exchange Bank deposits in excess of the current deposit insurance limits for excess balances at other participating banks, on a dollar-for-dollar basis, that would be fully insured at the Bank. This product is designed to enhance our ability to attract and retain customers and increase deposits, by providing additional FDIC coverage to customers. CDARS deposits can be reciprocal or one-way. All of the Bank’s CDARS deposits are reciprocal. At December 31, 2011 and December 31, 2010, the Company’s CDARS balances totaled $274.6 million and $323.2 million, respectively. Of these totals, at December 31, 2011 and December 31, 2010, $258.3 million and $300.6 million, respectively, represented time deposits equal to or greater than $100,000 but were fully insured under current deposit insurance limits.

The Dodd-Frank Act provides for unlimited deposit insurance for noninterest bearing transactions accounts, excluding NOW (interest bearing deposit accounts) and including all IOLTA (lawyers’ trust accounts), beginning December 31, 2010 for a period of two years. Also, the Dodd-Frank Act permanently raises the current standard maximum federal deposit insurance amount from $100,000 to $250,000 per qualified account.

BORROWINGS

At December 31, 2011, the Bank had outstanding $124.6 million of securities sold under agreements to repurchase and no outstanding federal funds purchased balances. Additional information regarding securities sold under agreements to repurchase and federal funds purchased is provided in Notes 15 and 16 of Notes to Consolidated Financial Statements in Item 8 below.

At December 31, 2011, the Bank had outstanding term debt with a carrying value of $255.7 million primarily with the Federal Home Loan Bank (“FHLB”). Term debt outstanding as of December 31, 2011 decreased $7.1 million since December 31, 2010 primarily as a result of repayment of FHLB borrowings. Management expects continued use of FHLB advances as a source of short and long-term funding. Advances from the FHLB amounted to $245.0 million of the total term debt and are secured by investment securities and residential mortgage loans. The FHLB advances have fixed contractual interest rates ranging from 4.46% to 4.72% and mature in 2016 and 2017.

Umpqua Holdings Corporation

Additional information regarding term debt is provided in Note 17 of Notes to Consolidated Financial Statements in Item 8 below.

JUNIOR SUBORDINATED DEBENTURES

We had junior subordinated debentures with carrying values of $185.4 million and $183.6 million, respectively, at December 31, 2011 and 2010.

At December 31, 2011, approximately $219.6 million, or 95% of the total issued amount, had interest rates that are adjustable on a quarterly basis based on a spread over three month LIBOR. Interest expense for junior subordinated debentures decreased in 2011 as compared to 2010 and in 2010 as compared to 2009, primarily resulting from decreases in short-term market interest rates and LIBOR. Although increases in short-term market interest rates will increase the interest expense for junior subordinated debentures, we believe that other attributes of our balance sheet will serve to mitigate the impact to net interest income on a consolidated basis.

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

Through the first quarter of 2010 we obtained valuations from a third-party pricing service to assist with the estimation and determination of fair value of these liabilities. In these valuations, the credit risk adjusted interest spread for potential new issuances through the primary market and implied spreads of these instruments when traded as assets on the secondary market, were estimated to be significantly higher than the contractual spread of our junior subordinated debentures measured at fair value. The difference between these spreads has resulted in the cumulative gain in fair value, reducing the carrying value of these instruments as reported on our Condensed Consolidated Balance Sheets. In July 2010, the Dodd-Frank Act was signed into law which, among other things, limits the ability of certain bank holding companies to treat trust preferred security debt issuances as Tier 1 capital. This law may require many banks to raise new Tier 1 capital and is expected to effectively close the trust-preferred securities markets from offering new issuances in the future. As a result of this legislation, our third-party pricing service noted that they were no longer to able to provide reliable fair value estimates related to these liabilities given the absence of observable or comparable transactions in the market place in recent history or as anticipated into the future.

Due to inactivity in the junior subordinated debenture market and the inability to obtain observable quotes of our, or similar, junior subordinated debenture liabilities or the related trust preferred securities when traded as assets, we utilize an income approach valuation technique to determine the fair value of these liabilities using our estimation of market discount rate assumptions. The Company monitors activity in the trust preferred and related markets, to the extent available, changes related to the current and anticipated future interest rate environment, and considers our entity-specific creditworthiness, to validate the reasonableness of the credit risk adjusted spread and effective yield utilized in our discounted cash flow model. Regarding the activity in and condition of the junior subordinated debt market, we noted no observable changes in the current period as it relates to companies comparable to our size and condition, in either the primary or secondary markets. Relating to the interest rate environment, we considered the change in slope and shape of the forward LIBOR swap curve in the current period, the affects of which did not result in a significant change in the fair value of these liabilities.

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

On a quarterly basis we assess entity-specific qualitative considerations that if not mitigated or represents a material change from the prior reporting period may result in a change to the perceived creditworthiness and ultimately the estimated credit risk adjusted spread utilized to value these liabilities. Entity-specific considerations that positively impact our creditworthiness include: our strong capital position resulting from our successful public stock offerings in 2009 and 2010, that offers us flexibility to pursue business opportunities such as mergers and acquisitions, or expand our footprint and product offerings; having significant levels of on and off-balance sheet liquidity; being profitable (after excluding the one-time goodwill impairment charge recognized in 2009); and, having an experienced management team. However, these positive considerations are mitigated by significant risks and uncertainties that impact our creditworthiness and ability to maintain capital adequacy in the future. Specific risks and concerns include: given our concentration of loans secured by real estate in our loan portfolio, a continued and sustained deterioration of the real estate market may result in declines in the value of the underlying collateral and increased delinquencies that could result in an increased of charge-offs; despite recent improvement, our credit quality metrics remain negatively elevated since 2007 relative to historical standards; the continuation of current economic downturn that has been particularly severe in our primary markets could adversely affect our business; recent increased regulation facing our industry, such as the ESAA, ARRA and the Dodd-Frank Act, will increase the cost of compliance and restrict our ability to conduct business consistent with historical practices, and could negatively impact profitability; we have a significant amount of goodwill and other intangible assets that dilute our available tangible common equity; and the carrying value of certain material, recently recorded assets on our balance sheet, such as the FDIC loss-sharing indemnification asset, are highly reliant on management estimates, such as the timing or amount of losses that are estimated to be covered, and the assumed continued compliance with the provisions of the loss-share agreement. To the extent assumptions ultimately prove incorrect or should we consciously forego or unknowingly violate the guidelines of the agreement, an impairment of the asset may result which would reduce capital.

Additionally, the Company periodically utilizes an external valuation firm to determine or validate the reasonableness of the assessments of inputs and factors that ultimately determines the estimate fair value of these liabilities. The extent we involve or engage these external third parties correlates to management’s assessment of the current subordinate debt market, how the current environment and market compares to the preceding quarter, and perceived changes in the Company’s own creditworthiness during the quarter. In periods of potential significant valuation changes and at year-end reporting periods we typically engage third parties to perform a full independent valuation of these liabilities. For periods where management has assessed the market and other factors impacting the underlying valuation assumptions of these liabilities, and has determined significant changes to the valuation of these liabilities in the current period are remote, the scope of the valuation specialist’s review is limited to a review the reasonableness of Management’s assessment of inputs. In the fourth quarter of 2011, the Company engaged an external valuation firm to prepare an independent valuation of our junior subordinated debentures measured at fair value and the results were consistent with the Company’s valuation.

Absent changes to the significant inputs utilized in the discounted cash flow model used to measure the fair value of these instruments at each reporting period, the cumulative discount for each junior subordinated debenture will reverse over time, ultimately returning the carrying values of these instruments to their notional values at their expected redemption dates, in a manner similar to the effective yield method as if these instruments were accounted for under the amortized cost method. For the year ended December 31, 2011, 2010, 2009, we recorded a loss of $2.2 million, a gain of $5.0 million, and a gain of $6.5

Umpqua Holdings Corporation

million, respectively, resulting from the change in fair value of the junior subordinated debentures recorded at fair value. Observable activity in the junior subordinated debenture and related markets in future periods may change the effective rate used to discount these liabilities, and could result in additional fair value adjustments (gains or losses on junior subordinated debentures measured at fair value) outside the expected periodic change in fair value had the fair value assumptions remained unchanged.

As noted above, the Dodd-Frank Act limits the ability of certain bank holding companies to treat trust preferred security debt issuances as Tier 1 capital. As the Company had less than $15 billion in assets at December 31, 2009, under the Dodd-Frank Act, the Company will be able to continue to include its existing trust preferred securities, less the common stock of the Trusts, in Tier 1 capital. At December 31, 2011, the Company’s restricted core capital elements were 18.4% of total core capital, net of goodwill and any associated deferred tax liability.

The contractual interest expense on junior subordinated debentures continues to be recorded on an accrual basis and is reported in interest expense. The junior subordinated debentures recorded at fair value of $82.9 million had contractual unpaid principal amounts of $134.0 million outstanding as of December 31, 2011. The junior subordinated debentures recorded at fair value of $80.7 million had contractual unpaid principal amounts of $134.0 million outstanding as of December 31, 2010.

Additional information regarding junior subordinated debentures measured at fair value is included in Note 24 of the Notes to Consolidated Financial Statements in Item 8 below.

All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of December 31, 2011, under guidance issued by the Board of Governors of the Federal Reserve System. Additional information regarding the terms of the junior subordinated debentures, including maturity/redemption dates, interest rates and the fair value election, is included in Note 18 of the Notes to Consolidated Financial Statements in Item 8 below.

LIQUIDITY AND CASH FLOW

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance. Public deposits represent 10.9% of total deposits at December 31, 2011 and 10.3% at December 31, 2010. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state’s risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $1.8 billion at December 31, 2011 subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $448.5 million subject to certain collateral requirements, namely the amount of certain pledged loans at December 31, 2011. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $135.0 million at December 31, 2011. Availability of the lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict the consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. In 2011, there were $17.5 million of dividends paid by the Bank to the Company. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to fund its quarterly cash dividend distributions to shareholders, when approved, and meet its ongoing cash obligations, which consist principally of debt service on the $230.1 million (issued amount) of outstanding junior subordinated debentures. As of December 31, 2011, the Company did not have any borrowing arrangements of its own.

Additional discussion related to liquidity related risks given the current economic climate is provided in Item 1A Risk Factors above.

As disclosed in the Consolidated Statements of Cash Flows in Item 8 of this report, net cash provided by operating activities was $182.4 million during 2011. The difference between cash provided by operating activities and net income largely consisted of non-cash items including a $46.2 million provision for non-covered loan and lease losses and a $16.1 million provision for covered loan and lease losses. Net cash of $382.7 million used by investing activities consisted principally of $1.2 billion of purchases of investment securities available for sale, net non-covered loan originations of $327.0 million, $34.0 million of purchases of premises and equipment, partially offset by net proceeds from the FDIC indemnification asset of $54.9 million, and proceeds from investment securities available for sale of $927.3 million, net covered loan paydowns of $119.8 million, proceeds from the sale of non-covered other real estate owned of $35.3 million, proceeds from the sale of covered other real estate owned of $17.6 million, and proceeds from the sale of loans of $11.2 million. The $205.0 million of cash used by financing activities primarily consisted of $196.1 million decrease in net deposits, $29.8 million of retirement of common stock, $25.3 million of dividends paid on common stock and $5.0 million repayment of term debt, partially offset by $50.8 million increase in net securities sold under agreements to repurchase.

Although we expect the Bank’s and the Company’s liquidity positions to remain satisfactory during 2012, it is possible that our deposit growth for 2012 may not be maintained at previous levels due to pricing pressure or, in order to generate deposit growth, our pricing may need to be adjusted in a manner that results in increased interest expense on deposits.

OFF-BALANCE-SHEET ARRANGEMENTS

Information regarding Off-Balance-Sheet Arrangements is included in Note 20 and Note 21 of the Notes to Consolidated Financial Statements in Item 8 below.

The following table presents a summary of significant contractual obligations extending beyond one year as of December 31, 2011 and maturing as indicated:

Future Contractual Obligations

As of December 31, 2011:

(in thousands)

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Deposits (1)	$8,544,824	$514,983	$174,178	$2,705	$9,236,690
Term debt	—	—	190,016	55,519	245,535
Junior subordinated debentures(2)	—	—	—	230,061	230,061
Operating leases	15,695	25,300	17,726	21,386	80,107
Other long-term liabilities(3)	1,933	3,359	3,196	34,112	42,600

Total contractual obligations	$8,562,452	$543,642	$385,116	$343,783	$9,834,993

(1)	Deposits with indeterminate maturities, such as demand, savings and money market accounts, are reflected as obligations due in less than one year.
(2)	Represents the issued amount of all junior subordinated debentures.
(3)	Includes maximum payments related to employee benefit plans, assuming all future vesting conditions are met. Additional information about employee benefit plans is provided in Note 19 of the Notes to Consolidated Financial Statements in Item 8 below.

Umpqua Holdings Corporation

The table above does not include interest payments or purchase accounting adjustments related to deposits, term debt or junior subordinated debentures.

As of December 31, 2011, the Company has a liability for unrecognized tax benefits relating to California tax incentives and temporary differences in the amount of $717,000, which includes accrued interest of $167,000. As the Company is not able to estimate the period in which this liability will be paid in the future, this amount is not included in the future contractual obligations table above.

CONCENTRATIONS OF CREDIT RISK

Information regarding Concentrations of Credit Risk is included in Notes 3, 5, and 20 of the Notes to Consolidated Financial Statements.

CAPITAL RESOURCES

Shareholders’ equity at December 31, 2011 was $1.7 billion, an increase of $29.8 million, or 2%, from December 31, 2010. The increase in shareholders’ equity during 2011 was principally due to net income of $74.5 million, offset by stock repurchases of $29.8 million and common stock dividends of $27.5 million.

The Federal Reserve Board has in place guidelines for risk-based capital requirements applicable to U.S. banks and bank/financial holding companies. These risk-based capital guidelines take into consideration risk factors, as defined by regulation, associated with various categories of assets, both on and off-balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The guidelines require an 8% total risk-based capital ratio, of which 4% must be Tier I capital. Our consolidated Tier I capital, which consists of shareholders’ equity and qualifying trust-preferred securities, less other comprehensive income, goodwill, other intangible assets, disallowed servicing assets and disallowed deferred tax assets, totaled $1.2 billion at December 31, 2011. Tier II capital components include all, or a portion of, the allowance for loan and lease losses and the portion of trust preferred securities in excess of Tier I statutory limits. The total of Tier I capital plus Tier II capital components is referred to as Total Risk-Based Capital, and was $1.3 billion at December 31, 2011. The percentage ratios, as calculated under the guidelines, were 15.91% and 17.16% for Tier I and Total Risk-Based Capital, respectively, at December 31, 2011. The Tier 1 and Total Risk-Based Capital ratios at December 31, 2010 were 16.36% and 17.62%, respectively.

A minimum leverage ratio is required in addition to the risk-based capital standards and is defined as period-end shareholders’ equity and qualifying trust preferred securities, less other comprehensive income, goodwill and deposit-based intangibles, divided by average assets as adjusted for goodwill and other intangible assets. Although a minimum leverage ratio of 4% is required for the highest-rated financial holding companies that are not undertaking significant expansion programs, the Federal Reserve Board may require a financial holding company to maintain a leverage ratio greater than 4% if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve Board. The Federal Reserve Board uses the leverage and risk-based capital ratios to assess capital adequacy of banks and financial holding companies. Our consolidated leverage ratios at December 31, 2011 and 2010 were 10.91% and 10.56%, respectively. As of December 31, 2011, the most recent notification from the FDIC categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s regulatory capital category.

During the year ended December 31, 2011, the Company made no contributions to the Bank. At December 31, 2011, all three of the capital ratios of the Bank exceeded the minimum ratios required by federal regulation. Management monitors these ratios on a regular basis to ensure that the Bank remains within regulatory guidelines. Further information regarding the actual and required capital ratios is provided in Note 23 of the Notes to Consolidated Financial Statements in Item 8 below.

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

During 2011, Umpqua’s Board of Directors declared a quarterly cash dividend of $0.05 per common share for the first and second quarters and $0.07 per common share for the third and fourth quarters. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth. We expect that the dividend rate will be reassessed on a quarterly basis by the Board of Directors in accordance with the dividend policy. The payment of cash dividends is subject to regulatory limitations as described under the Supervision and Regulation section of Part I of this report.

There is no assurance that future cash dividends on common shares will be declared or increased. The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the years ended December 31, 2011, 2010 and 2009:

Cash Dividends and Payout Ratios per Common Share

	2011	2010	2009
Dividend declared per common share	$0.24	$0.20	$0.20
Dividend payout ratio	37%	133%	-8%

The Company’s share repurchase plan, which was first approved by the Board and announced in August 2003, was amended on September 29, 2011 to increase the number of common shares available for repurchase under the plan to 15 million shares. The repurchase program will run through June 2013. As of December 31, 2011, a total of 12.6 million shares remained available for repurchase. The Company repurchased 2.5 million shares under the repurchase plan in 2011. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan. In addition, our stock plans provide that option and award holders may pay for the exercise price and tax withholdings in part or whole by tendering previously held shares.

Umpqua Holdings Corporation

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk arises primarily from credit risk and interest rate risk inherent in our investment, lending and financing activities. To manage our credit risk, we rely on various controls, including our underwriting standards and loan policies, internal loan monitoring and periodic credit reviews as well as our allowance of loan and lease losses (“ALLL”) methodology, all of which are administered by the Bank’s Credit Quality Group or ALLL Committee. Additionally, the Bank’s Loan and Investment Committee provides board oversight over the Company’s loan and investment portfolio risk management functions, and the Bank’s Audit and Compliance Committee provides board oversight of the ALLL process and reviews and approves the ALLL methodology.

Interest rate risk is the potential for loss resulting from adverse changes in the level of interest rates on the Company’s net interest income. The absolute level and volatility of interest rates can have a significant impact on our profitability. The objective of interest rate risk management is to identify and manage the sensitivity of net interest income to changing interest rates to achieve our overall financial objectives. Based on economic conditions, asset quality and various other considerations, management establishes tolerance ranges for interest rate sensitivity and manages within these ranges. Net interest income and the fair value of financial instruments are greatly influenced by changes in the level of interest rates. We manage exposure to fluctuations in interest rates through policies that are established by the Asset/Liability Management Committee (“ALCO”). The ALCO meets monthly and has responsibility for developing asset/liability management policy, formulating and implementing strategies to improve balance sheet positioning and earnings and reviewing interest rate sensitivity. The Board of Directors’ Loan and Investment Committee provides oversight of the asset/liability management process, reviews the results of the interest rate risk analyses prepared for the ALCO and approves the asset/liability policy on an annual basis.

We measure our interest rate risk position on at least a quarterly basis using three methods: (i) gap analysis, (ii) net interest income simulation; and (ii) economic value of equity (fair value of financial instruments) modeling. The results of these analyses are reviewed by ALCO and the Loan and Investment Committee quarterly. If hypothetical changes to interest rates cause changes to our simulated net interest income simulation or economic value of equity modeling outside of our pre-established internal limits, we may adjust our asset and liability size or mix in our effort to bring our interest rate risk exposure within our established limits.

Gap Analysis

A gap analysis provides information about the volume and repricing characteristics and relationship between the amounts of interest-sensitive assets and interest-bearing liabilities at a particular point in time. An effective interest rate strategy attempts to match the volume of interest sensitive assets and interest bearing liabilities respond to changes in interest rates within an acceptable timeframe, thereby minimizing the impact of interest rate changes on net interest income. Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities at a point in time that are subject to repricing at various time horizons: immediate to three months, four to twelve months, one to five years, over five years, and on a cumulative basis. The differences are known as interest sensitivity gaps. The main focus of this interest rate management tool is the gap sensitivity identified as the cumulative one year gap. The table below sets forth interest sensitivity gaps for these different intervals as of December 31, 2011.

Interest Sensitivity Gap

December 31, 2011

(in thousands)

	By Repricing Interval
	0-3 Months	4-12 Months	1-5 Years	Over 5 Years	Non-Rate- Sensitive	Total
ASSETS
Interest bearing deposits	$445,954	$—	$—	$—	$—	$445,954
Temporary Investments	547	—	—	—	—	547
Trading account assets	2,309	—	—	—	—	2,309
Securities held to maturity	332,435	843,002	1,578,389	254,941	159,811	3,168,578
Securities available for sale	1,304	177	908	2,906	(581)	4,714
Loans held for sale	1,642	5,927	26,979	64,143	—	98,691
Non-covered loans and leases	2,019,503	1,104,417	2,537,232	142,991	83,955	5,888,098
Covered loans and leases	140,916	170,263	313,985	20,737	(23,450)	622,451
Non-interest earning assets	—	—	—	—	1,332,013	1,332,013

Total assets	2,944,610	2,123,786	4,457,493	485,718	1,551,748	$11,563,355

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	993,579	—	—	—	—	$993,579
Savings and money market deposits	4,048,313	—	—	—	—	4,048,313
Time deposits	626,157	962,967	689,848	2,705	—	2,281,677
Securities sold under agreements to repurchase	124,605	—	—	—	—	124,605
Term debt	9	26	190,154	55,346	10,141	255,676
Junior subordinated debentures, at fair value	134,024				(51,119)	82,905
Junior subordinated debentures, at amortized cost	85,572	—	—	10,465	6,507	102,544
Non-interest bearing liabilities and shareholders’ equity	—	—	—	—	3,674,056	3,674,056

Total liabilities and shareholders’ equity	6,012,259	962,993	880,002	68,516	3,639,585	$11,563,355

Interest rate sensitivity gap	(3,067,649)	1,160,793	3,577,491	417,202	(2,087,837)
Cumulative interest rate sensitivity gap	$(3,067,649)	$(1,906,856)	$1,670,635	$2,087,837	$—

Cumulative gap as a % of earning assets	-30.0%	-18.6%	16.3%	20.4%

Umpqua Holdings Corporation

The gap table has inherent limitations and actual results may vary significantly from the results suggested by the gap table. The gap table is unable to incorporate certain balance sheet characteristics or factors. The gap table assumes a static balance sheet and looks at the repricing of existing assets and liabilities without consideration of new loans and deposits that reflect a more current interest rate environment. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly, while the timing of repricing for both the asset and the liability remains the same, thus impacting net interest income. This characteristic is referred to as basis risk and generally relates to the possibility that the repricing characteristics of short-term assets tied to the prime rate are different from those of short-term funding sources such as certificates of deposit. Varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities that are not reflected in the interest rate sensitivity analysis. These prepayments may have a significant impact on our net interest margin.

For example, unlike the net interest income simulation, the interest rate risk profile of certain deposit products and floating rate loans that have reached their floors cannot be captured effectively in a gap table. Although the table shows the amount of certain assets and liabilities scheduled to reprice in a given time frame, it does not reflect when or to what extent such repricings may actually occur. For example, interest-bearing checking, money market and savings deposits are shown to reprice in the first 3 months, but we may choose to reprice these deposits more slowly and incorporate only a portion of the movement in market rates based on market conditions at that time. Alternatively, a loan which has reached its floor may not reprice even though market interest rates change causing such loan to act like a fixed rate loan regardless of its scheduled repricing date. The gap table as presented cannot factor in the flexibility we believe we have in repricing deposits or the floors on our loans.

Because of these factors, an interest sensitivity gap analysis may not provide an accurate assessment of our exposure to changes in interest rates. We believe the estimated effect of a change in interest rates is better reflected in our net interest income and market value of equity simulations.

Net Interest Income Simulation

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

Management utilizes an interest rate simulation model to estimate the sensitivity of net interest income to changes in market interest rates. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. These estimates are based upon a number of assumptions for each scenario, including changes in the size or mix of the balance sheet, new volume rates for new balances, the rate of prepayments, and the correlation of pricing to changes in the interest rate environment. For example, for interest bearing deposit balances we may choose to reprice these balances more slowly and incorporate only a portion of the movement in market rates based on market conditions at that time. Additionally, our primary analysis assumes a static balance sheet, both in terms of the total size and mix of our balance sheet, meaning cash flows from the maturity or repricing of assets and liabilities are redeployed in the same instrument at modeled rates.

Changes that could vary significantly from our assumptions include loan and deposit growth or contraction, changes in the mix of our earning assets or funding sources, the performance of covered loans accounted for under the expected cash flow method, and future asset/liability management decisions, all of which may have significant effects on our net interest income. Also, some of the assumptions made in the simulation model may not materialize and unanticipated events and circumstances will occur. In addition, the simulation model does not take into account any future actions management could undertake to mitigate the impact of interest rate changes or the impact a change in interest rates may have on our credit risk profile, loan prepayment estimates and spread relationships, which can change regularly. Actions we could undertake include, but are not limited to, growing or contracting the balance sheet, changing the composition of the balance sheet, or changing our pricing strategies for loans or deposits.

The estimated impact on our net interest income over a time horizon of one year as of December 31, 2011 is indicated in the table below. For the scenarios shown, the interest rate simulation assumes a parallel and sustained shift in market interest rates ratably over a twelve-month period and no change in the composition or size of the balance sheet. For example, the “up 200 basis points” scenario is based on a theoretical increase in market rates of 16.7 basis points per month for twelve months applied to the balance sheet of December 31 for each respective year.

Interest Rate Simulation Impact on Net Interest Income

As of December 31,

(dollars in thousands)

	2011		2010		2009
	Increase (Decrease) in Net Interest Income from Base Scenario	Percentage Change	Increase (Decrease) in Net Interest Income from Base Scenario	Percentage Change	Decrease in Net Interest Income from Base Scenario	Percentage Change
Up 300 basis points	$6,383	1.6%	$7,495	2.0%	$(1,203)	-0.4%
Up 200 basis points	$5,031	1.3%	$9,115	2.4%	$(2,118)	-0.6%
Up 100 basis points	$2,021	0.5%	$6,464	1.7%	$(3,033)	-0.9%
Down 100 basis points	$(6,153)	-1.5%	$(12,478)	-3.3%	$(290)	-0.1%
Down 200 basis points	$(15,460)	-3.9%	$(21,512)	-5.7%	$(7,609)	-2.2%
Down 300 basis points	$(24,236)	-6.1%	$(30,172)	-8.0%	$(14,928)	-4.4%

Asset sensitivity indicates that in a rising interest rate environment a Company’s net interest margin would increase and in decreasing interest rate environment a Company’s net interest margin would decrease. Liability sensitivity indicates that in a rising interest rate environment a Company’s net interest margin would decrease and in decreasing interest rate environment a Company’s net interest margin would increase. For both December 31, 2011 and December 31, 2010, we were “asset-sensitive” in both increased and decreased market interest rate scenarios, although the relative level of asset sensitivity in 2011 declined from the prior year. At December 31, 2009, we were “liability-sensitive” in an increased market interest rate scenario, and “asset-sensitive” in a decreased market interest rate scenario.

In general, we view the net interest income model results as more relevant to the Company’s current operating profile (a going concern), and we primarily manage our balance sheet based on this information.

Economic Value of Equity

Another interest rate sensitivity measure we utilize is the quantification of market value changes for all financial assets and liabilities, given an increase or decrease in market interest rates. This approach provides a longer-term view of interest rate risk, capturing all future expected cash flows. Assets and liabilities with option characteristics are measured based on different interest rate path valuations using statistical rate simulation techniques. The projections are by their nature forward-looking and therefore inherently uncertain, and include various assumptions regarding cash flows and discount rates.

Umpqua Holdings Corporation

The table below illustrates the effects of various instantaneous market interest rate changes on the fair values of financial assets and liabilities (excluding mortgage servicing rights) as compared to the corresponding carrying values and fair values:

Interest Rate Simulation Impact on Fair Value of Financial Assets and Liabilities

As of December 31,

(dollars in thousands)

	2011		2010
	Decrease in Estimated Fair Value of Equity	Percentage Change	Increase (Decrease) in Estimated Fair Value of Equity	Percentage Change
Up 300 basis points	$(115,995)	-6.0%	$(214,740)	-9.3%
Up 200 basis points	$(48,051)	-2.5%	$(114,667)	-5.0%
Up 100 basis points	$(14,229)	-0.7%	$(59,857)	-2.6%
Down 100 basis points	$(17,857)	0.0%	$(55,141)	-2.4%
Down 200 basis points	$24,283	1.3%	$(126,830)	-5.5%
Down 300 basis points	$160,635	8.3%	$(179,198)	-7.8%

As of December 31, 2011, our economic value of equity model indicates a liability sensitive profile, suggesting a sudden or sustained increase in rates would result in a decrease in our estimated market value of equity. Consistent with the results in the interest rate simulation impact on net interest income, our overall sensitivity to market interest rate changes as of December 31, 2011 has decreased compared to December 31, 2010. As of December 31, 2011, our estimated economic value of equity (fair value of financial assets and liabilities) exceeded our book value of equity. This result is primarily based on the significant value placed on the Company’s significant amount of noninterest bearing and low interest bearing deposits and fixed rates or floors characteristics included in the Company’s loan portfolio. While noninterest bearing deposits do not impact the net interest income simulation, the value of these deposits have a significant impact on the economic value of equity model, particularly when market rates are assumed to rise.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Umpqua Holdings Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Umpqua Holdings Corporation and Subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risks. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Umpqua Holdings Corporation and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Umpqua Holdings Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Moss Adams LLP

Portland, Oregon

February 17, 2012

Umpqua Holdings Corporation

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

(in thousands, except shares)

	December 31, 2011	December 31, 2010
ASSETS
Cash and due from banks	$152,265	$111,946
Interest bearing deposits	445,954	891,634
Temporary investments	547	545

Total cash and cash equivalents	598,766	1,004,125
Investment securities
Trading, at fair value	2,309	3,024
Available for sale, at fair value	3,168,578	2,919,180
Held to maturity, at amortized cost	4,714	4,762
Loans held for sale	98,691	75,626
Non-covered loans and leases	5,888,098	5,658,987
Allowance for non-covered loan and lease losses	(92,968)	(101,921)

Non-covered loans and leases, net	5,795,130	5,557,066
Covered loans and leases, net of allowance of $14,320 and $2,721	622,451	785,898
Restricted equity securities	32,581	34,475
Premises and equipment, net	152,366	136,599
Goodwill and other intangible assets, net	677,224	681,969
Mortgage servicing rights, at fair value	18,184	14,454
Non-covered other real estate owned	34,175	32,791
Covered other real estate owned	19,491	29,863
FDIC indemnification asset	91,089	146,413
Other assets	247,606	242,465

Total assets	$11,563,355	$11,668,710

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$1,913,121	$1,616,687
Interest bearing	7,323,569	7,817,118

Total deposits	9,236,690	9,433,805
Securities sold under agreements to repurchase	124,605	73,759
Term debt	255,676	262,760
Junior subordinated debentures, at fair value	82,905	80,688
Junior subordinated debentures, at amortized cost	102,544	102,866
Other liabilities	88,522	72,258

Total liabilities	9,890,942	10,026,136

COMMITMENTS AND CONTINGENCIES (NOTE 20)

SHAREHOLDERS’ EQUITY
Common stock, no par value, 200,000,000 shares authorized; issued and outstanding: 112,164,891 in 2011 and 114,536,814 in 2010	1,514,913	1,540,928
Retained earnings	123,726	76,701
Accumulated other comprehensive income	33,774	24,945

Total shareholders’ equity	1,672,413	1,642,574

Total liabilities and shareholders’ equity	$11,563,355	$11,668,710

See notes to consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands, except per share amounts)

	2011	2010	2009
INTEREST INCOME
Interest and fees on non-covered loans	$319,702	$336,320	$355,195
Interest and fees on covered loans	86,011	73,812	—
Interest and dividends on investment securities
Taxable	85,785	67,388	60,195
Exempt from federal income tax	8,653	8,839	7,794
Dividends	12	14	22
Interest on temporary investments and interest bearing deposits	1,590	2,223	526

Total interest income	501,753	488,596	423,732

INTEREST EXPENSE
Interest on deposits	55,743	76,241	88,742
Interest on securities sold under agreements to repurchase and federal funds purchased	539	517	680
Interest on term debt	9,255	9,229	4,576
Interest on junior subordinated debentures	7,764	7,825	9,026

Total interest expense	73,301	93,812	103,024

Net interest income	428,452	394,784	320,708
PROVISION FOR NON-COVERED LOAN AND LEASE LOSSES	46,220	113,668	209,124
PROVISION FOR COVERED LOAN AND LEASE LOSSES	16,141	5,151	—

Net interest income after provision for loan and lease losses	366,091	275,965	111,584

NON-INTEREST INCOME
Service charges on deposit accounts	33,096	34,874	32,957
Brokerage commissions and fees	12,787	11,661	7,597
Mortgage banking revenue, net	26,550	21,214	18,688
Gain (loss) on investment securities, net
Gain on sale of investment securities, net	7,735	2,326	8,896
Total other-than-temporary impairment losses	(190)	(93)	(12,556)
Portion of other-than-temporary impairment losses (transferred from) recognized in other comprehensive income	(169)	(321)	1,983

Total gain (loss) on investment securities, net	7,376	1,912	(1,677)
(Loss) gain on junior subordinated debentures carried at fair value	(2,197)	4,980	6,482
Bargain purchase gain on acquisition	—	6,437	—
Change in FDIC indemnification asset	(6,168)	(16,445)	—
Other income	12,674	11,271	9,469

Total non-interest income	84,118	75,904	73,516

NON-INTEREST EXPENSE
Salaries and employee benefits	179,480	162,875	126,850
Net occupancy and equipment	51,284	45,940	39,673
Communications	11,214	10,464	7,671
Marketing	6,138	6,225	4,529
Services	24,170	22,576	21,918
Supplies	2,824	3,998	3,257
FDIC assessments	10,768	15,095	15,825
Net loss on non-covered other real estate owned	10,690	8,097	23,204
Net loss (gain) on covered other real estate owned	7,481	(2,172)	—
Intangible amortization and impairment	4,948	5,389	6,165
Goodwill impairment	—	—	111,952
Merger related expenses	360	6,675	273
Other expenses	29,614	32,576	18,086

Total non-interest expense	338,971	317,738	379,403

Income (loss) before provision for (benefit from) income taxes	111,238	34,131	(194,303)
Provison for (benefit from) income taxes	36,742	5,805	(40,937)

Net income (loss)	$74,496	$28,326	$(153,366)

Umpqua Holdings Corporation

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands, except per share amounts)

	2011	2010	2009
Net income (loss)	$74,496	$28,326	$(153,366)
Preferred stock dividends	—	12,192	12,866
Dividends and undistributed earnings allocated to participating securities	356	67	30

Net earnings (loss) available to common shareholders	$74,140	$16,067	$(166,262)

Earnings (loss) per common share:
Basic	$0.65	$0.15	$(2.36)
Diluted	$0.65	$0.15	$(2.36)

Weighted average number of common shares outstanding:
Basic	114,220	107,922	70,399
Diluted	114,409	108,153	70,399

See notes to consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands, except shares)

		Common Stock
	Preferred Stock	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Total
BALANCE AT JANUARY 1, 2009	$202,178	60,146,400	$1,005,820	$264,938	$14,072	$1,487,008
Net loss				(153,366)		(153,366)
Other comprehensive income, net of tax					10,883	10,883

Comprehensive loss						$(142,483)

Issuance of common stock		26,538,461	245,697			245,697
Stock-based compensation			2,188			2,188
Stock repurchased and retired		(19,516)	(174)			(174)
Issuances of common stock under stock plans and related net tax deficiencies		120,243	(243)			(243)
Amortization of discount on preferred stock	2,157			(2,157)		—
Dividends declared on preferred stock				(10,739)		(10,739)
Cash dividends on common stock ($0.20 per share)				(14,737)		(14,737)

Balance at December 31, 2009	$204,335	86,785,588	$1,253,288	$83,939	$24,955	$1,566,517

BALANCE AT JANUARY 1, 2010	$204,335	86,785,588	$1,253,288	$83,939	$24,955	$1,566,517
Net income				28,326		28,326
Other comprehensive (loss) income, net of tax					(10)	(10)

Comprehensive income						$28,316

Issuance of common stock		8,625,000	89,786			89,786
Stock-based compensation			3,505			3,505
Stock repurchased and retired		(22,541)	(284)			(284)
Issuances of common stock under stock plans and related net tax benefit		173,767	844			844
Redemption of preferred stock issued to U.S. Treasury	(214,181)					(214,181)
Issuance of preferred stock	198,289					198,289
Conversion of preferred stock to common stock	(198,289)	18,975,000	198,289			—
Amortization of discount on preferred stock	9,846			(9,846)		—
Dividends declared on preferred stock				(3,686)		(3,686)
Repurchase of warrants issued to U.S. Treasury			(4,500)			(4,500)
Cash dividends on common stock ($0.20 per share)				(22,032)		(22,032)

Balance at December 31, 2010	$—	114,536,814	$1,540,928	$76,701	$24,945	$1,642,574

BALANCE AT JANUARY 1, 2011	$—	114,536,814	$1,540,928	$76,701	$24,945	$1,642,574
Net income				74,496		74,496
Other comprehensive income, net of tax					8,829	8,829

Comprehensive income						$83,325

Stock-based compensation			3,785			3,785
Stock repurchased and retired		(2,557,056)	(29,754)			(29,754)
Issuances of common stock under stock plans and related net tax deficiencies		185,133	(46)			(46)
Cash dividends on common stock ($0.24 per share)				(27,471)		(27,471)

Balance at December 31, 2011	$—	112,164,891	$1,514,913	$123,726	$33,774	$1,672,413

See notes to consolidated financial statements

Umpqua Holdings Corporation

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands)

	2011	2010	2009
Net income (loss)	$74,496	$28,326	$(153,366)

Available for sale securities:
Unrealized gains arising during the year	22,101	1,305	23,888
Reclassification adjustment for gains realized in net income (net of tax expense of $3,094, $930, and $3,431 in 2011, 2010, and 2009, respectively)	(4,641)	(1,396)	(5,147)
Income tax expense related to unrealized gains	(8,840)	(522)	(9,555)

Net change in unrealized gains	8,620	(613)	9,186

Held to maturity securities:
Reclassification adjustment for impairments realized in net income (net of tax benefit of $1,716 in 2009)	—	—	2,574
Amortization of unrealized losses on investment securities transferred to held to maturity (net of tax benefit of $70 in 2009)	—	—	103

Net change in unrealized losses on investment securities transferred to held to maturity	—	—	2,677

Unrealized (losses) gain related to factors other than credit (net of tax expense of $34 and $1,080 in 2011 and 2009, respectively and tax benefit of $150 in 2010)	(52)	225	(1,620)
Reclassification adjustment for impairments realized in net income (net of tax benefit of $108, $137 and $307 in 2011, 2010 and 2009, respectively)	161	205	460
Accretion of unrealized losses related to factors other than credit to investment securities held to maturity (net of tax benefit of $66, $115 and $120 in 2011, 2010 and 2009, respectively)	100	173	180

Net change in unrealized losses related to factors other than credit	209	603	(980)

Other comprehensive income (loss), net of tax	8,829	(10)	10,883

Comprehensive income (loss)	$83,325	$28,316	$(142,483)

See notes to consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands)

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$74,496	$28,326	$(153,366)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax expense (benefit)	2,000	4,393	(18,360)
Amortization of investment premiums, net	36,086	20,464	9,301
Gain on sale of investment securities, net	(7,735)	(2,326)	(8,896)
Other-than-temporary impairment on investment securities available for sale	—	—	239
Other-than-temporary impairment on investment securities held to maturity	359	414	10,334
Loss on sale of non-covered other real estate owned	1,743	4,023	10,957
Gain on sale of covered other real estate owned	(1,228)	(4,113)	—
Valuation adjustment on non-covered other real estate owned	8,947	4,074	12,247
Valuation adjustment on covered other real estate owned	8,709	1,941	—
Provision for non-covered loan and lease losses	46,220	113,668	209,124
Provision for covered loan and lease losses	16,141	5,151	—
Bargain purchase gain on acquisition	—	(6,437)	—
Change in FDIC indemnification asset	6,168	16,445	—
Depreciation, amortization and accretion	13,151	9,199	11,649
Goodwill impairment	—	—	111,952
Increase in mortgage servicing rights	(6,720)	(5,645)	(7,570)
Change in mortgage servicing rights carried at fair value	2,990	3,878	3,150
Change in junior subordinated debentures carried at fair value	2,217	(4,978)	(6,854)
Stock-based compensation	3,785	3,505	2,188
Net decrease (increase) in trading account assets	715	(751)	(286)
Gain on sale of loans	(10,676)	(10,923)	(6,649)
Origination of loans held for sale	(821,744)	(702,449)	(682,535)
Proceeds from sales of loans held for sale	809,355	670,872	677,598
Excess tax benefits from the exercise of stock options	(6)	(7)	(1)
Change in other assets and liabilities
Net (increase) decrease in other assets	(17,798)	47,011	(72,570)
Net increase (decrease) in other liabilities	15,177	2,914	(8,426)

Net cash provided by operating activities	182,352	198,649	93,226

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(1,190,686)	(1,498,224)	(1,002,490)
Purchases of investment securities held to maturity	(1,573)	—	—
Proceeds from investment securities available for sale	927,276	408,670	464,376
Proceeds from investment securities held to maturity	1,637	1,675	2,282
Redemption of restricted equity securities	1,894	472	1,280
Net non-covered loan and lease (originations) paydowns	(327,032)	146,252	(121,257)
Net covered loan and lease paydowns	119,772	119,941	—
Proceeds from sales of loans	11,185	38,744	12,519
Proceeds from disposals of furniture and equipment	921	1,237	270
Purchases of premises and equipment	(33,974)	(47,559)	(11,239)
Net proceeds from FDIC indemnification asset	54,881	48,443	—
Proceeds from sales of non-covered other real estate owned	35,340	25,124	26,167
Proceeds from sales of covered other real estate owned	17,615	14,598	—
Proceeds from sale of acquired insurance portfolio	—	5,150	—
Cash acquired in merger, net of cash consideration paid	—	179,046	178,905

Net cash used by investing activities	(382,744)	(556,431)	(449,187)

Umpqua Holdings Corporation

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands)

	2011	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposit liabilities	$(196,063)	$847,895	$667,610
Net increase (decrease) in securities sold under agreements to repurchase	50,846	28,579	(2,408)
Repayment of term debt	(4,993)	(165,789)	(130,191)
Proceeds from issuance of preferred stock	—	198,289	—
Redemption of preferred stock	—	(214,181)	—
Repurchase of warrants issued to U.S. Treasury	—	(4,500)	—
Net proceeds from issuance of common stock	—	89,786	245,697
Dividends paid on preferred stock	—	(3,686)	(10,739)
Dividends paid on common stock	(25,317)	(20,626)	(13,399)
Excess tax benefits from the exercise of stock options	6	7	1
Proceeds from stock options exercised	308	1,004	301
Retirement of common stock	(29,754)	(284)	(174)

Net cash (used) provided by financing activities	(204,967)	756,494	756,698

Net (decrease) increase in cash and cash equivalents	(405,359)	398,712	400,737
Cash and cash equivalents, beginning of year	1,004,125	605,413	204,676

Cash and cash equivalents, end of year	$598,766	$1,004,125	$605,413

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$78,690	$99,556	$106,541
Income taxes	$47,608	$285	$48

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gains on investment securities available for sale, net of taxes	$8,620	$(613)	$9,186
Change in unrealized loss on investment securities transferred to held to maturity, net of taxes	$—	$—	$2,677
Change in unrealized losses on investment securities held to maturity related to factors other than credit, net of taxes	$209	$603	$(980)
Cash dividend declared on common and preferred stock and payable after period-end	$7,890	$5,745	$4,346
Transfer of non-covered loans to non-covered other real estate owned	$47,414	$41,491	$50,914
Transfer of covered loans to covered other real estate owned	$15,271	$15,350	$—
Transfer from FDIC indemnification asset to due from FDIC and other	$49,156	$84,660	$—
Transfer of covered loans to non-covered loans	$12,263	$—	$—
Receivable from sales of noncovered other real estate owned and loans	$1,100	$45	$4,875
Receivable from sales of covered other real estate owned	$547	$—	$—
Conversion of preferred stock to common stock	$—	$198,289	$—
Acquisitions:
Assets acquired	$—	$1,512,048	$4,978
Liabilities assumed	$—	$1,505,611	$183,883

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

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

Consolidation—The accompanying consolidated financial statements include the accounts of the Company, the Bank and Umpqua Investments. All significant intercompany balances and transactions have been eliminated in consolidation. As of December 31, 2011, the Company had 14 wholly-owned trusts (“Trusts”) that were formed to issue trust preferred securities and related common securities of the Trusts. The Company has not consolidated the accounts of the Trusts in its consolidated financial statements in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB”) ASC 810, Consolidation (“ASC 810”). As a result, the junior subordinated debentures issued by the Company to the Trusts are reflected on the Company’s consolidated balance sheet as junior subordinated debentures.

Subsequent events—The Company has evaluated events and transactions subsequent to December 31, 2011 for potential recognition or disclosure.

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

Umpqua Holdings Corporation and Subsidiaries

Prior to the second quarter of 2009, the Company would assess an other-than-temporary impairment (“OTTI”) or permanent impairment based on the nature of the decline and whether the Company has the ability and intent to hold the investments until a market price recovery. If the Company determined a security to be other-than-temporarily or permanently impaired, the full amount of impairment would be recognized through earnings in its entirety. New guidance related to the recognition and presentation of OTTI of debt securities became effective in the second quarter of 2009. Rather than asserting whether a Company has the ability and intent to hold an investment until a market price recovery, a Company must consider whether it intends to sell a security or if it is likely that they would be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity. For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the amount recorded in OCI increases the carrying value of the investment and does not affect earnings. If there is an indication of additional credit losses the security is re-evaluated according to the procedures described above. OTTI losses totaling $359,000, $414,000, and $10.6 million were recognized through earnings in the years ended December 31, 2011, 2010 and 2009, respectively, within total gain (loss) on investment securities, net.

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

Covered Loans—Loans acquired in a FDIC-assisted acquisition that are subject to a loss-share agreement are referred to as “covered loans” and reported separately in our consolidated balance sheets. Covered loans are reported exclusive of the expected cash flow reimbursements expected from the FDIC. Acquired loans are aggregated into pools based on individually evaluated common risk characteristics and aggregate expected cash flows were estimated for each pool. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. The Company aggregated all of the loans acquired in the FDIC-assisted acquisitions into different pools based on common risk characteristics such as risk rating, underlying collateral, type of interest rate (fixed or adjustable), types of amortization, and other similar factors. A loan will be removed from a pool of loans only if the loan is sold, foreclosed, or assets are received in full satisfaction of the loan, and will be removed from the pool at its carrying value. If an individual loan is removed from a pool of loans, the difference between its relative carrying amount and its cash, fair value of the collateral, or other assets received will be recognized in income immediately as interest income on loans and would not affect the effective yield used to recognize the accretable yield on the remaining pool. Loans originally placed into a performing pool are not reported individually as 30-89 days past due, non-performing (90+ days past due or nonaccrual), or accounted for as a troubled debt restructuring as the pool is the unit of accounting. Rather, these metrics related to the underlying loans within a performing pool will be considered in our ongoing assessment and estimates of future cash flows. If, at acquisition, the loans are collateral dependent and acquired primarily for the rewards of ownership of the underlying collateral, or if cash flows expected to be collected cannot be reasonably estimated, accrual of income is inappropriate.

The cash flows expected to be received over the life of the pool were estimated by management with the assistance of a third party valuation specialist. These cash flows were input into a FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”) compliant loan accounting system which calculates the carrying values of the pools and underlying loans, book yields, effective interest income and impairment, if any, based on actual and projected events. Default rates, loss severity, and prepayment speeds assumptions will be periodically reassessed and updated within the accounting system to update our expectation of future cash flows. The excess of the cash flows expected to be collected over a pool’s carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the loan or pool using the effective yield method. The accretable yield may change due to changes in the timing and amounts of expected cash flows. Changes in the accretable yield are disclosed quarterly.

The excess of the undiscounted contractual balances due over the cash flows expected to be collected is considered to be the nonaccretable difference. The nonaccretable difference represents our estimate of the credit losses expected to occur and was considered in determining the fair value of the loans as of the acquisition date. Subsequent to the acquisition date, any increases in expected cash flows over those expected at purchase date in excess of fair value are adjusted through an increase to the accretable yield on a prospective basis. Any subsequent decreases in expected cash flows attributable to credit deterioration are recognized by recording a provision for covered loan losses.

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

The covered loan portfolio also includes revolving lines of credit with funded and unfunded commitments. Balances outstanding at the time of acquisition are accounted for under ASC 310-30. Any additional advances on these loans subsequent to the acquisition date are not accounted for under ASC 310-30.

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

Non-covered loans are reported as restructured when the Bank grants a concession(s) to a borrower experiencing financial difficulties that it would not otherwise consider. Examples of such concessions include forgiveness of principal or accrued interest, extending the maturity date or providing a lower interest rate than would be normally available for a transaction of similar risk. As a result of these concessions, restructured loans are impaired as the Bank will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement. Impairment reserves on non-collateral dependent restructured loans are measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value. These impairment reserves are recognized as a specific component to be provided for in the allowance for loan and lease losses.

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

Management believes that the ALLL was adequate as of December 31, 2011. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 80% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses. The U.S. recession, the housing market downturn, and declining real estate values in our markets have negatively impacted aspects of our loan portfolio, and have led to an increase in non-performing loans, charge-offs, and the allowance for loan and lease losses. A continued deterioration or prolonged delay in economic recovery in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan and lease losses.

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

Restricted Equity Securities—Restricted equity securities were $32.6 million and $34.5 million at December 31, 2011 and 2010, respectively. Federal Home Loan Bank stock amounted to $31.3 million and $33.2 million of the total restricted securities as of December 31, 2011 and 2010, respectively. Federal Home Loan Bank stock represents the Bank’s investment in the

Umpqua Holdings Corporation and Subsidiaries

Federal Home Loan Banks of Seattle and San Francisco (“FHLB”) stock and is carried at par value, which reasonably approximates its fair value. Management periodically evaluates FHLB stock for other-than-temporary or permanent impairment. Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB.

Moody’s Investors Services rating of the FHLB of Seattle as Aaa was confirmed in August 2011, but a negative outlook was assigned as Moody’s revised the rating outlook to negative for U.S. government debt and all issuers Moody’s considers directly-linked to the U.S. government. Standard and Poors’ rating is AA+, but it also issued a negative outlook with the action reflecting the downgrade of the long-term sovereign credit rating of the U.S. in 2011. Based on the above, the Company has determined there is not an other-than-temporary impairment on the FHLB stock investment as of December 31, 2011.

As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2011, the Bank’s minimum required investment in FHLB stock was $10.5 million. The Bank may request redemption at par value of any stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB. The remaining restricted equity securities balance primarily represents an investment in Pacific Coast Bankers’ Bancshares stock.

Premises and Equipment—Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided over the estimated useful life of equipment, generally three to ten years, on a straight-line or accelerated basis. Depreciation is provided over the estimated useful life of premises, up to 39 years, on a straight-line or accelerated basis. Generally, leasehold improvements are amortized over the life of the related lease, or the life of the related asset, whichever is shorter. Expenditures for major renovations and betterments of the Company’s premises and equipment are capitalized.

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

Retained mortgage servicing rights are measured at fair value as of the date of sale. We use quoted market prices when available. Subsequent fair value measurements are determined using a discounted cash flow model. In order to determine the fair value of the MSR, the present value of expected future cash flows is estimated. Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income. This model is periodically validated by an independent external model validation group. The model assumptions and the MSR fair value estimates are also compared to observable trades of similar portfolios as well as to MSR broker valuations and industry surveys, as available. Key assumptions used in measuring the fair value of MSR as of December 31 were as follows:

	2011	2010	2009
Constant prepayment rate	20.39%	18.54%	18.35%
Discount rate	8.60%	8.62%	8.70%
Weighted average life (years)	4.5	4.5	4.5

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

For purposes of evaluating and measuring impairment, servicing rights are based on a discounted cash flow methodology, current prepayment speeds and market discount rates. Any impairment is measured as the amount by which the carrying value of servicing rights for a stratum exceeds its fair value. The carrying value of SBA/USDA servicing rights at December 31, 2011 and 2010 were $666,000 and $721,000, respectively. No impairment charges were recorded for the years ended December 31, 2011, 2010 or 2009 related to SBA/USDA servicing assets.

A premium over the adjusted carrying value is received upon the sale of the guaranteed portion of an SBA or USDA loan. The Bank’s investment in an SBA or USDA loan is allocated among the sold and retained portions of the loan based on the relative fair value of each portion at the time of loan origination, adjusted for payments and other activities. Because the portion

Umpqua Holdings Corporation and Subsidiaries

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

Operating Segments—Public enterprises are required to report certain information about their operating segments in a complete set of financial statements to shareholders. They are also required to report certain enterprise-wide information about the Company’s products and services, its activities in different geographic areas, and its reliance on major customers. The basis for determining the Company’s operating segments is the manner in which management operates the business. Management has identified three primary business segments, Community Banking, Mortgage Banking, and Wealth Management. Prior to January 1, 2011, the Company reported Retail Brokerage, consisting of Umpqua Investments, as its own segment. Effective in 2011, the Company began reporting Umpqua Investments, Umpqua Private Bank, and Umpqua Financial Advisors under the Wealth Management segment. Umpqua Private Bank and Umpqua Financial Advisors do not meet the quantitative thresholds for reporting as separate segments and service the same customer base on Umpqua Investments.

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

The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model using assumptions noted in the following table. Expected volatility is based on the historical volatility of the price of the Company’s common stock. The Company uses historical data to estimate option exercise and stock option forfeiture rates within the valuation model. The expected term of options granted is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules, and represents the period of time that options granted are expected to be outstanding. The expected dividend yield is based on dividend trends and the market value of the Company’s common stock at the time of grant. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant corresponding to the estimated expected term of the options granted. The following weighted average assumptions were used to determine the fair value of stock option grants as of the grant date to determine compensation cost for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Dividend yield	2.79%	2.72%	2.23%
Expected life (years)	7.1	7.1	7.3
Expected volatility	52%	52%	46%
Risk-free rate	2.71%	2.69%	2.18%
Weighted average grant date fair value of options granted	$4.65	$5.24	$3.65

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

Earnings per Share—According to the provisions of FASB ASC 260, Earnings Per Share, nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are included in the computation of EPS pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Certain of the Company’s nonvested restricted stock awards qualify as participating securities.

Net income, less any preferred dividends accumulated for the period (whether or not declared), is allocated between the common stock and participating securities pursuant to the two-class method, based on their rights to receive dividends, participate in earnings or absorb losses. Basic earnings per common share is computed by dividing net earnings available to

Umpqua Holdings Corporation and Subsidiaries

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

Fair Value Measurements—FASB ASC 820, Fair Value Measurements and Disclosure, (“ASC 820”, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data. In general, fair values determined by Level 1 inputs utilize quoted prices for identical assets or liabilities traded in active markets that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Recently Issued Accounting Pronouncements—In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The Update provides additional guidance relating to when creditors should classify loan modifications as troubled debt restructurings. The ASU also ends the deferral issued in January 2010 of the disclosures about troubled debt restructurings required by ASU No. 2010-20. The provisions of ASU No. 2011-02 and the disclosure requirements of ASU No. 2010-20 are effective for the Company’s interim reporting period ending September 30, 2011. The guidance applies retrospectively to restructurings occurring on or after January 1, 2011. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements. The Update amends existing guidance to remove from the assessment of effective control, the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and, as well, the collateral maintenance implementation guidance related to that criterion. ASU No. 2011-03 is effective for the Company’s reporting period beginning on or after December 15, 2011. The guidance applies prospectively to transactions or modification of existing transactions that occur on or after the effective date and early adoption is not permitted. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The Update amends current guidance to allow a company the option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions do not change the items that must be reported in other comprehensive income or when an item of other comprehensive must to reclassified to net income. The amendments do not change the option for a company to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense (benefit) related to the total of other comprehensive income items. The amendments do not affect how earnings per share is calculated or presented. The provisions of ASU No. 2011-05 are effective for the Company’s reporting period beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted and there are no required transition disclosures. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The ASU defers indefinitely the requirement to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income. The Company is currently in the process of evaluating the Updates but does not expect either will have a material impact on the Company’s consolidated financial statements.

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

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The update requires an entity to offset, and present as a single net amount, a recognized eligible asset and a recognized eligible liability when it has an unconditional and legally enforceable right of setoff and intends either to settle the asset and liability on a net basis or to realize the asset and settle the liability simultaneously. The ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013. The Company is currently in the process of evaluating the ASU but does not expect it will have a material impact on the Company’s consolidated financial statements.

Reclassifications—Certain amounts reported in prior years’ financial statements have been reclassified to conform to the current presentation. The results of the reclassifications are not considered material and have no effect on previously reported net earnings (losses) available to common shareholders and earnings (losses) per common share.

Umpqua Holdings Corporation and Subsidiaries

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

The operations of Evergreen and Rainier are included in our operating results from January 23, 2010 and February 27, 2010, respectively, and added combined revenue of $46.2 million and $54.0 million, non-interest expense of $25.3 million and $23.6 million, and earnings of $13.8 million and $11.0 million, net of tax, for the years ended December 31, 2011 and 2010, respectively. These operating results include a bargain purchase gain of $6.4 million for the year ended December 31, 2010, which is not indicative of future operating results. Evergreen’s and Rainiers’s results of operations prior to the acquisition are not included in our operating results. Merger-related expenses of $92,000 and $4.4 million for the years ended December 31, 2011 and 2010 have been incurred in connection with these acquisitions and recognized in a separate line item on the Condensed Consolidated Statements of Operations.

On June 18, 2010, the Nevada State Financial Institutions Division closed Nevada Security Bank (“Nevada Security”), Reno, Nevada and appointed the FDIC as receiver. That same date, Umpqua Bank assumed the banking operations of Nevada Security from the FDIC under a whole bank purchase and assumption agreement with loss-sharing. Under the terms of the loss-sharing agreement, the FDIC will cover a substantial portion of any future losses on loans, related unfunded loan commitments, OREO, and accrued interest on loans for up to 90 days. The FDIC will absorb 80% of losses and share in 80% of loss recoveries on all covered assets. The loss-sharing arrangements for non-single family residential and single family residential loans are in effect for 5 years and 10 years, respectively, and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition dates. With this agreement, Umpqua Bank now assumed five additional store locations, including three in Reno, Nevada, one in Incline Village, Nevada, and one in Roseville, California. This acquisition expands our presence into the State of Nevada.

The operations of Nevada Security are included in our operating results from June 19, 2010, and added revenue of $18.6 million and $15.1 million, non-interest expense of $11.3 million and $7.3 million, and earnings of $2.1 million and $1.3 million, net of tax, for the years ended December 31, 2011 and 2010, respectively. Nevada Security’s results of operations prior to the acquisition are not included in our operating results. Merger-related expenses of $101,000 and $1.7 million for the years ended December 31, 2011 and 2010 have been incurred in connection with the acquisition of Nevada Security and recognized as a separate line item on the Condensed Consolidated Statements of Operations.

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

A summary of the net assets (liabilities) received from the FDIC and the estimated fair value adjustments are presented below:

(in thousands)

	Evergreen	Rainier	Nevada Security
	January 22, 2010	February 26, 2010	June 18, 2010
Cost basis net assets (liabilities)	$58,811	$(50,295)	$53,629
Cash payment received from (paid to) the FDIC	—	59,351	(29,950)
Fair value adjustments:
Loans	(117,449)	(103,137)	(112,975)
Other real estate owned	(2,422)	(6,581)	(17,939)
Other intangible assets	440	6,253	322
FDIC indemnification asset	71,755	76,603	99,160
Deposits	(1,023)	(1,828)	(1,950)
Term debt	(2,496)	(13,035)	—
Other	(1,179)	(3,139)	(690)

Bargain purchase gain (goodwill)	$6,437	$(35,808)	$(10,393)

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

The Bank did not immediately acquire all the real estate, banking facilities, furniture or equipment of Evergreen, Rainier, or Nevada Security as part of the purchase and assumption agreements. Rather, the Bank was granted the option to purchase or lease the real estate and furniture and equipment from the FDIC. The term of this option expired 90 days from the acquisition

Umpqua Holdings Corporation and Subsidiaries

dates, unless extended by the FDIC. Acquisition costs of the real estate and furniture and equipment are based on current mutually agreed upon appraisals. Prior to the expiration of option term, Umpqua exercised the right to purchase approximately $344,000 of furniture and equipment for Evergreen, $26.3 million of real estate and furniture and equipment for Rainier, and $2.0 million of real estate, furniture and equipment for Nevada Security.

The statement of assets acquired and liabilities assumed at their estimated fair values of Evergreen, Rainier, and Nevada Security are presented below:

(in thousands)

	Evergreen	Rainier	Nevada Security
	January 22, 2010	February 26, 2010	June 18, 2010
Assets Acquired:
Cash and equivalents	$18,919	$94,067	$66,060
Investment securities	3,850	26,478	22,626
Covered loans	252,493	458,340	215,507
Premises and equipment	—	17	50
Restricted equity securities	3,073	13,712	2,951
Goodwill	—	35,808	10,393
Other intangible assets	440	6,253	322
Mortgage servicing rights	—	62	—
Covered other real estate owned	2,421	6,580	17,938
FDIC indemnification asset	71,755	76,603	99,160
Other assets	328	3,254	2,588

Total assets acquired	$353,279	$721,174	$437,595

Liabilities Assumed:
Deposits	$285,775	$425,771	$437,299
Term debt	60,813	293,191	—
Other liabilities	254	2,212	296

Total liabilities assumed	346,842	721,174	437,595

Net assets acquired/bargain purchase gain	$6,437	$—	$—

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

The following table presents the key components of merger-related expense for years ended December 31, 2011, 2010 and 2009. Substantially all of the merger-related expenses incurred during 2010 were in connection with the FDIC-assisted purchase and assumption of Evergreen, Rainier, and Nevada Security. Substantially all of the merger-related expenses incurred during 2009 were in connection with the FDIC-assisted purchase and assumption of certain assets and liabilities of the Bank of Clark County.

Merger-Related Expense

(in thousands)

	2011	2010	2009
Professional fees	$173	$2,984	$143
Compensation and relocation	—	962	39
Communications	—	330	61
Premises and equipment	82	630	2
Travel	11	710	—
Other	94	1,059	28

Total	$360	$6,675	$273

No additional merger-related expenses are expected in connection with the FDIC-assisted purchase and assumption of Evergreen, Rainier, and Nevada Security assumptions or any other prior acquisitions.

NOTE 3.    CASH AND DUE FROM BANKS

The Bank is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The amount of required reserve balance at December 31, 2011 and 2010 was approximately $33.6 million and $31.8 million, respectively, and was met by holding cash and maintaining an average balance with the Federal Reserve Bank.

NOTE 4.    INVESTMENT SECURITIES

The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at December 31, 2011 and 2010:

December 31, 2011

(in thousands)

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$117,232	$1,234	$(1)	$118,465
Obligations of states and political subdivisions	237,302	16,264	(13)	253,553
Residential mortgage-backed securities and collateralized mortgage obligations	2,755,153	43,152	(3,950)	2,794,355
Other debt securities	151	—	(17)	134
Investments in mutual funds and other equity securities	1,959	112	—	2,071

	$3,111,797	$60,762	$(3,981)	$3,168,578

HELD TO MATURITY:
Obligations of states and political subdivisions	$1,335	$2	$—	$1,337
Residential mortgage-backed securities and collateralized mortgage obligations	3,379	120	(77)	3,422

	$4,714	$122	$(77)	$4,759

Umpqua Holdings Corporation and Subsidiaries

December 31, 2010

(in thousands)

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$117,551	$1,239	$(1)	$118,789
Obligations of states and political subdivisions	213,129	4,985	(1,388)	216,726
Residential mortgage-backed securities and collateralized mortgage obligations	2,543,974	57,506	(19,976)	2,581,504
Other debt securities	152	—	—	152
Investments in mutual funds and other equity securities	1,959	50	—	2,009

	$2,876,765	$63,780	$(21,365)	$2,919,180

HELD TO MATURITY:
Obligations of states and political subdivisions	$2,370	$5	$—	$2,375
Residential mortgage-backed securities and collateralized mortgage obligations	2,392	216	(209)	2,399

	$4,762	$221	$(209)	$4,774

Investment securities that were in an unrealized loss position as of December 31, 2011 and 2010 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral:

December 31, 2011

(in thousands)

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$—	$—	$85	$1	$85	$1
Obligations of states and political subdivisions	516	13	—	—	516	13
Residential mortgage-backed securities and collateralized mortgage obligations	489,475	3,160	52,222	790	541,697	3,950
Other debt securities	—	—	134	17	134	17

Total temporarily impaired securities	$489,991	$3,173	$52,441	$808	$542,432	$3,981

HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$—	$—	$602	$77	$602	$77

Total temporarily impaired securities	$—	$—	$602	$77	$602	$77

December 31, 2010

(in thousands)

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$—	$—	$110	$1	$110	$1
Obligations of states and political subdivisions	60,110	1,366	1,003	22	61,113	1,388
Residential mortgage-backed securities and collateralized mortgage obligations	1,238,483	19,968	1,539	8	1,240,022	19,976

Total temporarily impaired securities	$1,298,593	$21,334	$2,652	$31	$1,301,245	$21,365

HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$—	$—	$658	$209	$658	$209

Total temporarily impaired securities	$—	$—	$658	$209	$658	$209

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

The unrealized losses on obligations of political subdivisions were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities. Management monitors published credit ratings of these securities and no adverse ratings changes have occurred since the date of purchase of obligations of political subdivisions which are in an unrealized loss position as of December 31, 2011. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that Bank will be required to sell these securities before recovery of their amortized cost bases, which may include holding each security until maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

All of the available for sale residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at December 31, 2011 are issued or guaranteed by governmental agencies. The unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost bases, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

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

Umpqua Holdings Corporation and Subsidiaries

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

The following tables present the OTTI losses for the years ended December 31, 2011, 2010 and 2009.

(in thousands)

	2011		2010		2009
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total other-than-temporary impairment losses	$190	$—	$93	$—	$12,317	$239
Portion of other-than-temporary impairment losses transferred from (recognized in) other comprehensive income(1)	169	—	321	—	(1,983)	—

Net impairment losses recognized in earnings(2)	$359	$—	$414	$—	$10,334	$239

(1)	Represents other-than-temporary impairment losses related to all other factors.
(2)	Represents other-than-temporary impairment losses related to credit losses.

New guidance related to the recognition and presentation of OTTI of debt securities became effective beginning in the second quarter of 2009. Rather than asserting whether a Company has the ability and intent to hold an investment until a market price recovery, a Company must consider whether they intend to sell a security or if it is likely that they would be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity. The $8.2 million in OTTI recognized on investment securities held to maturity subsequent to March 31, 2009 primarily relates to 29 non-agency residential collateralized mortgage obligations. Each of these securities holds various levels of credit subordination. The underlying mortgage loans of these securities were originated from 2003 through 2007. At origination, the weighted average loan-to-value of the underlying mortgages was 69%; the underlying borrowers had weighted average FICO scores of 731, and 59% were limited documentation loans. These securities are valued by third-party pricing services using matrix or model pricing methodologies and were corroborated by broker indicative bids. We estimate cash flows of the underlying collateral for each security considering credit, interest and prepayment risk models that incorporate management’s estimate of projected key assumptions including prepayment rates, collateral default rates and loss severity. Assumptions utilized vary from security to security, and are influenced by factors such as loan interest rates, geographic location, borrower characteristics and vintage, and historical experience. We then used a third party to obtain information about the structure of each security, including subordination and other credit enhancements, in order to determine how the underlying collateral cash flows will be distributed to each security issued in the structure. These cash flows are then discounted at the interest rate used to recognize interest income on each security. We review the actual collateral performance of these securities on a quarterly basis and update the inputs as appropriate to determine the projected cash flows. The following table presents a summary of the significant inputs utilized to measure management’s estimate of the credit loss component on these non-agency residential collateralized mortgage obligations as of December 31, 2011 and 2010:

	2011			2010
	Range		Weighted Average	Range		Weighted Average
	Minimum	Maximum		Minimum	Maximum
Constant prepayment rate	10.0%	20.0%	14.0%	5.0%	20.0%	14.9%
Collateral default rate	5.0%	60.0%	22.6%	5.0%	15.0%	10.6%
Loss severity	27.5%	50.0%	32.5%	25.0%	55.0%	37.9%

In the second quarter of 2009 the Company recorded an OTTI charge of $239,000 related to an available for sale collateralized debt obligation that holds trust preferred securities. Management noted certain deferrals and defaults in the pool and believes the impairment represents credit loss in its entirety. Through December 31, 2011, no further OTTI charges have been recorded on available for sale securities.

The following table presents a roll forward of the credit loss component of held to maturity debt securities that have been written down for OTTI with the credit loss component recognized in earnings and the remaining impairment loss related to all other factors recognized in OCI for the years ended December 31, 2011 and 2010, respectively, since the adoption of the revised guidance related to the recognition and presentation of OTTI of debt securities:

	2011	2010
Balance, beginning of period	$12,778	$12,364
Additions:
Subsequent OTTI credit losses	359	414
Reductions:
Securities sold, matured or paid-off	(3,563)	—

Balance, end of period	$9,574	$12,778

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

The following table presents the maturities of investment securities at December 31, 2011:

(in thousands)

	Available For Sale		Held To Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AMOUNTS MATURING IN:
Three months or less	$22,142	$22,217	$—	$—
Over three months through twelve months	424,824	429,396	330	331
After one year through five years	2,272,876	2,310,113	1,096	1,155
After five years through ten years	310,639	323,164	1,023	1,010
After ten years	79,357	81,617	2,265	2,263
Other investment securities	1,959	2,071	—	—

	$3,111,797	$3,168,578	$4,714	$4,759

Umpqua Holdings Corporation and Subsidiaries

The amortized cost and fair value of collateralized mortgage obligations and mortgage-backed securities are presented by expected average life, rather than contractual maturity, in the preceding table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay underlying loans without prepayment penalties.

The following table presents the gross realized gains and gross realized losses on the sale of securities available for sale for the years ended December 31, 2011, 2010 and 2009:

(in thousands)

	2011		2010		2009
	Gains	Losses	Gains	Losses	Gains	Losses
U.S. Treasury and agencies	$—	$—	$—	$1	$—	$—
Obligations of states and political subdivisions	8	—	3	7	—	1
Residential mortgage-backed securities and collateralized mortgage obligations	8,544	817	2,331	—	9,409	591

	$8,552	$817	$2,334	$8	$9,409	$592

The following table presents, as of December 31, 2011, investment securities which were pledged to secure borrowings and public deposits as permitted or required by law:

(in thousands)

	Amortized Cost	Fair Value
To Federal Home Loan Bank to secure borrowings	$183,909	$190,176
To state and local governments to secure public deposits	738,780	759,019
Other securities pledged	191,740	194,200

Total pledged securities	$1,114,429	$1,143,395

The carrying value of investment securities pledged as of December 31, 2011 and December 31, 2010 was $1.1 billion and $1.5 billion.

NOTE 5.    NON-COVERED LOANS AND LEASES

The following table presents the major types of non-covered loans recorded in the balance sheets as of December 31, 2011 and 2010:

(in thousands)

	2011	2010
Commercial real estate
Term & multifamily	$3,558,295	$3,483,475
Construction & development	165,066	247,814
Residential development	90,073	147,813
Commercial
Term	625,766	509,453
LOC & other	832,999	747,419
Residential
Mortgage	315,927	222,416
Home equity loans & lines	272,192	278,585
Consumer & other	38,860	33,043

Total	5,899,178	5,670,018
Deferred loan fees, net	(11,080)	(11,031)

Total	$5,888,098	$5,658,987

As of December 31, 2011, loans totaling $5.1 billion were pledged to secure borrowings and available lines of credit.

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

Umpqua Holdings Corporation and Subsidiaries

Changes to risk factors—Risk factors are assigned at origination and may be changed periodically based on management’s evaluation of the following factors: loss experience; changes in the level of non-performing loans; regulatory exam results; changes in the level of adversely classified loans (positive or negative); improvement or deterioration in local economic conditions; and any other factors deemed relevant.

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

The combination of the formula allowance component and the specific allowance component represent the allocated allowance for loan and lease losses.

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

Management believes that the ALLL was adequate as of December 31, 2011. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 80% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses. The U.S. recession, the housing market downturn, and declining real estate values in our markets have negatively impacted aspects of our loan portfolio. A continued deterioration in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan and lease losses.

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

Activity in the Non-Covered Allowance for Loan and Lease Losses

The following table summarizes activity related to the allowance for non-covered loan and lease losses by non-covered loan portfolio segment for the years ended December 31, 2011 and 2010:

(in thousands)

	December 31, 2011
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Unallocated	Total
Balance, beginning of period	$64,405	$22,146	$5,926	$803	$8,641	$101,921
Charge-offs	(36,011)	(21,071)	(6,333)	(1,636)	—	(65,051)
Recoveries	5,906	3,348	239	385	—	9,878
Provision	25,274	16,062	7,793	1,315	(4,224)	46,220

Balance, end of period	$59,574	$20,485	$7,625	$867	$4,417	$92,968

Umpqua Holdings Corporation and Subsidiaries

	December 31, 2010
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Unallocated	Total
Balance, beginning of period	$67,281	$24,583	$5,811	$455	$9,527	$107,657
Charge-offs	(71,030)	(50,242)	(5,168)	(2,061)	—	(128,501)
Recoveries	6,980	1,318	334	465	—	9,097
Provision	61,174	46,487	4,949	1,944	(886)	113,668

Balance, end of period	$64,405	$22,146	$5,926	$803	$8,641	$101,921

The following table presents the allowance and recorded investment in non-covered loans by portfolio segment and balances individually or collectively evaluated for impairment as of December 31, 2011 and 2010, respectively:

(in thousands)

	December 31, 2011
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Unallocated	Total
Allowance for non-covered loans and leases:
Collectively evaluated for impairment	$58,402	$17,877	$7,621	$867	$4,417	$89,184
Individually evaluated for impairment	1,172	2,608	4	—	—	3,784

Total	$59,574	$20,485	$7,625	$867	$4,417	$92,968

Non-covered loans and leases:
Collectively evaluated for impairment	$3,673,455	$1,432,594	$587,990	$38,860		$5,732,899
Individually evaluated for impairment	139,979	26,171	129	—		166,279

Total	$3,813,434	$1,458,765	$588,119	$38,860		$5,899,178

	December 31, 2010
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Unallocated	Total
Allowance for non-covered loans and leases:
Collectively evaluated for impairment	$61,885	$19,435	$5,918	$803	$8,641	$96,682
Individually evaluated for impairment	2,520	2,711	8	—	—	5,239

Total	$64,405	$22,146	$5,926	$803	$8,641	$101,921

Non-covered loans and leases:
Collectively evaluated for impairment	$3,692,169	$1,221,365	$500,822	$33,043		$5,447,399
Individually evaluated for impairment	186,933	35,507	179	—		222,619

Total	$3,879,102	$1,256,872	$501,001	$33,043		$5,670,018

(1)	The gross non-covered loan and lease balance excludes deferred loans fees of $11.1 million and $11.0 million for the years ended December 31, 2011 and 2010, respectively.

Summary of Reserve for Unfunded Commitments Activity

The following table presents a summary of activity in the reserve for unfunded commitments (“RUC”) and unfunded commitments at December 31, 2011 and 2010:

(in thousands)

	December 31, 2011
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Balance, beginning of period	$33	$575	$158	$52	$818
Net change to other expense	26	58	27	11	122

Balance, end of period	$59	$633	$185	$63	$940

	December 31, 2010
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Balance, beginning of period	$57	$484	$144	$46	$731
Net change to other expense	(24)	91	14	6	87

Balance, end of period	$33	$575	$158	$52	$818

	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Unfunded commitments:
December 31, 2011	$58,013	$605,001	$233,990	$47,577	$944,581
December 31, 2010	$33,326	$548,920	$210,574	$45,556	$838,376

Non-Covered Loans Sold

In the course of managing the loan portfolio, at certain times, management may decide to sell loans prior to resolution. The following table summarizes non-covered loans sold by loan portfolio during the years ended December 31:

(In thousands)

	2011	2010
Commercial Real Estate
Term & multifamily	$7,143	$8,848
Construction & development	28	4,686
Residential development	1,123	15,255
Commercial
Term	151	9,915
LOC & other	2,740	40

Total	$11,185	$38,744

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

Umpqua Holdings Corporation and Subsidiaries

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

Loans are reported as restructured when the Bank grants a concession(s) to a borrower experiencing financial difficulties that it would not otherwise consider. Examples of such concessions include a reduction in the loan rate, forgiveness of principal or accrued interest, extending the maturity date or providing a lower interest rate than would be normally available for a transaction of similar risk. As a result of these concessions, restructured loans are impaired as the Bank will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement. Impairment reserves on non-collateral dependent restructured loans are measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value. These impairment reserves are recognized as a specific component to be provided for in the allowance for loan and lease losses.

Loans are reported as past due when installment payments, interest payments, or maturity payments are past due based on contractual terms. All loans determined to be impaired are individually assessed for impairment except for impaired consumer loans which are collectively evaluated for impairment in accordance with FASB ASC 450, Contingencies (“ASC 450”). The specific factors considered in determining that a loan is impaired include borrower financial capacity, current economic, business and market conditions, collection efforts, collateral position and other factors deemed relevant. Generally, impaired loans are placed on non-accrual status and all cash receipts are applied to the principal balance. Continuation of accrual status and recognition of interest income is generally limited to performing restructured loans.

The Company has written down impaired, non-accrual loans as of December 31, 2011 to their estimated net realizable value, generally based on disposition value, and expects resolution with no additional material loss, absent further decline in market prices.

Non-Covered Non-Accrual Loans and Loans Past Due

The following table summarizes our non-covered, non-accrual loans and loans past due by loan class as of December 31, 2011 and December 31, 2010:

(in thousands)

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing	Total Past Due	Nonaccrual	Current	Total Non- covered Loans and Leases
Commercial real estate
Term & multifamily	$7,319	$11,184	$—	$18,503	$44,486	$3,495,306	$3,558,295
Construction & development	—	662	575	1,237	3,348	160,481	165,066
Residential development	4,171	—	—	4,171	15,836	70,066	90,073
Commercial
Term	2,075	738	1,179	3,992	8,120	613,654	625,766
LOC & other	5,435	1,697	1,397	8,529	8,772	815,698	832,999
Residential
Mortgage	215	965	4,343	5,523	—	310,404	315,927
Home equity loans & lines	492	191	2,648	3,331	—	268,861	272,192
Consumer & other	67	16	679	762	—	38,098	38,860

Total	$19,774	$15,453	$10,821	$46,048	$80,562	$5,772,568	$5,899,178

Deferred loan fees, net							(11,080)

Total							$5,888,098

Umpqua Holdings Corporation and Subsidiaries

	December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing	Total Past Due	Nonaccrual	Current	Total Non- covered Loans and Leases
Commercial real estate
Term & multifamily	$14,596	$8,328	$3,008	$25,932	$49,162	$3,408,381	$3,483,475
Construction & development	2,172	6,726	—	8,898	20,124	218,792	247,814
Residential development	640	—	—	640	34,586	112,587	147,813
Commercial
Term	2,010	932	—	2,942	6,271	500,240	509,453
LOC & other	5,939	1,418	18	7,375	28,034	712,010	747,419
Residential
Mortgage	1,314	1,101	3,372	5,787	—	216,629	222,416
Home equity loans & lines	1,096	1,351	232	2,679	—	275,906	278,585
Consumer & other	361	233	441	1,035	—	32,008	33,043

Total	$28,128	$20,089	$7,071	$55,288	$138,177	$5,476,553	$5,670,018

Deferred loan fees, net							(11,031)

Total							$5,658,987

Non-covered Impaired Loans

The following table summarizes our non-covered impaired loans by loan class as of December 31, 2011 and December 31, 2010:

(in thousands)

	2011
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial real estate
Term & multifamily	$54,673	$47,344	$—	$50,459	$—
Construction & development	22,553	17,744	—	21,498	—
Residential development	30,575	23,212	—	33,864	—
Commercial
Term	14,205	11,311	—	9,339	—
LOC & other	23,132	9,034	—	16,121	—
Residential
Mortgage	—	—	—	—	—
Home equity loans & lines	—	—	—	—	—
Consumer & other	—	—	—	—	—
With an allowance recorded
Commercial real estate
Term & multifamily	22,611	13,105	557	18,792	894
Construction & development	3,762	12,248	151	6,560	798
Residential development	26,326	26,326	464	32,810	1,120
Commercial
Term	1,851	1,851	608	627	140
LOC & other	3,975	3,975	2,000	3,642	—
Residential
Mortgage	—	—	—	143	—
Home equity loans & lines	129	129	4	52	3
Consumer & other	—	—	—	—	—
Total
Commercial Real Estate	$160,500	$139,979	$1,172	$163,983	$2,812
Commercial	43,163	26,171	2,608	29,729	140
Residential	129	129	4	195	3
Consumer & Other	—	—	—	—	—

Total	$203,792	$166,279	$3,784	$193,907	$2,955

Umpqua Holdings Corporation and Subsidiaries

	2010
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded
Commercial real estate
Term & multifamily	$62,605	$49,790	$—	$56,003	$—
Construction & development	33,091	25,558	—	27,588	—
Residential development	63,859	39,011	—	37,603	—
Commercial
Term	8,024	6,969	—	9,420	—
LOC & other	56,046	19,814	—	38,215	—
Residential
Mortgage	—	—	—	—	—
Home equity loans & lines	—	—	—	—	—
Consumer & other	—	—	—	—	—
With an allowance recorded
Commercial real estate
Term & multifamily	29,926	28,070	1,614	28,518	823
Construction & development	—	—	—	1,706	38
Residential development	46,059	44,504	906	54,607	1,474
Commercial
Term	205	205	9	402	48
LOC & other	9,878	8,519	2,702	1,884	14
Residential
Mortgage	179	179	8	3,750	6
Home equity loans & lines	—	—	—	21	—
Consumer & other	—	—	—	—	—
Total
Commercial Real Estate	$235,540	$186,933	$2,520	$206,025	$2,335
Commercial	74,153	35,507	2,711	49,921	62
Residential	179	179	8	3,771	6
Consumer & Other	—	—	—	—	—

Total	$309,872	$222,619	$5,239	$259,717	$2,403

Loans with no related allowance reported generally represent non-accrual loans. The Company recognizes the charge-off of impairment reserves on impaired loans in the period it arises for collateral dependent loans. Therefore, the non-accrual loans as of December 31, 2011 have already been written-down to their estimated net realizable value, based on disposition value, and are expected to be resolved with no additional material loss, absent further decline in market prices. The valuation allowance on impaired loans primarily represents the impairment reserves on performing restructured loans, and is measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value.

At December 31, 2011 and 2010, non-covered impaired loans of $80.6 million and $84.4 million were classified as accruing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The restructured loans on accrual status and two loans included in loans past due 30+ days and accruing represent the only impaired loans accruing interest at December 31, 2011. The restructured loans on accrual status represent the only impaired loans accruing interest at December 31, 2010. In order for a restructured loan to be considered for accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Company had obligations of $205,000 to lend additional funds on the restructured loans as of December 31, 2011.

For the years ended December 31, 2011, 2010 and 2009, interest income of approximately $3.0 million, $2.4 million and $2.4 million, respectively, was recognized in connection with impaired loans. The impaired loans for which these interest income amounts were recognized primarily relate to accruing restructured loans.

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

Minimal Risk—A minimal risk loan, risk rated 1, is to a borrower of the highest quality. The borrower has an unquestioned ability to produce consistent profits and service all obligations and can absorb severe market disturbances with little or no difficulty.

Low Risk—A low risk loan, risk rated 2, is similar in characteristics to a minimal risk loan. Margins may be smaller or protective elements may be subject to greater fluctuation. The borrower will have a strong demonstrated ability to produce profits, provide ample debt service coverage and to absorb market disturbances.

Modest Risk—A modest risk loan, risk rated 3, is a desirable loan with excellent sources of repayment and no currently identifiable risk of collection. The borrower exhibits a very strong capacity to repay the credit in accordance with the repayment agreement. The borrower may be susceptible to economic cycles, but will have reserves to weather these cycles.

Average Risk—An average risk loan, risk rated 4, is an attractive loan with sound sources of repayment and no material collection or repayment weakness evident. The borrower has an acceptable capacity to pay in accordance with the agreement. The borrower is susceptible to economic cycles and more efficient competition, but should have modest reserves sufficient to survive all but the most severe downturns or major setbacks.

Acceptable Risk—An acceptable risk loan, risk rated 5, is a loan with lower than average, but still acceptable credit risk. These borrowers may have higher leverage, less certain but viable repayment sources, have limited financial reserves and may possess weaknesses that can be adequately mitigated through collateral, structural or credit enhancement. The borrower is susceptible to economic cycles and is less resilient to negative market forces or financial events. Reserves may be insufficient to survive a modest downturn.

Watch—A watch loan, risk rated 6, is still pass-rated, but represents the lowest level of acceptable risk due to an emerging risk element or declining performance trend. Watch ratings are expected to be temporary, with issues resolved or manifested to the extent that a higher or lower rating would be appropriate. The borrower should have a plausible plan, with reasonable certainty of success, to correct the problems in a short period of time. Borrowers rated Watch are characterized by elements of uncertainty, such as:

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

Umpqua Holdings Corporation and Subsidiaries

•

Failure of the intended repayment source to materialize as expected, or renewal of a loan (other than cash/marketable security secured or lines of credit) without reduction are possible indicators of a Watch or worse risk rating.

Special Mention—A Special Mention loan, risk rated 7, has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or the institutions credit position at some future date. They contain unfavorable characteristics and are generally undesirable. Loans in this category are currently protected but are potentially weak and constitute an undue and unwarranted credit risk, but not to the point of a Substandard classification. A Special Mention loan has potential weaknesses, which if not checked or corrected, weaken the asset or inadequately protect the Bank’s position at some future date. Such weaknesses include:

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

Substandard—A substandard asset, risk rated 8, is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard. Loans are classified as Substandard when they have unsatisfactory characteristics causing unacceptable levels of risk. A substandard loan normally has one or more well-defined weaknesses that could jeopardize repayment of the debt. The likely need to liquidate assets to correct the problem, rather than repayment from successful operations is the key distinction between Special Mention and Substandard. The following are examples of well-defined weaknesses:

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

Doubtful—Loans classified as doubtful, risk rated 9, have all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors, which may work towards strengthening of the asset, classification as a loss (and immediate charge-off) is deferred until more exact status may be determined. Pending factors include proposed merger, acquisition, liquidation procedures, capital injection, and perfection of liens on additional collateral and refinancing plans. In certain circumstances, a Doubtful rating will be temporary, while the Bank is awaiting an updated collateral valuation. In these cases, once the collateral is valued and appropriate margin applied, the remaining un-collateralized portion will be charged off. The remaining balance, properly margined, may then be upgraded to Substandard, however must remain on non-accrual.

Loss—Loans classified as loss, risk rated 10, are considered un-collectible and of such little value that the continuance as an active Bank asset is not warranted. This rating does not mean that the loan has no recovery or salvage value, but rather that the loan should be charged off now, even though partial or full recovery may be possible in the future.

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

Homogeneous loans are not risk rated until they are greater than 30 days past due, and risk rating is based primarily on the past due status of the loan. The risk rating categories can be generally described by the following groupings for commercial and commercial real estate homogeneous loans:

Special Mention—A homogeneous special mention loan, risk rated 7, is 30-59 days past due from the required payment date at month-end.

Substandard—A homogeneous substandard loan, risk rated 8, is 60-119 days past due from the required payment date at month-end.

Doubtful—A homogeneous doubtful loan, risk rated 9, is 120-149 days past due from the required payment date at month-end.

Loss—A homogeneous loss loan, risk rated 10, is 150 days and more past due from the required payment date. These loans are generally charged-off in the month in which the 150- day time period elapses.

The risk rating categories can be generally described by the following groupings for residential and consumer and other homogeneous loans:

Special Mention—A homogeneous retail special mention loan, risk rated 7, is 30-89 days past due from the required payment date at month-end.

Substandard—A homogeneous retail substandard loan, risk rated 8, is an open-end loan 90-180 days past due from the required payment date at month-end or a closed-end loan 90-120 days past due from the required payment date at month-end.

Umpqua Holdings Corporation and Subsidiaries

Loss—A homogeneous retail loss loan, risk rated 10, is a closed-end loan that becomes past due 120 cumulative days or an open-end retail loan that becomes past due 180 cumulative days from the contractual due date. These loans are generally charged-off in the month in which the 120- or 180-day period elapses.

The following table summarizes our internal risk rating by loan class for the non-covered loan portfolio as of December 30, 2011 and December 31, 2010:

(in thousands)

	December 31, 2011
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Impaired	Total
Commercial real estate
Term & multifamily	$3,075,452	$275,475	$146,919	$—	$—	$60,449	$3,558,295
Construction & development	102,786	19,946	12,342	—	—	29,992	165,066
Residential development	25,062	6,740	8,733	—	—	49,538	90,073
Commercial
Term	586,365	16,631	9,608	—	—	13,162	625,766
LOC & other	775,233	22,051	22,706	—	—	13,009	832,999
Residential
Mortgage	309,478	2,106	296	—	4,047	—	315,927
Home equity loans & lines	268,731	683	773	—	1,876	129	272,192
Consumer & other	38,098	82	254	—	426	—	38,860

Total	$5,181,205	$343,714	$201,631	$—	$6,349	$166,279	$5,899,178

Deferred loan fees, net							(11,080)

Total							$5,888,098

	December 31, 2010
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Impaired	Total
Commercial real estate
Term & multifamily	$2,978,116	$314,094	$113,405	$—	$—	$77,860	$3,483,475
Construction & development	145,108	25,295	51,853	—	—	25,558	247,814
Residential development	27,428	13,764	23,106	—	—	83,515	147,813
Commercial
Term	472,512	17,658	12,109	—	—	7,174	509,453
LOC & other	646,163	30,761	42,162	—	—	28,333	747,419
Residential
Mortgage	216,899	2,414	786	—	2,138	179	222,416
Home equity loans & lines	275,906	2,447	125	—	107	—	278,585
Consumer & other	32,008	595	29	—	411	—	33,043

Total	$4,794,140	$407,028	$243,575	$—	$2,656	$222,619	$5,670,018

Deferred loan fees, net							(11,031)

Total							$5,658,987

The percentage of non-covered impaired loans classified as special mention, substandard, and loss was 3.8%, 96.0%, and 0.2%, respectively, as of December 31, 2011.

Troubled Debt Restructurings

At December 31, 2011 and December 31, 2010, non-covered impaired loans of $80.6 million and $84.4 million were classified as accruing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The restructured loans on accrual status and two loans included in loans past due 30+ days and accruing represent the only impaired loans accruing interest. In order for a restructured loan to be considered for accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow.

Impaired restructured loans carry a specific allowance calculated and the allowance on impaired restructured loans is calculated consistently across the portfolios.

As a result of adopting the amendments in Accounting Standards Update No. 2011-02, the Company reassessed all restructurings that occurred on or after the beginning of the current fiscal year (January 1, 2011) for identification as troubled debt restructurings. The Company identified as troubled debt restructurings certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology. Upon identifying those receivables as troubled debt restructurings, the Company identified them as impaired under the guidance in Section 310-10-35. The amendments in Accounting Standards Update No. 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as impaired. At the end of the first year of adoption (December 31, 2011), the recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under Section 310-10-35 was $5.4 million, and there was no allowance for credit losses associated with those receivables, on the basis of a current evaluation of loss. In evaluating concessions made during the year, the Company frequently obtained adequate compensation for concessions made. As a result, few loans qualified as troubled debt restructuring under the new definitions outlined in Section 310-10-35.

Available commitments for non-covered troubled debt restructurings outstanding as of December 31, 2011 totaled $205,000. As of December, 2010, no available commitments were outstanding on non-covered troubled debt restructurings.

The following tables present non-covered troubled debt restructurings by accrual versus non-accrual status and by loan class as of December 31, 2011 and 2010:

(in thousands)

	December 31, 2011
	Accrual Status	Non-Accrual Status	Total Modifications
Commercial real estate
Term & multifamily	$22,611	$21,951	$44,562
Construction & development	19,996	921	20,917
Residential development	33,964	11,969	45,933
Commercial
Term	3,863	1,762	5,625
LOC & other	—	6,973	6,973
Residential
Mortgage	—	—	—
Home equity loans & lines	129	—	129
Consumer & other	—	—	—

Total	$80,563	$43,576	$124,139

Umpqua Holdings Corporation and Subsidiaries

	December 31, 2010
	Accrual Status	Non-Accrual Status	Total Modifications
Commercial real estate
Term & multifamily	$28,697	$3,185	$31,882
Construction & development	5,434	—	5,434
Residential development	48,929	8,036	56,965
Commercial
Term	904	725	1,629
LOC & other	298	11,040	11,338
Residential
Mortgage	179	—	179
Home equity loans & lines	—	—	—
Consumer & other	—	—	—

Total	$84,441	$22,986	$107,427

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

Term Modification—A modification in which the maturity date, timing of payments, or frequency of payments is changed.

Interest Only Modification—A modification in which the loan is converted to interest only payments for a period of time.

Payment Modification—A modification in which the payment amount is changed, other than an interest only modification described above.

Combination Modification—Any other type of modification, including the use of multiple types of modifications.

The following tables present newly non-covered restructured loans that occurred during the years ended December 31, 2011 and 2010, respectively:

	2011
	Rate Modifications	Term Modifications	Interest Only Modifications	Payment Modifications	Combination Modifications	Total Modifications
Commercial real estate
Term & multifamily	$—	$—	$—	$—	$34,943	$34,943
Construction & development	—	—	—	—	13,760	13,760
Residential development	279	354	—	—	9,090	9,723
Commercial
Term	—	—	—	70	5,311	5,381
LOC & other	—	—	—	—	4,050	4,050
Residential
Mortgage	—	—	—	—	—	—
Home equity loans & lines	—	130	—	—	—	130
Consumer & other	—	—	—	—	—	—

Total	$279	$484	$—	$70	$67,154	$67,987

(in thousands)
	2010
	Rate Modifications	Term Modifications	Interest Only Modifications	Payment Modifications	Combination Modifications	Total Modifications
Commercial real estate
Term & multifamily	$—	$—	$—	$—	$13,018	$13,018
Construction & development	—	—	—	—	5,534	5,534
Residential development	—	1,459	—	—	3,691	5,150
Commercial
Term	—	—	—	—	—	—
LOC & other	—	1,371	—	—	—	1,371
Residential
Mortgage	—	—	—	—	—	—
Home equity loans & lines	—	—	—	—	—	—
Consumer & other	—	—	—	—	—	—

Total	$—	$2,830	$—	$—	$22,243	$25,073

For the periods presented in the tables above, the outstanding recorded investment was the same pre and post modification.

The following tables represent financing receivables modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the years ended December 31, 2011 and 2010, respectively:

(in thousands)

	2011	2010
Commercial real estate
Term & multifamily	$9,642	$5,553
Construction & development	—	—
Residential development	1,767	—
Commercial
Term	140	661
LOC & other	—	—
Residential
Mortgage	—	944
Home equity loans & lines	—	—
Consumer & other	—	—

Total	$11,549	$7,158

NOTE 7.    COVERED ASSETS AND INDEMNIFICATION ASSET

Covered Loans

Loans acquired in a FDIC-assisted acquisition that are subject to a loss-share agreement are referred to as “covered loans” and reported separately in our statements of financial condition. Covered loans are reported exclusive of the expected cash flow reimbursements expected from the FDIC.

Acquired loans are valued as of acquisition date in accordance with ASC 805. Loans purchased with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are accounted for under FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Because of the significant fair value discounts associated with the acquired portfolios, the concentration of real estate related loans (to finance

Umpqua Holdings Corporation and Subsidiaries

or secured by real estate collateral) and the decline in real estate values in the regions serviced, and after considering the underwriting standards of the acquired originating bank, the Company elected to account for all acquired loans under ASC 310-30. Under ASC 805 and ASC 310-30, loans are to be recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the acquisition date. We have aggregated the acquired loans into various loan pools based on multiple layers of common risk characteristics for the purpose of determining their respective fair values as of their acquisition dates, and for applying the subsequent recognition and measurement provisions for income accretion and impairment testing.

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

The fair value of each loan pool was computed by discounting the expected cash flows at their estimated market discount rate. Cash flows expected to be collected at acquisition date were estimated by applying certain key assumptions to each loan pool, such as credit loss rates, prepayment speeds, and resolution terms related to nonperforming loans, against the contractual cash flows of the underlying loans. Credit loss estimates for each pool were determined by considering factors such as, underlying collateral types, collateral locations, estimated collateral values, and credit quality indicators such as risk ratings. Market discount rates were determined using a buildup approach which included assumptions with respect to funding cost and funding mix, a market participant’s required rate of return on equity capital, servicing costs and a liquidity premium.

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

The covered loan portfolio also includes revolving lines of credit with funded and unfunded commitments. Balances outstanding at the time of acquisition are included in the loan pools and are accounted for under ASC 310-30. Any additional

Umpqua Holdings Corporation and Subsidiaries

advances on these loans subsequent to the acquisition date may or may not be covered depending on the nature of the disbursement and the terms of each respective loss-sharing agreement, and are not accounted for under ASC 310-30.

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

Covered Loans

The following table presents the major types of covered loans as of December 31, 2011 and 2010:

(in thousands)

	2011
	Evergreen	Rainier	Nevada Security	Total
Commercial real estate
Term & multifamily	$99,346	$248,206	$126,502	$474,054
Construction & development	7,241	711	6,868	14,820
Residential development	7,809	227	9,727	17,763
Commercial
Term	14,911	5,807	13,432	34,150
LOC & other	8,776	8,854	5,796	23,426
Residential
Mortgage	6,320	27,320	1,863	35,503
Home equity loans & lines	4,660	21,055	3,370	29,085
Consumer & other	2,394	5,541	35	7,970

Total	$151,457	$317,721	$167,593	636,771

Allowance for covered loans				(14,320)

Total				$622,451

	2010
	Evergreen	Rainier	Nevada Security	Total
Commercial real estate
Term & multifamily	$124,743	$303,585	$141,314	$569,642
Construction & development	14,470	854	9,389	24,713
Residential development	11,024	2,497	11,372	24,893
Commercial
Term	18,895	10,881	13,000	42,776
LOC & other	11,876	14,320	9,031	35,227
Residential
Mortgage	8,129	35,026	1,669	44,824
Home equity loans & lines	6,740	25,214	3,726	35,680
Consumer & other	2,793	8,071	—	10,864

Total	$198,670	$400,448	$189,501	788,619

Allowance for covered loans				(2,721)

Total				$785,898

The outstanding contractual unpaid principal balance, excluding purchase accounting adjustments, at December 31, 2011 was $209.5 million, $379.0 million and $260.2 million, for Evergreen, Rainier, and Nevada Security, respectively, as compared to $286.6 million, $481.7 million and $295.4 million, for Evergreen, Rainier, and Nevada Security, respectively, at December 31, 2010.

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

The following table presents the changes in the accretable yield for the years ended December 31, 2011 and 2010 for each respective acquired loan portfolio:

	2011
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$90,770	$172,614	$73,515	$336,899
Accretion to interest income	(26,240)	(35,382)	(22,580)	(84,202)
Disposals	(10,575)	(19,893)	(4,595)	(35,063)
Reclassifications from nonaccretable difference	2,524	2,994	14,681	20,199

Balance, end of period	$56,479	$120,333	$61,021	$237,833

	2010
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$—	$—	$—	$—
Additions resulting from acquisitions	121,592	237,858	65,606	425,056
Accretion to interest income	(29,060)	(32,979)	(10,978)	(73,017)
Disposals	(6,572)	(12,830)	(2,376)	(21,778)
Reclassifications (to)/from nonaccretable difference	4,810	(19,435)	21,263	6,638

Balance, end of period	$90,770	$172,614	$73,515	$336,899

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

Umpqua Holdings Corporation and Subsidiaries

Allowance for Covered Loan and Lease Losses

The following table summarizes activity related to the allowance for covered loan and lease losses by covered loan portfolio segment for the years ended December 31, 2011 and 2010, respectively:

(in thousands)

	December 31, 2011
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Balance, beginning of period	$2,465	$176	$56	$24	$2,721
Charge-offs	(3,177)	(660)	(1,657)	(1,192)	(6,686)
Recoveries	1,348	512	142	142	2,144
Provision	8,303	3,936	2,450	1,452	16,141

Balance, end of period	$8,939	$3,964	$991	$426	$14,320

	December 31, 2010
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Balance, beginning of period	$—	$—	$—	$—	$—
Charge-offs	(2,439)	(266)	—	—	(2,705)
Recoveries	11	263	—	1	275
Provision	4,893	179	56	23	5,151

Balance, end of period	$2,465	$176	$56	$24	$2,721

The following table presents the allowance and recorded investment in covered loans by portfolio segment as of December 31, 2011 and 2010:

(in thousands)

	December 31, 2011
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for covered loans and leases:
Loans acquired with deteriorated credit quality(1)	$8,491	$3,366	$955	$395	$13,207
Collectively evaluated for impairment(2)	448	598	36	31	1,113

Total	$8,939	$3,964	$991	$426	$14,320

Covered loans and leases:
Loans acquired with deteriorated credit quality(1)	$503,575	$39,427	$59,980	$5,410	$608,392
Collectively evaluated for impairment(2)	3,062	18,149	4,608	2,560	28,379

Total	$506,637	$57,576	$64,588	$7,970	$636,771

	December 31, 2010
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for covered loans and leases:
Loans acquired with deteriorated credit quality(1)	$2,345	$—	$—	$—	$2,345
Collectively evaluated for impairment	120	176	56	24	376

Total	$2,465	$176	$56	$24	$2,721

Covered loans and leases:
Loans acquired with deteriorated credit quality(1)	$614,361	$63,252	$72,650	$8,610	$758,873
Collectively evaluated for impairment	4,887	14,751	7,854	2,254	29,746

Total	$619,248	$78,003	$80,504	$10,864	$788,619

(1)	In accordance with ASC 310-30, the valuation allowance is netted against the carrying value of the covered loan and lease balance.
(2)	The allowance on covered loan and lease losses includes an allowance on covered loan advances on acquired loans subsequent to acquisition.

The valuation allowance on covered loans was reduced by recaptured provision of $3.5 million and none for the years ended December 31, 2011 and 2010, respectively.

Covered Credit Quality Indicators

Covered loans are risk rated in a manner consistent with non-covered loans. As previously noted, the Company’s risk rating methodology assigns risk ratings ranging from 1 to 10, where a higher rating represents higher risk. The 10 risk rating groupings are described fully in Note 6. The below table includes both loans acquired with deteriorated credit quality accounted for under ASC 310-30 and covered loan advances on acquired loans subsequent to acquisition.

The following table summarizes our internal risk rating grouping by class of covered loans, net as of December 31, 2011 and 2010:

(in thousands)

	December 31, 2011
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Total
Commercial real estate
Term & multifamily	$329,273	$58,610	$68,521	$12,343	$—	$468,747
Construction & development	1,552	1,410	6,733	3,410	—	13,105
Residential development	1,187	405	8,394	5,808	—	15,794
Commercial
Term	18,006	1,661	8,244	3,228	—	31,139
LOC & other	13,605	2,756	5,607	556	—	22,524
Residential
Mortgage	35,233	—	—	—	—	35,233
Home equity loans & lines	28,223	—	143	—	—	28,366
Consumer & other	7,543	—	—	—	—	7,543

Total	$434,622	$64,842	$97,642	$25,345	$—	$622,451

Umpqua Holdings Corporation and Subsidiaries

	December 31, 2010
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Total
Commercial real estate
Term & multifamily	$485,238	$32,150	$44,833	$7,421	$—	$569,642
Construction & development	6,155	3,799	7,640	4,841	—	22,435
Residential development	6,625	1,322	12,907	3,852	—	24,706
Commercial
Term	31,760	2,119	7,087	1,634	—	42,600
LOC & other	22,960	4,246	7,183	838	—	35,227
Residential
Mortgage	44,524	—	300	—	—	44,824
Home equity loans & lines	34,998	—	627	—	—	35,625
Consumer & other	10,827	—	12	—	—	10,839

Total	$643,087	$43,636	$80,589	$18,586	$—	$785,898

Covered Other Real Estate Owned

All other real estate owned (“OREO”) acquired in FDIC-assisted acquisitions that are subject to a FDIC loss-share agreement are referred to as “covered OREO” and reported separately in our statements of financial position. Covered OREO is reported exclusive of expected reimbursement cash flows from the FDIC. Foreclosed covered loan collateral is transferred into covered OREO at the collateral’s net realizable value, less selling costs.

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

The following table summarizes the activity related to the covered OREO for the years ended December 31, 2011 and 2010:

(in thousands)

	2011	2010
Balance, beginning of period	$29,863	$—
Acquisition	—	26,939
Additions to covered OREO	15,271	15,350
Dispositions of covered OREO	(16,934)	(10,485)
Valuation adjustments in the period	(8,709)	(1,941)

Balance, end of period	$19,491	$29,863

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

The following table summarizes the activity related to the FDIC indemnification asset for each respective acquired portfolio for the years ended December 31, 2011 and 2010:

(in thousands)

	2011
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$40,606	$43,726	$62,081	$146,413
Change in FDIC indemnification asset	1,357	(7,343)	(182)	(6,168)
Transfers to due from FDIC	(13,416)	(8,111)	(27,629)	(49,156)

Balance, end of period	$28,547	$28,272	$34,270	$91,089

	2010
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$—	$—	$—	$—
Acquisitions	71,755	76,603	99,160	247,518
Change in FDIC indemnification asset	(12,864)	(7,045)	3,464	(16,445)
Transfers to due from FDIC	(18,285)	(25,832)	(40,543)	(84,660)

Balance, end of period	$40,606	$43,726	$62,081	$146,413

NOTE 8.    PREMISES AND EQUIPMENT

The following table presents the major components of premises and equipment at December 31, 2011 and 2010:

(in thousands)

	2011	2010
Land	$24,855	$23,174
Buildings and improvements	127,028	115,807
Furniture, fixtures and equipment	108,599	95,909
Construction in progress	10,360	4,471

Total premises and equipment	270,842	239,361
Less: Accumulated depreciation and amortization	(118,476)	(102,762)

Premises and equipment, net	$152,366	$136,599

Depreciation expense totaled $16.5 million, $14.4 million and $12.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Umpqua’s subsidiaries have entered into a number of non-cancelable lease agreements with respect to premises and equipment. See Note 20 for more information regarding rental expense, net of rent income, and minimum annual rental commitments under non-cancelable lease agreements.

Umpqua Holdings Corporation and Subsidiaries

NOTE 9.    GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in the Company’s goodwill and other intangible assets for the years ended December 31, 2008, 2009, 2010, and 2011. Goodwill is reflected by operating segment; all other intangible assets are related to the Community Banking segment.

(in thousands)

	Goodwill
	Community Banking			Wealth Management
	Gross	Accumulated Impairment	Total	Gross	Accumulated Impairment	Total
Balance, December 31, 2008	$719,336	$—	$719,336	$3,697	$(982)	$2,715
Reductions	(81)	—	(81)	—	—	—
Impairment	—	(111,952)	(111,952)	—	—	—

Balance, December 31, 2009	719,255	(111,952)	607,303	3,697	(982)	2,715
Net additions	45,954	—	45,954	—	—	—
Reductions	(96)	—	(96)	—	—	—

Balance, December 31, 2010	765,113	(111,952)	653,161	3,697	(982)	2,715
Net additions	247	—	247	—	—	—
Reductions	(44)	—	(44)	—	—	—

Balance, December 31, 2011	$765,316	$(111,952)	$653,364	$3,697	$(982)	$2,715

	Other Intangible Assets
	Gross	Accumulated Amortization	Net
Balance, December 31, 2008	$56,213	$(20,432)	$35,781
Impairment	—	(804)	(804)
Amortization	—	(5,361)	(5,361)

Balance, December 31, 2009	56,213	(26,597)	29,616
Net additions	7,016	—	7,016
Reductions	(5,150)	—	(5,150)
Amortization	—	(5,389)	(5,389)

Balance, December 31, 2010	58,079	(31,986)	26,093
Net additions	—	—	—
Amortization	—	(4,948)	(4,948)

Balance, December 31, 2011	$58,079	$(36,934)	$21,145

Goodwill additions in 2011 relate to purchase accounting adjustments finalized relating to the Rainier acquisition. The 2010 goodwill additions relate to the Rainier and Nevada Security acquisitions and represent the excess of the total purchase price paid over the fair values of the assets acquired, net of the fair values of liabilities assumed. Additional information on the acquisition and purchase price allocation is provided in Note 2. The reductions to goodwill include decreases of $44,000, $96,000, and $81,000 in 2011, 2010, and 2009, respectively, due to the recognition of tax benefits upon exercise of fully vested acquired stock options.

Intangible additions in 2010 relate to the Evergreen, Rainier, and Nevada Security acquisitions and represent core deposits, which includes all deposits except certificates of deposit, and an insurance related customer relationship, which was sold in the second quarter of 2010 for the same value recorded in the purchase price allocation. The values of the core deposit intangible assets were determined by an analysis of the cost differential between the core deposits and alternative funding sources. The value of the insurance related customer relationship was determined based on market indicators. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and are also reviewed for impairment. We amortize other intangible assets on an accelerated or straight-line basis over an estimated ten to fifteen year life. No impairment losses separate from the scheduled amortization have been recognized in the periods presented.

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

Based on the results of the step two analysis, the Company determined that the implied fair value of the goodwill was less than its carrying amount on the Company’s balance sheet, and as a result, recognized a goodwill impairment loss of $112.0 million in the second quarter of 2009. This write-down of goodwill was a non-cash charge that did not affect the Company’s or the Bank’s liquidity or operations. In addition, because goodwill is excluded in the calculation of regulatory capital, the Company’s “well-capitalized” capital ratios were not affected by this charge.

The Company conducted its annual evaluation of goodwill for impairment at both December 31, 2011 and 2010, respectively. At both dates, in the first step of the goodwill impairment test, the Company determined that the fair value of the Community Banking reporting unit exceeded its carrying amount. This determination is consistent with the events occurring after the Company recognized the $112.0 million impairment of goodwill in the second quarter of 2009. First, the market capitalization and estimated fair value of the Company increased significantly subsequent to the recognition of the impairment charge, as the

Umpqua Holdings Corporation and Subsidiaries

fair value of the Company’s stock increased 60% from June 30, 2009 to December 31, 2011. Secondly, the Company’s successful public common stock offerings in the third quarter of 2009 and first quarter of 2010 diluted the carrying value of the reporting unit’s book equity on a per share basis, against which the fair value of the reporting unit is measured. The significant assumptions and methodology utilized to test for goodwill impairment as of December 31, 2011 were consistent with those used at December 31, 2010.

If the Company’s common stock price should significantly decline or continues to trade below book value per common share, or should general economic conditions deteriorate further or remain depressed for a prolonged period of time, particularly in the financial industry, the Company may be required to recognize additional impairment of all, or some portion of, its goodwill. It is possible that changes in circumstances, existing at the measurement date or at other times in the future, or changes in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill, such as valuation multiples, discount rates, or projected earnings, could result in an impairment charge in future periods. Additional impairment charges, if any, may be material to the Company’s results of operations and financial position. However, any potential future impairment charge will have no effect on the Company’s or the Bank’s cash balances, liquidity, or regulatory capital ratios.

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

The Company evaluated the Wealth Management reporting segment’s goodwill for impairment as of December 31, 2011. The first step of the goodwill impairment test indicated that the reporting unit’s fair value exceeded its carrying value, therefore, no additional impairment was recognized.

In 2009, the Company recognized an $804,000 impairment related to the merchant servicing portfolio as a result of a decrease in the actual and expected future cash flows related to the income stream. Additional information on intangible assets related to acquisitions is provided in Note 2.

The table below presents the forecasted amortization expense for intangible assets acquired in all mergers:

(in thousands)

Year	Expected Amortization
2012	$4,795
2013	4,623
2014	4,403
2015	4,182
2016	2,433
Thereafter	709

$21,145

NOTE 10.    MORTGAGE SERVICING RIGHTS

The following table presents the changes in the Company’s mortgage servicing rights (“MSR”) for the years ended December 31, 2011, 2010 and 2009:

(in thousands)

	2011	2010	2009
Balance, beginning of year	$14,454	$12,625	$8,205
Additions for new mortgage servicing rights capitalized	6,720	5,645	7,570
Acquired mortgage servicing rights	—	62	—
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(858)	(1,598)	(3,469)
Other(2)	(2,132)	(2,280)	319

Balance, end of year	$18,184	$14,454	$12,625

Balance of loans serviced for others	$2,009,849	$1,603,414	$1,277,832
MSR as a percentage of serviced loans	0.90%	0.90%	0.99%

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2)	Represents changes due to collection/realization of expected cash flows over time.

The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in mortgage banking revenue on the Consolidated Statements of Operations, were $4.7 million, $3.9 million, and $3.0 million, respectively, for the years ended December 31, 2011, 2010, and 2009.

NOTE 11.    NON-COVERED OTHER REAL ESTATE OWNED, NET

The following table presents the changes in other real estate owned (“OREO”), net of valuation allowance, for the years ended December 31, 2011, 2010 and 2009:

(in thousands)

	2011	2010	2009
Balance, beginning of period	$32,791	$24,566	$27,898
Additions to OREO	47,414	41,491	50,914
Dispositions of OREO	(37,083)	(29,192)	(41,999)
Valuation adjustments in the period	(8,947)	(4,074)	(12,247)

Balance, end of period	$34,175	$32,791	$24,566

OREO properties are recorded at the lower of the recorded investment in the loan (prior to foreclosure) or the fair market value of the property less expected selling costs. The Company recognized valuation allowances of $5.1 million, $2.4 million, and $11.4 million on its non-covered OREO balances as of December 31, 2011, 2010 and 2009, respectively. Valuation allowances on non-covered OREO balances are based on updated appraisals of the underlying properties as received during a period or management’s authorization to reduce the selling price of a property during the period.

Umpqua Holdings Corporation and Subsidiaries

NOTE 12.    OTHER ASSETS

Other assets consisted of the following at December 31, 2011 and 2010:

(in thousands)

	2011	2010
Cash surrender value of life insurance policies	$92,555	$90,161
Accrued interest receivable	30,617	30,307
Due from FDIC	26,510	36,461
Prepaid FDIC deposit assessment	18,739	29,369
Income taxes receivable	14,715	516
Equity method investments	12,400	8,377
Derivative assets	7,955	1,060
Investment in unconsolidated Trusts	6,934	6,933
Deferred tax assets, net	—	9,649
Other	37,181	29,632

Total	$247,606	$242,465

The amount due from the FDIC relates to the FDIC-assisted acquisitions of Evergreen, Rainier, and Nevada Security. See further discussion at Note 7.

The Company invests in limited partnerships that operate qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. The Company accounts for the investments under the equity method. The Company’s remaining capital commitments to these partnerships at December 31, 2011 and 2010 were approximately $6.9 million and $1.9 million, respectively. Such amounts are included in other liabilities on the consolidated balance sheets.

Also see Note 18 for information on the Company’s investment in Trusts and Note 21 for information on the Company’s derivatives.

NOTE 13.    INCOME TAXES

The following table presents the components of income tax expense (benefit) attributable to continuing operations included in the Consolidated Statements of Operations for the years ended December 31:

(in thousands)

	Current	Deferred	Total
YEAR ENDED DECEMBER 31, 2011:
Federal	$29,932	$(40)	$29,892
State	4,810	2,040	6,850

	$34,742	$2,000	$36,742

YEAR ENDED DECEMBER 31, 2010:
Federal	$(1,714)	$6,364	$4,650
State	3,126	(1,971)	1,155

	$1,412	$4,393	$5,805

YEAR ENDED DECEMBER 31, 2009:
Federal	$(24,339)	$(7,471)	$(31,810)
State	1,762	(10,889)	(9,127)

	$(22,577)	$(18,360)	$(40,937)

The following table presents a reconciliation of income taxes computed at the Federal statutory rate to the actual effective rate for the years ended December 31:

	2011	2010	2009
Statutory Federal income tax rate	35.0%	35.0%	35.0%
Goodwill impairment	—	—	-20.0%
State tax, net of Federal income tax	3.8%	2.5%	2.9%
Tax-exempt income	-3.7%	-13.6%	2.2%
Tax credits	-1.5%	-5.5%	1.0%
Other	-0.6%	-1.4%	-0.1%

Effective income tax rate	33.0%	17.0%	21.0%

The following table reflects the effects of temporary differences that give rise to the components of the net deferred tax (liabilities) assets (recorded in other liabilities or/and other assets on the consolidated balance sheets) as of December 31:

(in thousands)

	2011	2010
DEFERRED TAX ASSETS:
Covered loans	$38,812	$49,334
Allowance for loan and lease losses	36,221	41,084
Accrued severance and deferred compensation	10,976	10,690
Tax credits	6,815	13,289
Non-covered other real estate owned	6,566	3,741
Covered other real estate owned	6,284	8,132
Non-covered loans	2,607	3,401
Discount on trust preferred securities	2,535	2,753
Basis differences of stock and securities	2,335	2,998
Net operating loss carryforwards	1,291	8,897
Other	9,826	7,719

Total gross deferred tax assets	124,268	152,038
DEFERRED TAX LIABILITIES:
FDIC indemnification asset	45,817	73,719
Unrealized gain on investment securities	22,713	16,966
Fair market value adjustment on junior subordinated debentures	20,099	20,801
Premises and equipment depreciation	8,789	5,581
Mortgage servicing rights	7,058	5,782
Deferred loan fees	4,983	4,297
Intangibles	4,928	5,228
Leased assets	4,251	4,879
Other	6,063	5,136

Total gross deferred tax liabilities	124,701	142,389

Net deferred tax (liabilities) assets	$(433)	$9,649

The Company has determined that it is not required to establish a valuation allowance for the deferred tax assets as management believes it is more likely than not that the deferred tax assets of $124.3 million and $152.0 million at December 31, 2011 and 2010, respectively, will be realized principally through carry-back to taxable income in prior years and future reversals of existing taxable temporary differences. Management further believes that future taxable income will be sufficient to realize the benefits of temporary deductible differences that cannot be realized through carry-back to prior years or through the reversal of future temporary taxable differences.

Umpqua Holdings Corporation and Subsidiaries

The tax credits consist of state tax credits of $6.8 and $8.9 million at December 31, 2011 and 2010, respectively, and none and $4.3 million of federal low income housing credits at December 31, 2011 and 2010, respectively. The state tax credits, comprised primarily of State of Oregon Business Energy Tax Credits (“BETC”), will be utilized to offset future state income taxes. Most of the state tax credits benefit a five-year period, with an eight-year carry-forward allowed. Federal low income housing credits have a twenty-year carry forward. Management believes, based upon the Company’s historical performance, that the deferred tax assets relating to these tax credits will be realized in the normal course of operations, and, accordingly, management has not reduced these deferred tax assets by a valuation allowance.

The Company has California state net operating loss carry forwards of $1.3 million at both December 31, 2011 and 2010. The California state net operating losses may be carried forward twenty years. Management believes, based upon the Company’s historical performance, that the deferred tax assets relating to federal and state net operating losses will be realized in the normal course of operations, and, accordingly, management has not reduced these deferred tax assets by a valuation allowance.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as the Oregon and California state jurisdictions. Except for the California amended returns of an acquired institution for the tax years 2001, 2002, and 2003, and only as it relates to the net interest deduction taken on these amended returns, the Company is no longer subject to U.S. federal or Oregon state tax authority examinations for years before 2008 and California state tax authority examinations for years before 2004. The Internal Revenue Service concluded an examination of the Company’s U.S. income tax returns for 2006 through 2008 in 2010. The results of these examinations had no significant impact on the Company’s financial statements.

In accordance with the provisions of FASB ASC 740, Income Taxes, (“ASC 740”), relating to the accounting for uncertainty in income taxes, the Company periodically reviews its income tax positions based on tax laws and regulations and financial reporting considerations, and records adjustments as appropriate. This review takes into consideration the status of current taxing authorities’ examinations of the Company’s tax returns, recent positions taken by the taxing authorities on similar transactions, if any, and the overall tax environment.

The Company recorded a reduction in its liability for unrecognized tax benefits relating to California tax incentives and temporary differences in the amount of $39,000 and $1.7 million during 2011 and 2010, respectively. The Company had gross unrecognized tax benefits recorded as of December 31, 2011 and 2010 in the amounts of $550,000 and $589,000, respectively. If recognized the unrecognized tax benefit would impact the 2011 annual effective tax rate by 0.3%. During 2011, the Company recognized a benefit of $4,000 in interest related to its liability for unrecognized tax benefits during the same period. During 2010, the Company accrued $194,000 of interest related to unrecognized tax benefits, which is reported by the Company as a component of tax expense. As of December 31, 2011 and 2010, the accrued interest related to unrecognized tax benefits is $167,000 and $171,000, respectively.

Detailed below is a reconciliation of the Company’s unrecognized tax benefits, gross of any related tax benefits, for the years ended December 31, 2011 and 2010, respectively:

(in thousands)

	2011	2010
Balance, beginning of period	$589	$2,263
Changes based on tax positions related to prior years	—	(1,674)
Reductions for tax positions of prior years	(39)	—

Balance, end of period	$550	$589

NOTE 14.    INTEREST BEARING DEPOSITS

The following table presents the major types of interest bearing deposits at December 31, 2011 and 2010:

(in thousands)

	2011	2010
Interest bearing demand	$993,579	$927,224
Money market	3,661,785	3,467,549
Savings	386,528	349,696
Time, $100,000 and over	1,629,505	2,191,055
Time less than $100,000	652,172	881,594

Total interest bearing deposits	$7,323,569	$7,817,118

The following table presents interest expense for each deposit type for the years ended December 31, 2011, 2010 and 2009:

(in thousands)

	2011	2010	2009
Interest bearing demand	$3,056	$4,677	$4,884
Money market	17,236	26,412	26,885
Savings	356	543	572
Time, $100,000 and over	25,771	31,735	36,070
Other time less than $100,000	9,324	12,874	20,331

Total interest on deposits	$55,743	$76,241	$88,742

The following table presents the scheduled maturities of time deposits as of December 31, 2011:

(in thousands)

Year	Amount
2012	$1,589,811
2013	469,152
2014	45,831
2015	37,493
2016	136,685
Thereafter	2,705

Total time deposits	$2,281,677

The following table presents the remaining maturities of time deposits of $100,000 or more as of December 31, 2011:

(in thousands)

Year	Amount
Three months or less	$493,587
Over three months through six months	192,775
Over six months through twelve months	463,446
Over twelve months	479,697

Time, $100,000 and over	$1,629,505

Umpqua Holdings Corporation and Subsidiaries

NOTE 15.    SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The following table presents information regarding securities sold under agreements to repurchase at December 31, 2011 and 2010:

(dollars in thousands)

	Repurchase Amount	Weighted Average Interest Rate	Carrying Value of Underlying Assets	Market Value of Underlying Assets
December 31, 2011	$124,605	0.35%	$129,810	$129,810
December 31, 2010	$73,759	0.66%	$75,305	$75,305

The securities underlying agreements to repurchase entered into by the Bank are for the same securities originally sold, with a one-day maturity. In all cases, the Bank maintains control over the securities. Securities sold under agreements to repurchase averaged approximately $113.1 million, $54.7 million, and $60.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. The maximum amount outstanding at any month end for the years ended December 31, 2011, 2010 and 2009 was $148.2 million, $73.8 million, and $64.3 million, respectively. Investment securities are pledged as collateral in an amount equal to or greater than the repurchase agreements.

NOTE 16.    FEDERAL FUNDS PURCHASED

At December 31, 2011 and 2010, the Company had no outstanding federal funds purchased balances. The Bank had available lines of credit with the FHLB totaling $1.8 billion at December 31, 2011. The Bank had available lines of credit with the Federal Reserve totaling $448.5 million subject to certain collateral requirements, namely the amount of certain pledged loans at December 31, 2011. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $135.0 million at December 31, 2011. At December 31, 2011, the lines of credit had interest rates ranging from 0.3% to 3.0%. Availability of the lines is subject to federal funds balances available for loan, continued borrower eligibility and are reviewed and renewed periodically throughout the year. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

NOTE 17.    TERM DEBT

The Bank had outstanding secured advances from the FHLB and other creditors at December 31, 2011 and 2010 with carrying values of $255.7 million and $262.8 million, respectively.

The following table summarizes the future contractual maturities of borrowed funds (excluding the remaining unamortized purchase accounting adjustments relating to the Rainier acquisition of $10.1 million) as of December 31, 2011:

(dollars in thousands)

Year	Amount
2012	$—
2013	—
2014	—
2015	—
2016	190,016
Thereafter	55,519

Total borrowed funds	$245,535

The maximum amount outstanding from the FHLB under term advances at month end during 2011 and 2010 was $250.0 million and $355.2 million, respectively. The average balance outstanding on FHLB term advances during 2011 and 2010 was $245.8 and $247.5 million, respectively. The average interest rate on the borrowings (excluding the accretion of purchase accounting adjustments) was 4.6% in 2011 and 4.4% in 2010. The FHLB requires the Bank to maintain a required level of investment in FHLB and sufficient collateral to qualify for notes. The Bank has pledged as collateral for these notes all FHLB stock, all funds on deposit with the FHLB, and its investments and commercial real estate portfolios, accounts, general intangibles, equipment and other property in which a security interest can be granted by the Bank to the FHLB.

NOTE 18.    JUNIOR SUBORDINATED DEBENTURES

The following is information about the Company’s wholly-owned trusts (“Trusts”) as of December 31, 2011:

(dollars in thousands)

		Issued Amount	Carrying Value (1)	Rate (2)		Effective Rate (3)	Maturity Date	Redemption Date
Trust Name	Issue Date
AT FAIR VALUE:
Umpqua Statutory Trust II	October 2002	$20,619	$14,166	Floating	(4)	5.50%	October 2032	October 2007
Umpqua Statutory Trust III	October 2002	30,928	21,476	Floating	(5)	5.62%	November 2032	November 2007
Umpqua Statutory Trust IV	December 2003	10,310	6,641	Floating	(6)	5.05%	January 2034	January 2009
Umpqua Statutory Trust V	December 2003	10,310	6,625	Floating	(6)	5.31%	March 2034	March 2009
Umpqua Master Trust I	August 2007	41,238	21,134	Floating	(7)	3.70%	September 2037	September 2012
Umpqua Master Trust IB	September 2007	20,619	12,863	Floating	(8)	5.28%	December 2037	December 2012

		134,024	82,905

AT AMORTIZED COST:
HB Capital Trust I	March 2000	5,310	6,329	10.875%		8.24%	March 2030	March 2010
Humboldt Bancorp Statutory Trust I	February 2001	5,155	5,897	10.200%		8.26%	February 2031	February 2011
Humboldt Bancorp Statutory Trust II	December 2001	10,310	11,378	Floating	(9)	3.29%	December 2031	December 2006
Humboldt Bancorp Staututory Trust III	September 2003	27,836	30,605	Floating	(10)	2.76%	September 2033	September 2008
CIB Capital Trust	November 2002	10,310	11,219	Floating	(5)	3.20%	November 2032	November 2007
Western Sierra Statutory Trust I	July 2001	6,186	6,186	Floating	(11)	4.01%	July 2031	July 2006
Western Sierra Statutory Trust II	December 2001	10,310	10,310	Floating	(9)	4.15%	December 2031	December 2006
Western Sierra Statutory Trust III	September 2003	10,310	10,310	Floating	(12)	3.30%	September 2033	September 2008
Western Sierra Statutory Trust IV	September 2003	10,310	10,310	Floating	(12)	3.30%	September 2033	September 2008

		96,037	102,544

	Total	$230,061	$185,449

(1)	Includes purchase accounting adjustments, net of accumulated amortization, for junior subordinated debentures assumed in connection with previous mergers as well as fair value adjustments related to trusts recorded at fair value.
(2)	Contractual interest rate of junior subordinated debentures.
(3)	Effective interest rate based upon the carrying value as of December 2011.
(4)	Rate based on LIBOR plus 3.35%, adjusted quarterly.
(5)	Rate based on LIBOR plus 3.45%, adjusted quarterly.
(6)	Rate based on LIBOR plus 2.85%, adjusted quarterly.
(7)	Rate based on LIBOR plus 1.35%, adjusted quarterly.
(8)	Rate based on LIBOR plus 2.75%, adjusted quarterly.
(9)	Rate based on LIBOR plus 3.60%, adjusted quarterly.
(10)	Rate based on LIBOR plus 2.95%, adjusted quarterly.
(11)	Rate based on LIBOR plus 3.58%, adjusted quarterly.
(12)	Rate based on LIBOR plus 2.90%, adjusted quarterly.

Umpqua Holdings Corporation and Subsidiaries

The Trusts are reflected as junior subordinated debentures in the Consolidated Balance Sheets. The common stock issued by the Trusts is recorded in other assets in the Consolidated Balance Sheets, and totaled $6.9 million and $6.9 million at December 31, 2011 and 2010, respectively.

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

Through the first quarter of 2010 we obtained valuations from a third-party pricing service to assist with the estimation and determination of fair value of these liabilities. In these valuations, the credit risk adjusted interest spread for potential new issuances through the primary market and implied spreads of these instruments when traded as assets on the secondary market, were estimated to be significantly higher than the contractual spread of our junior subordinated debentures measured at fair value. The difference between these spreads has resulted in the cumulative gain in fair value, reducing the carrying value of these instruments as reported on our Consolidated Balance Sheets. In July 2010, the Dodd-Frank Act was signed into law which, among other things, limits the ability of certain bank holding companies to treat trust preferred security debt issuances as Tier 1 capital. This law may require many banks to raise new Tier 1 capital and is expected to effectively close the trust-preferred securities markets from offering new issuances in the future. As a result of this legislation, our third-party pricing service noted that they were no longer to able to provide reliable fair value estimates related to these liabilities given the absence of observable or comparable transactions in the market place in recent history or as anticipated into the future.

Due to inactivity in the junior subordinated debenture market and the inability to obtain observable quotes of our, or similar, junior subordinated debenture liabilities or the related trust preferred securities when traded as assets, we utilize an income approach valuation technique to determine the fair value of these liabilities using our estimation of market discount rate assumptions. The Company monitors activity in the trust preferred and related markets, to the extent available, changes related to the current and anticipated future interest rate environment, and considers our entity-specific creditworthiness, to validate the reasonableness of the credit risk adjusted spread and effective yield utilized in our discounted cash flow model. Regarding the activity in and condition of the junior subordinated debt market, we noted no observable changes in the current period as it relates to companies comparable to our size and condition, in either the primary or secondary markets. Relating to the interest rate environment, we considered the change in slope and shape of the forward LIBOR swap curve in the current period, the affects of which did not result in a significant change in the fair value of these liabilities.

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

On a quarterly basis we assess entity-specific qualitative considerations that if not mitigated or represents a material change from the prior reporting period may result in a change to the perceived creditworthiness and ultimately the estimated credit risk adjusted spread utilized to value these liabilities. Entity-specific considerations that positively impact our creditworthiness include: our strong capital position resulting from our successful public stock offerings in 2009 and 2010, that offers us flexibility to pursue business opportunities such as mergers and acquisitions, or expand our footprint and product offerings; having significant levels of on and off-balance sheet liquidity; being profitable (after excluding the one-time goodwill impairment charge recognized in 2009); and, having an experienced management team. However, these positive considerations are mitigated by significant risks and uncertainties that impact our creditworthiness and ability to maintain capital adequacy in the future. Specific risks and concerns include: given our concentration of loans secured by real estate in our loan portfolio, a continued and sustained deterioration of the real estate market may result in declines in the value of the underlying collateral and increased delinquencies that could result in an increased of charge-offs; despite recent improvement, our credit quality metrics remain negatively elevated since 2007 relative to historical standards; the continuation of current economic downturn that has been particularly severe in our primary markets could adversely affect our business; recent increased regulation facing our industry, such as the Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Act of 2009 and the Dodd-Frank Act, will increase the cost of compliance and restrict our ability to conduct business consistent with historical practices, and could negatively impact profitability; we have a significant amount of goodwill and other intangible assets that dilute our available tangible common equity; and the carrying value of certain material, recently recorded assets on our balance sheet, such as the FDIC loss-sharing indemnification asset, are highly reliant on management estimates, such as the timing or amount of losses that are estimated to be covered, and the assumed continued compliance with the provisions of the loss-share agreement. To the extent assumptions ultimately prove incorrect or should we consciously forego or unknowingly violate the guidelines of the agreement, an impairment of the asset may result which would reduce capital.

Additionally, the Company periodically utilizes an external valuation firm to determine or validate the reasonableness of the assessments of inputs and factors that ultimately determines the estimate fair value of these liabilities. The extent we involve or engage these external third parties correlates to management’s assessment of the current subordinate debt market, how the current environment and market compares to the preceding quarter, and perceived changes in the Company’s own creditworthiness during the quarter. In periods of potential significant valuation changes and at year-end reporting periods we typically engage third parties to perform a full independent valuation of these liabilities. For periods where management has assessed the market and other factors impacting the underlying valuation assumptions of these liabilities, and has determined significant changes to the valuation of these liabilities in the current period are remote, the scope of the valuation specialist’s review is limited to a review the reasonableness of Management’s assessment of inputs. In the fourth quarter of 2011, the Company engaged an external valuation firm to prepare an independent valuation of our junior subordinated debentures measured at fair value and the results were consistent with the Company’s valuation.

Absent changes to the significant inputs utilized in the discounted cash flow model used to measure the fair value of these instruments at each reporting period, the cumulative discount for each junior subordinated debenture will reverse over time, ultimately returning the carrying values of these instruments to their notional values at their expected redemption dates, in a manner similar to the effective yield method as if these instruments were accounted for under the amortized cost method. This will result in recognizing losses on junior subordinated debentures carried at fair value on a quarterly basis within non-interest income. For the years ended December 31, 2011 and 2010, we recorded a loss of $2.2 million and a gain $5.0 million, respectively, resulting from the change in fair value of the junior subordinated debentures recorded at fair value. Observable activity in the junior subordinated debenture and related markets in future periods may change the effective rate used to discount these liabilities, and could result in additional fair value adjustments (gains or losses on junior subordinated debentures measured at fair value) outside the expected periodic change in fair value had the fair value assumptions remained unchanged.

As noted above, the Dodd-Frank Act limits the ability of certain bank holding companies to treat trust preferred security debt issuances as Tier 1 capital. As the Company had less than $15 billion in assets at December 31, 2009, under the Dodd-Frank Act, the Company will be able to continue to include its existing trust preferred securities, less the common stock of the Trusts, in Tier 1 capital. At December 31, 2011, the Company’s restricted core capital elements were 18.41% of total core capital, net of goodwill and any associated deferred tax liability.

Umpqua Holdings Corporation and Subsidiaries

NOTE 19.    EMPLOYEE BENEFIT PLANS

Employee Savings Plan—Substantially all of the Bank’s and Umpqua Investments’ employees are eligible to participate in the Umpqua Bank 401(k) and Profit Sharing Plan (the “Umpqua 401(k) Plan”), a defined contribution and profit sharing plan sponsored by the Company. Employees may elect to have a portion of their salary contributed to the plan in conformity with Section 401(k) of the Internal Revenue Code. At the discretion of the Company’s Board of Directors, the Company may elect to make matching and/or profit sharing contributions to the Umpqua 401(k) Plan based on profits of the Bank. The Company’s contributions under the plan charged to expense amounted to $2.7 million, $2.2 million, and $2.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Supplemental Retirement Plan—The Company has established the Umpqua Holdings Corporation Deferred Compensation & Supplemental Retirement Plan (the “DC/SRP”), a nonqualified deferred compensation plan to help supplement the retirement income of certain highly compensated executives selected by resolution of the Company’s Board of Directors. The DC/SRP has two components, a supplemental retirement plan (“SRP”) and a deferred compensation plan (“DCP”). The Company may make discretionary contributions to the SRP. For the years ended December 31, 2011, 2010 and 2009, the Company’s matching contribution charged to expense for these supplemental plans totaled $96,000, $56,000, and $6,000, respectively. The plan balances at December 31, 2011 and 2010 were $530,000 and $387,000, respectively, and are recorded in other liabilities. Under the DCP, eligible officers may elect to defer up to 50% of their salary into a plan account. The plan balance was $532,000 and $300,000 at December 31, 2011 and 2010, respectively.

Salary Continuation Plans—The Bank sponsors various salary continuation plans for the CEO and certain retired employees. These plans are unfunded, and provide for the payment of a specified amount on a monthly basis for a specified period (generally 10 to 20 years) after retirement. In the event of a participant employee’s death prior to or during retirement, the Bank is obligated to pay to the designated beneficiary the benefits set forth under the plan. At December 31, 2011 and 2010, liabilities recorded for the estimated present value of future salary continuation plan benefits totaled $16.9 million and $16.3 million, respectively, and are recorded in other liabilities. For the years ended December 31, 2011, 2010 and 2009, expense recorded for the salary continuation plan benefits totaled $1.8 million, $1.8 million, and $1.8 million, respectively.

Deferred Compensation Plans and Rabbi Trusts—The Bank from time to time adopts deferred compensation plans that provide certain key executives with the option to defer a portion of their compensation. In connection with prior acquisitions, the Bank assumed liability for certain deferred compensation plans for key employees, retired employees and directors. Subsequent to the effective date of the acquisitions, no additional contributions were made to these plans. At December 31, 2011 and 2010, liabilities recorded in connection with deferred compensation plan benefits totaled $2.5 million and $3.0 million, respectively, and are recorded in other liabilities.
The Bank has established and sponsors, for some deferred compensation plans assumed in connection with prior mergers, irrevocable trusts commonly referred to as “Rabbi Trusts.” The trust assets (generally cash and trading assets) are consolidated in the Company’s balance sheets and the associated liability (which equals the related asset balances) is included in other liabilities. The asset and liability balances related to these trusts as of December 31, 2011 and 2010 were $1.3 million and $1.5 million, respectively.

The Bank has purchased, or acquired through mergers, life insurance policies in connection with the implementation of certain executive supplemental income, salary continuation and deferred compensation retirement plans. These policies provide protection against the adverse financial effects that could result from the death of a key employee and provide tax-exempt income to offset expenses associated with the plans. It is the Bank’s intent to hold these policies as a long-term investment. However, there will be an income tax impact if the Bank chooses to surrender certain policies. Although the lives of individual current or former management-level employees are insured, the Bank is the owner and sole or partial beneficiary. At December 31, 2011 and 2010, the cash surrender value of these policies was $92.6 million and $90.2 million, respectively. At December 31, 2011 and 2010, the Bank also had liabilities for post-retirement benefits payable to other partial beneficiaries under some of these life insurance policies of $1.5 million and $1.4 million, respectively. The Bank is exposed to credit risk to the extent an insurance company is unable to fulfill its financial obligations under a policy. In order to mitigate this risk, the Bank uses a variety of insurance companies and regularly monitors their financial condition.

NOTE 20. COMMITMENTS AND CONTINGENCIES

Lease Commitments—The Company leases 142 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

Rent expense for the years ended December 31, 2011, 2010 and 2009 was $16.6 million, $15.3 million, and $13.0 million, respectively. Rent expense was offset by rent income of $1.0 million, $1.0 million, and $555,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

The following table sets forth, as of December 31, 2011, the future minimum lease payments under non-cancelable operating leases and future minimum income receivable under non-cancelable operating subleases:

(in thousands)

	Lease Payments	Sublease Income
2012	$15,695	$1,019
2013	13,444	696
2014	11,856	514
2015	10,002	421
2016	7,724	260
Thereafter	21,386	802

Total	$80,107	$3,712

Financial Instruments with Off-Balance-Sheet Risk—The Company’s financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank’s business and involve elements of credit, liquidity and interest rate risk. The following table presents a summary of the Bank’s commitments and contingent liabilities:

(in thousands)

As of December 31, 2011
Commitments to extend credit	$1,222,920
Commitments to extend overdrafts	$226,749
Forward sales commitments	$182,671
Commitments to originate loans held for sale	$143,512
Standby letters of credit	$61,316

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

Umpqua Holdings Corporation and Subsidiaries

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including international trade finance, commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank has not been required to perform on any financial guarantees but did incur losses of $110,000 in connection with standby letters of credit during the year ended December 31, 2011 and no losses in connection with standby letters of credit during the year ended December 31, 2010. The Bank has not been required to perform on any financial guarantees but did incur losses of $23,000 in connection with standby letters of credit during the year ended December 31, 2009. At December 31, 2011, approximately $31.5 million of standby letters of credit expire within one year, and $29.8 million expire thereafter. Upon issuance, the Company recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. Fees are recognized ratably over the term of the standby letter of credit. The fair value of guarantees associated with standby letters of credit was $254,000 as of December 31, 2011.

At December 31, 2011 and 2010, the reserve for unfunded commitments, which is included in other liabilities on the consolidated balance sheet, was $940,000 and $818,000, respectively. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amounts of commitments, loss experience, and economic conditions.

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

Legal Proceedings—The Bank owns 468,659 shares of Class B common stock of Visa Inc. which are convertible into Class A common stock at a conversion ratio of 0.4254 per Class A share. As of December 31, 2011, the value of the Class A shares was $101.53 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Company was $20.2 million as of December 31, 2011, and has not been reflected in the accompanying financial statements. The shares of Visa Class B common stock are restricted and may not be transferred until the later of (1) three years from the date of the initial public offering or (2) the period of time necessary to resolve the covered litigation. Visa Member Banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

In the ordinary course of business, various claims and lawsuits are brought by and against the Company, the Bank and Umpqua Investments. In the opinion of management, there is no pending or threatened proceeding in which an adverse decision could result in a material adverse change in the Company’s consolidated financial condition or results of operations.

Concentrations of Credit Risk—The Company grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington, California and Nevada. In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 80% and 82%, respectively, of the Company’s loan and lease portfolio at December 31, 2011 and 2010. Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Company’s primary market areas in particular and aspects of our commercial real estate, commercial construction and commercial loan portfolios, could have an adverse impact on the repayment of these loans. Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates (“MBS TBAs”) in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position. There were no counterparty default losses on forward contracts in 2011, 2010 or 2009. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At December 31, 2011, the Bank had commitments to originate mortgage loans held for sale totaling $143.5 million and forward sales commitments of $182.7 million.

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

Effective in the second quarter of 2011, the Bank began executing interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of December 31, 2011, the Bank had 38 interest rate swaps with an aggregate notional amount of $194.3 million related to this program.

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

Umpqua Holdings Corporation and Subsidiaries

As of December 31, 2011, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $6.6 million. The Bank has minimum collateral posting thresholds with certain of its derivative counterparties, and has been required to post collateral against its obligations under these agreements of $5.8 million as of December 31, 2011. If the Bank had breached any of these provisions at December 31, 2011, it could have been required to settle its obligations under the agreements at the termination value.

The following tables summarize the types of derivatives, separately by assets and liabilities, their locations on the Consolidated Balance Sheets, and the fair values of such derivatives as of December 31, 2011 and 2010:

(in thousands)

Derivatives not designated as hedging instrument	Balance Sheet Location	Asset Derivatives		Liability Derivatives
		December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Interest rate lock commitments	Other assets/Other liabilities	$1,752	$306	$3	$170
Interest rate forward sales commitments	Other assets/Other liabilities	—	754	90	191
Interest rate swaps	Other assets/Other liabilities	6,203	—	6,416	—

Total		$7,955	$1,060	$6,509	$361

The following table summarizes the types of derivatives, their location on the Consolidated Statements of Operations, and the losses recorded in 2011, 2010 and 2009:

(in thousands)

Derivatives not designated as hedging instrument	Income Statement Location	2011	2010	2009
Interest rate lock commitments	Mortgage banking revenue	$1,613	$146	$(1,176)
Interest rate forward sales commitments	Mortgage banking revenue	(10,579)	(3,034)	(255)
Interest rate swaps	Other income	(187)	—	—

Total		$(9,153)	$(2,888)	$(1,431)

NOTE 22.    SHAREHOLDERS’ EQUITY

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

The Company has 4,000,000 shares of no par value preferred stock authorized and available to be issued. As of December 31, 2011 and 2010, there was no preferred stock outstanding.

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

Umpqua Holdings Corporation and Subsidiaries

The following table summarizes information about stock option activity for the years ended December 31, 2011, 2010 and 2009:

(shares in thousands)

	2011		2010		2009
	Options Outstanding	Weighted Avg. Exercise Price	Options Outstanding	Weighted Avg. Exercise Price	Options Outstanding	Weighted Avg. Exercise Price

Balance, beginning of year	2,067	$14.82	1,763	$15.05	1,819	$15.66
Granted	237	$11.01	450	$12.39	229	$9.34
Exercised	(40)	$7.67	(112)	$8.97	(51)	$5.93
Forfeited/expired	(113)	$15.72	(34)	$13.83	(234)	$16.20

Balance, end of year	2,151	$14.48	2,067	$14.82	1,763	$15.05

Options exercisable,end of year	1,334	$16.13	1,217	$16.65	1,071	$15.90

The following table summarizes information about outstanding stock options issued under all plans as of December 31, 2011:

(shares in thousands)

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Options Outstanding	Weighted Avg. Remaining Contractual Life (Years)	Weighted Avg. Exercise Price	Options Exercisable	Weighted Avg. Exercise Price
$4.58 to $10.97	599	7.0	$8.76	255	$6.51
$11.26 to $12.87	560	7.9	$12.11	188	$11.95
$13.34 to $19.31	602	3.4	$16.13	502	$16.34
$20.03 to $28.43	390	3.4	$24.14	389	$24.14

	2,151	5.6	$14.48	1,334	$16.13

The compensation cost related to stock options, including costs related to unvested options assumed in connection with acquisitions, that has been charged against income (included in salaries and employee benefits) was $1.2 million, $861,000, and $1.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. The total income tax benefit recognized in the income statement related to stock options was $463,000, $344,000, and $541,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The total intrinsic value (which is the amount by which the stock price exceeds the exercise price) of both options outstanding and options exercisable as of December 31, 2011, was $2.4 million and $1.6 million, respectively. The weighted average remaining contractual term of options exercisable was 4.3 years as of December 31, 2011. The total intrinsic value of options exercised was $147,000, $420,000, and $220,000, in the years ended December 31, 2011, 2010 and 2009, respectively. During the years ended December 31, 2011, 2010 and 2009, the amount of cash received from the exercise of stock options was $309,000, $1.0 million, and $301,000, respectively. As of December 31, 2011, there was $2.7 million of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a weighted-average period of 2.4 years.

The Company grants restricted stock awards periodically as a part of the 2003 Plan for the benefit of employees. Restricted shares issued generally vest on an annual basis over five years. A deferred restricted stock award was granted to an executive in 2007 and is now fully vested. The Company will issue certificates for the vested award within the seventh month following termination of the executive’s employment. The following table summarizes information about nonvested restricted shares outstanding at December 31:

(shares in thousands)

	2011		2010		2009
	Restricted Shares Outstanding	Average Grant Date Fair Value	Restricted Shares Outstanding	Average Grant Date Fair Value	Restricted Shares Outstanding	Average Grant Date Fair Value

Balance, beginning of year	401	$15.29	187	$21.46	216	$23.42
Granted	282	$11.02	274	$12.16	26	$9.83
Released	(82)	$17.58	(46)	$22.23	(46)	$23.81
Forfeited/expired	(16)	$12.91	(14)	$13.32	(9)	$22.85

Balance, end of year	585	$12.98	401	$15.29	187	$21.46

The compensation cost related to restricted stock awards that has been charged against income (included in salaries and employee benefits) was $2.3 million, $1.9 million, and $1.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. The total income tax benefit recognized in the income statement related to restricted stock awards was $899,000, $746,000, and $548,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The total fair value of restricted shares vested was $919,000, $571,000, and $445,000, for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, there was $3.7 million of total unrecognized compensation cost related to nonvested restricted stock awards which is expected to be recognized over a weighted-average period of 2.4 years.

The Company grants restricted stock units as a part of the 2007 Long Term Incentive Plan for the benefit of certain executive officers. Restricted stock unit grants are subject to performance-based vesting as well as other approved vesting conditions. In the first quarter of 2008, 2009 and 2011, restricted stock units were granted to executives that cliff vest after three years based on performance and service conditions. The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the performance and service conditions set forth in the grant agreements. The following table summarizes information about restricted stock units outstanding at December 31:

(shares in thousands)

	2011		2010		2009
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value

Balance, beginning of year	225	$11.13	335	$15.54	301	$19.48
Granted	105	$10.42	—	$—	114	$8.01
Released	(63)	$14.33	(16)	$24.52	(23)	$21.33
Forfeited/expired	(48)	$14.33	(94)	$24.52	(57)	$18.98

Balance, end of year	219	$9.17	225	$11.13	335	$15.54

The compensation cost related to restricted stock units that has been charged against income (included in salaries and employee benefits) was $391,000 and $778,000 for the years ended December 31, 2011 and 2010, respectively. For the year ended December 31, 2009, the Company recorded a reversal of compensation cost of $539,000 related to restricted stock units

Umpqua Holdings Corporation and Subsidiaries

that has been credited to salaries and employee benefits expense. The total income tax benefit recognized in the income statement related to restricted stock units was $156,000 and $311,000 for the years ended December 31, 2011 and 2010, respectively. The total income tax expense recognized in the income statement related to restricted stock units was $215,000 for the year ended December 31, 2009. The total fair value of restricted stock units vested and released was $677,000, $213,000, and $186,000 for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, there was $772,000 of total unrecognized compensation cost related to nonvested restricted stock units which is expected to be recognized over a weighted-average period of 1.1 years, assuming the current expectation of performance conditions are met.

For the years ended December 31, 2011, 2010 and 2009, the Company received income tax benefits of $694,000, $406,000, and $326,000, respectively, related to the exercise of non-qualified employee stock options, disqualifying dispositions in the exercise of incentive stock options, the vesting of restricted shares and the vesting of restricted stock units. For the year ended December 31, 2011, the Company had net tax deficiencies (tax deficiency resulting from tax deductions less than the compensation cost recognized) of $261,000, compared to net tax deficiencies of $216,000 and $369,000 for the years ended December 31, 2010 and 2009, respectively. Only cash flows from gross excess tax benefits are classified as financing cash flows.

Share Repurchase Plan—The Company’s share repurchase plan, which was first approved by the Board and announced in August 2003, was amended on September 29, 2011 to increase the number of common shares available for repurchase under the plan to 15 million shares. The repurchase program will run through June 2013. As of December 31, 2011, a total of 12.6 million shares remained available for repurchase. The Company repurchased 2.5 million shares under the repurchase plan in 2011 and no shares in 2010. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan.

We also have certain stock option and restricted stock plans which provide for the payment of the option exercise price or withholding taxes by tendering previously owned or recently vested shares. During the years ended December 31, 2011 and 2010, there were 8,135 and 4,515 shares tendered in connection with option exercises, respectively. Restricted shares cancelled to pay withholding taxes totaled 23,158 and 12,443 shares during the years ended December 31, 2011 and 2010, respectively. Restricted stock units cancelled to pay withholding taxes totaled 22,439 and 5,583 during the years ended December 31, 2011 and 2010, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2011, that the Company meets all capital adequacy requirements to which it is subject.

The Company’s capital amounts and ratios as of December 31, 2011 and 2010 are presented in the following table:

(dollars in thousands)

	Actual		For Capital Adequacy purposes		To be Well Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio
AS OF DECEMBER 31, 2011:
Total Capital
(to Risk Weighted Assets)
Consolidated	$1,287,560	17.16%	$600,261	8.00%	$750,326	10.00%
Umpqua Bank	$1,163,611	15.53%	$599,413	8.00%	$749,267	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$1,193,740	15.91%	$300,123	4.00%	$450,185	6.00%
Umpqua Bank	$1,069,914	14.28%	$299,696	4.00%	$449,544	6.00%
Tier I Capital
(to Average Assets)
Consolidated	$1,193,740	10.91%	$437,668	4.00%	$547,085	5.00%
Umpqua Bank	$1,069,914	9.78%	$437,593	4.00%	$546,991	5.00%

	Actual		For Capital Adequacy purposes		To be Well Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio
AS OF DECEMBER 31, 2010:
Total Capital
(to Risk Weighted Assets)
Consolidated	$1,253,333	17.62%	$569,050	8.00%	$711,313	10.00%
Umpqua Bank	$1,085,839	15.27%	$568,874	8.00%	$711,093	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$1,164,226	16.36%	$284,652	4.00%	$426,978	6.00%
Umpqua Bank	$996,798	14.02%	$284,393	4.00%	$426,590	6.00%
Tier I Capital
(to Average Assets)
Consolidated	$1,164,226	10.56%	$440,995	4.00%	$551,243	5.00%
Umpqua Bank	$996,798	9.04%	$441,061	4.00%	$551,326	5.00%

The Company is a registered financial holding company under the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”), and is subject to the supervision of, and regulation by, the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank is an Oregon state chartered bank with deposits insured by the Federal Deposit Insurance Corporation (“FDIC”), and is subject to the supervision and regulation of the Director of the Oregon Department of Consumer and Business Services, administered through the Division of Finance and Corporate Securities, and to the supervision and regulation of the California Department of Financial Institutions, the Washington Department of Financial Institutions and the FDIC. As of December 31, 2011, the most recent notification from the FDIC categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. The Company is not subject to the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s regulatory capital category.

Umpqua Holdings Corporation and Subsidiaries

NOTE 24.    FAIR VALUES

The following table presents estimated fair values of the Company’s financial instruments as of December 31, 2011 and December 31, 2010, whether or not recognized or recorded at fair value in the Consolidated Balance Sheets:

(in thousands)

	2011		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$598,766	$598,766	$1,004,125	$1,004,125
Trading securities	2,309	2,309	3,024	3,024
Securities available for sale	3,168,578	3,168,578	2,919,180	2,919,180
Securities held to maturity	4,714	4,759	4,762	4,774
Loans held for sale	98,691	98,691	75,626	75,626
Non-covered loans and leases, net	5,795,130	5,816,714	5,557,066	5,767,506
Covered loans and leases	622,451	722,295	785,898	893,682
Restricted equity securities	32,581	32,581	34,475	34,475
Mortgage servicing rights	18,184	18,184	14,454	14,454
Bank owned life insurance assets	92,555	92,555	90,161	90,161
FDIC indemnification asset	91,089	47,008	146,413	90,011
Derivatives	7,955	7,955	1,060	1,060
Visa Class B common stock	—	19,230	—	15,987

FINANCIAL LIABILITIES:
Deposits	$9,236,690	$9,260,327	$9,433,805	$9,464,406
Securities sold under agreement to repurchase	124,605	124,605	73,759	73,759
Term debt	255,676	284,911	262,760	282,127
Junior subordinated debentures, at fair value	82,905	82,905	80,688	80,688
Junior subordinated debentures, at amortized cost	102,544	68,698	102,866	65,771
Derivatives	6,509	6,509	361	361

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2011 and 2010:

(in thousands)

	Fair Value at December 31, 2011
Description	Total	Level 1	Level 2	Level 3
Trading securities
Obligations of states and political subdivisions	$296	$296	$—	$—
Equity securities	1,918	1,918	—	—
Other investments securities(1)	95	95	—	—
Available for sale securities
U.S. Treasury and agencies	118,465	—	118,465	—
Obligations of states and political subdivisions	253,553	—	253,553	—
Residential mortgage-backed securities and collateralized mortgage obligations	2,794,355	—	2,794,355	—
Other debt securities	134	—	134	—
Investments in mutual funds and other equity securities	2,071	—	2,071	—
Mortgage servicing rights, at fair value	18,184	—	—	18,184
Derivatives	7,955	—	7,955	—

Total assets measured at fair value	$3,197,026	$2,309	$3,176,533	$18,184

Junior subordinated debentures, at fair value	$82,905	$—	$—	$82,905
Derivatives	6,509	—	6,509	—

Total liabilities measured at fair value	$89,414	$—	$6,509	$82,905

	Fair Value at December 31, 2010
Description	Total	Level 1	Level 2	Level 3
Trading securities
Obligations of states and political subdivisions	$1,282	$1,282	$—	$—
Equity securities	1,645	1,645	—	—
Other investments securities(1)	97	97	—	—
Available for sale securities
U.S. Treasury and agencies	118,789	—	118,789	—
Obligations of states and political subdivisions	216,726	—	216,726	—
Residential mortgage-backed securities and collateralized mortgage obligations	2,581,504	—	2,581,504	—
Other debt securities	152	—	152	—
Investments in mutual funds and other equity securities	2,009	—	2,009	—
Mortgage servicing rights, at fair value	14,454	—	—	14,454
Derivatives	1,060	—	1,060	—

Total assets measured at fair value	$2,937,718	$3,024	$2,920,240	$14,454

Junior subordinated debentures, at fair value	$80,688	$—	$—	$80,688
Derivatives	361	—	361	—

Total liabilities measured at fair value	$81,049	$—	$361	$80,688

Umpqua Holdings Corporation and Subsidiaries

(1)	Principally represents U.S. Treasury and agencies or residential mortgage-backed securities issued or guaranteed by governmental agencies.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash and Cash Equivalents—For short-term instruments, including cash and due from banks, and interest bearing deposits with banks, the carrying amount is a reasonable estimate of fair value.

Securities—Fair values for investment securities are primarily measured using information from a third-party pricing service. The pricing service uses evaluated pricing models based on market data. In the event that limited or less transparent information is provided by the third-party pricing service, fair value is estimated using secondary pricing services or non-binding third-party broker quotes. Management periodically reviews the pricing information received from the third-party pricing service and compares it to secondary pricing service, evaluating significant price variances between services to determine an appropriate estimate of fair value to report.

Loans Held For Sale—For loans held for sale, carrying value approximates fair value.

Non-covered Loans and Leases, net—Fair values are estimated for portfolios of loans and leases with similar financial characteristics. Loans are segregated by type, including commercial, real estate and consumer loans. Each loan category is further segregated by fixed and variable rate. For variable rate loans, carrying value approximates fair value. Effective in the second quarter of 2010, the fair value of fixed rate loans is calculated by discounting contractual cash flows at rates which similar loans are currently being made. These amounts are discounted further by embedded probable losses expected to be realized in the portfolio.

Covered Loans and leases, net—Covered loans and leases are initially measured at their estimated fair value on their date of acquisition as described in Note 7. Subsequent to acquisition, the fair value of covered loans is measured using the same methodology as that of non-covered loans.

Restricted Equity Securities—The carrying value of restricted equity securities approximates fair value as the shares can only be redeemed by the issuing institution at par.

Mortgage Servicing Rights—The fair value of mortgage servicing rights is estimated using a discounted cash flow model. Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income. This model is periodically validated by an independent external model validation group. The model assumptions and the MSR fair value estimates are also compared to observable trades of similar portfolios as well as to MSR broker valuations and industry surveys, as available. Due to the limited observability of all significant inputs utilized in the valuation model, particularly the discount rate and projected constant prepayment rate, and how changes in these assumptions could potentially impact the ending valuation of this asset, as well as the lack of readily available quotes or observable trades of similar assets in the current period, we classify this as a Level 3 fair value measure. Management believes the significant inputs utilized are indicative of those that would be used by market participants.

Bank Owned Life Insurance Assets—Fair values of insurance policies owned are based on the insurance contract’s cash surrender value.

FDIC Indemnification Asset—The FDIC indemnification asset is calculated as the expected future cash flows under the loss-share agreement discounted by a rate reflective of the creditworthiness of the FDIC as would be required from the market.

Deposits—The fair value of deposits with no stated maturity, such as non-interest bearing deposits, savings and interest checking accounts, and money market accounts, is equal to the amount payable on demand as of December 31, 2011 and 2010. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Securities Sold under Agreements to Repurchase—For short-term instruments, including securities sold under agreements to repurchase, the carrying amount is a reasonable estimate of fair value.

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2011 and 2010.

(in thousands)

	Beginning Balance	Change included in earnings	Issuances	Settlements	Ending Balance	Net change in unrealized gains or losses relating to items held at end of period
2011
Mortgage servicing rights	$14,454	$(2,990)	$6,720	$—	$18,184	$(961)
Junior subordinated debentures	80,688	6,134	—	(3,917)	82,905	6,134
2010
Mortgage servicing rights	$12,625	$(3,878)	$5,707	$—	$14,454	$(1,965)
Junior subordinated debentures	85,666	(1,004)	—	(3,974)	80,688	(1,004)

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

Management believes that the credit risk adjusted spread being utilized is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt, and not as a result of changes to our entity-specific credit risk. Future contractions in the credit risk adjusted the Company’s contractual spreads has primarily contributed to the positive fair value adjustments in 2010. Generally, an increase in the credit risk adjusted spread and/or a decrease in the three month LIBOR swap curve will result in positive fair value adjustments. Conversely, a decrease in the credit risk adjusted spread and/or an increase in the three month LIBOR swap curve will result in negative fair value adjustments.

Additionally, from time to time, certain assets are measured at fair value on a nonrecurring basis. These adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following table presents information about the Company’s assets and liabilities measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the years ended December 31, 2011 and 2010. The amounts disclosed below represent the fair values at the time the nonrecurring fair value measurements were made, and not necessarily the fair value as of the dates reported upon.

Umpqua Holdings Corporation and Subsidiaries

(in thousands)

	December 31, 2011

Description	Total	Level 1	Level 2	Level 3
Investment securities, held to maturity
Residential mortgage-backed securities and collateralized mortgage obligations	$487	$—	$—	$487
Non-covered loans and leases	53,847	—	—	53,847
Non-covered other real estate owned	11,321	—	—	11,321
Covered other real estate owned	12,561	—	—	12,561

	$78,216	$—	$—	$78,216

	December 31, 2010

Description	Total	Level 1	Level 2	Level 3
Investment securities, held to maturity
Residential mortgage-backed securities and collateralized mortgage obligations	$1,226	$—	$—	$1,226
Non-covered loans and leases	74,639	—	—	74,639
Non-covered other real estate owned	7,958	—	—	7,958
Covered other real estate owned	8,708	—	—	8,708

	$92,531	$—	$—	$92,531

The following table presents the losses resulting from nonrecurring fair value adjustments for the years ended December 31, 2011, 2010 and 2009:

(in thousands)

	2011	2010	2009
Investment securities, held to maturity
Residential mortgage-backed securities and collateralized mortgage obligations	$359	$414	$10,334
Non-covered loans and leases	51,883	119,240	185,810
Goodwill	—	—	111,952
Other intangible assets, net	—	—	804
Non-covered other real estate owned	8,947	4,074	12,247
Covered other real estate owned	8,709	1,941	—

Total loss from nonrecurring measurements	$69,898	$125,669	$321,147

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

Umpqua Holdings Corporation and Subsidiaries

performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Fair value adjustments on other real estate owned are recognized within net loss on real estate owned. The loss represents impairments on non-covered other real estate owned for fair value adjustments based on the fair value of the real estate.

NOTE 25.    EARNINGS PER COMMON SHARE

The following is a computation of basic and diluted earnings per common share for the years ended December 31, 2011, 2010 and 2009:

(in thousands, except per share data)

	2011	2010	2009
NUMERATORS:
Net income (loss)	$74,496	$28,326	$(153,366)
Preferred stock dividends	—	12,192	12,866
Dividends and undistributed earnings allocated to participating securities(1)	356	67	30

Net earnings (loss) available to common shareholders	$74,140	$16,067	$(166,262)

DENOMINATORS:
Weighted average number of common shares outstanding—basic	114,220	107,922	70,399
Effect of potentially dilutive common shares(2)	189	231	—

Weighted average number of common shares outstanding—diluted	114,409	108,153	70,399

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.65	$0.15	$(2.36)
Diluted	$0.65	$0.15	$(2.36)

(1)	Represents dividends paid and undistributed earnings allocated to nonvested restricted stock awards.
(2)	Represents the effect of the assumed exercise of warrants, assumed exercise of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units, based on the treasury stock method.

The following table presents the weighted average outstanding non-participating securities that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive for the years ended December 31, 2011, 2010 and 2009:

(in thousands)

	2011	2010	2009
Stock options	1,815	1,450	1,826
CPP warrant	—	274	1,811
Non-participating, nonvested restricted shares	—	9	17
Restricted stock units	—	—	100

	1,815	1,733	3,754

In the fourth quarter of 2008, the Company issued the CPP warrant to the U.S. Treasury to purchase up to 2,221,795 shares of common stock. This security was not included in the computation of diluted EPS for the year ended December 31, 2009 because the warrant’s exercise price was greater than the average market price of common shares. The weighted average number of outstanding common stock underlying the CPP warrant in 2009 reflects the 50% reduction of the number of shares of common stock underlying the warrant in connection with the Company’s qualifying public offering in the third quarter of 2009. The weighted average number of outstanding common stock underlying the CPP warrant in 2010 reflects the repurchase of the warrants in connection with the Company’s full repayment of TARP obligations and cancellation of all equity interests in the Company held by the U.S. Treasury.

NOTE 26.    OPERATING SEGMENTS

The Company operates three primary segments: Community Banking, Mortgage Banking and Wealth Management. The Community Banking segment’s principal business focus is the offering of loan and deposit products to its business and retail customers in its primary market areas. As of December 31, 2011, the Community Banking segment operates 194 locations throughout Oregon, Northern California, Washington and Nevada.

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

Prior to January 1, 2011, the Company reported Retail Brokerage, consisting of Umpqua Investments, as its own segment. Effective in 2011, the Company began reporting Umpqua Investments, Umpqua Private Bank, and Umpqua Financial Advisors under the Wealth Management segment. Umpqua Private Bank and Umpqua Financial Advisors do not meet the quantitative thresholds for reporting as separate segments and service the same customer base as Umpqua Investments. As a result of the change in reportable segment, prior periods have been adjusted in the financial information below.

Summarized financial information concerning the Company’s reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

Year Ended December 31, 2011

(in thousands)

	Community Banking	Wealth Management	Mortgage Banking	Consolidated
Interest income	$474,167	$13,362	$14,224	$501,753
Interest expense	68,751	2,067	2,483	73,301

Net interest income	405,416	11,295	11,741	428,452
Provision for non-covered loan and lease losses	46,220	—	—	46,220
Provision for covered loan and lease losses	16,141	—	—	16,141
Non-interest income	43,282	13,963	26,873	84,118
Non-interest expense	302,883	15,630	20,458	338,971

Income before provision for income taxes	83,454	9,628	18,156	111,238
Provision for income taxes	26,023	3,457	7,262	36,742

Net income	57,431	6,171	10,894	74,496
Dividends and undistributed earnings allocated to participating securities	356	—	—	356

Net earnings available to common shareholders	$57,075	$6,171	$10,894	$74,140

Total assets	$11,086,493	$53,044	$423,818	$11,563,355
Total loans (covered and non-covered)	$6,171,368	$38,810	$300,371	$6,510,549
Total deposits	$8,830,353	$390,992	$15,345	$9,236,690

Umpqua Holdings Corporation and Subsidiaries

Year Ended December 31, 2010

(in thousands)

	Community	Wealth	Mortgage
	Banking	Management	Banking	Consolidated
Interest income	$466,054	$9,978	$12,564	$488,596
Interest expense	89,622	1,435	2,755	93,812

Net interest income	376,432	8,543	9,809	394,784
Provision for non-covered loan and lease losses	113,668	—	—	113,668
Provision for covered loan and lease losses	5,151	—	—	5,151
Non-interest income	41,534	12,967	21,403	75,904
Non-interest expense	286,629	15,503	15,606	317,738

Income before (benefit from) provision for income taxes	12,518	6,007	15,606	34,131
(Benefit from) provision for income taxes	(2,342)	1,905	6,242	5,805

Net income	14,860	4,102	9,364	28,326
Preferred stock dividends	12,192	—	—	12,192
Dividends and undistributed earnings allocated to participating securities	67	—	—	67

Net earnings available to common shareholders	$2,601	$4,102	$9,364	$16,067

Total assets	$11,314,681	$37,757	$316,272	$11,668,710
Total loans (covered and non-covered)	$6,198,532	$23,631	$222,722	$6,444,885
Total deposits	$9,160,058	$262,148	$11,599	$9,433,805

Year Ended December 31, 2009

(in thousands)

	Community	Wealth	Mortgage
	Banking	Management	Banking	Consolidated
Interest income	$406,460	$4,467	$12,805	$423,732
Interest expense	99,382	1	3,641	103,024

Net interest income	307,078	4,466	9,164	320,708
Provision for loan and lease losses	209,124	—	—	209,124
Non-interest income	45,280	9,344	18,892	73,516
Non-interest expense	352,290	12,910	14,203	379,403

(Loss) income before (benefit from) provision for income taxes	(209,056)	900	13,853	(194,303)
(Benefit from) provision for income taxes	(46,383)	(95)	5,541	(40,937)

Net (loss) income	(162,673)	995	8,312	(153,366)
Preferred stock dividends	12,866	—	—	12,866
Dividends and undistributed earnings allocated to participating securities	30	—	—	30

Net (loss) earnings available to common shareholders	$(175,569)	$995	$8,312	$(166,262)

Total assets	$9,109,542	$31,196	$240,634	$9,381,372
Total loans (covered and non-covered)	$5,789,730	$17,484	$192,053	$5,999,267
Total deposits	$7,432,549	$98	$7,787	$7,440,434

NOTE 27.    RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has made loans to its directors and executive officers (and their associated and affiliated companies). All such loans have been made on the same terms as those prevailing at the time of origination to other borrowers.

The following table presents a summary of aggregate activity involving related party borrowers for the years ended December 31, 2011, 2010 and 2009:

(in thousands)

	2011	2010	2009
Loans outstanding at beginning of year	$9,264	$12,301	$13,968
New loans and advances	10,041	1,409	1,819
Less loan repayments	(7,060)	(3,467)	(3,471)
Reclassification(1)	—	(979)	(15)

Loans outstanding at end of year	$12,245	$9,264	$12,301

(1)	Represents loans that were once considered related party but are no longer considered related party, or loans that were not related party that subsequently became related party loans.

At December 31, 2011 and 2010 deposits of related parties amounted to $18.9 million and $14.7 million, respectively.

NOTE 28.    PARENT COMPANY FINANCIAL STATEMENTS

Condensed Balance Sheets

December 31,

(in thousands)

	2011	2010
ASSETS
Non-interest bearing deposits with subsidiary banks	$82,133	$128,450
Investments in:
Bank subsidiary	1,772,003	1,695,914
Nonbank subsidiaries	24,486	20,560
Receivable from nonbank subsidiary	—	8
Other assets	5,713	1,782

Total assets	$1,884,335	$1,846,714

LIABILITIES AND SHAREHOLDERS’ EQUITY
Payable to bank subsidiary	$32	$26
Other liabilities	26,441	20,560
Junior subordinated debentures, at fair value	82,905	80,688
Junior subordinated debentures, at amortized cost	102,544	102,866

Total liabilities	211,922	204,140
Shareholders’ equity	1,672,413	1,642,574

Total liabilities and shareholders’ equity	$1,884,335	$1,846,714

Umpqua Holdings Corporation and Subsidiaries

Condensed Statements of Operations

Year Ended December 31,

(in thousands)

	2011	2010	2009
INCOME
Dividends from subsidiaries	$17,743	$245	$18,306
Other income	(2,127)	5,081	6,656

Total income	15,616	5,326	24,962

EXPENSES
Management fees paid to subsidiaries	469	291	305
Other expenses	9,072	9,116	10,079

Total expenses	9,541	9,407	10,384

Income (loss) before income tax benefit and equity in undistributed earnings of subsidiaries	6,075	(4,081)	14,578
Income tax benefit	(4,325)	(1,594)	(1,677)

Net income (loss) before equity in undistributed earnings of subsidiaries	10,400	(2,487)	16,255
Equity in (distributions in excess) undistributed earnings of subsidiaries	64,096	30,813	(169,621)

Net income (loss)	74,496	28,326	(153,366)
Preferred stock dividends	—	12,192	12,866
Dividends and undistributed earnings allocated to participating securities	356	67	30

Net earnings (loss) available to common shareholders	$74,140	$16,067	$(166,262)

Condensed Statements of Cash Flows

Year Ended December 31,

(in thousands)

	2011	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$74,496	$28,326	$(153,366)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
(Distributions in excess) equity in undistributed earnings of subsidiaries	(64,096)	(30,813)	169,621
Gain on sale of investment securities	—	—	(79)
Depreciation, amortization and accretion	(322)	(322)	(467)
Change in fair value of junior subordinated debentures	2,217	(4,978)	(6,854)
Net (increase) decrease in other assets	(3,933)	3,717	(637)
Net increase (decrease) in other liabilities	3,736	(1,930)	1,523

Net cash provided (used) by operating activities	12,098	(6,000)	9,741

INVESTING ACTIVITIES:
Investment in subsidiaries	(3,668)	(126,500)	(87,000)
Proceeds from investment securities held to maturity	—	—	229
Net decrease (increase) in receivables from nonbank subsidiaries	8	(8)	—

Net cash used by investing activities	(3,660)	(126,508)	(86,771)

FINANCING ACTIVITIES:
Net increase (decrease) in payables to subsidiaries	7	(34)	53
Proceeds from issuance of preferred stock	—	198,289	—
Redemption of preferred stock	—	(214,181)	—
Redemption of warrants	—	(4,500)	—
Net proceeds from issuance of common stock	—	89,786	245,697
Dividends paid on preferred stock	—	(3,686)	(10,739)
Dividends paid on common stock	(25,317)	(20,626)	(13,399)
Stock repurchased	(29,754)	(284)	(174)
Proceeds from exercise of stock options	309	1,004	301

Net cash (used) provided by financing activities	(54,755)	45,768	221,739
Change in cash and cash equivalents	(46,317)	(86,740)	144,709
Cash and cash equivalents, beginning of year	128,450	215,190	70,481

Cash and cash equivalents, end of year	$82,133	$128,450	$215,190

Umpqua Holdings Corporation and Subsidiaries

NOTE 29.    QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following tables present the summary results for the eight quarters ending December 31, 2011:

2011

(in thousands, except per share information)

	2011
	December 31	September 30	June 30	March 31	Four Quarters
Interest income	$121,917	$126,527	$128,417	$124,892	$501,753
Interest expense	15,262	18,993	19,056	19,990	73,301

Net interest income	106,655	107,534	109,361	104,902	428,452
Provision for non-covered loan and lease losses	6,642	9,089	15,459	15,030	46,220
Provision for covered loan and lease losses	698	4,420	3,755	7,268	16,141
Non-interest income	18,128	24,778	19,627	21,585	84,118
Non-interest expense	85,339	86,224	83,207	84,201	338,971

Income before provision for income taxes	32,104	32,579	26,567	19,988	111,238
Provision for income taxes	10,722	10,717	8,782	6,521	36,742

Net income	21,382	21,862	17,785	13,467	74,496
Dividends and undistributed earnings allocated to participating securities	103	105	86	62	356

Net earnings available to common shareholders	$21,279	$21,757	$17,699	$13,405	$74,140

Basic earnings per common share	$0.19	$0.19	$0.15	$0.12
Diluted earnings per common share	$0.19	$0.19	$0.15	$0.12
Cash dividends declared per common share	$0.07	$0.07	$0.05	$0.05

2010

(in thousands, except per share information)

	2010
	December 31	September 30	June 30	March 31	Four Quarters
Interest income	$130,677	$132,946	$115,604	$109,369	$488,596
Interest expense	23,562	24,629	23,304	22,317	93,812

Net interest income	107,115	108,317	92,300	87,052	394,784
Provision for non-covered loan and lease losses	17,567	24,228	29,767	42,106	113,668
Provision for covered loan and lease losses	4,484	667	—	—	5,151
Non-interest income	15,161	12,133	18,563	30,047	75,904
Non-interest expense	87,864	85,170	74,833	69,871	317,738

Income before provision for (benefit from) income taxes	12,361	10,385	6,263	5,122	34,131
Provision for (benefit from) income taxes	4,203	2,194	2,800	(3,392)	5,805

Net income	8,158	8,191	3,463	8,514	28,326
Preferred stock dividends	—	—	—	12,192	12,192
Dividends and undistributed earnings allocated to participating securities	18	18	16	15	67

Net earnings (loss) available to common shareholders	$8,140	$8,173	$3,447	$(3,693)	$16,067

Basic earnings (loss) per common share	$0.07	$0.07	$0.03	$(0.04)
Diluted earnings (loss) per common share	$0.07	$0.07	$0.03	$(0.04)
Cash dividends declared per common share	$0.05	$0.05	$0.05	$0.05

Umpqua Holdings Corporation

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES.

On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. As of December 31, 2011, our management, including our Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us, that is required to be included in our periodic SEC filings.

Although we change and improve our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the fourth quarter 2011 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment and those criteria, we believe that, as of December 31, 2011, the Company maintained effective internal control over financial reporting.

The Company’s registered public accounting firm has audited the Company’s consolidated financial statements and the effectiveness of our internal control over financial reporting as of and for the year ended December 31, 2011 that are included in this annual report and issued their Report of Independent Registered Public Accounting Firm, appearing under Item 8. The attestation report expresses an unqualified opinion on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2011.

February 17, 2012

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference to Umpqua’s Proxy Statement for the 2012 annual meeting of shareholders under the captions “Annual Meeting Business”- “Item 1, Election of Directors”, “Information About Executive Officers”, “Corporate Governance Overview” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.    EXECUTIVE COMPENSATION.

The response to this item is incorporated by reference to the Proxy Statement, under the caption “Compensation Discussion and Analysis.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is set forth in Part II, Item 5, “Equity Compensation Plan Information” and is incorporated by reference to the Proxy Statement, under the caption “Security Ownership of Management and Others.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference to the Proxy Statement, under the captions “Annual Meeting Business- Item 1, Election of Directors” and “Related Party Transactions.”

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

(3)	The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed on the Index of Exhibits to this annual report on Form 10-K on sequential page 186.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Umpqua Holdings Corporation has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on February 17, 2012.

UMPQUA HOLDINGS CORPORATION (Registrant)

/s/ Raymond P. Davis	Date: February 17, 2012
Raymond P. Davis, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raymond P. Davis Raymond P. Davis	President, Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2012

/s/ Ronald L. Farnsworth Ronald L. Farnsworth	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 17, 2012

/s/ Neal T. McLaughlin Neal T. McLaughlin	Executive Vice President, Treasurer (Principal Accounting Officer)	February 17, 2012

/s/ Allyn C. Ford Allyn C. Ford	Director	February 17, 2012

/s/ Peggy Y. Fowler Peggy Y. Fowler	Director	February 17, 2012

/s/ Stephen M. Gambee Stephen M. Gambee	Director	February 17, 2012

/s/ Jose R. Hermocillo Jose R. Hermocillo	Director	February 17, 2012

/s/ William A. Lansing William A. Lansing	Director	February 17, 2012

/s/ Luis F. Machuca Luis F. Machuca	Director	February 17, 2012

/s/ Diane D. Miller Diane D. Miller	Director	February 17, 2012

Umpqua Holdings Corporation

Signature	Title	Date

/s/ Dudley R. Slater Dudley R. Slater	Director	February 17, 2012

/s/ Bryan L. Timm Bryan L. Timm	Director	February 17, 2012

/s/ Hilliard C. Terry, III Hilliard C. Terry, III	Director	February 17, 2012

/s/ Frank R. J. Whittaker Frank R. J. Whittaker	Director	February 17, 2012

EXHIBIT INDEX

Exhibit
3.1	(a)	Restated Articles of Incorporation with designation of Fixed Rate Cumulative Perpetual Preferred Stock, Series A and designation of Series B Common Stock Equivalent preferred stock
3.2	(b)	Bylaws, as amended
4.1	(c)	Specimen Common Stock Certificate
4.2	(d)	Amended and Restated Declaration of Trust for Umpqua Master Trust I, dated August 9, 2007
4.3	(e)	Indenture, dated August 9, 2007, by and between Umpqua Holdings Corporation and LaSalle Bank National Association
4.4	(f)	Series A Guarantee Agreement, dated August 9, 2007, by and between Umpqua Holdings Corporation and LaSalle Bank National Association
4.5	(g)	Series B Guarantee Agreement, dated September 6, 2007, by and between Umpqua Holdings Corporation and LaSalle Bank National Association
4.6	(h)	Series B Supplement pursuant to Amended and Restated Declaration of Trust dated August 9, 2007
10.1**	(i)	Third Restated Supplemental Executive Retirement Plan effective April 16, 2008 between the Company and Raymond P. Davis
10.2**	(j)	Employment Agreement dated July 1, 2003, between the Company and Raymond P. Davis
10.3**	(k)	Umpqua Holdings Corporation 2005 Performance-Based Executive Incentive Plan
10.4**	(l)	2003 Stock Incentive Plan, as amended, effective March 5, 2007
10.5**	(m)	2007 Long Term Incentive Plan effective March 5, 2007
10.6**	(n)	Employment Agreement with Brad Copeland dated March 10, 2006
10.7**	(o)	Employment Agreement with Kelly J. Johnson dated January 15, 2009
10.8**	(p)	Employment Agreement with Colin Eccles dated January 21, 2009
10.9**	(q)	Form of Employment Agreement with Ronald L. Farnsworth, Steven L. Philpott and Neal T. McLaughlin, each dated March 5, 2008
10.10**	(r)	Form of Long Term Incentive Restricted Stock Unit Agreement
10.11**	(s)	Split-Dollar Insurance Agreement dated April 16, 2008 between the Company and Raymond P. Davis
10.12**	(t)	Form of First Amendment to Employment Agreement effective September 16, 2008 between the Company and Brad Copeland and between the Company and Barbara Baker
10.14**	(u)	Employment Agreement dated effective March 21, 2010 between the Company and Cort O’Haver
10.15**	(v)	Employment Agreement dated effective June 1, 2010 between the Company and Mark Wardlow
10.16**	(w)	Employment Agreement dated effective November 15, 2010 between the Company and Ulderico (Rick) Calero, Jr.
10.17**	(x)	Form of Amendment No. 1 to Nonqualified Stock Option Agreements between Company and Executive Officers that were originally issued January 31, 2011
10.18**	(y)	Form of Amendment No. 1 to Restricted Stock Agreements between the Company and Executive Officers that were originally issued January 31, 2011
12	Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm – Moss Adams LLP
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Umpqua Holdings Corporation

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.
**	Indicates compensatory plan or arrangement
(a)	Incorporated by reference to Exhibit 3.1 to Form 10-Q filed May 7, 2010
(b)	Incorporated by reference to Exhibit 3.2 to Form 8-K filed April 22, 2008
(c)	Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 (No. 333-77259) filed with the SEC on April 28, 1999
(d)	Incorporated by reference to Exhibit 4.1 to Form 8-K filed August 10, 2007
(e)	Incorporated by reference to Exhibit 4.2 to Form 8-K filed August 10, 2007
(f)	Incorporated by reference to Exhibit 4.3 to Form 8-K filed August 10, 2007
(g)	Incorporated by reference to Exhibit 4.3 to Form 8-K filed September 7, 2007
(h)	Incorporated by reference to Exhibit 4.4 to Form 8-K filed September 7, 2007
(i)	Incorporated by reference to Exhibit 99.1 to Form 8-K/A filed April 22, 2008
(j)	Incorporated by reference to Exhibit 10.4 to Form 10-Q filed August 14, 2003
(k)	Incorporated by reference to Appendix B to Form DEF 14A filed March 31, 2005
(l)	Incorporated by reference to Appendix A to Form DEF 14A filed March 14, 2007
(m)	Incorporated by reference to Appendix B to Form DEF 14A filed March 14, 2007
(n)	Incorporated by reference to Exhibit 10.2 to Form 8-K filed March 21, 2006
(o)	Incorporate by reference to Exhibit 10.7 to Form 10-K filed February 19, 2010
(p)	Incorporated by reference to Exhibit 10.8 to Form 10-K filed February 19, 2010
(q)	Incorporated by reference to Exhibit 99.1 to Form 8-K filed March 7, 2008
(r)	Incorporated by reference to Exhibit 10.4 to Form 10-Q filed August 3, 2007
(s)	Incorporated by reference to Exhibit 99.2 to Form 8-K filed April 22, 2008
(t)	Incorporated by reference to Exhibit 99.1 to Form 8-K filed October 8, 2008
(u)	Incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 4, 2010
(v)	Incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 4, 2010
(w)	Incorporated by reference to Exhibit 99.1 to Form 8-K filed February 4, 2011
(x)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed June 20, 2011
(y)	Incorporated by reference to Exhibit 10.2 to Form 8-K filed June 20, 2011