Form 10-Q
period 2012-03-31
UMPQUA HOLDINGS CORP
filed 2012-05-04
CIK 1077771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended: March 31, 2012

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

Common stock, no par value: 111,894,082 shares outstanding as of April 30, 2012

UMPQUA HOLDINGS CORPORATION

FORM 10-Q

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except shares)

	March 31, 2012	December 31, 2011
ASSETS
Cash and due from banks	$134,202	$152,265
Interest bearing deposits	403,468	445,954
Temporary investments	651	547

Total cash and cash equivalents	538,321	598,766
Investment securities
Trading, at fair value	3,156	2,309
Available for sale, at fair value	3,095,009	3,168,578
Held to maturity, at amortized cost	4,625	4,714
Loans held for sale	127,117	98,691
Non-covered loans and leases	5,941,270	5,888,098
Allowance for non-covered loan and lease losses	(86,670)	(92,968)

Net non-covered loans and leases	5,854,600	5,795,130
Covered loans and leases, net of allowance of $12,635 and $14,320	593,179	622,451
Restricted equity securities	32,453	32,581
Premises and equipment, net	153,557	152,366
Goodwill and other intangible assets, net	676,010	677,224
Mortgage servicing rights, at fair value	20,210	18,184
Non-covered other real estate owned	34,306	34,175
Covered other real estate owned	12,787	19,491
FDIC indemnification asset	78,417	91,089
Other assets	229,431	247,606

Total assets	$11,453,178	$11,563,355

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$1,994,995	$1,913,121
Interest bearing	7,120,170	7,323,569

Total deposits	9,115,165	9,236,690
Securities sold under agreements to repurchase	126,645	124,605
Term debt	255,160	255,676
Junior subordinated debentures, at fair value	83,453	82,905
Junior subordinated debentures, at amortized cost	102,463	102,544
Other liabilities	83,240	88,522

Total liabilities	9,766,126	9,890,942

COMMITMENTS AND CONTINGENCIES (NOTE 9)

SHAREHOLDERS’ EQUITY
Common stock, no par value, 200,000,000 shares authorized; issued and outstanding: 111,892,969 in 2012 and 112,164,891 in 2011	1,510,774	1,514,913
Retained earnings	141,339	123,726
Accumulated other comprehensive income	34,939	33,774

Total shareholders’ equity	1,687,052	1,672,413

Total liabilities and shareholders’ equity	$11,453,178	$11,563,355

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share amounts)

	Three months ended March 31,
	2012	2011
INTEREST INCOME
Interest and fees on non-covered loans	$ 77,659	$ 78,733
Interest and fees on covered loans	17,343	21,547
Interest and dividends on investment securities:
Taxable	18,120	22,043
Exempt from federal income tax	2,277	2,165
Dividends	6	3
Interest on temporary investments and interest bearing deposits	237	401

Total interest income	115,642	124,892
INTEREST EXPENSE
Interest on deposits	8,845	15,666
Interest on securities sold under agreement to repurchase and federal funds purchased	80	122
Interest on term debt	2,304	2,289
Interest on junior subordinated debentures	2,058	1,913

Total interest expense	13,287	19,990

Net interest income	102,355	104,902
PROVISION FOR NON-COVERED LOAN AND LEASE LOSSES	3,167	15,030
PROVISION FOR COVERED LOAN AND LEASE LOSSES	(31)	7,268

Net interest income after provision for loan and lease losses	99,219	82,604
NON-INTEREST INCOME
Service charges on deposit accounts	6,666	7,821
Brokerage commissions and fees	2,944	3,377
Mortgage banking revenue, net	13,082	5,275
Gain (loss) on investment securities, net:
Gain on sale of investment securities, net	148	-
Portion of other-than-temporary impairment losses transferred from other comprehensive income	-	(25)

Total gain (loss) on investment securities, net	148	(25)
Loss on junior subordinated debentures carried at fair value	(548)	(542)
Change in FDIC indemnification asset	(1,845)	2,905
Other income	6,790	2,774

Total non-interest income	27,237	21,585
NON-INTEREST EXPENSE
Salaries and employee benefits	47,093	44,610
Net occupancy and equipment	13,498	12,517
Communications	2,942	2,810
Marketing	990	851
Services	6,162	5,882
Supplies	665	781
FDIC assessments	1,968	3,873
Net loss on non-covered other real estate owned	3,187	2,833
Net loss on covered other real estate owned	2,454	951
Intangible amortization	1,212	1,251
Merger related expenses	100	181
Other expenses	7,425	7,661

Total non-interest expense	87,696	84,201

Income before provision for income taxes	38,760	19,988
Provision for income taxes	13,257	6,521

Net income	$ 25,503	$ 13,467

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)

(UNAUDITED)

(in thousands, except per share amounts)

	Three months ended March 31,
	2012	2011
Net income	$25,503	$13,467
Dividends and undistributed earnings allocated to participating securities	167	62

Net earnings available to common shareholders	$25,336	$13,405

Earnings per common share:
Basic	$0.23	$0.12
Diluted	$0.23	$0.12
Weighted average number of common shares outstanding:
Basic	111,989	114,575
Diluted	112,160	114,746

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three months ended March 31,
	2012	2011
Net income	$25,503	$13,467

Available for sale securities:
Unrealized gains arising during the period	2,022	815
Reclassification adjustment for net gains realized in earnings (net of tax expense $59 for the three months ended March 31, 2012)	(89)	-
Income tax expense related to unrealized gains	(809)	(326)

Net change in unrealized gains	1,124	489

Held to maturity securities:
Unrealized gains related to factors other than credit (net of tax expense of $6 for the three months ended March 31, 2011 )	-	8
Reclassification adjustment for impairments realized in net income (net of tax benefit of $10 for the three months ended March 31, 2011)	-	15
Accretion of unrealized losses related to factors other than credit to investment securities held to maturity (net of tax benefit of $28 and $18 for the three months ended March 31, 2012 and 2011, respectively)	41	26

Net change in unrealized losses related to factors other than credit	41	49

Other comprehensive income, net of tax	1,165	538

Comprehensive income	$26,668	$14,005

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except shares)

	Common Stock			Accumulated Other
	Shares	Amount	Retained Earnings	Comprehensive Income	Total
BALANCE AT JANUARY 1, 2011	114,536,814	$1,540,928	$76,701	$24,945	$1,642,574
Net income			74,496		74,496
Other comprehensive income, net of tax				8,829	8,829

Comprehensive income					$83,325

Stock-based compensation		3,785			3,785
Stock repurchased and retired	(2,557,056)	(29,754)			(29,754)
Issuances of common stock under stock plans and related net tax deficiencies	185,133	(46)			(46)
Cash dividends on common stock ($0.24 per share)			(27,471)		(27,471)

Balance at December 31, 2011	112,164,891	$1,514,913	$123,726	$33,774	$1,672,413

BALANCE AT JANUARY 1, 2012	112,164,891	1,514,913	123,726	33,774	$1,672,413
Net income			25,503		25,503
Other comprehensive income, net of tax				1,165	1,165

Comprehensive income					$26,668

Stock-based compensation		916			916
Stock repurchased and retired	(395,904)	(5,013)			(5,013)
Issuances of common stock under stock plans and related net tax deficiencies	123,982	(42)			(42)
Cash dividends on common stock ($0.07 per share)			(7,890)		(7,890)

Balance at March 31, 2012	111,892,969	$1,510,774	$141,339	$34,939	$1,687,052

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three months ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,503	$13,467
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premiums, net	10,744	9,111
Gain on sale of investment securities, net	(148)	-
Other-than-temporary impairment on investment securities held to maturity	-	25
(Gain) loss on sale of non-covered other real estate owned	(336)	703
Gain on sale of covered other real estate owned	(452)	(305)
Valuation adjustment on non-covered other real estate owned	3,523	2,130
Valuation adjustment on covered other real estate owned	2,906	1,256
Provision for non-covered loan and lease losses	3,167	15,030
Provision for covered loan and lease losses	(31)	7,268
Change in FDIC indemnification asset	1,845	(2,905)
Depreciation, amortization and accretion	4,020	3,031
Increase in mortgage servicing rights	(2,948)	(1,334)
Change in mortgage servicing rights carried at fair value	922	183
Change in junior subordinated debentures carried at fair value	548	532
Stock-based compensation	916	1,119
Net (increase) decrease in trading account assets	(847)	452
(Gain) loss on sale of loans	(6,094)	815
Origination of loans held for sale	(352,522)	(139,229)
Proceeds from sales of loans held for sale	330,190	161,385
Excess tax benefits from the exercise of stock options	(46)	(3)
Change in other assets and liabilities:
Net decrease in other assets	15,493	137
Net (decrease) increase in other liabilities	(5,554)	600

Net cash provided by operating activities	30,799	73,468

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(266,541)	(521,254)
Proceeds from investment securities available for sale	331,374	146,918
Proceeds from investment securities held to maturity	170	186
Redemption of restricted equity securities	128	180
Net non-covered loan and lease originations	(68,883)	(6,455)
Net covered loan and lease paydowns	23,956	33,964
Proceeds from sales of loans	4,428	5,392
Proceeds from disposals of furniture and equipment	653	115
Purchases of premises and equipment	(5,863)	(7,926)
Net proceeds from FDIC indemnification asset	12,649	33,862
Proceeds from sales of non-covered other real estate owned	3,892	5,349
Proceeds from sales of covered other real estate owned	5,033	4,259

Net cash provided (used) by investing activities	40,996	(305,410)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

(in thousands)

	Three months ended
	March 31,
	2,012	2,011
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposit liabilities	(121,444)	(140,870)
Net increase in securities sold under agreements to repurchase	2,040	19,666
Repayment of term debt	-	(5,000)
Dividends paid on common stock	(7,890)	(5,743)
Excess tax benefits from stock based compensation	46	3
Proceeds from stock options exercised	21	212
Retirement of common stock	(5,013)	(488)

Net cash used by financing activities	(132,240)	(132,220)

Net decrease in cash and cash equivalents	(60,445)	(364,162)
Cash and cash equivalents, beginning of period	598,766	1,004,125

Cash and cash equivalents, end of period	$538,321	$639,963

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$14,392	$21,623
Income taxes	$-	$70

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gains on investment securities available for sale, net of taxes	$1,124	$489
Change in unrealized losses on investment securities held to maturity related to factors other than credit, net of taxes	$41	$49
Cash dividend declared on common and preferred stock and payable after period-end	$7,887	$5,761
Transfer of non-covered loans to non-covered other real estate owned	$7,209	$9,903
Transfer of covered loans to covered other real estate owned	$784	$3,036
Transfer of covered loans to non-covered loans	$4,563	$-
Transfer from FDIC indemnification asset to due from FDIC and other	$10,827	$17,445

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

The accounting and financial reporting policies of Umpqua Holdings Corporation (referred to in this report as “we”, “our” or “the Company”) conform to accounting principles generally accepted in the United States of America. The accompanying interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Umpqua Bank (“Bank”), and Umpqua Investments, Inc. (“Umpqua Investments”). All material inter-company balances and transactions have been eliminated. The consolidated financial statements have not been audited. A more detailed description of our accounting policies is included in the 2011 Annual Report filed on Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the 2011 Annual Report filed on Form 10-K.

In preparing these financial statements, the Company has evaluated events and transactions subsequent to March 31, 2012 for potential recognition or disclosure. In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period. Certain reclassifications of prior period amounts have been made to conform to current classifications.

Note 2 – Investment Securities

The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at March 31, 2012 and December 31, 2011:

March 31, 2012

(in thousands)

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$45,548	$719	$(1)	$46,266
Obligations of states and political subdivisions	236,166	15,830	(116)	251,880
Residential mortgage-backed securities and collateralized mortgage obligations	2,752,535	46,071	(3,945)	2,794,661
Other debt securities	149	-	(14)	135
Investments in mutual funds and other equity securities	1,959	108	-	2,067

	$3,036,357	$62,728	$(4,076)	$3,095,009

HELD TO MATURITY:
Obligations of states and political subdivisions	$1,315	$2	$-	$1,317
Residential mortgage-backed securities and collateralized mortgage obligations	3,310	153	(44)	3,419

	$4,625	$155	$(44)	$4,736

December 31, 2011

(in thousands)

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$117,232	$1,234	$(1)	$118,465
Obligations of states and political subdivisions	237,302	16,264	(13)	253,553
Residential mortgage-backed securities and collateralized mortgage obligations	2,755,153	43,152	(3,950)	2,794,355
Other debt securities	151	-	(17)	134
Investments in mutual funds and other equity securities	1,959	112	-	2,071

	$3,111,797	$60,762	$(3,981)	$3,168,578

HELD TO MATURITY:
Obligations of states and political subdivisions	$1,335	$2	$-	$1,337
Residential mortgage-backed securities and collateralized mortgage obligations	3,379	120	(77)	3,422

	$4,714	$122	$(77)	$4,759

Investment securities that were in an unrealized loss position as of March 31, 2012 and December 31, 2011 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

March 31, 2012

(in thousands)

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

AVAILABLE FOR SALE:
U.S. Treasury and agencies	$-	$-	$78	$1	$78	$1
Obligations of states and political subdivisions	5,409	116	-	-	5,409	116
Residential mortgage-backed securities and collateralized mortgage obligations	499,687	3,639	30,573	306	530,260	3,945
Other debt securities	-	-	135	14	135	14

Total temporarily impaired securities	$505,096	$3,755	$30,786	$321	$535,882	$4,076

HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$-	$-	$943	$44	$943	$44

Total temporarily impaired securities	$-	$-	$943	$44	$943	$44

December 31, 2011

(in thousands)

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

AVAILABLE FOR SALE:
U.S. Treasury and agencies	$-	$-	$85	$1	$85	$1
Obligations of states and political subdivisions	516	13	-	-	516	13
Residential mortgage-backed securities and collateralized mortgage obligations	489,475	3,160	52,222	790	541,697	3,950
Other debt securities	-	-	134	17	134	17

Total temporarily impaired securities	$489,991	$3,173	$52,441	$808	$542,432	$3,981

HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$-	$-	$602	$77	$602	$77

Total temporarily impaired securities	$-	$-	$602	$77	$602	$77

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

The unrealized losses on obligations of political subdivisions were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities. Management monitors published credit ratings of these securities and no adverse ratings changes have occurred since the date of purchase of obligations of political subdivisions which are in an unrealized loss position as of March 31, 2012. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

All of the available for sale residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at March 31, 2012 are issued or guaranteed by governmental agencies. The unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

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

The following tables present the OTTI losses for the three months ended March 31, 2012 and 2011:

(in thousands)

	Three months ended March 31,
	2012	2011
Total other-than-temporary impairment losses	$-	$-
Portion of other-than-temporary impairment losses transferred from other comprehensive income (1)	-	25

Net impairment losses recognized in earnings (2)	$-	$25

(1)	Represents other-than-temporary impairment losses related to all other factors.
(2)	Represents other-than-temporary impairment losses related to credit losses.

The OTTI recognized on investment securities held to maturity relate to non-agency residential collateralized mortgage obligations. Each of these securities holds various levels of credit subordination. The underlying mortgage loans of these securities were originated from 2003 through 2007. At origination, the weighted average loan-to-value of the underlying mortgages was 69%; the underlying borrowers had weighted average FICO scores of 731, and 59% were limited documentation loans. These securities are valued by third-party pricing services using matrix or model pricing methodologies and were corroborated by broker indicative bids. We estimate cash flows of the underlying collateral for each security considering credit, interest and prepayment risk models that incorporate management’s estimate of projected key assumptions including prepayment rates, collateral default rates and loss severity. Assumptions utilized vary from security to security, and are influenced by factors such as loan interest rates, geographic location, borrower characteristics and vintage, and historical experience. We then used a third party to obtain information about the structure of each security, including subordination and other credit enhancements, in order to determine how the underlying collateral cash flows will be distributed to each security issued in the structure. These cash flows are then discounted at the interest rate used to recognize interest income on each security. We review the actual collateral performance of these securities on a quarterly basis and update the inputs as appropriate to determine the projected cash flows. The following table presents a summary of the significant inputs utilized to measure management’s estimate of the credit loss component on these non-agency collateralized mortgage obligations as of March 31, 2012 and 2011:

	2012			2011
	Range		Weighted	Range		Weighted
	Minimum	Maximum	Average	Minimum	Maximum	Average
Constant prepayment rate	10.0%	20.0%	14.0%	5.0%	20.0%	14.9%
Collateral default rate	5.0%	60.0%	22.6%	5.0%	15.0%	10.6%
Loss severity	27.5%	50.0%	32.5%	25.0%	55.0%	37.9%

The following table presents a roll forward of the credit loss component of held to maturity debt securities that have been written down for OTTI with the credit loss component recognized in earnings and the remaining impairment loss related to all other factors recognized in OCI for the three months ended March 31, 2012 and 2011:

(in thousands)

	Three months ended March 31,
	2012	2011
Balance, beginning of period	$9,574	$12,778
Subsequent OTTI credit losses	-	25

Balance, end of period	$9,574	$12,803

The following table presents the maturities of investment securities at March 31, 2012:

(in thousands)

	Available For Sale		Held To Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AMOUNTS MATURING IN:
Three months or less	$28,517	$28,689	$85	$85
Over three months through twelve months	335,264	340,008	245	246
After one year through five years	2,037,135	2,079,376	345	348
After five years through ten years	547,572	557,968	61	63
After ten years	85,910	86,901	3,889	3,994
Other investment securities	1,959	2,067	-	-

	$3,036,357	$3,095,009	$4,625	$4,736

The amortized cost and fair value of collateralized mortgage obligations and mortgage-backed securities are presented by expected average life, rather than contractual maturity, in the preceding table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay underlying loans without prepayment penalties.

The following table presents the gross realized gains and gross realized losses on the sale of securities available for sale for the three months ended March 31, 2012 and 2011:

(in thousands)

	Three months ended March 31, 2012		Three months ended March 31, 2011
	Gains	Losses	Gains	Losses
U.S. Treasury and agencies	$371	$-	$-	$-
Obligations of states and political subdivisions	2	-	2	1
Residential mortgage-backed securities and collateralized mortgage obligations	-	230	-	-
Other debt securities	5	-	-	-

	$378	$230	$2	$1

The following table presents, as of March 31, 2012, investment securities which were pledged to secure borrowings and public deposits as permitted or required by law:

(in thousands)

	Amortized Cost	Fair Value
To Federal Home Loan Bank to secure borrowings	$158,984	$164,620
To state and local governments to secure public deposits	716,942	738,353
Other securities pledged principally to secure deposits	175,226	178,204

Total pledged securities	$1,051,152	$1,081,177

Note 3 – Non-Covered Loans and Leases

The following table presents the major types of non-covered loans recorded in the balance sheets as of March 31, 2012 and December 31, 2011:

(in thousands)

	March 31, 2012	December 31, 2011
Commercial real estate
Term & multifamily	$3,616,386	$3,558,295
Construction & development	162,866	165,066
Residential development	74,604	90,073
Commercial
Term	687,242	625,766
LOC & other	764,049	832,999
Residential
Mortgage	345,763	315,927
Home equity loans & lines	264,662	272,192
Consumer & other	37,082	38,860

Total	5,952,654	5,899,178
Deferred loan fees, net	(11,384)	(11,080)

Total	$5,941,270	$5,888,098

As of March 31, 2012, loans totaling $5.2 billion were pledged to secure borrowings and available lines of credit.

Note 4 – Allowance for Non-Covered Loan Loss and Credit Quality

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

These factors are evaluated through a management survey of the Chief Credit Officer, Chief Lending Officers, Special Assets Manager, and Credit Review Manager. The survey requests responses to evaluate current changes in the nine qualitative factors. This information is then incorporated into our understanding of the reasonableness of the formula factors and our evaluation of the unallocated portion of the ALLL.

Management believes that the ALLL was adequate as of March 31, 2012. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 80% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses. The U.S. recession, the housing market downturn, and declining real estate values in our markets have negatively impacted aspects of our loan portfolio. A continued deterioration in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan and lease losses.

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

Activity in the Non-Covered Allowance for Loan and Lease Losses

The following table summarizes activity related to the allowance for non-covered loan and lease losses by non-covered loan portfolio segment for the three months ended March 31, 2012 and 2011, respectively:

(in thousands)

	Three Months Ended March 31, 2012
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Unallocated	Total
Balance, beginning of period	$59,574	$20,485	$7,625	$867	$4,417	$92,968
Charge-offs	(5,772)	(3,843)	(2,588)	(488)	-	(12,691)
Recoveries	955	2,060	95	116	-	3,226
Provision	3,269	(816)	974	367	(627)	3,167

Balance, end of period	$58,026	$17,886	$6,106	$862	$3,790	$86,670

	Three Months Ended March 31, 2011
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Unallocated	Total
Balance, beginning of period	$64,405	$22,146	$5,926	$803	$8,641	$101,921
Charge-offs	(11,431)	(8,176)	(734)	(534)	-	(20,875)
Recoveries	1,246	396	21	94	-	1,757
Provision	9,308	6,432	413	493	(1,616)	15,030

Balance, end of period	$63,528	$20,798	$5,626	$856	$7,025	$97,833

The following table presents the allowance and recorded investment in non-covered loans by portfolio segment and balances individually or collectively evaluated for impairment as of March 31, 2012 and 2011, respectively:

(in thousands)

	March 31, 2012
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Unallocated	Total
Allowance for non-covered loans and leases:
Collectively evaluated for impairment	$57,260	$17,886	$6,103	$862	$3,790	$85,901
Individually evaluated for impairment	766	-	3	-	-	769

Total	$58,026	$17,886	$6,106	$862	$3,790	$86,670

Non-covered loans and leases:
Collectively evaluated for impairment	$3,726,385	$1,427,710	$610,297	$37,082		$5,801,474
Individually evaluated for impairment	127,471	23,581	128	-		151,180

Total	$3,853,856	$1,451,291	$610,425	$37,082		$5,952,654

(in thousands)

	March 31, 2011
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Unallocated	Total
Allowance for non-covered loans and leases:
Collectively evaluated for impairment	$62,444	$20,790	$5,619	$856	$7,025	$96,734
Individually evaluated for impairment	1,084	8	7	-	-	1,099

Total	$63,528	$20,798	$5,626	$856	$7,025	$97,833

Non-covered loans and leases:
Collectively evaluated for impairment	$3,664,735	$1,242,883	$500,804	$31,601		$5,440,023
Individually evaluated for impairment	174,680	28,766	178	-		203,624

Total	$3,839,415	$1,271,649	$500,982	$31,601 `		$5,643,647

The gross non-covered loan and lease balance excludes deferred loans fees of $11.4 million at March 31, 2012 and $11.3 million at March 31, 2011.

Summary of Reserve for Unfunded Commitments Activity

The following table presents a summary of activity in the reserve for unfunded commitments (“RUC”) and unfunded commitments for the three months ended March 31, 2012 and 2011, respectively:

(in thousands)

	March 31, 2012
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Balance, beginning of period	$59	$633	$185	$63	$940
Net change to other expense	38	145	(22)	1	162

Balance, end of period	$97	$778	$163	$64	$1,102

	March 31, 2011
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Balance, beginning of period	$33	$575	$158	$52	$818
Net change to other expense	43	46	4	-	93

Balance, end of period	$76	$621	$162	$52	$911

	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Unfunded loan commitments:
March 31, 2012	$86,373	$875,399	$246,680	$49,945	$1,258,397
March 31, 2011	$76,585	$591,455	$217,810	$45,598	$931,448

Non-covered loans sold

In the course of managing the loan portfolio, at certain times, management may decide to sell loans prior to resolution. The following table summarizes loans sold by loan portfolio during the three months ended March 31, 2012 and 2011, respectively:

(In thousands)

	Three months ended March 31,
	2012	2011
Commercial real estate
Term & multifamily	$3,652	$2,499
Residential development	-	2
Commercial
Term	-	151
LOC & other	776	2,740

Total	$4,428	$5,392

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

A loan is considered impaired when based on current information and events, we determine it is probable that we will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. Generally, when non-covered loans are identified as impaired they are moved to our Special Assets Division. When we identify a loan as impaired, we measure the loan for potential impairment using discounted cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of collateral, less selling costs. The starting point for determining the fair value of collateral is through obtaining external appraisals. Generally, external appraisals are updated every six to nine months. We obtain appraisals from a pre-approved list of independent, third party, local appraisal firms. Approval and addition to the list is based on experience, reputation, character, consistency and knowledge of the respective real estate market. At a minimum, it is ascertained that the appraiser is: (a) currently licensed in the state in which the property is located, (b) is experienced in the appraisal of properties similar to the property being appraised, (c) is actively engaged in the appraisal work, (d) has knowledge of current real estate market conditions and financing trends, (e) is reputable, and (f) is not on Freddie Mac’s or the Bank’s Exclusionary List of appraisers and brokers. In certain cases appraisals will be reviewed by our Real Estate Valuation Services Group to ensure the quality of the appraisal and the expertise and independence of the appraiser. Upon receipt and review, an external appraisal is utilized to measure a loan for potential impairment. Our impairment analysis documents the date of the appraisal used in the analysis, whether the officer preparing the report deems it current, and, if not, allows for internal valuation adjustments with justification. Typical justified adjustments might include discounts for continued market deterioration subsequent to appraisal date, adjustments for the release of collateral contemplated in the appraisal, or the value of other collateral or consideration not contemplated in the appraisal. An appraisal over one year old in most cases will be considered stale dated and an updated or new appraisal will be required. Any adjustments from appraised value to net realizable value are detailed and justified in the impairment analysis, which is reviewed and approved by senior credit quality officers and the Company’s Allowance for Loan and Lease Losses (“ALLL”) Committee. Although an external appraisal is the primary source to value collateral dependent loans, we may also utilize values obtained through purchase and sale agreements, negotiated short sales, broker price opinions, or the sales price of the note. These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. Impairment analyses are updated, reviewed and approved on a quarterly basis at or near the end of each reporting period. Appraisals or other alternative sources of value received subsequent to the reporting period, but prior to our filing of periodic reports, are considered and evaluated to ensure our periodic filings are materially correct and not misleading. Based on these processes, we do not believe there are significant time lapses for the recognition of additional loan loss provisions or charge-offs from the date they become known.

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

The Company has written down impaired, non-accrual loans as of March 31, 2012 to their estimated net realizable value, generally based on disposition value, and expects resolution with no additional material loss, absent further decline in market prices.

Non-Covered Non-Accrual Loans and Loans Past Due

The following table summarizes our non-covered non-accrual loans and loans past due by loan class as of March 31, 2012 and December 31, 2011:

(in thousands)

	March 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing	Total Past Due	Nonaccrual	Current	Total Non-covered Loans and Leases
Commercial real estate
Term & multifamily	$7,786	$4,293	$437	$12,516	$45,580	$3,558,290	$3,616,386
Construction & development	-	-	-	-	2,102	160,764	162,866
Residential development	-	-	-	-	13,110	61,494	74,604
Commercial
Term	798	289	62	1,149	10,063	676,030	687,242
LOC & other	1,940	910	1,305	4,155	9,666	750,228	764,049
Residential
Mortgage	2,851	597	2,380	5,828	-	339,935	345,763
Home equity loans & lines	754	361	853	1,968	-	262,694	264,662
Consumer & other	242	9	483	734	-	36,348	37,082

Total	$14,371	$6,459	$5,520	$26,350	$80,521	$5,845,783	$5,952,654

Deferred loan fees, net							(11,384)

Total							$5,941,270

(in thousands)

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing	Total Past Due	Nonaccrual	Current	Total Non-covered Loans and Leases
Commercial real estate
Term & multifamily	$7,319	$11,184	$—	$18,503	$44,486	$3,495,306	$3,558,295
Construction & development	-	662	575	1,237	3,348	160,481	165,066
Residential development	4,171	-	-	4,171	15,836	70,066	90,073
Commercial
Term	2,075	738	1,179	3,992	8,120	613,654	625,766
LOC & other	5,435	1,697	1,397	8,529	8,772	815,698	832,999
Residential
Mortgage	215	965	4,343	5,523	-	310,404	315,927
Home equity loans & lines	492	191	2,648	3,331	-	268,861	272,192
Consumer & other	67	16	679	762	-	38,098	38,860

Total	$19,774	$15,453	$10,821	$46,048	$80,562	$5,772,568	$5,899,178

Deferred loan fees, net							(11,080)

Total							$5,888,098

Non-Covered Impaired Loans

The following table summarizes our non-covered impaired loans by loan class as of March 31, 2012 and December 31, 2011:

(in thousands)

	March 31, 2012
	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no related allowance recorded:
Commercial real estate
Term & multifamily	$53,931	$45,699	$-
Construction & development	20,613	19,272	-
Residential development	23,290	18,527	-
Commercial
Term	17,307	13,914	-
LOC & other	26,013	9,667	-
Residential
Mortgage	-	-	-
Home equity loans & lines	-	-	-
Consumer & other	-	-	-
With an allowance recorded:
Commercial real estate
Term & multifamily	23,216	23,216	622
Construction & development	3,762	2,742	14
Residential development	18,015	18,015	130
Commercial
Term	-	-	-
LOC & other	-	-	-
Residential
Mortgage	-	-	-
Home equity loans & lines	128	128	3
Consumer & other	-	-	-
Total:
Commercial real estate	142,827	127,471	766
Commercial	43,320	23,581	-
Residential	128	128	3
Consumer & other	-	-	-

Total	$186,275	$151,180	$769

(in thousands)

	December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no related allowance recorded:
Commercial real estate
Term & multifamily	$54,673	$44,486	$—
Construction & development	22,553	20,602	—
Residential development	30,575	23,473	—
Commercial
Term	14,205	11,311	—
LOC & other	23,132	8,772	—
Residential
Mortgage	—	—	—
Home equity loans & lines	—	—	—
Consumer & other	—	—	—

With an allowance recorded:
Commercial real estate
Term & multifamily	22,611	22,612	680
Construction & development	3,762	2,742	27
Residential development	26,326	26,326	464
Commercial
Term	1,851	1,851	608
LOC & other	3,975	3,975	2,000
Residential
Mortgage	—	—	—
Home equity loans & lines	129	129	4
Consumer & other	—	—	—
Total:
Commercial real estate	160,500	140,241	1,171
Commercial	43,163	25,909	2,608
Residential	129	129	4
Consumer & other	—	—	—

Total	$203,792	$166,279	$3,783

Loans with no related allowance reported generally represent non-accrual loans. The Company recognizes the charge-off of impairment reserves on impaired loans in the period it arises for collateral dependent loans. Therefore, the non-accrual loans as of March 31, 2012 have already been written-down to their estimated net realizable value, based on disposition value, and are expected to be resolved with no additional material loss, absent further decline in market prices. The valuation allowance on impaired loans primarily represents the impairment reserves on performing restructured loans, and is measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value.

At March 31, 2012 and December 31, 2011, impaired loans of $70.2 million and $80.6 million were classified as accruing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The restructured loans on accrual status represent the only impaired loans accruing interest at each respective date. In order for a restructured loan to be considered for accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Company had no obligation to lend additional funds on the restructured loans as of March 31, 2012.

The following table summarizes our average recorded investment and interest income recognized on impaired non-covered loans by loan class as of March 31, 2012 and 2011:

(in thousands)

	March 31, 2012		March 31, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate
Term & multifamily	$45,092	$-	$55,558	$-
Construction & development	19,937	-	23,634	-
Residential development	21,000	-	38,945	-
Commercial
Term	12,612	-	8,556	-
LOC & other	9,220	-	29,542	-
Residential
Mortgage	-	-	-	-
Home equity loans & lines	-	-	-	-
Consumer & other	-	-	-	-
With an allowance recorded:
Commercial real estate
Term & multifamily	22,914	242	23,639	232
Construction & development	2,742	246	3,587	72
Residential development	22,171	221	44,989	327
Commercial
Term	925	53	303	11
LOC & other	1,988	36	942	3
Residential
Mortgage	-	-	1,964	1
Home equity loans & lines	129	2	11	-
Consumer & other	-	-	-	-
Total:
Commercial real estate	133,856	709	190,352	631
Commercial	24,745	89	39,343	14
Residential	129	2	1,975	1
Consumer & other	-	-	-	-

Total	$158,730	$800	$231,670	$646

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

Special Mention –A homogeneous special mention loan, risk rated 7, is 30-59 days past due from the required payment date at month-end.

Substandard –A homogeneous substandard loan, risk rated 8, is 60-119 days past due from the required payment date at month-end.

Doubtful –A homogeneous doubtful loan, risk rated 9, is 120-149 days past due from the required payment date at month-end.

Loss –A homogeneous loss loan, risk rated 10, is 150 days and more past due from the required payment date. These loans are generally charged-off in the month in which the 150- day time period elapses.

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

The following table summarizes our internal risk rating by loan class for the non-covered loan portfolio as of March 31, 2012 and December 31, 2011:

(in thousands)

	March 31, 2012
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Impaired	Total
Commercial real estate
Term & multifamily	$3,122,953	$279,216	$145,302	$-	$-	$68,915	$3,616,386
Construction & development	112,845	17,390	10,617	-	-	22,014	162,866
Residential development	24,218	6,592	7,252	-	-	36,542	74,604
Commercial
Term	643,270	18,625	11,433	-	-	13,914	687,242
LOC & other	720,055	15,759	18,568	-	-	9,667	764,049
Residential
Mortgage	339,934	3,448	229	-	2,152	-	345,763
Home equity loans & lines	262,566	1,115	488	-	365	128	264,662
Consumer & other	36,346	252	82	-	402	-	37,082

Total	$5,262,188	$342,397	$193,971	$-	$2,919	$151,180	$5,952,654

Deferred loan fees, net							(11,384)

Total							$5,941,270

	December 31, 2011
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Impaired	Total
Commercial real estate
Term & multifamily	$3,068,803	$275,475	$146,919	$-	$-	$67,098	$3,558,295
Construction & development	109,434	19,946	12,342	-	-	23,344	165,066
Residential development	24,801	6,740	8,733	-	-	49,799	90,073
Commercial	-						-
Term	586,365	16,631	9,608	-	-	13,162	625,766
LOC & other	775,495	22,051	22,706	-	-	12,747	832,999
Residential	-						-
Mortgage	309,478	2,106	296	-	4,047	-	315,927
Home equity loans & lines	268,731	683	773	-	1,876	129	272,192
Consumer & other	38,098	82	254	-	426	-	38,860

Total	$5,181,205	$343,714	$201,631	$-	$6,349	$166,279	$5,899,178

Deferred loan fees, net							(11,080)

Total							$5,888,098

The percentage of non-covered impaired loans classified as special mention, substandard, and loss was 4.2%, 95.8%, and none, respectively, as of March 31, 2012.

Troubled Debt Restructurings

At March 31, 2012 and December 31, 2011, impaired loans of $70.2 million and $80.6 million were classified as accruing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The restructured loans on accrual status represent the only impaired loans accruing interest. In order for a restructured loan to be considered for accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. Impaired restructured loans carry a specific allowance calculated and the allowance on impaired restructured loans is calculated consistently across the portfolios.

As a result of adopting the amendments in Accounting Standards Update No. 2011-02 on January 1, 2011, the Company reassessed all restructurings that occurred on or after the beginning of January 1, 2011 for identification as troubled debt restructurings. The Company identified as troubled debt restructurings certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology. Upon identifying those receivables as troubled debt restructurings, the Company identified them as impaired under the guidance in Section 310-10-35. The amendments in Accounting Standards Update No. 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as impaired. At the end of March 31, 2012 and December 31, 2011, the recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under Section 310-10-35 was $3.5 million and $5.4 million, respectively, and there was no allowance for credit losses associated with those receivables, on the basis of a current evaluation of loss, respectively. In evaluating concessions made during the year, the Company frequently obtained adequate compensation for concessions made. Adequate compensation includes any or a combination of additional collateral or guarantor(s), pre-funded payment reserves, shortened amortization, principal paydown, and/or adjustment to or above current market interest rate. As a result, few loans qualified as troubled debt restructuring under the new definitions outlined in Section 310-10-35.

There were no available commitments for troubled debt restructurings outstanding as of March 31, 2012 and there were $205,000 as of December 31, 2011.

The following tables present troubled debt restructurings by accrual versus non-accrual status and by loan class as of March 31, 2012 and December 31, 2011:

(in thousands)

	March 31, 2012
	Accrual Status	Non-Accrual Status	Total Modifications
Commercial real estate
Term & multifamily	$23,336	$19,822	$43,158
Construction & development	19,911	-	19,911
Residential development	23,022	11,159	34,181
Commercial
Term	3,852	1,664	5,516
LOC & other	-	6,089	6,089
Residential
Mortgage	-	-	-
Home equity loans & lines	128	-	128
Consumer & other	-	-	-

Total	$70,249	$38,734	$108,983

	December 31, 2011
	Accrual Status	Non-Accrual Status	Total Modifications
Commercial real estate
Term & multifamily	$22,611	$21,951	$44,562
Construction & development	19,996	921	20,917
Residential development	33,964	11,969	45,933
Commercial
Term	3,863	1,762	5,625
LOC & other	-	6,973	6,973
Residential
Mortgage	-	-	-
Home equity loans & lines	129	-	129
Consumer & other	-	-	-

Total	$80,563	$43,576	$124,139

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

The following tables present newly non-covered restructured loans that occurred during the three months ended March 31, 2012 and 2011, respectively:

(in thousands)

Three months ended March 31, 2012
	Rate Modifications	Term Modifications	Interest Only Modifications	Payment Modifications	Combination Modifications	Total Modifications
Commercial real estate
Term & multifamily	$-	$-	$-	$-	$803	$803
Construction & development	-	-	-	-	-	-
Residential development	-	-	-	-	-	-
Commercial
Term	-	-	-	-	-	-
LOC & other	-	-	-	-	-	-
Residential
Mortgage	-	-	-	-	-	-
Home equity loans & lines	-	-	-	-	-	-
Consumer & other	-	-	-	-	-	-

Total	$-	$-	$-	$-	$803	$803

(in thousands)

	Three months ended March 31, 2011
	Rate Modifications	Term Modifications	Interest Only Modifications	Payment Modifications	Combination Modifications	Total Modifications
Commercial real estate
Term & multifamily	$-	$-	$-	$-	$2,693	$2,693
Construction & development	-	-	-	-	-	-
Residential development	-	-	-	-	1,767	1,767
Commercial
Term	-	-	-	70	70	140
LOC & other	-	-	-	-	-	-
Residential
Mortgage	-	-	-	-	-	-
Home equity loans & lines	-	-	-	-	-	-
Consumer & other	-	-	-	-	-	-

Total	$-	$-	$-	$70	$4,530	$4,600

For the periods presented in the tables above, the outstanding recorded investment was the same pre and post modification.

The following tables represent financing receivables modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the three months ended March 31, 2012 and 2011, respectively:

(in thousands)

	Three months ended March 31,
	2012	2011
Commercial real estate
Term & multifamily	$217	$9,446
Construction & development	-	-
Residential development	-	-
Commercial
Term	-	-
LOC & other	26	-
Residential
Mortgage	-	-
Home equity loans & lines	-	-
Consumer & other	-	-

Total	$243	$9,446

Note 5 – Covered Assets and Indemnification Asset

Covered Loans

Loans acquired in a FDIC-assisted acquisition that are subject to a loss-share agreement are referred to as “covered loans” and reported separately in our statements of financial condition. Covered loans are reported exclusive of the cash flow reimbursements expected from the FDIC.

Acquired loans are valued as of acquisition date in accordance with ASC 805. Loans purchased with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are accounted for under FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). Because of the significant fair value discounts associated with the acquired portfolios, the concentration of real estate related loans (to finance or secured by real estate collateral) and the decline in real estate values in the regions serviced, and after considering the underwriting standards of the acquired originating bank, the Company elected to account for all acquired loans under ASC 310-30. Under ASC 805 and ASC 310-30, loans are to be recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the acquisition date. We have aggregated the acquired loans into various loan pools based on multiple layers of common risk characteristics for the purpose of determining their respective fair values as of their acquisition dates, and for applying the subsequent recognition and measurement provisions for income accretion and impairment testing.

The covered loans acquired are, and will continue to be, subject to the Company’s internal and external credit review and monitoring. To the extent there is experienced or projected credit deterioration on the acquired loan pools subsequent to amounts estimated at the previous remeasurement date, this deterioration will be measured, and a provision for credit losses will be charged to earnings. Additionally, provision for credit losses will be recorded on advances on covered loans subsequent to acquisition date in a manner consistent with the allowance for non-covered loan and lease losses. These provisions will be mostly offset by an increase to the FDIC indemnification asset, which is recognized in non-interest income.

Covered Loans

The following table presents the major types of covered loans as of March 31, 2012 and December 31, 2011:

(in thousands)

	March 31, 2012
	Evergreen	Rainier	Nevada Security	Total
Commercial real estate
Term & multifamily	$97,127	$234,385	$123,049	$454,561
Construction & development	6,995	689	6,267	13,951
Residential development	8,791	240	10,316	19,347
Commercial
Term	12,099	4,472	13,818	30,389
LOC & other	7,275	9,239	4,888	21,402
Residential
Mortgage	4,679	25,587	1,853	32,119
Home equity loans & lines	3,905	19,798	3,130	26,833
Consumer & other	2,142	5,033	37	7,212

Total	$143,013	$299,443	$163,358	$605,814

Allowance for covered loans				(12,635)

Total				$593,179

(in thousands)

	December 31, 2011
	Evergreen	Rainier	Nevada Security	Total
Commercial real estate
Term & multifamily	$99,346	$248,206	$126,502	$474,054
Construction & development	7,241	711	6,868	14,820
Residential development	7,809	227	9,727	17,763
Commercial
Term	14,911	5,807	13,432	34,150
LOC & other	8,776	8,854	5,796	23,426
Residential
Mortgage	6,320	27,320	1,863	35,503
Home equity loans & lines	4,660	21,055	3,370	29,085
Consumer & other	2,394	5,541	35	7,970

Total	$151,457	$317,721	$167,593	$636,771

Allowance for covered loans				(14,320)

Total				$622,451

The outstanding contractual unpaid principal balance, excluding purchase accounting adjustments, at March 31, 2012 was $194.3 million, $365.3 million and $250.2 million, for Evergreen, Rainier, and Nevada Security, respectively, as compared to $209.5 million, $379.0 million and $260.2 million, for Evergreen, Rainier, and Nevada Security, respectively, at December 31, 2011.

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

The following table presents the changes in the accretable yield for the three months ended March 31, 2012 and 2011 for each respective acquired loan portfolio:

(in thousands)

	Three months ended March 31, 2012
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$56,479	$120,334	$61,021	$237,833
Accretion to interest income	(4,235)	(7,709)	(4,914)	(16,857)
Disposals	(1,097)	(3,997)	(270)	(5,364)
Reclassifications (to)/from nonaccretable difference	2,323	4,217	3,964	10,504

Balance, end of period	$53,470	$112,845	$59,801	$226,116

	Three months ended March 31, 2011
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$90,771	$172,615	$73,515	$336,901
Accretion to interest income	(7,576)	(8,496)	(5,076)	(21,148)
Disposals	(2,792)	(6,644)	(1,404)	(10,840)
Reclassifications (to)/from nonaccretable difference	(5,322)	(2,190)	2,266	(5,246)

Balance, end of period	$75,081	$155,285	$69,301	$299,667

Allowance for Covered Loan and Lease Losses

The following table summarizes activity related to the allowance for covered loan and lease losses by covered loan portfolio segment for the three months ended March 31, 2012 and 2011, respectively:

(in thousands)

	Three Months Ended March 31, 2012
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Balance, beginning of period	$8,939	$3,964	$991	$426	$14,320
Charge-offs	(931)	(508)	(303)	(478)	(2,220)
Recoveries	337	169	32	28	566
Provision	(47)	(350)	20	346	(31)

Balance, end of period	$8,298	$3,275	$740	$322	$12,635

	Three Months Ended March 31, 2011
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Balance, beginning of period	$2,465	$176	$56	$24	$2,721
Charge-offs	(1,327)	(98)	(649)	(13)	(2,087)
Recoveries	283	38	20	-	341
Provision	3,647	1,684	1,535	402	7,268

Balance, end of period	$5,068	$1,800	$962	$413	$8,243

The following table presents the allowance and recorded investment in covered loans by portfolio segment as of March 31, 2012 and 2011:

(in thousands)

	March 31, 2012
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for covered loans and leases:
Loans acquired with deteriorated credit quality (1)	$7,765	$2,717	$700	$281	$11,463
Collectively evaluated for impairment (2)	533	558	40	41	1,172

Total	$8,298	$3,275	$740	$322	$12,635

Covered loans and leases:
Loans acquired with deteriorated credit quality (1)	$485,058	$34,311	$54,305	$4,672	$578,346
Collectively evaluated for impairment (2)	2,801	17,480	4,647	2,540	27,468

Total	$487,859	$51,791	$58,952	$7,212	$605,814

	March 31, 2011
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Allowance for covered loans and leases:
Loans acquired with deteriorated credit quality (1)	$4,851	$1,292	$936	$393	$7,472
Collectively evaluated for impairment	217	508	26	20	771

Total	$5,068	$1,800	$962	$413	$8,243

Covered loans and leases:
Loans acquired with deteriorated credit quality (1)	$580,072	$50,949	$72,508	$8,021	$711,550
Collectively evaluated for impairment	4,403	20,070	3,697	1,910	30,080

Total	$584,475	$71,019	$76,205	$9,931	$741,630

(1)	In accordance with ASC 310-30, the valuation allowance is netted against the carrying value of the covered loan and lease balance.
(2)	The allowance on covered loan and lease losses includes an allowance on covered loan advances on acquired loans subsequent to acquisition.

The valuation allowance on covered loans was reduced by recaptured provision of $1.9 million and $148,000 for the three months ended March 31, 2012 and 2011, respectively.

Covered Credit Quality Indicators

Covered loans are risk rated in a manner consistent with non-covered loans. As previously noted, the Company’s risk rating methodology assigns risk ratings ranging from 1 to 10, where a higher rating represents higher risk. The 10 risk rating groupings are described fully in Note 4. The below table includes both loans acquired with deteriorated credit quality accounted for under ASC 310-30 and covered loan advances on acquired loans subsequent to acquisition.

The following table summarizes our internal risk rating grouping by covered loans, net as of March 31, 2012 and December 31, 2011:

(in thousands)

	March 31, 2012
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Total
Commercial real estate
Term & multifamily	$312,632	$55,549	$66,099	$15,084	$-	$449,364
Construction & development	2,016	226	6,844	3,639	-	12,725
Residential development	133	2,231	9,979	5,212	-	17,555
Commercial
Term	14,268	2,035	8,902	2,665	-	27,870
LOC & other	12,908	2,467	4,902	291	-	20,568
Residential
Mortgage	31,889	-	-	-	-	31,889
Home equity loans & lines	26,187	-	138	-	-	26,325
Consumer & other	6,883	-	-	-	-	6,883

Total	$406,916	$62,508	$96,864	$26,891	$-	$593,179

	December 31, 2011
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Total
Commercial real estate
Term & multifamily	$329,273	$58,610	$68,521	$12,343	$-	$468,747
Construction & development	1,552	1,410	6,733	3,410	-	13,105
Residential development	1,187	405	8,394	5,808	-	15,794
Commercial
Term	18,006	1,661	8,244	3,228	-	31,139
LOC & other	13,605	2,756	5,607	556	-	22,524
Residential
Mortgage	35,233	-	-	-	-	35,233
Home equity loans & lines	28,223	-	143	-	-	28,366
Consumer & other	7,543	-	-	-	-	7,543

Total	$434,622	$64,842	$97,642	$25,345	$-	$622,451

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

Covered OREO was initially recorded at its estimated fair value on the acquisition date based on similar market comparable valuations less estimated selling costs. Subsequent to acquisition, loan collateral transferred to OREO is at its net realizable value. Any subsequent valuation adjustments due to declines in fair value will be charged to non-interest expense, and will be mostly offset by non-interest income representing the corresponding increase to the FDIC indemnification asset for the offsetting loss reimbursement amount. Any recoveries of previous valuation adjustments will be credited to non-interest expense with a corresponding charge to non-interest income for the portion of the recovery that is due to the FDIC.

The following table summarizes the activity related to the covered OREO for the three months ended March 31, 2012 and 2011:

(in thousands)

	Three months ended
	March 31,
	2012	2011
Balance, beginning of period	$19,491	$29,863
Additions to covered OREO	784	3,036
Dispositions of covered OREO	(4,582)	(3,954)
Valuation adjustments in the period	(2,906)	(1,256)

Balance, end of period	$12,787	$27,689

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

The following table summarizes the activity related to the FDIC indemnification asset for each respective acquired portfolio for the three months ended March 31, 2012 and 2011:

(in thousands)

	Three months ended March 31, 2012
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$28,547	$28,272	$34,270	$91,089
Change in FDIC indemnification asset	(1,847)	(645)	647	(1,845)
Transfers to due from FDIC and other	(1,849)	(3,265)	(5,713)	(10,827)

Balance, end of period	$24,851	$24,362	$29,204	$78,417

	Three months ended March 31, 2011
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$40,606	$43,726	$62,081	$146,413
Change in FDIC indemnification asset	4,745	(4,110)	2,270	2,905
Transfers to due from FDIC and other	(4,972)	(1,741)	(10,732)	(17,445)

Balance, end of period	$40,379	$37,875	$53,619	$131,873

Note 6 – Mortgage Servicing Rights

The following table presents the changes in the Company’s mortgage servicing rights (“MSR”) for the three months ended March 31, 2012 and 2011:

(in thousands)

	Three months ended March 31,
	2012	2011
Balance, beginning of period	$18,184	$14,454
Additions for new mortgage servicing rights capitalized	2,948	1,334
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(94)	129
Other(2)	(828)	(312)

Balance, end of period	$20,210	$15,605

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our serviced loan portfolio as of March 31, 2012 and December 31, 2011 was as follows:

(dollars in thousands)

	March 31, 2012	December 31, 2011
Balance of loans serviced for others	$2,191,215	$2,009,849
MSR as a percentage of serviced loans	0.92%	0.90%

The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in mortgage banking revenue on the Condensed Consolidated Statements of Income, was $1.4 million for the three months ended March 31, 2012, as compared to $1.1 million for the three months ended March 31, 2011.

Key assumptions used in measuring the fair value of MSR as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
Constant prepayment rate	19.88%	20.39%
Discount rate	8.59%	8.60%
Weighted average life (years)	4.6	4.5

Note 7 – Non-covered Other Real Estate Owned, Net

The following table presents the changes in non-covered other real estate owned (“OREO”) for the three months ended March 31, 2012 and 2011:

(in thousands)

	Three months ended March 31,
	2012	2011
Balance, beginning of period	$34,175	$32,791
Additions to OREO	7,209	9,903
Dispositions of OREO	(3,555)	(6,052)
Valuation adjustments in the period	(3,523)	(2,130)

Balance, end of period	$34,306	$34,512

Note 8 – Junior Subordinated Debentures

Following is information about the Trusts as of March 31, 2012:

(dollars in thousands)

Trust Name	Issue Date	Issued Amount	Carrying Value (1)	Rate (2)	Effective Rate (3)	Maturity Date	Redemption Date
AT FAIR VALUE:
Umpqua Statutory Trust II	October 2002	$20,619	$14,246	Floating(4)	5.65%	October 2032	October 2007
Umpqua Statutory Trust III	October 2002	30,928	21,590	Floating(5)	5.66%	November 2032	November 2007
Umpqua Statutory Trust IV	December 2003	10,310	6,684	Floating(6)	5.28%	January 2034	January 2009
Umpqua Statutory Trust V	December 2003	10,310	6,665	Floating(6)	5.14%	March 2034	March 2009
Umpqua Master Trust I	August 2007	41,238	21,329	Floating(7)	3.53%	September 2037	September 2012
Umpqua Master Trust IB	September 2007	20,619	12,939	Floating(8)	5.14%	December 2037	December 2012

		134,024	83,453

AT AMORTIZED COST:
HB Capital Trust I	March 2000	5,310	6,315	10.875%	8.26%	March 2030	March 2010
Humboldt Bancorp Statutory Trust I	February 2001	5,155	5,887	10.200%	8.27%	February 2031	February 2011
Humboldt Bancorp Statutory Trust II	December 2001	10,310	11,365	Floating(9)	3.22%	December 2031	December 2006
Humboldt Bancorp Statutory Trust III	September 2003	27,836	30,572	Floating(10)	2.69%	September 2033	September 2008
CIB Capital Trust	November 2002	10,310	11,208	Floating(5)	3.24%	November 2032	November 2007
Western Sierra Statutory Trust I	July 2001	6,186	6,186	Floating(11)	4.12%	July 2031	July 2006
Western Sierra Statutory Trust II	December 2001	10,310	10,310	Floating(9)	4.07%	December 2031	December 2006
Western Sierra Statutory Trust III	September 2003	10,310	10,310	Floating(12)	3.47%	September 2033	September 2008
Western Sierra Statutory Trust IV	September 2003	10,310	10,310	Floating(12)	3.47%	September 2033	September 2008

		96,037	102,463

	Total	$230,061	$185,916

(1)	Includes purchase accounting adjustments, net of accumulated amortization, for junior subordinated debentures assumed in connection with previous mergers as well as fair value adjustments related to trusts recorded at fair value.
(2)	Contractual interest rate of junior subordinated debentures.
(3)	Effective interest rate based upon the carrying value as of March 2012.
(4)	Rate based on LIBOR plus 3.35%, adjusted quarterly.
(5)	Rate based on LIBOR plus 3.45%, adjusted quarterly.
(6)	Rate based on LIBOR plus 2.85%, adjusted quarterly.
(7)	Rate based on LIBOR plus 1.35%, adjusted quarterly.
(8)	Rate based on LIBOR plus 2.75%, adjusted quarterly.
(9)	Rate based on LIBOR plus 3.60%, adjusted quarterly.
(10)	Rate based on LIBOR plus 2.95%, adjusted quarterly.
(11)	Rate based on LIBOR plus 3.58%, adjusted quarterly.
(12)	Rate based on LIBOR plus 2.90%, adjusted quarterly.

The Trusts are reflected as junior subordinated debentures in the Condensed Consolidated Balance Sheets. The common stock issued by the Trusts is recorded in other assets in the Condensed Consolidated Balance Sheets, and totaled $6.9 million at March 31, 2012 and December 31, 2011.

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

On a quarterly basis we assess entity-specific qualitative considerations that if not mitigated or represents a material change from the prior reporting period may result in a change to the perceived creditworthiness and ultimately the estimated credit risk adjusted spread utilized to value these liabilities. Entity-specific considerations that positively impact our creditworthiness include: our strong capital position resulting from our successful public stock offerings in 2009 and 2010 that offers us flexibility to pursue business opportunities such as mergers and acquisitions, or expand our footprint and product offerings; having significant levels of on and off-balance sheet liquidity; being profitable (after excluding the one-time goodwill impairment charge recognized in 2009); and, having an experienced management team. However, these positive considerations are mitigated by significant risks and uncertainties that impact our creditworthiness and ability to maintain capital adequacy in the future. Specific risks and concerns include: given our concentration of loans secured by real estate in our loan portfolio, a continued and sustained deterioration of the real estate market may result in declines in the value of the underlying collateral and increased delinquencies that could result in an increased of charge-offs; despite recent improvement, our credit quality metrics remain negatively elevated since 2007 relative to historical standards; the continuation of current economic downturn that has been particularly severe in our primary markets could adversely affect our business; recent increased regulation facing our industry, such as the Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Act of 2009 and the Dodd-Frank Act, will increase the cost of compliance and restrict our ability to conduct business consistent with historical practices, and could negatively impact profitability; we have a significant amount of goodwill and other intangible assets that dilute our available tangible common equity; and the carrying value of certain material, recently recorded assets on our balance sheet, such as the FDIC loss-sharing indemnification asset, are highly reliant on management estimates, such as the timing or amount of losses that are estimated to be covered, and the assumed continued compliance with the provisions of the applicable loss-share agreement. To the extent assumptions ultimately prove incorrect or should we consciously forego or unknowingly violate the guidelines of the agreement, an impairment of the asset may result which would reduce capital.

Additionally, the Company periodically utilizes an external valuation firm to determine or validate the reasonableness of the assessments of inputs and factors that ultimately determines the estimated fair value of these liabilities. The extent we involve or engage these external third parties correlates to management’s assessment of the current subordinated debt market, how the current environment and market compares to the preceding quarter, and perceived changes in the Company’s own creditworthiness during the quarter. In periods of potential significant valuation changes and at year-end reporting periods we typically engage third parties to perform a full independent valuation of these liabilities. For periods where management has assessed the market and other factors impacting the underlying valuation assumptions of these liabilities, and has determined significant changes to the valuation of these liabilities in the current period are remote, the scope of the valuation specialist’s review is limited to a review the reasonableness of Management’s assessment of inputs. Based on the procedures and methodology as described above, the Company has determined that the underlying inputs and assumptions have not materially changed since that last full-scope third-party valuation as of December 31, 2011.

Absent changes to the significant inputs utilized in the discounted cash flow model used to measure the fair value of these instruments at each reporting period, the cumulative discount for each junior subordinated debenture will reverse over time, ultimately returning the carrying values of these instruments to their notional values at their expected redemption dates, in a manner similar to the effective yield method as if these instruments were accounted for under the amortized cost method. This will result in recognizing losses on junior subordinated debentures carried at fair value on a quarterly basis within non-interest income. For the three months ended March 31, 2012, we recorded a loss of $548,000 and, for the three months ended March 31, 2011, we recorded a loss of $542,000 resulting from the change in fair value of the junior subordinated debentures recorded at fair value. Observable activity in the junior subordinated debenture and related markets in future periods may change the effective rate used to discount these liabilities, and could result in additional fair value adjustments (gains or losses on junior subordinated debentures measured at fair value) outside the expected periodic change in fair value had the fair value assumptions remained unchanged.

As noted above, the Dodd-Frank Act limits the ability of certain bank holding companies to treat trust preferred security debt issuances as Tier 1 capital. As the Company had less than $15 billion in assets at December 31, 2009, under the Dodd-Frank Act, the Company will be able to continue to include its existing trust preferred securities, less the common stock of the Trusts, in Tier 1 capital. At March 31, 2012, the Company’s restricted core capital elements were 18.2% of total core capital, net of goodwill and any associated deferred tax liability.

Note 9 – Commitments and Contingencies

Lease Commitments — The Company leases 143 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

Rent expense for the three months ended March 31, 2012 and 2011 was $4.2 million and $4.1 million, respectively. Rent expense was offset by rent income for the three months ended March 31, 2012 and 2011 of $304,000 and $272,000 respectively.

Financial Instruments with Off-Balance-Sheet Risk — The Company’s financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank’s business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank’s commitments and contingent liabilities:

(in thousands)

As of March 31, 2012
Commitments to extend credit	$1,269,854
Commitments to extend overdrafts	$205,628
Forward sales commitments	$220,628
Commitments to originate loans held for sale	$171,881
Standby letters of credit	$61,224

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including international trade finance, commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank has not been required to perform on any financial guarantees and did not incur any losses in connection with standby letters of credit during the three months ended March 31, 2012 and 2011, respectively. At March 31, 2012, approximately $26.1 million of standby letters of credit expire within one year, and $35.1 million expire thereafter. Upon issuance, the Company recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. Fees are recognized ratably over the term of the standby letter of credit. The estimated fair value of guarantees associated with standby letters of credit was $285,000 as of March 31, 2012.

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

Legal Proceedings— The Bank owns 468,659 shares of Class B common stock of Visa Inc. which are convertible into Class A common stock at a conversion ratio of 0.4254 per Class A share. As of March 31, 2012, the value of the Class A shares was $118.00 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Company was $23.5 million as of March 31, 2012, and has not been reflected in the accompanying financial statements. The shares of Visa Class B common stock are restricted and may not be transferred. Visa member banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares and use the proceeds to settle litigation, and thereby reducing the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

In the ordinary course of business, various claims and lawsuits are brought by and against the Company, the Bank and Umpqua Investments. In the opinion of management, there is no pending or threatened proceeding in which an adverse decision could result in a material adverse change in the Company’s consolidated financial condition or results of operations.

Concentrations of Credit Risk—The Company grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington, California, and Nevada. In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 80% of the Company’s non-covered loan and lease portfolio at March 31, 2012 and December 31, 2011. Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Company’s primary market areas in particular, such as has been seen with the deterioration in the residential development market since 2007, could have an adverse impact on the repayment of these loans. Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates (“MBS TBAs”) in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position. There were no counterparty default losses on forward contracts in the three months ended March 31, 2012 and 2011. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At March 31, 2012, the Bank had commitments to originate mortgage loans held for sale totaling $171.9 million and forward sales commitments of $220.6 million.

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

Effective in the second quarter of 2011, the Bank began executing interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of March 31, 2012, the Bank had 78 interest rate swaps with an aggregate notional amount of $364.4 million related to this program.

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

As of March 31, 2012, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $7.3 million. The Bank has minimum collateral posting thresholds with certain of its derivative counterparties, and has been required to post collateral against its obligations under these agreements of $6.9 million as of March 31, 2012. If the Bank had breached any of these provisions at March 31, 2012, it could have been required to settle its obligations under the agreements at the termination value.

The fair value of the interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves. In addition, to comply with the provisions of ASC 820, the Bank incorporates credit valuation adjustments (“CVA”) to appropriately reflect nonperformance risk in the fair value measurements of its derivatives.

The CVA is calculated by determining the total expected exposure of the derivatives (which incorporates both the current and potential future exposure) and then applying the counterparties’ credit spreads to the exposure. For derivatives with two-way exposure, specifically, the Bank’s interest rate swaps, the counterparty’s credit spread is applied to the Bank’s exposure to the counterparty, and the Bank’s own credit spread is applied to the counterparty’s exposure to the Bank, and the net credit valuation adjustment is reflected in the Bank’s derivative valuations. The total expected exposure of a derivative is derived using market-observable inputs, such as yield curves and volatilities. For the Bank’s own credit spread and for counterparties having publicly available credit information, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third party credit data provider. For counterparties without publicly available credit information, which are primarily commercial banking customers, the credit spreads over LIBOR used in the calculations are estimated by the Bank based on current market conditions, including consideration of current borrowing spreads for similar customers and transactions, review of existing collateralization or other credit enhancements, and changes in credit sector and entity-specific credit information. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Bank has considered the impact of netting and any applicable credit enhancements.

As of March 31, 2012, the net credit valuation adjustments increased the settlement values of the Bank’s derivative assets by

$379,000. During the three months ended March 31, 2012, the Bank recognized a gain of $584,000 related to credit valuation adjustments on nonhedge derivative instruments, which is included in noninterest income. Various factors impact changes in the credit valuation adjustments over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

Although the Bank has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2012, the Bank has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Bank has classified its derivative valuations in Level 2 of the fair value hierarchy.

Effective January 1, 2012, the Company is making an accounting policy election to use the exception commonly referred to as the “portfolio exception” with respect to measuring counterparty credit risk for its interest rate swap derivative instruments with commercial banking customers that are hedged with offsetting interest rate swaps with third parties.

The following tables summarize the types of derivatives, separately by assets and liabilities, their locations on the Condensed Consolidated Balance Sheets, and the fair values of such derivatives as of March 31, 2012 and December 31, 2011:

(in thousands)

		Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instrument	Balance Sheet Location	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Interest rate lock commitments	Other assets/Other liabilities	$1,497	$1,752	$45	$3
Interest rate forward sales commitments	Other assets/Other liabilities	548	-	261	90
Interest rate swaps	Other assets/Other liabilities	7,485	6,203	7,107	6,416

Total		$9,530	$7,955	$7,413	$6,509

The following table summarizes the types of derivatives, their locations within the Condensed Consolidated Statements of Income, and the gains (losses) recorded during the three months ended March 31, 2012 and 2011:

(in thousands)

	$00000.00	$00000.00	$00000.00
Derivatives not designated	Income Statement	March 31,
as hedging instrument	Location	2012	2011
Interest rate lock commitments	Mortgage banking revenue	$(298)	$110
Interest rate forward sales commitments	Mortgage banking revenue	(1,568)	197
Interest rate swaps	Other income	584	-

Total		$(1,282)	$307

Note 11 – Shareholders’ Equity

Stock-Based Compensation

The compensation cost related to stock options, restricted stock and restricted stock units (included in salaries and employee benefits) was $916,000 and $1.1 million for the three months ended March 31, 2012 and 2011, respectively. The total income tax benefit recognized related to stock-based compensation was $366,000 and $448,000 for the three months ended March 31, 2012 and 2011, respectively.

In 2011, the Company’s Compensation Committee modified restricted stock awards and option grants that were originally issued to fourteen executive officers. As a result of the modification, there was no incremental compensation cost. The modification:

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

The following table summarizes information about stock option activity for the three months ended March 31, 2012:

(in thousands, except per share data)

	Three months ended March 31, 2012
	Options Outstanding	Weighted-Avg Exercise Price	Weighted-Avg Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, beginning of period	2,151	$14.48
Exercised	(2)	$9.33
Forfeited/expired	(91)	$13.35

Balance, end of period	2,058	$14.54	5.56	$3,683

Options exercisable, end of period	1,382	$15.95	4.37	$2,337

The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of options exercised during the three months ended March 31, 2012 and 2011 was $7,000 and $115,000, respectively. During the three months ended March 31, 2012 and 2011, the amount of cash received from the exercise of stock options was $20,000 and $212,000, respectively.

The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. There were no stock options granted in the three months ended March 31, 2012. The following weighted average assumptions were used for stock options granted in the three months ended March 31, 2011:

Three months ended
March 31,
2011
Dividend yield	2.79%
Expected life (years)	7.1
Expected volatility	52%
Risk-free rate	2.71%
Weighted average fair value of options on date of grant	$4.65

The Company grants restricted stock periodically as a part of the 2003 Stock Incentive Plan for the benefit of employees. Restricted shares issued prior to 2011 generally vest on an annual basis over five years. Restricted shares issued since 2011 generally vest over a three year period, subject to performance vesting conditions stated above. The following table summarizes information about nonvested restricted share activity for the three months ended March 31, 2012:

(in thousands, except per share data)

	Three months ended March 31, 2012
	Restricted Shares Outstanding	Weighted Average Grant Date Fair Value
Balance, beginning of period	585	$12.98
Granted	356	$12.28
Released	(122)	$13.63

Balance, end of period	819	$12.58

The total fair value of restricted shares vested and released during the three months ended March 31, 2012 and 2011 was $1.6 million and $651,000, respectively.

The Company grants restricted stock units as a part of the 2007 Long Term Incentive Plan for the benefit of certain executive officers. Restricted stock unit grants are subject to performance-based vesting as well as other approved vesting conditions. The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the performance and service conditions set forth in the grant agreements. The following table summarizes information about restricted stock unit activity for the three months ended March 31, 2012:

(in thousands, except per share data)

	Three months ended March 31, 2012
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance, beginning of period	219	$9.17
Granted	25	$11.30
Forfeited/expired	(114)	$8.01

Balance, end of period	130	$10.59

There were no restricted stock units vested and released during the three months ended March 31, 2012 and the total fair value of restricted stock units vested and released during the three months ended March 31, 2011 was $677,000.

As of March 31, 2012, there was $2.4 million of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a weighted-average period of 2.2 years. As of March 31, 2012, there was $6.7 million of total unrecognized compensation cost related to nonvested restricted stock which is expected to be recognized over a weighted-average period of 2.7 years. As of March 31, 2012, there was $890,000 of total unrecognized compensation cost related to nonvested restricted stock units which is expected to be recognized over a weighted-average period of 2.0 years, assuming expected performance conditions are met.

For the three months ended March 31, 2012 and 2011, the Company received income tax benefits of $622,000 and $457,000, respectively, related to the exercise of non-qualified employee stock options, disqualifying dispositions on the exercise of incentive stock options, the vesting of restricted shares and the vesting of restricted stock units. In the three months ended March 31, 2012 and 2011, the Company had net tax deficiencies (tax deficiency resulting from tax deductions less than the compensation cost recognized) of $42,000 and $233,000, respectively. Only cash flows from gross excess tax benefits are classified as financing cash flows.

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

The Company had gross unrecognized tax benefits relating to California tax incentives of $551,000 recorded as of March 31, 2012. If recognized, the unrecognized tax benefit would reduce the 2012 annual effective tax rate by 0.3%. During the first quarter of 2012, the Company recognized an expense of $6,000 in interest relating to its liability for unrecognized tax benefits. Interest expense is reported by the Company as a component of tax expense. As of March 31, 2012, the accrued interest related to unrecognized tax benefits is $173,000.

Note 13 – Earnings Per Common Share

Nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Certain of the Company’s nonvested restricted stock awards qualify as participating securities.

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

The following is a computation of basic and diluted earnings per common share for the three months ended March 31, 2012 and 2011:

(in thousands, except per share data)

	Three months ended March 31,
	2012	2011
NUMERATORS:
Net income	$25,503	$13,467
Less:
Dividends and undistributed earnings allocated to participating securities (1)	167	62

Net earnings available to common shareholders	$25,336	$13,405

DENOMINATORS:
Weighted average number of common shares outstanding - basic	111,989	114,575
Effect of potentially dilutive common shares (2)	171	171

Weighted average number of common shares outstanding - diluted	112,160	114,746

EARNINGS PER COMMON SHARE:
Basic	$0.23	$0.12
Diluted	$0.23	$0.12

(1)	Represents dividends paid and undistributed earnings allocated to nonvested restricted stock awards.
(2)	Represents the effect of the assumed exercise of warrants, assumed exercise of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units, based on the treasury stock method.

The following table presents the weighted average outstanding securities that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive for the three months ended March 31, 2012 and 2011.

(in thousands)

	Three months ended March 31,
	2012	2011
Stock options	1,545	2,214
Non-participating, nonvested restricted shares	105	4

	1,650	2,218

Note 14 – Segment Information

The Company operates three primary segments: Community Banking, Mortgage Banking and Wealth Management. The Community Banking segment’s principal business focus is the offering of loan and deposit products to business and retail customers in its primary market areas. As of March 31, 2012, the Community Banking segment operated 194 locations throughout Oregon, Northern California, Washington, and Nevada.

The Mortgage Banking segment, which operates as a division of the Bank, originates, sells and services residential mortgage loans.

The Wealth Management segment consists of the operations of Umpqua Investments, which offers a full range of retail brokerage services and products to its clients who consist primarily of individual investors, and Umpqua Private Bank, which serves high net worth individuals with liquid investable assets and provides customized financial solutions and offerings. The Company accounts for intercompany fees and services between Umpqua Investments and the Bank at estimated fair value according to regulatory requirements for services provided. Intercompany items relate primarily to management services, referral fees and deposit rebates.

Summarized financial information concerning the Company’s reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

Segment Information

(in thousands)

(in thousands)

	000000000	000000000	000000000	000000000
	Three Months Ended March 31, 2012
	Community Banking	Wealth Management	Mortgage Banking	Consolidated
Interest income	$107,280	$4,118	$4,244	$115,642
Interest expense	12,421	267	599	13,287

Net interest income	94,859	3,851	3,645	102,355
Provision for non-covered loan and lease losses	3,167	-	-	3,167
Provision for covered loan and lease losses	(31)	-	-	(31)
Non-interest income	10,864	3,090	13,283	27,237
Non-interest expense	76,719	3,729	7,248	87,696

Income before income taxes	25,868	3,212	9,680	38,760
Provision for income taxes	8,222	1,163	3,872	13,257

Net income	17,646	2,049	5,808	25,503
Dividends and undistributed earnings allocated to participating securities	167	-	-	167

Net earnings available to common shareholders	$17,479	$2,049	$5,808	$25,336

(in thousands)

	Three Months Ended March 31, 2011
	Community Banking	Wealth Management	Mortgage Banking	Consolidated
Interest income	$119,057	$2,467	$3,368	$124,892
Interest expense	18,812	580	598	19,990

Net interest income	100,245	1,887	2,770	104,902
Provision for non-covered loan and lease losses	15,030	-	-	15,030
Provision for covered loan and lease losses	7,268	-	-	7,268
Non-interest income	12,676	3,596	5,313	21,585
Non-interest expense	75,759	4,102	4,340	84,201

Income before income taxes	14,864	1,381	3,743	19,988
Provision for income taxes	4,793	231	1,497	6,521

Net income	10,071	1,150	2,246	13,467
Dividends and undistributed earnings allocated to participating securities	62	-	-	62

Net earnings available to common shareholders	$10,009	$1,150	$2,246	$13,405

(in thousands)

	000000000000	000000000000	000000000000	000000000000
	March 31, 2012
	Community Banking	Wealth Management	Mortgage Banking	Consolidated
Total assets	$10,914,373	$57,957	$480,848	$11,453,178
Total loans and leases (covered and non-covered)	$6,164,409	$43,878	$326,162	$6,534,449
Total deposits	$8,695,833	$399,091	$20,241	$9,115,165

	December 31, 2011
	Community Banking	Wealth Management	Mortgage Banking	Consolidated
Total assets	$11,086,493	$53,044	$423,818	$11,563,355
Total loans and leases (covered and non-covered)	$6,171,368	$38,810	$300,371	$6,510,549
Total deposits	$8,830,353	$390,992	$15,345	$9,236,690

Note 15 – Fair Value Measurement

The following table presents estimated fair values of the Company’s financial instruments as of March 31, 2012 and December 31, 2011, whether or not recognized or recorded at fair value in the Condensed Consolidated Balance Sheets:

(in thousands)

	000000000000	000000000000	000000000000	000000000000
	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$538,321	$538,321	$598,766	$598,766
Trading securities	3,156	3,156	2,309	2,309
Securities available for sale	3,095,009	3,095,009	3,168,578	3,168,578
Securities held to maturity	4,625	4,736	4,714	4,759
Loans held for sale	127,117	127,117	98,691	98,691
Non-covered loans and leases, net	5,854,600	5,830,812	5,795,130	5,816,714
Covered loans and leases, net	593,179	683,961	622,451	722,295
Restricted equity securities	32,453	32,453	32,581	32,581
Mortgage servicing rights	20,210	20,210	18,184	18,184
Bank owned life insurance assets	93,360	93,360	92,555	92,555
FDIC indemnification asset	78,417	36,450	91,089	47,008
Derivatives	9,530	9,530	7,955	7,955
Visa Class B common stock	-	22,349	-	19,230

FINANCIAL LIABILITIES:
Deposits	$9,115,165	9,135,359	$9,236,690	$9,260,327
Securities sold under agreements to repurchase	126,645	126,645	124,605	124,605
Term debt	255,160	282,860	255,676	284,911
Junior subordinated debentures, at fair value	83,453	83,453	82,905	82,905
Junior subordinated debentures, at amortized cost	102,463	68,648	102,544	68,698
Derivatives	7,413	7,413	6,509	6,509

Fair Value of Assets and Liabilities Not Measured at Fair Value

The following table presents information about the level in the fair value hierarchy for the Company’s assets and liabilities that are not measured at fair value as of March 31, 2012:

(in thousands)

	NNNNNNNNN	NNNNNNNNN	NNNNNNNNN	NNNNNNNNN
	Fair Value at March 31, 2012
Description	Total	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$538,321	$538,321	$-	$-
Securities held to maturity	4,736	-	-	4,736
Loans held for sale	127,117	-	127,117	-
Non-covered loans and leases, net	5,830,812	-	-	5,830,812
Covered loans and leases, net	683,961	-	-	683,961
Restricted equity securities	32,453	32,453	-	-
Bank owned life insurance assets	93,360	93,360	-	-
FDIC indemnification asset	36,450	-	-	36,450
Visa Class B common stock	22,349	-	-	22,349

Deposits
Non-maturity deposits	$7,002,722	$7,002,722	$-	$-
Deposits with stated maturities	2,132,637	-	2,132,637	-
Securities sold under agreements to repurchase	126,645	126,645	-	-
Term debt	282,860	-	282,860	-
Junior subordinated debentures, at amortized cost	68,648	-	-	68,648

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

(in thousands)

	NNNNNNNNN	NNNNNNNNN	NNNNNNNNN	NNNNNNNNN
	Fair Value at March 31, 2012
Description	Total	Level 1	Level 2	Level 3
Trading securities
Obligations of states and political subdivisions	$767	$-	$767	$-
Equity securities	123	123	-	-
Other investments securities(1)	2,266	2,266	-	-
Available for sale securities
U.S. Treasury and agencies	46,266	-	46,266	-
Obligations of states and political subdivisions	251,880	-	251,880	-
Residential mortgage-backed securities and collateralized mortgage obligations	2,794,661	-	2,794,661	-
Other debt securities	135	-	135	-
Investments in mutual funds and other equity securities	2,067	-	2,067	-
Mortgage servicing rights, at fair value	20,210	-	-	20,210
Derivatives
Interest rate lock commitments	1,497	-	1,497	-
Interest rate forward sales commitments	548	-	548	-
Interest rate swaps	7,485	-	7,485	-

Total assets measured at fair value	$3,127,905	$2,389	$3,105,306	$20,210

Junior subordinated debentures, at fair value	$83,453	$-	$-	$83,453
Derivatives
Interest rate lock commitments	45	-	45	-
Interest rate forward sales commitments	261	-	261	-
Interest rate swaps	7,107	-	7,107	-

Total liabilities measured at fair value	$90,866	$-	$7,413	$83,453

(in thousands)

	Fair Value at December 31, 2011
Description	Total	Level 1	Level 2	Level 3
Trading securities
Obligations of states and political subdivisions	$296	$-	$296	$-
Equity securities	1,918	1,918	-	-
Other investments securities(1)	95	95	-	-
Available for sale securities
U.S. Treasury and agencies	118,465	-	118,465	-
Obligations of states and political subdivisions	253,553	-	253,553	-
Residential mortgage-backed securities and collateralized mortgage obligations	2,794,355	-	2,794,355	-
Other debt securities	134	-	134	-
Investments in mutual funds and other equity securities	2,071	-	2,071	-
Mortgage servicing rights, at fair value	18,184	-	-	18,184
Derivatives
Interest rate lock commitments	1,752	-	1,752	-
Interest rate forward sales commitments	-	-	-	-
Interest rate swaps	6,203	-	6,203	-

Total assets measured at fair value	$3,197,026	$2,013	$3,176,829	$18,184

Junior subordinated debentures, at fair value	$82,905	$-	$-	$82,905
Derivatives
Interest rate lock commitments	3	-	3	-
Interest rate forward sales commitments	90	-	90	-
Interest rate swaps	6,416	-	6,416	-

Total liabilities measured at fair value	$89,414	$-	$6,509	$82,905

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

Securities— Fair values for investment securities are based on quoted market prices when available or through the use of alternative approaches, such as matrix or model pricing, or broker indicative bids, when market quotes are not readily accessible or available.

Loans Held For Sale— For loans held for sale, carrying value approximates fair value.

Non-covered Loans and Leases—Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, including commercial, real estate and consumer loans. Each loan category is further segregated by fixed and variable rate. For variable rate loans, carrying value approximates fair value. The fair value of fixed rate loans is calculated by discounting contractual cash flows at rates which similar loans are currently being made. These amounts are discounted further by embedded probable losses expected to be realized in the portfolio.

Covered Loans and Leases – Covered loans are initially measured at their estimated fair value on their date of acquisition as described in Note 5. Subsequent to acquisition, the fair value of covered loans is measured using the same methodology as that of non-covered loans.

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

Bank Owned Life Insurance Assets – Fair values of insurance policies owned are based on the insurance contract’s cash surrender value.

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

Junior Subordinated Debentures—The fair value of junior subordinated debentures is estimated using an income approach valuation technique. The ending carrying (fair) value of the junior subordinated debentures measured at fair value represents the estimated amount that would be paid to transfer these liabilities in an orderly transaction amongst market participants. Due to credit concerns in the capital markets and inactivity in the trust preferred markets that have limited the observability of market spreads, we have classified this as a Level 3 fair value measure. For further discussion of the valuation technique and inputs, see Note 8.

Derivative Instruments—The fair value of the interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The fair value of the interest rate swaps is determined using a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. For further discussion of the valuation technique and inputs, see Note 10. The Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at March 31, 2012:

(in thousands)

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average (Range)
Mortgage servicing rights	Discounted cash flow
		Constant Prepayment Rate	19.88%
		Discount Rate	8.59%
Junior subordinated debentures	Discounted cash flow
		Credit Spread	5.7% (5.4% - 6.7%)

Generally, any significant increases in the constant prepayment rate and discount rate utilized in the fair value measurement of the mortgage servicing rights will result in a negative fair value adjustments (and decrease in the fair value measurement). Conversely, a decrease in the constant prepayment rate and discount rate will result in a positive fair value adjustment (and increase in the fair value measurement). An increase in the weighted average life assumptions will result in a decrease in the constant prepayment rate and conversely, a decrease in the weighted average life will result in an increase of the constant prepayment rate.

Management believes that the credit risk adjusted spread utilized in the fair value measurement of the junior subordinated debentures carried at fair value is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt, and not as a result of changes to our entity-specific credit risk. The widening of the credit risk adjusted spread above the Company’s contractual spreads has primarily contributed to the positive fair value adjustments. Future contractions in the credit risk adjusted spread relative to the spread currently utilized to measure the Company’s junior subordinated debentures at fair value as of March 31, 2012, or the passage of time, will result in negative fair value adjustments. Generally, an increase in the credit risk adjusted spread and/or a decrease in the three month LIBOR swap curve will result in positive fair value adjustments (and decrease the fair value measurement). Conversely, a decrease in the credit risk adjusted spread and/or an increase in the three month LIBOR swap curve will result in negative fair value adjustments (and increase the fair value measurement).

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2012 and 2011.

(in thousands)

Three months ended March 31,	Beginning Balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending Balance	Net change in unrealized gains or (losses) relating to items held at end of period
2012
Mortgage servicing rights	$18,184	$(922)	$2,948	$-	$20,210	$24
Junior subordinated debentures	82,905	1,601	-	(1,053)	83,453	1,601
2011
Mortgage servicing rights	$14,454	$(183)	$1,334	$-	$15,605	$124
Junior subordinated debentures	80,688	1,510	-	(978)	81,220	1,510

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

Fair Value of Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

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

(in thousands)

	$00000.00	$00000.00	$00000.00	$00000.00
	March 31, 2012
Description	Total	Level 1	Level 2	Level 3
Non-covered loans and leases	$13,736	$-	$-	$13,736
Non-covered other real estate owned	9,766	-	-	9,766
Covered other real estate owned	6,676	-	-	6,676

	$30,178	$-	$-	$30,178

	December 31, 2011
Description	Total	Level 1	Level 2	Level 3
Investment securities, held to maturity
Residential mortgage-backed securities and collateralized mortgage obligations	$487	$-	$-	$487
Non-covered loans and leases	53,847	-	-	53,847
Non-covered other real estate owned	11,321	-	-	11,321
Covered other real estate owned	12,561			12,561

	$78,216	$-	$-	$78,216

The following table presents the losses resulting from nonrecurring fair value adjustments for the three months ended March 31, 2012 and 2011:

(in thousands)

	Three months ended March 31,
	2012	2011
Investment securities, held to maturity Residential mortgage-backed securities and collateralized mortgage obligations	$–	$25
Non-covered loans and leases	11,794	15,916
Non-covered other real estate owned	3,523	2,130
Covered other real estate owned	2,906	1,256

Total loss from nonrecurring measurements	$18,223	$19,327

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

During the three months ended March 31, 2012, the Bank transferred $767,000 of trading securities from Level 1 to Level 2 under the fair value hierarchy due to a refinement in the fair value methodology.

Note 16 – Subsequent Events

On April 10, 2012, the Bank announced the signing of a definitive agreement to acquire American Perspective Bank, a state-chartered bank headquartered in San Luis Obispo, California, for $10.00 per share in cash, giving the acquisition a total value of approximately $44.7 million. On April 30, 2012, PacWest Bancorp announced that its subsidiary, Pacific Western Bank, intends to acquire American Perspective Bank in a deal valued at approximately $58 million. The PacWest offer is 30% higher than Bank’s offer. Under the terms of the agreement between the Bank and American Perspective Bank, American Perspective Bank will pay a termination fee of $1.6 million to the Bank, which is due within 30 days of April 30, 2012.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. These statements may include statements that expressly or implicitly predict future results, performance or events. Statements other than statements of historical fact are forward-looking statements. You can find many of these statements by looking for words such as “anticipates,” “expects,” “believes,” “estimates” and “intends” and words or phrases of similar meaning. We make forward-looking statements regarding projected sources of funds, use of proceeds, availability of acquisition and growth opportunities, dividends, adequacy of our allowance for loan and lease losses and provision for loan and lease losses, performance of troubled debt restructurings, our commercial real estate portfolio and subsequent chargeoffs. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Risks and uncertainties include those set forth in our filings with the SEC, and the following factors that might cause actual results to differ materially from those presented:

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

•

the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and related rules and regulations on the Company’s business operations and competitiveness, including the impact of executive compensation restrictions, which may affect the Company’s ability to retain and recruit executives in competition with firms in other industries who do not operate under those restrictions; and

•

the impact of the Dodd-Frank Act on the Company’s interchange fee revenue, interest expense, FDIC deposit insurance assessments and regulatory compliance expenses, which includes a maximum permissible interchange fee that an issuer may receive for an electronic debit transaction, resulting in an decrease in interchange revenue on an average transaction.

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

Executive Overview

Significant items for the first quarter of 2012 were as follows:

•

Net earnings available to common shareholders per diluted common share were $0.23 for the three months ended March 31, 2012, as compared to net earnings available to common shareholders per diluted common share of $0.12 for the three months ended March 31, 2011. Operating earnings per diluted common share, defined as earnings available to common shareholders before net gains or losses on junior subordinated debentures carried at fair value, net of tax, bargain purchase gains, net of tax, merger related expenses, net of tax, and goodwill impairment, divided by the same diluted share total used in determining diluted earnings per common share, was $0.23 for the three months ended March 31, 2012, as compared to operating income per diluted common share of $0.12 for the three months ended March 31, 2011. Operating income per diluted share is considered a “non-GAAP” financial measure. More information regarding this measurement and reconciliation to the comparable GAAP measurement is provided under the heading Results of Operations-Overview below.

•

Net interest margin, on a tax equivalent basis, decreased to 4.08% for the three months ended March 31, 2012, compared to 4.18% for the same period a year ago. The decrease in net interest margin resulted from the decline in non-covered loan yields, the decrease in average covered loan balances and the decline in investment yields, partially offset by a decrease in average interest bearing cash, the increase in average non-covered loans outstanding, a decrease in interest bearing liabilities and the decrease in the cost of interest bearing deposits. Excluding the impact of loan disposal gains from the covered loan portfolio and interest and fee reversals on non-accrual loans, our adjusted net interest margin was 4.00% for the three months ended March 31, 2012, as compared to adjusted net interest margin of 3.91% for the three months ended March 31, 2011. Adjusted net interest margin is considered a “non-GAAP” financial measure. More information regarding this measurement and reconciliation to the comparable GAAP measurement is provided under the heading Results of Operations-Overview below.

•

The provision for non-covered loan and lease losses was $3.2 million for the three months ended March 31, 2012, as compared to the $15.0 million recognized for the three months ended March 31, 2011. This resulted from continued improvement and stabilization of credit quality, continued decline in non-performing loans, and decline in net chargeoffs.

•

Mortgage banking revenue was $13.1 million for the three months ended March 31, 2012, compared to $5.3 million for the three months ended March 31, 2011. Closed mortgage volume increased 141% in the current year-to-date over the prior year same period due to an ongoing increased purchase and refinancing activity relating to historically low interest rates.

•

Total gross non-covered loans and leases were $5.9 billion as of March 31, 2012, an increase of $53.2 million as compared to December 31, 2011. This increase is principally attributable to new loan production in the first quarter of 2012.

•

Total deposits were $9.1 billion as of March 31, 2012, a decrease of $121.5 million, or 1.3%, as compared to December 31, 2011. Despite the decline in total deposits, non-interest bearing deposits increased $81.9 million, or 4%, and low cost savings accounts increased $27.6 million, or 7%, on a sequential quarter basis.

•	Total consolidated assets were $11.5 billion as of March 31, 2012, representing a decrease from the $11.6 billion at December 31, 2011.

•

Non-covered, non-performing assets decreased to $120.3 million, or 1.05% of total assets, as of March 31, 2012, as compared to $125.6 million, or 1.09% of total assets, as of December 31, 2011. Non-covered, non-performing loans decreased to $86.0 million, or 1.45% of total non-covered loans, as of March 31, 2012, as compared to $91.4 million, or 1.55% of total non-covered loans as of December 31, 2011. Non-accrual loans have been written-down to their estimated net realizable values.

•

Net charge-offs on non-covered loans were $9.5 million for the three months ended March 31, 2012, or 0.64% of average non-covered loans and leases (annualized), as compared to net charge-offs of $19.1 million, or 1.38% of average non-covered loans and leases (annualized), for the three months ended March 31, 2011.

•	Total risk based capital decreased to 17.3% as of March 31, 2012, compared to 17.2% as of December 31, 2011, due to the increase in risk-based assets during the quarter.

•	Cash dividends declared in the first quarter of 2012 were $0.07 per common share, compared to cash dividends declared in the first quarter of 2011 of $0.05 per common share.

Summary of Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2011 included in the Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 17, 2012. Not all of these critical accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes that the following policies would be considered critical under the SEC’s definition.

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

Management believes that the ALLL was adequate as of March 31, 2012. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 80% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses.

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

Valuation of Goodwill and Intangible Assets

At March 31, 2012, we had $676.0 million in goodwill and other intangible assets as a result of business combinations. Goodwill and other intangible assets with indefinite lives are not amortized but instead are periodically tested for impairment. Management performs an impairment analysis for the intangible assets with indefinite lives on an annual basis as of December 31. Additionally, goodwill and other intangible assets with indefinite lives are evaluated on an interim basis when events or circumstance indicate impairment potentially exists. The impairment analysis requires management to make subjective judgments. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures, technology, changes in discount rates and specific industry and market conditions. There can be no assurance that changes in circumstances, estimates or assumption may result in additional impairment of all, or some portion of, goodwill.

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

In April 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The Update amends existing guidance regarding the highest and best use and valuation premise by clarifying these concepts are only applicable to measuring the fair value of nonfinancial assets. The Update also clarifies that the fair value measurement of financial assets and financial liabilities which have offsetting market risks or counterparty credit risks that are managed on a portfolio basis, when several criteria are met, can be measured at the net risk position. Additional disclosures about Level 3 fair value measurements are required including a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation process in place, and discussion of the sensitivity of fair value changes in unobservable inputs and interrelationships about those inputs as well disclosure of the level of the fair value of items that are not measured at fair value in the financial statements but disclosure of fair value is required. The provisions of ASU No. 2011-04 are effective for the Company’s reporting period beginning after December 15, 2011 and are applied prospectively. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The Update amends current guidance to allow a company the option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions do not change the items that must be reported in other comprehensive income or when an item of other comprehensive must to reclassified to net income. The amendments do not change the option for a company to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense (benefit) related to the total of other comprehensive income items. The amendments do not affect how earnings per share is calculated or presented. The provisions of ASU No. 2011-05 are effective for the Company’s reporting period beginning after December 15, 2011 and are applied retrospectively. Early adoption was permitted and there are no required transition disclosures. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The ASU defers indefinitely the requirement to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income. The adoption of the ASUs did not have a material impact on the Company’s consolidated financial statements.

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

RESULTS OF OPERATIONS

OVERVIEW

For the three months ended March 31, 2012, net earnings available to common shareholders were $25.3 million, or $0.23 per diluted common share, as compared to net earnings available to common shareholders of $13.4 million, or $0.12 per diluted common share for the three months ended March 31, 2011. The increase in net earnings for the three months ended March 31, 2012 compared to the same period of the prior year is principally attributable to increased non-interest income and decreased provision for loan losses, partially offset by decreased net interest income and increased non-interest expense.

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

The following table provides the reconciliation of earnings available to common shareholders (GAAP) to operating earnings (non-GAAP), and earnings per diluted common share (GAAP) to operating earnings per diluted share (non-GAAP) for the three months ended March 31, 2012 and 2011:

Reconciliation of Net Earnings Available to Common Shareholders to Operating Earnings

(in thousands, except per share data)

	Three months ended March 31,
	2012	2011
Net earnings available to common shareholders	$25,336	$13,405
Adjustments:
Net loss on junior subordinated debentures carried at fair value, net of tax	329	325
Merger-related expenses, net of tax	60	109

Operating earnings	$25,725	$13,839

Per diluted share:
Net earnings available to common shareholders	$0.23	$0.12
Adjustments:
Net loss on junior subordinated debentures carried at fair value, net of tax	-	-
Merger-related expenses, net of tax	-	-

Operating earnings	$0.23	$0.12

Management believes adjusted net interest income and adjusted net interest margin are useful financial measures because they enable investors to evaluate the underlying growth or compression in these values excluding interest income adjustments related to credit quality. Management uses these measures to evaluate adjusted net interest income operating results exclusive of credit costs, in order to monitor our effectiveness in growing higher interest yielding assets and managing our cost of interest bearing liabilities over time. Adjusted net interest income is calculated as net interest income, adjusting tax exempt interest income to its taxable equivalent, adding back interest and fee reversals related to new non-accrual loans during the period, and deducting the interest income gains recognized from loan disposition activities within covered loan pools. Adjusted net interest margin is calculated by dividing annualized adjusted net interest income by a period’s average interest earning assets. Adjusted net interest income and adjusted net interest margin are considered “non-GAAP” financial measures. Although we believe the presentation of non-GAAP financial measures provides a better indication of our operating performance, readers of this report are urged to review the GAAP results as presented in the Financial Statements (unaudited) in Item 1.

The following table presents a reconciliation of net interest income to adjusted net interest income and net interest margin to adjusted net interest margin for the three months ended March 31, 2012 and 2011:

Reconciliation of Net Interest Income to Adjusted Net Interest Income and Net Interest Margin to Adjusted Net Interest Margin

(in thousands, except per share data)

	Three months ended March 31,
	2012	2011
Net interest income—tax equivalent basis (1)	$103,506	$105,975
Adjustments:
Interest and fee reversals on non-accrual loans	646	1,283
Covered loan disposal gains	(2,787)	(8,230)

Adjusted net interest income—tax equivalent basis (1)	$101,365	$99,028

Average interest earning assets	$10,197,329	$10,276,145
Net interest margin—consolidated (1)	4.08%	4.18%
Adjusted net interest margin—consolidated (1)	4.00%	3.91%

(1)	Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1.2 million and $1.1 million for the three months ended March 31, 2012 and 2011, respectively.

The following table presents the returns on average assets, average common shareholders’ equity and average tangible common shareholders’ equity for the three months ended March 31, 2012 and 2011. For each of the periods presented, the table includes the calculated ratios based on reported net earnings available to common shareholders and operating income as shown in the table above.

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

Return on Average Assets, Common Shareholders’ Equity and Tangible Common Shareholders’ Equity

(dollars in thousands)

	Three months ended March 31,
	2012	2011
Returns on average assets:
Net earnings available to common shareholders	0.89%	0.47%
Operating earnings	0.90%	0.48%

Returns on average common shareholders’ equity:
Net earnings available to common shareholders	6.07%	3.30%
Operating earnings	6.16%	3.40%

Returns on average tangible common shareholders’ equity:
Net earnings available to common shareholders	10.16%	5.62%
Operating earnings	10.32%	5.80%

Calculation of average common tangible shareholders’ equity:
Average common shareholders’ equity	$1,679,532	$1,649,674
Less: average goodwill and other intangible assets, net	(676,511)	(681,494)

Average tangible common shareholders’ equity	$1,003,021	$968,180

Additionally, management believes “tangible common equity” and the “tangible common equity ratio” are meaningful measures of capital adequacy. Umpqua believes the exclusion of certain intangible assets in the computation of tangible common equity and tangible common equity ratio provides a meaningful base for period-to-period and company-to-company comparisons, which management believes will assist investors in analyzing the operating results and capital of the Company. Tangible common equity is calculated as total shareholders’ equity less preferred stock and less goodwill and other intangible assets, net (excluding MSRs). In addition, tangible assets are total assets less goodwill and other intangible assets, net (excluding MSRs). The tangible common equity ratio is calculated as tangible common shareholders’ equity divided by tangible assets. The tangible common equity and tangible common equity ratio is considered a non-GAAP financial measure and should be viewed in conjunction with the total shareholders’ equity and the total shareholders’ equity ratio. The following table provides a reconciliation of ending shareholders’ equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of March 31, 2012 and December 31, 2011:

Reconciliations of Total Shareholders’ Equity to Tangible Common Shareholders’ Equity and Total Assets to Tangible Assets

(dollars in thousands)

	March 31, 2012	December 31, 2011
Total shareholders’ equity	$1,687,052	$1,672,413
Subtract:
Goodwill and other intangible assets, net	676,010	677,224

Tangible common shareholders’ equity	$1,011,042	$995,189

Total assets	$11,453,178	$11,563,355
Subtract:
Goodwill and other intangible assets, net	676,010	677,224

Tangible assets	$10,777,168	$10,886,131

Tangible common equity ratio	9.38%	9.14%

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although we believe these non-GAAP financial measure are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

NET INTEREST INCOME

Net interest income is the largest source of our operating income. Net interest income for the three months ended March 31, 2012 was $102.4 million, a decrease of $2.5 million or 2% compared to the same period in 2011. The results for the three months ended March 31, 2012 as compared to the same period in 2011 are attributable to a decrease in outstanding average interest-earning assets, primarily covered loans, and a decrease in net interest margin, partially offset by a decrease in interest-bearing liabilities.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax equivalent basis was 4.08% for the three months ended March 31, 2012, an decrease of 10 basis points as compared to the same period in 2011. The decrease in net interest margin primarily resulted from a decline in non-covered loan yields, decrease in average covered loans outstanding, and a decline in investment yields, partially offset by a decrease in average interest bearing cash, an increase in average non-covered loans outstanding, a decline in the cost of interest-bearing deposits, and a decrease in average interest-bearing liabilities.

Loan disposal related activities within the covered loan portfolio, either through loans being paid off in full or transferred to other real estate owned (“OREO”), result in gains within covered loan interest income to the extent assets received in satisfaction of debt (such as cash or the net realizable value of OREO received) exceeds the allocated carrying value of the loan disposed of from the pool. Loan disposal activities contributed $2.8 million of interest income for the three months ended March 31, 2012 compared to $8.2 million of interest income during the three months ended March 31, 2011. Excluding the impact of covered loan disposal gains, consolidated net interest margin on a fully tax equivalent basis would have been 3.97% and 3.86% for the three months ended March 31, 2012 and 2011, respectively. While dispositions of covered loans positively impact net interest margin, we recognize a corresponding decrease to the change in FDIC indemnification asset at the incremental loss-sharing rate within other non-interest income.

Net interest income for the three months ended March 31, 2012 was negatively impacted by the $0.6 million reversal of interest and fee income on non-covered, non-accrual loans, as compared to the $1.3 million reversal of interest and fee income during the three months ended March 31, 2011. These reversals reduced tax equivalent net interest margin by 3 basis points for the three months ended March 31, 2012 compared to 5 basis points for the three months ended March 31, 2011. Excluding the impact of covered loan disposal gains and interest and fee income reversals on non-covered, non-accrual loans, tax equivalent net interest margin would have been 4.00% for the three months ended March 31, 2012 and 3.91% for the three months ended March 31, 2011.

Offsetting the decrease in net interest margin in the current quarter as compared to the same period of the prior year is the continued management to reduce the cost of interest-bearing liabilities, specifically interest-bearing deposits. The total cost of interest-bearing deposits for the three months ended March 31, 2012 was 0.49%, representing a 34 basis point decrease compared to the three months ended March 31, 2011.

Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds. The following table presents condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three months ended March 31, 2012 and 2011:

Average Rates and Balances

(dollars in thousands)

	Three months ended March 31, 2012			Three months ended March 31, 2011
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Non-covered loans and leases (1)	$6,036,936	$77,659	5.17%	$5,671,457	$78,733	5.63%
Covered loans and leases, net	610,921	17,343	11.42%	767,911	21,547	11.38%
Taxable securities	2,913,317	18,126	2.49%	2,964,410	22,046	2.97%
Non-taxable securities (2)	252,629	3,428	5.43%	219,523	3,238	5.90%
Temporary investments and interest-bearing deposits	383,526	237	0.25%	652,844	401	0.25%

Total interest earning assets	10,197,329	116,793	4.61%	10,276,145	125,965	4.97%
Allowance for non-covered loan and lease losses	(91,225)			(100,183)
Other assets	1,344,286			1,396,789

Total assets	$11,450,390			$11,572,751

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	$5,034,787	$2,848	0.23%	$4,703,292	$5,643	0.49%
Time deposits	2,216,243	5,997	1.09%	2,980,111	10,023	1.36%
Federal funds purchased and repurchase agreements	123,959	80	0.26%	84,136	122	0.59%
Term debt	255,381	2,304	3.63%	260,798	2,289	3.56%
Junior subordinated debentures	185,331	2,058	4.47%	183,423	1,913	4.23%

Total interest-bearing liabilities	7,815,701	13,287	0.68%	8,211,760	19,990	0.99%
Non-interest-bearing deposits	1,881,612			1,644,452
Other liabilities	73,545			66,865

Total liabilities	9,770,858			9,923,077
Common equity	1,679,532			1,649,674

Total liabilities and shareholders’ equity	$11,450,390			$11,572,751

NET INTEREST INCOME		$103,506			$105,975

NET INTEREST SPREAD			3.93%			3.98%
AVERAGE YIELD ON EARNING ASSETS (1), (2)			4.61%			4.97%
INTEREST EXPENSE TO EARNING ASSETS			0.52%			0.79%

NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			4.08%			4.18%

(1)	Non-covered non-accrual loans, leases, and mortgage loans held for sale are included in the average balance.
(2)	Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1.2 million and $1.1 million for the three months ended March 31, 2012 and 2011, respectively.

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three months ended March 31, 2012 as compared to the same period in 2011. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Rate/Volume Analysis

(in thousands)

	Three months ended March 31, 2012 compared to 2011
	Increase (decrease) in interest income and expense due to changes in
	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Non-covered loans and leases	$4,900	$(5,974)	$(1,074)
Covered loans and leases	(4,454)	250	(4,204)
Taxable securities	(374)	(3,546)	(3,920)
Non-taxable securities (1)	463	(273)	190
Temporary investments and interest bearing deposits	(166)	2	(164)

Total (1)	369	(9,541)	(9,172)
INTEREST-BEARING LIABILITIES:
Interest bearing checking and savings accounts	373	(3,168)	(2,795)
Time deposits	(2,284)	(1,742)	(4,026)
Repurchase agreements and federal funds	43	(85)	(42)
Term debt	(48)	63	15
Junior subordinated debentures	20	125	145

Total	(1,896)	(4,807)	(6,703)

Net increase in net interest income (1)	$2,265	$(4,734)	$(2,469)

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

PROVISION FOR LOAN AND LEASE LOSSES

The provision for non-covered loan and lease losses was $3.2 million for the three months ended March 31, 2012, as compared to $15.0 million for the same period in 2011. As an annualized percentage of average outstanding loans, the provision for loan losses recorded for the three months ended March 31, 2012 was 0.21% as compared to 1.08% in the same period in 2011.

The decrease in the provision for loan and lease losses in the three months ended March 31, 2012 as compared to the same period in 2011 is principally attributable to declining non-performing loans and reflects continued improvement and stabilization of credit quality and decrease in net charge-offs.

The Company recognizes the charge-off of impairment reserves on impaired loans in the period they arise for collateral dependent loans. Therefore, the non-covered, non-accrual loans of $80.5 million as of March 31, 2012 have already been written-down to their estimated fair value, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices. Depending on the characteristics of a loan, the fair value of collateral is estimated by obtaining external appraisals.

The provision for non-covered loan and lease losses is based on management’s evaluation of inherent risks in the loan portfolio and a corresponding analysis of the allowance for non-covered loan and lease losses. Additional discussion on loan quality and the allowance for non-covered loan and lease losses is provided under the heading Asset Quality and Non-Performing Assets below.

The recapture of provision for covered loan and lease losses was $31,000 for the three months ended March 31, 2012, as compared to $7.3 million provision for the same period in 2011. Provisions for covered loan and leases are recognized subsequent to acquisition to the extent it is probable we will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition, considering both the timing and amount of those expected cash flows. Provisions may be required when determined losses of unpaid principal incurred exceed previous loss expectations to-date, or future cash flows previously expected to be collectible are no longer probable of collection. Provisions for covered loan and lease losses, including amounts advanced subsequent to acquisition, are not reflected in the allowance for non-covered loan and lease losses, rather as a valuation allowance netted against the carrying value of the covered loan and lease balance accounted for under ASC 310-30, in accordance with the guidance.

NON-INTEREST INCOME

Non-interest income for the three months ended March 31, 2012 was $27.2 million, an increase of $5.7 million, or 26%, as compared to the same period in 2011. The following table presents the key components of non-interest income for the three months ended March 31, 2012 and 2011:

Non-Interest Income

(in thousands)

	Three months ended March 31,
	2012	2011	Change Amount	Change Percent
Service charges on deposit accounts	$6,666	$7,821	$(1,155)	-15%
Brokerage commissions and fees	2,944	3,377	(433)	-13%
Mortgage banking revenue, net	13,082	5,275	7,807	148%
Gain (loss) on investment securities, net	148	(25)	173	-692%
Loss on junior subordinated debentures carried at fair value	(548)	(542)	(6)	1%
Change in FDIC indemnification asset	(1,845)	2,905	(4,750)	-164%
Other income	6,790	2,774	4,016	145%

Total	$27,237	$21,585	$5,652	26%

The decrease in deposit service charges in the three months ended March 31, 2012 compared to the same period in 2011 is primarily the result of a reduction in interchange fee revenue relating to the Durbin Amendment of the Dodd Frank Act, which became effective October 1, 2011, in the current period due to regulatory reform changes that have taken place since the prior year.

Mortgage banking revenue for the three months ended March 31, 2012 increased due to continued increase in purchase and refinancing activity, compared to the same period of the prior year. Closed mortgage volume for the three months ended March 31, 2012 was $402.6 million, representing a 141% increase compared to the same period of the prior year.

For the three months ended March 31, 2012, we recorded a loss of $548,000, as compared to a loss of $542,000 for the three months ended March 31, 2011, in the change of fair value on the junior subordinated debentures recorded at fair value. Additional information on the junior subordinated debentures carried at fair value is included in Note 8 of the Notes to Condensed Consolidated Financial Statements and under the heading Junior Subordinated Debentures.

The change in FDIC indemnification asset represents a decrease in cash flows expected to be recoverable under the loss-share agreements entered into with the FDIC in connection with the FDIC-assisted acquisitions due to improvement in the associated covered loan portfolio.

Other income for the three months ended March 31, 2012 increased primarily due to the Debt Capital Market revenue of $3.1 million related to initiation of an interest rate swap program in the second half of 2011 with commercial banking customers to facilitate their risk management strategies.

NON-INTEREST EXPENSE

Non-interest expense for the three months ended March 31, 2012 was $87.7 million, an increase of $3.5 million, or 4%, as compared to the same period in 2011. The following table presents the key elements of non-interest expense for the three months ended March 31, 2012 and 2011:

Non-Interest Expense

(in thousands)	Three months ended March 31,
	2012	2011	Change Amount	Change Percent
Salaries and employee benefits	$47,093	$44,610	$2,483	6%
Net occupancy and equipment	13,498	12,517	981	8%
Communications	2,942	2,810	132	5%
Marketing	990	851	139	16%
Services	6,162	5,882	280	5%
Supplies	665	781	(116)	-15%
FDIC assessments	1,968	3,873	(1,905)	-49%
Net loss on non-covered other real estate owned	3,187	2,833	354	12%
Net loss on covered other real estate owned	2,454	951	1,503	158%
Intangible amortization	1,212	1,251	(39)	-3%
Merger related expenses	100	181	(81)	-45%
Other expenses	7,425	7,661	(236)	-3%

Total	$87,696	$84,201	$3,495	4%

Included in non-interest expense are several categories which are outside of the operational control of the Company or depend on changes in market values, including FDIC deposit insurance assessments and gain or loss on other real estate owned (“OREO”) , and merger related costs. Excluding these non-operating items, the remaining non-interest expense items totaled $80.0 million compared to $76.4 million for the first quarter of 2011.

Salaries and employee benefits costs increased $2.5 million in the three months ending March 31, 2012, as compared to the same period in the prior year, which primarily relates to an increase of 120 full-time equivalent employees and variable compensation costs related to the Mortgage group due to record loan production in the first quarter of 2012.

Net occupancy and equipment expense increased $981,000 for the three months ended March 31, 2012, as compared to the same period in the prior year as a result of the addition of 10 de novo Community Banking locations, one Mortgage office, and one administrative facility during 2011.

FDIC assessments decreased for the three months ending March 31, 2012 as compared to the same period of the prior year as a result of the adoption by the FDIC of a final rule which changed the assessment rate and the assessment base (from a domestic deposit base to a scorecard based assessment system for banks with more than $10 billion in assets) effect in the second quarter of 2011.

We incur significant expenses in connection with the completion and integration of bank acquisitions that are not capitalizable. The merger-related expense incurred in 2011 related primarily to FDIC-assisted acquisitions, while those incurred in 2012 relate to current acquisition activities. Classification of expenses as merger-related is done in accordance with the provisions of a Board-approved policy.

Although there has been an easing in the velocity of declining real estate values, depressed values continue to detrimentally affect our loan portfolio and has led to a continued elevated level of foreclosures on related properties and movement of the properties into other real estate owned (“OREO”). In the three months ended March 31, 2012, the Company recognized net loss (which includes gains on sale and valuation adjustments) on non-covered OREO properties of $3.2 million as compared to net loss (which includes loss on sale and valuation adjustments) on non-covered OREO properties of $2.8 million in the same period a year ago. Included within the results for the three months ended March 31, 2012, the Company recognized net loss (which includes gains on sale and valuation adjustments) on covered OREO properties of $2.5 million as compared to $951,000 losses net loss (which includes gains on sale and valuation adjustments) on covered OREO properties of in the same period a year ago.

INCOME TAXES

Our consolidated effective tax rate as a percentage of pre-tax income for the three months ended March 31, 2012 was 34.2% as compared to 32.6% for the three months ended March 31, 2011. The effective tax rates differed from the federal statutory rate of 35% and the apportioned state rate of 4.3% (net of the federal tax benefit) principally because of non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities and tax credits arising from low income housing investments.

FINANCIAL CONDITION

INVESTMENT SECURITIES

Trading securities consist of securities held in inventory by Umpqua Investments for sale to its clients and securities invested in trust for the benefit of certain executives or former employees of acquired institutions as required by agreements. Trading securities were $3.2 million at March 31, 2012, as compared to $2.3 million at December 31, 2011. This increase is principally attributable to an increase in Umpqua Investments’ inventory of trading securities.

Investment securities available for sale were $3.1 billion as of March 31, 2012 compared to $3.2 billion at December 31, 2011. Purchases of $266.5 million of investment securities available for sale and an increase in fair value of investments securities available for sale of $1.9 million were offset by paydowns of $331.4 million and amortization of net purchase price premiums of $10.8 million.

Investment securities held to maturity were $4.6 million as of March 31, 2012 as compared to holdings of $4.7 million at December 31, 2011. The change primarily relates to paydowns and maturities of investment securities held to maturity of $170,000.

The following table presents the available for sale and held to maturity investment securities portfolio by major type as of March 31, 2012 and December 31, 2011:

Investment Securities Composition

(dollars in thousands)

	Investment Securities Available for Sale
	March 31, 2012		December 31, 2011
	Fair Value	%	Fair Value	%
U.S. Treasury and agencies	$46,266	1%	$118,465	4%
Obligations of states and political subdivisions	251,880	8%	253,553	8%
Residential mortgage-backed securities and collateralized mortgage obligations	2,794,661	91%	2,794,355	88%
Other debt securities	135	-	134	-
Investments in mutual funds and other equity securities	2,067	-	2,071	-

Total	$3,095,009	100%	$3,168,578	100%

	Investment Securities Held to Maturity
	March 31, 2012		December 31, 2011
	Amortized Cost	%	Amortized Cost	%
Obligations of states and political subdivisions	$1,315	28%	$1,335	28%
Residential mortgage-backed securities and collateralized mortgage obligations	3,310	72%	3,379	72%

Total	$4,625	100%	$4,714	100%

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

The following tables present the OTTI losses for the three months ended March 31, 2012 and 2011 in the held to maturity portfolio:

(in thousands)

	Three months ended March 31,
	2012	2011
Total other-than-temporary impairment losses	$-	$-
Portion of other-than-temporary impairment losses transferred from other comprehensive income (1)	-	25

Net impairment losses recognized in earnings (2)	$-	$25

(1)	Represents other-than-temporary impairment losses related to all other factors.
(2)	Represents other-than-temporary impairment losses related to credit losses.

The OTTI recognized on investment securities held to maturity primarily relates to non-agency collateralized mortgage obligations for all periods presented. Each of these securities holds various levels of credit subordination. The underlying mortgage loans of these securities were originated from 2003 through 2007. At origination, the weighted average loan-to-value of the underlying mortgages was 69%; the underlying borrowers had weighted average FICO scores of 731, and 59% were limited documentation loans. These securities were valued by third-party pricing services using matrix or model pricing methodologies and were corroborated by broker indicative bids. We estimated the cash flows of the underlying collateral for each security considering credit, interest and prepayment risk models that incorporate management’s estimate of projected key assumptions including prepayment rates, collateral default rates and loss severity. Assumptions utilized vary from security to security, and are influenced by factors such as loan interest rates, geographic location, borrower characteristics and vintage, and historical experience. We then used a third party to obtain information about the structure of each security, including subordination and other credit enhancements, in order to determine how the underlying collateral cash flows will be distributed to each security issued in the structure. These cash flows were then discounted at the interest rate used to recognize interest income on each security. We review the actual collateral performance of these securities on a quarterly basis and update the inputs as appropriate to determine the projected cash flows. The following table presents a summary of the significant inputs utilized to measure management’s estimate of the credit loss component on these non-agency collateralized mortgage obligations as of March 31, 2012 and 2011:

	2012			2011
	Range		Weighted	Range		Weighted
	Minimum	Maximum	Average	Minimum	Maximum	Average
Constant prepayment rate	10.0%	20.0%	14.0%	5.0%	20.0%	14.9%
Collateral default rate	5.0%	60.0%	22.6%	5.0%	15.0%	10.6%
Loss severity	27.5%	50.0%	32.5%	25.0%	55.0%	37.9%

Gross unrealized losses in the available for sale investment portfolio was $4.1 million at March 31, 2012. This consisted primarily of unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations of $3.9 million. The unrealized losses were primarily caused by interest rate increases subsequent to the purchase of the securities, and not credit quality. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. Additional information about the investment portfolio is provided in Note 2 of the Notes to Condensed Consolidated Financial Statements.

RESTRICTED EQUITY SECURITIES

Restricted equity securities were $32.5 million at March 31, 2012 and $32.6 million at December 31, 2011. The decrease of $128,000 is attributable to a stock redemption by the Federal Home Loan Bank (“FHLB”) of San Francisco during the quarter. Of the $32.5 million at March 31, 2012, $31.2 million represent the Bank’s investment in the FHLBs of Seattle and San Francisco. The remaining restricted equity securities represent investments in Pacific Coast Bankers’ Bancshares stock. FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par.

Although as of March 31, 2012, the FHLB of Seattle complies with all of its regulatory requirements (including the risk-based capital requirement), it remains classified as “undercapitalized” by the Federal Housing Finance Agency (“Finance Agency”). Under Finance Agency regulations, a FHLB that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock in excess of what is required for members’ current loans.

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

Moody’s Investors Services rating of the FHLB of Seattle as Aaa was confirmed in August 2011, but a negative outlook was assigned as Moody’s revised the rating outlook to negative for U.S. government debt and all issuers Moody’s considers directly-linked to the U.S. government. Standard and Poors’ rating is AA+, but it also issued a negative outlook with the action reflecting the downgrade of the long-term sovereign credit rating of the U.S. in 2011. Based on the above, the Company has determined there is not an other-than-temporary impairment on the FHLB stock investment as of March 31, 2012.

LOANS AND LEASES

Non-Covered Loans and Leases

Total non-covered loans and leases outstanding at March 31, 2012 were $5.9 billion, an increase of $53.2 million as compared to year-end 2011. This increase is principally attributable to net loan originations of $68.9 million and covered loans transferred to non-covered loans of $4.6 million, partially offset by charge-offs of $12.7 million, transfers to other real estate owned of $7.2 million, and non-covered loans sold of $4.4 million during the period. The following table presents the concentration distribution of our non-covered loan portfolio at March 31, 2012 and December 31, 2011.

Non-Covered Loan Concentrations

(dollars in thousands)

	March 31, 2012		December 31, 2011
	Amount	Percentage	Amount	Percentage
Commercial real estate
Term & multifamily	$3,616,386	60.8%	$3,558,295	60.5%
Construction & development	162,866	2.7%	165,066	2.8%
Residential development	74,604	1.3%	90,073	1.5%
Commercial
Term	687,242	11.6%	625,766	10.6%
LOC & other	764,049	12.9%	832,999	14.1%
Residential
Mortgage	345,763	5.8%	315,927	5.4%
Home equity loans & lines	264,662	4.5%	272,192	4.6%
Consumer & other	37,082	0.6%	38,860	0.7%
Deferred loan fees, net	(11,384)	-0.2%	(11,080)	-0.2%

Total	$5,941,270	100.0%	$5,888,098	100.0%

Covered Loans and Leases

Total covered loans and leases outstanding at March 31, 2012 were $593.2 million, a decrease of $29.3 million as compared to year-end 2011. This decrease is principally attributable to net loan paydowns and maturities of $24.0 million and transfers of covered loans to non-covered loans of $4.6 million. The following table presents the concentration distribution of our covered loan portfolio at March 31, 2012 and December 31, 2011.

Covered Loan Concentrations

(dollars in thousands)

	March 31, 2012		December 31, 2011
	Amount	Percentage	Amount	Percentage
Commercial real estate
Term & multifamily	$454,561	75.1%	$474,054	74.3%
Construction & development	13,951	2.3%	14,820	2.3%
Residential development	19,347	3.2%	17,763	2.8%
Commercial
Term	30,389	5.0%	34,150	5.4%
LOC & other	21,402	3.5%	23,426	3.7%
Residential
Mortgage	32,119	5.3%	35,503	5.6%
Home equity loans & lines	26,833	4.4%	29,085	4.6%
Consumer & other	7,212	1.2%	7,970	1.3%

Total	605,814	100%	636,771	100%

Allowance for covered loans	(12,635)		(14,320)

Total	$593,179		$622,451

The covered loans are subject to loss-sharing agreements with the FDIC. Under the terms of the Evergreen Bank acquisition loss-sharing agreement, the FDIC will cover a substantial portion of any future losses on loans, related unfunded loan commitments, other real estate owned (“OREO”) and accrued interest on loans for up to 90 days. The FDIC will absorb 80% of losses and share in 80% of loss recoveries on the first $90.0 million on covered assets for Evergreen and absorb 95% of losses and share in 95% of loss recoveries exceeding $90.0 million, except for the Bank will incur losses up to $30.2 million before the loss-sharing will commence. As of March 31, 2012, losses have exceeded $30.2 million. The loss-sharing arrangements for non-single family residential and single family residential loans are in effect for 5 years and 10 years, respectively, and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition dates.

Under the terms of the Rainier Pacific Bank loss-sharing agreement, the FDIC will cover a substantial portion of any future losses on loans, related unfunded loan commitments, OREO and accrued interest on loans for up to 90 days. The FDIC will absorb 80% of losses and share in 80% of loss recoveries on the first $95.0 million of losses on covered assets and absorb 95% of losses and share in 95% of loss recoveries exceeding $95.0 million. The loss-sharing arrangements for non-single family residential and single family residential loans are in effect for 5 years and 10 years, respectively, and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition dates.

Under the terms of the Nevada Security Bank loss-sharing agreement, the FDIC will cover a substantial portion of any future losses on loans, related unfunded loan commitments, OREO and accrued interest on loans for up to 90 days. The FDIC will absorb 80% of losses and share in 80% of loss recoveries on all covered assets. The loss-sharing arrangements for non-single family residential and single family residential loans are in effect for 5 years and 10 years, respectively, and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition dates.

Discussion of and tables related to the covered loan segment is provided under the heading Asset Quality and Non-Performing Assets.

ASSET QUALITY AND NON-PERFORMING ASSETS

Non-Covered Loans and Leases

Non-covered, non-performing loans, which include non-covered, non-accrual loans and non-covered accruing loans past due over 90 days, totaled $86.0 million or 1.45% of total non-covered loans as of March 31, 2012, as compared to $91.4 million, or 1.55% of total non-covered loans, at December 31, 2011. Non-covered, non-performing assets, which include non-covered, non-performing loans and non-covered, foreclosed real estate (“other real estate owned”), totaled $120.3 million, or 1.05% of total assets as of March 31, 2012 compared with $125.6 million, or 1.09% of total assets as of December 31, 2011. The decrease in non-performing assets in 2012 is attributable to the improving economic environment, an easing in the velocity of declining real estate values in our markets and the resulting impact on our commercial real estate and commercial construction portfolio.

A loan is considered impaired when, based on current information and events, we determine it is probable that we will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. Generally, when non-covered loans are identified as impaired they are moved to our Special Assets Division. When we identify a loan as impaired, we measure the loan for potential impairment using discount cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of collateral, less selling costs. The starting point for determining the fair value of collateral is through obtaining external appraisals. Generally, external appraisals are updated every six to nine months. We obtain appraisals from a pre-approved list of independent, third party, local appraisal firms. Approval and addition to the list is based on experience, reputation, character, consistency and knowledge of the respective real estate market. At a minimum, it is ascertained that the appraiser is: (a) currently licensed in the state in which the property is located, (b) is experienced in the appraisal of properties similar to the property being appraised, (c) is actively engaged in the appraisal work, (d) has knowledge of current real estate market conditions and financing trends, (e) is reputable, and (f) is not on Freddie Mac’s or the Bank’s Exclusionary List of appraisers and brokers. In certain cases appraisals will be reviewed by our Real Estate Valuation Services Group to ensure the quality of the appraisal and the expertise and independence of the appraiser. Upon receipt and review, an external appraisal is utilized to measure a loan for potential impairment. Our impairment analysis documents the date of the appraisal used in the analysis, whether the officer preparing the report deems it current, and, if not, allows for internal valuation adjustments with justification. Typical justified adjustments might include discounts for continued market deterioration subsequent to appraisal date, adjustments for the release of collateral contemplated in the appraisal, or the value of other collateral or consideration not contemplated in the appraisal. An appraisal over one year old in most cases will be considered stale dated and an updated or new appraisal will be required. Any adjustments from appraised value to net realizable value are detailed and justified in the impairment analysis, which is reviewed and approved by senior credit quality officers and the Company’s Allowance for Loan and Lease Losses (“ALLL”) Committee. Although an external appraisal is the primary source to value collateral dependent loans, we may also utilize values obtained through purchase and sale agreements, negotiated short sales, broker price opinions, or the sales price of the note. These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. Impairment analyses are updated, reviewed and approved on a quarterly basis at or near the end of each reporting period. Appraisals or other alternative sources of value received subsequent to the reporting period, but prior to our filing of periodic reports, are considered and evaluated to ensure our periodic filings are materially correct and not misleading. Based on these processes, we do not believe there are significant time lapses for the recognition of additional loan loss provisions or charge-offs from the date they become known.

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

Upon acquisition of real estate collateral, typically through the foreclosure process, we promptly begin to market the property for sale. If we do not begin to receive offers or indications of interest we will analyze the price and review market conditions to assess whether a lower price reflects the market value of the property and would enable us to sell the property. In addition, we update appraisals on other real estate owned property six to nine months after the most recent appraisal. Increases in valuation adjustments recorded in a period are primarily based on a) updated appraisals received during the period, or b) management’s authorization to reduce the selling price of the property during the period. Unless a current appraisal is available, an appraisal will be ordered prior to a loan moving to other real estate owned. Foreclosed properties held as other real estate owned are recorded at the lower of the recorded investment in the loan or market value of the property less expected selling costs. Non-covered other real estate owned at March 31, 2012 totaled $34.3 million and consisted of 68 properties.

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

The Company has written down impaired, non-covered non-accrual loans as of March 31, 2012 to their estimated net realizable value, based on disposition value, and expects resolution with no additional material loss, absent further decline in market prices.

The following table summarizes our non-covered non-performing assets and restructured loans as of March 31, 2012 and December 31, 2011:

Non-Covered Non-Performing Assets

(in thousands)

	March 31, 2012	December 31, 2011
Non-covered loans on non-accrual status	$80,521	$80,562
Non-covered loans past due 90 days or more and accruing	5,520	10,821

Total non-covered non-performing loans	86,041	91,383
Non-covered other real estate owned	34,306	34,175

Total non-covered non-performing assets	$120,347	$125,558

Restructured loans (1)	$70,249	$80,563

Allowance for loan losses	$86,670	$92,968
Reserve for unfunded commitments	1,102	940

Allowance for credit losses	$87,772	$93,908

Asset quality ratios:
Non-covered non-performing assets to total assets	1.05%	1.09%
Non-covered non-performing loans to total non-covered loans	1.45%	1.55%
Allowance for non-covered loan losses to total non-covered loans	1.46%	1.58%
Allowance for non-covered credit losses to total non-covered loans	1.48%	1.59%
Allowance for non-covered credit losses to total non-covered non-performing loans	102%	103%

(1)	Represents accruing restructured non-covered loans performing according to their restructured terms.

The following tables summarize our non-covered non-performing assets by loan type and region as of March 31, 2012 and December 31, 2011:

Non-Covered Non-Performing Assets by Type and Region

(in thousands)

	March 31, 2012
	Washington	Northwest Oregon	Southern Oregon	Northern California	Central California	Greater Bay California	Total
Loans on non-accrual status:
Commercial real estate
Term & multifamily	$1,155	$25,248	$889	$4,796	$8,488	$5,004	$45,580
Construction & development	662	-	567	-	873	-	2,102
Residential development	2,585	8,588	1,050	252	635	-	13,110
Commercial
Term	143	2,137	355	5,121	970	1,337	10,063
LOC & other	1,085	4,616	178	314	3,293	180	9,666
Residential
Mortgage	-	-	-	-	-	-	-
Home equity loans & lines	-	-	-	-	-	-	-
Consumer & other	-	-	-	-	-	-	-

Total	5,630	40,589	3,039	10,483	14,259	6,521	80,521
Loans past due 90 days or more and accruing:
Commercial real estate
Term & multifamily	$-	$437	$-	$-	$-	$-	$437
Construction & development	-	-	-	-	-	-	-
Residential development	-	-	-	-	-	-	-
Commercial
Term	-	-	-	61	-	-	61
LOC & other	-	806	-	-	-	499	1,305
Residential
Mortgage	-	2,381	-	-	-	-	2,381
Home equity loans & lines	-	350	234	14	255	-	853
Consumer & other	2	434	32	10	4	1	483

Total	2	4,408	266	85	259	500	5,520

Total non-performing loans	5,632	44,997	3,305	10,568	14,518	7,021	86,041
Other real estate owned:
Commercial real estate
Term & multifamily	$-	$7,063	$216	$966	$8,870	$-	$17,115
Construction & development	-	2,714	-	-	2,436	-	5,150
Residential development	1,964	215	1,457	517	4,443	-	8,596
Commercial
Term	-	117	-	-	-	-	117
LOC & other	521	306	-	-	-	-	827
Residential
Mortgage	-	2,224	-	-	-	-	2,224
Home equity loans & lines	-	-	-	-	277	-	277
Consumer & other	-	-	-	-	-	-	-

Total	2,485	12,639	1,673	1,483	16,026	-	34,306

Total non-performing assets	$8,117	$57,636	$4,978	$10,568	$30,544	$41,327	$120,347

	December 31, 2011
	Washington	Northwest Oregon	Southern Oregon	Northern California	Central California	Greater Bay California	Total
Loans on non-accrual status:
Commercial real estate
Term & multifamily	$1,159	$27,800	$2,286	$4,058	$8,789	$394	$44,486
Construction & development	-	921	568	-	1,859	-	3,348
Residential development	4,172	9,226	-	252	2,186	-	15,836
Commercial
Term	157	2,538	239	3,724	1,462	-	8,120
LOC & other	1,114	5,605	95	285	1,493	180	8,772
Residential
Mortgage	-	-	-	-	-	-	-
Home equity loans & lines	-	-	-	-	-	-	-
Consumer & other	-	-	-	-	-	-	-

Total	6,602	46,090	3,188	8,319	15,789	574	80,562
Loans past due 90 days or more and accruing:
Commercial real estate
Term & multifamily	$-	$-	$-	$-	$-	$-	$-
Construction & development	-	-	-	-	575	-	575
Residential development	-	-	-	-	-	-	-
Commercial
Term	-	-	-	-	-	1,179	1,179
LOC & other	-	-	-	-	47	1,350	1,397
Residential
Mortgage	-	4,342	-	-	-	-	4,342
Home equity loans & lines	-	972	294	550	613	220	2,649
Consumer & other	2	475	155	26	21	-	679

Total	2	5,789	449	576	1,256	2,749	10,821

Total non-performing loans	6,604	51,879	3,637	8,895	17,045	3,323	91,383
Other real estate owned:
Commercial real estate
Term & multifamily	$-	$4,813	$786	$1,124	$9,193	$-	$15,916
Construction & development	-	2,782	-	-	3,166	-	5,948
Residential development	589	2,431	1,457	630	3,649	-	8,756
Commercial
Term	-	-	-	-	-	-	-
LOC & other	522	355	-	-	-	-	877
Residential
Mortgage	-	2,100	-	-	-	-	2,100
Home equity loans & lines	-	-	212	-	366	-	578
Consumer & other	-	-	-	-	-	-	-

Total	1,111	12,481	2,455	1,754	16,374	-	34,175

Total non-performing assets	$7,715	$64,360	$6,092	$10,649	$33,419	$3,323	$125,558

As of March 31, 2012, the non-covered non-performing assets of $120.3 million have been written down by 39%, or $77.4 million, from their original balance of $197.7 million.

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

Non-Covered Restructured Loans

At March 31, 2012 and December 31, 2011, non-covered impaired loans of $70.2 million and $80.6 million were classified as non-covered performing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The non-covered performing restructured loans on accrual status represent the only impaired loans accruing interest at March 31, 2012. In order for a restructured loan to be considered performing and on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Company had no obligation to lend additional funds on the restructured loans as of March 31, 2012.

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

A and B Note Workout Structures

The Bank performs A note/B note workout structures as a subset of the Bank’s troubled debt restructuring strategy. The amount of loans restructured using this structure was $18.9 million and $21.4 million as of March 31, 2012 and December 31, 2011, respectively.

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

The following tables summarize our performing non-covered restructured loans by loan type and region as of March 31, 2012 and December 31, 2011:

Non-Covered Restructured Loans by Type and Region

(in thousands)

	March 31, 2012
	Washington	Northwest Oregon	Southern Oregon	Northern California	Central California	Greater Bay California	Total
Commercial real estate
Term & multifamily	$-	$10,903	$5,243	$-	$7,190	$-	$23,336
Construction & development	-	8,910	-	-	11,001	-	19,911
Residential development	-	14,092	-	-	8,930	-	23,022
Commercial	-
Term	-	-	-	672	3,180	-	3,852
LOC & other	-	-	-	-	-	-	-
Residential	-
Mortgage	-	-	-	-	-	-	-
Home equity loans & lines	-	-	-	-	-	128	128
Consumer & other	-	-	-	-	-	-	-

Total	$-	$33,905	$5,243	$672	$30,301	$128	$70,249

	December 31, 2011
	Washington	Northwest Oregon	Southern Oregon	Northern California	Central California	Greater Bay California	Total
Commercial real estate
Term & multifamily	$-	$10,147	$5,243	$-	$7,221	$-	$22,611
Construction & development	-	8,967	-	-	11,029	-	19,996
Residential development	-	15,138	-	-	18,826	-	33,964
Commercial
Term	-	-	-	672	3,191	-	3,863
LOC & other	-	-	-	-	-	-	-
Residential
Mortgage	-	-	-	-	-	-	-
Home equity loans & lines	-	-	-	-	-	129	129
Consumer & other	-	-	-	-	-	-	-

Total	$-	$34,252	$5,243	$672	$40,267	$129	$80,563

The following table presents a distribution of our performing non-covered restructured loans by year of maturity, according to the restructured terms, as of March 31, 2012:

(in thousands)

Year	Amount
2012	$38,274
2013	13,191
2014	2,935
2015	4,501
2016	10,676
Thereafter	672

Total	$70,249

The Bank has had a varying degree of success with different types of concessions. The following table presents the percentage of troubled debt restructurings, by type of concession, at March 31, 2012 that have performed and are expected to perform according to the troubled debt restructuring agreement:

March 31, 2012
Rate	100%
Term	100%
Payment	95%
Combination	78%

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

Covered Non-Performing Assets

Covered non-performing assets totaled $12.8 million, or 0.11% of total assets at March 31, 2012 as compared to $19.5 million, or 0.17% of total assets at December 31, 2011. These covered nonperforming assets are subject to shared-loss agreements with the FDIC. The following tables summarize our covered non-performing assets by loan type as of March 31, 2012 and December 31, 2011:

(in thousands)

	March 31, 2012
	Evergreen	Rainier	Nevada Security	Total
Covered other real estate owned:
Commercial real estate
Term & multifamily	$914	$1,143	$4,805	$6,862
Construction & development	36	1,053	2,492	3,581
Residential development	347	944	670	1,961
Commercial
Term	126	-	188	314
LOC & other	-	-	-	-
Residential
Mortgage	69	-	-	69
Home equity loans & lines	-	-	-	-
Consumer & other	-	-	-	-

Total	$1,492	$3,140	$8,155	$12,787

	December 31, 2011
	Evergreen	Rainier	Nevada Security	Total
Covered other real estate owned:
Commercial real estate
Term & multifamily	$914	$1,827	$8,525	$11,266
Construction & development	36	1,053	2,621	3,710
Residential development	351	2,359	1,301	4,011
Commercial
Term	-	-	188	188
LOC & other	-	-	-	-
Residential
Mortgage	69	247	-	316
Home equity loans & lines	-	-	-	-
Consumer & other	-	-	-	-

Total	$1,370	$5,486	$12,635	$19,491

Total Non-Performing Assets

The following tables summarize our total (including covered and non-covered) nonperforming assets at March 31, 2012 and December 31, 2011:

(dollars in thousands)

	March 31, 2012	December 31, 2011
Loans on non-accrual status	$80,521	$80,562
Loans past due 90 days or more and accruing	5,520	10,821

Total non-performing loans	86,041	91,383
Other real estate owned	47,093	53,666

Total non-performing assets	$133,134	$145,049

Asset quality ratios:
Total non-performing assets to total assets	1.16%	1.25%
Total non-performing loans to total loans	1.32%	1.40%

ALLOWANCE FOR NON-COVERED LOAN AND LEASE LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS

The allowance for non-covered loan and lease losses (“ALLL”) totaled $86.7 million at March 31, 2012, a decrease of $6.3 million from the $93.0 million at December 31, 2011. The decrease in the ALLL from the prior year-end results is principally attributable to net charge-offs exceeding the non-covered provision for loan and lease losses for the quarter. The following table shows the activity in the ALLL for the three months ended March 31, 2012 and 2011:

Allowance for Non-Covered Loan and Lease Losses

(in thousands)

	Three months ended
	March 31,
	2012	2011
Balance, beginning of year	$92,968	$101,921
Loans charged off:
Commercial real estate	(5,772)	(11,431)
Commercial	(3,843)	(8,176)
Residential	(2,588)	(734)
Consumer & other	(488)	(534)

Total loans charged off	(12,691)	(20,875)
Recoveries:
Commercial real estate	955	1,246
Commercial	2,060	396
Residential	95	21
Consumer & other	116	94

Total recoveries	3,226	1,757

Net charge-offs	(9,465)	(19,118)
Provision charged to operations	3,167	15,030

Balance, end of year	$86,670	$97,833

As a percentage of average non-covered loans and leases (annualized):
Net charge-offs	0.64%	1.38%
Provision for non-covered loan and lease losses	0.21%	1.08%
Recoveries as a percentage of charge-offs	25.42%	8.42%

The decrease in the non-covered allowance for loan and lease losses as of March 31, 2012 in relation to the same period of the prior year is primarily a result the decrease in provision for loan and lease losses which is a result of improving credit quality of the loan portfolio and decreasing non-performing loans. Additional discussion on the change in provision for loan and lease losses is provided under the heading Provision for Loan and Lease Losses above.

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

The following table sets forth the allocation of the allowance for non-covered loan and lease losses and percent of loans in each category to total loans (excluding deferred loan fees) as of March 31, 2012 and December 31, 2011:

(dollars in thousands)

	0000000	0000000	0000000	0000000
	March 31, 2012		December 31, 2011
	Amount	%	Amount	%
Commercial real estate	$58,026	65%	$59,574	65%
Commercial	17,886	24%	20,485	25%
Residential	6,106	10%	7,625	10%
Consumer & other	862	1%	867	1%
Unallocated	3,790		4,417

Allowance for non-covered loan and lease losses	$86,670		$92,968

At March 31, 2012, the recorded investment in non-covered loans classified as impaired totaled $151.2 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $769,000. The valuation allowance on impaired loans represents the impairment reserves on performing non-covered restructured loans and nonaccrual loans. At December 31, 2011, the total recorded investment in non-covered impaired loans was $166.3 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $3.8 million. The valuation allowance on impaired loans represents the impairment reserves on performing restructured loans, nonaccrual loans and two loans included in loans past due 30+ days and accruing at December 31, 2011.

The following table presents a summary of activity in the reserve for unfunded commitments (“RUC”):

Summary of Reserve for Unfunded Commitments Activity

(in thousands)

	000000000	000000000
	Three months ended March 31,
	2012	2011
Balance, beginning of period	$940	$818
Net change to other expense:
Commercial real estate	38	43
Commercial	145	46
Residential	(22)	4
Consumer & other	1	—

Total change to other expense	162	93

Balance, end of period	$1,102	$911

We believe that the ALLL and RUC at March 31, 2012 are sufficient to absorb losses inherent in the loan portfolio and credit commitments outstanding as of that date based on the best information available. This assessment, based in part on historical levels of net charge-offs, loan growth, and a detailed review of the quality of the loan portfolio, involves uncertainty and judgment. Therefore, the adequacy of the ALLL and RUC cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

ALLOWANCE FOR COVERED LOAN AND LEASE LOSSES

The allowance for covered loan and lease losses (“ALLL”) totaled $12.6 million at March 31, 2012, a decrease of $1.7 million from the $14.3 million at December 31, 2011. The decrease in the covered ALLL from the prior year end results from changes in the amount and the timing of expected cash flows on the acquired loans compared to those previously estimated, as measured on a pool basis. The following table summarizes activity related to the allowance for covered loan and lease losses by covered loan portfolio segment for the three months ended March 31, 2012 and 2011, respectively:

Allowance for Covered Loan and Lease Losses

(in thousands)

	0000000	0000000
	Three months ended March 31,
	2012	2011
Balance, beginning of period	$14,320	$2,721
Loans charged off:
Commercial real estate	(931)	(1,327)
Commercial	(508)	(98)
Residential	(303)	(649)
Consumer & other	(478)	(13)

Total loans charged off	(2,220)	(2,087)
Recoveries:
Commercial real estate	337	283
Commercial	169	38
Residential	32	20
Consumer & other	28	—

Total recoveries	566	341

Net charge-offs	(1,654)	(1,746)
Covered provision charged to operations	(31)	7,268

Balance, end of period	$12,635	$8,243

As a percentage of average covered loans and leases (annualized):
Net charge-offs	1.46%	1.10%
Provision for covered loan and lease losses	-0.02%	3.84%

The following table sets forth the allocation of the allowance for covered loan and lease losses and percent of covered loans in each category to total loans as of March 31, 2012 and December 31, 2011:

(in thousands)

	000000	000000	000000	000000
	March 31, 2012		December 31, 2011
	Amount	%	Amount	%
Commercial real estate	$8,298	80%	$8,939	79%
Commercial	3,275	9%	3,964	9%
Residential	740	10%	991	10%
Consumer & other	322	1%	442	1%

Allowance for covered loan and lease losses	$12,635	100%	$14,336	100%

MORTGAGE SERVICING RIGHTS

The following table presents the key elements of our mortgage servicing rights asset for the three months ended March 31, 2012 and 2011, respectively:

Summary of Mortgage Servicing Rights

(in thousands)

	Three months ended March 31,
	2012	2011
Balance, beginning of period	$18,184	$14,454
Additions for new mortgage servicing rights capitalized	2,948	1,334
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(94)	129
Other(2)	(828)	(312)

Balance, end of period	$20,210	$15,605

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our serviced loan portfolio as of March 31, 2012 and December 31, 2011 was as follows:

(dollars in thousands)

	000000000	000000000
	March 31,	December 31,
	2012	2011
Balance of loans serviced for others	$2,191,215	$2,009,849
MSR as a percentage of serviced loans	0.92%	0.90%

As of March 31, 2012, we serviced residential mortgage loans for others with an aggregate outstanding principal balance of $2.2 billion for which servicing assets have been recorded. Mortgage servicing rights are adjusted to fair value quarterly with the change recorded in mortgage banking revenue.

GOODWILL AND OTHER INTANGIBLE ASSETS

At March 31, 2012, we had goodwill and other intangible assets of $676.0 million, as compared to $677.2 million at December 31, 2011. The goodwill recorded in connection with acquisitions represents the excess of the purchase price over the estimated fair value of the net assets acquired. At March 31, 2012 and December 31, 2011, we had goodwill of $656.1 million. Goodwill and other intangible assets with indefinite lives are not amortized but instead are periodically tested for impairment. Management evaluates intangible assets with indefinite lives on an annual basis as of December 31. Additionally, we perform impairment evaluations on an interim basis when events or circumstances indicate impairment potentially exists. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others, a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; adverse action or assessment by a regulator; and unanticipated competition.

Under recently issued guidance, the Company has the option to perform a qualitative assessment before completing the goodwill impairment test two-step process. The first step compares the fair value of a reporting unit to its carrying value. If the reporting unit’s fair value is less than its carrying value, the Company would be required to proceed to the second step. In the second step the Company calculates the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. The estimated fair value of the Company is allocated to all of the Company’s assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination and the estimated fair value of the reporting unit is the price paid to acquire it. The allocation process is performed only for purposes of determining the amount of goodwill impairment. No assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as a part of this process. Any excess of the estimated purchase price over the fair value of the reporting unit’s net assets represents the implied fair value of goodwill. If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss would be recognized as a charge to earnings in an amount equal to that excess. The Company performs the first step on an annual basis and in between if certain events or circumstances indicate goodwill may be impaired. No goodwill impairment losses have been recognized in the periods presented.

At March 31, 2012, we had other intangible assets of $19.9 million, as compared to $21.1 million at December 31, 2011. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and are also reviewed for impairment. We amortize other intangible assets on an accelerated or straight-line basis over an estimated ten to fifteen year life. No impairment losses separate from the scheduled amortization have been recognized in the periods presented.

DEPOSITS

Total deposits were $9.1 billion at March 31, 2012, a decrease of $121.5 million, or 1.3%, as compared to year-end 2011. The decrease is primarily due to the run-off of higher priced time deposits and seasonal decline in public deposits.

The following table presents the deposit balances by major category as of March 31, 2012 and December 31, 2011:

Deposits

(dollars in thousands)

	000000000	000000000	000000000	000000000
	March 31, 2012		December 31, 2011
	Amount	Percentage	Amount	Percentage
Non-interest bearing	$1,994,995	22%	$1,913,121	21%
Interest bearing demand	1,112,318	12%	993,579	11%
Money market	3,481,304	38%	3,661,785	39%
Savings	414,105	5%	386,528	4%
Time, $100,000 or greater	1,491,845	16%	1,629,505	18%
Time, less than $100,000	620,598	7%	652,172	7%

Total	$9,115,165	100%	$9,236,690	100%

The following table presents the average amount of and average rate paid by major category as of the three months ended March 31, 2012 and 2011:

(dollars in thousands)

	000000000	000000000	000000000	000000000
	Three months ended
	March 31,
	2012		2011
	Average	Average	Average	Average
	Deposits	Rate	Deposits	Rate
Non-interest bearing	$1,881,612	-	$1,644,452	-
Interest bearing demand	1,070,713	0.21%	919,674	0.39%
Money market	3,564,038	0.25%	3,424,574	0.55%
Savings	400,036	0.07%	359,044	0.11%
Time	2,216,243	1.09%	2,980,111	1.36%

Total	$9,132,642		$9,327,855

The Company has an agreement with Promontory Interfinancial Network LLC (“Promontory”) that makes it possible to provide FDIC deposit insurance to balances in excess of current deposit insurance limits. Promontory’s Certificate of Deposit Account Registry Service (“CDARS”) uses a deposit-matching program to exchange Bank deposits in excess of the current deposit insurance limits for excess balances at other participating banks, on a dollar-for-dollar basis, that would be fully insured at the Bank. This product is designed to enhance our ability to attract and retain customers and increase deposits, by providing additional FDIC coverage to customers. CDARS deposits can be reciprocal or one-way. All of the Bank’s CDARS deposits are reciprocal. At March 31, 2012 and December 31, 2011, the Company’s CDARS balances totaled $181.3 million and $274.6 million, respectively. Of these totals, at March 31, 2012 and December 31, 2011, $172.3 million and $258.3 million, respectively, represented time deposits equal to or greater than $100,000 but were fully insured under current deposit insurance limits.

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

BORROWINGS

At March 31, 2012, the Bank had outstanding $126.6 million of securities sold under agreements to repurchase and no outstanding federal funds purchased balances. The Bank had outstanding term debt of $255.2 million at March 31, 2012. Term debt outstanding as of March 31, 2012 decreased $516,000 since December 31, 2011 as a result of accretion of purchase accounting adjustments. Advances from the FHLB amounted to $245.0 million of the total term debt and are secured by investment securities and residential mortgage loans. The FHLB advances have fixed interest rates ranging from 4.46% to 4.72% and mature in 2016 and 2017.

JUNIOR SUBORDINATED DEBENTURES

We had junior subordinated debentures with carrying values of $185.9 million and $185.4 million at March 31, 2012 and December 31, 2011, respectively.

At March 31, 2012, approximately $219.6 million, or 95% of the total issued amount, had interest rates that are adjustable on a quarterly basis based on a spread over three month LIBOR. Interest expense for junior subordinated debentures increased for the three months ended March 31, 2012, compared to the same period in 2011, primarily resulting from increases in short-term market interest rates and LIBOR. Although increases in short-term market interest rates will increase the interest expense for junior subordinated debentures, we believe that other attributes of our balance sheet will serve to mitigate the impact to net interest income on a consolidated basis.

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

On a quarterly basis we assess entity-specific qualitative considerations that if not mitigated or represents a material change from the prior reporting period may result in a change to the perceived creditworthiness and ultimately the estimated credit risk adjusted spread utilized to value these liabilities. Entity-specific considerations that positively impact our creditworthiness include: our strong capital position resulting from our successful public stock offerings in 2009 and 2010, that offers us flexibility to pursue business opportunities such as mergers and acquisitions, or expand our footprint and product offerings; having significant levels of on and off-balance sheet liquidity; being profitable; and, having an experienced management team. However, these positive considerations are mitigated by significant risks and uncertainties that impact our creditworthiness and ability to maintain capital adequacy in the future. Specific risks and concerns include: given our concentration of loans secured by real estate in our loan portfolio, a continued and sustained deterioration of the real estate market may result in declines in the value of the underlying collateral and increased delinquencies that could result in an increased of charge-offs; despite recent improvement, our credit quality metrics remain negatively elevated since 2007 relative to historical standards; the continuation of current economic downturn that has been particularly severe in our primary markets could adversely affect our business; recent increased regulation facing our industry, such as the ESAA, ARRA and the Dodd-Frank Act, will increase the cost of compliance and restrict our ability to conduct business consistent with historical practices, and could negatively impact profitability; we have a significant amount of goodwill and other intangible assets that dilute our available tangible common equity; and the carrying value of certain material, recently recorded assets on our balance sheet, such as the FDIC loss-sharing indemnification asset, are highly reliant on management estimates, such as the timing or amount of losses that are estimated to be covered, and the assumed continued compliance with the provisions of the loss-share agreement. To the extent assumptions ultimately prove incorrect or should we consciously forego or unknowingly violate the guidelines of the agreement, an impairment of the asset may result which would reduce capital.

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

Absent changes to the significant inputs utilized in the discounted cash flow model used to measure the fair value of these instruments at each reporting period, the cumulative discount for each junior subordinated debenture will reverse over time, ultimately returning the carrying values of these instruments to their notional values at their expected redemption dates, in a manner similar to the effective yield method as if these instruments were accounted for under the amortized cost method. For the three months ended March 31, 2012, we recorded a loss of $548,000 as compared to loss of $542,000, respectively, for the three months ended March 31, 2011, resulting from the change in fair value of the junior subordinated debentures recorded at fair value. Observable activity in the junior subordinated debenture and related markets in future periods may change the effective rate used to discount these liabilities, and could result in additional fair value adjustments (gains or losses on junior subordinated debentures measured at fair value) outside the expected periodic change in fair value had the fair value assumptions remained unchanged.

As noted above, the Dodd-Frank Act limits the ability of certain bank holding companies to treat trust preferred security debt issuances as Tier 1 capital. As the Company had less than $15 billion in assets at December 31, 2009, under the Dodd-Frank Act, the Company will be able to continue to include its existing trust preferred securities, less the common stock of the Trusts, in Tier 1 capital. At March 31, 2012, the Company’s restricted core capital elements were 18.2% of total core capital, net of goodwill and any associated deferred tax liability.

Additional information regarding junior subordinated debentures measured at fair value is included in Note 15 of the Notes to Condensed Consolidated Financial Statements.

All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of March 31, 2012, under guidance issued by the Board of Governors of the Federal Reserve System. Additional information regarding the terms of the junior subordinated debentures, including maturity/redemption dates, interest rates and the fair value election, is included in Note 8 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CASH FLOW

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance. Public deposits represent 10.0% of total deposits at March 31, 2012 and 10.9% at December 31, 2011. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state’s risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $2.1 billion at March 31, 2012 subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $452.7 million subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $135.0 million at March 31, 2012. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. There were $10 million of dividends paid by the Bank to the Company in the three months ended March 31, 2012. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to fund its quarterly cash dividend distributions to common shareholders and meet its ongoing cash obligations, which consist principally of debt service on the $230.1 million (issued amount) of outstanding junior subordinated debentures. As of March 31, 2012, the Company did not have any borrowing arrangements of its own.

As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $30.8 million during the three months ended March 31, 2012. The difference between cash provided by operating activities and net income largely consisted of non-cash items including a $3.2 million provision for non-covered loan and lease losses.

Net cash of $41.0 million provided by investing activities consisted principally of proceeds from investment securities available for sale of $331.4 million, net proceeds from the FDIC indemnification asset of $12.6 million, net covered loan paydowns of $24.0 million, proceeds from the sale of covered other real estate owned of $5.0 million and proceeds from the sale of non-covered other real estate owned of $3.9 million, partially offset by $266.5 million of purchases of investment securities available for sale, net non-covered loan originations of $68.9 million and purchases of premises and equipment of $5.9 million,

Net cash of $132.2 million used by financing activities primarily consisted of $121.4 million decrease in net deposits, $7.9 million of dividends paid on common stock, and $5.0 million of common stock repurchased, partially offset by $2.0 million increase in net securities sold under agreements to repurchase.

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

OFF-BALANCE-SHEET ARRANGEMENTS

Information regarding Off-Balance-Sheet Arrangements is included in Note 9 of the Notes to Condensed Consolidated Financial Statements.

CONCENTRATIONS OF CREDIT RISK

Information regarding Concentrations of Credit Risk is included in Note 9 of the Notes to Condensed Consolidated Financial Statements.

CAPITAL RESOURCES

Shareholders’ equity at March 31, 2012 was $1.7 billion, an increase of $14.6 million from December 31, 2011. The increase in shareholders’ equity during the three months ended March 31, 2012 was principally due to net income of $25.5 million for the three month period, offset by common stock dividends of $7.9 million and stock repurchased of $5.0 million.

The following table shows Umpqua Holdings’ consolidated and Umpqua Bank’s capital adequacy ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a “well-capitalized” institution at March 31, 2012 and December 31, 2011:

(dollars in thousands)

			For Capital		To be Well
	Actual		Adequacy purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2012:
Total Capital
(to Risk Weighted Assets)
Consolidated	$1,301,504	17.29%	$602,200	8.00%	$752,750	10.00%
Umpqua Bank	$1,182,764	15.73%	$601,533	8.00%	$751,916	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$1,207,353	16.04%	$301,086	4.00%	$451,628	6.00%
Umpqua Bank	$1,088,711	14.48%	$300,749	4.00%	$451,123	6.00%
Tier I Capital
(to Average Assets)
Consolidated	$1,207,353	11.19%	$431,583	4.00%	$539,479	5.00%
Umpqua Bank	$1,088,711	10.10%	$431,173	4.00%	$538,966	5.00%
As of December 31, 2011:
Total Capital
(to Risk Weighted Assets)
Consolidated	$1,287,560	17.16%	$600,261	8.00%	$750,326	10.00%
Umpqua Bank	$1,163,611	15.53%	$599,413	8.00%	$749,267	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$1,193,740	15.91%	$300,123	4.00%	$450,185	6.00%
Umpqua Bank	$1,069,914	14.28%	$299,696	4.00%	$449,544	6.00%
Tier I Capital
(to Average Assets)
Consolidated	$1,193,740	10.91%	$437,668	4.00%	$547,085	5.00%
Umpqua Bank	$1,069,914	9.78%	$437,593	4.00%	$546,991	5.00%

The Company’s share repurchase plan, which was first approved by the Board and announced in August 2003, was amended on September 29, 2011 to increase the number of common shares available for repurchase under the plan to 15 million shares. The repurchase program will run through June 2013. As of March 31, 2012, a total of 12.3 million shares remained available for repurchase. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan. In addition, our stock plans provide that option and award holders may pay for the exercise price and tax withholdings in part or whole by tendering previously held shares.

The Company’s dividend policy considers, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth to determine the amount of dividends declared, if any, on a quarterly basis. There is no assurance that future cash dividends on common shares will be declared or increased. The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three months ended March 31, 2012 and 2011:

Cash Dividends and Payout Ratios per Common Share

	Three months ended
	March 31,
	2012	2011
Dividend declared per common share	$0.07	$0.05
Dividend payout ratio	30%	42%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of March 31, 2012 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures

Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic SEC filings. The disclosure controls and procedures were last evaluated by management as of March 31, 2012.

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

In our Form 10-Q for the period ending June 30, 2011, we initially reported on a putative stockholders derivative action filed in the U.S. District Court for the District of Oregon by Plumbers Local No. 137 Pension Fund and Laborers’ Local #231 Pension Fund naming certain of the Company’s directors, certain executive officers and PricewaterhouseCoopers LLP as defendants and the Company as nominal party. On February 23, 2012, U.S. District Judge Michael W. Mosman adopted U.S. Magistrate Judge John V. Acosta’s recommendation that the plaintiffs’ claims be dismissed in their entirety without prejudice. Following Judge Mosman’s ruling, the plaintiffs moved to voluntarily dismiss the case, and Judge Acosta entered an order on April 12, 2012, granting plaintiff’s motion for voluntary dismissal. The case is now closed.

In our Form 10-K for the period ending December 31, 2011, we initially reported on a class action lawsuit filed in U.S. District Court for the Northern District of California against the Bank by Amber Hawthorne relating to overdraft fees and check posting order. There have been no material developments in the case since it was filled.

See Note 9 of the Notes to Condensed Consolidated Financial Statements for a discussion of the Company’s involvement in litigation pertaining to Visa Inc.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I—Item 1A—Risk Factors” in our Form 10-K for the year ended December 31, 2011. These factors could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2012:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
1/1/12—1/31/12	10,425	$12.31	-	12,623,736
2/1/12—2/29/12	29,925	$13.00	355,200	12,268,536
3/1/12—3/31/12	354	$13.39	-	12,268,536

Total for quarter	40,704	$12.82	355,200

(1)	Common shares repurchased by the Company during the quarter consist of cancellation of 40,704 restricted stock awards and no restricted stock units to pay withholding taxes. During the three months ended March 31, 2012, no common shares were repurchased in connection with option exercises and 355,200 shares were repurchased pursuant to the Company’s publicly announced corporate stock repurchase plan described in (2) below.
(2)	The Company’s share repurchase plan, which was first approved by its Board of Directors and announced in August 2003, was amended on September 29, 2011 to increase the number of common shares available for repurchase under the plan to 15 million shares. The repurchase program will run through June 2013. As of March 31, 2012, a total of 12.3 million shares remained available for repurchase. The Company repurchased 2.5 million shares in 2011. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

(a)	Not Applicable

(b)	Not Applicable

Item 6.	Exhibits

The exhibits filed as part of this Report and exhibits incorporated herein by reference to other documents are listed in the Exhibit Index to this Report, which follows the signature page.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UMPQUA HOLDINGS CORPORATION
(Registrant)

Dated May 4, 2012	/s/ Raymond P. Davis
Raymond P. Davis
President and Chief Executive Officer

Dated May 4, 2012	/s/ Ronald L. Farnsworth
Ronald L. Farnsworth
Executive Vice President/ Chief Financial Officer and
Principal Financial Officer

Dated May 4, 2012	/s/ Neal T. McLaughlin
Neal T. McLaughlin
Executive Vice President/Treasurer and
Principal Accounting Officer

EXHIBIT INDEX

Exhibit

2.1	(a) Agreement and Plan of Reorganization by and among Umpqua Bank and American Perspective dated April 9, 2012.

3.1	(b) Restated Articles of Incorporation with designation of Fixed Rate Cumulative Perpetual Preferred Stock, Series A and designation of Series B Common Stock Equivalent preferred stock

3.2	(c) Bylaws, as amended

4.1	(d) Specimen Common Stock Certificate

10.1	Form of Restricted Stock Agreement issued January 27, 2012 in varying amounts, to named executive officers, Raymond Davis, Brad Copeland, Ronald Farnsworth, Cort O’ Haver and Mark Wardlow

10.2	Restricted Stock Unit Agreement issued January 27, 2012 to Raymond Davis

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS XBRL Instance Document *

101.SCH XBRL Taxonomy Extension Schema Document *

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB XBRL Taxonomy Extension Label Linkbase Document *

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document *

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.
**	Indicates compensatory plan or arrangement

(a)	Incorporated by reference to Exhibit 2.1 to Form 8-K filed April 10, 2012
(b)	Incorporated by reference to Exhibit 3.1 to Form 10-Q filed May 7, 2010
(c)	Incorporated by reference to Exhibit 3.2 to Form 8-K filed April 22, 2008
(d)	Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 (No. 333-77259) filed with the SEC on April 28, 1999