Form 10-Q
period 2012-06-30
UMPQUA HOLDINGS CORP
filed 2012-08-01
CIK 1077771

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended: June 30, 2012

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

[X]   Large accelerated filer   [    ]   Accelerated filer   [    ]   Non-accelerated filer   [  ]   Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ]   Yes   [X]   No

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practical date:

Common stock, no par value: 111,891,811 shares outstanding as of July 31, 2012

UMPQUA HOLDINGS CORPORATION

FORM 10-Q

PART I.            FINANCIAL INFORMATION

Item 1.                        Financial Statements (unaudited)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except shares)
	June 30,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$159,694	$152,265
Interest bearing deposits	503,552	445,954
Temporary investments	530	547
Total cash and cash equivalents	663,776	598,766
Investment securities
Trading, at fair value	3,301	2,309
Available for sale, at fair value	2,834,076	3,168,578
Held to maturity, at amortized cost	4,506	4,714
Loans held for sale	209,607	98,691
Non-covered loans and leases	6,104,432	5,888,098
Allowance for non-covered loan and lease losses	(83,618)	(92,968)
Net non-covered loans and leases	6,020,814	5,795,130
Covered loans and leases, net of allowance of $12,977 and $14,320	553,963	622,451
Restricted equity securities	31,712	32,581
Premises and equipment, net	154,956	152,366
Goodwill and other intangible assets, net	674,794	677,224
Mortgage servicing rights, at fair value	22,513	18,184
Non-covered other real estate owned	26,884	34,175
Covered other real estate owned	9,191	19,491
FDIC indemnification asset	68,805	91,089
Other assets	242,999	247,606
Total assets	$11,521,897	$11,563,355
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest bearing	$2,021,303	$1,913,121
Interest bearing	7,110,878	7,323,569
Total deposits	9,132,181	9,236,690
Securities sold under agreements to repurchase	149,341	124,605
Term debt	254,641	255,676
Junior subordinated debentures, at fair value	83,993	82,905
Junior subordinated debentures, at amortized cost	102,382	102,544
Other liabilities	102,523	88,522
Total liabilities	9,825,061	9,890,942
COMMITMENTS AND CONTINGENCIES (NOTE 9)
SHAREHOLDERS' EQUITY
Common stock, no par value, 200,000,000 shares authorized; issued and outstanding: 111,891,283 in 2012 and 112,164,891 in 2011	1,511,633	1,514,913
Retained earnings	154,474	123,726
Accumulated other comprehensive income	30,729	33,774
Total shareholders' equity	1,696,836	1,672,413
Total liabilities and shareholders' equity	$11,521,897	$11,563,355

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share amounts)
	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
INTEREST INCOME
Interest and fees on non-covered loans	$77,637	$79,321	$155,296	$158,054
Interest and fees on covered loans	16,935	22,226	34,278	43,773
Interest and dividends on investment securities:
Taxable	16,535	24,348	34,655	46,391
Exempt from federal income tax	2,291	2,178	4,568	4,343
Dividends	28	4	34	7
Interest on temporary investments and interest bearing deposits	168	340	405	741
Total interest income	113,594	128,417	229,236	253,309
INTEREST EXPENSE
Interest on deposits	8,169	14,698	17,014	30,364
Interest on securities sold under agreement
to repurchase and federal funds purchased	79	131	159	253
Interest on term debt	2,305	2,301	4,609	4,590
Interest on junior subordinated debentures	2,029	1,926	4,087	3,839
Total interest expense	12,582	19,056	25,869	39,046
Net interest income	101,012	109,361	203,367	214,263
PROVISION FOR NON-COVERED LOAN AND LEASE LOSSES	6,638	15,459	9,805	30,489
PROVISION FOR COVERED LOAN AND LEASE LOSSES	1,406	3,755	1,375	11,023
Net interest income after provision for loan and lease losses	92,968	90,147	192,187	172,751
NON-INTEREST INCOME
Service charges on deposit accounts	7,190	8,540	13,856	16,361
Brokerage commissions and fees	3,532	3,276	6,476	6,653
Mortgage banking revenue, net	15,641	4,807	28,723	10,082
Gain on investment securities, net:
Gain on sale of investment securities, net	1,030	5,678	1,178	5,678
Total other-than-temporary impairment losses	-	(110)	-	(110)
Portion of other-than-temporary impairment losses
transferred from other comprehensive income	-	63	-	38
Total gain on investment securities, net	1,030	5,631	1,178	5,606
Loss on junior subordinated debentures carried at fair value	(547)	(547)	(1,095)	(1,089)
Change in FDIC indemnification asset	(4,040)	(5,551)	(5,885)	(2,646)
Other income	6,120	3,471	12,910	6,245
Total non-interest income	28,926	19,627	56,163	41,212
NON-INTEREST EXPENSE
Salaries and employee benefits	49,979	43,808	97,072	88,418
Net occupancy and equipment	13,580	12,547	27,078	25,064
Communications	2,845	2,796	5,787	5,606
Marketing	1,761	1,798	2,751	2,649
Services	6,631	6,026	12,793	11,908
Supplies	644	843	1,309	1,624
FDIC assessments	1,886	2,821	3,854	6,694
Net loss on non-covered other real estate owned	889	3,844	4,076	6,677
Net loss on covered other real estate owned	169	73	2,623	1,024
Intangible amortization	1,211	1,251	2,423	2,502
Merger related expenses	153	71	253	252
Other expenses	7,188	7,329	14,613	14,990
Total non-interest expense	86,936	83,207	174,632	167,408
Income before provision for income taxes	34,958	26,567	73,718	46,555
Provision for income taxes	11,681	8,782	24,938	15,303
Net income	$23,277	$17,785	$48,780	$31,252

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)

(UNAUDITED)

(in thousands, except per share amounts)
	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$23,277	$17,785	$48,780	$31,252
Dividends and undistributed earnings
allocated to participating securities	162	86	329	148
Net earnings available to common shareholders	$23,115	$17,699	$48,451	$31,104
Earnings per common share:
Basic	$0.21	$0.15	$0.43	$0.27
Diluted	$0.21	$0.15	$0.43	$0.27
Weighted average number of common shares outstanding:
Basic	111,897	114,611	111,943	114,593
Diluted	112,078	114,785	112,120	114,796

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)
	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income	$23,277	$17,785	$48,780	$31,252
Available for sale securities:
Unrealized (losses) gains arising during the period	(6,050)	24,835	(4,029)	25,649

Reclassification adjustment for net gains realized in earnings (net of tax expense $412 and $2,271 for the three months ended June 30, 2012 and 2011, respectively, and net of tax expense of $471 and $2,271 for the six months ended June 30, 2012 and 2011, respectively)	(618)	(3,407)	(707)	(3,407)

Income tax benefit (expense) related to unrealized gains	2,420	(9,934)	1,612	(10,259)

Net change in unrealized gains	(4,248)	11,494	(3,124)	11,983

Held to maturity securities:
Unrealized losses related to factors other than credit (net of tax benefit of $35 and $30 for the three and six months ended June 30, 2011, respectively)	-	(53)	-	(45)

Reclassification adjustment for impairments realized in net income (net of tax benefit of $10 and $20 for the three and six months ended June 30, 2011, respectively)	-	15	-	30

Accretion of unrealized losses related to factors other than credit to investment securities held to maturity (net of tax benefit of $25 and $10 for the three months ended June 30, 2012 and 2011, respectively, and net of tax benefit of $53 and $27 for the six months ended June 30, 2012 and 2011, respectively)	38	15	79	41

Net change in unrealized losses related to factors other than credit	38	(23)	79	26

Other comprehensive (loss) income, net of tax	(4,210)	11,471	(3,045)	12,009

Comprehensive income	$19,067	$29,256	$45,735	$43,261

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(UNAUDITED)

(in thousands, except shares)				Accumulated
	Common Stock			Other
			Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total
BALANCE AT JANUARY 1, 2011	114,536,814	$1,540,928	$76,701	$24,945	$1,642,574
Net income			74,496		74,496
Other comprehensive income, net of tax				8,829	8,829
Comprehensive income					$83,325
Stock-based compensation		3,785			3,785
Stock repurchased and retired	(2,557,056)	(29,754)			(29,754)
Issuances of common stock under stock plans and
related net tax deficiencies	185,133	(46)			(46)
Cash dividends on common stock ($0.24 per share)			(27,471)		(27,471)
Balance at December 31, 2011	112,164,891	$1,514,913	$123,726	$33,774	$1,672,413

BALANCE AT JANUARY 1, 2012	112,164,891	$1,514,913	$123,726	$33,774	$1,672,413
Net income			48,780		48,780
Other comprehensive loss, net of tax				(3,045)	(3,045)
Comprehensive income					$45,735
Stock-based compensation		1,942			1,942
Stock repurchased and retired	(413,750)	(5,234)			(5,234)
Issuances of common stock under stock plans and
related net tax deficiencies	140,142	12			12
Cash dividends on common stock ($0.16 per share)			(18,032)		(18,032)
Balance at June 30, 2012	111,891,283	$1,511,633	$154,474	$30,729	$1,696,836

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)
	Six months ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$48,780	$31,252
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premiums, net	21,778	16,367
Gain on sale of investment securities, net	(1,178)	(5,678)
Other-than-temporary impairment on investment securities held to maturity	-	72
(Gain) loss on sale of non-covered other real estate owned	(643)	1,160
Gain on sale of covered other real estate owned	(723)	(898)
Valuation adjustment on non-covered other real estate owned	4,719	5,518
Valuation adjustment on covered other real estate owned	3,346	1,921
Provision for non-covered loan and lease losses	9,805	30,489
Provision for covered loan and lease losses	1,375	11,023
Change in FDIC indemnification asset	5,885	2,646
Depreciation, amortization and accretion	7,949	6,218
Increase in mortgage servicing rights	(6,281)	(2,407)
Change in mortgage servicing rights carried at fair value	1,952	511
Change in junior subordinated debentures carried at fair value	1,007	1,078
Stock-based compensation	1,942	1,987
Net (increase) decrease in trading account assets	(992)	502
Gain on sale of loans	(14,571)	(1,819)
Origination of loans held for sale	(786,697)	(290,058)
Proceeds from sales of loans held for sale	690,352	307,087
Excess tax benefits from the exercise of stock options	(49)	(4)
Change in other assets and liabilities:
Net decrease in other assets	1,807	5,954
Net increase in other liabilities	11,199	4,759
Net cash provided by operating activities	762	127,680

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(419,078)	(690,720)
Purchases of investment securities held to maturity	-	(1,573)
Proceeds from investment securities available for sale	727,750	441,721
Proceeds from investment securities held to maturity	363	757
Redemption of restricted equity securities	869	1,636
Net non-covered loan and lease originations	(239,262)	(136,582)
Net covered loan and lease paydowns	56,468	63,417
Proceeds from sales of loans	5,964	6,777
Proceeds from disposals of furniture and equipment	1,508	180
Purchases of premises and equipment	(12,197)	(16,877)
Net proceeds from FDIC indemnification asset	21,418	48,850
Proceeds from sales of non-covered other real estate owned	12,208	17,026
Proceeds from sales of covered other real estate owned	8,733	7,355
Net cash provided (used) by investing activities	164,744	(258,033)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

(in thousands)
	Six months ended
	June 30,
	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposit liabilities	(104,348)	(286,867)
Net increase in securities sold under agreements to repurchase	24,736	47,130
Repayment of term debt	-	(5,000)
Dividends paid on common stock	(15,777)	(11,506)
Excess tax benefits from stock based compensation	49	4
Proceeds from stock options exercised	78	309
Retirement of common stock	(5,234)	(1,960)
Net cash used by financing activities	(100,496)	(257,890)
Net increase (decrease) in cash and cash equivalents	65,010	(388,243)
Cash and cash equivalents, beginning of period	598,766	1,004,125
Cash and cash equivalents, end of period	$663,776	$615,882

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$27,573	$41,302
Income taxes	$13,800	$6,850

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gains on investment securities available for sale, net of taxes	$(3,124)	$11,983
Change in unrealized losses on investment securities held to maturity
related to factors other than credit, net of taxes	$79	$26
Cash dividend declared on common stock and payable after period-end	$10,139	$5,754
Transfer of non-covered loans to non-covered other real estate owned	$8,993	$25,322
Transfer of covered loans to covered other real estate owned	$1,346	$8,668
Transfer of covered loans to non-covered loans	$9,299	$4,114
Transfer from FDIC indemnification asset to due from FDIC and other	$16,399	$26,839
Receivable from sales of covered other real estate owned	$290	$-

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

In preparing these financial statements, the Company has evaluated events and transactions subsequent to June 30, 2012 for potential recognition or disclosure. In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period.  Certain reclassifications of prior period amounts have been made to conform to current classifications.

Note 2 – Investment Securities

The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at June 30, 2012 and December 31, 2011:

June 30, 2012
(in thousands)
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$45,533	$586	$(1)	$46,118
Obligations of states and political subdivisions	247,272	17,476	(239)	264,509
Residential mortgage-backed securities and
collateralized mortgage obligations	2,487,588	38,671	(5,048)	2,521,211
Other debt securities	149	-	(5)	144
Investments in mutual funds and
other equity securities	1,959	135	-	2,094
	$2,782,501	$56,868	$(5,293)	$2,834,076

HELD TO MATURITY:
Obligations of states and political subdivisions	$1,280	$3	$-	$1,283
Residential mortgage-backed securities and
collateralized mortgage obligations	3,226	5	(68)	3,163
	$4,506	$8	$(68)	$4,446

December 31, 2011
(in thousands)
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$117,232	$1,234	$(1)	$118,465
Obligations of states and political subdivisions	237,302	16,264	(13)	253,553
Residential mortgage-backed securities and
collateralized mortgage obligations	2,755,153	43,152	(3,950)	2,794,355
Other debt securities	151	-	(17)	134
Investments in mutual funds and
other equity securities	1,959	112	-	2,071
	$3,111,797	$60,762	$(3,981)	$3,168,578

HELD TO MATURITY:
Obligations of states and political subdivisions	$1,335	$2	$-	$1,337
Residential mortgage-backed securities and
collateralized mortgage obligations	3,379	120	(77)	3,422
	$4,714	$122	$(77)	$4,759

Investment securities that were in an unrealized loss position as of June 30, 2012 and December 31, 2011 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

June 30, 2012
(in thousands)
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$-	$-	$72	$1	$72	$1
Obligations of states and political subdivisions	13,225	239	-	-	13,225	239
Residential mortgage-backed securities and
collateralized mortgage obligations	650,817	4,364	46,670	684	697,487	5,048
Other debt securities	-	-	144	5	144	5
Total temporarily impaired securities	$664,042	$4,603	$46,886	$690	$710,928	$5,293

HELD TO MATURITY:
Residential mortgage-backed securities and
collateralized mortgage obligations	$-	$-	$1,531	$68	$1,531	$68
Total temporarily impaired securities	$-	$-	$1,531	$68	$1,531	$68

Unrealized losses on the impaired held to maturity collateralized mortgage obligations include the unrealized losses related to factors other than credit that are included in other comprehensive income.

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

The unrealized losses on obligations of political subdivisions were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities. Management monitors published credit ratings of these securities and no adverse ratings changes have occurred since the date of purchase of obligations of political subdivisions which are in an unrealized loss position as of June 30, 2012. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

All of the available for sale residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at June 30, 2012 are issued or guaranteed by governmental agencies. The unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

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

The following table presents the maturities of investment securities at June 30, 2012:

(in thousands)
	Available For Sale		Held To Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
AMOUNTS MATURING IN:
Three months or less	$41,701	$42,031	$-	$-
Over three months through twelve months	363,905	367,679	595	597
After one year through five years	1,749,176	1,784,023	880	854
After five years through ten years	565,350	575,258	807	771
After ten years	60,410	62,992	2,224	2,224
Other investment securities	1,959	2,093	-	-
	$2,782,501	$2,834,076	$4,506	$4,446

The amortized cost and fair value of collateralized mortgage obligations and mortgage-backed securities are presented by expected average life, rather than contractual maturity, in the preceding table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay underlying loans without prepayment penalties.

The following table presents the gross realized gains and gross realized losses on the sale of securities available for sale for the three and six months ended June 30, 2012 and 2011:

(in thousands)
	Three months ended		Three months ended
	June 30, 2012		June 30, 2011
	Gains	Losses	Gains	Losses
U.S. Treasury and agencies	$-	$-	$-	$-
Obligations of states and political subdivisions	-	-	7	-
Residential mortgage-backed securities and
collateralized mortgage obligations	1,484	454	6,475	804
Other debt securities	-	-	-	-
	$1,484	$454	$6,482	$804

(in thousands)
	Six months ended		Six months ended
	June 30, 2012		June 30, 2011
	Gains	Losses	Gains	Losses
U.S. Treasury and agencies	$371	$-	$-	$-
Obligations of states and political subdivisions	2	1	7	-
Residential mortgage-backed securities and
collateralized mortgage obligations	1,484	683	6,475	804
Other debt securities	5	-	-	-
	$1,862	$684	$6,482	$804

The following table presents, as of June 30, 2012, investment securities which were pledged to secure borrowings and public deposits as permitted or required by law:

(in thousands)
	Amortized	Fair
	Cost	Value
To Federal Home Loan Bank to secure borrowings	$109,220	$112,430
To state and local governments to secure public deposits	853,106	873,849
Other securities pledged principally to secure repurchase agreements	203,460	205,253
Total pledged securities	$1,165,786	$1,191,532

Note 3 – Non-Covered Loans and Leases

The following table presents the major types of non-covered loans recorded in the balance sheets as of June 30, 2012 and December 31, 2011:

(in thousands)
	June 30,	December 31,
	2012	2011
Commercial real estate
Term & multifamily	$3,660,071	$3,558,295
Construction & development	171,982	165,066
Residential development	70,066	90,073
Commercial
Term	707,784	625,766
LOC & other	835,148	832,999
Residential
Mortgage	375,302	315,927
Home equity loans & lines	263,941	272,192
Consumer & other	32,436	38,860
Total	6,116,730	5,899,178
Deferred loan fees, net	(12,298)	(11,080)
Total	$6,104,432	$5,888,098

As of June 30, 2012, loans totaling $5.3 billion were pledged to secure borrowings and available lines of credit.

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

Specific Allowance

Regular credit reviews of the portfolio also identify loans that are considered potentially impaired. Potentially impaired loans are referred to the ALLL Committee which reviews and approves designated loans as impaired. A loan is considered impaired, when based on current information and events, we determine that we will probably not be able to collect all amounts due according to the loan contract, including scheduled interest payments. When we identify a loan as impaired, we measure the impairment using discounted cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of the collateral, less selling costs, instead of discounted cash flows. If we determine that the value of the impaired loan is less than the recorded investment in the loan, we either recognize an impairment reserve as a Specific Allowance to be provided for in the allowance for loan and lease losses or charge-off the impaired balance on collateral dependent loans if it is determined that such amount represents a confirmed loss.  Loans determined to be impaired with a specific allowance are excluded from the formula allowance so as not to double-count the loss exposure. The non-accrual impaired loans as of period end have already been partially charged off to their estimated net realizable value, and are expected to be resolved over the coming quarters with no additional material loss, absent further decline in market prices.

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

Management believes that the ALLL was adequate as of June 30, 2012. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 79% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses. The U.S. recession, the housing market downturn, and declining real estate values in our markets have negatively impacted aspects of our loan portfolio. A continued deterioration in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan and lease losses.

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

Activity in the Non-Covered Allowance for Loan and Lease Losses

The following table summarizes activity related to the allowance for non-covered loan and lease losses by non-covered loan portfolio segment for the three and six months ended June 30, 2012 and 2011, respectively:

(in thousands)
	Three Months Ended June 30, 2012
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Unallocated	Total
Balance, beginning of period	$58,026	$17,886	$6,106	$862	$3,790	$86,670
Charge-offs	(7,342)	(3,115)	(925)	(220)	-	(11,602)
Recoveries	352	1,388	72	100	-	1,912
Provision	5,305	3,428	1,399	296	(3,790)	6,638
Balance, end of period	$56,341	$19,587	$6,652	$1,038	$-	$83,618

(in thousands)
	Three Months Ended June 30, 2011
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Unallocated	Total
Balance, beginning of period	$63,528	$20,798	$5,626	$856	$7,025	$97,833
Charge-offs	(12,883)	(3,179)	(2,195)	(354)	-	(18,611)
Recoveries	2,208	695	100	111	-	3,114
Provision	9,129	5,436	1,623	255	(984)	15,459
Balance, end of period	$61,982	$23,750	$5,154	$868	$6,041	$97,795

(in thousands)
	Six Months Ended June 30, 2012
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Unallocated	Total
Balance, beginning of period	$59,574	$20,485	$7,625	$867	$4,417	$92,968
Charge-offs	(13,114)	(6,958)	(3,513)	(708)	-	(24,293)
Recoveries	1,307	3,448	167	216	-	5,138
Provision	8,574	2,612	2,373	663	(4,417)	9,805
Balance, end of period	$56,341	$19,587	$6,652	$1,038	$-	$83,618

(in thousands)
	Six Months Ended June 30, 2011
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Unallocated	Total
Balance, beginning of period	$64,405	$22,146	$5,926	$803	$8,641	$101,921
Charge-offs	(24,314)	(11,355)	(2,929)	(888)	-	(39,486)
Recoveries	3,453	1,091	121	206	-	4,871
Provision	18,438	11,868	2,036	747	(2,600)	30,489
Balance, end of period	$61,982	$23,750	$5,154	$868	$6,041	$97,795

The following table presents the allowance and recorded investment in non-covered loans by portfolio segment and balances individually or collectively evaluated for impairment as of June 30, 2012 and 2011, respectively:

(in thousands)
	June 30, 2012
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Unallocated	Total
Allowance for non-covered loans and leases:
Collectively evaluated for impairment	$55,868	$19,587	$6,649	$1,038	$-	$83,142
Individually evaluated for impairment	473	-	3	-	-	476
Total	$56,341	$19,587	$6,652	$1,038	$-	$83,618

Non-covered loans and leases:
Collectively evaluated for impairment	$3,782,259	$1,523,403	$638,324	$32,436		$5,976,422
Individually evaluated for impairment	119,860	19,529	919	-		140,308
Total	$3,902,119	$1,542,932	$639,243	$32,436		$6,116,730

(in thousands)
	June 30, 2011
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Unallocated	Total
Allowance for non-covered loans and leases:
Collectively evaluated for impairment	$59,277	$20,812	$5,136	$868	$6,041	$92,134
Individually evaluated for impairment	2,705	2,938	18	-	-	5,661
Total	$61,982	$23,750	$5,154	$868	$6,041	$97,795

Non-covered loans and leases:
Collectively evaluated for impairment	$3,663,034	$1,330,749	$522,309	$34,584		$5,550,676
Individually evaluated for impairment	166,464	29,921	178	-		196,563
Total	$3,829,498	$1,360,670	$522,487	$34,584		$5,747,239

The gross non-covered loan and lease balance excludes deferred loans fees of $12.3 million at June 30, 2012 and $11.7 million at June 30, 2011.

Summary of Reserve for Unfunded Commitments Activity

The following table presents a summary of activity in the reserve for unfunded commitments (“RUC”) and unfunded commitments for the three and six months ended June 30, 2012 and 2011, respectively:

(in thousands)
	Three Months Ended June 30, 2012
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$97	$778	$163	$64	$1,102
Net change to other expense	10	12	(1)	3	24
Balance, end of period	$107	$790	$162	$67	$1,126

	Three Months Ended June 30, 2011
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$76	$621	$162	$52	$911
Net change to other expense	(15)	84	7	1	77
Balance, end of period	$61	$705	$169	$53	$988

	Six Months Ended June 30, 2012
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$59	$633	$185	$63	$940
Net change to other expense	48	157	(23)	4	186
Balance, end of period	$107	$790	$162	$67	$1,126

	Six Months Ended June 30, 2011
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$33	$575	$158	$52	$818
Net change to other expense	28	130	11	1	170
Balance, end of period	$61	$705	$169	$53	$988

	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Unfunded loan commitments:
June 30, 2012	$118,624	$896,662	$251,031	$52,768	$1,319,085
June 30, 2011	$61,478	$674,210	$226,790	$45,483	$1,007,961

Non-covered loans sold

In the course of managing the loan portfolio, at certain times, management may decide to sell loans prior to resolution.  The following table summarizes loans sold by loan portfolio during the three and six months ended June 30, 2012 and 2011, respectively:

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Commercial real estate
Term & multifamily	$1,289	$1,385	$4,940	$3,884
Residential development	-	-	-	2
Commercial
Term	-	-	-	151
LOC & other	55	-	832	2,740
Residential
Mortgage	192	-	192	-
Home equity loans & lines	-	-	-	-
Consumer & Other	-	-	-	-
Total	$1,536	$1,385	$5,964	$6,777

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

A loan is considered impaired when, based on current information and events, we determine it is probable that we will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. Generally, when non-covered loans are identified as impaired, they are moved to our Special Assets Division. When we identify a loan as impaired, we measure the loan for potential impairment using discounted cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral.  In these cases, we use the current fair value of collateral, less selling costs.  The starting point for determining the fair value of collateral is through obtaining external appraisals.  Generally, external appraisals are updated every six to nine months.  We obtain appraisals from a pre-approved list of independent, third party, local appraisal firms.  Approval and addition to the list is based on experience, reputation, character, consistency and knowledge of the respective real estate market. At a minimum, it is ascertained that the appraiser is: (a) currently licensed in the state in which the property is located, (b) is experienced in the appraisal of properties similar to the property being appraised, (c) is actively engaged in the appraisal work, (d) has knowledge of current real estate market conditions and financing trends, (e) is reputable, and (f) is not on Freddie Mac’s or the Bank’s Exclusionary List of appraisers and brokers. In certain cases appraisals will be reviewed by our Real Estate Valuation Services Group to ensure the quality of the appraisal and the expertise and independence of the appraiser. Upon receipt and review, an external appraisal is utilized to measure a loan for potential impairment.  Our impairment analysis documents the date of the appraisal used in the analysis, whether the officer preparing the report deems it current, and, if not, allows for internal valuation adjustments with justification.  Typical justified adjustments might include discounts for continued market deterioration subsequent to appraisal date, adjustments for the release of collateral contemplated in the appraisal, or the value of other collateral or consideration not contemplated in the appraisal. An appraisal over one year old in most cases will be considered stale dated and an updated or new appraisal will be required.  Any adjustments from appraised value to net realizable value are detailed and justified in the impairment analysis, which is reviewed and approved by senior credit quality officers and the Company's Allowance for Loan and Lease Losses (“ALLL”) Committee. Although an external appraisal is the primary source to value collateral dependent loans, we may also utilize values obtained through purchase and sale agreements, negotiated short sales, broker price opinions, or the sales price of the note.  These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. Impairment analyses are updated, reviewed and approved on a quarterly basis at or near the end of each reporting period. Appraisals or other alternative sources of value received subsequent to the reporting period, but prior to our filing of periodic reports, are considered and evaluated to ensure our periodic filings are materially correct and not misleading.  Based on these processes, we do not believe there are significant time lapses for the recognition of additional loan loss provisions or charge-offs from the date they become known.

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

The Company has written down impaired, non-accrual loans as of June 30, 2012 to their estimated net realizable value, generally based on disposition value, and expects resolution with no additional material loss, absent further decline in market prices.

Non-Covered Non-Accrual Loans and Loans Past Due

The following table summarizes our non-covered non-accrual loans and loans past due by loan class as of June 30, 2012 and December 31, 2011:

(in thousands)
	June 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing	Total Past Due	Nonaccrual	Current	Total Non-covered Loans and Leases
Commercial real estate
Term & multifamily	$10,123	$1,873	$4,268	$16,264	$47,082	$3,596,725	$3,660,071
Construction & development	-	-	-	-	5,636	166,346	171,982
Residential development	1,351	-	-	1,351	12,689	56,026	70,066
Commercial
Term	1,230	2,856	-	4,086	8,029	695,669	707,784
LOC & other	272	1,598	-	1,870	7,669	825,609	835,148
Residential
Mortgage	1,914	1,900	1,813	5,627	-	369,675	375,302
Home equity loans & lines	544	264	1,276	2,084	792	261,065	263,941
Consumer & other	129	168	716	1,013	-	31,423	32,436
Total	$15,563	$8,659	$8,073	$32,295	$81,897	$6,002,538	$6,116,730
Deferred loan fees, net							(12,298)
Total							$6,104,432

(in thousands)
	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing	Total Past Due	Nonaccrual	Current	Total Non-covered Loans and Leases
Commercial real estate
Term & multifamily	$7,319	$11,184	$-	$18,503	$44,486	$3,495,306	$3,558,295
Construction & development	-	662	575	1,237	3,348	160,481	165,066
Residential development	4,171	-	-	4,171	15,836	70,066	90,073
Commercial
Term	2,075	738	1,179	3,992	8,120	613,654	625,766
LOC & other	5,435	1,697	1,397	8,529	8,772	815,698	832,999
Residential
Mortgage	215	965	4,343	5,523	-	310,404	315,927
Home equity loans & lines	492	191	2,648	3,331	-	268,861	272,192
Consumer & other	67	16	679	762	-	38,098	38,860
Total	$19,774	$15,453	$10,821	$46,048	$80,562	$5,772,568	$5,899,178
Deferred loan fees, net							(11,080)
Total							$5,888,098

Non-Covered Impaired Loans

The following table summarizes our non-covered impaired loans by loan class as of June 30, 2012 and December 31, 2011:

(in thousands)
	June 30, 2012
	Unpaid
	Principal	Recorded	Related
	Balance	Investment	Allowance
With no related allowance recorded:
Commercial real estate
Term & multifamily	$56,564	$47,200	$-
Construction & development	18,675	17,332	-
Residential development	22,499	17,937	-
Commercial
Term	15,757	11,861	-
LOC & other	13,386	7,668	-
Residential
Mortgage	-	-	-
Home equity loans & lines	1,500	792	-
Consumer & other	-	-	-

With an allowance recorded:
Commercial real estate
Term & multifamily	20,613	20,613	385
Construction & development	3,762	2,742	9
Residential development	14,036	14,036	79
Commercial
Term	-	-	-
LOC & other	-	-	-
Residential
Mortgage	-	-	-
Home equity loans & lines	127	127	3
Consumer & other	-	-	-

Total:
Commercial real estate	136,149	119,860	473
Commercial	29,143	19,529	-
Residential	1,627	919	3
Consumer & other	-	-	-
Total	$166,919	$140,308	$476

(in thousands)
	December 31, 2011
	Unpaid
	Principal	Recorded	Related
	Balance	Investment	Allowance
With no related allowance recorded:
Commercial real estate
Term & multifamily	$54,673	$44,486	$-
Construction & development	22,553	20,602	-
Residential development	30,575	23,473	-
Commercial
Term	14,205	11,311	-
LOC & other	23,132	8,772	-
Residential
Mortgage	-	-	-
Home equity loans & lines	-	-	-
Consumer & other	-	-	-

With an allowance recorded:
Commercial real estate
Term & multifamily	22,611	22,612	680
Construction & development	3,762	2,742	27
Residential development	26,326	26,326	464
Commercial
Term	1,851	1,851	608
LOC & other	3,975	3,975	2,000
Residential
Mortgage	-	-	-
Home equity loans & lines	129	129	4
Consumer & other	-	-	-

Total:
Commercial real estate	160,500	140,241	1,171
Commercial	43,163	25,909	2,608
Residential	129	129	4
Consumer & other	-	-	-
Total	$203,792	$166,279	$3,783

Loans with no related allowance reported generally represent non-accrual loans. The Company recognizes the charge-off of impairment reserves on impaired loans in the period it arises for collateral dependent loans.  Therefore, the non-accrual loans as of June 30, 2012 have already been written-down to their estimated net realizable value, based on disposition value, and are expected to be resolved with no additional material loss, absent further decline in market prices.  The valuation allowance on impaired loans primarily represents the impairment reserves on performing restructured loans, and is measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value.

At June 30, 2012 and December 31, 2011, impaired loans of  $54.8 million and $80.6 million were classified as accruing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The restructured loans on accrual status represent the only impaired loans accruing interest at each respective date.  In order for a restructured loan to be considered for accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Company had no obligation to lend additional funds on the restructured loans as of June 30, 2012.

The following table summarizes our average recorded investment and interest income recognized on impaired non-covered loans by loan class for the three and six months ended June 30, 2012 and 2011:

(in thousands)
	For the three months ended		For the three months ended
	June 30, 2012		June 30, 2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial real estate
Term & multifamily	$46,449	$-	$54,086	$-
Construction & development	18,302	-	21,063	-
Residential development	18,232	-	37,841	-
Commercial
Term	12,888	-	8,307	-
LOC & other	8,668	-	17,978	-
Residential
Mortgage	-	-	-	-
Home equity loans & lines	396	-	-	-
Consumer & other	-	-	-	-

With an allowance recorded:
Commercial real estate
Term & multifamily	21,915	216	15,733	233
Construction & development	2,742	171	8,905	266
Residential development	16,026	200	32,943	320
Commercial
Term	-	47	202	11
LOC & other	-	-	2,857	-
Residential
Mortgage	-	-	178	1
Home equity loans & lines	128	3	-	-
Consumer & other	-	-	-	-

Total:
Commercial real estate	123,666	587	170,571	819
Commercial	21,556	47	29,344	11
Residential	524	3	178	1
Consumer & other	-	-	-	-
Total	$145,746	$637	$200,093	$831

(in thousands)
	For the six months ended		For the six months ended
	June 30, 2012		June 30, 2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial real estate
Term & multifamily	$45,795	$-	$54,725	$-
Construction & development	19,069	-	23,238	-
Residential development	19,979	-	37,762	-
Commercial
Term	12,362	-	8,678	-
LOC & other	8,703	-	24,724	-
Residential
Mortgage	-	-	-	-
Home equity loans & lines	264	-	-	-
Consumer & other	-	-	-	-

With an allowance recorded:
Commercial real estate
Term & multifamily	22,147	434	19,995	424
Construction & development	2,742	344	6,506	338
Residential development	19,459	401	40,165	670
Commercial
Term	617	94	268	23
LOC & other	1,325	-	2,532	-
Residential
Mortgage	-	-	1,369	3
Home equity loans & lines	128	3	7	-
Consumer & other	-	-	-	-

Total:
Commercial real estate	129,191	1,179	182,391	1,432
Commercial	23,007	94	36,202	23
Residential	392	3	1,376	3
Consumer & other	-	-	-	-
Total	$152,590	$1,276	$219,969	$1,458

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

The following table summarizes our internal risk rating by loan class for the non-covered loan portfolio as of June 30, 2012 and December 31, 2011:

(in thousands)

	June 30, 2012
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Impaired	Total
Commercial real estate
Term & multifamily	$3,200,357	$251,936	$139,965	$-	$-	$67,813	$3,660,071
Construction & development	128,721	17,030	6,157	-	-	20,074	171,982
Residential development	24,671	7,485	5,937	-	-	31,973	70,066
Commercial
Term	629,423	48,074	18,426	-	-	11,861	707,784
LOC & other	783,362	28,982	15,136	-	-	7,668	835,148
Residential
Mortgage	369,497	3,815	-	-	1,990	-	375,302
Home equity loans & lines	260,939	808	51	-	1,224	919	263,941
Consumer & other	31,424	296	180	-	536	-	32,436
Total	$5,428,394	$358,426	$185,852	$-	$3,750	$140,308	$6,116,730
Deferred loan fees, net							(12,298)
Total							$6,104,432

(in thousands)
	December 31, 2011
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Impaired	Total
Commercial real estate
Term & multifamily	$3,068,803	$275,475	$146,919	$-	$-	$67,098	$3,558,295
Construction & development	109,434	19,946	12,342	-	-	23,344	165,066
Residential development	24,801	6,740	8,733	-	-	49,799	90,073
Commercial
Term	586,365	16,631	9,608	-	-	13,162	625,766
LOC & other	775,495	22,051	22,706	-	-	12,747	832,999
Residential
Mortgage	309,478	2,106	296	-	4,047	-	315,927
Home equity loans & lines	268,731	683	773	-	1,876	129	272,192
Consumer & other	38,098	82	254	-	426	-	38,860
Total	$5,181,205	$343,714	$201,631	$-	$6,349	$166,279	$5,899,178
Deferred loan fees, net							(11,080)
Total							$5,888,098

The percentage of non-covered impaired loans classified as watch,  special mention, and substandard was 2.3%, 2.1%, and 95.6%, respectively, as of June 30, 2012. The percentage of non-covered impaired loans classified as special mention, substandard, and loss was 3.8%, 96.0%, and 0.2%, respectively, as of December 31, 2011.

Troubled Debt Restructurings

At June 30, 2012 and December 31, 2011,  impaired loans of $54.8 million and $80.6 million were classified as accruing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The restructured loans on accrual status represent the only impaired loans accruing interest. In order for a restructured loan to be considered for accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. Impaired restructured loans carry a specific allowance and the allowance on impaired restructured loans is calculated consistently across the portfolios.

As a result of adopting the amendments in Accounting Standards Update No. 2011-02 on January 1, 2011, the Company reassessed all restructurings that occurred on or after the beginning of January 1, 2011 for identification as troubled debt restructurings. The Company identified as troubled debt restructurings certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology. Upon identifying those receivables as troubled debt restructurings, the Company identified them as impaired under the guidance in Section 310-10-35. The amendments in Accounting Standards Update No. 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as impaired. At the end of June 30, 2012 and December 31, 2011, the recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under Section 310-10-35 was $0.4 million and $5.4 million,  respectively and there was no allowance for credit losses associated with those receivables, on the basis of a current evaluation of loss, respectively.    In evaluating concessions made during the year, the Company frequently obtained adequate compensation for concessions made. Adequate compensation includes any or a combination of additional collateral or guarantor(s), pre-funded payment reserves, shortened amortization, principal paydown and adjustment to or above current market interest rate. As a result, few loans qualified as troubled debt restructuring under the new definitions outlined in Section 310-10-35.

There were no available commitments for troubled debt restructurings outstanding as of June 30, 2012 and there were $205,000 as of December 31, 2011.

The following tables present troubled debt restructurings by accrual versus non-accrual status and by loan class as of June 30, 2012 and December 31, 2011:

(in thousands)
	June 30, 2012
	Accrual	Non-Accrual	Total
	Status	Status	Modifications
Commercial real estate
Term & multifamily	$20,732	$20,349	$41,081
Construction & development	14,438	3,549	17,987
Residential development	18,873	10,943	29,816
Commercial
Term	672	2,782	3,454
LOC & other	-	3,601	3,601
Residential
Mortgage	-	-	-
Home equity loans & lines	127	-	127
Consumer & other	-	-	-
Total	$54,842	$41,224	$96,066

(in thousands)
	December 31, 2011
	Accrual	Non-Accrual	Total
	Status	Status	Modifications
Commercial real estate
Term & multifamily	$22,611	$21,951	$44,562
Construction & development	19,996	921	20,917
Residential development	33,964	11,969	45,933
Commercial
Term	3,863	1,762	5,625
LOC & other	-	6,973	6,973
Residential
Mortgage	-	-	-
Home equity loans & lines	129	-	129
Consumer & other	-	-	-
Total	$80,563	$43,576	$124,139

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

The following tables present newly non-covered restructured loans that occurred during the three and six months ended June 30, 2012 and 2011, respectively:

(in thousands)
Three months ended June 30, 2012
	Rate	Term	Interest Only	Payment	Combination	Total
	Modifications	Modifications	Modifications	Modifications	Modifications	Modifications
Commercial real estate
Term & multifamily	$-	$-	$-	$-	$-	$-
Construction & development	-	-	-	-	-	-
Residential development	-	-	-	-	-	-
Commercial
Term	-	-	-	-	-	-
LOC & other	-	-	-	-	-	-
Residential
Mortgage	-	-	-	-	-	-
Home equity loans & lines	-	-	-	-	-	-
Consumer & other	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-

(in thousands)
	Three months ended June 30, 2011
	Rate	Term	Interest Only	Payment	Combination	Total
	Modifications	Modifications	Modifications	Modifications	Modifications	Modifications
Commercial real estate
Term & multifamily	$-	$-	$-	$-	$13,630	$13,630
Construction & development	-	-	-	-	23,378	23,378
Residential development	279	-	-	-	6,380	6,659
Commercial
Term	-	-	-	-	-	-
LOC & other	-	-	-	-	3,106	3,106
Residential
Mortgage	-	-	-	-	-	-
Home equity loans & lines	-	130	-	-	-	130
Consumer & other	-	-	-	-	-	-
Total	$279	$130	$-	$-	$46,494	$46,903

(in thousands)
Six months ended June 30, 2012
	Rate	Term	Interest Only	Payment	Combination	Total
	Modifications	Modifications	Modifications	Modifications	Modifications	Modifications
Commercial real estate
Term & multifamily	$-	$-	$-	$-	$803	$803
Construction & development	-	-	-	-	-	-
Residential development	-	-	-	-	-	-
Commercial
Term	-	-	-	-	-	-
LOC & other	-	-	-	-	-	-
Residential
Mortgage	-	-	-	-	-	-
Home equity loans & lines	-	-	-	-	-	-
Consumer & other	-	-	-	-	-	-
Total	$-	$-	$-	$-	$803	$803

(in thousands)
	Six months ended June 30, 2011
	Rate	Term	Interest Only	Payment	Combination	Total
	Modifications	Modifications	Modifications	Modifications	Modifications	Modifications
Commercial real estate
Term & multifamily	$-	$-	$-	$-	$16,323	$16,323
Construction & development	-	-	-	-	23,378	23,378
Residential development	279	-	-	-	8,147	8,426
Commercial
Term	-	-	-	70	70	140
LOC & other	-	-	-	-	3,106	3,106
Residential
Mortgage	-	-	-	-	-	-
Home equity loans & lines	-	130	-	-	-	130
Consumer & other	-	-	-	-	-	-
Total	$279	$130	$-	$70	$51,024	$51,503

For the periods presented in the tables above, the outstanding recorded investment was the same pre and post modification.

The following tables represent financing receivables modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the three and six months ended June 30, 2012 and 2011, respectively:

(in thousands)
	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Commercial real estate
Term & multifamily	$-	$-	$217	$9,446
Construction & development	-	-	-	-
Residential development	633	1,767	633	1,767
Commercial
Term	-	70	-	70
LOC & other	-	-	26	-
Residential
Mortgage	-	-	-	-
Home equity loans & lines	-	-	-	-
Consumer & other	-	-	-	-
Total	$633	$1,837	$876	$11,283

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

Covered Loans

The following table presents the major types of covered loans as of June 30, 2012 and December 31, 2011:

(in thousands)

	June 30, 2012
	Evergreen	Rainier	Nevada Security	Total
Commercial real estate
Term & multifamily	$88,007	$222,962	$115,024	$425,993
Construction & development	5,315	665	8,103	14,083
Residential development	5,574	239	6,800	12,613
Commercial
Term	12,140	3,694	14,897	30,731
LOC & other	5,646	9,974	4,997	20,617
Residential
Mortgage	4,348	24,079	1,842	30,269
Home equity loans & lines	3,741	18,996	3,123	25,860
Consumer & other	2,009	4,726	39	6,774
Total	$126,780	$285,335	$154,825	$566,940
Allowance for covered loans				(12,977)
Total				$553,963

	December 31, 2011
	Evergreen	Rainier	Nevada Security	Total
Commercial real estate
Term & multifamily	$99,346	$248,206	$126,502	$474,054
Construction & development	7,241	711	6,868	14,820
Residential development	7,809	227	9,727	17,763
Commercial
Term	14,911	5,807	13,432	34,150
LOC & other	8,776	8,854	5,796	23,426
Residential
Mortgage	6,320	27,320	1,863	35,503
Home equity loans & lines	4,660	21,055	3,370	29,085
Consumer & other	2,394	5,541	35	7,970
Total	$151,457	$317,721	$167,593	$636,771
Allowance for covered loans				(14,320)
Total				$622,451

The outstanding contractual unpaid principal balance, excluding purchase accounting adjustments, at June 30, 2012 was $173.1 million, $353.3 million and $239.9 million, for Evergreen, Rainier, and Nevada Security, respectively, as compared to $209.5 million, $379.0 million and $260.2 million, for Evergreen, Rainier, and Nevada Security, respectively, at December 31, 2011.

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

The following table presents the changes in the accretable yield for the three and six months ended June 30, 2012 and 2011 for each respective acquired loan portfolio:

(in thousands)

	Three months ended June 30, 2012
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$53,470	$112,845	$59,801	$226,116
Accretion to interest income	(4,544)	(7,147)	(4,694)	(16,385)
Disposals	(2,585)	(4,689)	(1,149)	(8,423)
Reclassifications (to)/from nonaccretable difference	1,723	22,492	665	24,880
Balance, end of period	$48,064	$123,501	$54,623	$226,188

	Three months ended June 30, 2011
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$75,081	$155,285	$69,301	$299,667
Accretion to interest income	(7,737)	(8,144)	(5,872)	(21,753)
Disposals	(4,181)	(2,803)	(1,403)	(8,387)
Reclassifications (to)/from nonaccretable difference	4,306	(341)	6,568	10,533
Balance, end of period	$67,469	$143,997	$68,594	$280,060

	Six months ended June 30, 2012
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$56,479	$120,333	$61,021	$237,833
Accretion to interest income	(8,778)	(14,855)	(9,609)	(33,242)
Disposals	(3,682)	(8,686)	(1,419)	(13,787)
Reclassifications (to)/from nonaccretable difference	4,045	26,709	4,630	35,384
Balance, end of period	$48,064	$123,501	$54,623	$226,188

	Six months ended June 30, 2011
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$90,771	$172,615	$73,515	$336,901
Accretion to interest income	(15,313)	(16,640)	(10,948)	(42,901)
Disposals	(6,973)	(9,447)	(2,807)	(19,227)
Reclassifications (to)/from nonaccretable difference	(1,016)	(2,531)	8,834	5,287
Balance, end of period	$67,469	$143,997	$68,594	$280,060

Allowance for Covered Loan and Lease Losses

The following table summarizes activity related to the allowance for covered loan and lease losses by covered loan portfolio segment for the three and six months ended June 30, 2012 and 2011, respectively:

(in thousands)

	Three Months Ended June 30, 2012
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$8,298	$3,275	$740	$322	$12,635
Charge-offs	(1,159)	(299)	(134)	(55)	(1,647)
Recoveries	304	212	47	20	583
Provision	18	1,359	11	18	1,406
Balance, end of period	$7,461	$4,547	$664	$305	$12,977

	Three Months Ended June 30, 2011
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$5,068	$1,800	$962	$413	$8,243
Charge-offs	(1,128)	(224)	(254)	(719)	(2,325)
Recoveries	386	40	60	60	546
Provision	1,388	1,016	425	926	3,755
Balance, end of period	$5,714	$2,632	$1,193	$680	$10,219

	Six Months Ended June 30, 2012
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$8,939	$3,964	$991	$426	$14,320
Charge-offs	(2,090)	(807)	(437)	(533)	(3,867)
Recoveries	641	381	79	48	1,149
Provision	(29)	1,009	31	364	1,375
Balance, end of period	$7,461	$4,547	$664	$305	$12,977

(in thousands)

	Six Months Ended June 30, 2011
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$2,465	$176	$56	$24	$2,721
Charge-offs	(2,564)	(322)	(903)	(623)	(4,412)
Recoveries	669	78	80	60	887
Provision	5,144	2,700	1,960	1,219	11,023
Balance, end of period	$5,714	$2,632	$1,193	$680	$10,219

The following table presents the allowance and recorded investment in covered loans by portfolio segment as of June 30, 2012 and 2011:

(in thousands)

	June 30, 2012
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Allowance for covered loans and leases:
Loans acquired with deteriorated credit quality (1)	$6,926	$3,936	$619	$261	$11,742
Collectively evaluated for impairment (2)	535	611	45	44	1,235
Total	$7,461	$4,547	$664	$305	$12,977
Covered loans and leases:
Loans acquired with deteriorated credit quality (1)	$449,784	$34,690	$51,243	$4,104	$539,821
Collectively evaluated for impairment (2)	2,905	16,658	4,886	2,670	27,119
Total	$452,689	$51,348	$56,129	$6,774	$566,940

	June 30, 2011
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Allowance for covered loans and leases:
Loans acquired with deteriorated credit quality (1)	$5,303	$2,019	$1,163	$657	$9,142
Collectively evaluated for impairment (2)	411	613	30	23	1,077
Total	$5,714	$2,632	$1,193	$680	$10,219
Covered loans and leases:
Loans acquired with deteriorated credit quality (1)	$549,771	$42,352	68,291	$6,555	$666,969
Collectively evaluated for impairment (2)	1,943	23,379	4,231	2,154	31,707
Total	$551,714	$65,731	$72,522	$8,709	$698,676

(1) In accordance with ASC 310-30, the valuation allowance is netted against the carrying value of the covered loan and lease balance.

(2) The allowance on covered loan and lease losses includes an allowance on covered loan advances on acquired loans subsequent to acquisition.

The valuation allowance on covered loans was reduced by recaptured provision of $2.3 million and $3.5 million for the three and six months ended June 30, 2012, respectively, and $1.0  million and $1.1 million for the three and six months ended June 30, 2011.

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

The following table summarizes our internal risk rating grouping by covered loans, net as of June 30, 2012 and December 31, 2011:

(in thousands)

	June 30, 2012
		Special
	Pass/Watch	Mention	Substandard	Doubtful	Loss	Total
Commercial real estate
Term & multifamily	$294,889	$45,682	$63,588	$17,377	$-	$421,536
Construction & development	2,005	228	5,197	4,871	-	12,301
Residential development	152	406	8,834	1,999	-	11,391
Commercial
Term	12,645	1,715	10,702	2,075	-	27,137
LOC & other	14,950	8	4,295	411	-	19,664
Residential
Mortgage	30,073	-	-	-	-	30,073
Home equity loans & lines	25,249	-	143	-	-	25,392
Consumer & other	6,469	-	-	-	-	6,469
Total	$386,432	$48,039	$92,759	$26,733	$-	$553,963

	December 31, 2011
		Special
	Pass/Watch	Mention	Substandard	Doubtful	Loss	Total
Commercial real estate
Term & multifamily	$329,273	$58,610	$68,521	$12,343	$-	$468,747
Construction & development	1,552	1,410	6,733	3,410	-	13,105
Residential development	1,187	405	8,394	5,808	-	15,794
Commercial
Term	18,006	1,661	8,244	3,228	-	31,139
LOC & other	13,605	2,756	5,607	556	-	22,524
Residential
Mortgage	35,233	-	-	-	-	35,233
Home equity loans & lines	28,223	-	143	-	-	28,366
Consumer & other	7,543	-	-	-	-	7,543
Total	$434,622	$64,842	$97,642	$25,345	$-	$622,451

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

The following table summarizes the activity related to the covered OREO for the three and six months ended June 30, 2012 and 2011:

(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Balance, beginning of period	$12,787	$27,689	$19,491	$29,863
Additions to covered OREO	562	5,632	1,346	8,668
Dispositions of covered OREO	(3,718)	(2,503)	(8,300)	(6,457)
Valuation adjustments in the period	(440)	(665)	(3,346)	(1,921)
Balance, end of period	$9,191	$30,153	$9,191	$30,153

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

The following table summarizes the activity related to the FDIC indemnification asset for each respective acquired portfolio for the three and six months ended June 30, 2012 and 2011:

(in thousands)
	Three months ended June 30, 2012
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$24,851	$24,362	$29,204	$78,417
Change in FDIC indemnification asset	(2,251)	(2,272)	483	(4,040)
Transfers to due from FDIC and other	(299)	(1,519)	(3,754)	(5,572)
Balance, end of period	$22,301	$20,571	$25,933	$68,805

	Three months ended June 30, 2011
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$40,379	$37,875	$53,618	$131,872
Change in FDIC indemnification asset	(2,895)	(811)	(1,845)	(5,551)
Transfers to due from FDIC and other	(1,366)	(1,065)	(6,962)	(9,393)
Balance, end of period	$36,118	$35,999	$44,811	$116,928

	Six months ended June 30, 2012
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$28,547	$28,272	$34,270	$91,089
Change in FDIC indemnification asset	(4,098)	(2,917)	1,130	(5,885)
Transfers to due from FDIC and other	(2,148)	(4,784)	(9,467)	(16,399)
Balance, end of period	$22,301	$20,571	$25,933	$68,805

(in thousands)
	Six months ended June 30, 2011
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$40,606	$43,726	$62,081	$146,413
Change in FDIC indemnification asset	1,850	(4,921)	425	(2,646)
Transfers to due from FDIC and other	(6,338)	(2,806)	(17,695)	(26,839)
Balance, end of period	$36,118	$35,999	$44,811	$116,928

Note 6 – Mortgage Servicing Rights

The following table presents the changes in the Company’s mortgage servicing rights (“MSR”) for the three and six months ended June 30, 2012 and 2011:

(in thousands)
	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Balance, beginning of period	$20,210	$15,605	$18,184	$14,454
Additions for new mortgage servicing rights capitalized	3,333	1,073	6,281	2,407
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(969)	(103)	(1,063)	25
Other(2)	(61)	(225)	(889)	(536)
Balance, end of period	$22,513	$16,350	$22,513	$16,350

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our serviced loan portfolio as of June 30, 2012 and December 31, 2011 was as follows:

(dollars in thousands)
	June 30, 2012	December 31, 2011
Balance of loans serviced for others	$2,423,572	$2,009,849
MSR as a percentage of serviced loans	0.93%	0.90%

The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in mortgage banking revenue on the Condensed Consolidated Statements of Income, was $1.5 million and $2.9 million for the three and six months ended June 30, 2012, as compared to $1.1 million and $2.3 million for the three and six months ended June 30, 2011.

Key assumptions used in measuring the fair value of MSR as of June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
Constant prepayment rate	19.25%	20.39%
Discount rate	8.58%	8.60%
Weighted average life (years)	4.7	4.5

Note 7 – Non-covered Other Real Estate Owned, Net

The following table presents the changes in non-covered other real estate owned (“OREO”) for the three and six months ended June 30, 2012 and 2011:

(in thousands)
	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Balance, beginning of period	$34,306	$34,512	$34,175	$32,791
Additions to OREO	1,784	15,419	8,993	25,322
Dispositions of OREO	(8,010)	(12,134)	(11,565)	(18,186)
Valuation adjustments in the period	(1,196)	(3,388)	(4,719)	(5,518)
Balance, end of period	$26,884	$34,409	$26,884	$34,409

Note 8 – Junior Subordinated Debentures

Following is information about the Trusts as of June 30, 2012:

(dollars in thousands)
		Issued	Carrying		Effective
Trust Name	Issue Date	Amount	Value (1)	Rate (2)	Rate (3)	Maturity Date	Redemption Date
AT FAIR VALUE:
Umpqua Statutory Trust II	October 2002	$20,619	$14,322	Floating (4)	5.49%	October 2032	October 2007
Umpqua Statutory Trust III	October 2002	30,928	21,706	Floating (5)	5.58%	November 2032	November 2007
Umpqua Statutory Trust IV	December 2003	10,310	6,724	Floating (6)	5.09%	January 2034	January 2009
Umpqua Statutory Trust V	December 2003	10,310	6,707	Floating (6)	5.10%	March 2034	March 2009
Umpqua Master Trust I	August 2007	41,238	21,523	Floating (7)	3.48%	September 2037	September 2012
Umpqua Master Trust IB	September 2007	20,619	13,011	Floating (8)	5.10%	December 2037	December 2012
		134,024	83,993
AT AMORTIZED COST:
HB Capital Trust I	March 2000	5,310	6,301	10.875%	8.28%	March 2030	March 2010
Humboldt Bancorp Statutory Trust I	February 2001	5,155	5,877	10.200%	8.28%	February 2031	February 2011
Humboldt Bancorp Statutory Trust II	December 2001	10,310	11,351	Floating (9)	3.22%	December 2031	December 2006
Humboldt Bancorp Statutory Trust III	September 2003	27,836	30,540	Floating (10)	2.69%	September 2033	September 2008
CIB Capital Trust	November 2002	10,310	11,197	Floating (5)	3.21%	November 2032	November 2007
Western Sierra Statutory Trust I	July 2001	6,186	6,186	Floating (11)	4.05%	July 2031	July 2006
Western Sierra Statutory Trust II	December 2001	10,310	10,310	Floating (9)	4.07%	December 2031	December 2006
Western Sierra Statutory Trust III	September 2003	10,310	10,310	Floating (12)	3.37%	September 2033	September 2008
Western Sierra Statutory Trust IV	September 2003	10,310	10,310	Floating (12)	3.37%	September 2033	September 2008
		96,037	102,382

	Total	$230,061	$186,375

(1)

Includes purchase accounting adjustments, net of accumulated amortization, for junior subordinated debentures assumed in connection with previous mergers as well as fair value adjustments related to trusts recorded at fair value.

(2)	Contractual interest rate of junior subordinated debentures.
(3)	Effective interest rate based upon the carrying value as of June 2012.
(4)	Rate based on LIBOR plus 3.35%, adjusted quarterly.
(5)	Rate based on LIBOR plus 3.45%, adjusted quarterly.
(6)	Rate based on LIBOR plus 2.85%, adjusted quarterly.
(7)	Rate based on LIBOR plus 1.35%, adjusted quarterly.
(8)	Rate based on LIBOR plus 2.75%, adjusted quarterly.
(9)	Rate based on LIBOR plus 3.60%, adjusted quarterly.
(10)	Rate based on LIBOR plus 2.95%, adjusted quarterly.
(11)	Rate based on LIBOR plus 3.58%, adjusted quarterly.
(12)	Rate based on LIBOR plus 2.90%, adjusted quarterly.

The Trusts are reflected as junior subordinated debentures in the Condensed Consolidated Balance Sheets. The common stock issued by the Trusts is recorded in other assets in the Condensed Consolidated Balance Sheets, and totaled $6.9 million at June 30, 2012 and December 31, 2011.

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

Absent changes to the significant inputs utilized in the discounted cash flow model used to measure the fair value of these instruments at each reporting period, the cumulative discount for each junior subordinated debenture will reverse over time, ultimately returning the carrying values of these instruments to their notional values at their expected redemption dates, in a manner similar to the effective yield method as if these instruments were accounted for under the amortized cost method.  This will result in recognizing losses on junior subordinated debentures carried at fair value on a quarterly basis within non-interest income.  For the three and six months ended June 30, 2012, we recorded a loss of $547,000 and $1.1 million and for the three and six months ended June 30, 2011, we recorded a loss of $547,000 and $1.1 million resulting from the change in fair value of the junior subordinated debentures recorded at fair value. Observable activity in the junior subordinated debenture and related markets in future periods may change the effective rate used to discount these liabilities, and could result in additional fair value adjustments (gains or losses on junior subordinated debentures measured at fair value) outside the expected periodic change in fair value had the fair value assumptions remained unchanged.

As noted above, the Dodd-Frank Act limits the ability of certain bank holding companies to treat trust preferred security debt issuances as Tier 1 capital.  As the Company had less than $15 billion in assets at December 31, 2009, under the Dodd-Frank Act, the Company will be able to continue to include its existing trust preferred securities, less the common stock of the Trusts, in Tier 1 capital. However, under a recently issued notice of proposed rulemaking by federal banking regulators to revise the regulatory capital rules to incorporate certain revisions by the Basel Committee on Banking Supervision to the Basel capital framework (Basel III), the trust preferred security debt issuances would be phased out of Tier 1 capital into Tier 2 capital over a 10 year period. If the proposed rulemaking becomes effective, it is possible the Company may accelerate redemption of the existing junior subordinated debentures.  This could result in adjustments to the fair value of these instruments including the acceleration of losses on junior subordinated debentures carried at fair value within non-interest income. At June 30, 2012, the Company's restricted core capital elements were 18.0% of total core capital, net of goodwill and any associated deferred tax liability.

Note 9 – Commitments and Contingencies

Lease Commitments — The Company leases 140 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

Rent expense for the three and six months ended June 30, 2012 was $4.3 million and $8.6 million and for the three and six months ended June 30, 2011 was $4.0 million and $8.2 million.  Rent expense was offset by rent income for the three and six months ended June 30, 2012  of $304,000 and $608,000, respectively, compared to $200,000 and $472,000, respectively, in the comparable periods in 2011.

Financial Instruments with Off-Balance-Sheet Risk — The Company's financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank's business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank's commitments and contingent liabilities:

(in thousands)
As of June 30, 2012
Commitments to extend credit	$1,325,115
Commitments to extend overdrafts	$213,395
Forward sales commitments	$372,696
Commitments to originate loans held for sale	$261,900
Standby letters of credit	$59,267

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including international trade finance, commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank has not been required to perform on any financial guarantees and did not incur any losses in connection with standby letters of credit during the three and six months ended June 30, 2012 and 2011, respectively.  At June 30, 2012, approximately $26.8 million of standby letters of credit expire within one year, and $32.5 million expire thereafter. Upon issuance, the Bank recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. Fees are recognized ratably over the term of the standby letter of credit. The estimated fair value of guarantees associated with standby letters of credit was $255,000 as of June 30, 2012.

Mortgage loans sold to investors may be sold with servicing rights retained, for which the Bank makes only standard legal representations and warranties as to meeting certain underwriting and collateral documentation standards. In the past two years, the Bank has had to repurchase fewer than 20 loans due to deficiencies in underwriting or loan documentation and has not realized significant losses related to these repurchases. Management believes that any liabilities that may result from such recourse provisions are not significant.

Legal Proceedings—  The Bank owns 468,659 shares of Class B common stock of Visa Inc. which are convertible into Class A common stock at a conversion ratio of 0.4206 per Class A share. As of June 30, 2012, the value of the Class A shares was $123.60 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Bank was $24.4 million as of June 30, 2012, and has not been reflected in the accompanying financial statements. The shares of Visa Class B common stock are restricted and may not be transferred. Visa member banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares and use the proceeds to settle litigation, and thereby reducing the conversion ratio.  If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

In the ordinary course of business, various claims and lawsuits are brought by and against the Company, the Bank and Umpqua Investments. In the opinion of management, there is no pending or threatened proceeding in which an adverse decision could result in a material adverse change in the Company's consolidated financial condition or results of operations.

On July 13, 2012, Visa, Inc. announced that it had entered into a memorandum of understanding obligating it to enter into a settlement agreement to resolve the multi-district interchange litigation brought by the class plaintiffs in the matter styled In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, No. 05-MD-1720 (JG) (JO). The claims originally were brought by a class of U.S. retailers in 2005.  The proposed settlement is subject to court approval and VISA’s share of the settlement to be paid is estimated to be approximately $4.1 billion.   The effect of this proposed settlement on the value of the Bank’s Class B common stock is unknown at this time.

Concentrations of Credit Risk - The Company grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington, California, and Nevada. In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 79% of the Bank’s non-covered loan and lease portfolio at June  30, 2012 and December 31, 2011.  Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Company’s primary market areas in particular, such as has been seen with the deterioration in the residential development market since 2007, could have an adverse impact on the repayment of these loans.  Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments.  Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position.  There were no counterparty default losses on forward contracts in the three and six months ended June 30, 2012 and 2011.  Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At June 30, 2012, the Bank had commitments to originate mortgage loans held for sale totaling $261.9 million and forward sales commitments of $372.7 million.

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

Effective in the second quarter of 2011, the Bank began executing interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of June 30, 2012, the Bank had 114 interest rate swaps with an aggregate notional amount of $610.4 million related to this program.

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

As of June 30, 2012, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $17.7 million. The Bank has minimum collateral posting thresholds with certain of its derivative counterparties, and has been required to post collateral against its obligations under these agreements of $18.1 million as of June 30, 2012. If the Bank had breached any of these provisions at June 30, 2012, it could have been required to settle its obligations under the agreements at the termination value.

The fair value of the interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves. In addition, to comply with the provisions of ASC 820, the Bank incorporates credit valuation adjustments (“CVA”) to appropriately reflect nonperformance risk in the fair value measurements of its derivatives. The CVA is calculated by determining the total expected exposure of the derivatives (which incorporates both the current and potential future exposure) and then applying the counterparties’ credit spreads to the exposure. For derivatives with two-way exposure, specifically, the Bank’s interest rate swaps, the counterparty’s credit spread is applied to the Bank’s exposure to the counterparty, and the Bank’s own credit spread is applied to the counterparty’s exposure to the Bank, and the net CVA is reflected in the Bank’s derivative valuations. The total expected exposure of a derivative is derived using market-observable inputs, such as yield curves and volatilities. For the Bank’s own credit spread and for counterparties having publicly available credit information, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third party credit data provider. For counterparties without publicly available credit information, which are primarily commercial banking customers, the credit spreads over LIBOR used in the calculations are estimated by the Bank based on current market conditions, including consideration of current borrowing spreads for similar customers and transactions, review of existing collateralization or other credit enhancements, and changes in credit sector and entity-specific credit information. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Bank has considered the impact of netting and any applicable credit enhancements.

As of June 30, 2012, the net CVA decreased the settlement values of the Bank’s derivative assets by $415,000. During the three and six months ended June 30, 2012, the Bank recognized a loss of $700,000 and $116,000, and during the three and six months ended June 30, 2011, the Bank recognized a gain of $85,000, respectively related to credit valuation adjustments on nonhedge derivative instruments, which is included in noninterest income. Various factors impact changes in the CVA over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

Although the Bank has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the CVA associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2012, the Bank has assessed the significance of the impact of the CVA on the overall valuation of its derivative positions and has determined that the CVA are not significant to the overall valuation of its derivatives. As a result, the Bank has classified its derivative valuations in Level 2 of the fair value hierarchy.

Effective January 1, 2012, the Company is making an accounting policy election to use the exception commonly referred to as the “portfolio exception” with respect to measuring counterparty credit risk for its interest rate swap derivative instruments with commercial banking customers that are hedged with offsetting interest rate swaps with third parties.

The following tables summarize the types of derivatives, separately by assets and liabilities, their locations on the Condensed Consolidated Balance Sheets, and the fair values of such derivatives as of June 30, 2012 and December 31, 2011:

(in thousands)
		Asset Derivatives		Liability Derivatives
Derivatives not designated	Balance Sheet	June 30,	December 31,	June 30,	December 31,
as hedging instrument	Location	2012	2011	2012	2011
Interest rate lock commitments	Other assets/Other liabilities	$2,701	$1,752	$415	$3
Interest rate forward sales commitments	Other assets/Other liabilities	2	-	2,280	90
Interest rate swaps	Other assets/Other liabilities	17,225	6,203	17,512	6,416
Total		$19,928	$7,955	$20,207	$6,509

The following table summarizes the types of derivatives, their locations within the Condensed Consolidated Statements of Income, and the gains (losses) recorded during the three and six months ended June 30, 2012 and 2011:

(in thousands)
		Three months ended		Six months ended
Derivatives not designated	Income Statement	June 30,		June 30,
as hedging instrument	Location	2012	2011	2012	2011
Interest rate lock commitments	Mortgage banking revenue	$834	$(18)	$537	$92
Interest rate forward sales commitments	Mortgage banking revenue	(8,241)	(2,180)	(9,807)	(1,983)
Interest rate swaps	Other income	(700)	85	(116)	85
Total		$(8,107)	$(2,113)	$(9,386)	$(1,806)

Note 11 – Shareholders’ Equity

Stock-Based Compensation

The compensation cost related to stock options, restricted stock and restricted stock units (included in salaries and employee benefits) was $1.0 million and $1.9 million for the three and six months ended June 30, 2012, respectively, as compared to $868,000 and $2.0 million for the three and six months ended June 30, 2011, respectively. The total income tax benefit recognized related to stock-based compensation was $410,000 and $777,000 for the three and six months ended June 30, 2012, respectively, as compared to $347,000 and $795,000 for the three and six months ended June 30, 2011, respectively.

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

The following table summarizes information about stock option activity for the six months ended June 30, 2012:

(in thousands, except per share data)
	Six months ended June 30, 2012
			Weighted-Avg
	Options	Weighted-Avg	Remaining Contractual	Aggregate
	Outstanding	Exercise Price	Term (Years)	Intrinsic Value
Balance, beginning of period	2,151	$14.48
Exercised	(7)	$10.88
Forfeited/expired	(94)	$13.39
Balance, end of period	2,050	$14.55	5.34	$3,209
Options exercisable, end of period	1,375	$15.97	4.14	$2,118

The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of options exercised during the three and six months ended June 30, 2012 was $9,000 and $17,000, respectively, as compared to three and six months ended June 30, 2011 of $32,000 and $147,000, respectively.  During the three and six months ended June 30, 2012, the amount of cash received from the exercise of stock options was $58,000 and $78,000, respectively, as compared to the three and six months ended June 30, 2011 of $97,000 and $309,000, respectively.

The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model.  There were no stock options granted in the six months ended June 30, 2012.

The following weighted average assumptions were used for stock options granted in the six months ended June 30, 2011:

Six months ended
June 30,
2011
Dividend yield	2.79%
Expected life (years)	7.1
Expected volatility	52%
Risk-free rate	2.71%
Weighted average fair value of options on date of grant	$4.65

The Company grants restricted stock periodically as a part of the 2003 Stock Incentive Plan for the benefit of employees. Restricted shares issued prior to 2011 generally vest on an annual basis over five years. Restricted shares issued since 2011 generally vest over a three year period, subject to performance vesting conditions stated above.  The following table summarizes information about nonvested restricted share activity for the six months ended June 30, 2012:

(in thousands, except per share data)
	Six months ended June 30, 2012
	Restricted	Weighted
	Shares	Average Grant
	Outstanding	Date Fair Value
Balance, beginning of period	585	$12.98
Granted	360	$11.80
Released	(133)	$13.61
Forfeited/expired	(1)	13.83
Balance, end of period	811	$12.35

The total fair value of restricted shares vested and released during the three and six months ended June 30, 2012 was $142,000 and $1.7 million, respectively, as compared to the three and six months ended June 30, 2011 of $114,000 and $765,000, respectively.

The Company grants restricted stock units as a part of the 2007 Long Term Incentive Plan for the benefit of certain executive officers.  Restricted stock unit grants are subject to performance-based vesting as well as other approved vesting conditions.  The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the performance and service conditions set forth in the grant agreements.  The following table summarizes information about restricted stock unit activity for the six months ended June 30, 2012:

(in thousands, except per share data)
	Six months ended June 30, 2012
	Restricted	Weighted
	Stock Units	Average Grant
	Outstanding	Date Fair Value
Balance, beginning of period	219	$9.17
Granted	25	$10.39
Forfeited/expired	(114)	$8.01
Balance, end of period	130	$10.41

There were no restricted stock units vested and released during the three and six months ended June 30, 2012 and the total fair value of restricted stock units vested and released during the three and six months ended June 30, 2011 was none and $677,000, respectively.

As of June 30, 2012, there was $2.1 million of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a weighted-average period of 2.0 years.  As of June 30, 2012, there was $6.0 million of total unrecognized compensation cost related to nonvested restricted stock which is expected to be recognized over a weighted-average period of 2.4 years. As of June 30, 2012, there was $765,000 of total unrecognized compensation cost related to nonvested restricted stock units which is expected to be recognized over a weighted-average period of 1.8 years, assuming expected performance conditions are met.

For the three and six months ended June 30, 2012, the Company received income tax benefits of $60,000 and $685,000, respectively, as compared to the three and six months ended June 30, 2011 of $58,000 and $633,000 related to the exercise of non-qualified employee stock options, disqualifying dispositions on the exercise of incentive stock options, the vesting of restricted shares and the vesting of restricted stock units. In the six months ended June 30, 2012, the Company had net tax deficiencies (tax deficiency resulting from tax deductions less than the compensation cost recognized) of $45,000, respectively, compared to $251,000 for the six months ended June 30, 2011.  Only cash flows from gross excess tax benefits are classified as financing cash flows.

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

The Company recorded a reduction in its liability of $39,000 for unrecognized tax benefits relating to temporary differences settled during the second quarter of 2012. The Company had gross unrecognized tax benefits relating to California tax incentives of $511,000 recorded as of June 30, 2012.  If recognized, the unrecognized tax benefit would reduce the 2012 annual effective tax rate by 0.2%.  During the six months ended June 30, 2012, the Company recognized a benefit of $16,000 in interest reversed primarily due to the reduction of to its liability for unrecognized tax benefits during the same period.  Interest expense is reported by the Company as a component of tax expense.  As of June 30, 2012, the accrued interest related to unrecognized tax benefits is $150,000.

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

The following is a computation of basic and diluted earnings per common share for the three and six months ended June 30, 2012 and 2011:

(in thousands, except per share data)
	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
NUMERATORS:
Net income	$23,277	$17,785	$48,780	$31,252
Less:
Dividends and undistributed earnings allocated to participating securities (1)	162	86	329	148
Net earnings available to common shareholders	$23,115	$17,699	$48,451	$31,104
DENOMINATORS:
Weighted average number of common shares outstanding - basic	111,897	114,611	111,943	114,593
Effect of potentially dilutive common shares (2)	181	174	177	203
Weighted average number of common shares outstanding - diluted	112,078	114,785	112,120	114,796
EARNINGS PER COMMON SHARE:
Basic	$0.21	$0.15	$0.43	$0.27
Diluted	$0.21	$0.15	$0.43	$0.27

(1)	Represents dividends paid and undistributed earnings allocated to nonvested restricted stock awards.
(2)

Represents the effect of the assumed exercise of warrants, assumed exercise of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units, based on the treasury stock method.

The following table presents the weighted average outstanding securities that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive for the three and six months ended June 30, 2012 and 2011.

(in thousands)
	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Stock options	1,314	1,859	1,316	1,833
Non-participating, nonvested restricted shares	125	-	105	-
	1,439	1,859	1,421	1,833

Note 14 – Segment Information

The Company operates three primary segments: Community Banking, Home Lending and Wealth Management. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and retail customers in its primary market areas. As of June 30, 2012, the Community Banking segment operated 193 locations throughout Oregon, Northern California, Washington, and Nevada.

The Home Lending segment, which operates as a division of the Bank, originates, sells and services residential mortgage loans.

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

Summarized financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

Segment Information

(in thousands)
	Three Months Ended June 30, 2012
	Community	Wealth	Home
	Banking	Management	Lending	Consolidated
Interest income	$105,375	$3,351	$4,868	$113,594
Interest expense	11,687	230	665	12,582
Net interest income	93,688	3,121	4,203	101,012
Provision for non-covered loan and lease losses	6,638	-	-	6,638
Provision for covered loan and lease losses	1,406	-	-	1,406
Non-interest income	9,470	3,799	15,657	28,926
Non-interest expense	74,234	3,990	8,712	86,936
Income before income taxes	20,880	2,930	11,148	34,958
Provision for income taxes	6,169	1,053	4,459	11,681
Net income	14,711	1,877	6,689	23,277
Dividends and undistributed earnings allocated
to participating securities	162	-	-	162
Net earnings available to common shareholders	$14,549	$1,877	$6,689	$23,115

	Six Months Ended June 30, 2012
	Community	Wealth	Home
	Banking	Management	Lending	Consolidated
Interest income	$212,655	$7,469	$9,112	$229,236
Interest expense	24,108	497	1,264	25,869
Net interest income	188,547	6,972	7,848	203,367
Provision for non-covered loan and lease losses	9,805	-	-	9,805
Provision for covered loan losses	1,375	-	-	1,375
Non-interest income	20,373	6,850	28,940	56,163
Non-interest expense	150,992	7,680	15,960	174,632
Income before income taxes	46,748	6,142	20,828	73,718
Provision for income taxes	14,391	2,216	8,331	24,938
Net income	32,357	3,926	12,497	48,780
Dividends and undistributed earnings allocated
to participating securities	329	-	-	329
Net earnings available to common shareholders	$32,028	$3,926	$12,497	$48,451

	Three Months Ended June 30, 2011
	Community	Wealth	Home
	Banking	Management	Lending	Consolidated
Interest income	$121,953	$3,304	$3,160	$128,417
Interest expense	18,019	465	572	19,056
Net interest income	103,934	2,839	2,588	109,361
Provision for non-covered loan and lease losses	15,459	-	-	15,459
Provision for covered loan and lease losses	3,755	-	-	3,755
Non-interest income	11,092	3,671	4,864	19,627
Non-interest expense	74,952	3,941	4,314	83,207
Income before income taxes	20,860	2,569	3,138	26,567
Provision for income taxes	6,381	1,146	1,255	8,782
Net income	14,479	1,423	1,883	17,785
Dividends and undistributed earnings allocated
to participating securities	86	-	-	86
Net earnings available to common shareholders	$14,393	$1,423	$1,883	$17,699

(in thousands)
	Six Months Ended June 30, 2011
	Community	Wealth	Home
	Banking	Management	Lending	Consolidated
Interest income	$241,010	$5,771	$6,528	$253,309
Interest expense	36,831	1,045	1,170	39,046
Net interest income	204,179	4,726	5,358	214,263
Provision for non-covered loan and lease losses	30,489	-	-	30,489
Provision for covered loan losses	11,023	-	-	11,023
Non-interest income	23,768	7,267	10,177	41,212
Non-interest expense	150,711	8,043	8,654	167,408
Income before income taxes	35,724	3,950	6,881	46,555
Provision for income taxes	11,174	1,377	2,752	15,303
Net income	24,550	2,573	4,129	31,252
Dividends and undistributed earnings allocated
to participating securities	148	-	-	148
Net earnings available to common shareholders	$24,402	$2,573	$4,129	$31,104

(in thousands)
	June 30, 2012
	Community	Wealth	Home
	Banking	Management	Lending	Consolidated
Total assets	$10,860,852	$70,119	$590,926	$11,521,897
Total loans and leases (covered and non-covered)	$6,257,993	$55,417	$344,985	$6,658,395
Total deposits	$8,791,677	$309,454	$31,050	$9,132,181

	December 31, 2011
	Community	Wealth	Home
	Banking	Management	Lending	Consolidated
Total assets	$11,086,493	$53,044	$423,818	$11,563,355
Total loans and leases (covered and non-covered)	$6,171,368	$38,810	$300,371	$6,510,549
Total deposits	$8,830,353	$390,992	$15,345	$9,236,690

Note 15 – Fair Value Measurement

The following table presents estimated fair values of the Company’s financial instruments as of June 30, 2012 and December 31, 2011, whether or not recognized or recorded at fair value in the Condensed Consolidated Balance Sheets:

(in thousands)
	June 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
FINANCIAL ASSETS:
Cash and cash equivalents	$663,776	$663,776	$598,766	$598,766
Trading securities	3,301	3,301	2,309	2,309
Securities available for sale	2,834,076	2,834,076	3,168,578	3,168,578
Securities held to maturity	4,506	4,446	4,714	4,759
Loans held for sale	209,607	209,607	98,691	98,691
Non-covered loans and leases, net	6,020,814	5,978,971	5,795,130	5,816,714
Covered loans and leases, net	553,963	626,618	622,451	722,295
Restricted equity securities	31,712	31,712	32,581	32,581
Mortgage servicing rights	22,513	22,513	18,184	18,184
Bank owned life insurance assets	93,360	93,360	92,555	92,555
FDIC indemnification asset	68,805	24,022	91,089	47,008
Derivatives	19,928	19,928	7,955	7,955
Visa Class B common stock	-	23,151	-	19,230

FINANCIAL LIABILITIES:
Deposits	$9,132,181	$9,151,402	$9,236,690	$9,260,327
Securities sold under agreements to repurchase	149,341	149,341	124,605	124,605
Term debt	254,641	283,244	255,676	284,911
Junior subordinated debentures, at fair value	83,993	83,993	82,905	82,905
Junior subordinated debentures, at amortized cost	102,382	69,089	102,544	68,698
Derivatives	20,207	20,207	6,509	6,509

Fair Value of Assets and Liabilities Not Measured at Fair Value

The following table presents information about the level in the fair value hierarchy for the Company’s assets and liabilities that are not measured at fair value as of June 30, 2012:

(in thousands)
	Fair Value at June 30, 2012
Description	Total	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$663,776	$663,776	$-	$-
Securities held to maturity	4,446	-	-	4,446
Loans held for sale	209,607	-	209,607	-
Non-covered loans and leases, net	5,978,971	-	-	5,978,971
Covered loans and leases, net	626,618	-	-	626,618
Restricted equity securities	31,712	31,712	-	-
Bank owned life insurance assets	93,360	93,360	-	-
FDIC indemnification asset	24,022	-	-	24,022
Visa Class B common stock	23,151	-	-	23,151

Deposits
Non-maturity deposits	$6,974,796	$6,974,796	$-	$-
Deposits with stated maturities	2,176,606	-	2,176,606	-
Securities sold under agreements to repurchase	149,341	149,341	-	-
Term debt	283,244	-	283,244	-
Junior subordinated debentures, at amortized cost	69,089	-	-	69,089

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011:

(in thousands)
	Fair Value at June 30, 2012
Description	Total	Level 1	Level 2	Level 3
Trading securities
Obligations of states and political subdivisions	$950	$-	$950	$-
Equity securities	121	121	-	-
Other investments securities(1)	2,230	2,230	-	-
Available for sale securities
U.S. Treasury and agencies	46,118	-	46,118	-
Obligations of states and political subdivisions	264,509	-	264,509	-
Residential mortgage-backed securities and
collateralized mortgage obligations	2,521,211	-	2,521,211	-
Other debt securities	144	-	144	-
Investments in mutual funds and
other equity securities	2,094	-	2,094	-
Mortgage servicing rights, at fair value	22,513	-	-	22,513
Derivatives
Interest rate lock commitments	2,701	-	2,701	-
Interest rate forward sales commitments	2	-	2	-
Interest rate swaps	17,225	-	17,225	-
Total assets measured at fair value	$2,879,818	$2,351	$2,854,954	$22,513

Junior subordinated debentures, at fair value	$83,993	$-	$-	$83,993
Derivatives
Interest rate lock commitments	415	-	415	-
Interest rate forward sales commitments	2,280	-	2,280	-
Interest rate swaps	17,512	-	17,512	-
Total liabilities measured at fair value	$104,200	$-	$20,207	$83,993

(in thousands)
	Fair Value at December 31, 2011
Description	Total	Level 1	Level 2	Level 3
Trading securities
Obligations of states and political subdivisions	$296	$-	$296	$-
Equity securities	1,918	1,918	-	-
Other investments securities(1)	95	95	-	-
Available for sale securities
U.S. Treasury and agencies	118,465	-	118,465	-
Obligations of states and political subdivisions	253,553	-	253,553	-
Residential mortgage-backed securities and
collateralized mortgage obligations	2,794,355	-	2,794,355	-
Other debt securities	134	-	134	-
Investments in mutual funds and
other equity securities	2,071	-	2,071	-
Mortgage servicing rights, at fair value	18,184	-	-	18,184
Derivatives
Interest rate lock commitments	1,752	-	1,752	-
Interest rate forward sales commitments	-	-	-	-
Interest rate swaps	6,203	-	6,203	-
Total assets measured at fair value	$3,197,026	$2,013	$3,176,829	$18,184

Junior subordinated debentures, at fair value	$82,905	$-	$-	$82,905
Derivatives
Interest rate lock commitments	3	-	3	-
Interest rate forward sales commitments	90	-	90	-
Interest rate swaps	6,416	-	6,416	-
Total liabilities measured at fair value	$89,414	$-	$6,509	$82,905

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

Derivative Instruments - The fair value of the interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate.  The fair value of the interest rate swaps is determined using a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. For further discussion of the valuation technique and inputs, see Note 10.  The Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at June 30, 2012:

(in thousands)
Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average (Range)
Mortgage servicing rights	Discounted cash flow
		Constant Prepayment Rate	19.25%
		Discount Rate	8.58%
Junior subordinated debentures	Discounted cash flow
		Credit Spread	5.7% (5.4% - 6.7%)

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

Management believes that the credit risk adjusted spread utilized in the fair value measurement of the junior subordinated debentures carried at fair value is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt, and not as a result of changes to our entity-specific credit risk. The widening of the credit risk adjusted spread above the Company’s contractual spreads has primarily contributed to the positive fair value adjustments.  Future contractions in the credit risk adjusted spread relative to the spread currently utilized to measure the Company’s junior subordinated debentures at fair value as of June 30, 2012, or the passage of time, will result in negative fair value adjustments.  Generally, an increase in the credit risk adjusted spread and/or a decrease in the three month LIBOR swap curve will result in positive fair value adjustments (and decrease the fair value measurement).  Conversely, a decrease in the credit risk adjusted spread and/or an increase in the three month LIBOR swap curve will result in negative fair value adjustments (and increase the fair value measurement).

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2012 and 2011.

(in thousands)
Three months ended June 30,	Beginning Balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending Balance	Net change in unrealized gains or (losses) relating to items held at end of period
2012
Mortgage servicing rights	$20,210	$(1,030)	$3,333	$-	$22,513	$(84)
Junior subordinated debentures	83,453	1,587	-	(1,047)	83,993	1,587

2011
Mortgage servicing rights	$15,605	$(328)	$1,073	$-	$16,350	$(45)
Junior subordinated debentures	81,220	1,523	-	(977)	81,766	1,523

(in thousands)
Six months ended June 30,	Beginning Balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending Balance	Net change in unrealized gains or (losses) relating to items held at end of period
2012
Mortgage servicing rights	$18,184	$(1,952)	$6,281	$-	$22,513	$(197)
Junior subordinated debentures	82,905	3,188	-	(2,100)	83,993	3,188

2011
Mortgage servicing rights	$14,454	$(511)	$2,407	$-	$16,350	$79
Junior subordinated debentures	80,688	3,033	-	(1,955)	81,766	3,033

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

(in thousands)
	June 30, 2012
Description	Total	Level 1	Level 2	Level 3
Non-covered loans and leases	$30,243	$-	$-	$30,243
Non-covered other real estate owned	12,193	-	-	12,193
Covered other real estate owned	8,363	-	-	8,363
	$50,799	$-	$-	$50,799

	December 31, 2011
Description	Total	Level 1	Level 2	Level 3
Investment securities, held to maturity
Residential mortgage-backed securities
and collateralized mortgage obligations	$487	$-	$-	$487
Non-covered loans and leases	53,847	-	-	53,847
Non-covered other real estate owned	11,321	-	-	11,321
Covered other real estate owned	12,561			12,561
	$78,216	$-	$-	$78,216

The following table presents the losses resulting from nonrecurring fair value adjustments for the three and six months ended June 30, 2012 and 2011:

(in thousands)
	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Investment securities, held to maturity
Residential mortgage-backed securities
and collateralized mortgage obligations	$-	$47	$-	$72
Non-covered loans and leases	11,047	17,278	22,841	33,194
Non-covered other real estate owned	1,196	3,388	4,719	5,518
Covered other real estate owned	440	665	3,346	1,921
Total loss from nonrecurring measurements	$12,683	$21,378	$30,906	$40,705

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

During the three and six months ended June 30, 2012, the Bank transferred none and $767,000 of trading securities from Level 1 to Level 2 under the fair value hierarchy due to a refinement in the fair value methodology.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. These statements may include statements that expressly or implicitly predict future results, performance or events. Statements other than statements of historical fact are forward-looking statements. You can find many of these statements by looking for words such as “anticipates,” “expects,” “believes,” “estimates” and “intends” and words or phrases of similar meaning. We make forward-looking statements regarding projected sources of funds, use of proceeds, availability of acquisition and growth opportunities, dividends, adequacy of our allowance for loan and lease losses and provision for loan and lease losses, performance of troubled debt restructurings, our commercial real estate portfolio and subsequent charge-offs. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Risks and uncertainties include those set forth in our filings with the SEC and the following factors that might cause actual results to differ materially from those presented:

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

• the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and related rules and regulations on the Company’s business operations and competitiveness, including the impact of executive compensation restrictions, which may affect the Company’s ability to retain and recruit executives in competition with firms in other industries who do not operate under those restrictions; and

•the impact of the Dodd-Frank Act on the Company’s interchange fee revenue, interest expense, FDIC deposit insurance assessments and regulatory compliance expenses, which includes a  maximum permissible interchange fee that an issuer may receive for an electronic debit transaction, resulting in an decrease in interchange revenue on an average transaction.

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

Headquartered in Portland, Oregon, Umpqua Bank is considered one of the most innovative community banks in the United States and has implemented a variety of retail marketing strategies to increase revenue and differentiate the company from its competition. The

Bank combines a high touch customer experience with the sophisticated products and expertise of a commercial bank. The Bank provides a wide range of banking, wealth management,  mortgage and other financial services to corporate, institutional and individual customers. Along with its subsidiaries, the Bank is subject to the regulations of state and federal agencies and undergoes periodic examinations by these regulatory agencies.

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

Executive Overview

Significant items for the second quarter of 2012 were as follows:

• Net earnings available to common shareholders per diluted common share were $0.21 and $0.43 for the three and six months ended June 30, 2012, as compared to net earnings available to common shareholders per diluted common share of $0.15 and $0.27 for the three and six months ended June 30, 2011.  Operating earnings per diluted common share, defined as earnings available to common shareholders before net gains or losses on junior subordinated debentures carried at fair value, net of tax, bargain purchase gains, net of tax, merger related expenses, net of tax, and goodwill impairment, divided by the same diluted share total used in determining diluted earnings per common share, was $0.21 and $0.44 for the three and six months ended June 30, 2012, as compared to operating income  per diluted common share of $0.16 and $0.28 for the three and six months ended June  30, 2011.  Operating income per diluted share is considered a “non-GAAP” financial measure.  More information regarding this measurement and reconciliation to the comparable GAAP measurement is provided under the heading Results of Operations - Overview below.

• Net interest margin, on a tax equivalent basis, decreased to 4.06% and 4.07% for the three and six months ended June 30, 2012, compared to 4.32% and 4.25% for the three and six months ended June 30, 2011.  The decrease in net interest margin resulted from the decline in non-covered loan yields, the decrease in average covered loan balances and the decline in investment yields, partially offset by a decrease in average interest bearing cash, the increase in average non-covered loans outstanding, a decrease in loan disposal gains from the covered loan portfolio, a decrease in interest bearing liabilities and the decrease in the cost of interest bearing deposits. Excluding the impact of loan disposal gains from the covered loan portfolio and interest and fee reversals on non-accrual loans, our adjusted net interest margin was 3.96% and 3.98% for the three and six months ended June 30, 2012, as compared to adjusted net interest margin of 4.08% and 4.00% for the three and six months ended June 30, 2011. Adjusted net interest margin is considered a “non-GAAP” financial measure. More information regarding this measurement and reconciliation to the comparable GAAP measurement is provided under the heading Results of Operations - Overview below.

• The provision for non-covered loan and lease losses was $6.6 million and $9.8 million for the three and six months ended June 30, 2012, as compared to the $15.5 million and $30.5 million recognized for the three and six months ended June 30, 2011. This resulted from continued improvement and stabilization of credit quality, continued decline in non-performing loans, and decline in net charge-offs.

• Mortgage banking revenue was $15.6 million and $28.7 million for the three and six months ended June 30, 2012, compared to $4.8 million and $10.1 million for the three and six months ended June 30, 2011.  Closed mortgage volume increased 153% in the current year-to-date over the prior year same period due to an ongoing increased purchase and refinancing activity relating to historically low interest rates.

• Total gross non-covered loans and leases were $6.1 billion as of June 30, 2012, an increase of $216.3 million as compared to December 31, 2011.  This increase is principally attributable to new loan production and draws on commercial lines of credit.

• Total deposits were $9.1 billion as of June 30, 2012, a decrease of $104.5 million, or 1.1%, as compared to December 31, 2011.  Despite the decline in total deposits, non-interest bearing deposits increased $108.2 million, or 5.7%, and low cost savings accounts increased $39.4 million, or 10.2%, as compared to December 31, 2011.

• Total consolidated assets were $11.5 billion as of June 30, 2012, representing a decrease from the $11.6 billion at December 31, 2011.

• Non-covered, non-performing assets decreased to $116.9 million, or 1.01% of total assets, as of June 30, 2012, as compared to $125.6 million, or 1.09% of total assets, as of December 31, 2011.  Non-covered, non-performing loans decreased to $90.0 million, or 1.47% of total non-covered loans, as of June 30, 2012, as compared to $91.4 million, or 1.55% of total non-covered loans as of December 31, 2011.  Non-accrual loans have been written-down to their estimated net realizable values.

• Net charge-offs on non-covered loans were $9.7 million for the three months ended June 30, 2012, or 0.64% of average non-covered loans and leases (annualized), as compared to net charge-offs of $15.5 million, or 1.10% of average non-covered loans and leases (annualized), for the three months ended June 30, 2011.  Net charge-offs on non-covered loans were $19.2 million for the six months ended June 30, 2012, or 0.64% of average non-covered loans and leases (annualized), as compared to net charge-offs of $34.6 million, or 1.24% of average non-covered loans and leases (annualized), for the six months ended June 30, 2011.

• Total risk based capital decreased to 17.2% as of June 30, 2012, compared to 17.2% as of December 31, 2011, due to the increase in risk-weighted assets during the quarter.

• Cash dividends declared in the second quarter of 2012 were $0.09 per common share, compared to cash dividends declared in the second quarter of 2011 of $0.05 per common share.

• The Bank’s previously announced acquisition of American Perspective Bank was terminated on April 30, 2012 and, pursuant to the related merger agreement, the Bank received a $1.6 million termination fee in May 2012.

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

Management believes that the ALLL was adequate as of June 30, 2012. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 79% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses.

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

Valuation of Goodwill and Intangible Assets

At June 30,  2012, we had $674.8 million in goodwill and other intangible assets as a result of business combinations. Goodwill and other intangible assets with indefinite lives are not amortized but instead are periodically tested for impairment. Management performs an impairment analysis for the intangible assets with indefinite lives on an annual basis as of December 31.  Additionally, goodwill and other intangible assets with indefinite lives are evaluated on an interim basis when events or circumstance indicate impairment potentially exists.  The impairment analysis requires management to make subjective judgments. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures, technology, changes in discount rates and specific industry and market conditions. There can be no assurance that changes in circumstances, estimates or assumption may result in additional impairment of all, or some portion of, goodwill.

Stock-based Compensation

In accordance with FASB ASC 718, Stock Compensation, we recognize expense in the income statement for the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). The requisite service period may be subject to performance conditions. The fair value of each grant is estimated as of the grant date using the Black-Scholes option-pricing model or a Monte Carlo simulation pricing model. Management assumptions utilized at the time of grant impact the fair value of the option calculated under the pricing model, and ultimately, the expense that will be recognized over the life of the option. Additional information is included in Note 11 of the Notes to Consolidated Financial Statements.

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

In July 2012, the FASB issued ASU No. 2011-02, Testing Indefinite-Lived Intangible Assets for Impairment. With the Update, a company testing indefinite-lived intangibles for impairment now has the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with current guidance. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after September 15, 2012.  The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

Results of Operations

Overview

For the three months ended June 30, 2012, net earnings available to common shareholders were $23.1 million, or $0.21 per diluted common share, as compared to net earnings available to common shareholders of $17.7 million, or $0.15 per diluted common share for the three months ended June 30, 2011. For the six months ended June 30, 2012, net earnings available to common shareholders were $48.5 million, or $0.43 per diluted common share, as compared to net earnings available to common shareholders of $31.1 million, or $0.27 per diluted common share for the six months ended June 30,  2011.  The increase in net earnings for the three months ended June 30, 2012 compared to the same period of the prior year is principally attributable to increased non-interest income and decreased provision for loan losses, partially offset by decreased net interest income and increased non-interest expense.  The increase in net earnings for the six months ended June 30, 2012 compared to the same period of the prior year is principally attributable to increased non-interest income and decreased provision for loan losses, partially offset by decreased net interest income and increased non-interest expense.

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

The following table provides the reconciliation of earnings available to common shareholders (GAAP) to operating earnings (non-GAAP), and earnings per diluted common share (GAAP) to operating earnings per diluted share (non-GAAP) for the three and six months ended June 30,  2012 and 2011:

Reconciliation of Net Earnings Available to Common Shareholders to Operating Earnings

(in thousands, except per share data)
	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Net earnings available to common shareholders	$23,115	$17,699	$48,451	$31,104
Adjustments:
Net loss on junior subordinated debentures carried at fair value, net of tax	328	328	657	653
Merger-related expenses, net of tax	92	43	152	151
Operating earnings	$23,535	$18,070	$49,260	$31,908

Per diluted share:
Net earnings available to common shareholders	$0.21	$0.15	$0.43	$0.27
Adjustments:
Net loss on junior subordinated debentures carried at fair value, net of tax	-	0.01	0.01	0.01
Merger-related expenses, net of tax	-	-	-	-
Operating earnings	$0.21	$0.16	$0.44	$0.28

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

The following table presents a reconciliation of net interest income to adjusted net interest income and net interest margin to adjusted net interest margin for the three and six months ended June 30, 2012 and 2011:

Reconciliation of Net Interest Income to Adjusted Net Interest Income and Net Interest Margin to Adjusted Net Interest Margin

(in thousands, except per share data)
	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Net interest income - tax equivalent basis (1)	$102,165	$110,439	$205,671	$216,414
Adjustments:
Interest and fee reversals on non-accrual loans	317	486	963	1,769
Covered loan disposal gains	(2,926)	(6,644)	(5,713)	(14,874)
Adjusted net interest income - tax equivalent basis (1)	$99,556	$104,281	$200,921	$203,309

Average interest earning assets	$10,118,420	$10,247,051	$10,157,875	$10,261,517
Net interest margin - consolidated (1)	4.06%	4.32%	4.07%	4.25%
Adjusted net interest margin - consolidated (1)	3.96%	4.08%	3.98%	4.00%

 (1) Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1.2 million and $1.1 million for the three months ended June 30, 2012 and 2011, respectively, and $2.3 million and $2.2 million for the six months ended June 30, 2012 and 2011 respectively.

The following table presents the returns on average assets, average common shareholders' equity and average tangible common shareholders' equity for the three and six months ended June 30,  2012 and 2011. For each of the periods presented, the table includes the calculated ratios based on reported net earnings available to common shareholders and operating income as shown in the table above. Our return on average common shareholders' equity is negatively impacted as the result of capital required to support goodwill. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger-related intangible assets, we believe it beneficial to also consider the return on average tangible common shareholders' equity. The return on average tangible common shareholders' equity is calculated by dividing net earnings available to common shareholders by average shareholders' common equity less average goodwill and intangible assets, net (excluding MSRs). The return on average tangible common shareholders' equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders' equity.

Return on Average Assets, Common Shareholders' Equity and Tangible Common Shareholders' Equity

(dollars in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Returns on average assets:
Net earnings available to common shareholders	0.82%	0.62%	0.85%	0.54%
Operating earnings	0.83%	0.63%	0.87%	0.56%

Returns on average common shareholders' equity:
Net earnings available to common shareholders	5.48%	4.25%	5.77%	3.78%
Operating earnings	5.58%	4.34%	5.87%	3.88%

Returns on average tangible common shareholders' equity:
Net earnings available to common shareholders	9.12%	7.17%	9.63%	6.41%
Operating earnings	9.28%	7.32%	9.79%	6.57%

Calculation of average common tangible shareholders' equity:
Average common shareholders' equity	$1,695,157	$1,669,942	$1,687,345	$1,659,864
Less: average goodwill and other intangible assets, net	(675,312)	(680,202)	(675,912)	(680,845)
Average tangible common shareholders' equity	$1,019,845	$989,740	$1,011,433	$979,019

Additionally, management believes tangible common equity and the tangible common equity ratio are meaningful measures of capital adequacy. Umpqua believes the exclusion of certain intangible assets in the computation of tangible common equity and tangible common equity ratio provides a meaningful base for period-to-period and company-to-company comparisons, which management believes will assist investors in analyzing the operating results and capital of the Company.  Tangible common equity is calculated as total shareholders' equity less preferred stock and less goodwill and other intangible assets, net (excluding MSRs).  In addition, tangible assets are total assets less goodwill and other intangible assets, net (excluding MSRs).  The tangible common equity ratio is calculated as tangible common shareholders’ equity divided by tangible assets. The tangible common equity and tangible common equity ratio is considered a non-GAAP financial measure and should be viewed in conjunction with the total shareholders’ equity and the total shareholders’ equity ratio. The following table provides a reconciliation of ending shareholders’ equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of June 30,  2012 and

December 31, 2011:

Reconciliations of Total Shareholders' Equity to Tangible Common Shareholders' Equity and Total Assets to Tangible Assets

(dollars in thousands)

	June 30,	December 31,
	2012	2011
Total shareholders' equity	$1,696,836	$1,672,413
Subtract:
Goodwill and other intangible assets, net	674,794	677,224
Tangible common shareholders' equity	$1,022,042	$995,189

Total assets	$11,521,897	$11,563,355
Subtract:
Goodwill and other intangible assets, net	674,794	677,224
Tangible assets	$10,847,103	$10,886,131
Tangible common equity ratio	9.42%	9.14%

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited.  Although we believe these non-GAAP financial measure are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

Net Interest Income

Net interest income is the largest source of our operating income. Net interest income for the three months ended June 30, 2012 was $101.0 million, a decrease of $8.3 million or 7.6% compared to the same period in 2011. Net interest income for the six months ended June 30, 2012 was $203.4 million, a decrease of $10.9 million or 5.1% compared to the same period in 2011.  The results for the three and six months ended June 30, 2012 as compared to the same period in 2011 are attributable to a decrease in outstanding average interest-earning assets, primarily covered loans and investment securities, and a decrease in net interest margin, partially offset by an increase in non-covered loans and leases and a decrease in interest-bearing liabilities.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax equivalent basis was 4.06% for the three months ended June 30, 2012, a decrease of 26 basis points as compared to the same period in 2011.  The net interest margin on a fully tax equivalent basis was 4.07% for the six months ended June 30, 2012, a decrease of 18 basis points as compared to the same period in 2011.The decrease in net interest margin for the three and six months ended June 30, 2012 as compared to the same periods in the prior year primarily resulted from a decline in non-covered loan yields, decrease in average covered loans outstanding, a decrease in loan disposal gains from the covered loan portfolio, and a decline in investment yields, partially offset by a decrease in average interest bearing cash, an increase in average non-covered loans outstanding, a decline in the cost of interest-bearing deposits, and a decrease in average interest-bearing liabilities.

Loan disposal related activities within the covered loan portfolio, either through loans being paid off in full or transferred to other real estate owned (“OREO”), result in gains within covered loan interest income to the extent assets received in satisfaction of debt (such as cash or the net realizable value of OREO received) exceeds the allocated carrying value of the loan disposed of from the pool.  Loan disposal activities contributed $2.9 million of interest income for the three months ended June 30, 2012 compared to $6.6 million of interest income during the three months ended June 30, 2011.  Loan disposal activities contributed $5.7 million of interest income for the six months ended June 30, 2012 compared to $14.9 million of interest income during the six months ended June 30, 2011.  Excluding the impact of covered loan disposal gains, consolidated net interest margin on a fully tax equivalent basis would have been 3.94% and 3.96% for the three and six months ended June 30, 2012 and 4.06% and 3.96% for the three and six months ended June 30, 2011.  While dispositions of covered loans positively impact net interest margin, we recognize a corresponding decrease to the change in FDIC indemnification asset at the incremental loss-sharing rate within other non-interest income.

Net interest income for the three and six months ended June 30, 2012 was negatively impacted by the $0.3 million and $1.0 million reversal of interest and fee income on non-covered, non-accrual loans, as compared to the $0.5 million and $1.8 million reversal of interest and fee income during the three and six months ended June 30, 2011.  These reversals reduced tax equivalent net interest margin by 2 basis points for the three and six months ended June 30, 2012 and 2011, respectively. Excluding the impact of covered loan disposal gains and interest and fee income reversals on non-covered, non-accrual loans, tax equivalent net interest margin would have been 3.96% and 3.98% for the three and six months ended June 30, 2012 and 4.08% and 4.00% for the three and six  months ended June 30, 2011.

Partially offsetting the decrease in net interest margin in the current quarter as compared to the same period of the prior year is the continued management to reduce the cost of interest-bearing liabilities, specifically interest-bearing deposits.  The total cost of interest-bearing deposits for the three and six months ended June 30, 2012 was 0.47% and 0.48%, representing a 32 and 33 basis point decrease compared to the three and six months ended June 30, 2011.

Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds. The following tables presents condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three and six months ended June 30, 2012 and 2011:

Average Rates and Balances

(dollars in thousands)

	Three months ended			Three months ended
	June 30, 2012			June 30, 2011
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates

INTEREST-EARNING ASSETS:
Non-covered loans and leases (1)	$6,186,115	$77,637	5.05%	$5,694,585	$79,321	5.59%
Covered loans and leases, net	571,111	16,935	11.93%	720,064	22,226	12.38%
Taxable securities	2,834,188	16,563	2.34%	3,060,105	24,352	3.18%
Non-taxable securities (2)	254,511	3,444	5.41%	223,556	3,256	5.83%
Temporary investments and
interest-bearing deposits	272,495	168	0.25%	548,741	340	0.25%
Total interest earning assets	10,118,420	114,747	4.56%	10,247,051	129,495	5.07%
Allowance for non-covered loan and lease losses	(86,483)			(96,534)
Other assets	1,319,150			1,362,296
Total assets	$11,351,087			$11,512,813
INTEREST-BEARING LIABILITIES:
Interest-bearing checking and
savings accounts	$4,936,480	$2,613	0.21%	$4,621,016	$5,253	0.46%
Time deposits	2,112,458	5,556	1.06%	2,869,203	9,445	1.32%
Federal funds purchased and repurchase agreements	136,425	79	0.23%	103,828	131	0.51%
Term debt	254,862	2,305	3.64%	256,940	2,301	3.59%
Junior subordinated debentures	185,807	2,029	4.39%	183,864	1,926	4.20%
Total interest-bearing liabilities	7,626,032	12,582	0.66%	8,034,851	19,056	0.95%
Non-interest-bearing deposits	1,946,574			1,731,575
Other liabilities	83,324			76,445
Total liabilities	9,655,930			9,842,871
Common equity	1,695,157			1,669,942
Total liabilities and shareholders' equity	$11,351,087			$11,512,813

NET INTEREST INCOME		$102,165			$110,439
NET INTEREST SPREAD			3.90%			4.12%
AVERAGE YIELD ON EARNING ASSETS (1), (2)			4.56%			5.07%
INTEREST EXPENSE TO EARNING ASSETS			0.50%			0.75%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			4.06%			4.32%

(1) Non-covered non-accrual loans, leases, and mortgage loans held for sale are included in the average balance.

(2) Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1.2 million and $1.1 million for the three months ended June 30, 2012 and 2011, respectively.

Average Rates and Balances (Year-to-Date)

(dollars in thousands)
	Six months ended			Six months ended
	June 30, 2012			June 30, 2011
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates

INTEREST-EARNING ASSETS:
Non-covered loans and leases (1)	$6,111,525	$155,296	5.11%	$5,683,085	$158,054	5.61%
Covered loans and leases, net	591,016	34,278	11.66%	743,855	43,773	11.87%
Taxable securities	2,873,753	34,689	2.41%	3,012,521	46,398	3.08%
Non-taxable securities (2)	253,570	6,872	5.42%	221,551	6,494	5.86%
Temporary investments and
interest bearing deposits	328,011	405	0.25%	600,505	741	0.25%
Total interest earning assets	10,157,875	231,540	4.58%	10,261,517	255,460	5.02%
Allowance for non-covered loan and lease losses	(88,853)			(98,348)
Other assets	1,331,717			1,379,447
Total assets	$11,400,739			$11,542,616

INTEREST-BEARING LIABILITIES:
Interest bearing checking and
savings accounts	$4,985,634	$5,461	0.22%	$4,661,927	$10,896	0.47%
Time deposits	2,164,350	11,553	1.07%	2,924,350	19,468	1.34%
Federal funds purchased and repurchase
agreements	130,192	159	0.25%	94,036	253	0.54%
Term debt	255,121	4,609	3.63%	258,858	4,590	3.58%
Junior subordinated debentures	185,569	4,087	4.43%	183,645	3,839	4.22%
Total interest-bearing liabilities	7,720,866	25,869	0.67%	8,122,816	39,046	0.97%
Non-interest-bearing deposits	1,914,093			1,688,254
Other liabilities	78,435			71,682
Total liabilities	9,713,394			9,882,752
Common equity	1,687,345			1,659,864
Total liabilities and shareholders' equity	$11,400,739			$11,542,616

NET INTEREST INCOME		$205,671			$216,414
NET INTEREST SPREAD			3.91%			4.05%
AVERAGE YIELD ON EARNING ASSETS (1), (2)			4.58%			5.02%
INTEREST EXPENSE TO EARNING ASSETS			0.51%			0.77%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			4.07%			4.25%

(1) Non-covered non-accrual loans, leases, and mortgage loans held for sale are included in the average balance.

(2) Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $2.3 million and $2.2 million for the six months ended June 30,  2012 and 2011, respectively.

The following tables sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three and six months ended June 30, 2012 as compared to the same period in 2011. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Rate/Volume Analysis

(in thousands)
	Three months ended June 30,
	2012 compared to 2011
	Increase (decrease) in interest income
	and expense due to changes in
	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Non-covered loans and leases	$6,531	$(8,215)	$(1,684)
Covered loans and leases	(4,446)	(845)	(5,291)
Taxable securities	(1,694)	(6,095)	(7,789)
Non-taxable securities (1)	430	(242)	188
Temporary investments and interest bearing deposits	(170)	(2)	(172)
Total (1)	651	(15,399)	(14,748)

INTEREST-BEARING LIABILITIES:
Interest bearing checking and savings accounts	337	(2,977)	(2,640)
Time deposits	(2,207)	(1,682)	(3,889)
Repurchase agreements and federal funds	33	(85)	(52)
Term debt	(19)	23	4
Junior subordinated debentures	20	83	103
Total	(1,836)	(4,638)	(6,474)
Net increase (decrease) in net interest income (1)	$2,487	$(10,761)	$(8,274)

(1) Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

Rate/Volume Analysis (Year-to-Date)

(in thousands)
	Six months ended June 30,
	2012 compared to 2011
	Increase (decrease) in interest income
	and expense due to changes in
	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Non-covered loans and leases	$11,436	$(14,194)	$(2,758)
Covered loans and leases	(8,873)	(622)	(9,495)
Taxable securities	(2,056)	(9,653)	(11,709)
Non-taxable securities (1)	892	(514)	378
Temporary investments and interest bearing deposits	(336)	-	(336)
Total (1)	1,063	(24,983)	(23,920)

INTEREST-BEARING LIABILITIES:
Interest bearing checking and savings accounts	711	(6,146)	(5,435)
Time deposits	(4,491)	(3,424)	(7,915)
Repurchase agreements and federal funds	75	(169)	(94)
Term debt	(67)	86	19
Junior subordinated debentures	40	208	248
Total	(3,732)	(9,445)	(13,177)
Net increase (decrease) in net interest income (1)	$4,795	$(15,538)	$(10,743)

(1) Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

Provision for Loan AND LEASE Losses

The provision for non-covered loan and lease losses was $6.6 million and $9.8 million for the three and six months ended June 30, 2012, as compared to $15.5 million and $30.5 million for the same periods in 2011. As an annualized percentage of average outstanding loans, the provision for loan and lease losses recorded for the three and six months ended June 30, 2012 was 0.44%  and 0.33%  as compared to 1.10% and 1.09% in the same periods in 2011.

The decrease in the provision for loan and lease losses in the three and six months ended June 30, 2012 as compared to the same periods in 2011 is principally attributable to declining non-performing loans and reflects continued improvement and stabilization of credit quality and decrease in net charge-offs.

The Company recognizes the charge-off of impairment reserves on impaired loans in the period they arise for collateral dependent loans.  Therefore, the non-covered, non-accrual loans of $81.9 million as of June 30, 2012 have already been written-down to their estimated fair value, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices. Depending on the characteristics of a loan, the fair value of collateral is estimated by obtaining external appraisals.

The provision for non-covered loan and lease losses is based on management's evaluation of inherent risks in the loan portfolio and a corresponding analysis of the allowance for non-covered loan and lease losses. Additional discussion on loan quality and the allowance for non-covered loan and lease losses is provided under the heading Asset Quality and Non-Performing Assets below.

The provision for covered loan and lease losses was $1.4 million and $1.4 million for the three months and six ended June 30, 2012, as compared to $3.8 million and $11.0 million for the same periods in 2011.  Provisions for covered loan and leases are recognized subsequent to acquisition to the extent it is probable we will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition, considering both the timing and amount of those expected cash flows.  Provisions may be required when determined losses of unpaid principal incurred exceed previous loss expectations to-date, or future cash flows previously expected to be collectible are no longer probable of collection.  Provisions for covered loan and lease losses, including amounts advanced subsequent to acquisition, are not reflected in the allowance for non-covered loan and lease losses, rather as a valuation allowance netted against the carrying value of the covered loan and lease balance accounted for under ASC 310-30, in accordance with the guidance.

Non-Interest Income

Non-interest income for the three months ended June 30, 2012 was $28.9 million, an increase of $9.3 million, or 47%, as compared to the same period in 2011. Non-interest income for the six months ended June 30, 2012 was $56.2 million, an increase of $15.0 million, or 36.3%, as compared to the same period in 2011.  The following table presents the key components of non-interest income for the three and six months ended June 30, 2012 and 2011:

Non-Interest Income

(in thousands)
	Three Months ended				Six Months ended
	June 30,				June 30,
			Change	Change			Change	Change
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Service charges on deposit accounts	$7,190	$8,540	$(1,350)	-16%	$13,856	$16,361	$(2,505)	-15%
Brokerage commissions and fees	3,532	3,276	256	8%	6,476	6,653	(177)	-3%
Mortgage banking revenue, net	15,641	4,807	10,834	225%	28,723	10,082	18,641	185%
Gain on investment securities, net	1,030	5,631	(4,601)	-82%	1,178	5,606	(4,428)	-79%
Loss on junior subordinated debentures
carried at fair value	(547)	(547)	-	0%	(1,095)	(1,089)	(6)	1%
Change in FDIC indemnification asset	(4,040)	(5,551)	1,511	-27%	(5,885)	(2,646)	(3,239)	122%
Other income	6,120	3,471	2,649	76%	12,910	6,245	6,665	107%
Total	$28,926	$19,627	$9,299	47%	$56,163	$41,212	$14,951	36%

The decrease in deposit service charges in the three and six months ended June 30, 2012 compared to the same period in 2011 is primarily the result of a reduction in interchange fee revenue relating to the Durbin Amendment of the Dodd Frank Act, which became effective October 1, 2011, in the current period due to regulatory reform changes that have taken place since the prior year.

Mortgage banking revenue for the three and six months ended June 30, 2012 increased due to continued increase in purchase and refinancing activity, compared to the same period of the prior year. Closed mortgage volume for the three and six months ended June 30, 2012 was $488.7 million and $891.3 million, representing a 164% and 153% increase compared to the same periods of the prior year.

During the three and six months ended 2012, the Company sold investment securities which carried a higher duration in future potential higher interest rate scenarios to reduce the price risk of the portfolio if interest rates were to increase significantly.  In connection with the sale, we recognized a gain on sale of $1.0 million and $1.2 million for the three and six months ended June 30, 2012, respectively, compared to $5.6 million for the three and six months ended June 30, 2011.

For the three and six months ended June 30,  2012, we recorded a loss of $547,000 and $1.1 million, as compared to the amounts recognized for the three and six months ended June 30, 2011, in the change of fair value on the junior subordinated debentures recorded at fair value.  Additional information on the junior subordinated debentures carried at fair value is included in Note 8 of the Notes to Condensed Consolidated Financial Statements and under the heading Junior Subordinated Debentures.

The change in FDIC indemnification asset represents a decrease in cash flows expected to be recoverable under the loss-share agreements entered into with the FDIC in connection with the FDIC-assisted acquisitions due to improvement in the associated covered loan portfolio.

Other income for the three and six months ended June 30, 2012 increased primarily due to the Debt Capital Market revenue of $2.3 million and $5.4 million related to initiation of an interest rate swap program in the second half of 2011 with commercial banking customers to facilitate their risk management strategies. Additionally, in connection with the termination of a definitive agreement between the Company and American Perspective Bank, the Company received a termination fee of $1.6 million in the second quarter of 2012.

Non-Interest Expense

Non-interest expense for the three months ended June 30, 2012 was $86.9 million, an increase of $3.7 million, or 4.5%, as compared to the same period in 2011.  Non-interest expense for the six months ended June 30, 2012 was $174.6 million, an increase of $7.2 million, or 4.3%, as compared to the same period in 2011. The following table presents the key elements of non-interest expense for the three and six months ended June 30, 2012 and 2011:

Non-Interest Expense

(in thousands)
	Three months ended				Six months ended
	June 30,				June 30,
			Change	Change			Change	Change
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Salaries and employee benefits	$49,979	$43,808	$6,171	14%	$97,072	$88,418	$8,654	10%
Net occupancy and equipment	13,580	12,547	1,033	8%	27,078	25,064	2,014	8%
Communications	2,845	2,796	49	2%	5,787	5,606	181	3%
Marketing	1,761	1,798	(37)	-2%	2,751	2,649	102	4%
Services	6,631	6,026	605	10%	12,793	11,908	885	7%
Supplies	644	843	(199)	-24%	1,309	1,624	(315)	-19%
FDIC assessments	1,886	2,821	(935)	-33%	3,854	6,694	(2,840)	-42%
Net loss on non-covered
other real estate owned	889	3,844	(2,955)	-77%	4,076	6,677	(2,601)	-39%
Net loss on covered
other real estate owned	169	73	96	132%	2,623	1,024	1,599	156%
Intangible amortization	1,211	1,251	(40)	-3%	2,423	2,502	(79)	-3%
Merger related expenses	153	71	82	115%	253	252	1	0%
Other expenses	7,188	7,329	(141)	-2%	14,613	14,990	(377)	-3%
Total	$86,936	$83,207	$3,729	4%	$174,632	$167,408	$7,224	4%

Included in non-interest expense are several categories which are outside of the operational control of the Company or depend on changes in market values, including FDIC deposit insurance assessments, gain or loss on other real estate owned (“OREO,”) and merger related costs.  Excluding these non-operating items, the remaining non-interest expense items totaled $83.8 million for the second quarter 2012 compared to $76.4 million for the second quarter of 2011, and $163.8 for the six months ended June 30, 2012 compared to $152.8 million for the six month ended June 30, 2011.

Salaries and employee benefits costs increased $6.2 million in the three months ending June 30, 2012, as compared to the same period prior year, and increased $8.7 million in the six months ending June 30, 2012, as compared to the same period prior year, which primarily relates to an increase of 117 full-time equivalent employees.  In addition, variable compensation costs related to the Mortgage group has increased due to record loan production in the current year.

Net occupancy and equipment expense increased $1.0 million for the three months ended June 30, 2012, and $2.0 million for the six months ended June 30, 2012 as compared to the same periods in the prior year as a result of the addition of 10 de novo Community Banking locations, one Mortgage office, and one administrative facility during 2011.

FDIC assessments decreased for the three and six months ending June 30, 2012 as compared to the same periods of the prior year as a result of the adoption by the FDIC of a final rule which changed the assessment rate and the assessment base (from a domestic deposit base to a scorecard based assessment system for banks with more than $10 billion in assets) effective in the second quarter of 2011.

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

Although there has been an easing in the velocity of declining real estate values, depressed values continue to detrimentally affect our loan portfolio and has led to a continued elevated level of foreclosures on related properties and movement of the properties into other real estate owned (“OREO”). In the three and six months ended June 30, 2012, the Company recognized net loss (which includes gains on sale and valuation adjustments) on non-covered OREO properties of $0.9 million and $4.1 million as compared to net loss (which includes loss on sale and valuation adjustments) on non-covered OREO properties of $3.8 million and $6.7 million in the same period a year ago. Included within the results for the three and six months ended June 30, 2012, the Company recognized net loss (which includes gains on sale and valuation adjustments) on covered OREO properties of $0.2 million and $2.6 million as compared to net loss (which includes gains on sale and valuation adjustments) on covered OREO properties of $0.1 million and $1.0 million in the same periods a year ago.

Income Taxes

Our consolidated effective tax rate as a percentage of pre-tax income for the three and six months ended June 30, 2012 was 33.4% and 33.8% as compared to 33.1% and 32.9% for the three and six months ended June 30, 2011. The effective tax rates differed from the federal statutory rate of 35% and the apportioned state rate of 4.3% (net of the federal tax benefit) principally because of non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities and tax credits arising from low income housing investments.

FINANCIAL CONDITION

Investment Securities

Trading securities consist of securities held in inventory by Umpqua Investments for sale to its clients and securities invested in trust for the benefit of certain executives or former employees of acquired institutions as required by agreements. Trading securities were $3.3 million at June 30, 2012, as compared to $2.3 million at December 31, 2011. This increase is principally attributable to an increase in Umpqua Investments’ inventory of trading securities.

Investment securities available for sale were $2.8 billion as of June 30, 2012 compared to $3.2 billion at December 31, 2011.  Purchases of $419.1 million of investment securities available for sale and an increase in fair value of investments securities available for sale of $5.2 million were offset by paydowns of $727.8 million and amortization of net purchase price premiums of $21.8 million.

Investment securities held to maturity were $4.5 million as of June 30, 2012 as compared to holdings of $4.7 million at December 31, 2011. The change primarily relates to paydowns and maturities of investment securities held to maturity of $0.4 million.

The following table presents the available for sale and held to maturity investment securities portfolio by major type as of June 30, 2012 and December 31, 2011:

Investment Securities Composition

(dollars in thousands)
	Investment Securities Available for Sale
	June 30, 2012		December 31, 2011
	Fair Value	%	Fair Value	%
U.S. Treasury and agencies	$46,118	2%	$118,465	4%
Obligations of states and political subdivisions	264,509	9%	253,553	8%
Residential mortgage-backed securities and
collateralized mortgage obligations	2,521,211	89%	2,794,355	88%
Other debt securities	144	-	134	-
Investments in mutual funds and other equity securities	2,094	-	2,071	-
Total	$2,834,076	100%	$3,168,578	100%

	Investment Securities Held to Maturity
	June 30, 2012		December 31, 2011
	Amortized		Amortized
	Cost	%	Cost	%
Obligations of states and political subdivisions	$1,280	28%	$1,335	28%
Residential mortgage-backed securities and
collateralized mortgage obligations	3,226	72%	3,379	72%
Total	$4,506	100%	$4,714	100%

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

Gross unrealized losses in the available for sale investment portfolio was $5.3 million at June 30, 2012.  This consisted primarily of unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations of $5.0 million.  The unrealized losses were primarily caused by interest rate increases subsequent to the purchase of the securities, and not credit quality.  In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. Additional information about the investment portfolio is provided in Note 2 of the Notes to Condensed Consolidated Financial Statements.

RESTRICTED EQUITY SECURITIES

Restricted equity securities were $31.7 million at June 30, 2012 and $32.6 million at December 31, 2011. The decrease of $0.9 is attributable to a stock redemption by the Federal Home Loan Bank (“FHLB”) of San Francisco during the period.  Of the $31.7 million at June 30, 2012, $30.4 million represent the Bank’s investment in the FHLBs of Seattle and San Francisco.  The remaining restricted equity securities represent investments in Pacific Coast Bankers’ Bancshares stock. FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par.

Although as of June 30, 2012, the FHLB of Seattle complies with all of its regulatory requirements (including the risk-based capital requirement), it remains classified as “undercapitalized” by the Federal Housing Finance Agency (“Finance Agency”). Under Finance Agency regulations, a FHLB that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock in excess of what is required for members’ current loans.

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

Moody’s Investors Services rating of the FHLB of Seattle as Aaa was confirmed in August 2011, but a negative outlook was assigned as Moody’s revised the rating outlook to negative for U.S. government debt and all issuers Moody’s considers directly-linked to the U.S. government.  Standard and Poors’ rating is AA+, but it also issued a negative outlook with the action reflecting the downgrade of the long-term sovereign credit rating of the U.S. in 2011.  Based on the above, the Company has determined there is not an other-than-temporary impairment on the FHLB stock investment as of June 30, 2012.

Loans AND LEASES

Non-Covered Loans and Leases

Total non-covered loans and leases outstanding at June 30, 2012 were $6.1 billion, an increase of $216.3 million as compared to year-end 2011. This increase is principally attributable to net loan originations of $239.3 million and covered loans transferred to non-covered loans of $9.3 million, partially offset by charge-offs of $24.3 million, transfers to other real estate owned of $9.0 million, and non-covered loans sold of $6.0 million during the period. The following table presents the concentration distribution of our non-covered loan portfolio at June 30, 2012 and December 31, 2011.

Non-Covered Loan Concentrations

(dollars in thousands)

	June 30, 2012		December 31, 2011
	Amount	Percentage	Amount	Percentage
Commercial real estate
Term & multifamily	$3,660,071	60.1%	$3,558,295	60.5%
Construction & development	171,982	2.8%	165,066	2.8%
Residential development	70,066	1.1%	90,073	1.5%
Commercial
Term	707,784	11.6%	625,766	10.6%
LOC & other	835,148	13.7%	832,999	14.1%
Residential
Mortgage	375,302	6.1%	315,927	5.4%
Home equity loans & lines	263,941	4.3%	272,192	4.6%
Consumer & other	32,436	0.5%	38,860	0.7%
Deferred loan fees, net	(12,298)	-0.2%	(11,080)	-0.2%
Total	$6,104,432	100.0%	$5,888,098	100.0%

Covered Loans and Leases

Total covered loans and leases outstanding at June 30, 2012 were $554.0 million, a decrease of $68.5 million as compared to year-end 2011. This decrease is principally attributable to net loan paydowns and maturities of $56.5 million and transfers of covered loans to non-covered loans of $9.3 million. The following table presents the concentration distribution of our covered loan portfolio at June 30, 2012 and December 31, 2011.

Covered Loan Concentrations

(dollars in thousands)

	June 30, 2012		December 31, 2011
	Amount	Percentage	Amount	Percentage
Commercial real estate
Term & multifamily	$425,993	75.2%	$474,054	74.3%
Construction & development	14,083	2.5%	14,820	2.3%
Residential development	12,613	2.2%	17,763	2.8%
Commercial
Term	30,731	5.4%	34,150	5.4%
LOC & other	20,617	3.6%	23,426	3.7%
Residential
Mortgage	30,269	5.3%	35,503	5.6%
Home equity loans & lines	25,860	4.6%	29,085	4.6%
Consumer & other	6,774	1.2%	7,970	1.3%
Total	566,940	100%	636,771	100%
Allowance for covered loans	(12,977)		(14,320)
Total	$553,963		$622,451

The covered loans are subject to loss-sharing agreements with the FDIC. Under the terms of the Evergreen Bank acquisition loss-sharing agreement, the FDIC will cover a substantial portion of any future losses on loans, related unfunded loan commitments, other real estate owned (“OREO”) and accrued interest on loans for up to 90 days. The FDIC will absorb 80% of losses and share in 80% of loss recoveries on the first $90.0 million on covered assets for Evergreen and absorb 95% of losses and share in 95% of loss recoveries exceeding $90.0 million, except for the Bank will incur losses up to $30.2 million before the loss-sharing will commence. As of June 30, 2012, losses have exceeded $30.2 million. The loss-sharing arrangements for non-single family residential and single family residential loans are in effect for 5 years and 10 years, respectively, and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition dates.

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

Asset Quality and Non-Performing Assets

Non-Covered Loans and Leases

Non-covered, non-performing loans, which include non-covered, non-accrual loans and non-covered accruing loans past due over 90 days, totaled $90.0 million or 1.47% of  total non-covered loans as of June 30, 2012, as compared to $91.4 million, or 1.55% of total non-covered loans, at December 31, 2011. Non-covered, non-performing assets, which include non-covered, non-performing loans and non-covered, foreclosed real estate (“other real estate owned”), totaled $116.9 million, or 1.01% of total assets as of June 30, 2012 compared with $125.6 million, or 1.09% of total assets as of December 31, 2011. The decrease in non-performing assets in 2012 is attributable to the improving economic environment, an easing in the velocity of declining real estate values in our markets and the resulting impact on our commercial real estate and commercial construction portfolio.

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

Upon acquisition of real estate collateral, typically through the foreclosure process, we promptly begin to market the property for sale. If we do not begin to receive offers or indications of interest we will analyze the price and review market conditions to assess whether a lower price reflects the market value of the property and would enable us to sell the property.  In addition, we update appraisals on other real estate owned property six to nine months after the most recent appraisal. Increases in valuation adjustments recorded in a period are primarily based on a) updated appraisals received during the period, or b) management's authorization to reduce the selling price of the property during the period.  Unless a current appraisal is available, an appraisal will be ordered prior to a loan moving to other real estate owned.  Foreclosed properties held as other real estate owned are recorded at the lower of the recorded investment in the loan or market value of the property less expected selling costs. Non-covered other real estate owned at June 30, 2012 totaled $26.9 million and consisted of 51 properties.

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

The Company has written down impaired, non-covered non-accrual loans as of June 30, 2012 to their estimated net realizable value, based on disposition value, and expects resolution with no additional material loss, absent further decline in market prices.

The following table summarizes our non-covered non-performing assets and restructured loans as of June 30, 2012 and December 31, 2011:

Non-Covered Non-Performing Assets

(in thousands)
	June 30,	December 31,
	2012	2011
Non-covered loans on non-accrual status	$81,897	$80,562
Non-covered loans past due 90 days or more and accruing	8,073	10,821
Total non-covered non-performing loans	89,970	91,383
Non-covered other real estate owned	26,884	34,175
Total non-covered non-performing assets	$116,854	$125,558

Restructured loans (1)	$54,842	$80,563

Allowance for loan losses	$83,618	$92,968
Reserve for unfunded commitments	1,126	940
Allowance for credit losses	$84,744	$93,908
Asset quality ratios:
Non-covered non-performing assets to total assets	1.01%	1.09%
Non-covered non-performing loans to total non-covered loans	1.47%	1.55%
Allowance for non-covered loan losses to total non-covered loans	1.37%	1.58%
Allowance for non-covered credit losses to total non-covered loans	1.39%	1.59%
Allowance for non-covered credit losses to total non-covered non-performing loans	94%	103%

(1) Represents accruing restructured non-covered loans performing according to their restructured terms.

The following tables summarize our non-covered non-performing assets by loan type and region as of June 30, 2012 and December 31, 2011:

Non-Covered Non-Performing Assets by Type and Region

(in thousands)

	June 30, 2012
		Northwest	Southern	Northern	Central	Greater Bay
	Washington	Oregon	Oregon	California	California	California	Total
Loans on non-accrual status:
Commercial real estate
Term & multifamily	$1,916	$25,112	$885	$3,480	$9,864	$5,825	$47,082
Construction & development	662	-	552	-	4,422	-	5,636
Residential development	2,585	8,561	1,032	92	419	-	12,689
Commercial
Term	130	2,002	239	4,045	977	636	8,029
LOC & other	116	3,998	177	28	2,609	741	7,669
Residential
Mortgage	-	-	-	-	-	-	-
Home equity loans & lines	-	792	-	-	-	-	792
Consumer & other	-	-	-	-	-	-	-
Total	5,409	40,465	2,885	7,645	18,291	7,202	81,897

Loans past due 90 days or more and accruing:
Commercial real estate
Term & multifamily	$-	$284	$-	$-	$3,984	$-	$4,268
Construction & development	-	-	-	-	-	-	-
Residential development	-	-	-	-	-	-	-
Commercial
Term	-	-	-	-	-	-	-
LOC & other	-	-	-	-	-	-	-
Residential
Mortgage	-	1,813	-	-	-	-	1,813
Home equity loans & lines	-	116	137	312	212	499	1,276
Consumer & other	3	594	96	23	-	-	716
Total	3	2,807	233	335	4,196	499	8,073
Total non-performing loans	5,412	43,272	3,118	7,980	22,487	7,701	89,970
Other real estate owned:
Commercial real estate
Term & multifamily	$-	$5,655	$444	$265	$6,944	$-	$13,308
Construction & development	-	2,503	-	-	1,823	-	4,326
Residential development	589	133	380	629	4,414	-	6,145
Commercial
Term	-	118	-	-	-	-	118
LOC & other	1,132	269	-	-	-	-	1,401
Residential
Mortgage	-	1,309	-	-	-	-	1,309
Home equity loans & lines	-	-	-	-	277	-	277
Consumer & other	-	-	-	-	-	-	-
Total	1,721	9,987	824	894	13,458	-	26,884
Total non-performing assets	$7,133	$53,259	$3,942	$8,874	$35,945	$7,701	$116,854

	December 31, 2011
		Northwest	Southern	Northern	Central	Greater Bay
	Washington	Oregon	Oregon	California	California	California	Total
Loans on non-accrual status:
Commercial real estate
Term & multifamily	$1,159	$27,800	$2,286	$4,058	$8,789	$394	$44,486
Construction & development	-	921	568	-	1,859	-	3,348
Residential development	4,172	9,226	-	252	2,186	-	15,836
Commercial
Term	157	2,538	239	3,724	1,462	-	8,120
LOC & other	1,114	5,605	95	285	1,493	180	8,772
Residential
Mortgage	-	-	-	-	-	-	-
Home equity loans & lines	-	-	-	-	-	-	-
Consumer & other	-	-	-	-	-	-	-
Total	6,602	46,090	3,188	8,319	15,789	574	80,562
Loans past due 90 days or more and accruing:
Commercial real estate
Term & multifamily	$-	$-	$-	$-	$-	$-	$-
Construction & development	-	-	-	-	575	-	575
Residential development	-	-	-	-	-	-	-
Commercial
Term	-	-	-	-	-	1,179	1,179
LOC & other	-	-	-	-	47	1,350	1,397
Residential
Mortgage	-	4,342	-	-	-	-	4,342
Home equity loans & lines	-	972	294	550	613	220	2,649
Consumer & other	2	475	155	26	21	-	679
Total	2	5,789	449	576	1,256	2,749	10,821
Total non-performing loans	6,604	51,879	3,637	8,895	17,045	3,323	91,383
Other real estate owned:
Commercial real estate
Term & multifamily	$-	$4,813	$786	$1,124	$9,193	$-	$15,916
Construction & development	-	2,782	-	-	3,166	-	5,948
Residential development	589	2,431	1,457	630	3,649	-	8,756
Commercial
Term	-	-	-	-	-	-	-
LOC & other	522	355	-	-	-	-	877
Residential
Mortgage	-	2,100	-	-	-	-	2,100
Home equity loans & lines	-	-	212	-	366	-	578
Consumer & other	-	-	-	-	-	-	-
Total	1,111	12,481	2,455	1,754	16,374	-	34,175
Total non-performing assets	$7,715	$64,360	$6,092	$10,649	$33,419	$3,323	$125,558

As of June 30, 2012, the non-covered non-performing assets of $116.9 million have been written down by 35%, or $64.1 million, from their original balance of $181.0 million.

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

Non-Covered Restructured Loans

At June 30, 2012 and December 31, 2011, non-covered impaired loans of $54.8 million and $80.6 million were classified as non-covered performing restructured loans, respectively.  The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The non-covered performing restructured loans on accrual status represent principally the only impaired loans accruing interest at June 30, 2012.  In order for a restructured loan to be considered performing and on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Company had no obligation to lend additional funds on the restructured loans as of June 30, 2012.

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

A and B Note Workout Structures

The Bank performs A note/B note workout structures as a subset of the Bank’s troubled debt restructuring strategy.  The amount of loans restructured using this structure was $16.5 million and $21.4 million as of June 30, 2012 and December 31, 2011, respectively.

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

The following tables summarize our performing non-covered restructured loans by loan type and region as of June 30, 2012 and December 31, 2011:

Non-Covered Restructured Loans by Type and Region

(in thousands)

	June 30, 2012
		Northwest	Southern	Northern	Central	Greater Bay
	Washington	Oregon	Oregon	California	California	California	Total
Commercial real estate
Term & multifamily	$-	$10,837	$3,870	$-	$6,025	$-	$20,732
Construction & development	-	8,854	-	-	5,584	-	14,438
Residential development	-	9,948	-	-	8,925	-	18,873
Commercial	-
Term	-	-	-	672	-	-	672
LOC & other	-	-	-	-	-	-	-
Residential	-
Mortgage	-	-	-	-	-	-	-
Home equity loans & lines	-	-	-	-	-	127	127
Consumer & other	-	-	-	-	-	-	-
Total	$-	$29,639	$3,870	$672	$20,534	$127	$54,842

(in thousands)
	December 31, 2011
		Northwest	Southern	Northern	Central	Greater Bay
	Washington	Oregon	Oregon	California	California	California	Total
Commercial real estate
Term & multifamily	$-	$10,147	$5,243	$-	$7,221	$-	$22,611
Construction & development	-	8,967	-	-	11,029	-	19,996
Residential development	-	15,138	-	-	18,826	-	33,964
Commercial
Term	-	-	-	672	3,191	-	3,863
LOC & other	-	-	-	-	-	-	-
Residential
Mortgage	-	-	-	-	-	-	-
Home equity loans & lines	-	-	-	-	-	129	129
Consumer & other	-	-	-	-	-	-	-
Total	$-	$34,252	$5,243	$672	$40,267	$129	$80,563

The following table presents a distribution of our performing non-covered restructured loans by year of maturity, according to the restructured terms, as of June 30, 2012:

(in thousands)

Year	Amount
2012	$28,701
2013	9,955
2014	1,548
2015	4,477
2016	9,489
Thereafter	672
Total	$54,842

The Bank has had a  varying degree of success with different types of concessions.  The following table presents the percentage of troubled debt restructurings, by type of concession, at June 30, 2012 that have performed and are expected to perform according to the troubled debt restructuring agreement:

June 30, 2012
Term	81%
Payment	96%
Combination	76%

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

Covered Non-Performing Assets

Covered non-performing assets totaled $9.2 million, or 0.08% of total assets at June 30, 2012 as compared to $19.5 million, or 0.17% of total assets at December 31, 2011. These covered nonperforming assets are subject to shared-loss agreements with the FDIC. The following tables summarize our covered non-performing assets by loan type as of June 30, 2012 and December 31, 2011:

(in thousands)
	June 30, 2012
	Evergreen	Rainier	Nevada Security	Total
Covered other real estate owned:
Commercial real estate
Term & multifamily	$914	$574	$3,229	$4,717
Construction & development	36	825	2,104	2,965
Residential development	347	640	249	1,236
Commercial
Term	126	-	-	126
LOC & other	-	-	-	-
Residential
Mortgage	69	78	-	147
Home equity loans & lines	-	-	-	-
Consumer & other	-	-	-	-
Total	$1,492	$2,117	$5,582	$9,191

(in thousands)
	December 31, 2011
	Evergreen	Rainier	Nevada Security	Total
Covered other real estate owned:
Commercial real estate
Term & multifamily	$914	$1,827	$8,525	$11,266
Construction & development	36	1,053	2,621	3,710
Residential development	351	2,359	1,301	4,011
Commercial
Term	-	-	188	188
LOC & other	-	-	-	-
Residential
Mortgage	69	247	-	316
Home equity loans & lines	-	-	-	-
Consumer & other	-	-	-	-
Total	$1,370	$5,486	$12,635	$19,491

Total Non-Performing Assets

The following tables summarize our total (including covered and non-covered) nonperforming assets at June 30, 2012 and December 31, 2011:

(dollars in thousands)

	June 30,	December 31,
	2012	2011
Loans on non-accrual status	$81,897	$80,562
Loans past due 90 days or more and accruing	8,073	10,821
Total non-performing loans	89,970	91,383
Other real estate owned	36,075	53,666
Total non-performing assets	$126,045	$145,049

Asset quality ratios:
Total non-performing assets to total assets	1.09%	1.25%
Total non-performing loans to total loans	1.35%	1.40%

Allowance for NON-COVERED Loan and lease Losses and Reserve for Unfunded Commitments

The allowance for non-covered loan and lease losses (“ALLL”) totaled $83.6 million at June 30, 2012, a decrease of $9.4 million from the $93.0 million at December 31, 2011. The decrease in the ALLL from the prior year-end results is principally attributable to net charge-offs exceeding the non-covered provision for loan and lease losses. The following table shows the activity in the ALLL for the three months and six ended June 30,  2012 and 2011:

Allowance for Non-Covered Loan and Lease Losses

(in thousands)
	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Balance, beginning of period	$86,670	$97,833	$92,968	$101,921
Loans charged off:
Commercial real estate	(7,342)	(12,883)	(13,114)	(24,314)
Commercial	(3,115)	(3,179)	(6,958)	(11,355)
Residential	(925)	(2,195)	(3,513)	(2,929)
Consumer & other	(220)	(354)	(708)	(888)
Total loans charged off	(11,602)	(18,611)	(24,293)	(39,486)
Recoveries:
Commercial real estate	352	2,208	1,307	3,453
Commercial	1,388	695	3,448	1,091
Residential	72	100	167	121
Consumer & other	100	111	216	206
Total recoveries	1,912	3,114	5,138	4,871
Net charge-offs	(9,690)	(15,497)	(19,155)	(34,615)
Provision charged to operations	6,638	15,459	9,805	30,489
Balance, end of period	$83,618	$97,795	$83,618	$97,795

As a percentage of average non-covered loans and leases (annualized):
Net charge-offs	0.64%	1.10%	0.64%	1.24%
Provision for non-covered loan and lease losses	0.44%	1.10%	0.33%	1.09%
Recoveries as a percentage of charge-offs	16.48%	16.73%	21.15%	12.34%

The decrease in the non-covered allowance for loan and lease losses as of June 30,  2012 in relation to the same periods of the prior year is primarily a result the decrease in provision for loan and lease losses which is a result of improving credit quality of the loan portfolio and decreasing non-performing loans. Additional discussion on the change in provision for loan and lease losses is provided under the heading Provision for Loan and Lease Losses above.

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

The following table sets forth the allocation of the allowance for non-covered loan and lease losses and percent of loans in each category to total loans (excluding deferred loan fees) as of June 30, 2012 and December 31, 2011:

(dollars in thousands)

	June 30, 2012		December 31, 2011
	Amount	%	Amount	%
Commercial real estate	$56,341	64%	$59,574	65%
Commercial	19,587	25%	20,485	25%
Residential	6,652	10%	7,625	10%
Consumer & other	1,038	1%	867	1%
Unallocated	-		4,417
Allowance for non-covered loan and lease losses	$83,618		$92,968

At June 30, 2012, the recorded investment in non-covered loans classified as impaired totaled $140.3 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $0.5 million.  The valuation allowance on impaired loans represents the impairment reserves on performing non-covered restructured loans and nonaccrual loans. At December 31, 2011, the total recorded investment in non-covered impaired loans was $166.3 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $3.8 million.  The valuation allowance on impaired loans represents the impairment reserves on performing restructured loans, nonaccrual loans and two loans included in loans past due 30+ days and accruing at December 31, 2011.

The following table presents a summary of activity in the reserve for unfunded commitments (“RUC”):

Summary of Reserve for Unfunded Commitments Activity

(in thousands)
	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Balance, beginning of period	$1,102	$911	$940	$818
Net change to other expense:
Commercial real estate	10	(15)	48	28
Commercial	12	84	157	130
Residential	(1)	7	(23)	11
Consumer & other	3	1	4	1
Total change to other expense	24	77	186	170
Balance, end of period	$1,126	$988	$1,126	$988

We believe that the ALLL and RUC at June 30,  2012 are sufficient to absorb losses inherent in the loan portfolio and credit commitments outstanding as of that date based on the best information available. This assessment, based in part on historical levels of net charge-offs, loan growth, and a detailed review of the quality of the loan portfolio, involves uncertainty and judgment. Therefore, the adequacy of the ALLL and RUC cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

Allowance for COVERED Loan and lease Losses

The allowance for covered loan and lease losses (“ALLL”) totaled $13.0 million at June 30, 2012, a decrease of $1.3 million from the $14.3 million at December 31, 2011. The decrease in the covered ALLL from the prior year end results from changes in the amount and the timing of expected cash flows on the acquired loans compared to those previously estimated and charge-offs of unpaid principal balance against previously established allowance, as measured on a pool basis.  The following table summarizes activity related to the allowance for covered loan and lease losses by covered loan portfolio segment for the three and six months ended June 30, 2012 and 2011, respectively:

Allowance for Covered Loan and Lease Losses

(in thousands)
	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Balance, beginning of period	$12,635	$8,243	$14,320	$2,721
Loans charged off:
Commercial real estate	(1,159)	(1,128)	(2,090)	(2,564)
Commercial	(299)	(224)	(807)	(322)
Residential	(134)	(254)	(437)	(903)
Consumer & other	(55)	(719)	(533)	(623)
Total loans charged off	(1,647)	(2,325)	(3,867)	(4,412)
Recoveries:
Commercial real estate	304	386	641	669
Commercial	212	40	381	78
Residential	47	60	79	80
Consumer & other	20	60	48	60
Total recoveries	583	546	1,149	887
Net charge-offs	(1,064)	(1,779)	(2,718)	(3,525)
Covered provision charged to operations	1,406	3,755	1,375	11,023
Balance, end of period	$12,977	$10,219	$12,977	$10,219

As a percentage of average covered loans and leases (annualized):
Net charge-offs	0.75%	0.99%	0.93%	0.96%
Provision for covered loan and lease losses	0.99%	2.09%	0.47%	2.99%

The following table sets forth the allocation of the allowance for covered loan and lease losses and percent of covered loans in each category to total loans as of June 30, 2012 and December 31, 2011:

(in thousands)

	June 30, 2012		December 31, 2011
	Amount	%	Amount	%
Commercial real estate	$7,461	80%	$8,939	80%
Commercial	4,547	9%	3,964	9%
Residential	664	10%	991	10%
Consumer & other	305	1%	426	1%
Allowance for covered loan and lease losses	$12,977	100%	$14,320	100%

Mortgage Servicing Rights

The following table presents the key elements of our mortgage servicing rights asset for the three and six months ended June 30,  2012 and 2011, respectively:

Summary of Mortgage Servicing Rights

(in thousands)
	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Balance, beginning of period	$20,210	$15,605	$18,184	$14,454
Additions for new mortgage servicing rights capitalized	3,333	1,073	6,281	2,407
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(969)	(103)	(1,063)	25
Other(2)	(61)	(225)	(889)	(536)
Balance, end of period	$22,513	$16,350	$22,513	$16,350

(1) Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2) Represents changes due to collection/realization of expected cash flows over time.

Information related to our serviced loan portfolio as of June 30, 2012 and December 31, 2011 was as follows:

(dollars in thousands)
	June 30, 2012	December 31, 2011
Balance of loans serviced for others	$2,423,572	$2,009,849
MSR as a percentage of serviced loans	0.93%	0.90%

As of June 30,  2012,  we serviced residential mortgage loans for others with an aggregate outstanding principal balance of $2.4 billion for which servicing assets have been recorded. Mortgage servicing rights are adjusted to fair value quarterly with the change recorded in mortgage banking revenue.

Goodwill and OTHER INTAngible Assets

At June 30, 2012, we had goodwill and other intangible assets of $674.8 million, as compared to $677.2 million at December 31, 2011.  The goodwill recorded in connection with acquisitions represents the excess of the purchase price over the estimated fair value of the net assets acquired.  At June 30, 2012 and December 31, 2011, we had goodwill of $656.1 million.  Goodwill and other intangible assets with indefinite lives are not amortized but instead are periodically tested for impairment.  Management evaluates intangible assets with indefinite lives on an annual basis as of December 31. Additionally, we perform impairment evaluations on an interim basis when events or circumstances indicate impairment potentially exists.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred.  Such indicators may include, among others, a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; adverse action or assessment by a regulator; and unanticipated competition.

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

At June 30, 2012, we had other intangible assets of $18.7 million, as compared to $21.1 million at December 31, 2011. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and are also reviewed for impairment.  We amortize other intangible assets on an accelerated or straight-line basis over an estimated ten to fifteen year life.  No impairment losses separate from the scheduled amortization have been recognized in the periods presented.

Deposits

Total deposits were $9.1 billion at June 30, 2012, a decrease of $104.5 million, or 1.1%, as compared to year-end 2011.  The decrease is primarily due to the run-off of higher priced time deposits.

The following table presents the deposit balances by major category as of June 30,  2012 and December 31, 2011:

Deposits

(dollars in thousands)

	June 30, 2012		December 31, 2011
	Amount	Percentage	Amount	Percentage
Non-interest bearing	$2,021,303	22%	$1,913,121	21%
Interest bearing demand	1,114,196	12%	993,579	11%
Money market	3,413,385	37%	3,661,785	39%
Savings	425,912	5%	386,528	4%
Time, $100,000 or greater	1,552,288	17%	1,629,505	18%
Time, less than $100,000	605,097	7%	652,172	7%
Total	$9,132,181	100%	$9,236,690	100%

The following table presents the average amount of and average rate paid by major category as of the three and six months ended June 30, 2012 and 2011:

(dollars in thousands)

	Three months ended
	June 30,
	2012		2011
	Average	Average	Average	Average
	Deposits	Rate	Deposits	Rate
Non-interest bearing	$1,946,574	-	$1,731,575	-
Interest bearing demand	1,105,796	0.21%	889,085	0.35%
Money market	3,413,211	0.23%	3,360,631	0.53%
Savings	417,473	0.07%	371,300	0.09%
Time	2,112,458	1.06%	2,869,203	1.32%
Total	$8,995,512		$9,221,794

(dollars in thousands)
	Six months ended
	June 30,
	2012		2011
	Average	Average	Average	Average
	Deposits	Rate	Deposits	Rate
Non-interest bearing	$1,914,093	-	$1,688,254	-
Interest bearing demand	1,088,255	0.21%	904,296	0.37%
Money market	3,488,625	0.24%	3,392,011	0.54%
Savings	408,754	0.07%	365,620	0.10%
Time	2,164,350	1.07%	2,924,350	1.34%
Total	$9,064,077		$9,274,531

The Company has an agreement with Promontory Interfinancial Network LLC (“Promontory”) that makes it possible to provide FDIC deposit insurance to balances in excess of current deposit insurance limits.  Promontory’s Certificate of Deposit Account Registry Service (“CDARS”) uses a deposit-matching program to exchange Bank deposits in excess of the current deposit insurance limits for excess balances at other participating banks, on a dollar-for-dollar basis, that would be fully insured at the Bank.  This product is designed to enhance our ability to attract and retain customers and increase deposits, by providing additional FDIC coverage to customers.  CDARS deposits can be reciprocal or one-way.  All of the Bank’s CDARS deposits are reciprocal.  At June 30,  2012 and December 31, 2011, the Company’s CDARS balances totaled $169.0 million and $274.6 million, respectively.  Of these totals, at June 30, 2012 and December 31, 2011, $161.1 million and  $258.3 million, respectively, represented time deposits equal to or greater than $100,000 but were fully insured under current deposit insurance limits.

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

Borrowings

At June 30, 2012, the Bank had outstanding $149.3 million of securities sold under agreements to repurchase and no outstanding federal funds purchased balances. The Bank had outstanding term debt of $254.6 million at June 30, 2012. Term debt outstanding as of June 30, 2012 decreased $1.0 million since December 31, 2011 as a result of accretion of purchase accounting adjustments. Advances from the FHLB amounted to $245.0 million of the total term debt and are secured by investment securities and loans secured by real estate.  The FHLB advances have fixed interest rates ranging from 4.46% to 4.72% and mature in 2016 and 2017.

Junior Subordinated Debentures

We had junior subordinated debentures with carrying values of $186.4 million and $185.4 million at June 30, 2012 and December 31, 2011, respectively.

At June 30, 2012, approximately $219.6 million, or 95% of the total issued amount, had interest rates that are adjustable on a quarterly basis based on a spread over three month LIBOR.  Interest expense for junior subordinated debentures increased slightly for the three and six months ended June 30, 2012, compared to the same period in 2011, primarily resulting from increases in three month and LIBOR.  Although increases in three month LIBOR will increase the interest expense for junior subordinated debentures, we believe that other attributes of our balance sheet will serve to mitigate the impact to net interest income on a consolidated basis.

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

Absent changes to the significant inputs utilized in the discounted cash flow model used to measure the fair value of these instruments at each reporting period, the cumulative discount for each junior subordinated debenture will reverse over time, ultimately returning the carrying values of these instruments to their notional values at their expected redemption dates, in a manner similar to the effective yield method as if these instruments were accounted for under the amortized cost method.   For the three and six months ended June 30, 2012 and 2011, we recorded a loss of $547,000 and $1.1 million as compared to loss of $547,000 and $1.1 million, respectively, resulting from the change in fair value of the junior subordinated debentures recorded at fair value.  Observable activity in the junior subordinated debenture and related markets in future periods may change the effective rate used to discount these liabilities, and could result in additional fair value adjustments (gains or losses on junior subordinated debentures measured at fair value) outside the expected periodic change in fair value had the fair value assumptions remained unchanged.

As noted above, the Dodd-Frank Act limits the ability of certain bank holding companies to treat trust preferred security debt issuances as Tier 1 capital.  As the Company had less than $15 billion in assets at December 31, 2009, under the Dodd-Frank Act, the Company will be able to continue to include its existing trust preferred securities, less the common stock of the Trusts, in Tier 1 capital. However, under a recently issued notice of proposed rulemaking by federal banking regulators to revise the regulatory capital rules to incorporate certain revisions by the Basel Committee on Banking Supervision to the Basel capital framework (Basel III), the trust preferred security debt issuances would be phased out of Tier 1 capital into Tier 2 capital over a 10 year period. If the proposed rulemaking becomes effective, it is possible the Company may accelerate redemption of the existing junior subordinated debentures.  This could result in adjustments to the fair value of these instruments including the acceleration of losses on junior subordinated debentures carried at fair value within non-interest income. At June 30, 2012, the Company's restricted core capital elements were 18.0% of total core capital, net of goodwill and any associated deferred tax liability.

Additional information regarding junior subordinated debentures measured at fair value is included in Note 15 of the Notes to Condensed Consolidated Financial Statements.

All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of June 30,  2012, under guidance issued by the Board of Governors of the Federal Reserve System. Additional information regarding the terms of the junior subordinated debentures, including maturity/redemption dates, interest rates and the fair value election, is included in Note 8 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Cash Flow

The principal objective of our liquidity management program is to maintain the Bank's ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance.  Public deposits represent 11.4% of total deposits at June 30, 2012 and 10.9% at December 31, 2011. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state’s risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $1.9 billion at June 30, 2012 subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $456.9 million subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $160.0 million at June 30, 2012. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company's revenues are obtained from dividends declared and paid by the Bank. There were $20.0 million of dividends paid by the Bank to the Company in the six months ended June 30, 2012.  There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to fund its quarterly cash dividend distributions to common shareholders and meet its ongoing cash obligations, which consist principally of debt service on the $230.1 million (issued amount) of outstanding junior subordinated debentures. As of June 30, 2012, the Company did not have any borrowing arrangements of its own.

As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $0.8 million during the six months ended June 30,  2012. The difference between cash provided by operating activities and net income largely consisted of non-cash items including a $9.8 million provision for non-covered loan and lease losses.

Net cash of $164.7 million provided by investing activities consisted principally of proceeds from investment securities available for sale of $727.8 million, net covered loan paydowns of $56.5 million, net proceeds from the FDIC indemnification asset of $21.4 million, proceeds from the sale of non-covered other real estate owned of $12.2 million, and proceeds from the sale of covered other real estate owned of $8.7 million, partially offset by $419.1 million of purchases of investment securities available for sale, net non-covered loan originations of $239.3 million and purchases of premises and equipment of $12.2 million.

Net cash of $100.5 million used by financing activities primarily consisted of $104.3 million decrease in net deposits, $15.8 million of dividends paid on common stock, and $5.2 million of common stock repurchased, partially offset by $24.7 million increase in net securities sold under agreements to repurchase.

Although we expect the Bank's and the Company's liquidity positions to remain satisfactory during 2012, it is possible that our deposit growth for 2012 may not be maintained at previous levels due to pricing pressure or, in order to generate deposit growth, our pricing may need to be adjusted in a manner that results in increased interest expense on deposits.

Off-balance-Sheet Arrangements

Information regarding Off-Balance-Sheet Arrangements is included in Note 9 of the Notes to Condensed Consolidated Financial Statements.

Concentrations of Credit Risk

Information regarding Concentrations of Credit Risk is included in Note 9 of the Notes to Condensed Consolidated Financial Statements.

Capital Resources

Shareholders' equity at June 30, 2012 was $1.7 billion, an increase of $24.4 million from December 31, 2011. The increase in shareholders' equity during the six months ended June 30, 2012 was principally due to net income of $48.8 million for the six month period, offset by common stock dividends declared of $18.0 million and stock repurchased of $5.2 million.

The following table shows Umpqua Holdings’ consolidated and Umpqua Bank’s capital adequacy ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a “well-capitalized” institution at June 30,  2012 and December 31, 2011:

(dollars in thousands)

			For Capital		To be Well
	Actual		Adequacy purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2012:
Total Capital
(to Risk Weighted Assets)
Consolidated	$1,317,701	17.20%	$612,884	8.00%	$766,105	10.00%
Umpqua Bank	$1,200,847	15.69%	$612,287	8.00%	$765,358	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$1,221,903	15.95%	$306,433	4.00%	$459,650	6.00%
Umpqua Bank	$1,105,158	14.44%	$306,138	4.00%	$459,207	6.00%
Tier I Capital
(to Average Assets)
Consolidated	$1,221,903	11.43%	$427,613	4.00%	$534,516	5.00%
Umpqua Bank	$1,105,158	10.34%	$427,527	4.00%	$534,409	5.00%

As of December 31, 2011:
Total Capital
(to Risk Weighted Assets)
Consolidated	$1,287,560	17.16%	$600,261	8.00%	$750,326	10.00%
Umpqua Bank	$1,163,611	15.53%	$599,413	8.00%	$749,267	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$1,193,740	15.91%	$300,123	4.00%	$450,185	6.00%
Umpqua Bank	$1,069,914	14.28%	$299,696	4.00%	$449,544	6.00%
Tier I Capital
(to Average Assets)
Consolidated	$1,193,740	10.91%	$437,668	4.00%	$547,085	5.00%
Umpqua Bank	$1,069,914	9.78%	$437,593	4.00%	$546,991	5.00%

The Company’s share repurchase plan, which was first approved by the Board and announced in August 2003, was amended on September 29, 2011 to increase the number of common shares available for repurchase under the plan to 15 million shares.  The repurchase program will run through June 2013. As of June 30, 2012,  a total of 12.3 million shares remained available for repurchase. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan.  In addition, our stock plans provide that option and award holders may pay for the exercise price and tax withholdings in part or whole by tendering previously held shares.

The Company’s dividend policy considers, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth to determine the amount of dividends declared, if any, on a quarterly basis. There is no assurance that future cash dividends on common shares will be declared or increased. The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three and six months ended June 30,  2012 and 2011:

Cash Dividends and Payout Ratios per Common Share

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Dividend declared per common share	$0.09	$0.05	$0.16	$0.10
Dividend payout ratio	43%	33%	37%	37%

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of June 30,  2012 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.             Controls and Procedures

Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic SEC filings. The disclosure controls and procedures were last evaluated by management as of June 30,  2012.

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

In our Form 10-K for the period ending December 31, 2011, we initially reported on a class action lawsuit filed in the U.S. District Court for the Northern District of California against the Bank by Amber Hawthorne relating to overdraft fees and check posting order.  There have been no material developments in the case since it was filed.

See Note 9 of the Notes to the Condensed Consolidated Financial Statements for a discussion of the Company’s involvement in litigation pertaining to Visa Inc.

Item 1A.   Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under "Part I--Item 1A--Risk Factors" in our Form 10-K for the year ended December 31, 2011.   These factors could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

Proposed Rules Will Require Increased Capital, Disqualify TRUPS as Tier 1 Capital and Accelerate the Accretion of a Fair Value Discount.

In June 2012, federal banking regulators jointly proposed rules that would update the agencies’ general risk based and leverage capital requirements to incorporate “Basel III” capital requirements and implement section 171 of the Dodd Frank Act.  The proposed rules would be phased in over the next 10 years, beginning January 1, 2013.  Among other things, the proposed rules would require that we maintain a common equity Tier 1 capital ratio of 4.5%, a Tier 1 capital ratio of 6%, a total capital ratio of 8% and a leverage ratio of 4%.  In addition, we would have to maintain an additional capital conservation buffer of 2.5% of total risk weighted assets or be subject to limitations on dividends and other capital distributions, as well as limiting discretionary bonus payments to executive officers.  Under the proposed rules, trust preferred securities/junior subordinated debentures (TRUPS) would be phased out of Tier 1 capital at a rate of 10% per year over a 10 year period.  TRUPS now constitute approximately 18% of our Tier 1 capital.  In addition, we would be required to accelerate the accretion of an approximate $50 million fair value discount in our TRUPS portfolio over a more accelerated time period than anticipated prior to the proposed rules being issued.  These proposals may require us to raise more common capital or other capital that qualifies as Tier 1 capital. The application of more stringent capital requirements could, among other things, result in lower returns on invested capital and result in regulatory actions if we were to be unable to comply with such requirements. However, based on the current components and levels of our capital and assets, we believe that we would be in compliance with the requirements in the proposed rules if they were currently in effect. The proposed rules are currently open for comment and there is no assurance that the Basel III related proposals will be adopted in their current form, what changes may be made prior to adoption, or when the final rules will be effective.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

(a)            Not applicable

(b)            Not applicable

(c)        The following table provides information about repurchases of common stock by the Company during the quarter ended June  30,  2012:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
4/1/12 - 4/30/12	27	$13.14	-	12,268,536
5/1/12 - 5/31/12	1,161	$12.64	-	12,268,536
6/1/12 - 6/30/12	243	$12.37	16,415	12,252,121
Total for quarter	1,431	$12.60	16,415

(1) Common shares repurchased by the Company during the quarter consist of cancellation of 1,431 restricted stock awards and no restricted stock units to pay withholding taxes.  During the three months ended June 30,  2012,  no common shares were repurchased in connection with option exercises and 16,415 shares were repurchased pursuant to the Company’s publicly announced corporate stock repurchase plan described in (2) below.

(2) The Company’s share repurchase plan, which was first approved by its Board of Directors and announced in August 2003, was amended on September 29, 2011 to increase the number of common shares available for repurchase under the plan to 15 million shares.  The repurchase program will run through June 2013. As of June 30, 2012, a total of 12.3 million shares remained available for repurchase. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan.

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

                                                            UMPQUA HOLDINGS CORPORATION

(Registrant)

Dated            August 1, 2012                                    ______________________________________

                                                            Raymond P. Davis

                                                            President and Chief Executive Officer

Dated            August 1, 2012                                    ______________________________________

Ronald L. Farnsworth

                                                            Executive Vice President/ Chief Financial Officer and

                                                            Principal Financial Officer

Dated            August 1, 2012                                    ______________________________________

Neal T. McLaughlin

                                                            Executive Vice President/Treasurer and

                                                            Principal Accounting Officer

EXHIBIT INDEX

Exhibit

2.1

(a) Agreement and Plan of Reorganization by and among Umpqua Bank and American Perspective Bank dated April 9, 2012. This agreement was terminated by American Perspective Bank in accordance with its terms on April 30, 2012

3.1	(b) Restated Articles of Incorporation with designation of Fixed Rate Cumulative Perpetual Preferred Stock, Series A and designation of Series B Common Stock Equivalent preferred stock

3.2	(c) Bylaws, as amended

4.1	(d) Specimen Common Stock Certificate

10.1	Form of Restricted Stock Agreement issued January 27, 2012 in varying amounts, to named executive officers, Raymond David, Brad Copeland, Ronald Farnsworth, Cort O’Haver and Mark Wardlow

10.2	Restricted Stock Unit Agreement issued January 27, 2012 to Raymond Davis

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

**Indicates compensatory plan or arrangement

(a)	Incorporated by reference to Exhibit 2.1 to Form 8-K filed April 10, 2012
(b)	Incorporated by reference to Exhibit 3.1 to Form 10-Q filed May 7, 2010
(c)	Incorporated by reference to Exhibit 3.2 to Form 8-K filed April 22, 2008
(d)	Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 (No. 333-77259) filed with the SEC on April 28, 1999