Form 10-Q/A
period 2012-06-30
UMPQUA HOLDINGS CORP
filed 2012-08-02
CIK 1077771

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

Umpqua Holdings Corporation (referred to as “we”, “our” or “the Company”) is filing this Amendment No. 1 (this “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 1, 2012 (the “Form 10-Q”), for the sole purpose of correcting an error within its Interactive Data File included in the Form 10-Q filing as Exhibit 101. In the previously-furnished Interactive Data File, Note 2 – Investment Securities was not block-text tagged. No other changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No.1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UMPQUA HOLDINGS CORPORATION
(Registrant)

Dated August 2, 2012	/s/ Raymond P. Davis
Raymond P. Davis
President and Chief Executive Officer

Dated August 2, 2012	/s/ Ronald L. Farnsworth
Ronald L. Farnsworth
Executive Vice President/ Chief Financial Officer and
Principal Financial Officer

Dated August 2, 2012	/s/ Neal T. McLaughlin
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