Form 10-K
period 2012-12-31
UMPQUA HOLDINGS CORP
filed 2013-02-15
CIK 1077771

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: December 31, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [x]  No [  ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the

Act. Yes [  ] No [x]

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

[X]   Yes   [  ]   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[X]   Large accelerated filer   [  ]   Accelerated filer   [  ]   Non-accelerated filer   [  ]   Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ]   Yes   [X]   No

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2012, based on the closing price on that date of $13.16 per share, and 110,488,100 shares held was $1,454,023,396.

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practical date:

The number of shares of the Registrant’s common stock (no par value) outstanding as of January 31, 2013 was 111,946,043.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2013 Annual Meeting of Shareholders of Umpqua Holdings Corporation are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

UMPQUA HOLDINGS CORPORATION

FORM 10-K CROSS REFERENCE INDEX

PART I

ITEM 1. BUSINESS.

This Annual Report on Form 10-K contains  forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. These statements may include statements that expressly or implicitly predict future results, performance or events. Statements other than statements of historical fact are forward-looking statements. You can find many of these statements by looking for words such as “anticipates,” “expects,” “believes,” “estimates” and “intends” and words or phrases of similar meaning. We make forward-looking statements regarding projected sources of funds, availability of acquisition and growth opportunities, dividends, adequacy of our allowance for loan and lease losses and provision for loan and lease losses, our commercial real estate portfolio and subsequent chargeoffs. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections expressed in forward-looking statements include those set forth in our filings with the SEC, Item 1A of this Annual Report on Form 10-K, and the following:

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

•  the impact of proposed “Basel III” capital rules that could require the Company to write down its trust preferred securities over an accelerated schedule.

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

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may obtain these reports, and any amendments, from the SEC's website at www.sec.gov. You may obtain copies of these reports, and any amendments, through our website at www.umpquaholdingscorp.com. These reports are available through our website as soon as reasonably practicable after they are filed electronically with the SEC. All of our SEC filings since November 14, 2002 have been made available on our website within two days of filing with the SEC.

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

Capitalize On Innovative Product Delivery System.  Our philosophy has been to develop an environment for the customer that makes the banking experience relevant and enjoyable. With this approach in mind, we have developed a unique store concept that offers “one-stop” shopping and includes distinct physical areas or boutiques, such as a “serious about service center,” an “investment opportunity center” and a “computer café,” which make the Bank's products and services more tangible and accessible. In 2006, we introduced our “Neighborhood Stores” and in 2007, we introduced the Umpqua “Innovation Lab.” In 2010, we introduced the next generation version of our Neighborhood Store in the Capitol Hill area of Seattle, Washington. We are continuing to remodel existing and acquired stores in metropolitan locations to further our retail vision and have a consistent brand experience.

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

Marketing and Sales

Our goal of increasing our share of financial services in our market areas is driven by a marketing and sales strategy with the following key components:

Media Advertising. Our comprehensive marketing campaigns aim to strengthen the Umpqua Bank brand and heighten public awareness about our innovative delivery of financial products and services. The Bank has been recognized nationally for its use of new media and unique approach. From programs like Umpqua's Discover Local Music Project and ice cream trucks, to campaigns like "Save Hard Spend Smart" and the "Lemonaire," Umpqua is utilizing nontraditional media channels and leveraging mass market media in new ways. In 2005 Umpqua dubbed the term "hand-shake marketing" to describe the Company's fresh approach to localized marketing.

Retail Store Concept.  As a financial services provider, we believe that the store environment is critical to successfully market and sell products and services. Retailers traditionally have displayed merchandise within their stores in a manner designed to encourage customers to purchase their products. Purchases are made on the spur of the moment due to the products' availability and attractiveness. Umpqua Bank believes this same concept can be applied to financial institutions and accordingly displays financial services and products through tactile merchandising within our stores. Unlike many financial institutions whose strategy is to discourage customers from visiting their facilities in favor of ATMs or other forms of electronic banking, we encourage customers to visit our stores, where they are greeted by well-trained sales associates and encouraged to browse and to make “impulse purchases.” Our “Next Generation” store model includes features like free wireless, free use of laptop computers, opening rooms with refrigerated beverages and innovative products packaging like MainStreet for businesses – a package that includes relationship pricing for deposit and loan products, and invitation to “Business Therapy” seminars. The stores host a variety of after-hours events, from poetry readings to seminars on how to build an art collection. To bring financial services to our customers in a cost-effective way, we introduced “Neighborhood Stores.” We build these stores in established neighborhoods and design them to be neighborhood hubs. These stand-alone full-service stores are smaller and emphasize advanced technology. To strengthen brand recognition, all Neighborhood Stores are similar in appearance. Umpqua’s “Innovation Lab” is a one-of-a-kind location, showcasing emerging and existing technologies that foster community and redefine what consumers can expect from a banking experience. As a testing ground for new initiatives, the Lab will change regularly to feature new technology, products, services and community events.

Service Culture.  Umpqua believes strongly that if we lead with a service culture, we will have more opportunity to sell our products and services and to create deeper customer relationships across all divisions, from retail to mortgage and commercial. Although a successful marketing program will attract customers to visit, a service environment and a well-trained sales team are critical to selling our products and services. We believe that our service culture has become well established throughout the organization due to our unique facility designs and ongoing training of our associates on all aspects of sales and service. We provide training at our in-house training facility, known as “The World's Greatest Bank University,” to recognize and celebrate exceptional service, and pay commissions for the sale of the Bank's products and services. This service culture has helped transform us from a traditional community bank to a nationally recognized marketing company focused on selling financial products and services.

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

Deposit Products.  We offer a traditional array of deposit products, including non-interest bearing checking accounts, interest bearing checking and savings accounts, money market accounts and certificates of deposit. These accounts earn interest at rates established by management based on competitive market factors and management's desire to increase certain types or maturities of deposit liabilities. Our approach is to tailor fit products and bundle those that meet the customer’s needs. This approach is designed to add  value for the customer, increase products per household and produce higher service fee income.

Private Bank.    Umpqua Private Bank serves high net worth individuals with liquid investable assets by providing customized financial solutions and offerings. The private bank is designed to augment Umpqua’s existing high-touch customer experience, and works collaboratively with the Bank’s affiliate retail brokerage Umpqua Investments and with the independent investment management firm Ferguson Wellman Capital Management, to offer a comprehensive, integrated approach that meets clients’ financial goals, including financial planning, trust services and investments.    Umpqua entered into a strategic alliance with Ferguson Wellman in the fall of 2009 to further enhance our offerings to individuals, unions and corporate retirement plans, endowments and foundations.

Retail Brokerage Services.  Umpqua Investments provides a full range of brokerage services including equity and fixed income products, mutual funds, annuities, options, retirement planning and money management services. Additionally, Umpqua Investments offers life insurance. At December 31, 2012, Umpqua Investments had 41 Series 7-licensed financial advisors serving clients at four stand-alone retail brokerage offices, one location located within a retirement facility, and “Investment Opportunity Centers” located in many Bank stores.

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

Many of our stores are located in markets that have historically experienced growth below statewide averages. During the past several years, the States of Oregon, California, Washington, and Nevada have experienced economic difficulties. To the extent the fiscal condition of state and local governments does not improve, there could be an adverse effect on business conditions in the affected state that would negatively impact the prospects for the Bank's operations located there.

The following table presents the Bank’s market share percentage for total deposits as of June 30, 2012, in each county where we have operations. The table also indicates the ranking by deposit size in each market. All information in the table was obtained from SNL Financial of Charlottesville, Virginia, which compiles deposit data published by the FDIC as of June 30, 2012 and updates the information for any bank mergers and acquisitions completed subsequent to the reporting date.

Oregon
	Market	Market	Number
County	Share	Rank	of Stores
Benton	6.4%	7	1
Clackamas	4.0%	7	5
Coos	39.0%	1	5
Curry	23.6%	2	1
Deschutes	4.8%	8	5
Douglas	62.4%	1	9
Jackson	16.1%	1	9
Josephine	16.7%	2	5
Lane	17.0%	1	9
Lincoln	11.7%	5	2
Linn	11.8%	5	3
Marion	8.6%	5	3
Multnomah	3.0%	6	16
Washington	4.1%	7	5

California
	Market	Market	Number
County	Share	Rank	of Stores
Amador	5.4%	7	1
Butte	3.2%	10	2
Calaveras	24.4%	2	4
Colusa	39.1%	1	2
Contra Costa	0.2%	23	2
El Dorado	7.4%	4	5
Glenn	31.1%	2	2
Humboldt	24.9%	1	7
Lake	16.4%	3	2
Marin	1.9%	12	3
Mendocino	3.3%	7	1
Napa	12.0%	3	7
Placer	7.0%	3	9
Sacramento	1.0%	17	6
San Francisco	0.0%	42	1
San Joaquin	0.6%	17	1
Shasta	2.3%	9	1
Solano	3.5%	9	4
Sonoma	0.5%	17	3
Stanislaus	0.8%	15	2
Sutter	15.0%	2	2
Tehama	16.7%	1	2
Trinity	26.3%	2	1
Tuolumne	17.2%	3	5
Yolo	2.6%	12	1
Yuba	26.2%	1	2

Washington
	Market	Market	Number
County	Share	Rank	of Stores
Clark	7.8%	7	5
King	0.6%	17	15
Pierce	3.6%	8	11
Snohomish	0.7%	21	1

Nevada
	Market	Market	Number
County	Share	Rank	of Stores
Washoe	0.4%	8	4

Lending and Credit Functions

The Bank makes both secured and unsecured loans to individuals and businesses. At December 31, 2012, commercial real estate, commercial, residential, and consumer and other represented approximately 63%, 26%, 10%, and 1%, respectively, of the total non-covered loan and lease portfolio.

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

The Bank may also maintain an unallocated allowance amount to provide for other credit losses inherent in a loan and lease portfolio that may not have been contemplated in the credit loss factors. This unallocated amount generally comprises less than 10% of the allowance, but may be maintained at higher levels during times of deteriorating economic conditions characterized by falling real estate values. The unallocated amount is reviewed periodically based on trends in credit losses, the results of credit reviews and overall economic trends. As of December 31, 2012,  there was no unallocated allowance amount.

Management believes that the ALLL was adequate as of December 31, 2012. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.  Approximately 79% of our total loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the ALLL. The U.S. recession, the housing market downturn, and declining real estate values in our markets have negatively impacted aspects of our residential development, commercial real estate, commercial construction and commercial loan portfolios. A renewed deterioration or a prolonged delay in economic recovery in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan and lease losses.

Employees

As of December 31, 2012, we had a total of 2,376 full-time equivalent employees. None of the employees are subject to a collective bargaining agreement and management believes its relations with employees to be good. Umpqua Bank was named #55 on Fortune magazine’s 2013 list of “100 Best Companies to Work For”, #69 on the 2012 list, #25 on the 2011 list, and #23 on the 2010 list. Information regarding employment agreements with our executive officers is contained in Item 11 below, which item is incorporated by reference to our proxy statement for the 2013 annual meeting of shareholders.

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

Federal and State Bank Regulation.  Umpqua Bank, as a state chartered bank with deposits insured by the FDIC, is primarily subject to the supervision and regulation of the Oregon Department of Consumer and Business Services Division of Finance and Corporate Securities, the Washington Department of Financial Institutions, the California Department of Financial Institutions, the Nevada Division of Financial Institutions, the FDIC and the Consumer Financial Protection Bureau (CFPB). These agencies may prohibit the Bank from engaging in what they believe constitute unsafe or unsound banking practices. Our primary state regulator (the State of Oregon) regularly examines the Bank or participates in joint examinations with the FDIC.

The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of financial institutions within its jurisdiction, the FDIC evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or new facility. A less than “Satisfactory” rating would result in the suspension of any growth of the Bank through acquisitions or opening de novo branches until the rating is improved. As of the most recent CRA examination in April 2010, the Bank's CRA rating was “Satisfactory.”

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

On February 7, 2011, the FDIC adopted a final rule modifying the risk-based assessment system from a domestic deposit base to a scorecard based assessment system, effective April 1, 2011. Effective as of April 1, 2011, the Bank was categorized as a large institution as the Bank has more than $10 billion in assets. The initial base assessment rates range from five to 35 basis points.  After potential adjustments related to unsecured debt and brokered deposit balances, the final total assessment rates range from 2.5 to 45 basis points.  Initial base assessment rates for large institutions ranged from five to 35 basis points.  The Bank’s assessment rate for 2012 fell at the low end of this range. Further increases in the assessment rate could have a material adverse effect on our earnings, depending upon the amount of the increase.

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

In November 2008, the FDIC approved the final ruling establishing the Transaction Account Guarantee Program (“TAGP”) as part of the Temporary Liquidity Guarantee Program (“TLGP”).  Under this program, effective immediately and through December 31, 2009, all non-interest bearing transaction accounts became fully guaranteed by the FDIC for the entire amount in the account.  This unlimited coverage also extended to NOW (interest bearing deposit accounts) earning an interest rate no greater than 0.50% and all IOLTAs (lawyers’ trust accounts).  Coverage under the TAGP, funded through insurance premiums paid by participating financial institutions, was in addition to and separate from the additional coverage announced under EESA. In August 2009, the FDIC extended the TAGP portion of the TLGP through June 30, 2010. In June 2010, the FDIC extended the TAGP portion of the TLGP for an additional six months, from July 1, 2010 to December 31, 2010. The rule required that interest rates on qualifying NOW accounts offered by banks participating in the program be reduced to 0.25% from 0.50%. The rule provided for an additional extension of the program, without further rulemaking, for a period of time not to exceed December 31, 2011. Umpqua elected to participate in the TAGP through the extended period. In July 2010, the Dodd-Frank Act was enacted, which provides for unlimited deposit insurance for noninterest bearing transactions accounts (excluding NOW, but including IOLTAs) beginning December 31, 2010 for a period of two years.  The TAGP expired as of December 31, 2012 and the FDIC will no longer provide separate, unlimited deposit insurance under that program.

The FDIC may terminate the deposit insurance of any insured depository institution if it determines that the institution has engaged in or is engaging in unsafe and unsound banking practices, is in an unsafe or unsound condition or has violated any applicable law, regulation or order or any condition imposed in writing by, or pursuant to, any written agreement with the FDIC. The termination of deposit insurance for the Bank could have a material adverse effect on our financial condition and results of operations due to the fact that the Bank's liquidity position would likely be affected by deposit withdrawal activity.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires federal banking regulators to take “prompt corrective action” with respect to a capital-deficient institution, including requiring a capital restoration plan and restricting certain growth activities of the institution. Umpqua could be required to guarantee any such capital restoration plan required of the Bank if the Bank became undercapitalized. Pursuant to FDICIA, regulations were adopted defining five capital levels: well capitalized, adequately capitalized, undercapitalized, severely undercapitalized and critically undercapitalized. Under the regulations, the Bank is considered “well capitalized” as of December 31, 2012.

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

Regulatory Structure of the Financial Services Industry.  Federal laws and regulations governing banking and financial services underwent significant changes in recent years and are subject to significant changes in the future. From time to time, legislation is introduced in the United States Congress that contains proposals for altering the structure, regulation, and competitive relationships of the nation's financial institutions. If enacted into law, these proposals could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, and other financial institutions. Whether or in what form any such legislation may be adopted or the extent to which our business might be affected thereby cannot be predicted.

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

The USA Patriot Act also increases governmental powers to investigate terrorism, including expanded government access to account records. The Department of the Treasury is empowered to administer and make rules to implement the Act, which to some degree, affects our record-keeping and reporting expenses.  Should the Bank's AML compliance program be deemed insufficient by federal regulators, we would not be able to grow through acquiring other institutions or opening de novo branches.

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

•

Gives the FDIC authority to unwind large failing financial firms. Treasury would supply funds to cover the up-front costs of winding down the failed firm, but the government would have to put a "repayment plan" in place. Regulators would recoup any losses incurred from the wind-down afterwards by assessing fees on financial firms with more than $50 billion in assets;

•

Directs the FDIC to base deposit-insurance assessments on assets minus tangible capital instead of on domestic deposits and requires the FDIC to increase premium rates to raise the Deposit Insurance Fund's (DIF) minimum reserve ratio from 1.15% to 1.35% by September 30, 2020. Banks, like Umpqua, with consolidated assets greater than $10 billion would pay the increased premiums;

•	Extended the FDIC's Transaction Account Guarantee (TAG) program to December 31, 2012. There was no “opt-out” from the extension;

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

•

Requires federal regulators jointly to prescribe regulations mandating that financial institutions with more than $1 billion in assets to disclose to their regulators their incentive compensation plans to permit the regulators to determine whether the plans provide executive officers, employees, directors or principal shareholders with excessive compensation, fees or benefits, or could lead to material financial loss to the institution;

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

•

Establishes a modified version of the “Volcker Rule” and generally prohibits banks from engaging in proprietary trading or holding or obtaining an interest in a hedge fund or private equity fund, to the extent that it would exceed 3% of its Tier 1 capital. A bank's interest in any single hedge fund or private equity fund may not exceed 3% of the assets of that fund.

Joint Agency Guidance on Incentive Compensation.  On June 21, 2010, federal banking regulators issued final joint agency guidance on Sound Incentive Compensation Policies.  This guidance applies to executive and non-executive incentive compensation plans administered by banks.  The guidance says that incentive compensation programs must:

•	Provide employees incentives that appropriately balance risk and reward.
•	Be compatible with effective controls and risk- management;
•	Be supported by strong corporate governance, including active and effective oversight by the board;

The Federal Reserve reviews, as part of the regular, risk-focused examination process, the incentive compensation arrangements of the Company and other banking organizations. The findings of the supervisory initiatives are included in reports of examination and any deficiencies will be incorporated into the Company’s supervisory ratings, which can affect the Company’s ability to make acquisitions and take other actions.

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

Since 2007, dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment and under-employment have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. The protracted poor economy has led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. We have experienced only moderate improvement in these conditions in the recent past and we don’t expect significant improvement in the economy in the near future. There is a risk that economic conditions will deteriorate. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

•   We face increased regulation of our industry, including as a result of the Dodd-Frank Act. Compliance with such regulation will increase our costs, reduce existing sources of revenue and may limit our ability to pursue business opportunities.

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

•   There may be downward pressure on our stock price.

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

As of December 31, 2012, approximately 79% of our total loan portfolio is secured by real estate, the majority of which is commercial real estate. As a result of increased levels of commercial and consumer delinquencies and declining real estate values, since 2007 we have experienced elevated levels of net charge-offs and allowances for loan and lease reserves. Increases in commercial and consumer delinquency levels or continued declines in real estate market values would require increased net charge-offs and increases in the allowance for loan and lease losses, which could have a material adverse effect on our business, financial condition and results of operations and prospects.

Deterioration in the real estate market could result in loans that we have restructured to become delinquent and classified as non-accrual loans.

At December 31, 2012, impaired loans of $70.6 million were classified as performing restructured loans. We restructured the loans in response to borrower financial difficulty, and generally provided for a temporary modification of loan repayment terms. Loans are reported as restructured when we grant concessions to a borrower experiencing financial difficulties that we would not otherwise consider. Examples of such concessions include forgiveness of principal or accrued interest, extending the maturity dates or providing a lower interest rate than would be normally available for a transaction of similar risk.  In exchange for these concessions, at the time of restructure, we require additional collateral to bring the loan to value to at most 100%.  A further decline in the economic conditions in our general market areas or other factors could adversely impact borrowers with restructured loans and cause borrowers to become delinquent or otherwise default or call into question their ability to repay full interest and principal in accordance with the restructured terms, which would result in the restructured loan being reclassified as non-accrual.

The effects of the economic recession have been particularly severe in our primary market areas in the Pacific Northwest, Northern California, and Nevada.

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

In connection with Umpqua Bank’s assumption of the banking operations of Evergreen Bank, Rainier Pacific Bank, and Nevada Security Bank, the Bank and the FDIC entered into Whole Bank Purchase and Assumption Agreements with Loss-Share.  Our decisions regarding the fair value of assets acquired, including the FDIC loss-sharing assets, could be inaccurate which could materially and adversely affect our business, financial condition, results of operations, and future prospects. Management makes various assumptions and judgments about the collectability of the acquired loans, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. In FDIC-assisted acquisitions that include loss-sharing agreements, we record a loss-sharing asset that reflects our estimate of the timing and amount of future losses that are anticipated to occur in and used to value the acquired loan portfolio. In determining the size of the loss-sharing asset, we analyze the loan portfolio based on historical loss experience, volume and classification of loans, volume and trends in delinquencies and nonaccruals, local economic conditions, and other pertinent information.

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

Management must certify to the FDIC on a quarterly basis our compliance with the terms of the FDIC loss-sharing agreements as a prerequisite to obtaining reimbursement from the FDIC for realized losses on covered assets. The required terms of the agreements are extensive and failure to comply with any of the guidelines could result in a specific asset or group of assets permanently losing their loss-sharing coverage. Additionally, management may decide to forgo loss-share coverage on certain assets to allow greater flexibility over the management of certain assets. As of December 31, 2012, $487.5 million, or 4.1%, of the Company's assets were covered by the aforementioned FDIC loss-sharing agreements.

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

Our near-term business strategy includes pursuing the acquisition of banks within or in proximity to our geographic footprint that may be operating under capital constraints, regulatory pressure or other competitive disadvantages as well as analyzing and bidding on failing banks that the FDIC plans to place in receivership.  Traditional merger and acquisition transactions have been infrequent in the past few years, but we expect that the volume may be increasing as banks work through their problem loan portfolios.  However, many target banks may be valued at a discount to their book value, making transactions difficult to conclude.  In addition, the FDIC may not place banks that meet our strategic objectives into receivership and the bidding process for failing banks has become very competitive.  We may not be able to match or beat the bids of other acquirers unless we bid aggressively by increasing the premium paid on assumed deposits or reducing the discount bid on assets purchased, which could make the acquisition less beneficial to the financial performance of the Bank.

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

The widening of the credit risk adjusted rate spreads on potential new issuances of junior subordinated debentures above our contractual spreads and reductions in three month LIBOR rates have contributed to the cumulative positive fair value adjustment in our junior subordinated debentures carried at fair value. Tightening of these credit risk adjusted rate spreads and interest rate volatility may result in recognizing negative fair value adjustments charged to earnings in the future.

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

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations or to support future FDIC-assisted acquisitions. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we may not be able to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations and pursue our growth strategy could be materially impaired. We and Umpqua Bank are currently well capitalized under applicable regulatory guidelines. However, our business could be negatively affected if we or Umpqua Bank failed to remain well capitalized. For example, because Umpqua Bank is well capitalized and we otherwise qualify as a financial holding company, we are permitted to engage in a broader range of activities than are permitted to a bank holding company. Loss of financial holding company status could require that we cease these broader activities. The banking regulators are authorized (and sometimes required) to impose a wide range of requirements, conditions, and restrictions on banks, thrifts, and bank holding companies that fail to maintain adequate capital levels.  Further, proposed rules to incorporate Basel III capital requirements may become applicable to us beginning January 1, 2013.

Proposed rules will require increased capital, disqualify TRUPS as Tier 1 Capital and accelerate the accretion of a fair value discount.

In June 2012, federal banking regulators jointly proposed rules that would update the agencies’ general risk based and leverage capital requirements to incorporate “Basel III” capital requirements and implement section 171 of the Dodd Frank Act.  The proposed rules would be phased in over the next 10 years, beginning January 1, 2013.  Among other things, the proposed rules would require that we maintain a common equity Tier 1 capital ratio of 4.5%, a Tier 1 capital ratio of 6%, a total capital ratio of 8% and a leverage ratio of 4%.  In addition, we would have to maintain an additional capital conservation buffer of 2.5% of total risk weighted assets or be subject to limitations on dividends and other capital distributions, as well as limiting discretionary bonus payments to executive officers.  Under the proposed rules, trust preferred securities/junior subordinated debentures (TRUPS) would be phased out of Tier 1 capital at a rate of 10% per year over a 10 year period.  TRUPS now constitute approximately 18% of our Tier 1 capital.  In addition, we would be required to accelerate the accretion of an approximate $49 million fair value discount in our TRUPS portfolio over a more accelerated time period than anticipated prior to the proposed rules being issued.  These proposals may require us to raise more common capital or other capital that qualifies as Tier 1 capital. The application of more stringent capital requirements could, among other things, result in lower returns on invested capital and result in regulatory actions if we were to be unable to comply with such requirements. However, based on the current components and levels of our capital and assets, we believe that we would be in compliance with the requirements in the proposed rules if they were currently in effect. There is no assurance that the Basel III-related proposals will be adopted in their current form, what changes may be made prior to adoption, or when the final rules will be effective.

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

In past years, the Company’s common stock had traded at a price below its book value, including goodwill and other intangible assets. The valuation of goodwill is estimated using discounted cash flows of forecasted earnings, estimated sales price based on recent observable market transactions and market capitalization based on current stock price. If impairment was deemed to exist, a write down of goodwill would occur with a charge to earnings.

We have a gross deferred tax asset position of $106.0 million at December 31, 2012, and we are required to assess the recoverability of this asset on an ongoing basis.

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

Umpqua is among the fastest-growing community financial services organizations in the United States. Since 2000, we have completed the acquisition and integration of 11 other financial institutions. There is no assurance that future acquisitions will be successfully integrated. We have announced our intent to pursue FDIC-assisted acquisition opportunities, traditional M&A transactions, and to open new stores in Oregon, Washington and California to continue our growth strategy. If we pursue our growth strategy too aggressively, or if factors beyond management’s control divert attention away from our integration plans, we might not be able to realize some or all of the anticipated benefits. Moreover, we are dependent on the efforts of key personnel to achieve the synergies associated with our acquisitions. The loss of one or more of our key persons could have a material adverse effect upon our ability to achieve the anticipated benefits.

The financial services industry is highly competitive with respect to deposits, loans and products.

We face pricing competition for loans and deposits. We also face competition with respect to customer convenience, product lines, accessibility of service and service capabilities. Our most direct competition comes from other banks, brokerages, mortgage companies and savings institutions. We also face competition from credit unions, government-sponsored enterprises, mutual fund companies, insurance companies and other non-bank businesses. This significant competition in attracting and retaining deposits and making loans as well as in providing other financial services throughout our market area may impact future earnings and growth. Our success depends, in part, on the ability to adapt products and services to evolving industry standards. There is increasing pressure to provide products and services at lower prices. This can reduce net interest income and non-interest income from fee-based products and services. In addition, new technology-driven products and services are often introduced and adopted, which could require us to make substantial capital expenditures to modify or adapt existing products and services or develop new products and services. We may not be successful in introducing new products and services or those new products may not achieve market acceptance. We could lose business, be forced to price products and services on less advantageous terms to retain or attract clients, or be subject to cost increases. As a result, our business, financial condition or results of operations may be adversely affected.

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

Damage to our brand and reputation could significantly harm our business and prospects.

Our brand and reputation are important assets. Our relationship with many of our customers is predicated upon our reputation as a high quality provider of financial services that adheres to the highest standards of ethics, service quality and regulatory compliance.  We believe that our brand has been, and continues to be, well received in our industry, with current and potential customers, investors and employees.  Our ability to attract and retain customers, investors and employees depends upon external perceptions of us. Damage to our reputation among existing and potential customers, investors and employees could cause significant harm to our business and prospects and may arise from numerous sources, including litigation or regulatory actions, failing to deliver minimum standards of service and quality, lending practices, inadequate protection of customer information, sales and marketing efforts, compliance failures, unethical behavior and the misconduct of employees. Adverse developments with respect to our industry may also, by association, negatively impact our reputation or result in greater regulatory or legislative scrutiny or litigation against us.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The executive offices of Umpqua and Umpqua Investments are located at One SW Columbia Street in Portland, Oregon in office space that is leased. The Bank owns its main office located in Roseburg, Oregon. At December 31, 2012, the Bank conducted Community Banking activities or operated Commercial Banking Centers at 200 locations, in Northern California, Oregon and Washington along the I-5 corridor; in the San Francisco Bay area, Inland Foothills, Napa and Coastal regions in California; in Bend and along the Coast of Oregon; in greater Seattle and Bellevue, Washington, and in Reno, Nevada, of which 64 are owned and 136 are leased under various agreements. As of December 31, 2012, the Bank also operated 18 facilities for the purpose of administrative and other functions, such as back-office support, of which five are owned and 13 are leased. All facilities are in a good state of repair and appropriately designed for use as banking or administrative office facilities. As of December 31, 2012, Umpqua Investments leased four stand-alone offices from unrelated third parties, one stand-alone office from the Bank, and also leased space in nine Bank stores under lease agreements that are based on market rates.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)            Our common stock is traded on The NASDAQ Global Select Market under the symbol “UMPQ.” As of December 31, 2012, there were 200,000,000 common shares authorized for issuance. The following table presents the high and low sales prices of our common stock for each period, based on inter-dealer prices that do not include retail mark-ups, mark-downs or commissions, and cash dividends declared for each period:

Quarter Ended	High	Low	Cash Dividend Per Share
December 31, 2012	$13.03	$11.17	$0.09
September 30, 2012	$13.88	$11.84	$0.09
June 30, 2012	$13.72	$11.84	$0.09
March 31, 2012	$13.86	$11.72	$0.07

December 31, 2011	$12.83	$8.35	$0.07
September 30, 2011	$12.07	$8.10	$0.07
June 30, 2011	$12.10	$10.83	$0.05
March 31, 2011	$12.81	$10.40	$0.05

As of December 31, 2012, our common stock was held by approximately 4,529 shareholders of record, a number that does not include beneficial owners who hold shares in “street name”, or shareholders from previously acquired companies that have not exchanged their stock. At December 31, 2012, a total of 1.9 million stock options, 763,000 shares of restricted stock and 130,000 restricted stock units were outstanding. Additional information about stock options, restricted stock and restricted stock units is included in Note 22 of the Notes to Consolidated Financial Statements in Item 8 below and in Item 12 below.

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

During 2012, Umpqua's Board of Directors approved a quarterly cash dividend of $0.07 per common share for the first quarter and $0.09 per common share for the second, third and fourth quarters.  These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth. We expect that the dividend rate will be reassessed on a quarterly basis by the Board of Directors in accordance with the dividend policy.

We have a dividend reinvestment plan that permits shareholder participants to purchase shares at the then-current market price in lieu of the receipt of cash dividends. Shares issued in connection with the dividend reinvestment plan are purchased in open market transactions.

Equity Compensation Plan Information

The following table sets forth information about equity compensation plans that provide for the award of securities or the grant of options to purchase securities to employees and directors of Umpqua, its subsidiaries and its predecessors by merger that were in effect at December 31, 2012.

(shares in thousands)
	Equity Compensation Plan Information
	(A)	(B)		(C)

	Number of securities			Number of securities
	to be issued	Weighted average		remaining available for future
	upon exercise of	exercise price of		issuance under equity
	outstanding options	outstanding options,		compensation plans excluding
Plan category	warrants and rights	warrants and rights (4)		securities reflected in column (A)

Equity compensation plans
approved by security holders
2003 Stock Incentive Plan (1)	1,739	$15.19		1,066
2007 Long Term Incentive Plan (2)	130	-		768
Other (3)	149	$17.40		-
Total	2,018	$15.37		1,834

Equity compensation plans
not approved by security holders	-	-		-

Total	2,018	$15.37	-	1,834

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

(2)  At Umpqua’s 2007 Annual Meeting, shareholders approved a 2007 Long Term Incentive Plan.  The plan authorized the issuance of one million shares of stock through awards of performance-based restricted stock unit grants to executive officers. Target grants of 20,000 and maximum grants of 25,000 were approved to be issued in 2012 and target grants of 60,000 and maximum grants of 105,000 were approved to be issued in 2011 under this plan. During 2010, 16,000 units vested and were released and 94,000 units forfeited upon the retirement of an executive. During 2011, 63,300 units vested and were released and 47,475 units forfeited. During 2012, no units vested and were released and 113,750 units forfeited. As of December 31, 2012,  130,000 restricted stock units are expected to vest if the current estimate of performance-based targets is satisfied, and would result in 767,650 securities available for future issuance.

(3)  Includes other Umpqua stock plans and stock plans assumed through previous mergers.

(4)  Weighted average exercise price is based solely on securities with an exercise price.

(b)            Not applicable.

(c)            The following table provides information about repurchases of common stock by the Company during the quarter ended December 31, 2012:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
10/1/12 - 10/31/12	215	$12.69	-	12,244,829
11/1/12 - 11/30/12	37,358	$12.39	-	12,244,829
12/1/12 - 12/31/12	-	$-	133,373	12,111,456
Total for quarter	37,573	$12.39	133,373

(1) Shares repurchased by the Company during the quarter consist of cancellation of 639 restricted shares to pay withholding taxes.  There were 36,934 shares tendered in connection with option exercises and 133,373 shares were repurchased pursuant to the Company’s publicly announced corporate stock repurchase plan described in (2) below.

 (2) The Company’s share repurchase plan, which was first approved by the Board and announced in August 2003, was amended on September 29, 2011 to increase the number of common shares available for repurchase under the plan to 15 million shares.  The repurchase program will run through June 2013. As of December 31, 2012, a total of 12.1 million shares remained available for repurchase. The Company repurchased 512,280 shares in 2012 and 2.5 million shares under the repurchase plan in 2011 and no shares under the repurchase plan in 2010. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan.

During the year ended December 31, 2012, there were 37,720 shares tendered in connection with option exercises. During the year ended December 31, 2011, there were 8,135 shares tendered in connection with option exercises. Restricted shares cancelled to pay withholding taxes totaled 45,873 and 23,158 shares during the years ended December 31, 2012 and 2011, respectively.  There were no restricted stock units cancelled to pay withholding taxes during the year ended December 31, 2012.  Restricted stock units cancelled to pay withholding taxes totaled 22,439 during the year ended December 31, 2011.

Stock Performance Graph

The following chart, which is furnished not filed, compares the yearly percentage changes in the cumulative shareholder return on our common stock during the five fiscal years ended December 31, 2012, with (i) the Total Return Index for NASDAQ Bank Stocks (ii) the Total Return Index for The Nasdaq Stock Market (U.S. Companies) and (iii) the Standard and Poor’s 500. This comparison assumes $100.00 was invested on December 31, 2007, in our common stock and the comparison indices, and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. Price information from December 31, 2007 to December 31, 2012, was obtained by using the NASDAQ closing prices as of the last trading day of each year.

$150.00
$125.00
$100.00
$75.00
$50.00
$25.00
$-
Index Value
12/31/2007
12/31/2008
12/31/2009
12/31/2010
12/31/2011
12/31/2012
Umpqua Holdings Corporation
Nasdaq Bank Stocks
Nasdaq U.S.
S&P 500

Period Ending
	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Umpqua Holdings Corporation	$ 100.00	$ 98.49	$ 93.10	$ 85.95	$ 89.49	$ 87.45
Nasdaq Bank Stocks	$ 100.00	$ 78.46	$ 65.67	$ 74.97	$ 67.10	$ 79.64
Nasdaq U.S.	$ 100.00	$ 60.02	$ 87.24	$ 103.08	$ 102.26	$ 120.42
S&P 500	$ 100.00	$ 63.00	$ 79.68	$ 91.68	$ 93.61	$ 108.59

ITEM 6. SELECTED FINANCIAL DATA.

Umpqua Holdings Corporation

Annual Financial Trends

(In thousands, except per share data)
	2012	2011	2010	2009	2008
Interest income	$ 456,085	$ 501,753	$ 488,596	$ 423,732	$ 442,546
Interest expense	48,849	73,301	93,812	103,024	152,239
Net interest income	407,236	428,452	394,784	320,708	290,307
Provision for non-covered loan and lease losses	21,796	46,220	113,668	209,124	107,678
Provision for covered loan and lease losses	7,405	16,141	5,151	-	-
Non-interest income	136,829	84,118	75,904	73,516	107,118
Non-interest expense	357,314	338,611	311,063	267,178	215,588
Goodwill impairment	-	-	-	111,952	982
Merger related expenses	2,338	360	6,675	273	-
Income (loss) before provision for (benefit from) income taxes	155,212	111,238	34,131	(194,303)	73,177
Provision for (benefit from) income taxes	53,321	36,742	5,805	(40,937)	22,133
Net income (loss)	101,891	74,496	28,326	(153,366)	51,044
Preferred stock dividends	-	-	12,192	12,866	1,620
Dividends and undistributed earnings allocated to participating securities	682	356	67	30	154
Net earnings (loss) available to common shareholders	$ 101,209	$ 74,140	$ 16,067	$ (166,262)	$ 49,270

YEAR END
Assets	$ 11,795,443	$ 11,562,858	$ 11,668,710	$ 9,381,372	$ 8,597,550
Earning assets	10,465,505	10,263,923	10,374,131	8,344,203	7,491,498
Non-covered loans and leases (1)	6,681,080	5,888,098	5,658,987	5,999,267	6,131,374
Covered loans and leases	477,078	622,451	785,898	-	-
Deposits	9,379,275	9,236,690	9,433,805	7,440,434	6,588,935
Term debt	253,605	255,676	262,760	76,274	206,531
Junior subordinated debentures, at fair value	85,081	82,905	80,688	85,666	92,520
Junior subordinated debentures, at amortized cost	110,985	102,544	102,866	103,188	103,655
Common shareholders' equity	1,724,039	1,672,413	1,642,574	1,362,182	1,284,830
Total shareholders' equity	1,724,039	1,672,413	1,642,574	1,566,517	1,487,008
Common shares outstanding	111,890	112,165	114,537	86,786	60,146

AVERAGE
Assets	$ 11,499,499	$ 11,600,435	$ 10,830,486	$ 8,975,178	$ 8,342,005
Earning assets	10,252,167	10,332,242	9,567,341	7,925,014	7,215,001
Non-covered loans and leases (1)	6,153,116	5,723,771	5,783,452	6,103,666	6,118,540
Covered loans and leases	554,078	707,026	681,569	-	-
Deposits	9,124,619	9,301,978	8,607,980	7,010,739	6,459,576
Term debt	254,601	257,496	261,170	129,814	194,312
Junior subordinated debentures	187,139	184,115	184,134	190,491	226,349
Common shareholders' equity	1,701,403	1,671,893	1,589,393	1,315,953	1,254,730
Total shareholders' equity	1,701,403	1,671,893	1,657,544	1,519,119	1,281,220
Basic common shares outstanding	111,935	114,220	107,922	70,399	60,084
Diluted common shares outstanding	112,151	114,409	108,153	70,399	60,424

PER COMMON SHARE DATA
Basic earnings (loss)	$ 0.90	$ 0.65	$ 0.15	$ (2.36)	$ 0.82
Diluted earnings (loss)	0.90	0.65	0.15	(2.36)	0.82
Book value	15.41	14.91	14.34	15.70	21.36
Tangible book value (2)	9.28	8.87	8.39	8.33	8.76
Cash dividends declared	0.34	0.24	0.20	0.20	0.62

(dollars in thousands)
	2012	2011	2010	2009	2008
PERFORMANCE RATIOS
Return on average assets (3)	0.88%	0.64%	0.15%	-1.85%	0.59%
Return on average common shareholders' equity (4)	5.95%	4.43%	1.01%	-12.63%	3.93%
Return on average tangible common shareholders' equity (5)	9.87%	7.47%	1.76%	-26.91%	9.99%
Efficiency ratio (6), (7)	65.54%	65.58%	66.90%	95.34%	54.08%
Average common shareholders' equity to average assets	14.80%	14.41%	14.68%	14.66%	15.04%
Leverage ratio (8)	11.44%	10.91%	10.56%	12.79%	12.38%
Net interest margin (fully tax equivalent) (9)	4.02%	4.19%	4.17%	4.09%	4.07%
Non-interest revenue to total net revenue (10)	25.15%	16.41%	16.13%	18.65%	26.95%
Dividend payout ratio (11)	37.78%	36.92%	133.33%	-8.47%	75.61%

ASSET QUALITY
Non-covered, non-performing loans	$ 70,968	$ 91,383	$ 145,248	$ 199,027	$ 133,366
Non-covered, non-performing assets	88,106	125,558	178,039	223,593	161,264
Allowance for non-covered loan and lease losses	85,391	92,968	101,921	107,657	95,865
Net non-covered charge-offs	29,373	55,173	119,404	197,332	96,717
Non-covered, non-performing loans to non-covered loans and leases	1.06%	1.55%	2.57%	3.32%	2.18%
Non-covered, non-performing assets to total assets	0.75%	1.09%	1.53%	2.38%	1.88%
Allowance for non-covered loan and lease
losses to total non-covered loans and leases	1.28%	1.58%	1.80%	1.79%	1.56%
Allowance for non-covered credit losses to non-covered loans and leases	1.30%	1.59%	1.82%	1.81%	1.58%
Net charge-offs to average non-covered loans and leases	0.48%	0.96%	2.06%	3.23%	1.58%

(1)	Excludes loans held for sale
(2)

Average common shareholders' equity less average intangible assets (excluding MSR) divided by shares outstanding at the end of the year. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Results of Operations – Overview” for the reconciliation of non-GAAP financial measures, in Item 7 of this report.

(3)	Net earnings (loss) available to common shareholders divided by average assets.
(4)	Net earnings (loss) available to common shareholders divided by average common shareholders' equity.
(5)

Net earnings (loss) available to common shareholders divided by average common shareholders' equity less average intangible assets.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Results of Operations – Overview” for the reconciliation of non-GAAP financial measures, in Item 7 of this report.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statements and risk factors

See the discussion of forward-looking statements and risk factors in Part I Item 1 and Item 1A of this report.

Executive Overview

Significant items for the year ended December 31, 2012 were as follows:

Financial Performance

•     Net earnings available to common shareholders per diluted common share were $0.90 for the year ended December 31, 2012, as compared to net earnings available to common shareholders per diluted common share of $0.65 for the year ended December 31, 2011.  Operating earnings per diluted common share, defined as earnings available to common shareholders before net gains or losses on junior subordinated debentures carried at fair value, net of tax, bargain purchase gains, net of tax, merger related expenses, net of tax, and goodwill impairment, divided by the same diluted share total used in determining diluted earnings per common share, were  $0.93 for the year ended December 31, 2012, as compared to operating income  per diluted common share of $0.66 for the year ended December 31, 2011.  Operating income per diluted share is considered a “non-GAAP” financial measure.  More information regarding this measurement and reconciliation to the comparable GAAP measurement is provided under the heading Results of Operations - Overview below.

•     Net interest margin, on a tax equivalent basis, decreased to 4.02% for the year ended December 31, 2012, compared to 4.19% for the year ended December 31, 2011.  The decrease in net interest margin resulted from the decline in non-covered loan yields, the decrease in average covered loan balances and the decline in investment yields, partially offset by a decrease in average interest bearing cash, the increase in average non-covered loans outstanding, an increase in loan disposal gains from the covered loan portfolio, a decrease in interest bearing liabilities and the decrease in the cost of interest bearing deposits. Excluding the impact of loan disposal gains from the covered loan portfolio and interest and fee reversals on non-accrual loans, our adjusted net interest margin was 3.86% for the year ended December 31, 2012, as compared to adjusted net interest margin of 3.95% for the year ended December 31, 2011. Adjusted net interest margin is considered a “non-GAAP” financial measure. More information regarding this measurement and reconciliation to the comparable GAAP measurement is provided under the heading Results of Operations - Overview below.

•     Mortgage banking revenue was $84.2 million for 2012, compared to $26.6 million for 2011.  Closed mortgage volume increased 121% in the current year-to-date over the prior year same period due to an ongoing increased purchase and refinancing activity relating to historically low interest rates.

•     Total gross non-covered loans and leases were $6.7 billion as of December 31, 2012, an increase of $793.0 million, or 13.5%, as compared to December 31, 2011.  This increase is principally attributable to new loan production and draws on commercial lines of credit.

•     Total deposits were $9.4 billion as of December 31, 2012, an increase of $142.6 million, or 1.5%, as compared to December 31, 2011.  Non-interest bearing deposits increased $365.8 million, or 19.1%, and low cost savings accounts increased $88.8 million, or 23.0%, as compared to December 31, 2011.

•     Total consolidated assets were $11.8 billion as of December 31, 2012, representing a slight increase from the $11.6 billion at December 31, 2011.

Credit Quality

•       Non-covered, non-performing assets decreased to $88.1 million, or 0.75% of total assets, as of December 31, 2012, as compared to $125.6 million, or 1.09% of total assets, as of December 31, 2011.  Non-covered, non-performing loans decreased to $71.0 million, or 1.06% of total non-covered loans, as of December 31, 2012, as compared to $91.4 million, or 1.55% of total non-covered loans as of December 31, 2011.  Non-accrual loans have been written-down to their estimated net realizable values.

•       Net charge-offs on non-covered loans were $29.4 million for the year ended December 31, 2012, or 0.48% of average non-covered loans and leases, as compared to net charge-offs of $55.2 million, or 0.96% of average non-covered loans and leases, for the year ended December 31, 2011.

•       The provision for non-covered loan and lease losses was $21.8 million for 2012, as compared to $46.2 million recognized for 2011. This resulted from continued improvement and stabilization of credit quality, continued decline in non-performing loans, and decline in net charge-offs.

Capital and Growth Initiatives

•    Total risk based capital decreased to 16.5% as of December 31, 2012, compared to 17.2% as of December 31, 2011, as a result of increased risk-weighted assets primarily due to non-covered loan growth and the acquisition of Circle Bancorp.

•     Declared cash dividends of $0.34 per common share for 2012 compared to $0.24 per common share for 2011.  In determining the amount of dividends to be paid, we consider capital preservation, expected asset growth, projected earnings and our overall dividend pay-out ratio.

•    Completed acquisition of Circle Bancorp in 2012, resulting in the addition of six new stores in the greater Bay area of Northern California.

•    Opened two new Home Lending offices and a two new Commercial Banking Centers in the greater Bay area of Northern California.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

The SEC defines “critical accounting policies” as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. Our significant accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements in Item 8 of this report. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes that the following policies would be considered critical under the SEC's definition.

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

The Bank may also maintain an unallocated allowance amount to provide for other credit losses inherent in a loan and lease portfolio that may not have been contemplated in the credit loss factors. This unallocated amount generally comprises less than 10% of the allowance, but may be maintained at higher levels during times of economic conditions characterized by falling real estate values. The unallocated amount is reviewed periodically based on trends in credit losses, the results of credit reviews and overall economic trends. As of December 31, 2012, there was no unallocated allowance amount.

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

Management believes that the ALLL was adequate as of December 31, 2012. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 79% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses.

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

Valuation of Goodwill and Intangible Assets

At December 31, 2012, we had $685.3 million in goodwill and other intangible assets as a result of business combinations. Goodwill and other intangible assets with indefinite lives are not amortized but instead are periodically tested for impairment. Management performs an impairment analysis for the intangible assets with indefinite lives on an annual basis as of December 31.  Additionally, goodwill and other intangible assets with indefinite lives are evaluated on an interim basis when events or circumstance indicate impairment potentially exists.  The impairment analysis requires management to make subjective judgments. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures, technology, changes in discount rates and specific industry and market conditions. There can be no assurance that changes in circumstances, estimates or assumption may result in additional impairment of all, or some portion of, goodwill.

The Company performed its annual goodwill impairment analysis of the Community Banking reporting segment as of December 31, 2012.  In the first step of the goodwill impairment test the Company determined that the fair value of the Community Banking reporting unit exceeded its carrying amount.  The impairment analysis requires management to make subjective judgments. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures, technology, changes in discount rates and specific industry and market conditions. There can be no assurance that changes in circumstances, estimates or assumption will not result in additional impairment of all, or some portion of, goodwill. Additional information is included in Note 9 of the Notes to Consolidated Financial Statements.

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

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. With the Update, a company testing indefinite-lived intangibles for impairment now has the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with current guidance. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after September 15, 2012.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In October 2012, the FASB issued ASU No. 2012-06, Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.  The Update clarifies that when an entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and, subsequently, a change in the cash flows expected to be collected on the indemnification asset occurs as a result of a change in cash flows expected to be collected on the assets subject to indemnification, the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2012. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.  The Update clarifies that ASU. 2011-11 applies only to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement are no longer subject to the disclosure requirements in ASU. 2011-11. The amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013. The Company is currently in the process of evaluating the ASU but does not expect it will have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The Update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2012. The Company is currently in the process of evaluating the ASU but does not expect it will have a material impact on the Company’s consolidated financial statements.

RESULTS OF OPERATIONS—OVERVIEW

For the year ended December 31, 2012, net earnings available to common shareholders was $101.2 million, or $0.90 per diluted common share, as compared to net earnings available to common shareholders of $74.1 million, or $0.65 per diluted common share for the year ended December 31, 2011. The increase in net earnings available to common shareholders in 2012 is principally attributable to increased non-interest income and decreased provision for loan losses, partially offset by decreased net interest income and increased non-interest expense.

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

The following table provides the reconciliation of earnings available to common shareholders (GAAP) to operating earnings (non-GAAP), and earnings per diluted common share (GAAP) to operating earnings per diluted share (non-GAAP) for years ended December 31, 2012, 2011 and 2010:

Reconciliation of Net Earnings Available to Common Shareholders to Operating Earnings

Years Ended December 31,

(in thousands, except per share data)
	2012	2011	2010
Net earnings available to common shareholders	$101,209	$74,140	$16,067
Adjustments:
Net loss (gain) on junior subordinated debentures carried at fair value, net of tax (1)	1,322	1,318	(2,988)
Bargain purchase gain on acquisitions, net of tax (1)	-	-	(3,862)
Merger-related expenses, net of tax	1,403	216	4,005
Operating earnings	$103,934	$75,674	$13,222

Per diluted share:
Net earnings available to common shareholders	$0.90	$0.65	$0.15
Adjustments:
Net loss on junior subordinated debentures carried at fair value, net of tax	0.01	0.01	(0.03)
Bargain purchase gain on acquisitions, net of tax	-	-	(0.04)
Merger-related expenses, net of tax	0.02	-	0.04
Operating earnings	$0.93	$0.66	$0.12

(1)	Adjusted for income tax effect of pro forma operating earnings of 40%.

Management believes adjusted net interest income and adjusted net interest margin are useful financial measures because they enable investors to evaluate the underlying growth or compression in these values excluding interest income adjustments related to credit quality.  Management uses these measures to evaluate adjusted net interest income operating results exclusive of credit costs, in order to monitor our effectiveness in growing higher interest yielding assets and managing our cost of interest bearing liabilities over time. Adjusted net interest income is calculated as net interest income, adjusting tax exempt interest income to its taxable equivalent, adding back interest and fee reversals related to new non-accrual loans during the period, and deducting the interest income gains recognized from loan disposition activities within covered loan pools.  Adjusted net interest margin is calculated by dividing adjusted net interest income by a period’s average interest earning assets. Adjusted net interest income and adjusted net interest margin are considered “non-GAAP” financial measures. Although we believe the presentation of non-GAAP financial measures provides a better indication of our operating performance, readers of this report are urged to review the GAAP results as presented in the Financial Statements and Supplementary Data in Item 8 below.

 The following table presents a reconciliation of net interest income to adjusted net interest income and net interest margin to adjusted net interest margin for the years ended December 31, 2012, 2011, and 2010:

Reconciliation of Net Interest Income to Adjusted Net Interest Income and Net Interest Margin to Adjusted Net Interest Margin

Years Ended December 31,

(dollars in thousands)
	2012	2011	2010
Net interest income - tax equivalent basis (1)	$411,886	$432,748	$399,054
Adjustments:
Interest and fee reversals on non-accrual loans	1,498	1,751	3,529
Covered loan disposal gains	(17,829)	(26,327)	(26,945)
Adjusted net interest income - tax equivalent basis (1)	$395,555	$408,172	$375,638

Average interest earning assets	$10,252,167	$10,332,242	$9,567,341
Net interest margin - consolidated (1)	4.02%	4.19%	4.17%
Adjusted net interest margin - consolidated (1)	3.86%	3.95%	3.92%

(1) Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of $4.7 million, $4.3 million, and $4.3 million for the years ended 2012, 2011, and 2010, respectively.

The following table presents the returns on average assets, average common shareholders' equity and average tangible common shareholders' equity for the years ended December 31, 2012, 2011, and 2010. For each of the periods presented, the table includes the calculated ratios based on reported net earnings available to common shareholders and operating income as shown in the table above. Our return on average common shareholders' equity is negatively impacted as the result of capital required to support goodwill. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger and acquisition-related intangible assets, we believe it beneficial to also consider the return on average tangible common shareholders' equity. The return on average tangible common shareholders' equity is calculated by dividing net earnings available to common shareholders by average shareholders' common equity less average goodwill and intangible assets, net (excluding MSRs). The return on average tangible common shareholders' equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders' equity.

Return on Average Assets, Common Shareholders' Equity and Tangible Common Shareholders' Equity

For the Years Ended December 31,

(dollars in thousands)
	2012	2011	2010
Returns on average assets:
Net earnings available to common shareholders	0.88%	0.64%	0.15%
Operating earnings	0.90%	0.65%	0.12%

Returns on average common shareholders' equity:
Net earnings available to common shareholders	5.95%	4.43%	1.01%
Operating earnings	6.11%	4.53%	0.83%

Returns on average tangible common shareholders' equity:
Net earnings available to common shareholders	9.87%	7.47%	1.76%
Operating earnings	10.14%	7.63%	1.45%

Calculation of average common tangible shareholders' equity:
Average common shareholders' equity	$1,701,403	$1,671,893	$1,589,393
Less: average goodwill and other intangible assets, net	(676,354)	(679,588)	(674,597)
Average tangible common shareholders' equity	$1,025,049	$992,305	$914,796

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

The following table provides a reconciliation of ending shareholders’ equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of December 31, 2012 and December 31, 2011:

Reconciliations of Total Shareholders' Equity to Tangible Common Shareholders' Equity and Total Assets to Tangible Assets

(dollars in thousands)
	December 31,	December 31,
	2012	2011
Total shareholders' equity	$1,724,039	$1,672,413
Subtract:
Goodwill and other intangible assets, net	685,331	677,224
Tangible common shareholders' equity	$1,038,708	$995,189

Total assets	$11,795,443	$11,562,858
Subtract:
Goodwill and other intangible assets, net	685,331	677,224
Tangible assets	$11,110,112	$10,885,634
Tangible common equity ratio	9.35%	9.14%

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited.  Although we believe these non-GAAP financial measure are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

NET INTEREST INCOME

Net interest income is the largest source of our operating income. Net interest income for 2012 was $407.2 million, a decrease of $21.2 million or 5.0% compared to the same period in 2011.  The decrease in net interest income in 2012 as compared to 2011 is attributable to a decrease in outstanding average interest-earning assets, primarily covered loans, investment securities and interest bearing cash, and a decrease in net interest margin, partially offset by an increase in non-covered loans and leases and a decrease in interest-bearing liabilities.

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

The net interest margin (net interest income as a percentage of average interest earnings assets) on a fully tax equivalent basis was 4.02% for 2012, a decrease of 17 basis points as compared to the same period in 2011. The decrease in net interest margin primarily resulted from a decline in non-covered loan yields, decrease in average covered loans outstanding, a decrease in loan disposal gains from the covered loan portfolio, and a decline in investment yields, partially offset by a decrease in average interest bearing cash, an increase in average non-covered loans outstanding, a decrease in the cost of interest-bearing deposits, and a decrease in average interest-bearing liabilities.

Loan disposal related activities within the covered loan portfolio, either through loans being paid off in full or transferred to other real estate owned (“OREO”), result in gains within covered loan interest income to the extent assets received in satisfaction of debt (such as cash or the net realizable value of OREO received) exceeds the allocated carrying value of the loan disposed of from the pool.  Loan disposal activities contributed $17.8 million of interest income for 2012, compared to $26.3 million of interest income for 2011 and $26.9 million for 2010.  While dispositions of covered loans positively impact net interest margin, we recognize a corresponding decrease to the change in FDIC indemnification asset at the incremental loss-sharing rate within other non-interest income.

Net interest income for 2012 was negatively impacted by $1.5 million reversal of interest and fee income on non-covered, non-accrual loans, as compared to $1.8 million for 2011 and $3.5 million for 2010.

Excluding the impact of covered loan disposal gains and interest and fee income reversals on non-covered, non-accrual loans, tax equivalent net interest margin would have been 3.86%, 3.95%, and 3.92% for 2012, 2011, and 2010 respectively.

Partially offsetting the decrease in net interest margin in 2012 as compared to 2011 is the continued reduction in the cost of interest-bearing liabilities, specifically interest-bearing deposits.  The total cost of interest-bearing deposits for 2012 was 0.44%, representing a decrease of 30 basis points compared to 2011.

The net interest margin on a fully tax-equivalent basis was 4.19% for 2011, an increase of two basis points as compared to the same period in 2010. The increase in net interest margin primarily resulted from an increase in average covered loans and investment balances, a decrease in interest bearing cash, and a decrease in our interest expense to earning assets of 27 basis points due to declining costs of interest bearing deposits, partially offset by a decrease in average non-covered loan balances, and decline in investment yields.

Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds. The following tables present average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for years ended December 31, 2012, 2011 and 2010:

Average Rates and Balances

(dollars in thousands)
	2012			2011			2010
		Interest	Average		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates

INTEREST-EARNING ASSETS:
Non-covered loans and leases (1)	$6,331,519	$313,294	4.95%	$5,794,106	$319,702	5.52%	$5,828,637	$336,320	5.77%
Covered loans and leases, net	554,078	73,518	13.27%	707,026	86,011	12.17%	681,569	73,812	10.83%
Taxable securities	2,743,672	59,161	2.16%	2,968,501	85,797	2.89%	1,946,222	67,402	3.46%
Non-taxable securities (2)	258,816	13,834	5.34%	224,085	12,949	5.78%	227,589	13,109	5.76%
Temporary investments and
interest bearing deposits	364,082	928	0.25%	638,524	1,590	0.25%	883,324	2,223	0.25%
Total interest earning assets	10,252,167	460,735	4.49%	10,332,242	506,049	4.90%	9,567,341	492,866	5.15%
Allowance for non-covered loan and lease losses	(86,656)			(96,748)			(102,016)
Other assets	1,333,988			1,364,941			1,365,161
Total assets	$11,499,499			$11,600,435			$10,830,486

INTEREST-BEARING LIABILITIES:
Interest bearing checking and
savings accounts	$4,987,873	$9,463	0.19%	$4,765,091	$20,647	0.43%	$4,203,109	$31,632	0.75%
Time deposits	2,102,711	21,670	1.03%	2,754,533	35,096	1.27%	2,875,706	44,609	1.55%
Securities sold under agreements to repurchase
and federal funds purchased	142,363	288	0.20%	113,129	539	0.48%	54,696	517	0.95%
Term debt	254,601	9,279	3.64%	257,496	9,255	3.59%	261,170	9,229	3.53%
Junior subordinated debentures	187,139	8,149	4.35%	184,115	7,764	4.22%	184,134	7,825	4.25%
Total interest-bearing liabilities	7,674,687	48,849	0.64%	8,074,364	73,301	0.91%	7,578,815	93,812	1.24%
Non-interest-bearing deposits	2,034,035			1,782,354			1,529,165
Other liabilities	89,373			71,824			64,962
Total liabilities	9,798,095			9,928,542			9,172,942
Preferred equity	-			-			68,151
Common equity	1,701,403			1,671,893			1,589,393
Total shareholders' equity	1,701,403			1,671,893			1,657,544
Total liabilities and shareholders' equity	$11,499,498			$11,600,435			$10,830,486

NET INTEREST INCOME		$411,886			$432,748			$399,054
NET INTEREST SPREAD			3.85%			3.99%			3.91%

AVERAGE YIELD ON EARNING ASSETS (1), (2)			4.49%			4.90%			5.15%
INTEREST EXPENSE TO EARNING ASSETS			0.47%			0.71%			0.98%
NET INTEREST INCOME TO EARNING ASSETS
OR NET INTEREST MARGIN (1), (2)			4.02%			4.19%			4.17%

(1) Non-covered non-accrual loans, leases, and mortgage loans held for sale are included in the average balance.

(2) Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $4.7 million, $4.3 million, and $4.3 million for the years ended 2012, 2011, and 2010, respectively.

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for 2012 compared to 2011 and 2011 compared to 2010. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Rate/Volume Analysis

(in thousands)
	2012 compared to 2011			2011 compared to 2010
	Increase (decrease) in interest income			Increase (decrease) in interest income
	and expense due to changes in			and expense due to changes in
	Volume	Rate	Total	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Non-covered loans and leases	$28,204	$(34,612)	$(6,408)	$(1,983)	$(14,635)	$(16,618)
Covered loans and leases	(19,795)	7,302	(12,493)	2,836	9,363	12,199
Taxable securities	(6,119)	(20,517)	(26,636)	30,950	(12,555)	18,395
Non-taxable securities (1)	1,905	(1,020)	885	(203)	43	(160)
Temporary investments and interest bearing deposits	(698)	36	(662)	(610)	(23)	(633)
Total (1)	3,497	(48,811)	(45,314)	30,990	(17,807)	13,183

INTEREST-BEARING LIABILITIES:
Interest bearing checking and savings accounts	923	(12,107)	(11,184)	3,799	(14,784)	(10,985)
Time deposits	(7,427)	(5,999)	(13,426)	(1,816)	(7,697)	(9,513)
Repurchase agreements and federal funds	114	(365)	(251)	365	(343)	22
Term debt	(105)	129	24	(131)	157	26
Junior subordinated debentures	129	256	385	(1)	(60)	(61)
Total	(6,366)	(18,086)	(24,452)	2,216	(22,727)	(20,511)
Net increase (decrease) in net interest income (1)	$9,863	$(30,725)	$(20,862)	$28,774	$4,920	$33,694

(1) Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

PROVISION FOR LOAN AND LEASE LOSSES

The provision for non-covered loan and lease losses was $21.8 million for 2012, as compared to $46.2 million for 2011, and $113.7 million for 2010.  As a percentage of average outstanding loans, the provision for loan and lease losses recorded for 2012 was 0.35%, a decrease of 46 basis points from 2011 and a decrease of 162 basis points from 2010.

The decrease in the provision for loan and lease losses in 2012 as compared to 2011 and 2011 compared to 2010 is principally attributable to the declining non-performing loans and classified assets and reflects continued improvement and stabilization of credit quality and decrease in net charge-offs, partially offset by non-covered loan growth.

The Company recognizes the charge-off of impairment reserves on impaired loans in the period they arise for collateral dependent loans.  Therefore, the non-covered, non-accrual loans of $66.7 million as of December 31, 2012 have already been written-down to their estimated fair value, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices. Depending on the characteristics of a loan, the fair value of collateral is estimated by obtaining external appraisals.

The provision for non-covered loan and lease losses is based on management's evaluation of inherent risks in the loan portfolio and a corresponding analysis of the allowance for non-covered loan and lease losses. Additional discussion on loan quality and the allowance for non-covered loan and lease losses is provided under the heading Asset Quality and Non-Performing Assets below.

The provision for covered loan and lease losses was $7.4 million for 2012, as compared to $16.1 million for 2011 and $5.2 million for 2010.  Provisions for covered loan and leases are recognized subsequent to acquisition to the extent it is probable we will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition, considering both the timing and amount of those expected cash flows.  Provisions may be required when determined losses of unpaid principal incurred exceed previous loss expectations to-date, or future cash flows previously expected to be collectible are no longer probable of collection.  Provisions for covered loan and lease losses, including amounts advanced subsequent to acquisition, are not reflected in the allowance for non-covered loan and lease losses, rather as a valuation allowance netted against the carrying value of the covered loan and lease balance accounted for under ASC 310-30, in accordance with the guidance.

Non-Interest Income

Non-interest income for 2012 was $136.8 million, an increase of $52.7 million, or 63%, as compared to the same period in 2011.  Non-interest income in 2011 was $84.1 million, an increase of $8.2 million, or 11%, compared to 2010. The following table presents the key components of non-interest income for years ended December 31, 2012, 2011 and 2010:

Non-Interest Income

Years Ended December 31,

(in thousands)
	2012 compared to 2011				2011 compared to 2010
			Change	Change			Change	Change
	2012	2011	Amount	Percent	2011	2010	Amount	Percent
Service charges on deposit accounts	$28,299	$33,096	$(4,797)	-14%	$33,096	$34,874	$(1,778)	-5%
Brokerage commissions and fees	12,967	12,787	180	1%	12,787	11,661	1,126	10%
Mortgage banking revenue, net	84,216	26,550	57,666	217%	26,550	21,214	5,336	25%
Gain on investment securities, net	3,868	7,376	(3,508)	-48%	7,376	1,912	5,464	286%
(Loss) gain on junior subordinated
debentures carried at fair value	(2,203)	(2,197)	(6)	0%	(2,197)	4,980	(7,177)	-144%
Bargain purchase gain on acquisition	-	-	-	-	-	6,437	(6,437)	-100%
Change in FDIC indemnification asset	(15,234)	(6,168)	(9,066)	147%	(6,168)	(16,445)	10,277	-62%
Other income	24,916	12,674	12,242	97%	12,674	11,271	1,403	12%
Total	$136,829	$84,118	$52,711	63%	$84,118	$75,904	$8,214	11%

The decrease in deposit service charges in 2012 compared to 2011 is primarily the result of a reduction in interchange fee revenue relating to the Durbin Amendment of the Dodd-Frank Act, which became effective October 1, 2011. The decrease in deposit service charges in 2011 compared to 2010 is principally attributable to reductions in non-sufficient funds and overdraft fee income from regulatory reform changes, which took place in the third quarter of 2010, offset by increases in ATM income and increased other deposit account service charges.

Brokerage commissions and fees in 2012 increased due to the increase in managed account fees at Umpqua Investments.  In 2012, assets under management at Umpqua Investments, a part of the Wealth Management segment, increased to $2.28 billion as compared to $2.09 billion at December 31, 2011.  Brokerage commissions and fees in 2011 increased, primarily due to the increase in managed account fees at Umpqua Investments.  In 2011, assets under management at Umpqua Investments, a part of the Wealth Management segment, increased to $2.09 billion as compared to $2.06 billion at December 31, 2010.

Mortgage banking revenue for the year ended December 31, 2012 increased due to continued increase in purchase and refinancing activity, compared to the same period of the prior year. Closed mortgage volume for 2012 was $2.2 billion, representing a 121%  increase over 2011 production.   Closed mortgage volume for 2011 was $994.5 million, representing a 27% increase over 2010 production. The continuing low mortgage interest rate environment has led to elevated levels of refinance activity, contributing to a $8.5 million decline in fair value on the mortgage servicing right (“MSR”) asset in 2012, compared to a $3.0 million decline in fair value recognized in 2011.  As of December 31, 2012, the Company serviced $3.2 billion of mortgage loans for others, and the related mortgage servicing right asset is valued at $27.4 million, or 0.87% of the total serviced portfolio principal balance.

During 2012, the Company sold investment securities to fund non-covered loan growth as well as to reduce the price risk of the portfolio if interest rates were to increase significantly. During 2011, the Company sold investment securities which carried a higher duration in future potential higher interest rate scenarios to reduce the price risk of the portfolio if interest rates were to increase significantly.  In connection with the sale of investment securities, we recognized a gain on sale of $4.0 million in 2012, compared to $7.7 million for 2011 and $2.3 million for 2010.

A loss of $2.2 million recognized in 2012 and 2011, respectively, as compared to a gain of $5.0 million in 2010 represents the change of fair value on the junior subordinated debentures recorded at fair value.  Absent future changes to the significant inputs utilized in the discounted cash flow model used to measure the fair value of these instruments, the cumulative discount for each junior subordinated debenture will reverse over time, ultimately returning the carrying values of these instruments to their notional value at their expected redemption dates. This will result in recognizing losses on junior subordinated debentures carried at fair value within non-interest income. The decrease in the gain recognized from 2010 to the loss recognized in 2011 primarily resulted from the widening of the credit risk adjusted spread over the contractual rate of each junior subordinated debenture measured at fair value. Additional information on the junior subordinated debentures carried at fair value is included in Note 18 of the Notes to Consolidated Financial Statements and under the heading Junior Subordinated Debentures.

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

Other income in 2012 as compared to 2011 increased primarily due to the Debt Capital Market revenue of $9.9 million related to initiation of an interest rate swap program in the second half of 2011 with commercial banking customers to facilitate their risk management strategies. Additionally, in 2012, in connection with the termination of a definitive agreement between the Company and American Perspective Bank, the Company received a termination fee of $1.6 million. Other income increased in 2011 over 2010 by $1.4 million, primarily attributable to the initiation of the interest rate swap program, offset by various non-recurring sundry recoveries recognized in 2010.

NON-INTEREST EXPENSE

Non-interest expense for 2012 was $359.7 million, an increase of $20.7 million, or 6%, as compared to 2011.  Non-interest expense for 2011 was $339.0 million, an increase of $21.2 million or 7% compared to 2010. The following table presents the key elements of non-interest expense for the years ended December 31, 2012, 2011 and 2010.

Non-Interest Expense

Years Ended December 31,

(in thousands)
	2012 compared to 2011				2011 compared to 2010
			Change	Change			Change	Change
	2012	2011	Amount	Percent	2011	2010	Amount	Percent
Salaries and employee benefits	$200,946	$179,480	$21,466	12%	$179,480	$162,875	$16,605	10%
Net occupancy and equipment	55,081	51,284	3,797	7%	51,284	45,940	5,344	12%
Communications	11,573	11,214	359	3%	11,214	10,464	750	7%
Marketing	5,064	6,138	(1,074)	-17%	6,138	6,225	(87)	-1%
Services	25,823	24,170	1,653	7%	24,170	22,576	1,594	7%
Supplies	2,506	2,824	(318)	-11%	2,824	3,998	(1,174)	-29%
FDIC assessments	7,308	10,768	(3,460)	-32%	10,768	15,095	(4,327)	-29%
Net loss on non-covered
other real estate owned	9,245	10,690	(1,445)	-14%	10,690	8,097	2,593	32%
Net loss (gain) on covered
other real estate owned	3,410	7,481	(4,071)	-54%	7,481	(2,172)	9,653	-444%
Intangible amortization	4,816	4,948	(132)	-3%	4,948	5,389	(441)	-8%
Merger related expenses	2,338	360	1,978	549%	360	6,675	(6,315)	-95%
Other expenses	31,542	29,614	1,928	7%	29,614	32,576	(2,962)	-9%
Total	$359,652	$338,971	$20,681	6%	$338,971	$317,738	$21,233	7%

Of the $21.5 million increase in total salaries and employee benefits expense in 2012 compared to 2011, approximately $17.7 million of the increase is due to mortgage and commercial banking production in the current year, $2.6 million relates to ongoing growth initiatives in our technology group and the remainder of the increase is the result of the Circle Bancorp acquisition.  Of the $16.6 million increase in total salaries and employee benefits expense in 2011 compared to 2010, approximately $8.4 million of the increase is due to mortgage and commercial banking production increases in the current year.  The remainder primarily results from the increase in 2011 by 70 full-time equivalent employees throughout the Company to support growth initiatives.

Net occupancy and equipment expense increased in 2012 as a result of the cost of three new Home Lending Centers in Oregon, the operation of a full year of the 2011 additions, and the six locations now operating from the acquisition of Circle Bancorp. The growth in 2011 is the result of the cost of the addition of ten de novo Community Banking locations, one Mortgage Office, an administrative facility in Hillsboro, Oregon, and the operation of a full year of the 2010 additions.  Additions in 2010 include new locations through the FDIC-assisted acquisition of Rainier, Evergreen and Nevada Security, respectively, the addition of five de novo Community Banking locations, in Portland, Oregon, Seattle, Washington, and Santa Rosa, California, the opening of one new Commercial Banking Center in Walnut Creek, California and two Mortgage Offices in Tigard, Oregon, and Longview, Washington. Additionally, in 2010, we remodeled 48 stores, including locations acquired.

Communications costs increased in 2012 compared to 2011, and in 2011 compared to 2010, primarily due to increased data processing cost as a result of the Company’s continued growth and expansion. Marketing and supplies expenses decreased in 2012 compared to 2011, and in 2011 compared to 2010, due to cost containment efforts and a reduced spend associated with acquisitions and expansion into new markets in 2010. Services expense increased in 2012 compared to 2011 and in 2011 compared to 2010, primarily due to increased legal and professional fees.

FDIC assessments decreased in 2012, compared to 2011, and in 2011, compared to 2010, as a result of the adoption by the FDIC of a final rule that changed the assessment rate and the assessment base (from a domestic deposit base to a scorecard based assessment system for banks with more than $10 billion in assets) effective in the second quarter of 2011. The change resulted in a lower assessment rate and base and decreased assessment to the Company in 2012 and 2011.

Although there has been an easing in the velocity of declining real estate values, depressed values continue to detrimentally affect our loan portfolio and have led to a continued elevated level of foreclosures on related properties and movement of the properties into other real estate owned (“OREO”). During 2012, the Company recognized losses on sale of non-covered OREO of $2.3 million and non-covered valuation adjustments of $6.9 million and net gains on sale of covered OREO properties of $1.2 million and valuation adjustments of covered OREO properties of $4.6 million. During 2011, the Company recognized losses on sale of non-covered OREO of $1.7 million and non-covered valuation adjustments of $8.9 million and net gains on sale of covered OREO properties of $1.2 million and valuation adjustments of covered OREO properties of $8.7 million. During 2010, the Company recognized losses on sale of non-covered OREO of $4.0 million and non-covered valuation adjustments of $4.1 million and net gains on sale of covered OREO properties of $4.1 million and valuation adjustments of covered OREO properties of $1.9 million.

We incur significant expenses in connection with the completion and integration of bank acquisitions that are not capitalizable.  The merger-related expense incurred in 2011 related primarily to FDIC-assisted acquisitions, while those incurred in 2012 primarily relate to the acquisition of Circle Bancorp. Classification of expenses as merger-related is done in accordance with the provisions of a Board-approved policy.  The following table presents the merger-related expenses by major category for the year ended December 31, 2012, 2011 and 2010.

Merger-Related Expense

Years Ended December 31,

(in thousands)
	2012	2011	2010
Professional fees	$1,145	$173	$2,984
Compensation and relocation	856	-	962
Communications	66	-	330
Premises and equipment	29	82	630
Travel	98	11	710
Other	144	94	1,059
Total	$2,338	$360	$6,675

Other non-interest expense increased in 2012 over 2011 as a result of increased professional fees and increased local taxes, partially offset by decreased expenses related to problem covered and non-covered loans and covered and non-covered other real estate owned. Other non-interest expense decreased in 2011 over 2010 primarily as a result of non-recurring settlement costs recognized in 2010, partially offset by increased expenses related to problem covered and non-covered loans and covered and non-covered other real estate owned as well as various other growth initiatives underway.

INCOME TAXES

Our consolidated effective tax rate as a percentage of pre-tax income for 2012 was 34.4%, compared to 33.0% for 2011 and 17.0% for 2010. The effective tax rates were below the federal statutory rate of 35% and the apportioned state rate of 4.4% (net of the federal tax benefit) principally because of non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities and tax credits arising from low income housing investments. The income tax expense from income taxes in 2012 is a result of the operating income recognized in the period.

Additional information on income taxes is provided in Note 13 of the Notes to Consolidated Financial Statements in Item 8 below.

FINANCIAL CONDITION

INVESTMENT SECURITIES

The composition of our investment securities portfolio reflects management's investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of interest income. The investment securities portfolio also mitigates interest rate and credit risk inherent in the loan portfolio, while providing a vehicle for the investment of available funds, a source of liquidity (by pledging as collateral or through repurchase agreements) and collateral for certain public funds deposits.

Trading securities consist of securities held in inventory by Umpqua Investments for sale to its clients and securities invested in trust for the benefit of certain executives or former employees of acquired institutions as required by agreements. Trading securities were $3.7 million at December 31, 2012, as compared to $2.3 million at December 31, 2011. This increase is principally attributable to an increase in Umpqua Investments’ inventory of trading securities.

Investment securities available for sale were $2.6 billion as of December 31, 2012 compared to $3.2 billion at December 31, 2011.   Paydowns of $1.5 billion, amortization of net purchase price premiums of $45.1 million, and a decrease in fair value of investments securities available for sale of $16.0 million were partially offset by purchases of $994.6 million of investment securities available for sale.

Investment securities held to maturity were $4.5 million as of December 31, 2012 as compared to holdings of $4.7 million at December 31, 2011. The change primarily relates to paydowns and maturities of investment securities held to maturity of $1.3 million, offset by purchases of $0.9 million.

The following table presents the available for sale and held to maturity investment securities portfolio by major type as of December 31 for each of the last three years:

Summary of Investment Securities

As of December 31,

(in thousands)

	December 31,
	2012	2011	2010
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$45,820	$118,465	$118,789
Obligations of states and political subdivisions	263,725	253,553	216,726
Residential mortgage-backed securities and
collateralized mortgage obligations	2,313,376	2,794,355	2,581,504
Other debt securities	222	134	152
Investments in mutual funds and other equity securities	2,086	2,071	2,009
	$2,625,229	$3,168,578	$2,919,180

HELD TO MATURITY:
Obligations of states and political subdivisions	$595	$1,335	$2,370
Residential mortgage-backed securities and
collateralized mortgage obligations	3,946	3,379	2,392
	$4,541	$4,714	$4,762

The following table presents information regarding the amortized cost, fair value, average yield and maturity structure of the investment portfolio at December 31, 2012.

Investment Securities Composition*

December 31, 2012

(dollars in thousands)

	Amortized	Fair	Average
	Cost	Value	Yield
U.S. TREASURY AND AGENCIES
One year or less	$45,228	$45,515	1.56%
One to five years	275	305	3.46%
	45,503	45,820	1.57%

OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS
One year or less	19,592	19,830	5.93%
One to five years	102,837	110,276	5.82%
Five to ten years	113,200	123,123	5.32%
Over ten years	10,572	11,092	5.14%
	246,201	264,321	5.57%

OTHER DEBT SECURITIES
Over ten years	143	222	NM

Serial maturities	2,295,199	2,317,512	1.78%

Other investment securities	1,959	2,086	3.02%
Total securities	$2,589,005	$2,629,961	2.16%

NM – not meaningful.

*Weighted average yields are stated on a federal tax-equivalent basis of 35%. Weighted average yields for available for sale investments have been calculated on an amortized cost basis.

The mortgage-related securities in “Serial maturities” in the table above include both pooled mortgage-backed issues and high-quality collaterized mortgage obligation structures, with an average duration of 3.0 years. These mortgage-related securities provide yield spread to U.S. Treasury or agency securities; however, the cash flows arising from them can be volatile due to refinancing of the underlying mortgage loans.

The equity security in “Other investment securities” in the table above at December 31, 2012 principally represents an investment in a Community Reinvestment Act investment fund comprised largely of mortgage-backed securities, although funds may also invest in municipal bonds, certificates of deposit, repurchase agreements, or securities issued by other investment companies.

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

Gross unrealized losses in the available for sale investment portfolio was $6.6 million at December 31, 2012.  This consisted primarily of unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations.  The unrealized losses were primarily caused by interest rate increases subsequent to the purchase of the securities, and not credit quality.  In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. Additional information about the investment portfolio is provided in Note 3 of the Notes to Consolidated Financial Statements.

RESTRICTED EQUITY SECURITIES

Restricted equity securities were $33.4 million at December 31, 2012 and $32.6 million at December 31, 2011. The decrease of $0.8  million is attributable to stock redemptions by the Federal Home Loan Bank (“FHLB”) of San Francisco and Seattle during the period.  Of the $33.4 million at December 31, 2012, $32.2 million represent the Bank’s investment in the FHLBs of Seattle and San Francisco.  The remaining restricted equity securities represent investments in Pacific Coast Bankers’ Bancshares stock. FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par.

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

Moody’s Investors Services rating of the FHLB of Seattle as Aaa was confirmed in August 2011, but a negative outlook was assigned as Moody’s revised the rating outlook to negative for U.S. government debt and all issuers Moody’s considers directly-linked to the U.S. government.  Standard and Poors’ rating is AA+, but it also issued a negative outlook with the action reflecting the downgrade of the long-term sovereign credit rating of the U.S. in 2011.  Based on the above, the Company has determined there is not an other-than-temporary impairment on the FHLB stock investment as of December 31, 2012.

LOANS AND LEASES

Non-Covered Loans and Leases, net

Total non-covered loans and leases outstanding at December 31, 2012 were $6.7 billion, an increase of $793.0 million as compared to year-end 2011. This increase is principally attributable to loans acquired in the Circle Bancorp acquisition of $246.7 million, net loan originations of $587.4 million and covered loans transferred to non-covered loans of $16.2 million, partially offset by charge-offs of $41.3 million, transfers to other real estate owned of $17.7 million, and non-covered loans sold of $14.2 million during the period.

The Bank provides a wide variety of credit services to its customers, including construction loans, commercial lines of credit, secured and unsecured commercial loans, commercial real estate loans, residential mortgage loans, home equity credit lines, consumer loans and commercial leases. Loans are principally made on a secured basis to customers who reside, own property or operate businesses within the Bank's principal market area.

The following table presents the composition of the non-covered loan portfolio as of December 31 for each of the last five years.

Non-covered Loan Portfolio Composition

As of December 31,

(dollars in thousands)

	2012		2011		2010		2009		2008
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial real estate	$4,197,770	62.8%	$3,813,434	64.8%	$3,879,102	68.5%	$4,115,593	68.6%	$4,139,289	67.5%
Commercial	1,721,130	25.8%	1,458,765	24.8%	1,256,872	22.2%	1,390,491	23.2%	1,503,400	24.5%
Residential	737,376	11.0%	588,119	10.0%	501,001	8.9%	468,486	7.8%	465,361	7.6%
Consumer & other	37,327	0.6%	38,860	0.6%	33,043	0.6%	36,098	0.6%	34,774	0.6%
Deferred loan fees, net	(12,523)	-0.2%	(11,080)	-0.2%	(11,031)	-0.2%	(11,401)	-0.2%	(11,450)	-0.2%
Total loans and leases	$6,681,080	100.0%	$5,888,098	100.0%	$5,658,987	100.0%	$5,999,267	100.0%	$6,131,374	100.0%

The following table presents the concentration distribution of our non-covered loan portfolio by major type:

Non-Covered Loan Concentrations

As of December 31, 2012 and 2011

(dollars in thousands)

	December 31, 2012		December 31, 2011
	Amount	Percentage	Amount	Percentage
Commercial real estate
Term & multifamily	$3,938,443	59.0%	$3,558,295	60.5%
Construction & development	202,118	3.0%	165,066	2.8%
Residential development	57,209	0.9%	90,073	1.5%
Commercial
Term	797,802	11.9%	625,766	10.6%
LOC & other	923,328	13.8%	832,999	14.1%
Residential
Mortgage	476,579	7.1%	315,927	5.4%
Home equity loans & lines	260,797	3.9%	272,192	4.6%
Consumer & other	37,327	0.6%	38,860	0.7%
Deferred loan fees, net	(12,523)	-0.2%	(11,080)	-0.2%
Total	$6,681,080	100.0%	$5,888,098	100.0%

The following table presents the maturity distribution of our non-covered loan portfolios and the sensitivity of these loans to changes in interest rates:

Maturities and Sensitivities of Non-covered Loans to Changes in Interest Rates as of December 31, 2012

(in thousands)

Loans Over One Year
	By Maturity				by Rate Sensitivity
	One Year	One Through	Over Five		Fixed	Floating
	or Less	Five Years	Years	Total	Rate	Rate
Commercial real estate	$ 463,883	$ 1,352,759	$ 2,381,124	$ 4,197,766	$ 781,446	$ 2,952,437
Commercial (1)	$ 826,082	$ 479,791	$ 383,855	$ 1,689,728	$ 508,611	$ 355,035

(1)	Excludes the lease portfolio.

Covered Loans and Leases, Net

Total covered loans and leases outstanding at December 31, 2012 were $477.1 million, a decrease of $145.4 million as compared to year-end 2011. This decrease is principally attributable to net loan paydowns and maturities of $114.8 million, transfers of covered loans to non-covered loans of $16.2 million, and transfers to covered other real estate owned of $7.0 million.

The following table presents the composition of the covered loan portfolio for each of the last three years.

Covered Loan Portfolio Composition

As of December 31,

(dollars in thousands)

	2012		2011		2010
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial real estate	$399,514	80.5%	$506,637	79.4%	$619,248	78.5%
Commercial	38,521	7.9%	57,576	9.1%	78,003	9.9%
Residential	51,267	10.4%	64,588	10.2%	80,504	10.2%
Consumer & other	6,051	1.2%	7,970	1.3%	10,864	1.4%
Total	495,353	100.0%	636,771	100.0%	788,619	100.0%
Allowance for covered loans	(18,275)		(14,320)		(2,721)
Total	$477,078		$622,451		$785,898

The following table presents the concentration distribution of our covered loan portfolio by major type:

Covered Loan Concentrations

As of December 31,

(dollars in thousands)

	December 31, 2012		December 31, 2011
	Amount	Percentage	Amount	Percentage
Commercial real estate
Term & multifamily	$378,009	76.4%	$474,054	74.3%
Construction & development	11,711	2.4%	14,820	2.3%
Residential development	9,794	2.0%	17,763	2.8%
Commercial
Term	23,524	4.7%	34,150	5.4%
LOC & other	14,997	3.0%	23,426	3.7%
Residential
Mortgage	27,825	5.6%	35,503	5.6%
Home equity loans & lines	23,442	4.7%	29,085	4.6%
Consumer & other	6,051	1.2%	7,970	1.3%
Total	495,353	100.0%	636,771	100.0%
Allowance for covered loans	(18,275)		(14,320)
Total	$477,078		$622,451

The covered loans are subject to loss-sharing agreements with the FDIC. Under the terms of the Evergreen Bank acquisition loss-sharing agreement, the FDIC will cover a substantial portion of any future losses on loans, related unfunded loan commitments, other real estate owned (“OREO”) and accrued interest on loans for up to 90 days. The FDIC will absorb 80% of losses and share in 80% of loss recoveries on the first $90.0 million on covered assets for Evergreen and absorb 95% of losses and share in 95% of loss recoveries exceeding $90.0 million, except for the Bank will incur losses up to $30.2 million before the loss-sharing will commence. As of December 31, 2012, losses have exceeded $30.2 million. The loss-sharing arrangements for non-single family residential and single family residential loans are in effect for 5 years and 10 years, respectively, and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition dates.

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

ASSET QUALITY AND NON-PERFORMING ASSETS

Non-Covered Loans and Leases

We manage asset quality and control credit risk through diversification of the non-covered loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices. The Bank's Credit Quality Group is charged with monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures across the Bank. The provision for non-covered loan and lease losses charged to earnings is based upon management's judgment of the amount necessary to maintain the allowance at a level adequate to absorb probable incurred losses. The amount of provision charge is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the non-covered loan portfolio, delinquencies, management's assessment of loan portfolio quality, general economic conditions that can impact the value of collateral, and other trends. The evaluation of these factors is performed through an analysis of the adequacy of the allowance for loan and lease losses. Reviews of non-performing, past due non-covered loans and larger credits, designed to identify potential charges to the allowance for loan and lease losses, and to determine the adequacy of the allowance, are conducted on a quarterly basis. These reviews consider such factors as the financial strength of borrowers, the value of the applicable collateral, loan loss experience, estimated loan losses, growth in the loan portfolio, prevailing economic conditions and other factors. Additional information regarding the methodology used in determining the adequacy of the allowance for loan and lease losses is contained in Part I Item 1 of this report in the section titled Lending and Credit Functions.

Non-covered, non-performing loans, which include non-covered, non-accrual loans and non-covered accruing loans past due over 90 days, totaled $71.0 million or 1.06% of  total non-covered loans as of December 31, 2012, as compared to $91.4 million, or 1.55% of total non-covered loans, at December 31, 2011. Non-covered, non-performing assets, which include non-covered, non-performing loans and non-covered, foreclosed real estate (“other real estate owned”), totaled $88.1 million, or 0.75% of total assets as of December 31, 2012 compared with $125.6 million, or 1.09% of total assets as of December 31, 2011. The decrease in non-performing assets in 2012 is attributable to the improving economic environment, an improvement in  real estate values in our markets and the resulting impact on our commercial real estate and commercial construction portfolio.

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

Upon acquisition of real estate collateral, typically through the foreclosure process, we promptly begin to market the property for sale. If we do not begin to receive offers or indications of interest we will analyze the price and review market conditions to assess whether a lower price reflects the market value of the property and would enable us to sell the property.  In addition, we update appraisals on other real estate owned property six to nine months after the most recent appraisal. Increases in valuation adjustments recorded in a period are primarily based on a) updated appraisals received during the period, or b) management's authorization to reduce the selling price of the property during the period.  Unless a current appraisal is available, an appraisal will be ordered prior to a loan moving to other real estate owned.  Foreclosed properties held as other real estate owned are recorded at the lower of the recorded investment in the loan or market value of the property less expected selling costs. Non-covered other real estate owned at December 31, 2012 totaled $17.1 million and consisted of 36 properties.

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

The Company has written down impaired, non-covered non-accrual loans as of December 31, 2012 to their estimated net realizable value, based on disposition value, and expects resolution with no additional material loss, absent further decline in market prices.

The following table summarizes our non-covered non-performing assets as of December 31 for each of the last five years.

Non-Covered Non-Performing Assets

As of December 31,

(dollars in thousands)
	2012	2011	2010	2009	2008
Non-covered loans on non-accrual status	$66,736	$80,562	$138,177	$193,118	$127,914
Non-covered loans past due 90 days or more and accruing	4,232	10,821	7,071	5,909	5,452
Total non-covered non-performing loans	70,968	91,383	145,248	199,027	133,366
Non-covered other real estate owned	17,138	34,175	32,791	24,566	27,898
Total non-covered non-performing assets	$88,106	$125,558	$178,039	$223,593	$161,264

Restructured loans (1)	$70,602	$80,563	$84,441	$134,439	$23,540

Allowance for non-covered loan and lease losses	$85,391	$92,968	$101,921	$107,657	$95,865
Reserve for unfunded commitments	1,223	940	818	731	983
Allowance for credit losses	$86,614	$93,908	$102,739	$108,388	$96,848
Asset quality ratios:
Non-covered non-performing assets to total assets	0.75%	1.09%	1.53%	2.38%	1.88%
Non-covered non-performing loans to total non-covered loans	1.06%	1.55%	2.57%	3.32%	2.18%
Allowance for non-covered loan losses to total non-covered loans	1.28%	1.58%	1.80%	1.79%	1.56%
Allowance for non-covered credit losses to total non-covered loans	1.30%	1.59%	1.82%	1.81%	1.58%
Allowance for non-covered credit losses to
total non-covered non-performing loans	122%	103%	71%	54%	73%

(1) Represents accruing restructured non-covered loans performing according to their restructured terms.

The following tables summarize our non-covered non-performing assets by loan type and region as of December 31, 2012 and December 31, 2011:

Non-Covered Non-Performing Assets by Type and Region

(in thousands)

	December 31, 2012
		Northwest	Southern	Northern	Central	Greater Bay
	Washington	Oregon	Oregon	California	California	California	Total
Loans on non-accrual status:
Commercial real estate
Term & multifamily	$139	$22,683	$3,543	$2,514	$10,228	$4,183	$43,290
Construction & development	662	-	-	-	3,515	-	4,177
Residential development	-	5,132	-	-	-	-	5,132
Commercial
Term	114	2,602	239	2,987	921	177	7,040
LOC & other	-	1,180	172	-	2,922	2,753	7,027
Residential
Mortgage	-	-	-	-	-	-	-
Home equity loans & lines	-	-	-	-	-	49	49
Consumer & other	-	-	-	-	-	21	21
Total	915	31,597	3,954	5,501	17,586	7,183	66,736

Loans past due 90 days or more and accruing:
Commercial real estate
Term & multifamily	$-	$-	$-	$-	$-	$-	$-
Construction & development	-	-	-	-	-	-	-
Residential development	-	-	-	-	-	-	-
Commercial
Term	-	81	-	-	-	-	81
LOC & other	-	-	-	-	-	-	-
Residential
Mortgage	-	3,303	-	-	-	-	3,303
Home equity loans & lines	-	355	50	215	-	138	758
Consumer & other	2	5	20	8	25	30	90
Total	2	3,744	70	223	25	168	4,232
Total non-performing loans	917	35,341	4,024	5,724	17,611	7,351	70,968
Other real estate owned:
Commercial real estate
Term & multifamily	$-	$5,822	$-	$747	$-	$-	$6,569
Construction & development	-	-	-	-	984	1,440	2,424
Residential development	1,693	312	655	-	886	-	3,546
Commercial
Term	-	1,656	-	-	-	-	1,656
LOC & other	907	63	-	-	-	-	970
Residential
Mortgage	-	964	-	-	-	-	964
Home equity loans & lines	-	656	-	-	191	162	1,009
Consumer & other	-	-	-	-	-	-	-
Total	2,600	9,473	655	747	2,061	1,602	17,138
Total non-performing assets	$3,517	$44,814	$4,679	$6,471	$19,672	$8,953	$88,106

	December 31, 2011
		Northwest	Southern	Northern	Central	Greater Bay
	Washington	Oregon	Oregon	California	California	California	Total
Loans on non-accrual status:
Commercial real estate
Term & multifamily	$1,159	$27,800	$2,286	$4,058	$8,789	$394	$44,486
Construction & development	-	921	568	-	1,859	-	3,348
Residential development	4,172	9,226	-	252	2,186	-	15,836
Commercial
Term	157	2,538	239	3,724	1,462	-	8,120
LOC & other	1,114	5,605	95	285	1,493	180	8,772
Residential
Mortgage	-	-	-	-	-	-	-
Home equity loans & lines	-	-	-	-	-	-	-
Consumer & other	-	-	-	-	-	-	-
Total	6,602	46,090	3,188	8,319	15,789	574	80,562
Loans past due 90 days or more and accruing:
Commercial real estate
Term & multifamily	$-	$-	$-	$-	$-	$-	$-
Construction & development	-	-	-	-	575	-	575
Residential development	-	-	-	-	-	-	-
Commercial
Term	-	-	-	-	-	1,179	1,179
LOC & other	-	-	-	-	47	1,350	1,397
Residential
Mortgage	-	4,342	-	-	-	-	4,342
Home equity loans & lines	-	972	294	550	613	220	2,649
Consumer & other	2	475	155	26	21	-	679
Total	2	5,789	449	576	1,256	2,749	10,821
Total non-performing loans	6,604	51,879	3,637	8,895	17,045	3,323	91,383
Other real estate owned:
Commercial real estate
Term & multifamily	$-	$4,813	$786	$1,124	$9,193	$-	$15,916
Construction & development	-	2,782	-	-	3,166	-	5,948
Residential development	589	2,431	1,457	630	3,649	-	8,756
Commercial
Term	-	-	-	-	-	-	-
LOC & other	522	355	-	-	-	-	877
Residential
Mortgage	-	2,100	-	-	-	-	2,100
Home equity loans & lines	-	-	212	-	366	-	578
Consumer & other	-	-	-	-	-	-	-
Total	1,111	12,481	2,455	1,754	16,374	-	34,175
Total non-performing assets	$7,715	$64,360	$6,092	$10,649	$33,419	$3,323	$125,558

As of December 31, 2012, the non-covered non-performing assets of $88.1 million have been written down by 29%, or $36.7 million, from their original balance of $124.8 million.

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

The following table summarizes our non-covered loans past due 30-89 days by loan type and by region as of December 31, 2012 and December 31, 2011.  Loans past due 30-89 days have decreased 32% between the two periods.

Non-Covered Loans Past Due 30-89 Days by Type and Region

(in thousands)
	December 31, 2012
		Northwest	Southern	Northern	Central	Greater Bay
	Washington	Oregon	Oregon	California	California	California	Total
Commercial real estate
Term & multifamily	$317	$1,410	$783	$1,799	$3,462	$2,760	$10,531
Construction & development	-	283	-	-	-	-	283
Residential development	-	-	-	-	479	-	479
Commercial
Term	-	413	164	1,214	22	1,878	3,691
LOC & other	24	1,446	74	104	1,383	183	3,214
Residential
Mortgage	-	3,508	-	-	-	-	3,508
Home equity loans & lines	-	250	221	266	161	714	1,612
Consumer & other	-	329	20	61	63	-	473
Total	$341	$7,639	$1,262	$3,444	$5,570	$5,535	$23,791

(in thousands)
	December 31, 2011
		Northwest	Southern	Northern	Central	Greater Bay
	Washington	Oregon	Oregon	California	California	California	Total
Commercial real estate
Term & multifamily	$-	$1,721	$1,029	$2,547	$8,446	$4,760	$18,503
Construction & development	662	-	-	-	-	-	662
Residential development	-	-	-	-	4,171	-	4,171
Commercial
Term	-	760	166	1,089	556	242	2,813
LOC & other	-	141	98	102	5,616	597	6,554
Residential
Mortgage	-	1,180	-	-	-	-	1,180
Home equity loans & lines	-	22	94	220	155	192	683
Consumer & other	10	578	36	23	8	6	661
Total	$672	$4,402	$1,423	$3,981	$18,952	$5,797	$35,227

Non-Covered Restructured Loans

At December 31, 2012 and December 31, 2011, non-covered impaired loans of $70.6 million and $80.6 million were classified as non-covered performing restructured loans, respectively.  The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The non-covered performing restructured loans on accrual status represent the only impaired loans accruing interest at December 31, 2012.  In order for a restructured loan to be considered performing and on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan must be current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Company had no obligation to lend additional funds on the restructured loans as of December 31, 2012.

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

A and B Note Workout Structures

The Bank performs A note/B note workout structures as a subset of the Bank’s troubled debt restructuring strategy.  The amount of loans restructured using this structure was $12.6 million and $21.4 million as of December 31, 2012 and December 31, 2011, respectively.

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

The following tables summarize our performing non-covered restructured loans by loan type and region as of December 31, 2012 and December 31, 2011:

Non-Covered Restructured Loans by Type and Region

(in thousands)

	December 31, 2012
		Northwest	Southern	Northern	Central	Greater Bay
	Washington	Oregon	Oregon	California	California	California	Total
Commercial real estate
Term & multifamily	$13,482	$10,725	$3,870	$654	$10,882	$-	$39,613
Construction & development	-	8,739	-	-	3,813	-	12,552
Residential development	-	8,455	-	-	8,686	-	17,141
Commercial
Term	-	-	-	350	-	-	350
LOC & other	-	-	-	-	820	-	820
Residential
Mortgage	-	-	-	-	-	-	-
Home equity loans & lines	-	-	-	-	-	126	126
Consumer & other	-	-	-	-	-	-	-
Total	$13,482	$27,919	$3,870	$1,004	$24,201	$126	$70,602

(in thousands)
	December 31, 2011
		Northwest	Southern	Northern	Central	Greater Bay
	Washington	Oregon	Oregon	California	California	California	Total
Commercial real estate
Term & multifamily	$-	$10,147	$5,243	$-	$7,221	$-	$22,611
Construction & development	-	8,967	-	-	11,029	-	19,996
Residential development	-	15,138	-	-	18,826	-	33,964
Commercial
Term	-	-	-	672	3,191	-	3,863
LOC & other	-	-	-	-	-	-	-
Residential
Mortgage	-	-	-	-	-	-	-
Home equity loans & lines	-	-	-	-	-	129	129
Consumer & other	-	-	-	-	-	-	-
Total	$-	$34,252	$5,243	$672	$40,267	$129	$80,563

The following table presents a distribution of our performing non-covered restructured loans by year of maturity, according to the restructured terms, as of December 31, 2012:

(in thousands)

Year	Amount
2013	$49,349
2014	-
2015	5,101
2016	9,366
2017	2,475
Thereafter	4,311
Total	$70,602

The Bank has had a  varying degree of success with different types of concessions.  The following table presents the percentage of troubled debt restructurings, by type of concession, at December 31, 2012 that have performed and are expected to perform according to the troubled debt restructuring agreement:

December 31, 2012
Rate	98%
Term	31%
Payment	99%
Combination	77%

A  further decline in the economic conditions in our general market areas or other factors could adversely impact individual borrowers or the loan portfolio in general. Accordingly, there can be no assurance that loans will not become 90 days or more past due, become impaired or placed on non-accrual status, restructured or transferred to other real estate owned in the future. Additional information about the loan portfolio is provided in Note 5 of the Notes to Consolidated Financial Statements.

Covered Non-Performing Assets

Covered non-performing assets totaled $10.4 million, or 0.09% of total assets at December 31, 2012 as compared to $19.5 million, or 0.17% of total assets at December 31, 2011. These covered nonperforming assets are subject to shared-loss agreements with the FDIC. The following tables summarize our covered non-performing assets by loan type as of December 31, 2012 and December 31, 2011:

(in thousands)
	December 31, 2012
	Evergreen	Rainier	Nevada Security	Total
Covered other real estate owned:
Commercial real estate
Term & multifamily	$958	$1,540	$2,371	$4,869
Construction & development	319	482	3,286	4,087
Residential development	347	-	243	590
Commercial
Term	-	332	-	332
LOC & other	-	-	-	-
Residential
Mortgage	421	75	-	496
Home equity loans & lines	-	-	-	-
Consumer & other	-	-	-	-
Total	$2,045	$2,429	$5,900	$10,374

(in thousands)
	December 31, 2011
	Evergreen	Rainier	Nevada Security	Total
Covered other real estate owned:
Commercial real estate
Term & multifamily	$914	$1,827	$8,525	$11,266
Construction & development	36	1,053	2,621	3,710
Residential development	351	2,359	1,301	4,011
Commercial
Term	-	-	188	188
LOC & other	-	-	-	-
Residential
Mortgage	69	247	-	316
Home equity loans & lines	-	-	-	-
Consumer & other	-	-	-	-
Total	$1,370	$5,486	$12,635	$19,491

Total Non-Performing Assets

The following tables summarize our total (including covered and non-covered) nonperforming assets at December 31:

(dollars in thousands)

	2012	2011	2010	2009	2008
Loans on non-accrual status	$66,736	$80,562	$138,177	$193,118	$127,914
Loans past due 90 days or more and accruing	4,232	10,821	7,071	5,909	5,452
Total non-performing loans	70,968	91,383	145,248	199,027	133,366
Other real estate owned	27,512	53,666	62,654	24,566	27,898
Total non-performing assets	$98,480	$145,049	$207,902	$223,593	$161,264

Asset quality ratios:
Total non-performing assets to total assets	0.83%	1.25%	1.78%	2.38%	1.88%
Total non-performing loans to total loans	0.99%	1.40%	2.25%	3.32%	2.18%

ALLOWANCE FOR NON-COVERED LOAN AND LEASE LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS

The allowance for non-covered loan and lease losses (“ALLL”) totaled $85.4 million at December 31, 2012,  a decrease of  $7.6 million from the $93.0 million at December 31, 2011. The decrease in the ALLL from the prior year-end results is principally attributable to net charge-offs exceeding the non-covered provision for loan and lease losses and improved credit quality of our portfolio.   Additional discussion on the change in provision for loan and lease losses is provided under the heading Provision for Loan and Lease Losses above.

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the allowance for loan and lease losses, and acknowledges the inherent imprecision of all loss prediction models. As of December 31, 2012,  there was no unallocated allowance for loan and lease losses, compared to 5% at December 31, 2011. The level in unallocated ALLL in the current year reflects management’s evaluation of the existing general business and economic conditions, and improving credit quality and collateral values of real estate in our markets as compared to 2011. The ALLL composition should not be interpreted as an indication of specific amounts or loan categories in which future charge-offs may occur.

The following table provides a summary of activity in the ALLL by major loan type for each of the five years ended December 31:

Allowance for Non-Covered Loan and Lease Losses

Years Ended December 31,

(in thousands)
	2012	2011	2010	2009	2008
Balance, beginning of period	$92,968	$101,921	$107,657	$95,865	$84,904
Loans charged off:
Commercial real estate	(22,349)	(36,011)	(71,030)	(136,382)	(82,919)
Commercial	(12,209)	(21,071)	(50,242)	(57,932)	(14,614)
Residential	(5,282)	(6,333)	(5,168)	(4,331)	(1,597)
Consumer & other	(1,499)	(1,636)	(2,061)	(2,222)	(1,922)
Total loans charged off	(41,339)	(65,051)	(128,501)	(200,867)	(101,052)
Recoveries:
Commercial real estate	5,409	5,906	6,980	1,334	2,571
Commercial	5,356	3,348	1,318	1,549	1,021
Residential	762	239	334	126	148
Consumer & other	439	385	465	526	595
Total recoveries	11,966	9,878	9,097	3,535	4,335
Net charge-offs	(29,373)	(55,173)	(119,404)	(197,332)	(96,717)
Provision charged to operations	21,796	46,220	113,668	209,124	107,678
Balance, end of period	$85,391	$92,968	$101,921	$107,657	$95,865

As a percentage of average non-covered loans and leases:
Net charge-offs	0.48%	0.96%	2.06%	3.23%	1.58%
Provision for non-covered loan and lease losses	0.35%	0.81%	1.97%	3.43%	1.76%
Recoveries as a percentage of charge-offs	28.95%	15.19%	7.08%	1.76%	4.29%

The following table sets forth the allocation of the allowance for non-covered loan and lease losses and percent of loans in each category to total loans (excluding deferred loan fees) as of December 31, 2012 and December 31, 2011:

Allowance for Non-covered Loan and Lease Losses Composition

As of December 31,

(dollars in thousands)

	2012		2011		2010		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial real estate	$54,909	62.7%	$59,574	64.8%	$64,405	68.5%	$67,281	68.6%	$57,907	67.5%
Commercial	22,925	25.7%	20,485	24.8%	22,146	22.2%	24,583	23.2%	23,104	24.5%
Residential	6,925	11.0%	7,625	10.0%	5,926	8.9%	5,811	7.8%	5,778	7.6%
Consumer & other	632	0.6%	867	0.6%	803	0.6%	455	0.6%	484	0.6%
Unallocated	-		4,417		8,641		9,527		8,592
Allowance for non-covered
loan and lease losses	$85,391		$92,968		$101,921		$107,657		$95,865

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

At December 31, 2012, the recorded investment in non-covered loans classified as impaired totaled $142.4 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $1.4 million.  The valuation allowance on impaired loans represents the impairment reserves on performing current and former non-covered restructured loans and nonaccrual loans. At December 31, 2011, the total recorded investment in non-covered impaired loans was $166.3 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $3.8 million.  The valuation allowance on impaired loans represents the impairment reserves on performing current and former non-covered restructured loans, nonaccrual loans and two loans included in loans past due 30+ days and accruing at December 31, 2011.

The following table presents a summary of activity in the reserve for unfunded commitments (“RUC”):

Summary of Reserve for Unfunded Commitments Activity

Years Ended December 31,

(in thousands)
	2012	2011	2010
Balance, beginning of period	$940	$818	$731
Net change to other expense:
Commercial real estate	113	26	(24)
Commercial	174	58	91
Residential	(12)	27	14
Consumer & other	8	11	6
Total change to other expense	283	122	87
Balance, end of period	$1,223	$940	$818

We believe that the ALLL and RUC at December 31, 2012 are sufficient to absorb losses inherent in the loan portfolio and credit commitments outstanding as of that date based on the best information available. This assessment, based in part on historical levels of net charge-offs, loan growth, and a detailed review of the quality of the loan portfolio, involves uncertainty and judgment. Therefore, the adequacy of the ALLL and RUC cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

ALLOWANCE FOR COVERED LOAN AND LEASE LOSSES

The allowance for covered loan and lease losses (“ALLL”) totaled $18.3 million at December 31, 2012, an increase of $4.0 million from the $14.3 million at December 31, 2011. The increase in the covered ALLL from the prior year end results from changes in the amount and the timing of expected cash flows on the acquired loans compared to those previously estimated and charge-offs of unpaid principal balance against previously established allowance, as measured on a pool basis.

The following table summarizes activity related to the allowance for covered loan and lease losses by covered loan portfolio segment for years ended December 31, 2012, 2011, and 2010, respectively:

Allowance for Covered Loan and Lease Losses

(in thousands)
	2012	2011	2010
Balance, beginning of period	$14,320	$2,721	$-
Loans charged off:
Commercial real estate	(2,921)	(3,177)	(2,439)
Commercial	(1,613)	(660)	(266)
Residential	(596)	(1,657)	-
Consumer & other	(659)	(1,192)	-
Total loans charged off	(5,789)	(6,686)	(2,705)
Recoveries:
Commercial real estate	1,264	1,348	11
Commercial	733	512	263
Residential	237	142	-
Consumer & other	105	142	1
Total recoveries	2,339	2,144	275
Net charge-offs	(3,450)	(4,542)	(2,430)
Covered provision charged to operations	7,405	16,141	5,151
Balance, end of period	$18,275	$14,320	$2,721

As a percentage of average covered loans and leases:
Net charge-offs	0.62%	0.64%	0.36%
Provision for covered loan and lease losses	1.34%	2.28%	0.76%

The following table sets forth the allocation of the allowance for covered loan and lease losses and percent of covered loans in each category to total loans as of December 31, 2012 and December 31, 2011:

Allowance for Covered Loan and Lease Losses Composition

As of December 31,

(dollars in thousands)

	2012		2011		2010
	Amount	%	Amount	%	Amount	%
Commercial real estate	$12,129	80.7%	$8,939	79.4%	$2,465	78.5%
Commercial	4,980	7.8%	3,964	9.1%	176	9.9%
Residential	804	10.3%	991	10.2%	56	10.2%
Consumer & other	362	1.2%	426	1.3%	24	1.4%
Allowance for non-covered
loan and lease losses	$18,275		$14,320		$2,721

MORTGAGE SERVICING RIGHTS

The following table presents the key elements of our mortgage servicing rights asset as of December 31, 2012, 2011, and 2010:

Summary of Mortgage Servicing Rights

Years Ended December 31,

(in thousands)
	2012	2011	2010
Balance, beginning of year	$18,184	$14,454	$12,625
Additions for new mortgage servicing rights capitalized	17,710	6,720	5,645
Acquired mortgage servicing rights	-	-	62
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(4,651)	(858)	(1,598)
Other(2)	(3,815)	(2,132)	(2,280)
Balance, end of year	$27,428	$18,184	$14,454

(1) Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(2) Represents changes due to collection/realization of expected cash flows over time.

Information related to our serviced loan portfolio as of December 31, 2012, 2011, and 2010 was as follows:

(dollars in thousands)
	December 31, 2012	December 31, 2011	December 31, 2010
Balance of loans serviced for others	$3,162,080	$2,009,849	$1,603,414
MSR as a percentage of serviced loans	0.87%	0.90%	0.90%

As of December 31, 2012,  we serviced residential mortgage loans for others with an aggregate outstanding principal balance of $3.2 billion for which servicing assets have been recorded. Mortgage servicing rights are adjusted to fair value quarterly with the change recorded in mortgage banking revenue. The value of mortgage servicing rights is impacted by market rates for mortgage loans. Historically low market rates can cause prepayments to increase as a result of refinancing activity. To the extent loans are prepaid sooner than estimated at the time servicing assets are originally recorded, it is possible that certain mortgage servicing rights assets may decrease in value. Generally, the fair value of our mortgage servicing rights will increase as market rates for mortgage loans rise and decrease if market rates fall.

Additional information about the Company’s mortgage servicing rights is provided in Note 10 of the Notes to Consolidated Financial Statements in Item 8 below.

GOODWILL AND OTHER INTANGIBLE ASSETS

At December 31, 2012, we had goodwill and other intangible assets of $685.3 million, as compared to $677.2 million at December 31, 2011.  The goodwill recorded in connection with acquisitions represents the excess of the purchase price over the estimated fair value of the net assets acquired.  Goodwill increased in 2012 over 2011 as a result of the Circle Bancorp acquisition.

At December 31, 2012, we had recorded goodwill of $668.2 million, as compared to $656.1 million at December 31, 2011.  Goodwill and other intangible assets with indefinite lives are not amortized but instead are periodically tested for impairment.  Management evaluates intangible assets with indefinite lives on an annual basis as of December 31. Additionally, we perform impairment evaluations on an interim basis when events or circumstances indicate impairment potentially exists.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred.  Such indicators may include, among others, a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; adverse action or assessment by a regulator; and unanticipated competition.

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

The Company conducted its annual evaluation of goodwill for impairment as of December 31, 2012 for both the Community Banking and Wealth Management segments. In the first step of the goodwill impairment test, the Company determined for both segments that the fair value of the reporting unit exceeded its carrying value. No goodwill impairment losses have been recognized in the periods presented.

At December 31, 2012, we had other intangible assets of $17.1 million, as compared to $21.1 million at December 31, 2011.  As part of a business acquisition, a portion of the purchase price is allocated to the other value of intangible assets such as core deposits, which includes all deposits except certificates of deposit. The value of these other intangible assets were determined by a third party based on an analysis of the cost differential between the core deposits and alternative funding sources for the core deposit intangible. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and are also reviewed for impairment.  We amortize other intangible assets on an accelerated or straight-line basis over an estimated ten to fifteen year life.  Other intangible assets decreased in 2012 over 2011 as a result of intangible asset amortization, offset by recognition of intangible assets associated with of the Circle Bancorp acquisition.  No impairment losses separate from the scheduled amortization have been recognized in the periods presented.

Additional information regarding our accounting for goodwill and other intangible assets is included in Notes 1, 2 and 9 of the Notes to Consolidated Financial Statements in Item 8 below.

DEPOSITS

Total deposits were $9.4 billion at December 31, 2012, an increase of $142.6 million, or 1.5%, as compared to year-end 2011.    Of the total change in deposit balances during the current year, there were $250.4 million deposits acquired with the Circle Bank acquisition.  Excluding acquired deposits, deposits declined $107.8 million due to the run-off of higher priced time deposits and decrease in public funds, which management attributes to the ability to reduce our cost of deposits while maintaining our overall deposit base and grow certain lines of business to ongoing business development and marketing efforts in our service markets. Additional information regarding interest bearing deposits is included in Note 14 of the Notes to Consolidated Financial Statements in Item 8 below.

The following table presents the deposit balances by major category as of December 31, 2012 and December 31, 2011:

Deposits

As of December 31,

(dollars in thousands)

	December 31, 2012		December 31, 2011
	Amount	Percentage	Amount	Percentage
Non-interest bearing	$2,278,914	24%	$1,913,121	21%
Interest bearing demand	1,215,002	13%	993,579	11%
Money market	3,407,047	37%	3,661,785	39%
Savings	475,325	5%	386,528	4%
Time, $100,000 or greater	1,429,153	15%	1,629,505	18%
Time, less than $100,000	573,834	6%	652,172	7%
Total	$9,379,275	100%	$9,236,690	100%

The following table presents the average amount of and average rate paid by major category as of December 31:

(dollars in thousands)

	2012		2011		2010
	Average	Average	Average	Average	Average	Average
	Deposits	Rate	Deposits	Rate	Deposits	Rate
Non-interest bearing	$2,034,035	-	$1,782,354	-	$1,529,165	-
Interest bearing demand	1,112,394	0.18%	903,721	0.34%	941,637	0.50%
Money market	3,447,806	0.21%	3,487,624	0.49%	2,932,136	0.90%
Savings	427,673	0.07%	373,746	0.10%	329,336	0.16%
Time	2,102,711	1.03%	2,754,533	1.27%	2,875,706	1.55%
Total	$9,124,619		$9,301,978		$8,607,980

The following table presents the scheduled maturities of time deposits of $100,000 and greater as of December 31, 2012:

Maturities of Time Deposits of $100,000 and Greater

(in thousands)
Amount
Three months or less	$336,783
Over three months through six months	205,786
Over six months through twelve months	438,500
Over twelve months	448,084
Time, $100,000 and over	$1,429,153

The Company has an agreement with Promontory Interfinancial Network LLC (“Promontory”) that makes it possible to provide FDIC deposit insurance to balances in excess of current deposit insurance limits.  Promontory’s Certificate of Deposit Account Registry Service (“CDARS”) uses a deposit-matching program to exchange Bank deposits in excess of the current deposit insurance limits for excess balances at other participating banks, on a dollar-for-dollar basis, that would be fully insured at the Bank.  This product is designed to enhance our ability to attract and retain customers and increase deposits, by providing additional FDIC coverage to customers.  CDARS deposits can be reciprocal or one-way.  All of the Bank’s CDARS deposits are reciprocal.  At December 31, 2012 and December 31, 2011, the Company’s CDARS balances totaled $154.1 million and $274.6 million, respectively.  Of these totals, at December 31, 2012 and December 31, 2011, $146.1 million and  $258.3 million, respectively, represented time deposits equal to or greater than $100,000 but were fully insured under current deposit insurance limits.

The Dodd-Frank Act provided for unlimited deposit insurance for non-interest bearing transactions accounts, excluding NOW (interest bearing deposit accounts) and including all IOLTAs (lawyers’ trust accounts), beginning December 31, 2010 for a period of two years. The program expired December 31, 2012. The Dodd-Frank Act permanently raises the current standard maximum federal deposit insurance amount from $100,000 to $250,000 per qualified account.

BORROWINGS

At December 31, 2012, the Bank had outstanding $137.1 million of securities sold under agreements to repurchase and no outstanding federal funds purchased balances. Additional information regarding securities sold under agreements to repurchase and federal funds purchased is provided in Notes 15 and 16 of Notes to Consolidated Financial Statements in Item 8 below.

The Bank had outstanding term debt of $253.6 million at December 31, 2012, primarily with the Federal Home Loan Bank (“FHLB”). Term debt outstanding as of December 31, 2012 decreased $2.1 million since December 31, 2011 as a result of accretion of purchase accounting adjustments. Management expects continued use of FHLB advances as a source of short and long-term funding. Advances from the FHLB amounted to $245.0 million of the total term debt and are secured by investment securities and loans secured by real estate.  The FHLB advances have fixed contractual interest rates ranging from 4.46% to 4.72% and mature in 2016 and 2017.  Additional information regarding term debt is provided in Note 17 of Notes to Consolidated Financial Statements in Item 8 below.

JUNIOR SUBORDINATED DEBENTURES

We had junior subordinated debentures with carrying values of $196.1 million and $185.4 million at December 31, 2012 and December 31, 2011, respectively.  The increase in junior subordinated debentures from 2012 to 2011 is due to $8.8 million assumed in the acquisition of Circle Bancorp and an increase in fair value of $2.2 million for those carried at fair value.

At December 31, 2012, approximately $228.4 million, or 96% of the total issued amount, had interest rates that are adjustable on a quarterly basis based on a spread over three month LIBOR.  Interest expense for junior subordinated debentures increased slightly in 2012 as compared to 2011 and 2010, primarily resulting from increases in three month LIBOR.  Although increases in three month LIBOR will increase the interest expense for junior subordinated debentures, we believe that other attributes of our balance sheet will serve to mitigate the impact to net interest income on a consolidated basis.

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

Due to inactivity in the junior subordinated debenture market and the inability to obtain observable quotes of our, or similar, junior subordinated debenture liabilities or the related trust preferred securities when traded as assets, we utilize an income approach valuation technique to determine the fair value of these liabilities using our estimation of market discount rate assumptions. The Company monitors activity in the trust preferred and related markets, to the extent available, changes related to the current and anticipated future interest rate environment, and considers our entity-specific creditworthiness, to validate the reasonableness of the credit risk adjusted spread and effective yield utilized in our discounted cash flow model.  Regarding the activity in and condition of the junior subordinated debt market, we noted no observable changes in the current period as it relates to companies comparable to our size and condition, in either the primary or secondary markets.  Relating to the interest rate environment, we considered the change in slope and shape of the forward LIBOR swap curve in the current period, the effects of which did not result in a significant change in the fair value of these liabilities.

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

Additionally, the Company periodically utilizes an external valuation firm to determine or validate the reasonableness of the assessments of inputs and factors that ultimately determines the estimate fair value of these liabilities. The extent we involve or engage these external third parties correlates to management’s assessment of the current subordinate debt market, how the current environment and market compares to the preceding quarter, and perceived changes in the Company’s own creditworthiness during the quarter.  In periods of potential significant valuation changes and at year-end reporting periods we typically engage third parties to perform a full independent valuation of these liabilities.  For periods where management has assessed the market and other factors impacting the underlying valuation assumptions of these liabilities, and has determined significant changes to the valuation of these liabilities in the current period are remote, the scope of the valuation specialist’s review is limited to a review the reasonableness of Management’s assessment of inputs.  In the fourth quarter of 2012, the Company engaged an external valuation firm to prepare an independent valuation of our junior subordinated debentures measured at fair value and the results were consistent with the Company’s valuation.

Absent changes to the significant inputs utilized in the discounted cash flow model used to measure the fair value of these instruments at each reporting period, the cumulative discount for each junior subordinated debenture will reverse over time, ultimately returning the carrying values of these instruments to their notional values at their expected redemption dates, in a manner similar to the effective yield method as if these instruments were accounted for under the amortized cost method.   For the year ended December 31, 2012, 2011, and 2010, we recorded a loss of $2.2 million, a loss of $2.2 million, and a gain of $5.0 million, respectively, resulting from the change in fair value of the junior subordinated debentures recorded at fair value.  Observable activity in the junior subordinated debenture and related markets in future periods may change the effective rate used to discount these liabilities, and could result in additional fair value adjustments (gains or losses on junior subordinated debentures measured at fair value) outside the expected periodic change in fair value had the fair value assumptions remained unchanged.

As noted above, the Dodd-Frank Act limits the ability of certain bank holding companies to treat trust preferred security debt issuances as Tier 1 capital.  As the Company had less than $15 billion in assets at December 31, 2009, under the Dodd-Frank Act, the Company will be able to continue to include its existing trust preferred securities, less the common stock of the Trusts, in Tier 1 capital. However, under a recently issued notice of proposed rulemaking by federal banking regulators to revise the regulatory capital rules to incorporate certain revisions by the Basel Committee on Banking Supervision to the Basel capital framework (Basel III), the trust preferred security debt issuances would be phased out of Tier 1 capital into Tier 2 capital over a 10 year period. If the proposed rulemaking becomes effective, it is possible the Company may accelerate redemption of the existing junior subordinated debentures.  This could result in adjustments to the fair value of these instruments including the acceleration of losses on junior subordinated debentures carried at fair value within non-interest income. At December 31, 2012, the Company's restricted core capital elements were 18.2% of total core capital, net of goodwill and any associated deferred tax liability.

The contractual interest expense on junior subordinated debentures continues to be recorded on an accrual basis and is reported in interest expense. The junior subordinated debentures recorded at fair value of $85.1 million had contractual unpaid principal amounts of $134.0 million outstanding as of December 31, 2012. The junior subordinated debentures recorded at fair value of $82.9 million had contractual unpaid principal amounts of $134.0 million outstanding as of December 31, 2011.

Additional information regarding junior subordinated debentures measured at fair value is included in Note 24 of the Notes to Consolidated Financial Statements in Item 8 below.

All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of December 31, 2012, under guidance issued by the Board of Governors of the Federal Reserve System. Additional information regarding the terms of the junior subordinated debentures, including maturity/redemption dates, interest rates and the fair value election, is included in Note 9 of the Notes to Consolidated Financial Statements.

LIQUIDITY AND CASH FLOW

The principal objective of our liquidity management program is to maintain the Bank's ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance.  Public deposits represent 10.6% and 10.9% of total deposits at December 31, 2012 and at December 31, 2011, respectively. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state’s risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $1.9 billion at December 31, 2012 subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $425.2 million subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $185.0 million at December 31, 2012. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company's revenues are obtained from dividends declared and paid by the Bank. There were $78.5 million of dividends paid by the Bank to the Company in 2012.  There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to fund its quarterly cash dividend distributions to common shareholders and meet its ongoing cash obligations, which consist principally of debt service on the $238.8 million (issued amount) of outstanding junior subordinated debentures. As of December 31, 2012, the Company did not have any borrowing arrangements of its own.

As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $26.5 million during 2012. The difference between cash provided by operating activities and net income largely consisted of originations of loans held for sale of $2.0 billion offset by proceeds from the sale of loans held for sale of $1.9 billion.

Net cash of $121.5 million provided by investing activities consisted principally of proceeds from investment securities available for sale of $1.5 billion, net covered loan paydowns of $114.8 million, net proceeds from the FDIC indemnification asset of $29.5 million, proceeds from the sale of non-covered other real estate owned of $27.1 million, and proceeds from the sale of covered other real estate owned of $12.7 million, partially offset by $994.6 million of purchases of investment securities available for sale, net non-covered loan originations of $587.4 million and purchases of premises and equipment of $22.8 million.

Net cash of $203.0 million used by financing activities primarily consisted of $107.4 million decrease in deposits, net of increased deposit balances due to Circle Bancorp acquisition, $55.4 million repayment of Circle Bancorp term debt,  $46.2 million of dividends paid on common stock, and $7.4 million of common stock repurchased, partially offset by $12.5 million increase in net securities sold under agreements to repurchase.

Although we expect the Bank's and the Company's liquidity positions to remain satisfactory during 2012, it is possible that our deposit growth for 2012 may not be maintained at previous levels due to pricing pressure or, in order to generate deposit growth, our pricing may need to be adjusted in a manner that results in increased interest expense on deposits.

OFF-BALANCE-SHEET ARRANGEMENTS

Information regarding Off-Balance-Sheet Arrangements is included in Note 20 and 21 of the Notes to Consolidated Financial Statements in Item 8 below.

The following table presents a summary of significant contractual obligations extending beyond one year as of December 31, 2012 and maturing as indicated:

Future Contractual Obligations

As of December 31, 2012:

(in thousands)

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Deposits (1)	$8,773,616	$373,960	$227,957	$2,857	$9,378,390
Term debt	-	-	245,016	527	245,543
Junior subordinated debentures (2)	-	-	-	238,825	238,825
Operating leases	16,770	29,216	18,932	24,141	89,059
Other long-term liabilities (3)	1,815	3,789	4,869	31,071	41,544
Total contractual obligations	$8,792,201	$406,965	$496,774	$297,421	$9,993,361

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

As of December 31, 2012, the Company has a liability for unrecognized tax benefits relating to California tax incentives and temporary differences in the amount of $766,000, which includes accrued interest of $168,000. As the Company is not able to estimate the period in which this liability will be paid in the future, this amount is not included in the future contractual obligations table above.

CONCENTRATIONS OF CREDIT RISK

Information regarding Concentrations of Credit Risk is included in Note 3, 5, and 20 of the Notes to Consolidated Financial Statements in Item 8 below.

CAPITAL RESOURCES

Shareholders' equity at December 31, 2012 was $1.7 billion, an increase of $51.6 million from December 31, 2011. The increase in shareholders' equity during the year ended December 31, 2012 was principally due to net income of $101.9 million, offset by common stock dividends declared of $38.3 million and stock repurchased of $7.4 million.

The Federal Reserve Board has in place guidelines for risk-based capital requirements applicable to U.S. banks and bank/financial holding companies. These risk-based capital guidelines take into consideration risk factors, as defined by regulation, associated with various categories of assets, both on and off-balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The guidelines require an 8% total risk-based capital ratio, of which 4% must be Tier I capital. Our consolidated Tier I capital, which consists of shareholders' equity and qualifying trust-preferred securities, less other comprehensive income, goodwill, other intangible assets, disallowed servicing assets and disallowed deferred tax assets, totaled $1.3 billion at December 31, 2012. Tier II capital components include all, or a portion of, the allowance for loan and lease losses and the portion of trust preferred securities in excess of Tier I statutory limits. The total of Tier I capital plus Tier II capital components is referred to as Total Risk-Based Capital, and was $1.4 billion at December 31, 2012. The percentage ratios, as calculated under the guidelines, were 15.27% and 16.52% for Tier I and Total Risk-Based Capital, respectively, at December 31, 2012. The Tier 1 and Total Risk-Based Capital ratios at December 31, 2011 were 15.91% and 17.16%, respectively.

A minimum leverage ratio is required in addition to the risk-based capital standards and is defined as period-end shareholders' equity and qualifying trust preferred securities, less other comprehensive income, goodwill and deposit-based intangibles, divided by average assets as adjusted for goodwill and other intangible assets. Although a minimum leverage ratio of 4% is required for the highest-rated financial holding companies that are not undertaking significant expansion programs, the Federal Reserve Board may require a financial holding company to maintain a leverage ratio greater than 4% if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve Board. The Federal Reserve Board uses the leverage and risk-based capital ratios to assess capital adequacy of banks and financial holding companies. Our consolidated leverage ratios at December 31, 2012 and 2011 were 11.44% and 10.91%, respectively.  As of December 31, 2012, the most recent notification from the FDIC categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's regulatory capital category.

During the year ended December 31, 2012, the Company made no contributions to the Bank.  At December 31, 2012, all three of the capital ratios of the Bank exceeded the minimum ratios required by federal regulation. Management monitors these ratios on a regular basis to ensure that the Bank remains within regulatory guidelines. Further information regarding the actual and required capital ratios is provided in Note 23 of the Notes to Consolidated Financial Statements in Item 8 below.

During 2012, Umpqua's Board of Directors approved a quarterly cash dividend of $0.07 per common share for the first quarter and $0.09 per common share for the second, third and fourth quarters.  These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth. We expect that the dividend rate will be reassessed on a quarterly basis by the Board of Directors in accordance with the dividend policy. The payment of cash dividends is subject to regulatory limitations as described under the Supervision and Regulation section of Part I of this report.

There is no assurance that future cash dividends on common shares will be declared or increased. The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the years ended December 31, 2012, 2011and 2010:

Cash Dividends and Payout Ratios per Common Share

	2012	2011	2010
Dividend declared per common share	$0.34	$0.24	$0.20
Dividend payout ratio	38%	37%	133%

The Company’s share repurchase plan, which was first approved by the Board and announced in August 2003, was amended on September 29, 2011 to increase the number of common shares available for repurchase under the plan to 15 million shares.  The repurchase program will run through June 2013. As of December 31, 2012,  a total of 12.1 million shares remained available for repurchase. The Company repurchased 512,280 shares under the repurchase plan in 2012. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan.  In addition, our stock plans provide that option and award holders may pay for the exercise price and tax withholdings in part or whole by tendering previously held shares.

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

Interest rate risk is the potential for loss resulting from adverse changes in the level of interest rates on the Company’s net interest income. The absolute level and volatility of interest rates can have a significant impact on our profitability. The objective of interest rate risk management is to identify and manage the sensitivity of net interest income to changing interest rates to achieve our overall financial objectives. Based on economic conditions, asset quality and various other considerations, management establishes tolerance ranges for interest rate sensitivity and manages within these ranges. Net interest income and the fair value of financial instruments are greatly influenced by changes in the level of interest rates. We manage exposure to fluctuations in interest rates through policies that are established by the Asset/Liability Management Committee (“ALCO”). The ALCO meets monthly and has responsibility for developing asset/liability management policy, formulating and implementing strategies to improve balance sheet positioning and earnings and reviewing interest rate sensitivity. The Board of Directors' Loan and Investment Committee provides oversight of the asset/liability management process, reviews the results of the interest rate risk analyses prepared for the ALCO and approves the asset/liability policy on an annual basis.

We measure our interest rate risk position on at least a quarterly basis using three methods: (i) gap analysis, (ii) net interest income simulation; and (iii) economic value of equity (fair value of financial instruments) modeling.  The results of these analyses are reviewed by ALCO and the Loan and Investment Committee quarterly.  If hypothetical changes to interest rates cause changes to our simulated net interest income simulation or economic value of equity modeling outside of our pre-established internal limits, we may adjust our asset and liability size or mix in our effort to bring our interest rate risk exposure within our established limits.

Gap Analysis

A gap analysis provides information about the volume and repricing characteristics and relationship between the amounts of interest-sensitive assets and interest-bearing liabilities at a particular point in time. An effective interest rate strategy attempts to match the volume of interest sensitive assets and interest bearing liabilities respond to changes in interest rates within an acceptable timeframe, thereby minimizing the impact of interest rate changes on net interest income. Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities at a point in time that are subject to repricing at various time horizons: immediate to three months, four to twelve months, one to five years, over five years, and on a cumulative basis. The differences are known as interest sensitivity gaps. The main focus of this interest rate management tool is the gap sensitivity identified as the cumulative one year gap. The table below sets forth interest sensitivity gaps for these different intervals as of December 31, 2012.

Interest Sensitivity Gap

(in thousands)
	By Repricing Interval
	0-3	4-12	1-5	Over 5	Non-Rate-
	Months	Months	Years	Years	Sensitive	Total
ASSETS
Interest bearing deposits	$315,053	$-	$-	$-	$-	$315,053
Temporary Investments	5,202	-	-	-	-	5,202
Trading account assets	3,747	-	-	-	-	3,747
Securities held to maturity	4,456	497	534	3,465	(4,411)	4,541
Securities available for sale	252,007	621,789	1,245,885	371,062	134,486	2,625,229
Loans held for sale	6,211	22,997	98,400	175,153	17,371	320,132
Non-covered loans and leases	2,763,991	1,484,308	2,257,733	124,588	50,460	6,681,080
Covered loans and leases	141,492	198,509	150,560	3,733	(17,216)	477,078
Non-interest earning assets	-	-	-	-	1,363,381	1,363,381
Total assets	3,492,159	2,328,100	3,753,112	678,001	1,544,071	$11,795,443

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits	1,215,002	-	-	-	-	1,215,002
Savings and money market deposits	3,407,047	-	-	-	-	3,407,047
Time deposits	453,284	944,967	601,878	2,858	-	2,002,987
Securities sold under
agreements to repurchase	137,075	-	-	-	-	137,075
Term debt	9	26	245,156	351	8,063	253,605
Junior subordinated debentures,	134,024				(48,943)	85,081
at fair value
Junior subordinated debentures,	94,336	-	-	10,465	6,184	110,985
at amortized cost
Non-interest bearing liabilities and
shareholders' equity	-	-	-	-	4,583,661	4,583,661

Total liabilities and shareholders' equity	5,440,777	944,993	847,034	13,674	4,548,965	$11,795,443

Interest rate sensitivity gap	(1,948,618)	1,383,107	2,906,078	664,327	(3,004,894)	-
Cumulative interest rate sensitivity gap	$(1,948,618)	$(565,511)	$2,340,567	$3,004,894	$-
Cumulative gap as a % of earning assets	-19%	-5%	22%	29%

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

For example, unlike the net interest income simulation, the interest rate risk profile of certain deposit products and floating rate loans that have reached their floors cannot be captured effectively in a gap table. Although the table shows the amount of certain assets and liabilities scheduled to reprice in a given time frame, it does not reflect when or to what extent such repricings may actually occur. For example, interest-bearing checking, money market and savings deposits are shown to reprice in the first three months, but we may choose to reprice these deposits more slowly and incorporate only a portion of the movement in market rates based on market conditions at that time. Alternatively, a loan which has reached its floor may not reprice even though market interest rates change causing such loan to act like a fixed rate loan regardless of its scheduled repricing date. The gap table as presented cannot factor in the flexibility we believe we have in repricing deposits or the floors on our loans.

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

The estimated impact on our net interest income over a time horizon of one year as of December 31, 2012 is indicated in the table below. For the scenarios shown, the interest rate simulation assumes a parallel and sustained shift in market interest rates ratably over a twelve-month period and no change in the composition or size of the balance sheet. For example, the “up 200 basis points” scenario is based on a theoretical increase in market rates of 16.7 basis points per month for twelve months applied to the balance sheet of December 31 for each respective year.

Interest Rate Simulation Impact on Net Interest Income

As of December 31,

(dollars in thousands)

	2012		2011		2010
	Increase		Increase		Increase
	(Decrease)		(Decrease)		(Decrease)
	in Net Interest		in Net Interest		in Net Interest
	Income from	Percentage	Income from	Percentage	Income from	Percentage
	Base Scenario	Change	Base Scenario	Change	Base Scenario	Change
Up 300 basis points	$10,665	3.0%	$6,383	1.6%	$7,495	2.0%
Up 200 basis points	$11,116	3.1%	$5,031	1.3%	$9,115	2.4%
Up 100 basis points	$7,545	2.1%	$2,021	0.5%	$6,464	1.7%
Down 100 basis points	$(11,500)	-3.2%	$(6,153)	-1.5%	$(12,478)	-3.3%
Down 200 basis points	$(20,273)	-5.6%	$(15,460)	-3.9%	$(21,512)	-5.7%
Down 300 basis points	$(28,521)	-7.9%	$(24,236)	-6.1%	$(30,172)	-8.0%

Asset sensitivity indicates that in a rising interest rate environment a Company’s net interest margin would increase and in decreasing interest rate environment a Company’s net interest margin would decrease.  Liability sensitivity indicates that in a rising interest rate environment a Company’s net interest margin would decrease and in a  decreasing interest rate environment a Company’s net interest margin would increase. For all years presented, we were “asset-sensitive” in both increased and decreased market interest rate scenarios. The relative level of asset sensitivity as of December 31, 2012 has increased for all scenarios compared to December 31, 2011, and has marginally increased for most periods compared to December 31, 2010.

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

The table below illustrates the effects of various instantaneous market interest rate changes on the fair values of financial assets and liabilities (excluding mortgage servicing rights) as compared to the corresponding carrying values and fair values:

Interest Rate Simulation Impact on Fair Value of Financial Assets and Liabilities

As of December 31,

(dollars in thousands)

	2012		2011
			Increase
	Increase in		(Decrease) in
	Estimated Fair	Percentage	Estimated Fair	Percentage
	Value of Equity	Change	Value of Equity	Change
Up 300 basis points	$30,222	1.7%	$(115,995)	-6.0%
Up 200 basis points	$67,259	3.7%	$(48,051)	-2.5%
Up 100 basis points	$66,930	3.7%	$(14,229)	-0.7%
Down 100 basis points	$13,471	0.7%	$(17,857)	0.0%
Down 200 basis points	$64,763	3.6%	$24,283	1.3%
Down 300 basis points	$101,963	5.6%	$160,635	8.3%

As of December 31, 2012, our economic value of equity model indicates an asset sensitive profile in increasing interest rate environments and a liability sensitive profile, in decreasing interest rate environments. This suggests a sudden or sustained increase in increasing or decreasing interest rate scenarios would result in an increase in our estimated market value of equity.  Consistent with the results in the interest rate simulation impact on net interest income, our overall sensitivity to market interest rate changes as of December 31, 2012 has increased compared to December 31, 2011.  As of December 31, 2012, our estimated economic value of equity (fair value of financial assets and liabilities) exceeded our book value of equity.  This result is primarily based on the value placed on the Company’s significant amount of noninterest bearing and low interest bearing deposits and fixed rates or floors characteristics included in the Company’s loan portfolio. While noninterest bearing deposits do not impact the net interest income simulation, the value of these deposits has a significant impact on the economic value of equity model, particularly when market rates are assumed to rise.

IMPACT OF INFLATION AND CHANGING PRICES

A financial institution's asset and liability structure is substantially different from that of an industrial firm in that primarily all assets and liabilities of a bank are monetary in nature, with relatively little investment in fixed assets or inventories. Inflation has an important impact on the growth of total assets and the resulting need to increase equity capital at higher than normal rates in order to maintain appropriate capital ratios. We believe that the impact of inflation on financial results depends on management's ability to react to changes in interest rates and, by such reaction, reduce the inflationary impact on performance. We have an asset/liability management program which attempts to manage interest rate sensitivity. In addition, periodic reviews of banking services and products are conducted to adjust pricing in view of current and expected costs.

Our financial statements included in Item 8 below have been prepared in accordance with accounting principles generally accepted in the United States, which requires us to measure financial position and operating results principally in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on our results of operations is through increased operating costs, such as compensation, occupancy and business development expenses. In management's opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the rate of inflation. Although interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond our control, including U.S. fiscal and monetary policy and general national and global economic conditions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Umpqua Holdings Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Umpqua Holdings Corporation and Subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall consolidated financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Umpqua Holdings Corporation and subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with generally accepted accounting principles in the United States of America. Also in our opinion, Umpqua Holdings Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Moss Adams LLP

Portland, Oregon

February 15, 2013

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2011

(in thousands, except shares)

	December 31,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$223,532	$152,265
Interest bearing deposits	315,053	445,954
Temporary investments	5,202	547
Total cash and cash equivalents	543,787	598,766
Investment securities
Trading, at fair value	3,747	2,309
Available for sale, at fair value	2,625,229	3,168,578
Held to maturity, at amortized cost	4,541	4,714
Loans held for sale, at fair value	320,132	102,098
Non-covered loans and leases	6,681,080	5,888,098
Allowance for non-covered loan and lease losses	(85,391)	(92,968)
Net non-covered loans and leases	6,595,689	5,795,130
Covered loans and leases, net of allowance of $18,275 and $14,320	477,078	622,451
Restricted equity securities	33,443	32,581
Premises and equipment, net	162,667	152,366
Goodwill and other intangible assets, net	685,331	677,224
Mortgage servicing rights, at fair value	27,428	18,184
Non-covered other real estate owned	17,138	34,175
Covered other real estate owned	10,374	19,491
FDIC indemnification asset	52,798	91,089
Other assets	236,061	243,702
Total assets	$11,795,443	$11,562,858
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest bearing	$2,278,914	$1,913,121
Interest bearing	7,100,361	7,323,569
Total deposits	9,379,275	9,236,690
Securities sold under agreements to repurchase	137,075	124,605
Term debt	253,605	255,676
Junior subordinated debentures, at fair value	85,081	82,905
Junior subordinated debentures, at amortized cost	110,985	102,544
Other liabilities	105,383	88,025
Total liabilities	10,071,404	9,890,445
COMMITMENTS AND CONTINGENCIES (NOTE 20)
SHAREHOLDERS' EQUITY
Common stock, no par value, 200,000,000 shares authorized; issued and outstanding: 111,889,959 in 2012 and 112,164,891 in 2011	1,512,400	1,514,913
Retained earnings	187,293	123,726
Accumulated other comprehensive income	24,346	33,774
Total shareholders' equity	1,724,039	1,672,413
Total liabilities and shareholders' equity	$11,795,443	$11,562,858

See notes to consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands, except per share amounts)

	2012	2011		2010
INTEREST INCOME
Interest and fees on non-covered loans	$313,294	$	$ 319,702	$	$ 336,320
Interest and fees on covered loans	73,518		86,011		73,812
Interest and dividends on investment securities:
Taxable	59,078		85,785		67,388
Exempt from federal income tax	9,184		8,653		8,839
Dividends	83		12		14
Interest on temporary investments and interest bearing deposits	928		1,590		2,223
Total interest income	456,085		501,753		488,596
INTEREST EXPENSE
Interest on deposits	31,133		55,743		76,241
Interest on securities sold under agreement
to repurchase and federal funds purchased	288		539		517
Interest on term debt	9,279		9,255		9,229
Interest on junior subordinated debentures	8,149		7,764		7,825
Total interest expense	48,849		73,301		93,812
Net interest income	407,236		428,452		394,784
PROVISION FOR NON-COVERED LOAN AND LEASE LOSSES	21,796		46,220		113,668
PROVISION FOR COVERED LOAN AND LEASE LOSSES	7,405		16,141		5,151
Net interest income after provision for loan and lease losses	378,035		366,091		275,965
NON-INTEREST INCOME
Service charges on deposit accounts	28,299		33,096		34,874
Brokerage commissions and fees	12,967		12,787		11,661
Mortgage banking revenue, net	84,216		26,550		21,214
Gain on investment securities, net:
Gain on sale of investment securities, net	4,023		7,735		2,326
Total other-than-temporary impairment losses	(51)		(190)		(93)
Portion of other-than-temporary impairment losses
transferred from other comprehensive income	(104)		(169)		(321)
Total gain on investment securities, net	3,868		7,376		1,912
(Loss) gain on junior subordinated debentures carried at fair value	(2,203)		(2,197)		4,980
Bargain purchase gain on acquisition	-		-		6,437
Change in FDIC indemnification asset	(15,234)		(6,168)		(16,445)
Other income	24,916		12,674		11,271
Total non-interest income	136,829		84,118		75,904
NON-INTEREST EXPENSE
Salaries and employee benefits	200,946		179,480		162,875
Net occupancy and equipment	55,081		51,284		45,940
Communications	11,573		11,214		10,464
Marketing	5,064		6,138		6,225
Services	25,823		24,170		22,576
Supplies	2,506		2,824		3,998
FDIC assessments	7,308		10,768		15,095
Net loss on non-covered other real estate owned	9,245		10,690		8,097
Net loss (gain) on covered other real estate owned	3,410		7,481		(2,172)
Intangible amortization	4,816		4,948		5,389
Merger related expenses	2,338		360		6,675
Other expenses	31,542		29,614		32,576
Total non-interest expense	359,652		338,971		317,738
Income before provision for income taxes	155,212		111,238		34,131
Provision for income taxes	53,321		36,742		5,805
Net income	$101,891		$74,496		$28,326

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands, except per share amounts)

	2012	2011	2010
Net income	$101,891	$74,496	$28,326
Preferred stock dividends	-	-	12,192
Dividends and undistributed earnings
allocated to participating securities	682	356	67
Net earnings available to common shareholders	$101,209	$74,140	$16,067
Earnings per common share:
Basic	$0.90	$0.65	$0.15
Diluted	$0.90	$0.65	$0.15
Weighted average number of common shares outstanding:
Basic	111,935	114,220	107,922
Diluted	112,151	114,409	108,153

See notes to consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands)

	2012	2011	2010

Net income	$101,891	$74,496	$28,326
Available for sale securities:
Unrealized (losses) gains arising during the period	(12,004)	22,101	1,305

Reclassification adjustment for net gains realized in earnings (net of tax expense $1,609, $3,094, and $930 in 2012, 2011, and 2010, respectively)	(2,414)	(4,641)	(1,396)

Income tax benefit (expense) related to unrealized (losses) gains	4,802	(8,840)	(522)

Net change in unrealized gains	(9,616)	8,620	(613)

Held to maturity securities:
Unrealized (losses) gain related to factors other than credit (net of tax benefit of $34 in 2011 and tax expense of $150 in 2010)	-	(52)	225

Reclassification adjustment for impairments realized in net income (net of tax benefit of $42, $108, and $137 in 2012, 2011, and 2010, respectively)	62	161	205

Accretion of unrealized losses related to factors other than credit to investment securities held to maturity (net of tax benefit of $84, $66, and $115 in 2012 2011, and 2010, respectively)	126	100	173

Net change in unrealized losses related to factors other than credit	188	209	603

Other comprehensive (loss) income, net of tax	(9,428)	8,829	(10)

Comprehensive income	$92,463	$83,325	$28,316

See notes to consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands, except shares)

					Accumulated
		Common Stock			Other
	Preferred			Retained	Comprehensive
	Stock	Shares	Amount	Earnings	Income	Total
BALANCE AT JANUARY 1, 2010	$204,335	86,785,588	$1,253,288	$83,939	$24,955	$1,566,517
Net income				28,326		28,326
Other comprehensive loss, net of tax					(10)	(10)
Comprehensive income						$28,316
Issuance of common stock		8,625,000	89,786			89,786
Stock-based compensation			3,505			3,505
Stock repurchased and retired		(22,541)	(284)			(284)
Issuances of common stock under stock plans and
related net tax benefit		173,767	844			844
Redemption of preferred stock issued to U.S. Treasury	(214,181)					(214,181)
Issuance of preferred stock	198,289					198,289
Conversion of preferred stock to common stock	(198,289)	18,975,000	198,289			-
Amortization of discount on preferred stock	9,846			(9,846)		-
Dividends declared on preferred stock				(3,686)		(3,686)
Repurchase of warrants issued to U.S. Treasury			(4,500)			(4,500)
Cash dividends on common stock ($0.20 per share)				(22,032)		(22,032)
Balance at December 31, 2010	$-	114,536,814	$1,540,928	$76,701	$24,945	$1,642,574

BALANCE AT JANUARY 1, 2011	$-	114,536,814	$1,540,928	$76,701	$24,945	$1,642,574
Net income				74,496		74,496
Other comprehensive income, net of tax					8,829	8,829
Comprehensive income						$83,325
Stock-based compensation			3,785			3,785
Stock repurchased and retired		(2,557,056)	(29,754)			(29,754)
Issuances of common stock under stock plans and
related net tax deficiencies		185,133	(46)			(46)
Cash dividends on common stock ($0.24 per share)				(27,471)		(27,471)
Balance at December 31, 2011	$-	112,164,891	$1,514,913	$123,726	$33,774	$1,672,413

BALANCE AT JANUARY 1, 2012	$-	112,164,891	$1,514,913	$123,726	$33,774	$1,672,413
Net income				101,891		101,891
Other comprehensive loss, net of tax					(9,428)	(9,428)
Comprehensive income						$92,463
Stock-based compensation			4,041			4,041
Stock repurchased and retired		(596,000)	(7,436)			(7,436)
Issuances of common stock under stock plans and
related net tax benefit		321,068	882			882
Cash dividends on common stock ($0.34 per share)				(38,324)		(38,324)
Balance at December 31, 2012	$-	111,889,959	$1,512,400	$187,293	$24,346	$1,724,039

See notes to consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands)

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$101,891	$74,496	$28,326
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	6,421	2,000	4,393
Amortization of investment premiums, net	45,082	36,086	20,464
Gain on sale of investment securities, net	(4,023)	(7,735)	(2,326)
Other-than-temporary impairment on investment securities held to maturity	155	359	414
Loss on sale of non-covered other real estate owned	2,349	1,743	4,023
Gain on sale of covered other real estate owned	(1,236)	(1,228)	(4,113)
Valuation adjustment on non-covered other real estate owned	6,896	8,947	4,074
Valuation adjustment on covered other real estate owned	4,646	8,709	1,941
Provision for non-covered loan and lease losses	21,796	46,220	113,668
Provision for covered loan and lease losses	7,405	16,141	5,151
Bargain purchase gain on acquisition	-	-	(6,437)
Proceeds from bank owned life insurance	1,870	818	14
Change in FDIC indemnification asset	15,234	6,168	16,445
Depreciation, amortization and accretion	16,040	13,151	9,199
Increase in mortgage servicing rights	(17,710)	(6,720)	(5,645)
Change in mortgage servicing rights carried at fair value	8,466	2,990	3,878
Change in junior subordinated debentures carried at fair value	2,175	2,217	(4,978)
Stock-based compensation	4,041	3,785	3,505
Net (increase) decrease in trading account assets	(1,438)	715	(751)
Gain on sale of loans	(91,945)	(26,838)	(18,794)
Change in loans held for sale carried at fair value	(13,965)	(3,435)	(247)
Origination of loans held for sale	(2,022,195)	(821,744)	(702,449)
Proceeds from sales of loans held for sale	1,910,071	828,952	678,990
Excess tax benefits from the exercise of stock options	(52)	(6)	(7)
Change in other assets and liabilities:
Net decrease (increase) in other assets	2,256	(18,616)	46,997
Net increase in other liabilities	22,255	15,177	2,914
Net cash provided by operating activities	26,485	182,352	198,649

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(994,574)	(1,190,686)	(1,498,224)
Purchases of investment securities held to maturity	(931)	(1,573)	-
Proceeds from investment securities available for sale	1,481,600	927,276	408,670
Proceeds from investment securities held to maturity	1,304	1,637	1,675
Redemption of restricted equity securities	1,629	1,894	472
Net non-covered loan and lease (originations) paydowns	(587,396)	(327,032)	146,252
Net covered loan and lease paydowns	114,815	119,772	119,941
Proceeds from sales of non-covered loans	14,242	11,185	38,744
Proceeds from insurance settlement on loss of property	1,425	-	-
Proceeds from fee on termination of merger transaction	1,600	-	-
Proceeds from disposals of furniture and equipment	2,029	921	1,237
Purchases of premises and equipment	(22,817)	(33,974)	(47,559)
Net proceeds from FDIC indemnification asset	29,478	54,881	48,443
Proceeds from sales of non-covered other real estate owned	27,093	35,340	25,124
Proceeds from sales of covered other real estate owned	12,694	17,615	14,598
Proceeds from sale of acquired insurance portfolio	-	-	5,150
Cash acquired in merger, net of cash consideration paid	39,328	-	179,046
Net cash provided (used) by investing activities	121,519	(382,744)	(556,431)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands)

	2012	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposit liabilities	$(107,445)	$(196,063)	$847,895
Net increase in securities sold under agreements to repurchase	12,470	50,846	28,579
Repayment of term debt	(55,404)	(4,993)	(165,789)
Proceeds from issuance of preferred stock	-	-	198,289
Redemption of preferred stock	-	-	(214,181)
Repurchase of warrants issued to U.S. Treasury	-	-	(4,500)
Net proceeds from issuance of common stock	-	-	89,786
Dividends paid on preferred stock	-	-	(3,686)
Dividends paid on common stock	(46,201)	(25,317)	(20,626)
Excess tax benefits from stock based compensation	52	6	7
Proceeds from stock options exercised	981	308	1,004
Retirement of common stock	(7,436)	(29,754)	(284)
Net cash (used) provided by financing activities	(202,983)	(204,967)	756,494
Net (decrease) increase in cash and cash equivalents	(54,979)	(405,359)	398,712
Cash and cash equivalents, beginning of year	598,766	1,004,125	605,413
Cash and cash equivalents, end of year	$543,787	$598,766	$1,004,125

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$52,198	$78,690	$99,556
Income taxes	$44,350	$47,608	$285

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gains on investment securities available for sale, net of taxes	$(9,616)	$8,620	$(613)
Change in unrealized losses on investment securities held to maturity
related to factors other than credit, net of taxes	$188	$209	$603
Cash dividend declared on common stock and payable after period-end	$-	$7,890	$5,745
Transfer of non-covered loans to non-covered other real estate owned	$17,699	$47,414	$41,491
Transfer of covered loans to covered other real estate owned	$6,987	$15,271	$15,350
Transfer of covered loans to non-covered loans	$16,166	$12,263	$-
Transfer from FDIC indemnification asset to due from FDIC and other	$23,057	$49,156	$84,660
Receivable from sales of noncovered other real estate owned and loans	$-	$1,100	$45
Receivable from sales of covered other real estate owned	$-	$547	$-
Conversion of preferred stock to common stock	$-	$-	$198,289
Acquisitions:
Assets acquired	$317,774	$-	$1,512,048
Liabilities assumed	$317,774	$-	$1,505,611

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Consolidation—The accompanying consolidated financial statements include the accounts of the Company, the Bank and Umpqua Investments. All significant intercompany balances and transactions have been eliminated in consolidation. As of December 31, 2012, the Company had 17 wholly-owned trusts (“Trusts”) that were formed to issue trust preferred securities and related common securities of the Trusts. The Company has not consolidated the accounts of the Trusts in its consolidated financial statements in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB”) ASC 810, Consolidation (“ASC 810”). As a result, the junior subordinated debentures issued by the Company to the Trusts are reflected on the Company’s consolidated balance sheet as junior subordinated debentures.

Subsequent events—The Company has evaluated events and transactions subsequent to December 31, 2012 for potential recognition or disclosure.

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

Securities are classified as available for sale if the Company intends and has the ability to hold those securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available for sale are carried at fair value. Unrealized holding gains or losses are included in other comprehensive income as a separate component of shareholders' equity, net of tax. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

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

Loans Held for Sale—The Company has elected to account for loans held for sale, which includes mortgage loans, at fair value in accordance with FASB ASC 825 Financial Instruments. Fair value is determined based on quoted secondary market prices for similar loans, including the implicit fair value of embedded servicing rights.  The change in fair value of loans held for sale is primarily driven by changes in interest rates subsequent to loan funding and changes in the fair value of related servicing asset, resulting in revaluation adjustments to the recorded fair value. The inputs used in the fair value measurements are considered Level 2 inputs. The use of the fair value option allows the change in the fair value of loans to more effectively offset the change in the fair value of derivative instruments that are used as economic hedges to loans held for sale. Loan origination fees and direct origination costs are recognized immediately in accordance with the fair value option accounting requirements. Interest income on loans held for sale is included in interest income in the Consolidated Statements of Income and recognized when earned.  Loans are placed on nonaccrual in a manner consistent with non-covered loans.

Acquired Loans—Purchased loans are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan losses is not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased impaired or purchased non-impaired. Purchased impaired loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments.

Purchased impaired loans are aggregated into pools based on individually evaluated common risk characteristics and aggregate expected cash flows were estimated for each pool. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. The Company aggregated the purchased impaired loans into different pools based on common risk characteristics such as risk rating, underlying collateral, type of interest rate (fixed or adjustable), types of amortization, and other similar factors. A loan will be removed from a pool of loans only if the loan is sold, foreclosed, or assets are received in full satisfaction of the loan, and will be removed from the pool at its carrying value. If an individual loan is removed from a pool of loans, the difference between its relative carrying amount and its cash, fair value of the collateral, or other assets received will be recognized in income immediately as interest income on loans and would not affect the effective yield used to recognize the accretable yield on the remaining pool.  If, at acquisition, the loans are collateral dependent and acquired primarily for the rewards of ownership of the underlying collateral, or if cash flows expected to be collected cannot be reasonably estimated, accrual of income is inappropriate.

The cash flows expected to be received over the life of the pool were estimated by management. These cash flows were input into a FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”) compliant loan accounting system which calculates the carrying values of the pools and underlying loans, book yields, effective interest income and impairment, if any, based on actual and projected events. Default rates, loss severity, and prepayment speeds assumptions will be periodically reassessed and updated within the accounting system to update our expectation of future cash flows. The excess of the cash flows expected to be collected over a pool’s carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the loan or pool using the effective yield method. The accretable yield may change due to changes in the timing and amounts of expected cash flows. Changes in the accretable yield are disclosed quarterly.

The excess of the undiscounted contractual balances due over the cash flows expected to be collected is considered to be the nonaccretable difference. The nonaccretable difference represents our estimate of the credit losses expected to occur and was considered in determining the fair value of the loans as of the acquisition date. Subsequent to the acquisition date, any increases in expected cash flows over those expected at purchase date in excess of fair value are adjusted through an increase to the accretable yield on a prospective basis. Any subsequent decreases in expected cash flows attributable to credit deterioration are recognized by recording a provision for loan losses.

The purchased impaired loans acquired are and will continue to be subject to the Company’s internal and external credit review and monitoring. If credit deterioration is experienced subsequent to the initial acquisition fair value amount, such deterioration will be measured, and a provision for credit losses will be charged to earnings.

The purchased impaired loan portfolio also includes revolving lines of credit with funded and unfunded commitments. Balances outstanding at the time of acquisition are accounted for under ASC 310-30. Any additional advances on these loans subsequent to the acquisition date are not accounted for under ASC 310-30.

For purchased non-impaired loans, the difference between the fair value and unpaid principal balance of the loan at the acquisition date is amortized or accreted to interest income over the estimated life of the loans.

Based on the characteristics of loans acquired in a Federal Deposit Insurance Corporation (“FDIC”) assisted transaction and the impact of associated loss-sharing arrangements, the Company determined that it was appropriate to apply the expected cash flows approach described above to all loans acquired in such transactions.  Loans acquired in a FDIC-assisted acquisition that are subject to a loss-share agreement are referred to as “covered loans” and reported separately in our consolidated balance sheets. Covered loans are reported exclusive of the expected cash flow reimbursements expected from the FDIC.

Originated Loans—Loans are stated at the amount of unpaid principal, net of unearned income and any deferred fees or costs. All discounts and premiums are recognized over the estimated life of the loan as yield adjustments.

Loans are classified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due, in accordance with the terms of the original loan agreement. The carrying value of impaired loans is based on the present value of expected future cash flows (discounted at each loan's effective interest rate) or, for collateral dependent loans, at fair value of the collateral, less selling costs. If the measurement of each impaired loans' value is less than the recorded investment in the loan, we recognize this impairment and adjust the carrying value of the loan to fair value through the allowance for loan and lease losses.  This can be accomplished by charging-off the impaired portion of the loan or establishing a specific component to be provided for in the allowance for loan and lease losses.

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

Subsequent to initial recognition, the FDIC indemnification asset is reviewed quarterly and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of the covered portfolio. These adjustments are measured on the same basis as the related covered loans, at a pool level, and covered other real estate owned. Generally, any increases in cash flow of the covered assets over those previously expected will result in prospective increases in the loan pool yield and amortization of the FDIC indemnification asset. Any decreases in cash flow of the covered assets under those previously expected will trigger impairments on the underlying loan pools and will result in a corresponding gain of the FDIC indemnification asset. Increases and decreases to the FDIC indemnification asset are recorded as adjustments to non-interest income. The resulting carrying value of the indemnification asset represents the present value of amounts recoverable from the FDIC for future expected losses and the amounts due from the FDIC for claims related to covered losses.

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

When a non-covered loan is classified as non-accrual, all uncollected accrued interest is reversed to interest income and the accrual of interest income is terminated. Generally, any cash payments are applied as a reduction of principal outstanding. In cases where the future collectability of the principal balance in full is expected, interest income may be recognized on a cash basis. A non-covered loan may be restored to accrual status when the borrower's financial condition improves so that full collection of future contractual payments is considered likely. For those non-covered loans placed on non-accrual status due to payment delinquency, this will generally not occur until the borrower demonstrates repayment ability over a period of not less than six months.

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

The decision to classify a non-covered loan as impaired is made by the Bank's Allowance for Loan and Lease Losses (“ALLL”) Committee. The ALLL Committee meets regularly to review the status of all problem and potential problem loans. If the ALLL Committee concludes a loan is impaired but recovery of principal and interest is expected, an impaired loan may remain on accrual status.

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

The adequacy of the ALLL is monitored on a regular basis and is based on management's evaluation of numerous factors. These factors include the quality of the current loan portfolio; the trend in the loan portfolio's risk ratings; current economic conditions; loan concentrations; loan growth rates; past-due and non-performing trends; evaluation of specific loss estimates for all significant problem loans; historical charge-off and recovery experience; and other pertinent information.

Management believes that the ALLL was adequate as of December 31, 2012. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 79% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses.  The U.S. recession, the housing market downturn, and declining real estate values in our markets have negatively impacted aspects of our loan portfolio, and led in recent past years to an increase in non-performing loans, charge-offs, and the allowance for loan and lease losses. A renewed deterioration or prolonged delay in economic recovery in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan and lease losses.

Reserve for Unfunded Commitments—A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is adequate to absorb probable losses associated with the Bank's commitment to lend funds under existing agreements such as letters or lines of credit. Management determines the adequacy of the reserve for unfunded commitments based upon reviews of individual credit facilities, current economic conditions, the risk characteristics of the various categories of commitments and other relevant factors. The reserve is based on estimates, and ultimate losses may vary from the current estimates. These estimates are evaluated on a regular basis and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Draws on unfunded commitments that are considered uncollectible at the time funds are advanced are charged to the allowance for loan and lease losses. Provisions for unfunded commitment losses are added to the reserve for unfunded commitments, which is included in the Other Liabilities section of the consolidated balance sheets.

Loan Fees and Direct Loan Origination Costs—Loan origination and commitment fees and direct loan origination costs are deferred and recognized as an adjustment to the yield over the life of the portfolio loans.

Restricted Equity Securities—Restricted equity securities were $33.4 million and $32.6 million at December 31, 2012 and 2011, respectively. Federal Home Loan Bank stock amounted to $32.2 million and $31.3 million of the total restricted securities as of December 31, 2012 and 2011, respectively. Federal Home Loan Bank stock represents the Bank's investment in the Federal Home Loan Banks of Seattle and San Francisco (“FHLB”) stock and is carried at par value, which reasonably approximates its fair value. Management periodically evaluates FHLB stock for other-than-temporary or permanent impairment. Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB.

Moody’s Investors Services rating of the FHLB of Seattle as Aaa was confirmed in August 2011, but a negative outlook was assigned as Moody’s revised the rating outlook to negative for U.S. government debt and all issuers Moody’s considers directly-linked to the U.S. government.  Standard and Poors’ rating is AA+, but it also issued a negative outlook with the action reflecting the downgrade of the long-term sovereign credit rating of the U.S. in 2011.  In September 2012, the FHLB of Seattle was notified by the Federal Housing Finance Agency (“Finance Agency”) that it is now classified as “adequately capitalized” as compared to the prior classification of “undercapitalized.” Under Finance Agency regulations, the FHLB of Seattle may repurchase excess capital stock under certain conditions; however, they may not redeem stock or pay a dividend without Finance Agency approval. Based on the above, the Company has determined there is not an other-than-temporary impairment on the FHLB stock investment as of December 31, 2012.

As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2012, the Bank's minimum required investment in FHLB stock was $11.6 million. The Bank may request redemption at par value of any stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB.  The remaining restricted equity securities balance primarily represents an investment in Pacific Coast Bankers’ Bancshares stock.

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

Mortgage Servicing Rights (“MSR”)— The Company determines its classes of servicing assets based on the asset type being serviced along with the methods used to manage the risk inherent in the servicing assets, which includes the market inputs used to value the servicing assets. The Company measures its residential mortgage servicing assets at fair value and reports changes in fair value through earnings.  Fair value adjustments that encompass market-driven valuation changes and the runoff in value that occurs from the passage of time, are each separately reported. Under the fair value method, the MSR is carried in the balance sheet at fair value and the changes in fair value are reported in earnings under the caption mortgage banking revenue in the period in which the change occurs.

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

	2012	2011	2010
Constant prepayment rate	21.39%	20.39%	18.54%
Discount rate	8.65%	8.60%	8.62%
Weighted average life (years)	4.7	4.5	4.5

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

SBA/USDA Loans Sales and Servicing—The Bank, on a limited basis, sells or transfers loans, including the guaranteed portion of Small Business Administration (“SBA”) and Department of Agriculture (“USDA”) loans (with servicing retained) for cash proceeds equal to the principal amount of loans, as adjusted to yield interest to the investor based upon the current market rates. The Bank records a servicing asset when it sells a loan and retains the servicing rights. The servicing asset is recorded at fair value upon sale, and the fair value is estimated by discounting estimated net future cash flows from servicing using discount rates that approximate current market rates and using estimated prepayment rates. Subsequent to initial recognition, the servicing rights are carried at the lower of amortized cost or fair market value, and are amortized in proportion to, and over the period of, the estimated net servicing income.

For purposes of evaluating and measuring impairment, the fair value of servicing rights are measured using a discounted estimated net future cash flow model as described above.  Any impairment is measured as the amount by which the carrying value of servicing rights for a stratum exceeds its fair value. The carrying value of SBA/USDA servicing rights at December 31, 2012 and 2011 were $498,000 and $584,000, respectively. No impairment charges were recorded for the years ended December 31, 2012, 2011 and 2010, related to SBA/USDA servicing assets.

A premium over the adjusted carrying value is received upon the sale of the guaranteed portion of an SBA or USDA loan. The Bank's investment in an SBA or USDA loan is allocated among the sold and retained portions of the loan based on the relative fair value of each portion at the time of loan origination, adjusted for payments and other activities. Because the portion retained does not carry an SBA or USDA guarantee, part of the gain recognized on the sold portion of the loan is deferred and amortized as a yield enhancement on the retained portion in order to obtain a market equivalent yield.

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

Derivatives—The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. The commitments to originate mortgage loans held for sale and the related forward delivery contracts are considered derivatives. Effective in the second quarter of 2011, the Bank began executing interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. The Company recognizes all derivatives as either assets or liabilities in the balance sheet and requires measurement of those instruments at fair value through adjustments to accumulated other comprehensive income and/or current earnings, as appropriate. None of the Company’s derivatives are designated as hedging instruments.  Rather, they are accounted for as free-standing derivatives, or economic hedges, and the Company reports changes in fair values of its derivatives in current period net income.

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

Operating Segments— Public enterprises are required to report certain information about their operating segments in a complete set of financial statements to shareholders. They are also required to report certain enterprise-wide information about the Company's products and services, its activities in different geographic areas, and its reliance on major customers. The basis for determining the Company's operating segments is the manner in which management operates the business. Management has identified three primary business segments, Community Banking, Home Lending, and Wealth Management. Prior to January 1, 2011, the Company reported Retail Brokerage, consisting of Umpqua Investments, as its own segment. Effective in 2011, the Company began reporting Umpqua Investments and Umpqua Private Bank under the Wealth Management segment. Umpqua Private Bank and Umpqua Financial Advisors do not meet the quantitative thresholds for reporting as separate segments and service the same customer base on Umpqua Investments.

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

The Company's 2003 Stock Incentive Plan provides for granting of stock options and restricted stock awards. Stock options and restricted stock awards generally vest ratably over three to five years and are recognized as expense over that same period of time.

The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model using assumptions noted in the following table. Expected volatility is based on the historical volatility of the price of the Company's common stock. The Company uses historical data to estimate option exercise and stock option forfeiture rates within the valuation model.  The expected term of options granted is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules, and represents the period of time that options granted are expected to be outstanding.  The expected dividend yield is based on dividend trends and the market value of the Company’s common stock at the time of grant. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant corresponding to the estimated expected term of the options granted. The following weighted average assumptions were used to determine the fair value of stock option grants as of the grant date to determine compensation cost for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Dividend yield	3.90%	2.79%	2.72%
Expected life (years)	7.4	7.1	7.1
Expected volatility	53%	52%	52%
Risk-free rate	1.27%	2.71%	2.69%
Weighted average fair value of options on date of grant	$4.39	$4.65	$5.24

The Company's 2007 Long Term Incentive Plan provides for granting of restricted stock units for the benefit of certain executive officers.  Restricted stock unit grants are subject to performance-based vesting as well as other approved vesting conditions. The current restricted stock units outstanding cliff vest after three years based on performance and service conditions.  Compensation expense is recognized over the service period to the extent restricted stock units are expected to vest.

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

Fair Value Measurements— FASB ASC 820, Fair Value Measurements and Disclosure, (“ASC 820”), defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC 820 establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value.  The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable.  Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data.  In general, fair values determined by Level 1 inputs utilize quoted prices for identical assets or liabilities traded in active markets that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Recently Issued Accounting Pronouncements— In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The Update provides additional guidance relating to when creditors should classify loan modifications as troubled debt restructurings. The ASU also ends the deferral issued in January 2010 of the disclosures about troubled debt restructurings required by ASU No. 2010-20.  The provisions of ASU No. 2011-02 and the disclosure requirements of ASU No. 2010-20 are effective for the Company’s interim reporting period ending September 30, 2011. The guidance applies retrospectively to restructurings occurring on or after January 1, 2011. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

In April 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The Update amends existing guidance regarding the highest and best use and valuation premise by clarifying these concepts are only applicable to measuring the fair value of nonfinancial assets.  The Update also clarifies that the fair value measurement of financial assets and financial liabilities which have offsetting market risks or counterparty credit risks that are managed on a portfolio basis, when several criteria are met, can be measured at the net risk position. Additional disclosures about Level 3 fair value measurements are required including a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation process in place, and discussion of the sensitivity of fair value changes in unobservable inputs and interrelationships about those inputs as well as disclosure of the level of the fair value of items that are not measured at fair value in the financial statements but disclosure of fair value is required. The provisions of ASU No. 2011-04 are effective for the Company’s reporting period beginning after December 15, 2011 and should be applied prospectively. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The Update amends current guidance to allow a company the option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions do not change the items that must be reported in other comprehensive income or when an item of other comprehensive must be reclassified to net income. The amendments do not change the option for a company to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense (benefit) related to the total of other comprehensive income items. The amendments do not affect how earnings per share is calculated or presented.  The provisions of ASU No. 2011-05 are effective for the Company’s reporting period beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted and there are no required transition disclosures.  In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The ASU defers indefinitely the requirement to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income.   The adoption of the Update did not have a material impact on the Company’s consolidated financial statements.

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

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. With the Update, a company testing indefinite-lived intangibles for impairment now has the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with current guidance. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after September 15, 2012.  The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

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

In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.  The Update clarifies that ASU. 2011-11 applies only to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement are no longer subject to the disclosure requirements in ASU. 2011-11. The amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013. The Company is currently in the process of evaluating the ASU but does not expect it will have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The Update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2012. The Company is currently in the process of evaluating the ASU but does not expect it will have a material impact on the Company’s consolidated financial statements.

Reclassifications— Certain amounts reported in prior years' financial statements have been reclassified to conform to the current presentation. The results of the reclassifications are not considered material and have no effect on previously reported net earnings available to common shareholders and earnings per common share.

NOTE 2.  BUSINESS COMBINATIONS

On November 14, 2012, the Company acquired all of the assets and liabilities of Circle Bancorp (“Circle”), which has been accounted for under the acquisition method of accounting for cash consideration of $24.9 million, including the redemption of all common and preferred shares and outstanding warrants and options. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the acquisition dates, and are and are subject to change for up to one year after the closing date of the acquisition. This acquisition was consistent with the Company’s overall banking expansion strategy and provided further opportunity to enter growth markets in the Bay Area of California. Upon completion of the acquisition, all Circle Bank branches operated under the Umpqua Bank name. The acquisition added Circle Bank’s Bay Area network of six branches in Corte Madera, Novato, Petaluma, San Francisco, San Rafael and Santa Rosa to Umpqua Bank’s network of 194 locations in California, Oregon, Washington and Northern Nevada. The application of the acquisition method of accounting resulted in the recognition of $12.5 million of goodwill. There is no tax deductible goodwill or other intangibles.

The operations of Circle are included in our operating results from November 15, 2012, and added revenue of $2.3 million, non-interest expense of $2.8 million, and net loss of $306,000, net of tax, for the year ended December 31, 2012. Circle’s results of operations prior to the acquisition are not included in our operating results. Merger-related expenses of $1.9 million for the year ended December 31, 2012 have been incurred in connection with the acquisition of Circle and recognized within the merger related expenses line item on the Consolidated Statements of Income.

A summary of the net assets acquired and the estimated fair value adjustments of Circle are presented below:

(in thousands)	Circle Bank
November 14, 2012

Cost basis net assets	$17,127
Cash payment paid	(24,860)
Fair value adjustments:
Non-covered loans and leases, net	(2,622)
Other intangible assets	830
Non-covered other real estate owned	(487)
Deposits	(904)
Term debt	(2,404)
Other	775
Goodwill	$(12,545)

The statement of assets acquired and liabilities assumed at their fair values of Circle are presented below:

(in thousands)
Circle Bank
November 14, 2012
Assets Acquired:
Cash and equivalents	$39,328
Investment securities	793
Non-covered loans and leases, net	246,665
Premises and equipment	7,713
Restricted equity securities	2,491
Goodwill	12,545
Other intangible assets	830
Non-covered other real estate owned	1,602
Other assets	5,784
Total assets acquired	$317,751

Liabilities Assumed:
Deposits	$250,408
Junior subordinated debentures	8,764
Term debt	55,404
Other liabilities	3,175
Total liabilities assumed	$317,751

Accrued restructuring charges relating to the Circle acquisition are recorded in other liabilities and were $631,000 at December 31, 2012.

Circle acquired non-covered loans not subject to the requirements of FASB ASC  310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality are presented below at acquisition and as of December 31, 2012:

(in thousands)
	November 14, 2012	December 31, 2012
Contractually required principal payments	$242,999	$242,085
Purchase adjustment for credit, interest rate, and liquidity	(2,149)	(2,373)
Balance of performing non-covered loans	$240,850	$239,712

Circle acquired non-covered loans subject to the requirements of FASB ASC  310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality are presented below at acquisition and as of December 31, 2012:

(in thousands)
	November 14, 2012	December 31, 2012
Contractually required principal payments	$12,252	$12,231
Nonaccretable difference	(5,631)	(5,631)
Cash flows expected to be collected	6,621	6,600
Accretable difference	(806)	(791)
Balance of acquired purchase credit impaired non-covered loans	$5,815	$5,809

The acquisition of Circle is not considered significant to the Company’s financial statements and therefore pro forma financial information is not included.

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

The operations of Evergreen and Rainier are included in our operating results from January 23, 2010 and February 27, 2010, respectively, and added combined revenue of $31.2 million,  $46.2 million and $54.0 million, non-interest expense of $21.4 million, $25.3 million and $23.6 million, and earnings of $9.5 million, $13.8 million and $11.0 million, net of tax, for the years ended December 31, 2012, 2011 and 2010, respectively. These operating results include a bargain purchase gain of $6.4 million for the year ended December 31, 2010, which is not indicative of future operating results. Evergreen’s and Rainier’s results of operations prior to the acquisition are not included in our operating results. There were no merger-related expenses for the year ended December 31, 2012. Merger-related expenses of $92,000 and $4.4 million for the years ended December 31,  2011 and 2010 have been incurred in connection with these acquisitions and recognized in a separate line item on the Consolidated Statements of Income.

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

The operations of Nevada Security are included in our operating results from June 19, 2010, and added revenue of $21.8 million, $18.6 million and $15.1 million, non-interest expense of $8.7 million, $11.3 million and $7.3 million, and earnings of $6.0 million, $2.1 million and $1.3 million, net of tax, for the years ended December 31, 2012, 2011 and 2010, respectively. Nevada Security’s results of operations prior to the acquisition are not included in our operating results. There were no merger-related expenses for the year ended December 31, 2012. Merger-related expenses of $101,000 and $1.7 million for the years ended December 31, 2011 and 2010 have been incurred in connection with the acquisition of Nevada Security and recognized as a separate line item on the Consolidated Statements of Income.

We refer to the acquired loan portfolios and other real estate owned from the Evergreen, Rainier and Nevada Security as “covered loans” and “covered other real estate owned”, respectively, because they are subject to the loss-sharing agreements with the FDIC.  These are presented as separate line items in our consolidated balance sheet.  Collectively these balances are referred to as “covered assets”.

The assets acquired and liabilities assumed from the Evergreen, Rainier, and Nevada Security acquisitions have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair values as of the acquisition dates.  The terms of the agreements provide for the FDIC to indemnify the Bank against claims with respect to liabilities of Evergreen, Rainier, and Nevada Security not assumed by the Bank and certain other types of claims identified in the agreement.  The application of the acquisition method of accounting resulted in the recognition of a bargain purchase gain of $6.4 million in the Evergreen acquisition, $35.8 million of goodwill in the Rainier acquisition and $10.4 million of goodwill in the Nevada Security acquisition.

A summary of the net assets (liabilities) received from the FDIC and the estimated fair value adjustments are presented below:

(in thousands)
	Evergreen	Rainier	Nevada Security
	January 22, 2010	February 26, 2010	June 18, 2010
Cost basis net assets (liabilities)	$58,811	$(50,295)	$53,629
Cash payment received from (paid to) the FDIC	-	59,351	(29,950)
Fair value adjustments:
Covered loans and leases	(117,449)	(103,137)	(112,975)
Other real estate owned	(2,422)	(6,581)	(17,939)
Other intangible assets	440	6,253	322
FDIC indemnification asset	71,755	76,603	99,160
Deposits	(1,023)	(1,828)	(1,950)
Term debt	(2,496)	(13,035)	-
Other	(1,179)	(3,139)	(690)
Bargain purchase gain (goodwill)	$6,437	$(35,808)	$(10,393)

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

The statement of assets acquired and liabilities assumed at their fair values of Evergreen, Rainier, and Nevada Security are presented below:

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

The following table presents the key components of merger-related expense for years ended December 31, 2012, 2011 and 2010. Substantially all of the merger-related expenses incurred during 2012 were in connection with the acquisition of Circle Bancorp and substantially all of the merger-related expenses incurred during 2011 and 2010 were in connection with the FDIC-assisted purchase and assumption of Evergreen, Rainier, and Nevada Security.

Merger-Related Expense

(in thousands)
	2012	2011	2010
Professional fees	$1,145	$173	$2,984
Compensation and relocation	856	-	962
Communications	66	-	330
Premises and equipment	29	82	630
Travel	98	11	710
Other	144	94	1,059
Total	$2,338	$360	$6,675

No additional merger-related expenses are expected in connection with the FDIC-assisted purchase and assumption of Evergreen, Rainier, and Nevada Security.

NOTE 3. CASH AND DUE FROM BANKS

The Bank is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The amount of required reserve balance at December 31, 2012 and 2011 was approximately $29.8 million and $33.6 million, respectively, and was met by holding cash and maintaining an average balance with the Federal Reserve Bank.

NOTE 4. INVESTMENT SECURITIES

The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at December 31, 2012 and 2011:

December 31, 2012
(in thousands)
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$45,503	$318	$(1)	$45,820
Obligations of states and political subdivisions	245,606	18,119	-	263,725
Residential mortgage-backed securities and
collateralized mortgage obligations	2,291,253	28,747	(6,624)	2,313,376
Other debt securities	143	79	-	222
Investments in mutual funds and
other equity securities	1,959	127	-	2,086
	$2,584,464	$47,390	$(6,625)	$2,625,229

HELD TO MATURITY:
Obligations of states and political subdivisions	$595	$1	$-	$596
Residential mortgage-backed securities and
collateralized mortgage obligations	3,946	197	(7)	4,136
	$4,541	$198	$(7)	$4,732

December 31, 2011
(in thousands)
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$117,232	$1,234	$(1)	$118,465
Obligations of states and political subdivisions	237,302	16,264	(13)	253,553
Residential mortgage-backed securities and
collateralized mortgage obligations	2,755,153	43,152	(3,950)	2,794,355
Other debt securities	151	-	(17)	134
Investments in mutual funds and
other equity securities	1,959	112	-	2,071
	$3,111,797	$60,762	$(3,981)	$3,168,578

HELD TO MATURITY:
Obligations of states and political subdivisions	$1,335	$2	$-	$1,337
Residential mortgage-backed securities and
collateralized mortgage obligations	3,379	120	(77)	3,422
	$4,714	$122	$(77)	$4,759

Investment securities that were in an unrealized loss position as of December 31, 2012 and 2011 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

December 31, 2012
(in thousands)
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$-	$-	$59	$1	$59	$1
Residential mortgage-backed securities and
collateralized mortgage obligations	780,234	5,548	106,096	1,076	886,330	6,624
Total temporarily impaired securities	$780,234	$5,548	$106,155	$1,077	$886,389	$6,625

HELD TO MATURITY:
Residential mortgage-backed securities and
collateralized mortgage obligations	$-	$-	$48	$7	$48	$7
Total temporarily impaired securities	$-	$-	$48	$7	$48	$7

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

The unrealized losses on obligations of political subdivisions were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities. Management monitors published credit ratings of these securities and no adverse ratings changes have occurred since the date of purchase of obligations of political subdivisions which are in an unrealized loss position as of December 31, 2012. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

All of the available for sale residential mortgage-backed securities and collateralized mortgage obligations portfolios in an unrealized loss position at December 31, 2012 are issued or guaranteed by governmental agencies. The unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

We review investment securities on an ongoing basis for the presence of other-than-temporary impairment (“OTTI”) or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether we intend to sell a security or if it is likely that we will be required to sell the security before recovery of our amortized cost basis of the investment, which may be maturity, and other factors.  For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI.  The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows.  The accretion of the OTTI amount recorded in OCI will increase the carrying value of the investment, and would not affect earnings.  If there is an indication of additional credit losses the security is re-evaluated according to the procedures described above. For the years ended December 31, 2012, 2011, and 2010, we recognized net impairment losses in earnings of $155,000, $359,000, and $414,000, respectively.    The following table presents the maturities of investment securities at December 31, 2012:

(in thousands)
	Available For Sale		Held To Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
AMOUNTS MATURING IN:
Three months or less	$41,686	$41,617	$245	$245
Over three months through twelve months	385,395	388,761	350	351
After one year through five years	1,551,960	1,577,761	1,157	1,289
After five years through ten years	402,606	412,081	227	285
After ten years	200,858	202,923	2,562	2,562
Other investment securities	1,959	2,086	-	-
	$2,584,464	$2,625,229	$4,541	$4,732

The amortized cost and fair value of collateralized mortgage obligations and mortgage-backed securities are presented by expected average life, rather than contractual maturity, in the preceding table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay underlying loans without prepayment penalties.

The following table presents the gross realized gains and gross realized losses on the sale of securities available for sale for the years ended December 31, 2012, 2011, and 2010:

(in thousands)
	2012		2011		2010
	Gains	Losses	Gains	Losses	Gains	Losses
U.S. Treasury and agencies	$371	$-	$-	$-	$-	$1
Obligations of states and political subdivisions	10	1	8	-	3	7
Residential mortgage-backed securities and
collateralized mortgage obligations	4,578	953	8,544	817	2,331	-
Other debt securities	18	-	-	-	-	-
	$4,977	$954	$8,552	$817	$2,334	$8

The following table presents, as of December 31, 2012, investment securities which were pledged to secure borrowings, public deposits, and repurchase agreements as permitted or required by law:

(in thousands)
	Amortized	Fair
	Cost	Value
To Federal Home Loan Bank to secure borrowings	$66,757	$68,220
To state and local governments to secure public deposits	785,872	802,847
Other securities pledged principally to secure repurchase agreements	233,492	234,313
Total pledged securities	$1,086,121	$1,105,380

The carrying value of investment securities pledged as of both December 31, 2012 and December 31, 2011 was $1.1 billion.

Note 5. Non-Covered Loans and Leases

The following table presents the major types of non-covered loans recorded in the balance sheets as of December 31, 2012 and December 31, 2011:

(in thousands)
	December 31,	December 31,
	2012	2011
Commercial real estate
Term & multifamily	$3,938,443	$3,558,295
Construction & development	202,118	165,066
Residential development	57,209	90,073
Commercial
Term	797,802	625,766
LOC & other	923,328	832,999
Residential
Mortgage	476,579	315,927
Home equity loans & lines	260,797	272,192
Consumer & other	37,327	38,860
Total	6,693,603	5,899,178
Deferred loan fees, net	(12,523)	(11,080)
Total	$6,681,080	$5,888,098

At December 31, 2012, non-covered loans acquired with deteriorated credit quality were $19.3 million. There were $5.2 non-covered loans acquired with deteriorated credit quality at December 31, 2011. As of December 31, 2012, loans totaling $5.4 billion were pledged to secure borrowings and available lines of credit.

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

Management believes that the ALLL was adequate as of December 31, 2012. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 79% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses. The U.S. recession, the housing market downturn, and real estate values in our markets have negatively impacted aspects of our loan portfolio. A deterioration in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan and lease losses.

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

Activity in the Non-Covered Allowance for Loan and Lease Losses

The following table summarizes activity related to the allowance for non-covered loan and lease losses by non-covered loan portfolio segment for the years ended December 31, 2012 and 2011, respectively:

(in thousands)
	December 31, 2012
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Unallocated	Total
Balance, beginning of period	$59,574	$20,485	$7,625	$867	$4,417	$92,968
Charge-offs	(22,349)	(12,209)	(5,282)	(1,499)	-	(41,339)
Recoveries	5,409	5,356	762	439	-	11,966
Provision	12,275	9,293	3,820	825	(4,417)	21,796
Balance, end of period	$54,909	$22,925	$6,925	$632	$-	$85,391

(in thousands)
	December 31, 2011
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Unallocated	Total
Balance, beginning of period	$64,405	$22,146	$5,926	$803	$8,641	$101,921
Charge-offs	(36,011)	(21,071)	(6,333)	(1,636)	-	(65,051)
Recoveries	5,906	3,348	239	385	-	9,878
Provision	25,274	16,062	7,793	1,315	(4,224)	46,220
Balance, end of period	$59,574	$20,485	$7,625	$867	$4,417	$92,968

The following table presents the allowance and recorded investment in non-covered loans by portfolio segment and balances individually or collectively evaluated for impairment as of December 31, 2012 and 2011, respectively:

(in thousands)
	December 31, 2012
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Unallocated	Total
Allowance for non-covered loans and leases:
Collectively evaluated for impairment	$53,513	$22,925	$6,920	$632	$-	$83,990
Individually evaluated for impairment	1,396	-	5	-	-	1,401
Total	$54,909	$22,925	$6,925	$632	$-	$85,391

Non-covered loans and leases:
Collectively evaluated for impairment	$4,073,935	$1,702,752	$737,201	$37,306		$6,551,194
Individually evaluated for impairment	123,835	18,378	175	21		142,409
Total	$4,197,770	$1,721,130	$737,376	$37,327		$6,693,603

(in thousands)
	December 31, 2011
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Unallocated	Total
Allowance for non-covered loans and leases:
Collectively evaluated for impairment	$58,402	$17,877	$7,621	$867	$4,417	$89,184
Individually evaluated for impairment	1,172	2,608	4	-	-	3,784
Total	$59,574	$20,485	$7,625	$867	$4,417	$92,968

Non-covered loans and leases:
Collectively evaluated for impairment	$3,673,455	$1,432,594	$587,990	$38,860		$5,732,899
Individually evaluated for impairment	139,979	26,171	129	-		166,279
Total	$3,813,434	$1,458,765	$588,119	$38,860		$5,899,178

The gross non-covered loan and lease balance excludes deferred loans fees of $12.5 million at December 31, 2012 and $11.1 million at December 31, 2011.

Summary of Reserve for Unfunded Commitments Activity

The following table presents a summary of activity in the reserve for unfunded commitments (“RUC”) and unfunded commitments for the years ended December 31, 2012 and 2011, respectively:

(in thousands)
	December 31, 2012
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$59	$633	$185	$63	$940
Net change to other expense	113	174	(12)	8	283
Balance, end of period	$172	$807	$173	$71	$1,223

(in thousands)
	December 31, 2011
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$33	$575	$158	$52	$818
Net change to other expense	26	58	27	11	122
Balance, end of period	$59	$633	$185	$63	$940

(in thousands)
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Unfunded loan commitments:
December 31, 2012	$196,292	$925,642	$257,508	$52,170	$1,431,612
December 31, 2011	$58,013	$605,001	$233,990	$47,577	$944,581

Non-covered loans sold

In the course of managing the loan portfolio, at certain times, management may decide to sell loans prior to resolution.  The following table summarizes loans sold by loan portfolio during the years ended December 31, 2012 and 2011, respectively:

(In thousands)

(in thousands)
	2012	2011
Commercial real estate
Term & multifamily	$12,096	$7,143
Construction & development	-	28
Residential development	12	1,123
Commercial
Term	-	151
LOC & other	1,942	2,740
Residential
Mortgage	192	-
Home equity loans & lines	-	-
Consumer & other	-	-
Total	$14,242	$11,185

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

The Company has written down impaired, non-accrual loans as of December 31, 2012 to their estimated net realizable value, generally based on disposition value, and expects resolution with no additional material loss, absent further decline in market prices.

Non-Covered Non-Accrual Loans and Loans Past Due

The following table summarizes our non-covered non-accrual loans and loans past due by loan class as of December 31, 2012 and December 31, 2011:

(in thousands)
	December 31, 2012
	30-59	60-89	Greater Than				Total Non-
	Days	Days	90 Days and	Total			covered Loans
	Past Due	Past Due	Accruing	Past Due	Nonaccrual	Current	and Leases
Commercial real estate
Term & multifamily	$7,747	$2,784	$-	$10,531	$43,290	$3,884,622	$3,938,443
Construction & development	283	-	-	283	4,177	197,658	202,118
Residential development	479	-	-	479	5,132	51,598	57,209
Commercial
Term	3,009	746	81	3,836	7,040	786,926	797,802
LOC & other	1,647	1,503	-	3,150	7,027	913,151	923,328
Residential
Mortgage	2,906	602	3,303	6,811	-	469,768	476,579
Home equity loans & lines	1,398	214	758	2,370	49	258,378	260,797
Consumer & other	282	191	90	563	21	36,743	37,327
Total	$17,751	$6,040	$4,232	$28,023	$66,736	$6,598,844	$6,693,603
Deferred loan fees, net							(12,523)
Total							$6,681,080

(in thousands)
	December 31, 2011
	30-59	60-89	Greater Than				Total Non-
	Days	Days	90 Days and	Total			covered Loans
	Past Due	Past Due	Accruing	Past Due	Nonaccrual	Current	and Leases
Commercial real estate
Term & multifamily	$7,319	$11,184	$-	$18,503	$44,486	$3,495,306	$3,558,295
Construction & development	-	662	575	1,237	3,348	160,481	165,066
Residential development	4,171	-	-	4,171	15,836	70,066	90,073
Commercial
Term	2,075	738	1,179	3,992	8,120	613,654	625,766
LOC & other	5,435	1,697	1,397	8,529	8,772	815,698	832,999
Residential
Mortgage	215	965	4,343	5,523	-	310,404	315,927
Home equity loans & lines	492	191	2,648	3,331	-	268,861	272,192
Consumer & other	67	16	679	762	-	38,098	38,860
Total	$19,774	$15,453	$10,821	$46,048	$80,562	$5,772,568	$5,899,178
Deferred loan fees, net							(11,080)
Total							$5,888,098

Non-Covered Impaired Loans

Loans with no related allowance reported generally represent non-accrual loans. The Company recognizes the charge-off of impairment reserves on impaired loans in the period it arises for collateral dependent loans.  Therefore, the non-accrual loans as of December 31, 2012 have already been written-down to their estimated net realizable value, based on disposition value, and are expected to be resolved with no additional material loss, absent further decline in market prices.  The valuation allowance on impaired loans primarily represents the impairment reserves on performing restructured loans, and is measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value.

At December 31, 2012 and December 31, 2011, impaired loans of  $70.6 million and $80.6 million were classified as accruing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The restructured loans on accrual status represent the only impaired loans accruing interest at December 31, 2012.  The restructured loans on accrual status and two loans included in loans past due 30+ days and accruing represent the only impaired loans accruing interest at December 31, 2011. In order for a restructured loan to be considered for accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Company had no obligation to lend additional funds on the restructured loans as of December 31, 2012.

The following table summarizes our non-covered impaired loans, including average recorded investment and interest income recognized on impaired non-covered loans, by loan class for the years ended December 31, 2012 and 2011:

(in thousands)
	December 31, 2012
	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial real estate
Term & multifamily	$49,953	$43,406	$-	$45,051	$-
Construction & development	18,526	15,638	-	17,899	-
Residential development	9,293	6,091	-	15,518	-
Commercial
Term	13,729	10,532	-	11,966	-
LOC & other	10,778	7,846	-	7,949	-
Residential
Mortgage	-	-	-	-	-
Home equity loans & lines	50	49	-	301	-
Consumer & other	21	21	-	4	-

With an allowance recorded:
Commercial real estate
Term & multifamily	41,016	41,016	1,198	28,936	1,113
Construction & development	1,091	1,091	14	2,400	672
Residential development	16,593	16,593	184	18,417	747
Commercial
Term	-	-	-	443	182
LOC & other	-	-	-	795	9
Residential
Mortgage	-	-	-	-	-
Home equity loans & lines	126	126	5	127	6
Consumer & other	-	-	-	-	-

Total:
Commercial real estate	136,472	123,835	1,396	128,221	2,532
Commercial	24,507	18,378	-	21,153	191
Residential	176	175	5	428	6
Consumer & other	21	21	-	4	-
Total	$161,176	$142,409	$1,401	$149,806	$2,729

(in thousands)
	December 31, 2011
	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial real estate
Term & multifamily	$54,673	$44,486	$-	$50,459	$-
Construction & development	22,553	20,602	-	21,498	-
Residential development	30,575	23,473	-	33,864	-
Commercial
Term	14,205	11,311	-	9,339	-
LOC & other	23,132	8,772	-	16,121	-
Residential
Mortgage	-	-	-	-	-
Home equity loans & lines	-	-	-	-	-
Consumer & other	-	-	-	-	-

With an allowance recorded:
Commercial real estate
Term & multifamily	22,611	22,612	681	18,792	894
Construction & development	3,762	2,742	27	6,560	798
Residential development	26,326	26,326	464	32,810	1,120
Commercial
Term	1,851	1,851	608	627	140
LOC & other	3,975	3,975	2,000	3,642	-
Residential
Mortgage	-	-	-	143	-
Home equity loans & lines	129	129	4	52	3
Consumer & other	-	-	-	-	-

Total:
Commercial real estate	160,500	140,241	1,172	163,983	2,812
Commercial	43,163	25,909	2,608	29,729	140
Residential	129	129	4	195	3
Consumer & other	-	-	-	-	-
Total	$203,792	$166,279	$3,784	$193,907	$2,955

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

Special Mention—A  special mention loan, risk rated 7, has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or the institution’s credit position at some future date. They contain unfavorable characteristics and are generally undesirable. Loans in this category are currently protected but are potentially weak and constitute an undue and unwarranted credit risk, but not to the point of a Substandard classification. A special mention loan has potential weaknesses, which if not checked or corrected, weaken the asset or inadequately protect the Bank’s position at some future date. Such weaknesses include:

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

The following table summarizes our internal risk rating by loan class for the non-covered loan portfolio as of December 31, 2012 and December 31, 2011:

(in thousands)

	December 31, 2012
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Impaired	Total
Commercial real estate
Term & multifamily	$3,515,753	$203,643	$134,625	$-	$-	$84,422	$3,938,443
Construction & development	166,660	12,666	6,063	-	-	16,729	202,118
Residential development	25,082	4,379	5,064	-	-	22,684	57,209
Commercial
Term	718,122	22,255	46,893	-	-	10,532	797,802
LOC & other	880,385	19,521	15,576	-	-	7,846	923,328
Residential
Mortgage	469,325	3,507	1,120	-	2,627	-	476,579
Home equity loans & lines	258,252	1,612	-	-	758	175	260,797
Consumer & other	36,797	419	57	-	33	21	37,327
Total	$6,070,376	$268,002	$209,398	$-	$3,418	$142,409	$6,693,603
Deferred loan fees, net							(12,523)
Total							$6,681,080

(in thousands)
	December 31, 2011
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Impaired	Total
Commercial real estate
Term & multifamily	$3,068,803	$275,475	$146,919	$-	$-	$67,098	$3,558,295
Construction & development	109,434	19,946	12,342	-	-	23,344	165,066
Residential development	24,801	6,740	8,733	-	-	49,799	90,073
Commercial
Term	586,365	16,631	9,608	-	-	13,162	625,766
LOC & other	775,495	22,051	22,706	-	-	12,747	832,999
Residential
Mortgage	309,478	2,106	296	-	4,047	-	315,927
Home equity loans & lines	268,731	683	773	-	1,876	129	272,192
Consumer & other	38,098	82	254	-	426	-	38,860
Total	$5,181,205	$343,714	$201,631	$-	$6,349	$166,279	$5,899,178
Deferred loan fees, net							(11,080)
Total							$5,888,098

The percentage of non-covered impaired loans classified as watch,  special mention, and substandard was 9.0%, 1.7%, and 89.3%, respectively, as of December 31, 2012. The percentage of non-covered impaired loans classified as special mention, substandard, and loss was 3.8%, 96.0%, and 0.2%, respectively, as of December 31, 2011.

Troubled Debt Restructurings

At December 31, 2012 and December 31, 2011, impaired loans of $70.6 million and $80.6 million were classified as accruing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The restructured loans on accrual status represent the only impaired loans accruing interest. In order for a restructured loan to be considered for accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. Impaired restructured loans carry a specific allowance and the allowance on impaired restructured loans is calculated consistently across the portfolios.

As a result of adopting the amendments in Accounting Standards Update No. 2011-02 on January 1, 2011, the Company reassessed all restructurings that occurred on or after the beginning of January 1, 2011 for identification as troubled debt restructurings. The Company identified as troubled debt restructurings certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology. Upon identifying those receivables as troubled debt restructurings, the Company identified them as impaired under the guidance in Section 310-10-35. The amendments in Accounting Standards Update No. 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as impaired. At the end of December 31, 2012 and December 31, 2011, the recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under Section 310-10-35 was $0.3 million and $5.4 million,  respectively and there was no allowance for credit losses associated with those receivables, on the basis of a current evaluation of loss, respectively.  In evaluating concessions made during the year, the Company frequently obtained adequate compensation for concessions made. Adequate compensation includes any or a combination of additional collateral or guarantor(s), pre-funded payment reserves, shortened amortization, principal paydown and adjustment to or above current market interest rate. As a result, few loans qualified as troubled debt restructuring under the new definitions outlined in Section 310-10-35.

There were no available commitments for troubled debt restructurings outstanding as of December 31, 2012 and there were $205,000 as of December 31, 2011.

The following tables present troubled debt restructurings by accrual versus non-accrual status and by loan class as of December 31, 2012 and December 31, 2011:

(in thousands)
	December 31, 2012
	Accrual	Non-Accrual	Total
	Status	Status	Modifications
Commercial real estate
Term & multifamily	$39,613	$16,605	$56,218
Construction & development	12,552	3,516	16,068
Residential development	17,141	4,921	22,062
Commercial
Term	350	4,641	4,991
LOC & other	820	1,493	2,313
Residential
Mortgage	-	-	-
Home equity loans & lines	126	-	126
Consumer & other	-	-	-
Total	$70,602	$31,176	$101,778

(in thousands)
	December 31, 2011
	Accrual	Non-Accrual	Total
	Status	Status	Modifications
Commercial real estate
Term & multifamily	$22,611	$21,951	$44,562
Construction & development	19,996	921	20,917
Residential development	33,964	11,969	45,933
Commercial
Term	3,863	1,762	5,625
LOC & other	-	6,973	6,973
Residential
Mortgage	-	-	-
Home equity loans & lines	129	-	129
Consumer & other	-	-	-
Total	$80,563	$43,576	$124,139

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

The following tables present newly non-covered restructured loans that occurred during the years ended December 31, 2012 and 2011, respectively:

(in thousands)
December 31, 2012
	Rate	Term	Interest Only	Payment	Combination	Total
	Modifications	Modifications	Modifications	Modifications	Modifications	Modifications
Commercial real estate
Term & multifamily	$14,920	$-	$-	$-	$7,317	$22,237
Construction & development	-	-	-	-	-	-
Residential development	-	-	-	-	-	-
Commercial
Term	-	-	-	-	-	-
LOC & other	-	-	-	820	-	820
Residential
Mortgage	-	-	-	-	-	-
Home equity loans & lines	-	-	-	-	-	-
Consumer & other	-	-	-	-	-	-
Total	$14,920	$-	$-	$820	$7,317	$23,057

(in thousands)
	December 31, 2011
	Rate	Term	Interest Only	Payment	Combination	Total
	Modifications	Modifications	Modifications	Modifications	Modifications	Modifications
Commercial real estate
Term & multifamily	$-	$-	$-	$-	$34,943	$34,943
Construction & development	-	-	-	-	13,760	13,760
Residential development	279	354	-	-	9,090	9,723
Commercial
Term	-	-	-	70	5,311	5,381
LOC & other	-	-	-	-	4,050	4,050
Residential
Mortgage	-	-	-	-	-	-
Home equity loans & lines	-	130	-	-	-	130
Consumer & other	-	-	-	-	-	-
Total	$279	$484	$-	$70	$67,154	$67,987

For the periods presented in the tables above, the outstanding recorded investment was the same pre and post modification.

The following tables represent financing receivables modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the years ended December 31, 2012 and 2011, respectively:

(in thousands)
	2012	2011
Commercial real estate
Term & multifamily	$217	$9,642
Construction & development	-	-
Residential development	633	1,767
Commercial
Term	-	140
LOC & other	26	-
Residential
Mortgage	-	-
Home equity loans & lines	-	-
Consumer & other	-	-
Total	$876	$11,549

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

Covered Loans

The following table presents the major types of covered loans as of December 31, 2012 and December 31, 2011:

(in thousands)

	December 31, 2012
	Evergreen	Rainier	Nevada Security	Total
Commercial real estate
Term & multifamily	$72,888	$199,685	$105,436	$378,009
Construction & development	4,941	637	6,133	11,711
Residential development	3,840	-	5,954	9,794
Commercial
Term	9,961	2,230	11,333	23,524
LOC & other	4,984	7,081	2,932	14,997
Residential
Mortgage	3,948	22,059	1,818	27,825
Home equity loans & lines	3,478	17,178	2,786	23,442
Consumer & other	1,855	4,143	53	6,051
Total	$105,895	$253,013	$136,445	$495,353
Allowance for covered loans				(18,275)
Total				$477,078

	December 31, 2011
	Evergreen	Rainier	Nevada Security	Total
Commercial real estate
Term & multifamily	$99,346	$248,206	$126,502	$474,054
Construction & development	7,241	711	6,868	14,820
Residential development	7,809	227	9,727	17,763
Commercial
Term	14,911	5,807	13,432	34,150
LOC & other	8,776	8,854	5,796	23,426
Residential
Mortgage	6,320	27,320	1,863	35,503
Home equity loans & lines	4,660	21,055	3,370	29,085
Consumer & other	2,394	5,541	35	7,970
Total	$151,457	$317,721	$167,593	$636,771
Allowance for covered loans				(14,320)
Total				$622,451

The outstanding contractual unpaid principal balance, excluding purchase accounting adjustments, at December 31, 2012 was $137.7 million, $297.0 million and $198.4 million, for Evergreen, Rainier, and Nevada Security, respectively, as compared to $209.5 million, $379.0 million and $260.2 million, for Evergreen, Rainier, and Nevada Security, respectively, at December 31, 2011.

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

The following table presents the changes in the accretable yield for the years ended December 31, 2012 and 2011 for each respective acquired loan portfolio:

(in thousands)
	December 31, 2012
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$56,479	$120,333	$61,021	$237,833
Accretion to interest income	(21,237)	(30,325)	(19,969)	(71,531)
Disposals	(9,688)	(19,705)	(5,214)	(34,607)
Reclassifications from nonaccretable difference	9,013	32,165	10,515	51,693
Balance, end of period	$34,567	$102,468	$46,353	$183,388

(in thousands)
	December 31, 2011
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$90,770	$172,614	$73,515	$336,899
Accretion to interest income	(26,240)	(35,382)	(22,580)	(84,202)
Disposals	(10,575)	(19,893)	(4,595)	(35,063)
Reclassifications from nonaccretable difference	2,524	2,994	14,681	20,199
Balance, end of period	$56,479	$120,333	$61,021	$237,833

Allowance for Covered Loan and Lease Losses

The following table summarizes activity related to the allowance for covered loan and lease losses by covered loan portfolio segment for the years ended December 31, 2012 and 2011, respectively:

(in thousands)
	December 31, 2012
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$8,939	$3,964	$991	$426	$14,320
Charge-offs	(2,921)	(1,613)	(596)	(659)	(5,789)
Recoveries	1,264	733	237	105	2,339
Provision	4,847	1,896	172	490	7,405
Balance, end of period	$12,129	$4,980	$804	$362	$18,275

(in thousands)
	December 31, 2011
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$2,465	$176	$56	$24	$2,721
Charge-offs	(3,177)	(660)	(1,657)	(1,192)	(6,686)
Recoveries	1,348	512	142	142	2,144
Provision	8,303	3,936	2,450	1,452	16,141
Balance, end of period	$8,939	$3,964	$991	$426	$14,320

The following table presents the allowance and recorded investment in covered loans by portfolio segment as of December 31, 2012 and 2011:

(in thousands)

	December 31, 2012
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Allowance for covered loans and leases:
Loans acquired with deteriorated credit quality (1)	$11,756	$4,559	$755	$315	$17,385
Collectively evaluated for impairment (2)	373	421	49	47	890
Total	$12,129	$4,980	$804	$362	$18,275
Covered loans and leases:
Loans acquired with deteriorated credit quality (1)	$393,464	$25,402	$46,382	$3,360	$468,608
Collectively evaluated for impairment (2)	6,050	13,119	4,885	2,691	26,745
Total	$399,514	$38,521	$51,267	$6,051	$495,353

	December 31, 2011
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Allowance for covered loans and leases:
Loans acquired with deteriorated credit quality (1)	$8,491	$3,366	$955	$395	$13,207
Collectively evaluated for impairment (2)	448	598	36	31	1,113
Total	$8,939	$3,964	$991	$426	$14,320
Covered loans and leases:
Loans acquired with deteriorated credit quality (1)	$503,575	$39,427	$59,980	$5,410	$608,392
Collectively evaluated for impairment (2)	3,062	18,149	4,608	2,560	28,379
Total	$506,637	$57,576	$64,588	$7,970	$636,771

(1) In accordance with ASC 310-30, the valuation allowance is netted against the carrying value of the covered loan and lease balance.

(2) The allowance on covered loan and lease losses includes an allowance on covered loan advances on acquired loans subsequent to acquisition.

The valuation allowance on covered loans was reduced by recaptured provision of $3.8 million and $3.5 million for the years ended December 31, 2012 and 2011, respectively.

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

The following table summarizes our internal risk rating grouping by covered loans, net as of December 31, 2012 and December 31, 2011:

(in thousands)

	December 31, 2012
		Special
	Pass/Watch	Mention	Substandard	Doubtful	Loss	Total
Commercial real estate
Term & multifamily	$243,723	$47,880	$62,811	$14,925	$-	$369,339
Construction & development	1,792	195	4,315	3,386	-	9,688
Residential development	-	391	6,658	1,309	-	8,358
Commercial
Term	9,020	3,401	4,986	2,021	-	19,428
LOC & other	11,498	354	1,080	1,181	-	14,113
Residential
Mortgage	27,596	-	-	-	-	27,596
Home equity loans & lines	22,790	-	77	-	-	22,867
Consumer & other	5,689	-	-	-	-	5,689
Total	$322,108	$52,221	$79,927	$22,822	$-	$477,078

	December 31, 2011
		Special
	Pass/Watch	Mention	Substandard	Doubtful	Loss	Total
Construction & development
Term & multifamily	$329,273	$58,610	$68,521	$12,343	$-	$468,747
Construction & development	1,552	1,410	6,733	3,410	-	13,105
Residential development	1,187	405	8,394	5,808	-	15,794
Commercial
Term	18,006	1,661	8,244	3,228	-	31,139
LOC & other	13,605	2,756	5,607	556	-	22,524
Residential
Mortgage	35,233	-	-	-	-	35,233
Home equity loans & lines	28,223	-	143	-	-	28,366
Consumer & other	7,543	-	-	-	-	7,543
Total	$434,622	$64,842	$97,642	$25,345	$-	$622,451

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

The following table summarizes the activity related to the covered OREO for the years ended December 31, 2012 and 2011:

(in thousands)

	2012	2011
Balance, beginning of period	$19,491	$29,863
Additions to covered OREO	6,987	15,271
Dispositions of covered OREO	(11,458)	(16,934)
Valuation adjustments in the period	(4,646)	(8,709)
Balance, end of period	$10,374	$19,491

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

The following table summarizes the activity related to the FDIC indemnification asset for each respective acquired portfolio for years ended December 31, 2012 and 2011:

(in thousands)
	December 31, 2012
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$28,547	$28,272	$34,270	$91,089
Change in FDIC indemnification asset	(9,611)	(6,355)	732	(15,234)
Transfers to due from FDIC and other	(4,060)	(6,807)	(12,190)	(23,057)
Balance, end of period	$14,876	$15,110	$22,812	$52,798

(in thousands)
	December 31, 2011
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$40,606	$43,726	$62,081	$146,413
Change in FDIC indemnification asset	1,357	(7,343)	(182)	(6,168)
Transfers to due from FDIC and other	(13,416)	(8,111)	(27,629)	(49,156)
Balance, end of period	$28,547	$28,272	$34,270	$91,089

NOTE 8.  PREMISES AND EQUIPMENT

The following table presents the major components of premises and equipment at December 31, 2012 and 2011:

(in thousands)
	2012	2011
Land	$26,438	$24,855
Buildings and improvements	134,464	127,028
Furniture, fixtures and equipment	121,086	108,599
Construction in progress	10,488	10,360
Total premises and equipment	292,476	270,842
Less: Accumulated depreciation and amortization	(129,809)	(118,476)
Premises and equipment, net	$162,667	$152,366

Depreciation expense totaled $17.6 million, $16.5 million and $14.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Umpqua’s subsidiaries have entered into a number of non-cancelable lease agreements with respect to premises and equipment. See Note 20 for more information regarding rental expense, net of rent income, and minimum annual rental commitments under non-cancelable lease agreements.

NOTE 9.  GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in the Company's goodwill and other intangible assets for the years ended December 31, 2009, 2010, 2011, and 2012. Goodwill is reflected by operating segment; all other intangible assets are related to the Community Banking segment.

(in thousands)
	Goodwill
	Community Banking			Wealth Management
		Accumulated			Accumulated
	Gross	Impairment	Total	Gross	Impairment	Total
Balance, December 31, 2009	$719,255	$(111,952)	$607,303	$3,697	$(982)	$2,715
Net additions	45,954	-	45,954	-	-	-
Reductions	(96)	-	(96)	-	-	-
Balance, December 31, 2010	765,113	(111,952)	653,161	3,697	(982)	2,715
Net additions	247	-	247	-	-	-
Reductions	(44)	-	(44)	-	-	-
Balance, December 31, 2011	765,316	(111,952)	653,364	3,697	(982)	2,715
Net additions	12,545	-	12,545	-	-	-
Reductions	(452)	-	(452)	-	-	-
Balance, December 31, 2012	$777,409	$(111,952)	$665,457	$3,697	$(982)	$2,715

	Other Intangible Assets
		Accumulated
	Gross	Amortization	Net
Balance, December 31, 2009	$56,213	$(26,597)	$29,616
Net additions	7,016	-	7,016
Reductions	(5,150)	-	(5,150)
Amortization	-	(5,389)	(5,389)
Balance, December 31, 2010	58,079	(31,986)	26,093
Net additions	-	-	-
Amortization	-	(4,948)	(4,948)
Balance, December 31, 2011	58,079	(36,934)	21,145
Net additions	830	-	830
Amortization	-	(4,816)	(4,816)
Balance, December 31, 2012	$58,909	$(41,750)	$17,159

Goodwill additions in 2012 relate to the Circle acquisition and represent the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed. Additional information on the acquisition and purchase price allocation is provided in Note 2. Goodwill additions in 2011 relate to purchase accounting adjustments finalized relating to the Rainier acquisition. Goodwill additions in 2010 relate to the Evergreen, Rainier and Nevada Security acquisitions and represent the excess of the total purchase price paid over the fair values of the assets acquired, net of the fair values of liabilities assumed. The reductions to goodwill include decreases of $452,000, $44,000, and $96,000 in 2012, 2011, and 2010, respectively, due to the recognition of tax benefits upon exercise of fully vested acquired stock options.

Intangible additions in 2012 relate to the Circle acquisition and represent core deposits, which includes all deposits except certificates of deposit. Intangible additions in 2010 relate to the Evergreen, Rainier, and Nevada Security acquisitions and represent core deposits, which includes all deposits except certificates of deposit, and an insurance related customer relationship, which was sold in the second quarter of 2010 for the same value recorded in the purchase price allocation. The values of the core deposit intangible assets were determined by an analysis of the cost differential between the core deposits and alternative funding sources. The value of the insurance related customer relationship was determined based on market indicators. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and are also reviewed for impairment. We amortize other intangible assets on an accelerated or straight-line basis over an estimated ten to fifteen year life. No impairment losses separate from the scheduled amortization have been recognized in the periods presented.

The Company conducted its annual evaluation of goodwill for impairment at both December 31, 2012 and 2011, respectively. At both dates, in the first step of the goodwill impairment test, the Company determined that the fair value of the Community Banking and Wealth Management reporting units exceeded its carrying amount. The significant assumptions and methodology utilized to test for goodwill impairment as of December 31, 2012 were consistent with those used at December 31, 2011.

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

The table below presents the forecasted amortization expense for intangible assets acquired in all mergers:

(in thousands)
Expected
Year	Amortization
2013	$4,782
2014	4,529
2015	4,286
2016	2,520
2017	549
Thereafter	493
$17,159

NOTE 10. MORTGAGE SERVICING RIGHTS

The following table presents the changes in the Company’s mortgage servicing rights (“MSR”) for the years ended December 31, 2012, 2011 and 2010:

(in thousands)
	2012	2011	2010
Balance, beginning of year	$18,184	$14,454	$12,625
Additions for new mortgage servicing rights capitalized	17,710	6,720	5,645
Acquired mortgage servicing rights	-	-	62
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(4,651)	(858)	(1,598)
Other(2)	(3,815)	(2,132)	(2,280)
Balance, end of year	$27,428	$18,184	$14,454

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our serviced loan portfolio as of December 31, 2012, 2011, and 2010 is as follows:

(dollars in thousands)
	December 31, 2012	December 31, 2011	December 31, 2010
Balance of loans serviced for others	$3,162,080	$2,009,849	$1,603,414
MSR as a percentage of serviced loans	0.87%	0.90%	0.90%

The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in mortgage banking revenue on the Consolidated Statements of Income, was $6.6 million,  $4.7 million and $3.9 million for the years ended December 31, 2012, 2011 and 2010.

NOTE 11. NON-COVERED OTHER REAL ESTATE OWNED, NET

The following table presents the changes in non-covered other real estate owned (“OREO”) for the years ended December 31, 2012, 2011 and 2010:

(in thousands)
	2012	2011	2010
Balance, beginning of period	$34,175	$32,791	$24,566
Additions to OREO due to acquisition	1,602	-	-
Additions to OREO	17,699	47,414	41,491
Dispositions of OREO	(29,442)	(37,083)	(29,192)
Valuation adjustments in the period	(6,896)	(8,947)	(4,074)
Balance, end of period	$17,138	$34,175	$32,791

OREO properties are recorded at the lower of the recorded investment in the loan (prior to foreclosure) or the fair market value of the property less expected selling costs.  The Company recognized valuation allowances of $1.8 million, $5.1 million, and $2.4 million on its non-covered OREO balances as of December 31, 2012, 2011 and 2010, respectively. Valuation allowances on non-covered OREO balances are based on updated appraisals of the underlying properties as received during a period or management's authorization to reduce the selling price of a property during the period.

NOTE 12. OTHER ASSETS

Other assets consisted of the following at December 31, 2012 and 2011:

(in thousands)
	2012	2011
Cash surrender value of life insurance policies	$93,831	$92,555
Accrued interest receivable	26,998	30,617
Derivative assets	23,942	7,955
Income taxes receivable	12,859	14,715
Due from FDIC	12,606	26,510
Prepaid FDIC deposit assessment	12,307	18,739
Equity method investments	11,031	12,400
Investment in unconsolidated Trusts	6,933	6,934
Deferred tax assets, net	3,529	-
Other	32,025	33,277
Total	$236,061	$243,702

The amount due from the FDIC relates to the FDIC-assisted acquisitions of Evergreen, Rainier, and Nevada Security. See further discussion at Note 7.

The Company invests in limited partnerships that operate qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. The Company accounts for the investments under the equity method. The Company’s remaining capital commitments to these partnerships at December 31, 2012 and 2011 were approximately $4.1 million and $6.9 million, respectively. Such amounts are included in other liabilities on the consolidated balance sheets.

Also see Note 18 for information on the Company’s investment in Trusts and Note 21 for information on the Company’s derivatives.

NOTE 13. INCOME TAXES

The following table presents the components of income tax expense (benefit) attributable to continuing operations included in the Consolidated Statements of Income for the years ended December 31:

	Current	Deferred	Total
YEAR ENDED DECEMBER 31, 2012:
Federal	$44,268	$(426)	$43,842
State	2,632	6,847	9,479
	$46,900	$6,421	$53,321
YEAR ENDED DECEMBER 31, 2011:
Federal	$29,932	$(40)	$29,892
State	4,810	2,040	6,850
	$34,742	$2,000	$36,742
YEAR ENDED DECEMBER 31, 2010:
Federal	$(1,714)	$6,364	$4,650
State	3,126	(1,971)	1,155
	$1,412	$4,393	$5,805

The following table presents a reconciliation of income taxes computed at the Federal statutory rate to the actual effective rate for the years ended December 31:

	2012	2011	2010
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State tax, net of Federal income tax	4.4%	3.8%	2.5%
Tax-exempt income	-3.0%	-3.7%	-13.6%
Tax credits	-1.1%	-1.5%	-5.5%
Other	-0.9%	-0.6%	-1.4%
Effective income tax rate	34.4%	33.0%	17.0%

The following table reflects the effects of temporary differences that give rise to the components of the net deferred tax assets (liabilities) (recorded in other liabilities or/and other assets on the consolidated balance sheets) as of December 31:

(in thousands)

	2012	2011
DEFERRED TAX ASSETS:
Allowance for loan and lease losses	$33,782	$36,221
Covered loans	28,610	38,812
Accrued severance and deferred compensation	13,376	10,976
Covered other real estate owned	5,120	6,284
Non-covered loans	4,759	2,607
Tax credits	3,655	6,815
Discount on trust preferred securities	2,450	2,535
Non-covered other real estate owned	1,974	6,566
Basis differences of stock and securities	1,527	2,335
Net operating loss carryforwards	-	1,291
Other	10,725	9,826
Total gross deferred tax assets	105,978	124,268

DEFERRED TAX LIABILITIES:
FDIC indemnification asset	25,912	45,817
Fair market value adjustment on junior subordinated debentures	19,567	20,099
Unrealized gain on investment securities	16,306	22,713
Mortgage servicing rights	10,847	7,058
Premises and equipment depreciation	8,834	8,789
Deferred loan fees	5,706	4,983
Intangibles	5,161	4,928
Leased assets	3,930	4,251
Other	6,186	6,063
Total gross deferred tax liabilities	102,449	124,701

Net deferred tax assets (liabilities)	$3,529	$(433)

The Company has determined that it is not required to establish a valuation allowance for the deferred tax assets as management believes it is more likely than not that the deferred tax assets of $106.0 million and $124.3 million at December 31, 2012 and 2011, respectively, will be realized principally through future reversals of existing taxable temporary differences. Management further believes that future taxable income will be sufficient to realize the benefits of temporary deductible differences that cannot be realized through carry-back to prior years or through the reversal of future temporary taxable differences.

The tax credits consist entirely of state tax credits at December 31, 2012 and 2011.  The state tax credits, comprised primarily of State of Oregon Business Energy Tax Credits (“BETC”), will be utilized to offset future state income taxes. Most of the state tax credits benefit a five-year period, with an eight-year carry-forward allowed.   Management believes, based upon the Company’s historical performance that the deferred tax assets relating to these tax credits will be realized in the normal course of operations, and, accordingly, management has not reduced these deferred tax assets by a valuation allowance.

The Company’s California state net operating loss carry forward of $1.3 million at December 31, 2011 is expected to be realized in the normal course of operations.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as the Oregon and California state jurisdictions.  The Company is no longer subject to U.S. federal and Oregon state tax authorities examinations for years before 2009 and California state tax authority examinations for years before 2005.

In accordance with the provisions of FASB 740, Income Taxes, (“ASC 740”), relating to the accounting for uncertainty in income taxes, the Company periodically reviews its income tax positions based on tax laws and regulations and financial reporting considerations, and records adjustments as appropriate.  This review takes into consideration the status of current taxing authorities’ examinations of the Company’s tax returns, recent positions taken by the taxing authorities on similar transactions, if any, and the overall tax environment.

The Company recorded an increase in its liability for unrecognized tax benefits relating to California tax incentives and temporary differences in the amount of $47,000 during 2012 and a reduction of $39,000 during 2011.  The Company had gross unrecognized tax benefits recorded as of December 31, 2012 and 2011 in the amounts of $598,000 and $550,000, respectively.  If recognized the unrecognized tax benefit would reduce the 2012 annual effective tax rate by  0.3%.   The Company recognized a benefit of $6,000 and $4,000 during 2012 and 2011 in interest reversed primarily due to the reductions of its liability for unrecognized tax benefits.  Interest benefit is reported by the Company as a component of tax expense. As of December 31, 2012 and 2011, the accrued interest related to unrecognized tax benefits is $168,000 and $167,000, respectively.

Detailed below is a reconciliation of the Company’s unrecognized tax benefits, gross of any related tax benefits, for the years ended December 31, 2012 and 2011, respectively:

(in thousands)

	2012	2011
Balance, beginning of period	$550	$589
Effectively settled positions	(39)	-
Changes for tax positions of prior years	87	(39)
Balance, end of period	$598	$550

NOTE 14. INTEREST BEARING DEPOSITS

The following table presents the major types of interest bearing deposits at December 31, 2012 and 2011:

(in thousands)
	2012	2011
Interest bearing demand	$1,215,002	$993,579
Money market	3,407,047	3,661,785
Savings	475,325	386,528
Time, $100,000 and over	1,429,153	1,629,505
Time less than $100,000	573,834	652,172
Total interest bearing deposits	$7,100,361	$7,323,569

The following table presents interest expense for each deposit type for the years ended December 31, 2012, 2011 and 2010:

(in thousands)
	2012	2011	2010
Interest bearing demand	$1,980	$3,056	$4,677
Money market	7,193	17,236	26,412
Savings	291	356	543
Time, $100,000 and over	16,067	25,771	31,735
Other time less than $100,000	5,602	9,324	12,874
Total interest on deposits	$31,133	$55,743	$76,241

The following table presents the scheduled maturities of time deposits as of December 31, 2012:

(in thousands)
Year	Amount
2013	$1,398,213
2014	288,655
2015	85,305
2016	149,341
2017	78,616
Thereafter	2,857
Total time deposits	$2,002,987

The following table presents the remaining maturities of time deposits of $100,000 or more as of December 31, 2012:

(in thousands)
Amount
Three months or less	$336,783
Over three months through six months	205,786
Over six months through twelve months	438,500
Over twelve months	448,084
Time, $100,000 and over	$1,429,153

NOTE 15. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The following table presents information regarding securities sold under agreements to repurchase at December 31, 2012 and 2011:

(dollars in thousands)
		Weighted	Carrying	Market
		Average	Value of	Value of
	Repurchase	Interest	Underlying	Underlying
	Amount	Rate	Assets	Assets

December 31, 2012	$137,075	0.14%	$139,373	$139,373
December 31, 2011	$124,605	0.35%	$129,810	$129,810

The securities underlying agreements to repurchase entered into by the Bank are for the same securities originally sold, with a one-day maturity. In all cases, the Bank maintains control over the securities. Securities sold under agreements to repurchase averaged approximately $142.4 million, $113.1 million, and $54.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. The maximum amount outstanding at any month end for the years ended December 31, 2012, 2011 and 2010, was $166.3 million, $148.2 million, and $73.8 million, respectively. Investment securities are pledged as collateral in an amount equal to or greater than the repurchase agreements.

NOTE 16. FEDERAL FUNDS PURCHASED

At December 31, 2012 and 2011, the Company had no outstanding federal funds purchased balances. The Bank had available lines of credit with the FHLB totaling $1.9 billion at December 31, 2012. The Bank had available lines of credit with the Federal Reserve totaling $425.2 million subject to certain collateral requirements, namely the amount of certain pledged loans at December 31, 2012. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $185.0 million at December 31, 2012. At December 31, 2012, the lines of credit had interest rates ranging from 0.3% to 0.8%. Availability of the lines is subject to federal funds balances available for loan and continued borrower eligibility and are reviewed and renewed periodically throughout the year. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

NOTE 17.  TERM DEBT

The Bank had outstanding secured advances from the FHLB and other creditors at December 31, 2012 and 2011 with carrying values of $253.6 million and $255.7 million, respectively.

The following table summarizes the future contractual maturities of borrowed funds (excluding the remaining unamortized purchase accounting adjustments relating to the Rainier acquisition of $8.1 million) as of December 31, 2012:

(in thousands)
Year	Amount
2013	$-
2014	-
2015	-
2016	190,016
2017	55,000
Thereafter	527
Total borrowed funds	$245,543

The maximum amount outstanding from the FHLB under term advances at month end during 2012 and 2011 was $245.0 million and $250.0 million, respectively. The average balance outstanding on FHLB term advances during 2012 and 2011 was $245.0 and $245.8 million, respectively. The average interest rate on the borrowings (excluding the accretion of purchase accounting adjustments) was 4.6% in 2012 and 2011. The FHLB requires the Bank to maintain a required level of investment in FHLB and sufficient collateral to qualify for notes. The Bank has pledged as collateral for these notes all FHLB stock, all funds on deposit with the FHLB, and its investments and commercial real estate portfolios, accounts, general intangibles, equipment and other property in which a security interest can be granted by the Bank to the FHLB.

NOTE 18. JUNIOR SUBORDINATED DEBENTURES

Following is information about the Trusts as of December 31, 2012:

(dollars in thousands)
		Issued	Carrying		Effective
Trust Name	Issue Date	Amount	Value (1)	Rate (2)	Rate (3)	Maturity Date	Redemption Date
AT FAIR VALUE:
Umpqua Statutory Trust II	October 2002	$20,619	$14,478	Floating (4)	5.22%	October 2032	October 2007
Umpqua Statutory Trust III	October 2002	30,928	21,933	Floating (5)	5.30%	November 2032	November 2007
Umpqua Statutory Trust IV	December 2003	10,310	6,808	Floating (6)	4.83%	January 2034	January 2009
Umpqua Statutory Trust V	December 2003	10,310	6,791	Floating (6)	4.79%	March 2034	March 2009
Umpqua Master Trust I	August 2007	41,238	21,912	Floating (7)	3.12%	September 2037	September 2012
Umpqua Master Trust IB	September 2007	20,619	13,159	Floating (8)	4.79%	December 2037	December 2012
		134,024	85,081
AT AMORTIZED COST:
HB Capital Trust I	March 2000	5,310	6,273	10.875%	8.31%	March 2030	March 2010
Humboldt Bancorp Statutory Trust I	February 2001	5,155	5,858	10.200%	8.31%	February 2031	February 2011
Humboldt Bancorp Statutory Trust II	December 2001	10,310	11,324	Floating (9)	3.08%	December 2031	December 2006
Humboldt Bancorp Statutory Trust III	September 2003	27,836	30,475	Floating (10)	2.55%	September 2033	September 2008
CIB Capital Trust	November 2002	10,310	11,175	Floating (5)	3.08%	November 2032	November 2007
Western Sierra Statutory Trust I	July 2001	6,186	6,186	Floating (11)	3.89%	July 2031	July 2006
Western Sierra Statutory Trust II	December 2001	10,310	10,310	Floating (9)	3.91%	December 2031	December 2006
Western Sierra Statutory Trust III	September 2003	10,310	10,310	Floating (12)	3.89%	September 2033	September 2008
Western Sierra Statutory Trust IV	September 2003	10,310	10,310	Floating (12)	3.91%	September 2033	September 2008
New West Statutory Trust I	September 2003	3,609	3,609	Floating (13)	3.41%	June 2033	February 2009
New West Statutory Trust II	September 2003	5,155	5,155	Floating (6)	3.16%	February 2034	June 2008
		104,801	110,985

	Total	$238,825	$196,066

(1)

Includes purchase accounting adjustments, net of accumulated amortization, for junior subordinated debentures assumed in connection with previous mergers as well as fair value adjustments related to trusts recorded at fair value.

(2)	Contractual interest rate of junior subordinated debentures.
(3)	Effective interest rate based upon the carrying value as of December 2012.
(4)	Rate based on LIBOR plus 3.35%, adjusted quarterly.
(5)	Rate based on LIBOR plus 3.45%, adjusted quarterly.
(6)	Rate based on LIBOR plus 2.85%, adjusted quarterly.
(7)	Rate based on LIBOR plus 1.35%, adjusted quarterly.
(8)	Rate based on LIBOR plus 2.75%, adjusted quarterly.
(9)	Rate based on LIBOR plus 3.60%, adjusted quarterly.
(10)	Rate based on LIBOR plus 2.95%, adjusted quarterly.
(11)	Rate based on LIBOR plus 3.58%, adjusted quarterly.
(12)	Rate based on LIBOR plus 2.90%, adjusted quarterly.
(13)	Rate based on LIBOR plus 3.10%, adjusted quarterly.

The Trusts are reflected as junior subordinated debentures in the Consolidated Balance Sheets.  The common stock issued by the Trusts is recorded in other assets in the Consolidated Balance Sheets, and totaled $7.2 million at December 31, 2012 and  $6.9 million at December 31, 2011.

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

Due to inactivity in the junior subordinated debenture market and the inability to obtain observable quotes of our, or similar, junior subordinated debenture liabilities or the related trust preferred securities when traded as assets, we utilize an income approach valuation technique to determine the fair value of these liabilities using our estimation of market discount rate assumptions. The Company monitors activity in the trust preferred and related markets, to the extent available, changes related to the current and anticipated future interest rate environment, and considers our entity-specific creditworthiness, to validate the reasonableness of the credit risk adjusted spread and effective yield utilized in our discounted cash flow model.  Regarding the activity in and condition of the junior subordinated debt market, we noted no observable changes in the current period as it relates to companies comparable to our size and condition, in either the primary or secondary markets.  Relating to the interest rate environment, we considered the change in slope and shape of the forward LIBOR swap curve in the current period, the effects of which did not result in a significant change in the fair value of these liabilities.

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

On a quarterly basis we assess entity-specific qualitative considerations that if not mitigated or if they represent a material change from the prior reporting period may result in a change to the perceived creditworthiness and ultimately the estimated credit risk adjusted spread utilized to value these liabilities.  Entity-specific considerations that positively impact our creditworthiness include: our strong capital position resulting from our successful public stock offerings in 2009 and 2010 that offers us flexibility to pursue business opportunities such as mergers and  acquisitions, or expand our footprint and product offerings; having significant levels of on and off-balance sheet liquidity; being profitable; and, having an experienced management team.  However, these positive considerations are mitigated by significant risks and uncertainties that impact our creditworthiness and ability to maintain capital adequacy in the future. Specific risks and concerns include: given our concentration of loans secured by real estate in our loan portfolio, a continued and sustained deterioration of the real estate market may result in declines in the value of the underlying collateral and increased delinquencies that could result in an increase of charge-offs; despite recent improvement, our credit quality metrics remain negatively elevated since 2007 relative to historical standards; the continuation of current economic downturn that has been particularly severe in our primary markets could adversely affect our business; recent increased regulation facing our industry, such as the Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Act of 2009 and the Dodd-Frank Act, will increase the cost of compliance and restrict our ability to conduct business consistent with historical practices, and could negatively impact profitability; we have a significant amount of goodwill and other intangible assets that dilute our available tangible common equity; and the carrying value of certain material, recently recorded assets on our balance sheet, such as the FDIC loss-sharing indemnification asset, are highly reliant on management estimates, such as the timing or amount of losses that are estimated to be covered, and the assumed continued compliance with the provisions of the applicable loss-share agreement. To the extent assumptions ultimately prove incorrect or should we consciously forego or unknowingly violate the guidelines of the agreement, an impairment of the asset may result which would reduce capital.

Additionally, the Company periodically utilizes an external valuation firm to determine or validate the reasonableness of the assessments of inputs and factors that ultimately determines the estimated fair value of these liabilities. The extent we involve or engage these external third parties correlates to management’s assessment of the current subordinated debt market, how the current environment and market compares to the preceding quarter, and perceived changes in the Company’s own creditworthiness during the quarter.  In periods of potential significant valuation changes and at year-end reporting periods we typically engage third parties to perform a full independent valuation of these liabilities.  For periods where management has assessed the market and other factors impacting the underlying valuation assumptions of these liabilities, and has determined significant changes to the valuation of these liabilities in the current period are remote, the scope of the valuation specialist’s review is limited to a review of the reasonableness of Management’s assessment of inputs.  In the fourth quarter of 2012, the Company engaged an external valuation firm to prepare an independent valuation of our junior subordinated debentures measured at fair value and the results were consistent with the Company’s valuation.

Absent changes to the significant inputs utilized in the discounted cash flow model used to measure the fair value of these instruments at each reporting period, the cumulative discount for each junior subordinated debenture will reverse over time, ultimately returning the carrying values of these instruments to their notional values at their expected redemption dates, in a manner similar to the effective yield method as if these instruments were accounted for under the amortized cost method.  For the year ended December 31, 2012, 2011, and 2010, we recorded a loss of $2.2 million, a loss of $2.2 million, and a gain of $5.0 million, respectively, resulting from the change in fair value of the junior subordinated debentures recorded at fair value. Observable activity in the junior subordinated debenture and related markets in future periods may change the effective rate used to discount these liabilities, and could result in additional fair value adjustments (gains or losses on junior subordinated debentures measured at fair value) outside the expected periodic change in fair value had the fair value assumptions remained unchanged.

As noted above, the Dodd-Frank Act limits the ability of certain bank holding companies to treat trust preferred security debt issuances as Tier 1 capital.  As the Company had less than $15 billion in assets at December 31, 2009, under the Dodd-Frank Act, the Company will be able to continue to include its existing trust preferred securities, less the common stock of the Trusts, in Tier 1 capital. However, under a recently issued notice of proposed rulemaking by federal banking regulators to revise the regulatory capital rules to incorporate certain revisions by the Basel Committee on Banking Supervision to the Basel capital framework (Basel III), the trust preferred security debt issuances would be phased out of Tier 1 capital into Tier 2 capital over a 10 year period. If the proposed rulemaking becomes effective, it is possible the Company may accelerate redemption of the existing junior subordinated debentures.  This could result in adjustments to the fair value of these instruments including the acceleration of losses on junior subordinated debentures carried at fair value within non-interest income. At December 31, 2012, the Company's restricted core capital elements were 18.2% of total core capital, net of goodwill and any associated deferred tax liability.

NOTE 19.  EMPLOYEE BENEFIT PLANS

Employee Savings Plan—Substantially all of the Bank's and Umpqua Investments' employees are eligible to participate in the Umpqua Bank 401(k) and Profit Sharing Plan (the “Umpqua 401(k) Plan”), a defined contribution and profit sharing plan sponsored by the Company. Employees may elect to have a portion of their salary contributed to the plan in conformity with Section 401(k) of the Internal Revenue Code. At the discretion of the Company's Board of Directors, the Company may elect to make matching and/or profit sharing contributions to the Umpqua 401(k) Plan based on profits of the Bank. The Company’s contributions under the plan charged to expense amounted to $3.0 million,  $2.7 million, and $2.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Supplemental Retirement Plan—The Company has established the Umpqua Holdings Corporation Deferred Compensation & Supplemental Retirement Plan (the “DC/SRP”), a nonqualified deferred compensation plan to help supplement the retirement income of certain highly compensated executives selected by resolution of the Company's Board of Directors. The DC/SRP has two components, a supplemental retirement plan (“SRP”) and a deferred compensation plan (“DCP”). The Company may make discretionary contributions to the SRP. For the years ended December 31, 2012, 2011 and 2010, the Company's matching contribution charged to expense for these supplemental plans totaled $116,000, $96,000, and $56,000, respectively. The SRP plan balances at December 31, 2012 and 2011 were $566,000 and $530,000, respectively, and are recorded in other liabilities. Under the DCP, eligible officers may elect to defer up to 50% of their salary into a plan account.  The DCP plan balance was $1.1  million and $532,000 at December 31, 2012 and 2011, respectively.

Salary Continuation Plans—The Bank sponsors various salary continuation plans for the CEO and certain retired employees. These plans are unfunded, and provide for the payment of a specified amount on a monthly basis for a specified period (generally 10 to 20 years) after retirement. In the event of a participant employee's death prior to or during retirement, the Bank is obligated to pay to the designated beneficiary the benefits set forth under the plan. At December 31, 2012 and 2011, liabilities recorded for the estimated present value of future salary continuation plan benefits totaled $19.5 million and $16.9 million, respectively, and are recorded in other liabilities. For the years ended December 31, 2012, 2011 and 2010, expense recorded for the salary continuation plan benefits totaled $2.5 million, $1.8 million, and $1.8 million, respectively.

Deferred Compensation Plans and Rabbi Trusts—The Bank from time to time adopts deferred compensation plans that provide certain key executives with the option to defer a portion of their compensation. In connection with prior acquisitions, the Bank assumed liability for certain deferred compensation plans for key employees, retired employees and directors. Subsequent to the effective date of the acquisitions, no additional contributions were made to these plans. At December 31, 2012 and 2011, liabilities recorded in connection with deferred compensation plan benefits totaled $2.3 million and $2.5  million, respectively, and are recorded in other liabilities.

The Bank has established and sponsors, for some deferred compensation plans assumed in connection with prior mergers, irrevocable trusts commonly referred to as “Rabbi Trusts.” The trust assets (generally cash and trading assets) are consolidated in the Company’s balance sheets and the associated liability (which equals the related asset balances) is included in other liabilities. The asset and liability balances related to these trusts as of December 31, 2012 and 2011 were $2.9 million and $2.4 million, respectively.

The Bank has purchased, or acquired through mergers, life insurance policies in connection with the implementation of certain executive supplemental income, salary continuation and deferred compensation retirement plans. These policies provide protection against the adverse financial effects that could result from the death of a key employee and provide tax-exempt income to offset expenses associated with the plans. It is the Bank’s intent to hold these policies as a long-term investment. However, there will be an income tax impact if the Bank chooses to surrender certain policies. Although the lives of individual current or former management-level employees are insured, the Bank is the owner and sole or partial beneficiary. At December 31, 2012 and 2011, the cash surrender value of these policies was $93.8 million and $92.6 million, respectively. At December 31, 2012 and 2011, the Bank also had liabilities for post-retirement benefits payable to other partial beneficiaries under some of these life insurance policies of $1.9 million and $1.5 million, respectively. The Bank is exposed to credit risk to the extent an insurance company is unable to fulfill its financial obligations under a policy. In order to mitigate this risk, the Bank uses a variety of insurance companies and regularly monitors their financial condition.

NOTE 20. COMMITMENTS AND CONTINGENCIES

Lease Commitments — The Company leases  155 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

Rent expense for the years ended December 31, 2012, 2011 and 2010 was $17.3 million, $16.6 million, and $15.3 million, respectively.  Rent expense was offset by rent income of $1.0 million, $1.0 million, and $1.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The following table sets forth, as of December 31, 2012, the future minimum lease payments under non-cancelable operating leases and future minimum income receivable under non-cancelable operating subleases:

(in thousands)
	Lease	Sublease
	Payments	Income
2013	$16,770	$653
2014	15,525	352
2015	13,691	278
2016	11,480	172
2017	7,452	99
Thereafter	24,141	13
Total	$89,059	$1,567

Financial Instruments with Off-Balance-Sheet Risk — The Company's financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank's business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank's commitments and contingent liabilities:

(in thousands)
As of December 31, 2012
Commitments to extend credit	$1,435,027
Commitments to extend overdrafts	$204,294
Forward sales commitments	$446,951
Commitments to originate loans held for sale	$209,562
Standby letters of credit	$58,052

The Bank is a party to financial instruments with off-balance-sheet credit risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve elements of credit and interest-rate risk similar to the risk involved in on-balance sheet items recognized in the Consolidated Balance Sheets. The contract or notional amounts of those instruments reflect the extent of the Bank's involvement in particular classes of financial instruments.

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including international trade finance, commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank has not been required to perform on any financial guarantees and incurred $2.2 million losses in connection with standby letters of credit during the year ended December 31, 2012.  The Bank has not been required to perform on any financial guarantees but did incur losses of $110,000 in connection with standby letters of credit during the year ended December 31, 2011. The Bank has not been required to perform on any financial guarantees and incurred no losses in connection with standby letters of credit during the year ended December 31, 2010. At December 31, 2012, approximately $35.9 million of standby letters of credit expire within one year, and $22.2 million expire thereafter. Upon issuance, the Bank recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. Fees are recognized ratably over the term of the standby letter of credit. The estimated fair value of guarantees associated with standby letters of credit was $220,000 as of December 31, 2012.

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

Legal Proceedings—  The Bank owns 468,659 shares of Class B common stock of Visa Inc. which are convertible into Class A common stock at a conversion ratio of 0.4206 per Class A share. As of December 31, 2012, the value of the Class A shares was $151.58 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Bank was $29.9 million as of December 31, 2012, and has not been reflected in the accompanying financial statements. The shares of Visa Class B common stock are restricted and may not be transferred. Visa member banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares and use the proceeds to settle litigation, and thereby reducing the conversion ratio.  If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

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

Concentrations of Credit Risk - The Company grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington, California, and Nevada. In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 79% and  80%  of the Bank’s non-covered loan and lease portfolio at December 31, 2012 and December 31, 2011.  Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the repayment of these loans.  Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments.  Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position.  There were no counterparty default losses on forward contracts in 2012, 2011, and 2010.  Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At December 31, 2012, the Bank had commitments to originate mortgage loans held for sale totaling $209.6 million and forward sales commitments of $447.0 million.

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

Effective in the second quarter of 2011, the Bank began executing interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of December 31, 2012, the Bank had 164 interest rate swaps with an aggregate notional amount of $912.0 million related to this program. As of December 31, 2011, the Bank had 38 interest rate swaps with an aggregate notional amount of $194.3 million related to this program.

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

The termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $21.8 million  as of December 31, 2012 and $6.6 million as of December 31, 2011. The Bank has minimum collateral posting thresholds with certain of its derivative counterparties, and has been required to post collateral against its obligations under these agreements of $22.5 million as of December 31, 2012 and $5.8 million as of December 31, 2011. If the Bank had breached any of these provisions at December 31, 2012, it could have been required to settle its obligations under the agreements at the termination value.

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

As of December 31, 2012, the net CVA decreased the settlement values of the Bank’s derivative assets by $45,000. During 2012 and 2011, the Bank recognized a  gain of $336,000 and a loss of $187,000 related to credit valuation adjustments on nonhedge derivative instruments, which is included in noninterest income. Various factors impact changes in the CVA over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

Although the Bank has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the CVA associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2012, the Bank has assessed the significance of the impact of the CVA on the overall valuation of its derivative positions and has determined that the CVA are not significant to the overall valuation of its derivatives. As a result, the Bank has classified its derivative valuations in Level 2 of the fair value hierarchy.

Effective January 1, 2012, the Company made an accounting policy election to use the exception commonly referred to as the “portfolio exception” with respect to measuring counterparty credit risk for its interest rate swap derivative instruments with commercial banking customers that are hedged with offsetting interest rate swaps with third parties.

The following tables summarize the types of derivatives, separately by assets and liabilities, their locations on the Consolidated Balance Sheets, and the fair values of such derivatives as of December 31, 2012 and December 31, 2011:

(in thousands)
		Asset Derivatives		Liability Derivatives
Derivatives not designated	Balance Sheet	December 31,		December 31,
as hedging instrument	Location	2012	2011	2012	2011
Interest rate lock commitments	Other assets/Other liabilities	$1,496	$1,752	$18	$3
Interest rate forward sales commitments	Other assets/Other liabilities	133	-	905	90
Interest rate swaps	Other assets/Other liabilities	22,213	6,203	22,048	6,416
Total		$23,842	$7,955	$22,971	$6,509

The following table summarizes the types of derivatives, their locations within the Consolidated Statements of Income, and the gains (losses) recorded in 2012, 2011, and 2010:

(in thousands)
Derivatives not designated	Income Statement	December 31,
as hedging instrument	Location	2012	2011	2010
Interest rate lock commitments	Mortgage banking revenue	$(271)	$1,613	$146
Interest rate forward sales commitments	Mortgage banking revenue	(21,281)	(10,579)	(3,034)
Interest rate swaps	Other income	336	(187)	-
Total		$(21,216)	$(9,153)	$(2,888)

NOTE 22. SHAREHOLDERS’ EQUITY

Stock Plans—The Company’s 2007 Long Term Incentive Plan (“2007 LTI Plan”) authorizes the award of up to 1 million restricted stock unit grants, which are subject to performance-based vesting as well as other approved vesting conditions. The Company’s 2003 Stock Incentive Plan (“2003 Plan”) provides for grants of up to 4 million shares. The 2003 Plan terminates June 30, 2015, but it may be extended with the approval of the board and shareholders.  The 2003 Plan further provides that no grants may be issued if existing options and subsequent grants under the 2003 Plan exceed 10% of the Company's outstanding shares on a diluted basis. Under the terms of the 2003 Plan, options and awards generally vest ratably over a period of three to five years, the exercise price of each option equals the market price of the Company's common stock on the date of the grant, and the maximum term is ten years.

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

As a result of the modification, there was no incremental compensation cost.

The following table summarizes information about stock option activity for the years ended December 31, 2012, 2011 and 2010:

(shares in thousands)
	2012		2011		2010

	Options	Weighted-Avg	Options	Weighted-Avg	Options	Weighted-Avg
	Outstanding	Exercise Price	Outstanding	Exercise Price	Outstanding	Exercise Price
Balance, beginning of year	2,151	$14.48	2,067	$14.82	1,763	$15.05
Granted	20	$11.98	237	$11.01	450	$12.39
Exercised	(174)	$5.63	(40)	$7.67	(112)	$8.97
Forfeited/expired	(147)	$13.45	(113)	$15.72	(34)	$13.83
Balance, end of year	1,850	$15.37	2,151	$14.48	2,067	$14.82
Options exercisable, end of year	1,263	$17.11	1,334	$16.13	1,217	$16.65

The following table summarizes information about outstanding stock options issued under all plans as of December 31, 2012:

(shares in thousands)

	Options Outstanding			Options Exercisable
		Weighted Avg.
		Remaining
Range of	Options	Contractual Life	Weighted Avg.	Options	Weighted Avg.
Exercise Prices	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price
$4.58 to $11.59	592	6.7	$10.52	274	$10.31
$11.89 to $15.50	681	6.3	$13.62	412	$14.20
$16.93 to $24.71	502	1.4	$21.74	502	$21.74
$26.12 to $28.43	75	3.8	$26.89	75	$26.89
	1,850	5.0	$15.37	1,263	$17.11

The compensation cost related to stock options, including costs related to unvested options assumed in connection with acquisitions, that has been charged against income (included in salaries and employee benefits) was $1.1 million, $1.2 million, and $861,000 for the years ended December 31, 2012, 2011 and 2010, respectively. The total income tax benefit recognized in the income statement related to stock options was $448,000, $463,000, and $344,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

The total intrinsic value (which is the amount by which the stock price exceeds the exercise price) of both options outstanding and options exercisable as of December 31, 2012, was $749,000 and $404,000, respectively. The weighted average remaining contractual term of options exercisable was 3.9 years as of December 31, 2012. The total intrinsic value of options exercised was $1.2 million,  $147,000, and $420,000, in the years ended December 31, 2012, 2011 and 2010, respectively. During the years ended December 31, 2012, 2011 and 2010, the amount of cash received from the exercise of stock options was $981,000, $309,000, and $1.0 million, respectively. As of December 31, 2012, there was $1.6 million of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a weighted-average period of 1.6 years.

The Company grants restricted stock awards periodically as a part of the 2003 Plan for the benefit of employees. Restricted shares issued prior to 2011 generally vest on an annual basis over five years. Restricted shares issued since 2011 generally vest over a three year period, subject to performance conditions stated above. A deferred restricted stock award was granted to an executive in 2007 and is now fully vested. The Company will issue certificates for the vested award within the seventh month following termination of the executive’s employment. The following table summarizes information about nonvested restricted shares outstanding at December 31:

(shares in thousands)
	2012		2011		2010
		Weighted		Weighted		Weighted
	Restricted	Average Grant	Restricted	Average Grant	Restricted	Average Grant
	Shares	Date	Shares	Date	Shares	Date
	Outstanding	Fair Value	Outstanding	Fair Value	Outstanding	Fair Value
Balance, beginning of year	585	$12.98	401	$15.29	187	$21.46
Granted	369	$11.80	282	$11.02	274	$12.16
Released	(147)	$13.50	(82)	$17.58	(46)	$22.23
Forfeited/expired	(44)	$11.52	(16)	$12.91	(14)	$13.32
Balance, end of year	763	$12.39	585	$12.98	401	$15.29

The compensation cost related to restricted stock awards that has been charged against income (included in salaries and employee benefits) was $2.7 million, $2.3 million, and $1.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.  The total income tax benefit recognized in the income statement related to restricted stock awards was $1.1 million,  $899,000, and $746,000 for the years ended December 31, 2012, 2011 and 2010, respectively. The total fair value of restricted shares vested was $1.9 million, $919,000, and $571,000, for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, there was $4.8 million of total unrecognized compensation cost related to nonvested restricted stock awards which is expected to be recognized over a weighted-average period of 1.9 years.

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

(shares in thousands)
	2012		2011		2010
		Weighted		Weighted		Weighted
	Restricted	Average Grant	Restricted	Average Grant	Restricted	Average Grant
	Stock Units	Date	Stock Units	Date	Stock Units	Date
	Outstanding	Fair Value	Outstanding	Fair Value	Outstanding	Fair Value
Balance, beginning of period	219	$9.17	225	$11.13	335	$15.54
Granted	25	$10.39	105	$10.42	-	$-
Released	-	$-	(63)	$14.33	(16)	$24.52
Forfeited/expired	(114)	$8.01	(48)	$14.33	(94)	$24.52
Balance, end of period	130	$10.41	219	$9.17	225	$11.13

The compensation cost related to restricted stock units that has been charged against income (included in salaries and employee benefits) was $237,000, $391,000, and $778,000 for the years ended December 31, 2012, 2011 and 2010, respectively.  The total income tax benefit recognized in the income statement related to restricted stock units was $95,000, $156,000 and $311,000 for the years ended December 31, 2012, 2011 and 2010, respectively. The total fair value of restricted stock units vested and released was none,  $677,000 and $213,000 for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, there was $549,000 of total unrecognized compensation cost related to nonvested restricted stock units which is expected to be recognized over a weighted-average period of 1.3 years, assuming the current expectation of performance conditions are met.

For the years ended December 31, 2012, 2011 and 2010, the Company received income tax benefits of $1.2 million,  $694,000, and $406,000, respectively, related to the exercise of non-qualified employee stock options, disqualifying dispositions in the exercise of incentive stock options, the vesting of restricted shares and the vesting of restricted stock units.  For the year ended December 31, 2012, the Company had net tax deficiencies (tax deficiency resulting from tax deductions less than the compensation cost recognized) of $59,000, compared to net tax deficiencies of $261,000 and $216,000 for the years ended December 31, 2011 and 2010, respectively. Only cash flows from gross excess tax benefits are classified as financing cash flows.

Share Repurchase Plan— The Company’s share repurchase plan, which was first approved by the Board and announced in August 2003, was amended on September 29, 2011 to increase the number of common shares available for repurchase under the plan to 15 million shares. The repurchase program will run through June 2013. As of December 31, 2012, a total of 12.1 million shares remained available for repurchase. The Company repurchased 512,280 shares under the repurchase plan in 2012, 2.5 million shares under the repurchase plan in 2011 and no shares in 2010. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan.

We also have certain stock option and restricted stock plans which provide for the payment of the option exercise price or withholding taxes by tendering previously owned or recently vested shares. During the years ended December 31, 2012 and 2011, there were 37,720 and 8,135 shares tendered in connection with option exercises, respectively. Restricted shares cancelled to pay withholding taxes totaled 45,873 and 23,158 shares during the years ended December 31, 2012 and 2011, respectively.  There were no restricted stock units cancelled to pay withholding taxes for the year ended December 31, 2012 and 22,439 during the year ended December 31, 2011.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2012, that the Company meets all capital adequacy requirements to which it is subject.

The Company's capital amounts and ratios as of December 31, 2012 and December 31, 2011 are presented in the following table:

(dollars in thousands)

			For Capital		To be Well
	Actual		Adequacy purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012
Total Capital
(to Risk Weighted Assets)
Consolidated	$1,357,206	16.52%	$657,243	8.00%	$821,553	10.00%
Umpqua Bank	$1,234,010	15.03%	$656,825	8.00%	$821,031	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$1,254,514	15.27%	$328,622	4.00%	$492,933	6.00%
Umpqua Bank	$1,131,373	13.78%	$328,410	4.00%	$492,615	6.00%
Tier I Capital
(to Average Assets)
Consolidated	$1,254,514	11.44%	$438,641	4.00%	$548,302	5.00%
Umpqua Bank	$1,131,373	10.32%	$438,517	4.00%	$548,146	5.00%

As of December 31, 2011
Total Capital
(to Risk Weighted Assets)
Consolidated	$1,287,560	17.16%	$600,261	8.00%	$750,326	10.00%
Umpqua Bank	$1,163,611	15.53%	$599,413	8.00%	$749,267	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$1,193,740	15.91%	$300,123	4.00%	$450,185	6.00%
Umpqua Bank	$1,069,914	14.28%	$299,696	4.00%	$449,544	6.00%
Tier I Capital
(to Average Assets)
Consolidated	$1,193,740	10.91%	$437,668	4.00%	$547,085	5.00%
Umpqua Bank	$1,069,914	9.78%	$437,593	4.00%	$546,991	5.00%

The Company is a registered financial holding company under the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”), and is subject to the supervision of, and regulation by, the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank is an Oregon state chartered bank with deposits insured by the Federal Deposit Insurance Corporation (“FDIC”), and is subject to the supervision and regulation of the Director of the Oregon Department of Consumer and Business Services, administered through the Division of Finance and Corporate Securities, and to the supervision and regulation of the California Department of Financial Institutions, the Washington Department of Financial Institutions and the FDIC. As of December 31, 2012, the most recent notification from the FDIC categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. The Company is not subject to the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's regulatory capital category.

NOTE 24. FAIR VALUE MEASUREMENT

The following table presents estimated fair values of the Company’s financial instruments as of December 31, 2012 and December 31, 2011,  whether or not recognized or recorded at fair value in the Consolidated Balance Sheets:

(in thousands)
	December 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
FINANCIAL ASSETS:
Cash and cash equivalents	$543,787	$543,787	$598,766	$598,766
Trading securities	3,747	3,747	2,309	2,309
Securities available for sale	2,625,229	2,625,229	3,168,578	3,168,578
Securities held to maturity	4,541	4,732	4,714	4,759
Loans held for sale	320,132	320,132	102,098	102,098
Non-covered loans and leases, net	6,595,689	6,652,179	5,795,130	5,816,714
Covered loans and leases, net	477,078	543,628	622,451	722,295
Restricted equity securities	33,443	33,443	32,581	32,581
Mortgage servicing rights	27,428	27,428	18,184	18,184
Bank owned life insurance assets	93,831	93,831	92,555	92,555
FDIC indemnification asset	52,798	18,714	91,089	47,008
Derivatives	23,842	23,842	7,955	7,955
Visa Class B common stock	-	28,385	-	19,230

FINANCIAL LIABILITIES:
Deposits	$9,379,275	$9,396,646	$9,236,690	$9,260,327
Securities sold under agreements to repurchase	137,075	137,075	124,605	124,605
Term debt	253,605	289,404	255,676	284,911
Junior subordinated debentures, at fair value	85,081	85,081	82,905	82,905
Junior subordinated debentures, at amortized cost	110,985	78,529	102,544	68,698
Derivatives	22,971	22,971	6,509	6,509

Fair Value of Assets and Liabilities Not Measured at Fair Value

The following table presents information about the level in the fair value hierarchy for the Company’s assets and liabilities that are not measured at fair value as of December 31, 2012:

(in thousands)
	Fair Value at December 31, 2012
Description	Total	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$543,787	$543,787	$-	$-
Securities held to maturity	4,732	-	-	4,732
Non-covered loans and leases, net	6,652,179	-	-	6,652,179
Covered loans and leases, net	543,628	-	-	543,628
Restricted equity securities	33,443	33,443	-	-
Bank owned life insurance assets	93,831	93,831	-	-
FDIC indemnification asset	18,714	-	-	18,714
Visa Class B common stock	28,385	-	-	28,385

Deposits
Non-maturity deposits	$7,376,288	$7,376,288	$-	$-
Deposits with stated maturities	2,020,358	-	2,020,358	-
Securities sold under agreements to repurchase	137,075	-	137,075	-
Term debt	289,404	-	289,404	-
Junior subordinated debentures, at amortized cost	78,529	-	-	78,529

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011:

(in thousands)
	Fair Value at December 31, 2012
Description	Total	Level 1	Level 2	Level 3
Trading securities
Obligations of states and political subdivisions	$1,216	$-	$1,216	$-
Equity securities	123	123	-	-
Other investments securities(1)	2,408	2,408	-	-
Available for sale securities
U.S. Treasury and agencies	45,820	-	45,820	-
Obligations of states and political subdivisions	263,725	-	263,725	-
Residential mortgage-backed securities and
collateralized mortgage obligations	2,313,376	-	2,313,376	-
Other debt securities	222	-	222	-
Investments in mutual funds and
other equity securities	2,086	-	2,086	-
Loans held for sale	320,132	-	320,132	-
Mortgage servicing rights, at fair value	27,428	-	-	27,428
Derivatives
Interest rate lock commitments	1,496	-	1,496	-
Interest rate forward sales commitments	133	-	133	-
Interest rate swaps	22,213	-	22,213	-
Total assets measured at fair value	$3,000,378	$2,531	$2,970,419	$27,428

Junior subordinated debentures, at fair value	$85,081	$-	$-	$85,081
Derivatives
Interest rate lock commitments	18	-	18	-
Interest rate forward sales commitments	905	-	905	-
Interest rate swaps	22,048	-	22,048	-
Total liabilities measured at fair value	$108,052	$-	$22,971	$85,081

(in thousands)
	Fair Value at December 31, 2011
Description	Total	Level 1	Level 2	Level 3
Trading securities
Obligations of states and political subdivisions	$296	$-	$296	$-
Equity securities	1,918	1,918	-	-
Other investments securities(1)	95	95	-	-
Available for sale securities
U.S. Treasury and agencies	118,465	-	118,465	-
Obligations of states and political subdivisions	253,553	-	253,553	-
Residential mortgage-backed securities and
collateralized mortgage obligations	2,794,355	-	2,794,355	-
Other debt securities	134	-	134	-
Investments in mutual funds and
other equity securities	2,071	-	2,071	-
Loans held for sale	102,098		102,098
Mortgage servicing rights, at fair value	18,184	-	-	18,184
Derivatives
Interest rate lock commitments	1,752	-	1,752	-
Interest rate forward sales commitments	-	-	-	-
Interest rate swaps	6,203	-	6,203	-
Total assets measured at fair value	$3,299,124	$2,013	$3,278,927	$18,184

Junior subordinated debentures, at fair value	$82,905	$-	$-	$82,905
Derivatives
Interest rate lock commitments	3	-	3	-
Interest rate forward sales commitments	90	-	90	-
Interest rate swaps	6,416	-	6,416	-
Total liabilities measured at fair value	$89,414	$-	$6,509	$82,905

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

Securities—  Fair values for investment securities are primarily measured using information from a third-party pricing service.  The pricing service uses evaluated pricing models and quoted prices based on market data.  In the event that limited or less transparent information is provided by the third-party pricing service, fair value is estimated using secondary pricing services or non-binding third-party broker quotes.  Management periodically reviews the pricing information received from the third-party pricing service and compares it to secondary pricing service, evaluating significant price variances between services to determine an appropriate estimate of fair value to report.

 Loans Held For Sale—Fair value is determined based on quoted secondary market prices for similar loans, including the implicit fair value of embedded servicing rights.

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

Junior Subordinated Debentures - The fair value of junior subordinated debentures is estimated using an income approach valuation technique.  The ending carrying (fair) value of the junior subordinated debentures measured at fair value represents the estimated amount that would be paid to transfer these liabilities in an orderly transaction amongst market participants.  Due to credit concerns in the capital markets and inactivity in the trust preferred markets that have limited the observability of market spreads, we have classified this as a Level 3 fair value measure.  For further discussion of the valuation technique and inputs, see Note 18.

Derivative Instruments - The fair value of the interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate.  The fair value of the interest rate swaps is determined using a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. For further discussion of the valuation technique and inputs, see Note 21.  The Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at December 31, 2012:

(in thousands)
Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Mortgage servicing rights	Discounted cash flow
		Constant Prepayment Rate	21.39%
		Discount Rate	8.65%
Junior subordinated debentures	Discounted cash flow
		Credit Spread	6.21%

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

Management believes that the credit risk adjusted spread utilized in the fair value measurement of the junior subordinated debentures carried at fair value is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt, and not as a result of changes to our entity-specific credit risk. The widening of the credit risk adjusted spread above the Company’s contractual spreads has primarily contributed to the positive fair value adjustments.  Future contractions in the credit risk adjusted spread relative to the spread currently utilized to measure the Company’s junior subordinated debentures at fair value as of December 31, 2012, or the passage of time, will result in negative fair value adjustments.  Generally, an increase in the credit risk adjusted spread and/or a decrease in the three month LIBOR swap curve will result in positive fair value adjustments (and decrease the fair value measurement).  Conversely, a decrease in the credit risk adjusted spread and/or an increase in the three month LIBOR swap curve will result in negative fair value adjustments (and increase the fair value measurement).

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2012 and December 31, 2011:

(in thousands)
	Beginning Balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending Balance	Net change in unrealized gains or (losses) relating to items held at end of period
2012
Mortgage servicing rights	$18,184	$(8,466)	$17,710	$-	$27,428	$(3,778)
Junior subordinated debentures	82,905	6,350	-	(4,174)	85,081	6,350

2011
Mortgage servicing rights	$14,454	$(2,990)	$6,720	$-	$18,184	$(961)
Junior subordinated debentures	80,688	6,134	-	(3,917)	82,905	6,134

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

Fair Value of Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table presents information about the Company’s assets and liabilities measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the years ended December 31, 2012 and 2011.  The amounts disclosed below represent the fair values at the time the nonrecurring fair value measurements were made, and not necessarily the fair value as of the dates reported upon.

(in thousands)
	December 31, 2012
	Total	Level 1	Level 2	Level 3
Investment securities, held to maturity
Residential mortgage-backed securities
and collateralized mortgage obligations	$432	$-	$-	$432
Non-covered loans and leases	34,007	-	-	34,007
Non-covered other real estate owned	4,671	-	-	4,671
Covered other real estate owned	8,957	-	-	8,957
	$48,067	$-	$-	$48,067

	December 31, 2011
	Total	Level 1	Level 2	Level 3
Investment securities, held to maturity
Residential mortgage-backed securities
and collateralized mortgage obligations	$487	$-	$-	$487
Non-covered loans and leases	53,847	-	-	53,847
Non-covered other real estate owned	11,321	-	-	11,321
Covered other real estate owned	12,561	-	-	12,561
	$78,216	$-	$-	$78,216

The following table presents the losses resulting from nonrecurring fair value adjustments for the years ended December 31, 2012, 2011 and 2010:

(in thousands)
	2012	2011	2010
Investment securities, held to maturity
Residential mortgage-backed securities
and collateralized mortgage obligations	$155	$359	$414
Non-covered loans and leases	37,897	51,883	119,240
Non-covered other real estate owned	6,896	8,947	4,074
Covered other real estate owned	4,646	8,709	1,941
Total loss from nonrecurring measurements	$49,594	$69,898	$125,669

The investment securities held to maturity above relate to non-agency collateralized mortgage obligations where other-than-temporary impairment (“OTTI”) has been identified and the investments have been adjusted to fair value.  The fair value of these investment securities were obtained from third-party pricing services using matrix or model pricing methodologies and were corroborated by broker indicative bids.  While we do not expect to recover the entire amortized cost basis of these securities, as we do not intend to sell these securities and it is not likely that we will be required to sell these securities before maturity, only the credit loss component of the impairment is recognized in earnings.  The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected.  The remaining impairment loss related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value,  is recognized as a charge to a separate component other comprehensive income (“OCI”). We estimate the cash flows of the underlying collateral within each security considering credit, interest and prepayment risk models that incorporate management’s estimate of projected key assumptions including prepayment rates, collateral default rates and loss severity.  Assumptions utilized vary from security to security, and are influenced by factors such as loan interest rates, geographic location, borrower characteristics and vintage, and historical experience.  We then use a third party to obtain information about the structure of each security, including subordination and other credit enhancements, in order to determine how the underlying collateral cash flows will be distributed to each security issued in the structure.  These cash flows are then discounted at the interest rate used to recognize interest income on each security.

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

During the year ended December 31, 2012, the Bank transferred $767,000 of trading securities from Level 1 to Level 2 under the fair value hierarchy due to a refinement in the fair value methodology.

Fair Value Option

The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale accounted for under the fair value option as of December 31, 2012 and 2011:

(in thousands)
	2012			2011
			Fair Value			Fair Value
		Aggregate	Less Aggregate		Aggregate	Less Aggregate
	Fair	Unpaid Principal	Unpaid Principal	Fair	Unpaid Principal	Unpaid Principal
	Value	Balance	Balance	Value	Balance	Balance
Loans held for sale	$320,132	$302,760	$17,372	$102,098	$98,691	$3,407

Loans held for sale accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported as a component of Mortgage Banking Revenue, net in the Consolidated Statements of Income. As of December 31, 2012, the Company recorded a net gain of $14.0 million representing the change in fair value in earnings. As of December 31, 2011, the Company recorded a net gain of $3.4 million representing the change in fair value in earnings. As of December 31, 2010, the Company recorded a net gain of $247,000 representing the change in fair value in earnings.

There were no nonaccrual mortgage loans held for sale or mortgage loans held for sale 90 days or more past due and still accruing interest as of December 31, 2012 and 2011, respectively.

NOTE 25. EARNINGS PER COMMON SHARE

The following is a computation of basic and diluted earnings per common share for the years ended December 31, 2012, 2011 and 2010:

(in thousands, except per share data)
	2012	2011	2010
NUMERATORS:
Net income	$101,891	$74,496	$28,326
Preferred stock dividends	-	-	12,192
Dividends and undistributed earnings allocated to participating securities (1)	682	356	67
Net earnings available to common shareholders	$101,209	$74,140	$16,067

DENOMINATORS:
Weighted average number of common shares outstanding - basic	111,935	114,220	107,922
Effect of potentially dilutive common shares (2)	216	189	231
Weighted average number of common shares outstanding - diluted	112,151	114,409	108,153

EARNINGS PER COMMON SHARE:
Basic	$0.90	$0.65	$0.15
Diluted	$0.90	$0.65	$0.15

(1)	Represents dividends paid and undistributed earnings allocated to nonvested restricted stock awards.
(2)

Represents the effect of the assumed exercise of warrants, assumed exercise of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units, based on the treasury stock method.

The following table presents the weighted average outstanding securities that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive for the years ended December 31, 2012, 2011 and 2010.

(in thousands)
	2012	2011	2010
Stock options	1,306	1,815	1,450
CPP warrant	-	-	274
Non-participating, nonvested restricted shares	-	-	9
	1,306	1,815	1,733

The weighted average number of outstanding common stock underlying the CPP warrant in 2010 reflects the repurchase of the warrants in connection with the Company’s full repayment of TARP obligations and cancellation of all equity interests in the Company held by the U.S. Treasury.

NOTE 26. OPERATING SEGMENTS

The Company operates three primary segments: Community Banking, Home Lending and Wealth Management. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and retail customers in its primary market areas. As of December 31, 2012, the Community Banking segment operated 200 locations throughout Oregon, California, Washington, and Northern Nevada.

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

Summarized financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

Year Ended December 31, 2012

(in thousands)

	Community	Wealth	Home
	Banking	Management	Lending	Consolidated
Interest income	$420,622	$15,192	$20,271	$456,085
Interest expense	45,240	865	2,744	48,849
Net interest income	375,382	14,327	17,527	407,236
Provision for non-covered loan and lease losses	21,796	-	-	21,796
Provision for covered loan and lease losses	7,405	-	-	7,405
Non-interest income	38,272	13,759	84,798	136,829
Non-interest expense	307,089	15,108	37,455	359,652
Income before provision for income taxes	77,364	12,978	64,870	155,212
Provision for income taxes	22,202	5,171	25,948	53,321
Net income	55,162	7,807	38,922	101,891
Dividends and undistributed earnings allocated
to participating securities	682	-	-	682
Net earnings available to common shareholders	$54,480	$7,807	$38,922	$101,209

Total assets	$10,984,996	$90,370	$720,077	$11,795,443
Total loans and leases (covered and non-covered)	$6,713,792	$74,132	$370,234	$7,158,158
Total deposits	$8,968,867	$382,033	$28,375	$9,379,275

Year Ended December 31, 2011

(in thousands)

	Community	Wealth	Home
	Banking	Management	Lending	Consolidated
Interest income	$474,167	$13,362	$14,224	$501,753
Interest expense	68,751	2,067	2,483	73,301
Net interest income	405,416	11,295	11,741	428,452
Provision for non-covered loan and lease losses	46,220	-	-	46,220
Provision for covered loan and lease losses	16,141	-	-	16,141
Non-interest income	43,282	13,963	26,873	84,118
Non-interest expense	302,883	15,630	20,458	338,971
Income before provision for income taxes	83,454	9,628	18,156	111,238
Provision for income taxes	26,023	3,457	7,262	36,742
Net income	57,431	6,171	10,894	74,496
Dividends and undistributed earnings allocated
to participating securities	356	-	-	356
Net earnings available to common shareholders	$57,075	$6,171	$10,894	$74,140

Total assets	$11,086,493	$53,044	$423,321	$11,562,858
Total loans and leases (covered and non-covered)	$6,171,368	$38,810	$300,371	$6,510,549
Total deposits	$8,830,353	$390,992	$15,345	$9,236,690

Year Ended December 31, 2010

(in thousands)

	Community	Wealth	Home
	Banking	Management	Lending	Consolidated
Interest income	$466,054	$9,978	$12,564	$488,596
Interest expense	89,622	1,435	2,755	93,812
Net interest income	376,432	8,543	9,809	394,784
Provision for non-covered loan and lease losses	113,668	-	-	113,668
Provision for covered loan and lease losses	5,151	-	-	5,151
Non-interest income	41,534	12,967	21,403	75,904
Non-interest expense	286,629	15,503	15,606	317,738
Income before provision for income taxes	12,518	6,007	15,606	34,131
Provision for income taxes	(2,342)	1,905	6,242	5,805
Net income	14,860	4,102	9,364	28,326
Preferred stock dividends	12,192	-	-	12,192
Dividends and undistributed earnings allocated
to participating securities	67	-	-	67
Net earnings available to common shareholders	$2,601	$4,102	$9,364	$16,067

Total assets	$11,314,681	$37,757	$316,272	$11,668,710
Total loans and leases (covered and non-covered)	$6,198,532	$23,631	$222,722	$6,444,885
Total deposits	$9,160,058	$262,148	$11,599	$9,433,805

NOTE 27.  RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has made loans to its directors and executive officers (and their associated and affiliated companies). All such loans have been made on the same terms as those prevailing at the time of origination to other borrowers.

The following table presents a summary of aggregate activity involving related party borrowers for the years ended December 31, 2012, 2011 and 2010:

(in thousands)
	2012	2011	2010
Loans outstanding at beginning of year	$12,245	$9,264	$12,301
New loans and advances	2,697	10,041	1,409
Less loan repayments	(2,113)	(7,060)	(3,467)
Reclassification (1)	(557)	-	(979)
Loans outstanding at end of year	$12,272	$12,245	$9,264

(1)  Represents loans that were once considered related party but are no longer considered related party, or loans that were not related party that subsequently became related party loans.

At December 31, 2012 and 2011 deposits of related parties amounted to $16.3 million and $18.9 million, respectively.

NOTE 28.  PARENT COMPANY FINANCIAL STATEMENTS

Condensed Balance Sheets

December 31,

(in thousands)
	2012	2011
ASSETS
Non-interest bearing deposits with subsidiary banks	$82,383	$82,133
Investments in:
Bank subsidiary	1,829,305	1,772,003
Nonbank subsidiaries	25,308	24,486
Other assets	1,498	5,713
Total assets	$1,938,494	$1,884,335

LIABILITIES AND SHAREHOLDERS' EQUITY
Payable to bank subsidiary	$49	$32
Other liabilities	18,340	26,441
Junior subordinated debentures, at fair value	85,081	82,905
Junior subordinated debentures, at amortized cost	110,985	102,544
Total liabilities	214,455	211,922
Shareholders' equity	1,724,039	1,672,413
Total liabilities and shareholders' equity	$1,938,494	$1,884,335

Condensed Statements of Income

Year Ended December 31,

(in thousands)
	2012	2011	2010
INCOME
Dividends from subsidiaries	$78,755	$17,743	$245
Other income	(2,174)	(2,127)	5,081
Total income	76,581	15,616	5,326

EXPENSES
Management fees paid to subsidiaries	459	469	291
Other expenses	9,189	9,072	9,116
Total expenses	9,648	9,541	9,407

Income (loss) before income tax benefit and equity in undistributed
earnings of subsidiaries	66,933	6,075	(4,081)
Income tax benefit	(4,904)	(4,325)	(1,594)
Net income (loss) before equity in undistributed earnings
of subsidiaries	71,837	10,400	(2,487)
Equity in undistributed earnings of subsidiaries	30,054	64,096	30,813
Net income	101,891	74,496	28,326
Preferred stock dividends	-	-	12,192
Dividends and undistributed earnings allocated to participating securities	682	356	67
Net earnings available to common shareholders	$101,209	$74,140	$16,067

Condensed Statements of Cash Flows

Year Ended December 31,

(in thousands)
	2012	2011	2010
OPERATING ACTIVITIES:
Net income	$101,891	$74,496	$28,326
Adjustment to reconcile net income to net cash
provided by operating activities:
Equity in undistributed earnings of subsidiaries	(30,054)	(64,096)	(30,813)
Depreciation, amortization and accretion	(322)	(322)	(322)
Change in fair value of junior subordinated debentures	2,182	2,217	(4,978)
Net decrease (increase) in other assets	4,925	(3,933)	3,717
Net (decrease) increase in other liabilities	(1,184)	3,736	(1,930)
Net cash provided (used) by operating activities	77,438	12,098	(6,000)

INVESTING ACTIVITIES:
Investment in subsidiaries	(24,970)	(3,668)	(126,500)
Acquisitions	419	-	-
Net decrease (increase) in receivables from nonbank subsidiaries	-	8	(8)
Net cash used by investing activities	(24,551)	(3,660)	(126,508)

FINANCING ACTIVITIES:
Net increase (decrease) in payables to subsidiaries	17	7	(34)
Proceeds from issuance of preferred stock	-	-	198,289
Redemption of preferred stock	-	-	(214,181)
Redemption of warrants	-	-	(4,500)
Net proceeds from issuance of common stock	-	-	89,786
Dividends paid on preferred stock	-	-	(3,686)
Dividends paid on common stock	(46,201)	(25,317)	(20,626)
Stock repurchased	(7,433)	(29,754)	(284)
Proceeds from exercise of stock options	980	309	1,004
Net cash (used) provided by financing activities	(52,637)	(54,755)	45,768

Change in cash and cash equivalents	250	(46,317)	(86,740)
Cash and cash equivalents, beginning of year	82,133	128,450	215,190
Cash and cash equivalents, end of year	$82,383	$82,133	$128,450

NOTE 29.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables present the summary results for the eight quarters ending December 31, 2012:

(in thousands, except per share information)

	2012
					Four
	December 31	September 30	June 30	March 31	Quarters
Interest income	$112,741	$114,108	$113,594	$115,642	$456,085
Interest expense	10,912	12,068	12,582	13,287	48,849
Net interest income	101,829	102,040	101,012	102,355	407,236
Provision for non-covered loan and lease losses	4,913	7,078	6,638	3,167	21,796
Provision for covered loan and lease losses	3,103	2,927	1,406	(31)	7,405
Non-interest income	46,987	33,679	28,926	27,237	136,829
Non-interest expense	98,046	86,974	86,936	87,696	359,652
Income before provision for income taxes	42,754	38,740	34,958	38,760	155,212
Provision for income taxes	14,796	13,587	11,681	13,257	53,321
Net income	27,958	25,153	23,277	25,503	101,891
Dividends and undistributed earnings allocated
to participating securities	183	170	162	167	682
Net earnings available to common shareholders	$27,775	$24,983	$23,115	$25,336	$101,209

Basic earnings per common share	$0.25	$0.22	$0.21	$0.23
Diluted earnings per common share	$0.25	$0.22	$0.21	$0.23
Cash dividends declared per common share	$0.09	$0.09	$0.09	$0.07

(in thousands, except per share information)

	2011
					Four
	December 31	September 30	June 30	March 31	Quarters
Interest income	$121,917	$126,527	$128,417	$124,892	$501,753
Interest expense	15,262	18,993	19,056	19,990	73,301
Net interest income	106,655	107,534	109,361	104,902	428,452
Provision for non-covered loan and lease losses	6,642	9,089	15,459	15,030	46,220
Provision for covered loan and lease losses	698	4,420	3,755	7,268	16,141
Non-interest income	18,128	24,778	19,627	21,585	84,118
Non-interest expense	85,339	86,224	83,207	84,201	338,971
Income before provision for income taxes	32,104	32,579	26,567	19,988	111,238
Provision for income taxes	10,722	10,717	8,782	6,521	36,742
Net income	21,382	21,862	17,785	13,467	74,496
Dividends and undistributed earnings allocated
to participating securities	103	105	86	62	356
Net earnings available to common shareholders	$21,279	$21,757	$17,699	$13,405	$74,140

Basic earnings per common share	$0.19	$0.19	$0.15	$0.12
Diluted earnings per common share	$0.19	$0.19	$0.15	$0.12
Cash dividends declared per common share	$0.07	$0.07	$0.05	$0.05

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. As of December 31, 2012, our management, including our Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer, concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to us, that is required to be included in our periodic SEC filings.

Although we change and improve our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the fourth quarter 2012 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Umpqua Holdings Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company's internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

• Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets;

• Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with the authorizations of management and directors of the Company; and

• Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment and those criteria, we believe that, as of December 31, 2012, the Company maintained effective internal control over financial reporting.

The Company's registered public accounting firm has audited the Company’s consolidated financial statements and the effectiveness of our internal control over financial reporting as of and for the year ended December 31, 2012 that are included in this annual report and issued their Report of Independent Registered Public Accounting Firm, appearing under Item 8.  The attestation report expresses an unqualified opinion on the effectiveness of the Company's internal controls over financial reporting as of December 31, 2012.

February 15, 2013

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference to Umpqua’s Proxy Statement for the 2013 annual meeting of shareholders under the captions “Annual Meeting Business”- “Item 1, Election of Directors”, “Information About Executive Officers”, “Corporate Governance Overview” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11. EXECUTIVE COMPENSATION.

The response to this item is incorporated by reference to the Proxy Statement, under the caption "Compensation Discussion and Analysis.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is set forth in Part II, Item 5, “Equity Compensation Plan Information” and is incorporated by reference to the Proxy Statement, under the caption "Security Ownership of Management and Others."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference to the Proxy Statement, under the captions “Annual Meeting Business- Item 1, Election of Directors” and "Related Party Transactions."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The response to this item is incorporated by reference to the Proxy Statement, Item2-Ratificaton of Auditor Appointment under the caption “Independent Registered Public Accounting Firm.”

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

(3)

The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed on the Index of Exhibits to this annual report on Form 10-K on sequential page 153.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Umpqua Holdings Corporation has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on February 15, 2013.

UMPQUA HOLDINGS CORPORATION

(Registrant)

/s/ Raymond P. Davis	Date: February 15, 2013
Raymond P. Davis, President and Chief Executive Officer

Signature	Title	Date

/s/ Raymond P. Davis	President, Chief Executive Officer and Director	February 15, 2013
Raymond P. Davis	(Principal Executive Officer)

/s/ Ronald L. Farnsworth	Executive Vice President, Chief Financial Officer	February 15, 2013
Ronald L. Farnsworth	(Principal Financial Officer)

/s/ Neal T. McLaughlin	Executive Vice President, Treasurer	February 15, 2013
Neal T. McLaughlin	(Principal Accounting Officer)

/s/ Peggy Y. Fowler	Director	February 15, 2013
Peggy Y. Fowler

/s/ Stephen M. Gambee	Director	February 15, 2013
Stephen M. Gambee

/s/ James S. Greene	Director	February 15, 2013
James S. Greene

/s/ William A. Lansing	Director	February 15, 2013
William A. Lansing

/s/ Luis F. Machuca	Director	February 15, 2013
Luis F. Machuca

/s/ Diane D. Miller	Director	February 15, 2013
Diane D. Miller

/s/ Laureen E. Seeger	Director	February 15, 2013
Laureen E. Seeger

/s/ Dudley R. Slater	Director	February 15, 2013
Dudley R. Slater

/s/ Susan F. Stevens	Director	February 15, 2013
Susan F. Stevens

/s/ Hilliard C. Terry, III	Director	February 15, 2013
Hilliard C. Terry, III

/s/ Bryan L. Timm	Director	February 15, 2013
Bryan L. Timm

/s/ Frank R. J. Whittaker	Director	February 15, 2013
Frank R. J. Whittaker

EXHIBIT INDEX

Exhibit

3.1	(a) Restated Articles of Incorporation with designation of Fixed Rate Cumulative Perpetual Preferred Stock, Series A and designation of Series B Common Stock Equivalent preferred stock

3.2	(b) Bylaws, as amended

4.1	(c) Specimen Common Stock Certificate

4.2	(d) Amended and Restated Declaration of Trust for Umpqua Master Trust I, dated August 9, 2007

4.3	(e) Indenture, dated August 9, 2007, by and between Umpqua Holdings Corporation and LaSalle Bank National Association

4.4	(f) Series A Guarantee Agreement, dated August 9, 2007, by and between Umpqua Holdings Corporation and LaSalle Bank National Association

4.5	(g) Series B Guarantee Agreement, dated September 6, 2007, by and between Umpqua Holdings Corporation and LaSalle Bank National Association

4.6	(h) Series B Supplement pursuant to Amended and Restated Declaration of Trust dated August 9, 2007

10.1**	(i) Third Restated Supplemental Executive Retirement Plan effective April 16, 2008 between the Company and Raymond P. Davis

10.2**	(j) Employment Agreement dated July 1, 2003, between the Company and Raymond P. Davis

10.3**	(k) Umpqua Holdings Corporation 2005 Performance-Based Executive Incentive Plan

10.4**	(l) 2003 Stock Incentive Plan, as amended, effective March 5, 2007

10.5**	(m) 2007 Long Term Incentive Plan effective March 5, 2007

10.6**	(n) Employment Agreement with Brad Copeland dated March 10, 2006

10.7**	(o) Employment Agreement with Kelly J. Johnson dated January 15, 2009

10.8**	(q) Form of Employment Agreement with Ronald L. Farnsworth, Steven L. Philpott and Neal T. McLaughlin, each dated March 5, 2008

10.9**	(r) Form of Long Term Incentive Restricted Stock Unit Agreement

10.10**	(s) Split-Dollar Insurance Agreement dated April 16, 2008 between the Company and Raymond P. Davis

10.11**	(t) Form of First Amendment to Employment Agreement effective September 16, 2008 between the Company and Brad Copeland and between the Company and Barbara Baker

10.12**	(u) Employment Agreement dated effective March 21, 2010 between the Company and Cort O’Haver

10.13**	(v) Employment Agreement dated effective June 1, 2010 between the Company and Mark Wardlow

10.14**	(w) Employment Agreement dated effective November 15, 2010 between the Company and Ulderico (Rick) Calero, Jr.

10.15**	(x) Form of Amendment No. 1 to Nonqualified Stock Option Agreements between Company and Executive Officers that were originally issued January 31, 2011

10.16**	(y) Form of Amendment No. 1 to Restricted Stock Agreements between the Company and Executive Officers that were originally issued January 31, 2011

10.17**	(z) Form of Amendment to Employment Agreement effective January 9, 2013, between the Company and Ronald L. Farnsworth, Steven L. Philpott and Neal T. McLaughlin

12	Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrants

23.1	Consent of Independent Registered Public Accounting Firm – Moss Adams LLP

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

**Indicates compensatory plan or arrangement

(a)	Incorporated by reference to Exhibit 3.1 to Form 10-Q filed May 7, 2010
(b)	Incorporated by reference to Exhibit 3.2 to Form 8-K filed April 22, 2008
(c)	Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 (No. 333-77259) filed with the SEC on April 28, 1999
(d)	Incorporated by reference to Exhibit 4.1 to Form 8-K filed August 10, 2007
(e)	Incorporated by reference to Exhibit 4.2 to Form 8-K filed August 10, 2007
(f)	Incorporated by reference to Exhibit 4.3 to Form 8-K filed August 10, 2007
(g)	Incorporated by reference to Exhibit 4.3 to Form 8-K filed September 7, 2007
(h)	Incorporated by reference to Exhibit 4.4 to Form 8-K filed September 7, 2007
(i)	Incorporated by reference to Exhibit 99.1 to Form 8-K/A filed April 22, 2008
(j)	Incorporated by reference to Exhibit 10.4 to Form 10-Q filed August 14, 2003
(k)	Incorporated by reference to Appendix B to Form DEF 14A filed March 31, 2005
(l)	Incorporated by reference to Appendix A to Form DEF 14A filed March 14, 2007
(m)	Incorporated by reference to Appendix B to Form DEF 14A filed March 14, 2007
(n)	Incorporated by reference to Exhibit 10.2 to Form 8-K filed March 21, 2006
(o)	Incorporate by reference to Exhibit 10.7 to Form 10-K filed February 19, 2010
(p)	Incorporated by reference to Exhibit 10.8 to Form 10-K filed February 19, 2010
(q)	Incorporated by reference to Exhibit 99.1 to Form 8-K filed March 7, 2008
(r)	Incorporated by reference to Exhibit 10.4 to Form 10-Q filed August 3, 2007
(s)	Incorporated by reference to Exhibit 99.2 to Form 8-K filed April 22, 2008
(t)	Incorporated by reference to Exhibit 99.1 to Form 8-K filed October 8, 2008
(u)	Incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 4, 2010
(v)	Incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 4, 2010
(w)	Incorporated by reference to Exhibit 99.1 to Form 8-K filed February 4, 2011
(x)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed June 20, 2011
(y)	Incorporated by reference to Exhibit 10.2 to Form 8-K filed June 20, 2011
(z)	Incorporated by reference to Exhibit 99.1 to Form 8-K filed January 14, 2013