Form 10-Q
period 2013-03-31
UMPQUA HOLDINGS CORP
filed 2013-05-02
CIK 1077771

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended: March 31, 2013
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

Common stock, no par value: 111,961,100 shares outstanding as of April 29, 2013

UMPQUA HOLDINGS CORPORATION
FORM 10-Q

PART I.        FINANCIAL INFORMATION
Item 1.        Financial Statements (unaudited)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except shares)
	March 31,	December 31,
	2013	2012
ASSETS
Cash and due from banks	$148,851	$223,532
Interest bearing deposits	566,241	315,053
Temporary investments	3,096	5,202
Total cash and cash equivalents	718,188	543,787
Investment securities
Trading, at fair value	3,183	3,747
Available for sale, at fair value	2,396,617	2,625,229
Held to maturity, at amortized cost	4,189	4,541
Loans held for sale, at fair value	133,100	320,132
Non-covered loans and leases	6,663,186	6,681,080
Allowance for non-covered loan and lease losses	(84,692)	(85,391)
Net non-covered loans and leases	6,578,494	6,595,689
Covered loans and leases, net of allowance of $18,221 and $18,275	449,860	477,078
Restricted equity securities	32,783	33,443
Premises and equipment, net	161,911	162,667
Goodwill and other intangible assets, net	684,125	685,331
Mortgage servicing rights, at fair value	32,097	27,428
Non-covered other real estate owned	18,673	17,138
Covered other real estate owned	7,896	10,374
FDIC indemnification asset	46,046	52,798
Other assets	224,248	236,061
Total assets	$11,491,410	$11,795,443
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest bearing	$2,175,140	$2,278,914
Interest bearing	6,896,515	7,100,361
Total deposits	9,071,655	9,379,275
Securities sold under agreements to repurchase	142,810	137,075
Term debt	253,080	253,605
Junior subordinated debentures, at fair value	85,616	85,081
Junior subordinated debentures, at amortized cost	102,141	110,985
Other liabilities	101,845	105,383
Total liabilities	9,757,147	10,071,404
COMMITMENTS AND CONTINGENCIES (NOTE 10)
SHAREHOLDERS' EQUITY
Common stock, no par value, 200,000,000 shares authorized; issued and outstanding: 111,960,580 in 2013 and 111,889,959 in 2012	1,513,197	1,512,400
Retained earnings	199,362	187,293
Accumulated other comprehensive income	21,704	24,346
Total shareholders' equity	1,734,263	1,724,039
Total liabilities and shareholders' equity	$11,491,410	$11,795,443

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share amounts)

	Three months ended
	March 31,
	2013	2012
INTEREST INCOME
Interest and fees on non-covered loans	$78,545	$77,659
Interest and fees on covered loans	14,580	17,343
Interest and dividends on investment securities:
Taxable	8,644	18,120
Exempt from federal income tax	2,288	2,277
Dividends	24	6
Interest on temporary investments and interest bearing deposits	252	237
Total interest income	104,333	115,642
INTEREST EXPENSE
Interest on deposits	5,878	8,845
Interest on securities sold under agreement
to repurchase and federal funds purchased	31	80
Interest on term debt	2,273	2,304
Interest on junior subordinated debentures	1,962	2,058
Total interest expense	10,144	13,287
Net interest income	94,189	102,355
PROVISION FOR NON-COVERED LOAN AND LEASE LOSSES	6,988	3,167
PROVISION (RECAPTURE) FOR COVERED LOAN AND LEASE LOSSES	232	(31)
Net interest income after provision for loan and lease losses	86,969	99,219
NON-INTEREST INCOME
Service charges on deposit accounts	6,992	6,666
Brokerage commissions and fees	3,636	2,944
Mortgage banking revenue, net	23,568	13,082
Gain on investment securities, net	7	148
Loss on junior subordinated debentures carried at fair value	(542)	(548)
Change in FDIC indemnification asset	(5,073)	(1,845)
Other income	5,427	6,790
Total non-interest income	34,015	27,237
NON-INTEREST EXPENSE
Salaries and employee benefits	51,505	47,093
Net occupancy and equipment	14,735	13,498
Communications	3,203	2,942
Marketing	861	990
Services	5,893	6,162
Supplies	718	665
FDIC assessments	1,651	1,968
Net (gain) loss on non-covered other real estate owned	(130)	3,187
Net loss on covered other real estate owned	284	2,454
Intangible amortization	1,204	1,212
Merger related expenses	1,531	100
Other expenses	4,307	7,425
Total non-interest expense	85,762	87,696
Income before provision for income taxes	35,222	38,760
Provision for income taxes	11,861	13,257
Net income	$23,361	$25,503

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)
(UNAUDITED)

(in thousands, except per share amounts)

	Three months ended
	March 31,
	2013	2012
Net income	$23,361	$25,503
Dividends and undistributed earnings allocated to participating securities	183	167
Net earnings available to common shareholders	$23,178	$25,336
Earnings per common share:
Basic	$0.21	$0.23
Diluted	$0.21	$0.23
Weighted average number of common shares outstanding:
Basic	111,937	111,989
Diluted	112,118	112,160

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(in thousands)

	Three months ended
	March 31,
	2013	2012
Net income	$23,361	$25,503
Available for sale securities:
Unrealized (losses) gains arising during the period	(4,425)	2,022
Reclassification adjustment for net gains realized in earnings (net of tax expense $3 and $59 for the three months ended March 31, 2013 and 2012, respectively)	(4)	(89)
Income tax benefit (expense) related to unrealized (losses) gains	1,770	(809)
Net change in unrealized gains	(2,659)	1,124
Held to maturity securities:
Accretion of unrealized losses related to factors other than credit to investment securities held to maturity (net of tax benefit of $12 and $28 for the three months ended March 31, 2013 and 2012, respectively)	17	41
Net change in unrealized losses related to factors other than credit	17	41
Other comprehensive (loss) income, net of tax	(2,642)	1,165
Comprehensive income	$20,719	$26,668

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except shares)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income	Total
BALANCE AT JANUARY 1, 2012	112,164,891	$1,514,913	$123,726	$33,774	$1,672,413
Net income			101,891		101,891
Other comprehensive loss, net of tax				(9,428)	(9,428)
Comprehensive income					$92,463
Stock-based compensation		4,041			4,041
Stock repurchased and retired	(596,000)	(7,436)			(7,436)
Issuances of common stock under stock plans
and related net tax benefit	321,068	882			882
Cash dividends on common stock ($0.34 per share)			(38,324)		(38,324)
Balance at December 31, 2012	111,889,959	$1,512,400	$187,293	$24,346	$1,724,039

BALANCE AT JANUARY 1, 2013	111,889,959	$1,512,400	$187,293	$24,346	$1,724,039
Net income			23,361		23,361
Other comprehensive loss, net of tax				(2,642)	(2,642)
Comprehensive income					$20,719
Stock-based compensation		1,185			1,185
Stock repurchased and retired	(33,549)	(428)			(428)
Issuances of common stock under stock plans
and related net tax benefit	104,170	40			40
Cash dividends on common stock ($0.10 per share)			(11,292)		(11,292)
Balance at March 31, 2013	111,960,580	$1,513,197	$199,362	$21,704	$1,734,263

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)

	Three months ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,361	$25,503
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premiums, net	11,042	10,744
Gain on sale of investment securities, net	(7)	(148)
Gain on sale of non-covered other real estate owned	(499)	(336)
Gain on sale of covered other real estate owned	(270)	(452)
Valuation adjustment on non-covered other real estate owned	369	3,523
Valuation adjustment on covered other real estate owned	554	2,906
Provision for non-covered loan and lease losses	6,988	3,167
Provision for covered loan and lease losses	232	(31)
Proceeds from bank owned life insurance	1,173	—
Change in FDIC indemnification asset	5,073	1,845
Depreciation, amortization and accretion	4,497	4,020
Increase in mortgage servicing rights	(6,403)	(2,948)
Change in mortgage servicing rights carried at fair value	1,734	922
Change in junior subordinated debentures carried at fair value	535	548
Stock-based compensation	1,185	916
Net decrease (increase) in trading account assets	564	(847)
Gain on sale of loans	(28,484)	(2,445)
Change in loans held for sale carried at fair value	10,798	(242)
Origination of loans held for sale	(471,175)	(352,522)
Proceeds from sales of loans held for sale	675,150	326,783
Excess tax benefits from the exercise of stock options	(27)	(46)
Change in other assets and liabilities:
Net decrease in other assets	12,357	15,493
Net decrease in other liabilities	(14,007)	(5,554)
Net cash provided by operating activities	234,740	30,799
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(51,191)	(266,541)
Proceeds from investment securities available for sale	264,313	331,374
Proceeds from investment securities held to maturity	402	170
Redemption of restricted equity securities	660	128
Net non-covered loan and lease originations	(3,363)	(68,883)
Net covered loan and lease paydowns	17,346	23,956
Proceeds from sales of non-covered loans	17,515	4,428
Proceeds from disposals of furniture and equipment	112	653
Purchases of premises and equipment	(5,166)	(5,863)
Net proceeds from FDIC indemnification asset	1,710	12,649
Proceeds from sales of non-covered other real estate owned	4,284	3,892
Proceeds from sales of covered other real estate owned	3,935	5,033
Net cash provided by investing activities	250,557	40,996

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED) (in thousands)

	Three months ended
	March 31,
	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposit liabilities	(307,500)	(121,444)
Net increase in securities sold under agreements to repurchase	5,735	2,040
Repayment of junior subordinated debentures	(8,764)	—
Dividends paid on common stock	—	(7,890)
Excess tax benefits from stock based compensation	27	46
Proceeds from stock options exercised	34	21
Retirement of common stock	(428)	(5,013)
Net cash used by financing activities	(310,896)	(132,240)
Net increase (decrease) in cash and cash equivalents	174,401	(60,445)
Cash and cash equivalents, beginning of period	543,787	598,766
Cash and cash equivalents, end of period	$718,188	$538,321

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$11,181	$14,392
Income taxes	$1,100	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gains on investment securities available for sale, net of taxes	$(2,659)	$1,124
Change in unrealized losses on investment securities held to maturity
related to factors other than credit, net of taxes	$17	$41
Cash dividend declared on common stock and payable after period-end	$11,288	$7,887
Transfer of non-covered loans to non-covered other real estate owned	$5,689	$7,209
Transfer of covered loans to covered other real estate owned	$1,741	$784
Transfer of covered loans to non-covered loans	$7,899	$4,563
Transfer from FDIC indemnification asset to due from FDIC and other	$1,679	$10,827

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

The accounting and financial reporting policies of Umpqua Holdings Corporation (referred to in this report as “we”, “our” or “the Company”) conform to accounting principles generally accepted in the United States of America. The accompanying interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Umpqua Bank (“Bank”), and Umpqua Investments, Inc. (“Umpqua Investments”).  All material inter-company balances and transactions have been eliminated. The consolidated financial statements have not been audited. A more detailed description of our accounting policies is included in the 2012 Annual Report filed on Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the 2012 Annual Report filed on Form 10-K.

In preparing these financial statements, the Company has evaluated events and transactions subsequent to March 31, 2013 for potential recognition or disclosure. In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period.  Certain reclassifications of prior period amounts have been made to conform to current classifications.

Note 2 – Business Combinations

On November 14, 2012, the Company acquired all of the assets and liabilities of Circle Bancorp (“Circle”), which has been accounted for under the acquisition method of accounting for cash consideration of $24.9 million, including the redemption of all common and preferred shares and outstanding warrants and options. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the acquisition dates, and are subject to change for up to one year after the closing date of the acquisition. This acquisition was consistent with the Company's overall banking expansion strategy and provided further opportunity to enter growth markets in the San Francisco Bay Area of California. Upon completion of the acquisition, all Circle Bank branches operated under the Umpqua Bank name. The acquisition added Circle Bank's network of six branches in Corte Madera, Novato, Petaluma, San Francisco, San Rafael and Santa Rosa, California to Umpqua Bank's network of locations in California, Oregon, Washington and Nevada. The application of the acquisition method of accounting resulted in the recognition of $12.5 million of goodwill. There is no tax deductible goodwill or other intangibles.

The operations of Circle are included in our operating results from November 15, 2012, and added revenue of $5.0 million, non-interest expense of $2.7 million, and net gain of $1.3 million net of tax, for the quarter ended March 31, 2013. Circle's results of operations prior to the acquisition are not included in our operating results. Merger-related expenses of $891,000 for the quarter ended March 31, 2013 have been incurred in connection with the acquisition of Circle and recognized within the merger related expenses line item on the Consolidated Statements of Income.
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

Non-covered loans acquired from Circle that are not subject to the requirements of FASB ASC 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30") are presented below at acquisition:
(in thousands)

November 14,
2012
Contractually required principal payments	$242,999
Purchase adjustment for credit, interest rate, and liquidity	(2,149)
Balance of performing non-covered loans	$240,850
Non-covered loans acquired from Circle that are subject to the requirements of ASC 310-30 are presented below at acquisition and as of March 31, 2013 and December 31, 2012:

(in thousands)

	November 14,	December 31,	March 31,
	2012	2012	2013
Contractually required principal payments	$12,252	$12,231	$11,365
Carrying balance of acquired purchase credit impaired non-covered loans	$5,815	$5,809	$5,337

The acquisition of Circle is not considered significant to the Company's financial statements and therefore pro forma financial information is not included.

Note 3 – Investment Securities

The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at March 31, 2013 and December 31, 2012:

March 31, 2013
(in thousands)

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$45,276	$162	$(1)	$45,437
Obligations of states and political subdivisions	243,244	15,961	(218)	258,987
Residential mortgage-backed securities and
collateralized mortgage obligations	2,069,664	25,854	(5,627)	2,089,891
Other debt securities	143	88	—	231
Investments in mutual funds and
other equity securities	1,959	112	—	2,071
	$2,360,286	$42,177	$(5,846)	$2,396,617
HELD TO MATURITY:
Obligations of states and political subdivisions	$350	$1	$—	$351
Residential mortgage-backed securities and
collateralized mortgage obligations	3,839	187	(16)	4,010
	$4,189	$188	$(16)	$4,361

December 31, 2012
(in thousands)

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$45,503	$318	$(1)	$45,820
Obligations of states and political subdivisions	245,606	18,119	—	263,725
Residential mortgage-backed securities and
collateralized mortgage obligations	2,291,253	28,747	(6,624)	2,313,376
Other debt securities	143	79	—	222
Investments in mutual funds and
other equity securities	1,959	127	—	2,086
	$2,584,464	$47,390	$(6,625)	$2,625,229
HELD TO MATURITY:
Obligations of states and political subdivisions	$595	$1	$—	$596
Residential mortgage-backed securities and
collateralized mortgage obligations	3,946	197	(7)	4,136
	$4,541	$198	$(7)	$4,732

Investment securities that were in an unrealized loss position as of March 31, 2013 and December 31, 2012 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

March 31, 2013
(in thousands)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$—	$—	$52	$1	$52	$1
Obligations of states and political subdivisions	10,363	218	—	—	10,363	218
Residential mortgage-backed securities and
collateralized mortgage obligations	604,636	4,198	222,754	1,429	827,390	5,627
Total temporarily impaired securities	$614,999	$4,416	$222,806	$1,430	$837,805	$5,846
HELD TO MATURITY:
Residential mortgage-backed securities and
collateralized mortgage obligations	$118	$12	$50	$4	$168	$16
Total temporarily impaired securities	$118	$12	$50	$4	$168	$16

Unrealized losses on the impaired held to maturity collateralized mortgage obligations include the unrealized losses related to factors other than credit that are included in other comprehensive income.

December 31, 2012
(in thousands)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$—	$—	$59	$1	$59	$1
Residential mortgage-backed securities and
collateralized mortgage obligations	780,234	5,548	106,096	1,076	886,330	6,624
Total temporarily impaired securities	$780,234	$5,548	$106,155	$1,077	$886,389	$6,625
HELD TO MATURITY:
Residential mortgage-backed securities and
collateralized mortgage obligations	$—	$—	$48	$7	$48	$7
Total temporarily impaired securities	$—	$—	$48	$7	$48	$7

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

The unrealized losses on obligations of political subdivisions were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities. Management monitors published credit ratings of these securities and no adverse ratings changes have occurred since the date of purchase of obligations of political subdivisions which are in an unrealized loss position as of March 31, 2013. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

All of the available for sale residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at March 31, 2013 are issued or guaranteed by governmental agencies. The unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

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

The following table presents the maturities of investment securities at March 31, 2013:

(in thousands)

	Available For Sale		Held To Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
AMOUNTS MATURING IN:
Three months or less	$73,106	$73,295	$350	$351
Over three months through twelve months	348,163	351,017	—	—
After one year through five years	1,442,344	1,467,309	940	1,117
After five years through ten years	400,317	406,476	401	393
After ten years	94,397	96,449	2,498	2,500
Other investment securities	1,959	2,071	—	—
	$2,360,286	$2,396,617	$4,189	$4,361

The amortized cost and fair value of collateralized mortgage obligations and mortgage-backed securities are presented by expected average life, rather than contractual maturity, in the preceding table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay underlying loans without prepayment penalties.

The following table presents the gross realized gains and gross realized losses on the sale of securities available for sale for the three months ended March 31, 2013 and 2012:

(in thousands)

	Three months ended		Three months ended
	March 31, 2013		March 31, 2012
	Gains	Losses	Gains	Losses
U.S. Treasury and agencies	$—	$—	$371	$—
Obligations of states and political subdivisions	7	—	2	—
Residential mortgage-backed securities and
collateralized mortgage obligations	—	—	—	230
Other debt securities	—	—	5	—
	$7	$—	$378	$230

The following table presents, as of March 31, 2013, investment securities which were pledged to secure borrowings, public deposits, and repurchase agreements as permitted or required by law:

(in thousands)

	Amortized	Fair
	Cost	Value
To Federal Home Loan Bank to secure borrowings	$47,663	$48,838
To state and local governments to secure public deposits	736,556	751,180
Other securities pledged principally to secure repurchase agreements	194,609	195,728
Total pledged securities	$978,828	$995,746

Note 4 – Non-Covered Loans and Leases

The following table presents the major types of non-covered loans recorded in the balance sheets as of March 31, 2013 and December 31, 2012:

(in thousands)

	March 31,	December 31,
	2013	2012
Commercial real estate
Term & multifamily	$3,945,518	$3,938,443
Construction & development	196,663	202,118
Residential development	57,873	57,209
Commercial
Term	784,193	797,802
LOC & other	905,331	923,328
Residential
Mortgage	486,992	476,579
Home equity loans & lines	257,362	260,797
Consumer & other	40,890	37,327
Total	6,674,822	6,693,603
Deferred loan fees, net	(11,636)	(12,523)
Total	$6,663,186	$6,681,080

As of March 31, 2013, loans totaling $5.5 billion were pledged to secure borrowings and available lines of credit.

At March 31, 2013, non-covered loans accounted for under ASC 310-30 were $24.5 million. At December 31, 2012, non-covered accounted for under ASC 310-30 were $19.3 million.

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

Formula Allowance
The Bank performs regular credit reviews of the loan and lease portfolio to determine the credit quality and adherence to underwriting standards. When loans and leases are originated, they are assigned a risk rating that is reassessed periodically during the term of the loan through the credit review process.  The Bank's risk rating methodology assigns risk ratings ranging from 1 to 10, where a higher rating represents higher risk. The 10 risk rating categories are a primary factor in determining an appropriate amount for the formula allowance.

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

The combination of the formula allowance component and the specific allowance component represents the allocated allowance for loan and lease losses.

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
• The existence and effect of any concentrations of credit, and changes in the level of such concentrations; and
• The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institutions’ existing portfolio.

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

Management believes that the ALLL was adequate as of March 31, 2013. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 79% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses. The recent U.S. recession, the housing market downturn, and declining real estate values in our markets have negatively impacted aspects of our loan portfolio. A continued deterioration in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan and lease losses.

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
• Recovery experience; and
• Peer comparison loss rates.

There have been no significant changes to the Bank’s methodology or policies in the periods presented.

Activity in the Non-Covered Allowance for Loan and Lease Losses

The following table summarizes activity related to the allowance for non-covered loan and lease losses by non-covered loan portfolio segment for three months ended March 31, 2013 and 2012, respectively:

(in thousands)

	Three months ended March 31, 2013
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Unallocated	Total
Balance, beginning of period	$54,909	$22,925	$6,925	$632	$—	$85,391
Charge-offs	(1,454)	(6,174)	(904)	(193)	—	(8,725)
Recoveries	470	367	92	109	—	1,038
Provision	1,170	4,543	1,106	169	—	6,988
Balance, end of period	$55,095	$21,661	$7,219	$717	$—	$84,692

(in thousands)

	Three months ended March 31, 2012
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Unallocated	Total
Balance, beginning of period	$59,574	$20,485	$7,625	$867	$4,417	$92,968
Charge-offs	(5,772)	(3,843)	(2,588)	(488)	—	(12,691)
Recoveries	955	2,060	95	116	—	3,226
Provision	3,269	(816)	974	367	(627)	3,167
Balance, end of period	$58,026	$17,886	$6,106	$862	$3,790	$86,670

The following table presents the allowance and recorded investment in non-covered loans by portfolio segment and balances individually or collectively evaluated for impairment as of March 31, 2013 and 2012, respectively:

(in thousands)

	March 31, 2013
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Unallocated	Total
Allowance for non-covered loans and leases:
Collectively evaluated for impairment	$53,158	$21,645	$7,219	$717	$—	$82,739
Individually evaluated for impairment	1,937	16	—	—	—	1,953
Total	$55,095	$21,661	$7,219	$717	$—	$84,692
Non-covered loans and leases:
Collectively evaluated for impairment	$4,085,501	$1,670,149	$744,016	$40,890		$6,540,556
Individually evaluated for impairment	114,553	19,375	338	—		134,266
Total	$4,200,054	$1,689,524	$744,354	$40,890		$6,674,822

(in thousands)

	March 31, 2012
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Unallocated	Total
Allowance for non-covered loans and leases:
Collectively evaluated for impairment	$57,260	$17,886	$6,103	$862	$3,790	$85,901
Individually evaluated for impairment	766	—	3	—	—	769
Total	$58,026	$17,886	$6,106	$862	$3,790	$86,670
Non-covered loans and leases:
Collectively evaluated for impairment	$3,726,385	$1,427,710	$610,297	$37,082		$5,801,474
Individually evaluated for impairment	127,471	23,581	128	—		151,180
Total	$3,853,856	$1,451,291	$610,425	$37,082		$5,952,654

The gross non-covered loan and lease balance excludes deferred loans fees of $11.6 million at March 31, 2013 and $11.4 million at March 31, 2012.

Summary of Reserve for Unfunded Commitments Activity

The following table presents a summary of activity in the reserve for unfunded commitments (“RUC”) and unfunded commitments for the three months ended March 31, 2013 and 2012, respectively:

(in thousands)

	Three months ended March 31, 2013
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$172	$807	$173	$71	$1,223
Net change to other expense	(13)	43	9	7	46
Balance, end of period	$159	$850	$182	$78	$1,269

(in thousands)

	Three months ended March 31, 2012
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$59	$633	$185	$63	$940
Net change to other expense	38	145	(22)	1	162
Balance, end of period	$97	$778	$163	$64	$1,102

(in thousands)

	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Unfunded loan commitments:
March 31, 2013	$183,996	$984,672	$270,510	$54,240	$1,493,418
March 31, 2012	$86,373	$875,399	$246,680	$49,945	$1,258,397

Non-covered loans sold

In the course of managing the loan portfolio, at certain times, management may decide to sell loans.  The following table summarizes loans sold by loan portfolio during the three months ended March 31, 2013 and 2012, respectively:

(In thousands)

	Three months ended
	March 31,
	2013	2012
Commercial real estate
Term & multifamily	$2,850	$3,652
Construction & development	3,515	—
Residential development	23	—
Commercial
Term	11,127	—
LOC & other	—	776
Total	$17,515	$4,428

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

A loan is considered impaired when, based on current information and events, we determine it is probable that we will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. Generally, when non-covered loans are identified as impaired, they are moved to the Special Assets Division. When we identify a loan as impaired, we measure the loan for potential impairment using discounted cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral.  In these cases, we will use the current fair value of collateral, less selling costs.  The starting point for determining the fair value of collateral is through obtaining external appraisals.  Generally, external appraisals are updated every six to nine months.  We obtain appraisals from a pre-approved list of independent, third party, local appraisal firms.  Approval and addition to the list is based on experience, reputation, character, consistency and knowledge of the respective real estate market. At a minimum, it is ascertained that the appraiser is: (a) currently licensed in the state in which the property is located, (b) is experienced in the appraisal of properties similar to the property being appraised, (c) is actively engaged in the appraisal work, (d) has knowledge of current real estate market conditions and financing trends, (e) is reputable, and (f) is not on Freddie Mac’s or the Bank’s Exclusionary List of appraisers and brokers. In certain cases appraisals will be reviewed by our Real Estate Valuation Services Group to ensure the quality of the appraisal and the expertise and independence of the appraiser. Upon receipt and review, an external appraisal is utilized to measure a loan for potential impairment.  Our impairment analysis documents the date of the appraisal used in the analysis, whether the officer preparing the report deems it current, and, if not, allows for internal valuation adjustments with justification.  Typical justified adjustments might include discounts for continued market deterioration subsequent to appraisal date, adjustments for the release of collateral contemplated in the appraisal, or the value of other collateral or consideration not contemplated in the appraisal. An appraisal over one year old in most cases will be considered stale dated and an updated or new appraisal will be required.  Any adjustments from appraised value to net realizable value are detailed and justified in the impairment analysis, which is reviewed and approved by senior credit quality officers and the Bank's ALLL Committee. Although an external appraisal is the primary source to value collateral dependent loans, we may also utilize values obtained through purchase and sale agreements, negotiated short sales, broker price opinions, or the sales price of the note.  These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. Impairment analyses are updated, reviewed and approved on a quarterly basis at or near the end of each reporting period. Appraisals or other alternative sources of value received subsequent to the reporting period, but prior to our filing of periodic reports, are considered and evaluated to ensure our periodic filings are materially correct and not misleading.  Based on these processes, we do not believe there are significant time lapses for the recognition of additional loan loss provisions or charge-offs from the date they become known.

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

The Bank has written down impaired, non-accrual loans as of March 31, 2013 to their estimated net realizable value, generally based on disposition value, and expects resolution with no additional material loss, absent further decline in market prices.

Non-Covered Non-Accrual Loans and Loans Past Due

The following table summarizes our non-covered non-accrual loans and loans past due by loan class as of March 31, 2013 and December 31, 2012:

(in thousands)

	March 31, 2013
	30-59	60-89	Greater Than				Total Non-
	Days	Days	90 Days and	Total		Current &	covered Loans
	Past Due	Past Due	Accruing	Past Due	Nonaccrual	Other (1)	and Leases
Commercial real estate
Term & multifamily	$13,542	$3,947	$238	$17,727	$35,591	$3,892,200	$3,945,518
Construction & development	—	917	—	917	—	195,746	196,663
Residential development	—	605	—	605	4,964	52,304	57,873
Commercial
Term	3,662	12,389	2	16,053	11,623	756,517	784,193
LOC & other	581	368	—	949	3,007	901,375	905,331
Residential
Mortgage	1,939	84	4,493	6,516	—	480,476	486,992
Home equity loans & lines	738	786	992	2,516	49	254,797	257,362
Consumer & other	212	30	99	341	—	40,549	40,890
Total	$20,674	$19,126	$5,824	$45,624	$55,234	$6,573,964	$6,674,822
Deferred loan fees, net							(11,636)
Total							$6,663,186

(1) Other includes non-covered loans accounted for under ASC 310-30.

(in thousands)

	December 31, 2012
	30-59	60-89	Greater Than				Total Non-
	Days	Days	90 Days and	Total		Current &	covered Loans
	Past Due	Past Due	Accruing	Past Due	Nonaccrual	Other (1)	and Leases
Commercial real estate
Term & multifamily	$7,747	$2,784	$—	$10,531	$43,290	$3,884,622	$3,938,443
Construction & development	283	—	—	283	4,177	197,658	202,118
Residential development	479	—	—	479	5,132	51,598	57,209
Commercial
Term	3,009	746	81	3,836	7,040	786,926	797,802
LOC & other	1,647	1,503	—	3,150	7,027	913,151	923,328
Residential
Mortgage	2,906	602	3,303	6,811	—	469,768	476,579
Home equity loans & lines	1,398	214	758	2,370	49	258,378	260,797
Consumer & other	282	191	90	563	21	36,743	37,327
Total	$17,751	$6,040	$4,232	$28,023	$66,736	$6,598,844	$6,693,603
Deferred loan fees, net							(12,523)
Total							$6,681,080

(1) Other includes non-covered loans accounted for under ASC 310-30.

Non-Covered Impaired Loans

The following table summarizes our non-covered impaired loans by loan class as of March 31, 2013 and December 31, 2012:

(in thousands)

	March 31, 2013
	Unpaid
	Principal	Recorded	Related
	Balance	Investment	Allowance
With no related allowance recorded:
Commercial real estate
Term & multifamily	$39,863	$34,307	$—
Construction & development	12,420	11,400	—
Residential development	8,729	5,513	—
Commercial
Term	26,198	11,623	—
LOC & other	7,957	3,007	—
Residential
Mortgage	—	—	—
Home equity loans & lines	50	49	—
Consumer & other	—	—	—
With an allowance recorded:
Commercial real estate
Term & multifamily	46,521	46,521	1,713
Construction & development	1,091	1,091	13
Residential development	15,721	15,721	211
Commercial
Term	3,475	3,475	12
LOC & other	1,270	1,270	4
Residential
Mortgage	289	289	—
Home equity loans & lines	—	—	—
Consumer & other	—	—	—
Total:
Commercial real estate	124,345	114,553	1,937
Commercial	38,900	19,375	16
Residential	339	338	—
Consumer & other	—	—	—
Total	$163,584	$134,266	$1,953

(in thousands)

	December 31, 2012
	Unpaid
	Principal	Recorded	Related
	Balance	Investment	Allowance
With no related allowance recorded:
Commercial real estate
Term & multifamily	$49,953	$43,406	$—
Construction & development	18,526	15,638	—
Residential development	9,293	6,091	—
Commercial
Term	13,729	10,532	—
LOC & other	10,778	7,846	—
Residential
Mortgage	—	—	—
Home equity loans & lines	50	49	—
Consumer & other	21	21	—
With an allowance recorded:
Commercial real estate
Term & multifamily	41,016	41,016	1,198
Construction & development	1,091	1,091	14
Residential development	16,593	16,593	184
Commercial
Term	—	—	—
LOC & other	—	—	—
Residential
Mortgage	—	—	—
Home equity loans & lines	126	126	5
Consumer & other	—	—	—
Total:
Commercial real estate	136,472	123,835	1,396
Commercial	24,507	18,378	—
Residential	176	175	5
Consumer & other	21	21	—
Total	$161,176	$142,409	$1,401
Loans with no related allowance reported generally represent non-accrual loans. The Bank recognizes the charge-off of impairment reserves on impaired loans in the period it arises for collateral dependent loans.  Therefore, the non-accrual loans as of March 31, 2013 have already been written-down to their estimated net realizable value, based on disposition value, and are expected to be resolved with no additional material loss, absent further decline in market prices.  The valuation allowance on impaired loans primarily represents the impairment reserves on performing restructured loans, and is measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value.

At March 31, 2013 and December 31, 2012, impaired loans of $74.1 million and $70.6 million were classified as accruing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The restructured loans on accrual status represent the only impaired loans accruing interest at each respective date.  In order for a restructured loan to be considered for accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Bank had no obligation to lend additional funds on the restructured loans as of March 31, 2013.

The following table summarizes our average recorded investment and interest income recognized on impaired non-covered loans by loan class for the three months ended March 31, 2013 and 2012:

(in thousands)

	Three months ended		Three months ended
	March 31, 2013		March 31, 2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial real estate
Term & multifamily	$39,679	$—	$45,092	$—
Construction & development	14,649	—	19,937	—
Residential development	10,515	—	21,000	—
Commercial
Term	11,795	—	12,612	—
LOC & other	5,478	—	9,220	—
Residential
Mortgage	—	—	—	—
Home equity loans & lines	175	—	—	—
Consumer & other	2	—	—	—
With an allowance recorded:
Commercial real estate
Term & multifamily	37,729	386	22,914	242
Construction & development	1,746	149	2,742	246
Residential development	17,069	163	22,171	221
Commercial
Term	1,959	42	925	53
LOC & other	1,033	11	1,988	36
Residential
Mortgage	145	—	—	—
Home equity loans & lines	64	—	129	2
Consumer & other	—	—	—	—
Total:
Commercial real estate	121,387	698	133,856	709
Commercial	20,265	53	24,745	89
Residential	384	—	129	2
Consumer & other	2	—	—	—
Total	$142,038	$751	$158,730	$800

The impaired loans for which these interest income amounts were recognized primarily relate to accruing restructured loans.

Non-Covered Credit Quality Indicators

As previously noted, the Bank's risk rating methodology assigns risk ratings ranging from 1 to 10, where a higher rating represents higher risk.  The Bank differentiates its lending portfolios into homogeneous loans (generally consumer loans) and non-homogeneous loans (generally all non-consumer loans). The 10 risk rating categories can be generally described by the following groupings for non-homogeneous loans:

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

Modest Risk—A modest risk loan, risk rated 3, is a desirable loan with excellent sources of repayment and no currently identifiable risk associated with collection. The borrower exhibits a very strong capacity to repay the credit in accordance with the repayment agreement. The borrower may be susceptible to economic cycles, but will have reserves to weather these cycles.

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

•
A loan may also be a watch if financial information is late, there is a documentation deficiency, the borrower has experienced unexpected management turnover, or if they face industry issues that, when combined with performance factors create uncertainty in their future ability to perform.

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
• The borrower has been unable to adjust to prolonged and unfavorable industry or economic trends.
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

The following table summarizes our internal risk rating by loan class for the non-covered loan portfolio as of March 31, 2013 and December 31, 2012:

(in thousands)

	March 31, 2013
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Impaired	Total
Commercial real estate
Term & multifamily	$3,534,943	$176,345	$153,402	$—	$—	$80,828	$3,945,518
Construction & development	174,269	7,679	2,224	—	—	12,491	196,663
Residential development	27,074	4,608	4,957	—	—	21,234	57,873
Commercial
Term	713,414	18,650	37,031	—	—	15,098	784,193
LOC & other	865,198	23,616	12,240	—	—	4,277	905,331
Residential
Mortgage	480,286	1,649	2,208	—	2,560	289	486,992
Home equity loans & lines	254,797	1,524	155	—	837	49	257,362
Consumer & other	40,549	242	19	—	80	—	40,890
Total	$6,090,530	$234,313	$212,236	$—	$3,477	$134,266	$6,674,822
Deferred loan fees, net							(11,636)
Total							$6,663,186

(in thousands)

	December 31, 2012
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Impaired	Total
Commercial real estate
Term & multifamily	$3,515,753	$203,643	$134,625	$—	$—	$84,422	$3,938,443
Construction & development	166,660	12,666	6,063	—	—	16,729	202,118
Residential development	25,082	4,379	5,064	—	—	22,684	57,209
Commercial
Term	718,122	22,255	46,893	—	—	10,532	797,802
LOC & other	880,385	19,521	15,576	—	—	7,846	923,328
Residential
Mortgage	469,325	3,507	1,120	—	2,627	—	476,579
Home equity loans & lines	258,252	1,612	—	—	758	175	260,797
Consumer & other	36,797	419	57	—	33	21	37,327
Total	$6,070,376	$268,002	$209,398	$—	$3,418	$142,409	$6,693,603
Deferred loan fees, net							(12,523)
Total							$6,681,080

The percentage of non-covered impaired loans classified as watch, special mention, and substandard was 9.3%, 1.8%, and 88.9%, respectively, as of March 31, 2013. The percentage of non-covered impaired loans classified as watch, special mention, and substandard was 9.0%, 1.7%, and 89.3%, respectively, as of December 31, 2012.

Troubled Debt Restructurings

At March 31, 2013 and December 31, 2012, impaired loans of $74.1 million and $70.6 million were classified as accruing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The restructured loans on accrual status represent the only impaired loans accruing interest. In order for a restructured loan to be considered for accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. Impaired restructured loans carry a specific allowance and the allowance on impaired restructured loans is calculated consistently across the portfolios.

There were no available commitments for troubled debt restructurings outstanding as of March 31, 2013 and none as of December 31, 2012.

The following tables present troubled debt restructurings by accrual versus non-accrual status and by loan class as of March 31, 2013 and December 31, 2012:

(in thousands)

	March 31, 2013
	Accrual	Non-Accrual	Total
	Status	Status	Modifications
Commercial real estate
Term & multifamily	$43,733	$15,802	$59,535
Construction & development	12,492	—	12,492
Residential development	15,957	4,758	20,715
Commercial
Term	351	4,569	4,920
LOC & other	1,270	489	1,759
Residential
Mortgage	289	—	289
Home equity loans & lines	—	—	—
Consumer & other	—	—	—
Total	$74,092	$25,618	$99,710

(in thousands)

	December 31, 2012
	Accrual	Non-Accrual	Total
	Status	Status	Modifications
Commercial real estate
Term & multifamily	$39,613	$16,605	$56,218
Construction & development	12,552	3,516	16,068
Residential development	17,141	4,921	22,062
Commercial
Term	350	4,641	4,991
LOC & other	820	1,493	2,313
Residential
Mortgage	—	—	—
Home equity loans & lines	126	—	126
Consumer & other	—	—	—
Total	$70,602	$31,176	$101,778

The Bank’s policy is that loans placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appears relatively certain.  The Bank’s policy generally refers to six months of payment performance as sufficient to warrant a return to accrual status.

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

The following tables present newly non-covered restructured loans that occurred during the three months ended March 31, 2013 and 2012, respectively:

(in thousands)

	Three months ended March 31, 2013
	Rate	Term	Interest Only	Payment	Combination	Total
	Modifications	Modifications	Modifications	Modifications	Modifications	Modifications
Commercial real estate
Term & multifamily	$—	$—	$4,291	$—	$—	$4,291
Construction & development	—	—	—	—	—	—
Residential development	—	—	—	—	—	—
Commercial
Term	—	—	—	—	—	—
LOC & other	—	—	—	—	452	452
Residential
Mortgage	—	—	—	—	289	289
Home equity loans & lines	—	—	—	—	—	—
Consumer & other	—	—	—	—	—	—
Total	$—	$—	$4,291	$—	$741	$5,032

(in thousands)

Three months ended March 31, 2012
	Rate	Term	Interest Only	Payment	Combination	Total
	Modifications	Modifications	Modifications	Modifications	Modifications	Modifications
Commercial real estate
Term & multifamily	$—	$—	$—	$—	$803	$803
Construction & development	—	—	—	—	—	—
Residential development	—	—	—	—	—	—
Commercial
Term	—	—	—	—	—	—
LOC & other	—	—	—	—	—	—
Residential
Mortgage	—	—	—	—	—	—
Home equity loans & lines	—	—	—	—	—	—
Consumer & other	—	—	—	—	—	—
Total	$—	$—	$—	$—	$803	$803

For the periods presented in the tables above, the outstanding recorded investment was the same pre and post modification.

The following tables represent financing receivables modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the three months ended March 31, 2013 and 2012, respectively:

(in thousands)

	Three months ended
	March 31,
	2013	2012
Commercial real estate
Term & multifamily	$—	$217
Construction & development	—	—
Residential development	—	—
Commercial
Term	—	—
LOC & other	—	26
Residential
Mortgage	—	—
Home equity loans & lines	—	—
Consumer & other	—	—
Total	$—	$243

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

Covered Loans

The following table presents the major types of covered loans as of March 31, 2013 and December 31, 2012:

(in thousands)

	March 31, 2013
	Evergreen	Rainier	Nevada Security	Total
Commercial real estate
Term & multifamily	$68,604	$190,245	$99,828	$358,677
Construction & development	3,792	614	6,003	10,409
Residential development	3,873	—	5,512	9,385
Commercial
Term	8,626	1,503	11,211	21,340
LOC & other	4,461	7,484	2,737	14,682
Residential
Mortgage	3,510	20,629	1,807	25,946
Home equity loans & lines	3,387	16,494	2,477	22,358
Consumer & other	1,487	3,769	28	5,284
Total	$97,740	$240,738	$129,603	$468,081
Allowance for covered loans				(18,221)
Total				$449,860

	December 31, 2012
	Evergreen	Rainier	Nevada Security	Total
Commercial real estate
Term & multifamily	$72,888	$199,685	$105,436	$378,009
Construction & development	4,941	637	6,133	11,711
Residential development	3,840	—	5,954	9,794
Commercial
Term	9,961	2,230	11,333	23,524
LOC & other	4,984	7,081	2,932	14,997
Residential
Mortgage	3,948	22,059	1,818	27,825
Home equity loans & lines	3,478	17,178	2,786	23,442
Consumer & other	1,855	4,143	53	6,051
Total	$105,895	$253,013	$136,445	$495,353
Allowance for covered loans				(18,275)
Total				$477,078

The outstanding contractual unpaid principal balance, excluding purchase accounting adjustments, at March 31, 2013 was $125.9 million, $281.7 million and $178.0 million, for Evergreen, Rainier, and Nevada Security, respectively, as compared to $137.7 million, $297.0 million and $198.4 million, for Evergreen, Rainier, and Nevada Security, respectively, at December 31, 2012.

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

The following table presents the changes in the accretable yield for the three months ended March 31, 2013 and 2012 for each respective acquired loan portfolio:

(in thousands)

	Three months ended March 31, 2013
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$34,567	$102,468	$46,353	$183,388
Accretion to interest income	(4,139)	(5,864)	(4,194)	(14,197)
Disposals	(236)	(1,363)	(1,331)	(2,930)
Reclassifications from nonaccretable difference	1,412	142	1,805	3,359
Balance, end of period	$31,604	$95,383	$42,633	$169,620

(in thousands)

	Three months ended March 31, 2012
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$56,479	$120,334	$61,021	$237,834
Accretion to interest income	(4,235)	(7,709)	(4,914)	(16,858)
Disposals	(1,097)	(3,997)	(270)	(5,364)
Reclassifications from nonaccretable difference	2,323	4,217	3,964	10,504
Balance, end of period	53,470	$112,845	$59,801	$226,116

Allowance for Covered Loan and Lease Losses

The following table summarizes activity related to the allowance for covered loan and lease losses by covered loan portfolio segment for the three months ended March 31, 2013 and 2012, respectively:

(in thousands)

	Three months ended March 31, 2013
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$12,129	$4,980	$804	$362	$18,275
Charge-offs	(261)	(328)	(50)	(178)	(817)
Recoveries	295	164	37	35	531
Provision (recapture)	211	51	(106)	76	232
Balance, end of period	$12,374	$4,867	$685	$295	$18,221

(in thousands)

	Three months ended March 31, 2012
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$8,939	$3,964	$991	$426	$14,320
Charge-offs	(931)	(508)	(303)	(478)	(2,220)
Recoveries	337	169	32	28	566
Provision	(47)	(350)	20	346	(31)
Balance, end of period	$8,298	$3,275	$740	$322	$12,635

The following table presents the allowance and recorded investment in covered loans by portfolio segment as of March 31, 2013 and 2012:

(in thousands)

	March 31, 2013
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Allowance for covered loans and leases:
Loans acquired with deteriorated credit quality (1)	$11,985	$4,529	$636	$249	$17,399
Collectively evaluated for impairment (2)	389	338	49	46	822
Total	$12,374	$4,867	$685	$295	$18,221
Covered loans and leases:
Loans acquired with deteriorated credit quality (1)	$375,531	$23,080	$43,338	$2,779	$444,728
Collectively evaluated for impairment (2)	2,940	12,942	4,966	2,505	23,353
Total	$378,471	$36,022	$48,304	$5,284	$468,081

	March 31, 2012
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Allowance for covered loans and leases:
Loans acquired with deteriorated credit quality (1)	$7,765	$2,717	$700	$281	$11,463
Collectively evaluated for impairment (2)	533	558	40	41	1,172
Total	$8,298	$3,275	$740	$322	$12,635
Covered loans and leases:
Loans acquired with deteriorated credit quality (1)	$485,058	$34,311	$54,305	$4,672	$578,346
Collectively evaluated for impairment (2)	2,801	17,480	4,647	2,540	27,468
Total	$487,859	$51,791	$58,952	$7,212	$605,814

(1) In accordance with ASC 310-30, the valuation allowance is netted against the carrying value of the covered loan and lease balance.

(2) The allowance on covered loan and lease losses includes an allowance on covered loan advances on acquired loans subsequent to acquisition.

The valuation allowance on covered loans was reduced by recaptured provision of $1.7 million for the three months ended March 31, 2013, and $1.9 million for the three months ended March 31, 2012.

Covered Credit Quality Indicators

Covered loans are risk rated in a manner consistent with non-covered loans. As previously noted, the Bank’s risk rating methodology assigns risk ratings ranging from 1 to 10, where a higher rating represents higher risk.  The 10 risk rating groupings are described fully in Note 5. The following table includes loans acquired with deteriorated credit quality accounted for under ASC 310-30, and advances made subsequent to acquisition on covered loans.

The following table summarizes our internal risk rating grouping by covered loans, net as of March 31, 2013 and December 31, 2012:

(in thousands)

	March 31, 2013
		Special
	Pass/Watch	Mention	Substandard	Doubtful	Loss	Total
Commercial real estate
Term & multifamily	$222,933	$48,419	$68,478	$10,493	$—	$350,323
Construction & development	1,817	—	4,937	1,322	—	8,076
Residential development	—	383	6,097	1,219	—	7,699
Commercial
Term	7,742	3,418	4,444	1,980	—	17,584
LOC & other	11,552	364	700	955	—	13,571
Residential
Mortgage	25,741	—	—	—	—	25,741
Home equity loans & lines	21,727	—	150	—	—	21,877
Consumer & other	4,989	—	—	—	—	4,989
Total	$296,501	$52,584	$84,806	$15,969	$—	$449,860

	December 31, 2012
		Special
	Pass/Watch	Mention	Substandard	Doubtful	Loss	Total
Construction & development
Term & multifamily	$243,723	$47,880	$62,811	$14,925	$—	$369,339
Construction & development	1,792	195	4,315	3,386	—	9,688
Residential development	—	391	6,658	1,309	—	8,358
Commercial
Term	9,020	3,401	4,986	2,021	—	19,428
LOC & other	11,498	354	1,080	1,181	—	14,113
Residential
Mortgage	27,596	—	—	—	—	27,596
Home equity loans & lines	22,790	—	77	—	—	22,867
Consumer & other	5,689	—	—	—	—	5,689
Total	$322,108	$52,221	$79,927	$22,822	$—	$477,078

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

The following table summarizes the activity related to the covered OREO for the three months ended March 31, 2013 and 2012:

(in thousands)

	Three months ended
	March 31,
	2013	2012
Balance, beginning of period	$10,374	$19,491
Additions to covered OREO	1,741	784
Dispositions of covered OREO	(3,665)	(4,582)
Valuation adjustments in the period	(554)	(2,906)
Balance, end of period	$7,896	$12,787

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

The following table summarizes the activity related to the FDIC indemnification asset for each respective acquired portfolio for the three months ended March 31, 2013 and 2012:

(in thousands)

	Three months ended March 31, 2013
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$14,876	$15,110	$22,812	$52,798
Change in FDIC indemnification asset	(1,238)	(1,568)	(2,267)	(5,073)
Transfers to due from FDIC and other	(473)	(513)	(693)	(1,679)
Balance, end of period	$13,165	$13,029	$19,852	$46,046

(in thousands)

	Three months ended March 31, 2012
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$28,547	$28,272	$34,270	$91,089
Change in FDIC indemnification asset	(1,847)	(645)	647	(1,845)
Transfers to due from FDIC and other	(1,849)	(3,265)	(5,713)	(10,827)
Balance, end of period	$24,851	$24,362	$29,204	$78,417

Note 7 – Mortgage Servicing Rights

The following table presents the changes in the Company’s mortgage servicing rights (“MSR”) for the three months ended March 31, 2013 and 2012:

(in thousands)

	Three months ended
	March 31,
	2013	2012
Balance, beginning of period	$27,428	$18,184
Additions for new mortgage servicing rights capitalized	6,403	2,948
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(1,525)	(94)
Other(2)	(209)	(828)
Balance, end of period	$32,097	$20,210

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our serviced loan portfolio as of March 31, 2013 and December 31, 2012 was as follows:

(dollars in thousands)

	March 31, 2013	December 31, 2012
Balance of loans serviced for others	$3,624,819	$3,162,080
MSR as a percentage of serviced loans	0.89%	0.87%

The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in mortgage banking revenue on the Condensed Consolidated Statements of Income, was $2.2 million for the three months ended March 31, 2013, as compared to $1.4 million for the three months ended March 31, 2012.

Key assumptions used in measuring the fair value of MSR as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
Constant prepayment rate	20.48%	21.39%
Discount rate	8.67%	8.65%
Weighted average life (years)	4.5	4.7

A sensitivity analysis of the current fair value to changes in discount and prepayment speed assumptions as of March 31, 2013 and December 31, 2012 is as follows:

	March 31, 2013	December 31, 2012
Constant prepayment rate
Effect on fair value of a 10% adverse change	$(1,733)	$(1,445)
Effect on fair value of a 20% adverse change	$(3,295)	$(2,754)

Discount rate
Effect on fair value of a 100 basis point adverse change	$(1,008)	$(889)
Effect on fair value of a 200 basis point adverse change	$(1,957)	$(1,720)

The sensitivity analysis presents the hypothetical effect on fair value of the MSR. The effect of such hypothetical change in assumptions generally cannot be extrapolated because the relationship of the change in an assumption to the change in fair value is not linear. Additionally, in the analysis, the impact of an adverse change in one assumption is calculated independent of any impact on other assumptions. In reality, changes in one assumption may result in changes in another assumption.

Note 8 – Non-covered Other Real Estate Owned, Net

The following table presents the changes in non-covered other real estate owned (“OREO”) for the three months ended March 31, 2013 and 2012:

(in thousands)

	Three months ended
	March 31,
	2013	2012
Balance, beginning of period	$17,138	$34,175
Additions to OREO	5,689	7,209
Dispositions of OREO	(3,785)	(3,555)
Valuation adjustments in the period	(369)	(3,523)
Balance, end of period	$18,673	$34,306

Note 9 – Junior Subordinated Debentures

Following is information about the Company’s wholly-owned trusts (“Trusts”) as of March 31, 2013:

(dollars in thousands)

		Issued	Carrying		Effective
Trust Name	Issue Date	Amount	Value (1)	Rate (2)	Rate (3)	Maturity Date	Redemption Date
AT FAIR VALUE:
Umpqua Statutory Trust II	October 2002	$20,619	$14,555	Floating (4)	5.17%	October 2032	October 2007
Umpqua Statutory Trust III	October 2002	30,928	22,045	Floating (5)	5.25%	November 2032	November 2007
Umpqua Statutory Trust IV	December 2003	10,310	6,849	Floating (6)	4.75%	January 2034	January 2009
Umpqua Statutory Trust V	December 2003	10,310	6,831	Floating (6)	4.72%	March 2034	March 2009
Umpqua Master Trust I	August 2007	41,238	22,104	Floating (7)	3.04%	September 2037	September 2012
Umpqua Master Trust IB	September 2007	20,619	13,232	Floating (8)	4.72%	December 2037	December 2012
		134,024	85,616
AT AMORTIZED COST:
HB Capital Trust I	March 2000	5,310	6,260	10.875%	8.33%	March 2030	March 2010
Humboldt Bancorp Statutory Trust I	February 2001	5,155	5,848	10.200%	8.32%	February 2031	February 2011
Humboldt Bancorp Statutory Trust II	December 2001	10,310	11,311	Floating (9)	3.06%	December 2031	December 2006
Humboldt Bancorp Statutory Trust III	September 2003	27,836	30,442	Floating (10)	2.53%	September 2033	September 2008
CIB Capital Trust	November 2002	10,310	11,164	Floating (5)	3.06%	November 2032	November 2007
Western Sierra Statutory Trust I	July 2001	6,186	6,186	Floating (11)	3.88%	July 2031	July 2006
Western Sierra Statutory Trust II	December 2001	10,310	10,310	Floating (9)	3.88%	December 2031	December 2006
Western Sierra Statutory Trust III	September 2003	10,310	10,310	Floating (12)	3.20%	September 2033	September 2008
Western Sierra Statutory Trust IV	September 2003	10,310	10,310	Floating (12)	3.20%	September 2033	September 2008
		96,037	102,141
	Total	$230,061	$187,757

(1)
Includes purchase accounting adjustments, net of accumulated amortization, for junior subordinated debentures assumed in connection with previous mergers as well as fair value adjustments related to trusts recorded at fair value.

(2)	Contractual interest rate of junior subordinated debentures.

(3)	Effective interest rate based upon the carrying value as of March 31, 2013.

(4)	Rate based on LIBOR plus 3.35%, adjusted quarterly.

(5)	Rate based on LIBOR plus 3.45%, adjusted quarterly.

(6)	Rate based on LIBOR plus 2.85%, adjusted quarterly.

(7)	Rate based on LIBOR plus 1.35%, adjusted quarterly.

(8)	Rate based on LIBOR plus 2.75%, adjusted quarterly.

(9)	Rate based on LIBOR plus 3.60%, adjusted quarterly.

(10)	Rate based on LIBOR plus 2.95%, adjusted quarterly.

(11)	Rate based on LIBOR plus 3.58%, adjusted quarterly.

(12)	Rate based on LIBOR plus 2.90%, adjusted quarterly.

The Trusts are reflected as junior subordinated debentures in the Condensed Consolidated Balance Sheets.  The common stock issued by the Trusts is recorded in other assets in the Condensed Consolidated Balance Sheets, and totaled $7.1 million at March 31, 2013 and $7.2 million at December 31, 2012.

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

Through the first quarter of 2010 we obtained valuations from a third-party pricing service to assist with the estimation and determination of fair value of these liabilities. In these valuations, the credit risk adjusted interest spread for potential new issuances through the primary market and implied spreads of these instruments when traded as assets on the secondary market, were estimated to be significantly higher than the contractual spread of our junior subordinated debentures measured at fair value. The difference between these spreads has resulted in the cumulative gain in fair value, reducing the carrying value of these instruments as reported on our Consolidated Balance Sheets. In July 2010, the Dodd-Frank Wall Street Reform and consumer Protection Act (the "Dodd-Frank Act") was signed into law which, among other things, limits the ability of certain bank holding companies to treat trust preferred security debt issuances as Tier 1 capital. This law may require many banks to raise new Tier 1 capital and is expected to effectively close the trust-preferred securities markets from offering new issuances in the future. As a result of this legislation, our third-party pricing service noted that they were no longer able to provide reliable fair value estimates related to these liabilities given the absence of observable or comparable transactions in the market place in recent history or as anticipated into the future.

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

Additionally, the Company periodically utilizes an external valuation firm to determine or validate the reasonableness of the assessments of inputs and factors that ultimately determines the estimated fair value of these liabilities. The extent we involve or engage these external third parties correlates to management’s assessment of the current subordinated debt market, how the current environment and market compares to the preceding quarter, and perceived changes in the Company’s own creditworthiness during the quarter.  In periods of potential significant valuation changes and at year-end reporting periods we typically engage third parties to perform a full independent valuation of these liabilities.  For periods where management has assessed the market and other factors impacting the underlying valuation assumptions of these liabilities, and has determined significant changes to the valuation of these liabilities in the current period are remote, the scope of the valuation specialist’s review is limited to a review the reasonableness of management’s assessment of inputs.  Based on the procedures and methodology as described above, the Company has determined that the underlying inputs and assumptions have not materially changed since that last third-party independent valuation prepared in the fourth quarter of 2012.

Absent changes to the significant inputs utilized in the discounted cash flow model used to measure the fair value of these instruments at each reporting period, the cumulative discount for each junior subordinated debenture will reverse over time, ultimately returning the carrying values of these instruments to their notional values at their expected redemption dates, in a manner similar to the effective yield method as if these instruments were accounted for under the amortized cost method.  This will result in recognizing losses on junior subordinated debentures carried at fair value on a quarterly basis within non-interest income.  For the three months ended March 31, 2013, we recorded a loss of $542,000 and for the three months ended March 31, 2012, we recorded a loss of $548,000 resulting from the change in fair value of the junior subordinated debentures recorded at fair value. Observable activity in the junior subordinated debenture and related markets in future periods may change the effective rate used to discount these liabilities, and could result in additional fair value adjustments (gains or losses on junior subordinated debentures measured at fair value) outside the expected periodic change in fair value had the fair value assumptions remained unchanged.

As noted above, the Dodd-Frank Act limits the ability of certain bank holding companies to treat trust preferred security debt issuances as Tier 1 capital.  As the Company had less than $15 billion in assets at December 31, 2009, under the Dodd-Frank Act, the Company will be able to continue to include its existing trust preferred securities, less the common stock of the Trusts, in the Company's Tier 1 capital. However, under a recently issued notice of proposed rulemaking by federal banking regulators to revise the regulatory capital rules to incorporate certain revisions by the Basel Committee on Banking Supervision to the Basel capital framework (Basel III), the trust preferred security debt issuances would be phased out of Tier 1 capital into Tier 2 capital over a 10 year period. If the proposed rulemaking becomes effective, it is possible the Company may accelerate redemption of the existing junior subordinated debentures.  This could result in adjustments to the fair value of these instruments including the acceleration of losses on junior subordinated debentures carried at fair value within non-interest income. At March 31, 2013, the Company's restricted core capital elements were 17.5% of total core capital, net of goodwill and any associated deferred tax liability.

Note 10 – Commitments and Contingencies

Lease Commitments — The Bank leases 155 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

Rent expense for the three months ended March 31, 2013 was $4.7 million and for the three months ended March 31, 2012 was $4.3 million. Rent expense was offset by rent income for the three months ended March 31, 2013 of $255,000 and for the three months ended March 31, 2012 of $304,000.

Financial Instruments with Off-Balance-Sheet Risk — The Company's financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank's business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank's commitments and contingent liabilities:

(in thousands)

As of March 31, 2013
Commitments to extend credit	$1,472,028
Commitments to extend overdrafts	$214,636
Forward sales commitments	$263,566
Commitments to originate loans held for sale	$205,158
Standby letters of credit	$54,994

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any covenant or condition established in the applicable contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. While most standby letters of credit are not utilized, a significant portion of such utilization is on an immediate payment basis. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral varies but may include cash, accounts receivable, inventory, premises and equipment and income-producing commercial properties.

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including international trade finance, commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank was not required to perform on any financial guarantees and incurred $79,000 in losses in connection with standby letters of credit during the three months ended March 31, 2013.  The Bank was not required to perform on any financial guarantees and incurred no losses in connection with standby letters of credit during the three months ended March 31, 2012. At March 31, 2013, approximately $37.0 million of standby letters of credit expire within one year, and $18.0 million expire thereafter. Upon issuance, the Bank recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. Fees are recognized ratably over the term of the standby letter of credit. The estimated fair value of guarantees associated with standby letters of credit was $213,000 as of March 31, 2013.

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

Legal Proceedings—The Bank owns 468,659 shares of Class B common stock of Visa Inc. which are convertible into Class A common stock at a conversion ratio of 0.4206 per Class A share. As of March 31, 2013, the value of the Class A shares was $169.84 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Bank was $33.5 million as of March 31, 2013, and has not been reflected in the accompanying financial statements. The shares of Visa Class B common stock are restricted and may not be transferred. Visa member banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares and use the proceeds to settle litigation, thereby reducing the conversion ratio.  If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

On July 13, 2012, Visa, Inc. announced that it had entered into a memorandum of understanding obligating it to enter into a settlement agreement to resolve the multi-district interchange litigation brought by the class plaintiffs in the matter styled In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, Case No. 5-MD-1720 (JG) (JO) pending in the U.S. District Court for the Eastern District of New York. The claims originally were brought by a class of U.S. retailers in 2005.  The proposed settlement is subject to court approval and Visa’s share of the settlement to be paid is estimated to be approximately $4.4 billion.  However, certain trade associations and merchants are actively opposing the proposed settlement and it is unknown when or if the proposed settlement will be approved.  A fairness hearing is currently set for September 12, 2013 to determine if the settlement will be finally approved. The effect of this proposed settlement on the value of the Bank’s Class B common stock is unknown at this time.

In the ordinary course of business, various claims and lawsuits are brought by and against the Company, the Bank and Umpqua Investments. In the opinion of management, there is no pending or threatened proceeding in which an adverse decision could result in a material adverse change in the Company's consolidated financial condition or results of operations.

Concentrations of Credit Risk— The Bank grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington, California, and Nevada. In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 79% and 79% of the Bank’s non-covered loan and lease portfolio at March 31, 2013 and December 31, 2012.  Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary market areas in particular, such as has been seen with the deterioration in the residential development market since 2007, could have an adverse impact on the repayment of these loans.  Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

Note 11 – Derivatives

The Bank may use derivatives to hedge the risk of changes in the fair values of interest rate lock commitments, residential mortgage loans held for sale, and mortgage servicing rights. None of the Company’s derivatives are designated as hedging instruments.  Rather, they are accounted for as free-standing derivatives, or economic hedges, with changes in the fair value of the derivatives reported in income. The Company primarily utilizes forward interest rate contracts in its derivative risk management strategy.

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments.  Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position.  There were no counterparty default losses on forward contracts in the three months ended March 31, 2013 and 2012.  Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At March 31, 2013, the Bank had commitments to originate mortgage loans held for sale totaling $205.2 million and forward sales commitments of $263.6 million.

The Bank’s mortgage banking derivative instruments do not have specific credit risk-related contingent features.  The forward sales commitments do have contingent features that may require transferring collateral to the broker/dealers upon their request. However, this amount would be limited to the net unsecured loss exposure at such point in time and would not materially affect the Company’s liquidity or results of operations.

The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of March 31, 2013, the Bank had 196 interest rate swaps with an aggregate notional amount of $1.0 billion related to this program.

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

As of March 31, 2013, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $19.8 million. The Bank has minimum collateral posting thresholds with certain of its derivative counterparties, and has been required to post collateral against its obligations under these agreements of $19.5 million as of March 31, 2013. If the Bank had breached any of these provisions at March 31, 2013, it could have been required to settle its obligations under the agreements at the termination value.

The fair value of the interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves. In addition, to comply with the provisions of ASC 820, the Bank incorporates credit valuation adjustments (“CVA”) to appropriately reflect nonperformance risk in the fair value measurements of its derivatives. The CVA is calculated by determining the total expected exposure of the derivatives (which incorporates both the current and potential future exposure) and then applying the counterparties’ credit spreads to the exposure. For derivatives with two-way exposure, specifically, the Bank’s interest rate swaps, the counterparty’s credit spread is applied to the Bank’s exposure to the counterparty, and the Bank’s own credit spread is applied to the counterparty’s exposure to the Bank, and the net CVA is reflected in the Bank’s derivative valuations. The total expected exposure of a derivative is derived using market-observable inputs, such as yield curves and volatilities. For the Bank’s own credit spread and for counterparties having publicly available credit information, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third party credit data provider. For counterparties without publicly available credit information, which are primarily commercial banking customers, the credit spreads over LIBOR used in the calculations are estimated by the Bank based on current market conditions, including consideration of current borrowing spreads for similar customers and transactions, review of existing collateralization or other credit enhancements, and changes in credit sector and entity-specific credit information. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Bank has considered the impact of netting and any applicable credit enhancements.  Effective January 1, 2012, the Company made an accounting policy election to use the exception commonly referred to as the “portfolio exception” with respect to measuring counterparty credit risk for its interest rate swap derivative instruments that are subject to master netting agreements with commercial banking customers that are hedged with offsetting interest rate swaps with third parties.

As of January 1, 2013, the Bank changed its valuation methodology for interest rate swap derivatives to discount cash flows based on Overnight Index Swap (“OIS”) rates. Fully collateralized trades are discounted using OIS with no additional economic adjustments to arrive at fair value. Uncollateralized or partially-collateralized trades are also discounted at OIS, but include appropriate economic adjustments for funding costs (e.g., a LIBOR-OIS basis adjustment to approximate uncollateralized cost of funds) and credit risk. The Company is making the changes to better align its inputs, assumptions, and pricing methodologies with those used in its principal market by most dealers and major market participants. The changes in valuation methodology are applied prospectively as a change in accounting estimate and are immaterial to the Company's financial statements.

As of March 31, 2013, the net CVA decreased the settlement values of the Bank’s derivative assets by $79,000. During the three months ended March 31, 2013, the Bank recognized a gain of $16,000 and during the three months ended March 31, 2012, the Bank recognized a gain of $584,000 respectively related to credit valuation adjustments on nonhedge derivative instruments, which is included in noninterest income. Various factors impact changes in the CVA over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

The following tables summarize the types of derivatives, separately by assets and liabilities, their locations on the Condensed Consolidated Balance Sheets, and the fair values of such derivatives as of March 31, 2013 and December 31, 2012:

(in thousands)

		Asset Derivatives		Liability Derivatives
Derivatives not designated	Balance Sheet	March 31,	December 31,	March 31,	December 31,
as hedging instrument	Location	2013	2012	2013	2012
Interest rate lock commitments	Other assets/Other liabilities	$3,946	$1,496	$—	$18
Interest rate forward sales commitments	Other assets/Other liabilities	—	133	1,994	905
Interest rate swaps	Other assets/Other liabilities	19,663	22,213	19,481	22,048
Total		$23,609	$23,842	$21,475	$22,971

The following table summarizes the types of derivatives, their locations within the Condensed Consolidated Statements of Income, and the gains (losses) recorded during the three months ended March 31, 2013 and 2012:

(in thousands)

		Three months ended
Derivatives not designated	Income Statement	March 31,
as hedging instrument	Location	2013	2012
Interest rate lock commitments	Mortgage banking revenue	$2,467	$(298)
Interest rate forward sales commitments	Mortgage banking revenue	2,631	(1,568)
Interest rate swaps	Other income	16	584
Total		$5,114	$(1,282)

The following table summarizes the offsetting derivatives assets that have a right of offset as of March 31, 2013 and December 31, 2012:

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/Liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
March 31, 2013
Derivative Assets
Interest rate swaps	$19,663	$—	$19,663	$(15)	$—	$19,648
Derivative Liabilities
Interest rate swaps	$19,481	$—	$19,481	$(15)	$(19,466)	$—

December 31, 2012
Derivative Assets
Interest rate swaps	$22,213	$—	$22,213	$(16)	$—	$22,197
Derivative Liabilities
Interest rate swaps	$22,048	$—	$22,048	$(16)	$(22,032)	$—
Note 12 – Shareholders’ Equity

Stock-Based Compensation

The compensation cost related to stock options, restricted stock and restricted stock units (included in salaries and employee benefits) was $1.2 million for the three months ended March 31, 2013 as compared to $916,000 for the three months ended March 31, 2012. The total income tax benefit recognized related to stock-based compensation was $474,000 for the three months ended March 31, 2013 as compared to $366,000 for the three months ended March 31, 2012.

The following table summarizes information about stock option activity for the three months ended March 31, 2013:

(in thousands, except per share data)

	Three months ended March 31, 2013
			Weighted-Avg
	Options	Weighted-Avg	Remaining Contractual	Aggregate
	Outstanding	Exercise Price	Term (Years)	Intrinsic Value
Balance, beginning of period	1,850	$15.37
Exercised	(3)	$10.94
Forfeited/expired	(11)	$18.78
Balance, end of period	1,836	$15.36	4.81	$1,958
Options exercisable, end of period	1,362	$16.69	3.90	$1,131

The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of options exercised during the three months ended March 31, 2013 was $7,000 as compared to three months ended March 31, 2012 of $7,000. During the three months ended March 31, 2013, the amount of cash received from the exercise of stock options was $33,000 as compared to the three months ended March 31, 2012 of $20,000.

The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model.  There were no stock options granted in the three months ended March 31, 2013 and 2012.

The Company grants restricted stock periodically as a part of the 2003 Stock Incentive Plan for the benefit of employees. Restricted shares issued prior to 2011 generally vest on an annual basis over five years. Restricted shares issued since 2011 generally vest over a three year period, subject to time or performance vesting conditions.  The following table summarizes information about nonvested restricted share activity for the three months ended March 31, 2013:

(in thousands, except per share data)

	Three months ended March 31, 2013
	Restricted	Weighted
	Shares	Average Grant
	Outstanding	Date Fair Value
Balance, beginning of period	763	$12.39
Granted	298	$12.17
Released	(101)	$12.48
Forfeited/expired	—	$—
Balance, end of period	960	$12.31

The total fair value of restricted shares vested and released during the three months ended March 31, 2013 was $1.3 million as compared to the three months ended March 31, 2012 of $1.6 million.

The Company grants restricted stock units as a part of the 2007 Long Term Incentive Plan for the benefit of certain executive officers.  Restricted stock unit grants are subject to performance-based vesting as well as other approved vesting conditions.  The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the performance and service conditions set forth in the grant agreements.  There was no restricted stock unit activity for the three months ended March 31, 2013, and 130,000 restricted stock units with a weighted average grant date fair value of $10.41 remain outstanding at March 31, 2013.

As of March 31, 2013, there was $1.4 million of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a weighted-average period of 1.5 years.  As of March 31, 2013, there was $7.1 million of total unrecognized compensation cost related to nonvested restricted stock which is expected to be recognized over a weighted-average period of 2.1 years. As of March 31, 2013, there was $443,000 of total unrecognized compensation cost related to nonvested restricted stock units which is expected to be recognized over a weighted-average period of 1.1 years, assuming expected performance conditions are met.

For the three months ended March 31, 2013, the Company received income tax benefits of $517,000 as compared to the three months ended March 31, 2012 of $622,000 related to the exercise of non-qualified employee stock options, disqualifying dispositions on the exercise of incentive stock options, the vesting of restricted shares and the vesting of restricted stock units. In the three months ended March 31, 2013, the Company had net tax benefits (tax benefit resulting from tax deductions greater than the compensation cost recognized) of $10,000, compared to $42,000 of net tax deficiencies (tax deficiency resulting from tax deductions less than the compensation cost recognized) for the three months ended March 31, 2012.  Only cash flows from gross excess tax benefits are classified as financing cash flows.

At the annual meeting on April 16, 2013, shareholders approved the Company's 2013 Incentive Plan (the “2013 Plan”), which, among other things, authorizes the issuance of equity awards to directors and employees and reserves 4,000,000 shares of the Company's common stock for issuance under the plan. With the adoption of the 2013 Plan, no additional awards will be issued from the 2003 Stock Incentive Plan or the 2007 Long Term Incentive Plan.

Note 13 – Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as the Oregon and California state jurisdictions.  The Company is no longer subject to U.S. federal or Oregon state tax authority examinations for years before 2009 and California state tax authority examinations for years before 2004.  During 2010, the Internal Revenue Service concluded an examination of the Company’s U.S. income tax returns through 2008.  The results of these examinations had no significant impact on the Company’s financial statements.

The Company had gross unrecognized tax benefits relating to California tax incentives of $598,000 recorded as of March 31, 2013.  If recognized, the unrecognized tax benefit would reduce the 2013 annual effective tax rate by 0.3%.  During the three months ended March 31, 2013, the Company recognized an expense of $6,000 in interest relating to its liability for unrecognized tax benefits during the same period.  Interest expense is reported by the Company as a component of tax expense.  As of March 31, 2013, the accrued interest related to unrecognized tax benefits is $174,000.

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

Diluted earnings per common share is computed in a similar manner, except that first the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares, excluding the participating securities, were issued using the treasury stock method. For all periods presented, stock options, certain restricted stock awards and restricted stock units are the only potentially dilutive non-participating instruments issued by the Company.  Next, we determine and include in diluted earnings per common share calculation the more dilutive effect of the participating securities using the treasury stock method or the two-class method. Undistributed losses are not allocated to the nonvested share-based payment awards (the participating securities) under the two-class method as the holders are not contractually obligated to share in the losses of the Company.

The following is a computation of basic and diluted earnings per common share for the three months ended March 31, 2013 and 2012:

(in thousands, except per share data)

	Three months ended
	March 31,
	2013	2012
NUMERATORS:
Net income	$23,361	$25,503
Less:
Dividends and undistributed earnings allocated to participating securities (1)	183	167
Net earnings available to common shareholders	$23,178	$25,336
DENOMINATORS:
Weighted average number of common shares outstanding - basic	111,937	111,989
Effect of potentially dilutive common shares (2)	181	171
Weighted average number of common shares outstanding - diluted	112,118	112,160
EARNINGS PER COMMON SHARE:
Basic	$0.21	$0.23
Diluted	$0.21	$0.23

(1)	Represents dividends paid and undistributed earnings allocated to nonvested restricted stock awards.

(2)	Represents the effect of the assumed exercise of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units, based on the treasury stock method.

The following table presents the weighted average outstanding securities that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive for the three months ended March 31, 2013 and 2012.

(in thousands)

	Three months ended
	March 31,
	2013	2012
Stock options	1,069	1,545

Note 15 – Segment Information

The Company operates three primary segments: Community Banking, Home Lending and Wealth Management. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and retail customers in its primary market areas. As of March 31, 2013, the Community Banking segment operated 201 locations throughout Oregon, California, Washington, and Nevada.

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

Summarized financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

Segment Information

(in thousands)

	Three months ended March 31, 2013
	Community	Wealth	Home
	Banking	Management	Lending	Consolidated
Interest income	$95,011	$3,724	$5,598	$104,333
Interest expense	9,281	190	673	10,144
Net interest income	85,730	3,534	4,925	94,189
Provision for non-covered loan and lease losses	6,988	—	—	6,988
Provision for covered loan and lease losses	232	—	—	232
Non-interest income	6,496	3,790	23,729	34,015
Non-interest expense	71,458	4,002	10,302	85,762
Income before income taxes	13,548	3,322	18,352	35,222
Provision for income taxes	3,191	1,329	7,341	11,861
Net income	10,357	1,993	11,011	23,361
Dividends and undistributed earnings allocated
to participating securities	183	—	—	183
Net earnings available to common shareholders	$10,174	$1,993	$11,011	$23,178

(in thousands)

	Three months ended March 31, 2012
	Community	Wealth	Home
	Banking	Management	Lending	Consolidated
Interest income	$107,280	$4,118	$4,244	$115,642
Interest expense	12,421	267	599	13,287
Net interest income	94,859	3,851	3,645	102,355
Provision for non-covered loan and lease losses	3,167	—	—	3,167
Recapture of covered loan and lease losses	(31)	—	—	(31)
Non-interest income	10,864	3,090	13,283	27,237
Non-interest expense	76,719	3,729	7,248	87,696
Income before income taxes	25,868	3,212	9,680	38,760
Provision for income taxes	8,222	1,163	3,872	13,257
Net income	17,646	2,049	5,808	25,503
Dividends and undistributed earnings allocated
to participating securities	167	—	—	167
Net earnings available to common shareholders	$17,479	$2,049	$5,808	$25,336

(in thousands)

	March 31, 2013
	Community	Wealth	Home
	Banking	Management	Lending	Consolidated
Total assets	$10,780,015	$100,372	$611,023	$11,491,410
Total loans and leases (covered and non-covered)	$6,587,045	$85,263	$440,738	$7,113,046
Total deposits	$8,656,052	$384,898	$30,705	$9,071,655

	December 31, 2012
	Community	Wealth	Home
	Banking	Management	Lending	Consolidated
Total assets	$10,984,996	$90,370	$720,077	$11,795,443
Total loans and leases (covered and non-covered)	$6,713,792	$74,132	$370,234	$7,158,158
Total deposits	$8,968,867	$382,033	$28,375	$9,379,275

Note 16 – Fair Value Measurement

The following table presents estimated fair values of the Company’s financial instruments as of March 31, 2013 and December 31, 2012, whether or not recognized or recorded at fair value in the Condensed Consolidated Balance Sheets:

(in thousands)

	March 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
FINANCIAL ASSETS:
Cash and cash equivalents	$718,188	$718,188	$543,787	$543,787
Trading securities	3,183	3,183	3,747	3,747
Securities available for sale	2,396,617	2,396,617	2,625,229	2,625,229
Securities held to maturity	4,189	4,361	4,541	4,732
Loans held for sale	133,100	133,100	320,132	320,132
Non-covered loans and leases, net	6,578,494	6,641,666	6,595,689	6,652,179
Covered loans and leases, net	449,860	512,780	477,078	543,628
Restricted equity securities	32,783	32,783	33,443	33,443
Mortgage servicing rights	32,097	32,097	27,428	27,428
Bank owned life insurance assets	94,637	94,637	93,831	93,831
FDIC indemnification asset	46,046	17,895	52,798	18,714
Derivatives	23,609	23,609	23,842	23,842
Visa Class B common stock	—	31,805	—	28,385
FINANCIAL LIABILITIES:
Deposits	$9,071,655	$9,087,201	$9,379,275	$9,396,646
Securities sold under agreements to repurchase	142,810	142,810	137,075	137,075
Term debt	253,080	286,585	253,605	289,404
Junior subordinated debentures, at fair value	85,616	85,616	85,081	85,081
Junior subordinated debentures, at amortized cost	102,141	70,649	110,985	78,529
Derivatives	21,475	21,475	22,971	22,971

Fair Value of Assets and Liabilities Not Measured at Fair Value

The following table presents information about the level in the fair value hierarchy for the Company’s assets and liabilities that are not measured at fair value as of March 31, 2013 and December 31, 2012:

(in thousands)

	March 31, 2013
Description	Total	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$718,188	$718,188	$—	$—
Securities held to maturity	3,183	—	—	3,183
Non-covered loans and leases, net	6,641,666	—	—	6,641,666
Covered loans and leases, net	512,780	—	—	512,780
Restricted equity securities	32,783	32,783	—	—
Bank owned life insurance assets	94,637	94,637	—	—
FDIC indemnification asset	17,895	—	—	17,895
Visa Class B common stock	31,805	—	—	31,805
LIABILITIES
Deposits
Non-maturity deposits	$7,124,244	$7,124,244	$—	$—
Deposits with stated maturities	1,962,957	—	1,962,957	—
Securities sold under agreements to repurchase	142,810	—	142,810	—
Term debt	286,585	—	286,585	—
Junior subordinated debentures, at amortized cost	70,649	—	—	70,649

(in thousands)

	December 31, 2012
Description	Total	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$543,787	$543,787	$—	$—
Securities held to maturity	4,732	—	—	4,732
Non-covered loans and leases, net	6,652,179	—	—	6,652,179
Covered loans and leases, net	543,628	—	—	543,628
Restricted equity securities	33,443	33,443	—	—
Bank owned life insurance assets	93,831	93,831	—	—
FDIC indemnification asset	18,714	—	—	18,714
Visa Class B common stock	28,385	—	—	28,385
LIABILITIES
Deposits
Non-maturity deposits	$7,376,288	$7,376,288	$—	$—
Deposits with stated maturities	2,020,358	—	2,020,358	—
Securities sold under agreements to repurchase	137,075	—	137,075	—
Term debt	289,404	—	289,404	—
Junior subordinated debentures, at amortized cost	78,529	—	—	78,529

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

(in thousands)

	March 31, 2013
Description	Total	Level 1	Level 2	Level 3
Trading securities
Obligations of states and political subdivisions	$250	$—	$250	$—
Equity securities	2,835	2,835	—	—
Other investments securities(1)	98	—	98	—
Available for sale securities
U.S. Treasury and agencies	45,437	—	45,437	—
Obligations of states and political subdivisions	258,987	—	258,987	—
Residential mortgage-backed securities and
collateralized mortgage obligations	2,089,891	—	2,089,891	—
Other debt securities	231	—	231	—
Investments in mutual funds and other equity securities	2,071	—	2,071	—
Loans held for sale, at fair value	133,100		133,100
Mortgage servicing rights, at fair value	32,097	—	—	32,097
Derivatives
Interest rate lock commitments	3,946	—	—	3,946
Interest rate forward sales commitments	—	—	—	—
Interest rate swaps	19,663	—	19,663	—
Total assets measured at fair value	$2,588,606	$2,835	$2,549,728	$36,043
Junior subordinated debentures, at fair value	$85,616	$—	$—	$85,616
Derivatives
Interest rate lock commitments	—	—	—	—
Interest rate forward sales commitments	1,994	—	1,994	—
Interest rate swaps	19,481	—	19,481	—
Total liabilities measured at fair value	$107,091	$—	$21,475	$85,616

(in thousands)

	December 31, 2012
Description	Total	Level 1	Level 2	Level 3
Trading securities
Obligations of states and political subdivisions	$1,216	$—	$1,216	$—
Equity securities	2,408	2,408	—	—
Other investments securities(1)	123	—	123	—
Available for sale securities
U.S. Treasury and agencies	45,820	—	45,820	—
Obligations of states and political subdivisions	263,725	—	263,725	—
Residential mortgage-backed securities and
collateralized mortgage obligations	2,313,376	—	2,313,376	—
Other debt securities	222	—	222	—
Investments in mutual funds and other equity securities	2,086	—	2,086	—
Loans held for sale, at fair value	320,132		320,132
Mortgage servicing rights, at fair value	27,428	—	—	27,428
Derivatives
Interest rate lock commitments	1,496	—	—	1,496
Interest rate forward sales commitments	133	—	133	—
Interest rate swaps	22,213	—	22,213	—
Total assets measured at fair value	$3,000,378	$2,408	$2,969,046	$28,924
Junior subordinated debentures, at fair value	$85,081	$—	$—	$85,081
Derivatives
Interest rate lock commitments	18	—	—	18
Interest rate forward sales commitments	905	—	905	—
Interest rate swaps	22,048	—	22,048	—
Total liabilities measured at fair value	$108,052	$—	$22,953	$85,099

(1)	Principally represents U.S. Treasury and agencies or residential mortgage-backed securities issued or guaranteed by governmental agencies.

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

Loans Held for Sale— Fair value is determined based on quoted secondary market prices for similar loans, including the implicit fair value of embedded servicing rights.

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

Derivative Instruments - The fair value of the interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate.  The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. The fair value of the interest rate swaps is determined using a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the CVA associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2013, the Bank has assessed the significance of the impact of the CVA on the overall valuation of its interest rate swap positions and has determined that the CVA are not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at March 31, 2013:

(in thousands)

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average (Range)
Mortgage servicing rights	Discounted cash flow
		Constant Prepayment Rate	20.48%
		Discount Rate	8.67%
Interest rate lock commitment
	Internal Pricing Model
		Pull-through rate	76.5%
Junior subordinated debentures	Discounted cash flow
		Credit Spread	6.21%

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

An increase in the pull-through rate utilized in the fair value measurement of the interest rate lock commitment derivative will result in positive fair value adjustments (and an increase in the fair value measurement.) Conversely, a decrease in the pull-through rate will result in a negative fair value adjustment (and a decrease in the fair value measurement.)

Management believes that the credit risk adjusted spread utilized in the fair value measurement of the junior subordinated debentures carried at fair value is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt, and not as a result of changes to our entity-specific credit risk. The widening of the credit risk adjusted spread above the Company’s contractual spreads has primarily contributed to the positive fair value adjustments.  Future contractions in the credit risk adjusted spread relative to the spread currently utilized to measure the Company’s junior subordinated debentures at fair value as of March 31, 2013, or the passage of time, will result in negative fair value adjustments.  Generally, an increase in the credit risk adjusted spread and/or a decrease in the three month LIBOR swap curve will result in positive fair value adjustments (and decrease the fair value measurement).  Conversely, a decrease in the credit risk adjusted spread and/or an increase in the three month LIBOR swap curve will result in negative fair value adjustments (and increase the fair value measurement).

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2013 and 2012.

(in thousands)

Three months ended March 31,	Beginning Balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending Balance	Net change in unrealized gains or (losses) relating to items held at end of period
2013
Mortgage servicing rights	$27,428	$(1,734)	$6,403	$—	$32,097	$(512)
Interest rate lock commitment	1,478	(4,065)	20,012	(13,479)	3,946	(1,598)
Junior subordinated debentures	85,081	1,511	—	(976)	85,616	1,511

2012
Mortgage servicing rights	$18,184	$(922)	$2,948	$—	$20,210	$24
Interest rate lock commitment	1,749	1,970	14,690	(16,957)	1,452	1,673
Junior subordinated debentures	82,905	1,601	—	(1,053)	83,453	1,601

Losses on mortgage servicing rights carried at fair value are recorded in mortgage banking revenue within other non-interest income. Gains (losses) on interest rate lock commitments carried at fair value are recorded in mortgage banking revenue within other non-interest income. Gains (losses) on junior subordinated debentures carried at fair value are recorded within other non-interest income.  The contractual interest expense on the junior subordinated debentures is recorded on an accrual basis as interest on junior subordinated debentures within interest expense. Settlements related to the junior subordinated debentures represent the payment of accrued interest that is embedded in the fair value of these liabilities.

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

(in thousands)

	March 31, 2013
	Total	Level 1	Level 2	Level 3
Non-covered loans and leases	$14,693	$—	$—	$14,693
Non-covered other real estate owned	1,030	—	—	1,030
Covered other real estate owned	2,064	—	—	2,064
	$17,787	$—	$—	$17,787

	December 31, 2012
	Total	Level 1	Level 2	Level 3
Investment securities, held to maturity
Residential mortgage-backed securities
and collateralized mortgage obligations	$432	$—	$—	$432
Non-covered loans and leases	34,007	—	—	34,007
Non-covered other real estate owned	4,671	—	—	4,671
Covered other real estate owned	8,957	—	—	8,957
	$48,067	$—	$—	$48,067

The following table presents the losses resulting from nonrecurring fair value adjustments for the three months ended March 31, 2013 and 2012:

(in thousands)

	Three months ended
	March 31,
	2013	2012
Non-covered loans and leases	$8,279	$11,794
Non-covered other real estate owned	369	3,523
Covered other real estate owned	554	2,906
Total loss from nonrecurring measurements	$9,202	$18,223

The investment securities held to maturity above relate to non-agency collateralized mortgage obligations where OTTI has been identified and the investments have been adjusted to fair value.  The fair value of these investments securities were obtained from third-party pricing services using matrix or model pricing methodologies and were corroborated by broker indicative bids.  While we do not expect to recover the entire amortized cost basis of these securities, as we do not intend to sell these securities and it is not likely that we will be required to sell these securities before maturity, only the credit loss component of the impairment is recognized in earnings.  The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected.  The remaining impairment loss related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value,  is recognized as a charge to a separate component of OCI. We estimate the cash flows of the underlying collateral within each security considering credit, interest and prepayment risk models that incorporate management’s estimate of projected key assumptions including prepayment rates, collateral default rates and loss severity.  Assumptions utilized vary from security to security, and are influenced by factors such as loan interest rates, geographic location, borrower characteristics and vintage, and historical experience.  We then use a third party to obtain information about the structure of each security, including subordination and other credit enhancements, in order to determine how the underlying collateral cash flows will be distributed to each security issued in the structure.  These cash flows are then discounted at the interest rate used to recognize interest income on each security.

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

Fair Value Option
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale accounted for under the fair value option as of March 31, 2013 and December 31, 2012:

(in thousands)

	2013			2012
			Fair Value			Fair Value
		Aggregate	Less Aggregate		Aggregate	Less Aggregate
		Unpaid	Unpaid		Unpaid	Unpaid
	Fair	Principal	Principal	Fair	Principal	Principal
	Value	Balance	Balance	Value	Balance	Balance
Loans held for sale	$133,100	$126,526	$6,574	$320,132	$302,760	$17,372

Loans held for sale accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported as a component of mortgage banking revenue, net in the Consolidated Statements of Income. For the three months ended March 31, 2013 and March 31, 2012, the Company recorded a net decrease of $10.8 million and a net increase of $242,000, respectively, representing the change in fair value reflected in earnings.

There were no nonaccrual mortgage loans held for sale or mortgage loans held for sale 90 days or more past due and still accruing interest as of March 31, 2013 and December 31, 2012, respectively.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. These statements may include statements that expressly or implicitly predict future results, performance or events. Statements other than statements of historical fact are forward-looking statements. You can find many of these statements by looking for words such as “anticipates,” “expects,” “believes,” “estimates” and “intends” and words or phrases of similar meaning. We make forward-looking statements regarding projected sources of funds, use of proceeds, availability of acquisition and growth opportunities, dividends, adequacy of our allowance for loan and lease losses, reserve for unfunded commitments and provision for loan and lease losses, performance of troubled debt restructurings, our commercial real estate portfolio and subsequent charge-offs, and our covered loan portfolio and the FDIC indemnification asset. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Risks and uncertainties include those set forth in our filings with the Securities and Exchange Commission (the "SEC") and the following factors that might cause actual results to differ materially from those presented:

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

•
the impact of the Dodd-Frank Act on the Company’s interest expense, FDIC deposit insurance assessments, regulatory compliance expenses, and interchange fee revenue, which includes a  maximum permissible interchange fee that an issuer may receive for an electronic debit transaction, resulting in a decrease in interchange revenue on an average transaction; and

•	the impact of proposed “Basel III” capital rules that could require the Company to write down its trust preferred securities over an accelerated schedule.
There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Forward-looking statements are made as of the date of this Form 10-Q. We do not intend to update these forward-looking statements. Readers should consider any forward-looking statements in light of this explanation, and we caution readers about relying on forward-looking statements.

General

Umpqua Holdings Corporation (referred to in this report as “we,” “our,” “Umpqua,” and “the Company”), an Oregon corporation, is a financial holding company with two principal operating subsidiaries, Umpqua Bank (the “Bank”) and Umpqua Investments, Inc. (“Umpqua Investments”).

Headquartered in Roseburg, Oregon, the Bank is considered one of the most innovative community banks in the United States and has implemented a variety of retail marketing strategies to increase revenue and differentiate the company from its competition. The Bank combines a high touch customer experience with the sophisticated products and expertise of a commercial bank. The Bank provides a wide range of banking, wealth management, mortgage and other financial services to corporate, institutional and individual customers.

Along with its subsidiaries, the Company is subject to the regulations of state and federal agencies and undergoes periodic examinations by these regulatory agencies.

Umpqua Investments is a registered broker-dealer and investment advisor with offices in Portland, Lake Oswego, and Medford, Oregon, and Santa Rosa, California, and also offers products and services through certain Bank stores. The firm is one of the oldest investment companies in the Northwest and is actively engaged in the communities it serves. Umpqua Investments offers a full range of investment products and services including: stocks, fixed income securities (municipal, corporate, and government bonds, certificates of deposit, and money market instruments), mutual funds, annuities, options, retirement planning, money management services and life insurance.

Executive Overview

Significant items for the first quarter of 2013 were as follows:

•
Net earnings available to common shareholders per diluted common share were $0.21 for the three months ended March 31, 2013, as compared to $0.23 for the three months ended March 31, 2012.  Operating earnings per diluted common share, defined as earnings available to common shareholders before net gains or losses on junior subordinated debentures carried at fair value, net of tax and merger related expenses, net of tax, divided by the same diluted share total used in determining diluted earnings per common share, were $0.22 for the three months ended March 31, 2013, as compared to operating income per diluted common share of $0.23 for the three months ended March 31, 2012.  Operating income per diluted share is considered a “non-GAAP” financial measure.  More information regarding this measurement and reconciliation to the comparable GAAP measurement is provided under the heading Results of Operations - Overview below.

•
Net interest margin, on a tax equivalent basis, decreased to 3.77% for the three months ended March 31, 2013, compared to 4.08% for the three months ended March 31, 2012.  The decrease in net interest margin resulted from the decline in non-covered loan yields, the decrease in loan disposal gains from the covered loan portfolio, the decline in investment yields, an increase in interest bearing cash, the decrease in average investment balances and in average covered loan balances, partially offset by the increase in average non-covered loans outstanding and the decrease in the cost of interest bearing deposits. Excluding the impact of loan disposal gains from the covered loan portfolio and interest and fee reversals on non-accrual loans, our adjusted net interest margin was 3.69% for the three months ended March 31, 2013, as compared to adjusted net interest margin of 4.00% for the three months ended March 31, 2012. Adjusted net interest margin is considered a “non-GAAP” financial measure. More information regarding this measurement and reconciliation to the comparable GAAP measurement is provided under the heading Results of Operations - Overview below.

•
The provision for non-covered loan and lease losses was $7.0 million for the three months ended March 31, 2013, as compared to the $3.2 million recognized for the three months ended March 31, 2012. This resulted primarily from net charge-offs as a result of resolution of non-performing loans.

•
Mortgage banking revenue was $23.6 million for the three months ended March 31, 2013, compared to $13.1 million for the three months ended March 31, 2012.  Closed mortgage volume increased 26% in the current quarter over the prior year same period due to an ongoing increased purchase and refinancing activity relating to historically low interest rates.

•
Total gross non-covered loans and leases were $6.7 billion as of March 31, 2013, a decrease of $17.9 million, or 0.3%, as compared to December 31, 2012.  This decrease is principally attributable to paydowns of revolving commercial lines of credit funded in the prior quarter and reflects the seasonal low level loan demand that typically impacts the first quarter.

•
Total deposits were $9.1 billion as of March 31, 2013, a decrease of $307.6 million, or 3.3%, as compared to December 31, 2012.  The decline resulted primarily from anticipated run-off of higher priced money market, time and public deposits.

•	Total consolidated assets were $11.5 billion as of March 31, 2013, compared to $11.8 billion at December 31, 2012.

•
Non-covered, non-performing assets decreased to $79.7 million, or 0.69% of total assets, as of March 31, 2013, as compared to $88.1 million, or 0.75% of total assets, as of December 31, 2012.  Non-covered, non-performing loans decreased to $61.1 million, or 0.92% of total non-covered loans, as of March 31, 2013, as compared to $71.0 million, or 1.06% of total non-covered loans as of December 31, 2012.  Non-accrual loans have been written-down to their estimated net realizable values.

•
Net charge-offs on non-covered loans were $7.7 million for the three months ended March 31, 2013, or 0.47% of average non-covered loans and leases (annualized), as compared to net charge-offs of $9.5 million, or 0.64% of average non-covered loans and leases (annualized), for the three months ended March 31, 2012.

•	Total risk based capital increased to 16.9% as of March 31, 2013, compared to 16.5% as of December 31, 2012, due to the decrease in risk-weighted assets during the quarter.

•	Cash dividends declared in the first quarter of 2013 were $0.10 per common share, compared to cash dividends declared in the first quarter of 2012 of $0.07 per common share.

Summary of Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2012 included in the Form 10-K filed with the SEC on February 15, 2013. Not all of these critical accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes that the following policies would be considered critical under the SEC's definition.

Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

The Bank performs regular credit reviews of the loan and lease portfolio to determine the credit quality and adherence to underwriting standards. When loans and leases are originated, they are assigned a risk rating that is reassessed periodically during the term of the loan through the credit review process.  The Bank’s risk rating methodology assigns risk ratings ranging from 1 to 10, where a higher rating represents higher risk. The 10 risk rating categories are a primary factor in determining an appropriate amount for the allowance for loan and lease losses. The Bank has a management Allowance for Loan and Lease Losses (“ALLL”) Committee, which is responsible for, among other things, regularly reviewing the ALLL methodology, including loss factors, and ensuring that it is designed and applied in accordance with generally accepted accounting principles. The ALLL Committee reviews and approves loans and leases recommended for impaired status.  The ALLL Committee also approves removing loans and leases from impaired status.  The Bank's Audit and Compliance Committee provides board oversight of the ALLL process and reviews and approves the ALLL methodology on a quarterly basis.

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

Management believes that the ALLL was adequate as of March 31, 2013. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 79% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses.

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

Valuation of Goodwill and Intangible Assets

At March 31, 2013, we had $684.1 million in goodwill and other intangible assets as a result of business combinations. Goodwill and other intangible assets with indefinite lives are not amortized but instead are periodically tested for impairment. Management performs an impairment analysis for the intangible assets with indefinite lives on an annual basis as of December 31.  Additionally, goodwill and other intangible assets with indefinite lives are evaluated on an interim basis when events or circumstance indicate impairment potentially exists.  The impairment analysis requires management to make subjective judgments. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures, technology, changes in discount rates and specific industry and market conditions. There can be no assurance that changes in circumstances, estimates or assumption may result in additional impairment of all, or some portion of, goodwill.

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

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to offset, and present as a single net amount, a recognized eligible asset and a recognized eligible liability when it has an unconditional and legally enforceable right of setoff and intends either to settle the asset and liability on a net basis or to realize the asset and settle the liability simultaneously. ASU No. 2011-11 further requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013. The adoption of ASU No. 2011-11 did not have a material impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. Under ASU No. 2012-02, a company testing indefinite-lived intangibles for impairment now has the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with current guidance. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after September 15, 2012.  The adoption of ASU No. 2012-02 did not have a material impact on the Company’s consolidated financial statements.

In October 2012, the FASB issued ASU No. 2012-06, Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.  ASU No. 2012-06 clarifies that when an entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and subsequently, a change in the cash flows expected to be collected on the indemnification asset occurs, as a result of a change in cash flows expected to be collected on the assets subject to indemnification, the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2012. The adoption of ASU No. 2012-06 did not have a material impact on the Company’s consolidated financial statements.

In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU No. 2013-01 clarifies that ASU No. 2011-11 applies only to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement are no longer subject to the disclosure requirements in ASU No. 2011-11. The amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013. The adoption of ASU No. 2013-01 did not have a material impact on the Company's consolidated financial statements.
In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2012. The adoption of ASU No. 2013-02 did not have a material impact on the Company's consolidated financial statements.
Results of Operations

Overview

For the three months ended March 31, 2013, net earnings available to common shareholders were $23.2 million, or $0.21 per diluted common share, as compared to net earnings available to common shareholders of $25.3 million, or $0.23 per diluted common share for the three months ended March 31, 2012.  The decrease in net earnings for the three months ended March 31, 2013 compared to the same period of the prior year is principally attributable to decreased net interest income and increased provision for loan losses, partially offset by increased non-interest income.

Umpqua recognizes gains or losses on our junior subordinated debentures carried at fair value resulting from the estimated market credit risk adjusted spread and changes in interest rates that do not directly correlate with the Company’s operating performance.  Also, Umpqua incurs significant expenses related to the completion and integration of mergers and acquisitions. Additionally, we may recognize goodwill impairment losses that have no direct effect on the Company’s or the Bank’s cash balances, liquidity, or regulatory capital ratios. Lastly, Umpqua may recognize one-time bargain purchase gains on certain FDIC-assisted acquisitions that are not reflective of the Umpqua's on-going earnings power.  Accordingly, management believes that our operating results are best measured on a comparative basis excluding the impact of gains or losses on junior subordinated debentures measured at fair value, net of tax, merger-related expenses, net of tax, and other charges related to business combinations such as goodwill impairment charges or bargain purchase gains, net of tax. We define operating earnings as earnings available to common shareholders before gains or losses on junior subordinated debentures carried at fair value, net of tax, bargain purchase gains on acquisitions, net of tax, merger related expenses, net of tax, and goodwill impairment, and we calculate operating earnings per diluted share by dividing operating earnings by the same diluted share total used in determining diluted earnings per common share.

The following table provides the reconciliation of earnings available to common shareholders (GAAP) to operating earnings (non-GAAP), and earnings per diluted common share (GAAP) to operating earnings per diluted share (non-GAAP) for the three months ended March 31, 2013 and 2012:

Reconciliation of Net Earnings Available to Common Shareholders to Operating Earnings
(in thousands, except per share data)

	Three months ended
	March 31,
	2013	2012
Net earnings available to common shareholders	$23,178	$25,336
Adjustments:
Net loss on junior subordinated debentures carried at fair value, net of tax	325	329
Merger-related expenses, net of tax	919	60
Operating earnings	$24,422	$25,725
Per diluted share:
Net earnings available to common shareholders	0.21	0.23
Adjustments:
Net loss on junior subordinated debentures carried at fair value, net of tax	—	—
Merger-related expenses, net of tax	0.01	—
Operating earnings	0.22	0.23

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

The following table presents a reconciliation of net interest income to adjusted net interest income and net interest margin to adjusted net interest margin for the three months ended March 31, 2013 and 2012:

Reconciliation of Net Interest Income to Adjusted Net Interest Income and Net Interest Margin to Adjusted Net Interest Margin

(in thousands, except per share data)

	Three months ended
	March 31,
	2013	2012
Net interest income - tax equivalent basis (1)	$95,360	$103,506
Adjustments:
Interest and fee reversals on non-accrual loans	1,085	646
Covered loan disposal gains	(3,154)	(2,787)
Adjusted net interest income - tax equivalent basis (1)	$93,291	$101,365
Average interest earning assets	$10,250,643	$10,197,329
Net interest margin - consolidated (1)	3.77%	4.08%
Adjusted net interest margin - consolidated (1)	3.69%	4.00%

(1)
Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1.2 million for the three months ended March 31, 2013 and 2012, respectively.

The following table presents the returns on average assets, average common shareholders' equity and average tangible common shareholders' equity for the three months ended March 31, 2013 and 2012. For each of the periods presented, the table includes the calculated ratios based on reported net earnings available to common shareholders and operating income as shown in the table above. Our return on average common shareholders' equity is negatively impacted as the result of capital required to support goodwill. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger and acquisition-related intangible assets, we believe it beneficial to also consider the return on average tangible common shareholders' equity. The return on average tangible common shareholders' equity is calculated by dividing net earnings available to common shareholders by average shareholders' common equity less average goodwill and intangible assets, net (excluding MSRs). The return on average tangible common shareholders' equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders' equity.

Return on Average Assets, Common Shareholders' Equity and Tangible Common Shareholders' Equity

(dollars in thousands)

	Three months ended
	March 31,
	2013	2012
Returns on average assets:
Net earnings available to common shareholders	0.82%	0.89%
Operating earnings	0.86%	0.90%
Returns on average common shareholders' equity:
Net earnings available to common shareholders	5.43%	6.07%
Operating earnings	5.72%	6.16%
Returns on average tangible common shareholders' equity:
Net earnings available to common shareholders	8.99%	10.16%
Operating earnings	9.47%	10.32%
Calculation of average common tangible shareholders' equity:
Average common shareholders' equity	$1,730,538	$1,679,532
Less: average goodwill and other intangible assets, net	(684,631)	(676,511)
Average tangible common shareholders' equity	$1,045,907	$1,003,021

Additionally, management believes tangible common equity and the tangible common equity ratio are meaningful measures of capital adequacy. Umpqua believes the exclusion of certain intangible assets in the computation of tangible common equity and tangible common equity ratio provides a meaningful base for period-to-period and company-to-company comparisons, which management believes will assist investors in analyzing the operating results and capital of the Company.  Tangible common equity is calculated as total shareholders' equity less goodwill and other intangible assets, net (excluding MSRs).  In addition, tangible assets are total assets less goodwill and other intangible assets, net (excluding MSRs).  The tangible common equity ratio is calculated as tangible common shareholders’ equity divided by tangible assets. The tangible common equity and tangible common equity ratio is considered a non-GAAP financial measure and should be viewed in conjunction with the total shareholders’ equity and the total shareholders’ equity ratio. The following table provides a reconciliation of ending shareholders’ equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of March 31, 2013 and December 31, 2012:

Reconciliations of Total Shareholders' Equity to Tangible Common Shareholders' Equity and Total Assets to Tangible Assets

(dollars in thousands)

	March 31,	December 31,
	2013	2012
Total shareholders' equity	$1,734,263	$1,724,039
Subtract:
Goodwill and other intangible assets, net	684,125	685,331
Tangible common shareholders' equity	$1,050,138	$1,038,708
Total assets	$11,491,410	$11,795,443
Subtract:
Goodwill and other intangible assets, net	684,125	685,331
Tangible assets	$10,807,285	$11,110,112
Tangible common equity ratio	9.72%	9.35%

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited.  Although we believe these non-GAAP financial measure are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

Net Interest Income

Net interest income is the largest source of our operating income. Net interest income for the three months ended March 31, 2013 was $94.2 million, a decrease of $8.2 million or 8.0% compared to the same period in 2012. The results for the three months ended March 31, 2013 as compared to the same period in 2012 are attributable to a decrease in outstanding average covered loans and investment securities, and a decrease in net interest margin, partially offset by an increase in average non-covered loans and leases and a decrease in average interest-bearing liabilities.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax equivalent basis was 3.77% for the three months ended March 31, 2013, a decrease of 31 basis points as compared to the same period in 2012.  The decrease in net interest margin for the three months ended March 31, 2013 as compared to the same period in the prior year primarily resulted from a decline in non-covered loan yields, the decrease in average covered loans outstanding, a decline in investment yields, and an increase in average interest bearing cash, partially offset by an increase in average non-covered loans outstanding, an increase in loan disposal gains from the covered loan portfolio, a decline in the cost of interest-bearing deposits, and a decrease in average interest-bearing liabilities.

Loan disposal related activities within the covered loan portfolio, either through loans being paid off in full or transferred to other real estate owned (“OREO”), result in gains within covered loan interest income to the extent assets received in satisfaction of debt (such as cash or the net realizable value of OREO received) exceeds the allocated carrying value of the loan disposed of from the pool.  Loan disposal activities contributed $3.2 million of interest income for the three months ended March 31, 2013 compared to $2.8 million of interest income during the three months ended March 31, 2012.

Net interest income for the three months ended March 31, 2013 was negatively impacted by the $1.1 million reversal of interest and fee income on non-covered, non-accrual loans, as compared to the $0.6 million reversal of interest and fee income during the three months ended March 31, 2012.  Excluding the impact of covered loan disposal gains and interest and fee income reversals on non-covered, non-accrual loans, tax equivalent net interest margin would have been 3.69% for the three months ended March 31, 2013 and 4.00% for the three months ended March 31, 2012.

Partially offsetting the decrease in net interest margin in the current quarter as compared to the same period of the prior year is the continued reduction in the cost of interest-bearing liabilities, specifically interest-bearing deposits.  The total cost of interest-bearing deposits for the three months ended March 31, 2013 was 0.34%, representing a 15 basis point decrease compared to the three months ended March 31, 2012.

Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds. The following tables present condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three months ended March 31, 2013 and 2012:

Average Rates and Balances
(dollars in thousands)

	Three months ended			Three months ended
	March 31, 2013			March 31, 2012
		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	Expense	Rates	Balance	Expense	Rates
INTEREST-EARNING ASSETS:
Non-covered loans and leases (1)	$6,843,785	$78,545	4.65%	$6,036,936	$77,659	5.17%
Covered loans and leases, net	459,952	14,580	12.86%	610,921	17,343	11.42%
Taxable securities	2,303,159	8,668	1.51%	2,913,317	18,126	2.49%
Non-taxable securities (2)	260,335	3,459	5.32%	252,629	3,428	5.43%
Temporary investments and
interest-bearing deposits	383,412	252	0.27%	383,526	237	0.25%
Total interest earning assets	10,250,643	105,504	4.17%	10,197,329	116,793	4.61%
Allowance for non-covered loan and lease losses	(84,705)			(91,225)
Other assets	1,330,906			1,344,286
Total assets	$11,496,844			$11,450,390
INTEREST-BEARING LIABILITIES:
Interest-bearing checking and
savings accounts	$4,963,484	$1,296	0.11%	$5,034,787	$2,848	0.23%
Time deposits	1,973,748	4,582	0.94%	2,216,243	5,997	1.09%
Federal funds purchased and repurchase
agreements	132,570	31	0.09%	123,959	80	0.26%
Term debt	253,306	2,273	3.64%	255,381	2,304	3.63%
Junior subordinated debentures	192,641	1,962	4.13%	185,331	2,058	4.47%
Total interest-bearing liabilities	7,515,749	10,144	0.55%	7,815,701	13,287	0.68%
Non-interest-bearing deposits	2,155,110			1,881,612
Other liabilities	95,447			73,545
Total liabilities	9,766,306			9,770,858
Common equity	1,730,538			1,679,532
Total liabilities and shareholders' equity	$11,496,844			$11,450,390
NET INTEREST INCOME		$95,360			$103,506
NET INTEREST SPREAD			3.62%			3.93%
AVERAGE YIELD ON EARNING ASSETS (1), (2)			4.17%			4.61%
INTEREST EXPENSE TO EARNING ASSETS			0.40%			0.52%
NET INTEREST INCOME TO EARNING ASSETS
OR NET INTEREST MARGIN (1), (2)			3.77%			4.08%

(1)	Non-covered non-accrual loans, leases, and mortgage loans held for sale are included in the average balance.

(2)
Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1.2 million for the three months ended March 31, 2013 and 2012, respectively.

The following tables sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three months ended March 31, 2013 as compared to the same periods in 2012. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Rate/Volume Analysis

(in thousands)

	Three months ended March 31,
	2013 compared to 2012
	Increase (decrease) in interest income
	and expense due to changes in
	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Non-covered loans and leases	$9,760	$(8,874)	$886
Covered loans and leases	(4,626)	1,863	(2,763)
Taxable securities	(3,276)	(6,182)	(9,458)
Non-taxable securities (1)	103	(72)	31
Temporary investments and interest bearing deposits	—	15	15
Total (1)	1,961	(13,250)	(11,289)
INTEREST-BEARING LIABILITIES:
Interest bearing checking and savings accounts	(40)	(1,512)	(1,552)
Time deposits	(616)	(799)	(1,415)
Repurchase agreements and federal funds	6	(55)	(49)
Term debt	(19)	(12)	(31)
Junior subordinated debentures	79	(175)	(96)
Total	(590)	(2,553)	(3,143)
Net increase (decrease) in net interest income (1)	$2,551	$(10,697)	$(8,146)

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

Provision for Loan and Lease Losses

The provision for non-covered loan and lease losses was $7.0 million for the three months ended March 31, 2013, as compared to $3.2 million for the same period in 2012.  As an annualized percentage of average outstanding loans, the provision for loan and lease losses recorded for the three months ended March 31, 2013 was 0.43% as compared to 0.21% in the same period in 2012.

The increase in the provision for loan and lease losses in the three months ended March 31, 2013 as compared to the same period in 2012 is principally attributable to net charge-offs as a result of the resolution of non-performing loans.

The Company recognizes the charge-off of impairment reserves on impaired loans in the period they arise for collateral dependent loans.  Therefore, the non-covered, non-accrual loans of $55.2 million as of March 31, 2013 have already been written-down to their estimated fair value, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices. Depending on the characteristics of a loan, the fair value of collateral is estimated by obtaining external appraisals.

The provision for non-covered loan and lease losses is based on management's evaluation of inherent risks in the loan portfolio and a corresponding analysis of the allowance for non-covered loan and lease losses. Additional discussion on loan quality and the allowance for non-covered loan and lease losses is provided under the heading Asset Quality and Non-Performing Assets below.

The provision for covered loan and lease losses was $232,000 for the three months ended March 31, 2013, as compared to recaptured provision of $31,000 for the same period in 2012.  Provisions for covered loan and leases are recognized subsequent to acquisition to the extent it is probable we will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition, considering both the timing and amount of those expected cash flows.  Provisions may be required when determined losses of unpaid principal incurred exceed previous loss expectations to-date, or future cash flows previously expected to be collectible are no longer probable of collection.  Provisions for covered loan and lease losses, including amounts advanced subsequent to acquisition, are not reflected in the allowance for non-covered loan and lease losses, rather as a valuation allowance netted against the carrying value of the covered loan and lease balance accounted for under ASC 310-30, in accordance with applicable guidance.

Non-Interest Income

Non-interest income for the three months ended March 31, 2013 was $34.0 million, an increase of $6.8 million, or 24.9%, as compared to the same period in 2012. The following table presents the key components of non-interest income for the three months ended March 31, 2013 and 2012:

Non-Interest Income

(in thousands)

	Three months ended
	March 31,
			Change	Change
	2013	2012	Amount	Percent
Service charges on deposit accounts	$6,992	$6,666	$326	5%
Brokerage commissions and fees	3,636	2,944	692	24%
Mortgage banking revenue, net	23,568	13,082	10,486	80%
Gain on investment securities, net	7	148	(141)	(95)%
Loss on junior subordinated debentures
carried at fair value	(542)	(548)	6	(1)%
Change in FDIC indemnification asset	(5,073)	(1,845)	(3,228)	175%
Other income	5,427	6,790	(1,363)	(20)%
Total	$34,015	$27,237	$6,778	25%

The increase in deposit service charges in the three months ended March 31, 2013 compared to the same period in 2012 is primarily the result of the acquisition of Circle Bank ("Circle") in the fourth quarter of 2012.

Mortgage banking revenue for the three months ended March 31, 2013 increased due to an increase in purchase and refinancing activity, compared to the same period of the prior year. Closed mortgage volume for the three months ended March 31, 2013 was $509.0 million, representing a 26% increase compared to the same period of the prior year.

For the three months ended March 31, 2013 we recorded a loss of $542,000 and for the three months ended March 31, 2012, we recorded a loss of $548,000 in the change of fair value on the junior subordinated debentures recorded at fair value.  Additional information on the junior subordinated debentures carried at fair value is included in Note 9 of the Notes to Condensed Consolidated Financial Statements and under the heading Junior Subordinated Debentures.

The change in FDIC indemnification asset represents a change in cash flows expected to be recoverable under the loss-share agreements entered into with the FDIC in connection with FDIC-assisted acquisitions.

Other income for the three months ended March 31, 2013 changed primarily due to the reduction in debt capital market revenue. This revenue, related to an interest rate swap program with commercial banking customers to facilitate their risk management strategies, was $1.6 million for the first quarter of 2013, a $1.5 million decrease from the $3.1 million for the same quarter of the prior year.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2013 was $85.8 million, a decrease of $1.9 million, or 2.2%, as compared to the same period in 2012.  The following table presents the key elements of non-interest expense for the three months ended March 31, 2013 and 2012:

Non-Interest Expense

(in thousands)

	Three months ended
	March 31,
			Change	Change
	2013	2012	Amount	Percent
Salaries and employee benefits	$51,505	$47,093	$4,412	9%
Net occupancy and equipment	14,735	13,498	1,237	9%
Communications	3,203	2,942	261	9%
Marketing	861	990	(129)	(13)%
Services	5,893	6,162	(269)	(4)%
Supplies	718	665	53	8%
FDIC assessments	1,651	1,968	(317)	(16)%
Net (gain) loss on non-covered other real estate owned	(130)	3,187	(3,317)	(104)%
Net loss on covered other real estate owned	284	2,454	(2,170)	(88)%
Intangible amortization	1,204	1,212	(8)	(1)%
Merger related expenses	1,531	100	1,431	1,431%
Other expenses	4,307	7,425	(3,118)	(42)%
Total	$85,762	$87,696	$(1,934)	(2)%

Salaries and employee benefits costs increased $4.4 million in the three months ended March 31, 2013, as compared to the same period prior year, which primarily relates to an increase of 41 full-time equivalent employees, including 39 employees associated with the Circle acquisition, in addition to an increase in variable compensation costs related to the Home Lending group.

Net occupancy and equipment expense increased $1.2 million for the three months ended March 31, 2013, as compared to the same period in the prior year as a result of the addition of 7 stores, compared to the same period prior year, including 6 new locations from the Circle acquisition.

In the three months ended March 31, 2013, the Company recognized a net gain (which includes gains on sale and valuation adjustments) on non-covered other real estate owned ("OREO") properties of $0.1 million as compared to a net loss (which includes loss on sale and valuation adjustments) on non-covered OREO properties of $3.2 million in the same period a year ago. Included within the results for the three months ended March 31, 2013, the Company recognized a net loss (which includes gains on sale and valuation adjustments) on covered OREO properties of $0.3 million as compared to a net loss (which includes gains on sale and valuation adjustments) on covered OREO properties of $2.5 million in the same period a year ago. This is primarily the result of continued easing in the velocity of declining real estate values, allowing for better realization of market values of existing OREO properties.

FDIC assessments decreased for the three months ended March 31, 2013 as compared to the same period of the prior year primarily as a result of a decrease in the assessment rate, partially offset by an increase in the assessment base.

We incur significant expenses in connection with the completion and integration of bank acquisitions that are not capitalizable.  The merger-related expense incurred in 2013 related primarily to the acquisition of Circle in the fourth quarter of 2012. Classification of expenses as merger-related is done in accordance with the provisions of a written policy approved by our Board of Directors.

Other expenses decreased $3.1 million for the three months ended March 31, 2013 as compared to the same period in the prior year primarily as a result of a decrease in loan and OREO workout related costs.

Income Taxes

Our consolidated effective tax rate as a percentage of pre-tax income for the three months ended March 31, 2013 was 33.7% as compared to 34.2% for the three months ended March 31, 2012. The effective tax rates differed from the federal statutory rate of 35% and the apportioned state rate of 4.2% (net of the federal tax benefit) principally because of non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities and tax credits arising from low income housing investments.

FINANCIAL CONDITION

Investment Securities

Trading securities consist of securities held in inventory by Umpqua Investments for sale to its clients and securities invested in trust for the benefit of certain executives or former employees of acquired institutions as required by agreements. Trading securities were $3.2 million at March 31, 2013, as compared to $3.7 million at December 31, 2012. This decrease is principally attributable to a decrease in Umpqua Investments’ inventory of trading securities.

Investment securities available for sale were $2.4 billion as of March 31, 2013 compared to $2.6 billion at December 31, 2012.  Paydowns of $264.3 million, amortization of net purchase price premiums of $11.0 million and a decrease in fair value of investments securities available for sale of $4.4 million were offset by purchases of $51.2 million of investment securities available for sale.

Investment securities held to maturity were $4.2 million as of March 31, 2013 as compared to holdings of $4.5 million at December 31, 2012. The change primarily relates to paydowns and maturities of investment securities held to maturity of $0.4 million.

The following table presents the available for sale and held to maturity investment securities portfolio by major type as of March 31, 2013 and December 31, 2012:

Investment Securities Composition

(dollars in thousands)

	Investment Securities Available for Sale
	March 31, 2013		December 31, 2012
	Fair Value	%	Fair Value	%
U.S. Treasury and agencies	$45,437	2%	$45,820	2%
Obligations of states and political subdivisions	258,987	11%	263,725	10%
Residential mortgage-backed securities and
collateralized mortgage obligations	2,089,891	87%	2,313,376	88%
Other debt securities	231	—	222	—
Investments in mutual funds and other equity securities	2,071	—	2,086	—
Total	$2,396,617	100%	$2,625,229	100%

	Investment Securities Held to Maturity
	March 31, 2013		December 31, 2012
	Amortized		Amortized
	Cost	%	Cost	%
Obligations of states and political subdivisions	$350	8%	$595	13%
Residential mortgage-backed securities and
collateralized mortgage obligations	3,839	92%	3,946	87%
Total	$4,189	100%	$4,541	100%

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

Gross unrealized losses in the available for sale investment portfolio was $5.8 million at March 31, 2013.  This consisted primarily of unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations of $5.6 million.  The unrealized losses were primarily caused by interest rate increases subsequent to the purchase of the securities, and not credit quality.  In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. Additional information about the investment portfolio is provided in Note 3 of the Notes to Condensed Consolidated Financial Statements.

Restricted Equity Securities

Restricted equity securities were $32.8 million at March 31, 2013 and $33.4 million at December 31, 2012.  The decrease of $660,000 is attributable to stock redemptions by the Federal Home Loan Banks (“FHLB”) of San Francisco and Seattle during the period.  Of the $32.8 million at March 31, 2013, $31.5 million represent the Bank’s investment in the FHLBs of Seattle and San Francisco.  The remaining restricted equity securities represent investments in Pacific Coast Bankers’ Bancshares stock. FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par.

In September 2012, the FHLB of Seattle was notified by the Federal Housing Finance Agency (“Finance Agency”) that it is now classified as “adequately capitalized” as compared to the prior classification of “undercapitalized.” Under Finance Agency regulations, the FHLB of Seattle may repurchase excess capital stock under certain conditions; however it may not redeem stock or pay a dividend without Finance Agency approval.

Management periodically evaluates FHLB stock for other-than-temporary or permanent impairment. Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value.  The Company has determined there is not an other-than-temporary impairment on the FHLB stock investment as of March 31, 2013.

Loans and Leases

Non-Covered Loans and Leases

Total non-covered loans and leases outstanding at March 31, 2013 were $6.7 billion, a decrease of $17.9 million as compared to year-end 2012. This decrease is principally attributable to net loan originations of $3.4 million and covered loans transferred to non-covered loans of $7.9 million, partially offset by charge-offs of $8.7 million, transfers to other real estate owned of $5.7 million, and non-covered loans sold of $17.5 million during the period. The following table presents the concentration distribution of our non-covered loan portfolio at March 31, 2013 and December 31, 2012.

Non-Covered Loan Concentrations

(dollars in thousands)

	March 31, 2013		December 31, 2012
	Amount	Percentage	Amount	Percentage
Commercial real estate
Term & multifamily	$3,945,518	59.2%	$3,938,443	59.0%
Construction & development	196,663	3.0%	202,118	3.0%
Residential development	57,873	0.9%	57,209	0.9%
Commercial
Term	784,193	11.8%	797,802	11.9%
LOC & other	905,331	13.5%	923,328	13.8%
Residential
Mortgage	486,992	7.3%	476,579	7.1%
Home equity loans & lines	257,362	3.9%	260,797	3.9%
Consumer & other	40,890	0.6%	37,327	0.6%
Deferred loan fees, net	(11,636)	(0.2)%	(12,523)	(0.2)%
Total	$6,663,186	100.0%	$6,681,080	100.0%

Covered Loans and Leases

Total covered loans and leases outstanding at March 31, 2013 were $449.9 million, a decrease of $27.2 million as compared to year-end 2012. This decrease is principally attributable to net loan paydowns and maturities of $17.3 million and transfers of covered loans to non-covered loans of $7.9 million. The following table presents the concentration distribution of our covered loan portfolio at March 31, 2013 and December 31, 2012.

Covered Loan Concentrations

(dollars in thousands)

	March 31, 2013		December 31, 2012
	Amount	Percentage	Amount	Percentage
Commercial real estate
Term & multifamily	$358,677	76.7%	$378,009	76.4%
Construction & development	10,409	2.2%	11,711	2.4%
Residential development	9,385	2.0%	9,794	2.0%
Commercial
Term	21,340	4.6%	23,524	4.7%
LOC & other	14,682	3.1%	14,997	3.0%
Residential
Mortgage	25,946	5.5%	27,825	5.6%
Home equity loans & lines	22,358	4.8%	23,442	4.7%
Consumer & other	5,284	1.1%	6,051	1.2%
Total	468,081	100%	495,353	100%
Allowance for covered loans	(18,221)		(18,275)
Total	$449,860		$477,078

The covered loans are subject to loss-sharing agreements with the Federal Deposit Insurance Corporation (the "FDIC"). Under the terms of the Evergreen Bank ("Evergreen") acquisition loss-sharing agreement, the FDIC will cover a substantial portion of any future losses on loans, related unfunded loan commitments, OREO and accrued interest on loans for up to 90 days. The FDIC will absorb 80% of losses and share in 80% of loss recoveries on the first $90.0 million on covered assets and absorb

95% of losses and share in 95% of loss recoveries exceeding $90.0 million, except for the Bank will incur losses up to $30.2 million before the loss-sharing will commence. As of March 31, 2013, losses have exceeded $30.2 million. The loss-sharing arrangements for non-single family residential and single family residential loans are in effect for 5 years and 10 years, respectively, and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition dates.

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

Asset Quality and Non-Performing Assets

Non-Covered Loans and Leases

Non-covered, non-performing loans, which include non-covered, non-accrual loans and non-covered accruing loans past due over 90 days, totaled $61.1 million or 0.92% of  total non-covered loans as of March 31, 2013, as compared to $71.0 million, or 1.06% of total non-covered loans, at December 31, 2012. Non-covered, non-performing assets, which include non-covered, non-performing loans and non-covered, foreclosed real estate i.e. OREO, totaled $79.7 million, or 0.69% of total assets as of March 31, 2013 compared with $88.1 million, or 0.75% of total assets as of December 31, 2012.  The decrease in non-performing assets in 2013 is attributable to the improving economic environment, an improvement in real estate values in our markets and the resulting impact on our commercial real estate and commercial construction portfolio.

A loan is considered impaired when, based on current information and events, we determine it is probable that we will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. Generally, when non-covered loans are identified as impaired they are moved to our Special Assets Division. When we identify a loan as impaired, we measure the loan for potential impairment using discount cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral.  In these cases, we will use the current fair value of collateral, less selling costs.  The starting point for determining the fair value of collateral is through obtaining external appraisals.  Generally, external appraisals are updated every six to nine months.  We obtain appraisals from a pre-approved list of independent, third party, local appraisal firms.  Approval and addition to the list is based on experience, reputation, character, consistency and knowledge of the respective real estate market. At a minimum, it is ascertained that the appraiser is: (a) currently licensed in the state in which the property is located, (b) is experienced in the appraisal of properties similar to the property being appraised, (c) is actively engaged in the appraisal work, (d) has knowledge of current real estate market conditions and financing trends, (e) is reputable, and (f) is not on Freddie Mac’s or the Bank’s Exclusionary List of appraisers and brokers. In certain cases appraisals will be reviewed by our Real Estate Valuation Services Group to ensure the quality of the appraisal and the expertise and independence of the appraiser. Upon receipt and review, an external appraisal is utilized to measure a loan for potential impairment.  Our impairment analysis documents the date of the appraisal used in the analysis, whether the officer preparing the report deems it current, and, if not, allows for internal valuation adjustments with justification.  Typical justified adjustments might include discounts for continued market deterioration subsequent to appraisal date, adjustments for the release of collateral contemplated in the appraisal, or the value of other collateral or consideration not contemplated in the appraisal. An appraisal over one year old in most cases will be considered stale dated and an updated or new appraisal will be required.  Any adjustments from appraised value to net realizable value are detailed and justified in the impairment analysis, which is reviewed and approved by senior credit quality officers and the Bank's ALLL Committee. Although an external appraisal is the primary source to value collateral dependent loans, we may also utilize values obtained through purchase and sale agreements, negotiated short sales, broker price opinions, or the sales price of the note.  These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. Impairment analyses are updated, reviewed and approved on a quarterly basis at or near the end of each reporting period.  Appraisals or other alternative sources of value received subsequent to the reporting period, but prior to our filing of periodic

reports, are considered and evaluated to ensure our periodic filings are materially correct and not misleading.    Based on these processes, we do not believe there are significant time lapses for the recognition of additional loan loss provisions or charge-offs from the date they become known.

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

Upon acquisition of real estate collateral, typically through the foreclosure process, we promptly begin to market the property for sale. If we do not begin to receive offers or indications of interest we will analyze the price and review market conditions to assess whether a lower price reflects the market value of the property and would enable us to sell the property.  In addition, we update appraisals on other real estate owned property six to 12 months after the most recent appraisal. Increases in valuation adjustments recorded in a period are primarily based on a) updated appraisals received during the period, or b) management's authorization to reduce the selling price of the property during the period.  Unless a current appraisal is available, an appraisal will be ordered prior to a loan moving to other real estate owned.  Foreclosed properties held as other real estate owned are recorded at the lower of the recorded investment in the loan or market value of the property less expected selling costs. Non-covered other real estate owned at March 31, 2013 totaled $18.7 million and consisted of 33 properties.

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

The Bank has written down impaired, non-covered non-accrual loans as of March 31, 2013 to their estimated net realizable value, based on disposition value, and expects resolution with no additional material loss, absent further decline in market prices.

The following table summarizes our non-covered non-performing assets and restructured loans as of March 31, 2013 and December 31, 2012:

Non-Covered Non-Performing Assets

(in thousands)

	March 31,	December 31,
	2013	2012
Non-covered loans on non-accrual status	$55,234	$66,736
Non-covered loans past due 90 days or more and accruing	5,824	4,232
Total non-covered non-performing loans	61,058	70,968
Non-covered other real estate owned	18,673	17,138
Total non-covered non-performing assets	$79,731	$88,106
Restructured loans (1)	$74,092	$70,602
Allowance for loan losses	$84,692	$85,391
Reserve for unfunded commitments	1,269	1,223
Allowance for credit losses	$85,961	$86,614
Asset quality ratios:
Non-covered non-performing assets to total assets	0.69%	0.75%
Non-covered non-performing loans to total non-covered loans	0.92%	1.06%
Allowance for non-covered loan losses to total non-covered loans	1.27%	1.28%
Allowance for non-covered credit losses to total non-covered loans	1.29%	1.30%
Allowance for non-covered credit losses to total non-covered non-performing loans	141%	122%

(1)	Represents accruing restructured non-covered loans performing according to their restructured terms.

The following tables summarize our non-covered non-performing assets by loan type and region as of March 31, 2013 and December 31, 2012:

Non-Covered Non-Performing Assets by Type and Region

(in thousands)

	March 31, 2013
		Northwest	Southern	Northern	Central	Greater Bay
	Washington	Oregon	Oregon	California	California	California	Total
Loans on non-accrual status:
Commercial real estate
Term & multifamily	$456	$19,097	$4,884	$3,189	$3,261	$4,704	$35,591
Construction & development	—	—	—	—	—	—	—
Residential development	—	4,710	—	—	254	—	4,964
Commercial
Term	—	7,905	228	2,978	335	177	11,623
LOC & other	—	1,116	254	—	701	936	3,007
Residential
Mortgage	—	—	—	—	—	—	—
Home equity loans & lines	—	—	—	—	—	49	49
Consumer & other	—	—	—	—	—	—	—
Total	456	32,828	5,366	6,167	4,551	5,866	55,234
Loans past due 90 days or more and accruing:
Commercial real estate
Term & multifamily	$—	$—	$—	$238	$—	$—	$238
Construction & development	—	—	—	—	—	—	—
Residential development	—	—	—	—	—	—	—
Commercial
Term	—	—	2	—	—	—	2
LOC & other	—	—	—	—	—	—	—
Residential
Mortgage	—	4,493	—	—	—	—	4,493
Home equity loans & lines	73	300	165	171	146	138	993
Consumer & other	7	6	17	65	3	—	98
Total	80	4,799	184	474	149	138	5,824
Total non-performing loans	536	37,627	5,550	6,641	4,700	6,004	61,058
Other real estate owned:
Commercial real estate
Term & multifamily	$—	$5,517	$—	$747	$3,069	$—	$9,333
Construction & development	662	—	—	—	485	1,440	2,587
Residential development	1,693	312	654	—	—	—	2,659
Commercial
Term	—	1,628	—	—	—	—	1,628
LOC & other	180	63	—	—	—	—	243
Residential
Mortgage	—	1,206	—	—	—	—	1,206
Home equity loans & lines	—	656	31	330	—	—	1,017
Consumer & other	—	—	—	—	—	—	—
Total	2,535	9,382	685	1,077	3,554	1,440	18,673
Total non-performing assets	$3,071	$47,009	$6,235	$7,718	$8,254	$7,444	$79,731

	December 31, 2012
		Northwest	Southern	Northern	Central	Greater Bay
	Washington	Oregon	Oregon	California	California	California	Total
Loans on non-accrual status:
Commercial real estate
Term & multifamily	$139	$22,683	$3,543	$2,514	$10,228	$4,183	$43,290
Construction & development	662	—	—	—	3,515	—	4,177
Residential development	—	5,132	—	—	—	—	5,132
Commercial
Term	114	2,602	239	2,987	921	177	7,040
LOC & other	—	1,180	172	—	2,922	2,753	7,027
Residential
Mortgage	—	—	—	—	—	—	—
Home equity loans & lines	—	—	—	—	—	49	49
Consumer & other	—	—	—	—	—	21	21
Total	915	31,597	3,954	5,501	17,586	7,183	66,736
Loans past due 90 days or more and accruing:
Commercial real estate
Term & multifamily	$—	$—	$—	$—	$—	$—	$—
Construction & development	—	—	—	—	—	—	—
Residential development	—	—	—	—	—	—	—
Commercial
Term	—	81	—	—	—	—	81
LOC & other	—	—	—	—	—	—	—
Residential
Mortgage	—	3,303	—	—	—	—	3,303
Home equity loans & lines	—	355	50	215	—	138	758
Consumer & other	2	5	20	8	25	30	90
Total	2	3,744	70	223	25	168	4,232
Total non-performing loans	917	35,341	4,024	5,724	17,611	7,351	70,968
Other real estate owned:
Commercial real estate
Term & multifamily	$—	$5,822	$—	$747	$—	$—	$6,569
Construction & development	—	—	—	—	984	1,440	2,424
Residential development	1,693	312	655	—	886	—	3,546
Commercial
Term	—	1,656	—	—	—	—	1,656
LOC & other	907	63	—	—	—	—	970
Residential
Mortgage	—	964	—	—	—	—	964
Home equity loans & lines	—	656	—	—	191	162	1,009
Consumer & other	—	—	—	—	—	—	—
Total	2,600	9,473	655	747	2,061	1,602	17,138
Total non-performing assets	$3,517	$44,814	$4,679	$6,471	$19,672	$8,953	$88,106

As of March 31, 2013, the non-covered non-performing assets of $79.7 million have been written down by 30%, or $34.3 million, from their original balance of $114.1 million.

The Company is continually performing extensive reviews of our permanent commercial real estate portfolio, including stress testing.  These reviews were performed on both our non-owner and owner occupied credits. These reviews were completed to verify leasing status, to ensure the accuracy of risk ratings, and to develop proactive action plans with borrowers on projects where debt service coverage has dropped below the Bank’s benchmark.  The stress testing has been performed to determine the effect of rising cap rates, interest rates and vacancy rates, on this portfolio.  Based on our analysis, the Bank believes lending teams are effectively managing the risks in this portfolio. There can be no assurance that any further declines in economic conditions, such as potential increases in retail or office vacancy rates, will exceed the projected assumptions utilized in the stress testing and may result in additional non-covered,  non-performing loans in the future.

Non-Covered Restructured Loans

At March 31, 2013 and December 31, 2012, non-covered impaired loans of $74.1 million and $70.6 million were classified as non-covered performing restructured loans, respectively.  The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The non-covered performing restructured loans on accrual status represent principally the only impaired loans accruing interest at March 31, 2013.  In order for a restructured loan to be considered performing and on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan must be current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Bank had no obligation to lend additional funds on the restructured loans as of March 31, 2013.

Residential Modification Program
The Bank’s modification program is designed to enable the Bank to work with its customers experiencing financial difficulty to maximize repayment.   While the Bank has designed guidelines similar to the government sponsored Home Affordable Refinance Program and Home Affordable Modification Program, the bank participates in the programs only in the capacity as servicer on behalf of investor loans that have been sold.

A and B Note Workout Structures
The Bank performs A note/B note workout structures as a subset of the Bank’s troubled debt restructuring strategy.  The amount of loans restructured using this structure was $8.6 million and $12.6 million as of March 31, 2013 and December 31, 2012, respectively.

Under an A note/B note workout structure, a new A note is underwritten in accordance with customary troubled debt restructuring underwriting standards and is reasonably assured of full repayment while the corresponding B note is not.  The B note is immediately charged off upon restructuring.

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

The following tables summarize our performing non-covered restructured loans by loan type and region as of March 31, 2013 and December 31, 2012:

Non-Covered Restructured Loans by Type and Region

(in thousands)

	March 31, 2013
		Northwest	Southern	Northern	Central	Greater Bay
	Washington	Oregon	Oregon	California	California	California	Total
Commercial real estate
Term & multifamily	$13,407	$14,947	$3,870	$643	$10,866	$—	$43,733
Construction & development	—	8,678	—	—	3,814	—	12,492
Residential development	—	8,013	—	—	7,944	—	15,957
Commercial
Term	—	—	—	351	—	—	351
LOC & other	—	—	—	—	1,270	—	1,270
Residential
Mortgage	—	289	—	—	—	—	289
Home equity loans & lines	—	—	—	—	—	—	—
Consumer & other	—	—	—	—	—	—	—
Total	$13,407	$31,927	$3,870	$994	$23,894	$—	$74,092

(in thousands)

	December 31, 2012
		Northwest	Southern	Northern	Central	Greater Bay
	Washington	Oregon	Oregon	California	California	California	Total
Commercial real estate
Term & multifamily	$13,482	$10,725	$3,870	$654	$10,882	$—	$39,613
Construction & development	—	8,739	—	—	3,813	—	12,552
Residential development	—	8,455	—	—	8,686	—	17,141
Commercial
Term	—	—	—	350	—	—	350
LOC & other	—	—	—	—	820	—	820
Residential
Mortgage	—	—	—	—	—	—	—
Home equity loans & lines	—	—	—	—	—	126	126
Consumer & other	—	—	—	—	—	—	—
Total	$13,482	$27,919	$3,870	$1,004	$24,201	$126	$70,602

The following table presents a distribution of our performing non-covered restructured loans by year of maturity, according to the restructured terms, as of March 31, 2013:

(in thousands)

Year	Amount
2013	$47,800
2014	—
2015	9,915
2016	9,302
2017	2,475
Thereafter	4,600
Total	$74,092

The Bank has had varying degrees of success with different types of concessions.  The following table presents the percentage of troubled debt restructurings, by type of concession, at March 31, 2013 that have performed and are expected to perform according to the troubled debt restructuring agreement:

March 31, 2013
Rate	98%
Interest Only	100%
Payment	100%
Combination	82%

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

Covered Non-Performing Assets

Covered non-performing assets totaled $7.9 million, or 0.07% of total assets at March 31, 2013 as compared to $10.4 million, or 0.09% of total assets at December 31, 2012. These covered nonperforming assets are subject to shared-loss agreements with the FDIC. The following tables summarize our covered non-performing assets by loan type as of March 31, 2013 and December 31, 2012:

(in thousands)

	March 31, 2013
	Evergreen	Rainier	Nevada Security	Total
Covered other real estate owned:
Commercial real estate
Term & multifamily	$726	$1,275	$1,901	$3,902
Construction & development	295	—	3,277	3,572
Residential development	—	—	243	243
Commercial
Term	—	—	179	179
LOC & other	—	—	—	—
Residential
Mortgage	—	—	—	—
Home equity loans & lines	—	—	—	—
Consumer & other	—	—	—	—
Total	$1,021	$1,275	$5,600	$7,896

(in thousands)

	December 31, 2012
	Evergreen	Rainier	Nevada Security	Total
Covered other real estate owned:
Commercial real estate
Term & multifamily	$958	$1,540	$2,371	$4,869
Construction & development	319	482	3,286	4,087
Residential development	347	—	243	590
Commercial
Term	—	332	—	332
LOC & other	—	—	—	—
Residential
Mortgage	421	75	—	496
Home equity loans & lines	—	—	—	—
Consumer & other	—	—	—	—
Total	$2,045	$2,429	$5,900	$10,374

Total Non-Performing Assets

The following tables summarize our total (including covered and non-covered) nonperforming assets at March 31, 2013 and December 31, 2012:

(dollars in thousands)

	March 31,	December 31,
	2013	2012
Loans on non-accrual status	$55,234	$66,736
Loans past due 90 days or more and accruing	5,824	4,232
Total non-performing loans	61,058	70,968
Other real estate owned	26,569	27,512
Total non-performing assets	$87,627	$98,480
Asset quality ratios:
Total non-performing assets to total assets	0.76%	0.83%
Total non-performing loans to total loans	0.86%	0.99%

Allowance for Non-Covered Loan and Lease Losses and Reserve for Unfunded Commitments

The ALLL totaled $84.7 million at March 31, 2013,  a decrease of $0.7 million from the $85.4 million at December 31, 2012. The decrease in the ALLL from the prior year-end results is principally attributable to net charge-offs exceeding the non-covered provision for loan and lease losses and improved credit quality of our portfolio. The following table shows the activity in the ALLL for the three months ended March 31, 2013 and 2012:

Allowance for Non-Covered Loan and Lease Losses

(in thousands)

	Three months ended
	March 31,
	2013	2012
Balance, beginning of period	$85,391	$92,968
Loans charged off:
Commercial real estate	(1,454)	(5,772)
Commercial	(6,174)	(3,843)
Residential	(904)	(2,588)
Consumer & other	(193)	(488)
Total loans charged off	(8,725)	(12,691)
Recoveries:
Commercial real estate	470	955
Commercial	367	2,060
Residential	92	95
Consumer & other	109	116
Total recoveries	1,038	3,226
Net charge-offs	(7,687)	(9,465)
Provision charged to operations	6,988	3,167
Balance, end of period	$84,692	$86,670
As a percentage of average non-covered loans and leases (annualized):
Net charge-offs	0.47%	0.64%
Provision for non-covered loan and lease losses	0.43%	0.21%
Recoveries as a percentage of charge-offs	11.90%	25.42%

The decrease in the non-covered allowance for loan and lease losses as of March 31, 2013 in relation to the same period of the prior year is primarily a result of continued improving credit quality of the loan portfolio, resulting in decreased net charge-offs, offset by provision for loan and lease losses due to the continued resolution of non-performing loans. Additional discussion on the change in provision for loan and lease losses is provided under the heading Provision for Loan and Lease Losses above.

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

The following table sets forth the allocation of the allowance for non-covered loan and lease losses and percent of loans in each category to total loans (excluding deferred loan fees) as of March 31, 2013 and December 31, 2012:

(dollars in thousands)

	March 31, 2013		December 31, 2012
	Amount	%	Amount	%
Commercial real estate	$55,095	63%	$54,909	64%
Commercial	21,661	25%	22,925	25%
Residential	7,219	11%	6,925	10%
Consumer & other	717	1%	632	1%
Unallocated	—		—
Allowance for non-covered loan and lease losses	$84,692		$85,391

At March 31, 2013, the recorded investment in non-covered loans classified as impaired totaled $134.3 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $2.0 million.  The valuation allowance on impaired loans represents the impairment reserves on performing current and former non-covered restructured loans and nonaccrual loans. At December 31, 2012, the total recorded investment in non-covered impaired loans was $142.4 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $1.4 million.  The valuation allowance on impaired loans represents the impairment reserves on performing current and former non-covered restructured loans and nonaccrual loans at December 31, 2012.

The following table presents a summary of activity in the reserve for unfunded commitments (“RUC”):

Summary of Reserve for Unfunded Commitments Activity

(in thousands)

	Three months ended
	March 31,
	2013	2012
Balance, beginning of period	$1,223	$940
Net change to other expense:
Commercial real estate	(13)	38
Commercial	43	145
Residential	9	(22)
Consumer & other	7	1
Total change to other expense	46	162
Balance, end of period	$1,269	$1,102

We believe that the ALLL and RUC at March 31, 2013 are sufficient to absorb losses inherent in the loan portfolio and credit commitments outstanding as of that date based on the best information available. This assessment, based in part on historical levels of net charge-offs, loan growth, and a detailed review of the quality of the loan portfolio, involves uncertainty and judgment. Therefore, the adequacy of the ALLL and RUC cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

Allowance for Covered Loan and lease Losses

The covered ALLL totaled $18.2 million at March 31, 2013, a decrease of $0.1 million from the $18.3 million at December 31, 2012. The decrease in the covered ALLL from the prior year end results from changes in the amount and the timing of expected cash flows on the acquired loans compared to those previously estimated and charge-offs of unpaid principal balance against previously established allowance, as measured on a pool basis.  The following table summarizes activity related to the allowance for covered loan and lease losses by covered loan portfolio segment for the three months ended March 31, 2013 and 2012, respectively:

Allowance for Covered Loan and Lease Losses

(in thousands)

	Three months ended
	March 31,
	2013	2012
Balance, beginning of period	$18,275	$14,320
Loans charged off:
Commercial real estate	(261)	(931)
Commercial	(328)	(508)
Residential	(50)	(303)
Consumer & other	(178)	(478)
Total loans charged off	(817)	(2,220)
Recoveries:
Commercial real estate	295	337
Commercial	164	169
Residential	37	32
Consumer & other	35	28
Total recoveries	531	566
Net charge-offs	(286)	(1,654)
Covered provision charged to operations	232	(31)
Balance, end of period	$18,221	$12,635

As a percentage of average covered loans and leases (annualized):
Net charge-offs	0.25%	1.09%
Provision for covered loan and lease losses	0.20%	(0.02)%

The following table sets forth the allocation of the allowance for covered loan and lease losses and percent of covered loans in each category to total loans as of March 31, 2013 and December 31, 2012:

(in thousands)

	March 31, 2013		December 31, 2012
	Amount	%	Amount	%
Commercial real estate	$12,374	81%	$12,129	81%
Commercial	4,867	8%	4,980	8%
Residential	685	10%	804	10%
Consumer & other	295	1%	362	1%
Allowance for covered loan and lease losses	$18,221		$18,275

Mortgage Servicing Rights

The following table presents the key elements of our mortgage servicing rights asset for the three months ended March 31, 2013 and 2012, respectively:

Summary of Mortgage Servicing Rights

(in thousands)

	Three months ended
	March 31,
	2013	2012
Balance, beginning of period	$27,428	$18,184
Additions for new mortgage servicing rights capitalized	6,403	2,948
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(1,525)	(94)
Other(2)	(209)	(828)
Balance, end of period	$32,097	$20,210

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our serviced loan portfolio as of March 31, 2013 and December 31, 2012 was as follows:

(dollars in thousands)

	March 31, 2013	December 31, 2012
Balance of loans serviced for others	$3,624,819	$3,162,080
MSR as a percentage of serviced loans	0.89%	0.87%

Mortgage servicing rights are adjusted to fair value quarterly with the change recorded in mortgage banking revenue.

Goodwill and Other Intangible Assets

At March 31, 2013, we had goodwill and other intangible assets of $684.1 million, as compared to $685.3 million at December 31, 2012.  The goodwill recorded in connection with acquisitions represents the excess of the purchase price over the estimated fair value of the net assets acquired.  Goodwill and other intangible assets with indefinite lives are not amortized but instead are periodically tested for impairment.  Management evaluates intangible assets with indefinite lives on an annual basis as of December 31. Additionally, we perform impairment evaluations on an interim basis when events or circumstances indicate impairment potentially exists.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred.  Such indicators may include, among others, a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; adverse action or assessment by a regulator; and unanticipated competition.

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

At March 31, 2013, we had other intangible assets of $16.0 million, as compared to $17.1 million at December 31, 2012.   Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and are also reviewed for impairment.  We amortize other intangible assets on an accelerated or straight-line basis over an estimated ten to fifteen year life.  No impairment losses separate from the scheduled amortization have been recognized in the periods presented.

Deposits

Total deposits were $9.1 billion at March 31, 2013, a decrease of $307.6 million, or 3.3%, as compared to year-end 2012.  The decline primarily resulted from planned run-off of higher priced money market, time and public deposits.

The following table presents the deposit balances by major category as of March 31, 2013 and December 31, 2012:

Deposits
(dollars in thousands)

	March 31, 2013		December 31, 2012
	Amount	Percentage	Amount	Percentage
Non-interest bearing	$2,175,140	24%	$2,278,914	25%
Interest bearing demand	1,157,010	13%	1,215,002	13%
Money market	3,288,339	36%	3,407,047	36%
Savings	503,755	6%	475,325	5%
Time, $100,000 or greater	1,391,685	15%	1,429,153	15%
Time, less than $100,000	555,726	6%	573,834	6%
Total	$9,071,655	100%	$9,379,275	100%

The following table presents the average deposit and average rate paid on those deposits, by major category, as of the three months ended March 31, 2013 and 2012:

(dollars in thousands)

	Three months ended
	March 31,
	2013		2012
	Average	Average	Average	Average
	Deposits	Rate	Deposits	Rate
Non-interest bearing	$2,155,110	—	$1,881,612	—
Interest bearing demand	1,201,224	0.10%	1,070,713	0.21%
Money market	3,272,646	0.11%	3,564,038	0.25%
Savings	489,614	0.06%	400,036	0.07%
Time	1,973,748	0.94%	2,216,243	1.09%
Total	$9,092,342		$9,132,642

The Bank has an agreement with Promontory Interfinancial Network LLC (“Promontory”) that makes it possible to provide FDIC deposit insurance to balances in excess of current deposit insurance limits.  Promontory’s Certificate of Deposit Account Registry Service (“CDARS”) uses a deposit-matching program to exchange Bank deposits in excess of the current deposit insurance limits for excess balances at other participating banks, on a dollar-for-dollar basis, that would be fully insured at the Bank.  This product is designed to enhance our ability to attract and retain customers and increase deposits, by providing additional FDIC coverage to customers.  CDARS deposits can be reciprocal or one-way.  All of the Bank’s CDARS deposits are reciprocal.  At March 31, 2013 and December 31, 2012, the Company’s CDARS balances totaled $168.2 million and $154.1 million, respectively.  Of these totals, at March 31, 2013 and December 31, 2012, $159.0 million and  $146.1 million, respectively, represented time deposits equal to or greater than $100,000 but were fully insured under current deposit insurance limits.

The Dodd-Frank Act provided for unlimited deposit insurance for non-interest bearing transactions accounts, excluding NOW (interest bearing deposit accounts) and including all IOLTAs (lawyers' trust accounts), beginning December 31, 2010 for a period of two years. The program expired December 31, 2012. The Dodd-Frank Act permanently raises the current standard maximum federal deposit insurance amount from $100,000 to $250,000 per qualified account.
Borrowings

At March 31, 2013, the Bank had outstanding $142.8 million of securities sold under agreements to repurchase and no outstanding federal funds purchased balances. The Bank had outstanding term debt of $253.1 million at March 31, 2013. Term debt outstanding as of March 31, 2013 decreased $525,000 since December 31, 2012 as a result of accretion of purchase accounting adjustments. Advances from the FHLB amounted to $245.0 million of the total term debt and are secured by investment securities and loans secured by real estate.  The FHLB advances have fixed interest rates ranging from 4.46% to 4.72% and mature in 2016 and 2017.

Junior Subordinated Debentures

We had junior subordinated debentures with carrying values of $187.8 million and $196.1 million at March 31, 2013 and December 31, 2012, respectively.  The decrease is primarily due to the redemption of $8.8 million in junior subordinated debentures during the quarter.

At March 31, 2013, approximately $219.6 million, or 95% of the total issued amount, had interest rates that are adjustable on a quarterly basis based on a spread over three month LIBOR.  Interest expense for junior subordinated debentures decreased for the three months ended March 31, 2013, compared to the same period in 2012, primarily resulting from decreases in three month LIBOR.  Although increases in three month LIBOR will increase the interest expense for junior subordinated debentures, we believe that other attributes of our balance sheet will serve to mitigate the impact to net interest income on a consolidated basis.

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

On a quarterly basis we assess entity-specific qualitative considerations that if not mitigated or represents a material change from the prior reporting period may result in a change to the perceived creditworthiness and ultimately the estimated credit risk adjusted spread utilized to value these liabilities.  Entity-specific considerations that positively impact our creditworthiness include: our strong capital position resulting from our successful public stock offerings in 2009 and 2010, that offers us flexibility to pursue business opportunities such as mergers and  acquisitions, or expand our footprint and product offerings; having significant levels of on and off-balance sheet liquidity; being profitable; and, having an experienced management team.  However, these positive considerations are mitigated by significant risks and uncertainties that impact our creditworthiness and ability to maintain capital adequacy in the future. Specific risks and concerns include: given our concentration of loans secured by real estate in our loan portfolio, a continued and sustained deterioration of the real estate market may result in declines in the value of the underlying collateral and increased delinquencies that could result in an increased of charge-offs; despite recent improvement, our credit quality metrics remain negatively elevated since 2007 relative to historical standards; the continuation of current economic downturn that has been particularly severe in our primary markets could adversely affect our business; recent increased regulation facing our industry, such as the Dodd-Frank Act, will increase the cost of compliance and restrict our ability to conduct business consistent with historical practices, and could negatively impact profitability; we have a significant amount of goodwill and other intangible assets that dilute our available tangible common equity; and the carrying value of certain material, recently recorded assets on our balance sheet, such as the FDIC loss-sharing indemnification asset, are highly reliant on management estimates, such as the timing or amount of losses that are estimated to be covered, and the assumed continued compliance with the provisions of the loss-share agreement. To the extent assumptions ultimately prove incorrect or should we consciously forego or unknowingly violate the guidelines of the agreement, an impairment of the asset may result which would reduce capital.

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

Absent changes to the significant inputs utilized in the discounted cash flow model used to measure the fair value of these instruments at each reporting period, the cumulative discount for each junior subordinated debenture will reverse over time, ultimately returning the carrying values of these instruments to their notional values at their expected redemption dates, in a manner similar to the effective yield method as if these instruments were accounted for under the amortized cost method.   For the three months ended March 31, 2013 and 2012, we recorded a loss of $542,000 as compared to loss of $548,000, respectively, resulting from the change in fair value of the junior subordinated debentures recorded at fair value.  Observable activity in the junior subordinated debenture and related markets in future periods may change the effective rate used to discount these liabilities, and could result in additional fair value adjustments (gains or losses on junior subordinated debentures measured at fair value) outside the expected periodic change in fair value had the fair value assumptions remained unchanged.

As noted above, the Dodd-Frank Act limits the ability of certain bank holding companies to treat trust preferred security debt issuances as Tier 1 capital.  As the Company had less than $15 billion in assets at December 31, 2009, under the Dodd-Frank Act, the Company will be able to continue to include its existing trust preferred securities, less the common stock of the Trusts, in Tier 1 capital. However, under a recently issued notice of proposed rulemaking by federal banking regulators to revise the regulatory capital rules to incorporate certain revisions by the Basel Committee on Banking Supervision to the Basel capital framework (Basel III), the trust preferred security debt issuances would be phased out of Tier 1 capital into Tier 2 capital over a 10 year period. If the proposed rulemaking becomes effective, it is possible the Company may accelerate redemption of the existing junior subordinated debentures.  This could result in adjustments to the fair value of these instruments including the acceleration of losses on junior subordinated debentures carried at fair value within non-interest income. At March 31, 2013, the Company's restricted core capital elements were 17.5% of total core capital, net of goodwill and any associated deferred tax liability.

Additional information regarding junior subordinated debentures measured at fair value is included in Note 16 of the Notes to Condensed Consolidated Financial Statements.

All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of March 31, 2013, under guidance issued by the Board of Governors of the Federal Reserve System. Additional information regarding the terms of the junior subordinated debentures, including maturity/redemption dates, interest rates and the fair value election, is included in Note 9 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Cash Flow

The principal objective of our liquidity management program is to maintain the Bank's ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance.  Public deposits represent 10.2% of total deposits at March 31, 2013 and 10.6% of total deposits at December 31, 2012. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state’s risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $2.2 billion at March 31, 2013 subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $460.6 million subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $185.0 million at March 31, 2013. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company's revenues are obtained from dividends declared and paid by the Bank. There were $12.5 million of dividends paid by the Bank to the Company in the three months ended March 31, 2013.  There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to fund its quarterly cash dividend distributions to common shareholders and meet its ongoing cash obligations, which consist principally of debt service on the $230.1 million (issued amount) of outstanding junior subordinated debentures. As of March 31, 2013, the Company did not have any borrowing arrangements of its own.

As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $234.7 million during the three months ended March 31, 2013. The difference between cash provided by operating activities and net income largely consisted of originations of loans held for sale of $471.2 million offset by proceeds from the sale of loans held for sale of $675.2 million.

Net cash of $250.6 million provided by investing activities consisted principally of proceeds from investment securities available for sale of $264.3 million, proceeds from sale of non-covered loans of $17.5 million, and net covered loan paydowns of $17.3 million, partially offset by $51.2 million of purchases of investment securities available for sale, and purchases of premises and equipment of $5.2 million.

Net cash of $310.9 million used by financing activities primarily consisted of $307.5 million decrease in net deposits and $8.8 million of repayment of junior subordinated debentures, partially offset by $5.7 million in net securities sold under agreements to repurchase.

Although we expect the Bank's and the Company's liquidity positions to remain satisfactory during 2013, it is possible that our deposit growth for 2013 not be maintained at previous levels due to pricing pressure or, in order to generate deposit growth, our pricing may need to be adjusted in a manner that results in increased interest expense on deposits.

Off-balance-Sheet Arrangements

Information regarding Off-Balance-Sheet Arrangements is included in Note 10 of the Notes to Condensed Consolidated Financial Statements.

Concentrations of Credit Risk
Information regarding Concentrations of Credit Risk is included in Note 10 of the Notes to Condensed Consolidated Financial Statements.

Capital Resources

Shareholders' equity at March 31, 2013 was $1.7 billion, an increase of $10.2 million from December 31, 2012. The increase in shareholders' equity during the three months ended March 31, 2013 was principally due to net income of $23.4 million, offset by common stock dividends declared of $11.3 million.

The following table the Company's consolidated and the Bank’s capital adequacy ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a “well-capitalized” institution at March 31, 2013 and December 31, 2012:

(dollars in thousands)

			For Capital		To be Well
	Actual		Adequacy purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2013
Total Capital
(to Risk Weighted Assets)
Consolidated	$1,358,917	16.90%	$643,274	8.00%	$804,093	10.00%
Umpqua Bank	$1,245,014	15.50%	$642,588	8.00%	$803,235	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$1,258,368	15.65%	$321,628	4.00%	$482,441	6.00%
Umpqua Bank	$1,144,558	14.25%	$321,279	4.00%	$481,919	6.00%
Tier I Capital
(to Average Assets)
Consolidated	$1,258,368	11.62%	$435,852	4.00%	$541,466	5.00%
Umpqua Bank	$1,144,558	10.58%	$435,397	4.00%	$540,906	5.00%
As of December 31, 2012
Total Capital
(to Risk Weighted Assets)
Consolidated	$1,357,206	16.52%	$657,243	8.00%	$821,553	10.00%
Umpqua Bank	$1,234,010	15.03%	$656,825	8.00%	$821,031	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$1,254,514	15.27%	$328,622	4.00%	$492,933	6.00%
Umpqua Bank	$1,131,373	13.78%	$328,410	4.00%	$492,615	6.00%
Tier I Capital
(to Average Assets)
Consolidated	$1,254,514	11.44%	$438,641	4.00%	$548,302	5.00%
Umpqua Bank	$1,131,373	10.32%	$438,517	4.00%	$548,146	5.00%

The Company’s share repurchase plan, which was first approved by the Company's Board of Directors and announced in August 2003, was amended on September 29, 2011 to increase the number of common shares available for repurchase under the plan to 15 million shares.  In April 2013, the repurchase program was extended to run through June 2015. As of March 31, 2013, a total of 12.1 million shares remained available for repurchase. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan.  In addition, our stock plans provide that option and award holders may pay for the exercise price and tax withholdings in part or whole by tendering previously held shares.

The Company’s dividend policy considers, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth to determine the amount of dividends declared, if any, on a quarterly basis. There is no assurance that future cash dividends on common shares will be declared or increased. The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three months ended March 31, 2013 and 2012:

Cash Dividends and Payout Ratios per Common Share

	Three months ended
	March 31,
	2013	2012
Dividend declared per common share	$0.10	$0.07
Dividend payout ratio	48%	30%

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of March 31, 2013 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.             Controls and Procedures

Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic filings with the Securities and Exchange Commission. The disclosure controls and procedures were last evaluated by management as of March 31, 2013.

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

In our Form 10-K for the period ending December 31, 2011, we initially reported on a class action lawsuit filed in the U.S. District Court for the Northern District of California against the Bank by Amber Hawthorne relating to overdraft fees and the posting order of point of sale and ACH items.  There have been no material developments in the case since it was filed.

See Note 10 of the Notes to the Condensed Consolidated Financial Statements for a discussion of the Company’s involvement in litigation pertaining to Visa Inc.

Item 1A.   Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under "Part I--Item 1A--Risk Factors" in our Form 10-K for the year ended December 31, 2012.   These factors could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable

(b)Not applicable

(c)The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2013:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
1/1/13 - 1/31/13	24,543	$12.70	—	12,111,456
2/1/13 - 2/28/13	7,773	$12.86	—	12,111,456
3/1/13 - 3/31/13	1,233	$13.10	—	12,111,456
Total for quarter	33,549	$12.75	—

(1)
Common shares repurchased by the Company during the quarter consist of cancellation of 32,695 restricted stock awards and no restricted stock units to pay withholding taxes.  During the three months ended March 31, 2013, 854 common shares were repurchased in connection with option exercises and no shares were repurchased pursuant to the Company’s publicly announced corporate stock repurchase plan described in (2) below.

(2)
The Company’s share repurchase plan, which was first approved by its Board of Directors and announced in August 2003, was amended on September 29, 2011 to increase the number of common shares available for repurchase under the plan to 15 million shares.  The repurchase program was extended in April 2013 to run through June 2015. As of March 31, 2013, a total of 12.1 million shares remained available for repurchase. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan.

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

UMPQUA HOLDINGS CORPORATION
(Registrant)

Dated	May 2, 2013	/s/ Raymond P. Davis
President and Chief Executive Officer Raymond P. Davis

Dated	May 2, 2013	/s/ Ronald L. Farnsworth
Ronald L. Farnsworth Executive Vice President/ Chief Financial Officer and Principal Financial Officer

Dated	May 2, 2013	/s/ Neal T. McLaughlin
Neal T. McLaughlin Executive Vice President/Treasurer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit
3.1	(a) Restated Articles of Incorporation with designation of Fixed Rate Cumulative Perpetual Preferred Stock, Series A
and designation of Series B Common Stock Equivalent preferred stock

3.2	(b) Bylaws, as amended

4.1	(c) Specimen Common Stock Certificate

10.1	(d) Form of Restricted Stock Agreement issued January 31, 2013, in varying amounts, to named executive officers
Ron L. Farnsworth, Neal T. McLaughlin, Kelly J. Johnson, Ulderico Calero Jr., Mark Wardlow, Steven L. Philpott,
Raymond P. Davis, and Barbara J. Baker**

10.2	(e) Amendment to Employment Agreements of executive officers Ron L. Farnsworth, Steven L. Philpott and Neal T.
McLaughlin effective January 9, 2013**

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to
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
**Indicates compensatory plan or arrangement

(a)	Incorporated by reference to Exhibit 3.1 to Form 10-Q filed May 7, 2010

(b)	Incorporated by reference to Exhibit 3.2 to Form 8-K filed April 22, 2008

(c)	Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 (No. 333-77259) filed April 28, 1999

(d)	Incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 4, 2012

(e)	Incorporated by reference to Exhibit 99.1 to Form 8-K filed January 14, 2013