Form 10-Q
period 2013-06-30
UMPQUA HOLDINGS CORP
filed 2013-08-06
CIK 1077771

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended: June 30, 2013
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

Common stock, no par value: 111,904,138 shares outstanding as of July 31, 2013

UMPQUA HOLDINGS CORPORATION
FORM 10-Q

PART I.        FINANCIAL INFORMATION
Item 1.        Financial Statements (unaudited)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except shares)
	June 30,	December 31,
	2013	2012
ASSETS
Cash and due from banks	$143,409	$223,532
Interest bearing deposits	659,817	315,053
Temporary investments	1,768	5,202
Total cash and cash equivalents	804,994	543,787
Investment securities
Trading, at fair value	3,863	3,747
Available for sale, at fair value	2,083,755	2,625,229
Held to maturity, at amortized cost	3,741	4,541
Loans held for sale, at fair value	173,994	320,132
Non-covered loans and leases	6,787,117	6,681,080
Allowance for non-covered loan and lease losses	(85,836)	(85,391)
Net non-covered loans and leases	6,701,281	6,595,689
Covered loans and leases, net of allowance of $14,367 and $18,275	419,059	477,078
Restricted equity securities	32,112	33,443
Premises and equipment, net	170,145	162,667
Goodwill and other intangible assets, net	682,971	685,331
Mortgage servicing rights, at fair value	38,192	27,428
Non-covered other real estate owned	13,235	17,138
Covered other real estate owned	3,484	10,374
FDIC indemnification asset	36,263	52,798
Other assets	225,119	236,061
Total assets	$11,392,208	$11,795,443
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest bearing	$2,218,536	$2,278,914
Interest bearing	6,737,789	7,100,361
Total deposits	8,956,325	9,379,275
Securities sold under agreements to repurchase	176,447	137,075
Term debt	252,543	253,605
Junior subordinated debentures, at fair value	86,159	85,081
Junior subordinated debentures, at amortized cost	102,060	110,985
Other liabilities	103,322	105,383
Total liabilities	9,676,856	10,071,404
COMMITMENTS AND CONTINGENCIES (NOTE 10)
SHAREHOLDERS' EQUITY
Common stock, no par value, 200,000,000 shares authorized; issued and outstanding: 111,898,620 in 2013 and 111,889,959 in 2012	1,512,657	1,512,400
Retained earnings	203,058	187,293
Accumulated other comprehensive (loss) income	(363)	24,346
Total shareholders' equity	1,715,352	1,724,039
Total liabilities and shareholders' equity	$11,392,208	$11,795,443

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
INTEREST INCOME
Interest and fees on non-covered loans	$78,434	$77,637	$156,979	$155,296
Interest and fees on covered loans	14,750	16,935	29,330	34,278
Interest and dividends on investment securities:
Taxable	8,103	16,535	16,747	34,655
Exempt from federal income tax	2,237	2,291	4,525	4,568
Dividends	90	28	114	34
Interest on temporary investments and interest bearing deposits	401	168	653	405
Total interest income	104,015	113,594	208,348	229,236
INTEREST EXPENSE
Interest on deposits	5,864	8,169	11,742	17,014
Interest on securities sold under agreement
to repurchase and federal funds purchased	33	79	64	159
Interest on term debt	2,305	2,305	4,578	4,609
Interest on junior subordinated debentures	1,920	2,029	3,882	4,087
Total interest expense	10,122	12,582	20,266	25,869
Net interest income	93,893	101,012	188,082	203,367
PROVISION FOR NON-COVERED LOAN AND LEASE LOSSES	2,993	6,638	9,981	9,805
(RECAPTURE OF) PROVISION FOR COVERED LOAN AND LEASE LOSSES	(3,072)	1,406	(2,840)	1,375
Net interest income after provision for (recapture of) loan and lease losses	93,972	92,968	180,941	192,187
NON-INTEREST INCOME
Service charges on deposit accounts	7,478	7,190	14,470	13,856
Brokerage commissions and fees	3,662	3,532	7,298	6,476
Mortgage banking revenue, net	24,289	15,641	47,857	28,723
Gain on investment securities, net	8	1,030	15	1,178
Loss on junior subordinated debentures carried at fair value	(547)	(547)	(1,089)	(1,095)
Change in FDIC indemnification asset	(8,294)	(4,040)	(13,367)	(5,885)
Other income	7,901	6,120	13,328	12,910
Total non-interest income	34,497	28,926	68,512	56,163
NON-INTEREST EXPENSE
Salaries and employee benefits	52,067	49,979	103,572	97,072
Net occupancy and equipment	15,059	13,580	29,794	27,078
Communications	2,827	2,845	6,030	5,787
Marketing	1,296	1,761	2,157	2,751
Services	6,001	6,631	11,894	12,793
Supplies	660	644	1,378	1,309
FDIC assessments	1,672	1,886	3,323	3,854
Net (gain) loss on non-covered other real estate owned	(146)	889	(276)	4,076
Net (gain) loss on covered other real estate owned	(62)	169	222	2,623
Intangible amortization	1,205	1,211	2,409	2,423
Merger related expenses	810	153	2,341	253
Other expenses	6,542	7,188	10,849	14,613
Total non-interest expense	87,931	86,936	173,693	174,632
Income before provision for income taxes	40,538	34,958	75,760	73,718
Provision for income taxes	14,285	11,681	26,146	24,938
Net income	$26,253	$23,277	$49,614	$48,780

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)
(UNAUDITED)

(in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$26,253	$23,277	$49,614	$48,780
Dividends and undistributed earnings allocated to participating securities	197	162	380	329
Net earnings available to common shareholders	$26,056	$23,115	$49,234	$48,451
Earnings per common share:
Basic	$0.23	$0.21	$0.44	$0.43
Diluted	$0.23	$0.21	$0.44	$0.43
Weighted average number of common shares outstanding:
Basic	111,954	111,897	111,946	111,943
Diluted	112,145	112,078	112,133	112,120

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$26,253	$23,277	$49,614	$48,780
Available for sale securities:
Unrealized losses arising during the period	(36,793)	(6,050)	(41,220)	(4,029)
Reclassification adjustment for net gains realized in earnings (net of tax expense $3 and $412 for the three months ended June 30, 2013 and 2012, respectively, and net of tax expense of $6 and $471 for the six months ended June 30, 2013 and 2012, respectively)	(5)	(618)	(9)	(707)
Income tax benefit related to unrealized losses	14,717	2,420	16,488	1,612
Net change in unrealized losses	(22,081)	(4,248)	(24,741)	(3,124)
Held to maturity securities:
Accretion of unrealized losses related to factors other than credit to investment securities held to maturity (net of tax benefit of $10 and $25 for the three months ended June 30, 2013 and 2012, respectively, and net of tax benefit of $21 and $53 for the six months ended June 30, 2013 and 2012, respectively)	14	38	32	79
Net change in unrealized losses related to factors other than credit	14	38	32	79
Other comprehensive income, net of tax	(22,067)	(4,210)	(24,709)	(3,045)
Comprehensive income	$4,186	$19,067	$24,905	$45,735

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except shares)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	(Loss) Income	Total
BALANCE AT JANUARY 1, 2012	112,164,891	$1,514,913	$123,726	$33,774	$1,672,413
Net income			101,891		101,891
Other comprehensive loss, net of tax				(9,428)	(9,428)
Comprehensive income					$92,463
Stock-based compensation		4,041			4,041
Stock repurchased and retired	(596,000)	(7,436)			(7,436)
Issuances of common stock under stock plans
and related net tax benefit	321,068	882			882
Cash dividends on common stock ($0.34 per share)			(38,324)		(38,324)
Balance at December 31, 2012	111,889,959	$1,512,400	$187,293	$24,346	$1,724,039

BALANCE AT JANUARY 1, 2013	111,889,959	$1,512,400	$187,293	$24,346	$1,724,039
Net income			49,614		49,614
Other comprehensive loss, net of tax				(24,709)	(24,709)
Comprehensive income					$24,905
Stock-based compensation		2,222			2,222
Stock repurchased and retired	(208,009)	(2,811)			(2,811)
Issuances of common stock under stock plans
and related net tax benefit	216,670	846			846
Cash dividends on common stock ($0.30 per share)			(33,849)		(33,849)
Balance at June 30, 2013	111,898,620	$1,512,657	$203,058	$(363)	$1,715,352

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)

	Six months ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,614	$48,780
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premiums, net	20,486	21,778
Gain on sale of investment securities, net	(15)	(1,178)
Gain on sale of non-covered other real estate owned	(713)	(643)
Gain on sale of covered other real estate owned	(457)	(723)
Valuation adjustment on non-covered other real estate owned	437	4,719
Valuation adjustment on covered other real estate owned	679	3,346
Provision for non-covered loan and lease losses	9,981	9,805
(Recapture of) provision for covered loan and lease losses	(2,840)	1,375
Proceeds from bank owned life insurance	1,173	—
Change in FDIC indemnification asset	13,367	5,885
Depreciation, amortization and accretion	8,921	7,949
Increase in mortgage servicing rights	(11,110)	(6,281)
Change in mortgage servicing rights carried at fair value	346	1,952
Change in junior subordinated debentures carried at fair value	1,078	1,007
Stock-based compensation	2,222	1,942
Net increase in trading account assets	(116)	(992)
Gain on sale of loans	(47,116)	(22,101)
Change in loans held for sale carried at fair value	16,801	(5,993)
Origination of loans held for sale	(1,000,688)	(786,697)
Proceeds from sales of loans held for sale	1,174,397	703,875
Excess tax benefits from the exercise of stock options	(49)	(49)
Change in other assets and liabilities:
Net decrease (increase) in other assets	26,744	(1,218)
Net (decrease) increase in other liabilities	(20,189)	11,199
Net cash provided (used) by operating activities	242,953	(2,263)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(51,191)	(419,078)
Proceeds from investment securities available for sale	530,898	727,750
Proceeds from investment securities held to maturity	914	363
Redemption of restricted equity securities	1,331	869
Net non-covered loan and lease originations	(160,345)	(239,262)
Net covered loan and lease paydowns	47,744	56,468
Proceeds from sales of non-covered loans	53,264	5,964
Proceeds from insurance settlement on loss of property	575	1,425
Proceeds from fee on termination of merger transaction	—	1,600
Proceeds from disposals of furniture and equipment	139	1,508
Purchases of premises and equipment	(16,514)	(12,197)
Net proceeds from FDIC indemnification asset	3,065	21,418
Proceeds from sales of non-covered other real estate owned	11,210	12,208
Proceeds from sales of covered other real estate owned	8,126	8,733
Net cash provided by investing activities	429,216	167,769

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED) (in thousands)

	Six months ended
	June 30,
	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposit liabilities	(422,723)	(104,348)
Net increase in securities sold under agreements to repurchase	39,372	24,736
Repayment of junior subordinated debentures	(8,764)	—
Dividends paid on common stock	(16,931)	(15,777)
Excess tax benefits from stock based compensation	49	49
Proceeds from stock options exercised	846	78
Retirement of common stock	(2,811)	(5,234)
Net cash used by financing activities	(410,962)	(100,496)
Net increase in cash and cash equivalents	261,207	65,010
Cash and cash equivalents, beginning of period	543,787	598,766
Cash and cash equivalents, end of period	$804,994	$663,776

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$21,825	$27,573
Income taxes	$13,100	$13,800
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized losses on investment securities available for sale, net of taxes	$(24,741)	$(3,124)
Change in unrealized losses on investment securities held to maturity
related to factors other than credit, net of taxes	$32	$79
Cash dividend declared on common stock and payable after period-end	$16,907	$10,139
Transfer of non-covered loans to non-covered other real estate owned	$7,032	$8,993
Transfer of covered loans to covered other real estate owned	$2,554	$1,346
Transfer of covered loans to non-covered loans	$10,560	$9,299
Transfer from FDIC indemnification asset to due from FDIC and other	$3,168	$16,399
Receivable from sales of covered other real estate owned	$1,096	$290

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

In preparing these financial statements, the Company has evaluated events and transactions subsequent to June 30, 2013 for potential recognition or disclosure. In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period.  Certain reclassifications of prior period amounts have been made to conform to current classifications.

Note 2 – Business Combinations

On July 1, 2013, the Bank acquired Financial Pacific Holding Corp. ("FPHC") based in Federal Way, Washington, and its subsidiary, Financial Pacific Leasing, Inc ("FinPac Leasing"), and its subsidiaries, Financial Pacific Funding, Inc ("FPF"), Financial Pacific Funding II, Inc. ("FPF II") and Financial Pacific Funding III, Inc. ("FPF III"). As part of the same transaction, the Company acquired two related entities, FPC Leasing Corporation ("FPC") and Financial Pacific Reinsurance Co, Ltd. ("FPR"). FPHC, FinPac Leasing, FPF, FPF II, FPF III, FPC and FPR are collectively referred to herein as FinPac. FinPac provides business-essential commercial equipment leases to various industries throughout the United States and Canada. It originates leases through its brokers, lessors, and direct marketing programs. The results of FinPac's operations are not included in the consolidated financial statements as of June 30, 2013.

The aggregate consideration for the FinPac purchase was $158.0 million. Of that amount, $156.1 is distributed in cash, and $1.9 million was exchanged for restricted shares of the Company stock. The restricted shares were issued pursuant to employment agreements between the Company and certain executives of FinPac, vest over a period of either two or three years, and will be recognized over that time period within the salaries and employee benefits line item on the Consolidated Statements of Income. The structure of the transaction was as follows:

•
The Bank acquired all of the outstanding stock of FPHC, a shell holding company, which is the sole shareholder of FinPac Leasing, the primary operating subsidiary of FinPac that engages in equipment leasing and financing activities, and is also the sole shareholder of FPF and FPF III, which are bankruptcy-remote entities that serve as lien holder for certain leases. FinPac Leasiimg is also the sole shareholder of FPF II, which no longer engages in any activities or holds any assets and is antcipated to be wound up in the near future.

•
The Company acquired all of the outstanding stock of FPC, a Canadian leasing subsidiary, and FPR, a corporation organized in the Turks & Caicos Islands that reinsures a portion of the liability risk of each insurance policy that is issued by a third party insurance company on leased equipment when the lessee fails to meet its contractual obligations under the lease or financing agreement to obtain insurance on the leased equipment.

The acquisition provides diversification, and a scalable platform that is consistent with expansion initiatives that the Bank has completed over the last three years, including growth in the business banking, agricultural lending and home builder lending groups. The transaction leverages excess capital of the Company and deploys excess liquidity into significantly higher yielding assets, provides growth and diversification, and is anticipated to increase profitability.

The assets acquired and liabilities assumed are not included in the consolidated financial statements, including segment reporting, as of June 30, 2013 as the acquisition occurred on July 1, 2013. There is no tax deductible goodwill. Merger related expenses of $654,000 and $796,000 for the three and six months ended June 30, 2013 have been incurred in connection with the acquisition of FinPac and are recognized within the merger related expenses line item on the Consolidated Statements of Income.

A summary of the net assets acquired and the estimated fair value adjustments of FinPac are presented below:

(in thousands)

FinPac
July 1, 2013
Cost basis net assets	$61,446
Cash payment paid	(156,110)
Fair value adjustments:
Non-covered loans and leases, net	19,214
Other intangible assets	(8,516)
Deferred tax assets	(4,995)
Term debt	(527)
Other liabilities	176
Goodwill	$(89,312)

The statement of assets acquired and liabilities assumed at their fair values of FinPac are presented below. Additional adjustments to the purchase price allocation may be required, specifically to leases, other assets, other liabilities and taxes.
(in thousands)

FinPac
July 1, 2013
Assets Acquired:
Cash and equivalents	$6,452
Non-covered loans and leases, net	276,669
Premises and equipment	491
Goodwill	89,312
Other assets	4,453
Total assets acquired	$377,377

Liabilities Assumed:
Term debt	211,331
Other liabilities	9,936
Total liabilities assumed	221,267
Net Assets Acquired	$156,110

Non-covered leases acquired from FinPac that are not subject to the requirements of FASB ASC 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30") are presented below at acquisition:
(in thousands)

FinPac
July 1, 2013
Contractually required principal payments	$350,403
Purchase adjustment for credit, interest rate, and liquidity	$18,740
Balance of non-covered loans and leases, net	$276,669

The following tables present unaudited pro forma results of operations for the three and six months ended June 30, 2012 and 2013 as if the acquisition of FinPac had occurred on January 1, 2012. The proforma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisitions actually occurred on January 1, 2012.

(in thousands, except per share data)

	Three months ended June 30, 2013
			Pro Forma		Pro Forma
	Company	FinPac (a)	Adjustments		Combined
Net interest income	$93,893	$11,943	$(100)	(b)	$105,736
Provision for non-covered loan and lease losses	2,993	218	2,393	(d)	5,604
Recapture of provision for covered loan and lease losses	(3,072)	—	—		(3,072)
Non-interest income	34,497	522	—		35,019
Non-interest expense	87,931	3,435	(910)	(c)	90,456
Income before provision for income taxes	40,538	8,812	(1,583)		47,767
Provision for income taxes	14,285	3,327	(633)	(e)	16,979
Net income	26,253	5,485	(950)		30,788
Dividends and undistributed earnings allocated to participating securities	197	—	34		231
Net earnings available to common shareholders	$26,056	$5,485	$(984)		$30,557
Earnings per share:
Basic	$0.23				$0.27
Diluted	$0.23				$0.27
Average shares outstanding:
Basic	111,954				111,954
Diluted	112,145				112,145
(a) FinPac amounts represent results from April 1, 2013 to June 30, 2013. Acquisition date is July 1, 2013.
(b) Consists of interest expense benefit of FinPac utilizing Bank funding, and change in yields due to fair value adjustments.
(c) Consists of merger related expenses of $0.7 million at the Bank, additional expense related to restricted stock, and FinPac amortization of intangible assets, director compensation and travel, and management fees.
(d) Consists of adjustment to FinPac provision for credit losses due to purchase accounting adjustments.
(e) Income tax effect of pro forma adjustments at 40%.

(in thousands, except per share data)

	Six months ended June 30, 2013
			Pro Forma		Pro Forma
	Company	FinPac (a)	Adjustments		Combined
Net interest income	$188,082	$23,875	$(464)	(b)	$211,493
Provision for non-covered loan and lease losses	9,981	2,878	3,182	(d)	16,041
Recapture of provision for covered loan and lease losses	(2,840)	—	—		(2,840)
Non-interest income	68,512	1,312	—		69,824
Non-interest expense	173,693	6,997	(1,340)	(c)	179,350
Income before provision for income taxes	75,760	15,312	(2,306)		88,766
Provision for income taxes	26,146	5,848	(923)	(e)	31,071
Net income	49,614	9,464	(1,383)		57,695
Dividends and undistributed earnings allocated to participating securities	380	—	62		442
Net earnings available to common shareholders	$49,234	$9,464	$(1,445)		$57,253
Earnings per share:
Basic	$0.44				$0.51
Diluted	$0.44				$0.51
Average shares outstanding:
Basic	111,946				111,946
Diluted	112,133				112,133

(a) FinPac amounts represent results from January 1, 2013 to June 30, 2013. Acquisition date is July 1, 2013.
(b) Consists of interest expense benefit of FinPac utilizing Bank funding, and change in yields due to fair value adjustments.
(c) Consists of merger related expenses of $0.8 million at the Bank, additional expense related to restricted stock, and FinPac amortization of intangible assets, director compensation and travel, and management fees.
(d) Consists of adjustment to FinPac provision for credit losses due to purchase accounting adjustments.
(e) Income tax effect of pro forma adjustments at 40%.

(in thousands, except per share data)

	Three months ended June 30, 2012
			Pro Forma		Pro Forma
	Company	FinPac (a)	Adjustments		Combined
Net interest income	$101,012	$11,671	$(806)	(b)	$111,877
Provision for non-covered loan and lease losses	6,638	2,866	1,168	(d)	10,672
Provision for covered loan and lease losses	1,406	—	—		1,406
Non-interest income	28,926	1,209	—		30,135
Non-interest expense	86,936	3,754	(303)	(c)	90,387
Income before provision for income taxes	34,958	6,260	(1,671)		39,547
Provision for income taxes	11,681	2,364	(668)	(e)	13,377
Net income	23,277	3,896	(1,003)		26,170
Dividends and undistributed earnings allocated to participating securities	162	—	20		182
Net earnings available to common shareholders	$23,115	$3,896	$(1,023)		$25,988
Earnings per share:
Basic	$0.21				$0.23
Diluted	$0.21				$0.23
Average shares outstanding:
Basic	111,897				111,897
Diluted	112,078				112,078
(a) FinPac amounts represent results from April 1, 2012 to June 30, 2012. Acquisition date is July 1, 2013.
(b) Consists of interest expense benefit of FinPac utilizing Bank funding, and change in yields due to fair value adjustments.
(c) Consists of additional expense related to restricted stock, and FinPac amortization of intangible assets, director compensation and travel, and management fees.
(d) Consists of adjustment to FinPac provision for credit losses due to purchase accounting adjustments.
(e) Income tax effect of pro forma adjustments at 40%.

(in thousands, except per share data)

	Six months ended June 30, 2012
			Pro Forma		Pro Forma
	Company	FinPac (a)	Adjustments		Combined
Net interest income	$203,367	$23,105	$(1,790)	(b)	$224,682
Provision for non-covered loan and lease losses	9,805	6,075	(1,324)	(d)	14,556
Provision for covered loan and lease losses	1,375	—	—		1,375
Non-interest income	56,163	2,002	—		58,165
Non-interest expense	174,632	7,353	(607)	(c)	181,378
Income before provision for income taxes	73,718	11,679	141		85,538
Provision for income taxes	24,938	4,412	56	(e)	29,406
Net income	48,780	7,267	85		56,132
Dividends and undistributed earnings allocated to participating securities	329	—	50		379
Net earnings available to common shareholders	$48,451	$7,267	$35		$55,753
Earnings per share:
Basic	$0.43				$0.50
Diluted	$0.43				$0.50
Average shares outstanding:
Basic	111,943				111,943
Diluted	112,120				112,120
(a) FinPac amounts represent results from January 1, 2012 to June 30, 2012. Acquisition date is July 1, 2013.
(b) Consists of interest expense benefit of FinPac utilizing Bank funding, and change in yields due to fair value adjustments.
(c) Consists of additional expense related to restricted stock, and FinPac amortization of intangible assets, director compensation and travel, and management fees.
(d) Consists of adjustment to FinPac provision for credit losses due to purchase accounting adjustments.
(e) Income tax effect of pro forma adjustments at 40%.

On November 14, 2012, the Company acquired all of the assets and liabilities of Circle Bancorp (“Circle”), which has been accounted for under the acquisition method of accounting for cash consideration of $24.9 million, including the redemption of all common and preferred shares and outstanding warrants and options. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the acquisition dates, and are subject to change for up to one year after the closing date of the acquisition. This acquisition was consistent with the Company's overall banking expansion strategy and provided further opportunity to enter growth markets in the San Francisco Bay Area of California. Upon completion of the acquisition, all Circle Bank branches operated under the Umpqua Bank name. The acquisition added Circle Bank's network of six branches in Corte Madera, Novato, Petaluma, San Francisco, San Rafael and Santa Rosa, California to Umpqua Bank's network of locations in California, Oregon, Washington and Nevada. The application of the acquisition method of accounting resulted in the recognition of $12.6 million of goodwill. There is no tax deductible goodwill or other intangibles.

The operations of Circle are included in our operating results from November 15, 2012, and added revenue of $4.0 million and $9.1 million, non-interest expense of $1.2 million and $3.9 million, and net gain of $1.6 million and $2.9 million net of tax, for the three and six months ended June 30, 2013. Circle's results of operations prior to the acquisition are not included in our operating results. Merger-related expenses of $58,000 and $949,000 for the three and six months ended June 30, 2013 have been incurred in connection with the acquisition of Circle and recognized within the merger related expenses line item on the Consolidated Statements of Income.
A summary of the net assets acquired and the estimated fair value adjustments of Circle are presented below:

(in thousands)

Circle Bank
November 14, 2012

Cost basis net assets	$17,127
Cash payment paid	(24,860)
Fair value adjustments:
Non-covered loans and leases, net	(2,622)
Other intangible assets	830
Non-covered other real estate owned	(487)
Deposits	(904)
Term debt	(2,404)
Other	723
Goodwill	$(12,597)

The statement of assets acquired and liabilities assumed at their fair values of Circle are presented below:
(in thousands)

Circle Bank
November 14, 2012
Assets Acquired:
Cash and equivalents	$39,328
Investment securities	793
Non-covered loans and leases, net	246,665
Premises and equipment	7,695
Restricted equity securities	2,491
Goodwill	12,597
Other intangible assets	830
Non-covered other real estate owned	1,602
Other assets	5,784
Total assets acquired	$317,785

Liabilities Assumed:
Deposits	$250,408
Junior subordinated debentures	8,764
Term debt	55,404
Other liabilities	3,209
Total liabilities assumed	$317,785

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

Non-covered loans acquired from Circle that are subject to the requirements of ASC 310-30 are presented below at acquisition and as of June 30, 2013 and December 31, 2012:

(in thousands)

	November 14,	December 31,	June 30,
	2012	2012	2013
Contractually required principal payments	$12,252	$12,231	$9,194
Carrying balance of acquired purchase credit impaired non-covered loans	$5,815	$5,809	$4,109

The acquisition of Circle is not considered significant to the Company's financial statements and therefore pro forma financial information is not included.

Note 3 – Investment Securities

The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at June 30, 2013 and December 31, 2012:

June 30, 2013
(in thousands)

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$263	$23	$(1)	$285
Obligations of states and political subdivisions	237,413	8,226	(3,439)	242,200
Residential mortgage-backed securities and
collateralized mortgage obligations	1,844,452	13,854	(19,278)	1,839,028
Other debt securities	139	99	—	238
Investments in mutual funds and
other equity securities	1,959	45	—	2,004
	$2,084,226	$22,247	$(22,718)	$2,083,755
HELD TO MATURITY:
Residential mortgage-backed securities and
collateralized mortgage obligations	$3,741	$178	$(29)	$3,890
	$3,741	$178	$(29)	$3,890

December 31, 2012
(in thousands)

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$45,503	$318	$(1)	$45,820
Obligations of states and political subdivisions	245,606	18,119	—	263,725
Residential mortgage-backed securities and
collateralized mortgage obligations	2,291,253	28,747	(6,624)	2,313,376
Other debt securities	143	79	—	222
Investments in mutual funds and
other equity securities	1,959	127	—	2,086
	$2,584,464	$47,390	$(6,625)	$2,625,229
HELD TO MATURITY:
Obligations of states and political subdivisions	$595	$1	$—	$596
Residential mortgage-backed securities and
collateralized mortgage obligations	3,946	197	(7)	4,136
	$4,541	$198	$(7)	$4,732

Investment securities that were in an unrealized loss position as of June 30, 2013 and December 31, 2012 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

June 30, 2013
(in thousands)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$—	$—	$45	$1	$45	$1
Obligations of states and political subdivisions	61,350	3,439	—	—	61,350	3,439
Residential mortgage-backed securities and
collateralized mortgage obligations	648,150	16,742	260,972	2,536	909,122	19,278
Total temporarily impaired securities	$709,500	$20,181	$261,017	$2,537	$970,517	$22,718
HELD TO MATURITY:
Residential mortgage-backed securities and
collateralized mortgage obligations	$280	$26	$51	$3	$331	$29
Total temporarily impaired securities	$280	$26	$51	$3	$331	$29

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

The unrealized losses on obligations of political subdivisions were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities. Management monitors published credit ratings of these securities and no adverse ratings changes have occurred since the date of purchase of obligations of political subdivisions which are in an unrealized loss position as of June 30, 2013. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

All of the available for sale residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at June 30, 2013 are issued or guaranteed by governmental agencies. The unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

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

The following table presents the maturities of investment securities at June 30, 2013:

(in thousands)

	Available For Sale		Held To Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
AMOUNTS MATURING IN:
Three months or less	$16,890	$16,967	$—	$—
Over three months through twelve months	242,894	244,765	—	—
After one year through five years	1,347,825	1,353,712	63	66
After five years through ten years	382,779	376,209	23	24
After ten years	91,879	90,098	3,655	3,800
Other investment securities	1,959	2,004	—	—
	$2,084,226	$2,083,755	$3,741	$3,890

The amortized cost and fair value of collateralized mortgage obligations and mortgage-backed securities are presented by expected average life, rather than contractual maturity, in the preceding table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay underlying loans without prepayment penalties.

The following table presents the gross realized gains and gross realized losses on the sale of securities available for sale for the three and six months ended June 30, 2013 and 2012:

(in thousands)

	Three months ended		Three months ended
	June 30, 2013		June 30, 2012
	Gains	Losses	Gains	Losses
U.S. Treasury and agencies	$—	$—	$—	$—
Obligations of states and political subdivisions	—	1	—	—
Residential mortgage-backed securities and
collateralized mortgage obligations	—	—	1,484	454
Other debt securities	9	—	—	—
	$9	$1	$1,484	$454

(in thousands)
	Six months ended		Six months ended
	June 30, 2013		June 30, 2012
	Gains	Losses	Gains	Losses
U.S. Treasury and agencies	$—	$—	$371	$—
Obligations of states and political subdivisions	7	1	2	1
Residential mortgage-backed securities and
collateralized mortgage obligations	—	—	1,484	683
Other debt securities	9	—	5	—
	$16	$1	$1,862	$684

The following table presents, as of June 30, 2013, investment securities which were pledged to secure borrowings, public deposits, and repurchase agreements as permitted or required by law:

(in thousands)

	Amortized	Fair
	Cost	Value
To Federal Home Loan Bank to secure borrowings	$28,945	$29,565
To state and local governments to secure public deposits	803,949	804,964
Other securities pledged principally to secure repurchase agreements	256,868	254,948
Total pledged securities	$1,089,762	$1,089,477

Note 4 – Non-Covered Loans and Leases

The following table presents the major types of non-covered loans recorded in the balance sheets as of June 30, 2013 and December 31, 2012:

(in thousands)

	June 30,	December 31,
	2013	2012
Commercial real estate
Term & multifamily	$3,930,403	$3,938,443
Construction & development	226,924	202,118
Residential development	66,750	57,209
Commercial
Term	770,083	797,802
LOC & other	994,659	923,328
Residential
Mortgage	508,815	476,579
Home equity loans & lines	258,240	260,797
Consumer & other	42,016	37,327
Total	6,797,890	6,693,603
Deferred loan fees, net	(10,773)	(12,523)
Total	$6,787,117	$6,681,080

As of June 30, 2013, loans totaling $5.4 billion were pledged to secure borrowings and available lines of credit.

At June 30, 2013, non-covered loans accounted for under ASC 310-30 were $23.7 million. At December 31, 2012, non-covered accounted for under ASC 310-30 were $19.3 million.

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

Management believes that the ALLL was adequate as of June 30, 2013. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 77% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses. The recent U.S. recession, the housing market downturn, and declining real estate values in our markets have negatively impacted aspects of our loan portfolio. A continued deterioration in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan and lease losses.

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

Activity in the Non-Covered Allowance for Loan and Lease Losses

The following table summarizes activity related to the allowance for non-covered loan and lease losses by non-covered loan portfolio segment for three and six months ended June 30, 2013 and 2012, respectively:

(in thousands)

	Three months ended June 30, 2013
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Unallocated	Total
Balance, beginning of period	$55,095	$21,661	$7,219	$717	$—	$84,692
Charge-offs	(2,038)	(1,614)	(728)	(224)	—	(4,604)
Recoveries	1,480	1,086	87	102	—	2,755
Provision	712	454	1,672	155	—	2,993
Balance, end of period	$55,249	$21,587	$8,250	$750	$—	$85,836

	Three months ended June 30, 2012
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Unallocated	Total
Balance, beginning of period	$58,026	$17,886	$6,106	$862	$3,790	$86,670
Charge-offs	(7,342)	(3,115)	(925)	(220)	—	(11,602)
Recoveries	352	1,388	72	100	—	1,912
Provision	5,305	3,428	1,399	296	(3,790)	6,638
Balance, end of period	$56,341	$19,587	$6,652	$1,038	$—	$83,618

(in thousands)

	Six months ended June 30, 2013
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Unallocated	Total
Balance, beginning of period	$54,909	$22,925	$6,925	$632	$—	$85,391
Charge-offs	(3,492)	(7,788)	(1,632)	(417)	—	(13,329)
Recoveries	1,950	1,453	179	211	—	3,793
Provision	1,882	4,997	2,778	324	—	9,981
Balance, end of period	$55,249	$21,587	$8,250	$750	$—	$85,836

	Six months ended June 30, 2012
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Unallocated	Total
Balance, beginning of period	$59,574	$20,485	$7,625	$867	$4,417	$92,968
Charge-offs	(13,114)	(6,958)	(3,513)	(708)	—	(24,293)
Recoveries	1,307	3,448	167	216	—	5,138
Provision	8,574	2,612	2,373	663	(4,417)	9,805
Balance, end of period	$56,341	$19,587	$6,652	$1,038	$—	$83,618

The following table presents the allowance and recorded investment in non-covered loans by portfolio segment and balances individually or collectively evaluated for impairment as of June 30, 2013 and 2012, respectively:

(in thousands)

	June 30, 2013
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Unallocated	Total
Allowance for non-covered loans and leases:
Collectively evaluated for impairment	$53,400	$21,583	$8,239	$750	$—	$83,972
Individually evaluated for impairment	1,849	4	11	—	—	1,864
Total	$55,249	$21,587	$8,250	$750	$—	$85,836
Non-covered loans and leases:
Collectively evaluated for impairment	$4,112,263	$1,749,697	$766,578	$42,016		$6,670,554
Individually evaluated for impairment	111,814	15,045	477	—		127,336
Total	$4,224,077	$1,764,742	$767,055	$42,016		$6,797,890

(in thousands)

	June 30, 2012
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Unallocated	Total
Allowance for non-covered loans and leases:
Collectively evaluated for impairment	$55,868	$19,587	$6,649	$1,038	$—	$83,142
Individually evaluated for impairment	473	—	3	—	—	476
Total	$56,341	$19,587	$6,652	$1,038	$—	$83,618
Non-covered loans and leases:
Collectively evaluated for impairment	$3,782,259	$1,523,403	$638,324	$32,436		$5,976,422
Individually evaluated for impairment	119,860	19,529	919	—		140,308
Total	$3,902,119	$1,542,932	$639,243	$32,436		$6,116,730

The gross non-covered loan and lease balance excludes deferred loans fees of $10.8 million at June 30, 2013 and $12.3 million at June 30, 2012.

Summary of Reserve for Unfunded Commitments Activity

The following table presents a summary of activity in the reserve for unfunded commitments (“RUC”) and unfunded commitments for the three and six months ended June 30, 2013 and 2012, respectively:

(in thousands)

	Three months ended June 30, 2013
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$159	$850	$182	$78	$1,269
Net change to other expense	37	5	18	(2)	58
Balance, end of period	$196	$855	$200	$76	$1,327

	Three months ended June 30, 2012
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$97	$778	$163	$64	$1,102
Net change to other expense	10	12	(1)	3	24
Balance, end of period	$107	$790	$162	$67	$1,126

(in thousands)

	Six months ended June 30, 2013
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$172	$807	$173	$71	$1,223
Net change to other expense	24	48	27	5	104
Balance, end of period	$196	$855	$200	$76	$1,327

	Six months ended June 30, 2012
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$59	$633	$185	$63	$940
Net change to other expense	48	157	(23)	4	186
Balance, end of period	$107	$790	$162	$67	$1,126

(in thousands)

	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Unfunded loan commitments:
June 30, 2013	$215,824	$991,765	$292,920	$53,148	$1,553,657
June 30, 2012	$118,624	$896,662	$251,031	$52,768	$1,319,085

Non-covered loans sold

In the course of managing the loan portfolio, at certain times, management may decide to sell loans.  The following table summarizes loans sold by loan portfolio during the three and six months ended June 30, 2013 and 2012, respectively:

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Commercial real estate
Term & multifamily	$—	$1,289	$2,850	$4,940
Construction & development	—	—	3,515	—
Residential development	340	—	363	—
Commercial
Term	35,411	—	46,536	—
LOC & other	—	55	—	832
Residential
Mortgage	—	192	—	192
Home equity loans & lines	—	—	—	—
Consumer & other	—	—	—	—
Total	$35,751	$1,536	$53,264	$5,964

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

The Bank has written down impaired, non-accrual loans as of June 30, 2013 to their estimated net realizable value, generally based on disposition value, and expects resolution with no additional material loss, absent further decline in market prices.

Non-Covered Non-Accrual Loans and Loans Past Due

The following table summarizes our non-covered non-accrual loans and loans past due by loan class as of June 30, 2013 and December 31, 2012:

(in thousands)

	June 30, 2013
	30-59	60-89	Greater Than				Total Non-
	Days	Days	90 Days and	Total		Current &	covered Loans
	Past Due	Past Due	Accruing	Past Due	Nonaccrual	Other (1)	and Leases
Commercial real estate
Term & multifamily	$9,817	$3,731	$—	$13,548	$30,586	$3,886,269	$3,930,403
Construction & development	—	—	—	—	—	226,924	226,924
Residential development	827	415	—	1,242	4,845	60,663	66,750
Commercial
Term	2,985	331	19	3,335	12,060	754,688	770,083
LOC & other	396	49	—	445	1,364	992,850	994,659
Residential
Mortgage	2,075	545	5,116	7,736	—	501,079	508,815
Home equity loans & lines	273	446	794	1,513	—	256,727	258,240
Consumer & other	61	13	123	197	—	41,819	42,016
Total	$16,434	$5,530	$6,052	$28,016	$48,855	$6,721,019	$6,797,890
Deferred loan fees, net							(10,773)
Total							$6,787,117

(1) Other includes non-covered loans accounted for under ASC 310-30.

(in thousands)

	December 31, 2012
	30-59	60-89	Greater Than				Total Non-
	Days	Days	90 Days and	Total		Current &	covered Loans
	Past Due	Past Due	Accruing	Past Due	Nonaccrual	Other (1)	and Leases
Commercial real estate
Term & multifamily	$7,747	$2,784	$—	$10,531	$43,290	$3,884,622	$3,938,443
Construction & development	283	—	—	283	4,177	197,658	202,118
Residential development	479	—	—	479	5,132	51,598	57,209
Commercial
Term	3,009	746	81	3,836	7,040	786,926	797,802
LOC & other	1,647	1,503	—	3,150	7,027	913,151	923,328
Residential
Mortgage	2,906	602	3,303	6,811	—	469,768	476,579
Home equity loans & lines	1,398	214	758	2,370	49	258,378	260,797
Consumer & other	282	191	90	563	21	36,743	37,327
Total	$17,751	$6,040	$4,232	$28,023	$66,736	$6,598,844	$6,693,603
Deferred loan fees, net							(12,523)
Total							$6,681,080

(1) Other includes non-covered loans accounted for under ASC 310-30.

Non-Covered Impaired Loans

The following table summarizes our non-covered impaired loans by loan class as of June 30, 2013 and December 31, 2012:

(in thousands)

	June 30, 2013
	Unpaid
	Principal	Recorded	Related
	Balance	Investment	Allowance
With no related allowance recorded:
Commercial real estate
Term & multifamily	$48,092	$42,893	$—
Construction & development	9,639	8,619	—
Residential development	8,639	5,106	—
Commercial
Term	26,816	12,060	—
LOC & other	2,064	1,364	—
Residential
Mortgage	—	—	—
Home equity loans & lines	161	—	—
Consumer & other	—	—	—
With an allowance recorded:
Commercial real estate
Term & multifamily	35,829	35,829	1,326
Construction & development	3,814	3,814	379
Residential development	15,553	15,553	144
Commercial
Term	351	351	—
LOC & other	1,270	1,270	4
Residential
Mortgage	477	477	11
Home equity loans & lines	—	—	—
Consumer & other	—	—	—
Total:
Commercial real estate	121,566	111,814	1,849
Commercial	30,501	15,045	4
Residential	638	477	11
Consumer & other	—	—	—
Total	$152,705	$127,336	$1,864

(in thousands)

	December 31, 2012
	Unpaid
	Principal	Recorded	Related
	Balance	Investment	Allowance
With no related allowance recorded:
Commercial real estate
Term & multifamily	$49,953	$43,406	$—
Construction & development	18,526	15,638	—
Residential development	9,293	6,091	—
Commercial
Term	13,729	10,532	—
LOC & other	10,778	7,846	—
Residential
Mortgage	—	—	—
Home equity loans & lines	50	49	—
Consumer & other	21	21	—
With an allowance recorded:
Commercial real estate
Term & multifamily	41,016	41,016	1,198
Construction & development	1,091	1,091	14
Residential development	16,593	16,593	184
Commercial
Term	—	—	—
LOC & other	—	—	—
Residential
Mortgage	—	—	—
Home equity loans & lines	126	126	5
Consumer & other	—	—	—
Total:
Commercial real estate	136,472	123,835	1,396
Commercial	24,507	18,378	—
Residential	176	175	5
Consumer & other	21	21	—
Total	$161,176	$142,409	$1,401

Loans with no related allowance reported generally represent non-accrual loans. The Bank recognizes the charge-off of impairment reserves on impaired loans in the period it arises for collateral dependent loans.  Therefore, the non-accrual loans as of June 30, 2013 have already been written-down to their estimated net realizable value, based on disposition value, and are expected to be resolved with no additional material loss, absent further decline in market prices.  The valuation allowance on impaired loans primarily represents the impairment reserves on performing restructured loans, and is measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value.

At June 30, 2013 and December 31, 2012, impaired loans of $73.9 million and $70.6 million were classified as accruing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The restructured loans on accrual status represent the only impaired loans accruing interest at each respective date.  In order for a restructured loan to be considered for accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Bank had no obligation to lend additional funds on the restructured loans as of June 30, 2013.

The following table summarizes our average recorded investment and interest income recognized on impaired non-covered loans by loan class for the three and six months ended June 30, 2013 and 2012:

(in thousands)

	Three months ended		Three months ended
	June 30, 2013		June 30, 2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial real estate
Term & multifamily	$38,600	$—	$46,449	$—
Construction & development	10,010	—	18,302	—
Residential development	5,309	—	18,232	—
Commercial
Term	11,841	—	12,888	—
LOC & other	2,185	—	8,668	—
Residential
Mortgage	—	—	—	—
Home equity loans & lines	25	—	396	—
Consumer & other	—	—	—	—
With an allowance recorded:
Commercial real estate
Term & multifamily	41,175	400	21,915	216
Construction & development	2,452	150	2,742	171
Residential development	15,637	158	16,026	200
Commercial
Term	1,913	5	—	47
LOC & other	1,270	13	—	—
Residential
Mortgage	383	59	—	—
Home equity loans & lines	—	—	128	3
Consumer & other	—	—	—	—
Total:
Commercial real estate	113,183	708	123,666	587
Commercial	17,209	18	21,556	47
Residential	408	59	524	3
Consumer & other	—	—	—	—
Total	$130,800	$785	$145,746	$637

	Six months ended		Six months ended
	June 30, 2013		June 30, 2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial real estate
Term & multifamily	$40,751	$—	$45,795	$—
Construction & development	12,639	—	19,069	—
Residential development	8,712	—	19,979	—
Commercial
Term	11,883	—	12,362	—
LOC & other	4,107	—	8,703	—
Residential
Mortgage	—	—	—	—
Home equity loans & lines	117	—	264	—
Consumer & other	1	—	—	—
With an allowance recorded:
Commercial real estate
Term & multifamily	37,095	769	22,147	434
Construction & development	2,435	299	2,742	344
Residential development	16,564	316	19,459	401
Commercial
Term	1,423	9	617	94
LOC & other	1,112	24	1,325	—
Residential
Mortgage	255	114	—	—
Home equity loans & lines	42	—	128	3
Consumer & other	—	—	—	—
Total:
Commercial real estate	118,196	1,384	129,191	1,179
Commercial	18,525	33	23,007	94
Residential	414	114	392	3
Consumer & other	1	—	—	—
Total	$137,136	$1,531	$152,590	$1,276

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

The following table summarizes our internal risk rating by loan class for the non-covered loan portfolio as of June 30, 2013 and December 31, 2012:

(in thousands)

	June 30, 2013
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Impaired	Total
Commercial real estate
Term & multifamily	$3,544,220	$144,128	$163,333	$—	$—	$78,722	$3,930,403
Construction & development	203,716	8,861	1,914	—	—	12,433	226,924
Residential development	39,217	3,352	3,522	—	—	20,659	66,750
Commercial
Term	709,542	20,959	27,171	—	—	12,411	770,083
LOC & other	949,054	31,038	11,933	—	—	2,634	994,659
Residential
Mortgage	500,318	2,630	688	—	4,702	477	508,815
Home equity loans & lines	256,708	737	52	—	743	—	258,240
Consumer & other	41,819	74	74	—	49	—	42,016
Total	$6,244,594	$211,779	$208,687	$—	$5,494	$127,336	$6,797,890
Deferred loan fees, net							(10,773)
Total							$6,787,117

(in thousands)

	December 31, 2012
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Impaired	Total
Commercial real estate
Term & multifamily	$3,515,753	$203,643	$134,625	$—	$—	$84,422	$3,938,443
Construction & development	166,660	12,666	6,063	—	—	16,729	202,118
Residential development	25,082	4,379	5,064	—	—	22,684	57,209
Commercial
Term	718,122	22,255	46,893	—	—	10,532	797,802
LOC & other	880,385	19,521	15,576	—	—	7,846	923,328
Residential
Mortgage	469,325	3,507	1,120	—	2,627	—	476,579
Home equity loans & lines	258,252	1,612	—	—	758	175	260,797
Consumer & other	36,797	419	57	—	33	21	37,327
Total	$6,070,376	$268,002	$209,398	$—	$3,418	$142,409	$6,693,603
Deferred loan fees, net							(12,523)
Total							$6,681,080

The percentage of non-covered impaired loans classified as watch, special mention, and substandard was 9.9%, 1.9%, and 88.2%, respectively, as of June 30, 2013. The percentage of non-covered impaired loans classified as watch, special mention, and substandard was 9.0%, 1.7%, and 89.3%, respectively, as of December 31, 2012.

Troubled Debt Restructurings

At June 30, 2013 and December 31, 2012, impaired loans of $73.9 million and $70.6 million were classified as accruing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The restructured loans on accrual status represent the only impaired loans accruing interest. In order for a restructured loan to be considered for accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. Impaired restructured loans carry a specific allowance and the allowance on impaired restructured loans is calculated consistently across the portfolios.

There were no available commitments for troubled debt restructurings outstanding as of June 30, 2013 and none as of December 31, 2012.

The following tables present troubled debt restructurings by accrual versus non-accrual status and by loan class as of June 30, 2013 and December 31, 2012:

(in thousands)

	June 30, 2013
	Accrual	Non-Accrual	Total
	Status	Status	Modifications
Commercial real estate
Term & multifamily	$43,539	$12,424	$55,963
Construction & development	12,433	—	12,433
Residential development	15,814	3,991	19,805
Commercial
Term	351	4,526	4,877
LOC & other	1,270	—	1,270
Residential
Mortgage	477	—	477
Home equity loans & lines	—	—	—
Consumer & other	—	—	—
Total	$73,884	$20,941	$94,825

(in thousands)

	December 31, 2012
	Accrual	Non-Accrual	Total
	Status	Status	Modifications
Commercial real estate
Term & multifamily	$39,613	$16,605	$56,218
Construction & development	12,552	3,516	16,068
Residential development	17,141	4,921	22,062
Commercial
Term	350	4,641	4,991
LOC & other	820	1,493	2,313
Residential
Mortgage	—	—	—
Home equity loans & lines	126	—	126
Consumer & other	—	—	—
Total	$70,602	$31,176	$101,778

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

The following tables present newly non-covered restructured loans that occurred during the three and six months ended June 30, 2013 and 2012, respectively:

(in thousands)

Three months ended June 30, 2013
	Rate	Term	Interest Only	Payment	Combination	Total
	Modifications	Modifications	Modifications	Modifications	Modifications	Modifications
Commercial real estate
Term & multifamily	$—	$—	$—	$—	$—	$—
Construction & development	—	—	—	—	—	—
Residential development	—	—	—	—	—	—
Commercial
Term	—	—	—	—	—	—
LOC & other	—	—	—	—	—	—
Residential
Mortgage	—	—	—	—	189	189
Home equity loans & lines	—	—	—	—	—	—
Consumer & other	—	—	—	—	—	—
Total	$—	$—	$—	$—	$189	$189

Three months ended June 30, 2012
	Rate	Term	Interest Only	Payment	Combination	Total
	Modifications	Modifications	Modifications	Modifications	Modifications	Modifications
Commercial real estate
Term & multifamily	$—	$—	$—	$—	$—	$—
Construction & development	—	—	—	—	—	—
Residential development	—	—	—	—	—	—
Commercial
Term	—	—	—	—	—	—
LOC & other	—	—	—	—	—	—
Residential
Mortgage	—	—	—	—	—	—
Home equity loans & lines	—	—	—	—	—	—
Consumer & other	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—

(in thousands)

Six months ended June 30, 2013
	Rate	Term	Interest Only	Payment	Combination	Total
	Modifications	Modifications	Modifications	Modifications	Modifications	Modifications
Commercial real estate
Term & multifamily	$—	$—	$4,291	$—	$—	$4,291
Construction & development	—	—	—	—	—	—
Residential development	—	—	—	—	—	—
Commercial
Term	—	—	—	—	—	—
LOC & other	—	—	—	—	452	452
Residential
Mortgage	—	—	—	—	478	478
Home equity loans & lines	—	—	—	—	—	—
Consumer & other	—	—	—	—	—	—
Total	$—	$—	$4,291	$—	$930	$5,221

Six months ended June 30, 2012
	Rate	Term	Interest Only	Payment	Combination	Total
	Modifications	Modifications	Modifications	Modifications	Modifications	Modifications
Commercial real estate
Term & multifamily	$—	$—	$—	$—	$803	$803
Construction & development	—	—	—	—	—	—
Residential development	—	—	—	—	—	—
Commercial
Term	—	—	—	—	—	—
LOC & other	—	—	—	—	—	—
Residential
Mortgage	—	—	—	—	—	—
Home equity loans & lines	—	—	—	—	—	—
Consumer & other	—	—	—	—	—	—
Total	$—	$—	$—	$—	$803	$803

For the periods presented in the tables above, the outstanding recorded investment was the same pre and post modification.

The following tables represent financing receivables modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the three and six months ended June 30, 2013 and 2012, respectively:

(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Commercial real estate
Term & multifamily	$—	$—	$—	$217
Construction & development	—	—	—	—
Residential development	—	633	—	633
Commercial
Term	—	—	—	—
LOC & other	—	—	—	26
Residential
Mortgage	—	—	—	—
Home equity loans & lines	—	—	—	—
Consumer & other	—	—	—	—
Total	$—	$633	$—	$876

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

The covered loans acquired are, and will continue to be, subject to the Company’s internal and external credit review and monitoring. To the extent there is experienced or projected credit deterioration on the acquired loan pools subsequent to amounts estimated at the previous remeasurement date, this deterioration will be measured, and a provision for credit losses will be charged to earnings. Additionally, provision for credit losses will be recorded on advances on covered loans subsequent to acquisition date in a manner consistent with the allowance for non-covered loan and lease losses. These provisions will be mostly offset by an increase to the FDIC indemnification asset through the life of the loss sharing agreement, which is recognized in non-interest income.

Covered Loans

The following table presents the major types of covered loans as of June 30, 2013 and December 31, 2012:

(in thousands)

	June 30, 2013
	Evergreen	Rainier	Nevada Security	Total
Commercial real estate
Term & multifamily	$64,124	$174,728	$95,732	$334,584
Construction & development	3,784	—	4,355	8,139
Residential development	3,100	—	5,066	8,166
Commercial
Term	8,504	1,311	10,933	20,748
LOC & other	3,410	4,946	2,306	10,662
Residential
Mortgage	3,466	19,812	1,797	25,075
Home equity loans & lines	3,381	15,949	2,051	21,381
Consumer & other	1,064	3,582	25	4,671
Total	$90,833	$220,328	$122,265	$433,426
Allowance for covered loans				(14,367)
Total				$419,059

	December 31, 2012
	Evergreen	Rainier	Nevada Security	Total
Commercial real estate
Term & multifamily	$72,888	$199,685	$105,436	$378,009
Construction & development	4,941	637	6,133	11,711
Residential development	3,840	—	5,954	9,794
Commercial
Term	9,961	2,230	11,333	23,524
LOC & other	4,984	7,081	2,932	14,997
Residential
Mortgage	3,948	22,059	1,818	27,825
Home equity loans & lines	3,478	17,178	2,786	23,442
Consumer & other	1,855	4,143	53	6,051
Total	$105,895	$253,013	$136,445	$495,353
Allowance for covered loans				(18,275)
Total				$477,078
The outstanding contractual unpaid principal balance, excluding purchase accounting adjustments, at June 30, 2013 was $115.7 million, $258.3 million and $165.9 million, for Evergreen, Rainier, and Nevada Security, respectively, as compared to $137.7 million, $297.0 million and $198.4 million, for Evergreen, Rainier, and Nevada Security, respectively, at December 31, 2012.

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

The following table presents the changes in the accretable yield for the three and six months ended June 30, 2013 and 2012 for each respective acquired loan portfolio:

(in thousands)

	Three months ended June 30, 2013
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$31,604	$95,383	$42,633	$169,620
Accretion to interest income	(2,924)	(7,205)	(4,258)	(14,387)
Disposals	(1,126)	(1,961)	(1,436)	(4,523)
Reclassifications (to)/from nonaccretable difference	(392)	(394)	4,879	4,093
Balance, end of period	$27,162	$85,823	$41,818	$154,803

	Three months ended June 30, 2012
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$53,470	$112,845	$59,801	$226,116
Accretion to interest income	(4,544)	(7,147)	(4,694)	(16,385)
Disposals	(2,585)	(4,689)	(1,149)	(8,423)
Reclassifications from nonaccretable difference	1,723	22,492	665	24,880
Balance, end of period	$48,064	$123,501	$54,623	$226,188

(in thousands)

	Six months ended June 30, 2013
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$34,567	$102,468	$46,353	$183,388
Accretion to interest income	(7,063)	(13,069)	(8,452)	(28,584)
Disposals	(1,362)	(3,324)	(2,767)	(7,453)
Reclassifications from/(to) nonaccretable difference	1,020	(252)	6,684	7,452
Balance, end of period	27,162	$85,823	$41,818	$154,803

	Six months ended June 30, 2012
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$56,479	$120,333	$61,021	$237,833
Accretion to interest income	(8,778)	(14,855)	(9,609)	(33,242)
Disposals	(3,682)	(8,686)	(1,419)	(13,787)
Reclassifications from nonaccretable difference	4,045	26,709	4,630	35,384
Balance, end of period	$48,064	$123,501	$54,623	$226,188

Allowance for Covered Loan and Lease Losses

The following table summarizes activity related to the allowance for covered loan and lease losses by covered loan portfolio segment for the three and six months ended June 30, 2013 and 2012, respectively:

(in thousands)

	Three months ended June 30, 2013
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$12,374	$4,867	$685	$295	$18,221
Charge-offs	(507)	(484)	(58)	(154)	(1,203)
Recoveries	191	108	89	33	421
(Recapture) provision	(3,187)	21	92	2	(3,072)
Balance, end of period	$8,871	$4,512	$808	$176	$14,367

	Three months ended June 30, 2012
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$8,298	$3,275	$740	$322	$12,635
Charge-offs	(1,159)	(299)	(134)	(55)	(1,647)
Recoveries	304	212	47	20	583
Provision	18	1,359	11	18	1,406
Balance, end of period	$7,461	$4,547	$664	$305	$12,977

(in thousands)

	Six months ended June 30, 2013
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$12,129	$4,980	$804	$362	$18,275
Charge-offs	(768)	(813)	(108)	(332)	(2,021)
Recoveries	487	272	126	68	953
(Recapture) provision	(2,977)	73	(14)	78	(2,840)
Balance, end of period	$8,871	$4,512	$808	$176	$14,367

	Six months ended June 30, 2012
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$8,939	$3,964	$991	$426	$14,320
Charge-offs	(2,090)	(807)	(437)	(533)	(3,867)
Recoveries	641	381	79	48	1,149
(Recapture) provision	(29)	1,009	31	364	1,375
Balance, end of period	$7,461	$4,547	$664	$305	$12,977

The following table presents the allowance and recorded investment in covered loans by portfolio segment as of June 30, 2013 and 2012:

(in thousands)

	June 30, 2013
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Allowance for covered loans and leases:
Loans acquired with deteriorated credit quality (1)	$8,497	$4,124	$758	$130	$13,509
Collectively evaluated for impairment (2)	374	388	50	46	858
Total	$8,871	$4,512	$808	$176	$14,367
Covered loans and leases:
Loans acquired with deteriorated credit quality (1)	$348,013	$21,935	$41,416	$2,192	$413,556
Collectively evaluated for impairment (2)	2,876	9,475	5,040	2,479	19,870
Total	$350,889	$31,410	$46,456	$4,671	$433,426

	June 30, 2012
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Allowance for covered loans and leases:
Loans acquired with deteriorated credit quality (1)	$6,926	$3,936	$619	$261	$11,742
Collectively evaluated for impairment (2)	535	611	45	44	1,235
Total	$7,461	$4,547	$664	$305	$12,977
Covered loans and leases:
Loans acquired with deteriorated credit quality (1)	$449,784	$34,690	$51,243	$4,104	$539,821
Collectively evaluated for impairment (2)	2,905	16,658	4,886	2,670	27,119
Total	$452,689	$51,348	$56,129	$6,774	$566,940

(1) In accordance with ASC 310-30, the valuation allowance is netted against the carrying value of the covered loan and lease balance.

(2) The allowance on covered loan and lease losses includes an allowance on covered loan advances on acquired loans subsequent to acquisition.

The valuation allowance on covered loans was reduced by recaptured provision of $4.1 million and $5.7 million for the three and six months ended June 30, 2013, and $2.3 million and $3.5 million for the three and six months ended June 30, 2012.

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

The following table summarizes our internal risk rating grouping by covered loans, net as of June 30, 2013 and December 31, 2012:

(in thousands)

	June 30, 2013
		Special
	Pass/Watch	Mention	Substandard	Doubtful	Loss	Total
Commercial real estate
Term & multifamily	$214,580	$41,741	$69,439	$2,058	$393	$328,211
Construction & development	1,331	—	5,452	—	—	6,783
Residential development	514	231	5,709	571	—	7,025
Commercial
Term	7,403	3,032	6,357	602	—	17,394
LOC & other	8,108	282	943	170	—	9,503
Residential
Mortgage	24,879	—	—	—	—	24,879
Home equity loans & lines	20,585	—	184	—	—	20,769
Consumer & other	4,495	—	—	—	—	4,495
Total	$281,895	$45,286	$88,084	$3,401	$393	$419,059

	December 31, 2012
		Special
	Pass/Watch	Mention	Substandard	Doubtful	Loss	Total
Construction & development
Term & multifamily	$243,723	$47,880	$62,811	$14,925	$—	$369,339
Construction & development	1,792	195	4,315	3,386	—	9,688
Residential development	—	391	6,658	1,309	—	8,358
Commercial
Term	9,020	3,401	4,986	2,021	—	19,428
LOC & other	11,498	354	1,080	1,181	—	14,113
Residential
Mortgage	27,596	—	—	—	—	27,596
Home equity loans & lines	22,790	—	77	—	—	22,867
Consumer & other	5,689	—	—	—	—	5,689
Total	$322,108	$52,221	$79,927	$22,822	$—	$477,078

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

The following table summarizes the activity related to the covered OREO for the three and six months ended June 30, 2013 and 2012:

(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Balance, beginning of period	$7,896	$12,787	$10,374	$19,491
Additions to covered OREO	812	562	2,554	1,346
Dispositions of covered OREO	(5,098)	(3,718)	(8,765)	(8,300)
Valuation adjustments in the period	(126)	(440)	(679)	(3,346)
Balance, end of period	$3,484	$9,191	$3,484	$9,191

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

The following table summarizes the activity related to the FDIC indemnification asset for each respective acquired portfolio for the three and six months ended June 30, 2013 and 2012:

(in thousands)

	Three months ended June 30, 2013
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$13,165	$13,029	$19,852	$46,046
Change in FDIC indemnification asset	(1,460)	(2,204)	(4,630)	(8,294)
Transfers to due from FDIC and other	(57)	(358)	(1,074)	(1,489)
Balance, end of period	$11,648	$10,467	$14,148	$36,263

	Three months ended June 30, 2012
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$24,851	$24,362	$29,204	$78,417
Change in FDIC indemnification asset	(2,251)	(2,272)	483	(4,040)
Transfers to due from FDIC and other	(299)	(1,519)	(3,754)	(5,572)
Balance, end of period	$22,301	$20,571	$25,933	$68,805

(in thousands)

	Six months ended June 30, 2013
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$14,876	$15,110	$22,812	$52,798
Change in FDIC indemnification asset	(2,698)	(3,772)	(6,897)	(13,367)
Transfers to due from FDIC and other	(530)	(871)	(1,767)	(3,168)
Balance, end of period	$11,648	$10,467	$14,148	$36,263

	Six months ended June 30, 2012
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$28,547	$28,272	$34,270	$91,089
Change in FDIC indemnification asset	(4,098)	(2,917)	1,130	(5,885)
Transfers to due from FDIC and other	(2,148)	(4,784)	(9,467)	(16,399)
Balance, end of period	$22,301	$20,571	$25,933	$68,805

Note 7 – Mortgage Servicing Rights

The following table presents the changes in the Company’s mortgage servicing rights (“MSR”) for the three and six months ended June 30, 2013 and 2012:

(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Balance, beginning of period	$32,097	$20,210	$27,428	$18,184
Additions for new mortgage servicing rights capitalized	4,708	3,333	11,110	6,281
Changes in fair value:
Due to changes in model inputs or assumptions(1)	1,858	(969)	333	(1,063)
Other(2)	(471)	(61)	(679)	(889)
Balance, end of period	$38,192	$22,513	$38,192	$22,513

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our serviced loan portfolio as of June 30, 2013 and December 31, 2012 is as follows:

(dollars in thousands)

	June 30, 2013	December 31, 2012
Balance of loans serviced for others	$3,911,273	$3,162,080
MSR as a percentage of serviced loans	0.98%	0.87%

The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in mortgage banking revenue on the Condensed Consolidated Statements of Income, was $2.5 million and $4.8 million for the three and six months ended June 30, 2013, as compared to $1.5 million and $2.9 million for the three and six months ended June 30, 2012.

Key assumptions used in measuring the fair value of MSR as of June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
Constant prepayment rate	18.24%	21.39%
Discount rate	8.68%	8.65%
Weighted average life (years)	4.9	4.7

A sensitivity analysis of the current fair value to changes in discount and prepayment speed assumptions as of June 30, 2013 and December 31, 2012 is as follows:

	June 30, 2013	December 31, 2012
Constant prepayment rate
Effect on fair value of a 10% adverse change	$(1,858)	$(1,445)
Effect on fair value of a 20% adverse change	$(3,544)	$(2,754)

Discount rate
Effect on fair value of a 100 basis point adverse change	$(1,185)	$(889)
Effect on fair value of a 200 basis point adverse change	$(2,300)	$(1,720)

The sensitivity analysis presents the hypothetical effect on fair value of the MSR. The effect of such hypothetical change in assumptions generally cannot be extrapolated because the relationship of the change in an assumption to the change in fair value is not linear. Additionally, in the analysis, the impact of an adverse change in one assumption is calculated independent of any impact on other assumptions. In reality, changes in one assumption may change another assumption.

Note 8 – Non-covered Other Real Estate Owned, Net

The following table presents the changes in non-covered other real estate owned (“OREO”) for the three and six months ended June 30, 2013 and 2012:

(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Balance, beginning of period	$18,673	$34,306	$17,138	$34,175
Additions to OREO	1,343	1,784	7,032	8,993
Dispositions of OREO	(6,713)	(8,010)	(10,498)	(11,565)
Valuation adjustments in the period	(68)	(1,196)	(437)	(4,719)
Balance, end of period	$13,235	$26,884	$13,235	$26,884

Note 9 – Junior Subordinated Debentures

Following is information about the Company’s wholly-owned trusts (“Trusts”) as of June 30, 2013:

(dollars in thousands)

		Issued	Carrying		Effective
Trust Name	Issue Date	Amount	Value (1)	Rate (2)	Rate (3)	Maturity Date	Redemption Date
AT FAIR VALUE:
Umpqua Statutory Trust II	October 2002	$20,619	$14,631	Floating (4)	5.11%	October 2032	October 2007
Umpqua Statutory Trust III	October 2002	30,928	22,160	Floating (5)	5.20%	November 2032	November 2007
Umpqua Statutory Trust IV	December 2003	10,310	6,891	Floating (6)	4.68%	January 2034	January 2009
Umpqua Statutory Trust V	December 2003	10,310	6,873	Floating (6)	4.69%	March 2034	March 2009
Umpqua Master Trust I	August 2007	41,238	22,298	Floating (7)	3.00%	September 2037	September 2012
Umpqua Master Trust IB	September 2007	20,619	13,306	Floating (8)	4.68%	December 2037	December 2012
		134,024	86,159
AT AMORTIZED COST:
HB Capital Trust I	March 2000	5,310	6,245	10.875%	8.35%	March 2030	March 2010
Humboldt Bancorp Statutory Trust I	February 2001	5,155	5,838	10.200%	8.34%	February 2031	February 2011
Humboldt Bancorp Statutory Trust II	December 2001	10,310	11,298	Floating (9)	3.06%	December 2031	December 2006
Humboldt Bancorp Statutory Trust III	September 2003	27,836	30,410	Floating (10)	2.52%	September 2033	September 2008
CIB Capital Trust	November 2002	10,310	11,153	Floating (5)	3.05%	November 2032	November 2007
Western Sierra Statutory Trust I	July 2001	6,186	6,186	Floating (11)	3.86%	July 2031	July 2006
Western Sierra Statutory Trust II	December 2001	10,310	10,310	Floating (9)	3.87%	December 2031	December 2006
Western Sierra Statutory Trust III	September 2003	10,310	10,310	Floating (12)	3.18%	September 2033	September 2008
Western Sierra Statutory Trust IV	September 2003	10,310	10,310	Floating (12)	3.18%	September 2033	September 2008
		96,037	102,060
	Total	$230,061	$188,219

(1)
Includes purchase accounting adjustments, net of accumulated amortization, for junior subordinated debentures assumed in connection with previous mergers as well as fair value adjustments related to trusts recorded at fair value.

(2)	Contractual interest rate of junior subordinated debentures.

(3)	Effective interest rate based upon the carrying value as of June 30, 2013.

(4)	Rate based on LIBOR plus 3.35%, adjusted quarterly.

(5)	Rate based on LIBOR plus 3.45%, adjusted quarterly.

(6)	Rate based on LIBOR plus 2.85%, adjusted quarterly.

(7)	Rate based on LIBOR plus 1.35%, adjusted quarterly.

(8)	Rate based on LIBOR plus 2.75%, adjusted quarterly.

(9)	Rate based on LIBOR plus 3.60%, adjusted quarterly.

(10)	Rate based on LIBOR plus 2.95%, adjusted quarterly.

(11)	Rate based on LIBOR plus 3.58%, adjusted quarterly.

(12)	Rate based on LIBOR plus 2.90%, adjusted quarterly.

The Trusts are reflected as junior subordinated debentures in the Condensed Consolidated Balance Sheets.  The common stock issued by the Trusts is recorded in other assets in the Condensed Consolidated Balance Sheets, and totaled $7.1 million at June 30, 2013 and $7.2 million at December 31, 2012.

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

Through the first quarter of 2010 we obtained valuations from a third-party pricing service to assist with the estimation and determination of fair value of these liabilities. In these valuations, the credit risk adjusted interest spread for potential new issuances through the primary market and implied spreads of these instruments when traded as assets on the secondary market, were estimated to be significantly higher than the contractual spread of our junior subordinated debentures measured at fair value. The difference between these spreads has resulted in the cumulative gain in fair value, reducing the carrying value of these instruments as reported on our Consolidated Balance Sheets. In July 2010, the Dodd-Frank Wall Street Reform and consumer Protection Act (the "Dodd-Frank Act") was signed into law which, among other things, limits the ability of certain bank holding companies to treat trust preferred security debt issuances as Tier 1 capital. This law may require many banks to raise new Tier 1 capital and has effectively closed the trust-preferred securities markets from offering new issuances in the future. As a result of this legislation, our third-party pricing service noted that they were no longer able to provide reliable fair value estimates related to these liabilities given the absence of observable or comparable transactions in the market place in recent history or as anticipated into the future.

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

On a quarterly basis we assess entity-specific qualitative considerations that if not mitigated or represents a material change from the prior reporting period may result in a change to the perceived creditworthiness and ultimately the estimated credit risk adjusted spread utilized to value these liabilities.  Entity-specific considerations that positively impact our creditworthiness include: our strong capital position resulting from our successful public stock offerings in 2009 and 2010 that offers us flexibility to pursue business opportunities such as mergers and  acquisitions, or expand our footprint and product offerings; having significant levels of on and off-balance sheet liquidity; being profitable (after excluding the one-time goodwill impairment charge recognized in 2009); and, having an experienced management team.  However, these positive considerations are mitigated by significant risks and uncertainties that impact our creditworthiness and ability to maintain capital adequacy in the future. Specific risks and concerns include: given our concentration of loans secured by real estate in our loan portfolio, a continued and sustained deterioration of the real estate market may result in declines in the value of the underlying collateral and increased delinquencies that could result in an increase of charge-offs; despite recent improvement, our credit quality metrics remain negatively elevated since 2007 relative to historical standards; the continuation of current economic downturn that has been particularly severe in our primary markets could adversely affect our business; recent increased regulation facing our industry, such as the Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Act of 2009 and the Dodd-Frank Act, will increase the cost of compliance and restrict our ability to conduct business consistent with historical practices, require that we hold additional capital and could negatively impact profitability; we have a significant amount of goodwill and other intangible assets that dilute our available tangible common equity; and the carrying value of certain material, recently recorded assets on our balance sheet, such as the FDIC loss-sharing indemnification asset, are highly reliant on management estimates, such as the timing or amount of losses that are estimated to be covered, and the assumed continued compliance with the provisions of the applicable loss-share agreement. To the extent assumptions ultimately prove incorrect or should we consciously forego or unknowingly violate the guidelines of the agreement, an impairment of the asset may result which would reduce capital.

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

Absent changes to the significant inputs utilized in the discounted cash flow model used to measure the fair value of these instruments at each reporting period, the cumulative discount for each junior subordinated debenture will reverse over time, ultimately returning the carrying values of these instruments to their notional values at their expected redemption dates, in a manner similar to the effective yield method as if these instruments were accounted for under the amortized cost method.  This will result in recognizing losses on junior subordinated debentures carried at fair value on a quarterly basis within non-interest income.  For the three and six months ended June 30, 2013, we recorded a loss of $547,000 and $1.1 million and for the three and six months ended June 30, 2012, we recorded a loss of $547,000 and $1.1 million resulting from the change in fair value of the junior subordinated debentures recorded at fair value. Observable activity in the junior subordinated debenture and related markets in future periods may change the effective rate used to discount these liabilities, and could result in additional fair value adjustments (gains or losses on junior subordinated debentures measured at fair value) outside the expected periodic change in fair value had the fair value assumptions remained unchanged.

On July 2, 2013, the federal banking regulators approved the final proposed rules that revise the regulatory capital rules to incorporate certain revisions by the Basel Committee on Banking Supervision to the Basel capital framework ("Basel III"). Under the original proposed rule, trust preferred security debt issuances would have been phased out of Tier 1 capital into Tier 2 capital over a 10 year period. Under the final rule, consistent with Section 171 of the Dodd-Frank Act, bank holding companies with less than $15 billion assets as of December 31, 2009 will be grandfathered and may continue to include these instruments in Tier 1 capital, subject to certain restrictions. However, if an institution grows above $15 billion as a result of an acquisition, or organically grows above $15 billion and then makes an acquisition, the combined trust preferred issuances would be phased out of Tier 1 and into Tier 2 capital (75% in 2015 and 100% in 2016 and later). As the Company had less than $15 billion in assets at December 31, 2009, the Company will be able to continue to include its existing trust preferred securities, less the common stock of the Trusts, in the Company's Tier 1 capital. If the Company breaches $15 billion in consolidated assets other than in an organic manner and these instruments no longer qualify as Tier 1 capital, it is possible the Company may accelerate redemption of the existing junior subordinated debentures.  This could result in adjustments to the fair value of these instruments including the acceleration of losses on junior subordinated debentures carried at fair value within non-interest income. At June 30, 2013, the Company's restricted core capital elements were 17.5% of total core capital, net of goodwill and any associated deferred tax liability.

Note 10 – Commitments and Contingencies

Lease Commitments — The Bank leases 158 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

Rent expense for the three and six months ended June 30, 2013 was $4.7 million and $9.3 million and for the three and six months ended June 30, 2012 was $4.3 million and $8.6 million. Rent expense was offset by rent income for the three and six months ended June 30, 2013 of $192,000 and $448,000 and for the three and six months ended June 30, 2012 of $304,000 and $608,000.

Financial Instruments with Off-Balance-Sheet Risk — The Company's financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank's business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank's commitments and contingent liabilities:

(in thousands)

As of June 30, 2013
Commitments to extend credit	$1,528,811
Commitments to extend overdrafts	$219,798
Forward sales commitments	$272,980
Commitments to originate loans held for sale	$181,837
Standby letters of credit	$54,696

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including international trade finance, commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank was not required to perform on any financial guarantees and incurred none and $79,000 in losses in connection with standby letters of credit during the three and six months ended June 30, 2013.  The Bank was not required to perform on any financial guarantees and incurred no losses in connection with standby letters of credit during the three and six months ended June 30, 2012. At June 30, 2013, approximately $42.3 million of standby letters of credit expire within one year, and $12.4 million expire thereafter. Upon issuance, the Bank recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. Fees are recognized ratably over the term of the standby letter of credit. The estimated fair value of guarantees associated with standby letters of credit was $226,000 as of June 30, 2013.

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

Legal Proceedings—The Bank owns 468,659 shares of Class B common stock of Visa Inc. which are convertible into Class A common stock at a conversion ratio of 0.4206 per Class A share. As of June 30, 2013, the value of the Class A shares was

$182.75 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Bank was $36.0 million as of June 30, 2013, and has not been reflected in the accompanying financial statements. The shares of Visa Class B common stock are restricted and may not be transferred. Visa member banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares and use the proceeds to settle litigation, thereby reducing the conversion ratio.  If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

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

In the ordinary course of business, various claims and lawsuits are brought by and against the Company and its subsidiaries, including the Bank and Umpqua Investments. In the opinion of management, there is no pending or threatened proceeding in which an adverse decision could result in a material adverse change in the Company's consolidated financial condition or results of operations.

Concentrations of Credit Risk— The Bank grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington, California, and Nevada. In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 77% and 79% of the Bank’s non-covered loan and lease portfolio at June 30, 2013 and December 31, 2012.  Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary market areas in particular, such as has been seen with the deterioration in the residential development market since 2007, could have an adverse impact on the repayment of these loans.  Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments.  Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position.  There were no counterparty default losses on forward contracts in the three and six months ended June 30, 2013 and 2012.  Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At June 30, 2013, the Bank had commitments to originate mortgage loans held for sale totaling $181.8 million and forward sales commitments of $273.0 million.

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

The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of June 30, 2013, the Bank had 208 interest rate swaps with an aggregate notional amount of $1.0 billion related to this program.

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

As of June 30, 2013, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $8.4 million. The Bank has minimum collateral posting thresholds with certain of its derivative counterparties, and has been required to post collateral against its obligations under these agreements of $4.1 million as of June 30, 2013. If the Bank had breached any of these provisions at June 30, 2013, it could have been required to settle its obligations under the agreements at the termination value.

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

As of June 30, 2013, the net CVA increased the settlement values of the Bank’s net derivative assets by $1.9 million. During the three and six months ended June 30, 2013, the Bank recognized a gain of $1.8 million and $1.8 million, and during the three and six months ended June 30, 2012, the Bank recognized a loss of $700,000 and $116,000, respectively related to credit valuation adjustments on nonhedge derivative instruments, which is included in noninterest income. Various factors impact changes in the CVA over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

The following tables summarize the types of derivatives, separately by assets and liabilities, their locations on the Condensed Consolidated Balance Sheets, and the fair values of such derivatives as of June 30, 2013 and December 31, 2012:

(in thousands)

		Asset Derivatives		Liability Derivatives
Derivatives not designated	Balance Sheet	June 30,	December 31,	June 30,	December 31,
as hedging instrument	Location	2013	2012	2013	2012
Interest rate lock commitments	Other assets/Other liabilities	$638	$1,496	$—	$18
Interest rate forward sales commitments	Other assets/Other liabilities	10,347	133	108	905
Interest rate swaps	Other assets/Other liabilities	10,898	22,213	8,893	22,048
Total		$21,883	$23,842	$9,001	$22,971

The following table summarizes the types of derivatives, their locations within the Condensed Consolidated Statements of Income, and the gains (losses) recorded during the three and six months ended June 30, 2013 and 2012:

(in thousands)

		Three months ended		Six months ended
Derivatives not designated	Income Statement	June 30,		June 30,
as hedging instrument	Location	2013	2012	2013	2012
Interest rate lock commitments	Mortgage banking revenue	$(3,307)	$834	$(840)	$537
Interest rate forward sales commitments	Mortgage banking revenue	12,116	(8,241)	14,748	(9,807)
Interest rate swaps	Other income	1,823	(700)	1,839	(116)
Total		$10,632	$(8,107)	$15,747	$(9,386)

The following table summarizes the offsetting derivatives assets that have a right of offset as of June 30, 2013 and December 31, 2012:

(in thousands)

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/Liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
June 30, 2013
Derivative Assets
Interest rate swaps	$10,898	$—	$10,898	$(2,303)	$—	$8,595
Derivative Liabilities
Interest rate swaps	$8,893	$—	$8,893	$(2,303)	$(4,068)	$2,522

December 31, 2012
Derivative Assets
Interest rate swaps	$22,213	$—	$22,213	$(16)	$—	$22,197
Derivative Liabilities
Interest rate swaps	$22,048	$—	$22,048	$(16)	$(22,032)	$—

Note 12 – Shareholders’ Equity

Stock-Based Compensation

The compensation cost related to stock options, restricted stock and restricted stock units (included in salaries and employee benefits) was $1.0 million and $2.2 million for the three and six months ended June 30, 2013 as compared to $1.0 million and $1.9 million for the three and six months ended June 30, 2012. The total income tax benefit recognized related to stock-based compensation was $415,000 and $889,000 for the three and six months ended June 30, 2013 as compared to $410,000 and $777,000 for the three and six months ended June 30, 2012.

The following table summarizes information about stock option activity for the six months ended June 30, 2013:

(in thousands, except per share data)

	Six months ended June 30, 2013
			Weighted-Avg
	Options	Weighted-Avg	Remaining Contractual	Aggregate
	Outstanding	Exercise Price	Term (Years)	Intrinsic Value
Balance, beginning of period	1,850	$15.37
Exercised	(74)	$11.43
Forfeited/expired	(338)	$17.36
Balance, end of period	1,438	$15.11	5.02	$3,202
Options exercisable, end of period	1,042	$16.49	4.18	$1,802

The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of options exercised during the three and six months ended June 30, 2013 was $130,000 and $137,000 as compared to three and six months ended June 30, 2012 of $9,000 and $17,000. During the three and six months ended June 30, 2013, the amount of cash received from the exercise of stock options was $813,000 and $847,000 as compared to the three and six months ended June 30, 2012 of $58,000 and $78,000.

The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model.  There were no stock options granted in the three and six months ended June 30, 2013 and 2012.

The Company grants restricted stock periodically for the benefit of employees and directors. Restricted shares issued prior to 2011 generally vest on an annual basis over five years. Restricted shares issued since 2011 generally vest over a three year period, subject to time or time plus performance vesting conditions.  The following table summarizes information about nonvested restricted share activity for the six months ended June 30, 2013:

(in thousands, except per share data)

	Six months ended June 30, 2013
	Restricted	Weighted
	Shares	Average Grant
	Outstanding	Date Fair Value
Balance, beginning of period	763	$12.39
Granted	331	$12.15
Released	(143)	$12.19
Forfeited/expired	(79)	$11.72
Balance, end of period	872	$12.40

The total fair value of restricted shares vested and released during the three and six months ended June 30, 2013 was $514,000 and $1.8 million as compared to the three and six months ended June 30, 2012 of $142,000 and $1.7 million.

The Company granted restricted stock units as a part of the 2007 Long Term Incentive Plan for the benefit of certain executive officers.  Restricted stock unit grants are subject to performance-based vesting as well as other approved vesting conditions.  The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the performance and service conditions set forth in the grant agreements.  There were no restricted stock units vested and released and there were 35,000 restricted stock units forfeited during the three and six months ended June 30, 2013, and 95,000 restricted stock units with a weighted average grant date fair value of $10.41 remain outstanding at June 30, 2013.

As of June 30, 2013, there was $1.1 million of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a weighted-average period of 1.2 years.  As of June 30, 2013, there was $6.6 million of total unrecognized compensation cost related to nonvested restricted stock which is expected to be recognized over a weighted-average period of 1.8 years. As of June 30, 2013, there was $336,000 of total unrecognized compensation cost related to nonvested restricted stock units which is expected to be recognized over a weighted-average period of 0.9 years, assuming expected performance conditions are met.

For the three and six months ended June 30, 2013, the Company received income tax benefits of $257,000 and $775,000, respectively, as compared to the three and six months ended June 30, 2012 of $60,000 and $685,000 related to the exercise of non-qualified employee stock options, disqualifying dispositions on the exercise of incentive stock options, the vesting of restricted shares and the vesting of restricted stock units. In the six months ended June 30, 2013, the Company had net tax deficiencies (tax deficiency resulting from tax deductions less than the compensation cost recognized) of $33,000, compared to $45,000 of net tax deficiencies (tax deficiency resulting from tax deductions less than the compensation cost recognized) for the six months ended June 30, 2012.  Only cash flows from gross excess tax benefits are classified as financing cash flows.

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

The Company had gross unrecognized tax benefits relating to California tax incentives of $598,000 recorded as of June 30, 2013.  If recognized, the unrecognized tax benefit would reduce the 2013 annual effective tax rate by 0.3%.  During the six months ended June 30, 2013, the Company recognized an expense of $11,000 in interest relating to its liability for unrecognized tax benefits during the same period.  Interest expense is reported by the Company as a component of tax expense.  As of June 30, 2013, the accrued interest related to unrecognized tax benefits is $180,000.

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

The following is a computation of basic and diluted earnings per common share for the three and six months ended June 30, 2013 and 2012:

(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
NUMERATORS:
Net income	$26,253	$23,277	$49,614	$48,780
Less:
Dividends and undistributed earnings allocated to participating securities (1)	197	162	380	329
Net earnings available to common shareholders	$26,056	$23,115	$49,234	$48,451
DENOMINATORS:
Weighted average number of common shares outstanding - basic	111,954	111,897	111,946	111,943
Effect of potentially dilutive common shares (2)	191	181	187	177
Weighted average number of common shares outstanding - diluted	112,145	112,078	112,133	112,120
EARNINGS PER COMMON SHARE:
Basic	$0.23	$0.21	$0.44	$0.43
Diluted	$0.23	$0.21	$0.44	$0.43

(1)	Represents dividends paid and undistributed earnings allocated to nonvested restricted stock awards.

(2)	Represents the effect of the assumed exercise of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units, based on the treasury stock method.

The following table presents the weighted average outstanding securities that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive for the three and six months ended June 30, 2013 and 2012.

(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Stock options	863	1,314	933	1,316

Note 15 – Segment Information

The Company operates three primary segments: Community Banking, Home Lending and Wealth Management. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and retail customers in its primary market areas. As of June 30, 2013, the Community Banking segment operated 205 locations throughout Oregon, California, Washington, and Nevada.

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

Summarized financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

Segment Information

(in thousands)

	Three months ended June 30, 2013
	Community	Wealth	Home
	Banking	Management	Lending	Consolidated
Interest income	$95,084	$3,487	$5,444	$104,015
Interest expense	9,280	183	659	10,122
Net interest income	85,804	3,304	4,785	93,893
Provision for non-covered loan and lease losses	2,993	—	—	2,993
(Recapture of) provision for covered loan and lease losses	(3,072)	—	—	(3,072)
Non-interest income	6,142	3,943	24,412	34,497
Non-interest expense	72,861	4,231	10,839	87,931
Income before income taxes	19,164	3,016	18,358	40,538
Provision for income taxes	5,737	1,205	7,343	14,285
Net income	13,427	1,811	11,015	26,253
Dividends and undistributed earnings allocated
to participating securities	197	—	—	197
Net earnings available to common shareholders	$13,230	$1,811	$11,015	$26,056

	Six months ended June 30, 2013
	Community	Wealth	Home
	Banking	Management	Lending	Consolidated
Interest income	$190,095	$7,211	$11,042	$208,348
Interest expense	18,561	373	1,332	20,266
Net interest income	171,534	6,838	9,710	188,082
Provision for non-covered loan and lease losses	9,981	—	—	9,981
(Recapture of) provision for covered loan and lease losses	(2,840)	—	—	(2,840)
Non-interest income	12,638	7,733	48,141	68,512
Non-interest expense	144,319	8,233	21,141	173,693
Income before income taxes	32,712	6,338	36,710	75,760
Provision for income taxes	8,928	2,534	14,684	26,146
Net income	23,784	3,804	22,026	49,614
Dividends and undistributed earnings allocated
to participating securities	380	—	—	380
Net earnings available to common shareholders	$23,404	$3,804	$22,026	$49,234

(in thousands)

	Three months ended June 30, 2012
	Community	Wealth	Home
	Banking	Management	Lending	Consolidated
Interest income	$105,375	$3,351	$4,868	$113,594
Interest expense	11,687	230	665	12,582
Net interest income	93,688	3,121	4,203	101,012
Provision for non-covered loan and lease losses	6,638	—	—	6,638
Provision for covered loan and lease losses	1,406	—	—	1,406
Non-interest income	9,470	3,799	15,657	28,926
Non-interest expense	74,234	3,990	8,712	86,936
Income before income taxes	20,880	2,930	11,148	34,958
Provision for income taxes	6,169	1,053	4,459	11,681
Net income	14,711	1,877	6,689	23,277
Dividends and undistributed earnings allocated
to participating securities	162	—	—	162
Net earnings available to common shareholders	$14,549	$1,877	$6,689	$23,115

	Six months ended June 30, 2012
	Community	Wealth	Home
	Banking	Management	Lending	Consolidated
Interest income	$212,655	$7,469	$9,112	$229,236
Interest expense	24,108	497	1,264	25,869
Net interest income	188,547	6,972	7,848	203,367
Provision for non-covered loan and lease losses	9,805	—	—	9,805
Provision for covered loan and lease losses	1,375	—	—	1,375
Non-interest income	20,373	6,850	28,940	56,163
Non-interest expense	150,992	7,680	15,960	174,632
Income before income taxes	46,748	6,142	20,828	73,718
Provision for income taxes	14,391	2,216	8,331	24,938
Net income	32,357	3,926	12,497	48,780
Dividends and undistributed earnings allocated
to participating securities	329	—	—	329
Net earnings available to common shareholders	$32,028	$3,926	$12,497	$48,451

(in thousands)

	June 30, 2013
	Community	Wealth	Home
	Banking	Management	Lending	Consolidated
Total assets	$10,599,663	$109,840	$682,705	$11,392,208
Total loans and leases (covered and non-covered)	$6,653,783	$94,706	$457,687	$7,206,176
Total deposits	$8,562,885	$354,708	$38,732	$8,956,325

(in thousands)

	December 31, 2012
	Community	Wealth	Home
	Banking	Management	Lending	Consolidated
Total assets	$10,984,996	$90,370	$720,077	$11,795,443
Total loans and leases (covered and non-covered)	$6,713,792	$74,132	$370,234	$7,158,158
Total deposits	$8,968,867	$382,033	$28,375	$9,379,275

Note 16 – Fair Value Measurement

The following table presents estimated fair values of the Company’s financial instruments as of June 30, 2013 and December 31, 2012, whether or not recognized or recorded at fair value in the Condensed Consolidated Balance Sheets:

(in thousands)

	June 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
FINANCIAL ASSETS:
Cash and cash equivalents	$804,994	$804,994	$543,787	$543,787
Trading securities	3,863	3,863	3,747	3,747
Securities available for sale	2,083,755	2,083,755	2,625,229	2,625,229
Securities held to maturity	3,741	3,890	4,541	4,732
Loans held for sale	173,994	173,994	320,132	320,132
Non-covered loans and leases, net	6,701,281	6,675,579	6,595,689	6,652,179
Covered loans and leases, net	419,059	474,159	477,078	543,628
Restricted equity securities	32,112	32,112	33,443	33,443
Mortgage servicing rights	38,192	38,192	27,428	27,428
Bank owned life insurance assets	95,459	95,459	93,831	93,831
FDIC indemnification asset	36,263	12,435	52,798	18,714
Derivatives	21,883	21,883	23,842	23,842
Visa Class B common stock	—	34,222	—	28,385
FINANCIAL LIABILITIES:
Deposits	$8,956,325	$8,966,028	$9,379,275	$9,396,646
Securities sold under agreements to repurchase	176,447	176,447	137,075	137,075
Term debt	252,543	281,080	253,605	289,404
Junior subordinated debentures, at fair value	86,159	86,159	85,081	85,081
Junior subordinated debentures, at amortized cost	102,060	71,095	110,985	78,529
Derivatives	9,001	9,001	22,971	22,971

Fair Value of Assets and Liabilities Not Measured at Fair Value

The following table presents information about the level in the fair value hierarchy for the Company’s assets and liabilities that are not measured at fair value as of June 30, 2013 and December 31, 2012:

(in thousands)

	June 30, 2013
Description	Total	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$804,994	$804,994	$—	$—
Securities held to maturity	3,863	—	—	3,863
Non-covered loans and leases, net	6,675,579	—	—	6,675,579
Covered loans and leases, net	474,159	—	—	474,159
Restricted equity securities	32,112	32,112	—	—
Bank owned life insurance assets	95,459	95,459	—	—
FDIC indemnification asset	12,435	—	—	12,435
Visa Class B common stock	34,222	—	—	34,222
LIABILITIES
Deposits
Non-maturity deposits	$7,114,330	$7,114,330	$—	$—
Deposits with stated maturities	1,851,698	—	1,851,698	—
Securities sold under agreements to repurchase	176,447	—	176,447	—
Term debt	281,080	—	281,080	—
Junior subordinated debentures, at amortized cost	71,095	—	—	71,095

(in thousands)

	December 31, 2012
Description	Total	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$543,787	$543,787	$—	$—
Securities held to maturity	4,732	—	—	4,732
Non-covered loans and leases, net	6,652,179	—	—	6,652,179
Covered loans and leases, net	543,628	—	—	543,628
Restricted equity securities	33,443	33,443	—	—
Bank owned life insurance assets	93,831	93,831	—	—
FDIC indemnification asset	18,714	—	—	18,714
Visa Class B common stock	28,385	—	—	28,385
LIABILITIES
Deposits
Non-maturity deposits	$7,376,288	$7,376,288	$—	$—
Deposits with stated maturities	2,020,358	—	2,020,358	—
Securities sold under agreements to repurchase	137,075	—	137,075	—
Term debt	289,404	—	289,404	—
Junior subordinated debentures, at amortized cost	78,529	—	—	78,529

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

(in thousands)

	June 30, 2013
Description	Total	Level 1	Level 2	Level 3
Trading securities
Obligations of states and political subdivisions	$708	$—	$708	$—
Equity securities	3,058	3,058	—	—
Other investments securities(1)	97	—	97	—
Available for sale securities
U.S. Treasury and agencies	285	—	285	—
Obligations of states and political subdivisions	242,200	—	242,200	—
Residential mortgage-backed securities and
collateralized mortgage obligations	1,839,028	—	1,839,028	—
Other debt securities	238	—	238	—
Investments in mutual funds and other equity securities	2,004	—	2,004	—
Loans held for sale, at fair value	173,994		173,994
Mortgage servicing rights, at fair value	38,192	—	—	38,192
Derivatives
Interest rate lock commitments	638	—	—	638
Interest rate forward sales commitments	10,347	—	10,347	—
Interest rate swaps	10,898	—	10,898	—
Total assets measured at fair value	$2,321,687	$3,058	$2,279,799	$38,830
Junior subordinated debentures, at fair value	$86,159	$—	$—	$86,159
Derivatives
Interest rate lock commitments	—	—	—	—
Interest rate forward sales commitments	108	—	108	—
Interest rate swaps	8,893	—	8,893	—
Total liabilities measured at fair value	$95,160	$—	$9,001	$86,159

(in thousands)

	December 31, 2012
Description	Total	Level 1	Level 2	Level 3
Trading securities
Obligations of states and political subdivisions	$1,216	$—	$1,216	$—
Equity securities	2,408	2,408	—	—
Other investments securities(1)	123	—	123	—
Available for sale securities
U.S. Treasury and agencies	45,820	—	45,820	—
Obligations of states and political subdivisions	263,725	—	263,725	—
Residential mortgage-backed securities and
collateralized mortgage obligations	2,313,376	—	2,313,376	—
Other debt securities	222	—	222	—
Investments in mutual funds and other equity securities	2,086	—	2,086	—
Loans held for sale, at fair value	320,132		320,132
Mortgage servicing rights, at fair value	27,428	—	—	27,428
Derivatives
Interest rate lock commitments	1,496	—	—	1,496
Interest rate forward sales commitments	133	—	133	—
Interest rate swaps	22,213	—	22,213	—
Total assets measured at fair value	$3,000,378	$2,408	$2,969,046	$28,924
Junior subordinated debentures, at fair value	$85,081	$—	$—	$85,081
Derivatives
Interest rate lock commitments	18	—	—	18
Interest rate forward sales commitments	905	—	905	—
Interest rate swaps	22,048	—	22,048	—
Total liabilities measured at fair value	$108,052	$—	$22,953	$85,099

(1)	Principally represents U.S. Treasury and agencies or residential mortgage-backed securities issued or guaranteed by governmental agencies.

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

Derivative Instruments - The fair value of the interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate.  The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. The fair value of the interest rate swaps is determined using a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the CVA associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2013, the Bank has assessed the significance of the impact of the CVA on the overall valuation of its interest rate swap positions and has determined that the CVA are not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at June 30, 2013:

(in thousands)

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average (Range)
Mortgage servicing rights	Discounted cash flow
		Constant Prepayment Rate	18.24%
		Discount Rate	8.68%
Interest rate lock commitment	Internal Pricing Model
		Pull-through rate	82.0%
Junior subordinated debentures	Discounted cash flow
		Credit Spread	6.21%

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

Management believes that the credit risk adjusted spread utilized in the fair value measurement of the junior subordinated debentures carried at fair value is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt, and not as a result of changes to our entity-specific credit risk. The widening of the credit risk adjusted spread above the Company’s contractual spreads has primarily contributed to the positive fair value adjustments.  Future contractions in the credit risk adjusted spread relative to the spread currently utilized to measure the Company’s junior subordinated debentures at fair value as of June 30, 2013, or the passage of time, will result in negative fair value adjustments.  Generally, an increase in the credit risk adjusted spread and/or a decrease in the three month LIBOR swap curve will result in positive fair value adjustments (and decrease the fair value measurement).  Conversely, a decrease in the credit risk adjusted spread and/or an increase in the three month LIBOR swap curve will result in negative fair value adjustments (and increase the fair value measurement).

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2013 and 2012.

(in thousands)

Three months ended June 30,	Beginning Balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending Balance	Net change in unrealized gains or (losses) relating to items held at end of period
2013
Mortgage servicing rights	$32,097	$1,387	$4,708	$—	$38,192	$2,544
Interest rate lock commitment	3,946	(3,946)	21,656	(21,018)	638	638
Junior subordinated debentures	85,616	1,519	—	(976)	86,159	1,519

2012
Mortgage servicing rights	$20,210	$(1,030)	$3,333	$—	$22,513	$(84)
Interest rate lock commitment	1,452	(1,452)	18,640	(16,354)	2,286	2,286
Junior subordinated debentures	83,453	1,587	—	(1,047)	83,993	1,587

(in thousands)

Six months ended June 30,	Beginning Balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending Balance	Net change in unrealized gains or (losses) relating to items held at end of period
2013
Mortgage servicing rights	$27,428	$(346)	$11,110	$—	$38,192	$(344)
Interest rate lock commitment	1,478	(1,478)	35,135	(34,497)	638	638
Junior subordinated debentures	85,081	3,030	—	(1,952)	86,159	3,030

2012
Mortgage servicing rights	$18,184	$(1,952)	$6,281	$—	$22,513	$(197)
Interest rate lock commitment	1,749	(1,749)	35,597	(33,311)	2,286	2,286
Junior subordinated debentures	82,905	3,188	—	(2,100)	83,993	3,188

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

(in thousands)

	June 30, 2013
	Total	Level 1	Level 2	Level 3
Non-covered loans and leases	$17,490	$—	$—	$17,490
Non-covered other real estate owned	1,098	—	—	1,098
Covered other real estate owned	2,514	—	—	2,514
	$21,102	$—	$—	$21,102

(in thousands)

	December 31, 2012
	Total	Level 1	Level 2	Level 3
Investment securities, held to maturity
Residential mortgage-backed securities
and collateralized mortgage obligations	$432	$—	$—	$432
Non-covered loans and leases	34,007	—	—	34,007
Non-covered other real estate owned	4,671	—	—	4,671
Covered other real estate owned	8,957	—	—	8,957
	$48,067	$—	$—	$48,067

The following table presents the losses resulting from nonrecurring fair value adjustments for the three and six months ended June 30, 2013 and 2012:

(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Non-covered loans and leases	$3,878	$11,047	$12,157	$22,841
Non-covered other real estate owned	68	1,196	437	4,719
Covered other real estate owned	126	440	680	3,346
Total loss from nonrecurring measurements	$4,072	$12,683	$13,274	$30,906

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

Fair Value Option
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale accounted for under the fair value option as of June 30, 2013 and December 31, 2012:

(in thousands)

	June 30, 2013			December 31, 2012
			Fair Value			Fair Value
		Aggregate	Less Aggregate		Aggregate	Less Aggregate
		Unpaid	Unpaid		Unpaid	Unpaid
	Fair	Principal	Principal	Fair	Principal	Principal
	Value	Balance	Balance	Value	Balance	Balance
Loans held for sale	$173,994	$173,423	$571	$320,132	$302,760	$17,372

Loans held for sale accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported as a component of mortgage banking revenue, net in the Consolidated Statements of Income. For the three and six months ended June 30, 2013 the Company recorded a net decrease of $6.0 million and $16.8 million, and for the three and six months ended June 30, 2012, the Company recorded a net increase of $5.8 million and $6.0 million, respectively, representing the change in fair value reflected in earnings.

There were no nonaccrual mortgage loans held for sale or mortgage loans held for sale 90 days or more past due and still accruing interest as of June 30, 2013 and December 31, 2012, respectively.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. These statements may include statements that expressly or implicitly predict future results, performance or events. Statements other than statements of historical fact are forward-looking statements. You can find many of these statements by looking for words such as “anticipates,” “expects,” “believes,” “estimates” and “intends” and words or phrases of similar meaning. We make forward-looking statements regarding projected sources of funds, use of proceeds, availability of acquisition and growth opportunities, dividends, adequacy of our allowance for loan and lease losses, reserve for unfunded commitments and provision for loan and lease losses, performance of troubled debt restructurings, our commercial real estate portfolio and subsequent charge-offs, and our covered loan portfolio and the FDIC indemnification asset. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Risks and uncertainties include those set forth in our filings with the Securities and Exchange Commission (the "SEC") and the following factors that might cause actual results to differ materially from those presented:

•	our ability to attract new deposits and loans and leases;

•	demand for financial services in our market areas;

•	competitive market pricing factors;

•	deterioration in economic conditions that could result in increased loan and lease losses;

•	risks associated with concentrations in real estate related loans;

•	market interest rate volatility;

•	compression of our net interest margin;

•	stability of funding sources and continued availability of borrowings;

•	changes in legal or regulatory requirements or the results of regulatory examinations that could restrict growth;

•	our ability to recruit and retain key management and staff;

•	availability of, and competition for acquisition opportunities;

•	risks associated with merger and acquisition integration;

•	significant decline in the market value of the Company that could result in an impairment of goodwill;

•	our ability to raise capital or incur debt on reasonable terms;

•	regulatory limits on the Bank’s ability to pay dividends to the Company;

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

•	the impact of “Basel III” capital rules that could require the Company to adjust the fair value, including the acceleration of losses, of the trust preferred securities.
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

Executive Overview

Significant items for the three and six months ended June 30, 2013 were as follows:

•
Net earnings available to common shareholders per diluted common share were $0.23 and $0.44 for the three and six months ended June 30, 2013, as compared to $0.21 and $0.43 for the three and six months ended June 30, 2012.  Operating earnings per diluted common share, defined as earnings available to common shareholders before net gains or losses on junior subordinated debentures carried at fair value, net of tax and merger related expenses, net of tax, divided by the same diluted share total used in determining diluted earnings per common share, were $0.24 and $0.46 for the three and six months ended June 30, 2013, as compared to operating income per diluted common share of $0.21 and $0.44 for the three and six months ended June 30, 2012.  Operating income per diluted share is considered a “non-GAAP” financial measure.  More information regarding this measurement and reconciliation to the comparable GAAP measurement is provided under the heading Results of Operations - Overview below.

•
Net interest margin, on a tax equivalent basis, decreased to 3.73% and 3.75% for the three and six months ended June 30, 2013, compared to 4.06% and 4.07% for the three and six months ended June 30, 2012.  The decrease in net interest margin resulted from the decline in non-covered loan yields, the decline in investment yields, an increase in interest bearing cash, the decrease in average investment balances and in average covered loan balances, partially offset by the increase in average non-covered loans outstanding, the increase in loan disposal gains from the covered loan portfolio, and the decrease in the cost of interest bearing deposits. Excluding the impact of loan disposal gains from the covered loan portfolio and interest and fee reversals on non-accrual loans, our adjusted net interest margin was 3.57% and 3.63% for the three and six months ended June 30, 2013, as compared to adjusted net interest margin of 3.96% and 3.98% for the three and six months ended June 30, 2012. Adjusted net interest margin is considered a “non-GAAP” financial measure. More information regarding this measurement and reconciliation to the comparable GAAP measurement is provided under the heading Results of Operations - Overview below.

•
The provision for non-covered loan and lease losses was $3.0 million and $10.0 million for the three and six months ended June 30, 2013, as compared to the $6.6 million and $9.8 million recognized for the three and six months ended June 30, 2012. This resulted primarily from a decrease in net charge-offs as a result of resolution of non-performing loans.

•
Mortgage banking revenue was $24.3 million and $47.9 million for the three and six months ended June 30, 2013, compared to $15.6 million and $28.7 million for the three and six months ended June 30, 2012.  Closed mortgage volume increased 24% in the current year to date over the prior year same period due to ongoing increased purchase and refinancing activity relating to historically low interest rates.

•
Total gross non-covered loans and leases were $6.8 billion as of June 30, 2013, an increase of $106.0 million, or 1.6%, as compared to December 31, 2012.  This increase is principally attributable to commercial lines of credit production and utilization.

•
Total deposits were $9.0 billion as of June 30, 2013, a decrease of $423.0 million, or 4.5%, as compared to December 31, 2012.  The decline resulted primarily from timing differences on normal recurring deposit inflows and the transfer of balances to securities sold under agreements to repurchase and from anticipated run-off of higher priced money market, time and public deposits.

•	Total consolidated assets were $11.4 billion as of June 30, 2013, compared to $11.8 billion at December 31, 2012.

•
Non-covered, non-performing assets decreased to $68.1 million, or 0.60% of total assets, as of June 30, 2013, as compared to $88.1 million, or 0.75% of total assets, as of December 31, 2012.  Non-covered, non-performing loans decreased to $54.9 million, or 0.81% of total non-covered loans, as of June 30, 2013, as compared to $71.0 million, or 1.06% of total non-covered loans as of December 31, 2012.  Non-accrual loans have been written-down to their estimated net realizable values.

•
Net charge-offs on non-covered loans were $1.8 million for the three months ended June 30, 2013, or 0.11% of average non-covered loans and leases (annualized), as compared to net charge-offs of $9.7 million, or 0.64% of average non-covered loans and leases (annualized), for the three months ended June 30, 2012.  Net charge-offs on non-covered loans were $9.5 million for the six months ended June 30, 2013, or 0.29% of average non-covered loans and leases (annualized), as compared to net charge-offs of $19.2 million, or 0.64% of average non-covered loans and leases (annualized), for the six months ended June 30, 2012.

•	Total risk based capital increased to 16.7% as of June 30, 2013, compared to 16.5% as of December 31, 2012, due to the decrease in risk-weighted assets as compared to December 31, 2012.

•
Cash dividends declared in the second quarter of 2013 were $0.20 per common share, compared to cash dividends declared in the second quarter of 2012 of $0.09 per common share.  A special cash dividend of $0.05 per common share was declared and paid during the second quarter of 2013.

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

Management believes that the ALLL was adequate as of June 30, 2013. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 77% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses.

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

Valuation of Goodwill and Intangible Assets

At June 30, 2013, we had $683.0 million in goodwill and other intangible assets as a result of business combinations. Goodwill and other intangible assets with indefinite lives are not amortized but instead are periodically tested for impairment. Management performs an impairment analysis for the intangible assets with indefinite lives on an annual basis as of December 31.  Additionally, goodwill and other intangible assets with indefinite lives are evaluated on an interim basis when events or circumstance indicate impairment potentially exists.  The impairment analysis requires management to make subjective judgments. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures, technology, changes in discount rates and specific industry and market conditions. There can be no assurance that changes in circumstances, estimates or assumption may result in additional impairment of all, or some portion of, goodwill.

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
In July 2013, the FASB issued ASU No. 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. ASU No. 2013-10 permits the use of the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge account purposes. The amendment is effective prospectively for qualifying new or redesiginated hedging relationships entered into on or after July 17, 2013. The adoption of ASU No. 2013-10 is not expected to have a material impact on the Company's consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. No new recurring disclosures are required. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2013 and are to be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's consolidated financial statements.
Results of Operations

Overview

For the three months ended June 30, 2013, net earnings available to common shareholders were $26.1 million, or $0.23 per diluted common share, as compared to net earnings available to common shareholders of $23.1 million, or $0.21 per diluted common share for the three months ended June 30, 2012.  For the six months ended June 30, 2013, net earnings available to common shareholders were $49.2 million, or $0.44 per diluted common share, as compared to net earnings available to common shareholders of $48.5 million, or $0.43 per diluted common share for the six months ended June 30, 2012. The increase in net earnings for the three and six months ended June 30, 2013 compared to the same periods of the prior year is principally attributable to increased non-interest income and decreased provision for loan losses, partially offset by decreased net interest income.

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

The following table provides the reconciliation of earnings available to common shareholders (GAAP) to operating earnings (non-GAAP), and earnings per diluted common share (GAAP) to operating earnings per diluted share (non-GAAP) for the three and six months ended June 30, 2013 and 2012:

Reconciliation of Net Earnings Available to Common Shareholders to Operating Earnings

(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net earnings available to common shareholders	$26,056	$23,115	$49,234	$48,451
Adjustments:
Net loss on junior subordinated debentures carried at fair value, net of tax	328	328	653	657
Merger-related expenses, net of tax	486	92	1,405	152
Operating earnings	$26,870	$23,535	$51,292	$49,260
Per diluted share:
Net earnings available to common shareholders	$0.23	$0.21	$0.44	$0.43
Adjustments:
Net loss on junior subordinated debentures carried at fair value, net of tax	—	—	0.01	0.01
Merger-related expenses, net of tax	0.01	—	0.01	—
Operating earnings	$0.24	$0.21	$0.46	$0.44

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

The following table presents a reconciliation of net interest income to adjusted net interest income and net interest margin to adjusted net interest margin for the three and six months ended June 30, 2013 and 2012:

Reconciliation of Net Interest Income to Adjusted Net Interest Income and Net Interest Margin to Adjusted Net Interest Margin

(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net interest income - tax equivalent basis (1)	$95,046	$102,165	$190,405	$205,671
Adjustments:
Interest and fee reversals on non-accrual loans	33	317	1,118	963
Covered loan disposal gains	(4,237)	(2,926)	(7,391)	(5,713)
Adjusted net interest income - tax equivalent basis (1)	$90,842	$99,556	$184,132	$200,921
Average interest earning assets	$10,218,611	$10,118,420	$10,234,539	$10,157,875
Net interest margin - consolidated (1)	3.73%	4.06%	3.75%	4.07%
Adjusted net interest margin - consolidated (1)	3.57%	3.96%	3.63%	3.98%

(1)
Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1.2 million and $1.2 million for the three months ended June 30, 2013 and 2012, respectively, and $2.3 million and $2.3 million for the six months ended June 30, 2013 and 2012, respectively.

The following table presents the returns on average assets, average common shareholders' equity and average tangible common shareholders' equity for the three and six months ended June 30, 2013 and 2012. For each of the periods presented, the table includes the calculated ratios based on reported net earnings available to common shareholders and operating income as shown in the table above. Our return on average common shareholders' equity is negatively impacted as the result of capital required to support goodwill. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger and acquisition-related intangible assets, we believe it beneficial to also consider the return on average tangible common shareholders' equity. The return on average tangible common shareholders' equity is calculated by dividing net earnings available to common shareholders by average shareholders' common equity less average goodwill and intangible assets, net (excluding MSRs). The return on average tangible common shareholders' equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders' equity.

Return on Average Assets, Common Shareholders' Equity and Tangible Common Shareholders' Equity

(dollars in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Returns on average assets:
Net earnings available to common shareholders	0.91%	0.82%	0.87%	0.85%
Operating earnings	0.94%	0.83%	0.90%	0.87%
Returns on average common shareholders' equity:
Net earnings available to common shareholders	6.04%	5.48%	5.74%	5.77%
Operating earnings	6.23%	5.58%	5.98%	5.87%
Returns on average tangible common shareholders' equity:
Net earnings available to common shareholders	10.00%	9.12%	9.50%	9.63%
Operating earnings	10.31%	9.28%	9.89%	9.79%
Calculation of average common tangible shareholders' equity:
Average common shareholders' equity	$1,728,354	$1,695,157	$1,729,440	$1,687,345
Less: average goodwill and other intangible assets, net	(683,446)	(675,312)	(684,035)	(675,912)
Average tangible common shareholders' equity	$1,044,908	$1,019,845	$1,045,405	$1,011,433

Additionally, management believes tangible common equity and the tangible common equity ratio are meaningful measures of capital adequacy. Umpqua believes the exclusion of certain intangible assets in the computation of tangible common equity and tangible common equity ratio provides a meaningful base for period-to-period and company-to-company comparisons, which management believes will assist investors in analyzing the operating results and capital of the Company.  Tangible common equity is calculated as total shareholders' equity less goodwill and other intangible assets, net (excluding MSRs).  In addition, tangible assets are total assets less goodwill and other intangible assets, net (excluding MSRs).  The tangible common equity ratio is calculated as tangible common shareholders’ equity divided by tangible assets. The tangible common equity and tangible common equity ratio is considered a non-GAAP financial measure and should be viewed in conjunction with the total shareholders’ equity and the total shareholders’ equity ratio. The following table provides a reconciliation of ending shareholders’ equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of June 30, 2013 and December 31, 2012:

Reconciliations of Total Shareholders' Equity to Tangible Common Shareholders' Equity and Total Assets to Tangible Assets

(dollars in thousands)

	June 30,	December 31,
	2013	2012
Total shareholders' equity	$1,715,352	$1,724,039
Subtract:
Goodwill and other intangible assets, net	682,971	685,331
Tangible common shareholders' equity	$1,032,381	$1,038,708
Total assets	$11,392,208	$11,795,443
Subtract:
Goodwill and other intangible assets, net	682,971	685,331
Tangible assets	$10,709,237	$11,110,112
Tangible common equity ratio	9.64%	9.35%

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited.  Although we believe these non-GAAP financial measure are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

Net Interest Income

Net interest income is the largest source of our operating income. Net interest income for the three months ended June 30, 2013 was $93.9 million, a decrease of $7.1 million or 7.0% compared to the same period in 2012. Net interest income for the six months ended June 30, 2013 was $188.1 million, a decrease of $15.3 million or 7.5% compared to the same period in 2012. The results for the three and six months ended June 30, 2013 as compared to the same periods in 2012 are attributable to a decrease in outstanding average covered loans and investment securities, and a decrease in net interest margin, partially offset by an increase in average non-covered loans and leases and a decrease in average interest-bearing liabilities.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax equivalent basis was 3.73% for the three months ended June 30, 2013, a decrease of 33 basis points as compared to the same period in 2012.  The net interest margin on a fully tax equivalent basis was 3.75% for the six months ended June 30, 2013, a decrease of 32 basis points as compared to the same period in 2012. The decrease in net interest margin for the three and six months ended June 30, 2013 as compared to the same period in the prior year primarily resulted from a decline in non-covered loan yields, the decrease in average covered loans outstanding, a decline in investment yields, and an increase in average interest bearing cash, partially offset by an increase in average non-covered loans outstanding, an increase in loan disposal gains from the covered loan portfolio, a decline in the cost of interest-bearing deposits, and a decrease in average interest-bearing liabilities.

Loan disposal related activities within the covered loan portfolio, either through loans being paid off in full or transferred to other real estate owned (“OREO”), result in gains within covered loan interest income to the extent assets received in satisfaction of debt (such as cash or the net realizable value of OREO received) exceeds the allocated carrying value of the loan disposed of from the pool.  Loan disposal activities contributed $4.2 million of interest income for the three months ended June 30, 2013 compared to $2.9 million of interest income during the three months ended June 30, 2012.  Loan disposal activities contributed $7.4 million of interest income for the six months ended June 30, 2013 compared to $5.7 million of interest income during the six months ended June 30, 2012.

Net interest income for the three and six months ended June 30, 2013 was negatively impacted by the $33,000 and $1.1 million reversal of interest and fee income on non-covered, non-accrual loans, as compared to the $0.3 million and $1.0 million reversal of interest and fee income during the three and six months ended June 30, 2012.  Excluding the impact of covered loan disposal gains and interest and fee income reversals on non-covered, non-accrual loans, tax equivalent net interest margin would have been 3.57% and 3.63% for the three and six months ended June 30, 2013 and 3.96% and 3.98% for the three and six months ended June 30, 2012.

Partially offsetting the decrease in net interest margin in the current quarter as compared to the same period of the prior year is the continued reduction in the cost of interest-bearing liabilities, specifically interest-bearing deposits.  The total cost of interest-bearing deposits for the three and six months ended June 30, 2013 was 0.35% and 0.34%, representing a 12 and 14 basis point decrease compared to the three and six months ended June 30, 2012.

Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds. The following tables present condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three and six months ended June 30, 2013 and 2012:

Average Rates and Balances
(dollars in thousands)

	Three months ended			Three months ended
	June 30, 2013			June 30, 2012
		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	Expense	Rates	Balance	Expense	Rates
INTEREST-EARNING ASSETS:
Non-covered loans and leases (1)	$6,851,605	$78,434	4.59%	$6,186,115	$77,637	5.05%
Covered loans and leases, net	428,003	14,750	13.82%	571,111	16,935	11.93%
Taxable securities	2,062,819	8,193	1.59%	2,834,188	16,563	2.34%
Non-taxable securities (2)	253,975	3,390	5.34%	254,511	3,444	5.41%
Temporary investments and interest-bearing deposits	622,209	401	0.26%	272,495	168	0.25%
Total interest earning assets	10,218,611	105,168	4.13%	10,118,420	114,747	4.56%
Allowance for non-covered loan and lease losses	(84,450)			(86,483)
Other assets	1,313,707			1,319,150
Total assets	$11,447,868			$11,351,087
INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	$4,902,357	$1,163	0.10%	$4,936,480	$2,613	0.21%
Time deposits	1,901,522	4,701	0.99%	2,112,458	5,556	1.06%
Federal funds purchased and repurchase agreements	164,960	33	0.08%	136,425	79	0.23%
Term debt	252,769	2,305	3.66%	254,862	2,305	3.64%
Junior subordinated debentures	187,676	1,920	4.10%	185,807	2,029	4.39%
Total interest-bearing liabilities	7,409,284	10,122	0.55%	7,626,032	12,582	0.66%
Non-interest-bearing deposits	2,210,760			1,946,574
Other liabilities	99,470			83,324
Total liabilities	9,719,514			9,655,930
Common equity	1,728,354			1,695,157
Total liabilities and shareholders' equity	$11,447,868			$11,351,087
NET INTEREST INCOME		$95,046			$102,165
NET INTEREST SPREAD			3.58%			3.90%
AVERAGE YIELD ON EARNING ASSETS (1), (2)			4.13%			4.56%
INTEREST EXPENSE TO EARNING ASSETS			0.40%			0.50%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			3.73%			4.06%

(1)	Non-covered non-accrual loans, leases, and mortgage loans held for sale are included in the average balance.

(2)
Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1.2 million and $1.2 million for the three months ended June 30, 2013 and 2012, respectively.

	Six months ended			Six months ended
	June 30, 2013			June 30, 2012
		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	Expense	Rates	Balance	Expense	Rates
INTEREST-EARNING ASSETS:
Non-covered loans and leases (1)	$6,847,717	$156,979	4.62%	$6,111,525	$155,296	5.11%
Covered loans and leases, net	443,889	29,330	13.32%	591,016	34,278	11.66%
Taxable securities	2,182,326	16,861	1.55%	2,873,753	34,689	2.41%
Non-taxable securities (2)	257,137	6,848	5.33%	253,570	6,872	5.42%
Temporary investments and interest bearing deposits	503,470	653	0.26%	328,011	405	0.25%
Total interest earning assets	10,234,539	210,671	4.15%	10,157,875	231,540	4.58%
Allowance for non-covered loan and lease losses	(84,577)			(88,853)
Other assets	1,322,259			1,331,717
Total assets	$11,472,221			$11,400,739
INTEREST-BEARING LIABILITIES:
Interest bearing checking and savings accounts	$4,932,752	$2,459	0.10%	$4,985,634	$5,461	0.22%
Time deposits	1,937,434	9,283	0.97%	2,164,350	11,553	1.07%
Federal funds purchased and repurchase agreements	148,855	64	0.09%	130,192	159	0.25%
Term debt	253,036	4,578	3.65%	255,121	4,609	3.63%
Junior subordinated debentures	190,145	3,882	4.12%	185,569	4,087	4.43%
Total interest-bearing liabilities	7,462,222	20,266	0.55%	7,720,866	25,869	0.67%
Non-interest-bearing deposits	2,183,089			1,914,093
Other liabilities	97,470			78,435
Total liabilities	9,742,781			9,713,394
Common equity	1,729,440			1,687,345
Total liabilities and shareholders' equity	$11,472,221			$11,400,739
NET INTEREST INCOME		$190,405			$205,671
NET INTEREST SPREAD			3.60%			3.91%
AVERAGE YIELD ON EARNING ASSETS (1), (2)			4.15%			4.58%
INTEREST EXPENSE TO EARNING ASSETS			0.40%			0.51%
NET INTEREST INCOME TO EARNING ASSETSOR NET INTEREST MARGIN (1), (2)			3.75%			4.07%

(1)	Non-covered non-accrual loans, leases, and mortgage loans held for sale are included in the average balance.

(2)
Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $2.3 million and $2.3 million for the six months ended June 30, 2013 and 2012, respectively.

The following tables sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three and six months ended June 30, 2013 as compared to the same periods in 2012. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Rate/Volume Analysis
(in thousands)

	Three months ended June 30,
	2013 compared to 2012
	Increase (decrease) in interest income
	and expense due to changes in
	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Non-covered loans and leases	$7,948	$(7,151)	$797
Covered loans and leases	(4,662)	2,477	(2,185)
Taxable securities	(3,845)	(4,525)	(8,370)
Non-taxable securities (1)	(7)	(47)	(54)
Temporary investments and interest bearing deposits	225	8	233
Total (1)	(341)	(9,238)	(9,579)
INTEREST-BEARING LIABILITIES:
Interest bearing checking and savings accounts	(18)	(1,432)	(1,450)
Time deposits	(533)	(322)	(855)
Repurchase agreements and federal funds	14	(60)	(46)
Term debt	(19)	19	—
Junior subordinated debentures	20	(129)	(109)
Total	(536)	(1,924)	(2,460)
Net increase (decrease) in net interest income (1)	$195	$(7,314)	$(7,119)

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

(in thousands)

	Six months ended June 30, 2012
	2013 compared to 2012
	Increase (decrease) in interest income
	and expense due to changes in
	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Non-covered loans and leases	17,697	(16,014)	1,683
Covered loans and leases	(9,295)	4,347	(4,948)
Taxable securities	(7,142)	(10,686)	(17,828)
Non-taxable securities (1)	96	(119)	(23)
Temporary investments and interest bearing deposits	227	21	248
Total (1)	1,583	(22,451)	(20,868)
INTEREST-BEARING LIABILITIES:
Interest bearing checking and savings accounts	(57)	(2,945)	(3,002)
Time deposits	(1,148)	(1,122)	(2,270)
Repurchase agreements and federal funds	20	(115)	(95)
Term debt	(38)	7	(31)
Junior subordinated debentures	98	(303)	(205)
Total	(1,125)	(4,478)	(5,603)
Net increase (decrease) in net interest income (1)	2,708	(17,973)	(15,265)

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

Provision for Loan and Lease Losses

The provision for non-covered loan and lease losses was $3.0 million and $10.0 million and for the three and six months ended June 30, 2013, as compared to $6.6 million and $9.8 million for the same periods in 2012.  As an annualized percentage of average outstanding loans, the provision for loan and lease losses recorded for the three and six months ended June 30, 2013 was 0.18% and 0.30% as compared to 0.44% and 0.33% in the same periods in 2012.

The decrease in the provision for loan and lease losses in the three and six months ended June 30, 2013 as compared to the same periods in 2012 is principally attributable to a decrease in net charge-offs as a result of the resolution of non-performing loans.

The Company recognizes the charge-off of impairment reserves on impaired loans in the period they arise for collateral dependent loans.  Therefore, the non-covered, non-accrual loans of $48.9 million as of June 30, 2013 have already been written-down to their estimated fair value, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices. Depending on the characteristics of a loan, the fair value of collateral is estimated by obtaining external appraisals.

The provision for non-covered loan and lease losses is based on management's evaluation of inherent risks in the loan portfolio and a corresponding analysis of the allowance for non-covered loan and lease losses. Additional discussion on loan quality and the allowance for non-covered loan and lease losses is provided under the heading Asset Quality and Non-Performing Assets below.

The recapture of provision for covered loan and lease losses was $3.1 million and $2.8 million for the three and six months ended June 30, 2013, as compared to the provision for covered loan and lease losses of $1.4 million and $1.4 million for the same periods in 2012.  Provisions for covered loan and leases are recognized subsequent to acquisition to the extent it is probable we will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition, considering both the timing and amount of those expected cash flows.  Provisions may be required when determined losses of unpaid principal incurred exceed previous loss expectations to-date, or future cash flows previously expected to be collectible are no longer probable of collection.  Provisions for covered loan and lease losses, including amounts advanced subsequent to acquisition, are not reflected in the allowance for non-covered loan and lease losses, rather as a valuation allowance netted against the carrying value of the covered loan and lease balance accounted for under ASC 310-30, in accordance with applicable guidance.

Non-Interest Income

Non-interest income for the three months ended June 30, 2013 was $34.5 million, an increase of $5.6 million, or 19.3%, as compared to the same period in 2012. Non-interest income for the six months ended June 30, 2013 was $68.5 million, an increase of $12.3 million, or 22%, as compared to the same period in 2012. The following table presents the key components of non-interest income for the three and six months ended June 30, 2013 and 2012:

Non-Interest Income

(in thousands)

	Three months ended				Six months ended
	June 30,				June 30,
			Change	Change			Change	Change
	2013	2012	Amount	Percent	2013	2012	Amount	Percent
Service charges on deposit accounts	$7,478	$7,190	$288	4%	$14,470	$13,856	$614	4%
Brokerage commissions and fees	3,662	3,532	130	4%	7,298	6,476	822	13%
Mortgage banking revenue, net	24,289	15,641	8,648	55%	47,857	28,723	19,134	67%
Gain on investment securities, net	8	1,030	(1,022)	(99)%	15	1,178	(1,163)	(99)%
Loss on junior subordinated debentures carried at fair value	(547)	(547)	—	—%	(1,089)	(1,095)	6	(1)%
Change in FDIC indemnification asset	(8,294)	(4,040)	(4,254)	105%	(13,367)	(5,885)	(7,482)	127%
Other income	7,901	6,120	1,781	29%	13,328	12,910	418	3%
Total	$34,497	$28,926	$5,571	19%	$68,512	$56,163	$12,349	22%

The increase in deposit service charges in the three and six months ended June 30, 2013 compared to the same periods in 2012 is primarily the result of the acquisition of Circle Bank ("Circle") in the fourth quarter of 2012.

Mortgage banking revenue for the three and six months ended June 30, 2013 increased due to an increase in purchase and refinancing activity, compared to the same periods of the prior year. Closed mortgage volume for the three and six months ended June 30, 2013 was $599.3 million and $1.1 billion representing a 22.6% and 24.3% increase compared to the same periods of the prior year.

For the three and six months ended June 30, 2013 we recorded a loss of $547,000 and $1.1 million, as compared to the loss of $547,000 and $1.1 million for the three and six months ended June 30, 2012, in the change of fair value on the junior subordinated debentures recorded at fair value.  Additional information on the junior subordinated debentures carried at fair value is included in Note 9 of the Notes to Condensed Consolidated Financial Statements and under the heading Junior Subordinated Debentures.

The change in FDIC indemnification asset represents a change in cash flows expected to be recoverable under the loss-share agreements entered into with the FDIC in connection with FDIC-assisted acquisitions.

Other income for the three months ended June 30, 2013 compared to the same period in the prior year changed primarily due to gain on sale of loans of $2.0 million. Other income for the six months ended June 30, 2013 compared to the same period in the prior year changed primarily due to gain on sale of loans of $2.7 million partially offset by a reduction in debt capital market revenue (related to an interest rate swap program with commerical banking customers to facilitate their risk management strategies) of $1.4 million.

Non-Interest Expense

Non-interest expense for the three months ended June 30, 2013 was $87.9 million, an increase of $1.0 million, or 1.1%, as compared to the same period in 2012.  Non-interest expense for the six months ended June 30, 2013 was $173.7 million, a decrease of $0.9 million, or 1.1%, as compared to the same period in 2012. The following table presents the key elements of non-interest expense for the three and six months ended June 30, 2013 and 2012:

Non-Interest Expense

(in thousands)

	Three months ended				Six months ended
	June 30,				June 30,
			Change	Change			Change	Change
	2013	2012	Amount	Percent	2013	2012	Amount	Percent
Salaries and employee benefits	$52,067	$49,979	$2,088	4%	$103,572	$97,072	$6,500	7%
Net occupancy and equipment	15,059	13,580	1,479	11%	29,794	27,078	2,716	10%
Communications	2,827	2,845	(18)	(1)%	6,030	5,787	243	4%
Marketing	1,296	1,761	(465)	(26)%	2,157	2,751	(594)	(22)%
Services	6,001	6,631	(630)	(10)%	11,894	12,793	(899)	(7)%
Supplies	660	644	16	2%	1,378	1,309	69	5%
FDIC assessments	1,672	1,886	(214)	(11)%	3,323	3,854	(531)	(14)%
Net (gain) loss on non-covered other real estate owned	(146)	889	(1,035)	(116)%	(276)	4,076	(4,352)	(107)%
Net (gain) loss on covered other real estate owned	(62)	169	(231)	(137)%	222	2,623	(2,401)	(92)%
Intangible amortization	1,205	1,211	(6)	—%	2,409	2,423	(14)	(1)%
Merger related expenses	810	153	657	429%	2,341	253	2,088	825%
Other expenses	6,542	7,188	(646)	(9)%	10,849	14,613	(3,764)	(26)%
Total	$87,931	$86,936	$995	1%	$173,693	$174,632	$(939)	(1)%

Salaries and employee benefits costs increased $2.1 million in the three months ended June 30, 2013, as compared to the same period prior year. Salaries and employee benefits costs increased $6.5 million in the six months ended June 30, 2013, as compared to the same period prior year. For both periods, the increase relates to an increase of 41 full-time equivalent employees, including 39 employees associated with the Circle acquisition, in addition to an increase in variable compensation costs related to the Home Lending group.

Net occupancy and equipment expense increased $1.5 million for the three months ended June 30, 2013, and $2.7 million for the six months ended June 30, 2013 as compared to the same periods in the prior year as a result of the addition of 12 stores, compared to the same period prior year, including 6 new locations from the Circle acquisition.

FDIC assessments decreased for the three and six months ended June 30, 2013 as compared to the same periods of the prior year primarily as a result of a decrease in the assessment rate, partially offset by an increase in the assessment base.

In the three and six months ended June 30, 2013, the Company recognized a net gain (which includes gains on sale and valuation adjustments) on non-covered other real estate owned ("OREO") properties of $146,000 and $276,000, as compared to a net loss (which includes loss on sale and valuation adjustments) on non-covered OREO properties of $0.9 million and $4.1 million in the same periods a year ago. Included within the results for the three and six months ended June 30, 2013, the Company recognized a net gain (which includes gains on sale and valuation adjustments) on covered OREO properties of $62,000 and a net loss of $222,000 as compared to net losses (which includes gains on sale and valuation adjustments) on covered OREO properties of $169,000 and $2.6 million in the same periods a year ago. This is primarily the result of an increase in real estate values, allowing for better realization of market values of existing OREO properties.

We incur significant expenses in connection with the completion and integration of bank acquisitions that are not capitalizable.  The merger-related expense incurred in 2013 related primarily to the acquisition of Circle in the fourth quarter of 2012, the acquisition of FinPac on July 1, 2013, and other merger and acquisition related activities. Classification of expenses as merger-related is done in accordance with the provisions of a written policy approved by our Board of Directors.

Other expenses decreased $0.6 million and $3.8 million for the three and six months ended June 30, 2013 as compared to the same periods in the prior year primarily as a result of a decrease in loan and OREO workout related costs, partially offset by an increase in state and local taxes and an FDIC loss sharing claw back liability expense recorded due to better than expected performance of the Evergreen FDIC assisted acquisition.

Income Taxes

Our consolidated effective tax rate as a percentage of pre-tax income for the three and six months ended June 30, 2013 was 35.2% and 34.5% as compared to 33.4% and 33.8% for the three and six months ended June 30, 2012. The effective tax rates differed from the federal statutory rate of 35% and the apportioned state rate of 4.7% (net of the federal tax benefit) principally because of non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities and tax credits arising from low income housing investments.

FINANCIAL CONDITION

Investment Securities

Trading securities consist of securities held in inventory by Umpqua Investments for sale to its clients and securities invested in trust for the benefit of certain executives or former employees of acquired institutions as required by agreements. Trading securities were $3.9 million at June 30, 2013, as compared to $3.7 million at December 31, 2012. This increase is principally attributable to an increase in Umpqua Investments’ inventory of trading securities.

Investment securities available for sale were $2.1 billion as of June 30, 2013 compared to $2.6 billion at December 31, 2012.  Paydowns of $530.9 million, amortization of net purchase price premiums of $20.5 million and a decrease in fair value of investments securities available for sale of $41.2 million were partially offset by purchases of $51.2 million of investment securities available for sale.

Investment securities held to maturity were $3.7 million as of June 30, 2013 as compared to holdings of $4.5 million at December 31, 2012. The change primarily relates to paydowns and maturities of investment securities held to maturity of $0.9 million.

The following table presents the available for sale and held to maturity investment securities portfolio by major type as of June 30, 2013 and December 31, 2012:

Investment Securities Composition

(dollars in thousands)

	Investment Securities Available for Sale
	June 30, 2013		December 31, 2012
	Fair Value	%	Fair Value	%
U.S. Treasury and agencies	$285	—%	$45,820	2%
Obligations of states and political subdivisions	242,200	12%	263,725	10%
Residential mortgage-backed securities and collateralized mortgage obligations	1,839,028	88%	2,313,376	88%
Other debt securities	238	—	222	—
Investments in mutual funds and other equity securities	2,004	—	2,086	—
Total	$2,083,755	100%	$2,625,229	100%

	Investment Securities Held to Maturity
	June 30, 2013		December 31, 2012
	Amortized		Amortized
	Cost	%	Cost	%
Obligations of states and political subdivisions	$—	—%	$595	13%
Residential mortgage-backed securities and collateralized mortgage obligations	3,741	100%	3,946	87%
Total	$3,741	100%	$4,541	100%

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

Gross unrealized losses in the available for sale investment portfolio was $22.7 million at June 30, 2013.  This consisted primarily of unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations of $19.3 million.  The unrealized losses were primarily caused by interest rate increases subsequent to the purchase of the securities, and not credit quality.  In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. Additional information about the investment portfolio is provided in Note 3 of the Notes to Condensed Consolidated Financial Statements.

Restricted Equity Securities

Restricted equity securities were $32.1 million at June 30, 2013 and $33.4 million at December 31, 2012.  The decrease of $1.3 million is attributable to stock redemptions by the Federal Home Loan Banks (“FHLB”) of San Francisco and Seattle during the period.  Of the $32.1 million at June 30, 2013, $30.8 million represent the Bank’s investment in the FHLBs of Seattle and San Francisco.  The remaining restricted equity securities represent investments in Pacific Coast Bankers’ Bancshares stock. FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par.

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

Management periodically evaluates FHLB stock for other-than-temporary or permanent impairment. Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value.  The Company has determined there is not an other-than-temporary impairment on the FHLB stock investment as of June 30, 2013.

Loans and Leases

Non-Covered Loans and Leases

Total non-covered loans and leases outstanding at June 30, 2013 were $6.8 billion, an increase of $106.0 million as compared to year-end 2012. This increase is principally attributable to net loan originations of $160.3 million and covered loans transferred to non-covered loans of $10.6 million, partially offset by charge-offs of $13.3 million, transfers to other real estate owned of $7.0 million, and non-covered loans sold of $53.3 million during the period. The following table presents the concentration distribution of our non-covered loan portfolio at June 30, 2013 and December 31, 2012.

Non-Covered Loan Concentrations

(dollars in thousands)

	June 30, 2013		December 31, 2012
	Amount	Percentage	Amount	Percentage
Commercial real estate
Term & multifamily	$3,930,403	58.0%	$3,938,443	59.0%
Construction & development	226,924	3.3%	202,118	3.0%
Residential development	66,750	1.0%	57,209	0.9%
Commercial
Term	770,083	11.3%	797,802	11.9%
LOC & other	994,659	14.7%	923,328	13.8%
Residential
Mortgage	508,815	7.5%	476,579	7.1%
Home equity loans & lines	258,240	3.8%	260,797	3.9%
Consumer & other	42,016	0.6%	37,327	0.6%
Deferred loan fees, net	(10,773)	(0.2)%	(12,523)	(0.2)%
Total	$6,787,117	100.0%	$6,681,080	100.0%

Covered Loans and Leases

Total covered loans and leases outstanding at June 30, 2013 were $419.1 million, a decrease of $58.0 million as compared to year-end 2012. This decrease is principally attributable to net loan paydowns and maturities of $47.7 million and transfers of covered loans to non-covered loans of $10.6 million. The following table presents the concentration distribution of our covered loan portfolio at June 30, 2013 and December 31, 2012.

Covered Loan Concentrations

(dollars in thousands)

	June 30, 2013		December 31, 2012
	Amount	Percentage	Amount	Percentage
Commercial real estate
Term & multifamily	$334,584	77.1%	$378,009	76.4%
Construction & development	8,139	1.9%	11,711	2.4%
Residential development	8,166	1.9%	9,794	2.0%
Commercial
Term	20,748	4.8%	23,524	4.7%
LOC & other	10,662	2.5%	14,997	3.0%
Residential
Mortgage	25,075	5.8%	27,825	5.6%
Home equity loans & lines	21,381	4.9%	23,442	4.7%
Consumer & other	4,671	1.1%	6,051	1.2%
Total	433,426	100.0%	495,353	100.0%
Allowance for covered loans	(14,367)		(18,275)
Total	$419,059		$477,078

The covered loans are subject to loss-sharing agreements with the Federal Deposit Insurance Corporation (the "FDIC"). Under the terms of the Evergreen Bank ("Evergreen") acquisition loss-sharing agreement, the FDIC will cover a substantial portion of any future losses on loans, related unfunded loan commitments, OREO and accrued interest on loans for up to 90 days. The FDIC will absorb 80% of losses and share in 80% of loss recoveries on the first $90.0 million on covered assets and absorb 95% of losses and share in 95% of loss recoveries exceeding $90.0 million, except for the Bank will incur losses up to $30.2 million before the loss-sharing will commence. As of June 30, 2013, losses have exceeded $30.2 million. The loss-sharing arrangements for non-single family residential and single family residential loans are in effect for 5 years and 10 years, respectively, and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition dates.

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

Asset Quality and Non-Performing Assets

Non-Covered Loans and Leases

Non-covered, non-performing loans, which include non-covered, non-accrual loans and non-covered accruing loans past due over 90 days, totaled $54.9 million or 0.81% of total non-covered loans as of June 30, 2013, as compared to $71.0 million, or 1.06% of total non-covered loans, at December 31, 2012. Non-covered, non-performing assets, which include non-covered, non-performing loans and non-covered, foreclosed real estate i.e. OREO, totaled $68.1 million, or 0.60% of total assets as of June 30, 2013 compared with $88.1 million, or 0.75% of total assets as of December 31, 2012.  The decrease in non-performing assets in 2013 is attributable to the improving economic environment, an improvement in real estate values in our markets and the resulting impact on our commercial real estate and commercial construction portfolio.

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

Upon acquisition of real estate collateral, typically through the foreclosure process, we promptly begin to market the property for sale. If we do not begin to receive offers or indications of interest we will analyze the price and review market conditions to assess whether a lower price reflects the market value of the property and would enable us to sell the property.  In addition, we update appraisals on other real estate owned property six to 12 months after the most recent appraisal. Increases in valuation adjustments recorded in a period are primarily based on a) updated appraisals received during the period, or b) management's authorization to reduce the selling price of the property during the period.  Unless a current appraisal is available, an appraisal will be ordered prior to a loan moving to other real estate owned.  Foreclosed properties held as other real estate owned are recorded at the lower of the recorded investment in the loan or market value of the property less expected selling costs. Non-covered other real estate owned at June 30, 2013 totaled $13.2 million and consisted of 25 properties.

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

The Bank has written down impaired, non-covered non-accrual loans as of June 30, 2013 to their estimated net realizable value, based on disposition value, and expects resolution with no additional material loss, absent further decline in market prices.

The following table summarizes our non-covered non-performing assets and restructured loans as of June 30, 2013 and December 31, 2012:

Non-Covered Non-Performing Assets

(in thousands)

	June 30,	December 31,
	2013	2012
Non-covered loans on non-accrual status	$48,855	$66,736
Non-covered loans past due 90 days or more and accruing	6,052	4,232
Total non-covered non-performing loans	54,907	70,968
Non-covered other real estate owned	13,235	17,138
Total non-covered non-performing assets	$68,142	$88,106
Restructured loans (1)	$73,884	$70,602
Allowance for loan losses	$85,836	$85,391
Reserve for unfunded commitments	1,327	1,223
Allowance for credit losses	$87,163	$86,614
Asset quality ratios:
Non-covered non-performing assets to total assets	0.60%	0.75%
Non-covered non-performing loans to total non-covered loans	0.81%	1.06%
Allowance for non-covered loan losses to total non-covered loans	1.26%	1.28%
Allowance for non-covered credit losses to total non-covered loans	1.28%	1.30%
Allowance for non-covered credit losses to total non-covered non-performing loans	159%	122%

(1)	Represents accruing restructured non-covered loans performing according to their restructured terms.

The following tables summarize our non-covered non-performing assets by loan type and region as of June 30, 2013 and December 31, 2012:

Non-Covered Non-Performing Assets by Type and Region

(in thousands)

	June 30, 2013
		Northwest	Southern	Northern	Central	Greater Bay
	Washington	Oregon	Oregon	California	California	California	Total
Loans on non-accrual status:
Commercial real estate
Term & multifamily	$—	$13,595	$3,526	$3,340	$3,352	$6,773	$30,586
Construction & development	—	—	—	—	—	—	—
Residential development	—	4,845	—	—	—	—	4,845
Commercial
Term	—	8,054	224	2,919	135	729	12,061
LOC & other	—	735	170	—	—	458	1,363
Residential
Mortgage	—	—	—	—	—	—	—
Home equity loans & lines	—	—	—	—	—	—	—
Consumer & other	—	—	—	—	—	—	—
Total	—	27,229	3,920	6,259	3,487	7,960	48,855
Loans past due 90 days or more and accruing:
Commercial real estate
Term & multifamily	$—	$—	$—	$—	$—	$—	$—
Construction & development	—	—	—	—	—	—	—
Residential development	—	—	—	—	—	—	—
Commercial
Term	—	—	—	19	—	—	19
LOC & other	—	—	—	—	—	—	—
Residential
Mortgage	—	5,116	—	—	—	—	5,116
Home equity loans & lines	72	279	113	147	16	167	794
Consumer & other	5	16	23	25	3	51	123
Total	77	5,411	136	191	19	218	6,052
Total non-performing loans	77	32,640	4,056	6,450	3,506	8,178	54,907
Other real estate owned:
Commercial real estate
Term & multifamily	$—	$3,960	$562	$381	$3,101	$—	$8,004
Construction & development	662	—	—	—	163	1,440	2,265
Residential development	—	293	—	—	—	—	293
Commercial
Term	—	1,539	—	—	—	—	1,539
LOC & other	180	25	—	—	459	—	664
Residential
Mortgage	—	448	—	—	—	—	448
Home equity loans & lines	—	—	—	22	—	—	22
Consumer & other	—	—	—	—	—	—	—
Total	842	6,265	562	403	3,723	1,440	13,235
Total non-performing assets	$919	$38,905	$4,618	$6,853	$7,229	$9,618	$68,142

(in thousands)

	December 31, 2012
		Northwest	Southern	Northern	Central	Greater Bay
	Washington	Oregon	Oregon	California	California	California	Total
Loans on non-accrual status:
Commercial real estate
Term & multifamily	$139	$22,683	$3,543	$2,514	$10,228	$4,183	$43,290
Construction & development	662	—	—	—	3,515	—	4,177
Residential development	—	5,132	—	—	—	—	5,132
Commercial
Term	114	2,602	239	2,987	921	177	7,040
LOC & other	—	1,180	172	—	2,922	2,753	7,027
Residential
Mortgage	—	—	—	—	—	—	—
Home equity loans & lines	—	—	—	—	—	49	49
Consumer & other	—	—	—	—	—	21	21
Total	915	31,597	3,954	5,501	17,586	7,183	66,736
Loans past due 90 days or more and accruing:
Commercial real estate
Term & multifamily	$—	$—	$—	$—	$—	$—	$—
Construction & development	—	—	—	—	—	—	—
Residential development	—	—	—	—	—	—	—
Commercial
Term	—	81	—	—	—	—	81
LOC & other	—	—	—	—	—	—	—
Residential
Mortgage	—	3,303	—	—	—	—	3,303
Home equity loans & lines	—	355	50	215	—	138	758
Consumer & other	2	5	20	8	25	30	90
Total	2	3,744	70	223	25	168	4,232
Total non-performing loans	917	35,341	4,024	5,724	17,611	7,351	70,968
Other real estate owned:
Commercial real estate
Term & multifamily	$—	$5,822	$—	$747	$—	$—	$6,569
Construction & development	—	—	—	—	984	1,440	2,424
Residential development	1,693	312	655	—	886	—	3,546
Commercial
Term	—	1,656	—	—	—	—	1,656
LOC & other	907	63	—	—	—	—	970
Residential
Mortgage	—	964	—	—	—	—	964
Home equity loans & lines	—	656	—	—	191	162	1,009
Consumer & other	—	—	—	—	—	—	—
Total	2,600	9,473	655	747	2,061	1,602	17,138
Total non-performing assets	$3,517	$44,814	$4,679	$6,471	$19,672	$8,953	$88,106

As of June 30, 2013, the non-covered non-performing assets of $68.1 million have been written down by 27%, or $25.2 million, from their original balance of $93.3 million.

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

Non-Covered Restructured Loans

At June 30, 2013 and December 31, 2012, non-covered impaired loans of $73.9 million and $70.6 million were classified as non-covered performing restructured loans, respectively.  The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The non-covered performing restructured loans on accrual status represent principally the only impaired loans accruing interest at June 30, 2013.  In order for a restructured loan to be considered performing and on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan must be current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Bank had no obligation to lend additional funds on the restructured loans as of June 30, 2013.

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

A and B Note Workout Structures
The Bank performs A note/B note workout structures as a subset of the Bank’s troubled debt restructuring strategy.  The amount of loans restructured using this structure was $7.9 million and $12.6 million as of June 30, 2013 and December 31, 2012, respectively.

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

The following tables summarize our performing non-covered restructured loans by loan type and region as of June 30, 2013 and December 31, 2012:

Non-Covered Restructured Loans by Type and Region

(in thousands)

	June 30, 2013
		Northwest	Southern	Northern	Central	Greater Bay
	Washington	Oregon	Oregon	California	California	California	Total
Commercial real estate
Term & multifamily	$13,328	$14,882	$3,869	$633	$10,827	$—	$43,539
Construction & development	—	8,619	—	—	3,814	—	12,433
Residential development	—	7,880	—	—	7,934	—	15,814
Commercial
Term	—	—	—	351	—	—	351
LOC & other	—	—	—	—	1,270	—	1,270
Residential
Mortgage	—	477	—	—	—	—	477
Home equity loans & lines	—	—	—	—	—	—	—
Consumer & other	—	—	—	—	—	—	—
Total	$13,328	$31,858	$3,869	$984	$23,845	$—	$73,884

(in thousands)

	December 31, 2012
		Northwest	Southern	Northern	Central	Greater Bay
	Washington	Oregon	Oregon	California	California	California	Total
Commercial real estate
Term & multifamily	$13,482	$10,725	$3,870	$654	$10,882	$—	$39,613
Construction & development	—	8,739	—	—	3,813	—	12,552
Residential development	—	8,455	—	—	8,686	—	17,141
Commercial
Term	—	—	—	350	—	—	350
LOC & other	—	—	—	—	820	—	820
Residential
Mortgage	—	—	—	—	—	—	—
Home equity loans & lines	—	—	—	—	—	126	126
Consumer & other	—	—	—	—	—	—	—
Total	$13,482	$27,919	$3,870	$1,004	$24,201	$126	$70,602

The following table presents a distribution of our performing non-covered restructured loans by year of maturity, according to the restructured terms, as of June 30, 2013:

(in thousands)

Year	Amount
2013	$46,867
2014	660
2015	9,856
2016	9,239
2017	2,475
Thereafter	4,787
Total	$73,884

The Bank has had varying degrees of success with different types of concessions.  The following table presents the percentage of troubled debt restructurings, by type of concession, at June 30, 2013 that have performed and are expected to perform according to the troubled debt restructuring agreement:

June 30, 2013
Rate	98%
Interest Only	100%
Payment	100%
Combination	80%

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

Covered Non-Performing Assets

Covered non-performing assets totaled $3.5 million, or 0.03% of total assets at June 30, 2013 as compared to $10.4 million, or 0.09% of total assets at December 31, 2012. These covered nonperforming assets are subject to shared-loss agreements with the FDIC. The following tables summarize our covered non-performing assets by loan type as of June 30, 2013 and December 31, 2012:

(in thousands)

	June 30, 2013
	Evergreen	Rainier	Nevada Security	Total
Covered other real estate owned:
Commercial real estate
Term & multifamily	$234	$180	$428	$842
Construction & development	712	—	1,643	2,355
Residential development	—	—	108	108
Commercial
Term	—	—	179	179
LOC & other	—	—	—	—
Residential
Mortgage	—	—	—	—
Home equity loans & lines	—	—	—	—
Consumer & other	—	—	—	—
Total	$946	$180	$2,358	$3,484

(in thousands)

	December 31, 2012
	Evergreen	Rainier	Nevada Security	Total
Covered other real estate owned:
Commercial real estate
Term & multifamily	$958	$1,540	$2,371	$4,869
Construction & development	319	482	3,286	4,087
Residential development	347	—	243	590
Commercial
Term	—	332	—	332
LOC & other	—	—	—	—
Residential
Mortgage	421	75	—	496
Home equity loans & lines	—	—	—	—
Consumer & other	—	—	—	—
Total	$2,045	$2,429	$5,900	$10,374

Total Non-Performing Assets

The following tables summarize our total (including covered and non-covered) nonperforming assets at June 30, 2013 and December 31, 2012:

(dollars in thousands)

	June 30,	December 31,
	2013	2012
Loans on non-accrual status	$48,855	$66,736
Loans past due 90 days or more and accruing	6,052	4,232
Total non-performing loans	54,907	70,968
Other real estate owned	16,719	27,512
Total non-performing assets	$71,626	$98,480
Asset quality ratios:
Total non-performing assets to total assets	0.63%	0.83%
Total non-performing loans to total loans	0.76%	0.99%

Allowance for Non-Covered Loan and Lease Losses and Reserve for Unfunded Commitments

The ALLL totaled $85.8 million at June 30, 2013, an increase of $0.4 million from the $85.4 million at December 31, 2012. The increase in the ALLL from the prior year-end results is principally attributable to non-covered loan growth. The following table shows the activity in the ALLL for the three and six months ended June 30, 2013 and 2012:

Allowance for Non-Covered Loan and Lease Losses

(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Balance, beginning of period	$84,692	$86,670	$85,391	$92,968
Loans charged off:
Commercial real estate	(2,038)	(7,342)	(3,492)	(13,114)
Commercial	(1,614)	(3,115)	(7,788)	(6,958)
Residential	(728)	(925)	(1,632)	(3,513)
Consumer & other	(224)	(220)	(417)	(708)
Total loans charged off	(4,604)	(11,602)	(13,329)	(24,293)
Recoveries:
Commercial real estate	1,480	352	1,950	1,307
Commercial	1,086	1,388	1,453	3,448
Residential	87	72	179	167
Consumer & other	102	100	211	216
Total recoveries	2,755	1,912	3,793	5,138
Net charge-offs	(1,849)	(9,690)	(9,536)	(19,155)
Provision charged to operations	2,993	6,638	9,981	9,805
Balance, end of period	$85,836	$83,618	$85,836	$83,618
As a percentage of average non-covered loans and leases (annualized):
Net charge-offs	0.11%	0.64%	0.29%	0.64%
Provision for non-covered loan and lease losses	0.18%	0.44%	0.30%	0.33%
Recoveries as a percentage of charge-offs	59.84%	16.48%	28.46%	21.15%

The increase in the non-covered allowance for loan and lease losses as of June 30, 2013 in relation to the same period of the prior year is primarily a result of continued non-covered loan growth. Additional discussion on the change in provision for loan and lease losses is provided under the heading Provision for Loan and Lease Losses above.

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

The following table sets forth the allocation of the allowance for non-covered loan and lease losses and percent of loans in each category to total loans (excluding deferred loan fees) as of June 30, 2013 and December 31, 2012:

(dollars in thousands)

	June 30, 2013		December 31, 2012
	Amount	%	Amount	%
Commercial real estate	$55,249	62.3%	$54,909	62.7%
Commercial	21,587	26.0%	22,925	25.7%
Residential	8,250	11.3%	6,925	11.0%
Consumer & other	750	0.6%	632	0.6%
Unallocated	—		—
Allowance for non-covered loan and lease losses	$85,836		$85,391

At June 30, 2013, the recorded investment in non-covered loans classified as impaired totaled $127.3 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $1.9 million.  The valuation allowance on impaired loans represents the impairment reserves on performing current and former non-covered restructured loans and nonaccrual loans. At December 31, 2012, the total recorded investment in non-covered impaired loans was $142.4 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $1.4 million.  The valuation allowance on impaired loans represents the impairment reserves on performing current and former non-covered restructured loans and nonaccrual loans at December 31, 2012.

The following table presents a summary of activity in the reserve for unfunded commitments (“RUC”):

Summary of Reserve for Unfunded Commitments Activity

(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Balance, beginning of period	$1,269	$1,102	$1,223	$940
Net change to other expense:
Commercial real estate	37	10	24	48
Commercial	5	12	48	157
Residential	18	(1)	27	(23)
Consumer & other	(2)	3	5	4
Total change to other expense	58	24	104	186
Balance, end of period	$1,327	$1,126	$1,327	$1,126

We believe that the ALLL and RUC at June 30, 2013 are sufficient to absorb losses inherent in the loan portfolio and credit commitments outstanding as of that date based on the best information available. This assessment, based in part on historical levels of net charge-offs, loan growth, and a detailed review of the quality of the loan portfolio, involves uncertainty and judgment. Therefore, the adequacy of the ALLL and RUC cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

Allowance for Covered Loan and lease Losses

The covered ALLL totaled $14.4 million at June 30, 2013, a decrease of $3.9 million from the $18.3 million at December 31, 2012. The decrease in the covered ALLL from the prior year end results from improvements in the amount and the timing of expected cash flows on the acquired loans compared to those previously estimated and charge-offs of unpaid principal balance against previously established allowance, as measured on a pool basis.  The following table summarizes activity related to the allowance for covered loan and lease losses by covered loan portfolio segment for the three and six months ended June 30, 2013 and 2012, respectively:

Allowance for Covered Loan and Lease Losses

(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Balance, beginning of period	$18,221	$12,635	$18,275	$14,320
Loans charged off:
Commercial real estate	(507)	(1,159)	(768)	(2,090)
Commercial	(484)	(299)	(813)	(807)
Residential	(58)	(134)	(108)	(437)
Consumer & other	(154)	(55)	(332)	(533)
Total loans charged off	(1,203)	(1,647)	(2,021)	(3,867)
Recoveries:
Commercial real estate	191	304	487	641
Commercial	108	212	272	381
Residential	89	47	126	79
Consumer & other	33	20	68	48
Total recoveries	421	583	953	1,149
Net charge-offs	(782)	(1,064)	(1,068)	(2,718)
Covered provision charged to operations	(3,072)	1,406	(2,840)	1,375
Balance, end of period	$14,367	$12,977	$14,367	$12,977

As a percentage of average covered loans and leases (annualized):
Net charge-offs	0.71%	0.75%	0.50%	0.93%
Provision for covered loan and lease losses	(2.78)%	0.99%	(1.34)%	0.47%

The following table sets forth the allocation of the allowance for covered loan and lease losses and percent of covered loans in each category to total loans as of June 30, 2013 and December 31, 2012:

(in thousands)

	June 30, 2013		December 31, 2012
	Amount	%	Amount	%
Commercial real estate	$8,871	80.9%	$12,129	80.7%
Commercial	4,512	7.3%	4,980	7.8%
Residential	808	10.7%	804	10.3%
Consumer & other	176	1.1%	362	1.2%
Allowance for covered loan and lease losses	$14,367		$18,275

Mortgage Servicing Rights

The following table presents the key elements of our mortgage servicing rights asset for the three and six months ended June 30, 2013 and 2012, respectively:

Summary of Mortgage Servicing Rights

(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Balance, beginning of period	$32,097	$20,210	$27,428	$18,184
Additions for new mortgage servicing rights capitalized	4,708	3,333	11,110	6,281
Changes in fair value:
Due to changes in model inputs or assumptions(1)	1,858	(969)	333	(1,063)
Other(2)	(471)	(61)	(679)	(889)
Balance, end of period	$38,192	$22,513	$38,192	$22,513

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our serviced loan portfolio as of June 30, 2013 and December 31, 2012 was as follows:

(dollars in thousands)

	June 30, 2013	December 31, 2012
Balance of loans serviced for others	$3,911,273	$3,162,080
MSR as a percentage of serviced loans	0.98%	0.87%

Mortgage servicing rights are adjusted to fair value quarterly with the change recorded in mortgage banking revenue.

Goodwill and Other Intangible Assets

At June 30, 2013, we had goodwill and other intangible assets of $683.0 million, as compared to $685.3 million at December 31, 2012.  The goodwill recorded in connection with acquisitions represents the excess of the purchase price over the estimated fair value of the net assets acquired.  Goodwill and other intangible assets with indefinite lives are not amortized but instead are periodically tested for impairment.  Management evaluates intangible assets with indefinite lives on an annual basis as of December 31. Additionally, we perform impairment evaluations on an interim basis when events or circumstances indicate impairment potentially exists.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred.  Such indicators may include, among others, a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; adverse action or assessment by a regulator; and unanticipated competition.

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

At June 30, 2013, we had other intangible assets of $14.8 million, as compared to $17.1 million at December 31, 2012.   Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and are also reviewed for impairment.  We amortize other intangible assets on an accelerated or straight-line basis over an estimated ten to fifteen year life.  No impairment losses separate from the scheduled amortization have been recognized in the periods presented.

Deposits

Total deposits were $9.0 billion at June 30, 2013, a decrease of $423.0 million, or 4.5%, as compared to year-end 2012.  The decline primarily resulted from timing differences on normal recurring deposit inflows and the transfer of balances to securities sold under agreements to repurchase and from anticipated run-off of higher priced money market, time and public deposits.

The following table presents the deposit balances by major category as of June 30, 2013 and December 31, 2012:

Deposits
(dollars in thousands)

	June 30, 2013		December 31, 2012
	Amount	Percentage	Amount	Percentage
Non-interest bearing	$2,218,536	25%	$2,278,914	24%
Interest bearing demand	1,128,361	13%	1,215,002	13%
Money market	3,254,117	36%	3,407,047	37%
Savings	513,316	6%	475,325	5%
Time, $100,000 or greater	1,301,089	15%	1,429,153	15%
Time, less than $100,000	540,906	5%	573,834	6%
Total	$8,956,325	100%	$9,379,275	100%

The following table presents the average deposit and average rate paid on those deposits, by major category, as of the three and six months ended June 30, 2013 and 2012:

(dollars in thousands)

	Three months ended
	June 30,
	2013		2012
	Average	Average	Average	Average
	Deposits	Rate	Deposits	Rate
Non-interest bearing	$2,210,760	—	$1,946,574	—
Interest bearing demand	1,153,104	0.09%	1,105,796	0.21%
Money market	3,244,463	0.11%	3,413,211	0.23%
Savings	504,790	0.06%	417,473	0.07%
Time	1,901,522	0.99%	2,112,458	1.06%
Total	$9,014,639		$8,995,512

	Six months ended
	June 30,
	2013		2012
	Average	Average	Average	Average
	Deposits	Rate	Deposits	Rate
Non-interest bearing	$2,183,089	—	$1,914,093	—
Interest bearing demand	1,177,032	0.09%	1,088,255	0.21%
Money market	3,258,477	0.11%	3,488,625	0.24%
Savings	497,243	0.06%	408,754	0.07%
Time	1,937,434	0.97%	2,164,350	1.07%
Total	$9,053,275		$9,064,077

The Bank has an agreement with Promontory Interfinancial Network LLC (“Promontory”) that makes it possible to provide FDIC deposit insurance to balances in excess of current deposit insurance limits.  Promontory’s Certificate of Deposit Account Registry Service (“CDARS”) uses a deposit-matching program to exchange Bank deposits in excess of the current deposit insurance limits for excess balances at other participating banks, on a dollar-for-dollar basis, that would be fully insured at the Bank.  This product is designed to enhance our ability to attract and retain customers and increase deposits, by providing additional FDIC coverage to customers.  CDARS deposits can be reciprocal or one-way.  All of the Bank’s CDARS deposits are reciprocal.  At June 30, 2013 and December 31, 2012, the Company’s CDARS balances totaled $123.6 million and $154.1 million, respectively.  Of these totals, at June 30, 2013 and December 31, 2012, $111.3 million and  $146.1 million, respectively, represented time deposits equal to or greater than $100,000 but were fully insured under current deposit insurance limits.

The Dodd-Frank Act provided for unlimited deposit insurance for non-interest bearing transactions accounts, excluding NOW (interest bearing deposit accounts) and including all IOLTAs (lawyers' trust accounts), beginning December 31, 2010 for a period of two years. The program expired December 31, 2012. The Dodd-Frank Act permanently raised the current standard maximum federal deposit insurance amount from $100,000 to $250,000 per qualified account.
Borrowings

At June 30, 2013, the Bank had outstanding $176.4 million of securities sold under agreements to repurchase and no outstanding federal funds purchased balances. The Bank had outstanding term debt of $252.5 million at June 30, 2013. Term debt outstanding as of June 30, 2013 decreased $1.1 million since December 31, 2012 as a result of accretion of purchase accounting adjustments. Advances from the FHLB amounted to $245.0 million of the total term debt and are secured by investment securities and loans secured by real estate.  The FHLB advances have fixed interest rates ranging from 4.46% to 4.72% and mature in 2016 and 2017.

Junior Subordinated Debentures

We had junior subordinated debentures with carrying values of $188.2 million and $196.1 million at June 30, 2013 and December 31, 2012, respectively.  The decrease is primarily due to the redemption of $8.8 million in junior subordinated debentures during the first quarter.

At June 30, 2013, approximately $219.6 million, or 95% of the total issued amount, had interest rates that are adjustable on a quarterly basis based on a spread over three month LIBOR.  Interest expense for junior subordinated debentures decreased for the three and six months ended June 30, 2013, compared to the same period in 2012, primarily resulting from decreases in three month LIBOR.  Although increases in three month LIBOR will increase the interest expense for junior subordinated debentures, we believe that other attributes of our balance sheet will serve to mitigate the impact to net interest income on a consolidated basis.

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

Absent changes to the significant inputs utilized in the discounted cash flow model used to measure the fair value of these instruments at each reporting period, the cumulative discount for each junior subordinated debenture will reverse over time, ultimately returning the carrying values of these instruments to their notional values at their expected redemption dates, in a manner similar to the effective yield method as if these instruments were accounted for under the amortized cost method.   For the three and six months ended June 30, 2013 and 2012, we recorded a loss of $547,000 and $1.1 million as compared to loss of $547,000 and $1.1 million, respectively, resulting from the change in fair value of the junior subordinated debentures recorded at fair value.  Observable activity in the junior subordinated debenture and related markets in future periods may change the effective rate used to discount these liabilities, and could result in additional fair value adjustments (gains or losses on junior subordinated debentures measured at fair value) outside the expected periodic change in fair value had the fair value assumptions remained unchanged.

On July 2, 2013, the federal banking regulators approved the final proposed rules that revise the regulatory capital rules to incorporate certain revisions by the Basel Committee on Banking Supervision to the Basel capital framework ("Basel III"). Under the original proposed rule, trust preferred security debt issuances would have been phased out of Tier 1 capital into Tier 2 capital over a 10 year period. Under the final rule, consistent with Section 171 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, bank holding companies with less than $15 billion assets as of December 31, 2009 will be grandfathered and may continue to include these instruments in Tier 1 capital, subject to certain restrictions. However, if an institution grows above $15 billion as a result of an acquisition, or organically grows above $15 billion and then makes an acquisition, the combined trust preferred issuances would be phased out of Tier 1 and into Tier 2 capital (75% in 2015 and 100% in 2016). As the Company had less than $15 billion in assets at December 31, 2009, the Company will be able to continue to include its existing trust preferred securities, less the common stock of the Trusts, in the Company's Tier 1 capital. If the Company breaches $15 billion in consolidated assets other than in an organic manner and these instruments no longer qualify as Tier 1 capital, it is possible the Company may accelerate redemption of the existing junior subordinated debentures.  This could result in adjustments to the fair value of these instruments including the acceleration of losses on junior subordinated debentures carried at fair value within non-interest income. At June 30, 2013, the Company's restricted core capital elements were 17.5% of total core capital, net of goodwill and any associated deferred tax liability.

Additional information regarding junior subordinated debentures measured at fair value is included in Note 16 of the Notes to Condensed Consolidated Financial Statements.

All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of June 30, 2013, under guidance issued by the Board of Governors of the Federal Reserve System. Additional information regarding the terms of the junior subordinated debentures, including maturity/redemption dates, interest rates and the fair value election, is included in Note 9 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Cash Flow

The principal objective of our liquidity management program is to maintain the Bank's ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance.  Public deposits represent 10.6% of total deposits at June 30, 2013 and 10.6% of total deposits at December 31, 2012. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state’s risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $2.1 billion at June 30, 2013 subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $447.2 million subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $185.0 million at June 30, 2013. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company's revenues are obtained from dividends declared and paid by the Bank. There were $25.0 million of dividends paid by the Bank to the Company in the six months ended June 30, 2013.  There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to fund its quarterly cash dividend distributions to common shareholders and meet its ongoing cash obligations, which consist principally of debt service on the $230.1 million (issued amount) of outstanding junior subordinated debentures. As of June 30, 2013, the Company did not have any borrowing arrangements of its own.

As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $243.0 million during the six months ended June 30, 2013, with the difference between cash provided by operating activities and net income largely consisted of originations of loans held for sale of $1.0 billion offset by proceeds from the sale of loans held for sale of $1.2 billion.  This compares to net cash used by operating activities of $2.3 million during the six months ended June 30, 2012, with the difference between cash used by operating activities and net income largely consisted of originations of loans held for sale of $786.7 million, offset by proceeds from the sale of loans held for sale of $686.9 million, amortization of investment premiums, net, of $21.8 million, and provision for non-covered loan and lease losses of $9.8 million.

Net cash of $429.2 million provided by investing activities during the six months ended June 30, 2013 consisted principally of proceeds from investment securities available for sale of $530.9 million, proceeds from sale of non-covered loans of $53.3 million, and net covered loan paydowns of $47.7 million, partially offset by $160.3 million of net noncovered loan and lease originations, $51.2 million of purchases of investment securities available for sale, and purchases of premises and equipment of $16.5 million.   This compares to net cash of $167.8 million provided by investing activities during the six months ended June 30, 2012, which consisted principally of proceeds from investment securities available for sale of $727.8 million, net covered loan paydowns of $56.5 million, net proceeds from the FDIC indemnification asset of $21.4 million, proceeds from the sale of non-covered other real estate owned of $12.2 million, and proceeds from the sale of covered other real estate owned of $8.7 million, partially offset by $419.1 million of purchases of investment securities available for sale, net non-covered loan originations of $239.3 million and purchases of premises and equipment of $12.2 million.

Net cash of $411.0 million used by financing activities during the six months ended June 30, 2013 primarily consisted of $422.7 million decrease in net deposits, dividends paid on common stock of $16.9 million, and $8.8 million of repayment of junior subordinated debentures, partially offset by $39.4 million increase in net securities sold under agreements to repurchase. This compares to net cash of $100.5 million used by financing activities during the six months ended June 30, 2012, which consisted primarily of $104.3 million decrease in net deposits, $15.8 million of dividends paid on common stock, and $5.2 million of common stock repurchased, partially offset by $24.7 million increase in net securities sold under agreements to repurchase.

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

Off-balance-Sheet Arrangements

Information regarding Off-Balance-Sheet Arrangements is included in Note 10 of the Notes to Condensed Consolidated Financial Statements.

Concentrations of Credit Risk
Information regarding Concentrations of Credit Risk is included in Note 10 of the Notes to Condensed Consolidated Financial Statements.

Capital Resources

Shareholders' equity at June 30, 2013 was $1.7 billion, a decrease of $8.7 million from December 31, 2012. The decrease in shareholders' equity during the six months ended June 30, 2013 was principally due to other comprehensive loss, net of tax, of $24.7 million and common stock dividends declared of $33.8 million, offset by net income of $49.6 million.

The following table shows the Company's consolidated and the Bank’s capital adequacy ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a “well-capitalized” institution at June 30, 2013 and December 31, 2012:

(dollars in thousands)

			For Capital		To be Well
	Actual		Adequacy purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2013
Total Capital
(to Risk Weighted Assets)
Consolidated	$1,362,161	16.70%	$652,532	8.00%	$815,665	10.00%
Umpqua Bank	$1,259,593	15.46%	$651,795	8.00%	$814,743	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$1,260,631	15.46%	$326,166	4.00%	$489,249	6.00%
Umpqua Bank	$1,158,063	14.21%	$325,985	4.00%	$488,978	6.00%
Tier I Capital
(to Average Assets)
Consolidated	$1,260,631	11.70%	$430,985	4.00%	$538,731	5.00%
Umpqua Bank	$1,158,063	10.76%	$430,507	4.00%	$538,133	5.00%
As of December 31, 2012
Total Capital
(to Risk Weighted Assets)
Consolidated	$1,357,206	16.52%	$657,243	8.00%	$821,553	10.00%
Umpqua Bank	$1,234,010	15.03%	$656,825	8.00%	$821,031	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$1,254,514	15.27%	$328,622	4.00%	$492,933	6.00%
Umpqua Bank	$1,131,373	13.78%	$328,410	4.00%	$492,615	6.00%
Tier I Capital
(to Average Assets)
Consolidated	$1,254,514	11.44%	$438,641	4.00%	$548,302	5.00%
Umpqua Bank	$1,131,373	10.32%	$438,517	4.00%	$548,146	5.00%

Basel III, among other things, introduces a new capital measure called “Common Equity Tier 1” (“CET1”) and provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including the Company and the Bank, may make a one-time permanent election to continue to exclude these items. The Company and Bank expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Corporation's securities portfolio.

The Company’s share repurchase plan, which was first approved by the Company's Board of Directors and announced in August 2003, was amended on September 29, 2011 to increase the number of common shares available for repurchase under the plan to 15 million shares.  In April 2013, the repurchase program was extended to run through June 2015. As of June 30, 2013, a total of 12.0 million shares remained available for repurchase. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan.  In addition, our stock plans provide that option and award holders may pay for the exercise price and tax withholdings in part or whole by tendering previously held shares.

The Company’s dividend policy considers, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth to determine the amount of dividends declared, if any, on a quarterly basis. There is no assurance that future cash dividends on common shares will be declared or increased. The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three and six months ended June 30, 2013 and 2012:

Cash Dividends and Payout Ratios per Common Share

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Dividend declared per common share	$0.20	$0.09	$0.30	$0.16
Dividend payout ratio	87%	43%	68%	37%

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of June 30, 2013 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.             Controls and Procedures

Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic filings with the Securities and Exchange Commission. The disclosure controls and procedures were last evaluated by management as of June 30, 2013.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable

(b)Not applicable

(c)The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2013:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
4/1/13 - 4/30/13	11,066	$12.00	—	12,111,456
5/1/13 - 5/31/13	53,412	$12.98	—	12,111,456
6/1/13 - 6/30/13	11,955	$14.47	98,027	12,013,429
Total for quarter	76,433	$13.07	98,027

(1)
Common shares repurchased by the Company during the quarter consist of cancellation of 12,659 restricted stock awards and no restricted stock units to pay withholding taxes.  During the three months ended June 30, 2013, 63,774 common shares were repurchased in connection with option exercises and 98,027 shares were repurchased pursuant to the Company’s publicly announced corporate stock repurchase plan described in (2) below.

(2)
The Company’s share repurchase plan, which was first approved by its Board of Directors and announced in August 2003, was amended on September 29, 2011 to increase the number of common shares available for repurchase under the plan to 15 million shares.  The repurchase program was extended in April 2013 to run through June 2015. As of June 30, 2013, a total of 12.0 million shares remained available for repurchase. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan.

Item 3.            Defaults upon Senior Securities

Not applicable
Item 4.            Mine Safety Disclosures
Not applicable
Item 5.            Other Information

(a)	Brad Copeland, the Company's Senior Executive Vice President, retired from employment effective April 30, 2013.

(b)	Not applicable
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

UMPQUA HOLDINGS CORPORATION
(Registrant)

Dated	August 5, 2013	/s/ Raymond P. Davis
President and Chief Executive Officer Raymond P. Davis

Dated	August 5, 2013	/s/ Ronald L. Farnsworth
Ronald L. Farnsworth Executive Vice President/ Chief Financial Officer and Principal Financial Officer

Dated	August 5, 2013	/s/ Neal T. McLaughlin
Neal T. McLaughlin Executive Vice President/Treasurer and Principal Accounting Officer

EXHIBIT INDEX (see separate attachment)

Exhibit
2.1	Agreement and Plan of Merger dated June 3, 2013, by and among Financial Pacific Holding Corp., Financial Pacific
Leasing, LLC, Umpqua Holdings Corporation, Umpqua Bank, Aquarium Corporation, and Financial Pacific
Holdings, LLC

3.1	(a) Restated Articles of Incorporation with designation of Fixed Rate Cumulative Perpetual Preferred Stock, Series A
and designation of Series B Common Stock Equivalent preferred stock

3.2	(b) Bylaws, as amended

4.1	(c) Specimen Common Stock Certificate

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to
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