Form 10-Q
period 2013-09-30
UMPQUA HOLDINGS CORP
filed 2013-11-06
CIK 1077771

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended: September 30, 2013
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

Common stock, no par value: 111,929,202 shares outstanding as of October 31, 2013

UMPQUA HOLDINGS CORPORATION
FORM 10-Q

PART I.        FINANCIAL INFORMATION
Item 1.        Financial Statements (unaudited)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except shares)
	September 30,	December 31,
	2013	2012
ASSETS
Cash and due from banks	$193,188	$223,532
Interest bearing deposits	503,369	315,053
Temporary investments	534	5,202
Total cash and cash equivalents	697,091	543,787
Investment securities
Trading, at fair value	4,012	3,747
Available for sale, at fair value	1,910,082	2,625,229
Held to maturity, at amortized cost	5,766	4,541
Loans held for sale, at fair value	113,993	320,132
Non-covered loans and leases	7,228,904	6,681,080
Allowance for non-covered loan and lease losses	(84,694)	(85,391)
Net non-covered loans and leases	7,144,210	6,595,689
Covered loans, net of allowance of $11,918 and $18,275	397,083	477,078
Restricted equity securities	31,444	33,443
Premises and equipment, net	173,876	162,667
Goodwill and other intangible assets, net	778,094	685,331
Mortgage servicing rights, at fair value	41,853	27,428
Non-covered other real estate owned	18,249	17,138
Covered other real estate owned	2,980	10,374
FDIC indemnification asset	29,427	52,798
Other assets	221,137	236,061
Total assets	$11,569,297	$11,795,443
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest bearing	$2,421,008	$2,278,914
Interest bearing	6,646,232	7,100,361
Total deposits	9,067,240	9,379,275
Securities sold under agreements to repurchase	215,310	137,075
Term debt	252,017	253,605
Junior subordinated debentures, at fair value	86,718	85,081
Junior subordinated debentures, at amortized cost	101,979	110,985
Other liabilities	120,038	105,383
Total liabilities	9,843,302	10,071,404
COMMITMENTS AND CONTINGENCIES (NOTE 10)
SHAREHOLDERS' EQUITY
Common stock, no par value, 200,000,000 shares authorized; issued and outstanding: 111,928,762 in 2013 and 111,889,959 in 2012	1,513,225	1,512,400
Retained earnings	209,597	187,293
Accumulated other comprehensive income	3,173	24,346
Total shareholders' equity	1,725,995	1,724,039
Total liabilities and shareholders' equity	$11,569,297	$11,795,443

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
INTEREST INCOME
Interest and fees on non-covered loans and leases	$93,706	$78,090	$250,685	$233,386
Interest and fees on covered loans and leases	11,837	20,325	41,167	54,603
Interest and dividends on investment securities:
Taxable	7,882	13,057	24,629	47,712
Exempt from federal income tax	2,200	2,302	6,725	6,870
Dividends	51	3	165	37
Interest on temporary investments and interest bearing deposits	284	331	937	736
Total interest income	115,960	114,108	324,308	343,344
INTEREST EXPENSE
Interest on deposits	4,845	7,623	16,587	24,637
Interest on securities sold under agreement
to repurchase and federal funds purchased	35	73	99	232
Interest on term debt	2,338	2,335	6,916	6,944
Interest on junior subordinated debentures	1,933	2,037	5,815	6,124
Total interest expense	9,151	12,068	29,417	37,937
Net interest income	106,809	102,040	294,891	305,407
PROVISION FOR NON-COVERED LOAN AND LEASE LOSSES	3,008	7,078	12,989	16,883
(RECAPTURE OF) PROVISION FOR COVERED LOAN LOSSES	(1,904)	2,927	(4,744)	4,302
Net interest income after provision for (recapture of) loan and lease losses	105,705	92,035	286,646	284,222
NON-INTEREST INCOME
Service charges on deposit accounts	8,374	7,122	22,844	20,978
Brokerage commissions and fees	3,854	3,186	11,152	9,662
Mortgage banking revenue, net	15,071	24,346	62,928	53,069
Gain on investment securities, net	3	21	18	1,199
Loss on junior subordinated debentures carried at fair value	(554)	(554)	(1,643)	(1,649)
Change in FDIC indemnification asset	(6,474)	(4,759)	(19,841)	(10,644)
Other income	5,870	4,317	19,198	17,227
Total non-interest income	26,144	33,679	94,656	89,842
NON-INTEREST EXPENSE
Salaries and employee benefits	53,699	49,543	157,271	146,615
Net occupancy and equipment	16,019	13,441	45,813	40,519
Communications	2,772	2,740	8,802	8,527
Marketing	1,596	1,104	3,753	3,855
Services	6,445	5,910	18,339	18,703
Supplies	742	627	2,120	1,936
FDIC assessments	1,709	1,699	5,032	5,553
Net (gain) loss on non-covered other real estate owned	(27)	2,168	(303)	6,244
Net (gain) loss on covered other real estate owned	(68)	461	154	3,084
Intangible amortization	1,186	1,189	3,595	3,612
Merger related expenses	4,856	85	7,197	338
Other expenses	6,675	8,007	17,524	22,620
Total non-interest expense	95,604	86,974	269,297	261,606
Income before provision for income taxes	36,245	38,740	112,005	112,458
Provision for income taxes	12,768	13,587	38,914	38,525
Net income	$23,477	$25,153	$73,091	$73,933

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)
(UNAUDITED)

(in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$23,477	$25,153	$73,091	$73,933
Dividends and undistributed earnings allocated to participating securities	196	170	576	499
Net earnings available to common shareholders	$23,281	$24,983	$72,515	$73,434
Earnings per common share:
Basic	$0.21	$0.22	$0.65	$0.66
Diluted	$0.21	$0.22	$0.65	$0.65
Weighted average number of common shares outstanding:
Basic	111,912	111,899	111,934	111,928
Diluted	112,195	112,151	112,154	112,159

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$23,477	$25,153	$73,091	$73,933
Available for sale securities:
Unrealized gains (losses) arising during the period	5,878	1,863	(35,342)	(2,167)
Reclassification adjustment for net gains realized in earnings (net of tax expense $1 and $8 for the three months ended September 30, 2013 and 2012, respectively, and net of tax expense of $7 and $480 for the nine months ended September 30, 2013 and 2012, respectively)	(2)	(13)	(11)	(719)
Income tax (expense) benefit related to unrealized losses	(2,351)	(745)	14,137	867
Net change in unrealized gains (losses)	3,525	1,105	(21,216)	(2,019)
Held to maturity securities:
Accretion of unrealized losses related to factors other than credit to investment securities held to maturity (net of tax benefit of $7 and $23 for the three months ended September 30, 2013 and 2012, respectively, and net of tax benefit of $29 and $76 for the nine months ended September 30, 2013 and 2012, respectively)	11	35	43	114
Net change in unrealized losses related to factors other than credit	11	35	43	114
Other comprehensive income (loss), net of tax	3,536	1,140	(21,173)	(1,905)
Comprehensive income	$27,013	$26,293	$51,918	$72,028

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except shares)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income	Total
BALANCE AT JANUARY 1, 2012	112,164,891	$1,514,913	$123,726	$33,774	$1,672,413
Net income			101,891		101,891
Other comprehensive loss, net of tax				(9,428)	(9,428)
Comprehensive income					$92,463
Stock-based compensation		4,041			4,041
Stock repurchased and retired	(596,000)	(7,436)			(7,436)
Issuances of common stock under stock plans
and related net tax benefit	321,068	882			882
Cash dividends on common stock ($0.34 per share)			(38,324)		(38,324)
Balance at December 31, 2012	111,889,959	$1,512,400	$187,293	$24,346	$1,724,039

BALANCE AT JANUARY 1, 2013	111,889,959	$1,512,400	$187,293	$24,346	$1,724,039
Net income			73,091		73,091
Other comprehensive loss, net of tax				(21,173)	(21,173)
Comprehensive income					$51,918
Stock-based compensation		3,531			3,531
Stock repurchased and retired	(319,164)	(4,704)			(4,704)
Issuances of common stock under stock plans
and related net tax benefit	357,967	1,998			1,998
Cash dividends on common stock ($0.45 per share)			(50,787)		(50,787)
Balance at September 30, 2013	111,928,762	$1,513,225	$209,597	$3,173	$1,725,995

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)

	Nine months ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$73,091	$73,933
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premiums, net	27,984	33,023
Gain on sale of investment securities, net	(18)	(1,199)
(Gain) loss on sale of non-covered other real estate owned	(751)	481
Gain on sale of covered other real estate owned	(549)	(1,031)
Valuation adjustment on non-covered other real estate owned	448	5,763
Valuation adjustment on covered other real estate owned	703	4,115
Provision for non-covered loan and lease losses	12,989	16,883
(Recapture of) provision for covered loan losses	(4,744)	4,302
Proceeds from bank owned life insurance	1,173	—
Change in FDIC indemnification asset	19,841	10,644
Depreciation, amortization and accretion	13,292	11,848
Increase in mortgage servicing rights	(15,182)	(11,923)
Change in mortgage servicing rights carried at fair value	757	5,618
Change in junior subordinated debentures carried at fair value	1,637	1,633
Stock-based compensation	3,531	2,981
Net increase in trading account assets	(265)	(744)
Gain on sale of loans	(52,899)	(50,668)
Change in loans held for sale carried at fair value	11,099	(11,324)
Origination of loans held for sale	(1,368,902)	(1,359,520)
Proceeds from sales of loans held for sale	1,614,097	1,294,321
Excess tax benefits from the exercise of stock options	(40)	(51)
Change in other assets and liabilities:
Net decrease (increase) in other assets	34,007	(9,348)
Net (decrease) increase in other liabilities	(11,983)	22,493
Net cash provided by operating activities	359,316	42,230
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(51,191)	(784,797)
Purchases of investment securities held to maturity	(2,126)	(931)
Proceeds from investment securities available for sale	702,910	1,018,791
Proceeds from investment securities held to maturity	1,073	511
Redemption of restricted equity securities	1,999	1,216
Net non-covered loan and lease originations	(352,390)	(391,733)
Net covered loan paydowns	68,819	85,510
Proceeds from sales of non-covered loans	60,298	13,496
Proceeds from insurance settlement on loss of property	575	1,425
Proceeds from fee on termination of merger transaction	—	1,600
Proceeds from disposals of furniture and equipment	330	1,700
Purchases of premises and equipment	(25,575)	(17,155)
Net proceeds from FDIC indemnification asset	4,621	26,615
Proceeds from sales of non-covered other real estate owned	13,940	18,834
Proceeds from sales of covered other real estate owned	9,794	11,523
Net cash paid in acquisition	(149,658)	—
Net cash provided (used) by investing activities	283,419	(13,395)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED) (in thousands)

	Nine months ended
	September 30,
	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposit liabilities	(311,708)	(136,519)
Net increase in securities sold under agreements to repurchase	78,235	36,446
Repayment of term debt	(211,204)	—
Repayment of junior subordinated debentures	(8,764)	—
Dividends paid on common stock	(33,837)	(25,919)
Excess tax benefits from stock based compensation	40	51
Proceeds from stock options exercised	2,511	324
Retirement of common stock	(4,704)	(5,378)
Net cash used by financing activities	(489,431)	(130,995)
Net increase (decrease) in cash and cash equivalents	153,304	(102,160)
Cash and cash equivalents, beginning of period	543,787	598,766
Cash and cash equivalents, end of period	$697,091	$496,606

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$32,419	$40,653
Income taxes	$27,711	$31,825
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized losses on investment securities available for sale, net of taxes	$(21,216)	$(2,019)
Change in unrealized losses on investment securities held to maturity
related to factors other than credit, net of taxes	$43	$114
Cash dividend declared on common stock and payable after period-end	$16,930	$10,140
Transfer of non-covered loans to non-covered other real estate owned	$14,747	$10,167
Transfer of covered loans to covered other real estate owned	$2,554	$3,227
Transfer of covered loans to non-covered loans	$13,366	$14,367
Transfer from FDIC indemnification asset to due from FDIC and other	$3,530	$19,939
Acquisitions:
Assets acquired	$376,071	$—
Liabilities assumed	$219,961	$—

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

The accounting and financial reporting policies of Umpqua Holdings Corporation (referred to in this report as “we”, “our” or “the Company”) conform to accounting principles generally accepted in the United States of America. The accompanying interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All material inter-company balances and transactions have been eliminated. The consolidated financial statements have not been audited. A more detailed description of our accounting policies is included in the 2012 Annual Report filed on Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the 2012 Annual Report filed on Form 10-K. References to "Bank" refer to our subsidiary Umpqua Bank, an Oregon state-chartered commercial bank, and references to "Umpqua Investments" refer to our subsidiary Umpqua Investments, Inc., a registered broker-dealer and investment adviser.

In preparing these financial statements, the Company has evaluated events and transactions subsequent to September 30, 2013 for potential recognition or disclosure. In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period.  Certain reclassifications of prior period amounts have been made to conform to current classifications.

Note 2 – Business Combinations

Sterling Financial Corporation
On September 11, 2013, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Sterling Financial Corporation, a Washington corporation ("Sterling"). The Merger Agreement provides that Sterling will merge with and into the Company (the "Merger"), with the Company as the surviving corporation in the Merger. Immediately following the Merger, Sterling's wholly owned subsidiary, Sterling Savings Bank, will merge with and into the Bank (the "Bank Merger"), with the Bank as the surviving bank in the Bank Merger. Holders of shares of common stock of Sterling will have the right to receive 1.671 shares of the Company's common stock and $2.18 in cash for each share of Sterling common stock.

The completion of the Merger is subject to customary conditions, including (1) adoption of the Merger Agreement by Sterling's shareholders and by the Company's shareholders, (2) approval of an amendment to the Company's articles of incorporation to increase the number of authorized shares of the Company's common stock, (3) authorization for listing on the NASDAQ of the shares of the Company's common stock to be issued in the Merger, (4) the receipt of required regulatory approvals for the Merger and the Bank Merger from the Federal Reserve Board, Federal Deposit Insurance Corporation and Oregon and Washington state bank regulators, in each case without the imposition of any materially burdensome regulatory condition, (5) effectiveness of the registration statement on Form S-4 for the Company's common stock to be issued in the Merger, and (6) the absence of any order, injunction or other legal restraint preventing the completion of the Merger or making the completion of the Merger illegal. Each party's obligation to complete the Merger is also subject to certain additional customary conditions. The Merger Agreement provides certain termination rights for both the Company and Sterling and further provides that, upon termination of the Merger Agreement under certain circumstances, the Company or Sterling, as applicable, will be obligated to pay the other party a termination fee of $75 million.

The Merger is expected to be completed in the first half of 2014. A summary of the terms of the Merger Agreement and other related agreements are summarized in, and the Merger Agreement has been filed as an exhibit to, the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on September 17, 2013.

Financial Pacific Holding Corp.
On July 1, 2013, the Bank acquired Financial Pacific Holding Corp. ("FPHC") based in Federal Way, Washington, and its subsidiary, Financial Pacific Leasing, Inc ("FinPac Leasing"), and its subsidiaries, Financial Pacific Funding, Inc. ("FPF"), Financial Pacific Funding II, Inc. ("FPF II") and Financial Pacific Funding III, Inc. ("FPF III"). As part of the same transaction, the Company acquired two related entities, FPC Leasing Corporation ("FPC") and Financial Pacific Reinsurance Co., Ltd. ("FPR"). FPHC, FinPac Leasing, FPF, FPF II, FPF III, FPC and FPR are collectively referred to herein as "FinPac". FinPac provides business-essential commercial equipment leases to various industries throughout the United States and Canada. It originates leases through its brokers, lessors, and direct marketing programs. The results of FinPac's operations are included in the consolidated financial statements as of July 1, 2013.

The aggregate consideration for the FinPac purchase was $158.0 million. Of that amount, $156.1 was distributed in cash, and $1.9 million was exchanged for restricted shares of the Company stock. The restricted shares were issued from the Company’s 2013 Incentive Plan pursuant to employment agreements between the Company and certain executives of FinPac, vest over a period of either two or three years, and will be recognized over that time period within the salaries and employee benefits line item on the Consolidated Statements of Income. The structure of the transaction was as follows:

•
The Bank acquired all of the outstanding stock of FPHC, a shell holding company, which is the sole shareholder of FinPac Leasing, the primary operating subsidiary of FinPac that engages in equipment leasing and financing activities, and is also the sole shareholder of FPF and FPF III, which are bankruptcy-remote entities that serve as lien holder for certain leases. FinPac Leasing is also the sole shareholder of FPF II, which no longer engages in any activities or holds any assets and is anticipated to be wound up in the near future.

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

The acquisition provides diversification, and a scalable platform that is consistent with expansion initiatives that the Bank has completed over the last three years, including growth in the business banking, agricultural lending and home builder lending groups. The transaction leverages excess capital of the Company and deploys excess liquidity into significantly higher yielding assets, provides growth and diversification, and is anticipated to increase profitability. There is no tax deductible goodwill or other intangibles.

The operations of FinPac are included in our operating results from July 1, 2013, and added revenue of $14.8 million, non-interest expense of $3.5 million , and net income of $6.0 million net of tax, for the three and nine months ended September 30, 2013. FinPac's results of operations prior to the acquisition are not included in our operating results. Merger related expenses of $629,000 and $1.4 million for the three and nine months ended September 30, 2013 have been incurred in connection with the acquisition of FinPac and are recognized within the merger related expenses line item on the Consolidated Statements of Income.

A summary of the net assets acquired and the estimated fair value adjustments of FinPac are presented below:
(in thousands)

FinPac
July 1, 2013
Cost basis net assets	$61,446
Cash payment paid	(156,110)
Fair value adjustments:
Non-covered loans and leases, net	6,881
Other intangible assets	(8,516)
Other assets	(1,650)
Term debt	(400)
Other liabilities	1,355
Goodwill	$(96,994)

The statement of assets acquired and liabilities assumed at their fair values of FinPac are presented below. Additional adjustments to the purchase price allocation may be required, specifically to leases, other assets, other liabilities and taxes.
(in thousands)

FinPac
July 1, 2013
Assets Acquired:
Cash and equivalents	$6,452
Non-covered loans and leases, net	264,336
Premises and equipment	491
Goodwill	96,994
Other assets	7,798
Total assets acquired	$376,071

Liabilities Assumed:
Term debt	211,204
Other liabilities	8,757
Total liabilities assumed	219,961
Net Assets Acquired	$156,110

Non-covered leases acquired from FinPac that are not subject to the requirements of FASB ASC 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30") are presented below at acquisition:
(in thousands)

FinPac
July 1, 2013
Contractually required payments	$350,403
Purchase adjustment for credit	$(20,520)
Balance of non-covered loans and leases, net	$264,336

The following tables present unaudited pro forma results of operations for the three and nine months ended September 30, 2013 and 2012 as if the acquisition of FinPac had occurred on January 1, 2012. The proforma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisitions actually occurred on January 1, 2012.

(in thousands, except per share data)

	Three months ended September 30, 2013
			Pro Forma		Pro Forma
	Company	FinPac (a)	Adjustments		Combined
Net interest income	$92,311	$14,498	$(1,121)	(b)	$105,688
Provision for non-covered loan and lease losses	1,228	1,780	1,524	(d)	4,532
Recapture of provision for covered loan losses	(1,904)	—	—		(1,904)
Non-interest income	25,815	329	—		26,144
Non-interest expense	92,108	3,496	(474)	(c)	95,130
Income before provision for income taxes	26,694	9,551	(2,171)		34,074
Provision for income taxes	9,169	3,599	(868)	(e)	11,900
Net income	17,525	5,952	(1,303)		22,174
Dividends and undistributed earnings allocated to participating securities	196	—	52		248
Net earnings available to common shareholders	$17,329	$5,952	$(1,355)		$21,926
Earnings per share:
Basic	$0.15				$0.20
Diluted	$0.15				$0.20
Average shares outstanding:
Basic	111,912				111,912
Diluted	112,195				112,195
(a) FinPac amounts represent results from July 1, 2013 to September 30, 2013.
(b) Consists of change in yields due to fair value adjustments.
(c) Consists of merger related expenses of $629,000 at the Bank, additional expense related to restricted stock, and FinPac amortization of intangible assets, director compensation and travel, and management fees.
(d) Consists of adjustment to FinPac provision for credit losses due to purchase accounting adjustments.
(e) Income tax effect of pro forma adjustments at 40%.

(in thousands, except per share data)

	Nine months ended September 30, 2013
			Pro Forma		Pro Forma
	Company	FinPac (a)	Adjustments		Combined
Net interest income	$280,393	$40,024	$(1,513)	(b)	$318,904
Provision for non-covered loan and lease losses	11,209	5,052	4,565	(d)	20,826
Recapture of provision for covered loan losses	(4,744)	—	—		(4,744)
Non-interest income	94,327	1,641	—		95,968
Non-interest expense	265,801	11,784	(1,802)	(c)	275,783
Income before provision for income taxes	102,454	24,829	(4,276)		123,007
Provision for income taxes	35,315	9,434	(1,710)	(e)	43,039
Net income	67,139	15,395	(2,566)		79,968
Dividends and undistributed earnings allocated to participating securities	576	—	110		686
Net earnings available to common shareholders	$66,563	$15,395	$(2,676)		$79,282
Earnings per share:
Basic	$0.59				$0.71
Diluted	$0.59				$0.71
Average shares outstanding:
Basic	111,934				111,934
Diluted	112,154				112,154

(a) FinPac amounts represent results from January 1, 2013 to September 30, 2013.
(b) Consists of interest expense benefit of FinPac utilizing Bank funding, and change in yields due to fair value adjustments.
(c) Consists of merger related expenses of $1.4 million at the Bank, additional expense related to restricted stock, and FinPac amortization of intangible assets, director compensation and travel, and management fees.
(d) Consists of adjustment to FinPac provision for credit losses due to purchase accounting adjustments.
(e) Income tax effect of pro forma adjustments at 40%.

(in thousands, except per share data)

	Three months ended September 30, 2012
			Pro Forma		Pro Forma
	Company	FinPac (a)	Adjustments		Combined
Net interest income	$102,040	$12,030	$1,167	(b)	$115,237
Provision for non-covered loan and lease losses	7,078	2,516	1,361	(d)	10,955
Provision for covered loan losses	2,927	—	—		2,927
Non-interest income	33,679	749	—		34,428
Non-interest expense	86,974	3,836	(303)	(c)	90,507
Income before provision for income taxes	38,740	6,427	109		45,276
Provision for income taxes	13,587	2,425	44	(e)	16,056
Net income	25,153	4,002	65		29,220
Dividends and undistributed earnings allocated to participating securities	170	—	27		197
Net earnings available to common shareholders	$24,983	$4,002	$38		$29,023
Earnings per share:
Basic	$0.22				$0.26
Diluted	$0.22				$0.26
Average shares outstanding:
Basic	111,899				111,899
Diluted	112,151				112,151
(a) FinPac amounts represent results from July 1, 2012 to September 30, 2012.
(b) Consists of interest expense benefit of FinPac utilizing Bank funding, and change in yields due to fair value adjustments.
(c) Consists of additional expense related to restricted stock, and FinPac amortization of intangible assets, director compensation and travel, and management fees.
(d) Consists of adjustment to FinPac provision for credit losses due to purchase accounting adjustments.
(e) Income tax effect of pro forma adjustments at 40%.

(in thousands, except per share data)

	Nine months ended September 30, 2012
			Pro Forma		Pro Forma
	Company	FinPac (a)	Adjustments		Combined
Net interest income	$305,407	$35,897	$3,509	(b)	$344,813
Provision for non-covered loan and lease losses	16,883	8,213	415	(d)	25,511
Provision for covered loan losses	4,302	—	—		4,302
Non-interest income	89,842	2,751	—		92,593
Non-interest expense	261,606	11,545	(910)	(c)	272,241
Income before provision for income taxes	112,458	18,890	4,004		135,352
Provision for income taxes	38,525	7,131	1,601	(e)	47,257
Net income	73,933	11,759	2,403		88,095
Dividends and undistributed earnings allocated to participating securities	499	—	96		595
Net earnings available to common shareholders	$73,434	$11,759	$2,307		$87,500
Earnings per share:
Basic	$0.66				$0.78
Diluted	$0.65				$0.78
Average shares outstanding:
Basic	111,928				111,928
Diluted	112,159				112,159
(a) FinPac amounts represent results from January 1, 2012 to September 30, 2012.
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

Circle Bancorp
On November 14, 2012, the Company acquired all of the assets and liabilities of Circle Bancorp (“Circle”), which has been accounted for under the acquisition method of accounting for cash consideration of $24.9 million, including the redemption of all common and preferred shares and outstanding warrants and options. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the acquisition dates, and are subject to change for up to one year after the closing date of the acquisition. This acquisition was consistent with the Company's overall banking expansion strategy and provided further opportunity to enter growth markets in the San Francisco Bay Area of California. Upon completion of the acquisition, all Circle Bank branches operated under the Umpqua Bank name. The acquisition added Circle Bank's network of six branches in Corte Madera, Novato, Petaluma, San Francisco, San Rafael and Santa Rosa, California to Umpqua Bank's network of locations in California, Oregon, Washington and Nevada. The application of the acquisition method of accounting resulted in the recognition of $11.9 million of goodwill. There is no tax deductible goodwill or other intangibles.

The operations of Circle are included in our operating results from November 15, 2012, and added revenue of $4.2 million and $13.3 million, non-interest expense of $1.3 million and $5.2 million, and net income of $1.7 million and $4.5 million net of tax, for the three and nine months ended September 30, 2013. Circle's results of operations prior to the acquisition are not included in our operating results. Merger-related expenses of $32,000 and $981,000 for the three and nine months ended September 30, 2013 have been incurred in connection with the acquisition of Circle and recognized within the merger related expenses line item on the Consolidated Statements of Income.
A summary of the net assets acquired and the estimated fair value adjustments of Circle are presented below:

(in thousands)

Circle Bank
November 14, 2012

Cost basis net assets	$17,127
Cash payment paid	(24,860)
Fair value adjustments:
Non-covered loans and leases, net	(2,622)
Other intangible assets	830
Non-covered other real estate owned	(487)
Deposits	(904)
Term debt	(2,404)
Other	1,398
Goodwill	$(11,922)

The statement of assets acquired and liabilities assumed at their fair values of Circle are presented below:
(in thousands)

Circle Bank
November 14, 2012
Assets Acquired:
Cash and equivalents	$39,328
Investment securities	793
Non-covered loans and leases, net	246,665
Premises and equipment	7,695
Restricted equity securities	2,491
Goodwill	11,922
Other intangible assets	830
Non-covered other real estate owned	1,602
Other assets	6,469
Total assets acquired	$317,795

Liabilities Assumed:
Deposits	$250,408
Junior subordinated debentures	8,764
Term debt	55,404
Other liabilities	3,219
Total liabilities assumed	$317,795

Non-covered loans acquired from Circle that are not subject to the requirements of FASB ASC 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30") are presented below at acquisition:
(in thousands)

November 14,
2012
Contractually required principal payments	$242,999
Purchase adjustment for credit	(5,760)
Balance of performing non-covered loans	$240,850

Non-covered loans acquired from Circle that are subject to the requirements of ASC 310-30 are presented below at acquisition and as of September 30, 2013 and December 31, 2012:

(in thousands)

	November 14,	December 31,	September 30,
	2012	2012	2013
Contractually required principal payments	$12,252	$12,231	$5,606
Carrying balance of acquired purchase credit impaired non-covered loans	$5,815	$5,809	$2,263

The acquisition of Circle is not considered significant to the Company's financial statements and therefore pro forma financial information is not included.

Note 3 – Investment Securities

The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at September 30, 2013 and December 31, 2012:

September 30, 2013
(in thousands)

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$256	$22	$—	$278
Obligations of states and political subdivisions	233,499	9,146	(2,114)	240,531
Residential mortgage-backed securities and
collateralized mortgage obligations	1,668,904	18,140	(19,900)	1,667,144
Other debt securities	60	74	—	134
Investments in mutual funds and
other equity securities	1,959	36	—	1,995
	$1,904,678	$27,418	$(22,014)	$1,910,082
HELD TO MATURITY:
Residential mortgage-backed securities and
collateralized mortgage obligations	$5,766	$265	$(1)	$6,030
	$5,766	$265	$(1)	$6,030

December 31, 2012
(in thousands)

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$45,503	$318	$(1)	$45,820
Obligations of states and political subdivisions	245,606	18,119	—	263,725
Residential mortgage-backed securities and
collateralized mortgage obligations	2,291,253	28,747	(6,624)	2,313,376
Other debt securities	143	79	—	222
Investments in mutual funds and
other equity securities	1,959	127	—	2,086
	$2,584,464	$47,390	$(6,625)	$2,625,229
HELD TO MATURITY:
Obligations of states and political subdivisions	$595	$1	$—	$596
Residential mortgage-backed securities and
collateralized mortgage obligations	3,946	197	(7)	4,136
	$4,541	$198	$(7)	$4,732

Investment securities that were in an unrealized loss position as of September 30, 2013 and December 31, 2012 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

September 30, 2013
(in thousands)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	47,814	2,114	—	—	47,814	2,114
Residential mortgage-backed securities and
collateralized mortgage obligations	440,921	13,680	264,968	6,220	705,889	19,900
Total temporarily impaired securities	$488,735	$15,794	$264,968	$6,220	$753,703	$22,014
HELD TO MATURITY:
Residential mortgage-backed securities and
collateralized mortgage obligations	$—	$—	$46	$1	$46	$1
Total temporarily impaired securities	$—	$—	$46	$1	$46	$1

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

The unrealized losses on obligations of political subdivisions were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities. Management monitors published credit ratings of these securities and no adverse ratings changes have occurred since the date of purchase of obligations of political subdivisions which are in an unrealized loss position as of September 30, 2013. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

All of the available for sale residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at September 30, 2013 are issued or guaranteed by governmental agencies. The unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

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

The following table presents the maturities of investment securities at September 30, 2013:

(in thousands)

	Available For Sale		Held To Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
AMOUNTS MATURING IN:
Three months or less	$18,573	$18,569	$—	$—
Over three months through twelve months	191,763	194,660	338	378
After one year through five years	1,294,846	1,303,726	863	1,085
After five years through ten years	361,759	354,446	89	89
After ten years	35,778	36,687	4,476	4,478
Other investment securities	1,959	1,994	—	—
	$1,904,678	$1,910,082	$5,766	$6,030

The amortized cost and fair value of collateralized mortgage obligations and mortgage-backed securities are presented by expected average life, rather than contractual maturity, in the preceding table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay underlying loans without prepayment penalties.

The following table presents the gross realized gains and gross realized losses on the sale of securities available for sale for the three and nine months ended September 30, 2013 and 2012:

(in thousands)

	Three months ended		Three months ended
	September 30, 2013		September 30, 2012
	Gains	Losses	Gains	Losses
U.S. Treasury and agencies	$—	$—	$—	$—
Obligations of states and political subdivisions	3	—	8	—
Residential mortgage-backed securities and
collateralized mortgage obligations	—	—	—	—
Other debt securities	—	—	13	—
	$3	$—	$21	$—

(in thousands)
	Nine months ended		Nine months ended
	September 30, 2013		September 30, 2012
	Gains	Losses	Gains	Losses
U.S. Treasury and agencies	$—	$—	$371	$—
Obligations of states and political subdivisions	10	1	10	1
Residential mortgage-backed securities and
collateralized mortgage obligations	—	—	1,484	683
Other debt securities	9	—	18	—
	$19	$1	$1,883	$684

The following table presents, as of September 30, 2013, investment securities which were pledged to secure borrowings, public deposits, and repurchase agreements as permitted or required by law:

(in thousands)

	Amortized	Fair
	Cost	Value
To Federal Home Loan Bank to secure borrowings	$16,831	$17,287
To state and local governments to secure public deposits	810,529	808,734
Other securities pledged principally to secure repurchase agreements	307,164	304,093
Total pledged securities	$1,134,524	$1,130,114

Note 4 – Non-Covered Loans and Leases

The following table presents the major types of non-covered loans and leases recorded in the balance sheets as of September 30, 2013 and December 31, 2012:

(in thousands)

	September 30,	December 31,
	2013	2012
Commercial real estate
Term & multifamily	$4,005,983	$3,938,443
Construction & development	247,809	202,118
Residential development	78,998	57,209
Commercial
Term	769,173	797,802
LOC & other	1,283,129	923,328
Residential
Mortgage	550,200	476,579
Home equity loans & lines	256,202	260,797
Consumer & other	43,621	37,327
Total	7,235,115	6,693,603
Deferred loan fees, net	(6,211)	(12,523)
Total	$7,228,904	$6,681,080

As of September 30, 2013, loans totaling $5.4 billion were pledged to secure borrowings and available lines of credit.

At September 30, 2013, non-covered loans accounted for under ASC 310-30 were $24.7 million. At December 31, 2012, non-covered accounted for under ASC 310-30 were $19.3 million.

Note 5 – Allowance for Non-Covered Loan and Lease Loss and Credit Quality

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

Formula Allowance
The Bank performs regular credit reviews of the loan and lease portfolio to determine the credit quality and adherence to underwriting standards. When loans and leases are originated, they are assigned a risk rating that is reassessed periodically during the term of the loan or lease through the credit review process.  The Bank's risk rating methodology assigns risk ratings ranging from 1 to 10, where a higher rating represents higher risk. The 10 risk rating categories are a primary factor in determining an appropriate amount for the formula allowance.

The formula allowance is calculated by applying risk factors to various segments of pools of outstanding loans and leases. Risk factors are assigned to each portfolio segment based on management’s evaluation of the losses inherent within each segment. Segments or regions with greater risk of loss will therefore be assigned a higher risk factor.

Base risk – The portfolio is segmented into loan categories, and these categories are assigned a Base Risk factor based on an evaluation of the loss inherent within each segment.

Extra risk – Additional risk factors provide for an additional allocation of ALLL based on the loan and lease risk rating system and loan delinquency, and reflect the increased level of inherent losses associated with more adversely classified loans and leases.

Changes to risk factors – Risk factors are assigned at origination and may be changed periodically based on management’s evaluation of the following factors: loss experience; changes in the level of non-performing loans and leases; regulatory exam results; changes in the level of adversely classified loans and leases (positive or negative); improvement or deterioration in local economic conditions; and any other factors deemed relevant.

Specific Allowance
Regular credit reviews of the portfolio also identify loans that are considered potentially impaired. Potentially impaired loans are referred to the ALLL Committee which reviews and approves designated loans as impaired. A loan is considered impaired, when based on current information and events, we determine that we will probably not be able to collect all amounts due according to the loan contract, including scheduled interest payments. When we identify a loan as impaired, we measure the impairment using discounted cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of the collateral, less selling costs, instead of discounted cash flows. If we determine that the value of the impaired loan is less than the recorded investment in the loan, we either recognize an impairment reserve as a specific allowance to be provided for in the allowance for loan and lease losses or charge-off the impaired balance on collateral dependent loans if it is determined that such amount represents a confirmed loss.  Loans determined to be impaired with a specific allowance are excluded from the formula allowance so as not to double-count the loss exposure. The non-accrual impaired loans as of period end have already been partially charged-off to their estimated net realizable value, and are expected to be resolved over the coming quarters with no additional material loss, absent further decline in market prices.

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
• Changes in the nature and volume of the portfolio and in the terms of loans and leases;
• Changes in the experience and ability of lending management and other relevant staff;
• Changes in the volume and severity of past due loans, the volume of nonaccrual loans and leases, and the volume and severity of adversely classified or graded loans;
• Changes in the quality of the institution’s loan and lease review system;
• Changes in the value of underlying collateral for collateral-depending loans;
• The existence and effect of any concentrations of credit, and changes in the level of such concentrations; and
• The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institutions’ existing portfolio.

These factors are evaluated through a management survey of the Chief Credit Officer, Chief Lending Officer, Senior Credit Officers, Special Assets Manager, and Credit Review Manager. The survey requests responses to evaluate current changes in the nine qualitative factors. This information is then incorporated into our understanding of the reasonableness of the formula factors and our evaluation of the unallocated portion of the ALLL.

Management believes that the ALLL was adequate as of September 30, 2013. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 75% of our loan and lease portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses. The recent U.S. recession, the housing market downturn, and declining real estate values in our markets have negatively impacted aspects of our loan and lease portfolio. A continued deterioration in our markets may adversely affect our loan and lease portfolio and may lead to additional charges to the provision for loan and lease losses.

The reserve for unfunded commitments (“RUC”) is established to absorb inherent losses associated with our commitment to lend funds, such as with a letter or line of credit. The adequacy of the ALLL and RUC are monitored on a regular basis and are based on management's evaluation of numerous factors. For each portfolio segment, these factors include:
• The quality of the current loan and lease portfolio;
• The trend in the loan portfolio's risk ratings;
• Current economic conditions;
• Loan and lease concentrations;
• Loan and lease growth rates;
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

Activity in the Non-Covered Allowance for Loan and Lease Losses

The following table summarizes activity related to the allowance for non-covered loan and lease losses by non-covered loan and lease portfolio segment for three and nine months ended September 30, 2013 and 2012, respectively:

(in thousands)

	Three months ended September 30, 2013
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Unallocated	Total
Balance, beginning of period	$55,249	$21,587	$8,250	$750	$—	$85,836
Charge-offs	(3,101)	(1,754)	(1,181)	(281)	—	(6,317)
Recoveries	880	1,101	41	145	—	2,167
Provision	565	2,346	(68)	165	—	3,008
Balance, end of period	$53,593	$23,280	$7,042	$779	$—	$84,694

	Three months ended September 30, 2012
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Unallocated	Total
Balance, beginning of period	$56,341	$19,587	$6,652	$1,038	$—	$83,618
Charge-offs	(4,892)	(1,782)	(516)	(454)	—	(7,644)
Recoveries	1,020	409	171	107	—	1,707
Provision	2,779	2,540	1,381	331	47	7,078
Balance, end of period	$55,248	$20,754	$7,688	$1,022	$47	$84,759

(in thousands)

	Nine months ended September 30, 2013
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Unallocated	Total
Balance, beginning of period	$54,909	$22,925	$6,925	$632	$—	$85,391
Charge-offs	(6,595)	(9,541)	(2,813)	(697)	—	(19,646)
Recoveries	2,830	2,554	221	355	—	5,960
Provision	2,449	7,342	2,709	489	—	12,989
Balance, end of period	$53,593	$23,280	$7,042	$779	$—	$84,694

	Nine months ended September 30, 2012
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Unallocated	Total
Balance, beginning of period	$59,574	$20,485	$7,625	$867	$4,417	$92,968
Charge-offs	(18,007)	(8,741)	(4,030)	(1,159)	—	(31,937)
Recoveries	2,327	3,856	338	324	—	6,845
Provision	11,354	5,154	3,755	990	(4,370)	16,883
Balance, end of period	$55,248	$20,754	$7,688	$1,022	$47	$84,759

The following table presents the allowance and recorded investment in non-covered loans and leases by portfolio segment and balances individually or collectively evaluated for impairment as of September 30, 2013 and 2012, respectively:

(in thousands)

	September 30, 2013
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Unallocated	Total
Allowance for non-covered loans and leases:
Collectively evaluated for impairment	$52,199	$23,270	$7,042	$779	$—	$83,290
Individually evaluated for impairment	1,394	10	—	—	—	1,404
Total	$53,593	$23,280	$7,042	$779	$—	$84,694
Non-covered loans and leases:
Collectively evaluated for impairment	$4,235,408	$2,039,566	$806,402	$43,621		$7,124,997
Individually evaluated for impairment	97,382	12,736	—	—		110,118
Total	$4,332,790	$2,052,302	$806,402	$43,621		$7,235,115

(in thousands)

	September 30, 2012
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Unallocated	Total
Allowance for non-covered loans and leases:
Collectively evaluated for impairment	$54,115	$20,754	$7,683	$1,022	$47	$83,621
Individually evaluated for impairment	1,133	—	5	—	—	1,138
Total	$55,248	$20,754	$7,688	$1,022	$47	$84,759
Non-covered loans and leases:
Collectively evaluated for impairment	$3,816,106	$1,602,735	$654,956	$37,874		$6,111,671
Individually evaluated for impairment	129,690	18,371	793	—		148,854
Total	$3,945,796	$1,621,106	$655,749	$37,874		$6,260,525

The gross non-covered loan and lease balance excludes deferred loans fees of $6.2 million at September 30, 2013 and $12.1 million at September 30, 2012.

Summary of Reserve for Unfunded Commitments Activity

The following table presents a summary of activity in the reserve for unfunded commitments (“RUC”) and unfunded commitments for the three and nine months ended September 30, 2013 and 2012, respectively:

(in thousands)

	Three months ended September 30, 2013
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$196	$855	$200	$76	$1,327
Net change to other expense	3	11	24	10	48
Balance, end of period	$199	$866	$224	$86	$1,375

	Three months ended September 30, 2012
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$107	$790	$162	$67	$1,126
Net change to other expense	18	1,607	2	4	1,631
Balance, end of period	$125	$2,397	$164	$71	$2,757

(in thousands)

	Nine months ended September 30, 2013
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$172	$807	$173	$71	$1,223
Net change to other expense	27	59	51	15	152
Balance, end of period	$199	$866	$224	$86	$1,375

	Nine months ended September 30, 2012
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$59	$633	$185	$63	$940
Net change to other expense	66	1,764	(21)	8	1,817
Balance, end of period	$125	$2,397	$164	$71	$2,757

(in thousands)

	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Unfunded loan commitments:
September 30, 2013	$222,879	$1,011,643	$322,612	$53,601	$1,610,735
September 30, 2012	$139,479	$900,875	$255,499	$55,312	$1,351,165

Non-covered loans sold

In the course of managing the loan portfolio, at certain times, management may decide to sell loans.  The following table summarizes loans sold by loan portfolio during the three and nine months ended September 30, 2013 and 2012, respectively:

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Commercial real estate
Term & multifamily	$4,927	$6,410	$7,777	$11,350
Construction & development	—	—	3,515	—
Residential development	—	12	363	12
Commercial
Term	1,098	—	47,635	—
LOC & other	—	1,110	—	1,942
Residential
Mortgage	1,008	—	1,008	192
Home equity loans & lines	—	—	—	—
Consumer & other	—	—	—	—
Total	$7,033	$7,532	$60,298	$13,496

Asset Quality and Non-Performing Loans

We manage asset quality and control credit risk through diversification of the non-covered loan and lease portfolio and the application of policies designed to promote sound underwriting and loan and lease monitoring practices. The Bank's Credit Quality Group is charged with monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures across the Bank.  Reviews of non-performing, past due non-covered loans and leases and larger credits, designed to identify potential charges to the allowance for loan and lease losses, and to determine the adequacy of the allowance, are conducted on an ongoing basis. These reviews consider such factors as the financial strength of borrowers, the value of the applicable collateral, loan and lease loss experience, estimated loan and lease losses, growth in the loan and lease portfolio, prevailing economic conditions and other factors.

A loan is considered impaired when, based on current information and events, we determine it is probable that we will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. Generally, when non-covered loans are identified as impaired, they are moved to the Special Assets Division. When we identify a loan as impaired, we measure the loan for potential impairment using discounted cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral.  In these cases, we will use the current fair value of collateral, less selling costs.  The starting point for determining the fair value of collateral is through obtaining external appraisals.  Generally, external appraisals are updated every 12 months.  We obtain appraisals from a pre-approved list of independent, third party, local appraisal firms.  Approval and addition to the list is based on experience, reputation, character, consistency and knowledge of the respective real estate market. At a minimum, it is ascertained that the appraiser is: (a) currently licensed in the state in which the property is located, (b) is experienced in the appraisal of properties similar to the property being appraised, (c) is actively engaged in the appraisal work, (d) has knowledge of current real estate market conditions and financing trends, (e) is reputable, and (f) is not on Freddie Mac’s or the Bank’s Exclusionary List of appraisers and brokers. In certain cases appraisals will be reviewed by our Real Estate Valuation Services Group to ensure the quality of the appraisal and the expertise and independence of the appraiser. Upon receipt and review, an external appraisal is utilized to measure a loan for potential impairment.  Our impairment analysis documents the date of the appraisal used in the analysis, whether the officer preparing the report deems it current, and, if not, allows for internal valuation adjustments with justification.  Typical justified adjustments might include discounts for continued market deterioration subsequent to appraisal date, adjustments for the release of collateral contemplated in the appraisal, or the value of other collateral or consideration not contemplated in the appraisal. An appraisal over one year old in most cases will be considered stale dated and an updated or new appraisal will be required.  Any adjustments from appraised value to net realizable value are detailed and justified in the impairment analysis, which is reviewed and approved by senior credit quality officers and the Bank's ALLL Committee. Although an external appraisal is the primary source to value collateral dependent loans, we may also utilize values obtained through purchase and sale agreements, negotiated short sales, broker price opinions, or the sales price of the note.  These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. Impairment analyses are updated, reviewed and approved on a quarterly basis at or near the end of each reporting period. Appraisals or other alternative sources of value received subsequent to the reporting period, but prior to our filing of periodic reports, are considered and evaluated to ensure our periodic filings are materially correct and not misleading.  Based on these processes, we do not believe there are significant time lapses for the recognition of additional loan loss provisions or charge-offs from the date they become known.

Loans and leases are classified as non-accrual when collection of principal or interest is doubtful—generally if they are past due as to maturity or payment of principal or interest by 90 days or more—unless such loans are well-secured and in the process of collection. Additionally, all loans that are impaired are considered for non-accrual status. Loans placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospects for future payments in accordance with the loan agreement appear relatively certain.

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

Loans and leases are reported as past due when installment payments, interest payments, or maturity payments are past due based on contractual terms. All loans determined to be impaired are individually assessed for impairment except for impaired homogeneous loans which are collectively evaluated for impairment in accordance with FASB ASC 450, Contingencies (“ASC 450”). The specific factors considered in determining that a loan is impaired include borrower financial capacity, current economic, business and market conditions, collection efforts, collateral position and other factors deemed relevant. Generally, impaired loans are placed on non-accrual status and all cash receipts are applied to the principal balance.  Continuation of accrual status and recognition of interest income is generally limited to performing restructured loans.

The Bank has written down impaired, non-accrual loans as of September 30, 2013 to their estimated net realizable value, and expects resolution with no additional material loss, absent further decline in market prices.

Non-Covered Non-Accrual Loans and Loans Past Due

The following table summarizes our non-covered non-accrual loans and leases and loans and leases past due by loan and lease class as of September 30, 2013 and December 31, 2012:

(in thousands)

	September 30, 2013
	30-59	60-89	Greater Than				Total Non-
	Days	Days	90 Days and	Total		Current &	covered Loans
	Past Due	Past Due	Accruing	Past Due	Nonaccrual	Other (1)	and Leases
Commercial real estate
Term & multifamily	$6,349	$3,389	$1,402	$11,140	$18,529	$3,976,314	$4,005,983
Construction & development	—	—	—	—	5,130	242,679	247,809
Residential development	768	605	—	1,373	2,871	74,754	78,998
Commercial
Term	2,760	238	—	2,998	10,534	755,641	769,173
LOC & other	2,110	3,330	470	5,910	2,741	1,274,478	1,283,129
Residential
Mortgage	562	898	2,690	4,150	—	546,050	550,200
Home equity loans & lines	492	453	346	1,291	—	254,911	256,202
Consumer & other	53	53	28	134	—	43,487	43,621
Total	$13,094	$8,966	$4,936	$26,996	$39,805	$7,168,314	$7,235,115
Deferred loan fees, net							(6,211)
Total							$7,228,904

(1) Other includes non-covered loans accounted for under ASC 310-30.

(in thousands)

	December 31, 2012
	30-59	60-89	Greater Than				Total Non-
	Days	Days	90 Days and	Total		Current &	covered Loans
	Past Due	Past Due	Accruing	Past Due	Nonaccrual	Other (1)	and Leases
Commercial real estate
Term & multifamily	$7,747	$2,784	$—	$10,531	$43,290	$3,884,622	$3,938,443
Construction & development	283	—	—	283	4,177	197,658	202,118
Residential development	479	—	—	479	5,132	51,598	57,209
Commercial
Term	3,009	746	81	3,836	7,040	786,926	797,802
LOC & other	1,647	1,503	—	3,150	7,027	913,151	923,328
Residential
Mortgage	2,906	602	3,303	6,811	—	469,768	476,579
Home equity loans & lines	1,398	214	758	2,370	49	258,378	260,797
Consumer & other	282	191	90	563	21	36,743	37,327
Total	$17,751	$6,040	$4,232	$28,023	$66,736	$6,598,844	$6,693,603
Deferred loan fees, net							(12,523)
Total							$6,681,080

(1) Other includes non-covered loans accounted for under ASC 310-30.

Non-Covered Impaired Loans

The following table summarizes our non-covered impaired loans by loan class as of September 30, 2013 and December 31, 2012:

(in thousands)

	September 30, 2013
	Unpaid
	Principal	Recorded	Related
	Balance	Investment	Allowance
With no related allowance recorded:
Commercial real estate
Term & multifamily	$30,320	$27,685	$—
Construction & development	14,710	13,690	—
Residential development	10,876	6,046	—
Commercial
Term	16,262	10,535	—
LOC & other	1,193	636	—
Residential
Mortgage	—	—	—
Home equity loans & lines	159	—	—
Consumer & other	—	—	—
With an allowance recorded:
Commercial real estate
Term & multifamily	36,692	36,692	1,278
Construction & development	1,091	1,091	11
Residential development	12,178	12,178	105
Commercial
Term	300	300	6
LOC & other	1,265	1,265	4
Residential
Mortgage	—	—	—
Home equity loans & lines	—	—	—
Consumer & other	—	—	—
Total:
Commercial real estate	105,867	97,382	1,394
Commercial	19,020	12,736	10
Residential	159	—	—
Consumer & other	—	—	—
Total	$125,046	$110,118	$1,404

(in thousands)

	December 31, 2012
	Unpaid
	Principal	Recorded	Related
	Balance	Investment	Allowance
With no related allowance recorded:
Commercial real estate
Term & multifamily	$49,953	$43,406	$—
Construction & development	18,526	15,638	—
Residential development	9,293	6,091	—
Commercial
Term	13,729	10,532	—
LOC & other	10,778	7,846	—
Residential
Mortgage	—	—	—
Home equity loans & lines	50	49	—
Consumer & other	21	21	—
With an allowance recorded:
Commercial real estate
Term & multifamily	41,016	41,016	1,198
Construction & development	1,091	1,091	14
Residential development	16,593	16,593	184
Commercial
Term	—	—	—
LOC & other	—	—	—
Residential
Mortgage	—	—	—
Home equity loans & lines	126	126	5
Consumer & other	—	—	—
Total:
Commercial real estate	136,472	123,835	1,396
Commercial	24,507	18,378	—
Residential	176	175	5
Consumer & other	21	21	—
Total	$161,176	$142,409	$1,401

Loans with no related allowance reported generally represent non-accrual loans. The Bank recognizes the charge-off of impairment reserves on impaired loans in the period it arises for collateral dependent loans.  Therefore, the non-accrual loans as of September 30, 2013 have already been written-down to their estimated net realizable value, based on net realizable value, and are expected to be resolved with no additional material loss, absent further decline in market prices.  The valuation allowance on impaired loans primarily represents the impairment reserves on performing restructured loans, and is measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value.

At September 30, 2013 and December 31, 2012, impaired loans of $69.5 million and $70.6 million were classified as accruing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The restructured loans on accrual status represent the only impaired loans accruing interest at each respective date.  In order for a restructured loan to be considered for accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Bank had no obligation to lend additional funds on the restructured loans as of September 30, 2013.

The following table summarizes our average recorded investment and interest income recognized on impaired non-covered loans by loan class for the three and nine months ended September 30, 2013 and 2012:

(in thousands)

	Three months ended		Three months ended
	September 30, 2013		September 30, 2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial real estate
Term & multifamily	$35,289	$—	$45,832	$—
Construction & development	11,155	—	16,990	—
Residential development	5,576	—	14,748	—
Commercial
Term	11,297	—	12,037	—
LOC & other	1,000	—	6,731	—
Residential
Mortgage	—	—	—	—
Home equity loans & lines	—	—	729	—
Consumer & other	—	—	—	—
With an allowance recorded:
Commercial real estate
Term & multifamily	36,261	438	28,918	352
Construction & development	2,452	122	2,712	169
Residential development	13,866	165	15,575	199
Commercial
Term	325	4	182	44
LOC & other	1,268	13	—	—
Residential
Mortgage	238	—	—	—
Home equity loans & lines	—	—	127	2
Consumer & other	—	—	—	—
Total:
Commercial real estate	104,599	725	124,775	720
Commercial	13,890	17	18,950	44
Residential	238	—	856	2
Consumer & other	—	—	—	—
Total	$118,727	$742	$144,581	$766

	Nine months ended		Nine months ended
	September 30, 2013		September 30, 2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial real estate
Term & multifamily	$37,484	$—	$45,462	$—
Construction & development	12,902	—	18,464	—
Residential development	8,046	—	17,874	—
Commercial
Term	11,546	—	12,325	—
LOC & other	3,239	—	7,975	—
Residential
Mortgage	—	—	—	—
Home equity loans & lines	88	—	364	—
Consumer & other	1	—	—	—
With an allowance recorded:
Commercial real estate
Term & multifamily	36,995	1,301	25,916	785
Construction & development	2,099	363	2,727	513
Residential development	15,467	474	18,873	600
Commercial
Term	1,142	13	554	140
LOC & other	1,150	39	994	—
Residential
Mortgage	191	—	—	—
Home equity loans & lines	32	—	128	5
Consumer & other	—	—	—	—
Total:
Commercial real estate	112,993	2,138	129,316	1,898
Commercial	17,077	52	21,848	140
Residential	311	—	492	5
Consumer & other	1	—	—	—
Total	$130,382	$2,190	$151,656	$2,043

The impaired loans for which these interest income amounts were recognized primarily relate to accruing restructured loans.

Non-Covered Credit Quality Indicators

As previously noted, the Bank's risk rating methodology assigns risk ratings ranging from 1 to 10, where a higher rating represents higher risk.  The Bank differentiates its lending portfolios into homogeneous loans and leases and non-homogeneous loans and leases. The 10 risk rating categories can be generally described by the following groupings for non-homogeneous loans and leases:

Minimal Risk—A minimal risk loan or lease, risk rated 1, is to a borrower of the highest quality. The borrower has an unquestioned ability to produce consistent profits and service all obligations and can absorb severe market disturbances with little or no difficulty.

Low Risk—A low risk loan or lease, risk rated 2, is similar in characteristics to a minimal risk loan.  Margins may be smaller or protective elements may be subject to greater fluctuation. The borrower will have a strong demonstrated ability to produce profits, provide ample debt service coverage and to absorb market disturbances.

Modest Risk—A modest risk loan or lease, risk rated 3, is a desirable loan or lease with excellent sources of repayment and no currently identifiable risk associated with collection. The borrower exhibits a very strong capacity to repay the credit in accordance with the repayment agreement. The borrower may be susceptible to economic cycles, but will have reserves to weather these cycles.

Average Risk—An average risk loan or lease, risk rated 4, is an attractive loan or lease with sound sources of repayment and no material collection or repayment weakness evident. The borrower has an acceptable capacity to pay in accordance with the agreement. The borrower is susceptible to economic cycles and more efficient competition, but should have modest reserves sufficient to survive all but the most severe downturns or major setbacks.

Acceptable Risk—An acceptable risk loan or lease, risk rated 5, is a loan or lease with lower than average, but still acceptable credit risk. These borrowers may have higher leverage, less certain but viable repayment sources, have limited financial reserves and may possess weaknesses that can be adequately mitigated through collateral, structural or credit enhancement. The borrower is susceptible to economic cycles and is less resilient to negative market forces or financial events. Reserves may be insufficient to survive a modest downturn.

Watch—A watch loan or lease, risk rated 6, is still pass-rated, but represents the lowest level of acceptable risk due to an emerging risk element or declining performance trend. Watch ratings are expected to be temporary, with issues resolved or manifested to the extent that a higher or lower rating would be appropriate. The borrower should have a plausible plan, with reasonable certainty of success, to correct the problems in a short period of time. Borrowers rated watch are characterized by elements of uncertainty, such as:

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

•
A loan or lease may also be a watch if financial information is late, there is a documentation deficiency, the borrower has experienced unexpected management turnover, or if they face industry issues that, when combined with performance factors create uncertainty in their future ability to perform.

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

Special Mention—A special mention loan or lease, risk rated 7, has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or the institutions credit position at some future date. They contain unfavorable characteristics and are generally undesirable. Loans and leases in this category are currently protected but are potentially weak and constitute an undue and unwarranted credit risk, but not to the point of a substandard classification. A special mention loan or lease has potential weaknesses, which if not checked or corrected, weaken the asset or inadequately protect the Bank’s position at some future date. Such weaknesses include:

•
Performance is poor or significantly less than expected. There may be a temporary debt-servicing deficiency or inadequate working capital as evidenced by a cash cushion deficiency, but not to the extent that repayment is compromised. Material violation of financial covenants is common.

•	Loans or leases with unresolved material issues that significantly cloud the debt service outlook, even though a debt servicing deficiency does not currently exist.

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

Substandard—A substandard asset, risk rated 8, is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard. Loans and leases are classified as substandard when they have unsatisfactory characteristics causing unacceptable levels of risk. A substandard loan or lease normally has one or more well-defined weaknesses that could jeopardize repayment of the debt. The likely need to liquidate assets to correct the problem, rather than repayment from successful operations is the key distinction between special mention and substandard. The following are examples of well-defined weaknesses:
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

Doubtful—Loans or leases classified as doubtful, risk rated 9, have all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors, which may work towards strengthening of the asset, classification as a loss (and immediate charge-off) is deferred until more exact status may be determined. Pending factors include proposed merger, acquisition, liquidation procedures, capital injection, and perfection of liens on additional collateral and refinancing plans. In certain circumstances, a doubtful rating will be temporary, while the Bank is awaiting an updated collateral valuation. In these cases, once the collateral is valued and appropriate margin applied, the remaining un-collateralized portion will be charged-off. The remaining balance, properly margined, may then be upgraded to substandard, however must remain on non-accrual.

Loss—Loans or leases classified as loss, risk rated 10, are considered un-collectible and of such little value that the continuance as an active Bank asset is not warranted. This rating does not mean that the loan or lease has no recovery or salvage value, but rather that the loan or lease should be charged-off now, even though partial or full recovery may be possible in the future.

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

Homogeneous loans and leases are not risk rated until they are greater than 30 days past due, and risk rating is based primarily on the past due status of the loan or lease.  The risk rating categories can be generally described by the following groupings for commercial and commercial real estate homogeneous loans and leases:

Special Mention—A homogeneous special mention loan or lease, risk rated 7, is 30-59 days past due from the required payment date at month-end.

Substandard—A homogeneous substandard loan or lease, risk rated 8, is 60-89 days past due from the required payment date at month-end.

Doubtful—A homogeneous doubtful loan or lease, risk rated 9, is 90-179 days past due from the required payment date at month-end.

Loss—A homogeneous loss loan or lease, risk rated 10, is 180 days and more past due from the required payment date. These loans are generally charged-off in the month in which the 180 day time period elapses.

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

The following table summarizes our internal risk rating by loan and lease class for the non-covered loan and lease portfolio as of September 30, 2013 and December 31, 2012:

(in thousands)

	September 30, 2013
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Impaired	Total
Commercial real estate
Term & multifamily	$3,646,254	$147,094	$148,258	$—	$—	$64,377	$4,005,983
Construction & development	227,008	1,894	4,126	—	—	14,781	247,809
Residential development	54,480	2,896	3,398	—	—	18,224	78,998
Commercial
Term	722,140	15,210	20,988	—	—	10,835	769,173
LOC & other	1,227,521	35,349	15,830	2,364	164	1,901	1,283,129
Residential
Mortgage	546,048	1,466	570	—	2,116	—	550,200
Home equity loans & lines	254,912	945	15	—	330	—	256,202
Consumer & other	43,487	106	15	—	13	—	43,621
Total	$6,721,850	$204,960	$193,200	$2,364	$2,623	$110,118	$7,235,115
Deferred loan fees, net							(6,211)
Total							$7,228,904

(in thousands)

	December 31, 2012
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Impaired	Total
Commercial real estate
Term & multifamily	$3,515,753	$203,643	$134,625	$—	$—	$84,422	$3,938,443
Construction & development	166,660	12,666	6,063	—	—	16,729	202,118
Residential development	25,082	4,379	5,064	—	—	22,684	57,209
Commercial
Term	718,122	22,255	46,893	—	—	10,532	797,802
LOC & other	880,385	19,521	15,576	—	—	7,846	923,328
Residential
Mortgage	469,325	3,507	1,120	—	2,627	—	476,579
Home equity loans & lines	258,252	1,612	—	—	758	175	260,797
Consumer & other	36,797	419	57	—	33	21	37,327
Total	$6,070,376	$268,002	$209,398	$—	$3,418	$142,409	$6,693,603
Deferred loan fees, net							(12,523)
Total							$6,681,080

The percentage of non-covered impaired loans classified as watch, special mention, and substandard was 5.9%, 2.8%, and 91.3%, respectively, as of September 30, 2013. The percentage of non-covered impaired loans classified as watch, special mention, and substandard was 9.0%, 1.7%, and 89.3%, respectively, as of December 31, 2012.

Troubled Debt Restructurings

At September 30, 2013 and December 31, 2012, impaired loans of $69.5 million and $70.6 million were classified as accruing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The restructured loans on accrual status represent the only impaired loans accruing interest. In order for a restructured loan to be considered for accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. Impaired restructured loans carry a specific allowance and the allowance on impaired restructured loans is calculated consistently across the portfolios.

There were no available commitments for troubled debt restructurings outstanding as of September 30, 2013 and none as of December 31, 2012.

The following tables present troubled debt restructurings by accrual versus non-accrual status and by loan class as of September 30, 2013 and December 31, 2012:

(in thousands)

	September 30, 2013
	Accrual	Non-Accrual	Total
	Status	Status	Modifications
Commercial real estate
Term & multifamily	$42,753	$2,907	$45,660
Construction & development	9,651	—	9,651
Residential development	15,353	2,498	17,851
Commercial
Term	—	3,849	3,849
LOC & other	1,265	—	1,265
Residential
Mortgage	475	—	475
Home equity loans & lines	—	—	—
Consumer & other	—	—	—
Total	$69,497	$9,254	$78,751

(in thousands)

	December 31, 2012
	Accrual	Non-Accrual	Total
	Status	Status	Modifications
Commercial real estate
Term & multifamily	$39,613	$16,605	$56,218
Construction & development	12,552	3,516	16,068
Residential development	17,141	4,921	22,062
Commercial
Term	350	4,641	4,991
LOC & other	820	1,493	2,313
Residential
Mortgage	—	—	—
Home equity loans & lines	126	—	126
Consumer & other	—	—	—
Total	$70,602	$31,176	$101,778

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

The following tables present newly non-covered restructured loans that occurred during the three and nine months ended September 30, 2013 and 2012, respectively:

(in thousands)

Three months ended September 30, 2013
	Rate	Term	Interest Only	Payment	Combination	Total
	Modifications	Modifications	Modifications	Modifications	Modifications	Modifications
Commercial real estate
Term & multifamily	$—	$—	$—	$—	$—	$—
Construction & development	—	—	—	—	—	—
Residential development	—	—	—	—	—	—
Commercial
Term	—	—	—	—	3,588	3,588
LOC & other	—	—	—	—	—	—
Residential
Mortgage	—	—	—	—	—	—
Home equity loans & lines	—	—	—	—	—	—
Consumer & other	—	—	—	—	—	—
Total	$—	$—	$—	$—	$3,588	$3,588

Three months ended September 30, 2012
	Rate	Term	Interest Only	Payment	Combination	Total
	Modifications	Modifications	Modifications	Modifications	Modifications	Modifications
Commercial real estate
Term & multifamily	$14,920	$—	$—	$—	$2,554	$17,474
Construction & development	—	—	—	—	—	—
Residential development	—	—	—	—	—	—
Commercial
Term	—	—	—	820	—	820
LOC & other	—	—	—	—	—	—
Residential
Mortgage	—	—	—	—	—	—
Home equity loans & lines	—	—	—	—	—	—
Consumer & other	—	—	—	—	—	—
Total	$14,920	$—	$—	$820	$2,554	$18,294

(in thousands)

	Nine months ended September 30, 2013
	Rate	Term	Interest Only	Payment	Combination	Total
	Modifications	Modifications	Modifications	Modifications	Modifications	Modifications
Commercial real estate
Term & multifamily	$—	$—	$4,291	$—	$—	$4,291
Construction & development	—	—	—	—	—	—
Residential development	—	—	—	—	—	—
Commercial
Term	—	—	—	—	3,588	3,588
LOC & other	—	—	—	—	452	452
Residential
Mortgage	—	—	—	—	478	478
Home equity loans & lines	—	—	—	—	—	—
Consumer & other	—	—	—	—	—	—
Total	$—	$—	$4,291	$—	$4,518	$8,809

	Nine months ended September 30, 2012
	Rate	Term	Interest Only	Payment	Combination	Total
	Modifications	Modifications	Modifications	Modifications	Modifications	Modifications
Commercial real estate
Term & multifamily	$14,920	$—	$—	$—	$3,357	$18,277
Construction & development	—	—	—	—	—	—
Residential development	—	—	—	—	—	—
Commercial
Term	—	—	—	820	—	820
LOC & other	—	—	—	—	—	—
Residential
Mortgage	—	—	—	—	—	—
Home equity loans & lines	—	—	—	—	—	—
Consumer & other	—	—	—	—	—	—
Total	$14,920	$—	$—	$820	$3,357	$19,097

For the periods presented in the tables above, the outstanding recorded investment was the same pre and post modification.

The following tables represent financing receivables modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the three and nine months ended September 30, 2013 and 2012, respectively:

(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Commercial real estate
Term & multifamily	$—	$—	$—	$217
Construction & development	—	—	—	—
Residential development	—	—	—	633
Commercial
Term	—	—	—	—
LOC & other	—	—	—	26
Residential
Mortgage	—	—	—	—
Home equity loans & lines	—	—	—	—
Consumer & other	—	—	—	—
Total	$—	$—	$—	$876

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

Covered Loans

The following table presents the major types of covered loans as of September 30, 2013 and December 31, 2012:

(in thousands)

	September 30, 2013
	Evergreen	Rainier	Nevada Security	Total
Commercial real estate
Term & multifamily	$58,522	$168,193	$88,714	$315,429
Construction & development	3,770	—	4,161	7,931
Residential development	3,105	—	5,431	8,536
Commercial
Term	5,826	1,074	9,923	16,823
LOC & other	3,433	5,937	2,148	11,518
Residential
Mortgage	3,126	18,392	1,786	23,304
Home equity loans & lines	3,257	15,404	2,036	20,697
Consumer & other	1,023	3,710	30	4,763
Total	$82,062	$212,710	$114,229	$409,001
Allowance for covered loans				(11,918)
Total				$397,083

	December 31, 2012
	Evergreen	Rainier	Nevada Security	Total
Commercial real estate
Term & multifamily	$72,888	$199,685	$105,436	$378,009
Construction & development	4,941	637	6,133	11,711
Residential development	3,840	—	5,954	9,794
Commercial
Term	9,961	2,230	11,333	23,524
LOC & other	4,984	7,081	2,932	14,997
Residential
Mortgage	3,948	22,059	1,818	27,825
Home equity loans & lines	3,478	17,178	2,786	23,442
Consumer & other	1,855	4,143	53	6,051
Total	$105,895	$253,013	$136,445	$495,353
Allowance for covered loans				(18,275)
Total				$477,078
The outstanding contractual unpaid principal balance, excluding purchase accounting adjustments, at September 30, 2013 was $105.6 million, $247.3 million and $155.8 million, for Evergreen, Rainier, and Nevada Security, respectively, as compared to $137.7 million, $297.0 million and $198.4 million, for Evergreen, Rainier, and Nevada Security, respectively, at December 31, 2012.

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

The following table presents the changes in the accretable yield for the three and nine months ended September 30, 2013 and 2012 for each respective acquired loan portfolio:

(in thousands)

	Three months ended September 30, 2013
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$27,162	$85,823	$41,818	$154,803
Accretion to interest income	(2,816)	(5,221)	(3,420)	(11,457)
Disposals	(1,148)	(2,205)	(373)	(3,726)
Reclassifications (to)/from nonaccretable difference	(325)	3,664	(643)	2,696
Balance, end of period	$22,873	$82,061	$37,382	$142,316

	Three months ended September 30, 2012
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$48,064	$123,501	$54,623	$226,188
Accretion to interest income	(6,139)	(8,361)	(5,316)	(19,816)
Disposals	(1,989)	(5,677)	(1,650)	(9,316)
Reclassifications from nonaccretable difference	3,261	3,336	3,094	9,691
Balance, end of period	$43,197	$112,799	$50,751	$206,747

(in thousands)

	Nine months ended September 30, 2013
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$34,567	$102,468	$46,353	$183,388
Accretion to interest income	(9,879)	(18,290)	(11,872)	(40,041)
Disposals	(2,510)	(5,529)	(3,140)	(11,179)
Reclassifications from nonaccretable difference	695	3,412	6,041	10,148
Balance, end of period	22,873	$82,061	$37,382	$142,316

	Nine months ended September 30, 2012
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$56,479	$120,333	$61,021	$237,833
Accretion to interest income	(14,918)	(23,216)	(14,924)	(53,058)
Disposals	(5,671)	(14,363)	(3,069)	(23,103)
Reclassifications from nonaccretable difference	7,307	30,045	7,723	45,075
Balance, end of period	$43,197	$112,799	$50,751	$206,747

Allowance for Covered Loan Losses

The following table summarizes activity related to the allowance for covered loan losses by covered loan portfolio segment for the three and nine months ended September 30, 2013 and 2012, respectively:

(in thousands)

	Three months ended September 30, 2013
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$8,871	$4,512	$808	$176	$14,367
Charge-offs	(553)	(406)	(48)	(88)	(1,095)
Recoveries	182	156	59	153	550
Recapture of provision	(1,466)	(367)	(16)	(55)	(1,904)
Balance, end of period	$7,034	$3,895	$803	$186	$11,918

	Three months ended September 30, 2012
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$7,461	$4,547	$664	$305	$12,977
Charge-offs	(480)	(450)	(73)	(45)	(1,048)
Recoveries	371	215	68	22	676
Provision (recapture)	1,884	990	79	(26)	2,927
Balance, end of period	$9,236	$5,302	$738	$256	$15,532

(in thousands)

	Nine months ended September 30, 2013
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$12,129	$4,980	$804	$362	$18,275
Charge-offs	(1,321)	(1,219)	(156)	(420)	(3,116)
Recoveries	669	428	185	221	1,503
(Recapture) provision	(4,443)	(294)	(30)	23	(4,744)
Balance, end of period	$7,034	$3,895	$803	$186	$11,918

	Nine months ended September 30, 2012
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$8,939	$3,964	$991	$426	$14,320
Charge-offs	(2,570)	(1,257)	(510)	(578)	(4,915)
Recoveries	1,012	596	147	70	1,825
Provision	1,855	1,999	110	338	4,302
Balance, end of period	$9,236	$5,302	$738	$256	$15,532

The following table presents the allowance and recorded investment in covered loans by portfolio segment as of September 30, 2013 and 2012:

(in thousands)

	September 30, 2013
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Allowance for covered loans:
Loans acquired with deteriorated credit quality (1)	$6,648	$3,691	$752	$135	$11,226
Collectively evaluated for impairment (2)	386	204	51	51	692
Total	$7,034	$3,895	$803	$186	$11,918
Covered loans:
Loans acquired with deteriorated credit quality (1)	$329,044	$17,799	$38,887	$2,000	$387,730
Collectively evaluated for impairment (2)	2,852	10,542	5,114	2,763	21,271
Total	$331,896	$28,341	$44,001	$4,763	$409,001

	September 30, 2012
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Allowance for covered loans:
Loans acquired with deteriorated credit quality (1)	$8,662	$4,785	$694	$211	$14,352
Collectively evaluated for impairment (2)	574	517	44	45	1,180
Total	$9,236	$5,302	$738	$256	$15,532
Covered loans:
Loans acquired with deteriorated credit quality (1)	$424,547	$28,141	$48,838	$3,699	$505,225
Collectively evaluated for impairment (2)	2,942	15,097	4,591	2,722	25,352
Total	$427,489	$43,238	$53,429	$6,421	$530,577

(1) In accordance with ASC 310-30, the valuation allowance is netted against the carrying value of the covered loan balance.

(2) The allowance on covered loan losses includes an allowance on covered loan advances on acquired loans subsequent to acquisition.

The valuation allowance on covered loans was reduced by recaptured provision of $2.4 million and $7.9 million for the three and nine months ended September 30, 2013, and $0.5 million and $3.7 million for the three and nine months ended September 30, 2012.

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

The following table summarizes our internal risk rating grouping by covered loans, net as of September 30, 2013 and December 31, 2012:

(in thousands)

	September 30, 2013
		Special
	Pass/Watch	Mention	Substandard	Doubtful	Loss	Total
Commercial real estate
Term & multifamily	$201,171	$38,536	$70,787	$241	$—	$310,735
Construction & development	1,153	—	5,501	—	—	6,654
Residential development	504	599	5,764	603	—	7,470
Commercial
Term	4,857	3,027	5,566	415	—	13,865
LOC & other	8,054	1,298	1,185	48	—	10,585
Residential
Mortgage	23,161	—	—	—	—	23,161
Home equity loans & lines	19,921	—	116	—	—	20,037
Consumer & other	4,576	—	—	—	—	4,576
Total	$263,397	$43,460	$88,919	$1,307	$—	$397,083

	December 31, 2012
		Special
	Pass/Watch	Mention	Substandard	Doubtful	Loss	Total
Construction & development
Term & multifamily	$243,723	$47,880	$62,811	$14,925	$—	$369,339
Construction & development	1,792	195	4,315	3,386	—	9,688
Residential development	—	391	6,658	1,309	—	8,358
Commercial
Term	9,020	3,401	4,986	2,021	—	19,428
LOC & other	11,498	354	1,080	1,181	—	14,113
Residential
Mortgage	27,596	—	—	—	—	27,596
Home equity loans & lines	22,790	—	77	—	—	22,867
Consumer & other	5,689	—	—	—	—	5,689
Total	$322,108	$52,221	$79,927	$22,822	$—	$477,078

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

The following table summarizes the activity related to the covered OREO for the three and nine months ended September 30, 2013 and 2012:

(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Balance, beginning of period	$3,484	$9,191	$10,374	$19,491
Additions to covered OREO	—	1,881	2,554	3,227
Dispositions of covered OREO	(480)	(2,192)	(9,245)	(10,492)
Valuation adjustments in the period	(24)	(769)	(703)	(4,115)
Balance, end of period	$2,980	$8,111	$2,980	$8,111

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

The following table summarizes the activity related to the FDIC indemnification asset for each respective acquired portfolio for the three and nine months ended September 30, 2013 and 2012:

(in thousands)

	Three months ended September 30, 2013
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$11,648	$10,467	$14,148	$36,263
Change in FDIC indemnification asset	(3,661)	(707)	(2,106)	(6,474)
Transfers to due from FDIC and other	(227)	(37)	(98)	(362)
Balance, end of period	$7,760	$9,723	$11,944	$29,427

	Three months ended September 30, 2012
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$22,301	$20,571	$25,933	$68,805
Change in FDIC indemnification asset	(1,731)	(2,887)	(141)	(4,759)
Transfers to due from FDIC and other	(1,215)	(944)	(1,381)	(3,540)
Balance, end of period	$19,355	$16,740	$24,411	$60,506

(in thousands)

	Nine months ended September 30, 2013
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$14,876	$15,110	$22,812	$52,798
Change in FDIC indemnification asset	(6,359)	(4,479)	(9,003)	(19,841)
Transfers to due from FDIC and other	(757)	(908)	(1,865)	(3,530)
Balance, end of period	$7,760	$9,723	$11,944	$29,427

	Nine months ended September 30, 2012
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$28,547	$28,272	$34,270	$91,089
Change in FDIC indemnification asset	(5,830)	(5,803)	989	(10,644)
Transfers to due from FDIC and other	(3,362)	(5,729)	(10,848)	(19,939)
Balance, end of period	$19,355	$16,740	$24,411	$60,506

Note 7 – Mortgage Servicing Rights

The following table presents the changes in the Company’s mortgage servicing rights (“MSR”) for the three and nine months ended September 30, 2013 and 2012:

(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Balance, beginning of period	$38,192	$22,513	$27,428	$18,184
Additions for new mortgage servicing rights capitalized	4,072	5,642	15,182	11,923
Changes in fair value:
Due to changes in model inputs or assumptions(1)	3,406	(2,770)	3,739	(3,833)
Other(2)	(3,817)	(896)	(4,496)	(1,785)
Balance, end of period	$41,853	$24,489	$41,853	$24,489

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our serviced loan portfolio as of September 30, 2013 and December 31, 2012 is as follows:

(dollars in thousands)

	September 30, 2013	December 31, 2012
Balance of loans serviced for others	$4,195,759	$3,162,080
MSR as a percentage of serviced loans	1.00%	0.87%

The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in mortgage banking revenue on the Condensed Consolidated Statements of Income, was $2.7 million and $7.5 million for the three and nine months ended September 30, 2013, as compared to $1.7 million and $4.6 million for the three and nine months ended September 30, 2012.

Key assumptions used in measuring the fair value of MSR as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
Constant prepayment rate	16.04%	21.39%
Discount rate	8.69%	8.65%
Weighted average life (years)	4.9	4.7

A sensitivity analysis of the current fair value to changes in discount and prepayment speed assumptions as of September 30, 2013 and December 31, 2012 is as follows:

	September 30, 2013	December 31, 2012
Constant prepayment rate
Effect on fair value of a 10% adverse change	$(2,232)	$(1,445)
Effect on fair value of a 20% adverse change	$(4,268)	$(2,754)

Discount rate
Effect on fair value of a 100 basis point adverse change	$(1,561)	$(889)
Effect on fair value of a 200 basis point adverse change	$(3,017)	$(1,720)

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

Note 8 – Non-covered Other Real Estate Owned, Net

The following table presents the changes in non-covered other real estate owned (“OREO”) for the three and nine months ended September 30, 2013 and 2012:

(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Balance, beginning of period	$13,235	$26,884	$17,138	$34,175
Additions to OREO	7,715	1,174	14,747	10,167
Dispositions of OREO	(2,690)	(7,750)	(13,188)	(19,315)
Valuation adjustments in the period	(11)	(1,044)	(448)	(5,763)
Balance, end of period	$18,249	$19,264	$18,249	$19,264

Note 9 – Junior Subordinated Debentures

Following is information about the Company’s wholly-owned trusts (“Trusts”) as of September 30, 2013:

(dollars in thousands)

		Issued	Carrying		Effective
Trust Name	Issue Date	Amount	Value (1)	Rate (2)	Rate (3)	Maturity Date	Redemption Date
AT FAIR VALUE:
Umpqua Statutory Trust II	October 2002	$20,619	$14,713	Floating (4)	5.07%	October 2032	October 2007
Umpqua Statutory Trust III	October 2002	30,928	22,276	Floating (5)	5.16%	November 2032	November 2007
Umpqua Statutory Trust IV	December 2003	10,310	6,935	Floating (6)	4.64%	January 2034	January 2009
Umpqua Statutory Trust V	December 2003	10,310	6,915	Floating (6)	4.63%	March 2034	March 2009
Umpqua Master Trust I	August 2007	41,238	22,496	Floating (7)	2.94%	September 2037	September 2012
Umpqua Master Trust IB	September 2007	20,619	13,383	Floating (8)	4.63%	December 2037	December 2012
		134,024	86,718
AT AMORTIZED COST:
HB Capital Trust I	March 2000	5,310	6,231	10.875%	8.37%	March 2030	March 2010
Humboldt Bancorp Statutory Trust I	February 2001	5,155	5,829	10.200%	8.35%	February 2031	February 2011
Humboldt Bancorp Statutory Trust II	December 2001	10,310	11,284	Floating (9)	3.04%	December 2031	December 2006
Humboldt Bancorp Statutory Trust III	September 2003	27,836	30,377	Floating (10)	2.51%	September 2033	September 2008
CIB Capital Trust	November 2002	10,310	11,142	Floating (5)	3.04%	November 2032	November 2007
Western Sierra Statutory Trust I	July 2001	6,186	6,186	Floating (11)	3.85%	July 2031	July 2006
Western Sierra Statutory Trust II	December 2001	10,310	10,310	Floating (9)	3.85%	December 2031	December 2006
Western Sierra Statutory Trust III	September 2003	10,310	10,310	Floating (12)	3.17%	September 2033	September 2008
Western Sierra Statutory Trust IV	September 2003	10,310	10,310	Floating (12)	3.17%	September 2033	September 2008
		96,037	101,979
	Total	$230,061	$188,697

(1)
Includes purchase accounting adjustments, net of accumulated amortization, for junior subordinated debentures assumed in connection with previous mergers as well as fair value adjustments related to trusts recorded at fair value.

(2)	Contractual interest rate of junior subordinated debentures.

(3)	Effective interest rate based upon the carrying value as of September 30, 2013.

(4)	Rate based on LIBOR plus 3.35%, adjusted quarterly.

(5)	Rate based on LIBOR plus 3.45%, adjusted quarterly.

(6)	Rate based on LIBOR plus 2.85%, adjusted quarterly.

(7)	Rate based on LIBOR plus 1.35%, adjusted quarterly.

(8)	Rate based on LIBOR plus 2.75%, adjusted quarterly.

(9)	Rate based on LIBOR plus 3.60%, adjusted quarterly.

(10)	Rate based on LIBOR plus 2.95%, adjusted quarterly.

(11)	Rate based on LIBOR plus 3.58%, adjusted quarterly.

(12)	Rate based on LIBOR plus 2.90%, adjusted quarterly.

The Trusts are reflected as junior subordinated debentures in the Condensed Consolidated Balance Sheets.  The common stock issued by the Trusts is recorded in other assets in the Condensed Consolidated Balance Sheets, and totaled $6.9 million at September 30, 2013 and $7.2 million at December 31, 2012.

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

Absent changes to the significant inputs utilized in the discounted cash flow model used to measure the fair value of these instruments at each reporting period, the cumulative discount for each junior subordinated debenture will reverse over time, ultimately returning the carrying values of these instruments to their notional values at their expected redemption dates, in a manner similar to the effective yield method as if these instruments were accounted for under the amortized cost method.  This will result in recognizing losses on junior subordinated debentures carried at fair value on a quarterly basis within non-interest income.  For the three and nine months ended September 30, 2013, we recorded a loss of $554,000 and $1.6 million and for the three and nine months ended September 30, 2012, we recorded a loss of $554,000 and $1.6 million resulting from the change in fair value of the junior subordinated debentures recorded at fair value. Observable activity in the junior subordinated debenture and related markets in future periods may change the effective rate used to discount these liabilities, and could result in additional fair value adjustments (gains or losses on junior subordinated debentures measured at fair value) outside the expected periodic change in fair value had the fair value assumptions remained unchanged.

On July 2, 2013, the federal banking regulators approved the final proposed rules that revise the regulatory capital rules to incorporate certain revisions by the Basel Committee on Banking Supervision to the Basel capital framework ("Basel III"). Under the final rule, consistent with Section 171 of the Dodd-Frank Act, bank holding companies with less than $15 billion assets as of December 31, 2009 will be grandfathered and may continue to include these instruments in Tier 1 capital, subject to certain restrictions. However, if an institution grows above $15 billion as a result of an acquisition (as would result from the proposed merger with Sterling), or organically grows above $15 billion and then makes an acquisition, the combined trust preferred issuances would be phased out of Tier 1 and into Tier 2 capital (75% in 2015 and 100% in 2016 and later). As the Company had less than $15 billion in assets at December 31, 2009, the Company will be able to continue to include its existing trust preferred securities, less the common stock of the Trusts, in the Company's Tier 1 capital. If the Company exceeds $15 billion in consolidated assets other than in an organic manner and these instruments no longer qualify as Tier 1 capital, it is possible the Company may accelerate redemption of the existing junior subordinated debentures.  This could result in adjustments to the fair value of these instruments including the acceleration of losses on junior subordinated debentures carried at fair value within non-interest income. The Company currently does not intend to redeem the junior subordinated debentures following the proposed merger in order to support regulatory total capital levels. At September 30, 2013, the Company's restricted core capital elements were 18.8% of total core capital, net of goodwill and any associated deferred tax liability.

Note 10 – Commitments and Contingencies

Lease Commitments — The Bank leases 159 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

Rent expense for the three and nine months ended September 30, 2013 was $4.9 million and $14.2 million and for the three and nine months ended September 30, 2012 was $4.2 million and $12.8 million. Rent expense was offset by rent income for the three and nine months ended September 30, 2013 of $148,000 and $596,000 and for the three and nine months ended September 30, 2012 of $248,000 and $856,000.

Financial Instruments with Off-Balance-Sheet Risk — The Company's financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank's business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank's commitments and contingent liabilities:

(in thousands)

As of September 30, 2013
Commitments to extend credit	$1,614,682
Commitments to extend overdrafts	$202,021
Forward sales commitments	$184,576
Commitments to originate loans held for sale	$112,421
Standby letters of credit	$49,428

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including international trade finance, commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank was not required to perform on any financial guarantees and had $116,000 in recoveries in the three and nine months ended September 30, 2013 and incurred none and $78,000 in losses in connection with standby letters of credit during the three and nine months ended September 30, 2013.  The Bank was not required to perform on any financial guarantees and incurred no losses in connection with standby letters of credit during the three and nine months ended September 30, 2012. At September 30, 2013, approximately $31.1 million of standby letters of credit expire within one year, and $18.3 million expire thereafter. Upon issuance, the Bank recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. Fees are recognized ratably over the term of the standby letter of credit. The estimated fair value of guarantees associated with standby letters of credit was $206,000 as of September 30, 2013.

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

Legal Proceedings—The Bank owns 468,659 shares of Class B common stock of Visa Inc. which are convertible into Class A common stock at a conversion ratio of 0.4206 per Class A share. As of September 30, 2013, the value of the Class A shares was $191.10 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Bank was $37.7 million as of September 30, 2013, and has not been reflected in the accompanying financial statements. The shares of Visa Inc. Class B common stock are restricted and may not be transferred. Visa member banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa Inc. may sell additional Class A shares and use the proceeds to settle litigation, thereby reducing the conversion ratio.  If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

On July 13, 2012, Visa Inc. announced that it had entered into a memorandum of understanding obligating it to enter into a settlement agreement to resolve the multi-district interchange litigation brought by the class plaintiffs in the matter styled In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, Case No. 5-MD-1720 (JG) (JO) pending in the U.S. District Court for the Eastern District of New York. The claims originally were brought by a class of U.S. retailers in 2005. The proposed settlement is subject to court approval and Visa’s share of the settlement to be paid is estimated to be approximately $4.4 billion.  However, certain trade associations and merchants are actively opposing the proposed settlement and it is unknown when or if the proposed settlement will be approved.  A fairness hearing was held on September 12, 2013 to determine if the settlement will be finally approved. It is not known when the Court will issue an order related to the motion for final approval of the settlement. The effect of this proposed settlement on the value of the Bank’s Class B common stock is unknown at this time.

In the ordinary course of business, various claims and lawsuits are brought by and against the Company and its subsidiaries, including the Bank and Umpqua Investments. In the opinion of management, there is no pending or threatened proceeding in which an adverse decision could result in a material adverse change in the Company's consolidated financial condition or results of operations.

Concentrations of Credit Risk— The Bank grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington, California, and Nevada. In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 75% and 79% of the Bank’s non-covered loan and lease portfolio at September 30, 2013 and December 31, 2012.  Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary market areas in particular, could have an adverse impact on the repayment of these loans.  Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments.  Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position.  There were no counterparty default losses on forward contracts in the three and nine months ended September 30, 2013 and 2012.  Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At September 30, 2013, the Bank had commitments to originate mortgage loans held for sale totaling $112.4 million and forward sales commitments of $184.6 million.

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

The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of September 30, 2013, the Bank had 239 interest rate swaps with an aggregate notional amount of $1.2 billion related to this program.

In connection with the interest rate swap program with commercial customers, the Bank has agreements with its derivative counterparties that contain a provision where if the Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Bank could also be declared in default on its derivative obligations. The Bank also has agreements with its derivative counterparties that contain a provision where if the Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations under the agreements. Similarly, the Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as if the Bank were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels. If the Bank had breached any of these provisions at September 30, 2013, it could have been required to settle its obligations under the agreements at the termination value.

As of September 30, 2013, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $12.0 million.  The Bank has collateral posting requirements for initial or variation margins with its clearing members and clearing houses and has been required to post collateral against its obligations under these agreements of $10.4 million as of September 30, 2013.  The Bank also has minimum collateral posting thresholds with certain of its derivative counterparties, and has been required to post collateral against its obligations under these agreements of $3.3 million as of September 30, 2013.

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

As of September 30, 2013, the net CVA increased the settlement values of the Bank’s net derivative assets by $1.2 million. During the three and nine months ended September 30, 2013, the Bank recognized a loss of $0.7 million and a gain of $1.1 million, and during the three and nine months ended September 30, 2012, the Bank recognized a loss of $235,000 and $352,000, respectively related to credit valuation adjustments on nonhedge derivative instruments, which is included in noninterest income. Various factors impact changes in the CVA over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

The following tables summarize the types of derivatives, separately by assets and liabilities, their locations on the Condensed Consolidated Balance Sheets, and the fair values of such derivatives as of September 30, 2013 and December 31, 2012:

(in thousands)

		Asset Derivatives		Liability Derivatives
Derivatives not designated	Balance Sheet	September 30,	December 31,	September 30,	December 31,
as hedging instrument	Location	2013	2012	2013	2012
Interest rate lock commitments	Other assets/Other liabilities	$3,008	$1,496	$—	$18
Interest rate forward sales commitments	Other assets/Other liabilities	—	133	3,784	905
Interest rate swaps	Other assets/Other liabilities	14,477	22,213	13,211	22,048
Total		$17,485	$23,842	$16,995	$22,971

The following table summarizes the types of derivatives, their locations within the Condensed Consolidated Statements of Income, and the gains (losses) recorded during the three and nine months ended September 30, 2013 and 2012:

(in thousands)

		Three months ended		Nine months ended
Derivatives not designated	Income Statement	September 30,		September 30,
as hedging instrument	Location	2013	2012	2013	2012
Interest rate lock commitments	Mortgage banking revenue	$2,370	$1,680	$1,530	$2,216
Interest rate forward sales commitments	Mortgage banking revenue	(3,239)	(11,695)	11,508	(21,504)
Interest rate swaps	Other income	(738)	(235)	1,101	(352)
Total		$(1,607)	$(10,250)	$14,139	$(19,640)

The following table summarizes the offsetting derivatives assets that have a right of offset as of September 30, 2013 and December 31, 2012:

(in thousands)

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/Liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
September 30, 2013
Derivative Assets
Interest rate swaps	$14,477	$—	$14,477	$(3,503)	$—	$10,974
Derivative Liabilities
Interest rate swaps	$13,211	$—	$13,211	$(3,503)	$(9,708)	$—

December 31, 2012
Derivative Assets
Interest rate swaps	$22,213	$—	$22,213	$(16)	$—	$22,197
Derivative Liabilities
Interest rate swaps	$22,048	$—	$22,048	$(16)	$(22,032)	$—

Note 12 – Shareholders’ Equity

Stock-Based Compensation

The compensation cost related to stock options, restricted stock and restricted stock units (included in salaries and employee benefits) was $1.3 million and $3.5 million for the three and nine months ended September 30, 2013 as compared to $1.0 million and $3.0 million for the three and nine months ended September 30, 2012. The total income tax benefit recognized related to stock-based compensation was $524,000 and $1.4 million for the three and nine months ended September 30, 2013 as compared to $415,000 and $1.2 million for the three and nine months ended September 30, 2012.

The following table summarizes information about stock option activity for the nine months ended September 30, 2013:

(in thousands, except per share data)

	Nine months ended September 30, 2013
			Weighted-Avg
	Options	Weighted-Avg	Remaining Contractual	Aggregate
	Outstanding	Exercise Price	Term (Years)	Intrinsic Value
Balance, beginning of period	1,850	$15.37
Exercised	(209)	$12.02
Forfeited/expired	(348)	$17.40
Balance, end of period	1,293	$15.37	4.78	$3,873
Options exercisable, end of period	935	$16.89	3.91	$2,145

The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of options exercised during the three and nine months ended September 30, 2013 was $630,000 and $767,000 as compared to three and nine months ended September 30, 2012 of $65,000 and $82,000. During the three and nine months ended September 30, 2013, the amount of cash received from the exercise of stock options was $1.7 million and $2.5 million as compared to the three and nine months ended September 30, 2012 of $246,000 and $324,000.

The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model.  There were no stock options granted in the three and nine months ended September 30, 2013 and 2012.

The Company grants restricted stock periodically for the benefit of employees and directors. Restricted shares issued prior to 2011 generally vest on an annual basis over five years. Restricted shares issued since 2011 generally vest over a three year period, subject to time or time plus performance vesting conditions.  The following table summarizes information about nonvested restricted share activity for the nine months ended September 30, 2013:

(in thousands, except per share data)

	Nine months ended September 30, 2013
	Restricted	Weighted
	Shares	Average Grant
	Outstanding	Date Fair Value
Balance, beginning of period	763	$12.39
Granted	465	$13.06
Released	(149)	$12.19
Forfeited/expired	(83)	$11.75
Balance, end of period	996	$12.79

The total fair value of restricted shares vested and released during the three and nine months ended September 30, 2013 was $108,000 and $1.9 million as compared to the three and nine months ended September 30, 2012 of $136,000 and $1.8 million.

The Company granted restricted stock units as a part of the 2007 Long Term Incentive Plan for the benefit of certain executive officers.  Restricted stock unit grants are subject to performance-based vesting as well as other approved vesting conditions.  The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the performance and service conditions set forth in the grant agreements.  There were no restricted stock units vested and released and there were none and 35,000 restricted stock units forfeited during the three and nine months ended September 30, 2013, and 95,000 restricted stock units with a weighted average grant date fair value of $10.41 remain outstanding at September 30, 2013.

As of September 30, 2013, there was $0.9 million of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a weighted-average period of 1 year.  As of September 30, 2013, there was $7.2 million of total unrecognized compensation cost related to nonvested restricted stock which is expected to be recognized over a weighted-average period of 1.7 years. As of September 30, 2013, there was $228,000 of total unrecognized compensation cost related to nonvested restricted stock units which is expected to be recognized over a weighted-average period of 0.5 years, assuming expected performance conditions are met.

For the three and nine months ended September 30, 2013, the Company received income tax benefits of $294,000 and $1.1 million, respectively, as compared to the three and nine months ended September 30, 2012 of $79,000 and $764,000 related to the exercise of non-qualified employee stock options, disqualifying dispositions on the exercise of incentive stock options, the vesting of restricted shares and the vesting of restricted stock units. In the nine months ended September 30, 2013, the Company had net tax deficiencies (tax deficiency resulting from tax deductions less than the compensation cost recognized) of $20,000, compared to $60,000 of net tax deficiencies (tax deficiency resulting from tax deductions less than the compensation cost recognized) for the nine months ended September 30, 2012.  Only cash flows from gross excess tax benefits are classified as financing cash flows.

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

Note 13 – Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as the Oregon and California state jurisdictions.  Additionally, as a result of the FinPac acquisition, the Company will now be subject to filings in the majority of states and in Canada. The Company is no longer subject to U.S. federal or other state tax authority examinations for years before 2009, except in California for years before 2005 and for Canadian tax authority examinations for years before 2012.  During 2010, the Internal Revenue Service concluded an examination of the Company’s U.S. income tax returns through 2008.  The results of these examinations had no significant impact on the Company’s financial statements.

The Company had gross unrecognized tax benefits relating to California tax incentives of $602,000 recorded as of September 30, 2013.  If recognized, the unrecognized tax benefit would reduce the 2013 annual effective tax rate by 0.3%.  During the nine months ended September 30, 2013, the Company recognized an expense of $18,000 in interest relating to its liability for unrecognized tax benefits.  Interest expense is reported by the Company as a component of tax expense.  As of September 30, 2013, the accrued interest related to unrecognized tax benefits is $187,000.

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

The following is a computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2013 and 2012:

(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
NUMERATORS:
Net income	$23,477	$25,153	$73,091	$73,933
Less:
Dividends and undistributed earnings allocated to participating securities (1)	196	170	576	499
Net earnings available to common shareholders	$23,281	$24,983	$72,515	$73,434
DENOMINATORS:
Weighted average number of common shares outstanding - basic	111,912	111,899	111,934	111,928
Effect of potentially dilutive common shares (2)	283	252	220	231
Weighted average number of common shares outstanding - diluted	112,195	112,151	112,154	112,159
EARNINGS PER COMMON SHARE:
Basic	$0.21	$0.22	$0.65	$0.66
Diluted	$0.21	$0.22	$0.65	$0.65

(1)	Represents dividends paid and undistributed earnings allocated to nonvested restricted stock awards.

(2)	Represents the effect of the assumed exercise of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units, based on the treasury stock method.

The following table presents the weighted average outstanding securities that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive for the three and nine months ended September 30, 2013 and 2012.

(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Stock options	363	1,141	738	1,313

Note 15 – Segment Information

The Company operates three primary segments: Community Banking, Home Lending and Wealth Management. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and retail customers in its primary market areas. As of September 30, 2013, the Community Banking segment operated 206 locations throughout Oregon, California, Washington, and Nevada.

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

Summarized financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

Segment Information

(in thousands)

	Three months ended September 30, 2013
	Community	Wealth	Home
	Banking	Management	Lending	Consolidated
Interest income	$106,848	$3,746	$5,366	$115,960
Interest expense	8,359	178	614	9,151
Net interest income	98,489	3,568	4,752	106,809
Provision for non-covered loan and lease losses	3,008	—	—	3,008
(Recapture of) provision for covered loan losses	(1,904)	—	—	(1,904)
Non-interest income	6,970	4,070	15,104	26,144
Non-interest expense	81,561	4,298	9,745	95,604
Income before income taxes	22,794	3,340	10,111	36,245
Provision for income taxes	7,395	1,329	4,044	12,768
Net income	15,399	2,011	6,067	23,477
Dividends and undistributed earnings allocated
to participating securities	196	—	—	196
Net earnings available to common shareholders	$15,203	$2,011	$6,067	$23,281

	Nine months ended September 30, 2013
	Community	Wealth	Home
	Banking	Management	Lending	Consolidated
Interest income	$296,943	$10,957	$16,408	$324,308
Interest expense	26,920	551	1,946	29,417
Net interest income	270,023	10,406	14,462	294,891
Provision for non-covered loan and lease losses	12,989	—	—	12,989
(Recapture of) provision for covered loan losses	(4,744)	—	—	(4,744)
Non-interest income	19,608	11,803	63,245	94,656
Non-interest expense	225,880	12,531	30,886	269,297
Income before income taxes	55,506	9,678	46,821	112,005
Provision for income taxes	16,323	3,863	18,728	38,914
Net income	39,183	5,815	28,093	73,091
Dividends and undistributed earnings allocated
to participating securities	576	—	—	576
Net earnings available to common shareholders	$38,607	$5,815	$28,093	$72,515

(in thousands)

	Three months ended September 30, 2012
	Community	Wealth	Home
	Banking	Management	Lending	Consolidated
Interest income	$105,352	$3,235	$5,521	$114,108
Interest expense	11,137	197	734	12,068
Net interest income	94,215	3,038	4,787	102,040
Provision for non-covered loan and lease losses	7,078	—	—	7,078
Provision for covered loan losses	2,927	—	—	2,927
Non-interest income	5,805	3,370	24,504	33,679
Non-interest expense	72,947	3,743	10,284	86,974
Income before income taxes	17,068	2,665	19,007	38,740
Provision for income taxes	5,031	953	7,603	13,587
Net income	12,037	1,712	11,404	25,153
Dividends and undistributed earnings allocated
to participating securities	170	—	—	170
Net earnings available to common shareholders	$11,867	$1,712	$11,404	$24,983

	Nine months ended September 30, 2012
	Community	Wealth	Home
	Banking	Management	Lending	Consolidated
Interest income	$318,007	$10,704	$14,633	$343,344
Interest expense	35,245	694	1,998	37,937
Net interest income	282,762	10,010	12,635	305,407
Provision for non-covered loan and lease losses	16,883	—	—	16,883
Provision for covered loan losses	4,302	—	—	4,302
Non-interest income	26,178	10,220	53,444	89,842
Non-interest expense	223,939	11,423	26,244	261,606
Income before income taxes	63,816	8,807	39,835	112,458
Provision for income taxes	19,422	3,169	15,934	38,525
Net income	44,394	5,638	23,901	73,933
Dividends and undistributed earnings allocated
to participating securities	499	—	—	499
Net earnings available to common shareholders	$43,895	$5,638	$23,901	$73,434

(in thousands)

	September 30, 2013
	Community	Wealth	Home
	Banking	Management	Lending	Consolidated
Total assets	$10,799,306	$117,534	$652,457	$11,569,297
Total loans and leases (covered and non-covered)	$7,031,325	$101,934	$492,728	$7,625,987
Total deposits	$8,652,751	$363,010	$51,479	$9,067,240

(in thousands)

	December 31, 2012
	Community	Wealth	Home
	Banking	Management	Lending	Consolidated
Total assets	$10,984,996	$90,370	$720,077	$11,795,443
Total loans and leases (covered and non-covered)	$6,713,792	$74,132	$370,234	$7,158,158
Total deposits	$8,968,867	$382,033	$28,375	$9,379,275

Note 16 – Fair Value Measurement

The following table presents estimated fair values of the Company’s financial instruments as of September 30, 2013 and December 31, 2012, whether or not recognized or recorded at fair value in the Condensed Consolidated Balance Sheets:

(in thousands)

	September 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
FINANCIAL ASSETS:
Cash and cash equivalents	$697,091	$697,091	$543,787	$543,787
Trading securities	4,012	4,012	3,747	3,747
Securities available for sale	1,910,082	1,910,082	2,625,229	2,625,229
Securities held to maturity	5,766	6,030	4,541	4,732
Loans held for sale	113,993	113,993	320,132	320,132
Non-covered loans and leases, net	7,144,210	7,110,101	6,595,689	6,652,179
Covered loans, net	397,083	449,239	477,078	543,628
Restricted equity securities	31,444	31,444	33,443	33,443
Mortgage servicing rights	41,853	41,853	27,428	27,428
Bank owned life insurance assets	94,637	94,637	93,831	93,831
FDIC indemnification asset	29,427	6,980	52,798	18,714
Derivatives	17,485	17,485	23,842	23,842
Visa Class B common stock	—	35,786	—	28,385
FINANCIAL LIABILITIES:
Deposits	$9,067,240	$9,077,231	$9,379,275	$9,396,646
Securities sold under agreements to repurchase	215,310	215,310	137,075	137,075
Term debt	252,017	279,183	253,605	289,404
Junior subordinated debentures, at fair value	86,718	86,718	85,081	85,081
Junior subordinated debentures, at amortized cost	101,979	71,553	110,985	78,529
Derivatives	16,995	16,995	22,971	22,971

Fair Value of Assets and Liabilities Not Measured at Fair Value

The following table presents information about the level in the fair value hierarchy for the Company’s assets and liabilities that are not measured at fair value as of September 30, 2013 and December 31, 2012:

(in thousands)

	September 30, 2013
Description	Total	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$697,091	$697,091	$—	$—
Securities held to maturity	4,012	—	—	4,012
Non-covered loans and leases, net	7,110,101	—	—	7,110,101
Covered loans, net	449,239	—	—	449,239
Restricted equity securities	31,444	31,444	—	—
Bank owned life insurance assets	94,637	94,637	—	—
FDIC indemnification asset	6,980	—	—	6,980
Visa Class B common stock	35,786	—	—	35,786
LIABILITIES
Deposits
Non-maturity deposits	$7,434,771	$7,434,771	$—	$—
Deposits with stated maturities	1,642,460	—	1,642,460	—
Securities sold under agreements to repurchase	215,310	—	215,310	—
Term debt	279,183	—	279,183	—
Junior subordinated debentures, at amortized cost	71,553	—	—	71,553

(in thousands)

	December 31, 2012
Description	Total	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$543,787	$543,787	$—	$—
Securities held to maturity	4,732	—	—	4,732
Non-covered loans and leases, net	6,652,179	—	—	6,652,179
Covered loans, net	543,628	—	—	543,628
Restricted equity securities	33,443	33,443	—	—
Bank owned life insurance assets	93,831	93,831	—	—
FDIC indemnification asset	18,714	—	—	18,714
Visa Class B common stock	28,385	—	—	28,385
LIABILITIES
Deposits
Non-maturity deposits	$7,376,288	$7,376,288	$—	$—
Deposits with stated maturities	2,020,358	—	2,020,358	—
Securities sold under agreements to repurchase	137,075	—	137,075	—
Term debt	289,404	—	289,404	—
Junior subordinated debentures, at amortized cost	78,529	—	—	78,529

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

(in thousands)

	September 30, 2013
Description	Total	Level 1	Level 2	Level 3
Trading securities
Obligations of states and political subdivisions	$551	$—	$551	$—
Equity securities	3,364	3,364	—	—
Other investments securities(1)	97	—	97	—
Available for sale securities
U.S. Treasury and agencies	278	—	278	—
Obligations of states and political subdivisions	240,531	—	240,531	—
Residential mortgage-backed securities and
collateralized mortgage obligations	1,667,144	—	1,667,144	—
Other debt securities	134	—	134	—
Investments in mutual funds and other equity securities	1,995	—	1,995	—
Loans held for sale, at fair value	113,993		113,993
Mortgage servicing rights, at fair value	41,853	—	—	41,853
Derivatives
Interest rate lock commitments	3,008	—	—	3,008
Interest rate forward sales commitments	—	—	—	—
Interest rate swaps	14,477	—	14,477	—
Total assets measured at fair value	$2,087,425	$3,364	$2,039,200	$44,861
Junior subordinated debentures, at fair value	$86,718	$—	$—	$86,718
Derivatives
Interest rate lock commitments	—	—	—	—
Interest rate forward sales commitments	3,784	—	3,784	—
Interest rate swaps	13,211	—	13,211	—
Total liabilities measured at fair value	$103,713	$—	$16,995	$86,718

(in thousands)

	December 31, 2012
Description	Total	Level 1	Level 2	Level 3
Trading securities
Obligations of states and political subdivisions	$1,216	$—	$1,216	$—
Equity securities	2,408	2,408	—	—
Other investments securities(1)	123	—	123	—
Available for sale securities
U.S. Treasury and agencies	45,820	—	45,820	—
Obligations of states and political subdivisions	263,725	—	263,725	—
Residential mortgage-backed securities and
collateralized mortgage obligations	2,313,376	—	2,313,376	—
Other debt securities	222	—	222	—
Investments in mutual funds and other equity securities	2,086	—	2,086	—
Loans held for sale, at fair value	320,132		320,132
Mortgage servicing rights, at fair value	27,428	—	—	27,428
Derivatives
Interest rate lock commitments	1,496	—	—	1,496
Interest rate forward sales commitments	133	—	133	—
Interest rate swaps	22,213	—	22,213	—
Total assets measured at fair value	$3,000,378	$2,408	$2,969,046	$28,924
Junior subordinated debentures, at fair value	$85,081	$—	$—	$85,081
Derivatives
Interest rate lock commitments	18	—	—	18
Interest rate forward sales commitments	905	—	905	—
Interest rate swaps	22,048	—	22,048	—
Total liabilities measured at fair value	$108,052	$—	$22,953	$85,099

(1)	Principally represents U.S. Treasury and agencies or residential mortgage-backed securities issued or guaranteed by governmental agencies.

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

Covered Loans – Covered loans are initially measured at their estimated fair value on their date of acquisition as described in Note 6. Subsequent to acquisition, the fair value of covered loans is measured using the same methodology as that of non-covered loans.

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

Derivative Instruments - The fair value of the interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate.  The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. The fair value of the interest rate swaps is determined using a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the CVA associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2013, the Bank has assessed the significance of the impact of the CVA on the overall valuation of its interest rate swap positions and has determined that the CVA are not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at September 30, 2013:

(in thousands)

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average (Range)
Mortgage servicing rights	Discounted cash flow
		Constant Prepayment Rate	16.04%
		Discount Rate	8.69%
Interest rate lock commitment	Internal Pricing Model
		Pull-through rate	73.9%
Junior subordinated debentures	Discounted cash flow
		Credit Spread	6.21%

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

Management believes that the credit risk adjusted spread utilized in the fair value measurement of the junior subordinated debentures carried at fair value is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt, and not as a result of changes to our entity-specific credit risk. The widening of the credit risk adjusted spread above the Company’s contractual spreads has primarily contributed to the positive fair value adjustments.  Future contractions in the credit risk adjusted spread relative to the spread currently utilized to measure the Company’s junior subordinated debentures at fair value as of September 30, 2013, or the passage of time, will result in negative fair value adjustments.  Generally, an increase in the credit risk adjusted spread and/or a decrease in the three month LIBOR swap curve will result in positive fair value adjustments (and decrease the fair value measurement).  Conversely, a decrease in the credit risk adjusted spread and/or an increase in the three month LIBOR swap curve will result in negative fair value adjustments (and increase the fair value measurement).

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2013 and 2012.

(in thousands)

Three months ended September 30,	Beginning Balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending Balance	Net change in unrealized gains or (losses) relating to items held at end of period
2013
Mortgage servicing rights	$38,192	$(411)	$4,072	$—	$41,853	$746
Interest rate lock commitment	638	(638)	17,695	(14,687)	3,008	3,008
Junior subordinated debentures	86,159	1,533	—	(974)	86,718	1,533

2012
Mortgage servicing rights	$22,513	$(3,666)	$5,642	$—	$24,489	$(2,720)
Interest rate lock commitment	2,286	(2,286)	37,494	(33,528)	3,966	3,966
Junior subordinated debentures	83,993	1,592	—	(1,047)	84,538	1,592

(in thousands)

Nine months ended September 30,	Beginning Balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending Balance	Net change in unrealized gains or (losses) relating to items held at end of period
2013
Mortgage servicing rights	$27,428	$(757)	$15,182	$—	$41,853	$(755)
Interest rate lock commitment	1,478	(1,478)	52,192	(49,184)	3,008	3,008
Junior subordinated debentures	85,081	4,563	—	(2,926)	86,718	4,563

2012
Mortgage servicing rights	$18,184	$(5,618)	$11,923	$—	$24,489	$(2,570)
Interest rate lock commitment	1,749	(1,749)	70,806	(66,840)	3,966	3,966
Junior subordinated debentures	82,905	4,780	—	(3,147)	84,538	4,780

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

(in thousands)

	September 30, 2013
	Total	Level 1	Level 2	Level 3
Non-covered loans and leases	$18,759	$—	$—	$18,759
Non-covered other real estate owned	81	—	—	81
Covered other real estate owned	2,778	—	—	2,778
	$21,618	$—	$—	$21,618

(in thousands)

	December 31, 2012
	Total	Level 1	Level 2	Level 3
Investment securities, held to maturity
Residential mortgage-backed securities
and collateralized mortgage obligations	$432	$—	$—	$432
Non-covered loans and leases	34,007	—	—	34,007
Non-covered other real estate owned	4,671	—	—	4,671
Covered other real estate owned	8,957	—	—	8,957
	$48,067	$—	$—	$48,067

The following table presents the losses resulting from nonrecurring fair value adjustments for the three and nine months ended September 30, 2013 and 2012:

(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Non-covered loans and leases	$5,663	$6,390	$18,126	$29,230
Non-covered other real estate owned	11	1,044	448	5,763
Covered other real estate owned	24	769	704	4,115
Total loss from nonrecurring measurements	$5,698	$8,203	$19,278	$39,108

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

Fair Value Option
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale accounted for under the fair value option as of September 30, 2013 and December 31, 2012:

(in thousands)

	September 30, 2013			December 31, 2012
			Fair Value			Fair Value
		Aggregate	Less Aggregate		Aggregate	Less Aggregate
		Unpaid	Unpaid		Unpaid	Unpaid
	Fair	Principal	Principal	Fair	Principal	Principal
	Value	Balance	Balance	Value	Balance	Balance
Loans held for sale	$113,993	$107,720	$6,273	$320,132	$302,760	$17,372

Loans held for sale accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported as a component of mortgage banking revenue, net in the Consolidated Statements of Income. For the three and nine months ended September 30, 2013 the Company recorded a net increase of $5.7 million and a net decrease of $11.1 million, and for the three and nine months ended September 30, 2012, the Company recorded a net increase of $5.3 million and $11.3 million, respectively, representing the change in fair value reflected in earnings.

There were no nonaccrual mortgage loans held for sale or mortgage loans held for sale 90 days or more past due and still accruing interest as of September 30, 2013 and December 31, 2012, respectively.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. These statements may include statements that expressly or implicitly predict future results, performance or events. Statements other than statements of historical fact are forward-looking statements. You can find many of these statements by looking for words such as “anticipates,” “expects,” “believes,” “estimates” and “intends” and words or phrases of similar meaning. We make forward-looking statements regarding projected sources of funds, use of proceeds, availability of acquisition and growth opportunities, dividends, adequacy of our allowance for loan and lease losses, reserve for unfunded commitments and provision for loan and lease losses, performance of troubled debt restructurings, our commercial real estate portfolio and subsequent charge-offs, our covered loan portfolio and the FDIC indemnification asset, the benefits of the FinPac acquisition, and the proposed Merger with Sterling. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Risks and uncertainties include those set forth in our filings with the Securities and Exchange Commission (the "SEC") and the following factors that might cause actual results to differ materially from those presented:

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

•
the possibility that the proposed Merger with Sterling does not close when expected or at all because required regulatory, shareholder or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all;

•	the effect on the trading price of our stock if the Merger with Sterling is not completed;

•
benefits from the Merger may not be fully realized or may take longer to realize than expected, including as a result of changes in general economic and market conditions, interest rates, monetary policy, laws and regulations and their enforcement, and the degree of competition in the geographic and business areas in which we operate;

•	Sterling’s business may not be integrated into Umpqua’s successfully, or such integration may take longer to accomplish than expected;

•	the anticipated growth opportunities and cost savings from the Merger may not be fully realized or may take longer to realize than expected;

•	operating costs, customer losses and business disruption following the Merger, including adverse developments in relationships with employees, may be greater than expected; and

•	management time and effort will be diverted to the resolution of Merger-related issues.
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

Headquartered in Roseburg, Oregon, the Bank is considered one of the most innovative community banks in the United States and has implemented a variety of retail marketing strategies to increase revenue and differentiate the company from its competition. The Bank combines a high touch customer experience with the sophisticated products and expertise of a commercial bank. The Bank provides a wide range of banking, wealth management, mortgage and other financial services to corporate, institutional and individual customers. The Bank also owns Financial Pacific Leasing, a national business-essential commercial equipment leasing company.

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

Executive Overview

Significant items for the three and nine months ended September 30, 2013 were as follows:

•
Net earnings available to common shareholders per diluted common share were $0.21 and $0.65 for the three and nine months ended September 30, 2013, as compared to $0.22 and $0.65 for the three and nine months ended September 30, 2012.  Operating earnings per diluted common share, defined as earnings available to common shareholders before net gains or losses on junior subordinated debentures carried at fair value, net of tax and merger related expenses, net of tax, divided by the same diluted share total used in determining diluted earnings per common share, were $0.24 and $0.69 for the three and nine months ended September 30, 2013, as compared to operating income per diluted common share of $0.23 and $0.67 for the three and nine months ended September 30, 2012.  Operating income per diluted share is considered a “non-GAAP” financial measure.  More information regarding this measurement and reconciliation to the comparable GAAP measurement is provided under the heading Results of Operations - Overview below.

•
Net interest margin, on a tax equivalent basis was 4.22% and 3.91% for the three and nine months ended September 30, 2013, compared to 3.98% and 4.04% for the three and nine months ended September 30, 2012.  The increase in net interest margin for the three months ended September 30, 2013 is primarily attributable to the high yielding coupon characteristics of the lease portfolio from the acquired operations of FinPac during the quarter. The decrease in net interest margin for the nine months ended September 30, 2013 resulted from the decline in non-covered loan and lease yields, the decline in investment yields, an increase in interest bearing cash, the decrease in average investment balances and in average covered loan balances, partially offset by the increase in average non-covered loans and leases outstanding and the decrease in the cost of interest bearing deposits. Excluding the impact of loan disposal gains from the covered loan portfolio and interest and fee reversals on non-accrual loans, our adjusted net interest margin was 4.16% and 3.81% for the three and nine months ended September 30, 2013, as compared to adjusted net interest margin of 3.76% and 3.90% for the three and nine months ended September 30, 2012. Adjusted net interest margin is considered a “non-GAAP” financial measure. More information regarding this measurement and reconciliation to the comparable GAAP measurement is provided under the heading Results of Operations - Overview below.

•
The provision for non-covered loan and lease losses was $3.0 million and $13.0 million for the three and nine months ended September 30, 2013, as compared to the $7.1 million and $16.9 million recognized for the three and nine months ended September 30, 2012. This resulted primarily from a decrease in net charge-offs as a result of continued reduction of non-performing loans.

•
Mortgage banking revenue was $15.1 million and $62.9 million for the three and nine months ended September 30, 2013, compared to $24.3 million and $53.1 million for the three and nine months ended September 30, 2012.  Closed mortgage volume decreased 25% in the three months ended September 30, 2013, compared to the prior year same period, due to increasing mortgage rates. Closed mortgage volume increased 4% in the nine months ended September 30, 2013 compared to the prior year same period, due to increased purchase and refinancing activity.

•
Total gross non-covered loans and leases were $7.2 billion as of September 30, 2013, an increase of $547.8 million, or 8.2%, as compared to December 31, 2012.  This increase is attributable to increased commercial real estate and residential mortgage production during the year as well as the acquired FinPac lease portfolio.

•
Total deposits were $9.1 billion as of September 30, 2013, a decrease of $312.0 million, or 3.3%, as compared to December 31, 2012.  The decline resulted primarily from the transfer of balances to securities sold under agreements to repurchase and from anticipated run-off of higher priced money market, time and public deposits.

•	Total consolidated assets were $11.6 billion as of September 30, 2013, compared to $11.8 billion at December 31, 2012.

•
Non-covered, non-performing assets decreased to $63.0 million, or 0.54% of total assets, as of September 30, 2013, as compared to $88.1 million, or 0.75% of total assets, as of December 31, 2012.  Non-covered, non-performing loans decreased to $44.7 million, or 0.62% of total non-covered loans, as of September 30, 2013, as compared to $71.0 million, or 1.06% of total non-covered loans as of December 31, 2012.  Non-accrual loans have been written-down to their estimated net realizable values.

•
Net charge-offs on non-covered loans were $4.2 million for the three months ended September 30, 2013, or 0.23% of average non-covered loans and leases (annualized), as compared to net charge-offs of $5.9 million, or 0.38% of average non-covered loans and leases (annualized), for the three months ended September 30, 2012.  Net charge-offs on non-covered loans were $13.7 million for the nine months ended September 30, 2013, or 0.26% of average non-covered loans and leases (annualized), as compared to net charge-offs of $25.1 million, or 0.55% of average non-covered loans and leases (annualized), for the nine months ended September 30, 2012.

•
Total risk based capital decreased to 14.7% as of September 30, 2013, compared to 16.5% as of December 31, 2012, due to the increase in risk-weighted assets as compared to December 31, 2012, as a result of the FinPac acquisition and organic loan growth.

•	Cash dividends declared in the third quarter of 2013 were $0.15 per common share, compared to cash dividends declared in the third quarter of 2012 of $0.09 per common share.

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

Management believes that the ALLL was adequate as of September 30, 2013. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 75% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses.

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

Valuation of Goodwill and Intangible Assets

At September 30, 2013, we had $778.1 million in goodwill and other intangible assets as a result of business combinations. Goodwill and other intangible assets with indefinite lives are not amortized but instead are periodically tested for impairment. Management performs an impairment analysis for the intangible assets with indefinite lives on an annual basis as of December 31.  Additionally, goodwill and other intangible assets with indefinite lives are evaluated on an interim basis when events or circumstance indicate impairment potentially exists.  The impairment analysis requires management to make subjective judgments. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures, technology, changes in discount rates and specific industry and market conditions. There can be no assurance that changes in circumstances, estimates or assumption may result in additional impairment of all, or some portion of, goodwill.

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
In July 2013, the FASB issued ASU No. 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. ASU No. 2013-10 permits the use of the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge account purposes. The amendment is effective prospectively for qualifying new or redesiginated hedging relationships entered into on or after July 17, 2013. The adoption of ASU No. 2013-10 did not have a material impact on the Company's consolidated financial statements.
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
Results of Operations

Overview

For the three months ended September 30, 2013, net earnings available to common shareholders were $23.3 million, or $0.21 per diluted common share, as compared to net earnings available to common shareholders of $25.0 million, or $0.22 per diluted common share for the three months ended September 30, 2012.  For the nine months ended September 30, 2013, net earnings available to common shareholders were $72.5 million, or $0.65 per diluted common share, as compared to net earnings available to common shareholders of $73.4 million, or $0.65 per diluted common share for the nine months ended September 30, 2012. The decrease in net earnings for the three months ended September 30, 2013 compared to the same period of the prior year is principally attributable to decreased non-interest income and increased non-interest expense, partially offset by increased net interest income and decreased provision for loan and lease losses. The decrease in net earnings for the nine months ended September 30, 2013 compared to the same period of the prior year is principally attributable to decreased net interest income and increased non-interest expense, partially offset by increased non-interest income and decreased provision for loan and lease losses.

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

The following table provides the reconciliation of earnings available to common shareholders (GAAP) to operating earnings (non-GAAP), and earnings per diluted common share (GAAP) to operating earnings per diluted share (non-GAAP) for the three and nine months ended September 30, 2013 and 2012:

Reconciliation of Net Earnings Available to Common Shareholders to Operating Earnings
(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net earnings available to common shareholders	$23,281	$24,983	$72,515	$73,434
Adjustments:
Net loss on junior subordinated debentures carried at fair value, net of tax	332	332	986	989
Merger-related expenses, net of tax	2,914	51	4,318	203
Operating earnings	$26,527	$25,366	$77,819	$74,626
Per diluted share:
Net earnings available to common shareholders	$0.21	$0.22	$0.65	$0.65
Adjustments:
Net loss on junior subordinated debentures carried at fair value, net of tax	—	0.01	0.01	0.02
Merger-related expenses, net of tax	0.03	—	0.03	—
Operating earnings	$0.24	$0.23	$0.69	$0.67

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

The following table presents a reconciliation of net interest income to adjusted net interest income and net interest margin to adjusted net interest margin for the three and nine months ended September 30, 2013 and 2012:

Reconciliation of Net Interest Income to Adjusted Net Interest Income and Net Interest Margin to Adjusted Net Interest Margin

(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net interest income - tax equivalent basis (1)	$107,946	$103,204	$298,351	$308,875
Adjustments:
Interest and fee reversals on non-accrual loans	203	174	1,321	1,137
Covered loan disposal gains	(1,836)	(5,859)	(9,227)	(11,572)
Adjusted net interest income - tax equivalent basis (1)	$106,313	$97,519	$290,445	$298,440
Average interest earning assets	$10,136,677	$10,313,397	$10,201,559	$10,210,094
Net interest margin - consolidated (1)	4.22%	3.98%	3.91%	4.04%
Adjusted net interest margin - consolidated (1)	4.16%	3.76%	3.81%	3.90%

(1)
Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1.1 million and $1.2 million for the three months ended September 30, 2013 and 2012, respectively, and $3.5 million and $3.5 million for the nine months ended September 30, 2013 and 2012, respectively.

The following table presents the returns on average assets, average common shareholders' equity and average tangible common shareholders' equity for the three and nine months ended September 30, 2013 and 2012. For each of the periods presented, the table includes the calculated ratios based on reported net earnings available to common shareholders and operating income as shown in the table above. Our return on average common shareholders' equity is negatively impacted as the result of capital required to support goodwill. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger and acquisition-related intangible assets, we believe it beneficial to also consider the return on average tangible common shareholders' equity. The return on average tangible common shareholders' equity is calculated by dividing net earnings available to common shareholders by average shareholders' common equity less average goodwill and intangible assets, net (excluding MSRs). The return on average tangible common shareholders' equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders' equity.

Return on Average Assets, Common Shareholders' Equity and Tangible Common Shareholders' Equity

(dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Returns on average assets:
Net earnings available to common shareholders	0.81%	0.86%	0.85%	0.86%
Operating earnings	0.92%	0.87%	0.91%	0.87%
Returns on average common shareholders' equity:
Net earnings available to common shareholders	5.36%	5.81%	5.61%	5.79%
Operating earnings	6.11%	5.90%	6.02%	5.88%
Returns on average tangible common shareholders' equity:
Net earnings available to common shareholders	9.79%	9.60%	9.59%	9.62%
Operating earnings	11.15%	9.75%	10.29%	9.78%
Calculation of average common tangible shareholders' equity:
Average common shareholders' equity	$1,722,881	$1,709,270	$1,727,229	$1,694,706
Less: average goodwill and other intangible assets, net	(779,294)	(674,122)	(716,137)	(675,311)
Average tangible common shareholders' equity	$943,587	$1,035,148	$1,011,092	$1,019,395

Additionally, management believes tangible common equity and the tangible common equity ratio are meaningful measures of capital adequacy. Umpqua believes the exclusion of certain intangible assets in the computation of tangible common equity and tangible common equity ratio provides a meaningful base for period-to-period and company-to-company comparisons, which management believes will assist investors in analyzing the operating results and capital of the Company.  Tangible common equity is calculated as total shareholders' equity less goodwill and other intangible assets, net (excluding MSRs).  In addition, tangible assets are total assets less goodwill and other intangible assets, net (excluding MSRs).  The tangible common equity ratio is calculated as tangible common shareholders’ equity divided by tangible assets. The tangible common equity and tangible common equity ratio is considered a non-GAAP financial measure and should be viewed in conjunction with the total shareholders’ equity and the total shareholders’ equity ratio. The following table provides a reconciliation of ending shareholders’ equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of September 30, 2013 and December 31, 2012:

Reconciliations of Total Shareholders' Equity to Tangible Common Shareholders' Equity and Total Assets to Tangible Assets

(dollars in thousands)

	September 30,	December 31,
	2013	2012
Total shareholders' equity	$1,725,995	$1,724,039
Subtract:
Goodwill and other intangible assets, net	778,094	685,331
Tangible common shareholders' equity	$947,901	$1,038,708
Total assets	$11,569,297	$11,795,443
Subtract:
Goodwill and other intangible assets, net	778,094	685,331
Tangible assets	$10,791,203	$11,110,112
Tangible common equity ratio	8.78%	9.35%

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited.  Although we believe these non-GAAP financial measure are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

Net Interest Income

Net interest income is the largest source of our operating income. Net interest income for the three months ended September 30, 2013 was $106.8 million, an increase of $4.8 million or 4.7% compared to the same period in 2012. Net interest income for the nine months ended September 30, 2013 was $294.9 million, a decrease of $10.5 million or 3.4% compared to the same period in 2012. The results for the three months ended September 30, 2013 as compared to the same period in 2012 are attributable to an increase in average non-covered loans and leases, a decrease in average interest-bearing liabilities and an increase in net interest margin, partially offset by a decrease in outstanding average covered loans and investment securities.   The results for the nine months ended September 30, 2013 as compared to the same period in 2012 are attributable to a decrease in outstanding average covered loans and investment securities, and a decrease in net interest margin, partially offset by an increase in average non-covered loans and leases and a decrease in average interest-bearing liabilities.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax equivalent basis was 4.22% for the three months ended September 30, 2013, a increase of 24 basis points as compared to the same period in 2012.  The net interest margin on a fully tax equivalent basis was 3.91% for the nine months ended September 30, 2013, a decrease of 13 basis points as compared to the same period in 2012. The increase in net interest margin for the three months ended September 30, 2013 as compared to the same period in the prior year primarily resulted from an increase in average non-covered loans and leases outstanding, the high yielding coupon characteristics of the lease portfolio from the acquired operations of FinPac, a decline in the cost of interest-bearing deposits, and a decrease in average interest-bearing liabilities, partially offset by a decline in non-covered loan and lease yields (excluding the impact of the FinPac acquired lease portfolio), the decrease in average covered loans outstanding, a decline in investment yields, and a decrease in loan disposal gains from the covered loan portfolio.  The decrease in net interest margin for the nine months ended September 30, 2013 as compared to the same period in the prior year primarily resulted from a decline in non-covered loan yields, the decrease in average covered loans outstanding, a decline in investment yields, a decrease in loan disposal gains from the covered loan portfolio, and an increase in average interest bearing cash, partially offset by an increase in average non-covered loans and leases outstanding, a decline in the cost of interest-bearing deposits, and a decrease in average interest-bearing liabilities.

Loan disposal related activities within the covered loan portfolio, either through loans being paid off in full or transferred to other real estate owned (“OREO”), result in gains within covered loan interest income to the extent assets received in satisfaction of debt (such as cash or the net realizable value of OREO received) exceeds the allocated carrying value of the loan disposed of from the pool.  Loan disposal activities contributed $1.8 million of interest income for the three months ended September 30, 2013 compared to $5.9 million of interest income during the three months ended September 30, 2012.  Loan disposal activities contributed $9.2 million of interest income for the nine months ended September 30, 2013 compared to $11.6 million of interest income during the nine months ended September 30, 2012.

Net interest income for the three and nine months ended September 30, 2013 was negatively impacted by the $0.2 million and $1.3 million reversal of interest and fee income on non-covered, non-accrual loans, as compared to the $0.2 million and $1.1 million reversal of interest and fee income during the three and nine months ended September 30, 2012.  Excluding the impact of covered loan disposal gains and interest and fee income reversals on non-covered, non-accrual loans, tax equivalent net interest margin would have been 4.16% and 3.81% for the three and nine months ended September 30, 2013 and 3.76% and 3.90% for the three and nine months ended September 30, 2012.

Adding to the increase in net interest margin in the current quarter as compared to the same period of the prior year is the continued reduction of the cost of interest-bearing liabilities, specifically interest-bearing deposits.  The total cost of interest-bearing deposits for the three and nine months ended September 30, 2013 was 0.29% and 0.33%, representing a 14 and 13 basis point decrease compared to the three and nine months ended September 30, 2012.

Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds. The following tables present condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three and nine months ended September 30, 2013 and 2012:

Average Rates and Balances
(dollars in thousands)

	Three months ended			Three months ended
	September 30, 2013			September 30, 2012
		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	Expense	Rates	Balance	Expense	Rates
INTEREST-EARNING ASSETS:
Non-covered loans and leases (1)	$7,265,014	$93,706	5.12%	$6,375,998	$78,090	4.87%
Covered loans, net	402,403	11,837	11.67%	535,816	20,325	15.09%
Taxable securities	1,788,567	7,933	1.77%	2,630,018	13,060	1.99%
Non-taxable securities (2)	237,545	3,337	5.62%	262,323	3,466	5.28%
Temporary investments and interest-bearing deposits	443,148	284	0.25%	509,242	331	0.26%
Total interest earning assets	10,136,677	117,097	4.58%	10,313,397	115,272	4.45%
Allowance for non-covered loan and lease losses	(86,246)			(83,331)
Other assets	1,410,298			1,328,835
Total assets	$11,460,729			$11,558,901
INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	$4,958,954	$1,123	0.09%	$4,996,353	$2,354	0.19%
Time deposits	1,732,625	3,722	0.85%	2,090,269	5,269	1.00%
Federal funds purchased and repurchase agreements	188,367	35	0.07%	149,255	73	0.19%
Term debt	252,412	2,338	3.67%	254,349	2,335	3.65%
Junior subordinated debentures	188,102	1,933	4.08%	186,313	2,037	4.35%
Total interest-bearing liabilities	7,320,460	9,151	0.50%	7,676,539	12,068	0.63%
Non-interest-bearing deposits	2,317,932			2,075,097
Other liabilities	99,456			97,995
Total liabilities	9,737,848			9,849,631
Common equity	1,722,881			1,709,270
Total liabilities and shareholders' equity	$11,460,729			$11,558,901
NET INTEREST INCOME		$107,946			$103,204
NET INTEREST SPREAD			4.08%			3.82%
AVERAGE YIELD ON EARNING ASSETS (1), (2)			4.58%			4.45%
INTEREST EXPENSE TO EARNING ASSETS			0.36%			0.47%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			4.22%			3.98%

(1)	Non-covered non-accrual loans, leases, and mortgage loans held for sale are included in the average balance.

(2)
Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1.1 million and $1.2 million for the three months ended September 30, 2013 and 2012, respectively.

	Nine months ended			Nine months ended
	September 30, 2013			September 30, 2012
		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	Expense	Rates	Balance	Expense	Rates
INTEREST-EARNING ASSETS:
Non-covered loans and leases (1)	$6,988,343	$250,685	4.80%	$6,200,326	$233,386	5.03%
Covered loans, net	429,909	41,167	12.80%	572,481	54,603	12.74%
Taxable securities	2,049,630	24,794	1.61%	2,791,915	47,749	2.28%
Non-taxable securities (2)	250,535	10,185	5.42%	256,510	10,338	5.37%
Temporary investments and interest bearing deposits	483,142	937	0.26%	388,862	736	0.25%
Total interest earning assets	10,201,559	327,768	4.30%	10,210,094	346,812	4.54%
Allowance for non-covered loan and lease losses	(85,758)			(86,999)
Other assets	1,352,547			1,330,749
Total assets	$11,468,348			$11,453,844
INTEREST-BEARING LIABILITIES:
Interest bearing checking and savings accounts	$4,941,582	$3,581	0.10%	$4,989,233	$7,815	0.21%
Time deposits	1,868,414	13,006	0.93%	2,139,476	16,822	1.05%
Federal funds purchased and repurchase agreements	162,170	99	0.08%	136,593	232	0.23%
Term debt	252,826	6,916	3.66%	254,862	6,944	3.64%
Junior subordinated debentures	189,457	5,815	4.10%	185,819	6,124	4.40%
Total interest-bearing liabilities	7,414,449	29,417	0.53%	7,705,983	37,937	0.66%
Non-interest-bearing deposits	2,228,530			1,968,153
Other liabilities	98,140			85,002
Total liabilities	9,741,119			9,759,138
Common equity	1,727,229			1,694,706
Total liabilities and shareholders' equity	$11,468,348			$11,453,844
NET INTEREST INCOME		$298,351			$308,875
NET INTEREST SPREAD			3.77%			3.88%
AVERAGE YIELD ON EARNING ASSETS (1), (2)			4.30%			4.54%
INTEREST EXPENSE TO EARNING ASSETS			0.39%			0.50%
NET INTEREST INCOME TO EARNING ASSETSOR NET INTEREST MARGIN (1), (2)			3.91%			4.04%

(1)	Non-covered non-accrual loans, leases, and mortgage loans held for sale are included in the average balance.

(2)
Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $3.5 million and $3.5 million for the nine months ended September 30, 2013 and 2012, respectively.

The following tables sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three and nine months ended September 30, 2013 as compared to the same periods in 2012. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Rate/Volume Analysis
(in thousands)

	Three months ended September 30,
	2013 compared to 2012
	Increase (decrease) in interest income
	and expense due to changes in
	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Non-covered loans and leases	$11,307	$4,309	$15,616
Covered loans	(4,463)	(4,025)	(8,488)
Taxable securities	(3,844)	(1,283)	(5,127)
Non-taxable securities (1)	(340)	211	(129)
Temporary investments and interest bearing deposits	(42)	(5)	(47)
Total (1)	2,618	(793)	1,825
INTEREST-BEARING LIABILITIES:
Interest bearing checking and savings accounts	(17)	(1,214)	(1,231)
Time deposits	(830)	(717)	(1,547)
Repurchase agreements and federal funds	15	(53)	(38)
Term debt	(18)	21	3
Junior subordinated debentures	19	(123)	(104)
Total	(831)	(2,086)	(2,917)
Net increase (decrease) in net interest income (1)	$3,449	$1,293	$4,742

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

(in thousands)

	Nine months ended September 30,
	2013 compared to 2012
	Increase (decrease) in interest income
	and expense due to changes in
	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Non-covered loans and leases	$28,644	$(11,345)	$17,299
Covered loans	(13,651)	215	(13,436)
Taxable securities	(10,926)	(12,029)	(22,955)
Non-taxable securities (1)	(242)	89	(153)
Temporary investments and interest bearing deposits	183	18	201
Total (1)	4,008	(23,052)	(19,044)
INTEREST-BEARING LIABILITIES:
Interest bearing checking and savings accounts	(74)	(4,160)	(4,234)
Time deposits	(2,003)	(1,813)	(3,816)
Repurchase agreements and federal funds	38	(171)	(133)
Term debt	(56)	28	(28)
Junior subordinated debentures	118	(427)	(309)
Total	(1,977)	(6,543)	(8,520)
Net increase (decrease) in net interest income (1)	$5,985	$(16,509)	$(10,524)

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

Provision for Loan and Lease Losses

The provision for non-covered loan and lease losses was $3.0 million and $13.0 million and for the three and nine months ended September 30, 2013, as compared to $7.1 million and $16.9 million for the same periods in 2012.  As an annualized percentage of average outstanding non-covered loans and leases, the provision for loan and lease losses recorded for the three and nine months ended September 30, 2013 was 0.17% and 0.25% as compared to 0.46% and 0.37% in the same periods in 2012.

The decrease in the provision for loan and lease losses in the three and nine months ended September 30, 2013 as compared to the same periods in 2012 is principally attributable to a decrease in net charge-offs as a result of the continued resolution of non-performing loans.

The Company recognizes the charge-off of impairment reserves on impaired loans in the period they arise for collateral dependent loans.  Therefore, the non-covered, non-accrual loans of $39.8 million as of September 30, 2013 have already been written-down to their estimated fair value, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices. Depending on the characteristics of a loan, the fair value of collateral is estimated by obtaining external appraisals.

The provision for non-covered loan and lease losses is based on management's evaluation of inherent risks in the loan portfolio and a corresponding analysis of the allowance for non-covered loan and lease losses. Additional discussion on loan quality and the allowance for non-covered loan and lease losses is provided under the heading Asset Quality and Non-Performing Assets below.

The recapture of provision for covered loan losses was $1.9 million and $4.7 million for the three and nine months ended September 30, 2013, as compared to the provision for covered loan losses of $2.9 million and $4.3 million for the same periods in 2012.  Recapture of provision results from improvements in the amount and the timing of expected cash flows on the acquired loans compared to those previously estimated and charge-offs of unpaid principal balance, as measured on a pool basis.  Provisions for covered loans are recognized subsequent to acquisition to the extent it is probable we will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition, considering both the timing and amount of those expected cash flows.  Provisions may be required when determined losses of unpaid principal incurred exceed previous loss expectations to-date, or future cash flows previously expected to be collectible are no longer probable of collection.  Provisions for covered loan losses, including amounts advanced subsequent to acquisition, are not reflected in the allowance for non-covered loan losses, rather as a valuation allowance netted against the carrying value of the covered loan balance accounted for under ASC 310-30, in accordance with applicable guidance.

Non-Interest Income

Non-interest income for the three months ended September 30, 2013 was $26.1 million, a decrease of $7.5 million, or 22.4%, as compared to the same period in 2012. Non-interest income for the nine months ended September 30, 2013 was $94.7 million, an increase of $4.8 million, or 5.4%, as compared to the same period in 2012. The following table presents the key components of non-interest income for the three and nine months ended September 30, 2013 and 2012:

Non-Interest Income

(in thousands)

	Three months ended				Nine months ended
	September 30,				September 30,
			Change	Change			Change	Change
	2013	2012	Amount	Percent	2013	2012	Amount	Percent
Service charges on deposit accounts	$8,374	$7,122	$1,252	18%	$22,844	$20,978	$1,866	9%
Brokerage commissions and fees	3,854	3,186	668	21%	11,152	9,662	1,490	15%
Mortgage banking revenue, net	15,071	24,346	(9,275)	(38)%	62,928	53,069	9,859	19%
Gain on investment securities, net	3	21	(18)	(86)%	18	1,199	(1,181)	(98)%
Loss on junior subordinated debentures carried at fair value	(554)	(554)	—	—%	(1,643)	(1,649)	6	—%
Change in FDIC indemnification asset	(6,474)	(4,759)	(1,715)	36%	(19,841)	(10,644)	(9,197)	86%
Other income	5,870	4,317	1,553	36%	19,198	17,227	1,971	11%
Total	$26,144	$33,679	$(7,535)	(22)%	$94,656	$89,842	$4,814	5%

The increase in deposit service charges in the three and nine months ended September 30, 2013 compared to the same periods in 2012 is primarily the result of the acquisition of Circle Bank ("Circle") in the fourth quarter of 2012 and related to our newly expanded business and consumer checking account options.

Mortgage banking revenue decreased for the three months ended September 30, 2013 due to a decline in purchase and refinancing activity due to increased mortgage interest rates compared to the same period of the prior year. The increase for the nine months ended September 30, 2013 is due to year over year increased purchase and refinancing activity in the first half of the year. Closed mortgage volume for the three and nine months ended September 30, 2013 was $463.0 million and $1.6 billion representing a decrease of 25.5% and an increase of 3.9% compared to the same periods of the prior year.

For the three and nine months ended September 30, 2013 we recorded a loss of $554,000 and $1.6 million, as compared to the loss of $554,000 and $1.6 million for the three and nine months ended September 30, 2012, in the change of fair value on the junior subordinated debentures recorded at fair value.  Additional information on the junior subordinated debentures carried at fair value is included in Note 9 of the Notes to Condensed Consolidated Financial Statements and under the heading Junior Subordinated Debentures.

The change in FDIC indemnification asset represents a change in cash flows expected to be recoverable under the loss-share agreements entered into with the FDIC in connection with FDIC-assisted acquisitions.

Other income for the three months ended September 30, 2013 compared to the same period in the prior year increased primarily due to FinPac operations of $795,000 and increased debt capital market revenue (related to an interest rate swap program with commercial banking customers to facilitate their risk management strategies) of $285,000. Other income for the nine months ended September 30, 2013 compared to the same period in the prior year increased primarily due to gain on sale of loans of $2.7 million and due to the acquisition of FinPac of $795,000, partially offset by a reduction in debt capital market revenue of $1.1 million.

Non-Interest Expense

Non-interest expense for the three months ended September 30, 2013 was $95.6 million, an increase of $8.6 million, or 9.9%, as compared to the same period in 2012.  Non-interest expense for the nine months ended September 30, 2013 was $269.3 million, an increase of $7.7 million, or 2.9%, as compared to the same period in 2012. The following table presents the key elements of non-interest expense for the three and nine months ended September 30, 2013 and 2012:

Non-Interest Expense

(in thousands)

	Three months ended				Nine months ended
	September 30,				September 30,
			Change	Change			Change	Change
	2013	2012	Amount	Percent	2013	2012	Amount	Percent
Salaries and employee benefits	$53,699	$49,543	$4,156	8%	$157,271	$146,615	$10,656	7%
Net occupancy and equipment	16,019	13,441	2,578	19%	45,813	40,519	5,294	13%
Communications	2,772	2,740	32	1%	8,802	8,527	275	3%
Marketing	1,596	1,104	492	45%	3,753	3,855	(102)	(3)%
Services	6,445	5,910	535	9%	18,339	18,703	(364)	(2)%
Supplies	742	627	115	18%	2,120	1,936	184	10%
FDIC assessments	1,709	1,699	10	1%	5,032	5,553	(521)	(9)%
Net (gain) loss on non-covered other real estate owned	(27)	2,168	(2,195)	(101)%	(303)	6,244	(6,547)	(105)%
Net (gain) loss on covered other real estate owned	(68)	461	(529)	(115)%	154	3,084	(2,930)	(95)%
Intangible amortization	1,186	1,189	(3)	—%	3,595	3,612	(17)	—%
Merger related expenses	4,856	85	4,771	NM	7,197	338	6,859	NM
Other expenses	6,675	8,007	(1,332)	(17)%	17,524	22,620	(5,096)	(23)%
Total	$95,604	$86,974	$8,630	10%	$269,297	$261,606	$7,691	3%
NM - not meaningful

Salaries and employee benefits costs increased $4.2 million in the three months ended September 30, 2013, as compared to the same period prior year. Salaries and employee benefits costs increased $10.7 million in the nine months ended September 30, 2013, as compared to the same period prior year. For both periods, the increase primarily relates to an overall increase of 184 full-time equivalent employees, which includes 39 employees associated with the Circle acquisition and 116 employees associated with the FinPac acquisition (since the July 1, 2013 acquisition date).

Net occupancy and equipment expense increased $2.6 million for the three months ended September 30, 2013, and $5.3 million for the nine months ended September 30, 2013 as compared to the same periods in the prior year as a result of the addition of 13 stores, compared to the same period prior year, including 6 new locations from the Circle acquisition, and $422,000 in occupancy and equipment cost related to FinPac subsequent to acquisition.

FDIC assessments decreased for the nine months ended September 30, 2013 as compared to the same periods of the prior year primarily as a result of a decrease in the assessment rate, partially offset by an increase in the assessment base.

In the three and nine months ended September 30, 2013, the Company recognized a net gain (which includes gains on sale and valuation adjustments) on non-covered other real estate owned ("OREO") properties of $27,000 and $303,000, as compared to a net loss (which includes loss on sale and valuation adjustments) on non-covered OREO properties of $2.2 million and $6.2 million in the same periods a year ago. Included within the results for the three and nine months ended September 30, 2013, the Company recognized a net gain (which includes gains on sale and valuation adjustments) on covered OREO properties of $68,000 and a net loss of $154,000 as compared to net losses (which includes gains on sale and valuation adjustments) on covered OREO properties of $461,000 and $3.1 million in the same periods a year ago. This is primarily the result of improving real estate values, allowing for better realization of market values of existing OREO properties.

We incur significant expenses in connection with the completion and integration of bank acquisitions that are not capitalizable.  The merger-related expense incurred in 2013 relate to the acquisition of Circle in the fourth quarter of 2012, the acquisition of FinPac on July 1, 2013, and merger and acquisition activities related to the proposed merger with Sterling.

Classification of expenses as merger-related is done in accordance with the provisions of a written policy approved by our Board of Directors.

Other expenses decreased $1.3 million and $5.1 million for the three and nine months ended September 30, 2013 as compared to the same periods in the prior year primarily as a result of a decrease in loan and OREO workout related costs and a decrease in the provision for unfunded commitments, partially offset by an increase due to FinPac operations and an FDIC loss sharing claw back liability expense recorded due to better than expected performance of the Evergreen FDIC assisted acquisition.

Income Taxes

Our consolidated effective tax rate as a percentage of pre-tax income for the three and nine months ended September 30, 2013 was 35.2% and 34.7% as compared to 35.1% and 34.3% for the three and nine months ended September 30, 2012. The effective tax rates differed from the federal statutory rate of 35% and the apportioned state rate of 7.1% (net of the federal tax benefit) principally because of the relative amount of income we earn in each state jurisdiction, non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities and tax credits arising from low income housing investments.

FINANCIAL CONDITION

Investment Securities

Trading securities consist of securities held in inventory by Umpqua Investments for sale to its clients and securities invested in trust for the benefit of certain executives or former employees of acquired institutions as required by agreements. Trading securities were $4.0 million at September 30, 2013, as compared to $3.7 million at December 31, 2012. This increase is principally attributable to an increase in Umpqua Investments’ inventory of trading securities.

Investment securities available for sale were $1.9 billion as of September 30, 2013 compared to $2.6 billion at December 31, 2012.  Paydowns of $702.9 million, amortization of net purchase price premiums of $28.0 million and a decrease in fair value of investments securities available for sale of $35.4 million were partially offset by purchases of $51.2 million of investment securities available for sale.
Investment securities held to maturity were $5.8 million as of September 30, 2013 as compared to holdings of $4.5 million at December 31, 2012. The change primarily relates to purchases of $2.1 million partially offset by paydowns and maturities of investment securities held to maturity of $1.1 million.

The following table presents the available for sale and held to maturity investment securities portfolio by major type as of September 30, 2013 and December 31, 2012:

Investment Securities Composition

(dollars in thousands)

	Investment Securities Available for Sale
	September 30, 2013		December 31, 2012
	Fair Value	%	Fair Value	%
U.S. Treasury and agencies	$278	—%	$45,820	2%
Obligations of states and political subdivisions	240,531	13%	263,725	10%
Residential mortgage-backed securities and collateralized mortgage obligations	1,667,144	87%	2,313,376	88%
Other debt securities	134	—	222	—
Investments in mutual funds and other equity securities	1,995	—	2,086	—
Total	$1,910,082	100%	$2,625,229	100%

	Investment Securities Held to Maturity
	September 30, 2013		December 31, 2012
	Amortized		Amortized
	Cost	%	Cost	%
Obligations of states and political subdivisions	$—	—%	$595	13%
Residential mortgage-backed securities and collateralized mortgage obligations	5,766	100%	3,946	87%
Total	$5,766	100%	$4,541	100%

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

Gross unrealized losses in the available for sale investment portfolio was $22.0 million at September 30, 2013.  This consisted primarily of unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations of $19.9 million.  The unrealized losses were primarily caused by interest rate increases subsequent to the purchase of the securities, and not credit quality.  In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. Additional information about the investment portfolio is provided in Note 3 of the Notes to Condensed Consolidated Financial Statements.

Restricted Equity Securities

Restricted equity securities were $31.4 million at September 30, 2013 and $33.4 million at December 31, 2012.  The decrease of $2.0 million is attributable to stock redemptions by the Federal Home Loan Banks (“FHLB”) of San Francisco and Seattle during the period.  Of the $31.4 million at September 30, 2013, $30.2 million represent the Bank’s investment in the FHLBs of Seattle and San Francisco.  The remaining restricted equity securities represent investments in Pacific Coast Bankers’ Bancshares stock. FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par.

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

Management periodically evaluates FHLB stock for other-than-temporary or permanent impairment. Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value.  The Company has determined there is not an other-than-temporary impairment on the FHLB stock investment as of September 30, 2013.

Loans and Leases

Non-Covered Loans and Leases

Total non-covered loans and leases outstanding at September 30, 2013 were $7.2 billion, an increase of $547.8 million as compared to year-end 2012. This increase is principally attributable to net loan and lease originations of $352.4 million, leases acquired in the FinPac acquisition of $264.3 million, and covered loans transferred to non-covered loans and leases of $13.4 million, partially offset by charge-offs of $19.6 million, transfers to other real estate owned of $14.7 million, and non-covered loans sold of $60.3 million during the period. The following table presents the concentration distribution of our non-covered loan portfolio at September 30, 2013 and December 31, 2012.

Non-Covered Loan Concentrations

(dollars in thousands)

	September 30, 2013		December 31, 2012
	Amount	Percentage	Amount	Percentage
Commercial real estate
Term & multifamily	$4,005,983	55.4%	$3,938,443	59.0%
Construction & development	247,809	3.4%	202,118	3.0%
Residential development	78,998	1.1%	57,209	0.9%
Commercial
Term	769,173	10.6%	797,802	11.9%
LOC & other	1,283,129	17.8%	923,328	13.8%
Residential
Mortgage	550,200	7.6%	476,579	7.1%
Home equity loans & lines	256,202	3.5%	260,797	3.9%
Consumer & other	43,621	0.7%	37,327	0.6%
Deferred loan fees, net	(6,211)	(0.1)%	(12,523)	(0.2)%
Total	$7,228,904	100.0%	$6,681,080	100.0%

Covered Loans

Total covered loans outstanding at September 30, 2013 were $397.1 million, a decrease of $80.0 million as compared to year-end 2012. This decrease is principally attributable to net loan paydowns and maturities of $68.8 million and transfers of covered loans to non-covered loans and leases of $13.4 million. The following table presents the concentration distribution of our covered loan portfolio at September 30, 2013 and December 31, 2012.

Covered Loan Concentrations

(dollars in thousands)

	September 30, 2013		December 31, 2012
	Amount	Percentage	Amount	Percentage
Commercial real estate
Term & multifamily	$315,429	77.1%	$378,009	76.4%
Construction & development	7,931	1.9%	11,711	2.4%
Residential development	8,536	2.1%	9,794	2.0%
Commercial
Term	16,823	4.1%	23,524	4.7%
LOC & other	11,518	2.8%	14,997	3.0%
Residential
Mortgage	23,304	5.7%	27,825	5.6%
Home equity loans & lines	20,697	5.1%	23,442	4.7%
Consumer & other	4,763	1.2%	6,051	1.2%
Total	409,001	100.0%	495,353	100.0%
Allowance for covered loans	(11,918)		(18,275)
Total	$397,083		$477,078

The covered loans are subject to loss-sharing agreements with the Federal Deposit Insurance Corporation (the "FDIC"). Under the terms of the Evergreen Bank ("Evergreen") acquisition loss-sharing agreement, the FDIC will cover a substantial portion of any future losses on loans, related unfunded loan commitments, OREO and accrued interest on loans for up to 90 days. The FDIC will absorb 80% of losses and share in 80% of loss recoveries on the first $90.0 million on covered assets and absorb 95% of losses and share in 95% of loss recoveries exceeding $90.0 million, except for the Bank will incur losses up to $30.2 million before the loss-sharing will commence. As of September 30, 2013, losses have exceeded $30.2 million. The loss-sharing arrangements for non-single family residential and single family residential loans are in effect for 5 years and 10 years, respectively, and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition dates.

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

Asset Quality and Non-Performing Assets

Non-Covered Loans and Leases

Non-covered, non-performing loans, which include non-covered, non-accrual loans and non-covered accruing loans past due over 90 days, totaled $44.7 million or 0.62% of total non-covered loans as of September 30, 2013, as compared to $71.0 million, or 1.06% of total non-covered loans, at December 31, 2012. Non-covered, non-performing assets, which include non-covered, non-performing loans and non-covered, foreclosed real estate i.e. OREO, totaled $63.0 million, or 0.54% of total assets as of September 30, 2013 compared with $88.1 million, or 0.75% of total assets as of December 31, 2012.  The decrease in non-performing assets in 2013 is attributable to the improving economic environment, an improvement in real estate values in our markets and the resulting impact on our commercial real estate and commercial construction portfolio.

A loan is considered impaired when, based on current information and events, we determine it is probable that we will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. Generally, when non-covered loans are identified as impaired they are moved to our Special Assets Division. When we identify a loan as impaired, we measure the loan for potential impairment using discount cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral.  In these cases, we will use the current fair value of collateral, less selling costs.  The starting point for determining the fair value of collateral is through obtaining external appraisals.  Generally, external appraisals are updated every 12 months.  We obtain appraisals from a pre-approved list of independent, third party, local appraisal firms.  Approval and addition to the list is based on experience, reputation, character, consistency and knowledge of the respective real estate market. At a minimum, it is ascertained that the appraiser is: (a) currently licensed in the state in which the property is located, (b) is experienced in the appraisal of properties similar to the property being appraised, (c) is actively engaged in the appraisal work, (d) has knowledge of current real estate market conditions and financing trends, (e) is reputable, and (f) is not on Freddie Mac’s or the Bank’s Exclusionary List of appraisers and brokers. In certain cases appraisals will be reviewed by our Real Estate Valuation Services Group to ensure the quality of the appraisal and the expertise and independence of the appraiser. Upon receipt and review, an external appraisal is utilized to measure a loan for potential impairment.  Our impairment analysis documents the date of the appraisal used in the analysis, whether the officer preparing the report deems it current, and, if not, allows for internal valuation adjustments with justification.  Typical justified adjustments might include discounts for continued market deterioration subsequent to appraisal date, adjustments for the release of collateral contemplated in the appraisal, or the value of other collateral or consideration not contemplated in the appraisal. An appraisal over one year old in most cases will be considered stale dated and an updated or new appraisal will be required.  Any adjustments from appraised value to net realizable value are detailed and justified in the impairment analysis, which is reviewed and approved by senior credit quality officers and the Bank's ALLL Committee. Although an external appraisal is the primary source to value collateral dependent loans, we may also utilize values obtained through purchase and sale agreements, negotiated short sales, broker price opinions, or the sales price of the note.  These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. Impairment analyses are updated, reviewed and approved on a quarterly basis at or near the end of each reporting period.  Appraisals or other alternative sources of value received subsequent to the reporting period, but prior to our filing of periodic reports, are considered and evaluated to ensure our periodic filings are materially correct and not misleading. Based on these processes, we do not believe there are significant time lapses for the recognition of additional loan loss provisions or charge-offs from the date they become known.

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

Upon acquisition of real estate collateral, typically through the foreclosure process, we promptly begin to market the property for sale. If we do not begin to receive offers or indications of interest we will analyze the price and review market conditions to assess whether a lower price reflects the market value of the property and would enable us to sell the property.  In addition, we update appraisals on other real estate owned property six to 12 months after the most recent appraisal. Increases in valuation adjustments recorded in a period are primarily based on a) updated appraisals received during the period, or b) management's authorization to reduce the selling price of the property during the period.  Unless a current appraisal is available, an appraisal will be ordered prior to a loan moving to other real estate owned.  Foreclosed properties held as other real estate owned are recorded at the lower of the recorded investment in the loan or market value of the property less expected selling costs. Non-covered other real estate owned at September 30, 2013 totaled $18.2 million and consisted of 21 properties.

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

The Bank has written down impaired, non-covered non-accrual loans as of September 30, 2013 to their estimated net realizable value and expects resolution with no additional material loss, absent further decline in market prices.

The following table summarizes our non-covered non-performing assets and restructured loans as of September 30, 2013 and December 31, 2012:

Non-Covered Non-Performing Assets

(in thousands)

	September 30,	December 31,
	2013	2012
Non-covered loans on non-accrual status	$39,805	$66,736
Non-covered loans past due 90 days or more and accruing	4,936	4,232
Total non-covered non-performing loans	44,741	70,968
Non-covered other real estate owned	18,249	17,138
Total non-covered non-performing assets	$62,990	$88,106
Restructured loans (1)	$69,497	$70,602
Allowance for non-covered loan and lease losses	$84,694	$85,391
Reserve for unfunded commitments	1,375	1,223
Allowance for non-covered credit losses	$86,069	$86,614
Asset quality ratios:
Non-covered non-performing assets to total assets	0.54%	0.75%
Non-covered non-performing loans and leases to total non-covered loans and leases	0.62%	1.06%
Allowance for non-covered loan and leases losses to total non-covered loans and leases	1.17%	1.28%
Allowance for non-covered credit losses to total non-covered loans and leases	1.19%	1.30%
Allowance for non-covered credit losses to total non-covered non-performing loans and leases	192%	122%

(1)	Represents accruing restructured non-covered loans performing according to their restructured terms.

The following tables summarize our non-covered non-performing assets by loan type and region as of September 30, 2013 and December 31, 2012:

Non-Covered Non-Performing Assets by Type and Region

(in thousands)

	September 30, 2013
		Northwest	Southern	Northern	Central	Greater Bay
	Washington	Oregon	Oregon	California	California	California	Total
Loans and leases on non-accrual status:
Commercial real estate
Term & multifamily	$—	$5,020	$3,487	$2,327	$2,059	$5,636	$18,529
Construction & development	—	5,130	—	—	—	—	5,130
Residential development	—	2,871	—	—	—	—	2,871
Commercial
Term	—	7,543	214	2,289	135	353	10,534
LOC & other	2,105	636	—	—	—	—	2,741
Residential
Mortgage	—	—	—	—	—	—	—
Home equity loans & lines	—	—	—	—	—	—	—
Consumer & other	—	—	—	—	—	—	—
Total	2,105	21,200	3,701	4,616	2,194	5,989	39,805
Loans and leases past due 90 days or more and accruing:
Commercial real estate
Term & multifamily	$—	$—	$—	$—	$1,252	$150	$1,402
Construction & development	—	—	—	—	—	—	—
Residential development	—	—	—	—	—	—	—
Commercial
Term	—	—	—	—	—	—	—
LOC & other	470	—	—	—	—	—	470
Residential
Mortgage	—	2,692	—	—	—	—	2,692
Home equity loans & lines	—	—	15	133	24	173	345
Consumer & other	—	20	—	3	4	—	27
Total	470	2,712	15	136	1,280	323	4,936
Total non-performing loans and leases	2,575	23,912	3,716	4,752	3,474	6,312	44,741
Other real estate owned:
Commercial real estate
Term & multifamily	$—	$10,955	$598	$374	$3,069	$—	$14,996
Construction & development	662	—	—	—	163	1,435	2,260
Residential development	—	—	—	—	—	—	—
Commercial
Term	—	—	—	—	—	—	—
LOC & other	—	13	—	—	460	—	473
Residential
Mortgage	—	452	—	—	—	—	452
Home equity loans & lines	—	—	46	22	—	—	68
Consumer & other	—	—	—	—	—	—	—
Total	662	11,420	644	396	3,692	1,435	18,249
Total non-performing assets	$3,237	$35,332	$4,360	$5,148	$7,166	$7,747	$62,990

(in thousands)

	December 31, 2012
		Northwest	Southern	Northern	Central	Greater Bay
	Washington	Oregon	Oregon	California	California	California	Total
Loans and leases on non-accrual status:
Commercial real estate
Term & multifamily	$139	$22,683	$3,543	$2,514	$10,228	$4,183	$43,290
Construction & development	662	—	—	—	3,515	—	4,177
Residential development	—	5,132	—	—	—	—	5,132
Commercial
Term	114	2,602	239	2,987	921	177	7,040
LOC & other	—	1,180	172	—	2,922	2,753	7,027
Residential
Mortgage	—	—	—	—	—	—	—
Home equity loans & lines	—	—	—	—	—	49	49
Consumer & other	—	—	—	—	—	21	21
Total	915	31,597	3,954	5,501	17,586	7,183	66,736
Loans and leases past due 90 days or more and accruing:
Commercial real estate
Term & multifamily	$—	$—	$—	$—	$—	$—	$—
Construction & development	—	—	—	—	—	—	—
Residential development	—	—	—	—	—	—	—
Commercial
Term	—	81	—	—	—	—	81
LOC & other	—	—	—	—	—	—	—
Residential
Mortgage	—	3,303	—	—	—	—	3,303
Home equity loans & lines	—	355	50	215	—	138	758
Consumer & other	2	5	20	8	25	30	90
Total	2	3,744	70	223	25	168	4,232
Total non-performing loans and leases	917	35,341	4,024	5,724	17,611	7,351	70,968
Other real estate owned:
Commercial real estate
Term & multifamily	$—	$5,822	$—	$747	$—	$—	$6,569
Construction & development	—	—	—	—	984	1,440	2,424
Residential development	1,693	312	655	—	886	—	3,546
Commercial
Term	—	1,656	—	—	—	—	1,656
LOC & other	907	63	—	—	—	—	970
Residential
Mortgage	—	964	—	—	—	—	964
Home equity loans & lines	—	656	—	—	191	162	1,009
Consumer & other	—	—	—	—	—	—	—
Total	2,600	9,473	655	747	2,061	1,602	17,138
Total non-performing assets	$3,517	$44,814	$4,679	$6,471	$19,672	$8,953	$88,106

As of September 30, 2013, the non-covered non-performing assets of $63.0 million have been written down by 23%, or $19.1 million, from their original balance of $82.1 million.

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

Non-Covered Restructured Loans

At September 30, 2013 and December 31, 2012, non-covered impaired loans of $69.5 million and $70.6 million were classified as non-covered performing restructured loans, respectively.  The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The non-covered performing restructured loans on accrual status represent principally the only impaired loans accruing interest at September 30, 2013.  In order for a restructured loan to be considered performing and on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan must be current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Bank had no obligation to lend additional funds on the restructured loans as of September 30, 2013.

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

A and B Note Workout Structures
The Bank performs A note/B note workout structures as a subset of the Bank’s troubled debt restructuring strategy.  The amount of loans restructured using this structure was $4.3 million and $12.6 million as of September 30, 2013 and December 31, 2012, respectively.

Under an A note/B note workout structure, a new A note is underwritten in accordance with customary troubled debt restructuring underwriting standards and is reasonably assured of full repayment while the corresponding B note is not.  The B note is immediately charged-off upon restructuring.

If the loan was on accrual prior to the troubled debt restructuring being documented with the loan legally bifurcated into an A note fully supporting accrual status and a B note or amount fully contractually forgiven and charged-off, the A note may remain on accrual status.  If the loan was on nonaccrual at the time the troubled debt restructuring was documented with the loan legally bifurcated into an A note fully supporting accrual status and a B note or amount contractually forgiven and fully charged-off, the A note may be returned to accrual status, and risk rated accordingly, after a reasonable period of performance under the troubled debt restructuring terms.  Six months of payment performance is generally required to return these loans to accrual status.

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

The following tables summarize our performing non-covered restructured loans by loan type and region as of September 30, 2013 and December 31, 2012:

Non-Covered Restructured Loans by Type and Region

(in thousands)

	September 30, 2013
		Northwest	Southern	Northern	Central	Greater Bay
	Washington	Oregon	Oregon	California	California	California	Total
Commercial real estate
Term & multifamily	$13,252	$14,213	$3,867	$623	$10,798	$—	$42,753
Construction & development	—	8,560	—	—	1,092	—	9,652
Residential development	—	7,427	—	—	7,925	—	15,352
Commercial
Term	—	—	—	—	—	—	—
LOC & other	—	—	—	—	1,265	—	1,265
Residential
Mortgage	—	475	—	—	—	—	475
Home equity loans & lines	—	—	—	—	—	—	—
Consumer & other	—	—	—	—	—	—	—
Total	$13,252	$30,675	$3,867	$623	$21,080	$—	$69,497

(in thousands)

	December 31, 2012
		Northwest	Southern	Northern	Central	Greater Bay
	Washington	Oregon	Oregon	California	California	California	Total
Commercial real estate
Term & multifamily	$13,482	$10,725	$3,870	$654	$10,882	$—	$39,613
Construction & development	—	8,739	—	—	3,813	—	12,552
Residential development	—	8,455	—	—	8,686	—	17,141
Commercial
Term	—	—	—	350	—	—	350
LOC & other	—	—	—	—	820	—	820
Residential
Mortgage	—	—	—	—	—	—	—
Home equity loans & lines	—	—	—	—	—	126	126
Consumer & other	—	—	—	—	—	—	—
Total	$13,482	$27,919	$3,870	$1,004	$24,201	$126	$70,602

The following table presents a distribution of our performing non-covered restructured loans by year of maturity, according to the restructured terms, as of September 30, 2013:

(in thousands)

Year	Amount
2013	$42,175
2014	2,120
2015	9,740
2016	8,560
2017	2,475
Thereafter	4,427
Total	$69,497

The Bank has had varying degrees of success with different types of concessions.  The following table presents the percentage of troubled debt restructurings, by type of concession, at September 30, 2013 that have performed and are expected to perform according to the troubled debt restructuring agreement:

September 30, 2013
Rate	99%
Interest Only	100%
Payment	100%
Combination	90%

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

Covered Non-Performing Assets

Covered non-performing assets totaled $3.0 million, or 0.03% of total assets at September 30, 2013 as compared to $10.4 million, or 0.09% of total assets at December 31, 2012. These covered nonperforming assets are subject to shared-loss agreements with the FDIC. The following tables summarize our covered non-performing assets by loan type as of September 30, 2013 and December 31, 2012:

(in thousands)

	September 30, 2013
	Evergreen	Rainier	Nevada Security	Total
Covered other real estate owned:
Commercial real estate
Term & multifamily	$234	$55	$72	$361
Construction & development	712	—	1,631	2,343
Residential development	—	—	97	97
Commercial
Term	—	—	179	179
LOC & other	—	—	—	—
Residential
Mortgage	—	—	—	—
Home equity loans & lines	—	—	—	—
Consumer & other	—	—	—	—
Total	$946	$55	$1,979	$2,980

(in thousands)

	December 31, 2012
	Evergreen	Rainier	Nevada Security	Total
Covered other real estate owned:
Commercial real estate
Term & multifamily	$958	$1,540	$2,371	$4,869
Construction & development	319	482	3,286	4,087
Residential development	347	—	243	590
Commercial
Term	—	332	—	332
LOC & other	—	—	—	—
Residential
Mortgage	421	75	—	496
Home equity loans & lines	—	—	—	—
Consumer & other	—	—	—	—
Total	$2,045	$2,429	$5,900	$10,374

Total Non-Performing Assets

The following tables summarize our total (including covered and non-covered) nonperforming assets at September 30, 2013 and December 31, 2012:

(dollars in thousands)

	September 30,	December 31,
	2013	2012
Loans and leases on non-accrual status	$39,805	$66,736
Loans and leases past due 90 days or more and accruing	4,936	4,232
Total non-performing loans and leases	44,741	70,968
Other real estate owned	21,229	27,512
Total non-performing assets	$65,970	$98,480
Asset quality ratios:
Total non-performing assets to total assets	0.57%	0.83%
Total non-performing loans and leases to total loans and leases	0.59%	0.99%

Allowance for Non-Covered Loan and Lease Losses and Reserve for Unfunded Commitments

The ALLL totaled $84.7 million at September 30, 2013, a decrease of $0.7 million from the $85.4 million at December 31, 2012. The decrease in the ALLL from the prior year-end is a result of improving credit quality characteristics of the non-covered lease and loan portfolio, partially offset by non-covered loan and lease growth. The following table shows the activity in the ALLL for the three and nine months ended September 30, 2013 and 2012:

Allowance for Non-Covered Loan and Lease Losses

(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Balance, beginning of period	$85,836	$83,618	$85,391	$92,968
Loans charged-off:
Commercial real estate	(3,101)	(4,892)	(6,595)	(18,007)
Commercial	(1,754)	(1,782)	(9,541)	(8,741)
Residential	(1,181)	(516)	(2,813)	(4,030)
Consumer & other	(281)	(454)	(697)	(1,159)
Total loans charged-off	(6,317)	(7,644)	(19,646)	(31,937)
Recoveries:
Commercial real estate	880	1,020	2,830	2,327
Commercial	1,101	409	2,554	3,856
Residential	41	171	221	338
Consumer & other	145	107	355	324
Total recoveries	2,167	1,707	5,960	6,845
Net charge-offs	(4,150)	(5,937)	(13,686)	(25,092)
Provision charged to operations	3,008	7,078	12,989	16,883
Balance, end of period	$84,694	$84,759	$84,694	$84,759
As a percentage of average non-covered loans and leases (annualized):
Net charge-offs	0.23%	0.38%	0.26%	0.55%
Provision for non-covered loan and lease losses	0.17%	0.46%	0.25%	0.37%
Recoveries as a percentage of charge-offs	34.30%	22.33%	30.34%	21.43%

The decrease in non-covered allowance for loan and lease losses as of September 30, 2013 compared to the same period of the prior year is primarily a result of improving credit quality characteristics of the non-covered lease and loan portfolio and a reduction in classified loans, partially offset by non-covered loan and lease growth. Additional discussion on the change in provision for loan and lease losses is provided under the heading Provision for Loan and Lease Losses above. Classified loans include non-performing loans, as well as performing loans risk rated substandard or worse.

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

The following table sets forth the allocation of the allowance for non-covered loan and lease losses and percent of loans in each category to total loans (excluding deferred loan fees) as of September 30, 2013 and December 31, 2012:

(dollars in thousands)

	September 30, 2013		December 31, 2012
	Amount	%	Amount	%
Commercial real estate	$53,593	59.9%	$54,909	62.7%
Commercial	23,280	28.4%	22,925	25.7%
Residential	7,042	11.1%	6,925	11.0%
Consumer & other	779	0.7%	632	0.6%
Unallocated	—		—
Allowance for non-covered loan and lease losses	$84,694		$85,391

At September 30, 2013, the recorded investment in non-covered loans classified as impaired totaled $110.1 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $1.4 million.  The valuation allowance on impaired loans represents the impairment reserves on performing current and former non-covered restructured loans and nonaccrual loans. At December 31, 2012, the total recorded investment in non-covered impaired loans was $142.4 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $1.4 million.  The valuation allowance on impaired loans represents the impairment reserves on performing current and former non-covered restructured loans and nonaccrual loans at December 31, 2012.

The following table presents a summary of activity in the reserve for unfunded commitments (“RUC”):

Summary of Reserve for Unfunded Commitments Activity

(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Balance, beginning of period	$1,327	$1,126	$1,223	$940
Net change to other expense:
Commercial real estate	3	18	27	66
Commercial	11	1,607	59	1,764
Residential	24	2	51	(21)
Consumer & other	10	4	15	8
Total change to other expense	48	1,631	152	1,817
Balance, end of period	$1,375	$2,757	$1,375	$2,757

We believe that the ALLL and RUC at September 30, 2013 are sufficient to absorb losses inherent in the loan portfolio and credit commitments outstanding as of that date based on the best information available. This assessment, based in part on historical levels of net charge-offs, loan growth, and a detailed review of the quality of the loan portfolio, involves uncertainty and judgment. Therefore, the adequacy of the ALLL and RUC cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

Allowance for Covered Loan Losses

The covered ALLL totaled $11.9 million at September 30, 2013, a decrease of $6.4 million from the $18.3 million at December 31, 2012. The decrease in the covered ALLL from the prior year end results from improvements in the amount and the timing of expected cash flows on the acquired loans compared to those previously estimated and charge-offs of unpaid principal balance against previously established allowance, as measured on a pool basis.  The following table summarizes activity related to the allowance for covered loan losses by covered loan portfolio segment for the three and nine months ended September 30, 2013 and 2012, respectively:

Allowance for Covered Loan Losses

(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Balance, beginning of period	$14,367	$12,977	$18,275	$14,320
Loans charged-off:
Commercial real estate	(553)	(480)	(1,321)	(2,570)
Commercial	(406)	(450)	(1,219)	(1,257)
Residential	(48)	(73)	(156)	(510)
Consumer & other	(88)	(45)	(420)	(578)
Total loans charged-off	(1,095)	(1,048)	(3,116)	(4,915)
Recoveries:
Commercial real estate	182	371	669	1,012
Commercial	156	215	428	596
Residential	59	68	185	147
Consumer & other	153	22	221	70
Total recoveries	550	676	1,503	1,825
Net charge-offs	(545)	(372)	(1,613)	(3,090)
Covered (recapture of) provision charged to operations	(1,904)	2,927	(4,744)	4,302
Balance, end of period	$11,918	$15,532	$11,918	$15,532

As a percentage of average covered loans (annualized):
Net charge-offs	0.54%	0.28%	0.50%	0.72%
(Recapture of) provision for covered loan losses	(1.88)%	2.17%	(1.48)%	1.00%

The following table sets forth the allocation of the allowance for covered loan losses and percent of covered loans in each category to total loans as of September 30, 2013 and December 31, 2012:

(in thousands)

	September 30, 2013		December 31, 2012
	Amount	%	Amount	%
Commercial real estate	$7,034	81.1%	$12,129	80.7%
Commercial	3,895	6.9%	4,980	7.8%
Residential	803	10.8%	804	10.3%
Consumer & other	186	1.2%	362	1.2%
Allowance for covered loan losses	$11,918		$18,275

Mortgage Servicing Rights

The following table presents the key elements of our mortgage servicing rights asset for the three and nine months ended September 30, 2013 and 2012, respectively:

Summary of Mortgage Servicing Rights

(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Balance, beginning of period	$38,192	$22,513	$27,428	$18,184
Additions for new mortgage servicing rights capitalized	4,072	5,642	15,182	11,923
Changes in fair value:
Due to changes in model inputs or assumptions(1)	3,406	(2,770)	3,739	(3,833)
Other(2)	(3,817)	(896)	(4,496)	(1,785)
Balance, end of period	$41,853	$24,489	$41,853	$24,489

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our serviced loan portfolio as of September 30, 2013 and December 31, 2012 was as follows:

(dollars in thousands)

	September 30, 2013	December 31, 2012
Balance of loans serviced for others	$4,195,759	$3,162,080
MSR as a percentage of serviced loans	1.00%	0.87%

Mortgage servicing rights are adjusted to fair value quarterly with the change recorded in mortgage banking revenue.

Goodwill and Other Intangible Assets

At September 30, 2013, we had goodwill and other intangible assets of $778.1 million, as compared to $685.3 million at December 31, 2012.  The increase in goodwill and other intangibles is a result of the goodwill recorded with the FinPac acquisition which occurred on July 1, 2013. The goodwill recorded in connection with acquisitions represents the excess of the purchase price over the estimated fair value of the net assets acquired.  Goodwill and other intangible assets with indefinite lives are not amortized but instead are periodically tested for impairment.  Management evaluates intangible assets with indefinite lives on an annual basis as of December 31. Additionally, we perform impairment evaluations on an interim basis when events or circumstances indicate impairment potentially exists.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred.  Such indicators may include, among others, a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; adverse action or assessment by a regulator; and unanticipated competition.

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

At September 30, 2013, we had other intangible assets of $13.6 million, as compared to $17.1 million at December 31, 2012.   Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and are also reviewed for impairment.  We amortize other intangible assets on an accelerated or straight-line basis over an estimated ten to fifteen year life.  No impairment losses separate from the scheduled amortization have been recognized in the periods presented.

Deposits

Total deposits were $9.1 billion at September 30, 2013, a decrease of $312.0 million, or 3.3%, as compared to year-end 2012. The decline resulted primarily from the transfer of balances to securities sold under agreements to repurchase and from anticipated run-off of higher priced money market, time and public deposits.

The following table presents the deposit balances by major category as of September 30, 2013 and December 31, 2012:

Deposits
(dollars in thousands)

	September 30, 2013		December 31, 2012
	Amount	Percentage	Amount	Percentage
Non-interest bearing	$2,421,008	27%	$2,278,914	24%
Interest bearing demand	1,179,351	13%	1,215,002	13%
Money market	3,283,085	36%	3,407,047	37%
Savings	551,327	6%	475,325	5%
Time, $100,000 or greater	1,140,507	13%	1,429,153	15%
Time, less than $100,000	491,962	5%	573,834	6%
Total	$9,067,240	100%	$9,379,275	100%

The following table presents the average deposit and average rate paid on those deposits, by major category, as of the three and nine months ended September 30, 2013 and 2012:

(dollars in thousands)

	Three months ended
	September 30,
	2013		2012
	Average	Average	Average	Average
	Deposits	Rate	Deposits	Rate
Non-interest bearing	$2,317,932	—	$2,075,097	—
Interest bearing demand	1,166,527	0.06%	1,126,832	0.17%
Money market	3,260,782	0.10%	3,434,406	0.21%
Savings	531,645	0.06%	435,115	0.07%
Time	1,732,625	0.85%	2,090,269	1.00%
Total	$9,009,511		$9,161,719

	Nine months ended
	September 30,
	2013		2012
	Average	Average	Average	Average
	Deposits	Rate	Deposits	Rate
Non-interest bearing	$2,228,530	—	$1,968,153	—
Interest bearing demand	1,173,492	0.08%	1,101,221	0.20%
Money market	3,259,253	0.11%	3,470,420	0.23%
Savings	508,838	0.06%	417,592	0.07%
Time	1,868,414	0.93%	2,139,476	1.05%
Total	$9,038,527		$9,096,862

The Bank has an agreement with Promontory Interfinancial Network LLC (“Promontory”) that makes it possible to provide FDIC deposit insurance to balances in excess of current deposit insurance limits.  Promontory’s Certificate of Deposit Account Registry Service (“CDARS”) uses a deposit-matching program to exchange Bank deposits in excess of the current deposit insurance limits for excess balances at other participating banks, on a dollar-for-dollar basis, that would be fully insured at the Bank.  This product is designed to enhance our ability to attract and retain customers and increase deposits, by providing additional FDIC coverage to customers.  CDARS deposits can be reciprocal or one-way.  All of the Bank’s CDARS deposits are reciprocal.  At September 30, 2013 and December 31, 2012, the Company’s CDARS balances totaled $94.9 million and $154.1 million, respectively.  Of these totals, at September 30, 2013 and December 31, 2012, $87.5 million and  $146.1 million, respectively, represented time deposits equal to or greater than $100,000 but were fully insured under current deposit insurance limits.

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
Borrowings

At September 30, 2013, the Bank had outstanding $215.3 million of securities sold under agreements to repurchase and no outstanding federal funds purchased balances. The Bank had outstanding term debt of $252.0 million at September 30, 2013. Term debt outstanding as of September 30, 2013 decreased $1.6 million since December 31, 2012 as a result of accretion of purchase accounting adjustments. Term debt assumed in the FinPac acquisition of $211.2 million was paid upon acquisition. Advances from the FHLB amounted to $245.0 million of the total term debt and are secured by investment securities and loans secured by real estate.  The FHLB advances have fixed interest rates ranging from 4.46% to 4.72% and mature in 2016 and 2017.

Junior Subordinated Debentures

We had junior subordinated debentures with carrying values of $188.7 million and $196.1 million at September 30, 2013 and December 31, 2012, respectively.  The decrease is primarily due to the redemption of $8.8 million in junior subordinated debentures during the first quarter of 2013 which were assumed in the Circle acquisition in November 2013.

At September 30, 2013, approximately $219.6 million, or 95% of the total issued amount, had interest rates that are adjustable on a quarterly basis based on a spread over three month LIBOR.  Interest expense for junior subordinated debentures decreased for the three and nine months ended September 30, 2013, compared to the same period in 2012, primarily resulting from decreases in three month LIBOR.  Although increases in three month LIBOR will increase the interest expense for junior subordinated debentures, we believe that other attributes of our balance sheet will serve to mitigate the impact to net interest income on a consolidated basis.

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

Absent changes to the significant inputs utilized in the discounted cash flow model used to measure the fair value of these instruments at each reporting period, the cumulative discount for each junior subordinated debenture will reverse over time, ultimately returning the carrying values of these instruments to their notional values at their expected redemption dates, in a manner similar to the effective yield method as if these instruments were accounted for under the amortized cost method.   For the three and nine months ended September 30, 2013 and 2012, we recorded a loss of $554,000 and $1.6 million as compared to loss of $554,000 and $1.6 million, respectively, resulting from the change in fair value of the junior subordinated debentures recorded at fair value.  Observable activity in the junior subordinated debenture and related markets in future periods may change the effective rate used to discount these liabilities, and could result in additional fair value adjustments (gains or losses on junior subordinated debentures measured at fair value) outside the expected periodic change in fair value had the fair value assumptions remained unchanged.

On July 2, 2013, the federal banking regulators approved the final proposed rules that revise the regulatory capital rules to incorporate certain revisions by the Basel Committee on Banking Supervision to the Basel capital framework ("Basel III"). Under the original proposed rule, trust preferred security debt issuances would have been phased out of Tier 1 capital into Tier 2 capital over a 10 year period. Under the final rule, consistent with Section 171 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, bank holding companies with less than $15 billion assets as of December 31, 2009 will be grandfathered and may continue to include these instruments in Tier 1 capital, subject to certain restrictions. However, if an institution grows above $15 billion as a result of an acquisition (as would result from the proposed merger with Sterling), or organically grows above $15 billion and then makes an acquisition, the combined trust preferred issuances would be phased out of Tier 1 and into Tier 2 capital (75% in 2015 and 100% in 2016). As the Company had less than $15 billion in assets at December 31, 2009, the Company will be able to continue to include its existing trust preferred securities, less the common stock of the Trusts, in the Company's Tier 1 capital. If the Company exceeds $15 billion in consolidated assets other than in an organic manner and these instruments no longer qualify as Tier 1 capital, it is possible the Company may accelerate redemption of the existing junior subordinated debentures.  This could result in adjustments to the fair value of these instruments including the acceleration of losses on junior subordinated debentures carried at fair value within non-interest income. The Company currently does not intend to redeem the junior subordinated debentures following the proposed merger in order to support regulatory total capital levels. At September 30, 2013, the Company's restricted core capital elements were 18.8% of total core capital, net of goodwill and any associated deferred tax liability.

Additional information regarding junior subordinated debentures measured at fair value is included in Note 16 of the Notes to Condensed Consolidated Financial Statements.

All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of September 30, 2013, under guidance issued by the Board of Governors of the Federal Reserve System. Additional information regarding the terms of the junior subordinated debentures, including maturity/redemption dates, interest rates and the fair value election, is included in Note 9 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Cash Flow

The principal objective of our liquidity management program is to maintain the Bank's ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance.  Public deposits represent 10.0% of total deposits at September 30, 2013 and 10.6% of total deposits at December 31, 2012. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state’s risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $2.0 billion at September 30, 2013 subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $409.5 million subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $185.0 million at September 30, 2013. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company's revenues are obtained from dividends declared and paid by the Bank. There were $43.5 million of dividends paid by the Bank to the Company in the nine months ended September 30, 2013.  There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to fund its quarterly cash dividend distributions to common shareholders and meet its ongoing cash obligations, which consist principally of debt service on the $230.1 million (issued amount) of outstanding junior subordinated debentures. As of September 30, 2013, the Company did not have any borrowing arrangements of its own.

As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $359.3 million during the nine months ended September 30, 2013, with the difference between cash provided by operating activities and net income largely consisting of proceeds from the sale of loans held for sale of $1.6 billion, offset by originations of loans held for sale of $1.4 billion.  This compares to net cash provided by operating activities of $42.2 million during the nine months ended September 30, 2012, with the difference between cash provided by operating activities and net income largely consisting of originations of loans held for sale of $1.4 billion, offset by proceeds from the sale of loans held for sale of $1.3 billion.

Net cash of $283.4 million provided by investing activities during the nine months ended September 30, 2013 consisted principally of proceeds from investment securities available for sale of $702.9 million, net covered loan paydowns of $68.8 million, and proceeds from sale of non-covered loans and leases of $60.3 million, partially offset by $352.4 million of net non-covered loan originations, net cash paid in acquisition of $149.7 million, $51.2 million of purchases of investment securities available for sale, and purchases of premises and equipment of $25.6 million.   This compares to net cash of $13.4 million used by investing activities during the nine months ended September 30, 2012, which consisted principally of purchases of investment securities available for sale of $784.8 million, net non-covered loan originations of $391.7 million and purchases of premises and equipment of $17.2 million, partially offset by proceeds from investment securities available for sale of $1.0 billion, net covered loan paydowns of $85.5 million, net proceeds from the FDIC indemnification asset of $26.6 million, and proceeds from the sale of non-covered other real estate owned of $18.8 million.

Net cash of $489.4 million used by financing activities during the nine months ended September 30, 2013 primarily consisted of $311.7 million decrease in net deposits, repayment of term debt of $211.2 million, dividends paid on common stock of $33.8 million, and $8.8 million of repayment of junior subordinated debentures, partially offset by $78.2 million increase in securities sold under agreements to repurchase. This compares to net cash of $131.0 million used by financing activities during the nine months ended September 30, 2012, which consisted primarily of $136.5 million decrease in net deposits, $25.9 million of dividends paid on common stock, and $5.4 million of common stock repurchased, partially offset by $36.4 million increase in net securities sold under agreements to repurchase.

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

Off-balance-Sheet Arrangements

Information regarding Off-Balance-Sheet Arrangements is included in Note 10 of the Notes to Condensed Consolidated Financial Statements.

Concentrations of Credit Risk
Information regarding Concentrations of Credit Risk is included in Note 10 of the Notes to Condensed Consolidated Financial Statements.

Capital Resources

Shareholders' equity at September 30, 2013 was $1.7 billion, a increase of $2.0 million from December 31, 2012. The increase in shareholders' equity during the nine months ended September 30, 2013 was principally due to net income of $73.1 million, offset by other comprehensive loss, net of tax, of $21.2 million and common stock dividends declared of $50.8 million.

The following table shows the Company's consolidated and the Bank’s capital adequacy ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a “well-capitalized” institution at September 30, 2013 and December 31, 2012:

(dollars in thousands)

			For Capital		To be Well
	Actual		Adequacy purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2013
Total Capital
(to Risk Weighted Assets)
Consolidated	$1,270,155	14.74%	$689,365	8.00%	$861,706	10.00%
Umpqua Bank	$1,168,993	13.58%	$688,656	8.00%	$860,820	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$1,172,166	13.61%	$344,501	4.00%	$516,752	6.00%
Umpqua Bank	$1,071,013	12.44%	$344,377	4.00%	$516,566	6.00%
Tier I Capital
(to Average Assets)
Consolidated	$1,172,166	10.96%	$427,798	4.00%	$534,747	5.00%
Umpqua Bank	$1,071,013	10.03%	$427,124	4.00%	$533,905	5.00%
As of December 31, 2012
Total Capital
(to Risk Weighted Assets)
Consolidated	$1,357,206	16.52%	$657,243	8.00%	$821,553	10.00%
Umpqua Bank	$1,234,010	15.03%	$656,825	8.00%	$821,031	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$1,254,514	15.27%	$328,622	4.00%	$492,933	6.00%
Umpqua Bank	$1,131,373	13.78%	$328,410	4.00%	$492,615	6.00%
Tier I Capital
(to Average Assets)
Consolidated	$1,254,514	11.44%	$438,641	4.00%	$548,302	5.00%
Umpqua Bank	$1,131,373	10.32%	$438,517	4.00%	$548,146	5.00%

On July 2, 2013, the federal banking regulators approved the final proposed rules that revise the regulatory capital rules to incorporate certain revisions by the Basel Committee on Banking Supervision to the Basel capital framework ("Basel III"). The phase-in period for the final rules will begin for the Company on January 1, 2015, with full compliance with the final rules entire requirement phased in on January 1, 2019.

The final rules, among other things, include a new common equity Tier 1 capital (“CET1”) to risk-weighted assets ratio, including a capital conservation buffer, which will gradually increase from 4.5% on January 1, 2015 to 7.0% on January 1, 2019. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% on January 1, 2015 to 8.5% on January 1, 2019, as well as require a minimum leverage ratio of 4.0%.

Also, under the final rules, trust preferred security debt issuances will be phased out of Tier 1 capital into Tier 2 capital over a 10 year period, except for bank holding companies with less than $15 billion assets as of December 31, 2009 will be allowed to continue to include these issuances in Tier 1 capital, subject to certain restrictions. If an institution grows above $15 billion as a result of an acquisition (as would result from the proposed merger with Sterling), or organically grows above $15 billion and then makes an acquisition, the combined trust preferred issuances would be phased out of Tier 1 and into Tier 2 capital (75% in 2015 and 100% in 2016). As the Company had less than $15 billion in assets at December 31, 2009, the Company will be able to continue to include its existing trust preferred securities, less the common stock of the Trusts, in the Company's Tier 1 capital. It is possible the Company may accelerate redemption of the existing junior subordinated debentures.  This could result in adjustments to the fair value of these instruments including the acceleration of losses on junior subordinated debentures carried at fair value within non-interest income. The Company currently does not intend to redeem the junior subordinated debentures following the proposed merger in order to support regulatory total capital levels.

The final rules also provide for a number of adjustments to and deductions from the new CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under Basel III, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including the Company and the Bank, may make a one-time permanent election to continue to exclude these items. The Company and Bank expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Company's securities portfolio. In addition, deductions include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. The Company and the Bank are currently evaluating the provisions of the final rules and expected impact.

The Company’s share repurchase plan, which was first approved by the Company's Board of Directors and announced in August 2003, was amended on September 29, 2011 to increase the number of common shares available for repurchase under the plan to 15 million shares.  In April 2013, the repurchase program was extended to run through June 2015. As of September 30, 2013, a total of 12.0 million shares remained available for repurchase. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan.  In addition, our stock plans provide that option and award holders may pay for the exercise price and tax withholdings in part or whole by tendering previously held shares.

The Company’s dividend policy considers, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth to determine the amount of dividends declared, if any, on a quarterly basis. There is no assurance that future cash dividends on common shares will be declared or increased. The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three and nine months ended September 30, 2013 and 2012:

Cash Dividends and Payout Ratios per Common Share

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Dividend declared per common share	$0.15	$0.09	$0.45	$0.25
Dividend payout ratio	71%	41%	69%	38%

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of September 30, 2013 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.             Controls and Procedures

Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic filings with the Securities and Exchange Commission. The disclosure controls and procedures were last evaluated by management as of September 30, 2013.

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

In our Form 10-K for the period ending December 31, 2011, we initially reported on a class action lawsuit filed in the U.S. District Court for the Northern District of California against the Bank by Amber Hawthorne relating to overdraft fees and the posting order of point of sale and ACH items.  On October 25, 2013, U.S. District Judge Jon S. Tigar issued an order dismissing with prejudice the plaintiff’s claims for “unfair” prong of the California Unfair Competition Law (the UCL), breach of the implied covenant of good faith and fair dealing, breach of contract, and unjust enrichment.  Accordingly, the only claims remaining in the action are for alleged violation of the “unlawful” and “fraudulent” prongs of the UCL and for conversion.

The Company has also been named as a defendant in two separate class action lawsuits filed in Spokane County, Washington, Superior Court arising from the proposed Sterling merger (Case Nos. 13-2-03848-4 and 13-2-03904-9). Specifically, the plaintiffs in the actions allege that Sterling and its directors breached their fiduciary shareholder duties by agreeing to the merger terms and that the Company aided and abetted such breach. The actions further seek to enjoin the proposed Sterling merger. The court has consolidated the cases before a single judge for further administration. No other material developments have occurred since entry of the court’s consolidation order.

See Note 10 of the Notes to the Condensed Consolidated Financial Statements for a discussion of the Company’s involvement in litigation pertaining to Visa Inc.

Item 1A.   Risk Factors

In addition to the other information set forth in this report, including the risk factors related to the proposed Merger with Sterling stated below, you should carefully consider the factors discussed under "Part I--Item 1A--Risk Factors" in our Form 10-K for the year ended December 31, 2012.   These factors could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

The market price of Umpqua common stock after the Merger may be affected by factors different from those affecting the shares of Sterling or Umpqua currently.
Upon completion of the Merger, holders of Sterling common stock will become holders of Umpqua common stock. Umpqua’s business differs in important respects from that of Sterling, and, accordingly, the results of operations of the combined company and the market price of Umpqua common stock after the completion of the Merger may be affected by factors different from those currently affecting the independent results of Umpqua’s operations.
Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the merger.
Before the Merger and the bank merger may be completed, Umpqua and Sterling must obtain approvals from the Federal Reserve Board, the FDIC, the Director of the Oregon Department of Consumer and Business Services and the Director of the Washington Department of Financial Institutions. Other approvals, waivers or consents from regulators may also be required. In determining whether to grant these approvals the regulators consider a variety of factors, including the regulatory standing of each party. An adverse development in either party’s regulatory standing or other factors could result in an inability to obtain approval or delay their receipt. Regulators may impose conditions on the completion of the Merger or the bank merger or require changes to the terms of the Merger or the bank merger. Such conditions or changes could have the effect of delaying or preventing completion of the Merger or the bank merger or imposing additional costs on or limiting the revenues of the combined company following the Merger and the bank merger, any of which might have an adverse effect on the combined company following the merger.
Combining the two companies may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the merger may not be realized.

Umpqua and Sterling have operated and, until the completion of the Merger, will continue to operate, independently. The success of the Merger, including anticipated benefits and cost savings, will depend, in part, on Umpqua’s ability to successfully combine and integrate the businesses of Umpqua and Sterling in a manner that permits growth opportunities and does not materially disrupt the existing customer relations nor result in decreased revenues due to loss of customers. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. The loss of key employees could adversely affect Umpqua’s ability to successfully conduct its business, which could have an adverse effect on Umpqua’s financial results and the value of its common stock. If Umpqua experiences difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause Umpqua and/or Sterling to lose customers or cause customers to remove their accounts from Umpqua and/or Sterling and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of Umpqua and Sterling during this transition period and for an undetermined period after completion of the Merger on the combined company. In addition, the actual cost savings of the Merger could be less than anticipated.
Termination of the merger agreement could negatively impact Umpqua.
If the merger agreement is terminated, there may be various consequences. For example, Umpqua’s businesses may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the merger. Also, Umpqua has devoted significant internal resources to the pursuit of this merger and the expected benefit of those resource allocations would be lost if the merger is not completed. Additionally, if the merger agreement is terminated, the market price of Umpqua’s common stock could decline to the extent that the current market prices reflect a market assumption that the merger will be completed. If the merger agreement is terminated under certain circumstances, Umpqua may be required to pay to Sterling a termination fee of $75 million.
Umpqua will be subject to business uncertainties and contractual restrictions while the Merger is pending.
Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on Umpqua. These uncertainties may impair Umpqua’s ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with Umpqua to seek to change existing business relationships. Retention of certain employees by Umpqua may be challenging while the merger is pending, as certain employees may experience uncertainty about their future roles with Umpqua. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Umpqua, Umpqua’s business could be harmed. In addition, subject to certain exceptions, each of Umpqua and Sterling has agreed to operate its business in the ordinary course prior to closing.
If the Merger is not completed, Umpqua will have incurred substantial expenses without realizing the expected benefits of the Merger.
Umpqua has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement. If the Merger is not completed, Umpqua would have to recognize these expenses without realizing the expected benefits of the Merger.
The merger agreement limits Umpqua’s ability to pursue acquisition proposals and requires us to pay a termination fee of $75 million under limited circumstances, including circumstances relating to acquisition proposals. Additionally, certain provisions of Umpqua’s articles of incorporation and bylaws may deter potential acquirers.
The merger agreement prohibits Umpqua from soliciting, initiating, knowingly encouraging or knowingly facilitating certain third‑party acquisition proposals. The merger agreement also provides that Umpqua must pay a termination fee in the amount of $75 million in the event that the merger agreement is terminated under certain circumstances, including Umpqua’s failure to abide by certain obligations not to solicit acquisition proposals. These provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of Umpqua from considering or proposing such an acquisition. Additionally, Umpqua’s restated articles of incorporation authorize the board of directors, when evaluating a merger, tender offer or exchange offer, sale of substantially all assets or similar transaction to consider the effects on Umpqua’s employees, customers, suppliers and communities as well as its shareholders. This provision can be amended only by the affirmative vote of at least 75% of outstanding shares. In addition, under both Oregon and Washington law, certain business combinations involving Umpqua or Sterling with their large shareholders are restricted without the approval of the board of directors of Umpqua or Sterling, respectively.

In addition, in connection with the merger agreement, certain funds associated with Warburg Pincus & Co. (which we refer to collectively as “Warburg Pincus”) and certain funds associated with Thomas H. Lee Advisors, LLC (which we refer to collectively as “Thomas H. Lee”), which collectively as of the Merger announcement date had the right to vote approximately 44% of the outstanding shares of Sterling common stock, agreed, subject to certain exceptions to vote their shares of Sterling common stock in favor of the Merger.
These provisions and agreements, and other provisions of Umpqua’s articles of incorporation or bylaws or of the Oregon Business Corporation Act (the “OBCA”), could make it more difficult for a third‑party to acquire control of Umpqua or Sterling or may discourage a potential competing acquirer.
Holders of Umpqua common stock will have a reduced ownership and voting interest after the merger and will exercise less influence over management.
Holders of Umpqua common stock currently have the right to vote in the election of the board of directors and on other matters affecting Umpqua. Upon the completion of the Merger, each Sterling shareholder who receives shares of Umpqua common stock will become a shareholder of Umpqua. It is currently expected that the former shareholders of Sterling as a group will receive shares in the merger constituting approximately 49% of the outstanding shares of Umpqua common stock immediately after the merger. As a result, current shareholders of Umpqua as a group will own approximately 51% of the outstanding shares of Umpqua common stock immediately after the Merger. Because of this, current Umpqua shareholders may have less influence than they now have on the management and policies of Umpqua.
Umpqua’s shareholders may not approve the increase in authorized shares of common stock necessary to pay the merger consideration to Sterling.
Umpqua’s shareholders will be asked to approve an amendment to Umpqua’s restated articles of incorporation to increase the number of authorized shares of no par value common stock from 200,000,000 to 400,000,000. Currently, Umpqua does not have sufficient shares of common stock authorized, unissued and unreserved under its restated articles of incorporation to allow for the issuance of the shares needed to complete the Merger. If Umpqua fails to obtain shareholder approval of the articles amendment proposal, the merger agreement may be terminated.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable

(b)Not applicable

(c)The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2013:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
7/1/13-7/31/13	8,602	$16.69	—	12,013,429
8/1/13-8/31/13	102,348	$17.05	—	12,013,429
9/1/13-9/30/13	205	$16.37	—	12,013,429
Total for quarter	111,155	$17.02	—

(1)
Common shares repurchased by the Company during the quarter consist of cancellation of 2,026 restricted stock awards and no restricted stock units to pay withholding taxes.  During the three months ended September 30, 2013, 109,129 common shares were repurchased in connection with option exercises and no shares were repurchased pursuant to the Company’s publicly announced corporate stock repurchase plan described in (2) below.

(2)
The Company’s share repurchase plan, which was first approved by its Board of Directors and announced in August 2003, was amended on September 29, 2011 to increase the number of common shares available for repurchase under the plan to 15 million shares.  The repurchase program was extended in April 2013 to run through June 2015. As of September 30, 2013, a total of 12.0 million shares remained available for repurchase. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan.

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

UMPQUA HOLDINGS CORPORATION
(Registrant)

Dated	November 6, 2013	/s/ Raymond P. Davis
President and Chief Executive Officer Raymond P. Davis

Dated	November 6, 2013	/s/ Ronald L. Farnsworth
Ronald L. Farnsworth Executive Vice President/ Chief Financial Officer and Principal Financial Officer

Dated	November 6, 2013	/s/ Neal T. McLaughlin
Neal T. McLaughlin Executive Vice President/Treasurer and Principal Accounting Officer

EXHIBIT INDEX (see separate attachment)

Exhibit
2.1	(a) Agreement and Plan of Merger dated as of September 11, 2013, by and between Sterling Financial Corporation and Umpqua Holdings Corporation

3.1	(b) Restated Articles of Incorporation with designation of Fixed Rate Cumulative Perpetual Preferred Stock, Series A
and designation of Series B Common Stock Equivalent preferred stock

3.2	(c) Bylaws, as amended

4.1	(d) Specimen Common Stock Certificate

10.1	(e) Investor Letter Agreement, dated September 11, 2013, between Umpqua Holdings Corporation, Sterling Financial
Corporation, Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P.

10.2	(f) Investor Letter Agreement, dated September 11, 2013, between Umpqua Holdings Corporation, Sterling Financial
Corporation, Thomas H. Lee Equity Fund VI, L.P., Thomas H. Lee Parallel Fund VI, L.P. and Thomas H. Lee
Parallel (DT) Fund VI, L.P.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to
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

(a)	Incorporated by reference to Exhibit 2.1 to Form 8-K filed September 17, 2013

(b)	Incorporated by reference to Exhibit 3.1 to Form 10-Q filed May 7, 2010

(c)	Incorporated by reference to Exhibit 3.2 to Form 8-K filed April 22, 2008

(d)	Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 (No. 333-77259) filed April 28, 1999

(e)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed September 17, 2013

(f)	Incorporated by reference to Exhibit 10.2 to Form 8-K filed September 17, 2013