Form 10-K
period 2013-12-31
UMPQUA HOLDINGS CORP
filed 2014-02-18
CIK 1077771

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended: December 31, 2013

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
[ X]   Yes   [ ]   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the
Act.
[  ]   Yes   [X]   No

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
[  ]   Yes   [X]   No

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2013, based on the closing price on that date of $15.01 per share, and 110,811,826 shares held was $1,663,285,508.

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practical date:
The number of shares of the Registrant's common stock (no par value) outstanding as of January 31, 2014 was 112,185,772.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2014 Annual Meeting of Shareholders of Umpqua Holdings Corporation ("Proxy Statement") are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

UMPQUA HOLDINGS CORPORATION
FORM 10-K CROSS REFERENCE INDEX

PART I
ITEM 1. BUSINESS.
This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. These statements may include statements that expressly or implicitly predict future results, performance or events. Statements other than statements of historical fact are forward-looking statements. You can find many of these statements by looking for words such as “anticipates,” “expects,” “believes,” “estimates” and “intends” and words or phrases of similar meaning. We make forward-looking statements regarding projected sources of funds, availability of acquisition and growth opportunities, dividends, adequacy of our allowance for loan and lease losses, reserve for unfunded commitments and provision for loan and lease losses, performance of troubled debt restructurings, our commercial real estate portfolio and subsequent chargeoffs, our covered loan portfolio and the Federal Deposit Insurance Corporation ("FDIC") indemnification asset, the benefits of the Financial Pacific leasing, Inc. ("FinPac") acquisition, and the proposed merger ("Merger") with Sterling Financial Corporation ("Sterling"). Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections expressed in forward-looking statements include those set forth in our filings with the Securities and Exchange Commission ("SEC"), Item 1A of this Annual Report on Form 10-K, and the following:

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

•
the impact of the Dodd-Frank Act on the Company’s interest expense, FDIC deposit insurance assessments, regulatory compliance expenses, and interchange fee revenue, which includes a  maximum permissible interchange fee that an issuer may receive for an electronic debit transaction, resulting in a decrease in interchange revenue on an average transaction; and

•
the impact of the new “Basel III” capital rules issued by federal banking regulators in July 2013 ("Basel III Rules") that could require the Company to adjust the fair value, including the acceleration of losses, of the trust preferred securities.

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

Introduction

Umpqua Holdings Corporation (referred to in this report as “we,” “our,” “Umpqua,” and “the Company”), an Oregon corporation, was formed as a bank holding company in March 1999. At that time, we acquired 100% of the outstanding shares of South Umpqua Bank, an Oregon state-chartered bank formed in 1953. We became a financial holding company in March 2000 under the provisions of the Gramm-Leach-Bliley Act of 1999 ("GLB Act"). Umpqua has two principal operating subsidiaries, Umpqua Bank (the “Bank”) and Umpqua Investments, Inc. (“Umpqua Investments”).

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the SEC. You may obtain these reports, and any amendments, from the SEC's website at www.sec.gov. You may obtain copies of these reports, and any amendments, through our website at www.umpquaholdingscorp.com. These reports are available through our website as soon as reasonably practicable after they are filed electronically with the SEC. All of our SEC filings since November 14, 2002 have been made available on our website within two days of filing with the SEC.

General Background
Headquartered in Roseburg, Oregon, Umpqua Bank is considered one of the most innovative community banks in the United States and has implemented a variety of retail marketing strategies to increase revenue and differentiate the itself from its competition. The Bank combines a high touch customer experience with the sophisticated products and expertise of a commercial bank. The Bank provides a wide range of banking, wealth management, mortgage and other financial services to corporate, institutional, and individual customers. The Bank also has a wholly-owned subsidiary, Financial Pacific Leasing Inc., a commercial equipment leasing company.
Umpqua Investments is a registered broker-dealer and registered investment advisor with offices in Portland, Lake Oswego, and Medford, Oregon, and Santa Rosa, California, and also offers products and services offered through Umpqua Bank stores. The firm is one of the oldest investment companies in the Northwest and is actively engaged in the communities it serves. Umpqua Investments offers a full range of investment products and services including: stocks, fixed income securities (municipal, corporate, and government bonds, CDs, and money market instruments), mutual funds, annuities, options, retirement planning, money management services and life insurance.
Along with its subsidiaries, the Company is subject to the regulations of state and federal agencies and undergoes periodic examinations by these regulatory agencies.
Business Strategy
Umpqua Bank’s principal objective is to become the leading community-oriented financial services retailer throughout the Western United States. With the proposed Sterling merger, we plan to continue the expansion of our market into Southern California, Eastern Washington, Eastern Oregon, and Idaho. We intend to continue to grow our assets and increase profitability and shareholder value by differentiating ourselves from competitors through the following strategies:

Capitalize on Innovative Product Delivery System. Our philosophy has been to develop an environment for the customer that makes the banking experience relevant and enjoyable. With this approach in mind, we have developed a unique store concept that offers “one-stop” shopping and includes distinct physical areas or boutiques, such as a “serious about service center,” an “investment opportunity center” and a “computer café,” which make the Bank's products and services more tangible and accessible. In 2006, we introduced our “Neighborhood Stores” and in 2007, we introduced the Umpqua “Innovation Lab.” In 2010, we introduced the next generation version of our Neighborhood Store in the Capitol Hill area of Seattle, Washington. In 2013, we introduced the next generation of our flagship store in San Francisco. We are continuing to remodel existing and acquired stores in metropolitan locations to further our retail vision and have a consistent brand experience.
Deliver Superior Quality Service. We insist on quality service as an integral part of our culture, from the Board of Directors to our newest associates, and believe we are among the first banks to introduce a measurable quality service program. Under our “return on quality” program, the performance of each sales associate and store is evaluated monthly based on specific measurable factors such as the “sales effectiveness ratio” that totals the average number of banking products purchased by each new customer. The evaluations also encompass factors such as the number of new loan and deposit accounts generated in each store, reports by incognito “mystery shoppers” and customer surveys. Based on scores achieved, Umpqua’s “return on quality” program rewards both individual sales associates and store teams with financial incentives. Through such programs, we are able to measure the quality of service provided to our customers and maintain employee focus on quality customer service.
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
Pursue Strategic Acquisitions. A part of our strategy in this economic environment is to pursue the acquisition of banks and financial services companies in markets where we see growth potential.
Marketing and Sales
Our goal of increasing our share of financial services in our market areas is driven by a marketing and sales strategy with the following key components:
Media Advertising. Our comprehensive marketing campaigns aim to strengthen the Umpqua Bank brand and heighten public awareness about our innovative delivery of financial products and services. The Bank has been recognized nationally for its use of new media and unique approach. From programs like the Bank's Discover Local Music Project and ice cream trucks, to campaigns like Save Hard Spend Smart and the Lemonaire, Umpqua is utilizing nontraditional media channels and leveraging mass market media in new ways. In 2005 Umpqua dubbed the term "hand-shake marketing" to describe the Bank's fresh approach to localized marketing.

Retail Store Concept. As a financial services provider, we believe that the store environment is critical to successfully market and sell products and services. Retailers traditionally have displayed merchandise within their stores in a manner designed to encourage customers to purchase their products. Purchases are made on the spur of the moment due to the products' availability and attractiveness. Umpqua Bank believes this same concept can be applied to financial institutions and accordingly displays financial services and products through tactile merchandising within our stores. Unlike many financial institutions whose strategy is to discourage customers from visiting their facilities in favor of ATMs or other forms of electronic banking, we encourage customers to visit our stores, where they are greeted by well-trained sales associates and encouraged to browse and to make “impulse purchases.” Our “Next Generation” store model includes features like free wireless, free use of laptop computers, opening rooms with refrigerated beverages and innovative products packaging like MainStreet for businesses - a package that includes relationship pricing for deposit and loan products, and invitation to “Business Therapy” seminars. The stores host a variety of after-hours events, from poetry readings to seminars on how to build an art collection. To bring financial services to our customers in a cost-effective way, we introduced “Neighborhood Stores.” We build these stores in established neighborhoods and design them to be neighborhood hubs. These stand-alone full-service stores are smaller and emphasize advanced technology. To strengthen brand recognition, all Neighborhood Stores are similar in appearance. Umpqua’s “Innovation Lab” is a one-of-a-kind location, showcasing emerging and existing technologies that foster community and redefine what consumers can expect from a banking experience. As a testing ground for new initiatives, the Lab will change regularly to feature new technology, products, services and community events. In 2013, Umpqua Bank launched our flagship store in San Francisco which received international recognition as the Retail Design Institutes 2013 Store of the Year award.
Service Culture. We believe strongly that if we lead with a service culture, we will have more opportunity to sell our products and services and to create deeper customer relationships across all divisions, from retail to mortgage and commercial. Although a successful marketing program will attract customers to visit, a service environment and a well-trained sales team are critical to selling our products and services. We believe that our service culture has become well established throughout the organization due to our unique facility designs and ongoing training of our associates on all aspects of sales and service. We provide training at our in-house training facility, known as “The World's Greatest Bank University,” to recognize and celebrate exceptional service, and pay commissions for the sale of the Bank's products and services. This service culture has helped transform us from a traditional community bank to a nationally recognized marketing company focused on selling financial products and services.
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
Private Bank. Umpqua Private Bank serves high net worth individuals with liquid investable assets by providing customized financial solutions and offerings. The private bank is designed to augment Umpqua’s existing high-touch customer experience, and works collaboratively with the Bank’s affiliate retail brokerage Umpqua Investments and with the independent investment management firm Ferguson Wellman Capital Management, Inc. ("Ferguson Wellman") to offer a comprehensive, integrated approach that meets clients’ financial goals, including financial planning, trust services, and investments. Umpqua entered into a strategic alliance with Ferguson Wellman in the fall of 2009 to further enhance our offerings to individuals, unions and corporate retirement plans, endowments and foundations.
Retail Brokerage Services and Investment Advisory Services. Umpqua Investments in its combined role as a broker/dealer and a registered investment advisor may provide comprehensive financial planning advice to its clients as well as standard broker/dealer services for traditional brokerage accounts. This advice can include cash management, risk management (insurance planning/sales), investment planning (including investment advice, supervisory services and/or portfolio checkups), retirement planning (for employees and employers), and/or estate planning. The broker/dealer side of Umpqua Investments offers a full range of brokerage services including equity and fixed income products, mutual funds, annuities, options and life insurance products. At December 31, 2013, Umpqua Investments had 41 Series 7-licensed financial advisors serving clients at four stand-alone retail brokerage offices, one location located within a retirement facility, and “Investment Opportunity Centers” located in many Bank stores.

Commercial Loans and Leases and Commercial Real Estate Loans. We offer specialized loans for business and commercial customers, including accounts receivable and inventory financing, equipment loans, commercial equipment leases, international trade, real estate construction loans and permanent financing and Small Business Administration ("SBA") program financing as well as capital markets and treasury management services. Additionally, we offer specially designed loan products for small businesses through our Small Business Lending Center, and have a business banking division to increase lending to small and mid-sized businesses. Ongoing credit management activities continue to focus on commercial real estate loans given this is a significant portion of our loan portfolio. We are also engaged in initiatives that continue to diversify the loan portfolio including a strong focus on commercial and industrial loans in addition to financing owner-occupied properties.
Residential Real Estate Loans. Real estate loans are available for construction, purchase, and refinancing of residential owner-occupied and rental properties. Borrowers can choose from a variety of fixed and adjustable rate options and terms. We sell most residential real estate loans that we originate into the secondary market. Servicing is retained on the majority of these loans. We also support the Home Affordable Refinance Program and Home Affordable Modification Program.
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
Credit unions present a significant competitive challenge for our banking services and products. As credit unions currently enjoy an exemption from income tax, they are able to offer higher deposit rates and lower loan rates than we can on a comparable basis. Credit unions are also not currently subject to certain regulatory constraints, such as the Community Reinvestment Act ("CRA"), which, among other things, requires us to implement procedures to make and monitor loans throughout the communities we serve. Adhering to such regulatory requirements raises the costs associated with our lending activities, and reduces potential operating profits. Accordingly, we seek to compete by focusing on building customer relationships, providing superior service and offering a wide variety of commercial banking products, such as commercial real estate loans, inventory and accounts receivable financing, and SBA program loans for qualified businesses.
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
The following table presents the Bank’s market share percentage for total deposits as of June 30, 2013, in each county where we have operations. The table also indicates the ranking by deposit size in each market. All information in the table was obtained from SNL Financial of Charlottesville, Virginia, which compiles deposit data published by the FDIC as of June 30, 2013 and updates the information for any bank mergers and acquisitions completed subsequent to the reporting date.

Oregon
	Market	Market	Number
County	Share	Rank	of Stores
Benton	5.3%	7	1
Clackamas	2.8%	7	5
Coos	36.4%	1	5
Curry	19.3%	3	1
Deschutes	4.5%	8	5
Douglas	62.5%	1	9
Jackson	14.5%	2	9
Josephine	15.6%	2	5
Lane	15.5%	2	9
Lincoln	7.8%	7	2
Linn	12.2%	5	3
Marion	7.2%	6	3
Multnomah	4.3%	6	16
Washington	3.9%	7	5

California
	Market	Market	Number
County	Share	Rank	of Stores
Amador	4.9%	7	1
Butte	2.8%	10	2
Calaveras	24.0%	2	4
Colusa	39.5%	1	2
Contra Costa	0.3%	22	2
El Dorado	6.9%	4	5
Glenn	29.7%	2	2
Humboldt	24.0%	1	7
Lake	17.6%	2	2
Marin	1.7%	12	3
Mendocino	3.3%	7	1
Napa	10.8%	3	7
Placer	4.1%	6	9
Sacramento	0.8%	17	6
San Francisco	0.0%	40	1
San Joaquin	0.6%	18	1
San Luis Obispo	0.1%	13	1
Santa Clara	0.0%	47	1
Shasta	1.8%	9	1
Solano	3.3%	9	4
Sonoma	0.4%	19	3
Stanislaus	0.9%	15	2
Sutter	13.8%	2	2
Tehama	16.8%	1	2
Trinity	26.4%	2	1
Tuolumne	15.7%	3	5
Yolo	2.6%	11	1
Yuba	25.9%	2	2

Washington
	Market	Market	Number
County	Share	Rank	of Stores
Clark	6.7%	7	5
King	0.7%	18	15
Pierce	3.5%	8	11
Snohomish	0.8%	22	1

Nevada
	Market	Market	Number
County	Share	Rank	of Stores
Washoe	0.3%	8	4

Lending and Credit Functions
The Bank makes both secured and unsecured loans to individuals and businesses. At December 31, 2013, commercial real estate, commercial, residential, and consumer and other represented approximately 58.8%, 28.8%, 11.7%, and 0.7%, respectively, of the total non-covered loan and lease portfolio.
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
The Bank may also maintain an unallocated allowance amount to provide for other credit losses inherent in a loan and lease portfolio that may not have been contemplated in the credit loss factors. This unallocated amount generally comprises less than 5% of the allowance, but may be maintained at higher levels during times of deteriorating economic conditions characterized by falling real estate values. The unallocated amount is reviewed periodically based on trends in credit losses, the results of credit reviews and overall economic trends. As of December 31, 2013, there was no unallocated allowance amount.
Management believes that the ALLL was adequate as of December 31, 2013. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 74% of our total loan portfolio is secured by real estate, and any future significant decline in real estate market values may require an increase in the ALLL.
Employees
As of December 31, 2013, we had a total of 2,490 full-time equivalent employees. None of the employees are subject to a collective bargaining agreement and management believes its relations with employees to be good. For the eighth year in a row, Umpqua Bank was named to Fortune magazine’s list of “100 Best Companies to Work For," ranked #71 on the 2014 list. Information regarding employment agreements with our executive officers is contained in Item 11 below, which item is incorporated by reference to our proxy statement for the 2014 annual meeting of shareholders.

Government Policies
The operations of our subsidiaries are affected by state and federal legislative changes and by policies of various regulatory authorities. These policies include, for example, statutory maximum legal lending rates, domestic monetary policies of the Board of Governors of the Federal Reserve System ("Federal Reserve"), United States fiscal policy, and capital adequacy and liquidity constraints imposed by federal and state regulatory agencies.
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
Holding Company Regulation. We are a registered financial holding company under the GLB Act, and are subject to the supervision of, and regulation by, the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As a financial holding company, we are examined by and file reports with the Federal Reserve. The Federal Reserve expects a bank holding company to serve as a source of financial and managerial strength to its subsidiary bank and, under appropriate circumstances, to commit resources to support the subsidiary bank.
Financial holding companies are bank holding companies that satisfy certain criteria and are permitted to engage in activities that traditional bank holding companies are not. The qualifications and permitted activities of financial holdings companies are described below under “Regulatory Structure of the Financial Services Industry.”
Federal and State Bank Regulation. Umpqua Bank, as a state chartered bank with deposits insured by the FDIC, is primarily subject to the supervision and regulation of the Oregon Department of Consumer and Business Services Division of Finance ("DCBS") and Corporate Securities, the Washington Department of Financial Institutions ("DFI"), the California Department of Business Oversight ("DBO"), the Nevada Division of Financial Institutions, the FDIC and the Consumer Financial Protection Bureau ("CFPB"). These agencies may prohibit the Bank from engaging in what they believe constitute unsafe or unsound banking practices. Our primary state regulator, DCBS, regularly examines the Bank or participates in joint examinations with the FDIC.
The CRA requires that, in connection with examinations of financial institutions within its jurisdiction, the FDIC evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or new facility. A less than “Satisfactory” rating would result in the suspension of any growth of the Bank through acquisitions or opening de novo branches until the rating is improved. As of the most recent CRA examination in July 2013, the Bank's CRA rating was “Satisfactory.”
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
On February 7, 2011, the FDIC adopted a final rule modifying the risk-based assessment system from a domestic deposit base to a scorecard based assessment system, effective April 1, 2011. As of April 1, 2011, the Bank was categorized as a large institution as the Bank has more than $10 billion in assets. The initial base assessment rates range from 5 to 35 basis points. After potential adjustments related to unsecured debt and brokered deposit balances, the final total assessment rates range from 2.5 to 45 basis points. Initial base assessment rates for large institutions ranged from five to 35 basis points. The Bank’s assessment rate for 2013 fell at the low end of this range. Further increases in the assessment rate could have a material adverse effect on our earnings, depending upon the amount of the increase.
In 2006, the Federal Deposit Insurance Reform Act ("Reform Act") increased the deposit insurance limit for certain retirement plan deposit accounts from $100,000 to $250,000. The basic insurance limit for other deposits, including individuals, joint account holders, businesses, government entities, and trusts, remained at $100,000. The Reform Act also provided for the merger of the two deposit insurance funds administered by the FDIC, the Bank Insurance Fund and the Savings Association Insurance Fund, into the DIF. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 ("EESA") temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The basic deposit insurance limit would have returned to $100,000 after December 31, 2009. On May 20, 2009, the Helping Families Save Their Homes Act extended the temporary increase in the standard maximum deposit insurance amount to $250,000 per depositor through December 31, 2013. The standard maximum deposit insurance amount would have returned to $100,000 on January 1, 2014. The Dodd-Frank Act permanently raises the current standard maximum federal deposit insurance amount from $100,000 to $250,000 per qualified account.
In November 2008, the FDIC approved the final rule establishing the Transaction Account Guarantee Program (“TAGP”) as part of the Temporary Liquidity Guarantee Program (“TLGP”). Under this program, effective immediately and through December 31, 2009, all non-interest bearing transaction accounts became fully guaranteed by the FDIC for the entire amount in the account. This unlimited coverage also extended to NOW (interest bearing deposit accounts) earning an interest rate no greater than 0.50% and all IOLTAs (lawyers’ trust accounts). Coverage under the TAGP, funded through insurance premiums paid by participating financial institutions, was in addition to and separate from the additional coverage announced under EESA. In August 2009, the FDIC extended the TAGP portion of the TLGP through June 30, 2010. In June 2010, the FDIC extended the TAGP portion of the TLGP for an additional six months, from July 1, 2010 to December 31, 2010. The rule required that interest rates on qualifying NOW accounts offered by banks participating in the program be reduced to 0.25% from 0.50%. The rule provided for an additional extension of the program, without further rulemaking, for a period of time not to exceed December 31, 2011. Umpqua elected to participate in the TAGP through the extended period. In July 2010, the Dodd-Frank Act was enacted, which provides for unlimited deposit insurance for noninterest bearing transactions accounts (excluding NOW, but including IOLTAs) beginning December 31, 2010 for a period of two years. The TAGP expired as of December 31, 2012 and the FDIC will no longer provide separate, unlimited deposit insurance under that program.
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

Dividends. Under the Oregon Bank Act and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the Bank is subject to restrictions on the payment of cash dividends to its parent company. A bank may not pay cash dividends if that payment would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. In addition, under the Oregon Bank Act, the amount of the dividend paid by the Bank may not be greater than net unreserved retained earnings, after first deducting to the extent not already charged against earnings or reflected in a reserve, all bad debts, which are debts on which interest is unpaid and past due at least six months unless the debt is fully secured and in the process of collection; all other assets charged-off as required by Oregon bank regulators or a state or federal examiner; and all accrued expenses, interest and taxes of the Bank. In addition, state and federal regulatory authorities are authorized to prohibit banks and holding companies from paying dividends that would constitute an unsafe or unsound banking practice. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality, and overall financial condition.
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
On July 2, 2013, federal banking regulators approved final rules that revise the regulatory capital rules to incorporate certain revisions by the Basel Committee on Banking Supervision to the Basel capital framework ("Basel III"). The phase-in period for the final rules will begin for the Company on January 1, 2015, with full compliance with the final rules entire requirement phased in on January 1, 2019.

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

Also, under the final rules, if an institution grows above $15 billion as a result of an acquisition, or organically grows above $15 billion and then makes an acquisition, the combined trust preferred security debt issuances would be phased out of Tier 1 and into Tier 2 capital (75% in 2015 and 100% in 2016). It is possible the Company may accelerate redemption of the existing junior subordinated debentures.  This could result in adjustments to the fair value of these instruments including the acceleration of losses on junior subordinated debentures carried at fair value within non-interest income. The Company currently does not intend to redeem the junior subordinated debentures following the proposed merger in order to support regulatory total capital levels.

The final rules also provide for a number of adjustments to and deductions from the new CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under Basel III, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including the Company and the Bank, may make a one-time permanent election to continue to exclude these items. The Company and Bank expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Company's securities portfolio. In addition, deductions include, for example, the requirement that mortgage servicing rights, certain deferred tax assets not dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.
FDICIA requires federal banking regulators to take “prompt corrective action” with respect to a capital-deficient institution, including requiring a capital restoration plan and restricting certain growth activities of the institution. Umpqua could be required to guarantee any such capital restoration plan required of the Bank if the Bank became undercapitalized. Pursuant to FDICIA, regulations were adopted defining five capital levels: well capitalized, adequately capitalized, undercapitalized, severely undercapitalized and critically undercapitalized. Under the regulations, the Bank is considered “well capitalized” as of December 31, 2013.

Federal and State Regulation of Broker-Dealers. Umpqua Investments is a fully disclosed introducing broker-dealer clearing through First Clearing LLC.  Umpqua Investments is regulated by the Financial Industry Regulatory Authority (“FINRA”) and has deposits insured through the Securities Investors Protection Corp (“SIPC”) as well as third party insurers.  FINRA performs regular examinations of the Umpqua Investments that include reviews of policies, procedures, recordkeeping, trade practices, and customer protection as well as other inquiries.
SIPC protects client securities and cash up to $500,000, including $100,000 for cash with additional coverage provided through First Clearing for the remaining net equity balance in a brokerage account, if any.  This coverage does not include losses in investment accounts.
Broker-Dealer and Related Regulatory Supervision. Umpqua Investments is a member of, and is subject to the regulatory supervision of, FINRA. Areas subject to FINRA oversight review include compliance with trading rules, financial reporting, investment suitability, and compliance with stock exchange rules and regulations.
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
To qualify as a financial holding company, the bank holding company must be deemed to be well-capitalized and well-managed, as those terms are used by the Federal Reserve. In addition, each subsidiary bank of a bank holding company must also be well-capitalized and well-managed and be rated at least “satisfactory” under the CRA. A bank holding company that does not qualify, or has not chosen, to become a financial holding company must limit its activities to traditional banking activities and those non-banking activities the Federal Reserve has deemed to be permissible because they are closely related to the business of banking.
The GLB Act also includes provisions to protect consumer privacy by prohibiting financial services providers, whether or not affiliated with a bank, from disclosing non-public personal, financial information to unaffiliated parties without the consent of the customer, and by requiring annual disclosure of the provider's privacy policy.
The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle-Neal Act”), which became effective in 1995, permits interstate banking and branching, which allows banks to expand nationwide through acquisition, consolidation or merger. Under this law, an adequately capitalized bank holding company may acquire banks in any state or merge banks across state lines if permitted by state law. Further, banks may establish and operate branches in any state subject to the restrictions of applicable state law. Under Oregon law, an out-of-state bank or bank holding company may merge with or acquire an Oregon state chartered bank or bank holding company upon receipt of approval from the Director of the Oregon Department of Consumer and Business Services. The Bank now has the ability to open additional de novo branches in the states of Oregon, California, Washington, and Nevada.

Section 613 of the Dodd-Frank Act eliminates interstate branching restrictions that were implemented as part of the Riegle-Neal Act, and removes many restrictions on de novo interstate branching by national and state-chartered banks. The FDIC and the Office of the Comptroller of the Currency now have authority to approve applications by insured state nonmember banks and national banks, respectively, to establish de novo branches in states other than the bank’s home state if “the law of the State in which the branch is located, or is to be located, would permit establishment of the branch, if the bank were a State bank chartered by such State.” The enactment of this Section 613 may significantly increase interstate banking by community banks in western states, where barriers to entry were previously high.
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
The Sarbanes-Oxley Act provides for, among other things:

•	prohibition on personal loans by Umpqua to its directors and executive officers except loans made by the Bank in accordance with federal banking regulations;

•	independence requirements for Board audit committee members and our auditors;

•	certification of reports under the Securities Exchange Act of 1994 ("Exchange Act") by the chief executive officer, chief financial officer and principal accounting officer;

•	disclosure of off-balance sheet transactions;

•	expedited reporting of stock transactions by insiders; and

•	increased criminal penalties for violations of securities laws.

The Sarbanes-Oxley Act also requires:

•	management to establish, maintain, and evaluate disclosure controls and procedures;

•	management to report on its annual assessment of the effectiveness of internal controls over financial reporting;

•	our external auditor to attest to the effectiveness of internal controls over financial reporting.

The SEC has adopted regulations to implement various provisions of the Sarbanes-Oxley Act, including disclosures in periodic filings pursuant to the Exchange Act. Also, in response to the Sarbanes-Oxley Act, NASDAQ adopted new standards for listed companies. In 2004, the Sarbanes-Oxley Act substantially increased our reporting and compliance expenses.
Emergency Economic Stabilization Act of 2008. This act granted broad powers to the U.S. Treasury, the FDIC, and the Federal Reserve to stabilize the financial markets under the following programs:

•
the Capital Purchase Program allocated $250 billion to the United States Treasury ("Treasury") to purchase senior preferred shares and warrants to purchase commons stock from approved financial institutions;

•
the Troubled Asset Purchase Program allocated $250 billion to the Treasury to purchase troubled assets from financial institutions, with Treasury to also receive securities issued by participating institutions;

•
the TLGP authorized the FDIC to insure newly issued senior unsecured debt and insure the total balance in non-interest bearing transactional deposit accounts of those institutions who elect to participate; and

•
the Commercial Paper and Money Market Investor Funding Facilities authorized the Federal Reserve Bank of New York to purchase rated commercial paper from U.S. companies and to purchase money market instruments from U.S. money market mutual funds.

The Dodd-Frank Wall Street Reform and Consumer Protection Act. On July 21, 2010, President Barack Obama signed the Dodd-Frank Act, which was a sweeping overhaul of financial industry regulation. In general, the Act:

•
Created a systemic-risk council of top regulators, the Financial Stability Oversight Council (FSOC), whose purpose is to identify risks and respond to emerging threats to the financial stability of the U.S. arising from large, interconnected bank holding companies or nonbank financial companies;

•
Gave the FDIC authority to unwind large failing financial firms. Treasury would supply funds to cover the up-front costs of winding down the failed firm, but the government would have to put a "repayment plan" in place. Regulators will recoup any losses incurred from the wind-down afterwards by assessing fees on financial firms with more than $50 billion in assets;

•
Directed the FDIC to base deposit-insurance assessments on assets minus tangible capital instead of on domestic deposits and requires the FDIC to increase premium rates to raise the Deposit Insurance Fund's ("DIF") minimum reserve ratio from 1.15% to 1.35% by September 30, 2020. Banks, like Umpqua, with consolidated assets greater than $10 billion would pay the increased premiums;

•	Extended the FDIC's Transaction Account Guarantee (TAG) program to December 31, 2012. There was no “opt-out” from the extension;

•
Permanently increased FDIC deposit-insurance coverage to $250,000, retroactive to January 1, 2008. The act also eliminated the 1.5% cap on the DIF reserve ratio and automatic dividends when the ratio exceeds 1.35%. The FDIC also has discretion on whether to provide dividends to DIF members;

•	Authorized banks to pay interest on business checking accounts, which is likely to significantly increase our interest expense;

•
Created the CFPB, housed under the Federal Reserve and led by a director appointed by the President and confirmed by the Senate. All existing consumer laws and regulations will be transferred to this agency and each existing regulatory agency will contribute their respective consumer regulatory and exam staffs to the CFPB;

•
Gave the CFPB the authority to write consumer protection rules for banks and nonbank financial firms offering consumer financial services or products and to ensure that consumers are protected from “unfair, deceptive, or abusive” acts or practices. The CFPB also now has authority to examine and enforce regulations for banks with greater than $10 billion in assets;

•
Authorized the CFPB to require banks to compile and provide reports relating to its consumer lending, marketing and other consumer business activities and to make that information available to the public if doing so “in the public interest”;

•
Directed the Federal Reserve to set interchange fees for debit card transactions charged by banks with more than $10 billion in assets. The Federal Reserve must establish what it determines are reasonable fees by factoring in their transaction costs compared to those for checks;

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

•	Adopted additional various mortgage lending and predatory lending provisions;

•
Required federal regulators jointly to prescribe regulations mandating that financial institutions with more than $1 billion in assets to disclose to their regulators their incentive compensation plans to permit the regulators to determine whether the plans provide executive officers, employees, directors or principal shareholders with excessive compensation, fees or benefits, or could lead to material financial loss to the institution;

•
Imposed a number of requirements related to executive compensation that apply to all public companies, such as prohibition of broker discretionary voting in connection with a shareholder vote on executive compensation; mandatory shareholder “say on pay” (every one to three years) and “say on golden parachutes”; and clawback of incentive compensation from current or former executive officers following any accounting restatement;

•
Established a modified version of the “Volcker Rule” and generally prohibits banks from engaging in proprietary trading or holding or obtaining an interest in a hedge fund or private equity fund, to the extent that it would exceed 3% of the bank's Tier 1 capital. A bank's interest in any single hedge fund or private equity fund may not exceed 3% of the assets of that fund.

Joint Agency Guidance on Incentive Compensation. On June 21, 2010, federal banking regulators issued final joint agency guidance on Sound Incentive Compensation Policies. This guidance applies to executive and non-executive incentive compensation plans administered by banks. The guidance says that incentive compensation programs must:

•	Provide employees incentives that appropriately balance risk and reward.

•	Be compatible with effective controls and risk- management; and

•	Be supported by strong corporate governance, including active and effective oversight by the board;

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
Since 2007, dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment and under-employment have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. The protracted poor economy has led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. We have experienced only moderate improvement in these conditions in the recent past, and we do not expect significant improvement in the economy in the near future. There is a risk that economic conditions will deteriorate. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

•
We face increased regulation of our industry, including regulations promulgated under the Dodd-Frank Act. Compliance with such regulation will increase our costs, reduce existing sources of revenue and may limit our ability to pursue business opportunities.

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
The Bank, like other lenders, is subject to credit risk, which is the risk of losing principal or interest due to borrowers’ failure to repay loans in accordance with their terms. Underwriting and documentation controls cannot mitigate all credit risk. A downturn in the economy or the real estate market in our market areas or a rapid increase in interest rates could have a negative effect on collateral values and borrowers’ ability to repay. To the extent loans are not paid timely by borrowers, the loans are placed on non-accrual status, thereby reducing interest income. Further, under these circumstances, an additional provision for loan and lease losses or unfunded commitments may be required. See Management’s Discussion and Analysis of Financial Condition and Results of Operations- “Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments”, “Provision for Loan and Lease Losses” and “Asset Quality and Non-Performing Assets”.
A large percentage of our loan portfolio is secured by real estate, in particular commercial real estate. Deterioration in the real estate market or other segments of our loan portfolio would lead to additional losses, which could have a material adverse effect on our business, financial condition and results of operations.
As of December 31, 2013, approximately 74% of our total loan portfolio is secured by real estate, the majority of which is commercial real estate. Increases in commercial and consumer delinquency levels or continued declines in real estate market values would require increased net charge-offs and increases in the allowance for loan and lease losses, which could have a material adverse effect on our business, financial condition and results of operations and prospects.
Deterioration in the real estate market could result in loans that we have restructured to become delinquent and classified as non-accrual loans.

At December 31, 2013, impaired loans of $68.8 million were classified as performing restructured loans. We restructured the loans in response to borrower financial difficulty, by providing modification of loan repayment terms. Loans are reported as restructured when we grant significant concessions to a borrower experiencing financial difficulties that we would not otherwise consider. Examples of such concessions include forgiveness of principal or accrued interest, extending loan maturity dates or providing a lower interest rate than would be normally available for a transaction of similar risk. In exchange for these concessions, at the time of restructure, we require additional collateral to bring the loan to value to at most 100%. A further decline in the economic conditions in our general market areas or other factors could adversely impact borrowers with restructured loans and cause borrowers to become delinquent or otherwise default or call into question their ability to repay full interest and principal in accordance with the restructured terms, which would result in the restructured loan being reclassified as a non-accrual loan.
The effects of the economic recession have been particularly severe in our primary market areas in the Pacific Northwest, Northern California, and Nevada.
Substantially all of our loans are to businesses and individuals in Northern California, Oregon, Washington, and Nevada. The Pacific Northwest has had one of the nation’s highest unemployment rates and major employers in Oregon and Washington have implemented substantial employee layoffs or scaled back growth plans. A further deterioration in the economic conditions or a prolonged delay in economic recovery in our primary market areas could result in the following consequences, any of which could materially and adversely affect our business: loan delinquencies may increase; problem assets and foreclosures may increase putting further price pressures on valuations generally; demand for our products and services may decrease; low cost or noninterest bearing deposits may decrease; and collateral for loans made by us, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.
The benefits of our FDIC loss-sharing agreements may be reduced or eliminated.
In connection with Umpqua Bank’s assumption of the banking operations of Evergreen Bank, Rainier Pacific Bank, and Nevada Security Bank, the Bank and the FDIC entered into Whole Bank Purchase and Assumption Agreements with Loss-Share (collectively, "Loss Share Agreements"). Our decisions regarding the fair value of assets acquired, including the FDIC loss-sharing assets, could be inaccurate which could materially and adversely affect our business, financial condition, results of operations, and future prospects. Management makes various assumptions and judgments about the collectability of the acquired loans, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. In FDIC-assisted acquisitions that include loss-sharing agreements, we record a loss-sharing asset that reflects our estimate of the timing and amount of future losses that are anticipated to occur in and used to value the acquired loan portfolio. In determining the size of the loss-sharing asset, we analyze the loan portfolio based on historical loss experience, volume and classification of loans, volume and trends in delinquencies and nonaccruals, local economic conditions, and other pertinent information.
If our assumptions relating to the timing or amount of expected losses are incorrect, our operating results could be negatively impacted. Increases in the amount of future losses in response to different economic conditions or adverse developments in the acquired loan portfolio may result in increased credit loss provisions. Changes in our estimate of the timing of those losses, specifically if those losses are to occur beyond the applicable loss-sharing periods, may result in impairments of the FDIC indemnification asset.
In addition, the Loss Share Agreements expire, by their terms on or before July 1, 2015. After expiration, we will no longer receive reimbursement from the FDIC for losses sustained in these acquired portfolios.
Our ability to obtain reimbursement under the loss-sharing agreements on covered assets depends on our compliance with the terms of the loss-sharing agreements.
Management must certify to the FDIC on a quarterly basis our compliance with the terms of the Loss share Agreements as a prerequisite to obtaining reimbursement from the FDIC for realized losses on covered assets. The required terms of the Loss Share Agreements are extensive and failure to comply with any of the guidelines could result in a specific asset or group of assets permanently losing their loss-sharing coverage. Additionally, management may decide to forgo loss-share coverage on certain assets to allow greater flexibility over the management of certain assets. As of December 31, 2013, covered assets were $366.1 million, or 3.1%, of the Company's total assets.
Under the terms of the FDIC loss-sharing agreements, the assignment or transfer of a loss-sharing agreement to another entity generally requires the written consent of the FDIC. No assurances can be given that we will manage the covered assets in such a way as to maintain loss-share coverage on all such assets.
Our pending merger with Sterling, given its size and scope, will likely make it difficult for us to engage in traditional M&A transactions in the near term.

The successful closing and integration of our proposed merger with Sterling is presently our top priority and it will take significant resources over the next 12 to 24 months to accomplish that goal. During this integration phase it is unlikely that we would receive regulatory approval to acquire another bank and our ability to engage in traditional merger and acquisition transactions will be constrained over the near term.

A rapid change in interest rates, or maintenance of rates at historically high or low levels for an extended period, could make it difficult to maintain our current interest income spread and could result in reduced earnings.
Our earnings are largely derived from net interest income, which is interest income and fees earned on loans and investments, less interest paid on deposits and other borrowings. Interest rates are highly sensitive to many factors that are beyond the control of our management, including general economic conditions and the policies of various governmental and regulatory authorities. As interest rates change, net interest income is affected. With fixed rate assets (such as fixed rate loans and most investment securities) and liabilities (such as certificates of deposit), the effect on net interest income depends on the cash flows associated with the maturity of the asset or liability. Asset/liability management policies may not be successfully implemented and from time to time our risk position is not balanced. An unanticipated rapid decrease or increase in interest rates could have an adverse effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore on the level of net interest income. For instance, any rapid increase in interest rates in the future could result in interest expense increasing faster than interest income because of fixed rate loans and longer-term investments. Historically low rates for an extended period of time result in reduced returns from the investment and loan portfolios. Further, substantially higher interest rates generally reduce loan demand and may result in slower loan growth than previously experienced. See Management’s Discussion and Analysis of Financial Condition and Results of Operations-“Quantitative and Qualitative Disclosures about Market Risk”.
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
We are subject to extensive regulation under federal and state laws. These laws and regulations are primarily intended to protect customers, depositors and the deposit insurance fund, rather than shareholders. The Bank is an Oregon state-chartered commercial bank whose primary regulator is the DSBS. The Bank is also subject to the supervision by and the regulations of the DFI, the DBO, the Nevada Division of Financial Institutions, the FDIC, which insures bank deposits and the CFPB. Umpqua Investments is subject to extensive regulation by the SEC and the FINRA. Umpqua is subject to regulation and supervision by the Federal Reserve System, the SEC and NASDAQ. Federal and state regulations may place banks and brokerage firms at a competitive disadvantage compared to less regulated competitors such as finance companies, credit unions, mortgage banking companies and leasing companies. There is also the possibility that laws could be enacted that would prohibit a company from controlling both an FDIC-insured bank and a broker dealer, or restrict their activities if under common ownership. If we receive less than satisfactory results on regulatory examinations, we could be restricted from making acquisitions, adding new stores, developing new lines of business, or otherwise continuing our growth strategy for a period of time. Future changes in federal and state banking and brokerage regulations could adversely affect our operating results and ability to continue to compete effectively.

We may be required to raise additional capital in the future, but that capital may not be available when it is needed, or it may only be available on unacceptable terms, which could adversely affect our financial condition and results of operations.
We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we may not be able to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations and pursue our growth strategy could be materially impaired. We and the Bank are currently well capitalized under applicable regulatory guidelines. However, our business could be negatively affected if we or the Bank failed to remain well capitalized. For example, because Umpqua Bank is well capitalized and we otherwise qualify as a financial holding company, we are permitted to engage in a broader range of activities than are permitted to a bank holding company. Loss of financial holding company status could require that we cease these broader activities. The banking regulators are authorized (and sometimes required) to impose a wide range of requirements, conditions, and restrictions on banks, thrifts, and bank holding companies that fail to maintain adequate capital levels. Further the new capital requirements of the Basel III Rules will become applicable to us beginning January 1, 2015.
New rules will require increased capital and restrict TRUPS as a component of as Tier 1 Capital.
In June 2013, federal banking regulators jointly issued the Basel III Rules. The rules impose new capital requirements and implement Section 171 of the Dodd Frank Act.  The new rules are to be phased in through 2019, beginning January 1, 2015.  Among other things, the rules will require that we maintain a common equity Tier 1 capital ratio of 4.5%, a Tier 1 capital ratio of 6%, a total capital ratio of 8%, and a leverage ratio of 4%.  In addition, we will have to maintain an additional capital conservation buffer of 2.5% of total risk weighted assets or be subject to limitations on dividends and other capital distributions, as well as limiting discretionary bonus payments to executive officers.  The new rules also restrict trust preferred securities/junior subordinated debentures ("TRUPS") from comprising more than 25% of our Tier 1 capital.  TRUPS now constitute approximately 18% of our Tier 1 capital. If an institution grows above $15 billion as a result of an acquisition, or organically grows above $15 billion and then makes an acquisition, the combined trust preferred issuances would be phased out of Tier 1 and into Tier 2 capital (75% in 2015 and 100% in 2016). It is possible the Company may accelerate redemption of the existing junior subordinated debentures.  This could result in adjustments to the fair value of these instruments including the acceleration of losses on junior subordinated debentures carried at fair value within non-interest income. The Company currently does not intend to redeem the junior subordinated debentures following the proposed merger in order to support regulatory total capital levels. The new rules may require us to raise more common capital or other capital that qualifies as Tier 1 capital. The application of more stringent capital requirements could, among other things, result in lower returns on invested capital and result in regulatory actions if we were to be unable to comply with such requirements. But based on the current components and levels of our capital and assets, we believe that we will be in compliance with the new capital requirements.
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
As a bank holding company that conducts substantially all of our operations through the Bank, our ability to pay dividends, repurchase our shares or to repay our indebtedness depends upon liquid assets held by the holding company and the results of operations of our subsidiaries.

The Company is a separate and distinct legal entity from our subsidiaries and it receives substantially all of its revenue from dividends paid from the Bank. There are legal limitations on the extent to which the Bank may extend credit, pay dividends or otherwise supply funds to, or engage in transactions with, us. Our inability to receive dividends from the Bank could adversely affect our business, financial condition, results of operations and prospects.
Our net income depends primarily upon the Bank’s net interest income, which is the income that remains after deducting from total income generated by earning assets the expense attributable to the acquisition of the funds required to support earning assets (primarily interest paid on deposits). The amount of interest income is dependent on many factors including the volume of earning assets, the general level of interest rates, the dynamics of changes in interest rates and the levels of nonperforming loans. All of those factors affect the Bank’s ability to pay dividends to the Company.
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
A decline in the Company’s stock price or expected future cash flows, or a material adverse change in our results of operations or prospects, could result in impairment of our goodwill
From time to time, the Company’s common stock has traded at a price below its book value, including goodwill and other intangible assets.  A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates could result in impairment of our goodwill.  If impairment was deemed to exist, a write down of goodwill would occur with a charge to earnings.

We have a gross deferred tax asset position of $98.4 million at December 31, 2013, and we are required to assess the recoverability of this asset on an ongoing basis.
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
Umpqua is among the fastest-growing community financial services organizations in the United States. Since 2000, we have completed the acquisition and integration of 11 other financial institutions. There is no assurance that future acquisitions will be successfully integrated. We continue to pursue traditional merger and acquisition transactions and to open new stores in Oregon, Washington and California to continue our growth strategy. If we pursue our growth strategy too aggressively, or if factors beyond management’s control divert attention away from our integration plans, we might not be able to realize some or all of the anticipated benefits. Moreover, we are dependent on the efforts of key personnel to achieve the synergies associated with our acquisitions. The loss of one or more of our key persons could have a material adverse effect upon our ability to achieve the anticipated benefits.
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
Umpqua Investments’ retail brokerage operations present special risks not borne by community banks that focus exclusively on community banking. For example, the brokerage industry is subject to fluctuations in the stock market that may have a significant adverse impact on transaction fees, customer activity and investment portfolio gains and losses. Likewise, additional or modified regulations may adversely affect Umpqua Investments’ operations. Umpqua Investments is also dependent on a small number of established brokers, whose departure could result in the loss of a significant number of customer accounts. A significant decline in fees and commissions or trading losses suffered in the investment portfolio could adversely affect Umpqua Investments’ income and potentially require the contribution of additional capital to support its operations. Umpqua Investments is subject to claim arbitration risk arising from customers who claim their investments were not suitable or that their portfolios were too actively traded. These risks increase when the market, as a whole, declines. The risks associated with retail brokerage may not be supported by the income generated by those operations. See Management’s Discussion and Analysis of Financial Condition and Results of Operations-“Non-interest Income”.
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
Changes in interest rates greatly affect the mortgage banking business. One of the principal risks in this area is prepayment of mortgages and the consequent detrimental effect on the value of mortgage servicing rights. We may employ hedging strategies to mitigate this risk but if the hedging decisions and strategies are not successful, our net income could be adversely affected. See Management’s Discussion and Analysis of Financial Condition and Results of Operations-“Mortgage Servicing Rights”.
Our business is highly reliant on technology and our ability to manage the operational risks associated with technology.
Our business involves storing and processing sensitive consumer and business customer data. A cyber security breach may result in theft of such data or disruption of our transaction processing systems. We depend on internal systems and outsourced technology to support these data storage and processing operations. Our inability to use or access these information systems at critical points in time could unfavorably impact the timeliness and efficiency of our business operations. A material breach of customer data security may negatively impact our business reputation and cause a loss of customers, result in increased expense to contain the event and/or require that we provide credit monitoring services for affected customers, result in regulatory fines and sanctions and/or result in litigation. Cyber security risk management programs are expensive to maintain and will not protect the Company from all risks associated with maintaining the security of customer data and the Company’s proprietary data from external and internal intrusions, disaster recovery and failures in the controls used by our vendors. In addition, Congress and the legislatures of states in which we operate regularly consider legislation that would impose more stringent data privacy requirements.
Our business is highly reliant on third party vendors and our ability to manage the operational risks associated with outsourcing those services.

We rely on third parties to provide services that are integral to our operations. These vendors provide services that support our operations, including the storage and processing of sensitive consumer and business customer data, as well as our sales efforts. A cyber security breach of a vendor’s system may result in theft of our data or disruption of business processes.  A material breach of customer data security at a service provider’s site may negatively impact our business reputation and cause a loss of customers; result in increased expense to contain the event and/or require that we provide credit monitoring services for affected customers, result in regulatory fines and sanctions and/or result in litigation.  In most cases, we will remain primarily liable to our customers for losses arising from a breach of a vendor’s data security system. We rely on our outsourced service providers to implement and maintain prudent cyber security controls.  We have procedures in place to assess a vendor’s cyber security controls prior to establishing a contractual relationship and to periodically review assessments of those control systems; however, these procedures are not infallible and a vendor’s system can be breached despite the procedures we employ. We have alliances with other companies that assist in our sales efforts. In our wealth management business, we have an alliance with Ferguson Wellman, a registered investment advisor to whom we refer customers for investment advice and asset management services. We cannot be sure that we will be able to maintain these relationships on favorable terms. In addition, some of our data processing services are provided by companies associated with our competitors. The loss of these vendor relationships could disrupt the services we provide to our customers and cause us to incur significant expense in connection with replacing these services.
Store construction can disrupt banking activities and may not be completed on time or within budget, which could result in reduced earnings.
The Bank has, over the past several years, been transformed from a traditional community bank into a community-oriented financial services retailer. We have announced plans to build new stores in throughout our current footprint as part of our de novo branching strategy. This includes our strategy of building “Neighborhood Stores.” We also continue to remodel acquired bank branches to resemble retail stores that include distinct physical areas or boutiques such as a “serious about service center,” an “investment opportunity center” and a “computer cafe.” Store construction involves significant expense and risks associated with locating store sites and delays in obtaining permits and completing construction. Remodeling involves significant expense, disrupts banking activities during the remodeling period, and presents a new look and feel to the banking services and products being offered. Financial constraints may delay remodeling projects. Customers may not react favorably to the construction-related activities or the remodeled look and feel. There are risks that construction or remodeling costs will exceed forecasted budgets and that there may be delays in completing the projects, which could cause disruption in those markets.
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
Before the Merger and the related merger of the Bank and Sterling Savings Bank may be completed, Umpqua and Sterling must obtain approvals from the Federal Reserve Board, the FDIC, the Director of the DCBS, and the Director of the DFI. Other approvals, waivers or consents from regulators may also be required. In determining whether to grant these approvals the regulators consider a variety of factors, including the regulatory standing of each party. An adverse development in either party’s regulatory standing or other factors could result in an inability to obtain approval or delay their receipt. Regulators may impose conditions on the completion of the Merger or the bank merger or require changes to the terms of the Merger or the bank merger. Such conditions or changes could have the effect of delaying or preventing completion of the Merger or the bank merger or imposing additional costs on or limiting the revenues of the combined company following the Merger and the bank merger, any of which might have an adverse effect on the combined company following the merger.
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
If the Merger agreement is terminated, there may be various consequences. For example, Umpqua’s businesses may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the merger. Umpqua has also devoted significant internal resources to the pursuit of the Merger and the expected benefit of those resource allocations would be lost if the merger is not completed. Additionally, if the Merger agreement is terminated, the market price of Umpqua’s common stock could decline to the extent that the current market prices reflect a market assumption that the merger will be completed. If the Merger agreement is terminated under certain circumstances, Umpqua may be required to pay to Sterling a termination fee of $75 million.
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
These provisions and agreements, and other provisions of Umpqua’s articles of incorporation or bylaws or of the Oregon Business Corporation Act, could make it more difficult for a third‑party to acquire control of Umpqua or Sterling or may discourage a potential competing acquirer.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
The executive offices of Umpqua and Umpqua Investments are located at One SW Columbia Street in Portland, Oregon in office space that is leased. The Bank's headquarters, located in Roseburg, Oregon, is owned. At December 31, 2013, the Bank conducted community banking activities or operated Commercial Banking Centers at 206 locations, in Northern California, Oregon and Washington along the I-5 corridor; in the San Francisco Bay area, Inland Foothills, Napa, and Coastal regions in California; in Bend and along the Pacific Coast of Oregon; in greater Seattle and Bellevue, Washington, and in Reno, Nevada, of which 65 are owned and 141 are leased under various agreements. As of December 31, 2013, the Bank also operated 13 facilities for the purpose of administrative and other functions, such as back-office support, of which 4 are owned and 9 are leased. All facilities are in a good state of repair and appropriately designed for use as banking or administrative office facilities. As of December 31, 2013, Umpqua Investments leased four stand-alone offices from unrelated third parties, one stand-alone office from the Bank, and also leased space in nine Bank stores under lease agreements based on market rates.
Additional information with respect to owned premises and lease commitments is included in Notes 8 and 20, respectively, of the Notes to Consolidated Financial Statements in Item 8 below.
ITEM 3. LEGAL PROCEEDINGS.
Due to the nature of our business, we are involved in legal proceedings that arise in the ordinary course of our business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, cash flows, or our ability to close the proposed Sterling merger.

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

The Company has also been named as a defendant in two separate class action lawsuits filed in Spokane County, Washington, Superior Court arising from the proposed Sterling merger (Case Nos. 13-2-03848-4 and 13-2-03904-9). Specifically, the plaintiffs in the actions allege that Sterling and its directors breached their fiduciary shareholder duties by agreeing to the merger terms and that the Company aided and abetted such breach. The actions further seek to enjoin the proposed Sterling merger. The court has consolidated the cases before a single judge for further administration. On January 16, 2014, the parties executed a Memorandum of Understanding (the “MOU”) that contains the essential terms of a settlement and dismissal of the consolidated cases. The MOU does not call for the payment of any money damages, but does require the defendants to make certain additional disclosures relating to the proposed merger and to pay the attorney fees, costs, and expenses of plaintiffs’ counsel incurred in connection with the action. The terms of the MOU further provided that if the parties cannot agree on the amount of fees, costs, and expenses to be paid by the defendants to plaintiffs’ counsel, such amount shall be decided by the court.

See Note 20 (Legal Proceedings) of the Notes to Consolidated Financial Statements in Item 8 below for a discussion of the Company’s involvement in litigation pertaining to Visa, Inc.
ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
 (a)    Our common stock is traded on The NASDAQ Global Select Market under the symbol “UMPQ.” As of December 31, 2013, there were 200,000,000 common shares authorized for issuance. The following table presents the high and low sales prices of our common stock for each period, based on inter-dealer prices that do not include retail mark-ups, mark-downs or commissions, and cash dividends declared for each period:

Quarter Ended	High	Low	Cash Dividend Per Share
December 31, 2013	$19.65	$16.09	$0.15
September 30, 2013	$17.48	$15.08	$0.15
June 30, 2013	$15.29	$11.45	$0.20
March 31, 2013	$13.54	$12.00	$0.10

December 31, 2012	$13.03	$11.17	$0.09
September 30, 2012	$13.88	$11.84	$0.09
June 30, 2012	$13.72	$11.84	$0.09
March 31, 2012	$13.86	$11.72	$0.07

As of December 31, 2013, our common stock was held by approximately 4,299 shareholders of record, a number that does not include beneficial owners who hold shares in “street name”, or shareholders from previously acquired companies that have not exchanged their stock. At December 31, 2013, a total of 981,000 stock options, 992,000 shares of restricted stock and 95,000 restricted stock units were outstanding. Additional information about stock options, restricted stock and restricted stock units is included in Note 22 of the Notes to Consolidated Financial Statements in Item 8 below and in Item 12 below.
The payment of future cash dividends is at the discretion of our Board of Directors and subject to a number of factors, including results of operations, general business conditions, growth, financial condition and other factors deemed relevant by the Board of Directors. Further, our ability to pay future cash dividends is subject to certain regulatory requirements and restrictions discussed in the Supervision and Regulation section in Item 1 above.
During 2013, Umpqua's Board of Directors approved a quarterly cash dividend of $0.10 per common share for the first quarter, $0.20 per common share for the second quarter and $0.15 per common share for the third and fourth quarters. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth. We expect that the dividend rate will be reassessed on a quarterly basis by the Board of Directors in accordance with the dividend policy.
We have a dividend reinvestment plan that permits shareholder participants to purchase shares at the then-current market price in lieu of the receipt of cash dividends. Shares issued in connection with the dividend reinvestment plan are purchased in open market transactions.
Equity Compensation Plan Information

The following table sets forth information about equity compensation plans that provide for the award of securities or the grant of options to purchase securities to employees and directors of Umpqua and its subsidiaries and predecessors by merger that were in effect at December 31, 2013.

(shares in thousands)
	Equity Compensation Plan Information
	(A)	(B)	(C)
	Number of securities		Number of securities
	to be issued	Weighted average	remaining available for future
	upon exercise of	exercise price of	issuance under equity
	outstanding options	outstanding options,	compensation plans excluding
Plan category	warrants and rights	warrants and rights (4)	securities reflected in column (A)
Equity compensation plans
approved by security holders
2013 Stock Incentive Plan (1)	—	$—	3,831
2003 Stock Incentive Plan (1)	981	$16.58	—
2007 Long Term Incentive Plan (1),(2)	95	$—	—
Other (3)	38	$15.87	—
Total	1,114	$16.17	3,831

Equity compensation plans
not approved by security holders	—	$—	—

Total	1,114	$16.17	3,831

(1)
At the annual meeting on April 16, 2013, shareholders approved the Company's 2013 Incentive Plan (the “2013 Plan”), which, among other things, authorizes the issuance of equity awards to directors and employees and reserves 4,000,000 shares of the Company's common stock for issuance under the plan. With the adoption of the 2013 Plan, no additional awards will be issued from the 2003 Stock Incentive Plan or the 2007 Long Term Incentive Plan. The Company has options outstanding under two prior plans adopted in 1995 and 2000, respectively. With the adoption of the 2013 Plan, no additional grants can be issued under the previous plans. The Company also assumed various plans in connection with mergers and acquisitions but does not make grants under those plans. Stock options and restricted stock awards generally vest ratably over three to five years and are recognized as expense over that same period of time. Under the terms of the 2013 Plan, options and awards generally vest ratably over a period of three to five years, the exercise price of each option equals the market price of the Company's common stock on the date of the grant, and the maximum term is ten years.

(2)
At Umpqua’s 2007 Annual Meeting, shareholders approved a 2007 Long Term Incentive Plan. The plan authorized the issuance of one million shares of stock through awards of performance-based restricted stock unit grants to executive officers. There were no grants approved to be issued in 2013 and target grants of 20,000 and maximum grants of 25,000 were approved to be issued in 2012 under this plan. During 2011, 63,300 units vested and were released and 47,475 units forfeited. During 2012, no units vested and were released and 113,750 units forfeited. During 2013, no units vested and were released and 35,000 units forfeited. As of December 31, 2013, 95,000 restricted stock units are expected to vest if the current estimate of performance-based targets is satisfied, and there are no securities available for future issuance.

(3)	Includes other Umpqua stock plans and stock plans assumed through previous mergers.

(4)	Weighted average exercise price is based solely on securities with an exercise price.

(b)    Not applicable.

(c)    The following table provides information about repurchases of common stock by the Company during the quarter ended December 31, 2013:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
10/1/13 - 10/31/13	200	$16.40	—	12,013,429
11/1/13 - 11/30/13	228,282	$17.32	—	12,013,429
12/1/13 - 12/31/13	37,031	$18.88	—	12,013,429
Total for quarter	265,513	$17.54	—

(1)
Shares repurchased by the Company during the quarter consist of cancellation of 1,134 restricted shares to pay withholding taxes. There were 264,379 shares tendered in connection with option exercises and no shares were repurchased pursuant to the Company’s publicly announced corporate stock repurchase plan described in (2) below.

(2)
The Company’s share repurchase plan, which was first approved by the Board and announced in August 2003, was amended on September 29, 2011 to increase the number of common shares available for repurchase under the plan to 15 million shares. The repurchase program was extended in April 2013 to run through June 2015. As of December 31, 2013, a total of 12.0 million shares remained available for repurchase. The Company repurchased 98,027 shares in 2013, 512,280 shares in 2012, and 2.5 million shares under the repurchase plan in 2011. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan.

There were 438,136 and 37,720 shares tendered in connection with option exercises during the years ended December 31, 2013 and 2012, respectively. Restricted shares cancelled to pay withholding taxes totaled 48,514 and 45,873 shares during the years ended December 31, 2013 and 2012, respectively. There were no restricted stock units cancelled to pay withholding taxes during the years ended December 31, 2013 and 2012, respectively.

Stock Performance Graph

The following chart, which is furnished not filed, compares the yearly percentage changes in the cumulative shareholder return on our common stock during the five fiscal years ended December 31, 2013, with (i) the Total Return Index for NASDAQ Bank Stocks (ii) the Total Return Index for The Nasdaq Stock Market (U.S. Companies) and (iii) the Standard and Poor’s 500. This comparison assumes $100.00 was invested on December 31, 2008, in our common stock and the comparison indices, and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. Price information from December 31, 2008 to December 31, 2013, was obtained by using the NASDAQ closing prices as of the last trading day of each year.

	Period Ending
	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Umpqua Holdings Corporation	$100.00	$93.10	$85.95	$89.49	$87.45	$149.79
Nasdaq Bank Stocks	$100.00	$65.67	$74.97	$67.10	$79.64	$143.84
Nasdaq U.S.	$100.00	$87.24	$103.08	$102.26	$120.42	$281.22
S&P 500	$100.00	$79.68	$91.68	$93.61	$108.59	$228.19

ITEM 6. SELECTED FINANCIAL DATA.
Umpqua Holdings Corporation
Annual Financial Trends

(in thousands, except per share data)

	2013	2012	2011	2010	2009
Interest income	$442,846	$456,085	$501,753	$488,596	$423,732
Interest expense	37,881	48,849	73,301	93,812	103,024
Net interest income	404,965	407,236	428,452	394,784	320,708
Provision for non-covered loan and lease losses	16,829	21,796	46,220	113,668	209,124
(Recapture of) provision for covered loan and lease losses	(6,113)	7,405	16,141	5,151	—
Non-interest income	121,441	136,829	84,118	75,904	73,516
Non-interest expense	355,825	357,314	338,611	311,063	267,178
Goodwill impairment	—	—	—	—	111,952
Merger related expenses	8,836	2,338	360	6,675	273
Income (loss) before provision for (benefit from) income taxes	151,029	155,212	111,238	34,131	(194,303)
Provision for (benefit from) income taxes	52,668	53,321	36,742	5,805	(40,937)
Net income (loss)	98,361	101,891	74,496	28,326	(153,366)
Preferred stock dividends	—	—	—	12,192	12,866
Dividends and undistributed earnings allocated to participating securities	788	682	356	67	30
Net earnings (loss) available to common shareholders	$97,573	$101,209	$74,140	$16,067	$(166,262)

YEAR END
Assets	$11,636,112	$11,795,443	$11,562,858	$11,668,710	$9,381,372
Earning assets	10,267,981	10,465,505	10,263,923	10,374,131	8,344,203
Non-covered loans and leases (1)	7,354,403	6,681,080	5,888,098	5,658,987	5,999,267
Covered loans and leases, net	363,992	477,078	622,451	785,898	—
Deposits	9,117,660	9,379,275	9,236,690	9,433,805	7,440,434
Term debt	251,494	253,605	255,676	262,760	76,274
Junior subordinated debentures, at fair value	87,274	85,081	82,905	80,688	85,666
Junior subordinated debentures, at amortized cost	101,899	110,985	102,544	102,866	103,188
Common shareholders' equity	1,727,426	1,724,039	1,672,413	1,642,574	1,362,182
Total shareholders' equity	1,727,426	1,724,039	1,672,413	1,642,574	1,566,517
Common shares outstanding	111,973	111,890	112,165	114,537	86,786

AVERAGE
Assets	$11,507,688	$11,499,499	$11,600,435	$10,830,486	$8,975,178
Earning assets	10,224,606	10,252,167	10,332,242	9,567,341	7,925,014
Non-covered loans and leases (1)	6,950,740	6,153,116	5,723,771	5,783,452	6,103,666
Covered loans and leases, net	416,862	554,078	707,026	681,569	—
Deposits	9,057,673	9,124,619	9,301,978	8,607,980	7,010,739
Term debt	252,546	254,601	257,496	261,170	129,814
Junior subordinated debentures	189,237	187,139	184,115	184,134	190,491
Common shareholders' equity	1,729,083	1,701,403	1,671,893	1,589,393	1,315,953
Total shareholders' equity	1,729,083	1,701,403	1,671,893	1,657,544	1,519,119
Basic common shares outstanding	111,938	111,935	114,220	107,922	70,399
Diluted common shares outstanding	112,176	112,151	114,409	108,153	70,399

PER COMMON SHARE DATA
Basic earnings (loss)	$0.87	$0.90	$0.65	$0.15	$(2.36)
Diluted earnings (loss)	0.87	0.90	0.65	0.15	(2.36)
Book value	15.43	15.41	14.91	14.34	15.70

Tangible book value (2)	8.49	9.28	8.87	8.39	8.33
Cash dividends declared	0.60	0.34	0.24	0.20	0.20

(dollars in thousands)
	2013	2012	2011	2010	2009
PERFORMANCE RATIOS
Return on average assets (3)	0.85%	0.88%	0.64%	0.15%	(1.85)%
Return on average common shareholders' equity (4)	5.64%	5.95%	4.43%	1.01%	(12.63)%
Return on average tangible common shareholders' equity (5)	9.78%	9.87%	7.47%	1.76%	(26.91)%
Efficiency ratio (6), (7)	68.68%	65.54%	65.58%	66.90%	95.34%
Average common shareholders' equity to average assets	15.03%	14.80%	14.41%	14.68%	14.66%
Leverage ratio (8)	10.90%	11.44%	10.91%	10.56%	12.79%
Net interest margin (fully tax equivalent) (9)	4.01%	4.02%	4.19%	4.17%	4.09%
Non-interest revenue to total net revenue (10)	23.07%	25.15%	16.41%	16.13%	18.65%
Dividend payout ratio (11)	68.97%	37.78%	36.92%	133.33%	(8.47)%

ASSET QUALITY
Non-covered, non-performing loans and leases	$35,321	$70,968	$91,383	$145,248	$199,027
Non-covered, non-performing assets	57,154	88,106	125,558	178,039	223,593
Allowance for non-covered loan and lease losses	85,314	85,391	92,968	101,921	107,657
Net non-covered charge-offs	16,906	29,373	55,173	119,404	197,332
Non-covered, non-performing loans and leases to non-covered loans and leases	0.48%	1.06%	1.55%	2.57%	3.32%
Non-covered, non-performing assets to total assets	0.49%	0.75%	1.09%	1.53%	2.38%
Allowance for non-covered loan and lease
losses to total non-covered loans and leases	1.16%	1.28%	1.58%	1.80%	1.79%
Allowance for non-covered credit losses to non-covered loans and leases	1.18%	1.30%	1.59%	1.82%	1.81%
Net charge-offs to average non-covered loans and leases	0.24%	0.48%	0.96%	2.06%	3.23%

(1)	Excludes loans held for sale

(2)
Average common shareholders' equity less average intangible assets (excluding MSR) divided by shares outstanding at the end of the year. See Management’s Discussion and Analysis of Financial Condition and Results of Operations-“Results of Operations - Overview” for the reconciliation of non-GAAP financial measures, in Item 7 of this report.

(3)	Net earnings (loss) available to common shareholders divided by average assets.

(4)	Net earnings (loss) available to common shareholders divided by average common shareholders' equity.

(5)
Net earnings (loss) available to common shareholders divided by average common shareholders' equity less average intangible assets. See Management’s Discussion and Analysis of Financial Condition and Results of Operations-“Results of Operations - Overview” for the reconciliation of non-GAAP financial measures, in Item 7 of this report.

(6)	Non-interest expense divided by the sum of net interest income (fully tax equivalent) and non-interest income.

(7)
The efficiency ratio calculation includes goodwill impairment charges of $112.0 million in 2009. Goodwill impairment losses are a non-cash expense that have no direct effect on the Company’s or the Bank’s liquidity or capital ratios.

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
EXECUTIVE OVERVIEW

Significant items for the year ended December 31, 2013 were as follows:

Financial Performance

•
Net earnings available to common shareholders per diluted common share were $0.87 for the year ended December 31, 2013, as compared to $0.90 for the year ended December 31, 2012.  Operating earnings per diluted common share, defined as earnings available to common shareholders before net gains or losses on junior subordinated debentures carried at fair value, net of tax and merger related expenses, net of tax, divided by the same diluted share total used in determining diluted earnings per common share, were $0.94 for the year ended December 31, 2013, as compared to operating income per diluted common share of $0.93 for the year ended December 31, 2012.  Operating income per diluted share is considered a “non-GAAP” financial measure.  More information regarding this measurement and reconciliation to the comparable GAAP measurement is provided under the heading Results of Operations - Overview below.

•
Net interest margin, on a tax equivalent basis, was 4.01% for the year ended December 31, 2013, compared to 4.02% for the year ended December 31, 2012.  The decrease in net interest margin resulted from the decline in non-covered loan and lease yields, the decline in investment yields, an increase in interest bearing cash, the decrease in average investment balances and in average covered loan balances, partially offset by the increase in average non-covered loans and leases outstanding, the increase in non-interest bearing deposits, and the decrease in the cost of interest bearing deposits. Excluding the impact of loan disposal gains from the covered loan portfolio and interest and fee reversals on non-accrual loans, our adjusted net interest margin was 3.89% for the year ended December 31, 2013, as compared to adjusted net interest margin of 3.86% for the year ended December 31, 2012. Adjusted net interest margin is considered a “non-GAAP” financial measure. More information regarding this measurement and reconciliation to the comparable GAAP measurement is provided under the heading Results of Operations - Overview below.

•
Mortgage banking revenue was $78.9 million for 2013, compared to $84.2 million for 2012.  Closed mortgage volume decreased 12% in the current year-to-date over the prior year same period due to lower refinancing activity attributable to the increase in mortgage interest rates, partially offset by increased purchase activity driven by continued improvement of the housing market.

•
Total gross non-covered loans and leases were $7.4 billion as of December 31, 2013, an increase of $673.3 million, or 10.1%, as compared to December 31, 2012.  This increase is attributable to increased commercial real estate, commercial, and residential mortgage production during the year as well as the acquired FinPac lease portfolio.

•
Total deposits were $9.1 billion as of December 31, 2013, a decrease of $261.6 million, or 2.8%, as compared to December 31, 2012.  The decline resulted primarily from customer transfers of balances to securities sold under agreements to repurchase and from anticipated run-off of higher priced money market and time deposits.

•	Total consolidated assets were $11.6 billion as of December 31, 2013, as compared to $11.8 billion at December 31, 2012.

Credit Quality

•
Non-covered, non-performing assets decreased to $57.2 million, or 0.49% of total assets, as of December 31, 2013, as compared to $88.1 million, or 0.75% of total assets, as of December 31, 2012.  Non-covered, non-performing loans and leases decreased to $35.3 million, or 0.48% of total non-covered loans and leases, as of December 31, 2013, as compared to $71.0 million, or 1.06% of total non-covered loans and leases as of December 31, 2012.  Non-accrual loans have been written-down to their estimated net realizable values.

•
Net charge-offs on non-covered loans were $16.9 million for the year ended December 31, 2013, or 0.24% of average non-covered loans and leases, as compared to net charge-offs of $29.4 million, or 0.48% of average non-covered loans and leases, for the year ended December 31, 2012.

•
The provision for non-covered loan and lease losses was $16.8 million for 2013, as compared to $21.8 million recognized for 2012. This change resulted primarily from a decrease in net charge-offs as a result of continued reduction of non-performing loans and leases.

Capital and Growth Initiatives

•
Total risk based capital decreased to 14.7% as of December 31, 2013, compared to 16.5% as of December 31, 2012, due to the increase in goodwill and risk-weighted assets as compared to December 31, 2012, as a result of the FinPac acquisition and organic loan growth.

•	Declared cash dividends of $0.60 per common share for 2013 compared to $0.34 per common share for 2012.

•	Completed the acquisition of FinPac in July 2013 and announced in September 2013, the proposed merger with Sterling.

•	Opened four new Home Lending offices and four new Community Banking stores.

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

The Bank may also maintain an unallocated allowance amount to provide for other credit losses inherent in a loan and lease portfolio that may not have been contemplated in the credit loss factors. This unallocated amount generally comprises less than 5% of the allowance, but may be maintained at higher levels during times of economic conditions characterized by falling real estate values. The unallocated amount is reviewed periodically based on trends in credit losses, the results of credit reviews and overall economic trends. As of December 31, 2013, there was no unallocated allowance amount.
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

Management believes that the ALLL was adequate as of December 31, 2013. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 74% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses.

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

Retained mortgage servicing rights are measured at fair values as of the date of sale. We use quoted market prices when available. Subsequent fair value measurements are determined using a discounted cash flow model. In order to determine the fair value of the MSR, the present value of expected net future cash flows is estimated. Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income net of servicing costs. This model is periodically validated by an independent external model validation group. The model assumptions and the MSR fair value estimates are also compared to observable trades of similar portfolios as well as to MSR broker valuations and industry surveys, as available.

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

Valuation of Goodwill and Intangible Assets

At December 31, 2013, we had $776.7 million in goodwill and other intangible assets as a result of business combinations. Goodwill and other intangible assets with indefinite lives are not amortized but instead are periodically tested for impairment. Management performs an impairment analysis for the intangible assets with indefinite lives on an annual basis as of December 31.  Additionally, goodwill and other intangible assets with indefinite lives are evaluated on an interim basis when events or circumstance indicate impairment potentially exists.  The impairment analysis requires management to make subjective judgments. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures, technology, changes in discount rates and specific industry and market conditions. There can be no assurance that changes in circumstances, estimates or assumption may result in additional impairment of all, or some portion of, goodwill.

The Company performed its annual goodwill impairment analysis of the Community Banking reporting segment as of December 31, 2013. In the first step of the goodwill impairment test the Company determined that the fair value of the Community Banking reporting unit exceeded its carrying amount. The impairment analysis requires management to make subjective judgments. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures, technology, changes in discount rates and specific industry and market conditions. There can be no assurance that changes in circumstances, estimates or assumption will not result in additional impairment of all, or some portion of, goodwill. Additional information is included in Note 9 of the Notes to Consolidated Financial Statements.
Stock-based Compensation

In accordance with FASB ASC 718, Stock Compensation, we recognize expense in the income statement for the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). The requisite service period may be subject to performance conditions. The fair value of each grant is estimated as of the grant date using the Black-Scholes option-pricing model or a Monte Carlo simulation pricing model, as required by the features of the grants. Management assumptions utilized at the time of grant impact the fair value of the option calculated under the pricing model, and ultimately, the expense that will be recognized over the expected service period related to each option. Additional information is included in Note 1 of the Notes to Consolidated Financial Statements.

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
In January 2014, the FASB issued ASU No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. ASU 2014-04 permit an entity to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2014 and should be applied prospectively. The Company is currently reviewing the requirements of ASU No. 2014-01, but does not expect the ASU to have a material impact on the Company's consolidated financial statements.
In January 2014, the FASB issued ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon foreclosure. ASU 2014-04 clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2014 and can be applied with a modified retrospective transition method or prospectively. The adoption of ASU No. 2014-04 is not expected to have a material impact on the Company's consolidated financial statements.
RESULTS OF OPERATIONS--OVERVIEW

For the year ended December 31, 2013, net earnings available to common shareholders were $97.6 million, or $0.87 per diluted common share, as compared to net earnings available to common shareholders of $101.2 million, or $0.90 per diluted common share for the year ended December 31, 2012. The decrease in net earnings available to common shareholders in 2013 is principally attributable to decreased net interest income, decreased non-interest income increased non-interest expense, partially offset by decreased provision for covered loan and lease losses and recapture of provision for covered loan losses.

For the year ended December 31, 2012, net earnings available to common shareholders were $101.2 million, or $0.90 per diluted common share, as compared to net earnings available to common shareholders of $74.1 million, or $0.65 per diluted common share for the year ended December 31, 2011. The increase in net earnings available to common shareholders in 2012 is principally attributable to increased non-interest income and decreased provision for loan losses, partially offset by decreased net interest income and increased non-interest expense.

Umpqua recognizes gains or losses on our junior subordinated debentures carried at fair value resulting from the estimated market credit risk adjusted spread and changes in interest rates that do not directly correlate with the Company’s operating performance. Also, Umpqua incurs significant expenses related to the completion and integration of mergers and acquisitions. Additionally, we may recognize goodwill impairment losses that have no direct effect on the Company’s or the Bank’s cash balances, liquidity, or regulatory capital ratios. Lastly, Umpqua may recognize one-time bargain purchase gains on certain acquisitions that are not reflective of Umpqua’s on-going earnings power. Accordingly, management believes that our operating results are best measured on a comparative basis excluding the impact of gains or losses on junior subordinated debentures measured at fair value, net of tax, merger-related expenses, net of tax, and other charges related to business combinations such as goodwill impairment charges or bargain purchase gains, net of tax. We define operating earnings as earnings available to common shareholders before gains or losses on junior subordinated debentures carried at fair value, net of tax, bargain purchase gains on acquisitions, net of tax, merger related expenses, net of tax, and goodwill impairment, and we calculate operating earnings per diluted share by dividing operating earnings by the same diluted share total used in determining diluted earnings per common share (see Note 25 of the Notes to Consolidated Financial Statements in Item 8 below). Operating earnings and operating earnings per diluted share are considered “non-GAAP” financial measures. Although we believe the presentation of non-GAAP financial measures provides a better indication of our operating performance, readers of this report are urged to review the GAAP results as presented in the Financial Statements and Supplementary Data in Item 8 below.
The following table provides the reconciliation of earnings available to common shareholders (GAAP) to operating earnings (non-GAAP), and earnings per diluted common share (GAAP) to operating earnings per diluted share (non-GAAP) for the years ended December 31, 2013, 2012, and 2011:

Reconciliation of Net Earnings Available to Common Shareholders to Operating Earnings
Years Ended December 31,

(in thousands, except per share data)

	2013	2012	2011
Net earnings available to common shareholders	$97,573	$101,209	$74,140
Adjustments:
Net loss on junior subordinated debentures carried at fair value, net of tax (1)	1,318	1,322	1,318
Merger-related expenses, net of tax (1)	6,820	1,403	216
Operating earnings	$105,711	$103,934	$75,674
Per diluted share:
Net earnings available to common shareholders	$0.87	$0.90	$0.65
Adjustments:
Net loss on junior subordinated debentures carried at fair value, net of tax (1)	0.01	0.01	0.01
Merger-related expenses, net of tax (1)	0.06	0.02	—
Operating earnings	$0.94	$0.93	$0.66

(1) Adjusted for income tax effect of pro forma operating earnings of 40% for tax-deductible items.

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
The following table presents a reconciliation of net interest income to adjusted net interest income and net interest margin to adjusted net interest margin for the years ended December 31, 2013, 2012, and 2011:

Reconciliation of Net Interest Income to Adjusted Net Interest Income and Net Interest Margin to Adjusted Net Interest Margin
Years Ended December 31,

(dollars in thousands)

	2013	2012	2011
Net interest income - tax equivalent basis (1)	$409,544	$411,886	$432,748
Adjustments:
Interest and fee reversals on non-accrual loans	922	1,498	1,751
Covered loan disposal gains	(13,135)	(17,829)	(26,327)
Adjusted net interest income - tax equivalent basis (1)	$397,331	$395,555	$408,172
Average interest earning assets	$10,224,606	$10,252,167	$10,332,242
Net interest margin - consolidated (1)	4.01%	4.02%	4.19%
Adjusted net interest margin - consolidated (1)	3.89%	3.86%	3.95%

(1)
Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $4.6 million, $4.7 million, and $4.3 million for the years ended 2013, 2012, and 2011 respectively.

The following table presents the returns on average assets, average common shareholders' equity and average tangible common shareholders' equity for the years ended December 31, 2013, 2012, and 2011. For each of the periods presented, the table includes the calculated ratios based on reported net earnings available to common shareholders and operating income as shown in the table above. Our return on average common shareholders' equity is negatively impacted as the result of capital required to support goodwill. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger and acquisition-related intangible assets, we believe it beneficial to also consider the return on average tangible common shareholders' equity. The return on average tangible common shareholders' equity is calculated by dividing net earnings available to common shareholders by average shareholders' common equity less average goodwill and intangible assets, net (excluding MSRs). The return on average tangible common shareholders' equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders' equity.

Return on Average Assets, Common Shareholders' Equity and Tangible Common Shareholders' Equity
For the Years Ended December 31,

(dollars in thousands)

	2013	2012	2011
Returns on average assets:
Net earnings available to common shareholders	0.85%	0.88%	0.64%
Operating earnings	0.92%	0.90%	0.65%
Returns on average common shareholders' equity:
Net earnings available to common shareholders	5.64%	5.95%	4.43%
Operating earnings	6.11%	6.11%	4.53%
Returns on average tangible common shareholders' equity:
Net earnings available to common shareholders	9.78%	9.87%	7.47%
Operating earnings	10.60%	10.14%	7.63%
Calculation of average common tangible shareholders' equity:
Average common shareholders' equity	$1,729,083	$1,701,403	$1,671,893
Less: average goodwill and other intangible assets, net	(731,525)	(676,354)	(679,588)
Average tangible common shareholders' equity	$997,558	$1,025,049	$992,305

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
The following table provides a reconciliation of ending shareholders’ equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of December 31, 2013 and December 31, 2012:

Reconciliations of Total Shareholders' Equity to Tangible Common Shareholders' Equity and Total Assets to Tangible Assets

(dollars in thousands)

	December 31,	December 31,
	2013	2012
Total shareholders' equity	$1,727,426	$1,724,039
Subtract:
Goodwill and other intangible assets, net	776,683	685,331
Tangible common shareholders' equity	$950,743	$1,038,708
Total assets	$11,636,112	$11,795,443
Subtract:
Goodwill and other intangible assets, net	776,683	685,331
Tangible assets	$10,859,429	$11,110,112
Tangible common equity ratio	8.75%	9.35%

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited.  Although we believe these non-GAAP financial measure are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

NET INTEREST INCOME

Net interest income is the largest source of our operating income. Net interest income for 2013 was $405.0 million, a decrease of $2.3 million or 0.6% compared to the same period in 2012. The decrease in net interest income in 2013 as compared to 2012 is attributable to a decrease in outstanding average interest-earning assets, primarily covered loans, investment securities, and a decrease in net interest margin, partially offset by an increase in average non-covered loans and leases and a decrease in interest-bearing liabilities.

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

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax equivalent basis was 4.01% for the 2013, a decrease of 1 basis points as compared to the same period in 2012.  The decrease in net interest margin primarily resulted from the decline in non-covered loan yields, the decrease in average covered loans outstanding, a decline in investment yields, a decrease in loan disposal gains from the covered loan portfolio, and an increase in average interest bearing cash, offset by an increase in average non-covered loans and leases outstanding, a decline in the cost of interest-bearing deposits, and a decrease in average interest-bearing liabilities.

Loan disposal related activities within the covered loan portfolio, either through loans being paid off in full or transferred to other real estate owned (“OREO”), result in gains within covered loan interest income to the extent assets received in satisfaction of debt (such as cash or the net realizable value of OREO received) exceeds the allocated carrying value of the loan disposed of from the pool.  Loan disposal activities contributed $13.1 million of interest income for 2013 compared to $17.8 million of interest income for 2012 and $26.3 million of interest income for 2011.  While dispositions of covered loans positively impact net interest margin, we recognize a corresponding decrease to the change in FDIC indemnification asset within other non-interest income that partially offsets the impact to net income.

Net interest income for 2013 was negatively impacted by $0.9 million reversal of interest and fee income on non-covered, non-accrual loans, as compared to the $1.5 million for 2012 and $1.8 million for 2011.

Excluding the impact of covered loan disposal gains and interest and fee income reversals on non-covered, non-accrual loans, tax equivalent net interest margin would have been 3.89%, 3.86%, and 3.95% for 2013, 2012, and 2011 respectively.

Partially offsetting the decrease in earning asset yields in 2013, as compared to 2012, is the continued reduction of the cost of interest-bearing liabilities, specifically interest-bearing deposits.  The total cost of interest-bearing deposits for 2013 was 0.31%, representing a decrease of 13 basis points compared 2012.

The net interest margin on a fully tax-equivalent basis was 4.02% for 2012, a decrease of 17 basis points as compared to the same period in 2011. The decrease in net interest margin primarily resulted from a decline in non-covered loan yields, decrease in average covered loans outstanding, a decrease in loan disposal gains from the covered loan portfolio, and a decline in investment yields, partially offset by a decrease in average interest bearing cash, an increase in average non-covered loans outstanding, a decrease in the cost of interest-bearing deposits, and a decrease in average interest-bearing liabilities.
Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds. The following tables present condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for years ended December 31, 2013, 2012 and 2011:

Average Rates and Balances

(dollars in thousands)

	2013			2012			2011
		Interest	Average		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
INTEREST-EARNING ASSETS:
Non-covered loans and leases (1)	$7,089,123	$343,717	4.85%	$6,331,519	$313,294	4.95%	$5,794,106	$319,702	5.52%
Covered loans, net	416,862	54,497	13.07%	554,078	73,518	13.27%	707,026	86,011	12.17%
Taxable securities	1,952,611	34,398	1.76%	2,743,672	59,161	2.16%	2,968,501	85,797	2.89%
Non-taxable securities (2)	247,010	13,477	5.46%	258,816	13,834	5.34%	224,085	12,949	5.78%
Temporary investments and interest-bearing deposits	519,000	1,336	0.26%	364,082	928	0.25%	638,524	1,590	0.25%
Total interest earning assets	10,224,606	447,425	4.38%	10,252,167	460,735	4.49%	10,332,242	506,049	4.90%
Allowance for non-covered loan and lease losses	(86,227)			(86,656)			(96,748)
Other assets	1,369,309			1,333,988			1,364,941
Total assets	$11,507,688			$11,499,499			$11,600,435
INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	$4,976,008	$4,784	0.10%	$4,987,873	$9,463	0.19%	$4,765,091	$20,647	0.43%
Time deposits	1,796,669	15,971	0.89%	2,102,711	21,670	1.03%	2,754,533	35,096	1.27%
Federal funds purchased and repurchase agreements	177,888	141	0.08%	142,363	288	0.20%	113,129	539	0.48%
Term debt	252,546	9,248	3.66%	254,601	9,279	3.64%	257,496	9,255	3.59%
Junior subordinated debentures	189,237	7,737	4.09%	187,139	8,149	4.35%	184,115	7,764	4.22%
Total interest-bearing liabilities	7,392,348	37,881	0.51%	7,674,687	48,849	0.64%	8,074,364	73,301	0.91%
Non-interest-bearing deposits	2,284,996			2,034,035			1,782,354
Other liabilities	101,261			89,373			71,824
Total liabilities	9,778,605			9,798,095			9,928,542
Common equity	1,729,083			1,701,403			1,671,893
Total liabilities and shareholders' equity	$11,507,688			$11,499,498			$11,600,435
NET INTEREST INCOME		$409,544			$411,886			$432,748
NET INTEREST SPREAD			3.87%			3.85%			3.99%
AVERAGE YIELD ON EARNING ASSETS (1), (2)			4.38%			4.49%			4.90%
INTEREST EXPENSE TO EARNING ASSETS			0.37%			0.47%			0.71%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			4.01%			4.02%			4.19%

(1)	Non-covered non-accrual loans, leases, and mortgage loans held for sale are included in the average balance.

(2)
Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $4.6 million, $4.7 million, and $4.3 million for the years ended 2013, 2012, and 2011, respectively.

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for 2013 as compared to 2012 and 2012 compared to 2011. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

(in thousands)

	2013 compared to 2012			2012 compared to 2011
	Increase (decrease) in interest income			Increase (decrease) in interest income
	and expense due to changes in			and expense due to changes in
	Volume	Rate	Total	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Non-covered loans and leases	$36,842	$(6,419)	$30,423	$28,204	$(34,612)	$(6,408)
Covered loans, net	(17,953)	(1,068)	(19,021)	(19,795)	7,302	(12,493)
Taxable securities	(15,148)	(9,615)	(24,763)	(6,119)	(20,517)	(26,636)
Non-taxable securities (1)	(640)	283	(357)	1,905	(1,020)	885
Temporary investments and interest bearing deposits	399	9	408	(698)	36	(662)
Total (1)	3,500	(16,810)	(13,310)	3,497	(48,811)	(45,314)
INTEREST-BEARING LIABILITIES:
Interest bearing checking and savings accounts	(22)	(4,657)	(4,679)	923	(12,107)	(11,184)
Time deposits	(2,931)	(2,768)	(5,699)	(7,427)	(5,999)	(13,426)
Repurchase agreements and federal funds	59	(206)	(147)	114	(365)	(251)
Term debt	(75)	44	(31)	(105)	129	24
Junior subordinated debentures	91	(503)	(412)	129	256	385
Total	(2,878)	(8,090)	(10,968)	(6,366)	(18,086)	(24,452)
Net increase (decrease) in net interest income (1)	$6,378	$(8,720)	$(2,342)	$9,863	$(30,725)	$(20,862)

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

PROVISION FOR LOAN AND LEASE LOSSES

The provision for non-covered loan and lease losses was $16.8 million for 2013, as compared to $21.8 million for 2012, and $46.2 million for 2011.  As a percentage of average outstanding non-covered loans and leases, the provision for loan and lease losses recorded for 2013 was 0.24%, a decrease of 11 basis points from 2012 and a decrease of 57 basis points from 2011.

The decrease in the provision for loan and lease losses in 2013 as compared to 2012 and 2012 compared to 2011 is principally attributable to a decrease in net charge-offs as a result of the continued resolution of non-performing loans and reduction in classified assets, partially offset by non-covered loan growth.

The Company recognizes the charge-off of impairment reserves on impaired loans in the period they arise for collateral dependent loans.  Therefore, the non-covered, non-accrual loans of $31.9 million as of December 31, 2013 have already been written-down to their estimated fair value, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices. Depending on the characteristics of a loan, the fair value of collateral is estimated by obtaining external appraisals.

The provision for non-covered loan and lease losses is based on management's evaluation of inherent risks in the loan portfolio and a corresponding analysis of the allowance for non-covered loan and lease losses. Additional discussion on loan quality and the allowance for non-covered loan and lease losses is provided under the heading Asset Quality and Non-Performing Assets below.

The recapture of covered loan and lease losses was $6.1 million for 2013, as compared to provision for covered loan and lease losses of $7.4 million for 2012 and $16.1 million for 2011. Recapture of provision results from improvements in the amount and the timing of expected cash flows on the acquired loans compared to those previously estimated and charge-offs of unpaid principal balance against previously established allowance, as measured on a pool basis.  Provisions for covered loans are recognized subsequent to acquisition to the extent it is probable we will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition, considering both the timing and amount of those expected cash flows.  Provisions may be required when determined losses of unpaid principal incurred exceed previous loss expectations to-date, or future cash flows previously expected to be collectible are no longer probable of collection.  Provisions for covered loan losses, including amounts advanced subsequent to acquisition, are not reflected in the allowance for non-covered loan losses, rather as a valuation allowance netted against the carrying value of the covered loan balance accounted for under ASC 310-30, in accordance with applicable guidance.

NON-INTEREST INCOME

Non-interest income for the 2013 was $121.4 million, a decrease of $15.4 million, or 11.2%, as compared to the same period in 2012. Non-interest income for 2012 was $136.8 million, an increase of $52.7 million, or 62.7%, as compared to 2011. The following table presents the key components of non-interest income for years ended December 31, 2013, 2012 and 2011:

Non-Interest Income
Years Ended December 31,

(in thousands)

	2013 compared to 2012				2012 compared to 2011
			Change	Change			Change	Change
	2013	2012	Amount	Percent	2012	2011	Amount	Percent
Service charges on deposit accounts	$30,952	$28,299	$2,653	9%	$28,299	$33,096	$(4,797)	(14)%
Brokerage commissions and fees	14,736	12,967	1,769	14%	12,967	12,787	180	1%
Mortgage banking revenue, net	78,885	84,216	(5,331)	(6)%	84,216	26,550	57,666	217%
Gain on investment securities, net	209	3,868	(3,659)	(95)%	3,868	7,376	(3,508)	(48)%
Loss on junior subordinated debentures carried at fair value	(2,197)	(2,203)	6	0%	(2,203)	(2,197)	(6)	0%
Change in FDIC indemnification asset	(25,549)	(15,234)	(10,315)	68%	(15,234)	(6,168)	(9,066)	147%
Other income	24,405	24,916	(511)	(2)%	24,916	12,674	12,242	97%
Total	$121,441	$136,829	$(15,388)	(11)%	$136,829	$84,118	$52,711	63%

The increase in deposit service charges in 2013 compared to 2012 is primarily the result of the acquisition of Circle Bank ("Circle") in the fourth quarter of 2012 and related to our newly expanded business and consumer checking account options. The decrease in deposit service charges in 2012 compared to 2011 is the result of a reduction in interchange fee revenue relating to the Durbin Amendment, part of the Dodd-Frank Act, which became effective October 1, 2011.

Brokerage commissions and fees in 2013 increased due to the increase in managed account fees and new balances at Umpqua Investments. In 2013, assets under management at Umpqua Investments, a part of the Wealth Management segment, increased to $2.60 billion as compared to $2.28 billion at December 31, 2012. Brokerage commissions and fees in 2012 increased due to the increase in managed account fees at Umpqua Investments. In 2012, assets under management at Umpqua Investments increased to $2.28 billion as compared to $2.09 billion at December 31, 2011.
Mortgage banking revenue for the year ended December 31, 2013 decreased due to lower refinancing activity attributable to the increase in mortgage interest rates, partially offset by increased purchase activity driven by continued improvement of the housing market compared to the same period of the prior year. Closed mortgage volume for 2013 was $1.9 billion, representing a 12% decrease compared to 2012 production.  Closed mortgage volume for 2012 was $2.2 billion, representing a 121% increase over 2011 production. Increased mortgage interest rates compared to the same period of the prior year has contributed to a $2.4 million increase in fair value on the MSR asset in 2013, compared to a $8.5 million decline in fair value recognized in 2012. As of December 31, 2013, the Company serviced $4.4 billion of mortgage loans for others, and the related mortgage servicing right asset is valued at $47.8 million, or 1.09% of the total serviced portfolio principal balance.

In connection with the sale of investment securities, we recognized a gain on sale of $209,000 in 2013, compared to $4.0 million for 2012 and $7.7 million for 2011. During 2012, the Company sold investment securities to fund non-covered loan growth as well as to reduce the price risk of the portfolio if interest rates were to increase significantly.
A loss of $2.2 million was recognized in 2013, 2012, and 2011 respectively, which represents the change of fair value on the junior subordinated debentures recorded at fair value. Absent future changes to the significant inputs utilized in the discounted cash flow model used to measure the fair value of these instruments, the cumulative discount for each junior subordinated debenture will reverse over time, ultimately returning the carrying values of these instruments to their notional value at their expected redemption dates. This will result in recognizing losses on junior subordinated debentures carried at fair value within non-interest income. Additional information on the junior subordinated debentures carried at fair value is included in Note 18 of the Notes to Consolidated Financial Statements and under the heading Junior Subordinated Debentures.

The change in FDIC indemnification asset represents a change in cash flows expected to be recoverable under the loss-share agreements entered into with the FDIC in connection with FDIC-assisted acquisitions. Additional information on the FDIC indemnification asset is included in Note 7 of the Notes to Consolidated Financial Statements and under the heading Covered Assets below.
Other income in 2013 compared to 2012 decreased primarily due to a $2.8 million reduction in debt capital market revenue from $9.9 million in 2012 to $7.1 million in 2013, partially offset by income from FinPac operations of $1.1 million. Other income in 2012 as compared to 2011 increased primarily due to the debt capital market revenue of $9.9 million related to initiation of this interest rate swap program in the second half of 2011 with commercial banking customers to facilitate their risk management strategies. Additionally, in 2012, in connection with the termination of a definitive agreement between the Company and American Perspective Bank, the Company received a termination fee of $1.6 million.

NON-INTEREST EXPENSE

Non-interest expense for 2013 was $364.7 million, an increase of $5.0 million, or 1.4%, as compared to 2012. Non-interest expense for 2012 was $359.7 million, an increase of $20.7 million, or 6.1%, as compared to 2011.  The following table presents the key elements of non-interest expense for the years ended December 31, 2013, 2012 and 2011.

Non-Interest Expense
Years Ended December 31,

(in thousands)

	2013 compared to 2012				2012 compared to 2011
			Change	Change			Change	Change
	2013	2012	Amount	Percent	2012	2011	Amount	Percent
Salaries and employee benefits	$209,991	$200,946	$9,045	5%	$200,946	$179,480	$21,466	12%
Net occupancy and equipment	62,067	55,081	6,986	13%	55,081	51,284	3,797	7%
Communications	11,974	11,573	401	3%	11,573	11,214	359	3%
Marketing	6,062	5,064	998	20%	5,064	6,138	(1,074)	(17)%
Services	25,483	25,823	(340)	(1)%	25,823	24,170	1,653	7%
Supplies	2,843	2,506	337	13%	2,506	2,824	(318)	(11)%
FDIC assessments	6,954	7,308	(354)	(5)%	7,308	10,768	(3,460)	(32)%
Net loss on non-covered other real estate owned	1,113	9,245	(8,132)	(88)%	9,245	10,690	(1,445)	(14)%
Net loss on covered other real estate owned	135	3,410	(3,275)	(96)%	3,410	7,481	(4,071)	(54)%
Intangible amortization	4,781	4,816	(35)	(1)%	4,816	4,948	(132)	(3)%
Merger related expenses	8,836	2,338	6,498	278%	2,338	360	1,978	549%
Other expenses	24,422	31,542	(7,120)	(23)%	31,542	29,614	1,928	7%
Total	$364,661	$359,652	$5,009	1%	$359,652	$338,971	$20,681	6%
Salaries and employee benefits costs increased $9.0 million as compared to the same period prior year primarily as a result of an increase of full-time equivalent employees, which includes 39 employees associated with the Circle acquisition in November 2012 and 125 employees associated with the FinPac acquisition (since the July 1, 2013 acquisition date). Of the $21.5 million increase in total salaries and employee benefits expense in 2012 compared to 2011, approximately $17.7 million of the increase is due to mortgage and commercial banking production in 2012, $2.6 million relates to ongoing growth initiatives in our technology group and the remainder of the increase is the result of the Circle acquisition.
Net occupancy and equipment expense increased in 2013 as compared to the prior year as a result of the addition of 4 stores, full phase in of the six locations from the Circle acquisition, and $857,000 in occupancy and equipment expense related to FinPac subsequent to acquisition. Net occupancy and equipment expense increased in 2012 a result of the addition of the cost of three new Home Lending Centers in Oregon, the operation of a full year of 2011 additions, and the six locations now operating from the acquisition of Circle. The 2011 additions included ten de novo Community Banking locations, one Mortgage Office and an administrative facility in Hillsboro, Oregon.

Communications costs increased in 2013 compared to 2012, and in 2012 compared to 2011, primarily due to increased data processing cost as a result of the Company’s continued growth and expansion. Marketing and supplies expenses increased in 2013 compared to 2012 due to costs associated with branding initiatives and decreased in 2012 compared to 2011, due to cost containment efforts and a reduced spend associated with acquisitions and expansion into new markets in 2011. Services expense decreased in 2013 compared to 2012 and increased in 2012 compared to 2011 primarily due to fluctuations related to legal and professional fees.
FDIC assessments decreased in 2013, compared to 2012, and in 2012, compared to 2011, as a result of the adoption by the FDIC of a final rule that changed the assessment rate and the assessment base (from a domestic deposit base to a scorecard based assessment system for banks with more than $10 billion in assets) effective in the second quarter of 2011, resulting in a lower assessment rate and base and decreased assessment to the Company.

In the year ended December 31, 2013, the Company recognized a net loss (which includes loss on sale and valuation adjustments) on non-covered OREO properties of $1.1 million, as compared to a net loss on non-covered OREO properties of $9.2 million and $10.7 million in the years ended December 31, 2012 and 2011, respectively. In the year ended December 31, 2013, the Company recognized a net loss (which includes loss on sale and valuation adjustments) on covered OREO properties of $135,000, as compared to net losses on covered OREO properties of $3.4 million and $7.5 million in the year ended December 31, 2012 and 2011, respectively. This is primarily the result of improving real estate values, allowing for better realization of market values of existing OREO properties.

We incur significant expenses in connection with the completion and integration of bank acquisitions that are not capitalizable. The merger-related expense incurred in 2011 related primarily to FDIC-assisted acquisitions, while those incurred in 2012 relate to the acquisition of Circle and in 2013, primarily relate to the acquisition of FinPac and the proposed merger with Sterling. Classification of expenses as merger-related is done in accordance with the provisions of a Board-approved policy.  The following table presents the merger-related expenses by major category for the years ended December 31, 2013, 2012 and 2011.
Merger-Related Expense
Years Ended December 31,
(in thousands)

	2013	2012	2011
Professional fees	$7,755	$1,145	$173
Compensation and relocation	158	856	—
Communications	49	66	—
Premises and equipment	44	29	82
Travel	140	98	11
Other	690	144	94
Total	$8,836	$2,338	$360
Other non-interest expense decreased in 2013 as compared to 2012 as a result of as a result of a decrease in loan and OREO workout related costs, partially offset by an increase due to FinPac operations and an FDIC loss sharing claw back liability expense recorded due to better than expected performance of the Evergreen Bank FDIC assisted acquisition. Other non-interest expense increased in 2012 over 2011 as a result of increased professional fees and increased local taxes, partially offset by decreased expenses related to problem covered and non-covered loans and covered and non-covered other real estate owned.

INCOME TAXES

Our consolidated effective tax rate as a percentage of pre-tax income for 2013 was 34.9%, compared to 34.4% for 2012 and 33.0% for 2011. The effective tax rates differed from the federal statutory rate of 35% and the apportioned state rate of 7.1% (net of the federal tax benefit) principally because of the relative amount of income we earn in each state jurisdiction, non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities, nondeductible merger expenses and tax credits arising from low income housing investments.

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
Trading securities consist of securities held in inventory by Umpqua Investments for sale to its clients and securities invested in trust for the benefit of certain executives or former employees of acquired institutions as required by agreements. Trading securities were $6.0 million at December 31, 2013, as compared to $3.7 million at December 31, 2012. This increase is principally attributable to an increase in Umpqua Investments’ inventory of trading securities.

Investment securities available for sale were $1.8 billion as of December 31, 2013 compared to $2.6 billion at December 31, 2012.  Paydowns of $803.9 million, amortization of net purchase price premiums of $32.7 million and a decrease in fair value of investments securities available for sale of $49.0 million were partially offset by purchases of $51.2 million of investment securities available for sale.

Investment securities held to maturity were $5.6 million as of December 31, 2013 as compared to holdings of $4.5 million at December 31, 2012. The change primarily relates to purchases of $2.1 million, partially offset by paydowns and maturities of investment securities held to maturity of $1.4 million.

The following table presents the available for sale and held to maturity investment securities portfolio by major type as of December 31 for each of the last three years:

Summary of Investment Securities

As of December 31,
 (dollars in thousands)

	December 31,
	2013	2012	2011
AVAILABLE FOR SALE
U.S. Treasury and agencies	$268	$45,820	$118,465
Obligations of states and political subdivisions	235,205	263,725	253,553
Residential mortgage-backed securities and collateralized mortgage obligations	1,553,541	2,313,376	2,794,355
Other debt securities	—	222	134
Investments in mutual funds and other equity securities	1,964	2,086	2,071
	$1,790,978	$2,625,229	$3,168,578

HELD TO MATURITY
Obligations of states and political subdivisions	$—	$595	$1,335
Residential mortgage-backed securities and collateralized mortgage obligations	5,563	3,946	3,379
	$5,565	$4,543	$4,714

The following table presents information regarding the amortized cost, fair value, average yield and maturity structure of the investment portfolio at December 31, 2013.
Investment Securities Composition*
December 31, 2013
(dollars in thousands)

	Amortized	Fair	Average
	Cost	Value	Yield
U.S. TREASURY AND AGENCIES
One year or less	$34	$34	2.56%
One to five years	215	234	3.68%
	249	268	3.54%

OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS
One year or less	26,276	26,598	5.72%
One to five years	89,020	93,325	6.03%
Five to ten years	78,196	80,461	5.30%
Over ten years	36,477	34,821	4.74%
	229,969	235,205	5.55%

OTHER DEBT SECURITIES
Serial maturities	1,572,564	1,559,415	2.23%

Other investment securities	1,959	1,964	2.40%
Total securities	$1,804,741	$1,796,852	2.67%
*Weighted average yields are stated on a federal tax-equivalent basis of 35%. Weighted average yields for available for sale investments have been calculated on an amortized cost basis.

The mortgage-related securities in “Serial maturities” in the table above include both pooled mortgage-backed issues and high-quality collaterized mortgage obligation structures, with an average duration of 4.0 years. These mortgage-related securities provide yield spread to U.S. Treasury or agency securities; however, the cash flows arising from them can be volatile due to refinancing of the underlying mortgage loans.

The equity security in “Other investment securities” in the table above at December 31, 2013 principally represents an investment in a Community Reinvestment Act investment fund comprised largely of mortgage-backed securities, although funds may also invest in municipal bonds, certificates of deposit, repurchase agreements, or securities issued by other investment companies.
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

Gross unrealized losses in the available for sale investment portfolio was $31.4 million at December 31, 2013.  This consisted primarily of unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations of $28.8 million.  The unrealized losses were primarily caused by interest rate increases subsequent to the purchase of the securities, and not credit quality. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. Additional information about the investment portfolio is provided in Note 3 of the Notes to Consolidated Financial Statements.

RESTRICTED EQUITY SECURITIES

Restricted equity securities were $30.7 million at December 31, 2013 and $33.4 million at December 31, 2012.  The decrease of $2.7 million is attributable to stock redemptions by the Federal Home Loan Banks (“FHLB”) of San Francisco and Seattle during the period.  Of the $30.7 million at December 31, 2013, $29.4 million represent the Bank’s investment in the FHLBs of Seattle and San Francisco.  The remaining restricted equity securities represent investments in Pacific Coast Bankers’ Bancshares stock. FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par.

In September 2012, the FHLB of Seattle was notified by the Federal Housing Finance Agency (“Finance Agency”) that it is now classified as “adequately capitalized” as compared to the prior classification of “undercapitalized.” Under Finance Agency regulations, the FHLB of Seattle may repurchase excess capital stock under certain conditions; however it may not redeem stock or pay a dividend without Finance Agency approval. Based on the above, the Company has determined there is not an other-than-temporary impairment on the FHLB stock investment as of December 31, 2013.

LOANS AND LEASES

Non-Covered Loans and Leases, net
Total non-covered loans and leases outstanding at December 31, 2013 were $7.4 billion, an increase of $673.3 million as compared to year-end 2012. This increase is principally attributable to net loan and lease originations of $484.9 million, loans and leases acquired in the FinPac acquisition of $264.3 million, and covered loans transferred to non-covered loans and leases of $14.8 million, partially offset by charge-offs of $31.0 million, transfers to other real estate owned of $21.6 million, and non-covered loans sold of $60.3 million during the period.

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
The following table presents the composition of the non-covered loan and lease portfolio, net of deferred fees and costs, as of December 31 for each of the last five years.
Non-covered Loan and Lease Portfolio Composition
As of December 31,
(dollars in thousands)

	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate, net	$4,325,024	58.8%	$4,183,254	62.7%	$3,802,252	64.6%	$3,868,396	68.3%	$4,104,308	68.4%
Commercial, net	2,119,796	28.8%	1,719,139	25.7%	1,456,329	24.8%	1,255,142	22.2%	1,388,325	23.2%
Residential, net	861,470	11.7%	741,100	11.0%	590,467	10.0%	502,170	8.9%	470,315	7.8%
Consumer & other, net	48,113	0.7%	37,587	0.6%	39,050	0.6%	33,279	0.6%	36,319	0.6%
Total loans and leases, net	$7,354,403	100.0%	$6,681,080	100.0%	$5,888,098	100.0%	$5,658,987	100.0%	$5,999,267	100.0%
The following table presents the concentration distribution of our non-covered loan and lease portfolio by major type:

Non-Covered Loan and Lease Concentrations
As of December 31, 2013 and 2012

(dollars in thousands)

	December 31, 2013		December 31, 2012
	Amount	Percentage	Amount	Percentage
Commercial real estate
Non-owner occupied term, net	$2,328,260	31.7%	$2,316,909	34.5%
Owner occupied term, net	1,259,583	17.1%	1,276,840	19.2%
Multifamily, net	403,537	5.5%	331,735	5.1%
Construction & development, net	245,231	3.3%	200,631	3.0%
Residential development, net	88,413	1.2%	57,139	0.9%
Commercial
Term, net	770,845	10.5%	797,061	11.9%
LOC & other, net	987,360	13.4%	890,808	13.3%
Leases and equipment finance, net	361,591	4.9%	31,270	0.5%
Residential
Mortgage, net	597,201	8.1%	478,463	7.1%
Home equity loans & lines, net	264,269	3.6%	262,637	3.9%
Consumer & other, net	48,113	0.7%	37,587	0.6%
Total, net of deferred fees and costs	$7,354,403	100.0%	$6,681,080	100.0%

The following table presents the maturity distribution of our non-covered loan portfolios and the sensitivity of these loans to changes in interest rates:
Maturities and Sensitivities of Non-covered Loans to Changes in Interest Rates as of December 31, 2013
(in thousands)

					Loans Over One Year
	By Maturity				by Rate Sensitivity
	One Year	One Through	Over Five		Fixed	Floating
	or Less	Five Years	Years	Total	Rate	Rate
Commercial real estate	$531,755	$1,384,831	$2,408,438	$4,325,024	$830,941	$2,962,328
Commercial (1)	$905,562	$453,797	$398,846	$1,758,205	$360,324	$492,319

(1)	Excludes the lease and equipment finance portfolio.

Covered Loans, Net

Total covered loans outstanding at December 31, 2013 were $364.0 million, a decrease of $113.1 million as compared to year-end 2012. This decrease is principally attributable to net loan paydowns and maturities of $101.9 million and transfers of covered loans to non-covered loans and leases of $14.8 million.

The following table presents the composition of the covered loan portfolio for each of the last four years.
Covered Loan Portfolio Composition
As of December 31,
(dollars in thousands)

	2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate, net	$305,131	81.6%	$399,514	80.8%	$506,637	79.4%	$619,248	78.5%
Commercial, net	22,417	6.0%	38,521	7.7%	57,576	9.1%	78,003	9.9%
Residential, net	41,953	11.3%	51,267	10.3%	64,588	10.2%	80,504	10.2%
Consumer & other, net	4,262	1.1%	6,051	1.2%	7,970	1.3%	10,864	1.4%
Total, net of deferred fees and costs	373,763	100.0%	495,353	100.0%	636,771	100.0%	788,619	100.0%
Allowance for covered loans	(9,771)		(18,275)		(14,320)		(2,721)
Total	$363,992		$477,078		$622,451		$785,898

The following table presents the concentration distribution of our covered loan portfolio by major type:
Covered Loan Concentrations
As of December 31,
(dollars in thousands)

	December 31, 2013		December 31, 2012
	Amount	Percentage	Amount	Percentage
Commercial real estate
Non-owner occupied term, net	$206,902	55.4%	$264,481	53.4%
Owner occupied term, net	49,817	13.3%	68,650	13.9%
Multifamily, net	37,671	10.1%	44,878	9.1%
Construction & development, net	3,455	0.9%	11,711	2.4%
Residential development, net	7,286	1.9%	9,794	2.0%
Commercial
Term, net	15,719	4.2%	23,524	4.7%
LOC & other, net	6,698	1.8%	14,997	3.0%
Residential
Mortgage, net	22,316	6.0%	27,825	5.6%
Home equity loans & lines, net	19,637	5.3%	23,442	4.7%
Consumer & other, net	4,262	1.1%	6,051	1.2%
Total, net of deferred fees and costs	373,763	100.0%	495,353	100.0%
Allowance for covered loans	(9,771)		(18,275)
Total	$363,992		$477,078

The covered loans are subject to loss-sharing agreements with the FDIC. Under the terms of the Evergreen Bank acquisition loss-sharing agreement, the FDIC will cover a substantial portion of any future losses on loans, related unfunded loan commitments, OREO and accrued interest on loans for up to 90 days. The FDIC will absorb 80% of losses and share in 80% of loss recoveries on the first $90.0 million on covered assets and absorb 95% of losses and share in 95% of loss recoveries exceeding $90.0 million, except for the Bank will incur losses up to $30.2 million before the loss-sharing will commence. As of December 31, 2013, losses have exceeded $30.2 million. The loss-sharing arrangements for non-single family residential and single family residential loans are in effect for 5 years and 10 years, respectively, and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition dates.

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

ASSET QUALITY AND NON-PERFORMING ASSETS

Non-Covered Loans and Leases
We manage asset quality and control credit risk through diversification of the non-covered loan and lease portfolio and the application of policies designed to promote sound underwriting and loan and lease monitoring practices. The Bank's Credit Quality Group is charged with monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures across the Bank. The provision for non-covered loan and lease losses charged to earnings is based upon management's judgment of the amount necessary to maintain the allowance at a level adequate to absorb probable incurred losses. The amount of provision charge is dependent upon many factors, including loan and lease growth, net charge-offs, changes in the composition of the non-covered loan and lease portfolio, delinquencies, management's assessment of loan and lease portfolio quality, general economic conditions that can impact the value of collateral, and other trends. The evaluation of these factors is performed through an analysis of the adequacy of the allowance for loan and lease losses. Reviews of non-performing, past due non-covered loans and leases and larger credits, designed to identify potential charges to the allowance for loan and lease losses, and to determine the adequacy of the allowance, are conducted on a quarterly basis. These reviews consider such factors as the financial strength of borrowers, the value of the applicable collateral, loan and lease loss experience, estimated loan and lease losses, growth in the loan and lease portfolio, prevailing economic conditions and other factors. Additional information regarding the methodology used in determining the adequacy of the allowance for loan and lease losses is contained in Part I Item 1 of this report in the section titled Lending and Credit Functions.
Non-covered, non-performing loans and leases, which include non-covered, non-accrual loans and leases and non-covered accruing loans and leases past due over 90 days, totaled $35.3 million or 0.48% of total non-covered loans and leases as of December 31, 2013, as compared to $71.0 million, or 1.06% of total non-covered loans and leases, at December 31, 2012. Non-covered, non-performing assets, which include non-covered, non-performing loans and leases and non-covered, foreclosed real estate i.e. OREO, totaled $57.2 million, or 0.49% of total assets as of December 31, 2013 compared with $88.1 million, or 0.75% of total assets as of December 31, 2012.  The decrease in non-performing assets in 2013 is attributable to the improving economic environment, an increase in real estate values in our markets and the resulting impact on our commercial real estate and commercial construction portfolio.

A loan is considered impaired when, based on current information and events, we determine it is probable that we will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. Generally, when non-covered loans are identified as impaired they are moved to our Special Assets Department. When we identify a loan as impaired, we measure the loan for potential impairment using discount cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral.  In these cases, we will use the current fair value of collateral, less selling costs.  The starting point for determining the fair value of collateral is through obtaining external appraisals.  Generally, external appraisals are updated every 12 months.  We obtain appraisals from a pre-approved list of independent, third party, local appraisal firms.  Approval and addition to the list is based on experience, reputation, character, consistency and knowledge of the respective real estate market. At a minimum, it is ascertained that the appraiser is: (a) currently licensed in the state in which the property is located, (b) is experienced in the appraisal of properties similar to the property being appraised, (c) is actively engaged in the appraisal work, (d) has knowledge of current real estate market conditions and financing trends, (e) is reputable, and (f) is not on Freddie Mac’s or the Bank’s Exclusionary List of appraisers and brokers. In certain cases appraisals will be reviewed by our Real Estate Valuation Services Group to ensure the quality of the appraisal and the expertise and independence of the appraiser. Upon receipt and review, an external appraisal is utilized to measure a loan for potential impairment.  Our impairment analysis documents the date of the appraisal used in the analysis, whether the officer preparing the report deems it current, and, if not, allows for internal valuation adjustments with justification.  Typical justified adjustments might include discounts for continued market deterioration subsequent to appraisal date, adjustments for the release of collateral contemplated in the appraisal, or the value of other collateral or consideration not contemplated in the appraisal. An appraisal over one year old in most cases will be considered stale dated and an updated or new appraisal will be required.  Any adjustments from appraised value to net realizable value are detailed and justified in the impairment analysis, which is reviewed and approved by senior credit quality officers and the Bank's ALLL Committee. Although an external appraisal is the primary source to value collateral dependent loans, we may also utilize values obtained through purchase and sale agreements, negotiated short sales, broker price opinions, or the sales price of the note.  These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. Impairment analyses are updated, reviewed and approved on a quarterly basis at or near the end of each reporting period.  Appraisals or other alternative sources of value received subsequent to the reporting period, but prior to our filing of periodic reports, are considered and evaluated to ensure our periodic filings are materially correct and not misleading. Based on these processes, we do not believe there are significant time lapses for the recognition of additional loan loss provisions or charge-offs from the date they become known.

Non-covered loans and leases are classified as non-accrual when collection of principal or interest is doubtful—generally if they are past due as to maturity or payment of principal or interest by 90 days or more—unless such non-covered loans and leases are well-secured and in the process of collection. Additionally, all loans that are impaired are considered for non-accrual status.  Non-covered loans and leases placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospects for future payments in accordance with the loan or lease agreement appear relatively certain.

Upon acquisition of real estate collateral, typically through the foreclosure process, we promptly begin to market the property for sale. If we do not begin to receive offers or indications of interest we will analyze the price and review market conditions to assess whether a lower price reflects the market value of the property and would enable us to sell the property.  In addition, we update appraisals on other real estate owned property six to 12 months after the most recent appraisal. Increases in valuation adjustments recorded in a period are primarily based on a) updated appraisals received during the period, or b) management's authorization to reduce the selling price of the property during the period.  Unless a current appraisal is available, an appraisal will be ordered prior to a loan moving to other real estate owned. Foreclosed properties held as other real estate owned are recorded at the lower of the recorded investment in the loan (prior to foreclosure) or the fair market value of the property less expected selling costs. Non-covered other real estate owned at December 31, 2013 totaled $21.8 million and consisted of 19 properties.

Non-covered loans are reported as restructured when the Bank grants a more than insignificant concession(s) to a borrower experiencing financial difficulties that it would not otherwise consider.  Examples of such concessions include a reduction in the loan rate, forgiveness of principal or accrued interest, extending the maturity date(s) or providing a lower interest rate than would be normally available for a transaction of similar risk. As a result of these concessions, restructured loans are impaired as the Bank will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement. Impairment reserves on non-collateral dependent restructured loans are measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value. These impairment reserves are recognized as a specific component to be provided for in the allowance for loan and lease losses.

The Company has written down impaired, non-covered non-accrual loans as of December 31, 2013 to their estimated net realizable value and expects resolution with no additional material loss, absent further decline in market prices.

The following table summarizes our non-covered non-performing assets and restructured loans:

Non-Covered Non-Performing Assets
As of December 31,

(in thousands)

	2013	2012	2011	2010	2009
Non-covered loans and leases on non-accrual status	$31,891	$66,736	$80,562	$138,177	$193,118
Non-covered loans and leases past due 90 days or more and accruing	3,430	4,232	10,821	7,071	5,909
Total non-covered non-performing loans and leases	35,321	70,968	91,383	145,248	199,027
Non-covered other real estate owned	21,833	17,138	34,175	32,791	24,566
Total non-covered non-performing assets	$57,154	$88,106	$125,558	$178,039	$223,593
Restructured loans (1)	$68,791	$70,602	$80,563	$84,441	$134,439
Allowance for non-covered loan and lease losses	$85,314	$85,391	$92,968	$101,921	$107,657
Reserve for unfunded commitments	1,436	1,223	940	818	731
Allowance for non-covered credit losses	$86,750	$86,614	$93,908	$102,739	$108,388
Asset quality ratios:
Non-covered non-performing assets to total assets	0.49%	0.75%	1.09%	1.53%	2.38%
Non-covered non-performing loans and leases to total non-covered loans and leases	0.48%	1.06%	1.55%	2.57%	3.32%
Allowance for non-covered loan and lease losses to total non-covered loans and leases	1.16%	1.28%	1.58%	1.80%	1.79%
Allowance for non-covered credit losses to total non-covered loans and leases	1.18%	1.30%	1.59%	1.82%	1.81%
Allowance for non-covered credit losses to total non-covered non-performing loans and leases	246%	122%	103%	71%	54%

(1)	Represents accruing restructured non-covered loans performing according to their restructured terms.

The following tables summarize our non-covered non-performing assets by loan type and region as of December 31, 2013 and December 31, 2012:

Non-Covered Non-Performing Assets by Type and Region

(in thousands)

	December 31, 2013
		Northwest	Southern	Northern	Central	Greater Bay
	Washington	Oregon	Oregon	California	California	California	Total
Loans and leases on non-accrual status:
Commercial real estate
Non-owner occupied term, net	$—	$1,065	$3,484	$389	$1,599	$2,656	$9,193
Owner occupied term, net	—	509	—	2,093	—	3,602	6,204
Multifamily, net	—	—	—	—	580	355	935
Construction & development, net	—	—	—	—	—	—	—
Residential development, net	—	2,801	—	—	—	—	2,801
Commercial
Term, net	—	1,040	—	182	—	—	1,222
LOC & other, net	—	4,620	207	3,615	171	110	8,723
Leases and equipment finance, net	2,813	—	—	—	—	—	2,813
Residential
Mortgage, net	—	—	—	—	—	—	—
Home equity loans & lines, net	—	—	—	—	—	—	—
Consumer & other, net	—	—	—	—	—	—	—
Total	2,813	10,035	3,691	6,279	2,350	6,723	31,891
Loans and leases past due 90 days or more and accruing:
Commercial real estate
Non-owner occupied term, net	$—	$—	$—	$—	$—	$—	$—
Owner occupied term, net	—	—	—	437	—	173	610
Multifamily, net	—	—	—	—	—	—	—
Construction & development, net	—	—	—	—	—	—	—
Residential development, net	—	—	—	—	—	—	—
Commercial
Term, net	—	—	—	—	—	—	—
LOC & other, net	—	—	—	—	—	—	—
Leases and equipment finance, net	517	—	—	—	—	—	517
Residential
Mortgage, net	—	—	35	100	25	—	160
Home equity loans & lines, net	—	2,070	—	—	—	—	2,070
Consumer & other, net	14	20	25	8	5	1	73
Total	531	2,090	60	545	30	174	3,430
Total non-performing loans and leases	3,344	12,125	3,751	6,824	2,380	6,897	35,321
Other real estate owned:
Commercial real estate
Non-owner occupied term	$—	$11,428	$—	$155	$64	$—	$11,647
Owner occupied term	—	311	562	219	1,905	—	2,997
Multifamily	—	—	—	—	—	—	—

Construction & development	662	5,130	—	—	163	—	5,955
Residential development	—	373	—	—	—	—	373
Commercial
Term	—	—	—	—	460	—	460
LOC & other	—	—	—	—	—	—	—
Leases and equipment finance	—	—	—	—	—	—	—
Residential
Mortgage	—	—	45	—	—	—	45
Home equity loans & lines	—	356	—	—	—	—	356
Consumer & other	—	—	—	—	—	—	—
Total	662	17,598	607	374	2,592	—	21,833
Total non-performing assets	$4,006	$29,723	$4,358	$7,198	$4,972	$6,897	$57,154
(in thousands)

	December 31, 2012
		Northwest	Southern	Northern	Central	Greater Bay
	Washington	Oregon	Oregon	California	California	California	Total
Loans and leases on non-accrual status:
Commercial real estate
Non-owner occupied term, net	$139	$21,165	$3,543	$2,259	$2,506	$4,183	$33,795
Owner occupied term, net	—	1,199	—	255	6,995	—	8,449
Multifamily, net	—	319	—	—	727	—	1,046
Construction & development, net	662	—	—	—	3,515	—	4,177
Residential development, net	—	5,132	—	—	—	—	5,132
Commercial
Term, net	114	2,602	239	2,987	921	177	7,040
LOC & other, net	—	1,180	172	—	2,922	2,753	7,027
Leases and equipment finance, net	—	—	—	—	—	—	—
Residential
Mortgage, net	—	—	—	—	—	—	—
Home equity loans & lines, net	—	—	—	—	—	49	49
Consumer & other, net	—	—	—	—	—	21	21
Total	915	31,597	3,954	5,501	17,586	7,183	66,736
Loans and leases past due 90 days or more and accruing:
Commercial real estate
Non-owner occupied term, net	$—	$—	$—	$—	$—	$—	$—
Owner occupied term, net	—	—	—	—	—	—	—
Multifamily, net	—	—	—	—	—	—	—
Construction & development, net	—	—	—	—	—	—	—
Residential development, net	—	—	—	—	—	—	—
Commercial
Term, net	—	81	—	—	—	—	81
LOC & other, net	—	—	—	—	—	—	—
Leases and equipment finance, net	—	—	—	—	—	—	—
Residential
Mortgage, net	—	3,303	—	—	—	—	3,303
Home equity loans & lines, net	—	355	50	215	—	138	758
Consumer & other, net	2	5	20	8	25	30	90

Total	2	3,744	70	223	25	168	4,232
Total non-performing loans and leases	917	35,341	4,024	5,724	17,611	7,351	70,968
Other real estate owned:
Commercial real estate
Non-owner occupied term	$—	$4,092	$—	$366	$—	$—	$4,458
Owner occupied term	—	1,730	—	381	—	—	2,111
Multifamily	—	—	—	—	—	—	—
Construction & development	—	—	—	—	984	1,440	2,424
Residential development	1,693	312	655	—	886	—	3,546
Commercial
Term	—	1,656	—	—	—	—	1,656
LOC & other, net	907	63	—	—	—	—	970
Leases and equipment finance	—	—	—	—	—	—	—
Residential
Mortgage	—	964	—	—	—	—	964
Home equity loans & lines	—	656	—	—	191	162	1,009
Consumer & other	—	—	—	—	—	—	—
Total	2,600	9,473	655	747	2,061	1,602	17,138
Total non-performing assets	$3,517	$44,814	$4,679	$6,471	$19,672	$8,953	$88,106

As of December 31, 2013, the non-covered non-performing assets of $57.2 million have been written down by 29%, or $22.9 million, from their original balance of $80.1 million.

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

The following table summarizes our non-covered loans and leases past due 30-89 days by loan type and by region as of December 31, 2013 and December 31, 2012. Loans and leases past due 30-89 days have decreased 36% between the two periods.
Non-Covered Loans and Leases Past Due 30-89 Days by Type and Region
(in thousands)

	December 31, 2013
		Northwest	Southern	Northern	Central	Greater Bay
	Washington	Oregon	Oregon	California	California	California	Total
Commercial real estate
Non-owner occupied term, net	$—	$400	$287	$—	$2,554	$729	$3,970
Owner occupied term, net	—	502	340	—	67	751	1,660
Multifamily, net	—	—	—	—	—	—	—
Construction & development, net	—	—	—	—	—	—	—
Residential development, net	—	—	—	—	—	—	—
Commercial
Term, net	6	15	—	5	218	599	843
LOC & other, net	—	63	111	1,800	281	83	2,338
Leases and equipment finance, net	3,896	12	—	—	—	—	3,908
Residential
Mortgage, net	—	225	346	113	10	341	1,035
Home equity loans & lines, net	—	1,392	—	—	—	—	1,392
Consumer & other, net	20	52	29	4	7	32	144
Total, net of deferred fees and costs	$3,922	$2,661	$1,113	$1,922	$3,137	$2,535	$15,290

(in thousands)

	December 31, 2012
		Northwest	Southern	Northern	Central	Greater Bay
	Washington	Oregon	Oregon	California	California	California	Total

Commercial real estate
Non-owner occupied term, net	$317	$899	$138	$—	$3,462	$1,413	$6,229
Owner occupied term, net	—	511	645	1,799	—	1,347	4,302
Multifamily, net	—	—	—	—	—	—	—
Construction & development, net	—	283	—	—	—	—	283
Residential development, net	—	—	—	—	479	—	479
Commercial
Term, net	—	413	164	1,214	22	1,878	3,691
LOC & other, net	24	1,446	74	104	1,383	183	3,214
Leases and equipment finance, net	—	—	—	—	—	—	—
Residential
Mortgage, net	—	3,508	—	—	—	—	3,508
Home equity loans & lines, net	—	250	221	266	161	714	1,612
Consumer & other, net	—	329	20	61	63	—	473
Total, net of deferred fees and costs	$341	$7,639	$1,262	$3,444	$5,570	$5,535	$23,791

Non-Covered Restructured Loans
At December 31, 2013 and December 31, 2012, non-covered impaired loans of $68.8 million and $70.6 million were classified as non-covered performing restructured loans, respectively.  The restructurings were granted in response to borrower financial difficulty, by providing modification of loan repayment terms. The non-covered performing restructured loans on accrual status represent principally the only impaired loans accruing interest at December 31, 2013.  In order for a restructured loan to be considered performing and on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan must be current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Company had no obligation to lend additional funds on the restructured loans as of December 31, 2013.

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

A and B Note Workout Structures
The Bank performs A note/B note workout structures as a subset of the Bank’s troubled debt restructuring strategy.  The amount of loans restructured using this structure was $3.8 million and $12.6 million as of December 31, 2013 and December 31, 2012, respectively.

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

The following tables summarize our performing non-covered restructured loans by loan type and region as of December 31, 2013 and December 31, 2012:

Non-Covered Restructured Loans by Type and Region
(in thousands)

	December 31, 2013
		Northwest	Southern	Northern	Central	Greater Bay
	Washington	Oregon	Oregon	California	California	California	Total
Commercial real estate
Non-owner occupied term, net	$13,188	$13,492	$3,865	$—	$6,821	$—	$37,366
Owner occupied term, net	—	650	—	608	3,944	—	5,202
Multifamily, net	—	—	—	—	—	—	—
Construction & development, net	—	8,498	—	—	1,092	—	9,590
Residential development, net	—	6,987	—	—	7,915	—	14,902
Commercial
Term, net	—	—	—	—	1,258	—	1,258
LOC & other, net	—	—	—	—	—	—	—
Leases and equipment finance, net	—	—	—	—	—	—	—
Residential
Mortgage, net	—	473	—	—	—	—	473
Home equity loans & lines, net	—	—	—	—	—	—	—
Consumer & other, net	—	—	—	—	—	—	—
Total, net of deferred fees and costs	$13,188	$30,100	$3,865	$608	$21,030	$—	$68,791

(in thousands)

	December 31, 2012
		Northwest	Southern	Northern	Central	Greater Bay
	Washington	Oregon	Oregon	California	California	California	Total
Commercial real estate
Non-owner occupied term, net	$13,482	$10,055	$3,870	$—	$6,922	$—	$34,329
Owner occupied term, net	—	670	—	654	3,960	—	5,284
Multifamily, net	—	—	—	—	—	—	—
Construction & development, net	—	8,739	—	—	3,813	—	12,552
Residential development, net	—	8,455	—	—	8,686	—	17,141
Commercial
Term, net	—	—	—	350	—	—	350
LOC & other, net	—	—	—	—	820	—	820
Leases and equipment finance, net	—	—	—	—	—	—	—
Residential
Mortgage, net	—	—	—	—	—	—	—
Home equity loans & lines, net	—	—	—	—	—	126	126
Consumer & other, net	—	—	—	—	—	—	—
Total, net of deferred fees and costs	$13,482	$27,919	$3,870	$1,004	$24,201	$126	$70,602

The following table presents a distribution of our performing non-covered restructured loans by year of maturity, according to the restructured terms, as of December 31, 2013:

(in thousands)

Year	Amount
2014	$43,710
2015	9,691
2016	8,498
2017	2,475
2018	3,944
Thereafter	473
Total	$68,791

The Bank has had varying degrees of success with different types of concessions.  The following table presents the percentage of troubled debt restructurings, by type of concession, at December 31, 2013 that have performed and are expected to perform according to the troubled debt restructuring agreement:

December 31, 2013
Rate	99%
Interest Only	100%
Payment	100%
Combination	90%

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

Covered Non-Performing Assets

Covered non-performing assets totaled $2.1 million, or 0.02% of total assets at December 31, 2013 as compared to $10.4 million, or 0.09% of total assets at December 31, 2012. These covered nonperforming assets are subject to shared-loss agreements with the FDIC. The following tables summarize our covered non-performing assets by loan type as of December 31, 2013 and December 31, 2012:

(in thousands)

	December 31, 2013
	Evergreen	Rainier	Nevada Security	Total
Covered other real estate owned:
Commercial real estate
Non-owner occupied term	$234	$55	$72	$361
Owner occupied term	—	—	—	—
Multifamily	—	—	—	—
Construction & development	417	—	1,048	1,465
Residential development	—	—	97	97
Commercial
Term	—	—	179	179
LOC & other	—	—	—	—
Residential
Mortgage	—	—	—	—
Home equity loans & lines	—	—	—	—
Consumer & other	—	—	—	—
Total	$651	$55	$1,396	$2,102
(in thousands)

	December 31, 2012
	Evergreen	Rainier	Nevada Security	Total
Covered other real estate owned:
Commercial real estate
Non-owner occupied term	$958	$1,415	$2,015	$4,388
Owner occupied term	—	125	356	481
Multifamily	—	—	—	—
Construction & development	319	482	3,286	4,087
Residential development	347	—	243	590
Commercial
Term	—	332	—	332
LOC & other	—	—	—	—
Residential
Mortgage	421	75	—	496
Home equity loans & lines	—	—	—	—
Consumer & other	—	—	—	—
Total	$2,045	$2,429	$5,900	$10,374

Total Non-Performing Assets
The following tables summarize our total (including covered and non-covered) nonperforming assets at December 31:

(dollars in thousands)

	2013	2012	2011	2010	2009
Loans and leases on non-accrual status	$31,891	$66,736	$80,562	$138,177	$193,118
Loans and leases past due 90 days or more and accruing	3,430	4,232	10,821	7,071	5,909
Total non-performing loans and leases	35,321	70,968	91,383	145,248	199,027
Other real estate owned	23,935	27,512	53,666	62,654	24,566
Total non-performing assets	$59,256	$98,480	$145,049	$207,902	$223,593
Asset quality ratios:
Total non-performing assets to total assets	0.51%	0.83%	1.25%	1.78%	2.38%
Total non-performing loans and leases to total loans and leases	0.46%	0.99%	1.40%	2.25%	3.32%

ALLOWANCE FOR NON-COVERED LOAN AND LEASE LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS

The allowance for non-covered loan and lease losses (“ALLL”) totaled $85.3 million at December 31, 2013, a decrease of $77,000 from the $85.4 million at December 31, 2012. The decrease in the ALLL from the prior year-end is a result of improving credit quality characteristics of the non-covered lease and loan portfolio, partially offset by non-covered loan and lease growth. Additional discussion on the change in provision for loan and lease losses is provided under the heading Provision for Loan and Lease Losses above.
The following table provides a summary of activity in the ALLL by major loan type for each of the five years ended December 31:
Allowance for Non-Covered Loan and Lease Losses

(in thousands)

	2013	2012	2011	2010	2009
Balance, beginning of period	$85,391	$92,968	$101,921	$107,657	$95,865
Loans charged-off:
Commercial real estate, net	(7,445)	(22,349)	(36,011)	(71,030)	(136,382)
Commercial, net	(19,266)	(12,209)	(21,071)	(50,242)	(57,932)
Residential, net	(3,458)	(5,282)	(6,333)	(5,168)	(4,331)
Consumer & other, net	(826)	(1,499)	(1,636)	(2,061)	(2,222)
Total loans charged-off	(30,995)	(41,339)	(65,051)	(128,501)	(200,867)
Recoveries:
Commercial real estate, net	3,322	5,409	5,906	6,980	1,334
Commercial, net	9,914	5,356	3,348	1,318	1,549
Residential, net	351	762	239	334	126
Consumer & other, net	502	439	385	465	526
Total recoveries	14,089	11,966	9,878	9,097	3,535
Net charge-offs	(16,906)	(29,373)	(55,173)	(119,404)	(197,332)
Provision charged to operations	16,829	21,796	46,220	113,668	209,124
Balance, end of period	$85,314	$85,391	$92,968	$101,921	$107,657
As a percentage of average non-covered loans and leases:
Net charge-offs	0.24%	0.48%	0.96%	2.06%	3.23%
Provision for non-covered loan and lease losses	0.24%	0.35%	0.81%	1.97%	3.43%
Recoveries as a percentage of charge-offs	45.46%	28.95%	15.19%	7.08%	1.76%

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the allowance for loan and lease losses, and acknowledges the inherent imprecision of all loss prediction models. At both December 31, 2013 and December 31, 2012, there was no unallocated allowance for loan and lease losses. The level in unallocated ALLL reflects management’s evaluation of the existing general business and economic conditions, and improving credit quality and collateral values of real estate in our markets. The ALLL composition should not be interpreted as an indication of specific amounts or loan categories in which future charge-offs may occur.
The following table sets forth the allocation of the allowance for non-covered loan and lease losses and percent of loans and leases in each category to total loans and leases, net of deferred fees, as of December 31:

Allowance for Non-covered Loan and Lease Losses Composition
As of December 31,
(dollars in thousands)

	2013		2012		2011		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial real estate, net	$53,433	58.8%	$54,909	62.7%	$59,574	64.6%	$64,405	68.3%	$67,281	68.4%
Commercial, net	24,191	28.8%	22,925	25.7%	20,485	24.8%	22,146	22.2%	24,583	23.2%
Residential, net	6,827	11.7%	6,925	11.0%	7,625	10.0%	5,926	8.9%	5,811	7.8%
Consumer & other, net	863	0.7%	632	0.6%	867	0.6%	803	0.6%	455	0.6%
Unallocated	—		—		4,417		8,641		9,527
Allowance for non-covered loan and lease losses	$85,314		$85,391		$92,968		$101,921		$107,657

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
At December 31, 2013, the recorded investment in non-covered loans classified as impaired totaled $100.8 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $1.8 million.  The valuation allowance on impaired loans represents the impairment reserves on performing current and former non-covered restructured loans and nonaccrual loans. At December 31, 2012, the total recorded investment in non-covered impaired loans was $142.4 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $1.4 million.  The valuation allowance on impaired loans represents the impairment reserves on performing current and former non-covered restructured loans and nonaccrual loans at December 31, 2012.

The following table presents a summary of activity in the reserve for unfunded commitments (“RUC”):

Summary of Reserve for Unfunded Commitments Activity
Years Ended December 31,

(in thousands)

	2013	2012	2011
Balance, beginning of period	$1,223	$940	$818
Net change to other expense:
Commercial real estate, net	48	113	26
Commercial, net	93	174	58
Residential, net	59	(12)	27
Consumer & other, net	13	8	11
Total change to other expense	213	283	122
Balance, end of period	$1,436	$1,223	$940

We believe that the ALLL and RUC at December 31, 2013 are sufficient to absorb losses inherent in the loan and lease portfolio and credit commitments outstanding as of that date based on the best information available. This assessment, based in part on historical levels of net charge-offs, loan and lease growth, and a detailed review of the quality of the loan and lease portfolio, involves uncertainty and judgment. Therefore, the adequacy of the ALLL and RUC cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

ALLOWANCE FOR COVERED LOAN LOSSES

The allowance for covered loan and lease losses (“ALLL”) totaled $9.8 million at December 31, 2013, a decrease of $8.5 million from the $18.3 million at December 31, 2012. The decrease in the covered ALLL from the prior year end results from improvements in the amount and the timing of expected cash flows on the acquired loans compared to those previously estimated and charge-offs of unpaid principal balance against previously established allowance, as measured on a pool basis.

The following table summarizes activity related to the allowance for covered loan losses by covered loan portfolio segment for each of the four years ended December 31:

Allowance for Covered Loan Losses

(in thousands)

	2013	2012	2011	2010
Balance, beginning of period	$18,275	$14,320	$2,721	$—
Loans charged-off:
Commercial real estate, net	(2,303)	(2,921)	(3,177)	(2,439)
Commercial, net	(1,544)	(1,613)	(660)	(266)
Residential, net	(197)	(596)	(1,657)	—
Consumer & other, net	(459)	(659)	(1,192)	—
Total loans charged-off	(4,503)	(5,789)	(6,686)	(2,705)
Recoveries:
Commercial real estate, net	1,114	1,264	1,348	11
Commercial, net	531	733	512	263
Residential, net	218	237	142	—
Consumer & other, net	249	105	142	1
Total recoveries	2,112	2,339	2,144	275
Net charge-offs	(2,391)	(3,450)	(4,542)	(2,430)
Covered (recapture of) provision charged to operations	(6,113)	7,405	16,141	5,151
Balance, end of period	$9,771	$18,275	$14,320	$2,721

As a percentage of average covered loans:
Net charge-offs	0.57%	0.62%	0.64%	0.36%
(Recapture of) provision for covered loan losses	(1.47)%	1.34%	2.28%	0.76%

The following table sets forth the allocation of the allowance for covered loan losses and percent of covered loans in each category to total loans, net of deferred fees as of December 31:

Allowance for Covered Loan Losses Composition
As of December 31,
(dollars in thousands)

	2013		2012		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%
Commercial real estate, net	$6,105	81.6%	$12,129	80.7%	$8,939	79.4%	$2,465	78.5%
Commercial, net	2,837	6.0%	4,980	7.8%	3,964	9.1%	176	9.9%
Residential, net	660	11.3%	804	10.3%	991	10.2%	56	10.2%
Consumer & other, net	169	1.1%	362	1.2%	426	1.3%	24	1.4%
Allowance for covered loan losses	$9,771		$18,275		$14,320		$2,721

MORTGAGE SERVICING RIGHTS

The following table presents the key elements of our mortgage servicing rights asset as of December 31, 2013, 2012, and 2011:

Summary of Mortgage Servicing Rights

Years Ended December 31,

(in thousands)

	2013	2012	2011
Balance, beginning of period	$27,428	$18,184	$14,454
Additions for new mortgage servicing rights capitalized	17,963	17,710	6,720
Changes in fair value:
Due to changes in model inputs or assumptions(1)	5,688	(4,651)	(858)
Other(2)	(3,314)	(3,815)	(2,132)
Balance, end of period	$47,765	$27,428	$18,184

(1) Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2) Represents changes due to collection/realization of expected cash flows over time.

Information related to our serviced loan portfolio as of December 31, 2013, 2012, and 2011 was as follows:

(dollars in thousands)

	December 31, 2013	December 31, 2012	December 31, 2011
Balance of loans serviced for others	$4,362,499	$3,162,080	$2,009,849
MSR as a percentage of serviced loans	1.09%	0.87%	0.90%

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
GOODWILL AND OTHER INTANGIBLE ASSETS

At December 31, 2013, we had goodwill and other intangible assets of $776.7 million, as compared to $685.3 million at December 31, 2012.  Goodwill is recorded in connection with business combinations and represents the excess of the purchase price over the estimated fair value of the net assets acquired. Goodwill increased in 2013 over 2012 as a result of the FinPac acquisition.

At December 31, 2013, we had recorded goodwill of $764.3 million, as compared to $668.2 million at December 31, 2012. Goodwill and other intangible assets with indefinite lives are not amortized but instead are periodically tested for impairment. Management evaluates intangible assets with indefinite lives on an annual basis as of December 31. Additionally, we perform impairment evaluations on an interim basis when events or circumstances indicate impairment potentially exists. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others, a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; adverse action or assessment by a regulator; and unanticipated competition.
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

The Company conducted its annual evaluation of goodwill for impairment as of December 31, 2013 for both the Community Banking and Wealth Management segments. In the first step of the goodwill impairment test, the Company determined for both segments that the fair value of the reporting unit exceeded its carrying value. No goodwill impairment losses have been recognized in the periods presented.
At December 31, 2013, we had other intangible assets of $12.4 million, as compared to $17.1 million at December 31, 2012.   As part of a business acquisition, a portion of the purchase price is allocated to the other value of intangible assets such as core deposits, which includes all deposits except certificates of deposit. The value of these other intangible assets was determined with the assistance of a third party based on an analysis of the cost differential between the core deposits and alternative funding sources for the core deposit intangible. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and are also reviewed for impairment. We amortize other intangible assets on an accelerated or straight-line basis over an estimated ten to fifteen year life. Other intangible assets decreased in 2013 over 2012 as a result of intangible asset amortization. No impairment losses separate from the scheduled amortization have been recognized in the periods presented.

Additional information regarding our accounting for goodwill and other intangible assets is included in Notes 1, 2 and 9 of the Notes to Consolidated Financial Statements in Item 8 below.
DEPOSITS

Total deposits were $9.1 billion at December 31, 2013, a decrease of $261.6 million, or 2.8%, as compared to year-end 2012 due to the transfer of balances to securities sold under agreements to repurchase and from anticipated run-off of higher priced money market, time and public deposits. Additional information regarding interest bearing deposits is included in Note 14 of the Notes to Consolidated Financial Statements in Item 8 below.

The following table presents the deposit balances by major category as of December 31, 2013 and December 31, 2012:

Deposits
As of December 31,
(dollars in thousands)

	December 31, 2013		December 31, 2012
	Amount	Percentage	Amount	Percentage
Non-interest bearing	$2,436,477	26%	$2,278,914	24%
Interest bearing demand	1,233,070	14%	1,215,002	13%
Money market	3,349,946	37%	3,407,047	37%
Savings	560,699	6%	475,325	5%
Time, $100,000 or greater	1,065,380	12%	1,429,153	15%
Time, less than $100,000	472,088	5%	573,834	6%
Total	$9,117,660	100%	$9,379,275	100%

 The following table presents the average amount of and average rate paid by major category as of December 31:

(dollars in thousands)

	2013		2012		2011
	Average	Average	Average	Average	Average	Average
	Deposits	Rate	Deposits	Rate	Deposits	Rate
Non-interest bearing	$2,284,996	—	$2,034,035	—	$1,782,354	—
Interest bearing demand	1,176,841	0.08%	1,112,394	0.18%	903,721	0.34%
Money market	3,276,179	0.11%	3,447,806	0.21%	3,487,624	0.49%
Savings	521,387	0.06%	427,673	0.07%	373,746	0.10%
Time	1,796,669	0.89%	2,102,711	1.03%	2,754,533	1.27%
Total	$9,056,072		$9,124,619		$9,301,978

The following table presents the scheduled maturities of time deposits of $100,000 and greater as of December 31, 2013:

Maturities of Time Deposits of $100,000 and Greater

(in thousands)

Amount
Three months or less	$226,849
Over three months through six months	211,268
Over six months through twelve months	253,595
Over twelve months	373,668
Time, $100,000 and over	$1,065,380

The Company has an agreement with Promontory Interfinancial Network LLC (“Promontory”) that makes it possible to provide FDIC deposit insurance to balances in excess of current deposit insurance limits.  Promontory’s Certificate of Deposit Account Registry Service (“CDARS”) uses a deposit-matching program to exchange Bank deposits in excess of the current deposit insurance limits for excess balances at other participating banks, on a dollar-for-dollar basis, that would be fully insured at the Bank.  This product is designed to enhance our ability to attract and retain customers and increase deposits, by providing additional FDIC coverage to customers.  CDARS deposits can be reciprocal or one-way.  All of the Bank’s CDARS deposits are reciprocal and are considered brokered deposits under regulatory guidelines.  At December 31, 2013 and December 31, 2012, the Company’s CDARS balances totaled $66.9 million and $154.1 million, respectively.  Of these totals, at December 31, 2013 and December 31, 2012, $62.2 million and  $146.1 million, respectively, represented time deposits equal to or greater than $100,000 but were fully insured under current deposit insurance limits.

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
BORROWINGS

At December 31, 2013, the Bank had outstanding $224.9 million of securities sold under agreements to repurchase and no outstanding federal funds purchased balances. Additional information regarding securities sold under agreements to repurchase and federal funds purchased is provided in Notes 15 and 16 of Notes to Consolidated Financial Statements in Item 8 below.

The Bank had outstanding term debt of $251.5 million at December 31, 2013, primarily with the Federal Home Loan Bank (“FHLB”). Term debt outstanding as of December 31, 2013 decreased $2.1 million since December 31, 2012 as a result of accretion of purchase accounting adjustments. Term debt assumed in the FinPac acquisition of $211.2 million was paid upon acquisition. Advances from the FHLB amounted to $245.0 million of the total term debt and are secured by investment securities and loans secured by real estate.  The FHLB advances have fixed interest rates ranging from 4.46% to 4.72% and mature in 2016 and 2017. Additional information regarding term debt is provided in Note 17 of Notes to Consolidated Financial Statements in Item 8 below.

JUNIOR SUBORDINATED DEBENTURES

We had junior subordinated debentures with carrying values of $189.2 million and $196.1 million at December 31, 2013 and December 31, 2012, respectively.  The decrease is primarily due to the redemption of $8.8 million in junior subordinated debentures during the first quarter of 2013 which were assumed in the Circle acquisition in November 2012.

At December 31, 2013, approximately $219.6 million, or 95% of the total issued amount, had interest rates that are adjustable on a quarterly basis based on a spread over three month LIBOR.  Interest expense for junior subordinated debentures decreased in 2013 as compared to 2012 and 2011, primarily resulting from decreases in three month LIBOR.  Although increases in three month LIBOR will increase the interest expense for junior subordinated debentures, we believe that other attributes of our balance sheet will serve to mitigate the impact to net interest income on a consolidated basis.

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

Through the first quarter of 2010 we obtained valuations from a third-party pricing service to assist with the estimation and determination of fair value of these liabilities.  In these valuations, the credit risk adjusted interest spread for potential new issuances through the primary market and implied spreads of these instruments when traded as assets on the secondary market, were estimated to be significantly higher than the contractual spread of our junior subordinated debentures measured at fair value.  The difference between these spreads has resulted in the cumulative gain in fair value, reducing the carrying value of these instruments as reported on our Consolidated Balance Sheets. In July 2010, the Dodd-Frank Act was signed into law which, among other things, limits the ability of certain bank holding companies to treat trust preferred security debt issuances as Tier 1 capital.  This law may require many banks to raise new Tier 1 capital and effectively closed the trust-preferred securities markets from offering new issuances in the future.  As a result of this legislation, our third-party pricing service noted that they were no longer able to provide reliable fair value estimates related to these liabilities given the absence of observable or comparable transactions in the market place in recent history or as anticipated into the future.

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

Additionally, the Company periodically utilizes an external valuation firm to determine or validate the reasonableness of the assessments of inputs and factors that ultimately determines the estimate fair value of these liabilities. The extent we involve or engage these external third parties correlates to management’s assessment of the current subordinate debt market, how the current environment and market compares to the preceding quarter, and perceived changes in the Company’s own creditworthiness during the quarter.  In periods of potential significant valuation changes and at year-end reporting periods we typically engage third parties to perform a full independent valuation of these liabilities.  For periods where management has assessed the market and other factors impacting the underlying valuation assumptions of these liabilities, and has determined significant changes to the valuation of these liabilities in the current period are remote, the scope of the valuation specialist’s review is limited to a review the reasonableness of management’s assessment of inputs.  In the fourth quarter of 2013, the Company engaged an external valuation firm to prepare an independent valuation of our junior subordinated debentures measured at fair value and the results were consistent with the Company’s valuation.

Absent changes to the significant inputs utilized in the discounted cash flow model used to measure the fair value of these instruments at each reporting period, the cumulative discount for each junior subordinated debenture will reverse over time, ultimately returning the carrying values of these instruments to their notional values at their expected redemption dates, in a manner similar to the effective yield method as if these instruments were accounted for under the amortized cost method.   For the years ended December 31, 2013, 2012, and 2011, we recorded losses of $2.2 million, respectively, resulting from the change in fair value of the junior subordinated debentures recorded at fair value.  Observable activity in the junior subordinated debenture and related markets in future periods may change the effective rate used to discount these liabilities, and could result in additional fair value adjustments (gains or losses on junior subordinated debentures measured at fair value) outside the expected periodic change in fair value had the fair value assumptions remained unchanged.

On July 2, 2013, the federal banking regulators approved the final proposed rules that revise the regulatory capital rules to incorporate certain revisions by the Basel Committee on Banking Supervision to the Basel capital framework ("Basel III"). Under the original proposed rule, trust preferred security debt issuances would have been phased out of Tier 1 capital into Tier 2 capital over a 10 year period. Under the final rule, consistent with Section 171 of the Dodd-Frank Act, bank holding companies with less than $15 billion assets as of December 31, 2009 will be grandfathered and may continue to include these instruments in Tier 1 capital, subject to certain restrictions. However, if an institution grows above $15 billion as a result of an acquisition, or organically grows above $15 billion and then makes an acquisition, the combined trust preferred security debt issuances would be phased out of Tier 1 and into Tier 2 capital (75% in 2015 and 100% in 2016). If the Company exceeds $15 billion in consolidated assets other than in an organic manner and these instruments no longer qualify as Tier 1 capital, it is possible the Company may accelerate redemption of the existing junior subordinated debentures.  This could result in adjustments to the fair value of these instruments including the acceleration of losses on junior subordinated debentures carried at fair value within non-interest income. The Company currently does not intend to redeem the junior subordinated debentures following the proposed merger in order to support regulatory total capital levels. At December 31, 2013, the Company's restricted core capital elements were 18.6% of total core capital, net of goodwill and any associated deferred tax liability.

The contractual interest expense on junior subordinated debentures continues to be recorded on an accrual basis and is reported in interest expense. The junior subordinated debentures recorded at fair value of $87.3 million had contractual unpaid principal amounts of $134.0 million outstanding as of December 31, 2013. The junior subordinated debentures recorded at fair value of $85.1 million had contractual unpaid principal amounts of $134.0 million outstanding as of December 31, 2012.
Additional information regarding junior subordinated debentures measured at fair value is included in Note 18 of the Notes to Consolidated Financial Statements.

All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of December 31, 2013, under guidance issued by the Board of Governors of the Federal Reserve System. Additional information regarding the terms of the junior subordinated debentures, including maturity/redemption dates, interest rates and the fair value election, is included in Note 18 of the Notes to Consolidated Financial Statements.

LIQUIDITY AND CASH FLOW

The principal objective of our liquidity management program is to maintain the Bank's ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance.  Public deposits represent 11.0% and 10.6% of total deposits at December 31, 2013 and at December 31, 2012, respectively. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state’s risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $2.2 billion at December 31, 2013 subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $391.7 million subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $185.0 million at December 31, 2013. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company's revenues are obtained from dividends declared and paid by the Bank. There were $62.0 million of dividends paid by the Bank to the Company in 2013.  There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to fund its quarterly cash dividend distributions to common shareholders and meet its ongoing cash obligations, which consist principally of debt service on the $230.1 million (issued amount) of outstanding junior subordinated debentures. As of December 31, 2013, the Company did not have any borrowing arrangements of its own.

As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $413.1 million during 2013, with the difference between cash provided by operating activities and net income largely consisting of proceeds from the sale of loans held for sale of $1.9 billion, offset by originations of loans held for sale of $1.6 billion.  This compares to net cash provided by operating activities of $26.5 million during 2012, with the difference between cash provided by operating activities and net income largely consisting of originations of loans held for sale of $2.0 billion, offset by proceeds from the sale of loans held for sale of $1.9 billion.

Net cash of $281.1 million provided by investing activities during the 2013 consisted principally of proceeds from investment securities available for sale of $803.9 million, net covered loan paydowns of $101.9 million, and proceeds from sale of non-covered loans and leases of $60.3 million, partially offset by $484.9 million of net non-covered loan originations, net cash paid in acquisition of $149.7 million, $51.2 million of purchases of investment securities available for sale, and purchases of premises and equipment of $34.0 million.   This compares to net cash of $121.5 million used by investing activities during 2012, which consisted principally of proceeds from investment securities available for sale of $1.5 billion, net covered loan paydowns of $114.8 million, net cash acquired in acquisition of $39.3 million, net proceeds from the FDIC indemnification asset of $29.5 million, and proceeds from the sale of non-covered other real estate owned of $27.1 million, partially offset by purchases of investment securities available for sale of $994.6 million, net non-covered loan originations of $587.4 million and purchases of premises and equipment of $22.8 million,

Net cash of $447.5 million used by financing activities during 2013 primarily consisted of $261.2 million decrease in net deposits, repayment of FinPac term debt of $211.7 million, dividends paid on common stock of $50.8 million, $9.4 million of common stock repurchased, and $8.8 million of repayment of junior subordinated debentures, partially offset by $87.8 million increase in securities sold under agreements to repurchase. This compares to net cash of $203.0 million used by financing activities during 2012, which consisted primarily of $107.4 million decrease in net deposits, repayment of term debt of $55.4 million, $46.2 million of dividends paid on common stock, and $7.4 million of common stock repurchased, partially offset by $12.5 million increase in net securities sold under agreements to repurchase.

Although we expect the Bank's and the Company's liquidity positions to remain satisfactory during 2014, it is possible that our deposit balances for 2014 may not be maintained at previous levels due to pricing pressure or, in order to generate deposit growth, our pricing may need to be adjusted in a manner that results in increased interest expense on deposits.

OFF-BALANCE-SHEET-ARRANGEMENTS

Information regarding Off-Balance-Sheet Arrangements is included in Note 20 and 21 of the Notes to Consolidated Financial Statements in Item 8 below.
The following table presents a summary of significant contractual obligations extending beyond one year as of December 31, 2013 and maturing as indicated:

Future Contractual Obligations
As of December 31, 2013:
(in thousands)

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Deposits (1)	$8,589,729	$422,107	$103,729	$2,555	$9,118,120
Term debt	—	—	245,016	495	245,511
Junior subordinated debentures (2)	—	—	—	230,061	230,061
Operating leases	17,757	29,711	17,396	22,938	87,802
Other long-term liabilities (3)	1,740	3,880	4,503	30,991	41,114
Total contractual obligations	$8,609,226	$455,698	$370,644	$287,040	$9,722,608

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
As of December 31, 2013, the Company has a liability for unrecognized tax benefits relating to California tax incentives and temporary differences in the amount of $795,000, which includes accrued interest of $193,000. As the Company is not able to estimate the period in which this liability will be paid in the future, this amount is not included in the future contractual obligations table above.
CONCENTRATIONS OF CREDIT RISK
Information regarding Concentrations of Credit Risk is included in Note 3, 5, and 20 of the Notes to Consolidated Financial Statements in Item 8 below.
CAPITAL RESOURCES

Shareholders' equity at December 31, 2013 was $1.7 billion, an increase of $3.4 million from December 31, 2012. The increase in shareholders' equity during the year ended was principally due to net income of $98.4 million, offset by other comprehensive loss, net of tax, of $29.3 million and common stock dividends declared of $67.7 million.

The Federal Reserve Board has in place guidelines for risk-based capital requirements applicable to U.S. banks and bank/financial holding companies. These risk-based capital guidelines take into consideration risk factors, as defined by regulation, associated with various categories of assets, both on and off-balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The guidelines require an 8% total risk-based capital ratio, of which 4% must be Tier 1 capital. Our consolidated Tier 1 capital, which consists of shareholders' equity and qualifying trust-preferred securities, less other comprehensive income, goodwill, other intangible assets, disallowed servicing assets and disallowed deferred tax assets, totaled $1.2 billion at December 31, 2013. Tier 2 capital components include all, or a portion of, the allowance for loan and lease losses and the portion of trust preferred securities in excess of Tier 1 statutory limits. The total of Tier 1 capital plus Tier 2 capital components is referred to as Total Risk-Based Capital, and was $1.3 billion at December 31, 2013. The percentage ratios, as calculated under the guidelines, were 13.56% and 14.66% for Tier 1 and Total Risk-Based Capital, respectively, at December 31, 2013. The Tier 1 and Total Risk-Based Capital ratios at December 31, 2012 were 15.27% and 16.52%, respectively.

A minimum leverage ratio is required in addition to the risk-based capital standards and is defined as period-end shareholders' equity and qualifying trust preferred securities, less other comprehensive income, goodwill and deposit-based intangibles, divided by average assets as adjusted for goodwill and other intangible assets. Although a minimum leverage ratio of 4% is required for the highest-rated financial holding companies that are not undertaking significant expansion programs, the Federal Reserve Board may require a financial holding company to maintain a leverage ratio greater than 4% if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve Board. The Federal Reserve Board uses the leverage and risk-based capital ratios to assess capital adequacy of banks and financial holding companies. Our consolidated leverage ratios at December 31, 2013 and 2012 were 10.90% and 11.44%, respectively. As of December 31, 2013, the most recent notification from the FDIC categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's regulatory capital category.
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

Also, under the final rules, if an institution grows above $15 billion as a result of an acquisition, or organically grows above $15 billion and then makes an acquisition, the combined trust preferred security debt issuances would be phased out of Tier 1 and into Tier 2 capital (75% in 2015 and 100% in 2016). It is possible the Company may accelerate redemption of the existing junior subordinated debentures.  This could result in adjustments to the fair value of these instruments including the acceleration of losses on junior subordinated debentures carried at fair value within non-interest income. The Company currently does not intend to redeem the junior subordinated debentures following the proposed merger in order to support regulatory total capital levels.

The final rules also provide for a number of adjustments to and deductions from the new CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under Basel III, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including the Company and the Bank, may make a one-time permanent election to continue to exclude these items. The Company and Bank expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Company's securities portfolio. In addition, deductions include, for example, the requirement that mortgage servicing rights, certain deferred tax assets not dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. The Company and the Bank are currently evaluating the provisions of the final rules and expected impact.

During the year ended December 31, 2013, the Company made no contributions to the Bank. At December 31, 2013, all three of the capital ratios of the Bank exceeded the minimum ratios required by federal regulation. Management monitors these ratios on a regular basis to ensure that the Bank remains within regulatory guidelines. Further information regarding the actual and required capital ratios is provided in Note 23 of the Notes to Consolidated Financial Statements in Item 8 below.
During 2013, Umpqua's Board of Directors approved a cash dividend of $0.10 for the first quarter, $0.20 for the second quarter, and $0.15 for the third and fourth quarter, respectively. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth. We expect that the dividend rate will be reassessed on a quarterly basis by the Board of Directors in accordance with the dividend policy. The payment of cash dividends is subject to regulatory limitations as described under the Supervision and Regulation section of Part I of this report.
There is no assurance that future cash dividends on common shares will be declared or increased. The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the years ended December 31, 2013, 2012 and 2011:

Cash Dividends and Payout Ratios per Common Share

	2013	2012	2011
Dividend declared per common share	$0.60	$0.34	$0.24
Dividend payout ratio	69%	38%	37%

The Company’s share repurchase plan, which was first approved by the Board and announced in August 2003, was amended on September 29, 2011 to increase the number of common shares available for repurchase under the plan to 15 million shares. In April 2013, the repurchase program was extended to run through June 2015. As of December 31, 2013, a total of 12.0 million shares remained available for repurchase. The Company repurchased 98,027 shares under the repurchase plan in 2013. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan. In addition, our stock plans provide that option and award holders may pay for the exercise price and tax withholdings in part or whole by tendering previously held shares.
ITEM 7A. QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk arises primarily from credit risk and interest rate risk inherent in our investment, lending and financing activities. To manage our credit risk, we rely on various controls, including our underwriting standards and loan policies, internal loan monitoring and periodic credit reviews as well as our allowance of loan and lease losses (“ALLL”) methodology, all of which are administered by the Bank’s Credit Quality Group or ALLL Committee. Additionally, the Bank’s Enterprise Risk and Credit Committee (formerly the Loan and Investment Committee) provides board oversight over the Company’s loan and investment portfolio risk management functions, and the Bank’s Audit and Compliance Committee provides board oversight of the ALLL process and reviews and approves the ALLL methodology.
Interest rate risk is the potential for loss resulting from adverse changes in the level of interest rates on the Company’s net interest income. The absolute level and volatility of interest rates can have a significant impact on our profitability. The objective of interest rate risk management is to identify and manage the sensitivity of net interest income to changing interest rates to achieve our overall financial objectives. Based on economic conditions, asset quality and various other considerations, management establishes tolerance ranges for interest rate sensitivity and manages within these ranges. Net interest income and the fair value of financial instruments are greatly influenced by changes in the level of interest rates. We manage exposure to fluctuations in interest rates through policies that are established by the Asset/Liability Management Committee (“ALCO”). The ALCO meets monthly and has responsibility for developing asset/liability management policy, formulating and implementing strategies to improve balance sheet positioning and earnings and reviewing interest rate sensitivity. The Board of Directors' Enterprise Risk and Credit Committee (formerly the Loan and Investment Committee) provides oversight of the asset/liability management process, reviews the results of the interest rate risk analyses prepared for the ALCO and approves the asset/liability policy on an annual basis.
We measure our interest rate risk position on at least a quarterly basis using three methods: (i) gap analysis, (ii) net interest income simulation; and (iii) economic value of equity (fair value of financial instruments) modeling. The results of these analyses are reviewed by ALCO and the Loan and Investment Committee quarterly. If hypothetical changes to interest rates cause changes to our simulated net interest income simulation or economic value of equity modeling outside of our pre-established internal limits, we may adjust the asset and liability size or mix in an effort to bring our interest rate risk exposure within our established limits.
Gap Analysis

A gap analysis provides information about the volume and repricing characteristics and relationship between the amounts of interest-sensitive assets and interest-bearing liabilities at a particular point in time. An effective interest rate strategy attempts to match how the volume of interest sensitive assets and interest bearing liabilities respond to changes in interest rates within an acceptable timeframe, thereby minimizing the impact of interest rate changes on net interest income. Gap analysis measures interest rate sensitivity at a point in time as the difference between the estimated volumes of asset and liability cash flows or repricing characteristics across various time horizons: immediate to three months, four to twelve months, one to five years, over five years, and on a cumulative basis. The differences are known as interest sensitivity gaps. The main focus of this interest rate management tool is the gap sensitivity identified as the cumulative one year gap. The table below sets forth interest sensitivity gaps for these different intervals as of December 31, 2013.
Interest Sensitivity Gap
(in thousands)

	By Estimated Cash Flow or Repricing Interval
	0-3	4-12	1-5	Over 5	Non-Rate-
	Months	Months	Years	Years	Sensitive	Total
ASSETS
Interest bearing deposits	$611,224	$—	$—	$—	$—	$611,224
Temporary investments	514	—	—	—	—	514
Trading account assets	5,958	—	—	—	—	5,958
Securities held to maturity	2,679	228	335	5,964	(3,643)	5,563
Securities available for sale	111,647	270,462	830,048	524,012	54,809	1,790,978
Loans held for sale	101,795	—	—	—	2,869	104,664
Non-covered loans and leases	2,921,007	1,318,340	2,676,756	402,282	36,018	7,354,403
Covered loans and leases	109,697	128,982	130,095	10,233	(15,015)	363,992
Non-interest earning assets	—	—	—	—	1,398,816	1,398,816
Total assets	3,864,521	1,718,012	3,637,234	942,491	1,473,854	$11,636,112

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits	$1,233,070	$—	$—	$—	$—	$1,233,070
Money market deposits	3,349,946	—	—	—	—	3,349,946
Savings deposits	560,699	—	—	—	—	560,699
Time deposits	337,104	675,008	522,875	2,481	—	1,537,468
Securities sold under agreements to repurchase	224,882	—	—	—	—	224,882
Term debt	8	25	245,148	330	5,983	251,494
Junior subordinated debentures, at fair value	134,024				(46,750)	87,274
Junior subordinated debentures, at amortized cost	85,572	—	—	10,465	5,862	101,899
Non-interest bearing liabilities and shareholders' equity	—	—	—	—	4,289,380	4,289,380
Total liabilities and shareholders' equity	5,925,305	675,033	768,023	13,276	4,254,475	11,636,112

Interest rate sensitivity gap	(2,060,784)	1,042,979	2,869,211	929,215	(2,780,621)
Cumulative interest rate sensitivity gap	$(2,060,784)	$(1,017,805)	$1,851,406	$2,780,621	$—
Cumulative gap as a % of earning assets	(20)%	(10)%	18%	27%

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
For example, unlike the net interest income simulation, the interest rate risk profile of certain deposit products and floating rate loans that have reached their floors cannot be captured effectively in a gap table. Although the table shows the amount of certain assets and liabilities scheduled to reprice in a given time frame, it does not reflect when or to what extent such repricings may actually occur. For example, interest-bearing checking, money market and savings deposits are shown to reprice in the first three months, but we may choose to reprice these deposits more slowly and incorporate only a portion of the movement in market rates based on market conditions at that time. Alternatively, a loan which has reached its floor may not reprice upwards even though market interest rates increase causing such loan to act like a fixed rate loan regardless of its scheduled repricing date. The gap table as presented cannot factor in the flexibility we believe we have in repricing deposits or the floors on our loans.

Because of these factors, an interest sensitivity gap analysis may not provide an accurate or complete assessment of our exposure to changes in interest rates. We believe the estimated effect of a change in interest rates is better reflected in our net interest income and economic value of equity simulations.
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
Changes that could vary significantly from our assumptions include loan and deposit growth or contraction, changes in the mix of our earning assets or funding sources, the performance of loans accounted for under the expected cash flow method, and future asset/liability management decisions, all of which may have significant effects on our net interest income. Also, some of the assumptions made in the simulation model may not materialize and unanticipated events and circumstances may occur. In addition, the simulation model does not take into account any future actions management could undertake to mitigate the impact of interest rate changes or the impact a change in interest rates may have on our credit risk profile, loan prepayment estimates and spread relationships, which can change regularly. Actions we could undertake include, but are not limited to, growing or contracting the balance sheet, changing the composition of the balance sheet, or changing our pricing strategies for loans or deposits.
The estimated impact on our net interest income over a time horizon of one year as of December 31, 2013, 2012, and 2011 are indicated in the table below. For the scenarios shown, the interest rate simulation assumes a parallel and sustained shift in market interest rates ratably over a twelve-month period and no change in the composition or size of the balance sheet. For example, the “up 200 basis points” scenario is based on a theoretical increase in market rates of 16.7 basis points per month for twelve months applied to the balance sheet of December 31 for each respective year.
Interest Rate Simulation Impact on Net Interest Income
As of December 31, 2013
(dollars in thousands)

	2013		2012		2011
	Increase		Increase		Increase
	(Decrease)		(Decrease)		(Decrease)
	in Net Interest		in Net Interest		in Net Interest
	Income from	Percentage	Income from	Percentage	Income from	Percentage
	Base Scenario	Change	Base Scenario	Change	Base Scenario	Change
Up 300 basis points	$3,248	0.8%	$10,665	3.0%	$6,383	1.6%
Up 200 basis points	$3,186	0.8%	$11,116	3.1%	$5,031	1.3%
Up 100 basis points	$2,370	0.6%	$7,545	2.1%	$2,021	0.5%
Down 100 basis points	$(12,052)	(2.9)%	$(11,500)	(3.2)%	$(6,153)	(1.5)%
Down 200 basis points	$(28,023)	(6.8)%	$(20,273)	(5.6)%	$(15,460)	(3.9)%
Down 300 basis points	$(41,488)	(10.1)%	$(28,521)	(7.9)%	$(24,236)	(6.1)%

Asset sensitivity indicates that in a rising interest rate environment the Company’s net interest margin would increase and in decreasing interest rate environment a Company’s net interest margin would decrease. Liability sensitivity indicates that in a rising interest rate environment a Company’s net interest margin would decrease and in a decreasing interest rate environment a Company’s net interest margin would increase. For all years presented, we were “asset-sensitive” in both increased and decreased market interest rate scenarios. The relative level of asset sensitivity as of December 31, 2013 has decreased in increasing interest rate environments compared to December 31, 2012 and December 31, 2011. The relative level of asset sensitivity in decreasing interest rate environments as of December 31, 2013 is slightly less sensitive as compared to 2012 and more sensitive as compared to 2011. It should be noted that although net interest income simulation results are presented through the down 300 basis points interest rate environments, we do not believe the down 200 and 300 basis point scenarios are plausible given the current level of interest rates.
In general, we view the net interest income model results as more relevant to the Company’s current operating profile (a going concern), and we primarily manage our balance sheet based on this information.
Economic Value of Equity
Another interest rate sensitivity measure we utilize is the quantification of economic value changes for all financial assets and liabilities, given an increase or decrease in market interest rates. This approach provides a longer-term view of interest rate risk, capturing all future expected cash flows. Assets and liabilities with option characteristics are measured based on different interest rate path valuations using statistical rate simulation techniques. The projections are by their nature forward-looking and therefore inherently uncertain, and include various assumptions regarding cash flows and discount rates.
The table below illustrates the effects of various instantaneous market interest rate changes on the fair values of financial assets and liabilities (excluding mortgage servicing rights) as compared to the corresponding carrying values and fair values:
Interest Rate Simulation Impact on Fair Value of Financial Assets and Liabilities
As of December 31, 2013
(dollars in thousands)

	2013		2012
	Increase in		Increase in
	Estimated Fair	Percentage	Estimated Fair	Percentage
	Value of Equity	Change	Value of Equity	Change
Up 300 basis points	$24,660	1.3%	$30,222	1.7%
Up 200 basis points	$20,446	1.1%	$67,259	3.7%
Up 100 basis points	$11,123	0.6%	$66,930	3.7%
Down 100 basis points	$8,311	0.4%	$13,471	0.7%
Down 200 basis points	$32,714	1.8%	$64,763	3.6%
Down 300 basis points	$64,519	3.5%	$101,963	5.6%

As of December 31, 2013, our economic value of equity model indicates an asset sensitive profile in increasing interest rate environments and a liability sensitive profile, in decreasing interest rate environments. This suggests a sudden or sustained increase in increasing or decreasing interest rate scenarios would result in an increase in our estimated economic value of equity. Our overall sensitivity to market interest rate changes as of December 31, 2013 has decreased as compared to December 31, 2012. As of December 31, 2013, our estimated economic value of equity (fair value of financial assets and liabilities) exceeded our book value of equity. This result is primarily based on the value placed on the Company’s significant amount of noninterest bearing and low cost interest bearing deposits and fixed rates or floors characteristics included in the Company’s loan portfolio. While noninterest bearing deposits do not impact the net interest income simulation, the value of these deposits has a significant impact on the economic value of equity model, particularly when market rates are assumed to rise.
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

We have audited the accompanying consolidated balance sheets of Umpqua Holdings Corporation and Subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Umpqua Holdings Corporation and subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with generally accepted accounting principles in the United States of America. Also in our opinion, Umpqua Holdings Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP
Portland, Oregon
February 14, 2014

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012
(in thousands, except shares)

	December 31,	December 31,
	2013	2012
ASSETS
Cash and due from banks	$178,685	$223,532
Interest bearing deposits	611,224	315,053
Temporary investments	514	5,202
Total cash and cash equivalents	790,423	543,787
Investment securities
Trading, at fair value	5,958	3,747
Available for sale, at fair value	1,790,978	2,625,229
Held to maturity, at amortized cost	5,563	4,541
Loans held for sale, at fair value	104,664	320,132
Non-covered loans and leases	7,354,403	6,681,080
Allowance for non-covered loan and lease losses	(85,314)	(85,391)
Net non-covered loans and leases	7,269,089	6,595,689
Covered loans, net of allowance of $9,771 and $18,275	363,992	477,078
Restricted equity securities	30,685	33,443
Premises and equipment, net	177,680	162,667
Goodwill and other intangible assets, net	776,683	685,331
Mortgage servicing rights, at fair value	47,765	27,428
Non-covered other real estate owned	21,833	17,138
Covered other real estate owned	2,102	10,374
FDIC indemnification asset	23,174	52,798
Bank owned life insurance	96,938	93,831
Deferred tax asset, net	16,627	3,528
Other assets	111,958	138,702
Total assets	$11,636,112	$11,795,443
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest bearing	$2,436,477	$2,278,914
Interest bearing	6,681,183	7,100,361
Total deposits	9,117,660	9,379,275
Securities sold under agreements to repurchase	224,882	137,075
Term debt	251,494	253,605
Junior subordinated debentures, at fair value	87,274	85,081
Junior subordinated debentures, at amortized cost	101,899	110,985
Other liabilities	125,477	105,383
Total liabilities	9,908,686	10,071,404
COMMITMENTS AND CONTINGENCIES (NOTE 20)
SHAREHOLDERS' EQUITY
Common stock, no par value, 200,000,000 shares authorized; issued and outstanding: 111,973,203 in 2013 and 111,889,959 in 2012	1,514,485	1,512,400
Retained earnings	217,917	187,293
Accumulated other comprehensive (loss) income	(4,976)	24,346
Total shareholders' equity	1,727,426	1,724,039
Total liabilities and shareholders' equity	$11,636,112	$11,795,443

See notes to consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2013, 2012 and 2011
(in thousands, except per share amounts)

	2013	2012	2011
INTEREST INCOME
Interest and fees on non-covered loans and leases	$343,717	$313,294	$319,702
Interest and fees on covered loans and leases	54,497	73,518	86,011
Interest and dividends on investment securities:
Taxable	34,146	59,078	85,785
Exempt from federal income tax	8,898	9,184	8,653
Dividends	252	83	12
Interest on temporary investments and interest bearing deposits	1,336	928	1,590
Total interest income	442,846	456,085	501,753
INTEREST EXPENSE
Interest on deposits	20,755	31,133	55,743
Interest on securities sold under agreement
to repurchase and federal funds purchased	141	288	539
Interest on term debt	9,248	9,279	9,255
Interest on junior subordinated debentures	7,737	8,149	7,764
Total interest expense	37,881	48,849	73,301
Net interest income	404,965	407,236	428,452
PROVISION FOR NON-COVERED LOAN AND LEASE LOSSES	16,829	21,796	46,220
(RECAPTURE OF) PROVISION FOR COVERED LOAN LOSSES	(6,113)	7,405	16,141
Net interest income after provision for (recapture of) loan and lease losses	394,249	378,035	366,091
NON-INTEREST INCOME
Service charges on deposit accounts	30,952	28,299	33,096
Brokerage commissions and fees	14,736	12,967	12,787
Mortgage banking revenue, net	78,885	84,216	26,550
Gain on investment securities, net	209	3,868	7,376
Loss on junior subordinated debentures carried at fair value	(2,197)	(2,203)	(2,197)
Change in FDIC indemnification asset	(25,549)	(15,234)	(6,168)
Other income	24,405	24,916	12,674
Total non-interest income	121,441	136,829	84,118
NON-INTEREST EXPENSE
Salaries and employee benefits	209,991	200,946	179,480
Net occupancy and equipment	62,067	55,081	51,284
Communications	11,974	11,573	11,214
Marketing	6,062	5,064	6,138
Services	25,483	25,823	24,170
Supplies	2,843	2,506	2,824
FDIC assessments	6,954	7,308	10,768
Net loss on non-covered other real estate owned	1,113	9,245	10,690
Net loss on covered other real estate owned	135	3,410	7,481
Intangible amortization	4,781	4,816	4,948
Merger related expenses	8,836	2,338	360
Other expenses	24,422	31,542	29,614
Total non-interest expense	364,661	359,652	338,971
Income before provision for income taxes	151,029	155,212	111,238
Provision for income taxes	52,668	53,321	36,742
Net income	$98,361	$101,891	$74,496

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)
For the Years Ended December 31, 2013, 2012 and 2011
(in thousands, except per share amounts)

	2013	2012	2011
Net income	$98,361	$101,891	$74,496
Dividends and undistributed earnings allocated to participating securities	788	682	356
Net earnings available to common shareholders	$97,573	$101,209	$74,140
Earnings per common share:
Basic	$0.87	$0.90	$0.65
Diluted	$0.87	$0.90	$0.65
Weighted average number of common shares outstanding:
Basic	111,938	111,935	114,220
Diluted	112,176	112,151	114,409

See notes to consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2013, 2012 and 2011
(in thousands)

	2013	2012	2011
Net income	$98,361	$101,891	$74,496
Available for sale securities:
Unrealized (losses) gains arising during the period	(48,755)	(12,004)	22,101
Reclassification adjustment for net gains realized in earnings (net of tax expense $84, $1,609, and $3,094 in 2013, 2012, and 2011, respectively)	(125)	(2,414)	(4,641)
Income tax benefit (expense) related to unrealized (losses) gains	19,502	4,802	(8,840)
Net change in unrealized (losses) gains	(29,378)	(9,616)	8,620
Held to maturity securities:
Unrealized losses related to factors other than credit (net of tax benefit of $34 in 2011)	—	—	(52)
Reclassification adjustment for impairments realized in net income (net of tax benefit of $42 and $108 in 2012 and 2011, respectively)	—	62	161
Accretion of unrealized losses related to factors other than credit to investment securities held to maturity (net of tax benefit of $37, $84, and $66 in 2013, 2012, and 2011, respectively)	56	126	100
Net change in unrealized losses related to factors other than credit	56	188	209
Other comprehensive (loss) income, net of tax	(29,322)	(9,428)	8,829
Comprehensive income	$69,039	$92,463	$83,325

See notes to consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2013, 2012 and 2011
(in thousands, except shares)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total
BALANCE AT JANUARY 1, 2011	114,536,814	$1,540,928	$76,701	$24,945	$1,642,574
Net income			74,496		74,496
Other comprehensive income, net of tax				8,829	8,829
Comprehensive income					$83,325
Stock-based compensation		3,785			3,785
Stock repurchased and retired	(2,557,056)	(29,754)			(29,754)
Issuances of common stock under stock plans
and related net tax deficiencies	185,133	(46)			(46)
Cash dividends on common stock ($0.24 per share)			(27,471)		(27,471)
Balance at December 31, 2011	112,164,891	$1,514,913	$123,726	$33,774	$1,672,413

BALANCE AT JANUARY 1, 2012	112,164,891	$1,514,913	$123,726	$33,774	$1,672,413
Net income			101,891		101,891
Other comprehensive loss, net of tax				(9,428)	(9,428)
Comprehensive income					$92,463
Stock-based compensation		4,041			4,041
Stock repurchased and retired	(596,000)	(7,436)			(7,436)
Issuances of common stock under stock plans
and related net tax benefit	321,068	882			882
Cash dividends on common stock ($0.34 per share)			(38,324)		(38,324)
Balance at December 31, 2012	111,889,959	$1,512,400	$187,293	$24,346	$1,724,039

BALANCE AT JANUARY 1, 2013	111,889,959	$1,512,400	$187,293	$24,346	$1,724,039
Net income			98,361		98,361
Other comprehensive loss, net of tax				(29,322)	(29,322)
Comprehensive income					$69,039
Stock-based compensation		5,017			5,017
Stock repurchased and retired	(584,677)	(9,360)			(9,360)
Issuances of common stock under stock plans
and related net tax benefit	667,921	6,428			6,428
Cash dividends on common stock ($0.60 per share)			(67,737)		(67,737)
Balance at December 31, 2013	111,973,203	$1,514,485	$217,917	$(4,976)	$1,727,426

See notes to consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW
For the Years Ended December 31, 2013, 2012 and 2011
(in thousands)

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$98,361	$101,891	$74,496
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	7,748	6,421	2,000
Amortization of investment premiums, net	32,663	45,082	36,086
Gain on sale of investment securities, net	(209)	(4,023)	(7,735)
Other-than-temporary impairment on investment securities held to maturity	—	155	359
(Gain) loss on sale of non-covered other real estate owned	(335)	2,349	1,743
Gain on sale of covered other real estate owned	(577)	(1,236)	(1,228)
Valuation adjustment on non-covered other real estate owned	1,448	6,896	8,947
Valuation adjustment on covered other real estate owned	712	4,646	8,709
Provision for non-covered loan and lease losses	16,829	21,796	46,220
(Recapture of) provision for covered loan losses	(6,113)	7,405	16,141
Proceeds from bank owned life insurance	1,173	1,870	818
Change in cash surrender value of bank owned life insurance	(4,280)	(3,145)	(3,212)
Change in FDIC indemnification asset	25,549	15,234	6,168
Depreciation, amortization and accretion	18,267	16,040	13,151
Increase in mortgage servicing rights	(17,963)	(17,710)	(6,720)
Change in mortgage servicing rights carried at fair value	(2,374)	8,466	2,990
Change in junior subordinated debentures carried at fair value	2,193	2,175	2,217
Stock-based compensation	5,017	4,041	3,785
Net (increase) decrease in trading account assets	(2,211)	(1,438)	715
Gain on sale of loans	(65,644)	(91,945)	(26,838)
Change in loans held for sale carried at fair value	14,503	(13,965)	(3,435)
Origination of loans held for sale	(1,649,911)	(2,022,195)	(821,744)
Proceeds from sales of loans held for sale	1,913,776	1,910,071	828,952
Excess tax benefits from the exercise of stock options	(65)	(52)	(6)
Change in other assets and liabilities:
Net decrease (increase) in other assets	32,129	5,401	(15,404)
Net (decrease) increase in other liabilities	(7,589)	22,255	15,177
Net cash provided by operating activities	413,097	26,485	182,352
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(51,191)	(994,574)	(1,190,686)
Purchases of investment securities held to maturity	(2,126)	(931)	(1,573)
Proceeds from investment securities available for sale	803,866	1,481,600	927,276
Proceeds from investment securities held to maturity	1,353	1,304	1,637
Redemption of restricted equity securities	2,758	1,629	1,894
Net non-covered loan and lease originations	(484,933)	(587,396)	(327,032)
Net covered loan paydowns	101,861	114,815	119,772
Proceeds from sales of non-covered loans	60,298	14,242	11,185
Proceeds from insurance settlement on loss of property	575	1,425	—
Proceeds from fee on termination of merger transaction	—	1,600	—
Proceeds from disposals of furniture and equipment	410	2,029	921
Purchases of premises and equipment	(33,995)	(22,817)	(33,974)
Net proceeds from FDIC indemnification asset	5,332	29,478	54,881
Proceeds from sales of non-covered other real estate owned	15,830	27,093	35,340
Proceeds from sales of covered other real estate owned	10,692	12,694	17,615
Net cash (paid) acquired in acquisition	(149,658)	39,328	—
Net cash provided (used) by investing activities	281,072	121,519	(382,744)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW (Continued) For the Years Ended December 31, 2013, 2012 and 2011 (in thousands)

	2013	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposit liabilities	(261,184)	(107,445)	(196,063)
Net increase in securities sold under agreements to repurchase	87,807	12,470	50,846
Repayment of term debt	(211,727)	(55,404)	(4,993)
Repayment of junior subordinated debentures	(8,764)	—	—
Dividends paid on common stock	(50,768)	(46,201)	(25,317)
Excess tax benefits from stock based compensation	65	52	6
Proceeds from stock options exercised	6,398	981	308
Repurchases and retirement of common stock	(9,360)	(7,436)	(29,754)
Net cash used by financing activities	(447,533)	(202,983)	(204,967)
Net increase (decrease) in cash and cash equivalents	246,636	(54,979)	(405,359)
Cash and cash equivalents, beginning of period	543,787	598,766	1,004,125
Cash and cash equivalents, end of period	$790,423	$543,787	$598,766

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$40,826	$52,198	$78,690
Income taxes	$41,993	$44,350	$47,608
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized losses on investment securities available for sale, net of taxes	$(29,378)	$(9,616)	$8,620
Change in unrealized losses on investment securities held to maturity
related to factors other than credit, net of taxes	$56	$188	$209
Cash dividend declared on common stock and payable after period-end	$16,936	$—	$7,890
Transfer of non-covered loans to non-covered other real estate owned	$21,638	$17,699	$47,414
Transfer of covered loans to covered other real estate owned	$2,555	$6,987	$15,271
Transfer of covered loans to non-covered loans	$14,783	$16,166	$12,263
Transfer from FDIC indemnification asset to due from FDIC and other	$4,075	$23,057	$49,156
Receivable from sales of noncovered other real estate owned and loans	$—	$—	$1,100
Receivable from sales of covered other real estate owned	$—	$—	$547
Acquisitions:
Assets acquired	$376,071	$317,751	$—
Liabilities assumed	$219,961	$317,751	$—

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Significant Accounting Policies

Nature of Operations-Umpqua Holdings Corporation (the “Company”) is a financial holding company headquartered in Portland, Oregon, that is engaged primarily in the business of commercial and retail banking and the delivery of retail brokerage services. The Company provides a wide range of banking, wealth management, mortgage and other financial services to corporate, institutional and individual customers through its wholly-owned banking subsidiary Umpqua Bank (the “Bank”). The Company engages in the retail brokerage business through its wholly-owned subsidiary Umpqua Investments, Inc. (“Umpqua Investments”). The Bank also has a wholly-owned subsidiary, Financial Pacific Leasing Inc., a commercial equipment leasing company. The Company and its subsidiaries are subject to regulation by certain federal and state agencies and undergo periodic examination by these regulatory agencies.
Basis of Financial Statement Presentation-The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with prevailing practices within the banking and securities industries. In preparing such financial statements, management is required to make certain estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses for the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses, the valuation of mortgage servicing rights, the fair value of junior subordinated debentures, the valuation of covered loans and the FDIC indemnification asset, and the valuation of goodwill and other intangible assets.
Consolidation-The accompanying consolidated financial statements include the accounts of the Company, the Bank and Umpqua Investments. All significant intercompany balances and transactions have been eliminated in consolidation. As of December 31, 2013, the Company had 15 wholly-owned trusts (“Trusts”) that were formed to issue trust preferred securities and related common securities of the Trusts. The Company has not consolidated the accounts of the Trusts in its consolidated financial statements in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB”) ASC 810, Consolidation (“ASC 810”). As a result, the junior subordinated debentures issued by the Company to the Trusts are reflected on the Company’s consolidated balance sheet as junior subordinated debentures.
Subsequent events-The Company has evaluated events and transactions subsequent to December 31, 2013 for potential recognition or disclosure.
Cash and Cash Equivalents-Cash and cash equivalents include cash and due from banks, and temporary investments which are federal funds sold and interest bearing balances due from other banks. Cash and cash equivalents generally have a maturity of 90 days or less at the time of purchase.
Trading Account Securities-Debt and equity securities held for resale are classified as trading account securities and reported at fair value. Realized and unrealized gains or losses are recorded in non-interest income.
Investment Securities-Debt securities are classified as held to maturity if the Company has both the intent and ability to hold those securities to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the effective interest method over their contractual lives.
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

Loans Held for Sale-The Company has elected to account for loans held for sale, which includes mortgage loans, at fair value in accordance with FASB ASC 825 Financial Instruments. Fair value is determined based on quoted secondary market prices for similar loans, including the implicit fair value of embedded servicing rights. The change in fair value of loans held for sale is primarily driven by changes in interest rates subsequent to loan funding and changes in the fair value of related servicing asset, resulting in revaluation adjustments to the recorded fair value. The inputs used in the fair value measurements are considered Level 2 inputs. The use of the fair value option allows the change in the fair value of loans to more effectively offset the change in the fair value of derivative instruments that are used as economic hedges to loans held for sale. Loan origination fees and direct origination costs are recognized immediately in net income in accordance with the fair value option accounting requirements. Interest income on loans held for sale is included in interest income in the Consolidated Statements of Income and recognized when earned. Loans are placed on nonaccrual in a manner consistent with non-covered loans.
Acquired Loans and Leases-Purchased loans and leases are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan and lease losses is not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased impaired or purchased non-impaired. Purchased impaired loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments.
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

For purchased leases and equipment finance loans, the difference in the cash flows expected to be collected over the initial allocation of fair value to the acquired leases and loans is accreted into interest income over their related term based on the effective interest method.

Originated Loans and Leases-Loans are stated at the amount of unpaid principal, net of unearned income and any deferred fees or costs. All discounts and premiums are recognized over the estimated life of the loan as yield adjustments. Leases are recorded at the amount of minimum future lease payments receivable and estimated residual value of the leased equipment, net of unearned income and any deferred fees. Initial direct costs related to lease originations are deferred as part of the investment in direct financing leases and amortized over their term using the effective interest method. Unearned lease income is amortized over their term using the effective interest method.
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
FDIC Indemnification Asset-The Company has elected to account for amounts receivable under the loss-share agreement as an indemnification asset in accordance with FASB ASC 805, Business Combinations. The FDIC indemnification asset is initially recorded at fair value, based on the discounted value of expected future cash flows under the loss-share agreement. The difference between the present value and the undiscounted cash flows the Company expects to collect from the FDIC will be accreted into non-interest income over the life of the FDIC indemnification asset.

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
Income Recognition on Non-Covered, Non-Accrual and Impaired Loans-Non-covered loans, including impaired non-covered loans, are classified as non-accrual if the collection of principal and interest is doubtful. Generally, this occurs when a non-covered loan is past due as to maturity or payment of principal or interest by 90 days or more, unless such non-covered loans are well-secured and in the process of collection. Generally, if a non-covered loan or portion thereof is partially charged-off, the non-covered loan is considered impaired and classified as non-accrual. Non-covered loans that are less than 90 days past due may also be classified as non-accrual if repayment in full of principal and/or interest is in doubt.
When a non-covered loan is classified as non-accrual, all uncollected accrued interest is reversed to interest income and the accrual of interest income is terminated. Generally, any cash payments are applied as a reduction of principal outstanding. In cases where the future collectability of the principal balance in full is expected, interest income may be recognized on a cash basis. A non-covered loan may be restored to accrual status when the borrower's financial condition improves so that full collection of future contractual payments is considered likely. For those non-covered loans placed on non-accrual status due to payment delinquency, return to accrual status will generally not occur until the borrower demonstrates repayment ability over a period of not less than six months.
Non-covered loans are reported as restructured when the Bank grants a more than insignificant concession(s) to a borrower experiencing financial difficulties that it would not otherwise consider. Examples of such concessions include forgiveness of principal or accrued interest, extending the maturity date or providing a lower interest rate than would be normally available for a transaction of similar risk. As a result of these concessions, restructured loans are impaired as the Bank will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement. Impairment reserves on non-collateral dependent restructured loans are measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value. These impairment reserves are recognized as a specific component to be provided for in the allowance for loan and lease losses.

The decision to classify a non-covered loan as impaired is made by the Bank's Allowance for Loan and Lease Losses (“ALLL”) Committee. The ALLL Committee meets regularly to review the status of all problem and potential problem loans. If the ALLL Committee concludes a loan is impaired but recovery of principal and interest is expected, an impaired loan may remain on accrual status.
Allowance for Loan and Lease Losses- The Bank performs regular credit reviews of the loan and lease portfolio to determine the credit quality of the portfolio and the adherence to underwriting standards. When loans and leases are originated, they are assigned a risk rating that is reassessed periodically during the term of the loan through the credit review process. The Company’s risk rating methodology assigns risk ratings ranging from 1 to 10, where a higher rating represents higher risk. The 10 risk rating categories are a primary factor in determining an appropriate amount for the allowance for loan and lease losses. The Bank has a management ALLL Committee, which is responsible for, among other things, regularly reviewing the ALLL methodology, including loss factors, and ensuring that it is designed and applied in accordance with generally accepted accounting principles. The ALLL Committee reviews and approves loans and leases recommended for impaired status. The ALLL Committee also approves removing loans and leases from impaired status. The Bank's Audit and Compliance Committee provides board oversight of the ALLL process and reviews and approves the ALLL methodology on a quarterly basis.
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
Management believes that the ALLL was adequate as of December 31, 2013. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 74% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses. The U.S. recession, the housing market downturn, and declining real estate values in our markets have negatively impacted aspects of our loan portfolio, and led in recent past years to an increase in non-performing loans, charge-offs, and the allowance for loan and lease losses. A renewed deterioration or prolonged delay in economic recovery in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan and lease losses.

Reserve for Unfunded Commitments-A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is adequate to absorb probable losses associated with the Bank's commitment to lend funds under existing agreements such as letters or lines of credit. Management determines the adequacy of the reserve for unfunded commitments based upon reviews of individual credit facilities, current economic conditions, the risk characteristics of the various categories of commitments and other relevant factors. The reserve is based on estimates, and ultimate losses may vary from the current estimates. These estimates are evaluated on a regular basis and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Draws on unfunded commitments that are considered uncollectible at the time funds are advanced are charged to the allowance for loan and lease losses. Provisions for unfunded commitment losses are added to the reserve for unfunded commitments, which is included in the Other Liabilities section of the consolidated balance sheets.
Loan Fees and Direct Loan Origination Costs-Loans held for investment origination and commitment fees and direct loan origination costs are deferred and recognized as an adjustment to the yield over the life of the portfolio loans.
Restricted Equity Securities-Restricted equity securities were $30.7 million and $33.4 million at December 31, 2013 and 2012, respectively. Federal Home Loan Bank stock amounted to $29.4 million and $32.2 million of the total restricted securities as of December 31, 2013 and 2012, respectively. Federal Home Loan Bank stock represents the Bank's investment in the Federal Home Loan Banks of Seattle and San Francisco (“FHLB”) stock and is carried at par value, which reasonably approximates its fair value. Management periodically evaluates FHLB stock for other-than-temporary or permanent impairment. Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB.
In September 2012, the FHLB of Seattle was notified by the Federal Housing Finance Agency (“Finance Agency”) that it is now classified as “adequately capitalized” as compared to the prior classification of “undercapitalized.” Under Finance Agency regulations, the FHLB of Seattle may repurchase excess capital stock under certain conditions; however it may not redeem stock or pay a dividend without Finance Agency approval. Based on the above, the Company has determined there is not an other-than-temporary impairment on the FHLB stock investment as of December 31, 2013.

As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2013, the Bank's minimum required investment in FHLB stock was $13.5 million. The Bank may request redemption at par value of any stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB. The remaining restricted equity securities balance primarily represents an investment in Pacific Coast Bankers’ Bancshares stock.
Premises and Equipment-Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided over the estimated useful life of equipment, generally three to ten years, on a straight-line or accelerated basis. Depreciation is provided over the estimated useful life of premises, up to 39 years, on a straight-line or accelerated basis. Generally, leasehold improvements are amortized over the life of the related lease, or the life of the related asset, whichever is shorter. Expenditures for major renovations and betterments of the Company's premises and equipment are capitalized.
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
Goodwill and Other Intangibles-Intangible assets are comprised of goodwill and other intangibles acquired in business combinations. Goodwill and intangible assets with indefinite useful lives are not amortized. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and also reviewed for impairment. Amortization of intangible assets is included in other non-interest expense in the Consolidated Statements of Income.
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

On at least an annual basis, we assess the qualitative factors to determine whether it is necessary to perform a quantitative impairment test.  The quantitative impairment test involves a two-step process. The first step compares the fair value of a reporting unit to its carrying value. If the reporting unit’s fair value is less than its carrying value, the Company would be required to proceed to the second step. In the second step the Company calculates the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. The estimated fair value of the Company is allocated to all of the Company’s assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination and the estimated fair value of the reporting unit is the price paid to acquire it. The allocation process is performed only for purposes of determining the amount of goodwill impairment. No assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as a part of this process. Any excess of the estimated purchase price over the fair value of the reporting unit’s net assets represents the implied fair value of goodwill. If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss would be recognized as a charge to earnings in an amount equal to that excess.

Mortgage Servicing Rights (“MSR”)- The Company determines its classes of servicing assets based on the asset type being serviced along with the methods used to manage the risk inherent in the servicing assets, which includes the market inputs used to value the servicing assets. The Company measures its residential mortgage servicing assets at fair value and reports changes in fair value through earnings. Fair value adjustments that encompass market-driven valuation changes and the runoff in value that occurs from the passage of time, are each separately reported. Under the fair value method, the MSR is carried in the balance sheet at fair value and the changes in fair value are reported in earnings under the caption mortgage banking revenue in the period in which the change occurs.
Retained mortgage servicing rights are measured at fair value as of the date of sale. Subsequent fair value measurements are determined using a discounted cash flow model. In order to determine the fair value of the MSR, the present value of net expected future cash flows is estimated. Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income net of servicing costs. This model is periodically validated by an independent external model validation group. The model assumptions and the MSR fair value estimates are also compared to observable trades of similar portfolios as well as to MSR broker valuations and industry surveys, as available. Key assumptions used in measuring the fair value of MSR as of December 31 were as follows:

	2013	2012	2011
Constant prepayment rate	12.74%	21.39%	20.39%
Discount rate	8.69%	8.65%	8.60%
Weighted average life (years)	6.0	4.7	4.5
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
SBA/USDA Loans Sales and Servicing-The Bank, on a limited basis, sells or transfers loans, including the guaranteed portion of Small Business Administration (“SBA”) and Department of Agriculture (“USDA”) loans (with servicing retained) for cash proceeds equal to the principal amount of loans, as adjusted to yield interest to the investor based upon the current market rates. The Bank records a servicing asset when it sells a loan and retains the servicing rights. The servicing asset is recorded at fair value upon sale, and the fair value is estimated by discounting estimated net future cash flows from servicing using discount rates that approximate current market rates and using estimated prepayment rates. Subsequent to initial recognition, the servicing rights are carried at the lower of amortized cost or fair market value, and are amortized in proportion to, and over the period of, the estimated net servicing income.
For purposes of evaluating and measuring impairment, the fair value of servicing rights are measured using a discounted estimated net future cash flow model as described above.  Any impairment is measured as the amount by which the carrying value of servicing rights for an interest rate-stratum exceeds its fair value. The carrying value of SBA/USDA servicing rights at December 31, 2013 and 2012 were $610,000 and $498,000, respectively. No impairment charges were recorded for the years ended December 31, 2013, 2012 and 2011, related to SBA/USDA servicing assets.

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
Non-Covered Other Real Estate Owned-Non-covered other real estate owned (“non-covered OREO”) represents real estate which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned is recorded at fair value less costs to sell the property, which becomes the property's new basis. Any write-downs based on the asset's fair value at the date of acquisition are charged to the allowance for loan and lease losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Subsequent valuation adjustments are recognized within net loss on non-covered OREO. Revenue and expenses from operations and subsequent adjustments to the carrying amount of the property are included in other non-interest expense in the Consolidated Statements of Income.
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
Covered Other Real Estate Owned - All OREO acquired in FDIC-assisted acquisitions that are subject to a FDIC loss-share agreement are referred to as “covered OREO” and reported separately in our Consolidated Statements of Financial Position. Covered OREO is reported exclusive of expected reimbursement cash flows from the FDIC. Foreclosed covered loan collateral is transferred into covered OREO at the collateral’s net realizable value, less selling costs.
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
Income Taxes-Income taxes are accounted for using the asset and liability method. Under this method a deferred tax asset or liability is determined based on the enacted tax rates which will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company's income tax returns. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not, that all or some portion of the potential deferred tax asset will not be realized.
Derivatives-The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. The commitments to originate mortgage loans held for sale and the related forward delivery contracts are considered derivatives. The Bank also executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. The Company recognizes all derivatives as either assets or liabilities in the balance sheet and requires measurement of those instruments at fair value through adjustments to current earnings. None of the Company’s derivatives are designated as hedging instruments. Rather, they are accounted for as free-standing derivatives, or economic hedges, and the Company reports changes in fair values of its derivatives in current period net income.
The fair value of the derivative loan commitments is estimated using the net present value of expected future cash flows. Assumptions used include pull-through rate assumption based on historical information, current mortgage interest rates, the stage of completion of the underlying application and underwriting process, the time remaining until the expiration of the derivative loan commitment, and the expected net future cash flows related to the associated servicing of the loan.
Operating Segments- Public enterprises are required to report certain information about their operating segments in a complete set of financial statements to shareholders. They are also required to report certain enterprise-wide information about the Company's products and services, its activities in different geographic areas, and its reliance on major customers. The basis for determining the Company's operating segments is the manner in which management operates the business. Management has identified three primary business segments, Community Banking, Home Lending, and Wealth Management.

Share-Based Payment-In accordance with FASB ASC 718, Stock Compensation, we recognize in the income statement the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). The requisite service period may be subject to performance conditions.
At the annual meeting on April 16, 2013, shareholders approved the Company's 2013 Incentive Plan (the “2013 Plan”), which, among other things, authorizes the issuance of equity awards to directors and employees and reserves 4,000,000 shares of the Company's common stock for issuance under the plan. With the adoption of the 2013 Plan, no additional grants can be issued under the previous plans. The Company also assumed various plans in connection with mergers and acquisitions but does not make grants under those plans. Stock options and restricted stock awards generally vest ratably over three to five years and are recognized as expense over that same period of time. Under the terms of the 2013 Plan, the exercise price of each option equals the market price of the Company's common stock on the date of the grant, and the maximum term is ten years.

The fair value of each grant is estimated as of the grant date using the Black-Scholes option-pricing model using assumptions noted in the following table or a Monte Carlo simulation pricing model. Expected volatility is based on the historical volatility of the price of the Company's common stock. The Company uses historical data to estimate option exercise and stock option forfeiture rates within the valuation model. The expected term of options granted is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules, and represents the period of time that options granted are expected to be outstanding. The expected dividend yield is based on dividend trends and the market value of the Company’s common stock at the time of grant. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant corresponding to the estimated expected term of the options granted. There were no stock options granted in 2013. The following weighted average assumptions were used to determine the fair value of stock option grants as of the grant date to determine compensation cost for the years ended December 31, 2012 and 2011:

	2012	2011
Dividend yield	3.90%	2.79%
Expected life (years)	7.4	7.1
Expected volatility	53%	52%
Risk-free rate	1.27%	2.71%
Weighted average fair value of options on date of grant	$4.39	$4.65

Restricted stock unit grants and certain restricted stock awards are subject to performance-based and market-based vesting as well as other approved vesting conditions and cliff vest based on those conditions. Compensation expense is recognized over the service period to the extent restricted stock units are expected to vest.
Earnings per Share-According to the provisions of FASB ASC 260, Earnings Per Share, nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are included in the computation of EPS pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Certain of the Company’s nonvested restricted stock awards qualify as participating securities.
Net income is allocated between the common stock and participating securities pursuant to the two-class method, based on their rights to receive dividends, participate in earnings or absorb losses. Basic earnings per common share is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period, excluding participating nonvested restricted shares.
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
Advertising expenses-Advertising costs are generally expensed as incurred.

Fair Value Measurements- FASB ASC 820, Fair Value Measurements and Disclosure, (“ASC 820”), defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data. In general, fair values determined by Level 1 inputs utilize quoted prices for identical assets or liabilities traded in active markets that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
Recently Issued Accounting Pronouncements- In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. With the Update, a company testing indefinite-lived intangibles for impairment now has the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with current guidance. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after September 15, 2012.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
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
In January 2014, the FASB issued ASU No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. ASU 2014-04 permit an entity to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2014 and should be applied prospectively. The Company is currently reviewing the requirements of ASU No. 2014-01, but does not expect the ASU to have a material impact on the Company's consolidated financial statements.
In January 2014, the FASB issued ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon foreclosure. ASU 2014-04 clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2014 and can be applied with a modified retrospective transition method or prospectively. The adoption of ASU No. 2014-04 is not expected to have a material impact on the Company's consolidated financial statements.
Reclassifications- Certain amounts reported in prior years' financial statements have been reclassified to conform to the current presentation. The results of the reclassifications are not considered material and have no effect on previously reported net earnings available to common shareholders and earnings per common share.
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

The completion of the Merger is subject to customary conditions, including (1) adoption of the Merger Agreement by Sterling's shareholders and by the Company's shareholders, (2) approval of an amendment to the Company's articles of incorporation to increase the number of authorized shares of the Company's common stock, (3) authorization for listing on the NASDAQ of the shares of the Company's common stock to be issued in the Merger, (4) the receipt of required regulatory approvals for the Merger and the Bank Merger from the Federal Reserve Board, Federal Deposit Insurance Corporation and Oregon and Washington state bank regulators, in each case without the imposition of any materially burdensome regulatory condition, (5) effectiveness of the registration statement on Form S-4 for the Company's common stock to be issued in the Merger, and (6) the absence of any order, injunction or other legal restraint preventing the completion of the Merger or making the completion of the Merger illegal. Each party's obligation to complete the Merger is also subject to certain additional customary conditions. The Merger Agreement provides certain termination rights for both the Company and Sterling and further provides that, upon termination of the Merger Agreement under certain circumstances, the Company or Sterling, as applicable, will be obligated to pay the other party a termination fee of $75 million. The Merger is expected to be completed in the second quarter of 2014.

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

The operations of FinPac are included in our operating results from July 1, 2013, and added revenue of $29.9 million, non-interest expense of $8.8 million, and net income of $9.5 million net of tax, for the year ended December 31, 2013. FinPac's results of operations prior to the acquisition are not included in our operating results. Merger related expenses of $1.6 million for the year ended December 31, 2013 have been incurred in connection with the acquisition of FinPac and are recognized within the merger related expenses line item on the Consolidated Statements of Income.

A summary of the net assets acquired and the estimated fair value adjustments of FinPac are presented below:
(in thousands)

FinPac
July 1, 2013
Cost basis net assets	$61,446
Cash payment paid	(156,110)
Fair value adjustments:
Non-covered loans and leases, net	6,881
Other intangible assets	(8,516)
Other assets	(1,650)
Term debt	(400)
Other liabilities	1,572
Goodwill	$(96,777)

The statement of assets acquired and liabilities assumed at their fair values of FinPac are presented below. Additional adjustments to the purchase price allocation may be required, specifically to leases, other assets, other liabilities and taxes.
(in thousands)

FinPac
July 1, 2013
Assets Acquired:
Cash and equivalents	$6,452
Non-covered loans and leases, net	264,336
Premises and equipment	491
Goodwill	96,777
Other assets	8,015
Total assets acquired	$376,071

Liabilities Assumed:
Term debt	211,204
Other liabilities	8,757
Total liabilities assumed	219,961
Net Assets Acquired	$156,110

No accrued restructuring charges were recorded with the FinPac acquisition.

Non-covered leases acquired from FinPac that are not subject to the requirements of FASB ASC 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30") are presented below at acquisition:
(in thousands)

FinPac
July 1, 2013
Contractually required payments	$350,403
Purchase adjustment for credit	$(20,520)
Balance of non-covered loans and leases, net	$264,336

The following tables present unaudited pro forma results of operations for the years ended December 31, 2013 and 2012 as if the acquisition of FinPac had occurred on January 1, 2012. The proforma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisitions actually occurred on January 1, 2012.

(in thousands, except per share data)

	December 31, 2013
			Pro Forma		Pro Forma
	Company	FinPac (a)	Adjustments		Combined
Net interest income	$404,965	$25,526	$(6,891)	(b)	$423,600
Provision for non-covered loan and lease losses	16,829	3,272	—	(c)	20,101
Recapture of provision for covered loan losses	(6,113)	—	—		(6,113)
Non-interest income	121,441	1,312	—		122,753
Non-interest expense	364,661	8,596	(76)	(d)	373,181
Income before provision for income taxes	151,029	14,970	(6,815)		159,184
Provision for income taxes	52,668	5,835	(2,835)	(e)	55,668
Net income	98,361	9,135	(3,980)		103,516
Dividends and undistributed earnings allocated to participating securities	788	—	41		829
Net earnings available to common shareholders	$97,573	$9,135	$(4,021)		$102,687
Earnings per share:
Basic	$0.87				$0.92
Diluted	$0.87				$0.92
Average shares outstanding:
Basic	111,938				111,938
Diluted	112,176				112,176
(a) FinPac amounts represent results from January 1, 2013 to June 30, 2013.
(b) Adjustment of interest income from leases due to the estimated loss of income from the write-off of FinPac's loan mark (related to a prior acquisition) and the amortization of the new interest rate mark and the accretion of the acquisition accounting adjustment relating to the credit mark. The amortization period will be the contractual lives of the leases, which is approximately four years, and will be amortized into income using the effective yield method.
(c) As acquired leases are recorded at fair value, Umpqua would expect a reduction in the historical provision for loan and leases losses from FinPac; however, no adjustment to the historical amount of FinPac provision for loan and lease losses is reflected.
(d) Adjustment to reflect additional compensation expense related to restricted stock granted to FinPac management and the removal of FinPac director compensation and travel fees, and FinPac management fees of the Financial Pacific Holdings, LLC entity which was not acquired.
(e) Income tax effect of pro forma adjustments at the Company's statutory tax rate of 35%.

(in thousands, except per share data)

	December 31, 2012
			Pro Forma		Pro Forma
	Company	FinPac (a)	Adjustments		Combined
Net interest income	$407,236	$50,809	$(5,332)	(b)	$452,713
Provision for non-covered loan and lease losses	21,796	7,291	—	(c)	29,087
Provision for covered loan losses	7,405	—	—		7,405
Non-interest income	136,829	4,132	—		140,961
Non-interest expense	359,652	16,101	(1,236)	(d)	374,517
Income before provision for income taxes	155,212	31,549	(4,096)		182,665
Provision for income taxes	53,321	12,192	(1,434)	(e)	64,079
Net income	101,891	19,357	(2,662)		118,586
Dividends and undistributed earnings allocated to participating securities	682	—	112		794
Net earnings available to common shareholders	$101,209	$19,357	$(2,774)		$117,792
Earnings per share:
Basic	$0.90				$1.05
Diluted	$0.90				$1.05
Average shares outstanding:
Basic	111,935				111,935
Diluted	112,151				112,151
(a) FinPac amounts represent results from January 1, 2012 to December 31, 2012.
(b) Adjustment of interest income from leases due to the estimated loss of income from the write-off of FinPac's loan mark (related to a prior acquisition) and the amortization of the new interest rate mark and the accretion of the acquisition accounting adjustment relating to the credit mark. The amortization period will be the contractual lives of the leases, which is approximately four years, and will be amortized into income using the effective yield method.
(c) As acquired leases are recorded at fair value, Umpqua would expect a reduction in the historical provision for loan and leases losses from FinPac; however, no adjustment to the historical amount of FinPac provision for loan and lease losses is reflected.
(d) Adjustment to reflect additional compensation expense related to restricted stock granted to FinPac management and the removal of FinPac director compensation and travel fees, FinPac management fees, and other expenses of Financial Pacific Holdings, LLC entity which was not acquired.
(e) Income tax effect of pro forma adjustments at the Company's statutory tax rate of 35%.

Circle Bancorp
On November 14, 2012, the Company acquired all of the assets and liabilities of Circle Bancorp (“Circle”), which has been accounted for under the acquisition method of accounting for cash consideration of $24.9 million, including the redemption of all common and preferred shares and outstanding warrants and options. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the acquisition dates, and were subject to change for up to one year after the closing date of the acquisition. This acquisition was consistent with the Company's overall banking expansion strategy and provided further opportunity to enter growth markets in the San Francisco Bay Area of California. Upon completion of the acquisition, all Circle Bank branches operated under the Umpqua Bank name. The acquisition added Circle Bank's network of six branches in Corte Madera, Novato, Petaluma, San Francisco, San Rafael and Santa Rosa, California to Umpqua Bank's network of locations in California, Oregon, Washington and Nevada. The application of the acquisition method of accounting resulted in the recognition of $11.9 million of goodwill. There is no tax deductible goodwill or other intangibles.

The operations of Circle are included in our operating results from November 15, 2012, and added revenue of $17.0 million and $2.3 million, non-interest expense of $6.6 million and $2.8 million, and net income of $5.8 million and net loss of $306,000, net of tax, for the years ended December 31, 2013 and 2012, respectively. Circle's results of operations prior to the acquisition are not included in our operating results. Merger-related expenses of $996,000 and $1.9 million for the years ended December 31, 2013 and 2012, respectively, have been incurred in connection with the acquisition of Circle and recognized within the merger related expenses line item on the Consolidated Statements of Income.
A summary of the net assets acquired and the estimated fair value adjustments of Circle are presented below:

(in thousands)

Circle Bank
November 14, 2012

Cost basis net assets	$17,127
Cash payment paid	(24,860)
Fair value adjustments:
Non-covered loans and leases, net	(2,622)
Other intangible assets	830
Non-covered other real estate owned	(487)
Deposits	(904)
Term debt	(2,404)
Other	1,407
Goodwill	$(11,913)

The statement of assets acquired and liabilities assumed at their fair values of Circle are presented below:

(in thousands)

Circle Bank
November 14, 2012
Assets Acquired:
Cash and equivalents	$39,328
Investment securities	793
Non-covered loans and leases, net	246,665
Premises and equipment	7,695
Restricted equity securities	2,491
Goodwill	11,913
Other intangible assets	830
Non-covered other real estate owned	1,602
Other assets	6,478
Total assets acquired	$317,795

Liabilities Assumed:
Deposits	$250,408
Junior subordinated debentures	8,764
Term debt	55,404
Other liabilities	3,219
Total liabilities assumed	$317,795

Accrued restructuring charges relating to the Circle acquisition are recorded in other liabilities and were none and $631,000 at December 31, 2013 and 2012, respectively.

Non-covered loans acquired from Circle that are not subject to the requirements of FASB ASC 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30") are presented below at acquisition:

(in thousands)

Circle Bank
November 14, 2012
Contractually required principal payments	$242,999
Purchase adjustment for credit	(5,760)
Balance of performing non-covered loans	$240,850

Non-covered loans acquired from Circle that are subject to the requirements of ASC 310-30 are presented below at acquisition and as of December 31, 2013 and December 31, 2012:

(in thousands)

	December 31,	December 31,	November 14,
	2013	2012	2012
Contractually required principal payments	$5,523	$12,231	$12,252
Carrying balance of acquired purchase credit impaired non-covered loans	$2,268	$5,809	$5,815

The acquisition of Circle is not considered significant to the Company's financial statements and therefore pro forma financial information is not included.

The following table presents the key components of merger-related expense for years ended December 31, 2013, 2012 and 2011. Substantially all of the merger-related expenses incurred during 2013 were in connection with the acquisition of FinPac and the proposed merger of Sterling. Substantially all of the merger-related expenses incurred during 2012 were in connection with the acquisition of Circle Bancorp and substantially all of the merger-related expenses incurred during 2011 were in connection with the FDIC-assisted purchase and assumption of Evergreen Bank, Rainier Pacific Bank, and Nevada Security Bank.

Merger-Related Expense

	2013	2012	2011
Professional fees	$7,755	$1,145	$173
Compensation and relocation	158	856	—
Communications	49	66	—
Premises and equipment	44	29	82
Travel	140	98	11
Other	690	144	94
Total	$8,836	$2,338	$360

No additional merger-related expenses are expected in connection with the Circle acquisition or the FDIC-assisted purchase and assumption of Evergreen, Rainier, and Nevada Security.

Note 3 – Cash and Due From Banks
The Bank is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The amount of required reserve balance at December 31, 2013 and 2012 was approximately $27.2 million and $29.8 million, respectively, and was met by holding cash and maintaining an average balance with the Federal Reserve Bank.

Note 4 – Investment Securities

The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at December 31, 2013 and 2012:

December 31, 2013

(in thousands)

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$249	$20	$(1)	$268
Obligations of states and political subdivisions	229,969	7,811	(2,575)	235,205
Residential mortgage-backed securities and
collateralized mortgage obligations	1,567,001	15,359	(28,819)	1,553,541
Investments in mutual funds and
other equity securities	1,959	5	—	1,964
	$1,799,178	$23,195	$(31,395)	$1,790,978
HELD TO MATURITY:
Residential mortgage-backed securities and
collateralized mortgage obligations	$5,563	$330	$(19)	$5,874
	$5,563	$330	$(19)	$5,874

December 31, 2012
(in thousands)

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$45,503	$318	$(1)	$45,820
Obligations of states and political subdivisions	245,606	18,119	—	263,725
Residential mortgage-backed securities and
collateralized mortgage obligations	2,291,253	28,747	(6,624)	2,313,376
Other debt securities	143	79	—	222
Investments in mutual funds and
other equity securities	1,959	127	—	2,086
	$2,584,464	$47,390	$(6,625)	$2,625,229
HELD TO MATURITY:
Obligations of states and political subdivisions	$595	$1	$—	$596
Residential mortgage-backed securities and
collateralized mortgage obligations	3,946	197	(7)	4,136
	$4,541	$198	$(7)	$4,732

Investment securities that were in an unrealized loss position as of December 31, 2013 and December 31, 2012 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

December 31, 2013
(in thousands)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$—	$—	$32	$1	$32	$1
Obligations of states and political subdivisions	48,342	2,575	—	—	48,342	2,575
Residential mortgage-backed securities and
collateralized mortgage obligations	475,982	15,951	249,695	12,868	725,677	28,819
Total temporarily impaired securities	$524,324	$18,526	$249,727	$12,869	$774,051	$31,395
HELD TO MATURITY:
Residential mortgage-backed securities and
collateralized mortgage obligations	$156	$19	$—	$—	$156	$19
Total temporarily impaired securities	$156	$19	$—	$—	$156	$19

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

The unrealized losses on obligations of political subdivisions were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities. Management monitors published credit ratings of these securities and no adverse ratings changes have occurred since the date of purchase of obligations of political subdivisions which are in an unrealized loss position as of December 31, 2013. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

All of the available for sale residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at December 31, 2013 are issued or guaranteed by governmental agencies. The unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment.

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

We review investment securities on an ongoing basis for the presence of other-than-temporary impairment (“OTTI”) or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether we intend to sell a security or if it is likely that we will be required to sell the security before recovery of our amortized cost basis of the investment, which may be maturity, and other factors.  For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI.  The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows.  The accretion of the OTTI amount recorded in OCI will increase the carrying value of the investment, and would not affect earnings.  If there is an indication of additional credit losses the security is re-evaluated according to the procedures described above. For the years ended December 31, 2013, 2012, and 2011, we recognized net impairment losses in earnings of none, $155,000, and $359,000, respectively.

The following table presents the maturities of investment securities at December 31, 2013:

(in thousands)

	Available For Sale		Held To Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
AMOUNTS MATURING IN:
Three months or less	$15,169	$15,204	$—	$—
Over three months through twelve months	100,712	102,426	357	407
After one year through five years	1,055,812	1,067,340	728	983
After five years through ten years	554,722	534,083	44	49
After ten years	70,804	69,961	4,434	4,435
Other investment securities	1,959	1,964	—	—
	$1,799,178	$1,790,978	$5,563	$5,874

The amortized cost and fair value of collateralized mortgage obligations and mortgage-backed securities are presented by expected average life, rather than contractual maturity, in the preceding table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay underlying loans without prepayment penalties.

The following table presents the gross realized gains and gross realized losses on the sale of securities available for sale for the years ended December 31, 2013, 2012 and 2011:

(in thousands)

	2013		2012		2011
	Gains	Losses	Gains	Losses	Gains	Losses
U.S. Treasury and agencies	$—	$—	$371	$—	$—	$—
Obligations of states and political subdivisions	10	1	10	1	8	—
Residential mortgage-backed securities and
collateralized mortgage obligations	—	—	4,578	953	8,544	817
Other debt securities	200	—	18	—	—	—
	$210	$1	$4,977	$954	$8,552	$817

The following table presents, as of December 31, 2013, investment securities which were pledged to secure borrowings, public deposits, and repurchase agreements as permitted or required by law:

(in thousands)

	Amortized	Fair
	Cost	Value
To Federal Home Loan Bank to secure borrowings	$11,303	$11,689
To state and local governments to secure public deposits	833,068	824,737
Other securities pledged principally to secure repurchase agreements	324,253	318,708
Total pledged securities	$1,168,624	$1,155,134

Note 5 – Non-Covered Loans and Leases

The following table presents the major types of non-covered loans and leases, net of deferred fees and costs of $495,000 and $12.1 million, recorded in the balance sheets as of December 31, 2013 and 2012:

(in thousands)

	December 31,	December 31,
	2013	2012
Commercial real estate
Non-owner occupied term, net	$2,328,260	$2,316,909
Owner occupied term, net	1,259,583	1,276,840
Multifamily, net	403,537	331,735
Construction & development, net	245,231	200,631
Residential development, net	88,413	57,139
Commercial
Term, net	770,845	797,061
LOC & other, net	987,360	890,808
Leases and equipment finance, net	361,591	31,270
Residential
Mortgage, net	597,201	478,463
Home equity loans & lines, net	264,269	262,637
Consumer & other, net	48,113	37,587
Total loans and leases, net of deferred fees and costs	$7,354,403	$6,681,080

As of December 31, 2013, loans totaling $5.3 billion were pledged to secure borrowings and available lines of credit.

At December 31, 2013, non-covered loans accounted for under ASC 310-30 were $21.9 million. At December 31, 2012, non-covered loans accounted for under ASC 310-30 were $19.3 million.

The following table presents the net investment in direct financing leases and loans, net as of December 31, 2013 and 2012:

(in thousands)

	December 31,	December 31,
	2013	2012
Minimum lease payments receivable	$242,220	$26,265
Estimated guaranteed and unguaranteed residual value	8,455	3,163
Initial direct costs - net of accumulated amortization	3,824	—
Unearned income	(55,110)	(3,238)
Equipment finance loans, including unamortized deferred fees and costs	151,721	—
Interim lease receivables	6,752	5,080
Accretable yield/purchase accounting adjustments	3,729	—
Net investment in direct financing leases and loans	$361,591	$31,270

Allowance for credit losses	(3,775)	(225)

Net investment in direct financing leases and loans - net	$357,816	$31,045

The following table presents the scheduled minimum lease payments receivable, excluding equipment finance loans, as of December 31, 2013:

(in thousands)

2014	$96,275
2015	68,310
2016	42,366
2017	23,790
2018	9,333
Thereafter	2,146
$242,220

Note 6 – Allowance for Non-Covered Loan and Lease Loss and Credit Quality

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

Management believes that the ALLL was adequate as of December 31, 2013. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 74% of our loan and lease portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses. The recent U.S. recession, the housing market downturn, and declining real estate values in our markets have negatively impacted aspects of our loan and lease portfolio. A continued deterioration in our markets may adversely affect our loan and lease portfolio and may lead to additional charges to the provision for loan and lease losses.

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

Activity in the Non-Covered Allowance for Loan and Lease Losses

The following table summarizes activity related to the allowance for non-covered loan and lease losses by non-covered loan and lease portfolio segment for the years ended December 31, 2013 and 2012, respectively:

(in thousands)

	December 31, 2013
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Unallocated	Total
Balance, beginning of period	$54,909	$22,925	$6,925	$632	$—	$85,391
Charge-offs	(7,445)	(19,266)	(3,458)	(826)	—	(30,995)
Recoveries	3,322	9,914	351	502	—	14,089
Provision	2,647	10,618	3,009	555	—	16,829
Balance, end of period	$53,433	$24,191	$6,827	$863	$—	$85,314

	December 31, 2012
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Unallocated	Total
Balance, beginning of period	$59,574	$20,485	$7,625	$867	$4,417	$92,968
Charge-offs	(22,349)	(12,209)	(5,282)	(1,499)	—	(41,339)
Recoveries	5,409	5,356	762	439	—	11,966
Provision	12,275	9,293	3,820	825	(4,417)	21,796
Balance, end of period	$54,909	$22,925	$6,925	$632	$—	$85,391

The following table presents the allowance and recorded investment in non-covered loans and leases by portfolio segment and balances individually or collectively evaluated for impairment as of December 31, 2013 and 2012, respectively:

(in thousands)

	December 31, 2013
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Unallocated	Total
Allowance for non-covered loans and leases:
Collectively evaluated for impairment	$51,648	$24,179	$6,827	$863	$—	$83,517
Individually evaluated for impairment	1,785	12	—	—	—	1,797
Total	$53,433	$24,191	$6,827	$863	$—	$85,314
Non-covered loans and leases:
Collectively evaluated for impairment	$4,235,744	$2,108,293	$861,470	$48,113		$7,253,620
Individually evaluated for impairment	89,280	11,503	—	—		100,783
Total	$4,325,024	$2,119,796	$861,470	$48,113		$7,354,403

(in thousands)

	December 31, 2012
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Unallocated	Total
Allowance for non-covered loans and leases:
Collectively evaluated for impairment	$53,513	$22,925	$6,920	$632	$—	$83,990
Individually evaluated for impairment	1,396	—	5	—	—	1,401
Total	$54,909	$22,925	$6,925	$632	$—	$85,391
Non-covered loans and leases:
Collectively evaluated for impairment	$4,059,419	$1,700,761	$740,925	$37,566		$6,538,671
Individually evaluated for impairment	123,835	18,378	175	21		142,409
Total	$4,183,254	$1,719,139	$741,100	$37,587		$6,681,080

The non-covered loan and lease balance are net of deferred loans fees of $495,000 at December 31, 2013 and $12.1 million at December 31, 2012.

Summary of Reserve for Unfunded Commitments Activity

The following table presents a summary of activity in the reserve for unfunded commitments (“RUC”) and unfunded commitments for the years ended December 31, 2013 and 2012, respectively:

(in thousands)

	December 31, 2013
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$172	$807	$173	$71	$1,223
Net change to other expense	48	93	59	13	213
Balance, end of period	$220	$900	$232	$84	$1,436

	December 31, 2012
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$59	$633	$185	$63	$940
Net change to other expense	113	174	(12)	8	283
Balance, end of period	$172	$807	$173	$71	$1,223

(in thousands)

	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Unfunded loan and lease commitments:
December 31, 2013	$237,042	$1,012,257	$336,559	$52,588	$1,638,446
December 31, 2012	$196,292	$925,642	$257,508	$52,170	$1,431,612

Non-covered loans and leases sold

In the course of managing the loan and lease portfolio, at certain times, management may decide to sell loans and leases.  The following table summarizes loans and leases sold by loan portfolio during the years ended December 31, 2013 and 2012, respectively:

(In thousands)

	2013	2012
Commercial real estate
Non-owner occupied term	$4,039	$10,623
Owner occupied term	3,738	1,473
Multifamily	—	—
Construction & development	3,515	—
Residential development	363	12
Commercial
Term	47,635	—
LOC & other	—	1,942
Leases and equipment finance	—	—
Residential
Mortgage	1,008	192
Home equity loans & lines	—	—
Consumer & other	—	—
Total	$60,298	$14,242

Asset Quality and Non-Performing Loans and Leases

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

Loans are reported as restructured when the Bank grants a more than insignificant concession(s) to a borrower experiencing financial difficulties that it would not otherwise consider.  Examples of such concessions include a reduction in the loan rate, forgiveness of principal or accrued interest, extending the maturity date or providing a lower interest rate than would be normally available for a transaction of similar risk. As a result of these concessions, restructured loans are impaired as the Bank will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement. Impairment reserves on non-collateral dependent restructured loans are measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value. These impairment reserves are recognized as a specific component to be provided for in the allowance for loan and lease losses.

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

The Bank has written down impaired, non-accrual loans as of December 31, 2013 to their estimated net realizable value, and expects resolution with no additional material loss, absent further decline in market prices.

Non-Covered Non-Accrual Loans and Leases and Loans and Leases Past Due

The following table summarizes our non-covered non-accrual loans and leases and loans and leases past due by loan and lease class as of December 31, 2013 and December 31, 2012:

(in thousands)

	December 31, 2013
	30-59	60-89	Greater Than				Total Non-
	Days	Days	90 Days and	Total	Non-	Current &	covered Loans
	Past Due	Past Due	Accruing	Past Due	accrual	Other (1)	and Leases
Commercial real estate
Non-owner occupied term, net	$3,618	$352	$—	$3,970	$9,193	$2,315,097	$2,328,260
Owner occupied term, net	1,320	340	610	2,270	6,204	1,251,109	1,259,583
Multifamily, net	—	—	—	—	935	402,602	403,537
Construction & development, net	—	—	—	—	—	245,231	245,231
Residential development, net	—	—	—	—	2,801	85,612	88,413
Commercial
Term, net	901	1,436	—	2,337	8,723	759,785	770,845
LOC & other, net	619	224	—	843	1,222	985,295	987,360
Leases and equipment finance, net	2,202	1,706	517	4,425	2,813	354,353	361,591
Residential
Mortgage, net	1,050	342	2,070	3,462	—	593,739	597,201
Home equity loans & lines, net	473	563	160	1,196	—	263,073	264,269
Consumer & other, net	69	75	73	217	—	47,896	48,113
Total, net of deferred fees and costs	$10,252	$5,038	$3,430	$18,720	$31,891	$7,303,792	$7,354,403

(1) Other includes non-covered loans accounted for under ASC 310-30.

(in thousands)

	December 31, 2012
	30-59	60-89	Greater Than				Total Non-
	Days	Days	90 Days and	Total	Non-	Current &	covered Loans
	Past Due	Past Due	Accruing	Past Due	accrual	Other (1)	and Leases
Commercial real estate
Non-owner occupied term, net	$5,132	$1,097	$—	$6,229	$33,797	$2,276,883	$2,316,909
Owner occupied term, net	2,615	1,687	—	4,302	8,448	1,264,090	1,276,840
Multifamily, net	—	—	—	—	1,045	330,690	331,735
Construction & development, net	283	—	—	283	4,177	196,171	200,631
Residential development, net	479	—	—	479	5,132	51,528	57,139
Commercial
Term, net	3,009	746	81	3,836	7,040	786,185	797,061
LOC & other, net	1,647	1,503	—	3,150	7,027	880,631	890,808
Leases and equipment finance, net	—	—	—	—	—	31,270	31,270
Residential
Mortgage, net	2,906	602	3,303	6,811	—	471,652	478,463
Home equity loans & lines, net	1,398	214	758	2,370	49	260,218	262,637
Consumer & other, net	282	191	90	563	21	37,003	37,587
Total, net of deferred fees and costs	$17,751	$6,040	$4,232	$28,023	$66,736	$6,586,321	$6,681,080

(1) Other includes non-covered loans accounted for under ASC 310-30.

Non-Covered Impaired Loans

Loans with no related allowance reported generally represent non-accrual loans. The Bank recognizes the charge-off of impairment reserves on impaired loans in the period it arises for collateral dependent loans.  Therefore, the non-accrual loans as of December 31, 2013 have already been written-down to their estimated net realizable value, based on net realizable value, and are expected to be resolved with no additional material loss, absent further decline in market prices.  The valuation allowance on impaired loans primarily represents the impairment reserves on performing restructured loans, and is measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value.

At December 31, 2013 and December 31, 2012, impaired loans of $68.8 million and $70.6 million were classified as accruing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, by providing for modification of loan repayment terms. The restructured loans on accrual status represent the only impaired loans accruing interest at each respective date.  In order for a restructured loan to be considered for accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Bank had no obligation to lend additional funds on the restructured loans as of December 31, 2013.

The following table summarizes our non-covered impaired loans, including average recorded investment and interest income recognized on impaired non-covered loans, by loan class for the years ended December 31, 2013 and 2012:

(in thousands)

	December 31, 2013
	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial real estate
Non-owner occupied term, net	$19,350	$18,285	$—	$31,024	$—
Owner occupied term, net	6,674	6,204	—	3,014	—
Multifamily, net	1,416	935	—	765	—
Construction & development, net	9,518	8,498	—	12,021	—
Residential development, net	12,347	5,776	—	7,592	—
Commercial
Term, net	22,750	8,723	—	10,981	—
LOC & other, net	5,886	1,222	—	2,836	—
Residential
Mortgage, net	—	—	—	—	—
Home equity loans & lines, net	—	—	—	70	—
Consumer & other, net	—	—	—	1	—
With an allowance recorded:
Commercial real estate
Non-owner occupied term, net	31,252	31,362	928	32,250	1,512
Owner occupied term, net	5,202	5,202	198	4,448	205
Multifamily, net	—	—	—	—	—
Construction & development, net	1,091	1,091	11	1,898	484
Residential development, net	10,166	11,927	648	14,759	644
Commercial
Term, net	—	300	8	974	17
LOC & other, net	1,258	1,258	4	1,172	51
Residential
Mortgage, net	—	—	—	153	—
Home equity loans & lines, net	—	—	—	25	—
Consumer & other, net	—	—	—	—	—
Total:
Commercial real estate, net	97,016	89,280	1,785	107,771	2,845
Commercial, net	29,894	11,503	12	15,963	68
Residential, net	—	—	—	248	—
Consumer & other, net	—	—	—	1	—
Total, net of deferred fees and costs	$126,910	$100,783	$1,797	$123,983	$2,913

(in thousands)

	December 31, 2012
	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial real estate
Non-owner occupied term, net	$38,654	$33,912	$—	$36,167	$—
Owner occupied term, net	10,085	8,449	—	7,998
Multifamily, net	1,214	1,045	—	886
Construction & development, net	18,526	15,638	—	17,899	—
Residential development, net	9,293	6,091	—	15,518	—
Commercial
Term, net	13,729	10,532	—	11,966	—
LOC & other, net	10,778	7,846	—	7,949	—
Residential
Mortgage, net	—	—	—	—	—
Home equity loans & lines, net	50	49	—	301	—
Consumer & other, net	21	21	—	4	—
With an allowance recorded:
Commercial real estate
Non-owner occupied term, net	35,732	35,732	762	25,608	1,076
Owner occupied term, net	5,284	5,284	436	3,328	37
Multifamily, net	—	—	—	—	—
Construction & development, net	1,091	1,091	14	2,400	672
Residential development, net	16,593	16,593	184	18,417	747
Commercial
Term, net	—	—	—	443	182
LOC & other, net	—	—	—	795	9
Residential
Mortgage, net	—	—	—	—	—
Home equity loans & lines, net	126	126	5	127	6
Consumer & other, net	—	—	—	—	—
Total:
Commercial real estate, net	136,472	123,835	1,396	128,221	2,532
Commercial, net	24,507	18,378	—	21,153	191
Residential, net	176	175	5	428	6
Consumer & other, net	21	21	—	4	—
Total, net of deferred fees and costs	$161,176	$142,409	$1,401	$149,806	$2,729

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

The following table summarizes our internal risk rating by loan and lease class for the non-covered loan and lease portfolio as of December 31, 2013 and December 31, 2012:

(in thousands)

	December 31, 2013
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Impaired	Total
Commercial real estate
Non-owner occupied term, net	$2,073,366	$108,263	$96,984	$—	$—	$49,647	$2,328,260
Owner occupied term, net	1,182,865	27,615	37,524	173	—	11,406	1,259,583
Multifamily, net	385,335	5,574	11,693	—	—	935	403,537
Construction & development, net	230,262	2,054	3,326	—	—	9,589	245,231
Residential development, net	67,019	1,836	1,855	—	—	17,703	88,413
Commercial
Term, net	718,778	23,393	19,651	—	—	9,023	770,845
LOC & other, net	951,109	24,197	9,574	—	—	2,480	987,360
Leases and equipment finance, net	351,971	4,585	1,706	2,996	333	—	361,591
Residential
Mortgage, net	593,723	1,405	743	—	1,330	—	597,201
Home equity loans & lines, net	263,070	1,038	25	—	136	—	264,269
Consumer & other, net	47,895	144	33	—	41	—	48,113
Total, net of deferred fees and costs	$6,865,393	$200,104	$183,114	$3,169	$1,840	$100,783	$7,354,403

(in thousands)

	December 31, 2012
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Impaired	Total
Commercial real estate
Non-owner occupied term, net	$1,993,369	$174,892	$79,004	$—	$—	$69,644	$2,316,909
Owner occupied term, net	1,185,721	26,475	50,911	—	—	13,733	1,276,840
Multifamily, net	324,315	1,950	4,425	—	—	1,045	331,735
Construction & development, net	165,185	12,654	6,063	—	—	16,729	200,631
Residential development, net	25,018	4,373	5,064	—	—	22,684	57,139
Commercial
Term, net	717,546	22,256	46,727	—	—	10,532	797,061
LOC & other, net	847,883	19,510	15,569	—	—	7,846	890,808
Leases and equipment finance, net	31,270	—	—	—	—	—	31,270
Residential
Mortgage, net	471,206	3,510	1,120	—	2,627	—	478,463
Home equity loans & lines, net	260,086	1,616	—	—	760	175	262,637
Consumer & other, net	37,056	419	57	—	34	21	37,587
Total, net of deferred fees and costs	$6,058,655	$267,655	$208,940	$—	$3,421	$142,409	$6,681,080

The percentage of non-covered impaired loans classified as watch, special mention, and substandard was 6.4%, 3.7%, and 89.9%, respectively, as of December 31, 2013. The percentage of non-covered impaired loans classified as watch, special mention, and substandard was 9.0%, 1.7%, and 89.3%, respectively, as of December 31, 2012.

Troubled Debt Restructurings

At December 31, 2013 and December 31, 2012, impaired loans of $68.8 million and $70.6 million were classified as accruing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The restructured loans on accrual status represent the only impaired loans accruing interest. In order for a restructured loan to be considered for accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. Impaired restructured loans carry a specific allowance and the allowance on impaired restructured loans is calculated consistently across the portfolios.

There were no available commitments for troubled debt restructurings outstanding as of December 31, 2013 and none as of December 31, 2012.

The following tables present troubled debt restructurings by accrual versus non-accrual status and by loan class as of December 31, 2013 and December 31, 2012:

(in thousands)

	December 31, 2013
	Accrual	Non-Accrual	Total
	Status	Status	Modifications
Commercial real estate
Non-owner occupied term, net	$37,366	$—	$37,366
Owner occupied term, net	5,202	—	5,202
Multifamily, net	—	—	—
Construction & development, net	9,590	—	9,590
Residential development, net	14,902	2,196	17,098
Commercial
Term, net	—	2,603	2,603
LOC & other, net	1,258	—	1,258
Leases and equipment finance, net	—	—	—
Residential
Mortgage, net	473	—	473
Home equity loans & lines, net	—	—	—
Consumer & other, net	—	—	—
Total, net of deferred fees and costs	$68,791	$4,799	$73,590

(in thousands)

	December 31, 2012
	Accrual	Non-Accrual	Total
	Status	Status	Modifications
Commercial real estate
Non-owner occupied term, net	$34,329	$16,200	$50,529
Owner occupied term, net	5,284	405	5,689
Multifamily, net	—	—	—
Construction & development, net	12,552	3,516	16,068
Residential development, net	17,141	4,921	22,062
Commercial
Term, net	350	4,641	4,991
LOC & other, net	820	1,493	2,313
Leases and equipment finance, net	—	—	—
Residential
Mortgage, net	—	—	—
Home equity loans & lines, net	126	—	126
Consumer & other, net	—	—	—
Total, net of deferred fees and costs	$70,602	$31,176	$101,778

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

The following tables present newly non-covered restructured loans that occurred during the years ended December 31, 2013 and 2012, respectively:

(in thousands)

December 31, 2013
	Rate	Term	Interest Only	Payment	Combination
	Modifications	Modifications	Modifications	Modifications	Modifications	Total
Commercial real estate
Non-owner occupied term, net	$—	$—	$4,291	$—	$—	$4,291
Owner occupied term, net	—	—	—	—	—	—
Multifamily, net	—	—	—	—	—	—
Construction & development, net	—	—	—	—	—	—
Residential development, net	—	—	—	—	—	—
Commercial
Term, net	—	—	—	—	3,588	3,588
LOC & other, net	—	—	—	—	452	452
Leases and equipment finance, net	—	—	—	—	—	—
Residential
Mortgage, net	—	—	—	—	478	478
Home equity loans & lines, net	—	—	—	—	—	—
Consumer & other, net	—	—	—	—	—	—
Total, net of deferred fees and costs	$—	$—	$4,291	$—	$4,518	$8,809

December 31, 2012
	Rate	Term	Interest Only	Payment	Combination
	Modifications	Modifications	Modifications	Modifications	Modifications	Total
Commercial real estate
Non-owner occupied term, net	$14,333	$—	$—	$—	$2,595	$16,928
Owner occupied term, net	587	—	—	—	4,722	5,309
Multifamily, net	—	—	—	—	—	—
Construction & development, net	—	—	—	—	—	—
Residential development, net	—	—	—	—	—	—
Commercial
Term, net	—	—	—	—	—	—
LOC & other, net	—	—	—	820	—	820
Leases and equipment finance, net	—	—	—	—	—	—
Residential
Mortgage, net	—	—	—	—	—	—
Home equity loans & lines, net	—	—	—	—	—	—
Consumer & other, net	—	—	—	—	—	—
Total, net of deferred fees and costs	$14,920	$—	$—	$820	$7,317	$23,057

For the periods presented in the tables above, the outstanding recorded investment was the same pre and post modification.

The following tables represent financing receivables modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the years ended December 31, 2013 and 2012, respectively:

(in thousands)

	2013	2012
Commercial real estate
Non-owner occupied term, net	$—	$—
Owner occupied term, net	—	217
Multifamily, net	—	—
Construction & development, net	—	—
Residential development, net	—	633
Commercial
Term, net	1,786	—
LOC & other, net	—	26
Leases and equipment finance, net	—	—
Residential
Mortgage, net	—	—
Home equity loans & lines, net	—	—
Consumer & other, net	—	—
Total, net of deferred fees and costs	$1,786	$876

Note 7 – Covered Assets and Indemnification Asset

Covered Loans, Net
Loans acquired in a FDIC-assisted acquisition that are subject to a loss-share agreement are referred to as covered loans and reported separately in our statements of financial condition. Covered loans are reported exclusive of the cash flow reimbursements expected from the FDIC.

The following table presents the major types of covered loans as of December 31, 2013 and December 31, 2012:

(in thousands)

	December 31, 2013
	Evergreen	Rainier	Nevada Security	Total
Commercial real estate
Non-owner occupied term, net	$29,019	$117,076	$60,807	$206,902
Owner occupied term, net	18,582	14,711	16,524	49,817
Multifamily, net	7,626	22,210	7,835	37,671
Construction & development, net	1,506	—	1,949	3,455
Residential development, net	1,861	—	5,425	7,286
Commercial
Term, net	5,651	768	9,300	15,719
LOC & other, net	2,664	1,934	2,100	6,698
Residential
Mortgage, net	3,075	17,468	1,773	22,316
Home equity loans & lines, net	2,820	14,782	2,035	19,637
Consumer & other, net	954	3,308	—	4,262
Total, net of deferred fees and costs	$73,758	$192,257	$107,748	$373,763
Allowance for covered loans				(9,771)
Total				$363,992

	December 31, 2012
	Evergreen	Rainier	Nevada Security	Total
Commercial real estate
Non-owner occupied term, net	$36,074	$157,055	$71,352	$264,481
Owner occupied term, net	26,682	18,853	23,115	68,650
Multifamily, net	10,132	23,777	10,969	44,878
Construction & development, net	4,941	637	6,133	11,711
Residential development, net	3,840	—	5,954	9,794
Commercial
Term, net	9,961	2,230	11,333	23,524
LOC & other, net	4,984	7,081	2,932	14,997
Residential
Mortgage, net	3,948	22,059	1,818	27,825
Home equity loans & lines, net	3,478	17,178	2,786	23,442
Consumer & other, net	1,855	4,143	53	6,051
Total, net of deferred fees and costs	$105,895	$253,013	$136,445	$495,353
Allowance for covered loans				(18,275)
Total				$477,078

The outstanding contractual unpaid principal balance, excluding purchase accounting adjustments, at December 31, 2013 was $93.8 million, $224.1 million and $144.5 million, for Evergreen, Rainier, and Nevada Security, respectively, as compared to $137.7 million, $297.0 million and $198.4 million, for Evergreen, Rainier, and Nevada Security, respectively, at December 31, 2012.

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

The following table presents the changes in the accretable yield for the years ended December 31, 2013 and 2012 for each respective acquired loan portfolio:

(in thousands)

	December 31, 2013
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$34,567	$102,468	$46,353	$183,388
Accretion to interest income	(12,695)	(23,511)	(15,292)	(51,498)
Disposals	(3,221)	(12,362)	(3,703)	(19,286)
Reclassifications from nonaccretable difference	1,412	5,194	7,274	13,880
Balance, end of period	20,063	$71,789	$34,632	$126,484

	December 31, 2012
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$56,479	$120,333	$61,021	$237,833
Accretion to interest income	(21,237)	(30,325)	(19,969)	(71,531)
Disposals	(9,688)	(19,705)	(5,214)	(34,607)
Reclassifications from nonaccretable difference	9,013	32,165	10,515	51,693
Balance, end of period	$34,567	$102,468	$46,353	$183,388

Allowance for Covered Loan Losses

The following table summarizes activity related to the allowance for covered loan losses by covered loan portfolio segment for the years ended December 31, 2013 and 2012, respectively:

(in thousands)

	December 31, 2013
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$12,129	$4,980	$804	$362	$18,275
Charge-offs	(2,303)	(1,544)	(197)	(459)	(4,503)
Recoveries	1,114	531	218	249	2,112
(Recapture) provision	(4,835)	(1,130)	(165)	17	(6,113)
Balance, end of period	$6,105	$2,837	$660	$169	$9,771

	December 31, 2012
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$8,939	$3,964	$991	$426	$14,320
Charge-offs	(2,921)	(1,613)	(596)	(659)	(5,789)
Recoveries	1,264	733	237	105	2,339
Provision	4,847	1,896	172	490	7,405
Balance, end of period	$12,129	$4,980	$804	$362	$18,275

The following table presents the allowance and recorded investment in covered loans by portfolio segment as of December 31, 2013 and 2012:

(in thousands)

	December 31, 2013
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Allowance for covered loans:
Loans acquired with deteriorated credit quality (1)	$5,995	$2,713	$609	$118	$9,435
Collectively evaluated for impairment (2)	110	124	51	51	336
Total	$6,105	$2,837	$660	$169	$9,771
Covered loans:
Loans acquired with deteriorated credit quality (1)	$304,232	$15,781	$36,960	$1,739	$358,712
Collectively evaluated for impairment (2)	899	6,636	4,993	2,523	15,051
Total	$305,131	$22,417	$41,953	$4,262	$373,763

	December 31, 2012
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Allowance for covered loans:
Loans acquired with deteriorated credit quality (1)	$11,756	$4,559	$755	$315	$17,385
Collectively evaluated for impairment (2)	373	421	49	47	890
Total	$12,129	$4,980	$804	$362	$18,275
Covered loans:
Loans acquired with deteriorated credit quality (1)	$393,464	$25,402	$46,382	$3,360	$468,608
Collectively evaluated for impairment (2)	6,050	13,119	4,885	2,691	26,745
Total	$399,514	$38,521	$51,267	$6,051	$495,353

(1) In accordance with ASC 310-30, the valuation allowance is netted against the carrying value of the covered loan balance.

(2) The allowance on covered loan losses includes an allowance on covered loan advances on acquired loans subsequent to acquisition.

The valuation allowance on covered loans was reduced by recaptured provision of $8.8 million, $3.8 million, and $3.5 million for the years ended December 31, 2013, 2012 and 2011.

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

The following table summarizes our internal risk rating grouping by covered loans, net as of December 31, 2013 and December 31, 2012:

(in thousands)

	December 31, 2013
		Special
	Pass/Watch	Mention	Substandard	Doubtful	Loss	Total
Commercial real estate
Non-owner occupied term, net	$133,452	$26,321	$44,279	$—	$—	$204,052
Owner occupied term, net	30,119	3,370	14,971	213	—	48,673
Multifamily, net	24,213	2,563	10,409	—	—	37,185
Construction & development, net	1,117	—	1,686	—	—	2,803
Residential development, net	492	224	5,541	54	—	6,311
Commercial
Term, net	3,753	3,141	6,128	258	—	13,280
LOC & other, net	4,630	991	681	—	—	6,302
Residential
Mortgage, net	22,175	—	—	—	—	22,175
Home equity loans & lines, net	19,043	—	76	—	—	19,119
Consumer & other, net	4,092	—	—	—	—	4,092
Total, net of deferred fees and costs	$243,086	$36,610	$83,771	$525	$—	$363,992

	December 31, 2012
		Special
	Pass/Watch	Mention	Substandard	Doubtful	Loss	Total
Construction & development
Non-owner occupied term, net	$177,791	$30,253	$42,590	$8,471	$—	$259,105
Owner occupied term, net	43,698	7,803	10,417	4,673	—	66,591
Multifamily, net	22,234	9,824	9,804	1,781	—	43,643
Construction & development, net	1,792	195	4,315	3,386	—	9,688
Residential development, net	—	391	6,658	1,309	—	8,358
Commercial
Term, net	9,020	3,401	4,986	2,021	—	19,428
LOC & other, net	11,498	354	1,080	1,181	—	14,113
Residential
Mortgage, net	27,596	—	—	—	—	27,596
Home equity loans & lines, net	22,790	—	77	—	—	22,867
Consumer & other, net	5,689	—	—	—	—	5,689
Total, net of deferred fees and costs	$322,108	$52,221	$79,927	$22,822	$—	$477,078

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

The following table summarizes the activity related to the covered OREO for the years ended December 31, 2013, 2012 and 2011:

(in thousands)

	2013	2012	2011
Balance, beginning of period	$10,374	$19,491	$29,863
Additions to covered OREO	2,555	6,987	15,271
Dispositions of covered OREO	(10,115)	(11,458)	(16,934)
Valuation adjustments in the period	(712)	(4,646)	(8,709)
Balance, end of period	$2,102	$10,374	$19,491

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

The following table summarizes the activity related to the FDIC indemnification asset for each respective acquired portfolio for the years ended December 31, 2013 and 2012:

(in thousands)

	December 31, 2013
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$14,876	$15,110	$22,812	$52,798
Change in FDIC indemnification asset	(8,556)	(6,280)	(10,713)	(25,549)
Transfers to due from FDIC and other	(1,111)	(814)	(2,150)	(4,075)
Balance, end of period	$5,209	$8,016	$9,949	$23,174

	December 31, 2012
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$28,547	$28,272	$34,270	$91,089
Change in FDIC indemnification asset	(9,611)	(6,355)	732	(15,234)
Transfers to due from FDIC and other	(4,060)	(6,807)	(12,190)	(23,057)
Balance, end of period	$14,876	$15,110	$22,812	$52,798

Note 8–Premises and Equipment
The following table presents the major components of premises and equipment at December 31, 2013 and 2012:
(in thousands)

	2013	2012
Land	$26,438	$26,438
Buildings and improvements	153,771	134,464
Furniture, fixtures and equipment	131,691	121,086
Construction in progress	13,172	10,488
Total premises and equipment	325,072	292,476
Less: Accumulated depreciation and amortization	(147,392)	(129,809)
Premises and equipment, net	$177,680	$162,667
Depreciation expense totaled $20.5 million, $17.6 million and $16.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Umpqua’s subsidiaries have entered into a number of non-cancelable lease agreements with respect to premises and equipment. See Note 20 for more information regarding rental expense, net of rent income, and minimum annual rental commitments under non-cancelable lease agreements.
Note 9–Goodwill and Other Intangible Assets
The following table summarizes the changes in the Company's goodwill and other intangible assets for the years ended December 31, 2010, 2011, 2012, and 2013. Goodwill is reflected by operating segment; all other intangible assets are related to the Community Banking segment.
(in thousands)

	Goodwill
	Community Banking			Wealth Management
		Accumulated			Accumulated
	Gross	Impairment	Total	Gross	Impairment	Total
Balance, December 31, 2010	$765,113	$(111,952)	$653,161	$3,697	$(982)	$2,715
Net additions	247	—	247	—	—	—
Reductions	(44)	—	(44)	—	—	—
Balance, December 31, 2011	765,316	(111,952)	653,364	3,697	(982)	2,715
Net additions	12,545	—	12,545	—	—	—
Reductions	(452)	—	(452)	—	—	—
Balance, December 31, 2012	777,409	(111,952)	665,457	3,697	(982)	2,715
Net additions	96,777	—	96,777	—	—	—
Reductions	(644)	—	(644)	—	—	—
Balance, December 31, 2013	$873,542	$(111,952)	$761,590	$3,697	$(982)	$2,715

	Other Intangible Assets
		Accumulated
	Gross	Amortization	Net
Balance, December 31, 2010	$58,079	$(31,986)	$26,093
Net additions	—	—	—
Amortization	—	(4,948)	(4,948)
Balance, December 31, 2011	58,079	(36,934)	21,145
Net additions	830	—	830
Amortization	—	(4,816)	(4,816)
Balance, December 31, 2012	58,909	(41,750)	17,159
Net additions	—	—	—
Amortization	—	(4,781)	(4,781)
Balance, December 31, 2013	$58,909	$(46,531)	$12,378

Goodwill additions in 2013 relate to the FinPac acquisition and represent the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed. Additional information on the acquisition and purchase price allocation is provided in Note 2. Goodwill additions in 2012 relate to the Circle acquisition and represent the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed. Additional information on the acquisition and purchase price allocation is provided in Note 2. Goodwill additions in 2011 relate to purchase accounting adjustments finalized relating to the Rainier acquisition. The reduction to goodwill in 2013 of $644,000 relates to purchase accounting adjustments. The reduction to goodwill in 2012 and 2011 of $452,000, and $44,000 are due to the recognition of tax benefits upon exercise of fully vested acquired stock options.
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
The Company conducted its annual evaluation of goodwill for impairment at both December 31, 2013 and 2012 , respectively. At both dates, in the first step of the goodwill impairment test, the Company determined that the fair value of the Community Banking and Wealth Management reporting units exceeded its carrying amount. The significant assumptions and methodology utilized to test for goodwill impairment as of December 31, 2013 were consistent with those used at December 31, 2012.

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
The table below presents the forecasted amortization expense for intangible assets acquired in all mergers:
(in thousands)

Expected
Year	Amortization
2014	$4,528
2015	4,286
2016	2,520
2017	549
2018	190
Thereafter	305
$12,378
Note 10 – Mortgage Servicing Rights

The following table presents the changes in the Company’s mortgage servicing rights (“MSR”) for the years ended December 31, 2013, 2012 and 2011:

(in thousands)

	2013	2012	2011
Balance, beginning of period	$27,428	$18,184	$14,454
Additions for new mortgage servicing rights capitalized	17,963	17,710	6,720
Changes in fair value:
Due to changes in model inputs or assumptions(1)	5,688	(4,651)	(858)
Other(2)	(3,314)	(3,815)	(2,132)
Balance, end of period	$47,765	$27,428	$18,184

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our serviced loan portfolio as of December 31, 2013, 2012 and 2011 is as follows:

(dollars in thousands)

	December 31, 2013	December 31, 2012	December 31, 2011
Balance of loans serviced for others	$4,362,499	$3,162,080	$2,009,849
MSR as a percentage of serviced loans	1.09%	0.87%	0.90%

The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in mortgage banking revenue on the Consolidated Statements of Income, was $10.4 million, $6.6 million, and $4.7 million for the years ended December 31, 2013, 2012 and 2011.

A sensitivity analysis of the current fair value to changes in discount and prepayment speed assumptions as of December 31, 2013 and December 31, 2012 is as follows:

	December 31, 2013	December 31, 2012
Constant prepayment rate
Effect on fair value of a 10% adverse change	$(2,255)	$(1,445)
Effect on fair value of a 20% adverse change	$(4,323)	$(2,754)

Discount rate
Effect on fair value of a 100 basis point adverse change	$(1,832)	$(889)
Effect on fair value of a 200 basis point adverse change	$(3,534)	$(1,720)

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

Note 11 – Non-covered Other Real Estate Owned, Net

The following table presents the changes in non-covered other real estate owned (“OREO”) for the years ended December 31, 2013, 2012 and 2011:

(in thousands)

	2013	2012	2011
Balance, beginning of period	$17,138	$34,175	$32,791
Additions to OREO due to acquisition	—	1,602	—
Additions to OREO	21,638	17,699	47,414
Dispositions of OREO	(15,495)	(29,442)	(37,083)
Valuation adjustments in the period	(1,448)	(6,896)	(8,947)
Balance, end of period	$21,833	$17,138	$34,175

OREO properties are recorded at the lower of the recorded investment in the loan (prior to foreclosure) or the fair market value of the property less expected selling costs. The Company recognized valuation allowances of $1.0 million, $1.8 million, and $5.1 million on its non-covered OREO balances as of December 31, 2013, 2012 and 2011, respectively. Valuation allowances on non-covered OREO balances are based on updated appraisals of the underlying properties as received during a period or management's authorization to reduce the selling price of a property during the period.
NOTE 12. OTHER ASSETS
Other assets consisted of the following at December 31, 2013 and 2012:

(in thousands)

	2013	2012
Accrued interest receivable	$23,720	$26,998
Derivative assets	17,921	23,942
Income taxes receivable	15,665	12,859
Equity method investments	9,641	11,031
Investment in unconsolidated Trusts	6,933	6,933
Due from FDIC	3,322	12,606
Prepaid FDIC deposit assessment	—	12,307
Other	34,756	32,026
Total	$111,958	$138,702
The amount due from the FDIC relates to the FDIC-assisted acquisitions of Evergreen, Rainier, and Nevada Security. See further discussion at Note 7.
The Company invests in limited partnerships that operate qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. The Company accounts for the investments under the equity method. The Company’s remaining capital commitments to these partnerships at December 31, 2013 and 2012 were approximately $1.4 million and $4.1 million, respectively. Such amounts are included in other liabilities on the consolidated balance sheets.
Also see Note 18 for information on the Company’s investment in Trusts and Note 21 for information on the Company’s derivatives.

Note 13 – Income Taxes

The following table presents the components of income tax expense (benefit) included in the Consolidated Statements of Income for the years ended December 31:
(in thousands)

	Current	Deferred	Total
YEAR ENDED DECEMBER 31, 2013:
Federal	$36,733	$7,459	$44,192
State	8,187	289	8,476
	$44,920	$7,748	$52,668
YEAR ENDED DECEMBER 31, 2012:
Federal	$44,268	$(426)	$43,842
State	2,632	6,847	9,479
	$46,900	$6,421	$53,321
YEAR ENDED DECEMBER 31, 2011:
Federal	$29,932	$(40)	$29,892
State	4,810	2,040	6,850
	$34,742	$2,000	$36,742

The following table presents a reconciliation of income taxes computed at the Federal statutory rate to the actual effective rate for the years ended December 31:

	2013	2012	2011
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State tax, net of Federal income tax	4.4%	4.4%	3.8%
Tax-exempt income	(3.2)%	(3.0)%	(3.7)%
Tax credits	(1.8)%	(1.1)%	(1.5)%
Nondeductible merger expenses	1.0%	0.1%	—%
Other	(0.5)%	(1.0)%	(0.6)%
Effective income tax rate	34.9%	34.4%	33.0%

The following table reflects the effects of temporary differences that give rise to the components of the net deferred tax assets recorded on the consolidated balance sheets as of December 31:
(in thousands)

	2013	2012
DEFERRED TAX ASSETS:
Allowance for loan and lease losses	$33,652	$33,782
Covered loans	16,788	28,610
Accrued severance and deferred compensation	13,080	13,376
Non-accrual loans	5,760	4,759
Tax credits	5,716	3,655
Unrealized loss on investment securities	3,318	—
Non-covered other real estate owned	3,023	1,974
Covered other real estate owned	831	5,120
Other	16,230	14,702
Total gross deferred tax assets	98,398	105,978

DEFERRED TAX LIABILITIES:
Mortgage servicing rights	18,855	10,847
Fair market value adjustment on preferred securities	18,649	19,567
FDIC indemnification asset	10,471	25,913
Leased assets	9,719	3,930
Deferred loan fees	7,525	5,706
Premises and equipment depreciation	7,356	8,834
Intangibles	5,633	5,161
Unrealized gain on investment securities	—	16,306
Other	3,512	6,186
Total gross deferred tax liabilities	81,720	102,450

Valuation allowance	(51)	—

Net deferred tax assets	$16,627	$3,528

The Company has determined that it is required to establish a valuation allowance for a portion of the deferred tax assets as management believes it is more likely than not that a deferred tax asset of $51,000 as December 31, 2013, relating to Canadian net operating losses, may not be able to be utilized in the future. The Company has determined that no other valuation allowance for the remaining deferred tax assets is required as management believes it is more likely than not that the remaining deferred tax assets of $98.3 million and $106.0 million at December 31, 2013 and 2012, respectively, will be realized principally through future reversals of existing taxable temporary differences. Management further believes that future taxable income will be sufficient to realize the benefits of temporary deductible differences that cannot be realized through carry-back to prior years or through the reversal of future temporary taxable differences.

The tax credits consist entirely of state tax credits at December 31, 2013 and 2012. The state tax credits, comprised primarily of State of Oregon Business Energy Tax Credits (“BETC”), will be utilized to offset future state income taxes. Most of the state tax credits benefit a five-year period, with an eight-year carry-forward allowed. Management believes, based upon the Company’s historical performance that the deferred tax assets relating to these tax credits will be realized in the normal course of operations, and, accordingly, management has not reduced these deferred tax assets by a valuation allowance.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as the Oregon and California state jurisdictions. Additionally, as a result of the FinPac acquisition, the Company will now be subject to filings in the majority of states and in Canada. The Company is no longer subject to U.S. federal and other state tax authorities examinations for years before 2009, except in California for years before 2005 and for Canadian tax authority examinations for years before 2012.

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

The Company recorded an increase in its liability for unrecognized tax benefits relating to California tax incentives and temporary differences in the amount of $4,000 during 2013 and an increase of $47,000 during 2012. The Company had gross unrecognized tax benefits recorded as of December 31, 2013 and 2012 in the amounts of $602,000 and $598,000, respectively. If recognized the unrecognized tax benefit would reduce the 2013 annual effective tax rate by 0.3%. The Company accrued $24,000 of interest related to unrecognized tax benefits and recognized a benefit of $6,000 in interest reversed primarily due to the reductions of its liability for unrecognized tax benefits during 2013 and 2012 , respectively. Interest on unrecognized tax benefits is reported by the Company as a component as of tax expense. As of December 31, 2013 and 2012, the accrued interest related to unrecognized tax benefits is $193,000 and $168,000, respectively.

Detailed below is a reconciliation of the Company’s unrecognized tax benefits, gross of any related tax benefits, for the years ended December 31, 2013 and 2012, respectively:

(in thousands)

	2013	2012
Balance, beginning of period	$598	$550
Effectively settled positions	4	(39)
Changes for tax positions of prior years	—	87
Balance, end of period	$602	$598

Note 14 – Interest Bearing Deposits

The following table presents the major types of interest bearing deposits at December 31, 2013 and 2012:
(in thousands)

	2013	2012
Interest bearing demand	$1,233,070	$1,215,002
Money market	3,349,946	3,407,047
Savings	560,699	475,325
Time, $100,000 and over	1,065,380	1,429,153
Time less than $100,000	472,088	573,834
Total interest bearing deposits	$6,681,183	$7,100,361
The following table presents interest expense for each deposit type for the years ended December 31, 2013, 2012 and 2011:
(in thousands)

	2013	2012	2011
Interest bearing demand	$978	$1,980	$3,056
Money market	3,485	7,193	17,236
Savings	321	291	356
Time, $100,000 and over	11,911	16,067	25,771
Other time less than $100,000	4,060	5,602	9,324
Total interest on deposits	$20,755	$31,133	$55,743
The following table presents the scheduled maturities of time deposits as of December 31, 2013:
(in thousands)

Year	Amount
2014	$1,009,077
2015	204,701
2016	217,406
2017	78,728
2018	25,001
Thereafter	2,555
Total time deposits	$1,537,468

The following table presents the remaining maturities of time deposits of $100,000 or more as of December 31, 2013:
(in thousands)

Amount
Three months or less	$226,849
Over three months through six months	211,268
Over six months through twelve months	253,595
Over twelve months	373,668
Time, $100,000 and over	$1,065,380

Note 15 – Securities Sold Under Agreements To Repurchase

The following table presents information regarding securities sold under agreements to repurchase at December 31, 2013 and 2012:
(dollars in thousands)

		Weighted	Carrying	Market
		Average	Value of	Value of
	Repurchase	Interest	Underlying	Underlying
	Amount	Rate	Assets	Assets

December 31, 2013	$224,882	0.07%	$229,439	$229,439
December 31, 2012	$137,075	0.14%	$139,373	$139,373
The securities underlying agreements to repurchase entered into by the Bank are for the same securities originally sold, with a one-day maturity. In all cases, the Bank maintains control over the securities. Securities sold under agreements to repurchase averaged approximately $177.9 million, $142.4 million, and $113.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. The maximum amount outstanding at any month end for the years ended December 31, 2013, 2012 and 2011, was $233.8 million, $166.3 million, and $148.2 million, respectively. Investment securities are pledged as collateral in an amount equal to or greater than the repurchase agreements.
Note 16 – Federal Funds Purchased

At December 31, 2013 and 2012, the Company had no outstanding federal funds purchased balances. The Bank had available lines of credit with the FHLB totaling $2.2 billion at December 31, 2013. The Bank had available lines of credit with the Federal Reserve totaling $391.7 million subject to certain collateral requirements, namely the amount of certain pledged loans at December 31, 2013. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $185.0 million at December 31, 2013. At December 31, 2013, the lines of credit had interest rates ranging from 0.3% to 0.8%. Availability of the lines is subject to federal funds balances available for loan and continued borrower eligibility and are reviewed and renewed periodically throughout the year. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

Note 17 – Term Debt

The Bank had outstanding secured advances from the FHLB and other creditors at December 31, 2013 and 2012 with carrying values of $251.5 million and $253.6 million, respectively.
The following table summarizes the future contractual maturities of borrowed funds (excluding the remaining unamortized purchase accounting adjustments relating to the Rainier acquisition of $6.0 million) as of December 31, 2013:
(in thousands)

Year	Amount
2014	$—
2015	—
2016	190,016
2017	55,000
2018	—
Thereafter	495
Total borrowed funds	$245,511

The maximum amount outstanding from the FHLB under term advances at month end and the average balance outstanding during both 2013 and 2012 was $245.0 million. The average interest rate on the borrowings (excluding the accretion of purchase accounting adjustments) was 4.6% in 2013 and 2012. The FHLB requires the Bank to maintain a required level of investment in FHLB and sufficient collateral to qualify for notes. The Bank has pledged as collateral for these notes all FHLB stock, all funds on deposit with the FHLB, and its investments and commercial real estate portfolios, accounts, general intangibles, equipment and other property in which a security interest can be granted by the Bank to the FHLB.

Note 18 – Junior Subordinated Debentures

Following is information about the Company’s wholly-owned trusts (“Trusts”) as of December 31, 2013:

(dollars in thousands)

		Issued	Carrying		Effective
Trust Name	Issue Date	Amount	Value (1)	Rate (2)	Rate (3)	Maturity Date	Redemption Date
AT FAIR VALUE:
Umpqua Statutory Trust II	October 2002	$20,619	$14,791	Floating (4)	5.00%	October 2032	October 2007
Umpqua Statutory Trust III	October 2002	30,928	22,392	Floating (5)	5.10%	November 2032	November 2007
Umpqua Statutory Trust IV	December 2003	10,310	6,978	Floating (6)	4.57%	January 2034	January 2009
Umpqua Statutory Trust V	December 2003	10,310	6,957	Floating (6)	4.58%	March 2034	March 2009
Umpqua Master Trust I	August 2007	41,238	22,696	Floating (7)	2.89%	September 2037	September 2012
Umpqua Master Trust IB	September 2007	20,619	13,460	Floating (8)	4.58%	December 2037	December 2012
		134,024	87,274
AT AMORTIZED COST:
HB Capital Trust I	March 2000	5,310	6,218	10.875%	8.39%	March 2030	March 2010
Humboldt Bancorp Statutory Trust I	February 2001	5,155	5,819	10.200%	8.37%	February 2031	February 2011
Humboldt Bancorp Statutory Trust II	December 2001	10,310	11,271	Floating (9)	3.04%	December 2031	December 2006
Humboldt Bancorp Statutory Trust III	September 2003	27,836	30,344	Floating (10)	2.50%	September 2033	September 2008
CIB Capital Trust	November 2002	10,310	11,131	Floating (5)	3.02%	November 2032	November 2007
Western Sierra Statutory Trust I	July 2001	6,186	6,186	Floating (11)	3.82%	July 2031	July 2006
Western Sierra Statutory Trust II	December 2001	10,310	10,310	Floating (9)	3.84%	December 2031	December 2006
Western Sierra Statutory Trust III	September 2003	10,310	10,310	Floating (12)	3.14%	September 2033	September 2008
Western Sierra Statutory Trust IV	September 2003	10,310	10,310	Floating (12)	3.14%	September 2033	September 2008
		96,037	101,899
	Total	$230,061	$189,173

(1)
Includes purchase accounting adjustments, net of accumulated amortization, for junior subordinated debentures assumed in connection with previous mergers as well as fair value adjustments related to trusts recorded at fair value.

(2)	Contractual interest rate of junior subordinated debentures.

(3)	Effective interest rate based upon the carrying value as of December 31, 2013.

(4)	Rate based on LIBOR plus 3.35%, adjusted quarterly.

(5)	Rate based on LIBOR plus 3.45%, adjusted quarterly.

(6)	Rate based on LIBOR plus 2.85%, adjusted quarterly.

(7)	Rate based on LIBOR plus 1.35%, adjusted quarterly.

(8)	Rate based on LIBOR plus 2.75%, adjusted quarterly.

(9)	Rate based on LIBOR plus 3.60%, adjusted quarterly.

(10)	Rate based on LIBOR plus 2.95%, adjusted quarterly.

(11)	Rate based on LIBOR plus 3.58%, adjusted quarterly.

(12)	Rate based on LIBOR plus 2.90%, adjusted quarterly.

The Trusts are reflected as junior subordinated debentures in the Consolidated Balance Sheets.  The common stock issued by the Trusts is recorded in other assets in the Consolidated Balance Sheets, and totaled $6.9 million at December 31, 2013 and $7.2 million at December 31, 2012.

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

Additionally, the Company periodically utilizes an external valuation firm to determine or validate the reasonableness of the assessments of inputs and factors that ultimately determines the estimated fair value of these liabilities. The extent we involve or engage these external third parties correlates to management’s assessment of the current subordinated debt market, how the current environment and market compares to the preceding quarter, and perceived changes in the Company’s own creditworthiness during the quarter.  In periods of potential significant valuation changes and at year-end reporting periods we typically engage third parties to perform a full independent valuation of these liabilities.  For periods where management has assessed the market and other factors impacting the underlying valuation assumptions of these liabilities, and has determined significant changes to the valuation of these liabilities in the current period are remote, the scope of the valuation specialist’s review is limited to a review the reasonableness of management’s assessment of inputs. In the fourth quarter of 2013, the Company engaged an external valuation firm to prepare an independent valuation of our junior subordinated debentures measured at fair value and the results were consistent with the Company's valuation.

Absent changes to the significant inputs utilized in the discounted cash flow model used to measure the fair value of these instruments at each reporting period, the cumulative discount for each junior subordinated debenture will reverse over time, ultimately returning the carrying values of these instruments to their notional values at their expected redemption dates, in a manner similar to the effective yield method as if these instruments were accounted for under the amortized cost method.  This will result in recognizing losses on junior subordinated debentures carried at fair value on a quarterly basis within non-interest income.  For the years ended December 31, 2013, 2012 and 2011, we recorded loss of $2.2 million resulting from the change in fair value of the junior subordinated debentures recorded at fair value. Observable activity in the junior subordinated debenture and related markets in future periods may change the effective rate used to discount these liabilities, and could result in additional fair value adjustments (gains or losses on junior subordinated debentures measured at fair value) outside the expected periodic change in fair value had the fair value assumptions remained unchanged.

On July 2, 2013, the federal banking regulators approved the final rules that revise the regulatory capital rules to incorporate certain revisions by the Basel Committee on Banking Supervision to the Basel capital framework ("Basel III"). Under the final rule, consistent with Section 171 of the Dodd-Frank Act, bank holding companies with less than $15 billion assets as of December 31, 2009 will be grandfathered and may continue to include these instruments in Tier 1 capital, subject to certain restrictions. However, if an institution grows above $15 billion as a result of an acquisition, or organically grows above $15 billion and then makes an acquisition, the combined trust preferred issuances would be phased out of Tier 1 and into Tier 2 capital (75% in 2015 and 100% in 2016 and later). If the Company exceeds $15 billion in consolidated assets other than in an organic manner and these instruments no longer qualify as Tier 1 capital, it is possible the Company may accelerate redemption of the existing junior subordinated debentures.  This could result in adjustments to the fair value of these instruments including the acceleration of losses on junior subordinated debentures carried at fair value within non-interest income. The Company currently does not intend to redeem the junior subordinated debentures following the proposed merger in order to support regulatory total capital levels. At December 31, 2013, the Company's restricted core capital elements were 18.6% of total core capital, net of goodwill and any associated deferred tax liability.

Note 19 – Employee Benefit Plans

Employee Savings Plan-Substantially all of the Bank's and Umpqua Investments' employees are eligible to participate in the Umpqua Bank 401(k) and Profit Sharing Plan (the “Umpqua 401(k) Plan”), a defined contribution and profit sharing plan sponsored by the Company. Employees may elect to have a portion of their salary contributed to the plan in conformity with Section 401(k) of the Internal Revenue Code. At the discretion of the Company's Board of Directors, the Company may elect to make matching and/or profit sharing contributions to the Umpqua 401(k) Plan based on profits of the Bank. FinPac employees are also eligible to participate in a 401(k) Savings Plan (the "FinPac 401(k) Plan"). Under the provisions of the FinPac 401(k) Plan, employees may elect to have a portion of their salary contributed to the plan and FinPac elects to make a matching contribution. The FinPac 401(k) Plan also permits FinPac to make a discretionary profit-sharing match. The Company's contributions under both plans charged to expense amounted to $3.8 million, $3.0 million, and $2.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Supplemental Retirement Plan-The Company has established the Umpqua Holdings Corporation Deferred Compensation & Supplemental Retirement Plan (the “DC/SRP”), a nonqualified deferred compensation plan to help supplement the retirement income of certain highly compensated executives selected by resolution of the Company's Board of Directors. The DC/SRP has two components, a supplemental retirement plan (“SRP”) and a deferred compensation plan (“DCP”). The Company may make discretionary contributions to the SRP. For the years ended December 31, 2013, 2012 and 2011, the Company's matching contribution charged to expense for these supplemental plans totaled $123,000, $116,000, and $96,000, respectively. The SRP plan balances at December 31, 2013 and 2012 were $678,000 and $566,000, respectively, and are recorded in other liabilities. Under the DCP, eligible officers may elect to defer up to 50% of their salary into a plan account. The DCP plan balance was $2.1 million and $1.1 million at December 31, 2013 and 2012, respectively.

Salary Continuation Plans-The Bank sponsors various salary continuation plans for the CEO and certain retired employees. These plans are unfunded, and provide for the payment of a specified amount on a monthly basis for a specified period (generally 10 to 20 years) after retirement. In the event of a participant employee's death prior to or during retirement, the Bank is obligated to pay to the designated beneficiary the benefits set forth under the plan. At December 31, 2013 and 2012, liabilities recorded for the estimated present value of future salary continuation plan benefits totaled $19.0 million and $19.5 million, respectively, and are recorded in other liabilities. For the years ended December 31, 2013, 2012 and 2011, expense recorded for the salary continuation plan benefits totaled $849,000, $2.5 million, and $1.8 million, respectively.
Deferred Compensation Plans and Rabbi Trusts-The Bank from time to time adopts deferred compensation plans that provide certain key executives with the option to defer a portion of their compensation. In connection with prior acquisitions, the Bank assumed liability for certain deferred compensation plans for key employees, retired employees and directors. Subsequent to the effective date of the acquisitions, no additional contributions were made to these plans. At December 31, 2013 and 2012, liabilities recorded in connection with deferred compensation plan benefits totaled $1.9 million and $2.3 million, respectively, and are recorded in other liabilities.
The Bank has established and sponsors, for some deferred compensation plans assumed in connection with prior mergers, irrevocable trusts commonly referred to as “Rabbi Trusts.” The trust assets (generally cash and trading assets) are consolidated in the Company’s balance sheets and the associated liability (which equals the related asset balances) is included in other liabilities. The asset and liability balances related to these trusts as of December 31, 2013 and 2012 were $3.9 million and $2.9 million, respectively.
The Bank has purchased, or acquired through mergers, life insurance policies in connection with the implementation of certain executive supplemental income, salary continuation and deferred compensation retirement plans. These policies provide protection against the adverse financial effects that could result from the death of a key employee and provide tax-exempt income to offset expenses associated with the plans. It is the Bank’s intent to hold these policies as a long-term investment. However, there will be an income tax impact if the Bank chooses to surrender certain policies. Although the lives of individual current or former management-level employees are insured, the Bank is the owner and sole or partial beneficiary. At December 31, 2013 and 2012, the cash surrender value of these policies was $96.9 million and $93.8 million, respectively. At December 31, 2013 and 2012, the Bank also had liabilities for post-retirement benefits payable to other partial beneficiaries under some of these life insurance policies of $1.8 million and $1.9 million, respectively. The Bank is exposed to credit risk to the extent an insurance company is unable to fulfill its financial obligations under a policy. In order to mitigate this risk, the Bank uses a variety of insurance companies and regularly monitors their financial condition.

Note 20 – Commitments and Contingencies

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

Rent expense for the years ended December 31, 2013, 2012 and 2011 was $19.1 million, $17.3 million, and $16.6 million. Rent expense was offset by rent income for the years ended December 31, 2013, 2012 and 2011 of $785,000, $1.0 million and $1.0 million.

The following table sets forth, as of December 31, 2013, the future minimum lease payments under non-cancelable operating leases and future minimum income receivable under non-cancelable operating subleases:
(in thousands)

	Lease	Sublease
	Payments	Income
2014	$17,757	$578
2015	15,937	477
2016	13,774	311
2017	9,826	142
2018	7,570	46
Thereafter	22,938	—
Total	$87,802	$1,554

 Financial Instruments with Off-Balance-Sheet Risk — The Company's financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank's business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank's commitments and contingent liabilities:

(in thousands)

As of December 31, 2013
Commitments to extend credit	$1,606,910
Commitments to extend overdrafts	$207,389
Forward sales commitments	$152,500
Commitments to originate loans held for sale	$77,314
Standby letters of credit	$58,830

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including international trade finance, commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank was not required to perform on any financial guarantees and had $116,000 in recoveries and incurred $78,000 in losses in connection with standby letters of credit during the year ended December 31, 2013.  The Bank was not required to perform on any financial guarantees and incurred $2.2 million losses in connection with standby letters of credit during the  year ended December 31, 2012. The Bank was not required to perform on any financial guarantees but did incur losses of $110,000 in connection with standby letters of credit during the year ended December 31, 2011. At December 31, 2013, approximately $40.8 million of standby letters of credit expire within one year, and $18.0 million expire thereafter. Upon issuance, the Bank recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. Fees are recognized ratably over the term of the standby letter of credit. The estimated fair value of guarantees associated with standby letters of credit was $183,000 as of December 31, 2013.

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

Legal Proceedings—The Bank owns 468,659 shares of Class B common stock of Visa Inc. which are convertible into Class A common stock at a conversion ratio of 0.4206 per Class A share. As of December 31, 2013, the value of the Class A shares was $222.68 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Bank was $43.9 million as of December 31, 2013, and has not been reflected in the accompanying financial statements. The shares of Visa Inc. Class B common stock are restricted and may not be transferred. Visa member banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa Inc. may sell additional Class A shares and use the proceeds to settle litigation, thereby reducing the conversion ratio.  If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

On July 13, 2012, Visa, Inc. announced that it had entered into a memorandum of understanding obligating it to enter into a settlement agreement to resolve the multi-district interchange litigation brought by the class plaintiffs in the matter styled In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, Case No. 5-MD-1720 (JG) (JO) in the U.S. District Court for the Eastern District of New York. The claims originally were brought by a class of U.S. retailers in 2005.  The settlement was approved by the Court on December 13, 2013, and Visa’s share of the settlement to be paid is estimated at $4.4 billion.  The effect of this settlement on the value of the Bank’s Class B common stock is unknown at this time.

In the ordinary course of business, various claims and lawsuits are brought by and against the Company and its subsidiaries, including the Bank and Umpqua Investments. In the opinion of management, there is no pending or threatened proceeding in which an adverse decision could result in a material adverse change in the Company's consolidated financial condition or results of operations.

Concentrations of Credit Risk— The Bank grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington, California, and Nevada. In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 74% and 79% of the Bank’s non-covered loan and lease portfolio at December 31, 2013 and December 31, 2012.  Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary market areas in particular, could have an adverse impact on the repayment of these loans.  Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

Note 21 – Derivatives

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments.  Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position.  There were no counterparty default losses on forward contracts in 2013, 2012, and 2011.  Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At December 31, 2013, the Bank had commitments to originate mortgage loans held for sale totaling $77.3 million and forward sales commitments of $152.5 million.

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

The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of December 31, 2013, the Bank had 254 interest rate swaps with an aggregate notional amount of $1.3 billion related to this program. As of December 31, 2012, the Bank had 164 interest rate swaps with an aggregate notional amount of $912.0 million related to this program.

In connection with the interest rate swap program with commercial customers, the Bank has agreements with its derivative counterparties that contain a provision where if the Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Bank could also be declared in default on its derivative obligations. The Bank also has agreements with its derivative counterparties that contain a provision where if the Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations under the agreements. Similarly, the Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as if the Bank were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels. If the Bank had breached any of these provisions at December 31, 2013, it could have been required to settle its obligations under the agreements at the termination value.

As of December 31, 2013 and 2012, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $12.1 million and $21.8 million, respectively.  The Bank has collateral posting requirements for initial or variation margins with its clearing members and clearing houses and has been required to post collateral against its obligations under these agreements of $13.0 million and none as of December 31, 2013 and 2012, respectively.  The Bank also has minimum collateral posting thresholds with certain of its derivative counterparties, and has been required to post collateral against its obligations under these agreements of none and $22.5 million as of December 31, 2013 and 2012, respectively.

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

The following tables summarize the types of derivatives, separately by assets and liabilities, their locations on the Consolidated Balance Sheets, and the fair values of such derivatives as of December 31, 2013 and December 31, 2012:

(in thousands)

		Asset Derivatives		Liability Derivatives
Derivatives not designated	Balance Sheet	December 31,	December 31,	December 31,	December 31,
as hedging instrument	Location	2013	2012	2013	2012
Interest rate lock commitments	Other assets/Other liabilities	$706	$1,496	$—	$18
Interest rate forward sales commitments	Other assets/Other liabilities	1,250	133	6	905
Interest rate swaps	Other assets/Other liabilities	15,965	22,213	14,556	22,048
Total		$17,921	$23,842	$14,562	$22,971

The following table summarizes the types of derivatives, their locations within the Consolidated Statements of Income, and the gains (losses) recorded during the 2013, 2012, and 2011:

(in thousands)

Derivatives not designated	Income Statement	December 31,
as hedging instrument	Location	2013	2012	2011
Interest rate lock commitments	Mortgage banking revenue	$(772)	$(271)	$1,613
Interest rate forward sales commitments	Mortgage banking revenue	13,225	(21,281)	(10,579)
Interest rate swaps	Other income	1,243	336	(187)
Total		$13,696	$(21,216)	$(9,153)

As of December 31, 2013 and 2012, the net CVA increased the settlement values of the Bank’s net derivative assets by $1.4 million and decreased the settlement values of the Bank's net derivative assets by $45,000, respectively. The gains (losses) above on the interest rate swaps relate to CVAs. Various factors impact changes in the CVA over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

The following table summarizes the offsetting derivatives assets that have a right of offset as of December 31, 2013 and December 31, 2012:

(in thousands)

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/Liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
December 31, 2013
Derivative Assets
Interest rate swaps	$15,965	$—	$15,965	$(4,852)	$(2,207)	$8,906
Derivative Liabilities
Interest rate swaps	$14,556	$—	$14,556	$(4,852)	$(9,704)	$—

December 31, 2012
Derivative Assets
Interest rate swaps	$22,213	$—	$22,213	$(16)	$—	$22,197
Derivative Liabilities
Interest rate swaps	$22,048	$—	$22,048	$(16)	$(22,032)	$—

Note 22 – Stock Compensation and Share Repurchase Plan

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

Stock Options
The following table summarizes information about stock option activity for the years ended December 31, 2013, 2012 and 2011:

(shares in thousands)

	2013		2012		2011

	Options	Weighted-Avg	Options	Weighted-Avg	Options	Weighted-Avg
	Outstanding	Exercise Price	Outstanding	Exercise Price	Outstanding	Exercise Price
Balance, beginning of period	1,850	$15.37	2,151	$14.48	2,067	$14.82
Granted	—	$—	20	$11.98	237	$11.01
Exercised	(515)	$12.42	(174)	$5.63	(40)	$7.67
Forfeited/expired	(354)	$17.46	(147)	$13.45	(113)	$15.72
Balance, end of period	981	$16.17	1,850	$15.37	2,151	$14.48
Options exercisable, end of period	627	$18.86	1,263	$17.11	1,334	$16.13

The following table summarizes information about outstanding stock options issued under all plans as of December 31, 2013:
(shares in thousands)

	Options Outstanding			Options Exercisable
		Weighted Avg.
		Remaining
Range of	Options	Contractual Life	Weighted Avg.	Options	Weighted Avg.
Exercise Prices	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price
$4.58 to $10.97	277	6.4	$10.38	64	$8.96
$11.53 to $12.87	252	6.2	$12.05	121	$11.93
$13.45 to $23.49	299	2.3	$20.09	289	$20.32
$24.25 to $28.425	153	1.9	$25.77	153	$25.77
	981	4.4	$16.17	627	$18.86

The compensation cost related to stock options, including costs related to unvested options assumed in connection with acquisitions, that has been charged against income (included in salaries and employee benefits) was $778,000, $1.1 million, and $1.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The total income tax benefit recognized in the income statement related to stock options was $311,000, $448,000, and $463,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

The total intrinsic value (which is the amount by which the stock price exceeds the exercise price) of both options outstanding and options exercisable as of December 31, 2013, was $4.7 million and $1.9 million, respectively.

The weighted average remaining contractual term of options exercisable was 3.0 years as of December 31, 2013.
The total intrinsic value of options exercised was $2.3 million, $1.2 million, and $147,000, in the years ended December 31, 2013, 2012 and 2011, respectively.
During the years ended December 31, 2013, 2012 and 2011, the amount of cash received from the exercise of stock options was $159,000, $831,000, and $230,000 and total consideration was $6.4 million, $981,000, and $309,000, respectively.
As of December 31, 2013, there was $640,000 of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a weighted-average period of 0.6 years.
Restricted Shares
The Company grants restricted stock periodically for the benefit of employees and directors. Restricted shares issued prior to 2011 generally vest on an annual basis over five years. Restricted shares issued since 2011 generally vest over a three years period, subject to time or time plus performance vesting conditions.  The following table summarizes information about nonvested restricted share activity at December 31, 2013:

(shares in thousands)

	2013		2012		2011
		Weighted		Weighted		Weighted
	Restricted	Average Grant	Restricted	Average Grant	Restricted	Average Grant
	Shares Outstanding	Date Fair Value	Shares Outstanding	Date Fair Value	Shares Outstanding	Date Fair Value
Balance, beginning of period	763	$12.39	585	$12.98	401	$15.29
Granted	467	$13.04	369	$11.80	282	$11.02
Released	(153)	$12.17	(147)	$13.50	(82)	$17.58
Forfeited/expired	(85)	$11.74	(44)	$11.52	(16)	$12.91
Balance, end of period	992	$12.79	763	$12.39	585	$12.98

The compensation cost related to restricted stock awards that has been charged against income (included in salaries and employee benefits) was $3.7 million, $2.7 million, and $2.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The total income tax benefit recognized in the income statement related to restricted stock awards was $1.5 million, $1.1 million, and $899,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

The total fair value of restricted shares vested was $2.0 million, $1.9 million, and $919,000, for the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013, there was $6.4 million of total unrecognized compensation cost related to nonvested restricted stock awards which is expected to be recognized over a weighted-average period of 1.4 years.

Restricted Stock Units
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

The following table summarizes information about nonvested restricted shares outstanding at December 31:

(shares in thousands)

	2013		2012		2011
		Weighted		Weighted		Weighted
	Restricted	Average	Restricted	Average	Restricted	Average
	Stock Units	Grant Date	Stock Units	Grant Date	Stock Units	Grant Date
	Outstanding	Fair Value	Outstanding	Fair Value	Outstanding	Fair Value
Balance, beginning of period	130	$10.41	219	$9.17	225	$11.13
Granted	—	$—	25	$10.39	105	$10.42
Released	—	$—	—	$—	(63)	$14.33
Forfeited/expired	(35)	$10.42	(114)	$8.01	(48)	$14.33
Balance, end of period	95	$10.41	130	$10.41	219	$9.17

The compensation cost related to restricted stock units that has been charged against income (included in salaries and employee benefits) was $144,000, $237,000, and $391,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

The total income tax benefit recognized in the income statement related to restricted stock units was $58,000, $95,000 and $156,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

The total fair value of restricted stock units vested and released was none for the years ended December 31, 2013 and 2012 and $677,000 for the year ended December 31, 2011.

As of December 31, 2013, there was $105,000 of total unrecognized compensation cost related to nonvested restricted stock units which is expected to be recognized over a weighted-average period of 0.4 years, assuming the current expectation of performance conditions are met.

For the years ended December 31, 2013, 2012 and 2011, the Company received income tax benefits of $1.7 million, $1.2 million, and $694,000, respectively, related to the exercise of non-qualified employee stock options, disqualifying dispositions in the exercise of incentive stock options, the vesting of restricted shares and the vesting of restricted stock units.

For the years ended December 31, 2013, 2012 and 2011, the Company had a net tax benefit of $148,000 and net tax deficiencies (tax deficiency resulting from tax deductions less than the compensation cost recognized) of $59,000 and $261,000, respectively. Only cash flows from gross excess tax benefits are classified as financing cash flows.

Share Repurchase Plan- The Company’s share repurchase plan, which was first approved by the Board and announced in August 2003, was amended on September 29, 2011 to increase the number of common shares available for repurchase under the plan to 15 million shares. In April 2013, the repurchase program was extended to run through June 2015. As of December 31, 2013, a total of 12.0 million shares remained available for repurchase. The Company repurchased 98,027 shares under the repurchase plan in 2013, 512,280 shares under the repurchase plan in 2012 and 2.5 million shares in 2011. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan.

We also have certain stock option and restricted stock plans which provide for the payment of the option exercise price or withholding taxes by tendering previously owned or recently vested shares. During the years ended December 31, 2013 and 2012, there were 438,000 and 38,000 shares tendered in connection with option exercises, respectively. Restricted shares cancelled to pay withholding taxes totaled 49,000 and 46,000 shares during the years ended December 31, 2013 and 2012, respectively. There were no restricted stock units cancelled to pay withholding taxes for the years ended December 31, 2013 and 2012.

Note 23 – Regulatory Capital

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2013, that the Company meets all capital adequacy requirements to which it is subject.
The Company's capital amounts and ratios as of December 31, 2013 and December 31, 2012 are presented in the following table:
(dollars in thousands)

			For Capital		To be Well
	Actual		Adequacy purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013
Total Capital
(to Risk Weighted Assets)
Consolidated	$1,279,586	14.66%	$698,273	8.00%	$872,842	10.00%
Umpqua Bank	$1,177,782	13.51%	$697,428	8.00%	$871,785	10.00%
Tier 1 Capital
(to Risk Weighted Assets)
Consolidated	$1,183,061	13.56%	$348,986	4.00%	$523,478	6.00%
Umpqua Bank	$1,081,282	12.40%	$348,801	4.00%	$523,201	6.00%
Tier 1 Capital
(to Average Assets)
Consolidated	$1,183,061	10.90%	$434,151	4.00%	$542,689	5.00%
Umpqua Bank	$1,081,282	9.97%	$433,814	4.00%	$542,268	5.00%
As of December 31, 2012
Total Capital
(to Risk Weighted Assets)
Consolidated	$1,357,206	16.52%	$657,243	8.00%	$821,553	10.00%
Umpqua Bank	$1,234,010	15.03%	$656,825	8.00%	$821,031	10.00%
Tier 1 Capital
(to Risk Weighted Assets)
Consolidated	$1,254,514	15.27%	$328,622	4.00%	$492,933	6.00%
Umpqua Bank	$1,131,373	13.78%	$328,410	4.00%	$492,615	6.00%
Tier 1 Capital
(to Average Assets)
Consolidated	$1,254,514	11.44%	$438,641	4.00%	$548,302	5.00%
Umpqua Bank	$1,131,373	10.32%	$438,517	4.00%	$548,146	5.00%

The Company is a registered financial holding company under the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”), and is subject to the supervision of, and regulation by, the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank is an Oregon state chartered bank with deposits insured by the Federal Deposit Insurance Corporation (“FDIC”), and is subject to the supervision and regulation of the Director of the Oregon Department of Consumer and Business Services, administered through the Division of Finance and Corporate Securities, and to the supervision and regulation of the California Department of Financial Institutions, the Washington Department of Financial Institutions and the FDIC. As of December 31, 2013 , the most recent notification from the FDIC categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. The Company is not subject to the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's regulatory capital category.
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

Also, if an institution grows above $15 billion as a result of an acquisition, or organically grows above $15 billion and then makes an acquisition, the combined trust preferred security debt issuances would be phased out of Tier 1 and into Tier 2 capital (75% in 2015 and 100% in 2016). It is possible the Company may accelerate redemption of the existing junior subordinated debentures.  This could result in adjustments to the fair value of these instruments including the acceleration of losses on junior subordinated debentures carried at fair value within non-interest income. The Company currently does not intend to redeem the junior subordinated debentures following the proposed merger in order to support regulatory total capital levels.

The final rules also provide for a number of adjustments to and deductions from the new CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under Basel III, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including the Company and the Bank, may make a one-time permanent election to continue to exclude these items. The Company and Bank expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Company's securities portfolio. In addition, deductions include, for example, the requirement that mortgage servicing rights, certain deferred tax assets not dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. The Company and the Bank are currently evaluating the provisions of the final rules and expected impact.

Note 24 – Fair Value Measurement

The following table presents estimated fair values of the Company’s financial instruments as of December 31, 2013 and December 31, 2012, whether or not recognized or recorded at fair value in the Consolidated Balance Sheets:

(in thousands)

	December 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
FINANCIAL ASSETS:
Cash and cash equivalents	$790,423	$790,423	$543,787	$543,787
Trading securities	5,958	5,958	3,747	3,747
Securities available for sale	1,790,978	1,790,978	2,625,229	2,625,229
Securities held to maturity	5,563	5,874	4,541	4,732
Loans held for sale, at fair value	104,664	104,664	320,132	320,132
Non-covered loans and leases, net	7,269,089	7,250,596	6,595,689	6,652,179
Covered loans, net	363,992	409,555	477,078	543,628
Restricted equity securities	30,685	30,685	33,443	33,443
Mortgage servicing rights	47,765	47,765	27,428	27,428
Bank owned life insurance assets	96,938	96,938	93,831	93,831
FDIC indemnification asset	23,174	6,001	52,798	18,714
Derivatives	17,921	17,921	23,842	23,842
Visa Class B common stock	—	41,700	—	28,385
FINANCIAL LIABILITIES:
Deposits	$9,117,660	$9,125,832	$9,379,275	$9,396,646
Securities sold under agreements to repurchase	224,882	224,882	137,075	137,075
Term debt	251,494	270,004	253,605	289,404
Junior subordinated debentures, at fair value	87,274	87,274	85,081	85,081
Junior subordinated debentures, at amortized cost	101,899	72,009	110,985	78,529
Derivatives	14,562	14,562	22,971	22,971

Fair Value of Assets and Liabilities Not Measured at Fair Value

The following table presents information about the level in the fair value hierarchy for the Company’s assets and liabilities that are not measured at fair value as of December 31, 2013 and December 31, 2012:

(in thousands)

	December 31, 2013
Description	Total	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$790,423	$790,423	$—	$—
Securities held to maturity	5,958	—	—	5,958
Non-covered loans and leases, net	7,250,596	—	—	7,250,596
Covered loans, net	409,555	—	—	409,555
Restricted equity securities	30,685	30,685	—	—
Bank owned life insurance assets	96,938	96,938	—	—
FDIC indemnification asset	6,001	—	—	6,001
Visa Class B common stock	41,700	—	—	41,700
LIABILITIES
Deposits
Non-maturity deposits	$7,580,192	$7,580,192	$—	$—
Deposits with stated maturities	1,545,640	—	1,545,640	—
Securities sold under agreements to repurchase	224,882	—	224,882	—
Term debt	270,004	—	270,004	—
Junior subordinated debentures, at amortized cost	72,009	—	—	72,009

(in thousands)

	December 31, 2012
Description	Total	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$543,787	$543,787	$—	$—
Securities held to maturity	4,732	—	—	4,732
Non-covered loans and leases, net	6,652,179	—	—	6,652,179
Covered loans, net	543,628	—	—	543,628
Restricted equity securities	33,443	33,443	—	—
Bank owned life insurance assets	93,831	93,831	—	—
FDIC indemnification asset	18,714	—	—	18,714
Visa Class B common stock	28,385	—	—	28,385
LIABILITIES
Deposits
Non-maturity deposits	$7,376,288	$7,376,288	$—	$—
Deposits with stated maturities	2,020,358	—	2,020,358	—
Securities sold under agreements to repurchase	137,075	—	137,075	—
Term debt	289,404	—	289,404	—
Junior subordinated debentures, at amortized cost	78,529	—	—	78,529

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and December 31, 2012:

(in thousands)

	December 31, 2013
Description	Total	Level 1	Level 2	Level 3
Trading securities
Obligations of states and political subdivisions	$2,366	$—	$2,366	$—
Equity securities	3,498	3,498	—	—
Other investments securities(1)	94	—	94	—
Available for sale securities
U.S. Treasury and agencies	268	—	268	—
Obligations of states and political subdivisions	235,205	—	235,205	—
Residential mortgage-backed securities and
collateralized mortgage obligations	1,553,541	—	1,553,541	—
Other debt securities	—	—	—	—
Investments in mutual funds and other equity securities	1,964	—	1,964	—
Loans held for sale, at fair value	104,664		104,664
Mortgage servicing rights, at fair value	47,765	—	—	47,765
Derivatives
Interest rate lock commitments	706	—	—	706
Interest rate forward sales commitments	1,250	—	1,250	—
Interest rate swaps	15,965	—	15,965	—
Total assets measured at fair value	$1,967,286	$3,498	$1,915,317	$48,471
Junior subordinated debentures, at fair value	$87,274	$—	$—	$87,274
Derivatives
Interest rate lock commitments	—	—	—	—
Interest rate forward sales commitments	6	—	6	—
Interest rate swaps	14,556	—	14,556	—
Total liabilities measured at fair value	$101,836	$—	$14,562	$87,274

(in thousands)

	December 31, 2012
Description	Total	Level 1	Level 2	Level 3
Trading securities
Obligations of states and political subdivisions	$1,216	$—	$1,216	$—
Equity securities	2,408	2,408	—	—
Other investments securities(1)	123	—	123	—
Available for sale securities
U.S. Treasury and agencies	45,820	—	45,820	—
Obligations of states and political subdivisions	263,725	—	263,725	—
Residential mortgage-backed securities and
collateralized mortgage obligations	2,313,376	—	2,313,376	—
Other debt securities	222	—	222	—
Investments in mutual funds and other equity securities	2,086	—	2,086	—
Loans held for sale, at fair value	320,132		320,132
Mortgage servicing rights, at fair value	27,428	—	—	27,428
Derivatives
Interest rate lock commitments	1,496	—	—	1,496
Interest rate forward sales commitments	133	—	133	—
Interest rate swaps	22,213	—	22,213	—
Total assets measured at fair value	$3,000,378	$2,408	$2,969,046	$28,924
Junior subordinated debentures, at fair value	$85,081	$—	$—	$85,081
Derivatives
Interest rate lock commitments	18	—	—	18
Interest rate forward sales commitments	905	—	905	—
Interest rate swaps	22,048	—	22,048	—
Total liabilities measured at fair value	$108,052	$—	$22,953	$85,099

(1)	Principally represents U.S. Treasury and agencies or residential mortgage-backed securities issued or guaranteed by governmental agencies.

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

Non-covered Loans and Leases - Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, including commercial, real estate and consumer loans. Each loan category is further segregated by fixed and adjustable rate loans. The fair value of loans is calculated by discounting expected cash flows at rates which similar loans are currently being made. These amounts are discounted further by embedded probable losses expected to be realized in the portfolio.

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

Mortgage Servicing Rights - The fair value of mortgage servicing rights is estimated using a discounted cash flow model.  Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income net of servicing costs. This model is periodically validated by an independent external model validation group. The model assumptions and the MSR fair value estimates are also compared to observable trades of similar portfolios as well as to MSR broker valuations and industry surveys, as available. Due to the limited observability of all significant inputs utilized in the valuation model, particularly the discount rate and projected constant prepayment rate, and how changes in these assumptions could potentially impact the ending valuation of this asset, as well as the lack of readily available quotes or observable trades of similar assets in the current period, we classify this as a Level 3 fair value measure. Management believes the significant inputs utilized are indicative of those that would be used by market participants.

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

Derivative Instruments - The fair value of the interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate.  The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. The fair value of the interest rate swaps is determined using a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the CVA associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2013, the Bank has assessed the significance of the impact of the CVA on the overall valuation of its interest rate swap positions and has determined that the CVA are not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, significant unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at December 31, 2013:

(in thousands)

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average (Range)
Mortgage servicing rights	Discounted cash flow
		Constant Prepayment Rate	12.74%
		Discount Rate	8.69%
Interest rate lock commitment	Internal Pricing Model
		Pull-through rate	80.9%
Junior subordinated debentures	Discounted cash flow
		Credit Spread	6.53%

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

Management believes that the credit risk adjusted spread utilized in the fair value measurement of the junior subordinated debentures carried at fair value is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt, and not as a result of changes to our entity-specific credit risk. The widening of the credit risk adjusted spread above the Company’s contractual spreads has primarily contributed to the positive fair value adjustments.  Future contractions in the credit risk adjusted spread relative to the spread currently utilized to measure the Company’s junior subordinated debentures at fair value as of December 31, 2013, or the passage of time, will result in negative fair value adjustments.  Generally, an increase in the credit risk adjusted spread and/or a decrease in the three month LIBOR swap curve will result in positive fair value adjustments (and decrease the fair value measurement).  Conversely, a decrease in the credit risk adjusted spread and/or an increase in the three month LIBOR swap curve will result in negative fair value adjustments (and increase the fair value measurement).

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2013 and 2012.

(in thousands)

	Beginning Balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending Balance	Net change in unrealized gains or (losses) relating to items held at end of period
2013
Mortgage servicing rights, at fair value	$27,428	$2,374	$17,963	$—	$47,765	$2,376
Interest rate lock commitment	1,478	(1,478)	62,560	(61,854)	706	706
Junior subordinated debentures, at fair value	85,081	6,090	—	(3,897)	87,274	6,090

2012
Mortgage servicing rights, at fair value	$18,184	$(8,466)	$17,710	$—	$27,428	$(3,778)
Interest rate lock commitment	1,749	(1,749)	111,473	(109,995)	1,478	1,478
Junior subordinated debentures, at fair value	82,905	6,350	—	(4,174)	85,081	6,350

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

(in thousands)

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Non-covered loans and leases	$20,421	$—	$—	$20,421
Non-covered other real estate owned	1,986	—	—	1,986
Covered other real estate owned	2,770	—	—	2,770
	$25,177	$—	$—	$25,177

(in thousands)

	December 31, 2012
	Total	Level 1	Level 2	Level 3
Investment securities, held to maturity
Residential mortgage-backed securities
and collateralized mortgage obligations	$432	$—	$—	$432
Non-covered loans and leases	34,007	—	—	34,007
Non-covered other real estate owned	4,671	—	—	4,671
Covered other real estate owned	8,957	—	—	8,957
	$48,067	$—	$—	$48,067

The following table presents the losses resulting from nonrecurring fair value adjustments for the years ended December 31, 2013, 2012 and 2011:

(in thousands)

	2013	2012	2011
Investment securities, held to maturity
Residential mortgage-backed securities
and collateralized mortgage obligations	$—	$155	$359
Non-covered loans and leases	27,171	37,897	51,883
Non-covered other real estate owned	1,448	6,896	8,947
Covered other real estate owned	712	4,646	8,709
Total loss from nonrecurring measurements	$29,331	$49,594	$69,898

The following provides a description of the valuation technique and inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at December 31, 2013. Unobservable inputs and qualitative information about the unobservable inputs, as required by ASC 820-10-50-2-bbb, are not presented as the fair value is determined by third-party information.

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

Fair Value Option
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale accounted for under the fair value option as of December 31, 2013 and December 31, 2012:

(in thousands)

	December 31, 2013			December 31, 2012
			Fair Value			Fair Value
		Aggregate	Less Aggregate		Aggregate	Less Aggregate
		Unpaid	Unpaid		Unpaid	Unpaid
	Fair	Principal	Principal	Fair	Principal	Principal
	Value	Balance	Balance	Value	Balance	Balance
Loans held for sale	$104,664	$101,795	$2,869	$320,132	$302,760	$17,372

Loans held for sale accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported as a component of mortgage banking revenue, net in the Consolidated Statements of Income. For the years ended December 31, 2013, 2012 and 2011 the Company recorded a net decrease of $14.5 million, a net increase of $14.0 million, and a net increase of $3.4 million, respectively, representing the change in fair value reflected in earnings.

There were no nonaccrual mortgage loans held for sale or mortgage loans held for sale 90 days or more past due and still accruing interest as of December 31, 2013 and December 31, 2012, respectively.
Note 25 – Earnings Per Common Share

The following is a computation of basic and diluted earnings per common share for the years ended December 31, 2013, 2012 and 2011:

(in thousands, except per share data)

	2013	2012	2011
NUMERATORS:
Net income	$98,361	$101,891	$74,496
Less:
Dividends and undistributed earnings allocated to participating securities (1)	788	682	356
Net earnings available to common shareholders	$97,573	$101,209	$74,140
DENOMINATORS:
Weighted average number of common shares outstanding - basic	111,938	111,935	114,220
Effect of potentially dilutive common shares (2)	238	216	189
Weighted average number of common shares outstanding - diluted	112,176	112,151	114,409
EARNINGS PER COMMON SHARE:
Basic	$0.87	$0.90	$0.65
Diluted	$0.87	$0.90	$0.65

(1)	Represents dividends paid and undistributed earnings allocated to nonvested restricted stock awards.

(2)	Represents the effect of the assumed exercise of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units, based on the treasury stock method.

The following table presents the weighted average outstanding securities that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive for the years ended December 31, 2013, 2012 and 2011.

(in thousands)

	2013	2012	2011
Stock options	669	1,306	1,815

Note 26 – Segment Information

The Company operates three primary segments: Community Banking, Home Lending and Wealth Management. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and retail customers in its primary market areas. As of December 31, 2013, the Community Banking segment operated 206 locations throughout Oregon, California, Washington, and Nevada.

The Home Lending segment, which operates as a division of the Bank, originates, sells and services residential mortgage loans.

The Wealth Management segment consists of the operations of Umpqua Investments, which offers a full range of retail brokerage and investment advisory services and products to its clients who consist primarily of individual investors, and Umpqua Private Bank, which serves high net worth individuals with liquid investable assets and provides customized financial solutions and offerings. The Company accounts for intercompany fees and services between Umpqua Investments and the Bank at estimated fair value according to regulatory requirements for services provided.  Intercompany items relate primarily to management services, referral fees and deposit rebates.

Summarized financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

Year Ended December 31, 2013
(in thousands)

	Community	Wealth	Home
	Banking	Management	Lending	Consolidated
Interest income	$406,099	$14,755	$21,992	$442,846
Interest expense	34,636	731	2,514	37,881
Net interest income	371,463	14,024	19,478	404,965
Provision for non-covered loan and lease losses	16,829	—	—	16,829
Recapture of provision for covered loan losses	(6,113)	—	—	(6,113)
Non-interest income	26,440	15,662	79,339	121,441
Non-interest expense	308,894	16,849	38,918	364,661
Income before income taxes	78,293	12,837	59,899	151,029
Provision for income taxes	23,544	5,164	23,960	52,668
Net income	54,749	7,673	35,939	98,361
Dividends and undistributed earnings allocated
to participating securities	788	—	—	788
Net earnings available to common shareholders	$53,961	$7,673	$35,939	$97,573

Total assets	$10,822,990	$126,060	$687,062	$11,636,112
Total loans and leases (covered and non-covered)	$7,076,279	$110,087	$532,029	$7,718,395
Total deposits	$8,734,175	$356,784	$26,701	$9,117,660

Year Ended December 31, 2012
(in thousands)

	Community	Wealth	Home
	Banking	Management	Lending	Consolidated
Interest income	$420,622	$15,192	$20,271	$456,085
Interest expense	45,240	865	2,744	48,849
Net interest income	375,382	14,327	17,527	407,236
Provision for non-covered loan and lease losses	21,796	—	—	21,796
Provision for covered loan losses	7,405	—	—	7,405
Non-interest income	38,272	13,759	84,798	136,829
Non-interest expense	307,089	15,108	37,455	359,652
Income before income taxes	77,364	12,978	64,870	155,212
Provision for income taxes	22,202	5,171	25,948	53,321
Net income	55,162	7,807	38,922	101,891
Dividends and undistributed earnings allocated
to participating securities	682	—	—	682
Net earnings available to common shareholders	$54,480	$7,807	$38,922	$101,209

Total assets	$10,984,996	$90,370	$720,077	$11,795,443
Total loans and leases (covered and non-covered)	$6,713,792	$74,132	$370,234	$7,158,158
Total deposits	$8,968,867	$382,033	$28,375	$9,379,275

Year Ended December 31, 2011
(in thousands)

	Community	Wealth	Home
	Banking	Management	Lending	Consolidated
Interest income	$474,167	$13,362	$14,224	$501,753
Interest expense	68,751	2,067	2,483	73,301
Net interest income	405,416	11,295	11,741	428,452
Provision for non-covered loan and lease losses	46,220	—	—	46,220
Provision for covered loan losses	16,141	—	—	16,141
Non-interest income	43,282	13,963	26,873	84,118
Non-interest expense	302,883	15,630	20,458	338,971
Income before income taxes	83,454	9,628	18,156	111,238
Provision for income taxes	26,023	3,457	7,262	36,742
Net income	57,431	6,171	10,894	74,496
Dividends and undistributed earnings allocated
to participating securities	356	—	—	356
Net earnings available to common shareholders	$57,075	$6,171	$10,894	$74,140

Total assets	$11,086,493	$53,044	$423,321	$11,562,858
Total loans and leases (covered and non-covered)	$6,171,368	$38,810	$300,371	$6,510,549
Total deposits	$8,830,353	$390,992	$15,345	$9,236,690

Note 27 – Related Party Transactions

In the ordinary course of business, the Bank has made loans to its directors and executive officers (and their associated and affiliated companies). All such loans have been made on the same terms as those prevailing at the time of origination to other borrowers.
The following table presents a summary of aggregate activity involving related party borrowers for the years ended December 31, 2013, 2012 and 2011:
(in thousands)

	2013	2012	2011
Loans outstanding at beginning of year	$12,272	$12,245	$9,264
New loans and advances	3,584	2,697	10,041
Less loan repayments	(2,213)	(2,113)	(7,060)
Reclassification (1)	(336)	(557)	—
Loans outstanding at end of year	$13,307	$12,272	$12,245
(1) Represents loans that were once considered related party but are no longer considered related party, or loans that were not related party that subsequently became related party loans.

At December 31, 2013 and 2012 deposits of related parties amounted to $15.3 million and $16.3 million, respectively.
Note 28 – Parent Company Financial Statements

Condensed Balance Sheets
December 31,
(in thousands)

	2013	2012
ASSETS
Non-interest bearing deposits with subsidiary banks	$72,679	$82,383
Investments in:
Bank subsidiary	1,847,168	1,829,305
Nonbank subsidiaries	29,193	25,308
Other assets	1,590	1,498
Total assets	$1,950,630	$1,938,494

LIABILITIES AND SHAREHOLDERS' EQUITY
Payable to bank subsidiary	$93	$49
Other liabilities	33,938	18,340
Junior subordinated debentures, at fair value	87,274	85,081
Junior subordinated debentures, at amortized cost	101,899	110,985
Total liabilities	223,204	214,455
Shareholders' equity	1,727,426	1,724,039
Total liabilities and shareholders' equity	$1,950,630	$1,938,494

Condensed Statements of Income
Year Ended December 31,
(in thousands)

	2013	2012	2011
INCOME
Dividends from subsidiaries	$62,241	$78,755	$17,743
Other income	(2,321)	(2,174)	(2,127)
Total income	59,920	76,581	15,616

EXPENSES
Management fees paid to subsidiaries	501	459	469
Other expenses	8,885	9,189	9,072
Total expenses	9,386	9,648	9,541

Income before income tax benefit and equity in undistributed
earnings of subsidiaries	50,534	66,933	6,075
Income tax benefit	(4,446)	(4,904)	(4,325)
Net income before equity in undistributed earnings of subsidiaries	54,980	71,837	10,400
Equity in undistributed earnings of subsidiaries	43,381	30,054	64,096
Net income	98,361	101,891	74,496
Dividends and undistributed earnings allocated to participating securities	788	682	356
Net earnings available to common shareholders	$97,573	$101,209	$74,140

Condensed Statements of Cash Flows
Year Ended December 31,
(in thousands)

	2013	2012	2011
OPERATING ACTIVITIES:
Net income	$98,361	$101,891	$74,496
Adjustment to reconcile net income to net cash
provided by operating activities:
Equity in undistributed earnings of subsidiaries	(43,381)	(30,054)	(64,096)
Depreciation, amortization and accretion	(322)	(322)	(322)
Change in fair value of junior subordinated debentures	2,193	2,182	2,217
Net (increase) decrease in other assets	(92)	4,925	(3,933)
Net (decrease) increase in other liabilities	(1,361)	(1,184)	3,736
Net cash provided by operating activities	55,398	77,438	12,098

INVESTING ACTIVITIES:
Investment in subsidiaries	(2,928)	(24,970)	(3,668)
Acquisitions	—	419	—
Net decrease in receivables from nonbank subsidiaries	—	—	8
Net cash used by investing activities	(2,928)	(24,551)	(3,660)

FINANCING ACTIVITIES:
Net (decrease) increase in payables to subsidiaries	(8,448)	17	7
Dividends paid on common stock	(50,767)	(46,201)	(25,317)
Stock repurchased	(9,356)	(7,433)	(29,754)
Proceeds from exercise of stock options	6,397	980	309
Net cash used by financing activities	(62,174)	(52,637)	(54,755)

Change in cash and cash equivalents	(9,704)	250	(46,317)
Cash and cash equivalents, beginning of year	82,383	82,133	128,450
Cash and cash equivalents, end of year	$72,679	$82,383	$82,133

Note 29 – Quarterly Financial Information (Unaudited)

The following tables present the summary results for the eight quarters ending December 31, 2013:
(in thousands, except per share information)

	2013
					Four
	December 31	September 30	June 30	March 31	Quarters
Interest income	$118,538	$115,960	$104,015	$104,333	$442,846
Interest expense	8,464	9,151	10,122	10,144	37,881
Net interest income	110,074	106,809	93,893	94,189	404,965
Provision for non-covered loan and lease losses	3,840	3,008	2,993	6,988	16,829
(Recapture of) provision for covered loan and lease losses	(1,369)	(1,904)	(3,072)	232	(6,113)
Non-interest income	26,785	26,144	34,497	34,015	121,441
Non-interest expense	95,364	95,604	87,931	85,762	364,661
Income before provision for income taxes	39,024	36,245	40,538	35,222	151,029
Provision for income taxes	13,754	12,768	14,285	11,861	52,668
Net income	25,270	23,477	26,253	23,361	98,361
Dividends and undistributed earnings allocated
to participating securities	212	196	197	183	788
Net earnings available to common shareholders	$25,058	$23,281	$26,056	$23,178	$97,573

Basic earnings per common share	$0.22	$0.21	$0.23	$0.21
Diluted earnings per common share	$0.22	$0.21	$0.23	$0.21
Cash dividends declared per common share	$0.15	$0.15	$0.20	$0.10

(in thousands, except per share information)

	2012
					Four
	December 31	September 30	June 30	March 31	Quarters
Interest income	$112,741	$114,108	$113,594	$115,642	$456,085
Interest expense	10,912	12,068	12,582	13,287	48,849
Net interest income	101,829	102,040	101,012	102,355	407,236
Provision for non-covered loan and lease losses	4,913	7,078	6,638	3,167	21,796
Provision for (recapture of) covered loan and lease losses	3,103	2,927	1,406	(31)	7,405
Non-interest income	46,987	33,679	28,926	27,237	136,829
Non-interest expense	98,046	86,974	86,936	87,696	359,652
Income before provision for income taxes	42,754	38,740	34,958	38,760	155,212
Provision for income taxes	14,796	13,587	11,681	13,257	53,321
Net income	27,958	25,153	23,277	25,503	101,891
Dividends and undistributed earnings allocated
to participating securities	183	170	162	167	682
Net earnings available to common shareholders	$27,775	$24,983	$23,115	$25,336	$101,209

Basic earnings per common share	$0.25	$0.22	$0.21	$0.23
Diluted earnings per common share	$0.25	$0.22	$0.21	$0.23
Cash dividends declared per common share	$0.09	$0.09	$0.09	$0.07

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.
On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. As of December 31, 2013, our management, including our Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer, concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.
Although we change and improve our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the fourth quarter 2013 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on our assessment and those criteria, we believe that, as of December 31, 2013, the Company maintained effective internal control over financial reporting.
The Company's registered public accounting firm has audited the Company’s consolidated financial statements and the effectiveness of our internal control over financial reporting as of and for the year ended December 31, 2013 that are included in this annual report and issued their Report of Independent Registered Public Accounting Firm, appearing under Item 8. The attestation report expresses an unqualified opinion on the effectiveness of the Company's internal controls over financial reporting as of December 31, 2013.
February 14, 2014

ITEM 9B. OTHER INFORMATION.
None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The response to this item is incorporated by reference to Umpqua’s Proxy Statement for the 2014 annual meeting of shareholders under the captions “Annual Meeting Business”- “Item 1, Election of Directors”, “Information About Executive Officers”, “Corporate Governance Overview” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The response to this item is incorporated by reference to the Proxy Statement, Item 2-Ratification of Auditor Appointment under the caption “Independent Registered Public Accounting Firm.”
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

(3)
The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed on the Index of Exhibits to this annual report on Form 10-K on sequential page 166.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Umpqua Holdings Corporation has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on February 14, 2014.
UMPQUA HOLDINGS CORPORATION (Registrant)

/s/ Raymond P. Davis		February 14, 2014
Raymond P. Davis, President and Chief Executive Officer

Signature	Title	Date
/s/ Raymond P. Davis	President, Chief Executive Officer and Director	February 14, 2014
Raymond P. Davis	(Principal Executive Officer)

/s/ Ronald L. Farnsworth	Executive Vice President, Chief Financial Officer	February 14, 2014
Ronald L. Farnsworth	(Principal Financial Officer)

/s/ Neal T. McLaughlin	Executive Vice President, Treasurer	February 14, 2014
Neal T. McLaughlin	(Principal Accounting Officer)

/s/ Peggy Y. Fowler	Director	February 14, 2014
Peggy Y. Fowler

/s/ Stephen M. Gambee	Director	February 14, 2014
Stephen M. Gambee

/s/ James S. Greene	Director	February 14, 2014
James S. Greene

/s/ Luis F. Machuca	Director	February 14, 2014
Luis F. Machuca

/s/ Laureen E. Seeger	Director	February 14, 2014
Laureen E. Seeger

/s/ Dudley R. Slater	Director	February 14, 2014
Dudley R. Slater

/s/ Susan F. Stevens	Director	February 14, 2014
Susan F. Stevens

/s/ Hilliard C. Terry, III	Director	February 14, 2014
Hilliard C. Terry, III

/s/ Bryan L. Timm	Director	February 14, 2014
Bryan L. Timm

/s/ Frank R. J. Whittaker	Director	February 14, 2014
Frank R. J. Whittaker

EXHIBIT INDEX

Exhibit
2.1
Agreement and Plan of Merger, dated as of September 11, 2013, by and between Sterling Financial Corporation and Umpqua Holdings Corporation (incorporated by reference to Annex A to the joint proxy statement/prospectus contained the Registration Statement on Form S-4 (Registration No. 333-192346) filed November 15, 2013)

3.1	(a) Restated Articles of Incorporation with designation of Fixed Rate Cumulative Perpetual Preferred Stock, Series A and designation of Series B Common Stock Equivalent preferred stock

3.2	(b) Bylaws, as amended

4.1	(c) Specimen Common Stock Certificate

4.2	(d) Amended and Restated Declaration of Trust for Umpqua Master Trust I, dated August 9, 2007

4.3	(e) Indenture, dated August 9, 2007, by and between Umpqua Holdings Corporation and LaSalle Bank National Association

4.4	(f) Series A Guarantee Agreement, dated August 9, 2007, by and between Umpqua Holdings Corporation and LaSalle Bank National Association

4.5	(g) Series B Guarantee Agreement, dated September 6, 2007, by and between Umpqua Holdings Corporation and LaSalle Bank National Association

4.6	(h) Series B Supplement pursuant to Amended and Restated Declaration of Trust dated August 9, 2007

10.1**	(i) Third Restated Supplemental Executive Retirement Plan effective April 16, 2008 between the Company and Raymond P. Davis

10.2**	(j) Employment Agreement dated July 1, 2003, between the Company and Raymond P. Davis

10.3**	(k) Umpqua Holdings Corporation 2005 Performance-Based Executive Incentive Plan

10.4**	(l) 2003 Stock Incentive Plan, as amended, effective March 5, 2007

10.5**	(m) 2007 Long Term Incentive Plan effective March 5, 2007

10.6**	(n) Employment Agreement with Kelly J. Johnson dated January 15, 2009

10.7**	(o) Form of Employment Agreement with Ronald L. Farnsworth, Steven L. Philpott and Neal T. McLaughlin, each dated March 5, 2008

10.8**	(p) Form of Long Term Incentive Restricted Stock Unit Agreement

10.9**	(q) Split-Dollar Insurance Agreement dated April 16, 2008 between the Company and Raymond P. Davis

10.10**	(r) Form of First Amendment to Employment Agreement effective September 16, 2008 between the Company and Barbara Baker

10.11**	(s) Employment Agreement dated effective March 21, 2010 between the Company and Cort O’Haver

10.12**	(t) Employment Agreement dated effective June 1, 2010 between the Company and Mark Wardlow

10.13**	(u) Form of Amendment No. 1 to Nonqualified Stock Option Agreements between Company and Executive Officers that were originally issued January 31, 2011

10.14**	(v) Form of Amendment No. 1 to Restricted Stock Agreements between the Company and Executive Officers that were originally issued January 31, 2011

10.15**	(w) Form of Amendment to Employment Agreement effective January 9, 2013, between the Company and Ronald L. Farnsworth, Steven L. Philpott and Neal T. McLaughlin

10.16**	(x) Umpqua Holdings Corporation 2013 Incentive Plan, effective December 14, 2012

10.17**	(y) Form of Restricted Stock Award Agreement under 2013 Incentive Plan (Service Vesting)
10.18**	(z) Form of Restricted Stock Award Agreement under 2013 Incentive Plan (Performance Vesting)

10.19**	(aa) Form of Restricted Stock Award Agreement under 2013 Incentive Plan (162(m) Performance Vesting)

10.20
Investor Letter Agreement, dated September 11, 2013, between Umpqua Holdings Corporation, Sterling Financial Corporation, Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P. (incorporated by reference to Annex B to the joint proxy statement/prospectus contained in the Registration Statement on Form S-4 (Registration No. 333-192346) filed November 15, 2013)

10.21
Investor Letter Agreement, dated September 11, 2013, between Umpqua Holdings Corporation, Sterling Financial Corporation, Thomas H. Lee Equity Fund VI, L.P., Thomas H. Lee Parallel Fund VI, L.P. and Thomas H. Lee Parallel (DT) Fund VI, L.P. (attached as Annex C to the joint proxy statement/prospectus contained in the Registration Statement on Form S-4 (Registration No. 333-192346) filed November 15, 2013)

10.22**	(bb) Employment Agreement, dated September 11, 2013, by and between Umpqua Holdings Corporation and J. Gregory Seibly

12	Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrants

23.1	Consent of Independent Registered Public Accounting Firm - Moss Adams LLP

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

**Indicates compensatory plan or arrangement

(a)	Incorporated by reference to Exhibit 3.1 to Form 10-Q filed May 7, 2010
(b)	Incorporated by reference to Exhibit 3.2 to Form 8-K filed April 22, 2008
(c)	Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 (No. 333-77259) filed with the SEC on April 28, 1999
(d)	Incorporated by reference to Exhibit 4.1 to Form 8-K filed August 10, 2007
(e)	Incorporated by reference to Exhibit 4.2 to Form 8-K filed August 10, 2007
(f)	Incorporated by reference to Exhibit 4.3 to Form 8-K filed August 10, 2007
(g)	Incorporated by reference to Exhibit 4.3 to Form 8-K filed September 7, 2007
(h)	Incorporated by reference to Exhibit 4.4 to Form 8-K filed September 7, 2007
(i)	Incorporated by reference to Exhibit 99.1 to Form 8-K/A filed April 22, 2008
(j)	Incorporated by reference to Exhibit 10.4 to Form 10-Q filed August 14, 2003
(k)	Incorporated by reference to Appendix B to Form DEF 14A filed March 31, 2005
(l)	Incorporated by reference to Appendix A to Form DEF 14A filed March 14, 2007
(m)	Incorporated by reference to Appendix B to Form DEF 14A filed March 14, 2007
(n)	Incorporate by reference to Exhibit 10.7 to Form 10-K filed February 19, 2010
(o)	Incorporated by reference to Exhibit 99.1 to Form 8-K filed March 7, 2008
(p)	Incorporated by reference to Exhibit 10.4 to Form 10-Q filed August 3, 2007
(q)	Incorporated by reference to Exhibit 99.2 to Form 8-K filed April 22, 2008
(r)	Incorporated by reference to Exhibit 99.1 to Form 8-K filed October 8, 2008
(s)	Incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 4, 2010
(t)	Incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 4, 2010
(u)	Incorporated by reference to Exhibit 99.1 to Form 8-K filed February 4, 2011
(v)	Incorporated by reference to Exhibit 10.2 to Form 8-K filed June 20, 2011
(w)	Incorporated by reference to Exhibit 99.1 to Form 8-K filed January 14, 2013
(x)	Incorporated by reference to Appendix A to DEF 14A filed February 25, 2013
(y)	Incorporated by reference to Exhibit 99.1 to Form 8-K filed January 31, 2014
(z)	Incorporated by reference to Exhibit 99.1 to Form 8-K filed January 31, 2014
(aa)	Incorporated by reference to Exhibit 99.1 to Form 8-K filed January 31, 2014
(bb)	Incorporated by reference to Exhibit 10.3 to Form S-4 filed November 15, 2013 (Registration No. 333-192346)